Form 10-Q
period 1993-11-30
NATIONAL MEDICAL ENTERPRISES INC /NV/
filed 1994-01-14
CIK 70318

                                        UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549

                                           Form 10-Q

                    /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the quarterly period ended
                                      November 30, 1993.
                                              OR
                    / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ........ to .......... .
                                 Commission file number I-7293

                               NATIONAL MEDICAL ENTERPRISES, INC.
                    (Exact name of registrant as specified in its charter)



                       Nevada                                  95-2557091
           (State or other jurisdiction of                  (I.R.S. Employer
           incorporation or organization)                  Identification No.)

                                     2700 Colorado Avenue
                                    Santa Monica, CA  90404
                           (Address of principal executive offices)
                                        (310) 998-8000
                     (Registrant's telephone number, including area code)







    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days:                     Yes  X     No


    As of December 31, 1993 there were 165,851,285 shares of $0.075 par value common stock outstanding.

NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

INDEX

PART I.  FINANCIAL INFORMATION

                                                                                                      Page
Item 1.    Financial Statements:

             Consolidated Condensed Balance Sheets - November 30, 1993
                 and May 31, 1993. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2

             Consolidated Condensed Statements of Operations - Three Months and
                 Six Months Ended November 30, 1993 and 1992 . . . . . . . . . . . . . . . . . .        4

             Consolidated Condensed Statements of Cash Flows - Six Months
                 Ended November 30, 1993 and 1992. . . . . . . . . . . . . . . . . . . . . . . .        6

             Notes to Consolidated Condensed Financial Statements. . . . . . . . . . . . . . . .        7

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11



PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15

Item 2.    Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17

Item 4.    Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . .       17

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .       17

           Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18


Note: Items 3 and 5 of Part II are omitted because they are not applicable.

NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

November 30, 1993 and May 31, 1993

                                                                                 November 30,     May 31,
                                                                                    1993            1993
                                                                                 (unaudited)
                                                                                 (in thousands)
A S S E T S

Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .       $     165,247    $     140,919
Short-term investments . . . . . . . . . . . . . . . . . . . . . . . . .              67,015           97,567
Accounts and notes receivable, less allowance for doubtful
 accounts ($89,703 at November 30 and $115,103 at May 31). . . . . . . .             428,099          501,878
Inventories of supplies, at cost . . . . . . . . . . . . . . . . . . . .              57,785           62,028
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .             215,470          120,185
Assets of discontinued business, at net realizable value (Note 3). . . .             254,657             -
Other property, plant and equipment held for sale, at cost,
 net (Note 4). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             205,323           56,510
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .              80,641           44,493
Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . .              52,426           45,055
        Total current assets . . . . . . . . . . . . . . . . . . . . . .           1,526,663        1,068,635


Long-term receivables. . . . . . . . . . . . . . . . . . . . . . . . . .              37,872          189,779
Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             226,816          168,241
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              40,083           36,775

Property, plant and equipment, at cost . . . . . . . . . . . . . . . . .           2,440,205        3,313,597
  Less accumulated depreciation and amortization . . . . . . . . . . . .             671,652          821,505
        Net property, plant and equipment. . . . . . . . . . . . . . . .           1,768,553        2,492,092

Intangible assets, at cost . . . . . . . . . . . . . . . . . . . . . . .             216,831          394,178
  Less accumulated amortization. . . . . . . . . . . . . . . . . . . . .              92,188          176,336
        Net intangible assets. . . . . . . . . . . . . . . . . . . . . .             124,643          217,842
                                                                               $   3,724,630    $   4,173,364

See accompanying Notes to Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

November 30, 1993 and May 31, 1993

                                                                                 November 30,     May 31,
                                                                                    1993            1993
                                                                                 (unaudited)
                                                                                 (in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of long-term debt (Note 8) . . . . . . . . . . . . . . .       $     172,077    $     121,385
Short-term borrowings and notes. . . . . . . . . . . . . . . . . . . . .              70,713          163,285
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .             142,160          139,761
Current portion of reserves for discontinued operations,
  facility divestitures, realignment and unusual
  litigation costs (Notes 2 and 3) . . . . . . . . . . . . . . . . . . .             306,699          100,691
Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . .             368,191          387,609
        Total current liabilities. . . . . . . . . . . . . . . . . . . .           1,059,840          912,731


Notes and debentures, net of current portion . . . . . . . . . . . . . .             536,496          672,437
Convertible debentures . . . . . . . . . . . . . . . . . . . . . . . . .             220,185          219,945
        Total long-term debt, net of current portion (Note 8). . . . . .             756,681          892,382
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .              99,518          317,473
Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . .             332,849          298,708

Stockholders' equity:
  Common stock, $0.075 par value; authorized 450,000,000
   shares; 185,672,524 shares issued at November 30, 1993 and
   185,698,524 issued at May 31, 1993. . . . . . . . . . . . . . . . . .              13,925           13,927
  Other stockholders' equity . . . . . . . . . . . . . . . . . . . . . .           1,747,874        2,024,583
  Less treasury stock, at cost, 19,773,647 shares
   at November 30, 1993 and 19,800,103 shares at
   May 31, 1993. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (286,057)        (286,440)
        Total stockholders' equity . . . . . . . . . . . . . . . . . . .           1,475,742        1,752,070
                                                                               $   3,724,630    $   4,173,364

See accompanying Notes to Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Three Months And Six Months Ended November 30, 1993 and 1992
(unaudited)

                                                          Three Months                      Six Months

                                                        1993           1992            1993           1992
                                                           (dollars in thousands, except per share amounts)
                                                                        (1992 restated, see Note 3)

Net operating revenues (Note 5). . . . . . . . . .  $    769,952   $    785,335    $  1,544,976   $  1,575,753

Operating and administrative expenses
 (Note 6). . . . . . . . . . . . . . . . . . . . .       625,713        642,973       1,271,971      1,297,524
Depreciation and amortization. . . . . . . . . . .        41,666         40,078          84,460         80,138
Interest, net of capitalized portion . . . . . . .        19,353         19,523          37,759         39,511
   Total costs and expenses. . . . . . . . . . . .       686,732        702,574       1,394,190      1,417,173

Investment earnings. . . . . . . . . . . . . . . .         6,384          5,339          14,147         10,106
Gain on disposals of facilities and
 long-term investments . . . . . . . . . . . . . .        13,576         39,932          28,975         42,730
Income from continuing operations
  before income taxes and cumulative
  effect of a change in accounting . . . . . . . .       103,180        128,032         193,908        211,416

Taxes on income. . . . . . . . . . . . . . . . . .        42,000         50,000          80,000         83,000
Income from continuing operations before
  cumulative effect of a change in accounting. . .        61,180         78,032         113,908        128,416

Discontinued operations (Note 3):
  Loss from operations, net of income
   tax benefit . . . . . . . . . . . . . . . . . .        (1,171)       (25,651)       (154,800)       (25,411)

  Estimated loss on disposal, including
   operating losses during phase out
   period, net of income tax benefit . . . . . . .      (286,200)           -          (286,200)           -

Cumulative effect of a change in accounting
  for income taxes (Note 7). . . . . . . . . . . .           -              -            60,121            -

  Net income (loss). . . . . . . . . . . . . . . .  $   (226,191)  $     52,381    $   (266,971)  $    103,005

See accompanying Notes to Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations

NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

Three Months And Six Months Ended November 30, 1993 and 1992
(unaudited)

                                                          Three Months                      Six Months

                                                        1993           1992            1993           1992
                                                           (dollars in thousands, except per share amounts)

Earnings (loss) per share:
  Primary:
   Continuing operations . . . . . . . . . . . . .  $       0.37   $       0.47     $       0.69  $       0.77
   Discontinued operations . . . . . . . . . . . .         (1.73)         (0.15)           (2.66)        (0.15)
   Change in accounting. . . . . . . . . . . . . .           -              -               0.36           -

      Net. . . . . . . . . . . . . . . . . . . . .  $      (1.36)  $       0.32     $      (1.61) $       0.62

  Fully diluted:
   Continuing operations . . . . . . . . . . . . .  $       0.35   $       0.44     $       0.65  $       0.72
   Discontinued operations . . . . . . . . . . . .         (1.71)         (0.14)           (2.59)        (0.14)
   Change in accounting. . . . . . . . . . . . . .           -              -               0.33           -

      Net. . . . . . . . . . . . . . . . . . . . .  $      (1.36)  $       0.30     $      (1.61) $       0.58

Cash dividends per common share (Note 8) . . . . .  $        -     $       0.12     $       0.12  $       0.24
Weighted average shares and share
  equivalents outstanding -- primary . . . . . . .   166,077,250    166,023,714      166,092,879   166,214,124

See accompanying Notes to Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended November 30, 1993 and 1992
(unaudited)

                                                                                 1993             1992
                                                                                     (in thousands)
Net cash provided by operating activities (including
  changes in all operating assets and liabilities and including net operating expenditures of $89,722,000 in 1993 and
  $43,284,000 in 1992 for divestiture, realignment and unusual
  litigation costs). . . . . . . . . . . . . . . . . . . . . . . . . . .      $  109,627       $  167,699

Cash flows from investing activities:
  Purchases of property, plant and equipment . . . . . . . . . . . . . .         (58,863)        (163,791)
  Proceeds from sales of property, plant and equipment . . . . . . . . .         127,630           70,388
  Proceeds from sales (purchases) of investments . . . . . . . . . . . .          46,207             (761)
  Collections on notes . . . . . . . . . . . . . . . . . . . . . . . . .          96,249           22,860
  Purchase of Hillhaven preferred stock. . . . . . . . . . . . . . . . .         (63,415)            -
  Increase in intangible and other assets. . . . . . . . . . . . . . . .         (15,581)         (18,404)
  Other items. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (307)         (19,027)
    Net cash provided by (used in) investing activities. . . . . . . . .         131,920         (108,735)

Cash flows from financing activities:
  Net payments of unsecured lines of credit. . . . . . . . . . . . . . .        (117,820)         (69,141)
  Net proceeds from (payments of) reverse purchase agreements. . . . . .         (31,422)          19,653
  Proceeds from the sale of 7-3/8% notes . . . . . . . . . . . . . . . .            -              57,853
  Proceeds from other borrowings . . . . . . . . . . . . . . . . . . . .          14,370           45,915
  Principal payments on borrowings . . . . . . . . . . . . . . . . . . .         (42,994)         (42,500)
  Cash dividends paid to shareholders. . . . . . . . . . . . . . . . . .         (39,584)         (38,617)
  Purchases of treasury stock. . . . . . . . . . . . . . . . . . . . . .            -             (18,857)
  Other items. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             231           (2,676)
    Net cash used in financing activities. . . . . . . . . . . . . . . .        (217,219)         (48,370)


    Net increase in cash and cash equivalents. . . . . . . . . . . . . .          24,328           10,594
    Cash and cash equivalents at beginning of year . . . . . . . . . . .         140,919          113,957
    Cash and cash equivalents at end of period . . . . . . . . . . . . .      $  165,247       $  124,551

Supplemental disclosures:
  Interest paid, net of amounts capitalized. . . . . . . . . . . . . . .      $   39,417       $   45,496
  Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . .          18,399           61,840






See accompanying Notes to Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The unaudited financial information furnished herein, in the opinion of management, reflects all determinable adjustments which are necessary to fairly state the Company's financial position, its cash flows and the results of its operations for the periods indicated. All the adjustments are of a normal recurring nature except for those relating to the legal proceedings discussed in Note 2, the discontinued operations discussed in
     Note 3 and the accounting change discussed in Note 7. Operating results have been adversely affected by factors discussed in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations, including legal proceedings and investigations and certain claims and lawsuits of an unusual nature. These factors are related principally to the Company's discontinued psychiatric business, but they also have had an impact on other lines of business.

     The Company presumes that users of this interim financial information have read or have access to the Company's audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote and other disclosure which would substantially duplicate the disclosure contained in the Company's most recent annual report to security holders has been omitted. The interim financial information herein is not necessarily representative of operations for a full year for various reasons, including levels of occupancy, interest rates, facility acquisitions and disposals, revenue allowance and discount fluctuations, the timing of price changes, fluctuations in quarterly tax rates and the recording of unusual reserves mentioned in Notes 2 and 3 herein. These same considerations apply to all year-to-year comparisons.

2. As previously reported, the Company is and has been involved in significant legal proceedings and investigations of an unusual nature related principally to its psychiatric business. During the fourth quarter of fiscal 1993, the Company recorded a $65,000,000 charge for unusual legal fees and expenses, including an estimate for future costs and expenses expected to be incurred in responding to these matters through the trial stage. At August 31, 1993, the Company recorded additional reserves of $250,000,000 to estimate the cost of the ultimate disposition of the insurance companies' lawsuits discussed below, shareholder litigation and psychiatric malpractice cases involving fraud and conspiracy allegations, including settlements which may be reached with respect to these matters.

     In November the Company signed agreements to settle two of its lawsuits with certain insurance companies and in December the Company announced an agreement in principle to settle the remaining lawsuit. Under the settlements, the Company agreed to pay up to $125,000,000 and $89,900,000, respectively, as complete and final resolution of the disputed claims. The last installment of the $125,000,000 was paid in December 1993 and payments on the other settlement are scheduled to be made in February and March 1994. In return, the insurers agreed on an individual basis to strengthen standard business relations with the Company, including, for example, allowing the Company to compete for managed-care contracts and participate in provider networks. The settlements also will address the processing by the insurance companies of pending claims from psychiatric facilities owned by the Company's subsidiaries.

     In November the Company announced it had settled or reached agreements in principle to settle 66 patient care lawsuits against certain of its psychiatric hospitals in Texas. The Company paid the plaintiffs approximately $15,000,000. These cases represent approximately half of the psychiatric patient care cases which contain allegations of conspiracy or fraud. Prior to these settlements, the Company had successfully tried three psychiatric malpractice cases with similar allegations, two in Texas and one in California.

NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

     The remaining reserves for unusual litigation costs which relate to the above matters that have not been settled as of November 30, 1993 represent management's estimate of the net costs of the ultimate disposition of these matters. However, there can be no assurance that the ultimate liability will not exceed such estimates.

     Except for estimated legal fees and expenses, no provision for any liability resulting from the investigations by government agencies has been recognized in the accompanying financial statements because neither the ultimate disposition of these investigations nor the amount of liabilities or losses arising from them can be determined at this time.

3. On November 30, 1993, the Company decided to discontinue its psychiatric hospital business and adopted a plan to dispose of substantially all of its psychiatric hospitals and substance abuse facilities by May 31, 1994. Provisions, totaling $286,200,000 (net of $146,800,000 in tax benefits) have been made for estimated losses during the phase-out period and for the write-down of assets to estimated net realizable value. An estimate of the net realizable value is reported on the Consolidated Condensed Balance Sheet as a current asset. The Consolidated Condensed Statements of Operations reflect the operating results of the discontinued business separately from continuing operations. Accordingly, prior periods have been restated. Operating results for the discontinued business, excluding the $286,200,000 discussed above, were:

                                                        Three Months Ended             Six Months Ended
                                                           November 30                   November 30

                                                        1993           1992            1993           1992
                                                                       (dollars in thousands)

Net operating revenues . . . . . . . . . . . . . .  $    121,063   $    148,011    $    237,839   $    296,340

Loss before income taxes (1) . . . . . . . . . . .  $      1,771   $     39,651    $    266,400   $     38,411
Income tax benefit . . . . . . . . . . . . . . . .          (600)       (14,000)       (111,600)       (13,000)

Loss from operations . . . . . . . . . . . . . . .  $      1,171   $     25,651    $    154,800   $     25,411


         (1) The loss before income taxes for the six months ended November 30, 1993 includes the $250,000,000 charge for litigation costs recorded at August 31, 1993. (See Note 2.)

4. In January 1994, the Company sold 28 inpatient rehabilitation hospitals and 45 related satellite outpatient clinics for approximately $350,000,000 in cash including the net book values of certain inventory, receivables and other items of working capital subject to certain adjustments. After payment of expenses related to the transaction, associated long-term debt and other liabilities, the Company expects the net proceeds before taxes to be approximately $260,000,000. The sale will result in a gain to be recorded in the quarter ended February 28, 1994. The Company retained its six rehabilitation hospitals on or near acute care hospital campuses and has signed a letter of intent to sell its other remaining rehabilitation hospital.

         For the three and six months ended November 30, 1993 net operating revenues of the sold facilities were $110,250,000 and $221,835,000, respectively. Pretax income, before general corporate overhead costs, was $10,715,000 and $21,215,000, respectively. The net book value of the property, plant and equipment sold was $205,323,000 at November 30, 1993 and is reflected under current assets on the balance sheet.

NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

5. The Company's net operating revenues from continuing operations consist primarily of net patient service revenues, which are based on established billing rates less applicable allowances and discounts. These allowances and discounts, primarily for patients covered by Medicare, Medicaid and other contractual programs, amounted to $661,641,000 and $617,570,000 for the three month periods ended November 30, 1993 and 1992 and were $1,345,550,000 and $1,237,789,000 for the six month periods.

6. The provision for doubtful accounts and notes receivable is included in operating and administrative expenses net of any recoveries of previously written-off accounts or notes. The net provisions related to continuing operations for the three month periods ended November 30, 1993 and 1992 were $23,489,000 and $26,949,000, respectively, and for the six month periods then ended were $58,472,000 and $57,419,000.

7. Effective June 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Among other provisions, this standard requires deferred tax balances to be determined using enacted income tax rates for the years in which the taxes actually are paid or refunds actually are received instead of when the deferrals were initiated. The Company has recognized $60,121,000 as income in the quarter ended August 31, 1993, for the cumulative effect on prior years of adopting this standard based on tax rates in effect at June 1, 1993.

     Deferred tax assets and liabilities as of June 1, 1993, relate to the following:

                                                          Deferred Tax
                                                     Assets        Liabilities
                                                      (dollars in thousands)

            Depreciation and fixed asset
             basis differences                    $       -       $   271,900
            Divestiture and realignment costs         86,900               -
            Receivables - adjustments
             and allowances                           85,200               -
            Cash basis accounting change                -              54,400
            Accruals for insurance risks              39,300               -
            Intangible assets                           -              35,000
            Other long-term liabilities               27,200               -
            Benefit plans                             21,200               -
            Other accrued liabilities                 13,100               -
            Investments                               11,100               -
            Other                                      3,500               -
                                                  $  287,500      $   361,300

     At November 30, 1993, deferred income taxes in the accompanying Consolidated Condensed Balance Sheets had changed significantly from May 31, 1993. Such changes resulted primarily from the tax effects of temporary differences relating to (a) the adoption of FAS 109 and (b) losses for the period and certain reclassifications including the classification of discontinued and other assets held for sale as current.
      Management believes that the net deferred tax asset at November 30, 1993 will be realized from tax provisions against future income and tax loss carrybacks.

NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

8. On September 10, 1993, the Company canceled its $120,000,000 short-term revolving credit agreement entered into in December 1992. No loans were outstanding under this agreement.

     The Company's $300,000,000 unsecured bank revolving credit and term loan agreement, the borrowings under which were to have been converted to a five-year term loan on September 30, 1993, was amended by the unanimous agreement of the participating banks and the Company as of September 27 and October 15, 1993. The principal cause for the amendment was the Company's concern that, because of the service of search warrants on the Company by federal government agencies on August 26, 1993 and the unknown impact on the Company arising from these searches, certain of its lenders might not accept the Company's representations and warranties required in order to convert its revolving credit loans into the five-year term loans. Under the revised agreement the Company repaid $50,000,000 of outstanding revolving bank borrowings on September 30, 1993 and refinanced the $246,200,000 balance of such loans with term loans maturing on April 1, 1995. At November 30, 1993, the term loans had a balance of $234,800,000 and provide for quarterly installments of $11,400,000 on February 28, 1994, and May 31, 1994, and $15,000,000 on
     August 31, 1994, November 30, 1994, and February 28, 1995. The new term loans currently bear interest at the London Interbank Offered Rate ("LIBOR") plus 1.75% through March 31, 1994, LIBOR plus 2.0% from April 1, 1994 through September 30, 1994, and LIBOR plus 2.25% thereafter. These interest rates will be increased by 0.25% per annum during any period that the Company's long-term debt is rated below BB or Ba-2 by either Standard & Poor's Corporation or Moody's Investors Service, Inc., respectively.

     The revised agreement has, among other requirements, limitations on investments, borrowings, capital expenditures and dispositions of assets, and covenants regarding minimum operating results, net worth, working capital and specified operating ratios. These requirements are more comprehensive and restrictive than similar limitations and covenants under the former agreement. The amended agreement also provides that the Company may declare or pay dividends only if doing so will not otherwise result in a default under the agreement and for any fiscal quarter the dividends do not exceed the lesser of (a) $0.12 per share (up to an aggregate total of $21,200,000), or (b) (i) 43% of consolidated net earnings for the fiscal quarter ending November 30, 1993, and (ii) for fiscal quarters thereafter, the amount by which 40% of consolidated net earnings from December 1, 1993 through the relevant date of determination exceeds the amount of dividends declared or paid from December 1, 1993 through such date. Furthermore, the aggregate amount of dividends for the fiscal year ending May 31, 1994 shall not exceed 40% of consolidated net earnings (excluding the $250,000,000 accrual for unusual litigation costs, less related tax benefit, and the $60,121,000 of income for the cumulative effect of a change in accounting for income taxes) for such fiscal year.

     The Company also has agreed to incorporate the increased pricing and more restrictive covenants contained in the amended agreement described above into certain other loan agreements covering its secured loans payable and certain other notes.

     The Company is in compliance with all of its loan covenants.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's cash and cash equivalents at November 30, 1993 were $165,247,000. The ratio of long-term debt to equity was 0.51:1. It was 0.51:1 and 0.64:1, respectively, at the end of the last two fiscal years. Working capital at November 30, 1993 was $466,823,000 compared to $155,904,000 at May 31, 1993. The increase in working capital is principally due to the reclassifications of long-term assets related to the psychiatric hospital business discontinued in November 1993 and the rehabilitation hospital facilities sold in January 1994. Current deferred income taxes also increased by $95,285,000. The ratio of current assets to current liabilities was 1.44:1 at November 30, 1993 and 1.17:1 at May 31, 1993.

     Cash provided by operating activities was $109,627,000 for the six months ended November 30, 1993 compared to $167,699,000 for the same period last year after expenditures of $129,012,000 and $43,284,000, respectively, for divestiture, realignment and unusual litigation costs.

     In September 1993, the Company completed a series of transactions with The Hillhaven Corporation, which resulted in the Company receiving approximately $135,000,000 in cash. In January 1994 the Company sold 28 inpatient rehabilitation hospitals and 45 related satellite outpatient clinics for which the Company expects to receive net cash proceeds of approximately $260,000,000 before taxes and after payments of expenses related to the transaction, associated long-term debt and other liabilities.


     Cash payments for property and equipment were $58,863,000 for the six months ended November 30, 1993 and $163,791,000 for the same period last year. The estimated cost to complete major approved construction projects at wholly-owned subsidiaries is approximately $95,000,000, all of which is related to expansion, improvement and equipping of existing domestic general hospital facilities.

     The Company's $300,000,000 unsecured bank revolving credit and term loan agreement was amended by the Company and participating banks as of September 27, 1993 (see Note 8). Under the amended agreement, there are increased interest rates and the loan covenants with which the Company must now comply are more comprehensive and restrictive. Under the new agreement the Company has reduced the outstanding term loan borrowings to $234,800,000 which mature in various installments through April 1, 1995. The Company also has agreed to incorporate the increased pricing and more restrictive covenants into certain other loan agreements covering its secured loans payable and certain other notes.

     In June 1993 Moody's Investors Service, Inc. lowered its rating on the Company's senior debt from Baa-1 to Baa-3 and in August placed the Baa-3 rating under review for possible further downgrading. In September 1993 Standard and Poor's Corporation lowered its rating on the Company's senior debt from BBB- to BB. On December 15, however, Standard and Poor's placed this rating on "CreditWatch" with positive implications, indicating the possibility that the rating may be raised.

     The Company's liquidity, including cash provided by future operating activities is believed by management to be adequate to finance planned fiscal 1994 capital expenditures and known operating needs, including the scheduled 1994 maturities of its debt and the remaining payments of the settlement of the insurance companies' lawsuits.

     Management of the Company believes that the planned disposal of its psychiatric hospital business will improve its liquidity.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     The Company is attempting to resolve the government investigations and remaining legal proceedings discussed in Note 2. Management believes that patient volumes, cash flows and operating results at the Company's principal health care businesses have been adversely affected by the legal proceedings and investigations. Management cannot determine what additional liabilities, losses, or other future effects, including effects on the Company's liquidity and capital resources, may arise or result from these matters. However, the uncertainties associated with these matters, as well as the recorded and contingent liabilities arising from them, are factors influencing decisions by the Company's lenders.

Results of Operations

     The most significant transaction affecting results of operations for the quarter ended November 30, 1993 was a $433,000,000 pretax charge for the estimated loss on disposal of the Company's psychiatric hospitals and substance abuse facilities. (See Note 3.) This accrual was the principal reason for the Company's $226,191,000 net loss, compared to net income of $52,381,000 for the same prior year period.

     Income from continuing operations before income taxes and cumulative effect of a change in accounting was $103,180,000 for the quarter ended November 30, 1993, compared with $128,032,000 for the prior year quarter. These results include pretax gains on sales of facilities and long-term investments of $13,576,000 and $39,932,000, respectively.

     Net operating revenues and operating profits from continuing operations before interest for the three months and six months ended November 30, 1993 and 1992 are shown below:

                                                               Three Months Ended November 30,

                                                                       (in thousands)
                                                                                      Increase       %
                                                    1993             1992            (Decrease)    Change
Net Operating Revenues:
   Hospitals . . . . . . . . . . . . . . . . . . $   725,940      $   730,519        $    (4,579)    (1)%
   Other Businesses. . . . . . . . . . . . . . .      44,012           54,816            (10,804)   (20)%
         Total . . . . . . . . . . . . . . . . . $   769,952      $   785,335        $   (15,383)    (2)%

Operating Profits*:
   Hospitals . . . . . . . . . . . . . . . . . . $    90,072      $    90,785        $      (713)    (1)%
   Other Businesses. . . . . . . . . . . . . . .      15,345           14,177              1,168      8%
         Total . . . . . . . . . . . . . . . . . $   105,417      $   104,962        $       455      -

                                                               Six Months Ended November 30,

                                                                       (in thousands)
                                                                                      Increase       %
                                                     1993            1992            (Decrease)    Change
Net Operating Revenues:
   Hospitals . . . . . . . . . . . . . . . . . . $ 1,460,612      $ 1,463,177        $    (2,565)     -
   Other Businesses. . . . . . . . . . . . . . .      84,364          112,576            (28,212)   (25)%
         Total . . . . . . . . . . . . . . . . . $ 1,544,976      $ 1,575,753        $   (30,777)    (2)%

Operating Profits*:
   Hospitals . . . . . . . . . . . . . . . . . . $   169,969      $   174,769        $    (4,800)    (3)%
   Other Businesses. . . . . . . . . . . . . . .      23,618           28,831             (5,213)   (18)%
         Total . . . . . . . . . . . . . . . . . $   193,587      $   203,600        $   (10,013)    (5)%

* Before interest expense, investment earnings, minority interests, gain on disposals of facilities and long-term investments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Hospitals line of business includes the operations of domestic and international general hospitals, rehabilitation hospitals and the management services business. Net operating revenues for the quarter decreased by $4,579,000 (or 1%) over the prior year quarter and by $2,565,000 for the current six month period. Operating profits decreased by $713,000 (or 1%) over the prior year quarter and by $4,800,000 (or 3%) for the six months ended November 1993 over the comparable prior year period. While the operating profit margin for the current quarter remained the same, for the current six month period it declined to 11.6% from 11.9% a year ago. Revenues and operating profits increased for domestic general hospitals and international hospitals, but declined for rehabilitation hospitals.

      Selected statistics for domestic general hospital operations are shown below:

                                              Three Months Ended                    Six Months Ended
                                                November 30,                          November 30,

                                                                Increase                              Increase
                                         1993       1992       (Decrease)     1993        1992       (Decrease)

   Facilities owned or operated. . . .      34          35         (1)           34          35         (1)
   Quarter-end licensed beds . . . . .   6,749       6,844       (1.4)%       6,749       6,844       (1.4)%
   Average licensed beds in period . .   6,734       6,818       (1.2)%       6,732       6,792       (0.9)%
   Average occupancy . . . . . . . . .    45.2%       46.2%      (1.0)%*       44.9%       46.4%      (1.5)%*
   Patient days. . . . . . . . . . . . 276,815     286,723       (3.5)%     553,691     576,272       (3.9)%
   Net inpatient revenue
    per patient day. . . . . . . . . .$  1,362   $   1,287        5.8%    $   1,357    $  1,278        6.2%
   Admissions. . . . . . . . . . . . .  50,506      51,211       (1.4)%     101,111     103,213       (2.0)%
   Average length of stay (days) . . .     5.5         5.6       (1.8)%         5.5         5.6       (1.8)%
   Net inpatient
    revenues (in thousands). . . . . .$377,078   $ 369,121        2.2%    $ 751,288    $736,656        2.0%
   Net outpatient
    revenues (in thousands). . . . . .$136,023   $ 132,483        2.7%    $ 273,108    $259,297        5.3%
   Outpatient visits . . . . . . . . . 357,893     358,310       (0.1)%     723,624     725,456        (0.3)%
   % of net patient revenues from
    Medicare and Medicaid. . . . . . .    43.6%       40.6%       3.0%*        42.1%       39.2%       2.9%*

* These percentage changes are the differences between the 1993 and 1992 percentages (%'s) shown.

Domestic general hospital inpatient admissions decreased by 1.4% over the year earlier quarter and by 2.0% for the six month period whereas outpatient visits were flat from the prior year quarter and year ago period. There continue to be increases in inpatient acuity and intensity of services and higher inpatient revenue per patient day as less intensive services shift from an inpatient to an outpatient basis or to alternative health care delivery services because of technology improvements and as cost controls by payors become greater. Net outpatient revenues increased 2.7% over the prior year quarter and by 5.3% over the comparable prior six month period. Net inpatient revenues increased by 2.2% over the prior year quarter and by 2.0% over the comparable prior six month period. Allowances and discounts are expected to continue to rise because of increasing cost controls including utilization review by government and group health payors and because the percentage of business from managed care programs (and related discounts) continue to grow.

The general hospital industry in the United States and the Company's general hospitals continue to have significant unused capacity and thus there is substantial competition for patients. Inpatient utilization continues to be negatively affected by payor-required pre-admission authorization and by payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Increased competition, admission constraints and payor pressures are expected to continue. The Company offers discounts to private payor groups, enters into capitation contracts in some service areas, upgrades facilities and equipment where appropriate, and offers new programs and services. The Company has been implementing various cost control programs focused on reducing operating costs. The Company's general hospitals have been successful in increasing operating profits in a very competitive environment due in large part to enhanced cost control and efficiencies being achieved throughout the Company, but it will continue to be difficult for existing facilities to sustain the growth rate experienced in recent years.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Rehabilitation hospital net inpatient revenue decreased by 7.0% over the prior year quarter and by 9.0% for the six month period whereas net outpatient revenue increased by 11.6% over the prior year quarter and by 10.0% for the six month period. Net inpatient revenue per patient day declined by 5.5% over the prior year quarter and by 5.0% for the six month period. The decline in net inpatient revenue was partially due to lower patient days (reflecting payor's continuing efforts to avoid hospitalization and a shift to managed care) and higher medicare/medicaid program utilization. Average occupancy decreased 6.8% over the prior year quarter and by 9.3% for the six month period. Medicare/medicaid utilization increased 7.7 percentage points over the prior quarter and by 7.9 percentage points over the prior six month period. Additional rehabilitation hospital statistics and explanatory comments have been omitted from this discussion and analysis because most of the facilities were sold in January 1994. (See
Note 4.)

Psychiatric hospitals statistics and commentary have not been included herein because of the Company's decision on November 30, 1993 to discontinue its psychiatric hospital business by disposing of substantially all of its psychiatric hospitals and substance abuse facilities by May 31, 1994. (See
Note 3.) Even though the Company will continue to operate its psychiatric hospital business until completion of the divestiture program, the results of its operations will be reported as discontinued operations in the Company's financial statements. This action to discontinue its psychiatric hospital business and the sale of the rehabilitation hospitals described above (see Note 4), comprise significant elements of the Company's previously announced resolve to focus on its core general hospital business.

Other businesses include the operating results of the Company's dialysis centers, seven domestic long-term care facilities, the Company's equity interest in the net income of The Hillhaven Corporation, loan and lease guarantee fees from Hillhaven, the leasing of long-term care facilities and retirement centers to Hillhaven, international long-term care facilities (Westminster Health Care Holdings, PLC), and other smaller businesses.

Until Westminster's April 1993 public offering of stock which reduced the Company's ownership from approximately 90% to 42%, the revenues and expenses of Westminster were consolidated. Since that date, the Company has been accounting for its investment in Westminster on the equity method. Substantially all of the declines in net operating revenues of other businesses for the three months and six months ended November 30, 1993 compared to the year-earlier periods are due to this change in the Company's ownership of Westminster. Operating profits have been affected for the same reason.

In September 1993 the Company and Hillhaven substantially completed a series of transactions which resulted in the Company no longer being a lessor or lender to Hillhaven, but remaining a significant holder of Hillhaven common and preferred stock. After reflecting these transactions, including the sale of long term care facilities to Hillhaven, the Company's lease income for the six months ended November 30, 1993 was $8,801,000 lower than in the year-earlier period and the Company's equity in Hillhaven's net earnings was $6,565,000 higher than the comparable period.

BUSINESS OUTLOOK

In addition to the specific items mentioned in the sections above that continue to have an impact on the Company's liquidity, capital resources and results of operations, there are a number of other factors affecting our domestic business. Because of national, state and private industry efforts to reform the system of health care delivery in this country, the Company and the health care industry as a whole face increased uncertainty. While the Company is unable to predict which proposals will be adopted, it continues to analyze them and formulate its future business strategies accordingly.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

         Material Developments in Previously Reported Legal Proceedings:

             Aetna Life Insurance and Metropolitan Life Insurance Company vs. National Medical Enterprises, Inc. et al., and Connecticut General Life Insurance Company, Equitable Life Assurance Society of the United States, First Equicor Life Insurance Company and Equicor, Inc. vs. National Medical Enterprises, Inc. et al.

                      On November 4, 1993 the Company signed definitive
             settlement agreements in these lawsuits on terms substantially similar to the agreement-in-principle discussed in the Company's quarterly report on Form 10-Q for the quarter ended August 31, 1993.

             Travelers Insurance Co., et al. vs. National Medical
             Enterprises, Inc. and
             NME Psychiatric Properties, Inc. vs. Travelers Insurance Co., et al.

                      On December 3, 1993 the Company announced an agreement-in-
             principle with the plaintiffs in the Travelers action to settle the lawsuit. Under the settlement the Company will pay $89.9 million subject to potential reduction in the event certain administrative service customers fail to execute releases or other appropriate documentation in favor of the Company. Upon execution of the formal settlement agreement all claims between the parties, including the Company's claims in NME Psychiatric Properties, Inc. vs. Travelers Insurance Co., et al., will be dismissed with prejudice. In addition, under the terms of the settlement agreement, all of the outstanding claims for payment from the insurers will be expeditiously processed for payment and NME will meet, on an individual basis, with each insurer with the express goal of strengthening the respective business relationships.

             Jerrold Schaffer and Jayne M. Furman vs. National Medical Enterprises, Inc., Richard K. Eamer, Leonard Cohen, Jeffrey Barbakow, and Michael H. Focht, Sr. and Bernard Weisfeld vs. National Medical Enterprises, Inc., Richard K. Eamer, Leonard Cohen, Jeffrey Barbakow and Michael H. Focht, Sr.

                      On December 20, 1993, the United States District Court for
             the Central District of California ordered that these cases be consolidated into one action, captioned In re: National Medical Enterprises Securities Litigation II. Plaintiffs must file and serve on or before February 22, 1994 a consolidated and amended class action complaint which will be deemed the operative complaint superseding all previous complaints, filed in these actions. Defendants will have until March 28, 1994 to respond to the complaint. As previously reported, the Company believes that it has meritorious defenses to this action and will defend this litigation vigorously.

             Nita P. Heckendorn vs. National Medical Enterprises, Inc.; Jeffrey C. Barbakow; Raymond A. Hay; Maurice J. DeWald; and Peter de Wetter

                      As a result of the Court's previous ruling granting the
             defendants' challenge to the original complaint in this matter, plaintiff filed an amended complaint on November 4, 1993. Defendants' challenge to the amended complaint was heard by the Court on January 6, 1994. The Court sustained defendants' challenge in part, dismissing certain claims, and denied defendants' challenge in part. Defendants have 30 days to file an answer to the remaining portions of the complaint.

             Bedrosian v. National Medical Enterprises, Inc., Jeffrey C. Barbakow, Michael H. Focht, Sr., Bernice B. Bratter, Maurice J. DeWald, Peter de Wetter and Lester B. Korn.

                      On October 14, 1993, the Company made a demand on Mr.
             Bedrosian for repayment of all loans made to him by the Company. Mr. Bedrosian did not respond to that demand. On November 16, 1993, the Company filed a Cross-Complaint against Mr. Bedrosian for repayment of those loans. On November 7, 1993, Mr. Bedrosian's employment-related claims in the lawsuit were referred to a Superior Court Referee pursuant to the Company's motion. The remainder of the lawsuit, including the Company's Cross-Complaint for repayment of the loans, is proceeding in Los Angeles County Superior Court.

             Psychiatric Malpractice Cases

                      During the quarter ended November 30, 1993 the Company
             settled 66 of the pending psychiatric patient care cases involving allegations of corporate conspiracy or fraud for approximately $15 million.

See Note 2 of the Notes to Consolidated Condensed Financial Statements.

Item 2.          Changes in Securities

         Part II Item 2 of the Company's quarterly report on Form 10-Q for the quarter ended August 31, 1993, referred to an amendment to the Company's $300,000,000 unsecured bank revolving credit and term loan agreement (the "$300,000,000 Agreement"). Certain of the Company's other credit agreements have been amended to cause the provisions thereof to be substantially identical to the provisions of the $300,000,000 Agreement discussed in Part II Item 2 of the Company's quarterly report on Form 10-Q for the quarter ended August 31, 1993.

Items 3. and 5. are not applicable.

Item 4.          Submission of Matters to a Vote of Security Holders
         The Company's annual meeting of shareholders was held on September 29, 1993. The shareholders elected all of the Company's nominees for director and ratified the selection of KPMG Peat Marwick as the Company's independent auditors for the fiscal year ended May 31, 1994. The votes were as follows:

         1.      Election of Directors:        For                  Withheld
                 Bernice Bratter              148,791,174          2,183,768
                 Michael H. Focht, Sr.        148,795,986          2,178,956
                 Lester B. Korn               148,910,054          2,064,888

         2.      Ratification of selection of KPMG Peat Marwick:

                          For:                       149,840,059
                          Against:                       658,472
                          Abstaining:                    476,411

Item 6.       Exhibits and Reports on Form 8-K

     (a)   Exhibits.

           (10)  Material Contracts

                 (a) Asset Sale Agreement, dated December 3, 1993, by and between National Medical Enterprises, Inc., as Seller, and HEALTHSOUTH Rehabilitation Corporation, as Buyer.

                 (b) Amendment No. 1 to Asset Sale Agreement, dated as January 3, 1994, by and between National Medical Enterprises, Inc., as Seller, and HEALTHSOUTH Rehabilitation Corporation, as Buyer.

                 (c) Amendment No. 1 to Master Loan Agreement, dated as of November 2, 1993, between MP Funding Corporation and the Borrowers thereto.

                 (d) Amendment No. 1 to Credit Agreement, dated as of November 2, 1993, among MP Funding Corporation, Credit Suisse, as issuer of the letter of credit, the Banks parties thereto and Credit Suisse, as agent for the Banks.

           (11) Statement Re: Computation of Per Share Earnings for the three months and six months ended November 30, 1993 and 1992.

     (b)   Reports on Form 8-K:  None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   NATIONAL MEDICAL ENTERPRISES, INC.
                                              (Registrant)



Date:    January 13, 1994               /s/ RAYMOND L. MATHIASEN
                                          Raymond L. Mathiasen
                                         Senior Vice President,
                                     Acting Chief Financial Officer