Form 10-Q
period 1994-02-28
NATIONAL MEDICAL ENTERPRISES INC /NV/
filed 1994-04-14
CIK 70318

                                     UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                        Form 10-Q

                 /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the quarterly period ended
                                   February 28, 1994.
                                           OR
                 / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ........ to .......... .
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


    As of March 31, 1994 there were 165,952,065 shares of $0.075 par value common stock outstanding.

NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

INDEX

PART I.  FINANCIAL INFORMATION

                                                                                               Page
Item 1.   Financial Statements:

            Consolidated Condensed Balance Sheets - February 28, 1994
                and May 31, 1993. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2

            Consolidated Condensed Statements of Operations - Three Months and
                Nine Months Ended February 28, 1994 and 1993. . . . . . . . . . . . . . .        4

            Consolidated Condensed Statements of Cash Flows - Nine Months
                Ended February 28, 1994 and 1993. . . . . . . . . . . . . . . . . . . . .        6

            Notes to Consolidated Condensed Financial Statements. . . . . . . . . . . . .        7

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . .       12



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17

Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . .       20

          Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21


Note: Items 3, 4, and 5 of Part II are omitted because they are not applicable.

NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

February 28, 1994 and May 31, 1993

                                                                           February 28,     May 31,
                                                                              1994           1993
                                                                           (unaudited)
                                                                           (in thousands)
A S S E T S

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .       $    350,859    $   140,919
Short-term investments. . . . . . . . . . . . . . . . . . . . . . .             66,435         97,567
Accounts and notes receivable, less allowance for doubtful
 accounts ($88,319 at February 28 and $115,103 at May 31) . . . . .            396,602        501,878
Inventories of supplies, at cost. . . . . . . . . . . . . . . . . .             55,194         62,028
Deferred income taxes (Note 7). . . . . . . . . . . . . . . . . . .            302,076        120,185
Net assets of discontinued business, at net realizable
 value (Note 3) . . . . . . . . . . . . . . . . . . . . . . . . . .            229,248           -
Other property, plant and equipment held for sale, at cost,
 net (Note 4) . . . . . . . . . . . . . . . . . . . . . . . . . . .             20,416         56,510
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .             54,754         44,493
Other current assets. . . . . . . . . . . . . . . . . . . . . . . .             61,058         45,055
       Total current assets . . . . . . . . . . . . . . . . . . . .          1,536,642      1,068,635


Long-term receivables . . . . . . . . . . . . . . . . . . . . . . .             36,512        189,779
Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . .            236,008        168,241
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .             58,168         36,775

Property, plant and equipment, at cost. . . . . . . . . . . . . . .          2,421,710      3,313,597
  Less accumulated depreciation and amortization. . . . . . . . . .            677,645        821,505
       Net property, plant and equipment. . . . . . . . . . . . . .          1,744,065      2,492,092

Intangible assets, at cost. . . . . . . . . . . . . . . . . . . . .            173,455        394,178
  Less accumulated amortization . . . . . . . . . . . . . . . . . .             65,862        176,336
       Net intangible assets. . . . . . . . . . . . . . . . . . . .            107,593        217,842
                                                                          $  3,718,988    $ 4,173,364

See accompanying Notes to Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

February 28, 1994 and May 31, 1993

                                                                           February 28,     May 31,
                                                                              1994           1993
                                                                           (unaudited)
                                                                           (in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of long-term debt (Note 8). . . . . . . . . . . . .       $    115,829    $   121,385
Short-term borrowings and notes . . . . . . . . . . . . . . . . . .             71,512        163,285
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .            152,784        139,761
Current portion of reserves for discontinued operations,
  facility divestitures, realignment and unusual
  litigation costs (Notes 2 and 3). . . . . . . . . . . . . . . . .            533,694        100,691
Other current liabilities . . . . . . . . . . . . . . . . . . . . .            351,022        387,609
       Total current liabilities. . . . . . . . . . . . . . . . . .          1,224,841        912,731


Notes and debentures, net of current portion  . . . . . . . . . . .            502,285        672,437
Convertible debentures. . . . . . . . . . . . . . . . . . . . . . .            220,305        219,945
       Total long-term debt, net of current portion (Note 8). . . .            722,590        892,382
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .            117,639        317,473
Other long-term liabilities . . . . . . . . . . . . . . . . . . . .            340,209        298,708

Stockholders' equity:
  Common stock, $0.075 par value; authorized 450,000,000
   shares; 185,612,524 shares issued at February 28, 1994 and
   185,698,524 issued at May 31, 1993 . . . . . . . . . . . . . . .             13,921         13,927
  Other stockholders' equity. . . . . . . . . . . . . . . . . . . .          1,585,255      2,024,583
  Less treasury stock, at cost, 19,732,868 shares
   at February 28, 1994 and 19,800,103 shares at
   May 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . .           (285,467)      (286,440)
       Total stockholders' equity . . . . . . . . . . . . . . . . .          1,313,709      1,752,070
                                                                          $  3,718,988    $ 4,173,364

See accompanying Notes to Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Three Months And Nine Months Ended February 28, 1994 and 1993
(unaudited)

                                                      Three Months                   Nine Months

                                                    1994          1993           1994          1993
                                                        (dollars in thousands, except per share amounts)
                                                                   (1993 restated, see Note 3)

Net operating revenues (Notes 4 and 5). . . . . $    720,254   $   794,689    $ 2,265,230   $ 2,370,442

Operating and administrative expenses
 (Note 6) . . . . . . . . . . . . . . . . . . .      584,428       659,778      1,856,399     1,957,302
Depreciation and amortization . . . . . . . . .       39,007        40,750        123,467       120,888
Interest, net of capitalized portion. . . . . .       15,536        18,875         53,295        58,386
   Total costs and expenses . . . . . . . . . .      638,971       719,403      2,033,161     2,136,576

Investment earnings . . . . . . . . . . . . . .        6,055         4,598         20,202        14,704
Net gain on disposals of facilities and
 long-term investments. . . . . . . . . . . . .       60,379        27,169         89,354        69,899
Income from continuing operations
  before income taxes and cumulative
  effect of a change in accounting. . . . . . .      147,717       107,053        341,625       318,469

Taxes on income . . . . . . . . . . . . . . . .      (57,000)      (42,000)      (137,000)     (125,000)
Income from continuing operations before
  cumulative effect of a change in accounting .       90,717        65,053        204,625       193,469

Discontinued operations (Note 3):
  Loss from operations, net of income
   tax benefit. . . . . . . . . . . . . . . . .         -          (10,902)      (154,800)      (36,313)

  Estimated loss on disposal, including
   operating losses during phase out
   period, net of income tax benefit (Note 2) .     (255,000)         -          (541,200)         -

Cumulative effect of a change in accounting
  for income taxes (Note 7) . . . . . . . . . .         -             -            60,121          -

  Net income (loss) . . . . . . . . . . . . . .  $  (164,283)  $    54,151    $  (431,254)  $   157,156

See accompanying Notes to Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations

NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

Three Months And Nine Months Ended February 28, 1994 and 1993
(unaudited)

                                                      Three Months                   Nine Months

                                                    1994          1993           1994          1993
                                                        (dollars in thousands, except per share amounts)

Earnings (loss) per share:
  Primary:
   Continuing operations. . . . . . . . . . . .  $      0.55   $      0.39    $      1.23   $      1.16
   Discontinued operations. . . . . . . . . . .        (1.54)        (0.06)         (4.19)        (0.21)
   Change in accounting . . . . . . . . . . . .         -              -             0.36           -

      Net . . . . . . . . . . . . . . . . . . .  $     (0.99)  $      0.33    $     (2.60)  $      0.95

  Fully diluted:
   Continuing operations. . . . . . . . . . . .  $      0.51   $      0.37    $      1.16   $      1.09
   Discontinued operations. . . . . . . . . . .        (1.50)        (0.06)         (4.09)        (0.20)
   Change in accounting . . . . . . . . . . . .         -              -             0.33           -

      Net . . . . . . . . . . . . . . . . . . .  $     (0.99)  $      0.31    $     (2.60)  $      0.89

Cash dividends per common share (Note 8). . . .  $      -      $      0.12    $      0.12   $      0.36
Weighted average shares and share equivalents
  outstanding -- primary  . . . . . . . . . . .  165,872,000   166,000,000    165,887,000   166,143,000

See accompanying Notes to Consolidated Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended February 28, 1994 and 1993
(unaudited)

                                                                            1994           1993
                                                                               (in thousands)
Net cash provided by operating activities, before
  net expenditures for divestitures,
  realignment and unusual litigation costs. . . . . . . . . . . . .      $ 276,198       $ 292,967
Net expenditures for divestitures, realignment
  and unusual litigation costs. . . . . . . . . . . . . . . . . . .       (222,091)        (56,380)
  Net cash provided by operating activities . . . . . . . . . . . .         54,107         236,587


Cash flows from investing activities:
  Purchases of property, plant and equipment. . . . . . . . . . . .        (93,788)       (232,484)
  Proceeds from sales of property, plant and equipment. . . . . . .        483,326          73,820
  Proceeds from sales (purchases) of investments. . . . . . . . . .         46,786         (11,114)
  Collections on notes  . . . . . . . . . . . . . . . . . . . . . .         97,815          25,433
  Purchase of Hillhaven preferred stock . . . . . . . . . . . . . .        (63,415)           -
  Increase in intangible and other assets . . . . . . . . . . . . .        (13,943)        (20,737)
  Other items . . . . . . . . . . . . . . . . . . . . . . . . . . .         (7,742)        (23,973)
    Net cash provided by (used in) investing activities . . . . . .        449,039        (189,055)

Cash flows from financing activities:
  Net payments of unsecured lines of credit . . . . . . . . . . . .       (117,820)        (45,994)
  Net payments of reverse purchase agreements . . . . . . . . . . .        (31,422)           -
  Proceeds from the sale of 7-3/8% notes. . . . . . . . . . . . . .           -             57,900
  Proceeds from other borrowings  . . . . . . . . . . . . . . . . .         18,162          56,879
  Other payments on borrowings  . . . . . . . . . . . . . . . . . .       (122,788)        (24,798)
  Cash dividends paid to shareholders . . . . . . . . . . . . . . .        (39,584)        (58,273)
  Purchases of treasury stock . . . . . . . . . . . . . . . . . . .           -            (18,857)
  Other items . . . . . . . . . . . . . . . . . . . . . . . . . . .            246          (3,657)
    Net cash used in financing activities . . . . . . . . . . . . .       (293,206)        (36,800)


    Net increase in cash and cash equivalents . . . . . . . . . . .        209,940          10,732
    Cash and cash equivalents at beginning of year. . . . . . . . .        140,919         113,957
    Cash and cash equivalents at end of period. . . . . . . . . . .      $ 350,859       $ 124,689

Supplemental disclosures:
  Interest paid, net of amounts capitalized . . . . . . . . . . . .      $  49,257       $  60,977
  Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . .         30,456          98,238
  Notes received in connection with sales of facilities . . . . . .           -             52,677

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

2. As previously reported, the Company is and has been involved in significant legal proceedings and investigations of an unusual nature related principally to its psychiatric business. During the fourth quarter of fiscal 1993, the Company recorded a $65,000,000 charge for unusual legal fees and expenses, including an estimate for future costs and expenses expected to be incurred in responding to these matters through the trial stage. As of August 31, 1993, the Company recorded additional reserves of $250,000,000 to estimate the cost of the ultimate disposition of the insurance companies' lawsuits discussed below, shareholder litigation and psychiatric malpractice cases involving fraud and conspiracy allegations, including settlements which may be reached with respect to these matters.

    In November 1993 the Company signed agreements to settle two of its lawsuits with certain insurance companies and in February 1994 the Company signed an agreement to settle the remaining lawsuit. Under the settlements, the Company agreed to pay up to $125,000,000 and $89,900,000, respectively, as complete and final resolution of the disputed claims. The final installment of these settlements of approximately $45,000,000 was paid in March 1994. In return, the insurers agreed on an individual basis to strengthen standard business relations with the Company, including, for example, allowing the Company to compete for managed-care contracts and participate in provider networks. The settlements also addressed the processing by the insurance companies of pending claims from psychiatric facilities owned by the Company's subsidiaries.

    In November 1993 the Company announced it had settled or reached agreements in principle to settle 66 patient care lawsuits against certain of its psychiatric hospitals in Texas. The Company paid the plaintiffs approximately $15,000,000. In March 1994 the Company announced it had reached agreement to settle 23 more patient care lawsuits for approximately $2,500,000. These cases represent approximately two-thirds of the psychiatric patient care cases which contain allegations of conspiracy or fraud. Prior to these settlements, the Company had successfully tried three psychiatric malpractice cases with similar allegations, two in Texas and one in California. Another case was dismissed.

NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

    The remaining reserves for unusual litigation costs which relate to the above matters that have not been settled as of February 28, 1994 represent management's estimate of the net costs of the ultimate disposition of these matters. However, there can be no assurance that the ultimate liability will not exceed such estimates.

    Government agencies are investigating whether the Company and certain of its subsidiaries engaged in improper practices. As a result of the negotiations that have been on-going between the Company and the Civil Division and Criminal Division of the Department of Justice, and the Department of Health and Human Services, the Company has reached an agreement in principle which upon execution will bring to a close all open investigations by the federal government and its agencies of the Company, its subsidiaries and its facilities. Accordingly the Company now believes it has a reasonable basis on which to estimate the costs of the ultimate disposition of all federal and state government investigations and has recorded an additional reserve of $375,000,000 as of February 28, 1994. However, there can be no assurance that the ultimate liability will not exceed such estimates. Income tax benefits relating to these reserves are estimated to be approximately $120,000,000 and also have been recorded as of February 28, 1994. Terms for payment of the liability to the federal government have not been finalized. The Company believes it now also has a reasonable basis on which to estimate the cost of an ultimate resolution with state government agencies, however, no agreement in principle has been reached. However, management believes that any such resolution will not have a material adverse effect on the financial condition of the Company.

    All of the costs associated with these legal proceedings and investigations are classified in discontinued operations in the accompanying Consolidated Condensed Financial Statements.

3. On November 30, 1993, the Company decided to discontinue its psychiatric hospital business and adopted a plan to dispose of substantially all of its psychiatric hospitals and substance abuse facilities within one year. Provisions, totaling $286,200,000 (net of $146,800,000 in tax benefits), were made for estimated losses during the phase-out period and for the write-down of assets to estimated net realizable value. The estimated net realizable value is reported on the Consolidated Condensed Balance Sheet as a current asset. The Consolidated Condensed Statements of Operations reflect the operating results of the discontinued business separately from continuing operations. Accordingly, prior periods have been restated.

    Operating results for periods subsequent to November 30, 1993 are charged to the provision for estimated losses during the phase-out period. Operating results for the discontinued business, excluding the $286,200,000 discussed above, were (in thousands):

                                                Three Months
                                                    Ended           Nine Months Ended
                                                 February 28,           February 28,
                                                     1993            1994          1993
Net operating revenues. . . . . . . . . . . . . $    138,588     $    237,839  $    434,928

Loss before income taxes. . . . . . . . . . . . $    (16,902)    $   (266,400) $    (55,313)
Income tax benefit. . . . . . . . . . . . . . .        6,000          111,600        19,000

Loss from operations. . . . . . . . . . . . . . $    (10,902)    $   (154,800) $    (36,313)

On March 30, 1994 the Company signed an agreement to sell 47 psychiatric facilities to Charter Medical Corporation for approximately $200 million, including the net book values of certain inventory, receivables and other items of working capital, subject to certain adjustments. After payments of certain expenses and liabilities not assumed by Charter, the Company expects to receive net cash proceeds of approximately $186 million before tax benefits. The terms of the sale are consistent with the estimates used in the November 30, 1993 provision described above.

NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

4. In January 1994, the Company sold 28 inpatient rehabilitation hospitals and 45 related satellite outpatient clinics for approximately $350,000,000 in cash, including the net book values of certain inventory, receivables and other items of working capital, subject to certain adjustments. After payment of expenses related to the transaction, associated long-term debt and other liabilities, the net proceeds before taxes were approximately $260,000,000. The sale resulted in a gain of $66,208,000. The Company retained six rehabilitation hospitals on or near acute care hospital campuses and in March 1994 sold its other remaining rehabilitation hospital for approximately $14,000,000.

    For the three and nine months ended February 28, 1994, net operating revenues of the sold facilities were $38,944,000 and $265,834,000, respectively. Pretax income, before general corporate overhead costs, was $4,100,000 and $22,228,000, respectively.

5. The Company's net operating revenues from continuing operations consist primarily of net patient service revenues, which are based on established billing rates less applicable allowances and discounts. These allowances and discounts, primarily for patients covered by Medicare, Medicaid and other contractual programs, amounted to $676,992,000 and $645,183,000 for the three-month periods ended February 28, 1994 and 1993 and were $2,022,542,000 and $1,882,972,000 for the nine-month periods.

6. The provision for doubtful accounts and notes receivable is included in operating and administrative expenses net of any recoveries of previously written-off accounts or notes. The net provisions related to continuing operations for the three-month periods ended February 28, 1994 and 1993 were $25,812,000 and $28,228,000, respectively, and for the nine-month periods then ended were $84,284,000 and $85,647,000.

7. Effective June 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Among other provisions, this standard requires deferred tax balances to be determined using enacted income tax rates for the years in which the taxes actually are paid or refunds actually are received instead of when the deferrals were initiated. The Company recognized $60,121,000 as income in the quarter ended August 31, 1993, for the cumulative effect on prior years of adopting this standard based on tax rates in effect at June 1, 1993.

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

NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

    At February 28, 1994, deferred income taxes in the accompanying Consolidated Condensed Balance Sheets had changed significantly from May 31, 1993. Such changes resulted primarily from the tax effects of temporary differences relating to a) reserves for discontinued operations, facility divestitures, realignment and unusual litigation costs, b) the adoption of FAS 109 and c) other losses for the period and the classification of discontinued and other assets held for sale as
    current.   Management believes that the net deferred tax asset at
    February 28, 1994 will be realized from tax provisions against future income and tax loss carrybacks.

8. On September 10, 1993, the Company canceled its $120,000,000 short-term revolving credit agreement entered into in December 1992. No loans were outstanding under this agreement.

    On September 30, 1993 the Company repaid $50,000,000 of outstanding revolving bank borrowings under its $300,000,000 unsecured bank revolving credit and term loan agreement and refinanced the $246,200,000 balance of such loans with term loans maturing on April 1, 1995. At February 28, 1994, the term loans had a balance of $223,400,000 and provided for quarterly installments of $11,400,000 on May 31, 1994 and $15,000,000 on August 31, 1994, November 30, 1994, and February 28, 1995. These loans were repaid on April 13, 1994, with long-term debt, as described below, and thus these quarterly installments are excluded from current liabilities as of February 28, 1994.

    On April 13, 1994, the Company entered into a new $464,700,000 revolving credit and letter of credit agreement with Bank of America NT&SA, The Bank of New York, Bankers Trust Company and Morgan Guaranty Trust Company of New York. The new agreement was entered into to refinance existing bank debt and to obtain continuing waivers of covenants from banks that issued existing letters of credit in connection with the Company's commercial paper and remarketable bond programs. The covenant waivers were necessary as a result of the reserve recorded as of February 28, 1994, related to certain federal and state governmental investigations. See Note 2 herein.

    The new agreement provides for revolving loans of up to $222,000,000 and for letters of credit in an aggregate amount of $242,700,000 to support certain of the Company's obligations relating to its commercial paper and remarketable bond programs. Loans under the new agreement of $222,000,000 were used to repay all of the Company's obligations under, and to effect termination of, its then existing unsecured bank term loan agreement. The letters of credit were issued on April 13, 1994 to support the Company's obligations related to existing letters of credit and were provided in exchange for covenant waivers by the issuing banks.

    All outstanding revolving loans under the new agreement mature on April 12, 1995, and there are no earlier installments of principal due or required reductions of availability thereunder. The letters of credit have an expiry date of April 5, 1995, and are subject to drawing in full prior to expiry if the obligations supported thereby continue to be outstanding. If the letters of credit are drawn on April 5, 1995, or at any time prior thereto, the Company's reimbursement obligations to Morgan Guaranty Trust Company of New York, the issuing bank of the letters of credit under the new agreement, will be due and payable on the date of drawing.

    Revolving loans under the new agreement bear interest at a base rate which is equal to the prime rate announced by Morgan Guaranty Trust Company of New York or, if higher, the federal funds rate plus 0.50% or, at the option of the Company, a London interbank offered rate ("LIBOR") plus 1.00% per annum, for interest periods of 1-, 2-, 3-, or 6-months. Revolving loans under the former agreement bore interest at LIBOR plus 1.75% through March 31,1994, LIBOR plus 2.00% from April 1, 1994 through September 30, 1994 and LIBOR plus 2.25% thereafter. The Company has agreed to pay to the lenders under the new agreement a letter of credit fee at the rate of 1.00% per annum on the amount available on any day for drawing under the letters of credit. The Company also has agreed

NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES to pay to Morgan Guaranty Trust Company of New York, as issuing bank of the letters of credit under the new agreement, a fee at the rate of 0.25% per annum on the amount available on any day for drawing under the letters of credit, in consideration of its agreement to issue the letters of credit.

    The new agreement has, among other requirements, limitations on borrowings, liens, contingent obligations, investments, capital expenditures and mergers and disposition of assets, and covenants regarding maintenance of net worth and fixed charge coverage. These financial covenants are generally less restrictive than similar covenants under the former agreement. The new agreement also provides that the Company may declare or pay dividends only if doing so will not otherwise result in a default under the agreement and, for any fiscal quarter, that dividends do not exceed the lesser of (a) $0.12 per share (up to an aggregate total of $21,200,000) and (b) the amount by which 40% of consolidated net earnings for the period from February 28, 1994 through the relevant date of determination exceeds the aggregate amount of dividends declared or paid from February 28, 1994 through such date. Furthermore, the aggregate amount of dividends for the fiscal year ending May 31, 1994 may not exceed 40% of consolidated net earnings (determined without giving effect to a $250,000,000 accrual for certain litigation costs in the second quarter of fiscal 1994, a $375,000,000 accrual for certain other litigation costs in the third quarter of fiscal 1994, and the $60,121,000 income attributable to the cumulative effect of a change in accounting for income taxes for such fiscal year).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

    The Company's cash and cash equivalents at February 28, 1994 were $350,859,000, an increase of $209,940,000 over May 31, 1993. The ratio of long-term debt to equity was 0.55:1. It was 0.51:1 and 0.64:1, respectively, at the end of the last two fiscal years. Working capital at February 28, 1994 was $311,801,000 compared to $155,904,000 at May 31, 1993. The ratio of current assets to current liabilities was 1.25:1 at February 28, 1994 and 1.17:1 at May 31, 1993.

    Cash provided by operating activities was $276,198,000 for the nine months ended February 28, 1994 compared to $292,967,000 for the same period last year before expenditures of $222,091,000 and $56,380,000, respectively, for divestiture, realignment and unusual litigation costs.

    In September 1993, the Company completed a series of transactions with The Hillhaven Corporation, which resulted in the Company receiving approximately $135,000,000 in cash. In January 1994 the Company sold 28 inpatient rehabilitation hospitals and 45 related satellite outpatient clinics, for which the Company received net cash proceeds of approximately $260,000,000 before taxes and after payments of expenses related to the transaction, associated long-term debt and other liabilities. In March, the Company sold an additional rehabilitation hospital for which the Company received approximately $14,000,000.

    On March 30, 1994, the Company signed an agreement to sell 47 psychiatric facilities for approximately $200 million. After payments of certain expenses and liabilities not assumed by the buyer, the Company expects to receive net cash proceeds of approximately $186 million before tax benefits. The transaction is expected to close in phases through September 1994 with the majority of the facilities scheduled to transfer May 31, 1994.

    Cash payments for property and equipment were $93,788,000 for the nine months ended February 28, 1994 and $232,484,000 for the same period last year. The estimated cost to complete major approved construction projects at wholly-owned subsidiaries is approximately $99,291,000, all of which is related to expansion, improvement and equipping of existing domestic hospital facilities, and the significant portion of which will be spent over the next three years.

    On April 13, 1994, the Company replaced its existing unsecured bank term loan agreement which, among other things, required quarterly installments aggregating $56,400,000 through February 28, 1995, with a new $464,700,000 revolving credit and letter of credit agreement with Bank of America NT&SA, The Bank of New York, Bankers Trust Company and Morgan Guaranty Trust Company of New York. See Note 8 herein. Loans under the new agreement of $222,000,000 were used to repay all of the Company's obligations under, and to effect termination of, its then existing unsecured bank term loan agreement. All outstanding loans under the new agreement mature on
April 12, 1995 and the letters of credit expire on April 5, 1995.   Under
the new agreement the interest rate applicable to revolving loans is significantly lower than the interest rate applicable to the loans repaid under the terminated credit agreement. The Company has no unused revolving credit availability under the new agreement and has no other unused committed credit facilities.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    The Company's liquidity including cash to be provided by: 1) future operating activities; 2) the proceeds from anticipated disposals of assets;
3) and other sources is believed by management to be adequate to finance planned capital expenditures and known operating needs, including scheduled current maturities of its debt and the costs of the ultimate disposition of the federal and state government investigations referred to in Note 2.

    Management believes that patient volumes, cash flows and operating results at the Company's principal health care businesses have been adversely affected by the legal proceedings and investigations described elsewhere in this Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

    The most significant transaction affecting results of continuing operations for the quarter ended February 28, 1994 was the sale of the rehabilitation hospitals and clinics. See Note 4 herein. The revenues and expenses of these facilities are included in the Company's results of operations through December 31, 1993.

    During the quarter ended February 28, 1994, the Company recorded a $375,000,000 addition to its previously established reserve for discontinued psychiatric division operations as a result of an agreement-in-principle with certain federal government agencies. Income tax benefits relating to this additional reserve are estimated to be $120,000,000 and were also recorded as of February 28, 1994. See Note 2 herein.

    Income from continuing operations before income taxes and cumulative effect of a change in accounting was $147,717,000 for the quarter ended February 28, 1994, compared with $107,053,000 for the prior year quarter. These results include pretax net gains on sales of facilities and long-term investments of $60,379,000 and $27,169,000, respectively.

    Net operating revenues and operating profits from continuing operations before interest for the three months and nine months ended February 28, 1994 and 1993 are shown below:

                                                           Three Months Ended February 28,

                                                                   (in thousands)
                                                                                Increase      %
                                                 1994            1993          (Decrease)   Change
Net Operating Revenues:
   Hospitals. . . . . . . . . . . . . . . . . $  682,716      $  739,610       $  (56,894)   (8)%
   Other Businesses . . . . . . . . . . . . .     37,538          55,079          (17,541)  (32)%
         Total. . . . . . . . . . . . . . . . $  720,254      $  794,689       $  (74,435)   (9)%

Operating Profits*:
   Hospitals. . . . . . . . . . . . . . . . . $   90,245      $   83,099       $    7,146     9 %
   Other Businesses . . . . . . . . . . . . .      7,872          12,936           (5,064)  (39)%
         Total. . . . . . . . . . . . . . . . $   98,117      $   96,035       $    2,082      2%

                                                           Nine Months Ended February 28,

                                                                   (in thousands)
                                                                                Increase      %
                                                 1994            1993          (Decrease)   Change
Net Operating Revenues:
   Hospitals. . . . . . . . . . . . . . . . . $2,143,328      $2,202,787       $  (59,459)   (3)%
   Other Businesses . . . . . . . . . . . . .    121,902         167,655          (45,753)  (27)%
         Total. . . . . . . . . . . . . . . . $2,265,230      $2,370,442       $ (105,212)   (4)%

Operating Profits*:
   Hospitals. . . . . . . . . . . . . . . . . $  260,214      $  257,868       $    2,346     1 %
   Other Businesses . . . . . . . . . . . . .     31,490          41,767          (10,277)  (25)%
         Total. . . . . . . . . . . . . . . . $  291,704      $  299,635       $   (7,931)   (3)%

* Before interest expense, investment earnings, minority interests, net gain on disposals of facilities and long-term investments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Hospitals line of business includes the operations of domestic and international general hospitals, rehabilitation hospitals and the management services business. Net operating revenues for the quarter decreased by $56,894,000 (or 8%) over the prior year quarter and by $59,459,000 (or 3%) for the current nine-month period. The reason for these decreases was the sale of the Rehabilitation facilities in January 1994. Operating profits increased by $7,146,000 (or 9%) over the prior year quarter primarily due to the reasons discussed below and by $2,346,000 (or 1%) for the nine months ended February 1994 over the comparable prior year period. The operating profit margin increased for both the current quarter and for the current nine-month period, from 11.2% to 13.2% and from 11.7% to 12.1%, respectively, primarily due to effective cost control programs and the sale of the rehabilitation hospitals, which as a whole, had lower margins than the general hospitals.

     Selected statistics for domestic general hospital operations are shown below:

                                           Three Months Ended                 Nine Months Ended
                                             February 28,                       February 28,

                                                            Increase                           Increase
                                      1994      1993       (Decrease)    1994       1993      (Decrease)

  Facilities owned or operated. . .      34         35        (1)            34          35        (1)
  Quarter-end licensed beds . . . .   6,749      6,829      (1.2)%        6,749       6,829      (1.2)%
  Average licensed beds in period .   6,749      6,842      (1.4)%        6,739       6,808      (1.0)%
  Average occupancy . . . . . . . .    50.7%      49.7%      1.0%*         46.8%       47.5%     (0.7)%
  Patient days. . . . . . . . . . . 307,870    306,054       0.6%       861,561     882,326      (2.4)%
  Net inpatient revenue
   per patient day. . . . . . . . .$  1,328  $   1,286       3.3%    $    1,346  $    1,281       5.1%
  Admissions. . . . . . . . . . . .  54,304     53,233       2.0%       155,415     156,446      (0.7)%
  Average length of stay (days) . .     5.7        5.7        -             5.5         5.6      (1.8)%
  Net inpatient
   revenues (in thousands). . . . .$408,759  $ 393,507       3.9%    $1,160,047  $1,130,163       2.6%
  Net outpatient
   revenues (in thousands). . . . .$133,267  $ 126,837       5.1%    $  406,375  $  386,134       5.2%
  Outpatient visits . . . . . . . . 366,729    365,058       0.5%     1,090,353   1,090,773        -
  % of net patient revenues from
   Medicare and Medicaid. . . . . .    47.1%      42.2%      4.9%*         43.8%       40.3%      3.5%*

* These percentage changes are the differences between the 1994 and 1993 percentages (%'s) shown.

Domestic general hospital inpatient admissions increased by 2.0% over the year earlier quarter while decreasing 0.7% for the nine month period. The same 34 facilities owned or operated for both years reflect increases of 3.1% in inpatient admissions, 2.0% in patient days and 1.9% in outpatient visits over the prior year quarter. There continue to be increases in inpatient acuity and intensity of services and higher inpatient revenue per patient day as less intensive services shift from an inpatient to an outpatient basis or to alternative health care delivery services because of technology improvements and as cost controls by payors become greater. Allowances and discounts are expected to continue to rise because of increasing cost controls including utilization review by government and group health payors and because the percentage of business from managed care programs (and related discounts) continue to grow.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Psychiatric hospitals statistics and commentary have not been included herein because of the Company's decision on November 30, 1993 to discontinue its psychiatric hospital business by disposing of substantially all of its psychiatric hospitals and substance abuse facilities within twelve months. The Company's announced sale in March 1994 of 47 psychiatric facilities will result in the transfer to the buyer of these hospitals over approximately six months. See Note 3 herein. Even though the Company will continue to operate its psychiatric hospital business until completion of the divestiture program, the results of its operations will be reported as discontinued operations in the Company's financial statements.
This action to discontinue its psychiatric hospital business and the sale of the psychiatric and rehabilitation hospitals described above comprise significant elements of the Company's previously announced decision to focus on its core general hospital business.

Other businesses currently include the operating results of the Company's dialysis centers, seven domestic long-term care facilities, the Company's equity interest in the net income of The Hillhaven Corporation, loan and lease guarantee fees from Hillhaven, the leasing of long-term care facilities and retirement centers to Hillhaven, the Company's equity interest in Westminster Health Care Holdings, PLC (Westminster), and other smaller businesses.

Until Westminster's April 1993 public offering of stock which reduced the Company's ownership from approximately 90% to approximately 42%, the revenues and expenses of Westminster were consolidated. Since that date, the Company has been accounting for its investment in Westminster on the equity method. Most of the declines in net operating revenues of other businesses for the three months and nine months ended February 28, 1994 compared to the year-earlier periods are due to this change in the Company's ownership of Westminster and the restructuring of its relationship with Hillhaven described below. Operating profits have been affected for the same reason.

In September 1993 the Company and Hillhaven substantially completed a series of transactions which resulted in the Company no longer being a lessor or lender to Hillhaven, but remaining a significant holder of Hillhaven common and preferred stock. After reflecting these transactions, including the sale of long term care facilities to Hillhaven, the Company's lease income for the three and nine months ended February 28, 1994 was $4,303,000 and $12,860,000 lower than in the year-earlier periods and the Company's equity in Hillhaven's net earnings was $338,000 and $6,903,000 higher than the comparable periods.

BUSINESS OUTLOOK

In addition to the specific items mentioned in the sections above that continue to have an impact on the Company's liquidity, capital resources and results of operations, there are a number of other factors affecting our domestic business. Because of national, state and private industry efforts to reform the system of health care delivery in this country, the Company and the health care industry as a whole face increased uncertainty. While the Company is unable to predict which proposals for health care reform will be adopted, it continues to analyze them and formulate its future business strategies accordingly.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

        Material Developments in Previously Reported Legal Proceedings:

        Travelers Insurance Co., et al. vs. National Medical Enterprises, Inc. and NME Psychiatric Properties, Inc. vs. Travelers Insurance Co., et al.

                This lawsuit was previously reported in the Company's Form 10-K for the fiscal year ended May 31, 1993, and Form 10-Q for the quarter ended November 30, 1993. On February 18, 1994, the Company signed a definitive settlement agreement in these lawsuits on terms substantially similar to the agreement-in-principle discussed in the Company's quarterly report on Form 10-Q for the quarter ended November 30, 1993.

        In re: National Medical Enterprises, Inc. Securities Litigation

                This lawsuit was previously reported in the Company's Form 10-K for the fiscal year ended May 31, 1993. The matter is currently in the discovery stage, and no trial date has been set. In February 1994 the parties and the Company's insurance carriers commenced a voluntary mediation. The mediation process is continuing and the Company is unable to predict the likelihood of settlement at this time.

        In re: National Medical Enterprises, Inc. Securities Litigation II

                This lawsuit was previously reported in the Company's Forms 10-Q for the quarters ended August 31, 1993 and November 30, 1993. The plaintiffs have until April 25, 1994, to file an amended and consolidated class action complaint, which will supersede all prior complaints. Defendants will have until June 9, 1994, to file an answer or a motion to dismiss the amended and consolidated complaint. The Company believes it has meritorious defenses to this action and will defend this litigation vigorously.

        Nita P. Heckendorn vs. National Medical Enterprises, Inc., Jeffrey C. Barbakow, Raymond A. Hay, Maurice J. DeWald and Peter de Wetter

                This lawsuit was previously reported in the Company's Form 10-K for the fiscal year ended May 31, 1993, and Forms 10-Q for the quarters ended August 31, 1993 and November 30, 1993. Following a January 6, 1994, hearing, the court granted in part NME's challenge to the Heckendorn suit and dismissed certain claims made against certain individuals as well as certain claims made against NME. The remaining claims are pending and the parties are engaged in discovery.

        John C. Bedrosian vs. National Medical Enterprises, Inc., Jeffrey C. Barbakow, Michael H. Focht, Sr., Bernice B. Bratter, Maurice J. DeWald, Peter de Wetter and Lester B. Korn

                This lawsuit was previously reported in the Company's Forms 10-Q for the quarters ended August 31, 1993, and November 30, 1993. Mr. Bedrosian's employment-related claims in the lawsuit are scheduled to go to trial before a Referee in June 1994.

        United States of America vs. P.I.A. San Antonio, Inc.

                On November 16, 1993, the United States District Court for the Western District of Texas, San Antonio Division, accepted a plea by PIA San Antonio, Inc., dba Colonial Hills Hospital, an NME subsidiary, to a two-count information charging a violation of 18 USC ss1001 and 1002 (making a false statement) and a violation of 18 USC s287 (presenting a false claim). More specifically, the hospital was charged with presenting a false claim in December 1989 regarding a physician not having a Civilian Health and Medical Program for the Uniform Services ("CHAMPUS") provider number and to making a false statement in an Emergency Admission Letter submitted to CHAMPUS in December 1990. The hospital was ordered to pay restitution in the amount of $1,000,000 and a fine in the amount of $1,000,000. The hospital was closed in May, 1992.

        Psychiatric Malpractice Cases

                These cases were previously reported in the Company's Form 10-K for the fiscal year ended May 31, 1993 and Form 10-Q for the quarter ended November 30, 1993. On March 8, 1994, the Company announced that it had reached agreements to settle 23 of the pending psychiatric patient care cases involving allegations of corporate conspiracy or fraud for approximately $2.5 million. Including those cases, the Company now has settled approximately two-thirds of the lawsuits asserting fraud or corporate conspiracy for approximately $17,500,000.


        Government Investigations

        Government agencies are investigating whether NME and certain of its subsidiaries engaged in improper practices as previously reported in the Company's 10-K for the fiscal year ended May 31, 1993. As a result of the negotiations between the Company and the Civil Division and Criminal Division of the U.S. Department of Justice, and the U.S. Department of Health and Human Services, the Company has reached an agreement in principle which, upon execution of a definitive agreement, will bring to a close all open investigations by the federal government and its agencies of NME, its subsidiaries and its facilities. Accordingly, the Company has increased its previously reported reserve for discontinued operations as set forth in Note 2 herein. The reserve also includes an estimate for the costs of an ultimate resolution with state government agencies. Although discussions with state government agencies are taking place, no agreements in principle have been reached.

Item 2.         Changes in Securities

        On April 13, 1994, the Company entered into a new $464,700,000 revolving credit and letter of credit agreement (the "New Agreement") with Bank of America NT&SA, The Bank of New York, Bankers Trust Company and Morgan Guaranty Trust Company of New York. Indebtedness of the Company under the New Agreement is secured by a pledge of all of the outstanding capital stock of NME Hospitals, Inc., a wholly-owned subsidiary of the Company, and is supported by a guaranty of payment made by NME Hospitals, Inc. in favor of the lenders. The New Agreement provides for revolving loans up to $222,000,000 and for letters of credit in an aggregate amount of $242,700,000 to support certain of the Company's obligations relating to its commercial paper and remarketable bond programs. Loans under the New Agreement of $222,000,000 were applied on April 13, 1994 to repay all of the Company's obligations under, and to effect termination of, its then existing unsecured bank term loan agreement (the "Former Agreement"). The letters of credit were issued on April 13, 1994 to support the Company's obligations in respect of existing letters of credit, and were provided in exchange for waivers by the issuing banks of the existing letters of credit of covenants made by the Company for the benefit of those banks.

        The New Agreement contains covenants and other requirements that are substantially similar to those in the Former Agreement, as modified to reflect a charge to earnings for a reserve related to certain federal and state governmental investigations. See Note 2 herein. The New Agreement has, among other requirements, covenants regarding maintenance of net worth and fixed charge coverage and restrictions on the payment of dividends. The financial covenants are generally less restrictive than corresponding financial covenants in the Former Agreement.

        Among other requirements pursuant to the terms of the New Agreement, the Company (1) may not permit at any time consolidated net worth to be less than 90% of consolidated net worth determined as of February 28, 1994 increased by 50% of cumulative consolidated net earnings after such date, (2) may not permit the ratio, as of the last day of any fiscal quarter, of (x) consolidated net income (before interest expense, provision for income tax, depreciation and amortization expense and charges relating to reserves established in respect of certain litigation) plus consolidated rental expense to (y) consolidated interest expense plus consolidated rental expense plus cash dividends declared by the Company with respect to its outstanding capital stock, for the four quarter period ending on that date, to be less than 2.1 to 1, and (3) may declare or pay dividends only if doing so will not otherwise result in a default under the New Agreement and, for any fiscal quarter, the dividends do not exceed the lesser of (a) $0.12 per share (up to an aggregate total of $21,200,000) and (b) the amount by which 40% of consolidated net earnings for the period from February 28, 1994 through the relevant date of determination exceeds the aggregate amount of dividends declared or paid from February 28, 1994 through such date. Furthermore, the aggregate amount of dividends for the fiscal year ending May 31, 1994 may not exceed 40% of consolidated net earnings (determined without giving effect to a $250,000,000 accrual for certain litigation costs in the first quarter of fiscal 1994, a $375,000,000 accrual for certain other litigation costs in the third quarter of fiscal 1994, and the $60,121,000 income attributable to the cumulative effect of a change in accounting for income taxes) for such fiscal year.

        See Note 8 of the Notes to Consolidated Condensed Financial
        Statements.

Items 3., 4., and 5. are not applicable.

Item 6.     Exhibits and Reports on Form 8-K

    (a)     Exhibits.

          (10)     Material Contracts

            (a) Asset Sale Agreement, dated March 29, 1994, by and between National Medical Enterprises, Inc., as Seller, and Charter Medical Corporation, as Buyer.

            (b) Credit Agreement, dated as of April 13, 1994, among National Medical Enterprises, Inc., the Banks parties thereto, the Issuing Bank and Morgan Guaranty Trust Company of New York, as Administrative Agent.

            (c) Waiver and Amendment No. 2, dated as of April 13, 1994, between MP Funding Corporation and the Borrowers parties thereto.

            (d) Waiver to Guaranty, dated as of April 13, 1994 between National Medical Enterprises, Inc. and MP Funding Corporation.

            (e) Amendment No. 2 to Credit Agreement, dated as of April 13, 1994, among MP Funding Corporation, Credit Suisse, as issuer, the Banks parties thereto and Credit Suisse, as agent.

            (f) Limited Waiver and Consent to First Amended and Restated Letter of Credit and Reimbursement Agreement, dated as of April 13, 1994, between National Medical Enterprises, Inc. and The Sanwa Bank Limited, Dallas Agency.

            (g) Second Amendment to Overdraft Financing Facility Agreement, dated as of April 13, 1994, by and among Bank of America National Trust and Savings Association, National Medical Enterprises, Inc., and the corporations listed on Exhibit A to the Agreement.

            (h) First Amendment to Advance Account Agreement, dated as of April 13, 1994, by and between National Medical Enterprises, Inc. and Bank of America National Trust and Savings Association.

          (11) Statement Re: Computation of Per Share Earnings for the three months and nine months ended February 28, 1994 and 1993.

    (b)     Reports on Form 8-K: None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               NATIONAL MEDICAL ENTERPRISES, INC.
                                          (Registrant)



Date:   April 14, 1994              /s/ RAYMOND L. MATHIASEN
                                      Raymond L. Mathiasen
                                     Senior Vice President,
                                     Chief Financial Officer