Form 10-K
period 1994-05-31
NATIONAL MEDICAL ENTERPRISES INC /NV/
filed 1994-08-26
CIK 70318

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
(MARK ONE)
[X]
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
             FOR THE FISCAL YEAR ENDED MAY 31, 1994. [FEE REQUIRED]

                                       OR

[_]
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
      FOR THE TRANSITION PERIOD FROM         TO        . [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER: I-7293

                               ----------------

                       NATIONAL MEDICAL ENTERPRISES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

                 NEVADA                                95-2557091
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)


          2700 COLORADO AVENUE                           90404
        SANTA MONICA, CALIFORNIA                       (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                            AREA CODE (310) 998-8000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                            NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                         ON WHICH REGISTERED
- -------------------                         ---------------------
Common Stock                                New York Stock Exchange
                                            Pacific Stock Exchange
12 1/8% Notes Due April 1, 1995             New York Stock Exchange
Preferred Stock Purchase Rights             New York Stock Exchange
                                            Pacific Stock Exchange

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

  As of July 29, 1994 (the last business day of July) there were 166,194,728 shares of Common Stock outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, based on the closing price of these shares on the New York Stock Exchange, was approximately $2,802,198,043. For the purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

  Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1994, have been incorporated by reference into Parts I, II and IV of this Report. Portions of the definitive Proxy Statement for the Registrant's 1994 Annual Meeting of the Shareholders have been incorporated by reference into Part III of this Report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                         FORM 10-K ANNUAL REPORT--1994

              NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

                                                                           PAGE
                                                                           ----
 Part I
    Item  1. Business...................................................     1
    Item  2. Properties.................................................    14
    Item  3. Legal Proceedings..........................................    14
    Item  4. Submission of Matters to a Vote of Security Holders........    18

 Part II
    Item  5. Market for Registrant's Common Equity and Related
             Stockholder Matters........................................    19
    Item  6. Selected Financial Data....................................    19
    Item  7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................    19
    Item  8. Financial Statements and Supplementary Data................    19
    Item  9. Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure...................................    19

 Part III
    Item 10. Directors and Executive Officers of the Registrant.........    19
    Item 11. Executive Compensation.....................................    19
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management.................................................    19
    Item 13. Certain Relationships and Related Transactions.............    19

 Part IV
    Item 14. Exhibits, Financial Statements, Schedules and Reports on
             Form 8-K...................................................    20

- --------
Note: The responses to Items 5 through 8, Items 11 through 13 and portions of
      Items 1, 3, 10 and 14 are included in the Registrant's Annual Report to Shareholders for the year ended May 31, 1994, or the definitive Proxy Statement for the Registrant's 1994 Annual Meeting of Shareholders. The required information is incorporated into this Report by reference to those documents and is not repeated herein.

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

  National Medical Enterprises, Inc. ("NME" or the "Company") is a leading investor-owned health care company, engaged primarily in the operation of domestic and international general hospitals. For all or a portion of fiscal year 1994, NME's operations were conducted through its Hospital Division (which includes the Company's general and rehabilitation hospitals), Psychiatric Division, Management Services Division, International Hospital Division and Other Businesses. NME's continuing operations are conducted through its Hospital Division, International Hospital Division, Management Services Division and Other Businesses.

  Fiscal year 1994 was a period of tremendous change for NME. For the first time in NME's history, it had a new management team. The year started with Jeffrey C. Barbakow becoming Chairman and Chief Executive Officer and Michael
H. Focht becoming President and Chief Operating Officer. During the year the Company also appointed a new General Counsel and a new Chief Financial Officer. The Company determined that its top priority would be to resolve the unusual legal proceedings then facing NME.

  As fiscal year 1994 began, NME faced significant litigation with various insurers concerning NME's Psychiatric Division Facilities (as defined below), class-action lawsuits by certain shareholders, psychiatric patient litigation alleging fraud and conspiracy and investigations by various state and federal agencies aimed principally at NME's freestanding psychiatric hospitals, residential treatment centers and substance abuse recovery facilities (collectively, the "Psychiatric Division Facilities"). The legal challenges facing NME reached their peak in August 1993, when federal agents served NME's Psychiatric Division headquarters in Santa Monica, California as well as various regional offices and facilities with search warrants and subpoenas in connection with the government investigations. By the end of the year, NME had resolved the litigation between NME and the insurers, had resolved 90 of the cases brought by psychiatric patients alleging fraud and conspiracy (approximately two-thirds of such cases that had been filed to date) and had reached an agreement in principle to resolve claims by federal and state agencies. In the first quarter of fiscal year 1995, NME entered into definitive agreements that brought a close to all federal investigations and substantially all state claims pending against NME and its subsidiaries. These matters and other legal proceedings are discussed in more detail under Legal Proceedings on page 14.

  During the year NME's management also concluded that it would be in the best interest of the shareholders for NME to focus on its core business, operating domestic and international general hospitals. During fiscal year 1994, NME sold 29 of its 35 rehabilitation hospitals, retaining six rehabilitation hospitals located on the same campus as or nearby certain of its general hospitals (the "Campus Rehabilitation Hospitals").

  On November 30, 1993, the Company decided to discontinue its Psychiatric Division Facilities business and adopted a plan to dispose of those Facilities. Beginning as of November 30, 1993, the financial results of the Psychiatric Division Facilities have been treated as discontinued operations for accounting purposes. During fiscal year 1994, NME sold 15 Psychiatric Division Facilities. In addition, on March 29, 1994, NME entered into agreements to sell 47 of the remaining Psychiatric Division Facilities to Charter Medical Corporation ("Charter"). On June 30, 1994, NME sold 27 of those 47 facilities. The sale of 17 of the remaining 20 facilities to be sold to Charter is subject to approval by the Federal Trade Commission ("FTC"), which has requested additional information concerning such sales. The Company and Charter are responding to the FTC's request. No specific date has been set to close these sales, except that if such closings do not occur prior to September 30, 1994, and the parties do not extend that date, the agreement will terminate on September 30. Based on discussions to date with the FTC, the Company believes it may not be able to sell at least five facilities to Charter. However, it believes it will receive similar proceeds upon their sale to other parties. The other three facilities being sold to Charter have FTC approval and are expected to be sold at a later date. NME plans to sell or close all but four of the 15 Psychiatric Division Facilities remaining at May 31, 1994, and not being sold to Charter. During the first quarter of fiscal year 1995, NME sold four of those Psychiatric Division Facilities to other parties. The four Psychiatric Division Facilities being retained are located on the same campus as or nearby certain of its general hospitals (the "Campus Psychiatric Facilities").

  At May 31, 1994, NME operated, domestically, 35 general hospitals (two of which were sold during the first quarter of fiscal year 1995) and six rehabilitation hospitals. In addition, NME continued to operate as a discontinued business 54 Psychiatric Division Facilities. The financial results of the general hospitals and the rehabilitation hospitals are included in the financial results of the Hospital Division. NME's Management Services Division manages 20 psychiatric units and 10 rehabilitation units within general hospitals owned by others and manages one freestanding psychiatric hospital for a third party. In addition, NME's Management Services Division manages eight psychiatric units, three substance abuse recovery facilities and seven rehabilitation units within NME's general hospitals. Beginning as of November 30, 1993, the financial results of the management of the psychiatric units and psychiatric hospital were reported in the financial results of the Hospital Division and prior to that were reported in the financial results of the Psychiatric Division. The financial results of the management of the rehabilitation units were reported in the financial results of the Hospital Division for all of fiscal year 1994.

  The financial results of NME's International Hospital Division, which operates and manages general hospitals and other health care businesses located outside the United States, are included in the financial results of the Hospital Division. NME's international operations continued to grow during fiscal year 1994. During the year NME entered into an agreement with Bumrungrad Hospital Corporation, a Thai company listed on the Stock Exchange of Thailand, to develop the 554-bed tertiary care Bumrungrad Medical Center in Bangkok, Thailand. That hospital is expected to open during the first quarter of fiscal year 1997. NME's 184-bed tertiary care hospital, Centro Medico Teknon, opened in Barcelona, Spain, in February 1994. In the first quarter of fiscal 1994, NME purchased the 50% interest of its joint venture partner in that hospital and now is the sole owner of the hospital. NME continues to operate and manage two general hospitals in Singapore and owns a minority interest in a 17-story medical office building adjacent to one of those hospitals. NME also provides management services for the Subang Jaya Medical Centre (in which it owns a 30% interest) in Kuala Lumpur, Malaysia. The Subang Jaya Medical Centre is expected to open a new 150-bed tower during the second quarter of fiscal 1995. NME also owns a 52% interest in Australian Medical Enterprises Limited ("AME"), an Australian hospital management company that operates four hospitals in the Perth area, five hospitals in the Sydney area and a large pathology laboratory in Western Australia. In fiscal year 1994, AME began building the new 202-bed St. George Hospital outside of Sydney.

  NME continues to own a 42% equity interest in Westminster Health Care Holdings PLC ("Westminster"). Westminster, formerly NME's 90% owned United Kingdom nursing home subsidiary, completed its initial public offering of common stock in fiscal year 1993. NME's share of Westminster's earnings are included in the financial results of NME's Other Businesses.

  NME restructured its relationship with its former subsidiary, The Hillhaven Corporation ("Hillhaven"), in fiscal year 1994. Following Hillhaven's spinoff in fiscal year 1990, NME continued to lease facilities to, lend money (in connection with the sale of facilities) to and guaranty substantial obligations of, Hillhaven. As described in more detail on page 5, in fiscal year 1994 NME sold to Hillhaven all of the facilities previously leased by NME to Hillhaven, Hillhaven repaid to NME all amounts previously loaned by NME to Hillhaven and Hillhaven caused NME to be released from approximately $370,000,000 of the $706,000,000 of Hillhaven debt and lease obligations for which NME had been contingently liable. NME also exercised all of its Warrants to purchase 6,000,000 shares of Hillhaven Common Stock, following which NME owned at May 31, 1994, 8,878,147 shares (approximately 32.9%) of Hillhaven Common Stock, 35,000 shares of Hillhaven's cumulative non-voting 8 1/4% Series C Preferred Stock and 60,546 shares of Hillhaven's cumulative non-voting 6 1/2% payable-in-kind Series D Preferred Stock. NME did not transfer as part of the spinoff, and continued to operate through fiscal year 1994, freestanding and mobile kidney dialysis units (which were operated by NME's Medical Ambulatory Care ("MAC") subsidiary), and seven domestic long term care facilities (which are managed by Hillhaven) adjacent to NME hospitals. NME's share of Hillhaven's earnings, NME's lease income from Hillhaven prior to restructuring its relationship with Hillhaven, NME's guaranty fee income from Hillhaven, the financial results of MAC's operations and the financial results of NME's long term care facilities are included in the financial results of NME's Other Businesses. In September 1993, Hillhaven effected a one-for-five reverse stock split of its common stock. All of the numbers above have been adjusted to reflect that reverse stock split.

  In the first quarter of fiscal year 1995, MAC sold units (consisting primarily of debt but including some non-voting common stock) to the public and then sold shares constituting a majority interest in MAC to an affiliate of an investment banking firm and MAC's management, reducing NME's equity interest in MAC to approximately 25%. MAC paid NME a $75,500,000 dividend with the proceeds of MAC's public sale of the units and the proceeds of a loan to MAC from a group of banks.

  The health care industry in the United States is going through a period of great uncertainty. The federal government and various states have set the reform of the health care system as one of their primary goals. It is not clear at this time what form any such reforms may take or what impact such reforms will have on NME's financial performance, but NME believes that some of the pressures leading to the call for reform and the uncertainty concerning the scope and substance of any changes to the health care system have affected its operations. Furthermore, restrictions imposed by government and third party payors, including what commonly is referred to as "utilization review" and "managed care," have resulted in a reduction of payments for, or limited the availability of, certain treatments and procedures. These matters are discussed in more detail under Health Care Reform, Regulation, Licensing and Insurance on page 11.

  NME's fiscal year 1994 net operating revenues from continuing operations were derived 94.6% from its Hospital Division and 5.4% from its Other Businesses. Under segment reporting criteria, NME believes its only material business segment is "health care," which contributed substantially all of the Company's net operating revenues and operating profits in fiscal year 1994. See the discussion of NME's revenues and operations in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in NME's 1994 Annual Report to Shareholders.

                               HOSPITAL DIVISION

  NME's general hospitals offer acute care services with fully equipped operating and recovery rooms, radiology services, intensive care and coronary care nursing units, pharmacies, clinical laboratories, respiratory therapy services, physical therapy services and outpatient facilities. At May 31, 1994, NME's Hospital Division operated domestically 35 general hospitals (two of which were sold in the first quarter of fiscal year 1995), 27 of which are owned by NME's wholly-owned subsidiary, NME Hospitals, Inc., one of which is on leased land and eight of which are owned by and leased from others (including two leased from general partnerships in which NME owns interests). The Hospital Division also operates the Campus Psychiatric Facilities and Campus Rehabilitation Hospitals.

  At May 31, 1994, the Company's International Hospital Division (the operations of which are included in the financial results of the Hospital Division) operated two hospitals in Singapore (650 beds), operated 10 hospitals (689 beds) (the operations of one of which have been suspended pending their merger into the operations of a new hospital for which a license was granted in fiscal year 1994) and a laboratory business in Australia, a hospital (184 beds) in Barcelona, Spain (which now is wholly-owned by NME following its purchase in the first quarter of fiscal 1994 of its joint venture partner's 50% interest), and managed one hospital (225 beds) (in which it owns a 30% interest) in Kuala Lumpur, Malaysia. During the year NME also entered into a joint venture to develop a new 554-bed tertiary care hospital in Bangkok, Thailand. That hospital is expected to be completed during the first quarter of fiscal year 1997.

  During fiscal year 1994, the Company entered into a long-term lease of one general hospital (138 beds). In addition, the Company added a total of 67 beds to three existing general hospitals and eliminated 30 beds from four other existing general hospitals, all in the United States. The Company sold one domestic general hospital (120 beds) during fiscal year 1994 and two general hospitals (202 beds) during the first quarter of fiscal year 1995.

  The following table lists, by state, the number of general hospitals owned or leased by NME and operated domestically as of May 31, 1994 (including the two general hospitals sold in the first quarter of fiscal year 1995):

                       OWNED OR LEASED GENERAL HOSPITALS

                                                    LICENSED
           STATE                                NO.   BEDS
           -----                                --- --------
           California..........................  17  2,943
           Florida.............................   5  1,168
           Louisiana...........................   5    849
           Missouri............................   2    527
           Tennessee...........................   2    421
           Texas...............................   4    965
                                                ---  -----
               Totals..........................  35  6,873
                                                ===  =====

  The above table does not include the Campus Rehabilitation Hospitals or the Campus Psychiatric Facilities.

  The following table shows certain information about the general hospitals owned or leased domestically by NME, for the fiscal years ended May 31:

                                              1994   1993   1992   1991   1990
                                              -----  -----  -----  -----  -----
   Total number of facilities................    35     35     35     35     37
   Total number of licensed beds............. 6,873  6,818  6,559  6,591  6,731
   Average occupancy during the period.......    47%    48%    51%    52%    51%

  NME sold 28 of its 35 rehabilitation hospitals to HEALTHSOUTH Rehabilitation Corporation for approximately $350,000,000 and one rehabilitation hospital to a third party for approximately $14,000,000 in fiscal year 1994, retaining the six Campus Rehabilitation Hospitals. The financial results of the rehabilitation hospitals were included in the financial results of the Hospital Division in fiscal year 1994.

                                OTHER BUSINESSES

  NME continues to own a 42% equity interest in Westminster. Westminster, formerly NME's 90% owned United Kingdom nursing home subsidiary, completed its initial public offering of common stock on April 15, 1993 (the "Offering"). At May 31, 1994, Westminster owned and operated 56 nursing homes in the United Kingdom. NME recognizes its share of Westminster's earnings using the equity method of accounting. Those earnings are included in the financial results of NME's Other Businesses. In connection with the Offering, NME and Westminster entered into an agreement governing their future relationship. That agreement provides that: (1) NME will be entitled to nominate three, two or one representative(s) to Westminster's nine-member board of directors so long as NME owns 30%, 20% or 10% or more, respectively, of Westminster's shares; (2) NME may not purchase or sell shares in Westminster prior to April 15, 1995, without the consent of Westminster's directors not nominated by NME; (3) NME may purchase or sell Westminster's shares during the third year following the Offering so long as it notifies Westminster before doing so and may purchase or sell shares without restriction after the third year following the Offering so long as it does not acquire 50% or more of Westminster's stock prior to the sixth anniversary of the Offering; and (4) as long as NME holds 30% or more of Westminster's stock (a) both companies have agreed not to operate facilities within 30 miles of each other and to seek to avoid conflicts of interest and minimize the extent of competition between their operations and (b) NME has agreed not to compete with Westminster in the business of nursing home care in the United Kingdom and Westminster has agreed not to compete with NME in the business of nursing home care in the United States or Australia.

  NME restructured its relationship with Hillhaven in fiscal year 1994. Following Hillhaven's spinoff in fiscal year 1990, NME continued to lease facilities to, lend money (in connection with the sale of facilities) to and guaranty substantial obligations of, Hillhaven. During fiscal year 1994 (1) NME sold to Hillhaven, for $111,800,000, the 23 remaining long term care facilities previously leased by NME to Hillhaven, (2) Hillhaven repaid to NME $149,000,000 previously loaned to Hillhaven, (3) Hillhaven caused NME to be released from approximately $370,000,000 of the $706,000,000 of Hillhaven debt and lease obligations for which NME had been contingently liable and (4) NME purchased 120,000 shares of Hillhaven non-voting Series D Preferred Stock for $120,000,000. Hillhaven continues to pay a guaranty fee to NME, calculated as a percentage of the debt and lease obligations on which NME remains contingently liable. On February 28, 1994, NME exercised all of its Warrants to purchase 6,000,000 shares of Hillhaven Common Stock. NME paid the $63,300,000 exercise price by tendering 63,300 shares of Hillhaven cumulative non-voting Series D Preferred Stock previously acquired by NME. The terms of the Series D Preferred Stock expressly provided that it could be tendered to pay the exercise price of the Warrants. Following NME's exercise of the Warrants, it owned at May 31, 1994, 8,878,147 shares of Hillhaven Common Stock, which constitutes approximately 32.9% of Hillhaven's outstanding Common Stock, 35,000 shares of Hillhaven's cumulative non-voting 8 1/4% Series C Preferred Stock and 60,546 shares of Hillhaven's cumulative non-voting 6 1/2% payable-in-kind Series D Preferred Stock. NME did not transfer as part of the spinoff, and continued to operate through fiscal year 1994, freestanding and mobile kidney dialysis units (which are operated by NME's MAC subsidiary), and seven domestic long term care facilities (all of which are managed by Hillhaven and are adjacent to NME hospitals and one of which, The John Douglas French Center, is a special care facility for victims of Alzheimer's disease). During fiscal year 1994, NME paid Hillhaven approximately $2,334,000 for managing those seven long term care facilities. NME's share of Hillhaven's earnings, NME's lease and guaranty fee income from Hillhaven, the financial results of MAC's operations and the financial results of NME's long term care facilities are included in the financial results of NME's Other Businesses. In September 1993, Hillhaven effected a one-for-five reverse stock split of its common stock. All of the numbers above have been adjusted to reflect that reverse stock split.

  In the first quarter of fiscal year 1995, MAC sold units (consisting primarily of debt but including some non-voting common stock) to the public and then sold shares constituting a majority interest in MAC to an affiliate of an investment banking firm and MAC's management, reducing NME's equity interest in MAC to approximately 25%. MAC paid NME a $75,500,000 dividend with the proceeds of MAC's public sale of the units and the proceeds of a loan to MAC from a group of banks.

                              PSYCHIATRIC DIVISION

  On November 30, 1993, the Company decided to discontinue its Psychiatric Division Facilities business and adopted a plan to dispose of those Facilities. Beginning as of November 30, 1993, the financial results of the Psychiatric Division Facilities have been treated as discontinued operations for accounting purposes.

  During fiscal year 1994, NME sold 15 Psychiatric Division Facilities. In addition, on March 29, 1994, NME entered into agreements to sell 47 of the remaining Psychiatric Division Facilities to Charter for a total purchase price of approximately $200,000,000. On June 30, 1994, NME sold 27 of those 47 facilities to Charter for a total purchase price of approximately $129,000,000. The sale to Charter of 17 other facilities is subject to approval by the FTC, which has requested additional information concerning such sales. The Company and Charter are responding to the FTC's request. No specific date has been set to close these sales, except that if such closings do not occur prior to September 30, 1994, and the parties do not extend that date, the agreement will terminate on September 30. Based on discussions to date with the FTC, the Company believes it may not be able to sell at least five facilities to Charter. However, it believes it will receive similar proceeds upon their sale to other parties. The other three facilities being sold to Charter have FTC approval and are expected to be sold at a later date. Except for the four Campus Psychiatric Facilities that are being retained, NME plans to sell or close all of the 62 Psychiatric Division Facilities that were remaining at May 31, 1994 (including the 47 facilities being sold to Charter). During the first quarter of fiscal year 1995, in addition to the 27 facilities sold to Charter, NME sold four of those Psychiatric Division Facilities to other parties.

                                   PROPERTIES

  The corporate headquarters of NME and of its operating divisions are located in an approximately 310,000 square foot office building owned by NME and located in Santa Monica, California. At May 31, 1994, NME and its operating subsidiaries also were leasing other office space in Fairfax, Virginia; Tampa, Florida; Irving, Texas; and Los Angeles, Modesto, Santa Ana and Santa Monica, California.

  As of May 31, 1994, NME operated domestically 28 medical office buildings, including 24 that are leased from others, most of which are adjacent to general hospitals. These buildings are occupied by approximately 700 physicians.

  The number of licensed beds and locations of the Company's general hospitals are described onpage 4. As of May 31, 1994, NME had approximately $171,000,000 of outstanding loans secured by real property and approximately $49,000,000 of capitalized lease obligations. The Company believes that all of these properties, as well as the administrative and medical office buildings described above, are suitable for their intended purposes.

  The Company has announced that it intends to sell its corporate headquarters building in Santa Monica, California, and established a reserve at May 31, 1994, to cover the loss that the Company expects to incur. The Company intends to announce whether it will be leasing back a portion of the building or moving to new space in southern California once a decision has been made.

                          MEDICAL STAFF AND EMPLOYEES

  NME's hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. Members of the medical staffs of NME's hospitals often serve on the medical staffs of hospitals not owned by the Company and may terminate their affiliation with the NME hospital or shift their admissions to competing hospitals at any time. With minor exceptions, physicians are not employees of the Company. Nurses, therapists, lab technicians, facility maintenance staff and the administrative staff of hospitals, however, normally are employees of the Company.

  The number of NME employees (of which approximately 31% were part-time employees) at May 31, 1994, was approximately as follows:

      Hospital Division (1).............................................. 28,500
      International Hospital Division....................................  4,800
      Psychiatric Division (2)...........................................  4,400
      Management Services Division.......................................    400
      Other Businesses...................................................    200
      Corporate Office...................................................    500
                                                                          ------
          Total.......................................................... 38,800
                                                                          ======

- --------
(1) Includes employees whose employment relates to the operations of the Campus Psychiatric Facilities and the Campus Rehabilitation Hospitals.

(2) Does not include employees whose employment relates to the operations of the Campus Psychiatric Facilities. The operations of the Psychiatric Division are treated as discontinued operations. This data is included for informational purposes only.

  NME is subject to the federal minimum wage and hour laws and maintains various employee benefit plans. Labor relations at NME's facilities have been satisfactory. A small percentage of NME's employees are represented by labor unions. Although the Company currently is not experiencing a shortage of nursing personnel, the availability of nursing personnel fluctuates from year to year, and the Company cannot predict the degree to which it will be affected by the future availability and cost of nursing personnel.

  During the fourth quarter of fiscal year 1994, NME hired a management consulting firm to conduct a study analyzing the functions being performed at NME's corporate and regional offices. The goal was to reduce overhead costs. As a result of that study, which is expected to result in projected annual savings for NME of approximately $32,000,000, 240 positions from NME's corporate office and the Hospital Division's district and regional offices have been or will be eliminated prior to the end of fiscal year 1995. NME established a reserve at May 31, 1994, to cover the cost of severance packages and other costs related to the reduction in force.

                                  COMPETITION

  NME's general hospitals, Campus Psychiatric Facilities and Campus Rehabilitation Hospitals (collectively, "Health Care Facilities") operate in competitive environments. A Health Care Facility's competitive position within its "Primary Service Area" (the geographic area in which a facility is located and from which it receives the majority of its patients) is affected by such competitive factors as the quality of care provided, including the number, quality and specialties of the physicians, nurses and other health care professionals on staff, its reputation, the number of competitive facilities, the state of its physical plant, the quality and the state of the art of its medical equipment, its location and, in the case of private patients, its charges for services. Non-profit or government-owned competitors may have certain financial advantages such as endowments, charitable contributions and tax-exempt financing not available to NME facilities. The length of time a facility has been a part of the community and the availability of other health care alternatives are also competitive factors.

  An emerging factor in the competitive position of NME's facilities is the ability of NME to obtain managed care contracts with purchasers of group health care services such as health maintenance organizations ("HMO's"), preferred provider organizations ("PPO's"), employers and traditional health insurers (collectively, "Group Purchasers"). Group Purchasers contract with health care providers for discounted or per capita rates in exchange for sending some or all of their members/employees to those providers. The importance of obtaining managed care contracts has increased over the years as employers and others attempt to control rising health care costs. NME, as a national healthcare provider with 33 general hospitals, four Campus Psychiatric Facilities and six Campus Rehabilitation Facilities in six states, is well positioned to compete in the managed care market, and its Health Care Facilities have been actively pursuing and entering into such contracts both on a local and national level. To facilitate its managed care contracting, NME's facilities are exploring and entering into various physician-hospital alliances, which are expected to enable NME's facilities to offer an integrated delivery system of healthcare that will appeal to payors.

  The Company, and the health care industry as a whole, face the challenge of continuing to provide quality patient care while dealing with rising costs, strong competition for patients and a general reduction of reimbursement rates by both private and government payors. As both private and government payors reduce the scope of what may be reimbursed and reduce reimbursement levels for what is covered, national and state efforts to reform the United States health care system may further impact reimbursement rates. Changes in medical technology, existing and future legislation, regulations and interpretations and competitive contracting for provider services by private and government payors may require changes in the Company's facilities, equipment, personnel, rates and/or services in the future.

  The general hospital industry and the Company's general hospitals continue to have significant unused capacity, and thus there is substantial competition for patients. Inpatient utilization, average lengths of stay and average occupancy continue to be negatively affected by payor-required pre-admission authorization, utilization review and by payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Increased competition, admissions constraints and payor pressures are expected to continue. There continue to be increases in inpatient acuity and intensity of services as less intensive services shift from an inpatient to an outpatient basis or to alternative health care delivery services because of technology improvements and as cost controls by payors become greater. Allowances and discounts are expected to continue to rise, and to cause decreases in revenues, because of increasing cost controls by government and Group Purchasers and because of the increasing percentage of business (and related discounts) from Group Purchasers. To meet these challenges, the Company has expanded many of its general hospitals' facilities to include outpatient centers, offers discounts to private payor groups, enters into capitation contracts in some service areas, upgrades facilities and equipment and offers new programs and services.

  In most cases, hospital revenues depend on the physicians on staff who admit or refer patients to the hospital. Physicians refer patients to hospitals on the basis of the quality of services provided by the hospital to patients and their physicians, the hospital's location, the quality of the medical staff affiliated with the hospital and the quality of the hospital's facilities, equipment and employees. While a physician may terminate his or her association with a hospital at any time, NME believes that by striving to maintain and improve the excellence of care of its hospitals and by maintaining high ethical and professional standards, it will retain qualified physicians with a variety of specialties and attract other qualified physicians to its hospitals' medical staffs. A hospital's revenues also may be affected by the ability of its management to negotiate favorable group health service contracts with Group Purchasers. The number of persons and the patient mix represented by such group contracts affect the impact such contracts have on hospital operating results.

  NME's Campus Rehabilitation Hospitals, whose patients primarily are referred from general hospitals by neurologists, neurosurgeons, orthopedists, internists and physiatrists, typically benefit from a broader geographic and other referral base than general hospitals. Because they must compete in both the Primary Service Area and a broader regional service area, they engage in comprehensive outreach programs.

  NME's Campus Rehabilitation Hospitals compete for patients and to attract qualified physicians and other health care professionals primarily with freestanding rehabilitation hospitals, rehabilitation units within general hospitals, freestanding sub-acute centers, sub-acute units within general hospitals and skilled nursing facilities.

  Each of NME's Campus Rehabilitation Hospitals and managed units offers highly specialized programs, such as treatment for closed head injuries, spinal cord injuries and neurological diseases and return to work programs. Some of those hospitals and managed units also provide less intensive services such as a transitional living program to help patients prepare for a return to their lives outside of the facility, skilled nursing care and outpatient care.

OTHER BUSINESSES

  The value of NME's investments in Hillhaven, Westminster and MAC is affected by many factors. One important factor is the competitive position of Hillhaven, Westminster and MAC. NME believes that these companies are well positioned to take advantage of their relative competitive strengths within the long term care business in the United States and the United Kingdom, respectively, and the dialysis business in the United States.

                     MEDICARE, MEDICAID AND OTHER REVENUES

  NME-operated facilities receive payments for patient care from private insurance carriers, federal Medicare programs for elderly and disabled patients, health maintenance organizations, preferred provider organizations, state Medicaid programs for indigent and cash grant patients, Civilian Health and Medical Program of Uniformed Services ("CHAMPUS"), employers and patients directly. In general, Medicare payments for general hospital outpatient services, psychiatric care and physical rehabilitation are based on allowable costs subject to certain limits. General hospital inpatient services are reimbursed under Medicare based on a prospective payment system ("PPS"), discussed below. Payments from state Medicaid programs are based on reasonable costs or are at fixed rates. Substantially all Medicare and Medicaid payments are below retail rates for NME-operated facilities. Payments from other sources usually are based on the hospital's established charges, a percentage discount or all-inclusive per diem rates.

  Medicare payments for general hospital inpatient care are based on a PPS that generally has been applicable to NME facilities since June, 1984. Under the PPS, a general hospital receives for each Medicare patient a fixed amount for operating costs based on each Medicare patient's assigned diagnostic related group ("DRG"). The DRG payments do not consider a specific hospital's costs, but are adjusted for area wage differentials. DRG payments exclude the reimbursement of (a) capital costs, including depreciation, interest relating to capital expenditures, property tax and lease expenses ("Capital Costs"), and
(b) outpatient services. These exclusions are discussed below.

  Medicare reimburses general hospitals' Capital Costs separately from DRG payments. Beginning June 1, 1992, a prospective payment system for Medicare reimbursement of general hospitals' inpatient Capital Costs ("PPS-CC"), described in the following paragraph, generally became effective with respect to the Company's general hospitals. The Omnibus Budget Reconciliation Act of 1990 ("OBRA '90") provides that through September 30, 1995, the total annual estimated aggregate payment to all PPS hospitals for Capital Costs under the PPS-CC is to be 10% less than the estimated aggregate amount that would be paid if all such hospitals were to be reimbursed for 100% of their actual Capital Costs.

  The PPS-CC applies an estimated national average of Medicare Capital Costs per patient discharge (the "Federal Rate") in making payments to each individual hospital based on its actual number of patient discharges. The Federal Rate is based on national 1989 Capital Costs and patient discharges and has been and will be updated annually to reflect estimated increases in Capital Costs per patient discharge. In addition, the Federal Rate actually applied to each hospital is adjusted based on various factors such as that hospital's case mix and geographic location. The Company expects PPS-CC payments for the 12 months beginning October 1, 1994, to be lower than the payments for the prior 12-month period.

  Rules adopted by the Health Care Financing Administration ("HCFA") provide that the PPS-CC will be phased in over a 10-year transition period, during which many hospitals' actual Capital Costs will be given less consideration, and the Federal Rate will be given more consideration, each year. The Company's general hospitals will receive a major portion of their reimbursement in the early years of the transition period based on their own Capital Costs. The impact in later years will depend on the Company's need for new capital as compared to the updated Federal Rate.

  Outpatient services provided at general hospitals, physical rehabilitation facilities and psychiatric facilities generally are reimbursed by Medicare at the lower of customary charges or 94.2% of actual cost. Notwithstanding the foregoing, Congress has established additional limits on the reimbursement of the following outpatient services: (i) clinical laboratory services, which are reimbursed based on a fee schedule, and (ii) ambulatory surgery procedures and certain imaging and other diagnostic procedures, which are reimbursed based on a blend of the hospital's specific cost and the rate paid by Medicare to non-hospital providers for such services.

  For several years the percentage increases to the DRG rates have been lower than the percentage increases in the cost of goods and services purchased by general hospitals. The index used by HCFA to adjust the DRG rates gives consideration to the cost of goods and services purchased by hospitals as well as non-hospitals (the "Market Basket"). The increase in the Market Basket for the year beginning October 1, 1994, has been estimated by HCFA to be 3.6%, but is subject to change. Based on the Omnibus Budget Reconciliation Act of 1993 ("OBRA '93"), the DRG rates for urban hospitals will be adjusted by the annual Market Basket percentage change: (1) minus 2.5%, effective October 1, 1994, (2) minus 2.0%, effective October 1, 1995, (3) minus .5%, effective October 1, 1996, and (4) without reduction, effective October 1, 1997 and each year thereafter, unless altered by subsequent legislation. Substantially all NME hospitals are urban hospitals.

  Hospitals exempt from the PPS, such as qualified psychiatric and physical rehabilitation facilities, are reimbursed by Medicare on a cost-based system wherein target rates for each facility are used in applying various limitations and incentives. Based on the provisions of OBRA '90, such NME facilities received a Market Basket increase of 3.3% in target rates effective June 1, 1994. Based on OBRA '93, the target rates for NME's hospitals exempt from the PPS are scheduled to be adjusted on June 1, 1995, 1996 and 1997 by the applicable annual Market Basket percentage change minus 1%. Proposals have been made that would change the method of payment for services provided at these facilities to a prospective payment system. OBRA '90 requires the Department of Health and Human Services to develop a proposal to modify the current target rate system or to replace it with a prospective payment system. It is not known if any such proposals will be implemented.

  OBRA '93 provides for certain budget targets for the next four years which, if not met, may result in adjustments in payment rates. The Company is unable to predict whether there will be any future reductions in hospital payments due to existing or future legislation.

  The Medicare, Medicaid and CHAMPUS programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payments to facilities. The final determination of amounts earned under the programs often requires many years, because of audits by the program representatives, providers' rights of appeal and the application of numerous technical reimbursement provisions. Management believes that adequate provision has been made for such adjustments. Until final adjustment, however, significant issues remain unresolved and previously determined allowances could become either inadequate or more than ultimately required.

  The approximate percentages of NME's net patient revenue by payment sources for NME's general hospitals are as follows for the fiscal years ended May 31:

                                                   1994  1993  1992  1991  1990
                                                   ----  ----  ----  ----  ----
   Medicare....................................... 35.9% 33.9% 32.1% 31.8% 33.4%
   Medicaid.......................................  8.5%  7.5   6.4   6.0   5.9
   Private and Other.............................. 55.6% 58.6  61.5  62.2  60.7
                                                   ----  ----  ----  ----  ----
       Totals.....................................  100%  100%  100%  100%  100%
                                                   ----  ----  ----  ----  ----

            HEALTH CARE REFORM, REGULATION, LICENSING AND INSURANCE

CERTAIN BACKGROUND INFORMATION

  Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. Medicare, Medicaid, mandatory and other public and private hospital cost-containment programs, proposals to limit health care spending, proposals to limit prices and industry competitive factors are highly significant to the health care industry.

  There continue to be federal and state proposals that would, and actions that do, impose more limitations on government and private payments to providers such as NME and proposals to increase co-payments and deductibles from program and private patients. NME's facilities also are affected by controls imposed by government and private payors designed to reduce admissions and lengths of stay. Such controls, including what is commonly referred to as "utilization review," have resulted in a reduction of patient access to certain treatments and procedures. Utilization review by third party peer review organizations ("PRO's") is required in connection with the provision of care paid for by Medicare and Medicaid. Utilization review by third parties also is a requirement of many managed care arrangements. Utilization review entails the review of the admission and course of treatment of a patient by a third party.

  Florida and Tennessee have adopted, and other states are considering adopting, legislation imposing a tax on revenues of hospitals to help finance or expand those States' Medicaid systems. The Company currently operates as part of its ongoing operations five general hospitals, two domestic long term care facilities (which are managed by Hillhaven), one Campus Psychiatric Facility and one Campus Rehabilitation Hospital in Florida and two general hospitals in Tennessee.

  Some states require state approval for construction and expansion of health care facilities, including findings of need for additional or expanded health care facilities or services. Certificates of Need, which are issued by governmental agencies with jurisdiction over health care facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services and certain other matters. Following a number of years of decline, the number of states requiring Certificates of Need is once again on the rise. State legislators once again are looking at the certificate-of-need process as a way to contain rising health care costs.

  Participation in the Medicare program is regulated by federal statute. The fraud and abuse anti-kickback provisions contained in Section 1128B(b) of the Social Security Act (the "Act") essentially prohibit the payment or receipt of remuneration for the referral of patients whose care will be paid for by Medicare. As written, the statute technically prohibits many common arrangements between health care providers and their physicians. As guidance, however, the Office of the Inspector General of the Department of Health and Human Services has issued regulations which detail certain conduct and business arrangements permissible under Section 1128B(b) of the Act (the "Safe Harbors"). The fact that a given business arrangement does not fall within a Safe Harbor does not render the arrangement per se illegal, but the Company believes that the government intends to increase its scrutiny of arrangements that do not fall within the safe harbor. In addition, many states have adopted statutes similar to the federal antifraud statute. The state statutes, however, are broader because they prohibit the payment or receipt of remuneration for the referral of patients regardless of the source of the payment for the care. The Company systematically reviews all of its operations to ensure that it complies with the Act and similar state statutes.

  The Company's health care operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. The Company's operations also are subject to compliance with various other environmental laws, rules and regulations. Such compliance does not, and the Company anticipates that such compliance will not, materially affect the Company's capital expenditures, earnings or competitive position.

  See Note 7A of the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders for the year ended May 31, 1994, for a description of NME's professional and general liability insurance.

NME'S HEALTH CARE FACILITIES

  NME's Health Care Facilities are subject to extensive federal, state and local legislation and regulation. In order to maintain their operating licenses, Health Care Facilities must comply with strict standards concerning medical care, equipment and hygiene. Various licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. NME's Health Care Facilities hold all required governmental approvals, licenses and permits. Each operated Health Care Facility eligible for accreditation is fully accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), the Commission on Accreditation of Rehabilitation Facilities (in the case of the Campus Rehabilitation Hospitals) or another appropriate accreditation agency, which accreditation generally is required for participation in government-sponsored provider programs.

  NME's Health Care Facilities are subject to and comply with various forms of utilization review. In addition, under the Medicare PPS, each state must have a PRO to carry out a federally mandated system of review of Medicare patient admissions, treatments and discharges in general hospitals. Medical and surgical services and practices are extensively supervised by committees of staff doctors at each Health Care Facility, are reviewed by each Health Care Facility's local governing board, comprised of health care professionals, community members and hospital representatives, and are reviewed by NME's quality assurance personnel. The local governing boards also help maintain standards for quality care, develop long range plans, establish, review and enforce practices and procedures and approve the credentials of medical staff.

COMPLIANCE PROGRAM

  One component of the Company's settlement with federal agencies executed in June 1994 is the adoption of a corporate compliance program under which the Company has agreed, among other things, to: complete the disposition of its Psychiatric Division Facilities (with the exception of the Campus Psychiatric Facilities) no later than November 30, 1995; not own or operate other psychiatric facilities (defined for the purposes of the agreement to include residential treatment centers and substance abuse facilities) for five years from the date of completion of the disposition of its Psychiatric Division Facilities; and divest any psychiatric facilities acquired incidental to a corporate transaction within 180 days of such acquisition. In addition, the Company has agreed to implement certain oversight procedures pertaining to the matters that were the subject of the government investigations and to continue its ethics training program and ethics telephone hotline. Should the oversight procedures or hotline reveal, after investigation by the Company, violations of criminal, or potential material violations of civil laws, rules or regulations governing federally-funded programs, the Company will report any such violation to the Departments of Justice and Health and Human Services.

HEALTH CARE REFORM

  In the past several years, there have been proposals at both the federal and state levels calling for significant reforms in the United States health care system. President Clinton has introduced to Congress a comprehensive reform plan, the primary goals of which are universal access to medical care and containment of escalating health care costs. President Clinton has proposed achieving these goals by requiring businesses to provide health insurance to all full-time and part-time employees and imposing government cost controls designed to reduce insurance premiums and the fees charged by health care providers. In addition, President Clinton has proposed significant reductions in the Medicare/Medicaid payments made by the government. At this time the focus on health care reform has shifted from the President's proposals to various bills being proposed in the United States House of Representatives and Senate. Prominent features of the leading health care reform proposals at this time would require employers to pay either 50% or 80% of their employees' health insurance premiums, subsidize the purchase of health care coverage for low income people and create a new category of Medicare to cover certain uninsured people. The Company anticipates that essential portions of these proposals will be revised before any final bill is voted on. Other bills include limits on malpractice liability, further restrictions on self-referrals by physicians, the establishment of price controls in conjunction with a global budget for United States health care in order to cap health care costs and a single-payor government health plan. The Company cannot predict whether any such proposals will be adopted or, if adopted, what effect, if any, such proposals would have on the Company's business.

  In addition to federal health reform efforts, several states have adopted or are considering health care reform legislation. Tennessee has enacted a revision to their Medicaid program intended to cover their Medicaid and uninsured population through a managed care program. California has created a voluntary health insurance purchasing cooperative that seeks to make health care coverage more affordable for businesses with five to 50 employees. In November, 1994, California voters will vote on a ballot initiative intended to create a single-payor government health plan. Florida has enacted a program creating a system of local purchasing cooperatives and has proposed other changes that have not yet been enacted. Louisiana and Texas are planning to consider wider use of managed care for their Medicaid populations. These proposals also may attempt to include coverage for some people who presently are uninsured. A number of other states are considering the enactment of managed care initiatives designed to provide universal low-cost coverage.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company as of August 22, 1994, who also are not Directors are:

             NAME                                POSITION                       AGE
             ----                                --------                       ---
     Barry P. Schochet     Executive Vice President of NME
                            and President--Hospital Division                     43
     Maris Andersons       Executive Vice President and Treasurer                57
     William S. Banowsky   Executive Vice President                              58
     Vincent J. Lico       Executive Vice President                              60
     Raymond L. Mathiasen  Senior Vice President and Chief Financial Officer     51
     Scott M. Brown        Senior Vice President, General Counsel and Secretary  49

  Mr. Schochet has been the President and Chief Operating Officer of NME's Hospital Division since March 1992. Prior to that he served as Assistant Vice President of hospital operations, Senior Vice President and then Executive Vice President of NME's Eastern region and most recently as Executive Vice President and Chief Operating Officer of the Hospital Division. Mr. Schochet began his service to NME as an Assistant Vice President of NME's Eastern region in 1979, prior to which he served as the Executive Director of a hospital in Florida.

  Mr. Andersons joined NME in 1976, as Senior Vice President, from Bank of America, where he was a Vice President. Mr. Andersons was elected Treasurer in 1981 and Executive Vice President in 1992.

  Mr. Banowsky has been an Executive Vice President of NME since October, 1988. Mr. Banowsky, also served as a director from 1977 to 1993. Mr. Banowsky's duties will be consolidated into the duties of other positions and Mr. Banowsky will no longer be an employee of NME after August 31, 1994.

  Mr. Lico, who is a certified public accountant, joined NME in 1979 with NME's acquisition of Medfield Corporation. Prior to becoming Executive Vice President in September, 1993, Mr. Lico served as Senior Executive Vice President and Chief Financial Officer of the Hospital Division from June, 1990 through August, 1993, and Executive Vice President and Chief Financial Officer of NME's Hospital Division from June, 1986 through May, 1990. Mr. Lico's duties will be consolidated into the duties of other positions and Mr. Lico will no longer be an employee of NME after October 31, 1994.

  Mr. Mathiasen is Senior Vice President and, since February 1994, Chief Financial Officer of the Company. From September 1993 to February 1994, Mr. Mathiasen was Senior Vice President and acting Chief Financial Officer. Prior to joining NME as a Vice President in 1985, he was a partner with Arthur Young & Company (now known as Ernst & Young). Mr. Mathiasen was elected to the position of Senior Vice President in 1990 and Chief Operating Financial Officer in 1991.

  Mr. Brown is Senior Vice President, Secretary and, since February, 1994, General Counsel of the Company. He joined NME in 1981. Mr. Brown was elected Secretary in 1984 and Senior Vice President in 1990. Mr. Brown was appointed acting General Counsel in July 1993 and General Counsel in February 1994.

ITEM 2. PROPERTIES.

  The response to this item is included in Item 1.

ITEM 3. LEGAL PROCEEDINGS.

  As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993, various government agencies have conducted investigations concerning whether NME and certain of its subsidiaries engaged in improper practices. As a result of negotiations between the Company and the Civil and Criminal Divisions of the Department of Justice, and the Department of Health and Human

Services, the Company entered into various agreements on June 29, 1994, which brought to a close all open investigations of the Company, its subsidiaries and its facilities by the federal government and its agencies. As a result of those agreements, on July 12, 1994, the United States District Court for the District of Columbia accepted a plea by a subsidiary operating the Company's psychiatric hospitals, to an information charging a six-count violation of 42 U.S.C.
(S)1320-7(b)(2)(A) (paying remuneration to induce referrals) and a one-count violation of 18 U.S.C. (S)371 (conspiracy to make such payments). In addition, the Company agreed to pay $362,700,000 to the federal government. The court also accepted a plea agreement pursuant to which another subsidiary pled guilty to an information charging a one-count violation of 18 U.S.C. (S)666 (making illegal payments concerning programs receiving federal funds), which related to a single general hospital. The count relates to activities that occurred while an individual convicted of defrauding the hospital was its chief executive. On July 12, 1994, the Company, without admitting or denying liability, consented to the entry, by the United States District Court for the District of Columbia, of a civil injunctive order in response to a complaint by the Securities and Exchange Commission. The complaint alleged that the Company failed to comply with anti-fraud and recordkeeping requirements of the federal securities laws concerning the manner in which the Company recorded the revenues from the activities that were the subject of the federal government settlement referred to above. In the order, the Company is directed to comply with such requirements of the federal securities laws. In May, 1994, the Company also reached agreements in principle with 27 states and the District of Columbia to pay an additional $16.3 million to settle potential claims arising from matters involved in the federal investigations. The Company has signed agreements with 26 of those states and the District of Columbia, five of which contain errors or changes that the Company is attempting to resolve. The 27 states and the District of Columbia are all of the areas in which the Company's subsidiaries operated psychiatric facilities.

  The shareholder derivative actions filed in the Los Angeles Superior Court in October and November of 1991 were consolidated into one shareholder derivative action entitled Harry Polikoff, Harry Ackerman, and Bette Rita Grayson, Derivatively on Behalf of Nominal Defendant National Medical Enterprises, Inc.
v. Richard K. Eamer, Leonard Cohen, John C. Bedrosian, William S. Banowsky, Ph.D., Jeffrey C. Barbakow, Bernice B. Bratter, Maurice J. DeWald, Peter de Wetter, Edward Egbert, M.D., Michael H. Focht, Sr., Raymond A. Hay, Nita P. Heckendorn, Taylor R. Jenson, Lloyd R. Johnson, James P. Livingston, A.J. Martinson, M.D., Howard F. Nachtman, M.D., Richard S. Schweiker, Richard L. Stever, Norman A. Zober, Maris Andersons, Scott M. Brown, Raymond L. Mathiasen and Marcus E. Powers, Defendants. Plaintiffs' suit was based primarily on alleged breaches of fiduciary duties and constructive fraud on the part of the individual defendants. The plaintiffs alleged that, among other things, the individual defendants knew or should have known of allegedly improper marketing, billing and other practices within what formerly was known as the Company's Specialty Hospital Group and failed to take appropriate action as required by their fiduciary responsibilities. Based on these claims, plaintiffs sought compensatory damages on behalf of the Company, punitive damages, injunctive relief, attorneys' fees, interest and costs. Defendants filed three separate demurrers that were sustained and resulted in dismissal of the action with prejudice on May 21, 1993. The derivative action was dismissed by the Court in May, 1993, but the dismissal is being appealed by the plaintiffs. The parties have been participating in a voluntary mediation process, which commenced in February 1994 and has included directors and officers liability insurance carriers. As a result of the voluntary mediation process, the Company, the other parties to this action and the Company's directors' and officers' liability insurance carriers have reached an agreement in principle to settle this matter, subject to agreement to contractual terms and court approval.

  The federal class action lawsuits filed in October and November of 1991 were consolidated into one action now pending in the U.S. District Court in the Central District of California entitled In Re National Medical Enterprises, Inc. Securities Litigation I. The defendants in this action are National Medical Enterprises, Inc., Richard K. Eamer, Leonard Cohen, John C. Bedrosian, William S. Banowsky, Michael H. Focht, Norman A. Zober, Marcus E. Powers and Maris Andersons. The action is a consolidated class action against each of the named defendants for alleged violations of Section 10(b) of the Securities Exchange Act of 1934. Specifically, plaintiffs allege that each defendant knew or recklessly disregarded that the public statements made by the Company and several of its officers and directors in reports to the Securities and

Exchange Commission, in press releases, communications with shareholders, and communications with the financial community were false and misleading because the financial data and projections were based upon a number of alleged illegal practices at many of NME's psychiatric facilities. Plaintiffs claim that each of the defendants was a direct participant in this wrongdoing and conspired with and aided and abetted each of the other defendants in perpetrating the alleged fraudulent scheme. Plaintiffs also challenge various transactions in which each of the defendants sold shares of NME stock. Based on these claims, plaintiffs seek compensatory damages, injunctive relief, attorneys' fees, interest and costs. Currently, this action is in the discovery stage and no trial date has been set. As a result of a voluntary mediation process commenced in February 1994, the Company, the other parties to this action and the Company's directors' and officers' liability insurance carriers have reached an agreement in principle to settle this matter, subject to agreement to contractual terms and court approval.

  On August 27, 1993, a federal lawsuit entitled Jerrold Schaffer and Jayne M. Furman v. National Medical Enterprises, Inc., Richard K. Eamer, Leonard Cohen, Jeffrey Barbakow and Michael H. Focht, Sr. was filed in the U.S District Court in the Central District of California. On August 31, 1993, a federal lawsuit entitled Bernard Weisfeld v. National Medical Enterprises, Inc., Richard K. Eamer, Leonard Cohen, Jeffrey Barbakow and Michael H. Focht, Sr. was filed in the U.S District Court in the Central District of California. On December 20, 1993, the United States District Court for the Central District of California ordered that these cases be consolidated into one action, captioned In re:
National Medical Enterprises Securities Litigation II. These consolidated actions are on behalf of a purported class of shareholders who purchased or sold stock of the Company between January 14, 1993 and August 26, 1993, and allege that each of the defendants violated Section 10(b) of the Securities Exchange Act of 1934. Specifically, plaintiffs allege that each defendant knew or recklessly disregarded that the public statements made by the Company and several of its officers and directors in reports to the Securities and Exchange Commission, in press releases, communications with shareholders, and communications with the financial community were false and misleading because the financial data and projections were based upon a number of alleged illegal practices at many of NME's psychiatric facilities. Plaintiffs claim that each of the defendants was a direct participant in this wrongdoing and conspired with and aided and abetted each of the other defendants in perpetrating the alleged fraudulent scheme. Based on these claims, plaintiffs seek compensatory damages, injunctive relief, attorneys' fees, interest and costs. The parties commenced a voluntary mediation in July, 1994. If the mediation is not successful, plaintiffs will be required to file an amended and consolidated complaint in the action. The Company believes it has meritorious defenses to this action and, if the mediation is not successful, will defend this litigation vigorously.

  During the last fiscal year, the Company settled three lawsuits brought against it by the following insurance carriers: (1) The Travelers Insurance Company, Prudential Insurance Company, United of Omaha Life Insurance Company, Massachusetts Mutual Life Insurance Company, Northwestern National Life Insurance Company, Mutual of Omaha Insurance Companies, Time Insurance Company, Phoenix Home Life Mutual Insurance Company, Benefit Trust Life Insurance Company, Golden Rule Insurance Company, Hartford Life and Accident Insurance Company, Great Western Life and Annuity Insurance Company, and The New England Mutual Life Insurance Company filed in the United States District Court for the District of Columbia (referred herein as "Travelers lawsuits"); (2) Aetna Life Insurance Company and Metropolitan Life Insurance Company (referred herein as "Aetna lawsuit") filed in the U.S. District Court for the Northern District of Texas, Dallas Division; and (3) Connecticut General Life Insurance Company, Equitable Life Assurance Society of the United States, First Equicor Life Insurance Company and Equicor Inc. (referred herein collectively as "CIGNA lawsuit"), filed in the United States District Court for the Northern District of Texas, Dallas Division. Each of these cases alleged that psychiatric hospitals owned by NME subsidiaries engaged in fraudulent practices. On November 4, 1993 the Company signed a definitive settlement agreement with the insurers that are parties to the Aetna and CIGNA lawsuits. Under the terms of the settlement the Company paid $125,000,000. In return, the insurers agreed on an individual basis to resume standard business relations with the Company, including the opportunity to participate in managed care contracts and to participate in other provider networks. The parties also have dismissed their respective lawsuits against each other. On February 18, 1994, the Company signed a definitive settlement agreement to settle the Travelers lawsuits. Under the settlement the Company paid $89,900,000. All claims between the parties, including the Company's claims in NME Psychiatric Properties, Inc. vs. Travelers Insurance Co., et al., have been dismissed with prejudice. In addition, under the terms of the settlement agreements, the insurers agreed to expeditiously process all outstanding claims for payment and agreed to meet with the Company, on an individual basis, with the express goal of strengthening the respective business relations with the Company, including, for example, allowing the Company to compete for managed care contracts and participate in provider networks. The Company has received inquiries from various other insurance companies and health benefit providers regarding the possible filing of claims with similar allegations. To date, the amounts involved are not significant.

  The Company and certain of its officers and directors also are subject to various lawsuits related to alleged malpractice occurring at individual psychiatric hospitals. Included are numerous cases that allege the existence of a corporate-wide conspiracy to commit wrongful acts. The underlying allegations in those cases are substantially similar to the allegations in the insurance litigation discussed above. NME has settled 90 of these lawsuits (more than two-thirds of the lawsuits of this type that have been filed to date). The Company expects that additional similar lawsuits will be filed from time to time.

  On August 16, 1993, the Company was served with a lawsuit in the matter of Nita P. Heckendorn vs. National Medical Enterprises, Inc., Jeffrey C. Barbakow, Raymond A. Hay, Maurice J. DeWald and Peter de Wetter. Ms. Heckendorn is a director and former officer of the Company. Ms. Heckendorn, who joined the Company in 1982, alleges sex discrimination in employment and retaliation; sexual harassment; breach of implied employment contract; constructive discharge in violation of public policy and the California Fair Employment and Housing Act; tortious interference with prospective economic advantage; defamation; and intentional infliction of emotional distress. The suit seeks damages in excess of $15,000,000 for wages, earnings and other benefits, punitive damages, attorneys fees and costs of suit and other equitable relief. The plaintiff filed an amended complaint on November 4, 1993. Defendants filed a demurrer to plaintiff's amended complaint. On January 6, 1994, the Court sustained defendants' demurrer in part, dismissing certain claims, and denied defendants' demurrer in part. The remaining claims are pending and the parties have engaged in discovery. In March, 1994, plaintiff filed a motion for summary judgment seeking judgment on her claim for retaliatory discharge. After taking plaintiff's deposition in the Spring of 1994, Defendants filed a cross-motion for Summary Judgment seeking dismissal of several of plaintiff's claims. In August, 1994, defendants filed an additional motion for summary judgment on plaintiff's remaining claims. All three of those motions are set for hearing on September 19, 1994, and the case is set for trial in mid-December, 1994. The Company believes that Ms. Heckendorn's claims are without merit.

  On October 5, 1993, John Bedrosian filed the lawsuit John C. Bedrosian vs. National Medical Enterprises, Inc., Jeffrey C. Barbakow, Michael H. Focht, Sr., Bernice B. Bratter, Maurice J. DeWald, Peter de Wetter and Lester B. Korn in the Los Angeles Superior Court. Mr. Bedrosian, who is a director of the Company and served as its Senior Executive Vice President until September 24, 1993, when his employment with the Company was terminated without cause pursuant to the terms of his employment agreement, alleged: breach of oral agreement; breach of implied in fact contract; breach of the covenant of good faith and fair dealing; negligent misrepresentation of material fact; bad faith denial of existence of a contract; breach of written agreement; age discrimination in employment; libel; tortious interference with contractual relations; conspiracy to interfere with contractual relations; and intentional infliction of emotional distress. The suit seeks damages in excess of $20,000,000, exemplary and punitive damages, declaratory relief, including relief from six loans he obtained from the Company totaling $3,730,251.27, attorneys fees and costs of suit and other equitable relief. The Company has filed a cross-complaint against him for his refusal to make repayment on his six loans. The Company also filed a motion to have the portion of Mr. Bedrosian's lawsuit that pertains to his employment agreement with the Company referred to a Superior Court Referee as provided in the employment agreement. The Company's motion was granted and Mr. Bedrosian's employment claims against the Company were referred to a Superior Court Referee for trial. Before that trial began, the Company filed motions for summary judgment on several of Mr. Bedrosian's claims and on its cross-complaint against Mr. Bedrosian for his failure to repay his loans. The Company's motions for summary judgment were granted as to several of Mr. Bedrosian's claims against the Company, and also as to its claims against Mr. Bedrosian on three of his six loans totalling approximately $1,997,500. The Court declined to grant the Company's motion regarding Mr. Bedrosian's three remaining loans but allowed the Company to supplement its cross-complaint to reflect that those loans had since become due and payable. The Company has supplemented its cross-complaint and intends to renew its motion for summary judgment on Mr. Bedrosian's three remaining loans. The trial of Mr. Bedrosian's employment-related claims took place in June and July, 1994 before a retired California Superior Court Judge. During that trial, the Court granted defendants' motion to have certain other of Mr. Bedrosian's employment claims dismissed. The trial on Mr. Bedrosian's two remaining claims was concluded on July 29, 1994. A decision on those claims is expected in August 1994.

  In its normal course of business the Company also is subject to claims and lawsuits relating to injuries arising from patient treatment. The Company believes that its liability for damages resulting from such claims and lawsuits is adequately covered by insurance or is adequately provided for in its financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The response to this item is included on page 33 of the Registrant's Annual Report to Shareholders for the year ended May 31, 1994. The required information hereby is incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  The response to this item is included on page 8 of the Registrant's Annual Report to Shareholders for the year ended May 31, 1994. The required information hereby is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The response to this item is included on pages 9 through 13 of the Registrant's Annual Report to Shareholders for the year ended May 31, 1994. The required information hereby is incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The response to this item is included on pages 14 through 30 of the Registrant's Annual Report to Shareholders for the year ended May 31, 1994. The required information hereby is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

ITEMS 10 AND 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE
                 COMPENSATION.

  Information concerning the Directors of the Registrant, including executive officers of the Registrant who also are Directors, and other information required by Items 10 and 11, is included on pages 2 through 5 of the definitive Proxy Statement for Registrant's 1994 Annual Meeting of Shareholders and hereby is incorporated by reference. Similar information regarding executive officers of the Registrant who, except as noted therein, are not Directors is set forth on page 14 above. Information regarding compensation of executive officers and Directors of the Registrant is included on pages 9 through 18 and pages 26 through 29 of the definitive Proxy Statement for the Registrant's 1994 Annual Meeting of Shareholders and hereby is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The response to this item is included on pages 6, 7 and 33 of the definitive Proxy Statement for the Registrant's 1994 Annual Meeting of Shareholders. The required information hereby is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The response to this item is included on pages 29 through 31 of the definitive Proxy Statement for the Registrant's 1994 Annual Meeting of Shareholders. The required information hereby is incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

  (a) 1. FINANCIAL STATEMENTS.

           The consolidated financial statements to be included in Part II, Item 8, are incorporated by reference to the Registrant's 1994 Annual Report to Shareholders. (See exhibit (13)).

      2. FINANCIAL STATEMENT SCHEDULES.

        Schedule I        Marketable Securities-Other Investments (included on page F-
                           1).
        Schedule II       Amounts Receivable From Directors, Officers and Employees
                          (included on pages F-2 and F-3)
        Schedule V        Property, Plant and Equipment (included on page F-4)
        Schedule VI       Accumulated Depreciation and Amortization of Property, Plant
                          and Equipment (included on page F-5)
        Schedule VIII     Valuation and Qualifying Accounts and Reserves (included on page F-6)
        Schedule IX       Short-Term Borrowings (included on page F-7)
        Schedule X        Supplementary Income Statement Information (included on page
                          F-8)

      All other schedules and Condensed Financial Statements of Registrant are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

      3. EXHIBITS.

         (3) Articles of Incorporation and Bylaws

           (a) Restated Articles of Incorporation of Registrant, as amended October 13, 1987 (Incorporated by reference to Exhibit 3(a) to Registrant's Annual Report on Form 10-K dated August 30,
                  1993)

           (b)    Restated Bylaws of Registrant, as amended July 27, 1994

         (4) Instruments Defining the Rights of Security Holders, Including Indentures

           (a) Form of Indenture for the Registrant's Convertible Floating Rate Debentures, dated as of February 1, 1992, among NME PIP Funding I, Inc., the Registrant and Bankers Trust Company, as Trustee (Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3, Registration No. 33-45689, dated February 14, 1992)

           (b) Form of Convertible Floating Rate Debenture due April 3, 1996 (Incorporated by reference to Exhibit (e) to Registrant's Registration Statement on Form S-3, Registration No. 33-45689, dated February 14, 1992)

           (c) Agreement Providing for First Amendment to Convertible Floating Rate Debentures due April 3, 1996, dated as of December 11, 1991, between the Registrant and NME PIP Funding I, Inc. (Incorporated by reference to Exhibit (f) to Registrant's Registration Statement on Form S-3, Registration No. 33-45689, dated February 14, 1992)

              (d) Certificate of Designation, Preferences and Rights of Series
                  B Convertible Preferred Stock (Incorporated by reference to
                  Exhibit 4(d) to Registrant's Annual Report on Form 10-K dated August 23, 1991)

              (e) Form of Investment Option Agreement (Incorporated by
                  reference to Exhibit 10(e) to Registrant's Annual Report on Form 10-K dated August 28, 1989)

              (f) Indenture, dated as of March 1, 1991, between the Registrant and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4(a) to Registrant's Annual Report on Form 10-K dated August 23, 1991)

              (g) Indenture, dated as of April 1, 1985, between the Registrant and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-3, File No. 2-96780, filed with the Securities and Exchange Commission on April 3, 1985)

              (h) Certificate of Designation, Preference and Rights of Series
                  A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 4(h) to Registrant's Annual Report on Form 10-K dated August 30, 1993)

     (10) Material Contracts

              (a) Guaranty Reimbursement Agreement, dated as of January 31,
                  1990, by and between the Registrant and The Hillhaven Corporation (Incorporated by reference to Exhibit 10(e) to Registrant's Annual Report on Form 10-K dated August 21,
                  1992)

              (b) First Amendment to Guarantee Reimbursement Agreement, dated as of May 30, 1991, by and between the Registrant and The Hillhaven Corporation (Incorporated by reference to Exhibit 10(g) to Registrant's Annual Report on Form 10-K dated August 23, 1991)

              (c) Second Amendment to Guarantee Reimbursement Agreement, dated as of October 2, 1991, between the Registrant and The Hillhaven Corporation (Incorporated by reference to Exhibit 10(w) to Registrant's Annual Report on Form 10-K dated August 21, 1992)

              (d) Third Amendment to Guarantee Reimbursement Agreement, dated as of April 1, 1992, between the Registrant and The Hillhaven Corporation (Incorporated by reference to Exhibit 10(dd) to Registrant's Annual Report on Form 10-K dated August 21, 1992)

              (e) Fourth Amendment to Guarantee Reimbursement Agreement, dated as of November 12, 1992, between the Registrant and Hillhaven (Incorporated by reference to Exhibit 10(pp) to Registrant's Annual Report on Form 10-K dated August 30,
                  1993)

              (f) Fifth Amendment to Guarantee Reimbursement Agreement, dated as ofFebruary 19, 1993, between the Registrant and Hillhaven (Incorporated by reference to Exhibit 10(qq) to Registrant's Annual Report on Form 10-K dated August 30, 1993)

              (g) Sixth Amendment to Guarantee Reimbursement Agreement, dated as of May 28, 1993, between the Registrant and Hillhaven (Incorporated by reference to Exhibit 10(rr) to Registrant's Annual Report on Form 10-K dated August 30, 1993)

              (h) Seventh Amendment to Guarantee Reimbursement Agreement,
                  dated as ofMay 28, 1993, between the Registrant and The Hillhaven Corporation

              (i) Eighth Amendment to Guarantee Reimbursement Agreement,
                  dated September 2, 1993, between the Registrant and The Hillhaven Corporation

              (j) Letter dated October 14, 1992 addressed to Robert F. Pacquer of Hillhaven from the Registrant and certain of its subsidiaries (Incorporated by reference to Exhibit 10(ll) to Registrant's Annual Report on Form 10-K dated August 30,
                  1993)

              (k) Second Omnibus Amendment to Leases dated as of November 12,
                  1992 among NME Properties Corp., and certain subsidiaries of NME Properties Corp. and First Healthcare Corporation (Incorporated by reference to Exhibit 10(mm) to Registrant's Annual Report on Form 10-K dated August 30, 1993)

              (l) Letter dated June 22, 1993 between the Registrant and
                  Hillhaven (Incorporated by reference to Exhibit 10(ss) to Registrant's Annual Report on Form 10-K dated August 30,
                  1993)

              (m) Agreement Concerning Purchase by NME Properties Corp. and
                  Certain Sub-sidiaries of Series D Preferred Stock of The Hillhaven Corporation, dated September 1, 1993, among the Registrant, NME Properties Corp., NME Properties, Inc., NME Properties West, Inc., The Hillhaven Corporation and First Healthcare Corporation

              (n) Agreement and Waiver, dated September 2, 1993, among the
                  Registrant, the subsidiaries of NME signatories thereto, The Hillhaven Corporation and First Healthcare Corporation

              (o) Shareholding Agreement, dated 30 March 1993, among the
                  Registrant, Westminster Health Care Holdings PLC and P.R. Carter and Others (Incorporated by reference to Exhibit 10(tt) to Registrant's Annual Report on Form 10-K dated August 30, 1993)

              (p) Agreement for Warranties and Indemnities, dated 31 March
                  1993, among the Registrant, the Executive Directors of Westminster Health Care Holdings PLC, the Non-Executive Directors of Westminster Health Care Holdings PLC, Ernst & Young Trustees Limited and Others and Westminster Health Care Holdings PLC (Incorporated by reference to Exhibit 10(uu) to Registrant's Annual Report on Form 10-K dated August 30, 1993)

              (q) Agreement relating to the Placing and Offer of Ordinary
                  Shares in Westminster Health Care Holdings PLC, dated 31 March 1993, among Westminster Health Care Holdings PLC, the Executive Directors, the Non-Executive Directors, the Registrant, Ernst & Young Trustees Limited and Others and Barclays de Zoete Wedd Limited (Incorporated by reference to
                  Exhibit 10(vv) to Registrant's Annual Report on Form 10-K dated August 30, 1993)

              (r) Subordinated Loan Note, dated 30 March 1993, in the amount of 10,000,000 Pounds Sterling payable by Westminster Health Care Limited, Westminster Health Care (Properties) Limited and Westminster Health Care Holdings to the Registrant (Incorporated by reference to Exhibit 10(ww) to Registrant's Annual Report on Form 10-K dated August 30, 1993)

              (s) First Amended and Restated Letter of Credit and
                  Reimbursement Agreement, dated as of October 1, 1993, between the Registrant and The Sanwa Bank Limited, Dallas Agency (Incorporated by reference to Exhibit 10(5) to Registrant's Quarterly Report on Form 10-Q dated October 15,
                  1993)

              (t) Limited Waiver and Consent to First Amended and Restated
                  Letter of Credit and Reimbursement Agreement, dated as of April 13, 1994, between the Registrant and The Sanwa Bank Limited, Dallas Agency (Incorporated by reference to Exhibit 10(f) to Registrant's Quarterly Report on Form 10-Q dated April 14, 1994)

              (u) First Amended and Restated Master Loan Agreement, dated as of November 30, 1988, as further Amended and Restated as of January 25, 1990 among MP Funding Corporation, the Registrant, various NME subsidiaries and various Hillhaven subsidiaries (Incorporated by reference to Exhibit 10(a) to Registrant's Annual Report on Form 10-K dated August 23,
                  1990)

              (v) Consent and Waiver Agreement, dated October 13, 1993, with respect to that certain First Amended and Restated Credit Agreement, dated as of January 25, 1990, among Credit Suisse, as letter of credit bank, the banks parties thereto, Credit Suisse as agent for the banks and MP Funding Corporation, and that certain First Amended and Restated Master Loan Agreement, dated as of January 25, 1990, among the Registrant, certain subsidiaries and affiliates of the Registrant and MP Funding Corporation (Incorporated by reference to Exhibit 10(3) to Registrant's Quarterly Report on Form 10-Q dated October 15, 1993)

              (w) Amendment No. 1 to Master Loan Agreement, dated as of
                  November 2, 1993, between MP Funding Corporation and the Borrowers thereto (Incorporated by reference to Exhibit 10(c) to Registrant's Quarterly Report on Form 10-Q dated January 13, 1994)

              (x) Waiver and Amendment No. 2, dated as of April 13, 1994, between MP Funding Corporation and the Borrowers parties thereto (Incorporated by reference to Exhibit 10(c) to Registrant's Quarterly Report on Form 10-Q dated April 14,
                  1994)

              (y) Waiver Letter, dated October 14, 1993, from Bank of America to the Registrant, concerning Overdraft Financing Facility Agreement, dated December 16, 1992, between the Registrant and Bank of America, and Advance Account Agreement, dated December 17, 1992, between the Registrant and Bank of America (Incorporated by reference to Exhibit 10(4) to Registrant's Quarterly Report on Form 10-Q dated October 15,
                  1993)

              (z) Second Amendment to Overdraft Financing Facility Agreement,
                  dated as ofApril 13, 1994, by and among Bank of America National Trust and Savings Association, the Registrant, and the corporations listed on Exhibit A to the Agreement (Incorporated by reference to Exhibit 10(g) to Registrant's Quarterly Report on Form 10-Q dated April 14, 1994)

             (aa) First Amendment to Advance Account Agreement, dated as of
                  April 13, 1994, by and between the Registrant and Bank of America National Trust and Savings Association
                  (Incorporated by reference to Exhibit 10(h) to Registrant's Quarterly Report on Form 10-Q dated April 14, 1994)

             (bb) Credit Agreement, dated as of April 13, 1994, among the
                  Registrant, the Banks parties thereto, the Issuing Bank and Morgan Guaranty Trust Company of New York, as Administrative Agent (Incorporated by reference to Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q dated April 14,
                  1994)

             (cc) Asset Sale Agreement, dated December 3, 1993, by and between the Registrant, as Seller, and HEALTHSOUTH Rehabilitation Corporation, as Buyer (Incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q dated January 13, 1994)

             (dd) Amendment No. 1 to Asset Sale Agreement, dated as of January
                  3, 1994, by and between the Registrant, as Seller, and HEALTHSOUTH Rehabilitation Corporation (Incorporated by reference to Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q dated January 13, 1994)

             (ee) Asset Sale Agreement (First Facilities), dated March 29,
                  1994, by and between the Registrant, as Seller, and Charter Medical Corporation, as Buyer

             (ff) Asset Sale Agreement (Subsequent Facilities), dated March
                  29, 1994, by and between the Registrant, as Seller, and Charter Medical Corporation, as Buyer

             (gg) Employment Agreement, dated as of December 5, 1990, between the Registrant and John C. Bedrosian (Incorporated by reference to Exhibit 10(m) to Registrant's Annual Report on Form 10-K dated August 23, 1991)

             (hh) Consulting, Severance, Noncompetition and Confidentiality
                  Agreement made by and between Richard K. Eamer and the Registrant, effective July 20, 1993 (Incorporated by reference to Exhibit 10(h) to Registrant's Annual Report on Form 10-K dated August 30, 1993)

             (ii) Consulting, Severance, Noncompetition and Confidentiality
                  Agreement made by and between Leonard Cohen and the Registrant, effective July 20, 1993 (Incorporated by reference to Exhibit 10(j) to Registrant's Annual Report on Form 10-K dated August 30, 1993)

             (jj) Letter from the Registrant to Jeffrey C. Barbakow, dated
                  May 26, 1993 (Incorporated by reference to Exhibit 10(l) to Registrant's Annual Report onForm 10-K dated August 30,
                  1993)

             (kk) Letter from the Registrant to Jeffrey C. Barbakow, dated
                  June 1, 1993 (Incorporated by reference to Exhibit 10(m) to Registrant's Annual Report on Form 10-K dated August 30,
                  1993)

             (ll) Memorandum from the Registrant to Jeffrey C. Barbakow, dated
                  June 14, 1993 (Incorporated by reference to Exhibit 10(n) to Registrant's Annual Report on Form 10-K dated August 30,
                  1993)

             (mm) Board of Directors Retirement Plan, effective January 1,
                  1985 (Incorporated by reference to Exhibit 10(n) to Registrant's Annual Report on Form 10-K dated August 23,
                  1991)

             (nn) First Amendment to Board of Directors Retirement Plan,
                  effective as of August 18, 1993 (Incorporated by reference to Exhibit 10(xx) to Registrant's Annual Report on Form 10-K dated August 30, 1993)

             (oo) Amendment to Directors Retirement Plan, dated as of April
                  25, 1994

             (pp) Supplemental SHERT Plan and Trust, dated June 30, 1991
                  (Incorporated by reference to Exhibit 10(q) to Registrant's Annual Report on Form 10-K dated August 23, 1991)

             (qq) First Amendment to Supplemental SHERT, dated as of August
                  15, 1994

             (rr) Supplemental Executive Retirement Plan, as amended May 31,
                  1986 (Incorporated by reference to Exhibit 10(o) to Registrant's Annual Report on Form 10-K datedAugust 21,
                  1992)

             (ss) Amendment to Supplemental Executive Retirement Plan, dated as of April 25, 1994

             (tt) Amendment to Supplemental Executive Retirement Plan, dated as of July 25, 1994

             (uu) 1994 NME Supplemental Executive Retirement Plan Trust
                  Agreement, dated as of May 25, 1994, as amended July 25, 1994, between the Registrant, and United States Trust Company of New York

             (vv) Long Term Incentive Plan (Incorporated by reference to
                  Exhibit 10(p) to Registrant's Annual Report on Form 10-K dated August 21, 1992)

             (ww) Annual Incentive Plan (Incorporated by reference to Exhibit
                  10(q) to Registrant's Annual Report on Form 10-K dated August 21, 1992)

             (xx) 1994 Annual Incentive Plan (Incorporated by reference to
                  Exhibit B to the Definitive Proxy Statement for the Registrant's 1994 Annual Meeting of Shareholders)

             (yy) Deferred Compensation Plan, effective March 23, 1983
                  (Incorporated by reference to Exhibit 10(v) to Registrant's Annual Report on Form 10-K dated August 23, 1991)

             (zz) First Amendment to Deferred Compensation Plan, dated as of
                  August 15, 1994

            (aaa) 1994 NME Deferred Compensation Plan Trust Agreement, dated as of May 25, 1994, as amended July 25, 1994, between the Registrant and United States Trust Company of New York

            (bbb) Performance Investment Plan (Incorporated by reference to
                  Exhibit 10(d) to Registrant's Annual Report on Form 10-K dated August 23, 1991)

            (ccc) Revolving Credit and Term Loan Agreement, dated as of
                  December 11, 1991, between the Registrant and NME PIP Funding I, Inc. (Incorporated by reference to Exhibit 10(g) to Registrant's Registration Statement on Form S-3, Registration No. 33-45689, dated February 14, 1992)

            (ddd) Director Restricted Share Plan (Incorporated by reference to
                  Exhibit A to the definitive Proxy Statement for the Registrant's 1991 Annual Meeting of Shareholders)

            (eee) 1994 Directors Stock Option Plan (Incorporated by reference to Exhibit A to the Definitive Proxy Statement for the Registrant's 1994 Annual Meeting of Shareholders)

            (fff) 1991 Stock Incentive Plan (Incorporated by reference to
                  Exhibit B to the definitive Proxy Statement for the Registrant's 1991 Annual Meeting of Shareholders)

            (ggg) Severance Protection Agreement, dated June 28, 1994, between the Registrant and Barry P. Schochet

   (11) Statement Re: Computation of Per Share Earnings, page 26

   (13) 1994 Annual Report to Shareholders of Registrant

   (21) Subsidiaries of the Registrant

   (23) Consent of Experts

        (a) Accountants' Consent and Report on Consolidated Schedules (KPMG Peat Marwick LLP)

(b) REPORTS ON FORM 8-K

    NME filed no reports on Form 8-K during the last quarter of the 1994 fiscal year

              NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

              (1) STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

                                  (EXHIBIT 11)

                                  1994      1993      1992      1991     1990
                                --------  --------  --------  -------- --------
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FOR PRIMARY EARNINGS PER SHARE
Shares outstanding at
 beginning of period..........   165,898   166,963   174,765   157,782  148,736
Shares issued upon conversion
 of notes and debentures......       --        --        529       348    9,276
Shares issued upon exercise of
 stock options................        60        27       299       722      936
Dilutive effect of outstanding
 stock options................     1,114       172       495     1,156    1,462
Shares issued as grants of
 restricted stock, net of
 cancellations................       (48)      (52)       75         2      (92)
Shares repurchased as treasury
 stock........................       --       (999)   (4,295)      --    (1,502)
Dilutive effect of 9%
 Convertible Subordinated
 Debentures(2)................       --        --        --        --     1,402
Other.........................       --        --        (15)      --       --
                                --------  --------  --------  -------- --------
Weighted average number of
 shares and share equivalents
 outstanding..................   167,024   166,111   171,853   160,010  160,218
                                ========  ========  ========  ======== ========
Income from continuing
 operations...................  $215,901  $263,644  $218,199  $145,142 $123,486
Adjustments related to 9%
 Convertible Subordinated
 Debentures(2)................       --        --        --        --     1,151
                                --------  --------  --------  -------- --------
Adjusted income from
 continuing operations........  $215,901  $263,644  $218,199  $145,142 $124,637
Earnings per share from
 continuing operations........  $   1.29  $   1.59  $   1.27  $   0.91 $   0.78
                                ========  ========  ========  ======== ========
FOR FULLY DILUTED EARNINGS PER
 SHARE
Weighted average number of
 shares used in primary
 calculation..................   167,024   166,111   171,853   160,010  160,218
Additional dilutive effect of
 stock options................        97        23         1        64       76
Assumed conversion of dilutive
 convertible notes and
 debentures...................    13,966    14,356    20,990    37,118   44,154
                                --------  --------  --------  -------- --------
Fully diluted weighted average
 number of shares.............   181,087   180,490   192,844   197,192  204,448
                                ========  ========  ========  ======== ========
Adjusted income from
 continuing operations used in
 primary calculation..........  $215,901  $263,644  $218,199  $145,142 $124,637
Adjustments for interest
 expense, contractual
 allowances and income taxes..     5,981     4,628    12,207    25,991   30,070
                                --------  --------  --------  -------- --------
Adjusted income from
 continuing operations........  $221,882  $268,272  $230,406  $171,133 $154,707
Earnings per share from
 continuing operations........  $   1.23  $   1.49  $   1.19  $   0.87 $   0.76
                                ========  ========  ========  ======== ========

- --------
(1) All numbers of shares in these tables are weighted on the basis of the number of days the shares were outstanding or assumed to be outstanding during each period.
(2) During the quarter ended August 31, 1989 the 9% debentures were reflected as a common stock equivalent until they were all redeemed or converted on or before August 31, 1989. The income adjustments are for calculation purposes only and do not affect income from continuing operations as reported.

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON AUGUST 25, 1994.

National Medical Enterprises, Inc.

    /s/ RAYMOND L. MATHIASEN                       /s/ SCOTT M. BROWN
By: _____________________________         By: _________________________________
      Raymond L. Mathiasen                             Scott M. Brown
      Senior Vice President                        Senior Vice President
   Chief Financial Officer and
    Chief Accounting Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON AUGUST 25, 1994, BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED:


                 SIGNATURE                                     TITLE
                 ---------                                     -----
         /s/ JEFFREY C. BARBAKOW
- -------------------------------------------
            Jeffrey C. Barbakow             Chairman, Chief Executive Officer and
                                             Director (Principal Executive Officer)
        /s/ MICHAEL H. FOCHT, SR.
- -------------------------------------------
           Michael H. Focht, Sr.            President, Chief Operating Officer and
                                             Director
- -------------------------------------------
             John C. Bedrosian              Director

           /s/ BERNICE BRATTER
- -------------------------------------------
              Bernice Bratter               Director

          /s/ MAURICE J. DEWALD
- -------------------------------------------
             Maurice J. DeWald              Director

           /s/ PETER DE WETTER
- -------------------------------------------
              Peter de Wetter               Director

         /s/ EDWARD EGBERT, M.D.
- -------------------------------------------
            Edward Egbert, M.D.             Director

           /s/ RAYMOND A. HAY
- -------------------------------------------
              Raymond A. Hay                Director



                 SIGNATURE                                     TITLE
                 ---------                                     -----
                                            Director
- -----------------------------------------
            Nita P. Heckendorn

           /s/ LESTER B. KORN              Director
- -----------------------------------------
              Lester B. Korn

         /s/ JAMES P. LIVINGSTON           Director
- -----------------------------------------
            James P. Livingston

        /s/ RICHARD S. SCHWEIKER           Director
- -----------------------------------------
           Richard S. Schweiker

              NATIONAL MEDICAL ENTERPRISES, INC., AND SUBSIDIARIES

              SCHEDULE I--MARKETABLE SECURITIES--OTHER INVESTMENTS
                                AT MAY 31, 1994

                             (DOLLARS IN MILLIONS)

                                                  NUMBER OF                MARKET    AMOUNT
                                                  SHARES OR               VALUE AT  AT WHICH
                                                  PRINCIPAL               BALANCE  CARRIED IN
                                                  AMOUNT OF     COST OF    SHEET    BALANCE
NAME OF ISSUER AND TITLE OF EACH ISSUE         BONDS AND NOTES EACH ISSUE   DATE     SHEET
- --------------------------------------         --------------- ---------- -------- ----------
The United States Government and
 its agencies...................                         $8       $  8      $  8      $  8
Any state of the United States
 and its agencies...............                          3          3         3         3
Corporations:
 American Express Credit
  Corporation...................                          2          2         2         2
 General Electric Capital
  Corporation...................                          3          3         3         3
 Morgan Guaranty Trust Company
  New York......................                          2          2         2         2
 Various other issuers of short-
  term commercial paper (each
  less than $2 million).........                                    41        41        42
                                                                                      ----
BALANCE SHEET CAPTION: SHORT-
 TERM INVESTMENTS...............                                                      $ 60
                                                                                      ====
Westminster Health Care
 Holdings, PLC common stock.....                 21,500,000       $ 49      $105      $ 50
The Hillhaven Corporation common
 stock..........................                  8,878,147         89       170        69*
The Hillhaven Corporation Series
 C preferred stock..............                     35,000         35        35        35
The Hillhaven Corporation Series
 D preferred stock..............                     60,546        120      n.a.        28**
Health Care Property Partners...                       23.0%        18        31        17
Other investments in common
 stock or corporate joint
 ventures, substantially all of
 which are accounted for by the
 equity method..................                                    57      n.a.        77**
Land held for expansion.........                                    33      n.a.        33**
                                                                                      ----
BALANCE SHEET CAPTION:
 INVESTMENTS AND OTHER ASSETS...                                                      $309
                                                                                      ====

- --------
 * Because of the Company's minority interest in Hillhaven, portions of the gains from sales of certain NME facilities to Hillhaven have been deferred and are offset against the cost of the Company's investment above.
** Market values are not available for the Company's Hillhaven Series D preferred stock, other investments and land held for expansion shown above.

              NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

     SCHEDULE II--AMOUNTS RECEIVABLE FROM DIRECTORS, OFFICERS AND EMPLOYEES
                      YEARS ENDED MAY 31, 1992, 1993, 1994

                      BALANCE AT                          BALANCE AT                                               BALANCE AT
                        MAY 31,                AMOUNTS     MAY 31,                       AMOUNTS      AMOUNTS        MAY 31,
   NAME OF DEBTOR        1991     ADDITIONS   COLLECTED      1992        ADDITIONS      COLLECTED   WRITTEN OFF       1993
   --------------     ----------- ---------- -----------  ----------    -----------    -----------  -----------    -----------
Maris Andersons.....  $    96,479   $100,903 $       --   $  197,382    $  957,773     $  (111,467)  $     --      $ 1,043,688
William Banowsky....          --      80,205         --       80,205        53,641        (133,846)        --              --
John C. Bedrosian...    1,928,349    683,918    (115,085)  2,497,182     2,089,043        (747,334)        --        3,838,891
Leonard Cohen.......          --         --          --          --      1,063,140      (1,063,140)        --              --
Kenneth Courage.....      100,000        --      (39,196)     60,804           --          (60,804)        --              --
Steven Dominguez....          --      84,053         --       84,053       158,991             --          --          243,044
Richard K. Eamer....    3,919,092    285,658  (4,204,750)        --      3,473,375        (350,958)        --        3,122,417
Alan Ewalt..........      227,945    154,647    (114,480)    268,112       115,858         (42,854)        --          341,116
Michael H. Focht,
 Sr.................          --     346,850         --      346,850       381,045             --          --          727,895
Nita Heckendorn.....       21,048     93,246     (21,048)     93,246       133,817            (980)        --          226,083
Walter C. Kraujalis.      109,981     21,391         --      131,372        21,683             --      (30,334)(3)     122,721
Vincent J. Lico.....          --     136,440         --      136,440        95,641        (142,521)        --           89,560
Raymond L.
 Mathiason..........          --      84,053         --       84,053       104,875         (88,446)        --          100,482
Marcus E. Powers....          --     163,323         --      163,323       586,592          (1,873)        --          748,042
Joseph Roche........      152,000        --      (36,000)    116,000           --              --     (116,000)(5)         --
Michael Safran......      370,000     74,000    (444,000)        --        196,150             --          --          196,150
Sherwin Small.......       16,876     86,367     (16,234)     87,009       141,710        (228,719)        --              --
Neil Sorrentino.....          --      90,338         --       90,338        89,872        (180,210)        --              --
David Spahr.........          --         --          --          --        170,000        (170,000)        --              --
Richard L. Stever...      657,310     54,034     (53,976)    657,368        53,976         (53,976)        --          657,368
Barry G. Weinbaum...          --     125,000    (125,000)        --            --              --          --              --
                      ----------- ---------- -----------  ----------    ----------     -----------   ---------     -----------
                       $7,599,080 $2,664,426 $(5,169,769) $5,093,737    $9,887,182     $(3,377,128)  $(146,334)    $11,457,457
                      =========== ========== ===========  ==========    ==========     ===========   =========     ===========
                                                            BALANCE AT MAY 31,
                                                                   1994
                                                          -------------------------
                      BALANCE AT
                        MAY 31,                AMOUNTS     CURRENT      NOT CURRENT
   NAME OF DEBTOR        1993     ADDITIONS   COLLECTED      (1)            (1)
   --------------     ----------- ---------- -----------  ----------    -----------
Maris Andersons.....  $ 1,043,688 $  132,990 $  (101,889) $1,074,789(2) $      --
William Banowsky....          --      62,183     (62,183)      0.00            --
John C. Bedrosian...    3,838,891    262,793         --    4,101,684(2)        --
Steven Dominguez....      243,044     93,336    (253,894)     82,486           --
Richard K. Eamer....    3,122,417    120,707  (1,611,135)    231,989(2)  1,400,000(2)
Alan Ewalt..........      341,116     74,231    (350,070)     65,277           --
Michael H. Focht,
 Sr.................      727,895    226,474    (759,786)    194,583           --
Nita Heckendorn.....      226,083      6,649    (232,732)      0.00            --
Walter C. Kraujalis.      122,721      8,398         --      131,119(4)        --
Vincent J. Lico.....       89,560     87,632    (177,192)      0.00            --
Raymond L.
 Mathiason..........      100,482     70,397    (105,602)     65,277           --
Marcus E. Powers....      748,042    134,617    (381,884)    462,934(2)     37,841(2)
Michael Safran......      196,150        --     (196,150)      0.00            --
Neil Sorrentino.....          --      72,160         --       72,160           --
Richard L. Stever...      657,368     53,976     (53,976)    657,368           --
                      ----------- ---------- -----------  ----------    ----------
                      $11,457,457 $1,406,543 $(4,286,493) $7,139,666    $1,437,841
                      =========== ========== ===========  ==========    ==========

              NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

    SCHEDULE II--AMOUNTS RECEIVABLE FROM DIRECTORS, OFFICERS AND EMPLOYEES--
                                  (CONTINUED)

                    YEARS ENDED MAY 31, 1992, 1993 AND 1994

- --------
(1) Except for Items (2) through (5) below, these loans consist of principal and interest on (a) full recourse five-year promissory notes bearing interest at rates of 6.5%, 8% and 9% given to purchase NME common stock under the Company's stock option plans, and (b) promissory notes given to NME upon its deposit of federal and state income taxes under withholding requirements. Shares purchased or vested are pledged as security for these notes. The tax notes bear interest at rates ranging from 6.5% to 8% and normally are payable on or before April 15 of the succeeding calendar year, unless such date otherwise is extended by the Company. Certain tax notes that were due on April 15, 1993, were extended to October 15, 1993. The tax benefit to the Company resulting from the exercise of nonstatutory stock options is reflected in the Company's financial statements as an increase in stockholder's equity. The current column represents demand loans and balances due on or before May 31, 1995.

(2) On September 23, 1992, the Executive Committee of the Board authorized special loans in the aggregate principal amount of $3,000,000 from the Company to Mr. Richard K. Eamer, who was then the Chief Executive Officer of the Company. Pursuant to that authorization, an aggregate principal amount of $3,000,000 was loaned to Mr. Eamer. The loans initially were made on a demand basis with interest at the rate of 7% per annum. The Company did not obtain from Mr. Eamer either a promissory note or a pledge agreement with respect to such loans until the termination of Mr. Eamer's full-time employment with the Company. In connection with the termination of Mr. Eamer's full-time employment with the Company, the Company caused Mr. Eamer to execute a promissory note and a pledge agreement, accepted by the full Board of Directors, pursuant to which Mr. Eamer paid down the then-existing balance of his loans from $3,000,000 to $2,200,000 and such loans were converted into a term loan bearing interest at 7% per annum, payable through May 31, 1998. Among other rights that the Company has upon any default, the term loan is secured by (a) Mr. Eamer's investment options and other rights under the Company's Performance Investment Plan ("PIP"), including the Company's obligation to repurchase Mr. Eamer's investment options in April, 1996, for the approximately $2,200,000 he paid for them in April, 1989, if such investment options have not been exercised, and (b) all the proceeds thereof. During fiscal year 1993, the Company also made special loans to three other executive officers: $850,000 to Mr. Andersons, Executive Vice President and Treasurer, $450,000 to Mr. Powers, former General Counsel, and $1,300,000 to Mr. Bedrosian, former Senior Executive Vice President. These loans were made on a demand basis with interest at a fluctuating rate equal to at least the prime rate (which was 6% at that time). Although no notes or security agreements were signed at the time the loans were made, each of Messrs. Andersons, Powers and Bedrosian provided memoranda to the Company confirming that they understood that their loans would bear interest and were made on a demand basis. Since such time, Messrs. Andersons and Powers executed demand promissory notes, bearing interest at a fluctuating interest rate equal to at least the prime rate (which was 6% at that time), secured by their investment options and other rights under the PIP and, in the case of Mr. Andersons, certain additional collateral, including various other securities of the Company. Mr. Andersons' note was repaid in July 1994. On May 31, 1994, in a lawsuit brought by Mr. Bedrosian against the Company, the California Superior Court for the County of Los Angeles granted the Company's motions with respect to Mr. Bedrosian's repayment to NME of all of the principal and interest due with respect to the $1,300,000 and another $504,406 loan. The Company intends to ask the court to also order Mr. Bedrosian to repay all principal and interest owing on three other loans to Mr. Bedrosian that are outstanding.

    The Company does not intend to make any similar loans in the future. No similar loans may be made in the future without the prior approval of the Compensation Committee.

(3) This loan was forgiven in consideration of services rendered.

(4) Loan made to assist in job transfer at NME's request. The note is secured by real property and bears interest at 8%.

(5) This amount was written off in lieu of severance compensation upon the termination of Mr. Roche's employment with the Company.

              NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                    YEARS ENDED MAY 31, 1992, 1993 AND 1994

                                 (IN MILLIONS)

                           BALANCE AT  ADDITIONS RETIREMENTS  OTHER  BALANCE AT
                          BEGINNING OF  AT COST   OR SALES   CHANGES   END OF
                             PERIOD       (1)        (2)       (3)     PERIOD
                          ------------ --------- ----------- ------- ----------
1992:
 Land....................    $  261      $ 20       $ (12)    $   2    $  271
 Buildings and
  improvements...........     1,896       119        (195)      133     1,953
 Construction in
  progress...............       156       205          (6)     (178)      177
 Equipment...............       870       160         (75)       45     1,000
                             ------      ----       -----     -----    ------
                              3,183       504        (288)        2     3,401
 Land held for expansion.        28         5         --         (2)       31
                             ------      ----       -----     -----    ------
                             $3,211      $509       $(288)    $   0    $3,432
                             ======      ====       =====     =====    ======
1993:
 Land....................    $  271      $  5       $ (20)    $  (7)   $  249
 Buildings and
  improvements...........     1,953        77        (148)       75     1,957
 Construction in
  progress...............       177        82         --       (212)       47
 Equipment...............     1,000       128         (88)       21     1,061
                             ------      ----       -----     -----    ------
                              3,401       292        (256)     (123)    3,314
 Land held for expansion.        31        14          (2)      (10)       33
                             ------      ----       -----     -----    ------
                             $3,432      $306       $(258)    $(133)   $3,347
                             ======      ====       =====     =====    ======
1994:
 Land....................    $  249      $  2       $ (81)    $   3    $  173
 Buildings and
  improvements...........     1,957        22        (610)       19     1,388
 Construction in
  progress...............        47        61          (3)      (46)       59
 Equipment...............     1,061        94        (262)       23       916
                             ------      ----       -----     -----    ------
                              3,314       179        (956)       (1)    2,536
 Land held for expansion.        33         6          (8)        1        32
                             ------      ----       -----     -----    ------
                             $3,347      $185       $(964)    $   0    $2,568
                             ======      ====       =====     =====    ======

- --------
(1) Includes amounts from purchased businesses of $13 in 1992 and $2 in 1993.
(2) The retirement or sales column also includes the reclassification of property, plant and equipment accounts of facilities held for sale.
(3) Other changes reflect transfers upon construction completion and in 1993, also include the property, plant and equipment accounts of the Company's United Kingdom nursing home subsidiary, which, as a result of an initial public offering of common stock in April, 1993, are no longer consolidated with the Company's financial statements.

  The annual provision for depreciation is computed principally using the straight-line method over the following estimated useful lives: generally 25 to 50 years for buildings and improvements, 3 to 15 years for equipment.

              NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

           SCHEDULE VI--ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT

                    YEARS ENDED MAY 31, 1992, 1993 AND 1994

                                 (IN MILLIONS)

                                       ADDITIONS CHARGED TO:
                          BALANCE AT  ----------------------- RETIREMENTS  OTHER  BALANCE AT
                         BEGINNING OF CONTINUING DISCONTINUED  OR SALES   CHANGES   END OF
                            PERIOD    OPERATIONS  OPERATIONS      (1)       (2)     PERIOD
                         ------------ ---------- ------------ ----------- ------- ----------
1992:
 Buildings and
  improvements..........     $312        $ 48        $24         $ (48)     $ 0      $336
 Equipment..............      356          74         10           (20)       0       420
                             ----        ----        ---         -----      ---      ----
                             $668        $122        $34         $ (68)     $ 0      $756
                             ====        ====        ===         =====      ===      ====
1993:
 Buildings and
  improvements..........     $336        $ 49        $14         $ (66)     $(3)     $330
 Equipment..............      420          92         13           (29)      (4)      492
                             ----        ----        ---         -----      ---      ----
                             $756        $141        $27         $ (95)     $(7)     $822
                             ====        ====        ===         =====      ===      ====
1994:
 Buildings and
  improvements..........     $330        $ 48        $10         $(127)     $50      $311
 Equipment..............      492          95         14          (144)       4       461
                             ----        ----        ---         -----      ---      ----
                             $822        $143        $24         $(271)     $54      $772
                             ====        ====        ===         =====      ===      ====

- --------
(1) The retirement or sales column also includes the reclassification of property, plant and equipment accounts of facilities held for sale.

(2) Other changes reflect transfers upon construction completion, translation adjustments and in 1993, also include the property, plant and equipment accounts of the Company's United Kingdom nursing home subsidiary, which as a result of an initial public offering of common stock in April, 1993, are no longer consolidated with the Company's financial statements. 1994 also includes a write-down of the Corporate headquarters building.

              NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES
         SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                    YEARS ENDED MAY 31, 1992, 1993 AND 1994
                                 (IN MILLIONS)

                                         ADDITIONS CHARGED TO:
                                      ---------------------------
                          BALANCE AT                                            BALANCE AT
                         BEGINNING OF  CONTINUING   DISCONTINUED                  END OF
                            PERIOD    OPERATIONS(1) OPERATIONS(1) DEDUCTIONS(2)   PERIOD
                         ------------ ------------- ------------- ------------- ----------
Allowance for doubtful
 accounts
 1992...................     $153         $132           $88          $221         $152
 1993...................     $152         $122           $40          $199         $115
 1994...................     $115         $111           $35          $184          $77

- --------
(1) Before considering recoveries on doubtful accounts or notes previously written off.
(2) Accounts written off, net of beginning balances from purchased businesses.

                           BALANCE AT                                         BALANCE AT
                          BEGINNING OF  ADDITIONS (CHARGED TO                   END OF
                             PERIOD    DISCONTINUED OPERATIONS) DEDUCTIONS(1)   PERIOD
                          ------------ ------------------------ ------------- ----------
Reserve for discontinued
 operations
 1992...................       --                 $129               $16         $113
 1993...................      $113                $160              $172         $101
 1994...................      $101              $1,113              $749         $465

- --------
(1) Primarily cash disbursements and, in 1994, write-down of assets to net realizable value and reclassifications to other long-term liabilities.

              NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

                       SCHEDULE IX--SHORT-TERM BORROWINGS

                    YEARS ENDED MAY 31, 1992, 1993 AND 1994

                                 (IN MILLIONS)

                                               MAXIMUM     AVERAGE     WEIGHTED
                                    WEIGHTED   AMOUNT      AMOUNT       AVERAGE
                           BALANCE  AVERAGE  OUTSTANDING OUTSTANDING INTEREST RATE
 CATEGORY OF AGGREGATE    AT END OF INTEREST DURING THE  DURING THE   DURING THE
 SHORT-TERM BORROWINGS     PERIOD     RATE     PERIOD      PERIOD       PERIOD
 ---------------------    --------- -------- ----------- ----------- -------------
Amounts payable to banks
 for borrowings:
 1992...................    $148      4.7%      $233        $109         5.3%
 1993...................    $133      3.7%      $179        $119         4.0%
 1994...................    $ 66      4.2%      $132        $ 87         4.1%
Amounts payable to other
 financial institutions:
 1992...................    $ 20      4.1%       $34        $  7         4.2%
 1993...................    $ 30      3.1%       $54        $ 21         3.0%
 1994...................    $  1      3.1%       $25        $  4         3.1%

              NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

                     YEAR ENDED MAY 31, 1992, 1993 AND 1994

                                 (IN MILLIONS)

1992:
  Maintenance and repairs................................................. $ 39
  Depreciation............................................................ $122
  Advertising............................................................. $ 20
1993:
  Maintenance and repairs................................................. $ 45
  Depreciation............................................................ $142
  Taxes other than payroll and income taxes............................... $ 35
1994:
  Maintenance and repairs................................................. $ 46
  Depreciation............................................................ $143
  Taxes other than payroll and income taxes............................... $ 31

- --------
  Amortization of intangible assets for all years, taxes other than payroll and income taxes for 1992, advertising for 1993 and 1994, and royalties for all years are not presented because such amounts are less than one percent of operating revenues.