Form 10-Q
period 1994-08-31
NATIONAL MEDICAL ENTERPRISES INC /NV/
filed 1994-10-17
CIK 70318

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

             /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                AUGUST 31, 1994.

                                       OR

             / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM ........ TO .......... .

                          COMMISSION FILE NUMBER I-7293

- - -------------------------------------------------------------------------------
                        NATIONAL MEDICAL ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)
- - -------------------------------------------------------------------------------


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



                              ---------------------



     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:      YES  X     NO
                                            ---       ---

     AS OF SEPTEMBER 30, 1994 THERE WERE 166,324,747 SHARES OF $0.075 PAR VALUE COMMON STOCK OUTSTANDING.


- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

               NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

                                      INDEX

                         PART I.  FINANCIAL INFORMATION


                                                                      PAGE
                                                                    --------

Item 1.   Financial Statements:

            Condensed Consolidated Balance Sheets -
              August 31, 1994 and May 31, 1994 . . . . . . . . . .      2

            Condensed Consolidated Statements of Operations -
              Three Months Ended August 31, 1994 and 1993. . . . .      4

            Condensed Consolidated Statements of Cash Flows -
              Three Months Ended August 31, 1994 and 1993. . . . .      5

            Notes to Condensed Consolidated Financial Statements .      6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . .      9



                           PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .     13

Item 5.   Other Events . . . . . . . . . . . . . . . . . . . . . .     14

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .     15

          Signature. . . . . . . . . . . . . . . . . . . . . . . .     16

- - --------------------
Note: Items 2, 3, and 4 of Part II are omitted because they are not applicable.

               NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        AUGUST 31, 1994 AND MAY 31, 1994

                                                                      AUGUST 31,       MAY 31,
                                                                         1994           1994
                                                                      (UNAUDITED)
                                                                     -------------  ------------
                                                                            (IN THOUSANDS)
                         ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .     $   112,304    $   313,199
Short-term investments . . . . . . . . . . . . . . . . . . . . .          52,530         60,185
Accounts and notes receivable, less allowance for doubtful
 accounts ($67,247 at August 31 and $77,162 at May 31) . . . . .         372,844        384,919
Inventories of supplies, at cost . . . . . . . . . . . . . . . .          53,943         55,132
Deferred income taxes  . . . . . . . . . . . . . . . . . . . . .         329,000        371,683
Assets held for sale . . . . . . . . . . . . . . . . . . . . . .          79,841        203,847
Prepaid expenses and other current assets. . . . . . . . . . . .          54,103         54,759
                                                                     -----------    -----------
       Total current assets. . . . . . . . . . . . . . . . . . .       1,054,565      1,443,724
                                                                     -----------    -----------


Long-term receivables. . . . . . . . . . . . . . . . . . . . . .          72,148         73,280
Investments and other assets . . . . . . . . . . . . . . . . . .         303,450        308,718

Property, plant and equipment, at cost . . . . . . . . . . . . .       2,582,670      2,536,125
  Less accumulated depreciation and amortization . . . . . . . .         788,174        771,582
                                                                     -----------    -----------
       Net property, plant and equipment . . . . . . . . . . . .       1,794,496      1,764,543
                                                                     -----------    -----------

Intangible assets, at cost . . . . . . . . . . . . . . . . . . .         161,771        160,252
  Less accumulated amortization. . . . . . . . . . . . . . . . .          50,084         53,566
                                                                     -----------    -----------
       Net intangible assets . . . . . . . . . . . . . . . . . .         111,687        106,686
                                                                     -----------    -----------
                                                                     $ 3,336,346    $ 3,696,951
                                                                     -----------    -----------
                                                                     -----------    -----------

   See accompanying Notes to Condensed Consolidated Financial Statements and
        Management's Discussion and Analysis of Financial Condition and
                            Results of Operations.

               NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        AUGUST 31, 1994 AND MAY 31, 1994

                                                                      AUGUST 31,       MAY 31,
                                                                         1994           1994
                                                                      (UNAUDITED)
                                                                     -------------  ------------
                                                                            (IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term borrowings and notes. . . . . . . . . . . . . . . . .     $   110,588    $    66,444
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .         144,318        175,993
Employee compensation and benefits . . . . . . . . . . . . . . .          72,345         93,423
Reserves related to discontinued operations (Note 4) . . . . . .         101,595        465,161
Income taxes payable . . . . . . . . . . . . . . . . . . . . . .          23,882         58,126
Other current liabilities. . . . . . . . . . . . . . . . . . . .         230,081        236,384
Current portion of long-term debt  . . . . . . . . . . . . . . .         495,451        544,506
                                                                     -----------    -----------
       Total current liabilities . . . . . . . . . . . . . . . .       1,178,260      1,640,037
                                                                     -----------    -----------


Long-term debt, net of current portion . . . . . . . . . . . . .         243,856        223,097
Minority interests . . . . . . . . . . . . . . . . . . . . . . .          59,481         58,501
Other long-term liabilities. . . . . . . . . . . . . . . . . . .         340,585        330,367
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .         126,000        125,055


Stockholders' equity:
 Common stock, $0.075 par value; authorized 450,000,000
  shares; 185,587,666 shares issued at August 31, 1994 and
  at May 31, 1994. . . . . . . . . . . . . . . . . . . . . . . .          13,919         13,919
 Other stockholders' equity. . . . . . . . . . . . . . . . . . .       1,653,620      1,588,177
 Less treasury stock, at cost, 19,311,722 shares
  at August 31, 1994 and 19,507,161 shares at
  May 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . .        (279,375)      (282,202)
                                                                     -----------    -----------
       Total stockholders' equity. . . . . . . . . . . . . . . .       1,388,164      1,319,894
                                                                     -----------    -----------
                                                                     $ 3,336,346    $ 3,696,951
                                                                     -----------    -----------
                                                                     -----------    -----------

   See accompanying Notes to Condensed Consolidated Financial Statements and
        Management's Discussion and Analysis of Financial Condition and
                            Results of Operations.

               NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED AUGUST 31, 1994 AND 1993
                                   (UNAUDITED)

                                                                               1994              1993
                                                                           (DOLLARS IN THOUSANDS, EXCEPT
                                                                                 PER SHARE AMOUNTS)

Net operating revenues (Notes 1, 2, 4 and 5) . . . . . . . . . . . . .    $    662,835      $    771,554
                                                                          ------------      ------------

Operating and administrative expenses (Notes 3 and 7). . . . . . . . .         540,145           644,060
Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .          37,822            42,794
Interest, net of capitalized portion . . . . . . . . . . . . . . . . .          17,660            18,406
                                                                          ------------      ------------


 Total costs and expenses. . . . . . . . . . . . . . . . . . . . . . .         595,627           705,260
                                                                          ------------      ------------

Investment earnings. . . . . . . . . . . . . . . . . . . . . . . . . .           5,979             7,763
Equity in earnings of unconsolidated affiliates (Note 1) . . . . . . .           6,329             3,470
Minority interests in income of consolidated subsidiaries (Note 1) . .          (1,988)           (2,198)
Net gain (loss) on disposals of facilities and
 long-term investments . . . . . . . . . . . . . . . . . . . . . . . .          (2,500)           15,399
Gain on sale of subsidiary's common stock (Note 6) . . . . . . . . . .          32,000                --
                                                                          ------------      ------------

Income from continuing operations before income taxes and
 cumulative effect of a change in accounting . . . . . . . . . . . . .         107,028            90,728
Taxes on income  . . . . . . . . . . . . . . . . . . . . . . . . . . .         (43,000)          (38,000)
                                                                          ------------      ------------

Income from continuing operations before cumulative effect
 of a change in accounting . . . . . . . . . . . . . . . . . . . . . .          64,028            52,728

Discontinued operations, net of taxes (Note 4) . . . . . . . . . . . .              --          (153,629)
Cumulative effect of a change in accounting
 for income taxes (Note 8) . . . . . . . . . . . . . . . . . . . . . .              --            60,121
                                                                          ------------      ------------

 Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .    $     64,028      $    (40,780)
                                                                          ------------      ------------
                                                                          ------------      ------------

Earnings (loss) per share:
 Primary:
   Continuing operations . . . . . . . . . . . . . . . . . . . . . . .    $       0.38      $       0.32
   Discontinued operations . . . . . . . . . . . . . . . . . . . . . .              --             (0.93)
   Change in accounting. . . . . . . . . . . . . . . . . . . . . . . .              --              0.36
                                                                          ------------      ------------
     Net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       0.38      $      (0.25)
                                                                          ------------      ------------
                                                                          ------------      ------------

 Fully diluted:
   Continuing operations . . . . . . . . . . . . . . . . . . . . . . .    $       0.36      $       0.30
   Discontinued operations . . . . . . . . . . . . . . . . . . . . . .              --             (0.88)
   Change in accounting. . . . . . . . . . . . . . . . . . . . . . . .              --              0.33
                                                                          ------------      ------------
     Net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       0.36      $      (0.25)
                                                                          ------------      ------------
                                                                          ------------      ------------

Cash dividends per common share. . . . . . . . . . . . . . . . . . . .    $         --      $       0.12
Weighted average shares and share equivalents
 outstanding -- primary. . . . . . . . . . . . . . . . . . . . . . . .     168,460,943       166,108,461

   See accompanying Notes to Condensed Consolidated Financial Statements and
        Management's Discussion and Analysis of Financial Condition and
                            Results of Operations.

               NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED AUGUST 31, 1994 AND 1993
                                   (UNAUDITED)

                                                                              1994             1993
                                                                               (IN THOUSANDS)

Net cash provided by (used in) operating activities, including net
 expenditures for discontinued operations and restructuring charges. .      $(377,211)      $ 79,226
                                                                            ---------       --------

Cash flows from investing activities:
 Purchases of property, plant and equipment. . . . . . . . . . . . . .        (28,176)       (21,516)
 Purchases of new businesses, net of cash acquired . . . . . . . . . .         (9,020)            --
 Proceeds from sales of facilities and other assets. . . . . . . . . .        149,958         27,051
 Proceeds from sales of investments. . . . . . . . . . . . . . . . . .          7,656         25,006
 Collections on notes  . . . . . . . . . . . . . . . . . . . . . . . .          1,182          1,787
 Increase in intangible and other assets . . . . . . . . . . . . . . .        (10,741)        (5,463)
 Equity investments in partnerships. . . . . . . . . . . . . . . . . .           (945)        (2,808)
 Other items . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,103)           400
                                                                            ---------       --------
   Net cash provided by investing activities . . . . . . . . . . . . .        108,811         24,457
                                                                            ---------       --------

Cash flows from financing activities:
 Net proceeds from (payments of) unsecured lines of credit . . . . . .         43,333        (22,526)
 Proceeds from other borrowings  . . . . . . . . . . . . . . . . . . .         77,851         10,300
 Payments of other borrowings  . . . . . . . . . . . . . . . . . . . .        (57,095)       (36,612)
 Cash dividends paid to shareholders . . . . . . . . . . . . . . . . .             --        (19,767)
 Proceeds from stock options exercised . . . . . . . . . . . . . . . .          3,416              9
 Other items . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --           (347)
                                                                            ---------       --------
   Net cash provided by (used in) financing activities . . . . . . . .         67,505        (68,943)
                                                                            ---------       --------

   Net increase (decrease) in cash and cash equivalents. . . . . . . .       (200,895)        34,740
   Cash and cash equivalents at beginning of year. . . . . . . . . . .        313,199        140,919
                                                                            ---------       --------
   Cash and cash equivalents at end of period. . . . . . . . . . . . .      $ 112,304       $175,659
                                                                            ---------       --------
                                                                            ---------       --------

Supplemental disclosures:
 Interest paid, net of amounts capitalized . . . . . . . . . . . . . .      $  20,518       $ 13,852
 Income taxes paid, net of refunds received. . . . . . . . . . . . . .         34,180          8,220
 Notes received in connection with sales of facilities . . . . . . . .             --          2,000

 Major effects of consolidating new businesses:
  Assets acquired, primarily accounts receivable and property,
   plant and equipment . . . . . . . . . . . . . . . . . . . . . . . .      $  59,076             --
  Liabilities assumed, primarily long-term debt. . . . . . . . . . . .         34,852             --

 Major effects of excluding an unconsolidated affiliate from the consolidated financial statements (Note 6):
  Decrease in assets, primarily accounts receivable and
   property, plant and equipment . . . . . . . . . . . . . . . . . . .      $ (31,895)            --
  Decrease in liabilities, primarily long-term debt  . . . . . . . . .        (83,152)            --

   See accompanying Notes to Condensed Consolidated Financial Statements and
        Management's Discussion and Analysis of Financial Condition and
                            Results of Operations.

               NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited financial information furnished herein, in the opinion of management, reflects all determinable adjustments which are necessary to fairly state the Company's financial position, its cash flows and the results of its operations for the periods indicated. All the adjustments affecting income from continuing operations are of a normal recurring nature.

     The Company presumes that users of this interim financial information have read or have access to the Company's audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnotes and other disclosure which would substantially duplicate the disclosure contained in the Company's most recent annual report to security holders has been omitted. Income from continuing operations is not necessarily representative of continuing operations for a full year for various reasons, including levels of occupancy, interest rates, facility acquisitions, disposals of facilities and long-term assets, revenue allowance and discount fluctuations, the timing of price changes and fluctuations in quarterly tax rates. These same considerations apply to all year-to-year comparisons.

     The Condensed Consolidated Statement of Operations for the three months ended August 31, 1993 has been reclassified to show equity in earnings of unconsolidated affiliates and minority interests in income of consolidated subsidiaries as separate line items, to be comparable with the presentation for the current period. Previously, these items were included in net operating revenues and in operating and administrative expenses, respectively.

2. The Company's net operating revenues from continuing operations consist primarily of net patient service revenues, which are based on established billing rates less applicable allowances and discounts. These allowances and discounts, primarily for patients covered by Medicare, Medicaid and other contractual programs, amounted to $666,411,000 and $683,909,000 for the three-month periods ended August 31, 1994 and 1993.

3. The provision for doubtful accounts and notes receivable is included in operating and administrative expenses net of any recoveries of previously written-off accounts or notes. The net provisions related to continuing operations for the three-month periods ended August 31, 1994 and 1993 were $26,117,000 and $34,983,000, respectively.

4. At November 30, 1993, the Company decided to discontinue its psychiatric hospital business and adopted a plan to dispose of its psychiatric hospitals and substance abuse recovery facilities within one year. The Condensed Consolidated Statements of Operations reflect the operating results of the discontinued business separately from continuing operations. Accordingly, prior periods have been restated.

               NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

     Operating results for the discontinued business for the three months ended August 31, 1993 were:

                                                          (in thousands)

          Net operating revenues . . . . . . . . . . . . .  $   116,776
                                                            -----------
          Loss before income taxes . . . . . . . . . . . .     (264,629)
          Income tax benefit . . . . . . . . . . . . . . .      111,000
                                                            -----------

          Loss from operations . . . . . . . . . . . . . .  $  (153,629)
                                                            -----------
                                                            -----------

     Operating results and gains or losses on disposals of facilities for periods subsequent to November 30, 1993 have been charged to a provision for estimated losses during the phase-out period.

     As previously reported, the Company has been involved in significant legal proceedings and investigations of an unusual nature related principally to its psychiatric business and has settled the most significant of these matters. The reserves related to discontinued operations in the accompanying balance sheet include $75,103,000 for unusual litigation costs and legal fees relating to matters that have not been settled as of August 31, 1994 and represent management's estimate of the net costs of the ultimate disposition of these matters. However, there can be no assurance that the ultimate liability will not exceed such estimates.

     In June 1994, the Company sold 27 of 30 psychiatric hospitals pursuant to a March 1994 asset sale agreement with Charter Medical Corporation (Charter) for a sales price of approximately $129,000,000. The deadline for closing the sales of the remaining three hospitals is October 31,1994, unless the parties extend such deadline. In September 1994 amendments to another March 1994 agreement with Charter reduced the number of other psychiatric facilities to be sold from 17 to 11 and reduced the purchase price to approximately $31,000,000. The agreement also has been amended to extend the closing deadline to October 31, 1994, unless the parties extend such deadline. The Company has agreed with the Federal Trade Commission not to sell the other six hospitals to Charter. The Company believes these hospitals can be sold to other parties.

     In addition to the sales to Charter during the three months ended
     August 31, 1994, seven psychiatric hospitals and five outpatient centers were sold to various parties for an aggregate price of approximately $14,000,000. In September 1994, two additional psychiatric hospitals were sold for an aggregate price of approximately $8,000,000. The Company currently has reached an agreement to sell or is negotiating with various parties for the sale of its 14 remaining psychiatric hospitals, including the six facilities which cannot be sold to Charter.

5. In January 1994, the Company sold 28 inpatient rehabilitation hospitals and 45 related satellite outpatient clinics. The Company retained six rehabilitation hospitals on or near acute hospital campuses and in March 1994 sold its other remaining rehabilitation hospital. For the quarter ended August 31, 1993, net operating revenues of the sold facilities were $111,585,000 and pre-tax income, before general corporate overhead costs, was $10,500,000.

               NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

6. On August 11, 1994, the Company completed the sale of a controlling interest in Total Renal Care, Inc. (formerly Medical Ambulatory Care, Inc.), the operator of the Company's outpatient renal dialysis centers, to DLJ Merchant Banking Partners, L.P. and affiliated investment partnerships. As part of the transaction, the Company received a $75,500,000 cash distribution from Total Renal Care prior to the sale and retains an approximate 25% minority interest. The transaction resulted in a $32,000,000 gain to the Company in the quarter ended August 31, 1994.

7. During the 4th quarter of fiscal 1994, the Company initiated a plan to significantly decrease overhead costs through a reduction in corporate and division staffing levels and to review the resulting office space needs of all corporate operations. In July 1994, the Company announced that approximately 240 positions were being eliminated and other cost-saving efficiencies were implemented. The Company also decided to sell its corporate headquarters building and to lease substantially less office space in that building or at an alternative site. Costs associated with this plan were estimated to be approximately $77,000,000 and were expensed in the quarter ended May 31, 1994. Of the $77,000,000 reserve, $61,100,000 represented the write-down of the corporate headquarters building to net realizable value, based on independent appraisals; the estimated costs of employee severance packages was $10,000,000, based on actual agreements communicated to the employees involved; and $5,900,000 was for other expenses related to the overhead reduction plan, including consulting fees and employee outplacement costs. During the quarter ended August 31, 1994, actual costs incurred and charged against the reserve were approximately $2,970,000. The write-down of the corporate headquarters building has been recorded as a reduction in the carrying value of property, plant and equipment in the accompanying condensed consolidated balance sheet. The rest of the reserve is included in other current liabilities and other long-term liabilities.

8. Effective June 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company recognized $60,121,000 as income in the quarter ended August 31, 1993, for the cumulative effect on prior years of adopting this standard based on tax rates in effect at June 1, 1993.

     Management believes that the net deferred tax asset at August 31, 1994 will be realized from offsetting tax provisions against future income or through tax loss carrybacks.

9. On October 11, 1994, the Company announced the signing of a definitive merger agreement with American Medical Holdings, Inc. ("AMH"). Under the terms of the agreement, AMH shareholders will receive $19 in cash and 42/100 of a share of NME common stock for each share of AMH stock they own. The transaction has been valued at more than $3.3 billion, including the assumption of approximately $1.3 billion of AMH debt, and is expected to close in the first part of calendar year 1995. It is subject to customary regulatory approvals. NME plans to finance the transaction through a new credit facility and public issuance of debt securities. Upon completion of the acquisition, which will be accounted for as a purchase, the new company will have 84 acute care hospitals in 13 states and four foreign countries.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES


     The Company's cash and cash equivalents at August 31, 1994 were $112,304,000, a decrease of $200,895,000 from May 31, 1994. The decrease was primarily due to expenditures relating to the resolution of unusual legal proceedings and investigations associated with the discontinued psychiatric division. The ratio of total debt to equity was 0.61:1, compared with 0.63:1 at May 31, 1994. The working capital deficit at August 31, 1994 was $123,695,000 compared to a deficit of $196,313,000 at May 31, 1994. The principal reason for the deficits in working capital at August 31 and May 31, 1994 was the fiscal 1994 increase in current portion of long-term debt. At August 31, 1994 the current portion of long-term debt was $495,000,000 compared to $545,000,000 at May 31, 1994.

     The Company is having discussions with several banks regarding establishing a new $2 billion credit facility (discussed below), a portion of which will be utilized to repay the current portion of long-term debt, most of which matures in April 1995, and believes that, based on these discussions, the new credit facility will be available. The Company currently has no unused committed domestic credit facilities.

     Cash used in operating activities was $377,211,000 for the three months ended August 31, 1994 compared to $79,226,000 provided in the same period last year, including pre-tax expenditures of $405,383,000 and $18,441,000, respectively, related to the discontinued psychiatric hospital business and for restructuring charges. Of these pre-tax expenditures during the quarter ended August 31, 1994, $379,600,000 were related to the payments of settlements of investigations by federal and state government agencies.

     Proceeds from the sales of facilities, investments and other assets were $157,614,000 during the quarter ended August 31, 1994, compared with $52,057,000 in the year ago quarter. Sales during the quarter included two general hospitals, 34 psychiatric hospitals and five outpatient psychiatric centers. The Company expects to receive approximately $50,000,000 in its second quarter of fiscal 1995 related to additional sales of psychiatric hospitals.

     Cash payments for property and equipment were $28,176,000 for the three months ended August 31, 1994 and $21,516,000 for the same period last year. The estimated cost to complete major approved construction projects at wholly-owned subsidiaries is approximately $102,556,000, all of which is related to expansion, improvement and equipping of existing domestic hospital facilities, and the significant portion of which will be spent over the next three years. The Company expects to finance all such expenditures with either internally generated funds or borrowed funds. The Company intends to continue to invest domestically and internationally in existing and new facilities within its existing health care business.

     Management believes that patient volumes, cash flows and operating results at the Company's principal health care businesses have been adversely affected by the legal proceedings and investigations described in the annual report to shareholders for the fiscal year ended May 31, 1994. The most significant of these legal proceedings and investigations have now been resolved. The Company has recorded reserves for the remaining legal proceedings not yet settled as of August 31, 1994, and an estimate of the legal fees related to these matters to be incurred subsequently, totaling approximately $75,103,000, of which $63,062,000 is expected to be paid within one year. These reserves represent management's estimate of the net costs of the ultimate disposition of these matters. However, there can be no assurance that the ultimate liability will not exceed such estimates.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     As of May 31, 1994 the Company recorded a $77,000,000 restructuring charge and reserve in connection with an announced plan to reduce corporate and division overhead costs (See Note 7). During the quarter ended August 31, 1994, actual costs incurred and charged against the reserve were $2,970,000, consisting principally of severance payments to terminated employees. The Company expects to incur approximately $14,300,000 in additional payments (principally severance) before May 31, 1995, all of which were included in the May 1994 reserve. The Company expects its annual overhead savings from implementation of this plan to approximate $32,000,000 and that the sale of its corporate headquarters building, which may take at least two years to consummate, should generate after-tax proceeds in excess of $40,000,000.

     On October 11, 1994, the Company and American Medical Holdings, Inc. ("AMH") jointly announced the signing of a definitive merger agreement which is expected to close in the first part of calendar year 1995. Under the terms of the agreement, AMH shareholders will receive $19 in cash and 42/100 of a share of NME common stock for each AMH share they own. The transaction is valued at more than $3.3 billion, including the assumption of approximately $1.3 billion of AMH debt. Based on AMH's current common stock outstanding, NME would pay approximately $1.5 billion in cash. The Company plans to finance the transaction through a new $2 billion bank credit facility and the issuance of approximately $900 million in debt securities. The new credit facility also will be available to repay the current portion of long-term debt maturing in April 1995 and refinance certain other long-term debt, as well as for working capital. Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), the Company's financial advisor in connection with the transaction, has delivered a fairness opinion to the Company's board of directors and a letter stating it is highly confident that DLJ can complete the sale of the debt securities.

     The consolidation of the two companies is expected to result in approximately $60 million in cost savings in the first full fiscal year of operation. Management believes that the transaction will strengthen the Company in its existing markets and enhance the Company's ability to deliver quality, cost-effective health care. Upon completion of the acquisition , the new company will have 84 acute care hospitals in 13 states and four foreign countries.

     The Company's liquidity, including cash proceeds from operating activities, anticipated disposal of assets, the realization of tax benefits associated with the expenditures and losses on sales of facilities related to the discontinued psychiatric hospital business, the anticipated establishment of the new bank credit facility and the sale of debt securities is believed to be adequate to finance planned capital expenditures, known operating needs, including the settlements of unusual legal proceedings referred to herein, and the AMH merger.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

     Income from continuing operations before income taxes was $107,028,000 for the quarter ended August 31, 1994, compared with $90,728,000 for the prior year quarter. These results include pre-tax net gains on disposals of facilities and long-term investments of $29,500,000 (approximately $.09 per share after taxes, fully diluted) and $15,399,000 (approximately $0.05 per share after taxes, fully diluted), respectively.

     Net operating revenues from continuing operations for the quarter were $662,835,000, compared with $771,554,000 in the prior year quarter. The principal reason for the 14% decline in revenues is the sale of 28 physical rehabilitation hospitals and 45 related outpatient clinics. The revenues and expenses of these facilities are included in the Company's results of operations through December 31, 1993. Operating profits from continuing operations before interest for the quarter were $84,868,000, compared with $84,700,000 for the prior year quarter. The operating profit margin increased for the current quarter from 11.0% to 12.8%. The increase in the operating margin is primarily due to effective cost control programs in the hospitals, initial benefits of the overhead reductions implemented during the quarter and the sale of the rehabilitation hospitals, which as a whole, had lower margins than the general hospitals.

Selected statistics for the Company's domestic general hospital operations are shown below:

                                                             Three Months Ended
                                                                 August 31,
                                                  -----------------------------------------
                                                                                  Increase
                                                     1994           1993         (Decrease)
                                                  ----------     ----------      ----------

 Facilities owned or operated. . . . . . . . . .         33             34           (1)
 Quarter-end licensed beds . . . . . . . . . . .      6,622          6,691         (1.0)%
 Average licensed beds in period . . . . . . . .      6,764          6,731          0.5%
 Average occupancy . . . . . . . . . . . . . . .       43.2%          44.7%        (1.5)%*
 Patient days. . . . . . . . . . . . . . . . . .    268,939        276,876         (2.9)%
 Net inpatient revenue per patient day . . . . .  $   1,388      $   1,352          2.7%
 Admissions. . . . . . . . . . . . . . . . . . .     49,078         50,605         (3.0)%
 Average length of stay (days) . . . . . . . . .        5.5            5.5             --
 Net inpatient revenues (in thousands) . . . . .  $ 373,378      $ 374,210         (0.2)%
 Net outpatient revenues (in thousands). . . . .  $ 144,144      $ 137,085          5.1%
 Outpatient visits . . . . . . . . . . . . . . .    377,539        365,731          3.2%
 % of net patient revenues from
  Medicare and Medicaid. . . . . . . . . . . . .       42.4%          40.6%         1.8%*

* These percentage changes are the differences between the 1994 and 1993 percentages (%'s) shown.

     Domestic hospital inpatient admissions decreased by 3.0% over the prior year quarter and net inpatient revenues decreased by 0.2% over the prior year quarter. Outpatient visits and outpatient revenues increased by 3.2% and 5.1%, respectively, over the prior year quarter. There continue to be increases in inpatient acuity and intensity of services as less intensive services shift from an inpatient to an outpatient basis or to alternative health care delivery services because of technology improvements and as cost controls by payors become greater. Allowances and discounts are expected to continue to rise because of increasing cost controls by government and group health payors and because the percentage of business from managed care programs (and related discounts) continues to grow.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     In August 1994, the Company sold two general hospitals (202 beds). Patient days and admissions decreased by 2.8% and 2.3%, respectively, at the same 32 facilities owned during both the current quarter and the prior year quarter. Outpatient visits at the same 32 facilities increased by 4% over the prior year quarter.

     The general hospital industry in the United States and the Company's general hospitals continue to have significant unused capacity, and thus there is substantial competition for patients. Inpatient utilization continues to be negatively affected by payor-required pre-admission authorization and by payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. The Company offers discounts to private payor groups, enters into capitation contracts in some service areas, upgrades facilities and equipment and offers new programs and services. The Company has been implementing various cost-control programs focused on reducing operating costs. The Company's general hospitals have been successful in increasing operating profits in a very competitive environment, due in large part to enhanced cost controls and efficiencies being achieved throughout the Company.

     In September 1993 the Company and Hillhaven substantially completed a series of transactions that resulted in: 1) the Company selling to Hillhaven all remaining leased long-term-care nursing facilities, and no longer being a lessor to Hillhaven, but remaining a significant holder of Hillhaven common and preferred stock; 2) all indebtedness owed to the Company from Hillhaven being paid in full; and 3) reducing Hillhaven obligations guaranteed by the Company. After reflecting these transactions, including the sale of long-term-care facilities to Hillhaven, the Company's equity in Hillhaven's net income was $3,237,000 for the three months ended August 31, 1994, compared with $1,280,000 for the three months ended August 31, 1993. The significant increase in equity earnings is due to Hillhaven's improved overall earnings and the Company's increasing its investment in Hillhaven in fiscal year 1994, from approximately 14% to approximately 33%.

     In addition to the specific items mentioned above that continue to have an impact on the Company's results of operations, there are a number of other factors affecting our domestic business. Because of intense national, state and private industry efforts to reform the health care delivery and payment systems in this country, the health care industry as a whole faces increased uncertainty. The Company is continuing to monitor these reform efforts and analyze their potential impacts in order to formulate its business strategies for the future.

                           PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

        Material Developments in Previously Reported Legal Proceedings:

        NITA P. HECKENDORN VS. NATIONAL MEDICAL ENTERPRISES, INC., JEFFREY C. BARBAKOW, RAYMOND A. HAY, MAURICE J. DEWALD AND PETER DE WETTER

        Plaintiff's motion for summary judgment seeking judgment on her claim for retaliatory discharge and defendant's cross-motion for summary judgment on plaintiff's claims were heard on September 19, 1994. Plaintiff's motion was denied and defendants' motions were granted in part and denied in part. The trial of plaintiff's remaining claims is set for mid-December, 1994. The Company believes that Ms. Heckendorn's claims are without merit, but has agreed to engage in mediation.

        JOHN C. BEDROSIAN VS. NATIONAL MEDICAL ENTERPRISES, INC., JEFFREY C. BARBAKOW, MICHAEL H. FOCHT, SR., BERNICE B. BRATTER, MAURICE J. DEWALD, PETER DE WETTER AND LESTER B. KORN

        The Company is awaiting the referee's decision following the trial's conclusion on July 29, 1994.


        PSYCHIATRIC MALPRACTICE CASES

        The Company has continued to resolve the lawsuits to which the Company and its officers and directors are subject alleging the existence of a corporate-wide conspiracy to commit wrongful acts, which lawsuits are discussed in the Company's Form 10-K for the fiscal year ended
        May 31, 1994. More of such lawsuits were filed during the quarter ended August 31, 1994, and the Company expects that additional similar lawsuits will be filed from time to time.

Items 2., 3. and 4. are not applicable.

Item 5. Other Events

        The Company, AMH, and AMH Acquisition Co. ("NME Subsidiary"), a wholly-owned subsidiary of the Company, have entered into an Agreement and Plan of Merger, dated as of October 10, 1994 (the "Merger Agreement"). Pursuant to the Merger Agreement, (i) NME Subsidiary will be merged into AMH (the "Merger") and (ii) stockholders of AMH will receive for each share of common stock of AMH ("AMH Common Stock") issued and outstanding and held by them immediately prior to the merger
        (A) 0.42 of a share of common stock of the Company, par value $0.075 per share ("NME Common Stock") (subject to appropriate adjustment in the event of certain dividends, stock splits and similar events), and (B) $19.00 in cash, or if the Merger shall not have been consummated prior to March 31, 1995, $19.25 in cash. The transactions contemplated by the Merger Agreement are subject to review under the Hart-Scott Rodino Antitrust Improvements Act and other customary conditions to closing.

        In order to facilitate the Merger, stockholders of AMH owning a majority of the shares of AMH capital stock have agreed to vote all of such shares beneficially owned by them in favor of certain matters, including, without limitation, the approval and adoption of the Merger, as set forth in (i) the Stockholder Voting and Profit Sharing Agreement, dated as of October 10, 1994, by and among the Company and GKH Investments, L.P. and GKH Private Limited (the "GKH Stockholder Agreement"), (ii) the Stockholder Voting and Profit Sharing Agreement, dated as of October 10, 1994, by and among the Company and MB L.P. I, 1987 Merchant Banking Investment Partnership and CS First Boston (the "MB Stockholder Agreement") and (iii) the Stockholder Voting and Profit Sharing Agreement, dated as of October 10, 1994, by and among the Company and First Plaza Group Trust (the "First Plaza Stockholder Agreement" and, together with the GKH Stockholder Agreement and the MB Stockholder Agreement, the "Stockholder Agreements"). In connection therewith, the Stockholder Agreements grant to the Company an irrevocable proxy to vote all shares covered thereby in the Company's absolute, sole and binding discretion in the manner provided in the voting agreement provisions thereof. In addition, if certain transactions other than the Merger are consummated or agreed to by AMH, pursuant to the Stockholder Agreements the Company is entitled to receive a cash payment equal to the product of (a) the excess of the highest price per share paid in any such transaction over $25.88, or if an alternate transaction is consummated after March 31, 1995, $26.13, times (y) the number of covered shares sold to the third party engaging in such transaction (an "Alternate Transaction Payment"). The Stockholder Agreements terminate upon the earlier to occur of (i)
        June 30, 1995; (ii) the effective time of the Merger; or (iii) immediately following the making of an Alternate Transaction Payment for all of the shares covered thereby for the consideration set forth therein.

        The discussion of the Merger Agreement and the Stockholder Agreements is qualified in its entirety by reference to the provisions thereof, copies of which are attached hereto as Exhibits 2(A) and 2(B), respectively, and are incorporated herein by this reference.

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits.

               (2) Plan of Acquisition, Reorganization, Agreement, Liquidation or Succession.

                    (A) Agreement and Plan of Merger, dated as of October 10, 1994, among the Company, AMH Acquisition Co. and American Medical Holdings, Inc.

                    (B) Form of Stockholder Voting and Profit Sharing Agreements, dated as of October 10, 1994, between the Company and each of: (1) GKH Investments, L.P., (2) GKH Private Limited, (3) MB L.P.I., (4) 1987 Merchant Investment Partnership, (5) C.S. First Boston Corporation and (6) First Plaza Group Trust.

               (10) Material Contracts.

                    (A) Amendment No. 1 to Asset Sale Agreement (First Facilities), dated as of September 12, 1994, between the Company and Charter Medical Corporation.

                    (B) Amendment No. 1 to Asset Sale Agreement (Subsequent Facilities), dated as of September 12, 1994, between the Company and Charter Medical Corporation.

               (11) (Page 17) Statement Re: Computation of Per Share Earnings
                    for the three months ended August 31, 1994 and 1993.

               (27) Financial Data Schedule (included only in the EDGAR filing)

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




                                        NATIONAL MEDICAL ENTERPRISES, INC.
                                                    (Registrant)



Date:   October 14, 1994                      /s/ RAYMOND L. MATHIASEN
                                        --------------------------------------
                                                  Raymond L. Mathiasen
                                                  Senior Vice President,
                                                  Chief Financial Officer