Form 10-Q
period 1994-11-30
NATIONAL MEDICAL ENTERPRISES INC /NV/
filed 1995-01-17
CIK 70318

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

    /X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                               NOVEMBER 30, 1994.

                                       OR

    / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM          TO          .

                         COMMISSION FILE NUMBER I-7293

                            ------------------------

                       NATIONAL MEDICAL ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

                            ------------------------

           NEVADA                   95-2557091
(State or other jurisdiction     (I.R.S. Employer
             of                Identification No.)
      incorporation or
       organization)

                              2700 COLORADO AVENUE
                             SANTA MONICA, CA 90404
                    (Address of principal executive offices)
                                 (310) 998-8000
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes _X_ No ____

    As of December 30, 1994 there were 166,379,049 shares of $0.075 par value common stock outstanding.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

              NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES
                                     INDEX

                                                                                                               PAGE
                                                                                                             ---------
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets -- November 30, 1994 and May 31, 1994.....................          2

           Condensed Consolidated Statements of Operations -- Three Months and Six Months Ended November
            30, 1994 and 1993..............................................................................          3

           Condensed Consolidated Statements of Cash Flows -- Six Months Ended November 30, 1994 and
            1993...........................................................................................          5

           Notes to Condensed Consolidated Financial Statements............................................          6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........         10

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings...............................................................................         16

Item 4.    Submission of Matters to a Vote of Security Holders.............................................         18

Item 5.    Other Events....................................................................................         18

Item 6.    Exhibits and Reports on Form 8-K................................................................         18

           Signature.......................................................................................         19

  Note: Items 2 and 3 of Part II are omitted because they are not applicable.

              NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                         NOVEMBER 30,
                                                                                             1994       MAY 31,
                                                                                         (UNAUDITED)      1994
                                                                                         ------------  ----------
                                                                                              (IN MILLIONS)
Current Assets:
  Cash and cash equivalents............................................................   $    131.8   $    313.2
  Short-term investments at cost, which approximates market............................         51.4         60.2
  Accounts and notes receivable, less allowance for doubtful accounts ($67.2 at
   November 30 and $77.2 at May 31)....................................................        411.4        384.9
  Inventories of supplies, at cost.....................................................         54.8         55.1
  Deferred income taxes................................................................        304.0        371.7
  Assets held for sale.................................................................         26.5        203.8
  Prepaid expenses and other current assets............................................         56.5         54.8
                                                                                         ------------  ----------
      Total current assets.............................................................      1,036.4      1,443.7
                                                                                         ------------  ----------
Long-term receivables..................................................................         67.7         73.3
Investments and other assets...........................................................        306.2        308.8
Property, plant and equipment, at cost.................................................      2,622.5      2,536.1
  Less accumulated depreciation and amortization.......................................        841.6        771.6
  Net property, plant and equipment....................................................      1,780.9      1,764.5
                                                                                         ------------  ----------
Intangible assets, at cost less accumulated amortization ($46.9 at November 30 and
 $53.6 at May 31)......................................................................        112.2        106.7
                                                                                         ------------  ----------
                                                                                          $  3,303.4   $  3,697.0
                                                                                         ------------  ----------
                                                                                         ------------  ----------
                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and notes......................................................   $    112.9   $     66.4
  Accounts payable.....................................................................        139.0        176.0
  Employee compensation and benefits...................................................         82.5         93.4
  Reserves related to discontinued operations (Note 3).................................         76.5        465.2
  Income taxes payable.................................................................         22.5         58.1
  Other current liabilities............................................................        203.9        236.4
  Current portion of long-term debt....................................................        495.1        544.5
                                                                                         ------------  ----------
      Total current liabilities........................................................      1,132.4      1,640.0
                                                                                         ------------  ----------
Long-term debt, net of current portion.................................................        236.3        223.1
Other long-term liabilities and minority interests.....................................        374.1        388.9
Deferred income taxes..................................................................        126.0        125.1
Shareholders' equity:
  Common stock, $0.075 par value; authorized 450,000,000 shares; 185,587,666 shares
   issued at November 30, 1994 and at May 31, 1994.....................................         13.9         13.9
  Other shareholders equity............................................................      1,698.8      1,588.2
  Less common stock in treasury, at cost, 19,226,212 shares at November 30, 1994 and
   19,507,161 at May 31, 1994..........................................................       (278.1)      (282.2)
                                                                                         ------------  ----------
      Total shareholders' equity.......................................................      1,434.6      1,319.9
                                                                                         ------------  ----------
                                                                                          $  3,303.4   $  3,697.0
                                                                                         ------------  ----------
                                                                                         ------------  ----------

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

              NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 1994 AND 1993
                                  (UNAUDITED)

                                                                         THREE MONTHS            SIX MONTHS
                                                                     --------------------  ----------------------
                                                                       1994       1993        1994        1993
                                                                     ---------  ---------  ----------  ----------
                                                                       (IN MILLIONS, EXCEPT PER SHARE AND SHARE
                                                                                       AMOUNTS)
Net operating revenues (Notes 1, 2, 4 and 5).......................  $   638.8  $   758.7  $  1,301.6  $  1,530.3
                                                                     ---------  ---------  ----------  ----------
Operating expenses:
  Salaries and benefits............................................      273.0      346.2       556.2       698.1
  Supplies.........................................................       78.5       83.4       159.1       167.9
  Provision for doubtful accounts..................................       20.7       23.5        46.8        58.5
  Other operating expenses.........................................      144.6      169.7       294.7       342.5
  Depreciation.....................................................       33.1       36.9        67.4        75.0
  Amortization.....................................................        4.1        4.8         7.7         9.5
                                                                     ---------  ---------  ----------  ----------
Operating income...................................................       84.8       94.2       169.7       178.8
                                                                     ---------  ---------  ----------  ----------
Interest expense, net of capitalized portion.......................      (17.3)     (19.3)      (35.0)      (37.7)
Investment earnings................................................        4.4        6.3        10.4        14.1
Equity in earnings of unconsolidated affiliates....................        6.1       11.2        12.4        14.7
Minority interests in income of consolidated subsidiaries..........       (1.8)      (2.8)       (3.8)       (5.0)
Net gain (loss) on disposals of facilities and long-term
 investments.......................................................     --           13.6        (2.5)       29.0
Gain on sale of subsidiary's common stock (Note 5).................     --         --            32.0      --
                                                                     ---------  ---------  ----------  ----------
Income from continuing operations before income taxes and
 cumulative effect of a change in accounting.......................       76.2      103.2       183.2       193.9
Taxes on income....................................................      (30.0)     (42.0)      (73.0)      (80.0)
                                                                     ---------  ---------  ----------  ----------
Income from continuing operations before cumulative effect of a
 change in accounting..............................................       46.2       61.2       110.2       113.9
Discontinued operations, net of taxes (Note 3).....................     --         (287.4)     --          (441.0)
Cumulative effect of a change in accounting for income taxes (Note
 7)................................................................     --         --          --            60.1
                                                                     ---------  ---------  ----------  ----------
Net income (loss)..................................................  $    46.2  $  (226.2) $    110.2  $   (267.0)
                                                                     ---------  ---------  ----------  ----------
                                                                     ---------  ---------  ----------  ----------

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

              NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED) THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 1994 AND 1993
                                  (UNAUDITED)

                                                           THREE MONTHS                     SIX MONTHS
                                                  ------------------------------  ------------------------------
                                                       1994            1993            1994            1993
                                                  --------------  --------------  --------------  --------------
Earnings (loss) per share:
  Primary:
    Continuing operations.......................           $0.27          $ 0.37           $0.65          $ 0.69
    Discontinued operations.....................              --           (1.73)             --           (2.66)
    Change in accounting........................              --              --              --            0.36
                                                  --------------  --------------  --------------  --------------
      Net.......................................           $0.27          $(1.36)          $0.65          $(1.61)
                                                  --------------  --------------  --------------  --------------
                                                  --------------  --------------  --------------  --------------
  Fully diluted:
    Continuing operations.......................           $0.27          $ 0.35           $0.63          $ 0.65
    Discontinued operations.....................              --           (1.71)             --           (2.59)
    Change in accounting........................              --              --              --            0.33
                                                  --------------  --------------  --------------  --------------
      Net.......................................           $0.27          $(1.36)          $0.63          $(1.61)
                                                  --------------  --------------  --------------  --------------
                                                  --------------  --------------  --------------  --------------
Cash dividends per common share.................            $ --           $  --            $ --          $ 0.12
Weighted average shares and share equivalents
 outstanding -- primary.........................     168,319,000     166,077,000     168,390,000     166,093,000
Weighted average shares, share equivalents and
 other dilutive securities outstanding -- fully
 diluted........................................     182,169,000     180,143,000     181,467,000     180,115,000

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

              NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED NOVEMBER 30, 1994 AND 1993
                                  (UNAUDITED)

                                                                                               1994     1993
                                                                                              -------  -------
                                                                                               (IN MILLIONS)
Net cash provided by (used in) operating activities, including net expenditures for discontinued operations and restructuring charges..........................................  $(320.5) $ 109.6
                                                                                              -------  -------
Cash flows from investing activities:
  Purchases of property, plant and equipment................................................    (59.6)   (58.9)
  Purchases of new businesses, net of cash acquired.........................................     (9.0)   --
  Proceeds from sales of facilities and other assets........................................    154.4    127.6
  Proceeds from sales of investments........................................................      8.8     46.2
  Collections on notes......................................................................      1.9     96.2
  Purchase of Hillhaven preferred stock.....................................................    --       (63.4)
  Increase in intangible and other assets...................................................    (16.0)   (15.6)
  Equity investments in partnerships........................................................     (2.0)    (3.0)
  Other items...............................................................................     (0.8)     2.8
                                                                                              -------  -------
    Net cash provided by investing activities...............................................     77.7    131.9
                                                                                              -------  -------
Cash flows from financing activities:
  Net proceeds from (payments of) unsecured lines of credit.................................     43.3   (149.2)
  Proceeds from other borrowings............................................................     86.0     14.4
  Payments of other borrowings..............................................................    (72.4)   (43.0)
  Cash dividends paid to shareholders.......................................................    --       (39.6)
  Proceeds from stock options exercised.....................................................      3.9    --
  Other items...............................................................................      0.6      0.2
                                                                                              -------  -------
    Net cash provided by (used in) financing activities.....................................     61.4   (217.2)
                                                                                              -------  -------
    Net increase (decrease) in cash and cash equivalents....................................   (181.4)    24.3
    Cash and cash equivalents at beginning of year..........................................    313.2    140.9
                                                                                              -------  -------
    Cash and cash equivalents at end of period..............................................  $ 131.8  $ 165.2
                                                                                              -------  -------
                                                                                              -------  -------
Supplemental disclosures:
  Interest paid, net of amounts capitalized.................................................  $  45.9  $  39.4
  Income taxes paid, net of refunds received................................................     38.9     18.4
Major effects of consolidating new businesses:
  Assets acquired, primarily accounts receivable and property, plant and equipment..........  $  59.1    --
  Liabilities assumed, primarily long-term debt.............................................     34.9    --
Major effects of excluding an unconsolidated affiliate from the consolidated financial statements:
  Decrease in assets, primarily accounts receivable and property, plant and equipment.......  $ (31.9)   --
  Decrease in liabilities, primarily long-term debt.........................................    (83.2)   --

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations.

              NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to fairly state the Company's financial position, its cash flows and the results of its operations for the periods indicated. All the adjustments affecting income from continuing operations are of a normal recurring nature.

    The Company presumes that users of this interim financial information have read or have access to the Company's audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnotes and other disclosure which would substantially duplicate the disclosure contained in the Company's most recent annual report to security holders have been omitted. Income from continuing operations is not necessarily representative of continuing operations for a full year for various reasons, including levels of occupancy, interest rates, acquisitions and disposals of facilities and long-term assets, revenue allowance and discount fluctuations, the timing of price changes and fluctuations in quarterly tax rates. These same considerations apply to all year-to-year comparisons.

    The Condensed Consolidated Statements of Operations for the three months and six months ended November 30, 1993 have been reclassified to show equity in earnings of unconsolidated affiliates and minority interests in income of consolidated subsidiaries as separate line items, to be comparable with the presentation for the current period. Previously, these items were included in net operating revenues and in operating and administrative expenses, respectively.

2. The Company's net operating revenues from continuing operations consist primarily of net patient service revenues, which are based on established billing rates less applicable allowances and discounts. These allowances and discounts, primarily for patients covered by Medicare, Medicaid and other contractual programs, amounted to $661.5 million and $661.6 million for the three-month periods ended November 30, 1994 and 1993, and $1,327.9 million and $1,345.6 million for the six-month periods, respectively.

3. At November 30, 1993, the Company decided to discontinue its psychiatric hospital business and adopted a plan to dispose of its psychiatric hospitals and substance abuse recovery facilities. The Condensed Consolidated Statements of Operations reflect the operating results of the discontinued business separately from continuing operations. Operating results and gains or losses on disposals of facilities for the discontinued business for periods subsequent to November 30, 1993 have been charged to a provision for estimated losses during the phase-out period.

    Assets and liabilities of the discontinued business at November 30, 1994 and at May 31, 1994 consisted of the following (in millions):

                                          NOVEMBER 30,       MAY 31,
                                              1994            1994
                                          -------------   -------------
          Accounts and notes
           receivable...................      $10.7          $     90.9
          Inventories of supplies.......       0.4                  2.8
          Property, plant and
           equipment....................      23.5                104.9
          Prepaid expenses and other
           current assets...............       0.5                  3.7
          Investments and other
           non-current assets...........     --                    20.1
                                             -----        -------------
            Total assets................      35.1                222.4
          Accounts payable..............       0.6                 10.6
          Other accrued liabilities.....       2.6                 10.7
          Capital lease obligation......       5.4                  6.3
                                             -----        -------------
          Net assets to be disposed
           of...........................      $26.5          $    194.8
                                             -----        -------------
                                             -----        -------------

              NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Assets are shown at their expected net realizable values and the liabilities are shown at their face amounts.

    As previously reported, the Company has been involved in significant legal proceedings and investigations of an unusual nature related principally to its psychiatric business and has settled the most significant of these matters. The reserves related to discontinued operations in the accompanying balance sheet include $70.8 million for unusual litigation costs and legal fees relating to matters that have not been resolved as of November 30, 1994 and represent management's estimate of the net costs of the ultimate disposition of these matters. However, there can be no assurance that the ultimate liability will not exceed such estimates.

    During the six months ended November 30, 1994, the Company sold 49 psychiatric facilities and five outpatient centers for an aggregate sales price, excluding working capital, of approximately $145.6 million. The Company continues to operate the 14 remaining psychiatric facilities as a discontinued operation pending their planned closure, sale or conversion to another use.

4. In January 1994, the Company sold 28 inpatient rehabilitation hospitals and 45 related satellite outpatient clinics. The Company retained six rehabilitation hospitals on or near acute hospital campuses and in March 1994 sold its other remaining rehabilitation hospital. For the quarter and six-month period ended November 30, 1993, net operating revenues of the sold facilities were approximately $110.3 million and $221.8 million, respectively, and pre-tax income, before general corporate overhead was approximately $10.7 million and $21.2 million, respectively.

5. In August 1994, the Company completed the sale of a controlling interest in Total Renal Care, Inc. (formerly Medical Ambulatory Care, Inc., the operator of the Company's outpatient renal dialysis centers), to DLJ Merchant Banking Partners, L.P. and affiliated investment partnerships. As part of the transaction, the Company received a $75.5 million cash distribution from Total Renal Care prior to the sale and retained an approximate 25% minority interest, which since has been reduced to approximately 23% due to the issuance of additional shares by Total Renal Care in connection with acquisitions. The transaction resulted in a $32.0 million gain. For the quarter and six-month period ended November 30, 1993, net operating revenues of the predecessor of Total Renal Care were $19.7 million and $39.3 million, respectively, and operating profits, before interest and taxes on income were approximately $2.9 million and $5.2 million, respectively. Revenues and operating profits before interest and taxes on income included in the current year's statement of operations, for the period from June 1, 1994 through August 11, 1994 were $16.6 million and $2.7 million, respectively.

6. During the fourth quarter of fiscal 1994, the Company initiated a plan to significantly decrease overhead costs through a reduction in corporate and division staffing levels and to review the resulting office space needs of all corporate operations. In July 1994, the Company announced that approximately 240 positions were being eliminated and other cost-saving efficiencies were implemented. The Company also decided to sell its corporate headquarters building and to lease substantially less office space in that building or at an alternative site. Costs associated with this plan were estimated to be approximately $77.0 million and were expensed in the quarter ended May 31, 1994. Of the $77.0 million reserve, $61.1 million represented the write-down of the corporate headquarters building to net realizable value, based on independent appraisals; the estimated costs of employee severance packages was $10.0 million, based on actual agreements communicated to the employees involved; and $5.9 million was for other expenses related to the overhead reduction plan, including consulting fees and employee outplacement costs. During the six-month period ended November 30, 1994, actual costs incurred and charged against the reserve were approximately $6.9 million. The write-down of the corporate headquarters building has

              NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) been recorded as a reduction in the carrying value of property, plant and equipment in the accompanying condensed consolidated balance sheet. The rest of the reserve is included in other current liabilities or other long-term liabilities.

7. Effective June 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company recognized $60.1 million as income in fiscal 1994, for the cumulative effect on prior years of adopting this standard based on tax rates in effect at June 1, 1993.

    Management believes that the net deferred tax asset at November 30, 1994 will be realized from offsetting tax provisions against future income or through tax loss carrybacks.

8. On October 11, 1994, the Company announced the signing of a definitive merger agreement with American Medical Holdings, Inc. ("AMH"). Under the terms of the agreement, AMH shareholders will receive $19 in cash and 42/100 of a share of NME common stock for each share of AMH stock they own. The transaction has been valued at approximately $3.3 billion, including the assumption of approximately $1.3 billion of AMH debt, and is expected to close in March 1995. NME plans to finance the transaction through a new credit facility and public issuance of debt securities. Upon completion of the acquisition, which will be accounted for as a purchase, the new company will have 83 general hospitals in 13 states and four foreign countries.

9. The Company has entered into currency swap agreements and forward exchange contracts to hedge its net investments in foreign subsidiaries or unconsolidated foreign affiliates. The Company's exposures primarily relate to assets and liabilities denominated in foreign currency in Australia, Great Britain, Malaysia, Singapore, Spain and Thailand. To the extent that a foreign currency appreciates or depreciates against the U.S. dollar, and the Company's investment denominated in that foreign currency is not hedged by a currency swap agreement, forward exchange or other contract, the value of the Company's investment in that country would increase or decline by the amount of the appreciation or depreciation times the Company's net assets denominated in that currency (the translation gain or loss). The translation gains or losses are recorded as part of the cumulative translation adjustment until such time as the Company disposes of some or all of the foreign currency denominated net assets, when any translation gain or loss would be realized and credited or charged to earnings.

    Gains and losses on swap agreements and forward exchange contracts are included as part of the Company's cumulative translation adjustment. The Company's foreign currency positions, by currency, as of May 31, 1994 and November 30, 1994 are presented in the following table, expressed in millions of U.S. dollars:

                                        NOVEMBER 30, 1994                        MAY 31, 1994
                              -------------------------------------  -------------------------------------
                               CARRYING     EXTENT OF    UNHEDGED     CARRYING     EXTENT OF    UNHEDGED
CURRENCY                         VALUE        HEDGE      EXPOSURE       VALUE        HEDGE      EXPOSURE
- ----------------------------  -----------  -----------  -----------  -----------  -----------  -----------
Singapore dollars...........   $   123.8       --        $   123.8    $   108.7       --        $   108.7
Australian dollars..........        70.5         55.9         14.6         64.0         54.8          9.2
Thai baht...................         7.0       --              7.0          5.0       --              5.0
Malaysian ringgitt..........         3.6       --              3.6          3.0       --              3.0
Spanish pesetas.............        21.6         30.2         (8.6)         9.2         13.7         (4.5)
UK pounds...................        69.3         15.6         53.7         62.4         15.0         47.4

              NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The  Company's  foreign  currency  swap  agreements  and  forward   exchange
contracts, as of May 31, 1994 and November 30, 1994 are shown in the tables below, expressed in millions:

                                                          NOVEMBER 30, 1994                MAY 31, 1994
                                                    -----------------------------  -----------------------------
                                                    NOTIONAL  INTEREST   MATURITY  NOTIONAL  INTEREST   MATURITY
CURRENCY SWAPS                                       AMOUNT     RATE       DATE     AMOUNT     RATE       DATE
- --------------------------------------------------  --------  --------   --------  --------  --------   --------
Australian dollars................................    20.5      10.54%   02/24/99    20.5      10.54%   02/24/99
Australian dollars................................    14.3       4.86%   03/04/98    14.3       5.78%   03/04/98
Spanish pesetas...................................   300.0      12.00%   10/09/98   300.0      12.00%   10/09/98
Spanish pesetas...................................   300.0      11.33%   10/09/98   300.0      11.33%   10/09/98

                                                                   NOVEMBER 30, 1994      MAY 31, 1994
                                                                   ------------------  ------------------
                                                                   FOREIGN             FOREIGN
                                                                   CURRENCY  MATURITY  CURRENCY  MATURITY
FORWARD EXCHANGE CONTRACTS                                          AMOUNT     DATE     AMOUNT     DATE
- -----------------------------------------------------------------  --------  --------  --------  --------
Australian dollars...............................................     18.0   12/30/94    18.0    08/31/94
Australian dollars...............................................     23.0   03/20/95    20.0    07/18/94
Australian dollars...............................................     --        --        3.0    07/18/94
Spanish pesetas..................................................    450.0   12/09/94   150.0    10/05/94
Spanish pesetas..................................................  1,700.0   12/22/94     --        --
Spanish pesetas..................................................    625.0   12/30/94   450.0    06/24/94
Spanish pesetas..................................................    150.0   01/05/95   100.0    06/30/94
Spanish pesetas..................................................    200.0   02/28/95   350.0    06/30/94
U.K. pounds......................................................     10.0   12/30/94    10.0    06/27/94

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPACT OF THE MERGER

    On October 11, 1994, the Company and American Medical Holdings, Inc. ("AMH") announced the signing of a definitive merger agreement. Pursuant to the merger, which is expected to close in March 1995, AMH will become a wholly-owned subsidiary of NME. Upon completion of the acquisition, the Company will have 83 general hospitals in 13 states and four foreign countries. Under the terms of the agreement, AMH shareholders will receive $19 in cash and 42/100 of a share of NME common stock for each AMH share they own. The transaction is valued at approximately $3.3 billion, including the assumption of approximately $1.3 billion of AMH debt. NME would pay approximately $1.5 billion in cash to acquire AMH's common stock outstanding. The Company plans to finance the transaction through a new bank credit facility for which it already has received commitments, that will provide for borrowings of $2.5 billion, of which $2.0 billion will be term loans and $500.0 million will be available as revolving credit loans and letters of credit, and through the issuance of approximately $1.0 billion in debt securities. Donaldson, Lufkin & Jenrette Securities corporation ("DLJ"), the Company's financial advisor in connection with the transaction, has delivered a fairness opinion to the Company's board of directors with respect to the merger and a letter stating DLJ is highly confident that it can complete the sale of the debt securities.

    Management believes that the transaction will strengthen the Company in its existing markets and enhance the Company's ability to deliver quality, cost-effective health care. The consolidation of the two companies is expected to result in certain cost savings, currently estimated to be approximately $60.0 million in fiscal 1996 (before any severance or other costs of implementing certain efficiencies). These savings are expected to be realized through the elimination of duplicate corporate overhead expenses, reduced supplies expense through the incorporation of AMH into the Company's group purchasing program and improved collection of delinquent AMH accounts receivable by NME's wholly owned debt collection business. No assurances can be made as to the amount of cost savings, if any, that actually will be realized.

    Following the merger, the Company believes that its primary liquidity needs will consist of capital expenditures, debt service and working capital. Estimated capital expenditures for the combined entity are expected to be up to approximately $400.0 million per year for each of the next three fiscal years. The Company believes that cash generated by operations and amounts available under the revolving credit portion of the new credit facility will be sufficient to meet its liquidity needs. The Company's strategy includes the pursuit of growth through strategic acquisitions. All or a portion of such acquisitions may be financed through available credit under the new credit facility or, depending on capital market conditions, the issuance of additional indebtedness or equity securities or other bank borrowings. At the closing of the merger, the Company expects to have significant unused borrowing capacity under the new credit facility. The new credit facility and the debt securities will include various affirmative, negative and financial covenants with which the Company must comply, including among others, a requirement to maintain certain financial ratios and limitations on the Company's ability to incur additional indebtedness and pay dividends.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents at November 30, 1994 were $131.8 million, a decrease of $181.4 million from May 31, 1994. The decrease was primarily due to expenditures relating to the resolution of unusual legal proceedings and government investigations associated with the discontinued psychiatric business. The ratio of total debt to equity was 0.59:1 at November 30, 1994 compared with 0.63:1 at May 31, 1994. The working capital deficit at November 30, 1994 was $96.0 million compared to a deficit of $196.3 million at May 31, 1994. The principal reason for the deficits in working

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) capital at November 30 and May 31, 1994 was the fiscal 1994 increase in the current portion of long-term debt. At November 30, 1994 the current portion of long-term debt was $495.1 million compared to $544.5 million at May 31, 1994.

    Cash used in operating activities was $320.5 million for the six months ended November 30, 1994, compared to $109.6 million of cash provided by operating activities in the same period last year, including net pre-tax expenditures of $411.8 million in 1994 and $89.7 million in 1993, related to the discontinued psychiatric hospital business and restructuring charges. Of these net pre-tax expenditures during the six months ended November 30, 1994, $379.8 million were related to payments in connection with the resolution of investigations by federal and state government agencies.

    Proceeds from the sales of facilities, investments and other assets were $163.2 million during the six months ended November 30, 1994, compared with $173.8 million in the prior six-month period.

    Cash payments for property and equipment were $59.6 million for the six months ended November 30, 1994 and $58.9 million for the same period last year. The estimated cost to complete major approved construction projects at wholly owned subsidiaries is approximately $81.3 million, all of which is related to expansion, improvement and equipping of existing domestic hospital facilities, and a significant portion of which will be spent over the next three years. The Company expects to finance all such expenditures with either internally generated funds or borrowed funds. The Company intends to continue to invest in existing and new facilities.

    A number of events in fiscal 1994 had a significant impact on the Company's financial statements, liquidity and results of operations. These events include the settlement of insurance company litigation, the resolution of various federal and state government investigations, the adoption of a formal plan to discontinue the psychiatric hospital business, the sale of substantially all of the Company's rehabilitation hospitals and a corporate restructuring to significantly reduce overhead.

    As of May 31, 1994 the Company recorded a $77.0 million restructuring charge and reserve in connection with an announced plan to reduce corporate and division overhead costs. During the six months ended November 30, 1994, actual costs incurred and charged against the reserve were $6.9 million, consisting principally of severance payments to terminated employees. The Company expects to incur approximately $13.4 million in additional payments (principally severance) before May 31, 1995, all of which are included in the May 1994 reserve. The Company expects its annual overhead savings from implementation of this plan to approximate $32.0 million, most of which is attributable to discontinued and divested operations, including its psychiatric and rehabilitation operations. The Company also expects that the sale of its corporate headquarters building, which may take two years to consummate, should generate after-tax proceeds in excess of $40.0 million.

    Management believes that patient volumes, cash flows and operating results at the Company's principal healthcare businesses have been adversely affected by the legal proceedings and investigations described in the Annual Report to Shareholders on Form 10-K for the fiscal year ended May 31, 1994. The Company has recorded reserves for the remaining legal proceedings not yet settled as of November 30, 1994 and an estimate of the legal fees related to these matters to be incurred subsequently, totaling approximately $70.8 million, of which $62.8 million is expected to be paid within one year. These reserves represent management's estimate of the net costs of the ultimate disposition of these matters. There can be no assurance, however, that the ultimate liability will not exceed such estimates.

    The Company's liquidity, including cash proceeds from operating activities, anticipated disposals of assets, realization of tax benefits associated with the expenditures and losses on sales of facilities related to the discontinued psychiatric hospital business, anticipated establishment of the new credit

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
facility and sale of the debt securities, is believed to be adequate to finance planned capital expenditures, known operating needs, including settlements of the unusual legal proceedings referred to herein, and the AMH merger transaction.

RESULTS OF OPERATIONS

    Income from continuing operations before income taxes was $76.2 million for the quarter ended November 30, 1994, compared with $103.2 million for the prior year quarter. As discussed below, the results of operations for the prior year periods include the results of certain businesses and significant assets which have since been divested. The prior year quarter also includes pre-tax gains on disposals of facilities and long-term investments of $13.6 million (approximately $.05 per share after taxes, fully diluted). Income from continuing operations before income taxes was $183.2 million for the six months ended November 30, 1994, compared with $193.9 for the prior year period. These results include pre-tax net gains on disposals of facilities and long-term investments of $29.5 million (approximately $.09 per share after taxes, fully diluted) in 1994 and $29 million (approximately $.10 per share after taxes, fully diluted) in 1993.

    Net operating revenues from continuing operations for the quarter and six-month period were $638.8 million and $1,301.6 million, respectively, compared with $758.7 million and $1,530.3 million in the prior year periods. The principal reason for the 15.8% decline in revenues in the quarter and 14.9% decline in revenues in the six-month period is (i) the August 1994 sale of approximately 75% of NME's common stock interest in Total Renal Care, Inc.; (ii) the March 1994 sale of one inpatient rehabilitation hospital and the January 1994 sale of 28 inpatient rehabilitation hospitals and 45 related satellite outpatient clinics; and (iii) the February 1994 sale to The Hillhaven Corporation ("Hillhaven") of four long-term care facilities and the September 1993 sale of 19 long-term care facilities (all of which properties previously had been leased to Hillhaven) (collectively, the "divested operations"). For the quarter and six months ended November 30, 1993, net operating revenues of the divested operations were $136.9 million and $278.6 million, respectively.

    Operating income from continuing operations before interest decreased by $9.4 million (or 10.0%) from the prior year quarter and by $9.1 million (or 5.1%) for the six months ended November 30, 1994 from the comparable prior year period primarily due to the divested operations referred to above. The operating income margin for the current quarter increased to 13.3% from 12.4% a year ago and for the current six-month period it increased to 13.0% from 11.7% a year ago. The increases in the operating margins are primarily due to effective cost control programs in the hospitals, initial benefits of the overhead reduction plan referred to above and the sale of the rehabilitation hospitals, which as a whole, had lower margins than the general hospitals.

    Net operating revenues from the Company's domestic general hospital operations increased 0.6% to $1,042.4 million for the six months ended November 30, 1994, compared to $1,036.3 million for the prior year period, representing an increase of $6.1 million. Net operating revenues for the Company's domestic general hospitals have remained relatively unchanged as less intensive services continue to shift from an inpatient to an outpatient basis or to alternative healthcare delivery services because of technological improvements and continued increases in cost containment pressures by payors. In addition, management believes that patient volumes, cash flows and operating results at the Company's domestic general hospitals have been adversely affected by the legal proceedings and investigations mentioned herein. Management believes that these legal proceedings adversely affected the Company's ability to pursue its business strategy, particularly during fiscal 1994. The most significant of these legal proceedings and investigations now have been resolved.

    On a same store basis, net operating revenues for the Company's domestic general hospitals increased 0.8% to $1,016.1 million for the six months ended November 30, 1994, compared to $1,007.6

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) million in the prior year period. Same store operating results represent the combined results of the 32 general hospitals operated by the Company throughout both the six months ended November 30, 1994 and the prior year period.

    The patient volumes and net operating revenues of the Company's domestic general hospitals are subject to seasonal variations caused by a number of factors, including but not necessarily limited to, seasonal cycles of illness, climate and weather conditions, vacation patterns of both hospital patients and admitting physicians and other factors relating to the timing of elective hospital procedures.

    The table below sets forth certain selected operating statistics for the Company's domestic general hospitals. Included in these statistics are the operations of one hospital that was sold in June 1993, two hospitals that were sold in July 1994, and the operations of one hospital that was acquired in March 1994.

                                                     THREE MONTHS ENDED                             SIX MONTH ENDED
                                                        NOVEMBER 30,                                  NOVEMBER 30,
                                        --------------------------------------------  --------------------------------------------
                                                                         INCREASE                                      INCREASE
                                            1994           1993         (DECREASE)        1994           1993         (DECREASE)
                                        -------------  -------------  --------------  -------------  -------------  --------------
Number of hospitals (at end of
 period)..............................           33             34            (1)              33             34            (1)
Licensed beds (at end of period)......        6,622          6,749          (1.9)%          6,622          6,749          (1.9)%
Net inpatient revenues (in
 thousands)...........................  $   366,775    $   377,078          (2.7)%    $   740,153    $   751,288          (1.5)%
Net outpatient revenues (in
 thousands)...........................  $   138,396    $   136,023           1.7 %    $   282,540    $   273,108           3.5 %
Admissions............................       48,663         50,506          (3.6)%         97,741        101,111          (3.3)%
Equivalent admissions.................       64,496         66,158          (2.5)%        129,662        132,845          (2.4)%
Average length of stay (days).........          5.5            5.5          --                5.5            5.5          --
Patient days..........................      266,541        276,815          (3.7)%        535,480        553,691          (3.3)%
Equivalent patient days...............      350,812        360,134          (2.6)%        704,624        721,634          (2.4)%
Net inpatient revenues per patient
 day..................................  $     1,376    $     1,362           1.0 %    $     1,382    $     1,357           1.8 %
Utilization of licensed beds..........         44.2%          45.2%         (1.0)%*          43.7%          44.9%         (1.2)%*
Outpatient visits.....................      369,211        357,893           3.2 %        746,750        723,624           3.2 %

- ------------------------
* These percentage changes are the differences between the 1994 and 1993 percentages (%s) shown.

    The general hospital industry in the United States and the Company's general hospitals continue to have significant unused capacity, and thus there is substantial competition for patients. Inpatient utilization continues to be negatively affected by payor-required pre-admission authorization and by payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Increased competition, admission constraints and payor pressures are expected to continue. Allowances and discounts are expected to continue to rise because of increasing cost controls by government and group health payors and because the percentage of business from managed care programs (and related discounts) continues to grow. The Company has been implementing various cost-control programs focused on reducing operating costs. The Company's general hospitals have been successful in increasing operating profits in a very competitive environment, due in large part to enhanced cost controls and efficiencies being achieved throughout the Company. The Company, however, does not expect to be able to sustain the operating profit growth rates from its existing domestic hospitals that were achieved in recent years.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    In addition to the specific items mentioned above that continue to have an impact on the Company's results of operations, there are a number of other factors affecting our domestic business. Because of intense national, state and private industry efforts to reform the healthcare delivery and payment systems in this country and other countries in which NME operates, the healthcare industry as a whole faces increased uncertainty. The Company is continuing to monitor these reform efforts and analyze their potential impact in order to formulate its business strategies for the future.

    Net operating revenues from the Company's other domestic operations increased 7.1% to $138.2 million for the six months ended November 30, 1994, compared to $129.0 million for the prior year period, representing an increase of $9.2 million. This increase primarily reflects continued growth of National Health Plans, the Company's HMO and insurance subsidiary, to approximately 43,000 members at November 30, 1994, compared to approximately 36,000 members at the end of the prior year period. Net operating revenues from other domestic operations include the revenues principally of the following: (i) six rehabilitation hospitals and seven long-term care facilities located on the same campus as, or nearby, the Company's general hospitals; (ii) certain healthcare joint ventures operated by the Company; (iii) various subsidiaries of the Company that offer health maintenance organizations, preferred provider organizations and indemnity products in California; and (iv) revenues earned by the Company in consideration of the guarantee of certain indebtedness and leases of Hillhaven and of other third parties.

    Net operating revenues from the Company's international operations increased 20.8% to $104.4 million for the six months ended November 30, 1994, compared to $86.4 million for the prior year period, representing an increase of $18.0 million. This increase is principally attributable to a 21.0% increase in net operating revenues of Australian Medical Enterprises, Ltd. ("AME"), and a 9.8% increase in the net operating revenues of the Company's two hospitals in Singapore. In addition, Centro Medico Teknon in Barcelona, Spain was opened in February 1994 and became a wholly owned subsidiary in June 1994, when the Company acquired its partner's 50% interest.

    Operating expenses, which include salaries and benefits, supplies, provision for doubtful accounts, depreciation and amortization, and other operating expenses, were $554.0 million for the quarter ended November 30, 1994, compared with $664.4 million for the prior year quarter. These expenses for the prior year periods include the divested operations, as discussed above, and to that extent, the current year and prior year periods are not comparable.

    Salaries and benefits expense decreased $73.2 million to 42.7% of net operating revenues in the three months ended November 30, 1994, compared to 45.6% in the prior year quarter. For the six-month periods, the decrease was $141.9 million. The improvement is primarily attributable to the divested operations and a reduction in corporate and divisional staffing levels.

    Supplies expense decreased in dollar amounts in both the three-month and six-month periods, but increased as a percentage of net operating revenues: to 12.3% from 11.0% in the three-month periods and to 12.2% from 11.0% in the six-month periods. Most of this change is due to the sales of the rehabilitation hospitals, which were less supplies-intensive than are general hospitals.

    The provision for doubtful accounts decreased $2.8 million to 3.2% of net operating revenues for the three months ended November 30, 1994, compared to 3.1% for the prior year quarter. For the six months ended November 30, 1994, the provision decreased $11.7 million to 3.6% of net operating revenues, compared to 3.8% in the year-earlier period. The decrease is primarily attributable to the divested operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Other operating expenses decreased $25.1 million in the quarter ended November 30, 1994, compared to the year earlier period. The decline for the six-month periods was $47.8 million. Both the quarter and the six-month period ended November 30, 1994 had slight increases as a percent of net operating revenues, from 22.4% to 22.6%.

    Depreciation and amortization expense decreased $4.5 million in the three months ended November 30, 1994, compared to the year-ago three-month period, and $9.4 million in the six-month period, primarily due to the divested operations as discussed above.

    Interest expense, net of capitalized interest, declined $2.7 million for the six months ended November 30, 1994, compared to the year ago period, due to debt reductions during a period of rising interest rates.

    Investment earnings were $10.4 million in the six months ended November 30, 1994, compared to $14.1 million for the prior year period, and were derived primarily from notes receivable and investments in short-term marketable securities. The decrease is largely due to the restructuring of Hillhaven and the recent expenditures made in connection with the discontinued psychiatric hospital business, including the resolution of federal and state investigations and restructuring charges.

    Equity in earnings of unconsolidated affiliates decreased to $12.4 million during the six months ended November 30, 1994, as compared to $14.7 million for the prior year period, primarily due to unusual non-recurring income at Hillhaven recorded in November 1993. The decrease has been partially offset by the increase in the Company's ownership of Hillhaven from approximately 14% to approximately 33.0% during fiscal 1994. The Company's ownership of Hillhaven was reduced to approximately 31.0% during the quarter ended November 30, 1994, as a result of the issuance by Hillhaven of additional stock in connection with an acquisition.

    Minority interest in income of consolidated subsidiaries represents outside shareholders' interests in consolidated, but not wholly owned, subsidiaries of the Company, and, at November 30, 1994, consists primarily of the approximately 48% minority shareholder interest in AME. Minority interest expense fell to $3.8 million in the six months ended November 30, 1994, as compared to $5.0 million for the prior year period, primarily as a result of the divestiture of rehabilitation hospitals and the restructuring or elimination of certain joint venture arrangements controlled by the Company.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Material Developments in Previously Reported Legal Proceedings:

IN RE: NATIONAL MEDICAL ENTERPRISES, INC. SECURITIES LITIGATION AND HARRY POLIKOFF, ET AL. V. RICHARD K. EAMER, ET AL.

    The Company previously has reported on In re: National Medical Enterprises, Inc. Securities Litigation and Harry Polikoff, et al. v. Richard K. Eamer, et al. in the Company's Form 10-K for the fiscal year ended May 31, 1994. The parties in each of these lawsuits have executed Memorandums of Understanding regarding the terms of settlement of the lawsuits, which settlements involve substantial contributions by certain of the Company's directors and officers ("D&O") insurance carriers. The Company has agreed to contribute $31.25 million for the global settlement of both sets of litigation. The Company's D&O carriers have agreed to contribute $32.5 million to the global settlement. In addition, one of the D&O carriers has reimbursed the Company for $5.5 million of its legal fees and costs advanced on behalf of its insureds. Each of the settlements must be approved by the respective courts before the settlements become final. The parties are in the process of drafting formal settlement documents for submission to the respective courts.

    In addition, it is possible that a portion of the Company's $31.25 million contribution to the global settlement will be recouped as a result of the Company's efforts to secure payment from one of the Company's D&O carriers that has refused to contribute to the settlement.

    STATE SETTLEMENTS

    NME has executed agreements with the District of Columbia and each state where NME's psychiatric facilities received Medicaid payments, settling potential state claims arising from matters involved in the previously reported federal investigation, as discussed in the Company's Form 10-K for the fiscal year ended May 31, 1994.

   JOHN C. BEDROSIAN V. NATIONAL MEDICAL ENTERPRISES, INC., JEFFREY C. BARBAKOW, MICHAEL H. FOCHT, SR., BERNICE B. BRATTER, MAURICE J. DEWALD, PETER DE WETTER AND LESTER B. KORN

    This lawsuit was previously reported in the Company's Form 10-K for the fiscal year ended May 31, 1994, and Form 10-Q for the quarter ended August 31, 1994. Mr. Bedrosian's employment claims against the Company were tried before a Superior Court Referee during the summer of 1994. The Referee issued a Statement of Decision on those claims on November 4, 1994. The Referee held that Mr. Bedrosian's claim for age discrimination was without merit and that he was entitled only to the benefits and bonus payments enumerated under his written employment contract with the Company. All of Mr. Bedrosian's other employment claims, including his claim that he was entitled to work for the Company until age 65, were dismissed before or during the trial.

    Mr. Bedrosian's motion to have the Referee's decision vacated was heard by the California Superior Court on December 30, 1994. The California Superior
Court denied Mr. Bedrosian's motion. Mr. Bedrosian then filed a Motion for Reconsideration of that ruling. That Motion will be heard by the Court on January 23, 1995. The Company believes that Mr. Bedrosian's Motion for Reconsideration is without merit.

    Certain of Mr. Bedrosian's other claims against the Company and several directors of the Company, as well as certain claims by the Company against Mr. Bedrosian, are still pending in California Superior Court. Included in those claims are the Company's claims against Mr. Bedrosian for his failure to repay certain loans made to him by the Company. The Company already has obtained summary judgment on a portion of the Company's loans to Mr. Bedrosian and intends to file an additional motion for summary judgment on the remainder of the outstanding loans. The Company believes that Mr. Bedrosian's claims against the Company that remain pending in the California Superior Court are without merit.

   NITA P. HECKENDORN V. NATIONAL MEDICAL ENTERPRISES, INC., JEFFREY C. BARBAKOW, RAYMOND A. HAY, MAURICE J. DEWALD AND PETER DE WETTER

    This lawsuit was previously reported in the Company's Form 10-K for the fiscal year ended May 31, 1994, and Form 10-Q for the quarter ended August 31, 1994. This matter was settled by agreement of the parties on November 4, 1994, and the entire action was dismissed, with prejudice, as to all causes of action and all defendants. A related action brought by Ms. Heckendorn against Hillhaven also was dismissed as part of that settlement.

    PSYCHIATRIC MALPRACTICE CASES

    The Company has continued to resolve the lawsuits to which the Company and its officers and directors are subject alleging the existence of a corporate-wide conspiracy to commit wrongful acts, which lawsuits are discussed in the Company's Form 10-K for the fiscal year ended May 31, 1994. More of such lawsuits were filed during the quarter ended November 30, 1994, and the Company expects that additional lawsuits will be filed from time to time.

OTHER LEGAL PROCEEDINGS

    LITIGATION RELATING TO THE MERGER OF NME AND AMH

    To date, a total of nine purported class actions (the "Class Actions") have been filed challenging the Merger. Seven of the Class Actions have been filed in the Delaware Court of Chancery and are entitled (i) Jeffrey Stark and Gary Plotkin v. Robert W. O'Leary, Robert J. Buchanan, John T. Casey, Robert B. Calhoun, Harry J. Gray, Harold J. [sic] Handelsman, Sheldon S. King, Melvyn N. Klein, Dan W. Lufkin, William E. Mayer and Harold S. Williams (the "AMH Directors") and AMH, C.A. No. 13792, (ii) 7457 Partners v. the AMH Directors and AMH, C.A. No. 13793, (iii) Moise Katz v. the AMH Directors and AMH, C.A. No. 13794, (iv) Constantinos Kafalas v. the AMH Directors and AMH, C.A. No. 13795,
(v) F. Richard Manson v. the AMH Directors, NME and AMH, C.A. No. 13797, (vi) Lisbeth Greenfeld v. the AMH Directors and AMH, C.A. No. 13799 and (vii) Joseph Frankel v. the AMH Directors and AMH, C.A. No. 13800. The seven Class Actions filed in the Delaware Court of Chancery have been consolidated under the caption, In re: American Medical Holdings, Inc., Shareholders Litigation, C.A. No. 13797. In addition, two purported class actions, entitled Ruth LeWinter and Raymond Cayuso v. the AMH Directors (with the exception of Harold S. Williams), NME and AMH, Case No. BC115206 and David F. and Sylvia Goldstein v. O'Leary, NME, AMH, et al., Case No. BC-116104, have been filed in the Superior Court of the State of California, County of Los Angeles. The California actions have been stayed pending the resolution of the Delaware actions. The complaints filed in each of the Class Actions are substantially similar, are brought by purported stockholders of AMH and, in general, allege that the directors of AMH breached their fiduciary duties to the plaintiffs and other members of the purported class. Plaintiffs allege that NME has aided and abetted the AMH directors' alleged breach of their fiduciary duties. Plaintiffs further allege that the directors of AMH wrongfully failed to hold an open auction and encourage bona fide bids for AMH and failed to take action to maximize value for AMH stockholders. Plaintiffs seek preliminary and permanent injunctions against the proposed transaction until such time as a transaction to be entered into between AMH and NME results from bona fide arms' length negotiation and/or requiring a fair auction for AMH. In addition, if the Merger is consummated, plaintiffs seek rescission or rescissory damages, an accounting of all profits realized and to be realized by the defendants in connection with the Merger and the imposition of a constructive trust for the benefit of the plaintiffs and other members of the purported classes pending such an accounting. Plaintiffs also seek monetary damages of an unspecified amount together with prejudgment interest and attorneys' and experts' fees. AMH and NME believe that the complaints are without merit.

    Items 2 and 3 are not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's annual meeting of shareholders was held on September 28, 1994. The shareholders elected all of the Company's nominees for director, approved the 1994 Directors Stock Option Plan, approved the 1994 Annual Incentive Plan and ratified the selection of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ended May 31, 1995. The votes were as follows:

    1.  Election of Directors:

                                                             FOR         WITHHELD
                                                        --------------  -----------
Jeffrey C. Barbakow...................................     143,765,971    2,168,203
Peter de Wetter.......................................     143,500,989    2,433,185
James P. Livingston...................................     143,733,091    2,201,083
Richard L. Schweiker..................................     144,209,860    1,724,314

    2.  Approval of the 1994 Directors Stock Option Plan:

For:         115,516,636
Against:      27,411,925
Abstaining:    3,005,613

    3.  Approval of the 1994 Annual Incentive Plan:

For:         130,232,802
Against:      13,052,786
Abstaining:    2,648,586

    4.  Ratification of selection of KPMG Peat Marwick LLP:

For:         145,409,623
Against:         257,889
Abstaining:      266,662

ITEM 5.  OTHER EVENTS

    The Company is evaluating its investment in equity securities of Hillhaven in light of the Company's determination to focus its operation on its general hospital operations and the development of integrated healthcare delivery systems. The Company currently intends to engage in discussions with Hillhaven regarding possible means by which all or a portion of the investment may be sold. Among the possibilities which may be discussed is a transaction between the Company and Hillhaven in respect of the investment; the issuance by the Company of debt or equity securities that would be exchangeable or convertible into equity securities of Hillhaven; and the maintenance of either some or all of the investment in Hillhaven. There can be no assurance that the discussions with Hillhaven will result in any transaction. In addition, the Company may explore other alternatives with respect to its investment, including the sale of all or a portion of the investment in a negotiated sale to one or more third parties or otherwise.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

       (11) (Page 25) Statement Re: Computation of Per Share Earnings for the three months and six months ended November 30, 1994 and 1993.

       (27) Financial Data Schedule (included only in the EDGAR filing).

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

                                          NATIONAL MEDICAL ENTERPRISES, INC.
                                                       (Registrant)

                                         ________/s/_RAYMOND L. MATHIASEN_______
                                                   Raymond L. Mathiasen
                                                  SENIOR VICE PRESIDENT,
                                                 CHIEF FINANCIAL OFFICER

Date: January 17, 1995