Form 10-K/A
period 1994-05-31
NATIONAL MEDICAL ENTERPRISES INC /NV/
filed 1995-01-18
CIK 70318

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1

(MARK ONE)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended May 31, 1994.

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________________ to ____________________
     [NO FEE REQUIRED]

                         Commission file number: I-7293



                     NATIONAL  MEDICAL  ENTERPRISES,  INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               NEVADA                               95-2557091
   (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)
        2700 COLORADO AVENUE
      SANTA MONICA, CALIFORNIA                         90404
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)              (ZIP CODE)

                            AREA CODE (310) 998-8000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                           ON WHICH REGISTERED
      -------------------                          ---------------------

COMMON STOCK                                       NEW YORK  STOCK EXCHANGE
                                                   PACIFIC STOCK EXCHANGE
12 1/8% NOTES DUE APRIL 1, 1995                    NEW YORK STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS                    NEW YORK STOCK EXCHANGE
                                                   PACIFIC STOCK EXCHANGE


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  YES  [X]       NO
                                       -------       -------

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

  As of July 31, 1994 there were 166,194,728 shares of Common Stock outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, based on the closing price of these shares on the New York Stock Exchange, was approximately $2,866,859,058. For the purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

  Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1994, have been incorporated by reference into Parts I, II and IV of this Report. Portions of the definitive Proxy Statement for the Registrant's 1994 Annual Meeting of the Shareholders have been incorporated by reference into
Part III of this Report.

================================================================================

Note: The purpose of this Amendment No. 1 is to revise the Report of Independent Auditors contained in Exhibit 13 of the Registrant's 1994 Annual Report on Form 10-K. The Report of Independent Auditors as originally filed inadvertently neglected to refer to a change in accounting policy adopted by the Registrant during fiscal year 1994.

                               TABLE OF CONTENTS

                       FORM 10-K/A ANNUAL REPORT -- 1994

              NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES



                                                                            Page
                                                                            ----

     Part IV
          Item 14.  Exhibits, Financial Statements, Schedules and
                    Reports on Form 8-K                                      1

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

       (a)  3.  EXHIBITS.

                (13) 1994 Annual Report to Shareholders (The purpose of this Amendment No. 1 is to revise the Report of Independent Auditors contained in Exhibit 13 of the Registrant's 1994 Annual Report on Form 10-K. The Report of Independent Auditors as originally filed inadvertently neglected to refer to a change in accounting policy adopted by the Registrant during fiscal year 1994)



                                   SIGNATURE


     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) AND RULE 12B-15 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON JANUARY 18, 1995.


NATIONAL MEDICAL ENTERPRISES, INC.



By:  /s/ Scott M. Brown
    -----------------------------
Name:   Scott M. Brown
Title:  Senior Vice President

                            GRAPHICS APPENDIX LIST


PAGE WHERE
GRAPHIC
APPEARS                    DESCRIPTION OF GRAPHIC OR CROSS-REFERENCE
- ----------                 ------------------------------------------
Page 1 of          Cover of NME's 1994 Annual Report to Shareholders
Exhibit 13         (Exhibit 13).

                   The cover of the 1994 Annual Report to Shareholders contains an illustration of people putting blocks into a sun. The illustration symbolizes NME building a brighter future.

Page 5 of          Stock Price Graph
Exhibit 13
                   A graph showing the price of NME's common stock on various dates between February 28, 1992 and August 5, 1994 is included on page 5 of the 1994 Annual Report to Shareholders of NME (Exhibit 13). The dates shown are the dates of significant events for the Company which occurred during such period. Figures indicating the stock price on each significant date are shown on page 5 of Exhibit 13.

                                 EXHIBIT INDEX


 Exhibit
 Number                   Description                                  Page
- ---------      -----------------------------------

   13.         1994 Annual Report to Shareholders....................