Form 10-Q
period 1995-02-28
NATIONAL MEDICAL ENTERPRISES INC /NV/
filed 1995-04-14
CIK 70318

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

                         FOR THE QUARTERLY PERIOD ENDED
                               FEBRUARY 28, 1995.

                                       OR

          / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ....... TO ....... .
                          COMMISSION FILE NUMBER I-7293

- --------------------------------------------------------------------------------
                       NATIONAL MEDICAL ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)
- --------------------------------------------------------------------------------


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


                           __________________________


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:    YES  X     NO
                                          ---       ---

     AS OF MARCH 31, 1995 THERE WERE 199,768,144 SHARES OF $0.075 PAR VALUE COMMON STOCK OUTSTANDING.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

               NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

                                      INDEX






                                                                           Page
                                                                          ------
                         PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements:
          Condensed Consolidated Balance Sheets -
            February 28, 1995 and May 31, 1994 . . . . . . . . . . . .      2

          Condensed Consolidated Statements of Operations -
            Three Months and Nine Months Ended February 28,
            1995 and 1994. . . . . . . . . . . . . . . . . . . . . . .      4

          Condensed Consolidated Statements of Cash Flows - Nine Months
            Ended February 28, 1995 and 1994 . . . . . . . . . . . . .      6

          Notes to Condensed Consolidated Financial Statements . . . .      7

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations. . . . . . . . . . . . . . . . .     13



                           PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .     20


Item 5.   Other Events . . . . . . . . . . . . . . . . . . . . . . . .     22


Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .     22

          Signature. . . . . . . . . . . . . . . . . . . . . . . . . .     25


____________________
Note:  Items 2, 3 and 4 of Part II are omitted because they are not applicable.

               NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                          FEBRUARY 28,      MAY 31,
                                                                              1995           1994
                                                                          (UNAUDITED)
                                                                          -----------    -----------
                                                                                 (IN MILLIONS)


                                          ASSETS

Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .      $     144.5    $     313.2
   Short-term investments, at cost which approximates market . . . .             51.6           60.2
   Accounts and notes receivable, less allowance for doubtful
      accounts ($71.3 at February 28 and $77.2 at May 31). . . . . .            411.1          384.9
   Inventories of supplies, at cost. . . . . . . . . . . . . . . . .             55.3           55.1
   Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .            284.0          371.7
   Assets held for sale (Note 3) . . . . . . . . . . . . . . . . . .             16.4          203.8
   Prepaid expenses and other current assets . . . . . . . . . . . .             53.9           54.8
                                                                          -----------    -----------
         Total current assets. . . . . . . . . . . . . . . . . . . .          1,016.8        1,443.7
                                                                          -----------    -----------

Long-term receivables. . . . . . . . . . . . . . . . . . . . . . . .             67.7           73.3
Investments and other assets . . . . . . . . . . . . . . . . . . . .            345.2          308.8

Property, plant and equipment, at cost . . . . . . . . . . . . . . .          2,663.2        2,536.1
   Less accumulated depreciation and amortization. . . . . . . . . .            876.5          771.6
                                                                          -----------    -----------
   Net property, plant and equipment . . . . . . . . . . . . . . . .          1,786.7        1,764.5
                                                                          -----------    -----------

Intangible assets, at cost less accumulated amortization
   ($48.3 at February 28 and $53.6 at May 31). . . . . . . . . . . .            114.3          106.7
                                                                          -----------    -----------
                                                                          $   3,330.7    $   3,697.0
                                                                          -----------    -----------
                                                                          -----------    -----------



     See accompanying Notes to Condensed Consolidated Financial Statements
        and Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.

               NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     FEBRUARY 28,       MAY 31,
                                                                        1995             1994
                                                                     (UNAUDITED)
                                                                    --------------   -----------
                                                                              (IN MILLIONS)

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt (Note 8). . . . . . . . . .     $      12.7    $     544.5
   Short-term borrowings and notes . . . . . . . . . . . . . . .           114.0           66.4
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . .           129.5          176.0
   Employee compensation and benefits. . . . . . . . . . . . . .            78.0           93.4
   Reserves related to discontinued operations (Note 3). . . . .            76.5          465.2
   Income taxes payable. . . . . . . . . . . . . . . . . . . . .            26.4           58.1
   Other current liabilities . . . . . . . . . . . . . . . . . .           187.8          236.4
                                                                     ------------   ------------
         Total current liabilities . . . . . . . . . . . . . . .           624.9        1,640.0
                                                                     ------------   ------------

Long-term debt, net of current portion (Note 8). . . . . . . . .           725.6          223.1
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .           136.1          125.1
Other long-term liabilities and minority interests . . . . . . .           359.1          388.9

Shareholders' equity:
   Common stock, $0.075 par value; authorized 450,000,000
      shares; 185,587,666 shares issued at February 28, 1995
      and at May 31, 1994. . . . . . . . . . . . . . . . . . . .            13.9           13.9
   Other shareholders' equity. . . . . . . . . . . . . . . . . .         1,747.3        1,588.2
   Less common stock in treasury, at cost, 19,088,892 shares at
      February 28, 1995 and 19,507,161 at May 31, 1994 . . . . .          (276.2)        (282.2)
                                                                     ------------   ------------
         Total shareholders' equity. . . . . . . . . . . . . . .         1,485.0        1,319.9
                                                                     ------------   ------------
                                                                     $   3,330.7    $   3,697.0
                                                                     ------------   ------------
                                                                     ------------   ------------



     See accompanying Notes to Condensed Consolidated Financial Statements
        and Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.

               NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 1995 AND 1994
                                   (UNAUDITED)


                                                                    THREE MONTHS                 NINE MONTHS
                                                               ----------------------      ----------------------
                                                                 1995          1994          1995          1994
                                                               --------      --------      --------      --------
                                                               (IN MILLIONS, EXCEPT PER SHARE AND SHARE AMOUNTS)
Net operating revenues (Notes 1, 2, 4 and 6)  . . . . . . .    $  660.5      $  716.0      $1,962.1      $2,246.3
                                                               --------      --------      --------      --------
Operating expenses:
   Salaries and benefits. . . . . . . . . . . . . . . . . .       275.3         312.8         831.5       1,010.9
   Supplies . . . . . . . . . . . . . . . . . . . . . . . .        84.0          85.7         243.1         253.6
   Provision for doubtful accounts  . . . . . . . . . . . .        22.1          25.8          68.9          84.3
   Other operating expenses . . . . . . . . . . . . . . . .       152.8         158.7         447.5         501.2
   Depreciation . . . . . . . . . . . . . . . . . . . . . .        34.0          34.8         101.4         109.8
   Amortization . . . . . . . . . . . . . . . . . . . . . .         3.6           4.2          11.3          13.7
                                                               --------      --------      --------      --------
Operating income  . . . . . . . . . . . . . . . . . . . . .        88.7          94.0         258.4         272.8
                                                               --------      --------      --------      --------
Interest expense, net of capitalized portion  . . . . . . .       (17.9)        (15.7)        (52.9)        (53.4)
Investment earnings . . . . . . . . . . . . . . . . . . . .         5.2           6.1          15.6          20.2
Equity in earnings of unconsolidated affiliates . . . . . .         6.1           4.2          18.5          18.9
Minority interests in income of consolidated
   subsidiaries . . . . . . . . . . . . . . . . . . . . . .        (1.2)         (1.3)         (5.0)         (6.3)
Net gain (loss) on disposals of facilities and
   long-term investments. . . . . . . . . . . . . . . . . .         --           60.4          (2.5)         89.4
Gain on sale of subsidiary's common stock (Note 6)  . . . .         --            --           32.0           --
                                                               --------      --------      --------      --------
Income from continuing operations before income
   taxes and cumulative effect of a change in
   accounting . . . . . . . . . . . . . . . . . . . . . . .        80.9         147.7         264.1         341.6
Taxes on income . . . . . . . . . . . . . . . . . . . . . .       (32.0)        (57.0)       (105.0)       (137.0)
                                                               --------      --------      --------      --------
Income from continuing operations before
   cumulative effect of a change in accounting  . . . . . .        48.9          90.7         159.1         204.6
Discontinued operations, net of taxes (Note 3)  . . . . . .         --         (255.0)          --         (696.0)
Cumulative effect of a change in accounting for
   income taxes (Note 9)  . . . . . . . . . . . . . . . . .         --            --            --           60.1
                                                               --------      --------      --------      --------
Net income (loss) . . . . . . . . . . . . . . . . . . . . .    $   48.9      $ (164.3)     $  159.1      $ (431.3)
                                                               --------      --------      --------      --------
                                                               --------      --------      --------      --------



     See accompanying Notes to Condensed Consolidated Financial Statements
        and Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.

               NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

          THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 1995 AND 1994
                                   (UNAUDITED)


                                                         THREE MONTHS                        NINE MONTHS
                                                 ---------------------------       ------------------------------
                                                     1995            1994              1995              1994
                                                 ------------    ------------      ------------      ------------
 Earnings (loss) per share:
      Primary:
           Continuing operations . . . . . . .   $      0.29     $      0.55       $      0.95       $      1.23
           Discontinued operations . . . . . .           --            (1.54)              --              (4.19)
           Change in accounting  . . . . . . .           --              --                --               0.36
                                                 ------------    ------------      ------------      ------------
                Net  . . . . . . . . . . . . .   $      0.29     $     (0.99)      $      0.95       $     (2.60)
                                                 ------------    ------------      ------------      ------------
                                                 ------------    ------------      ------------      ------------

     Fully diluted:
           Continuing operations . . . . . . .   $      0.28     $      0.51       $      0.91       $      1.16
           Discontinued operations . . . . . .           --            (1.50)              --              (4.09)

           Change in accounting  . . . . . . .           --              --                --               0.33
                                                 ------------    ------------      ------------      ------------
                Net  . . . . . . . . . . . . .   $      0.28     $     (0.99)      $      0.91       $     (2.60)
                                                 ------------    ------------      ------------      ------------
                                                 ------------    ------------      ------------      ------------

 Cash dividends per common share . . . . . . .   $       --      $       --        $       --        $      0.12

 Weighted average shares and share
      equivalents outstanding - primary  . . .    167,902,000     165,872,000       168,226,000       165,887,000


 Weighted average shares, share
      equivalents and other dilutive
      securities outstanding - fully
      diluted  . . . . . . . . . . . . . . . .    182,070,000     179,850,000       181,703,000       179,865,000



     See accompanying Notes to Condensed Consolidated Financial Statements
        and Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.

               NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED FEBRUARY 28, 1995 AND 1994
                                   (UNAUDITED)


                                                                                           1995            1994
                                                                                       ----------       ----------
                                                                                               (IN MILLIONS)
 Net cash provided by (used in) operating activities, including net expenditures
       for discontinued operations and restructuring charges . . . . . . . . . .       $  (240.6)       $    54.1
                                                                                       ----------       ----------
  Cash flows from investing activities:
       Purchases of property, plant and equipment  . . . . . . . . . . . . . . .          (100.5)           (93.8)
       Purchases of new businesses, net of cash acquired . . . . . . . . . . . .           (16.1)             --

       Proceeds from sales of facilities and other assets  . . . . . . . . . . .           159.1            483.3
       Proceeds from sales of investments  . . . . . . . . . . . . . . . . . . .             8.6             46.8
       Collections on notes  . . . . . . . . . . . . . . . . . . . . . . . . . .             2.6             97.8
       Purchase of Hillhaven preferred stock . . . . . . . . . . . . . . . . . .             --             (63.4)
       Purchase of AMH zero coupon bonds . . . . . . . . . . . . . . . . . . . .           (31.3)             --
       Increase in intangible and other assets . . . . . . . . . . . . . . . . .           (15.3)           (13.9)
       Equity investments in partnerships  . . . . . . . . . . . . . . . . . . .            (4.7)            (6.6)
       Other items . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --              (1.2)
                                                                                       ----------       ----------
             Net cash provided by investing activities . . . . . . . . . . . . .             2.4            449.0
                                                                                       ----------       ----------
 Cash flows from financing activities:

       Net proceeds from (payments of) unsecured lines of credit . . . . . . . .            43.3           (117.8)
       Proceeds from other borrowings  . . . . . . . . . . . . . . . . . . . . .            94.0             18.2
       Payments of other borrowings  . . . . . . . . . . . . . . . . . . . . . .           (73.9)          (154.2)
       Cash dividends paid to shareholders . . . . . . . . . . . . . . . . . . .             --             (39.6)
       Proceeds from stock options exercised . . . . . . . . . . . . . . . . . .             5.4              0.6
       Other items . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             0.7             (0.4)
                                                                                       ----------       ----------
             Net cash provided by (used in) financing activities . . . . . . . .            69.5           (293.2)
                                                                                       ----------       ----------
             Net increase (decrease) in cash and cash equivalents  . . . . . . .          (168.7)           209.9
             Cash and cash equivalents at beginning of year  . . . . . . . . . .           313.2            140.9
                                                                                       ----------       ----------
             Cash and cash equivalents at end of period  . . . . . . . . . . . .       $   144.5        $   350.8
                                                                                       ----------       ----------
                                                                                       ----------       ----------
 Supplemental disclosures:
       Interest paid, net of amounts capitalized . . . . . . . . . . . . . . . .           $55.7        $    49.3
       Income taxes paid, net of refunds received  . . . . . . . . . . . . . . .            38.9             30.5


 Major effects of consolidating new businesses:
       Assets acquired, primarily accounts receivable and property, plant and
             equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $59.1              --
       Liabilities assumed, primarily long-term debt . . . . . . . . . . . . . .            34.9              --


 Major effects of excluding a formerly consolidated affiliate from the consolidated financial statements:
       Decrease in assets, primarily accounts receivable and property, plant and
             equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   (31.9)             --
       Decrease in liabilities, primarily long-term debt . . . . . . . . . . . .           (83.2)             --



     See accompanying Notes to Condensed Consolidated Financial Statements
        and Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.

               NATIONAL MEDICAL ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments that are necessary to fairly state the financial position of National Medical Enterprises, Inc., its cash flows and the results of its operations for the periods indicated. All the adjustments affecting income from continuing operations are of a normal recurring nature. As of March 1, 1995, National Medical Enterprises, Inc. began doing business as Tenet Healthcare Corporation.

     The Company presumes that users of this interim financial information have read or have access to the Company's audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosures contained in the Company's most recent annual report to security holders have been omitted. Income from continuing operations is not necessarily representative of continuing operations for a full year for various reasons, including levels of occupancy, interest rates, acquisitions and disposals of facilities and long-term assets, revenue allowances and discount fluctuations, the timing of price changes and fluctuations in quarterly tax rates. These same considerations apply to all year-to-year comparisons.

     The Condensed Consolidated Statements of Operations for the three months and nine months ended February 28, 1994 have been reclassified to show equity in earnings of unconsolidated affiliates and minority interests in income of consolidated subsidiaries as separate line items, to be comparable with the presentation for the current periods. These items were previously included in net operating revenues and in other operating expenses, respectively.

2. The Company's net operating revenues from continuing operations consist primarily of net patient service revenues, which are based on established billing rates less applicable allowances and discounts. These allowances and discounts, primarily for patients covered by Medicare, Medicaid and other contractual programs, amounted to $692.0 million and $676.9 million for the three-month periods ended February 28, 1995 and 1994, and $2,019.9 million and $2,022.5 million for the nine-month periods, respectively.

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

     Assets and liabilities of the discontinued business at February 28, 1995 and at May 31, 1994 consisted of the following (in millions):


                                                    FEBRUARY 28,      MAY 31,
                                                       1995            1994
                                                   ------------    ------------
 Accounts and notes receivable . . . . . . . . .   $        6.5    $       90.9

 Inventories of supplies . . . . . . . . . . . .            0.4             2.8
 Property, plant and equipment . . . . . . . . .           12.5           104.9
 Prepaid expenses and other current assets . . .            0.6             3.7
 Investments and other non-current assets  . . .            --             20.1
                                                   ------------    ------------
      Total assets . . . . . . . . . . . . . . .           20.0           222.4

 Accounts payable  . . . . . . . . . . . . . . .            2.3            10.6
 Other accrued liabilities . . . . . . . . . . .            1.3            10.7
 Capital lease obligation  . . . . . . . . . . .            --              6.3
                                                   ------------    ------------
      Net assets to be disposed of . . . . . . .   $       16.4    $      194.8
                                                   ------------    ------------
                                                   ------------    ------------

     Assets are shown at their expected net realizable values and the liabilities are shown at their face amounts.

     The reserves related to discontinued operations in the accompanying balance sheet include $68.7 million for unusual litigation costs and legal fees relating to matters that have not been resolved as of February 28, 1995 and represents management's estimate of the net costs of the ultimate disposition of these matters. There can be no assurance, however, that the ultimate liability will not exceed such estimates.

4. In January 1994, the Company sold 28 inpatient rehabilitation hospitals and 45 related satellite outpatient clinics. The Company retained six rehabilitation hospitals on or near acute hospital campuses and in March 1994 sold its other remaining rehabilitation hospital. For the quarter and nine-month period ended February 28, 1994, net operating revenues of the sold facilities were approximately $38.9 million and $265.8 million, respectively, and pre-tax income, before general corporate overhead, was approximately $4.1 million and $22.2 million, respectively.

5. During the fourth quarter of fiscal 1994, the Company initiated a plan to significantly decrease overhead costs through a reduction in corporate and division staffing levels and to review the resulting office space needs of all corporate operations. The Company also decided to sell its corporate headquarters building and to lease substantially less office space in that building or at an alternative site. Costs associated with this plan were estimated to be approximately $77.0 million and were reserved in the quarter ended May 31, 1994. During the nine-month period ended February 28, 1995, actual costs incurred and charged against the reserve were approximately $9.2 million. The balance of the reserve is included in other current liabilities or other long-term liabilities.

6. On August 11, 1994, the Company completed the sale of a controlling interest in Total Renal Care, Inc. (formerly Medical Ambulatory Care, Inc., the operator of the Company's outpatient renal dialysis centers). As part of the transaction, the Company received a $75.5 million cash distribution from Total Renal Care, Inc. prior to the sale and retained an approximate 25% minority interest, which since has been reduced to approximately 23% due to the issuance of additional shares by Total Renal Care, Inc. in connection with acquisitions. The transaction resulted in a $32.0 million gain. For the quarter and nine-month period ended February 28, 1994, net operating revenues of the predecessor of Total Renal Care, Inc. were $20.2 million and $59.5 million, respectively, and operating income was approximately $2.9 million and $8.1 million, respectively. Net operating revenues and operating income included in the current year's nine-month statement of operations, for the period from June 1, 1994 through August 11, 1994 were $16.6 million and $2.7 million, respectively.

7. On March 1, 1995, in a transaction accounted for as a purchase, the Company acquired all the outstanding common stock of American Medical Holdings, Inc. ("AMH") for approximately $1.5 billion in cash and 33,156,614 shares of the Company's common stock valued at approximately $489.0 million. AMH operates general hospitals and related healthcare facilities serving primarily urban and regional areas in 13 states.

     In connection with the merger, the Company repaid approximately $1.2 billion of AMH debt and approximately $554.9 million of its own debt, including $222.0 million of loans under its April 13, 1994 revolving credit agreement, $96.6 million of unsecured medium-term notes, $93.0 million of 12 1/8% unsecured notes and $143.3 million of secured loans. The Company financed the merger and debt refinancing transactions through a new $2.3 billion credit facility and the public issuance of $1.2 billion in debt securities.

     The total purchase price is expected to exceed the fair value of the net assets acquired by approximately $2.2 billion. The resulting goodwill will be amortized on a straight-line basis over 40 years. Deferred financing costs on the new debt were $59.1 million and will be written off to interest expense using the interest method over the respective lives of the new credit facility and public debt securities, which range from 6-1/2 to 10 years.

     The following supplemental pro forma information is unaudited and assumes that the merger combination occurred as of the beginning of each period presented. The amounts reflect pro forma adjustments for interest on new and refinanced debt, depreciation on revalued property, plant and equipment, and the amortization of goodwill, as well as the following unusual, non-recurring transactions not directly related to the merger:
     (i) the August 1994 sale of a controlling interest in Total Renal Care, Inc.; (ii) the January and March 1994 sales of 29 rehabilitation hospitals;
     (iii) the September 1993 and February 1994 sales of 23 long-term care facilities to The Hillhaven Corporation ("Hillhaven") and (iv) the elimination of non-recurring gains and merger costs recorded by the Company and AMH.


                                                  THREE MONTHS               NINE MONTHS
                                               ENDED FEBRUARY 28,        ENDED FEBRUARY 28,
                                               1995         1994         1995         1994
                                             ---------    ---------    ---------    ---------
                                                 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net operating revenues  . . . . . . . . . .  $ 1,328.4    $ 1,239.2    $ 3,883.8    $ 3,614.1
Income from continuing operations . . . . .  $    62.4    $    47.7    $   167.5    $   133.3
Fully diluted earnings per share  . . . . .  $    0.30    $    0.23    $    0.81    $    0.64

     The supplemental pro forma information shown above does not purport to present the results of operations of the Company had the transactions and events assumed therein occurred on the dates specified, nor are they necessarily indicative of the results of operations that may be achieved in the future. In addition, such information does not reflect certain cost savings that management believes may be realized following the merger, currently estimated to be approximately $60 million annually beginning in fiscal 1996 (before any severance or other costs of implementing certain efficiencies). No assurances can be made as to the amount of cost savings, if any, that actually will be realized.

8. In connection with the merger and refinancing described in Note 7 above, Morgan Guaranty Trust Company of New York, Bank of America NT&SA, The Bank of New York, Bankers Trust Company and a syndicate of other lenders have entered into a new credit facility with the Company consisting of (i) a six and a half year amortizing term loan in the aggregate principal amount of $1.8 billion and (ii) a six and a half year $500.0 million revolving credit facility, with a letter of credit option not to exceed $100.0 million. The Company's unused borrowing capacity under the new credit facility was $314.4 million as of April 6, 1995.

     Borrowings under the new credit facility are secured by a first priority lien on the capital stock of certain of the Company's first-tier subsidiaries, all intercompany indebtedness owed to the Company and one of its subsidiaries' equity investments in Westminster Health Care Holdings PLC. The lenders under the new credit facility have priority as to such collateral over the Company's other indebtedness, including the new senior notes and senior subordinated notes described below. The Company's obligations under the new credit facility will rank PARI PASSU with the new senior notes and will constitute senior debt with respect to the new senior subordinated notes and any other subordinated debt of the Company.

     Loans under the new credit facility will bear interest at a base rate equal to the prime rate announced by Morgan Guaranty Trust Company of New York or, if higher, the federal funds rate plus 0.50%, plus an interest margin ranging from zero to 50 basis points, or, at the option of the Company, a London interbank offered rate ("LIBOR") for 1-, 2-, 3-, or 6-month periods plus an interest margin of from 50 to 150 basis points. The Company has agreed to pay to the lenders under the new credit facility a commitment fee on the unused loan commitment at rates ranging from 18.75 basis points to 50 basis points. The interest margins and loan commitment rates will be based on the ratios of the Company's consolidated net earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest expense and the ratio of the Company's consolidated total debt to EBITDA.

     The Company must make quarterly mandatory payments on the term loan in each fiscal year in the following annual amounts, with the first installment due on August 31, 1995 (in millions): 1996 - $180.0; 1997 - $180.0; 1998 -
     $225.0; 1999 - $315.0; 2000 - $360.0; 2001 - $405.0; and on August 31, 2001
     - $135.0. Prepayments will be required from the proceeds of certain events, including the sale of certain assets and a portion of the proceeds of a sale, if any, of the equity investments in Hillhaven, Westminster Health Care Holdings PLC, or the Company's international subsidiaries, and additional offerings of certain debt or equity securities.

     Also in connection with the merger and refinancing, the Company issued, on March 1, 1995, $300.0 million of 9-5/8% Senior Notes due September 1, 2002 and $900.0 million of 10-1/8% Senior Subordinated Notes due March 1, 2005. After underwriting discounts and commissions, the proceeds to the Company were approximately $1.2 billion. The senior notes are not redeemable by the Company prior to maturity. The senior subordinated notes are redeemable at the option of the Company, in whole or from time to time in part, at any time after March 1, 2000 at redemption prices ranging from 105.063% in 2000 to 100.0% in 2003 and thereafter.

     The senior notes are general unsecured obligations of the Company ranking senior to all subordinated indebtedness of the Company, including the senior subordinated notes, and PARI PASSU in right of payment with all other indebtedness of the Company, including borrowings under the new credit facility described above. The senior subordinated notes also are general unsecured obligations of the Company subordinated in right of payment to all existing and future senior debt of the Company, including the senior notes and borrowings under the new credit facility.

     The new credit facility and the indentures governing the senior notes and the senior subordinated notes have, among other requirements, limitations on borrowings, liens, investments, capital expenditures, dividends, asset sales, and covenants regarding maintenance of net worth, debt ratios and fixed charge coverages. Some of the March 1, 1995 proceeds of the loans under the new credit facility, the senior notes and the senior subordinated notes were used to refinance approximately $449.9 million of the current portion of the Company's long-term debt as of February 28, 1995. Accordingly, this debt has been reclassified as long-term debt in the February 28, 1995 condensed consolidated balance sheet.

9. Effective June 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company recognized $60.1 million as income in the first quarter of fiscal 1994, for the cumulative effect on prior years of adopting this standard based on tax rates in effect at June 1, 1993.

     Management believes that the net deferred tax asset at February 28, 1995 will be realized from offsetting tax provisions against future income or through tax loss carry backs.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPACT OF THE MERGER

     On March 1, 1995, in a transaction accounted for as a purchase, the Company acquired all the outstanding common stock of AMH for approximately $1.5 billion in cash and 33,156,614 shares of the Company's common stock valued at approximately $489.0 million. In connection with the merger, the Company also repaid approximately $1.2 billion of AMH debt and approximately $554.9 million of the Company's debt. The Company financed the merger and debt refinancing transactions through a new $2.3 billion credit facility and the public issuance of $1.2 billion in new debt securities.

     Presented below is certain unaudited pro forma combined balance sheet information for the Company and AMH as if the merger of the two companies and the related debt refinancing occurred on February 28, 1995 (in millions):


                                                                HISTORICAL
                                                       ----------------------------
                                                            NME            AMH         PRO FORMA
                                                       -------------  -------------  -------------
Cash and cash equivalents . . . . . . . . . . . . .      $  144.5       $   89.4       $  143.8
Accounts and notes receivable, net  . . . . . . . .         411.1          195.7          626.3
Deferred income taxes . . . . . . . . . . . . . . .         284.0           15.4          321.3
Other current assets  . . . . . . . . . . . . . . .         177.2           81.0          258.2
Total current assets  . . . . . . . . . . . . . . .       1,016.8          381.5        1,349.6
Total current liabilities . . . . . . . . . . . . .         624.9          428.5        1,058.5
Net working capital . . . . . . . . . . . . . . . .         391.9          (47.0)         291.1
Property, plant and equipment, net  . . . . . . . .       1,786.7        1,491.0        3,552.7
Intangible assets, net  . . . . . . . . . . . . . .         114.3        1,212.5        2,436.7
Long-term debt, net of current portion  . . . . . .         725.6        1,331.5        3,646.1
Other liabilities . . . . . . . . . . . . . . . . .         495.2          520.7        1,176.3
Shareholders' equity  . . . . . . . . . . . . . . .       1,485.0          841.6        1,968.5

     Management believes that the transaction will strengthen the Company in its existing markets and enhance the Company's ability to deliver quality, cost-effective health care services. The consolidation of the two companies is expected to result in certain cost savings, currently estimated to be approximately $60.0 million in fiscal 1996 (before any severance or other costs of implementing certain efficiencies). These savings are expected to be realized through the elimination of duplicate corporate overhead expenses, reduced supplies expense through the incorporation of AMH into the Company's group purchasing program and improved collection of AMH accounts receivable by the Company's wholly owned debt collection business. No assurances can be made as to the amount of cost savings, if any, that actually will be realized.

     The Company believes that its post-merger liquidity needs consist primarily of capital expenditures, debt service and working capital. Capital expenditures for the Company are expected to be approximately $400.0 million per year for each of the next three fiscal years. The Company believes that cash generated by operations and amounts available under the revolving credit portion of the new credit facility will be sufficient to meet its liquidity needs. The Company's strategy includes the pursuit of growth through strategic acquisitions. All or a portion of such acquisitions may be financed through available credit under the new credit facility or, depending on capital market conditions, the issuance of additional subordinated debt or equity securities or other bank borrowings. The Company's unused borrowing capacity under the new credit facility was $314.4 million as of April 6, 1995.

     The new credit facility and the debt securities include various affirmative, negative and financial covenants with which the Company must comply, including among other requirements, limitations on borrowings, liens, investments, capital expenditures, dividends, asset sales, and covenants regarding maintenance of net worth, debt ratios and fixed charge coverages.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents at February 28, 1995 were $144.5 million, a decrease of $168.7 million from May 31, 1994. The decrease was primarily due to expenditures relating to the resolution of unusual legal proceedings and government investigations associated with the discontinued psychiatric business. The ratio of total debt to equity was 0.57:1 at February 28, 1995 compared with 0.63:1 at May 31, 1994. The working capital at February 28, 1995 was $391.9 million compared to a deficit of $196.3 million at May 31, 1994. The principal reason for the deficit in working capital at May 31, 1994 was the fiscal 1994 increase in the current portion of long-term debt to $544.5 million. At February 28, 1995 the current portion of long-term debt was $12.7 million due to the reclassification of $449.9 of short-term obligations which were refinanced in connection with the merger.

     Cash used in operating activities was $240.6 million for the nine months ended February 28, 1995, compared to $54.1 million of cash provided by operating activities in the same period last year, including net pre-tax expenditures of $421.2 million in 1995 and $222.1 million in 1994, related to the discontinued psychiatric hospital business and restructuring charges. Of these net pre-tax expenditures during the nine months ended February 28, 1995, $379.8 million were related to payments in connection with the resolution of investigations by federal and state government agencies.

     Proceeds from the sales of facilities, investments and other assets were $167.7 million during the nine months ended February 28, 1995, compared with $530.1 million in the prior nine-month period, including proceeds of $350.0 million from the January 1994 sale of 28 inpatient rehabilitation hospitals and 45 related satellite outpatient clinics.

     Cash payments for property and equipment were $100.5 million for the nine months ended February 28, 1995 and $93.8 million for the same period last year. The estimated cost to complete major approved construction projects at the merged companies' wholly owned subsidiaries is approximately $128.0 million, all of which is related to expansion, improvement and equipping of existing domestic hospital facilities, and a significant portion of which will be spent over the next three years. The Company expects to finance all such expenditures with either internally generated funds or borrowed funds. The Company intends to continue to invest in existing and new facilities.

     During the nine months ended February 28, 1995, costs incurred and charged against the Company's $77.0 million restructuring reserve, which was established in fiscal 1994 in connection with a plan to reduce corporate and division overhead costs, were $9.2 million, consisting principally of severance payments to terminated employees. The Company expects its annual overhead savings from implementation of this plan to approximate $32.0 million, most of which is attributable to discontinued and divested operations, including its psychiatric and rehabilitation operations. The Company also expects that the sale of its corporate headquarters building to generate after-tax proceeds in excess of $40.0 million. This sale may take two years to consummate.

     Management believes that patient volumes, cash flows and operating results at the Company's principal healthcare businesses have been adversely affected by the legal proceedings and investigations described in the Annual Report to Shareholders on Form 10-K for the fiscal year ended May 31, 1994, the quarterly reports on Form 10-Q for the quarters ended August 31, 1994 and November 30, 1994 and herein. The Company has recorded reserves for the remaining legal proceedings not yet settled as of February 28, 1995 and an estimate of the legal fees related to these matters to be incurred subsequently, totaling approximately $68.7 million, of which $60.6 million is expected to be paid within one year. These reserves represent management's estimate of the net costs of the ultimate disposition of these matters. There can be no assurance, however, that the ultimate liability will not exceed such estimates.

     The Company's liquidity, including cash proceeds from operating activities, anticipated disposals of assets, realization of tax benefits associated with the expenditures and losses on sales of facilities related to the discontinued psychiatric hospital business, and the proceeds from the new credit facility and the issuance of debt securities, is believed to be adequate to finance planned capital expenditures and other known operating needs, including settlements of the unusual legal proceedings referred to herein.

RESULTS OF OPERATIONS

     Income from continuing operations before income taxes was $80.9 million for the quarter ended February 28, 1995, compared with $147.7 million for the prior year quarter. As discussed below, the results of operations for the prior year periods include the results of certain businesses which have since been divested. The prior year quarter also includes pre-tax gains on disposals of facilities and long-term investments of $60.4 million (approximately $.20 per share after taxes, fully diluted). Income from continuing operations before income taxes was $264.1 million for the nine months ended February 28, 1995, compared with $341.6 for the prior year period. These results include pre-tax net gains on disposals of facilities and long-term investments of $29.5 million (approximately $.09 per share after taxes, fully diluted) in 1995 and $89.4 million (approximately $.30 per share after taxes, fully diluted) in 1994.

     Net operating revenues from continuing operations for the quarter and nine-month period were $660.5 million and $1,962.1 million, respectively, compared with $716.0 million and $2,246.3 million in the prior year periods. The principal reasons for the 7.8% decline in revenues in the quarter and 12.7% decline in revenues in the nine-month period are (i) the August 1994 sale of approximately 75% of the Company's common stock interest in Total Renal Care, Inc.; (ii) the March 1994 sale of one inpatient rehabilitation hospital and the January 1994 sale of 28 inpatient rehabilitation hospitals and 45 related satellite outpatient clinics; and (iii) the February 1994 sale to Hillhaven of four long-term care facilities and the September 1993 sale of 19 long-term care facilities (all of which properties previously had been leased to Hillhaven) (collectively, the "divested operations"). For the quarter and nine months ended February 28, 1994, net operating revenues of the divested operations were $60.3 million and $338.9 million, respectively.

     Operating income from continuing operations before interest decreased by $5.3 million (or 5.6%) from the prior year quarter and by $14.4 million (or 5.3%) for the nine months ended February 28, 1995 from the comparable prior year period primarily due to the divested operations referred to above. The operating income margin for the current quarter increased to 13.4% from 13.1% a year ago and for the current nine-month period it increased to 13.2% from 12.1% a year ago. The increases in the operating margins are primarily due to effective cost control programs in the hospitals, initial benefits of the overhead reduction plan referred to above and the sale of the rehabilitation hospitals, which as a whole, had lower margins than the general hospitals.

     Net operating revenues from the Company's domestic general hospital operations decreased 0.6% to $1,576.5 million for the nine months ended February 28, 1995, compared to $1,585.7 million for the prior year period, representing a decrease of $9.2 million. Net operating revenues for the Company's domestic general hospitals have remained relatively unchanged as less intensive services continue to shift from an inpatient to an outpatient basis or to alternative healthcare delivery services because of technological improvements and continued increases in cost containment pressures by payors.
In addition, management believes that patient volumes, cash flows and operating results at the Company's domestic general hospitals have been adversely affected by the legal proceedings and investigations mentioned above. Management believes that these legal proceedings adversely affected the Company's ability to pursue its business strategy, particularly during fiscal 1994. The most significant of these legal proceedings and investigations have been resolved.

     On a same store basis, net operating revenues for the Company's domestic general hospitals decreased 0.2% to $1,540.2 million for the nine months ended February 28, 1995, compared to $1,543.3 million in the prior year period. Same store operating results represent the combined results of the 32 general hospitals operated by the Company throughout both the nine months ended February 28, 1995 and the prior year period.

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


                                                           THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                              FEBRUARY 28,                               FEBRUARY 28,
                                                 -------------------------------------    ----------------------------------------
                                                                             INCREASE                                    INCREASE
                                                   1995          1994       (DECREASE)        1995           1994       (DECREASE)
                                                 ---------     ---------    ----------    -----------    -----------    ----------
Number of hospitals (at end of period)  . . . .         33            34       (1)                 33             34       (1)
Licensed beds (at end of period)  . . . . . . .      6,620         6,749      (1.9)%            6,620          6,749      (1.9)%
Net inpatient revenues (in thousands) . . . . .  $ 385,700     $ 408,700      (5.6)%      $ 1,125,900    $ 1,160,000      (2.9)%
Net outpatient revenues (in thousands)  . . . .  $ 144,200     $ 133,300       8.2%       $   426,700    $   406,400       5.0%
Admissions  . . . . . . . . . . . . . . . . . .     51,882        54,304      (4.5)%          149,623        155,415      (3.7)%
Equivalent admissions . . . . . . . . . . . . .     67,637        69,309      (2.4)%          197,299        202,154      (2.4)%
Average length of stay (days) . . . . . . . . .        5.6           5.7      (0.1)               5.5            5.5        --
Patient days  . . . . . . . . . . . . . . . . .    289,897       307,870      (5.8)%          825,377        861,561      (4.2)%
Equivalent patient days . . . . . . . . . . . .    375,131       390,859      (4.0)%        1,079,755      1,112,493      (2.9)%
Net inpatient revenues per patient day  . . . .  $   1,330     $   1,328       0.2%       $     1,364    $     1,346       1.3%
Utilization of licensed beds  . . . . . . . . .      48.6%         50.7%      (2.1)% *          45.3%          46.8%      (1.5)% *
Outpatient visits . . . . . . . . . . . . . . .    394,453       366,729       7.6%         1,141,203      1,090,353       4.7%

* These percentage changes are the differences between the 1995 and 1994 percentages (%s) shown.

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

     In addition to the specific items mentioned above that continue to have an impact on the Company's results of operations, there are a number of other factors affecting our domestic business. Because of intense national, state and private industry efforts to reform the healthcare delivery and payment systems in this country and other countries in which the Company operates, the healthcare industry as a whole faces increased uncertainty. The Company is continuing to monitor these reform efforts and analyze their potential impact in order to formulate its business strategies for the future.

     Net operating revenues from the Company's other domestic operations increased 9.7% to $212.8 million for the nine months ended February 28, 1995, compared to $194.0 million for the prior year period, representing an increase of $18.8 million. This increase primarily reflects continued growth of National Health Plans, the Company's HMO and insurance subsidiary, to approximately 53,000 members at February 28, 1995, compared to approximately 37,000 members at the end of the prior year period. Net operating revenues from other domestic operations include the revenues principally of the following: (i) six rehabilitation hospitals and seven long-term care facilities located on the same campus as, or nearby, the Company's general hospitals; (ii) certain healthcare joint ventures operated by the Company; (iii) various subsidiaries of the Company that offer health maintenance organizations, preferred provider organizations and indemnity products in California; and (iv) revenues earned by the Company in consideration of the guarantee of certain indebtedness and leases of Hillhaven and of other third parties.

     Net operating revenues from the Company's international operations increased 22.3% to $156.2 million for the nine months ended February 28, 1995, compared to $127.7 million for the prior year period, representing an increase of $28.5 million. This increase is principally attributable to a 19.9% increase in net operating revenues of Australian Medical Enterprises, Ltd. ("AME"), and a 12.2% increase in the net operating revenues of the Company's two hospitals in Singapore. In addition, Centro Medico Teknon in Barcelona, Spain was opened in February 1994 and became a wholly owned subsidiary in June 1994, when the Company acquired its partner's 50% interest.

     Operating expenses, which include salaries and benefits, supplies, provision for doubtful accounts, depreciation and amortization, and other operating expenses, were $571.8 million for the quarter ended February 28, 1995, compared with $622.0 million for the prior year quarter. These expenses for the prior year periods include the divested operations, as discussed above, and to that extent, the current year and prior year periods are not comparable.

     Salaries and benefits expense decreased $37.5 million to 41.7% of net operating revenues in the three months ended February 28, 1995, compared to 43.7% in the prior year quarter. For the nine-month periods, the decrease was $179.4 million. The improvement is primarily attributable to the divested operations and a reduction in corporate and divisional staffing levels.

     Supplies expense decreased in dollar amounts in both the three-month and nine-month periods, but increased as a percentage of net operating revenues: to 12.7% from 12.0% in the three-month periods and to 12.4% from 11.3% in the nine-month periods. Most of this change is due to the sales of the rehabilitation hospitals, which were less supplies-intensive than are general hospitals.

     The provision for doubtful accounts decreased $3.7 million to 3.3% of net operating revenues for the three months ended February 28, 1995, compared to 3.6% for the prior year quarter. For the nine months ended February 28, 1995, the provision decreased $15.4 million to 3.5% of net operating revenues, compared to 3.8% in the year-earlier period. The decrease is primarily attributable to the divested operations.

     Other operating expenses decreased $5.9 million in the quarter ended February 28, 1995, compared to the year earlier period. The decline for the nine-month periods was $53.7 million. Both the quarter and the nine-month period ended February 28, 1995 had slight increases as a percent of net operating revenues, from 22.2% to 23.1% for the quarter and 22.3% to 22.8% for the nine-month period.

     Depreciation and amortization expense decreased $1.4 million in the three months ended February 28, 1995, compared to the year-ago three-month period, and $10.8 million in the nine-month period, primarily due to the divested operations as discussed above.

     Interest expense, net of capitalized interest, declined $0.5 million for the nine months ended February 28, 1995, compared to the year ago period, due to debt reductions during a period of rising interest rates.

     Investment earnings were $15.6 million in the nine months ended
February 28, 1995, compared to $20.2 million for the prior year period, and were derived primarily from notes receivable and investments in short-term marketable securities. The decrease is largely due to the financial restructuring of Hillhaven in September 1993 and the recent expenditures made in connection with the discontinued psychiatric hospital business, including the resolution of federal and state investigations and restructuring charges.

     Equity in earnings of unconsolidated affiliates decreased to $18.5 million during the nine months ended February 28, 1995, as compared to $18.9 million for the prior year period, primarily due to unusual non-recurring income at Hillhaven recorded in November 1993. The decrease was partially offset by an increase in the Company's ownership of Hillhaven from approximately 14% to approximately 33.0% during fiscal 1994. By February 28, 1995 the Company's ownership of Hillhaven had been reduced to approximately 27.0% as a result of the issuance by Hillhaven of additional stock in connection with an acquisition and as a result of action taken by the board of directors of Hillhaven to fund a purported grantor trust of Hillhaven established to fund certain employee benefit plans of Hillhaven. On February 28, 1995, Hillhaven announced that it had agreed to acquire Nationwide Care, Inc. and certain related entities in exchange for 5,000,000 new shares of common stock, subject to a potential adjustment of up to 500,000 additional shares of common stock if Hillhaven's average share price prior to closing is below $24. Assuming the issuance of 5,500,000 new shares of common stock in such transaction, the Company's beneficial ownership would be reduced to approximately 23.2%. (See "Legal Proceedings - Litigation with The Hillhaven Corporation.")

     Minority interest in income of consolidated subsidiaries represents outside shareholders' interests in consolidated, but not wholly owned, subsidiaries of the Company, and, at February 28, 1995, consists primarily of the approximately 48% minority shareholder interest in AME. Minority interest expense fell to $5.0 million in the nine months ended February 28, 1995, as compared to $6.3 million for the prior year period, primarily as a result of the divestiture of rehabilitation hospitals and the restructuring or elimination of certain joint venture arrangements controlled by the Company.

                           PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          Material Development in Previously Reported Legal Proceedings:

          JOHN C. BEDROSIAN V. NATIONAL MEDICAL ENTERPRISES, INC., JEFFREY C. BARBAKOW, MICHAEL H. FOCHT, SR., BERNICE B. BRATTER, MAURICE J. DEWALD, PETER DE WETTER AND LESTER B. KORN

          As previously reported in the Company's Form 10-K for the fiscal year ended May 31, 1994 and Form 10-Qs for the quarters ended August 31, 1994 and November 30, 1994, Mr. Bedrosian's employment claims against the Company were tried before a Superior Court Referee during the summer of 1994. The Referee issued a Statement of Decision on those claims on November 4, 1994.

          In November 1994, Mr. Bedrosian filed a motion to have the Referee's decision vacated, which motion was denied. In January 1995, Mr. Bedrosian filed a Motion for Reconsideration of that ruling and other motions seeking to have that ruling set aside. All of those motions also were denied.

          LITIGATION WITH THE HILLHAVEN CORPORATION

          On February 15, 1995, the Company filed a complaint seeking declaratory and injunctive relief in the California Superior Court for the County of Los Angeles entitled NATIONAL MEDICAL ENTERPRISES, INC.
          V. THE HILLHAVEN CORPORATION, BRUCE L. BUSBY, CHRISTOPHER J. MARKER AND DOES 1-25. The Company alleges, among other things, that the named defendants have breached their fiduciary duties to the Company and its fellow shareholders in The Hillhaven Corporation ("Hillhaven") and interfered with the Company's prospective economic advantage by undertaking a series of acts designed to: (1) entrench themselves,
          (2) dilute the Company's equity interest in Hillhaven, and (3) deprive all of Hillhaven's shareholders the opportunity to consider the friendly acquisition proposal made by Horizon Healthcare Corporation to Hillhaven. On March 7, 1995, the Services Employees International Union, a union allegedly representing 2,000 Hillhaven employees at approximately 40 Hillhaven nursing homes, and Joann Sforza, an individual allegedly employed by Hillhaven moved to file a complaint in intervention in the case. On March 23, 1995, the parties entered into a stipulation staying all activity in the case for a 45 day period. On March 24, 1994, an order confirming the stay was entered by the court.

          PSYCHIATRIC MALPRACTICE CASES

          The Company continues to experience a greater than normal level of litigation relating to its former psychiatric operations. The majority of the lawsuits filed contain allegations of fraud and conspiracy against the parent company and certain of its subsidiaries and former employees. The Company believes that the increase in litigation stems, in whole or in part, from advertisements by certain lawyers seeking former psychiatric patients in order to ascertain whether potential claims exist against the Company. The advertisements focus, in many instances, on the Company's past settlement of disputes involving the operations of its former psychiatric division, including the Company's resolution of the government's investigation and the corresponding criminal plea agreement. During the quarter ended February 28, 1995, additional lawsuits were filed, including one lawsuit in Texas with approximately 630 individual plaintiffs who are purported to have been patients in certain Texas psychiatric facilities. The lawsuit is in a very preliminary stage; however, the Company believes it has a number of defenses to actions by certain of the individual plaintiffs including, but not limited to, the defense that certain claims are barred by applicable statutes of limitations. Until the lawsuits are resolved, the Company will continue to incur substantial legal expenses. The Company expects that additional lawsuits of this nature will be filed.

          LITIGATION RELATING TO THE MERGER OF NME AND AMI

          As previously reported in the Company's Form 10-Q for the quarter ended November 30, 1994, a total of nine purported class actions (the "Class Actions") have been filed challenging the Merger in both Delaware and California. The seven Class Actions filed in the Delaware Court of Chancery have been consolidated under the caption, In re: American Medical Holdings, Inc., Shareholders Litigation, C.A. No. 13797, and discovery is continuing in this case. In addition, two purported class actions, entitled Ruth LeWinter and Raymond Cayuso v. the AMH Directors (with the exception of Harold S. Williams), NME and AMH, Case No. BC115206 and David F. and Sylvia Goldstein v. O'Leary, NME, AMH, et al., Case No. BC-116104, have been filed in the Superior Court of the State of California, County of Los Angeles. The California actions have been stayed pending the resolution of the Delaware actions. There will be a status conference in the California actions in June, 1995. Because the Merger has been consummated, plaintiffs seek rescission or rescissory damages, an accounting of all profits realized and to be realized by the defendants in connection with the Merger and the imposition of a constructive trust for the benefit of the plaintiffs and other members of the purported classes pending such an accounting. Plaintiffs also seek monetary damages of an unspecified amount together with prejudgment interest and attorneys' and experts' fees. AMH and NME believe that the complaints are without merit.

Items 2, 3 and 4 are not applicable.

Item 5.   Other Events

          The Company is soliciting proxies from Hillhaven's shareholders in favor of a non-binding resolution urging the Hillhaven Board of Directors to take action to maximize the value of all shareholders' investment in Hillhaven through the immediate sale or merger of Hillhaven. The purpose of the solicitation is to give all Hillhaven shareholders the opportunity to send such a message to the Hillhaven Board of Directors. Hillhaven has announced that a special committee of its Board has instructed Hillhaven's investment banker to explore strategic alternatives, including the possible sale of Hillhaven to third parties. As part of the process, Hillhaven has stated that it intends to engage in discussions with persons interested in acquiring Hillhaven. Hillhaven also announced, however, that the special committee may conclude that the best available alternative for Hillhaven is to remain a publicly owned company pursuing its existing strategy for enhancing value and servicing its constituents. The Company plans to vote its 8,878,147 shares of Hillhaven common stock (which is estimated to represent approximately 27% of the shares outstanding) in favor of the resolution.

          On March 1, 1995, AMH Acquisition Co., a wholly-owned subsidiary of the Company, merged into AMH. Pursuant to the merger, AMH, and its wholly-owned subsidiary, AMI became direct or indirect wholly-owned subsidiaries of the Company. Concurrently with the merger, the Company began doing business as Tenet Healthcare Corporation. The Company intends to solicit its shareholders to consent to an amendment of the Company's Restated Articles of Incorporation legally changing its name from National Medical Enterprises, Inc. to Tenet Healthcare Corporation.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               (3)  Articles of Incorporation and Bylaws

                    (b)  Restated Bylaws of Registrant, as amended March 1,
                         1995.

               (4) Instruments Defining the Rights of Security Holders, Including Indentures

                    (a) Indenture, dated as of March 1, 1995, between National Medical Enterprises, Inc. and The Bank of New York, as Trustee, related to $300,000,000 9 5/8% Senior Notes due 2002.

                    (b) Indenture, dated as of March 1, 1995, between National Medical Enterprises, Inc. and The Bank of New York, as Trustee, related to $900,000,000 10 1/8% Senior Subordinated Notes due 2005.

               (10) Material Contracts

                    (a) $2,300,000,000 Credit Agreement, dated as of February 28, 1995, among National Medical Enterprises, Inc., the Lenders party thereto, Morgan Guaranty Trust Company of New York, Bank of America National Trust and Savings Association, The Bank of New York and Bankers Trust Company, as Arranging Agents, and Morgan Guaranty Trust Company of New York as Administrative Agent.

                    (b) $91,350,000 Amended and Restated Letter of Credit and Reimbursement Agreement, dated as of February 28, 1995, among National Medical Enterprises, Inc., as Account Party, and Bank of America National Trust and Savings Association, The Bank of New York, Bankers Trust Company and Morgan Guaranty Trust Company of New York, as Banks, and The Bank of New York, as Issuing Bank.

               (11) (Page 26) Statement Re: Computation of Per Share Earnings
                    for the three months and nine months ended February 28, 1995 and 1994.

               (27) Financial Data Schedule (included only in the EDGAR filing).

          (b)  Reports on Form 8-K

               (a) During the quarter ended February 28, 1995, the Company filed a Current Report on Form 8-K, dated January 31, 1995 for Item 5, Other Events. The Form 8-K was filed in connection with the merger of AMH and AMH Acquisition Co., a wholly-owned subsidiary of the Company, in order to provide the holders of the common stock of AMH certain supplemental financial information about the Company after giving effect to certain divestitures done by the Company. The Form 8-K included certain unaudited adjusted operating information of the Company for each of the last three fiscal years and for the six months ended November 30, 1993 and 1994, together with a summary discussion of such adjusted operating results for each of such periods.

               (b) During the quarter ended February 28, 1995, the Company filed a Current Report on Form 8-K, dated February 10, 1995 for Item 5, Other Events. The Form 8-K was filed in connection with the merger of AMH and AMH acquisition Co., a wholly-owned subsidiary of the Company. The Form 8-K included (i) certain unaudited pro forma financial information of the Company for the fiscal year ended May 31, 1994 and for the six months ended November 30, 1993 and 1994, together with the notes thereto and (ii) consolidated balance sheets of AMH for the fiscal years ended August 31, 1994 and 1993, and the related consolidated statements of income, of cash flows and of shareholders' equity for the fiscal years ended August 31, 1994, 1993 and 1992.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        NATIONAL MEDICAL ENTERPRISES, INC.
                                                   (Registrant)




Date:  April 14, 1995                        /s/ RAYMOND L. MATHIASEN
                                        -----------------------------------
                                               Raymond L. Mathiasen
                                              Senior Vice President,
                                              Chief Financial Officer