Form 10-K
period 1995-05-31
TENET HEALTHCARE CORP
filed 1995-08-25
CIK 70318

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            FOR THE FISCAL YEAR ENDED MAY 31, 1995. [FEE REQUIRED]

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM      TO      . [NO FEE REQUIRED]

                        COMMISSION FILE NUMBER: I-7293

                               ----------------
                         TENET HEALTHCARE CORPORATION
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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                             NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                ON WHICH REGISTERED
           -------------------               ---------------------
Common Stock                                New York Stock Exchange
                                            Pacific Stock Exchange
9 5/8% Senior Notes due 2002                New York Stock Exchange
10 1/8% Senior Subordinated Notes due 2005  New York Stock Exchange
Preferred Stock Purchase Rights             New York Stock Exchange
                                            Pacific Stock Exchange

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                      -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

  As of July 31, 1995 there were 199,997,979 shares of Common Stock outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, based on the closing price of these shares on the New York Stock Exchange, was $3,042,163,040. For the purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

  Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1995, have been incorporated by reference into Parts I, II and IV of this Report. Portions of the definitive Proxy Statement for the Registrant's 1995 Annual Meeting of the Shareholders have been incorporated by reference into Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                         FORM 10-K ANNUAL REPORT--1995

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                                                                                                 PAGE
                                                                                                 ----
Part I
 Item 1.  Business..............................................................................   1
 Item 2.  Properties............................................................................  14
 Item 3.  Legal Proceedings.....................................................................  14
 Item 4.  Submission of Matters to a Vote of Security Holders...................................  17
Part II
 Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.................  18
 Item 6.  Selected Financial Data...............................................................  18
 Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.  18
 Item 8.  Financial Statements and Supplementary Data...........................................  18
 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  18
Part III
 Item 10. Directors and Executive Officers of the Registrant....................................  18
 Item 11. Executive Compensation................................................................  18
 Item 12. Security Ownership of Certain Beneficial Owners and Management........................  18
 Item 13. Certain Relationships and Related Transactions........................................  18
Part IV
 Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.....................  19

--------
Note: The responses to Items 5 through 8, Items 12 and 13 and portions of
      Items 1, 3, 10, 11 and 14 are included in the Registrant's Annual Report to Shareholders for the year ended May 31, 1995, or the definitive Proxy Statement for the Registrant's 1995 Annual Meeting of Shareholders. The required information is incorporated into this Report by reference to those documents and is not repeated herein.

                                    PART I

ITEM 1. BUSINESS

                                    GENERAL

  Tenet Healthcare Corporation (formerly known as National Medical Enterprises, Inc.) (together with its subsidiaries, "Tenet", the "Registrant" or the "Company") is a leading investor-owned healthcare company that operates general hospitals and related healthcare facilities serving primarily urban areas in 13 states and holds investments in other healthcare companies. At May 31, 1995, Tenet operated 70 domestic general hospitals, with a total of 15,451 licensed beds, located in Alabama, Arkansas, California, Florida, Georgia, Indiana, Louisiana, Missouri, Nebraska, North Carolina, South Carolina, Tennessee and Texas. Tenet grew from an operator of 35 general hospitals at May 31, 1994, to an operator of 70 general hospitals and related healthcare facilities at May 31, 1995, through its acquisition of American Medical Holdings, Inc. ("AMH"). That acquisition was accomplished on March 1, 1995, when a subsidiary of Tenet was merged into AMH, leaving AMH as a wholly-owned subsidiary of Tenet (the "Merger").

  In May, 1995, Tenet announced agreements to acquire a two-general-hospital system in New Orleans, Louisiana and one general hospital in El Paso, Texas. The New Orleans transaction closed in the first quarter of fiscal 1996, and the El Paso transaction is expected to close in the second or third quarter of fiscal 1996. In the first quarter of fiscal 1996, Tenet acquired a one-third interest in a general hospital (82 beds) outside of Birmingham, Alabama, announced a joint venture formed to develop a new general hospital in Weston, Florida, and announced the signing of a letter of intent by another joint venture to acquire a general hospital in Jonesboro, Arkansas. In fiscal 1995, Tenet sold two general hospitals (202 beds) in Montclair and Ontario, California.

  At May 31, 1995, Tenet also operated six rehabilitation hospitals (the "Campus Rehabilitation Facilities"), seven long-term care facilities (the "Campus Long-Term Care Facilities") and five psychiatric facilities (the "Campus Psychiatric Facilities") located on the same campus as, or nearby, Tenet's general hospitals and various ancillary healthcare operations discussed in more detail under Other Domestic Operations on page 5 below.

  At May 31, 1995, Tenet operated 13 general hospitals in Australia, Singapore, Spain and Malaysia, with a total of 1,693 licensed beds. Tenet has sold its two Singapore hospitals and is in the process of selling certain of its other international operations. These operations are discussed in more detail under International Operations on page 5 below.

  At May 31, 1995, Tenet held investments in the following other healthcare companies: (i) The Hillhaven Corporation ("Hillhaven"), a publicly traded company listed on the New York Stock Exchange ("NYSE"), (ii) Westminster Health Care Holdings PLC ("Westminster"), a publicly traded company listed on the London Stock Exchange, (iii) Total Renal Care, Inc. ("TRC"), and (iv) Health Care Property Partners ("HCPP"), a partnership originally formed by the Company and Health Care Property Investors, Inc. These investments, including the anticipated acquisition of Hillhaven by Vencor, Inc. ("Vencor"), are discussed in more detail under Investments on page 6 below.

  At the beginning of fiscal 1995, Tenet continued to operate as a discontinued business 54 freestanding psychiatric hospitals, residential treatment centers and substance abuse recovery facilities (collectively, the "Discontinued Facilities"). By the end of fiscal 1995, Tenet had sold or closed all but two of those Discontinued Facilities. In fiscal 1995, Tenet also sold its Management Services Division, which through subsidiaries managed psychiatric, substance abuse and rehabilitation hospitals and units for third parties and for Tenet.

  Under segment reporting criteria, Tenet believes that "healthcare" is its only material business segment. See the discussion of Tenet's revenues and operations in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Tenet's 1995 Annual Report to
Shareholders.

                                  OPERATIONS

DOMESTIC GENERAL HOSPITALS

  All of Tenet's general hospital and other healthcare operations are conducted through NME Hospitals, Inc., AMH and various other subsidiaries and affiliates. At May 31, 1995, Tenet's subsidiaries and affiliates operated 70 general hospitals (15,451 beds) serving primarily urban areas in 13 states. Of those hospitals, 54 are owned (including one owned facility that is on leased land) and 16 are owned by and leased from others (including two leased from
HCPP).

  In May, 1995, Tenet announced agreements to acquire a two-general-hospital system in New Orleans, Louisiana and one general hospital in El Paso, Texas. The New Orleans transaction closed in the first quarter of fiscal 1996, and the El Paso transaction is expected to close in the second or third quarter of fiscal 1996. In the first quarter of fiscal 1996, Tenet acquired a one-third interest in a general hospital (82 beds) outside of Birmingham, Alabama, announced a joint venture formed to develop a new general hospital in Weston, Florida, and announced the signing of a letter of intent by another joint venture to acquire a general hospital in Jonesboro, Arkansas. In fiscal 1995, Tenet sold two general hospitals (202 beds) in Montclair and Ontario, California.

  Each of Tenet's general hospitals offers acute care services and generally offers fully equipped operating and recovery rooms, radiology services, intensive care and coronary care nursing units, pharmacies, clinical laboratories, respiratory therapy services, physical therapy services and outpatient facilities. A number of the hospitals also offer tertiary care services such as open heart surgery, neonatal intensive care, neurosciences, orthopedics services and oncology services and two of the hospitals, USC University Hospital and Sierra Medical Center, offer quartenary care in such areas as heart, lung, liver and kidney transplants and gamma knife brain surgery. With the exception of one general hospital that has not sought to be accredited, each of the Company's facilities that is eligible for accreditation is fully accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), the Commission on Accreditation of Rehabilitation Facilities (in the case of the Campus Rehabilitation Hospitals) or another appropriate accreditation agency, which accreditation generally is required for participation in government payment programs.

  Technological developments permitting more procedures to be performed on an outpatient basis, in conjunction with pressures to contain healthcare costs, have led to a shift from inpatient care to ambulatory or outpatient care. Tenet has responded to this trend by enhancing its hospitals' outpatient service capabilities, including (i) establishing freestanding outpatient surgery centers at or near certain of its hospital facilities, (ii) reconfiguring certain hospitals to more effectively accommodate outpatient treatment, by, among other things, providing more convenient registration procedures and dedicated entrances, and (iii) restructuring existing surgical capacity to allow a greater number and range of procedures to be performed on an outpatient basis. Tenet's facilities will continue to emphasize those outpatient services that can be provided on a cost-effective basis and which the Company believes will experience increased demand.

  In addition, inpatient care is continuing to move from acute care to sub-acute care. Tenet has been proactive in the development of a variety of sub-acute inpatient services to utilize a portion of its unused capacity, thereby retaining a larger share of overall healthcare expenditures. By offering cost-effective ancillary services in appropriate circumstances, Tenet is able to provide a continuum of care where the demand for such services exists. For example, in certain hospitals the Company has developed transitional care units and pediatric, rehabilitation and long-term care sub-acute units. Such units utilize less intensive staffing levels to provide the range of services sought by payers with a lower cost structure.

  The following table lists, by state, the general hospitals owned or (if indicated below) leased by Tenet's subsidiaries and operated domestically as of May 31, 1995:

                       OWNED OR LEASED GENERAL HOSPITALS

                                                                                    NUMBER OF
NAME OF FACILITY                               LOCATION                           LICENSED BEDS
----------------                               --------                           -------------
ALABAMA
   Brookwood Medical Center                    Birmingham                              586
ARKANSAS
   Central Arkansas Hospital                   Searcy                                  169
   National Park Medical Center                Hot Springs                             166
   St. Mary's Regional Hospital                Russellville                            170
CALIFORNIA
   Alvarado Hospital Medical Center            San Diego                               231
   Century City Hospital(1)                    Los Angeles                             190
   Community Hospital & Rehabilitation
    Center of Los Gatos(1)                     Los Gatos                               175
   Doctors Hospital of Manteca                 Manteca                                  73
   Doctors Hospital of Pinole(1)               Pinole                                  137
   Doctors Medical Center of Modesto           Modesto                                 433
   Encino Hospital(2)                          Encino                                  151
   Garden Grove Hospital and Medical Center    Garden Grove                            167
   Garfield Medical Center                     Monterey Park                           223
   Irvine Medical Center(1)                    Irvine                                  176
   John F. Kennedy Memorial Hospital           Indio                                   130
   Lakewood Regional Medical Center            Lakewood                                175
   Los Alamitos Medical Center                 Los Alamitos                            173
   Medical Center of North Hollywood           North Hollywood                         163
   Placentia Linda Community Hospital          Placentia                               114
   Redding Medical Center                      Redding                                 185
   San Dimas Community Hospital                San Dimas                                99
   San Ramon Regional Medical Center           San Ramon                               123
   Sierra Vista Regional Medical Center        San Luis Obispo                         195
   South Bay Hospital(1)                       Redondo Beach                           201
   Tarzana Regional Medical Center(2)          Tarzana                                 233
   Twin Cities Community Hospital              Templeton                                84
   USC University Hospital(3)                  Los Angeles                             261
FLORIDA
   Delray Community Hospital                   Delray Beach                            211
   Hollywood Medical Center                    Hollywood                               334
   Memorial Hospital of Tampa(4)               Tampa                                   174
   North Ridge Medical Center                  Ft. Lauderdale                          395
   Palm Beach Gardens Medical Center(1)        Palm Beach Gardens                      204
   Palmetto General Hospital                   Hialeah                                 360
   Palms of Pasadena Hospital                  St. Petersburg                          310
   Seven Rivers Community Hospital             Crystal River                           128
   Town and Country Hospital                   Tampa                                   201
   West Boca Medical Center                    Boca Raton                              185
GEORGIA
   North Fulton Regional Hospital(1)           Roswell                                 167
   Spalding Regional Hospital                  Griffin                                 160
INDIANA
   Culver Union Hospital                       Crawfordsville                          120

                                                                                    NUMBER OF
NAME OF FACILITY                               LOCATION                           LICENSED BEDS
----------------                               --------                           -------------
LOUISIANA
   Doctors Hospital of Jefferson(1)            Metairie                                138
   Jo Ellen Smith Medical Center               New Orleans                             164
   Meadowcrest Hospital                        Gretna                                  200
   Northshore Regional Medical Center(1)       Slidell                                 174
   St. Charles General Hospital                New Orleans                             173
   Kenner Regional Medical Center              Kenner                                  300
MISSOURI
   Columbia Regional Hospital(5)               Columbia                                301
   Kirksville Osteopathic Medical Center(1)    Kirksville                              119
   Lucy Lee Hospital(1)                        Poplar Bluff                            201
   Lutheran Medical Center                     St. Louis                               408
NEBRASKA
   Saint Joseph Hospital                       Omaha                                   374
NORTH CAROLINA
   Central Carolina Hospital                   Sanford                                 137
   Frye Regional Medical Center(1)             Hickory                                 355
SOUTH CAROLINA
   East Cooper Community Hospital              Mount Pleasant                          100
   Hilton Head Hospital(6)                     Hilton Head                              68
   Piedmont Medical Center                     Rock Hill                               268
TENNESSEE
   John W. Harton Regional Medical Center      Tullahoma                               137
   Saint Francis Hospital                      Memphis                                 890
   University Medical Center                   Lebanon                                 260
TEXAS
   Brownsville Medical Center                  Brownsville                             165
   Doctors Hospital                            Dallas                                  268
   Mid-Jefferson Hospital                      Nederland                               138
   Nacogdoches Medical Center                  Nacogdoches                             150
   Odessa Regional Hospital(7)                 Odessa                                  100
   Park Place Hospital                         Port Arthur                             223
   Park Plaza                                  Houston                                 468
   RHD Memorial Medical Center(1)              Dallas                                  190
   Sierra Medical Center                       El Paso                                 365
   Trinity Medical Center(1)                   Carrollton                              149
   Twelve Oaks Hospital                        Houston                                 336

--------
(1) Leased from a third party.

(2) Leased by a partnership in which Tenet's subsidiaries own a 75% interest.

(3) On leased land.

(4) Owned by a partnership in which Tenet's subsidiaries own a 76% interest.

(5) Excludes the 64-bed Keller Memorial Hospital in Columbia, Missouri, the financial results of which were combined with the Columbia Regional Hospital. The lease for Keller Memorial Hospital was terminated during the first quarter of fiscal year 1996.

(6) Owned by a partnership in which Tenet's subsidiaries own a 70% interest.

(7) Owned by a partnership in which Tenet's subsidiaries own an 82% interest.

  The following table shows certain information about the general hospitals owned or leased domestically by Tenet, for the fiscal years ended May 31:

                                              1995   1994   1993   1992   1991
                                              ----   ----   ----   ----   ----
   Total number of facilities...............     70     35     35     35     35
   Total number of licensed beds............ 15,451  6,873  6,818  6,559  6,591
   Average occupancy during the period......     47%    47%    48%    51%    52%

  The above tables do not include the Campus Rehabilitation Hospitals, the Campus Long-Term Care Facilities or the Campus Psychiatric Facilities.

OTHER DOMESTIC OPERATIONS

  At May 31, 1995, Tenet's subsidiaries operated the Campus Rehabilitation Hospitals, which are located in California, Florida, Louisiana and Texas, Campus Long-Term Care Facilities, which are located in California, Florida, Louisiana and Texas (and which are managed by Hillhaven) and Campus Psychiatric Facilities, which are located in California, Louisiana, Florida and Nebraska. In the first quarter of fiscal 1996, the Company combined the operations of one Campus Rehabilitation Facility with the operations of a nearby general hospital. In addition, Tenet's subsidiaries operated various ancillary healthcare operations, including outpatient surgery centers, home healthcare programs, ambulatory, occupational and rural healthcare clinics, a health maintenance organization, a preferred provider organization and a managed care insurance company.

INTERNATIONAL OPERATIONS

  At May 31, 1995, the Company's subsidiaries (i) operated two hospitals in Singapore (650 beds), (ii) owned a 52% interest in Australian Medical Enterprises ("AME"), a publicly traded Australian healthcare company that operated nine hospitals (634 beds) and a pathology business, (iii) operated the tertiary-care Centro Medico Teknon hospital (184 beds) in Barcelona, Spain, which opened in February, 1995, (iv) managed one hospital (225 beds) (in which it owns a 30% interest) in Kuala Lumpur, Malaysia, (v) owned a 40% interest in a joint venture that is developing the new 554-bed tertiary-care Bumrungrad Medical Center in Bangkok, Thailand, expected to be completed during the first quarter of fiscal 1997, and (vi) owned a 90% interest in a joint venture with a local community organization that is developing a 56-bed hospital in Cham, Canton Zug, Switzerland, expected to open in the second quarter of fiscal 1996, a project acquired in connection with the Merger. The net operating revenues of these operations comprised approximately 5% of Tenet's consolidated net operating revenues from all sources for both fiscal 1995 and 1994.

  During fiscal 1995, Tenet's management concluded that it would be in the best interests of Tenet's shareholders for the Company to focus on its core business of operating domestic general hospitals rather than on its international operations. Consequently, on June 28, 1995, Tenet sold its two Singapore hospitals to Parkway Holdings Limited ("Parkway"), pursuant to a May 24, 1995 agreement, and on July 5, 1995, Tenet entered into a definitive agreement with Parkway to sell Tenet's approximately 52% interest in AME. On August 22, 1995, Health Care of Australia, an Australian company, made a bid for all of AME's shares. Tenet expects to complete the sale of its interest in AME to Parkway, Health Care of Australia or any other party prior to the end of the second quarter of fiscal 1996. Tenet also expects to sell its 40% interest in the Bumrungrad Medical Center in Thailand and to sell to its partner its 30% interest in the Subang Jaya Medical Centre in Malaysia prior to the end of the second quarter of fiscal 1996.

                                  INVESTMENTS

  The Company owns 8,878,147 shares, or an approximately 26% voting interest, of Hillhaven, a Nevada corporation listed on the NYSE under the symbol "HIL". In addition, at May 31, 1995, the Company held 35,000 shares of Hillhaven's cumulative non-voting 8 1/4% Series C Preferred Stock (the "Hillhaven Series C Preferred"), with an aggregate liquidation preference of $35.0 million, and 64,416 shares of Hillhaven's cumulative non-voting 6 1/2% payable-in-kind Series D Preferred Stock (the "Hillhaven Series D Preferred"), with an aggregate liquidation preference of approximately $64.4 million. On June 1, 1995, the Company received a dividend of 1,014 additional shares of Hillhaven Series D Preferred and on September 1, 1995, the Company expects to receive a dividend of 1,014 additional shares of Series D Preferred. At May 31, 1995, Hillhaven operated 287 long-term care facilities, 57 pharmacies and 19 retirement housing communities in the United States.

  On April 24, 1995, Vencor and Hillhaven announced that they had entered into an agreement pursuant to which Vencor would acquire Hillhaven. Under the terms of that agreement, Hillhaven's shareholders are to receive $32.25 in value (subject to adjustment under certain circumstances depending upon the market price of Vencor's stock) in Vencor common stock for each share of Hillhaven common stock. In addition, the Company expects to receive approximately $90 million for its Hillhaven Series C Preferred and Hillhaven Series D Preferred, which equals 90% of the aggregate of the liquidation values at the time the transaction is expected to close. That transaction currently is pending.

  The Company owns 21,499,999 shares (26,874,998 shares following Westminster's pending 1 for 4 rights offering expected to close August 31,
1995), or approximately 42%, of the outstanding common stock of Westminster, a United Kingdom company listed on the London Stock Exchange under the symbol "WHC". Westminster, which operated 69 nursing homes and conducted other healthcare operations at May 31, 1995, currently is the second largest long-term care provider in the United Kingdom.

  The Company also owns 4,500,000 shares of common stock, or an approximately 23% voting interest, of TRC, a leading dialysis services provider in the United States. TRC operated 57 freestanding kidney dialysis units in 10 states at May 31, 1995.

  Additionally, the Company owns approximately 23% of HCPP, a partnership originally formed by the Company and Health Care Property Investors, Inc. for the purpose of acquiring from and leasing back to the Company 21 long-term care facilities, two general hospitals and one psychiatric facility. Since that time, the Company has assigned to Hillhaven and other third parties its leasehold interests in the 21 long-term care facilities and the psychiatric hospital, but remains contingently liable for the lease payments on those facilities. The Company continues to lease the two general hospitals from HCPP. HCPP does not own any properties other than those originally purchased from the Company.

                                  PROPERTIES

  Tenet's principal executive offices are located in an approximately 310,000 square foot office building owned by Tenet and located at 2700 Colorado Avenue, Santa Monica, California 90404. The telephone number is (310) 998-8000. The Company has announced that it intends to sell its corporate headquarters building in Santa Monica. Following the Merger, all of Tenet's hospital support services were moved to leased space in its operations center in Dallas, Texas, leaving only the corporate headquarters in Santa Monica. The Company has announced that it has leased new space for its corporate headquarters in Santa Barbara, California, and expects to move to that new space during the third quarter of fiscal 1996. At May 31, 1995, Tenet and its operating subsidiaries also were leasing other office space in Fairfax, Virginia; Tampa, Florida; Irving, Texas; and Costa Mesa, Los Angeles, Modesto, Santa Ana and Santa Monica, California.

  As of May 31, 1995, Tenet's subsidiaries operated domestically 65 medical office buildings, including 22 that are leased from others, most of which are adjacent to Tenet's general hospitals. These buildings are occupied by approximately 1,700 physicians.

  The number of licensed beds and locations of the Company's general hospitals are described on pages 2 through 5. As of May 31, 1995, Tenet had approximately $104 million of outstanding loans secured by real property and approximately $51 million of capitalized lease obligations. The Company believes that all of these properties, as well as the administrative and medical office buildings described above, are suitable for their intended purposes.

                          MEDICAL STAFF AND EMPLOYEES

  Tenet's hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. Members of the medical staffs of Tenet's hospitals often serve on the medical staffs of hospitals not owned by the Company and may terminate their affiliation with the Tenet hospital or shift their admissions to competing hospitals at any time. Although the Company recently has begun to purchase physician practices and employ physicians, most of the physicians who practice at the Company's hospitals are not employees of the Company. Nurses, therapists, lab technicians, facility maintenance staff and the administrative staff of hospitals, however, normally are employees of the Company.

  The number of Tenet employees (of which approximately 30% were part-time employees) at May 31, 1995, was approximately as follows:

      Hospital Division(1)............................................... 63,000
      International Hospital Division....................................  4,800
      Other Businesses...................................................    550
      Corporate Headquarters and Operations Center.......................    700
                                                                          ------
          Total.......................................................... 69,050
                                                                          ======

--------
(1) Includes employees whose employment relates to the operations of the Campus Psychiatric Facilities and the Campus Rehabilitation Hospitals.

  As a result of the Merger and the relocation of substantially all of the Company's hospital support services to the Company's Dallas, Texas, operations center, approximately 150 positions are to be eliminated from the corporate headquarters or the operations center prior to the end of fiscal 1996. Tenet established a reserve at May 31, 1995, to cover the costs of the severance packages and other costs related to the reduction in force.

  Tenet is subject to the federal minimum wage and hour laws and maintains various employee benefit plans. Labor relations at Tenet's facilities have been satisfactory. A small percentage of Tenet's employees are represented by labor unions. Although the Company currently is not experiencing a shortage of nursing personnel, the availability of nursing personnel fluctuates from year to year, and the Company cannot predict the degree to which it will be affected by the future availability and cost of nursing personnel.

                                  COMPETITION

  Tenet's general hospitals, rehabilitation hospitals, long-term care facilities and psychiatric facilities operate in competitive environments. A facility's competitive position within the geographic area in which it operates is affected by such competitive factors as the quality of care provided, including the number, quality and specialties of the physicians, nurses and other healthcare professionals on staff, its reputation, the number of competitive facilities, the state of its physical plant, the quality and the state of the art of its medical equipment, its location and its charges for services. Tax-exempt competitors may have certain financial advantages such as endowments, charitable contributions, tax-exempt financing and exemption from sales, property and income taxes not available to Tenet facilities. The length of time a facility has been a part of the community and the availability of other healthcare alternatives also are competitive factors.

  An expanding factor in the competitive position of Tenet's facilities is the ability of Tenet to obtain managed care contracts with payers that contract with healthcare providers on a discounted or capitated basis in exchange for sending some or all of their members/employees to those providers. Under capitated contracts, hospitals receive specific fixed periodic payments based on the number of members of the health maintenance organization or preferred provider organization, regardless of the actual costs incurred and services provided. The importance of obtaining managed care contracts has increased over the years as employers and others attempt to control rising healthcare costs. Tenet evaluates changing circumstances on an ongoing basis and positions itself to compete in the managed care market. Tenet's facilities have been actively pursuing and entering into managed care contracts.

  The Company, and the healthcare industry as a whole, face the challenge of continuing to provide quality patient care while dealing with strong competition for patients and pressure on reimbursement rates by both private and government payers. National and state efforts to reform the United States healthcare system may further impact reimbursement rates. Changes in medical technology, existing and future legislation, regulations and interpretations and competitive contracting for provider services by payers may require changes in the Company's facilities, equipment, personnel, rates and/or services in the future.

  The general hospital industry and the Company's general hospitals continue to have significant unused capacity, and thus there is substantial competition for patients. Inpatient utilization, average lengths of stay and average occupancy continue to be negatively affected by payer-required pre-admission authorization and utilization review and payer pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Increased competition, admissions constraints and payer pressures are expected to continue. There continue to be increases in inpatient acuity and intensity of services as less intensive services shift from an inpatient to an outpatient basis or to alternative healthcare delivery services because of technological improvements and as cost controls by payers become greater. Allowances and discounts are expected to continue to rise, and to cause decreases in revenues, because of increasing cost controls by government and private payers and because of the increasing percentage of business negotiated with purchasers of group healthcare services. To meet these challenges, the Company (i) has expanded many of its general hospitals' facilities to include outpatient centers, (ii) offers discounts to private payer groups, (iii) enters into capitation contracts in some service areas, (iv) upgrades facilities and equipment and (v) offers new programs and services.

  The Company also is responding to these changes by forming integrated healthcare delivery systems. Components of these systems include encouraging physicians practicing at its hospitals to form independent physician associations ("IPAs"), having the Company join with those IPAs, physicians and physician group practices to form physician hospital organizations ("PHOs") to contract with managed care and other payers and forming management services organizations ("MSOs") to (i) purchase physician practices or their assets, as appropriate, (ii) provide management and administrative services to physicians, physician group practices and IPAs and (iii) enter into managed care contracts both on behalf of those groups and, in certain circumstances, on behalf of PHOs.

  In large part, hospital revenues depend on the physicians on staff who admit or refer patients to the hospital. Physicians refer patients to hospitals on the basis of the quality of services provided by the hospital to patients and their physicians, the hospital's location, the quality of the medical staff affiliated with the hospital and the quality of the hospital's facilities, equipment and employees. The Company attracts physicians to its hospitals by equipping its hospitals with sophisticated equipment, providing physicians with a large degree of independence in conducting their hospital practices and sponsoring training programs to educate physicians on advanced medical procedures. While physicians may terminate their association with a hospital at any time, Tenet believes that by striving to maintain and improve the level of care at its hospitals and by maintaining high ethical and professional standards, it will retain qualified physicians with a variety of specialties. A hospital's revenues also may be affected by the ability of its management to negotiate favorable group health service contracts with payers. The number of persons and the patient mix represented by such group contracts impact the hospital's operating results.

  As a result, in part, of the changes in the industry, there has been significant consolidation in the hospital industry over the past decade and many hospitals have closed. Tenet's management believes that continuing cost-containment pressures will lead to a continued increase in managed care and further consolidation in the hospital industry.

                     MEDICARE, MEDICAID AND OTHER REVENUES

  Tenet receives payments for patient care from private insurance carriers, Federal Medicare programs for elderly and disabled patients, health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), state Medicaid programs for indigent and cash grant patients, the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"), employers and patients directly. In general, Medicare payments for general hospital outpatient services, psychiatric care and physical rehabilitation are based on the lower of charges and allowable costs, subject to certain limits. General hospital inpatient services are reimbursed under Medicare based on a prospective payment system ("PPS"), discussed below. Payments from state Medicaid programs are based on reasonable costs or are at fixed rates. Substantially all Medicare and Medicaid payments are below retail rates for Tenet facilities. Payments from other sources usually are based on the hospital's established charges, a percentage discount or all-inclusive per diem rates.

  The approximate percentages of Tenet's net patient revenue by payment sources for Tenet's general hospitals are as follows:

                                                  YEARS ENDED MAY 31,
                                            -----------------------------------
                                            1995 (1) 1994   1993   1992   1991
                                            -------- -----  -----  -----  -----
      Medicare.............................   38.9%   35.9%  33.9%  32.1%  31.8%
      Medicaid.............................    7.2     8.5    7.5    6.4    6.0
      Private and Other....................   53.9    55.6   58.6   61.5   62.2
                                             -----   -----  -----  -----  -----
          Totals...........................  100.0%  100.0% 100.0% 100.0% 100.0%

--------
(1) Fiscal year 1995 includes twelve months of results for general hospitals owned by Tenet prior to the Merger and three months of results for the general hospitals acquired by Tenet in connection with the Merger.

  The following table presents the percentage of net patient revenues of the general hospitals acquired by Tenet in connection with the Merger for AMH's fiscal years 1994, 1993 and 1992 under each of the following programs:

                                                               YEARS ENDED
                                                               AUGUST 31,
                                                            -------------------
                                                            1994   1993   1992
                                                            -----  -----  -----
      Medicare.............................................  36.2%  32.6%  32.3%
      Medicaid.............................................   7.5    6.2    4.8
      Private and Other....................................  56.3   61.2   62.9
                                                            -----  -----  -----
          Totals........................................... 100.0% 100.0% 100.0%

  Medicare payments for general hospital inpatient care are based on a PPS that generally has been applicable to Tenet's facilities since 1984. Under the PPS, a general hospital receives for each Medicare patient a fixed amount for operating costs based on each Medicare patient's assigned diagnostic related group ("DRG"). DRG payments do not consider a specific hospital's costs, but are adjusted for area wage differentials. DRG payments exclude the reimbursement of (a) capital costs, including depreciation, interest relating to capital expenditures, property tax and lease expenses and (b) outpatient services.

  Medicare reimburses general hospitals' capital costs separately from DRG payments. Beginning in 1992, a prospective payment system for Medicare reimbursement of general hospitals' inpatient capital costs ("PPS-CC"), described in the following paragraph, generally became effective with respect to the Company's general hospitals. The Omnibus Budget Reconciliation Act of 1990 ("OBRA '90") provides that through September 30, 1995, the total annual estimated aggregate payment to all PPS hospitals for capital costs under the PPS-CC is to be 10% less than the estimated aggregate amount that would be paid if all such hospitals were to be reimbursed for 100% of their actual capital costs. This reduction to PPS-CC is set to expire on September 30, 1995. The expiration of this section of OBRA 90 should, in theory, reset the total capital payments to 100% of aggregate capital costs. Congress, however, is in the process of establishing the healthcare budget for future periods, which budget may include a reduction rather than an increase in the PPS-CC. Until this process is completed, the final increase or decrease, if any, to PPS-CC will not be known.

  The PPS-CC applies an estimated national average of Medicare capital costs per patient discharge (the "Federal Rate") in making payments to each individual hospital based on its actual number of patient discharges. The Federal Rate is based on national 1989 capital costs and patient discharges and has been and will be updated annually to reflect estimated increases in capital costs per patient discharges. In addition, the Federal Rate actually applied to each hospital is adjusted based on various factors such as that hospital's case mix and geographic location.

  Rules adopted by the HCFA provide that the PPS-CC will be phased in over a 10-year transition period, during which many hospitals' actual capital costs will be given less consideration, and the Federal Rate will be given more consideration, each year. The Company's general hospitals will receive a major portion of their reimbursement in the early years of the transition period based on their own capital costs. The impact in later years will depend on the Company's need for new capital as compared to the updated Federal Rate.

  Outpatient services provided at general hospitals, physical rehabilitation hospitals and psychiatric facilities generally are reimbursed by Medicare at the lower of customary charges or 94.2% of actual cost. Notwithstanding the foregoing, Congress has established additional limits on the reimbursement of the following outpatient services: (i) clinical laboratory services, which are reimbursed based on a fee schedule and (ii) ambulatory surgery procedures and certain imaging and other diagnostic procedures, which are reimbursed based on a blend of the hospital's specific cost and the rate paid by Medicare to non-hospital providers for such services.

  For several years the percentage increases to the DRG rates have been lower than the percentage increases in the cost of goods and services purchased by general hospitals. The index used by HCFA to adjust the DRG rates gives consideration to the cost of goods and services purchased by hospitals as well as non-hospitals (the "Market Basket"). The increase in the Market Basket for the year beginning October 1, 1995, currently is projected to be 3.5%. Based on the Omnibus Budget Reconciliation Act of 1993 ("OBRA '93"), the DRG rates for urban hospitals will be adjusted by the annual Market Basket percentage change: (1) minus 2.5%, effective October 1, 1994, (2) minus 2.0%, effective October 1, 1995, (3) minus .5%, effective October 1, 1996, and (4) without reduction, effective October 1, 1997 and each year thereafter, unless altered by subsequent legislation (which legislation Tenet believes has become more likely in light of the stated desire of both the current Administration and Congress to balance the budget). Substantially all of the Tenet hospitals are urban hospitals for purposes of DRG rates.

  Hospitals exempt from the PPS, such as qualified psychiatric facilities and physical rehabilitation hospitals, are reimbursed by Medicare on a cost-based system wherein target rates for each facility are used in applying various limitations and incentives. Tenet's exempt facilities received a Market Basket increase of 3.7% in target rates effective for cost reporting periods commencing in Federal fiscal year 1995. Based on OBRA '93, the target rates for Tenet's hospitals exempt from the PPS are scheduled to be adjusted in cost reporting years 1995, 1996 and 1997 by the applicable annual Market Basket percentage change minus 1%. Proposals have been made that would change the method of payment for services provided at these facilities to a prospective payment system. OBRA '90 requires the HHS to develop a proposal to modify the current target rate system or to replace it with a prospective payment system. It is not known if any such proposals will be implemented.

  OBRA '93 provides for certain budget targets for the next four years which, if not met, may result in adjustments in payment rates. Both Congress and the current Administration have proposed healthcare budgets which reduce Federal payments to hospitals and other providers. The Company anticipates that payments to hospitals will be reduced as a result of future legislation but is unable to predict what the amount of the final reduction will be.

  The Medicare, Medicaid and CHAMPUS programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payments to facilities. The final determination of amounts earned under the programs often requires many years, because of audits by the program representatives, providers' rights of appeal and the application of numerous technical reimbursement provisions. Management believes that adequate provision has been made for such adjustments. Until final adjustment, however, significant issues remain unresolved and previously determined allowances could become either inadequate or more than ultimately required.

                  HEALTHCARE REFORM, REGULATION AND LICENSING

  Certain Background Information. Healthcare, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. Medicare, Medicaid, mandatory and other public and private hospital cost-containment programs, proposals to limit healthcare spending, proposals to limit prices and industry competitive factors are highly significant to the healthcare industry.

  There continue to be Federal and state proposals that would, and actions that do, impose more limitations on government and private payments to providers such as Tenet and proposals to increase co-payments and deductibles from program and private patients. Tenet's facilities also are affected by controls imposed by government and private payers designed to reduce admissions and lengths of stay. Such controls, including what is commonly referred to as "utilization review," have resulted in fewer of certain treatments and procedures being performed. Utilization review entails the review of the admission and course of treatment of a patient by a third party. Utilization review by third-party peer review organizations ("PROs") is required in connection with the provision of care paid for by Medicare and Medicaid. Utilization review by third parties also is a requirement of many managed care arrangements.

  Tennessee has implemented a revision to its Medicaid program that covers its Medicaid and uninsured population through a managed care program. California has created a voluntary health insurance purchasing cooperative that seeks to make healthcare coverage more affordable for businesses with five to 50 employees and, effective January 1, 1995, began changing the payment system for participants in its Medicaid program in certain counties from fee-for-service arrangements to managed care plans. Florida has enacted a program creating a system of local purchasing cooperatives and has proposed other changes that have not yet been enacted. Louisiana and Texas are considering wider use of managed care for their Medicaid populations. These proposals also may attempt to include coverage for some people who presently are uninsured. A number of other states are considering the enactment of managed care initiatives designed to provide universal low-cost coverage. Florida has adopted, and other states are considering adopting, legislation imposing a tax on revenues of hospitals to help finance or expand those states' Medicaid systems.

  Certificate of Need Requirements. Some states require state approval for construction and expansion of healthcare facilities, including findings of need for additional or expanded healthcare facilities or services. Certificates of Need, which are issued by governmental agencies with jurisdiction over healthcare facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services and certain other matters. Following a number of years of decline, the number of states requiring Certificates of Need is once again on the rise as state legislators once again are looking at the Certificate of Need process as a way to contain rising healthcare costs. Tenet operates hospitals in eight states that require state approval under

Certificate of Need Programs. Tenet is unable to predict whether it will be able to obtain any Certificates of Need in any jurisdiction where such Certificates of Need are required.

  Antifraud and Self-Referral Regulations. The healthcare industry is subject to extensive Federal, state and local regulation relating to licensure, conduct of operations, ownership of facilities, addition of facilities and services and prices for services. In particular, Medicare and Medicaid antifraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (the "Antifraud Amendments") prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by Medicare or other government programs. Sanctions for violating the Antifraud Amendments include criminal penalties and civil sanctions, including fines and possible exclusion from the Medicare and Medicaid programs. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, the Department of Health and Human Services ("HHS") has issued regulations that describe some of the conduct and business relationships permissible under the Antifraud Amendments ("Safe Harbors"). Tenet believes its business arrangements comply in all material respects with applicable law and substantially satisfy the Safe Harbors. The fact that a given business arrangement does not fall within a Safe Harbor does not render the arrangement per se illegal. Business arrangements of healthcare service providers that fail to satisfy the applicable Safe Harbor criteria, however, risk increased scrutiny by enforcement authorities. Because Tenet may be less willing than some of its competitors to enter into business arrangements that do not clearly satisfy the Safe Harbors, it could be at a competitive disadvantage in entering into certain transactions and arrangements with physicians and other healthcare providers.

  In addition, Section 1877 of the Social Security Act, which restricts referrals by physicians of Medicare and other government-program patients to providers of a broad range of designated health services with which they have ownership or certain other financial arrangements, was amended effective January 1, 1995, to significantly broaden the scope of prohibited physician referrals under the Medicare and Medicaid programs to providers with which they have ownership or certain other financial arrangements (the "Self-Referral Prohibitions"). Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. Tenet's participation in and development of joint ventures and other financial relationships with physicians could be adversely affected by these amendments and similar state enactments. The Company systematically reviews all of its operations to ensure that it complies with the Social Security Act and similar state statutes.

  Tenet is unable to predict the future course of Federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework could have a material adverse effect on the financial results of Tenet's operations.

  Environmental Regulations. The Company's healthcare operations generate medical waste that must be disposed of in compliance with Federal, state and local environmental laws, rules and regulations. The Company's operations are also subject to compliance with various other environmental laws, rules and regulations. Such compliance does not, and the Company anticipates that such compliance will not, materially affect the Company's capital expenditures, earnings or competitive position.

  Healthcare Facility Licensing Requirements. Tenet's healthcare facilities are subject to extensive Federal, state and local legislation and regulation. In order to maintain their operating licenses, healthcare facilities must comply with strict standards concerning medical care, equipment and hygiene. Various licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. Tenet's healthcare facilities hold all required governmental approvals, licenses and permits. With the exception of one general hospital that has not sought to be accredited, each of Tenet's facilities that is eligible for accreditation is fully accredited by the JCAHO, the Commission on Accreditation of Rehabilitation Facilities (in the case of the Campus Rehabilitation Hospitals) or another appropriate accreditation agency, which accreditation generally is required for participation in government-sponsored provider programs.

  Tenet's healthcare facilities are subject to and comply with various forms of utilization review. In addition, under the Medicare PPS, each state must have a PRO to carry out a federally mandated system of review of Medicare patient admissions, treatments and discharges in general hospitals. Medical and surgical services and practices are extensively supervised by committees of staff doctors at each healthcare facility, are overseen by each healthcare facility's local governing board, comprised of healthcare professionals, community members and hospital representatives, and are reviewed by Tenet's quality assurance personnel. The local governing boards also help maintain standards for quality care, develop long-range plans, establish, review and enforce practices and procedures and approve the credentials and disciplining of medical staff members.

COMPLIANCE PROGRAM

  As previously reported in the Company's Annual Reports on Form 10-K for the fiscal years ended May 31, 1993 and 1994, various government agencies have conducted investigations concerning whether Tenet and certain of its subsidiaries engaged in improper practices. As a result of negotiations between the Company and the Civil and Criminal Divisions of the Department of Justice ("DOJ"), and the Department of Health and Human Services ("HHS"), the Company entered into various agreements on June 29, 1994, which brought to a close all open investigations of the Company, its subsidiaries and its facilities as they existed on June 29, 1994 by the federal government and its agencies. As a result of those agreements, on July 12, 1994, the United States District Court for the District of Columbia accepted a plea by a subsidiary operating the Company's psychiatric hospitals, to an information charging a six-count violation of 42 U.S.C. (S)1320-7(b)(2)(A) (paying remuneration to induce referrals) and a one-count violation of 18 U.S.C. (S)371 (conspiracy to make such payments). In addition, the Company agreed to pay $362,700,000 to the federal government. The court also accepted a plea agreement pursuant to which another subsidiary pled guilty to an information charging a one-count violation of 18 U.S.C. (S)666 (making illegal payments concerning programs receiving federal funds), which related to a single general hospital. The count relates to activities that occurred while an individual convicted of defrauding the hospital was its chief executive. On July 12, 1994, the Company, without admitting or denying liability, consented to the entry, by the United States District Court for the District of Columbia, of a civil injunctive order in response to a complaint by the Securities and Exchange Commission. The complaint alleged that the Company failed to comply with anti-fraud and recordkeeping requirements of the federal securities laws concerning the manner in which the Company recorded the revenues from the activities that were the subject of the federal government settlement referred to above. In the order, the Company is directed to comply with such requirements of the federal securities laws. In May, 1994, the Company also agreed with 27 states and the District of Columbia to pay an additional $16.3 million to settle potential claims arising from matters involved in the federal investigations. The 27 states and the District of Columbia are all of the areas in which the Company's subsidiaries operated psychiatric facilities.

  One component of the Company's settlement with Federal agencies is the adoption of a corporate compliance program under which the Company has agreed, among other things, to: complete the disposition of its psychiatric division facilities (with the exception of the four campus psychiatric facilities owned by the Company prior to the Merger), no later than November 30, 1995, not own or operate other psychiatric facilities (defined for the purposes of the agreement to include residential treatment centers and substance abuse facilities) for five years from the date of completion of the disposition of its psychiatric division facilities and divest any psychiatric facilities acquired incidental to a corporate transaction within 180 days of such acquisition. In addition, the Company has agreed to implement certain oversight procedures and to continue its ethics training program and ethics telephone hotline. Should the oversight procedures or hotline reveal, after investigation by the Company, credible evidence of violations of criminal, or potential material violations of civil, laws, rules or regulations governing federally funded programs, Tenet is required to report any such violation to the DOJ and HHS.

                                  MANAGEMENT

  The executive officers of the Company who also are not Directors as of August 22, 1995 are:

        NAME                               POSITION                         AGE
        ----                               --------                         ---
   Maris Andersons   Senior Vice President and Treasurer                    58
   Scott M. Brown    Senior Vice President, General Counsel and Secretary   50
   Raymond L.
    Mathiasen        Senior Vice President and Chief Financial Officer      52

  Maris Andersons has served as Treasurer of Tenet since 1981, and as Senior Vice President since 1992. He is a director of Hillhaven and TRC. Mr. Andersons joined Tenet in 1976, prior to which he served as a Vice President of Bank of America.

  Scott M. Brown is Senior Vice President, Secretary and General Counsel of the Company. He joined Tenet in 1981. Mr. Brown was elected Secretary in 1984 and Senior Vice President in 1990. Mr. Brown was appointed acting General Counsel in July 1993 and General Counsel in February 1994.

  Raymond L. Mathiasen is Senior Vice President and, since February 1994, Chief Financial Officer of the Company. From September 1993 to February 1994, Mr. Mathiasen was Senior Vice President and acting Chief Financial Officer. Prior to joining Tenet as a Vice President in 1985, he was a partner with Arthur Young & Company (now known as Ernst & Young). Mr. Mathiasen was elected to the position of Senior Vice President in 1990 and Chief Operating Financial Officer in 1991.

ITEM 2. PROPERTIES.

  The response to this item is included in Item 1.

ITEM 3. LEGAL PROCEEDINGS.

  The shareholder derivative actions filed in the Los Angeles Superior Court in October and November of 1991 were consolidated into one shareholder derivative action entitled Harry Polikoff, Harry Ackerman, and Bette Rita Grayson, Derivatively on Behalf of Nominal Defendant National Medical Enterprises, Inc. v. Richard K. Eamer, Leonard Cohen, John C. Bedrosian, William S. Banowsky, Ph.D., Jeffrey C. Barbakow, Bernice B. Bratter, Maurice
J. DeWald, Peter de Wetter, Edward Egbert, M.D., Michael H. Focht, Sr., Raymond A. Hay, Nita P. Heckendorn, Taylor R. Jenson, Lloyd R. Johnson, James
P. Livingston, A.J. Martinson, M.D., Howard F. Nachtman, M.D., Richard S. Schweiker, Richard L. Stever, Norman A. Zober, Maris Andersons, Scott M. Brown, Raymond L. Mathiasen and Marcus E. Powers, Defendants. Plaintiffs' suit was based primarily on alleged breaches of fiduciary duties and constructive fraud on the part of the individual defendants. The plaintiffs alleged that, among other things, the individual defendants knew or should have known of allegedly improper marketing, billing and other practices within what formerly was known as the Company's psychiatric division and failed to take appropriate action as required by their fiduciary responsibilities. Based on these claims, plaintiffs sought compensatory damages on behalf of the Company, punitive damages, injunctive relief, attorneys' fees, interest and costs. Defendants filed three separate demurrers that were sustained and resulted in dismissal of the action with prejudice on May 21, 1993. The dismissal was appealed by the plaintiffs.

  The federal class action lawsuits filed in October and November of 1991 were consolidated into one action pending in the U.S. District Court in the Central District of California entitled In Re National Medical Enterprises, Inc. Securities Litigation I. The defendants in this action were National Medical Enterprises, Inc., Richard K. Eamer, Leonard Cohen, John C. Bedrosian, William
S. Banowsky, Michael H. Focht, Sr., Norman A. Zober, Marcus E. Powers and Maris Andersons. The class action alleged violations of Section 10(b) of the Securities Exchange Act of 1934. Specifically, plaintiffs alleged that each defendant knew or recklessly disregarded that the public statements made by the Company and several of its officers and directors in reports to the Securities and Exchange Commission and others were false and misleading because the financial data and projections were based upon a number of alleged illegal practices at many of the Company's psychiatric facilities. Plaintiffs sought compensatory damages, injunctive relief, attorneys' fees, interest and costs.

  As a result of a mediation process previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994, and Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1994, the parties in the derivative and class action suits described above agreed to a global settlement of all plaintiffs' claims. The settlement, which will require court approval, involves a total payment of $63.75 million plus interest by or on behalf of the defendants. Of this amount, Tenet's directors' and officers' liability insurance ("D&O") carriers have agreed to pay a total of $32.5 million plus interest on behalf of the individual defendants. The Company will pay $31.25 million plus interest on its own behalf. In addition, one of the D&O carriers has reimbursed the Company for $5.5 million in attorneys fees expended on the litigation. The parties in the federal class action litigation have executed a stipulation of settlement, and on July 3, 1995, the court issued an order preliminarily approving the settlement. A hearing regarding approval of the settlement is scheduled to take place on September 18, 1995. The parties to the derivative litigation have executed a memorandum of understanding regarding the terms of the settlement. A stipulation of settlement is expected and also will require court approval.

  Two additional federal class actions filed in August 1993 and previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994, were consolidated into one action pending in the U.S. District Court in the Central District of California captioned In re: National Medical Enterprises Securities Litigation II. These consolidated actions are on behalf of a purported class of shareholders who purchased or sold stock of the Company between January 14, 1993 and August 26, 1993, and allege that each of the defendants violated Section 10(b) of the Securities Exchange Act of 1934. Specifically, plaintiffs allege that each defendant knew or recklessly disregarded that the public statements made by the Company and several of its officers and directors in reports to the Securities and Exchange Commission, in press releases, communications with shareholders, and communications with the financial community were false and misleading because the financial data and projections were based upon a number of alleged illegal practices at many of the Company's psychiatric facilities. Plaintiffs claim that each of the defendants was a direct participant in this wrongdoing and conspired with and aided and abetted each of the other defendants in perpetrating the alleged fraudulent scheme. Based on these claims, plaintiffs seek compensatory damages, injunctive relief, attorneys' fees, interest and costs. The parties commenced a voluntary mediation in July, 1994. The mediation efforts were unsuccessful and in May 1995 the parties agreed to proceed with the litigation. On June 23, 1995, the defendants filed a motion to dismiss and to strike plaintiffs' complaint. The Company believes it has meritorious defenses to this action and will defend this litigation vigorously.

  The Company continues to experience a greater than normal level of litigation relating to its former psychiatric operations. The majority of the lawsuits filed contain allegations of fraud and conspiracy against the Company and certain of its subsidiaries and former employees. The Company believes that the increase in litigation stems, in whole or in part, from advertisements by certain lawyers seeking former psychiatric patients in order to ascertain whether potential claims exist against the Company. The advertisements focus, in many instances, on the Company's settlement of past disputes involving the operations of its psychiatric subsidiaries, including the Company's 1994 resolution of the government's investigation and a corresponding criminal plea agreement. Among the suits filed during fiscal 1995 were two lawsuits in Texas aggregating approximately 760 individual plaintiffs who are purported to have been patients in certain Texas psychiatric facilities and a number of lawsuits filed in the District of Columbia. In addition, a purported class action was filed in Texas state court in May, 1995, entitled Justin Love vs. National Medical Enterprises, Inc.; NME Psychiatric Hospitals, Inc., f/k/a Psychiatric Institutes of America, Inc.; NME Specialty Hospitals, Inc., f/k/a North Houston Healthcare Campus, Inc., d/b/a Laurelwood Hospital; Baywood Hospital, Inc., d/b/a Baywood Hospital; Psychiatric Facility at Amarillo, Inc., f/k/a P.I.A. Amarillo, Inc., d/b/a Cedar Creek Hospital; P.I.A. Denton, Inc., d/b/a Twin Lakes Hospital; P.I.A. of Fort Worth, Inc., d/b/a Psychiatric Institute of Fort Worth; P.I.A. San Antonio, Inc., d/b/a Colonial Hills Hospital; P.I.A. Stafford, Inc., d/b/a Stafford Meadows Hospital; P.I.A. Waxahachie, Inc., d/b/a Willowbrook Hospital; Psychiatric Institute of Bedford, Inc., d/b/a Bedford Meadows Hospital; Psychiatric Institute of Sherman, Inc., d/b/a Arbor Creek Psychiatric Hospital; Brookhaven Psychiatric Pavilion; Richard K. Eamer; Leonard Cohen; John C. Bedrosian; Jeffrey C. Barbakow; Norman A. Zober; Ronald Bernstein; and Peter J. Alexis. The case contains allegations of fraud and conspiracy similar to those described above. The plaintiff purports to represent all psychiatric patients treated during the period of January 1987 through October 1991.

The Company believes that the class is not capable of being certified. The Company believes it has a number of defenses to these actions and will defend the litigation vigorously. Until the lawsuits are resolved, however, the Company will continue to incur substantial legal expenses. The Company expects that additional lawsuits of this nature will be filed.

  On October 5, 1993, John Bedrosian filed the lawsuit John C. Bedrosian vs. National Medical Enterprises, Inc., Jeffrey C. Barbakow, Michael H. Focht, Sr., Bernice B. Bratter, Maurice J. DeWald, Peter de Wetter and Lester B. Korn in the Los Angeles Superior Court. Mr. Bedrosian, who was a director of the Company until September 28, 1994 and served as its Senior Executive Vice President until September 24, 1993, when his employment with the Company was terminated without cause pursuant to the terms of his employment agreement, alleged: breach of oral agreement; breach of implied in fact contract; breach of the covenant of good faith and fair dealing; negligent misrepresentation of material fact; bad faith denial of existence of a contract; breach of written agreement; age discrimination in employment; libel; tortious interference with contractual relations; conspiracy to interfere with contractual relations; and intentional infliction of emotional distress. The suit seeks damages in excess of $20,000,000, exemplary and punitive damages, declaratory relief, including relief from six loans he obtained from the Company, attorneys fees and costs of suit and other equitable relief. The Company filed a cross-complaint against him for his refusal to make repayment on his six loans. The Company also filed a motion to have the portion of Mr. Bedrosian's lawsuit that pertains to his employment agreement with the Company referred to a Superior Court Referee as provided in the employment agreement. The Company's motion was granted and Mr. Bedrosian's employment claims against the Company were referred to a Superior Court Referee for trial. The Company filed motions for summary judgment on several of Mr. Bedrosian's claims and on its cross-complaint against Mr. Bedrosian for his failure to repay his loans. The Company's motions for summary judgment ultimately were granted as to several of Mr. Bedrosian's claims against the Company, and also as to its claims against Mr. Bedrosian on his six loans totalling approximately $4,300,000. The trial of Mr. Bedrosian's employment-related claims took place in June and July, 1994 before a retired California Superior Court Judge sitting as a Referee. During that trial, the Court granted defendants' motion to have certain other of Mr. Bedrosian's employment claims dismissed. The trial on Mr. Bedrosian's two remaining claims was concluded on July 29, 1994. A decision on those claims was issued by the Referee on November 4, 1994. The Referee ruled that Mr. Bedrosian's claim of age discrimination was without merit, but that the Company must pay to Mr. Bedrosian approximately $476,000 in addition to amounts already paid to him under his employment contract for bonus compensation and other benefits under his employment contract. All of Mr. Bedrosian's other employment claims, including his claim that he was entitled to be employed by the Company until age 65, also were dismissed. Mr. Bedrosian filed numerous motions in the Superior Court attempting to have the decision of the Referee vacated on various grounds. All of those motions were denied. Mr. Bedrosian has appealed the denial of several of those motions, and those appeals currently are pending before the California Court of Appeal.

  On February 15, 1995, the Company filed a complaint seeking declaratory and injunctive relief in the California Superior Court for the County of Los Angeles entitled National Medical Enterprises, Inc. v. The Hillhaven Corporation, Bruce L. Busby, Christopher J. Marker and Does 1-25. The Company alleges, among other things, that the named defendants have breached their fiduciary duties to the Company and its fellow shareholders in Hillhaven and interfered with the Company's prospective economic advantage by undertaking a series of acts designed to: (1) entrench themselves, (2) dilute the Company's equity interest in Hillhaven, and (3) deprive all of Hillhaven's shareholders the opportunity to consider the friendly acquisition proposal made by Horizon Healthcare Corporation to Hillhaven. On March 7, 1995, the Services Employees International Union, a union allegedly representing 2,000 Hillhaven employees at approximately 40 Hillhaven nursing homes, and Joann Sforza, an individual allegedly employed by Hillhaven moved to file a complaint in intervention in the case. On March 23, 1995, the parties entered into a stipulation staying all activity in the case for a 45 day period. On March 24, 1995, an order confirming the stay was entered by the court. On May 16, 1995, the parties agreed to stay the action in light of Vencor's April 24, 1995, announcement that it had signed a definitive agreement to acquire Hillhaven.

  A total of nine purported class actions (the "Class Actions") have been filed challenging the Merger in both Delaware and California. The seven Class Actions filed in the Delaware Court of Chancery have been consolidated under the caption, In re: American Medical Holdings, Inc., Shareholders Litigation, C.A. No. 13797, and discovery is continuing in this case. In addition, two purported class actions, entitled Ruth LeWinter and Raymond Cayuso v. the AMH Directors (with the exception of Harold S. Williams), NME and AMH, Case No. BC-115206 and David F. and Sylvia Goldstein v. O'Leary, NME, AMH, et al., Case No. BC-116104, have been filed in the Superior Court of the State of California, County of Los Angeles. The California actions have been stayed pending the resolution of the Delaware actions. Because the Merger has been consummated, plaintiffs seek rescission or rescissory damages, an accounting of all profits realized and to be realized by the defendants in connection with the Merger and the imposition of a constructive trust for the benefit of the plaintiffs and other members of the purported classes pending such an accounting. Plaintiffs also seek monetary damages of an unspecified amount together with prejudgment interest and attorney's and experts' fees. The Company believes that the complaints are without merit and will defend this litigation vigorously.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The response to this item is included on page 47 of the Registrant's Annual Report to Shareholders for the year ended May 31, 1995. The required information hereby is incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  The response to this item is included on page 16 of the Registrant's Annual Report to Shareholders for the year ended May 31, 1995. The required information hereby is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The response to this item is included on pages 17 through 22 of the Registrant's Annual Report to Shareholders for the year ended May 31, 1995. The required information hereby is incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The response to this item is included on pages 23 through 47 of the Registrant's Annual Report to Shareholders for the year ended May 31, 1995. The required information hereby is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEMS 10 AND 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION.

  Information concerning the Directors of the Registrant, including executive officers of the Registrant who also are Directors, and other information required by Items 10 and 11, is included on pages 2 through 5 of the definitive Proxy Statement for Registrant's 1995 Annual Meeting of Shareholders and hereby is incorporated by reference. Similar information regarding executive officers of the Registrant who, except as noted therein, are not Directors is set forth on page 14 above. Information regarding compensation of executive officers and Directors of the Registrant is included on pages 8 through 16 and pages 21 through 23 of the definitive Proxy Statement for the Registrant's 1995 Annual Meeting of Shareholders and hereby is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The response to this item is included on pages 6 and 27 of the definitive Proxy Statement for the Registrant's 1995 Annual Meeting of Shareholders. The required information hereby is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The response to this item is included on pages 23 and 24 of the definitive Proxy Statement for the Registrant's 1995 Annual Meeting of Shareholders. The required information hereby is incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

  (a) 1. FINANCIAL STATEMENTS.

      The consolidated financial statements to be included in Part II, Item 8, are incorporated by reference to the Registrant's 1995 Annual Report to Shareholders. (See exhibit (13)).

    2. FINANCIAL STATEMENT SCHEDULES.

      Schedule II Valuation and Qualifying Accounts and Reserves (included on page F-1)

      All other schedules and Condensed Financial Statements of Registrant are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

    3. EXHIBITS.

    (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

      (a) Agreement and Plan of Merger, dated as of October 10, 1994, among the Company, AMH Acquisition Co. and American Medical Holdings, Inc. (Incorporated by reference to Exhibit 2(A) to Registrant's Quarterly Report on Form 10-Q, dated October 14,
           1994)

    (3) Articles of Incorporation and Bylaws

      (a) Restated Articles of Incorporation of Registrant, as amended October 13, 1987 and June 22, 1995

      (b) Restated Bylaws of Registrant, as amended March 1, 1995 (Incorporated by reference to Exhibit 3(b) to Registrant's Quarterly Report on Form 10-Q dated April 14, 1995)

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

      (d) Certificate of Designation, Preference and Rights of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 4(h) to Registrant's Annual Report on Form 10-K dated August 30, 1993)

      (e) Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (Incorporated by reference to
           Exhibit 4(d) to Registrant's Annual Report on Form 10-K dated August 23, 1991)

      (f)  Form of Investment Option Agreement

      (g) Indenture, dated as of March 1, 1991, between the Registrant and The Bank of New York, as Trustee, relating to Medium Term Notes (Incorporated by reference to Exhibit 4(a) to Registrant's Annual Report on Form 10-K dated August 23, 1991)

      (h) Indenture, dated as of March 1, 1995, between Tenet and The Bank of New York, as Trustee, relating to 9 5/8% Senior Notes due 2002 (Incorporated by reference to Exhibit 4(a) to Registrant's Quarterly Report on Form 10-Q dated April 14, 1995)

      (i) Indenture, dated as of March 1, 1995, between Tenet and The Bank of New York, as Trustee, relating to 10 1/8% Senior Subordinated Notes due 2005 (Incorporated by reference to Exhibit 4(b) to Registrant's Quarterly Report on Form 10-Q dated April 14, 1995)

      (j) Registration Rights Agreement, dated as of February 22, 1995, by and between the Registrant and the Selling Shareholders (Incorporated by reference to Exhibit 4.1 to Registrants Registration Statement on Form S-3, Registration No. 33-57801, dated February 22, 1995)

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

      (f) Fifth Amendment to Guarantee Reimbursement Agreement, dated as of February 19, 1993, between the Registrant and Hillhaven (Incorporated by reference to Exhibit 10(qq) to Registrant's Annual Report on Form 10-K dated August 30, 1993)

      (g) Sixth Amendment to Guarantee Reimbursement Agreement, dated as of May 28, 1993, between the Registrant and Hillhaven
           (Incorporated by reference to Exhibit 10(rr) to Registrant's Annual Report on Form 10-K dated August 30, 1993)

      (h) Seventh Amendment to Guarantee Reimbursement Agreement, dated as of May 28, 1993, between the Registrant and The Hillhaven Corporation (Incorporated by reference to Exhibit 10(h) the Registrant's Annual Report on Form 10-K dated August 25, 1994)

      (i) Eighth Amendment to Guarantee Reimbursement Agreement, dated September 2, 1993, between the Registrant and The Hillhaven Corporation (Incorporated by reference to Exhibit 10(i) to Registrant's Annual Report on Form 10-K dated August 25, 1994)

      (j) Agreement and Waiver, dated September 2, 1993, among the Registrant, the subsidiaries of the Company signatories thereto, The Hillhaven Corporation and First Healthcare Corporation (Incorporated by reference to Exhibit 10(n) to Registrant's Annual Report on Form 10-K dated August 25, 1994)

      (k)  Shareholding Agreement, dated 30 March 1993, among the
           Registrant, Westminster Health Care Holdings PLC and P. R. Carter and Others (Incorporated by reference to Exhibit 10(tt) to Registrant's Annual Report on Form 10-K dated August 30,
           1993)

      (l) $2,300,000 Credit Agreement, dated as of February 28, 1995, among the Company, the Lenders party thereto, Morgan Guaranty Trust Company of New York, Bank of America National Trust and Savings Association, The Bank of New York and Bankers Trust Company, as Arranging Agents, and Morgan Guaranty Trust Company of New York, as Administration Agent (Incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q dated April 14, 1995)

      (m) $91,350,000 Amended and Restated Letter of Credit and Reimbursement Agreement, dated as of February 28, 1995, among the Company, as Account Party, and Bank of America National Trust and Savings Association, The Bank of New York, Bankers Trust Company and Morgan Guaranty Trust Company of New York, as Banks, and The Bank of New York, as Issuing Bank (Incorporated by reference to Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q dated April 14, 1995)

      (n) Agreement, dated August 22, 1995, among the Registrant, The Hillhaven Corporation and Vencor, Inc.

      (o) Asia Stock Purchase Agreement, dated as of May 24, 1995, between the Registrant and Parkway Holdings Limited

      (p) Australian Stock Purchase Agreement, dated as of July 5, 1995, between the Registrant and Parkway Holdings Limited

      (q) Amending Agreement to the Australia Stock Purchase Agreement, dated as of August 14, 1995, between the Registrant and Parkway Holdings Limited

      (r) Letter from the Registrant to Jeffrey C. Barbakow, dated May 26, 1993 (Incorporated by reference to Exhibit 10(l) to Registrant's Annual Report on Form 10-K dated August 30, 1993)

      (s) Letter from the Registrant to Jeffrey C. Barbakow, dated June 1, 1993 (Incorporated by reference to Exhibit 10(m) to Registrant's Annual Report on Form 10-K dated August 30, 1993)

      (t) Memorandum from the Registrant to Jeffrey C. Barbakow, dated June 14, 1993 (Incorporated by reference to Exhibit 10(n) to Registrant's Annual Report on Form 10-K dated August 30, 1993)

      (u) Board of Directors Retirement Plan, effective January 1, 1985 (Incorporated by reference to Exhibit 10(n) to Registrant's Annual Report on Form 10-K dated August 23, 1991)

      (v) First Amendment to Board of Directors Retirement Plan, effective as of August 18, 1993 (Incorporated by reference to Exhibit 10(xx) to Registrant's Annual Report on Form 10-K dated August 30, 1993)

      (w) Amendment to Directors Retirement Plan, dated as of April 25, 1994 (Incorporated by reference to Exhibit 10(oo) to Registrant's Annual Report on Form 10-K dated August 25, 1994)

      (x) Supplemental Executive Retirement Plan, as amended May 31, 1986 (Incorporated by reference to Exhibit 10(o) to Registrant's Annual Report on Form 10-K dated August 21, 1992)

      (y) Amendment to Supplemental Executive Retirement Plan, dated as of April 25, 1994 (Incorporated by reference to Exhibit 10(ss) to Registrant's Annual Report on Form 10-K dated August 25, 1994)

      (z) Amendment to Supplemental Executive Retirement Plan, dated as of July 25, 1994 (Incorporated by reference to Exhibit 10(tt) to Registrant's Annual Report on Form 10-K dated August 25, 1994)

      (aa) 1994 NME Supplemental Executive Retirement Plan Trust Agreement, dated as of May 25, 1994, as amended July 25, 1994, between the Registrant, and United States Trust Company of New York (Incorporated by reference to Exhibit 10(uu) to Registrant's Annual Report on Form 10-K dated August 25, 1994)

      (bb) Long Term Incentive Plan (Incorporated by reference to Exhibit 10(p) to Registrant's Annual Report on Form 10-K dated August 21, 1992)

      (cc) 1994 Annual Incentive Plan (Incorporated by reference to Exhibit B to the Definitive Proxy Statement for the Registrant's 1994 Annual Meeting of Shareholders)

      (dd) Deferred Compensation Plan, effective March 23, 1983
           (Incorporated by reference to Exhibit 10(v) to Registrant's Annual Report on Form 10-K dated August 23, 1991)

      (ee) First Amendment to Deferred Compensation Plan, dated as of August 15, 1994 (Incorporated by reference to Exhibit 10(zz) to Registrant's Annual Report on Form 10-K dated August 25, 1994)

      (ff) 1994 NME Deferred Compensation Plan Trust Agreement, dated as of May 25, 1994, as amended July 25, 1994, between the Registrant and United States Trust Company of New York (Incorporated by reference to Exhibit 10(aaa) to Registrant's Annual Report on Form 10-K dated August 25, 1994)

      (gg) Performance Investment Plan (Incorporated by reference to
           Exhibit 10(d) to Registrant's Annual Report on Form 10-K dated August 23, 1991)

      (hh) Revolving Credit and Term Loan Agreement, dated as of December 11, 1991, between the Registrant and NME PIP Funding I, Inc. (Incorporated by reference to Exhibit 10(g) to Registrant's Registration Statement on Form S-3, Registration No. 33-45689, dated February 14, 1992)

      (ii) 1994 Directors Stock Option Plan (Incorporated by reference to Exhibit A to the Definitive Proxy Statement for the Registrant's 1994 Annual Meeting of Shareholders)

      (jj) 1991 Stock Incentive Plan (Incorporated by reference to Exhibit B to the definitive Proxy Statement for the Registrant's 1991 Annual Meeting of Shareholders)

      (kk) 1995 Stock Incentive Plan (Incorporated by reference to Exhibit A to the definitive Proxy Statement for the Registrant's 1995 Annual Meeting of Shareholders)

      (ll) 1995 Employee Stock Purchase Plan (Incorporated by reference to Exhibit B to the definitive Proxy Statement for the Registrant's 1995 Annual Meeting of Shareholders)

      (mm) Severance Protection Agreement, dated June 28, 1994, between the Registrant and Barry P. Schochet (Incorporated by reference to
           Exhibit 10(ggg) to Registrant's Annual Report on Form 10-K dated August 25, 1994)

    (11) Statement Re: Computation of Per Share Earnings, page 23

    (13) 1995 Annual Report to Shareholders of Registrant

    (21) Subsidiaries of the Registrant

    (23) Consent of Experts

      (a)Accountants' Consent and Report on Consolidated Schedule (KPMG Peat Marwick LLP)

    (27) Financial Data Schedule (included only in the EDGAR filing)

  (b) REPORTS ON FORM 8-K

    Tenet filed no reports on Form 8-K during the last quarter of the 1995 fiscal year.

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

              (1) STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

                                  (EXHIBIT 11)

                                  1995      1994      1993      1992      1991
                                --------  --------  --------  --------  --------
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FOR PRIMARY EARNINGS PER SHARE
Shares outstanding at
 beginning of period..........   166,081   165,898   166,963   174,765   157,782
Shares issued in connection
 with merger..................     8,358       --        --        --        --
Shares issued upon exercise of
 stock options................       311        60        27       299       722
Dilutive effect of outstanding
 stock options................     2,068     1,114       172       495     1,156
Shares issued as grants of
 restricted stock, net of
 cancellations................        (1)      (48)      (52)       75         2
Shares repurchased as treasury
 stock........................       --        --       (999)   (4,295)      --
Shares issued upon conversion
 of notes and debentures......       --        --        --        529       348
Other.........................       --        --        --        (15)      --
                                --------  --------  --------  --------  --------
Weighted average number of
 shares and share equivalents
 outstanding..................   176,817   167,024   166,111   171,853   160,010
                                ========  ========  ========  ========  ========
Income from continuing
 operations...................  $194,381  $215,901  $263,644  $218,199  $145,142
                                ========  ========  ========  ========  ========
Earnings per share from
 continuing operations........  $   1.10  $   1.29  $   1.59  $   1.27  $   0.91
                                ========  ========  ========  ========  ========
FOR FULLY DILUTED EARNINGS PER
 SHARE
Weighted average number of
 shares used in primary
 calculation..................   176,817   167,024   166,111   171,853   160,010
Additional dilutive effect of
 stock options................       203        97        23         1        64
Assumed conversion of dilutive
 convertible notes and
 debentures...................    13,119    13,966    14,356    20,990    37,118
                                --------  --------  --------  --------  --------
Fully diluted weighted average
 number of shares.............   190,139   181,087   180,490   192,844   197,192
                                ========  ========  ========  ========  ========
Income from continuing
 operations used in primary
 calculation..................  $194,381  $215,901  $263,644  $218,199  $145,142
Adjustments for interest
 expense, contractual
 allowances and income taxes..     7,547     5,981     4,628    12,207    25,991
                                --------  --------  --------  --------  --------
Adjusted income from
 continuing operations........  $201,928  $221,882  $268,272  $230,406  $171,133
                                ========  ========  ========  ========  ========
Earnings per share from
 continuing operations........  $   1.06  $   1.23  $   1.49  $   1.19  $   0.87
                                ========  ========  ========  ========  ========

--------
(1) All numbers of shares in these tables are weighted on the basis of the number of days the shares were outstanding or assumed to be outstanding during each period.

                                   SIGNATURE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 25, 1995.

Tenet Healthcare Corporation

By:  /s/ Raymond L. Mathiasen                      By:   /s/ Scott M. Brown
  ----------------------------                     ----------------------------
     Raymond L. Mathiasen                               Scott M. Brown
    Senior Vice President,                           Senior Vice President
  Chief Financial Officer and
   Chief Accounting Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON AUGUST 25, 1995, BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED:

                 SIGNATURE                                     TITLE
                 ---------                                     -----

         /s/ Jeffrey C. Barbakow            Chairman, Chief Executive Officer and
 __________________________________________  Director
            Jeffrey C. Barbakow              (Principal Executive Officer)

         /s/ Michael H. Focht, Sr.          President, Chief Operating Officer and
 __________________________________________ Director
           Michael H. Focht, Sr.

            /s/ Bernice Bratter                              Director
 __________________________________________
              Bernice Bratter

             /s/ John T. Casey                               Director
 __________________________________________
               John T. Casey

           /s/ Maurice J. DeWald                             Director
 __________________________________________
             Maurice J. DeWald

            /s/ Peter de Wetter                              Director
 __________________________________________
              Peter de Wetter

          /s/ Edward Egbert, M.D.                            Director
 __________________________________________
            Edward Egbert, M.D.

            /s/ Raymond A. Hay                               Director
 __________________________________________
               Raymond A. Hay


                 SIGNATURE                                     TITLE
                 ---------                                     -----

            /s/ Lester B. Korn                               Director
 __________________________________________
              Lester B. Korn

          /s/ James P. Livingston                            Director
 __________________________________________
            James P. Livingston

           /s/ Robert W. O'Leary                             Director
 __________________________________________
             Robert W. O'Leary

          /s/ Thomas J. Pritzker                             Director
 __________________________________________
             Thomas J. Pritzker

         /s/ Richard S. Schweiker                            Director
 __________________________________________
            Richard S. Schweiker

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                    YEARS ENDED MAY 31, 1993, 1994 AND 1995

                                 (IN MILLIONS)

                                       ADDITIONS CHARGED TO:
                                      -----------------------
                          BALANCE AT  CONTINUING                                  BALANCE AT
                         BEGINNING OF OPERATIONS DISCONTINUED DEDUCTIONS  OTHER     END OF
                            PERIOD       (1)      OPERATIONS     (2)     ITEMS(3)   PERIOD
                         ------------ ---------- ------------ ---------- -------- ----------
Allowance for doubtful
 accounts:
  1993..................     $152        $122        $40         $199      $ --      $115
  1994..................     $115        $111        $35         $128      $(56)     $ 77
  1995..................     $ 77        $140        $25         $153      $ 95      $184

--------
(1) Before considering recoveries on accounts or notes previously written off.

(2) Accounts written off.

(3) Beginning balances of purchased businesses, net of balances of businesses sold.

                                              ADDITIONS
                                 BALANCE AT   CHARGED TO             BALANCE AT
                                BEGINNING OF DISCONTINUED DEDUCTIONS   END OF
                                   PERIOD     OPERATIONS     (1)       PERIOD
                                ------------ ------------ ---------- ----------
Reserves related to discontin-
 ued operations:
  1993........................      $113        $  160       $172       $101
  1994........................      $101        $1,113       $749       $465
  1995........................      $465        $   16       $404       $ 77

--------
(1) Primarily cash disbursements and, in 1994, write-down of assets to net realizable value and reclassification to other long-term liabilities.

                                 EXHIBIT INDEX

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NO.                           DESCRIPTION                             PAGE
 ------- -------------------------------------------------------   ------------
(2) Plan of Acquisition, Reorganization, Arrangement,
    Liquidation or Succession

  (a)    Agreement and Plan of Merger, dated as of October 10,
         1994, among the Company, AMH Acquisition Co. and
         American Medical Holdings, Inc. (Incorporated by
         reference to Exhibit 2(A) to Registrant's Quarterly
         Report on Form 10-Q, dated October 14, 1994)...........

(3) Articles of Incorporation and Bylaws

  (a)    Restated Articles of Incorporation of Registrant, as
         amended October 13, 1987 and June 22, 1995.............

  (b)    Restated Bylaws of Registrant, as amended March 1, 1995
         (Incorporated by reference to Exhibit 3(b) to
         Registrant's Quarterly Report on Form 10-Q dated April
         14, 1995)..............................................

(4) Instruments Defining the Rights of Security Holders,
    Including Indentures

  (a)    Form of Indenture for the Registrant's Convertible
         Floating Rate Debentures, dated as of February 1, 1992,
         among NME PIP Funding I, Inc., the Registrant and
         Bankers Trust Company, as Trustee (Incorporated by
         reference to Exhibit 4(a) to Registration Statement on
         Form S-3, Registration No. 33-45689, dated February 14,
         1992)..................................................

  (b)    Form of Convertible Floating Rate Debenture due April
         3, 1996 (Incorporated by reference to Exhibit (e) to
         Registrant's Registration Statement on Form S-3,
         Registration No. 33-45689, dated February 14, 1992)....

  (c)    Agreement Providing for First Amendment to Convertible
         Floating Rate Debentures due April 3, 1996, dated as of
         December 11, 1991, between the Registrant and NME PIP
         Funding I, Inc. (Incorporated by reference to Exhibit
         (f) to Registrant's Registration Statement on Form S-3,
         Registration No. 33-45689, dated
         February 14, 1992).....................................

  (d)    Certificate of Designation, Preference and Rights of
         Series A Junior Participating Preferred Stock
         (Incorporated by reference to Exhibit 4(h) to
         Registrant's Annual Report on Form 10-K dated August
         30, 1993)..............................................

  (e)    Certificate of Designation, Preferences and Rights of
         Series B Convertible Preferred Stock (Incorporated by
         reference to Exhibit 4(d) to Registrant's Annual Report
         on Form 10-K dated August 23, 1991)....................

  (f)    Form of Investment Option Agreement....................

  (g)    Indenture, dated as of March 1, 1991, between the
         Registrant and The Bank of New York, as Trustee,
         relating to Medium Term Notes (Incorporated by
         reference to Exhibit 4(a) to Registrant's Annual Report
         on Form 10-K dated August 23, 1991)....................

  (h)    Indenture, dated as of March 1, 1995, between Tenet and
         The Bank of New York, as Trustee, relating to 9 5/8%
         Senior Notes due 2002 (Incorporated by reference to
         Exhibit 4(a) to Registrant's Quarterly Report on Form
         10-Q dated
         April 14, 1995)........................................

  (i)    Indenture, dated as of March 1, 1995, between Tenet and
         The Bank of New York, as Trustee, relating to 10 1/8%
         Senior Subordinated Notes due 2005 (Incorporated by
         reference to Exhibit 4(b) to Registrant's Quarterly
         Report on Form 10-Q dated April 14, 1995)..............

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NO.                           DESCRIPTION                             PAGE
 ------- -------------------------------------------------------   ------------
  (j)    Registration Rights Agreement, dated as of February 22,
         1995, by and between the Registrant and the Selling
         Shareholders (Incorporated by reference to Exhibit 4.1
         to Registrants Registration Statement on Form S-3,
         Registration No. 33-57801, dated February 22, 1995)....

(10) Material Contracts

  (a)    Guaranty Reimbursement Agreement, dated as of January
         31, 1990, by and between the Registrant and The
         Hillhaven Corporation (Incorporated by reference to
         Exhibit 10(e) to Registrant's Annual Report on Form 10-
         K dated August 21, 1992)...............................

  (b)    First Amendment to Guarantee Reimbursement Agreement,
         dated as of May 30, 1991, by and between the Registrant
         and The Hillhaven Corporation (Incorporated by
         reference to Exhibit 10(g) to Registrant's Annual
         Report on Form 10-K dated August 23, 1991).............

  (c)    Second Amendment to Guarantee Reimbursement Agreement,
         dated as of October 2, 1991, between the Registrant and
         The Hillhaven Corporation (Incorporated by reference to
         Exhibit 10(w) to Registrant's Annual Report on Form 10-
         K dated August 21, 1992)...............................

  (d)    Third Amendment to Guarantee Reimbursement Agreement,
         dated as of April 1, 1992, between the Registrant and
         The Hillhaven Corporation (Incorporated by reference to
         Exhibit 10(dd) to Registrant's Annual Report on Form
         10-K dated August 21, 1992)............................

  (e)    Fourth Amendment to Guarantee Reimbursement Agreement,
         dated as of November 12, 1992, between the Registrant
         and Hillhaven (Incorporated by reference to
         Exhibit 10(pp) to Registrant's Annual Report on
         Form 10-K dated August 30, 1993).......................

  (f)    Fifth Amendment to Guarantee Reimbursement Agreement,
         dated as of February 19, 1993, between the Registrant
         and Hillhaven (Incorporated by reference to
         Exhibit 10(qq) to Registrant's Annual Report on
         Form 10-K dated August 30, 1993).......................

  (g)    Sixth Amendment to Guarantee Reimbursement Agreement,
         dated as of May 28, 1993, between the Registrant and
         Hillhaven (Incorporated by reference to
         Exhibit 10(rr) to Registrant's Annual Report on Form
         10-K dated August 30, 1993)............................

  (h)    Seventh Amendment to Guarantee Reimbursement Agreement,
         dated as of May 28, 1993, between the Registrant and
         The Hillhaven Corporation (Incorporated by reference to
         Exhibit 10(h) the Registrant's Annual Report on Form
         10-K dated August 25, 1994)............................

  (i)    Eighth Amendment to Guarantee Reimbursement Agreement,
         dated September 2, 1993, between the Registrant and The
         Hillhaven Corporation (Incorporated by reference to
         Exhibit 10(i) to Registrant's Annual Report on Form 10-
         K dated August 25, 1994)...............................

  (j)    Agreement and Waiver, dated September 2, 1993, among
         the Registrant, the subsidiaries of the Company
         signatories thereto, The Hillhaven Corporation and
         First Healthcare Corporation (Incorporated by reference
         to Exhibit 10(n) to Registrant's Annual Report on Form
         10-K dated August 25, 1994)............................

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NO.                           DESCRIPTION                             PAGE
 ------- -------------------------------------------------------   ------------
  (k)    Shareholding Agreement, dated 30 March 1993, among the
         Registrant, Westminster Health Care Holdings PLC and P.
         R. Carter and Others (Incorporated by reference to
         Exhibit 10(tt) to Registrant's Annual Report on Form
         10-K dated August 30, 1993)............................

  (l)    $2,300,000 Credit Agreement, dated as of February 28,
         1995, among the Company, the Lenders party thereto,
         Morgan Guaranty Trust Company of New York, Bank of
         America National Trust and Savings Association, The
         Bank of New York and Bankers Trust Company, as
         Arranging Agents, and Morgan Guaranty Trust Company of
         New York, as Administration Agent (Incorporated by
         reference to Exhibit 10(a) to Registrant's Quarterly
         Report on Form 10-Q dated April 14, 1995)..............

  (m)    $91,350,000 Amended and Restated Letter of Credit and
         Reimbursement Agreement, dated as of February 28, 1995,
         among the Company, as Account Party, and Bank of
         America National Trust and Savings Association, The
         Bank of New York, Bankers Trust Company and Morgan
         Guaranty Trust Company of New York, as Banks, and The
         Bank of New York, as Issuing Bank (Incorporated by
         reference to Exhibit 10(b) to Registrant's Quarterly
         Report on Form 10-Q dated April 14, 1995)..............

  (n)    Agreement, dated August 22, 1995, among the Registrant,
         The Hillhaven Corporation and Vencor, Inc..............

  (o)    Asia Stock Purchase Agreement, dated as of May 24,
         1995, between the Registrant and Parkway Holdings
         Limited................................................

  (p)    Australian Stock Purchase Agreement, dated as of July
         5, 1995, between the Registrant and Parkway Holdings
         Limited................................................

  (q)    Amending Agreement to the Australia Stock Purchase
         Agreement, dated as of August 14, 1995, between the
         Registrant and Parkway Holdings Limited................

  (r)    Letter from the Registrant to Jeffrey C. Barbakow,
         dated May 26, 1993 (Incorporated by reference to
         Exhibit 10(l) to Registrant's Annual Report on Form 10-
         K dated August 30, 1993)...............................

  (s)    Letter from the Registrant to Jeffrey C. Barbakow,
         dated June 1, 1993 (Incorporated by reference to
         Exhibit 10(m) to Registrant's Annual Report on Form 10-
         K dated August 30, 1993)...............................

  (t)    Memorandum from the Registrant to Jeffrey C. Barbakow,
         dated June 14, 1993 (Incorporated by reference to
         Exhibit 10(n) to Registrant's Annual Report on
         Form 10-K dated August 30, 1993).......................

  (u)    Board of Directors Retirement Plan, effective January
         1, 1985 (Incorporated by reference to Exhibit 10(n) to
         Registrant's Annual Report on Form 10-K dated August
         23, 1991)..............................................

  (v)    First Amendment to Board of Directors Retirement Plan,
         effective as of August 18, 1993 (Incorporated by
         reference to Exhibit 10(xx) to Registrant's Annual
         Report on Form 10-K dated August 30, 1993).............

  (w)    Amendment to Directors Retirement Plan, dated as of
         April 25, 1994 (Incorporated by reference to Exhibit
         10(oo) to Registrant's Annual Report on Form 10-K dated
         August 25, 1994).......................................

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NO.                           DESCRIPTION                             PAGE
 ------- -------------------------------------------------------   ------------
  (x)    Supplemental Executive Retirement Plan, as amended May
         31, 1986 (Incorporated by reference to Exhibit 10(o) to
         Registrant's Annual Report on Form 10-K dated August
         21, 1992)..............................................

  (y)    Amendment to Supplemental Executive Retirement Plan,
         dated as of April 25, 1994 (Incorporated by reference
         to Exhibit 10(ss) to Registrant's Annual Report on Form
         10-K dated August 25, 1994)............................

  (z)    Amendment to Supplemental Executive Retirement Plan,
         dated as of July 25, 1994 (Incorporated by reference to
         Exhibit 10(tt) to Registrant's Annual Report on
         Form 10-K dated August 25, 1994).......................

  (aa)   1994 NME Supplemental Executive Retirement Plan Trust
         Agreement, dated as of May 25, 1994, as amended July
         25, 1994, between the Registrant, and United States
         Trust Company of New York (Incorporated by reference to
         Exhibit 10(uu) to Registrant's Annual Report on Form
         10-K dated August 25, 1994)............................

  (bb)   Long Term Incentive Plan (Incorporated by reference to
         Exhibit 10(p) to Registrant's Annual Report on Form 10-
         K dated August 21, 1992)...............................

  (cc)   1994 Annual Incentive Plan (Incorporated by reference
         to Exhibit B to the Definitive Proxy Statement for the
         Registrant's 1994 Annual Meeting of Shareholders)......

  (dd)   Deferred Compensation Plan, effective March 23, 1983
         (Incorporated by reference to Exhibit 10(v) to
         Registrant's Annual Report on Form 10-K dated August
         23, 1991)..............................................

  (ee)   First Amendment to Deferred Compensation Plan, dated as
         of August 15, 1994 (Incorporated by reference to
         Exhibit 10(zz) to Registrant's Annual Report on Form
         10-K dated August 25, 1994)............................

  (ff)   1994 NME Deferred Compensation Plan Trust Agreement,
         dated as of May 25, 1994, as amended July 25, 1994,
         between the Registrant and United States Trust Company
         of New York (Incorporated by reference to Exhibit
         10(aaa) to Registrant's Annual Report on Form 10-K
         dated August 25, 1994).................................

  (gg)   Performance Investment Plan (Incorporated by reference
         to Exhibit 10(d) to Registrant's Annual Report on Form
         10-K dated August 23, 1991)............................

  (hh)   Revolving Credit and Term Loan Agreement, dated as of
         December 11, 1991, between the Registrant and NME PIP
         Funding I, Inc. (Incorporated by reference to Exhibit
         10(g) to Registrant's Registration Statement on Form S-
         3, Registration No. 33-45689, dated February 14, 1992).

  (ii)   1994 Directors Stock Option Plan (Incorporated by
         reference to Exhibit A to the Definitive Proxy
         Statement for the Registrant's 1994 Annual Meeting of
         Shareholders)..........................................

  (jj)   1991 Stock Incentive Plan (Incorporated by reference to
         Exhibit B to the definitive Proxy Statement for the
         Registrant's 1991 Annual Meeting of Shareholders)......

  (kk)   1995 Stock Incentive Plan (Incorporated by reference to
         Exhibit A to the definitive Proxy Statement for the
         Registrant's 1995 Annual Meeting of Shareholders)......

                                                                    SEQUENTIALLY
 EXHIBIT                                                              NUMBERED
 NO.                            DESCRIPTION                             PAGE
 ------- --------------------------------------------------------   ------------
  (ll)   1995 Employee Stock Purchase Plan (Incorporated by
         reference to Exhibit B to the definitive Proxy Statement
         for the Registrant's 1995 Annual Meeting of
         Shareholders)...........................................

  (mm)   Severance Protection Agreement, dated June 28, 1994,
         between the Registrant and Barry P. Schochet
         (Incorporated by reference to Exhibit 10(ggg) to
         Registrant's Annual Report on Form 10-K dated August 25,
         1994)...................................................

(11) Statement Re: Computation of Per Share Earnings, page 23

(13) 1995 Annual Report to Shareholders of Registrant

(21) Subsidiaries of the Registrant

(23) Consent of Experts

  (a)    Accountants' Consent and Report on Consolidated Schedule
         (KPMG Peat Marwick LLP).................................

(27) Financial Data Schedule (included only in the EDGAR filing)

  (b)    REPORTS ON FORM 8-K.....................................

  Tenet filed no reports on Form 8-K during the last quarter of the 1995 fiscal year.