Form 10-Q
period 1995-08-31
TENET HEALTHCARE CORP
filed 1995-10-13
CIK 70318

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                AUGUST 31, 1995.

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM .... TO ....

                          COMMISSION FILE NUMBER I-7293

-------------------------------------------------------------------------------
                          TENET HEALTHCARE CORPORATION
               (Exact name of registrant as specified in its charter)
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

                         -------------------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS: YES X   NO
                                      ---     ---

     AS OF SEPTEMBER 30, 1995 THERE WERE 199,920,597 SHARES OF $0.075 PAR VALUE COMMON STOCK OUTSTANDING.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         TENET HEALTHCARE CORPORATION

                                     INDEX

                                                                         PAGE
                                                                       --------
                           PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets - May 31, 1995
             August 31, 1995 .........................................     2

         Condensed Consolidated Statements of Income - Three Months
             Ended August 31, 1994 and 1995...........................     4

         Condensed Consolidated Statements of Cash Flows - Three Months
             Ended August 31, 1994 and 1995...........................     5

         Notes to Condensed Consolidated Financial Statements.........     6

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations................................     9


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................     15

Item 4.  Submission of Matters to a Vote of Security Holders..........     15

Item 6.  Exhibits and Reports on Form 8-K.............................     15

         Signatures...................................................     17


---------------
Note: Items 2, 3 and 5 of Part II are omitted because they are not applicable.

                  TENET HEALTHCARE CORPORATION

              CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      AUGUST 31
                                                       MAY 31,           1995
                                                        1995          (UNAUDITED)
                                                      --------       -------------
                                                            (IN MILLIONS)
                            ASSETS

Current assets:
    Cash and cash equivalents......................   $  155.0           $  106.4
    Short-term investments, at cost which
       approximates market.........................      138.5              135.6
    Accounts and notes receivable, less allowance
       for doubtful accounts ($184.0 at May 31
       and $167.8 at August 31)....................      564.5              601.8
    Inventories of supplies, at cost...............      116.4              119.9
    Deferred income taxes..........................      410.3              303.1
    Assets held for sale...........................      184.1              124.5
    Prepaid expenses and other current assets......       54.8               50.4
                                                      ---------          ---------
            Total current assets...................    1,623.6            1,441.7
                                                      ---------          ---------

Investments and other assets.......................      362.8              370.0

Property, plant and equipment, at cost.............    4,142.9            4,288.9
    Less accumulated depreciation and
       amortization................................      824.4              870.9
                                                      ---------          ---------
    Net property, plant and equipment..............    3,318.5            3,418.0
                                                      ---------          ---------

Intangible assets, at cost less accumulated
    amortization ($58.4 at May 31 and $78.1 at
    August 31).....................................    2,613.5            2,655.0
                                                      ---------          ---------
                                                      $7,918.4           $7,884.7
                                                      ---------          ---------
                                                      ---------          ---------



           See accompanying Notes to Condensed Consolidated Financial
              Statements and Management's Discussion and Analysis
               of Financial Condition and Results of Operations.

                  TENET HEALTHCARE CORPORATION

              CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      AUGUST 31
                                                       MAY 31,           1995
                                                        1995          (UNAUDITED)
                                                      --------       -------------
                                                            (IN MILLIONS)
       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt..............   $  252.3           $  276.6
    Short-term borrowings and notes................       34.9                2.1
    Accounts payable...............................      358.8              258.2
    Employee compensation and benefits.............      162.5              161.2
    Reserves related to discontinued operations....       76.6               66.3
    Income taxes payable...........................        2.0                2.1
    Other current liabilities......................      469.4              490.7
                                                      ---------          ---------
            Total current liabilities..............    1,356.5            1,257.2
                                                      ---------          ---------

Long-term debt, net of current portion.............    3,273.4            3,226.1
Deferred income taxes..............................      300.9              307.0
Other long-term liabilities and minority interests.    1,001.5              988.5

Shareholders' equity:
    Common stock, $0.075 par value; authorized
       450,000,000 shares; 218,713,406 shares
       issued at May 31, 1995 and at August 31,
       1995........................................       16.4               16.4
    Other shareholders' equity.....................    2,241.3            2,359.5
    Less common stock in treasury, at cost,
       18,775,274 shares at May 31, 1995 and
       18,660,394 at August 31, 1995...............     (271.6)            (270.0)
                                                      ---------          ---------
            Total shareholders' equity.............    1,986.1            2,105.9
                                                      ---------          ---------
                                                      $7,918.4           $7,884.7
                                                      ---------          ---------
                                                      ---------          ---------



           See accompanying Notes to Condensed Consolidated Financial
              Statements and Management's Discussion and Analysis
               of Financial Condition and Results of Operations.

                        TENET HEALTHCARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED AUGUST 31, 1994 AND 1995
                                  (UNAUDITED)



                                                                  1994           1995
                                                               -----------   -----------
                                                           (In millions, except per share and
                                                                     share amounts)
Net operating revenues. . . . . . . . . . . . . . . . . . . .   $   662.8     $  1,283.9
                                                               -----------    -----------
Operating expenses:
     Salaries and benefits. . . . . . . . . . . . . . . . . .       283.2          502.2
     Supplies . . . . . . . . . . . . . . . . . . . . . . . .        80.6          178.7
     Provision for doubtful accounts. . . . . . . . . . . . .        26.1           67.3
     Other operating expenses . . . . . . . . . . . . . . . .       150.1          281.6
     Depreciation . . . . . . . . . . . . . . . . . . . . . .        34.3           61.4
     Amortization . . . . . . . . . . . . . . . . . . . . . .         3.6           18.8
                                                               -----------    -----------
Operating income. . . . . . . . . . . . . . . . . . . . . . .        84.9          173.9
                                                               -----------    -----------
Interest expense, net of capitalized portion. . . . . . . . .       (17.7)         (77.1)

Investment earnings . . . . . . . . . . . . . . . . . . . . .         6.0            7.3
Equity in earnings of unconsolidated affiliates . . . . . . .         6.3            6.9
Minority interests in income of consolidated subsidiaries . .        (2.0)          (5.6)
Net gain (loss) on disposals of facilities. . . . . . . . . .        (2.5)         123.5
Gain on sale of subsidiary's common stock . . . . . . . . . .        32.0             --
                                                               -----------    -----------
Income before income taxes. . . . . . . . . . . . . . . . . .       107.0          228.9
Taxes on income . . . . . . . . . . . . . . . . . . . . . . .       (43.0)        (110.6)
                                                               -----------    -----------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . .  $     64.0     $    118.3
                                                               -----------    -----------
                                                               -----------    -----------
Earnings per share:
     Primary. . . . . . . . . . . . . . . . . . . . . . . . .  $      0.38    $     0.59
     Fully diluted. . . . . . . . . . . . . . . . . . . . . .  $      0.36    $     0.56

Weighted average shares and share equivalents outstanding-
     primary. . . . . . . . . . . . . . . . . . . . . . . . .  168,460,943   201,890,477



   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                 Operations.

                        TENET HEALTHCARE CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED AUGUST 31, 1994 AND 1995
                                 (UNAUDITED)


                                                                       1994          1995
                                                                     --------      --------
                                                                          (In millions)

Net cash provided by (used in) operating activities, including net expenditures for discontinued operations and restructuring
    charges. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (377.2)     $   60.8
                                                                     --------      --------

Cash flows from investing activities:
    Purchases of property, plant and equipment . . . . . . . . . .      (28.2)        (95.1)
    Purchases of new businesses, net of cash acquired. . . . . . .       (9.0)       (224.3)
    Proceeds from sales of facilities and other assets . . . . . .      157.6         231.3
    Other items. . . . . . . . . . . . . . . . . . . . . . . . . .      (11.6)         (8.4)
                                                                     --------      --------
       Net cash provided by (used in) investing activities . . . .      108.8         (96.5)
                                                                     --------      --------

Cash flows from financing activities:
    Net proceeds from revolving lines of credit. . . . . . . . . .       43.3         166.0
    Proceeds from other borrowings . . . . . . . . . . . . . . . .       77.9          17.4
    Payments of other borrowings . . . . . . . . . . . . . . . . .      (57.1)       (197.5)
    Proceeds from stock options exercised. . . . . . . . . . . . .        3.4           1.2
                                                                     --------      --------
       Net cash provided by (used in) financing activities . . . .       67.5         (12.9)
                                                                     --------      --------

Net decrease in cash and cash equivalents. . . . . . . . . . . . .     (200.9)        (48.6)
Cash and cash equivalents at beginning of year . . . . . . . . . .      313.2         155.0
                                                                     --------      --------
Cash and cash equivalents at end of period . . . . . . . . . . . .   $  112.3      $  106.4
                                                                     --------      --------
                                                                     --------      --------

Supplemental disclosures:

    Interest paid, net of amounts capitalized. . . . . . . . . . .   $   20.5      $   41.4
    Income taxes paid, net of refunds received . . . . . . . . . .       34.2            --

Major effects of acquiring new businesses:

    Assets acquired, primarily accounts receivable and property,
       plant and equipment . . . . . . . . . . . . . . . . . . . .   $   59.1      $  173.0
    Liabilities assumed, primarily accounts payable and long-term
       debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .       34.9          13.4

Major effects of excluding an unconsolidated affiliate from the consolidated financial statements:

    Decrease in assets, primarily accounts receivable and property,
       plant and equipment . . . . . . . . . . . . . . . . . . . .   $  (31.9)     $     --
    Decrease in liabilities, primarily long-term debt. . . . . . .      (83.2)           --
                                                                     --------      --------
                                                                     --------      --------

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                 Operations.

                          TENET HEALTHCARE CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments that are necessary to fairly state the financial position of Tenet Healthcare Corporation, its cash flows and the results of its operations for the periods indicated. All the adjustments affecting net income are of a normal recurring nature.

    The Company presumes that users of this interim financial information have read or have access to the Company's audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnotes and other disclosure which would substantially duplicate the disclosure contained in the Company's most recent annual report to security holders have been omitted. The patient volumes and net operating revenues of the Company's domestic general hospitals are subject to seasonal variations caused by a number of factors, including but not necessarily limited to, seasonal cycles of illness, climate and weather conditions, vacation patterns of both hospital patients and admitting physicians and other factors relating to the timing of elective hospital procedures. Net income also is not necessarily representative of operations for a full year for various reasons, including interest rates, acquisitions and disposals of facilities and long-term assets, revenue allowances and discount fluctuations, the timing of price changes and fluctuations in quarterly tax rates. These same considerations apply to all year-to-year comparisons.

2. On March 1, 1995, the Company, in a transaction accounted for a as a purchase, acquired all of the outstanding common stock of American Medical Holdings, Inc. ("AMH") for $1.5 billion in cash and 33,156,614 shares of the Company's common stock valued at approximately $488.0 million. Accordingly, the results of operations of AMH and its subsidiaries are included in the accompanying consolidated financial statements of the Company since the date of acquisition.

    The following supplemental pro-forma information for the three months ended August 31, 1994 is unaudited and assumes that the merger occurred as of the beginning of the period. The amounts reflect pro-forma adjustments for interest on new and refinanced debt, depreciation on revalued property, plant and equipment, and the amortization of goodwill.

                                                     (IN MILLIONS,
                                                       EXCEPT PER
                                                     SHARE AMOUNTS)
                                                     --------------
         Net operating revenues                         $1,301.0
         Net income                                     $   72.5
         Fully diluted earnings per share               $   0.35


    The pro-forma information shown above does not purport to present the results of operations of the Company had the transactions and events assumed therein occurred on the dates specified, nor are they necessarily indicative of the results of operations that may be achieved in the future. In addition, such information does not reflect certain cost savings that management believes may be realized following the merger.

                          TENET HEALTHCARE CORPORATION

3. The Company's net operating revenues consist primarily of net patient service revenues, which are based on established billing rates less applicable allowances and discounts. These allowances and discounts, primarily for patients covered by Medicare, Medicaid and other contractual programs, amounted to $666.4 million and $1,388.0 million for the three-month periods ended August 31, 1994 and 1995, respectively.

4. During the three-month period ended August 31, 1995, actual costs incurred and charged against the company's reserves for discontinued operations were approximately $10.3 million. Costs incurred and charged against the restructuring reserves established during the last three years were approximately $6.4 million. These reserves are included in other current liabilities or other long-term liabilities in the Company's balance sheets at May 31, 1995 and August 31, 1995.

5. On August 22, 1995, the Company acquired for approximately $222.6 million in cash the Mercy+Baptist Medical Center, a not-for-profit system of two general hospitals with an aggregate of 759 licensed beds located in New Orleans, Louisiana and a related physician practice. On September 29, 1995, the Company acquired the Providence Memorial Hospital, a not-for-profit general hospital located in El Paso, Texas for approximately $80.3 million. Providence is licensed for 471 general hospital beds (34 of which may be used as skilled nursing beds) and is licensed for 30 additional rehabilitation and sub-acute care beds. These acquisitions were financed by borrowings under the Company's revolving credit agreement.

6.  On October 11, 1995, the Company sold $500 million of new Senior
    Notes due December 2003. The notes have a coupon of 8 5/8% and were priced at 99.666% of par to yield 8.68%. The Company intends to use the net proceeds from this offering to repay bank loans under the credit agreement.

7.  On September 28, 1995, Vencor, Inc. ("Vencor") acquired the
    Hillhaven Corporation ("Hillhaven") by exchanging 0.935 shares of Vencor common stock for each share of Hillhaven common stock. The 8.878,147 shares of Hillhaven common stock owned by the Company were exchanged for 8,301,067 shares of Vencor common stock. Whereas the Company had owned an approximately 26% voting interest in Hillhaven prior to the merger, it now owns an approximately 13% voting interest in Vencor. In addition, Vencor paid the Company $91.8 million for its Hillhaven Series C and Series D Preferred Stock. The proceeds from the redemption of the preferred stock will be applied to reduce outstanding bank debt.

    With respect to its new investment in Vencor, the Company began on October 2, 1995 to explore with Vencor possible means by which the Company may monetize that investment, including the sale of subordinated debt securities of the Company that would be convertible or exchangeable into the shares of Vencor common stock owned by the Company. The proceeds of such a transaction would be used to repay existing bank debt. There can be no assurance, however, that such discussions with Vencor will result in any transaction.

                      TENET HEALTHCARE CORPORATION

8.  On October 3, 1995, the Company sold its 30% interest in the Subang
    Jaya Medical Centre in Malaysia to the Company's Malaysian partner for approximately $12.0 million. The proceeds from this transaction were applied to reduce outstanding bank debt. The transaction resulted in a gain estimated to be approximately $2.5 million, which will be included in the results of operations during the Company's quarter ended November 30, 1995.

9.  On September 22, 1995, the minority shareholders of Australian
    Medical Enterprises Limited ("AME") voted to reject a bid for the Company's approximately 52% interest in AME which had been made by Parkway Holdings Limited ("Parkway") pursuant to an agreement entered into by the Company and Parkway in July 1995. Two other parties have since announced bids for all of AME's shares, both at prices exceeding Parkway's bid. The Company also has an agreement to sell its 40% interest in the Bumrungrad Medical Center in Thailand. The Company expects to receive aggregate cash consideration of approximately $82.0 from the sales of its holdings in Australia and Thailand by November 30, 1995.

10. Statement of Financial Accounting Standards ("SFAS") No. 121, titled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," effective for fiscal years beginning after December 15, 1995, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In addition, this statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company intends to adopt this statement in fiscal 1996 and the adoption of SFAS No. 121 is not expected to have any material impact on the consolidated financial statements of the Company.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity is derived principally from the cash proceeds of operating activities, anticipated disposals of assets and investments, and realization of tax benefits associated with losses on sales of facilities and expenditures related to discontinued operations. This liquidity, along with the availability of credit under the new credit facility, is believed to be adequate to meet debt service requirements and to finance planned capital expenditures, acquisitions and other known operating needs, including resolution of the unusual legal proceedings referred to herein.

     The Company's strategy includes the pursuit of growth through joint ventures, including the development of integrated healthcare systems in certain strategic markets, hospital acquisitions and physician practice acquisitions. All or portions of this growth may be financed through available credit under the new credit facility or, depending on capital market conditions, sale of additional subordinated debt or equity securities or other bank borrowings. The Company's unused borrowing capacity under its revolving credit agreement was $189.4 million as of August 31, 1995. On October 11, 1995, the Company sold $500 million of new Senior Notes due 2003, the net proceeds of which were used to repay bank loans under the credit agreement. (See Note 6.)

     During the quarter ended August 31, 1995 net cash provided by operating activities was $77.1 million before expenditures of $16.3 million related to restructuring reserves and discontinued operations. For the prior year quarter cash provided by operating activities was $28.2 million before expenditures of $405.4 million for restructuring charges and discontinued operations.

     Proceeds from the sales of facilities and other assets was $231.3 million in the quarter ended August 31, 1995, substantially all of which was derived from the June 28, 1995 sale of the Company's two hospitals and related healthcare businesses in Singapore. The Company used the net proceeds from that sale to reduce outstanding bank loans under its revolving credit agreement. On September 28, 1995, the Company received $91.8 million from the redemption of its Hillhaven Series C and D preferred stock. On October 3, 1995, the Company sold its 30% interest in the Subang Jaya Medical Centre in Malaysia for approximately $12.0 million. In addition, the Company expects to receive aggregate cash consideration of approximately $82.0 million from the sales of its holdings in Australia and Thailand, which transactions are expected to close before November 30, 1995. In addition, the Company is continuing to evaluate other opportunities to monetize other investments and certain other assets.

     Cash payments for property and equipment were $95.1 million in the quarter ended August 31, 1995, compared to $28.2 million in the quarter ended August 31, 1994. Capital expenditures for the Company, before any significant acquisitions of facilities, are expected to be approximately $385.0 million for the current fiscal year ending May 31, 1996 and approximately $400.0 million for each of the following two years.

     In August 1995, the Company acquired two hospitals and a related physician practice in New Orleans, Louisiana and in September 1995, acquired a hospital in El Paso, Texas. The aggregate purchase price for both transactions was approximately $302.9 million (including the purchase of current assets and

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the assumption of current liabilities) and was financed by borrowings under the Company's revolving credit agreement.

     The Company's cash and cash equivalents at August 31, 1995 were $106.4 million, a decrease of $48.6 over May 31, 1995. Working capital at August 31, 1995 was a $184.5 million, compared to $267.1 at May 31, 1995. The principal reasons for the decline in working capital were the sale of the Company's holdings in Singapore ($59.6 million in net assets which were classified as assets held for sale in current assets at May 31, 1995), the proceeds of which were used to retire long-term debt, and an increase in the current portion of long-term debt due to the maturity of $24.5 million of the Company's unsecured medium-term notes in June 1996.

     Management believes that patient volumes, cash flows and operating results at the Company's principal healthcare businesses have been adversely affected by the legal proceedings and investigations described in the Annual Report to Shareholders on Form 10-K for the fiscal year ended May 31, 1995, and herein. The Company has reserves for the remaining legal proceedings not yet settled as of August 31, 1995 and an estimate of the legal fees related to these matters to be incurred subsequently totaling approximately $84.6 million, of which $66.3 million is expected to be paid within one year. These reserves represent management's estimate of the net costs of the ultimate disposition of these matters. There can be no assurance, however, that the ultimate liability will not exceed such estimates.

     The new credit facility and debt securities have affirmative, negative and financial covenants with which the Company must comply. These covenants include, among other requirements, limitations on borrowings, liens, investments, dividends and assets sales, and covenants regarding maintenance of specified levels of net worth, debt ratios and fixed-charge ratios.

RESULTS OF OPERATIONS

     The following is a summary of operations for the quarter ended August 31, 1994 and 1995.

                                     1994        1995          1994          1995
                                    ------     --------       ------        ------
                                   (dollars in millions) (% of net operating revenues)
Net operating revenues:
  Domestic general hospitals . . . .$526.3    $1,175.2         79.4%        91.5%
  Other domestic operations (1). . .  68.8        74.8         10.4%         5.8%
  International operations . . . . .  51.1        33.9          7.7%         2.7%
  Divested operations (2). . . . . .  16.6          --          2.5%           --
                                    ------    --------       ------        ------
Net operating revenues . . . . . . . 662.8     1,283.9        100.0%        100.0%
                                    ------    --------       ------        ------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating expenses:
  Salaries and benefits. . . . . . .(283.2)     (502.2)        42.7%         39.1%
  Supplies. . . . . .  . . . . . . . (80.6)     (178.7)        12.2%         14.0%
  Provision for doubtful accounts. . (26.1)      (67.3)         3.9%          5.2%
  Other operating expenses . . . . .(150.1)     (281.6)        22.7%         21.9%
  Depreciation . . . . . . . . . . . (34.3)      (61.4)         5.2%          4.8%
  Amortization . . . . . . . . . . .  (3.6)      (18.8)         0.5%          1.5%
                                    ------    --------        ------        -----
Operating income . . . . . . . . . .$ 84.9    $  173.9         12.8%         13.5%
                                    ------    --------        ------        -----
                                    ------    --------        ------        -----

EBITDA (3) . . . . . . . . . . . . .$122.8    $  254.1           --            --
EBITDA margin (3). . . . . . . . . .  18.5%       19.8%          --            --
Capital expenditures . . . . . . . .$ 28.2    $   95.1           --            --


(1) NET OPERATING REVENUES OF OTHER DOMESTIC OPERATIONS CONSIST PRIMARILY OF REVENUES FROM (I) THE COMPANY'S REHABILITATION HOSPITALS, LONG-TERM CARE FACILITIES AND PSYCHIATRIC HOSPITALS THAT ARE LOCATED ON OR NEAR THE SAME CAMPUSES AS THE COMPANY'S GENERAL HOSPITALS; (II) HEALTHCARE JOINT VENTURES OPERATED BY THE COMPANY; (III) SUBSIDIARIES OF THE COMPANY OFFERING HEALTH MAINTENANCE ORGANIZATIONS, PREFERRED PROVIDER ORGANIZATIONS AND INDEMNITY PRODUCTS; AND (IV) REVENUES EARNED BY THE COMPANY IN CONSIDERATION OF THE GUARANTEES OF CERTAIN INDEBTEDNESS AND LEASES OF HILLHAVEN AND OTHER THIRD PARTIES.

(2) NET OPERATING REVENUES OF DIVESTED OPERATIONS CONSIST OF REVENUES FROM TOTAL RENAL CARE, INC., PRIOR TO THE AUGUST 1994 SALE OF THE COMPANY'S APPROXIMATELY 75% EQUITY INTEREST.

(3) EBITDA REPRESENTS OPERATING INCOME BEFORE DEPRECIATION AND AMORTIZATION. WHILE EBITDA SHOULD NOT BE CONSTRUED AS A SUBSTITUTE OF OPERATING INCOME
    OR A BETTER INDICATOR OF LIQUIDITY THAN CASH FLOWS FROM OPERATING ACTIVITIES, WHICH ARE DETERMINED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES, IT IS INCLUDED HEREIN TO PROVIDE ADDITIONAL INFORMATION WITH RESPECT TO THE ABILITY OF THE COMPANY TO MEET ITS FUTURE DEBT SERVICE, CAPITAL EXPENDITURE AND WORKING CAPITAL REQUIREMENTS. EBITDA IS NOT NECESSARILY A MEASURE OF THE COMPANY'S ABILITY TO FUND ITS CASH FLOW NEEDS.


     Income before income taxes was $228.9 million for the quarter ended August 31, 1995, compared with $107.0 million for the prior year quarter. These results include pre-tax gains on disposals of facilities and long-term investments of $123.5 million (approximately $.28 per share net of taxes, on a fully diluted basis) in the quarter ended August 31, 1995 and $29.5 million (approximately $.09 per share net of taxes, on a fully diluted basis) in the quarter ended August 31, 1994.

    Net operating revenues for the quarter were $1,283.9 million compared with $662.8 million in the prior year quarter. The current quarter includes revenues attributable to facilities acquired in the March 1, 1995 acquisition of AMH. Net operating revenues for the quarter ended May 31, 1995, the first quarter of combined operations following the acquisition of AMH, were $1,356.3 million.

     Operating income increased by $89.0 million (or 104.8%) or $173.9 million for the quarter ended August 31, 1995 from $84.9 million for the quarter ended August 31, 1994 primarily due to the acquisition of AMH referred to above. The operating income margin for the current quarter increased to 13.5% from 12.8% a year ago. The increase in the operating margin is primarily due to effective cost control programs in the hospitals and the benefits of overhead reduction plans implemented during the first quarter of fiscal 1995 and following the AMH merger.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The table below sets forth certain selected operating statistics for the Company's domestic general hospitals.

                                                THREE MONTHS ENDED AUGUST 31,
                                               --------------------------------
                                                                     INCREASE
                                                 1994       1995     (DECREASE)
                                               --------   ---------  ----------
Number of hospitals (at end of period).......        33          72        39
Licensed beds (at end of period).............     6,622      16,210     144.8%
Net inpatient revenues (in thousands)........ $   373.4  $    787.3     110.8%
Net outpatient revenues (in thousands)....... $   144.1  $    365.3     153.5%
Admissions...................................    49,078     111,503     127.2%
Equivalent admissions........................    65,166     156,687     140.4%
Average length of stay (days)................       5.5         5.6       0.1 *
Patient days.................................   268,939     619,226     130.2%
Equivalent patient days......................   353,812     860,955     143.3%
Net inpatient revenues per patient day....... $   1,388  $    1,271      (8.4)%
Utilization of licensed beds.................     43.2%       43.4%       0.2%*
Outpatient visits............................   377,539   1,278,757     238.7%

*The % change is the difference between 1995 and 1994 percentages shown.

     Net operating revenues from the Company's domestic general hospital operations increased 123.3% to $1,175.2 million for the three months ended August 31, 1995, compared with $526.3 million for the prior year quarter. They were $1,200.2 million for the three months ended May 31, 1995. Excluding net operating revenues from the facilities acquired in the AMH merger, net operating revenues for the Company's domestic general hospitals would have remained relatively unchanged as less intensive services continue to shift from an inpatient to an outpatient basis or to alternative healthcare delivery services because of technological improvements and continued pressures by payors to reduce admissions and lengths of stay.

     Medicare revenues as a percentage of total patient revenues were 38.4% for the three months ended August 31, 1995, compared with 35.1% for the prior year quarter. Historically, rates paid under Medicare's prospective payment system for inpatient services have increased, but such increases have been less than cost increases. Payments for Medicare outpatient services are presently cost reimbursed, but there are pending certain proposed regulations that would convert reimbursement to a prospective payment system. Medicaid programs in certain states in which the Company operates also are undergoing changes that will result in reduced payments to hospitals. Pressures to control healthcare costs have resulted in an increase in the percentage of revenues attributable to managed care payors. The Company anticipates that its managed care business will increase in the future.

     The patient volumes and net operating revenues of the Company's domestic general hospitals are

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

subject to seasonal variations caused by a number of factors, including but not necessarily limited to, seasonal cycles of illness, climate and weather conditions, vacation patterns of both hospital patients and admitting physicians and other factors relating to the timing of elective hospital procedures.

     Net operating revenues from the Company's other domestic operations increased 8.7% to $74.8 million for the three months ended August 31, 1995, compared to $68.8 million for the prior year period, representing an increase of $6.0 million. This increase primarily reflects continued growth of National Health Plans, the Company's HMO and insurance subsidiary.

     Net operating revenues from the Company's international operations decreased 33.7% to $33.9 million for the three months ended August 31, 1995, compared to $51.1 million for the prior year quarter period, representing a decrease of $17.2 million. This decrease is principally attributable to the June 28, 1995 sale of the Company's two hospitals and related healthcare businesses in Singapore. On October 3, 1995, the Company sold its 30% interest in the Subang Jaya Medical Centre in Malaysia to the Company's Malaysian partner for approximately $12.0 million. The Company also has an agreement to sell its 40% interest in the Bumrungrad Medical Center in Thailand and expects to sell that interest before November 30, 1995. In addition, the Company also expects to sell its 52% interest in Australian Medical Enterprises Limited before November 30, 1995. The net operating revenues and operating profits of the sold and to be sold international facilities were $33.9 million and $5.1 million, respectively in the quarter ended August 31, 1995, as compared to $49.5 million and $8.9 million, respectively, for the quarter ended August 31, 1994.

     Operating expenses, which include salaries and benefits, supplies, provision for doubtful accounts, depreciation and amortization, and other operating expenses, were $1,110.0 million for the quarter ended August 31, 1995 and $577.9 million for the prior year quarter. Operating expenses for the current quarter include operating expenses from the facilities acquired in the March 1, 1995 AMH merger. Operating expenses for the quarter ended May 31, 1995 were $1,223.2 million, which includes $36.9 million of restructuring charges.

     Salaries and benefits expense as a percentage of net operating revenues was 39.1% in the quarter ended August 31, 1995 and 42.7% in the prior year quarter. The improvement is primarily attributable to a reduction in staffing levels implemented during the first quarter of fiscal 1995 and following the AMH merger. Salaries and benefits as a percentage of net operating revenues were 39.5% in the quarter ended May 31, 1995.

     Supplies expense as a percentage of net operating revenues was 14.0% in the quarter ended August 31, 1995, 13.9% in the quarter ended May 31, 1995 and 12.2% in the prior year quarter. The increase over the prior year quarter is primarily attributable to higher supplies expense in the facilities acquired in the AMH merger. The Company expects to reduce supplies expense through the incorporation of the acquired facilities into the Company's existing group purchasing program.

     The provision for doubtful accounts as a percentage of net operating revenues was 5.2% for the quarter ended August 31, 1995, 5.1% in the quarter ended May 31, 1995 and 3.9% in the prior year quarter.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The increase over the prior year quarter is primarily attributable to higher bad debt experience at the facilities acquired in the AMH merger. Excluding the net operating revenues and operating expenses of the AMH facilities, the provision for doubtful accounts as a percentage of net operating revenues would have been 3.8% in the current year quarter. The Company has been establishing improved follow-up collection systems through investment in an electronic claims processing network and through the continued consolidation of hospital business office functions.

     Depreciation and amortization expense as a percentage of net operating revenues were 6.3% in the quarter ended August 31, 1995, 6.1% in the quarter ended May 31, 1995 and 5.7% in the prior year quarter. The increase from $37.9 million in the quarter ended August 31, 1994 to $80.2 million for the quarter ended August 31, 1995 is primarily due to depreciation expense at the facilities acquired in the AMH merger and to the increase in goodwill amortization expense resulting from the AMH merger. Goodwill amortization associated with the AMH merger is expected to be approximately $62.5 million annually.

     Interest expense, net of capitalized interest, was $77.1 in the quarter ended August 31, 1995, $85.2 million in the quarter ended May 31, 1995 and $17.7 million in the prior year quarter. The increase in interest expense was due primarily to the acquisition of AMH and the new notes and bank loans used to finance the acquisition and to retire debt in connection with the merger.

     Taxes on income as a percentage of income before income taxes were 48.3% in the August 31, 1995 quarter compared with 40.2% in the prior year quarter. The difference between the Company's effective income tax rate and the statutory federal income tax rate is shown below:

                                                                      AUGUST 31,
                                                     --------------------------------------------
(in millions of dollars and                                  1994                    1995
as a percent of pretax income)                       --------------------    --------------------
                                                      AMOUNT      PERCENT     AMOUNT     PERCENT
                                                     --------     -------    --------    --------
Tax provision at statutory federal rate..........     $37.5        35.0%      $80.1        35.0%
State income taxes, net of federal income tax
   benefit.......................................     $ 4.9         4.6%      $ 9.6         4.2%
Goodwill amortization............................        --          --       $ 5.0         2.2%
Gain on sale of foreign subsidiary's assets......        --          --       $16.3         7.1%
Other............................................     $  .6         0.6%      $(0.4)       (0.2)%
                                                     -------     -------    --------     --------
Taxes on income and effective tax rates..........     $43.0        40.2%     $110.6        48.3%
                                                     -------     -------    --------     --------
                                                     -------     -------    --------     --------

      Amortization of the goodwill resulting from the AMH merger is a noncash charge, but provides no income tax benefits.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Material Development in Previously Reported Legal Proceedings:

        With respect to the shareholders derivative actions filed in the Los Angeles Superior Court in October and November of 1991 and previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995, a stipulation of settlement was executed by the parties as of September 8, 1995. Court approval is required and a hearing before the court is expected to be scheduled shortly. All monies relative to this settlement have been funded.

        In its normal course of business the Company also is subject to claims and lawsuits relating to injuries arising from patient treatment. The Company believes that its liability for damages resulting from such claims and lawsuits is adequately covered by insurance or is adequately provided for in its financial statements.

Items 2, 3 and 5 are not applicable.

Item 4. Submissions of Matters to a Vote of Security Holders

        On June 22, 1995, pursuant to a solicitation by the Board of Directors of the Company for written consents from the shareholders, the shareholders approved an amendment to the articles of incorporation of the Company to change its name from National Medical Enterprises, Inc. to Tenet Healthcare Corporation. The votes were as follows:

        For:           139,306,846
        Against:           566,996
        Abstaining:        317,676

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits.

             (4) Instruments Defining the Rights of Security Holders, Including Indentures

                  (a) Form of Indenture between the Company and Bank of New York, as Trustee, relating to 8 5/8% Senior Notes due 2003 (Incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 1 to Registration Statement on Form S-3, Registration No. 33-62591, dated
                       September 26, 1995).

             (10) Material Contracts

                  (a) Form of Amendment No. 1 to the Credit Agreement dated as of August 31, 1995, among the Company, Morgan Guaranty Trust Company of New York, Bank of America N.T. & S.A., The Bank of New York, Bankers Trust Company and the other lenders parties thereto (Incorporated by reference to Exhibit 10.1 to the Company's Amendment No. 1 to Registration Statement on Form S-3, Registration No. 33-62591, dated September 26, 1995).

             (11) (Page 18) Statement Re: Computation of Per Share Earnings
                  for the three months ended August 31, 1994 and 1995.

             (27) Financial Data Schedule (included only in the EDGAR filing).

        (b)  Reports on Form 8-K

             (a) During the fiscal quarter ended August 31, 1995, the Company filed a Current Report on Form 8-K, dated July 6, 1995, for
                  Item 5, Other Events. The Form 8-K was filed to report the filing on June 23, 1995, with the Secretary of the State of Nevada of a Certificate of Amendment of Restated Articles of Incorporation pursuant to which the Company amended its Restated Articles of Incorporation to change the name of the Company from National Medical Enterprises, Inc. to Tenet Healthcare Corporation.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TENET HEALTHCARE CORPORATION
                                            (Registrant)



Date: October 13, 1995                /s/ RAYMOND L. MATHIASEN
                                    -----------------------------
                                        Raymond L. Mathiasen
                                       Senior Vice President,
                                       Chief Financial Officer