Form 10-K405/A
period 1995-05-31
TENET HEALTHCARE CORP
filed 1995-12-18
CIK 70318

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A
                                AMENDMENT NO. 1


(MARK ONE)

/X/
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                    FOR THE FISCAL YEAR ENDED MAY 31, 1995.


                                       OR


/ /
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
               FOR THE TRANSITION PERIOD FROM        TO        .


                         COMMISSION FILE NUMBER I-7293

                            ------------------------

                          TENET HEALTHCARE CORPORATION

             (Exact name of registrant as specified in its charter)

                            ------------------------

              NEVADA                    95-2557091
  (State or other jurisdiction of    (I.R.S. Employer
  incorporation or organization)      Identification
                                           No.)
       2700 COLORADO AVENUE                90404
     SANTA MONICA, CALIFORNIA           (Zip Code)
  (Address of principal executive
             officer)

                            AREA CODE (310) 998-8000
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                                                      NAME OF EACH EXCHANGE
                              TITLE OF EACH CLASS                                      ON WHICH REGISTERED
--------------------------------------------------------------------------------  -----------------------------
Common Stock                                                                      New York Stock Exchange
                                                                                  Pacific Stock Exchange
8 5/8% Senior Notes due 2003                                                      New York Stock Exchange
9 5/8% Senior Notes due 2002                                                      New York Stock Exchange
10 1/8% Senior Subordinated Notes due 2005                                        New York Stock Exchange
Preferred Stock Purchase Rights                                                   New York Stock Exchange
                                                                                  Pacific Stock Exchange


                            ------------------------

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES _X_ NO ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. / /


    As of November 30, 1995, there were 201,436,819 shares of Common Stock outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, based on the closing price of these shares on the New York Stock Exchange was $3,600,683,140. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.


    Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1995, have been incorporated by reference into Parts I, II and IV of this Report. Portions of the definitive Proxy Statement for this Registrant's 1995 Annual Meeting of the Shareholders have been incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS



    The following has been added as the last paragraph of Item 3:



    Although, based upon information currently available to it, management believes that the amount of damages in excess of the reserves for unusual litigation costs that may be awarded in the above unresolved matters cannot reasonably be estimated, management does not believe it is likely that any damages awarded in such legal proceedings will have a material adverse effect on the Company's results of operations, liquidity or capital resources.



ITEM 6. SELECTED FINANCIAL DATA


    The following tables set forth selected historical financial data and other operating information for Tenet for each of the fiscal years in the five-year period ended May 31, 1995. The selected financial information for each of the five annual periods has been derived from the Consolidated Financial Statements, which have been audited by KPMG Peat Marwick LLP, independent auditors for Tenet, and from the underlying accounting records. The report of KPMG Peat Marwick LLP covering the Consolidated Financial Statements refers to a change in the method of accounting for income taxes in 1994.

    All information contained in the following tables should be read in conjunction with "Management's Discussion and Analysis" and with the Consolidated Financial Statements and related notes included herein. Certain amounts derived from the consolidated statements of operations have been reclassified to conform with the presentation below.


                                                                                               YEARS ENDED MAY 31,
                                                                              -----------------------------------------------------
                                                                                1995      1994(2)    1993(1)     1992       1991
                                                                              ---------  ---------  ---------  ---------  ---------
                                                                                          (DOLLARS IN MILLIONS, EXCEPT
                                                                                          PER SHARE AMOUNTS AND RATIOS)
STATEMENT OF OPERATIONS DATA: (3)
Net operating revenues......................................................  $ 3,318.4  $ 2,943.2  $ 3,178.2  $ 2,934.3  $ 2,604.6
Operating expenses:
  Salaries and benefits.....................................................    1,366.8    1,293.4    1,464.8    1,328.1    1,157.7
  Supplies..................................................................      431.5      339.4      349.2      318.9      252.8
  Provision for doubtful accounts...........................................      137.5      107.0      114.6      123.1      133.7
  Other operating expenses                                                        759.2      666.5      689.1      616.5      596.2
  Depreciation                                                                    164.4      142.7      141.8      122.4      108.9
  Amortization                                                                     30.6       18.1       18.6       18.4       16.2
  Restructuring charges (4).................................................       36.9       77.0       51.6       17.9     --
                                                                              ---------  ---------  ---------  ---------  ---------
Operating income............................................................      391.5      299.1      348.5      389.0      339.1
Interest, net of capitalized portion........................................     (138.1)     (70.0)     (75.3)     (89.4)    (123.9)
Investment earnings.........................................................       27.5       27.7       21.1       28.7       29.1
Equity in earnings of unconsolidated affiliates.............................       28.4       23.8       12.5        6.7        5.3
Minority interest expense...................................................       (9.4)      (8.2)     (10.0)      (6.8)      (4.4)
Net gain/(loss) on disposals of facilities, long-term investments and
 subsidiary's common stock..................................................       29.5       87.5      121.8       31.0       (0.1)
                                                                              ---------  ---------  ---------  ---------  ---------
Income from continuing operations before income taxes.......................      329.4      359.9      418.6      359.2      245.1
Taxes on income.............................................................     (135.0)    (144.0)    (155.0)    (141.0)    (100.0)
                                                                              ---------  ---------  ---------  ---------  ---------
Income from continuing operations...........................................  $   194.4  $   215.9  $   263.6  $   218.2  $   145.1
                                                                              ---------  ---------  ---------  ---------  ---------
                                                                              ---------  ---------  ---------  ---------  ---------
Earnings per common share from continuing operations, fully diluted.........  $    1.06  $    1.23  $    1.49  $    1.19  $    0.87
Cash dividends per common share.............................................     --      $    0.12  $    0.48  $    0.46  $    0.40
BALANCE SHEET DATA:
Working capital (deficit)...................................................  $   267.1  $  (196.3) $   155.9  $   223.9  $   346.0
Total assets................................................................    7,918.4    3,697.0    4,173.4    4,236.4    4,060.2
Long-term debt, excluding current portion                                       3,273.4      223.1      892.4    1,066.2    1,140.4
Shareholders' equity........................................................    1,986.1    1,319.9    1,752.1    1,674.0    1,762.3

------------------------------
(1) Results of operations for periods prior to April 1993 include, on a consolidated basis, the results of Westminster, the ownership of which was reduced from approximately 90% to approximately 42% in April 1993 through a public offering of Westminster common stock.
(2) Results of operations for the periods presented include the results, through the respective dates of sale, of 29 inpatient rehabilitation hospitals and 45 related satellite outpatient clinics sold in fiscal 1994, 23 long-term care facilities sold to Hillhaven in fiscal 1994 and TRC, in which Tenet sold an approximately 75% interest in August 1994.
(3) Results of operations for all periods presented exclude Tenet's psychiatric division, which was discontinued as of November 30, 1993, but include other divested businesses through the date of their divestiture that were not classified as discontinued operations.
(4) The restructuring charge for 1995 primarily consists of severance payments and outplacement services for involuntarily terminated former NME employees and other related costs in connection with the relocation of substantially all of the Company's hospital support activities located in Southern California and Florida to Dallas, Texas in connection with the Merger. The restructuring charge for 1994 relates to a plan initiated by Tenet in April 1994 to significantly decrease overhead costs by reducing corporate and division staffing levels and selling the corporate headquarters building. In fiscal 1992 and fiscal 1993, the restructuring charges related to the combination of Tenet's rehabilitation hospital division into its general hospital division, a corporate overhead reduction program begun in April 1993, and severance costs incurred in connection with a change in senior executive management.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE MERGER

    On March 1, 1995, in a transaction accounted for as a purchase, the Company acquired AMH for $1.5 billion in cash and 33.2 million shares of the Company's common stock valued at $488 million. In connection with the Merger, the Company also repaid $1.8 billion of AMH and Tenet debt. The Merger and debt retirements were financed by the Credit Agreement and the public issuance of $1.2 billion in new debt securities.

    Prior to the Merger, the Company operated 33 domestic general hospitals with 6,620 licensed beds in six states, seven skilled nursing facilities, six rehabilitation hospitals and four psychiatric hospitals located on or near general hospital campuses. Through its international hospital division, the Company operated 13 general hospitals in Australia, Malaysia, Singapore and Spain with a total of 1,693 licensed beds. With the Merger, the Company acquired 37 domestic general hospitals with 8,831 beds, bringing its domestic general hospital complement to 70 hospitals with 15,451 licensed beds in thirteen states. The acquisition also included a psychiatric hospital, ancillary facilities at or nearby many of AMH's hospitals, including outpatient surgery centers, rehabilitation units, long-term-care facilities, home healthcare programs, and ambulatory, occupational and rural healthcare clinics.

    Management believes that the transaction has strengthened the Company in its existing markets and enhanced its ability to deliver quality, cost-effective healthcare services in new markets. The consolidation of the two companies is expected to result in certain cost savings, currently estimated to amount to approximately $60.0 million beginning in the fiscal year ending May 31, 1996. The $60.0 million estimate is before any severance or other costs of implementing certain efficiencies. These savings are expected to be realized through the elimination of duplicate corporate overhead expenses, reduced supplies expense through the incorporation of the acquired facilities into the Company's existing group purchasing program, and improved collection of the acquired AMH facilities' accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES


    Historically, the Company's liquidity has been derived principally from the cash proceeds of operating activities, disposals of assets and investments, and realization of tax benefits associated with losses on sales of facilities. Fiscal 1995 is the only year since the Company began reporting cash flows in 1987 in which cash was not provided by operating activities. During 1995, due principally to the effects of discontinued operations and restructuring charges, cash flows from operating activities was a negative $7.0 million. Management believes that future cash flows from operations will be positive. This liquidity, along with the availability of credit under the Credit Agreement, is believed to be adequate to meet debt service requirements and to finance planned capital expenditures, acquisitions and other known operating needs over the short-term (1 to 18 months), and the long-term (18 months to 3 years), including resolution of the unusual legal proceedings referred to herein. The only significant remaining obligations related to discontinued operations are the unresolved legal proceedings discussed below.


    The Company's strategy includes the pursuit of growth through joint ventures, including the development of integrated healthcare systems in certain strategic markets, hospital acquisitions and physician practice acquisitions. All or portions of this growth may be financed through available credit under the Credit Agreement or, depending on capital market conditions, the sale of additional debt or equity securities or other bank borrowings. The Company's unused borrowing capacity under the Credit Agreement was $326.0 million as of May 31, 1995.


    During 1995 net cash used in operating activities was $7.0 million, after expenditures of $427.5 million related to restructuring charges and the discontinued psychiatric hospital business. Cash provided by operating activities during 1994 was $147.0 million and in 1993 it was $398.0 million.


    Management believes that patient volumes, cash flows and operating results at the Company's principal healthcare businesses, particularly those owned and operated by the Company prior to the Merger, have been adversely affected by the legal proceedings and investigations related primarily to the Company's former psychiatric business. See Note 8B to the Consolidated Financial Statements. The most significant of these matters were resolved last year. The Company has recorded reserves for the remaining legal proceedings not yet settled as of May 31, 1995, and an estimate of the legal fees related to these matters to be incurred subsequently, totaling approximately $75.7 million, of which $59.6 million is expected to be paid within one year. These reserves represent management's estimates of the net costs of the disposition of these matters. There can be no assurance, however, that the ultimate liability will not exceed such estimates. Although, based upon information currently available to it, management believes that the amount of damages in excess of the reserves for unusual litigation costs that may be awarded in any of these matters cannot reasonably be estimated, management does not believe it is likely that any damages awarded in such legal proceedings will have a material adverse effect on the Company's results of operations, liquidity or capital resources.


    Proceeds from the sales of facilities, investments and other assets were $172.0 million during 1995, compared with $569.0 million during 1994 and $69.8 million in 1993. In June 1995, the Company sold two hospitals and related businesses in Singapore for $243.3 million. In addition, the buyer assumed approximately $78.3 million in debt. See Note 18 to the Consolidated Financial Statements. The net proceeds were used to pay off secured bank loans under the Company's Credit Agreement. During fiscal 1996, the Company has received $91.8 million from the redemption of its Hillhaven Series C Preferred Stock and Series D Preferred Stock, $12.0 million from the sale of its holdings in Malaysia, and expects to receive an aggregate of approximately $82.0 million from the sale of its holdings in Australia and Thailand. In addition, the Company is continuing to evaluate other opportunities to monetize other investments and certain other assets.

    The Company's cash and cash equivalents at May 31, 1995 were $155.0 million, a decrease of $158.2 million over May 31, 1994. The decrease includes the effects of expenditures amounting to $379.8 million during fiscal 1995 relating to the resolution of unusual legal proceedings and government investigations related to the discontinued psychiatric business. Working capital at May 31,
1995 was $267.1 million, compared with a working capital deficit of $196.3 million at May 31, 1994 and working capital of $155.9 million at May 31, 1993. The principal reason for the decline in working capital in 1994 was the fiscal 1994 increase in the current portion of long-term debt to $544.5 million due to notes maturing in April 1995 and a $392.6 million increase in current reserves for discontinued operations and restructuring charges.

    Cash payments for property and equipment were $263.6 million in 1995, compared with $184.8 million in 1994 and $319 million in 1993. Capital expenditures for the Company, before any significant acquisitions of facilities, are expected to be approximately $400 million per year for each of the next three years. The estimated cost to complete major approved construction projects is approximately $157.5 million, all of which is related to expansion, improvement and equipping domestic hospital facilities, and a significant portion of which is expected to be spent over the next three years. In August 1995, the Company acquired Mercy+Baptist and in September 1995 the Company acquired Providence. The aggregate cash consideration for these transactions was $302.9 million (including the purchase or assumption of working capital). The Company intends to continue to invest in existing and new facilities.


    The Credit Agreement and debt securities have affirmative, negative and financial covenants with which the Company must comply. These covenants include, among other requirements, limitations on borrowings and guarantees, liens, investments, and assets sales, a prohibition on the payment of dividends and covenants regarding maintenance of specified levels of net worth, debt ratios and fixed-charge ratios.


RESULTS OF OPERATIONS

    Income from continuing operations before income taxes was $329.4 million in 1995, compared with $359.9 million and $418.6 million in 1994 and 1993, respectively. The most significant transactions affecting the results of continuing operations were (i) the Merger; (ii) the financing of the Merger, which will add more than $250 million annually in interest expense; and (iii) a series of divestitures during fiscal 1993, 1994 and 1995, including the sale of all but six of the Company's rehabilitation hospitals and related outpatient clinics in January and March of 1994, the sales of majority interests in two non-hospital subsidiaries, and the sale to Hillhaven of all but seven of the Company's long-term care facilities, all of which had been leased to Hillhaven. Other unusual pretax items relating to restructuring charges and gains or losses on asset sales are shown below:


                                                                                    1995       1994       1993
                                                                                  ---------  ---------  ---------
                                                                                           (IN MILLIONS)
Gain (loss) on sales of facilities and long-term investments....................  $    (2.5) $    87.5  $    92.8
Gains on sales of subsidiaries' common stock....................................       32.0         --       29.0
Restructuring charges...........................................................      (36.9)     (77.0)     (51.6)
                                                                                  ---------  ---------  ---------
Net unusual pretax items (after tax--$0.03 fully diluted per share in 1995,
 $0.04 in 1994 and $0.30 in 1993)...............................................  $    (7.4) $    10.5  $    70.2
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------


    Excluding the unusual items as shown in the table above, income from continuing operations before income taxes would have been $348.4 million in 1993, $349.4 million in 1994 and $336.8 million in 1995.

    The following is a summary of continuing operations for the past three fiscal years:


                                                      1995       1994       1993       1995       1994       1993
                                                    ---------  ---------  ---------  ---------  ---------  ---------
                                                         (DOLLARS IN MILLIONS)             (PERCENTAGE OF NET
                                                                                           OPERATING REVENUES)
STATEMENT OF OPERATIONS DATA:
Net operating revenues:
  Domestic general hospitals......................  $ 2,776.8  $ 2,133.3  $ 2,112.9       83.7%      72.5%      66.5%
  Other domestic operations (1)...................      310.6      275.3      271.9        9.3        9.3        8.5
  International operations........................      214.4      175.4      162.4        6.5        6.0        5.1
  Divested operations (2).........................       16.6      359.2      631.0        0.5       12.2       19.9
                                                    ---------  ---------  ---------  ---------  ---------  ---------
Net operating revenues............................    3,318.4    2,943.2    3,178.2      100.0      100.0      100.0
                                                    ---------  ---------  ---------  ---------  ---------  ---------
Operating expenses:
  Salaries and benefits...........................   (1,366.8)  (1,293.4)  (1,464.8)      41.2       43.9       46.1
  Supplies........................................     (431.5)    (339.4)    (349.2)      13.0       11.5       11.0
  Provision for doubtful accounts.................     (137.5)    (107.0)    (114.6)       4.1        3.6        3.6
  Other operating expenses........................     (759.2)    (666.5)    (689.1)      22.9       22.7       21.7
  Depreciation....................................     (164.4)    (142.7)    (141.8)       5.0        4.9        4.4
  Amortization....................................      (30.6)     (18.1)     (18.6)       0.9        0.6        0.6
  Restructuring charges...........................      (36.9)     (77.0)     (51.6)       1.1        2.6        1.6
                                                    ---------  ---------  ---------  ---------  ---------  ---------
Operating income..................................  $   391.5  $   299.1  $   348.5       11.8%      10.2%      11.0%
                                                    ---------  ---------  ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------  ---------  ---------

------------------------
(1) Net operating revenues of other domestic operations consist primarily of revenues from (i) the Company's rehabilitation hospitals, long-term-care facilities and psychiatric hospitals that are located on or near the same campuses as the Company's general hospitals; (ii) healthcare joint ventures operated by the Company; (iii) subsidiaries of the Company offering health maintenance organizations, preferred provider organizations and indemnity products; and (iv) revenues earned by the Company in consideration of the guarantees of certain indebtedness and leases of Hillhaven and other third parties.
(2) Net operating revenues of divested operations consist of revenues from (i) TRC prior to the August 1994 sale of the Company's approximately 75% equity interest; (ii) 29 rehabilitation hospitals and 45 related satellite outpatient clinics prior to their sales in January and March of 1994; (iii) 85 long-term care facilities prior to their sales to Hillhaven in fiscal 1993 and 1994; and (iv) Westminster prior to the April 1993 public offering of common stock that reduced the Company's equity interest in Westminster from approximately 90% to approximately 42%.


    Net operating revenues were $3.3 billion in 1995, compared with $2.9 billion in 1994 and $3.2 billion in 1993. The current year includes revenues attributable to facilities acquired in the Merger for the three months ended May 31, 1995. The prior two years include revenues of $359.2 million and $631.0 million, respectively, from the sold rehabilitation hospitals and the other divestitures mentioned above through the date of divestiture.

    Operating income increased 30.9% to $391.5 million in 1995 from $299.1 million in 1994 and $348.5 million in 1993. The operating income margin increased to 11.8% from 10.2% in 1994 and 11.0% in 1993. The increase in the operating margin is primarily due to effective cost-control programs in the hospitals and the sale of the rehabilitation hospitals that, as a whole, had lower margins than the general hospitals.

    Net operating revenues from the Company's domestic general hospital operations increased 33% to $2.8 billion in 1995, compared with $2.1 billion in both 1994 and 1993. Excluding net operating revenues from the facilities acquired in the Merger, net operating revenues for the Company's domestic general hospitals would have remained relatively flat as less intensive services continue to shift from an inpatient to an outpatient basis or to alternative healthcare delivery services because of technological improvements and continued pressures by payors to reduce admissions and lengths of stay.


    The Company continues to experience an increase in Medicare revenues as a percentage of total patient revenues. The Medicare program accounted for approximately 39% of the net patient revenues of the domestic general hospitals in 1995 and 36% and 34% in 1994 and 1993, respectively. Historically, rates paid under Medicare's prospective payment system for inpatient services have increased, but such increases have been less than cost increases. Payments for Medicare outpatient services are presently cost reimbursed, but there are pending certain proposed regulations that would convert reimbursement to a prospective payment system. Medicaid programs in certain states in which the Company operates also are undergoing changes that will result in reduced payments to hospitals. The Company is addressing the reduced Medicaid payments by implementing various cost-control programs, such as using flexible staffing programs, reducing overhead and enhancing the Company's group purchasing and equipment maintenance programs, focusing on reducing operating costs, and forming integrated health delivery systems to increase revenues. Pressures to control healthcare costs have resulted in an increase in the percentage of managed care payors. The Company anticipates that its managed care business will increase in the future.


    The patient volumes and net operating revenues of the Company's domestic general hospitals are subject to seasonal variations caused by a number of factors, including but not necessarily limited to, seasonal cycles of illness, climate and weather conditions, vacation patterns of both hospital patients and admitting physicians, and other factors relating to the timing of elective hospital procedures.

    The table below sets forth certain selected operating statistics for the Company's domestic general hospitals:


                                                                                                    INCREASE
                                                                                                   (DECREASE)
                                                                                                     1994 TO
                                                            1995          1994          1993          1995
                                                        ------------  ------------  ------------  -------------
Domestic general hospital operating data:
  Number of hospitals (at end of period)..............            70            35            35         35
  Licensed beds (at end of period)....................        15,622         6,873         6,818      127.3%
  Net inpatient revenues (in millions)................  $    1,937.9  $    1,568.4  $    1,529.5       23.6%
  Net outpatient revenues (in millions)...............  $      786.3  $      557.2  $      534.7       41.1%
  Admissions..........................................       267,868       207,868       210,669       28.9%
  Equivalent admissions...............................       358,664       271,004       274,216       32.3%
  Average length of stay..............................           5.6           5.6           5.6         --
  Patient days........................................     1,507,865     1,154,030     1,187,181       30.7%
  Equivalent patient days.............................     1,997,508     1,493,314     1,537,913       33.8%
  Net inpatient revenues per patient day..............  $      1,285  $      1,359  $      1,288       (5.4%)
  Utilization of licensed beds........................          46.4%         46.8%         47.8%      (0.4%)*
  Outpatient visits...................................     2,293,586     1,472,258     1,473,294       55.8%

------------------------
* The % change is the difference between the 1995 and 1994 percentages shown.

    The general hospital industry in the United States and the Company's general hospitals continue to have significant unused capacity, and thus there is substantial competition for patients. Inpatient utilization continues to be negatively affected by payor-required pre-admission authorization and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Increased competition, admission constraints and payor pressures are expected to continue. Another factor impacting operating results is the slow recovery of the California economy from a recent recession. At May 31, 1995, 26% of the Company's domestic general hospital beds were in California.

    Allowances and discounts are expected to continue to rise because of increasing cost controls by government and group health payors and because the percentage of business from managed care programs (and related discounts) continues to grow. The Company has been implementing various cost-control programs focused on reducing operating costs. The Company's general hospitals have been improving operating margins in a very competitive environment, due in large part to enhanced cost controls and efficiencies being achieved throughout the Company.

    Net operating revenues from the Company's other domestic operations increased 12.8% to $310.6 million in 1995, compared with $275.3 million in 1994 and $271.9 million in 1993. This increase primarily reflects continued growth of National Health Plans, the Company's HMO and insurance subsidiary, to approximately 57,000 HMO members at May 31, 1995, compared with approximately 40,000 members at May 31, 1994.

    Net operating revenues from the Company's international operations increased 22.2% to $214.4 million in 1995, compared with $175.4 million in 1994 and $162.4 million in 1993. This increase is principally attributable to a 17.4% increase in net operating revenues of AME and a 13.8% increase in the net operating revenues of the Company's two hospitals in Singapore. In addition, Centro Medico Teknon in Barcelona, Spain was opened in February 1994 and became a wholly owned subsidiary in June 1994 when the Company acquired its partner's 50% interest.

    On June 28, 1995, the Company sold the two hospitals it owned and operated in Singapore and on October 3, 1995 the Company sold its 30% interest in a hospital in Malaysia. In addition, the Company has announced agreements to sell its holdings in Thailand and Australia. See "Business -- International Operations." Net operating revenues and operating profits from the facilities sold and to be sold were $203.4 million and $37.0 million, respectively, in the year ended May 31, 1995.

    Operating expenses, which include salaries and benefits, supplies, provision for doubtful accounts, depreciation and amortization, restructuring charges and other operating expenses, were $2.9 billion in 1995, $2.6 billion in 1994 and $2.8 billion in 1993. Operating expenses for the current year include three months of operating expenses from the facilities acquired in the Merger. Prior-year periods include the operating expenses of the divested operations, as discussed above, and to that extent, the current year and prior-year periods are not comparable.

    Salaries and benefits expense as a percentage of net operating revenues was 41.2% in 1995, 43.9% in 1994 and 46.1% in 1993. The improvement in 1995 is primarily attributable to the Merger, and in 1994 to the divested operations and a reduction in corporate and divisional staffing levels.

    Supplies expense as a percentage of net operating revenues was 13.0% in 1995, 11.5% in 1994 and 11.0% in 1993. Most of this change in 1995 is due to the facilities acquired in the Merger. The prior-year change was largely due to the sales of the rehabilitation hospitals, which were less supplies-intensive than are general hospitals.

    The provision for doubtful accounts as a percentage of net operating revenues was 4.1% in 1995 and 3.6% in both 1994 and 1993. The increase is primarily attributable to the facilities acquired in the Merger. Excluding the net operating revenues and operating expenses of the AMH facilities, the provision for doubtful accounts as a percentage of net operating revenues would have been 3.7% in 1995. The Company has been able to control the provision for doubtful accounts through continued improvement of follow-up collection systems, through investment in an electronic claims processing network and through the continued consolidation of hospital business office functions.

    Other operating expenses as a percentage of net operating revenues were 22.9% in 1995, 22.7% in 1994 and 21.7% in 1993.

    Depreciation and amortization expense as a percentage of net operating revenues were 5.9% in 1995, 5.5% in 1994 and 5.0% in 1993. The increase in 1995 is primarily due to the Merger. Goodwill amortization is expected to be at least $62.5 million annually, based on the amount of goodwill related to the Merger recorded as of May 31, 1995.


    In connection with the March 1, 1995 merger of the Company and AMH, the Company has relocated substantially all of its hospital support activities located in Southern California and Florida to the former corporate headquarters of AMH located in Dallas, Texas. Severance payments and outplacement services for involuntary terminations of approximately 890 former NME employees and other related costs in connection with this move are estimated to be $36.9 million ($0.12 per share on an after-tax, fully diluted basis) and have been classified as restructuring charges in the accompanying consolidated statements of operations for the year ended May 31, 1995.



    During the fourth quarter of fiscal 1994, the Company initiated a plan to significantly decrease overhead costs through a reduction in corporate and division staffing levels and to review the resulting office space needs of all corporate operations. The Company decided to sell its corporate headquarters building and to lease substantially less office space in that building or at an alternative site. Costs of the write-down of the building, employee severance benefits for approximately 110 employees and other expenses directly related to the overhead reduction plan were estimated to be approximately $77.0 million.



    In 1993 the Company recorded a charge of $52.0 million for costs associated with the combination of the Company's rehabilitation hospital division into its general hospital division, a corporate overhead reduction program that began in April 1993, and severance costs incurred in connection with a change in senior executive management.



    During the year ended May 31, 1995, actual costs incurred and charged against the restructuring reserves were approximately $22.7 million. The balances of the reserves are included in other current liabilities or other long-term liabilities in the Company's consolidated balance sheets at May 31, 1995 and 1994.


    Interest expense, net of capitalized interest, was $138.1 million in 1995, compared with $70.0 million in 1994 and $75.3 million in 1993. All of the increase between 1994 and 1995 was due to the acquisition of AMH and the $3.5 billion of new notes and bank loans used to finance the acquisition and retire debt in connection with the Merger.

    Investment earnings were $27.5 million in 1995, $27.7 million in 1994 and $21.1 million in 1993, and were derived primarily from notes receivable and investments in short-term debt securities.


    Equity in earnings of unconsolidated affiliates was $28.4 million in 1995, $23.8 million in 1994 and $12.5 million in 1993. The increases are due to an increase in the Company's ownership of Hillhaven from approximately 14% to approximately 33% during fiscal 1994. By the end of fiscal 1995, the Company's ownership had been reduced to approximately 26% as a result of the issuance by Hillhaven of additional stock in connection with acquisitions. See Note 14 to the Consolidated Financial Statements.


    Minority interest in income of consolidated subsidiaries represents outside shareholders' interests in consolidated, but not wholly owned, subsidiaries of the Company, and, at May 31, 1995, consists primarily of the approximately 48% minority shareholders' interest in AME. Minority interest expense was $9.4 million in 1995, $8.2 million in 1994 and $10.0 million in 1993.

    Taxes on income as a percentage of pretax income from continuing operations were 41% in 1995, 40% in 1994 and 37% in 1993. The Company expects the effective tax rate to increase further in 1996, primarily due to the additional amortization of goodwill resulting from the Merger. Such amortization expense is a noncash charge but provides no income tax benefits.

    The Company believes that inflation does not have a significant impact on its earnings, except when Medicare and Medicaid rate increases are inadequate in relation to rising costs and when other payors also implement programs to control their healthcare costs.


BUSINESS OUTLOOK

    Because of intense national, state and private industry efforts to reform the healthcare delivery and payment systems in this country, the healthcare industry as a whole faces increased uncertainty. While the Company is unable to predict which, if any, proposals for healthcare reform will be adopted, it continues to monitor their progress and analyze their potential impacts in order to formulate its future business strategies.

    The challenge facing the Company and the healthcare industry is to continue to provide quality patient care in an environment of rising costs, strong competition for patients, and a general reduction of reimbursement by both private and government payors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           INDEX TO FINANCIAL STATEMENTS


                                                                                                               PAGE
                                                                                                             ---------
TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
Financial Statements:
  Report of Independent Auditors...........................................................................         11
  Consolidated Balance Sheets as of May 31, 1995 and 1994..................................................         12
  Consolidated Statements of Operations for the years ended May 31, 1995, 1994 and 1993....................         13
  Consolidated Statements of Changes in Shareholders' Equity for the years ended May 31, 1995, 1994 and
   1993....................................................................................................         14
  Consolidated Statements of Cash Flows for the years ended May 31, 1995, 1994 and 1993....................         15
  Notes to Consolidated Financial Statements...............................................................         17

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Tenet Healthcare Corporation:

    We have audited the accompanying consolidated balance sheets of Tenet Healthcare Corporation and subsidiaries as of May 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended May 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tenet Healthcare Corporation and subsidiaries as of May 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1995, in conformity with generally accepted accounting principles.

    As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for income taxes effective June 1, 1993.

                                          KPMG PEAT MARWICK LLP

Los Angeles, California
July 25, 1995

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                                    MAY 31,
                                                                                              --------------------
                                                                                                1995       1994
                                                                                              ---------  ---------
                                                                                              (DOLLAR AMOUNTS ARE
                                                                                                  EXPRESSED IN
                                                                                                   MILLIONS)
Current assets:
  Cash and cash equivalents.................................................................  $     155  $     313
  Short-term investments in debt securities.................................................        139         60
  Accounts and notes receivable, less allowance for doubtful accounts
   ($184 in 1995 and $77 in 1994)...........................................................        565        385
  Inventories of supplies, at cost..........................................................        116         55
  Deferred income taxes.....................................................................        410        372
  Assets held for sale......................................................................        184        204
  Prepaid expenses and other current assets.................................................         55         55
                                                                                              ---------  ---------
    Total current assets....................................................................      1,624      1,444
                                                                                              ---------  ---------
Investments and other assets................................................................        362        382
Property, plant and equipment, net..........................................................      3,319      1,764
Costs in excess of net assets acquired, less accumulated amortization
 ($21 in 1995 and $11 in 1994)..............................................................      2,511         61
Other intangible assets, at cost, less accumulated amortization
 ($37 in 1995 and $43 in 1994)..............................................................        102         46
                                                                                              ---------  ---------
                                                                                              $   7,918  $   3,697
                                                                                              ---------  ---------
                                                                                              ---------  ---------
                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.........................................................  $     252  $     545
  Short-term borrowings and notes...........................................................         35         67
  Accounts payable..........................................................................        359        176
  Employee compensation and benefits........................................................        162         93
  Reserves related to discontinued operations...............................................         77        465
  Income taxes payable......................................................................          2         58
  Other current liabilities.................................................................        469        236
                                                                                              ---------  ---------
    Total current liabilities...............................................................      1,356      1,640
                                                                                              ---------  ---------
Long-term debt, net of current portion......................................................      3,273        223
Other long-term liabilities and minority interests..........................................      1,002        389
Deferred income taxes.......................................................................        301        125
Commitments and contingencies
Shareholders' equity:
  Common stock, $0.075 par value; authorized 450,000,000 shares; 218,713,406 shares issued
   at May 31, 1995, and 185,587,666 shares at May 31, 1994..................................         16         14
  Additional paid-in capital................................................................      1,502      1,013
  Retained earnings.........................................................................        740        575
  Less common stock in treasury, at cost, 18,775,274 shares at May 31, 1995, and 19,507,161
   at May 31, 1994..........................................................................       (272)      (282)
                                                                                              ---------  ---------
    Total shareholders' equity..............................................................      1,986      1,320
                                                                                              ---------  ---------
                                                                                              $   7,918  $   3,697
                                                                                              ---------  ---------
                                                                                              ---------  ---------

          See accompanying Notes to Consolidated Financial Statements.

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 YEARS ENDED MAY 31,
                                                                           -------------------------------
                                                                             1995       1994       1993
                                                                           ---------  ---------  ---------
                                                                             (DOLLAR AMOUNTS, EXCEPT PER
                                                                           SHARE AMOUNTS, ARE EXPRESSED IN
                                                                                      MILLIONS)
Net operating revenues...................................................  $   3,318  $   2,943  $   3,178
Operating expenses:
  Salaries and benefits..................................................     (1,367)    (1,293)    (1,465)
  Supplies...............................................................       (432)      (339)      (349)
  Provision for doubtful accounts........................................       (137)      (107)      (115)
  Other operating expenses...............................................       (759)      (667)      (689)
  Depreciation...........................................................       (164)      (143)      (141)
  Amortization...........................................................        (31)       (18)       (19)
  Restructuring charges..................................................        (37)       (77)       (52)
                                                                           ---------  ---------  ---------
Operating income.........................................................        391        299        348
                                                                           ---------  ---------  ---------
Interest expense, net of capitalized portion.............................       (138)       (70)       (75)
Investment earnings......................................................         27         28         21
Equity in earnings of unconsolidated affiliates..........................         28         23         13
Minority interests in income of consolidated subsidiaries................         (9)        (8)       (10)
Net gain (loss) on disposals of facilities and long-term investments.....         (2)        88         93
Gains on sales of subsidiaries' common stock.............................         32          0         29
                                                                           ---------  ---------  ---------
Income from continuing operations before income taxes....................        329        360        419
Taxes on income..........................................................       (135)      (144)      (155)
                                                                           ---------  ---------  ---------
Income from continuing operations........................................        194        216        264
Discontinued operations..................................................         (9)      (701)      (104)
Extraordinary charge from early extinguishment of debt...................        (20)         0          0
Cumulative effect of a change in accounting principle....................          0         60          0
                                                                           ---------  ---------  ---------
Net income (loss)........................................................  $     165  $    (425) $     160
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------
PER-SHARE DATA
Earnings (loss) per share:
  Primary:
    Continuing operations................................................  $    1.10  $    1.29  $    1.59
    Discontinued operations..............................................      (0.06)     (4.19)     (0.63)
    Extraordinary charge.................................................      (0.11)      0.00       0.00
    Cumulative effect of a change in accounting principle................       0.00       0.36       0.00
                                                                           ---------  ---------  ---------
                                                                           $    0.93  $   (2.54) $    0.96
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------
  Fully diluted:
    Continuing operations................................................  $    1.06  $    1.23  $    1.49
    Discontinued operations..............................................      (0.05)     (4.10)     (0.58)
    Extraordinary charge.................................................      (0.10)      0.00       0.00
    Cumulative effect of a change in accounting principle................       0.00       0.33       0.00
                                                                           ---------  ---------  ---------
                                                                           $    0.91  $   (2.54) $    0.91
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------
Weighted average shares and share equivalents outstanding -- primary (in
 thousands)..............................................................    176,817    167,024    166,111

          See accompanying Notes to Consolidated Financial Statements.

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                 COMMON STOCK
                                                           ------------------------  ADDITIONAL
                                                           OUTSTANDING    ISSUED       PAID-IN     RETAINED     TREASURY
                                                             SHARES       AMOUNT       CAPITAL     EARNINGS       STOCK
                                                           -----------  -----------  -----------  -----------  -----------
                                                                     (DOLLAR AMOUNTS ARE EXPRESSED IN MILLIONS,
                                                                             SHARE AMOUNTS IN THOUSANDS)
BALANCES, MAY 31, 1992...................................     166,963    $      14    $     994    $     939    $    (273)
  Net income.............................................                                                160
  Cash dividends ($0.48 per share).......................                                                (80)
  Purchases of treasury stock............................      (1,034)                                                (15)
  Stock options exercised, net of tax benefits...........          36                                                   1
  Restricted share cancellations.........................         (67)                       11                         1
                                                           -----------         ---   -----------  -----------       -----
BALANCES, MAY 31, 1993...................................     165,898           14        1,005        1,019         (286)
  Net loss...............................................                                               (425)
  Cash dividends ($0.12 per share).......................                                                (19)
  Stock options exercised, net of tax benefits...........         293                        (1)                        4
  Restricted share cancellations.........................        (110)                        9
                                                           -----------         ---   -----------  -----------       -----
BALANCES, MAY 31, 1994...................................     166,081           14        1,013          575         (282)
  Net income.............................................                                                165
  Shares issued in connection with merger................      33,156            2          486
  Stock options exercised, net of tax benefits...........         705                        (1)                       10
  Restricted share cancellations.........................          (4)                        4
                                                           -----------         ---   -----------  -----------       -----
BALANCES, MAY 31, 1995...................................     199,938    $      16    $   1,502    $     740    $    (272)
                                                           -----------         ---   -----------  -----------       -----
                                                           -----------         ---   -----------  -----------       -----

          See accompanying Notes to Consolidated Financial Statements.

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                YEARS ENDED MAY 31,
                                                                          -------------------------------
                                                                            1995       1994       1993
                                                                          ---------  ---------  ---------
                                                                           (DOLLAR AMOUNTS ARE EXPRESSED
                                                                                   IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).....................................................  $     165  $    (425) $     160
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
    Depreciation and amortization.......................................        195        198        199
    Deferred income taxes...............................................         95       (253)       (32)
    Gains on sales of facilities and long-term investments..............        (30)       (88)      (122)
    Extraordinary charge from loss on early extinguishment of debt......         20          0          0
    Additions to reserves for discontinued operations and restructuring
     charges............................................................         51      1,175        189
    Other items.........................................................         (6)       (22)        33
  Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
    Accounts and notes receivable, net..................................        (47)       (65)        65
    Inventories, prepaid expenses and other current assets..............          1        (21)       (43)
    Accounts payable, accrued expenses and income taxes payable.........        (28)       (31)        21
    Noncurrent accrued expenses and other liabilities...................          4         (2)        24
  Net expenditures for discontinued operations and restructuring
   charges..............................................................       (427)      (319)       (96)
                                                                          ---------  ---------  ---------
    Net cash provided by (used in) operating activities.................         (7)       147        398
                                                                          ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment............................       (264)      (185)      (319)
  Purchases of new businesses, net of cash acquired.....................     (1,429)        (5)        (3)
  Proceeds from sales of facilities, investments and other assets.......        172        569         70
  Other items...........................................................          8          7        (47)
                                                                          ---------  ---------  ---------
    Net cash provided by (used in) investing activities.................     (1,513)       386       (299)
                                                                          ---------  ---------  ---------


                                                                     (CONTINUED)

          See accompanying Notes to Consolidated Financial Statements.

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                                                                                YEARS ENDED MAY 31,
                                                                          -------------------------------
                                                                            1995       1994       1993
                                                                          ---------  ---------  ---------
                                                                           (DOLLAR AMOUNTS ARE EXPRESSED
                                                                                   IN MILLIONS)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of borrowings................................................  $  (2,091) $    (428) $     (93)
  Proceeds from borrowings..............................................      3,445         91        131
  Net payments of short-term bank borrowings under unsecured revolving
   credit line..........................................................          0          0        (10)
  Cash dividends paid to shareholders...................................          0        (40)       (78)
  Purchases of treasury stock...........................................          0          0        (19)
  Other items...........................................................          8         16         (3)
                                                                          ---------  ---------  ---------
    Net cash provided by (used in) financing activities.................      1,362       (361)       (72)
                                                                          ---------  ---------  ---------
    Net increase (decrease) in cash and cash equivalents................       (158)       172         27
    Cash and cash equivalents at beginning of year......................        313        141        114
                                                                          ---------  ---------  ---------
    Cash and cash equivalents at end of year............................  $     155  $     313  $     141
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------


SUPPLEMENTAL DISCLOSURES:

    The Company paid interest (net of amounts capitalized) of $113 million, $62 million and $87 million for the years ended May 31, 1995, 1994 and 1993, respectively. Income taxes paid during the same years amounted to $45 million, $30 million and $125 million, respectively. Notes received in connection with the sales of facilities were $92 million in the year ended May 31, 1993.

    The fair value of the assets acquired in connection with the AMH merger was approximately $4.6 billion, including goodwill of approximately $2.5 billion. Liabilities assumed were approximately $2.6 billion.

          See accompanying Notes to Consolidated Financial Statements.

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

    A.  PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Tenet Healthcare Corporation, previously known as National Medical Enterprises, Inc. ("NME") and its wholly owned and majority-owned subsidiaries (the "Company"). Significant investments in other affiliated companies are accounted for by the equity method. Significant intercompany accounts and transactions are eliminated in consolidation. The results of operations of American Medical Holdings, Inc. and its subsidiaries ("AMH") are included in the accompanying consolidated financial statements of the Company since the acquisition of AMH on March 1, 1995. (See Note 2.)

    The consolidated statements of operations for the years ended May 31, 1994 and 1993 have been reclassified to make them comparable with the financial presentation for the current period in which the Company's equity in earnings of unconsolidated affiliates and the minority interests in income of consolidated subsidiaries are shown as separate line items. These items had been included previously in net operating revenues and in other operating expenses, respectively.

    B.  NET OPERATING REVENUES

    The Company owns and operates general hospitals and related healthcare facilities in the United States and overseas. (See Note 18.) Its net operating revenues consist primarily of net patient service revenues, which are based on the hospitals' established billing rates less allowances and discounts principally for patients covered by Medicare, Medicaid and other contractual programs. These allowances and discounts were $3.4 billion, $2.7 billion and $2.6 billion for the years ended May 31, 1995, 1994 and 1993, respectively. Payments under these programs are based on either predetermined rates or the costs of services. Settlements for retrospectively determined rates are estimated in the period the related services are rendered and are adjusted in future periods as final settlements are determined. Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under these programs. These contractual allowances and discounts are deducted from accounts receivable in the accompanying consolidated balance sheets. Approximately 40% of fiscal 1995 and 1994 consolidated net operating revenues is from participation of the Company's hospitals in Medicare and Medicaid programs. In 1993 it was approximately 37%.

    The Company provides care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than its established rates. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported as gross revenue and are not included in deductions from revenue or in operating and administrative expenses.

    C.  CASH EQUIVALENTS

    The Company treats highly liquid investments with an original maturity of three months or less as cash equivalents.

    D.  INVESTMENTS IN DEBT SECURITIES

    On June 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity
Securities." Under this new standard, investments are classified as available-for-sale, held-to-maturity or as part of a trading portfolio. Debt securities expected to be held to maturity as a result of management's intent and ability to do so are carried at amortized cost. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Securities available for sale are carried at fair value and their unrealized gains and losses, net of tax, are reported as an adjustment to shareholders' equity. Realized gains or losses are included in net income on the specific identification method. Gains and losses, both realized and unrealized, were immaterial for all years presented.

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    E.  PROPERTY, PLANT AND EQUIPMENT

    The Company uses the straight-line method of depreciation for buildings, improvements and equipment over their estimated useful lives as follows: buildings and improvements--generally 25 to 50 years; equipment--3 to 15 years.

    F.  INTANGIBLE ASSETS

    Preopening costs are amortized over one year. Deferred financing costs are amortized over the lives of the related loans. The straight-line method is used to amortize most intangible assets. Costs in excess of the fair value of the net assets of purchased businesses (goodwill) generally are amortized over 40 years. These latter costs are reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable. If such an event occurred, the Company would prepare projections of future undiscounted cash flows from related operations for the remaining amortization period. If such projections indicated that the costs would not be recoverable, the carrying value of such costs would be reduced by the estimated excess of such value over projected discounted net cash flows.

    G.  LEASES

    Capital leases are recorded at the beginning of the lease term as assets and liabilities at the lower of the present value of the minimum lease payments or the fair value of the assets, and such assets are amortized over the shorter of the lease term or their useful life.

    H.  INTEREST RATE SWAP AGREEMENTS

    The differentials to be paid or received under interest rate swap agreements are accrued as the interest rates change and are recognized over the lives of the agreements as adjustments to interest expense. (See Note 17.)

    I.  SALES OF COMMON STOCK OF SUBSIDIARIES

    At the time a subsidiary sells existing or newly issued common stock to unrelated parties at a price in excess of its book value, the Company's policy is to record a gain reflecting its share of the change in the subsidiary's shareholders' equity resulting from the sale. (See Note 15.)

    J.  TRANSLATION OF FOREIGN CURRENCIES

    The financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. All balance sheet accounts have been translated at fiscal year-end exchange rates. Income statement amounts have been translated at the average exchange rate for the year. Translation gains or losses are recorded as an adjustment to shareholders' equity, as cumulative translation adjustments, until such time as the Company disposes of some or all of its foreign-currency-denominated net assets, at which time any translation gain or loss would be realized and credited or charged to earnings. Exchange gains and losses on forward exchange contracts designated as hedges of foreign net investments are also reported as an adjustment to shareholders' equity. Currency translation adjustments, the effect of transaction gains and losses and exchange gains and losses on forward exchange contracts are insignificant for all years presented herewith. (See Notes 17 and 18.)

2.  AMH MERGER
    On March 1, 1995, in a transaction accounted for as a purchase, the Company acquired all the outstanding common stock of AMH for $1.5 billion in cash and 33,156,614 shares of the Company's common stock valued at $488.0 million. AMH, through its wholly owned subsidiary, American Medical International, Inc. and its subsidiaries ("AMI"), operates general hospitals and related healthcare facilities in 13 states.

    In connection with the merger, the Company repaid $1.2 billion of AMI debt and $554.9 million of its own debt, including $222.0 million of loans under its April 13, 1994 revolving credit agreement, $96.6 million of unsecured medium-term notes, $93.0 million of 12 1/8% unsecured notes and $143.3 million of secured

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

2.  AMH MERGER (CONTINUED)
loans. The loss on the early extinguishment of this debt was $19.8 million, which has been recorded as an extraordinary charge for the year ended May 31, 1995, net of income tax benefits of $12.1 million. The Company financed the merger and debt-refinancing transactions through a new $2.3 billion credit facility and the public issuance of $1.2 billion in debt securities.

    The total purchase price has been allocated to the assets and liabilities of AMH based on their estimated fair values. At May 31, 1995, the total purchase price exceeded the fair value of the net assets acquired by approximately $2.5 billion. Deferred financing costs on the new debt were $52.0 million and are being amortized to interest expense using the interest method over the respective lives of the new credit facility and public debt securities, which range from 6 1/2 to 10 years.

    The following supplemental pro forma information is unaudited and assumes that the merger combination occurred as of the beginning of each period presented. The amounts reflect pro forma adjustments for interest on new and refinanced debt, depreciation on revalued property, plant and equipment, and the amortization of goodwill.

                                                                                TWELVE MONTHS
                                                                                ENDED MAY 31,
                                                                             --------------------
                                                                               1995       1994
                                                                             ---------  ---------
                                                                             (IN MILLIONS, EXCEPT
                                                                              PER-SHARE AMOUNTS)
Net operating revenues.....................................................  $ 5,256.7  $ 5,324.9
Income from continuing operations before extraordinary charge..............  $   220.1  $   271.8
Income from continuing operations after extraordinary charge...............  $   200.3  $   252.0
Fully diluted earnings per share from continuing operations before
 extraordinary charge......................................................  $    1.06  $    1.30

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

3.  DISCONTINUED OPERATIONS--PSYCHIATRIC HOSPITAL BUSINESS
    At November 30, 1993, the Company decided to discontinue its psychiatric hospital business and adopted a plan to dispose of its psychiatric hospitals and substance abuse recovery facilities. The consolidated statements of operations reflect the operating results of the discontinued business separately from continuing operations. Except for an additional $16 million of estimated litigation costs recorded in the fourth quarter of fiscal 1995 (less income tax benefits of $7 million), operating results and gains or losses on disposals of facilities for the discontinued business for periods subsequent to November 30, 1993, have been charged to a reserve for estimated losses during the phase-out period.

    Net operating revenues for the discontinued operations for fiscal 1994 and 1993 were $476 million and $571 million, respectively. Losses from operations during the two years were $266 million and $160 million, respectively, before income tax benefits of $111 million and $56 million. The Company recognized a charge for estimated losses upon disposal amounting to $414 million, including $379 million of costs to settle federal and state investigations and other unusual legal costs related to the psychiatric hospital business in fiscal 1994, along with $433 million of estimated operating losses during the phase-out period, less tax benefits of $301 million. At May 31, 1995, substantially all of the assets of the discontinued operations have been sold.

    The reserves related to discontinued operations in the accompanying consolidated balance sheet include $75.7 million for unusual litigation costs and legal fees relating to matters that have not been resolved as of May 31, 1995. (See Note 8B.)

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

4.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
    The carrying amounts of cash, accounts receivable, accounts payable and interest payable approximate fair value because of the short maturity of these instruments. The carrying values of investments, both short-term and long-term (excluding investments accounted for by the equity method), long-term receivables and long-term debt are not materially different from the estimated fair values of these instruments. The estimated fair values of interest rate swap agreements and foreign currency contracts also are not material to the Company's financial position.

5.  PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment is stated at cost and consists of the following:

                                                                                   1995       1994
                                                                                 ---------  ---------
                                                                                    (IN MILLIONS)
Land...........................................................................  $     238  $     173
Buildings and improvements.....................................................      2,593      1,388
Construction in progress.......................................................         97         59
Equipment......................................................................      1,215        916
                                                                                 ---------  ---------
                                                                                     4,143      2,536
Less accumulated depreciation and amortization.................................        824        772
                                                                                 ---------  ---------
Net property, plant and equipment..............................................  $   3,319  $   1,764
                                                                                 ---------  ---------
                                                                                 ---------  ---------

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

6.  LONG-TERM DEBT AND LEASE OBLIGATIONS

    A.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                     1995       1994
                                                                                   ---------  ---------
                                                                                      (IN MILLIONS)
Secured loans payable to banks...................................................  $   1,731  $      13
9 5/8% Senior Notes due 2002, $300 million face value, net of $6.6 million
 unamortized discount............................................................        293         --
10 1/8% Senior Subordinated Notes due 2005, $900 million face value, net of $23.3
 million unamortized discount....................................................        877         --
Convertible floating-rate debentures.............................................        219        219
Unsecured medium-term notes due through 1997.....................................         73        169
13 1/2% Senior Subordinated and 15% Junior Subordinated Notes due 2001 and 2005,
 $38.3 million face value, plus $3.7 million unamortized premium.................         42         --
6 1/2% Swiss franc/dollar dual currency debentures due 1997 and 5% Swiss franc bonds due 1996, $34.8 million face value, net of $0.4 million of unamortized
 discount........................................................................         34         --
Zero-coupon guaranteed bonds due 1997 and 2002, $130.7 million face value, net of
 $35.0 million unamortized discount..............................................         96         --
Notes secured by property, plant and equipment, weighted average interest rate of
 approximately 9.6% in 1995 and 9.5% in 1994, payable in installments to 2009....        104         28
12 1/8% unsecured notes due April 1995...........................................         --         93
Other secured loans payable......................................................         --        143
Other notes, primarily unsecured, and capital lease obligations..................         56        103
                                                                                   ---------  ---------
                                                                                       3,525        768
Less current portion.............................................................        252        545
                                                                                   ---------  ---------
                                                                                   $   3,273  $     223
                                                                                   ---------  ---------
                                                                                   ---------  ---------

    SECURED LOANS PAYABLE--In connection with the merger and refinancing described in Note 2 above, a syndicate of banks entered into a new credit facility with the Company consisting of (i) a 6 1/2-year amortizing term loan in the aggregate principal amount of $1.8 billion and (ii) a 6 1/2-year $500.0 million revolving credit facility, including a letter-of-credit option not to exceed $100.0 million. The Company's unused borrowing capacity under the new credit facility was $326.0 million as of May 31, 1995.

    Borrowings under the new credit facility are secured by a first-priority lien on the capital stock of substantially all of the Company's first-tier subsidiaries, all intercompany indebtedness owed to the Company and its investment in Westminster Health Care Holdings PLC ("Westminster"). The lenders have priority as to such collateral over the Company's other indebtedness, including the new senior notes and senior subordinated notes described below. The Company's obligations under the new credit facility rank PARI PASSU with the senior notes and constitute senior debt with respect to the new senior subordinated notes and any other subordinated debt of the Company.

    Loans under the new credit facility bear interest at a base rate equal to the prime rate announced by Morgan Guaranty Trust Company of New York or, if higher, the federal funds rate plus 0.50%, plus an interest margin ranging from zero to 50 basis points, or, at the option of the Company, a London interbank offered rate ("LIBOR") for one-, two-, three- or six-month periods plus an interest margin of from 50 to 150 basis points. The Company has agreed to pay to the lenders a commitment fee on the unused loan

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

6. LONG-TERM DEBT AND LEASE OBLIGATIONS (CONTINUED) commitment at rates ranging from 18.75 basis points to 50 basis points annually. The interest margins and loan commitment rates are based on the ratio of the Company's consolidated net earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest expense and the ratio of the Company's consolidated debt to EBITDA. The weighted average interest rate on loans under the new credit facility from March 1, 1995 through May 31, 1995 was 7.6%.

    The Company must make mandatory quarterly payments on the term loan in each fiscal year in the following annual amounts (in millions), with the first installment due on August 31, 1995: 1996 - $180; 1997 - $180; 1998 - $225; 1999
-$315; 2000 - $360; 2001 - $405; and on August 31, 2002 - $135. Prepayments  are
required from the proceeds of certain events, including the sale of certain assets and a portion of the net after-tax proceeds of a sale, if any, of the Company's investments in Hillhaven, Westminster or the Company's international subsidiaries, and additional offerings of certain debt or equity securities. The installment schedule above does not reflect the application to the August 31, 2002 installment of $115.0 million from the proceeds of the June 28, 1995 sale of certain international subsidiary assets. (See Note 18.)

    In April 1994 the Company entered into a $464.7 million revolving credit and letter-of-credit agreement with several banks, pledging all of the capital stock of a wholly owned subsidiary of the Company as security for any indebtedness under the agreement. The agreement provided for revolving loans of up to $222.0 million, all of which were outstanding at May 31, 1994, and for letters of credit of $242.7 million to support certain of the Company's obligations relating to commercial paper and remarketable bond programs. All outstanding revolving loans under this agreement matured on April 12, 1995 and were repaid with the proceeds of the new credit facility described above. The weighted average interest rate on these loans was 6.0% during fiscal 1995 and 5.1% during fiscal 1994.

    Also at May 31, 1994, the Company had $143.3 million of secured loans outstanding that were used for project financings and were secured by liens on real property or leasehold interests. These loans also matured and were repaid on April 12, 1995 with the proceeds of the new credit facility. The weighted average interest rate on these loans was 5.8% during fiscal 1995, 5.1% during fiscal 1994 and 4.6% during fiscal 1993.

    SENIOR NOTES AND SENIOR SUBORDINATED NOTES--Also in connection with the merger and refinancing, the Company sold, on March 1, 1995, $300.0 million of 9 5/8% Senior Notes due September 1, 2002 and $900.0 million of 10 1/8% Senior Subordinated Notes due March 1, 2005. The proceeds to the Company were $1.17 billion, after underwriting discounts and commissions. The senior notes are not redeemable by the Company prior to maturity. The senior subordinated notes are redeemable at the option of the Company, in whole or from time to time in part, at any time after March 1, 2000, at redemption prices ranging from 105.063% in 2000 to 100% in 2003 and thereafter.

    The senior notes are general unsecured obligations of the Company ranking senior to all subordinated indebtedness of the Company, including the senior subordinated notes, and PARI PASSU in right of payment with all other indebtedness of the Company, including borrowings under the new credit facility described above. The senior subordinated notes also are general unsecured obligations of the Company subordinated in right of payment to all existing and future senior debt, including the senior notes and borrowings under the new credit facility.


    CONVERTIBLE FLOATING-RATE DEBENTURES--The floating-rate debentures consist of two components: $208 million of secured loans payable to banks and $11 million (5% of the $219 million debenture face amount) of generally nontransferable performance investment options purchased by key employees of the Company. Because the proceeds from the exercise of the investment options are used by the Company to redeem debt underlying the debentures, these loans, together with the outstanding balance of the investment options, are classified as convertible floating-rate debentures. The debentures are subject to mandatory redemption in April 1996 and after the occurrence of certain events. Of the $208 million secured loan

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

6.  LONG-TERM DEBT AND LEASE OBLIGATIONS (CONTINUED)

component, $180 million is classified as current portion of long-term debt and is included as current in the schedule of term loan maturities shown on the previous page; the balance will be refinanced with existing, long-term financing commitments and is therefore classified as long-term. All of the $11 million performance investment option component is classified as current. The weighted average interest rate for the debentures was 6.4% during 1995, 4.8% during 1994 and 3.6% in 1993.


    The performance investment options permit the holder to purchase debentures at 95% of their $105,264 face value. The debentures are convertible into preferred stock, which, in turn, is convertible into common stock. At May 31, 1995 the investment options were convertible into 13,824,627 shares of common stock at an exercise price equivalent to $15.83 per share. The Company may repurchase the investment options without a premium with the consent of the holder or by paying a redemption premium sufficient to provide the holder a 6% annual return. Under certain conditions, the investment options are subject to mandatory redemption at a redemption price including a 6% annual return.

    When investment options are exercised, the Company reduces taxable income by any excess of the fair market value of the stock obtained at the date of exercise over the principal amount of the debentures redeemed. The resulting tax benefit increases additional paid-in capital.

    UNSECURED MEDIUM-TERM NOTES--These notes had both fixed and floating rates of interest. The floating-rate notes were repaid during fiscal 1994; $96.6 million of the fixed-rate notes were repaid during fiscal 1995 in connection with the AMH merger and refinancing. (See Note 2.) The weighted average interest rates on the notes were 8.3% during 1995, 8.1% during 1994 and 7.3% in 1993.


    LOAN COVENANTS--The new credit facility and the indentures governing the senior notes and the senior subordinated notes have, among other requirements, limitations on borrowings, liens, investments, capital expenditures, operating leases and asset sales, a prohibition on the payment of any dividends, and covenants regarding maintenance of specified levels of net worth, debt ratios and fixed-charge ratios. Because of the dividend restriction, all of the Company's retained earnings is restricted. The Company is in compliance with its loan covenants. There are no compensating balance requirements for any credit line or borrowing.


    B.  LONG-TERM DEBT MATURITIES AND LEASE OBLIGATIONS

    Future long-term debt cash maturities and minimum operating lease payments are as follows:

                                                                                                                  LATER
                                                           1996       1997       1998       1999       2000       YEARS
                                                         ---------  ---------  ---------  ---------  ---------  ---------
                                                                                  (IN MILLIONS)
Long-term debt.........................................  $     254  $     238  $     326  $     325  $     395  $   2,049
Long-term leases.......................................        165        146        140        129         83        333

    Rental expense under operating leases, including short-term leases, was approximately $111 million in 1995, $98 million in 1994 and $114 million in 1993.

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

7.  INCOME TAXES
    Taxes on income from continuing operations consist of the following amounts:

                                                                              1995       1994       1993
                                                                            ---------  ---------  ---------
                                                                                     (IN MILLIONS)
Currently payable:
  Federal.................................................................  $     101  $     159  $     148
  State...................................................................         18         31         30
  Foreign.................................................................          9          6          7
                                                                            ---------  ---------  ---------
                                                                                  128        196        185
                                                                            ---------  ---------  ---------
Deferred:
  Federal.................................................................         --        (46)       (29)
  State...................................................................          2         (6)        (3)
                                                                            ---------  ---------  ---------
                                                                                    2        (52)       (32)
                                                                            ---------  ---------  ---------
Other.....................................................................          5         --          2
                                                                            ---------  ---------  ---------
                                                                            $     135  $     144  $     155
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------

    The difference between the Company's effective income tax rate and the statutory federal income tax rate is shown below:

                                                               1995                      1994                      1993
                                                     ------------------------  ------------------------  -------------------------
                                                       AMOUNT       PERCENT      AMOUNT       PERCENT      AMOUNT       PERCENT
                                                     -----------  -----------  -----------  -----------  -----------  ------------
                                                              (IN MILLIONS OF DOLLARS AND AS A PERCENT OF PRETAX INCOME)
Tax provision at statutory federal rate............   $     115        35.0%    $     126        35.0%    $     142        34.0%
State income taxes, net of federal income tax
 benefit...........................................          14         4.2%           17         4.6%           18         4.3%
Goodwill amortization..............................           5         1.5%           --          --            --          --
Gain on sale of foreign subsidiary's common
 stock.............................................          --          --            --          --           (10)       (2.4%)
Other..............................................           1         0.3%            1         0.4%            5         1.1%
                                                          -----       -----         -----       -----         -----       -----
Taxes on income from continuing operations and
 effective tax rates...............................   $     135        41.0%    $     144        40.0%    $     155        37.0%
                                                          -----       -----         -----       -----         -----       -----
                                                          -----       -----         -----       -----         -----       -----

    Effective   June  1,  1993,  the  Company  adopted  Statement  of  Financial
Accounting Standards No. 109, "Accounting for Income Taxes." Among other provisions, this standard requires deferred tax balances to be determined using enacted income tax rates for the years in which the taxes actually are paid or refunds actually are received instead of when the deferrals were initiated. The Company has recognized $60 million as income in the fiscal year ended May 31, 1994 for the cumulative effect on prior years of adopting this standard based on tax rates in effect at June 1, 1993.

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

7.  INCOME TAXES (CONTINUED)
    Deferred tax assets and liabilities as of May 31, 1995 and 1994 relate to the following:

                                                                         1995                      1994
                                                               ------------------------  ------------------------
                                                                 ASSETS     LIABILITIES    ASSETS     LIABILITIES
                                                               -----------  -----------  -----------  -----------
                                                                                 (IN MILLIONS)
Depreciation and fixed-asset basis differences...............   $      --    $     566    $      --    $     182
Reserves related to discontinued operations and restructuring
 charges.....................................................          81           --          306           --
Receivables--doubtful accounts and adjustments...............         112           --           69           --
Cash-basis accounting change.................................          --           16           --           23
Accruals for insurance risks.................................          81           --           35           --
Intangible assets............................................          --            2           --            7
Other long-term liabilities..................................         121           --           20           --
Benefit plans................................................          99           --           18           --
Other accrued liabilities....................................          53           --           10           --
Investments and other assets.................................          17           --            9           --
Valuation allowance..........................................          --           --           (7)          --
Federal and state net operating loss carryforwards...........         137           --           --           --
Other items..................................................          --            8           --            1
                                                                    -----        -----        -----        -----
                                                                $     701    $     592    $     460    $     213
                                                                    -----        -----        -----        -----
                                                                    -----        -----        -----        -----

    Management believes that realization of the deferred tax assets at May 31, 1995 will occur as temporary differences, including tax-loss carryforwards, reverse against future taxable income.

8.  CLAIMS AND LAWSUITS


    A.  PROFESSIONAL AND GENERAL LIABILITY INSURANCE


    The Company insures substantially all of its professional and comprehensive general liability risks in excess of self-insured retentions, which vary by hospital from $500,000 to $3 million per occurrence, through an insurance company owned by several healthcare companies and in which the Company has a 77% equity interest. A significant portion of these risks is, in turn, reinsured with major independent insurance companies. Through May 31, 1994, the Company insured its professional and comprehensive general liability risks related to its psychiatric and physical rehabilitation hospitals through its wholly owned insurance subsidiary that reinsured risks in excess of $500,000 with major independent insurance companies. The Company has reached the policy limits provided by this insurance subsidiary related to the psychiatric hospitals in certain years. In addition, damages, if any, arising from fraud and conspiracy claims in psychiatric malpractice cases may not be insured. (See Note 8B.)

    In addition to the reserves recorded by the above insurance company, the Company maintains an unfunded reserve for the self-insured portion of its professional liability risks, which is based on actuarial estimates. Reserves for losses and related expenses are estimated using expected loss-reporting patterns and have been discounted to their present value using a weighted average discount rate of 9%. Adjustments to the reserves are included in results of operations.

    B.  SIGNIFICANT LEGAL PROCEEDINGS--PSYCHIATRIC BUSINESS

    The Company has been involved in significant legal proceedings and investigations of an unusual nature related principally to its psychiatric business. During the years ended May 31, 1995 and 1994, the Company recorded provisions to estimate the cost of the ultimate disposition of all these proceedings and investigations and to estimate the legal fees that it expects to incur. The Company has settled the most significant of these matters. The remaining reserves for unusual litigation costs that relate to the matters that have not been settled as of May 31, 1995 and an estimate of the legal fees to be incurred subsequent to May 31, 1995

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

8.  CLAIMS AND LAWSUITS (CONTINUED)

total approximately $75.7 million and represent management's estimate of the net costs of the ultimate disposition of these matters. There can be no assurance, however, that the ultimate liability will not exceed such estimates. Although, based upon information currently available to it, management believes that the amount of damages in excess of the reserves for unusual litigation costs that may be awarded in any of the following unresolved legal proceedings cannot reasonably be estimated, management does not believe it is likely that any damages awarded in such legal proceedings will have a material adverse effect on the Company's results of operations, liquidity or capital resources.


    All of the costs associated with these legal proceedings and investigations are classified in discontinued operations. (See Note 3.)

    SHAREHOLDER LAWSUITS--In October and November 1991 shareholder derivative actions and federal class-action suits were filed against the Company and certain of its officers and directors. Those derivative and federal class-action suits were subsequently consolidated into one derivative and one federal class action, respectively. The consolidated derivative action, purportedly brought on behalf of the Company, alleged breach of fiduciary duty and other causes of action against the directors and certain officers of the Company. The derivative action was dismissed by the court in May 1993. Plaintiffs appealed the judgment.

    As a result of mediation, the parties in the derivative and class-action suits described above agreed to a global settlement of all plaintiffs' claims. The settlement, which will require court approval, involves a total payment of $63.75 million plus interest by or on behalf of the defendants. Of this amount, Tenet's directors' and officers' liability insurance ("D&O") carriers have agreed to pay a total of $32.5 million plus interest on behalf of the individual defendants. In addition, one of the D&O carriers has reimbursed the Company for $5.5 million in attorneys' fees expended on the litigation. The parties in the federal class-action litigation have executed a stipulation of settlement, and on July 3, 1995 the court issued an order preliminarily approving the settlement. A hearing regarding approval of the settlement is scheduled to take place on September 18, 1995. The parties in the derivative litigation have executed a memorandum of understanding regarding the terms of the settlement. A stipulation of settlement is expected shortly and also will require court approval.

    Two additional federal class actions filed in August 1993 have been consolidated into one action. The consolidated action alleges violations of federal securities laws against the Company and certain of its executive officers. After unsuccessful mediation, the parties agreed in May 1995 to proceed with the litigation.

    PSYCHIATRIC MALPRACTICE CASES--The Company continues to experience a greater than normal level of litigation relating to its former psychiatric operations. The majority of lawsuits filed to date contain allegations of fraud and conspiracy against the Company and certain of its subsidiaries and former employees. The Company believes that much of this litigation stems, in whole or in part, from advertisements by certain lawyers seeking former psychiatric patients in order to ascertain whether potential claims exist against the Company. The advertisements focus, in many instances, on the Company's settlement of past disputes involving the operations of its psychiatric subsidiaries, including the Company's 1994 resolution of governmental investigations and a corresponding criminal plea agreement. Among the suits filed during 1995 are two lawsuits in Texas aggregating approximately 760 individual plaintiffs who are purported to have been patients in certain Texas psychiatric facilities and a number of lawsuits filed in the District of Columbia. The Company expects that additional lawsuits with similar allegations will be filed from time to time. The Company believes it has meritorious defenses to these actions and will defend this litigation vigorously. The reserves for unusual litigation costs at May 31, 1995 related to these cases primarily represent the estimated costs of such defense.

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

8.  CLAIMS AND LAWSUITS (CONTINUED)
    C.  LITIGATION RELATING TO THE AMH MERGER


    A total of nine purported class actions (the "Class Actions") have been filed challenging the merger in Delaware and California. The seven Class Actions filed in Delaware have been consolidated into one class action, and discovery is continuing in the case. The two California Class Actions have been stayed pending the resolution of the Delaware case. Named defendants are AMH and its former directors and, in some of the cases, the Company. The complaints filed in each of the lawsuits are substantially similar, are brought by purported stockholders of AMH, and, in general, allege that the directors of AMH breached their fiduciary duties to the plaintiffs and other members of the purported class. Plaintiffs allege that the Company has aided and abetted the AMH directors' alleged breach of their fiduciary duties. Plaintiffs further allege that the directors of AMH wrongfully failed to hold an open auction and encourage bona fide bids for AMH and failed to take action to maximize value for AMH stockholders. Since the merger has been completed, the plaintiffs seek rescission or rescissory damages, an accounting of all profits realized and to be realized by the defendants in connection with the merger, and the imposition of a constructive trust for the benefit of the plaintiffs and other members of the purported classes pending such an accounting. Plaintiffs also seek monetary damages of an unspecified amount together with prejudgment interest and attorneys' and experts' fees. The Company will defend this litigation vigorously and believes that the complaints are without merit and will not have a material adverse effect on the Company's results of operations, liquidity or capital resources.


9.  PREFERRED STOCK PURCHASE RIGHTS AND PREFERRED STOCK

    A.  PREFERRED STOCK PURCHASE RIGHTS

    In 1988 the Company distributed Preferred Stock Purchase Rights to holders of the Company's common stock and authorized the issuance of additional rights for common stock issued after that date. The rights expire in December 1998 unless previously exercised or redeemed and do not entitle the holders thereof to vote as shareholders or receive dividends.

    The Company may redeem the rights at $.025 per right at any time up to the 10th business day after a public announcement that a person has acquired 20% or more of the Company's common stock in a transaction or transactions not approved by the Board of Directors. The rights are not exercisable until after the date on which the Company's right to redeem the rights has expired. When exercisable, each right entitles the holder thereof to purchase from the Company one two-thousandth of a share of Series A Junior Participating Preferred Stock ("Series A Preferred Stock") at a price of $40.61, subject to adjustment.

    Subject to the foregoing, in the event the Company is acquired in a merger or other business combination transaction in which shares of the Company's common stock are exchanged for shares of another company or more than 50% of the Company's assets are sold, each holder of a right generally will be entitled upon exercise to purchase, for the then-current exercise price of the right, common stock of the surviving company having a market value equal to two times the exercise price of the rights. The plan also provides that, in the event of certain other mergers or business combinations, certain self-dealing transactions or the acquisition by a person of stock having 30% or more of the Company's general voting power, each holder of a right generally will be entitled upon exercise to purchase, for the then-current exercise price of the right, the number of shares of Series A Preferred Stock having a market value equal to two times the exercise price of the rights.

    B.  PREFERRED STOCK

    The Series A Junior Participating Preferred Stock for which the Preferred Stock Purchase Rights may be exchanged is nonredeemable and has a par value of $0.15 per share. None of the 225,000 authorized shares are outstanding.

    The Company has also authorized a Series B Convertible Preferred Stock, issuable solely upon conversion of the Company's convertible floating-rate debentures. (See Note 6A.) The par value of the stock is

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

9.  PREFERRED STOCK PURCHASE RIGHTS AND PREFERRED STOCK (CONTINUED)
$0.15 per share; its liquidation and redemption value is $105,264 per share; 2,030 shares are reserved for future issuance; and no shares are outstanding. Because it is likely that this preferred stock would be converted immediately to common stock, all references in Note 6A are to common stock rather than preferred stock.

10. STOCK BENEFIT PLANS
    Under the Company's 1983 and 1991 stock incentive plans, stock options and incentive stock awards (restricted shares and restricted units) have been made to certain officers and other key employees. Stock options generally are granted at an exercise price equal to the fair market value of the shares on the date of grant and are exercisable at the rate of one-third per year beginning one year from the date of grant. In addition, 526,000 options granted to certain senior officers during fiscal 1994 become exercisable on May 31, 1996. Stock options generally expire 10 years from the date of grant. Certain 1983-plan stock options may be canceled in connection with the vesting of restricted units under circumstances described below.

    Restricted units were granted in fiscal 1992, 1993 and 1994. A restricted unit is a grant that entitles the recipient to a payment of cash at the end of each vesting period equivalent to the fair market value of a share of the Company's common stock on the date of vesting subject to a maximum value per unit, which is equivalent to the fair market value of a share of the Company's common stock on the date of grant. These restricted units were granted along with stock options. Restricted units normally vest one-third each year over three years and earn dividend equivalents during the vesting period.

    All awards granted under the 1983 and 1991 plans will vest under circumstances defined in the plans or under certain employment arrangements, including, with the consent of the Compensation and Stock Option Committee of the Board of Directors, upon a change in control of the Company.

    Charges to continuing operations associated with restricted shares, discounted stock options and restricted units were $4 million in fiscal 1995, $12 million in fiscal 1994, and $11 million in fiscal 1993. The remaining amount to be charged to future operations is $2 million.

    Stock awards may be made only under the 1991 plan. At May 31, 1995, there were 2,705,236 shares of common stock available under the 1991 plan for future awards. The table below summarizes the transactions in all stock option plans in which employees participate, including discounted stock options but excluding restricted shares and units:


                                                                            1995          1994
                                                                        ------------  ------------
                                                                         (SHARES OF COMMON STOCK)
Outstanding at beginning of year (1983 and 1991 plans)................    15,426,593    11,682,204
Granted ($9.375 to $17.50 per share in 1995 and 1994).................     6,241,700     5,719,175
Exercised ($4.405 to $16.813 per share in 1995 and 1994)..............      (705,022)     (282,482)
Canceled and other adjustments........................................    (1,346,146)   (1,692,304)
                                                                        ------------  ------------
Outstanding at end of year ($4.41 to $22.44 per share at May 31,
 1995)................................................................    19,617,125    15,426,593
                                                                        ------------  ------------
                                                                        ------------  ------------
Exercisable at end of year............................................     8,967,874     6,472,708
                                                                        ------------  ------------
                                                                        ------------  ------------


    In  September  1994 a  new  Directors Stock  Option  Plan replaced  the 1991
Director Restricted Share Plan. The plan makes available options to purchase 500,000 shares of common stock for issuance to nonemployee directors. Under the plan each nonemployee director will receive a stock option for 5,000 common shares upon initially being elected to the Board of Directors and on each January, beginning (for those then serving as nonemployee directors) retroactively in January 1994 when the plan was approved by the Board of Directors. Awards will vest one year after the date of grant and will expire 10 years after the date of grant. At May 31, 1995, there were options outstanding for 298,740 shares of common stock under the directors plan, at exercise prices of $8.67 to $17.78 per share.

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

11. EARNINGS PER SHARE
    Primary earnings per share of common stock are based on after-tax income applicable to common stock and the weighted average number of shares of common stock and common stock equivalents outstanding during each period as appropriate. Fully diluted earnings-per-share calculations are based on the assumption that all dilutive convertible debentures were converted into shares of common stock as of the beginning of the year, or as of the issue date if later, and (i) that those shares are added to the weighted average number of common shares and share equivalents outstanding used in the calculation of primary earnings per share, and (ii) that after-tax income is adjusted accordingly.

12. EMPLOYEE RETIREMENT PLANS
    Substantially all domestic employees who were employed by NME prior to the merger, upon qualification, are eligible to participate in a defined contribution 401(k) plan, the Tenet Healthcare Retirement Savings Plan. Employees who elect to participate make mandatory contributions equal to 3% of their eligible compensation, and such contributions are matched by the Company. Company contributions from continuing operations to the NME plan for the fiscal years 1995, 1994 and 1993 were approximately $14 million, $17 million and $18 million, respectively. The Company also has a tax-deferred 401(k) savings plan for employees of AMI prior to the merger. Expenses relating to this plan were $2.5 million for the three months ended May 31, 1995.

    Substantially all employees who were employed by AMI prior to the merger are eligible to participate in one of AMI's defined benefit pension plans (the "AMI Plans"). The benefits are based on years of service and the employee's base compensation as defined in the AMI Plans. The policy is to fund pension costs accrued within the limits allowed under federal income tax regulations. Contributions are intended to provide not only for benefits attributed to credited service to date, but also for those expected to be earned in the future.

    The following table sets forth the funded status of the AMI Plans and amounts recognized in the consolidated financial statements as of May 31, 1995:

                                                                                                 1995
                                                                                             -------------
                                                                                             (IN MILLIONS)
Actuarial present value of accumulated benefit obligation:
  Vested...................................................................................    $     271
                                                                                                   -----
                                                                                                   -----
  Accumulated..............................................................................          282
                                                                                                   -----
                                                                                                   -----
Projected benefit obligation...............................................................          285
Plan assets at fair value, primarily listed stocks and corporate bonds.....................         (223)
                                                                                                   -----
Projected benefit obligation in excess of plan assets......................................           62
Unrecognized net loss......................................................................           13
                                                                                                   -----
Pension liability..........................................................................    $      75
                                                                                                   -----
                                                                                                   -----

    Net pension cost for the AMI Plans for the three months ended May 31, 1995 was $2 million.

    The discount rate used in determining the actuarial present value of the projected benefit obligation for the AMI Plans approximated 7.0% as of May 31, 1995. The rate of increase in future compensation levels for the AMI Plans was assumed to be 5.0%.

    The Company does not have a plan that provides any postretirement benefits other than pensions to retired employees.

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

13. OTHER DISPOSALS AND ACQUISITIONS OF FACILITIES
    In January 1994 the Company sold 28 inpatient rehabilitation hospitals and 45 related satellite outpatient clinics for approximately $350 million. This sale resulted in a gain of $66.2 million. The Company retained six rehabilitation hospitals on or near general hospital campuses and in March 1994 sold its other remaining rehabilitation hospital for approximately $14 million. For the fiscal year ended May 31, 1994, net operating revenues of the sold rehabilitation hospitals were $266 million, while pretax income, before general corporate overhead costs, was $22 million. The Company is contingently liable for approximately $88 million in obligations, substantially all of which are lease obligations, relating to the facilities sold in January 1994.

    During fiscal 1994 Hillhaven purchased the remaining 23 nursing centers it previously leased from the Company for $112 million. (See Note 14.) The sales resulted in a gain of $17 million. In May 1994 the Company entered into a long-term operating lease of a general hospital in New Orleans. In July 1993 the Company sold one general hospital, and in June 1994 the Company sold two general hospitals. Also in June 1994 the Company acquired its partner's 50% interest in its general hospital in Barcelona, Spain, which opened in February 1994.

    In May 1995 the Company announced it had reached an agreement in principle to purchase Mercy+Baptist Medical Center, a general two-hospital (759 beds) not-for-profit provider in New Orleans. Also in May 1995 the Company announced it had reached an agreement in principle to purchase Providence Memorial Hospital, a 436-bed not-for-profit general hospital in El Paso, Texas. The cash consideration for these acquisitions will be approximately $350 million.

14. THE HILLHAVEN CORPORATION
    The Company owns approximately 8.9 million common shares, or an approximately 26% voting interest, of Hillhaven. The Company also holds 35,000 shares of Hillhaven's cumulative nonvoting 8 1/4% Series C Preferred Stock, with an aggregate liquidation preference of $35.0 million, and 65,430 shares of Hillhaven's cumulative nonvoting 6 1/2% payable-in-kind Series D Preferred Stock, with an aggregate liquidation preference of $65.4 million.

    The Company is contingently liable under various guarantees for $182 million of Hillhaven's obligations to third parties, including $172 million of lease obligations and $10 million of long-term debt obligations. During fiscal 1995 and 1994, Hillhaven reduced by approximately $104 million and $420 million, respectively, its obligations guaranteed by the Company.

    On April 24, 1995, Vencor, Inc. and Hillhaven announced that they had entered into an agreement pursuant to which Vencor would acquire Hillhaven. Under terms of the agreement, Hillhaven's shareholders would receive $32.25 in value in Vencor common stock for each share of Hillhaven common stock (subject to adjustment under certain circumstances depending on the market price of Vencor stock). The Company expects to receive approximately $90 million in cash for its Series C Preferred Stock and its Series D Preferred Stock in connection with this transaction.

15. SALES OF SUBSIDIARIES' COMMON STOCK
    On August 11, 1994, the Company completed the sale of a controlling interest in Total Renal Care, Inc. ("TRC"), an operator of outpatient renal dialysis centers. As part of the transaction, the Company received a $75.5 million cash distribution from TRC prior to the sale and retained an approximate 25% minority interest, which since has been reduced to approximately 23% due to the issuance of additional shares by TRC in connection with acquisitions. This transaction resulted in a $32.0 million gain to the Company in fiscal 1995. Net operating revenues of the subsidiary were $80.5 million in the fiscal year ended May 31, 1994, and operating income was $5.7 million. Net operating revenues and operating income included in the current year's statement of operations, for the period from June 1, 1994 through August 11, 1994, were $16.6 million and $2.7 million, respectively.

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

16. RESTRUCTURING CHARGES

    In connection with the March 1, 1995 merger of the Company and AMH, the Company has relocated substantially all of its hospital support activities located in Southern California and Florida to the former corporate headquarters of AMH located in Dallas, Texas. Severance payments and outplacement services for involuntary terminations of approximately 890 former NME employees and other related costs in connection with this move are estimated to be $36.9 million ($0.12 per share on an after-tax, fully diluted basis) and have been classified as restructuring charges in the accompanying consolidated statements of operations for the year ended May 31, 1995.



    During the fourth quarter of fiscal 1994, the Company initiated a plan to significantly decrease overhead costs through a reduction in corporate and division staffing levels and to review the resulting office space needs of all corporate operations. The Company decided to sell its corporate headquarters building and to lease substantially less office space in that building or at an alternative site. Costs of the write-down of the building, employee severance benefits for approximately 110 employees and other expenses directly related to the overhead reduction plan were estimated to be approximately $77.0 million.


    In 1993 the Company recorded a charge of $52.0 million for costs associated with the combination of the Company's rehabilitation hospital division into its general hospital division, a corporate overhead reduction program that began in April 1993, and severance costs incurred in connection with a change in senior executive management.

    During the year ended May 31, 1995, actual costs incurred and charged against the restructuring reserves were approximately $22.7 million. The balances of the reserves are included in other current liabilities or other long-term liabilities in the Company's consolidated balance sheets at May 31, 1995 and 1994.

17. DERIVATIVE FINANCIAL INSTRUMENTS
    The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. These derivatives are nonleveraged and involve little complexity. They are used to manage well-defined interest rate and foreign currency risks. The notional amounts of derivatives in the tables below do not represent amounts exchanged by the parties and, thus, are not a measure of the exposure of the Company through its use of derivatives. There are no cash or collateral requirements in connection with these agreements.

    INTEREST RATE SWAPS--These derivative financial instruments allow the Company to make long-term borrowings at floating rates and then swap them into fixed rates that are lower than those available to the Company if fixed-rate borrowings were made directly. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Cross-currency interest rate swaps allow borrowings to be made in foreign currencies, gaining access to additional sources of financing while limiting foreign exchange risk. The Company's exposure to credit loss under these agreements is limited to the interest rate spread in the event of nonperformance by the other parties. Because the other parties are creditworthy financial institutions, generally commercial banks, the Company does not expect nonperformance.

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

17. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
    The following table shows the Company's interest rate swaps and their weighted average interest rates as of the end of the most recent two fiscal years. Variable interest rates may change significantly, affecting future cash flows.

                                                                                 1995        1994
                                                                              ----------  ----------
                                                                              (DOLLARS IN MILLIONS)
Notional amount for agreements under which the Company receives fixed
 rates......................................................................  $     29.0  $     29.0
  Average receive rate......................................................        7.0%        7.0%
  Average pay rate..........................................................        5.7%        3.4%
  Contract duration.........................................................     2 years     3 years
Notional amount for agreements under which the Company pays fixed rates.....  $    120.0  $    121.0
  Average pay rate..........................................................        8.5%        8.5%
  Average receive rate......................................................        5.6%        3.4%
Contract duration...........................................................   1-5 years   1-6 years


    The Company's foreign currency positions, by currency, as of May 31, 1995 and 1994 are presented in the following table, expressed in millions of U.S. dollars:



                                                              MAY 31, 1995                           MAY 31, 1994
                                                  -------------------------------------  -------------------------------------
                                                   CARRYING     EXTENT OF    UNHEDGED     CARRYING     EXTENT OF    UNHEDGED
CURRENCY                                             VALUE        HEDGE      EXPOSURE       VALUE        HEDGE      EXPOSURE
------------------------------------------------  -----------  -----------  -----------  -----------  -----------  -----------
Singapore dollars...............................   $    78.3           --    $    78.3    $   108.7           --    $   108.7
Australian dollars..............................        66.4         54.4         12.0         64.0         54.8          9.2
Thai baht.......................................        11.1          8.1          3.0          5.0           --          5.0
Malaysian ringgitt..............................         3.7           --          3.7          3.0           --          3.0
Spanish pesetas.................................        16.1         22.4         (6.3)         9.2         13.7         (4.5)
UK pounds.......................................        70.3         15.9         54.4         62.4         15.0         47.4
Swiss francs....................................       (13.7)       (19.2)        (5.5)          --           --           --


    FORWARD EXCHANGE CONTRACTS--Due to its foreign operations in Australia, Great Britain, Malaysia, Singapore, Spain, Switzerland and Thailand, the Company is exposed to the effects of foreign exchange rate fluctuations on the U.S. dollar. Forward exchange contracts, generally having maturities of less than six months, are entered into for the sole purpose of hedging the Company's long-term net investments in its foreign subsidiaries or unconsolidated foreign affiliates. The Company's forward exchange contracts, as of May 31, 1995 and 1994, are shown in the table below:


                                                              1995                                1994
                                                ---------------------------------  -----------------------------------
                                                 FOREIGN      U.S.                   FOREIGN       U.S.
                                                CURRENCY    CURRENCY    MATURITY    CURRENCY     CURRENCY    MATURITY
                                                 AMOUNT      AMOUNT       DATE       AMOUNT       AMOUNT       DATE
                                                ---------  -----------  ---------  -----------  -----------  ---------
                                                                        (CURRENCY IN MILLIONS)
Australian dollars............................       23.0   $    16.5   09/20/95         18.0    $    12.9   08/31/94
Australian dollars............................       18.0        12.9   07/31/95         23.0         16.5   07/18/94
Spanish pesetas...............................      450.0         3.7   06/09/95        150.0          1.2   10/05/94
Spanish pesetas...............................    1,700.0        13.9   06/22/95        450.0          3.7   06/24/94
Spanish pesetas...............................         --          --          --       100.0           .8   06/30/94
Spanish pesetas...............................         --          --          --       350.0          2.9   06/30/94
Swiss francs..................................        5.0         4.3   11/15/95           --           --          --
Swiss francs..................................       23.0        19.7   03/15/96           --           --          --
Thai baht.....................................      200.0         8.1   07/13/95           --           --          --
U.K. pounds...................................       10.0        15.9   06/30/95         10.0         15.9   06/27/94

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

17. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
    CURRENCY SWAP AGREEMENTS--The Company uses foreign currency swaps to effectively convert foreign-currency-denominated debt to U.S.-dollar-denominated debt in order to reduce the impact of interest rate and foreign currency rate changes on future income. The differential to be paid or received under these agreements is recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in other long-term liabilities or long-term receivables. At May 31, 1995 and 1994, the Company had the following foreign currency swap agreements:


                                                 1995                                              1994
                           ------------------------------------------------  ------------------------------------------------
                             FOREIGN       U.S.                                FOREIGN       U.S.
                            CURRENCY     CURRENCY                             CURRENCY     CURRENCY
                            NOTIONAL     NOTIONAL     INTEREST    MATURITY    NOTIONAL     NOTIONAL     INTEREST    MATURITY
                             AMOUNT       AMOUNT        RATE        DATE       AMOUNT       AMOUNT        RATE        DATE
                           -----------  -----------  -----------  ---------  -----------  -----------  -----------  ---------
                                                                 (CURRENCY IN MILLIONS)
Australian dollars.......        20.5    $    14.7       10.54%    02/24/99        20.5    $    14.7       10.54%    02/24/99
Australian dollars.......        14.3         10.3        8.26%    03/04/98        14.3         10.3        4.86%    03/04/98
Spanish pesetas..........       300.0          2.4       12.00%    10/09/98       300.0          2.4       12.00%    10/09/98
Spanish pesetas..........       300.0          2.4       11.33%    10/09/98       300.0          2.4       11.33%    10/09/98


18. SUBSEQUENT EVENTS--SALES OF ASSETS
    On June 28, 1995, the Company sold its 505-bed Mount Elizabeth Hospital, its 145-bed East Shore Hospital and related healthcare businesses in Singapore to the Singapore-based holding company Parkway Holdings Limited for $243.3 million, which is net of $78.3 million in debt assumed by the buyer. The Company used the net proceeds from the sale to repay secured bank loans under its domestic term loan and revolving credit agreement. The transaction resulted in a gain estimated to be approximately $150 million, which will be included in the results of operations during the Company's first quarter of fiscal 1996.

    The Company also has agreements to sell its holdings in Malaysia, Thailand and Australia for approximately $94.0 million, which proceeds will be used to retire long-term debt. These transactions are expected to close no later than November 30, 1995. The pending sales are subject to foreign government clearances and a vote of minority shareholders in Australia. Fiscal 1995 net operating revenues and operating profits from the facilities sold and to be sold were $203.4 million and $37.0 million, respectively. The net assets of the sold and to-be-sold facilities amounted to $158.9 million at May 31, 1995 and have been included in assets held for sale in the accompanying consolidated balance sheets.


19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                         FISCAL 1995 QUARTERS                    FISCAL 1994 QUARTERS
                                             --------------------------------------------  ---------------------------------
                                               FIRST      SECOND       THIRD     FOURTH      FIRST      SECOND       THIRD
                                             ---------  -----------  ---------  ---------  ---------  -----------  ---------
                                                                  (IN MILLIONS, EXCEPT PER-SHARE DATA)
Net operating revenues.....................  $     663   $     639   $     660  $   1,356  $     772   $     758   $     716
                                             ---------       -----   ---------  ---------  ---------       -----   ---------
Income from continuing operations..........         64          46          49         35         53          61          91
Net income (loss)..........................         64          46          49          6        (41)       (226)       (164)
                                             ---------       -----   ---------  ---------  ---------       -----   ---------
Income per share from continuing
 operations:
  Primary..................................  $    0.38   $    0.27   $    0.29  $    0.17  $    0.32   $    0.37   $    0.55
  Fully diluted............................  $    0.36   $    0.27   $    0.28  $    0.17  $    0.30   $    0.35   $    0.51
                                             ---------       -----   ---------  ---------  ---------       -----   ---------


                                               FOURTH
                                             -----------

Net operating revenues.....................   $     697
                                                  -----
Income from continuing operations..........          11
Net income (loss)..........................           6
                                                  -----
Income per share from continuing
 operations:
  Primary..................................   $    0.07
  Fully diluted............................   $    0.07
                                                  -----



    Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including levels of occupancy, interest rates, acquisitions, disposals, revenue allowance and discount fluctuations, the timing of price changes, unusual litigation costs, restructuring charges and fluctuations in quarterly tax rates. Net operating revenues increased significantly in the fourth quarter of fiscal 1995 due to the acquisition of AMH on March 1, 1995. Net income in the fourth quarter of 1995 was impacted by a

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)


restructuring charge of $36.9 million as discussed in Note 16 and an increase in interest expense attributable to the AMH acquisition. Quarterly results of operations in fiscal 1994 were affected by the unusual litigation costs described in Note 8, the discontinuance of the psychiatric hospital business in the second quarter discussed in Note 3, the sale of inpatient rehabilitation hospitals and related satellite outpatient clinics in the third quarter discussed in Note 13 and the $77.0 million restructuring charge taken in the fourth quarter discussed in Note 16.

                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.



    (a)  3.  Exhibits.



        (23)  Consent of Experts



              (a) Auditors' Consent (KPMG Peat Marwick LLP)

                                   SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Tenet Healthcare Corporation
                                              (Registrant)



Date: December 18, 1995                        /s/  RAYMOND L. MATHIASEN

                                   ---------------------------------------------

                                                   Raymond L. Mathiasen
                                                  Senior Vice President,
                                                 Chief Financial Officer