Form 10-Q/A
period 1995-08-31
TENET HEALTHCARE CORP
filed 1995-12-18
CIK 70318

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q/A
                                AMENDMENT NO. 1


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

     AS OF NOVEMBER 30, 1995 THERE WERE 201,436,819 SHARES OF $0.075 PAR VALUE COMMON STOCK OUTSTANDING.


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

                  TENET HEALTHCARE CORPORATION

              CONDENSED CONSOLIDATED BALANCE SHEETS



                                                       MAY 31,        AUGUST 31
                                                        1995             1995
                                                      --------       -------------
                                                            (IN MILLIONS)
                            ASSETS

Current assets:
    Cash and cash equivalents......................   $  155.0           $  106.4
    Short-term investments, at cost which
       approximates market.........................      138.5              135.6
    Accounts and notes receivable, less allowance
       for doubtful accounts ($184.0 at May 31
       and $167.8 at August 31)....................      564.5              601.8
    Inventories of supplies, at cost...............      116.4              119.9
    Deferred income taxes..........................      410.3              303.1
    Assets held for sale...........................      184.1              124.5
    Prepaid expenses and other current assets......       54.8               50.4
                                                      ---------          ---------
            Total current assets...................    1,623.6            1,441.7
                                                      ---------          ---------

Investments and other assets.......................      362.8              370.0

Property, plant and equipment, at cost.............    4,142.9            4,288.9
    Less accumulated depreciation and
       amortization................................      824.4              870.9
                                                      ---------          ---------
    Net property, plant and equipment..............    3,318.5            3,418.0
                                                      ---------          ---------

Intangible assets, at cost less accumulated
    amortization ($58.4 at May 31 and $78.1 at
    August 31).....................................    2,613.5            2,655.0
                                                      ---------          ---------
                                                      $7,918.4           $7,884.7
                                                      ---------          ---------
                                                      ---------          ---------



           See accompanying Notes to Condensed Consolidated Financial
              Statements and Management's Discussion and Analysis
               of Financial Condition and Results of Operations.

                  TENET HEALTHCARE CORPORATION

              CONDENSED CONSOLIDATED BALANCE SHEETS



                                                       MAY 31,        AUGUST 31
                                                        1995             1995
                                                      --------       -------------
                                                            (IN MILLIONS)
       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt..............   $  252.3           $  276.6
    Short-term borrowings and notes................       34.9                2.1
    Accounts payable...............................      358.8              258.2
    Employee compensation and benefits.............      162.5              161.2
    Reserves related to discontinued operations....       76.6               66.3
    Income taxes payable...........................        2.0                2.1
    Other current liabilities......................      469.4              490.7
                                                      ---------          ---------
            Total current liabilities..............    1,356.5            1,257.2
                                                      ---------          ---------

Long-term debt, net of current portion.............    3,273.4            3,226.1
Deferred income taxes..............................      300.9              307.0
Other long-term liabilities and minority interests.    1,001.5              988.5

Shareholders' equity:
    Common stock, $0.075 par value; authorized
       450,000,000 shares; 218,713,406 shares
       issued at May 31, 1995 and at August 31,
       1995........................................       16.4               16.4
    Other shareholders' equity.....................    2,241.3            2,359.5
    Less common stock in treasury, at cost,
       18,775,274 shares at May 31, 1995 and
       18,660,394 at August 31, 1995...............     (271.6)            (270.0)
                                                      ---------          ---------
            Total shareholders' equity.............    1,986.1            2,105.9
                                                      ---------          ---------
                                                      $7,918.4           $7,884.7
                                                      ---------          ---------
                                                      ---------          ---------




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

                        TENET HEALTHCARE CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED AUGUST 31, 1994 AND 1995




                                                                       1994          1995
                                                                     --------      --------
                                                                          (In millions)

Net cash provided by (used in) operating activities, including net expenditures for discontinued operations and restructuring
    charges. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (377.2)     $   60.8
                                                                     --------      --------

Cash flows from investing activities:
    Purchases of property, plant and equipment . . . . . . . . . .      (28.2)        (95.1)
    Purchases of new businesses, net of cash acquired. . . . . . .       (9.0)       (224.3)
    Proceeds from sales of facilities and other assets . . . . . .      157.6         231.3
    Other items. . . . . . . . . . . . . . . . . . . . . . . . . .      (11.6)         (8.4)
                                                                     --------      --------
       Net cash provided by (used in) investing activities . . . .      108.8         (96.5)
                                                                     --------      --------

Cash flows from financing activities:
    Proceeds from borrowings . . . . . . . . . . . . . . . . . . .      121.2         244.2
    Payments of borrowings . . . . . . . . . . . . . . . . . . . .      (57.1)       (258.3)
    Proceeds from stock options exercised. . . . . . . . . . . . .        3.4           1.2
                                                                     --------      --------
       Net cash provided by (used in) financing activities . . . .       67.5         (12.9)
                                                                     --------      --------

Net decrease in cash and cash equivalents. . . . . . . . . . . . .     (200.9)        (48.6)
Cash and cash equivalents at beginning of year . . . . . . . . . .      313.2         155.0
                                                                     --------      --------
Cash and cash equivalents at end of period . . . . . . . . . . . .   $  112.3      $  106.4
                                                                     --------      --------
                                                                     --------      --------

Supplemental disclosures:

    Interest paid, net of amounts capitalized. . . . . . . . . . .   $   20.5      $   41.4
    Income taxes paid, net of refunds received . . . . . . . . . .       34.2            --

Major effects of acquiring new businesses:

    Assets acquired, primarily accounts receivable and property,
       plant and equipment . . . . . . . . . . . . . . . . . . . .   $   59.1      $  173.0
    Liabilities assumed, primarily accounts payable and long-term
       debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .       34.9          13.4

Major effects of excluding an unconsolidated affiliate from the consolidated financial statements:

    Decrease in assets, primarily accounts receivable and property,
       plant and equipment . . . . . . . . . . . . . . . . . . . .   $  (31.9)     $     --
    Decrease in liabilities, primarily long-term debt. . . . . . .      (83.2)           --
                                                                     --------      --------
                                                                     --------      --------


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


    Readers of this interim financial information should refer to the Company's audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year and the adequacy of additional disclosure needed for a fair presentation should be determined in that context. Accordingly, footnotes and other disclosure which would substantially duplicate the disclosure contained in the Company's most recent annual report to security holders have been omitted. The patient volumes and net operating revenues of the Company's domestic general hospitals are subject to seasonal variations caused by a number of factors, including but not necessarily limited to, seasonal cycles of illness, climate and weather conditions, vacation patterns of both hospital patients and admitting physicians and other factors relating to the timing of elective hospital procedures. Net income also is not necessarily representative of operations for a full year for various reasons, including interest rates, acquisitions and disposals of facilities and long-term assets, revenue allowances and discount fluctuations, the timing of price changes and fluctuations in quarterly tax rates. These same considerations apply to all year-to-year comparisons.


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


11. There have been no material changes to the description of Professional and General Liability Insurance set forth in Note 8A of the Notes to Consolidated Financial Statements of the Company for its fiscal year ended May 31, 1995. Except as described below, there have been no material changes to the description of Significant Legal Proceedings - Psychiatric Business set forth in Note 8B of the Notes to Consolidated Financial Statements of the Company for its fiscal year ended May 31, 1995. The settlement of the shareholder derivative action referred to in Note 8B of the Notes to Consolidated Financial
    Statements of the Company for its fiscal year ended May 31, 1995, received preliminary court approval in November 1995 and is scheduled for a hearing concerning final approval in January 1996. The Company has reached an agreement to settle one of the class action lawsuits, In re National Medical Enterprises, Inc. Securities Litigation I, which settlement was approved by the court in September 1995. The Company has continued to receive additional lawsuits of the type referred to under Psychiatric Malpractice Cases in Note 8B of the Notes to Consolidated Financial Statements of the Company for its fiscal year ended
    May 31, 1995, and expects that additional lawsuits with similar allegations will be filed from time to time. There have been no material changes to the description of Litigation Relating to the AMH Merger set forth in Note 8C of the Notes to Consolidated Financial Statements of the Company for its fiscal year ended May 31, 1995. Although, based upon information currently available to it, management believes that the amount of damages in excess of the reserves for unusual litigation costs that may be awarded in any of the unresolved legal proceedings cannot reasonably be estimated, management does not believe it is likely that any damages awarded in such legal proceedings will have a material adverse effect on the Company's results of operations, liquidity or capital resources.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES


     Historically, the Company's liquidity has been derived principally from the cash proceeds of operating activities, disposals of assets and investments, and realization of tax benefits associated with losses on sales of facilities. In the first quarter of fiscal 1996, cash provided by operations was $60.8 million; however, in the first quarter of fiscal 1995, the Company had a use of cash for operations of $377.2 million due principally to the effects of discontinued operations and restructuring charges. Management believes that future cash flows from operations will be positive. This liquidity, along with the availability of credit under the new credit facility, is believed to be adequate to meet debt service requirements and to finance planned capital expenditures, acquisitions and other known operating needs over the short-term (1 to 18 months) and the long-term (18 months to 3 years), including resolution of the unusual legal proceedings referred to herein. The only significant remaining obligations related to discontinued operations are the unresolved legal proceedings discussed in the annual report to Shareholders on Form 10-K for the fiscal year ended May 31, 1995, and herein. See Note 11 to the Condensed Consolidated Financial Statements.


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


     Cash payments for property and equipment were $95.1 million in the quarter ended August 31, 1995, compared to $28.2 million in the quarter ended August 31, 1994. Capital expenditures for the Company, before any significant acquisitions of facilities, are expected to be approximately $385.0 million for the current fiscal year ending May 31, 1996 and approximately $400.0 million for each of the following two years. Such capital expenditures relate to the development of healthcare services networks in selected geographic areas and hospital facility construction projects. These expenditures will be funded by cash flows from operations and available borrowings under the Company's existing credit facility.


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


     Proceeds from borrowings amounted to $244.2 million during the quarter ended August 31, 1995 compared to $121.2 million in 1994. This increase is principally due to the acquisition of the two hospitals and related physician practice noted above. Repayments of borrowings were also significantly higher in 1995 than in 1994 due to the application of proceeds received from the sales of facilities and other assets discussed above. Debt service requirements have increased significantly with the addition of the financing incurred to fund the acquisition of AMH effective March 1, 1995. The Company believes these additional interest and debt repayment obligations will be funded from the operations of this acquired business.


     The Company's cash and cash equivalents at August 31, 1995 were $106.4 million, a decrease of $48.6 over May 31, 1995. Working capital at August 31, 1995 was $184.5 million, compared to $267.1 at May 31, 1995. The principal reasons for the decline in working capital were the sale of the Company's holdings in Singapore ($59.6 million in net assets which were classified as assets held for sale in current assets at May 31, 1995), the proceeds of which were used to retire long-term debt, and an increase in the current portion of long-term debt due to the maturity of $24.5 million of the Company's unsecured medium-term notes in June 1996.

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

     The new credit facility and debt securities have affirmative, negative and financial covenants with which the Company must comply. These covenants include, among other requirements, limitations on borrowings, liens, investments, and assets sales, a prohibition on the payment of dividends, and covenants regarding maintenance of specified levels of net worth, debt ratios and fixed-charge ratios.

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

     Operating income increased by $89.0 million (or 104.8%) to $173.9 million for the quarter ended August 31, 1995 from $84.9 million for the quarter ended August 31, 1994 primarily due to the acquisition of AMH referred to above. The operating income margin for the current quarter increased to 13.5% from 12.8% a year ago. The increase in the operating margin is primarily due to effective cost control programs in the hospitals and the benefits of overhead reduction plans implemented during the first quarter of fiscal 1995 and following the AMH merger.

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


     Medicare revenues as a percentage of total patient revenues were 38.4% for the three months ended August 31, 1995, compared with 35.1% for the prior year quarter. Historically, rates paid under Medicare's prospective payment system for inpatient services have increased, but such increases have been less than cost increases. Payments for Medicare outpatient services are presently cost reimbursed, but there are pending certain proposed regulations that would convert reimbursement to a prospective payment system. Medicaid programs in certain states in which the Company operates also are undergoing changes that will result in reduced payments to hospitals. Hospital cost control programs and overhead reductions have been implemented along with forming integrated health delivery systems to address the anticipated reduced payments. Pressures to control healthcare costs have resulted in an increase in the percentage of revenues attributable to managed care payors. The Company anticipates that its managed care business will increase in the future.


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