Form 10-Q
period 1995-11-30
TENET HEALTHCARE CORP
filed 1996-01-16
CIK 70318

--------------------------------------------------------------------------------
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

                         FOR THE QUARTERLY PERIOD ENDED
                                NOVEMBER 30, 1995

                                       OR

             / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ....... TO ....... .
                          COMMISSION FILE NUMBER I-7293
--------------------------------------------------------------------------------
                          TENET HEALTHCARE CORPORATION
             (Exact name of registrant as specified in its charter)
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

                   ------------------------------------------

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:    YES  X     NO
                                          ---       ---

  AS OF JANUARY 10, 1996 THERE WERE 209,084,808 SHARES OF $0.075 PAR VALUE COMMON STOCK OUTSTANDING.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          TENET HEALTHCARE CORPORATION

                                      INDEX

                                                                       Page
                                                                     --------
                              PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements:
          Condensed Consolidated Balance Sheets - May 31, 1995
             and November 30, 1995 . . . . . . . . . . . . . . . . . .    2


          Condensed Consolidated Statements of Income - Three Months
             and Six Months Ended November 30, 1994 and 1995   . . . .    4


          Condensed Consolidated Statements of Cash Flows - Six Months
             Ended November 30, 1994 and 1995  . . . . . . . . . . . .    5


          Notes to Condensed Consolidated Financial Statements . . . .    6


Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations . . . . . . . . . . . . . . . .   10



                              PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . .   19


Item 4.   Submission of Matters to a Vote of Security Holders  . . . .   19


Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .   20


          Signature  . . . . . . . . . . . . . . . . . . . . . . . . .   22

------------------
Note:  Items 2, 3 and 5 of Part II are omitted because they are not applicable.

                          TENET HEALTHCARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   May 31,       November 30,
                                                                                    1995            1995
                                                                                -----------    --------------
                                                                                      (In millions)

                         ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .      $    155.0     $     98.8
   Short-term investments, at cost which approximates market . . . . . . .           138.5          135.2
   Accounts and notes receivable, less allowance for doubtful
      accounts ($184.0 at May 31 and $161.1 at November 30). . . . . . . .           564.5          731.2
   Inventories of supplies, at cost. . . . . . . . . . . . . . . . . . . .           116.4          125.1
   Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .           410.3          268.1
   Assets held for sale. . . . . . . . . . . . . . . . . . . . . . . . . .           184.1           37.7
   Prepaid expenses and other current assets . . . . . . . . . . . . . . .            54.8           58.5
                                                                                ----------     ----------
         Total current assets. . . . . . . . . . . . . . . . . . . . . . .         1,623.6        1,454.6
                                                                                ----------     ----------


Investments and other assets . . . . . . . . . . . . . . . . . . . . . . .           362.8          510.2


Property, plant and equipment, at cost . . . . . . . . . . . . . . . . . .         4,142.9        4,464.7
   Less accumulated depreciation and amortization. . . . . . . . . . . . .           824.4          901.2
                                                                                ----------     ----------
   Net property, plant and equipment . . . . . . . . . . . . . . . . . . .         3,318.5        3,563.5
                                                                                ----------     ----------


Intangible assets, at cost less accumulated amortization
   ($58.4 at May 31 and $99.2 at November 30). . . . . . . . . . . . . . .         2,613.5        2,612.2
                                                                                ----------     ----------
                                                                                $  7,918.4     $  8,140.5
                                                                                ----------     ----------
                                                                                ----------     ----------




See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          TENET HEALTHCARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              May 31,     November 30,
                                                                               1995           1995
                                                                           ----------     ------------
                                                                                  (In millions)

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt . . . . . . . . . . . . . . . . .     $    252.3     $    273.4
   Short-term borrowings and notes . . . . . . . . . . . . . . . . . .           34.9            2.1
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .          358.8          268.1
   Employee compensation and benefits. . . . . . . . . . . . . . . . .          162.5          160.8
   Reserves related to discontinued operations . . . . . . . . . . . .           76.6           25.4
   Other current liabilities . . . . . . . . . . . . . . . . . . . . .          471.4          448.9
                                                                           ----------     ----------
         Total current liabilities . . . . . . . . . . . . . . . . . .        1,356.5        1,178.7
                                                                           ----------     ----------

Long-term debt, net of current portion . . . . . . . . . . . . . . . .        3,273.4        3,254.9
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .          300.9          384.1
Other long-term liabilities and minority interests . . . . . . . . . .        1,001.5          967.8

Shareholders' equity:
   Common stock, $0.075 par value; authorized 450,000,000 shares;
      218,713,406 shares issued at May 31, 1995 and at
      November 30, 1995. . . . . . . . . . . . . . . . . . . . . . . .           16.4           16.4
   Other shareholders' equity. . . . . . . . . . . . . . . . . . . . .        2,241.3        2,557.9
   Less common stock in treasury, at cost, 18,775,274 shares at
      May 31, 1995 and 15,159,055 at November 30, 1995 . . . . . . . .         (271.6)        (219.3)
                                                                           ----------     ----------
         Total shareholders' equity. . . . . . . . . . . . . . . . . .        1,986.1        2,355.0
                                                                           ----------     ----------
                                                                           $  7,918.4     $  8,140.5
                                                                           ----------     ----------
                                                                           ----------     ----------





See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          TENET HEALTHCARE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

          THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 1994 AND 1995


                                                                         Three Months                   Six Months
                                                                   -----------------------       -----------------------
                                                                     1994           1995           1994           1995
                                                                   --------       --------       --------       --------
                                                                      (In millions, except per share and share amounts)

Net operating revenues . . . . . . . . . . . . . . . . . . .       $  638.8       $1,370.9       $1,301.6       $2,654.8
                                                                   --------       --------       --------       --------
Operating expenses:
   Salaries and benefits . . . . . . . . . . . . . . . . . .          273.0          544.7          556.2        1,046.9
   Supplies. . . . . . . . . . . . . . . . . . . . . . . . .           78.5          186.0          159.1          364.7
   Provision for doubtful accounts . . . . . . . . . . . . .           20.7           69.7           46.8          137.0
   Other operating expenses. . . . . . . . . . . . . . . . .          144.6          296.7          294.7          578.3
   Depreciation  . . . . . . . . . . . . . . . . . . . . . .           33.1           61.3           67.4          122.7
   Amortization. . . . . . . . . . . . . . . . . . . . . . .            4.1           21.2            7.7           40.0
                                                                   --------       --------       --------       --------
Operating income . . . . . . . . . . . . . . . . . . . . . .           84.8          191.3          169.7          365.2
                                                                   --------       --------       --------       --------
Interest expense, net of capitalized portion . . . . . . . .          (17.3)         (81.3)         (35.0)        (158.4)
Investment earnings  . . . . . . . . . . . . . . . . . . . .            4.4            5.4           10.4           12.7
Equity in earnings of unconsolidated affiliates. . . . . . .            6.1            7.1           12.4           14.0
Minority interests . . . . . . . . . . . . . . . . . . . . .           (1.8)          (5.0)          (3.8)         (10.6)
Net gain (loss) on disposals of facilities and
   long-term investments . . . . . . . . . . . . . . . . . .             --          171.1           (2.5)         294.6
Gain on affiliate's sale of
   common stock. . . . . . . . . . . . . . . . . . . . . . .             --           17.3           32.0           17.3
                                                                   --------       --------       --------       --------
Income before income taxes . . . . . . . . . . . . . . . . .           76.2          305.9          183.2          534.8
Taxes on income  . . . . . . . . . . . . . . . . . . . . . .          (30.0)        (123.1)         (73.0)        (233.7)
                                                                   --------       --------       --------       --------
Net income . . . . . . . . . . . . . . . . . . . . . . . . .       $   46.2       $  182.8       $  110.2       $  301.1
                                                                   --------       --------       --------       --------
                                                                   --------       --------       --------       --------
Earnings per share:
   Primary . . . . . . . . . . . . . . . . . . . . . . . . .       $   0.27       $   0.90       $   0.65       $   1.48
   Fully diluted . . . . . . . . . . . . . . . . . . . . . .       $   0.27       $   0.85       $   0.63       $   1.41

Weighted average shares and share equivalents
   outstanding primary (in thousands). . . . . . . . . . . .        168,319        203,845        168,390        202,865




See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          TENET HEALTHCARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   SIX MONTHS ENDED NOVEMBER 30, 1994 AND 1995

                                                                                    1994          1995
                                                                                ----------     ----------
                                                                                      (IN MILLIONS)
Net cash provided by (used in) operating activities, including net expenditures for discontinued operations and restructuring
   charges of $411.8 in 1994 and $73.4 in 1995 . . . . . . . . . . . . . .      $   (320.5)    $     11.1
                                                                                ----------     ----------

Cash flows from investing activities:
   Purchases of property, plant and equipment. . . . . . . . . . . . . . .           (59.6)        (160.5)
   Purchases of new businesses, net of cash acquired . . . . . . . . . . .            (9.0)        (367.3)
   Proceeds from sales of facilities and other assets. . . . . . . . . . .           154.4          402.8
   Other items . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (8.1)          (9.9)
                                                                                ----------     ----------
      Net cash provided by (used in) investing activities. . . . . . . . .            77.7         (134.9)
                                                                                ----------     ----------

Cash flows from financing activities:
   Proceeds from sale of 8-5/8% Senior Notes . . . . . . . . . . . . . . .               -          487.4
   Proceeds from other borrowings. . . . . . . . . . . . . . . . . . . . .           129.3          591.8
   Payments of borrowings. . . . . . . . . . . . . . . . . . . . . . . . .           (72.4)      (1,065.9)
   Proceeds from stock options exercised . . . . . . . . . . . . . . . . .             3.9            9.4
   Proceeds from exercises of performance investment options . . . . . . .               -           44.9
   Other items . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             0.6              -
                                                                                ----------     ----------
      Net cash provided by financing activities. . . . . . . . . . . . . .            61.4           67.6
                                                                                ----------     ----------

Net decrease in cash and cash equivalents. . . . . . . . . . . . . . . . .          (181.4)         (56.2)
Cash and cash equivalents at beginning of year . . . . . . . . . . . . . .           313.2          155.0
                                                                                ----------     ----------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . .      $    131.8     $     98.8
                                                                                ----------     ----------
                                                                                ----------     ----------

Supplemental disclosures:
   Interest paid, net of amounts capitalized . . . . . . . . . . . . . . .           $45.9         $150.4
   Income taxes paid, net of refunds received  . . . . . . . . . . . . . .            38.9           19.7

Major effects of acquiring new businesses:
   Assets acquired, primarily property, plant and equipment  . . . . . . .           $59.1         $329.1
   Liabilities assumed . . . . . . . . . . . . . . . . . . . . . . . . . .            34.9           31.6



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

     Readers of this interim financial information should refer to the Company's audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year and the adequacy of additional disclosure needed for a fair presentation should be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in the Company's most recent annual report to security holders have been omitted. The patient volumes and net operating revenues of the Company's hospitals are subject to seasonal variations caused by a number of factors, including but not necessarily limited to, seasonal cycles of illness, climate and weather conditions, vacation patterns of both hospital patients and admitting physicians and other factors relating to the timing of elective hospital procedures. Net income also is not necessarily representative of operations for a full year for various reasons, including interest rates, acquisitions and disposals of facilities and long-term assets, revenue allowances and discount fluctuations, the timing of price changes and fluctuations in quarterly tax rates. These same considerations apply to all year-to-year comparisons.

2. On March 1, 1995, the Company, in a transaction accounted for as a purchase, acquired all of the outstanding common stock of American Medical Holdings, Inc. ("AMH") for $1.5 billion in cash and 33,156,614 shares of the Company's common stock valued at approximately $488.0 million. Accordingly, the results of operations of AMH and its subsidiaries are included in the accompanying consolidated financial statements of the Company since the date of acquisition.

     The following supplemental pro forma information for the three months and six months ended November 30, 1994 is unaudited and assumes that the merger occurred as of the beginning of the period. The amounts reflect pro forma adjustments for interest on new and refinanced debt, depreciation on revalued property, plant and equipment, and the amortization of goodwill.


                                           Three Months      Six Months
                                       -------------------  --------------
                                       (in millions, except per share amounts)
     Net operating revenues                   $1,271.0         $2,572.0
     Net income                               $   50.8         $  123.3
     Fully diluted earnings per share         $   0.24         $   0.59


     The pro forma information shown above does not purport to present the results of operations of the Company had the transactions and events assumed therein occurred on the dates specified, nor are they necessarily indicative of the results of operations that may be achieved in the future. In addition, such information does not reflect certain cost savings that management believes may be realized following the merger.

                            TENET HEALTHCARE CORPORATION

3. The Company's net operating revenues consist primarily of net patient service revenues, which are based on established billing rates less applicable allowances and discounts. These allowances and discounts, primarily for patients covered by Medicare, Medicaid and other contractual programs, amounted to $661.5 million and $1,462.7 million for the three-month periods ended November 30, 1994 and 1995, and $1,327.9 million and $2,850.7 million for the six-month periods, respectively.

4. During the three-month and six-month periods ended November 30, 1995, actual costs incurred and charged against the Company's reserves for discontinued operations were approximately $44.8 million and $55.1 million, respectively. Costs incurred and charged against the restructuring reserves established during the last three years were approximately $12.0 million for the three months ended November 30, 1995 and $18.4 million for the six months then ended. The restructuring reserves are included in other current liabilities or other long-term liabilities in the Company's balance sheets at May 31, 1995 and November 30, 1995.

5. On September 28, 1995, Vencor, Inc. ("Vencor") acquired all of the outstanding common stock of The Hillhaven Corporation ("Hillhaven") pursuant to a transaction approved by the shareholders of each of Vencor and Hillhaven. As a result of the transaction, the 8,878,147 shares of Hillhaven common stock that had been owned by the Company were exchanged for 8,301,067 shares of Vencor common stock (at an exchange ratio of 0.935 Vencor shares for each Hillhaven share). In addition, the Company received approximately $91.8 million for its Hillhaven Series C preferred stock and Hillhaven Series D preferred stock. The exchange resulted in a pre-tax gain, net of costs and expenses, of approximately $171.1 million. The proceeds from the redemption of the Hillhaven preferred stock were applied to repay secured bank loans under the Company's credit agreement.

     The Company's investment in Hillhaven previously was accounted for under the equity method. Following the exchange, the Company owns approximately 11.8% of Vencor's common stock and accounts for its investment in Vencor common stock in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company has classified such securities as "available for sale" whereby their carrying value will be adjusted to market value at the end of each accounting period through a credit or charge to shareholders' equity.

6. In October 1995, the Company sold $500 million of new Senior Notes due December 2003. The notes have a coupon of 8-5/8% and were priced at 99.666% of par to yield 8.68%. In January 1996, the Company issued $320 million of 6% Exchangeable Subordinated Notes due 2005 that will be exchangeable at the option of the holder for shares of common stock of Vencor at any time on or after November 6, 1997 at an exchange rate of 25.9403 shares per $1,000 principal amount of the notes, subject to the Company's right to pay an amount in cash equal to the market price of the shares of Vencor common stock in lieu of delivery of such shares. The notes will be redeemable at the option of the Company at any time on or after January 15, 1999 at the redemption prices set forth in the indenture, plus accrued and unpaid interest. The net proceeds from the notes were applied to repay secured bank loans under the Company's credit agreement.

                            TENET HEALTHCARE CORPORATION

     The Company is looking to the Emerging Issues Task Force of the Financial Accounting Standards Board at its next scheduled meeting for guidance as to the appropriate accounting for the exchangeable notes and the Company's investment in Vencor if the fair market value of such investment ever exceeds the carrying value of the notes. At November 30, 1995 the fair market value of the investment was approximately $259.0 million. Management does not believe that any adjustments, if any, to the carrying value of the notes would have a material effect on the consolidated financial condition of the Company.

7. In October 1995, the Company sold its interest in Australian Medical Enterprises, Limited ("AME") for a net cash consideration of approximately $68.3 million, and the Company sold its interest in the Subang Jaya Medical Centre in Malaysia for net cash consideration of approximately $12.0 million. The net proceeds from these sales were used to repay secured bank loans under the Company's credit agreement. The Company also has reached an agreement to sell its 40% interest in the Bumrungrad Medical Center in Thailand. The Company expects to receive net cash consideration of approximately $20.8 million from this sale during the third quarter of fiscal 1996.

8. In August 1995, the Company acquired for approximately $222.6 million in cash the Mercy+Baptist Medical Center, a not-for-profit system of two general hospitals with an aggregate of 759 licensed beds located in New Orleans, Louisiana and a related physician practice. In September 1995, the Company acquired the Providence Memorial Hospital, a not-for-profit general hospital located in El Paso, Texas for approximately $80.3 million in cash. Providence is licensed for 471 general hospital beds (34 of which may be used as skilled nursing beds) and is licensed for 30 additional rehabilitation and sub-acute care beds. In October 1995, the Company entered into a long-term lease of the 49-bed Medical Center of Manchester in central Tennessee. In November 1995, the Company acquired for approximately $32.6 million in cash the 104-bed not-for-profit Methodist Hospital of Jonesboro, a general hospital located in Jonesboro, Arkansas. These acquisitions were financed by borrowings under the Company's bank credit agreement.

9. On October 30, 1995, Total Renal Care Holdings, Inc. ("TRC"), an operator of outpatient renal dialysis centers in which the Company owned an approximate 23% interest at May 31, 1995, completed a public offering of 6,000,000 shares of its common stock. This transaction resulted in a reduction of the Company's ownership interest in TRC to approximately 13.6% and a gain to the Company of approximately $17.3 million.

     Because the Company now owns less than 20% of the common shares and does not exercise significant influence over TRC, the Company no longer accounts for its investment in TRC by the equity method, but will account for it in accordance with SFAS No. 115.

10. SFAS No. 121, titled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for fiscal years

                            TENET HEALTHCARE CORPORATION
       beginning after December 15, 1995, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In addition, this statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company intends to adopt this statement in fiscal 1997 and the adoption of SFAS No. 121 is not expected to have a material impact on the consolidated financial condition of the Company.

11. There have been no material changes to the description of Professional and General Liability Insurance set forth in Note 8A of the Notes to Consolidated Financial Statements of the Company for its fiscal year ended May 31, 1995. Except as described below, there have been no material changes to the description of Significant Legal Proceedings - Psychiatric Business set forth in Note 8B of the Notes to Consolidated Financial Statements of the Company for its fiscal year ended May 31, 1995 ("Note 8B"). The settlement of the shareholder derivative action referred to in Note 8B, received preliminary court approval in November 1995 and final approval in January 1996. The Company has reached an agreement to settle one of the class action lawsuits referred to in Note 8B, In re National Medical Enterprises, Inc. Securities Litigation I, which settlement was approved by the court and paid by the Company in September 1995. The Company has continued to receive additional lawsuits of the type referred to under Psychiatric Malpractice Cases in Note 8B, and expects that additional lawsuits with similar allegations will be filed from time to time. There have been no material changes to the description of the litigation relating to the AMH Merger set forth in
       Note 8C of the Notes to Consolidated Financial Statements of the Company for its fiscal year ended May 31, 1995. Although, based upon information currently available to it, management believes that the amount of damages in excess of the reserves for unusual litigation costs that may be awarded in any of the unresolved legal proceedings cannot reasonably be estimated, management does not believe it is likely that any damages awarded in such legal proceedings will have a material adverse effect on the Company's results of operations, liquidity or capital resources.

12. During the quarter ended November 30, 1995, $47.3 million of the Company's Convertible Floating Rate Debentures due in April 1996 were converted into 2,985,679 shares of the Company's common stock through the exercise of 449 performance investment plan options by employees and former employees of the Company. The proceeds from these conversions aggregated $44.9 million and were used to repay secured bank loans under the Company's credit agreement.

       From December 1, 1995 through January 10, 1996, an additional $76.2 million in debentures were converted into 4,814,331 shares of common stock through the exercise of 724 performance investment plan options by employees and former employees of the Company. The proceeds from these conversions aggregated $72.4 million and were used to repay secured bank loans under the Company's credit agreement. The remaining 857 performance investment plan options, which expire in April 1996 are convertible into 5,698,750 shares of common stock at an exercise price equivalent to $15.83 per share.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      The Company's liquidity for the six months ended November 30, 1995 has been derived principally from the cash proceeds from operating activities, disposals of assets and investments, realization of tax benefits associated with losses from its discontinued psychiatric business and borrowings under its bank credit agreement. During the six months ended November 30,1995, net cash provided by operating activities was $84.5 million before expenditures of $73.4 million related to restructuring reserves and discontinued operations. Cash flows from operating activities in the six months ended November 30, 1995 were adversely affected by an increase in net accounts receivable of approximately $66.4 million related to hospitals acquired in the six months ended November 30, 1995, primarily as a result of a temporary increase in Medicare receivables due to changes in fiscal intermediaries at these hospitals. For the prior year's six-month period cash provided by operating activities was $91.3 million before expenditures of $411.8 million for restructuring charges and discontinued operations. Management believes that cash flows from operations in the future will continue to be positive. The Company's cash and cash equivalents at November 30, 1995 were $98.8 million, a decrease of $56.2 million over May 31, 1995. Working capital at November 30, 1995 was $279.9 million, compared to $267.1 million at May 31, 1995.

      Management believes that this liquidity, along with the availability of credit under the Company's bank credit agreement, will be adequate to finance planned capital expenditures, acquisitions and other known operating needs over the short-term (1 to 18 months) and the long-term (18 months to 3 years), including resolution of the unusual legal proceedings referred to herein as well as to meet debt service requirements, including the increased debt service requirements resulting from the March 1, 1995 acquisition of American Medical Holdings, Inc. The only significant remaining obligations related to discontinued operations are the unresolved legal proceedings discussed in the Company's Annual Report to Shareholders on Form 10-K and Form 10-K/A for the year ended May 31, 1995, and herein. The Company has reserves for the remaining legal proceedings not yet settled as of November 30, 1995 and an estimate of the legal fees related to these matters to be incurred in the future totaling approximately $39.7 million, of which $25.4 million is expected to be paid within one year. These reserves represent management's estimate of the net costs of the ultimate disposition of these matters. There can be no assurance, however, that the ultimate liability will not exceed such estimates. (See Note 11.)

      The Company's strategy includes the pursuit of growth through the development of integrated healthcare systems in certain strategic markets, including joint ventures, hospital acquisitions and physician practice acquisitions. All or portions of this growth may be financed through available credit under the Company's revolving credit agreement or, depending on capital market conditions, the sale of additional debt or equity securities or other bank borrowings. The Company's unused borrowing capacity under its revolving credit agreement was $461.4 million as of November 30, 1995. On October 11, 1995, the Company sold $500 million of Senior Notes due 2003 and on January 5, 1996, the Company sold $320 million of Exchangeable Subordinated Notes due 2005. The net proceeds of both offerings were used to repay secured loans under the Company's bank credit agreement.

      Proceeds from the sales of facilities and other assets were $402.8 million in the six months ended November 30, 1995, substantially all of which was derived from (1) the sale of the Company's two hospitals and related healthcare businesses in Singapore; (2) the redemption of the Company's Hillhaven Series C and Series D preferred stock; (3) the sale of the Company's interest in the Subang Jaya Medical Centre in Malaysia; and (4) the sale of the Company's interest in Australian Medical Enterprises, Limited. The Company used the net proceeds from these transactions to repay secured bank loans under its credit agreement. In addition, the Company expects to receive aggregate net cash consideration of approximately $20.8 million from the sale of its holdings in Thailand, which transaction is expected to close before February 29, 1996. In addition, the Company is continuing to evaluate opportunities to monetize certain other

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

investments and non-core assets.

      In August 1995, the Company acquired two hospitals and a related physician practice in New Orleans, Louisiana and in September 1995, acquired a hospital in El Paso, Texas. The aggregate purchase price for both transactions was approximately $302.9 million (including the purchase of current assets and the assumption of current liabilities). In November 1995, the Company acquired a 104-bed not-for-profit general hospital in Jonesboro, Arkansas for $32.6 million. The above acquisitions were financed by borrowings under the Company's bank credit agreement.

      Cash payments for property and equipment were $160.5 million in the six months ended November 30, 1995, compared to $59.6 million in the six months ended November 30, 1994. Capital expenditures for the Company, before any significant acquisitions of facilities, are expected to be approximately $385.0 million for the current fiscal year ending May 31, 1996 and approximately $400.0 million for each of the following two years. Such capital expenditures relate to the development of healthcare services networks in selected geographic areas and hospital facility construction projects. These expenditures will be funded by cash flows from operations and available borrowings under the Company's existing bank credit agreement.

      Gross proceeds from borrowings amounted to $1.1 billion during the six months ended November 30, 1995, including $487.4 million of net proceeds from the sale of the 8-5/8% Senior Notes due 2003 and borrowings of $566.0 million under the Company's bank credit agreement. Borrowings in the prior year six-month period amounted to $129.3 million. The increase is due primarily to the purchases of new businesses noted above and repayments of secured bank loans under the Company's credit agreement. Repayments of borrowings also were significantly higher in 1995 than in 1994 due to the application of proceeds received from sales of facilities and other assets discussed above. Debt service requirements have increased significantly with the addition of the financing incurred to fund the acquisition of American Medical Holdings, Inc. on March 1, 1995. These additional interest and debt repayment obligations are expected to be funded from operations.

      In addition to proceeds from borrowings, cash flows from financing activities were enhanced during the six-months ended November 30, 1995 by $44.9 million in proceeds from the exercise of performance investment plan options and the corresponding conversion of Convertible Floating Rate Debentures due April 1996 into 2,985,679 shares of the Company's common stock. The proceeds from these transactions were used to repay secured bank loans under the Company's credit agreement. Continuing exercises of performance investment plan options from December 1, 1995 through January 10, 1996 have resulted in additional cash proceeds of $72.4 million and the issuance of an additional 4,814,331 shares of common stock. The remaining 857 options, all of which expire in April 1996, are convertible into 5,698,750 shares of common stock at an exercise price of $15.83 per share. These options, if converted, will yield additional cash proceeds of $85.7 million between January 10, 1996 and April 1996, which proceeds will be used to reduce secured bank loans under the Company's credit agreement.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


       The Company's bank credit agreement and debt securities have affirmative, negative and financial covenants with which the Company must comply. These covenants include, among other requirements, limitations on borrowings, liens, investments, and assets sales, a prohibition on the payment of dividends, and covenants regarding maintenance of specified levels of net worth, debt ratios and fixed-charge ratios.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

     The following is a summary of operations for the quarters and six months ended November 30, 1994 and 1995:



                                                         Quarter Ended November 30
                                         ----------------------------------------------------
                                              1994          1995        1994          1995
                                         ------------  ------------  ------------  ------------
                                           (dollars in millions)   (% of net operating revenues)

Net operating revenues:
    Domestic general hospitals . . . . . $    516.1    $  1,264.8       80.8%         92.3%
    Other domestic operations (1). . . .       69.4          89.5       10.9%          6.5%
    International operations . . . . . .       53.3          16.6        8.3%          1.2%
                                         ------------  ------------  ------------  ------------
 Net operating revenues  . . . . . . . .      638.8       1,370.9      100.0%        100.0%
                                         ------------  ------------  ------------  ------------

 Operating expenses:
    Salaries and benefits  . . . . . . .     (273.0)       (544.7)      42.7%         39.7%
    Supplies . . . . . . . . . . . . . .      (78.5)       (186.0)      12.3%         13.6%
    Provision for doubtful accounts  . .      (20.7)        (69.7)       3.2%          5.1%
    Other operating expenses . . . . . .     (144.6)       (296.7)      22.7%         21.6%
    Depreciation . . . . . . . . . . . .      (33.1)        (61.3)       5.2%          4.5%
    Amortization . . . . . . . . . . . .       (4.1)        (21.2)       0.6%          1.5%
                                         ------------  ------------  ------------  ------------
 Operating income  . . . . . . . . . . . $     84.8    $    191.3       13.3%         14.0%
                                         ------------  ------------  ------------  ------------
                                         ------------  ------------  ------------  ------------



                                                       Six Months Ended November 30
                                         ------------------------------------------------------
                                             1994          1995         1994           1995
                                         ------------  ------------  ------------  ------------
                                            (dollars in millions)  (% of net operating revenues)
 Net operating revenues:
    Domestic general hospitals . . . . . $  1,042.4    $  2,440.0       80.0%         91.9%
    Other domestic operations (1). . . .      138.2         164.3       10.6%          6.2%
    International operations . . . . . .      104.4          50.5        8.1%          1.9%
    Other (2). . . . . . . . . . . . . .       16.6           -          1.3%            -
                                         ------------  ------------  ------------  ------------
 Net operating revenues  . . . . . . . .    1,301.6       2,654.8      100.0%        100.0%
                                         ------------  ------------  ------------  ------------

 Operating expenses:
    Salaries and benefits  . . . . . . .     (556.2)     (1,046.9)      42.7%         39.4%
    Supplies . . . . . . . . . . . . . .     (159.1)       (364.7)      12.2%         13.7%
    Provision for doubtful accounts  . .      (46.8)       (137.0)       3.6%          5.2%
    Other operating expenses . . . . . .     (294.7)       (578.3)      22.7%         21.8%
    Depreciation . . . . . . . . . . . .      (67.4)       (122.7)       5.2%          4.6%
    Amortization . . . . . . . . . . . .       (7.7)        (40.0)       0.6%          1.5%
                                         ------------  ------------  ------------  ------------
 Operating income  . . . . . . . . . . . $    169.7    $    365.2       13.0%         13.8%
                                         ------------  ------------  ------------  ------------
                                         ------------  ------------  ------------  ------------


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

(2) CONSISTS OF REVENUES FROM TOTAL RENAL CARE, INC., ACCOUNTED FOR AS A CONSOLIDATED SUBSIDIARY PRIOR TO THE AUGUST 1994 SALE OF APPROXIMATELY 75% OF THE COMPANY'S EQUITY INTEREST.

     Income before income taxes was $305.9 million for the quarter ended November 30, 1995, compared with $76.2 million for the prior year quarter. These results include pre-tax net gains on disposals of assets of $188.4 million (approximately $.54 per share net of taxes, on a fully diluted basis) in the quarter ended November 30, 1995. Income before income taxes was $534.8 million for the six months ended November 30, 1995, compared with $183.2 million for the prior year period. These results include pre-tax net gains on disposals of assets of $311.9 million (approximately $.82 per share net of taxes, on a fully diluted basis) in 1995 and $29.5 million (approximately $.09 per share net of taxes, on a fully diluted basis) in 1994.

     Net operating revenues for the quarter and six months ended November 30, 1995 were $1,370.9 million and $2,654.8 million, respectively, compared with $638.8 million and $1,301.6 million in the prior year periods. The current quarter and six-month periods include revenues attributable to facilities acquired in the March 1, 1995 acquisition of AMH.

     Operating income increased by $106.5 million from the prior year quarter and by $195.5 million for the six months ended November 30, 1995 from the prior year six-month period primarily due to the acquisition of AMH referred to above. The operating income margin for the current quarter increased to 14.0% from 13.3% a year ago and for the current six month period it increased to 13.8% from 13.0% a year ago. The increase in the operating margin is due primarily to effective cost control programs in the hospitals and the benefits of overhead reduction plans implemented during the first quarter of fiscal 1995 and following the AMH merger.

     The table below sets forth certain selected operating statistics for the Company's domestic general hospitals.

                                                       Three Months Ended                           Six Months Ended
                                                          November 30,                                November 30,
                                             ---------------------------------------    -----------------------------------------
                                                                           Increase                                     Increase
                                                  1994           1995     (Decrease)          1994          1995       (Decrease)
                                             ----------     ----------    ----------     ----------     ----------     ----------
Number of hospitals (at end of period)  .            33             75          42               33             75          42
Licensed beds (at end of period)  . . . .         6,622         16,827       154.1%           6,622         16,827       154.1%
Net inpatient revenues (in millions)  . .    $    366.8     $    839.4       128.8%      $    740.2     $  1,626.7       119.8%
Net outpatient revenues (in millions) . .    $    138.4     $    390.0       181.8%      $    282.5     $    755.3       167.4%
Admissions  . . . . . . . . . . . . . . .        48,663        120,363       147.3%          97,741        231,866       137.2%
Equivalent admissions . . . . . . . . . .        64,496        166,564       158.3%         129,662        323,251       149.3%
Average length of stay (days) . . . . . .           5.5            5.5         -                5.5            5.5          -



                                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Patient days  . . . . . . . . . . . . . .       266,541        661,141       148.0%         535,480      1,280,367       139.1%
Equivalent patient days . . . . . . . . .       350,812        894,989       155.1%         704,624      1,755,944       149.2%
Net inpatient revenues per patient day  .    $    1,376     $    1,270        (7.7)%     $    1,382     $    1,270        (8.1)%
Utilization of licensed beds  . . . . . .         44.2%          43.4%        (0.8)% *        43.7%          43.1%        (0.6)% *
Outpatient visits . . . . . . . . . . . .       369,211      1,387,899       275.9%         746,750      2,666,656       257.1%



*The % change is the difference between 1995 and 1994 percentages shown.

     Net operating revenues from the Company's domestic general hospital operations increased 145.1% to $1,264.8 million for the three months ended November 30, 1995, compared with $516.1 million for the prior year period. Net operating revenues for the six-month period ended November 30, 1995 and 1994 were $2,440.0 million and $1,042.4 million, respectively.

     Net operating revenues on a same facility basis increased 4.4% for the three months ended November 30, 1995, compared with the prior year quarter and increased 2.9% for the comparable six-month period. Same facility net inpatient revenue per patient day increased 3.8% for the three months ended November 30, 1995, compared with the prior year quarter and increased 2.1% for the comparable six-month period. Same facility admissions increased 3.2% for the three months ended November 30, 1995 compared with the prior year quarter and increased 2.2% for the comparable six-month period. The same facilities consists of 33 facilities owned and operated by the Company on June 1, 1994 and November 30, 1995 and 36 facilities owned by AMH on June 1, 1994 and now owned and operated by the Company. These increases have occurred in spite of continued pressures by payors to reduce admissions and lengths of stay and a continuing shift of less intensive services from an inpatient to an outpatient basis or to alternative healthcare delivery services because of technological improvements.

     Medicare revenues as a percentage of total patient revenues were 38.4% for the three months and six months ended November 30, 1995, compared with 37.3% and 36.2% for the prior year periods, respectively. Historically, rates paid under Medicare's prospective payment system for inpatient services have increased, but such increases have been less than cost increases. Payments for Medicare outpatient services are presently cost reimbursed, but there are pending certain proposed regulations that would convert Medicare reimbursement for outpatient services to a prospective payment system. Medicaid programs in certain states in which the Company operates also are undergoing changes that will result in reduced payments to hospitals. The Company has implemented hospital cost control programs and overhead reductions and is forming integrated health delivery systems to address the reduced payments. Pressures to control healthcare costs have resulted in an increase in the percentage of revenues attributable to managed care payors. The Company anticipates that its managed care business will increase in the future.

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

     Net operating revenues from the Company's other domestic operations increased 29.0% to $89.5 million for the three months ended November 30, 1995 compared to $69.4 million for the prior year period, representing an increase of $20.1 million. Net operating revenues for the six month period increased 18.9% to $164.3 million compared with the prior year six-month period. This increase primarily reflects continued growth of National Health Plans, the Company's HMO and insurance subsidiary and growth of joint ventures and physician practices.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Net operating revenues from the Company's international operations decreased 68.9% to $16.6 million for the three months ended November 30, 1995, compared to $53.3 million for the prior year period, representing a decrease of $36.7 million. This decrease is attributable principally to the sales of the Company's hospitals and related healthcare businesses in Singapore and Australia. The Company expects to conclude the previously announced sale of its 40% interest in the Bumrungrad Medical Center in Thailand before the end of the third quarter of fiscal 1996. Net operating revenues and operating profits of the sold international facilities for the period from June 1, 1995 through the dates of sale (all of which occurred prior to Novemer 30, 1995) were $50.5 million and $6.7 million, respectively. Net operating revenues and operating profits for the prior year six month period were $99.9 million and $20.2 million, respectively.

     Operating expenses, which include salaries and benefits, supplies, provision for doubtful accounts, depreciation and amortization, and other operating expenses, were $1,179.6 million for the quarter ended November 30, 1995 and $554.0 million for the prior year quarter. Operating expenses for the current year periods include operating expenses from the facilities acquired in the March 1, 1995 AMH merger. Operating expenses for the current and prior year six month periods were $2,289.6 million and $1,131.9 million, respectively.

     Salaries and benefits expense as a percentage of net operating revenues was 39.7% in the quarter ended November 30, 1995 and 42.7% in the prior year quarter. Salaries and benefits expense as a percentage of net operating revenues for the current and prior year six month periods were 39.4% and 42.7%, respectively. The improvement is primarily attributable to a reduction in staffing levels implemented during the first quarter of fiscal 1995 and following the AMH merger.

     Supplies expense as a percentage of net operating revenues was 13.6% in the quarter ended November 30, 1995, and 12.3% in the prior year quarter. Supplies expense as a percentage of net operating revenues for the current and prior year six month periods were 13.7% and 12.2%, respectively. The increase over the prior year periods is primarily attributable to higher supplies expense in the facilities acquired in the AMH merger. The Company expects to reduce supplies expense through the incorporation of the acquired facilities into the Company's existing group purchasing program.

     The provision for doubtful accounts as a percentage of net operating revenues was 5.1% for the quarter ended November 30, 1995, and 3.2% in the prior year quarter. The provision for doubtful accounts as a percentage of net operating revenues for the current and prior year six month periods were 5.2% and 3.6%, respectively. The increase over the prior year periods is primarily attributable to higher bad debt experience at the facilities acquired in the AMH merger. The Company has been establishing improved follow-up collection systems through investment in its electronic claims processing network and through the continued consolidation of hospital business office functions.

     Other operating expenses as a percentage of net operating revenues improved from 22.7% for the quarter ended November 30, 1994 to 21.6% in the quarter ended November 30, 1995. The comparison is similar for the six-month periods. This improvement reflects the effects of the cost control programs and

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



overhead reduction plans mentioned earlier.

     Depreciation and amortization expense as a percentage of net operating revenues were 6.0% in the quarter ended November 30, 1995, and 5.8% in the prior year quarter. Depreciation and amortization expense as a percentage of net operating revenues for the current and prior year six month periods were 6.1% and 5.8%, respectively. The increase from $75.1 million in the six months ended November 30, 1994 to $162.7 million for the six months ended November 30, 1995 is due primarily to depreciation expense at the facilities acquired in the AMH merger and to the increase in goodwill amortization resulting from the AMH merger and current year hospital acquisitions. Goodwill amortization associated with the AMH merger will be approximately $62.5 million annually.

     Interest expense, net of capitalized interest, was $81.3 million in the quarter ended November 30, 1995, and $17.3 million in the prior year quarter. Interest expense, net of capitalized interest for the current and prior year six-month periods was $158.4 million and $35.0 million, respectively. The increase in interest expense was due primarily to the acquisition of AMH; the senior notes and bank loans used to finance the acquisition and to retire debt in connection with the merger.

     Taxes on income as a percentage of income before income taxes was 43.7% in the six months ended November 30, 1995 compared with 39.8% in the prior year period. The difference between the Company's effective income tax rate and the statutory federal income tax rate is shown below:

                                                                        November 30,
                                                   ------------------------------------------------------
(in millions of dollars and
as a percent of pretax income)                               1994                         1995
                                                   ------------------------      ------------------------
                                                     Amount        Percent         Amount        Percent
                                                   ----------    ----------      ----------     ---------
Tax provision at statutory federal rate. . . . . .  $   64.1        35.0%         $  187.2        35.0%
State income taxes, net of federal income tax
         benefit . . . . . . . . . . . . . . . . .  $    8.4         4.6%         $   19.7         3.7%
Goodwill amortization. . . . . . . . . . . . . . .       -           -            $   10.9         2.0%
Gain on sale of foreign subsidiary's assets. . . .       -           -            $   16.3         3.1%
Other. . . . . . . . . . . . . . . . . . . . . . .  $    0.5         0.2%         $   (0.4)       (0.1)%
                                                   ----------    ---------       ----------     ---------
Taxes on income and effective tax rates. . . . . .  $   73.0        39.8%         $  233.7        43.7%



     Amortization of the goodwill resulting from the AMH merger is a noncash charge, but provides no income tax benefits.

BUSINESS OUTLOOK

     Since the end of the Company's last fiscal year, Congress passed, and the President vetoed, legislation which, if implemented, would have had an adverse impact on the Company's current Medicare

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

payment rates. The President subsequently proposed alternative Medicare legislation which also would adversely affect the Company if it becomes law. The Company is unable to predict whether any presently proposed healthcare legislation will be passed in the future, but it continues to monitor such matters and analyzes their potential impacts in order to formulate its future business strategies.

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     MATERIAL DEVELOPMENTS IN PREVIOUSLY REPORTED LEGAL PROCEEDINGS:

     With respect to the shareholders derivative actions filed in the Los Angeles Superior Court in October and November of 1991 and previously reported in the Company's Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended May 31, 1995, a stipulation of settlement was executed by the parties as of September 8, 1995. The Court issued an order approving the settlement in January 1996.

     The Company has continued to receive additional lawsuits relating to its former psychiatric operations of the type referred to in the fifth paragraph under Item 3 Legal Proceedings in its Annual Report on Form 10-K for its fiscal year ended May 31, 1995, and expects that additional lawsuits with similar allegations will be filed from time to time.

     Although, based upon information currently available to it, management believes that the amount of damages in excess of the reserves for unusual litigation costs recorded as of November 30, 1995 that may be awarded in any of the unresolved legal proceedings cannot reasonably be estimated, management does not believe it is likely that any damages awarded in such legal proceedings will have a material adverse effect on the Company's results of operations, liquidity or capital resources.

Items 2, 3 and 5 are not applicable.

Item 4.   Submissions of Matters to a Vote of Security Holders

     The Company's annual meeting of shareholders was held on September 27, 1995. The shareholders elected all of the Company's nominees for director, approved the 1995 Stock Incentive Plan, approved the 1995 Employee Stock Purchase Plan and ratified the selection of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ended May 31, 1996. The votes were as follows:

          1.   Election of Directors       For              Withheld
                                           ---              --------

               Maurice J. DeWald        175,109,437         1,802,588
               Edward Egbert, M.D.      175,076,847         1,835,178
               Raymond A. Hay           175,084,594         1,827,431
               Thomas J. Pritzker       172,043,408         4,868,577

          2.   Approval of the 1995 Stock Incentive Plan:

               For:                               97,500,879
               Against:                           64,151,923
               Abstaining:                           859,136
               Broker Non-Votes:                  14,400,087

          3.   Approval of the 1995 Employee Stock Purchase Plan:

               For:                              152,802,648
               Against:                            8,932,992
               Abstaining:                           775,436
               Broker Non-Votes:                  14,400,949

           4.  Ratification of selection of KPMG Peat Marwick LLP:

               For:                              174,923,821
               Against:                            1,702,487
               Abstaining:                           285,614

           On October 27, 1995, pursuant to a solicitation by the Company for written consents from the holders (the "Holders") of its $300,000,000 principal amount of 9 5/8% Senior Notes due 2002 (the "9 5/8% Notes"), its $900,000,000 principal amount of 10 1/8% Senior Subordinated Notes due 2005 (the "10 1/8% Notes") and its $500,000,000 principal amount of 8 5/8% Senior Notes due 2003
           (the " 8 5/8% Notes," and together with the 9 5/8% Notes and the
           10 1/8% Notes, the "Existing Notes"), a majority of the Holders of each of the issues of Existing Notes approved an amendment to the restricted payment covenant in the Indentures governing each of the Existing Notes. The effect of the amendment was to permit the Company to offer its 6% Exchangeable Subordinated Notes due 2005, which are exchangeable for shares of the common stock of Vencor, Inc. held by the Company, on a subordinated basis, and to permit the Company to offer in the future additional subordinated notes exchangeable into other equity securities the Company owned as of October 11, 1995.
           The votes, based on the principal amounts of notes outstanding, were as follows:

           1.  9 5/8% Notes:

               Consents:                                    $241,537,000
               Did Not Consent:                             $0

           2.  10 1/8% Notes:

               Consents:                                    $833,936,000
               Did Not Consent:                             $0

           3.  8 5/8% Notes:

               Consents:                                    $385,715,000
               Did Not Consent:                             $0

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          (4) Instruments Defining the Rights of Security Holders, Including Indentures

               (a) Indenture between the Company and The Bank of New York, as Trustee, relating to 6% Exchangeable Subordinated Notes due 2005.

               (b) Escrow Agreement, dated as of January 10, 1996, among Tenet Healthcare Corporation, NME Properties, Inc., NME Property Holding Co., Inc. and The Bank of New York, as Escrow Agent.

          (10) Material Contracts

               (a) Amendment No. 2 to Credit Agreement, dated as of December 20, 1995, among Tenet Healthcare Corporation, the Lenders party thereto, Morgan Guaranty Trust Company of New York, Bank of America National Trust and Savings Association, The Bank of New York and Bankers Trust Company, as Arranging Agents, and Morgan Guaranty Trust Company of New York, as Administrative Agent.

               (b)  Reports on Form 8-K

                    (1) During the fiscal quarter ended November 30, 1995, the Company filed with the Securities and Exchange Commission on October 3, 1995, a Current Report on Form 8-K, dated September 29, 1995, for Item 5, Other Events. The Form 8-K was filed to report the release of a press release reporting the Company's earnings for the fiscal quarter ended August 31, 1995, and the release of a Financial Update for the fiscal quarter ended August 31, 1995.

          (11) (Page 23) Statement Re: Computation of Per Share Earnings for the three months and six months ended November 30, 1994 and 1995.

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



                              TENET HEALTHCARE CORPORATION
                                       (Registrant)




Date:  January 15, 1996          /s/ RAYMOND L. MATHIASEN
                             --------------------------------
                                   Raymond L. Mathiasen
                                  Senior Vice President,
                                  Chief Financial Officer