Form 10-Q
period 1996-02-29
TENET HEALTHCARE CORP
filed 1996-04-15
CIK 70318

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

                         FOR THE QUARTERLY PERIOD ENDED
                                FEBRUARY 29, 1996

                                       OR

          / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ....... TO ....... .
                          COMMISSION FILE NUMBER I-7293

- --------------------------------------------------------------------------------
                          TENET HEALTHCARE CORPORATION
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

                         -------------------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:    YES  X     NO
                                         -----     -----
     AS OF MARCH 31, 1996 THERE WERE 215,407,807 SHARES OF $0.075 PAR VALUE COMMON STOCK OUTSTANDING.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          TENET HEALTHCARE CORPORATION

                                      INDEX


                                                                          Page
                                                                        --------
                         PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets - May 31, 1995
            and February 29, 1996. . . . . . . . . . . . . . . . . . . .    2


          Condensed Consolidated Statements of Income -
            Three Months and Nine Months Ended February 28, 1995
            and February 29, 1996. . . . . . . . . . . . . . . . . . . .    4


          Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended February 28, 1995 and
            February 29, 1996. . . . . . . . . . . . . . . . . . . . . .    5


          Notes to Condensed Consolidated Financial Statements . . . . .    6


Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . .   11



                           PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .   19


Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .   20


          Signature. . . . . . . . . . . . . . . . . . . . . . . . . . .   21


- -----------
Note: Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                          TENET HEALTHCARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           MAY 31,     FEBRUARY 29,
                                                                            1995           1996
                                                                          ---------    ------------
                                                                               (IN MILLIONS)
                             ASSETS

Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .  $   155.0     $   114.2
   Short-term investments, at cost which approximates market . . . . . .      138.5         129.5
   Accounts and notes receivable, less allowance for doubtful accounts
      ($184.0 at May 31 and $154.1 at February 29) . . . . . . . . . . .      564.5         804.6
   Inventories of supplies, at cost. . . . . . . . . . . . . . . . . . .      116.4         126.9
   Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . .      410.3         260.1
   Assets held for sale. . . . . . . . . . . . . . . . . . . . . . . . .      184.1          22.7
   Prepaid expenses and other current assets . . . . . . . . . . . . . .       54.8          58.7
                                                                          ---------     ---------
         Total current assets. . . . . . . . . . . . . . . . . . . . . .    1,623.6       1,516.7
                                                                          ---------     ---------

Investments and other assets . . . . . . . . . . . . . . . . . . . . . .      362.8         568.2


Property, plant and equipment, at cost . . . . . . . . . . . . . . . . .    4,142.9       4,547.8
   Less accumulated depreciation and amortization. . . . . . . . . . . .      824.4         957.8
                                                                          ---------     ---------
   Net property, plant and equipment . . . . . . . . . . . . . . . . . .    3,318.5       3,590.0
                                                                          ---------     ---------
Intangible assets, at cost less accumulated amortization
   ($58.4 at May 31 and $118.7 at February 29) . . . . . . . . . . . . .    2,613.5       2,647.9
                                                                          ---------     ---------
 . . . . . . . . .                                                        $ 7,918.4     $ 8,322.8
                                                                          ---------     ---------
                                                                          ---------     ---------


    See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations.

                          TENET HEALTHCARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           MAY 31,     FEBRUARY 29,
                                                                            1995           1996
                                                                          ---------    ------------
                                                                               (IN MILLIONS)
               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt . . . . . . . . . . . . . . . . . .  $   252.3     $    90.3
   Short-term borrowings and notes . . . . . . . . . . . . . . . . . . .       34.9           1.8
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .      358.8         287.1
   Employee compensation and benefits. . . . . . . . . . . . . . . . . .      162.5         155.3
   Other current liabilities . . . . . . . . . . . . . . . . . . . . . .      548.0         492.8
                                                                          ---------     ---------
         Total current liabilities . . . . . . . . . . . . . . . . . . .    1,356.5       1,027.3
                                                                          ---------     ---------

Long-term debt, net of current portion . . . . . . . . . . . . . . . . .    3,273.4       3,270.0
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .      300.9         394.5
Other long-term liabilities and minority interests . . . . . . . . . . .    1,001.5         975.2

Shareholders' equity:
   Common stock, $0.075 par value; authorized 450,000,000
      shares; 218,713,406 shares issued at May 31, 1995 and at
      February 29, 1996. . . . . . . . . . . . . . . . . . . . . . . . .       16.4          16.4
   Other shareholders' equity. . . . . . . . . . . . . . . . . . . . . .    2,241.3       2,697.9
   Less common stock in treasury, at cost, 18,775,274 shares at
      May 31, 1995 and 4,045,571 at February 29, 1996. . . . . . . . . .     (271.6)        (58.5)
                                                                          ---------     ---------
         Total shareholders' equity. . . . . . . . . . . . . . . . . . .    1,986.1       2,655.8
                                                                          ---------     ---------
                                                                          $ 7,918.4     $ 8,322.8
                                                                          ---------     ---------
                                                                          ---------     ---------


    See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations.

                          TENET HEALTHCARE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

   THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 1995 AND FEBRUARY 29, 1996

                                                         THREE MONTHS         NINE MONTHS
                                                      ------------------  ------------------
                                                        1995      1996      1995      1996
                                                      --------  --------  --------  --------
                                                  (IN MILLIONS, EXCEPT PER SHARE AND SHARE AMOUNTS)
Net operating revenues . . . . . . . . . . . . . .    $  660.5  $1,431.9  $1,962.1  $4,086.7
                                                      --------  --------  --------  --------
Operating expenses:
   Salaries and benefits . . . . . . . . . . . . .       275.3     569.8     831.5   1,616.7
   Supplies. . . . . . . . . . . . . . . . . . . .        84.0     200.0     243.1     564.7
   Provision for doubtful accounts . . . . . . . .        22.1      71.9      68.9     208.9
   Other operating expenses. . . . . . . . . . . .       152.8     310.6     447.5     888.9
   Depreciation. . . . . . . . . . . . . . . . . .        34.0      58.4     101.4     181.1
   Amortization. . . . . . . . . . . . . . . . . .         3.6      19.4      11.3      59.4
                                                      --------  --------  --------  --------
Operating income . . . . . . . . . . . . . . . . .        88.7     201.8     258.4     567.0
                                                      --------  --------  --------  --------
Interest expense, net of capitalized portion . . .       (17.9)    (79.5)    (52.9)   (237.9)
Investment earnings. . . . . . . . . . . . . . . .         5.2       5.3      15.6      18.0
Equity in earnings of unconsolidated affiliates. .         6.1       2.9      18.5      16.9
Minority interests . . . . . . . . . . . . . . . .        (1.2)     (4.2)     (5.0)    (14.8)
Net gain (loss) on disposals of facilities and
   long-term investments . . . . . . . . . . . . .         -         -        (2.5)    294.6
Gain on affiliate's sale of common stock . . . . .         -         -        32.0      17.3
                                                      --------  --------  --------  --------
Income before income taxes . . . . . . . . . . . .        80.9     126.3     264.1     661.1
Taxes on income. . . . . . . . . . . . . . . . . .       (32.0)    (55.6)   (105.0)   (289.3)
                                                      --------  --------  --------  --------
Net income . . . . . . . . . . . . . . . . . . . .    $   48.9  $   70.7  $  159.1  $  371.8
                                                      --------  --------  --------  --------
                                                      --------  --------  --------  --------

Earnings per share:
   Primary . . . . . . . . . . . . . . . . . . . .     $   0.29  $   0.33  $   0.95  $   1.80
   Fully diluted . . . . . . . . . . . . . . . . .     $   0.28  $   0.33  $   0.91  $   1.74

Weighted average shares and share equivalents
   outstanding - primary (in thousands). . . . . .      167,902   213,268   168,226   206,322

Weighted average shares, share equivalents and
   other dilutive securities outstanding - fully
   diluted (in thousands). . . . . . . . . . . . .       182,070   218,003   181,703   215,502


    See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations.

                          TENET HEALTHCARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

            NINE MONTHS ENDED FEBRUARY 28, 1995 AND FEBRUARY 29, 1996

                                                                            1995           1996
                                                                          ---------     ---------
                                                                               (IN MILLIONS)
Net cash provided by (used in) operating activities, including net expenditures for discontinued operations and restructuring
   charges of $421.2 in 1995 and $88.1 in 1996 . . . . . . . . . . . .    $  (240.6)    $    79.3
                                                                          ---------     ---------

Cash flows from investing activities:
   Purchases of property, plant and equipment. . . . . . . . . . . . .       (100.5)       (235.3)
   Purchases of new businesses, net of cash acquired . . . . . . . . .        (16.1)       (369.9)
   Proceeds from sales of facilities and other assets. . . . . . . . .        159.1         424.0
   Purchase of AMH zero coupon bonds . . . . . . . . . . . . . . . . .        (31.3)          -
   Other items . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (8.8)          7.8
                                                                          ---------     ---------
      Net cash provided by (used in) investing activities. . . . . . .          2.4        (173.4)
                                                                          ---------     ---------

Cash flows from financing activities:
   Proceeds from sale of 8 5/8% Senior Notes . . . . . . . . . . . . .          -           487.4
   Proceeds from sale of 6% Exchangeable Subordinated Notes. . . . . .          -           310.7
   Proceeds from other borrowings. . . . . . . . . . . . . . . . . . .        137.3         790.3
   Payments of borrowings. . . . . . . . . . . . . . . . . . . . . . .        (73.9)     (1,744.2)
   Proceeds from exercises of stock options. . . . . . . . . . . . . .          5.4          25.2
   Proceeds from exercises of performance investment options . . . . .          -           179.1
   Other items . . . . . . . . . . . . . . . . . . . . . . . . . . . .          0.7           4.8
                                                                          ---------     ---------
      Net cash provided by financing activities. . . . . . . . . . . .         69.5          53.3
                                                                          ---------     ---------

Net decrease in cash and cash equivalents. . . . . . . . . . . . . . .       (168.7)        (40.8)
Cash and cash equivalents at beginning of year . . . . . . . . . . . .        313.2         155.0
                                                                          ---------     ---------
Cash and cash equivalents at end of period . . . . . . . . . . . . . .    $   144.5     $   114.2
                                                                          ---------     ---------
                                                                          ---------     ---------

Supplemental disclosures:
   Interest paid, net of amounts capitalized . . . . . . . . . . . . .    $    55.7     $   183.7
   Income taxes paid, net of refunds received. . . . . . . . . . . . .         38.9          26.1



   Major effects of acquiring new businesses:
      Assets acquired, primarily property, plant and equipment . . . .    $    59.1     $   331.5
      Liabilities assumed. . . . . . . . . . . . . . . . . . . . . . .         34.9          31.6

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

     The following supplemental pro forma information for the three months and nine months ended February 28, 1995 is unaudited and assumes that the merger occurred as of the beginning of the period. The amounts reflect pro forma adjustments for interest on new and refinanced debt, depreciation on revalued property, plant and equipment, and the amortization of goodwill.

                                                THREE MONTHS     NINE MONTHS
                                                ------------     -----------
                                         (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
          Net operating revenues                $   1,328.4      $   3,900.4
          Net income                            $      60.9      $     184.2
          Fully diluted earnings per share      $       0.29     $       0.88

     The pro forma information shown above does not purport to present the results of operations of the Company had the transactions and events assumed therein occurred on the dates specified, nor are they necessarily indicative of the results of operations that may be achieved in the future. In addition, such information does not reflect certain cost savings that have been realized following the merger.

                          TENET HEALTHCARE CORPORATION

3. On March 22, 1996, Bank of America National Trust and Savings Association, The Bank of New York, Morgan Guaranty Trust Company of New York and other lenders entered into a new, five-year $1.55 billion unsecured revolving credit agreement with the Company. The agreement is dated March 1, 1996 and replaces the Company's $2.3 billion secured bank term loan and revolving credit agreement dated February 28, 1995. Loans outstanding under the old agreement as of March 22, 1996 amounted to $1.07 billion. The current portion of long-term debt decreased to $90.3 million at February 29, 1996, due to the reclassification of $155.5 million of short-term obligations which were refinanced with the new agreement. Unamortized costs of issuance written off in connection with the refinancing were $35.7 million. The write-off will be reported as an extraordinary charge from early extinguishment of debt in the quarter ended May 31, 1996 in the amount of $22.1 million, which is net of tax benefits of $13.6 million.

     Borrowings under the new agreement are unsecured and will mature on March 1, 2001. The Company generally may repay or prepay loans made under the agreement and may reborrow at any time prior to such maturity date. The Company's unused borrowing capacity under the new agreement was $480.0 million as of April 10, 1996.

     Loans under the new credit agreement generally bear interest at a base rate equal to the prime rate announced by Morgan Guaranty Trust Company of New York or, if higher, the federal funds rate plus 0.50%, plus an interest margin ranging from zero to 25 basis points, or, at the option of the Company, an adjusted London interbank offered rate ("LIBOR") for 1-, 2-, 3-, or 6-month periods plus an interest margin of from 30 to 87.5 basis points. The Company has agreed to pay the lenders under the new credit agreement a facility fee on the total loan commitment at rates ranging from 15 to 37.5 basis points. The interest margins and facility fee rates will be based on the ratios of the Company's consolidated net earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest expense and the ratio of the Company's consolidated total debt to EBITDA. Presently the base rate margin is zero, the LIBOR margin is 59.375 basis points and the facility fee rate is 28.125 basis points.

     The new credit agreement has, among other requirements, limitations on other borrowings, liens, investments, the sale of all or substantially all assets and prepayment of subordinated debt, a prohibition against the Company declaring or paying a dividend or purchasing its stock unless its senior long-term unsecured debt securities are rated BBB or higher by Standard and Poors' Ratings Services and Baa3 or higher by Moody's Investors Service, Inc., and covenants regarding maintenance of net worth, debt ratios and fixed charge coverages.

4. The Company's net operating revenues consist primarily of net patient service revenues, which are based on established billing rates less applicable allowances and discounts. These allowances and discounts, primarily for patients covered by Medicare, Medicaid and other contractual programs, amounted to $692.0 million and $1,654.7 million for the three-month periods ended February 28, 1995 and February 29, 1996, and $2,019.9 million and $4,505.4 million for the nine-month periods, respectively.

                          TENET HEALTHCARE CORPORATION

5. During the three-month and nine-month periods ended February 29, 1996, actual costs incurred and charged against the Company's reserves for discontinued operations were approximately $25.2 million and $80.3 million, respectively. Costs incurred and charged against the restructuring reserves established during the last three years were approximately $8.5 million for the three months ended February 29, 1996 and $26.9 million for the nine months then ended. These reserves are included in other current liabilities or other long-term liabilities in the Company's balance sheets at May 31, 1995 and February 29, 1996.

6. On September 28, 1995, Vencor, Inc. ("Vencor") acquired all of the outstanding common stock of The Hillhaven Corporation ("Hillhaven") pursuant to a transaction approved by the shareholders of each of Vencor and Hillhaven. As a result of the transaction, the 8,878,147 shares of Hillhaven common stock that had been owned by the Company were exchanged for 8,301,067 shares of Vencor common stock (at an exchange ratio of 0.935 Vencor shares for each Hillhaven share). In addition, the Company received approximately $91.8 million for its Hillhaven Series C and Series D preferred stock. The exchange resulted in a pre-tax gain, net of costs and expenses, of approximately $171.1 million. The proceeds from the redemption of the Hillhaven preferred stock were applied to repay secured bank loans under the Company's February 28, 1995 credit agreement.

     The Company's investment in Hillhaven previously had been accounted for under the equity method. Following the exchange, the Company owned approximately 11.8% of Vencor's common stock and began to account for its investment in Vencor common stock in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company classified such securities as "available for sale" whereby their carrying value will be adjusted to market value at the end of each accounting period through a credit or charge to shareholders' equity. At February 29, 1996 the fair market value of the investment was approximately $310.3 million.

7. In October 1995, the Company sold $500 million of new Senior Notes due December 2003. The notes have a coupon of 8 5/8% and were priced at 99.666% of par to yield 8.68%. In January 1996, the Company issued $320 million of 6% Exchangeable Subordinated Notes due 2005 that will be exchangeable at the option of the holder for shares of common stock of Vencor at any time on or after November 6, 1997 at an exchange rate of
     25.9403 shares per $1,000 principal amount of the notes, subject to the Company's right to pay an amount in cash equal to the market price of the shares of Vencor common stock in lieu of delivery of such shares. The notes will be redeemable at the option of the Company at any time on or after January 15, 1999 at the redemption prices set forth in the indenture, plus accrued and unpaid interest. The net proceeds from the notes were applied to repay secured bank loans under the Company's February 28, 1995 credit agreement.

     If the fair market value of the Company's investment in Vencor ever exceeds the carrying value of the notes, the Company will adjust the carrying value of the notes to the fair market value of the investment. Management does not believe that adjustments, if any, to the carrying value of the notes would have a material effect on the consolidated financial condition of the Company.

                          TENET HEALTHCARE CORPORATION

8. In October 1995, the Company sold its interest in Australian Medical Enterprises, Limited ("AME") for a net cash consideration of approximately $68.3 million, and the Company sold its interest in the Subang Jaya Medical Centre in Malaysia for net cash consideration of approximately $12.0 million. In February 1996, the Company also sold its 40% interest in the Bumrungrad Medical Center in Thailand for net cash consideration of approximately $20.6 million.The net proceeds from these sales were used to repay secured bank loans under the Company's February 28, 1995 credit agreement.

9. In August 1995, the Company acquired the Mercy Baptist Medical Center, a not-for-profit system of two general hospitals with an aggregate of 759 licensed beds located in New Orleans, Louisiana and a related physician practice. In September 1995, the Company acquired the Providence Memorial Hospital, a not-for-profit general hospital located in El Paso, Texas. Providence is licensed for 471 general hospital beds (34 of which may be used as skilled nursing beds) and is licensed for 30 additional rehabilitation and sub-acute care beds. In October 1995, the Company entered into a long-term lease of the 49-bed Medical Center of Manchester in central Tennessee. In November 1995, the Company acquired the 104-bed not-for-profit Methodist Hospital of Jonesboro, a general hospital located in Jonesboro, Arkansas. These acquisitions were financed by borrowings under the Company's February 28, 1995 bank credit agreement.

10. On October 30, 1995, Total Renal Care Holdings, Inc. ("TRC"), an operator of outpatient renal dialysis centers in which the Company owned an approximate 23% interest at May 31, 1995, completed a public offering of 6,000,000 shares of its common stock. This transaction resulted in a reduction of the Company's ownership interest in TRC to approximately 13.6% and a gain to the Company of approximately $17.3 million.

     Because the Company now owns less than 20% of the common shares and does not exercise significant influence over TRC, the Company no longer accounts for its investment in TRC by the equity method, but accounts for it in accordance with SFAS No. 115.

11. SFAS No. 121, titled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for fiscal years beginning after December 15, 1995, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In addition, this statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company intends to adopt this statement in fiscal 1997 and the adoption of SFAS No. 121 is not expected to have a material impact on the consolidated financial condition of the Company.

12. There have been no material changes to the description of Professional and General Liability Insurance set forth in Note 8A of the Notes to Consolidated Financial Statements of the Company for its fiscal year ended May 31, 1995. Except as described below, there have been no material changes to the description of Significant Legal Proceedings - Psychiatric Business set forth in Note 8B of the Notes to Consolidated Financial Statements of the Company for its fiscal year ended May 31, 1995 ("Note

                          TENET HEALTHCARE CORPORATION

     8B"). The settlement of the shareholder derivative action, referred to in
     Note 8B, received final approval in January 1996. The Company received final approval from the court to settle one of the federal securities class action lawsuits referred to in Note 8B, In re National Medical Enterprises,
     Inc. Securities Litigation I.   Both settlements have been paid.  The
     Company has continued to receive additional lawsuits of the type referred to under Psychiatric Malpractice Cases in Note 8B, and expects that additional lawsuits with similar allegations will be filed from time to time. There have been no material changes to the description of the litigation relating to the AMH Merger set forth in Note 8C of the Notes to Consolidated Financial Statements of the Company for its fiscal year ended May 31, 1995. Although, based upon information currently available to it, management believes that the amount of damages in excess of the reserves for unusual litigation costs that may be awarded in any of the unresolved legal proceedings cannot reasonably be estimated, management does not believe it is likely that any damages awarded in such legal proceedings will have a material adverse effect on the Company's results of operations, liquidity or capital resources.

13. All of the Company's Convertible Floating Rate Debentures due in April 1996 have been redeemed or converted into shares of the Company's common stock through the exercise of performance investment plan options by employees and former employees of the Company. The proceeds from the conversions were used to repay bank loans under the Company's credit agreements. As a result of these conversions, there are no longer any other potentially dilutive securities except for employee stock options, which are common stock equivalents for purposes of earnings per share calculations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity for the nine months ended February 29, 1996 has been derived principally from the cash proceeds from operating activities, disposals of assets and investments, realization of tax benefits associated with losses from its discontinued psychiatric business, proceeds from the exercises of performance investment options and borrowings under its February 28, 1995 secured bank credit agreement. On March 22, 1996, the Company entered into a new, five-year $1.55 billion unsecured revolving credit agreement. The agreement is dated March 1, 1996 and replaces the Company's $2.3 billion secured bank term loan and revolving credit agreement dated February 28, 1995. The new credit agreement eliminates previously required quarterly payments, provides lower interest margins and generally has less restrictive covenants than the former agreement. (See Note 3.)

     During the nine months ended February 29, 1996, net cash provided by operating activities was $167.4 million before expenditures of $88.1 million related to restructuring reserves and discontinued operations. Cash flows from operating activities in the nine months ended February 29, 1996 were adversely affected by an increase in net accounts receivable of approximately $71.2 million related to hospitals acquired in the current fiscal year, primarily as a result of an increase in Medicare receivables due to changes in fiscal intermediaries at these hospitals. For the prior year's nine-month period cash provided by operating activities was $180.6 million before expenditures of $421.2 million for restructuring charges and discontinued operations. Management believes that cash flows from operations in the future will continue to be positive.

     The Company's cash and cash equivalents at February 29, 1996 were $114.2 million, a decrease of $40.8 million over May 31, 1995. Working capital at February 29, 1996 was $489.4 million, compared to $267.1 million at May 31, 1995. The increase in working capital is primarily attributable to a decrease in the current portion of long-term debt. At February 29, 1996 the current portion of long-term debt decreased to $90.3 million due to the reclassification of $155.5 million of short-term obligations which were refinanced with the March 1, 1996 credit agreement.

     Management believes that this liquidity, along with the availability of credit under the Company's new bank credit agreement, will be adequate to finance planned capital expenditures, acquisitions and other known operating needs over the short-term (1 to 18 months) and the long-term (18 months to 3 years), including resolution of the unusual legal proceedings referred to herein as well as all its debt service requirements. The only significant remaining obligations related to discontinued operations are the unresolved legal proceedings discussed in the Company's Annual Report to Shareholders on Form 10-K and Form 10-K/A for the fiscal year ended May 31, 1995, in the Company's Quarterly Report on Form 10-Q for the quarterly periods ended August 31, 1995 and November 30, 1995, and herein. The Company has reserves for the remaining legal proceedings not yet settled as of February 29, 1996 and an estimate of the legal fees related to these matters to be incurred in the future totaling approximately $24.4 million, of which $20.3 million is expected to be paid within one year. These reserves represent management's estimate of the net costs of the ultimate disposition of these matters. There can be no assurance, however, that the ultimate liability will not exceed such estimates. (See
Note 12.)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     The Company's strategy includes the pursuit of growth through the development of integrated healthcare systems in certain strategic markets, including joint ventures, hospital acquisitions and physician practice acquisitions. All or portions of this growth may be financed through available credit under the Company's new revolving credit agreement or, depending on capital market conditions, the sale of additional debt or equity securities or other bank borrowings. The Company's unused borrowing capacity under its new revolving credit agreement was $480.0 million as of April 10, 1996. On
October 11, 1995, the Company sold $500 million of Senior Notes due 2003 and on January 5, 1996, the Company sold $320 million of Exchangeable Subordinated Notes due 2005. The net proceeds of both offerings were used to repay secured loans under the Company's February 28, 1995 bank credit agreement.

     Proceeds from the sales of facilities and other assets were $424.0 million in the nine months ended February 29, 1996, substantially all of which was derived from the sales of: 1) two hospitals and related healthcare businesses in Singapore; 2) the sale of the Company's interests in the Subang Jaya Medical Centre in Malaysia, Australian Medical Enterprises, Limited, and the Bumrungrad Medical Center in Thailand; and the redemption of the Hillhaven Series C and Series D preferred stock. The Company used the net proceeds from these transactions to repay secured bank loans under its February 28, 1995 credit agreement. In addition, the Company is continuing to evaluate opportunities to monetize certain other investments and non-core assets.

     During fiscal 1996 the Company has spent $369.9 million for purchase of new businesses, net of cash acquired. In August 1995, the Company acquired two hospitals and a related physician practice in New Orleans, Louisiana and in September 1995, acquired a hospital in El Paso, Texas. In November 1995, the Company acquired a 104-bed not-for-profit general hospital in Jonesboro, Arkansas. The Company also acquired or formed various management service organizations and physician practices during the nine month period. The above acquisitions were financed by borrowings under the Company's February 28, 1995 bank credit agreement.

     Cash payments for property and equipment were $235.3 million in the nine months ended February 29, 1996, compared to $100.5 million in the nine months ended February 28, 1995. Capital expenditures for the Company, before any significant acquisitions of facilities, are expected to be approximately $300.0 million for the current fiscal year ending May 31, 1996 and approximately $300.0 million to $400.0 million for each of the following two years. Such capital expenditures relate to the development of healthcare services networks in selected geographic areas and hospital facility construction projects. These expenditures will be funded by cash flows from operations and available borrowings under the Company's new bank credit agreement.

     Gross proceeds from borrowings amounted to $1.6 billion during the nine months ended February 29, 1996, including $487.4 million of net proceeds from the sale of the 8-5/8% Senior Notes due 2003, $310.7 million from the sale of the 6% Exchangeable Subordinated Notes due 2005 and borrowings of $763.0 million under the Company's February 28, 1995 bank credit agreement. Borrowings in the prior year nine-month period amounted to $137.3 million. The increase is due primarily to the purchases of new businesses noted above and repayments of secured bank loans under the Company's February 28, 1995 credit agreement. Repayments of borrowings also were significantly higher in fiscal year 1996 than in fiscal year 1995 due to

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


the application of proceeds received from the sales of facilities and other assets in fiscal year 1996 discussed above. Debt service requirements have increased significantly with the addition of the financing incurred to fund the acquisition of AMH on March 1, 1995.

     In addition to proceeds from borrowings, cash flows from financing activities were enhanced during the nine-months ended February 29, 1996 by $179.1 million in proceeds from the exercise of performance investment plan options. The proceeds from these transactions were used to repay secured bank loans under the Company's credit agreements. Continuing exercises of performance investment plan options from March 1, 1996 through April 3, 1996 resulted in additional cash proceeds of $23.9 million. All performance investment plan options have been exercised.

     The Company's March 1, 1996 bank credit agreement has, among other requirements, limitations on other borrowings, liens, investments, the sale of all or substantially all assets and prepayment of subordinated debt, a prohibition against the Company declaring or paying a dividend or purchasing its stock unless its senior long-term unsecured debt securities are rated BBB or higher by Standard and Poors' Ratings Services and Baa3 or higher by Moody's Investors Service, Inc., and covenants regarding maintenance of net worth, debt ratios and fixed charge coverages.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

     The following is a summary of operations for the quarters and nine months ended February 28, 1995 and February 29, 1996:

                                                 QUARTER ENDED FEBRUARY 28 AND FEBRUARY 29
                                              -----------------------------------------------
                                                1995       1996           1995         1996
                                              --------   --------       --------     --------
                                             (DOLLARS IN MILLIONS)  (% OF NET OPERATING REVENUES)
Net operating revenues:
   Domestic general hospitals. . . . . . . .  $  534.2   $ 1,341.4        80.9%        93.7%
   Other domestic operations (1) . . . . . .      74.6        90.4        11.3%         6.3%
   International operations. . . . . . . . .      51.7         0.1         7.8%         -
                                              --------   ---------      -------     --------
Net operating revenues . . . . . . . . . . .     660.5     1,431.9       100.0%       100.0%
                                              --------   ---------      -------     --------
Operating expenses:
   Salaries and benefits . . . . . . . . . .     275.3       569.8        41.7%        39.8%
   Supplies. . . . . . . . . . . . . . . . .      84.0       200.0        12.7%        14.0%
   Provision for doubtful accounts . . . . .      22.1        71.9         3.3%         5.0%
   Other operating expenses. . . . . . . . .     152.8       310.6        23.1%        21.7%
   Depreciation. . . . . . . . . . . . . . .      34.0        58.4         5.2%         4.1%
   Amortization. . . . . . . . . . . . . . .       3.6        19.4         0.6%         1.3%
                                              --------   ---------      -------     --------
Operating income . . . . . . . . . . . . . .  $   88.7   $   201.8        13.4%        14.1%
                                              --------   ---------      -------     --------
                                              --------   ---------      -------     --------

                                               NINE MONTHS ENDED FEBRUARY 28 AND FEBRUARY 29
                                              -----------------------------------------------
                                                1995       1996           1995         1996
                                              --------   --------       --------     --------
                                             (DOLLARS IN MILLIONS)  (% OF NET OPERATING REVENUES)
Net operating revenues:
   Domestic general hospitals. . . . . . . .  $1,576.6   $ 3,781.4        80.4%        92.5%
   Other domestic operations (1) . . . . . .     212.8       254.7        10.8%         6.2%
   International operations. . . . . . . . .     156.1        50.6         8.0%         1.3%
   Other (2) . . . . . . . . . . . . . . . .      16.6         -           0.8%         -
                                              --------   ---------      -------     --------
Net operating revenues . . . . . . . . . . .   1,962.1     4,086.7       100.0%       100.0%
                                              --------   ---------      -------     --------
Operating expenses:
   Salaries and benefits . . . . . . . . . .     831.5     1,616.7        42.4%        39.6%
   Supplies. . . . . . . . . . . . . . . . .     243.1       564.7        12.4%        13.8%
   Provision for doubtful accounts . . . . .      68.9       208.9         3.5%         5.1%
   Other operating expenses. . . . . . . . .     447.5       888.9        22.7%        21.7%
   Depreciation. . . . . . . . . . . . . . .     101.4       181.1         5.2%         4.4%
   Amortization. . . . . . . . . . . . . . .      11.3        59.4         0.6%         1.5%
                                              --------   ---------      -------     --------
Operating income . . . . . . . . . . . . . .  $  258.4   $   567.0        13.2%        13.9%
                                              --------   ---------      -------     --------
                                              --------   ---------      -------     --------


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

     Income before income taxes was $126.3 million for the quarter ended February 29, 1996, compared with $80.9 million for the prior year quarter. Income before income taxes was $661.1 million for the nine months ended
February 29, compared with $264.1 million for the prior year period. These results include pre-tax net gains on disposals of assets of $311.9 million (approximately $.82 per share net of taxes, on a fully diluted basis) in 1996 and $29.5 million (approximately $.09 per share net of taxes, on a fully diluted basis) in 1995.

     Net operating revenues for the quarter and nine months ended February 29, were $1,431.9 million and $4,086.7 million, respectively, compared with $660.5 million and $1,962.1 million in the prior year periods. The current quarter and nine-month periods include revenues attributable to facilities acquired since March 1, 1995, including the acquisition of AMH.

     Operating income increased by $113.1 million from the prior year quarter and by $308.6 million for the nine months ended February 29, 1996 from the prior year nine-month period primarily due to the acquisition of AMH referred to above. The operating income margin for the current quarter increased to 14.1% from 13.4% a year ago and for the current nine-month period it increased to 13.9% from 13.2% a year ago. The increase in the operating margin is due primarily to effective cost control programs in the hospitals and the benefits of overhead reduction plans implemented during the first quarter of fiscal 1995 and following the AMH merger.

     The table below sets forth certain selected operating statistics for the Company's domestic general hospitals.

                                                    THREE MONTHS ENDED                      NINE MONTHS ENDED
                                               FEBRUARY 28 AND FEBRUARY 29,            FEBRUARY 28 AND FEBRUARY 29,
                                            ----------------------------------    -------------------------------------
                                                                     INCREASE                                 INCREASE
                                               1995         1996    (DECREASE)        1995          1996     (DECREASE)
                                            ---------   ----------  ----------    ----------    ----------   ----------
Number of hospitals (at end of period) . .         33           75        42              33            75         42
Licensed beds (at end of period) . . . . .      6,620       16,874     154.9%          6,620        16,874      154.9%
Net inpatient revenues (in millions) . . .  $   385.7   $    906.7     135.1%     $  1,125.9    $  2,533.4      125.0%
Net outpatient revenues (in millions). . .  $   144.2   $    402.6     179.2%     $    426.7    $  1,157.9      171.4%
Admissions . . . . . . . . . . . . . . . .     51,882      130,536     151.6%        149,623       362,402      142.2%
Equivalent admissions. . . . . . . . . . .     67,637      187,675     177.5%        197,299       510,926      159.0%
Average length of stay (days). . . . . . .        5.6          5.6       -     *         5.5           5.6        0.1   *
Patient days . . . . . . . . . . . . . . .    289,897      734,293     153.3%        825,377     2,014,660      144.1%
Equivalent patient days. . . . . . . . . .    375,131    1,058,125     182.1%      1,079,755     2,814,069      160.6%
Net inpatient revenues per patient day . .  $   1,330   $    1,235      (7.1)%    $    1,364    $    1,257       (7.8)%
Utilization of licensed beds . . . . . . .      48.6%        47.9%      (0.7)% *       45.3%         44.7%       (0.6)% *
Outpatient visits. . . . . . . . . . . . .    394,453    1,446,545     266.7%      1,141,203     4,113,201      260.4%


*The % change is the difference between 1996 and 1995 percentages shown.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Net operating revenues from the Company's domestic general hospital operations increased 151.1% to $1,341.4 million for the three months ended February 29, compared with $534.2 million for the prior year period. Net operating revenues for the nine-month periods ended February 29, 1996 and February 28, 1995 were $3,781.4 million and $1,576.6 million, respectively.

     Net operating revenues on a same-facility basis increased 4.1% for the three months ended February 29, 1996, compared with the prior year quarter and increased 3.3% for the comparable nine-month period. Same-facility net inpatient revenue per patient day decreased slightly for the three months ended February 29, 1996, compared with the prior year quarter and increased 1.2% for the comparable nine-month period. Same-facility admissions increased 4.0% for the three months ended February 29, 1996 compared with the prior year quarter and increased 2.8% for the comparable nine-month period. The same-facilities are on a pro forma basis and consists of 33 facilities owned and operated by the Company on June 1, 1994 and February 29, 1996 and 36 facilities owned by AMH on June 1, 1994 and now owned and operated by the Company. These increases have occurred in spite of continued pressures by payors to reduce admissions and lengths of stay and a continuing shift of less intensive services from an inpatient to an outpatient basis or to alternative healthcare delivery services because of technological improvements.

     Medicare revenues as a percentage of total patient revenues were 41.7% and 39.6% for the three months and nine months ended February 29, 1996, respectively, compared with 40.9% and 37.8% for the prior year periods, respectively. Historically, rates paid under Medicare's prospective payment system for inpatient services have increased, but such increases have been less than cost increases. Payments for Medicare outpatient services are presently cost reimbursed, but there are certain proposed regulations pending that would convert Medicare reimbursement for outpatient services to a prospective payment system which may result in reduced payments. Medicaid programs in certain states in which the Company operates also are undergoing changes that will result in reduced payments to hospitals. The Company has implemented hospital cost control programs and overhead reductions and is forming integrated health delivery systems to address the reduced payments. Pressures to control healthcare costs have resulted in an increase in the percentage of revenues attributable to managed care payors. The Company anticipates that its managed care business will increase in the future.

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

     Net operating revenues from the Company's other domestic operations increased 21.2% to $90.4 million for the three months ended February 29, 1996 compared to $74.6 million for the prior year period, representing an increase of $15.8 million. Net operating revenues for the nine-month period increased 19.7% to $254.7 million compared with the prior year nine-month period. This increase primarily reflects continued growth of National Health Plans, the Company's HMO and insurance subsidiary, and the growth of joint ventures and physician practices.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     The $105.5 million decrease in net operating revenues from the Company's international operations for the nine months ended February 29, 1996 compared to the prior year period is attributable to the sales of the Company's hospitals and related healthcare businesses in Singapore and Australia. Net operating revenues and operating profits of the sold international facilities for the period from June 1, 1995 through the dates of sale were $50.5 million and $6.7 million, respectively. Net operating revenues and operating profits for the prior year nine-month period were $148.0 million and $27.7 million, respectively.

     Operating expenses, which include salaries and benefits, supplies, provision for doubtful accounts, depreciation and amortization, and other operating expenses, were $1,230.1 million for the quarter ended February 29, 1996 and $571.8 million for the prior year quarter. Operating expenses for the current year periods include operating expenses from the facilities acquired in the March 1, 1995 AMH merger. Operating expenses for the current and prior year nine-month periods were $3,519.7 million and $1,703.7 million, respectively.

     Salaries and benefits expense as a percentage of net operating revenues was 39.8% in the quarter ended February 29, 1996 and 41.7% in the prior year quarter. Salaries and benefits expense as a percentage of net operating revenues for the current and prior year nine-month periods were 39.6% and 42.4%, respectively. The improvement is primarily attributable to a reduction in staffing levels implemented during the first quarter of fiscal 1995 and following the AMH merger.

     Supplies expense as a percentage of net operating revenues was 14.0% in the quarter ended February 29, 1996, and 12.7% in the prior year quarter. Supplies expense as a percentage of net operating revenues for the current and prior year nine-month periods were 13.8% and 12.4%, respectively. The increase over the prior year periods is primarily attributable to higher supplies expense in the facilities acquired in the AMH merger and subsequent thereto. The increase over the prior year periods is also attributable to the sales of the Company's international operations. Supplies expense as a percentage of net operating revenues at the international facilities were substantially less than supplies expense as a percentage of net operating revenues at the domestic general hospital operations. The Company expects to reduce supplies expense through incorporating acquired facilities into the Company's existing group purchasing program.

     The provision for doubtful accounts as a percentage of net operating revenues was 5.0% for the quarter ended February 29, 1996, and 3.3% in the prior year quarter. The provision for doubtful accounts as a percentage of net operating revenues for the current and prior year nine-month periods were 5.1% and 3.5%, respectively. The increase over the prior year periods is primarily attributable to higher bad debt experience at the facilities acquired in the AMH merger and subsequent thereto. The Company, through it's collection subsidiary, Syndicated Office Systems, has been establishing improved follow-up collection systems by consolidating the collection of accounts receivable.

     Other operating expenses as a percentage of net operating revenues improved from 23.1% for the quarter ended February 28, 1995 to 21.7% in the quarter ended February 29, 1996. The comparison is similar for the nine-month periods. This improvement reflects the effects of the cost control programs and overhead reduction plans mentioned earlier.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Depreciation and amortization expense as a percentage of net operating revenues was 5.4% in the quarter ended February 29, 1996, and 5.8% in the prior year quarter. Depreciation and amortization expense as a percentage of net operating revenues for the current and prior year nine-month periods was 5.9% and 5.8 %, respectively. The increase from $112.7 million in the nine months ended February 28, 1995 to $240.5 million for the nine months ended February 29, 1996 is due primarily to additional depreciation and to the increase in goodwill amortization resulting from the AMH merger and current year hospital acquisitions. Goodwill amortization associated with the AMH merger will be approximately $63.4 million annually.

     Interest expense, net of capitalized interest, was $79.5 million in the quarter ended February 29, 1996, and $17.9 million in the prior year quarter. Interest expense, net of capitalized interest for the current and prior year nine-month periods was $237.9 million and $52.9 million, respectively. The increase in interest expense was due primarily to the acquisition of AMH and the senior notes and bank loans used to finance the acquisition and to retire debt in connection with the merger.

     Taxes on income as a percentage of income before income taxes was 44.0% in the three months ended February 29, 1996 compared with 39.6% in the prior year period. Taxes on income as a percentage of income before income taxes was 43.8% in the nine months ended February 29, 1996 compared with 39.8% in the prior year period. The difference between the Company's effective income tax rates and the statutory federal income tax rate for the three and nine month periods are shown below:

                                                            THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                   -------------------------------------   ------------------------------------
                                                   FEBRUARY 28, 1995   FEBRUARY 29, 1996   FEBRUARY 28, 1995  FEBRUARY 29, 1996
                                                   -----------------   -----------------   -----------------  -----------------
                                                   AMOUNT        %     AMOUNT        %     AMOUNT        %    AMOUNT        %
                                                   ------     ------   ------     ------   ------     ------  ------     ------
                                                           (IN MILLIONS OF DOLLARS AND AS A PERCENT OF PRETAX INCOME)
Tax provision at statutory federal rate. . . . . . $ 28.3      35.0%   $ 44.2      35.0%   $ 92.4      35.0%  $ 231.4      35.0%
State income taxes, net of federal income tax
      benefit. . . . . . . . . . . . . . . . . . .    3.7       4.6%      5.5       4.4%     12.1       4.6%     25.2       3.8%
Goodwill amortization. . . . . . . . . . . . . . .    -         -         5.5       4.4%      -         -        16.4       2.5%
Gain on sale of foreign subsidiary's assets. . . .    -         -         -         -         -         -        16.3       2.5%
Other. . . . . . . . . . . . . . . . . . . . . . .    -         -         0.4       0.2%      0.5       0.2%      -         -
                                                   ------     ------   ------     ------   ------     ------  -------    -------
Taxes on income and effective tax rates. . . . . . $ 32.0      39.6%   $ 55.6      44.0%   $105.0      39.8%  $ 289.3      43.8%
                                                   ------     ------   ------     ------   ------     ------  -------    -------
                                                   ------     ------   ------     ------   ------     ------  -------    -------

     Amortization of the goodwill resulting from the AMH merger is a noncash charge, but provides no income tax benefits.

BUSINESS OUTLOOK

     Since the end of the Company's last fiscal year, Congress passed, and the President vetoed, legislation which, if implemented, would have had an adverse impact on the Company's current Medicare payment rates. The President subsequently proposed alternative Medicare legislation which also would adversely affect the Company if it becomes law. The Company is unable to predict whether any healthcare legislation will be passed in the future, but it continues to monitor such matters and analyzes their potential impacts in order to formulate its future business strategies.

                           PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          MATERIAL DEVELOPMENTS IN PREVIOUSLY REPORTED LEGAL PROCEEDINGS:

          The Los Angeles Superior Court issued an order in January 1996, approving the settlement of the shareholder derivative actions which were filed in October and November of 1991. In addition, the U.S. District Court in the Central District of California issued an order on September 18, 1995, approving the settlement of the federal securities class action lawsuit entitled In Re: National Medical Enterprises Inc. Securities Litigation I. Both cases were previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995. All payments relevant to the settlements have been paid.

          The Company has continued to receive additional lawsuits relating to its former psychiatric operations, including a continuum of cases filed in the District of Columbia, of the type referred to in the fifth paragraph under Item 3 Legal Proceedings in its Annual Report on Form 10-K for its fiscal year ended May 31, 1995, and expects that additional lawsuits with similar allegations will be filed from time to time.

          In John C. Bedrosian vs. National Medical Enterprises, Inc., et al., the California Court of Appeal issued an order in February, 1996, denying plaintiff's appeal of the various lower court rulings denying plaintiff's request to vacate the Referee's decision previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995. Plaintiff then filed a Petition for Rehearing with the Court of Appeal, which was denied on April 1, 1996.

          On March 7, 1996, Horizon/CMS Healthcare Corporation ("Horizon/CMS") announced that it filed a lawsuit against the Company in the United States District Court for the District of Nevada. Horizon/CMS stated that the lawsuit arises out of an agreement entered into between Horizon/CMS and the Company in connection with Horizon/CMS's attempted acquisition of Hillhaven in January, 1995. Horizon/CMS alleges that the Company has failed to honor its commitment to pay Horizon/CMS approximately $14.56 million pursuant to the agreement. The Company believes Horizon/CMS's claim is without merit and intends to vigorously defend the lawsuit.

          Although, based upon information currently available to it, management believes that the amount of damages in excess of the reserves recorded as of February 29, 1996, that may be awarded in any of the unresolved legal proceedings cannot reasonably be estimated, management does not believe it is likely that any damages awarded in such legal proceedings will have a material adverse effect on the Company's results of operations, liquidity or capital resources.

Items 2, 3, 4 and 5 are not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               (10) Material Contracts

                    (a) Credit Agreement, dated as of March 1, 1996, among Tenet Healthcare Corporation, as Borrower, the Lenders and Managing Agents party thereto, Bank of America National Trust and Savings Association as Documentation Agent, The Bank of New York as Syndication Agent and Morgan Guaranty Trust Company of New York as Administrative Agent.

                    (b) Amendment to Reimbursement Agreement, dated as of March 1, 1996, among Tenet Healthcare Corporation, as Account Party, Bank of America National Trust and Savings Association, The Bank of New York, Bankers Trust Company and Morgan Guaranty Trust Company of New York, as Banks, and The Bank of New York, as the Issuing Bank.


               (11) (Page 22) Statement Re: Computation of Per Share Earnings
                    for the three months and nine months ended February 28, 1995 and February 29, 1996.

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



                                        TENET HEALTHCARE CORPORATION
                                                (Registrant)





Date: April 12, 1996                      /s/ RAYMOND L. MATHIASEN
                                      ------------------------------------
                                          Raymond L. Mathiasen
                                          Senior Vice President,
                                         Chief Accounting Officer