Form 10-K
period 1996-05-31
TENET HEALTHCARE CORP
filed 1996-08-26
CIK 70318

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended May 31, 1996. [FEE REQUIRED]
                                          OR
/ /    Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 For the transition period from             to
                   . [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER: I-7293
                            ------------------------

                          TENET HEALTHCARE CORPORATION
             (Exact name of Registrant as specified in its charter)

               NEVADA                      95-2557091
  (State or other jurisdiction of       (I.R.S. Employer
   incorporation or organization)     Identification No.)
         3820 STATE STREET
     SANTA BARBARA, CALIFORNIA               93105
  (Address of principal executive          (Zip Code)
              offices)

                            AREA CODE (805) 563-7000
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                                        NAME OF EACH EXCHANGE
                               TITLE OF EACH CLASS                                       ON WHICH REGISTERED
- ---------------------------------------------------------------------------------  -------------------------------
Common Stock                                                                       New York Stock Exchange
                                                                                   Pacific Stock Exchange
8 5/8% Senior Notes due 2003                                                       New York Stock Exchange
6% Exchangeable Subordinated Notes due 2005                                        New York Stock Exchange
9 5/8% Senior Notes due 2002                                                       New York Stock Exchange
10 1/8% Senior Subordinated Notes due 2005                                         New York Stock Exchange
Preferred Stock Purchase Rights                                                    New York Stock Exchange
                                                                                   Pacific Stock Exchange

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. / /

    As of July 31, 1996, there were 216,288,503 shares of Common Stock outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, based on the closing price of these shares on the New York Stock Exchange, was $4,179,259,051. For the purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

    Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1996, have been incorporated by reference into Parts I, II and IV of this Report. Portions of the definitive Proxy Statement for the Registrant's 1996 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                        FORM 10-K ANNUAL REPORT -- 1996
                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                                                                                                                PAGE
                                                                                                                -----

PART I
    Item  1.          Business.............................................................................           1
    Item  2.          Properties...........................................................................          19
    Item  3.          Legal Proceedings....................................................................          19
    Item  4.          Submission of Matters to a Vote of Security Holders..................................          20

PART II
    Item  5.          Market for Registrant's Common Equity and Related Stockholder Matters................          20
    Item  6.          Selected Financial Data..............................................................          20
    Item  7.          Management's Discussion and Analysis of Financial Condition and Results of
                       Operations..........................................................................          21
    Item  8.          Financial Statements and Supplementary Data..........................................          21
    Item  9.          Changes in and Disagreements with Accountants on Accounting and Financial
                       Disclosure..........................................................................          21

PART III
    Item 10.          Directors and Executive Officers of the Registrant...................................          21
    Item 11.          Executive Compensation...............................................................          21
    Item 12.          Security Ownership of Certain Beneficial Owners and Management.......................          21
    Item 13.          Certain Relationships and Related Transactions.......................................          21

PART IV
    Item 14.          Exhibits, Financial Statements, Schedules and Reports on Form 8-K....................          21

- ------------------------

Note: The responses to Items 5 through 8, Items 12 and 13 and portions of Items
      1, 3, 10, 11 and 14 are included in the Registrant's Annual Report to Shareholders for the year ended May 31, 1996, or the definitive Proxy Statement for the Registrant's 1996 Annual Meeting of Shareholders. The required information is incorporated into this Report by reference to those documents and is not repeated herein.

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

    Tenet Healthcare Corporation (together with its subsidiaries, "Tenet", the "Registrant" or the "Company") is the second-largest investor-owned healthcare services company in the United States. Tenet's subsidiaries own or operate general hospitals and related healthcare facilities serving urban and rural communities in 13 states and hold investments in other healthcare companies. At May 31, 1996, Tenet operated 74 domestic general hospitals, with a total of 16,666 licensed beds, located in Alabama, Arkansas, California, Florida, Georgia, Indiana, Louisiana, Missouri, Nebraska, North Carolina, South Carolina, Tennessee and Texas. During fiscal 1996, Tenet acquired five general hospitals, converted one general hospital to a specialty hospital and closed one rehabilitation hospital.

    At May 31, 1996, Tenet's subsidiaries also owned or operated various ancillary healthcare operations, discussed in more detail under Other Domestic Operations on page 8 below, and held as investments interests in Vencor, Inc. ("Vencor"), Total Renal Care Holdings, Inc. ("TRC") and Health Care Property Partners ("HCPP"). These investments are discussed in more detail under Investments on page 8 below.

    Tenet continues to focus on its core business of building integrated healthcare delivery systems within the communities it serves in the United States. Tenet's focus is reflected in its fiscal 1996 acquisitions and the sales of substantially all of its international operations, as discussed below.

    During fiscal 1996, Tenet acquired (i) the Memorial Medical Center (formerly known as the Mercy+Baptist Medical Center) and related physician practices in New Orleans, Louisiana, (ii) the Providence Memorial Hospital in El Paso, Texas,
(iii) the Methodist Hospital of Jonesboro in Jonesboro, Arkansas (iv) a long-term lease of the Medical Center of Manchester and its home health business in central Tennessee, and (v) a one-third interest in St. Clair Hospital (which subsequently was increased to a 50% interest) located outside of Birmingham, Alabama. In addition, during the first quarter of fiscal 1997 Tenet acquired Hialeah Hospital in Hialeah, Florida, and entered into a definitive agreement to purchase Lloyd Noland Hospital in Birmingham, Alabama, which purchase Tenet expects to complete prior to the end of the second quarter of fiscal 1997.

    The Company also has been actively pursuing the acquisition and management of physician practices where doing so would enhance the Company's goal of building integrated healthcare delivery systems within the communities it serves. As discussed on page 3 below, during fiscal 1996 the Company acquired or assumed the management of physician practices in many key geographic areas. Tenet also has established the Tenet Physician Services department, based at its Dallas, Texas, Operations Center, to plan Tenet's strategy for and coordinate its efforts towards developing innovative ways of working with physicians.

    In fulfillment of management's decision to focus on the Company's core business of operating domestic general hospitals, during fiscal 1996 the Company completed its program of selling substantially all of its international operations. The Company sold its two Singapore hospitals and its interests in Australian Medical Enterprises Limited ("AME"), a hospital in Malaysia and a hospital in Thailand. In addition, in May 1996 Tenet sold its approximately 42% interest in Westminster Health Care Holdings PLC ("Westminster").

    During fiscal 1996, Tenet issued $500 million of 8 5/8% Senior Notes due 2003 and $320 million of 6% Exchangeable Subordinated Notes due 2005 (which are described in more detail on page 9 below). Tenet used the net proceeds of those issuances, and the asset sales referred to above, to repay indebtedness under its then-existing term loan and revolving credit agreement. In March 1996, Tenet entered into a new $1.55 billion unsecured revolving credit agreement and repaid amounts then outstanding under its secured term loan and revolving credit agreement. The new revolving credit agreement allows the Company to reborrow amounts repaid prior to its March 1, 2001, maturity date. The Company had approximately $575 million available under its new revolving credit agreement at May 31, 1996.

    Under segment reporting criteria, Tenet believes that "healthcare" is its only material business segment. See the discussion of Tenet's revenues and operations in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Tenet's 1996 Annual Report to Shareholders.

                                   OPERATIONS

DOMESTIC GENERAL HOSPITALS

    All of Tenet's general hospital and other healthcare operations are owned or operated by Tenet HealthSystem Hospitals, Inc. (formerly known as NME Hospitals, Inc.), subsidiaries of Tenet HealthSystem Medical, Inc. (formerly known as American Medical International, Inc.) and various other subsidiaries and affiliates. At May 31, 1996, Tenet's subsidiaries and affiliates operated 74 general hospitals (16,666 beds) serving urban and rural communities in 13 states. Of those hospitals, 57 are owned (including one owned facility that is on leased land) and 17 are owned by and leased from others (including two leased from HCPP, as discussed on page 8 below).

    In July 1995, Tenet acquired a one-third interest (which subsequently was increased to a 50% interest) in the 82-bed St. Clair Hospital located outside of Birmingham, Alabama, which formerly was a not-for-profit general hospital. In August 1995, Tenet acquired Memorial Medical Center (formerly known as Mercy+Baptist Medical Center), formerly a not-for-profit system, consisting of two general hospitals with an aggregate of 759 licensed beds located in New Orleans, Louisiana, and related physician practices. In September 1995, Tenet acquired the Providence Memorial Hospital located in El Paso, Texas, which also was a not-for-profit general hospital. Providence is licensed for 471 general hospital beds (34 of which may be used as skilled nursing beds) and is licensed for 30 additional rehabilitation and subacute care beds. In October 1995, Tenet entered into a long-term lease of the 49-bed Medical Center of Manchester and its home health business, in central Tennessee. In November 1995, Tenet acquired the 104-bed not-for-profit Methodist Hospital of Jonesboro, a general hospital located in Jonesboro, Arkansas. That hospital now is owned by a limited liability company of which Tenet owns 95% and is the manager and Tenet's not-for profit partner, St. Vincent TotalHealth Corporation, owns 5%. In addition, in August 1995, Tenet entered into an agreement with the Cleveland Clinic Florida to develop a new 150-bed general hospital in western Broward County, Florida. Completion of that project is subject to governmental approvals. In the first quarter of fiscal 1997, Tenet acquired the 378-bed Hialeah Hospital in Hialeah, Florida, and entered into a definitive agreement to purchase Lloyd Noland Hospital in Birmingham, Alabama, which purchase Tenet expects to complete prior to the end of the second quarter of fiscal 1997. In the fourth quarter of fiscal 1996, Tenet converted the Jo Ellen Smith general hospital in New Orleans, Louisiana, into a specialty hospital.

    The Company also has been actively pursuing the acquisition and management of physician practices where doing so would enhance the Company's goal of building integrated healthcare delivery systems within the communities it serves. During fiscal 1996, the Company acquired or assumed the management of physician practices in many key geographic areas, such as Alabama, Arkansas, Southern California, South Carolina, South Florida, the greater New Orleans, Louisiana, area and Texas. Tenet also has established the Tenet Physician Services department, based at its Dallas Operations Center, to plan Tenet's strategy for and coordinate its efforts towards developing innovative ways of working with physicians. The Company has developed and is continuing to expand information systems for more efficiently managing all aspects of physician practices, including billing, medical records, tracking managed care contracts and accounting.

    Each of Tenet's general hospitals offers acute care services and most offer operating and recovery rooms, radiology services, intensive care and coronary care nursing units, pharmacies, clinical laboratories, respiratory therapy services, physical therapy services and outpatient facilities. A number of the hospitals also offer tertiary care services such as open heart surgery, neonatal intensive care, neurosciences, orthopedics services and oncology services. Three of the Company's hospitals, Memorial Medical Center (formerly known as Mercy+Baptist Medical Center), USC University Hospital and Sierra Medical Center, offer quartenary care in such areas as heart, lung, liver and kidney transplants and USC University Hospital and Sierra Medical Center also offer gamma knife brain surgery. With the exception of one general hospital that was acquired in fiscal 1996 and has not sought to be accredited, each of the Company's facilities that is eligible for accreditation is fully accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), the Commission on Accreditation of Rehabilitation Facilities (in the case of rehabilitation hospitals) or another appropriate accreditation agency. With such accreditation, the Company's hospitals are eligible to participate in the Medicare and Medicaid programs.

    Technological developments permitting more procedures to be performed on an outpatient basis, in conjunction with pressures to contain healthcare costs, have led to a shift from inpatient care to ambulatory or outpatient care. Tenet has responded to this trend by enhancing its hospitals' outpatient service capabilities, including (i) establishing freestanding outpatient surgery centers at or near certain of its hospital facilities, (ii) reconfiguring certain hospitals to more effectively accommodate outpatient treatment, by, among other things, providing more convenient registration procedures and separate entrances, and (iii) restructuring existing surgical capacity to allow a greater number and range of procedures to be performed on an outpatient basis. Tenet's facilities will continue to emphasize those outpatient services that can be provided on a quality, cost-effective basis and that the Company believes will experience increased demand. The patient volumes and net operating revenues at both the Company's general hospitals and its outpatient surgery centers are subject to seasonal variations caused by a number of factors, including but not necessarily limited to, seasonal cycles of illness, climate and weather conditions, vacation patterns of both patients and physicians and other factors relating to the timing of elective procedures.

    In addition, inpatient care is continuing to move from acute care to sub-acute care, where a less-intensive level of care is provided. Tenet has been proactive in the development of a variety of sub-acute inpatient services to utilize a portion of its unused capacity, thereby retaining a larger share of overall healthcare expenditures. By offering cost-effective ancillary services in appropriate circumstances, Tenet is able to provide a continuum of care where the demand for such services exists. For example, in certain hospitals the Company has developed transitional care, rehabilitation and long-term care sub-acute units. Such units utilize less intensive staffing levels to provide the range of services sought by payors with a lower cost structure.

    The following table lists, by state, the general hospitals owned or (if indicated below) leased by Tenet's subsidiaries and operated domestically as of May 31, 1996:

                       OWNED OR LEASED GENERAL HOSPITALS

                                                                                                  NUMBER OF
NAME OF FACILITY                                                          LOCATION              LICENSED BEDS
- ----------------------------------------------------------------  -------------------------  -------------------

ALABAMA
  Brookwood Medical Center                                        Birmingham                            586
  St. Clair Hospital(1)(3)                                        Birmingham                             82

ARKANSAS
  Central Arkansas Hospital                                       Searcy                                193
  Methodist Hospital of Jonesboro(2)                              Jonesboro                             104
  National Park Medical Center                                    Hot Springs                           166
  St. Mary's Regional Hospital                                    Russellville                          170

CALIFORNIA
  Alvarado Hospital Medical Center                                San Diego                             231
  Century City Hospital(3)                                        Los Angeles                           190
  Community Hospital & Rehabilitation
    Center of Los Gatos(3)                                        Los Gatos                             164
  Doctors Hospital of Manteca                                     Manteca                                73
  Doctors Hospital of Pinole(3)                                   Pinole                                137
  Doctors Medical Center of Modesto                               Modesto                               433
  Encino Hospital(3)(4)                                           Encino                                151
  Garden Grove Hospital and Medical Center                        Garden Grove                          167
  Garfield Medical Center                                         Monterey Park                         211
  Irvine Medical Center(3)                                        Irvine                                176
  John F. Kennedy Memorial Hospital                               Indio                                 130
  Lakewood Regional Medical Center                                Lakewood                              175
  Los Alamitos Medical Center                                     Los Alamitos                          173
  Medical Center of North Hollywood                               North Hollywood                       160
  Placentia Linda Community Hospital                              Placentia                             114
  Redding Medical Center                                          Redding                               185
  San Dimas Community Hospital                                    San Dimas                              99
  San Ramon Regional Medical Center                               San Ramon                             123
  Sierra Vista Regional Medical Center                            San Luis Obispo                       195
  South Bay Hospital(3)                                           Redondo Beach                         201
  Tarzana Regional Medical Center(3)(4)                           Tarzana                               231
  Twin Cities Community Hospital                                  Templeton                              84
  USC University Hospital(5)                                      Los Angeles                           286

FLORIDA
  Delray Community Hospital                                       Delray Beach                          211
  Hollywood Medical Center                                        Hollywood                             324
  Memorial Hospital of Tampa                                      Tampa                                 174
  North Ridge Medical Center                                      Ft. Lauderdale                        391

                                                                                                  NUMBER OF
NAME OF FACILITY                                                          LOCATION              LICENSED BEDS
- ----------------------------------------------------------------  -------------------------  -------------------

  Palm Beach Gardens Medical Center(3)                            Palm Beach Gardens                    204
  Palmetto General Hospital                                       Hialeah                               360
  Palms of Pasadena Hospital                                      St. Petersburg                        310
  Seven Rivers Community Hospital                                 Crystal River                         128
  Town and Country Hospital                                       Tampa                                 201
  West Boca Medical Center                                        Boca Raton                            185

GEORGIA
  North Fulton Regional Hospital(3)                               Roswell                               167
  Spalding Regional Hospital                                      Griffin                               160

INDIANA
  Culver Union Hospital                                           Crawfordsville                        120

LOUISIANA
  Doctors Hospital of Jefferson(3)                                Metairie                              138
  Kenner Regional Medical Center                                  Kenner                                300
  Meadowcrest Hospital                                            Gretna                                200
  Memorial Medical Center Mid-City                                New Orleans                           272
  Memorial Medical Center Uptown                                  New Orleans                           487
  Northshore Regional Medical Center(3)                           Slidell                               174
  St. Charles General Hospital                                    New Orleans                           173

MISSOURI
  Columbia Regional Hospital(6)                                   Columbia                              265
  Kirksville Osteopathic Medical Center(3)                        Kirksville                            119
  Lucy Lee Hospital(3)                                            Poplar Bluff                          201
  Lutheran Medical Center                                         St. Louis                             408

NEBRASKA
  Saint Joseph Hospital                                           Omaha                                 374

NORTH CAROLINA
  Central Carolina Hospital                                       Sanford                               137
  Frye Regional Medical Center(3)                                 Hickory                               355

SOUTH CAROLINA
  East Cooper Community Hospital                                  Mount Pleasant                        100
  Hilton Head Hospital(7)                                         Hilton Head                            68
  Piedmont Medical Center                                         Rock Hill                             268

TENNESSEE
  John W. Harton Regional Medical Center                          Tullahoma                             137
  Medical Center of Manchester(3)                                 Manchester                             49
  Saint Francis Hospital                                          Memphis                               890
  University Medical Center                                       Lebanon                               260

                                                                                                  NUMBER OF
NAME OF FACILITY                                                          LOCATION              LICENSED BEDS
- ----------------------------------------------------------------  -------------------------  -------------------

TEXAS
  Brownsville Medical Center                                      Brownsville                           177
  Doctors Hospital                                                Dallas                                268
  Mid-Jefferson Hospital                                          Nederland                             138
  Nacogdoches Medical Center                                      Nacogdoches                           150
  Odessa Regional Hospital(8)                                     Odessa                                100
  Park Place Hospital                                             Port Arthur                           236
  Park Plaza Hospital(9)                                          Houston                               468
  Providence Memorial Hospital                                    El Paso                               471
  RHD Memorial Medical Center(3)                                  Dallas                                190
  Sierra Medical Center                                           El Paso                               365
  Trinity Medical Center(3)                                       Carrollton                            149
  Twelve Oaks Hospital                                            Houston                               336

- ------------------------
(1) A Tenet subsidiary owns a 50% interest in the limited liability company that leases this hospital. That hospital's financial results are not consolidated with Tenet's financial results and it is not included in the count of the total number of hospitals owned or leased by Tenet because Tenet does not manage or control the management of this hospital.
(2) Owned by a limited liability company of which Tenet owns 95% and is the managing member.
(3)  Leased from a third party.
(4)  Leased by a partnership in which Tenet's subsidiaries own a 75% interest.
(5)  On leased land.
(6) Excludes the 64-bed Keller Memorial Hospital in Columbia, Missouri, the financial results of which were combined with the Columbia Regional Hospital. The lease for Keller Memorial Hospital was terminated during the first quarter of fiscal year 1996.

(7)  Owned by a partnership in which Tenet's subsidiaries own a 70% interest.
(8)  Owned by a partnership in which Tenet's subsidiaries own an 83% interest.
(9) Excludes the 38-bed Plaza Specialty Hospital in Houston, Texas, the financial results of which are combined with Park Plaza Hospital.

    The following table shows certain information about the general hospitals owned or leased domestically by Tenet, for the fiscal years ended May 31:

                                                                      1996       1995       1994       1993       1992
                                                                    ---------  ---------  ---------  ---------  ---------

Total number of facilities........................................         74         70         35         35         35
Total number of licensed beds.....................................     16,666     15,451      6,873      6,818      6,559
Average occupancy during the period...............................        45%        47%        47%        48%        51%

    The above tables do not include rehabilitation hospitals, long-term care facilities, psychiatric facilities, outpatient surgery centers or other ancillary facilities.

INTERNATIONAL HOSPITALS

    At May 31, 1996, a subsidiary of the Company continued to operate a 184-bed tertiary-care hospital in Barcelona, Spain. A subsidiary of the Company also is developing a 56-bed hospital in Cham, Canton Zug, Switzerland. The opening of that hospital, which had been scheduled to open in the second quarter of fiscal 1997, has been postponed indefinitely due to a decision by the Cantonal Health Authority. The decision, purportedly made in an effort to limit the number of hospital beds available in the area, has the effect of the government not paying for its portion of the hospital's patients' expenses. The Company is appealing that decision, but is unable to predict at this time the outcome of the appeal. If the hospital opens, ownership is to be transferred to a joint venture of which the Company's subsidiary will own 90% and a local community organization will own 10%.

    In fulfillment of management's decision to focus on the Company's core business of operating domestic general hospitals, during fiscal 1996 the Company completed its program of selling substantially all of its international operations, with the sale of (i) its two Singapore hospitals, (ii) its 52% interest in AME, (iii) its 30% interest in and management of a hospital in Malaysia and (iv) its 40% interest in a hospital in Thailand.

OTHER DOMESTIC OPERATIONS

    At May 31, 1996, Tenet's subsidiaries owned or operated a small number of rehabilitation hospitals, specialty hospitals, long-term care facilities and psychiatric facilities as well as various ancillary healthcare businesses, including outpatient surgery centers, home healthcare programs, ambulatory, occupational and rural healthcare clinics, a health maintenance organization, a preferred provider organization and a managed care insurance company. Tenet closed one rehabilitation hospital in the first quarter of fiscal 1996 and converted one general hospital into a specialty hospital in the fourth quarter of fiscal 1996.

                                  INVESTMENTS

    At May 31, 1996, Tenet held as investments (i) an approximately 11.5% interest in Vencor, which operates nursing homes and other healthcare businesses, (ii) an approximately 11.6% interest in TRC, which operates kidney dialysis units and certain related healthcare businesses and (iii) an approximately 23% interest in HCPP, a partnership originally formed by the Company and Health Care Property Investors, Inc. for the purpose of acquiring from and leasing back to the Company 21 long-term care facilities, two general hospitals and one psychiatric facility. Since that time, the Company has assigned to Vencor (as successor to The Hillhaven Corporation ("Hillhaven")), and other third parties its leasehold interests in the 21 long-term care facilities and the psychiatric hospital, but remains contingently liable for the lease payments on those facilities. The Company continues to lease the two general hospitals from HCPP. HCPP does not own any properties other than those originally purchased from the Company. In May 1996, Tenet sold its approximately 42% interest in Westminster.

    In connection with the September 1995 merger transaction in which Vencor acquired Hillhaven, Tenet received 8,301,067 shares of Vencor common stock in exchange for its 8,878,147 shares of Hillhaven common stock. As part of that transaction, Tenet also received approximately $92 million for the redemption of its Hillhaven Series C Preferred Stock and Hillhaven Series D Preferred Stock. In January 1996, Tenet sold $320 million principal amount of its 6% Exchangeable Subordinated Notes due 2005, which Notes are exchangeable into Tenet's 8,301,067 shares of Vencor common stock.

                                   PROPERTIES

    In fiscal 1996, Tenet relocated its principal executive offices from an approximately 310,000-square-foot building owned by a Tenet subsidiary in Santa Monica, California to an approximately 31,000-square-foot office building located at 3820 State Street, Santa Barbara, CA 93105. The Santa Barbara building is leased by a Tenet subsidiary under a five-year lease with one five-year renewal option. The Santa Monica building was sold in June 1996. The telephone number of Tenet's Santa Barbara headquarters is (805) 563-7000. Hospital support services for Tenet's subsidiaries are located in space leased by a subsidiary in its operations center in Dallas, Texas. At May 31, 1996, Tenet and its subsidiaries also were leasing space for regional offices in Little Rock, Arkansas; Carlsbad, Encino, San Ramon and Santa Ana, California; Fort Lauderdale, Florida; Atlanta, Georgia; Metairie, Louisiana; and Dallas, Texas.

    As of May 31, 1996, Tenet's subsidiaries operated domestically 69 medical office buildings, including 22 that are leased from others, most of which are adjacent to Tenet's general hospitals. These buildings are occupied by approximately 2,500 physicians.

    The number of licensed beds and locations of the Company's general hospitals are described on pages 5 through 7 above. As of May 31, 1996, Tenet had approximately $83 million of outstanding loans secured by real property and approximately $33 million of capitalized lease obligations. The Company believes that all of these properties, as well as the administrative and medical office buildings described above, are suitable for their intended purposes.

                          MEDICAL STAFF AND EMPLOYEES

    Tenet's hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. Members of the medical staffs of Tenet's hospitals often serve on the medical staffs of hospitals not owned by the Company and may terminate their affiliation with the Tenet hospital or shift some or all of their admissions to competing hospitals at any time. Although the Company recently has begun to purchase more physician practices and, where permitted by law, employ physicians, most of the physicians who practice at the Company's hospitals are not employees of the Company. The Company also has begun to manage more physician practices in states where corporations are not permitted to purchase physician practices. Nurses, therapists, lab technicians, facility maintenance staff and the administrative staff of hospitals, however, normally are employees of the Company.

    Tenet's operations are dependent on the efforts, ability and experience of its officers, employees and physicians. Tenet's continued growth depends on its ability to attract and retain skilled employees, on the ability of its officers to manage growth successfully and on Tenet's ability to attract and retain physicians and other healthcare professionals at its hospitals. In addition, the success of Tenet is, in part, dependent upon the quality, number and specialities of physicians on its hospitals' medical staffs, most of whom have no long-term contractual relationship with Tenet and may terminate their association with Tenet's hospitals at any time. Although Tenet currently believes it will continue to be able to successfully attract and retain key officers, qualified physicians and other healthcare professionals, the loss of some or all of its key officers or an inability to attract or retain sufficient numbers of qualified physicians and other healthcare professionals could have a material adverse impact on future results of operations.

    The number of Tenet employees (of which approximately 30% were part-time employees) at May 31, 1996, was approximately as follows:

General Hospitals and Other Businesses(1)......................................     64,000
Dallas Operations Center and Regional and Support Offices......................        600
Corporate Headquarters.........................................................         80
                                                                                 ---------
Total..........................................................................     64,680
                                                                                 ---------
                                                                                 ---------

- ------------------------
(1) Includes employees whose employment relates to the operations of general hospitals, rehabilitation hospitals, psychiatric facilities, specialty hospitals, outpatient surgery centers, the Company's managed services organizations, including physicians whose practices have been acquired by the Company, the Company's print center and debt collection subsidiaries, other domestic healthcare operations, a hospital in Barcelona, Spain, and a hospital under development in Cham, Switzerland.

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

                                  COMPETITION

    Tenet's general hospitals, rehabilitation hospitals, specialty hospitals, long-term care facilities, psychiatric facilities, outpatient surgery centers and other ancillary businesses operate in competitive environments. A facility's competitive position within the geographic area in which it operates is affected by such competitive factors as the quality of care provided, including the number, quality and specialties of the physicians, nurses and other healthcare professionals on staff, the quality of services provided by the hospital to patients and their physicians, its reputation, the number of competitive facilities, the state of its physical plant, the quality and the state of the art of its medical equipment, its location and its charges for services. Tax-exempt competitors may have certain financial advantages such as endowments, charitable contributions, tax-exempt financing and exemption from sales, property and income taxes not available to Tenet facilities. The length of time a facility has been a part of the community and the availability of other healthcare alternatives also are competitive factors.

    One factor of ever-increasing importance in the competitive position of Tenet's facilities is the ability of those facilities to obtain managed care contracts. The importance of obtaining managed care contracts has increased over the years and is expected to continue to increase as employers, private and government payors and others turn to the use of managed care in an attempt to control rising healthcare costs. In fact, the revenues and operating results of most of the Company's hospitals' are significantly affected by the hospitals' ability to negotiate favorable contracts with managed care payors. Under such contracts, healthcare providers agree to provide services on a discounted-fee or capitated basis in exchange for the payors agreeing to send some or all of their members/employees to those providers. With capitated contracts, a healthcare provider such as Tenet receives specific fixed periodic payments from a health maintenance organization, preferred provider organization or employer based on the number of members of such organization being serviced by the provider. In return, the provider agrees to provide healthcare services to such members regardless of the actual costs incurred and services provided. A healthcare provider's ability to compete for such contracts is affected by many factors, such as the competitive factors referred to above, the scope, breadth and quality of services a hospital offers in a given geographic area, its ability to form its own, or to join with other healthcare providers to form, integrated healthcare delivery systems and the scope, breadth and quality of services offered by competing healthcare providers and/or systems. Tenet evaluates changing circumstances in each geographic area on an ongoing basis and positions itself to compete in the managed care market by forming its own or joining with others to form integrated healthcare delivery systems, such as Tenet South Florida HealthSystem in South Florida, Sierra Providence Health Network in El Paso, Texas, and Tenet Louisiana HealthSystem in the greater New Orleans area, that actively pursue and enter into managed care contracts. Tenet's integrated healthcare delivery systems also compete for traditional fee-for-service patients and contracts with traditional health insurers.

    The healthcare industry also has been characterized in recent years by increased competition for patients and staff physicians, significant excess capacity at general hospitals, a shift from inpatient to outpatient treatment settings and increased consolidation. The principal factors contributing to these trends are cost-containment efforts by managed care payors, employers and traditional health insurers, advances in medical technology, changes in regulations and reimbursement policies, increases in the number and type of competing healthcare providers and changes in physician practice patterns. Tenet's future success will depend, in part, on the ability of the Company's hospitals to continue to attract staff physicians, enter into managed care contracts and organize and structure integrated healthcare delivery systems, including those with other healthcare providers and physician practice groups.

    The Company's hospitals, and the healthcare industry as a whole, also face the challenge of continuing to provide quality patient care while dealing with strong competition for patients and with pressure on reimbursement rates not only by private payors, but also by government payors. National and state efforts to reform the United States healthcare system may further impact reimbursement rates. Changes in medical technology, existing and future legislation, regulations and interpretations and competitive contracting for provider services by payors may require changes in the Company's facilities, equipment, personnel, procedures, rates and/or services in the future.

    Inpatient admissions, average lengths of stay and average occupancy at general hospitals, including the Company's general hospitals, continue to be adversely affected by payor-required pre-admission authorization and utilization review and payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Increased competition, admissions constraints and payor pressures are expected to continue. Inpatient acuity and intensity of services continue to increase as less intensive services shift from an inpatient to an outpatient basis or to alternative healthcare delivery services because of technological improvements and as payors continue to limit or reduce payments. Those pressures imposed by government and private payors and the increasing percentage of business negotiated with purchasers of group healthcare services are expected to continue to put pressure on the per-patient revenues received by the Company. To meet these challenges, the Company (i) has expanded or converted many of its general hospitals' facilities to include distinct outpatient centers, (ii) offers discounts to private payor groups, (iii) enters into capitation contracts in some service areas, (iv) upgrades facilities and equipment, (v) offers new programs and services, (vi) has been reducing its costs, for example, through the implementation of a case management system designed to maximize efficiency by identifying cost-per-procedure variables among physicians performing the same procedures, standardizing supplies used and negotiating volume discounts for purchases and
(vii) has developed a computerized outcomes management system that contains clinical and demographic information from the Company's hospitals and physicians and allows users to identify "best practices" for treating specific diagnostic related groups. Nevertheless, there can be no assurance that these measures will be successful or, if successful, will serve to compensate for the reduction in inpatient admissions, average lengths of stay and average occupancy, and the consequent reductions in per-patient revenue, resulting from the payor pressures referred to above.

    As noted above, the Company also is responding to these changes by forming integrated healthcare delivery systems. Components of these systems include: (i) encouraging physicians practicing at its hospitals to form independent physician associations ("IPAs"), (ii) having the Company join with those IPAs, physicians and physician group practices to form physician hospital organizations ("PHOs") to contract with managed care and other payors and (iii) forming management services organizations ("MSOs") to (A) purchase physician practices or their assets, as appropriate, (B) provide management and administrative services to physicians, physician group practices and IPAs and (C) enter into managed care contracts both on behalf of those groups and, in certain circumstances, on behalf of PHOs.

    In large part, a hospital's revenues, whether from managed care payors, traditional health insurance payors or directly from patients, depends on the quality and scope of practices of physicians on staff. Physicians refer patients to hospitals on the basis of the quality of services provided by the hospital to patients and their physicians, the hospital's location, the quality of the medical staff affiliated with the hospital and the quality and state of the art of the hospital's facilities, equipment and employees. The Company attracts physicians to its hospitals by equipping its hospitals with sophisticated equipment, providing physicians with a large degree of independence in conducting their hospital practices, sponsoring training programs to educate physicians on advanced medical procedures and otherwise creating a healthcare environment within which physicians prefer to practice. While physicians may terminate their association with a hospital at any time, Tenet believes that by striving to maintain and improve the level of care at its hospitals and by maintaining ethical and professional standards, it will attract and retain qualified physicians with a variety of specialties.

    There has been significant consolidation in the hospital industry over the past decade due, in large part, to continuing pressures on payments from government and private payors and increasing shifts away from the provision of traditional in-patient services. Those economic trends have caused many hospitals to close and many to consolidate either through acquisitions or affiliations. Tenet's management believes that these cost-containment pressures will continue and will lead to further consolidation in the hospital industry.

    Tenet and its hospitals strive, on terms favorable to the Company, to attract physicians to their staffs, enter into managed care contracts, organize and structure integrated healthcare delivery systems, acquire hospitals or other healthcare facilities and acquire or assume the management of physician practices. Other healthcare companies with greater financial resources, with more facilities in a given geographic area or offering a wider range of services may be competing in each of these areas. These competitive factors may result in Tenet and its hospitals being less successful than they would hope to be in accomplishing one or more of these goals.

                     MEDICARE, MEDICAID AND OTHER REVENUES

    Tenet receives payments for patient care from private insurance carriers, Federal Medicare programs for elderly and disabled patients, health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), state Medicaid programs for indigent and cash grant patients, the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"), employers and patients directly. In general, Medicare payments for general hospital outpatient services, psychiatric care, physical rehabilitation and nursing home care are based on the lower of charges and allowable costs, subject to certain limits. General hospital inpatient services are reimbursed under Medicare based on a prospective payment system, discussed below. Payments from state Medicaid programs are based on reasonable costs or are at fixed rates. Substantially all Medicare and Medicaid payments are below retail rates for Tenet facilities. Payments from other sources usually are based on the hospital's established charges, a percentage discount or all-inclusive per diem rates.

    The approximate percentages of Tenet's net patient revenue by payment sources for Tenet's general hospitals are as follows:

                                                                        YEARS ENDED MAY 31,
                                                  ---------------------------------------------------------------
                                                     1996        1995(1)       1994         1993         1992
                                                  -----------  -----------  -----------  -----------  -----------

Medicare........................................       39.7%        38.9%        35.9%        33.9%        32.1%
Medicaid........................................        6.7          7.2          8.5          7.5          6.4
Private and Other...............................       53.6         53.9         55.6         58.6         61.5
                                                      -----        -----        -----        -----        -----
Totals..........................................      100.0%       100.0%       100.0%       100.0%       100.0%

(1) Fiscal year 1995 includes twelve months of results for general hospitals owned by Tenet prior to its March 1, 1995, acquisition of American Medical Holdings, Inc. (now known as Tenet HealthSystem Holdings, Inc.) ("TH Holdings") (the "Merger") and three months of results for the general hospitals acquired by Tenet in connection with the Merger.

    The following table presents the percentage of net patient revenues of the general hospitals acquired by Tenet in connection with the Merger for TH Holding's fiscal years 1994, 1993 and 1992 under each of the following programs:

                                                                                YEARS ENDED AUGUST 31,
                                                                         -------------------------------------
                                                                            1994         1993         1992
                                                                         -----------  -----------  -----------
Medicare...............................................................       36.2%        32.6%        32.3%
Medicaid...............................................................        7.5          6.2          4.8
Private and Other......................................................       56.3         61.2         62.9
                                                                             -----        -----        -----
Totals.................................................................      100.0%       100.0%       100.0%

    Medicare payments for general hospital inpatient care are based on a prospective payment system ("PPS") that generally has been applicable to Tenet's facilities since 1984. Under the PPS, a general hospital receives for each Medicare patient a fixed amount for operating costs based on each Medicare patient's assigned diagnostic related group ("DRG"). DRG payments do not consider a specific hospital's costs, but are adjusted for area wage differentials. As discussed below, DRG payments exclude the reimbursement of (a) capital costs, including depreciation, interest relating to capital expenditures, property tax and lease expenses and (b) outpatient services.

    For several years the percentage increases to the DRG rates have been lower than the percentage increases in the cost of goods and services purchased by general hospitals. The index used by the Health Care Financing Administration to adjust the DRG rates gives consideration to the cost of goods and services purchased by hospitals as well as non-hospitals (the "Market Basket"). The increase in the Market Basket for the year beginning October 1, 1996, currently is projected to be 2.7%. The Omnibus Budget Reconciliation Act of 1993 ("OBRA '93") provides that the DRG rates for urban hospitals will be adjusted by the annual Market Basket percentage change: (1) minus 2.5%, effective October 1, 1994, (2) minus 2.0%, effective October 1, 1995, (3) minus .5%, effective October 1, 1996, and (4) without reduction, effective October 1, 1997 and each year thereafter, unless altered by subsequent legislation (which legislation Tenet believes has become more likely in light of the stated desire of both the current Administration and Congress to balance the Federal budget). Unless changed by subsequent legislation, the result will be an increase of 2.2% in the DRG rates for Federal fiscal year 1997 over what they were for Federal fiscal year 1996. Congress is in the process of establishing the healthcare budget for future periods, including Federal fiscal year 1997. Tenet anticipates that payments to hospitals will be reduced as a result of future legislation but is unable to predict what the amount of the final reduction will be.

    Medicare reimburses general hospitals' capital costs separately from DRG payments. Beginning in 1992, a prospective payment system for Medicare reimbursement of general hospitals' inpatient capital costs ("PPS-CC") generally became effective with respect to the Company's general hospitals. During Tenet's fiscal year ended May 31, 1996, Tenet's hospitals in the aggregate received reimbursement for approximately 95% of their actual capital costs under the PPS-CC. Tenet anticipates that future legislation may reduce the aggregate reimbursement received, but is unable to predict what the amount of the final reduction will be.

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

    Hospitals exempt from the PPS, such as qualified psychiatric facilities and physical rehabilitation hospitals, are reimbursed by Medicare on a cost-based system wherein target rates for each facility are used in applying various limitations and incentives. Tenet's exempt facilities received a Market Basket increase of 3.4% in target rates effective for cost reporting periods commencing in Federal fiscal year 1996. Based on OBRA '93, the target rates for Tenet's hospitals exempt from the PPS are scheduled to be adjusted in cost reporting years 1996 and 1997 by the applicable annual Market Basket percentage change minus 1%. Proposals have been made that would change the method of payment for services provided at these facilities to a prospective payment system. The Omnibus Budget Reconciliation Act of 1990 requires the Department of Health and Human Services ("HHS") to develop a proposal to modify the current target rate system or to replace it with a prospective payment system. It is not known if any such proposals will be implemented.

    OBRA '93 provides for certain budget targets through Federal fiscal year 1997, which, if not met, may result in adjustments in payment rates. Both Congress and the current Administration have proposed healthcare budgets that reduce Federal payments to hospitals and other providers. The Company anticipates that payments to hospitals will be reduced as a result of future legislation but is unable to predict what the amount of the final reduction will be.

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

                  HEALTHCARE REFORM, REGULATION AND LICENSING

    CERTAIN BACKGROUND INFORMATION. Healthcare, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. Medicare, Medicaid, mandatory and other public and private hospital cost-containment programs, proposals to limit healthcare spending, proposals to limit prices and industry competitive factors are highly significant to the healthcare industry. In addition, the healthcare industry is governed by a framework of Federal and state laws, rules and regulations that are extremely complex and for which the industry has the benefit of little or no regulatory or judicial interpretation. Although the Company believes it is in compliance in all material respects with such laws, rules and regulations, if a determination is made that the Company was in material violation of such laws, rules or regulations, its operations and financial results could be materially adversely affected.

    There continue to be Federal and state proposals that would, and actions that do, impose more limitations on government and private payments to providers such as Tenet and proposals to increase co-payments and deductibles from program and private patients. Tenet's facilities also are affected by controls imposed by government and private payors designed to reduce admissions and lengths of stay. Such controls, including what is commonly referred to as "utilization review," have resulted in fewer of certain treatments and procedures being performed. Utilization review entails the review of the admission and course of treatment of a patient by a third party. Utilization review by third-party peer review organizations ("PROs") is required in connection with the provision of care paid for by Medicare and Medicaid. Utilization review by third parties also is a requirement of many managed care arrangements.

    Many states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. Tennessee has implemented a revision to its Medicaid program that covers its Medicaid and uninsured population through a managed care program. Louisiana and Texas also are considering wider use of managed care for their Medicaid populations. California has created a voluntary health insurance purchasing cooperative that seeks to make healthcare coverage more affordable for businesses with five to 50 employees and, effective January 1, 1995, began changing the payment system for participants in its Medicaid program in certain counties from fee-for-service arrangements to managed care plans. Florida limits the amount by which a hospital's net revenues per admission may be increased each year, has enacted a program creating a system of local purchasing cooperatives and has proposed other changes that have not yet been enacted. Florida also has adopted, and other states are considering adopting, legislation imposing a tax on revenues of hospitals to help finance or expand those states' Medicaid systems. A number of other states are considering the enactment of managed care initiatives designed to provide universal low-cost coverage. These proposals also may attempt to include coverage for some people who presently are uninsured.

    There is an initiative that will appear on the ballot in California on November 5, 1996, which, if passed and implemented, would require all general hospitals in California to maintain specified nurse-to-patient ratios. The proposed ratios would require the Company to hire additional nurses. If the proposal is passed and implemented, and the Company is not able to pass on the increased costs of hiring the additional nurses, the Company's financial performance could be materially adversely affected. The Company opposes the ballot measure because it believes the ballot measure would impose staffing levels that are not medically necessary and will result in increased healthcare costs. The Company is unable to predict whether the ballot measure will be passed, or if it is passed, whether it will overcome legal challenges and be implemented.

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

    ANTIKICKBACK AND SELF-REFERRAL REGULATIONS. The healthcare industry is subject to extensive Federal, state and local regulation relating to licensure, conduct of operations, ownership of facilities, addition of facilities and services and prices for services. In particular, Medicare and Medicaid antikickback, antifraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (the "Antikickback Amendments") prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by Medicare or other government programs. Sanctions for violating the Antikickback Amendments include criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as the Medicare and Medicaid programs. Pursuant to the Medicare and Medicaid Patient and Program Protection Act of 1987, HHS has issued regulations that describe some of the conduct and business relationships permissible under the Antikickback Amendments ("Safe Harbors"). The fact that a given business arrangement does not fall within a Safe Harbor does not render the arrangement per se illegal. Business arrangements of healthcare service providers that fail to satisfy the applicable Safe Harbor criteria, however, risk increased scrutiny by enforcement authorities. Because Tenet may be less willing than some of its competitors to enter into business arrangements that do not clearly satisfy the Safe Harbors, it could be at a competitive disadvantage in entering into certain transactions and arrangements with physicians and other healthcare providers.

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

    Both Federal and state government agencies have announced heightened and coordinated civil and criminal enforcement efforts. One pilot project, Operation Restore Trust, is focused on investigating healthcare providers in the home health and nursing home industries as well as on medical suppliers to these providers in California, Florida, Texas, Illinois and New York. The Company provides home health and nursing home care in California, Florida and Texas.

    Tenet is unable to predict the future course of Federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework could have a material adverse effect on Tenet's financial condition.

    ENVIRONMENTAL REGULATIONS. The Company's healthcare operations generate medical waste that must be disposed of in compliance with Federal, state and local environmental laws, rules and regulations. The Company's operations, as well as the Company's purchases and sales of facilities, are also subject to compliance with various other environmental laws, rules and regulations. Such compliance does not, and the Company anticipates that such compliance will not, materially affect the Company's capital expenditures, earnings or competitive position.

    HEALTHCARE FACILITY LICENSING REQUIREMENTS. Tenet's healthcare facilities are subject to extensive Federal, state and local legislation and regulation. In order to maintain their operating licenses, healthcare facilities must comply with strict standards concerning medical care, equipment and hygiene. Various licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. Tenet's healthcare facilities hold all required governmental approvals, licenses and permits. With the exception of one general hospital that has not sought to be accredited, each of Tenet's facilities that is eligible for accreditation is fully accredited by the JCAHO, the Commission on Accreditation of Rehabilitation Facilities (in the case of rehabilitation hospitals) or another appropriate accreditation agency. With such accreditation, the Company's hospitals are eligible to participate in government-sponsored provider programs such as the Medicare and Medicaid programs.

    UTILIZATION REVIEW COMPLIANCE AND HOSPITAL GOVERNANCE. Tenet's healthcare facilities are subject to and comply with various forms of utilization review. In addition, under the Medicare PPS, each state must have a PRO to carry out a federally mandated system of review of Medicare patient admissions, treatments and discharges in general hospitals. Medical and surgical services and practices are extensively supervised by committees of staff doctors at each healthcare facility, are overseen by each healthcare facility's local governing board, comprised of healthcare professionals, community members and hospital representatives, and are reviewed by Tenet's quality assurance personnel. The local governing boards also help maintain standards for quality care, develop long-range plans, establish, review and enforce practices and procedures and approve the credentials and disciplining of medical staff members.

                               COMPLIANCE PROGRAM

    The Company maintains a multi-faceted corporate compliance and ethics program. A portion of the program results from a 1994 settlement between the Company and HHS. The mandated portion of the program, which is in effect until June 1999, provides, in part, that the Company will not own or operate psychiatric facilities (defined for the purposes of the agreement to include residential treatment centers and substance abuse facilities) except as specifically provided for under the terms of the agreement (which permits the Company's subsidiaries to own and operate a small number of psychiatric facilities on the same campus as or nearby certain of Tenet's general hospitals) and requires self-reporting of credible evidence of violations of criminal law or material violations of civil laws, rules or regulations governing federally funded programs. The Company now has in place a program designed to provide annual ethics training to every employee and to encourage all employees to report any ethical violations to a toll-free telephone hotline.

                                   MANAGEMENT

    The executive officers of the Company who also are not Directors as of August 22, 1996 are:

           NAME                                                 POSITION                                          AGE
- ---------------------------  -------------------------------------------------------------------------------      ---

Scott M. Brown               Senior Vice President, General Counsel and Secretary                                     51
Trevor Fetter                Executive Vice President and Chief Financial Officer                                     36
Raymond L. Mathiasen         Senior Vice President and Chief Accounting Officer                                       53

    Scott M. Brown is Senior Vice President, General Counsel and Secretary of the Company. He joined Tenet in 1981. Mr. Brown was elected Secretary in 1984 and Senior Vice President in 1990. He was appointed acting General Counsel in July 1993 and General Counsel in February 1994.

    Trevor Fetter is Executive Vice President and Chief Financial Officer of the Company. Mr. Fetter joined Tenet as an Executive Vice President in October 1995. In March 1996, he was appointed to the additional position of Chief Financial Officer. Mr. Fetter served as Executive Vice President and Chief Financial Officer of Metro-Goldwyn-Mayer, Inc. ("MGM") from 1990 to October 1995, and as Senior Vice President of MGM from 1988 to 1990. From 1982 to 1988, Mr. Fetter worked in the investment banking division of Merrill Lynch Capital Markets.

    Raymond L. Mathiasen is Senior Vice President and, since March 1996, Chief Accounting Officer of the Company. From February 1994 to March 1996, Mr. Mathiasen served as Senior Vice President and Chief Financial Officer of the Company and from September 1993 to February 1994, Mr. Mathiasen served as Senior Vice President and acting Chief Financial Officer. Mr. Mathiasen was elected to the position of Senior Vice President in 1990 and Chief Operating Financial Officer in 1991. Prior to joining Tenet as a Vice President in 1985, he was a partner with Arthur Young & Company (now known as Ernst & Young).

                  PROFESSIONAL AND GENERAL LIABILITY INSURANCE

    The Company insures substantially all of its professional and comprehensive general liability risks in excess of self-insured retentions, which vary by hospital and by policy period from $500,000 to $3 million per occurrence, through an insurance company owned by several healthcare companies and in which the Company has a majority equity interest. A significant portion of these risks is, in turn, reinsured with major independent insurance companies. Through May 31, 1994, the Company insured its professional and comprehensive general liability risks related to its psychiatric and physical rehabilitation hospitals through a wholly owned insurance subsidiary that reinsured risks in excess of $500,000 with major independent insurance companies. The Company has reached the policy limits provided by this insurance subsidiary related to the psychiatric hospitals in certain years. In addition, damages, if any, arising from fraud and conspiracy claims in psychiatric malpractice cases (described under Legal Proceedings below) may not be insured. If actual payments of claims materially exceed projected payments of claims, Tenet's financial condition could be materially adversely affected.

                             INCOME TAX EXAMINATION

    The Internal Revenue Service (the "IRS") currently is examining Tenet's Federal income tax returns for fiscal years 1986 through 1994 and TH Holding's Federal income tax returns for fiscal years 1992 through 1994. The IRS has not yet begun examining any of Tenet's or TH Holding's returns for subsequent years (collectively, the "Open Years"). Various state taxing authorities currently are examining Tenet's and its subsidiaries' income and franchise tax returns for the Open Years. Although the IRS and the states have not proposed any material adjustments to Tenet's returns in the Open Years, there can be no assurance that significant issues will not be raised. While management has no reason to believe that the reserves for tax liabilities it has recorded will be inadequate, if audits of the Open Years or fiscal 1996, for which Tenet has not yet filed a tax return, result in determinations materially in excess of such reserves, Tenet's financial condition could be materially adversely affected. Although, based upon information currently available to it, management believes that additional income tax liabilities, if any, in excess of the recorded reserves for tax liabilities that might be due as a result of any of the foregoing IRS or state examinations cannot reasonably be estimated, management does not believe it is likely that any such additional tax liabilities will have a material adverse effect on the Company's results of operations, liquidity or capital resources.

ITEM 2. PROPERTIES.

    The response to this item is included in Item 1.

ITEM 3. LEGAL PROCEEDINGS.

    The Company continues to defend a greater than normal level of litigation relating to its subsidiaries' former psychiatric operations. The majority of the lawsuits filed contain allegations of medical malpractice as well as allegations of fraud and conspiracy against the Company and certain of its subsidiaries and former employees. Also named as defendants are numerous doctors and other healthcare professionals. The Company believes that the increase in litigation stems, in whole or in part, from advertisements by certain lawyers seeking former psychiatric patients in order to file claims against the Company and certain of its subsidiaries. The advertisements focus, in many instances, on the Company's settlement of past disputes involving the operations of its psychiatric subsidiaries, including the Company's 1994 resolution of the government's investigation and a corresponding criminal plea agreement involving a psychiatric subsidiary of the Company. As previously reported in the Company's Annual Report on Form 10-K for fiscal year 1995, among the suits filed during fiscal 1995 were two lawsuits in Texas state court with approximately 740 individual plaintiffs at present who purport to have been patients in certain Texas psychiatric facilities. During fiscal 1996, 64 plaintiffs voluntarily withdrew from one of the lawsuits and the Company's motion to recuse the original trial judge in that lawsuit has been granted. In the second lawsuit, the Texas Supreme Court has ruled that lead counsel for the plaintiffs may not continue to represent the plaintiffs due to a conflict of interest as asserted by the defendants. Neither of the two cases currently is set for trial.

    During fiscal 1995 and 1996, lawsuits with approximately 210 plaintiffs at present who purport to have been patients in certain Washington, D.C. psychiatric facilities, containing allegations similar to those contained in the Texas cases described above, were filed in the District of Columbia.

    In addition to the above, as previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995, a purported class action was filed in Texas state court in May, 1995, entitled Justin Love vs. National Medical Enterprises, et al. The case contains allegations of fraud and conspiracy similar to those described in the preceding paragraphs. The plaintiff purports to represent all persons who were voluntarily admitted to one of 11 psychiatric hospitals in Texas between January 1, 1981, and December 31, 1991, and who also fit into one or more of eight categories based on such factors as their age at the time of admission, status of their insurance at the time of discharge and whether a certain type of examination was conducted prior to their being admitted. In February 1996, an insurance company that purports to have paid claims on behalf of the potential class intervened in the action and the case was removed to the U.S. District Court in Houston, Texas. A motion by the plaintiffs to remand the case to Texas state court currently is pending. The class has not been certified and the Company believes that the class is not capable of being certified.

    The Company expects that additional lawsuits with similar allegations will be filed. The Company believes it has a number of defenses to each of these actions and will defend the litigation vigorously. Until the lawsuits are resolved, however, the Company will continue to incur substantial legal expenses. Although, based upon information currently available to it, management believes that the amount of damages, if any, in excess of the reserves the Company has recorded for unusual litigation costs that may be awarded in any of the foregoing unresolved legal proceedings cannot reasonably be estimated, management does not believe it is likely that any such damages will have a material adverse effect on the Company's results of operations, liquidity or capital resources. There can be no assurance, however, that the ultimate liability will not exceed such reserves.

    Two additional federal class actions filed in August 1993 and previously reported in the Company's Annual Report on Form 10-K for the fiscal years ended May 31, 1994, and May 31, 1995, were consolidated into one action pending in the U.S. District Court in the Central District of California captioned In re:
National Medical Enterprises Securities Litigation II. These consolidated actions are on behalf of a purported class of shareholders who purchased or sold stock of the Company between January 14, 1993 and August 26, 1993, and allege that each of the defendants violated Section 10(b) of the Securities Exchange Act of 1934. Specifically, plaintiffs allege that each defendant knew or recklessly disregarded that the public statements made by the Company and several of its officers and directors in reports to the Securities and Exchange Commission, in press releases, communications with shareholders, and communications with the financial community were false and misleading because the financial data and projections were based upon a number of alleged illegal practices at many of the Company's psychiatric facilities. Plaintiffs claim that each of the defendants was a direct participant in this wrongdoing and conspired with and aided and abetted each of the other defendants in perpetrating the alleged fraudulent scheme. Based on these claims, plaintiffs seek compensatory damages, injunctive relief, attorneys' fees, interest and costs. The parties commenced a voluntary mediation in July, 1994. The mediation efforts were unsuccessful and in May 1995 the parties agreed to proceed with the litigation. On June 23, 1995, the defendants filed a motion to dismiss and to strike plaintiffs' complaint, which motion is still pending. The Company believes it has meritorious defenses to this action and will defend this litigation vigorously.

    As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995, a total of nine purported class actions, entitled In re: American Medical Holdings, Inc., Shareholders Litigation, C.A. No. 13797, Ruth LeWinter and Raymond Cayuso v. the AMH Directors (with the exception of Harold S. Williams), NME and AMH, Case No. BC-115206, and David F. and Sylvia Goldstein v. O'Leary, NME, AMH, et al., Case No. BC-116104 (the "Merger Class Actions"), were filed challenging the Merger in both Delaware and California. In April 1996, the parties to the Merger Class Actions executed a stipulation of settlement and in August 1996, the court issued an order approving the settlement. Under the terms of that settlement, the Company agreed to pay $350,000 for the plaintiffs' attorneys fees and agreed that for a period of one year following final approval of the settlement it will not engage in any transaction that will be dilutive to existing shareholders without that transaction being approved by a majority of its outside directors.

    In its normal course of business the Company also is subject to claims and lawsuits relating to injuries arising from patient treatment. The Company believes that its liability for damages resulting from such claims and lawsuits in its normal course of business is adequately covered by insurance or is adequately provided for in its consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The response to this item is included on page 48 of the Registrant's Annual Report to Shareholders for the year ended May 31, 1996. The required information hereby is incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA.

    The response to this item is included on page 16 of the Registrant's Annual Report to Shareholders for the year ended May 31, 1996. The required information hereby is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The response to this item is included on pages 17 through 23 of the Registrant's Annual Report to Shareholders for the year ended May 31, 1996. The required information hereby is incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The response to this item is included on pages 24 through 45 and page 48 of the Registrant's Annual Report to Shareholders for the year ended May 31, 1996. The required information hereby is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEMS 10 AND 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION.

    Information concerning the Directors of the Registrant, including executive officers of the Registrant who also are Directors, and other information required by Items 10 and 11, is included on pages 2 through 6 of the definitive Proxy Statement for Registrant's 1996 Annual Meeting of Shareholders and hereby is incorporated by reference. Similar information regarding executive officers of the Registrant who, except as noted therein, are not Directors is set forth on page 20 above. Information regarding compensation of executive officers and Directors of the Registrant is included on pages 9 through 17 and pages 22 through 27 of the definitive Proxy Statement for the Registrant's 1996 Annual Meeting of Shareholders and hereby is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The response to this item is included on pages 7 and 28 of the definitive Proxy Statement for the Registrant's 1996 Annual Meeting of Shareholders. The required information hereby is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The response to this item is included on page 27 of the definitive Proxy Statement for the Registrant's 1996 Annual Meeting of Shareholders. The required information hereby is incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(A) 1. FINANCIAL STATEMENTS.

    The consolidated financial statements to be included in Part II, Item 8, are incorporated by reference to the Registrant's 1996 Annual Report to Shareholders. (See Exhibit (13)).

   2. FINANCIAL STATEMENT SCHEDULES.

    Schedule II -- Valuation and Qualifying Accounts and Reserves (included on page F-1)

All other schedules and Condensed Financial Statements of Registrant are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

   3. EXHIBITS.

    (3) Articles of Incorporation and Bylaws

      (a) Restated Articles of Incorporation of Registrant, as amended October 13, 1987 and June 22, 1995 (Incorporated by reference to Exhibit 3(a) to Registrant's Annual Report on Form 10-K dated August 25, 1995, for the fiscal year ended May 31, 1995)

      (b) Restated Bylaws of Registrant, as amended July 31, 1996

    (4) Instruments Defining the Rights of Security Holders, Including
Indentures

      (a) Indenture, dated as of March 1, 1991, between the Registrant and The Bank of New York, as Trustee, relating to Medium Term Notes

      (b) Indenture, dated as of March 1, 1995, between Tenet and The Bank of New York, as Trustee, relating to 9 5/8% Senior Notes due 2002 (Incorporated by reference to Exhibit 4(a) to Registrant's Quarterly Report on Form 10-Q dated April 14, 1995, for the fiscal quarter ended February 28, 1995)

      (c) Indenture, dated as of March 1, 1995, between Tenet and The Bank of New York, as Trustee, relating to 10 1/8% Senior Subordinated Notes due 2005 (Incorporated by reference to Exhibit 4(b) to Registrant's Quarterly Report on Form 10-Q dated April 14, 1995, for the fiscal quarter ended February 28, 1995)

      (d) Indenture, dated as of October 16, 1995, between Tenet and The Bank of New York, as Trustee, relating to 8 5/8% Senior Notes due 2003

      (e) Indenture, dated as of January 10, 1996, between Tenet and The Bank of New York, as Trustee, relating to 6% Exchangeable Subordinated Notes due 2005 (Incorporated by reference to Exhibit 4(a) to Registrant's Quarterly Report on Form 10-Q dated January 15, 1996, for the fiscal quarter ended November 30, 1995)

      (f) Escrow Agreement, dated as of January 10, 1996, among the Company, NME Properties, Inc., NME Property Holding Co., Inc. and The Bank of New York, as Escrow Agent (Incorporated by reference to Exhibit 4(b) to Registrant's Quarterly Report on Form 10-Q, dated as of January 15, 1996, for the fiscal quarter ended November 30, 1995)

    (10) Material Contracts

      (a) Guaranty Reimbursement Agreement, dated as of January 31, 1990, by and between the Registrant and The Hillhaven Corporation (Incorporated by reference to Exhibit 10(e) to Registrant's Annual Report on Form 10-K dated August 21, 1992, for the fiscal year ended May 31, 1992)

      (b) First Amendment to Guarantee Reimbursement Agreement, dated as of May 30, 1991, by and between the Registrant and The Hillhaven Corporation

      (c) Second Amendment to Guarantee Reimbursement Agreement, dated as of October 2, 1991, between the Registrant and The Hillhaven Corporation (Incorporated by reference to Exhibit 10(w) to Registrant's Annual Report on Form 10-K dated August 21, 1992, for the fiscal year ended May 31, 1992)

      (d) Third Amendment to Guarantee Reimbursement Agreement, dated as of April 1, 1992, between the Registrant and The Hillhaven Corporation (Incorporated by reference to Exhibit 10(dd) to Registrant's Annual Report on Form 10-K dated August 21, 1992, for the fiscal year ended May 31, 1992)

      (e) Fourth Amendment to Guarantee Reimbursement Agreement, dated as of November 12, 1992, between the Registrant and Hillhaven (Incorporated by reference to Exhibit 10(pp) to Registrant's Annual Report on Form 10-K dated August 30, 1993, for the fiscal year ended May 31, 1993)

      (f) Fifth Amendment to Guarantee Reimbursement Agreement, dated as of February 19, 1993, between the Registrant and Hillhaven (Incorporated by reference to Exhibit 10(qq) to Registrant's Annual Report on Form 10-K dated August 30, 1993, for the fiscal year ended May 31, 1993)

      (g) Sixth Amendment to Guarantee Reimbursement Agreement, dated as of May 28, 1993, between the Registrant and Hillhaven (Incorporated by reference to Exhibit 10(RR) to Registrant's Annual Report on Form 10-K dated August 30, 1993, for the fiscal year ended May 31, 1993)

      (h) Seventh Amendment to Guarantee Reimbursement Agreement, dated as of May 28, 1993, between the Registrant and The Hillhaven Corporation (Incorporated by reference to Exhibit 10(h) the Registrant's Annual Report on Form 10-K dated August 25, 1994, for the fiscal year ended May 31, 1994)

      (i) Eighth Amendment to Guarantee Reimbursement Agreement, dated September 2, 1993, between the Registrant and The Hillhaven Corporation (Incorporated by reference to Exhibit 10(i) to Registrant's Annual Report on Form 10-K dated August 25, 1994, for the fiscal year ended May 31, 1994)

      (j) $91,350,000 Amended and Restated Letter of Credit and Reimbursement Agreement, dated as of February 28, 1995, among the Company, as Account Party, and Bank of America National Trust and Savings Association, The Bank of New York, Bankers Trust Company and Morgan Guaranty Trust Company of New York, as Banks, and The Bank of New York, as Issuing Bank (Incorporated by reference to Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q dated April 14, 1995, for the fiscal quarter ended February 28, 1995)

      (k) Amendment to Reimbursement Agreement, dated as of March 1, 1996, among the Company, as Account Party, Bank of America National Trust and Savings Association, The Bank of New York, Bankers Trust Company and Morgan Guaranty Trust Company of New York, as Banks, and The Bank of New York, as the Issuing Bank (Incorporated by reference to Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q, dated as of April 12, 1996, for the fiscal quarter ended February 29, 1996)

      (l) Credit Agreement, dated as of March 1, 1996, among the Company, as Borrower, the Lenders and Managing Agents party thereto, Bank of America National Trust and Savings Association, as Documentation Agent, The Bank of New York as, Syndication Agent, and Morgan Guaranty Trust Company of New York, as Administrative Agent (Incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q, dated as of April 12, 1996, for the fiscal quarter ended February 29, 1996)

      (m) Agreement, dated August 22, 1995, among the Registrant, The Hillhaven Corporation and Vencor, Inc. (Incorporated by reference to Exhibit 10(n) to Registrant's Annual Report on Form 10-K dated August 25, 1995, for the fiscal year ended May 31, 1995)

      (n) Asia Stock Purchase Agreement, dated as of May 24, 1995, between the Registrant and Parkway Holdings Limited (Incorporated by reference to
        Exhibit 10(o) to Registrant's Annual Report on Form 10-K dated August 25, 1995, for the fiscal year ended May 31, 1995)

      (o) Australian Stock Purchase Agreement, dated as of July 5, 1995, between the Registrant and Parkway Holdings Limited (Incorporated by reference to Exhibit 10(p) to Registrant's Annual Report on Form 10-K dated August 25, 1995, for the fiscal year ended May 31, 1995)

      (p) Amending Agreement to the Australia Stock Purchase Agreement, dated as of August 14, 1995, between the Registrant and Parkway Holdings Limited (Incorporated by reference to Exhibit 10(q) to Registrant's Annual Report on Form 10-K dated August 25, 1995, for the fiscal year ended May 31, 1995)

      (q) Letter from the Registrant to Jeffrey C. Barbakow, dated May 26, 1993 (Incorporated by reference to Exhibit 10(l) to Registrant's Annual Report on Form 10-K dated August 30, 1993, for the fiscal year ended May 31, 1993)

      (r) Letter from the Registrant to Jeffrey C. Barbakow, dated June 1, 1993 (Incorporated by reference to Exhibit 10(m) to Registrant's Annual Report on Form 10-K dated August 30, 1993, for the fiscal year ended May 31, 1993)

      (s) Memorandum from the Registrant to Jeffrey C. Barbakow, dated June 14, 1993 (Incorporated by reference to Exhibit 10(n) to Registrant's Annual Report on Form 10-K dated August 30, 1993, for the fiscal year ended May 31, 1993)

      (t) Memorandum of Understanding, dated May 21, 1996, from Jeffrey C. Barbakow to the Company

      (u) Memorandum of Understanding, dated May 21, 1996, from Michael H. Focht, Sr. to the Company

      (v) Executive Officers Relocation Protection Agreement

      (w) Executive Officers Severance Protection Plan

      (x) Board of Directors Retirement Plan, effective January 1, 1985

      (y) First Amendment to Board of Directors Retirement Plan, effective as of August 18, 1993 (Incorporated by reference to Exhibit 10(xx) to Registrant's Annual Report on Form 10-K dated August 30, 1993, for the fiscal year ended May 31, 1993)

      (z) Amendment to Directors Retirement Plan, dated as of April 25, 1994 (Incorporated by reference to Exhibit 10(oo) to Registrant's Annual Report on Form 10-K dated August 25, 1994, for the fiscal year ended May 31, 1994)

      (aa) Supplemental Executive Retirement Plan, as amended May 21, 1986 (Incorporated by reference to Exhibit 10(o) to Registrant's Annual Report on Form 10-K dated August 21, 1992, for the fiscal year ended May 31, 1992)

      (bb) Amendment to Supplemental Executive Retirement Plan, dated as of April 25, 1994 (Incorporated by reference to Exhibit 10(ss) to Registrant's Annual Report on Form 10-K dated August 25, 1994, for the fiscal year ended May 31, 1994)

      (cc) Amendment to Supplemental Executive Retirement Plan, dated as of July 25, 1994 (Incorporated by reference to Exhibit 10(tt) to Registrant's Annual Report on Form 10-K dated August 25, 1994, for the fiscal year ended May 31, 1994)

      (dd) 1994 NME Supplemental Executive Retirement Plan Trust Agreement, dated as of May 25, 1994, as amended July 25, 1994, between the Registrant, and United States Trust Company of New York (Incorporated by reference to Exhibit 10(uu) to Registrant's Annual Report on Form 10-K dated August 25, 1994, for the fiscal year ended May 31, 1994)

      (ee) Long Term Incentive Plan (Incorporated by reference to Exhibit 10(p) to Registrant's Annual Report on Form 10-K dated August 21, 1992, for the fiscal year ended May 31, 1992)

      (ff) 1994 Annual Incentive Plan (Incorporated by reference to Exhibit B to the Definitive Proxy Statement, dated as of August 25, 1994, for the Registrant's 1994 Annual Meeting of Shareholders)

      (gg) Deferred Compensation Plan, effective March 23, 1983

      (hh) First Amendment to Deferred Compensation Plan, dated as of August 15, 1994 (Incorporated by reference to Exhibit 10(zz) to Registrant's Annual Report on Form 10-K dated August 25, 1994, for the fiscal year ended May 31, 1994)

      (ii) 1994 NME Deferred Compensation Plan Trust Agreement, dated as of May 25, 1994, as amended July 25, 1994, between the Registrant and United States Trust Company of New York (Incorporated by reference to Exhibit 10(aaa) to Registrant's Annual Report on Form 10-K dated August 25, 1994, for the fiscal year ended May 31, 1994)

      (jj) 1994 Directors Stock Option Plan (Incorporated by reference to Exhibit A to the Definitive Proxy Statement, dated as of August 25, 1994, for the Registrant's 1994 Annual Meeting of Shareholders)

      (kk) 1991 Stock Incentive Plan

      (ll) 1995 Stock Incentive Plan (Incorporated by reference to Exhibit A to the definitive Proxy Statement, dated as of August 25, 1995, for the Registrant's 1995 Annual Meeting of Shareholders)

      (mm) 1995 Employee Stock Purchase Plan (Incorporated by reference to Exhibit B to the definitive Proxy Statement, dated as of August 25, 1995, for the Registrant's 1995 Annual Meeting of Shareholders)

    (11) Statement Re: Computation of Per Share Earnings, page 31

    (13) 1996 Annual Report to Shareholders of Registrant

    (21) Subsidiaries of the Registrant

    (23) Consent of Experts

      (a) Accountants' Consent and Report on Consolidated Schedule (KPMG Peat Marwick LLP)

    (27) Financial Data Schedule (included only in the EDGAR filing)

(B) REPORTS ON FORM 8-K

    Tenet filed no reports on Form 8-K during the last quarter of the 1996 fiscal year.

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
              (1) STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
                                  (EXHIBIT 11)

                                                     1996         1995         1994         1993         1992
                                                  -----------  -----------  -----------  -----------  -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FOR PRIMARY EARNINGS PER SHARE
Shares outstanding at beginning of period.......      199,938      166,081      165,898      166,963      174,765
Shares issued in connection with merger.........           --        8,358           --           --           --
Shares issued upon exercise of stock options....        1,015          311           60           27          299
Dilutive effect of outstanding stock options....        2,961        2,068        1,114          172          495
Shares issued as grants of restricted stock, net
 of cancellations...............................           --           (1)         (48)         (52)          75
Shares repurchased as treasury stock............           --           --           --         (999)      (4,295)
Shares issued upon conversion of notes and
 debentures.....................................        5,578           --           --           --          529
Other...........................................           --           --           --           --          (15)
                                                  -----------  -----------  -----------  -----------  -----------
Weighted average number of shares and share
 equivalents outstanding........................      209,492      176,817      167,024      166,111      171,853
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------
Income from continuing operations...............  $   398,330  $   194,381  $   215,901  $   263,644  $   218,199
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------
Earnings per share from continuing operations...  $      1.90  $      1.10  $      1.29  $      1.59  $      1.27
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------
FOR FULLY DILUTED EARNINGS PER SHARE
Weighted average number of shares used in
 primary calculation............................      209,492      176,817      167,024      166,111      171,853
Additional dilutive effect of stock options.....          294          203           97           23            1
Assumed conversion of dilutive convertible notes
 and debentures.................................        6,890       13,119       13,966       14,356       20,990
                                                  -----------  -----------  -----------  -----------  -----------
Fully diluted weighted average number of
 shares.........................................      216,676      190,139      181,087      180,490      192,844
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------
Income from continuing operations used in
 primary calculation............................  $   398,330  $   194,381  $   215,901  $   263,644  $   218,199
Adjustments:
Interest expense on convertible debentures......        9,061       14,596       10,537        8,752       23,040
Reduced reimbursement of above interest expense
 by Medicare....................................       (2,422)      (2,203)        (650)        (974)      (3,029)
Income tax on interest less Medicare
 reimbursement..................................       (2,602)      (4,846)      (3,906)      (3,150)      (7,804)
                                                  -----------  -----------  -----------  -----------  -----------
Adjusted income from continuing operations......  $   402,367  $   201,928  $   221,882  $   268,272  $   230,406
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------
Earnings per share from continuing operations...  $      1.86  $      1.06  $      1.23  $      1.49  $      1.19
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------

- ------------------------
(1) All numbers of shares in these tables are weighted on the basis of the number of days the shares were outstanding or assumed to be outstanding during each period.

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 26, 1996.

Tenet Healthcare Corporation

By: /s/ Trevor Fetter                          By: /s/ Scott M. Brown
- --------------------------------------------   --------------------------------------------
Trevor Fetter                                  Scott M. Brown
Executive Vice President and                   Senior Vice President
Chief Financial Officer
(Principal Financial Officer)

By: /s/ Raymond L. Mathiasen
- --------------------------------------------
Raymond L. Mathiasen
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 26, 1996, by the following persons on behalf of the registrant and in the capacities indicated:

                       SIGNATURE                                                   TITLE
- --------------------------------------------------------  --------------------------------------------------------

/s/ Jeffrey C. Barbakow                                   Chairman, Chief Executive Officer
- --------------------------------------------              and Director (Principal Executive
   Jeffrey C. Barbakow                                    Officer)

/s/ Michael H. Focht, Sr.
- --------------------------------------------              President, Chief Operating Officer
   Michael H. Focht, Sr.                                  and Director

                    SIGNATURE                                            TITLE
- -------------------------------------------------  -------------------------------------------------

/s/ Bernice Bratter
- ---------------------------------------            Director
   Bernice Bratter

/s/ Maurice J. DeWald
- ---------------------------------------            Director
   Maurice J. DeWald

/s/ Peter de Wetter
- ---------------------------------------            Director
   Peter de Wetter

/s/ Edward Egbert, M.D.
- ---------------------------------------            Director
   Edward Egbert, M.D.

/s/ Raymond A. Hay
- ---------------------------------------            Director
   Raymond A. Hay

/s/ Lester B. Korn
- ---------------------------------------            Director
   Lester B. Korn

/s/ James P. Livingston
- ---------------------------------------            Director
   James P. Livingston

/s/ Thomas J. Pritzker
- ---------------------------------------            Director
   Thomas J. Pritzker

/s/ Richard S. Schweiker
- ---------------------------------------            Director
   Richard S. Schweiker

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED MAY 31, 1994, 1995 AND 1996
                                 (IN MILLIONS)

                                                       ADDITIONS CHARGED TO:
                                                   ------------------------------
                                    BALANCE AT      CONTINUING                                                  BALANCE AT
                                   BEGINNING OF     OPERATIONS     DISCONTINUED     DEDUCTIONS       OTHER        END OF
                                      PERIOD            (1)         OPERATIONS          (2)        ITEMS (3)      PERIOD
                                  ---------------  -------------  ---------------  -------------  -----------  -------------

Allowance for
 doubtful accounts
  1994..........................     $     115       $     111       $      35       $    (128)    $     (56)    $      77
  1995..........................     $      77       $     140       $      25       $    (153)    $      95     $     184
  1996..........................     $     184       $     290              --       $    (331)    $      13     $     156

- ------------------------
(1) Before considering recoveries on accounts or notes previously written off.
(2) Accounts written off.
(3) Beginning balances of purchased businesses, net of balances of businesses sold.