Form 10-Q
period 1996-08-31
TENET HEALTHCARE CORP
filed 1996-10-11
CIK 70318

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

                         FOR THE QUARTERLY PERIOD ENDED
                                AUGUST 31, 1996.

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ....... TO ........

                          COMMISSION FILE NUMBER I-7293

--------------------------------------------------------------------------------
                          TENET HEALTHCARE CORPORATION
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

                 NEVADA                                    95-2557091
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)


                                3820 STATE STREET
                            SANTA BARBARA, CA  93105
                    (Address of principal executive offices)
                                 (805) 563-7000
              (Registrant's telephone number, including area code)

                                -----------------

       INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:    YES  X     NO
                                          ---       ---

     AS OF SEPTEMBER 30, 1996 THERE WERE 217,052,014 SHARES OF $0.075 PAR VALUE COMMON STOCK OUTSTANDING.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            TENET HEALTHCARE CORPORATION

                                      INDEX


                                                                            Page
                                                                            ----
                           PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets - May 31, 1996
               and August 31, 1996  . . . . . . . . . . . . . . . . . . .     2


          Condensed Consolidated Statements of Income - Three Months
               Ended August 31, 1995 and 1996 . . . . . . . . . . . . . .     4


          Condensed Consolidated Statements of Cash Flows - Three Months
               Ended August 31, 1995 and 1996 . . . . . . . . . . . . . .     5

          Notes to Condensed Consolidated Financial Statements  . . . . .     6


Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations  . . . . . . . . . . . . . . . .     8

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .     14


Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .     14
          Signature . . . . . . . . . . . . . . . . . . . . . . . . . . .     15

----------
Note: Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                          TENET HEALTHCARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               MAY 31,      AUGUST 31,
                                                                                1996          1996
                                                                              --------      --------
                                                                                    (IN MILLIONS)
                             ASSETS
Current assets:
     Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . .    $   89.2       $  104.1
     Short-term investments, at cost which approximates market  . . . . .       111.8          105.2

     Accounts and notes receivable, less allowance for doubtful accounts
          ($156.0 at May 31 and $154.8 at August 31)  . . . . . . . . . .       838.4          884.8
     Inventories of supplies, at cost . . . . . . . . . . . . . . . . . .       127.6          131.9
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . .       278.9          269.9
     Prepaid expenses and other current assets  . . . . . . . . . . . . .        98.9           80.3
                                                                             --------       --------
               Total current assets . . . . . . . . . . . . . . . . . . .     1,544.8        1,576.2
                                                                             --------       --------
Investments and other assets  . . . . . . . . . . . . . . . . . . . . . .       517.7          521.4

Property and equipment, at cost . . . . . . . . . . . . . . . . . . . . .     4,597.7        4,701.8
     Less accumulated depreciation and amortization . . . . . . . . . . .       948.9        1,012.8
                                                                             --------       --------

     Net property and equipment . . . . . . . . . . . . . . . . . . . . .     3,648.8        3,689.0
                                                                             --------       --------
Intangible assets, at cost less accumulated amortization
     ($123.0 at May 31 and $136.8 at August 31) . . . . . . . . . . . . .     2,621.1        2,638.9
                                                                             --------       --------
                                                                             $8,332.4       $8,425.5
                                                                             --------       --------
                                                                             --------       --------

                          TENET HEALTHCARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               MAY 31,      AUGUST 31,
                                                                                1996          1996
                                                                              --------      --------
                                                                                    (IN MILLIONS)
               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt  . . . . . . . . . . . . . . . . .   $   60.0       $   40.4
     Short-term borrowings and notes  . . . . . . . . . . . . . . . . . .        2.0           18.1

     Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . .      380.4          320.5
     Accrued employee compensation and benefits   . . . . . . . . . . . .      120.4          137.8
     Accrued interest payable   . . . . . . . . . . . . . . . . . . . . .       68.1           83.4
     Income taxes payable   . . . . . . . . . . . . . . . . . . . . . . .       32.8           49.3

     Other current liabilities  . . . . . . . . . . . . . . . . . . . . .      470.8          373.2
                                                                            --------       --------
               Total current liabilities  . . . . . . . . . . . . . . . .    1,134.5        1,022.7
                                                                            --------       --------
Long-term debt, net of current portion  . . . . . . . . . . . . . . . . .    3,191.1        3,183.4

Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . .      394.0          429.9
Other long-term liabilities and minority interests  . . . . . . . . . . .      976.5        1,025.7

Shareholders' equity:
     Common stock, $0.075 par value; authorized 450,000,000 shares;
          218,713,406 shares issued at May 31, 1996 and 219,232,999
          shares issued at August 31, 1996  . . . . . . . . . . . . . . .       16.4           16.4

     Other shareholders' equity                                              2,660.3        2,786.1
     Less common stock in treasury, at cost, 2,790,967 shares at May
          31, 1996 and 2,676,091 shares at August 31, 1996  . . . . . . .      (40.4)         (38.7)
                                                                            --------       --------

               Total shareholders' equity   . . . . . . . . . . . . . . .    2,636.3        2,763.8
                                                                            --------       --------
                                                                            $8,332.4       $8,425.5
                                                                            --------       --------
                                                                            --------       --------

    See accompanying Notes to Condensed Consolidated Financial Statements and Management's
          Discussion and Analysis of Financial Condition and Results of Operations.

                          TENET HEALTHCARE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                   THREE MONTHS ENDED AUGUST 31, 1995 AND 1996

                                                                            1995            1996
                                                                          --------        --------
                                                                       (IN MILLIONS, EXCEPT PER SHARE AND
                                                                                   SHARE AMOUNTS)

Net operating revenues  . . . . . . . . . . . . . . . . . . . . . . .   $    1,283.9    $   1,438.6
                                                                        ------------    -----------

Operating expenses:
     Salaries and benefits  . . . . . . . . . . . . . . . . . . . . .          502.2          568.7
     Supplies   . . . . . . . . . . . . . . . . . . . . . . . . . . .          178.7          191.0

     Provision for doubtful accounts  . . . . . . . . . . . . . . . .           67.3           74.5
     Other operating expenses   . . . . . . . . . . . . . . . . . . .          281.6          321.7
     Depreciation   . . . . . . . . . . . . . . . . . . . . . . . . .           61.4           63.2
     Amortization   . . . . . . . . . . . . . . . . . . . . . . . . .           18.8           20.9
                                                                        ------------    -----------
Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . .          173.9          198.6
                                                                        ------------    -----------

Interest expense, net of capitalized portion  . . . . . . . . . . . .          (77.1)         (71.0)
Investment earnings   . . . . . . . . . . . . . . . . . . . . . . . .            7.3            4.8
Equity in earnings of unconsolidated affiliates   . . . . . . . . . .            6.9            0.6

Minority interests in income of consolidated subsidiaries   . . . . .           (5.6)          (4.6)
Gains on sales of facilities  . . . . . . . . . . . . . . . . . . . .          123.5              -
                                                                        ------------    -----------
Income before income taxes  . . . . . . . . . . . . . . . . . . . . .          228.9          128.4

Taxes on income   . . . . . . . . . . . . . . . . . . . . . . . . . .         (110.6)         (56.0)
                                                                        ------------    -----------
Net income      . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      118.3   $       72.4
                                                                        ------------    -----------
                                                                        ------------    -----------

Earnings per share:
     Primary    . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       0.59   $       0.33
     Fully diluted  . . . . . . . . . . . . . . . . . . . . . . . . .   $       0.56   $       0.33

Weighted average shares and share equivalents outstanding - primary .    201,890,477    219,640,626


    See accompanying Notes to Condensed Consolidated Financial Statements and Management's
          Discussion and Analysis of Financial Condition and Results of Operations.

                          TENET HEALTHCARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED AUGUST 31, 1995 AND 1996

                                                                                    1995          1996
                                                                                  -------        -------
                                                                                      (IN MILLIONS)

Net cash provided by operating activities, including net expenditures
     for discontinued operations and restructuring charges  . . . . . . .         $  60.8        $  39.3
                                                                                  -------        -------

Cash flows from investing activities:
     Proceeds from sales of facilities and other assets   . . . . . . . .           231.3           40.3
     Purchases of property and equipment  . . . . . . . . . . . . . . . .           (95.1)         (43.4)

     Purchases of new businesses, net of cash acquired  . . . . . . . . .          (224.3)         (79.2)
     Collection of note receivable  . . . . . . . . . . . . . . . . . . .               -           67.1
     Other items  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (8.4)          (0.5)

                                                                                  -------        -------
          Net cash used in investing activities   . . . . . . . . . . . .           (96.5)         (15.7)
                                                                                  -------        -------

Cash flows from financing activities:
     Proceeds from borrowings   . . . . . . . . . . . . . . . . . . . . .           244.2          207.0
     Payments of borrowings   . . . . . . . . . . . . . . . . . . . . . .          (258.3)        (222.6)

     Proceeds from stock options exercised  . . . . . . . . . . . . . . .             1.2            7.8
     Sales of common stock under employee stock purchase plan   . . . . .               -            2.1
     Dividends to minority interests  . . . . . . . . . . . . . . . . . .               -           (3.0)

                                                                                  -------        -------
          Net cash used in financing activities   . . . . . . . . . . . .           (12.9)          (8.7)
                                                                                  -------        -------

Net increase (decrease) in cash and cash equivalents  . . . . . . . . . .           (48.6)          14.9
Cash and cash equivalents at beginning of year  . . . . . . . . . . . . .           155.0           89.2
                                                                                  -------        -------

Cash and cash equivalents at end of period  . . . . . . . . . . . . . . .         $ 106.4        $ 104.1
                                                                                  -------        -------
                                                                                  -------        -------
Supplemental disclosures:

     Interest paid, net of amounts capitalized  . . . . . . . . . . . . .         $  41.4        $  54.4
     Income taxes paid, net of refunds received   . . . . . . . . . . . .               -           20.5


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

2. The Company's net operating revenues consist primarily of net patient service revenues, which are based on established billing rates less applicable allowances and discounts. These allowances and discounts, primarily for patients covered by Medicare, Medicaid and other contractual programs, amounted to $1.7 billion and $1.4 billion for the three-month periods ended August 31, 1996 and 1995, respectively.

3. During the three-month period ended August 31, 1996, actual costs incurred and charged against the Company's reserves for discontinued operations were approximately $13.5 million. Costs incurred and charged against restructuring reserves were approximately $3.1 million. These reserves are included in other current liabilities or other long-term liabilities in the Company's balance sheets at May 31, 1996 and August 31, 1996.

4. During the quarter ended August 31, 1996, the Company acquired Hialeah Hospital, a 378-bed acute care hospital in Hialeah, Florida for $67.1 million in cash. The Company also acquired several physician practices during the quarter. All of these transactions were accounted for as purchases. The results of operations of the acquired businesses have been included in the Company's Consolidated Statements of Income from the dates of acquisition. On October 4, 1996, the Company acquired the Lloyd Noland Hospital, a 319-bed acute care hospital in Birmingham, Alabama.

                          TENET HEALTHCARE CORPORATION

5. As a result of the redemption and/or conversion of all of the Company's convertible subordinated floating-rate debentures during the year ended May 31, 1996, there are no potentially dilutive securities except for employee stock options. Consequently, primary and fully-diluted earnings per share for the quarter ended August 31, 1996 are the same. Fully-diluted earnings per share for the quarter ended August 31, 1995 include the effects of the convertible subordinated floating-rate debentures which were outstanding during the period.

6. On August 30, 1996 the Company announced that it would redeem all of its then outstanding 11% Senior Notes due 2000 for $1,031.40 per $1,000 principal amount, on October 15, 1996, and pay accrued interest of $55.00 per original principal amount through the redemption date.

7. There have been no material changes to the description of i) Professional and General Liability Insurance set forth in Note 7A or ii) Significant Legal Proceedings set forth in Note 7B. Although, based upon information currently available to it, management believes that the amount of damages, if any, in excess of the reserves for unusual litigation costs that may be awarded in any of the unresolved legal proceedings cannot reasonably be estimated, management does not believe it is likely that any such damages will have a material adverse effect on the Company's results of operations, liquidity or capital resources.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity for the quarter ended August 31, 1996 was derived principally from the cash proceeds of operating activities and borrowings under the Company's unsecured revolving bank credit agreement. Net cash provided by operating activities for the quarter was $39.3 million after expenditures of $16.6 million for discontinued operations and restructuring charges. Net cash provided by operating activities in the year ago quarter was $60.8 million after expenditures of $16.3 million for discontinued operations and restructuring charges. The above liquidity, along with the availability of credit under the Company's unsecured revolving credit agreement, should be adequate to meet debt service requirements and to finance planned capital expenditures, acquisitions and other known operating needs, over the short-term (up to 18 months) and the long-term (18 months to three years).

     The Company's cash and cash equivalents at August 31, 1996 were $104.1 million, an increase of $14.9 million over May 31, 1996. Working capital at August 31, 1996 was $553.5 million, compared to $410.3 million at May 31, 1996.

     Cash proceeds from the sale of property and equipment in the quarter ended August 31, 1996 were $40.3 million, primarily from the sale of the Company's former corporate headquarters building in Santa Monica, California.

     Cash payments for property and equipment were $43.4 million in the quarter ended August 31, 1996, compared to $95.1 million in the quarter ended August 31, 1995. Capital expenditures for the Company, before any significant acquisitions of facilities and other healthcare operations, are expected to be approximately $300.0 million to $400.0 annually. Such capital expenditures relate primarily to the development of healthcare services networks in selected geographic areas, design and construction of new buildings, expansion and renovation of existing facilities, equipment additions and replacements, introduction of new medical technologies and various other capital improvements.

     The Company's strategy includes the pursuit of growth through joint ventures, including the development of integrated healthcare systems in certain strategic geographic areas, hospital acquisitions and physician practice acquisitions. All or portions of this growth may be financed through available credit under the existing credit facility or, depending on capital market conditions, sale of additional debt or equity securities or other bank borrowings. The Company's unused borrowing capacity under its unsecured revolving credit agreement was $566.0 million as of August 31, 1996.

     The Company's unsecured revolving credit agreement and the indentures governing the senior notes and the senior subordinated notes have, among other requirements, affirmative, negative and financial covenants with which the Company must comply. These covenants include, among other requirements, limitations on borrowings by, and liens on the assets of, the Company and its subsidiaries, investments, the sale of all or substantially all assets and prepayment of subordinated debt, a prohibition against the Company declaring or paying dividends

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


on or purchasing its common stock unless its senior long-term unsecured debt securities are rated BBB- or higher by Standard and Poors' Rating Services and Baa3 or higher by Moody's Investors Service, Inc. and covenants regarding maintenance of specified levels of net worth, debt ratios and fixed-charge coverage ratios. The Company is in compliance with its loan covenants.

RESULTS OF OPERATIONS

     Income before income taxes was $128.4 million in the quarter ended August 31, 1996, compared with $228.9 million in the quarter ended August 31, 1995. The prior-year quarter includes $123.5 million in gains on sales of facilities during the quarter, primarily the sales of the Company's interests in its hospitals in Singapore. Excluding these gains, pre-tax income for the quarter ended August 31, 1995 was $105.4 million.

The following is a summary of operations for the quarters ended August 31, 1995 and 1996.


                                                         1995            1996             1995           1996
                                                       --------        --------          ------         ------
                                                         (DOLLARS IN MILLIONS)       (% OF NET OPERATING REVENUES)

Net operating revenues:
     Domestic general hospitals   . . . . . . . .      $1,175.2        $1,289.3           91.5%          89.6%
     Other domestic operations(1)   . . . . . . .          74.8           149.3            5.8%          10.4%
     International operations   . . . . . . . . .          33.9             0.0            2.7%           0.0%
                                                       --------        --------          ------         ------
Net operating revenues  . . . . . . . . . . . . .       1,283.9         1,438.6          100.0%         100.0%
                                                       --------        --------          ------         ------
Operating expenses:
     Salaries and benefits  . . . . . . . . . . .        (502.2)         (568.7)          39.1%          39.5%
     Supplies   . . . . . . . . . . . . . . . . .        (178.7)         (191.0)          14.0%          13.3%
     Provision for doubtful accounts  . . . . . .         (67.3)          (74.5)           5.2%           5.2%
     Other operating expenses   . . . . . . . . .        (281.6)         (321.7)          21.9%          22.4%
     Depreciation   . . . . . . . . . . . . . . .         (61.4)          (63.2)           4.8%           4.4%
     Amortization   . . . . . . . . . . . . . . .         (18.8)          (20.9)           1.5%           1.4%
                                                       --------        --------          ------         ------
Operating income  . . . . . . . . . . . . . . . .        $173.9          $198.6           13.5%          13.8%
                                                       --------        --------          ------         ------
                                                       --------        --------          ------         ------


1 NET OPERATING REVENUES OF OTHER DOMESTIC OPERATIONS CONSIST PRIMARILY OF REVENUES FROM (I) PHYSICIAN PRACTICES, (II) THE COMPANY'S REHABILITATION HOSPITALS, LONG-TERM CARE FACILITIES AND PSYCHIATRIC HOSPITALS THAT ARE LOCATED ON OR NEAR THE SAME CAMPUSES AS THE COMPANY'S GENERAL HOSPITALS;
     (III) HEALTHCARE JOINT VENTURES OPERATED BY THE COMPANY; (IV) SUBSIDIARIES OF THE COMPANY OFFERING HEALTH MAINTENANCE ORGANIZATIONS, PREFERRED PROVIDER ORGANIZATIONS AND INDEMNITY PRODUCTS; AND (V) REVENUES EARNED BY THE COMPANY IN CONSIDERATION OF THE GUARANTEES OF CERTAIN INDEBTEDNESS AND LEASES OF THIRD PARTIES.

     Operating income increased by $24.7 million (or 14.2%) to $198.6 million for the quarter ended August 31, 1996 from $173.9 million for the quarter ended August 31, 1995. The operating margin for the current quarter increased to 13.8% from 13.5% a year ago. The increase in the operating margin is due primarily to effective cost-control programs in the hospitals and the continuing implementation of overhead reduction plans.

     The table below sets forth certain selected historical operating statistics for the Company's domestic general hospitals.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                                                 THREE MONTHS ENDED AUGUST 31,
                                                           ------------------------------------------
                                                                                            INCREASE
                                                               1995           1996         (DECREASE)
                                                           ----------     ----------       ----------

Number of hospitals (at end of period)  . . . . . . .              72             75            3
Licensed beds (at end of period)  . . . . . . . . . .          16,210         17,031          5.1%
Net inpatient revenues (in millions)  . . . . . . . .      $    787.3     $    858.2          9.0%
Net outpatient revenues (in millions) . . . . . . . .      $    365.3     $    410.5         12.4%
Admissions      . . . . . . . . . . . . . . . . . . .         111,503        122,210          9.6%
Equivalent admissions   . . . . . . . . . . . . . . .         156,687        177,597         13.3%
Average length of stay (days)   . . . . . . . . . . .             5.6            5.4         (0.2) *
Patient days    . . . . . . . . . . . . . . . . . . .         619,226        665,006          7.4%
Equivalent patient days   . . . . . . . . . . . . . .         860,955        955,578         11.0%
Net inpatient revenues per patient day  . . . . . . .          $1,271         $1,291          1.6%
Net inpatient revenues per admission  . . . . . . . .          $7,061         $7,022         (0.6)%
Utilization of licensed beds  . . . . . . . . . . . .           43.4%          42.4%         (1.0)%*
Outpatient visits   . . . . . . . . . . . . . . . . .       1,278,757      1,540,745         20.5%




*The change is the difference between 1996 and 1995 amounts shown.

The table below sets forth certain selected operating statistics for the Company's domestic general hospitals on a same-store basis:

                                                                 THREE MONTHS ENDED AUGUST 31,
                                                           ------------------------------------------
                                                                                            INCREASE
                                                               1995           1996         (DECREASE)
                                                           ----------     ----------       ----------
Number of hospitals   . . . . . . . . . . . . . . . .              69             69            0
Average licensed beds   . . . . . . . . . . . . . . .          15,287         15,270         (0.1)%
Patient days    . . . . . . . . . . . . . . . . . . .         604,800        598,821         (1.0)%
Net inpatient revenues per patient day  . . . . . . .          $1,274         $1,308          2.7%
Admissions      . . . . . . . . . . . . . . . . . . .         109,376        110,205          0.8%
Net inpatient revenues per admission  . . . . . . . .          $7,046         $7,107          0.9%
Outpatient visits   . . . . . . . . . . . . . . . . .       1,251,706      1,391,525         11.2%
Average length of stay (days)   . . . . . . . . . . .             5.5            5.4         (0.1) *

*The change is the difference between 1996 and 1995 amounts shown.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     There continue to be increases in inpatient acuity and intensity as less intensive services shift from inpatient to outpatient settings or to alternative healthcare delivery services because of technological improvements and continued pressures by payors to reduce admissions and lengths of stay.

     The Medicare program accounted for 38.2% of the net patient revenues of the Company's domestic general hospitals for the three months ended August 31, 1996, compared with 38.4% for the prior year quarter. Historically, rates paid under Medicare's prospective payment system for inpatient services have increased, but such increases have been less than cost increases. Payments for Medicare outpatient services presently are cost reimbursed, but there are certain proposals pending that would convert Medicare reimbursement for outpatient services to a prospective payment system which, if implemented, may result in reduced payments. Medicaid programs in certain states in which the Company operates also are undergoing changes that will result in reduced payments to hospitals.

     The Company has implemented hospital cost-control programs and overhead reductions and is forming integrated healthcare delivery systems to address the prospect of reduced payments. Pressures to control healthcare costs have resulted in an increase in the percentage of revenues attributable to managed care payors. The Company anticipates that its managed care business will increase in the future.

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

     Net operating revenues from the Company's other domestic operations increased 99.6% to $149.3 million for the three months ended August 31, 1996, compared to $74.8 million for the prior year period, representing an increase of $74.5 million. This increase primarily reflects continued growth of physician practices and National Health Plans, the Company's HMO and insurance subsidiary.

     Net operating revenues from the Company's former international operations were $33.9 million in the quarter ended August 31, 1995. During and subsequent to that fiscal quarter, the Company sold all of its hospitals and related healthcare businesses in Singapore and Australia.

     Operating expenses, which include salaries and benefits, supplies, provision for doubtful accounts, depreciation and amortization, and other operating expenses, were $1,240.0 million for the quarter ended August 31, 1996 and $1,110.0 million for the prior year quarter. Operating margins for the quarters ended August 31, 1996 and 1995 were 13.8% and 13.5%, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Salaries and benefits expense as a percentage of net operating revenues was 39.5% in the quarter ended August 31, 1996 and 39.1% in the prior year quarter. The increase is primarily due to acquisitions of physician practices.

     Supplies expense as a percentage of net operating revenues was 13.3% in the quarter ended August 31, 1996 and 14.0% in the prior year quarter. The Company has reduced supplies expense through fully incorporating acquired facilities into the Company's group purchasing program.

     The provision for doubtful accounts as a percentage of net operating revenues was 5.2% for the quarter ended August 31, 1996, and the prior year quarter. The Company, through its collection subsidiary, Syndicated Office Systems, has been establishing improved follow-up collection systems by consolidating the collection of accounts receivable in all the Company's facilities.

     Other operating expenses as a percentage of net operating revenues was 22.4% for the quarter ended August 31, 1996 and 21.9% in the prior year quarter. The increase is primarily attributable to acquisitions since August 31, 1995.

     Depreciation and amortization expense as a percentage of net operating revenues was 5.8% in the quarter ended August 31, 1996, and 6.3% in the prior year quarter.

     Interest expense, net of capitalized interest, was $71.0 million in the quarter ended August 31, 1996 and $77.1 million in the prior year quarter. The reduction is due to lower borrowings and interest rates in the current period.

     Investment earnings were $4.8 million in the quarter ended August 31, 1996, compared with $7.3 million in the quarter ended August 31, 1995. Investment earnings are derived primarily from notes receivable and investments in debt and equity securities.

     Equity in earnings of unconsolidated affiliates was $639 thousand in the quarter ended August 31, 1996, compared to $6.9 million in the quarter ended August 31, 1995. The prior year quarter included $6.1 million in earnings from two unconsolidated affiliates that were sold during fiscal 1996 and two in which the Company's ownership interest was reduced and thus they are no longer accounted for on the equity method of accounting. These latter two investments are now carried in the Company's balance sheet at their fair value.

     Minority interests in the income of consolidated subsidiaries was $4.6 million during the quarter ended August 31, 1996, compared to $5.6 million in the year ago quarter. The decrease is largely due to the sale of the Company's interests in Australia during fiscal 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Taxes on income as a percentage of income before income taxes were 43.6% in the August 31, 1996 quarter compared with 48.3% in the prior year quarter. The difference between the Company's effective income tax rate and the statutory federal income tax rate is shown below:

                                                                                  August 31,
                                                          --------------------------------------------------------
                                                                   1995                             1996

                                                          -----------------------           ----------------------
                                                           Amount         Percent           Amount         Percent

                                                          --------        -------           ------         -------
                                                         (in millions of dollars and as a percent of pretax income)
Tax provision at statutory federal rate   . . . . . .     $80.1            35.0%             $44.9          35.0%
State income taxes, net of federal income tax
     benefit  . . . . . . . . . . . . . . . . . . . .      $9.6             4.2%              $5.3           4.1%
Gains on sales of foreign subsidiary's assets   . . .     $16.3             7.1%                 -             -
Other   . . . . . . . . . . . . . . . . . . . . . . .     $(0.4)           (0.2)%             $0.1           0.1%
                                                          ------          -------           ------         -----
Taxes on income and effective tax rates   . . . . . .    $105.6            46.1%             $50.3          39.2%

     Amortization of the goodwill resulting from the AMH merger is a noncash charge, and provides no income tax benefits.

BUSINESS OUTLOOK

     The continuing challenge facing the Company and the healthcare industry as a whole is to continue to provide quality patient care in an environment of rising costs, strong competition for patients and a general reduction of reimbursement rates by both private and public payors. Because of national, state and private industry efforts to reform healthcare delivery and payment systems, the healthcare industry faces increased uncertainty. The Company is unable to predict whether any healthcare legislation at the federal or state level will be passed in the future, but it continues to monitor all proposed legislation and analyze its potential impact in order to formulate the Company's future business strategies.

                             PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

            Material Developments in Previously Reported Legal Proceedings:

            There have been no material developments in the legal proceedings described in the Company's Annual Report on Form 10-K for its fiscal year ended May 31, 1996.

Items 2, 3, 4 and 5 are not applicable.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits.

                  (11) (Page 16) Statement Re: Computation of Per Share Earnings for the three months ended August 31, 1995 and 1996.

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

                                       TENET HEALTHCARE CORPORATION
                                                (Registrant)



Date: October 11, 1996                       /s/ TREVOR FETTER
                                       ------------------------------
                                                Trevor Fetter
                                          Executive Vice President,
                                           Chief Financial Officer
                                         (Principal Financial Officer)




                                          /s/ RAYMOND L. MATHIASEN
                                       ------------------------------
                                             Raymond L. Mathiasen
                                            Senior Vice President,
                                           Chief Accounting Officer
                                        (Principal Accounting Officer)