Form 10-Q
period 1996-11-30
TENET HEALTHCARE CORP
filed 1997-01-13
CIK 70318

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

              /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE QUARTERLY PERIOD ENDED
                                  NOVEMBER 30, 1996.

                                          OR

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

                             ----------------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:    YES  X     NO

     AS OF DECEMBER 31, 1996 THERE WERE 220,051,491 SHARES OF $0.075 PAR VALUE COMMON STOCK OUTSTANDING.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          TENET HEALTHCARE CORPORATION

                                      INDEX

                                                                            Page
                                                                            ----
                         PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets - May 31, 1996
              and November 30, 1996. . . . . . . . . . . . . . . . . .       2

          Condensed Consolidated Statements of Income - Three
              Months and Six Months Ended November 30, 1995
              and 1996 . . . . . . . . . . . . . . . . . . . . . . . .       4

          Condensed Consolidated Statements of Cash Flows -
               Six Months Ended November 30, 1995 and 1996 . . . . . .       5

          Notes to Condensed Consolidated Financial Statements . . . .       6


Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . .       8



                           PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .      15


Item 4.   Submissions of Matters to a Vote of Security
          Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .      15


Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .      15


          Signature. . . . . . . . . . . . . . . . . . . . . . . . . .      16


---------------
Note:  Items 2, 3 and 5 of Part II are omitted because they are not applicable.

                          TENET HEALTHCARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           MAY 31,  NOVEMBER 30,
                                                             1996       1996
                                                          --------- -----------
                                                           (DOLLARS IN MILLIONS)


                                     ASSETS

Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . .    $    89.2  $   56.8
  Short-term investments, at cost which approximates
     market. . . . . . . . . . . . . . . . . . . . . .        111.8     103.1
  Accounts and notes receivable, less allowance for
     doubtful accounts ($156.0 at May 31 and
     $182.2 at November 30). . . . . . . . . . . . . .        838.4   1,006.3
  Inventories of supplies, at cost . . . . . . . . . .        127.6     134.7
  Deferred income taxes. . . . . . . . . . . . . . . .        278.9     253.6
  Prepaid expenses and other current assets. . . . . .         98.9      81.3
                                                          ---------  --------
         Total current assets. . . . . . . . . . . . .      1,544.8   1,635.8
                                                          ---------  --------

Investments and other assets . . . . . . . . . . . . .        517.7     505.9


Property and equipment, at cost. . . . . . . . . . . .      4,597.7   4,789.9
  Less accumulated depreciation and amortization . . .        948.9   1,051.8
                                                          ---------  --------
  Net property and equipment . . . . . . . . . . . . .      3,648.8   3,738.1
                                                          ---------  --------

Intangible assets, at cost less accumulated
     amortization ($123.0 at May 31 and $160.5
     at November 30) . . . . . . . . . . . . . . . . .      2,621.1   2,692.7
                                                          ---------  --------
                                                           $8,332.4  $8,572.5
                                                          ---------  --------
                                                          ---------  --------

                          TENET HEALTHCARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           MAY 31,  NOVEMBER 30,
                                                             1996       1996
                                                          --------- -----------
                                                           (DOLLARS IN MILLIONS)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt . . . . . . . . .    $   60.0  $    41.6
   Short-term borrowings and notes . . . . . . . . . .         2.0        2.8
   Accounts payable. . . . . . . . . . . . . . . . . .       380.4      266.7
   Accrued employee compensation and benefits. . . . .       120.4      136.2
   Accrued interest payable. . . . . . . . . . . . . .        68.1       71.0
   Income taxes payable. . . . . . . . . . . . . . . .        32.8       16.0
   Other current liabilities . . . . . . . . . . . . .       470.8      410.6
                                                          ---------  --------
         Total current liabilities . . . . . . . . . .     1,134.5      944.9
                                                          ---------  --------

Long-term debt, net of current portion . . . . . . . .     3,191.1    3,332.5
Deferred income taxes. . . . . . . . . . . . . . . . .       394.0      424.5
Other long-term liabilities and minority interests . .       976.5    1,024.4

Shareholders' equity:
   Common stock, $0.075 par value; authorized
         450,000,000 shares; 218,713,406 shares
         issued at May 31, 1996 and 219,981,043
         shares issued at November 30, 1996. . . . . .        16.4       16.5
   Other shareholders' equity. . . . . . . . . . . . .     2,660.3    2,868.4
   Less common stock in treasury, at cost,
         2,790,967 shares at May 31, 1996 and
         2,676,091 shares at November 30, 1996 . . . .       (40.4)     (38.7)
                                                          ---------  --------
           Total shareholders' equity. . . . . . . . .     2,636.3    2,846.2
                                                          ---------  --------
                                                         $ 8,332.4  $ 8,572.5
                                                          ---------  --------
                                                          ---------  --------


           See accompanying Notes to Condensed Consolidated Financial
        Statements and Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                          TENET HEALTHCARE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

          THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 1995 AND 1996



                                                                  THREE MONTHS                    SIX MONTHS
                                                            -------------------------     -------------------------
                                                               1995           1996           1995            1996
                                                            ----------    -----------     ----------     ----------
                                                              (DOLLARS IN MILLIONS, EXCEPT PER SHARE AND SHARE
                                                                                       AMOUNTS)

Net operating revenues . . . . . . . . . . . . . . . .       $ 1,370.9      $ 1,476.1      $ 2,654.8      $ 2,914.7
                                                            ----------    -----------     ----------     ----------
Operating expenses:
   Salaries and benefits . . . . . . . . . . . . . . .           544.7          581.4        1,046.9        1,150.1
   Supplies. . . . . . . . . . . . . . . . . . . . . .           186.0          204.1          364.7          395.1
   Provision for doubtful accounts . . . . . . . . . .            69.7           78.7          137.0          153.2
   Other operating expenses. . . . . . . . . . . . . .           296.7          320.2          578.3          641.9
   Depreciation. . . . . . . . . . . . . . . . . . . .            61.3           63.8          122.7          127.0
   Amortization. . . . . . . . . . . . . . . . . . . .            21.2           21.7           40.0           42.6
                                                            ----------    -----------     ----------     ----------
Operating income . . . . . . . . . . . . . . . . . . .           191.3          206.2          365.2          404.8
                                                            ----------    -----------     ----------     ----------
Interest expense, net of capitalized portion . . . . .           (81.3)         (70.1)        (158.4)        (141.1)
Investment earnings. . . . . . . . . . . . . . . . . .             5.4            5.5           12.7           10.3
Equity in earnings of unconsolidated affiliates. . . .             7.1            0.7           14.0            1.3
Minority interests . . . . . . . . . . . . . . . . . .            (5.0)          (5.5)         (10.6)         (10.1)
Gains on sales of facilities . . . . . . . . . . . . .           171.1             -           294.6            -
Gain on subsidiary's sale of common stock . . . . .               17.3             -            17.3            -
                                                            ----------    -----------     ----------     ----------
Income before income taxes . . . . . . . . . . . . . .           305.9          136.8          534.8          265.2
Taxes on income. . . . . . . . . . . . . . . . . . . .          (123.1)         (60.0)        (233.7)        (116.0)
                                                            ----------    -----------     ----------     ----------
Net income . . . . . . . . . . . . . . . . . . . . . .       $   182.8      $    76.8      $   301.1      $   149.2
                                                            ----------    -----------     ----------     ----------
                                                            ----------    -----------     ----------     ----------

Earnings per share:
   Primary . . . . . . . . . . . . . . . . . . . . . .       $    0.90      $    0.35      $    1.48     $     0.68
   Fully diluted . . . . . . . . . . . . . . . . . . .       $    0.85      $    0.35      $    1.41     $     0.68

Weighted average shares and share equivalents
   outstanding - fully diluted (in thousands). . . . .         216,183        220,669        216,175        220,096


           See accompanying Notes to Condensed Consolidated Financial
        Statements and Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.

                          TENET HEALTHCARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   SIX MONTHS ENDED NOVEMBER 30, 1995 AND 1996


                                                             1995        1996
                                                           --------   --------
                                                               (IN MILLIONS)
Net cash provided by (used in) operating activities,
     including net expenditures for discontinued
     operations and restructuring charges. . . . . . . .   $   11.1   $  (14.2)
                                                           --------   --------

Cash flows from investing activities:
     Proceeds from sales of facilities and
      other assets . . . . . . . . . . . . . . . . . . .      402.8       40.3
     Purchases of property and equipment . . . . . . . .     (160.5)     (95.4)
     Purchases of new businesses, net of cash
      acquired . . . . . . . . . . . . . . . . . . . . .     (367.3)    (159.7)
     Collection of note receivable . . . . . . . . . . .        -         67.1
     Other items . . . . . . . . . . . . . . . . . . . .       (9.9)      (0.8)
                                                           --------   --------
          Net cash used in investing activities. . . . .     (134.9)    (148.5)
                                                           --------   --------

Cash flows from financing activities:
     Proceeds from borrowings. . . . . . . . . . . . . .    1,079.2      751.4
     Payments of borrowings. . . . . . . . . . . . . . .   (1,065.9)    (636.2)
     Proceeds from stock options exercised . . . . . . .        9.4       14.6
     Proceeds from exercises of performance
      investment options . . . . . . . . . . . . . . . .       44.9         -
     Sales of common stock under employee stock
      purchase plan. . . . . . . . . . . . . . . . . . .         -         4.8
     Dividends to minority interests . . . . . . . . . .         -        (4.3)
                                                           --------   --------
          Net cash provided by financing activities. . .       67.6      130.3
                                                           --------   --------

Net decrease in cash and cash equivalents. . . . . . . .      (56.2)     (32.4)
Cash and cash equivalents at beginning of period . . . .      155.0       89.2
                                                           --------   --------
Cash and cash equivalents at end of period . . . . . . .   $   98.8   $   56.8
                                                           --------   --------
                                                           --------   --------

Supplemental disclosures:
     Interest paid . . . . . . . . . . . . . . . . . . .   $  150.4   $  130.9
     Income taxes paid, net of refunds received. . . . .       19.7       97.4



           See accompanying Notes to Condensed Consolidated Financial
        Statements and Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.

                             TENET HEALTHCARE CORPORATION

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments that are necessary to fairly state the financial position of Tenet Healthcare Corporation, its cash flows and the results of its operations for the periods indicated. All the adjustments affecting net income are of a normal recurring nature. As used herein, the "Company" means Tenet Healthcare Corporation and its subsidiaries, unless the context requires otherwise.

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

2. On October 17, 1996, the Company announced the signing of a definitive merger agreement with OrNda HealthCorp ("OrNda"). Under the terms of the agreement, OrNda shareholders will receive 1.35 shares of Tenet Healthcare Corporation common stock (approximately 85.9 million shares in the aggregate) for each share of OrNda common stock in a tax-free exchange. The transaction includes the assumption of approximately $1.4 billion in OrNda debt, and is expected to close in late January 1997. Upon completion of the acquisition, which will be accounted for as a pooling of interests, the combined company will operate 125 facilities in 22 states (excluding transactions taking place after November 30, 1996).

    OrNda's net operating revenues and net income for its latest fiscal year ended August 31, 1996 were $2.1 billion and $99.9 million, respectively.

    The following unaudited pro forma data summarizes the combined results of operations of the Company and OrNda restated to reflect the combination as a pooling of interests.

                                                      Six Months ended
                             Year ended                  November 30,
                                                 ---------------------------
                            May 31, 1996             1995            1996
                            ---------------       --------------   ----------
                                 (in millions, except per share data)

    Net operating revenues   $ 7,705.7            $ 3,632.4       $ 4,104.7
    Net income                   498.2                336.9           198.8
    Earnings per share           $1.70                $1.14           $0.66

                             TENET HEALTHCARE CORPORATION

3. During the three-month and six-month periods ended November 30, 1996, actual costs incurred and charged against the Company's reserves for discontinued operations were approximately $9.7 million and $23.2 million, respectively. Costs incurred and charged against restructuring reserves were approximately $13.4 million for the three months ended November 30, 1996 and $16.5 million for the six months then ended. These reserves are included in other current liabilities and other long-term liabilities in the Company's balance sheets at May 31, 1996 and November 30, 1996.

4. During the quarter ended November 30, 1996, the Company acquired Lloyd Noland Hospital, a 319-bed acute care hospital in Birmingham, Alabama, for $47.0 million in cash. The Company also acquired several physician practices. The results of operations of the acquired businesses have been included in the Company's consolidated statements of income from the dates of acquisition. In January 1997, the Company acquired North Shore Medical Center, a 357-bed acute care hospital in Miami, Florida. All of these transactions have been or will be accounted for as purchases. In December 1996, the Company sold its lease of the Kirksville Osteopathic Medical Center, a 119-bed hospital in Kirksville, Missouri.

5. As a result of the redemption and/or conversion of all of the Company's convertible subordinated floating-rate debentures during the year ended May 31, 1996, there are no potentially dilutive securities except for employee stock options. Consequently, primary and fully-diluted earnings per share for the quarter and six months ended November 30, 1996 are the same. Fully-diluted earnings per share for the quarter and six months ended November 30, 1995 include the effects of the convertible subordinated floating-rate debentures which were outstanding during the period.

6. The plaintiffs' motion to remand the Justin Love vs. National Medical Enterprises, et al. case (which case is described in Note 7B of the Notes to Consolidated Financial Statements of the Company for its fiscal year ended May 31, 1996) from the U.S. District Court in Houston, Texas, to Texas state court has been denied. There have been no other material changes to the description of i) Professional and General Liability Insurance set forth in Note 7A of the Notes to Consolidated Financial Statements of the Company for its fiscal year ended May 31, 1996 or ii) Significant Legal Proceedings set forth in Note 7B of the Notes to Consolidated Financial Statements of the Company for its fiscal year ended May 31, 1996.

                             TENET HEALTHCARE CORPORATION

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

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPACT OF THE MERGER

     On October 16, 1996, Tenet and OrNda entered into a merger agreement, pursuant to which OrNda will become a wholly owned subsidiary of Tenet in a transaction to be accounted for as a pooling of interests. Under the terms of the merger agreement, each share of OrNda common stock outstanding immediately prior to the effective time of the OrNda merger will be converted into the right to receive 1.35 shares of Tenet common stock and the associates Rights issued in accordance with the Rights Agreement. In connection with the consummation of the OrNda merger, the Company has registered for issuance approximately 85.9 million shares of its common stock to OrNda stockholders. The OrNda merger is expected to close in late January 1997.

     Tenet's subsidiaries operated 76 general hospitals and OrNda's subsidiaries operated 49 general hospitals at November 30, 1996. Management believes that joining together Tenet's general hospitals and related healthcare operations with OrNda's general hospitals and related healthcare operations will create a stronger, more geographically diverse company that will be better able to compete in certain key geographic areas, such as south Florida and southern California, and to grow through strategic acquisitions and partnerships. The healthcare industry has undergone, and continues to undergo, tremendous change, including cost-containment pressures by government payors, managed care providers and others, as well as technological advances that require increased capital expenditures. The combined company will continue to emphasize the creation of strong integrated healthcare delivery systems. The merger is expected to enable the combined company to realize certain cost savings. No assurances can be made as to the amount of cost savings, if any, that actually will be recognized.

     In connection with the consummation of the OrNda merger, the Company intends to refinance approximately $525.0 million of OrNda's outstanding public debt through a tender offer to repurchase such securities and to refinance the existing credit facilities of Tenet and OrNda with the proceeds of a $1.3 billion public offering of senior notes and senior subordinated notes together with borrowings under a new credit facility which is expected to provide for aggregate commitments of up to $2.5 billion. At November 30, 1996, borrowings under the existing credit facilities were $1.1 billion for Tenet and $792.6 million for OrNda.

     It is anticipated that loans under the new credit facility will mature in 2002 and generally will bear interest, at the option of the Company, at either (i) a base rate equal to the higher of the rate announced from time to time by Morgan Guaranty as its prime rate or the daily federal funds rate plus 0.50% or (ii) an adjusted London interbank offered rate ("LIBOR") for 1-, 2-, 3-, or 6-month periods plus an interest margin ranging from 22.50 to
68.75 basis points. The interest margins will be based on the ratio of the Company's consolidated total debt to net earnings before interest, taxes, depreciation and amortization. Facility fees also are expected to be payable to each lender based on the amount of such lender's commitment to make loans at rates ranging from 12.50 basis points to 31.25 basis points as determined by reference to the same ratio.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

    Income before income taxes was $305.9 million in the quarter ended November 30, 1995, compared with $136.8 million in the current year quarter. The prior-year quarter includes pre-tax net gains on disposals of assets of $188.4 million (approximately $.54 per share net of taxes, on a fully diluted basis). Income before income taxes was $534.8 million in the six months ended November 30, 1995, compared with $265.2 million for the current six-month period. The prior-year six-month results include pre-tax net gains on disposals of assets of $311.9 million (approximately $.82 per share net of taxes, on a fully diluted basis). Excluding these gains, pre-tax income for the six months ended November 30, 1995 was $222.9 million.

    The following is a summary of operations for the three months and six months ended November 30, 1995 and 1996:

                                                      THREE MONTHS ENDED NOVEMBER 30
                                                -----------------------------------------
                                                  1995      1996        1995      1996
                                                ---------  --------    --------  --------
                                                    (DOLLARS IN            (% OF NET
                                                     MILLIONS)         OPERATING REVENUES)
 Net operating revenues:
    Domestic general hospitals..........       $ 1,264.8  $ 1,342.1      92.3%     90.9%
    Other domestic operations(1)........            89.5      134.0       6.5       9.1
    International operations............            16.6        -         1.2       -
                                                --------   --------    ------   ------
 Net operating revenues.................         1,370.9    1,476.1     100.0%    100.0%
                                                --------   --------    ------   ------
 Operating expenses:
    Salaries and benefits...............          (544.7)    (581.4)     39.7%     39.4%
    Supplies............................          (186.0)    (204.1)     13.6      13.8
    Provision for doubtful accounts.....           (69.7)     (78.7)      5.1       5.3
    Other operating expenses............          (296.7)    (320.2)     21.6      21.7
    Depreciation........................           (61.3)     (63.8)      4.5       4.3
    Amortization........................           (21.2)     (21.7)      1.5       1.5
                                                 -------   --------     ------    ------
 Operating income.......................       $   191.3  $   206.2      14.0%     14.0%
                                                --------   --------     ------    ------
                                                --------   --------     ------    ------


                                              SIX MONTHS ENDED NOVEMBER 30
                                      ------------------------------------------
                                        1995      1996        1995       1996
                                      ---------  --------    -------    --------
                                          (DOLLARS IN            (% OF NET
                                           MILLIONS)         OPERATING REVENUES)
 Net operating revenues:
    Domestic general hospitals       $ 2,440.0  $ 2,631.4      91.9%     90.3%

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



    Other domestic operations(1) . . .    164.3      283.3     6.2      9.7
    International operations . . . . .     50.5        -       1.9       -
                                        --------   -------   -------  -------

  Net operating revenues . . . . . . .  2,654.8    2,914.7   100.0%   100.0%
                                        --------   -------   -------  -------
  Operating expenses:
    Salaries and benefits. . . . . . . (1,046.9)  (1,150.1)   39.4%    39.5%
    Supplies . . . . . . . . . . . . .   (364.7)    (395.1)   13.7     13.5
    Provision for doubtful accounts. .   (137.0)    (153.2)    5.2      5.3
    Other operating expenses . . . . .   (578.3)    (641.9)   21.8     22.0
    Depreciation . . . . . . . . . . .   (122.7)    (127.0)    4.6      4.3
    Amortization . . . . . . . . . . .    (40.0)     (42.6)    1.5      1.5
                                        --------   -------   -------  -------
 Operating income. . . . . . . . . . . $  365.2   $  404.8    13.8%    13.9%
                                        --------   -------   -------  -------
                                        --------   -------   -------  -------

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

     Operating income increased by $39.6 million (or 10.8%) to $404.8 million for the six months ended November 30, 1996 from $365.2 million for the prior year six-month period. The operating margin for the current six-month period increased to 13.9% from 13.8% a year ago.

     The table below sets forth certain selected historical operating statistics for the Company's domestic general hospitals.



                                                      THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                         NOVEMBER 30,                                  NOVEMBER 30,
                                           -----------------------------------------    ------------------------------------------
                                                                          INCREASE                                      INCREASE
                                              1995           1996        (DECREASE)        1995           1996         (DECREASE)
                                           ---------      ---------      -----------    ---------      --------        ----------

   Number of hospitals (at end of
   period)                                      75             76              1             75             76              1

   Licensed beds (at end of end of
   period. . . . . . . . . . . . . .        16,827         17,344           3.1%         16,827         17,344           3.1%


   Net inpatient revenues (in
   millions) . . . . . . . . . . . .     $   839.4      $   884.5           5.4%      $ 1,626.7     $  1,742.7           7.1%

   Net outpatient revenues
   (in millions) . . . . . . . . . .     $   390.0      $   425.7           9.2%      $   755.3     $    836.2          10.7%

   Admissions  . . . . . . . . . . .       120,363        124,564           3.5%        231,866        246,774           6.4%

   Equivalent admissions . . . . . .       166,564        179,602           7.8%        323,251        357,199          10.5%

   Average length of stay (days) . .           5.5            5.4          (0.1)  *         5.5            5.4          (0.1)  *

   Patient days  . . . . . . . . . .       661,141        677,525           2.5%      1,280,367      1,342,531           4.9%

   Equivalent patient days . . . . .       894,989        968,680           8.2%      1,755,944      1,924,258           9.6%

   Net inpatient revenue
    per patient day. . . . . . . . .     $   1,270      $   1,305           2.8%     $    1,270     $    1,298           2.2%

   Net inpatient revenue
   per admission . . . . . . . . . .     $   6,974      $   7,101           1.8%     $    7,016     $    7,062           0.7%

   Utilization of licensed beds. . .         43.4%          43.2%          (0.2)% *        43.1%         42.8%          (0.3)%  *


   Outpatient visits . . . . . . . .     1,387,899      1,615,945          16.4%      2,666,656      3,156,690          18.4%


*The change is the difference between 1995 and 1996 amounts shown.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS(continued)

The table below sets forth certain selected operating statistics for the Company's domestic general hospitals on a same-store basis:


                                                      THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                         NOVEMBER 30,                                  NOVEMBER 30,
                                           -----------------------------------------    ------------------------------------------
                                                                          INCREASE                                      INCREASE
                                              1995           1996        (DECREASE)        1995           1996         (DECREASE)
                                           ---------      ---------      -----------    ---------      --------        ----------

    Number of hospitals . .. . . . . .          69             69              -             69             69             -

    Average licensed beds .. . . . . .      15,282         15,268          (0.1)%        15,285         15,269          (0.1)%

    Patient days  . . . . .. . . . . .     606,616        608,787            0.4%     1,211,416      1,207,608          (0.3)%

    Net inpatient revenue per
    patient day. . . . . . . . . . . .    $  1,305      $   1,326             1.6%   $    1,290     $    1,317            2.1%

    Admissions  . . . . .. . . . . .  .    111,158        111,756             0.5%      220,534        221,961            0.6%

    Net inpatient revenue per
    admission. . . . . . . . . . . . .    $  7,122      $   7,221             1.4%   $    7,085     $    7,167            1.2%

    Outpatient visits . . .. . . . . .   1,293,724      1,438,239            11.2%    2,545,430      2,829,764           11.2%

    Average length of stay (days). . .         5.5            5.4            (0.1) *         5.5            5.4           (0.1) *

*The change is the difference between 1995 and 1996 amounts shown.

     There continue to be increases in inpatient acuity and intensity as less intensive services shift from inpatient to outpatient settings or to alternative healthcare delivery services because of technological improvements and continued pressures by payors to reduce admissions and lengths of stay.

     The Medicare program accounted for 38.4% of the net patient revenues of the Company's domestic general hospitals for the quarter and six months ended November 30, 1995, compared with 41.7% and 40.0% for the quarter and six months ended November 30, 1996, respectively. Historically, rates paid under Medicare's prospective payment system for inpatient services have increased, but such increases have been less than cost increases. Payments for Medicare outpatient services presently are cost reimbursed, but there are certain proposals pending that would convert Medicare reimbursement for outpatient services to a prospective payment system which, if implemented, may result in reduced payments. Medicaid programs in certain states in which the Company operates also are undergoing changes that will result in reduced payments to hospitals.

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

     The general hospital industry in the United States and the Company's general hospitals continue to have significant unused capacity, and thus there is substantial competition for patients. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required pre-admission authorization and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Increased competition, admission constraints and payor pressures are expected to continue. The Company's general hospitals have been improving operating margins in a very competitive environment, due in large part to enhanced cost controls and efficiencies being achieved throughout the Company.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Net operating revenues from the Company's other domestic operations was $89.5 million for the three months ended November 30, 1995, compared to $134.0 million for the three months ended November 30, 1996, representing an increase of $44.5 million. Net operating revenues for the six months ended November 30, 1995 were $164.3 million, compared with $283.3 million for the current year six-month period, representing an increase of $119.0 million. This increase primarily reflects continued growth of physician practices and National Health Plans, the Company's HMO and insurance subsidiary.

     Net operating revenues from the Company's former international operations were $16.6 million and $50.5 million for the quarter and six months ended November 30, 1995, respectively. During and subsequent to the August 31, 1995 fiscal quarter, the Company sold all of its interests in hospitals and related healthcare businesses in Singapore, Malaysia, Thailand and Australia.

     Operating expenses, which include salaries and benefits, supplies, provision for doubtful accounts, depreciation and amortization, and other operating expenses, were $1,179.6 million for the quarter ended November 30, 1995 and $1,269.9 million for the current year quarter. Operating expenses for the prior and current year six months ended November 30, 1995 and 1996 were $2,289.6 million and $2,509.9 million, respectively. Operating margins for the prior and current year quarters ended November 30, 1995 and 1996 were 14.0%. Operating margins for the prior and current year six-month periods were 13.8% and 13.9%, respectively.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

    Salaries and benefits expense as a percentage of net operating revenues was 39.7% in the quarter ended November 30, 1995 and 39.4% in the three months ended November 30, 1996. Salaries and benefits expense as a percentage of net operating revenues for the prior and current six-month periods were 39.4% and 39.5%, respectively. These improvements resulted from the cost reduction efforts discussed earlier herein.

    Supplies expense as a percentage of net operating revenues was 13.6% in the quarter ended November 30, 1995 and 13.8% in the three months ended November 30, 1996. Supplies expense as a percentage of net operating revenues for the prior and current six-month periods were 13.7% and 13.5%, respectively.

    The provision for doubtful accounts as a percentage of net operating revenues was 5.1% for the quarter ended November 30, 1995, and 5.3% in the three months ended November 30, 1996. The provision for doubtful accounts as a percentage of net operating revenues for the prior and current six-month periods were 5.2% and 5.3%, respectively. The increases primarily related to new acquisitions.

    Other operating expenses as a percentage of net operating revenues was 21.6% for the quarter ended November 30, 1995 and 21.7% in the three months ended November 30, 1996. Other operating expenses as a percentage of net operating revenues for the prior and current year six-month periods were 21.8% and 22.0%, respectively.

    Depreciation and amortization expense as a percentage of net operating revenues was 6.0% in the quarter ended November 30, 1995 and 5.8% in the three months ended November 30, 1996. Depreciation and amortization expense as a percentage of net operating revenues for the prior and current six-month periods were 6.1% and 5.8%, respectively.

    Interest expense, net of capitalized interest, was $81.3 million in the quarter ended November 30, 1995 and $70.1 million in the three months ended November 30, 1996. Interest expense, net of capitalized interest, for the prior and current six-month periods was $158.4 million and $141.1 million, respectively. The reduction is due to lower borrowings and interest rates in the quarter and six months ended November 30, 1996.

    Investment earnings were $5.4 million in the quarter ended November 30, 1995 and $5.5 million in the three months ended November 30, 1996. Investment earnings for the prior and current six-month periods were $12.7 million and $10.3 million, respectively. Investment earnings are derived primarily from notes receivable and investments in debt and equity securities.

    Equity in earnings of unconsolidated affiliates was $7.1 million in the quarter ended November 30, 1995 and $0.7 million in the three months ended November 30, 1996. Equity in earnings of unconsolidated affiliates for the prior and current year six-month periods was $14.0 million and $1.3 million, respectively. The prior year quarter and six-month period included $6.2 million and $12.3 million, respectively, in earnings from two unconsolidated affiliates that were sold during fiscal 1996 and two that are no longer accounted for on the equity method of accounting because the Company's ownership interest has been reduced below 20%. These latter two investments now are carried in the Company's balance sheet at their fair value.

    Minority interests in the income of consolidated subsidiaries was $5.0 million during the quarter ended November 30, 1995, compared to $5.5 million in the three months ended November 30, 1996. Minority interests in

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the income of consolidated subsidiaries for the prior and current year six-month periods was $10.6 million and $10.1 million, respectively.

    Taxes on income as a percentage of income before income taxes were 43.7% in the six months ended November 30, 1995 and 1996. The difference between the Company's effective income tax rate and the statutory federal income tax rate is shown below:

                                                 November 30,
                                    -----------------------------------------
                                           1995                 1996
                                    -----------------------------------------
                                      Amount   Percent     Amount   Percent
                                     -------- ---------   -------- ---------
                                    (in millions of dollars and as a percent of
                                                     pretax income)

Tax provision at statutory
    federal rate . . . . . . . .         $187.2     35.0%     $92.8      35.0%
State income taxes, net of
    federal income tax benefit .           19.7      3.7       10.9       4.1
Goodwill amortization. . . . . .           10.9      2.0       11.4       4.3
Gains on sales of foreign
    subsidiary's assets. . . . .           16.3      3.1          -         -
Other. . . . . . . . . . . . . .           (0.4)    (0.1)       0.9       0.3
                                      ---------  ---------  -------    ------
Taxes on income and
    effective tax rates. . . . .         $233.7     43.7%     $116.0     43.7%
                                      ---------  ---------  -------    ------
                                      ---------  ---------  -------    ------


     Amortization of the goodwill resulting from the Company's March 1995 acquisition of American Medical Holdings, Inc. of approximately $32.0 million ($0.15 per share) for the six months ended November 30, 1996 is a noncash charge, and provides no income tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

    During the six months ended November 30, 1996, net cash used in operating activities was $14.2 million after expenditures of $30.0 million for discontinued operations and restructuring charges. For the prior year six-month period net cash provided by operating activities was $11.1 million after expenditures of $73.4 million for discontinued operations and restructuring charges. Cash flows from operating activities during the six months ended November 30, 1996 were adversely affected primarily because of
i) billing delays due to conversions of patient accounting systems at several hospitals, ii) delays in cash flows at recently acquired facilities where accounts receivable were not purchased; iii) temporary slowdowns in the collection of Medicare receivables due to changes in fiscal intermediaries for recently acquired facilities; and iv) a general slowdown of payments received from other payors. Management believes that cash flow from operating activities in the future will return to the Company's historically positive levels. The above liquidity, along with the availability of credit under the Company's unsecured revolving bank credit agreement, should be adequate to meet debt service requirements and to finance planned capital expenditures, acquisitions and other known operating needs over the short-term (up to 18 months) and the long-term (18 months to three years).

    The Company's cash and cash equivalents at November 30, 1996 were $56.8 million, a decrease of $32.4 million over May 31, 1996. Working capital at November 30, 1996 was $690.9 million, compared to $410.3 million at May 31, 1996.

    Cash proceeds from the sale of property and equipment in the six months ended November 30, 1996 were $40.3 million, primarily from the sale of the Company's former corporate headquarters building in Santa Monica, California.

     Cash payments for property and equipment were $95.4 million in the six months ended November 30, 1996, compared to $160.5 million in the six months ended November 30, 1995. Capital expenditures for the Company, before any significant acquisitions of facilities and other healthcare operations, are expected to be approximately $300.0 million to $400.0 million annually. Such capital expenditures relate primarily to the development of healthcare services networks in selected geographic areas, design and construction of new buildings, expansion and renovation of existing facilities, equipment additions and replacements, introduction of new medical technologies and various other capital improvements.

    The Company's strategy includes the pursuit of growth through acquisitions and partnerships, including the development of integrated healthcare systems in certain strategic geographic areas, general hospital acquisitions and partnerships and physician practice acquisitions and partnerships. All or portions of this growth may be financed through available credit under the existing credit facility or, depending on capital market conditions, sale of additional debt or equity securities or other bank borrowings. The Company's unused borrowing capacity under its unsecured revolving bank credit agreement was $633.5 million as of November 30, 1996.

    The Company's existing unsecured revolving credit agreement and the indentures governing the senior notes and the senior subordinated notes have, among other requirements, affirmative, negative and financial covenants with which the Company must comply. These covenants include, among other requirements, limitations on borrowings by, and liens on the assets of, the Company and its subsidiaries, investments, the sale of all or substantially all assets and prepayment of subordinated debt, a prohibition against the Company declaring or paying dividends on or purchasing its common stock unless its senior long-term unsecured debt securities are rated BBB- or higher by Standard and Poors' Rating Services and Baa3 or higher by Moody's Investors Service, Inc. The Company must also comply with covenants regarding maintenance of specified levels of net worth, debt ratios and fixed-charge coverage ratios. The Company is in compliance with its loan covenants.

     In connection with the merger and refinancing described above, Morgan Guaranty Trust Company of New York, Bank of America NT&SA, the Bank of New York and the Bank of Nova Scotia and a syndicate of other lenders have committed to provide the Company with borrowings of aggregate commitments of up to $2.5 billion under the new credit facility. The new credit facility will replace the Company's existing credit facility and will rank PARI PASSU with the new senior notes and will constitute senior debt with respect to new senior subordinated and other subordinated debt of the Company.

     The Company anticipates that the new credit facility will include covenants similar to those contained in its existing unsecured revolving credit agreement described above.

BUSINESS OUTLOOK

     The challenge facing the Company and the healthcare industry as a whole is to continue to provide quality patient care in an environment of rising costs, strong competition for patients and a general reduction of reimbursement rates by both private and public payors. Because of national, state and private industry efforts to reform healthcare delivery and payment systems, the healthcare industry faces increased uncertainty. The Company is unable to predict whether any healthcare legislation at the federal or state level will be passed in the future, but it continues to monitor all proposed legislation and analyze its potential impact in order to formulate the Company's future business strategies.


                             PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          Material Developments in Previously Reported Legal Proceedings:

          The plaintiffs' motion to remand the Justin Love vs. National Medical Enterprises, et al. case (which case is described in the Company's Annual Report on Form 10-K for its fiscal year ended May 31, 1996) from the U.S. District Court in Houston, Texas, to Texas state court has been denied. There have been no other material developments in the legal proceedings described in the Company's Annual Report on Form 10-K for its fiscal year ended
          May 31, 1996.

Items 2, 3 and 5 are not applicable.

Item 4.   Submissions of Matters to a Vote of Security Holders

          The Company's annual meeting of shareholders was held on September 25, 1996. The shareholders elected all of the Company's nominees for director and ratified the selection of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ended May 31, 1997. The votes were as follows:

               1.   Election of Directors         For         Withheld
                                                  ---         --------
                    Bernice B. Bratter       188,792,700     2,139,759
                    Michael H. Focht Sr.     188,575,084     2,357,375
                    Lester B. Korn           188,781,151     2,151,308



               2.   Ratification of selection of KPMG Peat Marwick LLP:

                    For:                             190,616,083
                    Against:                             139,924
                    Abstaining:                          176,452


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          (11) (Page 19) Statement Re: Computation of Per Share Earnings for the three months and six months ended November 30, 1995 and 1996.

          (27) Financial Data Schedule (included only in the EDGAR filing).


                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TENET HEALTHCARE CORPORATION

                                        (Registrant)




Date:     January 10, 1997              /s/ TREVOR FETTER
                                   ----------------------------------

                                            Trevor Fetter
                                        Executive Vice President,
                                         Chief Financial Officer
                                       (Principal Financial Officer)




                                        /s/ RAYMOND L. MATHIASEN
                                   ----------------------------------

                                            Raymond L. Mathiasen
                                           Senior Vice President,
                                          Chief Accounting Officer
                                        (Principal Accounting Officer)