Form 10-Q
period 1997-03-31
TENET HEALTHCARE CORP
filed 1997-04-14
CIK 70318

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTERLY PERIOD ENDED
                              FEBRUARY 28, 1997

                                     OR

/ /                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM TO            TO                  .

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

    As of March 31, 1997 there were 301,478,453 shares of $0.075 par value common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          TENET HEALTHCARE CORPORATION
                                     INDEX

                                                                                                                 PAGE
                                                                                                                 -----

                                              PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets--May 31, 1996 and February 28, 1997........................       2

           Condensed Consolidated Statements of Operations--Three Months and Nine Months Ended February 29,
             1996 and February 28, 1997.....................................................................       4

           Condensed Consolidated Statements of Cash Flows--Nine Months Ended February 29, 1996 and February
             28, 1997.......................................................................................       6

           Notes to Condensed Consolidated Financial Statements.............................................       7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............      12

                                               PART II. OTHER INFORMATION

Item 1.    Legal Proceedings................................................................................      20

Item 4.    Submission of Matters to a Vote of Security Holders..............................................      20

Item 6.    Exhibits and Reports on Form 8-K.................................................................      20

           Signature........................................................................................      22

------------------------

Note: Items 2, 3 and 5 of Part II are omitted because they are not applicable.

                          TENET HEALTHCARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                          MAY 31,    FEBRUARY 28,
                                                                                            1996         1997
                                                                                         ----------  ------------
                                                                                              (IN MILLIONS)
                                                     ASSETS
Current assets:
  Cash and cash equivalents............................................................  $    106.6   $     61.3
  Short-term investments, at cost which approximates market............................       111.8        111.8
  Accounts receivable, less allowance for doubtful accounts ($234.5 at May 31 and
    $228.4 at February 28).............................................................     1,213.0      1,348.3
  Inventories of supplies, at cost.....................................................       169.8        185.9
  Deferred income taxes................................................................       312.1        331.7
  Prepaid expenses and other current assets............................................       126.3        337.4
                                                                                         ----------  ------------
    Total current assets...............................................................     2,039.6      2,376.4
                                                                                         ----------  ------------
Investments and other assets...........................................................       587.6        667.6

Property and equipment, at cost........................................................     6,303.6      6,765.3
  Less accumulated depreciation and amortization.......................................     1,319.6      1,482.0
                                                                                         ----------  ------------
  Net property and equipment...........................................................     4,984.0      5,283.3
                                                                                         ----------  ------------
Intangible assets, at cost less accumulated amortization ($154.7 at May 31 and $220.3
  at February 28)......................................................................     3,156.4      3,259.5
                                                                                         ----------  ------------
                                                                                         $ 10,767.6   $ 11,586.8
                                                                                         ----------  ------------
                                                                                         ----------  ------------

   See accompanying Notes to Condensed Consolidated Financial Statements and
                                  Management's
   Discussion and Analysis of Financial Condition and Results of Operations.

                          TENET HEALTHCARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                          MAY 31,    FEBRUARY 28,
                                                                                            1996         1997
                                                                                         ----------  ------------
                                                                                              (IN MILLIONS)
                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt....................................................  $    119.8   $     50.6
  Accounts payable.....................................................................       530.3        416.8
  Employee compensation and benefits...................................................       172.8        229.3
  Accrued interest payable.............................................................        83.7         99.7
  Income taxes payable.................................................................        57.4         25.9
  Reserves for merger-related costs....................................................      --            177.3
  Other current liabilities............................................................       576.9        556.5
                                                                                         ----------  ------------
    Total current liabilities..........................................................     1,540.9      1,556.1
                                                                                         ----------  ------------
Long-term debt, net of current portion.................................................     4,421.0      4,855.5
Deferred income taxes..................................................................       431.6        451.3
Other long-term liabilities and minority interests.....................................     1,097.4      1,249.1

Shareholders' equity:
  Common stock, $0.075 par value; authorized 450,000,000 shares at May 31, 1996,
    700,000,000 shares at February 28, 1997; 297,352,251 shares issued at May 31, 1996
    and 303,441,083 shares issued at February 28, 1997.................................        22.3         22.8
  Other shareholders' equity...........................................................     3,294.8      3,490.7
  Less common stock in treasury, at cost, 2,790,967 shares at May 31, 1996 and
    2,676,091 at February 28, 1997.....................................................       (40.4)       (38.7)
                                                                                         ----------  ------------
    Total shareholders' equity.........................................................     3,276.7      3,474.8
                                                                                         ----------  ------------
                                                                                         $ 10,767.6   $ 11,586.8
                                                                                         ----------  ------------
                                                                                         ----------  ------------

   See accompanying Notes to Condensed Consolidated Financial Statements and
                                  Management's
   Discussion and Analysis of Financial Condition and Results of Operations.

                          TENET HEALTHCARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1997
                                  (UNAUDITED)

                                                                        THREE MONTHS           NINE MONTHS
                                                                    --------------------  ----------------------
                                                                      1996       1997       1996        1997
                                                                    ---------  ---------  ---------  -----------
                                                                      (IN MILLIONS, EXCEPT PER SHARE AND SHARE
                                                                                      AMOUNTS)
Net operating revenues............................................  $ 1,972.7  $ 2,236.9  $ 5,603.2  $   6,339.4
                                                                    ---------  ---------  ---------  -----------
Operating expenses:
  Salaries and benefits...........................................      803.6      911.0    2,258.0      2,601.2
  Supplies........................................................      272.2      315.5      763.1        871.9
  Provision for doubtful accounts.................................      106.3      128.1      308.1        350.9
  Other operating expenses........................................      423.3      470.7    1,240.6      1,337.4
  Depreciation....................................................       77.4       81.7      235.7        256.0
  Amortization....................................................       23.8       26.5       72.8         80.7
  Merger-related expenses.........................................     --          272.2     --            272.2
                                                                    ---------  ---------  ---------  -----------
Operating income..................................................      266.1       31.2      724.9        569.1
                                                                    ---------  ---------  ---------  -----------
Interest expense, net of capitalized portion......................     (107.2)    (106.0)    (322.0)      (308.0)
Investment earnings...............................................        6.4        6.9       21.3         19.4
Equity in earnings of unconsolidated affiliates...................        4.5        0.4       25.9          1.8
Minority interests................................................       (5.8)      (8.9)     (17.7)       (24.4)
Gains on disposals of facilities and long-term investments........     --         --          294.6      --
Gain on affiliate's sale of common stock..........................     --         --           17.3      --
                                                                    ---------  ---------  ---------  -----------
Income (loss) before income taxes.................................      164.0      (76.4)     744.3        257.9
Taxes on income...................................................      (65.9)      10.5     (309.2)      (125.0)
                                                                    ---------  ---------  ---------  -----------
Income (loss) before extraordinary item...........................       98.1      (65.9)     435.1        132.9
Extraordinary charge from early extinguishment of debt (less
  applicable income taxes of $29.1)...............................     --          (47.4)    --            (47.4)
                                                                    ---------  ---------  ---------  -----------
Net income (loss).................................................  $    98.1  $  (113.3) $   435.1  $      85.5
                                                                    ---------  ---------  ---------  -----------
                                                                    ---------  ---------  ---------  -----------

   See accompanying Notes to Condensed Consolidated Financial Statements and
                                  Management's
   Discussion and Analysis of Financial Condition and Results of Operations.

                          TENET HEALTHCARE CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
   THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1997
                                  (UNAUDITED)

                                                                        THREE MONTHS            NINE MONTHS
                                                                   ----------------------  ----------------------
                                                                      1996        1997        1996        1997
                                                                   ----------  ----------  ----------  ----------
                                                                      (IN MILLIONS, EXCEPT PER SHARE AND SHARE
                                                                                      AMOUNTS)
Earnings (loss) per share:
  Primary:
    Before extraordinary charge..................................  $     0.33  $    (0.21) $     1.58  $     0.44
    Extraordinary charge.........................................      --           (0.16)     --           (0.16)
                                                                   ----------  ----------  ----------  ----------
    Net..........................................................  $     0.33  $    (0.37) $     1.58  $     0.28
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
  Fully diluted:
    Before extraordinary charge..................................  $     0.33  $    (0.21) $     1.52  $     0.44
    Extraordinary charge.........................................      --           (0.16)     --           (0.16)
                                                                   ----------  ----------  ----------  ----------
    Net..........................................................  $     0.33  $    (0.37) $     1.52  $     0.28
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Weighted average shares and share equivalents
  outstanding--primary (in thousands)............................     294,230     304,400     275,975     302,626
Weighted average shares, share equivalents and other dilutive
  securities outstanding--fully diluted (in thousands)...........     299,284     305,267     286,284     302,915

   See accompanying Notes to Condensed Consolidated Financial Statements and
                                  Management's
   Discussion and Analysis of Financial Condition and Results of Operations.

                          TENET HEALTHCARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1997
                                  (UNAUDITED)

                                                                                              1996        1997
                                                                                           ----------  ----------
                                                                                               (IN MILLIONS)
Net cash provided by operating activities, including net expenditures for discontinued
  operations, restructuring charges and merger-related expenses..........................  $    176.8  $    254.9
                                                                                           ----------  ----------
Cash flows from investing activities:
  Purchases of property and equipment....................................................      (299.3)     (261.4)
  Purchases of new businesses, net of cash acquired......................................      (578.8)     (676.5)
  Proceeds from sales of facilities and other assets.....................................       424.8        49.7
  Collection of notes receivable.........................................................        12.3        70.2
  Other items............................................................................         1.0       (15.1)
                                                                                           ----------  ----------
    Net cash used in investing activities................................................      (440.0)     (833.1)
                                                                                           ----------  ----------

Cash flows from financing activities:
  Proceeds from borrowings...............................................................     1,651.0     4,435.6
  Payments of borrowings.................................................................    (1,834.5)   (3,935.9)
  Proceeds from exercises of stock options...............................................        31.2        44.3
  Proceeds from exercises of performance investment options..............................       179.1      --
  Sales of common stock..................................................................       192.3         8.3
  Other items............................................................................         3.4       (15.9)
                                                                                           ----------  ----------
    Net cash provided by financing activities............................................       222.5       536.4
                                                                                           ----------  ----------

Net decrease in cash and cash equivalents................................................       (40.7)      (41.8)
Cash and cash equivalents at beginning of period.........................................       172.7       103.1
                                                                                           ----------  ----------
Cash and cash equivalents at end of period...............................................  $    132.0  $     61.3
                                                                                           ----------  ----------
                                                                                           ----------  ----------

Supplemental disclosures:
  Interest paid, net of amounts capitalized..............................................  $    255.4  $    263.7
  Income taxes paid, net of refunds received.............................................        48.7       116.3

   See accompanying Notes to Condensed Consolidated Financial Statements and
                                  Management's
   Discussion and Analysis of Financial Condition and Results of Operations.

                          TENET HEALTHCARE CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The unaudited interim financial information furnished herein, in the opinion of management, reflects all adjustments that are necessary to fairly state the financial position of Tenet Healthcare Corporation ("Tenet"), its cash flows and the results of its operations for the periods indicated. Except for the adjustments, described in Note 3 herein, for merger-related expenses, all the adjustments affecting net income are of a normal recurring nature. As used herein, the "Company" means Tenet Healthcare Corporation and its subsidiaries, unless the context requires otherwise.

    These consolidated financial statements have been prepared to give retroactive effect to the acquisition of OrNda HealthCorp ("OrNda") on January 30, 1997 (described below). The Company presumes that users of this interim financial information have read or have access to Tenet's and OrNda's audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the respective preceding fiscal years, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnotes and other disclosure which would substantially duplicate the disclosure contained in Tenet's and OrNda's most recent annual reports to their respective security holders have been omitted.

    The patient volumes and net operating revenues of the Company's hospitals are subject to seasonal variations caused by a number of factors, including but not necessarily limited to, seasonal cycles of illness, climate and weather conditions, vacation patterns of both hospital patients and admitting physicians and other factors relating to the timing of elective hospital procedures. Net income also is not necessarily representative of operations for a full year for various reasons, including interest rates, acquisitions and disposals of facilities and long-term investments, merger-related expenses and other non-recurring charges, revenue allowances and discount fluctuations, the timing of price changes and fluctuations in quarterly tax rates. These same considerations apply to all year-to-year comparisons.

2. On January 30, 1997, the Company acquired OrNda, a provider of heathcare services operating general acute care hospitals, surgery centers, outpatient and specialty clinics, a psychiatric hospital and a managed healthcare Medicaid plan, when a subsidiary of the Company was merged into OrNda, leaving OrNda, and all of its subsidiaries, as wholly-owned subsidiaries of the Company. In connection with the merger, the Company issued 81,439,910 shares of its common stock in a tax-free exchange for all of OrNda's outstanding common stock. The merger has been accounted for as a pooling-of-interests combination and, accordingly, the consolidated financial statements and all statistical data shown herein prior to the combination have been restated to include the accounts and results of operations of OrNda for all periods presented.

                          TENET HEALTHCARE CORPORATION

    Summarized operating results of the separate companies for periods prior to the merger and for the combined companies for the 30-day period following the merger, are shown below (in millions of dollars):

                                                                             THREE MONTHS
                                                       ---------------------------------------------------------
                                                         PRIOR TO MERGER       SUBSEQUENT TO MERGER
                                                       --------------------  ------------------------
                                                       3 MONTHS   12/01/96                  MERGER-    3 MONTHS
                                                         ENDED       TO      01/30/97 TO    RELATED      ENDED
                                                       02/29/96   01/29/97    02/28/97     EXPENSES    02/28/97
                                                       ---------  ---------  -----------  -----------  ---------
Net operating revenues:
  Tenet..............................................  $ 1,431.9  $ 1,068.0   $   722.6       --       $ 1,790.6
  OrNda..............................................      542.9      447.1      --           --           447.1
  Conforming reclassifications.......................       (2.1)      (0.8)     --           --            (0.8)
                                                       ---------  ---------  -----------  -----------  ---------
    Combined.........................................  $ 1,972.7  $ 1,514.3   $   722.6    $     0.0   $ 2,236.9
                                                       ---------  ---------  -----------  -----------  ---------
                                                       ---------  ---------  -----------  -----------  ---------
Extraordinary charges:
  Tenet..............................................     --         --          --        $   (47.4)  $   (47.4)
  OrNda..............................................     --         --          --           --          --
                                                       ---------  ---------  -----------  -----------  ---------
    Combined.........................................  $     0.0  $     0.0   $     0.0    $   (47.4)  $   (47.4)
                                                       ---------  ---------  -----------  -----------  ---------
                                                       ---------  ---------  -----------  -----------  ---------
Net income (loss):
  Tenet..............................................  $    70.7  $    71.9   $    24.0    $  (231.6)  $  (135.7)
  OrNda..............................................       27.4       22.4      --           --            22.4
                                                       ---------  ---------  -----------  -----------  ---------
    Combined.........................................  $    98.1  $    94.3   $    24.0    $  (231.6)  $  (113.3)
                                                       ---------  ---------  -----------  -----------  ---------
                                                       ---------  ---------  -----------  -----------  ---------


                                                                              NINE MONTHS
                                                       ---------------------------------------------------------
                                                         PRIOR TO MERGER       SUBSEQUENT TO MERGER
                                                       --------------------  ------------------------
                                                       9 MONTHS   06/01/96                  MERGER-    9 MONTHS
                                                         ENDED       TO      01/30/97 TO    RELATED      ENDED
                                                       02/29/96   01/29/97    02/28/97     EXPENSES    02/28/97
                                                       ---------  ---------  -----------  -----------  ---------
Net operating revenues:
  Tenet..............................................  $ 4,086.7  $ 3,982.7   $   722.6       --       $ 4,705.3
  OrNda..............................................    1,520.5    1,637.1      --           --         1,637.1
  Conforming reclassifications.......................       (4.0)      (3.0)     --           --            (3.0)
                                                       ---------  ---------  -----------  -----------  ---------
    Combined.........................................  $ 5,603.2  $ 5,616.8   $   722.6    $     0.0   $ 6,339.4
                                                       ---------  ---------  -----------  -----------  ---------
                                                       ---------  ---------  -----------  -----------  ---------
Extraordinary charges:
  Tenet..............................................     --         --          --        $   (47.4)  $   (47.4)
  OrNda..............................................     --         --          --           --          --
                                                       ---------  ---------  -----------  -----------  ---------
    Combined.........................................  $     0.0  $     0.0   $     0.0    $   (47.4)  $   (47.4)
                                                       ---------  ---------  -----------  -----------  ---------
                                                       ---------  ---------  -----------  -----------  ---------
Net income (loss):
  Tenet..............................................  $   371.8  $   221.1   $    24.0    $  (231.6)  $    13.5
  OrNda..............................................       63.3       72.0      --           --            72.0
                                                       ---------  ---------  -----------  -----------  ---------
    Combined.........................................  $   435.1  $   293.1   $    24.0    $  (231.6)  $    85.5
                                                       ---------  ---------  -----------  -----------  ---------
                                                       ---------  ---------  -----------  -----------  ---------

    The combined financial results shown above include reclassifications to conform the financial reporting practices of the two companies, as well as adjustments for non-recurring expenses in connection with the OrNda merger and an extraordinary charge for the early extinguishment of debt (see Note
    4).

                          TENET HEALTHCARE CORPORATION

    Prior to the merger, OrNda's fiscal year ended August 31. In recording the pooling-of-interests combination, OrNda's financial statements for the years ended August 31, 1995 and 1996 will be combined with Tenet's financial statements for the years ended May 31, 1995 and 1996. OrNda's financial statements for the twelve months ended May 31, 1997 will be combined with Tenet's financial statements for the same period and an adjustment will be made to shareholders' equity as of May 31, 1997 to eliminate the effect of including OrNda's results of operations for the three months ended August 31, 1996 in both years ended May 31, 1997 and 1996. OrNda's unaudited results of operations for the three months ended August 31, 1996 included net operating revenues of $484.1 million and net income of $16.0 million.

3. In the third quarter of fiscal 1997, the Company recorded non-recurring expenses of $272.2 million in connection with the OrNda merger. The after-tax effect of these charges was $184.2 million, or $0.60 per share. These charges included (in millions of dollars):

Investment banking, professional fees and other transaction costs...  $    26.9
Severance for identified employees and costs to terminate or convert
  other employee benefit programs...................................       79.5
Closure of OrNda's corporate and other regional offices,
  consolidation of operations and impairment of assets..............       74.9
Information systems consolidations, primarily related to the buy-out of vendor contracts and the write-down of computer equipment and
  capitalized software..............................................       15.8
Estimated costs to settle a government investigation of OrNda and
  other OrNda litigation............................................       24.9
Other, primarily related to conforming accounting practices used for estimating allowances for self-insurance reserves and doubtful
  accounts..........................................................       50.2
                                                                      ---------
    Total...........................................................  $   272.2
                                                                      ---------
                                                                      ---------

   In addition, as a result of the merger and recent acquisitions of other hospitals and related heathcare businesses, the Company currently is assessing all the markets in which it now operates in order to develop a formal plan to eliminate duplication of services and excess capacity in certain locations. This plan is expected to involve the closure, sale or conversion of certain of its facilities and a reorganization of its physician practices. The Company expects to incur an additional non-recurring expenses in the fourth quarter of fiscal 1997 related to this plan.

4. In connection with the merger, the Company entered into a new, five-year $2.8 billion unsecured revolving credit agreement (the "New Credit Agreement") with Morgan Guaranty Trust Company of New York, Bank of America NT&SA, The Bank of New York and the Bank of Nova Scotia and a syndicate of other lenders in January 1997. This agreement replaced the Company's $1.55 billion unsecured revolving credit agreement dated March 1, 1996. Also in connection with the merger, in January 1997 the Company issued $400 million of 7 % Senior Notes due 2003, $900 million of 8% Senior Notes due 2005 (collectively, the "Senior Notes") and $700 million 8 % Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes" and, together with the Senior Notes, the "Notes"). Net proceeds to the Company were approximately $1.95 billion (after deducting expenses and underwriting discounts and commissions) and were used, together with borrowings under the New Credit Agreement, to consummate the refinancing of OrNda's 12.25% Notes, OrNda's 11.375% Notes and both OrNda's and Tenet's existing bank credit agreements.

                          TENET HEALTHCARE CORPORATION

    Loans under the 1997 New Credit Agreement are unsecured and will mature on January 31, 2002. The Company generally may repay or prepay loans made under the agreement and may reborrow at any time prior to such maturity date. Loans under the 1997 New Credit Agreement generally bear interest at a base rate equal to the prime rate or, if higher, the federal funds rate plus 0.50%, or, at the option of the Company, an adjusted London interbank offered rate ("LIBOR") for one-, two-, three-, or six-month periods plus an interest margin of from 22.5 to 68.75 basis points. The Company has agreed to pay the lenders under the New Credit Agreement a facility fee on the total loan commitment at rates ranging from 12.5 to 31.25 basis points. The interest margins and facility fee rates are based on the ratio of the Company's consolidated total debt to net earnings before interest, taxes, depreciation and amortization as defined in the New Credit Agreement.

    The Senior Notes will not be redeemable by the Company prior to maturity. The Senior Subordinated Notes will be redeemable at the option of the Company, in whole or from time to time in part, at any time on or after January 15, 2002 at redemption prices ranging from 104.313% in 2002 to 100% in 2005 and thereafter. The Senior Notes are unsecured obligations of the Company ranking senior to all subordinated indebtedness of the Company, including the Senior Subordinated Notes, and equally in right of payment with all other indebtedness of the Company, including borrowings under the New Credit Agreement described above. The Senior Subordinated Notes also are unsecured obligations of the Company subordinated in right of payment to all existing and future senior debt, including the Senior Notes and borrowings under the New Credit Agreement.

    The Company's New Credit Agreement and the indentures governing the Senior Notes and the Senior Subordinated Notes have, among other requirements, affirmative, negative and financial covenants with which the Company must comply. These covenants include, among other requirements, limitations on borrowings by, and liens on the assets of, the Company and its subsidiaries, investments, the sale of all or substantially all assets and prepayment of subordinated debt, and a prohibition against the Company declaring or paying dividends on or purchasing its common stock unless its senior long-term unsecured debt securities are rated BBB or higher by Standard and Poors' Rating Services and Baa3 or higher by Moody's Investors Service, Inc. The Company must also comply with covenants regarding maintenance of specified levels of net worth, debt ratios and fixed-charge coverage ratios. The Company is in compliance with its loan covenants.

    As a result of the refinancing of Tenet's and OrNda's existing credit facilities and OrNda's 12.25% Senior Subordinated Notes and 11.375% Senior Subordinated Notes, the Company recorded an extraordinary charge from early extinguishment of debt in the quarter ended February 28, 1997 in the amount of $47.4 million, net of tax benefits of $29.1 million.

5. During the quarter ended February 28, 1997, the Company's subsidiaries, including OrNda, acquired the following: (1) in December 1996, substantially all of the assets of United Western Medical Centers, a not-for-profit corporation headquartered in Santa Ana, California, which consists primarily of Western Medical Center, a 296-bed acute care hospital in Santa Ana, California, and Western Medical Center-Anaheim, a 193-bed acute care hospital in Anaheim, California; and (2) in January 1997, North Shore Medical Center, a 357-bed acute care hospital in Miami, Florida and Brookside Hospital, a 312-bed hospital in San Pablo, California. All of these transactions have been accounted for as purchases. The results of operations of the acquired businesses have been included in the Company's consolidated statements of operations from the dates of acquisition and were not significant.

                          TENET HEALTHCARE CORPORATION

    On April 3, 1997, the Company announced that one of its subsidiaries had signed a definitive agreement to lease and operate Desert Hospital, a 398-bed acute care hospital in Palm Springs, California.

6. During the three-month and nine-month periods ended February 28, 1997, actual costs incurred and charged against the Company's reserves for discontinued operations, restructuring charges and merger-related expenses were as follows:

                                                                                THREE
                                                                               MONTHS     NINE MONTHS
                                                                             -----------  -----------
                                                                                  (IN MILLIONS)
Discontinued operations....................................................   $     9.0    $    32.1
Restructuring charges......................................................         2.4          8.2
Merger-related expenses....................................................        20.7         20.7

    The reserves for discontinued operations and restructuring charges are included in other current liabilities and other long-term liabilities in the Company's balance sheets at May 31, 1996 and February 28, 1997.

7. On March 20, 1997, the defendants' motion to dismiss and to strike plaintiffs' complaint in the National Medical Enterprises Securities Litigation II case was denied. The case is described in Note 7B of Notes to Consolidated Financial Statements of Tenet for its fiscal year ended May 31, 1996. There have been no other material changes to the description of: (i) Professional and General Liability Insurance set forth in Note 7A of the Notes to Consolidated Financial Statements of Tenet for its fiscal year ended May 31, 1996 or (ii) Significant Legal Proceedings set forth in Note 7B of the Notes to Consolidated Financial Statements of the Company for its fiscal year ended May 31, 1996. There have been no material changes to the description of commitments and contingencies as set forth in Note 9 of the Notes to Consolidated Financial Statements of OrNda for its fiscal year ended August 31, 1996. Although, based upon information currently available to it, management believes that the amount of damages, if any, in excess of the reserves for unusual litigation costs that may be awarded in any of the unresolved legal proceedings cannot reasonably be estimated, management does not believe it is likely that any such damages will have a material adverse effect on the Company's results of operations, liquidity or capital resources.

8. The Financial Accounting Standards Board recently issued Statements of Financial Accounting Standards No. 128, "Earnings Per Share," which is required to be adopted for financial statements issued for periods ending after December 15, 1997. This statement establishes new, simplified standards for computing and presenting earnings per share. It replaces the traditional presentations of primary earnings per share and fully diluted earnings per share with presentations of basic earnings per share and diluted earnings per share, respectively. When adopted by the Company, basic earnings per share is expected to increase slightly from primary earnings per share and diluted earnings per share is expected to approximate fully diluted earnings per share.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPACT OF THE MERGER

    Tenet's subsidiaries operated 77 general hospitals and OrNda's subsidiaries operated 50 general hospitals at January 30, 1997. Management believes that joining together Tenet's general hospitals and related healthcare operations with OrNda's general hospitals and related healthcare operations has created a stronger more geographically diverse company that will be better able to compete in certain key geographic areas, such as south Florida and southern California, and to grow through strategic acquisitions and partnerships. The healthcare industry has undergone, and continues to undergo, tremendous change, including cost-containment pressures by government payors, managed care providers and others, as well as technological advances that require increased capital expenditures. The combined company will continue to emphasize the creation of strong integrated healthcare delivery systems. The merger is expected to enable the combined company to realize certain cost savings. No assurances can be made as to the amount of cost savings, if any, that actually will be recognized.

RESULTS OF OPERATIONS

    Income before income taxes was $164.0 million in the quarter ended February 29, 1996, compared with a loss of $76.4 million in the current year quarter. The current-year quarter includes the merger-related charges of $272.2 million (approximately $.60 per share net of taxes) which are described below. Income before income taxes was $744.3 million in the nine months ended February 29, 1996, compared with $257.9 million for the current nine-month period. The prior-year nine-month results include pre-tax net gains on disposals of assets of $311.9 million (approximately $.62 per share net of taxes). The current year nine-month period also includes the merger-related charges of $272.2 million. Excluding the gains and merger-related charges, pre-tax income for the nine months ended February 29, 1996 and February 28, 1997 was $432.4 million and $530.1 million, respectively.

    The following is a summary of operations for the three months and nine months ended February 29, 1996 and February 28, 1997:

                                                                               THREE MONTHS ENDED
                                                                          FEBRUARY 29 AND FEBRUARY 28,
                                                                   ------------------------------------------
                                                                     1996       1997       1996       1997
                                                                   ---------  ---------  ---------  ---------
                                                                       (DOLLARS IN       (% OF NET OPERATING
                                                                        MILLIONS)             REVENUES)
Net operating revenues:
  Domestic general hospitals.....................................  $ 1,840.9  $ 2,064.0       93.3%      92.3%
  Other domestic operations(1)...................................      131.7      172.9        6.7        7.7
  International operations.......................................        0.1     --         --         --
                                                                   ---------  ---------  ---------  ---------
Net operating revenues...........................................    1,972.7    2,236.9      100.0%     100.0%
                                                                   ---------  ---------  ---------  ---------
Operating expenses:
  Salaries and benefits..........................................     (803.6)    (911.0)      40.7%      40.7%
  Supplies.......................................................     (272.2)    (315.5)      13.8       14.1
  Provision for doubtful accounts................................     (106.3)    (128.1)       5.4        5.7
  Other operating expenses.......................................     (423.3)    (470.7)      21.5       21.0
  Depreciation...................................................      (77.4)     (81.7)       3.9        3.7
  Amortization...................................................      (23.8)     (26.5)       1.2        1.2
                                                                   ---------  ---------  ---------  ---------
Operating income before merger-related expenses..................      266.1      303.4       13.5%      13.6%
                                                                   ---------  ---------  ---------  ---------
Merger-related expenses..........................................     --         (272.2)    --           12.2
                                                                   ---------  ---------  ---------  ---------
Operating income.................................................  $   266.1  $    31.2       13.5%       1.4%
                                                                   ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                 NINE MONTHS ENDED FEBRUARY 29 AND FEBRUARY
                                                                                     28
                                                                 ------------------------------------------
                                                                   1996       1997       1996       1997
                                                                 ---------  ---------  ---------  ---------
                                                                                       (% OF NET OPERATING
                                                                     (DOLLARS IN            REVENUES)
                                                                      MILLIONS)
Net operating revenues:
  Domestic general hospitals...................................  $ 5,190.8  $ 5,797.0       92.6%      91.4%
  Other domestic operations(1).................................      361.8      542.4        6.5        8.6
  International operations.....................................       50.6     --            0.9     --
                                                                 ---------  ---------  ---------  ---------
Net operating revenues.........................................    5,603.2    6,339.4      100.0%     100.0%
                                                                 ---------  ---------  ---------  ---------
Operating expenses:
  Salaries and benefits........................................   (2,258.0)  (2,601.2)      40.3%      41.0%
  Supplies.....................................................     (763.1)    (871.9)      13.6       13.8
  Provision for doubtful accounts..............................     (308.1)    (350.9)       5.5        5.5
  Other operating expenses.....................................   (1,240.6)  (1,337.4)      22.2       21.1
  Depreciation.................................................     (235.7)    (256.0)       4.2        4.0
  Amortization.................................................      (72.8)     (80.7)       1.3        1.3
                                                                 ---------  ---------  ---------  ---------
Operating income before merger-related expenses................      724.9      841.3       12.9%      13.3%
  Merger-related expenses......................................     --         (272.2)    --            4.3
                                                                 ---------  ---------  ---------  ---------
Operating income...............................................  $   724.9  $   569.1       12.9%       9.0%
                                                                 ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------

------------------------

(1) NET OPERATING REVENUES OF OTHER DOMESTIC OPERATIONS CONSIST PRIMARILY OF REVENUES FROM (I) PHYSICIAN PRACTICES; (II) THE A SMALL NUMBER OF REHABILITATION HOSPITALS, LONG-TERM CARE FACILITIES AND PSYCHIATRIC HOSPITALS THAT ARE LOCATED ON OR NEAR THE SAME CAMPUSES AS THE COMPANY'S GENERAL HOSPITALS; (III) HEALTHCARE JOINT VENTURES OPERATED BY THE COMPANY;
    (IV) SUBSIDIARIES OF THE COMPANY OFFERING HEALTH MAINTENANCE ORGANIZATIONS, PREFERRED PROVIDER ORGANIZATIONS AND INDEMNITY PRODUCTS; AND (V) REVENUES EARNED BY THE COMPANY IN CONSIDERATION OF THE GUARANTEES OF CERTAIN INDEBTEDNESS AND LEASES OF THIRD PARTIES.

    Operating income before merger-related expenses increased by 14.0% to $303.4 million for the three months ended February 28, 1997 from $266.1 million for the prior year quarter. The operating margin on this basis was 13.6% compared with 13.5% in the prior year quarter. The operating margin for the current nine-month period increased to 13.3% from 12.9% a year ago. The increase in the operating margin before merger-related expenses is due primarily to effective cost-control programs in the hospitals and the implementation of overhead reduction plans.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    The table below sets forth certain selected historical operating statistics for the Company's domestic general hospitals.

                                                      THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                 FEBRUARY 29 AND FEBRUARY 28,             FEBRUARY 29 AND FEBRUARY 28,
                                            ---------------------------------------  ---------------------------------------
                                                                        INCREASE                                 INCREASE
                                               1996         1997       (DECREASE)       1996         1997       (DECREASE)
                                            -----------  -----------  -------------  -----------  -----------  -------------
Number of hospitals (at end of period)....          121          127            6*           121          127            6*
Licensed beds (at end of period)..........       25,237       27,366          8.4%        25,237       27,366          8.4%
Net inpatient revenues (in millions)......  $   1,219.6  $   1,377.0         12.9%   $   3,402.3  $   3,805.0         11.8%
Net outpatient revenues (in millions).....  $     577.3  $     639.8         10.8%   $   1,664.7  $   1,881.1         13.0%
Admissions................................      188,959      212,850         12.6%       524,329      575,918          9.8%
Equivalent admissions.....................      262,551      301,703         14.9%       738,707      836,057         13.2%
Average length of stay (days).............          5.4          5.3         (0.1)*          5.3          5.2         (0.1)*
Patient days..............................    1,014,256    1,119,362         10.4%     2,792,054    2,996,795          7.3%
Equivalent patient days...................    1,393,619    1,571,915         12.8%     3,883,047    4,303,669         10.8%
Net inpatient revenue per patient day.....  $     1,202  $     1,230          2.3%   $     1,219  $     1,270          4.2%
Net inpatient revenue per admission.......  $     6,454  $     6,469          0.2%   $     6,489  $     6,607          1.8%
Utilization of licensed beds..............         44.4%        46.6%         2.2%*         42.0%        41.6%        (0.4)%*
Outpatient visits.........................    2,047,300    2,620,508         28.0%     5,710,935    7,328,301         28.3%

------------------------

*   The change is the difference between 1996 and 1997 amounts shown.

    The table below sets forth certain selected operating statistics for the Company's domestic general hospitals on a same-store basis:

                                                      THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                      FEBRUARY 29 AND 28,                      FEBRUARY 29 AND 28,
                                            ---------------------------------------  ---------------------------------------
                                                                        INCREASE                                 INCREASE
                                               1996         1997       (DECREASE)       1996         1997       (DECREASE)
                                            -----------  -----------  -------------  -----------  -----------  -------------
Number of hospitals.......................          109          109       --                109          109       --
Average licensed beds.....................       22,418       22,300         (0.5)%       22,356       22,550          0.9%
Patient days..............................      925,749      934,744          1.0%     2,615,202    2,595,426         (0.8)%
Net inpatient revenue per patient day.....  $     1,227  $     1,250          1.9%   $     1,249  $     1,287          3.0%
Admissions................................      172,369      176,010          2.1%       491,907      495,095          0.6%
Net inpatient revenue per admission.......  $     6,589  $     6,638          0.7%   $     6,641  $     6,748          1.6%
Outpatient visits.........................    1,891,978    2,155,560         13.9%     5,364,635    6,270,367         16.9%
Average length of stay (days).............          5.4          5.3         (0.1)*          5.3          5.2*        (0.1)*

------------------------

*   The change is the difference between 1996 and 1997 amounts shown.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

    The Medicare program accounted for 41.2% of the net patient revenues of the Company's domestic general hospitals for the quarter and 40.5 % for the nine months ended February 29, 1996, compared with 41.1% and 39.2% for the quarter and nine months ended February 28, 1997, respectively. Historically, rates paid under Medicare's prospective payment system for inpatient services have increased, but such increases have been less than cost increases. Payments for Medicare outpatient services presently are cost reimbursed, but there are certain proposals pending that would convert Medicare reimbursement for outpatient services to a prospective payment system which, if implemented, may result in reduced payments. Medicaid programs in certain states in which the Company operates also are undergoing changes that will result in reduced payments to hospitals.

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

    Net operating revenues from the Company's other domestic operations were $131.7 million for the three months ended February 29, 1996, compared to $172.9 million for the three months ended February 28, 1997, representing an increase of $41.2 million. Net operating revenues for the nine months ended February 29, 1996 were $361.8 million, compared with $542.4 million for the current year nine-month period, representing an increase of $180.6 million. This increase primarily reflects continued growth of physician practices and the Company's subsidiaries offering health insurance products.

    Net operating revenues from the Company's former international operations were $50.6 million for the nine months ended February 29, 1996. The Company sold all of its interests in hospitals and related healthcare businesses in Singapore, Malaysia, Thailand and Australia during that nine-month period.

    Salaries and benefits expense as a percentage of net operating revenues was 40.7% in the prior and current year quarters ended February 29, 1996 and February 28, 1997. Salaries and benefits expense as a percentage of net operating revenues for the prior and current nine-month periods were 40.3% and 41.0%, respectively. The increase in the nine-month period over the prior year is primarily attributable to an increase in salaries and benefits in the same store facilities acquired in the OrNda merger.

    Supplies expense as a percentage of net operating revenues was 13.8% in the quarter ended February 29, 1996 and 14.1% in the three months ended February 28, 1997. Supplies expense as a percentage of net operating revenues for the prior and current nine-month periods were 13.6% and 13.8%, respectively. The increase reflects a reclassification by facilities acquired in the OrNda merger of the supply component of major contracts from purchased services to supplies expense.

    The provision for doubtful accounts as a percentage of net operating revenues was 5.4% for the quarter ended February 29, 1996, and 5.7% in the three months ended February 28, 1997. The provision for doubtful accounts as a percentage of net operating revenues for the prior and current nine-month

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
periods was 5.5%. The increases in the current quarter compared to the prior year primarily related to new acquisitions and a increase in accounts receivable.

    Other operating expenses as a percentage of net operating revenues was 21.5% for the quarter ended February 29, 1996 and 21.0% in the three months ended February 28, 1997. Other operating expenses as a percentage of net operating revenues for the prior and current year nine-month periods were 22.2% and 21.1%, respectively.

    Depreciation and amortization expense as a percentage of net operating revenues was 5.1% in the quarter ended February 29, 1996 and 4.9% in the three months ended February 28, 1997. Depreciation and amortization expense as a percentage of net operating revenues for the prior and current nine-month periods were 5.5% and 5.3%, respectively.

    In the third quarter of fiscal 1997, the Company recorded non-recurring expenses of $272.2 million in connection with the OrNda merger. The after-tax effect of these charges was $184.2 million, or $0.60 per share. (See Note 3.) In addition, as a result of the merger and recent acquisitions of other hospitals and related heathcare businesses, the Company currently is assessing all the markets in which it now operates in order to develop a formal plan to eliminate duplication of services and excess capacity in certain locations. This plan is expected to involve the closure, sale or conversion of certain of its facilities and a reorganization of its physician practices. The Company expects to incur additional non-recurring expenses in the fourth quarter of fiscal 1997 related to this plan.

    Interest expense, net of capitalized interest, was $107.2 million in the quarter ended February 29, 1996 and $106.0 million in the three months ended February 28, 1997. Interest expense, net of capitalized interest, for the prior and current nine-month periods was $322.0 million and $308.0 million, respectively. The reduction is due to lower borrowings and interest rates in the quarter and nine months ended February 28, 1997.

    Investment earnings were $6.4 million in the quarter ended February 29, 1996 and $6.9 million in the three months ended February 28, 1997. Investment earnings for the prior and current nine-month periods were $21.3 million and $19.4 million, respectively. Investment earnings are derived primarily from notes receivable and investments in debt and equity securities.

    Equity in earnings of unconsolidated affiliates was $4.5 million in the quarter ended February 29, 1996 and $0.4 million in the three months ended February 28, 1997. Equity in earnings of unconsolidated affiliates for the prior and current year nine-month periods was $25.9 million and $1.8 million, respectively. The prior year quarter and nine-month period included $4.5 million and $23.0 million, respectively, in earnings from two unconsolidated affiliates that were sold during fiscal 1996, one whose third party minority interest was purchased by the Company and two that are no longer accounted for on the equity method of accounting because the Company's ownership interest has been reduced below 20%. These latter two investments now are carried in the Company's balance sheet at their fair value.

    Minority interests in the income of consolidated subsidiaries was $5.8 million during the quarter ended February 29, 1996, compared to $8.9 million in the three months ended February 28, 1997. Minority interests in the income of consolidated subsidiaries for the prior and current year nine-month periods was $17.7 million and $24.4 million, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

    Taxes on income as a percentage of income before income taxes were 41.5% in the nine months ended February 29, 1996 and 48.5% for the nine months ended February 28, 1997. The difference between the Company's effective income tax rate and the statutory federal income tax rate is shown below:

                                                         THREE MONTHS ENDED                            NINE MONTHS ENDED
                                         --------------------------------------------------  -------------------------------------
                                                                                                                        FEBRUARY
                                            FEBRUARY 29, 1996         FEBRUARY 28, 1997         FEBRUARY 29, 1996       28, 1997
                                         ------------------------  ------------------------  ------------------------  -----------
                                           AMOUNT          %         AMOUNT          %         AMOUNT          %         AMOUNT
                                         -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                                        (IN MILLIONS OF DOLLARS AND AS A PERCENT OF PRETAX INCOME)
Tax provision at statutory federal
  rate.................................   $    57.4        35.0%    $   (26.7)      (35.0)%   $   260.5        35.0%    $    90.3
State income taxes, net of federal
  income tax benefit (expense).........         6.9         4.2%    $    (3.6)       (4.7)%   $    28.2         3.8%    $    15.1
Goodwill amortization..................   $     6.4         3.9%    $     6.6         8.6%    $    18.7         2.5%    $    19.7
Gain on sale of foreign subsidiary's
  assets...............................      --           --           --           --        $    16.3         2.2%       --
Net operating loss realization.........   $    (5.1)       (3.1)%   $    (1.0)       (1.3)%   $   (14.5)       (2.0)%   $   (14.3)
Nondeductible merger costs.............      --           --        $    13.7        17.9%       --           --        $    13.7
Other..................................   $     0.3         0.2%    $     0.5         0.8%       --           --        $     0.5
                                              -----       -----    -----------      -----    -----------        ---    -----------
Taxes on income and effective tax
  rates................................   $    65.9        40.2%    $   (10.5)       13.7%    $   309.2        41.5%    $   125.0
                                              -----       -----    -----------      -----    -----------        ---    -----------
                                              -----       -----    -----------      -----    -----------        ---    -----------


                                              %
                                         -----------

Tax provision at statutory federal
  rate.................................       35.0%
State income taxes, net of federal
  income tax benefit (expense).........        5.9%
Goodwill amortization..................        7.6%
Gain on sale of foreign subsidiary's
  assets...............................      --
Net operating loss realization.........       (5.5)%
Nondeductible merger costs.............        5.3%
Other..................................        0.2%
                                               ---
Taxes on income and effective tax
  rates................................       48.5%
                                               ---
                                               ---

    Amortization of the goodwill resulting from the Company's March 1995 acquisition of American Medical Holdings, Inc. of approximately $48.0 million ($0.16 per share) for the nine months ended February 28, 1997 is a noncash charge and provides no income tax benefits. The Company expects its normal tax rate for quarters subsequent to February 28, 1997 to approximate 40%.

LIQUIDITY AND CAPITAL RESOURCES

    During the nine months ended February 28, 1997, net cash provided by operating activities was $254.9 million after expenditures of $76.6 million for discontinued operations, restructuring charges and merger-related expenses. For the prior year nine-month period net cash provided by operating activities was $176.8 million after expenditures of $88.1 million for discontinued operations and restructuring charges. Cash flows from operating activities during the nine months ended Febraury 28, 1997 have been adversely affected due to the following principal reasons: (i) billing delays resulting from conversions of patient accounting systems at several hospitals; (ii) delays in cash flows at recently acquired facilities where accounts receivable were not purchased; (iii) temporary slowdowns in the collection of Medicare receivables due to changes in fiscal intermediaries for recently acquired facilities; and (iv) a general slowdown of payments from other payors. Management believes, however, that cash flow from operating activities in the future will return to the Company's historically positive levels. Net cash provided by operating activities in the quarter ended February 28, 1997 was $189.3 million. The above liquidity, along with the availability of credit under the Company's New Credit Agreement, should be adequate to meet debt service requirements and to finance planned capital expenditures, acquisitions and other known operating needs over the short-term (up to 18 months) and the long-term (18 months to three years).

    In January 1997, in connection with the acquisition of OrNda, the Company entered into the New Credit Agreement to provide the Company with borrowings of aggregate commitments of up to $2.8 billion under a New Credit Agreement. The New Credit Agreement replaced the Company's March 1996 credit facility and ranks equally with the new Senior Notes and will constitute senior debt with respect to the new Senior Subordinated Notes and any other subordinated debt of the Company

    The Company's cash and cash equivalents at February 28, 1997 were $61.3 million, a decrease of $45.3 million over May 31, 1996. Working capital at February 28, 1997 was $820.3 million, compared to $498.7 million at May 31, 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

    Cash proceeds from the sale of property and equipment in the nine months ended February 28, 1997 were $49.7 million, primarily from the sale of the Company's former corporate headquarters building in Santa Monica, California.

    Cash payments for property and equipment were $261.4 million in the nine months ended February 28, 1997, compared to $299.3 million in the nine months ended February 29, 1996. The Company expects to spend approximately $400.0 million to $500.0 million annually on capital expenditures, before any significant acquisitions of facilities and other healthcare operations and before an estimated $225.0 million commitment to fund the construction of a new replacement facility for one of its hospitals. Such capital expenditures relate primarily to the development of healthcare services networks in selected geographic areas, design and construction of new buildings, expansion and renovation of existing facilities, equipment additions and replacements, introduction of new medical technologies and various other capital improvements.

    The Company's New Credit Agreement and the indentures governing the Senior Notes and the Senior Subordinated Notes have, among other requirements, affirmative, negative and financial covenants with which the Company must comply. These covenants include, among other requirements, limitations on borrowings by, and liens on the assets of, the Company and its subsidiaries, investments, the sale of all or substantially all assets and prepayment of subordinated debt, and a prohibition against the Company declaring or paying dividends on or purchasing its common stock unless its senior long-term unsecured debt securities are rated BBB or higher by Standard and Poors' Rating Services and Baa3 or higher by Moody's Investors Service, Inc. The Company must also comply with covenants regarding maintenance of specified levels of net worth, debt ratios and fixed-charge coverage ratios. The Company is in compliance with its loan covenants.

    The Company's strategy includes the pursuit of growth through acquisitions and partnerships, including the development of integrated healthcare systems in certain strategic geographic areas, general hospital acquisitions and partnerships and physician practice acquisitions and partnerships. All or portions of this growth may be financed through available credit under the New Credit Agreement or, depending on capital market conditions, sale of additional debt or equity securities or other bank borrowings. The Company's unused borrowing capacity under the New Credit Agreement was $2.22 billion as of February 28, 1997.

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

FORWARD-LOOKING STATEMENTS

    Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute
"forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both national and in the regions in which the Company operates; industry capacity; demographic changes; existing laws and government regulations and changes in, or the failure to comply with safe harbors in, laws and governmental regulations; legislative proposals for healthcare reform; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid reimbursement levels; liability and other claims asserted against the Company; competition; the loss of any significant customers; changes in business strategy or development plans; the ability to attract and retain qualified personnel, including physicians; the significant indebtedness of the Company after the acquisition of OrNda; the lack of assurance that the synergies expected from the acquisition of OrNda will be achieved; and the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Tenet disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    MATERIAL DEVELOPMENTS IN PREVIOUSLY REPORTED LEGAL PROCEEDINGS:

    On March 20, 1997, the defendants' motion to dismiss and to strike plaintiffs' complaint in the National Medical Enterprises Securities Litigation II case was denied. The case is described in the Company's Annual Report on Form 10-K for its fiscal year ended May 31, 1996 (the "Form 10-K"). There have been no other material developments in the legal proceedings described in the Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On October 16, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), as amended November 22, 1996, among OHC Acquisition Co. (a wholly owned subsidiary of the Company, "Merger Sub"), and OrNda, pursuant to which Merger Sub was merged into OrNda, with OrNda surviving as a wholly owned subsidiary of the Company. Upon consummation of the merger on January 30, 1997, each share of OrNda common stock outstanding immediately prior to the effective time of the merger was converted into the right to receive 1.35 shares of common stock of the Company, and the associated preferred stock purchase rights. Cash was paid in lieu of any fractional shares of the Company's common stock.

    On January 28, 1997, the Company held a Special Meeting of its Shareholders at which the shareholders of the Company were asked to approve (i) the issuance, pursuant to the Merger Agreement, of approximately 85.9 million shares of the common stock of the Company, and the associated preferred stock purchase rights, to the stockholders of OrNda (the "Share Issuance"), (ii) an amendment to the Company's Restated Articles of Incorporation to increase the number of authorized shares of common stock from 450,000,000 shares to 700,000,000 shares (the Charter Amendment"), and (iii) the Amended and Restated 1995 Stock Incentive Plan (the "Amended Plan"). The shareholders approved the Share Issuance, the Charter Amendment and the Amended Plan. The votes were as follows:

1.         The Share Issuance
           For:...................  174,572,284
           Against:...............     617,058
           Abstain:...............     432,847
2.         The Charter Amendment
           For:...................  185,240,865
           Against:...............   3,913,322
           Abstain:...............     337,423
3.         The Amended Plan
           For:...................  164,476,502
           Against:...............   9,470,806
           Abstain:...............   2,682,055

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

       (10)   Material Contracts

           (a) $2,800,000,000 Credit Agreement, dated as of January 30, 1997, among Tenet Healthcare Corporation, as Borrower, the Lenders, Managing Agents and Co-Agents party thereto, the Swingline Bank Party thereto, The Bank of New York and the Bank of Nova

               Scotia, as Documentation Agents, Bank of America National Trust and Savings Association, as Syndication Agent and Morgan Guaranty Trust Company of New York, as Administrative Agent.

       (11) (Page 23) Statement Re: Computation of Per Share Earnings for the three months and nine months ended February 29, 1996 and February 28, 1997.

       (27)   Financial Data Schedule (included only in the EDGAR filing).

Items 2, 3 and 5 are not applicable.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               TENET HEALTHCARE CORPORATION
                                                       (Registrant)

Date: April 14, 1997                                /s/ TREVOR FETTER
                                          --------------------------------------
                                                      Trevor Fetter
                                             EXECUTIVE VICE PRESIDENT, CHIEF
                                          FINANCIAL OFFICER (PRINCIPAL FINANCIAL
                                                         OFFICER)

                                                 /s/ RAYMOND L. MATHIASEN
                                          --------------------------------------
                                                   Raymond L. Mathiasen
                                               SENIOR VICE PRESIDENT, CHIEF
                                              ACCOUNTING OFFICER (PRINCIPAL
                                                   ACCOUNTING OFFICER)