Form 10-K
period 1997-05-31
TENET HEALTHCARE CORP
filed 1997-08-27
CIK 70318

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED MAY 31, 1997.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM                  TO                  .

                         COMMISSION FILE NUMBER: I-7293
                            ------------------------

                          TENET HEALTHCARE CORPORATION
             (Exact name of Registrant as specified in its charter)

          NEVADA                95-2557091
      (State or other        (I.R.S. Employer
      jurisdiction of         Identification
     incorporation or              No.)
       organization)

     3820 STATE STREET
 SANTA BARBARA, CALIFORNIA         93105
   (Address of principal        (Zip Code)
    executive offices)

                            AREA CODE (805) 563-7000
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                              NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                ON WHICH REGISTERED
-------------------------------------------  ------------------------
Common Stock                                 New York Stock Exchange
                                             Pacific Stock Exchange
Preferred Stock Purchase Rights              New York Stock Exchange
                                             Pacific Stock Exchange
7 3/8% Medium Term Notes due 1997            New York Stock Exchange
9 5/8% Senior Notes due 2002                 New York Stock Exchange
8 5/8% Senior Notes due 2003                 New York Stock Exchange
7 7/8% Senior Notes due 2003                 New York Stock Exchange
8% Senior Notes due 2005                     New York Stock Exchange
6% Exchangeable Subordinated Notes due 2005  New York Stock Exchange
10 1/8% Senior Subordinated Notes due 2005   New York Stock Exchange
8 5/8% Senior Subordinated Notes due 2007    New York Stock Exchange

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. / /

    As of July 31, 1997, there were 304,733,190 shares of Common Stock outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, based on the closing price of these shares on the New York Stock Exchange, was $9,116,106,163. For the purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

    Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1997, have been incorporated by reference into Parts I, II and IV of this Report. Portions of the definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                         FORM 10-K ANNUAL REPORT--1997
                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                                                                                                                PAGE
                                                                                                                -----
PART I
  Item  1.      Business...................................................................................           1
  Item  2.      Properties.................................................................................          19
  Item  3.      Legal Proceedings..........................................................................          19
  Item  4.      Submission of Matters to a Vote of Security Holders........................................          20

PART II
  Item  5.      Market for Registrant's Common Equity and Related Stockholder Matters......................          20
  Item  6.      Selected Financial Data....................................................................          20
  Item  7.      Management's Discussion and Analysis of Financial Condition and Results of Operations......          20
  Item  8.      Financial Statements and Supplementary Data................................................          20
  Item  9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......          20

PART III
  Item 10.      Directors and Executive Officers of the Registrant.........................................          21
  Item 11.      Executive Compensation.....................................................................          21
  Item 12.      Security Ownership of Certain Beneficial Owners and Management.............................          21
  Item 13.      Certain Relationships and Related Transactions.............................................          21

PART IV
  Item 14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K..........................          21

------------------------

Note: The responses to Items 5 through 8, Item 12 and portions of Items 1, 3, 10, 11 and 14 are included in the Registrant's Annual Report to Shareholders for the year ended May 31, 1997, or the definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Shareholders. The required information is incorporated into this Report by reference to those documents and is not repeated herein.

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

    Tenet Healthcare Corporation (together with its subsidiaries, "Tenet", the "Registrant" or the "Company") is the second largest investor-owned healthcare services company in the United States. At May 31, 1997, Tenet's subsidiaries owned or operated 128 general hospitals with 27,959 licensed beds and related healthcare facilities serving urban and rural communities in 22 states and held investments in other healthcare companies. Tenet's subsidiaries also owned or operated a small number of rehabilitation hospitals, specialty hospitals, long-term care facilities, psychiatric facilities and medical office buildings located on the same campus as, or nearby, its general hospitals, as well as various ancillary healthcare businesses, including outpatient surgery centers, home healthcare programs, ambulatory, occupational and rural healthcare clinics, health maintenance organizations, a preferred provider organization and a managed care insurance company. Tenet intends to continue its strategic acquisitions of and partnerships with additional general hospitals and related healthcare businesses in order to expand and enhance its integrated healthcare delivery systems.

    On January 30, 1997, the Company acquired OrNda HealthCorp ("OrNda"). The acquisition was accomplished when a subsidiary of Tenet was merged with and into OrNda (the "Merger"), leaving OrNda and all of its subsidiaries as wholly-owned subsidiaries of Tenet. OrNda now is known as Tenet HealthSystem HealthCorp. The Merger was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements incorporated herein by reference and all statistical data shown herein prior to the Merger have been restated to include the accounts and results of operations of OrNda for all periods presented. Prior to the Merger, OrNda was the third largest investor-owned provider of healthcare services in the United States. The Merger joined Tenet's then-existing 77 hospitals and related healthcare operations with OrNda's then-existing 50 general hospitals and related healthcare operations.

    As discussed in more detail under Domestic General Hospitals on page 2 below, Tenet's subsidiaries, including OrNda, acquired 11 general hospitals during fiscal 1997 and four general hospitals during the first quarter of fiscal 1998. In addition, Tenet sold one general hospital and closed one general hospital during fiscal 1997. Tenet also sold one general hospital and closed one general hospital during the first quarter of fiscal 1998.

    At May 31, 1997, Tenet's subsidiaries also owned or operated various ancillary healthcare operations, discussed in more detail under Other Domestic Operations on page 7 below, and held as investments interests in Vencor, Inc. ("Vencor"), Total Renal Care Holdings, Inc. ("TRC") and Health Care Property Partners ("HCPP"). These investments are discussed in more detail under Investments on page 8 below.

    In connection with the Merger, Tenet issued $400 million of 7 7/8% Senior Notes due 2003, $900 million of 8% Senior Notes due 2005 and $700 million of
8 5/8% Senior Subordinated Notes due 2007, and entered into a new revolving credit agreement that allows Tenet to borrow, repay and reborrow up to $2.8 billion prior to its January 31, 2002, maturity date. The Company had approximately $2.0 billion available under its new revolving credit agreement at May 31, 1997.

    Under segment reporting criteria, Tenet believes that "healthcare" is its only material business segment. See the discussion of Tenet's revenues and operations in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Tenet's 1997 Annual Report to Shareholders.

                                   OPERATIONS

DOMESTIC GENERAL HOSPITALS

    All of Tenet's operations are conducted through its subsidiaries and affiliates. Tenet's general hospital and other healthcare operations are conducted primarily through the following three subsidiaries and their subsidiaries and affiliates: (i) Tenet HealthSystem Hospitals, Inc., (ii) Tenet HealthSystem Medical, Inc. and (iii) Tenet HealthSystem HealthCorp. At May 31, 1997, Tenet's subsidiaries and affiliates operated 128 general hospitals (27,959 licensed beds) serving urban and rural communities in 22 states. Of those general hospitals, 100 are owned by Tenet's subsidiaries and affiliates and 28 are owned by and leased from third parties (including two leased from HCPP, as discussed on page 8 below, and two owned facilities that are on leased land).

    During fiscal 1997, Tenet's subsidiaries, including OrNda, acquired the ownership of (or interests in) the following 11 general hospitals: (i) the 378-bed Hialeah Hospital in Hialeah, Florida, (ii) the 136-bed Cypress Fairbanks Medical Center in Houston, Texas, (iii) the 68-bed Westside Medical Center in Los Angeles, California, (iv) the 400-bed Centinela Hospital Medical Center in Inglewood, California, (v) the 329-bed St. Vincent Hospital in Worcester, Massachusetts, (vi) the 319-bed Lloyd Noland Hospital in Birmingham, Alabama,
(vii) the 296-bed Western Medical Center in Santa Ana, California, (viii) the 193-bed Western Medical Center - Anaheim in Anaheim, California, (ix) the 357-bed North Shore Medical Center in Miami, Florida, (x) the 312-bed Brookside Hospital in San Pablo, California, and (xi) the 398-bed Desert Hospital in Palm Springs, California. In addition, Tenet sold one general hospital and closed one general hospital during fiscal 1997.

    In the first quarter of fiscal 1998, Tenet acquired the three-hospital 1,030-bed Deaconess Incarnate Word Health System in St. Louis, Missouri, and the 28-bed Sylvan Grove Hospital in Jackson, Georgia, and announced that the construction of a new hospital in Weston, Florida, under a joint venture with the Cleveland Clinic has been approved by the State of Florida. During the first quarter of fiscal 1998, the Company also entered a definitive agreement with Eastern Health System, Inc. ("Eastern") to form a joint venture, which will be managed by Tenet, to operate four general hospitals and substantially all of their related operations in the greater Birmingham, Alabama area. In addition, Tenet sold one facility and closed one facility during the first quarter of fiscal 1998. Tenet also entered into a definitive agreement to sell the 90-bed Plateau Medical Center in Oak Hill, West Virginia.

    Each of Tenet's general hospitals offers acute care services and most offer operating and recovery rooms, radiology services, intensive care and coronary care nursing units, pharmacies, clinical laboratories, respiratory therapy services, physical therapy services and outpatient facilities. A number of the hospitals also offer tertiary care services such as open heart surgery, neonatal intensive care, neuroscience, orthopedic services and oncology services. Three of the Company's hospitals, Memorial Medical Center, USC University Hospital and Sierra Medical Center, offer quaternary care in such areas as heart, lung, liver and kidney transplants and USC University Hospital and Sierra Medical Center also offer gamma knife brain surgery. With the exception of one general hospital that was acquired in fiscal 1996 and one general hospital acquired in the first quarter of fiscal 1998, each of the Company's facilities that is eligible for accreditation is fully accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), the Commission on Accreditation of Rehabilitation Facilities (in the case of rehabilitation hospitals) or another appropriate accreditation agency. Both of the unaccredited general hospitals referred to above are in the process of becoming accredited for the first time. With such accreditation, the Company's hospitals are eligible to participate in the Medicare and Medicaid programs.

    Various factors, such as technological developments permitting more procedures to be performed on an outpatient basis, pharmaceutical advances and pressures to contain healthcare costs, have led to a shift from inpatient care to ambulatory or outpatient care. Tenet has responded to this trend by enhancing its hospitals' outpatient service capabilities, including (i) establishing freestanding outpatient surgery centers at or near certain of its hospital facilities, (ii) reconfiguring certain hospitals to more effectively accommodate outpatient treatment, by, among other things, providing more convenient, dedicated outpatient facilities and (iii) restructuring existing surgical capacity to allow a greater number and range of procedures to be performed on an outpatient basis. Tenet's facilities will continue to emphasize those outpatient services that can be provided on a quality, cost-effective basis and that the Company believes will experience increased demand. The patient volumes and net operating revenues at both the Company's general hospitals and its outpatient surgery centers are subject to seasonal variations caused by a number of factors, including but not necessarily limited to, seasonal cycles of illness, climate and weather conditions, vacation patterns of both patients and physicians and other factors relating to the timing of elective procedures.

    In addition, inpatient care is continuing to move from acute care to sub-acute care, where a less-intensive level of care is provided. Tenet has been proactive in the development of a variety of sub-acute inpatient services to utilize a portion of its unused capacity. By offering cost-effective ancillary services in appropriate circumstances, Tenet is able to provide a continuum of care where the demand for such services exists. For example, in certain hospitals the Company has developed transitional care, rehabilitation and long-term care sub-acute units. Such units utilize less intensive staffing levels to provide the range of services sought by payors with a lower cost structure.

    The Merger allowed Tenet to acquire a substantial portfolio of hospitals providing quality care responsive to the current managed care environment. Many of the general hospitals acquired in the Merger are located in geographic areas where Tenet already operated hospitals, including southern California and south Florida. The Merger has allowed Tenet to coordinate the services provided by all of its subsidiaries, including OrNda, in these geographic areas, which Tenet believes has accelerated its development of integrated healthcare delivery systems in these areas. The Merger also expanded Tenet's operations into several new geographic areas, including Arizona, Iowa, Massachusetts, Mississippi, Nevada, Oregon, Washington, West Virginia and Wyoming.

    The largest concentrations of the Company's hospitals now are in California (35.2%), Texas (15.6%) and Florida (13.3%). The concentrations of hospitals in these three states increases the risk that any adverse economic, regulatory or other developments that may occur in such states may adversely affect the Company's operations or financial condition.

    Tenet believes that its general hospitals are well-positioned to compete effectively in the rapidly evolving healthcare environment. Tenet continually analyzes whether each of its hospitals fits within its strategic plans and has and will continue to analyze ways in which such assets may best be used to maximize shareholder value. To that end, the Company plans to close, sell or convert to alternate uses certain of the Company's facilities and services in order to eliminate duplicate services and excess capacity resulting from the Merger.

    The following table lists, by state, the general hospitals owned or (if indicated below) leased by Tenet's subsidiaries and operated domestically as of May 31, 1997:

     GEOGRAPHIC                                                                                 LICENSED
     AREA/STATE                            FACILITY                             LOCATION          BEDS      STATUS
--------------------  ---------------------------------------------------  -------------------  ---------  ---------
Alabama               Brookwood Medical Center                             Birmingham                 586    Owned
                      Lloyd Noland Hospital                                Birmingham                 319    Owned

Arizona               Community Hospital Medical Center                    Phoenix                     53    Owned
                      Mesa General Hospital Medical Center (1)             Mesa                       138   Leased
                      St. Luke's Medical Center (1)                        Phoenix                    280   Leased
                      Tempe St. Luke's Hospital (1)                        Tempe                      106   Leased
                      Tucson General Hospital                              Tucson                     129    Owned

Arkansas              Central Arkansas Hospital                            Searcy                     193    Owned
                      Methodist Hospital of Jonesboro (2)                  Jonesboro                  104    Owned
                      National Park Medical Center                         Hot Springs                166    Owned
                      St. Mary's Regional Medical Center                   Russellville               170    Owned

California            Alvarado Hospital Medical Center                     San Diego                  231    Owned
  (Southern)          Brotman Medical Center                               Culver City                438    Owned
                      Centinela Hospital Medical Center                    Inglewood                  400    Owned
                      Century City Hospital (1)                            Los Angeles                190   Leased
                      Chapman Medical Center (1)                           Orange                     135   Leased
                      Coastal Communities Hospital (3)                     Santa Ana                  177    Owned
                      Community Hospital of Huntington Park (1)            Huntington Park             81   Leased
                      Desert Hospital (1)                                  Palm Springs               388   Leased
                      Encino Hospital (1)(4)                               Encino                     151   Leased
                      Fountain Valley Regional Hospital and Medical        Fountain Valley            395    Owned
                        Center
                      Garden Grove Hospital and Medical Center             Garden Grove               167    Owned
                      Garfield Medical Center                              Monterey Park              211    Owned
                      Greater El Monte Community Hospital                  South El Monte             113    Owned
                      Harbor View Medical Center (5)                       San Diego                  156    Owned
                      Irvine Medical Center (1)                            Irvine                     176   Leased
                      John F. Kennedy Memorial Hospital                    Indio                      130    Owned
                      Lakewood Regional Medical Center                     Lakewood                   161    Owned
                      Los Alamitos Medical Center                          Los Alamitos               173    Owned
                      Medical Center of North Hollywood                    North Hollywood            160    Owned
                      Midway Hospital Medical Center                       Los Angeles                225    Owned
                      Mission Hospital of Huntington Park                  Huntington Park            109    Owned
                      Monterey Park Hospital                               Monterey Park              102    Owned
                      Placentia Linda Hospital                             Placentia                  114    Owned
                      San Dimas Community Hospital                         San Dimas                   93    Owned
                      Santa Ana Hospital Medical Center (1)                Santa Ana                   90   Leased
                      South Bay Medical Center (1)                         Redondo Beach              201   Leased
                      Saint Luke Medical Center                            Pasadena                   165    Owned
                      Suburban Medical Center (1)                          Paramount                  182   Leased
                      Tarzana Regional Medical Center (1)(4)               Tarzana                    233   Leased
                      USC University Hospital (6)                          Los Angeles                285   Leased
                      Western Medical Center--Anaheim                      Anaheim                    193    Owned
                      Western Medical Center                               Santa Ana                  296    Owned
                      Whittier Hospital Medical Center                     Whittier                   159    Owned
                      Woodruff Community Hospital                          Long Beach                  96    Owned

California            Brookside Hospital (1)                               San Pablo                  233   Leased
  (Northern)          Community Hospital of Los Gatos (1)                  Los Gatos                  153   Leased
                      Doctors Hospital of Manteca                          Manteca                     73    Owned
                      Doctors Medical Center of Modesto                    Modesto                    397    Owned
                      Doctors Hospital of Pinole (1)                       Pinole                     137   Leased
                      French Hospital Medical Center (7)                   San Luis Obispo            147    Owned
                      Redding Medical Center                               Redding                    185    Owned
                      San Ramon Regional Medical Center                    San Ramon                  123    Owned
                      Sierra Vista Regional Medical Center                 San Luis Obispo            199    Owned
                      Twin Cities Community Hospital                       Templeton                   84    Owned
                      Valley Community Hospital (1)                        Santa Maria                 70   Leased

     GEOGRAPHIC                                                                                 LICENSED
     AREA/STATE                            FACILITY                             LOCATION          BEDS      STATUS
--------------------  ---------------------------------------------------  -------------------  ---------  ---------
Florida               Coral Gables Hospital                                Coral Gables               273    Owned
  (Southern)          Delray Medical Center                                Delray Beach               211    Owned
                      Florida Medical Center (8)                           Ft. Lauderdale             459    Owned
                      Florida Medical Center, South (8)                    Plantation                 202    Owned
                      Hialeah Hospital                                     Hialeah                    378    Owned
                      Hollywood Medical Center                             Hollywood                  324    Owned
                      North Ridge Medical Center                           Ft. Lauderdale             391    Owned
                      North Shore Medical Center                           Miami                      357    Owned
                      Palm Beach Gardens Medical Center (1)                Palm Beach Gardens         204   Leased
                      Palmetto General Hospital                            Hialeah                    360    Owned
                      Parkway Regional Medical Center                      North Miami                689    Owned
                      West Boca Medical Center                             Boca Raton                 185    Owned

Florida               Memorial Hospital of Tampa                           Tampa                      174    Owned
  (Tampa/St.          North Bay Medical Center                             New Port Richey            122    Owned
  Petersburg)         Palms of Pasadena Hospital                           St. Petersburg             310    Owned
                      Seven Rivers Community Hospital                      Crystal River              128    Owned
                      Town & Country Hospital                              Tampa                      201    Owned

Georgia               North Fulton Regional Hospital (1)                   Roswell                    167   Leased
                      Spalding Regional Hospital                           Griffin                    160    Owned

Indiana               Culver Union Hospital                                Crawfordsville             120    Owned
                      Winona Memorial Hospital                             Indianapolis               317    Owned

Iowa                  Davenport Medical Center                             Davenport                  150    Owned

Louisiana             Doctors Hospital of Jefferson (1)                    Metairie                   138   Leased
                      Kenner Regional Medical Center                       Kenner                     300    Owned
                      Meadowcrest Hospital                                 Gretna                     200    Owned
                      Memorial Medical Center, Mid-City                    New Orleans                272    Owned
                      Memorial Medical Center, Uptown                      New Orleans                526    Owned
                      Minden Medical Center                                Minden                     121    Owned
                      Northshore Regional Medical Center (1)               Slidell                    174   Leased
                      St. Charles General Hospital                         New Orleans                173    Owned

Massachusetts         Saint Vincent Hospital                               Worcester                  398    Owned

Mississippi           Gulf Coast Medical Center                            Biloxi                     189    Owned

Missouri              Columbia Regional Hospital                           Columbia                   265    Owned
                      Lucy Lee Hospital (1)                                Poplar Bluff               201   Leased
                      Lutheran Medical Center                              St. Louis                  408    Owned
                      Twin Rivers Regional Medical Center                  Kennett                    118    Owned

Nebraska              Saint Joseph Hospital (9)                            Omaha                      404    Owned

Nevada                Lake Mead Hospital Medical Center                    North Las Vegas            198    Owned

North Carolina        Central Carolina Hospital                            Sanford                    137    Owned
                      Frye Regional Medical Center (1)                     Hickory                    355   Leased

Oregon                Eastmoreland Hospital                                Portland                   100    Owned
                      Woodland Park Hospital (6)                           Portland                   209   Leased

South Carolina        East Cooper Regional Medical Center                  Mount Pleasant             100    Owned
                      Hilton Head Hospital (10)                            Hilton Head                 64    Owned
                      Piedmont Medical Center                              Rock Hill                  268    Owned

Tennessee             John W. Harton Regional Medical Center               Tullahoma                  137    Owned
                      Medical Center of Manchester (1)                     Manchester                  49   Leased
                      Saint Francis Hospital                               Memphis                    693    Owned
                      University Medical Center                            Lebanon                    261    Owned

     GEOGRAPHIC                                                                                 LICENSED
     AREA/STATE                            FACILITY                             LOCATION          BEDS      STATUS
--------------------  ---------------------------------------------------  -------------------  ---------  ---------
Texas                 Doctors Hospital                                     Dallas                     268    Owned
  (Dallas)            Garland Community Hospital                           Garland                    113    Owned
                      Lake Pointe Medical Center (11)                      Rowlett                     92    Owned
                      RHD Memorial Medical Center (1)                      Dallas                     190   Leased
                      Trinity Medical Center (1)                           Carrollton                 149   Leased

Texas                 Cypress Fairbanks Medical Center                     Houston                    136    Owned
  (Houston)           Houston Northwest Medical Center (12)                Houston                    498    Owned
                      Park Plaza Hospital                                  Houston                    468    Owned
                      Sharpstown General Hospital                          Houston                    190    Owned
                      Twelve Oaks Hospital                                 Houston                    336    Owned

Texas                 Brownsville Medical Center                           Brownsville                177    Owned
  (Other)             Mid-Jefferson Hospital                               Nederland                  138    Owned
                      Nacogdoches Medical Center                           Nacogdoches                150    Owned
                      Odessa Regional Hospital (13)                        Odessa                     100    Owned
                      Park Place Medical Center                            Port Arthur                236    Owned
                      Providence Memorial Hospital                         El Paso                    501    Owned
                      Sierra Medical Center                                El Paso                    365    Owned
                      South Park Hospital and Medical Center               Lubbock                    101    Owned
                      Southwest General Hospital                           San Antonio                286    Owned
                      Trinity Valley Medical Center                        Palestine                  150    Owned

Washington            Puget Sound Hospital                                 Tacoma                     160    Owned

West Virginia         Plateau Medical Center                               Oak Hill                    90    Owned

Wyoming               Lander Valley Medical Center                         Lander                     102    Owned

------------------------------

 (1) Leased from a third party.

 (2) Owned by a limited liability company of which a Tenet subsidiary owns 95% and is the managing member.

 (3) Owned by a partnership in which a Tenet subsidiary owns 50% and is the managing general partner.

 (4) Leased by a partnership in which Tenet's subsidiaries own a 75% interest.

 (5) This hospital was closed during the first quarter of fiscal year 1998.

 (6) On leased land.

 (7) Independently managed and being held for sale as of May 31, 1997. This hospital was sold during the first quarter of fiscal year 1998.

 (8) Owned by a partnership in which Tenet's subsidiaries own an 85% interest. Tenet is in the process of repurchasing the minority interest in the partnership.

 (9) Owned by a limited liability company in which a Tenet subsidiary owns a 74% interest and is the managing member.

(10) Owned by a partnership in which Tenet's subsidiaries own a 90% interest.

(11) This hospital is owned by a partnership in which Tenet's subsidiaries own an 80% interest. The partnership leases the land on which the facility is located from a wholly owned Tenet subsidiary.

(12) This hospital is owned by a partnership in which Tenet's subsidiaries own a 70% interest. The partnership leases the land on which the facility is located from a wholly owned Tenet subsidiary.

(13) Owned by a partnership in which Tenet's subsidiaries own a 78% interest.

    The following table shows certain information about the general hospitals owned or leased domestically by Tenet's subsidiaries, including OrNda, for the fiscal years ended May 31:

                                                                     1995       1996       1997
                                                                   ---------  ---------  ---------
Total number of facilities.......................................        116        123        128
Total number of licensed beds....................................     23,691     26,265     27,959
Average occupancy during the period..............................       41.6%      42.7%      42.6%

    The above tables do not include rehabilitation hospitals, long-term care facilities, psychiatric facilities, outpatient surgery centers or other ancillary facilities.

BUSINESS STRATEGY

    The Company's strategic objective is to provide quality healthcare services responsive to the current managed care environment. Tenet believes that competition among healthcare providers occurs primarily at the local level. Accordingly, the Company tailors its local strategies to address the specific competitive characteristics of the geographic areas in which it operates, including the number of facilities operated by Tenet, the nature and structure of physician practices and physician groups, the extent of managed care penetration, the number and size of competitors and the demographic characteristics of the area. Key elements of the Company's strategy are:

    - to develop integrated healthcare delivery systems by coordinating the operations and services of the Company's facilities with other hospitals and ancillary care providers and through alliances with physicians and physician groups;

    - to reduce costs through enhanced operating efficiencies while improving the quality of care provided;

    - to develop or maintain its strong relationships with physicians and generally to foster a physician-friendly culture;

    - to enter into discounted fee for service arrangements, capitated contracts and other managed care contracts with third party payors; and

    - to acquire or enter into strategic partnerships with hospitals, groups of hospitals, other healthcare businesses, ancillary healthcare providers, physician practices and physician practice assets where appropriate to expand and enhance quality integrated healthcare delivery systems responsive to the current managed care environment.

INTERNATIONAL HOSPITALS

    At May 31, 1997, a subsidiary of the Company continued to operate a 184-bed tertiary-care hospital in Barcelona, Spain. A subsidiary of the Company also is developing a 56-bed hospital in Cham, Canton Zug, Switzerland. The opening of that hospital, which had been scheduled for the second quarter of fiscal 1997, has been postponed indefinitely due to a decision by the Cantonal Health Authority. Although an appeal of that decision has been denied, the Company is exploring alternatives to open the facility.

OTHER DOMESTIC OPERATIONS

    At May 31, 1997, Tenet's subsidiaries owned or operated a small number of rehabilitation hospitals, specialty hospitals, long-term care facilities, psychiatric facilities and medical office buildings located on the same campus as, or nearby, its general hospitals, as well as various ancillary healthcare businesses, including outpatient surgery centers, home healthcare programs, ambulatory, occupational and rural healthcare clinics, health maintenance organizations, a preferred provider organization and a managed care insurance company.

                                  INVESTMENTS

    At May 31, 1997, Tenet held as investments (i) 8,301,067 shares, an approximately 12.0% interest, in Vencor, a healthcare services provider primarily focusing on the needs of the elderly, (ii) 3,000,000 shares, an approximately 11.3% interest, in TRC, which operates kidney dialysis units and certain related healthcare businesses and (iii) an approximately 23.0% interest in HCPP, a partnership originally formed by the Company and Health Care Property Investors, Inc. for the purpose of acquiring from and leasing back to the Company 21 long-term care facilities, two general hospitals and one psychiatric facility. Since that time, the Company has assigned to Vencor (as successor to The Hillhaven Corporation) and other third parties its leasehold interests in the 21 long-term care facilities and the psychiatric hospital, but remains contingently liable for the lease payments on those facilities. The Company continues to lease the two general hospitals from HCPP. HCPP does not own any properties other than those originally purchased from the Company. In January 1996, Tenet sold $320 million principal amount of its 6% Exchangeable Subordinated Notes due 2005, which Notes are exchangeable into Tenet's 8,301,067 shares of Vencor common stock at any time on or after November 6, 1997, at an exchange rate of 25.9403 shares per $1,000 principal amount of the notes, subject to the Company's right to pay an amount in cash equal to the market price of the shares of Vencor common stock in lieu of delivery of such shares. The exchange price equivalent to the exchange rate is $38.55 per share.

                                   PROPERTIES

    Tenet's principal executive offices are located at 3820 State Street, Santa Barbara, CA 93105. That building is leased by a Tenet subsidiary under a five-year lease with one five-year renewal option. The telephone number of Tenet's Santa Barbara headquarters is (805) 563-7000. Hospital support services for Tenet's subsidiaries are located in space leased by a subsidiary in its operations center in Dallas, Texas. At May 31, 1997, Tenet and its subsidiaries also were leasing space for regional offices in Alabama, Arizona, Arkansas, California, Florida, Georgia, Louisiana, Tennessee and Texas. In addition, Tenet's subsidiaries operated domestically 147 medical office buildings, most of which are adjacent to Tenet's general hospitals.

    The number of licensed beds and locations of the Company's general hospitals are described on pages 4 through 6 above. As of May 31, 1997, Tenet had approximately $128 million of outstanding loans secured by real property and approximately $60 million of capitalized lease obligations. The Company believes that all of these properties, as well as the administrative and medical office buildings described above, are suitable for their intended purposes.

                          MEDICAL STAFF AND EMPLOYEES

    Tenet's hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. Members of the medical staffs of Tenet's hospitals often also serve on the medical staffs of hospitals not owned by the Company and may terminate their affiliation with the Tenet hospital or shift some or all of their admissions to competing hospitals at any time. Although the Company purchases physician practices and, where permitted by law, employs physicians, most of the physicians who practice at the Company's hospitals are not employees of the Company. The Company also manages physician practices in states where corporations are not permitted to purchase physician practices or employ physicians. Nurses, therapists, lab technicians, facility maintenance staff and the administrative staff of hospitals, however, normally are employees of the Company.

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

    The number of Tenet's employees (of which approximately 32% were part-time employees) at May 31, 1997, was approximately as follows:

General Hospitals and Other Businesses(1)..........................    104,200
Dallas Operations Center and Regional and Support Offices..........        698
Corporate Headquarters.............................................        102
                                                                     ---------
Total..............................................................    105,000
                                                                     ---------
                                                                     ---------

------------------------

(1) Includes employees whose employment relates to the operations of the Company's general hospitals, rehabilitation hospitals, psychiatric facilities, specialty hospitals, outpatient surgery centers, managed services organizations (including physicians whose practices have been acquired by the Company), print center, debt collection subsidiaries, other domestic healthcare operations, and the international hospitals.

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

                                  COMPETITION

    Tenet's general hospitals and other healthcare businesses operate in competitive environments. A facility's competitive position within the geographic area in which it operates is affected by such competitive factors as the quality of care provided, including the number, quality and specialties of the physicians, nurses and other healthcare professionals on its staff, the quality of services provided by such facility to patients and their physicians, its reputation, its managed care contracting relationships, the extent to which it is part of an integrated network, the number of competitive facilities, the state of its buildings and improvements, the quality and the state of the art of its medical equipment, its location and its charges for services. Tax-exempt competitors may have certain financial advantages, such as endowments, charitable contributions, tax-exempt financing and exemption from sales, property and income taxes, not available to Tenet facilities. The length of time a facility has been a part of the community and the availability of other healthcare alternatives also are competitive factors.

    One factor of ever-increasing importance in the competitive position of Tenet's facilities is the ability of those facilities to obtain managed care contracts. The importance of obtaining managed care contracts has increased over the years and is expected to continue to increase as employers, private and government payors and others turn to the use of managed care in an attempt to control rising healthcare costs. The revenues and operating results of most of the Company's hospitals' are significantly affected by the hospitals' ability to negotiate favorable contracts with managed care payors. Under such contracts, healthcare providers agree to provide services on a discounted-fee or capitated basis in exchange for the payors agreeing to send some or all of their members/employees to those providers. With capitated contracts, a healthcare provider such as Tenet receives specific fixed periodic payments from a health maintenance organization, preferred provider organization or employer based on the number of members of such organization being serviced by the provider. In return, the provider agrees to provide healthcare services to such members regardless of the actual costs incurred and services provided. The profitability of such contracts depends upon the provider's ability to negotiate payments per patient that, in the aggregate, are adequate to cover the cost of meeting the healthcare needs of the covered persons. In some cases, a provider may contract with an insurance carrier to cover some or all of the costs of providing the necessary healthcare.

    A healthcare provider's ability to compete for such contracts is affected by many factors, such as the competitive factors referred to above, the scope, breadth and quality of services a hospital offers in a given geographic area, its ability to form its own, or to join with other healthcare providers to form, integrated healthcare delivery systems and the scope, breadth and quality of services offered by competing healthcare providers and/or systems. Tenet evaluates changing circumstances in each geographic area on an ongoing basis and positions itself to compete in the managed care market by forming its own, or joining with others to form integrated healthcare delivery systems, such as Tenet South Florida HealthSystem in south Florida, Sierra Providence Health Network in El Paso, Texas, Tenet Louisiana HealthSystem in the greater New Orleans area, Tenet California HealthSystem in California and Tenet Houston HealthSystem in Houston, Texas, that actively pursue and enter into managed care contracts. Tenet's integrated healthcare delivery systems also compete for traditional fee-for-service patients and contracts with traditional healthcare insurers and employers.

    As discussed more fully on page 14, recent changes in the Federal Medicare laws permit providers to create Provider Service Organizations to contract directly with the Federal government for the provision of medical care to Medicare beneficiaries on a fully capitated basis. As part of the Health Care Financing Administration's demonstration project in this area, Tenet and its physician partners launched Tenet Choices 65 in July 1997. Tenet Choices 65 is a Medicare managed care plan for Medicare patients in the greater New Orleans area. If it proves successful, Tenet Choices 65 could serve as a model for similar plans for seniors throughout the country.

    The healthcare industry, including Tenet, has been characterized in recent years by increased competition for patients and staff physicians, significant excess capacity at general hospitals, a shift from inpatient to outpatient treatment settings and increased consolidation. New competitive strategies of hospitals and other healthcare providers place increasing emphasis on the use of alternative healthcare delivery systems (such as home healthcare services, outpatient surgery and emergency and diagnostic centers) that eliminate or reduce lengths of hospital stays. The principal factors contributing to these trends are advances in medical technology and pharmaceuticals, cost-containment efforts by managed care payors, employers and traditional healthcare insurers, changes in regulations and reimbursement policies, increases in the number and type of competing healthcare providers and changes in physician practice patterns. Tenet's future success will depend, in part, on the ability of its hospitals to continue to attract and retain staff physicians, enter into managed care contracts and organize and structure integrated healthcare delivery systems, including those with other healthcare providers and physician practice groups, while continuing to provide quality, cost-effective care.

    The Company's hospitals, and the healthcare industry as a whole, also face the challenge of continuing to provide quality patient care while dealing with strong competition for patients and with pressure on reimbursement rates not only by private payors, but also by government payors. National and state efforts to reform the healthcare system in the United States may further impact reimbursement rates. Changes in medical technology, existing and future legislation, regulations and interpretations and competitive contracting for provider services by payors may require changes in the Company's facilities, equipment, personnel, procedures, rates and/or services in the future.

    Inpatient admissions, average lengths of stay and average occupancy at general hospitals throughout the industry, including the Company's general hospitals, continue to be adversely affected by payor-required pre-admission authorization and utilization review and payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Increased competition, admissions constraints and payor pressures are expected to continue. Inpatient acuity and intensity of services continue to increase as less intensive services shift from an inpatient to an outpatient basis or to alternative healthcare delivery services because of various factors such as technological improvements, pharmaceutical advances and payor pressures to limit or reduce payments. Those pressures imposed by government and private payors and the increasing percentage of business negotiated with purchasers of group healthcare services are expected to continue to adversely affect the per-patient revenues received by the Company.

    To meet these challenges, the Company (i) has expanded or converted many of its general hospitals' facilities to include distinct outpatient centers, (ii) offers discounts to private payor groups, (iii) enters into capitation contracts in some service areas, (iv) upgrades facilities and equipment, and (v) offers new programs and services. The Company has been reducing its costs, for example, through the implementation of a case management system designed to maximize efficiency by identifying cost-per-procedure variables among physicians performing the same procedures, standardizing supplies used and negotiating volume discounts for purchases. In addition, the Company has developed a computerized outcomes management system that contains clinical and demographic information from the Company's hospitals and physicians and allows users to identify "best practices" for treating specific diagnostic related groups. Nevertheless, there can be no assurance that these measures will be successful or, if successful, will serve to compensate for the reduction in inpatient admissions, average lengths of stay and average occupancy, and the consequent reductions in per-patient revenue, resulting from the payor pressures referred to above.

    As noted above, the Company also is responding to these changes by forming integrated healthcare delivery systems. Components of these systems include: (i) encouraging physicians practicing at its hospitals to form independent physician associations ("IPAs"), (ii) having the Company join with those IPAs, physicians and physician group practices to form physician hospital organizations ("PHOs") to contract with managed care and other payors as well as directly with employers and (iii) forming management services organizations ("MSOs") to (A) purchase physician practices or their assets, as appropriate, (B) provide management and administrative services to physicians, physician group practices and IPAs and (C) enter into managed care contracts both on behalf of those groups and, in certain circumstances, on behalf of PHOs.

    In large part, a hospital's revenues, whether from managed care payors, traditional health insurance payors or directly from patients, depends on the quality and scope of practices of physicians on staff. Physicians refer patients to hospitals on the basis of the quality of services provided by the hospital to patients and their physicians, the hospital's location, the quality of the medical staff affiliated with the hospital and the quality and state of the art of the hospital's facilities, equipment and employees. The Company attracts physicians to its hospitals by equipping its hospitals with technologically advanced equipment, sponsoring training programs to educate physicians on advanced medical procedures, using governing boards for each hospital, the members of which primarily are physicians and community members, to develop short and long-term plans for the hospital and review and approve, as appropriate, actions of the medical staff, including staff appointments, credentialing, peer review and quality assurance, and otherwise creating an environment within which physicians prefer to practice. While physicians may terminate their association with a hospital at any time, Tenet believes that by striving to maintain and improve the level of care at its hospitals and by maintaining ethical and professional standards, it will attract and retain qualified physicians with a variety of specialties.

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

    Tenet and its hospitals strive, on terms favorable to the Company, to attract and retain physicians to their staffs, enter into managed care contracts, organize and structure integrated healthcare delivery systems, acquire hospitals or other healthcare facilities and acquire or assume the management of physician practices. Other healthcare companies with greater financial resources, with more facilities in a given geographic area or offering a wider range of services may be competing in each of these areas. These competitive factors may result in Tenet and its hospitals being less successful than they would hope to be in accomplishing one or more of these goals.

                     MEDICARE, MEDICAID AND OTHER REVENUES

    Tenet receives payments for patient care from private insurance carriers, Federal Medicare programs for elderly and disabled patients, health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), state Medicaid programs for indigent and cash grant patients, the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"), employers and patients directly. General hospital inpatient services are reimbursed under Medicare based on a prospective payment system ("PPS"), as discussed below. Historically, Medicare payments for outpatient services provided by general hospitals, all services provided by rehabilitation hospitals and home healthcare services have been based on the lower of charges or allowable costs, subject to certain limits. The Balanced Budget Act of 1997 (the "1997 Act") mandates that the historical method of reimbursement for those services be changed to a PPS, which will be phased in over time as discussed below. Payments from state Medicaid programs are based on reasonable costs with certain limits or are at fixed rates. Substantially all Medicare and Medicaid payments are below retail rates for Tenet facilities. Payments from other sources usually are based on the hospital's established charges, a percentage discount or all-inclusive per diem rates.

    The approximate percentages of Tenet's net patient revenue by payment sources for Tenet's domestic general hospitals owned or operated by its subsidiaries, including OrNda, are as follows:

                                                                      YEARS ENDED MAY 31,
                                                     -----------------------------------------------------
                                                       1993       1994       1995       1996       1997
                                                     ---------  ---------  ---------  ---------  ---------
Medicare...........................................       36.2%      39.0%      38.7%      39.6%      42.2%
Medicaid...........................................       11.9       10.1        8.9        8.6        8.6
Private and Other..................................       51.9       50.9       52.4       51.8       51.2
                                                     ---------  ---------  ---------  ---------  ---------
Totals.............................................      100.0%     100.0%     100.0%     100.0%     100.0%
                                                     ---------  ---------  ---------  ---------  ---------
                                                     ---------  ---------  ---------  ---------  ---------

    Medicare payments for general hospital inpatient care are based on a PPS (the "DRG-PPS"), which generally has been applicable to Tenet's facilities since 1984. Under the DRG-PPS, a general hospital receives as reimbursement for its operating costs related to each Medicare patient discharged from the hospital a fixed amount based on the Medicare patient's assigned diagnostic related group ("DRG"). DRG payments do not consider a specific hospital's operating costs, but are adjusted for area wage differentials. As discussed below, DRG payments exclude the reimbursement of (a) capital costs, including depreciation, interest relating to capital expenditures, property tax and lease expenses and (b) outpatient services. These reimbursements are made in advance based on estimates and later are increased or decreased, as the case may be.

    Historically, DRG rates were increased each year to take into account the increased cost of goods and services purchased by hospitals and non-hospitals (the "Market Basket"). With the exception of Federal fiscal year 1997, in which the increase in DRG Rates was equal to the 2.5% Market Basket, the percentage increases to the DRG rates for the past several years have been lower than the Market Basket and, as a result, the amount of reimbursement received by general hospitals under the DRG-PPS has not kept up with the cost of goods and services. Moreover, the 1997 Act freezes DRG rates at their 1997 levels through Federal fiscal year 1998, which ends September 30, 1998. The 1997 Act also limits the rate of increase in DRG rates thereafter to the annual Market Basket for such year minus (a) 1.9%from October 1, 1998 through September 30, 1999, (b) 1.8% from October 1, 1999 through September 30, 2000, and (c) 1.1% from October 1, 2000 through September 30, 2003.

    Medicare reimburses general hospitals' capital costs separately from DRG payments. Beginning in 1992, a PPS for Medicare reimbursement of general hospitals' inpatient capital costs ("PPS-CC") generally became effective with respect to the Company's general hospitals. During Tenet's fiscal year ended May 31, 1997, Tenet's general hospitals received, in the aggregate, reimbursement for substantially all of their actual capital costs under the PPS-CC. The 1997 Act provides that the amount of reimbursement that Tenet's general hospitals otherwise would have received for their capital costs under the PPS-CC will be reduced by approximately 18% effective October 1, 1997.

    Outpatient services provided at general hospitals, physical rehabilitation hospitals and psychiatric facilities historically have been reimbursed by Medicare at the lower of customary charges or 94.2% of actual cost. In addition, Congress historically has established additional limits on the reimbursement of operating costs for the following outpatient services: (a) clinical laboratory services, which have been reimbursed based on a fee schedule, and (b) ambulatory surgery procedures and certain imaging and other diagnostic procedures, which have been reimbursed based on a blend of the hospital's specific cost and the rate paid by Medicare to non-hospital providers for such services. Under the 1997 Act, reimbursement for outpatient services provided at general hospitals will be converted from the cost-based system to a PPS, which will be phased in over a three-year period beginning January 1, 1999. The 1997 Act also corrects a flaw in the existing payment formula for ambulatory surgery services referred to as the "formula driven overpayment." That flaw resulted in general hospitals receiving payments that were higher than those anticipated by the Health Care Financing Administration ("HCFA"), but were still below the actual cost of providing the services. The correction of the formula-driven overpayment will result in reimbursement to general hospitals for outpatient services performed by them being reduced even further below the cost of providing those services.

    Hospitals and hospital units currently exempt from the DRG-PPS, such as qualified psychiatric facilities and physical rehabilitation hospitals ("Exempt Hospitals/Units"), traditionally have been reimbursed by Medicare on a cost-based system under which target rates for each facility were used in applying various limitations and calculating incentive payments. Tenet's Exempt Hospitals/Units received a Market Basket increase of 2.5% in target rates for cost reporting periods commencing in Federal fiscal year 1997. Under the 1997 Act, however, Exempt Hospitals/Units will receive no increase to their target rates for cost reporting periods from October 1, 1997 through September 30, 1998. Increases in target rates after that date will vary between a Market Basket increase and no increase at all, depending upon the extent to which the Exempt Hospitals/Units' actual costs are below their target rates. An additional change under the 1997 Act is that the Company's Exempt Hospitals/Units will lose certain incentive payments they have been receiving for keeping their costs lower than their pre-established base rates. The 1997 Act also provides that reimbursement for rehabilitation hospitals will change from the existing cost-based system to a PPS, which change will be phased in over three years beginning October 1, 1997.

    Home health services historically have been exempt from the DRG-PPS and have been reimbursed by Medicare at cost, subject to certain limits. The 1997 Act requires that HCFA develop a PPS for home health services, which is to be phased in over a four-year period beginning October 1, 2000. In the interim, reimbursement rates in effect under the current system will be reduced. The 1997 Act provides that rates in effect on September 30, 1999 will be reduced by 15% under the PPS. The 1997 Act further provides that rates in effect on September 30, 1999 will be reduced by 15% effective October 1, 1999, even if HCFA has not yet begun to implement the PPS. As a result of these changes, the Company expects that its hospitals will receive significantly lower reimbursement for home health services.

    Hospitals that treat a disproportionately large number of low-income patients (Medicaid and Medicare patients eligible to receive supplemental social security income) currently receive additional reimbursement from the Federal government in the form of Disproportionate Share Payments. The 1997 Act provides that such payments will be reduced by 1% for each Federal fiscal year from 1998 through 2002.

    A general hospital historically has been reimbursed its full DRG payment for patients discharged from an acute-care setting regardless of whether the patient received home health services or services in a rehabilitation hospital, rehabilitation unit or skilled nursing facility (collectively, a "post-acute setting") after being discharged from the general hospital. Under the 1997 Act, if a patient is discharged from a general hospital to a post-acute setting prior to being in the general hospital for the mean length of stay for the patient's DRG, which mean length of stay varies for each DRG, the general hospital will receive only a pro-rated payment for that DRG depending on the length of time the patient was in the hospital. This new provision will become effective for discharges after October 1, 1998, but will apply only with respect to the DRG's that account for the top 10 discharges from general hospitals to a post acute setting. HCFA is charged with the responsibility of identifying the 10 DRG's to which the foregoing will apply.

    Under current law, if a hospital is unable to collect a Medicare beneficiary's deductible or co-payment (a "Bad Debt"), the hospital may be reimbursed by the Federal government for the Bad Debt provided certain conditions are met. The 1997 Act provides that the amount of a Bad Debt for which the Company otherwise would be reimbursed will be reduced: 25% beginning October 1, 1997, 40% beginning October 1, 1998, and 45% beginning October 1, 1999.

    As discussed above, the 1997 Act dramatically changes the manner in which the Company will be reimbursed for all services provided to Medicare beneficiaries. While none of the changes individually is expected to have a significant impact on the amount of reimbursement received by the Company, the changes taken as a whole are expected to significantly reduce the amount of reimbursement received by the Company from the Federal government. The aggregate effect of those reduced payments, however, is not expected to have a material adverse effect on the Company's overall results of operations.

    The purpose of the 1997 Act is to balance the Federal budget by Federal fiscal year 2002. The Company believes that while the 1997 Act is a good start towards assuring the solvency of the Social Security system for the near term, if the Federal budget is not balanced by Federal fiscal year 2002 and the Federal deficit is not reduced thereafter, reimbursement rates are likely to be further reduced to ensure the solvency of the Social Security system. The Company is unable to predict at this time if there will be any further reductions in reimbursement rates in future years and, if there are further reductions, how significant those reductions will be.

    The 1997 Act also contains various provisions that create new opportunities for the Company. Certain of those provisions, such as those allowing for the creation of Provider Service Organizations, allow providers such as Tenet to contract directly with the Federal government for the provision of medical care to Medicare beneficiaries on a fully capitated basis. Under capitation, the Company receives a certain amount from the Federal government for each Medicare beneficiary enrolled in its plans and assumes the risks and rewards of meeting the healthcare needs of those enrolled in its plans. The Company may purchase insurance to cover all or a portion of the cost of meeting the healthcare needs of those covered.

    The Medicare, Medicaid and CHAMPUS programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payments to facilities. The final determination of amounts earned under the programs often requires many years, because of audits by the program representatives, providers' rights of appeal and the application of numerous technical reimbursement provisions. Management believes that adequate provision has been made for such adjustments. Until final adjustment, however, significant issues remain unresolved and previously determined allowances could be more or less than ultimately required.

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

    As discussed under Medicare, Medicaid and Other Revenues on pages 12 through 14 above, the 1997 Act has the effect of reducing payments that will be made to the Company under the Federal Medicare program. In addition, there continue to be Federal and state proposals that would, and actions that do, impose more limitations on government and private payments to providers such as Tenet and proposals to increase co-payments and deductibles from government-program and private patients. Tenet's facilities also are affected by controls imposed by government and private payors designed to reduce admissions and lengths of stay. Such controls, including what is commonly referred to as "utilization review", have resulted in fewer of certain treatments and procedures being performed. Utilization review entails the review of the admission and course of treatment of a patient by a third party. Utilization review by third-party peer review organizations ("PROs") is required in connection with the provision of care paid for by Medicare and Medicaid. Utilization review by third parties also is a requirement of many managed care arrangements.

    Many states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. Various states have applied, or are considering applying, for a Federal waiver from current Medicaid regulations to allow them to serve some of their Medicaid participants through managed care providers. Tennessee has implemented such a program and Texas has passed a law mandating the State to apply for such a waiver. Louisiana is considering wider use of managed care for its Medicaid population. California has created a voluntary health insurance purchasing cooperative that seeks to make healthcare coverage more affordable for businesses with five to 50 employees and, effective January 1, 1995, began changing the payment system for participants in its Medicaid program in certain counties from fee-for-service arrangements to managed care plans. Florida limits the amount by which a hospital's net revenues per admission may be increased each year, has enacted a program creating a system of local purchasing cooperatives and has proposed other changes that have not yet been enacted. Florida also has adopted, and other states are considering adopting, legislation imposing a tax on revenues of hospitals to help finance or expand those states' Medicaid systems. A number of other states are considering the enactment of managed care initiatives designed to provide universal low-cost coverage. These proposals also may attempt to include coverage for some people who presently are uninsured.

    CERTIFICATE OF NEED REQUIREMENTS. Some states require state approval for construction and expansion of healthcare facilities, including findings of need for additional or expanded healthcare facilities or services. Certificates of Need, which are issued by governmental agencies with jurisdiction over healthcare facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services and certain other matters. Following a number of years of decline, the number of states requiring Certificates of Need is once again on the rise as state legislators once again are looking at the Certificate of Need process as a way to contain rising healthcare costs. At May 31, 1997, Tenet operated hospitals in 18 states that require state approval under Certificate of Need Programs. Tenet is unable to predict whether it will be able to obtain any Certificates of Need in any jurisdiction where such Certificates of Need are required.

    ANTIKICKBACK AND SELF-REFERRAL REGULATIONS. The healthcare industry is subject to extensive Federal, state and local regulation relating to licensure, conduct of operations, ownership of facilities, addition of facilities and services and prices for services. In particular, Medicare and Medicaid antikickback and antifraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (the "Antikickback Amendments") prohibit certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare, Medicaid or other government programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by such programs. Sanctions for violating the Antikickback Amendments include criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as the Medicare and Medicaid programs.

    The "Health Insurance Portability and Accountability Act of 1996," which became effective January 1, 1997, amends, among other things, Title XI (42 U.S.C. 1301 ET SEQ.) to broaden the scope of current fraud and abuse laws to include all health plans, whether or not they are reimbursed as a Federal program.

    In addition, Section 1877 of the Social Security Act, which restricts referrals by physicians of Medicare, Medicaid and other government-program patients to providers of a broad range of designated health services with which they have ownership or certain other financial arrangements, was amended effective January 1, 1995, to significantly broaden the scope of prohibited physician referrals under the Medicare and Medicaid programs to providers with which they have ownership or certain other financial arrangements. Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. Tenet's participation in and development of joint ventures and other financial relationships with physicians could be adversely affected by these amendments and similar state enactments.

    The Federal government has issued regulations that describe some of the conduct and business relationships permissible under the Antikickback Amendments and the Physician Self-Referral Laws ("Safe Harbors"). The fact that a given business arrangement does not fall within a Safe Harbor does not render the arrangement per se illegal. Business arrangements of healthcare service providers that fail to satisfy the applicable Safe Harbor criteria, however, risk increased scrutiny by enforcement authorities. Because Tenet may be less willing than some of its competitors to enter into business arrangements that do not clearly satisfy the Safe Harbors, it could be at a competitive disadvantage in entering into certain transactions and arrangements with physicians and other healthcare providers. The Company systematically reviews all of its operations to ensure that it complies with the Social Security Act and similar state statutes.

    Both Federal and state government agencies have announced heightened and coordinated civil and criminal enforcement efforts. One project, Operation Restore Trust, is focused on investigating healthcare providers in the home health and nursing home industries as well as on medical suppliers to these providers in California, Florida, Illinois, New York and Texas. Over the next two years, the project will be expanded to Arizona, Colorado, Georgia, Louisiana, Massachusetts, Missouri, New Jersey, Ohio, Pennsylvania, Tennessee, Virginia and Washington and may be expanded to include healthcare providers in additional industries. Eventually, the project is intended to include all 50 states. The Company provides home health and/or nursing home care in each of the states in which it operates general hospitals, including Arizona, California, Florida, Georgia, Louisiana, Massachusetts, Missouri, Texas and Washington.

    Tenet is unable to predict the future course of Federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework could have a material adverse effect on Tenet's business, financial condition and results of operations.

    ENVIRONMENTAL REGULATIONS. The Company's healthcare operations generate medical waste that must be disposed of in compliance with Federal, state and local environmental laws, rules and regulations. The Company's operations, as well as the Company's purchases and sales of facilities, also are subject to compliance with various other environmental laws, rules and regulations. Such compliance does not, and the Company anticipates that such compliance will not, materially affect the Company's capital expenditures, earnings or competitive position.

    HEALTHCARE FACILITY LICENSING REQUIREMENTS. Tenet's healthcare facilities are subject to extensive Federal, state and local legislation and regulation. In order to maintain their operating licenses, healthcare facilities must comply with strict standards concerning medical care, equipment and hygiene. Various licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. Tenet's healthcare facilities hold all required governmental approvals, licenses and permits. With the exception of one general hospital that was acquired in fiscal 1996 and one general hospital acquired in the first quarter of fiscal 1998, each of Tenet's facilities that is eligible for accreditation is fully accredited by the JCAHO, the Commission on Accreditation of Rehabilitation Facilities (in the case of rehabilitation hospitals) or another appropriate accreditation agency. Both of the unaccredited facilities referred to above are in the process of becoming accredited for the first time. With such accreditation, the Company's hospitals are eligible to participate in government-sponsored provider programs such as the Medicare and Medicaid programs.

    UTILIZATION REVIEW COMPLIANCE AND HOSPITAL GOVERNANCE. Tenet's healthcare facilities are subject to and comply with various forms of utilization review. In addition, under the Medicare PPS, each state must have a PRO to carry out a Federally mandated system of review of Medicare patient admissions, treatments and discharges in general hospitals. Medical and surgical services and practices are extensively supervised by committees of staff doctors at each healthcare facility, are overseen by each healthcare facility's local governing board, the members of which primarily are physicians and community members, and are reviewed by Tenet's quality assurance personnel. The local governing boards also help maintain standards for quality care, develop long-range plans, establish, review and enforce practices and procedures and approve the credentials and disciplining of medical staff members.

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

                                   MANAGEMENT

    The executive officers of the Company who also are not Directors as of August 22, 1997 are:

NAME                                                            POSITION                                          AGE
--------------------------  --------------------------------------------------------------------------------      ---
Scott M. Brown              Senior Vice President, General Counsel and Secretary                                      52
Trevor Fetter               Executive Vice President and Chief Financial Officer                                      37
Raymond L. Mathiasen        Senior Vice President and Chief Accounting Officer                                        54

    Scott M. Brown is Senior Vice President, General Counsel and Secretary of the Company. He joined Tenet in 1981. Mr. Brown was elected Secretary in 1984 and Senior Vice President in 1990. He was appointed acting General Counsel in July 1993 and General Counsel in February 1994.

    Trevor Fetter is Executive Vice President and Chief Financial Officer of the Company. Mr. Fetter joined Tenet as an Executive Vice President in October 1995. In March 1996, he was appointed to the additional position of Chief Financial Officer. Mr. Fetter served as Executive Vice President and Chief Financial Officer of Metro-Goldwyn-Mayer, Inc. ("MGM") from September 1993 to October 1995, as Executive Vice President of MGM from October 1990 to September 1993, and as Senior Vice President of MGM from 1988 to October 1990. From 1982 to 1988, Mr. Fetter worked in various corporate finance positions in the investment banking division of Merrill Lynch Capital Markets.

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

                  PROFESSIONAL AND GENERAL LIABILITY INSURANCE

    The Company insures substantially all of its professional and comprehensive general liability risks in excess of self-insured retentions, which vary by hospital and by policy period from $500,000 to $3.0 million per occurrence, through a majority-owned insurance subsidiary. A significant portion of these risks is, in turn, reinsured with major independent insurance companies. Prior to fiscal 1995, the Company insured its professional and comprehensive general liability risks related to its psychiatric and rehabilitation hospitals through a wholly-owned insurance subsidiary, which reinsured risks in excess of $500,000 with major independent insurance companies. The Company has reached the policy limits provided by this insurance subsidiary related to the psychiatric hospitals in several coverage years. In addition, damages, if any, arising from fraud and conspiracy claims in psychiatric malpractice cases (described under Legal Proceedings below) may not be insured. If actual payments of claims materially exceed projected payments of claims, Tenet's financial condition could be materially adversely affected.

                           FORWARD-LOOKING STATEMENTS

    Certain statements contained in this Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both national and in the regions in which the Company operates; industry capacity; demographic changes; existing laws and government regulations and changes in, or the failure to comply with laws and governmental regulations; legislative proposals for healthcare reform; the ability to enter into managed care provider arrangements on acceptable terms; a shift from fee-for-service payment to capitated and other risk-based payment systems; changes in Medicare and Medicaid reimbursement levels; liability and other claims asserted against the Company; competition; the loss of any significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, healthcare; changes in business strategy or development plans; the ability to attract and retain qualified personnel, including physicians; the significant indebtedness of the Company; the lack of assurance that the synergies expected from the OrNda Merger will be achieved; and the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Tenet disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 2. PROPERTIES.

    The response to this item is included in Item 1.

ITEM 3. LEGAL PROCEEDINGS.

    The Company has been involved in significant legal proceedings of an unusual nature related principally to its discontinued psychiatric business. During the years ended May 31, 1995, 1996 and 1997, the Company recorded provisions to estimate the cost of the ultimate disposition of all of these proceedings and to estimate the legal fees that it expected to incur. The Company has settled the most significant of these matters. The remaining reserves for unusual litigation costs that relate to matters that had not been settled as of May 31, 1997, and an estimate of the fees to be incurred subsequent to May 31, 1997, represent management's estimate of the remaining net costs of the ultimate disposition of these matters. There can be no assurance, however, that the ultimate liability will not exceed such estimates. Although, based upon information currently available to it, management believes that the amount of damages, if any, in excess of its reserves for unusual litigation costs that may be awarded in any of the following unresolved legal proceedings cannot reasonably be estimated, management does not believe it is likely that any such damages will have a material adverse effect on the Company's results of operations, liquidity or capital resources.

    Tenet continues to defend a greater-than-normal level of litigation relating to certain of its subsidiaries' former psychiatric operations. The majority of the lawsuits filed contain allegations of medical malpractice as well as allegations of fraud and conspiracy against Tenet and certain of its subsidiaries and former employees. Also named as defendants are numerous doctors and other healthcare professionals. Tenet believes that the increase in litigation arose primarily from advertisements by certain lawyers seeking former psychiatric patients in order to file claims against Tenet and certain of its subsidiaries. The advertisements focused, in many instances, on Tenet's settlement of past disputes involving the operations of its discontinued psychiatric business subsidiaries, including Tenet's 1994 resolution of the Federal government's investigation and a corresponding criminal plea agreement involving such discontinued psychiatric business of Tenet. From June 1, 1994 to the present, approximately 1,000 cases alleging fraud and conspiracy have been filed against the Company and certain of its subsidiaries. Most of the cases have been filed in Texas and Washington, D.C. To date, the Company has resolved approximately 700 of these cases.

    Tenet expects that additional lawsuits with similar allegations will be filed. Tenet believes it has a number of defenses to each of these actions and will defend these and any additional lawsuits vigorously. Until the lawsuits are resolved, however, Tenet will continue to incur substantial legal expenses.

    Two Federal class actions filed in August 1993 were consolidated into one action pending in U.S. District Court in the Central District of California captioned In re: National Medical Enterprises Securities Litigation II. This consolidated action is on behalf of a purported class of shareholders who purchased or sold stock of Tenet between January 14, 1993 and August 26, 1993, and alleges violations of the securities laws by the Company and certain of its executive officers. Based on these claims, plaintiffs seek compensatory damages, injunctive relief, attorneys' fees, interest and costs. After unsuccessful mediation, the parties agreed in May 1995 to proceed with the litigation. In June 1995, the defendants filed a motion to dismiss and to strike plaintiffs' complaint. Although in March 1997 the defendants' motion was denied, the Company believes it has meritorious defenses to this action and will continue to defend this litigation vigorously.

    An agreement has been executed with the Department of Justice resolving the investigation related to certain physician relationships at 12 of the hospitals acquired by OrNda in its April 1994 acquisition of Summit Health Ltd. ("Summit") and one OrNda hospital outside of the group acquired from Summit.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The response to this item is included on page 43 of the Registrant's Annual Report to Shareholders for the year ended May 31, 1997. The required information hereby is incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA.

    The response to this item is included on page 7 of the Registrant's Annual Report to Shareholders for the year ended May 31, 1997. The required information hereby is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The response to this item is included on pages 8 through 16 of the Registrant's Annual Report to Shareholders for the year ended May 31, 1997. The required information hereby is incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The response to this item is included on pages 17 through 40 and page 43 of the Registrant's Annual Report to Shareholders for the year ended May 31, 1997. The required information hereby is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEMS 10 AND 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE
  COMPENSATION.

    Information concerning the Directors of the Registrant, including executive officers of the Registrant who also are Directors, and other information required by Items 10 and 11, is included on pages 2 through 5 of the definitive Proxy Statement for Registrant's 1997 Annual Meeting of Shareholders and hereby is incorporated by reference. Similar information regarding executive officers of the Registrant who, except as noted therein, are not Directors is set forth on page 18 above. Information regarding compensation of executive officers and Directors of the Registrant is included on pages 7 through 16 and pages 22 through 27 of the definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Shareholders and hereby is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The response to this item is included on pages 6 and 27 of the definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Shareholders. The required information hereby is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

    (A) 1. FINANCIAL STATEMENTS.

    The consolidated financial statements to be included in Part II, Item 8, are incorporated by reference to the Registrant's 1997 Annual Report to Shareholders. (See Exhibit (13)).

    2.  FINANCIAL STATEMENT SCHEDULES.

    Schedule II--Valuation and Qualifying Accounts and Reserves (included on page F-1)

    All other schedules and Condensed Financial Statements of Registrant are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

3. EXHIBITS.

    (3) Articles of Incorporation and Bylaws

       (a) Restated Articles of Incorporation of Registrant, as amended October 13, 1987 and June 22, 1995 (Incorporated by reference to Exhibit 3(a) to Registrant's Annual Report on Form 10-K, dated August 25, 1995, for the fiscal year ended May 31, 1995)

       (b) Restated Bylaws of Registrant, as amended October 16, 1996

    (4) Instruments Defining the Rights of Security Holders, Including
       Indentures

       (a) Indenture, dated as of March 1, 1991, between the Registrant and The Bank of New York, as Trustee, relating to Medium Term Notes (Incorporated by reference to Exhibit 4(a) to Registrant's Annual Report on Form 10-K, dated August 26, 1996, for the fiscal year ended May 31, 1996)

       (b) Indenture, dated as of March 1, 1995, between Tenet and The Bank of New York, as Trustee, relating to 9 5/8% Senior Notes due 2002 (Incorporated by reference to Exhibit 4(a) to Registrant's Quarterly Report on Form 10-Q, dated April 14, 1995, for the fiscal quarter ended February 28, 1995)

       (c) First Supplemental Indenture, dated as of October 30, 1995, between Tenet and The Bank of New York, as Trustee, relating to 9 5/8% Senior Notes due 2002

       (d) Second Supplemental Indenture, dated as of August 21, 1997, between Tenet and The Bank of New York, as Trustee, relating to 9 5/8% Senior Notes due 2002

       (e) Indenture, dated as of March 1, 1995, between Tenet and The Bank of New York, as Trustee, relating to 10 1/8% Senior Subordinated Notes due 2005 (Incorporated by reference to Exhibit 4(b) to Registrant's Quarterly Report on Form 10-Q, dated April 14, 1995, for the fiscal quarter ended February 28, 1995)

       (f) First Supplemental Indenture, dated as of October 27, 1995, between Tenet and The Bank of New York, as Trustee, relating to 10 1/8% Senior Subordinated Notes due 2005

       (g) Second Supplemental Indenture, dated as of August 21, 1997, between Tenet and The Bank of New York, as Trustee, relating to 10 1/8% Senior Subordinated Notes due 2005

       (h) Indenture, dated as of October 16, 1995, between Tenet and The Bank of New York, as Trustee, relating to 8 5/8% Senior Notes due 2003 (Incorporated by reference to Exhibit 4(d) to Registrant's Annual Report on Form 10-K, dated August 26, 1996, for the fiscal year ended May 31, 1996)

       (i) First Supplemental Indenture, dated as of October 30, 1995, between Tenet and The Bank of New York, as Trustee, relating to 8 5/8% Senior Notes due 2003

       (j) Second Supplemental Indenture, dated as of August 21, 1997, between Tenet and The Bank of New York, as Trustee, relating to 8 5/8% Senior Notes due 2003

       (k) Indenture, dated as of January 10, 1996, between Tenet and The Bank of New York, as Trustee, relating to 6% Exchangeable Subordinated Notes due 2005 (Incorporated by reference to Exhibit 4(a) to Registrant's Quarterly Report on Form 10-Q, dated January 15, 1996, for the fiscal quarter ended November 30, 1995)

       (l) Escrow Agreement, dated as of January 10, 1996, among the Company, NME Properties, Inc., NME Property Holding Co., Inc. and The Bank of New York, as Escrow Agent (Incorporated by reference to Exhibit 4(b) to Registrant's Quarterly Report on Form 10-Q, dated as of January 15, 1996, for the fiscal quarter ended November 30, 1995)

       (m) Indenture, dated January 15, 1997, between Tenet and The Bank of New York, as Trustee, relating to 7 7/8% Senior Notes due 2003

       (n) Indenture, dated January 15, 1997, between Tenet and The Bank of New York, as Trustee, relating to 8% Senior Notes due 2005

       (o) Indenture, dated January 15, 1997, between Tenet and The Bank of New York, as Trustee, relating to 8 5/8% Senior Subordinated Notes due 2007

    (10) Material Contracts

       (a) $91,350,000 Amended and Restated Letter of Credit and Reimbursement Agreement, dated as of February 28, 1995, among the Company, as Account Party, and Bank of America National Trust and Savings Association, The Bank of New York, Bankers Trust Company and

           Morgan Guaranty Trust Company of New York, as Banks, and The Bank of New York, as Issuing Bank (Incorporated by reference to Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q, dated April 14, 1995, for the fiscal quarter ended February 28, 1995)

       (b) Amendment to Reimbursement Agreement, dated as of March 1, 1996, among the Company, as Account Party, Bank of America National Trust and Savings Association, The Bank of New York, Bankers Trust Company and Morgan Guaranty Trust Company of New York, as Banks, and The Bank of New York, as the Issuing Bank (Incorporated by reference to Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q, dated as of April 12, 1996, for the fiscal quarter ended February 29, 1996)

       (c) Amendment No. 2 to Reimbursement Agreement, dated January 30, 1997, among the Company, as Account Party, Bank of America National Trust and Savings Corporation, The Bank of New York and Morgan Guaranty Trust Company of New York, as Banks, and The Bank of New York, as Issuing Bank

       (d) Agreement, dated August 22, 1995, among the Registrant, The Hillhaven Corporation and Vencor, Inc. (Incorporated by reference to Exhibit 10(n) to Registrant's Annual Report on Form 10-K, dated August 25, 1995, for the fiscal year ended May 31, 1995)

       (e) $2,800,000,000 Credit Agreement, dated as of January 30, 1997, among Tenet, as Borrower, the Lenders, Managing Agents and Co-Agents party thereto, the Swingline Bank party thereto, The Bank of New York and the Bank of Nova Scotia, as Documentation Agents, Bank of America National Trust and Savings Association, as Syndication Agent, and Morgan Guaranty Trust Company of New York, as Administrative Agent (Incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q, dated as of April 14, 1997, for the fiscal quarter ended February 28, 1997)

       (f) Amendment, dated as of July 25, 1997, to the Credit Agreement, dated as of January 30, 1997, among Tenet the Lenders, Managing Agents and Co-Agents party thereto, the Swingline Bank party thereto, The Bank of New York and The Bank of Nova Scotia, as Documentation Agents, Bank of America National Trust and Savings Association, as Syndication Agent, and Morgan Guaranty Trust Company of New York, as Administrative Agent

       (g) Letter from the Registrant to Jeffrey C. Barbakow, dated May 26, 1993 (Incorporated by reference to Exhibit 10(l) to Registrant's Annual Report on Form 10-K, dated August 30, 1993, for the fiscal year ended May 31, 1993)

       (h) Letter from the Registrant to Jeffrey C. Barbakow, dated June 1, 1993 (Incorporated by reference to Exhibit 10(m) to Registrant's Annual Report on Form 10-K, dated August 30, 1993, for the fiscal year ended May 31, 1993)

       (i) Memorandum from the Registrant to Jeffrey C. Barbakow, dated June 14, 1993 (Incorporated by reference to Exhibit 10(n) to Registrant's Annual Report on Form 10-K, dated August 30, 1993, for the fiscal year ended May 31, 1993)

       (j) Memorandum of Understanding, dated May 21, 1996, from Jeffrey C. Barbakow to the Company (Incorporated by reference to Exhibit 10(t) to Registrant's Annual Report on Form 10-K, dated as of August 26, 1996, for the fiscal year ended May 31, 1996)

       (k) Memorandum of Understanding, dated May 21, 1996, from Michael H. Focht, Sr. to the Company (Incorporated by reference to Exhibit 10(u) to Registrant's Annual Report on Form 10-K, dated as of August 26, 1996, for the fiscal year ended May 31, 1996)

       (l) Executive Officers Relocation Protection Agreement (Incorporated by reference to Exhibit 10(v) to Registrant's Annual Report on Form 10-K, dated as of August 26, 1996, for the fiscal year ended May 31,
           1996)

       (m) Executive Officers Severance Protection Plan (Incorporated by reference to Exhibit 10(w) to Registrant's Annual Report on Form 10-K, dated as of August 26, 1996, for the fiscal year ended May 31,
           1996)

       (n) Board of Directors Retirement Plan, effective January 1, 1985 (Incorporated by reference to Exhibit 10(x) to Registrant's Annual Report on Form 10-K, dated as of August 26, 1996, for the fiscal year ended May 31, 1996)

       (o) First Amendment to Board of Directors Retirement Plan, effective as of August 18, 1993 (Incorporated by reference to Exhibit 10(xx) to Registrant's Annual Report on Form 10-K, dated August 30, 1993, for the fiscal year ended May 31, 1993)

       (p) Amendment to Directors Retirement Plan, dated as of April 25, 1994 (Incorporated by reference to Exhibit 10(oo) to Registrant's Annual Report on Form 10-K, dated August 25, 1994, for the fiscal year ended May 31, 1994)

       (q) Third Amendment to the Board of Directors Retirement Plan, effective as of July 30, 1997

       (r) Supplemental Executive Retirement Plan, as amended May 21, 1986 (Incorporated by reference to Exhibit 10(o) to Registrant's Annual Report on Form 10-K, dated August 21, 1992, for the fiscal year ended May 31, 1992)

       (s) Amendment to Supplemental Executive Retirement Plan, dated as of April 25, 1994 (Incorporated by reference to Exhibit 10(ss) to Registrant's Annual Report on Form 10-K, dated August 25, 1994, for the fiscal year ended May 31, 1994)

       (t) Amendment to Supplemental Executive Retirement Plan, dated as of July 25, 1994 (Incorporated by reference to Exhibit 10(tt) to Registrant's Annual Report on Form 10-K, dated August 25, 1994, for the fiscal year ended May 31, 1994)

       (u) Third Amendment to Supplemental Executive Retirement Plan, dated as of January 28, 1997

       (v) 1994 NME Supplemental Executive Retirement Plan Trust Agreement, dated as of May 25, 1994, as amended July 25, 1994, between the Registrant, and United States Trust Company of New York (Incorporated by reference to Exhibit 10(uu) to Registrant's Annual Report on Form 10-K, dated August 25, 1994, for the fiscal year ended May 31, 1994)

       (w) Agreement, dated October 30, 1996, between Tenet and United States Trust Company of New York, as Trustee, regarding the First Amendment to the 1994 Tenet Supplemental Executive Retirement Plan Trust (Incorporated by reference to Exhibit 10(b) to Registration Statement on Form S-3 (Registration No. 333-26621) dated May 7, 1997, filed with the Commission on May 7, 1997)

       (x) 1994 Annual Incentive Plan (Incorporated by reference to Exhibit B to the Definitive Proxy Statement, dated as of August 25, 1994, for the Registrant's 1994 Annual Meeting of Shareholders)

       (y) 1997 Annual Incentive Plan (Incorporated by reference to Exhibit B to the Definitive Proxy Statement, dated as of August 26, 1997, for the Registrant's 1997 Annual Meeting of Shareholders)

       (z) Deferred Compensation Plan, effective March 23, 1983 (Incorporated by reference to Exhibit 10(gg) to Registrant's Annual Report on Form 10-K, dated August 26, 1996, for the fiscal year ended May 31, 1996)

       (aa) First Amendment to Deferred Compensation Plan, dated as of August 15, 1994 (Incorporated by reference to Exhibit 10(zz) to Registrant's Annual Report on Form 10-K, dated August 25, 1994, for the fiscal year ended May 31, 1994)

       (bb) 1994 NME Deferred Compensation Plan Trust Agreement, dated as of May 25, 1994, as amended July 25, 1994, between the Registrant and United States Trust Company of New York (Incorporated by reference to Exhibit 10(aaa) to Registrant's Annual Report on Form 10-K, dated August 25, 1994, for the fiscal year ended May 31, 1994)

       (cc) Agreement, dated October 30, 1996, between Tenet and United State Trust Company of New York, as Trustee, Regarding the First Amendment to the 1994 Tenet Deferred Compensation Plan Trust (Incorporated by reference to Exhibit 10(d) to Registration Statement on Form S-3 (Registration No. 333-26621) dated May 7, 1997, filed with the Commission on May 7, 1997)

       (dd) First Amended and Restated 1994 Directors Stock Option Plan (Incorporated by reference to Exhibit A to the Definitive Proxy Statement, dated as of August 26, 1997, for the Registrant's 1997 Annual Meeting of Shareholders)

       (ee) 1991 Stock Incentive Plan (Incorporated by reference to Exhibit 10(kk) to Registrant's Annual Report on Form 10-K, dated as of August 26, 1996, for the fiscal year ended May 31, 1996)

        (ff) Amended and Restated 1995 Stock Incentive Plan (Incorporated by reference to Annex D to the Proxy Statement/Prospectus, dated as of December 18, 1997, for the Registrant's Special Meeting of Shareholders held on January 28, 1997)

       (gg) First Amended and Restated 1995 Employee Stock Purchase Plan (Incorporated by reference to Exhibit C to the definitive Proxy Statement, dated as of August 26, 1997, for the Registrant's 1997 Annual Meeting of Shareholders)

    (11) Statement Re: Computation of Per Share Earnings, page 26

    (13) 1997 Annual Report to Shareholders of Registrant

    (21) Subsidiaries of the Registrant

    (23) Consent of Experts

       (a) Accountants' Consent and Report on Consolidated Schedule (KPMG Peat Marwick LLP)

    (27.1) Financial Data Schedule for fiscal year 1997 (included only in the EDGAR filing)

    (27.2) Restated Financial Data Schedule for fiscal year 1996 (included only in the EDGAR filing)

    (B) REPORTS ON FORM 8-K

    (1) On April 11, 1997, the Company filed with the Commission a Current Report on Form 8-K, dated April 10, 1997, for Item 5, Other Events, and
       Item 7, Financial Statements, Pro Forma Financial Information and Exhibits. The Form 8-K was filed to report the Company's earnings for the fiscal quarter ended February 28, 1997.

    (2) On April 17, 1997, the Company filed with the Commission a Current Report on Form 8-K, dated April 16, 1997, for Item 5 Other Events, and
       Item 7, Financial Statements, Pro Forma Financial Information and Exhibits. The Form 8-K included the following supplemental financial information required as a result of the Merger: (i) Selected Supplemental Financial Information, (ii) Management's Discussion and Analysis of Supplemental Financial Condition and Results of Operations, (iii) Supplemental Consolidated Balance Sheets of Tenet and Subsidiaries as of May 31, 1995 and 1996, and the Related Supplemental Consolidated Statements of Operations, Changes in Shareholders' Equity and Cash Flows for Each of the Three Years in the Period Ended May 31, 1996, (iv) the Notes to Supplemental Consolidated Financial Statements, and (v) the Report of KPMG Peat Marwick LLP. The supplemental consolidated financial statements give retroactive effect to the Merger.

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
                STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (EXHIBIT 11)

                                                                          1993       1994       1995       1996       1997
                                                                        ---------  ---------  ---------  ---------  ---------
PRIMARY EARNINGS PER SHARE
Weighted average number of shares of common stock outstanding.........        213        213        234        282        304
Dilutive effect of common stock equivalents (stock options and
  warrants)...........................................................          1          5          4          5     --
                                                                        ---------  ---------  ---------  ---------  ---------
TOTAL.................................................................        214        218        238        287        304
                                                                        ---------  ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------  ---------
Income (loss) from continuing operations, adjusted for preferred stock
  dividends...........................................................  $     276  $     167  $     264  $     498  $     (73)
                                                                        ---------  ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------  ---------
Earnings (loss) per common and common equivalent share-- continuing
  operations..........................................................  $    1.29  $    0.77  $    1.10  $    1.73  $   (0.24)
                                                                        ---------  ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------  ---------

FULLY DILUTED EARNINGS PER SHARE
Weighted average number of shares used in primary calculation.........        214        218        238        287        304
Additional dilutive effect of common stock equivalents................          1          1          1          1     --
Assumed conversion of dilutive convertible notes and debentures.......         14         14         13          7     --
Assumed conversion of redeemable preferred stock......................     --         --              2     --         --
                                                                        ---------  ---------  ---------  ---------  ---------
TOTAL.................................................................        229        233        254        295        304
                                                                        ---------  ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------  ---------

Income (loss) from continuing operations used in primary
  calculation.........................................................  $     276  $     167  $     264  $     498  $     (73)
Adjustments:
  Interest expense on convertible debentures..........................          9         11         14          9     --
  Reduced reimbursement of above interest expense by Medicare.........         (1)        (1)        (2)        (2)    --
  Income tax on interest less Medicare reimbursement..................         (3)        (4)        (5)        (3)    --
  Preferred stock dividends...........................................          1          2          2     --         --
                                                                        ---------  ---------  ---------  ---------  ---------
Adjusted income (loss) from continuing operations.....................  $     282  $     175  $     273  $     502  $     (73)
                                                                        ---------  ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------  ---------

Earnings (loss) per common and common equivalent share-- continuing
  operations..........................................................  $    1.24  $    0.75  $    1.08  $    1.70  $   (0.24)
                                                                        ---------  ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------  ---------

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 26, 1997.

                                                      TENET HEALTHCARE CORPORATION

By:                            /s/ TREVOR FETTER                       By:
                    ----------------------------------------
                                 Trevor Fetter
              EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                         (PRINCIPAL FINANCIAL OFFICER)

By:                         /s/ RAYMOND L. MATHIASEN
                    ----------------------------------------
                              Raymond L. Mathiasen
               SENIOR VICE PRESIDENT AND CHIEF ACCOUNTING OFFICER
                         (PRINCIPAL ACCOUNTING OFFICER)

By:                            /s/ SCOTT M. BROWN
                    ----------------------------------------
                                 Scott M. Brown
                             SENIOR VICE PRESIDENT
By:

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 26, 1997, by the following persons on behalf of the registrant and in the capacities indicated:

                      SIGNATURE                                                   TITLE
------------------------------------------------------  ---------------------------------------------------------

               /s/ JEFFREY C. BARBAKOW
     -------------------------------------------        Chairman, Chief Executive Officer and Director (Principal
                 Jeffrey C. Barbakow                      Executive Officer)

              /s/ MICHAEL H. FOCHT, SR.
     -------------------------------------------        President, Chief Operating Officer and Director
                Michael H. Focht, Sr.

                 /s/ BERNICE BRATTER
     -------------------------------------------                                Director
                   Bernice Bratter

                /s/ MAURICE J. DEWALD
     -------------------------------------------                                Director
                  Maurice J. DeWald

                 /s/ PETER DE WETTER
     -------------------------------------------                                Director
                   Peter de Wetter

               /s/ EDWARD EGBERT, M.D.
     -------------------------------------------                                Director
                 Edward Egbert, M.D.

                      SIGNATURE                                                   TITLE
------------------------------------------------------  ---------------------------------------------------------

                  /s/ RAYMOND A. HAY
     -------------------------------------------                                Director
                    Raymond A. Hay

                  /s/ LESTER B. KORN
     -------------------------------------------                                Director
                    Lester B. Korn

               /s/ RICHARD S. SCHWEIKER
     -------------------------------------------                                Director
                 Richard S. Schweiker

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED MAY 31, 1995, 1996 AND 1997

                                 (IN MILLIONS)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                            ADDITIONS CHARGED TO:
                          BALANCE AT   --------------------------------
                           BEGINNING     CONTINUING      DISCONTINUED     DEDUCTIONS       OTHER      BALANCE AT
                           OF PERIOD   OPERATIONS (1)     OPERATIONS          (2)        ITEMS (3)   END OF PERIOD
                          -----------  ---------------  ---------------  -------------  -----------  -------------
1995....................   $     122      $     245        $      25       $    (283)    $     103     $     212
1996....................         212            431           --                (471)           33           205
1997....................         205            499           --                (474)           (6)          224

------------------------

(1) Before considering recoveries on accounts or notes previously written off.

(2) Accounts written off.

(3) Primarily beginning balances for purchased businesses, net of balances for businesses sold, and, in 1997, also net of the elimination of the effects of including OrNda's results of operations for the three months ended August 31, 1996 in both years ended May 31, 1996 and 1997.