Form 10-Q
period 1997-08-31
TENET HEALTHCARE CORP
filed 1997-10-14
CIK 70318

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

                            FOR THE QUARTERLY PERIOD ENDED
                                   AUGUST 31, 1997.

                                          OR

         / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM      TO      .
                                                  -----   -----
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

     AS OF SEPTEMBER 30, 1997 THERE WERE 305,243,588 SHARES OF $0.075 PAR VALUE COMMON STOCK OUTSTANDING.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             TENET HEALTHCARE CORPORATION

                                        INDEX


                                                                           Page
                                                                           ----
                            PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheets - May 31, 1997
            and August 31, 1997. . . . . . . . . . . . . . . . . . . . .     2


         Condensed Consolidated Statements of Income - Three Months
            Ended August 31, 1996 and 1997 . . . . . . . . . . . . . . .     4


         Condensed Consolidated Statements of Cash Flows - Three Months
            Ended August 31, 1996 and 1997 . . . . . . . . . . . . . . .     5


         Notes to Condensed Consolidated Financial Statements. . . . . .     6


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations. . . . . . . . . . . . . . . . . .     8



                             PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .     14


Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .     14

         Signature . . . . . . . . . . . . . . . . . . . . . . . . . . .     15

---------------
Note: Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                             TENET HEALTHCARE CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                MAY 31,        AUGUST 31,
                                                                                 1997             1997
                                                                              ----------       ----------
                                                                              (DOLLAR AMOUNTS IN MILLIONS)

                                ASSETS

Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .      $       35       $      103
   Short-term investments in debt securities . . . . . . . . . . . . . .             116              119
   Accounts and notes receivable, less allowance for doubtful accounts
       ($224 at May 31 and $236 at August 31). . . . . . . . . . . . . .           1,346            1,347
   Inventories of supplies, at cost. . . . . . . . . . . . . . . . . . .             193              199
   Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . .             294              245
   Other current assets. . . . . . . . . . . . . . . . . . . . . . . . .             407              405
                                                                              ----------       ----------
           Total current assets. . . . . . . . . . . . . . . . . . . . .           2,391            2,418
                                                                              ----------       ----------

Investments and other assets . . . . . . . . . . . . . . . . . . . . . .             678              662

Property and equipment, at cost. . . . . . . . . . . . . . . . . . . . .           6,922            7,174
   Less accumulated depreciation and amortization. . . . . . . . . . . .           1,432            1,517
                                                                              ----------       ----------
   Net property and equipment. . . . . . . . . . . . . . . . . . . . . .           5,490            5,657
                                                                              ----------       ----------
Intangible assets, at cost less accumulated amortization
   ($226 at May 31 and $249 at August 31). . . . . . . . . . . . . . . .           3,146            3,161
                                                                              ----------       ----------
                                                                              $   11,705       $   11,898
                                                                              ----------       ----------
                                                                              ----------       ----------


                             TENET HEALTHCARE CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                MAY 31,        AUGUST 31,
                                                                                 1997             1997
                                                                              ----------       ----------
                                                                              (DOLLAR AMOUNTS IN MILLIONS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt . . . . . . . . . . . . . . . . . .       $      28       $       22
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .             540              514
   Accrued employee compensation and benefits. . . . . . . . . . . . . .             309              319
   Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . .             144              126
   Reserves related to discontinued operations
       and other non-recurring charges . . . . . . . . . . . . . . . . .             423              183
   Other current liabilities . . . . . . . . . . . . . . . . . . . . . .             425              472
                                                                              ----------       ----------
           Total current liabilities . . . . . . . . . . . . . . . . . .           1,869            1,636
                                                                              ----------       ----------

Long-term debt, net of current portion . . . . . . . . . . . . . . . . .           5,022            5,293
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .             308              325
Other long-term liabilities and minority interests . . . . . . . . . . .           1,282            1,263

Shareholders' equity:
   Common stock, $0.075 par value; authorized 450,000,000
       shares; 305,501,379 shares issued at May 31 and
       308,517,211 shares issued at August 31. . . . . . . . . . . . . .              23               23

   Other shareholders' equity. . . . . . . . . . . . . . . . . . . . . .           3,240            3,428
   Less common stock in treasury, at cost, 2,676,091 shares at
       May 31 and 3,754,891 shares at August 31. . . . . . . . . . . . .             (39)             (70)
                                                                              ----------       ----------
           Total shareholders' equity. . . . . . . . . . . . . . . . . .           3,224            3,381
                                                                              ----------       ----------
                                                                              $   11,705       $   11,898
                                                                              ----------       ----------
                                                                              ----------       ----------





     See accompanying Notes to Condensed Consolidated Financial Statements
             and Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.

                             TENET HEALTHCARE CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     THREE MONTHS ENDED AUGUST 31, 1996 AND 1997

                                                                                 1996             1997
                                                                              ----------       ----------
                                                                               (IN MILLIONS, EXCEPT PER
                                                                                     SHARE AND SHARE
                                                                                         AMOUNTS)

Net operating revenues . . . . . . . . . . . . . . . . . . . . . . . . .      $    1,991       $    2,331
                                                                              ----------       ----------
Operating expenses:
   Salaries and benefits . . . . . . . . . . . . . . . . . . . . . . . .             817              966
   Supplies. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             266              321
   Provision for doubtful accounts . . . . . . . . . . . . . . . . . . .             112              148
   Other operating expenses. . . . . . . . . . . . . . . . . . . . . . .             422              486
   Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              86               81
   Amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              27               24
                                                                              ----------       ----------
Operating income . . . . . . . . . . . . . . . . . . . . . . . . . . . .             261              305
                                                                              ----------       ----------
Interest expense, net of capitalized portion . . . . . . . . . . . . . .            (100)            (112)
Investment earnings. . . . . . . . . . . . . . . . . . . . . . . . . . .               6                6
Minority interests in income of consolidated subsidiaries. . . . . . . .              (7)              (6)
                                                                              ----------       ----------
Income before income taxes . . . . . . . . . . . . . . . . . . . . . . .             160              193
Taxes on income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (64)             (77)
                                                                              ----------       ----------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $       96       $      116
                                                                              ----------       ----------
                                                                              ----------       ----------


Earnings per share . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     0.32       $     0.38

Weighted average shares and share equivalents outstanding (in 000's) . .         301,015          309,679




     See accompanying Notes to Condensed Consolidated Financial Statements
             and Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.

                             TENET HEALTHCARE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     THREE MONTHS ENDED AUGUST 31, 1996 AND 1997



                                                                                1996             1997
                                                                              ----------       ----------
                                                                                     (IN MILLIONS)
Net cash provided by operating activities, including net expenditures for discontinued operations and non-recurring charges ($17 in
   1996, $165 in 1997) . . . . . . . . . . . . . . . . . . . . . . . . .      $       87       $        1
                                                                              ----------       ----------

Cash flows from investing activities:
   Proceeds from sales of facilities and other assets. . . . . . . . . .              40               38
   Collection of notes receivable. . . . . . . . . . . . . . . . . . . .              68               13
   Purchases of property and equipment . . . . . . . . . . . . . . . . .             (82)            (103)
   Purchases of new businesses, net of cash acquired . . . . . . . . . .            (295)            (126)
   Other items . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (2)             (37)
                                                                              ----------       ----------
       Net cash used in investing activities . . . . . . . . . . . . . .            (271)            (215)
                                                                              ----------       ----------

Cash flows from financing activities:
   Proceeds from borrowings. . . . . . . . . . . . . . . . . . . . . . .             433              712
   Payments of borrowings. . . . . . . . . . . . . . . . . . . . . . . .            (236)            (452)
   Other items, primarily stock option exercises . . . . . . . . . . . .               6               22
                                                                              ----------       ----------
       Net cash provided by financing activities . . . . . . . . . . . .             203              282
                                                                              ----------       ----------

Net increase in cash and cash equivalents. . . . . . . . . . . . . . . .              19               68
Cash and cash equivalents at beginning of period . . . . . . . . . . . .             107               35
Pooling adjustment to beginning balance to conform fiscal year . . . . .              (4)               -
                                                                              ----------       ----------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . .      $      122       $      103
                                                                              ----------       ----------

Supplemental disclosures:
   Interest paid, net of amounts capitalized . . . . . . . . . . . . . .              73              119
   Income taxes paid, net of refunds received. . . . . . . . . . . . . .              21                7
   Fair value of common stock tendered for note receivable . . . . . . .               -               16



     See accompanying Notes to Condensed Consolidated Financial Statements
             and Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.

                             TENET HEALTHCARE CORPORATION

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. The financial information furnished herein is unaudited; however, in the opinion of management, the information reflects all adjustments that are necessary to fairly state the financial position of Tenet Healthcare Corporation (together with its subsidiaries, "Tenet" or the "Company"), the results of its operations and its cash flows for the interim periods indicated. All the adjustments are of a normal recurring nature.

     The Company presumes that users of this interim financial information have read or have access to the Company's audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnotes and other disclosure which would substantially duplicate the disclosure contained in the Company's most recent annual report to security holders have been omitted.

     The patient volumes and net operating revenues of the Company's hospitals are subject to seasonal variations caused by a number of factors, including but not necessarily limited to, seasonal cycles of illness, climate and weather conditions, vacation patterns of both hospital patients and admitting physicians and other factors relating to the timing of elective hospital procedures. Net income also is not necessarily representative of operations for a full year for various reasons, including interest rates, acquisitions and disposals of facilities and long-term investments, revenue allowances and discount fluctuations and the timing of price changes.
     These same considerations apply to all year-to-year comparisons.

2. During the quarter ended August 31, 1997, Tenet acquired four general hospitals and several related healthcare businesses. All these transactions have been accounted for as purchases. The results of operations of the acquired businesses, which are not material in the aggregate, have been included in the Company's consolidated statements of income and cash flows from the dates of acquisition.

     On September 5, 1997, Tenet purchased a general hospital and other related healthcare services for approximately $263 million in cash.

3. During the three-month period ended August 31, 1997, net cash expenditures charged against the Company's reserves for discontinued operations and other non-recurring charges were approximately $165 million. The remaining balances are included in the Company's balance sheets at May 31, 1997 and August 31, 1997 as reserves related to discontinued operations and other non-recurring charges or as other long-term liabilities.

                             TENET HEALTHCARE CORPORATION

4. There have been no material changes to the description of i) Professional and General Liability Insurance set forth in Note 8A or ii) Significant Legal Proceedings set forth in Note 8B of Notes to Consolidated Financial Statements of Tenet for its fiscal year ended May 31, 1997.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Income before income taxes was $160 million in the quarter ended August 31, 1996, and $193 million in the quarter ended August 31, 1997. Operating income for the two quarters was $261 million and $305 million, respectively, as set forth in the table below:



                                             1996           1997           1996           1997
                                            ------         ------         ------         ------
                                             (DOLLARS IN MILLIONS)         (% OF NET OPERATING
                                                                                 REVENUES)

Net operating revenues:
     Domestic general hospitals. . . . .    $1,818         $2,123           91.3%          91.1%
     Other domestic operations . . . . .       173            208            8.7%           8.9%
                                            ------         ------         ------         ------
Net operating revenues . . . . . . . . .     1,991          2,331            100%           100%
                                            ------         ------         ------         ------
Operating expenses:
     Salaries and benefits . . . . . . .      (817)          (966)          41.0%          41.4%
     Supplies. . . . . . . . . . . . . .      (266)          (321)          13.4%          13.8%
     Provision for doubtful accounts . .      (112)          (148)           5.6%           6.3%
     Other operating expenses. . . . . .      (422)          (486)          21.2%          20.9%
     Depreciation. . . . . . . . . . . .       (86)           (81)           4.3%           3.5%
     Amortization. . . . . . . . . . . .       (27)           (24)           1.4%           1.0%
                                            ------         ------         ------         ------
Operating income . . . . . . . . . . . .    $  261         $  305           13.1%          13.1%
                                            ------         ------         ------         ------
                                            ------         ------         ------         ------



     Net operating revenues of other domestic operations in the table above consist primarily of revenues from (i) physician practices, (ii) rehabilitation hospitals, long-term care facilities and psychiatric hospitals that are located on or near the same campuses as the Company's general hospitals; (iii) healthcare joint ventures operated by the Company; (iv) subsidiaries of the Company offering managed care and indemnity produts; (v) revenues earned by the Company in consideration of the guarantees of certain indebtedness and leases of third parties; and (vi) equity in the earnings of unconsolidated affiliates.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     The table below sets forth certain selected historical operating statistics for the Company's domestic general hospitals.


                                                             THREE MONTHS ENDED AUGUST 31,
                                                       ----------------------------------------
                                                                                      INCREASE
                                                          1996           1997         (DECREASE)
                                                       ----------     ----------     ----------

Number of hospitals (at end of period) . . . . . .            123            130              7  *
Licensed beds (at end of period) . . . . . . . . .         25,664         28,691           11.8%
Net inpatient revenues (in millions) . . . . . . .     $    1,221     $    1,341            9.8%
Net outpatient revenues (in millions). . . . . . .     $      568     $      735           29.4%
Admissions . . . . . . . . . . . . . . . . . . . .        178,756        205,572           15.0%
Equivalent admissions. . . . . . . . . . . . . . .        251,258        289,833           15.4%
Average length of stay (days). . . . . . . . . . .            5.2            5.1           (0.1) *
Patient days . . . . . . . . . . . . . . . . . . .        921,933      1,054,439           14.4%
Equivalent patient days. . . . . . . . . . . . . .      1,295,861      1,486,640           14.7%
Net inpatient revenues per patient day . . . . . .     $    1,324     $    1,272           (3.9)%
Net inpatient revenues per admission . . . . . . .     $    6,830     $    6,522           (4.5)%
Utilization of licensed beds . . . . . . . . . . .           39.1%          41.4%           2.3%  *
Outpatient visits. . . . . . . . . . . . . . . . .      2,268,848      2,652,213           16.9%



*The change is the difference between 1996 and 1997 amounts shown.

The table below sets forth certain selected operating statistics for the Company's domestic general hospitals on a same-store basis:


                                                             THREE MONTHS ENDED AUGUST 31,
                                                       ----------------------------------------
                                                                                      INCREASE
                                                          1996           1997         (DECREASE)
                                                       ----------     ----------     ----------

Average licensed beds. . . . . . . . . . . . . . .         24,345         24,249           (0.4)%
Patient days . . . . . . . . . . . . . . . . . . .        898,829        917,860            2.1%
Net inpatient revenues per patient day . . . . . .     $    1,329     $    1,294           (2.6)%
Admissions . . . . . . . . . . . . . . . . . . . .        174,082        178,848            2.7%
Net inpatient revenues per admission . . . . . . .     $    6,860     $    6,641           (3.2)%
Outpatient visits. . . . . . . . . . . . . . . . .      2,215,608      2,295,389            3.6%
Average length of stay (days). . . . . . . . . . .            5.2            5.1           (0.1)  *


*The change is the difference between 1996 and 1997 amounts shown.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company continues to experience increases in inpatient acuity and intensity of services as less intensive services shift from an inpatient to an outpatient basis or to alternative healthcare delivery services because of technological and pharmaceutical improvements and continued pressures by payors to reduce admissions and lengths of stay.

     The Medicare program accounted for approximately 39.0% of the net patient revenues of the Company's domestic general hospitals for the quarter ended August 31, 1996 and 38.3% for the current year quarter. The Company believes that changes in Medicare reimbursement mandated by the Balanced Budget Act of 1997 ("the 1997 Act") effective October 1, 1997, as well as certain proposed changes to various states' Medicaid programs, will reduce payments as the changes are phased in. Such reduced payments, however, are not likely to have a material adverse effect on the Company's results of operations. The 1997 Act also contains various provisions that create new opportunities for the Company. Certain of those provisions, such as those allowing for creation of Provider Service Organizations, allow providers such as Tenet to contract directly with the federal government for the provision of medical care to Medicare beneficiaries on a fully capitated basis. Under capitation, the Company receives a certain amount from the federal government for each Medicare beneficiary enrolled in its plans and assumes the risks and rewards of meeting the healthcare needs of those enrolled in its plans. The Company may purchase insurance to cover all or a portion of the cost of meeting the healthcare needs of those covered. The Company cannot predict at this time what the ultimate effect of these opportunities will be.

     Pressures to control healthcare costs have resulted in an increase in the percentage of revenues attributable to managed care payors. The percentage of net patient revenues of the Company's domestic general hospitals attributable to managed care increased from approximately 28% for the three months ended August 31, 1996 to approximately 32.3% for the current year quarter. The Company anticipates that its managed care business will continue to increase in the future. The Company generally receives lower payments from managed care payors than it does from traditional indemnity insurers. The Company also increasingly is assuming a greater share of risk by entering into capitated arrangements with managed care payors and employers.

     To address the effect of reduced payments for services, while continuing to provide quality care to patients, the Company has implemented hospital cost-control programs and overhead reduction plans and continues to form integrated healthcare delivery systems in an effort to reduce inefficiencies, create synergies, obtain additional business and control costs. As a result of these efforts, such reduced payments are not expected to have a material adverse effect on the Company's results of operations.

     Net operating revenues from the Company's other domestic operations were $173 million for the three months ended August 31, 1996, compared to $208 million for the current year period, representing an increase of $35 million. This increase primarily relates to the growth of its physician practices. The Company acquired physician practices with approximately 100 physicians during the three months ended August 31, 1997 and currently owns or manages physician practices with over 1,000 physicians.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          Salaries and benefits expense as a percentage of net operating revenues was 41.0% in the quarter ended August 31, 1996 and 41.4% in the current year quarter. The increase is primarily due to the recent acquisitions of several general hospitals.

     Supplies expense as a percentage of net operating revenues was 13.4% in the quarter ended August 31, 1996 and 13.8% in the current year quarter. The increase over the prior year quarter is attributable primarily to strong volume increases at certain of the Company's larger hospitals, which, due to their higher acuity, are more supply-intensive. The increase is also due to recent acquisitions. The Company expects to continue to focus on reducing supplies expense through incorporating acquired facilities into the Company's existing group-purchasing program and by developing and expanding various programs designed to improve the purchasing and utilization of supplies.

     The provision for doubtful accounts as a percentage of net operating revenues was 5.6% in the quarter ended August 31, 1996, and 6.3% in the current year quarter. The increase is partially attributable to a shift in revenues from Medicare and Medicaid to managed-care and indemnity. Also, it relates to acquisitions and to a deterioration in the aging of accounts receivable. The Company, through its collection subsidiary, Syndicated Office Systems, has established improved follow-up collection systems by consolidating the collection of accounts receivable in all the Company's facilities.

     Other operating expenses as a percentage of net operating revenues was 21.2% for the quarter ended August 31, 1996 and 20.9% in the current year quarter. The improvement in 1997 is the result of cost reduction programs mentioned herein.

     Depreciation and amortization expense as a percentage of net operating revenues was 5.7% in the quarter ended August 31, 1996, and 4.5% in the current year quarter. The decrease is primarily due to the effect of the May 1997 write-down for impairment of the carrying values of long-lived assets of general hospitals and medical office buildings and the write-off of goodwill and other long-lived assets related to some of the Company's physician practices.

     Interest expense, net of capitalized interest, was $100 million in the quarter ended August 31, 1996 and $112 million in the current year quarter. The increase is primarily due to increased borrowings for acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity for the quarter ended August 31, 1997 was derived from borrowings under the Company's unsecured bank credit agreement and the sale of certain assets. Net cash provided by normal operating activities for the quarter ended August 31, 1996 was $104 million before expenditures of $17 million for discontinued operations and non-recurring charges. Net cash provided by normal operating activities in the current year quarter was $166 million before expenditures of $165 million for discontinued operations and

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

non-recurring charges. Management believes that future cash provided by normal operating activities, along with the availability of credit under the Company's unsecured revolving credit agreement, should be adequate to meet debt service requirements and to finance planned capital expenditures, acquisitions and other known operating needs, over the short-term (up to 18 months) and the long-term (18 months to three years).

     Net proceeds from borrowings under the Company's unsecured revolving bank credit agreement were $364 million during the quarter ended August 31, 1997. Cash proceeds from the sale of property and equipment were $38 million, primarily from the sale of an acute hospital. The Company's cash and cash equivalents at August 31, 1997 were $103 million, an increase of $68 million over May 31, 1997. Working capital at August 31, 1997 was $782 million, compared to $522 million at May 31, 1997.

      Cash payments for property and equipment were $82 million in the quarter ended August 31, 1996, compared to $103 million in the current year quarter. The Company expects to spend approximately $400 million to $500 million annually on capital expenditures, before any significant acquisitions of facilities and other healthcare operations and before an estimated $355 million in commitments to fund the construction of two new hospitals. Such capital expenditures relate primarily to the development of healthcare services networks in selected geographic areas, design and construction of new buildings, expansion and renovation of existing facilities, equipment additions and replacements, introduction of new medical technologies and various other capital improvements.

     Purchases of new businesses, net of cash acquired, were $295 million in the quarter ended August 31, 1996 and $126 million for the quarter ended August 31, 1997. These acquisitions were financed substantially by borrowings under the Company's credit agreement.

     The Company's strategy includes the pursuit of growth through acquisitions and partnerships, including the development of integrated healthcare systems in certain strategic geographic areas, hospital acquisitions and partnerships and physician practice acquisitions and partnerships. All or portions of this growth may be financed through available credit under the existing credit facility or, depending on capital market conditions, sale of additional debt or equity securities or other bank borrowings. The Company's unused borrowing capacity under its unsecured revolving credit agreement was $1.7 billion as of August 31, 1997.

     The Company's unsecured revolving credit agreement and the indentures governing its senior and senior subordinated notes have, among other requirements, affirmative, negative and financial covenants with which the Company must comply. These covenants include, among other requirements, limitations on other borrowings, liens, investments, the sale of all or substantially all assets and prepayment of subordinated debt, a prohibition against the Company declaring or paying a dividend or purchasing its common stock unless its senior long-term unsecured debt securities are rated BBB- or higher by Standard and Poors' Rating Services and Baa3 or higher by Moody's Investors Service, Inc., and covenants regarding maintenance of specified levels of net worth, debt ratios and fixed charge coverages. The Company is in compliance with its loan covenants.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


BUSINESS OUTLOOK

     The general hospital industry in the United States and the Company's general hospitals continue to have significant unused capacity, and thus there is substantial competition for patients. Inpatient utilization continues to be negatively affected by payor-required pre-admission authorization and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Increased competition, admission constraints and payor pressure are expected to continue.

     The continuing challenge facing the Company and the healthcare industry as a whole is to continue to provide quality patient care in an environment of rising costs, strong competition for patients and a general reduction of reimbursement rates by both private and government payors. Because of national, state and private industry efforts to reform healthcare delivery and payment systems, the healthcare industry as a whole faces increased uncertainty. As noted above, the Company believes that changes in reimbursement mandated by the 1997 Act, as well as certain proposed changes to various states' Medicaid programs, will reduce payments as the changes are phased in. The Company is unable to predict whether any other healthcare legislation at the federal and/or state level will be passed in the future, but it continues to monitor all proposed legislation and analyze its potential impact in order to formulate the Company's future business strategies.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both national and in the regions in which the Company operates; industry capacity; demographic changes; existing laws and government regulations and changes in, or the failure to comply with laws and governmental regulations; legislative proposals for healthcare reform; the ability to enter into managed care provider arrangements on acceptable terms; a shift from fee-for-service payment to capitated and other risk-based payment systems; changes in Medicare and Medicaid reimbursement levels; liability and other claims asserted against the Company; competition; the loss of any significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, healthcare; changes in business strategy or development plans; the ability to attract and retain qualified personnel, including physicians; the significant indebtedness of the Company; and the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Tenet disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                             PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     Material Developments in Previously Reported Legal Proceedings:

     There have been no material developments in the legal proceedings described in the Company's Annual Report on Form 10-K for its fiscal year ended May 31, 1997.

Items 2, 3, 4 and 5 are not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               (11) (Page 16) Statement Re: Computation of Per Share Earnings for the three months ended August 31, 1996 and 1997.

               (27.1) Financial Data Schedule for the quarter ended August 31, 1997 (included only in the EDGAR filing).

               (27.2) Restated Financial Data Schedule for the quarter ended August 31, 1996 (included only in the
                       EDGAR filing).

          (b)  Reports on Form 8-K

               (a) During the quarter ended August 31, 1997, the Company filed a Current Report on Form 8-K, dated August 6, 1997, for Item 5, Other Events. The Form 8-K was filed to report the earnings for the Company for the quarter ended May 31, 1997.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TENET HEALTHCARE CORPORATION
                                                  (Registrant)




Date:  October 14, 1997                         /s/ TREVOR FETTER
                                        -----------------------------------

                                                   Trevor Fetter
                                             Executive Vice President,
                                              Chief Financial Officer
                                           (Principal Financial Officer)




                                              /s/ RAYMOND L. MATHIASEN
                                        -----------------------------------

                                                Raymond L. Mathiasen
                                               Senior Vice President,
                                              Chief Accounting Officer
                                           (Principal Accounting Officer)