Form 10-Q
period 1997-11-30
TENET HEALTHCARE CORP
filed 1998-01-14
CIK 70318

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

                            FOR THE QUARTERLY PERIOD ENDED
                                  NOVEMBER 30, 1997.

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

                             ___________________________

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:    YES  X     NO
                                          ---       ---

     AS OF DECEMBER 31, 1997 THERE WERE 306,194,567 SHARES OF $0.075 PAR VALUE COMMON STOCK OUTSTANDING.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             TENET HEALTHCARE CORPORATION

                                        INDEX



                                                                          Page
                                                                          ----
                         PART I.  FINANCIAL INFORMATION


 Item 1.   Financial Statements:

           Condensed Consolidated Balance Sheets - May 31, 1997
              and November 30, 1997......................................  2


           Condensed Consolidated Statements of Income - Three Months and
              Six Months Ended November 30, 1996 and 1997................  4


           Condensed Consolidated Statements of Cash Flows - Six Months
              Ended November 30, 1996 and 1997...........................  5

           Notes to Condensed Consolidated Financial Statements..........  6


 Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................  7




                           PART II.  OTHER INFORMATION


 Item 1.   Legal Proceedings.............................................  14


 Item 4.   Submissions of Matters to a Vote of Security Holders..........  14


 Item 6.   Exhibits and Reports on Form 8-K..............................  15

           Signature.....................................................  16

________________________
Note: Item 3 of Part I and Items 2, 3 and 5 of Part II are omitted because they are not applicable.

                             TENET HEALTHCARE CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                   MAY 31,           NOVEMBER 30,
                                                                                                    1997                 1997
                                                                                                   -------           ------------
                                                                                                   (DOLLAR AMOUNTS IN MILLIONS)

                                          ASSETS

Current assets:
     Cash and cash equivalents.................................................................    $    35              $    14

     Short-term investments in debt securities.................................................        116                  125

     Accounts receivable, less allowance for doubtful accounts ($224 at May 31 and $215 at
          November 30).........................................................................      1,346                1,559

     Inventories of supplies, at cost..........................................................        193                  204

     Deferred income taxes.....................................................................        294                  213

     Other current assets......................................................................        407                  508
                                                                                                    ------               ------
               Total current assets............................................................      2,391                2,623
                                                                                                    ------               ------
Investments and other assets...................................................................        678                  565

Property and equipment, at cost................................................................      6,922                7,269

     Less accumulated depreciation and amortization............................................      1,432                1,592
                                                                                                    ------               ------
     Net property and equipment................................................................      5,490                5,677
                                                                                                    ------               ------
Intangible assets, at cost less accumulated amortization
     ($226 at May 31 and $282 at November 30)..................................................      3,146                3,318
                                                                                                    ------               ------
                                                                                                   $11,705              $12,183
                                                                                                   -------              -------
                                                                                                   -------              -------


     See accompanying Notes to Condensed Consolidated Financial Statements and
          Management's Discussion and Analysis of Financial Condition and
                               Results of Operations.

                             TENET HEALTHCARE CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                   MAY 31,            NOVEMBER 30,
                                                                                                    1997                 1997
                                                                                                    ----                 ----
                                                                                                   (DOLLAR AMOUNTS IN MILLIONS)

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt.........................................................  $    28              $    16
     Accounts payable..........................................................................      540                  476
     Accrued employee compensation and benefits................................................      309                  329
     Accrued interest payable..................................................................      144                  157
     Reserves related to discontinued operations and
            other non-recurring charges........................................................      423                  199
     Other current liabilities.................................................................      425                  457
                                                                                                 -------              -------
               Total current liabilities.......................................................    1,869                1,634
                                                                                                 -------              -------

Long-term debt, net of current portion.........................................................    5,022                5,520
Deferred income taxes..........................................................................      308                  309
Other long-term liabilities and minority interests.............................................    1,282                1,260

Shareholders' equity:
     Common stock, $0.075 par value; authorized 450,000,000 shares; 305,501,379 shares
          issued at May 31 and 309,730,094 shares issued at November 30 .......................       23                   23
     Other shareholders' equity................................................................    3,240                3,507
     Less common stock in treasury, at cost, 2,676,091 shares at May 31 and 3,754,891
          shares at November 30................................................................      (39)                 (70)
                                                                                                 -------              -------
               Total shareholders' equity......................................................    3,224                3,460
                                                                                                 -------              -------
                                                                                                 $11,705              $12,183
                                                                                                 -------              -------
                                                                                                 -------              -------


     See accompanying Notes to Condensed Consolidated Financial Statements and
          Management's Discussion and Analysis of Financial Condition and
                               Results of Operations.

                            TENET HEALTHCARE CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME

             THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 1996 AND 1997



                                                                               THREE MONTHS                      SIX MONTHS
                                                                          ----------------------           ----------------------
                                                                           1996            1997             1996            1997
                                                                           ----            ----             ----            ----
                                                                         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AND SHARE AMOUNTS)

Net operating revenues................................................    $2,111          $2,429           $4,102          $4,760
                                                                          ------          ------           ------          ------
Operating expenses:
     Salaries and benefits............................................       873           1,007            1,690           1,973
     Supplies.........................................................       290             330              556             651
     Provision for doubtful accounts..................................       111             136              223             284
     Other operating expenses.........................................       445             512              867             998
     Depreciation.....................................................        88              87              174             168
     Amortization.....................................................        27              27               54              51
                                                                          ------          ------           ------          ------
Operating income......................................................       277             330              538             635
                                                                          ------          ------           ------          ------
Interest expense, net of capitalized portion..........................      (102)           (118)            (202)           (230)
Investment earnings...................................................         8               6               14              12
Minority interests in income of consolidated subsidiaries.............        (9)             (7)             (16)            (13)
Gain from change in value of indexed long-term debt...................         -              18                -              18
                                                                          ------          ------           ------          ------
Income before income taxes............................................       174             229              334             422
Taxes on income.......................................................       (71)            (91)            (135)           (168)
                                                                          ------          ------           ------          ------
Net income............................................................    $  103          $  138           $  199          $  254
                                                                          ------          ------           ------          ------
                                                                          ------          ------           ------          ------

Primary and fully diluted earnings per share..........................    $  0.34         $  0.44          $  0.66         $  0.82

Weighted average shares and share equivalents outstanding--
     fully diluted (in thousands).....................................     302,502          311,345         301,700          310,509



     See accompanying Notes to Condensed Consolidated Financial Statements and
          Management's Discussion and Analysis of Financial Condition and
                               Results of Operations.

                             TENET HEALTHCARE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED NOVEMBER 30, 1996 AND 1997


                                                            1996         1997
                                                            ----         ----
                                                              (IN MILLIONS)

Cash flows from operating activities:
     Recurring operations..............................     $106         $244
     Net expenditures for discontinued operations
        and non-recurring charges......................      (40)        (232)
                                                           -----        -----
        Net cash provided by operating activities             66           12

Cash flows from investing activities:

     Proceeds from sales of facilities and other
       assets..........................................       40           57
     Collection of notes receivable....................       69           20
     Purchases of property and equipment...............     (160)        (215)
     Purchases of new businesses, net of cash
       acquired........................................     (458)        (381)
     Other items.......................................       (6)         (43)
                                                           -----        -----
          Net cash used in investing activities........     (515)        (562)
                                                           -----        -----


Cash flows from financing activities:

     Proceeds from borrowings..........................    1,120        1,386
     Payments of borrowings............................     (723)        (889)
     Other items, primarily stock option exercises.....       16           32
                                                           -----        -----
          Net cash provided by financing activities....      413          529
                                                           -----        -----

Net decrease in cash and cash equivalents..............      (36)         (21)
Cash and cash equivalents at beginning of period.......      107           35
Pooling adjustment to beginning balance to conform
  fiscal year..........................................       (4)           -
                                                           -----        -----

Cash and cash equivalents at end of period.............     $ 67         $ 14
                                                           -----        -----
                                                           -----        -----

Supplemental disclosures:
     Interest paid, net of amounts capitalized.........     $ 93         $201
     Income taxes paid, net of refunds received........       32           12
     Fair value of common stock issued for purchase
       of new business.................................        -            9
     Fair value of common stock tendered for note
       receivable......................................        -           16

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

     The patient volumes and net operating revenues of the Company's hospitals are subject to seasonal variations caused by a number of factors, including but not necessarily limited to, seasonal cycles of illness, climate and weather conditions, vacation patterns of both hospital patients and admitting physicians and other factors relating to the timing of elective hospital procedures. Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including levels of occupancy, interest rates, acquisitions, disposals, revenue allowance and discount fluctuations, the timing of price changes, unusual or non-recurring items and fluctuations in quarterly tax rates. These same considerations apply to all year-to-year comparisons.

2. During the six months ended November 30, 1997, Tenet acquired five general hospitals and several related healthcare businesses. All these transactions have been accounted for as purchases. The results of operations of the acquired businesses, which are not material in the aggregate, have been included in the Company's consolidated statements of income and cash flows from the dates of acquisition.

3. During the three-month and six-month periods ended November 30, 1997, net cash expenditures charged against the Company's reserves for discontinued operations and other non-recurring charges were approximately $67 million and $232 million, respectively. The remaining reserve balances are included in the Company's balance sheets at May 31, 1997 and November 30, 1997 as reserves related to discontinued operations and other non-recurring charges or as other long-term liabilities.

4. There have been no material changes to the description of i) Professional and General Liability Insurance set forth in Note 8A or ii) Significant Legal Proceedings set forth in Note 8B of Notes to Consolidated Financial Statements of Tenet for its fiscal year ended May 31, 1997.

5. The gain from changes in the value of indexed long-term debt resulted from a decrease in the fair market value of the Company's investment in common stock of Vencor, Inc., into which certain of the Company's notes are exchangeable.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Income before income taxes was $174 million in the quarter ended November 30, 1996, and $229 million in the quarter ended November 30, 1997. For the six-month periods ended November 30 1996 and 1997, income before income taxes was $334 million and $422 million, respectively. The following is a summary of operations for the three months and six months ended November 30, 1996 and 1997:

                                                                                 THREE MONTHS ENDED NOVEMBER 30,
                                                               -------------------------------------------------------------------
                                                                1996                1997                1996                 1997
                                                               ------              ------              ------               ------

                                                                (DOLLARS IN MILLIONS)               (% OF NET OPERATING REVENUES)
 Net operating revenues:

      Domestic general hospitals.......................       $1,944              $2,198              92.1%                90.5%
      Other domestic operations........................          167                 231               7.9%                 9.5%
                                                              ------              ------             -----                ------
 Net operating revenues................................        2,111               2,429             100.0%               100.0%
                                                              ------              ------             -----                ------
 Operating expenses:
      Salaries and benefits............................         (873)             (1,007)             41.4%                41.5%
      Supplies.........................................         (290)               (330)             13.7%                13.6%
      Provision for doubtful accounts..................         (111)               (136)              5.3%                 5.6%
      Other operating expenses.........................         (445)               (512)             21.0%                21.0%
      Depreciation.....................................          (88)                (87)              4.2%                 3.6%
      Amortization.....................................          (27)                (27)              1.3%                 1.1%
                                                              ------              ------             -----                ------
 Operating income......................................       $  277              $  330              13.1%                13.6%
                                                              ------              ------             -----                ------
                                                              ------              ------             -----                ------

                                                                                  SIX MONTHS ENDED NOVEMBER 30,
                                                               -------------------------------------------------------------------
                                                                1996                1997                1996                 1997
                                                               ------              ------              ------               ------
                                                                (DOLLARS IN MILLIONS)               (% OF NET OPERATING REVENUES)

 Net operating revenues:
      Domestic general hospitals.......................       $3,762              $4,321              91.7%                90.8%
      Other domestic operations........................          340                 439               8.3%                 9.2%
                                                              ------              ------             -----                ------
 Net operating revenues................................        4,102               4,760             100.0%               100.0%
                                                              ------              ------             -----                ------
 Operating expenses:
      Salaries and benefits............................       (1,690)             (1,973)             41.2%                41.5%
      Supplies.........................................         (556)               (651)             13.6%                13.7%
      Provision for doubtful accounts..................         (223)               (284)              5.4%                 6.0%
      Other operating expenses.........................         (867)               (998)             21.2%                20.9%
      Depreciation.....................................         (174)               (168)              4.2%                 3.5%
      Amortization.....................................          (54)                (51)              1.3%                 1.1%
                                                              ------              ------             -----                ------
 Operating income......................................       $  538              $  635              13.0%                13.3%
                                                              ------              ------             -----                ------
                                                              ------              ------             -----                ------


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Net operating revenues of other domestic operations in the table above consist primarily of revenues from (i) physician practices, (ii) rehabilitation hospitals, long-term care facilities and psychiatric hospitals that are located on or near the same campuses as the Company's general hospitals; (iii) healthcare joint ventures operated by the Company; (iv) subsidiaries of the Company offering managed care and indemnity products; (v) revenues earned by the Company in consideration of the guarantees of certain indebtedness and leases of third parties; and (vi) equity in the earnings of unconsolidated affiliates.

     The table below sets forth certain selected historical operating statistics for the Company's domestic general hospitals.



                                                          THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                              NOVEMBER 30,                             NOVEMBER 30,
                                                 -----------------------------------        --------------------------------
                                                                           INCREASE                                INCREASE
                                                  1996           1997     (DECREASE)         1996           1997  (DECREASE)
                                                 ------         ------     --------         ------         ------  --------
Number of hospitals (at end of period)...           125            129         4     *         125            129      4     *
Licensed beds (at end of period).........        26,959         28,715        6.5%          26,959         28,715     6.5%
Net inpatient revenues (in millions).....        $1,243         $1,390       11.8%          $2,464         $2,731    10.8%
Net outpatient revenues (in millions)....          $657           $759       15.5%          $1,225         $1,494    22.0%
Admissions...............................       184,312        213,270       15.7%         363,068        418,842    15.4%
Equivalent admissions....................       283,096        327,578       15.7%         534,354        617,411    15.5%
Average length of stay (days)............           5.2            5.2           -   *         5.2            5.1    (0.1)   *
Patient days.............................       955,500      1,099,812       15.1%       1,877,433      2,154,251    14.7%
Equivalent patient days..................     1,435,893      1,661,469       15.7%       2,731,754      3,148,109    15.2%
Net inpatient revenue per patient day....        $1,301         $1,264       (2.8)%         $1,312         $1,268    (3.4)%
Net inpatient revenue per admission......        $6,744         $6,518       (3.4)%         $6,787         $6,520    (3.9)%
Utilization of licensed beds.............         40.1%          42.5%        2.4%   *       39.6%          41.6%     2.0%   *
Outpatient visits........................     2,417,281      2,642,883        9.3%       4,686,129      5,295,096    13.0%

*    The change is the difference between 1996 and 1997 amounts shown.

The table below sets forth certain selected operating statistics for the Company's domestic general hospitals on a same-store basis:


                                                          THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                              NOVEMBER 30,                             NOVEMBER 30,
                                                 -----------------------------------        --------------------------------
                                                                           INCREASE                                 INCREASE
                                                  1996           1997     (DECREASE)         1996           1997   (DECREASE)
                                                 ------         ------     --------         ------         ------   --------
Average licensed beds....................         24,419        24,385      (0.1)%            24,382         24,317     (0.3)%
Patient days.............................        912,439       939,750       3.0%          1,811,268      1,857,610      2.6%
Net inpatient revenue per patient day....         $1,291        $1,282      (0.7)%            $1,310         $1,288     (1.7)%
Admissions...............................        176,406       183,028       3.8%            350,488        361,876      3.2%
Net inpatient revenue per admission......         $6,679        $6,582      (1.5)%            $6,769         $6,611     (2.3)%
Outpatient visits........................      2,296,066     2,255,755      (1.8)%         4,511,674      4,551,144      0.9%
Average length of stay (days)............            5.2           5.1      (0.1)    *           5.2            5.1     (0.1)  *


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

     The Medicare program accounted for approximately 41.1% of the net patient revenues of the Company's domestic general hospitals for the quarter ended November 30, 1996 and 37.8% for the current-year quarter. The percentages for the six-month periods ended November 30, 1996 and 1997 were 40.1% and 38.0%, respectively. The Company believes that changes in Medicare reimbursement mandated by the Balanced Budget Act of 1997 ("the 1997 Act") which became effective October 1, 1997, as well as certain proposed changes to various states' Medicaid programs, will reduce payments as the changes are phased in over the next three years. Such reduced payments, however, are not likely to have a material adverse effect on the Company's results of operations. The 1997 Act also contains various provisions that create new opportunities for the Company. Certain of those provisions, such as those allowing for creation of Provider Service Organizations, allow providers such as Tenet to contract directly with the federal government for the provision of medical care to Medicare beneficiaries on a fully capitated basis. Under capitation, the Company receives a certain amount from the federal government for each Medicare beneficiary enrolled in its plans and assumes the risks and rewards of meeting the healthcare needs of those enrolled in its plans. The Company may purchase insurance to cover all or a portion of the cost of meeting the healthcare needs of those covered. The Company cannot predict at this time what the ultimate effect of these opportunities will be.

     Pressures to control healthcare costs have resulted in an increase in the percentage of revenues attributable to managed care payors. The percentage of net patient revenues of the Company's domestic general hospitals attributable to managed care increased from approximately 28.1% for the three months ended November 30, 1996 to approximately 32.8% for the current-year quarter. The percentages for the six-month periods ended November 30, 1996 and 1997 were 28.1% and 32.5%, respectively. The Company anticipates that its managed care business will continue to increase in the future. The Company generally receives lower payments from managed care payors than it does from traditional indemnity insurers. The Company also increasingly is assuming a greater share of risk by entering into capitated arrangements with managed care payors and employers.

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

     Net operating revenues from the Company's other domestic operations were $167 million for the three months ended November 30, 1996, compared to $231 million for the current-year period, representing an increase of $64 million. For the six-month periods ended November 30, 1996 and 1997, net operating revenues from other domestic operations were $340 million and $439 million, respectively. These increases primarily relates to the growth of its physician practices. The Company acquired physician practices with

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


approximately 100 physicians during the six months ended November 30, 1997 and currently owns or manages physician practices with approximately 950 physicians.

          Salaries and benefits expense as a percentage of net operating revenues was 41.4% in the quarter ended November 30, 1996 and 41.5% in the current-year quarter. Salaries and benefits expense as a percentage of net operating revenues for the prior and current six-month periods were 41.2% and 41.5%, respectively. The increases, though slight, are due primarily to the acquisitions of several general hospitals.

     Supplies expense as a percentage of net operating revenues was 13.7% in the quarter ended November 30, 1996 and 13.6% in the current-year quarter. Supplies expense as a percentage of net operating revenues for the prior and current six-month periods were 13.6% and 13.7%, respectively. The Company expects to continue to focus on reducing supplies expense through incorporating acquired facilities into the Company's existing group-purchasing program and by developing and expanding various programs designed to improve the purchasing and utilization of supplies.

     The provision for doubtful accounts as a percentage of net operating revenues was 5.3% in the quarter ended November 30, 1996, and 5.6% in the current-year quarter. The provision for doubtful accounts as a percentage of net operating revenues for the prior and current six-month periods were 5.4% and 6.0%, respectively. The increases are partially attributable to a shift in revenues from Medicare and Medicaid to managed-care. Also, they relate to recent acquisitions and to an increase in accounts receivable. The Company, through its collection subsidiary, Syndicated Office Systems, has established improved follow-up collection systems by consolidating the collection of accounts receivable in all the Company's facilities.

     Other operating expenses as a percentage of net operating revenues was 21.0% for the prior and current-year quarters ended November 30, 1996 and 1997, respectively. Other operating expenses as a percentage of net operating revenues for the prior and current six-month periods were 21.2% and 20.9%, respectively. The improvement in the current quarter is the result of cost reduction programs.

     Depreciation and amortization expense as a percentage of net operating revenues was 5.5% in the quarter ended November 30, 1996, and 4.7% in the current-year quarter. Depreciation and amortization expense as a percentage of net operating revenues for the prior and current six-month periods were 5.5% and 4.6%, respectively. The decrease is primarily due to the effect of the May 1997 write-down for impairment of the carrying values of long-lived assets of certain general hospitals and medical office buildings and the write-off of goodwill and other long-lived assets related to some of the Company's physician practices.

     Interest expense, net of capitalized interest, was $102 million in the quarter ended November 30, 1996 and $118 million in the current-year quarter. Interest expense, net of capitalized interest for the prior and current six-month periods was $202 million and $230 million, respectively. The increase is primarily due to increased borrowings for acquisitions.

     The $18 million gain during the quarter ended November 30, 1997 from changes in the value of the Company's indexed long-term debt instruments (its 6% Subordinated Exchangeable Notes) resulted from a reduction in the carrying value of the exchangeable notes due to a decline in the fair market value of the

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Company's investment in the common stock of Vencor, Inc. ("Vencor") to a price below the $38.55 per share exchange price. The investment in Vencor stock is treated as available for sale with changes in value recorded in shareholders' equity. At November 30, 1997 the market price of Vencor's common stock was $24.25 per share. At the end of the fourth quarter of fiscal 1997, the Company had recorded a pretax, noncash charge to earnings amounting to $18 million because and to the extent that the fair market value of its investment in Vencor stock exceeded the carrying value of the exchangeable notes at the end of that accounting period. The gain recorded in the current quarter reverses that charge.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity for the six months ended November 30, 1997 was derived primarily from borrowings under the Company's unsecured bank credit agreement and the sale of certain assets. Net cash provided by recurring operating activities for the six months ended November 30, 1996 was $106 million before expenditures of $40 million for discontinued operations and non-recurring charges. Net cash provided by recurring operating activities for the six months ended November 30, 1997 was $244 million before expenditures of $232 million for discontinued operations and non-recurring charges. Management believes that future cash provided by recurring operating activities, along with the availability of credit under the Company's unsecured revolving credit agreement, should be adequate to meet debt service requirements and to finance planned capital expenditures, acquisitions and other known operating needs, over the short-term (up to 18 months) and the long-term (18 months to three years).

     Net proceeds from borrowings under the Company's unsecured revolving bank credit agreement were $618 million during the six months ended November 30, 1997. Cash proceeds from the sale of property and equipment were $57 million, primarily from the sale of an acute hospital. The Company's cash and cash equivalents at November 30, 1997 were $14 million, a decrease of $21 million over May 31, 1997. Working capital at November 30, 1997 was $989 million, compared to $522 million at May 31, 1997.

      Cash payments for property and equipment were $160 million in the six months ended November 30, 1996, compared to $215 million in the current-year period. The Company expects to spend approximately $400 million to $500 million annually on capital expenditures, before any significant acquisitions of facilities and other healthcare operations and before an estimated $355 million in commitments to fund the construction of two new hospitals over the next three years. Such capital expenditures relate primarily to the development of healthcare services networks in selected geographic areas, design and construction of new buildings, expansion and renovation of existing facilities, equipment additions and replacements, introduction of new medical technologies and various other capital improvements.

     Purchases of new businesses, net of cash acquired, were $458 million in the six months ended November 30, 1996 and $381 million for the six months ended November 30, 1997. These acquisitions were financed substantially by borrowings under the Company's credit agreement.

     The Company's strategy includes the pursuit of growth through acquisitions and partnerships, including the development of integrated healthcare systems in certain strategic geographic areas, hospital acquisitions and partnerships and physician practice acquisitions and partnerships. All or portions of this growth may be

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

financed through available credit under the existing credit facility or, depending on capital market conditions, sale of additional debt or equity securities or other bank borrowings. The Company's unused borrowing capacity under its unsecured revolving credit agreement was $1.4 billion as of November 30, 1997.

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

THE YEAR 2000 ISSUE

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. In connection with this problem ("the Year 2000 Issue"), Tenet has initiated a comprehensive assessment of its computer systems and applications, including the embedded systems which control certain medical equipment and other equipment. The Company's financial and general ledger systems are substantially compliant already. Modifications to payroll and patient accounting systems are underway and are expected to be completed by early 1999. The Company expects that costs to upgrade these systems will not be material. It has not yet completed an estimate of the costs of bringing its other applications, including embedded systems, into compliance. Furthermore, the Company presently has no assurance that the systems of the Federal and State governments, other payors or other companies with which the Company's systems interface or on which they rely, will be upgraded on a timely basis. The Company, therefore, is not able to determine whether the Year 2000 Issue will materially affect future financial results or future financial conditions. Generally accepted accounting principles require that the costs of modifying computer software for the Year 2000 Issue be charged to expense as they are incurred.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both national and in the regions in which the Company operates; industry capacity; demographic changes; existing laws and government regulations and changes in, or the failure to comply with laws and governmental regulations; legislative proposals for healthcare reform; the ability to enter into managed care provider arrangements on acceptable terms; a shift from fee-for-service payment to capitated and other risk-

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


based payment systems; changes in Medicare and Medicaid reimbursement levels; liability and other claims asserted against the Company; competition; the loss of any significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, healthcare; changes in business strategy or development plans; the ability to attract and retain qualified personnel, including physicians; the significant indebtedness of the Company; and the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Tenet disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

Item 4. Submissions of Matters to a Vote of Security Holders

     The Company's annual meeting of shareholders was held on October 1, 1997. The shareholders elected all of the Company's nominees for director and approved the First Amendment to the 1994 Directors Stock Option Plan, the 1997 Annual Incentive Plan and the First Amendment to the 1995 Employee Stock Purchase Plan and ratified the selection of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ended May 31, 1998. The votes were as follows:


1.   Election of Directors                    For                Withheld
                                              ---                --------
     Jeffrey C. Barbakow                     262,036,028          2,044,747
     Richard S. Schweiker                    262,211,115          1,869,660


2.   Proposal to approve the First Amendment to the 1994 Directors Stock Option
     Plan:

     For:                                    235,706,983
     Against:                                 26,834,036
     Abstaining:                                 691,968


3.   Proposal to approve the 1997 Annual Incentive Plan:


     For:                                    255,154,443
     Against:                                  7,323,993
     Abstaining:                                 754,551

4. Proposal to approve the First Amendment to the 1995 Employee Stock Purchase Plan:


     For:                                    257,513,784
     Against:                                  5,073,747
     Abstaining:                                 645,456

5.   Ratification of selection of KPMG Peat Marwick LLP:

     For:                                    263,593,629
     Against:                                    160,371
     Abstaining:                                 326,775


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               (3) Restated By-Laws of Tenet Healthcare Corporation, as amended October 1, 1997.

               (11) (Page 17) Statement Re: Computation of Per Share Earnings for the three months and six months ended November 30, 1996 and 1997.

               (27.1) Financial Data Schedule for the quarter ended November 30, 1997 (included only in the EDGAR filing).

               (27.2) Restated Financial Data Schedule for the quarter ended November 30, 1996 (included only in the EDGAR filing).

          (b)  Reports on Form 8-K

               (a)  None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              TENET HEALTHCARE CORPORATION
                                        (Registrant)




Date:     January 14, 1998                     /s/ TREVOR FETTER
                                        ---------------------------------------
                                                 Trevor Fetter
                                            Executive Vice President,
                                             Chief Financial Officer
                                          (Principal Financial Officer)




                                             /s/ RAYMOND L. MATHIASEN
                                        ---------------------------------------
                                                Raymond L. Mathiasen
                                               Senior Vice President,
                                              Chief Accounting Officer
                                           (Principal Accounting Officer)