Form 10-Q
period 1998-02-28
TENET HEALTHCARE CORP
filed 1998-04-14
CIK 70318

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q
        / X /
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE QUARTERLY PERIOD ENDED
                              FEBRUARY 28, 1998.

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

                            ----------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:    YES  X     NO
                                          ---       ---
     AS OF MARCH 31, 1998 THERE WERE 308,253,598 SHARES OF $0.075 PAR VALUE COMMON STOCK OUTSTANDING.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         TENET HEALTHCARE CORPORATION

                                    INDEX

                                                                          Page
                                                                          ----
                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets - May 31, 1997
             and February 28, 1998.......................................   2

          Condensed Consolidated Statements of Operations - Three
             Months and Nine Months Ended February 28, 1997 and 1998.....   4

          Condensed Consolidated Statements of Cash Flows - Nine Months
             Ended February 28, 1997 and 1998............................   5

          Notes to Condensed Consolidated Financial Statements...........   6

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................   9


                         PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..............................................  16

Item 6.   Exhibits and Reports on Form 8-K...............................  16

          Signature......................................................  16





----------
Note: Item 3 of Part I and Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                            TENET HEALTHCARE CORPORATION

                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        MAY 31,    FEBRUARY 28,
                                                         1997          1998
                                                        -------    ------------
                                                    (DOLLAR AMOUNTS IN MILLIONS)
                                     ASSETS

Current assets:
     Cash and cash equivalents.......................   $    35       $    17
     Short-term investments in debt securities.......       116           132
     Accounts receivable, less allowance for
        doubtful accounts ($224 at May 31 and $204
        at February 28)..............................     1,346         1,725
     Inventories of supplies, at cost................       193           211
     Deferred income taxes...........................       294           158
     Other current assets............................       407           478
                                                        -------       -------
               Total current assets..................     2,391         2,721
                                                        -------       -------

Investments and other assets.........................       678           642

Property and equipment, at cost......................     6,922         7,563
     Less accumulated depreciation and amortization..     1,432         1,728
                                                        -------       -------
     Net property and equipment......................     5,490         5,835
                                                        -------       -------

Intangible assets, at cost less accumulated
   amortization ($226 at May 31 and $316 at
   February 28)......................................     3,146         3,517
                                                        -------       -------
                                                        $11,705       $12,715
                                                        -------       -------
                                                        -------       -------


    See accompanying Notes to Condensed Consolidated Financial Statements and
     Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations

                           TENET HEALTHCARE CORPORATION

                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        MAY 31,    FEBRUARY 28,
                                                         1997          1998
                                                        -------    ------------
                                                    (DOLLAR AMOUNTS IN MILLIONS)
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt...............   $    28       $    13
     Accounts payable................................       540           536
     Accrued employee compensation and benefits......       309           358
     Accrued interest payable........................       144           109
     Reserves related to discontinued operations
        and other non-recurring charges..............       423           147
     Other current liabilities.......................       425           477
                                                        -------       -------
               Total current liabilities.............     1,869         1,640
                                                        -------       -------

Long-term debt, net of current portion...............     5,022         5,755
Deferred income taxes................................       308           334
Other long-term liabilities and minority interests...     1,282         1,293

Shareholders' equity:
     Common stock, $0.075 par value; authorized
        450,000,000 shares; 305,501,379 shares
        issued at May 31 and 311,511,837 shares
        issued at February 28........................        23            23
     Other shareholders' equity......................     3,240         3,740
     Less common stock in treasury, at cost,
        2,676,091 shares at May 31 and 3,754,891
        shares at February 28........................       (39)          (70)
                                                        -------       -------
               Total shareholders' equity............     3,224         3,693
                                                        -------       -------
                                                        $11,705       $12,715
                                                        -------       -------
                                                        -------       -------


    See accompanying Notes to Condensed Consolidated Financial Statements and
     Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations

                           TENET HEALTHCARE CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 1997 AND 1998

                                             THREE MONTHS        NINE MONTHS
                                           ----------------    ----------------
                                            1997      1998      1997      1998
                                           ------    ------    ------    ------
                                                   (DOLLARS IN MILLIONS)

Net operating revenues                     $2,237    $2,564    $6,339    $7,324
                                           ------    ------    ------    ------
Operating expenses:
     Salaries and benefits...............     911     1,040     2,601     3,013
     Supplies............................     316       365       872     1,016
     Provision for doubtful accounts.....     128       163       351       447
     Other operating expenses............     470       518     1,337     1,516
     Depreciation........................      82        89       256       257
     Amortization........................      27        32        81        83
     Merger-related expenses.............     272         -       272         -
                                           ------    ------    ------    ------
Operating income.........................      31       357       569       992
                                           ------    ------    ------    ------
Interest expense, net of capitalized
   portion...............................    (106)     (114)     (308)     (344)
Investment earnings......................       7         5        21        17
Minority interests in income of
   consolidated subsidiaries.............      (8)       (6)      (24)      (19)
Gain from change in value of indexed
   long-term debt........................       -         -         -        18
                                           ------    ------    ------    ------
Income (loss) before income taxes........     (76)      242       258       664
Taxes on income..........................      10       (94)     (125)     (262)
                                           ------    ------    ------    ------
Income (loss) before extraordinary item..     (66)      148       133       402
Extraordinary charge from early
   extinguishment of debt, less
   applicable income taxes of $29........     (47)        -       (47)        -
                                           ------    ------    ------    ------
Net income (loss)........................  $ (113)   $  148    $   86    $  402
                                           ------    ------    ------    ------
                                           ------    ------    ------    ------

                                                                     (continued)


    See accompanying Notes to Condensed Consolidated Financial Statements and
     Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations

                          TENET HEALTHCARE CORPORATION

          THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 1997 AND 1998

                                             THREE MONTHS        NINE MONTHS
                                           ----------------    ----------------
                                            1997      1998      1997      1998
                                           ------    ------    ------    ------
Earnings (loss) per share:
     Basic:
          Before extraordinary charge....  $(0.21)   $ 0.48    $ 0.45    $ 1.32
          Extraordinary charge...........   (0.16)        -     (0.16)        -
                                           ------    ------    ------    ------
          Net............................  $(0.37)   $ 0.48    $ 0.29    $ 1.32
                                           ------    ------    ------    ------
                                           ------    ------    ------    ------
     Diluted:
          Before extraordinary charge....  $(0.21)   $ 0.47    $ 0.44    $ 1.29
          Extraordinary charge...........   (0.16)        -     (0.16)        -
                                           ------    ------    ------    ------
          Net............................  $(0.37)   $ 0.47    $ 0.28    $ 1.29
                                           ------    ------    ------    ------
                                           ------    ------    ------    ------

Weighted average shares outstanding -
   basic (in thousands).................. 304,443   306,607   296,493   305,449
Weighted average shares and dilutive
   securities outstanding - dilutive
   (in thousands)........................ 304,443   312,816   302,742   311,258



    See accompanying Notes to Condensed Consolidated Financial Statements and
     Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations

                          TENET HEALTHCARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED FEBRUARY 28, 1997 AND 1998

                                                               1997      1998
                                                              -------   -------
                                                                (IN MILLIONS)
Cash flows from operating activities:
     Recurring operations...........................          $   316   $   444
     Net expenditures for discontinued operations
        and non-recurring charges...................              (61)     (307)
                                                              -------   -------
Net cash provided by operating activities...........              255       137

Cash flows from investing activities:
     Proceeds from sales of facilities and
        other assets................................               50       162
     Collection of notes receivable.................               70        25
     Purchases of property and equipment............             (261)     (371)
     Purchases of new businesses, net of cash
        acquired....................................             (677)     (679)
     Other items....................................              (15)      (77)
                                                              -------   -------
          Net cash used in investing activities.....             (833)     (940)
                                                              -------   -------
Cash flows from financing activities:
     Proceeds from borrowings.......................            4,436     1,916
     Payments of borrowings.........................           (3,936)   (1,189)
     Other items, primarily stock option exercises..               36        58
                                                              -------   -------
          Net cash provided by financing activities.              536       785
                                                              -------   -------

Net decrease in cash and cash equivalents...........              (42)      (18)
Cash and cash equivalents at beginning of period....              103        35
                                                              -------   -------
Cash and cash equivalents at end of period..........          $    61   $    17
                                                              -------   -------
                                                              -------   -------
Supplemental disclosures:
     Interest paid, net of amounts capitalized......          $   264   $   338
     Income taxes paid, net of refunds received.....              116        11
     Fair value of common stock issued for
        purchase of new business....................                -         9
     Fair value of common stock tendered for
        note receivable.............................                -        16



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

2. During the nine months ended February 28, 1998, Tenet acquired six general hospitals and several related healthcare businesses. All these transactions have been accounted for as purchases. The results of operations of the acquired businesses, which are not material in the aggregate, have been included in the Company's consolidated statements of operations and cash flows from the dates of acquisition. Also during the nine months ended February 28, 1998, the Company sold five general hospitals, two rehabilitation hospitals and one psychiatric hospital. The operations of the sold businesses were also not material.

3. There have been no material changes to the description of i) Professional and General Liability Insurance set forth in Note 8A or ii) Significant Legal Proceedings set forth in Note 8B of Notes to Consolidated Financial Statements of Tenet for its fiscal year ended May 31, 1997.

4. During the three-month and nine-month periods ended February 28, 1998, net cash expenditures charged against the Company's reserves for discontinued operations and other non-recurring charges were approximately $75 million and $307 million, respectively. The reserve balances are included in the Company's balance sheets at May 31, 1997 and February 28, 1998 as reserves related to discontinued operations and other non-recurring charges or as other long-term liabilities.

5. The gain from changes in the value of indexed long-term debt resulted from a decrease in the fair market value of the Company's investment in common stock of Vencor, Inc., into which certain of the Company's notes are exchangeable.

                         TENET HEALTHCARE CORPORATION

6. The Company adopted, during the quarter ended February 28, 1998, Statement of Financial Accounting Standards ("SFAS") No. 128, issued recently by the Financial Accounting Standards Board ("FASB") and required to be adopted for financial statements issued for periods ended after December 15, 1997. This statement establishes new, simplified standards for computing and presenting earnings per share. It replaces the traditional presentation of primary earnings per share and fully-diluted earnings per share with presentations of basic earnings per share and diluted earnings per share, respectively. For the Company, the differences between earnings per share calculated under the former standard and the new one are negligible. All prior periods have been restated for the new standard.

     The following is a reconciliation of the numerators and the denominators of the Company's basic and diluted earnings (loss) per share computations for income before extraordinary item for the three months and nine months ended February 28, 1997 and 1998. Income or loss is expressed in millions and weighted average shares are expressed in thousands:

                                                              THREE MONTHS                          NINE MONTHS
                                                 ------------------------------------  ------------------------------------
                                                                WEIGHTED                              WEIGHTED
                                                   INCOME    AVERAGE SHARES PER-SHARE    INCOME    AVERAGE SHARES PER-SHARE
     1997                                        (NUMERATOR) (DENOMINATOR)    AMOUNT   (NUMERATOR) (DENOMINATOR)    AMOUNT
     ------------------------------------------- ----------- -------------- ---------  ----------- -------------- ---------
     Income (loss) before extraordinary item....    $(66)                                 $133
                                                    -----                                 ----
     Basic earnings (loss) per share:
       Income (loss) available to common
         shareholders...........................    $(66)        304,443     $(0.21)      $133         296,493      $0.45
                                                                             -------                                -----
                                                                             -------                                -----
     Effective of dilutive securities:
       Stock options and warrants...............       -               -                     -           6,249
                                                    -----        -------                  ----         -------
     Dilutive earnings(loss) per share:
       Income (loss) available to common
         shareholders...........................    $(66)        304,443     $(0.21)      $133         302,742      $0.44
                                                    -----        -------     -------      ----         -------      -----
                                                    -----        -------     -------      ----         -------      -----
     1998
     -------------------------------------------
     Income before extraordinary item...........    $148                                  $402
                                                    ----                                  ----
     Basic earnings per share:
       Income available to common shareholders..    $148         306,607      $0.48       $402         305,449      $1.32
                                                                              -----                                 -----
                                                                              -----                                 -----
     Effective of dilutive securities:
       Stock options and warrants...............       -           6,209                     -           5,809
                                                    ----         -------                  ----         -------
     Dilutive earnings per share:
       Income available to common shareholders..    $148         312,816      $0.47       $402         311,258      $1.29
                                                    ----         -------      -----       ----         -------      -----
                                                    ----         -------      -----       ----         -------      -----

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Income before income taxes was $242 million in the quarter ended February 28, 1998. In the quarter ended February 28, 1997, the Company reported a pre-tax loss of $76 million. For the nine-month periods ended February 28, 1997 and 1998, income before income taxes was $258 million and $664 million, respectively. The quarter and nine month periods ended February 28, 1997 include non-recurring merger-related expenses of $272 million. The following is a summary of operations for the three months and nine months ended February 28, 1997 and 1998:

                                              THREE MONTHS ENDED FEBRUARY 28,
                                             ---------------------------------
                                              1997     1998     1997     1998
                                             ------   ------   ------   ------
                                               (DOLLARS IN   (% OF NET OPERATING
                                                 MILLIONS)        REVENUES)
Net operating revenues:
     Domestic general hospitals...........   $2,064   $2,331    92.3%    90.9%
     Other domestic operations............      173      233     7.7%     9.1%
                                             ------   ------   ------   ------
Net operating revenues....................    2,237    2,564   100.0%   100.0%
                                             ------   ------   ------   ------
Operating expenses:
     Salaries and benefits................     (911)  (1,040)   40.7     40.6%
     Supplies.............................     (316)    (365)   14.1%    14.2%
     Provision for doubtful accounts......     (128)    (163)    5.7%     6.4%
     Other operating expenses.............     (470)    (518)   21.0%    20.2%
     Depreciation.........................      (82)     (89)    3.7%     3.5%
     Amortization.........................      (27)     (32)    1.2%     1.2%
                                             ------   ------   ------   ------
Operating income before merger
   related expenses.......................   $  303   $  357    13.6%    13.9%
                                             ------   ------   ------   ------
                                             ------   ------   ------   ------
                                              NINE MONTHS ENDED FEBRUARY 28,
                                             ---------------------------------
                                              1997     1998     1997     1998
                                             ------   ------   ------   ------
                                               (DOLLARS IN   (% OF NET OPERATING
                                                 MILLIONS)        REVENUES)
Net operating revenues:
     Domestic general hospitals...........   $5,797   $6,652    91.4%    90.8%
     Other domestic operations............      542      672     8.6%     9.2%
                                             ------   ------   ------   ------
Net operating revenues....................    6,339    7,324   100.0%   100.0%
                                             ------   ------   ------   ------
Operating expenses:
     Salaries and benefits................   (2,601)  (3,013)   41.0%    41.1%
     Supplies.............................     (872)  (1,016)   13.8%    13.9%
     Provision for doubtful accounts......     (351)    (447)    5.5%     6.1%
     Other operating expenses.............   (1,337)  (1,516)   21.1%    20.7%
     Depreciation.........................     (256)    (257)    4.0%     3.5%
     Amortization.........................      (81)     (83)    1.3%     1.1%
                                             ------   ------   ------   ------
Operating income before merger-
  related expenses........................   $  841   $  992    13.3%    13.5%
                                             ------   ------   ------   ------
                                             ------   ------   ------   ------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

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

                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      FEBRUARY 28,                    FEBRUARY 28,
                                         -------------------------------- --------------------------------
                                                                INCREASE                         INCREASE
                                             1997       1998   (DECREASE)    1997       1998    (DECREASE)
                                         ---------- ---------- ---------- ---------- ---------- ----------
Number of hospitals (at end of period)..        127        125      (2) *        127        125    (2) *
Licensed beds (at end of period)........     27,366     28,433      3.9%      27,366     28,433    3.9%
Net inpatient revenues (in millions).... $    1,383 $    1,564     13.1%  $    3,847 $    4,316   12.2%
Net outpatient revenues (in millions)... $      630 $      724     14.9%  $    1,855 $    2,197   18.4%
Admissions..............................    212,850    230,955      8.5%     575,918    649,797   12.8%
Equivalent admissions...................    301,703    326,322      8.2%     836,057    943,733   12.9%
Average length of stay (days)...........        5.3        5.3       -           5.2        5.2     -
Patient days............................  1,119,362  1,230,830     10.0%   2,996,795  3,385,081   13.0%
Equivalent patient days.................  1,571,915  1,728,411     10.0%   4,303,669  4,876,520   13.3%
Net inpatient revenue per patient day... $    1,236 $    1,271      2.8%  $    1,284 $    1,275   (0.7)%
Net inpatient revenue per admission..... $    6,498 $    6,772      4.2%  $    6,680 $    6,642   (0.6)%
Utilization of licensed beds............      46.6%      48.3%      1.7%*      41.6%      44.1%    2.5%*
Outpatient visits.......................  2,594,877  2,535,187    (2.3)%   7,281,006  7,837,645    7.6%


*   The change is the difference between 1997 and 1998 amounts shown.

The table below sets forth certain selected operating statistics for the Company's domestic general hospitals on a same-store basis:

                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                    FEBRUARY 28,                       FEBRUARY 28,
                                          -------------------------------  -----------------------------------
                                                                INCREASE                             INCREASE
                                             1997     1998     (DECREASE)     1997           1998   (DECREASE)
                                          --------- ---------  ----------  ---------      --------- ----------
Average licensed beds...................     24,745    24,797    0.2%         24,585         24,477    (0.4)%
Patient days............................  1,061,487 1,087,559    2.5%      2,872,755      2,945,169     2.5%
Net inpatient revenue per patient day...     $1,237    $1,277    3.2%         $1,279         $1,283     0.3%
Admissions..............................    200,262   205,146    2.4%        550,750        567,022     3.0%
Net inpatient revenue per admission.....     $6,555    $6,769    3.3%         $6,670         $6,662    (0.1)%
Outpatient visits.......................  2,471,470 2,293,884   (7.2)%     6,983,144      6,832,682    (2.2)%
Average length of stay (days)...........        5.3       5.3     -              5.2            5.2      -

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     The Company continues to experience increases in inpatient acuity and intensity of services as less intensive services shift from an inpatient to an outpatient basis or to alternative healthcare delivery services because of technological and pharmaceutical improvements and continued pressures by payors to reduce admissions and lengths of stay. In spite of the historical shifts from inpatient to outpatient services, the Company experienced a 2.3% decline in the number of outpatient visits during the quarter ended February 28, 1998 compared to the year-ago quarter. This decline was due to fewer home health care visits, primarily due to the effect of new Medicare reimbursement rules. Excluding home health care visits, outpatient visits increased approximately 11% over the year-ago quarter. In response to these recent developments, the Company is consolidating certain home health care agencies and closing others and has begun to focus on increasing the numbers of higher intensity home visits.

     The Medicare program accounted for approximately 41.0% of the net patient revenues of the Company's domestic general hospitals for the quarter ended February 28, 1997 and 37.8% for the current quarter. The percentages for the nine-month periods ended February 28, 1997 and 1998 were 40.4% and 38.0%, respectively. Changes in Medicare reimbursement mandated by the Balanced Budget Act of 1997 ("the 1997 Act") which became effective October 1, 1997, as well as certain proposed changes to various states' Medicaid programs, have and will continue to reduce payments as the changes are phased in over the next three years. The 1997 Act also contains various provisions that allow providers such as Tenet to contract directly with the federal government for the provision of medical care to Medicare beneficiaries on a fully capitated basis. Under capitation, the Company receives a certain amount for each person enrolled in its plans and assumes the risks and rewards of meeting the healthcare needs of those persons so enrolled. The Company may purchase insurance to cover a portion of the cost of meeting the healthcare needs of those covered. The Company cannot predict at this time what the ultimate effect of these capitated services will be.

     Pressures to control healthcare costs have resulted in an increase in the percentage of revenues attributable to managed care payors. The percentage of net patient revenues of the Company's domestic general hospitals attributable to managed care increased from approximately 30.4% for the three months ended February 28, 1997 to approximately 33.7% for the current quarter. The percentages for the nine-month periods ended February 28, 1997 and 1998 were 28.9% and 32.9%, respectively. The Company anticipates that its managed care business will continue to increase in the future. The Company generally receives lower payments from managed care payors than it does from traditional indemnity insurers. The Company also is assuming a greater share of risk by entering into capitated arrangements with managed care payors and employers. The Company estimates that approximately 4.8% of its revenues were derived from capitated arrangements in the quarter ended February 28, 1998.

     To address the effect of reduced payments for services, while continuing to provide quality care to patients, the Company has implemented hospital cost-control programs and overhead reduction plans and continues to form integrated healthcare delivery systems in an effort to reduce inefficiencies, create synergies, obtain additional business and control costs. As a result of these efforts, all of the reduced payments described earlier are not expected to have a material adverse effect on the Company's results of operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Net operating revenues from the Company's other domestic operations were $173 million for the three months ended February 28, 1997, compared to $233 million for the current period. For the nine-month periods ended February 28, 1997 and 1998, net operating revenues from other domestic operations were $542 million and $672 million, respectively. These increases primarily relate to the growth of its physician practices.

     Salaries and benefits expense as a percentage of net operating revenues was 40.7% in the quarter ended February 28, 1997 and 40.6% in the current quarter. Salaries and benefits expense as a percentage of net operating revenues for the prior and current nine-month periods were 41.0% and 41.1%, respectively. The increases, though slight, relate primarily to the recent acquisitions of several general hospitals.

     Supplies expense as a percentage of net operating revenues was 14.1% in the quarter ended February 28, 1997 and 14.2% in the current quarter. Supplies expense as a percentage of net operating revenues for the prior and current nine-month periods were 13.8% and 13.9%, respectively. These increases relate primarily to greater patient acuity. The Company expects to continue to focus on reducing supplies expense through incorporating acquired facilities into the Company's existing group-purchasing program and by developing and expanding various programs designed to improve the purchasing and utilization of supplies.

     The provision for doubtful accounts as a percentage of net operating revenues was 5.7% in the quarter ended February 28, 1997, and 6.4% in the current quarter. The provision for doubtful accounts as a percentage of net operating revenues for the prior and current nine-month periods were 5.5% and 6.1%, respectively. The increases are partially attributable to a shift in revenues from Medicare and Medicaid to managed-care. Also, they relate to recent acquisitions and payment delays by various payors. The Company, through its collection subsidiary, Syndicated Office Systems, has established improved follow-up collection systems by consolidating the collection of accounts receivable in all the Company's facilities.

     Other operating expenses as a percentage of net operating revenues was 21.0% for the quarter ended February 28, 1997 and 20.2% for the quarter ended February 28, 1998. Other operating expenses as a percentage of net operating revenues for the prior and current nine-month periods were 21.1% and 20.7%, respectively. The improvement in the current quarter is the result of the continued emphasis on cost-control and overhead reduction plans.

     Depreciation and amortization expense as a percentage of net operating revenues was 4.9% in the quarter ended February 28, 1997, and 4.7% in the current quarter. Depreciation and amortization expense as a percentage of net operating revenues for the prior and current nine-month periods were 5.3% and 4.6%, respectively. The decrease is primarily due to the effect of the May 1997 write-down for impairment of the carrying values of long-lived assets of certain general hospitals and medical office buildings and the write-off of goodwill and other long-lived assets related to some of the Company's physician practices, offset somewhat by the effects of facility additions.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     Interest expense, net of capitalized interest, was $106 million in the quarter ended February 28, 1997 and $114 million in the current quarter. Interest expense, net of capitalized interest for the prior and current nine-month periods was $308 million and $344 million, respectively. The increase is primarily due to increased borrowings for acquisitions.

     The $18 million gain from changes in the value of the Company's indexed long-term debt instruments (its 6% Subordinated Exchangeable Notes) in the current year resulted from a reduction in the carrying value of the exchangeable notes due to a decline in the fair market value of the Company's investment in the common stock of Vencor, Inc. ("Vencor") at the end of the Company's second quarter to a price below the $38.55 per share exchange price. The investment in Vencor stock is treated as available for sale with changes in value recorded in shareholders' equity. At February 28, 1998, the market price of Vencor's common stock was $28.6875 per share. At the end of the fourth quarter of fiscal 1997, the Company had recorded a pre-tax, non-cash charge to earnings amounting to $18 million because and to the extent that the fair market value of its investment in Vencor stock exceeded the carrying value of the exchangeable notes at the end of that accounting period. The gain recorded in the current year reverses that charge.

     Taxes on income as a percentage of income before income taxes were 38.8% in the current quarter and 39.5% for the nine months ended February 28, 1998. The Company does not expect its tax rates for the quarter and year ending May 31, 1998 to change significantly.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity for the nine months ended February 28, 1998 was derived primarily from borrowings under the Company's unsecured bank credit agreement and the sale of certain assets. Net cash provided by recurring operating activities for the nine months ended February 28, 1997 was $316 million before expenditures of $61 million for discontinued operations and non-recurring charges. Net cash provided by recurring operating activities for the nine months ended February 28, 1998 was $444 million before expenditures of $307 million for discontinued operations and non-recurring charges. Management believes that future cash provided by recurring operating activities, along with the availability of credit under the Company's unsecured revolving credit agreement, should be adequate to meet debt service requirements and to finance planned capital expenditures, acquisitions and other known operating needs, over the short-term (up to 18 months) and the long-term (18 months to three years).

     Net proceeds from borrowings under the Company's unsecured revolving bank credit agreement were $870 million during the nine months ended February 28, 1998. Cash proceeds from the sales of facilities, and other assets were $162 million. The Company's cash and cash equivalents at February 28, 1998 were $17 million, a decrease of $18 million over May 31, 1997. Working capital at February 28, 1998 was $1.1 billion, compared to $522 million at May 31, 1997.

     Cash payments for property and equipment were $261 million in the nine months ended February 28, 1997, compared to $371 million in the current period. The Company expects to spend approximately $400 million to $500 million annually on capital expenditures, before any significant acquisitions of

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

facilities and other healthcare operations and before an estimated $338 million in commitments to fund the construction of two new hospitals over the next three years. Such capital expenditures relate primarily to the development of healthcare services networks in selected geographic areas, design and construction of new buildings, expansion and renovation of existing facilities, equipment additions and replacements, introduction of new medical technologies and various other capital improvements.

     Purchases of new businesses, net of cash acquired, were $677 million in the nine months ended February 28, 1997 and $679 million for the nine months ended February 28, 1998. These acquisitions were financed substantially by borrowings under the Company's credit agreement.

     The Company's strategy includes the pursuit of growth through acquisitions and partnerships, including the development of integrated healthcare systems in certain strategic geographic areas, hospital acquisitions and partnerships and, to a lesser extent, physician practice acquisitions and partnerships. All or portions of this growth may be financed through available credit under the existing credit facility or, depending on capital market conditions, sale of additional debt or equity securities or other bank borrowings. The Company's unused borrowing capacity under its unsecured revolving credit agreement was $1.1 billion as of February 28, 1998.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

THE YEAR 2000 ISSUE

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. In connection with this problem ("the Year 2000 Issue"), Tenet has initiated a comprehensive assessment of its computer systems and applications, including the embedded systems which control certain medical equipment and other equipment. Most third-party application vendors have been contacted regarding the compliance status of their products. The Company's assessment of its own systems and the third-party applications is expected to be completed by the end of the current fiscal year. The Company's financial and general ledger systems are substantially compliant already. Modifications to payroll and patient accounting systems are underway and are expected to be completed by early 1999. The Company expects that costs to upgrade these systems will not be material, since most of the costs are primarily the contractual obligation of the Company's principal information systems vendor. The Company has not yet completed an estimate of the costs of bringing its other applications, including embedded systems, into compliance. Furthermore, the Company presently has no assurance that the systems of the Federal and State governments, other payors or other companies with which the Company's systems interface or on which they rely, will be upgraded on a timely basis. The Company, therefore, is not able to determine whether the Year 2000 Issue will materially affect future financial results or future financial conditions. Generally accepted accounting principles require that the costs of modifying computer software for the Year 2000 Issue be charged to expense as they are incurred.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both national and in the regions in which the Company operates; industry capacity; demographic changes; existing laws and government regulations and changes in, or the failure to comply with laws and governmental regulations; legislative proposals for healthcare reform; the ability to enter into managed care provider arrangements on acceptable terms; a shift from fee-for-service payment to capitated and other risk-based payment systems; changes in Medicare and Medicaid reimbursement levels; liability and other claims asserted against the Company; competition; the loss of any significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, healthcare; changes in business strategy or development plans; the ability to attract and retain qualified personnel, including physicians; the significant indebtedness of the Company; and the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities.
Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Tenet disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

Items 2, 3, 4 and 5 are not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               (27.1) Financial Data Schedule for the nine months ended February 28, 1998 (included only in the EDGAR filing).

               (27.2) Restated Financial Data Schedule for the nine months ended February 28, 1997 (included only in the EDGAR filing).

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

                              TENET HEALTHCARE CORPORATION
                                        (Registrant)

Date: April 13, 1998                /s/ TREVOR FETTER
                              ---------------------------------
                                       Trevor Fetter
                                 Executive Vice President,
                                  Chief Financial Officer
                                (Principal Financial Officer)


                                   /s/ RAYMOND L. MATHIASEN
                              ---------------------------------
                                    Raymond L. Mathiasen
                                    Senior Vice President,
                                    Chief Accounting Officer
                                 (Principal Accounting Officer)