Form 10-K405
period 1998-05-31
TENET HEALTHCARE CORP
filed 1998-08-28
CIK 70318

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                                ---------------

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED MAY 31, 1998.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM             TO             .

                         COMMISSION FILE NUMBER: I-7293

                            ------------------------

                          TENET HEALTHCARE CORPORATION

             (Exact name of Registrant as specified in its charter)

                       NEVADA                                              95-2557091
          (State or other jurisdiction of                               (I.R.S. Employer
           incorporation or organization)                             Identification No.)

                 3820 STATE STREET
             SANTA BARBARA, CALIFORNIA                                       93105
      (Address of principal executive offices)                             (Zip Code)

                            AREA CODE (805) 563-7000

              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                                 NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                                           ON WHICH REGISTERED
Common Stock                                                                    New York Stock Exchange
                                                                                 Pacific Stock Exchange
Preferred Stock Purchase Rights                                                 New York Stock Exchange
                                                                                 Pacific Stock Exchange
9 5/8% Senior Notes due 2002                                                    New York Stock Exchange
7 7/8% Senior Notes due 2003                                                    New York Stock Exchange
8 5/8% Senior Notes due 2003                                                    New York Stock Exchange
6% Exchangeable Subordinated Notes due 2005                                     New York Stock Exchange
8% Senior Notes due 2005                                                        New York Stock Exchange
10 1/8% Senior Subordinated Notes due 2005                                      New York Stock Exchange
8 5/8% Senior Subordinated Notes due 2007                                       New York Stock Exchange

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. /X/

    As of July 31, 1998, there were 309,356,363 shares of Common Stock outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, based on the closing price of these shares on the New York Stock Exchange, was $9,255,609,225. For the purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

    Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1998, have been incorporated by reference into Parts I, II and IV of this Report. Portions of the definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                         FORM 10-K ANNUAL REPORT--1998
                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                                                                                                                 PAGE
                                                                                                                 -----
PART I

  Item 1.       Business....................................................................................           1
  Item 2.       Properties..................................................................................          23
  Item 3.       Legal Proceedings...........................................................................          24
  Item 4.       Submission of Matters to a Vote of Security Holders.........................................          24

PART II

  Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.......................          25
  Item 6.       Selected Financial Data.....................................................................          25
  Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.......          25
  Item 7A.      Quantitative and Qualitative Disclosures About Market Risk..................................          25
  Item 8.       Financial Statements and Supplementary Data.................................................          25
  Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........          25

PART III

  Item 10.      Directors and Executive Officers of the Registrant..........................................          25
  Item 11.      Executive Compensation......................................................................          25
  Item 12.      Security Ownership of Certain Beneficial Owners and Management..............................          25
  Item 13.      Certain Relationships and Related Transactions..............................................          25

PART IV

  Item 14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K...........................          26

------------------------

Note: The responses to Items 5 through 8, Item 12 and portions of Items 1, 3, 10, 11 and 14 are included in the Registrant's Annual Report to Shareholders for the year ended May 31, 1998, or the definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders. The required information is incorporated into this Report by reference to those documents and is not repeated herein.

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

    Tenet Healthcare Corporation (together with its subsidiaries, "Tenet", the "Registrant" or the "Company") is the second largest investor-owned healthcare services company in the United States. At May 31, 1998, Tenet's subsidiaries and affiliates (collectively "subsidiaries") owned or operated 122 general hospitals with 27,867 licensed beds and related healthcare facilities serving urban and rural communities in 18 states and held investments in other healthcare companies. Tenet's subsidiaries also owned or operated a small number of rehabilitation hospitals, specialty hospitals, long-term care facilities and psychiatric facilities and many medical office buildings located on the same campus as, or nearby, its general hospitals. In addition, Tenet's subsidiaries own or operate various ancillary healthcare businesses, including outpatient surgery centers, home healthcare agencies, occupational and rural healthcare clinics, health maintenance organizations, a preferred provider organization, a managed care insurance company and physician practices. Tenet intends to continue its strategic acquisitions of and partnerships or affiliations with additional general hospitals and related healthcare businesses in order to expand and enhance its integrated healthcare delivery systems.

    Tenet has grown substantially over the past several years through corporate acquisitions and acquisitions of individual facilities. On March 1, 1995, Tenet acquired the parent company of American Medical International, Inc., now known as Tenet HealthSystem Medical, Inc. ("TH Medical"), in a transaction accounted for as a purchase. At the time it was acquired, TH Medical owned 35 general hospitals as well as related healthcare businesses. On January 30, 1997, Tenet acquired OrNda HealthCorp ("OrNda"), now known as Tenet HealthSystem HealthCorp ("TH HealthCorp"), in a transaction accounted for as a pooling-of-interests (the "Merger"). Accordingly, the consolidated financial statements incorporated herein by reference and all statistical data shown herein prior to the Merger were restated in fiscal 1997 to include the accounts and results of operations of OrNda for all periods presented. At the time it was acquired, OrNda owned 50 general hospitals as well as related healthcare operations.

    As discussed in more detail under General Hospitals on page 2 below, Tenet's subsidiaries acquired six general hospitals during fiscal 1998 and one general hospital during the first quarter of fiscal 1999. In addition, Tenet closed four general hospitals, sold six general hospitals, exchanged its ownership interest in one hospital for a minority interest in a joint venture and combined the operations of one general hospital with those of a nearby general hospital during fiscal 1998. Tenet also closed one general hospital and combined the operations of one general hospital with those of a nearby general hospital during the first quarter of fiscal 1999.

    At May 31, 1998, Tenet's subsidiaries also held as investments interests in Ventas, Inc. (formerly known as Vencor, Inc.) ("Ventas") and Total Renal Care Holdings, Inc. ("TRC"). These investments are discussed in more detail under Investments on page 8 below.

    In fiscal year 1998 Tenet issued $350 million of 7 5/8% Senior Notes due 2008 and $1.005 billion of 8 1/8% Senior Subordinated Notes due 2008. The proceeds of those Notes were used to repurchase substantially all of Tenet's
9 5/8% Senior Notes due 2002 and 10 1/8% Senior Subordinated Notes due 2005. Tenet's revolving credit agreement allows Tenet to borrow, repay and reborrow up to $2.8 billion prior to its January 31, 2002, maturity date. The Company had approximately $1.2 billion available under its revolving credit agreement at May 31, 1998.

    Under segment reporting criteria, Tenet believes that "healthcare" is its only material business segment. See the discussion of Tenet's revenues and operations in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Tenet's 1998 Annual Report to Shareholders.

                                   OPERATIONS

GENERAL HOSPITALS

    All of Tenet's operations are conducted through its subsidiaries. Tenet's general hospital and other healthcare operations are conducted primarily through the following three subsidiaries and their subsidiaries: (i) Tenet HealthSystem Hospitals, Inc., (ii) TH Medical and (iii) TH HealthCorp. At May 31, 1998, Tenet's subsidiaries operated 122 general hospitals with 27,867 licensed beds serving urban and rural communities in 18 states. Of those general hospitals, 95 are owned by Tenet's subsidiaries and 27 are owned by and leased from third parties (including two owned facilities that are on leased land). A Tenet subsidiary also owns one general hospital and ancillary healthcare operations in Barcelona, Spain.

    During fiscal 1998, Tenet's subsidiaries acquired the following six general hospitals: (i) the three-hospital 1,030-bed Deaconess Incarnate Word Health System (now known as Deaconess Medical Center-West, Deaconess Medical Center-Central and LaFayette-Grand Hospital) in St. Louis, Missouri, (ii) the 356-bed Saint Louis University Hospital in St. Louis, Missouri, (iii) the 460-bed Georgia Baptist Medical Center in Atlanta, Georgia, and (iv) the 25-bed Sylvan Grove Hospital in Jackson, Georgia. During the first quarter of fiscal 1999, Tenet acquired the 418-bed Queen of Angels-Hollywood Presbyterian Medical Center in Los Angeles, California. In addition, Tenet closed four general hospitals, sold six general hospitals, exchanged its ownership interest in one hospital for a minority interest in a joint venture and combined the operations of the Florida Medical Center-South general hospital with those of the nearby Florida Medical Center general hospital during fiscal 1998. Tenet also closed one general hospital and combined the operations of one general hospital with those of a nearby general hospital during the first quarter of fiscal 1999. During fiscal 1998 construction began on a new hospital in Weston, Florida, under a joint venture with the Cleveland Clinic.

    Each of Tenet's general hospitals offers acute care services, operating and recovery rooms, radiology services, respiratory therapy services, pharmacies and clinical laboratories, and most offer intensive-care, critical-care and/or and coronary care units and physical therapy, orthopedic, oncology and outpatient services. A number of the hospitals also offer tertiary care services such as open-heart surgery, neonatal intensive care and neuroscience. Four of the Company's hospitals--Memorial Medical Center, USC University Hospital, St. Louis University Hospital and Sierra Medical Center--offer quaternary care in such areas as heart, lung, liver and kidney transplants. USC University Hospital and Sierra Medical Center also offer gamma-knife brain surgery. Except for one small hospital that has not sought to be accredited, each of the Company's facilities that is eligible for accreditation is fully accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), the Commission on Accreditation of Rehabilitation Facilities ("CARF") (in the case of rehabilitation hospitals) or another appropriate accreditation agency. With such accreditation, the Company's hospitals are eligible to participate in the Medicare and Medicaid programs. The one hospital that is not accredited participates in the Medicare program through a special waiver that must be renewed each year.

    Various factors, such as technological developments permitting more procedures to be performed on an outpatient basis, pharmaceutical advances and pressures to contain healthcare costs, have led to a shift from inpatient care to ambulatory or outpatient care. Tenet has responded to this trend by enhancing its hospitals' outpatient service capabilities, including (i) establishing freestanding outpatient surgery centers at or near certain of its hospital facilities, (ii) reconfiguring certain hospitals to more effectively accommodate outpatient treatment, by, among other things, providing more convenient, dedicated outpatient facilities and (iii) restructuring existing surgical and diagnostic capacity to allow a greater number and range of procedures to be performed on an outpatient basis. Tenet's facilities will continue to emphasize those outpatient services that can be provided on a quality, cost-effective basis and that the Company believes will experience increased demand. The patient volumes and net operating revenues at both the Company's general hospitals and its outpatient surgery centers are subject to seasonal variations caused by a number of factors, including but not necessarily limited to, seasonal cycles of illness, climate and weather conditions, vacation patterns of both patients and physicians and other factors relating to the timing of elective procedures.

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

    The largest concentrations of the Company's hospital beds are in California (28.1%), Texas (16.2%) and Florida (15.7%). While having concentrations of hospital beds within geographic areas helps the Company to reduce management and marketing expenses and more efficiently utilize resources, such concentrations also increase the risk that any adverse economic, regulatory or other developments that may occur within such areas may adversely affect the Company's business, results of operations or financial condition.

    Tenet believes that its general hospitals are well-positioned to compete effectively in the rapidly evolving healthcare environment. Tenet continually analyzes whether each of its hospitals fits within its strategic plans and will continue to analyze ways in which such assets may best be used to maximize shareholder value. To that end, the Company occasionally may close, sell or convert to alternate uses certain of the Company's facilities and services in order to eliminate duplicate services and excess capacity resulting from the Merger or from changing market conditions.

    The following table lists, by state, the general hospitals owned or (if indicated below) leased by Tenet's subsidiaries and operated domestically as of May 31, 1998:

  GEOGRAPHIC
  AREA/STATE                             FACILITY                                LOCATION         LICENSED BEDS   STATUS
---------------  --------------------------------------------------------  ---------------------  -------------  ---------
Alabama          Brookwood Medical Center                                  Birmingham                     586    Owned
                 Lloyd Noland Hospital                                     Birmingham                     319    Owned

Arizona          Community Hospital Medical Center                         Phoenix                         53    Owned
                 Mesa General Hospital Medical Center                      Mesa                           143    Leased
                 St. Luke's Medical Center                                 Phoenix                        280    Leased
                 Tempe St. Luke's Hospital                                 Tempe                          106    Leased
                 Tucson General Hospital                                   Tucson                         129    Owned

  GEOGRAPHIC
  AREA/STATE                             FACILITY                                LOCATION         LICENSED BEDS   STATUS
---------------  --------------------------------------------------------  ---------------------  -------------  ---------
Arkansas         Central Arkansas Hospital                                 Searcy                         193    Owned
                 Methodist Hospital of Jonesboro (1)                       Jonesboro                      104    Owned
                 National Park Medical Center                              Hot Springs                    166    Owned
                 St. Mary's Regional Medical Center                        Russellville                   170    Owned
California
(Southern)       Alvarado Hospital Medical Center                          San Diego                      231    Owned
                 Brotman Medical Center                                    Culver City                    436    Owned
                 Centinela Hospital Medical Center                         Inglewood                      400    Owned
                 Century City Hospital                                     Los Angeles                    190    Leased
                 Chapman Medical Center                                    Orange                         126    Leased
                 Coastal Communities Hospital                              Santa Ana                      177    Owned
                 Community Hospital of Huntington Park                     Huntington Park                 81    Leased
                 Desert Hospital                                           Palm Springs                   388    Leased
                 Encino-Tarzana Regional Medical Center (2)                Encino                         151    Leased
                 Encino-Tarzana Regional Medical Center (2)                Tarzana                        236    Leased
                 Fountain Valley Regional Hospital and Medical Ctr.        Fountain Valley                396    Owned
                 Garden Grove Hospital and Medical Center                  Garden Grove                   167    Owned
                 Garfield Medical Center                                   Monterey Park                  211    Owned
                 Greater El Monte Community Hospital                       South El Monte                 113    Owned
                 Irvine Medical Center                                     Irvine                         176    Leased
                 John F. Kennedy Memorial Hospital                         Indio                          130    Owned
                 Lakewood Regional Medical Center                          Lakewood                       161    Owned
                 Los Alamitos Medical Center                               Los Alamitos                   173    Owned
                 North Hollywood Medical Center (3)                        North Hollywood                160    Owned
                 Midway Hospital Medical Center                            Los Angeles                    225    Owned
                 Mission Hospital of Huntington Park                       Huntington Park                109    Owned
                 Monterey Park Hospital                                    Monterey Park                  101    Owned
                 Placentia Linda Hospital                                  Placentia                      114    Owned
                 San Dimas Community Hospital                              San Dimas                       93    Owned
                 Santa Ana Hospital Medical Center                         Santa Ana                       90    Leased
                 Saint Luke Medical Center                                 Pasadena                       165    Owned
                 Suburban Medical Center                                   Paramount                      182    Leased
                 USC University Hospital (3)                               Los Angeles                    285    Leased
                 Western Medical Center--Anaheim                           Anaheim                        193    Owned
                 Western Medical Center                                    Santa Ana                      296    Owned
                 Whittier Hospital Medical Center                          Whittier                       172    Owned
California
(Northern)       Community Hospital of Los Gatos                           Los Gatos                      148    Leased
                 Doctors Hospital of Manteca                               Manteca                         73    Owned
                 Doctors Medical Center of Modesto                         Modesto                        459    Owned
                 Doctors Medical Center--San Pablo                         San Pablo                      233    Leased
                 Doctors Medical Center--Pinole                            Pinole                         136    Leased
                 Redding Medical Center                                    Redding                        185    Owned
                 San Ramon Regional Medical Center                         San Ramon                      123    Owned
                 Sierra Vista Regional Medical Center                      San Luis Obispo                201    Owned
                 Twin Cities Community Hospital                            Templeton                       84    Owned
                 Santa Maria Valley Medical Center                         Santa Maria                     70    Leased
Florida
(Southern)       Coral Gables Hospital                                     Coral Gables                   273    Owned
                 Delray Medical Center                                     Delray Beach                   248    Owned
                 Florida Medical Center                                    Ft. Lauderdale                 459    Owned
                 Hialeah Hospital                                          Hialeah                        378    Owned
                 Hollywood Medical Center                                  Hollywood                      324    Owned

  GEOGRAPHIC
  AREA/STATE                             FACILITY                                LOCATION         LICENSED BEDS   STATUS
---------------  --------------------------------------------------------  ---------------------  -------------  ---------
Florida          North Ridge Medical Center                                Ft. Lauderdale                 391    Owned
(Southern)       North Shore Medical Center                                Miami                          357    Owned
(continued)      Palm Beach Gardens Medical Center                         Palm Beach Gardens             204    Leased
                 Palmetto General Hospital                                 Hialeah                        360    Owned
                 Parkway Regional Medical Center                           North Miami                    382    Owned
                 West Boca Medical Center                                  Boca Raton                     185    Owned
Florida
(Tampa/St.
Petersburg)      Memorial Hospital of Tampa                                Tampa                          174    Owned
                 Palms of Pasadena Hospital                                St. Petersburg                 307    Owned
                 Seven Rivers Community Hospital                           Crystal River                  128    Owned
                 Town & Country Hospital                                   Tampa                          201    Owned

Georgia          Georgia Baptist Medical Center                            Atlanta                        460    Owned
                 North Fulton Regional Hospital                            Roswell                        167    Leased
                 Spalding Regional Hospital                                Griffin                        160    Owned
                 Sylvan Grove Hospital                                     Jackson                         25    Leased

Indiana          Culver Union Hospital                                     Crawfordsville                 120    Owned
                 Winona Memorial Hospital                                  Indianapolis                   317    Owned

Louisiana        Doctors Hospital of Jefferson                             Metairie                       122    Leased
                 Kenner Regional Medical Center                            Kenner                         300    Owned
                 Meadowcrest Hospital                                      Gretna                         203    Owned
                 Memorial Medical Center, Mid-City                         New Orleans                    272    Owned
                 Memorial Medical Center, Uptown                           New Orleans                    526    Owned
                 Minden Medical Center                                     Minden                         121    Owned
                 Northshore Regional Medical Center                        Slidell                        174    Leased
                 St. Charles General Hospital                              New Orleans                    163    Owned

Massachusetts    Saint Vincent Hospital                                    Worcester                      398    Owned

Mississippi      Gulf Coast Medical Center                                 Biloxi                         189    Owned

Missouri         Columbia Regional Hospital                                Columbia                       265    Owned
                 Deaconess Medical Center                                  Central St. Louis              527    Owned
                 Deaconess Medical Center-West                             Des Peres                      167    Owned
                 LaFayette-Grand Hospital                                  St. Louis                      336    Owned
                 Lucy Lee Hospital                                         Poplar Bluff                   201    Leased
                 Lutheran Medical Center                                   St. Louis                      408    Owned
                 Saint Louis University Hospital                           St. Louis                      356    Owned
                 Twin Rivers Regional Medical Center                       Kennett                        118    Owned

Nebraska         Saint Joseph Hospital (4)                                 Omaha                          404    Owned

Nevada           Lake Mead Hospital Medical Center                         North Las Vegas                198    Owned
North Carolina   Central Carolina Hospital                                 Sanford                        137    Owned
                 Frye Regional Medical Center                              Hickory                        355    Leased

South Carolina   East Cooper Regional Medical Center                       Mount Pleasant                 100    Owned
                 Hilton Head Hospital (5)                                  Hilton Head                     79    Owned
                 Piedmont Medical Center                                   Rock Hill                      268    Owned

Tennessee        John W. Harton Regional Medical Center                    Tullahoma                      137    Owned
                 Medical Center of Manchester                              Manchester                      49    Leased
                 Saint Francis Hospital                                    Memphis                        651    Owned
                 University Medical Center                                 Lebanon                        261    Owned

  GEOGRAPHIC
  AREA/STATE                             FACILITY                                LOCATION         LICENSED BEDS   STATUS
---------------  --------------------------------------------------------  ---------------------  -------------  ---------
Texas
(Dallas)         Doctors Hospital                                          Dallas                         228    Owned
                 Garland Community Hospital                                Garland                        113    Owned
                 Lake Pointe Medical Center (6)                            Rowlett                         92    Owned
                 RHD Memorial Medical Center                               Dallas                         150    Leased
                 Trinity Medical Center                                    Carrollton                     149    Leased
Texas
(Houston)        Cypress Fairbanks Medical Center                          Houston                        136    Owned
                 Houston Northwest Medical Center (7)                      Houston                        498    Owned
                 Park Plaza Hospital                                       Houston                        468    Owned
                 Sharpstown General Hospital                               Houston                        190    Owned
                 Twelve Oaks Hospital                                      Houston                        336    Owned
Texas
(Other)          Brownsville Medical Center                                Brownsville                    219    Owned
                 Mid-Jefferson Hospital                                    Nederland                      138    Owned
                 Nacogdoches Medical Center                                Nacogdoches                    150    Owned
                 Odessa Regional Hospital (8)                              Odessa                         100    Owned
                 Park Place Medical Center                                 Port Arthur                    244    Owned
                 Providence Memorial Hospital                              El Paso                        501    Owned
                 Sierra Medical Center                                     El Paso                        365    Owned
                 Southwest General Hospital                                San Antonio                    286    Owned
                 Trinity Valley Medical Center                             Palestine                      150    Owned

Washington       Puget Sound Hospital                                      Tacoma                         160    Owned

--------------------------

(1) Owned by a limited liability company in which a Tenet subsidiary owns a 95% interest and is the managing member.

(2) Leased by a partnership in which Tenet's subsidiaries own a 75% interest.

(3) On leased land.

(4) Owned by a limited liability company in which a Tenet subsidiary owns a 74% interest and is the managing member.

(5) Owned by a partnership in which Tenet's subsidiaries own a 90% interest.

(6) Owned by a partnership in which Tenet's subsidiaries own a 76% interest. The partnership leases the land on which the facility is located from a wholly owned Tenet subsidiary.

(7) Owned by a partnership in which Tenet's subsidiaries own a 78% interest. The partnership leases the land on which the facility is located from a wholly owned Tenet subsidiary.

(8) Owned by a partnership in which Tenet's subsidiaries own a 75% interest.

    The following table shows certain information about the general hospitals owned or leased domestically by Tenet's subsidiaries (including OrNda, both before and after it was acquired by Tenet) for the fiscal years ended May 31:

                                                                         1996       1997       1998
                                                                       ---------  ---------  ---------
Total number of facilities...........................................        123        128        122
Total number of licensed beds........................................     26,265     27,959     27,867
Average occupancy during the period..................................       42.7%      42.5%      44.0%

    The above tables do not include Tenet's general hospital in Barcelona, Spain, or Tenet's rehabilitation hospitals, long-term care facilities, psychiatric facilities, outpatient surgery centers or other ancillary facilities.

BUSINESS STRATEGY

    The Company's strategic objective is to provide quality healthcare services responsive to the needs of each community or region within the current managed care environment. Tenet believes that competition among healthcare providers occurs primarily at the local level. Accordingly, the Company tailors its local strategies to address the specific competitive characteristics of the geographic areas in which it operates, including the number of facilities operated by Tenet, the nature and structure of physician practices and physician groups, the extent of managed care penetration, the number and size of competitors and the demographic characteristics of the area. Key elements of the Company's strategy are:

    - to develop integrated healthcare delivery systems by coordinating the operations and services of the Company's facilities with other hospitals and ancillary care providers and through alliances with physicians and physician groups;

    - to reduce costs through enhanced operating efficiencies while maintaining the quality of care provided;

    - to develop or maintain its strong relationships with physicians and generally to foster a physician-friendly culture;

    - to enter into discounted fee-for-service arrangements, capitated contracts and other managed care contracts with third-party payors; and

    - to acquire or enter into strategic partnerships with hospitals, groups of hospitals, other healthcare businesses, ancillary healthcare providers, physician practices and physician practice assets where appropriate to expand and enhance quality integrated healthcare delivery systems responsive to the current managed care environment.

    Tenet's general hospitals serve as the hubs of its integrated healthcare delivery systems. Those systems are designed to provide a full spectrum of care throughout a community or region. For a further discussion of how Tenet's business strategy enhances its competitive position, see Competition on page 10 below. Tenet intends to continue its strategic acquisitions of and partnerships with additional general hospitals and related healthcare businesses in order to expand and enhance its integrated healthcare delivery networks.

    Several factors have impacted the environment for acquisitions of general hospitals and have caused Tenet's pace for acquisitions to slow. First, many states have enacted and other states are considering enacting legislation that subjects conversions of not-for-profit hospitals to for-profit status and acquisitions of not-for-profit hospitals by for-profit companies to public hearings and/ or state approval. These reviews and hearings have resulted in it taking longer to acquire not-for-profit hospitals. Second, not-for-profit boards have become more deliberative in the process of selling their hospitals and increasingly are engaging investment bankers or other third parties to assist with the sale process. Third, start-up companies and financially strong not-for-profit bidders -- alone or in consortiums -- are continuing to compete with Tenet for acquisitions. As a result, Tenet did not acquire as many hospitals as it otherwise might have in fiscal 1998. Finally, a recent revenue ruling by the Internal Revenue Service concerning the impact of joint ventures between not-for-profit and for-profit corporations has had a chilling effect on the formation of such joint ventures. In the past, relationships established through such joint ventures have led to acquisition opportunities.

                                  INVESTMENTS

    At May 31, 1998, Tenet held as investments interests in various healthcare companies, including the following two companies that once were, or have acquired companies that once were, Tenet subsidiaries. Tenet owns 8,301,067 shares of, or an approximately 12.0% interest in, Ventas. Ventas is a self-administered and self-managed realty company that started operations on May 1, 1998, when it spun off a new entity now known as Vencor, Inc. ("New Vencor"). Ventas leases to New Vencor, and New Vencor operates, the long term care facilities formerly owned and operated by Ventas. In January 1996, Tenet sold $320 million principal amount of its 6% Exchangeable Subordinated Notes due 2005 (the "Exchangeable Notes"). The Exchangeable Notes now are exchangeable into Tenet's 8,301,067 shares of Ventas common stock at an exchange rate of 25.9403 Ventas shares plus $239.36 of cash per $1,000 principal amount, subject to Tenet's right to pay an amount in cash equal to the market price of the Ventas shares plus $239.36 in cash in lieu of delivery of such shares and cash. Following the spin-off of New Vencor, the escrow agent holding the New Vencor shares that Tenet received in the spin-off sold those shares in accordance with the terms of the indenture governing the Exchangeable Notes. The $239.36 cash portion of what holders will receive upon exchange of the Exchangeable Notes is the amount per $1,000 principal amount of Exchangeable Notes of the cash proceeds from the escrow agent's sale of the New Vencor shares. Since holders will receive $239.36 cash per $1,000 principal amount of Exchangeable Notes upon exchange, the effective exchange price per share of Ventas common stock equivalent to the exchange rate is approximately $29.32. Tenet also owns 2,865,000 shares of, or an approximately 3.55% interest in, TRC, which operates kidney dialysis units and certain related healthcare businesses. During fiscal 1998 Tenet donated 2,135,000 of its TRC shares to the Tenet Healthcare Foundation, a foundation that makes charitable donations.

                                   PROPERTIES

    Tenet's principal executive offices are located at 3820 State Street, Santa Barbara, CA 93105. That building is leased by a Tenet subsidiary under a five-year lease with one five-year renewal option. The telephone number of Tenet's Santa Barbara headquarters is (805) 563-7000. Hospital support services for Tenet's subsidiaries are located in space leased by a subsidiary in an operations center in Dallas, Texas. On May 14, 1998, the Company signed a long-term lease for a new operations center in Dallas, Texas, that will replace its present office space being leased there. Construction is expected to be completed by the end of fiscal year 2000. At May 31, 1998, Tenet and its subsidiaries also were leasing space for regional offices in Alabama, Arizona, Arkansas, California, Florida, Georgia, Louisiana, Tennessee and Texas. In addition, Tenet's subsidiaries operated domestically 147 medical office buildings, most of which are adjacent to Tenet's general hospitals.

    The number of licensed beds and locations of the Company's general hospitals are described on pages 3 through 6 above. As of May 31, 1998, Tenet had approximately $66 million of outstanding loans secured by real property and approximately $55 million of capitalized lease obligations. The Company believes that all of these properties, as well as the administrative and medical office buildings described above, are suitable for their intended purposes.

                          MEDICAL STAFF AND EMPLOYEES

    Tenet's hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. Members of the medical staffs of Tenet's hospitals also often serve on the medical staffs of hospitals not owned by the Company and may terminate their affiliation with the Tenet hospital or shift some or all of their admissions to competing hospitals at any time. Although the Company purchases physician practices and, where permitted by law, employs physicians, most of the physicians who practice at the Company's hospitals are not employees of the Company. The Company also manages physician practices in states where corporations are not permitted to purchase physician practices or employ physicians. Nurses, therapists, lab technicians, facility maintenance staff and the administrative staff of hospitals, however, normally are employees of the Company.

    Tenet's operations are dependent on the efforts, ability and experience of its officers, employees and physicians. Tenet's continued growth depends on its ability to attract and retain skilled employees, on the ability of its officers to manage growth successfully and on Tenet's ability to attract and retain physicians and other healthcare professionals at its hospitals. In addition, the success of Tenet is, in part, dependent upon the quality, number and specialties of physicians on its hospitals' medical staffs, most of whom have no long-term contractual relationship with Tenet and may terminate their association with Tenet's hospitals at any time. Although Tenet currently believes it will continue to be able to successfully attract and retain key officers, qualified physicians and other healthcare professionals, the loss of some or all of its key officers or an inability to attract or retain sufficient numbers of qualified physicians and other healthcare professionals could have a material adverse impact on its business, financial condition and/or results of operations.

    The number of Tenet's employees (of which approximately 30% were part-time employees) at May 31, 1998, was approximately as follows:

General Hospitals and Other Businesses(1)....................................    115,670
Dallas Operations Center and Regional and Support Offices....................      1,000
Corporate Headquarters.......................................................        130
                                                                               ---------
Total........................................................................    116,800
                                                                               ---------
                                                                               ---------

--------------------------

(1) Includes employees whose employment relates to the operations of the Company's general hospitals, rehabilitation hospitals, psychiatric facilities, specialty hospitals, outpatient surgery centers, managed services organizations (including physicians whose practices have been acquired by the Company), print center, debt collection subsidiary and other healthcare operations.

    Tenet is subject to the federal minimum wage and hour laws and maintains various employee benefit plans. Labor relations at Tenet's facilities have been satisfactory. A small percentage of Tenet's employees are represented by labor unions. Although the Company as a whole currently is not experiencing a shortage of nursing personnel at most of its facilities, there is a shortage of nurses in certain geographic areas, such as South Florida, and in certain specialties, affecting hospitals throughout the country, which has resulted in increased costs to the Company for nursing personnel. The availability of nursing personnel fluctuates from year to year and the Company cannot predict the degree to which it will be affected by the future availability and cost of nursing personnel.

                                  COMPETITION

    Tenet's general hospitals and other healthcare businesses operate in competitive environments. A facility's competitive position within the geographic area in which it operates is affected by a number of competitive factors. Those factors include the scope, breadth and quality of services a hospital offers to its patients and their physicians; the number, quality and specialties of the physicians, nurses and other healthcare professionals employed by the hospital or on its staff; its reputation; its managed care contracting relationships; the extent to which it is part of an integrated network; the number of competitive facilities and other healthcare alternatives; the physical condition of its buildings and improvements; the quality, age and state of the art of its medical equipment; its location; its parking or proximity to public transportation; the length of time it has been a part of the community; and its charges for services. Tax-exempt competitors may have certain financial advantages, such as endowments, charitable contributions, tax-exempt financing and exemption from sales, property and income taxes, not available to Tenet facilities.

    One factor of ever-increasing importance in the competitive position of Tenet's facilities is the ability of those facilities to obtain managed care contracts. The importance of obtaining managed care contracts has increased over the years and is expected to continue to increase as employers, private and government payors and others turn to the use of managed care in an attempt to control rising healthcare costs. The revenues and operating results of most of the Company's hospitals are significantly affected by the hospitals' ability to negotiate favorable contracts with managed care payors. Under such contracts, healthcare providers agree to provide services on a discounted-fee or capitated basis in exchange for the payors agreeing to send some or all of their members/employees to those providers. With capitated contracts, a healthcare provider such as Tenet receives specific fixed periodic payments from a health maintenance organization, preferred provider organization or employer based on the number of members of such organization being serviced by the provider. In return, the provider agrees to provide healthcare services to such members regardless of the actual costs incurred and services provided. The profitability of such contracts depends upon the provider's ability to negotiate payments per patient that, in the aggregate, are adequate to cover the cost of meeting the healthcare needs of the covered persons. In some cases, a provider may contract with an insurance carrier to cover some or all of the costs of providing the necessary healthcare.

    A healthcare provider's ability to compete for managed care contracts is affected by many factors, including the competitive factors referred to above. Among the most important of those factors is whether the hospital is part of an integrated healthcare delivery network and, if so, the scope, breadth and quality of services offered by such network and by competing networks. A hospital that is part of a network that offers a broad range of services in a wide geographic area is more likely to obtain managed care contracts than a hospital that is not. Tenet evaluates changing circumstances in each geographic area on an ongoing basis and positions itself to compete in the managed care market by forming its own, or joining with others to form, integrated healthcare delivery networks.

    Tenet's networks in Southern California, South Florida, the greater New Orleans area and El Paso are models of how Tenet has developed regional networks of its own hospitals and related healthcare facilities and ancillary services to serve the full spectrum of healthcare needs of those communities. The St. Louis area is a good example of how Tenet is developing new networks to serve communities where its hospitals are located. During fiscal 1998, Tenet acquired Deaconess Medical Center-West, Deaconess Medical Center-Central, LaFayette-Grand Hospital and St. Louis University Hospital in St. Louis. Tenet is in the process of integrating those hospitals and related ancillary healthcare operations with its Lutheran Medical Center and Southgate Care Center and related healthcare facilities and ancillary services to form an integrated network that will greatly expand Tenet's ability to offer a full spectrum of healthcare services to meet the needs of the St. Louis community. That in turn is expected to enhance Tenet's ability to obtain managed care contracts. In Southeast Texas, Tenet's Mid-Jefferson Hospital and Park Place Medical Center have joined with three hospitals that are part of the Baptist healthcare system to form the Five Star Baptist System. All five of those hospitals work together to compete for managed care contracts and to better serve the healthcare needs of their communities. In addition to competing for managed care contracts, Tenet's hospitals and networks compete for traditional fee-for-service patients and contracts with traditional healthcare insurers and employers. Tenet's future success will depend, in part, on the ability of its hospitals to continue to attract and retain staff physicians, enter into managed care contracts and organize and structure integrated healthcare delivery networks, including those with other healthcare providers and physician practice groups, while continuing to provide quality, cost-effective care.

    Recent changes in the federal Medicare laws permit providers to create Provider Sponsored Organizations to contract directly with the federal government for the provision of medical care to Medicare beneficiaries on a fully capitated basis. As part of the Health Care Financing Administration's demonstration project in this area, Tenet and its physician partners launched Tenet Choices 65 in July 1997. Tenet Choices 65 is a managed care plan for Medicare patients in the greater New Orleans area. If it proves successful, Tenet Choices 65 could serve as a model for similar plans for seniors in other selected markets.

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

    The Company's hospitals, and the healthcare industry as a whole, also face the challenge of continuing to provide quality patient care while dealing with strong competition for patients and with pressure on reimbursement rates not only by private payors, but also by government payors. National and state efforts to reform the healthcare system in the United States have adversely impacted and may further impact reimbursement rates. Changes in medical technology, existing and future legislation, regulations and interpretations and competitive contracting for provider services by payors may require changes in the Company's facilities, equipment, personnel, procedures, rates and/or services in the future.

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

    To meet these challenges, the Company (i) has expanded or converted many of its general hospitals' facilities to include distinct outpatient centers, (ii) offers discounts to private payor groups, (iii) enters into capitation contracts in some service areas, (iv) upgrades facilities and equipment, and (v) offers new programs and services. The Company also has been reducing its costs. For example, the Company has implemented a case management system designed to maximize efficiency by identifying cost-per-procedure variables among physicians performing the same procedures, standardizing supplies used and negotiating volume discounts for purchases. In addition, the Company has developed a computerized outcomes management system that contains clinical and demographic information from the Company's hospitals and physicians and allows users to identify "best practices" for treating specific diagnostic related groups. Nevertheless, the Company cannot provide assurance that these measures will be successful, or that if they are successful, they will serve to compensate for the reduced inpatient admissions, average lengths of stay and average occupancy, and the consequent reductions in per-patient revenue, resulting from the payor pressures referred to above.

    As noted above, the Company also is responding to the challenges facing its hospitals by forming integrated healthcare delivery systems. Components of these systems include: (i) encouraging physicians practicing at its hospitals to form independent physician associations ("IPAs"), (ii) joining with those IPAs, physicians and physician group practices to form physician hospital organizations ("PHOs") to contract with managed care and other payors as well as directly with employers and (iii) forming management services organizations ("MSOs") to (A) purchase physician practices or their assets, as appropriate,
(B) provide management and administrative services to physicians, physician group practices and IPAs and (C) enter into managed care contracts both on behalf of those groups and, in certain circumstances, on behalf of PHOs.

    In large part, a hospital's revenues, whether from managed care payors, traditional health insurance payors or directly from patients, depends on the quality and scope of practices of physicians on staff. Physicians refer patients to hospitals on the basis of the quality of services provided by the hospital to patients and their physicians, the hospital's location, the quality of the medical staff affiliated with the hospital and the quality, age and state of the art of the hospital's facilities, equipment and employees. The Company attracts physicians to its hospitals by equipping its hospitals with technologically advanced equipment, sponsoring training programs to educate physicians on advanced medical procedures and otherwise creating an environment within which physicians prefer to practice. The Company also attracts physicians to its hospitals by using local governing boards, consisting primarily of physicians and community members, to develop short- and long-term plans for the hospital and review and approve, as appropriate, actions of the medical staff, including staff appointments, credentialing, peer review and quality assurance. While physicians may terminate their association with a hospital at any time, Tenet believes that by striving to maintain and improve the level of care at its hospitals and by maintaining ethical and professional standards, it will attract and retain qualified physicians with a variety of specialties.

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

                     MEDICARE, MEDICAID AND OTHER REVENUES

    Tenet receives payments for patient care from private insurance carriers, federal Medicare programs for elderly patients and patients with disabilities, health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), state Medicaid programs for indigent and cash grant patients, the TriCare Program (formerly known as the Civilian Health and Medical Program of the Uniformed Services program, or CHAMPUS) ("Tri Care"), employers and patients directly. The approximate percentages of Tenet's net patient revenue by payment sources for Tenet's domestic general hospitals owned or operated by its subsidiaries (including TH HealthCorp for all years) are as follows:

                                                                                YEARS ENDED MAY 31,
                                                                          -------------------------------
                                                                            1996       1997       1998
                                                                          ---------  ---------  ---------
Medicare................................................................       39.6%      40.2%      38.0%
Medicaid................................................................        8.6        8.6        8.4
Managed Care............................................................       27.6       29.5       33.7
Private and Other.......................................................       24.2       21.7       19.9
                                                                          ---------  ---------  ---------
Totals..................................................................      100.0%     100.0%     100.0%
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

    Payments from government programs, such as Medicare and Medicaid, account for a significant portion of Tenet's operating revenues. Recent legislative changes, including the Balanced Budget Act of 1997 (the "1997 Act"), have resulted in limitations on and, in some cases, reductions in levels of payments to healthcare providers under government programs. The 1997 Act is being phased in over a period of five years beginning October 1, 1997. The 1997 Act changes the method of paying healthcare providers under the Medicare and Medicaid programs, which has resulted and is expected to continue to result in significant reductions in payments to healthcare providers for their inpatient, outpatient, home health, capital and skilled nursing facilities costs.

    In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk through capitation arrangements. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required pre-admission authorization and utilization review and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors also are expected to continue. Although Tenet is unable to predict the effect these changes will have on its operations, as the number of patients covered by managed care payors increases, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on its business, financial condition and/or results of operations.

DESCRIPTION OF GOVERNMENT PROGRAMS

    Medicare payments for general hospital inpatient services are based on a prospective payment system ("PPS"), referred to herein as the "DRG-PPS". Under the DRG-PPS, a general hospital receives for each Medicare patient discharged from the hospital a fixed amount based on the Medicare patient's assigned diagnostic related group ("DRG"). DRG payments are adjusted for area wage differentials but otherwise do not consider a specific hospital's operating costs. As discussed below, DRG payments exclude the reimbursement of (a) capital costs, including depreciation, interest relating to capital expenditures, property taxes and lease expenses, and (b) outpatient services. Payments for those items are made in advance based on estimates and later are increased or decreased, as the case may be, based on the final audit of the cost report by program auditors. Payments from state Medicaid programs are based on reasonable costs with certain limits or are at fixed rates. Substantially all Medicare and Medicaid payments are below the retail rates charged by Tenet's facilities. Payments from other sources usually are based on the hospital's established charges, a percentage discount from such charges or all-inclusive per diem rates.

    Historically, DRG rates were increased each year to take into account the increased cost of goods and services purchased by hospitals and non-hospitals (the "Market Basket"). With the exception of federal fiscal year 1997 (which ended on September 30, 1997), in which the increase in DRG rates was equal to the 2.5% Market Basket, the percentage increases to the DRG rates for the past several years have been lower than the Market Basket and, as a result, payments received by general hospitals under the DRG-PPS has not kept up with the cost of goods and services. Moreover, the 1997 Act froze DRG rates at their 1997 levels through federal fiscal year 1998 (which ends September 30, 1998). The 1997 Act also limits the rate of increase in DRG rates thereafter to the annual Market Basket for such year minus (a) 1.9% from October 1, 1998 through September 30, 1999, (b) 1.8% from October 1, 1999 through September 30, 2002, and (c) 1.1% from October 1, 2000 through September 30, 2003. Payments to be received by general hospitals under the DRG-PPS continue to be below the increases in the cost of goods and services purchased by hospitals.

    Medicare pays general hospitals' capital costs separately from DRG payments. Beginning in 1992, a PPS for Medicare reimbursement of general hospitals' inpatient capital costs ("PPS-CC") generally became effective with respect to the Company's general hospitals. Pursuant to the 1997 Act, the PPS-CC rates paid to Tenet's general hospitals for their inpatient capital costs were reduced by approximately 15% in federal fiscal year 1998 from their prior-year levels.

    Medicare historically has limited payment for outpatient services provided at general hospitals, physical rehabilitation hospitals and psychiatric facilities to the lower of customary charges or 94.2% of actual cost. In addition, Congress has established additional limits on the payment of operating costs for the following outpatient services: (a) clinical laboratory services, which have been paid based on a fee schedule, and (b) ambulatory surgery procedures and certain imaging and other diagnostic procedures, which have been paid based on a blend of the hospital's specific cost and the rate paid by Medicare to non-hospital providers for such services. The 1997 Act corrects a flaw in the existing payment formula for ambulatory surgery services referred to as the "formula-driven overpayment." That flaw resulted in general hospitals receiving payments that were higher than those anticipated by the Health Care Financing Administration ("HCFA") but were still below the actual cost of providing the services. The correction of the formula-driven overpayment will result in payments to general hospitals for outpatient services performed by them being reduced even further below the cost of providing those services. Under the 1997 Act, the payment method for outpatient services provided at general hospitals is to be converted from the cost-based system to a PPS, which is to be phased in over a three-year period beginning January 1, 1999. As discussed below, that conversion may be delayed.

    Hospitals and hospital units currently exempt from the DRG-PPS, such as qualified physical rehabilitation hospitals and psychiatric facilities ("Exempt Hospitals/Units"), traditionally have been paid by Medicare on a cost-based system under which target rates for each facility were used in applying various limitations and calculating incentive payments. Tenet's Exempt Hospitals/Units received a Market Basket increase of 2.5% in target rates for cost reporting periods commencing in federal fiscal year 1997. Under the 1997 Act, however, Tenet's Exempt Hospitals/ Units will receive no increase to their target rates for cost reporting periods beginning from October 1, 1997 through September 30, 1998. Increases in target rates for future periods will vary between a Market Basket increase and no increase at all, depending upon the extent to which the Exempt Hospitals/Units' actual costs are below their target rates. An additional change under the 1997 Act is that the Company's Exempt Hospitals/Units will lose certain incentive payments they have been receiving for keeping their costs lower than their pre-established target limits.

    Home health services historically have been exempt from the DRG-PPS and have been paid by Medicare at cost, subject to certain limits. The 1997 Act requires that HCFA develop a PPS for home health services, which is to be phased in over a four-year period for cost-reporting periods beginning on or after October 1, 1999. In the interim, payment rates in effect under the current system have been reduced. In addition, a new limit based on a per beneficiary cost limit has been established. The 1997 Act also provides that rates in effect on September 30, 1999 be reduced by 15%, even if HCFA does not begin to implement the PPS by October 1, 1999. As discussed below, the development of that PPS may be delayed. As a result of these changes, the Company expects that its hospitals will receive significantly lower payment for home health services.

    Hospitals that treat a disproportionately large number of low-income patients (Medicaid and Medicare patients eligible to receive supplemental Social Security income) currently receive additional payment from the federal government in the form of Disproportionate Share Payments. The 1997 Act provides that such payments will be reduced by 1% for each federal fiscal year from 1998 through 2002.

    A general hospital historically has been paid its full DRG payment for patients discharged from an acute-care setting. Under the 1997 Act, however, if a patient is discharged from a general hospital prior to being in the general hospital for the mean length of stay for the patient's DRG and receives home health services or rehabilitation, psychiatric or skilled nursing services in either a freestanding hospital or hospital unit, the general hospital will receive only a pro-rated payment for that DRG depending on the length of time the patient was in the hospital. This new provision, which will become effective for discharges after October 1, 1998, will apply only with respect to ten high-volume DRG's selected by the Secretary of the Department of Health and Human Services ("HHS").

    Under current law, if a hospital is unable to collect a Medicare beneficiary's deductible or co-payment (a "Bad Debt"), the hospital may be paid by the federal government for the Bad Debt provided certain conditions are met. The 1997 Act provides that the amount of a Bad Debt for which the Company otherwise would be paid will be reduced: 25% beginning October 1, 1997, 40% beginning October 1, 1998, and 45% beginning October 1, 1999.

    As discussed above, the 1997 Act significantly changes the manner in which the Company will be paid for all services provided to Medicare beneficiaries. While none of the changes individually is expected to have a significant impact on the amount of payment received by the Company, the changes taken as a whole are expected to significantly reduce the amount of payment received by the Company from the federal government. The aggregate effect of those reduced payments, however, is not expected to have a material adverse effect on Tenet's business, financial condition or results of operations.

    The purpose of the 1997 Act is to balance the federal budget by federal fiscal year 2002. If the federal budget is not balanced by federal fiscal year 2002 and the federal deficit is not reduced thereafter, payment rates could be further reduced to ensure the solvency of the Social Security system. The Company is unable to predict at this time if there will be any further reductions in payment rates in future years and, if there are further reductions, how significant those reductions will be.

    As noted above, the 1997 Act requires that the system for paying providers for outpatient services, rehabilitation services and home health services be converted from a cost-based system to a PPS. It recently has been reported that HCFA may request approval from Congress to postpone implementing some or all of those new PPS systems. Those reports state that the reason for the delay is HCFA's need to focus its resources on correcting its computer systems to handle its Year 2000 Issues (discussed below). The Company cannot predict if HCFA will in fact receive approval from Congress for the delay in the implementation of the mandated changes to a PPS, or, if the delay does occur, how that delay would impact payments to Tenet's hospitals.

    The Medicare, Medicaid and TriCare programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payments to facilities. The final determination of amounts earned under the programs often requires many years, because of audits by the program representatives, providers' rights of appeal and the application of numerous technical reimbursement provisions. Management believes that adequate provision has been made for such adjustments. Until final adjustment, however, significant issues remain unresolved and previously determined allowances could be more or less than ultimately required.

                  HEALTHCARE REFORM, REGULATION AND LICENSING

CERTAIN BACKGROUND INFORMATION

    Healthcare, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. Changes in the Medicare, Medicaid and other programs, hospital cost-containment initiatives by public and private payors, proposals to limit payments and healthcare spending and industry-wide competitive factors are highly significant to the healthcare industry. In addition, the healthcare industry is governed by a framework of federal and state laws, rules and regulations that are extremely complex and for which the industry has the benefit of little or no regulatory or judicial interpretation. Although the Company believes it is in compliance in all material respects with such laws, rules and regulations, if a determination is made that the Company was in material violation of such laws, rules or regulations, its operations and financial results could be materially adversely affected.

    As discussed under Medicare, Medicaid and Other Revenues on pages 13 through 16 above, the 1997 Act has the effect of reducing payments to hospitals and other healthcare providers under the Medicare program. The reductions in payments and other changes mandated by the 1997 Act, discussed above, have had, and are expected to continue to have, a significant but not material impact on the Company's revenues under the Medicare program. In addition, there continue to be federal and state proposals that would, and actions that do, impose more limitations on payments to providers such as Tenet and proposals to increase co-payments and deductibles from patients.

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

    Many states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures and to make certain changes to private healthcare insurance. Various states have applied, or are considering applying, for a federal waiver from current Medicaid regulations to allow them to serve some of their Medicaid participants through managed care providers. Tennessee was granted a waiver and has implemented a managed care program for some of its Medicaid participants. Texas was denied a waiver under Section 1115 of the 1997 Act but is in the process of implementing regional managed care programs under a more limited waiver. Texas also plans to apply for federal funds for children's health programs under the 1997 Act. Louisiana is considering wider use of managed care for its Medicaid population. California has created a voluntary health insurance purchasing cooperative that seeks to make healthcare coverage more affordable for businesses with five to 50 employees and, effective January 1, 1995, began changing the payment system for participants in its Medicaid program in certain counties from fee-for-service arrangements to managed care plans. Florida has enacted a program creating a system of local purchasing cooperatives and has proposed other changes that have not yet been enacted. Florida also has adopted, and other states are considering adopting, legislation imposing a tax on net revenues of hospitals to help finance or expand those states' Medicaid systems. A number of other states are considering the enactment of managed care initiatives designed to provide universal low-cost coverage. These proposals also may attempt to include coverage for some people who currently are uninsured.

CERTIFICATE OF NEED REQUIREMENTS

    Some states require state approval for construction and expansion of healthcare facilities, including findings of need for additional or expanded healthcare facilities or services. Certificates of Need, which are issued by governmental agencies with jurisdiction over healthcare facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services and certain other matters. Following a number of years of decline, the number of states requiring Certificates of Need is on the rise as state legislators once again are looking at the Certificate of Need process as a way to contain rising healthcare costs. At May 31, 1998, Tenet operated hospitals in 12 states that require state approval under Certificate of Need Programs. Tenet is unable to predict whether it will be able to obtain any Certificates of Need in any jurisdiction where such Certificates of Need are required.

ANTIKICKBACK AND SELF-REFERRAL REGULATIONS

    The healthcare industry is subject to extensive federal, state and local regulation relating to licensure, conduct of operations, ownership of facilities, addition of facilities and services and prices for services. In particular, Medicare and Medicaid antikickback and antifraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (the "Antikickback Amendments") prohibit certain business practices and relationships that might affect the provision and cost of healthcare services payable under the Medicare, Medicaid and other government programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by such programs. Sanctions for violating the Antikickback Amendments include criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as the Medicare and Medicaid programs.

    The "Health Insurance Portability and Accountability Act of 1996," which became effective January 1, 1997, amends, among other things, Title XI (42 U.S.C. 1301 ET SEQ.) to broaden the scope of current fraud and abuse laws to include all health plans, whether or not they are reimbursed as a federal program.

    Section 1877 of the Social Security Act (commonly referred to as the "Stark" laws) restricts referrals by physicians of Medicare, Medicaid and other government-program patients to providers of a broad range of designated health services with which they have ownership or certain other financial arrangements.
Section 1877 was amended effective January 1, 1995, to significantly broaden the scope of prohibited physician referrals under the Medicare and Medicaid programs to providers with which they have ownership or certain other financial arrangements. Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. Tenet's participation in and development of joint ventures and other financial relationships with physicians could be adversely affected by these amendments and similar state enactments.

    The federal government has issued regulations that describe some of the conduct and business relationships that are permissible under the Antikickback Amendments ("Safe Harbors"). The fact that certain conduct or a given business arrangement does not fall within a Safe Harbor does not render the conduct or business arrangement per se illegal under the Antikickback Amendments. Such conduct and business arrangements, however, do risk increased scrutiny by government enforcement authorities. Tenet may be less willing than some of its competitors to enter into conduct or business arrangements that do not clearly satisfy the Safe Harbors. Passing up certain of those opportunities of which its competitors are willing to take advantage may put Tenet at a competitive disadvantage. Tenet systematically reviews all of its operations to ensure that they comply with the Antikickback Amendments, the Social Security Act and similar state statutes.

    Both federal and state government agencies are continuing heightened and coordinated civil and criminal enforcement efforts. As part of an announced work plan, the government has begun to scrutinize, among other things, the terms of acquisitions of physician practices by companies that own hospitals. The Company has received a subpoena from HHS requesting information concerning the purchase of certain physician practices, primarily by a company subsequently acquired by Tenet. The Company is cooperating with the investigation and does not believe it will have a material adverse affect on the Company's business, financial condition or results of operations. The Company believes that the healthcare industry will continue to be subject to increased government scrutiny and investigations such as this.

    Another trend impacting the healthcare industry today is the increased use of the False Claims Act by individuals. Such QUI TAM or "whistleblower" actions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. If the government intervenes in the action and prevails, the party filing the initial complaint may share in a portion of any settlement or judgment. If the government does not intervene in the action, the QUI TAM plaintiff may pursue the action independently. Although from time to time companies in the healthcare industry in general and the Company in particular may be subject to QUI TAM actions, the Company is unable to predict the impact of such actions on its business, financial condition or results of operations.

    Tenet is unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework could have a material adverse effect on Tenet's business, financial condition and results of operations.

ENVIRONMENTAL REGULATIONS

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

HEALTHCARE FACILITY LICENSING REQUIREMENTS

    Tenet's healthcare facilities are subject to extensive federal, state and local legislation and regulation. In order to maintain their operating licenses, healthcare facilities must comply with strict standards concerning medical care, equipment and hygiene. Various licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. Tenet's healthcare facilities hold all required governmental approvals, licenses and permits. Except for one small hospital that has not sought to be accredited, each of Tenet's facilities that is eligible for accreditation is fully accredited by the JCAHO, CARF (in the case of rehabilitation hospitals) or another appropriate accreditation agency. With such accreditation, the Company's hospitals are eligible to participate in government-sponsored provider programs such as the Medicare and Medicaid programs. The one hospital that is not accredited participates in the Medicare program through a special waiver that must be renewed each year.

UTILIZATION REVIEW COMPLIANCE AND HOSPITAL GOVERNANCE

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

                                   MANAGEMENT

    The executive officers of the Company who are not also Directors as of August 22, 1998 are:

NAME                                                         POSITION                                   AGE
------------------------------  ------------------------------------------------------------------      ---
Scott M. Brown................  Senior Vice President, General Counsel and Secretary                    53

Trevor Fetter.................  Executive Vice President and Chief Financial Officer                    38

Raymond L. Mathiasen..........  Senior Vice President and Chief Accounting Officer                      55

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

                  PROFESSIONAL AND GENERAL LIABILITY INSURANCE

    The Company insures substantially all of its professional and comprehensive general liability risks in excess of self-insured retentions through a majority-owned insurance subsidiary. These self-insured retentions currently are $1 million per occurrence and varied in prior years by hospital and by policy period from $500 thousand to $3 million per occurrence. A significant portion of these risks is, in turn, reinsured with major independent insurance companies. Prior to fiscal 1995, the Company insured its professional and comprehensive general liability risks related to its psychiatric and rehabilitation hospitals through a wholly owned insurance subsidiary, which reinsured risks in excess of $500 thousand per occurrence with major independent insurance companies. The Company has reached the policy limits provided by this insurance subsidiary related to the psychiatric hospitals in most of its coverage years. In addition, damages, if any, arising from fraud and conspiracy claims in psychiatric malpractice cases (described under Legal Proceedings below) may not be insured. If actual payments of claims materially exceed projected payments of claims, Tenet's financial condition could be materially adversely affected.

                              THE YEAR 2000 ISSUE

THE YEAR 2000 ISSUE

    Many existing computer systems and programs process transactions using a two-digit rather than a four-digit code for the year of a transaction. Unless they have been or are modified, a significant number of those computer systems and programs may process a transaction with a date of 2000 as the year "00", which could cause the system or program to fail or create erroneous results before, on or after January 1, 2000. The Company has initiated a six-phase program in order to assess the effect of this problem (the "Year 2000 Issue") on the Company's computer systems and programs, including the embedded systems that control certain medical and other equipment, and address the Year 2000 Issues that are discovered. In addition, as part of the program the Company is contacting its principal suppliers, other vendors and payors to assess whether their Year 2000 Issues, if any, will affect the Company.

    The Company's financial and general ledger systems already are substantially Year-2000 compliant. Furthermore, changes to the Company's payroll and patient accounting systems are underway, testing of those changes is expected to be substantially completed by the end of fiscal 1999 and implementation of those changes is expected to be completed during the fall of calendar 1999. The cost to bring these systems into Year 2000 compliance has not been and is not expected to be material.

    The first phase of the program, conducting an inventory of what systems and programs may be affected by the Year 2000 Issue, has been substantially completed. The second phase, assessment of how the Year 2000 Issues may affect each piece of equipment and system, has begun and is expected to be substantially completed by the second quarter of fiscal 1999. The third phase involves planning how to correct any Year 2000 Issues that are discovered and is expected to be substantially completed by the third quarter of fiscal 1999. The fourth phase will entail executing the plans developed during the third phase and correcting the Year 2000 Issues. During the fifth phase the Company will test the corrections made during the fourth phase to make sure that the Year 2000 Issues have been properly corrected. The sixth phase will involve implementing the corrections of the Year 2000 Issues across all of the Company's systems and programs. Different systems and programs will be subject to the fourth and fifth phases of the program concurrently through the end of fiscal 1999, by which time those phases are expected to be substantially completed. The sixth phase of the program is expected to run through the fall of calendar 1999, by which time the program is expected to be substantially completed.

    In addition to the six-phase remediation program, the Company is preparing general contingency plans to address unforseen Year 2000 Issues. These contingency plans include preparing the Company's hospitals for any increased service demands that may occur as a result of problems at non-Year 2000 compliant hospitals owned by others.

    Since the Company has not yet completed its assessment of the scope of the Year 2000 Issues facing most of its systems and programs, it is unable at this time to estimate the costs to correct any Year 2000 Issues that may be discovered. Although the costs incurred by the Company to date have not been material, the Company is unable to estimate at this time whether or not future costs will be material.

    Furthermore, as noted above, the Company is contacting its principal suppliers, other vendors and payors, including federal and state governments, Medicare fiscal intermediaries, insurance companies and managed care companies, concerning the state of their Year 2000 compliance. The Company is not aware at this time whether those other systems are or will be Year 2000 compliant and is unable to estimate at this time the impact on the Company if one or more of those systems is not Year 2000 compliant. For the foregoing reasons, the Company is not able to determine at this time whether the Year 2000 Issue will materially affect its future financial results or financial condition.

                           FORWARD-LOOKING STATEMENTS

    Certain statements contained in this Form 10-K, including, without limitation, statements containing the words "believes", "anticipates", "expects", "will", "may", "might", and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both national and in the regions in which the Company operates; industry capacity; demographic changes; existing laws and government regulations and changes in, or the failure to comply with laws and governmental regulations; legislative proposals for healthcare reform; the ability to enter into managed care provider arrangements on acceptable terms; a shift from fee-for-service payment to capitated and other risk-based payment systems; changes in Medicare and Medicaid reimbursement levels; liability and other claims asserted against the Company; competition; the loss of any significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, healthcare; changes in business strategy or development plans; the ability to attract and retain qualified personnel, including physicians; the significant indebtedness of the Company; the availability of suitable acquisition opportunities and the length of time it takes to accomplish acquisitions; the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities; and the impact of the Year 2000 Issues. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Tenet disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 2. PROPERTIES.

    The response to this item is included in Item 1.

ITEM 3. LEGAL PROCEEDINGS.

    The Company has been involved in significant legal proceedings of an unusual nature related principally to its discontinued psychiatric business. In prior years, the Company recorded provisions to estimate the cost of the ultimate disposition of all of these proceedings and to estimate the legal fees that it expected to incur. The Company has settled the most significant of these matters. The remaining reserves are for unusual litigation costs that relate to matters that had not been settled as of May 31, 1998, and an estimate of the legal fees to be incurred subsequent to May 31, 1998. These reserves represent management's estimate of the remaining net costs of the ultimate disposition of these matters. There can be no assurance, however, that the ultimate liability will not exceed such estimates. Although, based upon information currently available to it, management believes that the amount of damages, if any, in excess of its reserves for unusual litigation costs that may be awarded in any of the following unresolved legal proceedings cannot reasonably be estimated, management does not believe it is likely that any such damages will have a material adverse effect on the Company's business, financial condition or results of operations.

    Tenet continues to defend a greater-than-normal level of civil litigation relating to certain of its subsidiaries' discontinued psychiatric operations. The majority of the lawsuits filed contain allegations of medical malpractice as well as allegations of fraud and conspiracy against Tenet and certain of its subsidiaries and former employees. Also named as defendants are numerous doctors and other healthcare professionals. Tenet believes that this litigation has arisen primarily from advertisements by certain lawyers seeking former psychiatric patients in order to file claims against Tenet and certain of its subsidiaries. The advertisements focus, in many instances, on the settlement of past disputes involving the operations of the subsidiaries' discontinued psychiatric business. Many of the cases alleging fraud and conspiracy that have been filed to date against the Company and certain of its subsidiaries have been resolved.

    The number of advertisements has increased and Tenet expects that additional lawsuits with similar allegations will be filed. Tenet believes it has a number of defenses to each of these actions and will defend these and any additional lawsuits vigorously. Until the lawsuits are resolved, however, Tenet will continue to incur substantial legal expenses.

    Two federal securities class actions filed in August 1993 were consolidated into one action. This consolidated action was on behalf of a purported class of shareholders who purchased or sold stock of Tenet between January 14, 1993 and August 26, 1993, and alleged violations of the securities laws by the Company and certain of its executive officers. On March 2, 1998, the Company signed a definitive settlement agreement, pursuant to which the Company paid $11,650,000 to settle all claims.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The response to this item is included on page 41 of the Registrant's Annual Report to Shareholders for the year ended May 31, 1998. The required information hereby is incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA.

    The response to this item is included on page 8 of the Registrant's Annual Report to Shareholders for the year ended May 31, 1998. The required information hereby is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The response to this item is included on pages 9 through 18 of the Registrant's Annual Report to Shareholders for the year ended May 31, 1998. The required information hereby is incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The response to this item is included on pages 15 and 16 of the Registrant's Annual Report to Shareholders for the year ended May 31, 1998. The required information hereby is incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The response to this item is included on pages 19 through 41 of the Registrant's Annual Report to Shareholders for the year ended May 31, 1998. The required information hereby is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEMS 10 AND 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE
  COMPENSATION.

    Information concerning the Directors of the Registrant, including executive officers of the Registrant who also are Directors, and other information required by Items 10 and 11, is included on pages 2 through 4 of the definitive Proxy Statement for Registrant's 1998 Annual Meeting of Shareholders and hereby is incorporated by reference. Similar information regarding executive officers of the Registrant who, except as noted therein, are not Directors is set forth on page 21 above. Information regarding compensation of executive officers and Directors of the Registrant is included on pages 8 through 18 and pages 25 through 28 of the definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders and hereby is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The response to this item is included on pages 6 and 28 of the definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders. The required information hereby is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(A) 1.  FINANCIAL STATEMENTS.

    The consolidated financial statements to be included in Part II, Item 8, are incorporated by reference to the Registrant's 1998 Annual Report to Shareholders. (See Exhibit (13))

    2.  FINANCIAL STATEMENT SCHEDULES.

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

        (b) Restated Bylaws of Registrant, as amended October 16, 1996 (Incorporated by reference to Exhibit 3 to Registrant's Quarterly Report on Form 10-Q, dated January 14, 1998, for the fiscal quarter ended November 30, 1997)

    (4) Instruments Defining the Rights of Security Holders, Including
        Indentures

        (a) Indenture, dated as of March 1, 1995, between Tenet and The Bank of New York, as Trustee, relating to 9 5/8% Senior Notes due 2002 (Incorporated by reference to Exhibit 4(a) to Registrant's Quarterly Report on Form 10-Q, dated April 14, 1995, for the fiscal quarter ended February 28, 1995)

        (b) First Supplemental Indenture, dated as of October 30, 1995, between Tenet and The Bank of New York, as Trustee, relating to 9 5/8% Senior Notes due 2002 (Incorporated by reference to Exhibit 4(c) to Registrant's Annual Report on Form 10-K, dated August 27, 1997, for the fiscal year ended May 31, 1997)

        (c) Second Supplemental Indenture, dated as of August 21, 1997, between Tenet and The Bank of New York, as Trustee, relating to 9 5/8% Senior Notes due 2002 (Incorporated by reference to Exhibit 4(d) to Registrant's Annual Report on Form 10-K, dated August 27, 1997, for the fiscal year ended May 31, 1997)

        (d) Indenture, dated as of March 1, 1995, between Tenet and The Bank of New York, as Trustee, relating to 10 1/8% Senior Subordinated Notes due 2005 (Incorporated by reference to Exhibit 4(b) to Registrant's Quarterly Report on Form 10-Q, dated April 14, 1995, for the fiscal quarter ended February 28, 1995)

        (e) First Supplemental Indenture, dated as of October 27, 1995, between Tenet and The Bank of New York, as Trustee, relating to 10 1/8% Senior Subordinated Notes due 2005 (Incorporated by reference to
            Exhibit 4(f) to Registrant's Annual Report on Form 10-K, dated August 27, 1997, for the fiscal year ended May 31, 1997)

        (f) Second Supplemental Indenture, dated as of August 21, 1997, between Tenet and The Bank of New York, as Trustee, relating to 10 1/8% Senior Subordinated Notes due 2005 (Incorporated by reference to
            Exhibit 4(g) to Registrant's Annual Report on Form 10-K, dated August 27, 1997, for the fiscal year ended May 31, 1997)

        (g) Indenture, dated as of October 16, 1995, between Tenet and The Bank of New York, as Trustee, relating to 8 5/8% Senior Notes due 2003 (Incorporated by reference to Exhibit 4(d) to Registrant's Annual Report on Form 10-K, dated August 26, 1996, for the fiscal year ended May 31, 1996)

        (h) First Supplemental Indenture, dated as of October 30, 1995, between Tenet and The Bank of New York, as Trustee, relating to 8 5/8% Senior Notes due 2003 (Incorporated by reference to Exhibit 4(i) to Registrant's Annual Report on Form 10-K, dated August 27, 1997, for the fiscal year ended May 31, 1997)

        (i) Second Supplemental Indenture, dated as of August 21, 1997, between Tenet and The Bank of New York, as Trustee, relating to 8 5/8% Senior Notes due 2003 (Incorporated by reference to Exhibit 4(j) to Registrant's Annual Report on Form 10-K, dated August 27, 1997, for the fiscal year ended May 31, 1997)

        (j) Indenture, dated as of January 10, 1996, between Tenet and The Bank of New York, as Trustee, relating to 6% Exchangeable Subordinated Notes due 2005 (Incorporated by reference to Exhibit 4(a) to Registrant's Quarterly Report on Form 10-Q, dated January 15, 1996, for the fiscal quarter ended November 30, 1995)

        (k) Escrow Agreement, dated as of January 10, 1996, among the Company, NME Properties, Inc., NME Property Holding Co., Inc. and The Bank of New York, as Escrow Agent (Incorporated by reference to Exhibit 4(b) to Registrant's Quarterly Report on Form 10-Q, dated as of January 15, 1996, for the fiscal quarter ended November 30, 1995)

        (l) Indenture, dated January 15, 1997, between Tenet and The Bank of New York, as Trustee, relating to 7 7/8% Senior Notes due 2003 (Incorporated by reference to Exhibit 4(m) to Registrant's Annual Report on Form 10-K, dated August 27, 1997, for the fiscal year ended May 31, 1997)

       (m) Indenture, dated January 15, 1997, between Tenet and The Bank of New York, as Trustee, relating to 8% Senior Notes due 2005 (Incorporated by reference to Exhibit 4(n) to Registrant's Annual Report on Form 10-K, dated August 27, 1997, for the fiscal year ended May 31, 1997)

        (n) Indenture, dated January 15, 1997, between Tenet and The Bank of New York, as Trustee, relating to 8 5/8% Senior Subordinated Notes due 2007 (Incorporated by reference to Exhibit 4(o) to Registrant's Annual Report on Form 10-K, dated August 27, 1997, for the fiscal year ended May 31, 1997)

        (o) Indenture, dated May 21, 1998, between Tenet and The Bank of New York, as Trustee, relating to 7 5/8% Senior Notes due 2008

        (p) Indenture, dated May 21, 1998, between Tenet and The Bank of New York, as Trustee, relating to 8 1/8% Senior Subordinated Notes due 2008

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

        (c) Amendment No. 2 to Reimbursement Agreement, dated January 30, 1997, among the Company, as Account Party, Bank of America National Trust and Savings Corporation, The Bank of New York and Morgan Guaranty Trust Company of New York, as Banks, and The Bank of New York, as Issuing Bank (Incorporated by reference to Exhibit 10(c) to Registrant's Annual Report on Form 10-K, dated August 27, 1997, for the fiscal year ended May 31, 1997)

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

        (f) Amendment, dated as of July 25, 1997, to the Credit Agreement, dated as of January 30, 1997, among Tenet the Lenders, Managing Agents and Co-Agents party thereto, the Swingline Bank party thereto, The Bank of New York and The Bank of Nova Scotia, as Documentation Agents, Bank of America National Trust and Savings Association, as Syndication Agent, and Morgan Guaranty Trust Company of New York, as Administrative Agent (Incorporated by reference to Exhibit 10(f) to Registrant's Annual Report on Form 10-K, dated August 27, 1997, for the fiscal year ended May 31, 1997)

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

        (k) Deferred Compensation Agreement, dated May 31, 1997, between Jeffrey
            C. Barbakow and the Company

        (l) Memorandum of Understanding, dated May 21, 1996, from Michael H. Focht, Sr. to the Company (Incorporated by reference to Exhibit 10(u) to Registrant's Annual Report on Form 10-K, dated as of August 26, 1996, for the fiscal year ended May 31, 1996)

       (m) Executive Officers Relocation Protection Agreement (Incorporated by reference to Exhibit 10(v) to Registrant's Annual Report on Form 10-K, dated as of August 26, 1996, for the fiscal year ended May 31,
           1996)

        (n) Executive Officers Severance Protection Plan (Incorporated by reference to Exhibit 10(w) to Registrant's Annual Report on Form 10-K, dated as of August 26, 1996, for the fiscal year ended May 31,
            1996)

        (o) Board of Directors Retirement Plan, effective January 1, 1985, as amended August 18, 1993, April 25, 1994 and July 30, 1997

        (p) Supplemental Executive Retirement Plan, dated as of November 1, 1984, as amended May 21, 1986, April 25, 1994, July 25, 1994 and
            January 28, 1997.

        (q) 1994 NME Supplemental Executive Retirement Plan Trust Agreement, dated as of May 25, 1994, as amended July 25, 1994, between the Registrant, and United States Trust Company of New York (Incorporated by reference to Exhibit 10(uu) to Registrant's Annual Report on Form 10-K, dated August 25, 1994, for the fiscal year ended May 31, 1994)

        (r) Agreement, dated October 30, 1996, between Tenet and United States Trust Company of New York, as Trustee, regarding the First Amendment to the 1994 Tenet Supplemental Executive Retirement Plan Trust (Incorporated by reference to Exhibit 10(b) to Registration Statement on Form S-3 (Registration No. 333-26621) dated May 7, 1997, filed with the Commission on May 7, 1997)

        (s) 1994 Annual Incentive Plan (Incorporated by reference to Exhibit B to the Definitive Proxy Statement, dated as of August 25, 1994, for the Registrant's 1994 Annual Meeting of Shareholders)

        (t) 1997 Annual Incentive Plan (Incorporated by reference to Exhibit B to the Definitive Proxy Statement, dated as of August 26, 1997, for the Registrant's 1997 Annual Meeting of Shareholders)

        (u) Deferred Compensation Plan, effective March 23, 1983 (Incorporated by reference to Exhibit 10(gg) to Registrant's Annual Report on Form 10-K, dated August 26, 1996, for the fiscal year ended May 31, 1996)

        (v) First Amendment to Deferred Compensation Plan, dated as of August 15, 1994 (Incorporated by reference to Exhibit 10(zz) to Registrant's Annual Report on Form 10-K, dated August 25, 1994, for the fiscal year ended May 31, 1994)

        (w) 1994 NME Deferred Compensation Plan Trust Agreement, dated as of May 25, 1994, as amended July 25, 1994, between the Registrant and United States Trust Company of New York (Incorporated by reference to Exhibit 10(aaa) to Registrant's Annual Report on Form 10-K, dated August 25, 1994, for the fiscal year ended May 31, 1994)

        (x) Agreement, dated October 30, 1996, between Tenet and United States Trust Company of New York, as Trustee, Regarding the First Amendment to the 1994 Tenet Deferred Compensation Plan Trust (Incorporated by reference to Exhibit 10(d) to Registration Statement on Form S-3 (Registration No. 333-26621) dated May 7, 1997, filed with the Commission on May 7, 1997)

        (y) First Amended and Restated 1994 Directors Stock Option Plan (Incorporated by reference to Exhibit A to the Definitive Proxy Statement, dated as of August 26, 1997, for the Registrant's 1997 Annual Meeting of Shareholders)

        (z) 1991 Stock Incentive Plan (Incorporated by reference to Exhibit 10(kk) to Registrant's Annual Report on Form 10-K, dated as of August 26, 1996, for the fiscal year ended May 31, 1996)

       (aa) Amended and Restated 1995 Stock Incentive Plan (Incorporated by reference to Annex D to the Proxy Statement/Prospectus, dated as of December 18, 1997, for the Registrant's Special Meeting of Shareholders held on January 28, 1997)

       (bb) First Amended and Restated 1995 Employee Stock Purchase Plan (Incorporated by reference to Exhibit C to the definitive Proxy Statement, dated as of August 26, 1997, for the Registrant's 1997 Annual Meeting of Shareholders)

   (13) 1998 Annual Report to Shareholders of Registrant

   (21) Subsidiaries of the Registrant

   (23) Consent of Experts

        (a) Accountants' Consent and Report on Consolidated Schedule (KPMG Peat Marwick LLP)

 (27.1) Financial Data Schedule for fiscal year 1998 (included only in the EDGAR filing)

 (27.2) Restated Financial Data Schedule for fiscal years 1994, 1995, 1996 and
        1997 (included only in the EDGAR filing)

(B) REPORTS ON FORM 8-K

(1) On May 4, 1998, the Company filed with the Commission a Current Report on Form 8-K, dated May 4, 1998, for Item 5, Other Events. The Form 8-K was filed to report the Company's offering of $300 million of Senior Notes and $900 million of Senior Subordinated Notes to qualified institutional investors through a private placement.

(2) On May 8, 1998, the Company filed with the Commission a Current Report on Form 8-K, dated May 7, 1998, for Item 5, Other Events. The Form 8-K was filed to report (a) the Company's determination of the pricing for its previously commenced offer to purchase (the "Tender Offers") any and all of its 9 5/8% Senior Notes due 2002 (the "9 5/8% Notes") and its 10 1/8% Senior Subordinated Notes due 2005 (together with the 9 1/8% Notes, the "Notes"); and (b) the pricing of its offering of $300 million of 7 5/8% Senior Notes due 2008 and $900 million dollars of 8 1/8% Senior Subordinated Notes due 2008 to qualified institutional investors through a private placement and to overseas investors pursuant to Regulation S. The Form 8-K also reported the Company's intention to use the proceeds of such offering to finance the Tender Offers for the Notes. (The Company subsequently increased the amounts offered to $350 million of 7 5/8% Senior Notes due 2008 and $1.005 billion of 8 1/8% Senior Subordinated Notes due 2008.)

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 27, 1998.

                                               TENET HEALTHCARE CORPORATION

                By:           /s/ TREVOR FETTER                   By:          /s/ SCOTT M. BROWN
            ---------------------------------------                  ------------------------------------------
                         Trevor Fetter                                            Scott M. Brown
EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL                 SENIOR VICE PRESIDENT
                        FINANCIAL OFFICER)

               By:       /s/ RAYMOND L. MATHIASEN
            ---------------------------------------
                      Raymond L. Mathiasen
 SENIOR VICE PRESIDENT AND CHIEF ACCOUNTING OFFICER (PRINCIPAL
                      ACCOUNTING OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 27, 1998, by the following persons on behalf of the registrant and in the capacities indicated:

          SIGNATURE                                 TITLE
------------------------------  ---------------------------------------------
   /s/ JEFFREY C. BARBAKOW
------------------------------      Chairman, Chief Executive Officer and
     Jeffrey C. Barbakow            Director (Principal Executive Officer)

  /s/ MICHAEL H. FOCHT, SR.
------------------------------     President, Chief Operating Officer and
    Michael H. Focht, Sr.                          Director

     /s/ LAWRENCE BIONDI
------------------------------                    Director
       Lawrence Biondi

     /s/ BERNICE BRATTER
------------------------------                    Director
       Bernice Bratter

    /s/ SANFORD CLOUD, JR.
------------------------------                    Director
      Sanford Cloud, Jr.

    /s/ MAURICE J. DEWALD
------------------------------                    Director
      Maurice J. DeWald

   /s/ EDWARD EGBERT, M.D.
------------------------------                    Director
     Edward Egbert, M.D.

      /s/ RAYMOND A. HAY
------------------------------                    Director
        Raymond A. Hay

      /s/ LESTER B. KORN
------------------------------                    Director
        Lester B. Korn

   /s/ RICHARD S. SCHWEIKER
------------------------------                    Director
     Richard S. Schweiker

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED MAY 31, 1996, 1997 AND 1998

                                 (IN MILLIONS)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                          ADDITIONS CHARGED TO:
                                          BALANCE AT   ----------------------------
                                          BEGINNING     COSTS AND                                      OTHER      BALANCE AT
                                          OF PERIOD    EXPENSES(1)   OTHER ACCOUNTS   DEDUCTIONS(2)   ITEMS(3)   END OF PERIOD
                                          ----------   -----------   --------------   -------------   --------   -------------
1996....................................     $212          $431         --                $(471)         $33          $205
1997....................................     $205          $499         --                $(474)         $(6)         $224
1998....................................     $224          $598         --                $(629)         $(2)         $191

------------------------

(1) Before considering recoveries on accounts or notes previously written off.

(2) Accounts written off.

(3) Primarily beginning balances for purchased businesses, net of balances for businesses sold, and, in 1997, also net of the elimination of the effects of including OrNda's results of operations for the three months ended August 31, 1996 in the years ended May 31, 1996 and 1997.

                               INDEX TO EXHIBITS

    (3) Articles of Incorporation and Bylaws

        (a) Restated Articles of Incorporation of Registrant, as amended October 13, 1987 and June 22, 1995 (Incorporated by reference to Exhibit 3(a) to Registrant's Annual Report on Form 10-K, dated August 25, 1995, for the fiscal year ended May 31, 1995)

        (b) Restated Bylaws of Registrant, as amended October 16, 1996 (Incorporated by reference to Exhibit 3 to Registrant's Quarterly Report on Form 10-Q, dated January 14, 1998, for the fiscal quarter ended November 30, 1997)

    (4) Instruments Defining the Rights of Security Holders, Including
        Indentures

        (a) Indenture, dated as of March 1, 1995, between Tenet and The Bank of New York, as Trustee, relating to 9 5/8% Senior Notes due 2002 (Incorporated by reference to Exhibit 4(a) to Registrant's Quarterly Report on Form 10-Q, dated April 14, 1995, for the fiscal quarter ended February 28, 1995)

        (b) First Supplemental Indenture, dated as of October 30, 1995, between Tenet and The Bank of New York, as Trustee, relating to 9 5/8% Senior Notes due 2002 (Incorporated by reference to Exhibit 4(c) to Registrant's Annual Report on Form 10-K, dated August 27, 1997, for the fiscal year ended May 31, 1997)

        (c) Second Supplemental Indenture, dated as of August 21, 1997, between Tenet and The Bank of New York, as Trustee, relating to 9 5/8% Senior Notes due 2002 (Incorporated by reference to Exhibit 4(d) to Registrant's Annual Report on Form 10-K, dated August 27, 1997, for the fiscal year ended May 31, 1997)

        (d) Indenture, dated as of March 1, 1995, between Tenet and The Bank of New York, as Trustee, relating to 10 1/8% Senior Subordinated Notes due 2005 (Incorporated by reference to Exhibit 4(b) to Registrant's Quarterly Report on Form 10-Q, dated April 14, 1995, for the fiscal quarter ended February 28, 1995)

        (e) First Supplemental Indenture, dated as of October 27, 1995, between Tenet and The Bank of New York, as Trustee, relating to 10 1/8% Senior Subordinated Notes due 2005 (Incorporated by reference to
            Exhibit 4(f) to Registrant's Annual Report on Form 10-K, dated August 27, 1997, for the fiscal year ended May 31, 1997)

        (f) Second Supplemental Indenture, dated as of August 21, 1997, between Tenet and The Bank of New York, as Trustee, relating to 10 1/8% Senior Subordinated Notes due 2005 (Incorporated by reference to
            Exhibit 4(g) to Registrant's Annual Report on Form 10-K, dated August 27, 1997, for the fiscal year ended May 31, 1997)

        (g) Indenture, dated as of October 16, 1995, between Tenet and The Bank of New York, as Trustee, relating to 8 5/8% Senior Notes due 2003 (Incorporated by reference to Exhibit 4(d) to Registrant's Annual Report on Form 10-K, dated August 26, 1996, for the fiscal year ended May 31, 1996)

        (h) First Supplemental Indenture, dated as of October 30, 1995, between Tenet and The Bank of New York, as Trustee, relating to 8 5/8% Senior Notes due 2003 (Incorporated by reference to Exhibit 4(i) to Registrant's Annual Report on Form 10-K, dated August 27, 1997, for the fiscal year ended May 31, 1997)

        (i) Second Supplemental Indenture, dated as of August 21, 1997, between Tenet and The Bank of New York, as Trustee, relating to 8 5/8% Senior Notes due 2003 (Incorporated by reference to Exhibit 4(j) to Registrant's Annual Report on Form 10-K, dated August 27, 1997, for the fiscal year ended May 31, 1997)

        (j) Indenture, dated as of January 10, 1996, between Tenet and The Bank of New York, as Trustee, relating to 6% Exchangeable Subordinated Notes due 2005 (Incorporated by reference to Exhibit 4(a) to Registrant's Quarterly Report on Form 10-Q, dated January 15, 1996, for the fiscal quarter ended November 30, 1995)

        (k) Escrow Agreement, dated as of January 10, 1996, among the Company, NME Properties, Inc., NME Property Holding Co., Inc. and The Bank of New York, as Escrow Agent (Incorporated by reference to Exhibit 4(b) to Registrant's Quarterly Report on Form 10-Q, dated as of January 15, 1996, for the fiscal quarter ended November 30, 1995)

        (l) Indenture, dated January 15, 1997, between Tenet and The Bank of New York, as Trustee, relating to 7 7/8% Senior Notes due 2003 (Incorporated by reference to Exhibit 4(m) to Registrant's Annual Report on Form 10-K, dated August 27, 1997, for the fiscal year ended May 31, 1997)

       (m) Indenture, dated January 15, 1997, between Tenet and The Bank of New York, as Trustee, relating to 8% Senior Notes due 2005 (Incorporated by reference to Exhibit 4(n) to Registrant's Annual Report on Form 10-K, dated August 27, 1997, for the fiscal year ended May 31, 1997)

        (n) Indenture, dated January 15, 1997, between Tenet and The Bank of New York, as Trustee, relating to 8 5/8% Senior Subordinated Notes due 2007 (Incorporated by reference to Exhibit 4(o) to Registrant's Annual Report on Form 10-K, dated August 27, 1997, for the fiscal year ended May 31, 1997)

        (o) Indenture, dated May 21, 1998, between Tenet and The Bank of New York, as Trustee, relating to 7 5/8% Senior Notes due 2008

        (p) Indenture, dated May 21, 1998, between Tenet and The Bank of New York, as Trustee, relating to 8 1/8% Senior Subordinated Notes due 2008

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

        (c) Amendment No. 2 to Reimbursement Agreement, dated January 30, 1997, among the Company, as Account Party, Bank of America National Trust and Savings Corporation, The Bank of New York and Morgan Guaranty Trust Company of New York, as Banks, and The Bank of New York, as Issuing Bank (Incorporated by reference to Exhibit 10(c) to Registrant's Annual Report on Form 10-K, dated August 27, 1997, for the fiscal year ended May 31, 1997)

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

        (f) Amendment, dated as of July 25, 1997, to the Credit Agreement, dated as of January 30, 1997, among Tenet the Lenders, Managing Agents and Co-Agents party thereto, the Swingline Bank party thereto, The Bank of New York and The Bank of Nova Scotia, as Documentation Agents, Bank of America National Trust and Savings Association, as Syndication Agent, and Morgan Guaranty Trust Company of New York, as Administrative Agent (Incorporated by reference to Exhibit 10(f) to Registrant's Annual Report on Form 10-K, dated August 27, 1997, for the fiscal year ended May 31, 1997)

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

        (k) Deferred Compensation Agreement, dated May 31, 1997, between Jeffrey
            C. Barbakow and the Company

        (l) Memorandum of Understanding, dated May 21, 1996, from Michael H. Focht, Sr. to the Company (Incorporated by reference to Exhibit 10(u) to Registrant's Annual Report on Form 10-K, dated as of August 26, 1996, for the fiscal year ended May 31, 1996)

       (m) Executive Officers Relocation Protection Agreement (Incorporated by reference to Exhibit 10(v) to Registrant's Annual Report on Form 10-K, dated as of August 26, 1996, for the fiscal year ended May 31,
           1996)

        (n) Executive Officers Severance Protection Plan (Incorporated by reference to Exhibit 10(w) to Registrant's Annual Report on Form 10-K, dated as of August 26, 1996, for the fiscal year ended May 31,
            1996)

        (o) Board of Directors Retirement Plan, effective January 1, 1985, as amended August 18, 1993, April 25, 1994 and July 30, 1997

        (p) Supplemental Executive Retirement Plan, dated as of November 1, 1984, as amended May 21, 1986, April 25, 1994, July 25, 1994 and
            January 28, 1997.

        (q) 1994 NME Supplemental Executive Retirement Plan Trust Agreement, dated as of May 25, 1994, as amended July 25, 1994, between the Registrant, and United States Trust Company of New York (Incorporated by reference to Exhibit 10(uu) to Registrant's Annual Report on Form 10-K, dated August 25, 1994, for the fiscal year ended May 31, 1994)

        (r) Agreement, dated October 30, 1996, between Tenet and United States Trust Company of New York, as Trustee, regarding the First Amendment to the 1994 Tenet Supplemental Executive Retirement Plan Trust (Incorporated by reference to Exhibit 10(b) to Registration Statement on Form S-3 (Registration No. 333-26621) dated May 7, 1997, filed with the Commission on May 7, 1997)

        (s) 1994 Annual Incentive Plan (Incorporated by reference to Exhibit B to the Definitive Proxy Statement, dated as of August 25, 1994, for the Registrant's 1994 Annual Meeting of Shareholders)

        (t) 1997 Annual Incentive Plan (Incorporated by reference to Exhibit B to the Definitive Proxy Statement, dated as of August 26, 1997, for the Registrant's 1997 Annual Meeting of Shareholders)

        (u) Deferred Compensation Plan, effective March 23, 1983 (Incorporated by reference to Exhibit 10(gg) to Registrant's Annual Report on Form 10-K, dated August 26, 1996, for the fiscal year ended May 31, 1996)

        (v) First Amendment to Deferred Compensation Plan, dated as of August 15, 1994 (Incorporated by reference to Exhibit 10(zz) to Registrant's Annual Report on Form 10-K, dated August 25, 1994, for the fiscal year ended May 31, 1994)

        (w) 1994 NME Deferred Compensation Plan Trust Agreement, dated as of May 25, 1994, as amended July 25, 1994, between the Registrant and United States Trust Company of New York (Incorporated by reference to Exhibit 10(aaa) to Registrant's Annual Report on Form 10-K, dated August 25, 1994, for the fiscal year ended May 31, 1994)

        (x) Agreement, dated October 30, 1996, between Tenet and United States Trust Company of New York, as Trustee, Regarding the First Amendment to the 1994 Tenet Deferred Compensation Plan Trust (Incorporated by reference to Exhibit 10(d) to Registration Statement on Form S-3 (Registration No. 333-26621) dated May 7, 1997, filed with the Commission on May 7, 1997)

        (y) First Amended and Restated 1994 Directors Stock Option Plan (Incorporated by reference to Exhibit A to the Definitive Proxy Statement, dated as of August 26, 1997, for the Registrant's 1997 Annual Meeting of Shareholders)

        (z) 1991 Stock Incentive Plan (Incorporated by reference to Exhibit 10(kk) to Registrant's Annual Report on Form 10-K, dated as of August 26, 1996, for the fiscal year ended May 31, 1996)

       (aa) Amended and Restated 1995 Stock Incentive Plan (Incorporated by reference to Annex D to the Proxy Statement/Prospectus, dated as of December 18, 1997, for the Registrant's Special Meeting of Shareholders held on January 28, 1997)

       (bb) First Amended and Restated 1995 Employee Stock Purchase Plan (Incorporated by reference to Exhibit C to the definitive Proxy Statement, dated as of August 26, 1997, for the Registrant's 1997 Annual Meeting of Shareholders)

   (13) 1998 Annual Report to Shareholders of Registrant

   (21) Subsidiaries of the Registrant

   (23) Consent of Experts

        (a) Accountants' Consent and Report on Consolidated Schedule (KPMG Peat Marwick LLP)

 (27.1) Financial Data Schedule for fiscal year 1998 (included only in the EDGAR filing)

 (27.2) Restated Financial Data Schedule for fiscal years 1994, 1995, 1996 and
        1997 (included only in the EDGAR filing)