Form 10-Q
period 1998-08-31
TENET HEALTHCARE CORP
filed 1998-10-14
CIK 70318

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

                           FOR THE QUARTERLY PERIOD ENDED
                                  AUGUST 31, 1998.

                                         OR
      / /
                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM        TO
                                               ------    ------
                           COMMISSION FILE NUMBER 1-7293

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

                        --------------------------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:    YES  X     NO
                                          ---       ---

     AS OF SEPTEMBER 30, 1998 THERE WERE 309,632,231 SHARES OF $0.075 PAR VALUE COMMON STOCK OUTSTANDING.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             TENET HEALTHCARE CORPORATION

                                        INDEX


                                                                          Page
                                                                        --------
                         PART I.  FINANCIAL INFORMATION
 Item 1.   Financial Statements:

           Condensed Consolidated Balance Sheets - May 31, 1998
                and August 31, 1998....................................    2

           Condensed Consolidated Statements of Income - Three Months
                Ended August 31, 1997 and 1998.........................    4

           Condensed Consolidated Statements of Comprehensive Income -
                Three Months Ended August 31, 1997 and 1998............    5

           Condensed Consolidated Statements of Cash Flows - Three
                months Ended August 31, 1997 and 1998..................    6

           Notes to Condensed Consolidated Financial Statements........    7

 Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations..............................    10



                           PART II.  OTHER INFORMATION


 Item 1.   Legal Proceedings...........................................    18

 Item 6.   Exhibits and Reports on Form 8-K............................    18

           Signature...................................................    18

--------------------------

Note: Item 3 of Part I and Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                             TENET HEALTHCARE CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 MAY 31,        AUGUST 31,
                                                                                  1998             1998
                                                                               -----------    --------------
                                                                                (DOLLAR AMOUNTS IN MILLIONS)

                                 ASSETS

Current assets:
     Cash and cash equivalents.............................................     $     23          $     21
     Short-term investments in debt securities ............................          132               135
     Accounts receivable, less allowance for doubtful accounts ($191 at
          May 31 and $182 at August 31)....................................        1,742             1,885
     Inventories of supplies, at cost .....................................          214               218
     Deferred income taxes.................................................          275               277
     Other current assets .................................................          504               450
                                                                                --------          --------
               Total current assets .......................................        2,890             2,986
                                                                                --------          --------

Investments and other assets ..............................................          515               469


Property and equipment, at cost ...........................................        7,779             7,960
     Less accumulated depreciation and amortization .......................        1,765             1,857
                                                                                --------          --------
     Net property and equipment ...........................................        6,014             6,103
                                                                                --------          --------
Intangible assets, at cost less accumulated amortization
     ($327 at May 31 and $355 at August 31)................................        3,414             3,412
                                                                                --------          --------
                                                                                $ 12,833         $  12,970
                                                                                --------          --------
                                                                                --------          --------


   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                 Operations.

                          TENET HEALTHCARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             MAY 31,       AUGUST 31,
                                                                               1998           1998
                                                                           -----------   --------------
                                                                           (DOLLAR AMOUNTS IN MILLIONS)

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt.................................    $       10    $          11
     Accounts payable..................................................           657              525
     Accrued employee compensation and benefits........................           355              313
     Accrued interest payable..........................................           106               80
     Reserves related to discontinued operations, merger, facility
          consolidation and impairment charges........................            189              152
     Other current liabilities.........................................           450              567
                                                                           -----------   --------------
               Total current liabilities...............................         1,767            1,648
                                                                           -----------   --------------


Long-term debt, net of current portion.................................         5,829            6,025
Other long-term liabilities and minority interests.....................         1,256            1,226
Deferred income taxes..................................................           423              408

Shareholders' equity:
     Common stock, $0.075 par value; authorized 700,000,000 shares;
          313,044,417 shares issued at May 31 and 313,343,721 shares
          issued at August 31..........................................            23               24
     Other shareholders' equity .......................................         3,605            3,709
     Less common stock in treasury, at cost, 3,754,891 shares at
          May 31 and August 31.........................................           (70)             (70)
                                                                           -----------   --------------
               Total shareholders' equity..............................         3,558            3,663
                                                                           -----------   --------------
                                                                           $   12,833    $      12,970
                                                                           -----------   --------------
                                                                           -----------   --------------


   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                 Operations.

                         TENET HEALTHCARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 THREE MONTHS ENDED AUGUST 31, 1997 AND 1998


                                                                         1997       1998
                                                                      ---------- ----------
                                                                 (IN MILLIONS, EXCEPT PER SHARE
                                                                        AND SHARE AMOUNTS)
Net operating revenues. . . . . . . . . . . . . . . . . . . . . .     $  2,331   $  2,553
                                                                      ---------- ----------
Operating expenses:
   Salaries and benefits. . . . . . . . . . . . . . . . . . . . .          966      1,018
   Supplies . . . . . . . . . . . . . . . . . . . . . . . . . . .          321        350
   Provision for doubtful accounts. . . . . . . . . . . . . . . .          148        159
   Other operating expenses . . . . . . . . . . . . . . . . . . .          486        561
   Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .           81         96
   Amortization . . . . . . . . . . . . . . . . . . . . . . . . .           24         31
                                                                      ---------- ----------
Operating income. . . . . . . . . . . . . . . . . . . . . . . . .          305        338
                                                                      ---------- ----------
Interest expense, net of capitalized portion. . . . . . . . . . .         (112)      (119)
Investment earnings . . . . . . . . . . . . . . . . . . . . . . .            6          7
Minority interests in income of consolidated subsidiaries . . . .           (6)        (4)
                                                                      ---------- ----------
Income before income taxes. . . . . . . . . . . . . . . . . . . .          193        222
Taxes on income . . . . . . . . . . . . . . . . . . . . . . . . .          (77)       (85)
                                                                      ---------- ----------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    116   $    137
                                                                      ---------- ----------
                                                                      ---------- ----------

Earnings per share. . . . . . . . . . . . . . . . . . . . . . . .     $   0.38   $   0.44

Weighted average shares outstanding  (in thousands) . . . . . . .      304,275    309,403


   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                 Operations.

                         TENET HEALTHCARE CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  THREE MONTHS ENDED AUGUST 31, 1997 AND 1998


                                                                       1997       1998
                                                                     --------   --------
                                                                        (IN MILLIONS)
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  116     $  137
Other comprehensive income (loss):
   Foreign currency translation adjustments . . . . . . . . . . .         -          7
   Unrealized net holding gains (losses) arising during period
     on securities held as available for sale . . . . . . . . . .        24        (71)
                                                                     --------   --------
   Other comprehensive income (loss) before income taxes. . . . .        24        (64)
   Income tax benefit (expense) related to items of other
     comprehensive income . . . . . . . . . . . . . . . . . . . .        (9)        25
                                                                     --------   --------
   Other comprehensive income (loss). . . . . . . . . . . . . . .        15        (39)
                                                                     --------   --------
Comprehensive income. . . . . . . . . . . . . . . . . . . . . . .    $  131     $   98
                                                                     --------   --------
                                                                     --------   --------






   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
                                 Operations.

                        TENET HEALTHCARE CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                THREE MONTHS ENDED AUGUST 31, 1997 AND 1998


                                                                       1997       1998
                                                                     --------   --------
                                                                        (IN MILLIONS)
Net cash provided by operating activities . . . . . . . . . . . .    $    1     $   41

Cash flows from investing activities:
   Purchases of property and equipment. . . . . . . . . . . . . .      (103)      (107)
   Purchases of new businesses, net of cash acquired. . . . . . .      (126)       (84)
   Proceeds from sales of facilities and other assets . . . . . .        38          -
   Other items. . . . . . . . . . . . . . . . . . . . . . . . . .       (24)       (27)
                                                                     --------   --------
     Net cash used in investing activities. . . . . . . . . . . .      (215)      (218)
                                                                     --------   --------

Cash flows from financing activities:
   Proceeds from borrowings . . . . . . . . . . . . . . . . . . .       712        589
   Payments of borrowings . . . . . . . . . . . . . . . . . . . .      (452)      (416)
   Other items, primarily stock option exercises. . . . . . . . .        22          2
                                                                     --------   --------
     Net cash provided by financing activities. . . . . . . . . .       282        175
                                                                     --------   --------

Net increase (decrease) in cash and cash equivalents. . . . . . .        68         (2)
Cash and cash equivalents at beginning of period. . . . . . . . .        35         23
                                                                     --------   --------
Cash and cash equivalents at end of period. . . . . . . . . . . .    $  103     $   21
                                                                     --------   --------
                                                                     --------   --------

Supplemental disclosures:
   Interest paid, net of amounts capitalized. . . . . . . . . . .    $  119     $  142
   Income taxes paid, net of refunds received . . . . . . . . . .         7        (48)
   Fair value of common stock tendered for note receivable. . . .        16          -


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

     The Company presumes that users of this interim financial information have read or have access to the Company's audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnotes and other disclosure that would substantially duplicate the disclosure contained in the Company's most
     recent annual report to security holders have been omitted.      Patient
     volumes and net operating revenues of the Company's hospitals are subject to seasonal variations caused by a number of factors, including but not necessarily limited to, seasonal cycles of illness, climate and weather conditions, vacation patterns of both hospital patients and admitting physicians and other factors relating to the timing of elective hospital procedures. Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including levels of occupancy, interest rates, acquisitions, disposals, revenue allowance and discount fluctuations, the timing of price changes, unusual or non-recurring items and fluctuations in quarterly tax rates. These same considerations apply to all year-to-year comparisons.

2. During the three months ended August 31, 1998, Tenet acquired one general hospital, in a transaction accounted for as a purchase, sold one general hospital, closed another general hospital and combined two. The results of operations of the acquired business, which are not material, have been included in the Company's consolidated statements of income and cash flows from the date of acquisition. The operations of the sold and closed businesses were also not material.

     On September 29, 1998, Tenet was selected as the winning bidder to acquire the assets of the Philadelphia-area operations of Allegheny Health, Education and Research Foundation ("AHERF") for $345 million, subject to certain adjustments. The assets, which are the subject of a bankruptcy proceeding under Chapter 11 of the Bankruptcy Code, include eight general hospitals with 2,484 licensed beds and certain other assets. The acquisition will be accounted for as a purchase. Also included in the transaction are the assets of the Allegheny University of Health Sciences (the "University"), which will be contributed to a non-profit corporation at the closing. The closing of the transaction, which currently is scheduled to occur on October 21, 1998, is contingent upon Tenet entering into an agreement with an academic partner that will manage the University. Tenet currently is endeavoring to find an academic partner with which it may enter into an agreement for the management of the University.

3. There have been no material changes to the description of professional and general liability insurance set forth in Note 9A or significant legal proceedings set forth in Note 9B of Notes to Consolidated Financial Statements of Tenet for its fiscal year ended May 31, 1998.

                          TENET HEALTHCARE CORPORATION

4. During the three-months ended August 31, 1998, net cash expenditures charged against the Company's reserves for discontinued operations and other non-recurring charges were approximately $8 million. The reserve balances are included in the Company's balance sheets at May 31, 1998 and August 31, 1998 as reserves related to discontinued operations, merger, facility consolidation and impairment charges and as other long-term liabilities.

5. The following is a reconciliation of the numerators and the denominators of the Company's basic and diluted earnings per share computations for the three months ended August 31, 1997 and 1998. Income is expressed in millions and weighted average shares are expressed in thousands:



                                                             1997                                        1998
                                          ----------------------------------------    -----------------------------------------
                                                           WEIGHTED                                    WEIGHTED
                                            INCOME      AVERAGE SHARES    PER-SHARE     INCOME       AVERAGE SHARES    PER-SHARE
                                          (NUMERATOR)    (DENOMINATOR)      AMOUNT    (NUMERATOR)    (DENOMINATOR)      AMOUNT
----------------------------------------  -----------   --------------    ---------   -----------   --------------    ---------
Income before extraordinary item . . . .  $    116                                    $       137
                                          -----------                                 -----------
Basic earnings per share:
   Income available to common
     shareholders. . . . . . . . . . . .  $    116            304,275     $    0.38   $       137         309,403     $    0.44
                                                                          ---------                                   ---------
                                                                          ---------                                   ---------
Effect of dilutive stock options and
     warrants. . . . . . . . . . . . . .         -              5,400                           -           4,262
                                          -----------   --------------                -----------   --------------
Dilutive earnings per share:
   Income available to common
     shareholders. . . . . . . . . . . .  $    116            309,675     $    0.38   $      137         313,665      $   0.44
                                          -----------   --------------    ---------   -----------   --------------    ---------
                                          -----------   --------------    ---------   -----------   --------------    ---------


6. The following table sets forth the tax effects allocated to each component of other comprehensive income for the three months ended August 31, 1997 and 1998:


                                                             1997                                         1998
                                            --------------------------------------        ------------------------------------
                                            BEFORE-          TAX         NET-OF-          BEFORE-          TAX         NET-OF-
                                              TAX         (EXPENSE)        TAX              TAX         (EXPENSE)        TAX
                                             AMOUNT       OR BENEFIT      AMOUNT           AMOUNT       OR BENEFIT      AMOUNT
                                            --------      ----------     ---------       --------      ----------     ---------
                                                                              (IN MILLIONS)
Foreign currency translation
     adjustment. . . . . . . . . . . . .    $    -        $     -        $     -         $    7        $    (2)       $     5
Unrealized holding gains (losses) on
     securities. . . . . . . . . . . . .        24             (9)            15            (71)            27            (44)
                                            --------      ----------     ---------       --------      ----------     ---------
     Other comprehensive income
          (loss) . . . . . . . . . . . .    $   24        $    (9)       $    15         $  (64)       $    25        $   (39)
                                            --------      ----------     ---------       --------      ----------     ---------
                                            --------      ----------     ---------       --------      ----------     ---------


The following table sets forth the accumulated other comprehensive income balances, by component, as of August 31, 1997 and 1998:


                                                             1997                                       1998
                                             ----------------------------------------    ----------------------------------------
                                                         UNREALIZED     ACCUMULATED                  UNREALIZED     ACCUMULATED
                                             FOREIGN        GAINS          OTHER         FOREIGN        GAINS          OTHER
                                             CURRENCY    (LOSSES) ON    COMPREHENSIVE    CURRENCY    (LOSSES) ON    COMPREHENSIVE
                                              ITEMS       SECURITIES       INCOME         ITEMS       SECURITIES       INCOME
                                             ---------   -----------    -------------    ---------   -----------    -------------
                                                                                 (IN MILLIONS)
Beginning balance. . . . . . . . . . . .     $   -       $     28       $     28              -      $      50      $      50

Current-period change. . . . . . . . . .         -             15             15              5            (44)           (39)
                                             ---------   -----------    -------------    ---------   -----------    -------------
Ending balance . . . . . . . . . . . . .     $   -       $     43       $     43         $    5      $       6      $      11
                                             ---------   -----------    -------------    ---------   -----------    -------------
                                             ---------   -----------    -------------    ---------   -----------    -------------


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The healthcare industry continues to undergo tremendous change, driven primarily by (1) cost-containment pressures by government payors, managed care providers and others, and (2) technological advances that require increased capital expenditures. To address these changes, Tenet has implemented various cost-control programs and overhead-reduction plans and continues to create and enhance its integrated healthcare delivery systems.

Income before income taxes was $193 million in the quarter ended August 31, 1997 and $222 million in the quarter ended August 31, 1998. The following is a summary of operations for the three months ended August 31, 1997 and 1998:


                                             1997           1998          1997            1998
                                           --------       --------      --------        --------
                                             (DOLLARS IN MILLIONS)     (% OF NET OPERATING REVENUES)
 Net operating revenues:
   Domestic general hospitals. . . . . .    $2,123         $2,285          91.1%          89.5%
   Other domestic operations . . . . . .       208            268           8.9%          10.5%
                                             -----          -----         ------         ------
 Net operating revenues. . . . . . . . .     2,331          2,553         100.0%         100.0%
                                             -----          -----         ------         ------
 Operating expenses:
   Salaries and benefits . . . . . . . .      (966)        (1,018)         41.4%          39.9%
   Supplies  . . . . . . . . . . . . . .      (321)          (350)         13.8%          13.7%
   Provision for doubtful accounts . . .      (148)          (159)          6.3%           6.2%
   Other operating expenses. . . . . . .      (486)          (561)         20.9%          22.0%
   Depreciation. . . . . . . . . . . . .       (81)           (96)          3.5%           3.8%
   Amortization. . . . . . . . . . . . .       (24)           (31)          1.0%           1.2%
                                             -----          -----         ------         ------
 Operating income. . . . . . . . . . . .      $305           $338          13.1%          13.2%
                                             -----          -----         ------         ------
                                             -----          -----         ------         ------

Net operating revenues of other domestic operations in the table above consist primarily of revenues from: (i) physician practices, (ii) rehabilitation hospitals, long-term care facilities, psychiatric and specialty hospitals that are located on or near the same campuses as the Company's general hospitals; (iii) healthcare joint ventures operated by the Company; (iv) subsidiaries of the Company offering managed care and indemnity products; and (v) equity in the earnings of unconsolidated affiliates.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The table below sets forth certain selected historical operating statistics for the Company's domestic general hospitals:


                                                      THREE MONTHS ENDED
                                                          AUGUST 31,
                                           ---------------------------------------
                                                                          INCREASE
                                              1997            1998       (DECREASE)
                                           ---------       ---------     ---------
Number of hospitals (at end of period).          130             121          (9)  *
Licensed beds (at end of period). . . .       28,691          28,126        (2.0)%
Net inpatient revenues (in millions). .     $  1,350        $  1,474        9.2%
Net outpatient revenues (in millions) .       $  726          $  786        8.3%
Admissions. . . . . . . . . . . . . . .      205,572         219,167        6.6%
Equivalent admissions . . . . . . . . .      289,833         322,799       11.4%
Average length of stay (days) . . . . .          5.1             5.1           -
Patient days. . . . . . . . . . . . . .    1,054,439       1,113,315        5.6%
Equivalent patient days . . . . . . . .    1,486,640       1,624,041        9.2%
Net inpatient revenue per patient day .     $  1,280        $  1,324        3.4%
Net inpatient revenue per admission . .     $  6,567        $  6,725        2.4%
Utilization of licensed beds. . . . . .        41.4%           43.1%        1.7%   *
Outpatient visits . . . . . . . . . . .    2,651,844       2,420,628        (8.7)%



*   The change is the difference between 1997 and 1998 amounts shown.

The table below sets forth certain selected operating statistics for the Company's domestic general hospitals on a same-store basis:


                                                     THREE MONTHS ENDED
                                                          AUGUST 31,
                                           ---------------------------------------
                                                                          INCREASE
                                             1997            1998        (DECREASE)
                                           ---------       ---------     ----------
Average licensed beds . . . . . . . . .       26,143          25,878        (1.0)%
Patient days. . . . . . . . . . . . . .    1,004,394       1,021,407        1.7%
Net inpatient revenue per patient day .     $  1,300        $  1,326        2.0%
Admissions. . . . . . . . . . . . . . .      196,744         203,874        3.6%
Net inpatient revenue per admission . .     $  6,639        $  6,643        0.1%
Outpatient visits . . . . . . . . . . .    2,527,907       2,221,003       (12.1)%
Average length of stay (days) . . . . .          5.1             5.0        (0.1)  *


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

The Company continues to experience increases in inpatient acuity and intensity of services as less intensive services shift from an inpatient to an outpatient basis or to alternative healthcare delivery services because of technological and pharmaceutical improvements and continued pressures by payors to reduce admissions and lengths of stay. In spite of the historical shifts from inpatient to outpatient services, the Company experienced an 8.7% decline in the number of outpatient visits during the quarter ended August 31, 1998 compared to the year-ago quarter. This decline was due to fewer home health care visits, primarily due to the effect of new Medicare reimbursement rules which restrict the number and types of visits for which Medicare will pay, and the Company's subsequent actions in response to the new rules. The Company has consolidated certain home health agencies and has closed others and has begun to increase the number of higher intensity home visits. Excluding home health care visits for both periods, outpatient visits increased approximately 9.0% over the year-ago quarter.

     The Medicare program accounted for approximately 38.3% of the net patient revenues of the Company's domestic general hospitals for the quarter ended August 31, 1997 and 35.3% for the current quarter. Changes in Medicare payments mandated by the Balanced Budget Act of 1997 (the "1997 Act"), which became effective October 1, 1997, as well as certain proposed changes to various states' Medicaid programs, have reduced and will continue to reduce payments significantly as these changes are phased in over the next several years.

     Pressures to control healthcare costs have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans. The percentage of net patient revenues of the Company's domestic general hospitals attributable to managed care increased from approximately 32.3% for the three months ended August 31, 1997 to approximately 35.8% for the current quarter. The Company anticipates that its managed care business will continue to increase in the future. The Company generally receives lower payments per patient from managed care payors than it does from traditional indemnity insurers. In certain instances, the Company also is assuming a greater share of risk by entering into capitated arrangements with managed care payors and employers. Under capitation, the Company receives a certain amount for each person enrolled in a plan and assumes the risks and rewards of meeting the healthcare needs of those persons so enrolled. The Company purchases insurance to cover a portion of the cost of meeting the healthcare needs of those covered. The Company estimates that approximately 5.4% of its revenues were derived from capitated arrangements in the quarter ended August 31, 1998, up from 4.6% in the year-ago quarter.

     To address the effect of reduced payments for services, while continuing to provide quality care to patients, the Company has implemented strategies to reduce inefficiencies, create synergies, obtain additional business and control costs. Such strategies include hospital cost-control programs and overhead reduction plans and the formation and enhancement of integrated healthcare delivery systems. Further consolidations or implementation of additional cost-control programs may be undertaken in the future to offset the reduced payments under the 1997 Act.

     Net operating revenues from the Company's other domestic operations were $208 million for the three months ended August 31, 1997, compared to $268 million for the current quarter. These increases primarily relate to the growth of its physician practices, most of which were acquired as part of hospital acquisitions.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     Salaries and benefits expense as a percentage of net operating revenues was 41.4% in the quarter ended August 31, 1997 and 39.9% in the current quarter. This decrease is primarily the result of continuing cost control measures and the outsourcing of certain hospital services (described in the discussion of other operating expenses below).

     Supplies expense as a percentage of net operating revenues was 13.8% in the quarter ended August 31, 1997 and 13.7% in the current quarter. The Company continues to focus on reducing supplies expense through incorporating acquired facilities into the Company's existing group-purchasing program and by developing and expanding various programs designed to improve the purchasing and utilization of supplies.

     The provision for doubtful accounts as a percentage of net operating revenues was 6.3% in the quarter ended August 31, 1997, and 6.2% in the current quarter.

     Other operating expenses as a percentage of net operating revenues were 20.9% for the quarter ended August 31, 1997 and 22.0% for the current quarter. Increases in medical and other professional fees, including new consolidated laboratory fees, account for substantially all of the increase. These increases are offset by reductions in salaries and benefits, as certain of the Company's general hospitals consolidate and outsource laboratory and other services.

     Depreciation and amortization expense as a percentage of net operating revenues was 4.5% in the quarter ended August 31, 1997, and 5.0% in the current quarter. The change is due to the effects of hospital acquisitions and capital expenditures.

     Interest expense, net of capitalized interest, was $112 million in the quarter ended August 31, 1997 and $119 million in the current quarter. The increase is primarily due to increased borrowings for acquisitions.

     Taxes on income as a percentage of income before income taxes were 39.9% for the three months ended August 31, 1997 and 38.3% in the current quarter. The decrease in the tax rate is primarily due to the utilization of certain operating loss carryforwards, and, to a lesser extent, the reduced impact of non-deductible goodwill amortization and certain benefits from charitable contributions. The Company currently expects its tax rate for the year ending May 31, 1999 to be approximately 38.5%.

      On September 29, 1998, Tenet was selected as the winning bidder to acquire the assets of the Philadelphia-area operations of AHERF for $345 million, subject to certain adjustments. The assets, which are the subject of a bankruptcy proceeding under Chapter 11 of the Bankruptcy Code, include eight general hospitals with 2,484 licensed beds and certain other assets. Also included in the transaction are the assets of the University, which will be contributed to a non-profit corporation at the closing. The closing of the transaction, which currently is scheduled to occur on October 21, 1998, is contingent upon Tenet entering into an agreement with an academic partner that will manage the University. Tenet currently is endeavoring to find an academic partner with which it may enter into an agreement for the management of the University. Based on information presently available to it and assumptions as to future performance, the Company expects this acquisition to be dilutive to its earnings per share in fiscal 1999 by approximately $0.15 per share and accretive in fiscal 2000 and 2001, by approximately $0.05 per share and $0.10 per share, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity for the three months ended August 31, 1998 was derived primarily from borrowings under the Company's unsecured revolving bank credit agreement (the "1997 Credit Agreement") and net cash provided by operating activities. Net cash provided by operating activities for the three months ended August 31, 1997 was $166 million before expenditures of $165 million for discontinued operations, merger, facility consolidation and impairment charges. The expenditures in 1997 include the settlement of significant litigation relating to the Company's discontinued psychiatric business. Net cash provided by operating activities for the three months ended August 31, 1998 was $49 million before net expenditures of $8 million for discontinued operations, merger, facility consolidation and impairment charges. Management believes that future cash provided by recurring operating activities, along with the availability of credit under the 1997 Credit Agreement, should be adequate to meet debt service requirements, and to finance planned capital expenditures, acquisitions and other known operating needs, over the next three years.

     Proceeds from borrowings under the 1997 Credit Agreement were $589 million during the three months ended August 31, 1998 compared to $707 in the prior year quarter. Loan repayments under the credit agreement were $400 million in the current quarter compared to $343 million in the quarter ended August 31, 1997.

     Cash payments for property and equipment were $103 million in the three months ended August 31, 1997, compared to $107 million in the current quarter. The Company expects to spend approximately $400 million to $500 million annually on capital expenditures, before any significant acquisitions of facilities and other healthcare operations and before an estimated $259 million in commitments to fund the construction of two new hospitals over the next three years. Such capital expenditures primarily relate to the development of integrated healthcare systems in selected geographic areas, design and construction of new buildings, expansion and renovation of existing facilities, equipment additions and replacements, introduction of new medical technologies and various other capital improvements.

     Purchases of new businesses, net of cash acquired, were $126 million in the three months ended August 31, 1997 and $84 million for the three months ended August 31, 1998. These acquisitions were financed substantially by borrowings under the 1997 Credit Agreement. The Company plans to finance the acquisition of the eight hospitals and other assets it is purchasing from AHERF with borrowings under the 1997 Credit Agreement.

     The Company's strategy includes the development of integrated healthcare delivery systems, including the acquisition of general hospitals and related ancillary healthcare businesses or joining with others to develop integrated healthcare delivery systems. All or portions of this development may be financed through available credit under the 1997 Credit Agreement or, depending on capital market conditions, the sale of additional debt or equity securities or other bank borrowings. The Company's unused borrowing capacity under its unsecured revolving credit agreement was $1.0 billion as of August 31, 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     The 1997 Credit Agreement and the indentures governing its senior and senior subordinated notes have, among other requirements, affirmative, negative and financial covenants with which the Company must comply. These covenants include, among other requirements, limitations on other borrowings, liens, investments, the sale of all or substantially all assets and prepayment of subordinated debt, a prohibition against the Company declaring or paying a dividend or purchasing its common stock, unless its senior long-term unsecured debt securities are rated BBB- or higher by Standard and Poors' Rating Services and Baa3 or higher by Moody's Investors Service, Inc., and covenants regarding maintenance of specified levels of net worth, debt ratios and fixed charge coverages. Current debt ratings on the Company's senior debt securities are BB+ by Standard and Poors and Ba1 by Moody's. The Company is in compliance with its loan covenants.

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

     The continuing challenge facing the Company and the healthcare industry as a whole is to continue to provide quality patient care in an environment of rising costs, strong competition for patients and a general reduction of payments rates by both private and government payors. Because of national, state and private industry efforts to reform healthcare delivery and payment systems, the healthcare industry as a whole faces increased uncertainty. The Company is unable to predict whether any other healthcare legislation at the federal and/or state level will be passed in the future and what action it may take in response to such legislation, but it continues to monitor all proposed legislation and analyze its potential impact in order to formulate the Company's future business strategies.

THE YEAR 2000 ISSUE

     The Company's Annual Report on Form 10-K for its fiscal year ended May 31, 1998 (the "1998 10-K"), contains a complete description of the Company's Year 2000 compliance program. The Securities and Exchange Commission (the "SEC") recently published additional guidance for what companies should include in their disclosures concerning the Year 2000. In order to comply with that guidance, the Company is supplementing the description of its Year 2000 compliance program reported earlier in the 1998 10-K.

     The Company remains on track with its six-phase program described in the 1998 10-K. The first phase of the program, conducting an inventory of systems and programs that may be affected by the Year 2000 issue, has been substantially completed. The second phase, assessment of how the Year 2000 issues may affect each piece of equipment and system, has begun and is expected to be substantially completed by the end of the second quarter of fiscal 1999. Phases three through six, planning corrections of any

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

problems discovered, executing the plans developed, testing the corrections and implementing the corrections will run concurrently through the fall of calendar 1999.

     Although the Company has not yet completed its assessment of the scope of the Year 2000 issues facing its systems and programs, the costs the Company has incurred to date in connection with its Year 2000 compliance program amount to approximately $17 million. Based on the information currently available to it, the Company estimates that its total cost, including costs incurred through August 31, 1998, for addressing all Year 2000 issues will be approximately $73 million. This estimate includes approximately $15 million of costs associated with capital projects that would have been undertaken notwithstanding the Year 2000 compliance program but the timing of which was accelerated by one to three years in light of the program. The Company cautions you that its estimate is based on the information available to the Company at this time. As noted above, the Company has not yet completed its assessment of the scope of its Year 2000 issues and its estimate of the costs it may incur may change as it receives more complete information. Although the total cost of the Company's Year 2000 compliance program is presently not expected to have a material adverse effect on its operations, liquidity or financial condition, many factors, such as the number of pieces of equipment and systems with Year 2000 issues, the availability and cost of various solutions to any Year 2000 issues and the cost of replacing equipment or systems that cannot be brought into compliance or with respect to which it is more cost-effective in the long run to replace, are not fully known at this time and could have an aggregate material impact on the Company's estimate. The Company will receive additional information concerning these and other matters as it completes each phase of its Year 2000 compliance program.

     The Company is continuing to develop contingency plans to address any Year 2000 issues that do arise. As part of its Year 2000 compliance program, the Company will evaluate every piece of medical equipment in each of its hospitals and other facilities. Any piece of equipment that is not Year 2000 compliant will be made compliant, replaced or taken out of service. Furthermore, the Company has developed or is developing a back-up plan for each piece of critical equipment in case it unexpectedly fails. Many of those contingency plans already are in place since contingency plans already are required in order for a hospital to obtain and retain its license. The Company's contingency plans also include plans to address third parties' Year 2000 issues that may arise. For example, if there is a power failure, each hospital has a back-up power generator.

     The SEC's recent guidance for Year 2000 disclosure also calls on companies to describe their most likely worst case Year 2000 scenarios.
While one can imagine a scenario in which medical equipment fails as a result of a Year 2000 problem, which could lead to serious injury or death, the Company does not believe that such a scenario is likely to occur. As noted above, any piece of equipment that is not Year 2000 compliant will be made compliant, replaced or taken out of service. Furthermore, there will be a back-up plan for each piece of critical equipment in case it unexpectedly fails. The most likely worst case scenario is that the Company will have to add additional staff and/or reassign existing staff during the time period leading up to and immediately following December 31, 1999, in order to address any Year 2000 issues that unexpectedly arise.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "will," "may," "might," and words of similar import, and statements regarding business strategy and plans constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company's or the healthcare industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally, and in the regions in which the Company operates; industry capacity; demographic changes; existing laws and government regulations and changes in, or the failure to comply with, laws and governmental regulations; legislative proposals for healthcare reform; the ability to enter into managed care provider arrangements on acceptable terms; shifts from fee-for-service payment to capitated and other risk-based payment systems; changes in Medicare and Medicaid payments levels; liability and other claims asserted against the Company; competition; the loss of any significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, healthcare; changes in business strategy or development plans; the ability to attract and retain qualified personnel, including physicians and nurses; the Company's significant indebtedness; the availability of suitable acquisition opportunities and the length of time it takes to accomplish acquisitions; the Company's ability to integrate new businesses with its existing operations; the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities; the impact of Year 2000 issues; and other factors referenced in the Company's 1998 10-K or herein. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Tenet disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                         PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     Material Developments in Previously Reported Legal Proceedings:

     There have been no material developments in the legal proceedings described in the Company's Annual Report on Form 10-K for its fiscal year ended May 31, 1998.

Items 2, 3, 4 and 5 are not applicable.

Item 6.   Exhibits and Reports on Form 8-K


     (a)  Exhibits.
          (27.1)    Financial Data Schedule for the three months ended August
                    31, 1998 (included only in the EDGAR filing).

          (27.2)    Restated Financial Data Schedule for the three months ended
                    August 31, 1997 (included only in the EDGAR filing).


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

                                   TENET HEALTHCARE CORPORATION
                                          (Registrant)

Date:     October 14, 1998              /s/ TREVOR FETTER
                                   -------------------------------
                                           Trevor Fetter
                                      Executive Vice President,
                                      Chief Financial Officer
                                    (Principal Financial Officer)


                                        /s/ RAYMOND L. MATHIASEN
                                   -------------------------------
                                         Raymond L. Mathiasen
                                        Senior Vice President,
                                       Chief Accounting Officer
                                    (Principal Accounting Officer)