Form 10-Q/A
period 1998-08-31
TENET HEALTHCARE CORP
filed 1998-12-16
CIK 70318

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                          COMMISSION FILE NUMBER 1-7293

------------------------------------------------------------------------------
                          TENET HEALTHCARE CORPORATION
             (Exact name of registrant as specified in its charter)
------------------------------------------------------------------------------


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

     AS OF NOVEMBER 30, 1998 THERE WERE 310,061,805 SHARES OF $0.075 PAR VALUE COMMON STOCK OUTSTANDING.

                          TENET HEALTHCARE CORPORATION

                                      INDEX


                                                                            Page
                                                                            ----
                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets - May 31, 1998
           and August 31, 1998................................................2

         Condensed Consolidated Statements of Income - Three Months Ended
           August 31, 1997 and 1998...........................................4

         Condensed Consolidated Statements of Comprehensive Income - Three
           Months Ended August 31, 1997 and 1998..............................5

         Condensed Consolidated Statements of Cash Flows - Three months
           Ended August 31, 1997 and 1998.....................................6

         Notes to Condensed Consolidated Financial Statements.................7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................10


                        PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings..................................................18

Item 6.    Exhibits and Reports on Form 8-K...................................18

           Signature..........................................................18



------------------

Note: Item 3 of Part I and Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                          TENET HEALTHCARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                  MAY 31,          AUGUST 31,
                                                                   1998               1998
                                                                 ---------         ----------
                                                                 (DOLLAR AMOUNTS IN MILLIONS)

                           ASSETS

Current assets:

   Cash and cash equivalents ............................          $    23          $    21
   Short-term investments in debt securities ............              132              135
   Accounts receivable, less allowance for doubtful
     accounts ($191 at May 31 and $182 at August 31) ....            1,742            1,885
   Inventories of supplies, at cost .....................              214              218
   Deferred income taxes ................................              275              277
   Other current assets .................................              504              450
                                                                   -------          -------
        Total current assets ............................            2,890            2,986
                                                                   -------          -------

Investments and other assets ............................              515              517


Property and equipment, at cost .........................            7,779            7,960
   Less accumulated depreciation and amortization .......            1,765            1,857
                                                                   -------          -------
   Net property and equipment ...........................            6,014            6,103
                                                                   -------          -------

Intangible assets, at cost less accumulated amortization
   ($327 at May 31 and $355 at August 31) ...............            3,414            3,412
                                                                   -------          -------
                                                                   $12,833          $13,018
                                                                   -------          -------
                                                                   -------          -------



      See accompanying Notes to Condensed Consolidated Financial Statements
            and Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.

                          TENET HEALTHCARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                          MAY 31,             AUGUST 31,
                                                                                           1998                  1998
                                                                                        ----------          -------------
                                                                                          (DOLLAR AMOUNTS IN MILLIONS)
                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt ........................................          $     10           $     11
      Accounts payable .........................................................               657                525
      Accrued employee compensation and benefits ...............................               355                313
      Accrued interest payable .................................................               106                 80
      Reserves related to discontinued operations, merger, facility
           consolidation and impairment charges ................................               189                152
      Other current liabilities ................................................               450                567
                                                                                          --------           --------
                Total current liabilities ......................................             1,767              1,648
                                                                                          --------           --------

Long-term debt, net of current portion .........................................             5,829              6,025
Other long-term liabilities and minority interests .............................             1,256              1,226
Deferred income taxes ..........................................................               423                426

Shareholders' equity:
      Common stock, $0.075 par value; authorized 700,000,000 shares; 313,044,417
           shares issued at May 31 and 313,343,721 shares issued at August 31 ..                23                 24
      Other shareholders' equity ...............................................             3,605              3,739
      Less common stock in treasury, at cost, 3,754,891 shares at
           May 31 and August 31 ................................................               (70)               (70)
                                                                                          --------           --------
                Total shareholders' equity .....................................             3,558              3,693
                                                                                          --------           --------
                                                                                          $ 12,833           $ 13,018
                                                                                          --------           --------
                                                                                          --------           --------



      See accompanying Notes to Condensed Consolidated Financial Statements
            and Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.

                          TENET HEALTHCARE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                   THREE MONTHS ENDED AUGUST 31, 1997 AND 1998



                                                                            1997                1998
                                                                         ----------          ----------
                                                                           (IN MILLIONS, EXCEPT PER SHARE
                                                                                 AND SHARE AMOUNTS)

Net operating revenues .............................................     $   2,331           $   2,553
                                                                         ---------           ---------
Operating expenses:
      Salaries and benefits ........................................           966               1,018
      Supplies .....................................................            21                 350
      Provision for doubtful accounts ..............................           148                 159
      Other operating expenses .....................................           486                 561
      Depreciation .................................................            81                  96
      Amortization .................................................            24                  31
                                                                         ---------           ---------
Operating income ...................................................           305                 338
                                                                         ---------           ---------
Interest expense, net of capitalized portion .......................          (112)               (119)
Investment earnings ................................................             6                   7
Minority interests in income of consolidated subsidiaries ..........            (6)                 (4)
                                                                         ---------           ---------
Income before income taxes .........................................           193                 222
Taxes on income ....................................................           (77)                (85)
                                                                         ---------           ---------
Net income .........................................................     $     116           $     137
                                                                         ---------           ---------
                                                                         ---------           ---------

Earnings per share .................................................     $    0.38           $    0.44

Weighted average shares outstanding  (in thousands) ................       304,275             309,403



      See accompanying Notes to Condensed Consolidated Financial Statements
            and Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.

                          TENET HEALTHCARE CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                   THREE MONTHS ENDED AUGUST 31, 1997 AND 1998



                                                                            1997           1998
                                                                            ----           ----
                                                                              (IN MILLIONS)
Net income ...........................................................     $ 116           $ 137
Other comprehensive income (loss):

      Foreign currency translation adjustments .......................      --                 8
      Unrealized net holding gains (losses) arising during period
           on securities held as available for sale ..................        24             (23)
                                                                           -----           -----
      Other comprehensive income (loss) before income taxes ..........        24             (15)
      Income tax benefit (expense) related to items of other
           comprehensive income ......................................        (9)              6
                                                                           -----           -----
      Other comprehensive income (loss) ..............................        15              (9)
                                                                           -----           -----
Comprehensive income .................................................     $ 131           $ 128
                                                                           -----           -----
                                                                           -----           -----



      See accompanying Notes to Condensed Consolidated Financial Statements
            and Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.

                          TENET HEALTHCARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED AUGUST 31, 1997 AND 1998




                                                                       1997            1998
                                                                       ----            ----
                                                                          (IN MILLIONS)

Net cash provided by operating activities ...................          $   1           $  41

Cash flows from investing activities:
      Purchases of property and equipment ...................           (103)           (107)
      Purchases of new businesses, net of cash acquired .....           (126)            (84)
      Proceeds from sales of facilities and other assets ....             38              --
      Other items ...........................................            (24)            (27)
                                                                       -----           -----
           Net cash used in investing activities ............           (215)           (218)
                                                                       -----           -----
Cash flows from financing activities:
      Proceeds from borrowings ..............................            712             589
      Payments of borrowings ................................           (452)           (416)
      Other items, primarily stock option exercises .........             22               2
                                                                       -----           -----
           Net cash provided by financing activities ........            282             175
                                                                       -----           -----

Net increase (decrease) in cash and cash equivalents ........             68              (2)
Cash and cash equivalents at beginning of period ............             35              23
                                                                       -----           -----
Cash and cash equivalents at end of period ..................          $ 103           $  21
                                                                       -----           -----
                                                                       -----           -----
Supplemental disclosures:
      Interest paid, net of amounts capitalized .............          $ 119           $ 142
      Income taxes paid, net of refunds received ............              7             (48)
      Fair value of common stock tendered for note
        receivable ..........................................             16              --




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


5. The following is a reconciliation of the numerators and the denominators of the Company's basic and diluted earnings per share computations for the three months ended August 31, 1997 and 1998. Income is expressed in millions and weighted average shares are expressed in thousands:



                                                              1997                                       1998
                                         ----------------------------------------------    ---------------------------------------

                                                           WEIGHTED                                      WEIGHTED
                                            INCOME       AVERAGE SHARES       PER-SHARE      INCOME    AVERAGE SHARES    PER-SHARE
                                         (NUMERATOR)      (DENOMINATOR)        AMOUNT      (NUMERATOR)  (DENOMINATOR)     AMOUNT
------------------------------------     -----------     --------------       ---------    -----------  ---------------  ---------

Income before extraordinary item ...      $    116                                         $    137
                                          --------                                         --------
Basic earnings per share:
  Income available to common
    shareholders ...................      $    116           304,275          $   0.38     $    137         309,403      $    0.44
                                                                              --------                                   ---------
                                                                              --------                                   ---------
Effect of dilutive stock options and
        warrants ...................            --             5,400                             --           4,262
                                          --------          --------                       --------       ---------
Dilutive earnings per share:
      Income available to common
        shareholders ...............      $    116           309,675          $   0.38     $    137         313,665      $    0.44
                                          --------          --------          --------     --------       ---------      ---------
                                          --------          --------          --------     --------       ---------      ---------



6. The following table sets forth the tax effects allocated to each component of other comprehensive income for the three months ended August 31, 1997 and 1998:



                                                     1997                                       1998
                                    ---------------------------------------    --------------------------------------

                                                      TAX                                      TAX
                                      BEFORE-       (EXPENSE)     NET-OF-        BEFORE-     (EXPENSE)      NET-OF-
                                       TAX             OR           TAX           TAX           OR            TAX
                                      AMOUNT         BENEFIT       AMOUNT        AMOUNT       BENEFIT        AMOUNT
                                    -----------    ----------    ----------    ----------    ----------    ----------
                                                                      (IN MILLIONS)

      Foreign currency translation
        adjustment                  $         -    $        -    $        -    $        8    $       (3)   $        5
      Unrealized holding gains
        (losses) on
        securities                           24            (9)           15           (23)            9           (14)
                                    -----------    ----------    ----------    ----------    ----------    ----------

        Other comprehensive
          income (loss)                     $24           $(9)          $15          $(15)           $6           $(9)
                                    -----------    ----------    ----------    ----------    ----------    ----------
                                    -----------    ----------    ----------    ----------    ----------    ----------


                         TENET HEALTHCARE CORPORATION

The following table sets forth the accumulated other comprehensive income balances, by component, as of August 31, 1997 and 1998:




                                             1997                                        1998
                           -----------------------------------------   ----------------------------------------
                                          UNREALIZED
                                            GAINS      ACCUMULATED                  UNREALIZED     ACCUMULATED
                             FOREIGN      (LOSSES)        OTHER         FOREIGN        GAINS         OTHER
                             CURRENCY        ON       COMPREHENSIVE     CURRENCY    (LOSSES) ON   COMPREHENSIVE
                              ITEMS      SECURITIES       INCOME         ITEMS       SECURITIES      INCOME
                           -----------   ----------   --------------   ----------   -----------  --------------
                                                              (IN MILLIONS)
Beginning balance          $         -   $       28   $           28            -   $        50  $           50

Current-period
change                               -           15               15            5           (14)             (9)
                           -----------   ----------   --------------   ----------   -----------  --------------

Ending balance             $         -   $       43   $           43   $        5   $        36  $           41
                           -----------   ----------   --------------   ----------   -----------  --------------
                           -----------   ----------   --------------   ----------   -----------  --------------


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

Income before income taxes was $193 million in the quarter ended August 31, 1997 and $222 million in the quarter ended August 31, 1998. The following is a summary of operations for the three months ended August 31, 1997 and 1998:



                                                       1997                1998                 1997                1998
                                                  ---------------     ---------------      ---------------     ---------------
                                                           (DOLLARS IN MILLIONS)               (% OF NET OPERATING REVENUES)
Net operating revenues:
      Domestic general hospitals............               $2,123              $2,285                   91.1%               89.5%
      Other domestic operations ............                  208                 268                    8.9%               10.5%
                                                  ---------------     ---------------      ------------------  ------------------
Net operating revenues......................                2,331               2,553                  100.0%              100.0%
                                                  ---------------     ---------------      ------------------  ------------------
Operating expenses:

      Salaries and benefits.................                 (966)             (1,018)                  41.4%               39.9%
      Supplies..............................                 (321)               (350)                  13.8%               13.7%
      Provision for doubtful accounts.......                 (148)               (159)                   6.3%                6.2%
      Other operating expenses..............                 (486)               (561)                  20.9%               22.0%
      Depreciation..........................                  (81)                (96)                   3.5%                3.8%
      Amortization..........................                  (24)                (31)                   1.0%                1.2%
                                                  ---------------     ---------------      ------------------  ------------------
Operating income............................                 $305                $338                   13.1%               13.2%
                                                  ---------------     ---------------      ------------------  ------------------
                                                  ---------------     ---------------      ------------------  ------------------


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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

      The table below sets forth certain selected historical operating statistics for the Company's domestic general hospitals:



                                                                                 THREE MONTHS ENDED
                                                                                     AUGUST 31,
                                                                     -------------------------------------------
                                                                                                      INCREASE
                                                                         1997            1998        (DECREASE)
                                                                     -------------   ------------   ------------
Number of hospitals (at end of period)...........................              130            121            (9)*
Licensed beds (at end of period).................................           28,691         28,126          (2.0)%
Net inpatient revenues (in millions).............................    $       1,350   $      1,474           9.2%
Net outpatient revenues (in millions)............................    $         726   $        786           8.3%
Admissions.......................................................          205,572        219,167           6.6%
Equivalent admissions............................................          289,833        322,799          11.4%
Average length of stay (days)....................................              5.1            5.1             -
Patient days.....................................................        1,054,439      1,113,315           5.6%
Equivalent patient days..........................................        1,486,640      1,624,041           9.2%
Net inpatient revenue per patient day............................    $       1,280   $      1,324           3.4%
Net inpatient revenue per admission..............................    $       6,567   $      6,725           2.4%
Utilization of licensed beds.....................................            41.4%          43.1%           1.7%*
Outpatient visits................................................        2,651,844      2,420,628          (8.7)%


*     The change is the difference between 1997 and 1998 amounts shown.

The table below sets forth certain selected operating statistics for the Company's domestic general hospitals on a same-store basis:


                                                                                   THREE MONTHS ENDED
                                                                                       AUGUST 31,
                                                                        ----------------------------------------
                                                                                                      INCREASE
                                                                           1997          1998        (DECREASE)
                                                                        -----------   -----------   ------------
Average licensed beds .....................                                  26,143        25,878          (1.0)%
Patient days ..............................                               1,004,394     1,021,407           1.7%
Net inpatient revenue per patient day .....                             $     1,300   $     1,326           2.0%
Admissions ................................                                 196,744       203,874           3.6%
Net inpatient revenue per admission .......                             $     6,639   $     6,643           0.1%
Outpatient visits .........................                               2,527,907     2,221,003         (12.1)%
Average length of stay (days) .............                                     5.1           5.0          (0.1)*


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

FORWARD-LOOKING STATEMENTS

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

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

Items 2, 3, 4 and 5 are not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              (27.1) Amended Financial Data Schedule for the three months ended August 31, 1998 (included only in the EDGAR filing).

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

                                     TENET HEALTHCARE CORPORATION
                                              (Registrant)

Date: December 16, 1998                 /s/ TREVOR FETTER
                                     ----------------------------

                                            Trevor Fetter
                                      Executive Vice President,
                                       Chief Financial Officer
                                    (Principal Financial Officer)



                                       /s/ RAYMOND L. MATHIASEN
                                     ----------------------------

                                         Raymond L. Mathiasen
                                        Senior Vice President,
                                       Chief Accounting Officer
                                    (Principal Accounting Officer)