Form 10-Q
period 1998-11-30
TENET HEALTHCARE CORP
filed 1999-01-14
CIK 70318

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

                           FOR THE QUARTERLY PERIOD ENDED
                                 NOVEMBER 30, 1998.


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

                       -------------------------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:    YES  X   NO
                                          ---     ---

     AS OF DECEMBER 31, 1998 THERE WERE 310,141,816 SHARES OF $0.075 PAR VALUE COMMON STOCK OUTSTANDING.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            TENET HEALTHCARE CORPORATION

                                       INDEX

                                                                                        PAGE
                                                                                     ----------
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets - May 31, 1998
           and November 30, 1998................................................        2

         Condensed Consolidated Statements of Income -
           Three Months and Six Months Ended November
           30, 1997 and 1998....................................................        4

         Condensed Consolidated Statements of Comprehensive
           Income - Six Months Ended November 30, 1997
           and 1998.............................................................        5

         Condensed Consolidated Statements of Cash Flows - Six Months
           Ended November 30, 1997 and 1998.....................................        6

         Notes to Condensed Consolidated Financial
           Statements...........................................................        7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations............................................       10

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings......................................................       19

Item 4.  Submission of Matters to a Vote of Security Holders ...................       19

Item 6.  Exhibits and Reports on Form 8-K.......................................       20

         Signature..............................................................       20

------------


Note: Item 3 of Part I and Items 2, 3, and 5 of Part II are omitted because they are not applicable.

                            TENET HEALTHCARE CORPORATION

                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        MAY 31,       NOVEMBER 30,
                                                                         1998             1998
                                                                      -----------     -----------
                                                                      (DOLLAR AMOUNTS IN MILLIONS)
                                     ASSETS

Current assets:
    Cash and cash equivalents ........................................ $    23          $    32
    Short-term investments in debt securities ........................     132              139
    Accounts receivable, less allowance for doubtful accounts
        ($191 at May 31 and $203 at November 30) .....................   1,742            2,044
    Inventories of supplies, at cost .................................     214              237
    Deferred income taxes ............................................     275              233
    Other current assets .............................................     504              398
                                                                      -----------     -----------
                      Total current assets ...........................   2,890            3,083
                                                                      -----------     -----------

Investments and other assets .........................................     515              567

Property and equipment, at cost ......................................   7,779            8,373
    Less accumulated depreciation and amortization ...................   1,765            1,951
    Net property and equipment .......................................   6,014            6,422
                                                                      -----------     -----------

Intangible assets, at cost less accumulated amortization
    ($327 at May 31 and $381 at November 30) .........................   3,414            3,557
                                                                      -----------     -----------
                                                                       $12,833          $13,629
                                                                      -----------     -----------
                                                                      -----------     -----------



  See accompanying Notes to Condensed Consolidated Financial Statements and
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations.

                            TENET HEALTHCARE CORPORATION

                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           MAY 31,           NOVEMBER 30,
                                                                            1998                1998
                                                                         -----------         -----------
                                                                           (DOLLAR AMOUNTS IN MILLIONS)
                      LIABILITIES AND SHAREHOLDERS' EQUITY'

Current liabilities:
   Current portion of long-term debt ................................    $       10          $      10
   Accounts payable .................................................           657                554
   Accrued employee compensation and benefits .......................           355                344
   Accrued interest payable .........................................           106                163
   Reserves related to discontinued operations, merger, facility
       consolidation and impairment charges .........................           189                138
   Other current liabilities ........................................           450                611
                                                                         -----------         -----------
       Total current liabilities ....................................         1,767              1,820
                                                                         -----------         -----------

Long-term debt, net of current portion ..............................         5,829              6,309
Other long-term liabilities and minority interests ..................         1,256              1,201
Deferred income taxes ...............................................           423                435

Shareholders' equity:
   Common stock, $0.075 par value; authorized 700,000,000 shares;
       313,044,417 shares issued at May 31 and 313,816,696
       shares issued at November 30 .................................            23                 24
   Other shareholders' equity .......................................         3,605              3,910
   Less common stock in treasury, at cost, 3,754,891 shares at
       May 31 and November 30 .......................................           (70)               (70)
                                                                         -----------         -----------
            Total shareholders' equity ..............................         3,558              3,864
                                                                         -----------         -----------
                                                                         $   12,833          $  13,629
                                                                         -----------         -----------
                                                                         -----------         -----------


  See accompanying Notes to Condensed Consolidated Financial Statements and
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations.

                            TENET HEALTHCARE CORPORATION

                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 1997 AND 1998

                                                           THREE MONTHS              SIX MONTHS
                                                      ---------------------    ---------------------
                                                        1997         1998        1997         1998
                                                     ---------    ---------   ---------    ---------
                                                         (DOLLARS IN MILLIONS, EXCEPT PER SHARE
                                                                    AND SHARE AMOUNTS)

Net operating revenues . . . . . . . . . . . . . .   $   2,429    $   2,563   $   4,760    $   5,116
                                                     ---------    ---------   ---------    ---------
Operating expenses:
  Salaries and benefits. . . . . . . . . . . . . .       1,007        1,039       1,973        2,057
  Supplies . . . . . . . . . . . . . . . . . . . .         330          351         651          701
  Provision for doubtful accounts. . . . . . . . .         136          184         284          343
  Other operating expenses . . . . . . . . . . . .         512          538         998        1,099
  Depreciation . . . . . . . . . . . . . . . . . .          87          102         168          198
  Amortization . . . . . . . . . . . . . . . . . .          27           32          51           63
                                                     ---------    ---------   ---------    ---------
Operating income . . . . . . . . . . . . . . . . .         330          317         635          655
                                                     ---------    ---------   ---------    ---------
Interest expense, net of capitalized
portion. . . . . . . . . . . . . . . . . . . . . .        (118)        (119)       (230)        (238)
Investment earnings. . . . . . . . . . . . . . . .           6            6          12           13
Minority interests in income of
  consolidated subsidiaries. . . . . . . . . . . .          (7)          (1)        (13)          (5)
Gain from change in value of indexed
  debt . . . . . . . . . . . . . . . . . . . . . .          18            -          18            -
                                                     ---------    ---------   ---------    ---------
Income before income taxes . . . . . . . . . . . .         229          203         422          425
Taxes on income. . . . . . . . . . . . . . . . . .         (91)         (78)       (168)        (163)
Net income . . . . . . . . . . . . . . . . . . . .   $     138    $     125   $     254       $  262
                                                     ---------    ---------   ---------    ---------
                                                     ---------    ---------   ---------    ---------

Basic and diluted earnings per share . . . . . . .   $    0.44    $    0.40   $    0.82      $  0.84

Weighted average shares and share
  equivalents outstanding - diluted
  (in thousands) . . . . . . . . . . . . . . . . .     310,920      313,935     310,294      313,799



  See accompanying Notes to Condensed Consolidated Financial Statements and
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations.

                            TENET HEALTHCARE CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                    SIX MONTHS ENDED NOVEMBER 30, 1997 AND 1998



                                                                     1997           1998
                                                                   --------       --------
                                                                        (IN MILLIONS)
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    254       $    262
Other comprehensive income (loss):
   Foreign currency translation adjustments. . . . . . . . . . .          -             12
   Unrealized net holding gains (losses) arising during period
      on securities held as available for sale . . . . . . . . .       (115)            28
                                                                   --------       --------
   Other comprehensive income (loss) before income taxes . . . .       (115)            40
   Income tax benefit (expense) related to items of other
      comprehensive income . . . . . . . . . . . . . . . . . . .         44            (15)
                                                                   --------       --------
   Other comprehensive income (loss) . . . . . . . . . . . . . .        (71)            25
                                                                   --------       --------
Comprehensive income . . . . . . . . . . . . . . . . . . . . . .   $    183       $    287
                                                                   --------       --------
                                                                   --------       --------


  See accompanying Notes to Condensed Consolidated Financial Statements and
        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations.

                             TENET HEALTHCARE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED NOVEMBER 30, 1997 AND 1998

                                                                                1997        1998
                                                                              -------     -------
                                                                                  (IN MILLIONS)
NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . . . . . . . . . . .    $    12     $   297

Cash flows from investing activities:
  Purchases of property and equipment. . . . . . . . . . . . . . . . . . .       (215)       (241)
  Purchases of new businesses, net of cash acquired. . . . . . . . . . . .       (381)       (446)
  Proceeds from sales of facilities and other assets . . . . . . . . . . .         57           4
  Other items. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (23)        (64)
                                                                              -------     -------
     Net cash used in investing activities . . . . . . . . . . . . . . . .       (562)       (747)
                                                                              -------     -------

Cash flows from financing activities:
  Proceeds from borrowings . . . . . . . . . . . . . . . . . . . . . . . .      1,386       2,118
  Payments of borrowings . . . . . . . . . . . . . . . . . . . . . . . . .       (889)     (1,667)
  Other items, primarily issuances of common stock . . . . . . . . . . . .         32           8
                                                                              -------     -------
     Net cash provided by financing activities . . . . . . . . . . . . . .        529         459
                                                                              -------     -------

Net increase (decrease) in cash and cash equivalents . . . . . . . . . . .        (21)          9
Cash and cash equivalents at beginning of period . . . . . . . . . . . . .         35          23
                                                                              -------     -------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . .    $    14     $    32
                                                                              -------     -------
                                                                              -------     -------

Supplemental disclosures:
  Interest paid, net of amounts capitalized. . . . . . . . . . . . . . . .    $   201     $   177
  Income taxes paid (net of refunds received). . . . . . . . . . . . . . .         12         (30)
  Fair value of common stock issued for purchase of new business . . . . .          9           -
  Fair value of common stock tendered for note receivable. . . . . . . . .         16           -



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

2. During the six months ended November 30, 1998, Tenet acquired nine general hospitals, approximately 150 physician practices and certain other related businesses in transactions accounted for as purchases. The Company also sold one general hospital, closed another and combined the operations of two. The results of operations of the acquired businesses, which are not material, have been included in the Company's consolidated statements of income and cash flows from the dates of acquisition. The operations of the sold and closed businesses were also not material.

     In December 1998, the Company acquired a 99-bed hospital ( 49 acute-care beds and 50 skilled-nursing beds) in Southern California in a transaction accounted for as a purchase.

3. There have been no material changes to the description of professional and general liability insurance set forth in Note 9A or significant legal proceedings set forth in Note 9B of Notes to Consolidated Financial Statements of Tenet for its fiscal year ended May 31, 1998.

4. During the six-months ended November 30, 1998, the Company made cash payments of approximately $20 million against the Company's reserves for discontinued operations and other non-recurring charges and further reduced those reserves by approximately $45 million for asset write-offs and other non-cash transactions as facilities were closed, sold or converted to alternate uses. The reserve balances are included in the Company's balance sheets at May 31, 1998 and November 30, 1998 as reserves related to discontinued operations, merger, facility consolidation and impairment charges and as other long-term liabilities.

5. The following is a reconciliation of the numerators and the denominators of the Company's basic and diluted earnings per share computations for the three months and six months ended November 30, 1997 and 1998. Income is expressed in millions and weighted average shares are expressed in thousands:



                                                         1997                                         1998
                                       ----------------------------------------     -----------------------------------------
                                                        WEIGHTED                                     WEIGHTED
                                          INCOME     AVERAGE SHARES   PER-SHARE        INCOME     AVERAGE SHARES    PER-SHARE
           THREE MONTHS                (NUMERATOR)    (DENOMINATOR)     AMOUNT      (NUMERATOR)    (DENOMINATOR)      AMOUNT
----------------------------------     -----------   --------------   ---------     -----------   --------------    ---------
Income before extraordinary item       $     138                                   $     125
Basic earnings per share:
   Income available to common
      shareholders . . . . . . .       $     138        305,499       $   0.44     $     125        309,803         $   0.40
                                                                      ---------                                     ---------
                                                                      ---------                                     ---------
Effect of dilutive stock options and
   warrants. . . . . . . . . . .              -           5,421                            -          4,132
                                       -----------   --------------                 -----------   --------------
Dilutive earnings per share
   Income available to common
      shareholders . . . . . . .       $     138        310,920       $   0.44      $     125       313,935         $   0.40
                                       -----------   --------------   ---------     -----------   --------------    ---------
                                       -----------   --------------   ---------     -----------   --------------    ---------


Outstanding options to purchase 47,100 and 7,797,209 shares of common stock were not included in the computation of earnings per share for the three-month periods ended November 30, 1997 and 1998, respectively, because the options' excercise prices were greater than the average market price of the common stock.



                                                         1997                                         1998
                                       ----------------------------------------     -----------------------------------------
                                                        WEIGHTED                                     WEIGHTED
                                          INCOME     AVERAGE SHARES   PER-SHARE        INCOME     AVERAGE SHARES    PER-SHARE
             SIX MONTHS                (NUMERATOR)    (DENOMINATOR)     AMOUNT      (NUMERATOR)    (DENOMINATOR)      AMOUNT
----------------------------------     -----------   --------------   ---------     -----------   --------------    ---------

Income before extraordinary item       $     254                                    $     262
Basic earnings per share:
   Income available to common
      shareholders . . . . . . .       $     254        304,884         $0.82       $     262       309,602         $   0.84
                                                                      ---------                                     ---------
                                                                      ---------                                     ---------
Effect of dilutive stock options and
   warrants. . . . . . . . . . .              -           5,410                            -          4,197
                                       -----------   --------------                 -----------   --------------
Dilutive earnings per share
Income available to common
   shareholders. . . . . . . . .       $     254        310,294         $0.82       $     262       313,799         $   0.84
                                       -----------   --------------   ---------     -----------   --------------    ---------
                                       -----------   --------------   ---------     -----------   --------------    ---------


Outstanding options to purchase 47,100 and 7,800,784 shares of common stock were not included in the computation of earnings per share for the six-month periods ended November 30, 1997 and 1998, respectively, because the options' excercise prices were greater than the average market price of the common stock.

6. The following table sets forth the tax effects allocated to each component of other comprehensive income for the six months ended November 30, 1997 and 1998:

                                                    1997                                  1998
                                     ---------------------------------     ---------------------------------
                                      BEFORE-       TAX        NET-OF-     BEFORE-        TAX       NET-OF-
                                        TAX      (EXPENSE)       TAX         TAX       (EXPENSE)      TAX
                                      AMOUNT    OR BENEFIT     AMOUNT      AMOUNT     OR BENEFIT    AMOUNT
                                     --------   ----------    --------    --------    ----------   --------
                                                                   (IN MILLIONS)
Foreign currency translation
   adjustment                        $      -   $        -    $      -    $     12    $      (5)   $      7

Unrealized holding gains (losses)
   on securities                        (115)           44        (71)          28          (10)         18
                                     --------   ----------    --------    --------    ----------   --------
Other comprehensive income (loss)    $  (115)   $       44    $   (71)    $     40    $     (15)   $     25
                                     --------   ----------    --------    --------    ----------   --------
                                     --------   ----------    --------    --------    ----------   --------

The following table sets forth the accumulated other comprehensive income balances, by component, as of November 30, 1997 and 1998:

                                                1997                                                1998
                            ----------------------------------------------      --------------------------------------------
                                           UNREALIZED        ACCUMULATED                       UNREALIZED      ACCUMULATED
                            FOREIGN          GAINS              OTHER          FOREIGN           GAINS            OTHER
                            CURRENCY      (LOSSES) ON       COMPREHENSIVE      CURRENCY       (LOSSES) ON     COMPREHENSIVE
                             ITEMS         SECURITIES       INCOME (LOSS)       ITEMS          SECURITIES         INCOME
                            --------      -----------       -------------      --------       -----------     -------------
                                                                      (IN MILLIONS)
Beginning balance           $      -      $       28        $         28              -       $        50     $          50

Current-period change              -             (71)                (71)             7                18                25
                            --------      -----------       -------------      --------       -----------     -------------
Ending balance              $      -      $      (43)       $        (43)      $      7       $        68     $          75
                            --------      -----------       -------------      --------       -----------     -------------
                            --------      -----------       -------------      --------       -----------     -------------


7. On December 7, 1998, the Company's Board of Directors adopted a new stockholder rights plan to replace a similar plan upon its expiration on December 22, 1998. The rights generally will be exercisable ten business days after a person or group acquires beneficial ownership of, or commences a tender offer or exchange offer that would result in such person or group beneficially owning, 15 percent or more of Tenet's common stock.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The healthcare industry continues to undergo tremendous change, driven primarily by (1) cost-containment pressures by government payors, managed care providers and others, and (2) technological advances that require increased capital expenditures. In addition to the above, the Company has also experienced a significant shift in net patient revenues away from traditional Medicare and indemnity payors to managed care. To address these changes, Tenet has implemented various cost-control programs and overhead-reduction plans and continues to create and enhance its integrated healthcare delivery systems.

     Income before income taxes was $229 million in the quarter ended November 30, 1997 and $203 million in the quarter ended November 30, 1998. For the six-month periods ended November 30, 1997 and 1998, income before income taxes was $422 million and $425 million, respectively. The 1997 figures include a gain from changes in indexed debt recorded in the November 1997 quarter. The gain amounted to $11 million after tax, or $0.03 per share.

     The following is a summary of operations for the three months ended November 30, 1997 and 1998:

                                                            THREE MONTHS ENDED NOVEMBER 30,
                                              ----------------------------------------------------------
                                                1997             1998           1997            1998
                                              -------          -------         ------          ------
                                                (DOLLARS IN MILLIONS)       (% OF NET OPERATING REVENUES)
Net operating revenues:
    Domestic general hospitals ............   $ 2,198          $ 2,340           90.5%          91.3%
    Other domestic operations .............       231              223            9.5%           8.7%
                                              -------          -------         ------          ------
Net operating revenues ....................     2,429            2,563          100.0%         100.0%
                                              -------          -------         ------          ------
Operating expenses:
    Salaries and benefits .................    (1,007)          (1,039)          41.5%          40.5%
    Supplies ..............................      (330)            (351)          13.6%          13.7%
    Provision for doubtful accounts .......      (136)            (184)           5.6%           7.2%
    Other operating expenses ..............      (512)            (538)          21.0%          21.0%
    Depreciation ..........................       (87)            (102)           3.6%           4.0%
    Amortization ..........................       (27)             (32)           1.1%           1.2%
                                              -------          -------         ------          ------
Operating income ..........................   $   330          $   317           13.6%          12.4%
                                              -------          -------         ------          ------
                                              -------          -------         ------          ------

                                                       SIX MONTHS ENDED NOVEMBER 30,
                                           -----------------------------------------------------
                                             1997          1998            1997            1998
                                           -------       -------          ------          ------
                                           (DOLLARS IN MILLIONS)     (% OF NET OPERATING REVENUES)
Net operating revenues:
    Domestic general hospitals .........   $ 4,321       $ 4,653            90.8%           91.0%
    Other domestic operations ..........       439           463             9.2%            9.0%
                                           -------       -------          ------          ------
Net operating revenues .................     4,760         5,116           100.0%          100.0%
                                           -------       -------          ------          ------
Operating expenses:
    Salaries and benefits ..............    (1,973)       (2,057)           41.5%           40.2%
    Supplies ...........................      (651)         (701)           13.7%           13.7%
    Provision for doubtful accounts ....      (284)         (343)            6.0%            6.7%
    Other operating expenses ...........      (998)       (1,099)           20.9%           21.5%
    Depreciation .......................      (168)         (198)            3.5%            3.9%
    Amortization .......................       (51)          (63)            1.1%            1.2%
                                           -------       -------          ------          ------
Operating income .......................   $   635       $   655            13.3%           12.8%
                                           -------       -------          ------          ------
                                           -------       -------          ------          ------



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

     The table below sets forth certain selected historical operating statistics for the Company's domestic general hospitals:

                                                       THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                           NOVEMBER 30,                             NOVEMBER 30,
                                              ------------------------------------    ----------------------------------------
                                                                         INCREASE                                    INCREASE
                                                 1997         1998      (DECREASE)       1997           1998        (DECREASE)
                                              ----------   ----------   ----------    ----------     ----------     ----------
Number of hospitals (at end of period)...            129          128       (1)   *          129            128         (1)   *
Licensed beds (at end of period).........         28,715       30,410       5.9%          28,715         30,410        5.9%
Net inpatient revenues (in millions).....     $    1,402   $    1,538       9.7%      $    2,752     $    3,012        9.4%
Net outpatient revenues (in millions)....     $      748   $      755       0.9%      $    1,474     $    1,541        4.5%
Admissions...............................        213,270      221,499       3.9%         418,842        440,666        5.2%
Equivalent admissions....................        327,578      322,035      (1.7)%        617,411        644,834        4.4%
Average length of stay (days)............            5.2          5.1      (0.1)  *          5.1            5.1         -
Patient days.............................      1,099,812    1,136,595       3.3%       2,154,251      2,249,910        4.4%
Equivalent patient days..................      1,661,469    1,638,011      (1.4)%      3,148,109      3,262,052        3.6%
Net inpatient revenue per patient day....     $    1,275   $    1,353       6.1%      $    1,277     $    1,339        4.9%
Net inpatient revenue per admission......     $    6,574   $    6,944       5.6%      $    6,570     $    6,835        4.0%
Utilization of licensed beds.............          42.5%        43.8%       1.3%  *        41.6%          43.5%        1.9%   *
Outpatient visits........................      2,642,893    2,326,712     (12.0)%      5,294,737      4,747,340      (10.3)%



*    The change is the difference between 1997 and 1998 amounts shown.

     The table below sets forth certain selected operating statistics for the Company's domestic general hospitals on a same-store basis:

                                                       THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                           NOVEMBER 30,                             NOVEMBER 30,
                                              ------------------------------------    ----------------------------------------
                                                                         INCREASE                                    INCREASE
                                                 1997         1998      (DECREASE)       1997           1998        (DECREASE)
                                              ----------   ----------   ----------    ----------     ----------     ----------
Average licensed beds....................         25,893       25,682     (0.8)%          26,019         25,779       (0.9)%
Patient days.............................      1,051,539    1,054,024      0.2%        2,055,933      2,075,431        0.9%
Net inpatient revenue per patient day....     $    1,265   $   $1,308      3.4%       $   $1,283     $    1,317        2.7%
Admissions...............................        204,590      207,347      1.3%          401,334        411,221        2.5%
Net inpatient revenue per admission......     $    6,504   $   $6,649      2.2%       $   $6,570     $    6,646        1.2%
Outpatient visits........................      2,510,131    2,180,856    (13.1)%       5,038,038      4,401,859      (12.6)%
Average length of stay (days)............            5.1          5.1       -                5.1            5.0       (0.1)   *



*    The change is the difference between 1997 and 1998 amounts shown.

     Changes in Medicare payments mandated by the Balanced Budget Act of 1997 (the "1997 Act"), which became effective October 1, 1997, as well as certain proposed changes to various states' Medicaid programs, have reduced and will continue to reduce revenues and earnings significantly as these changes are phased in over the next two years. The most significant changes have been phased in by October 1, 1998. The Medicare program accounted for approximately 37.8% of the net patient revenues of the Company's domestic general hospitals for the quarter ended November 30, 1997 and 33.8% for the current quarter. For the six-month periods ended November 30, 1997 and 1998, the percentages were 38.0% and 34.5%.

     The Company continues to experience increases in inpatient acuity and intensity of services as less intensive services shift from an inpatient to an outpatient basis or to alternative healthcare delivery services because of technological and pharmaceutical improvements and continued pressures by payors to reduce admissions and lengths of stay. In spite of the historical shifts from inpatient to outpatient services, the Company experienced a 12.0% decline in the number of outpatient visits during the quarter ended November 30, 1998 compared to the year-ago quarter and a 10.3% decline for the corresponding six-month periods. In response to the changes in Medicare payments to home health agencies mandated by the 1997 Act, the Company has consolidated certain home health agencies, closed others and begun to increase the number of higher intensity home visits, which resulted in fewer total home health care visits. Excluding home health care visits for both periods, outpatient visits increased approximately 5.6% over the year-ago quarter. For the six- month periods, the increase was approximately 7.3%.

     Pressures to control healthcare costs and a shift from traditional Medicare after the 1997 Act was enacted have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans. The percentage of net patient revenues of the Company's domestic general hospitals attributable to managed care increased from approximately 32.8% for the three months ended November 30, 1997 to approximately 37.0% for the current quarter. For the corresponding six-month periods managed care increased from 32.5% to 36.4%. The Company anticipates that its managed care business will continue to increase in the future. The Company generally receives lower payments per patient from managed care payors than it does from traditional indemnity insurers. In certain instances, the Company also is assuming a greater share of risk by entering into capitated arrangements with managed care payors and employers. Under capitation, the Company receives a certain amount for each person enrolled in a plan and assumes the risks and rewards of meeting the healthcare needs of those persons so enrolled. The Company purchases insurance to cover a portion of the cost of meeting the healthcare needs of those covered. Approximately 5.6% of the Company's revenues were derived from capitated arrangements in the quarter ended November 30, 1998.

     To address the effect of reduced payments for services, while continuing to provide quality care to patients, the Company has implemented strategies to reduce inefficiencies, create synergies, obtain additional business and control costs. Such strategies include hospital cost-control programs and overhead reduction plans and the formation and enhancement of integrated healthcare delivery systems. Further consolidations or implementation of additional cost-control programs may be undertaken in the future to offset the reduced payments under the 1997 Act and the shift from traditional Medicare to managed care. The Company may incur severance and other special charges as these cost-control programs are implemented.

     Net operating revenues from the Company's other domestic operations were $231 million for the three months ended November 30, 1997, compared to $223 million for the current quarter. For the six-month periods ended November 30, 1997 and 1998, net operating revenues from other domestic operations were $439 million and $463 million, respectively. The increase for the six months relates primarily to growth in the first quarter of fiscal 1999 of its physician practices, essentially all of which were acquired as part of hospital acquisitions, offset in the second quarter by the effects of November 1997 sales of one specialty and two rehabilitation hospitals.

     Salaries and benefits expense as a percentage of net operating revenues was 41.5% in the quarter ended November 30, 1997 and 40.5% in the current quarter. Salaries and benefits expense as a percentage of net operating revenues for the prior and current six-month periods were 41.5% and 40.2%. This decrease is primarily the result of continuing cost control measures and the outsourcing of certain hospital services.

     Supplies expense as a percentage of net operating revenues was 13.6% in the quarter ended November 30, 1997 and 13.7% in the current quarter. Supplies expense as a percentage of net operating revenues for both the prior and current six-month periods was 13.7%. The slight overall increase in the quarter primarily was due to higher supplies expenses at recently acquired facilities. The Company continues to focus on reducing supplies expense through incorporating acquired facilities into the Company's existing group-purchasing program and by developing and expanding various programs designed to improve the purchasing and utilization of supplies.

     The provision for doubtful accounts as a percentage of net operating revenues was 5.6% in the quarter ended November 30, 1997, and 7.2% in the current quarter. The provision for doubtful accounts as a percentage of net operating revenues for the prior and current six-month periods was 6.0% and 6.7%, respectively. Management believes the rise in bad debts is attributable to a number of factors, including (a) the continuing shift of business from traditional Medicare, which has no associated bad debts, to managed care, (b) a rise in the volume of care provided to uninsured patients in certain of the Company's hospitals, and (c) conversions of patient accounting systems at hospitals acquired over the past two years. Although management is unable to quantify the effect of each factor, management believes that, to the extent that the Company continues to experience a fundamental shift in its payor mix, this expense is likely to remain at higher levels than in past years. The Company is taking a series of actions to mitigate these recent increases in bad debt expense. Since a hospital's emergency room is a major source of uncompensated care, the Company is developing a best practices model for processing emergency room patients. The Company is strengthening its medical eligibility programs, as well as its business office and related operations, including admitting, medical records and coding, and the recruitment, training and compensation of business office staff. In certain markets, the Company is placing employees on-site at managed care claims processing centers to expedite payment. In certain circumstances, the Company also is obtaining advance payments from managed care payors who have claims processing or system problems.

     Other operating expenses as a percentage of net operating revenues were 21.0% for both the prior and current quarters ended November 30, 1997 and 1998. For the prior and current six-month periods, the percentages were 20.9% and 21.5%, respectively. The increase in the six-month period was due primarily to increases in medical and other professional fees, including new consolidated laboratory fees. These new fees are offset by reductions in salaries and benefits, as certain of the Company's general hospitals consolidated and outsourced laboratory and other services.

     Depreciation and amortization expense as a percentage of net operating revenues was 4.7% in the quarter ended November 30, 1997, and 5.2% in the current quarter. Depreciation and amortization expense as a percentage of net operating revenues for the prior and current six-month periods was 4.6% and 5.1%, respectively. The increase is due to hospital acquisitions and capital expenditures.

     Interest expense, net of capitalized interest, was $118 million in the quarter ended November 30, 1997 and $119 million in the current quarter. For the prior and current six-month periods, it was $230 million and $238 million, respectively. The increase is primarily due to increased borrowings for acquisitions offset by the effect of interest rate reductions during these periods.

     Taxes on income as a percentage of income before income taxes were 39.7% for the three months ended November 30, 1997 and 38.4% in the current quarter. The decrease in the tax rate is primarily due to the utilization of certain operating loss carryforwards, and, to a lesser extent, the reduced impact of non-deductible goodwill amortization and certain benefits from charitable contributions. The Company currently expects its tax rate for the year ended May 31, 1999 to be approximately 38.5%.

     On November 10, 1998, subsidiaries of the Company purchased eight general hospitals with 2,484 licensed beds and certain other assets in the Philadelphia, Pennsylvania area from the Allegheny Health Education and Research Foundation. The purchase price was approximately $360 million (including the effect of certain working capital and other adjustments) which the Company borrowed under its existing bank credit facility. Based on information presently available and management's assumptions as to future performance, the Company expects this acquisition to be dilutive to its earnings per share in fiscal 1999 by approximately $0.15 per share.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity for the six months ended November 30, 1998 was derived primarily from borrowings under the Company's unsecured revolving bank credit agreement (the "Credit Agreement") and net cash provided by operating activities. Net cash provided by operating activities for the six months ended November 30, 1997 was $244 million before expenditures of $232 million for discontinued operations, merger, facility consolidation and impairment charges. The expenditures in 1997 include the settlement of significant litigation relating to the Company's discontinued psychiatric business. Net cash provided by operating activities for the six months ended November 30, 1998 was $317 million before net expenditures of $20 million for discontinued operations, merger, facility consolidation and impairment charges.

     Management believes that future cash provided by recurring operating activities, the availability of credit under the Credit Agreement, the sale of assets and, depending on capital market conditions and to the extent permitted by the restrictive covenants of the Credit Agreement and the indentures governing the Company's senior and senior subordinated notes, other borrowings or the sale of equity securities should be adequate to meet known debt service requirements and to finance planned capital expenditures, acquisitions and other presently known operating needs over the next three years.

     Proceeds from borrowings under the Credit Agreement were $2.1 billion during the six months ended November 30, 1998 compared to $1.4 billion in the prior year period. Loan repayments under the Credit Agreement were $1.6 billion in the current six-month period compared to $889 million in the period ended November 30, 1997.

     Cash payments for property and equipment were $241 million in the six months ended November 30, 1998, compared to $215 million in the prior six-month period. The Company expects to spend approximately $500 million to $600 million annually on capital expenditures, before any significant acquisitions of facilities and other healthcare operations and before an estimated $256 million in remaining commitments to fund the construction of two new hospitals over the next three years. Such capital expenditures primarily relate to the development of integrated healthcare systems in selected geographic areas, design and construction of new buildings, expansion and renovation of existing facilities, equipment additions and replacements, introduction of new medical technologies and various other capital improvements.

     Purchases of new businesses, net of cash acquired, were $446 million in the six months ended November 30, 1998 and $381 million for the six months ended November 30, 1997. These acquisitions were financed substantially by borrowings under the Credit Agreement. The Company does not expect its acquisition activity to continue at these levels.

     The Credit Agreement and the indentures governing the Company's senior and senior subordinated notes have, among other requirements, affirmative, negative and financial covenants with which the Company must comply. These covenants include, among other requirements, limitations on other borrowings, liens, investments, the sale of all or substantially all assets and prepayment of subordinated debt, a prohibition against the Company declaring or paying a dividend or purchasing its common stock, unless its senior long-term unsecured debt securities are rated BBB- or higher by Standard and Poors' Rating Services and Baa3 or higher by Moody's Investors Service, Inc., and covenants regarding maintenance of specified levels of net worth, debt ratios and fixed charge coverages. Current debt ratings on the Company's senior debt securities are BB+ by Standard and Poors and Ba1 by Moody's. The Company is in compliance with its loan covenants.

     The Company's strategy continues to include the prudent development of integrated healthcare delivery systems, including the acquisition of general hospitals and related ancillary healthcare businesses or joining with others to develop integrated healthcare delivery systems. All or portions of this development may be financed by net cash provided by operating activities, the availability of credit under the Credit Agreement, the sale of assets and, depending on capital market conditions and to the extent permitted by the restrictive covenants of the Credit Agreement and the indentures governing the Company's senior and senior subordinated notes, other borrowings or the sale of equity securities. The Company's unused borrowing capacity under the Credit Agreement was $585 million as of January 8, 1999. The full availability of any unused borrowing capacity may become limited by covenants in the Credit Agreement after May 31, 1999.

BUSINESS OUTLOOK

     The general hospital industry in the United States and the Company's general hospitals continue to have significant unused capacity, and thus there is substantial competition for patients. Inpatient utilization continues to be negatively affected by payor-required pre-admission authorization and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Increased competition, admission constraints and payor pressure, as well as the shift in patient mix to managed care, are expected to continue.

     The continuing challenge facing the Company and the healthcare industry as a whole is to continue to provide quality patient care in an environment of rising costs, strong competition for patients and a general reduction of payment rates by both private and government payors. Because of national, state and private industry efforts to reform healthcare delivery and payment systems, the healthcare industry as a whole faces increased uncertainty. The Company is unable to predict whether any other healthcare legislation at the federal and/or state level will be passed in the future and what action it may take in response to such legislation, but it continues to monitor all proposed legislation and analyze its potential impact in order to formulate the Company's future business strategies.

THE YEAR 2000 ISSUE

     The Company's Annual Report on Form 10-K for its fiscal year ended May 31, 1998 (the "1998 10-K"), contains a complete description of the Company's Year 2000 compliance program. The Securities and Exchange Commission (the "SEC") recently published additional guidance for what companies should include in their disclosures concerning the Year 2000. In order to comply with that guidance, the Company is supplementing the description of its Year 2000 compliance program reported in the 1998 10-K and in its Quarterly Report on Form 10-Q/A for the quarterly period ended August 31, 1998.

     The Company remains on track with its six-phase program described in the 1998 10-K. The first phase of the program, conducting an inventory of systems and programs that may be affected by the Year 2000 issue, has been substantially completed for both its information technology systems ("IT Systems") and for its non-IT Systems such as bio-medical equipment ("Non-IT Items"). The second phase, assessment of how the Year 2000 issues may affect each piece of equipment and system, has been substantially completed for the IT Systems and is expected to be substantially completed for the Non-IT Items by the end of January 1999. Phases three through six (planning corrections of any problems discovered, executing the plans developed, testing the corrections and implementing the corrections) have already commenced and will run concurrently through the fall of calendar 1999 for both IT-Systems and Non-IT Items.

     The costs the Company has incurred to date in connection with its Year 2000 compliance program amount to approximately $18 million. Although the Company has not yet completed its evaluation of the full scope of the Year 2000 issues facing its systems and programs, based on the information currently available, the Company estimates that its total cost for addressing all Year 2000 issues will be approximately $70 million. This estimate includes approximately $20 million of costs associated with capital projects that would have been undertaken notwithstanding the Year 2000 compliance program but the timing of which was accelerated by one to three years in light of the program. The Company cautions that its estimate is based on the information available to the Company at this time. As noted above, the Company has not yet completed its evaluation of the full scope of its Year 2000 issues and its estimate of the costs it may incur may change as it receives more complete information. Although the total cost of the Company's Year 2000 compliance program is presently not expected to have a material adverse effect on its operations, liquidity or financial condition, many factors, such as the number of pieces of equipment and systems with Year 2000 issues, the availability and cost of various solutions to any Year 2000 issues and the cost of replacing equipment or systems that cannot be brought into compliance or with respect to which it is more cost-effective in the long run to replace or take out of service, are not fully known at this time and could have an aggregate material impact on the Company's estimate. The Company will receive additional information concerning these and other matters as it completes each phase of its Year 2000 compliance program.

     The Company is continuing to develop contingency plans to address any Year 2000 issues that do arise. As part of its Year 2000 compliance program, the Company is in the process of evaluating every IT System and Non-IT Item in each of its offices, hospitals and other facilities. Since any piece of equipment that is not Year 2000 compliant will be made compliant, replaced or taken out of service, the Company does not expect the Year 2000 Issues to have an adverse impact on patient care. Furthermore, the Company has developed or is developing a back-up plan for each piece of critical equipment in case it unexpectedly fails. Many of those contingency plans already are in place since contingency plans already are required in order for a hospital to obtain and retain its license. The Company's contingency plans also include plans to address third parties' Year 2000 issues that may arise. Examples include (i) making certain that each hospital's back-up power generator is operational if there is a power failure, (ii) if the Company does not receive assurance that delivery of key medical supplies will not be interrupted by Year 2000 issues, the Company will identify reliable alternative sources for those supplies or will stockpile those supplies, and (iii) if regular payments from a principal payor might be adversely affected by Year 2000 issues, the Company will negotiate an alternative payment system.

     The SEC's recent guidance for Year 2000 disclosure also calls on companies to describe their most likely worst case Year 2000 scenarios. While one can imagine a scenario in which medical equipment fails as a result of a Year 2000 problem, which could lead to serious injury or death, the Company does not believe that such a scenario is likely to occur. As noted above, since any piece of equipment that is not Year 2000 compliant will be made compliant, replaced or taken out of service, the Company does not expect the Year 2000 issues to have an adverse impact on patient care. Furthermore, there will be a back-up plan for each piece of critical equipment in case it unexpectedly fails. The most likely worst case scenario is that the Company will have to replace or take out of service some of its existing equipment and add additional staff and/or reassign existing staff during the time period leading up to and immediately following December 31, 1999, in order to address any Year 2000 issues that unexpectedly arise.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "will," "may," "might," and words of similar import, and statements regarding business strategy and plans constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company's or the healthcare industry's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally, and in the regions in which the Company operates; industry capacity; demographic changes; existing laws and government regulations and changes in, or the failure to comply with, laws and governmental regulations; legislative proposals for healthcare reform; the ability to enter into managed care provider arrangements on acceptable terms; shifts from traditional Medicare payment arrangements to Medicare managed care programs, including capitated Medicare managed care programs; shifts from fee-for-service payment to capitated and other risk-based payment systems; changes in Medicare and Medicaid payments levels; liability and other claims asserted against the Company; competition; the loss of any significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, healthcare; changes in business strategy or development plans; the ability to attract and retain qualified personnel, including physicians and nurses; the Company's significant indebtedness; the availability of suitable acquisition opportunities and the length of time it takes to accomplish acquisitions; the Company's ability to integrate new businesses with its existing operations; the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities; the impact of Year 2000 issues; and other factors referenced in the Company's 1998 10-K, its other periodic reports or herein. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Tenet disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                            PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

     Material Developments in Previously Reported Legal Proceedings:

     There have been no material developments in the legal proceedings described in the Company's Annual Report on Form 10-K for its fiscal year ended May 31, 1998.

Items 2, 3 and 5 are not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's annual meeting of shareholders was held on October 7, 1998. The shareholders elected all of the Company's nominees for director. The shareholders approved the shareholder proposal regarding declassification of the Board of Directors and ratified the selection of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ended May 31, 1999. (KPMG Peat Marwick LLP subsequently changed its name to KPMG LLP.) The shareholders did not approve the shareholder proposal regarding Year 2000 disclosures. The votes were as follows:


     1.   Election of Directors              For                 Withheld
                                             ---                 --------
          Sanford Cloud, Jr.            280,777,781              2,196,674
          Maurice J. DeWald             280,839,442              2,135,013
          Raymond A. Hay                280,785,946              2,188,509

     2.   Shareholder proposal regarding Year 2000 disclosures:

          For:                                   22,590,574
          Against:                              231,194,413
          Abstaining:                             5,063,660

     3. Shareholder proposal regarding declassification of the Company's Board of Directors:

          For:                                  187,596,345
          Against:                               69,771,022
          Abstaining:                             1,481,280

     4.   Ratification of selection of KPMG Peat Marwick LLP:

          For:                                  278,215,579
          Against:                                4,617,678
          Abstaining:                               141,196

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          (3) Shareholder Rights Plan, adopted December 7, 1998 (incorporated by reference from the Company's Form 8-K filed with the Securities and Exchange Commission on December 11,
                    1998).

          (27.1) Financial Data Schedule for the six months ended November 30, 1998 (included only in the EDGAR filing).


     (b)  Reports on Form 8-K

          (i) Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 24, 1998.
          (ii) Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 11, 1998.

                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TENET HEALTHCARE CORPORATION
                                          (Registrant)

Date:  January 14, 1999                 /s/ TREVOR FETTER
                                   -----------------------------------
                                        Trevor Fetter
                                        Executive Vice President,
                                        Chief Financial Officer
                                        (Principal Financial Officer)


                                        /s/ RAYMOND L. MATHIASEN
                                   -----------------------------------
                                        Raymond L. Mathiasen
                                        Senior Vice President,
                                        Chief Accounting Officer
                                        (Principal Accounting Officer)