Form 10-Q
period 1999-02-28
TENET HEALTHCARE CORP
filed 1999-04-14
CIK 70318

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

                         FOR THE QUARTERLY PERIOD ENDED
                               FEBRUARY 28, 1999.

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

                         -----------------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES X NO
                                      ---   ---

     AS OF MARCH 31, 1999 THERE WERE 310,537,022 SHARES OF $0.075 PAR VALUE COMMON STOCK OUTSTANDING.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          TENET HEALTHCARE CORPORATION

                                      INDEX

                                                                                                           PAGE
                                                                                                       ------------

                          PART I. FINANCIAL INFORMATION
Item 1.       Financial Statements:


              Condensed Consolidated Balance Sheets - May 31, 1998
                  and February 28, 1999............................................................         2


              Condensed Consolidated Statements of Income - Three Months and Nine Months ended
                  February 28, 1998 and 1999.......................................................         4


              Condensed Consolidated Statements of Comprehensive Income - Nine Months ended
                  February 28, 1998 and 1999.......................................................         5


              Condensed Consolidated Statements of Cash Flows - Nine Months ended February 28,
                  1998 and 1999....................................................................         6


              Notes to Condensed Consolidated Financial Statements.................................         7


Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations........................................................         11


                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings....................................................................         20


Item 6.       Exhibits and Reports on Form 8-K.....................................................         20

              Signature............................................................................         21
-----------------

Note: Item 3 of Part I and Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                          TENET HEALTHCARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           MAY 31,        FEBRUARY 28,
                                                                                            1998              1999
                                                                                        ------------      ------------
                                                                                         (DOLLAR AMOUNTS IN MILLIONS)

                                    ASSETS

Current assets:
     Cash and cash equivalents................................................          $      23         $      61
     Short-term investments in debt securities................................                132               130
     Accounts receivable, less allowance for doubtful accounts ($191 at
         May 31 and $244 at February 28)......................................              1,742             2,303
     Inventories of supplies, at cost.........................................                214               244
     Deferred income taxes....................................................                275               166
     Other current assets.....................................................                504               418
                                                                                        ------------      ------------
              Total current assets............................................              2,890             3,322
                                                                                        ------------      ------------

Investments and other assets..................................................                515               524

Property and equipment, at cost...............................................              7,779             8,465
     Less accumulated depreciation and amortization...........................              1,765             2,033
                                                                                        ------------      ------------
     Net property and equipment...............................................              6,014             6,432
                                                                                        ------------      ------------

Intangible assets, at cost less accumulated amortization
     ($327 at May 31 and $420 at February 28).................................              3,414             3,607
                                                                                        ------------      ------------
                                                                                        $  12,833         $  13,885
                                                                                        ------------      ------------
                                                                                        ------------      ------------


    See accompanying Notes to Condensed Consolidated Financial Statements and
         Managements Discussion and Analysis of Financial Condition and
                             Results of Operations.

                          TENET HEALTHCARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        MAY 31,       FEBRUARY 28,
                                                                                         1998             1999
                                                                                     ------------     ------------
                                                                                      (DOLLAR AMOUNTS IN MILLIONS)

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt....................................           $      10        $      35
     Accounts payable.....................................................                 657              642
     Accrued employee compensation and benefits...........................                 355              377
     Accrued interest payable.............................................                 106               80
     Reserves related to discontinued operations, merger, facility
         consolidation and impairment charges.............................                 137               61
     Other current liabilities............................................                 502              650
                                                                                     ------------     ------------
              Total current liabilities...................................               1,767            1,845
                                                                                     ------------     ------------

Long-term debt, net of current portion....................................               5,829            6,496
Other long-term liabilities and minority interests........................               1,256            1,134
Deferred income taxes.....................................................                 423              437

Shareholders' equity:
     Common stock, $0.075 par value; authorized 700,000,000 shares; 313,044,417 shares issued at May 31 and 314,279,558 shares
         issued at February 28............................................                  23               24
     Other shareholders' equity...........................................               3,605            4,019
     Less common stock in treasury, at cost, 3,754,891 shares at May 31
         and 3,754,555 at February 28 ....................................                (70)             (70)
                                                                                     ------------     ------------
              Total shareholders' equity..................................               3,558            3,973
                                                                                     ------------     ------------
                                                                                     $  12,833        $  13,885
                                                                                     ------------     ------------
                                                                                     ------------     ------------

    See accompanying Notes to Condensed Consolidated Financial Statements and
         Managements Discussion and Analysis of Financial Condition and
                             Results of Operations.

                          TENET HEALTHCARE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

          THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 1998 AND 1999

                                                                   THREE MONTHS                 NINE MONTHS
                                                              -----------------------     -----------------------
                                                                1998          1999          1998          1999
                                                              ---------     ---------     ---------     ---------
                                                           (DOLLARS IN MILLIONS, EXCEPT PER SHARE AND SHARE AMOUNTS)

Net operating revenues...............................         $  2,564      $  2,822      $  7,324      $  7,938
                                                              ---------     ---------     ---------     ---------
Operating expenses:
     Salaries and benefits...........................            1,040         1,160         3,013         3,217
     Supplies........................................              365           403         1,016         1,104
     Provision for doubtful accounts.................              163           190           447           533
     Other operating expenses........................              518           611         1,516         1,710
     Depreciation....................................               89           109           257           307
     Amortization....................................               32            33            83            96
                                                              ---------     ---------     ---------     ---------
Operating income.....................................              357           316           992           971
                                                              ---------     ---------     ---------     ---------
Interest expense, net of capitalized portion.........             (114)         (122)         (344)         (360)
Investment earnings..................................                5             8            17            21
Minority interests in income of consolidated
     subsidiaries....................................               (6)            -           (19)           (5)
Gain from change in value of indexed debt............                -             -            18             -
                                                              ---------     ---------     ---------     ---------
Income before income taxes...........................              242           202           664           627
Taxes on income......................................              (94)          (78)         (262)         (241)
                                                              ---------     ---------     ---------     ---------
Net income...........................................         $    148      $    124      $    402      $    386
                                                              ---------     ---------     ---------     ---------
                                                              ---------     ---------     ---------     ---------

Basic earnings per share...............................       $   0.48      $   0.40      $   1.32      $   1.25
Diluted earnings per share.............................       $   0.47      $   0.40      $   1.29      $   1.23

Weighted average shares and dilutive securities
outstanding (in thousands):
     Basic.............................................        306,607       310,272       305,449       309,823
     Diluted...........................................        312,816       312,945       311,258       313,512



    See accompanying Notes to Condensed Consolidated Financial Statements and
         Managements Discussion and Analysis of Financial Condition and
                             Results of Operations.

                          TENET HEALTHCARE CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  NINE MONTHS ENDED FEBRUARY 28, 1998 AND 1999

                                                                                   1998           1999
                                                                               -----------    -----------
                                                                                     (IN MILLIONS)
Net income ...........................................................         $    402       $    386
Other comprehensive income (loss):
     Foreign currency translation adjustments.........................               -              2
     Unrealized net holding losses arising during period on securities
     held as available for sale.......................................              (47)            (3)
                                                                               -----------    -----------
     Other comprehensive loss before income taxes.....................              (47)            (1)
     Income tax benefit related to items of other comprehensive income               18              -
                                                                               -----------    -----------
     Other comprehensive loss.........................................              (29)            (1)
                                                                               -----------    -----------
Comprehensive income..................................................         $    373       $    385
                                                                               -----------    -----------
                                                                               -----------    -----------




    See accompanying Notes to Condensed Consolidated Financial Statements and
         Managements Discussion and Analysis of Financial Condition and
                             Results of Operations.

                          TENET HEALTHCARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED FEBRUARY 28, 1998 AND 1999

                                                                                            1998               1999
                                                                                         -----------       -----------
                                                                                                 (IN MILLIONS)
Cash flows from operating activities:
Recurring operations......................................................               $    444          $    352
Net expenditures for discontinued operations and non-recurring charges....                   (307)              (37)
                                                                                         -----------       -----------
            Net cash provided by operating activities.....................                    137               315

Cash flows from investing activities:
     Proceeds from sales of facilities and other assets...................                    162                19
     Collection of notes receivable.......................................                     25                 7
     Purchases of property and equipment..................................                   (371)             (401)
     Purchases of new businesses, net of cash acquired. ..................                   (679)             (470)
     Other items..........................................................                    (77)             (108)
                                                                                         -----------       -----------
         Net cash used in investing activities............................                   (940)             (953)
                                                                                         -----------       -----------

Cash flows from financing activities:
     Proceeds from borrowings.............................................                  1,916             4,660
     Payments of borrowings...............................................                 (1,189)           (3,998)
     Other items, primarily stock option exercises........................                     58                14
                                                                                         -----------       -----------
         Net cash provided by financing activities........................                    785               676
                                                                                         -----------       -----------

Net increase (decrease) in cash and cash equivalents......................                    (18)               38
Cash and cash equivalents at beginning of period..........................                     35                23
                                                                                         -----------       -----------
Cash and cash equivalents at end of period................................               $     17          $     61
                                                                                         -----------       -----------
                                                                                         -----------       -----------

Supplemental disclosures:
     Interest paid, net of amounts capitalized............................               $    338          $    378
     Income taxes paid, net of refunds received...........................                     11               (30)
     Fair value of common stock issued for purchase of new business.......                      9                 -
     Fair value of common stock tendered for note receivable..............                     16                 -



    See accompanying Notes to Condensed Consolidated Financial Statements and
         Managements Discussion and Analysis of Financial Condition and
                             Results of Operations.

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

2. During the nine months ended February 28, 1999, Tenet acquired ten general hospitals and related physician practices and certain other related businesses in transactions accounted for as purchases. The Company also sold one general hospital, closed another and combined the operations of two. The results of operations of the acquired businesses, which are not material, have been included in the Company's consolidated statements of income and cash flows from the dates of acquisition. In March, 1999, the Company acquired an 80% interest in two hospitals in Massachussetts in a transaction accounted for as a purchase and sold a 69-bed general hospital in California. The operations of the sold and closed businesses were also not material.

3. There have been no material changes to the description of professional and general liability insurance set forth in Note 9A or significant legal proceedings set forth in Note 9B of Notes to Consolidated Financial Statements of Tenet for its fiscal year ended May 31, 1998.

4. The following table presents a reconciliation of the Company's beginning and ending liability balances in connection with the reserves for merger, facility consolidation and impairment charges recorded in fiscal 1997 and 1998 by type of cost for the nine-month period ended February 28, 1999 (in millions):

                                                                           CASH
                                                                        PAYMENTS,
                                                                          NET OF                         BALANCES AT
                                           BALANCES AT     SPECIAL    FACILITY SALES                    FEBRUARY 28,
     RESERVES RELATED TO:                  MAY 31, 1998    CHARGES       PROCEEDS       OTHER ITEMS         1999
    -------------------------------------  ------------   ----------  -------------   -------------    ------------
     The OrNda Merger ..................   $      19            -     $       (9)              -       $      10

     Fiscal 1997 impairment losses......          10            -             (2)              -               8

     Estimated costs to sell or close
     facilities and lease accruals in
     1997 Plan..........................          57            -             (1)             (8)             48

     Fiscal 1998 impairment losses .....          42            -             (2)            (40)              0

     Estimated costs to sell or close
     hospitals in 1998 Plan.............          37            -             (2)              -              35

     Severance and other exit costs
     related to closure of home health
     agencies...........................          27            -            (15)                             12

     Termination of physician contracts.           9            -              -               -               9
                                           ------------   ----------  -------------   -------------    ------------
          Total.........................   $     201      $     0     $      (31)     $      (48)      $     122

     Less amounts included in long-term
     liabilities........................         (94)                                                        (65)
                                           ------------                                                ------------
     Current portion of reserves
     related to merger, facility
     consolidation and impairment
     charges ...........................         107                                                          57

     Plus current portion of reserve
     for discontinued operations........          30                                                           4
                                           ------------                                                ------------
     Amount shown on
     consolidated
     balance sheets.....................   $     137                                                   $      61
                                           ------------                                                ------------
                                           ------------                                                ------------

     The non-cash transactions above consisted primarily of asset write-off's as facilities were closed, sold or converted to alternate uses. Cash payments to be applied against these accruals are expected to approximate $29 million in the remainder of fiscal 1999 and $85 million thereafter.

5. The following is a reconciliation of the numerators and the denominators of the Company's basic and diluted earnings per share computations for the three months and nine months ended February 28, 1998 and 1999. Income is expressed in millions and weighted average shares are expressed in thousands:

                                                        1998                                  1999
                                      --------------------------------------- ----------------------------------------
                                                      WEIGHTED                               WEIGHTED
                                                      AVERAGE                                AVERAGE
                                        INCOME         SHARES      PER-SHARE    INCOME        SHARES        PER-SHARE
              THREE MONTHS            (NUMERATOR)   (DENOMINATOR)    AMOUNT   (NUMERATOR)  (DENOMINATOR)     AMOUNT
    --------------------------------  -----------   ------------  ----------- -----------   ------------  ------------
     Net income.....................  $    148                                $     124
                                      -----------                             ------------
     Basic earnings per share:

        Income available to common
          shareholders..............  $    148        306,607     $   0.48    $     124        310,272    $    0.40
                                                                  -----------                             ------------
                                                                  -----------                             ------------
     Effect of dilutive stock
     options and warrants...........         -          6,209                         -         2,673
                                      -----------   ------------              -----------   ------------
     Diluted earnings per share:

        Income available to common
          shareholders..............  $    148        312,816     $   0.47    $    124        312,945     $    0.40
                                      -----------   ------------  ----------- -----------   ------------  ------------
                                      -----------   ------------  ----------- -----------   ------------  ------------

     Outstanding options to purchase 45,000 and 18,224,951 shares of common stock were not included in the computation of earnings per share for the three-month periods ended February 28, 1998 and 1999, respectively, because the options' exercise prices were greater than the average market price of the common stock.

                                                           1998                                       1999
                                      ------------------------------------------  ------------------------------------------
                                                         WEIGHTED                                   WEIGHTED
                                                         AVERAGE                                    AVERAGE
                                         INCOME           SHARES      PER-SHARE      INCOME          SHARES       PER-SHARE
               NINE MONTHS             (NUMERATOR)     (DENOMINATOR)    AMOUNT     (NUMERATOR)    (DENOMINATOR)     AMOUNT
    --------------------------------  --------------   ------------  -----------  -------------   ------------   -----------
     Net income.....................  $       402                                 $      386
                                      --------------                              -------------
                                      --------------                              -------------
     Basic earnings per share:
        Income available to common
          shareholders..............  $       402        305,449     $   1.32     $      386        309,823      $   1.25
                                                                     -----------                                 -----------
                                                                     -----------                                 -----------
     Effect of dilutive stock
        options and warrants........            -          5,809                           -          3,689
                                      --------------   ------------               -------------   ------------
     Diluted earnings per share:

        Income available to common
          shareholders..............  $       402        311,258     $   1.29     $      386        313,512      $   1.23
                                      --------------   ------------  -----------  -------------   ------------   -----------
                                      --------------   ------------  -----------  -------------   ------------   -----------

     Outstanding options to purchase 46,400 and 11,275,506 shares of common stock were not included in the computation of earnings per share for the nine-month periods ended February 28, 1998 and 1999, respectively, because the options' excercise prices were greater than the average market price of the common stock.

6. The following table sets forth the tax effects allocated to each component of other comprehensive income for the nine months ended February 28, 1998 and 1999:

                                                          1998                              1999
                                          ----------------------------------- -----------------------------------
                                                                                             TAX
                                            BEFORE-       TAX        NET-OF-    BEFORE-    (EXPENSE)    NET-OF-
                                             TAX       (EXPENSE)      TAX         TAX         OR          TAX
                                            AMOUNT     OR BENEFIT    AMOUNT      AMOUNT     BENEFIT      AMOUNT
                                          ----------- ----------- ----------- ----------- ------------ ----------
                                                                      (IN MILLIONS)
     Foreign currency translation
          adjustment                      $       -   $       -   $       -   $       2   $       (1)  $      1

     Unrealized holding gains (losses)
          on securities                         (47)         18         (29)         (3)           1         (2)
                                          ----------- ----------- ----------- ----------- ------------ ----------
     Other comprehensive income (loss)    $     (47)  $      18   $     (29)  $      (1)  $        -   $     (1)
                                          ----------- ----------- ----------- ----------- ------------ ----------
                                          ----------- ----------- ----------- ----------- ------------ ----------

     The following table sets forth the accumulated other comprehensive income balances, by component, as of February 28, 1998 and 1999:

                                                 1998                                      1999
                               ------------------------------------------ -------------------------------------------
                                              UNREALIZED    ACCUMULATED                  UNREALIZED     ACCUMULATED
                                  FOREIGN       GAINS          OTHER        FOREIGN        GAINS           OTHER
                                  CURRENCY   (LOSSES) ON   COMPREHENSIVE   CURRENCY     (LOSSES) ON    COMPREHENSIVE
                                   ITEMS      SECURITIES   INCOME (LOSS)     ITEMS       SECURITIES        INCOME
                               ------------ ------------- --------------- ------------ -------------- ---------------
                                                                  (IN MILLIONS)
     Beginning balance          $        -   $       28    $         28             -   $        50    $         50
     Current-period change               -          (29)            (29)            1            (2)             (1)
                               ------------ ------------- --------------- ------------ -------------- ---------------
     Ending balance             $        -   $       (1)   $         (1)  $         1   $        48    $         49
                               ------------ ------------- --------------- ------------ -------------- ---------------
                               ------------ ------------- --------------- ------------ -------------- ---------------

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

     Income before income taxes was $242 million in the quarter ended February 28, 1998 and $202 million in the quarter ended February 28, 1999. For the nine-month periods ended February 28, 1998 and 1999, income before income taxes was $664 million and $627 million, respectively. The 1998 figures include an $18 million gain from changes in indexed debt recorded in the November 1997 quarter. The gain amounted to $11 million after tax, or $0.03 per share.

     The following is a summary of operations for the three months and nine months ended February 28, 1998 and 1999:

                                                                     THREE MONTHS ENDED FEBRUARY 28,
                                                    ------------------------------------------------------------------
                                                         1998             1999             1998              1999
                                                    -------------     -------------    -------------     -------------
                                                         (DOLLARS IN MILLIONS)          (% OF NET OPERATING REVENUES)
Net operating revenues:
     Domestic general hospitals...........            $  2,331          $  2,581            90.9%             91.5%
     Other domestic operations ...........                 233               241             9.1%              8.5%
                                                    -------------     -------------    -------------     -------------
Net operating revenues....................               2,564             2,822           100.0%            100.0%
                                                    -------------     -------------    -------------     -------------
Operating expenses:
     Salaries and benefits................              (1,040)           (1,160)           40.6%             41.1%
     Supplies.............................                (365)             (403)           14.2%             14.3%
     Provision for doubtful accounts......                (163)             (190)            6.4%              6.7%
     Other operating expenses.............                (518)             (611)           20.2%             21.6%
     Depreciation.........................                 (89)             (109)            3.5%              3.9%
     Amortization.........................                 (32)              (33)            1.2%              1.2%
                                                    -------------     -------------    -------------     -------------
Operating income..........................            $    357          $    316            13.9%             11.2%
                                                    -------------     -------------    -------------     -------------
                                                    -------------     -------------    -------------     -------------

                                                                     NINE MONTHS ENDED FEBRUARY 28,
                                                   ------------------------------------------------------------------
                                                       1998              1999              1998              1999
                                                   -------------     -------------    -------------     -------------
                                                        (DOLLARS IN MILLIONS)          (% OF NET OPERATING REVENUES)
Net operating revenues:
     Domestic general hospitals...........           $  6,652          $  7,234            90.8%             91.1%
     Other domestic operations ...........                672               704             9.2%              8.9%
                                                   -------------     -------------    -------------     -------------
Net operating revenues....................              7,324             7,938           100.0%            100.0%
                                                   -------------     -------------    -------------     -------------
Operating expenses:
     Salaries and benefits................             (3,013)           (3,217)           41.1%             40.5%
     Supplies.............................             (1,016)           (1,104)           13.9%             13.9%
     Provision for doubtful accounts......               (447)             (533)            6.1%              6.7%
     Other operating expenses.............             (1,516)           (1,710)           20.7%             21.6%
     Depreciation.........................               (257)             (307)            3.5%              3.9%
     Amortization.........................                (83)              (96)            1.1%              1.2%
                                                   -------------     -------------    -------------     -------------
Operating income..........................           $    992          $    971            13.5%             12.2%
                                                   -------------     -------------    -------------     -------------
                                                   -------------     -------------    -------------     -------------

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

     The table below sets forth certain selected historical operating statistics for the Company's domestic general hospitals:

                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                  FEBRUARY 28,                          FEBRUARY 28,
                                      -------------------------------------  ------------------------------------
                                                                 INCREASE                              INCREASE
                                          1998        1999      (DECREASE)       1998       1999      (DECREASE)
                                      ----------- ------------ ------------  ----------- ----------- ------------
Number of hospitals (at end of
period).............................         125          129          4   *        125         129          4    *

Licensed beds (at end of period)....      28,433       30,471         7.2%       28,433      30,471         7.2%

Net inpatient revenues (in millions)   $   1,564   $    1,725        10.3%   $    4,316  $    4,737         9.8%

Net outpatient revenues (in
millions)...........................   $     724   $      807        11.5%   $    2,198  $    2,348         6.8%

Admissions..........................     230,955      248,646         7.7%      649,797     689,312         6.1%

Equivalent admissions...............     326,322      351,849         7.8%      943,733     996,683         5.6%

Average length of stay (days).......         5.3          5.2        (0.1) *        5.2         5.2          -

Patient days........................   1,230,830    1,304,313         6.0%    3,385,081   3,554,223         5.0%

Equivalent patient days.............   1,728,411    1,832,782         6.0%    4,876,520   5,094,834         4.5%

Net inpatient revenue per patient
day.................................   $   1,271   $    1,323         4.1%   $    1,275  $    1,333         4.5%

Net inpatient revenue per admission.   $   6,772   $    6,938         2.5%   $    6,642  $    6,872         3.5%

Utilization of licensed beds........       48.3%        47.6%        (0.7)%*      44.1%       44.9%         0.8%  *

Outpatient visits...................   2,542,908    2,372,360        (6.7)%   7,837,645   7,119,700        (9.2)%

*    The change is the difference between 1998 and 1999 amounts shown.

     The table below sets forth certain selected operating statistics for the Company's domestic general hospitals on a same-store basis:

                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                  FEBRUARY 28,                          FEBRUARY 28,
                                      -------------------------------------  ------------------------------------
                                                                 INCREASE                              INCREASE
                                         1998         1999      (DECREASE)       1998       1999      (DECREASE)
                                      ----------- ------------ ------------  ----------- ----------- ------------
Average licensed beds...............      25,730       25,645       (0.3)%       25,924      25,738       (0.7)%

Patient days........................   1,192,926    1,160,418       (2.7)%    3,248,859   3,235,849       (0.4)%

Net inpatient revenue per patient     $    1,282   $    1,295        1.0%   $     1,282  $    1,309        2.1%
day.................................

Admissions..........................     224,261      222,867       (0.6)%      625,595     634,088        1.4%

Net inpatient revenue per admission.  $    6,819   $    6,742       (1.1)%  $     6,659  $    6,680        0.3%

Outpatient visits...................   2,455,038    2,093,542      (14.7)%    7,493,076   6,495,401      (13.3)%

Average length of stay (days).......         5.3          5.2       (0.1)  *        5.2         5.1       (0.1)  *

*    The change is the difference between 1998 and 1999 amounts shown.

     In the year-ago period, volumes, as measured by same-store admissions and outpatient visits, were high in December and January due to a severe flu season in many of the Company's markets. This phenomena did not repeat itself in those months in the current year, although same-store admissions improved 5.2% in the month of February 1999 over February 1998.

     Changes in Medicare payments mandated by the Balanced Budget Act of 1997 (the "1997 Act"), which became effective October 1, 1997, as well as certain proposed changes to various states' Medicaid programs, have reduced and will continue to reduce revenues and earnings significantly as these changes are phased in over the next two years. The most significant changes were phased in by October 1, 1998. The Medicare program accounted for approximately 37.8% of the net patient revenues of the Company's domestic general hospitals for the quarter ended February 28, 1998 and 34.5% for the current quarter. For the nine-month periods ended February 28, 1998 and 1999, the percentages were 38.0% and 34.5%, respectively.

     The Company continues to experience increases in inpatient acuity and intensity of services as less intensive services shift from an inpatient to an outpatient basis or to alternative healthcare delivery services because of technological and pharmaceutical improvements and continued pressures by payors to reduce admissions and lengths of stay. In spite of the historical shifts from inpatient to outpatient services, the Company experienced a 6.7% decline in the number of outpatient visits during the quarter ended February 28, 1999 (a 14.7% decline on a same-store basis) compared to the year-ago quarter and a 9.2% decline for the corresponding nine-month periods (a 13.3% decline on a same-store basis). In response to the changes in Medicare payments to home health agencies mandated by the 1997 Act, the Company has consolidated certain home health agencies, closed others and begun to increase the number of higher intensity home visits, which resulted in fewer total home health care visits. Excluding home health care visits for both periods, outpatient visits increased approximately 9.2% over the year-ago quarter. For the nine- month periods, the increase was approximately 7.9%.

     Pressures to control healthcare costs and a shift from traditional Medicare after the 1997 Act was enacted have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans. The percentage of net patient revenues of the Company's domestic general hospitals attributable to managed care increased from approximately 33.7% for the three months ended February 28, 1998 to approximately 38.4% for the current quarter. For the corresponding nine-month periods managed care increased from 32.9% to 37.1%. The Company anticipates that its managed care business will continue to increase in the future. The Company generally receives lower payments per patient from managed care payors than it does from traditional indemnity insurers. In certain instances, the Company also is assuming a greater share of risk by entering into capitated arrangements with managed care payors and employers. Under capitation, the Company receives a certain amount for each person enrolled in a plan and assumes the risks and rewards of meeting the healthcare needs of those persons so enrolled. The Company purchases insurance to cover a portion of the cost of meeting the healthcare needs of those covered. Approximately 5.5% of the Company's revenues were derived from capitated arrangements in the quarter ended February 28, 1999, compared to 4.8% in the quarter ended February 28, 1998.

     To address the effect of reduced payments for services, while continuing to provide quality care to patients, the Company has implemented strategies to reduce inefficiencies, create synergies, obtain additional business and control costs. Such strategies include hospital cost-control programs and overhead reduction plans and the formation and enhancement of integrated healthcare delivery systems. Implementation of additional cost-control programs and other operating efficiencies may be undertaken in the future to offset the reduced payments under the 1997 Act and the shift from traditional Medicare to managed care. In March 1999, the Company announced a revised management structure arranging the Company's hospitals in three divisions instead of two. Under this new organization, each division will oversee 30 to 40 hospitals instead of 60 to
70. The Company expects to incur severance and other special charges as these programs are implemented in its fourth quarter ending May 31, 1999.

     Net operating revenues from the Company's other domestic operations were $233 million for the three months ended February 28, 1998, compared to $241 million for the current quarter. For the nine-month periods ended February 28, 1998 and 1999, net operating revenues from other domestic operations were $672 million and $704 million, respectively. The increase for the nine months relates primarily to growth in the first quarter of fiscal 1999 of its physician practices, essentially all of which were acquired as part of hospital acquisitions, offset in the second quarter by the effects of November 1997 sales of one specialty and two rehabilitation hospitals.

     Salaries and benefits expense as a percentage of net operating revenues was 40.6% in the quarter ended February 28, 1998 and 41.1% in the current quarter. This increase was primarily due to (a) lower than anticipated revenue and (b) seasonal hiring factors. Salaries and benefits expense as a percentage of net operating revenues for the prior and current nine-month periods were 41.1% and 40.5%. This decrease is primarily the result of continuing cost control measures and the outsourcing of certain hospital services. (See discussion of other operating expenses below.)

     Supplies expense as a percentage of net operating revenues was 14.2% in the quarter ended February 28, 1998 and 14.3% in the current quarter. Supplies expense as a percentage of net operating revenues for both the prior and current nine-month periods was 13.9%. The slight overall increase in the quarter primarily was due to higher supplies expenses at recently acquired facilities. The Company continues to focus on reducing supplies expense through incorporating acquired facilities into the Company's existing group-purchasing program and by developing and expanding various programs designed to improve the purchasing and utilization of supplies.

     The provision for doubtful accounts as a percentage of net operating revenues was 6.7% in the current quarter, down from 7.2% in the quarter ended November 30, 1998. It was 6.4% for the quarter ended February 28, 1998. The provision for doubtful accounts as a percentage of net operating revenues for the prior and current nine-month periods was 6.1% and 6.7%, respectively. Management believes the rise in bad debts is generally attributable to a number of factors, including (a) the continuing shift of business from traditional Medicare, which has no associated bad debts, to managed care, (b) a rise in the volume of care provided to uninsured patients in certain of the Company's hospitals, and (c) conversions of patient accounting systems at hospitals acquired over the past two years. Although management is unable to quantify the effect of each factor, management believes that, to the extent that the Company continues to experience a fundamental shift in its payor mix, this expense is likely to remain at higher levels than in past years. The Company is taking a series of actions to mitigate these recent increases in bad debt expense. In March 1999, the Company announced the creation of a new, corporate-level department combining all patient billing and account collection activities in order to improve collection of receivables, accelerate payments from managed care payors, standardize and improve billing systems and develop best practices in the patient admission and registration process. The Company is also strengthening its medical eligibility programs, as well as its business office and related operations, including admitting, medical records and coding, and the recruitment, training and compensation of business office staff. In certain markets, the Company is placing employees on-site at managed care claims processing centers to expedite payment. In certain circumstances, the Company also is obtaining advance payments from managed care payors experiencing claims processing or system problems.

     Other operating expenses as a percentage of net operating revenues were 20.2% for the quarter ended February 28, 1998 and 21.6% for the quarter ended February 28, 1999. For the prior and current nine-month periods, the percentages were 20.7% and 21.6%, respectively. The increase in the nine-month period was due primarily to increases in medical and other professional fees, including new consolidated laboratory fees. These new fees are offset by reductions in salaries and benefits, as certain of the Company's general hospitals consolidated and outsourced laboratory, dietary, house keeping and other services.

     Depreciation and amortization expense as a percentage of net operating revenues was 4.7% in the quarter ended February 28, 1998, and 5.1% in the current quarter. Depreciation and amortization expense as a percentage of net operating revenues for the prior and current nine-month periods was 4.6% and 5.1%, respectively. The increase is primarily due to hospital acquisitions and capital expenditures.

     Interest expense, net of capitalized interest, was $114 million in the quarter ended February 28, 1998 and $122 million in the current quarter. For the prior and current nine-month periods, it was $344 million and $360 million, respectively. The increase is primarily due to increased borrowings for acquisitions offset by the effect of interest rate reductions during these periods.

     Taxes on income as a percentage of income before income taxes were 38.8% for the three months ended February 28, 1998 and 38.6% in the current quarter. The decrease in the tax rate is primarily due to the utilization of certain operating loss carryforwards, reduced exposure to tax contingencies and, to a lesser extent, the reduced impact of non-deductible goodwill amortization and certain benefits from charitable contributions. The Company currently expects its tax rate for the year ended May 31, 1999 to be approximately 38.5%.

     On November 10, 1998, subsidiaries of the Company purchased eight general hospitals with 2,484 licensed beds and certain other assets in the Philadelphia, Pennsylvania area from the Allegheny Health Education and Research Foundation. The purchase price was approximately $360 million (including the effect of certain working capital and other adjustments), which the Company borrowed under its existing bank credit facility. Based on information presently available and management's assumptions as to future performance, the Company expects this acquisition to be dilutive to its earnings per share in fiscal 1999 by approximately $0.05 per share. Dilution through February 28, 1999 was $.03 per share.

     In April 1999, the Company, as part of the strategic initiatives noted above to improve operations, announced preliminary plans for a possible sale of approximately 20 hospitals that may not fit the Company's strategic profile. Proceeds from any sales will be used to reduce long-term debt. Because the sales plan is still subject to significant change and a potential buyer or buyers have not yet been identified, the Company cannot presently estimate the effect of these transactions on future operations or financial position.

     In conjunction with the preparation of the Company's annual business plan in April and May 1999, the Company will obtain sufficient information to enable it to complete an ongoing analysis to determine whether the carrying values of any of the long-lived assets of its hospitals, physician practices and home health agencies are impaired as of May 31, 1999. Facilities whose cash flows are negative in fiscal 1999 or trending significantly downward over the last three years will be selected for further impairment analysis. The Company may recognize (a) gains or losses on the hospitals being offered for sale in the planned transaction described above and (b) additional impairment charges in its fourth quarter ending May 31, 1999, depending on the progress of the sales transaction, if any, and the impairment analysis of the other hospitals, physician practices and home health agencies.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity for the nine months ended February 28, 1999 was derived primarily from borrowings under the Company's unsecured revolving bank credit agreement (the "Credit Agreement") and net cash provided by operating activities. Net cash provided by operating activities for the nine months ended February 28, 1998 was $137 million after expenditures of $307 million for discontinued operations, merger, facility consolidation and impairment charges. The expenditures in 1998 include the settlement of significant litigation relating to the Company's discontinued psychiatric business. Net cash provided by operating activities for the nine months ended February 28, 1999 was $315 million after net expenditures of $37 million for discontinued operations, merger, facility consolidation and impairment charges.

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

     Proceeds from borrowings under the Credit Agreement were $4.7 billion during the nine months ended February 28, 1999 compared to $1.9 billion in the prior year period. Loan repayments under the Credit Agreement were $4.0 billion in the current nine-month period compared to $1.0 billion in the period ended February 28, 1998.

     Cash payments for property and equipment were $401 million in the nine months ended February 28, 1999, compared to $371 million in the prior nine-month period. The Company expects to spend approximately $500 million to $600 million annually on capital expenditures, before any significant acquisitions of facilities and other healthcare operations and before an estimated $240 million in remaining commitments to fund the construction of two new hospitals over the next three years. Such capital expenditures primarily relate to the development of integrated healthcare systems in selected geographic areas, design and construction of new buildings, expansion and renovation of existing facilities, equipment and systems additions and replacements, introduction of new medical technologies and various other capital improvements.

     Purchases of new businesses, net of cash acquired, were $470 million in the nine months ended February 28, 1999 and $679 million for the nine months ended February 28, 1998. These acquisitions were financed substantially by borrowings under the Credit Agreement. The Company does not expect its acquisition activity to continue at these levels.

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

     The Company's strategy continues to include the prudent development of integrated healthcare delivery systems, including the acquisition of general hospitals and related ancillary healthcare businesses or joining with others to develop integrated healthcare delivery systems. All or portions of this development may be financed by net cash provided by operating activities, the availability of credit under the Credit Agreement, the sale of assets and, depending on capital market conditions and to the extent permitted by the restrictive covenants of the Credit Agreement and the indentures governing the Company's senior and senior subordinated notes, other borrowings or the sale of equity securities. The Company's unused borrowing capacity under the Credit Agreement was $507 million as of April 9, 1999.

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

     The continuing challenge facing the Company and the healthcare industry as a whole is to continue to provide quality patient care in an environment of rising costs, strong competition for patients and a general reduction of payment rates by both private and government payors. Because of national, state and private industry efforts to reform healthcare delivery and payment systems, the healthcare industry as a whole faces increased uncertainty. The Company is unable to predict whether any other healthcare legislation at the federal and/or state level will be passed in the future and what action it may take in response to such legislation, but it continues to monitor all proposed legislation and analyze its potential impact in order to formulate its future business strategies.

THE YEAR 2000 ISSUE

     The Company is continuing its six-phase Year 2000 compliance program described in its Annual Report on Form 10-K for its fiscal year ended May 31, 1998 (the "1998 10-K"). The first phase of the program, conducting an inventory of systems and programs that may be affected by the Year 2000 issue, has been substantially completed for both its information technology systems ("IT Systems") and for its non-IT Systems such as bio-medical equipment ("Non-IT Items"). The second phase, assessment of how the Year 2000 issues may affect each piece of equipment and system, also has been substantially completed for both the IT Systems and Non-IT Items. Phases three through six (planning corrections of any problems discovered, executing the plans developed, testing the corrections and implementing the corrections) have already commenced and will run concurrently through the fall of calendar 1999 for both IT-Systems and Non-IT Items.

     The costs the Company has incurred to date in connection with its Year 2000 compliance program amount to approximately $25 million. Although the Company has not yet completed its evaluation of the full scope of the Year 2000 issues facing its systems and programs, based on the information currently available, the Company estimates that its total cost for addressing all Year 2000 issues will be approximately $100 million, substantially all of which will be accounted for as capital expenditures. The Company cautions that its estimate is based on the information available to the Company at this time. As noted above, the Company has not yet completed its evaluation of the full scope of its Year 2000 issues and its estimate of the costs it may incur may change as it receives more complete information.

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

     The Company is continuing to develop contingency plans to address any Year 2000 issues that do arise. As part of its Year 2000 compliance program, the Company is in the process of evaluating every IT System and Non-IT Item in each of its offices, hospitals and other facilities. Since any piece of equipment that is not Year 2000 compliant will be made compliant, replaced or taken out of service, the Company does not expect the Year 2000 Issues to have an adverse impact on patient care. Furthermore, the Company has developed or is developing a back-up plan for each piece of critical equipment in case it unexpectedly fails. Many contingency plans already are in place since contingency plans are required in order for a hospital to obtain and retain its license. The Company's contingency plans also include plans to address third parties' Year 2000 issues that may arise. Examples include (i) making certain that each hospital's back-up power generator is operational if there is a power failure, (ii) if the Company does not receive assurance that delivery of key medical supplies will not be interrupted by Year 2000 issues, the Company will identify reliable alternative sources for those supplies or will make appropriate alternative arrangements, and (iii) if regular payments from a principal payor might be adversely affected by Year 2000 issues, the Company will endeavor to negotiate an alternative payment system.

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

Items 2, 3,4 and 5 are not applicable.

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits.

             (27.1) Financial Data Schedule for the nine months ended February
                    28, 1999 (included only in the EDGAR filing).

             (99.1) Amendment No. 2 to Credit Agreement, dated as of March 16,
                    1999.

             (99.2) Restated Bylaws of Tenet Healthcare Corporation, amended and restated as of March 10, 1999.


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

                                   TENET HEALTHCARE CORPORATION
                                              (Registrant)

Date:  April 14, 1999                       /s/ TREVOR FETTER
                             ---------------------------------------------------
                                              Trevor Fetter
                                        Office of the President,
                             Chief Corporate Officer and Chief Financial Officer
                                      (Principal Financial Officer)


                                        /s/ RAYMOND L. MATHIASEN
                             ---------------------------------------------------
                                          Raymond L. Mathiasen
                                        Executive Vice President,
                                        Chief Accounting Officer
                                      (Principal Accounting Officer)