Form 10-K/A
period 1998-05-31
TENET HEALTHCARE CORP
filed 1999-04-28
CIK 70318

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

                      TITLE OF EACH CLASS                              NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock...................................................                 New York Stock Exchange
                                                                                 Pacific Stock Exchange
Preferred Stock Purchase Rights................................                 New York Stock Exchange
                                                                                 Pacific Stock Exchange
9 6/8% Senior Notes due 2002...................................                 New York Stock Exchange
7 7/8% Senior Note due 2003....................................                 New York Stock Exchange
8 5/8% Senior Notes due 2003...................................                 New York Stock Exchange
6% Exchangeable Subordinated Notes due 2005....................                 New York Stock Exchange
8% Senior Notes due 2005.......................................                 New York Stock Exchange
10 1/8% Senior Subordinated Notes due 2005.....................                 New York Stock Exchange
8 5/8% Senior Subordinated Notes due 2007......................                 New York Stock Exchange

                           --------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/    No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. /X/

    As of July 31, 1998, there were 309,356,363 share of Common Stock outstanding. The aggregate market value of the share of Common Stock held by non-affiliates of the Registrant, based on the closing price of these shares on the New York Stock Exchange, was $9,255,609,225. For the purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

    Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1998 have been incorporated by reference in Parts I, II and IV of this Report. Portions of the definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA

    The following tables set forth selected historical financial data and other operating information for Tenet for each of the fiscal years in the five-year period ended May 31, 1998. The selected financial information for each of the five annual periods has been derived from the Consolidated Financial Statements, which have been audited by KPMG LLP, independent auditors for Tenet, and from the underlying accounting records. The report of KPMG LLP covering the Consolidated Financial Statements refers to a change in the method of accounting for income taxes in fiscal 1994.

    All information contained in the following tables should be read in conjunction with "Management's Discussion and Analysis" and with the Consolidated Financial Statements and related notes included herein. Certain amounts derived from the consolidated statements of operations have been reclassified to conform with the presentation below.

                                                                                  YEARS ENDED MAY 31,
                                                            ---------------------------------------------------------------
                                                               1994         1995         1996         1997
                                                            (RESTATED)   (RESTATED)   (RESTATED)   (RESTATED)      1998
                                                            -----------  -----------  -----------  -----------  -----------
                                                                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS:
Net operating revenues....................................   $   4,218    $   5,161    $   7,706    $   8,691    $   9,895
Operating expenses:
  Salaries and benefits...................................       1,868        2,170        3,139        3,595        4,052
  Supplies................................................         498          668        1,056        1,197        1,375
  Provision for doubtful accounts.........................         193          260          436          498          588
  Other operating expenses................................         952        1,189        1,658        1,878        2,071
  Depreciation............................................         199          232          319          335          347
  Amortization............................................          25           44          100          108          113
  Merger, facility consolidation, impairment and other
    charges...............................................         110           37           86          619          221
                                                            -----------  -----------  -----------  -----------  -----------
Operating income..........................................         373          561          912          461        1,128
Interest expense, net of capitalized portion..............        (157)        (251)        (425)        (417)        (464)
Investment earnings.......................................          31           32           27           26           22
Equity in earnings of unconsolidated affiliates...........          27           43           25            1           --
Minority interests in income of consolidated
  subsidiaries............................................         (12)         (10)         (30)         (27)         (22)
Net gains (losses) on disposals of facilities and
  long-term investments...................................          42           31          346          (18)         (17)
                                                            -----------  -----------  -----------  -----------  -----------
Income from continuing operations before income taxes.....         304          406          855           26          647
Taxes on income...........................................        (141)        (128)        (373)         (89)        (269)
                                                            -----------  -----------  -----------  -----------  -----------
Income (loss) from continuing operations..................   $     163    $     278    $     482    $     (63)   $     378
                                                            -----------  -----------  -----------  -----------  -----------
                                                            -----------  -----------  -----------  -----------  -----------
Basic earnings (loss) per common share from continuing
  operations..............................................   $    0.74    $    1.17    $    1.71    $   (0.21)   $    1.23
                                                            -----------  -----------  -----------  -----------  -----------
                                                            -----------  -----------  -----------  -----------  -----------
Diluted earnings (loss) per common share from continuing
  operations..............................................   $    0.73    $    1.12    $    1.65    $   (0.21)   $    1.22
                                                            -----------  -----------  -----------  -----------  -----------
                                                            -----------  -----------  -----------  -----------  -----------
Cash dividends per common share...........................   $    0.12           --           --           --           --
                                                            -----------  -----------  -----------  -----------  -----------
                                                            -----------  -----------  -----------  -----------  -----------

                                                                                   AS OF MAY 31,
                                                               -----------------------------------------------------
                                                                 1994       1995       1996       1997       1998
                                                               ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
Working capital (deficit)....................................  $    (190) $     273  $     499  $     621  $   1,182
Total assets.................................................      5,543      9,787     10,768     11,606     12,774
Long-term debt, excluding current portion....................      1,290      4,287      4,421      5,022      5,829
Shareholders' equity (1994-1997 restated)....................      1,642      2,385      3,267      3,224      3,558
Book value per common share..................................  $    7.31  $    9.15  $   11.09  $   10.65  $   11.50

    In September 1998, the Company filed with the Commission a registration statement for a debt exchange offer. The staff of the Commission reviewed and commented on that registration statement, and in response to the staff's comments regarding the classification of certain expenses incurred in connection with the OrNda Merger and the classification of certain facility consolidation and impairment charges, the Company has restated its consolidated financial statements for the years ended May 31, 1994 through 1997 to correctly present the effects of conforming accounting changes. The Company has allocated $121 million of expenses originally included in fiscal 1997's merger, facility consolidation and impairment charges (a) to other operating expense line items within fiscal 1997 or (b) to earlier periods as follows: $10 million to other operating expenses in fiscal 1994; $11 million to other operating expenses in fiscal 1995; $12 million to other operating expenses, $5 million to provision for doubtful accounts, and $9 million to salaries and benefits in fiscal 1996; $49 million to other operating expenses, $4 million to provision for doubtful accounts, and $21 million to salaries and benefits in fiscal 1997. The Company also restated the effect of a $19 million reduction of an income tax valuation allowance related to OrNda from fiscal year 1997 to fiscal year 1995.

    The Selected Financial Data above has been restated to reflect these changes, all of which relate to the financial statements of OrNda for periods prior to the January 1997 merger. The Company also has reclassified certain May 31, 1997 and 1998 balance sheet items previously included in reserves related to discontinued operations, merger, facility consolidation and impairment charges and other long-term liabilities to other assets, property and equipment and costs in excess of net assets acquired. The effects of these changes on previously reported consolidated statements of operations are shown below (dollars in millions, except for per share amounts):

                                                                        1994                      1995
                                                              ------------------------  ------------------------
                                                              AS REPORTED  AS RESTATED  AS REPORTED  AS RESTATED
                                                              -----------  -----------  -----------  -----------
Other operating expenses....................................   $     942    $     952    $   1,178    $   1,189
Operating income............................................         383          373          572          561
Income from continuing operations before income taxes.......         314          304          417          406
Taxes on income.............................................        (145)        (141)        (151)        (128)
                                                              -----------  -----------  -----------  -----------
Income from continuing operations...........................   $     169    $     163    $     266    $     278
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------
Basic earnings per common share from continuing
  operations................................................   $    0.77    $    0.74    $    1.12    $    1.17
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------
Diluted earnings per common share from continuing
  operations................................................   $    0.75    $    0.73    $    1.07    $    1.12
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------

                                                                        1996                      1997
                                                              ------------------------  ------------------------
                                                              AS REPORTED  AS RESTATED  AS REPORTED  AS RESTATED
                                                              -----------  -----------  -----------  -----------
Salaries and benefits.......................................   $   3,130    $   3,139    $   3,574    $   3,595
Provision for doubtful accounts.............................         431          436          494          498
Other operating expenses....................................       1,646        1,658        1,829        1,878
Merger, facility consolidation and impairment charges.......          86           86          740          619
Operating income............................................         938          912          414          461
Income (loss) from continuing operations before income
  taxes.....................................................         881          855          (21)          26
Taxes on income.............................................        (383)        (373)         (52)         (89)
                                                              -----------  -----------  -----------  -----------
Income (loss) from continuing operations....................   $     498    $     482    $     (73)   $     (63)
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------
Basic earnings (loss) per common share from continuing
  operations................................................   $    1.77    $    1.71    $   (0.24)   $   (0.21)
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------
Diluted earnings (loss) per common share from continuing
  operations................................................   $    1.70    $    1.65    $   (0.24)   $   (0.21)
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The healthcare industry continues to undergo tremendous change, driven primarily by (1) cost-containment pressures by government payors, managed care providers and others, and (2) technological advances that require increased capital expenditures. To address these changes, Tenet has implemented various cost-control programs and overhead-reduction plans, and continues to create strong integrated healthcare delivery systems.

    As more fully discussed in Item 6., Selected Financial Data and in Note 1 of Notes to Consolidated Financial Statements herein, the Company has restated its consolidated statements of operations for the years ended May 31, 1994 through 1997 to correctly present the effects of conforming accounting changes in connection with the OrNda Merger. All relevant information discussed herein for fiscal 1996 and 1997 reflects that restatement.

    The Company reported income from continuing operations before income taxes of $855 million in 1996, $26 million in 1997 and $647 million in 1998. The most significant transactions affecting the results of continuing operations in the last three years have been: (1) a series of acquisitions and divestitures (See
Note 3 of Notes to Consolidated Financial Statements herein), and (2) merger, facility consolidation and impairment charges (See Note 4 of Notes to Consolidated Financial Statements herein).

    Fiscal 1996 also includes gains from sales of the Company's interests in its hospitals and related healthcare businesses in Singapore, Australia, Malaysia and Thailand, its interest in Westminster Health Care Holdings, PLC ("Westminster"), the sale of the Company's investment in preferred stock of The Hillhaven Corporation ("Hillhaven"), and the exchange of its interest in the common stock of Hillhaven for common stock of Ventas, Inc., formerly known as Vencor, Inc. ("Ventas"). Fiscal 1997 includes a noncash charge relating to increases in the index value of certain of the Company's long-term debt. Fiscal

1998 includes losses on the disposition of shares of common stock in unconsolidated affiliates and a reversal of the noncash charge taken in fiscal 1997. The pretax impact of these items is shown below:

                                                                                  1997
                                                                      1996     (RESTATED)     1998
                                                                    ---------  -----------  ---------
                                                                          (DOLLARS IN MILLIONS)
Gain (loss) on sales of facilities and long-term investments,
  net.............................................................  $     346   $     (18)  $     (17)
Merger, facility consolidation and impairment charges.............        (86)       (619)       (221)
                                                                    ---------       -----   ---------
Net pretax impact (after tax, diluted per share: $0.43 in 1996,
  ($1.44) in 1997 and $0.51 in 1998)..............................  $     260   $    (637)  $    (238)
                                                                    ---------       -----   ---------
                                                                    ---------       -----   ---------

    Excluding the items in the table above, income from continuing operations before income taxes would have been $595 million in 1996, $663 million in 1997 and $885 million in 1998.

    The following is a summary of continuing operations for the past three fiscal years:

                                                        1996         1997
                                                     (RESTATED)   (RESTATED)     1998       1996       1997       1998
                                                     -----------  -----------  ---------  ---------  ---------  ---------
                                                                                                (PERCENTAGE OF NET
                                                            (DOLLARS IN MILLIONS)               OPERATING REVENUES)
Net operating revenues:
  Domestic general hospitals.......................   $   7,183    $   7,932   $   8,997       93.2%      91.3%      90.9%
  Other domestic operations(1).....................         472          759         898        6.1%       8.7%       9.1%
  International operations.........................          51           --          --        0.7%        --         --
                                                     -----------  -----------  ---------  ---------  ---------  ---------
                                                      $   7,706    $   8,691   $   9,895      100.0%     100.0%     100.0%
                                                     -----------  -----------  ---------  ---------  ---------  ---------
Operating expenses:
  Salaries and benefits............................      (3,139)      (3,595)     (4,052)      40.7%      41.4%      41.0%
  Supplies.........................................      (1,056)      (1,197)     (1,375)      13.7%      13.8%      13.9%
  Provision for doubtful accounts..................        (436)        (498)       (588)       5.7%       5.7%       5.9%
  Other operating expenses.........................      (1,658)      (1,878)     (2,071)      21.5%      21.6%      20.9%
  Depreciation.....................................        (319)        (335)       (347)       4.2%       3.9%       3.5%
  Amortization.....................................        (100)        (108)       (113)       1.3%       1.2%       1.2%
                                                     -----------  -----------  ---------  ---------  ---------  ---------
Operating income before merger, facility
  consolidation and impairment charges.............         998        1,080       1,349       12.9%      12.4%      13.6%
Merger, facility consolidation and impairment
  charges..........................................         (86)        (619)       (221)       1.1%       7.1%       2.2%
                                                     -----------  -----------  ---------  ---------  ---------  ---------
Operating income...................................   $     912    $     461   $   1,128       11.8%       5.3%      11.4%
                                                     -----------  -----------  ---------  ---------  ---------  ---------
                                                     -----------  -----------  ---------  ---------  ---------  ---------

------------------------

(1) Net operating revenues of other domestic operations consist primarily of revenues from (i) physician practices; (ii) rehabilitation hospitals, long-term-care facilities, psychiatric and specialty hospitals that are located on or near the same campuses as the Company's general hospitals;
    (iii) healthcare joint ventures operated by the Company; and (iv) subsidiaries of the Company offering managed care and indemnity products.

    The table below sets forth certain selected historical operating statistics for the Company's domestic general hospitals:

                                                                                                      INCREASE
                                                                                                     (DECREASE)
                                                                 1996        1997         1998      1997 TO 1998
                                                              ----------  ----------  ------------  -------------
Number of hospitals (at end of period)......................         122         128           122           (6)*
Licensed beds (at end of period)............................      25,699      27,959        27,867         (0.3)%
Net inpatient revenues (in millions)........................  $    4,744  $    5,227  $      5,843         11.8%
Net outpatient revenues (in millions).......................  $    2,283  $    2,515  $      2,978         18.4%
Admissions..................................................     714,058     786,887       872,433         10.9%
Equivalent admissions(1)....................................   1,017,514   1,124,397     1,268,264         12.8%
Average length of stay (days)...............................         5.3         5.2           5.2           --
Patient days................................................   3,771,928   4,099,709     4,547,312         10.9%
Equivalent patient days(1)..................................   5,432,612   5,817,251     6,557,525         12.7%
Net inpatient revenues per patient day......................  $    1,258  $    1,275  $      1,285          0.8%
Net inpatient revenues per admission........................  $    6,643  $    6,643  $      6,697          0.8%
Utilization of licensed beds................................       41.6%       42.5%         44.0%          1.5%*
Outpatient visits...........................................   8,174,002   9,997,266    10,402,957          4.1%

------------------------

 *  The change is the difference between the 1997 and 1998 amounts shown.

(1) Equivalent admissions/patient days represents actual admissions/patient days adjusted to include outpatient and emergency room services by multiplying actual admissions/patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the result by gross inpatient revenues.

    The table below sets forth certain selected operating statistics for the Company's domestic general hospitals, on a same-facility basis:

                                                                      INCREASE
                                                 1997       1998     (DECREASE)
                                               ---------  ---------  ----------
Average licensed beds........................     24,500     24,465      (0.1)%
Patient days.................................  3,927,037  4,000,874      1.9%
Net inpatient revenue per patient day........  $   1,277  $   1,290      1.0%
Admissions...................................    752,336    771,443      2.5%
Net inpatient revenue per admission..........  $   6,667  $   6,689      0.3%
Outpatient visits............................  9,582,056  9,129,446     (4.7)%
Average length of stay (days)................        5.2        5.2       --

    The Company continues to experience increases in inpatient acuity and intensity of services as less intensive services shift from an inpatient to an outpatient basis or to alternative healthcare delivery services because of technological and pharmaceutical improvements and continued pressures by payors to reduce admissions and lengths of stay. In spite of the historical shifts from inpatient to outpatient services, the Company experienced a 4.7% decline in the number of same-facility outpatient visits during 1998 compared to 1997. This decline was due to (1) fewer home health care visits, primarily due to the effect of new Medicare reimbursement rules which restrict the number and types of visits for which Medicare will pay, and (2) the Company's subsequent efforts to respond to them. In response to these changes, the Company is consolidating certain home health care agencies and closing others and has begun to focus on increasing the numbers of higher intensity home visits.

    The Medicare program accounted for approximately 40% of the net patient revenues of the Company's domestic general hospitals in 1996 and 1997. The percentage in 1998 was approximately 38%. Changes in Medicare payments mandated by the Balanced Budget Act of 1997 (the "1997 Act"), which became effective October 1, 1997, as well as certain proposed changes to various states' Medicaid programs, have and will continue to significantly reduce payments as the changes are phased in over the next five years. The 1997 Act also contains various provisions that allow providers such as Tenet to contract directly with the federal government for the provision of medical care to Medicare beneficiaries on a fully capitated basis. Under capitation, the Company receives a certain amount for each person enrolled in its plans and assumes the risks and rewards of meeting the healthcare needs of those enrolled persons. The Company may purchase insurance to cover a portion of the cost of meeting the healthcare needs of those covered. The Company cannot predict at this time what the ultimate effect of capitated arrangements with the federal government, if any, will be.

    Pressures to control healthcare costs have resulted in an increase in the number of patients choosing managed care plans for their healthcare coverage. The percentage of net patient revenues of the Company's domestic general hospitals attributable to managed care increased from approximately 27.6% in 1996 to approximately 29.5% in 1997 and 33.7% in 1998. The Company anticipates that its managed care business will continue to increase in the future. The Company generally receives lower payments per patient from managed care payors than it does from traditional indemnity insurers. The Company also is assuming a greater share of risk by entering into capitated arrangements with managed care payors and employers. The Company estimates that approximately 5.0% of its revenues were derived from capitated arrangements in the year ended May 31, 1998.

    To address the effect of reduced payments for services, while continuing to provide quality care to patients, the Company has implemented strategies to reduce inefficiencies, create synergies, obtain additional business and control costs. Such strategies include hospital cost-control programs and overhead reduction plans and the formation of integrated healthcare delivery systems. Further consolidations or implementation of additional cost-control programs may be necessary in the future to offset the reduced payments under the 1997 Act.

    Net operating revenues from the Company's other domestic operations were $472 million in 1996, $759 million in 1997 and $898 million in 1998. These increases primarily relate to the growth of its physician practices, most of which were acquired as part of hospital acquisitions. The Company does not expect to acquire any significant additional physician practices unless they are included in a hospital acquisition.

    Salaries and benefits expense as a percentage of net operating revenues has remained substantially the same at 40.7% in 1996, 41.4% in 1997 and 41.0% in 1998. The increase in 1997 includes $18 million of costs to terminate or convert OrNda's employee benefit programs.

    Supplies expense as a percentage of net operating revenues was 13.7% in 1996, 13.8% in 1997 and 13.9% in 1998. These increases relate primarily to greater patient acuity. The Company expects to continue to focus on reducing supplies expense by incorporating acquired facilities into the Company's existing group-purchasing program, and by developing and expanding various other programs designed to improve the purchasing and utilization of supplies.

    The provision for doubtful accounts as a percentage of net operating revenues was 5.7% in 1996 and 1997 and 5.9% in 1998. The increase in 1998 is attributable to a shift in revenues from Medicare and Medicaid to managed care and to recent acquisitions and payment delays by various payors.

    Other operating expenses as a percentage of net operating revenues were 21.5% in 1996, 21.6% in 1997 and 20.9% in 1998; 1996 and 1997 include $12 million and $17 million, respectively, to conform accounting methodologies used to estimate professional liability and other self-insurance reserves in connection with the OrNda Merger and, in 1997, $32 million for the estimated costs to settle a government investigation of an OrNda facility and other OrNda litigation. The improvement in the current year is also due to continued emphasis on cost-control and overhead reduction plans.

    Depreciation and amortization expense was $419 million in 1996, $443 million in 1997 and $460 million in 1998. The increases in 1997 and 1998 are primarily due to the effects of facility additions offset by the effect of the May 1997 write-down for impairment of the carrying values of long-lived assets of certain general hospitals and medical office buildings and the write-off of goodwill and other long-lived assets related to the Company's physician practices. Goodwill amortization is approximately $90 million annually or $0.27 per share.

    Merger, facility consolidation and impairment charges of $86 million, $619 million and $221 million were recorded in fiscal 1996, 1997 and 1998, respectively. Fiscal 1996 and 1997 include impairment losses of $86 million and $413 million, respectively, in which certain facilities owned by the Company in 1996 and certain facilities acquired in the OrNda Merger were written down to their estimated fair values. The 1997 charge included losses related to the planned closure, sale or conversion to alternate uses of certain of the Company's facilities and services in order to eliminate duplication of services and excess capacity following the OrNda Merger and the write-off of goodwill and other assets related to the Company's physician practices. In fiscal 1997, the Company recorded other charges in connection with the OrNda Merger of $188 million, which included: investment banking and other professional fees, other transaction costs, severance payments for substantially all of OrNda's corporate and regional employees, closure of OrNda's corporate office and other regional offices, reorganization of operations, information systems consolidation, primarily related to the buy-out of vendor contracts and the write-down of computer equipment and capitalized software. The Company also recorded $18 million to restructure its physician practices in fiscal 1997.

    The $221 million of facility consolidation and impairment charges recorded in fiscal 1998 consisted of asset impairment losses related primarily to (1) the planned closure or sale of three additional general hospitals, two specialty hospitals and twenty-nine home health agencies, (2) the write-down of the carrying values of certain long-lived assets of one additional general hospital and sixteen home health agencies to be held and used to their fair values (3) the write-off of goodwill and other assets and additional costs to terminate contracts related to physician practices and an increase to the charges incurred for the planned closures and sales in 1997.

    The Company began its process of determining if its facilities were impaired (other than those related to the elimination of duplicate facilities or excess capacity) by reviewing all of the facilities' three-year historical and one-year projected cash flows. Facilities whose cash flows were negative or trending significantly downward on this basis were selected for further impairment analysis. Their future cash flows (undiscounted and without interest charges) were estimated over the expected useful life of the facility and considered patient volumes, changes in payor mix, revenue and expense growth rates and reductions in Medicare payments due to the Balanced Budget Act of 1997, which assumptions varied by hospital, home health agency and physician practice. These factors caused significant declines in cash flows such that estimated future cash flows were inadequate to recover the carrying values of the long-lived assets. Marked deterioration of operating results relative to past trends for certain of the Company's physician practices also led to impairment charges for these businesses in 1997 and 1998. The effect of the impairment charges on future operating results will be minor reductions in depreciation and amortization expense. In addition to recording these impairment losses, the Company determined in 1996, 1997 and 1998 to sell, close or convert to alternate uses a number of facilities, physician practices and other healthcare businesses, as described above. (See also Note 4 of Notes to Consolidated Financial Statements.)

    The $221 million in charges recorded in fiscal 1998, included approximately $140 million for non-cash write-downs or write-offs of assets and $81 million for accruals requiring future cash disbursements estimated to be approximately $78 million in the year ended May 31, 1999 and $3 million thereafter.

    The $619 million in charges recorded in fiscal 1997, included approximately $387 million for non-cash write-downs or write-offs of assets and $232 million for cash disbursements of $68 million in fiscal 1997 and accruals requiring future cash disbursements estimated to be approximately $164 million. The non-cash write-down or write-offs include $322 million of impairment charges and $55 million of write-offs of assets in connection with the closure of corporate and regional offices of OrNda and its information systems consolidations. Costs remaining in the accrued liability at May 31, 1998 for the 1997 charges include $35 million for estimated costs to sell or close remaining facilities and $22 million of accruals for unfavorable lease commitments. At May 31, 1998 the Company also had $19 million of costs remaining in the accrued liability relating to the OrNda Merger which consisted of accruals for the closure of the corporate and regional offices, severance costs and information system consolidations costs. Cash payments are expected to be $32 million in fiscal 1999 and $30 million thereafter primarily for unfavorable lease commitments.

    Interest expense, net of capitalized interest, was $425 million in 1996, $417 million in 1997 and $464 million in 1998. The reduction in 1997 compared to 1996 is primarily due to the refinancing of debt at lower interest rates in connection with the OrNda Merger. The increase in 1998 is primarily due to increased borrowings for acquisitions.

    Investment earnings were $27 million in 1996, $26 million in 1997, and $22 million in 1998 and were derived primarily from notes receivable and investments in debt securities.

    Equity in earnings of unconsolidated affiliates declined from $25 million in 1996 to approximately $1 million in 1997 and approximately $5 million in 1998. The principal reasons for the decline from 1996 include the purchase of a majority interest in a hospital and the sale of the Company's investment in Westminster. In 1998, because the amounts had become immaterial, the Company began classifying its equity in earnings of unconsolidated affiliates as a part of net operating revenues in its Consolidated Statement of Operations.

    Minority interests in income of consolidated subsidiaries decreased in 1997 and 1998 primarily due to reduced operating results at consolidated but not wholly owned facilities. Minority interest expense was $30 million in 1996, $27 million in 1997 and $22 million in 1998.

    The $17 million net losses from the disposals of facilities and other long-term investments in the current year is comprised of $35 million in losses on the disposals of the Company's investments in the common stock of Vencor, Inc. (received as a dividend from Ventas) and Total Renal Care Holdings, Inc. ("TRC"), and an $18 million gain from changes in the index value of the Company's 6% Subordinated Exchangeable Notes.

    The Company's tax provision in 1996 includes the benefit of the realization of certain prior-year operating losses of OrNda, nondeductible amortization of certain goodwill and gains from prior years' sales of international operations. The goodwill amortization is a noncash charge that provides no income tax benefits. The tax provision in 1997 includes certain nondeductible merger costs and impairment charges that provide no tax benefits. The tax provision in 1998 includes a benefit for the charitable contribution of TRC common stock, offset by nondeductible amortization of goodwill. The Company's tax rate in 1998 before the effect of nonrecurring items was 39%. The Company expects its tax rate in 1999 also to be approximately 39%.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity for the year ended May 31, 1998 was derived principally from the proceeds from the sale of public debt, borrowings under the Company's bank credit agreements and net cash proceeds from operating activities. Net cash provided by operating activities for the years ended May 31, 1996, 1997 and 1998 was $446 million, $512 million and $788 million, respectively, before net expenditures for discontinued operations, merger, facility consolidation and impairment charges of $97 million in 1996, $108 million in 1997 and $385 million in 1998. The expenditures in 1998 include the settlement of significant litigation related to the Company's discontinued psychiatric business.

    In January 1997, in connection with the OrNda Merger, the Company entered into a new five-year, $2.8 billion unsecured revolving credit agreement (the "1997 Credit Agreement") with Morgan Guaranty Trust Company of New York, Bank of America NT&SA, The Bank of New York and the Bank of Nova

Scotia and a syndicate of other lenders. Borrowings under the 1997 Credit Agreement are unsecured and will mature on January 31, 2002. The Company generally may repay or prepay loans made under the 1997 Credit Agreement and may reborrow at any time prior to the maturity date.

    Management believes that future cash provided by operating activities, along with the availability of credit under the 1997 Credit Agreement, should be adequate to meet debt-service requirements and to finance planned capital expenditures and other known operating needs for the next three years.

    Proceeds from borrowings under the Company's bank credit agreements amounted to $2.1 billion in 1996, $3.1 billion in 1997 and $2.0 billion in 1998. Loan repayments under the credit agreements were $1.3 billion in 1996, $1.9 billion during 1997 and $1.3 billion in 1998. Net proceeds from the sales of facilities, investments and other assets were $551 million in 1996, compared to $50 million during 1997 and $170 million during 1998.

    In May 1998, the Company sold $350 million of 7 5/8% Senior Notes due 2008 and $1.005 billion of 8 1/8% Senior Subordinated Notes due 2008. The aggregate proceeds to the Company were $1.32 billion, after underwriting discounts and commissions. These proceeds were used to redeem $286 million of the Company's
9 5/8% Senior Notes due 2002 and $897 million of its 10 1/8% Senior Subordinated Notes due 2005.

    In connection with the OrNda Merger and related refinancing, in January 1997, the Company sold $400 million of 7 7/8% Senior Notes due January 15, 2003, $900 million of 8% Senior Notes due January 15, 2005 and $700 million of 8 5/8% Senior Subordinated Notes due January 15, 2007. The proceeds to the Company were $1.95 billion, after underwriting discounts and commissions.

    Cash payments for property and equipment were $472 million in fiscal 1996, $406 million in fiscal 1997 and $534 million in fiscal 1998. The Company expects to spend approximately $400-$500 million annually on capital expenditures, before any significant acquisitions of facilities and other healthcare operations and before an estimated $293 million commitment to complete construction of two new hospitals over the next three years. Such capital expenditures relate primarily to the development of healthcare service networks in selected geographic areas, design and construction of new buildings, expansion and renovation of existing facilities, equipment additions and replacements, introduction of new medical technologies and various other capital improvements.

    During fiscal 1997 and 1998, the Company spent $787 million and $679 million, respectively, for purchases of new businesses, net of cash acquired. These include 17 general hospitals and a number of other healthcare-related businesses. These acquisitions were financed primarily by borrowings under the Company's credit agreements.

    The Company's strategy includes the development of integrated healthcare systems, including the acquisition of general hospitals and related ancillary healthcare businesses or joining with others to develop integrated healthcare delivery networks. All or portions of this growth may be financed through available credit under the 1997 Credit Agreement or, depending on capital market conditions, the sale of additional debt or equity securities or other bank borrowings. The Company's unused borrowing capacity under the 1997 Credit Agreement was $1.2 billion at May 31, 1998.

    The Company's 1997 Credit Agreement and the indentures governing its senior and senior subordinated notes have, among other requirements, affirmative, negative and financial covenants with which the Company must comply. These covenants include, among other requirements, limitations on other borrowings, liens, investments, the sale of all or substantially all assets and prepayment of subordinated debt, a prohibition against the Company declaring or paying a dividend or purchasing its common stock unless its senior long-term unsecured debt securities are rated BBB- or higher by Standard and Poors' Rating Services and Baa3 or higher by Moody's Investors Service, Inc., and covenants regarding maintenance of specified levels of net worth, debt ratios and fixed charge coverages. Current debt ratings on the

Company's senior debt securities are BB+ by Standard and Poors and Ba1 by Moody's. The Company is in compliance with its loan covenants.

MARKET RISK ASSOCIATED WITH FINANCIAL INSTRUMENTS

    The table below presents information about certain of the Company's market-sensitive financial instruments, including long-term debt and interest rate swaps as of May 31, 1998. The fair values of long-term debt and interest rate swaps were determined based on quoted market prices for the same or similar debt issues.

    The Company utilizes, to a limited extent, interest rate swaps and foreign currency forward exchange contracts to manage certain of its interest rate and currency exchange rate risk exposures. Those foreign currency forward exchange contracts are not included in the tables below because the Company's exposure under those instruments is immaterial in the aggregate. The interest rate swaps and foreign currency contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. In entering into these contracts, the Company has assumed the risk, which it considers slight, that might arise from the possible failure of the counter parties to perform. Because the other parties are creditworthy financial institutions, generally commercial banks, the Company does not expect any losses as a result of counter party defaults.

                                                  MATURITY DATE, FISCAL YEAR ENDING MAY 31,
                                      ------------------------------------------------------------------
                                        1999       2000       2001       2002       2003     THEREAFTER     TOTAL    FAIR VALUE
                                      ---------  ---------  ---------  ---------  ---------  -----------  ---------  -----------
                                                                        (DOLLARS IN MILLIONS)
Long-term debt:
Fixed-rate long-term debt...........  $      10  $      33  $       6  $       6  $     464   $   3,840   $   4,359   $   4,415
  Average interest rates............      12.5%      12.7%      12.9%      12.9%       8.6%        8.3%        8.4%
Variable-rate long-term debt........         --         --         --  $   1,587         --          --   $   1,587   $   1,587
  Average interest rates............         --         --         --       6.2%         --          --        6.2%          --

Interest rate swaps:
  Notional amounts..................         --  $      18  $      50         --         --          --   $      68   $      (4)
  Average fixed rate paid...........         --       8.8%       8.6%         --         --          --        8.6%          --
  Average variable rate received....         --       5.6%       5.6%         --         --          --        5.6%          --

    At May 31, 1998, the Company had the following long-term investments that are sensitive to changes in market price. They are carried at market value on the Company's consolidated balance sheet:

DESCRIPTION OF INVESTMENT                                      NUMBER OF SHARES    MARKET VALUE
-------------------------------------------------------------  -----------------  ---------------
                                                                     (DOLLARS IN MILLIONS)
Ventas, Inc. common stock....................................       8,301,067        $     134
Total Renal Care Holdings, Inc. common stock.................       2,865,000               88
Investment portfolio of debt securities......................            n.a.               77
                                                                                         -----
    Total....................................................                        $     299
                                                                                         -----
                                                                                         -----

    At May 31, 1998, the investment portfolio in the table above consisted of investments in U.S. Treasury Bills, the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, with an average maturity of 180 days. The Company's market risk associated with its short-term investments in debt securities is substantially mitigated by the frequent turnover of the portfolio.

    Included in the Company's fixed rate long-term debt are 6% Exchangeable Subordinated Notes due 2005 with an aggregate principal balance of $320 million. These notes are exchangeable at the option of the holder for 25.9403 shares of Ventas, Inc. common stock plus $239.36 in cash per $1,000 principal amount of the notes, subject to the Company's right to pay an amount in cash equal to the market price of the Ventas shares in lieu of delivery of such shares. To the extent that the fair market value of the Company's investment in Ventas common stock and the related portfolio of debt securities exceeds the carrying value of the notes, the Company must adjust the carrying value of the notes to such fair market value through a charge or credit to earnings. Corresponding adjustments to the carrying values of the investments are credited or charged directly to other comprehensive income.

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

    The ongoing challenge facing the Company and the healthcare industry as a whole is to continue to provide quality patient care in an environment of rising costs, strong competition for patients and a general reduction of reimbursement rates by both private and government payors. Because of national, state and private industry efforts to reform healthcare delivery and payment systems, the healthcare industry as a whole faces increased uncertainty. The Company is unable to predict whether any new healthcare legislation at the federal and/or state level will be passed in the future and what action it may take in response to such legislation, but it continues to monitor all proposed legislation and analyze its potential impact in order to formulate the Company's future business strategies.

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

    The Company's financial and general ledger systems already are substantially Year 2000 compliant. Furthermore, changes to the Company's payroll and patient accounting systems are underway, testing of those changes is expected to be substantially completed by the end of fiscal 1999 and implementation of those changes is expected to be completed during the fall of calendar 1999. The cost to bring these systems into Year 2000 compliance has not been and is not expected to be material.

    The first phase of the program, conducting an inventory of what systems and programs may be affected by the Year 2000 Issues, has been substantially completed. The second phase, assessment of how the Year 2000 Issues may affect each piece of equipment and system, has begun and is expected to be substantially completed by the second quarter of fiscal 1999. The third phase involves planning how to correct any Year 2000 Issues that are discovered and is expected to be substantially completed by the third quarter of fiscal 1999. The fourth phase will entail executing the plans developed during the third phase and correcting the Year 2000 Issues. During the fifth phase the Company will test the corrections made during the fourth phase to make sure that the Year 2000 Issues have been properly corrected. The sixth phase will involve implementing the corrections of the Year 2000 Issues across all of the Company's systems and programs. Different systems and programs will be subject to the fourth and fifth phases of the program concurrently through the end of fiscal 1999, by which time those phases are expected to be substantially completed. The sixth phase of the program is expected to run through the fall of calendar 1999, by which time the program is expected to be substantially completed.

    In addition to the six-phase remediation program, the Company is preparing general contingency plans to address unforeseen Year 2000 Issues. These contingency plans include preparing the Company's hospitals for any increased service demands that may occur as a result of problems at non-Year 2000 compliant hospitals owned by others.

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

FORWARD-LOOKING STATEMENTS

    Certain statements contained in this Annual Report, including, without limitation, statements containing the words "believes", "anticipates", "expects", "will", "may", "might", and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both national and in the regions in which the Company operates; industry capacity; demographic changes; existing laws and government regulations and changes in, or the failure to comply with laws and governmental regulations; legislative proposals for healthcare reform; the ability to enter into managed care provider arrangements on acceptable terms; a shift from fee-for-service payment to capitated and other risk-based payment systems; changes in Medicare and Medicaid reimbursement levels; liability and other claims asserted against the Company; competition; the loss of any significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, healthcare; changes in business strategy or development plans; the ability to attract and retain qualified personnel, including physicians; the significant indebtedness of the Company; the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities; and the impact of the Year 2000 Issues. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Tenet disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

Tenet Healthcare Corporation and Subsidiaries
Financial Statements:
  Report of Independent Auditors.......................................................         15
  Consolidated Balance Sheets as of May 31, 1997 and 1998..............................         16
  Consolidated Statements of Operations for the years May 31, 1996, 1997 and 1998......         17
  Consolidated Statements of Comprehensive Income for the years May 31, 1996, 1997 and
    1998...............................................................................         18
  Consolidated Statements of Changes in Shareholders' Equity for the years ended May
    31, 1996, 1997 and 1998............................................................         19
  Consolidated Statements of Cash Flows for the years ended May 31, 1996, 1997 and
    1998...............................................................................         20
  Notes to Consolidated Financial Statements...........................................         21

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Tenet Healthcare Corporation:

    We have audited the accompanying consolidated balance sheets of Tenet Healthcare Corporation and subsidiaries as of May 31, 1997 and 1998, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended May 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tenet Healthcare Corporation and subsidiaries as of May 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1998, in conformity with generally accepted accounting principles.

    As discussed more fully in Note 1 to the consolidated financial statements, the Company and the staff of the Securities and Exchange Commission have had discussions with respect to the classification of certain expenses originally included in merger, facility consolidation and impairment charges related to the Company's merger with OrNda HealthCorp during the year ended May 31, 1997, as well as the periods in which such expenses and the reduction of an income tax valuation allowance should be recognized. As a result of these discussions, the Company has restated the consolidated financial statements for the years ended May 31, 1996 and 1997 to reflect these changes.

/s/ KPMG LLP
Los Angeles, California

July 24, 1998

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                    MAY 31,
                                                                                              --------------------
                                                                                                1997       1998
                                                                                              ---------  ---------
                                                                                                  (DOLLARS IN
                                                                                                   MILLIONS)
                                                      ASSETS
Current assets:
  Cash and cash equivalents.................................................................  $      35  $      23
  Short-term investments in debt securities.................................................        116        132
  Accounts receivable, less allowance for doubtful accounts
    ($224 in 1997 and $191 in 1998).........................................................      1,346      1,742
  Inventories of supplies, at cost..........................................................        193        214
  Deferred income taxes.....................................................................        294        275
  Other current assets......................................................................        407        504
                                                                                              ---------  ---------
    Total current assets....................................................................      2,391      2,890
                                                                                              ---------  ---------
Investments and other assets................................................................        657        498
Property and equipment, net.................................................................      5,459      5,987
Costs in excess of net assets acquired, less accumulated amortization
  ($176 in 1997 and $270 in 1998)...........................................................      3,025      3,317
Other intangible assets, at cost, less accumulated amortization
  ($46 in 1997 and $55 in 1998).............................................................         74         82
                                                                                              ---------  ---------
                                                                                              $  11,606  $  12,774
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................................................  $      28  $      10
  Accounts payable..........................................................................        540        657
  Employee compensation and benefits........................................................        309        355
  Accrued interest payable..................................................................        144        106
  Reserves related to discontinued operations, merger, facility consolidation and other
    charges.................................................................................        272         78
  Other current liabilities.................................................................        477        502
                                                                                              ---------  ---------
    Total current liabilities...............................................................      1,770      1,708
                                                                                              ---------  ---------
Long-term debt, net of current portion......................................................      5,022      5,829
Other long-term liabilities and minority interests..........................................      1,282      1,256
Deferred income taxes.......................................................................        308        423
Commitments and contingencies
Shareholders' equity:
  Common stock, $0.075 par value; authorized 700,000,000 shares at May 31, 1997 and at May
    31, 1998; 305,501,379 shares issued at May 31, 1997 and 313,044,417 shares issued at May
    31, 1998................................................................................         23         23
  Additional paid-in capital................................................................      2,311      2,475
  Accumulated other comprehensive income....................................................        110         50
  Retained earnings.........................................................................        819      1,080
  Less common stock in treasury, at cost, 2,676,091 shares at May 31, 1997 and 3,754,891 at
    May 31, 1998............................................................................        (39)       (70)
                                                                                              ---------  ---------
    Total shareholders' equity..............................................................      3,224      3,558
                                                                                              ---------  ---------
                                                                                              $  11,606  $  12,774
                                                                                              ---------  ---------
                                                                                              ---------  ---------

          See accompanying Notes to Consolidated Financial Statements.

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         YEARS ENDED MAY 31,
                                                                                 -----------------------------------
                                                                                    1996         1997
                                                                                 (RESTATED)   (RESTATED)     1998
                                                                                 -----------  -----------  ---------
                                                                                        (DOLLARS IN MILLIONS,
                                                                                      EXCEPT PER SHARE AMOUNTS)
Net operating revenues.........................................................   $   7,706    $   8,691   $   9,895
                                                                                 -----------  -----------  ---------
Operating expenses:
  Salaries and benefits........................................................       3,139        3,595       4,052
  Supplies.....................................................................       1,056        1,197       1,375
  Provision for doubtful accounts..............................................         436          498         588
  Other operating expenses.....................................................       1,658        1,878       2,071
  Depreciation.................................................................         319          335         347
  Amortization.................................................................         100          108         113
  Merger, facility consolidation and impairment charges........................          86          619         221
                                                                                 -----------  -----------  ---------
Operating income...............................................................         912          461       1,128
                                                                                 -----------  -----------  ---------
Interest expense, net of capitalized portion...................................        (425)        (417)       (464)
Investment earnings............................................................          27           26          22
Equity in earnings of unconsolidated affiliates................................          25            1          --
Minority interests in income of consolidated subsidiaries......................         (30)         (27)        (22)
Net gains (losses) on disposals of facilities and long-term investments........         346          (18)        (17)
                                                                                 -----------  -----------  ---------
Income (loss) from continuing operations before income taxes...................         855           26         647
Taxes on income................................................................        (373)         (89)       (269)
                                                                                 -----------  -----------  ---------
Income (loss) from continuing operations.......................................         482          (63)        378
Discontinued operations........................................................         (25)        (134)         --
Extraordinary charges from early extinguishment of debt........................         (23)         (47)       (117)
                                                                                 -----------  -----------  ---------
Net income (loss)..............................................................         434         (244)        261
                                                                                 -----------  -----------  ---------
                                                                                 -----------  -----------  ---------

Earnings (loss) per common and common equivalent share:
  Basic:
    Continuing operations......................................................   $    1.71    $   (0.21)  $    1.23
    Discontinued operations....................................................       (0.09)       (0.44)         --
    Extraordinary charges......................................................       (0.08)       (0.16)      (0.38)
                                                                                 -----------  -----------  ---------
                                                                                  $    1.54    $   (0.81)  $    0.85
                                                                                 -----------  -----------  ---------
                                                                                 -----------  -----------  ---------
  Diluted:
    Continuing operations......................................................   $    1.65    $   (0.21)  $    1.22
    Discontinued operations....................................................       (0.08)       (0.44)         --
    Extraordinary charges......................................................       (0.08)       (0.16)      (0.38)
                                                                                 -----------  -----------  ---------
                                                                                  $    1.49    $   (0.81)  $    0.84
                                                                                 -----------  -----------  ---------
                                                                                 -----------  -----------  ---------

Weighted shares and dilutive securities outstanding (in thousands):
  Basic........................................................................     281,664      303,947     306,255
  Diluted......................................................................     294,796      303,947     312,113

          See accompanying Notes to Consolidated Financial Statements.

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                             YEARS ENDED MAY 31,
                                                                                    -------------------------------------
                                                                                        1996          1997
                                                                                     (RESTATED)    (RESTATED)     1998
                                                                                    -------------  -----------  ---------
                                                                                            (DOLLARS IN MILLIONS)
Net income (loss).................................................................    $     434     $    (244)  $     261
Other comprehensive income (loss):
  Unrealized gains (losses) on securities held as available for sale:
    Unrealized net holding gains (losses) arising during period...................           40           134         (56)
    Less: elimination of unrealized gains upon acquisition of controlling equity
      interest in unconsolidated affiliate........................................          (47)           --          --
    Less: reclassification adjustment for gains included in net income............           --            --         (40)
                                                                                          -----         -----   ---------
  Other comprehensive income (loss), before income taxes..........................           (7)          134         (96)
  Income tax benefit (expense) related to items of other comprehensive income.....          (17)          (52)         36
                                                                                          -----         -----   ---------
  Other comprehensive income (loss)...............................................          (24)           82         (60)
                                                                                          -----         -----   ---------
  Comprehensive income (loss).....................................................    $     410     $    (162)  $     201
                                                                                          -----         -----   ---------
                                                                                          -----         -----   ---------

          See accompanying Notes to Consolidated Financial Statements.

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                        CONVERTIBLE
                                                         PREFERRED
                                    COMMON STOCK           STOCK                      ACCUMULATED
                                --------------------   --------------   ADDITIONAL       OTHER       RETAINED
                                OUTSTANDING   ISSUED           ISSUED    PAID-IN     COMPREHENSIVE   EARNINGS   TREASURY
                                  SHARES      AMOUNT   SHARES  AMOUNT    CAPITAL        INCOME       (RESTATED)  STOCK
                                -----------   ------   ------  ------   ----------   -------------   --------   --------
                                                    (DOLLAR IN MILLIONS, SHARE AMOUNTS IN THOUSANDS)
BALANCES, MAY 31, 1995........    260,523      $21     1,330    $ 20      $1,912         $ 52         $  652     $(272)
Net income....................                                                                           434
Other comprehensive loss......                                                            (24)
Performance investment plan
  options exercised...........     13,499                                     39                                   196
Paid-in-kind dividends........                            33
Issuance of common stock......     15,588        1                           191
Conversion of convertible
  preferred stock.............      1,831              (1,356)   (20)         20
Redemption of preferred
  stock.......................         --                 (7 )
Stock options exercised.......      3,120                                      9                                    36
                                -----------   ------   ------  ------   ----------      -----        --------   --------
BALANCES, MAY 31, 1996........    294,561       22        --      --       2,171           28          1,086       (40)
Net loss......................                                                                          (244)
Other comprehensive income....                                                             82
Issuance of common stock......      1,171                                     22                                     1
Stock options exercised.......      7,093        1                           118
Pooling adjustment related to
  the OrNda Merger............                                                                           (23)
                                -----------   ------   ------  ------   ----------      -----        --------   --------
BALANCES, MAY 31, 1997........    302,825       23        --      --       2,311          110            819       (39)
Net income....................                                                                           261
Other comprehensive loss......                                                            (60)
Issuance of common stock......        997                                     26
Stock options exercised.......      5,468                                    138                                   (31)
                                -----------   ------   ------  ------   ----------      -----        --------   --------
BALANCES, MAY 31, 1998........    309,290      $23        --    $ --      $2,475         $ 50         $1,080     $ (70)
                                -----------   ------   ------  ------   ----------      -----        --------   --------
                                -----------   ------   ------  ------   ----------      -----        --------   --------

          See accompanying Notes to Consolidated Financial Statements.

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          YEARS ENDED MAY 31,
                                                                                  -----------------------------------
                                                                                     1996         1997
                                                                                  (RESTATED)   (RESTATED)     1998
                                                                                  -----------  -----------  ---------
                                                                                         (DOLLARS IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...............................................................   $     434    $    (244)  $     261
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization.................................................         419          443         460
  Provision for doubtful accounts...............................................         431          494         588
  Deferred income taxes.........................................................         247         (200)        131
  Net loss (gain) on disposals of facilities and long-term investments..........        (346)          18          17
  Additions to reserves for discontinued operations, merger, facility
    consolidation and impairment charges........................................         127          955         221
  Extraordinary charges from early extinguishment of debt.......................          23           47         117
  Other items...................................................................          35           26          21
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
  Accounts receivable...........................................................        (709)        (791)       (988)
  Inventories and other current assets..........................................         (91)          (7)       (100)
  Accounts payable, accrued expenses and other current liabilities..............         (98)        (145)        143
  Other long-term liabilities and minority interests............................         (26)         (84)        (83)
Net expenditures for discontinued operations, merger, facility consolidation and
  impairment charges............................................................         (97)        (108)       (385)
                                                                                  -----------  -----------  ---------
    Net cash provided by operating activities...................................         349          404         403
                                                                                  -----------  -----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment...........................................        (472)        (406)       (534)
  Purchases of new businesses, net of cash acquired.............................        (841)        (787)       (679)
  Proceeds from sales of facilities, long-term investments and other assets.....         551           50         170
  Other items...................................................................         (38)          18         (40)
                                                                                  -----------  -----------  ---------
    Net cash used in investing activities.......................................        (800)      (1,125)     (1,083)
                                                                                  -----------  -----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings......................................................       3,278        5,117       3,349
  Loan payments.................................................................      (3,307)      (4,512)     (2,762)
  Proceeds from exercises of performance investment plan options................         203           --          --
  Proceeds from exercises of stock options......................................          37           59          80
  Proceeds from sales of common stock...........................................         192           12          17
  Other items...................................................................          (5)         (23)        (16)
                                                                                  -----------  -----------  ---------
    Net cash provided by financing activities...................................         398          653         668
                                                                                  -----------  -----------  ---------
Net decrease in cash and cash equivalents.......................................         (53)         (68)        (12)
Cash and cash equivalents at beginning of year..................................         160          107          35
Pooling adjustment related to the OrNda Merger..................................          --           (4)         --
                                                                                  -----------  -----------  ---------
Cash and cash equivalents at end of year........................................   $     107    $      35   $      23
                                                                                  -----------  -----------  ---------
                                                                                  -----------  -----------  ---------

SUPPLEMENTAL DISCLOSURES

    The Company paid interest (net of amounts capitalized) of $386 million, $346 million and $489 million for the years ended May 31, 1996, 1997 and 1998, respectively. Income taxes paid net of refunds received, during the same years amounted to $57 million, $147 million and $11 million, respectively. The fair value of common stock issued for acquisitions of hospitals and other assets was $11 million in 1997 and $9 million in 1998. During 1998, the Company received 1,078,800 shares of common stock having a fair market value of $31 million as payment for a note and the exercise of stock options.

          See accompanying Notes to Consolidated Financial Statements.

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The accounting and reporting policies of Tenet Healthcare Corporation (together with its subsidiaries, "Tenet" or the "Company") conform to generally accepted accounting principles and prevailing practices for investor-owned entities within the healthcare industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

    On January 30, 1997, the Company acquired OrNda HealthCorp (together with its subsidiaries, "OrNda"), a provider of healthcare services operating general hospitals, surgery centers, outpatient and specialty clinics, a psychiatric hospital and a managed healthcare Medicaid plan, when a subsidiary of the Company was merged into OrNda (the "OrNda Merger"), leaving OrNda and all of its subsidiaries as direct and indirect wholly owned subsidiaries of the Company. The OrNda Merger was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements and all statistical data shown herein prior to the OrNda Merger were restated in fiscal 1997 to include the accounts and results of operations of OrNda for all periods presented.

    Prior to the OrNda Merger, OrNda's fiscal year ended August 31. In recording the pooling-of-interests combination, OrNda's consolidated financial statements for the year ended August 31, 1996 have been combined with Tenet's consolidated financial statements for the year ended May 31, 1996. OrNda's consolidated financial statements for the 12 months ended May 31, 1997 have been combined with Tenet's consolidated financial statements for the same period and an adjustment has been made to shareholders' equity as of May 31, 1997, to eliminate the effect of including OrNda's results of operations for the three months ended August 31, 1996 in both years ended May 31, 1997 and 1996. OrNda's unaudited results of operations for the three months ended August 31, 1996 included net operating revenues of $552 million and net income of $23 million.

    In September 1998, the Company filed with the Commission a registration statement for a debt exchange offer. The staff of the Commission reviewed and commented on that registration statement, and in response to the staff's comments regarding the classification of certain expenses incurred in connection with the OrNda Merger and the classification of certain facility consolidation and impairment charges, the Company has restated its consolidated financial statements for the years ended May 31, 1994 through 1997 to correctly present the effects of conforming accounting changes. The Company has allocated $121 million of expenses originally included in fiscal 1997's merger, facility consolidation and impairment charges (a) to other operating expense line items within fiscal 1997 or (b) to earlier periods as follows: $10 million to other operating expenses in fiscal 1994; $11 million to other operating expenses in fiscal 1995; $12 million to other operating expenses, $5 million to provision for doubtful accounts, and $9 million to salaries and benefits in fiscal 1996; $49 million to other operating expenses, $4 million to provision for doubtful accounts, and $21 million to salaries and benefits in fiscal 1997. The Company also restated the effect of a $19 million reduction of an income tax valuation allowance related to OrNda from fiscal year 1997 to fiscal year 1995.

    The accompanying consolidated financial statements have been restated to reflect the above changes, all of which relate to the accounts and results of operations of OrNda prior to the OrNda Merger. The

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

1. BASIS OF PRESENTATION (CONTINUED)
effects of these changes on previously reported consolidated statements of operations for 1996 and 1997 are as follows (dollars in millions, except for per share amounts):

                                                                        1996                      1997
                                                              ------------------------  ------------------------
                                                              AS REPORTED  AS RESTATED  AS REPORTED  AS RESTATED
                                                              -----------  -----------  -----------  -----------
Salaries and benefits.......................................   $   3,130    $   3,139    $   3,574    $   3,595
Provision for doubtful accounts.............................         431          436          494          498
Other operating expenses....................................       1,646        1,658        1,829        1,878
Merger, facility consolidation and impairment charges.......          86           86          740          619
Operating income............................................         938          912          414          461
Income (loss) from continuing operations before income
  taxes.....................................................         881          855          (21)          26
Taxes on income.............................................        (383)        (373)         (52)         (89)
                                                              -----------  -----------  -----------  -----------
Income (loss) from continuing operations....................   $     498    $     482    $     (73)   $     (63)
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------
Basic earnings (loss) per common share from continuing
  operations................................................   $    1.77    $    1.71    $   (0.24)   $   (0.21)
Diluted earnings (loss) per common share from continuing
  operations................................................   $    1.70    $    1.65    $   (0.24)   $   (0.21)
                                                              -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------

    The Company also has reclassified certain May 31, 1997 and 1998 balance sheet items previously included in reserves related to discontinued operations, merger, facility consolidation and impairment charges and other long-term liabilities to other assets, property and equipment and costs in excess of net assets acquired.

2. SIGNIFICANT ACCOUNTING POLICIES

    A.  THE COMPANY

    Tenet is an investor-owned healthcare services company that owns or operates, through its subsidiaries and affiliates (collectively, "subsidiaries"), general hospitals and related healthcare facilities serving urban and rural communities in 18 states and holds investments in other healthcare companies. At May 31, 1998, the Company's subsidiaries operated 122 domestic general hospitals, with a total of 27,867 licensed beds. The Company's subsidiaries also owned or operated various ancillary healthcare businesses, as well as a small number of rehabilitation hospitals, specialty hospitals, long-term-care facilities and psychiatric facilities located on the same campus as, or nearby, the Company's general hospitals. The Company's largest concentrations of general hospital beds are in California with 28.1%, Texas with 16.2% and Florida with 15.7%. The concentrations of hospital beds in these three states increases the risk that any adverse economic, regulatory or other developments that may occur in such states may adversely affect the Company's results of operations or financial condition.

    The Company is subject to changes in government legislation that could impact Medicare and Medicaid payment levels and is also subject to increased levels of managed care penetration and changes in payor patterns that may impact the level and timing of payments for services rendered.

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    B.  PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Tenet and its wholly owned and majority-owned subsidiaries. Significant investments in other affiliated companies generally are accounted for using the equity method. Intercompany accounts and transactions are eliminated in consolidation. The results of operations of acquired businesses in purchase transactions are included from their respective acquisition dates.

    C.  COMPREHENSIVE INCOME

    The Company has adopted, for its fiscal year ended May 31, 1998, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), issued in June 1997 by the Financial Accounting Standards Board. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income. Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those from investments by owners and distributions to owners. All prior-period financial statements have been restated to reflect the adoption of this accounting standard.

    D.  NET OPERATING REVENUES

    Net operating revenues consist primarily of net patient service revenues, which are based on the hospitals' established billing rates less allowances and discounts, principally for patients covered by Medicare, Medicaid and other contractual programs. Payments under these programs are based on either predetermined rates or the costs of services. Settlements for retrospectively determined rates are estimated in the period the related services are rendered and are adjusted in future periods as final settlements are determined. Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under these programs. Such adjustments have not been material during the years presented herein. These contractual allowances and discounts are deducted from accounts receivable in the accompanying consolidated balance sheets. Approximately 45% of consolidated net operating revenues were from participation of the Company's hospitals in Medicare and Medicaid programs in each of 1996 and 1997. It was approximately 42% in 1998.

    The Company provides care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than its established rates. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in net operating revenues or in operating and administrative expenses.

    E.  CASH EQUIVALENTS

    The Company treats highly liquid investments with an original maturity of three months or less as cash equivalents. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair value.

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    F.  INVESTMENTS IN DEBT AND EQUITY SECURITIES

    Investments in debt and equity securities are classified as available-for-sale, held-to-maturity or as part of a trading portfolio. At May 31, 1997 and 1998, the Company had no significant investments in securities classified as either held-to-maturity or trading. Securities classified as available-for-sale are carried at fair value if unrestricted and their unrealized gains and losses, net of tax, are reported as other comprehensive income. Realized gains or losses are included in net income on the specific identification method.

    G.  LONG-LIVED ASSETS

    Property and Equipment: The Company uses the straight-line method of depreciation for buildings, building improvements and equipment over their estimated useful lives as follows: buildings and improvements, 25 to 40 years; equipment, three to 15 years. Capital leases are recorded at the beginning of the lease term as assets and liabilities at the lower of the present value of the minimum lease payments or the fair value of the assets, and such assets, including improvements, are amortized over the shorter of the lease term or their useful life. The Company capitalizes interest costs related to construction projects. Capitalized interest was $12 million in each of 1996 and 1997, and $16 million in 1998.

    Intangible Assets: Costs in excess of the fair value of the net assets of purchased businesses (goodwill) generally are amortized over 20 to 40 years. The straight-line method is used to amortize most intangible assets. Deferred financing costs are amortized over the lives of the related loans using the interest method.

    Impairment of long-lived assets, including goodwill related to such assets, is recognized whenever events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be fully recoverable from estimated future cash flows. The Company also assesses the recoverability of goodwill at the enterprise level in a similar manner. Measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimates of future discounted cash flows resulting from use and ultimate disposition of the asset.

    H.  INDEXED DEBT INSTRUMENTS

    Changes in liability resulting from increases or decreases in the index value of the Company's 6% Exchangeable Subordinated Notes are accounted for as adjustments of the carrying amount of the notes with corresponding charges (or credits) to earnings.

    I.  EARNINGS PER SHARE

    The Company adopted, during the quarter ended February 28, 1998, Statement of Financial Accounting Standards No. 128, "Earnings per Share," issued by the Financial Accounting Standards Board. This statement establishes new, simplified standards for computing and presenting earnings per share. It replaces the traditional presentation of primary earnings per share and fully diluted earnings per share with presentations of basic earnings per share and diluted earnings per share, respectively. For the Company, the differences between earnings per share calculated under the former standard and the new standard are negligible. All prior periods have been restated for the new standard.

    The following is a reconciliation of the numerators and the denominators of the Company's basic and diluted earnings (loss) per share computations for income or loss from continuing operations for each of

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the five years ended May 31. Income or loss, adjusted for preferred stock dividends of $2 million in 1994 and 1995, is expressed in millions and weighted average shares are expressed in thousands:

                                                                 WEIGHTED
                                                                  AVERAGE
                                               INCOME (LOSS)      SHARES       PER SHARE
                                                (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                               -------------   -------------   ---------
1994
  Basic earnings per share...................      $161           217,047       $ 0.74
  Effect of dilutive securities:
    Stock options and warrants...............        --             1,878
    Convertible notes and debentures.........         8            13,966
                                                  -----        -------------
  Dilutive earnings per share................      $169           232,891       $ 0.73
                                                  -----        -------------   ---------
                                                  -----        -------------   ---------

1995
  Basic earnings per share...................      $276           234,415       $ 1.17
  Effect of dilutive securities:
    Stock options and warrants...............        --             6,422
    Convertible notes and debentures.........         9            13,119
                                                  -----        -------------
  Dilutive earnings per share................      $285           253,956       $ 1.12
                                                  -----        -------------   ---------
                                                  -----        -------------   ---------

1996
  Basic earnings per share...................      $482           281,664       $ 1.71
  Effect of dilutive securities:
    Stock options and warrants...............        --             6,242
    Convertible notes and debentures.........         4             6,890
                                                  -----        -------------
  Dilutive earnings per share................      $486           294,796       $ 1.65
                                                  -----        -------------   ---------
                                                  -----        -------------   ---------

1997
  Basic loss per share.......................      $(63)          303,947       $(0.21)
  Effect of dilutive stock options and
    warrants.................................        --                --           --
                                                  -----        -------------   ---------
  Dilutive loss per share....................       (63)          303,947       $(0.21)
                                                  -----        -------------   ---------
                                                  -----        -------------   ---------

1998
  Basic earnings per share...................      $378           306,255       $ 1.23
  Effect of dilutive stock options and
    warrants.................................        --             5,858
                                                  -----        -------------   ---------
  Dilutive earnings per share................      $378           312,113       $ 1.22
                                                  -----        -------------   ---------
                                                  -----        -------------   ---------

    Outstanding options to purchase 3,393,436 shares of common stock were not included in the computation of earnings per share for fiscal 1996 because the options' exercise prices were greater than the average market price of the common stock.

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    J.  INCOME TAXES

    The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

3. ACQUISITIONS AND DISPOSALS OF FACILITIES

    On January 30, 1997, the Company acquired OrNda by issuing 81,439,910 shares of its common stock in a tax-free exchange for all of OrNda's outstanding common stock in a transaction accounted for as a pooling-of-interests.

    Tenet's subsidiaries, including OrNda, acquired seven general hospitals in fiscal 1996, 11 general hospitals in fiscal 1997 and six general hospitals in fiscal 1998. During the past three years, the Company also acquired a number of physician practices, home health agencies and other healthcare operations. All of these transactions have been accounted for as purchases. The results of operations of the acquired businesses, which are not material in the aggregate with respect to any single fiscal year, have been included in the Company's consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows from the dates of acquisition. During the year ended May 31, 1998, the Company sold or closed 10 general hospitals, exchanged its ownership interest in one hospital for a minority interest in a joint venture, combined the operations of two other general hospitals, and sold certain ancillary healthcare operations. The results of operations of the sold or closed businesses were not significant.

4. MERGER, FACILITY CONSOLIDATION, IMPAIRMENT AND OTHER CHARGES

    1998

    In the fourth quarter of the year ended May 31, 1998, the Company recorded facility consolidation and impairment charges of $221 million relating to (in millions):

    -      The Company's 1998 Plan to close or sell:
             Three general hospitals, by May 31, 1999........................................  $      77
             Two specialty hospitals, by May 31, 1999........................................         24
             Twenty-nine home health agencies, by August 31, 1998............................         38
    -      Write-off of goodwill and other assets and additional costs to terminate contracts
             related to thirty-three of the Company's physician practices by May 31, 1999....         41
    -      Impairment of the carrying value of goodwill at an additional general hospital....         20
    -      Impairment of the carrying values of property, equipment, goodwill and other
             assets at sixteen home health agencies to be held and used......................          7
    -      A net increase in the estimate for losses from the 1997 Plan described below......         14
                                                                                               ---------
                                                                                               $     221
                                                                                               ---------
                                                                                               ---------

    The charges in the 1998 Plan above primarily consisted of $42 million in impairment charges to value property and equipment and other assets and $40 million to value goodwill at estimated fair values, which included, in the case of facilities to be sold, $1 million for costs to sell. For the hospitals to be closed, the

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

4. MERGER, FACILITY CONSOLIDATION, IMPAIRMENT AND OTHER CHARGES (CONTINUED) charges also include $36 million of lease commitments, demolition and other costs of closure. For the home health agencies to be closed, the charges above also include (a) $14 million in severance costs related to the termination of 489 employees at the agencies and in the corporate overhead departments involved with these exit activities, and (b) $6 million in other exit costs. The Company decided to terminate the physician contracts because they were generating and were projected to continue to generate operating losses. The $41 million charge includes $32 million for the write-off of goodwill and other assets and $9 million for the estimated costs to cancel the employment or management service agreements with the physicians. The $14 million increase in the estimate for losses from the 1997 Plan is primarily to record $33 million of additional impairment charges at 5 hospitals from the 1997 Plan based on revised estimates of fair value and costs to sell or close, less $19 million of favorable adjustments at two other hospitals while they were held for disposal and whose fair market value increased during the year ended May 31, 1998.

    The Company began its process of determining if its facilities were impaired (other than those related to the elimination of duplicate facilities or excess capacity) at May 31, 1998 by reviewing all of the facilities' three-year historical and one-year projected cash flows. Facilities whose cash flows were negative or trending significantly downward on this basis were selected for further impairment analysis. Their future cash flows (undiscounted and without interest charges) were estimated over the expected useful life of the facility and considered patient volumes, changes in payor mix, revenue and expense growth rates and reductions in Medicare payments due to the Balanced Budget Act of 1997, which assumptions varied by hospital, home health agency and physician practice. The sum of those expected future cash flows was compared to the carrying value of the assets. If the sum of the expected future cash flows was less than the carrying amount of the assets, the Company recognized an impairment loss. The aggregate carrying amount of assets held for disposal following the above charges was $38 million. The results of operations of the assets held for disposal and the effect of suspending future depreciation on these assets are not significant.

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

4. MERGER, FACILITY CONSOLIDATION, IMPAIRMENT AND OTHER CHARGES (CONTINUED)
    1997

    In the third and fourth quarters of the year ended May 31, 1997, the Company recorded merger, facility consolidation and impairment charges totaling $619 million, relating to (in millions):

    -      The OrNda Merger, including the following:
             Closure of OrNda's corporate and regional offices; consolidation of
               operations....................................................................  $      90
             Severance for 230 identified employees..........................................         56
             Investment banking, professional fees and other transaction costs...............         27
             Information systems consolidations, primarily related to the buy-out of vendor contracts, and the write-down of computer equipment and capitalized
               software......................................................................         15
    -      The Company's 1997 Plan to close seven general hospitals and to sell eight general hospitals and one other health care business in order to eliminate the
             duplication of services and excess capacity following the OrNda Merger..........        219
    -      Impairment of the carrying values of long-lived assets to their estimated fair values and other related costs at four general hospitals and three medical office buildings and unfavorable lease commitments at six medical office
             buildings acquired from OrNda...................................................        134
    -      Write-off of goodwill and other long-lived assets related to some of the Company's physician practices which are deemed not to be fully-recoverable based on the
             trends of operating results.....................................................         60
    -      A restructuring of physician practices, including severance for physicians, write-offs of computer equipment and software, physician contract terminations
             and the costs to reorganize regional management service organizations...........         18
                                                                                               ---------
                                                                                               $     619
                                                                                               ---------
                                                                                               ---------

    The $219 million charge for the Company's 1997 Plan above consists of $129 million of impairment losses to value property, equipment and other assets at estimated fair values, $34 million of impairment losses to write-down goodwill and $56 million of estimated costs to sell or close facilities subject to the 1997 plan (including demolition costs). The other impairment charges of $134 million above consist of $65 million in write-downs of property and equipment, $44 million in write-downs of goodwill to estimated fair values and $25 million for the unfavorable lease commitments.

    Three of the hospitals to be closed under the 1997 Plan were converted to alternate uses. The Company began its process of determining if its facilities were impaired (other than those related to the elimination of duplicate facilities or excess capacity) at May 31, 1997 by reviewing all of the facilities' and physician practices three-year historical and one-year projected cash flows. Facilities whose cash flows were negative or trending significantly downward on this basis were selected for further impairment analysis. Their future cash flows (undiscounted and without interest charges) were estimated over the expected useful life of the facility and considered patient volumes, changes in payor mix, revenue and expense growth rates and anticipated reductions in Medicare payments upon enactment of the Balanced Budget Act of 1997, which assumptions varied by hospital and physician practice. The sum of those expected future cash flows was compared to the carrying value of the assets. If the sum of the expected future cash flows was less than the carrying amount of the assets, the Company recognized an impairment loss. The aggregate carrying amount of assets held for disposal following the above charges was $130 million. The results of operations of the assets held for disposal and the effect of suspending future depreciation on

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

4. MERGER, FACILITY CONSOLIDATION, IMPAIRMENT AND OTHER CHARGES (CONTINUED) these assets were not significant. At May 31, 1998 management reclassified two of these facilities from assets to be disposed of to assets to be held and used, adjusted the fair values while they were held for disposal based on the Company's revised expectation of future positive cash flows from operations and eliminated the portion of the reserve set aside in fiscal 1997 for estimated costs to sell. All sold facilities were sold for amounts that approximated the estimated sales proceeds.

    In the third and fourth quarters of the year ended May 31, 1997 the Company also recorded unusual operating expenses related to OrNda which are reflected in the related expense line item in the consolidated statement of operations for the following:

    -      Costs to terminate or convert OrNda's employee benefit programs....................  $      18
    -      Costs to conform accounting methodologies used to estimate allowances for doubtful
             accounts.........................................................................          5
    -      Costs to conform accounting methodologies for estimating self-insurance reserves...         19
    -      Estimated costs to settle a government investigation of an OrNda facility and other
             OrNda litigation.................................................................         32
                                                                                                      ---
                                                                                                $      74
                                                                                                      ---
                                                                                                      ---

    1996

    In the year ended May 31, 1996, the Company recorded impairment losses of $86 million. The assets deemed to be impaired consisted of four general hospitals, one of which was held for sale, three rehabilitation hospitals, one of which was held for sale, and a parcel of undeveloped land. The charges consisted of $80 million in write-downs of property and equipment to estimated fair values, plus, in the case of facilities to be sold, costs to sell and $6 million in write-offs of pre-opening costs. The aggregate carrying amount of the assets held for disposal following the impairment charges was $8 million.

    One of the four general hospitals was converted to a specialty hospital. The conversion was begun in fiscal 1997 and completed in fiscal 1998. One general hospital was sold in fiscal 1997 and another was sold in fiscal 1998. The fourth hospital remains in operation. All three rehabilitation hospitals were sold in fiscal 1998. The results of operations of the assets held for disposal were not significant, nor was the effect of suspending future depreciation on these assets. All sold facilities were sold for amounts that approximated the estimated sales proceeds.

    In the case of the rehabilitation hospitals, the principal facts and circumstances leading to the impairment included (i) recent and forecast reductions in hospital admissions and payment rates caused by payor-driven shifts in care from traditional rehabilitation services to lower-cost skilled nursing facilities and (ii) changes in Medicare regulations for reimbursement of rehabilitative care after hip replacement surgery. The impairment of the general hospitals was the result of (i) a change in the use of one of the facilities from acute care to less intense specialty care, (ii) lower patient volumes, and
(iii) adverse changes in payor mix.

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

4. MERGER, FACILITY CONSOLIDATION, IMPAIRMENT AND OTHER CHARGES (CONTINUED)

    The table below presents a reconciliation of beginning and ending liability balances in connection with the $619 million of special charges recorded in fiscal 1997 and the $221 million of special charges recorded in fiscal 1998, as of May 31, 1997 and 1998.

                                            TRANSACTIONS IN FISCAL 1997                 TRANSACTIONS IN FISCAL 1998
                                     -----------------------------------------   -----------------------------------------
                                                                   BALANCES AT                                 BALANCES AT
                                     SPECIAL     CASH     OTHER      MAY 31,     SPECIAL     CASH     OTHER      MAY 31,
DESCRIPTION OF CHARGES               CHARGES   PAYMENTS   ITEMS       1997       CHARGES   PAYMENTS   ITEMS       1998
-----------------------------------  -------   --------   ------   -----------   -------   --------   ------   -----------
                                                                         (IN MILLIONS)
The OrNda Merger:
  Closure of corporate and regional
    offices........................   $ 90       $ (9)    $ (42)      $ 39        $ --      $ (15)    $ (12)      $ 12
  Severance costs..................     56        (35)       --         21          --        (16)       --          5
  Transaction costs................     27        (24)       --          3          --         (2)       --          1
  Information systems
    consolidation..................     15         --        (4)        11          --        (10)       --          1
Impairment losses to value
  property, equipment and goodwill
  at estimated fair values.........    332         --      (332)        --          --         --        --         --
Estimated costs to close or sell
  facilities in 1997 Plan..........     56         --        --         56          14        (35)       --         35
Accruals for unfavorable lease
  commitments at six medical office
  buildings........................     25         --        --         25          --         (3)       --         22
Restructuring of physician
  practices........................     18         --        --         18          --        (13)       (5)        --
Impairment losses to value
  property, equipment and goodwill
  at estimated fair values.........                                                141         --      (141)        --
Estimated costs to close or sell
  facilities in 1998 Plan..........                                                 37         --        --         37
Severance costs in connection with
  the closure of 29 home health
  agencies.........................                                                 14         --        --         14
Other home health agency exit
  costs............................                                                  6         --        --          6
Physician contract termination
  costs............................                                                  9         --        --          9
                                     -------      ---     ------     -----       -------   --------   ------     -----
Total..............................   $619       $(68)    $(378)      $173        $221      $ (94)    $(158)      $142
                                     -------      ---     ------                 -------   --------   ------
                                     -------      ---     ------                 -------   --------   ------
Less amounts included in long-term
  liabilities......................                                    (69)                                        (94)
                                                                     -----                                       -----
Current portion of reserves related
  to merger, facility consolidation
  and impairment charges...........                                    104                                          48
Plus current portion of reserve for
  discontinued operations..........                                    168                                          30
                                                                     -----                                       -----
Amount shown on consolidated
  balance sheet....................                                    272                                          78
                                                                     -----                                       -----
                                                                     -----                                       -----

    Other items primarily include write-offs or write-downs of long-lived assets, including property and equipment, goodwill and other assets.

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

5. OTHER CURRENT ASSETS

    Other current assets consist of the following:

                                                                            1997       1998
                                                                          ---------  ---------
                                                                              (DOLLARS IN
                                                                               MILLIONS)
Other receivables.......................................................  $     314  $     361
Prepaid expenses and other current items................................         35        110
Assets held for sale, at fair value, less estimated costs to sell.......         58         33
                                                                          ---------  ---------
                                                                          $     407  $     504
                                                                          ---------  ---------
                                                                          ---------  ---------

6. PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost and consists of the following:

                                                                            1997       1998
                                                                          ---------  ---------
                                                                              (DOLLARS IN
                                                                               MILLIONS)
Land....................................................................  $     443  $     524
Buildings and improvements..............................................      4,176      4,511
Construction in progress................................................        314        409
Equipment...............................................................      1,958      2,304
                                                                          ---------  ---------
                                                                              6,891      7,748
Less accumulated depreciation and amortization..........................      1,432      1,761
                                                                          ---------  ---------
Net property and equipment..............................................  $   5,459  $   5,987
                                                                          ---------  ---------
                                                                          ---------  ---------

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

7. LONG-TERM DEBT AND LEASE OBLIGATIONS

    A.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                                   1997       1998
                                                                                                 ---------  ---------
                                                                                                    (IN MILLIONS)
Loans payable to banks--unsecured..............................................................  $     779  $   1,587

  8 5/8% Senior Notes due 2003, $500 million face value, net of $9 million unamortized
    discount...................................................................................        489        491

  7 7/8% Senior Notes due 2003, $400 million face value, net of $6 million unamortized
    discount...................................................................................        392        394

  8% Senior Notes due 2005, $900 million face value, net of $21 million unamortized discount...        877        879

  7 5/8% Senior Notes due 2008, $350 million face value, net of $7 million unamortized
    discount...................................................................................         --        343

  9 5/8% Senior Notes due 2002, $300 million face value, net of $5 million unamortized discount
    at May 31, 1997, substantially redeemed in May 1998........................................        295         14

  8 5/8% Senior Subordinated Notes due 2007, $700 million face value, net of $15 million
    unamortized discount.......................................................................        684        685

  8 1/8% Senior Subordinated Notes due 2008, $1,005 million face value, net of $26 unamortized
    discount...................................................................................         --        979

  10 1/8% Senior Subordinated Notes due 2005, $900 million face value at May 31, 1997 less $20
    million unamortized discount, substantially redeemed in May 1998...........................        880          3

  6% Exchangeable Subordinated Notes due 2005, $320 million face value, stated at indexed value at May 31, 1997 and face value at May 31, 1998, both net of $8 million unamortized
    discount...................................................................................        330        312

  Zero-coupon guaranteed bonds due 1997 and 2002...............................................        110         30

  Notes and capital lease obligations, secured by property and equipment payable in
    installments to 2028.......................................................................        188        121

  Other notes, primarily unsecured.............................................................         26          1
                                                                                                 ---------  ---------
                                                                                                     5,050      5,839

Less current portion...........................................................................        (28)       (10)
                                                                                                 ---------  ---------
                                                                                                 $   5,022  $   5,829
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

    LOANS PAYABLE TO BANKS--In January 1997, in connection with the OrNda Merger, the Company entered into a new revolving credit agreement (the "1997 Credit Agreement") with a syndicate of banks that allows the Company to borrow, repay and reborrow up to $2.8 billion prior to the agreement's January 31, 2002 maturity date. This agreement replaced the Company's $1.55 billion unsecured revolving credit agreement with a syndicate of banks. As a result of this refinancing, as well as the refinancing of

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

7. LONG-TERM DEBT AND LEASE OBLIGATIONS (CONTINUED)
OrNda's then-existing credit facility, its 12 1/4% Senior Subordinated Notes and its 11 3/8% Senior Subordinated Notes, the Company recorded an extraordinary charge from early extinguishment of debt in the amount of $47 million, net of taxes of $29 million.

    Loans under the 1997 Credit Agreement are unsecured and generally bear interest at a base rate equal to the prime rate or, if higher, the federal funds rate plus 0.50%, or, at the option of the Company, an adjusted London interbank offered rate ("LIBOR") for one-, two-, three-, or six-month periods plus an interest margin of from 22.50 to 68.75 basis points. The Company has agreed to pay the lenders an annual facility fee on the total loan commitment at rates ranging from 12.50 to 31.25 basis points. The interest margins and facility fee rates are based on the ratio of the Company's consolidated total debt to net earnings before interest, taxes, depreciation, amortization and certain other similar noncash charges. During the four months ended May 31, 1997, the weighted average interest rate on loans payable to banks was 6.1%. During the year ended May 31, 1998 it was 6.2%.

    SENIOR NOTES AND SENIOR SUBORDINATED NOTES--On May 21, 1998, the Company sold $350 million of 7 5/8% Senior Notes due 2008 and $1.005 billion of 8 1/8% Senior Subordinated Notes due 2008. The senior notes are redeemable at any time at the option of the Company. The senior subordinated notes are not redeemable by the Company prior to June 1, 2003. The net proceeds from the sales of these notes were used to redeem $286 million of the Company's 9 5/8% Senior Notes due 2002 and $897 million of 10 1/8% Senior Subordinated Notes due 2005. In connection with this redemption, the Company recorded an extraordinary charge from early extinguishment of debt in the amount of $117 million, net of tax benefits of $72 million.

    In connection with the OrNda Merger and related refinancing, the Company issued, on January 30, 1997, $400 million of 7 7/8% Senior Notes due January 15, 2003, $900 million of 8% Senior Notes due January 15, 2005 and $700 million of
8 5/8% Senior Subordinated Notes due January 15, 2007. The proceeds to the Company were $1.95 billion, after underwriting discounts and commissions. The senior notes are not redeemable by the Company prior to maturity. Subject to certain limitations in the 1997 Credit Agreement, the senior subordinated notes are redeemable at the option of the Company, in whole or from time to time in part, at any time on or after January 15, 2002.

    The senior notes are unsecured obligations of the Company ranking senior to all subordinated indebtedness of the Company, including the senior subordinated notes, and equally in right of payment with all other indebtedness of the Company, including borrowings under the 1997 Credit Agreement described above. The senior subordinated notes also are unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt, including the senior notes and borrowings under the 1997 Credit Agreement.

    6% EXCHANGEABLE SUBORDINATED NOTES--The 6% Exchangeable Subordinated Notes due 2005 are exchangeable at the option of the holder for shares of common stock of Ventas, Inc., formerly known as Vencor, Inc. ("Ventas"), at an exchange rate of 25.9403 shares and $239.36 in cash (see Note 14) per $1,000 principal amount of the notes, subject to the Company's right to pay an amount in cash equal to the market price of the shares of Ventas common stock in lieu of delivery of such shares. Subject to certain limitations in the 1997 Credit Agreement, the notes are redeemable at the option of the Company at any time on or after January 15, 1999. The notes also are unsecured obligations of the Company subordinated in right of payment to all existing and future senior and senior subordinated debt and borrowings under the 1997 Credit Agreement.

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

7. LONG-TERM DEBT AND LEASE OBLIGATIONS (CONTINUED)
    In May 1998, Ventas, in connection with a plan of reorganization, split into two public companies: a self-administered, self-managed realty company (Ventas), and an operating company now known as Vencor, Inc. ("Vencor"), which leases hospitals and nursing facilities from Ventas. In May 1998, the Company sold its Vencor common stock and invested the proceeds in a portfolio of investments in U.S. government and U.S. government-sponsored agency securities. These investments are treated as available for sale with changes in value recorded in other comprehensive income.

    To the extent that the fair market value of the Company's investment in the common stock of Ventas and, from May 1998, the related investment portfolio, exceeds the carrying value of the notes at the end of any accounting period, the Company adjusts the carrying value of the notes to the fair market value of the investments through a charge or credit to earnings. Corresponding adjustments to the carrying value of the investments are credited or charged directly to other comprehensive income as unrealized gains or losses. At May 31, 1997, the market price of Ventas' common stock was $40.75 per share, or $2.20 per share over the then-existing exchange price of the stock. The Company accordingly recognized a noncash charge to earnings in the amount of $18 million. This charge was included with the net gain (or loss) on disposals of facilities and long-term investments in the accompanying consolidated statement of operations for the year ended May 31, 1997. At the end of the Company's second quarter in fiscal 1998, the Company reversed that charge because the market price of Ventas' common stock had dropped below the exchange price. The combined value of the Ventas common stock and the investment portfolio has remained below the exchange price through May 31, 1998.

    LOAN COVENANTS--The 1997 Credit Agreement and the indentures governing the Company's outstanding public debt have, among other requirements, limitations on borrowings by, and liens on the assets of, the Company or its subsidiaries, investments, the sale of all or substantially all assets and prepayment of subordinated debt, a prohibition against the Company declaring or paying dividends on or purchasing its stock unless its senior long-term unsecured debt securities are rated BBB- or higher by Standard and Poors' Rating Services and Baa3 or higher by Moody's Investors Service, Inc., and covenants regarding maintenance of specified levels of net worth, debt ratios and fixed-charge coverage ratios. Because of the dividend restrictions, all of the Company's retained earnings are restricted. The Company is in compliance with its loan covenants. There are no compensating balance requirements for any credit line or borrowing.

    B.  LONG-TERM DEBT MATURITIES AND LEASE OBLIGATIONS

    Future long-term debt cash maturities and minimum operating lease payments are as follows:

                                                                                                      LATER
                                               1999       2000       2001       2002       2003       YEARS
                                             ---------  ---------  ---------  ---------  ---------  ---------
                                                                  (DOLLARS IN MILLIONS)
Long-term debt.............................  $      10  $      33  $       6  $   1,593  $     464  $   3,840
Long-term leases...........................        171        127        118        102         89        549

    Rental expense under operating leases, including short-term leases, was $239 million in 1996, $253 million in 1997 and $283 million in 1998.

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

8. INCOME TAXES

    Taxes on income from continuing operations consist of the following amounts:

                                                                          1996       1997       1998
                                                                        ---------  ---------  ---------
                                                                             (DOLLARS IN MILLIONS)
Currently payable:
  Federal.............................................................  $     217  $     131  $      66
  State...............................................................         44         27         28
  Foreign.............................................................          5         --         --
                                                                        ---------  ---------  ---------
                                                                              266        158         94

Deferred:
  Federal.............................................................         71        (97)       112
  State...............................................................         13         (4)        19
                                                                        ---------  ---------  ---------
                                                                               84       (101)       131
                                                                        ---------  ---------  ---------
Other.................................................................         23         32         44
                                                                        ---------  ---------  ---------
Total taxes on income from continuing operations......................  $     373  $      89  $     269
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    A reconciliation between the amount of reported income tax expense (benefit) and the amount computed by multiplying income (loss) before tax by the statutory Federal income tax rate is shown below:

                                                                          1996       1997       1998
                                                                        ---------  ---------  ---------
                                                                             (DOLLARS IN MILLIONS)
Tax provision at statutory federal rate of 35%........................  $     299  $       9  $     227
State income taxes, net of federal income tax benefit.................         36         17         27
Goodwill amortization.................................................         27         26         26
Donation of TRC common stock..........................................         --         --        (25)
Gain on sale of foreign operations....................................         30         --         --
Nondeductible OrNda merger costs......................................         --         14         --
Nondeductible asset impairment charges................................         --         29         12
Benefit of prior-year net operating losses............................        (24)        --         --
Other.................................................................          5         (6)         2
                                                                        ---------  ---------  ---------
Taxes on income from continuing operations............................  $     373  $      89  $     269
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

8. INCOME TAXES (CONTINUED)
    Deferred tax assets and liabilities as of May 31, 1997 and 1998 relate to the following:

                                                                                      1997                      1998
                                                                            ------------------------  ------------------------
                                                                              ASSETS     LIABILITIES    ASSETS     LIABILITIES
                                                                            -----------  -----------  -----------  -----------
                                                                                          (DOLLARS IN MILLIONS)
Depreciation and fixed-asset basis differences............................          --    $     637           --    $     824
Reserves related to discontinued operations, merger, facility
  consolidation other charges.............................................         103           --           32           --
Receivables--doubtful accounts and adjustments............................         112           --           50           --
Accruals for insurance risks..............................................         103           --          121           --
Intangible assets.........................................................           1           --           --           13
Other long-term liabilities...............................................          98           --          235           --
Benefit plans.............................................................          91           --           80           --
Other accrued liabilities.................................................          60           --          150           --
Investments and other assets..............................................          --           35           --           57
Federal and state net operating loss carryforwards........................          58           --           87           --
Other items...............................................................          31           --           --            9
                                                                                 -----        -----        -----        -----
                                                                             $     657    $     672    $     755    $     903
                                                                                 -----        -----        -----        -----
                                                                                 -----        -----        -----        -----

    Management believes that realization of the deferred tax assets is more likely than not to occur as temporary differences reverse against future taxable income.

    The following schedule summarizes approximate tax attribute carryforwards from prior tax returns for OrNda which are available to offset future federal net taxable income:

                                                                                   EXPIRATION
                                                                        AMOUNT       PERIODS
                                                                      -----------  -----------
                                                                       (DOLLARS IN MILLIONS)
Net operating loss..................................................   $     249    1999-2013
General business credits............................................           1    1999-2009
Alternative minimum tax.............................................           9      None

    Allowable federal deductions relating to net operating losses of OrNda and certain of its subsidiaries are subject to annual limitations. These limitations are not expected to significantly affect the ability of the Company to ultimately recognize the benefit of these net operating loss deductions in future years.

9. CLAIMS AND LAWSUITS

    A.  PROFESSIONAL AND GENERAL LIABILITY INSURANCE

    In its normal course of business, the Company is subject to claims and lawsuits relating to patient treatment. The Company believes that its liability for damages resulting from such claims and lawsuits is adequately covered by insurance or is adequately provided for in its consolidated financial statements.

    The Company insures substantially all of its professional and comprehensive general liability risks in excess of self-insured retentions through a majority-owned insurance subsidiary. These self-insured retentions currently are $1 million per occurrence and in prior years varied by hospital and by policy period

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

9. CLAIMS AND LAWSUITS (CONTINUED)
from $500,000 to $3 million per occurrence. A significant portion of these risks is, in turn, reinsured with major independent insurance companies. Prior to fiscal 1995, the Company insured its professional and comprehensive general liability risks related to its psychiatric and rehabilitation hospitals through a wholly owned insurance subsidiary, which reinsured risks in excess of $500,000 per occurrence with major independent insurance companies. The Company has reached the policy limits provided by this insurance subsidiary related to the psychiatric hospitals in most of its coverage years. In addition, damages, if any, arising from fraud and conspiracy claims in psychiatric malpractice cases (described under Legal Proceedings below) may not be insured.

    In addition to the reserves recorded by the above insurance subsidiaries, the Company maintains an unfunded reserve based on actuarial estimates for the self-insured portion of its professional liability risks. Reserves for losses and related expenses are estimated using expected loss-reporting patterns and have been discounted to their present value. Adjustments to the reserves are included in results of operations.

    B.  SIGNIFICANT LEGAL PROCEEDINGS

    The Company has been involved in significant legal proceedings of an unusual nature related principally to its discontinued psychiatric business. In prior years, the Company recorded provisions to estimate the cost of the ultimate disposition of all of these proceedings and to estimate the legal fees that it expected to incur. The Company has settled the most significant of these matters. The remaining reserves are for unusual litigation costs that relate to matters that had not been settled as of May 31, 1998 and an estimate of the legal fees to be incurred subsequent to May 31, 1998. These reserves represent management's estimate of the remaining net costs of the ultimate disposition of these matters. There can be no assurance, however, that the ultimate liability will not exceed such estimates. Although, based upon information currently available to it, management believes that the amount of damages, if any, in excess of its reserves for unusual litigation costs that may be awarded in any of the following unresolved legal proceedings cannot reasonably be estimated, management does not believe it is likely that any such damages will have a material adverse effect on the Company's results of operations, liquidity or capital resources. All of the costs associated with these legal proceedings are classified in discontinued operations.

    The Company continues to defend a greater-than-normal level of civil litigation relating to certain of its subsidiaries' discontinued psychiatric operations. The majority of the lawsuits filed contain allegations of medical malpractice as well as allegations of fraud and conspiracy against the Company and certain of its subsidiaries and former employees. Also named as defendants are numerous doctors and other healthcare professionals. The Company believes that this litigation has arisen primarily from advertisements by certain lawyers seeking former psychiatric patients in order to file claims against the Company and certain of its subsidiaries. The advertisements focus, in many instances, on the settlement of past disputes involving the operations of the subsidiaries' discontinued psychiatric business. Many of the cases alleging fraud and conspiracy that have been filed to date against the Company and certain of its subsidiaries have been resolved.

    The number of advertisements has increased and the Company expects that additional lawsuits with similar allegations will be filed. The Company believes it has a number of defenses to each of these actions and will defend these and any additional lawsuits vigorously. Until the lawsuits are resolved, however, the Company will continue to incur substantial legal expenses.

    Two federal securities class actions filed in August 1993 were consolidated into one action. This consolidated action was on behalf of a purported class of shareholders who purchased or sold stock of the

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

9. CLAIMS AND LAWSUITS (CONTINUED)
Company between January 14, 1993 and August 26, 1993, and alleged violations of the securities laws by the Company and certain of its executive officers. On March 2, 1998, the Company signed a definitive settlement agreement, pursuant to which the Company paid $11,650,000 to settle all claims.

10. SHAREHOLDERS' EQUITY

    A.  PREFERRED STOCK PURCHASE RIGHTS AND PREFERRED STOCK

    In 1988, Tenet distributed Preferred Stock Purchase Rights to holders of Tenet's common stock and authorized the issuance of additional rights for common stock issued after that date. The rights expire in December 1998 unless previously exercised or redeemed and do not entitle the holders thereof to vote as shareholders or receive dividends. The rights may be replaced by new rights.

    The Company may redeem the rights at $0.025 per right at any time up to the 10th business day after a public announcement that a person has acquired 20% or more of the Company's common stock in a transaction or transactions not approved by the Board of Directors. The rights are not exercisable until after the date on which the Company's right to redeem the rights has expired. When exercisable, each right entitles the holder thereof to purchase from the Company one two-thousandth of a share of Series A Junior Participating Preferred Stock ("Series A Preferred Stock") at a price of $40.61, subject to adjustment.

    Subject to the foregoing, in the event the Company is acquired in a merger or other business combination transaction in which shares of the Company's common stock are exchanged for shares of another company or more than 50% of the Company's assets are sold, each holder of a right generally will be entitled upon exercise to purchase, for the then-current exercise price of the right, common stock of the surviving company having a market value equal to two times the exercise price of the rights. In the event of certain other mergers or business combinations, certain self-dealing transactions or the acquisition by a person of stock having 30% or more of the Company's general voting power (in each case without the approval of the Board of Directors), each holder of a right generally will be entitled to purchase upon exercise, for the then-current exercise price of the right, the number of shares of Series A Preferred Stock having a market value equal to two times the exercise price of the rights.

    The Series A Preferred Stock for which the Preferred Stock Purchase Rights may be exchanged is nonredeemable and has a par value of $0.15 per share. On January 27, 1997, in connection with the OrNda Merger, the Board of Directors approved an increase in the number of preferred shares authorized from 225,000 to 350,000. None of the 350,000 authorized shares are issued or outstanding.

    B.  WARRANTS

    At May 31, 1998, there were warrants outstanding to purchase 124,064 shares of common stock at an exercise price of $13.25 per share. These warrants may be exercised through April 30, 2000.

11. STOCK BENEFIT PLANS

    The Company has stock-based compensation plans, which are described below. The Company has elected to continue to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for stock options under the plans because the exercise prices for all options granted during 1996, 1997 and 1998 were the quoted market prices on the option grant dates.

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

11. STOCK BENEFIT PLANS (CONTINUED)

    At May 31, 1998, there were 18,571,845 shares of common stock available for future grants of stock options and performance-based incentive awards to the Company's key employees, advisors and consultants. The exercise price of each option generally equals the market price of the Company's stock on the date of grant and options are normally exercisable at the rate of one-third per year beginning one year from the date of grant. Stock options generally expire 10 years from the date of grant. No performance-based incentive stock awards have been made since fiscal 1994.

    The Company has a Directors Stock Option Plan that makes available for issuance to nonemployee directors options to purchase shares of common stock. At May 31, 1998 there were 267,500 shares available for future grant. Under this plan each nonemployee director receives a stock option for 7,500 common shares upon initially being elected to the Board of Directors and on the fourth Thursday of each January thereafter. Awards have an exercise price equal to the fair market value of the Company's shares on the date of grant, vest one year after the date of grant and expire 10 years after the date of grant. In October 1997, the shareholders approved an amendment to the Directors Stock Option Plan increasing the initial annual grant of options under the plan from 5,000 to 7,500 options.

    All awards granted under the foregoing plans will vest under circumstances defined in the plans or under certain employment arrangements, including a change in control of the Company without the approval of the Board of Directors.

    The following table summarizes certain information about the Company's stock options outstanding at May 31, 1998:

                                                  OPTIONS OUTSTANDING
                                     ----------------------------------------------
                                                 WEIGHTED-AVERAGE                         OPTIONS EXERCISABLE
                                                    REMAINING                         ----------------------------
                                     NUMBER OF     CONTRACTUAL     WEIGHTED-AVERAGE   NUMBER OF   WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES              OPTIONS         LIFE          EXERCISE PRICE     OPTIONS     EXERCISE PRICE
-----------------------------------  ----------  ---------------   ----------------   ----------  ----------------
$ 4.69 to $ 9.88...................   2,568,961      5.5years           $ 9.38         2,568,961       $ 9.38
$10.55 to $15.88...................   5,296,954      6.4                $13.42         5,283,250       $13.42
$16.25 to $20.88...................   3,132,357      7.3                $20.33         2,048,246       $20.16
$21.00 to $26.38...................   6,758,041      7.6                $23.78         2,268,950       $23.73
$31.00 to $35.13...................   5,528,259      9.5                $33.07                --           --
                                     ----------                                       ----------
                                     23,284,572      7.5                $21.58        12,169,407       $15.63
                                     ----------                                       ----------
                                     ----------                                       ----------

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

11. STOCK BENEFIT PLANS (CONTINUED)
    A summary of the status of the Company's stock option plans as of May 31, 1996, 1997 and 1998, and changes during the years ending on those dates is presented below:

                                                    1996                       1997                       1998
                                          -------------------------  -------------------------  -------------------------
                                                         WEIGHTED-                  WEIGHTED-                  WEIGHTED-
                                                          AVERAGE                    AVERAGE                    AVERAGE
                                                         EXERCISE                   EXERCISE                   EXERCISE
                                             SHARES        PRICE        SHARES        PRICE        SHARES        PRICE
                                          ------------  -----------  ------------  -----------  ------------  -----------
Outstanding at beginning of year........    25,742,932   $   14.22     26,299,166   $   14.20     24,850,790   $   17.25
Granted.................................     5,782,921   $   19.23      6,436,800   $   24.07      5,608,259   $   33.07
Exercised...............................    (3,120,462)  $   11.69     (7,093,224)  $   13.85     (6,547,332)  $   14.89
Forfeited...............................    (2,106,225)  $   20.05       (791,952)  $   19.92       (627,145)  $   22.27
                                          ------------               ------------               ------------
Outstanding at end of year..............    26,299,166   $   14.20     24,850,790   $   17.25     23,284,572   $   21.58
                                          ------------               ------------               ------------
                                          ------------               ------------               ------------
Options exercisable at year-end.........    13,403,495   $   14.12     14,450,670   $   14.08     12,169,407   $   15.63
                                          ------------               ------------               ------------
                                          ------------               ------------               ------------
Weighted average fair value of options
  granted during the past three years...                 $   10.12                  $   11.62                  $   14.66
                                                        -----------                -----------                -----------
                                                        -----------                -----------                -----------

    The fair values of the option grants in the table above, and for purposes of the pro forma disclosures below, have been estimated as of the date of each grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                        1996         1997         1998
                                                                        -----        -----        -----
Expected volatility................................................          39%          40%          33%
Risk-free interest rates...........................................         5.7%         6.5%         5.9%
Expected Lives, in years...........................................         6.2          5.8          6.1
Expected dividend yield............................................           0%           0%           0%

    Had compensation cost for the Company's stock options been determined based on these fair values for awards granted during the past three years, the Company's net income (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

                                                                        1996       1997       1998
                                                                      ---------  ---------  ---------
                                                                               (IN MILLIONS)
Net income:
  As reported.......................................................  $     434  $    (244) $     261
  Pro forma.........................................................  $     431  $    (260) $     231

Basic earnings per share:
  As reported.......................................................  $    1.54  $   (0.81) $    0.85
  Pro forma.........................................................  $    1.54  $   (0.86) $    0.76

Diluted earnings per share:
  As reported.......................................................  $    1.49  $   (0.81) $    0.84
  Pro forma.........................................................  $    1.48  $   (0.86) $    0.75

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

11. STOCK BENEFIT PLANS (CONTINUED)
    These pro forma disclosures are not likely to be representative of the pro forma results for future years, because the options vest over three years and additional awards are generally made each year.

12. EMPLOYEE STOCK PURCHASE PLAN

    The Company has an Employee Stock Purchase Plan under which it is authorized to issue up to 5 million shares of common stock to eligible employees of the Company or its designated subsidiaries. Under the terms of the plan, eligible employees can elect to have between 1% and 10% of their base earnings withheld each calendar quarter to purchase, on the last day of the quarter, shares of the Company's common stock at a purchase price equal to 85% of the lower of the closing price on the first day of the quarter or its closing price on the last day of the quarter. Under the plan, the Company sold 727,954 shares to employees in the year ended May 31, 1997 at a weighted average price of $17.64 per share and 703,832 shares in the year ended May 31, 1998 at a weighted average price of $24.87 per share.

13. EMPLOYEE RETIREMENT PLANS

    Substantially all domestic employees who are employed by the Company or its subsidiaries, upon qualification, are eligible to participate in a defined contribution 401(k) plan. Employees who elect to participate generally make mandatory contributions from 1% to 16% of their eligible compensation, and the Company matches such contributions up to a maximum percentage. Company contributions to the plans were approximately $32 million for each of fiscal years 1996 and 1997, and $39 million for fiscal 1998.

14. INVESTMENTS

    The Company's principal long-term investments in unconsolidated affiliates include 8,301,067 shares of common stock of Ventas and 2,865,000 shares of TRC. Also included in the Company's long-term investments at May 31, 1998 is an investment portfolio of U.S. government securities aggregating $77 million, which resulted from the investment of the proceeds from the Company's sale of 8,301,067 shares of Vencor common stock that it received as a dividend from Ventas in May 1998. This sale resulted in a pretax loss to the Company of $30 million. The portfolio is being held in an escrow account for the benefit of the holders of the Company's 6% Exchangeable Notes (See Note 7). The Company classifies all these investments as "available for sale" whereby the carrying values of the shares and debt instruments are adjusted to market value at the end of each accounting period through a credit or charge, net of income taxes, to other comprehensive income. At May 31, 1997 and 1998, the aggregate market value of these investments was approximately $446 million and $299 million, respectively.

    In March 1998, the Company contributed 2,135,000 shares of its TRC common stock, with a fair market value of $75 million and an original cost basis of $4 million, to the newly created Tenet Healthcare Foundation, a charitable foundation through which Tenet intends to conduct substantially all of the Company's philanthropic grant making. The effect of the contribution to the foundation, less the gain on the disposition of the TRC shares, has been reflected in net gains (losses) on disposals of facilities and long-term investments in the 1998 Consolidated Statement of Operations.

15. DISCONTINUED OPERATIONS--PSYCHIATRIC HOSPITAL BUSINESS

    In fiscal 1996, the Company recorded $16 million (less income tax benefits of $6 million) for additional estimated legal costs and $25 million (less tax benefits of $10 million) to increase the reserves of the Company's wholly owned insurance subsidiary for professional liability claims, all of which related to

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

15. DISCONTINUED OPERATIONS--PSYCHIATRIC HOSPITAL BUSINESS (CONTINUED) the former psychiatric hospitals. In fiscal 1997, the Company recorded $215 million (less income tax benefits of $81 million) to reflect the recent settlements of patient and other litigation and to record the estimated future costs to settle the remaining litigation related to certain of its former psychiatric hospitals and to increase the reserves of its wholly owned insurance subsidiary by an additional $42 million.

16. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents, accounts receivable, current portion of long-term debt, accounts payable and accrued interest payable approximate fair value because of the short maturity of these instruments. The carrying values of investments, both short-term and long-term (excluding investments accounted for by the equity method), long-term receivables and long-term debt are not materially different from the estimated fair values of these instruments.

17. RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for financial statements for fiscal years beginning after June 15, 1999, and which will apply to the Company beginning June 1, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company does not believe that the new standard will have any significant effect on its future results of operations.

    In March and in April, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued two Statements of Position ("SOPs") that are effective for financial statements for fiscal years beginning after December 15, 1998, which will apply to the Company beginning with its fiscal year ended May 31, 2000. SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," provides guidance on the circumstances under which the costs of certain computer software should be capitalized and/or expensed. SOP 98-5, "Reporting on the Costs of Start-Up Activities," requires such costs to be expensed as incurred instead of capitalized and amortized. The Company does not expect the adoption of either of these SOPs to have any material effect on its future results of operations.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                   FISCAL 1997 QUARTERS
                                       --------------------------------------------             FISCAL 1998 QUARTERS
                                                                THIRD                ------------------------------------------
                                         FIRST     SECOND    (RESTATED)    FOURTH      FIRST     SECOND      THIRD     FOURTH
                                       ---------  ---------  -----------  ---------  ---------  ---------  ---------  ---------
                                                               (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net operating revenues...............  $   1,991  $   2,112   $   2,237   $   2,351  $   2,331  $   2,429  $   2,564  $   2,571
Income (loss) from continuing
  operations.........................  $      96  $     103   $     (56)  $    (206) $     116  $     138  $     148  $     (24)
Net income (loss)....................  $      96  $     103   $    (103)  $    (340) $     116  $     138  $     148  $    (141)
                                       ---------  ---------  -----------  ---------  ---------  ---------  ---------  ---------
                                       ---------  ---------  -----------  ---------  ---------  ---------  ---------  ---------
Earnings (loss) per share from
  continuing operations:
  Basic..............................  $    0.32  $    0.35   $   (0.18)  $   (0.67) $    0.38  $    0.45  $    0.48  $   (0.08)
  Diluted............................  $    0.32  $    0.34   $   (0.18)  $   (0.67) $    0.38  $    0.44  $    0.47  $   (0.08)
                                       ---------  ---------  -----------  ---------  ---------  ---------  ---------  ---------
                                       ---------  ---------  -----------  ---------  ---------  ---------  ---------  ---------

    Quarterly operating results are not necessarily representative of operations for a full year. For example, fiscal 1997 includes expenses of $151 million recorded in the third quarter and $37 million recorded in the fourth quarter in connection with the OrNda Merger, and restructuring charges of $18 million, impairment losses of $413 million and an $18 million loss for the additional liability related to the Company's indexed debt instruments, recorded in the fourth quarter, as well as a $47 million extraordinary charge from early extinguishment of debt in the third quarter and a $134 million charge to discontinued operations in the fourth quarter. Fiscal 1998 includes an $18 million gain recorded in the second quarter related to a change in the index value of the Company's 6% Exchangeable Notes, and a $35 million loss from disposal of long-term investments, impairment losses and other charges of $221 million, as well as a $117 million extraordinary charge from early extinguishment of debt in the fourth quarter.

COMMON STOCK INFORMATION (UNAUDITED)

                                                FISCAL 1997 QUARTERS                         FISCAL 1998 QUARTERS
                                      ----------------------------------------    -------------------------------------------
                                       FIRST     SECOND      THIRD     FOURTH      FIRST      SECOND      THIRD      FOURTH
                                      -------    -------    -------    -------    -------    --------    -------    ---------
Price range:
  High.............................    22 5/8     23 1/4     28 7/8     29 5/8     31 1/2     33 1/4      37 1/2     40 15/16
  Low..............................    18 1/2     20 3/8     21 3/8     23 1/4     25 1/2     26 7/16     30 3/8     34 3/4

    At May 31, 1998, there were approximately 16,800 holders of record of the Company's common stock. The Company's common stock is listed and traded on the New York and Pacific stock exchanges. The stock prices above are the high and low sales prices as reported in the NYSE Composite Tape for the last two fiscal years. The Company's credit facility prohibits the declaration or payment of dividends unless its senior long-term unsecured debt securities are rated BBB-or higher by Standard and Poors Rating Services and Baa3 or higher by Moody's Investors Services, Inc.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

    (a)  3.  Exhibits.

        (23)  Consent of Experts

           (a)  Auditors Consent (KPMG LLP)

                                   SIGNATURE

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) AND RULE 12B-15 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON APRIL 28, 1999.

TENET HEALTHCARE CORPORATION

By: /s/ Trevor Fetter
-------------------------------
   Name: Trevor Fetter
   Title: CHIEF CORPORATE OFFICER AND
       CHIEF ACCOUNTING OFFICER

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED MAY 31, 1996, 1997 AND 1998

                                 (IN MILLIONS)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                          ADDITIONS CHARGED TO:
                                          BALANCE AT   ----------------------------
                                          BEGINNING     COSTS AND                                       OTHER      BALANCE AT
                                          OF PERIOD    EXPENSES(1)   OTHER ACCOUNTS   DEDUCTIONS(2)   ITEMS(3)    END OF PERIOD
                                          ----------   -----------   --------------   -------------   ---------   -------------
1996....................................     $212          $436         --                $(471)         $33           $210
1997....................................     $210          $503         --                $(474)        ($15)          $224
1998....................................     $224          $598         --                $(629)         $(2)          $191

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