Form 10-Q/A
period 1999-02-28
TENET HEALTHCARE CORP
filed 1999-04-28
CIK 70318

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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
-----------------

Note: Item 3 of Part I and Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                          TENET HEALTHCARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           MAY 31,        FEBRUARY 28,
                                                                                            1998              1999
                                                                                        ------------      ------------
                                                                                         (DOLLAR AMOUNTS IN MILLIONS)

                                    ASSETS

Current assets:
     Cash and cash equivalents................................................          $      23         $      61
     Short-term investments in debt securities................................                132               130
     Accounts receivable, less allowance for doubtful accounts ($191 at
         May 31 and $244 at February 28)......................................              1,742             2,303
     Inventories of supplies, at cost.........................................                214               244
     Deferred income taxes....................................................                275               166
     Other current assets.....................................................                504               418
                                                                                        ------------      ------------
              Total current assets............................................              2,890             3,322
                                                                                        ------------      ------------

Investments and other assets..................................................                498               524

Property and equipment, at cost...............................................              7,748             8,450
     Less accumulated depreciation and amortization...........................              1,761             2,033
                                                                                        ------------      ------------
     Net property and equipment...............................................              5,987             6,417
                                                                                        ------------      ------------

Intangible assets, at cost less accumulated amortization
     ($327 at May 31 and $420 at February 28).................................              3,399             3,607
                                                                                        ------------      ------------
                                                                                        $  12,774         $  13,870
                                                                                        ------------      ------------
                                                                                        ------------      ------------


    See accompanying Notes to Condensed Consolidated Financial Statements and
         Managements Discussion and Analysis of Financial Condition and
                             Results of Operations.

                          TENET HEALTHCARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        MAY 31,       FEBRUARY 28,
                                                                                         1998             1999
                                                                                     ------------     ------------
                                                                                      (DOLLAR AMOUNTS IN MILLIONS)

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt....................................           $      10        $      35
     Accounts payable.....................................................                 657              642
     Accrued employee compensation and benefits...........................                 355              377
     Accrued interest payable.............................................                 106               80
     Other current liabilities............................................                 580              696
                                                                                     ------------     ------------
              Total current liabilities...................................               1,708            1,830
                                                                                     ------------     ------------

Long-term debt, net of current portion....................................               5,829            6,496
Other long-term liabilities and minority interests........................               1,256            1,134
Deferred income taxes.....................................................                 423              437

Shareholders' equity:
     Common stock, $0.075 par value; authorized 700,000,000 shares; 313,044,417 shares issued at May 31 and 314,279,558 shares
         issued at February 28............................................                  23               24
     Other shareholders' equity...........................................               3,605            4,019
     Less common stock in treasury, at cost, 3,754,891 shares at May 31
         and 3,754,555 at February 28 ....................................                (70)             (70)
                                                                                     ------------     ------------
              Total shareholders' equity..................................               3,558            3,973
                                                                                     ------------     ------------
                                                                                     $  12,774        $  13,870
                                                                                     ------------     ------------
                                                                                     ------------     ------------

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

                          TENET HEALTHCARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED FEBRUARY 28, 1998 AND 1999

                                                                                            1998               1999
                                                                                         -----------       -----------
                                                                                                 (IN MILLIONS)
Net cash provided by operating activities.................................               $    137          $    315
                                                                                         -----------       -----------
Cash flows from investing activities:
     Proceeds from sales of facilities and other assets...................                    162                19
     Collection of notes receivable.......................................                     25                 7
     Purchases of property and equipment..................................                   (371)             (401)
     Purchases of new businesses, net of cash acquired. ..................                   (679)             (470)
     Other items..........................................................                    (77)             (108)
                                                                                         -----------       -----------
         Net cash used in investing activities............................                   (940)             (953)
                                                                                         -----------       -----------

Cash flows from financing activities:
     Proceeds from borrowings.............................................                  1,916             4,660
     Payments of borrowings...............................................                 (1,189)           (3,998)
     Other items, primarily stock option exercises........................                     58                14
                                                                                         -----------       -----------
         Net cash provided by financing activities........................                    785               676
                                                                                         -----------       -----------

Net increase (decrease) in cash and cash equivalents......................                    (18)               38
Cash and cash equivalents at beginning of period..........................                     35                23
                                                                                         -----------       -----------
Cash and cash equivalents at end of period................................               $     17          $     61
                                                                                         -----------       -----------
                                                                                         -----------       -----------

Supplemental disclosures:
     Interest paid, net of amounts capitalized............................               $    338          $    378
     Income taxes paid, net of refunds received...........................                     11               (30)
     Fair value of common stock issued for purchase of new business.......                      9                 -
     Fair value of common stock tendered for note receivable..............                     16                 -



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

4. The following table presents a reconciliation of the Company's beginning and ending liability balances in connection with the reserves for merger, facility consolidation and other charges recorded in fiscal 1997 and 1998 by type of cost for the nine-month period ended February 28, 1999 (in millions):

                                                                           CASH
                                                                        PAYMENTS,
                                                                          NET OF                         BALANCES AT
                                           BALANCES AT     SPECIAL    FACILITY SALES                    FEBRUARY 28,
     RESERVES RELATED TO:                  MAY 31, 1998    CHARGES       PROCEEDS       OTHER ITEMS         1999
    -------------------------------------  ------------   ----------  -------------   -------------    ------------
     The OrNda Merger ..................   $      19            -     $       (9)              -       $      10

     Estimated costs to sell or close
     facilities and lease accruals in
     1997 Plan..........................          57            -             (1)             (8)             48

     Estimated costs to sell or close
     hospitals in 1998 Plan.............          37            -             (2)              -              35

     Severance and other exit costs
     related to closure of home health
     agencies...........................          20            -            (15)                              5

     Termination of physician contracts.           9            -              -               -               9
                                           ------------   ----------  -------------   -------------    ------------
          Total.........................   $     142      $     0     $      (27)     $       (8)      $     107
                                           ------------   ----------  -------------   -------------    ------------
                                           ------------   ----------  -------------   -------------    ------------

     Cash payments to be applied against these accruals are expected to approximate $22 million in the remainder of fiscal 1999 and $85 million thereafter.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity for the nine months ended February 28, 1999 was derived primarily from borrowings under the Company's unsecured revolving bank credit agreement (the "Credit Agreement") and net cash provided by operating activities. Net cash provided by operating activities for the nine months ended February 28, 1998 was $137 million. Cash expenditures in 1998 include the settlement of significant litigation relating to the Company's discontinued psychiatric business. Net cash provided by operating activities for the nine months ended February 28, 1999 was $315 million.

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

                                   TENET HEALTHCARE CORPORATION
                                              (Registrant)

Date:  April 28, 1999                       /s/ TREVOR FETTER
                             ---------------------------------------------------
                                              Trevor Fetter
                                        Office of the President,
                             Chief Corporate Officer and Chief Financial Officer
                                      (Principal Financial Officer)


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