Form 10-K405
period 1999-05-31
TENET HEALTHCARE CORP
filed 1999-08-27
CIK 70318

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 1999.

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO
                 .

                         COMMISSION FILE NUMBER: I-7293
                            ------------------------

                          TENET HEALTHCARE CORPORATION
             (Exact name of Registrant as specified in its charter)

                NEVADA                                95-2557091
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)               Identification No.)

          3820 STATE STREET                             93105
      SANTA BARBARA, CALIFORNIA                       (Zip Code)
        (Address of principal
          executive offices)

                            AREA CODE (805) 563-7000
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                      TITLE OF EACH CLASS                              NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock...................................................                 New York Stock Exchange
                                                                                 Pacific Stock Exchange
Preferred Stock Purchase Rights................................                 New York Stock Exchange
                                                                                 Pacific Stock Exchange
9 5/8% Senior Notes due 2002...................................                 New York Stock Exchange
7 7/8% Senior Notes due 2003...................................                 New York Stock Exchange
8 5/8% Senior Notes due 2003...................................                 New York Stock Exchange
6% Exchangeable Subordinated Notes due 2005....................                 New York Stock Exchange
8% Senior Notes due 2005.......................................                 New York Stock Exchange
10 1/8% Senior Subordinated Notes due 2005.....................                 New York Stock Exchange
8 5/8% Senior Subordinated Notes due 2007......................                 New York Stock Exchange
7 5/8% Series B Senior Notes due 2008..........................                 New York Stock Exchange
8 1/8% Series B Senior Subordinated Notes due 2008.............                 New York Stock Exchange

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. /X/

    As of July 31, 1999, there were 311,341,137 shares of Common Stock outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, based on the closing price of these shares on the New York Stock Exchange, was $5,579,900,260. For the purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

    Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 1999, have been incorporated by reference into Parts I, II and IV of this Report. Portions of the definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                         FORM 10-K ANNUAL REPORT--1999
                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                                                                                                                PAGE
                                                                                                                -----
PART I

Item 1.      Business......................................................................................           1
Item 2.      Properties....................................................................................          23
Item 3.      Legal Proceedings.............................................................................          23
Item 4.      Submission of Matters to a Vote of Security Holders...........................................          24

PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.........................          24
Item 6.      Selected Financial Data.......................................................................          24
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.........          24
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk....................................          24
Item 8.      Financial Statements and Supplementary Data...................................................          24
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........          24

PART III

Item 10.     Directors and Executive Officers of the Registrant............................................          25
Item 11.     Executive Compensation........................................................................          25
Item 12.     Security Ownership of Certain Beneficial Owners and Management................................          25
Item 13.     Certain Relationships and Related Transactions................................................          25

PART IV

Item 14.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K.............................          26

------------------------

Note: The responses to Items 5 through 8, Item 12 and portions of Items 1, 3, 10, 11 and 14 are included in the Registrant's Annual Report to Shareholders for the year ended May 31, 1999, or the definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders. The required information is incorporated into this Report by reference to those documents and is not repeated herein.

                                     PART I

ITEM 1.  BUSINESS

                                    GENERAL

    Tenet Healthcare Corporation (together with its subsidiaries, "Tenet", the "Registrant" or the "Company") is the second-largest investor-owned health care services company in the United States. At May 31, 1999, Tenet's subsidiaries and affiliates (collectively "subsidiaries") owned or operated 130 general hospitals with 30,791 licensed beds and related health care facilities serving urban and rural communities in 18 states, and held investments in other health care companies. The related health care facilities included a small number of rehabilitation hospitals, specialty hospitals, long-term care facilities and psychiatric facilities and many medical office buildings located on the same campus as, or nearby, its general hospitals, various ancillary health care businesses, including outpatient surgery centers, home health care agencies, occupational and rural health care clinics, health maintenance organizations, a preferred provider organization, a managed care insurance company and physician practices. Tenet intends to continue its strategic acquisitions of and partnerships or affiliations with additional general hospitals and related health care businesses in order to expand and enhance its integrated health care delivery systems.

    Tenet has grown substantially over the past several years through corporate acquisitions and acquisitions of individual facilities. On March 1, 1995, Tenet acquired the parent company of American Medical International, Inc., now known as Tenet HealthSystem Medical, Inc. ("TH Medical"), in a transaction accounted for as a purchase. At the time it was acquired, TH Medical owned 35 general hospitals as well as related health care businesses. On January 30, 1997, Tenet acquired OrNda HealthCorp ("OrNda"), now known as Tenet HealthSystem HealthCorp ("TH HealthCorp"), in a transaction accounted for as a pooling-of-interests (the "Merger"). Accordingly, the consolidated financial statements incorporated herein by reference and all statistical data shown herein prior to the Merger were restated in fiscal 1997 to include the accounts and results of operations of OrNda for all periods presented (subsequent periods were not restated). At the time it was acquired, OrNda owned 50 general hospitals as well as related health care operations.

    As discussed in more detail under Health Care on page 2 below, Tenet's subsidiaries acquired twelve general hospitals during fiscal 1999. In addition, Tenet closed one general hospital, sold two general hospitals and combined the operations of one general hospital with those of a nearby general hospital during fiscal 1999.

    Tenet's revolving credit agreement allows Tenet to borrow, repay and reborrow up to $2.8 billion prior to its January 31, 2002, maturity date. The Company had approximately $632 million available under its revolving credit agreement at May 31, 1999.

    Under segment reporting criteria, Tenet believes that "health care services" is its only material business segment. See the discussion of Tenet's revenues and operations in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Tenet's 1999 Annual Report to Shareholders.

                                   OPERATIONS

A.  HEALTH CARE

    All of Tenet's operations are conducted through its subsidiaries. Tenet's general hospital and other health care operations are conducted primarily through the following three subsidiaries and their subsidiaries: (i) Tenet HealthSystem Hospitals, Inc., (ii) TH Medical, Inc., and (iii) TH HealthCorp. At May 31, 1999, Tenet's subsidiaries operated 130 general hospitals with 30,791 licensed beds serving urban and rural communities in 18 states. Of those general hospitals, 104 are owned by Tenet's subsidiaries and 26 are owned by third parties and leased by Tenet subsidiaries (including one Tenet owned facility that is on land leased from a third party). A Tenet subsidiary also owns one general hospital and ancillary health care operations in Barcelona, Spain.

    During fiscal 1999, Tenet's subsidiaries acquired the following 12 general hospitals: (i) eight Philadelphia-area hospitals (City Avenue Hospital, Elkins Park Hospital, Graduate Hospital, Hahnemann University Hospital, Medical College of Pennsylvania Hospital, Parkview Hospital, Saint Christopher's Hospital for Children and Warminster Hospital) with a total of 2,484 beds, acquired from the Allegheny Health, Education and Research Foundation ("AHERF"); (ii) the 409-bed Queen of Angels-Hollywood Presbyterian Medical Center in Los Angeles, California; (iii) the 99-bed Rancho Springs Medical Center in Murrieta, California; and (iv) an 80 percent interest in the two-hospital 414-bed MetroWest Medical Center in Framingham and Natick, Massachusetts. As part of the AHERF transaction, Tenet also acquired physician practices and other related health care facilities, and obtained the right to reorganize MCP Hahnemann University of the Health Sciences (formerly Allegheny University of the Health Sciences), a nonprofit institution that is managed by Philadelphia's Drexel University under a management agreement with Tenet.

    In addition, during fiscal 1999, Tenet sold two general hospitals, closed one general hospital, combined the operations of the Sharpstown General Hospital with those of nearby Twelve Oaks Hospital in Houston, Texas, to form the Bayou City Medical Center and closed 29 home health agencies. During fiscal 1999, construction continued on a new hospital in Weston, Florida, under a joint venture with the Cleveland Clinic. Construction also continued on Worcester Medical Center, a new medical complex that will replace Tenet's Saint Vincent Hospital in Worcester, Massachusetts.

    Each of Tenet's general hospitals offers acute care services, operating and recovery rooms, radiology services, respiratory therapy services, pharmacies and clinical laboratories, and most offer intensive-care, critical-care and/or coronary care units, and physical therapy, orthopedic, oncology and outpatient services. A number of the hospitals also offer tertiary care services such as open-heart surgery, neonatal intensive care and neuroscience. Five of the Company's hospitals--Memorial Medical Center, USC University Hospital, Saint Louis University Hospital, Hahnemann University Hospital and Sierra Medical Center--offer quaternary care in such areas as heart, lung, liver and kidney transplants. USC University Hospital and Sierra Medical Center also offer gamma-knife brain surgery and Memorial Medical Center offers bone marrow transplants. Except for one small hospital that has not sought to be accredited, each of the Company's facilities that is eligible for accreditation is fully accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), the Commission on Accreditation of Rehabilitation Facilities ("CARF") (in the case of rehabilitation hospitals) or another appropriate accreditation agency. With such accreditation, the Company's hospitals are eligible to participate in the Medicare and Medicaid programs. The one hospital that is not accredited participates in the Medicare program through a special waiver that must be renewed each year.

    Various factors, such as technological developments permitting more procedures to be performed on an outpatient basis, pharmaceutical advances and pressures to contain health care costs, have led to a shift from inpatient care to ambulatory or outpatient care. Tenet has responded to this trend by enhancing its hospitals' outpatient service capabilities, including (i) establishing freestanding outpatient surgery centers at or near certain of its hospital facilities, (ii) reconfiguring certain hospitals to more effectively accommodate outpatient treatment, by, among other things, providing more convenient, dedicated outpatient facilities and (iii) restructuring existing surgical and diagnostic capacity to allow a greater number and range of procedures to be performed on an outpatient basis. Tenet's facilities will continue to emphasize those outpatient services that can be provided on a quality, cost-effective basis and that the Company believes will meet the needs of the communities the facilities serve. The patient volumes and net operating revenues at both the Company's general hospitals and its outpatient surgery centers are subject to seasonal variations caused by a number of factors, including, but not necessarily limited to, seasonal cycles of illness, climate and weather conditions, vacation patterns of both patients and physicians and other factors relating to the timing of elective procedures.

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

    The largest concentrations of the Company's hospital beds are in California (26.4 percent), Texas (14.7 percent) and Florida (14.4 percent). While having concentrations of hospital beds within geographic areas helps the Company to reduce management and marketing expenses and more efficiently utilize resources, such concentrations also increase the risk that any adverse economic, regulatory or other developments that may occur within such areas may adversely affect the Company's business, results of operations or financial condition.

    Tenet believes that its general hospitals are well-positioned to compete effectively in the rapidly evolving health care environment. Tenet continually analyzes whether each of its hospitals fits within its strategic plans and has and will continue to analyze ways in which such assets may best be used to maximize shareholder value. To that end, the Company occasionally may close, sell or convert to alternate uses certain of the Company's facilities and services in order to eliminate non-strategic assets, duplicate services and excess capacity or because of changing market conditions.

    The following table lists, by state, the general hospitals owned or (if indicated below) leased by Tenet's subsidiaries and operated domestically as of May 31, 1999:

                                                                                                LICENSED
GEOGRAPHIC AREA/STATE                         FACILITY                       LOCATION             BEDS        STATUS
------------------------------  -------------------------------------  ---------------------  -------------  ---------
Alabama.......................  Brookwood Medical Center               Birmingham                     586      Owned
                                Lloyd Noland Hospital                  Fairfield                      319      Owned
Arizona.......................  Community Hospital Medical Center      Phoenix                         43      Owned
                                Mesa General Hospital Medical Center   Mesa                           143     Leased
                                St. Luke's Medical Center              Phoenix                        280     Leased
                                Tempe St. Luke's Hospital              Tempe                          106     Leased
                                Tucson General Hospital                Tucson                         106      Owned
Arkansas......................  Central Arkansas Hospital              Searcy                         193      Owned
                                Regional Medical Center of NEA (1)     Jonesboro                      104      Owned
                                National Park Medical Center           Hot Springs                    166      Owned
                                St. Mary's Regional Medical Center     Russellville                   170      Owned
California (Southern).........  Alvarado Hospital Medical Center       San Diego                      231      Owned
                                Brotman Medical Center                 Culver City                    432      Owned
                                Centinela Hospital Medical Center      Inglewood                      400      Owned
                                Century City Hospital                  Los Angeles                    190     Leased
                                Chapman Medical Center                 Orange                         126     Leased
                                Coastal Communities Hospital           Santa Ana                      177      Owned
                                Community Hospital of Huntington Park  Huntington Park                 81     Leased
                                Desert Hospital                        Palm Springs                   388     Leased
                                Encino-Tarzana Regional Medical
                                  Center (2)                           Encino                         151     Leased
                                Encino-Tarzana Regional Medical
                                  Center (2)                           Tarzana                        236     Leased
                                Fountain Valley Regional Hospital and
                                  Medical Ctr                          Fountain Valley                395      Owned
                                Garden Grove Hospital and Medical
                                  Center                               Garden Grove                   167      Owned
                                Garfield Medical Center                Monterey Park                  210      Owned
                                Greater El Monte Community Hospital    South El Monte                 115      Owned
                                Irvine Medical Center                  Irvine                         176     Leased
                                John F. Kennedy Memorial Hospital      Indio                          130      Owned
                                Lakewood Regional Medical Center       Lakewood                       161      Owned
                                Los Alamitos Medical Center            Los Alamitos                   173      Owned
                                Midway Hospital Medical Center         Los Angeles                    225      Owned
                                Mission Hospital of Huntington Park    Huntington Park                109      Owned
                                Monterey Park Hospital                 Monterey Park                  101      Owned
                                Placentia Linda Hospital               Placentia                      114      Owned
                                Queen of Angeles-Hollywood
                                  Presbyterian Med Ctr                 Los Angeles                    409      Owned
                                Rancho Springs Medical Center          Murrieta                        99      Owned
                                San Dimas Community Hospital           San Dimas                       93      Owned
                                Santa Ana Hospital Medical Center      Santa Ana                       90     Leased
                                Saint Luke Medical Center              Pasadena                       165      Owned
                                Suburban Medical Center                Paramount                      182     Leased
                                USC University Hospital (3)            Los Angeles                    285      Owned
                                Western Medical Center--Anaheim        Anaheim                        193      Owned

                                                                                                LICENSED
GEOGRAPHIC AREA/STATE                         FACILITY                       LOCATION             BEDS        STATUS
------------------------------  -------------------------------------  ---------------------  -------------  ---------
                                Western Medical Center                 Santa Ana                      296      Owned
                                Whittier Hospital Medical Center       Whittier                       181      Owned
California (Northern).........  Community Hospital of Los Gatos        Los Gatos                      148     Leased
                                Doctors Hospital of Manteca            Manteca                         73      Owned
                                Doctors Medical Center of Modesto      Modesto                        459      Owned
                                Doctors Medical Center-San Pablo       San Pablo                      233     Leased
                                Doctors Medical Center--Pinole         Pinole                         136     Leased
                                Redding Medical Center                 Redding                        188      Owned
                                San Ramon Regional Medical Center      San Ramon                      123      Owned
                                Sierra Vista Regional Medical Center   San Luis Obispo                201      Owned
                                Twin Cities Community Hospital         Templeton                       84      Owned
Florida (Southern)............  Coral Gables Hospital                  Coral Gables                   273      Owned
                                Delray Medical Center                  Delray Beach                   301      Owned
                                Florida Medical Center                 Ft. Lauderdale                 459      Owned
                                Hialeah Hospital                       Hialeah                        378      Owned
                                Hollywood Medical Center               Hollywood                      324      Owned
                                North Ridge Medical Center             Ft. Lauderdale                 391      Owned
                                North Shore Medical Center             Miami                          357      Owned
                                Palm Beach Gardens Community Hospital  Palm Beach Gardens             204     Leased
                                Palmetto General Hospital              Hialeah                        360      Owned
                                Parkway Regional Medical Center        North Miami                    382      Owned
                                West Boca Medical Center               Boca Raton                     185      Owned
Florida (Tampa/ St.
  Petersburg).................  Memorial Hospital of Tampa             Tampa                          174      Owned
                                Palms of Pasadena Hospital             St. Petersburg                 307      Owned
                                Seven Rivers Community Hospital        Crystal River                  128      Owned
                                Town & Country Hospital                Tampa                          201      Owned
Georgia.......................  Atlanta Medical Center                 Atlanta                        460      Owned
                                North Fulton Regional Hospital         Roswell                        167     Leased
                                Spalding Regional Hospital             Griffin                        160      Owned
                                Sylvan Grove Hospital                  Jackson                         25     Leased
Indiana.......................  Culver Union Hospital                  Crawfordsville                 120      Owned
                                Winona Memorial Hospital               Indianapolis                   277      Owned
Louisiana.....................  Doctors Hospital of Jefferson          Metairie                       138     Leased
                                Kenner Regional Medical Center         Kenner                         237      Owned
                                Meadowcrest Hospital                   Gretna                         203      Owned
                                Memorial Medical Center, Mid-City      New Orleans                    272      Owned
                                Memorial Medical Center, Uptown        New Orleans                    526      Owned
                                Minden Medical Center                  Minden                         121      Owned
                                Northshore Regional Medical Center     Slidell                        174     Leased
                                St. Charles General Hospital           New Orleans                    163      Owned
Massachusetts.................  MetroWest Medical Center-- Leonard
                                  Morse                                Natick                         185      Owned
                                MetroWest Medical Center--Union
                                  Hospital                             Framingham                     229      Owned
                                Saint Vincent Hospital                 Worcester                      362      Owned
Mississippi...................  Gulf Coast Medical Center              Biloxi                         189      Owned
Missouri......................  Columbia Regional Hospital             Columbia                       289      Owned
                                Forest Park Hospital                   Central St. Louis              516      Owned
                                Des Peres Hospital                     Des Peres                      167      Owned
                                Compton Heights Hospital               St. Louis                      336      Owned

                                                                                                LICENSED
GEOGRAPHIC AREA/STATE                         FACILITY                       LOCATION             BEDS        STATUS
------------------------------  -------------------------------------  ---------------------  -------------  ---------
                                Lucy Lee Hospital                      Poplar Bluff                   201     Leased
                                SouthPointe Hospital                   St. Louis                      408      Owned
                                Saint Louis University Hospital        St. Louis                      356      Owned
                                Twin Rivers Regional Medical Center    Kennett                        116      Owned
Nebraska......................  Saint Joseph Hospital (4)              Omaha                          388      Owned
Nevada........................  Lake Mead Hospital Medical Center      North Las Vegas                198      Owned
North Carolina................  Central Carolina Hospital              Sanford                        137      Owned
                                Frye Regional Medical Center           Hickory                        355     Leased
Pennsylvania..................  City Avenue Hospital                   Philadelphia                   228      Owned
                                Elkins Park Hospital                   Elkins Park                    280      Owned
                                Graduate Hospital                      Philadelphia                   330      Owned
                                Hahnemann University Hospital          Philadelphia                   618      Owned
                                Medical College of Pennsylvania
                                  Hospital                             Philadelphia                   465      Owned
                                Parkview Hospital                      Philadelphia                   200      Owned
                                Saint Christopher's Hospital for
                                  Children                             Philadelphia                   183      Owned
                                Warminster Hospital                    Warminster                     180      Owned
South Carolina................  East Cooper Regional Medical Center    Mount Pleasant                 100      Owned
                                Hilton Head Medical Center and
                                  Clinics (5)                          Hilton Head                     79      Owned
                                Piedmont Medical Center                Rock Hill                      268      Owned
Tennessee.....................  John W. Harton Regional Medical
                                  Center                               Tullahoma                      137      Owned
                                Medical Center of Manchester           Manchester                      49     Leased
                                Saint Francis Hospital                 Memphis                        651      Owned
                                University Medical Center              Lebanon                        257      Owned
Texas (Dallas)................  Doctors Hospital                       Dallas                         228      Owned
                                Garland Community Hospital             Garland                        113      Owned
                                Lake Pointe Medical Center             Rowlett                         97      Owned
                                RHD Memorial Medical Center            Dallas                         150     Leased
                                Trinity Medical Center                 Carrollton                     149     Leased
Texas (Houston)...............  Cypress Fairbanks Medical Center       Houston                        140      Owned
                                Houston Northwest Medical Center       Houston                        498      Owned
                                Park Plaza Hospital                    Houston                        468      Owned
                                Bayou City Medical Center              Houston                        526      Owned
Texas (Other).................  Brownsville Medical Center             Brownsville                    219      Owned
                                Mid-Jefferson Hospital                 Nederland                      138      Owned
                                Nacogdoches Medical Center             Nacogdoches                    150      Owned
                                Odessa Regional Hospital (6)           Odessa                         100      Owned
                                Park Place Medical Center              Port Arthur                    244      Owned
                                Providence Memorial Hospital           El Paso                        501      Owned
                                Sierra Medical Center                  El Paso                        365      Owned
                                Southwest General Hospital             San Antonio                    286      Owned
                                Trinity Valley Medical Center          Palestine                      153      Owned

--------------------------

(1) Owned by a limited liability company in which a Tenet subsidiary owns 95 percent interest and is the managing member.

(2) Leased by a partnership in which Tenet's subsidiaries own a 75 percent interest.

(3) Facility owned by Tenet; on land leased from a third party.

(4) Owned by a limited liability company in which a Tenet subsidiary owns a 74 percent interest and is the managing member.

(5) Owned by a partnership in which Tenet's subsidiaries own a 90 percent interest.

(6) Owned by a partnership in which Tenet's subsidiaries own a 78.125 percent interest.

    The following table shows certain information about the general hospitals owned or leased domestically by Tenet's subsidiaries (including OrNda, both before and after it was acquired by Tenet) for the fiscal years ended May 31:

                                                                  1997       1998       1999
                                                                ---------  ---------  ---------
Total number of facilities....................................        128        122        130
Total number of licensed beds.................................     27,959     27,867     30,791
Average occupancy during the period...........................       42.5%      44.0%      45.4%

Note: The above tables do not include Tenet's general hospital in Barcelona, Spain, or Tenet's rehabilitation hospitals, long-term care facilities, psychiatric facilities, outpatient surgery centers or other ancillary facilities.

B.  BUSINESS STRATEGY

    The Company's strategic objective is to provide quality health care services responsive to the needs of each community or region within the current managed care environment. Tenet believes that competition among health care providers occurs primarily at the local level. Accordingly, the Company tailors its local strategies to address the specific competitive characteristics of the geographic areas in which it operates, including the number of facilities operated by Tenet subsidiaries, the nature and structure of physician practices and physician groups, the extent of managed care penetration, the number and size of competitors and the demographic characteristics of the area. Key elements of the Company's strategy are:

    - to develop integrated health care delivery systems by coordinating the operations and services of the Company's facilities with other hospitals and ancillary care providers and through alliances with physicians and physician groups;

    - to reduce costs through enhanced operating efficiencies while maintaining the quality of care provided;

    - to develop or maintain its strong relationships with physicians and generally to foster a physician-friendly culture;

    - to enter into discounted fee-for-service arrangements and managed care contracts with third-party payors; and

    - to acquire or enter into strategic partnerships with hospitals, groups of hospitals, other health care businesses, ancillary health care providers, physician practices and physician practice assets where appropriate to expand and enhance quality integrated health care delivery systems responsive to the current managed care environment.

    Tenet's general hospitals serve as the hubs of its integrated health care delivery systems. Those systems are designed to provide a full spectrum of care throughout a community or region. For a further discussion of how Tenet's business strategy enhances its competitive position, see Competition on page 9 below. Tenet intends to continue its strategic acquisitions of and partnerships with additional general hospitals and related health care businesses in order to expand and enhance its integrated health care delivery networks.

    Several factors have impacted the environment for acquisitions of general hospitals and have caused Tenet's pace for acquisitions to slow. First, many states have enacted and other states are considering enacting legislation that subjects conversions of not-for-profit hospitals to for-profit status and acquisitions of not-for-profit hospitals by for-profit companies to public hearings and/or state approval. These reviews and hearings have lengthened the process of acquiring not-for-profit hospitals. Second, not-for-profit boards have become more deliberative in the process of selling their hospitals and increasingly are engaging investment bankers or other third parties to assist with the sale process. Third, start-up companies and financially strong not-for-profit bidders--alone or in consortiums--are continuing to compete with Tenet for acquisitions.

                                   PROPERTIES

    Tenet's principal executive offices are located at 3820 State Street, Santa Barbara, CA 93105. That building is leased by a Tenet subsidiary under a five-year lease that expires in 2001, with one five-year renewal option. The telephone number of Tenet's Santa Barbara headquarters is (805) 563-7000. Hospital support services for Tenet's subsidiaries are located in space leased by a subsidiary in an operations center in Dallas, Texas. On May 14, 1998, the Company signed a ten-year lease for a new operations center in Dallas, Texas, that will replace its present leased office space. Construction is expected to be completed by December 1999. At May 31, 1999, Tenet and its subsidiaries also were leasing space for regional offices in Alabama, Arizona, Arkansas, California, Florida, Georgia, Louisiana, Pennsylvania and Texas. In addition, Tenet's subsidiaries operated domestically 158 medical office buildings, most of which are adjacent to Tenet's general hospitals.

    The number of licensed beds and locations of the Company's general hospitals are described on pages 4 through 7 above. As of May 31, 1999, Tenet had approximately $71 million of outstanding loans secured by property and equipment and approximately $56 million of capitalized lease obligations. The Company believes that all of these properties, as well as the administrative and medical office buildings described above, are suitable for their intended purposes.

                          MEDICAL STAFF AND EMPLOYEES

    Tenet's hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. Members of the medical staffs of Tenet's hospitals also often serve on the medical staffs of hospitals not owned by the Company and may terminate their affiliation with the Tenet hospital or shift some or all of their admissions to competing hospitals at any time. Although Tenet purchases physician practices and, where permitted by law, employs physicians, most of the physicians who practice at the Company's hospitals are not employees of the Company. In states where corporations are not permitted to purchase physician practices or employ physicians, Tenet manages physician practices. Nurses, therapists, lab technicians, facility maintenance staff and the administrative staff of hospitals, however, normally are employees of the Company, as are the staff of the physician practices.

    Tenet's operations are dependent on the efforts, ability and experience of its officers, employees and physicians. Tenet's continued growth depends on (i) its ability to attract and retain skilled employees, (2) the ability of its officers to manage growth successfully and (iii) Tenet's ability to attract and retain physicians and other health care professionals at its hospitals. In addition, the success of Tenet is, in part, dependent upon the quality, number and specialties of physicians on its hospitals' medical staffs, most of whom have no long-term contractual relationship with Tenet and may terminate their association with Tenet's hospitals at any time. Although Tenet currently believes it will continue to successfully attract and retain key officers, qualified physicians and other health care professionals, the loss of some or all of its key officers or an inability to attract or retain sufficient numbers of qualified physicians and other health care professionals could have a material adverse impact on future results of operations.

    The number of Tenet's employees (of which approximately 30 percent were part-time employees) at May 31, 1999, was approximately as follows:

General hospitals and related health care facilities(1)......................    124,500
Dallas Operations Center and regional and support offices....................      1,300
Corporate headquarters.......................................................        150
                                                                               ---------
Total........................................................................    125,950
                                                                               ---------
                                                                               ---------

------------------------

(1) Includes employees whose employment relates to the operations of the Company's general hospitals, rehabilitation hospitals, psychiatric facilities, specialty hospitals, outpatient surgery centers, managed services organizations, physician practices, debt collection subsidiary and other health care operations.

    Tenet is subject to the federal minimum wage and hour laws and maintains various employee benefit plans. Labor relations at Tenet's facilities have been satisfactory. A small percentage of Tenet's employees are represented by labor unions. Although the Company as a whole currently is not experiencing a shortage of nursing personnel at most of its facilities, there is a shortage of nurses in certain geographic areas, such as South Florida and Southern California, and in certain specialties, affecting hospitals throughout the country, which has resulted in increased costs to the Company for nursing personnel. The availability of nursing personnel fluctuates from year to year and the Company cannot predict the degree to which it will be affected by the future availability and cost of nursing personnel.

                                  COMPETITION

    Tenet's general hospitals and other health care businesses operate in competitive environments. A facility's competitive position within the geographic area in which it operates is affected by a number of competitive factors. Those factors include the scope, breadth and quality of services a hospital offers to its patients and their physicians; the number, quality and specialties of the physicians; nurses and other health care professionals employed by the hospital or on its staff; its reputation; its managed care contracting relationships; the extent to which it is part of an integrated network; the number of competitive facilities and other health care alternatives; the physical condition of its buildings and improvements; the quality, age and state of the art of its medical equipment; its location; its parking or proximity to public transportation; the length of time it has been a part of the community; and its charges for services. Tax-exempt competitors may have certain financial advantages, such as endowments, charitable contributions, tax-exempt financing and exemption from sales, property and income taxes, not available to Tenet facilities.

    One factor of ever-increasing importance in the competitive position of Tenet's facilities is the ability of those facilities to obtain managed care contracts. The importance of obtaining managed care contracts has increased over the years and is expected to continue to increase as employers, private and government payors and others turn to the use of managed care in an attempt to control rising health care costs. The revenues and operating results of most of the Company's hospitals' are significantly affected by the hospitals' ability to negotiate favorable contracts with managed care payors. Under such contracts, health care providers agree to provide services on a discounted-fee or capitated basis in exchange for the payors agreeing to send some or all of their members/enrollees to those providers. With capitated contracts, a health care provider such as Tenet receives specific fixed periodic payments from a health maintenance organization, preferred provider organization or employer based on the number of members of such organization being serviced by the provider. In return, the provider agrees to provide health care services to such members regardless of the actual costs incurred and services provided. The profitability of such contracts depends upon the provider's ability to negotiate payments per patient that, in the aggregate, are adequate to cover the cost of meeting the health care needs of the covered persons. In some cases, a provider may contract with an insurance carrier to cover some or all of the costs of providing the necessary health care.

    A health care provider's ability to compete for managed care contracts is affected by many factors, including the competitive factors referred to above. Among the most important of those factors is whether the hospital is part of an integrated health care delivery network and, if so, the scope, breadth and quality of services offered by such network and by competing networks. A hospital that is part of a network that offers a broad range of services in a wide geographic area is more likely to obtain managed care contracts than a hospital that is not. Tenet evaluates changing circumstances in each geographic area on an ongoing basis and positions itself to compete in the managed care market by forming its own, or joining with others to form, integrated health care delivery networks.

    Tenet's networks in Southern California, South Florida, the greater New Orleans area, St. Louis and Philadelphia are models of how Tenet has developed regional networks of its own hospitals and related health care facilities and ancillary services to serve the full spectrum of health care needs of those communities. In addition to competing for managed care contracts, Tenet's hospitals and networks compete for traditional fee-for-service patients and contracts with traditional health care insurers and employers. Tenet's future success will depend, in part, on the ability of its hospitals to continue to attract and retain staff physicians, enter into managed care contracts and organize and structure integrated health care delivery networks, including those with other health care providers and physician practice groups, while continuing to provide quality, cost-effective care.

    The health care industry, including Tenet, has been characterized in recent years by increased competition for patients and staff physicians, significant excess capacity at general hospitals, a shift from inpatient to outpatient treatment settings and increased consolidation. New competitive strategies of hospitals and other health care providers place increasing emphasis on the use of alternative health care delivery systems (such as home health care services, outpatient surgery and emergency and diagnostic centers) that eliminate or reduce lengths of hospital stays. The principal factors contributing to these trends are advances in medical technology and pharmaceuticals, cost-containment efforts by managed care payors, employers and traditional health care insurers, changes in regulations and reimbursement policies, increases in the number and type of competing health care providers and changes in physician practice patterns.

    The Company's hospitals, and the health care industry as a whole, also face the challenge of continuing to provide quality patient care while dealing with strong competition for patients and with pressure on reimbursement rates not only by private payors, but also by government payors. National and state efforts to reform the health care system in the United States have adversely impacted and may further impact reimbursement rates. Changes in medical technology, existing and future legislation, regulations and interpretations and competitive contracting for provider services by payors may require changes in the Company's facilities, equipment, personnel, procedures, rates and/or services in the future.

    Inpatient admissions, average lengths of stay and average occupancy at general hospitals throughout the industry, including the Company's general hospitals, continue to be adversely affected by payor-required preadmission authorization and utilization review and payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Increased competition, admissions constraints and payor pressures are expected to continue. Inpatient acuity and intensity of services continue to increase as less intensive services shift from an inpatient to an outpatient basis or to alternative health care delivery services because of various factors such as technological improvements, pharmaceutical advances and payor pressures to limit or reduce payments. Those pressures imposed by government and private payors and the increasing percentage of business negotiated with purchasers of group health care services are expected to continue to adversely affect the per-patient revenues received by the Company.

    To meet these challenges, the Company (i) has expanded or converted many of its general hospitals' facilities to include distinct outpatient centers, (ii) offers discounts to private payor groups, (iii) enters into capitation contracts in some service areas, (iv) upgrades facilities and equipment, and (v) offers new programs and services. The Company also has been reducing its costs. For example, the Company has implemented a case management system designed to maximize efficiency by identifying cost-per-procedure variables among physicians performing the same procedures, standardizing supplies used and negotiating volume discounts for purchases. In addition, the Company has developed a computerized outcomes management system that contains clinical and demographic information from the Company's hospitals and physicians and allows users to identify "best practices" for treating specific diagnostic-related groups. Nevertheless, the Company cannot provide assurance that these measures will be successful, or that if they are successful, they will serve to compensate for the reduced inpatient admissions, average lengths of stay and average occupancy, and the consequent reductions in per-patient revenue, resulting from the payor pressures referred to above.

    In fiscal 1999, the Company instituted further initiatives to cut costs not directly related to patient care, including reducing corporate overhead by cutting staffing above the hospital level, eliminating nonessential programs and finding more efficient ways to continue to deliver essential services. We have also begun to outsource so-called hotel services at the hospitals, such as laundry, dietary, housekeeping and maintenance services, to gain substantial cost savings.

    As noted above, the Company also is responding to the challenges facing its hospitals by forming integrated health care delivery systems. Components of these systems include: (i) encouraging physicians practicing at its hospitals to form independent physician associations ("IPAs"), joining with those IPAs, physicians and physician group practices to form physician hospital organizations ("PHOs") to contract with managed care and other payors as well as directly with employers and (iii) forming management services organizations ("MSOs") to provide management and administrative services to physicians, physician group practices and IPAs, and to enter into managed care contracts both on behalf of those groups and, in certain circumstances, on behalf of PHOs.

    In large part, a hospital's revenues, whether from managed care payors, traditional health insurance payors or directly from patients, depends on the quality and scope of practices of physicians on staff. Physicians refer patients to hospitals on the basis of the quality of services provided by the hospital to patients and their physicians, the hospital's location, the quality of the medical staff affiliated with the hospital and the quality, age and state of the art of the hospital's facilities, equipment and employees. The Company attracts physicians to its hospitals by equipping its hospitals with technologically advanced equipment, sponsoring training programs to educate physicians on advanced medical procedures and otherwise creating an environment within which physicians prefer to practice. The Company also attracts physicians to its hospitals by using local governing boards, consisting primarily of physicians and community members, to develop short-and long-term plans for the hospital and review and approve, as appropriate, actions of the medical staff, including staff appointments, credentialing, peer review and quality assurance. While physicians may terminate their association with a hospital at any time, Tenet believes that by striving to maintain and improve the level of care at its hospitals and by maintaining ethical and professional standards, it will attract and retain qualified physicians with a variety of specialties.

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

                     MEDICARE, MEDICAID AND OTHER REVENUES

    Tenet receives payments for patient care from private insurance carriers, federal Medicare programs for elderly patients and patients with disabilities, health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), state Medicaid programs for indigent and cash grant patients, the TriCare Program (formerly known as the Civilian Health and Medical Program of the Uniformed Services program, or CHAMPUS) ("Tri Care"), employers and patients directly. The approximate percentages of Tenet's net patient revenue by payment sources for Tenet's domestic general hospitals owned or operated by its subsidiaries are as follows:

                                                                             YEARS ENDED MAY 31,
                                                                       -------------------------------
                                                                         1997       1998       1999
                                                                       ---------  ---------  ---------
Medicare.............................................................       40.2%      38.0%      34.2%
Medicaid.............................................................        8.6        8.4        9.1
Managed Care.........................................................       29.5       33.7       37.6
Private and Other....................................................       21.7       19.9       19.1

    Payments from government programs, such as Medicare and Medicaid, account for a significant portion of Tenet's operating revenues. Recent legislative changes, including the Balanced Budget Act of 1997 (the "BBA"), have resulted in limitations on and, in some cases, significant reductions in levels of payments to health care providers under government programs. The BBA is being phased in gradually beginning October 1, 1997. The most significant changes were phased in by October 31, 1998. The BBA changes the method of paying health care providers under the Medicare and Medicaid programs, which has resulted and is expected to continue to result in significant reductions in payments to health care providers for their inpatient, outpatient, home health, capital and skilled nursing facilities costs.

    In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures or the assumption by health care providers of all or a portion of the financial risk through capitation arrangements. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required preadmission authorization and utilization review and by payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors also are expected to continue. Although Tenet is unable to predict the effect these changes will have on its operations, as the number of patients covered by managed care payors increases, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on its business, financial condition and/or results of operations.

DESCRIPTION OF GOVERNMENT PROGRAMS

    Medicare payments for general hospital inpatient services are based on a prospective payment system ("PPS"), referred to herein as the "DRG-PPS." Under the DRG-PPS, a general hospital receives for each Medicare patient discharged from the hospital a fixed amount based on the Medicare patient's assigned diagnostic related group ("DRG"). DRG payments are adjusted for area wage differentials but otherwise do not consider a specific hospital's operating costs. As discussed below, DRG payments exclude the reimbursement of (a) capital costs, including depreciation, interest relating to capital expenditures, property taxes and lease expenses, and (b) outpatient services. Payments for those items are made in advance based on estimates and later are increased or decreased, as the case may be based on the final audit of the cost report by program auditors. Payments from state Medicaid programs are based on reasonable costs with certain limits or are at fixed rates. Substantially all Medicare and Medicaid payments are below the retail rates charged by Tenet's facilities. Payments from other sources usually are based on the hospital's established charges, a percentage discount from such charges or all-inclusive per diem rates.

    Historically, DRG rates were increased each year to take into account the increased cost of goods and services purchased by hospitals and non-hospitals (the "Market Basket"). With the exception of federal fiscal year 1997 (which ended September 30, 1997), in which the increase in DRG Rates was equal to the 2.5% Market Basket, the percentage increases to the DRG rates for the past several years have been lower than the Market Basket and, as a result, payments received by general hospitals under the DRG-PPS has not kept up with the cost of goods and services. Moreover, the BBA froze DRG rates at their 1997 levels through federal fiscal year 1998 (which ended September 30, 1998). The BBA also limits the rate of increase in DRG rates thereafter to the annual Market Basket for such year minus (a) 1.9 percent from October 1, 1998 through September 30, 1999, (b) 1.8 percent from October 1, 1999 through September 30, 2000, and (c) 1.1 percent from October 1, 2000 through September 30, 2003. Payments to be received by general hospitals under the DRG-PPS continue to be below the increases in the cost of goods and services purchased by hospitals. The update for the federal fiscal year beginning October 1, 1999, has been set at 1.1 percent (2.9 percent Market Basket minus 1.8 percent).

    Medicare pays general hospitals' capital costs separately from DRG payments. Beginning in 1992, a PPS for Medicare reimbursement of general hospitals' inpatient capital costs ("PPS-CC") generally became effective with respect to the Company's general hospitals. Pursuant to the BBA, the PPS-CC rates paid to Tenet's general hospitals for their inpatient capital costs were reduced by approximately 15 percent in federal fiscal year 1998 from their prior-year levels.

    Medicare historically has limited payment for outpatient services provided at general hospitals, physical rehabilitation hospitals and psychiatric facilities to the lower of customary charges or 94.2 percent of actual cost. In addition, Congress has established additional limits on the payment of operating costs for the following outpatient services: (a) clinical laboratory services, which have been paid based on a fee schedule, and (b) ambulatory surgery procedures and certain imaging and other diagnostic procedures, which have been paid based on a blend of the hospital's specific cost and the rate paid by Medicare to non-hospital providers for such services. The BBA corrects a flaw in the existing payment formula for ambulatory surgery services referred to as the "formula driven overpayment." That flaw resulted in general hospitals receiving payments that were higher than those anticipated by the Health Care Financing Administration ("HCFA") but were still below the actual cost of providing the services. The correction of the formula-driven overpayment has resulted in payments to general hospitals for outpatient services performed by them being reduced even further below the cost of providing those services. Under the BBA, the payment method for most outpatient services provided at general hospitals was to be converted from the cost-based system to a PPS effective January 1, 1999, and phased-in over a three-year period. HCFA has requested, and Congress has approved, postponing the implementation of the outpatient PPS systems. The stated reason for the delay is HCFA's need to focus its resources on correcting its computer systems to handle its Year 2000 Issues (discussed below). The implementation date has not been established, but is expected to be July 2000.

    Hospitals and hospital units currently exempt from the DRG-PPS, such as qualified physical rehabilitation hospitals and psychiatric facilities ("Exempt Hospitals/Units"), traditionally have been paid by Medicare on a cost-based system under which target rates for each facility were used in applying various limitations and calculating incentive payments. Tenet's Exempt Hospitals/Units received no increase to their target rates for cost reporting periods beginning from October 1, 1997 through September 30, 1998. Increases in target rates for future periods will vary between a Market Basket increase and no increase at all, depending upon the extent to which the Exempt Hospitals/Units' actual costs are below their target rates. An additional change under the BBA is that the Company's Exempt Hospitals/Units will lose certain incentive payments they have been receiving for keeping their costs lower than their pre-established target limits.

    Home health services historically have been exempt from the DRG-PPS and have been paid by Medicare at cost, subject to certain limits. The BBA requires that HCFA develop a PPS for home health services, which is to be phased in over a four-year period for cost-reporting periods beginning on or after October 1, 1999. In the interim, payment rates in effect under the current system have been reduced. In addition, a new limit based on a per beneficiary cost limit has been established. The BBA also provides that rates in effect on September 30, 1999 be reduced by

15 percent, even if HCFA does not begin to implement the PPS by October 1, 1999. The development and implementation of these provisions may be delayed. When implemented, the Company expects that its hospitals will receive significantly lower payment for home health services.

    Hospitals that treat a disproportionately large number of low-income patients (Medicaid and Medicare patients eligible to receive supplemental Social Security income) currently receive additional payment from the federal government in the form of Disproportionate Share Payments. The BBA provides that such payments will be reduced by 1 percent for each federal fiscal year from 1998 through 2002.

    A general hospital historically has been paid its full DRG payment for patients discharged from an acute-care setting. Under the BBA, however, if a patient is discharged from a general hospital prior to being in the general hospital for the mean length of stay for the patient's DRG and receives home health services or rehabilitation, psychiatric or skilled nursing services in either a freestanding hospital or hospital unit, the general hospital will receive only a prorated payment for that DRG depending on the length of time the patient was in the hospital. This new provision became effective for discharges after October 1, 1998, and applies only to ten, high-volume DRG's selected by the Secretary of HHS.

    Under current law, if a hospital is unable to collect a Medicare beneficiary's deductible or co-payment (a "Bad Debt"), the hospital may be paid by the federal government for the Bad Debt provided certain conditions are met. The BBA provides that the amount of a Bad Debt for which the Company otherwise would be paid will be reduced: 25 percent beginning October 1, 1997, 40 percent beginning October 1, 1998, and 45 percent beginning October 1, 1999.

    As discussed above, the BBA significantly changes the manner in which the Company will be paid for services provided to Medicare beneficiaries. While none of the changes individually is expected to have a significant impact on the amount of payment received by the Company, the changes taken as a whole are expected to significantly reduce the amount of payment received by the Company from the federal government.

    The purpose of the BBA is to balance the federal budget by federal fiscal year 2002. If the federal budget is not balanced by federal fiscal year 2002 and the federal deficit is not reduced thereafter, payment rates could be further reduced to ensure the solvency of the Social Security system. The Company is unable to predict at this time if there will be any further reductions in payment rates in future years and, if there are further reductions, how significant those reductions will be.

    As part of the DRG-PPS, Congress has established additional payments to hospitals that treat patients who are costlier to treat than the average patient. These additional payments are referred to as "Outlier Payments." Congress has mandated that HCFA limit Outlier Payments to equal between 5% and 6% of total DRG payments. In order to bring expected Outlier Payments within the mandated limit, HCFA has raised the threshold cost used to determine the patients for which a hospital receives Outlier Payments, effective October 1, 1999. The increase in the outlier standard will significantly reduce the number of patients with respect to which Tenet hospitals will qualify for future Outlier Payments. This change is expected to result in a significant reduction in Outlier Payments to the Company in fiscal year 2000.

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

                  HEALTH CARE REFORM, REGULATION AND LICENSING

CERTAIN BACKGROUND INFORMATION

    Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. Changes in the Medicare, Medicaid and other programs, hospital cost-containment initiatives by public and private payors, proposals to limit payments and health care spending and industry-wide competitive factors are highly significant to the health care industry. In addition, the health care industry is governed by a framework of federal and state laws, rules and regulations that are extremely complex and for which the industry has the benefit of little or no regulatory or judicial interpretation. Although the Company believes it is in compliance in all material respects with such laws, rules and regulations, if a determination is made that the Company was in material violation of such laws, rules or regulations, its operations and financial results could be materially adversely affected.

    As discussed under Medicare, Medicaid and Other Revenues on pages 12 through 16 above, the BBA has the effect of reducing payments to hospitals and other health care providers under the Medicare program. The reductions in payments and other changes mandated by the BBA, discussed above, have had, and are expected to continue to have, a significant impact on the Company's revenues under the Medicare program. In addition, there continue to be federal and state proposals that would, and actions that do, impose more limitations on payments to providers such as Tenet and proposals to increase copayments and deductibles from patients.

    Tenet's facilities also are affected by controls imposed by government and private payors designed to reduce admissions and lengths of stay. For all providers, such controls, including what is commonly referred to as "utilization review," have resulted in fewer of certain treatments and procedures being performed. Utilization review entails the review of the admission and course of treatment of a patient by a third party. Utilization review by third-party peer review organizations ("PROs") is required in connection with the provision of care paid for by Medicare and Medicaid. Utilization review by third parties also is a requirement of many managed care arrangements.

    Many states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures and to make certain changes to private health care insurance. Various states have applied, or are considering applying, for a federal waiver from current Medicaid regulations to allow them to serve some of their Medicaid participants through managed care providers. Texas was denied a waiver under Section 1115 of the BBA but is in the process of implementing regional managed care programs under a more limited waiver. Texas also has applied for federal funds for children's health programs under the BBA. Louisiana is considering wider use of managed care for its Medicaid population. California has created a voluntary health insurance purchasing cooperative that seeks to make health care coverage more affordable for businesses with five to 50 employees and, effective January 1, 1995, changed the payment system for participants in its Medicaid program in certain counties from fee-for-service arrangements to managed care plans. Florida also has legislation, and other states are considering adopting legislation, imposing a tax on net revenues of hospitals to help finance or expand the provision of health care to uninsured and underinsured persons. A number of other states are considering the enactment of managed care initiatives designed to provide universal low-cost coverage. These proposals also may attempt to include coverage for some people who currently are uninsured.

CERTIFICATE OF NEED REQUIREMENTS

    Some states require state approval for construction and expansion of health care facilities, including findings of need for additional or expanded health care facilities or services. Certificates of Need, which are issued by governmental agencies with jurisdiction over health care facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services and certain other matters. Following a number of years of decline, the number of states requiring Certificates of Need is once again on the rise as state legislators once again are looking at the Certificate of Need process as a way to contain rising health care costs. At May 31, 1999, Tenet operated hospitals in 12 states that require state approval under Certificate of Need Programs. Tenet is unable to predict whether it will be able to obtain any Certificates of Need in any jurisdiction where such Certificates of Need are required.

ANTIKICKBACK AND SELF-REFERRAL REGULATIONS

    The health care industry is subject to extensive federal, state and local regulation relating to licensure, conduct of operations, ownership of facilities, addition of facilities and services and prices for services. In particular, Medicare and Medicaid antikickback and antifraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (the "Antikickback Amendments") prohibit certain business practices and relationships that might affect the provision and cost of health care services payable under the Medicare, Medicaid and other government programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by such programs. Sanctions for violating the Antikickback Amendments include criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as the Medicare and Medicaid programs.

    The "Health Insurance Portability and Accountability Act of 1996," which became effective January 1, 1997, amends, among other things, Title XI (42 U.S.C. 1301 ET SEQ.) to broaden the scope of current fraud and abuse laws to include all health plans, whether or not they are reimbursed as a federal program.

    Section 1877 of the Social Security Act (commonly referred to as the "Stark" laws) restricts referrals by physicians of Medicare, Medicaid and other government-program patients to providers of a broad range of designated health services with which they have ownership or certain other financial arrangements.
Section 1877 was amended effective January 1, 1995, to significantly broaden the original scope of prohibited referrals. Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. Tenet's participation in and development of joint ventures and other financial relationships with physicians could be adversely affected by these amendments and similar state enactments.

    The federal government has issued regulations that describe some of the conduct and business relationships that are permissible under the Antikickback Amendments ("Safe Harbors"). The fact that certain conduct or a given business arrangement does not fall within a Safe Harbor does not render the conduct or business arrangement per se illegal under the Antikickback Amendments. Such conduct and business arrangements, however, do risk increased scrutiny by government enforcement authorities. Tenet may be less willing than some of its competitors to enter into conduct or business arrangements that do not clearly satisfy the Safe Harbors. Passing up certain of those opportunities of which its competitors are willing to take advantage may put Tenet at a competitive disadvantage. Tenet has a voluntary regulatory compliance program and systematically reviews all of its operations to ensure that they comply with the Antikickback Amendments, the Social Security Act and similar state statutes.

    Both federal and state government agencies are continuing heightened and coordinated civil and criminal enforcement efforts. As part of an announced work plan, the government has begun to scrutinize, among other things, the terms of acquisitions of physician practices by companies that own hospitals. The Company has received a subpoena from the Department of Health and Human Services ("HHS") requesting information concerning the purchase of certain physician practices, primarily by a company subsequently acquired by Tenet. The Company is cooperating with the investigation and does not believe it will have a material adverse affect on the Company's business, financial condition or results of operations. The Company believes that the health care industry will continue to be subject to increased government scrutiny and investigations such as this.

    Another trend impacting the health care industry today is the increased use of the False Claims Act by individuals. Such QUI TAM or "whistleblower" actions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. If the government intervenes in the action and prevails, the party filing the initial complaint may share in a portion of any settlement or judgment. If the government does not intervene in the action, the QUI TAM plaintiff may pursue the action independently. Although from time to time companies in the health care industry in general and the Company in particular may be subject to QUI TAM actions, the Company is unable to predict the impact of such actions on its business, financial condition or results of operations.

    Tenet is unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework could have a material adverse effect on Tenet's business, financial condition and results of operations.

ENVIRONMENTAL REGULATIONS

    The Company's health care operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. The Company's operations, as well as the Company's purchases and sales of facilities, also are subject to compliance with various other environmental laws, rules and regulations. Such compliance does not, and the Company anticipates that such compliance will not, materially affect the Company's business, financial condition and results of operations.

HEALTH CARE FACILITY LICENSING REQUIREMENTS

    Tenet's health care facilities are subject to extensive federal, state and local legislation and regulation. In order to maintain their operating licenses, health care facilities must comply with strict standards concerning medical care, equipment and hygiene. Various licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. Tenet's health care facilities hold all required governmental approvals, licenses and permits. Except for one small hospital that has not sought to be accredited, each of Tenet's facilities that is eligible for accreditation is fully accredited by the JCAHO, CARF (in the case of rehabilitation hospitals) or another appropriate accreditation agency. With such accreditation, the Company's hospitals are eligible to participate in government-sponsored provider programs such as the Medicare and Medicaid programs. The one hospital that is not accredited participates in the Medicare program through a special waiver that must be renewed each year.

UTILIZATION REVIEW COMPLIANCE AND HOSPITAL GOVERNANCE

    Tenet's health care facilities are subject to and comply with various forms of utilization review. In addition, under the Medicare PPS, each state must have a PRO to carry out a federally mandated system of review of Medicare patient admissions, treatments and discharges in general hospitals. Medical and surgical services and practices are extensively supervised by committees of staff doctors at each health care facility, are overseen by each health care facility's local governing board, the members of which primarily are physicians and community members, and are reviewed by Tenet's quality assurance personnel. The local governing boards also help maintain standards for quality care, develop long-range plans, establish, review and enforce practices and procedures and approve the credentials and disciplining of medical staff members.

                               COMPLIANCE PROGRAM

    The Company maintains a multifaceted corporate compliance and ethics program that meets or exceeds all applicable federal guidelines and industry standards. The program is designed to raise awareness of various regulatory issues among employees and to stress the importance of complying with all governmental laws and regulations. As part of the program, the Company provides annual ethics and compliance training to every employee and encourages all employees to report any violations to a toll-free telephone hotline.

                                   MANAGEMENT

    On May 31, 1999, Michael H. Focht, Sr., who had served as President and Chief Operating Officer since 1993, retired after 20 years of service to the Company. Mr. Focht was instrumental in the Company's growth and development over the past five years. Mr. Focht plans to continue to serve on Tenet's Board of Directors. With the announcement of Mr. Focht's retirement, the Company created a new Office of the President, shared by Trevor Fetter, Chief Corporate Officer, and Thomas B. Mackey, Chief Operating Officer.

    The executive officers of the Company who are not also Directors as of August 27, 1999 are:

NAME                                                                      POSITION                               AGE
------------------------------------------------  ---------------------------------------------------------      ---
Trevor Fetter...................................  Chief Corporate Officer and Chief Financial Officer                39
Thomas B. Mackey................................  Chief Operating Officer                                            51
Raymond L. Mathiasen............................  Executive Vice President and Chief Accounting Officer              56
Barry P. Schochet...............................  Vice Chairman                                                      48
Christi R. Sulzbach.............................  Executive Vice President and General Counsel                       44

    Mr. Fetter was elected to the position of Chief Corporate Officer, Office of the President, on January 13, 1999. Mr. Fetter joined Tenet as an Executive Vice President in October 1995. In March 1996, he was elected to the additional position of Chief Financial Officer, a position he still holds. Prior to joining Tenet, Mr. Fetter served as Executive Vice President and Chief Financial Officer of Metro-Goldwyn-Mayer, Inc. ("MGM") from 1990 to October 1995, and as Senior Vice President of MGM from 1988 to 1990. From 1982 to 1988, Mr. Fetter worked in the investment banking division of Merrill Lynch Capital Markets. Mr. Fetter hold a bachelor's degree in economics from Stanford University and an MBA from Harvard Business School.

    Mr. Mackey was elected Chief Operating Officer, Office of the President, on January 13, 1999. Mr. Mackey has 25 years experience in health care. He joined Tenet in 1985 and has since held a variety of senior regional and divisional management positions, most recently serving as Executive Vice President, Western Division from March 1995 to January 1999. Before joining Tenet, Mr. Mackey was vice president, operations, for Greatwest Hospitals in California. He began his health care career at the University of California, San Diego University Hospital. Mr. Mackey holds a bachelor's degree in industrial engineering from Northeastern University and a master's degree in business administration from Cornell University.

    Mr. Mathiasen was elected Executive Vice President on March 22, 1999. Since March 1996, Mr. Mathiasen has been Chief Accounting Officer of the Company. From February 1994 to March 1996, Mr. Mathiasen served as Senior Vice President and Chief Financial Officer of the Company and from September 1993 to February 1994, Mr. Mathiasen served as Senior Vice President and acting Chief Financial Officer. Mr. Mathiasen was elected to the position of Senior Vice President in 1990 and Chief Operating Financial Officer in 1991. Prior to joining Tenet as a Vice President in 1985, he was a partner with Arthur Young & Company (now known as Ernst & Young).

    Mr. Schochet was elected Vice Chairman of Tenet on January 25, 1999. Mr. Schochet joined Tenet in 1979 and has held a variety of executive positions since that time, most recently serving as Executive Vice President of Operations from March 1995 to January 1999. Mr. Schochet graduated from the University of Maine with a bachelor's degree in zoology and received a master's degree in hospital administration from George Washington Unversity in Washington D.C. He is a diplomate of the American College of Healthcare Executives and is past president of the board of governors of the Federation of American Health Systems and a member of its board of directors.

    Ms. Sulzbach was elected Executive Vice President and General Counsel on February 22, 1999. Prior to that appointment, Ms. Sulzbach served as Associate General Counsel in charge of compliance and litigation and as Senior Vice President, Public Affairs. She joined Tenet in 1983 and has held a variety of positions in the law department since that time. Ms. Sulzbach earned a juris doctorate degree from Loyola University in Los Angeles in 1979. She serves on the boards of directors of the National Health Foundation in Los Angeles and the Federal Bar Association. She also serves on the Strategic Planning Committee for the American Hospital Association.

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

                              THE YEAR 2000 ISSUE

    The Company is continuing its six-phase Year 2000 Compliance program. The first phase of the program, conducting an inventory of systems and programs that may be affected by the Year 2000 issue, the second phase, assessment of how the Year 2000 issues may affect each piece of equipment and system, and the third phase, planning corrections of any problems discovered, have been completed for both the Company's information technology systems ("IT Systems") and non-IT Systems such as bio-medical equipment ("Non-IT Items"), except for the 12 general hospitals and related operations that were acquired in fiscal year 1999, with respect to which the first three phases have been substantially completed. Phases four through six (executing the plans developed, testing the corrections and implementing the corrections across all of the Company's systems and programs) are well under way and will run concurrently through the fall of calendar 1999 for both IT-Systems and Non-IT Items.

    The costs the Company has incurred to date in connection with its Year 2000 compliance program amount to approximately $51 million. This amount and the estimated total cost do not include internal salaries and other internal costs of the year 2000 compliance program. The Company estimates that its total cost for addressing all Year 2000 issues will be approximately $100 million, substantially all of which will be accounted for as capital expenditures. The Company cautions that its estimate is based on the information available to the Company at this time. As the Company continues to evaluate the full scope of its Year 2000 issues, its estimate of the costs it may incur may change. Although the total cost of the Company's Year 2000 compliance program is presently not expected to have a material adverse effect on its operations, liquidity or financial condition, many factors, such as the number of pieces of equipment and systems with Year 2000 issues and the cost of replacing equipment or systems that cannot be brought into compliance or with respect to which it is more cost-effective in the long run to replace or take out of service, are not fully known at this time and could have an aggregate material impact on the Company's estimate. The Company will receive additional information concerning these and other matters as it completes each phases 4-6 of its Year 2000 compliance program.

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

    The Securities and Exchange Commission's recent guidance for Year 2000 disclosure also calls on companies to describe their most likely worst case Year 2000 scenarios. While one can imagine a scenario in which medical equipment fails as a result of a Year 2000 problem, which could lead to serious injury or death, the Company does not believe that such a scenario is likely to occur. As noted above, since any piece of equipment that is not Year 2000 compliant will be made compliant, replaced or taken out of service, the Company does not expect the Year 2000 issues to have an adverse impact on patient care. Furthermore, there will be a back-up plan for each piece of critical equipment in case it unexpectedly fails. The most likely worst case scenario is that the Company will have to replace or take out of service some of its existing equipment and add additional staff and/or reassign existing staff during the time period leading up to and immediately following December 31, 1999, in order to address any Year 2000 issues that unexpectedly arise.

                           FORWARD-LOOKING STATEMENTS

    Certain statements contained in this Form 10-K, including, without limitation, statements containing the words "believes", "anticipates", "expects", "will", "may", "might", "estimate", "should" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing laws and government regulations and changes in, or the failure to comply with laws and governmental regulations; legislative proposals for health care reform; the ability to enter into managed care provider arrangements on acceptable terms; a shift from fee-for-service payment to capitated and other risk-based payment systems; changes in Medicare and Medicaid reimbursement levels; liability and other claims asserted against the Company; competition; the loss of any significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care; changes in business strategy or development plans; the ability to attract and retain qualified personnel, including physicians; the significant indebtedness of the Company; the availability and suitable acquisition opportunities and the length of time it takes to accomplish acquisitions; the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities; and the impact of the Year 2000 Issues. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Tenet disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 2.  PROPERTIES.

    The response to this item is included in Item 1.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company has been involved in significant legal proceedings of an unusual nature related principally to its subsidiaries' discontinued psychiatric business and, although it has settled the most significant of these matters, continues to defend a greater-than-normal level of civil litigation relating to certain of its subsidiaries' former psychiatric operations. In prior fiscal years the Company resolved these matters primarily through settlement. Based on its experience in these cases, however, and on recent lawsuits generated by continued advertisements by certain lawyers seeking former patients in order to file claims against the Company and certain of its subsidiaries, the Company now believes that the vigorous defense and trial of these cases, and any additional lawsuits that may be filed, ultimately will be the most cost-effective means of resolving these issues.

    In prior years, the Company recorded provisions to estimate the cost of the ultimate disposition of all of these proceedings and to estimate the legal fees that it expected to incur. The remaining reserves are for unusual litigation costs and fees that relate to matters that had not been settled as of May 31, 1999 and primarily represent management's estimate of the legal fees and other related costs to be incurred subsequent to May 31, 1999. There can be no assurance that the ultimate liability will not exceed such estimates. Although, based upon information currently available to it, management believes that the amount of damages, if any, in excess of its reserves for unusual litigation costs that may be awarded in any unresolved legal proceedings cannot reasonably be estimated, management does not believe it is likely that any such damages will have a material adverse effect on the Company's results of operations, liquidity or capital resources. All of the costs associated with these legal proceedings are classified in discontinued operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The response to this item is included on page 45 of the Registrant's Annual Report to Shareholders for the year ended May 31, 1999. The required information hereby is incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

    The response to this item is included on page 7 of the Registrant's Annual Report to Shareholders for the year ended May 31, 1999. The required information hereby is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The response to this item is included on pages 8 through 18 of the Registrant's Annual Report to Shareholders for the year ended May 31, 1999. The required information hereby is incorporated by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The response to this item is included on pages 15 and 16 of the Registrant's Annual Report to Shareholders for the year ended May 31, 1999. The required information hereby is incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The response to this item is included on pages 19 through 45 of the Registrant's Annual Report to Shareholders for the year ended May 31, 1999. The required information hereby is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEMS 10 AND 11.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE
  COMPENSATION.

    Information concerning the Directors of the Registrant, including executive officers of the Registrant who also are Directors, and other information required by Items 10 and 11, is included on pages 2 through 13 of the definitive Proxy Statement for Registrant's 1999 Annual Meeting of Shareholders and hereby is incorporated by reference. Similar information regarding executive officers of the Registrant who, except as noted therein, are not Directors is set forth on pages 20 and 21 above. Information regarding compensation of executive officers and Directors of the Registrant is included on pages 14 through 19 and pages 27 through 31 of the definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders and hereby is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The response to this item is included on pages 7 and 31 of the definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders. The required information hereby is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(A) 1.  FINANCIAL STATEMENTS.

    The consolidated financial statements to be included in Part II, Item 8, are incorporated by reference to the Registrant's 1999 Annual Report to Shareholders. (See Exhibit (13))

    2.  FINANCIAL STATEMENT SCHEDULES.

    Schedule II--Valuation and Qualifying Accounts and Reserves (included on page 32).

    All other schedules and Condensed Financial Statements of Registrant are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

    3.  EXHIBITS.

    (3) Articles of Incorporation and Bylaws

       (a) Restated Articles of Incorporation of Registrant, as amended October 13, 1987 and June 22, 1995 (Incorporated by reference to Exhibit 3(a) to Registrant's Annual Report on Form 10-K, dated August 25, 1995, for the fiscal year ended May 31, 1995)

       (b) Restated Bylaws of Registrant, as amended March 10, 1999

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

       (k) Escrow Agreement, dated as of January 10, 1996, among Tenet, NME Properties, Inc., NME Property Holding Co., Inc. and The Bank of New York, as Escrow Agent (Incorporated by reference to Exhibit 4(b) to Registrant's Quarterly Report on Form 10-Q, dated as of January 15, 1996, for the fiscal quarter ended November 30, 1995)

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

       (o) Indenture, dated May 21, 1998, between Tenet and The Bank of New York, as Trustee, relating to 7 5/8% Senior Notes due 2008 (Incorporated by reference to Exhibit 4(o) to Registrant's Annual Report on Form 10-K, dated August 28, 1998, for the fiscal year ended May 31, 1998)

       (p) Indenture, dated May 21, 1998, between Tenet and The Bank of New York, as Trustee, relating to 8 1/8% Senior Subordinated Notes due 2008 (Incorporated by reference to Exhibit 4(p) to Registrant's Annual Report on Form 10-K, dated August 28, 1998, for the fiscal year ended May 31, 1998)

       (q) Shareholder Rights Plan, adopted December 7, 1998 (incorporated by reference from the Company's Form 8-K filed with the Securities and Exchange Commission on December 11, 1998)

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

       (d) Agreement, dated August 22, 1995, among the Company, The Hillhaven Corporation and Vencor, Inc. (Incorporated by reference to Exhibit 10(n) to Registrant's Annual Report on Form 10-K, dated August 25, 1995, for the fiscal year ended May 31, 1995)

       (e) $2,800,000,000 Credit Agreement, dated as of January 30, 1997, among the Company, as Borrower, the Lenders, Managing Agents and Co-Agents party thereto, the Swingline Bank party thereto, The Bank of New York and the Bank of Nova Scotia, as Documentation Agents, Bank of America National Trust and Savings Association, as Syndication Agent, and Morgan Guaranty Trust Company of New York, as Administrative Agent (Incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q, dated as of April 14, 1997, for the fiscal quarter ended February 28, 1997)

       (f) Amendment, dated as of July 25, 1997, to the Credit Agreement, dated as of January 30, 1997, among the Company, the Lenders, Managing Agents and Co-Agents party thereto, the Swingline Bank party thereto, The Bank of New York and The Bank of Nova Scotia, as Documentation Agents, Bank of America National Trust and Savings Association, as Syndication Agent, and Morgan Guaranty Trust Company of New York, as Administrative Agent (Incorporated by reference to Exhibit 10(f) to Registrant's Annual Report on Form 10-K, dated August 27, 1997, for the fiscal year ended May 31, 1997)

       (g) Amendment No. 2 to Credit Agreement, dated as of March 16, 1999 (Incorporated by reference to Exhibit 99.1 to Registrant's Quarterly Report on Form 10-Q, dated as of April 14, 1999, for the fiscal quarter ended February 28, 1999)

       (h) Letter from the Registrant to Jeffrey C. Barbakow, dated May 26, 1993

       (i)  Letter from the Registrant to Jeffrey C. Barbakow, dated June 1,
            1993

       (j) Memorandum from the Registrant to Jeffrey C. Barbakow, dated June 14, 1993

       (k) Memorandum of Understanding, dated May 21, 1996, from Jeffrey C. Barbakow to the Company (Incorporated by reference to Exhibit 10(t) to Registrant's Annual Report on Form 10-K, dated as of August 26, 1996, for the fiscal year ended May 31, 1996)

       (l)  Deferred Compensation Agreement, dated May 31, 1997, between Jeffrey
            C. Barbakow and the Company (Incorporated by reference to Exhibit 10(l) to Registrant's Annual Report on Form 10-K, dated August 28, 1998, for the fiscal year ended May 31, 1998)

       (m) Memorandum of Understanding, dated May 21, 1996, from Michael H. Focht, Sr. to the Company (Incorporated by reference to Exhibit 10(u) to Registrant's Annual Report on Form 10-K, dated as of August 26, 1996, for the fiscal year ended May 31, 1996)

       (n) Consulting and Non-Compete Agreement between Michael H. Focht, Sr. and the Company, dated as of January 12, 1999.

       (o) Letter from the Company to Trevor Fetter, dated January 13, 1999

       (p) Letter from the Company to Thomas B. Mackey, dated January 13, 1999

       (q) Letter from the Company to Barry P. Schochet, dated February 23, 1999

       (r) Executive Officers Relocation Protection Agreement (Incorporated by reference to Exhibit 10(v) to Registrant's Annual Report on Form 10-K, dated as of August 26, 1996, for the fiscal year ended May 31,
            1996)

       (s) Executive Officers Severance Protection Plan (Incorporated by reference to Exhibit 10(w) to Registrant's Annual Report on Form 10-K, dated as of August 26, 1996, for the fiscal year ended May 31,
            1996)

       (t) Board of Directors Retirement Plan, effective January 1, 1985, as amended August 18, 1993, April 25, 1994 and July 30, 1997 (Incorporated by reference to Exhibit 10(p) to Registrant's Annual Report on Form 10-K, dated August 28, 1998, for the fiscal year ended May 31, 1998)

       (u) Supplemental Executive Retirement Plan, dated as of November 1, 1984, as amended May 21, 1986, April 25, 1994, July 25, 1994 and January 28, 1997

            (Incorporated by reference to Exhibit 10(q) to Registrant's Annual Report on Form 10-K, dated August 28, 1998, for the fiscal year ended May 31, 1998).

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

       (aa) First Amendment to Deferred Compensation Plan, dated as of August 15, 1994

       (bb) 1994 NME Deferred Compensation Plan Trust Agreement, dated as of May 25, 1994, as amended July 25, 1994, between the Registrant and United States Trust Company of New York

       (cc) Agreement, dated October 30, 1996, between Tenet and United States Trust Company of New York, as Trustee, Regarding the First Amendment to the 1994 Tenet Deferred Compensation Plan Trust (Incorporated by reference to Exhibit 10(d) to Registration Statement on Form S-3 (Registration No. 333-26621) dated May 7, 1997, filed with the Commission on May 7, 1997)

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

       (hh) Second Amended and Restated 1995 Employee Stock Purchase Plan (Incorporated by reference to Registrant's Registration Statement on Form S-8, dated December 10, 1997)

 (13) 1999 Annual Report to Shareholders of Registrant

 (21) Subsidiaries of the Registrant

 (23) Consent of Experts

        (a) Accountants' Consent and Report on Consolidated Schedule (KPMG LLP)

(27.1) Financial Data Schedule for fiscal year 1999 (included only in the EDGAR filing)

(B)  REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 26, 1999.

                     TENET HEALTHCARE CORPORATION

             By:                /s/ TREVOR              By:        /s/ RAYMOND
                                FETTER                             L.
                                ---                                MATHIASEN
                                Trevor                             ---
                                Fetter                             Raymond
                                CHIEF                              L.
                                CORPORATE                          Mathiasen
                                OFFICER                            EXECUTIVE
                                AND                                VICE
                                CHIEF                              PRESIDENT
                                FINANCIAL                          AND
                                OFFICER                            CHIEF
                                (PRINCIPAL                         ACCOUNTING
                                FINANCIAL                          OFFICER
                                OFFICER)                           (PRINCIPAL
                                                                   ACCOUNTING
                                                                   OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 26, 1999, by the following persons on behalf of the registrant and in the capacities indicated:

          SIGNATURE                       TITLE
------------------------------  --------------------------

                                Chairman, Chief Executive
   /s/ JEFFREY C. BARBAKOW          Officer and Director
------------------------------      (Principal Executive
     Jeffrey C. Barbakow                  Officer)

   /s/ LAWRENCE BIONDI, S.J
------------------------------           Director
    Lawrence Biondi, S.J.

     /s/ BERNICE BRATTER
------------------------------           Director
       Bernice Bratter

    /s/ SANFORD CLOUD, JR.
------------------------------           Director
      Sanford Cloud, Jr.

    /s/ MAURICE J. DEWALD
------------------------------           Director
      Maurice J. DeWald

  /s/ MICHAEL H. FOCHT, SR.
------------------------------           Director
    Michael H. Focht, Sr.

      /s/ RAYMOND A. HAY
------------------------------           Director
        Raymond A. Hay

      /s/ LESTER B. KORN
------------------------------           Director
        Lester B. Korn

   /s/ FLOYD D. LOOP, M.D.
------------------------------           Director
     Floyd D. Loop, M.D.

   /s/ RICHARD S. SCHWEIKER
------------------------------           Director
     Richard S. Schweiker