Form 10-Q
period 1999-08-31
TENET HEALTHCARE CORP
filed 1999-10-15
CIK 70318

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                AUGUST 31, 1999.

                                       OR

           / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ....... TO ........
                          COMMISSION FILE NUMBER 1-7293

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

                      ------------------------------------


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS: YES  X   NO
                                       ---    ---

     AS OF SEPTEMBER 30, 1999 THERE WERE 311,380,377 SHARES OF $0.075 PAR VALUE COMMON STOCK OUTSTANDING.

===============================================================================

                          TENET HEALTHCARE CORPORATION

                                      INDEX


                                                                                          Page
                                                                                        ---------
                                      PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Condensed Consolidated Balance Sheets - As of May 31, 1999
                  and August 31, 1999.................................................      2

              Condensed Consolidated Statements of Income - For the Three Months ended
                  August 31, 1998 and 1999............................................      4

              Condensed Consolidated Statements of Comprehensive Income - For the
                  Three Months ended August 31, 1998 and 1999.........................      5

              Condensed Consolidated Statements of Cash Flows - For the Three Months
                  ended August 31, 1998 and 1999......................................      6

              Notes to Condensed Consolidated Financial Statements....................      7

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...........................................     11

                                        PART II. OTHER INFORMATION

Item 1.       Legal Proceedings.......................................................     20

Item 6.       Exhibits and Reports on Form 8-K........................................     20
              Signature...............................................................     21


------------------

Note: Item 3 of Part I and Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                           TENET HEALTHCARE CORPORATION

                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                      MAY 31,      AUGUST 31,
                                                                                       1999            1999
                                                                                   -------------   -----------
                                                                                           (IN MILLIONS)
                                     ASSETS

Current assets:
     Cash and cash equivalents................................................       $      29     $      24
     Short-term investments in debt securities................................             130           119
     Accounts receivable, less allowance for doubtful accounts ($287 at
         May 31 and $317 at August 31)........................................           2,318         2,424
     Inventories of supplies, at cost.........................................             221           226
     Deferred income taxes....................................................             196           134
     Assets held for sale, at the lower of carrying value or fair value less
         estimated costs to sell..............................................             655           632
     Other current assets.....................................................             413           392
                                                                                    ----------    ----------
              Total current assets............................................           3,962         3,951
                                                                                    ----------    ----------

Investments and other assets..................................................             569           540

Property and equipment, at cost...............................................           7,703         7,780
     Less accumulated depreciation and amortization...........................           1,864         1,962
                                                                                    ----------    ----------
     Net property and equipment...............................................           5,839         5,818
                                                                                    ----------    ----------

Intangible assets, at cost less accumulated amortization
     ($409 at May 31 and $428 at August 31)...................................           3,401         3,384
                                                                                    ----------    ----------
                                                                                     $  13,771     $  13,693
                                                                                    ==========    ==========


      See accompanying Notes to Condensed Consolidated Financial Statements
         and Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.

                           TENET HEALTHCARE CORPORATION

                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  MAY 31,      AUGUST 31,
                                                                                   1999           1999
                                                                                -----------   -----------
                                                                                      (IN MILLIONS)
                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt....................................       $      45    $      44
     Accounts payable.....................................................             713          600
     Employee compensation and benefits...................................             390          341
     Accrued interest payable.............................................             163           73
     Other current liabilities............................................             711          709
                                                                                 ---------    ---------
              Total current liabilities...................................           2,022        1,767
                                                                                 ---------    ---------

Long-term debt, net of current portion....................................           6,391        6,525
Other long-term liabilities and minority interests........................           1,048        1,048
Deferred income taxes.....................................................             440          401

Shareholders' equity:
     Common stock, $0.075 par value; authorized 700,000,000
         shares; 314,778,323 shares issued at May 31 and
         315,125,251 shares issued at August 31...........................              24           24
     Other shareholders' equity...........................................           3,916        3,998
     Less common stock in treasury, at cost, 3,754,708 shares ............             (70)         (70)
                                                                                 ---------    ---------
              Total shareholders' equity..................................           3,870        3,952
                                                                                 ---------    ---------
                                                                                 $  13,771    $  13,693
                                                                                 =========    =========


      See accompanying Notes to Condensed Consolidated Financial Statements
         and Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.

                          TENET HEALTHCARE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                   THREE MONTHS ENDED AUGUST 31, 1998 AND 1999



                                                                                     1998           1999
                                                                                   ----------     ---------
                                                                                    (DOLLARS IN MILLIONS,
                                                                                   EXCEPT PER SHARE AMOUNTS)
Net operating revenues..........................................................    $   2,553     $   2,873
                                                                                    ---------     ---------
Operating expenses:
     Salaries and benefits......................................................        1,018         1,161
     Supplies...................................................................          350           407
     Provision for doubtful accounts............................................          159           223
     Other operating expenses...................................................          561           625
     Depreciation...............................................................           96           102
     Amortization...............................................................           31            32
                                                                                    ---------     ---------
Operating income................................................................          338           323
                                                                                    ---------     ---------
Interest expense, net of capitalized portion....................................         (119)         (124)
Investment earnings.............................................................            7             5
Minority interests in income of consolidated subsidiaries.......................           (4)           (5)
Gain on sale of facilities .....................................................           --            10
                                                                                    ---------     ---------
Income before income taxes and cumulative effect of accounting change...........          222           209
Taxes on income.................................................................          (85)          (81)
                                                                                    ---------     ---------
Income before cumulative effect of accounting change............................          137           128
Cumulative effect of accounting change, net of taxes ...........................           --           (19)
                                                                                    ---------     ---------
Net income .....................................................................    $     137     $     109
                                                                                    =========     =========


Basic earnings (loss) per share:
     Income before cumulative effect of accounting change ......................    $    0.44     $    0.41
     Cumulative effect of accounting change ....................................           --         (0.06)
     Net income ................................................................         0.44          0.35

Diluted earnings (loss) per share:
     Income before cumulative effect of accounting change ......................    $    0.44     $    0.41
     Cumulative effect of accounting change ....................................           --         (0.06)
     Net income ................................................................         0.44          0.35

Weighted average shares and dilutive securities outstanding (in thousands):
     Basic......................................................................      309,403       311,152
     Diluted....................................................................      313,665       313,224


      See accompanying Notes to Condensed Consolidated Financial Statements
         and Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.

                          TENET HEALTHCARE CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                   THREE MONTHS ENDED AUGUST 31, 1998 AND 1999


                                                                              1998         1999
                                                                           ----------    ---------
                                                                                 (IN MILLIONS)
Net income ............................................................     $    137     $     109
Other comprehensive income (loss):
     Foreign currency translation adjustments..........................            7             2
     Unrealized net holding losses arising during period on
         securities held as available for sale.........................          (71)          (55)
                                                                            --------     ---------
     Other comprehensive loss before income taxes......................          (64)          (53)
     Income tax benefit related to items of other comprehensive
         income........................................................           25            20
                                                                            --------     ---------
     Other comprehensive loss..........................................          (39)          (33)
                                                                            --------     ---------
Comprehensive income...................................................     $     98     $      76
                                                                            ========     =========




      See accompanying Notes to Condensed Consolidated Financial Statements
         and Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.

                          TENET HEALTHCARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED AUGUST 31, 1998 AND 1999


                                                                         1998         1999
                                                                       ---------   ---------
                                                                            (IN MILLIONS)
Net cash provided by operating activities..........................    $     41     $     12
                                                                       --------     --------

Cash flows from investing activities:
     Proceeds from sales of facilities and other assets............          --           34
     Purchases of property and equipment...........................        (107)        (138)
     Purchases of businesses, net of cash acquired. ...............         (84)         (24)
     Other items...................................................         (27)         (20)
                                                                       --------     --------
         Net cash used in investing activities.....................        (218)        (148)
                                                                       --------     --------

Cash flows from financing activities:
     Proceeds from borrowings......................................         589          476
     Payments of borrowings........................................        (416)        (346)
     Other items, primarily stock option exercises.................           2            1
                                                                       --------     --------
         Net cash provided by financing activities.................         175          131
                                                                       --------     --------

Net decrease in cash and cash equivalents..........................          (2)          (5)
Cash and cash equivalents at beginning of period...................          23           29
                                                                       --------     --------
Cash and cash equivalents at end of period.........................    $     21     $     24
                                                                       ========     ========

Supplemental disclosures:
     Interest paid, net of amounts capitalized.....................    $    142     $    211
     Income taxes paid, net of refunds received....................         (48)           4


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

     The Company presumes that users of this interim financial information have read or have access to the Company's audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnotes and other disclosures that would substantially duplicate the disclosures contained in the Company's most recent annual report to security holders have been omitted. Patient volumes and net operating revenues of the Company's hospitals are subject to seasonal variations caused by a number of factors, including but not necessarily limited to, seasonal cycles of illness, climate and weather conditions, vacation patterns of both hospital patients and admitting physicians and other factors relating to the timing of elective hospital procedures. Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including levels of occupancy, interest rates, acquisitions, disposals, revenue allowance and discount fluctuations, the timing of price changes, unusual or non-recurring items and fluctuations in quarterly tax rates. These same considerations apply to all year-to-year comparisons.

2. On June 1, 1999, the Company changed its method of accounting for start-up costs to expense such costs as incurred in accordance with Statement of Position 98-5, published by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The adoption of the Statement resulted in the write-off of previously capitalized start-up costs as of May 31, 1999 in the amount of $19 million, net of tax benefit, which amount is shown in the accompanying consolidated statement of income as a cumulative effect of an accounting change in the three months ended August 31, 1999.

3. In June 1999, the Company sold three skilled nursing facilities and other assets for cash in the amount of $34 million. In September 1999, the Company sold four general hospitals in three separate transactions for cash in the aggregate amount of $177 million. The Company has also reached a definitive agreement to sell ten general hospitals to IASIS Healthcare Corporation, a Nashville-based hospital management company. This latter sale is expected to close before November 30, 1999. These transactions are part of the Company's plan to sell or close certain non-strategic hospitals in order to streamline its organization by concentrating on markets where it already has a strong presence and for which the Company recorded $277 million of asset impairment and related charges in the fourth quarter of fiscal 1999. The results of operations of the businesses sold or to be sold or closed are not material.

                          TENET HEALTHCARE CORPORATION

4. In the most recent quarter the Company successfully defended two cases involving five plaintiffs in Texas. These cases arose from the previously reported litigation involving the Company's discontinued psychiatric business. The Company believes that these victories as well as previous defense verdicts support its strategy to continue to vigorously defend against this type of litigation. Except for the foregoing, there have been no material changes to the description of professional and general liability insurance set forth in Note 9A or significant legal proceedings set forth in Note 9B of Notes to Consolidated Financial Statements of Tenet for its fiscal year ended May 31, 1999.

5. The table below provides a reconciliation between net income and net cash provided by operating activities for the three months ended August 31, 1998 and 1999:


                                                                              1998            1999
                                                                           ----------      ----------
                                                                                 (In millions)
Net income ..............................................................  $      137      $      109
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ......................................         128             134
     Provision for doubtful accounts ....................................         159             223
     Deferred income taxes ..............................................          14              46
     Other items ........................................................          11              15
     Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of businesses:
       Accounts receivable ..............................................        (313)           (329)
       Inventories and other current assets .............................         (38)            (24)
       Accounts payable, accrued expenses and other current liabilities .         (52)           (129)
       Other long-term liabilities ......................................           3             (15)
     Net expenditures for discontinued operations, merger, impairment
          and other unusual charges .....................................          (8)            (18)
                                                                           ----------      ----------
     Net cash provided by operating activities ..........................  $       41      $       12
                                                                           ==========      ==========


                          TENET HEALTHCARE CORPORATION

6. The following table presents a reconciliation of beginning and ending liability balances in connection with merger, impairment and restructuring charges recorded in fiscal 1997,1998 and 1999 by type of cost for the three-month period ended August 31, 1999 (in millions):


                                                    BALANCES AT          CASH          OTHER        BALANCES AT
RESERVES RELATED TO:                              MAY 31, 1999 (1)     PAYMENTS      ITEMS (2)   AUGUST 31,1999 (1)
--------------------------------------------      ---------------   --------------  -----------  ------------------
Estimated costs to sell or close hospitals and
     other facilities.........................      $      30         $     (3)        $  --        $        27
Severance costs in connection with the
     implementation of hospital cost control
     programs, general overhead reduction
     plans and closure of home health
     agencies...............................               19               (4)           --                 15
Lease cancelation and other exit costs......               46               (2)           --                 44
Accruals for unfavorable lease commitments
     at six medical offices buildings.......               20               (1)           --                 19
1997 merger.................................                8               (1)           --                  7
Termination of physician contracts..........                6               --            --                  6
                                                  ---------------   -------------   ----------   -----------------
     Total..................................        $     129         $    (11)        $  --        $       118
                                                  ===============   ==============  ===========  ==================


(1) The above liability balances are included in other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets.
(2) Other items primarily include write-offs or write-downs of long-lived assets, including property and equipment, goodwill and other assets.

Cash payments to be applied against these accruals are expected to approximate $100 million in the remainder of fiscal 2000 and $18 million thereafter. There were no merger, impairment or restructuring charges in the three months ended August 31, 1999.

                          TENET HEALTHCARE CORPORATION

7. The following is a reconciliation of the numerators and the denominators of the Company's basic and diluted earnings per share computations before the cumulative effect of an accounting change for the three months ended August 31, 1998 and 1999. Income is expressed in millions and weighted average shares are expressed in thousands:


                                                        1998                                   1999
                                       -------------------------------------- --------------------------------------
                                                       WEIGHTED                                WEIGHTED
                                         INCOME     AVERAGE SHARES  PER-SHARE    INCOME    AVERAGE SHARES  PER-SHARE
        THREE MONTHS                   (NUMERATOR)  (DENOMINATOR)    AMOUNT    (NUMERATOR)  (DENOMINATOR)   AMOUNT
-------------------------------        -----------  -------------  ---------- ------------  -------------  ---------
Basic earnings per share:
   Income available to common
     shareholders................      $       137        309,403  $    0.44   $     128        311,152    $   0.41
                                                                   ==========                              =========
   Effect of dilutive stock
     options and warrants........            --             4,262                       --        2,072
                                       -----------  -------------             ------------  -------------
Diluted earnings per share:
   Income available to common
     shareholders................      $       137        313,665  $    0.44   $     128        313,224    $   0.41
                                       ===========  =============  ========== ============  =============  =========


     Outstanding options to purchase 7,804,359 and 23,121,496 shares of common stock were not included in the computation of earnings per share for the three-month periods ended August 31, 1998 and 1999, respectively, because the options' exercise prices were greater than the average market price of the common stock during the quarter.


8. The following table sets forth the tax effects allocated to each component of other comprehensive income for the three months ended August 31, 1998 and 1999:


                                                     1998                                       1999
                                    ---------------------------------------    --------------------------------------
                                      BEFORE-         TAX         NET-OF-       BEFORE-         TAX         NET-OF-
                                        TAX        (EXPENSE)        TAX           TAX        (EXPENSE)        TAX
                                      AMOUNT       OR BENEFIT      AMOUNT        AMOUNT      OR BENEFIT      AMOUNT
                                    -----------    ----------    ----------    ----------    ----------    ----------
                                                                      (IN MILLIONS)
Foreign currency translation
     adjustment                     $         7    $       (2)   $        5    $        2    $       (1)   $        1
Unrealized holding gains (losses)
     on securities                          (71)           27           (44)          (55)           21           (34)
                                    -----------    ----------    ----------    ----------    ----------    ----------
Other comprehensive income (loss)   $       (64)   $       25    $      (39)   $      (53)   $       20    $      (33)
                                    ===========    ==========    ==========    ==========    ==========    ==========


     The following table sets forth the accumulated other comprehensive income balances, by component, as of August 31, 1998 and 1999:


                                              1998                                        1999
                           ------------------------------------------   ----------------------------------------
                                          UNREALIZED    ACCUMULATED                  UNREALIZED    ACCUMULATED
                             FOREIGN        GAINS          OTHER         FOREIGN        GAINS         OTHER
                            CURRENCY      (LOSSES) ON  COMPREHENSIVE     CURRENCY    (LOSSES) ON  COMPREHENSIVE
                              ITEMS       SECURITIES   INCOME (LOSS)      ITEMS      SECURITIES       INCOME
                           -----------    ----------   --------------   ----------   -----------  --------------
                                                                (IN MILLIONS)
Beginning balance          $        --    $       50   $           50   $       --   $        77  $           77
Current-period change                5           (44)             (39)           1           (34)            (33)
                           -----------    ----------   --------------   ----------   -----------  --------------
Ending balance             $         5    $        6   $           11   $        1   $        43  $           44
                           ===========    ==========   ==============   ==========   ===========  ==============


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The health care industry continues to undergo tremendous change, driven primarily by (1) cost-containment pressures by government payors, managed care providers and others, (2) technological advances that require increased capital expenditures, and (3) a significant shift in net patient revenues away from traditional Medicare and indemnity payors to managed care. To address these changes, Tenet has implemented various cost-control programs and overhead-reduction plans and continues to create and enhance its integrated health care delivery systems.

     Income before income taxes and cumulative effect of accounting change was $222 million in the quarter ended August 31, 1998 and $209 million in the quarter ended August 31, 1999.

     Results of operations for the quarter ended August 31, 1999 include the operations of 11 general hospitals acquired after the end of the prior-year quarter and exclude the operations of two general hospitals sold and 29 home health agencies that were closed since then. The following is a summary of consolidated operations for the three months ended August 31, 1998 and 1999:


                                                                         THREE MONTHS ENDED AUGUST 31,
                                                  ----------------------------------------------------------------------------
                                                       1998                1999                 1998                1999
                                                  ---------------     ---------------      ---------------     ---------------
                                                         (DOLLARS IN MILLIONS)                (% OF NET OPERATING REVENUES)
Net operating revenues:
     Domestic general hospitals.............      $         2,285     $         2,667                89.5%               92.8%
     Other domestic operations .............                  268                 206                10.5%                7.2%
                                                  ---------------     ---------------      ---------------     ---------------
Net operating revenues......................                2,553               2,873               100.0%              100.0%
                                                  ---------------     ---------------      ---------------     ---------------
Operating expenses:
     Salaries and benefits..................               (1,018)             (1,161)               39.9%               40.4%
     Supplies...............................                 (350)               (407)               13.7%               14.2%
     Provision for doubtful accounts........                 (159)               (223)                6.2%                7.8%
     Other operating expenses...............                 (561)               (625)               22.0%               21.7%
     Depreciation...........................                  (96)               (102)                3.8%                3.6%
     Amortization...........................                  (31)                (32)                1.2%                1.1%
                                                  ---------------     ---------------      ---------------     ---------------
Operating income............................      $           338     $           323                13.2%               11.2%
                                                  ===============     ===============      ===============     ===============


Net operating revenues of other domestic operations in the table above consist primarily of revenues from: (i) physician practices, (ii) rehabilitation hospitals, long-term care facilities, psychiatric and specialty hospitals that are located on or near the same campuses as the Company's general hospitals;
(iii) health care joint ventures operated by the Company; (iv) subsidiaries of the Company offering managed care and indemnity products; and (v) equity in the earnings of unconsolidated affiliates.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


     The table below sets forth certain selected historical operating statistics for the Company's domestic general hospitals:


                                                          THREE MONTHS ENDED AUGUST 31,
                                                     ------------------------------------------
                                                                                   INCREASE
                                                        1998          1999        (DECREASE)
                                                     -----------   -----------   --------------
Number of hospitals (at end of period)............           121           130           9  *
Licensed beds (at end of period)..................        28,126        30,731          9.3%
Net inpatient revenues (in millions)..............   $     1,474   $     1,703         15.5%
Net outpatient revenues (in millions).............   $       786   $       902         14.8%
Admissions........................................       219,167       239,378          9.2%
Equivalent admissions.............................       322,799       353,711          9.6%
Average length of stay (days).....................           5.1           5.1           --
Patient days......................................     1,113,315     1,223,438          9.9%
Equivalent patient days...........................     1,624,041     1,787,716         10.1%
Net inpatient revenue per patient day.............   $     1,324   $     1,392          5.1%
Net inpatient revenue per admission...............   $     6,725   $     7,114          5.8%
Utilization of licensed beds......................         43.1%         43.3%          0.2%*
Outpatient visits.................................     2,420,628     2,468,827          2.0%


*    The change is the difference between 1998 and 1999 amounts shown.

     The table below sets forth certain selected operating statistics for the Company's domestic general hospitals on a same-store basis:


                                                          THREE MONTHS ENDED AUGUST 31,
                                                     ---------------------------------------
                                                                                  INCREASE
                                                        1998          1999       (DECREASE)
                                                     -----------   -----------   -----------
Average licensed beds.............................        26,004        25,829       (0.7)%
Patient days......................................     1,082,018     1,085,066        0.3%
Net inpatient revenue per patient day.............   $     1,331   $     1,390        4.4%
Admissions........................................       213,091       214,274        0.6%
Net inpatient revenue per admission...............   $     6,758   $     7,041        4.2%
Outpatient visits.................................     2,358,479     2,198,254       (6.8)%
Average length of stay (days).....................           5.1           5.1         --


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     The table below sets forth the sources of net patient revenues for the Company's domestic general hospitals for the three-month periods ended August 31, 1998 and 1999, expressed as percentages of net patient revenues from all sources:


                                                                               THREE MONTHS ENDED AUGUST 31,
                                                                         ---------------------------------------------
                                                                                                          INCREASE
                                                                            1998             1999        (DECREASE) *
                                                                         -----------      -----------    -------------
Medicare ...............................................................       35.3%            32.6%        (2.7)%
Medicaid ...............................................................        9.0%             8.0%        (1.0)%
Managed care ...........................................................       35.8%            37.2%          1.4%
Indemnity and other ....................................................       19.9%            22.2%          2.3%


*    The change is the difference between the 1998 and 1999 amounts shown.

     Changes in Medicare payments mandated by the Balanced Budget Act of 1997 (the "BBA"), which became effective October 1, 1997, as well as certain proposed changes to various states' Medicaid programs, have reduced and will continue to reduce revenues and earnings significantly as these changes are phased in over the next two years. The most significant changes were phased in by October 1, 1998.

     The Company continues to experience increases in inpatient acuity and intensity of services as less intensive services shift from an inpatient to an outpatient basis or to alternative health care delivery services because of technological and pharmaceutical improvements and continued pressures by payors to reduce admissions and lengths of stay. In spite of the historical shifts from inpatient to outpatient services, the Company experienced a 6.8% decline on a same-store basis in the number of outpatient visits during the quarter ended August 31, 1999 compared to the year-ago quarter. Due to hospital acquisitions during the last half of the prior fiscal year, total store outpatient visits increased by 2.0%. The primary reason for the decline in visits on a same-store basis was the consolidation or closure of the majority of its home health agencies, in response to the changes in Medicare payments to home health agencies mandated by the BBA.

     Pressures to control health care costs and a shift from traditional Medicare to Medicare managed care plans after the BBA was enacted have resulted in an increase in the number of patients whose health care coverage is provided under managed care plans. The Company generally receives lower payments per patient from managed care payors than it does from traditional indemnity insurers. However, one of the most significant trends in the three-month period ended August 31, 1999 was the improvement in net revenue per admission. On a total store basis, this statistic increased 5.8% and, on a same-store basis, it increased by 4.2%, the largest quarterly increases in recent years. While increases in any quarter will vary, there now appears to be an upward trend that the Company expects will continue. The pricing environment for managed care and other non-government payors has improved and the Company expects continuing benefits as it renegotiates and renews contracts with improved terms and, also, as it continues to terminate capitated arrangements with managed care payors and employers. In most of the large markets served by the Company, capitation arrangements generally have been disappointing to both physicians and hospitals.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


     To address all the changes impacting the health care industry, while continuing to provide quality care to patients, the Company has implemented strategies to reduce inefficiencies, create synergies, obtain additional business and control costs. In the past 12 months, such strategies have included hospital cost-control programs and overhead reduction plans and the formation and enhancement of integrated health care delivery systems. In certain markets, for example, the Company has outsourced services such as housekeeping, laundry, dietary and plant maintenance. In each case it has achieved significant cost savings and is now applying this strategy to its other hospitals, the benefits of which are expected to occur in the second half of this fiscal year. Further consolidations and implementation of additional cost-control programs and other operating efficiencies may be undertaken in the future.

     Net operating revenues from the Company's other domestic operations were $268 million for the three months ended August 31, 1998, compared to $206 million for the current quarter. The decrease is primarily the result of sales or closures of six nonacute facilities that occurred after the first quarter of fiscal 1999 and a decrease in physician practice revenues compared to the prior year quarter.

     The Company has employed or entered into management agreements with physicians in most of its markets. These agreements generally, however, have not been profitable for the Company. The Company is in the process of reevaluating its physician contract strategy and is developing plans to either terminate or allow a significant number of it existing contracts to expire over the next two or three years. The Company may incur significant charges as these plans are executed. Such charges might require significant cash outlays as contract settlements with physicians and physician groups are executed. The future benefits of such a strategy could be significant, but would not likely occur until fiscal 2001 and beyond.

     Salaries and benefits expense as a percentage of net operating revenues was 39.9% in the quarter ended August 31, 1998 and 40.4% in the current quarter. This increase is primarily the result of the acquisition of hospitals following the end of the year ago quarter, partially offset by continuing cost control measures and the outsourcing of certain hospital services.

     Supplies expense as a percentage of net operating revenues was 13.7% in the quarter ended August 31, 1998 and 14.2% in the current quarter. The increase primarily was due to greater patient acuity, higher supplies expenses at recently acquired facilities and higher prices for new products. The Company continues to focus on reducing supplies expense by developing and expanding programs designed to improve the purchasing and utilization of supplies.

     The provision for doubtful accounts as a percentage of net operating revenues was 7.8% in the current quarter. It was 6.2% for the quarter ended August 31, 1998. Management believes the rise in bad debts is generally attributable to a number of factors, including (a) the continuing shift of business from traditional Medicare, which has no associated bad debts, to managed care, (b) a rise in the volume of care provided to uninsured patients in certain of the Company's hospitals, (c) delays in payment and denial of claims by managed care payors, and (d) improved pricing. Although management is unable to quantify the effect of each factor, management believes that, to the extent that the Company continues to experience a fundamental shift in its payor mix, this expense is likely to remain at higher levels than in past years. The Company is

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

taking a series of actions to mitigate these recent increases in bad debt expense, including the creation of a corporate-level department combining all patient billing and account collection activities in order to improve collection of receivables, accelerate payments from managed care payors, standardize and improve billing systems and develop best practices in the patient admission and registration process. The Company is also strengthening its business office operations, including admitting, medical records and coding, and the recruitment, training and compensation of business office staff. In certain markets, the Company is setting up dedicated managed care collection units to focus on problem accounts and payors and the highly complex claim payment terms in managed care contracts. In addition, the Company has recently resorted to arbitration and litigation in its efforts to settle long-outstanding past due accounts with certain managed care companies.

     Other operating expenses as a percentage of net operating revenues were 22.0% for the quarter ended August 31, 1998 and 21.7% for the quarter ended August 31, 1999. The decline is due to improved cost controls.

     Depreciation and amortization expense as a percentage of net operating revenues was 5.0% in the quarter ended August 31, 1998, and 4.7% in the current quarter. The impact of the impairment charges recorded at May 31, 1999 and the suspension of depreciation and amortization on assets held for sale accounts for most of the decline.

     Interest expense, net of capitalized interest, was $119 million in the quarter ended August 31, 1998 and $124 million in the current quarter. The increase is primarily due to increased borrowings for acquisitions and working capital increases, offset by the effect of interest rate reductions during these periods.

     Taxes on income as a percentage of income before income taxes were 38.3% for the three months ended August 31, 1998 and 38.8% in the current quarter, which is in line with the Company's expectations for fiscal 2000.

         In April 1999, the Company, as part of the strategic initiatives noted above to improve operations, announced a plan to sell approximately 20 hospitals that do not fit the Company's strategic profile. The Company sold four of these hospitals in September 1999 for $177 million in cash and has reached a definitive agreement with another buyer to sell ten more. This transaction is expected to close before November 30, 1999. The cash proceeds from sales of these 14 hospitals will be used to reduce long-term debt. Discussions are continuing with various other parties to sell the other six hospitals before May 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity for the three months ended August 31, 1999 was derived primarily from the proceeds of borrowings under its unsecured revolving bank credit agreement (the "Credit Agreement") and net cash provided by operating activities. Net cash provided by operating activities for the three months ended August 31, 1998 was $49 million before net expenditures of $8 million for discontinued operations, merger, impairment and other unusual charges. Net cash provided by operating activities for the three months ended August 31, 1999 was $30 million before $18 million in expenditures for such charges.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     Management believes that future cash provided by recurring operating activities, the availability of credit under the Credit Agreement, the sale of assets and, depending on capital market conditions and to the extent permitted by the restrictive covenants of the Credit Agreement and the indentures governing the Company's senior and senior subordinated notes, other borrowings or the sale of equity securities should be adequate to meet known debt service requirements and to finance planned capital expenditures, acquisitions and other presently known operating needs over the next three years. The Company expects to refinance the Credit Agreement on or before its January 31, 2002 maturity date.

     Proceeds from net borrowings under the Credit Agreement were $135 million during the three months ended August 31, 1999 compared to $173 million in the prior-year period. Payments of other long-term debt in the August 31, 1999 quarter were $5 million.

     Cash payments for property and equipment were $138 million in the three months ended August 31, 1999, compared to $107 million in the corresponding prior year three-month period. The Company expects to spend approximately $400 - $500 million annually on capital expenditures, before any significant acquisitions of facilities and other health care operations and before an estimated $178 million in remaining commitments to fund the construction of two new hospitals over the next two years. Such capital expenditures primarily relate to the development of integrated health care systems in selected geographic areas, design and construction of new buildings, expansion and renovation of existing facilities, equipment and systems additions and replacements, introduction of new medical technologies and various other capital improvements.

     The Company's strategy continues to include the prudent development of integrated health care delivery systems, including the possible acquisition of general hospitals and related ancillary health care businesses or joining with others to develop integrated health care delivery networks. In addition, as previously discussed herein, the Company is reevaluating its employment and management relationships with physicians. All or portions of these activities may be financed by net cash provided by operating activities, the availability of credit under the Credit Agreement, the sale of assets and, depending on capital market conditions and to the extent permitted by the restrictive covenants of the Credit Agreement and the indentures governing the Company's senior and senior subordinated notes, other borrowings or the sale of equity securities. The Company's unused borrowing capacity under the Credit Agreement was $557 million as of September 30, 1999.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)



THE YEAR 2000 ISSUE

     The Company is continuing its six-phase Year 2000 compliance program. The first phase of the program, conducting an inventory of systems and programs that may be affected by the Year 2000 issue, the second phase, assessment of how the Year 2000 issue may affect each piece of equipment and system and the third phase, planning corrections of any problems discovered, have been completed for both its information technology systems ("IT Systems") and for its non-IT Systems such as bio-medical equipment ("Non-IT Items"). Phases four through six (executing the plans developed, testing the corrections and implementing the corrections across all of the Company's systems and programs) are substantially complete except for the 12 general hospitals and related operations that were acquired in fiscal year 1999, for which these phases should be substantially completed by October 31, 1999, and for those hospitals in the process of being sold, with respect to which remediation is being conducted in accordance with the terms of each sales agreement.

     The Company estimates that its total cost for addressing all Year 2000 issues will be less than $100 million, substantially all of which has been or will be accounted for as capital expenditures. The Company has incurred costs in connection with its Year 2000 compliance program of approximately $80 million through September 30, 1999. This amount and the estimated total cost do not include internal salaries and other internal costs of the Year 2000 compliance program. The Company cautions that its estimate is based on the information available to the Company at this time. As the Company finalizes its evaluation of its Year 2000 issues, its estimate of the costs it may incur may change. Although the total cost of the Company's Year 2000 compliance program is presently not expected to have a material adverse effect on its operations, liquidity or financial condition, many factors, such as the number of pieces of equipment and systems with Year 2000 issues and the cost of replacing equipment or systems that cannot be brought into compliance or with respect to which it is more cost-effective in the long run to replace or take out of service, are not fully known at this time and could have an aggregate material impact on the Company's estimate.

     The Company is continuing to develop contingency plans to address any Year 2000 issues that may arise. Since any piece of equipment that is not Year 2000 compliant will be made compliant, replaced or taken out of service, the Company does not expect the Year 2000 issue to have an adverse impact on patient care. Furthermore, the Company has developed, or is developing, a back-up plan for each piece of critical equipment in case it unexpectedly fails. Many contingency plans already are in place since contingency plans are required in order for a hospital to obtain and retain its license. The Company's contingency plans also include addressing third parties' Year 2000 issues that may arise. Examples include (i) making certain that each hospital's back-up power generator is operational if there is a power failure, (ii) if the Company does not receive assurance that delivery of key medical supplies will not be interrupted by Year 2000 issues, the Company will identify reliable alternative sources for those supplies or will make appropriate alternative arrangements, and (iii) if regular payments from a principal payor might be adversely affected by Year 2000 issues, the Company will endeavor to negotiate an alternative payment system.

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

     The ongoing challenge facing the Company and the health care industry as a whole is to continue to provide quality patient care in an environment of rising costs, strong competition for patients and a general reduction of payment rates by government and other payors. Because of national, state and private industry efforts to reform health care delivery and payment systems, the health care industry as a whole faces increased uncertainty. The Company is unable to predict whether any other health care legislation at the federal and/or state level will be passed in the future and what action it may take in response to such legislation, but it continues to monitor all proposed legislation and analyze its potential impact in order to formulate its future business strategies.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words believes, anticipates, expects, will, may, might, should, estimates, appears, and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; industry capacity; demographic changes; existing laws and government regulations and changes in, or the failure to comply with, laws and governmental regulations; legislative proposals for health

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

care reform; the ability to enter into managed care provider arrangements on acceptable terms; a shift from fee-for-service payment to capitated and other risk-based payment systems; changes in Medicare and Medicaid reimbursement levels; liability and other claims asserted against the Company; competition; the loss of any significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care; changes in business strategy or development plans; the ability to attract and retain qualified personnel, including physicians; the significant indebtedness of the Company; the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities; and the impact of the Year 2000 issues. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

     Material Developments in Previously Reported Legal Proceedings:

     In the most recent quarter the Company successfully defended two cases involving five plaintiffs in Texas. These cases arose from the previously reported litigation involving the Company's discontinued psychiatric business. The Company believes that these victories as well as previous defense verdicts support its strategy to continue to vigorously defend against this type of litigation.

Items 2, 3,4 and 5 are not applicable.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  (10)ii Third Amended and Restated 1995 Employee Stock Purchase Plan (incorporated by reference to Appendix A to Proxy Statement dated August 27, 1999, for the Registrant's 1999 Annual Meeting of Shareholders).

                  (27.1) Financial Data Schedule for the three months ended August 31, 1999 (included only in the EDGAR filing).

         (b)      Reports on Form 8-K

                  (i) Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 24, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TENET HEALTHCARE CORPORATION
                                               (Registrant)

Date: October 15, 1999                       /s/ TREVOR FETTER
                            ---------------------------------------------------

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