Form 10-Q
period 1999-11-30
TENET HEALTHCARE CORP
filed 2000-01-14
CIK 70318

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

                         FOR THE QUARTERLY PERIOD ENDED
                               NOVEMBER 30, 1999.

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ... to ...
                          Commission file number 1-7293
--------------------------------------------------------------------------------
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

                      ------------------------------------


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS: YES X   NO
                                   -----  ----

     AS OF DECEMBER 31, 1999 THERE WERE 311,933,486 SHARES OF $0.075 PAR VALUE COMMON STOCK OUTSTANDING.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

TENET HEALTHCARE CORPORATION
--------------------------------------------------------------------------------

                                                                                                              PAGE
                                                                                                              ----
PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets
                  as of May 31, 1999 and November 30, 1999................................................     2

              Condensed Consolidated Statements of Income
                  for the Three Months and Six Months ended November 30, 1998 and 1999....................     4

              Condensed Consolidated Statements of Comprehensive Income
                  for the Six Months ended November 30, 1998 and 1999.....................................     5

              Condensed Consolidated Statements of Cash Flows
                  for the Six Months ended November 30, 1998 and 1999.....................................     6

              Notes to Condensed Consolidated Financial Statements........................................     7

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...............................................................        12


PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings.......................................................................    19
Item 4.           Submission of Matters to a Vote of Security Holders ....................................    19
Item 6.           Exhibits and Reports on Form 8-K........................................................    20
Signature.................................................................................................    21



------------------

NOTE: ITEM 3 OF PART I AND ITEMS 2, 3 AND 5 OF PART II ARE OMITTED BECAUSE THEY ARE NOT APPLICABLE.

CONDENSED CONSOLIDATED BALANCE SHEETS               TENET HEALTHCARE CORPORATION
--------------------------------------------------------------------------------


                                                                                     MAY 31,         NOVEMBER 30,
                                                                                      1999               1999
                                                                                -----------------  -----------------
                                                                                           (IN MILLIONS)
------------------------------------------------------------------------------
                                    ASSETS
------------------------------------------------------------------------------

Current assets:
     Cash and cash equivalents................................................  $              29  $              31
     Short-term investments in debt securities................................                130                123
     Accounts receivable, less allowance for doubtful accounts ($287 at May
         31 and $293 at November 30)..........................................              2,318              2,468
     Inventories of supplies, at cost.........................................                221                218
     Deferred income taxes....................................................                196                126
     Assets held for sale, at the lower of carrying value or fair value less
         estimated costs to sell..............................................                655                165
     Other current assets.....................................................                413                387
                                                                                -----------------  -----------------
              Total current assets............................................              3,962              3,518
                                                                                -----------------  -----------------

Investments and other assets..................................................                569                546

Property and equipment, at cost...............................................              7,703              7,895
     Less accumulated depreciation and amortization...........................              1,864              2,052
                                                                                -----------------  -----------------
     Net property and equipment...............................................              5,839              5,843
                                                                                -----------------  -----------------

Intangible assets, at cost less accumulated amortization
     ($409 at May 31 and $458 at November 30).................................              3,401              3,368
                                                                                -----------------  -----------------
                                                                                $          13,771  $          13,275
                                                                                -----------------  -----------------
                                                                                -----------------  -----------------



                SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
              FINANCIAL STATEMENTS AND MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

TENET HEALTHCARE CORPORATION               CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                 MAY 31,         NOVEMBER 30,
                                                                                  1999               1999
                                                                            -----------------  -----------------
                                                                                       (IN MILLIONS)
--------------------------------------------------------------------------
                   LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------

Current liabilities:
     Current portion of long-term debt....................................  $              45  $              36
     Accounts payable.....................................................                713                605
     Employee compensation and benefits...................................                390                327
     Accrued interest payable.............................................                163                154
     Other current liabilities............................................                711                803
                                                                            -----------------  -----------------
              Total current liabilities...................................              2,022              1,925
                                                                            -----------------  -----------------

Long-term debt, net of current portion....................................              6,391              5,780
Other long-term liabilities and minority interests........................              1,048              1,054
Deferred income taxes.....................................................                440                427

Shareholders' equity:
     Common stock, $0.075 par value; authorized 700,000,000 shares;
         314,778,323 shares issued at May 31 and 315,588,851 shares
         issued at November 30............................................                 24                 24
     Other shareholders' equity...........................................              3,916              4,135
     Less common stock in treasury, at cost, 3,754,708 shares ............                (70)               (70)
                                                                            -----------------  -----------------
              Total shareholders' equity..................................              3,870              4,089
                                                                            -----------------  -----------------
                                                                            $          13,771  $          13,275
                                                                            -----------------  -----------------
                                                                            -----------------  -----------------



                SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
              FINANCIAL STATEMENTS AND MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME         TENET HEALTHCARE CORPORATION
--------------------------------------------------------------------------------
THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 1998 AND 1999

                                                                       THREE MONTHS                  SIX MONTHS
                                                               ----------------------------  ---------------------------
                                                                    1998          1999           1998          1999
                                                               -------------- -------------  ------------- -------------
                                                               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AND SHARE AMOUNTS)

Net operating revenues........................................ $        2,563 $       2,780  $       5,116 $       5,653
                                                               -------------- -------------  ------------- -------------
Operating expenses:
     Salaries and benefits....................................          1,039         1,110          2,057         2,271
     Supplies.................................................            351           387            701           794
     Provision for doubtful accounts..........................            184           210            343           433
     Other operating expenses.................................            538           604          1,099         1,229
     Depreciation.............................................            102           102            198           204
     Amortization.............................................             32            30             63            62
                                                               -------------- -------------  ------------- -------------
Operating income..............................................            317           337            655           660
                                                               -------------- -------------  ------------- -------------
Interest expense, net of capitalized portion..................           (119)         (120)          (238)         (244)
Investment earnings...........................................              6             6             13            11
Minority interests in income of consolidated subsidiaries.....             (1)           (5)            (5)          (10)
Gains on sales of facilities and long-term investments........             --            58             --            68
                                                               -------------- -------------  ------------- -------------
Income before income taxes and cumulative effect of
     accounting change........................................            203           276            425           485
Taxes on income...............................................            (78)         (141)          (163)         (222)
                                                               -------------- -------------  ------------- -------------
Income before cumulative effect of accounting change..........            125           135            262           263
Cumulative effect of accounting change, net of taxes..........             --            --             --           (19)
                                                               -------------- -------------  ------------- -------------
Net income.................................................... $          125 $         135  $         262 $         244
                                                               -------------- -------------  ------------- -------------
                                                               -------------- -------------  ------------- -------------
Basic earnings (loss) per share:
     Income before cumulative effect of accounting change..... $         0.40 $        0.43  $        0.84 $        0.84
     Cumulative effect of accounting change...................      --             --             --       $       (0.06)
     Net income............................................... $         0.40 $        0.43  $        0.84 $        0.78
Diluted earnings (loss) per share:
     Income before cumulative effect of accounting change..... $         0.40 $        0.43  $        0.84 $        0.84
     Cumulative effect of accounting change...................      --             --             --       $       (0.06)
     Net income............................................... $         0.40 $        0.43  $        0.84 $        0.78
Weighted average shares and dilutive securities outstanding
     (in thousands):
     Basic....................................................        309,803       311,512        309,602       311,331
     Diluted..................................................        313,935       313,745        313,799       313,483



                SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
              FINANCIAL STATEMENTS AND MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                                          CONDENSED CONSOLIDATED
TENET HEALTHCARE CORPORATION                  STATEMENTS OF COMPREHENSIVE INCOME
--------------------------------------------------------------------------------
                                     SIX MONTHS ENDED NOVEMBER 30, 1998 AND 1999

                                                                                              1998           1999
                                                                                          ------------- --------------
                                                                                                 (IN MILLIONS)
Net income .............................................................................  $         262 $          244
                                                                                          ------------- --------------
Other comprehensive income (loss):
     Foreign currency translation adjustments..........................................              12             (6)
     Unrealized net holding gains (losses) arising during period on securities held as
         available for sale.............................................................             28            (49)
     Less reclassification adjustment for realized gains included in net income ........             --             (4)
                                                                                          ------------- --------------
     Other comprehensive income (loss) before income taxes..............................             40            (59)
     Income tax (expense) benefit related to items of other comprehensive income........            (15)            22
                                                                                          ------------- --------------
     Other comprehensive income (loss)..................................................             25            (37)
                                                                                          ------------- --------------
Comprehensive income....................................................................  $         287 $          207
                                                                                          ------------- --------------
                                                                                          ------------- --------------



                SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
              FINANCIAL STATEMENTS AND MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS     TENET HEALTHCARE CORPORATION
--------------------------------------------------------------------------------
SIX MONTHS ENDED NOVEMBER 30, 1998 AND 1999

                                                                                              1998           1999
                                                                                          ------------- --------------
                                                                                                 (IN MILLIONS)
Net cash provided by operating activities...............................................  $         297 $          325
                                                                                          ------------- --------------

Cash flows from investing activities:
     Proceeds from sales of facilities and other assets.................................              4            643
     Purchases of property and equipment................................................           (241)          (264)
     Purchases of businesses, net of cash acquired. ....................................           (446)           (38)
     Other items........................................................................            (64)           (34)
                                                                                          ------------- --------------
         Net cash provided by (used in) investing activities............................           (747)           307
                                                                                          ------------- --------------

Cash flows from financing activities:
     Proceeds from borrowings...........................................................          2,118            802
     Repayments of borrowings...........................................................         (1,667)        (1,430)
     Other items........................................................................              8             (2)
                                                                                          ------------- --------------
         Net cash provided by (used in) financing activities............................            459           (630)
                                                                                          ------------- --------------

Net increase in cash and cash equivalents...............................................              9              2
Cash and cash equivalents at beginning of period........................................             23             29
                                                                                          ------------- --------------
Cash and cash equivalents at end of period..............................................  $          32 $           31
                                                                                          ------------- --------------
                                                                                          ------------- --------------
Supplemental disclosures:
     Interest paid, net of amounts capitalized..........................................  $         177 $          246
     Income taxes paid, net of refunds received.........................................            (30)            41



                SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
              FINANCIAL STATEMENTS AND MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                                            NOTES TO CONDENSED
TENET HEALTHCARE CORPORATION                  CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

2. On June 1, 1999, the Company changed its method of accounting for start-up costs to expense such costs as incurred in accordance with Statement of Position 98-5, published by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The adoption of the Statement resulted in the write-off of previously capitalized start-up costs as of May 31, 1999 in the amount of $19 million, net of tax benefit, which amount is shown in the accompanying consolidated condensed statement of income for the six months ended November 30, 1999 as a cumulative effect of an accounting change.

3. During the six months ended November 30, 1999, the Company sold 16 general hospitals, three skilled nursing facilities and certain other assets for $643 million in cash and $9 million in notes. Also, the Company did not renew an expiring lease for a 49-bed hospital in Tennessee. The net gain on the sales of the above facilities amounted to $64 million. In addition, the Company sold a long-term investment for a realized gain of $4 million. The hospital sales were part of the Company's plan to sell or close certain non-strategic hospitals in order to streamline its organization by concentrating on markets where it already has a strong presence. In December 1999, the Company acquired a 222-bed acute care hospital in Poplar Bluff, Missouri for $46 million in a transaction accounted for as a purchase and sold a 120-bed hospital in Tucson, Arizona.

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS                  TENET HEALTHCARE CORPORATION
-------------------------------------------------------------------------------

4. There have been no material changes to the description of professional and general liability insurance set forth in Note 9A or significant legal proceedings set forth in Note 9B of Notes to Consolidated Financial Statements of Tenet for its fiscal year ended May 31, 1999, and the Company's Quarterly Report on Form 10-Q for the period ended August 31, 1999.

5. The table below provides a reconciliation between net income and net cash provided by operating activities for the six months ended November 30, 1998 and 1999:

                                                                                          1998          1999
                                                                                     -------------- -------------
                                                                                            (IN MILLIONS)
Net income ......................................................................... $          262 $         244
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .................................................            261           266
     Provision for doubtful accounts ...............................................            343           433
     Deferred income taxes .........................................................             41            20
     Gains on sales of facilities and long-term investments ......................               --           (68)
     Other items ...................................................................             12            35
     Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of businesses:
         Accounts receivable .......................................................           (640)         (588)
         Inventories and other current assets ......................................            (37)          (27)
         Income taxes payable ......................................................            113           161
         Accounts payable, accrued expenses and other current liabilities ..........            (53)          (94)
         Other long-term liabilities ...............................................             15           (12)
     Net expenditures for discontinued operations, merger, impairment and other
         unusual charges ...........................................................            (20)          (45)
                                                                                     -------------- -------------
     Net cash provided by operating activities ..................................... $          297 $         325
                                                                                     -------------- -------------
                                                                                     -------------- -------------

                                                              NOTES TO CONDENSED
TENET HEALTHCARE CORPORATION                   CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




6. The following table presents a reconciliation of beginning and ending liability balances in connection with merger, impairment and restructuring charges recorded in fiscal 1997,1998 and 1999 by type of cost for the six-month period ended November 30, 1999 (in millions):

                                                                 BALANCES AT          CASH          OTHER     BALANCES AT
     RESERVES RELATED TO:                                        05/31/99 (1)      PAYMENTS       ITEM (2)    11/30/99 (1)
     -----------------------------------------------------    --------------- -------------  ------------- ---------------
     Estimated costs to sell or close hospitals and other
      facilities                                               $            30 $          (5) $          --  $           25
     Severance costs in connection with the implementation of
          hospital cost control programs, general overhead
          reduction plans and closure of home health agencies               19            (8)            --              11
     Lease cancellation and other exit costs..................              46           (17)            (9)             20
     Accruals for unfavorable lease commitments at six medical
          offices buildings...................................              20            (1)            --              19
     1997 merger..............................................               8            (2)            --               6
     Termination of physician contracts.......................               6            --             --               6
                                                               --------------- -------------  ------------- ---------------
          Total............................................... $           129  $        (33) $          (9) $           87
                                                               --------------- -------------  ------------- ---------------

(1) The above liability balances are included in other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets.
(2) The $9 million other item consists of an adjutment to a reserve at a hospital sold during the period and has been included in gains on sales of facilities and long-term investments.


     Cash payments to be applied against these accruals are expected to approximate $72 million in the remainder of fiscal 2000 and $15 million thereafter. There were no merger, impairment or restructuring charges in the six months ended November 30, 1999.

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS                   TENET HEALTHCARE CORPORATION
--------------------------------------------------------------------------------


7. The following is a reconciliation of the numerators and the denominators of the Company's basic and diluted earnings per share computations before the cumulative effect of an accounting change for the three months and six months ended November 30, 1998 and 1999. Income is expressed in millions and weighted average shares are expressed in thousands:

                                                   1998                                        1999
                                  ---------------------------------------     ---------------------------------------
                                                      WEIGHTED                                    WEIGHTED
                                        INCOME  AVERAGE SHARES  PER-SHARE          INCOME   AVERAGE SHARES  PER-SHARE
          THREE MONTHS             (NUMERATOR)   (DENOMINATOR)     AMOUNT     (NUMERATOR)    (DENOMINATOR)     AMOUNT
--------------------------------- ------------ ---------------  ---------     -----------  --------------- ----------
Basic earnings per share:
   Income available to common
     shareholders................ $        125         309,803  $       0.40  $       135          311,512 $      0.43
                                                                ------------                               -----------
   Effect of dilutive stock
     options and warrants (1) ...           --           4,132                         --            2,233
                                  ------------ ---------------                -----------  ---------------
Diluted earnings per share:
   Income available to common
     shareholders................ $        125         313,935  $       0.40  $       135          313,745 $     0.43
                                  ------------ ---------------  ---------  -- -----------  --------------- ----------

(1) Outstanding options to purchase 7,797,209 and 21,337,951 shares of common stock were not included in the computation of diluted earnings per share for the three-month periods ended November 30, 1998 and 1999, respectively, because the options' exercise prices were greater than the average market price of the common stock.

                                                   1998                                        1999
                                  ---------------------------------------     ---------------------------------------
                                                      WEIGHTED                                    WEIGHTED
                                        INCOME  AVERAGE SHARES  PER-SHARE          INCOME   AVERAGE SHARES  PER-SHARE
           SIX MONTHS              (NUMERATOR)   (DENOMINATOR)     AMOUNT     (NUMERATOR)    (DENOMINATOR)     AMOUNT
--------------------------------- ------------ ---------------  ---------     -----------  --------------- ----------
Basic earnings per share:
   Income available to common
     shareholders................ $        262         309,602  $    0.84    $        263          311,331 $      0.84
                                                                ---------                                  ----------
   Effect of dilutive stock options
     and warrants (1) ...........           --           4,197                         --            2,152
                                  ------------ ---------------                -----------  ---------------
Diluted earnings per share:
   Income available to common
     shareholders................ $        262         313,799  $    0.84    $        263          313,483 $      0.84
                                  ------------ ---------------  ---------     -----------  --------------- ----------

(1) Outstanding options to purchase 7,800,784 and 22,229,724 shares of common stock were not included in the computation of diluted earnings per share for the six-month periods ended November 30, 1998 and 1999, respectively, because the options' exercise prices were greater than the average market price of the common stock.

                                                              NOTES TO CONDENSED
TENET HEALTHCARE CORPORATION                   CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8. The following table sets forth the tax effects allocated to each component of other comprehensive income for the six months ended November 30, 1998 and 1999:

                                                                1998                               1999
                                                   -------------------------------    ------------------------------
                                                      BEFORE-        TAX                BEFORE-        TAX
                                                          TAX  (EXPENSE) NET-OF-TAX         TAX  (EXPENSE) NET-OF-TAX
                                                       AMOUNT OR BENEFIT     AMOUNT      AMOUNT OR BENEFIT    AMOUNT
                                                   ---------- ---------- ----------    --------- ---------- ---------
                                                                             (IN MILLIONS)
Foreign currency translation adjustment............$       12 $       (5) $      7    $      (6) $       2 $      (4)
Unrealized holding gains (losses) on securities....        28        (10)       18          (49)        19       (30)
Reclassification adjustments.......................        --         --        --           (4)         1        (3)
                                                   ---------- ---------- ----------    --------- ---------- ---------
Other comprehensive income (loss)..................$       40 $      (15) $     25    $     (59) $      22 $     (37)
                                                   ---------- -------------------- -- --------- ---------- ---------

     The following table sets forth the accumulated other comprehensive income balances, by component, as of November 30, 1998 and 1999:

                                                     1998                                    1999
                                    --------------------------------------  ------------------------------------------
                                                               ACCUMULATED      FOREIGN      UNREALIZED    ACCUMULATED
                                        FOREIGN  UNREALIZED          OTHER     CURRENCY           GAINS          OTHER
                                       CURRENCY    GAINS ON  COMPREHENSIVE        ITEMS     (LOSSES) ON  COMPREHENSIVE
                                          ITEMS  SECURITIES         INCOME               SECURITIES (1)         INCOME
                                    ----------------------------------------------------------------------------------
                                                                    (IN MILLIONS)
Beginning balance...................  $      --  $       50 $           50  $        --  $        77     $       77
Current-period change...............          7          18             25           (4)         (33)           (37)
                                    ----------------------------------------------------------------------------------
Ending balance......................  $       7  $       68 $           75  $        (4) $        44     $       40
                                    ----------------------------------------------------------------------------------

(1) The 1999 unrealized losses on securities includes a $4 million reclassification adjustment for realized gains included in net income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS       TENET HEALTHCARE CORPORATION
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

Income before income taxes and cumulative effect of accounting change was $203 million in the quarter ended November 30, 1998 and $276 million in the quarter ended November 30, 1999. For the six-month periods ended November 30, 1998 and 1999, income before income taxes and cumulative effect of accounting change was $425 million and $485 million, respectively. The 1999 quarter and six-month period include pretax gains on sales of facilities and long-term investments of $58 million and $68 million, respectively.

Results of operations for the quarter and six months ended November 30, 1999 include the operations of eight general hospitals acquired in November 1998, one in December 1998 and two in March 1999 and exclude, from the dates of sale or closure, the operations of 18 general hospitals and certain other facilities sold or closed since November 30, 1998. The following are summaries of consolidated operations for the three months and six months ended November 30, 1998 and 1999:

                                                                           THREE MONTHS ENDED NOVEMBER 30,
                                                               ----------------------------------------------------------
                                                                    1998          1999          1998          1999
                                                               ----------------------------------------------------------
                                                                      (IN MILLIONS)         (% OF NET OPERATING REVENUES)
Net operating revenues:
     Domestic general hospitals............................... $        2,340 $       2,580            91.3%         92.8%
     Other operations ........................................            223           200             8.7%          7.2%
                                                               ----------------------------------------------------------
Net operating revenues........................................          2,563         2,780           100.0%        100.0%
                                                               ----------------------------------------------------------
Operating expenses:
     Salaries and benefits....................................         (1,039)       (1,110)           40.5%         39.9%
     Supplies.................................................           (351)         (387)           13.7%         13.9%
     Provision for doubtful accounts..........................           (184)         (210)            7.2%          7.6%
     Other operating expenses.................................           (538)         (604)           21.0%         21.7%
     Depreciation.............................................           (102)         (102)            4.0%          3.7%
     Amortization.............................................            (32)          (30)            1.2%          1.1%
                                                               ----------------------------------------------------------
Operating income.............................................. $          317 $         337            12.4%         12.1%
                                                               ----------------------------------------------------------
                                                               ----------------------------------------------------------

                                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
TENET HEALTHCARE CORPORATION       FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                            SIX MONTHS ENDED NOVEMBER 30,
                                                               ----------------------------------------------------------
                                                                    1998          1999          1998          1999
                                                               ----------------------------------------------------------
                                                                      (IN MILLIONS)         (% OF NET OPERATING REVENUES)
Net operating revenues:
     Domestic general hospitals............................... $        4,653 $       5,247            91.0%         92.8%
     Other operations ........................................            463           406             9.0%          7.2%
                                                               ----------------------------------------------------------
Net operating revenues........................................          5,116         5,653           100.0%        100.0%
                                                               ----------------------------------------------------------
Operating expenses:
     Salaries and benefits....................................         (2,057)       (2,271)           40.2%         40.2%
     Supplies.................................................           (701)         (794)           13.7%         14.0%
     Provision for doubtful accounts..........................           (343)         (433)            6.7%          7.7%
     Other operating expenses.................................         (1,099)       (1,229)           21.5%         21.7%
     Depreciation.............................................           (198)         (204)            3.9%          3.6%
     Amortization.............................................            (63)          (62)            1.2%          1.1%
                                                               ----------------------------------------------------------
Operating income.............................................. $          655 $         660            12.8%         11.7%
                                                               ----------------------------------------------------------
                                                               ----------------------------------------------------------

Net operating revenues of other operations in the tables above consist primarily of revenues from: (i) physician practices, (ii) rehabilitation hospitals, long-term care facilities, psychiatric and specialty hospitals that are located on or near the same campuses as the Company's general hospitals; (iii) the Company's hospital in Barcelona, Spain; (iv) health care joint ventures operated by the Company; (v) subsidiaries of the Company offering managed care and indemnity products; and (vi) equity in the earnings of unconsolidated affiliates.

The table below sets forth certain selected historical operating statistics for the Company's domestic general hospitals:

                                           THREE MONTHS ENDED NOVEMBER 30,             SIX MONTHS ENDED NOVEMBER 30,
                                       -----------------------------------------  ----------------------------------------
                                                                       INCREASE                                  INCREASE
                                               1998          1999     (DECREASE)          1998          1999    (DECREASE)
                                       ------------  ------------ --------------  ------------  ------------ -------------
Number of hospitals (at end of period)          128           113          (15)*           128           113          (15)*
Licensed beds (at end of period).....        30,410        27,625         (9.2)%        30,410        27,625         (9.2)%
Net inpatient revenues (in millions).  $      1,538  $      1,700         10.5%  $       3,012  $      3,403         13.0%
Net outpatient revenues (in millions)  $        755  $        823          9.0%  $       1,541  $      1,725         11.9%
Admissions...........................       221,499       227,647          2.8%        440,666       467,025          6.0%
Equivalent admissions................       322,035       329,667          2.4%        644,834       683,378          6.0%
Average length of stay (days)........           5.1           5.2          0.1*            5.1           5.2          0.1*
Patient days.........................     1,136,595     1,184,765          4.2%      2,249,910     2,408,203          7.0%
Equivalent patient days..............     1,638,011     1,695,214          3.5%      3,262,052     3,482,930          6.8%
Net inpatient revenue per patient day  $      1,353  $      1,435          6.1%  $       1,339  $      1,413          5.5%
Net inpatient revenue per admission..  $      6,944  $      7,468          7.5%  $       6,835  $      7,287          6.6%
Utilization of licensed beds.........         43.8%         44.7%          0.9%*          43.5%         43.9%         0.4%*
Outpatient visits....................     2,326,712     2,289,819         (1.6)%     4,747,340     4,758,646          0.2%

*    The change is the difference between 1998 and 1999 amounts shown.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS       TENET HEALTHCARE CORPORATION
--------------------------------------------------------------------------------


The table below sets forth certain selected operating statistics for the Company's domestic general hospitals on a same-store basis:

                                           THREE MONTHS ENDED NOVEMBER 30,             SIX MONTHS ENDED NOVEMBER 30,
                                       -----------------------------------------  ----------------------------------------
                                                                       INCREASE                                   INCREASE
                                               1998          1999    (DECREASE)           1998          1999    (DECREASE)
                                       ------------  ------------ --------------  ------------  ------------ -------------
Average licensed beds................        22,895        22,715         (0.8)%        24,456        24,279         (0.7)%
Patient days.........................     1,024,663     1,045,562          2.0%      2,106,681     2,130,628          1.1%
Net inpatient revenue per patient day  $      1,375  $      1,429          3.9%   $      1,352  $      1,409          4.2%
Admissions...........................       198,756       201,100          1.2%        411,847       415,374          0.9%
Net inpatient revenue per admission..  $      7,089  $      7,431          4.8%   $      6,918  $      7,229          4.5%
Outpatient visits....................     2,043,167     1,965,127         (3.8)%     4,401,646     4,163,381         (5.4)%
Average length of stay (days)........           5.2           5.2           --             5.1           5.1           --

The table below sets forth the sources of net patient revenues for the Company's domestic general hospitals for the three- and six-month periods ended November 30, 1998 and 1999, expressed as percentages of net patient revenues from all sources:

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                     NOVEMBER 30,            NOVEMBER 30,
                                               ------------------------ -----------------------
                                                  1998         1999        1998         1999
                                               -----------  ----------- -----------  ----------
Medicare .....................................       33.8%        31.6%       34.5%       32.1%
Medicaid .....................................        9.8%         8.3%        9.4%        8.1%
Managed care .................................       37.0%        41.9%       36.4%       40.9%
Indemnity and other ..........................       19.4%        18.2%       19.7%       18.9%

Changes in Medicare payments mandated by the Balanced Budget Act of 1997 (the "BBA"), which became effective October 1, 1997, as well as certain changes to various states' Medicaid programs, have significantly reduced revenues and earnings during the periods presented herein and will continue to reduce revenues and earnings as these changes are phased in over the next year and a half. The most significant changes were phased in by October 1, 1998. Recent legislation will mitigate some of these changes, but not significantly.

Pressures to control health care costs and a shift from traditional Medicare to Medicare managed care plans after the BBA was enacted have resulted in an increase in the number of patients whose health care coverage is provided under managed care plans. The Company generally receives lower payments per patient from managed care payors than it does from traditional indemnity insurers. However, one of the most significant trends in the quarter ended November 30, 1999 was the improvement in net inpatient revenue per admission. On a total store basis, this statistic increased 7.5% and, on a same-store basis, it increased by 4.8%, the largest periodic increases in recent years. While increases in any quarter will vary, there now appears to be an upward trend that the Company expects will continue. The pricing environment for managed care and other non-government payors has improved and the Company expects continuing

                                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
TENET HEALTHCARE CORPORATION       FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

benefits as it renegotiates and renews contracts with improved terms and as it continues to terminate capitated arrangements with managed care payors and employers. In most of the large markets served by the Company, capitation arrangements generally have been disappointing to both physicians and hospitals.

To address all the changes impacting the health care industry, while continuing to provide quality care to patients, the Company has implemented strategies to reduce inefficiencies, create synergies, obtain additional business and control costs. In the past 12 months, such strategies have included hospital cost-control programs and overhead reduction plans and the enhancement of integrated health care delivery systems. In certain markets, for example, the Company has outsourced services such as housekeeping, laundry, dietary and plant maintenance. The Company has achieved significant cost savings and is now applying this strategy to its other hospitals, the benefits of which are expected to occur in the second half of this fiscal year. Further consolidations and implementation of additional cost-control programs and other operating efficiencies may be undertaken in the future.

Net operating revenues from the Company's other operations were $223 million for the quarter ended November 30, 1998, compared to $200 million for the current quarter. The decrease is primarily the result of disposals of certain physician practices.

The Company has employed or entered into management agreements with physicians in most of its markets. These agreements generally have not been profitable for the Company. The Company is in the process of reevaluating its physician contract strategy and is developing plans to either terminate or allow a significant number of its existing contracts to expire over the next two or three years. The Company expects to incur significant charges beginning in the third quarter of fiscal 2000 as these plans are executed. Such charges might require significant cash outlays as contract settlements with physicians and physician groups are executed. The future benefits of such a strategy could be significant, but would not likely occur until fiscal 2001 and beyond.

Salaries and benefits expense as a percentage of net operating revenues was 40.5% in the quarter ended November 30, 1998 and 39.9% in the current quarter. This decrease is primarily the result of continuing cost control measures and the outsourcing of certain hospital services.

Supplies expense as a percentage of net operating revenues was 13.7% in the quarter ended November 30, 1998 and 13.9% in the current quarter. The increase primarily was due to greater patient acuity, higher supplies expenses at the recently acquired hospitals, and higher prices for new products. The Company continues to focus on reducing supplies expense by developing and expanding programs designed to improve the purchasing and utilization of supplies.

The provision for doubtful accounts as a percentage of net operating revenues was 7.6% in the current quarter compared to 7.2% for the quarter ended November 30, 1998. It was 7.8% in the quarter ended August 31, 1999. Management believes the rise in bad debts is generally attributable to a number of factors, including (a) the continuing shift of business from traditional Medicare to managed care, (b) a rise in the volume of care provided to uninsured patients in certain of the Company's hospitals, (c) delays in

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS       TENET HEALTHCARE CORPORATION
--------------------------------------------------------------------------------


payment and denial of claims by managed care payors, and (d) price increases. Although management is unable to quantify the effect of each factor, management believes that, to the extent that the Company continues to experience a fundamental shift in its payor mix, this expense is likely to remain at higher levels than in past years. The Company has taken a series of actions to mitigate these recent increases in bad debt expense, including the creation of a corporate-level department combining all patient billing and account collection activities in order to improve collection of receivables, accelerate payments from managed care payors, standardize and improve billing systems and develop best practices in the patient admission and registration process. The Company is also strengthening its business office operations, including admitting, medical records and coding, and the recruitment, training and compensation of business office staff. In certain markets, the Company has set up dedicated managed care collection units to focus on problem accounts and payors and the highly complex claim payment terms in managed care contracts. In addition, the Company has resorted to arbitration and litigation in its efforts to settle long-outstanding past due accounts with certain managed care companies.

Other operating expenses as a percentage of net operating revenues were 21.0% for the quarter ended November 30, 1998 and 21.7% for the quarter ended November 30, 1999. The increase is due to outsourcing of certain hospital services, which services were previously performed by employees and were reported as salaries and benefits, and higher costs at the recently acquired hospitals.

Taxes on income as a percentage of income before income taxes were 38.4% in the current quarter, excluding the effect of gains on sales of facilities and investments. Income taxes related to the $58 million gain on sales of facilities and investments in the current quarter were $57 million due to the effect of nondeductible goodwill for tax purposes included in the book basis of the assets sold.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity for the six months ended November 30, 1999 was derived primarily from the proceeds of borrowings under its unsecured revolving bank credit agreement (the "Credit Agreement"), sales of assets, and net cash provided by operating activities. Net cash provided by operating activities for the six months ended November 30, 1999 was $370 million before net expenditures of $45 million for discontinued operations, merger, impairment and other unusual charges. Net cash provided by operating activities for the six months ended November 30, 1998 was $317 million before $20 million in expenditures for such charges.

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

                                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
TENET HEALTHCARE CORPORATION       FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


During the six months ended November 30, 1999 the Company borrowed $802 million under its long-term credit agreement and repaid $1.4 billion. Payments of other long-term debt amounted to $17 million.

Cash payments for property and equipment were $264 million in the six months ended November 30, 1999 compared to $241 million in the corresponding prior year six-month period. The Company expects to spend approximately $400 - $500 million annually on capital expenditures, before any significant acquisitions of facilities and other health care operations and before an estimated $151 million in remaining commitments to fund the construction of two new hospitals over the next two years. Such capital expenditures primarily relate to the development of integrated health care systems in selected geographic areas, design and construction of new buildings, expansion and renovation of existing facilities, equipment and information systems additions and replacements, introduction of new medical technologies and various other capital improvements.

The Company's strategy continues to include the prudent development of integrated health care delivery systems, including the possible acquisition of general hospitals and related ancillary health care businesses or joining with others to develop integrated health care delivery networks. In addition, as previously discussed herein, the Company is reevaluating its employment and management relationships with physicians. All or portions of these activities can be financed by either net cash provided by operating activities, the availability of credit under the Credit Agreement, the sale of assets and, depending on capital market conditions and to the extent permitted by restrictive debt covenants, other borrowings or the sale of equity securities. The Company's unused borrowing capacity under the Credit Agreement was $1.2 billion as of December 31, 1999.

The Credit Agreement and the indentures governing the Company's senior and senior subordinated notes have, among other requirements, covenants with which the Company must comply. These covenants include, among other requirements, limitations on other borrowings, liens, investments, the sale of all or substantially all assets and prepayment of subordinated debt, a prohibition against the Company declaring or paying a dividend or purchasing its common stock, unless its senior long-term unsecured debt securities are rated BBB- or higher by Standard and Poors' Rating Services and Baa3 or higher by Moody's Investors Service, Inc., and covenants regarding maintenance of specified levels of net worth, debt ratios and fixed charge coverages. Current debt ratings on the Company's senior debt securities are BB+ by Standard and Poors and Ba1 by Moody's. The Company is in compliance with its loan covenants.

THE YEAR 2000 ISSUE

The Company has not experienced any significant adverse consequences as a result of the Year 2000 Issue. Its patient care equipment, other equipment and information technology systems performed satisfactorily as the calendar changed from December 31, 1999 to January 1, 2000. The Company estimates that its total cost for addressing all Year 2000 issues will be approximately $90 million, substantially all of which has been incurred as of December 31, 1999 and has been accounted for as capital expenditures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS       TENET HEALTHCARE CORPORATION
--------------------------------------------------------------------------------


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

The ongoing challenge facing the Company and the health care industry as a whole is to continue to provide quality patient care in an environment of rising costs, strong competition for patients and continued pressure on payment rates by government and other payors. Because of national, state and private industry efforts to reform health care delivery and payment systems, the health care industry as a whole faces increased uncertainty. The Company is unable to predict whether any other health care legislation at the federal and/or state level will be passed in the future and what action it may take in response to such legislation, but it continues to monitor all proposed legislation and analyze its potential impact in order to formulate its future business strategies.

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

TENET HEALTHCARE CORPORATION                                   OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1.        LEGAL PROCEEDINGS

     Material Developments in Previously Reported Legal Proceedings:

     There have been no material developments in the legal proceedings previously described in the Company's Annual Report on Form 10-K for its fiscal year ended May 31, 1999, and the Company's Quarterly Report on Form 10-Q for the period ended August 31, 1999.

ITEMS 2, 3 AND 5 ARE NOT APPLICABLE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held on October 6, 1999. The shareholders elected all of the Company's nominees for director. The shareholders approved three proposals: a proposal to amend the Employee Stock Purchase Plan; a non-binding shareholder proposal regarding declassification of the Board of Directors and a non-binding shareholder proposal to terminate the Company's shareholders rights plan. The shareholders also ratified the selection of KPMG LLP as the Company's independent auditors for the fiscal year ended May 31, 2000. The votes were as follows:

         1.       Election of Directors                           FOR             WITHHELD
                                                                  ---             --------
                  Bernice B. Bratter                          260,085,328        25,093,605
                  Michael H. Focht Sr.                        260,047,274        25,131,659
                  Lester B. Korn                              260,343,048        24,835,885
                  Floyd D. Loop, M.D.                         260,076,319        25,102,614

         2.       Proposal to amend the Employee Stock Purchase Plan:
                  For:                                           275,628,138
                  Against:                                         8,842,342
                  Abstaining:                                        708,453

         3.       Shareholder proposal regarding declassification of the Company's Board of Directors:
                  For:                                           163,346,307
                  Against:                                        99,455,258
                  Abstaining:                                      1,031,322

OTHER INFORMATION                                   TENET HEALTHCARE CORPORATION
--------------------------------------------------------------------------------


         4.       Shareholder proposal to terminate the Company's Shareholders Rights Plan:
                  For:                                           200,284,495
                  Against:                                        62,332,407
                  Abstaining:                                      1,215,985

         5.       Ratification of selection of KPMG LLP:
                  For:                                           284,255,560
                  Against:                                           376,790
                  Abstaining:                                        546,583


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

         (10)jj $2,800,000,000 Credit Agreement, dated as of January 30, 1997, as amended by Amendment No. 1, dated as of July 25, 1997, Amendment No. 2, dated as of March 16, 1999 and Amendment No. 3, dated as of October 1, 1999, among the Company, as Borrower, the Lenders, Managing Agents and Co-Agents party thereto, the Swingline Bank party thereto, the Bank of New York and the Bank of Nova Scotia, as Documentation Agents, Bank of America National Trust and Savings Association, as Syndication Agent, and Morgan Guaranty Trust Company of New York, as Administrative Agent.

         (27.1) Financial Data Schedule for the six months ended November 30, 1999 (included only in the EDGAR filing).

     (b)  Reports on Form 8-K

          None

TENET HEALTHCARE CORPORATION                                   OTHER INFORMATION
--------------------------------------------------------------------------------


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TENET HEALTHCARE CORPORATION
                                                (Registrant)

Date:  January 13, 2000                /s/ TREVOR FETTER
                             ---------------------------------------------------

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