Form 10-Q
period 2000-02-29
TENET HEALTHCARE CORP
filed 2000-04-14
CIK 70318

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                FEBRUARY 29, 2000

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

                             ----------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS: YES  X   NO
                                       ---    ---
     AS OF MARCH 31, 2000 THERE WERE 312,758,739 SHARES OF $0.075 PAR VALUE COMMON STOCK OUTSTANDING.

================================================================================

TENET HEALTHCARE CORPORATION                                              INDEX
-------------------------------------------------------------------------------


                                                                                            PAGE
                                                                                            ----


 PART I.      FINANCIAL INFORMATION



 Item 1.      Financial Statements


              Condensed Consolidated Balance Sheets
                   as of May 31, 1999 and February 29, 2000..............................      2


              Condensed Consolidated Statements of Income
                   for the Three months and Nine months ended February 28, 1999 and
                   February 29, 2000.....................................................      4


              Condensed Consolidated Statements of Comprehensive Income
                   for the Nine months ended February 28, 1999 and February 29, 2000.....      5


              Condensed Consolidated Statements of Cash Flows
                   for the Nine months ended February 28, 1999 and February 29, 2000.....      6


              Notes to Condensed Consolidated Financial Statements.......................      7


 Item 2.      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.............................................     14



 PART II.  OTHER INFORMATION



 Item 1.      Legal Proceedings..........................................................      22

 Item 6.      Exhibits and Reports on Form 8-K...........................................      22

 Signature...............................................................................      23


-------------------------

      NOTE: ITEM 3 OF PART I AND ITEMS 2, 3, 4 AND 5 OF PART II ARE OMITTED BECAUSE THEY ARE NOT APPLICABLE.

CONDENSED CONSOLIDATED BALANCE SHEETS              TENET HEALTHCARE CORPORATION
-------------------------------------------------------------------------------

                                                                           MAY 31,   FEBRUARY 29,
                                ASSETS                                      1999         2000
                                                                          ------------------------
                                                                               (in millions)
 Current assets:

               Cash and cash equivalents..............................     $    29       $    38

               Short-term investments in debt securities..............         130           111

               Accounts receivable, less allowance for doubtful
                   accounts ($287 at May 31 and $361 at February 29)..       2,318         2,569

               Inventories of supplies................................         221           218

               Deferred income taxes..................................         196           152

               Assets held for sale, at the lower of carrying value
                   or fair value less estimated costs to sell.........         655           211

               Other current assets...................................         413           484
                                                                          ------------------------
                       Total current assets...........................       3,962         3,783
                                                                          ------------------------


 Investments and other assets.........................................         569           451


 Property and equipment, at cost......................................       7,703         7,881

               Less accumulated depreciation and amortization.........       1,864         2,088
                                                                          ------------------------
               Net property and equipment.............................       5,839         5,793
                                                                          ------------------------


 Intangible assets, at cost less accumulated amortization
               ($409 at May 31 and $470 at February 29)...............       3,401         3,365
                                                                          ------------------------
                                                                           $13,771       $13,392
                                                                          ========================



           SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
        STATEMENTS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.

TENET HEALTHCARE CORPORATION              CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                           MAY 31,   FEBRUARY 29,
                  LIABILITIES AND SHAREHOLDERS' EQUITY                       1999        2000
                                                                          ------------------------
                                                                               (in millions)
 Current liabilities:

      Accounts payable................................................        $713          $608

      Employee compensation and benefits..............................         390           383

      Accrued interest payable........................................         163            74

      Current portion of long-term debt...............................          45            11

      Other current liabilities.......................................         711           724
                                                                          ------------------------
               Total current liabilities..............................       2,022         1,800
                                                                          ------------------------

 Long-term debt, net of current portion...............................       6,391         5,997

 Other long-term liabilities and minority interests...................       1,048         1,049

 Deferred income taxes................................................         440           443



 Shareholders' equity:
      Common stock, $0.075 par value; authorized 700,000,000 shares;
          314,778,323 shares issued at May 31 and 316,443,647 shares            24            24
          issued at February 29.......................................

      Other shareholders' equity......................................       3,916         4,149

      Less common stock in treasury, at cost, 3,754,708 shares .......         (70)          (70)
                                                                          ------------------------
               Total shareholders' equity.............................       3,870         4,103
                                                                          ------------------------
                                                                           $13,771       $13,392
                                                                          ------------------------

           SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
        STATEMENTS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME        TENET HEALTHCARE CORPORATION
-------------------------------------------------------------------------------
THREE AND NINE MONTHS ENDED FEBRUARY 28, 1999 AND FEBRUARY 29, 2000

                                                                       THREE MONTHS                  NINE MONTHS

                                                                    1999         2000            1999          2000
                                                              ---------------------------------------------------------
                                                              (DOLLARS IN MILLIONS, EXCEPT PER SHARE AND SHARE AMOUNTS)

 Net operating revenues.....................................     $  2,822      $ 2,850         $ 7,938       $ 8,503
                                                              ---------------------------------------------------------
 Operating expenses:

      Salaries and benefits.................................        1,160        1,121           3,217         3,392

      Supplies..............................................          403          401           1,104         1,195

      Provision for doubtful accounts.......................          190          214             533           647

      Other operating expenses..............................          611          614           1,710         1,843

      Depreciation..........................................          109          103             307           307

      Amortization..........................................           33           30              96            92

         Impairment and other unusual charges ..............           --          232              --           232
                                                              ---------------------------------------------------------
 Operating income...........................................          316          135             971           795
                                                              ---------------------------------------------------------
 Interest expense, net of capitalized portion...............         (122)        (117)           (360)         (361)

 Investment earnings........................................            8            5              21            16

 Minority interests in income of consolidated subsidiaries..           --          (6)             (5)          (16)

 Gains on sales of facilities and long-term investments.....           --           51              --           119
                                                              ---------------------------------------------------------
 Income before income taxes and cumulative effect of
      accounting change.....................................          202           68             627           553

 Taxes on income............................................          (78)         (30)           (241)         (252)
                                                              ---------------------------------------------------------
 Income before cumulative effect of accounting change.......          124           38             386           301

 Cumulative effect of accounting change, net of taxes.......           --           --              --           (19)
                                                              ---------------------------------------------------------
 Net income.................................................         $124          $38            $386          $282
                                                              ---------------------------------------------------------
Basic earnings (loss) per share:

      Income before cumulative effect of accounting change..     $  0.40      $  0.12         $  1.25       $  0.96

      Cumulative effect of accounting change................         --           --              --        $ (0.06)

      Net income............................................     $  0.40      $  0.12         $  1.25       $  0.90

Diluted earnings (loss) per share:

      Income before cumulative effect of accounting change..     $  0.40      $  0.12         $  1.23       $  0.96

      Cumulative effect of accounting change................         --           --              --        $ (0.06)

      Net income............................................     $  0.40      $  0.12         $  1.23       $  0.90

Weighted average shares and dilutive securities outstanding
      (in thousands):

      Basic ................................................     310,272      312,279         309,823       311,646

      Diluted...............................................     312,945      315,869         313,512       314,277

           SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
        STATEMENTS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.

                                                         CONDENSED CONSOLIDATED
TENET HEALTHCARE CORPORATION                 STATEMENTS OF COMPREHENSIVE INCOME
-------------------------------------------------------------------------------
                      NINE MONTHS ENDED FEBRUARY 28, 1999 AND FEBRUARY 29, 2000

                                                                              1999         2000
                                                                          ------------------------
                                                                                (IN MILLIONS)
 Net income ..........................................................      $  386       $  282
                                                                          ------------------------
 Other comprehensive income (loss):

      Foreign currency translation adjustments........................           2          (3)

      Unrealized net holding losses arising during period on
          securities held as available for sale.......................          (3)        (62)

      Less reclassification adjustment for realized gains included in
      net income .....................................................           --        (60)
                                                                          ------------------------
      Other comprehensive loss before income taxes....................          (1)       (125)

      Income tax benefit related to items of other comprehensive income          --         47
                                                                          ------------------------
      Other comprehensive loss........................................          (1)        (78)
                                                                          ------------------------
 Comprehensive income.................................................       $  385     $  204
                                                                          ========================



           SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
        STATEMENTS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS    TENET HEALTHCARE CORPORATION
-------------------------------------------------------------------------------
NINE MONTHS ENDED FEBRUARY 28, 1999 AND FEBRUARY 29, 2000


                                                                            1999           2000
                                                                          ------------------------
                                                                               (IN MILLIONS)


Net cash provided by operating activities.............................      $  315        $  322
                                                                          ------------------------

Cash flows from investing activities..................................

      Proceeds from sales of facilities and other assets..............          19           654

      Purchases of property and equipment.............................        (401)         (396)

      Purchases of businesses, net of cash acquired...................        (470)          (36)

      Other Items.....................................................        (101)          (94)
                                                                          ------------------------
            Net cash provided by (used in) investing activities.......        (953)          128
                                                                          ------------------------

Cash flows from financing activities:

      Proceeds from borrowings........................................       1,534         1,258

      Repayments of borrowings........................................        (872)       (1,712)

      Other Items.....................................................          14            13
                                                                          ------------------------
            Net cash provided by (used in) financing activities.......         676          (441)
                                                                          ------------------------

Net increase in cash and cash equivalents.............................          38             9

Cash and cash equivalents at beginning of period......................          23            29
                                                                          ------------------------
Cash and cash equivalents at end of period............................       $  61         $  38
                                                                          ========================

Supplemental disclosures:

      Interest paid, net of amounts capitalized.......................      $  378         $  437

      Interest taxes paid, net of refunds received, related to:

            Gains on sales of facilities and long-term investments....          --            101

            All other taxable income..................................         (30)            75

Receivables from sales of facilities and long-term investments........          --             82




           SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
        STATEMENTS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.

TENET HEALTHCARE
CORPORATION                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

          2. On June 1, 1999, the Company changed its method of accounting for start-up costs to expense such costs as incurred in accordance with Statement of Position 98-5, published by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The adoption of the Statement resulted in the write-off of previously capitalized start-up costs as of May 31, 1999 in the amount of $19 million, net of tax benefit, which amount is shown in the accompanying consolidated condensed statement of income for the nine months ended
               February 29, 2000 as a cumulative effect of accounting change.

          3. During the nine months ended February 29, 2000, the Company sold 17 general hospitals, three skilled nursing facilities and certain other assets for $654 million in cash and $16 million in notes. Also, the Company did not renew an expiring lease for a 49-bed hospital in Tennessee. The net pre-tax gain on the sales of the above facilities amounted to $63 million. In addition, the Company sold certain long-term investments for realized gains of $56 million. The hospital sales were part of the Company's plan to sell or close certain non-strategic hospitals in order to streamline its organization by concentrating on markets where it already has a strong presence. In December 1999, the Company acquired a 222-bed acute care hospital in Poplar Bluff, Missouri for $46 million in a transaction accounted for as a purchase.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS                                         TENET HEALTHCARE CORPORATION
-------------------------------------------------------------------------------

          4. During the quarter ended February 29, 2000, the Company recorded impairment and other unusual charges of $232 million. Of the total charge, $177 million relates to the Company's previously announced plans to terminate or allow the expiration of certain employment and management contracts with approximately 440 physicians over the next 18 months and $55 million relates to the Company's decision to close or sell two general hospitals and other property and equipment. The charge consists of $148 million in impairment charges to value property and equipment and other assets at the lower of carrying value or estimated fair values, $66 million for lease cancellation and other exit costs, $5 million for the estimated costs to close or sell the general hospitals, $9 million in severance costs for the termination of approximately 504 employees at the hospital to be closed and at the above physician practices and $4 million to buy out physician employment contracts. The $148 million impairment charge includes $44 million for the write-down of property and equipment and $104 million for the write-down of goodwill and other assets.

               Over the past several years, the Company has employed, or entered into full-risk management agreements with physicians in most of its markets. A large percentage of these physician practices were acquired as part of large hospital acquisitions or through the formation of integrated health care delivery systems. These physician practices, however, have not been profitable. Accordingly, during the latter part of fiscal 1999, the Company undertook the process of evaluating its physician strategy in each of its markets and began to develop plans to either terminate or allow a significant number of its existing contracts to expire. During the quarter ended February 29, 2000, Company management, with the authority to do so, authorized the termination of the contractual relationships with approximately 50% of its contracted physicians. The physicians, employees and property owners/lessors affected by this decision have been duly notified. The Company expects to incur additional charges in the future as the balance of its physician contracts are evaluated for possible termination. The net operating revenues and operating losses from these activities have not been material.

TENET HEALTHCARE
CORPORATION                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

    The following table presents a reconciliation of beginning and ending liability balances in connection with the merger, impairment and restructuring charges recorded in fiscal 1997,1998 and 1999, as well as the charges recorded during the current quarter, by type of cost for the nine-month period ended February 29, 2000 (in millions):


                                                      BALANCES AT                  CASH       OTHER      BALANCES AT
    RESERVES RELATED TO:                              05/31/99(1)     CHARGES    PAYMENTS    ITEMS(2)     2/29/00(1)
---------------------------------------------------------------------------------------------------------------------

             Estimated costs to sell or
                  close hospitals and
                  other facilities.........                 $  30        $  5     $  (13)    $  --             $22

             Impairment losses to value
                  property, equipment,
                  goodwill and other
                  assets, at estimated
                  fair values..............                    --         148         --      (148)             --

             Severance costs in connection
                  with the implementation
                  of hospital cost control
                  programs, general
                  overhead reduction
                  plans, closure of home
                  health agencies and, in
                  fiscal 2000, closure of
                  hospitals and
                  termination of physician
                  contracts................                    19           9        (11)        --            17

    Lease cancellation and other exit costs.........           46          66        (28)       (9)            75

             Accruals for unfavorable
                  lease commitments at six
                  medical offices buildings.........           20          --         (4)        --            16

    1997 merger.....................................            8          --         (4)        --             4

    Termination of physician contracts..............            6           4         (6)        --             4
                                                          --------------------------------------------------------
         Total......................................       $  129      $  232     $  (66)  $   (157)       $  138
                                                          ========================================================


    (1) The above liability balances are included in other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets.

    (2) Other items primarily include write-offs of long-lived assets, including property and equipment, goodwill and other assets.


    Cash payments to be applied against these accruals are expected to approximate $66 million in the remainder of fiscal 2000 and $72 million thereafter.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS                                         TENET HEALTHCARE CORPORATION
-------------------------------------------------------------------------------

          5. The table below provides a reconciliation between net income and net cash provided by operating activities for the nine months ended February 28, 1999 and February 29, 2000:

                                                                                                        1999         2000
                                                                                                      ---------------------
                                                                                                          (IN MILLIONS)

               Net income ......................................................................        $386         $282

               Adjustments to reconcile net income to net cash provided
                by operating activities:

                    Depreciation and amortization ..............................................         403          399

                    Provision for doubtful accounts ............................................         533          647

                    Deferred income taxes ......................................................          95          (27)

                    Gains on sales of facilities and long-term investments .....................          --         (119)

                    Impairment and other unusual charges .......................................          --          232

                    Cumulative effect of accounting change, net of taxes.....................             --           19

                    Other items ................................................................          15           27

                    Increases (decreases) in cash from changes in
                        operating assets and liabilities, net of effects from purchases and sales of businesses:

                        Accounts receivable ....................................................      (1,120)        (965)

                        Inventories and other current assets ...................................         (94)         (49)

                        Income taxes payable ...................................................         145           99

                        Accounts payable, accrued expenses and other current liabilities .......          17         (132)

                        Other long-term liabilities ............................................         (28)          (9)

                    Net expenditures for discontinued operations, merger, impairment and other
                        unusual charges ........................................................         (37)         (82)
                                                                                                      =====================
                    Net cash provided by operating activities ..................................      $  315       $  322
                                                                                                      =====================

TENET HEALTHCARE
CORPORATION                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

          6. The following is a reconciliation of the numerators and the denominators of the Company's basic and diluted earnings per share computations before the cumulative effect of an accounting change for the three months and nine months ended February 28, 1999 and February 29, 2000. Income is expressed in millions and weighted average shares are expressed in thousands:

                                                                 1999                                       2000

                                                                     WEIGHTED                                 WEIGHTED
                                                                      AVERAGE                                  AVERAGE
                                                       INCOME          SHARES   PER-SHARE       INCOME          SHARES   PER-SHARE
                        THREE MONTHS              (NUMERATOR)   (DENOMINATOR)      AMOUNT   (NUMERATOR)   (DENOMINATOR)     AMOUNT
              ----------------------------------------------------------------------------  --------------------------------------

              Basic earnings per share:

                 Income available to common
                   shareholders...............      $  124          310,272     $  0.40        $  38          312,279    $  0.12
                                                                                -------                                  ---------

                 Effect of dilutive stock
                   options and warrants(1)....          --            2,673                       --            3,590
                                                    ------------------------                   -----------------------

              Diluted earnings per share:

                 Income available to common
                   shareholders...............      $  124          312,945     $  0.40        $  38          315,869    $  0.12
                                                    ------------------------------------------------------------------------------

              (1) Outstanding options to purchase 18,224,951 and 16,454,797 shares of common stock were not included in the computation of diluted earnings per share for the three-month periods ended February 28, 1999 and February 29, 2000, respectively, because the options' exercise prices were greater than the average market price of the common stock.




                                                                 1999                                       2000

                                                                     WEIGHTED                                 WEIGHTED
                                                                      AVERAGE                                  AVERAGE
                                                       INCOME          SHARES   PER-SHARE       INCOME          SHARES   PER-SHARE
                        NINE MONTHS               (NUMERATOR)   (DENOMINATOR)      AMOUNT   (NUMERATOR)   (DENOMINATOR)     AMOUNT
              ----------------------------------------------------------------------------  --------------------------------------
              Basic earnings per share:

                 Income available to common
                   shareholders...............      $  386          309,823     $  1.25        $ 301          311,646    $  0.96
                                                                                =======                                  =========

                 Effect of dilutive stock
                   options and warrants(1)....          --            3,689                       --            2,631
                                                    ------------------------                   -----------------------

              Diluted earnings per share:

                 Income available to common
                   shareholders...............      $  386          313,512     $  1.23        $ 301          314,277    $  0.96
                                                    ==============================================================================

              (1) Outstanding options to purchase 11,275,506 and 20,304,748 shares of common stock were not included in the computation of diluted earnings per share for the nine-month periods ended February 28, 1999 and February 29, 2000, respectively, because the options' exercise prices were greater than the average market price of the common stock.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS                                         TENET HEALTHCARE CORPORATION
-------------------------------------------------------------------------------

     7. The following table sets forth the tax effects allocated to each component of other comprehensive income for the nine months ended February 28, 1999 and February 29, 2000:


                                                                           1999                          2000

                                                               BEFORE-           TAX    NET-OF     BEFORE-         TAX     NET-OF
                                                                   TAX     (EXPENSE)       TAX         TAX    (EXPENSE)       TAX
                                                                AMOUNT    OR BENEFIT    AMOUNT      AMOUNT   OR BENEFIT    AMOUNT
                                                               --------------------------------  ----------------------------------
                                                                                     (IN MILLIONS)
            Foreign currency translation adjustment..........       $ 2      $(1)        $ 1      $  (3)        $ 1        $ (2)

            Unrealized holding gains (losses) on securities..        (3)       1          (2)       (62)         26         (36)

            Reclassification adjustments.....................        --       --          --        (60)         20         (40)
                                                               --------------------------------------------------------------------
            Other comprehensive income (loss)................       $(1)     $ 0         $(1)     $(125)        $47        $(78)
                                                               ====================================================================

     The following table sets forth the accumulated other comprehensive income balances, by component, as of February 28, 1999 and February 29, 2000:



                                                     1999                                         2000

                                                                ACCUMULATED             UNREALIZED                      ACCUMULATED
                                        FOREIGN  UNREALIZED          OTHER   FOREIGN        GAINS                            OTHER
                                       CURRENCY   GAINS ON   COMPREHENSIVE  CURRENCY  (LOSSES) ON   RECLASSIFICATION  COMPREHENSIVE
                                         ITEMS  SECURITIES          INCOME     ITEMS   SECURITIES        ADJUSTMENTS         INCOME
                                      ------------------------------------  -------------------------------------------------------
                                                                        (IN MILLIONS)

              Beginning balance......      $--       $50          $50         $--        $ 77             --              $ 77

              Current-period change..        1        (2)          (1)         (2)        (36)           (40)              (78)
                                        -------------------------------------------------------------------------------------------
              Ending balance.........      $ 1       $48          $49         $(2)       $ 41           $(40)             $ (1)
                                        ===========================================================================================

     8. On March 24, 2000 the Company redeemed and effectively terminated all of the rights issued under the stockholder rights plan adopted on December 22, 1998. The rights were redeemed at a price of $0.01 per right with one right per common share, or 312,689,221 rights in total. At the Company's 1999 annual meeting, a majority of the Company's common shares were voted in favor of a shareholder recommendation that the Board of Directors redeem and terminate the shareholder rights agreement. The board took its action in light of that vote.

     9. In December 1999, a wholly owned subsidiary of Tenet Healthcare Corporation and Ventro Corporation (formerly known as Chemdex Corporation) announced the formation of a new company, Broadlane, Inc. Broadlane was organized to provide a business-to-business e-commerce marketplace to streamline and eliminate inefficiencies from the existing ways in which suppliers and distributors sell, and health care providers purchase, health care supplies.

          As of February 29, 2000, the Tenet subsidiary owned 66.6% and Ventro Corporation owned 21.0% of Broadlane's outstanding shares.

TENET HEALTHCARE
CORPORATION                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

     10. There have been no material changes to the description of professional and general liability insurance set forth in Note 9A or significant legal proceedings set forth in Note 9B of Notes to Consolidated Financial Statements of Tenet for its fiscal year ended May 31, 1999, and the Company's Quarterly Report on Form 10-Q for the period ended November 30, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS       TENET HEALTHCARE CORPORATION
--------------------------------------------------------------------------------

         RESULTS OF OPERATIONS

         Operatingresults for the quarter ended February 29, 2000 included the following highlights:

               -    strong growth in patient volumes and revenues

               -    continuing improvements in cost controls

               -    significant improvements in operating margins

               - progress in the Company's initiatives with respect to its physician practices

         On a same-facility basis, admissions improved 3.6% over the year-ago quarter, patient revenues were up 10.6% and net inpatient revenues per admission were up 8.5%. Total Company EBITDA margins (the ratio of earnings before interest, taxes, depreciation and amortization and impairment and other unusual charges to net operating revenues) increased from 16.2% to 17.5%.

         Income before income taxes and cumulative effect of accounting change was $202 million in the quarter ended February 28, 1999 and $68 million in the quarter ended February 29, 2000. For the nine-month periods ended February 28, 1999 and February 29, 2000, income before income taxes and cumulative effect of accounting change was $627 million and $553 million, respectively. The 2000 quarter includes impairment and other unusual charges of $232 million, described below. The 2000 quarter and nine-month period also include pretax gains on sales of facilities and long-term investments of $51 million and $119 million, respectively.

         Results of operations for the quarter and nine months ended February 29, 2000 include the operations of seven general hospitals acquired in November 1998, one in December 1998, two in March 1999 and one in December 1999 and exclude, from the dates of sale or closure, the operations of 18 general hospitals and certain other facilities sold or closed since February 28, 1999. The following are summaries of consolidated operations for the three months and nine months ended February 28, 1999 and February 29, 2000:


                                                                             THREE MONTHS ENDED FEBRUARY 28 AND 29,
                                                                         1999         2000           1999         2000
                                                                        ----------------------------------------------------
                                                                        (IN MILLIONS)           (% OF NET OPERATING REVENUES)
        Net operating revenues:
                      Domestic general hospitals...................     $2,581       $2,683          91.5%        94.1%
                      Other operations .............................       241          167           8.5%         5.9%
                                                                        ----------------------------------------------------
        Net operating revenues......................................     2,822        2,850         100.0%       100.0%
                                                                        ----------------------------------------------------
        Operating expenses:
                      Salaries and benefits.........................   (1,160)      (1,121)          41.1%        39.3%
                      Supplies......................................     (403)        (401)          14.3%        14.1%
                      Provision for doubtful accounts...............     (190)        (214)           6.7%         7.5%
                      Other operating expenses......................     (611)        (614)          21.7%        21.5%
                      Depreciation..................................     (109)        (103)           3.8%         3.7%
                      Amortization..................................      (33)         (30)           1.2%         1.1%
                      Impairment and other unusual charges .........       --         (232)            --          8.1%


TENET HEALTHCARE                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULT OF OPERATIONS
-------------------------------------------------------------------------------

                                                                ---------------------------------------------
Operating income............................................    $316         $135        11.2%         4.7%
                                                                =============================================


                                                                      NINE MONTHS ENDED FEBRUARY 28 AND 29,
                                                                  1999         2000        1999         2000
                                                                ---------------------------------------------------
                                                                 (IN MILLIONS)        (% OF NET OPERATING REVENUES)
Net operating revenues:
     Domestic general hospitals.............................    $7,234       $7,930        91.1%         93.3%
     Other operations ......................................       704          573         8.9%          6.7%
                                                                ---------------------------------------------------
Net operating revenues......................................     7,938        8,503       100.0%        100.0%
                                                                ---------------------------------------------------
Operating expenses:
     Salaries and benefits..................................    (3,217)      (3,392)        40.5%         39.9%
     Supplies...............................................    (1,104)      (1,195)        13.9%         14.1%
     Provision for doubtful accounts........................      (533)        (647)         6.7%          7.6%
     Other operating expenses...............................    (1,710)      (1,843)        21.6%         21.7%
     Depreciation...........................................      (307)        (307)         3.9%          3.6%
     Amortization...........................................       (96)         (92)         1.2%          1.1%
         Impairment and other unusual charges ..............        --         (232)           --          2.7%
                                                                ---------------------------------------------------
Operating income............................................    $  971       $  795         12.2%          9.3%
                                                                ===================================================


Net operating revenues of other operations in the tables above consist primarily of revenues from: (i) physician practices, (ii) rehabilitation hospitals, long-term care facilities, psychiatric and specialty hospitals that are located on or near the same campuses as the Company's general hospitals; (iii) the Company's hospital in Barcelona, Spain; (iv) health care joint ventures operated by the Company; (v) subsidiaries of the Company offering managed care and indemnity products; and (vi) equity in earnings of unconsolidated affiliates.

The table below sets forth certain selected historical operating statistics for the Company's domestic general hospitals:

                                              THREE MONTHS ENDED FEBRUARY 28 AND 29,   NINE MONTHS ENDED FEBRUARY 28 AND 29
                                                                           INCREASE                               INCREASE
                                                      1999         2000  (DECREASE)          1999        2000   (DECREASE)
                                              -------------------------------------    ------------------------------------
         Number of hospitals (at end of
         period)..............................         129          112        (17) *         129         112         (17)*
         Licensed beds (at end of period).....      30,471       27,414      (10.0)%       30,471      27,414       (10.0)%
         Net inpatient revenues (in millions).  $    1,725   $    1,831        6.1%    $    4,737      $5,242        10.7%
         Net outpatient revenues (in millions)        $807   $      795       (1.5)%   $    2,348      $2,512         7.0%
         Admissions...........................     248,407      239,792       (3.5)%      688,629     706,287         2.6%
         Equivalent admissions................     351,849      335,658       (4.6)%      996,683   1,019,036         2.2%
         Average length of stay (days)........         5.3          5.3          --           5.2         5.2           --
         Patient days.........................   1,304,313    1,274,739       (2.3)%    3,554,223   3,682,942         3.6%
         Equivalent patient days..............   1,832,782    1,770,750       (3.4)%    5,094,834   5,253,680         3.1%
         Net inpatient revenue per patient day  $    1,323   $    1,436        8.5%    $    1,333      $1,423         6.8%
         Net inpatient revenue per admission.   $    6,944   $    7,636       10.0%    $    6,879      $7,422         7.9%
         Utilization of licensed beds.........        47.6%        51.1%       3.5% *        44.9%       46.2%        1.3%*
         Outpatient visits....................   2,372,360    2,220,852       (6.4)%    7,119,700   6,979,498        (2.0)%


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS       TENET HEALTHCARE CORPORATION
--------------------------------------------------------------------------------


       * The change is the difference between 1999 and 2000 amounts shown. The table below sets forth certain selected operating statistics for the Company's domestic general hospitals on a same-store basis:

                                              Three Months Ended February 28 and 29,   Nine months Ended February 28 and 29
                                                                           Increase                               Increase
                                                      1999         2000  (Decrease)          1999        2000   (Decrease)
                                              -------------------------------------    ------------------------------------
         Average licensed beds...............       26,622       26,731        0.4%        26,283      26,184       (0.4)%
         Patient days........................    1,186,589    1,242,863        4.7%     3,293,270   3,373,491        2.4%
         Net inpatient revenue per patient
         day.................................   $    1,349   $    1,448        7.3%    $    1,351  $    1,426        5.6%
         Admissions..........................      224,789      232,940        3.6%       636,354     648,086        1.8%
         Net inpatient revenue per admission.   $    7,122   $    7,727        8.5%    $    6,993  $    7,424        6.2%
         Outpatient visits...................    2,096,116    2,099,685        0.2%     6,497,762   6,263,066       (3.6)%
         Average length of stay (days).......          5.3          5.3         --            5.2         5.2         --


         The table below sets forth the sources of net patient revenues for the Company's domestic general hospitals for the three and nine-month periods ended February 28, 1999 and February 29, 2000, expressed as percentages of net patient revenues from all sources:


                                                                                  Three Months Ended      Nine Months Ended
                                                                                  February 28 and 29,     February 28 and 29,

                                                                                     1999       2000       1999       2000
                                                                                  -------------------------------------------
         Medicare ...........................................................       34.5%      33.0%      34.5%      32.4%
         Medicaid ...........................................................        8.7%       8.6%       9.1%       8.4%
         Managed care .......................................................       38.4%      40.6%      37.1%      40.8%
         Indemnity and other ................................................       18.4%      17.8%      19.3%      18.4%


         Pressures to control health care costs and a shift from traditional Medicare to Medicare managed care plans after the Balanced Budget Act of 1997 was enacted have resulted in an increase in the number of patients whose health care coverage is provided under managed care plans. The Company generally receives lower payments per patient from managed care payors than it does from traditional indemnity insurers. In spite of this, one of the most significant trends in the quarter ended February 29, 2000 was the continuing improvement in net inpatient revenue per admission. On a total store basis, this statistic increased 10.0% and, on a same-store basis, it increased by 8.5%, the largest periodic increases in recent years. While increases in any quarter will vary, there now appears to be an upward trend that the Company expects will continue. The pricing environment for managed care and other non-government payors has improved and the Company expects continuing benefits as it renegotiates and renews contracts with improved terms and continues to terminate capitated arrangements with managed care payors and employers. In most of the large markets served by the Company, capitation arrangements generally have been disappointing to both physicians and hospitals.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS      TENET HEALTHCARE CORPORATION
-------------------------------------------------------------------------------

     To address all the changes impacting the health care industry, while continuing to provide quality care to patients, the Company has implemented strategies to reduce inefficiencies, create synergies, obtain additional business and control costs. In the past 18 months, such strategies have included hospital cost-control programs and overhead reduction plans and the enhancement of integrated health care delivery systems. The Company has positioned itself for additional cost savings in the years to come, for example, by recently outsourcing housekeeping, laundry, dietary and plant maintenance services in nearly two-thirds of its hospitals nationwide. Further consolidations and implementation of additional cost-control programs and other operating efficiencies may be undertaken in the future.

     Salaries and benefits expense as a percentage of net operating revenues improved significantly, dropping from 41.1% in the quarter ended February 28, 1999 to 39.3% in the current quarter. This decrease is primarily the result of continuing cost control measures, improved labor productivity and the outsourcing of certain hospital services described above.

     Supplies expense as a percentage of net operating revenues was 14.3% in the quarter ended February 28, 1999 and 14.1% in the current quarter. The slight decrease was primarily was due to continuing cost control measures, offset by greater patient acuity, which requires the use of more expensive supplies, and higher prices for new products. The Company continues to focus on reducing supplies expense through improved utilization and by developing and expanding programs designed to improve the purchasing of supplies through its group purchasing organization.

     The provision for doubtful accounts as a percentage of net operating revenues rose to 7.5% in the current quarter from 6.7% for the quarter ended February 28, 1999, but has been declining for the past two quarters. It was 7.8% in the quarter ended August 31, 1999 and 7.6% in the quarter ended November 30, 1999. The Company has taken a series of actions to mitigate the increase in bad debt expense over the prior year, including improving the process for collecting receivables, pursuing the acceleration of payments from managed care payors, standardizing and improving billing systems and developing a set of best practices in the patient admission and registration process.

     Other operating expenses as a percentage of net operating revenues for the quarters ended February 28, 1999 and February 29, 2000 were 21.7% and 21.5%, respectively. This decrease is primarily the result of continuing cost control measures, despite the increase in other expenses as a result of the outsourcing of certain hospital services.

     Taxes on income as a percentage of income before income taxes were 38.7% in the current quarter, excluding the effect of impairment and other unusual charges, as well as gains on sales of facilities and long-term investments. Income taxes related to the gains on sales of facilities and long-term investments were $20 million for the three months ended February 29, 2000 and $82 million for the nine months ended February 29, 2000 due to the effect of nondeductible goodwill related to assets sold.

                                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
TENET HEALTHCARE CORPORATION      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

     In addition to striving to continuously improve its portfolio of general hospitals through acquisitions, the Company also divests, from time to time, hospitals that are not essential to its strategic objectives. During the quarter ended February 29, 2000, management approved plans that commit the Company to close or sell two general hospitals and other property and equipment. Accordingly, the Company recorded impairment and restructuring charges of $55 million during the quarter. The charge consists of $46 million in impairment charges to value property and equipment and other assets at the lower of carrying value or estimated fair values, $2 million for lease cancellation and other exit costs, $5 million for the estimated costs to close or sell the general hospitals, and $2 million in severance costs for the termination of approximately 284 employees at the hospital to be closed. The impairment charge includes $25 million for the write-down of property and equipment and $21 million for the write-down of goodwill and other assets.

     Net operating revenues from the Company's other operations were $241 million for the quarter ended February 28, 1999, compared to $167 million for the current quarter. The decrease is primarily the result of disposals, terminations and contract expirations of physician practices.

     Over the past several years, the Company has employed, or entered into full-risk management agreements with physicians in most of its markets. A large percentage of these physician practices were acquired as part of large hospital acquisitions or through the formation of integrated health care delivery systems. These physician practices, however, have not been profitable. Accordingly, during the latter part of fiscal 1999, the Company undertook the process of evaluating its physician strategy in each of its markets and began to develop plans to either terminate or allow a significant number of its existing contracts to expire. During the quarter ended February 29, 2000, Company management, with the authority to do so, authorized the termination of the contractual relationships with approximately 50% of its contracted physicians. Accordingly, the Company recorded impairment and other unusual charges of $177 million relating to the plans to terminate or allow the expiration of employment and management contracts with approximately 440 physicians. The charge consists of $102 million in impairment charges to value property and equipment and other assets at the lower of carrying value or estimated fair values, $64 million for lease cancellation and other exit costs, $7 million in severance costs for the termination of 220 employees at the physician practices and $4 million to buy out physician employment contracts. The impairment charge includes $19 million for the write-down of property and equipment and $83 million for the write-down of goodwill and other assets.

     The charge taken in the current quarter relates to approximately 50% of the Company's contracted physicians at February 29, 2000. The Company expects to incur additional charges in the future as the balance of its physician contracts are evaluated for possible termination. The future benefits of all these actions could be significant, but would not likely occur until fiscal 2001 and beyond. Future cash expenditures related to the hospital and physician practice charges recorded during the current quarter are expected to be $79 million, of which $22 million is expected to be spent during the balance of fiscal 2000 and $57 million thereafter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS      TENET HEALTHCARE CORPORATION
-------------------------------------------------------------------------------

     The Company has invested approximately $37 million in several internet-related health care ventures in order to facilitate adaptation of these new technologies to the Company's core business. Patient care, medical education, consumer information and day-to-day business transaction efficiency are examples of areas of focus that the Company believes can be significantly improved by appropriate internet applications. During the quarters ended November 30, 1999 and February 29, 2000, the Company recorded $5 million and $51 million, respectively, in realized gains from sales of certain of these investments. The unrealized gains from market appreciation of the balance of this investment portfolio amounted to $43 million at the end of the quarter.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity for the nine months ended February 28, 1999 and February 29, 2000 was derived primarily from the proceeds of borrowings under its unsecured revolving bank credit agreement, sales of assets, and net cash provided by operating activities, as shown in the following table:

                                                                     NINE MONTHS ENDED
                                                                ---------------------------
                                                                 FEBRUARY 28,  FEBRUARY 29,
                                                                     1999         2000
                                                                ---------------------------
                                                                        (IN MILLIONS)
         Proceeds from borrowings..............................     $1,534      $ 1,258
         Proceeds from sales of facilities and other assets....         19          654
         Net cash provided by operating activities.............        315          322
         Repayments of borrowings..............................       (872)      (1,712)
         Purchases of property and equipment...................       (401)        (396)
         Purchases of businesses, net of cash acquired.........       (470)         (36)
         Other net investing and financing activities..........        (87)         (81)
                                                                ---------------------------
              Net increase in cash and cash equivalents .......     $   38      $     9
                                                                ===========================

     Net cash provided by operating activities for the nine months ended February 28, 1999 was $352 million before $37 million in expenditures for discontinued operations, merger, impairment and other unusual charges. Net cash provided by operating activities for the nine months ended February 29, 2000 was $404 million before net expenditures of $82 million for such charges.

     Management believes that future cash provided by recurring operating activities, the availability of credit under its credit agreement, the sale of assets and, depending on capital market conditions and to the extent permitted by the restrictive covenants of the credit agreement and the indentures governing the Company's senior and senior subordinated notes, other borrowings or the sale of equity securities should be adequate to meet known debt service requirements and to finance planned capital expenditures, acquisitions and other presently known operating needs over the next three years. The Company's unused borrowing capacity under its credit agreement was $1.1 billion as of March 31, 2000. The Company expects to refinance the credit agreement on or before its January 31, 2002 maturity date.

TENET HEALTHCARE                      MANAGEMEMENT'S DISCUSSION AND ANALYSIS OF
CORPORATION                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


     Cash payments for property and equipment were $396 million in the nine months ended February 29, 2000 compared to $401 million in the corresponding prior year nine-month period. The Company expects to spend approximately $400 - $500 million annually on capital expenditures, before any significant acquisitions of facilities and other health care operations and before an estimated $100 million in remaining commitments to fund the construction of two new hospitals over the next year and a half. Such capital expenditures primarily relate to the development of integrated health care systems in selected geographic areas, design and construction of new buildings, expansion and renovation of existing facilities, equipment and information systems additions and replacements, introduction of new medical technologies and various other capital improvements.

     THE YEAR 2000 ISSUE

     The Company has not experienced any significant adverse consequences as a result of the Year 2000 Issue. Its patient care equipment, other equipment and information technology systems performed and continue to perform satisfactorily as the calendar changed from December 31, 1999 to January 1, 2000. The Company estimates that its total cost for addressing all Year 2000 issues was approximately $90 million, substantially all of which has been accounted for as capital expenditures.

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

MANAGEMEMENT'S DISCUSSION AND ANALYSIS OF                      TENET HEALTHCARE
FINANCIAL CONDITION AND RESULTS OF OPERATIONS STATEMENTS            CORPORATION
-------------------------------------------------------------------------------


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

TENET HEALTHCARE CORPORATION                                  OTHER INFORMATION
-------------------------------------------------------------------------------


         ITEM 1.  LEGAL PROCEEDINGS

              Material Developments in Previously Reported Legal Proceedings:

              There have been no material developments in the legal proceedings previously described in the Company's Annual Report on Form 10-K for its fiscal year ended May 31, 1999, and the Company's Quarterly Report on Form 10-Q for the period ended November 30, 1999.

         ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits.

                  (27.1) Financial Data Schedule for the nine months ended February 29, 2000 (included only in the EDGAR filing).

              (b) Reports on Form 8-K

                  (i) Current Report on Form 8-K, filed with the Securities and
                      Exchange Commission on February 24, 2000.

OTHER INFORMATION                                  TENET HEALTHCARE CORPORATION
-------------------------------------------------------------------------------


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TENET HEALTHCARE CORPORATION
                                             (Registrant)



Date:  April 13, 2000

                                        /s/ DAVID L. DENNIS
                            --------------------------------------------------
                                            David L. Dennis
                                             Vice Chairman,
                            Chief Corporate Officer and Chief Financial Officer
                                      (Principal Financial Officer)


                                       /S/ RAYMOND L. MATHIASEN
                            --------------------------------------------------
                                           Raymond L. Mathiasen
                                         Executive Vice President,
                                         Chief Accounting Officer
                                      (Principal Accounting Officer)