Form 10-K405
period 2000-05-31
TENET HEALTHCARE CORP
filed 2000-08-15
CIK 70318

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 31, 2000.

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

                  TITLE OF EACH CLASS                        NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock............................................              New York Stock Exchange
                                                                       Pacific Stock Exchange
9 5/8% Senior Notes due 2002............................              New York Stock Exchange
7 7/8% Senior Notes due 2003............................              New York Stock Exchange
8 5/8% Senior Notes due 2003............................              New York Stock Exchange
6% Exchangeable Subordinated Notes due 2005.............              New York Stock Exchange
8% Senior Notes due 2005................................              New York Stock Exchange
10 1/8% Senior Subordinated Notes due 2005..............              New York Stock Exchange
8 5/8% Senior Subordinated Notes due 2007...............              New York Stock Exchange
7 5/8% Series B Senior Notes due 2008...................              New York Stock Exchange
8 1/8% Series B Senior Subordinated Notes due 2008......              New York Stock Exchange

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

    As of July 31, 2000, there were 314,841,441 shares of Common Stock outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, based on the closing price of these shares on the New York Stock Exchange, was $9,543,853,352. For the purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

    Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended May 31, 2000, have been incorporated by reference into Parts I, II and IV of this Report. Portions of the definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                         FORM 10-K ANNUAL REPORT--2000
                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                                                                                        PAGE
                                                                                      --------
PART I

Item 1.                 Business....................................................      1
Item 2.                 Properties..................................................     22
Item 3.                 Legal Proceedings...........................................     22
Item 4.                 Submission of Matters to a Vote of Security Holders.........     22

PART II

Item 5.                 Market for Registrant's Common Equity and Related
                          Stockholder Matters.......................................     22
Item 6.                 Selected Financial Data.....................................     22
Item 7.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     22
Item 7A.                Quantitative and Qualitative Disclosures About Market
                          Risk......................................................     22
Item 8.                 Financial Statements and Supplementary Data.................     23
Item 9.                 Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure..................................     23
PART III

Item 10.                Directors and Executive Officers of the Registrant..........     23
Item 11.                Executive Compensation......................................     23
Item 12.                Security Ownership of Certain Beneficial Owners and
                          Management................................................     23
Item 13.                Certain Relationships and Related Transactions..............     23

PART IV

Item 14.                Exhibits, Financial Statements, Schedules and Reports on
                          Form 8-K..................................................     24

------------------------

Note: The responses to Items 5 through 8, Item 12 and portions of Items 1, 3, 10, 11 and 14 are included in the Registrant's Annual Report to Shareholders for the year ended May 31, 2000, or the definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders. The required information is incorporated into this Report by reference to those documents and is not repeated herein.

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

    Tenet Healthcare Corporation (together with its subsidiaries, "Tenet", the "Registrant" or the "Company") is the second-largest investor-owned health care services company in the United States. At May 31, 2000, Tenet's subsidiaries and affiliates (collectively "subsidiaries") owned or operated 110 general hospitals with 26,939 licensed beds and related health care facilities serving urban and rural communities in 17 states, and held investments in other health care companies. The related health care facilities included a small number of rehabilitation hospitals, specialty hospitals, long-term care facilities and a psychiatric facility and many medical office buildings located on the same campus as, or nearby, its general hospitals, physician practices and various ancillary health care businesses, including outpatient surgery centers, home health care agencies, occupational and rural health care clinics, health maintenance organizations, a preferred provider organization and a managed care insurance company.

    Tenet regularly reviews its portfolio of facilities on a facility by facility basis to assess performance and allocate resources. Tenet intends to continue its strategic acquisitions of and partnerships or affiliations with additional general hospitals and related health care businesses in order to expand and enhance its integrated health care delivery systems. From time to time Tenet also may close or sell facilities or convert them to alternate uses.

    As discussed in more detail under Health Care on page 2, Tenet's subsidiaries acquired one general hospital during fiscal 2000. In addition, Tenet sold 17 general hospitals, closed three general hospitals and terminated the lease of one general hospital during fiscal 2000.

    Tenet's revolving credit agreement allows Tenet to borrow, repay and reborrow up to $2.8 billion prior to its January 31, 2002, maturity date. The Company had approximately $1.4 billion available under its revolving credit agreement at May 31, 2000.

    Under segment reporting criteria, Tenet's business of providing health care is a single reportable operating segment. See the discussion of Tenet's revenues and operations in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Tenet's 2000 Annual Report to Shareholders.

                                   OPERATIONS

A.  HEALTH CARE

    All of Tenet's operations are conducted through its subsidiaries. At
May 31, 2000, Tenet's subsidiaries operated 110 general hospitals with 26,939 licensed beds serving urban and rural communities in 17 states. Of those general hospitals, 89 are owned by Tenet's subsidiaries and 21 are owned by third parties and leased by Tenet subsidiaries (including one Tenet-owned facility that is on land leased from a third party). A Tenet subsidiary also owns one general hospital and ancillary health care operations in Barcelona, Spain.

    During fiscal 2000, Tenet's subsidiaries acquired one general hospital, Doctors Regional Medical Center, in Poplar Bluff, Missouri, with a total of 222 beds. In addition, during fiscal 2000, Tenet sold 17 general hospitals, closed three general hospitals and terminated the lease on one general hospital. The Company also sold three long-term care facilities. During fiscal 2000, construction of the Worcester Medical Center in Worcester, Massachusetts was completed and construction continued on a new hospital in Weston, Florida, under a joint venture with The Cleveland Clinic Foundation.

    Each of Tenet's general hospitals offers acute care services, operating and recovery rooms, radiology services, respiratory therapy services, pharmacies and clinical laboratories, and most offer intensive-care, critical-care and/or coronary care units, and physical therapy, orthopedic, oncology and outpatient services. A number of the hospitals also offer tertiary care services such as open-heart surgery, neonatal intensive care and neuroscience. Six of the Company's hospitals--Memorial Medical Center, USC University Hospital, Saint Louis University Hospital, Hahnemann University Hospital, Sierra Medical Center and St. Christopher's Hospital for Children--offer quaternary care in such areas as heart, lung, liver and kidney transplants. USC University Hospital and Sierra Medical Center also offer gamma-knife brain surgery and Memorial Medical Center offers bone marrow transplants. Except for one small hospital that has not sought to be accredited, each of the Company's facilities that is eligible for accreditation is fully accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), the Commission on Accreditation of Rehabilitation Facilities ("CARF") (in the case of rehabilitation hospitals), The American Osteopathic Association ("AOA") (in the case of two hospitals) or another appropriate accreditation agency. With such accreditation, the Company's hospitals are eligible to participate in the Medicare and Medicaid programs. The one hospital that is not accredited participates in the Medicare program through a special waiver that must be renewed each year.

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

    The largest concentrations of the Company's hospital beds are in California (29.6 percent), Florida (14.0 percent) and Texas (13.3 percent). While having concentrations of hospital beds within geographic areas helps the Company to reduce management and marketing expenses and more efficiently utilize resources, such concentrations also increase the risk that any adverse economic, regulatory or other developments that may occur within such areas may adversely affect the Company's business, results of operations or financial condition.

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

    The following table lists, by state, the general hospitals owned or leased by Tenet's subsidiaries and operated domestically as of May 31, 2000:

                                                                                            LICENSED
GEOGRAPHIC AREA/STATE                        FACILITY                      LOCATION           BEDS      STATUS
---------------------            ---------------------------------  ----------------------  --------   --------
Alabama........................  Brookwood Medical Center           Birmingham                586       Owned
Arkansas.......................  Central Arkansas Hospital          Searcy                    193       Owned
                                 National Park Medical Center       Hot Springs               166       Owned
                                 Regional Medical Center of
                                   NEA (1)                          Jonesboro                 104       Owned
                                 St. Mary's Regional Medical
                                   Center                           Russellville              170       Owned
California (Southern)..........  Alvarado Hospital Medical Center   San Diego                 231       Owned
                                 Brotman Medical Center             Culver City               432       Owned
                                 Centinela Hospital Medical Center  Inglewood                 400       Owned
                                 Century City Hospital              Los Angeles               190       Leased
                                 Chapman Medical Center             Orange                    126       Leased
                                 Coastal Communities Hospital       Santa Ana                 178       Owned
                                 Community Hospital of Huntington
                                   Park                             Huntington Park            81       Leased
                                 Desert Regional Medical Center     Palm Springs              388       Leased
                                 Encino-Tarzana Regional Medical
                                   Center (2)                       Encino                    151       Leased
                                 Encino-Tarzana Regional Medical
                                   Center (2)                       Tarzana                   236       Leased

                                                                                            LICENSED
GEOGRAPHIC AREA/STATE                        FACILITY                      LOCATION           BEDS      STATUS
---------------------            ---------------------------------  ----------------------  --------   --------
                                 Fountain Valley Regional Hospital
                                   and Medical Ctr                  Fountain Valley           395       Owned
                                 Garden Grove Hospital and Medical
                                   Center                           Garden Grove              167       Owned
                                 Garfield Medical Center            Monterey Park             214       Owned
                                 Greater El Monte Community
                                   Hospital                         South El Monte            115       Owned
                                 Irvine Medical Center              Irvine                    176       Leased
                                 John F. Kennedy Memorial Hospital  Indio                     130       Owned
                                 Lakewood Regional Medical Center   Lakewood                  161       Owned
                                 Los Alamitos Medical Center        Los Alamitos              153       Owned
                                 Midway Hospital Medical Center     Los Angeles               225       Owned
                                 Mission Hospital of Huntington
                                   Park                             Huntington Park           109       Owned
                                 Monterey Park Hospital             Monterey Park             101       Owned
                                 Placentia Linda Hospital           Placentia                 114       Owned
                                 Queen of Angels--Hollywood
                                   Presbyterian Med Ctr             Los Angeles               434       Owned
                                 Rancho Springs Medical Center      Murrieta                   99       Owned
                                 Saint Luke Medical Center          Pasadena                  165       Owned
                                 San Dimas Community Hospital       San Dimas                  93       Owned
                                 Santa Ana Hospital Medical Center  Santa Ana                  69       Leased
                                 Suburban Medical Center            Paramount                 182       Leased
                                 USC University Hospital (3)        Los Angeles               285       Owned
                                 Western Medical Center--Santa Ana  Santa Ana                 287       Owned
                                 Western Medical Center--Anaheim    Anaheim                   193       Owned
                                 Whittier Hospital Medical Center   Whittier                  181       Owned
California (Northern)..........  Community Hospital of Los Gatos    Los Gatos                 143       Leased
                                 Doctors Hospital of Manteca        Manteca                    73       Owned
                                 Doctors Medical Center             Modesto                   459       Owned
                                 Doctors Medical Center--San Pablo
                                   Campus                           San Pablo                 233       Leased
                                 Redding Medical Center             Redding                   188       Owned
                                 San Ramon Regional Medical Center  San Ramon                 123       Owned
                                 Sierra Vista Regional Medical
                                   Center                           San Luis Obispo           201       Owned
                                 Twin Cities Community Hospital     Templeton                  84       Owned
Florida........................  Coral Gables Hospital              Coral Gables              273       Owned
                                 Delray Medical Center              Delray Beach              343       Owned
                                 Florida Medical Center             Ft. Lauderdale            459       Owned
                                 Hialeah Hospital                   Hialeah                   378       Owned
                                 Hollywood Medical Center           Hollywood                 324       Owned
                                 North Ridge Medical Center         Ft. Lauderdale            391       Owned
                                 North Shore Medical Center         Miami                     357       Owned
                                 Palm Beach Gardens Community
                                   Hospital                         Palm Beach Gardens        204       Leased
                                 Palmetto General Hospital          Hialeah                   360       Owned
                                 Parkway Regional Medical Center    North Miami Beach         382       Owned
                                 Seven Rivers Community Hospital    Crystal River             128       Owned
                                 West Boca Medical Center           Boca Raton                185       Owned
Georgia........................  Atlanta Medical Center             Atlanta                   460       Owned
                                 North Fulton Regional Hospital     Roswell                   167       Leased
                                 Spalding Regional Hospital         Griffin                   160       Owned

                                                                                            LICENSED
GEOGRAPHIC AREA/STATE                        FACILITY                      LOCATION           BEDS      STATUS
---------------------            ---------------------------------  ----------------------  --------   --------
                                 Sylvan Grove Hospital              Jackson                    25       Leased
Indiana........................  Winona Memorial Hospital           Indianapolis              317       Owned
Louisiana......................  Doctors Hospital of Jefferson      Metairie                  138       Leased
                                 Kenner Regional Medical Center     Kenner                    203       Owned
                                 Meadowcrest Hospital               Gretna                    203       Owned
                                 Memorial Medical Center, Mid-City  New Orleans               230       Owned
                                 Memorial Medical Center, Uptown    New Orleans               422       Owned
                                 Northshore Regional Medical
                                   Center                           Slidell                   174       Leased
                                 St. Charles General Hospital       New Orleans               163       Owned
Massachusetts..................  MetroWest Medical Center--
                                   Leonard Morse(4)                 Natick                    184       Owned
                                 MetroWest Medical Center--Union
                                   Hospital(4)                      Framingham                238       Owned
                                 Worcester Medical Center(5)        Worcester                 350       Owned
Mississippi....................  Gulf Coast Medical Center          Biloxi                    189       Owned
Missouri.......................  Des Peres Hospital                 St. Louis                 167       Owned
                                 Doctors Regional Medical Center    Poplar Bluff              222       Owned
                                 Forest Park Hospital               St. Louis                 516       Owned
                                 Lucy Lee Hospital                  Poplar Bluff              201       Leased
                                 Saint Louis University Hospital    St. Louis                 356       Owned
                                 SouthPointe Hospital               St. Louis                 408       Owned
                                 Twin Rivers Regional Medical
                                   Center                           Kennett                   116       Owned
Nebraska.......................  Saint Joseph Hospital (6)          Omaha                     388       Owned
Nevada.........................  Lake Mead Hospital Medical Center  North Las Vegas           198       Owned
North Carolina.................  Central Carolina Hospital          Sanford                   137       Owned
                                 Frye Regional Medical Center       Hickory                   355       Leased
Pennsylvania...................  Elkins Park Hospital               Elkins Park               280       Owned
                                 Graduate Hospital                  Philadelphia              303       Owned
                                 Hahnemann University Hospital      Philadelphia              618       Owned
                                 Medical College of Pennsylvania
                                   Hospital                         Philadelphia              465       Owned
                                 Parkview Hospital                  Philadelphia              200       Owned
                                 St. Christopher's Hospital for
                                   Children                         Philadelphia              183       Owned
                                 Warminster Hospital                Warminster                180       Owned
South Carolina.................  East Cooper Regional Medical
                                   Center                           Mount Pleasant            100       Owned
                                 Hilton Head Medical Center and
                                   Clinics                          Hilton Head                64       Owned
                                 Piedmont Medical Center            Rock Hill                 268       Owned
Tennessee......................  John W. Harton Regional Medical
                                   Center                           Tullahoma                 137       Owned
                                 Saint Francis Hospital             Memphis                   651       Owned
                                 University Medical Center          Lebanon                   257       Owned
Texas (Dallas).................  Doctors Hospital                   Dallas                    228       Owned
                                 Garland Community Hospital         Garland                   113       Owned
                                 Lake Pointe Medical Center         Rowlett                    97       Owned
                                 RHD Memorial Medical Center        Dallas                    150       Leased
                                 Trinity Medical Center             Carrollton                149       Leased
Texas (Houston)................  Bayou City Medical Center          Houston                   526       Owned
                                 Cypress Fairbanks Medical Center   Houston                   140       Owned
                                 Houston Northwest Medical Center   Houston                   498       Owned
                                 Park Plaza Hospital                Houston                   468       Owned

                                                                                            LICENSED
GEOGRAPHIC AREA/STATE                        FACILITY                      LOCATION           BEDS      STATUS
---------------------            ---------------------------------  ----------------------  --------   --------
Texas (Other)..................  Brownsville Medical Center         Brownsville               219       Owned
                                 Nacogdoches Medical Center         Nacogdoches               150       Owned
                                 Providence Memorial Hospital       El Paso                   486       Owned
                                 Sierra Medical Center              El Paso                   354       Owned

--------------------------

(1) Owned by a limited liability company in which a Tenet subsidiary owns a 95 percent interest and is the managing member.

(2) Leased by a partnership in which Tenet's subsidiaries own a 75 percent interest and of which a Tenet subsidiary is the managing general partner.

(3) Facility owned by Tenet on land leased from a third party.

(4) Owned by a limited partnership in which a Tenet subsidiary owns a
    79.9 percent interest and is the managing general partner.

(5) Owned by a limited liability company in which a Tenet subsidiary owns a 90 percent interest and is the managing member.

(6) Owned by a limited liability company in which a Tenet subsidiary owns a 74 percent interest and is the managing member.

    The following table shows certain information about the general hospitals owned or leased domestically by Tenet's subsidiaries for the fiscal years ended May 31:

                                                      1998          1999          2000
                                                    --------      --------      --------
Total number of facilities........................      122           130           110
Total number of licensed beds.....................   27,867        30,791        26,939
Average occupancy during the period...............     44.0%         45.4%         46.8%

Note: The above tables do not include Tenet's general hospital in Barcelona, Spain, or Tenet's rehabilitation hospitals, long-term care facilities, psychiatric facility, outpatient surgery centers or other ancillary facilities.

B.  BUSINESS STRATEGY

    The Company's strategic objective is to provide quality health care services responsive to the needs of each community or region within the current managed care environment. Tenet believes that competition among health care providers occurs primarily at the local level. Accordingly, the Company tailors its local strategies to address the specific competitive characteristics of each region in which it operates, including the number of facilities operated by Tenet's subsidiaries, the nature and structure of physician practices and physician groups, the extent of managed care penetration, the number and size of competitors and the demographic characteristics of the area. Key elements of the Company's development strategy are: (1) to acquire or enter into strategic partnerships with hospitals, groups of hospitals, other health care businesses, and ancillary health care providers where appropriate to expand and enhance quality integrated health care delivery systems responsive to the current managed care environment; (2) to reduce costs through enhanced operating efficiencies while maintaining the quality of care provided; (3) to develop or maintain its strong relationships with physicians and generally to foster a physician-friendly culture; and (4) to enter into discounted fee-for-service arrangements and managed care contracts with third-party payors.

    Over the past several years, the Company has employed, or entered into full-risk management agreements with physicians in most of its markets. A large percentage of these physician practices were acquired as part of large hospital acquisitions or through the formation of integrated health care delivery systems. These physician practices, however, have not been profitable. Accordingly, the Company has evaluated its physician strategy in each of its markets, has developed plans to either terminate or allow a significant number of its existing contracts to expire and has been executing on those plans.

    In fiscal 2000 Tenet took a back to basics approach to making its hospitals the hospitals of choice for patients and health care professionals and improving financial performance by focusing on five core areas: (1) enhancing the quality of care and service; (2) recruiting and retaining quality health care professionals and other employees; (3) improving operating processes;
(4) reducing bad debts and increasing cash flow; and (5) increasing the number of patients served by its hospitals.

    Tenet's general hospitals serve as hubs for integrated health care delivery systems. Those systems are designed to provide a full spectrum of care throughout a community or region. For a further discussion of how Tenet's business strategy enhances its competitive position, see Competition on page 9. Tenet intends to continue its strategic acquisitions of and partnerships with additional general hospitals and related health care businesses in order to expand and enhance its integrated health care delivery networks.

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

                                   PROPERTIES

    Tenet's principal executive offices are located at 3820 State Street, Santa Barbara, California 93105. That building is leased by a Tenet subsidiary under a lease that expires in 2006. The telephone number of Tenet's Santa Barbara headquarters is (805) 563-7000. Hospital support services for Tenet's subsidiaries are located in an operations center in Dallas, Texas, in space leased by a Tenet subsidiary under a 10-year lease with two five-year renewal options. That lease commenced in January 2000. At May 31, 2000, Tenet and its subsidiaries also were leasing space for regional offices in California, Florida, Georgia, Louisiana, Missouri, Pennsylvania and Texas. In addition, Tenet's subsidiaries operated domestically 163 medical office buildings, most of which are adjacent to Tenet's general hospitals.

    The number of licensed beds and locations of the Company's general hospitals are described on pages 3 through 6. As of May 31, 2000, Tenet had approximately $32 million of outstanding loans secured by property and equipment and approximately $48 million of capitalized lease obligations. The Company believes that all of these properties, as well as the administrative and medical office buildings described above, are suitable for their intended purposes.

                          MEDICAL STAFF AND EMPLOYEES

    Tenet's hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. Members of the medical staffs of Tenet's hospitals also often serve on the medical staffs of hospitals not owned by the Company and may terminate their affiliation with the Tenet hospital or shift some or all of their admissions to competing hospitals at any time. Although Tenet owns certain physician practices and, where permitted by law, employs physicians, most of the physicians who practice at the Company's hospitals are not employees of the Company. In states where Tenet is not permitted to own physician practices or employ physicians, Tenet manages physician practices. Nurses, therapists, lab technicians, facility maintenance staff and the administrative staff of hospitals, however, normally are employees of the Company, as are the staff of the physician practices.

    Tenet's operations are dependent on the efforts, ability and experience of its employees and physicians. Tenet's continued growth depends on (i) its ability to attract and retain skilled employees, (ii) the ability of its key employees to manage growth successfully and (iii) Tenet's ability to attract and retain physicians and other health care professionals at its hospitals. In addition, the success of Tenet is, in part, dependent upon the quality, number and specialties of physicians on its hospitals' medical staffs, most of whom have no long-term contractual relationship with Tenet and may terminate their association with Tenet's hospitals at any time. Although Tenet currently believes it will continue to successfully attract and retain key employees, qualified physicians and other health care professionals, the loss of some or all of its key employees or inability to attract or retain sufficient numbers of qualified physicians and other health care professionals could have a material adverse impact on future results of operations.

    The number of Tenet's employees (of which approximately 30 percent were part-time employees) at May 31, 2000, was approximately as follows:

General hospitals and related health care facilities(1).....  105,989
Dallas Operations Center and regional and support offices...      726
Corporate headquarters......................................      127
                                                              -------
Total.......................................................  106,842

------------------------

(1) Includes employees whose employment relates to the operations of the Company's general hospitals, rehabilitation hospitals, psychiatric facility, specialty hospitals, outpatient surgery centers, managed services organizations, physician practices, debt collection subsidiary and other health care operations.

    Tenet is subject to the federal minimum wage and hour laws and maintains various employee benefit plans. Labor relations at Tenet's facilities have been satisfactory. A small percentage of Tenet's employees are represented by labor unions. The hospital industry in general is experiencing a nationwide nursing shortage. This shortage is more serious in certain areas than others, including several areas in which the Company operates hospitals, such as South Florida and Southern California, and in certain specialties, and has resulted in increased costs to the Company for nursing personnel. The availability of nursing personnel fluctuates from year to year. The Company cannot predict the degree to which it will be affected by the future availability and cost of nursing personnel but it expects the nursing shortage to continue.

                                  COMPETITION

    Tenet's general hospitals and other health care businesses operate in competitive environments. A facility's competitive position within the geographic area in which it operates is affected by a number of competitive factors, including the scope, breadth and quality of services a hospital offers to its patients and their physicians; the number, quality and specialties of the physicians who refer patients to the hospital and nurses and other health care professionals employed by the hospital or on its staff; its reputation; its managed care contracting relationships; the extent to which it is part of an integrated network; its location; the location and number of competitive facilities and other health care alternatives; the physical condition of its buildings and improvements; the quality, age and state of the art of its medical equipment; its location; its parking or proximity to public transportation; the length of time it has been a part of the community; and its charges for services. Tax-exempt competitors may have certain financial advantages, such as endowments, charitable contributions, tax-exempt financing and exemption from sales, property and income taxes, not available to Tenet facilities.

    The importance of Tenet's facilities obtaining managed care contracts has increased over the years and is expected to continue to increase as employers, private and government payors and others turn to the use of managed care in an attempt to control rising health care costs. The revenues and operating results of most of the Company's hospitals are significantly affected by the hospitals ability to negotiate favorable contracts with managed care payors.

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

    Tenet's networks in Southern California, South Florida, the greater New Orleans area, St. Louis and Philadelphia are models of how Tenet has developed regional networks of its own hospitals and related health care facilities and ancillary services to serve the full spectrum of health care needs of those communities. In addition to competing for managed care contracts, Tenet's hospitals and networks compete for traditional fee-for-service patients and contract with traditional health care insurers and employers. Tenet's future success will depend, in part, on the ability of its hospitals to continue to attract and retain staff physicians, enter into managed care contracts and organize and structure integrated health care delivery networks, including those with other health care providers and physician practice groups, while continuing to provide quality, cost-effective care.

    The health care industry, including Tenet, has had to contend in recent years with increased competition for patients and staff physicians, significant excess capacity at general hospitals, a shift from inpatient to outpatient treatment settings and increased consolidation. The increased competition as well as the factors described below have led to increased emphasis on the use of alternative health care delivery systems such as outpatient surgery, emergency and diagnostic centers and home health care services. That in turn has resulted in certain conditions being treated and certain procedures being performed outside of general hospitals, which has reduced the number and length of hospital stays, led to a higher acuity level for patients who are admitted to general hospitals and resulted in higher costs. The principal factors contributing to these trends are advances in medical technology and pharmaceuticals, cost-containment efforts by government payors, managed care payors, employers and traditional health care insurers, changes in regulations and reimbursement policies, increases in the number and type of competing health care providers and changes in physician practice patterns. The Company expects these trends to continue.

    National and state efforts to reform the health care system in the United States have adversely impacted and may further impact reimbursement rates under government programs such as Medicare and Medicaid. Changes in medical technology, existing and future legislation, regulations and interpretations and competitive contracting for provider services by payors may require changes in the Company's facilities, equipment, personnel, procedures, rates and/or services in the future.

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

    To meet these challenges, the Company (i) has expanded or converted many of its general hospitals' facilities to include distinct outpatient centers,
(ii) offers discounts to private payor groups, (iii) upgrades facilities and equipment, and (iv) offers new programs and services. The Company also has been reducing its costs. For example, the Company has implemented a case management system designed to maximize efficiency by identifying cost-per-procedure variables among physicians performing the same procedures, standardizing supplies used and negotiating volume discounts for purchases. In addition, the Company has developed a computerized outcomes management system that contains clinical and demographic information from the Company's hospitals and physicians and allows users to identify "best practices" for treating specific diagnostic-related groups. Nevertheless, the Company cannot provide assurance that these measures will be successful, or that if they are successful, they will serve to compensate for the reduced inpatient admissions, average lengths of stay and average occupancy, and the consequent reductions in per-patient revenue, resulting from the payor pressures referred to above.

    As noted above, the Company also responds to the challenges facing its hospitals by forming integrated health care delivery systems. Components of these systems include: (i) encouraging physicians practicing at its hospitals to form independent physician associations ("IPA"S) and (ii) joining with those IPAs, physicians and physician group practices to form physician hospital organizations ("PHOs") to contract with managed care and other payors as well as directly with employers and to enter into managed care contracts both on behalf of those groups and, in certain circumstances, on behalf of PHOs.

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

                     MEDICARE, MEDICAID AND OTHER REVENUES

    Tenet receives payments for patient care from private insurance carriers, federal Medicare programs for elderly patients and patients with disabilities, health maintenance organizations, preferred provider organizations, state Medicaid programs for indigent and cash grant patients, the TriCare Program (formerly known as the Civilian Health and Medical Program of the Uniformed Services program, or CHAMPUS) ("TriCare"), employers and patients. The approximate percentages of Tenet's net patient revenue by payment sources for Tenet's domestic general hospitals owned or operated by its subsidiaries are as follows:

                                                           YEARS ENDED MAY 31,
                                                      ------------------------------
                                                        1998       1999       2000
                                                      --------   --------   --------
Medicare............................................      38%      34.2%      32.6%
Medicaid............................................     8.4%       9.1%       8.3%
Managed Care........................................    33.7%      37.6%      40.7%
Private and Other...................................    19.9%      19.1%      18.4%

    Payments from government programs, such as Medicare and Medicaid, account for a significant portion of Tenet's operating revenues. Recent legislative changes, including the Balanced Budget Act of 1997 (the "BBA"), have resulted in limitations on and, in some cases, significant reductions in levels of payments to health care providers under government programs. The BBA has been phased in gradually since October 1, 1997 and will continue to be phased in through federal fiscal year 2002. The most significant changes were phased in by October 31, 1998. The BBA changes the method of paying health care providers under the Medicare and Medicaid programs, which has resulted in significant reductions in payments to health care providers for their inpatient, outpatient, home health, capital and skilled nursing facilities costs.

    The Balanced Budget Refinement Act ("BBRA"), which was signed into law on November 29, 1999, provides hospitals some relief from the impact of the BBA. Although the impact of the BBRA on Tenet was not significant, it indicated a recognition by Congress that further reductions in payments to hospitals were not necessary.

    In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required preadmission authorization and utilization review and by payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors also are expected to continue. Although Tenet is unable to predict the effect these changes will have on its operations, as the number of patients covered by managed care payors increases, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on its business, financial condition and/or results of operations.

DESCRIPTION OF GOVERNMENT PROGRAMS

    Medicare payments for general hospital inpatient services are based on a prospective payment system ("PPS"), referred to herein as the "DRG-PPS." Under the DRG-PPS, a general hospital receives for each Medicare patient discharged from the hospital a fixed amount based on the Medicare patient's assigned diagnostic related group ("DRG"). DRG payments are adjusted for area-wage differentials but otherwise do not consider a specific hospital's operating costs. As discussed below, DRG payments exclude the reimbursement of
(a) capital costs, including depreciation, interest relating to capital expenditures, property taxes and lease expenses, and (b) outpatient services. Payments from state Medicaid programs are based on reasonable costs with certain limits or are at fixed rates. Substantially all Medicare and Medicaid payments are below the retail rates charged by Tenet's facilities. Payments from other sources usually are based on the hospital's established charges, a percentage discount from such charges or all-inclusive per diem rates.

    Historically, DRG rates were increased each year to take into account the increased cost of goods and services purchased by hospitals and non-hospitals (the "Market Basket"). The BBA limited the rate of increase in DRG rates to the annual Market Basket for such year minus (a) 1.9 percent from October 1, 1998 through September 30, 1999, (b) 1.8 percent from October 1, 1999 through September 30, 2000, and (c) 1.1 percent from October 1, 2000 through
September 30, 2003. Payments to be received by general hospitals under the DRG-PPS continue to be below the increases in the cost of goods and services purchased by hospitals. The DRG rate for the federal fiscal year beginning October 1, 2000, has been set at 2.0 percent (a 3.1 percent Market Basket increase minus 1.1 percent).

    Medicare pays general hospitals' capital costs separately from DRG payments. Beginning in 1992, a PPS for Medicare reimbursement of general hospitals' inpatient capital costs ("PPS-CC") generally became effective with respect to the Company's general hospitals. Pursuant to the BBA, the PPS-CC rates paid to Tenet's general hospitals for their inpatient capital costs were reduced by approximately 15 percent in federal fiscal year 1998 from their prior-year levels. Additional payment reductions will occur through federal fiscal year 2002.

    Medicare historically has limited payment for outpatient services provided at general hospitals, physical rehabilitation hospitals and psychiatric facilities to the lower of customary charges or 94.2 percent of actual cost. The BBA authorized the Health Care Financing Administration ("HCFA") to establish an outpatient prospective payment system ("OPPS") which was implemented August 1, 2000. The OPPS establishes a number of Ambulatory Payment Classifications ("APC") for outpatient procedures. Payment will be made for each APC depending upon the service rendered. The OPPS establishes a transitional period that limits each hospital's losses during the first three and one half years of the program. If a hospital's cost is less than the payment, the hospital will be able to keep the difference. Tenet expects its hospitals' Medicare payments under the OPPS to be about the same as the payments it is receiving under the existing system. Congress intended the OPPS rates to be budget neutral from a hospital's prior period.

    Hospitals and hospital units currently exempt from the DRG-PPS, such as qualified physical rehabilitation hospitals and psychiatric facilities ("Exempt Hospitals/Units"), traditionally have been paid by Medicare on a cost-based system under which target rates for each facility were used in applying various limitations and calculating incentive payments. Tenet's Exempt Hospitals/Units received no increase to their target rates for cost reporting periods beginning from October 1, 1997 through September 30, 1998. Increases in target rates for periods after September 30, 1998 have varied and will vary between a Market Basket increase and no increase at all, depending upon the extent to which the Exempt Hospitals/Units' actual costs are below their target rates. An additional change under the BBA is that the Company's Exempt Hospitals/ Units have lost most of the incentive payments they had been receiving for keeping their costs lower than their preestablished target limits.

    Home health services historically were exempt from the DRG-PPS and were paid by Medicare at cost, subject to certain limits. The BBA initially required that HCFA develop a PPS for home health services, which PPS was to be phased in over a four-year period beginning October 1, 1999. The implementation of the new system has been delayed and currently is scheduled to take effect for cost-reporting periods beginning on or after October 1, 2000, but may be further delayed. In the interim, payment rates in effect under the current system have been reduced and a new limit, based on a per-beneficiary cost, has been established. The BBRA has delayed a 15 percent reduction in home health services originally scheduled to take effect October 1, 2000, until one year after the implementation of PPS for home health services. When PPS is implemented, the Company expects that its hospitals will receive significantly lower payment for home health services.

    Hospitals that treat a disproportionately large number of low-income patients (Medicaid and Medicare patients eligible to receive supplemental Social Security income) currently receive additional payments from the federal government in the form of Disproportionate Share Payments. The BBA provided that such payments will be reduced by one percent for each federal fiscal year from 1998 through 2002 but the BBRA froze the reduction for federal fiscal year 2001 at the federal fiscal year 2000 levels. Nevertheless, under the BBA further reductions are scheduled for 2002.

    A general hospital historically was paid its full DRG payment for patients discharged from an acute-care setting. Under the BBA, however, if a patient is discharged from a general hospital prior to being in the general hospital for the mean length of stay for the patient's DRG and subsequently receives home health services or rehabilitation, psychiatric or skilled nursing services in either a freestanding hospital or hospital unit, the general hospital will receive only a prorated payment for that DRG depending on the length of time the patient was in the hospital. This new provision became effective for discharges after October 1, 1998, and applies only to 10 high-volume DRG's selected by the Secretary of the Department of Health and Human Services ("HHS").

    Under current law, if a hospital is unable to collect a Medicare beneficiary's deductible or co-payment (a "Bad Debt"), the hospital may be paid by the federal government for the Bad Debt provided certain conditions are met. The BBA provided that the amount of a Bad Debt for which the Company otherwise would be paid will be reduced: 25 percent beginning October 1, 1997, 40 percent beginning October 1, 1998, and 45 percent beginning October 1,1999.

    As part of the DRG-PPS, Congress established additional payments to hospitals that treat patients who are costlier to treat than the average patient. These additional payments are referred to as "Outlier Payments." Congress has mandated that HCFA limit Outlier Payments to equal between 5% and 6% of total DRG payments. In order to bring expected Outlier Payments within this mandate, HCFA has proposed raising the threshold standard used to determine the patients for which a hospital will receive Outlier Payments, effective October 1, 2000. The change in the outlier standard will significantly reduce the number of patients with respect to which Tenet's hospitals will qualify for future Outlier Payments. This change is expected to result in a reduction in Outlier Payments to the Company in fiscal year 2001.

    As discussed above, the BBA significantly changed the manner in which the Company is paid for services provided to Medicare beneficiaries. While none of the changes taken individually has had or is expected to have a significant impact on the total amount of payments received by the Company from the federal government, all of the changes taken as a whole have significantly reduced the amount of payments received by the Company from the federal government.

    The purpose of the BBA was to balance the federal budget by federal fiscal year 2002. It has been determined that the BBA has reduced hospital payments significantly below the expected levels. Because of the budget surplus generated by the BBA, both the Clinton Administration and Congress have made proposals to return a portion of these savings to general hospitals and other health care providers. The Company cannot predict which of these proposals, if any, will be implemented.

    The Medicare, Medicaid and TriCare programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payments to facilities. The final determination of amounts earned under the programs often requires many years because of audits by the program representatives, providers' rights of appeal and the application of numerous technical reimbursement provisions. Management believes that adequate provision has been made in the Company's financial statements for such adjustments. Until final adjustment, however, significant issues remain unresolved and previously determined allowances could be more or less than ultimately required.

                  HEALTH CARE REFORM, REGULATION AND LICENSING

CERTAIN BACKGROUND INFORMATION

    Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. Changes in Medicare, Medicaid and other programs, hospital cost-containment initiatives by public and private payors, proposals to limit payments and health care spending and industry-wide competitive factors are highly significant to the health care industry. In addition, the health care industry is governed by a framework of federal and state laws, rules and regulations that are extremely complex and for which the industry has the benefit of little or no regulatory or judicial interpretation. Although the Company believes it is in compliance in all material respects with such laws, rules and regulations, if a determination is made that the Company was in material violation of such laws, rules or regulations, its operations and financial results could be materially adversely affected.

    As discussed under Medicare, Medicaid and Other Revenues starting on page 12, the BBA has the effect of reducing payments to hospitals and other health care providers under Medicare programs. The reductions in payments and other changes mandated by the BBA, have had a significant impact on the Company's revenues under Medicare programs. In addition, there continue to be federal and state proposals that would, and actions that do, impose more limitations on payments to providers such as Tenet and proposals to increase copayments and deductibles from patients.

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

    Many states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures and to make certain changes to private health care insurance. Various states have applied, or are considering applying, for a federal waiver from current Medicaid regulations to allow them to serve some of their Medicaid participants through managed care providers. Texas was denied a waiver under Section 1115 of the BBA but is in the process of implementing regional managed care programs under a more limited waiver. Texas also has applied for federal funds for children's health programs under the BBA. Louisiana is considering wider use of managed care for its Medicaid population. California has created a voluntary health insurance purchasing cooperative that seeks to make health care coverage more affordable for businesses with five to 50 employees and changed the payment system for participants in its Medicaid program in certain counties from fee-for-service arrangements to managed care plans. Florida also has legislation, and other states are considering adopting legislation, imposing a tax on net revenues of hospitals to help finance or expand the provision of health care to uninsured and underinsured persons. A number of other states are considering the enactment of managed care initiatives designed to provide universal low-cost coverage. These proposals also may attempt to include coverage for some people who currently are uninsured.

CERTIFICATE OF NEED REQUIREMENTS

    Some states require state approval for construction and expansion of health care facilities, including findings of need for additional or expanded health care facilities or services. Certificates of Need, which are issued by governmental agencies with jurisdiction over health care facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services and certain other matters. Following a number of years of decline, the number of states requiring Certificates of Need is once again on the rise as state legislators once again are looking at the Certificate of Need process as a way to contain rising health care costs. At May 31, 2000, Tenet operated hospitals in nine states that require state approval under Certificate of Need Programs. Tenet is unable to predict whether it will be able to obtain any Certificates of Need in any jurisdiction where such Certificates of Need are required.

ANTIKICKBACK AND SELF-REFERRAL REGULATIONS

    The health care industry is subject to extensive federal, state and local regulation relating to licensure, conduct of operations, ownership of facilities, addition of facilities and services and prices for services. In particular, Medicare and Medicaid antikickback and antifraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (the "Antikickback Amendments") prohibit certain business practices and relationships that might affect the provision and cost of health care services payable under the Medicare, Medicaid and other government programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by such programs. Sanctions for violating the Antikickback Amendments include criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as the Medicare and Medicaid programs. Many states have statutes similar to the federal Anitikickback Amendments, except that the state statutes usually apply to referrals for services reimbursed by all third-party payors, not just federal programs.

    In addition, it is a violation of the Federal Civil Monetary Penalties Law to offer or transfer anything of value to Medicare or Medicaid beneficiaries that is likely to influence their decision to obtain covered goods or services from one provider or service over another. Any person or entity that files a false claim for payment or reimbursement from the federal government also is subject to civil and criminal penalties under the False Claims Act.

    In addition to addressing other matters, as discussed below, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") amends Title XI (42 U.S.C. 1301 ET SEQ.) to broaden the scope of current fraud and abuse laws to include all health plans, whether or not payments under such health plans are made pursuant to a federal program.

    Section 1877 of the Social Security Act (commonly referred to as the "Stark" laws) restricts referrals by physicians of Medicare, Medicaid and other government-program patients to providers of a broad range of designated health services with which they have ownership or certain other financial arrangements.
Section 1877 was amended effective January 1, 1995, to significantly broaden the original scope of prohibited referrals. A violation of the Stark laws may result in a denial of payment, required refunds to patients and to the Medicare program, civil monetary penalties of up to $15,000 for each violation, civil monetary penalties of up to $100,000 for "sham" arrangements, civil monetary penalties of up to $10,000 for each day in which an entity fails to report required information and exclusion from participation in the Medicare, Medicaid and other federal programs. Violations of the Stark laws also may result in violations of the False Claims Act. Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. Tenet's participation in and development of joint ventures and other financial relationships with physicians could be adversely affected by these amendments and similar state enactments.

    The federal government has issued regulations that describe some of the conduct and business relationships that are permissible under the Antikickback Amendments ("Safe Harbors"). The fact that certain conduct or a given business arrangement does not fall within a Safe Harbor does not render the conduct or business arrangement per se illegal under the Antikickback Amendments. Such conduct and business arrangements, however, do risk increased scrutiny by government enforcement authorities. Tenet may be less willing than some of its competitors to enter into conduct or business arrangements that do not clearly satisfy the Safe Harbors. Passing up certain of those opportunities of which its competitors are willing to take advantage may put Tenet at a competitive disadvantage. Tenet has a voluntary regulatory compliance program and systematically reviews all of its operations to ensure that they comply with the Antikickback Amendments, the Stark laws and similar state statutes.

    Both federal and state government agencies are continuing heightened and coordinated civil and criminal enforcement efforts. As part of an announced work plan, the government has begun to scrutinize, among other things, the terms of acquisitions of physician practices by companies that own hospitals, coding practices related to certain clinical laboratory procedures and coding practices related to transfers to another facility. The Company believes that the health care industry will continue to be subject to increased government scrutiny and investigations such as this.

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

    The Company is unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework could have a material adverse effect on the Company's business, financial condition and results of operations.

HIPAA

    HIPAA mandates the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. Ensuring privacy and security of patient information-- "accountability"--is one of the key factors driving the legislation. The other major factor--"portability"--refers to Congress' intention to ensure that individuals can take their medical and insurance records with them when they change employers.

    HIPAA will bring about significant and costly changes in health care. It mandates new security measures, sets standards for electronic signatures, standardizes a method for identifying providers, employers, health plans and patients, requires that the health care industry utilize the most efficient method to codify data and will significantly change the manner in which hospitals communicate with payors.

    HIPAA's security and privacy regulations currently are scheduled to be finalized by HHS in September 2000. Once the regulations are finalized, the Company will have approximately two years to be fully compliant. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions.

    The Company is evaluating the impact of HIPAA and has initiated a plan designed to allow the Company to comply with the HIPAA regulations as they have been adopted to date. At this time, the Company anticipates that it will be able to fully comply with those HIPAA requirements that have been adopted. Since the HIPAA regulations have not yet been finalized, however, the Company cannot at this time estimate the cost of such compliance. Based on its current knowledge, the Company believes that the cost of its compliance will not have a material adverse effect on its business, financial condition or results of operations.

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

HEALTH CARE FACILITY LICENSING REQUIREMENTS

    Tenet's health care facilities are subject to extensive federal, state and local legislation and regulation. In order to maintain their operating licenses, health care facilities must comply with strict standards concerning medical care, equipment and hygiene. Various licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. Tenet's health care facilities hold all required governmental approvals, licenses and permits. Except for one small hospital that has not sought to be accredited, each of Tenet's facilities that is eligible for accreditation is fully accredited by the JCAHO, CARF (in the case of rehabilitation hospitals), AOA (in the case of two hospitals) or another appropriate accreditation agency. With such accreditation, the Company's hospitals are eligible to participate in government-sponsored provider programs such as the Medicare and Medicaid programs. The one hospital that is not accredited participates in the Medicare program through a special waiver that must be renewed each year.

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

                               COMPLIANCE PROGRAM

    The Company maintains a multifaceted corporate compliance and ethics program that meets or exceeds all applicable federal guidelines and industry standards. The program is designed to monitor and raise awareness of various regulatory issues among employees and to stress the importance of complying with all governmental laws and regulations. As part of the program, the Company provides annual ethics and compliance training to every employee and encourages all employees to report any violations to a toll-free telephone hotline.

                                   MANAGEMENT

    The executive officers of the Company who are not also Directors as of July 31, 2000 are:

NAME                                                   POSITION                       AGE
----                                 ---------------------------------------------  --------
David L. Dennis....................  Vice Chairman, Chief Corporate Officer and
                                       Chief Financial Officer in the Office of
                                       the President                                   51
Thomas B. Mackey...................  Chief Operating Officer in the Office of the
                                       President                                       52
Raymond L. Mathiasen...............  Executive Vice President and Chief Accounting
                                       Officer                                         57
Barry P. Schochet..................  Vice Chairman                                     49
Christi R. Sulzbach................  Executive Vice President and General Counsel      45

    Mr. Dennis was elected to the position of Vice Chairman, Chief Corporate Officer and Chief Financial Officer in the Office of the President, effective March 1, 2000. Mr. Dennis held various positions with Donaldson, Lufkin and Jenrette ("DLJ") from 1989 to 2000, including serving as the co-head of the Los Angeles office from 1996 through February 2000. Before joining DLJ in 1989,
Mr. Dennis spent nine years in a number of positions with the investment banking division of Merrill Lynch Capital Markets. Mr. Dennis serves as a director of Westwood One and iFuse Inc. He holds a bachelor's degree in economics and finance from San Diego State University and an M.B.A. in finance and corporate strategy from UCLA.

    Mr. Mackey was elected Chief Operating Officer in the Office of the President on January 13, 1999. Mr. Mackey has 25 years experience in the health care industry. He has held a variety of senior regional and divisional management positions with Tenet since 1985, most recently serving as Executive Vice President, Western Division from March 1995 to January 1999. Before joining Tenet, Mr. Mackey was vice president, operations, for Greatwest Hospitals in California. He began his health care career at the University of California, San Diego University Hospital. Mr. Mackey is a member of the board of directors of the Federation of American Hospitals. Mr. Mackey holds a bachelor's degree in industrial engineering from Northeastern University and an M.B.A. from Cornell University.

    Mr. Mathiasen was elected Executive Vice President on March 22, 1999. Since March 1996, Mr. Mathiasen has been Chief Accounting Officer of the Company. From February 1994 to March 1996, Mr. Mathiasen served as Senior Vice President and Chief Financial Officer of the Company and from September 1993 to
February 1994, Mr. Mathiasen served as Senior Vice President and acting Chief Financial Officer. Mr. Mathiasen was elected to the position of Senior Vice President in 1990 and Chief Operating Financial Officer in 1991. Prior to joining Tenet as a Vice President in 1985, he was a partner with Ernst & Young. Mr. Mathiasen holds a bachelor's degree in accounting from California State University, Long Beach.

    Mr. Schochet was elected Vice Chairman of Tenet on January 25, 1999.
Mr. Schochet joined Tenet in 1979 and has held a variety of executive positions since that time, most recently serving as Executive Vice President of Operations from March 1995 to January 1999. He is a diplomat of the American College of Healthcare Executives and is Chair of the board of directors of the Federation of American Hospitals. Mr. Schochet holds a bachelor's degree in zoology from the

University of Maine and a master's degree in hospital administration from George Washington University in Washington D.C.

    Ms. Sulzbach was elected Executive Vice President and General Counsel on February 22, 1999. Prior to that appointment, Ms. Sulzbach served as Associate General Counsel in charge of compliance and litigation and as Senior Vice President, Public Affairs. She joined Tenet in 1983 and has held a variety of positions in the law department since that time. She serves on the boards of directors of the Federation of American Hospitals, the National Health Foundation, and the Los Angeles Chapter of the Federal Bar Association.
Ms. Sulzbach holds bachelor degrees in political science and psychology from the University of Southern California and a J.D. from Loyola University in Los Angeles.

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

                           FORWARD-LOOKING STATEMENTS

    Certain statements contained in this Annual Report on Form 10-K, and the documents incorporated herein by reference, including, without limitation, statements containing the words "believes", "anticipates", "expects", "will", "may", "might", "should", "estimates", "intends", "appears" and words of similar import, and statements regarding the Company's business strategy and plans, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and regionally; industry capacity; demographic changes; existing laws and government regulations and changes in, or the failure to comply with, laws and governmental regulations; legislative proposals for health care reform; the ability to enter into managed care provider arrangements on acceptable terms; a shift from fee-for-service payments to capitated and other risk-based payment systems; a shift from traditional Medicare and Medicaid reimbursement to Medicare and Medicaid managed care plans; changes in Medicare and Medicaid payment or reimbursement levels; liability and other claims asserted against the Company; competition; the loss of any significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care; changes in business strategy or development plans; the ability to attract and retain qualified personnel, including physicians, nurses and other health care professionals; the significant indebtedness of the Company; the availability of suitable acquisition opportunities and the length of time it takes to accomplish acquisitions; the Company's ability to integrate new businesses with its existing operations; the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities; and other factors referenced in this Annual Report on Form 10-K and the documents incorporated herein by reference. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 2.  PROPERTIES.

    The response to this item is included in Item 1.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company has been involved in significant civil litigation of an unusual nature related principally to its subsidiaries' discontinued psychiatric business. The Company recently entered into an agreement in principle to settle such civil litigation. As a result, the Company posted a $19 million after-tax charge to discontinued operations to reflect this settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The response to this item is included on page 41 of the Registrant's Annual Report to Shareholders for the year ended May 31, 2000. The required information hereby is incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

    The response to this item is included on page 5 of the Registrant's Annual Report to Shareholders for the year ended May 31, 2000. The required information hereby is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The response to this item is included on pages 6 through 16 of the Registrant's Annual Report to Shareholders for the year ended May 31, 2000. The required information hereby is incorporated by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The response to this item is included on pages 14 and 15 of the Registrant's Annual Report to Shareholders for the year ended May 31, 2000. The required information hereby is incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The response to this item is included on pages 18 through 41 of the Registrant's Annual Report to Shareholders for the year ended May 31, 2000. The required information hereby is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEMS 10 AND 11.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE
  COMPENSATION.

    Information concerning the Directors of the Registrant, including executive officers of the Registrant who also are Directors, including compensation and other information required by Item 10 is included on pages 2 through 13 and 37 of the definitive Proxy Statement for Registrant's 2000 Annual Meeting of Shareholders and hereby is incorporated by reference. Similar information required by Item 10 regarding executive officers of the Registrant who are not Directors is set forth on pages 20 and 21 above. Information regarding compensation of executive officers of the Registrant, and other information required by Item 11, is included on pages 14 through 21 and pages 27 through 31 of the definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders and hereby is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The response to this item is included on pages 7 through 8 and page 33 of the definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders. The required information hereby is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The response to this item is included on pages 31 and 32 of the definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders. The required information hereby is incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(A) 1.  FINANCIAL STATEMENTS.

    The consolidated financial statements to be included in Part II, Item 8, are incorporated by reference to the Registrant's 2000 Annual Report to Shareholders. (See Exhibit 13)

    2.  FINANCIAL STATEMENT SCHEDULES.

    Schedule II--Valuation and Qualifying Accounts (included on page 30).

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

       (b) Restated Bylaws of Registrant, as amended October 6, 1999

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

       (q) Indenture, dated June 16, 2000, between Tenet and The Bank of New York, as Trustee, relating to 9 1/4% Senior Notes due 2010

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

       (d) $2,800,000,000 Credit Agreement, dated as of January 30, 1997, as amended by Amendment No.1, dated as of July 25, 1997, Amendment
            No. 2, dated as of March 16, 1999 and Amendment No. 3, dated as of October 1, 1999, among the Company, as Borrower, the Lenders, Managing Agents and Co-Agents party thereto, the Swingline Bank party thereto, The Bank of New York and the Bank of Nova Scotia, as Documentation Agents, Bank of America National Trust and Savings Association, as Syndication Agent, and Morgan Guaranty Trust Company of New York, as Administrative Agent (Incorporated by reference to
            Exhibit 10(jj) to Registrant's Quarterly Report on Form 10-Q, dated as of January 13, 2000, for the fiscal quarter ended November 30,
            1999)

       (e) Letter from the Registrant to Jeffrey C. Barbakow, dated May 26, 1993 (Incorporated by reference to Exhibit 10(h) to Registrant's Annual Report on Form 10-K, dated August 26, 1999, for the fiscal year ended May 31, 1999)

       (f) Letter from the Registrant to Jeffrey C. Barbakow, dated June 1, 1993 (Incorporated by reference to Exhibit 10(i) to Registrant's Annual Report on Form 10-K, dated August 26, 1999, for the fiscal year ended May 31, 1999)

       (g) Memorandum from the Registrant to Jeffrey C. Barbakow, dated
            June 14, 1993 Incorporated by reference to Exhibit 10(j) to Registrant's Annual Report on Form 10-K, dated August 26, 1999, for the fiscal year ended May 31, 1999)

       (h) Memorandum of Understanding, dated May 21, 1996, from Jeffrey C. Barbakow to the Company (Incorporated by reference to Exhibit 10(t) to Registrant's Annual Report on Form 10-K, dated as of August 26, 1996, for the fiscal year ended May 31, 1996)

       (i)  Deferred Compensation Agreement, dated May 31, 1997, between Jeffrey
            C. Barbakow and the Company (Incorporated by reference to Exhibit 10(l) to Registrant's Annual Report on Form 10-K, dated August 28, 1998, for the fiscal year ended May 31, 1998)

       (j)  Letter from the Company to David L. Dennis, dated February 18, 2000

       (k) Consulting and Non-Compete Agreement between Michael H. Focht, Sr. and the Company, dated as of January 12, 1999 (Incorporated by reference to Exhibit 10(n) to Registrant's Annual Report on
            Form 10-K, dated as of August 26, 1999, for the fiscal year ended May 31, 1999)

       (l) Letter from the Company to Trevor Fetter, dated January 13, 1999 (Incorporated by reference to Exhibit 10(o) to Registrant's Annual Report on Form 10-K, dated as of August 26, 1999, for the fiscal year ended May 31, 1999)

       (m) Letter from the Company to Thomas B. Mackey, dated January 13, 1999 (Incorporated by reference to Exhibit 10(p) to Registrant's Annual Report on Form 10-K, dated as of August 26, 1999, for the fiscal year ended May 31, 1999)

       (n) Letter from the Company to Barry P. Schochet, dated February 23, 1999 (Incorporated by reference to Exhibit 10(q) to Registrant's Annual Report on Form 10-K, dated as of August 26, 1999, for the fiscal year ended May 31, 1999)

       (o) Separation and Continuing Employment Agreement between Trevor Fetter and the Company, dated as of March 1, 2000

       (p) Executive Officers Relocation Protection Agreement (Incorporated by reference to Exhibit 10(v) to Registrant's Annual Report on
            Form 10-K, dated as of August 26, 1996, for the fiscal year ended May 31, 1996)

       (q) Executive Officers Severance Protection Plan (Incorporated by reference to Exhibit 10(w) to Registrant's Annual Report on
            Form 10-K, dated as of August 26, 1996, for the fiscal year ended May 31, 1996)

       (r) Board of Directors Retirement Plan, effective January 1, 1985, as amended August 18, 1993, April 25, 1994 and July 30, 1997 (Incorporated by reference to Exhibit 10(p) to Registrant's Annual Report on Form 10-K, dated August 28, 1998, for the fiscal year ended May 31, 1998)

       (s) Supplemental Executive Retirement Plan, dated as of November 1, 1984, as amended May 21, 1986, April 25, 1994, July 25, 1994 and
            January 28, 1997 (Incorporated by reference to Exhibit 10(q) to Registrant's Annual Report on Form 10-K, dated August 28, 1998, for the fiscal year ended May 31, 1998).

       (t) 1997 Annual Incentive Plan (Incorporated by reference to Exhibit B to the Definitive Proxy Statement, dated as of August 26, 1997, for the Registrant's 1997 Annual Meeting of Shareholders)

       (u) Tenet Executive Deferred Compensation and Supplemental Savings Plan, as amended April 13, 2000

       (v) Tenet Executive Deferred Compensation Plan Trust, as amended and restated effective November 10, 1995

       (w) Agreement, dated October 30, 1996, between Tenet and United States Trust Company of New York, as Trustee, Regarding the First Amendment to the Tenet Deferred Compensation Plan Trust (Incorporated by reference to Exhibit 10(d) to Registration Statement on Form S-3 (Registration No. 333-26621) dated May 7, 1997, filed with the Commission on May 7, 1997)

       (x) First Amended and Restated 1994 Directors Stock Option Plan (Incorporated by reference to Exhibit A to the Definitive Proxy Statement, dated as of August 26, 1997, for the Registrant's 1997 Annual Meeting of Shareholders)

       (y) Second Amendment to the First Amended and Restated 1994 Directors Stock Option Plan

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

       (bb) Fourth Amended and Restated 1995 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4 to Registrant's Registration Statement on Form S-8, dated July 14, 2000)

       (cc) Tendex Inc. 2000 Senior Executive Stock Purchase Plan

       (dd) First Amended and Restated Broadlane Inc. 2000 Senior Executive Stock Incentive Plan

 (13) 2000 Annual Report to Shareholders of Registrant

 (21) Subsidiaries of the Registrant

 (23) Consent of Experts

        (a) Accountants' Consent and Report on Consolidated Schedule (KPMG LLP)

(27.1) Financial Data Schedule for fiscal year 2000

(B)  REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2000.

                              TENET HEALTHCARE CORPORATION

By:            /s/ DAVID L. DENNIS           By:         /s/ RAYMOND L. MATHIASEN
      -------------------------------------        -------------------------------------
                 David L. Dennis                           Raymond L. Mathiasen
         VICE CHAIRMAN, CHIEF CORPORATE                EXECUTIVE VICE PRESIDENT AND
       OFFICER AND CHIEF FINANCIAL OFFICER               CHIEF ACCOUNTING OFFICER
          (PRINCIPAL FINANCIAL OFFICER)               (PRINCIPAL ACCOUNTING OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 15, 2000, by the following persons on behalf of the registrant and in the capacities indicated:

                      SIGNATURE                                            TITLE
                      ---------                                            -----
               /s/ JEFFREY C. BARBAKOW
     -------------------------------------------           Chairman, Chief Executive Officer and
                 Jeffrey C. Barbakow                       Director (Principal Executive Officer)

              /s/ LAWRENCE BIONDI, S.J.
     -------------------------------------------                          Director
                Lawrence Biondi, S.J.

               /s/ BERNICE B. BRATTER
     -------------------------------------------                          Director
                 Bernice B. Bratter

               /s/ SANFORD CLOUD, JR.
     -------------------------------------------                          Director
                 Sanford Cloud, Jr.

                /s/ MAURICE J. DEWALD
     -------------------------------------------                          Director
                  Maurice J. DeWald

              /s/ MICHAEL H. FOCHT, SR.
     -------------------------------------------                          Director
                Michael H. Focht, Sr.

                 /s/ RAYMOND A. HAY
     -------------------------------------------                          Director
                   Raymond A. Hay

                /s/ VAN B. HONEYCUTT
     -------------------------------------------                          Director
                  Van B. Honeycutt

                 /s/ LESTER B. KORN
     -------------------------------------------                          Director
                   Lester B. Korn

               /s/ FLOYD D. LOOP, M.D.
     -------------------------------------------                          Director
                 Floyd D. Loop, M.D.

                 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED MAY 31, 1998, 1999 AND 2000

                                 (IN MILLIONS)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                             ADDITIONS CHARGED TO:
                             BALANCE AT   ----------------------------
                             BEGINNING     COSTS AND                                      OTHER      BALANCE AT
                             OF PERIOD    EXPENSES(1)   OTHER ACCOUNTS   DEDUCTIONS(2)   ITEMS(3)   END OF PERIOD
                             ----------   -----------   --------------   -------------   --------   -------------
1998......................       224          598                 --          (629)         (2)          191
1999......................       191          770                 --          (683)          9           287
2000......................       287          915                 --          (848)          4           358

------------------------

(1) Before considering recoveries on accounts or notes previously written off.

(2) Accounts written off.

(3) Primarily beginning balances for purchased businesses, net of balances for businesses sold.