Form 10-Q
period 2000-08-31
TENET HEALTHCARE CORP
filed 2000-10-12
CIK 70318

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

                        FOR THE QUARTERLY PERIOD ENDED
                                AUGUST 31, 2000.

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

     AS OF SEPTEMBER 29, 2000 THERE WERE 317,073,037 SHARES OF $0.075 PAR VALUE COMMON STOCK OUTSTANDING.

================================================================================

                                                               TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                       -------------
PART I.  FINANCIAL INFORMATION

        Item 1.   Financial Statements:

                  Condensed Consolidated Balance Sheets
                       as of May 31, 2000 and August 31, 2000........................................        2

                  Condensed Consolidated Statements of Income
                       for the Three Months ended August 31, 1999 and 2000...........................        3

                  Condensed Consolidated Statements of Comprehensive Income
                       for the Three Months ended August 31, 1999 and 2000...........................        4

                  Condensed Consolidated Statements of Cash Flows
                       for the Three Months ended August 31, 1999 and 2000...........................        4

                  Notes to Condensed Consolidated Financial Statements...............................        5

        Item 2.   Management's Discussion and Analysis
                       of Financial Condition and Results of Operations..............................       10

PART II.  OTHER INFORMATION

        Item 1.   Legal Proceedings..................................................................       17

        Item 6.   Exhibits and Reports on Form 8-K...................................................       17

        Signature....................................................................................       18


------------------
Note: Item 3 of Part I and Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                                TENET HEALTHCARE CORPORATION AND SUBSIDIARIES  1

--------------
CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

                                     DOLLARS IN MILLIONS
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               MAY 31,      AUGUST  31,
                                                                                 2000          2000
                                                                              ----------    ----------
ASSETS
Current assets:
     Cash and cash equivalents ............................................   $      135    $       83
     Short-term investments in debt securities ............................          110           106
     Accounts receivable, less allowance for doubtful accounts
         ($358 at May 31 and $355 at August 31) ...........................        2,506         2,515
     Inventories of supplies, at cost .....................................          223           226
     Deferred income taxes ................................................          176           176
     Assets held for sale, at the lower of carrying value or fair value
         less estimated costs to sell .....................................          132           133
     Other current assets .................................................          312           320
                                                                              ----------    ----------
              Total current assets ........................................        3,594         3,559
                                                                              ----------    ----------
Investments and other assets ..............................................          344           377
Property and equipment, at cost ...........................................        8,141         8,189
     Less accumulated depreciation and amortization .......................        2,247         2,347
                                                                              ----------    ----------
     Net property and equipment ...........................................        5,894         5,842
                                                                              ----------    ----------
Intangible assets, at cost less accumulated amortization
     ($501 at May 31 and $530 at August 31) ...............................        3,329         3,313
                                                                              ----------    ----------
                                                                              $   13,161    $   13,091
                                                                              ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt ....................................   $        9    $       10
     Accounts payable .....................................................          671           601
     Employee compensation and benefits ...................................          383           350
     Accrued interest payable .............................................          155            74
     Other current liabilities ............................................          694           801
                                                                              ----------    ----------
              Total current liabilities ...................................        1,912         1,836
                                                                              ----------    ----------
Long-term debt, net of current portion ....................................        5,668         5,424
Other long-term liabilities and minority interests ........................        1,024         1,038
Deferred income taxes .....................................................          491           500
Shareholders' equity:
     Common stock, $0.075 par value; authorized 700,000,000 shares;
         317,214,748 shares issued at May 31 and 319,682,179 shares
         issued at August 31 ..............................................           24            24
     Other shareholders' equity ...........................................        4,112         4,339
     Less common stock in treasury, at cost, 3,754,708 shares .............          (70)          (70)
              Total shareholders' equity ..................................        4,066         4,293
                                                                              ----------    ----------
                                                                              $   13,161    $   13,091
                                                                              ==========    ==========


                SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
          FINANCIAL STATEMENTS AND MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

2  TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                                                                  --------------
                                                          CONDENSED CONSOLIDATED
                                                            FINANCIAL STATEMENTS


                          DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED AUGUST 31, 1999 AND 2000

                                                                                       1999             2000
                                                                                   ------------    ------------
Net operating revenues .........................................................   $      2,873    $      2,893
                                                                                   ------------    ------------
Operating expenses:
     Salaries and benefits .....................................................          1,161           1,123
     Supplies ..................................................................            407             404
     Provision for doubtful accounts ...........................................            223             213
     Other operating expenses ..................................................            625             636
     Depreciation ..............................................................            102             107
     Amortization ..............................................................             32              30
                                                                                   ------------    ------------
Operating income ...............................................................            323             380
                                                                                   ------------    ------------
Interest expense ...............................................................           (124)           (123)
Investment earnings ............................................................              5               6
Minority interests in income of consolidated subsidiaries ......................             (5)             (6)
Gain on sale of facilities .....................................................             10              --
                                                                                   ------------    ------------
Income before income taxes .....................................................            209             257
Income taxes ...................................................................            (81)           (103)
                                                                                   ------------    ------------
Income before cumulative effect of accounting change ...........................            128             154
Cumulative effect of accounting change, net of taxes ...........................   $        (19)             --
                                                                                   ------------    ------------
Net income .....................................................................   $        109    $        154
                                                                                   ============    ============


Basic earnings (loss) per share:
     Income before cumulative effect of accounting change ......................   $       0.41    $       0.49
     Cumulative effect of accounting change ....................................          (0.06)             --
     Net income ................................................................           0.35            0.49

Diluted earnings (loss) per share:
     Income before cumulative effect of accounting change ......................   $       0.41    $       0.48
     Cumulative effect of accounting change ....................................          (0.06)             --
     Net income ................................................................           0.35            0.48

Weighted average shares and dilutive securities outstanding (in thousands):
     Basic .....................................................................        311,152         314,355
     Diluted ...................................................................        313,224         319,743


                SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
          FINANCIAL STATEMENTS AND MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                TENET HEALTHCARE CORPORATION AND SUBSIDIARIES  3

--------------
CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

                                                             DOLLARS IN MILLIONS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED AUGUST 31, 1999 AND 2000

                                                                                           1999          2000
                                                                                        ----------    ----------
Net income ..........................................................................   $      109    $      154
Other comprehensive income (loss):
     Foreign currency translation adjustments .......................................            2            (1)
     Unrealized net holding gains (losses) arising during period ....................          (55)           31
     Less:  reclassification adjustment for gains included in net income ............           --            (2)
                                                                                        ----------    ----------
     Other comprehensive income (loss) before income taxes ..........................          (53)           28
     Income tax benefit  (expense) related to items of other comprehensive income ...           20           (10)
                                                                                        ----------    ----------
     Other comprehensive income (loss) ..............................................          (33)           18
                                                                                        ----------    ----------
Comprehensive income ................................................................   $       76    $      172
                                                                                        ==========    ==========

                SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
          FINANCIAL STATEMENTS AND MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



                                                    DOLLARS IN MILLIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED AUGUST 31, 1999 AND 2000

                                                                                           1999          2000
                                                                                        ----------    ----------
Net cash provided by operating activities ...........................................   $       12    $      271
                                                                                        ----------    ----------
Cash flows from investing activities:
     Proceeds from sales of facilities, long-term investments and other assets ......           34            23
     Purchases of property and equipment ............................................         (138)         (120)
     Purchases of businesses, net of cash acquired ..................................           --            (9)
     Other items ....................................................................          (44)           (5)
                                                                                        ----------    ----------
         Net cash used in investing activities ......................................         (148)         (111)
                                                                                        ----------    ----------
Cash flows from financing activities:
     Proceeds from borrowings .......................................................          476           511
     Payments of borrowings .........................................................         (346)         (758)
     Other items, primarily stock option exercises ..................................            1            35
                                                                                        ----------    ----------
         Net cash provided by (used in) financing activities ........................          131          (212)
                                                                                        ----------    ----------
Net decrease in cash and cash equivalents ...........................................           (5)          (52)
Cash and cash equivalents at beginning of period ....................................           29           135
                                                                                        ----------    ----------
Cash and cash equivalents at end of period ..........................................   $       24    $       83
                                                                                        ==========    ==========
Supplemental disclosures:
     Interest paid ..................................................................   $      211    $      201
     Income taxes paid, net of refunds received .....................................            4            (5)

                SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
          FINANCIAL STATEMENTS AND MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

4  TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                                                                  --------------
                                                 NOTES TO CONDENSED CONSOLIDATED
                                                            FINANCIAL STATEMENTS

--------------
NOTE 1

The financial information furnished herein is unaudited; however, in the opinion of management, the information reflects all adjustments that are necessary to fairly state the consolidated financial position of Tenet Healthcare Corporation (together with its subsidiaries, "Tenet" or the "Company"), the results of its operations and cash flows for the interim periods indicated. All the adjustments are of a normal recurring nature.

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

Patient volumes and net operating revenues of the Company's hospitals are subject to seasonal variations caused by a number of factors, including, but not necessarily limited to, seasonal cycles of illness, climate and weather conditions, vacation patterns of both hospital patients and admitting physicians and other factors relating to the timing of elective hospital procedures. Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including levels of occupancy, interest rates, acquisitions, disposals, revenue allowance and discount fluctuations, the timing of price changes, unusual or non-recurring items and fluctuations in quarterly tax rates. These same considerations apply to all year-to-year comparisons.

--------------
NOTE 2

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

--------------
NOTE 3

In June 2000, the Company issued $400 million of 9 1/4% Senior Notes due 2010. The proceeds were used to retire existing bank debt under the Company's unsecured revolving credit agreement.

--------------
NOTE 4

There have been no material changes to the description of professional and general liability insurance set forth in Note 8A or significant legal proceedings set forth in Note 8B of Notes to Consolidated Financial Statements of Tenet for its fiscal year ended May 31, 2000.

--------------
                                TENET HEALTHCARE CORPORATION AND SUBSIDIARIES  5

--------------
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 5

The table below provides a reconciliation between net income and net cash provided by operating activities for the three months ended August 31, 1999 and 2000:

                                                                                                      1999         2000
                                                                                                  ----------    ----------
                                                                                                        (in millions)
Net income ....................................................................................   $      109    $      154

Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization ............................................................          134           137

     Provision for doubtful accounts ..........................................................          223           213

     Deferred income taxes ....................................................................           46            58

     Other items ..............................................................................           15            19

     Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of businesses:

         Accounts receivable ..................................................................         (329)         (224)

         Inventories and other current assets .................................................          (24)          (11)

         Accounts payable, accrued expenses and other current liabilities .....................         (129)          (53)

         Other long-term liabilities ..........................................................          (15)            3

     Net expenditures for discontinued operations, impairment and other unusual charges .......          (18)          (25)
                                                                                                  ----------    ----------
     Net cash provided by operating activities ................................................   $       12    $      271
                                                                                                  ----------    ----------

6  TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                                                                  --------------
                                                 NOTES TO CONDENSED CONSOLIDATED
                                                            FINANCIAL STATEMENTS

--------------
NOTE 6

The following table presents a reconciliation of beginning and ending liability balances in connection with impairment and other unusual charges recorded in the prior fiscal years as of May 31, 2000 and August 31, 2000:

                                                                     BALANCES AT        CASH           BALANCES AT
RESERVES RELATED TO:                                                MAY 31, 2000 )     PAYMENTS       AUGUST 31,2000)
---------------------------------------------------------------------------------------------------------------------
                                                                                       (in millions)
Lease cancellations, exit costs and estimated costs to sell or
     close hospitals and other facilities ............................   $        106   $        (14)   $         92
Severance costs in connection with the implementation of
     hospitcal cost-control programs, general overhead-reduction plans, closure of home health agencies, closure of hospitals
     and termination of physician contracts ..........................             17             (1)             16
Accruals for unfavorable lease commitments at six medical
     offices buildings ...............................................             12             (1)             11
Termination of physician contracts ...................................              4             (2)              2
Other ................................................................              2             (2)             --
                                                                         ------------   ------------    ------------
     Total ...........................................................   $        141   ($        20)   $        121
                                                                         ------------   ------------    ------------


The above liability balances are included in other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets. Cash payments to be applied against these accruals are expected to approximate $64 million in the remainder of fiscal 2001 and $57 million thereafter. There were no impairment or other unusual charges in the three months ended August 31, 2000.


                                TENET HEALTHCARE CORPORATION AND SUBSIDIARIES  7

--------------
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

--------------
NOTE 7

The following is a reconciliation of the numerators and the denominators of the Company's basic and diluted earnings per share computations before the cumulative effect of an accounting change for the three months ended August 31, 1999 and 2000. Income is expressed in millions and weighted average shares are expressed in thousands:

                                                            1999                                         2000
                                           ------------------------------------------   ------------------------------------------
                                                           Weighted                                     Weighted
                                                           Average                                      Average
                                               Income       Shares        Per-Share        Income        Shares         Per-Share
                                            (Numerator)   (Denominator)    Amount       (Numerator)    (Denominator)     Amount
---------------------------------------    ------------   ------------   ------------   ------------   ------------   ------------
Basic earnings per share:
   Income available to common
     shareholders ......................   $        128        311,152   $       0.41   $        154        314,355   $       0.49
                                                                         ------------                                 ------------
Effect of dilutive stock options and
   warrants ............................             --          2,072                            --          5,388
                                           ------------   ------------                  ------------   ------------
Diluted earnings per share:
   Income available to common ..........   $        128        313,224   $       0.41   $        154        319,743   $       0.48
     shareholders
                                           ============   ============   ============   ============   ============   ============

Outstanding options to purchase 23,121,496 and 11,496,562 shares of common stock were not included in the computation of earnings per share for the three-month periods ended August 31, 1999 and 2000, respectively, because the options' exercise prices were greater than the average market price of the common stock during the quarter.

8  TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                                                                  --------------
                                                 NOTES TO CONDENSED CONSOLIDATED
                                                            FINANCIAL STATEMENTS

--------------
NOTE 8

The following table sets forth the tax effects allocated to each component of other comprehensive income for the three months ended August 31, 1999 and 2000:

                                                           1999                                        2000
                                         ----------------------------------------     ---------------------------------------
                                                           Tax                                          Tax
                                            Before-Tax (Expense) or    Net-of-Tax       Before-Tax  (Expense) or    Net-of-Tax
                                              Amount     Benefit        Amount            Amount       Benefit        Amount
                                         ------------- ------------  ------------     ------------   ------------  ------------
                                                       (in millions)                               (in millions)
Foreign currency translation adjustment. $           2  $         (1) $          1     $         (1)  $      --      $      (1)
Unrealized holding gains (losses) on
       securities.......................           (55)           21           (34)              31          (11)           20
Less:  reclassification adjustment for ga
       included in net income........... ins        --            --            --               (2)           1            (1)
Other comprehensive income (loss)....... $         (53) $         20  $        (33)    $         28   $        (10)  $      18
                                         -------------  ------------  ------------     ------------   ------------   ----------


The following table sets forth the accumulated other comprehensive income balances, by component, as of August 31, 1999 and 2000:

                                                    1999                                           2000
                                 ------------------------------------------     ------------------------------------------
                                                                Accumulated                                    Accumulated
                                    Foreign     Unrealized            Other        Foreign     Unrealized            Other
                                   Currency  Gains (Losses)   Comprehensive       Currency  Gains (Losses)   Comprehensive
                                      Items  on Securities    Income (Loss)          Items  on Securities    Income (Loss)
                                 ----------  ------------- ----------------     ----------  ------------- ----------------
                                             (in millions)                                  (in millions)
Beginning balance..............         ($3)           $80              $77            ($3)          ($67)            ($70)
Current-period change..........           1            (34)             (33)            (1)            19               18
                                 ----------  ------------- ----------------     ----------  ------------- ----------------
Ending balance.................         ($2)           $46              $44            ($4)          ($48)            ($52)
                                 ==========  ============= ================     ==========  ============= ================


                                TENET HEALTHCARE CORPORATION AND SUBSIDIARIES  9

--------------
MANAGEMENT'S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Operating results for the quarter ended August 31, 2000 included the following highlights:

     -    Growth in patient volumes and revenues
     -    Improvements in operating margins
     -    Decrease in bad debts
     -    Improvements in cash flows from operations
     -    Reductions of debt

On a same-facility basis, admissions improved 4.3% over the prior-year quarter, patient revenues were up 11.5% and net inpatient revenues per admission were up 6.1%. Total-company EBITDA margins (the ratio of earnings before interest, taxes, depreciation and amortization to net operating revenues) increased from 15.9% to 17.9%. Bad debt expense as a percentage of net operating revenues decreased by 0.4 percentage points over the prior-year quarter. Net cash provided by operating activities increased by $259 million over the prior-year quarter. The Company reduced its debt by $243 million.

The Company reported income before income taxes and cumulative effect of accounting change of $209 million in the quarter ended August 31, 1999 and $257 million in the quarter ended August 31, 2000.

Results of operations for the quarter ended August 31, 2000 include the operations of one general hospital acquired after the end of the prior-year quarter and exclude the operations of twenty-one general hospitals sold and certain other facilities closed since then. The following is a summary of consolidated operations for the three months ended August 31, 1999 and 2000:


                                                                      1999           2000             1999           2000
                                                             ------------- --------------    ------------- --------------
                                                                (Dollars in millions)        (% of net operating revenues)
Net operating revenues:
     Domestic general hospitals ...........................  $       2,667    $     2,744            92.8%          94.8%
     Other operations  ....................................            206            149             7.2%           5.2%
                                                             -------------    -----------    ------------- --------------
Net operating revenues.....................................          2,873          2,893           100.0%         100.0%
                                                             -------------    -----------    ------------- --------------
Operating expenses:
     Salaries and benefits.................................         (1,161)        (1,123)           40.4%          38.8%
     Supplies..............................................           (407)          (404)           14.2%          14.0%
     Provision for doubtful accounts.......................           (223)          (213)            7.8%           7.4%
     Other operating expenses..............................           (625)          (636)           21.7%          22.0%
     Depreciation..........................................           (102)          (107)            3.6%           3.7%
     Amortization..........................................            (32)           (30)            1.1%           1.0%
                                                             -------------    -----------    ------------- --------------
Operating income...........................................  $         323    $       380            11.3%          13.1%
                                                             =============    ============   ============= ==============

10  TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                                                                  --------------
                                           MANAGEMENT'S DISCUSSION & ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net operating revenues of domestic general hospitals in the table above include inpatient and outpatient revenues, as well as nonpatient revenues, primarily rental income and services such as cafeteria, gift shops, parking and other miscellaneous revenue. Net operating revenues of other operations consist primarily of revenues from: (i) physician practices, (ii) rehabilitation hospitals, long-term care facilities, psychiatric and specialty hospitals that are located on or near the same campuses as the Company's general hospitals;
(iii) the Company's hospital in Barcelona, Spain; (iv) health care joint ventures operated by the Company; (v) subsidiaries of the Company offering managed care and indemnity products; and (vi) equity in the earnings of unconsolidated affiliates. The table below sets forth certain selected historical operating statistics for the Company's domestic general hospitals:


                                                                                                              Increase
                                                                                  1999           2000        (Decrease)
                                                                             -------------  -------------  -------------
Number of hospitals (at end of period)..................................           130            110              (20)(1)

Licensed beds (at end of period)........................................        30,731         26,965            (12.3)%

Net inpatient revenues (in millions)....................................        $1,707         $1,777              4.1 %

Net outpatient revenues (in millions)...................................          $898           $912              1.6 %

Admissions..............................................................       239,076        228,680             (4.3)%

Equivalent admissions...................................................       353,711        322,799             (8.7)%

Average length of stay (days)...........................................           5.1            5.2              0.1 (1)

Patient days............................................................     1,223,438      1,183,421             (3.3)%

Equivalent patient days.................................................     1,787,716      1,624,041             (9.2)%

Net inpatient revenue per patient day...................................        $1,395         $1,502              7.7 %

Net inpatient revenue per admission.....................................        $7,140         $7,771              8.8 %

Utilization of licensed beds............................................         43.3%          47.6%              4.3 %(1)

Outpatient visits.......................................................     2,468,827      2,276,519             (7.8)%


(1)  The change is the difference between 1999 and 2000 amounts shown.


The table below sets forth certain selected operating statistics for the Company's domestic general hospitals on a same-facility basis:


                                                                                  1999           2000        Increase
                                                                             ------------  -------------  -------------
Average licensed beds...................................................        26,835         26,827              --

Patient days............................................................     1,114,880      1,177,046              5.6%

Net inpatient revenue per patient day...................................    $    1,438     $    1,507              4.8%

Admissions..............................................................       217,917        227,288              4.3%

Net inpatient revenue per admission.....................................    $    7,356     $    7,805              6.1%

Outpatient visits.......................................................     2,215,469      2,249,094              1.5%

Average length of stay (days)...........................................           5.1            5.2              0.1(1)


(1)  The change is the difference between 1999 and 2000 amounts shown.


                               TENET HEALTHCARE CORPORATION AND SUBSIDIARIES  11

--------------
MANAGEMENT'S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below sets forth the sources of net patient revenues for the Company's domestic general hospitals for the three-month periods ended August 31, 1999 and 2000, expressed as percentages of net patient revenues from all sources:


                                                                                                         Increase
                                                                             1999           2000        (Decrease)  (1)
                                                                         -------------------------------------------
Medicare ...............................................................      32.6%          31.2%          (1.4)%
Medicaid ...............................................................       8.1%           8.0%          (0.1)%
Managed care ...........................................................      40.0%          41.1%           1.1%
Indemnity and other ....................................................      19.3%          19.7%           0.4%

(1)  The change is the difference between the 1999 and 2000 amounts shown.


The Company continues to experience increases in inpatient acuity and intensity of services as less intensive services shift from an inpatient to an outpatient basis or to alternative health care delivery services because of technological and pharmaceutical improvements, regulatory changes and continued pressures by payers to reduce admissions and lengths of stay. The Company experienced a 1.5 % increase in the number of same- facility outpatient visits during the quarter ended August 31, 2000 compared to the year-ago quarter. This is the first increase in same-facility outpatient visits since the consolidation or closure of the majority of the Company's home health agencies, in response to the changes in Medicare payments to home health agencies mandated by the Balanced Budget Act of 1997 (BBA).

Pressures to control health care costs and a shift from traditional Medicare to Medicare managed care plans after the BBA was enacted have resulted in an increase in the number of patients whose health care coverage is provided under managed care plans. Medicare revenues continued to decline, driven by reductions in Medicare payments under the BBA and by the continuing shift from traditional Medicare to Medicare managed care plans. The Company generally receives lower payments per patient from managed care payers than it does from traditional indemnity insurers. The Company continues to seek improved commercial pricing for all nongovernment business.

The pricing environment for managed care and other nongovernment payers has improved and the Company expects continuing benefits as it renegotiates and renews contracts with improved terms and continues to terminate capitated arrangements with managed care payers and employers. In most of the markets served by the Company, profitability of capitation arrangements generally has been disappointing to both physicians and hospitals. One of the most significant trends in recent quarters has been the improvement in net revenue per admission. For the quarter ended August 31, 2000, on a total-facility basis, this statistic increased 8.8% over the prior-year quarter and, on a same-facility basis, it increased by 6.1%. Some of the improvement is attributable to benefits from contract changes that are essentially one-time events, that effectively raise overall pricing beyond the actual contract rate increases. Because of these one-time events, growth in revenue per admission may moderate going forward.


12  TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                                                                  --------------
                                           MANAGEMENT'S DISCUSSION & ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

To address all the changes impacting the health care industry, while continuing to provide quality care to patients, the Company has implemented strategies to reduce inefficiencies, create synergies, obtain additional business and control costs. In the past two years, such strategies have included hospital cost-control programs and overhead-reduction plans and the enhancement of integrated health care delivery systems. The Company has positioned itself for additional cost savings in the years to come, for example, by outsourcing housekeeping and dietary services in most of its hospitals. Further consolidations and implementation of additional cost-control programs and other operating efficiencies may be undertaken in the future.

Salaries and benefits expense as a percentage of net operating revenues was 40.4% in the quarter ended August 31, 1999 and 38.8% in the current quarter. The decrease is primarily the result of cost-control measures, improved labor productivity and the outsourcing of housekeeping and dietary services in most of the hospitals.

Supplies expense as a percentage of net operating revenues was 14.2% in the quarter ended August 31, 1999 and 14.0% in the current quarter. The Company controls supplies expense through improved utilization, improving the supply chain process and by developing and expanding programs designed to improve the purchasing of supplies through BuyPower, its group-purchasing organization.

The provision for doubtful accounts as a percentage of net operating revenues was 7.8% in the quarter ended August 31, 1999 and 7.4% in the current quarter. The Company continues to take actions to reduce bad debt expense, including improving the process for collecting receivables, pursuing timely payments from managed care payers, standardizing and improving billing systems and developing best practices in the patient admissions and registration process.

Other operating expenses as a percentage of net operating revenues were 21.7% for the quarter ended August 31, 1999 and 22.0% for the quarter ended August 31, 2000. The change is primarily due to increases resulting from outsourcing certain hospital services described above, offset by continuing cost control measures.

Interest expense, net of capitalized interest, was $124 million in the quarter ended August 31, 1999 and $123 million in the current quarter. The decrease is primarily due to lower borrowings, offset by the effect of interest rate increases and the amounts of capitalized interest during the periods.

Taxes on income as a percentage of income before income taxes were 38.8% for the three months ended August 31, 1999 and 40.1% in the current quarter, which is in line with the Company's expectations for fiscal 2001.

Net operating revenues from the Company's other domestic operations were $206 million for the three months ended August 31, 1999, compared to $149 million for the current quarter. The decrease is primarily the result of terminations and contract expirations of physician practices. The Company has exited more than 50% of these contracts and plans to exit another 10 to 15% by the end of the fiscal year.


                               TENET HEALTHCARE CORPORATION AND SUBSIDIARIES  13

--------------
MANAGEMENT'S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity for the three month periods ended August 31, 1999 and 2000 was derived primarily from net cash provided by operating activities, the proceeds from the sale of 9 1/4% Senior Notes and borrowings under its unsecured revolving bank credit agreement as shown in the following table:


                                                                                      1999           2000
                                                                                  -------------  -------------
                                                                                         (in millions)
Net cash provided by operating activities ....................................... $          12  $         271

Proceeds from sale of 9 1/4% Senior Notes, due 2010.................................         --            395

Other net borrowings (repayments)................................................           130           (642)

Purchases of property and equipment .............................................          (138)          (120)

Proceeds from sales of facilities, long-term investments and other assets .......            34             23

Purchases of new businesses, net of cash acquired ...............................           (24)            (9)

Other net investing and financing activities ....................................           (19)            30
                                                                                  -------------  -------------
Net decrease in cash and cash equivalents ....................................... $          (5) $         (52)
                                                                                  =============  =============


Net cash provided by operating activities for the three months ended August 31, 2000 was $296 million before net expenditures of $25 million for discontinued operations, impairment and other unusual charges. Net cash provided by operating activities for the three months ended August 31, 1999 was $30 million before $18 million in expenditures for such charges.

Management believes that future cash provided by recurring operating activities, the availability of credit under the credit agreement and, depending on capital market conditions and to the extent permitted by the restrictive covenants of the credit agreement and the indentures governing the Company's senior and senior subordinated notes, other borrowings or the sale of equity securities should be adequate to meet known debt service requirements and to finance planned capital expenditures, acquisitions and other presently known operating needs over the next three years. The Company expects to refinance the credit agreement on or before its January 31, 2002 maturity date.

During the quarter ended August 31, 2000, the Company reduced the balance of its bank loans under the revolving credit agreement by $627 million. During the three months ended August 31, 1999, the Company increased its net borrowings under the credit agreement by $135 million. Payments of other long-term debt were $16 million in the August 31, 2000 quarter and $5 million in the August 31,1999 quarter.

Cash payments for property and equipment were $120 million in the three months ended August 31, 2000, compared to $138 million in the corresponding prior year three-month period. The Company expects to spend approximately $500 million in fiscal 2001 on capital expenditures, before any significant acquisitions of facilities and other health care operations. Such capital expenditures primarily relate to the development of integrated health care systems in selected geographic areas, design and construction of new buildings, expansion and renovation of existing facilities, equipment and systems additions and replacements, introduction of new medical technologies and various other capital improvements.


14  TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                                                                  --------------
                                           MANAGEMENT'S DISCUSSION & ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's strategy continues to include the prudent development of integrated health care delivery systems, including the possible acquisition of general hospitals and related ancillary health care businesses or joining with others to develop integrated health care delivery networks. All or portions of these activities may be financed by net cash provided by operating activities, the availability of credit under the credit agreement, the sale of assets and, depending on capital market conditions and to the extent permitted by the restrictive covenants of the credit agreement and the indentures governing the Company's senior and senior subordinated notes, other borrowings or the sale of equity securities. The Company's unused borrowing capacity under the credit agreement was $1.985 billion as of September 29, 2000.

The Company's credit agreement and the indentures governing the Company's Senior and Senior Subordinated notes have, among other requirements, affirmative, negative and financial covenants with which the Company must comply. These covenants include, among other requirements, limitations on other borrowings, liens, investments, the sale of all or substantially all assets and prepayment of subordinated debt, a prohibition against the Company declaring or paying a dividend or purchasing its common stock, unless its senior long-term unsecured debt securities are rated BBB- or higher by Standard and Poors' Rating Services and Baa3 or higher by Moody's Investors Service, Inc., and covenants regarding maintenance of specified levels of net worth, debt ratios and fixed charge coverages. Current debt ratings on the Company's senior debt securities are BB+ by Standard and Poors and Ba1 by Moody's. The Company is in compliance with its loan covenants.

BUSINESS OUTLOOK

The general hospital industry in the United States and the Company's general hospitals continue to have significant unused capacity, and thus there is substantial competition for patients. Inpatient utilization continues to be negatively affected by payer-required pre-admission authorization and by payer pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Increased competition, admission constraints and payer pressure, as well as the shift in patient mix to managed care, are expected to continue.

The ongoing challenge facing the Company and the health care industry as a whole is to continue to provide quality patient care in an environment of rising costs, strong competition for patients and a general reduction of payment rates by government and other payers. Because of national, state and private industry efforts to reform health care delivery and payment systems, the health care industry as a whole faces increased uncertainty. The Company is unable to predict whether any other health care legislation at the federal and/or state level will be passed in the future and what action it may take in response to such legislation, but it continues to monitor all proposed legislation and analyze its potential impact in order to formulate its future business strategies.


                               TENET HEALTHCARE CORPORATION AND SUBSIDIARIES  15

--------------
MANAGEMENT'S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words believes, anticipates, expects, will, may, might, should, estimates, intends, appears and words of similar import, and statements regarding the Company's business strategy and plans, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and regionally; industry capacity; demographic changes; existing laws and government regulations and changes in, or the failure to comply with, laws and governmental regulations; legislative proposals for health care reform; the ability to enter into managed care provider arrangements on acceptable terms; a shift from fee-for-service payment to capitated and other risk-based payment systems; a shift from traditional Medicare and Medicaid reimbursement to Medicare and Medicaid managed care plans; changes in Medicare and Medicaid payment or reimbursement levels; liability and other claims asserted against the Company; competition; the loss of any significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care; changes in business strategy or development plans; the ability to attract and retain qualified personnel, including physicians, nurses and other health care professionals; the significant indebtedness of the Company; the availability of suitable acquisition opportunities and the length of time it takes to accomplish acquisitions; the Company's ability to integrate new business with its existing operations; and the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities and other factors referenced in this Quarterly Report on Form 10-Q. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


16  TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

                                                                  --------------
                                                               OTHER INFORMATION


Item 1.  Legal Proceedings

     Material Developments in Previously Reported Legal Proceedings:

     There have been no material developments in the legal proceedings previously described in the Company's Annual Report on Form 10-K for its fiscal year ended May 31, 2000 and the Company's Quarterly Report on Form 10-Q for the period ended August 31, 2000.

Items 2, 3,4 and 5 are not applicable.

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               (27.1) Financial Data Schedule for the three months ended August
                      31, 2000 (included only in the EDGAR filing).

          (b)  Reports on Form 8-K

               (i)  None.


                               TENET HEALTHCARE CORPORATION AND SUBSIDIARIES  17

OTHER INFORMATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  TENET HEALTH CARE CORPORATION
                                         (Registrant)

Date:  October 12, 2000               /s/ DAVID L. DENNIS
                                  -----------------------------

                                         David L. Dennis
                                     Office of the President,
                                   Chief Corporate Officer and
                                    Chief Financial Officer
                                  (Principal Financial Officer)


                                    /s/ RAYMOND L. MATHIASEN
                                  -----------------------------

                                        Raymond L. Mathiasen
                                      Executive Vice President,
                                      Chief Accounting Officer
                                  (Principal Accounting Officer)


18  TENET HEALTHCARE CORPORATION AND SUBSIDIARIES