Form 10-Q
period 2000-11-30
TENET HEALTHCARE CORP
filed 2001-01-12
CIK 70318

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 2000.

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-7293

TENET HEALTHCARE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-2557091 (I.R.S. Employer Identification No.)

3820 State Street
Santa Barbara, CA 93105
(Address of principal executive offices)

(805) 563-7000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes   X           No

    As of December 29, 2000 there were 320,887,295 shares of $0.075 par value common stock outstanding.

Note: Item 3 of Part I and Items 2, 3 and 5 of Part II are omitted because they are not applicable.

Tenet Healthcare Corporation and Subsidiaries 1

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollars in Millions

Condensed Consolidated Balance Sheets

	May 31, 2000	November 30, 2000
ASSETS
Current assets:
Cash and cash equivalents	$135	$82
Short-term investments in debt securities	110	105
Accounts receivable, less allowance for doubtful accounts ($358 at May 31 and $354 at November 30)	2,506	2,545
Inventories of supplies, at cost	223	219
Deferred income taxes	176	113
Other current assets	444	465

Total current assets	3,594	3,529

Investments and other assets	344	369
Property and equipment, at cost	8,141	8,310
Less accumulated depreciation and amortization	2,247	2,447

Net property and equipment	5,894	5,863

Intangible assets, at cost less accumulated amortization ($501 at May 31 and $559 at November 30)	3,329	3,360

	$13,161	$13,121

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$9	$9
Accounts payable	671	696
Employee compensation and benefits	383	363
Accrued interest payable	155	154
Other current liabilities	694	710

Total current liabilities	1,912	1,932

Long-term debt, net of current portion	5,668	5,047
Other long-term liabilities and minority interests	1,024	1,061
Deferred income taxes	491	497
Shareholders' equity:
Common stock, $0.075 par value; authorized 700,000,000 shares; 317,214,748 shares issued at May 31 and 320,249,985 shares issued at November 30	24	24
Other shareholders' equity	4,112	4,630
Less common stock in treasury, at cost, 3,754,708 shares	(70)	(70)

Total shareholders' equity	4,066	4,584

	$13,161	$13,121

See accompanying Notes to Condensed Consolidated Financial Statements and
Management's Discussion and Analysis of Financial Condition and Results of Operations.

2 Tenet Healthcare Corporation and Subsidiaries

CONDENSED CONSOLIDATION FINANCIAL STATEMENTS

Dollars in Millions, Except Per Share Amounts

Condensed Consolidated Statements of Income
Three and Six Months ended November 30, 1999 and 2000

	Three Months		Six Months
	1999	2000	1999	2000
Net operating revenues	$2,780	$2,915	$5,653	$5,808

Operating expenses:
Salaries and benefits	1,110	1,130	2,271	2,253
Supplies	387	405	794	809
Provision for doubtful accounts	210	206	433	419
Other operating expenses	604	637	1,229	1,273
Depreciation	102	105	204	212
Amortization	30	31	62	61

Operating income	337	401	660	781

Interest expense	(120)	(118)	(244)	(241)
Investment earnings	6	13	11	19
Minority interests in income of consolidated subsidiaries	(5)	(4)	(10)	(10)
Net gains on sales of facilities and long-term investments	58	—	68	—

Income before income taxes	276	292	485	549
Income taxes	(141)	(117)	(222)	(220)

Income before cumulative effect of accounting change	135	175	263	329
Cumulative effect of accounting change, net of taxes	—	—	(19)	—

Net income	$135	$175	$244	$329

Basic earnings (loss) per share:
Income before cumulative effect of accounting change	$0.43	$0.55	$0.84	$1.04
Cumulative effect of accounting change	—	—	(0.06)	—
Net income	0.43	0.55	0.78	1.04
Diluted earnings (loss) per share:
Income before cumulative effect of accounting change	$0.43	$0.54	$0.84	$1.02
Cumulative effect of accounting change	—	—	(0.06)	—
Net income	0.43	0.54	0.78	1.02
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	311,512	318,035	311,331	314,958
Diluted	313,745	325,726	313,483	321,497

See accompanying Notes to Condensed Consolidated Financial Statements and
Management's Discussion and Analysis of Financial Condition and Results of Operations.

Tenet Healthcare Corporation and Subsidiaries 3

CONDENSED CONSOLIDATION FINANCIAL STATEMENTS

Dollars in Millions

Condensed Consolidated Statements of Comprehensive Income
Six Months ended November 30, 1999 and 2000

	1999	2000
Net income	$244	$329

Other comprehensive income (loss):
Foreign currency translation adjustments	(6)	(2)
Unrealized net holding gains (losses) arising during period	(49)	22
Less: reclassification adjustment for gains included in net income	(4)	(2)

Other comprehensive income (loss) before income taxes	(59)	18
Income tax benefit (expense) related to items of other comprehensive income	22	(6)

Other comprehensive income (loss)	(37)	12

Comprehensive income	$207	$341

See accompanying Notes to Condensed Consolidated Financial Statements and
Management's Discussion and Analysis of Financial Condition and Results of Operations.

Dollars in Millions

Condensed Consolidated Statements of Cash Flows
Six Months ended November 30, 1999 and 2000

	1999	2000
Net cash provided by operating activities	$325	$725

Cash flows from investing activities:
Proceeds from sales of facilities, long-term investments and other assets	643	29
Purchases of property and equipment	(264)	(239)
Purchases of businesses, net of cash acquired	—	(13)
Other items	(72)	(47)

Net cash provided by (used in) investing activities	307	(270)

Cash flows from financing activities:
Proceeds from borrowings	802	605
Repayments of borrowings	(1,430)	(1,234)
Other items, primarily stock option exercises in 2000	(2)	121

Net cash used in financing activities	(630)	(508)

Net increase (decrease) in cash and cash equivalents	2	(53)
Cash and cash equivalents at beginning of period	29	135

Cash and cash equivalents at end of period	$31	$82

Supplemental disclosures:
Interest paid	$246	$234
Income taxes paid, net of refunds received	41	111

See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

4 Tenet Healthcare Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

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

Note 2

    On June 1, 1999, the Company changed its method of accounting for start-up costs to expense such costs as incurred in accordance with Statement of Position 98-5, published by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The adoption of the Statement resulted in the write-off of previously capitalized start-up costs as of May 31, 1999 in the amount of $19 million, net of tax benefit, which amount is shown in the accompanying consolidated statement of income as a cumulative effect of an accounting change in the six months ended November 30, 1999.

Note 3

    In June 2000, the Company issued $400 million of 9 1/4% Senior Notes due 2010. The proceeds were used to retire existing bank debt under the Company's unsecured revolving bank credit agreement.

Note 4

    There have been no material changes to the description of professional and general liability insurance set forth in Note 8A or significant legal proceedings set forth in Note 8B of Notes to Consolidated Financial Statements for the fiscal year ended May 31, 2000.

Tenet Healthcare Corporation and Subsidiaries 5

Note 5

    The table below provides a reconciliation between net income and net cash provided by operating activities for the six months ended November 30, 1999 and 2000:

	1999	2000
	(in millions)
Net income	$244	$329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	266	273
Provision for doubtful accounts	433	419
Deferred income taxes	20	28
Gains on sales of facilities and long-term investments	(68)	—
Other items	35	13
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases and sales of businesses:
Accounts receivable	(588)	(453)
Inventories and other current assets	(27)	(28)
Income taxes payable	161	88
Accounts payable, accrued expenses and other current liabilities	(94)	107
Other long-term liabilities	(12)	(8)
Net expenditures for discontinued operations, impairment and other unusual charges	(45)	(43)

Net cash provided by operating activities	$325	$725

Note 6

    The following table presents a reconciliation of beginning and ending liability balances in connection with impairment and other unusual charges recorded in prior fiscal years as of May 31, 2000 and November 30, 2000:

Reserves related to:	Balances at May 31, 2000	Cash Payments	Balances at November 30, 2000
	(in millions)
Lease cancellations, exit costs and estimated costs to sell or close hospitals and other facilities	$106	$(25)	$81
Severance costs in connection with the implementation of hospital cost-control programs, general overhead-reduction plans, closure of home health agencies and hospitals and termination of physician contracts	17	(5)	12
Accruals for unfavorable lease commitments at six medical offices buildings	12	(1)	11
Termination of physician contracts	4	(4)	—
Other	2	(2)	—

Total	$141	$(37)	$104

    The above liability balances are included in other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets. Cash payments to be applied against these accruals are expected to approximate $45 million in the remainder of fiscal 2001 and $59 million thereafter. There were no impairment or other unusual charges in the six months ended November 30, 2000.

6 Tenet Healthcare Corporation and Subsidiaries

Note 7

    The following is a reconciliation of the numerators and the denominators of the Company's basic and diluted earnings per share computations before the cumulative effect of an accounting change for the three months and six months ended November 30, 1999 and 2000. Income is expressed in millions and weighted average shares are expressed in thousands:

	1999			2000
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months
Basic earnings per share:
Income available to common shareholders	$135	311,512	$0.43	$175	318,035	$0.55

Effect of dilutive stock options and warrants	—	2,233		—	7,691

Diluted earnings per share:
Income available to common shareholders	$135	313,745	$0.43	$175	325,726	$0.54

Six Months
Basic earnings per share:
Income available to common shareholders	$263	311,331	$0.84	$329	314,958	$1.04

Effect of dilutive stock options and warrants	—	2,152		—	6,539

Diluted earnings per share:
Income available to common shareholders	$263	313,483	$0.84	$329	321,497	$1.02

    Outstanding options to purchase 21,337,951 and 80,000 shares of common stock were not included in the computation of earnings per share for the three-month periods ended November 30, 1999 and 2000, respectively, because the options' exercise prices were greater than the average market price of the common stock during the quarters.

    Outstanding options to purchase 22,229,724 and 5,788,281 shares of common stock were not included in the computation of earnings per share for the six-month periods ended November 30, 1999 and 2000, respectively, because the options' exercise prices were greater than the average market price of the common stock during the periods.

Tenet Healthcare Corporation and Subsidiaries 7

Note 8

    The following table sets forth the tax effects allocated to each component of other comprehensive income for the six months ended November 30, 1999 and 2000:

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Securities	Reclassification Adjustment for Gains Included in Net Income	Other Comprehensive Income (Loss)
	(in millions)
1999
Before-tax amount	$(6)	$(49)	$(4)	$(59)
Tax benefit	2	19	1	22

Net-of-tax amount	$(4)	$(30)	$(3)	$(37)

2000
Before-tax amount	$(2)	$22	$(2)	$18
Tax benefit (expense)	1	(7)	1	(5)

Net-of-tax amount	$(1)	$15	$(1)	$13

    The following table sets forth the accumulated other comprehensive income balances, by component, as of November 30, 1999 and 2000:

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Securities	Reclassification Adjustment for Gains Included in Net Income	Accumulated Other Comprehensive Income (Loss)
	(in millions)
1999
Beginning balance	$(3)	$120	$(40)	$77
Current-period change	(4)	(30)	(3)	(37)

Ending balance	$(7)	$90	$(43)	$40

2000
Beginning balance	$(3)	$31	$(98)	$(70)
Current-period change	(1)	15	(1)	13

Ending balance	$(4)	$46	$(99)	$(57)

8 Tenet Healthcare Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

    Operating results for the three and six months ended November 30, 2000 compared to the prior-year periods included the following highlights:

  •
  Growth in patient volumes and revenues

  •
  Improvements in operating margins

  •
  Decrease in bad debts

  •
  Improvements in cash flows from operations

  •
  Reductions of debt

    On a same-facility basis, admissions improved 4.2% over the prior-year quarter, patient revenues were up 10.8% and net inpatient revenues per admission were up 6.2%. Total-company EBITDA margins (the ratio of earnings before interest, taxes, depreciation and amortization to net operating revenues) increased from 16.9% to 18.4%. Bad debt expense as a percentage of net operating revenues decreased by 0.5 percentage points over the prior-year quarter. Net cash provided by operating activities increased by $141 million over the prior-year quarter and by $400 million over the prior year six-month period. The Company paid down its debt by $381 million in the quarter and by $629 million since the beginning of the fiscal year.

    The Company reported income before income taxes of $276 million in the quarter ended November 30, 1999 and $292 million in the quarter ended November 30, 2000. For the six-month periods ended November 30, 1999 and 2000, income before income taxes and cumulative effect of accounting change was $485 million and $549 million, respectively. The November 30, 1999 three- and six-month periods include pretax gains on sales of facilities and long-term investments of $58 million and $68 million, respectively.

    Results of operations for the three- and six months ended November 30, 2000 include the operations of one general hospital acquired in December 1999 and one general hospital acquired in October 2000 and exclude, from the dates of sale or closure, the operations of 17 general hospitals sold or closed during the November 1999 quarter, two hospitals sold or closed in December 1999 and two hospitals sold or closed in March 2000.

Tenet Healthcare Corporation and Subsidiaries 9

    The following is a summary of consolidated operations for the three months and six months ended November 30, 1999 and 2000:

	1999	2000	1999	2000
	(Dollars in millions)		(% of net operating revenues)
Three Months Ended November 30,
Net operating revenues:
Domestic general hospitals	$2,580	$2,788	92.8%	95.6%
Other operations	200	127	7.2%	4.4%

Net operating revenues	2,780	2,915	100.0%	100.0%

Operating expenses:
Salaries and benefits	(1,110)	(1,130)	39.9%	38.8%
Supplies	(387)	(405)	13.9%	13.9%
Provision for doubtful accounts	(210)	(206)	7.6%	7.1%
Other operating expenses	(604)	(637)	21.7%	21.9%
Depreciation	(102)	(105)	3.7%	3.6%
Amortization	(30)	(31)	1.1%	1.1%

Operating income	$337	$401	12.1%	13.8%

Six Months Ended November 30,
Net operating revenues:
Domestic general hospitals	$5,247	$5,532	92.8%	95.2%
Other operations	406	276	7.2%	4.8%

Net operating revenues	5,653	5,808	100.0%	100.0%

Operating expenses:
Salaries and benefits	(2,271)	(2,253)	40.2%	38.8%
Supplies	(794)	(809)	14.0%	13.9%
Provision for doubtful accounts	(433)	(419)	7.7%	7.2%
Other operating expenses	(1,229)	(1,273)	21.7%	21.9%
Depreciation	(204)	(212)	3.6%	3.7%
Amortization	(62)	(61)	1.1%	1.1%

Operating income	$660	$781	11.7%	13.4%

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

10 Tenet Healthcare Corporation and Subsidiaries

    The table below sets forth certain selected historical operating statistics for the Company's domestic general hospitals:

	Three Months ended November 30,				Six Months ended November 30,
	1999	2000	Increase (Decrease)		1999	2000	Increase (Decrease)
Number of hospitals (at end of period)	113	111	(2)	(1)	113	111	(2)	(1)
Licensed beds (at end of period)	27,625	27,008	(2.2)%		27,625	27,008	(2.2)%
Net inpatient revenues (in millions)	$1,704	$1,842	8.1%		$3,411	$3,619	6.1%
Net outpatient revenues (in millions)	$819	$879	7.3%		$1,717	$1,791	4.3%
Admissions	227,419	229,281	0.8%		466,495	457,961	(1.8)%
Equivalent admissions	329,667	329,224	(0.1)%		683,378	661,278	(3.2)%
Average length of stay (days)	5.2	5.2	—		5.2	5.2	—
Patient days	1,184,765	1,192,364	0.6%		2,408,203	2,375,785	(1.3)%
Equivalent patient days	1,695,214	1,690,618	(0.3)%		3,482,930	3,384,326	(2.8)%
Net inpatient revenue per patient day	$1,438	$1,545	7.4%		$1,416	$1,523	7.6%
Net inpatient revenue per admission	$7,493	$8,034	7.2%		$7,312	$7,902	8.1%
Utilization of licensed beds	44.7%	48.6%	3.9	%(1)	43.9%	48.1%	4.2	%(1)
Outpatient visits	2,289,819	2,240,966	(2.1)%		4,758,646	4,517,485	(5.1)%
(1)
The change is the difference between 1999 and 2000 amounts shown.

    The table below sets forth certain selected operating statistics for the Company's domestic general hospitals on a same-facility basis:

	Three Months ended November 30,			Six Months ended November 30,
	1999	2000	Increase (Decrease)	1999	2000	Increase (Decrease)
Average licensed beds	26,802	26,756	(0.2)%	26,818	26,792	(0.1)%
Patient days	1,133,835	1,185,546	4.6%	2,248,715	2,362,592	5.1%
Net inpatient revenue per patient day	$1,461	$1,547	5.9%	$1,450	$1,527	5.3%
Admissions	218,441	227,718	4.2%	436,358	455,006	4.3%
Net inpatient revenue per admission	$7,586	$8,054	6.2%	$7,471	$7,930	6.1%
Outpatient visits	2,186,853	2,212,472	1.2%	4,402,322	4,461,566	1.3%
Average length of stay (days)	5.2	5.2	—	5.2	5.2	—

The table below sets forth the sources of net patient revenues for the Company's domestic general hospitals for the three- and six-month periods ended November 30, 1999 and 2000, expressed as percentages of net patient revenues from all sources:

	Three Months ended November 30,			Six Months ended November 30,
	1999	2000	Increase (Decrease)(1)	1999	2000	Increase (Decrease)(1)
Medicare	31.6%	29.7%	(1.9)%	32.1%	30.5%	(1.6)%
Medicaid	8.5%	8.7%	0.2%	8.3%	8.3%	0.0%
Managed care	41.9%	43.9%	2.0%	40.9%	42.5%	1.6%
Indemnity and other	18.0%	17.7%	(0.3)%	18.7%	18.7%	0.0%

(1)
The change is the difference between the 1999 and 2000 amounts shown.

    The Company continues to experience increases in inpatient acuity and intensity of services as less intensive services shift from an inpatient to an outpatient basis or to alternative health care delivery services because of technological and pharmaceutical improvements, regulatory changes and continued pressures by payers to reduce admissions and lengths of stay. The Company experienced a 1.2% increase in the number of same-facility outpatient visits during the quarter ended November 30, 2000

Tenet Healthcare Corporation and Subsidiaries 11

compared to the year-ago quarter. This is the second consecutive quarterly increase in same-facility outpatient visits since the consolidation or closure of the majority of the Company's home health agencies, in response to the changes in Medicare payments to home health agencies mandated by the Balanced Budget Act of 1997 (BBA).

    Pressures to control health care costs and a shift from traditional Medicare to Medicare managed care plans after the BBA was enacted have resulted in an increase in the number of patients whose health care coverage is provided under managed care plans. Driven by reductions in Medicare payments under the BBA and by the continuing shift from traditional Medicare to Medicare managed care plans, the Company's Medicare revenues declined steadily through the end of September 2000. On October 1, 2000, as a result of the Balanced Budget Relief Act of 2000, the Company began to receive improved Medicare payments. The trend continues and will improve further with the implementation of the new Benefits Improvement and Protection Act of 2000.

    The pricing environment for managed care and other nongovernment payers has improved and the Company expects continuing benefits as it renegotiates and renews contracts with improved terms and continues to terminate capitated arrangements with managed care payers and employers. In most of the markets served by the Company, profitability of capitation arrangements generally has been disappointing to both physicians and hospitals. One of the most significant trends in recent quarters has been the improvement in net revenue per admission. For the quarter ended November 30, 2000, on a total-facility basis, this statistic increased 7.2% over the prior-year quarter and, on a same-facility basis, it increased by 6.2%. Some of the improvement is attributable to benefits from contract changes that are essentially one-time events, that effectively raise overall pricing beyond the actual contract rate increases. Because of these one-time events, growth in revenue per admission may moderate going forward.

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

    Salaries and benefits expense as a percentage of net operating revenues was 39.9% in the quarter ended November 30, 1999 and 38.8% in the current quarter. The decrease is primarily the result of cost-control measures, improved labor productivity and the outsourcing of housekeeping and dietary services in most of the hospitals.

    Supplies expense as a percentage of net operating revenues was 13.9% in both the current and prior year quarters ended November 30. The Company controls supplies expense through improved utilization, improving the supply chain process and by developing and expanding programs designed to improve the purchasing of supplies through its group-purchasing organization.

    The provision for doubtful accounts as a percentage of net operating revenues was 7.6% in the quarter ended November 30, 1999 and 7.1% in the current quarter. The Company continues to take actions which have reduced bad debt expense, including improving the process for collecting receivables, pursuing timely payments from managed care payers, standardizing and improving billing systems and developing best practices in the patient admissions and registration process.

    Other operating expenses as a percentage of net operating revenues were 21.7% for the quarter ended November 30, 1999 and 21.9% for the quarter ended November 30, 2000. The change is

12 Tenet Healthcare Corporation and Subsidiaries

primarily due to increases resulting from outsourcing certain hospital services described above, offset by continuing cost control measures.

    Interest expense, net of capitalized interest of $7 million and $2 million, respectively, was $120 million in the quarter ended November 30, 1999 and $118 million in the current quarter. The decrease is primarily due to lower borrowings, offset by the effect of interest rate increases and the amounts of interest capitalized during the periods.

    Taxes on income as a percentage of income before income taxes were 40.1% in the current quarter, which is in line with the Company's expectations for fiscal 2001. Taxes on income as a percentage of income before income taxes were 38.4% for the prior year quarter, excluding the effect of gains on sales of facilities and investments. Income taxes related to the $58 million gain on sales of facilities and investments in the prior year quarter were $57 million due to the effect of nondeductible goodwill for tax purposes included in the book basis of the assets sold. The increase in the tax rate over the prior year quarter is due primarily to the effect of nondeductible goodwill amortization, partially offset by reduced exposure to tax contingencies.

    Net operating revenues from the Company's other domestic operations were $200 million for the quarter ended November 30, 1999, compared to $127 million for the current quarter. The decrease is primarily the result of terminations and contract expirations of physician practices. The Company has exited more than 60% of these contracts during the past four fiscal quarters and plans to exit another 10% by the end of the current fiscal year. The Company has incurred significant charges in prior periods in connection with its plans to exit these contracts and may incur some additional charges by May 31, 2001 as it evaluates the balance of its physician contracts for possible termination.

Liquidity and Capital Resources

    The Company's liquidity for the six-month periods ended November 30, 1999 and 2000 was derived primarily from the activities shown in the following table:

	1999	2000
	(in millions)
Net cash provided by operating activities	$325	$725
Proceeds from sales of facilities, long-term investments and other assets	643	29
Proceeds from sale of 9 1/4% Senior Notes, due 2010	—	395
Proceeds from stock option exercises	3	132
Borrowings under bank credit agreement	802	210
Repayment of bank credit agreement borrowings	(1,413)	(1,212)
Other loan repayments	(17)	(22)
Purchases of property and equipment	(264)	(239)
Purchases of new businesses, net of cash acquired	—	(13)
Other net investing and financing activities	(77)	(58)

Net increase (decrease) in cash and cash equivalents	$2	$(53)

    Net cash provided by operating activities for the six months ended November 30, 2000 was $768 million before net expenditures of $43 million for discontinued operations, impairment and other unusual charges. Net cash provided by operating activities for the six months ended November 30, 1999 was $370 million before $45 million in expenditures for such charges.

    Management believes that future cash provided by recurring operating activities, the availability of credit under the bank credit agreement and, depending on capital market conditions and to the extent permitted by the restrictive covenants of the credit agreement and the indentures governing the Company's senior and senior subordinated notes, other borrowings or the sale of equity securities

Tenet Healthcare Corporation and Subsidiaries 13

should be adequate to meet known debt service requirements and to finance planned capital expenditures, acquisitions and other presently known operating needs over the next three years. The Company expects to refinance the bank credit agreement before its January 31, 2002 maturity date.

    During the six months ended November 30, 2000, the Company reduced the balance of its bank loans under the bank credit agreement by $1.0 billion. Payments of other long-term debt were $22 million in the November 30, 2000 period.

    Cash payments for property and equipment were $239 million in the six months ended November 30, 2000, compared to $264 million in the corresponding prior-year six-month period. The Company expects to spend approximately $500 million in fiscal 2001 on capital expenditures, before any significant acquisitions of facilities and other health care operations. Such capital expenditures primarily relate to the development of integrated health care systems in selected geographic areas, design and construction of new buildings, expansion and renovation of existing facilities, equipment and systems additions and replacements, introduction of new medical technologies and various other capital improvements.

    The Company's strategy continues to include the prudent development of integrated health care delivery systems, including the possible acquisition of general hospitals and related ancillary health care businesses or joining with others to develop integrated health care delivery networks. All or portions of these activities may be financed by net cash provided by operating activities, the availability of credit under the credit agreement, the sale of assets and, depending on capital market conditions and to the extent permitted by the restrictive covenants of the credit agreement and the indentures governing the Company's senior and senior subordinated notes, other borrowings or the sale of equity securities. The Company's unused borrowing capacity under the $2.8 billion bank credit agreement was $2.3 billion as of December 29, 2000.

    The Company's bank credit agreement and the indentures governing the Company's Senior and Senior Subordinated notes have, among other requirements, affirmative, negative and financial covenants with which the Company must comply. These covenants include, among other requirements, limitations on other borrowings, liens, investments, the sale of all or substantially all assets and prepayment of subordinated debt, a prohibition against the Company declaring or paying a dividend or purchasing its common stock, unless its senior long-term unsecured debt securities are rated BBB- or higher by Standard and Poors' Rating Services and Baa3 or higher by Moody's Investors Service, Inc., and covenants regarding maintenance of specified levels of net worth, debt ratios and fixed charge coverages. Current debt ratings on the Company's senior debt securities are BB+ by Standard and Poors and Ba1 by Moody's. The Company is in compliance with its loan covenants.

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

    The ongoing challenge facing the Company and the health care industry as a whole is to continue to provide quality patient care in an environment of rising costs, strong competition for patients and downward pressures on payment rates by government and other payers. Because of national, state and private industry efforts to reform health care delivery and payment systems, the health care industry as a whole faces increased uncertainty. The Company is unable to predict whether any other health care legislation at the federal and/or state level will be passed in the future and what action it may take in

14 Tenet Healthcare Corporation and Subsidiaries

response to such legislation, but it continues to monitor all proposed legislation and analyze its potential impact in order to formulate its future business strategies.

Forward-Looking Statements

    Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words believes, anticipates, expects, will, may, might, should, surmises, estimates, intends, appears and words of similar import, and statements regarding the Company's business strategy and plans, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and regionally; industry capacity; demographic changes; existing laws and government regulations and changes in, or the failure to comply with, laws and governmental regulations; legislative proposals for health care reform; the ability to enter into managed care provider arrangements on acceptable terms; a shift to or from fee-for-service payment from or to capitated and other risk-based payment systems; a shift from traditional Medicare and Medicaid reimbursement to Medicare and Medicaid managed care plans; changes in Medicare and Medicaid payment or reimbursement levels; liability and other claims asserted against the Company; competition; the loss of any significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care; changes in business strategy or development plans; the ability to attract and retain qualified personnel, including physicians, nurses and other health care professionals; the significant indebtedness of the Company; the availability of suitable acquisition opportunities and the length of time it takes to accomplish acquisitions; the Company's ability to integrate new business with its existing operations; and the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities and other factors referenced in this Quarterly Report on Form 10-Q. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Tenet Healthcare Corporation and Subsidiaries 15

OTHER INFORMATION

Item 1. Legal Proceedings

    Material Developments in Previously Reported Legal Proceedings:

    There have been no material developments in the legal proceedings previously described in the Company's Annual Report on Form 10-K for its fiscal year ended May 31, 2000.

Items 2, 3 and 5 are not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

    The Company's annual meeting of shareholders was held on October 11, 2000. The shareholders elected all of the Company's nominees for director. The shareholders voted in favor of a proposal to approve the Company's Second Amended and Restated 1994 Directors Stock Option Plan. The shareholders also ratified the selection of KPMG LLP as the Company's independent auditors for the fiscal year ended May 31, 2001. The votes were as follows:

1.	Election of Directors	For	Withheld

	Management Nominees
	Jeffrey C. Barbakow	197,960,148	4,434,204
	Lawrence Biondi, S.J.	198,353,197	4,041,155
	Van B. Honeycutt	198,407,792	3,986,560
	Opposition Nominees
	M. Lee Pearce, M.D.	42,145,615	1,010,896
	Michael E. Gallagher	42,019,216	1,137,295
	Joseph M. Rodgers	42,014,048	1,142,463
	Claire S. Farley	42,014,214	1,142,297
2.	Proposal to approve the Company's Second Amended and Restated 1994 Directors Stock Option Plan:
	For:	218,676,102
	Against:	20,456,137
	Abstain:	6,417,624
3.	Ratification of selection of KPMG LLP:
	For:	239,751,993
	Against:	317,316
	Abstain:	5,481,524

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.
(i) None.
(b)	Reports on Form 8-K
(i) None.

16 Tenet Healthcare Corporation and Subsidiaries

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)
Date: January 12, 2001	By:	/s/ DAVID L. DENNIS David L. Dennis Office of the President, Chief Corporate Officer and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ RAYMOND L. MATHIASEN Raymond L. Mathiasen Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)

Tenet Healthcare Corporation and Subsidiaries 17

QuickLinks

TABLE OF CONTENTS
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Condensed Consolidated Balance Sheets
  Condensed Consolidated Statements of Income Three and Six Months ended November 30, 1999 and 2000
CONDENSED CONSOLIDATION FINANCIAL STATEMENTS
  Condensed Consolidated Statements of Comprehensive Income Six Months ended November 30, 1999 and 2000
  Condensed Consolidated Statements of Cash Flows Six Months ended November 30, 1999 and 2000
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE