Form 10-Q
period 2001-02-28
TENET HEALTHCARE CORP
filed 2001-04-12
CIK 70318

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2001.

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-7293

TENET HEALTHCARE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-2557091 (I.R.S. Employer Identification No.)
3820 State Street, Santa Barbara, CA (Address of principal executive offices)	93105 (zip code)

(805) 563-7000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

    As of March 31, 2001 there were 324,233,770 shares of $0.075 par value common stock outstanding.

Table of Contents

Page
Part I. Financial Information
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets as of May 31, 2000 and February 28, 2001	2
Condensed Consolidated Statements of Income for the Three Months and Nine Months ended February 29, 2000 and February 28, 2001	3
Condensed Consolidated Statements of Comprehensive Income for the Nine Months ended February 29, 2000 and February 28, 2001	4
Condensed Consolidated Statements of Cash Flows for the Nine Months ended February 29, 2000 and February 28, 2001	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Part II. Other Information
Item 1. Legal Proceedings	17
Item 6. Exhibits and Reports on Form 8-K	17
Signature	18

Note: Item 3 of Part I and Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

	May 31, 2000	February 28, 2001
	Dollars in Millions
ASSETS
Current assets:
Cash and cash equivalents	$135	$57
Short-term investments in debt securities	110	112
Accounts receivable, less allowance for doubtful accounts ($358 at May 31 and $347 at February 28)	2,506	2,647
Inventories of supplies, at cost	223	219
Deferred income taxes	176	125
Other current assets	444	419

Total current assets	3,594	3,579

Investments and other assets	344	444
Property and equipment, at cost	8,141	8,438
Less accumulated depreciation and amortization	2,247	2,546

Net property and equipment	5,894	5,892

Intangible assets, at cost less accumulated amortization ($501 at May 31 and $592 at February 28)	3,329	3,334

	$13,161	$13,249

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$9	$14
Accounts payable	671	684
Employee compensation and benefits	383	445
Accrued interest payable	155	79
Other current liabilities	694	678

Total current liabilities	1,912	1,900

Long-term debt, net of current portion	5,668	4,856
Other long-term liabilities and minority interests	1,024	1,024
Deferred income taxes	491	529
Shareholders' equity:
Common stock, $0.075 par value; authorized 700,000,000 shares; 317,214,748 shares issued at May 31 and 327,815,473 shares issued at February 28	24	25
Other shareholders' equity	4,112	4,985
Less common stock in treasury, at cost, 3,754,708 shares	(70)	(70)

Total shareholders' equity	4,066	4,940

	$13,161	$13,249

See accompanying Notes to Condensed Consolidated Financial Statements and
Management's Discussion and Analysis of Financial Condition and Results of Operations.

Condensed Consolidated Statements of Income

Three and Nine Months ended February 29, 2000 and February 28, 2001

	Three Months		Nine Months
	2000	2001	2000	2001
	Dollars in Millions, Except Per Share Amounts
Net operating revenues	$2,850	$3,036	$8,503	$8,844

Operating expenses:
Salaries and benefits	1,121	1,178	3,392	3,431
Supplies	401	420	1,195	1,229
Provision for doubtful accounts	214	219	647	638
Other operating expenses	614	641	1,843	1,914
Depreciation	103	108	307	320
Amortization	30	31	92	92
Impairment and other unusual charges	232	—	232	—

Operating income	135	439	795	1,220

Interest expense	(117)	(113)	(361)	(354)
Investment earnings	5	9	16	28
Minority interests in income of consolidated subsidiaries	(6)	(3)	(16)	(13)
Net gains on sales of facilities and long-term investments	51	—	119	—

Income before income taxes	68	332	553	881
Income taxes	(30)	(134)	(252)	(354)

Income before cumulative effect of accounting change	38	198	301	527
Cumulative effect of accounting change, net of taxes	—	—	(19)	—

Net income	$38	$198	$282	$527

Basic earnings (loss) per share:
Income before cumulative effect of accounting change	$0.12	$0.62	$0.96	$1.66
Cumulative effect of accounting change	—	—	(0.06)	—
Net income	0.12	0.62	0.90	1.66
Diluted earnings (loss) per share:
Income before cumulative effect of accounting change	$0.12	$0.60	$0.96	$1.62
Cumulative effect of accounting change	—	—	(0.06)	—
Net income	0.12	0.60	0.90	1.62
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	312,279	321,851	311,646	318,053
Diluted	315,869	330,120	314,277	325,169

See accompanying Notes to Condensed Consolidated Financial Statements and
Management's Discussion and Analysis of Financial Condition and Results of Operations.

Condensed Consolidated Statements of Comprehensive Income

Nine Months ended February 29, 2000 and February 28, 2001

	2000	2001
	Dollars in Millions
Net income	$282	$527
Other comprehensive income (loss):
Foreign currency translation adjustments	(3)	—
Unrealized net holding gains (losses) arising during period	(62)	77
Less: reclassification adjustment for gains included in net income	(60)	(2)

Other comprehensive income (loss) before income taxes	(125)	75
Income tax benefit (expense) related to items of other comprehensive income	47	(26)

Other comprehensive income (loss)	(78)	49

Comprehensive income	$204	$576

See accompanying Notes to Condensed Consolidated Financial Statements and
Management's Discussion and Analysis of Financial Condition and Results of Operations.

Condensed Consolidated Statements of Cash Flows

Nine Months ended February 29, 2000 and February 28, 2001

	2000	2001
	Dollars in Millions
Net cash provided by operating activities	$322	$938

Cash flows from investing activities:
Proceeds from sales of facilities, long-term investments and other assets	654	39
Purchases of property and equipment	(396)	(396)
Purchases of businesses, net of cash acquired	(36)	(13)
Other items	(94)	(37)

Net cash provided by (used in) investing activities	128	(407)

Cash flows from financing activities:
Proceeds from borrowings	1,258	924
Repayments of borrowings	(1,712)	(1,744)
Other items, primarily stock option exercises	13	211

Net cash used in financing activities	(441)	(609)

Net increase (decrease) in cash and cash equivalents	9	(78)
Cash and cash equivalents at beginning of period	29	135

Cash and cash equivalents at end of period	$38	$57

Supplemental disclosures:
Interest paid	$437	$417
Income taxes paid, net of refunds received	176	190
Receivables from sales of facilities and long-term investments	82	—

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

    The Company presumes that users of this interim financial information have read or have access to the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnotes and other disclosures that would substantially duplicate the disclosures contained in the Company's most recent annual report to security holders have been omitted.

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

Note 2

    On June 1, 1999, the Company changed its method of accounting for start-up costs to expense such costs as incurred in accordance with Statement of Position 98-5, published by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The adoption of the Statement resulted in the write-off of previously capitalized start-up costs as of May 31, 1999 in the amount of $19 million, net of tax benefit, which amount is shown in the accompanying consolidated statement of income as a cumulative effect of an accounting change in the nine months ended February 29, 2000.

Note 3

    In June 2000, the Company issued $400 million of unregistered 9 1/4% Senior Notes due 2010. The proceeds were used to retire existing bank debt under the Company's unsecured revolving bank credit agreement. In October 2000, the unregistered notes were exchanged for $400 million of 9 1/4% Senior Notes registered under the Securities Act of 1933, as amended, and listed on the New York Stock Exchange.

    On March 1, 2001, the Company entered into a new senior unsecured $500 million 364-day credit agreement and a new senior unsecured $1.5 billion 5-year revolving credit agreement, both with the same syndicate of lenders (together, the "New Credit Agreement"). The New Credit Agreement replaced the Company's $2.8 billion five-year revolving bank credit agreement that would have expired on January 31, 2002. The New Credit Agreement allows the Company to borrow, repay and reborrow up to $500 million prior to March 1, 2002 and to borrow, repay and reborrow up to $1.5 billion prior to March 1, 2006.

    Loans under the New Credit Agreement are unsecured and generally bear interest at a base rate equal to the prime rate or, if higher, the federal funds rate plus 0.5%, or, at the option of the Company, an adjusted London interbank offered rate ("LIBOR") plus an interest margin of from 50.0 to 200.0 basis points. The Company has agreed to pay the lenders under the New Credit Agreement an annual facility fee on the total loan commitment at rates ranging from 20.0 to 57.5 basis points. The interest rate margins and the facility fee rates are based on the ratio of the Company's consolidated total debt to consolidated EBITDA (operating income plus depreciation, amortization, impairment and certain other unusual charges).

    The Company's New Credit Agreement and the indentures governing the Company's Senior and Senior Subordinated notes have, among other requirements, affirmative, negative and financial covenants with which the Company must comply. These covenants include, among other requirements, limitations on other borrowings, liens, investments, the sale of all or substantially all assets, prepayment of subordinated debt and the Company declaring or paying a dividend or purchasing its common stock and requirements regarding maintenance of specified levels of net worth, debt ratios and fixed charge coverages. The New Credit Agreement extends the Company's maturities, offers efficient pricing tied to quantifiable credit measures, and has more flexible covenants than the previous credit agreement.

Note 4

    During the quarter ended February 29, 2000, the Company recorded impairment and other unusual charges of $232 million. Of the total charge, $55 million related to the Company's decision to close or sell two general hospitals and other property and equipment and $177 million related to the Company's previously announced plans to terminate or allow the expiration of certain employment and management contracts with approximately 440 physicians. The Company is currently developing plans to exit approximately 50% of its remaining physician practices over the next twelve to eighteen months and may incur certain additional charges in the quarter ending May 31, 2001 as these plans are completed and approved.

    The following table presents a reconciliation of beginning and ending liability balances in connection with impairment and other unusual charges recorded in prior fiscal years as of May 31, 2000 and February 28, 2001:

Reserves related to:	Balances at May 31, 2000	Cash Payments	Other Items	Balances at February 28, 2001
	(in millions)
Lease cancellations, exit costs and estimated costs to sell or close hospitals and other facilities	$106	$(54)	$(5)	$47
Severance costs in connection with the implementation of hospital cost-control programs, general overhead-reduction plans, closure of home health agencies and hospitals and termination of physician contracts	17	(9)	—	8
Accruals for unfavorable lease commitments at six medical office buildings	12	(2)	—	10
Termination of physician contracts	4	(4)	—	—
Other	2	(2)	—	—

Total	$141	$(71)	$(5)	$65

    The above liability balances are included in other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets. Cash payments to be applied against these accruals are expected to approximate $9 million in the remainder of fiscal 2001 and $56 million thereafter. There were no impairment or other unusual charges in the nine months ended February 28, 2001.

Note 5

    There have been no material changes to the description of professional and general liability insurance set forth in Note 8A or significant legal proceedings set forth in Note 8B of Notes to Consolidated Financial Statements for the fiscal year ended May 31, 2000.

Note 6

    The table below provides a reconciliation between net income and net cash provided by operating activities for the nine months ended February 29, 2000 and February 28, 2001:

	2000	2001
	(in millions)
Net income	$282	$527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	399	412
Provision for doubtful accounts	647	638
Deferred income taxes	(27)	18
Gains on sales of facilities and long-term investments	(119)	—
Impairment and other unusual charges	232	—
Cumulative effect of accounting changes, net of taxes	19	—
Other items	27	20
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases and sales of businesses:
Accounts receivable	(965)	(776)
Inventories and other current assets	(49)	(45)
Income taxes payable	99	144
Accounts payable, accrued expenses and other current liabilities	(132)	128
Other long-term liabilities	(9)	(21)
Net expenditures for discontinued operations, impairment and other unusual charges	(82)	(107)

Net cash provided by operating activities	$322	$938

Note 7

    The following is a reconciliation of the numerators and the denominators of the Company's basic and diluted earnings per share computations before the cumulative effect of an accounting change for the three months and nine months ended February 29, 2000 and February 28, 2001. Income is expressed in millions and weighted average shares are expressed in thousands:

	2000			2001
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months
Basic earnings per share:
Income available to common shareholders	$38	312,279	$0.12	$198	321,851	$0.62

Effect of dilutive stock options and warrants	—	3,590		—	8,269

Diluted earnings per share:
Income available to common shareholders	$38	315,869	$0.12	$198	330,120	$0.60

Nine Months
Basic earnings per share:
Income available to common shareholders	$301	311,646	$0.96	$527	318,053	$1.66

Effect of dilutive stock options and warrants	—	2,631		—	7,116

Diluted earnings per share:
Income available to common shareholders	$301	314,277	$0.96	$527	325,169	$1.62

    Outstanding options to purchase 16,454,797 shares of common stock were not included in the computation of earnings per share for the three-month period ended February 29, 2000 because the options' exercise prices were greater than the average market price of the common stock during the quarter and therefore were antidilutive.

    Outstanding options to purchase 20,304,748 and 3,858,854 shares of common stock were not included in the computation of earnings per share for the nine-month periods ended February 29, 2000 and February 28, 2001, respectively, because the options' exercise prices were greater than the average market price of the common stock during the periods and therefore were antidilutive.

Note 8

    The following table sets forth the tax effects allocated to each component of other comprehensive income for the nine months ended February 29, 2000 and February 28, 2001:

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Securities	Reclassification Adjustment for Gains Included in Net Income	Other Comprehensive Income (Loss)
	(in millions)
2000
Before-tax amount	$(3)	$(62)	$(60)	$(125)
Tax benefit	1	26	20	47

Net-of-tax amount	$(2)	$(36)	$(40)	$(78)

2001
Before-tax amount	$—	$77	$(2)	$75
Tax benefit (expense)	—	(27)	1	(26)

Net-of-tax amount	$—	$50	$(1)	$49

    The following table sets forth the accumulated other comprehensive income balances, by component, as of February 29, 2000 and February 28, 2001:

	Foreign Currency Translation Adjustments	Unrealized Holding Gains (Losses) on Securities	Reclassification Adjustment for Gains Included in Net Income	Accumulated Other Comprehensive Income (Loss)
	(in millions)
2000
Beginning balance	$—	$77	$—	$77
Current-period change	(2)	(36)	(40)	(78)

Ending balance	$(2)	$41	$(40)	$(1)

2001
Beginning balance	$(3)	$31	$(98)	$(70)
Current-period change	—	50	(1)	49

Ending balance	$(3)	$81	$(99)	$(21)

Management's Discussion & Analysis of
Financial Condition and Results of Operations

Results of Operations

    Operating results for the three and nine months ended February 28, 2001 compared to the prior-year periods included the following highlights:

  •
  Growth in patient revenues

  •
  Improvements in operating margins

  •
  Continuing improvements in cost controls

  •
  Decrease in bad debts

  •
  Improvements in cash flows from operations

  •
  Reductions of debt

    For the quarter ended February 28, 2001, on a same-facility basis, patient revenues and net inpatient revenues per admission increased 9.0% and 8.3%, respectively over the prior-year-quarter. Total-company EBITDA margins (the ratio of earnings before interest, taxes, depreciation and amortization to net operating revenues) increased from 17.5% in the prior-year-quarter to 19.0% for the quarter ended February 28, 2001. Bad debt expense as a percentage of net operating revenues decreased by 0.3 percentage points over the prior-year quarter. Net cash provided by operating activities increased by $216 million over the prior-year quarter and by $616 million over the prior- year nine-month period. The Company paid down its debt by $191 million in the quarter and by $820 million since the beginning of the fiscal year.

    The Company reported income before income taxes of $68 million in the quarter ended February 29, 2000 and $332 million in the quarter ended February 28, 2001. For the nine-month periods ended February 29, 2000 and February 28, 2001, income before income taxes and cumulative effect of accounting change was $553 million and $881 million, respectively. The February 29, 2000 quarter includes impairment and other unusual charges of $232 million described below. The February 29, 2000 three- and nine-month periods also include pretax gains on sales of facilities and long-term investments of $51 million and $119 million, respectively.

    Results of operations for the three- and nine months ended February 28, 2001 include the operations of one general hospital acquired in December 1999 and one general hospital acquired in October 2000 and exclude, from the dates of sale or closure, the operations of 17 general hospitals sold or closed during the November 1999 quarter, two hospitals sold or closed in December 1999, two hospitals sold or closed in March 2000 and one hospital sold in January 2001.

    The following is a summary of consolidated operations for the three months and nine months ended February 29, 2000 and February 28, 2001:

	2000	2001	2000	2001
	(Dollars in millions)		(% of net operating revenues)
Three Months
Net operating revenues:
Domestic general hospitals	$2,683	$2,918	94.1%	96.1%
Other operations	167	118	5.9%	3.9%

Net operating revenues	2,850	3,036	100.0%	100.0%

Operating expenses:
Salaries and benefits	(1,121)	(1,178)	39.3%	38.8%
Supplies	(401)	(420)	14.1%	13.8%
Provision for doubtful accounts	(214)	(219)	7.5%	7.2%
Other operating expenses	(614)	(641)	21.5%	21.1%
Depreciation	(103)	(108)	3.6%	3.6%
Amortization	(30)	(31)	1.1%	1.0%
Impairment and other unusual charges	(232)	—	8.1%	—

Operating income	$135	$439	4.7%	14.5%

Nine Months
Net operating revenues:
Domestic general hospitals	$7,930	$8,450	93.3%	95.5%
Other operations	573	394	6.7%	4.5%

Net operating revenues	8,503	8,844	100.0%	100.0%

Operating expenses:
Salaries and benefits	(3,392)	(3,431)	39.9%	38.8%
Supplies	(1,195)	(1,229)	14.1%	13.9%
Provision for doubtful accounts	(647)	(638)	7.6%	7.2%
Other operating expenses	(1,843)	(1,914)	21.7%	21.6%
Depreciation	(307)	(320)	3.6%	3.6%
Amortization	(92)	(92)	1.1%	1.0%
Impairment and other unusual charges	(232)	—	2.7%	—

Operating income	$795	$1,220	9.3%	13.8%

    Net operating revenues of domestic general hospitals in the table above include inpatient and outpatient revenues, as well as nonpatient revenues, primarily rental income and services such as cafeteria, gift shops, parking and other miscellaneous revenue. Net operating revenues of other operations consist primarily of revenues from: (i) physician practices, (ii) rehabilitation hospitals, long-term care facilities, psychiatric and specialty hospitals that are located on or near the same campuses as the Company's general hospitals; (iii) the Company's hospital in Barcelona, Spain; (iv) certain health care joint ventures operated by the Company; (v) subsidiaries of the Company offering managed care and indemnity products; and (vi) equity in the earnings of unconsolidated affiliates.

    The table below sets forth certain selected historical operating statistics for the Company's domestic general hospitals:

	Three Months Ended February 29 and 28				Nine Months Ended February 29 and 28
	2000	2001	Increase (Decrease)		2000	2001	Increase (Decrease)
Number of hospitals (at end of period)	112	110	(2	)(1)	112	110	(2	)(1)
Licensed beds (at end of period)	27,414	26,931	(1.8)%		27,414	26,931	(1.8)%
Net inpatient revenues (in millions)	$1,831	$1,987	8.5%		$5,242	$5,606	6.9%
Net outpatient revenues (in millions)	$795	$864	8.7%		$2,512	$2,655	5.7%
Admissions	239,792	239,074	(0.3)%		706,287	697,035	(1.3)%
Equivalent admissions	335,658	334,340	(0.4)%		1,019,036	995,618	(2.3)%
Average length of stay (days)	5.3	5.3	—		5.2	5.2	—
Patient days	1,274,739	1,269,277	(0.4)%		3,682,942	3,645,062	(1.0)%
Equivalent patient days	1,770,750	1,755,163	(0.9)%		5,253,680	5,139,489	(2.2)%
Net inpatient revenue per patient day	$1,436	$1,565	9.0%		$1,423	$1,538	8.1%
Net inpatient revenue per admission	$7,636	$8,311	8.8%		$7,422	$8,043	8.4%
Utilization of licensed beds	51.1%	52.3%	1.2	%(1)	46.2%	49.5%	3.3	%(1)
Outpatient visits	2,220,852	2,216,645	(0.2)%		6,979,498	6,734,130	(3.5)%

(1)
The change is the difference between 2000 and 2001 amounts shown.

    The table below sets forth certain selected operating statistics for the Company's domestic general hospitals on a same-facility basis:

	Three Months Ended February 29 and 28			Nine Months Ended February 29 and 28
	2000	2001	Increase	2000	2001	Increase
Average licensed beds	26,835	26,887	0.2%	26,824	26,823	—
Patient days	1,253,682	1,266,118	1.0%	3,502,397	3,628,710	3.6%
Net inpatient revenue per patient day	$1,450	$1,566	8.0%	$1,450	$1,541	6.3%
Admissions	236,518	238,127	0.7%	672,876	693,133	3.0%
Net inpatient revenue per admission	$7,687	$8,327	8.3%	$7,547	$8,066	6.9%
Outpatient visits	2,193,849	2,209,057	0.7%	6,596,171	6,670,623	1.1%
Average length of stay (days)	5.3	5.3	—	5.2	5.2	—

    The table below sets forth the sources of net patient revenues for the Company's domestic general hospitals for the three- and nine-month periods ended February 29, 2000 and February 28, 2001, expressed as percentages of net patient revenues from all sources:

	Three Months			Nine Months
	2000	2001	Increase (Decrease)(1)	2000	2001	Increase (Decrease)(1)
Medicare	33.0%	30.1%	(2.9)%	32.4%	30.3%	(2.1)%
Medicaid	8.6%	8.2%	(0.4)%	8.4%	8.3%	(0.1)%
Managed care	40.6%	43.8%	3.2%	40.8%	42.9%	2.1%
Indemnity and other	17.8%	17.9%	0.1%	18.4%	18.5%	0.1%

(1)
The change is the difference between the 2000 and 2001 amounts shown.

    Although the rate of increase is slowing, the Company continues to experience increases in inpatient acuity and intensity of services as less intensive services shift from an inpatient to an outpatient basis or to alternative health care delivery services because of technological and pharmaceutical improvements, regulatory changes and continued pressures by payers to reduce admissions and lengths of stay. The number of same-facility outpatient visits during the quarter ended

February 28, 2001 compared to the year-ago quarter increased for the third consecutive quarter since the consolidation or closure of the majority of the Company's home health agencies in response to the changes in Medicare payments to home health agencies mandated by the Balanced Budget Act of 1997 (BBA). The increases for the August 31, 2000, November 30, 2000 and February 28, 2001 quarters were 1.5%, 1.2% and 0.7%, respectively.

    Pressures to control health care costs and a shift from traditional Medicare to Medicare managed care plans after the BBA was enacted have resulted in an increase in the number of patients whose health care coverage is provided under managed care plans. Driven by reductions in Medicare payments under the BBA and by the continuing shift from traditional Medicare to Medicare managed care plans, the Company's Medicare revenues declined steadily through the end of September 2000. On October 1, 2000, as a result of the Balanced Budget Relief Act of 2000, the Company began to receive improved Medicare payments. The trend continues and will improve further with the implementation of the new Benefits Improvement and Protection Act of 2000 beginning in April 2001.

    The pricing environment for managed care and other nongovernment payers has improved and the Company expects continuing benefits as it renegotiates and renews contracts with improved terms and continues to terminate capitated arrangements with managed care payers and employers. In most of the markets served by the Company, profitability of capitation arrangements generally has been disappointing to both physicians and hospitals. One of the most significant trends in recent quarters has been the improvement in net revenue per admission. For the quarter ended February 28, 2001, on a total-facility basis, this statistic increased 8.8% over the prior-year quarter and, on a same-facility basis, it increased by 8.3%. Some of the improvement is attributable to benefits from contract changes that are essentially one-time events, that effectively raise overall pricing beyond the actual contract rate increases. Because of these one-time events, growth in revenue per admission may moderate going forward.

    To address all the changes impacting the health care industry, while continuing to provide quality care to patients, the Company has implemented strategies to reduce inefficiencies, create synergies, obtain additional business and control costs. In the past two years, such strategies have included hospital cost-control programs and overhead-reduction plans and the enhancement of integrated health care delivery systems. The Company has positioned itself for potential additional future cost savings, for example, by outsourcing housekeeping and dietary services in most of its hospitals. Further consolidations and implementation of additional cost-control programs and other operating efficiencies may be undertaken in the future.

    Net operating revenues from the Company's other domestic operations were $167 million for the quarter ended February 29, 2000, compared to $118 million for the current quarter. The decrease is primarily the result of terminations and contract expirations of physician practices. The Company has exited more than 75% of these contracts as of February 28, 2001 and is currently developing plans to exit approximately 50% of the remaining practices over the next twelve to eighteen months. The Company may incur certain additional charges in the quarter ending May 31, 2001 as these plans are completed and approved.

    Salaries and benefits expense as a percentage of net operating revenues was 39.3% in the quarter ended February 29, 2000 and 38.8% in the current quarter. The decrease is primarily the result of cost-control measures, improved labor productivity and the outsourcing of housekeeping and dietary services in most of the hospitals.

    Supplies expense as a percentage of net operating revenues was 14.1% in the quarter ended February 29, 2000 and 13.8% in current year quarter. The Company controls supplies expense through improved utilization, improving the supply chain process and by developing and expanding programs designed to improve the purchasing of supplies through Broadlane, Inc. its group-purchasing organization.

    The provision for doubtful accounts as a percentage of net operating revenues was 7.5% in the quarter ended February 29, 2000 and 7.2% in the current quarter. The Company continues to focus on initiatives that have reduced bad debt expense, including improving the process for collecting receivables, pursuing timely payments from managed care payers, standardizing and improving billing systems and developing best practices in the patient admissions and registration process.

    Other operating expenses as a percentage of net operating revenues were 21.5% for the quarter ended February 29, 2000 and 21.1% for the quarter ended February 28, 2001. The change is primarily due to continuing cost control measures partially offset by increases resulting from outsourcing certain hospital services described above.

    During the quarter ended February 29, 2000, the Company recorded impairment and other unusual charges of $232 million. Of the total charge, $177 million related to the Company's previously announced plans to terminate or allow the expiration of certain employment and management contracts with approximately 440 physicians and $55 million related to the Company's decision to close or sell two general hospitals and other property and equipment.

    Interest expense, net of capitalized interest of $7 million and $2 million, respectively, was $117 million in the quarter ended February 29, 2000 and $113 million in the current quarter. The decrease is primarily due to lower borrowings, offset by the effect of interest rate increases and the amounts of interest capitalized during the periods.

    Taxes on income as a percentage of income before income taxes were 40.4% in the current quarter, which is in line with the Company's expectations for fiscal 2001. Taxes on income as a percentage of income before income taxes were 38.7% for the prior year quarter, excluding the effect of impairment and other unusual charges, as well as gains on sales of facilities and long-term investments. Income taxes related to the gains on sales of facilities and long-term investments were $20 million for the three months ended February 29, 2000 and $82 million for the nine months ended February 29, 2000 due to the effect of nondeductible goodwill for tax purposes included in the book basis of the assets sold. The increase in the tax rate over the prior year quarter is due primarily to the effect of nondeductible goodwill amortization, partially offset by reduced exposure to tax contingencies.

Liquidity and Capital Resources

    The Company's liquidity for the nine-month periods ended February 29, 2000 and February 28, 2001 was derived primarily from the activities shown in the following table:

	2000	2001
	(in millions)
Net cash provided by operating activities	$322	$938
Proceeds from sales of facilities, long-term investments and other assets	654	39
Proceeds from sale of 9 1/4% Senior Notes due 2010, net	—	395
Proceeds from stock option exercises	12	222
Borrowings under bank credit agreement	1,258	525
Repayment of bank credit agreement borrowings	(1,663)	(1,722)
Other loan repayments	(49)	(22)
Purchases of property and equipment	(396)	(396)
Purchases of new businesses, net of cash acquired	(36)	(13)
Other net investing and financing activities	(93)	(44)

Net increase (decrease) in cash and cash equivalents	$9	$(78)

    Net cash provided by operating activities for the nine months ended February 28, 2001 was $1.045 billion before net expenditures of $107 million for discontinued operations, impairment and other unusual charges. Net cash provided by operating activities for the nine months ended February 29, 2000 was $404 million before $82 million in expenditures for such charges.

    On March 1, 2001, the Company entered into a new senior unsecured $500 million 364-day credit agreement and a new senior unsecured $1.5 billion 5-year revolving credit agreement, both with the same syndicate of lenders (together, the "New Credit Agreement"). The New Credit Agreement replaced the Company's $2.8 billion five-year revolving bank credit agreement that would have expired on January 31, 2002.

    Management believes that future cash provided by recurring operating activities, the availability of credit under the New Credit Agreement and, depending on capital market conditions and to the extent permitted by the restrictive covenants of the New Credit Agreement and the indentures governing the Company's senior and senior subordinated notes, other borrowings or the sale of equity securities will be adequate to meet known debt service requirements and to finance planned capital expenditures, acquisitions and other presently known operating needs over the next three years.

    Cash payments for property and equipment were $396 million in the nine months ended February 28, 2001, as well as in the corresponding prior-year nine-month period. The Company expects to spend approximately $550 - $600 million in fiscal 2001 on capital expenditures, before any significant acquisitions of facilities and other health care operations and expects to increase this level of spending in fiscal 2002. Such capital expenditures primarily relate to the development of integrated health care systems in selected geographic areas, design and construction of new buildings, expansion and renovation of existing facilities, equipment and systems additions and replacements, introduction of new medical technologies and various other capital improvements.

    The Company's New Credit Agreement and the indentures governing the Company's Senior and Senior Subordinated notes have, among other requirements, affirmative, negative and financial covenants with which the Company must comply. These covenants include, among other requirements, limitations on other borrowings, liens, investments, the sale of all or substantially all assets, prepayment of subordinated debt and the Company declaring or paying a dividend or purchasing its common stock and requirements regarding maintenance of specified levels of net worth, debt ratios and fixed charge coverages. The Company's New Credit Agreement extends the Company's maturities, offers efficient pricing tied to quantifiable credit measures, and has more flexible covenants than the previous credit agreement.

    The Company's strategy continues to include the prudent development of integrated health care delivery systems, including the possible acquisition of general hospitals and related ancillary health care businesses or joining with others to develop integrated health care delivery networks. All or portions of these activities may be financed by net cash provided by operating activities, the availability of credit under the New Credit Agreement, the sale of assets and, depending on capital market conditions and to the extent permitted by the restrictive covenants of the New Credit Agreement and the indentures governing the Company's senior and senior subordinated notes, other borrowings or the sale of equity securities. The Company's unused borrowing capacity under the $2.0 billion New Credit Agreement was $1.75 billion as of March 31, 2001.

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

Other Information

Item 1.  Legal Proceedings

    As the Company previously announced, the U.S. Attorney for the Southern District of Florida has decided to intervene in the case of United States of America ex. rel. Sal A. Barbera vs. Tenet Healthcare Corporation. To the Company's knowledge, the lawsuit is focused on a limited number of physician employment agreements in a single group practice at one subsidiary hospital in South Florida. The contracts were entered into between 1993 and early 1995, before the Company acquired the subsidiary that owns the hospital.

    The Company intends to vigorously defend itself. The Company previously disclosed the existence of the government inquiry and subpoena related to this lawsuit in its Forms 10-K for its fiscal years ended May 31, 1998 and 1999. The Company does not believe that this lawsuit will have a material adverse effect on its business, financial condition or results of operations.

Items 2, 3, 4 and 5 are not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)
Exhibits.

(10)
Material Contracts

(a)
$1,500,000,000 Five-Year Credit Agreement, dated as of March 1, 2001, among the Company, as Borrower, the Lenders, Managing Agents and Co-Agents party thereto, the Swingline Bank party thereto, The Bank of New York, The Bank of Nova Scotia and Salomon Smith Barney, Inc. as Documentation Agents, Bank of America, N.A. as Syndication Agent and Morgan Guaranty Trust Company of New York as Administrative Agent.

(b)
$500,000,000 364-Day Credit Agreement, dated as of March 1, 2001, among the Company, as Borrower, the Lenders, Managing Agents and Co-Agents party thereto, The Bank of New York, The Bank of Nova Scotia and Salomon Smith Barney, Inc. as Documentation Agents, Bank of America, N.A. as Syndication Agent and Morgan Guaranty Trust Company of New York as Administrative Agent.

(b)
Reports on Form 8-K

(i)
None.

Signature

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION
(Registrant)
Date: April 12, 2001	/s/ DAVID L. DENNIS David L. Dennis Office of the President, Chief Corporate Officer and Chief Financial Officer (Principal Financial Officer)
/s/ RAYMOND L. MATHIASEN Raymond L. Mathiasen Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)

QuickLinks

Table of Contents
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Income Three and Nine Months ended February 29, 2000 and February 28, 2001
Condensed Consolidated Statements of Comprehensive Income Nine Months ended February 29, 2000 and February 28, 2001
Condensed Consolidated Statements of Cash Flows Nine Months ended February 29, 2000 and February 28, 2001
Notes to Condensed Consolidated Financial Statements
Management's Discussion & Analysis of Financial Condition and Results of Operations
Other Information
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
Signature