Form 10-Q
period 2001-08-31
TENET HEALTHCARE CORP
filed 2001-10-12
CIK 70318

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
August 31, 2001.

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

    As of September 30, 2001 there were 325,477,858 shares of $0.075 par value common stock outstanding.

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets as of May 31, 2001 and August 31, 2001	2
Condensed Consolidated Statements of Income for the Three Months ended August 31, 2000 and 2001	3
Condensed Consolidated Statements of Comprehensive Income for the Three Months ended August 31, 2000 and 2001	4
Condensed Consolidated Statements of Cash Flows for the Three Months ended August 31, 2000 and 2001	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Part II. Other Information
Item 1. Legal Proceedings	17
Item 6. Exhibits and Reports on Form 8-K	17
Signature	18

Note: Item 3 of Part I and Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

Condensed Consolidated Balance Sheets
Dollars in Millions

	May 31, 2001	August 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$62	$66
Short-term investments in debt securities	104	103
Accounts receivable, less allowance for doubtful accounts ($333 at May 31 and $339 at August 31)	2,386	2,348
Inventories of supplies, at cost	214	223
Deferred income taxes	155	166
Other current assets	305	375

Total current assets	3,226	3,281

Investments and other assets	395	359
Property and equipment, at cost less accumulated depreciation and amortization	5,976	6,221
Costs in excess of net assets acquired, less accumulated amortization ($516 at May 31 and $540 at August 31)	3,265	3,345
Other intangible assets, at cost less accumulated amortization ($90 at May 31 and $100 at August 31)	133	170

	$12,995	$13,376

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$25	$30
Accounts payable	775	801
Employee compensation and benefits	476	409
Accrued interest payable	132	43
Other current liabilities	758	813

Total current liabilities	2,166	2,096

Long-term debt, net of current portion	4,202	4,362
Other long-term liabilities and minority interests	994	1,045
Deferred income taxes	554	589
Shareholders' equity:
Common stock, $0.075 par value; authorized 700,000,000 shares; 329,222,000 shares issued at May 31 and 332,305,820 shares issued at August 31	25	25
Additional paid-in capital	2,898	3,025
Accumulated other comprehensive loss	(44)	(28)
Retained earnings	2,270	2,426
Less common stock in treasury, at cost, 3,754,708 shares at May 31 and 5,500,208 shares at August 31	(70)	(164)

Total shareholders' equity	5,079	5,284

	$12,995	$13,376

See accompanying Notes to Condensed Consolidated Financial Statements and
Management's Discussion and Analysis of Financial Condition and Results of Operations.

Condensed Consolidated Statements of Income
Three Months ended August 31, 2000 and 2001
Dollars in Millions, Except Per Share Amounts

	2000	2001
Net operating revenues	$2,893	$3,297

Operating expenses:
Salaries and benefits	1,123	1,270
Supplies	404	466
Provision for doubtful accounts	213	246
Other operating expenses	636	689
Depreciation	107	115
Amortization	30	34

Operating income	380	477

Interest expense	(123)	(97)
Investment earnings	6	9
Minority interests in income of consolidated subsidiaries	(6)	(7)
Income before income taxes	257	382

Income taxes	(103)	(158)

Income before extraordinary charge	154	224
Extraordinary charge from early extinguishment of debt, net of taxes	—	(69)

Net income	$154	$155

Basic earnings (loss) per share:
Income before extraordinary charge	$0.49	$0.69
Extraordinary charge	—	(0.21)
Net income	0.49	0.48
Diluted earnings (loss) per share:
Income before extraordinary charge	$0.48	$0.67
Extraordinary charge	—	(0.21)
Net income	0.48	0.46
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	314,355	326,345
Diluted	319,743	335,603

See accompanying Notes to Condensed Consolidated Financial Statements and
Management's Discussion and Analysis of Financial Condition and Results of Operations.

Condensed Consolidated Statements of Comprehensive Income
Three Months ended August 31, 2000 and 2001
Dollars in Millions

	2000	2001
Net income	$154	$155
Other comprehensive income (loss):
Foreign currency translation adjustments	(1)	2
Unrealized net holding gains arising during period	31	22
Less: reclassification adjustment for gains included in net income	(2)	—

Other comprehensive income before income taxes	28	24
Income tax expense related to items of other comprehensive income	(10)	(8)

Other comprehensive income	18	16

Comprehensive income	$172	$171

See accompanying Notes to Condensed Consolidated Financial Statements and
Management's Discussion and Analysis of Financial Condition and Results of Operations.

Condensed Consolidated Statements of Cash Flows
Three Months ended August 31, 2000 and 2001
Dollars in Millions

	2000	2001
Net cash provided by operating activities	$271	$487

Cash flows from investing activities:
Proceeds from sales of facilities, long-term investments and other assets	23	1
Purchases of property and equipment	(120)	(209)
Purchases of businesses, net of cash acquired	(9)	(248)
Other items	(5)	(52)

Net cash used in investing activities	(111)	(508)

Cash flows from financing activities:
Proceeds from borrowings	511	1,437
Repurchases of Senior and Senior Subordinated Notes	—	(1,221)
Payments of borrowings	(758)	(179)
Purchases of treasury stock	—	(94)
Proceeds from exercise of stock options	39	70
Other items	(4)	12

Net cash provided by (used in) financing activities	(212)	25

Net increase (decrease) in cash and cash equivalents	(52)	4
Cash and cash equivalents at beginning of period	135	62

Cash and cash equivalents at end of period	$83	$66

Supplemental disclosures:
Interest paid	$201	$182
Income taxes paid, net of refunds received	(5)	(2)

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

Note 2

    In July 2001 the Company's subsidiaries acquired two general hospitals and opened one general hospital in Florida. The purchase price of the acquired hospitals was approximately $244 million in cash. The acquisitions have been accounted for as purchases. The results of operations of the acquired businesses have been included in the Company's consolidated financial statements from the dates of acquisition. Subsequent to the end of the quarter, the Company sold one general hospital in Texas and signed definitive agreements to purchase two general hospitals in California for approximately $55 million and one general hospital in St. Louis, Missouri for approximately $26 million.

Note 3

    The Company has determined that it will not adopt Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets," early as permitted under the standard, but will adopt it as of June 1, 2002 as required by the standard. The table below shows the Company's income before extraordinary charge and net income for the quarters ended August 31, 2000 and 2001 on a pro forma basis as if the cessation of goodwill amortization required by the new standard had occurred as of June 1, 2000:

	2000	2001
Income before extraordinary charge, as reported	$154	$224
Goodwill amortization, net of applicable income tax benefits	21	22

Pro forma income before extraordinary charge	$175	$246

Net income, as reported	$154	$155
Goodwill amortization, net of applicable income tax benefits	21	22

Pro forma net income	$175	$177

Diluted earnings per share:
Income before extraordinary charge, as reported	$0.48	$0.67
Goodwill amortization, net of applicable income tax benefits	0.07	0.06

Pro forma income before extraordinary charge	$0.55	$0.73

Net income, as reported	$0.48	$0.46
Goodwill amortization, net of applicable income tax benefits	0.07	0.06

Pro forma net income	$0.55	$0.52

Note 4

    During the quarter ended August 31, 2001, the Company repurchased approximately $1.1 billion of portions of various issues of its Senior Notes. The transactions were funded with cash and borrowings under the Company's senior unsecured revolving credit agreements. In connection with the repurchase of debt, the Company recorded an extraordinary charge from early extinguishment of debt in the amount of $69 million, net of tax benefits of $41 million.

Note 5

    In August 2001, acting under authorization of the Board of Directors to repurchase up to 10 million shares of its common stock to offset the dilutive effect of employee stock option exercises, the Company purchased 1,745,500 shares of its common stock for $94 million on the open market at an average cost of $54.15 per share. The purchased shares are held as treasury stock. In September 2001, the Company purchased an additional 1,625,000 shares of its common stock for $93 million at an average cost of $57.43 per share. The Company has also established forward agreements with a counterparty for the purchase of $231 million of Tenet common stock (4 million shares at $57.82 per share). Approximately one half of these agreements will settle in December 2001 and approximately one half will settle in March 2002. The Company, at its option, can settle through full physical, net-share or net-cash settlement.

Note 6

    There have been no material changes to the description of professional and general liability insurance or other claims and lawsuits set forth in Note 8 of Notes to Consolidated Financial Statements for the fiscal year ended May 31, 2001.

Note 7

    The table below provides a reconciliation between net income and net cash provided by operating activities for the three months ended August 31, 2000 and 2001:

	2000	2001
	(in millions)
Net income	$154	$155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137	149
Provision for doubtful accounts	213	246
Deferred income taxes	58	18
Income tax benefit related to stock option exercises	12	54
Extraordinary charge from early extinguishment of debt	—	69
Other items	7	10
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable	(224)	(209)
Inventories and other current assets	(11)	(53)
Accounts payable, accrued expenses and other current liabilities	(53)	50
Other long-term liabilities	3	11
Net expenditures for discontinued operations, impairment and other unusual charges	(25)	(13)

Net cash provided by operating activities	$271	$487

Note 8

    The following table presents a reconciliation of beginning and ending liability balances in connection with impairment and other unusual charges as of May 31, 2001 and August 31, 2001:

Reserves related to:	Balances at May 31, 2001	Cash Payments	Balances at August 31, 2001
	(in millions)
Lease cancellations, exit costs and estimated costs to sell or close hospitals and other facilities	$85	$(4)	$81
Severance costs in connection with the implementation of hospital cost-control programs, general overhead-reduction plans, closure of home health agencies, closure of hospitals and termination of physician contracts	12	(3)	9
Accruals for unfavorable lease commitments at six medical offices buildings	10	(1)	9
Buyout of physician contracts	28	—	28

Total	$135	$(8)	$127

    The above liability balances are included in other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets. Cash payments to be applied against these accruals are expected to approximate $80 million in the remainder of fiscal 2002 and $47 million thereafter. There were no impairment or other unusual charges in the three months ended August 31, 2000 and 2001.

Note 9

    The following is a reconciliation of the numerators and the denominators of the Company's basic and diluted earnings per common share computations for income before extraordinary charge for the three months ended August 31, 2000 and 2001. Income is expressed in millions and weighted average shares are expressed in thousands:

	2000			2001
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic earnings per share:
Income available to common shareholders	$154	314,355	$0.49	$224	326,345	$0.69
Effect of dilutive stock options and warrants	—	5,388	(0.01)	—	9,258	(0.02)

Diluted earnings per share:
Income available to common shareholders	$154	319,743	$0.48	$224	335,603	$0.67

    Outstanding options to purchase 11,496,562 and 150,000 shares of common stock were not included in the computation of earnings per share for the three-month periods ended August 31, 2000 and 2001, respectively, because the options' exercise prices were greater than the average market price of the common stock during the quarter.

Note 10

    The following table sets forth the tax effects allocated to each component of other comprehensive income for the three months ended August 31, 2000 and 2001:

	2000			2001
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
	(in millions)			(in millions)
Foreign currency translation adjustment	$(1)	$—	$(1)	$2	$—	$2
Unrealized holding gains on securities	31	(11)	20	22	(8)	14
Less: reclassification adjustment for gains included in net income	(2)	1	(1)	—	—	—

Other comprehensive income	$28	$(10)	$18	$24	$(8)	$16

    The following table sets forth the accumulated other comprehensive income balances, by component, as of August 31, 2000 and 2001:

	2000			2001
	Foreign Currency Items	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Items	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Income (Loss)
	(in millions)			(in millions)
Beginning balance	$(3)	$(67)	$(70)	$(5)	$(39)	$(44)
Current-period change	(1)	19	18	2	14	16

Ending balance	$(4)	$(48)	$(52)	$(3)	$(25)	$(28)

Management's Discussion & Analysis of
Financial Condition and Results of Operations

Results of Operations

    Operating results for the quarter ended August 31, 2001 included the following highlights:

  •
  Growth in patient volumes and revenues

  •
  Improvements in operating margins

  •
  Improvements in cash flows from operations

    On a same-facility basis, admissions improved 3.5% over the prior-year quarter, net patient revenues were up 14.0% and net inpatient revenues per admission were up 13.5%. Total-company EBITDA margins (the ratio of earnings before interest, taxes, depreciation and amortization to net operating revenues) increased from 17.9% to 19.0%. Net cash provided by operating activities increased by $216 million over the prior-year quarter. The Company has reduced its debt by $1.0 billion since the end of the year-ago quarter.

    Results of operations for the quarter ended August 31, 2001 include the operations of four general hospitals acquired and one general hospital opened after the end of the prior-year quarter and exclude the operations of one general hospital sold and certain other facilities closed since then. The following is a summary of consolidated operations for the three months ended August 31, 2000 and 2001:

	2000	2001	2000	2001
	(Dollars in millions)		(% of net operating revenues)
Net operating revenues:
Domestic general hospitals	$2,744	$3,176	94.8%	96.3%
Other operations	149	121	5.2%	3.7%

Net operating revenues	2,893	3,297	100.0%	100.0%

Operating expenses:
Salaries and benefits	(1,123)	(1,270)	38.8%	38.5%
Supplies	(404)	(466)	14.0%	14.1%
Provision for doubtful accounts	(213)	(246)	7.4%	7.5%
Other operating expenses	(636)	(689)	22.0%	20.9%
Depreciation	(107)	(115)	3.7%	3.5%
Amortization	(30)	(34)	1.0%	1.0%

Operating income	$380	$477	13.1%	14.5%

    Net operating revenues of domestic general hospitals in the table above include inpatient and outpatient revenues, as well as nonpatient revenues, primarily rental income and services such as cafeteria, gift shops, parking and other miscellaneous revenue. Net operating revenues of other operations consist primarily of revenues from: (i) physician practices, (ii) rehabilitation hospitals, long-term-care facilities, psychiatric and specialty hospitals, all of which are located on or near the same campuses as the Company's general hospitals; (iii) the Company's hospital in Barcelona, Spain; (iv) health care joint ventures operated by the Company; (v) subsidiaries of the Company offering managed care and indemnity products; and (vi) equity in earnings of unconsolidated affiliates. The table below sets forth certain selected historical operating statistics for the Company's domestic general hospitals:

	2000	2001	Increase
Number of hospitals (at end of period)	110	114	4	(1)
Licensed beds (at end of period)	26,965	28,166	4.5%
Net inpatient revenues (in millions)	$1,777	$2,121	19.4%
Net outpatient revenues (in millions)	$912	$997	9.3%
Admissions	228,680	242,172	5.9%
Equivalent admissions	332,054	350,065	5.4%
Average length of stay (days)	5.2	5.3	0.1	(1)
Patient days	1,183,421	1,275,551	7.8%
Equivalent patient days	1,693,708	1,816,959	7.3%
Net inpatient revenue per patient day	$1,502	$1,663	10.7%
Net inpatient revenue per admission	$7,771	$8,758	12.7%
Utilization of licensed beds	47.6%	49.7%	2.1	%(1)
Outpatient visits	2,276,519	2,310,626	1.5%

(1)
The change is the difference between 2000 and 2001 amounts shown.

    The table below sets forth certain selected operating statistics for the Company's domestic general hospitals on a same-facility basis:

	2000	2001	Increase (Decrease)
Average licensed beds	26,811	26,674	(0.5)%
Patient days	1,176,623	1,238,091	5.2%
Net inpatient revenue per patient day	$1,503	$1,678	11.6%
Admissions	226,751	234,683	3.5%
Net inpatient revenue per admission	$7,802	$8,854	13.5%
Outpatient visits	2,256,120	2,228,697	(1.2)%
Average length of stay (days)	5.2	5.3	0.1 (1)

(1)
The change is the difference between 2000 and 2001 amounts shown.

    The table below sets forth the sources of net patient revenues for the Company's domestic general hospitals for the three-month periods ended August 31, 2000 and 2001, expressed as percentages of net patient revenues from all sources:

	2000	2001	Increase (Decrease)(1)
Medicare	31.2%	31.0%	(0.2)%
Medicaid	8.0%	7.9%	(0.1)%
Managed care	41.1%	42.9%	1.8%
Indemnity and other	19.7%	18.2%	(1.5)%

(1)
The change is the difference between the 2000 and 2001 amounts shown.

    The Company's focus on expansions and additions of core services, such as cardiology, orthopedics and neurology, has led to increases in inpatient acuity and intensity of services. Total-facility admissions increased by 5.9% during the quarter ended August 31, 2001 over the year-ago quarter. The Company experienced a 1.2% decline in same-facility outpatient visits during the quarter ended August 31, 2001 compared to the year-ago quarter. The Company continues to see declines in outpatient visits due to the consolidation or closure of the majority of the Company's home health agencies in response to the changes in Medicare payments to home health agencies mandated by the Balance Budget Act of 1997 (BBA). The Company's outpatient revenue on a same-facility basis increased by 7.1% over the year-ago quarter. The Company is beginning to see a trend in increases in outpatient surgery and outpatient diagnostics, along with a continuing decline in the home health business.

    One of the most significant trends in recent years has been the continuing improvement in net inpatient revenue per admission. On a total-facility basis this statistic increased 12.7% and on a same-facility basis it increased by 13.5% over the year-ago quarter. Some of the improvement is attributable to benefits from contract changes that are essentially one-time events that effectively raise overall pricing beyond the actual contract rate increase. Because of the one-time events and other factors, growth in revenue per admission may moderate going forward. Some improvement can be attributable to the growth in core services, which are higher acuity and higher revenue services. Driven by reductions in Medicare payments under the BBA, the Company's Medicare revenues declined steadily through the end of September 2000. As a result of the Balanced Budget Refinement Act, the Company began to receive improved Medicare payments on October 1, 2000. This trend continues with the implementation of the new Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, which became effective in April 2001.

    The pricing environment for managed care and other nongovernment payors has improved and the Company expects continuing benefits as it renegotiates and renews contracts with improved terms. The Company believes that this trend will remain positive throughout this fiscal year and into the next fiscal year.

    In fiscal 2000, the Company implemented a program designed to improve patient, physician and employee satisfaction by building a true customer-service culture. This program, which is called Target 100, consists of action teams in each hospital that address the concerns of the patients, physicians and employees—the Company's customers. The Company believes the recent improvement in volume trends is attributable, in part, to the implementation of this new program. In addition, the Company continues to experience significant admission growth in the 41-to-50 and 51-to-60 baby boomer age groups. As these baby boomers continue to age, the Company believes their demand for health care will continue to grow.

    To address all the changes impacting the health care industry, while continuing to provide quality care to patients, the Company has implemented strategies to reduce inefficiencies, create synergies, obtain additional business and control costs. In the past three years, such strategies have included the enhancement of integrated health care delivery systems, hospital cost-control programs and overhead-reduction plans. Further consolidations and implementation of additional cost-control programs and other operating efficiencies may be undertaken in the future.

    Net operating revenues from the Company's other domestic operations were $149 million for the three months ended August 31, 2000, compared to $121 million for the current quarter. The decrease is primarily the result of terminations and contract expirations of physician practices. As of August 31, 2001, the Company had exited the majority of the physician practices it had owned.

    Salaries and benefits expense as a percentage of net operating revenues was 38.8% in the quarter ended August 31, 2000 and 38.5% in the current quarter. The decrease is primarily the result of cost-control measures and improved labor productivity.

    Supplies expense as a percentage of net operating revenues was 14.0% in the quarter ended August 31, 2000 and 14.1% in the current quarter. The percentages have remained relatively flat in spite of recent shifts to higher-acuity and more supply-intensive care at most of the Company's hospitals. The Company controls supplies expense through improved utilization, improving the supply chain process and by developing and expanding programs designed to improve the purchasing of supplies through Broadlane, Inc., its subsidiary that provides group-purchasing and other supplies-management services.

    The provision for doubtful accounts as a percentage of net operating revenues was 7.4% in the quarter ended August 31, 2000 and 7.5% in the current quarter and was 7.4% in both periods on a same-facility basis. The shift in the Company's payor mix away from Medicare to managed care have increased bad debt expense, but the Company's cash flow initiatives have mitigated the effects of that trend. Patient accounts receivable days outstanding declined from 80 days at August 31, 2000 to 65.5 days at the end of the current quarter.

    Other operating expenses as a percentage of net operating revenues were 22.0% for the quarter ended August 31, 2000 and 20.9% for the quarter ended August 31, 2001. The decrease is primarily due to many of these expenses being fixed expenses and as a result the percentage has declined with the increase in revenues over the year ago quarter.

    Interest expense, net of capitalized interest, was $123 million in the quarter ended August 31, 2000 and $97 million in the current quarter. The decrease is primarily due to the reduction of debt in fiscal 2001 and lower interest rates.

    Taxes on income as a percentage of income before income taxes were 40.1% for the three months ended August 31, 2000 and 41.4% in the current quarter, which is in line with the Company's expectations of approximately 41% for fiscal 2002.

Liquidity and Capital Resources

    The Company's liquidity for the three month period ended August 31, 2001 was derived primarily from net cash provided by operating activities and borrowings under its unsecured revolving credit agreements as shown in the following table:

2001
(in millions)
Net cash provided by operating activities	$487
Borrowings (net of repayments) under unsecured revolving credit agreements	1,258
Repurchase of Senior and Senior Subordinated Notes	(1,221)
Proceeds from exercises of stock options	70
Purchase of treasury stock	(94)
Purchases of property and equipment	(209)
Purchases of new businesses, net of cash acquired	(248)
Other net investing and financing activities	(39)

Net increase in cash and cash equivalents	$4

    Net cash provided by operating activities for the three months ended August 31, 2001 was $500 million before net expenditures of $13 million for discontinued operations, impairment and other unusual charges. Net cash provided by operating activities for the three months ended August 31, 2000 was $296 million before $25 million in expenditures for such charges.

    Management believes that future cash provided by operating activities, the availability of credit under the credit agreements and, depending on capital market conditions and to the extent permitted by the restrictive covenants of the credit agreements and the indentures governing the Company's

Senior and Senior Subordinated notes, other borrowings or the sale of equity securities should be adequate to meet known debt service requirements and to finance planned capital expenditures, acquisitions and other presently known operating needs over the next three years.

    During the quarter ended August 31, 2001, proceeds from borrowings under the revolving credit agreements amounted to $1.4 billion, of which $1.2 billion of that was used to repurchase Senior and Senior Subordinated Notes. Loan payments under the credit agreements were $175 million.

    Capital expenditures were $209 million in the three months ended August 31, 2001, compared to $120 million in the corresponding prior year period. The Company expects to spend approximately $700 to $800 million in fiscal 2002 on capital expenditures, before any significant acquisitions of facilities and other health care operations. Such capital expenditures primarily relate to the development of integrated health care systems in selected geographic areas, design and construction of new buildings, expansion and renovation of existing facilities, equipment and systems additions and replacements, introduction of new medical technologies and various other capital improvements.

    The Company's strategy continues to include the prudent development of integrated health care delivery systems, including the possible acquisition of general hospitals and related health care businesses or joining with others to develop integrated health care delivery networks. These strategies may be financed by net cash provided by operating activities, the availability of credit under the credit agreements, the sale of assets and, to the extent permitted by the restrictive covenants of the credit agreements and the indentures governing the Company's Senior and Senior Subordinated notes, and depending on capital market conditions, the sale of additional debt or equity securities or other bank borrowings. The Company's unused borrowing capacity under the credit agreements was $605 million as of September 28, 2001.

    The Company's credit agreements and the indentures governing the Company's Senior and Senior Subordinated notes have, among other requirements, affirmative, negative and financial covenants with which the Company must comply. These covenants include, among other requirements, limitations on other borrowings, liens, investments, the sale of all or substantially all assets and prepayment of subordinated debt, and the Company declaring or paying a dividend or purchasing its common stock and covenants regarding maintenance of specified levels of net worth, debt ratios and fixed charge coverages. The Company is in compliance with all of its loan covenants.

Business Outlook

    For many years, significant unused capacity at U.S. hospitals, payor-required preadmission authorization and payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients created an environment where hospital admissions and length of stay declined significantly. More recently, admissions have begun to increase as the baby boomer generation enters the stage of life where hospital utilization increases. Admissions to Tenet hospitals during fiscal 2001 increased the most in the 41-to-50 and 51-to-60 baby boomer age groups. The Company anticipates a long period of increasing demand for hospital services as this population group continues to age and increases its utilization of health care services.

    Simultaneously, the Company has experienced three successive years of significant increases in same-facility inpatient revenue per admission. Given the current outlook for government reimbursement rates and managed care contracting rates, combined with the strong competitive positioning of the Company's integrated health care delivery systems, the Company expects continued strong increases in same-facility inpatient revenue per admission.

    The ongoing challenge facing the Company and the health care industry as a whole is to continue to provide quality patient care in a competitive environment, to attain reasonable rates for the services it provides and to manage its costs. The primary cost pressure facing the Company and the industry is the ongoing increase of labor costs due to a nationwide shortage of nurses. The Company expects the nursing shortage to continue and has implemented various initiatives to better position its hospitals to attract and retain qualified nursing personnel, improve productivity and otherwise manage labor-cost pressures.

Forward-Looking Statements

    Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words believes, anticipates, expects, will, may, might, should, surmises, estimates, intends, appears and words of similar import, and statements regarding the Company's business strategy and plans, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and regionally; industry capacity; demographic changes; changes in, or the failure to comply with, laws and governmental regulations; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid payment or reimbursement, including those resulting from a shift from traditional reimbursement to managed care plans; liability and other claims asserted against the Company; competition; the loss of any significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care; a shortage of raw materials; a breakdown in the distribution process or other factors that may increase the Company's costs of supplies; changes in business strategy or development plans; the ability to attract and retain qualified personnel, including physicians, nurses and other health care professionals, including; the significant indebtedness of the Company; the availability of suitable acquisition opportunities and the length of time it takes to accomplish acquisitions; the Company's ability to integrate new business with its existing operations; and the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities and other factors referenced in this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 1. Legal Proceedings

  Material Developments in Previously Reported Legal Proceedings:

  There have been no material developments in the legal proceedings previously described in the Company's Annual Report on Form 10-K for its fiscal year ended May 31, 2001.

Items 2, 3, 4 and 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  (10)
  Material contracts

  (a)
  Tenet Healthcare Corporation 2001 Stock Incentive Plan

  (b)
  Tenet Healthcare Corporation 2001 Annual Incentive Plan

  (c)
  Tenet Healthcare Corporation Amended and Restated Supplemental Executive Retirement Plan, as amended October 9, 2001

  (b)
  Reports on Form 8-K

  (1)
  Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 29, 2001

Signature

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTH CARE CORPORATION (Registrant)
Date: October 12, 2001	By:	/s/ DAVID L. DENNIS David L. Dennis Office of the President, Chief Corporate Officer and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ RAYMOND L. MATHIASEN Raymond L. Mathiasen Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)

QuickLinks

Form 10-Q
TABLE OF CONTENTS
Condensed Consolidated Balance Sheets Dollars in Millions
Condensed Consolidated Statements of Income Three Months ended August 31, 2000 and 2001 Dollars in Millions, Except Per Share Amounts
Condensed Consolidated Statements of Comprehensive Income Three Months ended August 31, 2000 and 2001 Dollars in Millions
Condensed Consolidated Statements of Cash Flows Three Months ended August 31, 2000 and 2001 Dollars in Millions
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Management's Discussion & Analysis of Financial Condition and Results of Operations
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
Signature