Form 10-Q
period 2001-11-30
TENET HEALTHCARE CORP
filed 2002-01-14
CIK 70318

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 2001.
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-7293

TENET HEALTHCARE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-2557091 (I.R.S. Employer Identification No.)

3820 State Street Santa Barbara, CA 93105 (Address of principal executive offices)

(805) 563-7000 (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days:  Yes /x/  No / /

    As of December 31, 2001 there were 325,457,715 shares of $0.075 par value common stock outstanding.

Note: Item 3 of Part I and Items 2, 3 and 5 of Part II are omitted because they are not applicable.

Tenet Healthcare Corporation and Subsidiaries 1

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dollars in Millions

Condensed Consolidated Balance Sheets

	May 31, 2001	November 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$62	$63
Short-term investments in debt securities	104	103
Accounts receivable, less allowance for doubtful accounts ($333 at May 31 and $325 at November 30)	2,386	2,377
Inventories of supplies, at cost	214	220
Deferred income taxes	155	160
Other current assets	305	347

Total current assets	3,226	3,270

Investments and other assets	395	360
Property and equipment, at cost less accumulated depreciation and amortization	5,976	6,308
Costs in excess of net assets acquired, less accumulated amortization ($516 at May 31 and $561 at November 30)	3,265	3,319
Other intangible assets, at cost less accumulated amortization ($90 at May 31 and $108 at November 30)	133	166

	$12,995	$13,423

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$25	$35
Accounts payable	775	803
Employee compensation and benefits	476	461
Accrued interest payable	132	52
Other current liabilities	758	875

Total current liabilities	2,166	2,226

Long-term debt, net of current portion	4,202	4,321
Other long-term liabilities and minority interests	994	1,029
Deferred income taxes	554	546
Shareholders' equity:
Common stock, $0.075 par value; authorized 700,000,000 shares; 329,222,000 shares issued at May 31 and 333,313,865 shares issued at November 30	25	25
Additional paid-in capital	2,898	3,063
Accumulated other comprehensive loss	(44)	(44)
Retained earnings	2,270	2,514
Less common stock in treasury, at cost, 3,754,708 shares at May 31 and 7,125,208 shares at November 30	(70)	(257)

Total shareholders' equity	5,079	5,301

	$12,995	$13,423

See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and
Analysis of Financial Condition and Results of Operations.

2 Tenet Healthcare Corporation and Subsidiaries

Dollars in Millions, Except Per Share Amounts

Condensed Consolidated Statements of Income
Three and Six Months ended November 30, 2000 and 2001

	Three Months		Six Months
	2000	2001	2000	2001
Net operating revenues	$2,915	$3,394	$5,808	$6,691

Operating expenses:
Salaries and benefits	1,130	1,300	2,253	2,570
Supplies	405	473	809	939
Provision for doubtful accounts	206	258	419	504
Other operating expenses	637	685	1,273	1,374
Depreciation	105	118	212	233
Amortization	31	33	61	67
Impairment and other unusual charges	—	99	—	99

Operating income	401	428	781	905

Interest expense	(118)	(86)	(241)	(183)
Investment earnings	13	10	19	19
Minority interests in income of consolidated subsidiaries	(4)	(12)	(10)	(19)

Income before income taxes	292	340	549	722
Income taxes	(117)	(148)	(220)	(306)

Income before extraordinary charge	175	192	329	416
Extraordinary charge from early extinguishment of debt, net of taxes	—	(103)	—	(172)

Net income	$175	$89	$329	$244

Basic earnings (loss) per share:
Income before extraordinary charge	$0.55	$0.59	$1.04	$1.28
Extraordinary charge	—	(0.32)	—	(0.53)
Net income	0.55	0.27	1.04	0.75
Diluted earnings (loss) per share:
Income before extraordinary charge	$0.54	$0.57	$1.02	$1.24
Extraordinary charge	—	(0.31)	—	(0.51)
Net income	0.54	0.26	1.02	0.73
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	318,035	325,881	314,958	326,107
Diluted	325,726	335,197	321,497	335,394

See accompanying Notes to Condensed Consolidated Financial Statements and
Management's Discussion and Analysis of Financial Condition and Results of Operations.

Tenet Healthcare Corporation and Subsidiaries 3

Dollars in Millions

Condensed Consolidated Statements of Comprehensive Income
Six Months ended November 30, 2000 and 2001

	2000	2001
Net income	$329	$244

Other comprehensive income (loss):
Foreign currency translation adjustments	(2)	2
Losses on derivative instruments designated and qualifying as cash flow hedges	—	(26)
Unrealized net holding gains arising during period	22	24
Less: reclassification adjustment for gains included in net income	(2)	—

Other comprehensive income before income taxes	18	—
Income tax expense related to items of other comprehensive income	(6)	—

Other comprehensive income	12	—

Comprehensive income	$341	$244

See accompanying Notes to Condensed Consolidated Financial Statements and
Management's Discussion and Analysis of Financial Condition and Results of Operations.

Dollars in Millions

Condensed Consolidated Statements of Cash Flows
Six Months ended November 30, 2000 and 2001

	2000	2001
Net cash provided by operating activities	$725	$1,018

Cash flows from investing activities:
Purchases of property and equipment	(239)	(415)
Purchases of businesses, net of cash acquired	(13)	(273)
Other items	(18)	(27)

Net cash used in investing activities	(270)	(715)

Cash flows from financing activities:
Proceeds from borrowings	605	2,600
Payments of borrowings	(1,234)	(1,749)
Sales of new Senior Notes	—	1,952
Repurchases of Senior and Senior Subordinated Notes	—	(2,991)
Purchases of treasury stock	—	(187)
Other items, primarily stock option exercises	121	73

Net cash used in financing activities	(508)	(302)

Net increase (decrease) in cash and cash equivalents	(53)	1
Cash and cash equivalents at beginning of period	135	62

Cash and cash equivalents at end of period	$82	$63

Supplemental disclosures:
Interest paid	$234	$257
Income taxes paid, net of refunds received	111	92

See accompanying Notes to Condensed Consolidated
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

Note 2

    During the six months ended November 30, 2001 the Company's subsidiaries acquired three general hospitals, two in West Palm Beach, Florida and one in St. Louis, Missouri, and opened one general hospital in Weston, Florida. The purchase price of the acquired hospitals was approximately $265 million in cash. The acquisitions have been accounted for as purchases. The results of operations of the acquired businesses have been included in the Company's consolidated financial statements from the dates of acquisition. The Company also sold one general hospital in Texas. On December 17, 2001 the Company acquired two general hospitals in Southern California for approximately $57 million in cash.

Note 3

    The Company will adopt Statement of Financial Accounting Standards No. 142 (SFAS 142), "Accounting for Goodwill and Other Intangible Assets," as of June 1, 2002, however, the Company has followed the required exception to this effective date as provided by SFAS 142. Accordingly, goodwill acquired after June 30, 2001 has not been amortized. The table below shows the Company's income before extraordinary charges and net income for the six months ended November 30, 2000 and 2001 on

Tenet Healthcare Corporation and Subsidiaries 5

a pro forma basis as if the cessation of goodwill amortization required by the new standard had occurred as of June 1, 2000:

	2000	2001
Income before extraordinary charge, as reported	$329	$416
Goodwill amortization, net of applicable income tax benefits	42	43

Pro forma income before extraordinary charge	$371	$459

Net income, as reported	$329	$244
Goodwill amortization, net of applicable income tax benefits	42	43

Pro forma net income	$371	$287

Diluted earnings per share:
Income before extraordinary charge, as reported	$1.02	$1.24
Goodwill amortization, net of applicable income tax benefits	0.13	0.13

Pro forma income before extraordinary charge	$1.15	$1.37

Net income, as reported	$1.02	$0.73
Goodwill amortization, net of applicable income tax benefits	0.13	0.13

Pro forma net income	$1.15	$0.86

Note 4

    On November 6, 2001 the Company sold $2.0 billion of new Senior Notes at interest rates and due dates as follows: $550 million—5 3/8% Senior Notes due 2006, $1.0 billion—6 3/8% Senior Notes due 2011 and $450 million—6 7/8% Senior Notes due 2031 and used substantially all of the proceeds to repurchase approximately $1.6 billion of various issues of its Senior and Senior Subordinated Notes. These new Senior Notes are unsecured senior obligations of the Company, rank equally with all of the Company's other unsecured senior indebtedness and are redeemable at any time at the option of the Company.

    In connection with the repurchase of debt during the quarter ended November 30, 2001, the Company recorded an extraordinary charge from early extinguishment of debt in the amount of $103 million, net of tax benefits of $62 million. For the six months ended November 30, 2001, the extraordinary charge was $172 million, net of tax benefits of $103 million.

    Prior to the sale of the new Senior Notes, the Company used a hedging strategy to lock in the risk-free component of interest rates in effect on October 31, the offering date of the new Senior Notes. The interest rate lock agreements were settled on November 6, 2001, the date the new Senior Notes were issued. Because the risk-free interest rates declined during the hedge period, the Company incurred a loss on this transaction when it unwound the hedges. The loss on the hedges, however, which has been charged to Other Comprehensive Income, will be entirely offset by the effect of lower interest rates on the new Senior Notes.

6 Tenet Healthcare Corporation and Subsidiaries

    The table below sets forth the Company's long-term debt as of May 31, 2001 and November 30, 2001:

	May 31, 2001	November 30, 2001
	(in millions)
Loans payable to banks, unsecured	$60	$917
5 3/8% Senior Notes due 2006	—	550
6 3/8% Senior Notes due 2011	—	1,000
6 7/8% Senior Notes due 2031	—	450
8 5/8% Senior Notes due 2003	455	16
7 7/8% Senior Notes due 2003	400	6
8% Senior Notes due 2005	811	22
7 5/8% Senior Notes due 2008	313	—
9 1/4% Senior Notes due 2010	238	—
8 5/8% Senior Subordinated Notes due 2007 (a)	628	65
8 1/8% Senior Subordinated Notes due 2008	897	897
6% Exchangeable Subordinated Notes due 2005	320	306
Notes and capital lease obligations, secured by property and equipment, payable in installments to 2013	71	113
Other notes, primarily unsecured	98	95
Unamortized note discounts	(64)	(81)

	4,227	4,356
Less current portion	(25)	(35)

	$4,202	$4,321

  (a)
  —The Company intends to call, on January 15, 2002, the remaining balance of the 8 5/8% Senior Subordinated Notes due 2007 for 104.313% of the principal amount.

Note 5

    In August 2001 the Company, acting under authorization of the Board of Directors to repurchase up to 10 million shares of its common stock to offset the dilutive effect of employee stock option exercises, purchased 1,745,500 shares of its common stock for $94 million on the open market at an average cost of $54.15 per share. The purchased shares are held as treasury stock. In September 2001 the Company purchased an additional 1,625,000 shares of its common stock for $93 million at an average cost of $57.43 per share. The Company has also established forward agreements with a counterparty for the purchase of $231 million of Tenet common stock (4 million shares at an average cost of $57.82 per share). One fourth of these agreements were settled in December 2001; another fourth will settle in January 2002 and one half will settle in March 2002. The Company, at its option, can settle through full physical, net-share or net-cash settlement.

Note 6

    There have been no material changes to the description of professional and general liability insurance or other claims and lawsuits set forth in Note 8 of Notes to Consolidated Financial Statements for the fiscal year ended May 31, 2001.

Tenet Healthcare Corporation and Subsidiaries 7

Note 7

    The table below provides a reconciliation between net income and net cash provided by operating activities for the six months ended November 30, 2000 and 2001:

	2000	2001
	(in millions)
Net income	$329	$244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	273	300
Provision for doubtful accounts	419	504
Deferred income taxes	28	(4)
Income tax benefit related to stock option exercises	37	67
Extraordinary charge from early extinguishment of debt, net of taxes	—	172
Impairment and other unusual charges	—	99
Other items	13	23
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases and sales of businesses:
Accounts receivable	(453)	(520)
Inventories and other current assets	(28)	(74)
Income taxes payable	51	143
Accounts payable, accrued expenses and other current liabilities	107	81
Other long-term liabilities	(8)	13
Net expenditures for discontinued operations, impairment and other unusual charges	(43)	(30)

Net cash provided by operating activities	$725	$1,018

8 Tenet Healthcare Corporation and Subsidiaries

Note 8

    During the quarter ended November 30, 2001 the Company recorded impairment and other unusual charges of $99 million primarily relating to the planned closure of two general hospitals and the sales of certain other health care businesses. The total charge consists of $76 million in impairment write-downs of property, equipment and other assets to estimated fair values and $23 million for expected cash disbursements related to lease cancellation costs, severance costs and other exit costs. The impairment charge consists of $39 million for the write-down of property and equipment, $13 million for the write-down of goodwill and $24 million for the write-down of other assets. The principal elements of the balance of the charges are $7 million in lease cancellation costs, $5 million in severance costs related to the termination of 691 employees, $2 million in legal costs and settlements, and $9 million in other exit costs. The Company decided to close the two hospitals above because they were operating at a loss and were not essential to the Company's strategic objectives.

    The following table presents a reconciliation of beginning and ending liability balances in connection with impairment and other unusual charges as of May 31, 2001 and November 30, 2001:

Reserves related to:	Balances at May 31, 2001	Charges	Cash Payments	Other Items(2)	Balances at November 30, 2001(1)
	(in millions)
Lease cancellations, exit costs and estimated costs to sell or close hospitals and other facilities	$85	$18	$(8)	$(5)	$90
Impairment losses to value property, equipment, goodwill and other assets, at estimated fair values	—	76	—	(76)	—
Severance costs in connection with the implementation of hospital cost-control programs, general overhead-reduction plans, closure of home health agencies, closure of hospitals and termination of physician contracts	12	5	(6)	—	11
Accruals for unfavorable lease commitments at six medical offices buildings	10	—	(1)	—	9
Buyout of physician contracts	28	—	(8)	—	20

Total	$135	$99	$(23)	$(81)	$130

(1)
The above liability balances are included in other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets. Cash payments to be applied against these accruals are expected to approximate $86 million in the remainder of fiscal 2002 and $44 million thereafter.

(2)
Other items primarily include write-offs of long-lived assets, including property and equipment, goodwill and other assets.

Note 9

    The following is a reconciliation of the numerators and the denominators of the Company's basic and diluted earnings per common share computations for income before extraordinary charge for the

Tenet Healthcare Corporation and Subsidiaries 9

three months and six months ended November 30, 2000 and 2001. Income is expressed in millions and weighted average shares are expressed in thousands:

	2000			2001
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months
Basic earnings per share:
Income available to common shareholders	$175	318,035	$0.55	$192	325,881	$0.59

Effect of dilutive stock options	—	7,691	—		9,316

Diluted earnings per share:
Income available to common shareholders	$175	325,726	$0.54	$192	335,197	$0.57

Six Months
Basic earnings per share:
Income available to common shareholders	$329	314,958	$1.04	$416	326,107	$1.28

Effect of dilutive stock options	—	6,539	—		9,287

Diluted earnings per share:
Income available to common shareholders	$329	321,497	$1.02	$416	335,394	$1.24

    Outstanding options to purchase 80,000 and 286,000 shares of common stock were not included in the computation of earnings per share for the three-month period ended November 30, 2000 and 2001, respectively, because the options' exercise prices were greater than the average market price of the common stock during the quarter.

    Outstanding options to purchase 5,788,281 and 218,000 shares of common stock were not included in the computation of earnings per share for the six-month periods ended November 30, 2000 and 2001, respectively, because the options' exercise prices were greater than the average market price of the common stock during the six-month periods.

10 Tenet Healthcare Corporation and Subsidiaries

Note 10

    The following table sets forth the tax effects allocated to each component of other comprehensive income for the six months ended November 30, 2000 and 2001:

	2000			2001
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(in millions)			(in millions)
Foreign currency translation adjustment	$(2)	$1	$(1)	$2	$(1)	$1
Losses on derivatives designated and qualifying as cash flow hedges	—	—	—	(26)	10	(16)
Unrealized holding gains on securities	22	(7)	15	24	(9)	15
Less: reclassification adjustment for gains included in net income	(2)	—	(2)	—	—	—

Other comprehensive income	$18	$(6)	$12	$0	$0	$0

    The following table sets forth the accumulated other comprehensive loss balances, by component, as of November 30, 2000 and 2001:

	2000			2001
	Beginning Balance	Current- Period Change	Ending Balance	Beginning Balance	Current- Period Change	Ending Balance
	(in millions)			(in millions)
Foreign currency translation adjustment	$(3)	$(1)	$(4)	$(5)	$1	$(4)
Losses on derivatives designated and qualifying as cash flow hedges	—	—	—	—	(16)	(16)
Unrealized holding gains (losses) on securities	31	15	46	(39)	15	(24)
Less: reclassification adjustment for gains included in net income	(97)	(2)	(99)	—	—	—

Accumulated other comprehensive loss	$(69)	$12	$(57)	$(44)	$0	$(44)

Tenet Healthcare Corporation and Subsidiaries 11

MANAGEMENT'S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    Operating results for the quarter and six months ended November 30, 2001 included the following highlights:

  •
  Growth in patient volumes and revenues

  •
  Improvements in operating margins

  •
  Improvements in cash flows from operations

    On a same-facility basis, admissions improved 2.3% over the prior-year quarter, net patient revenues were up 15.5% and net inpatient revenues per admission were up 14.9%. Total-company EBITDA margins (the ratio of earnings before interest, taxes, depreciation and amortization and impairment and other unusual charges to net operating revenues) increased from 18.4% to 20.0%. Net cash provided by operating activities increased by $293 million over the prior-year six-month period. The Company has reduced its debt by $700 million since the end of the year-ago quarter.

    The Company reported income from continuing operations before income taxes of $340 million in the quarter ended November 30, 2001 and $292 million in the quarter ended November 30, 2000. For the six-month periods ended November 30, 2001 and 2000, income from continuing operations before income taxes was $722 million and $549 million, respectively. The 2001 quarter and six-month period include impairment and other unusual charges of $99 million. The charges amounted to $66 million after tax, or $0.20 per share.

    Results of operations for the quarter ended November 30, 2001 include the operations of four general hospitals acquired and one general hospital opened after the end of the prior-year quarter and exclude the operations of two general hospitals sold and certain other facilities closed since then. The

12 Tenet Healthcare Corporation and Subsidiaries

following is a summary of consolidated operations for the three and six months ended November 30, 2000 and 2001:

	2000	2001	2000	2001
	(Dollars in millions)		(% of net operating revenues)
Three Months Ended November 30
Net operating revenues:
Domestic general hospitals	$2,788	$3,276	95.6%	96.5%
Other operations	127	118	4.4%	3.5%

Net operating revenues	2,915	3,394	100.0%	100.0%

Operating expenses:
Salaries and benefits	(1,130)	(1,300)	38.8%	38.3%
Supplies	(405)	(473)	13.9%	13.9%
Provision for doubtful accounts	(206)	(258)	7.1%	7.6%
Other operating expenses	(637)	(685)	21.9%	20.2%
Depreciation	(105)	(118)	3.6%	3.5%
Amortization	(31)	(33)	1.1%	1.0%

Operating income before impairment and other unusual charges	401	527	13.8%	15.5%
Impairment and other unusual charges	—	(99)	—	2.9%

Operating income	$401	$428	13.8%	12.6%

Six Months Ended November 30
Net operating revenues:
Domestic general hospitals	$5,532	$6,452	95.2%	96.4%
Other operations	276	239	4.8%	3.6%

Net operating revenues	5,808	6,691	100.0%	100.0%

Operating expenses:
Salaries and benefits	(2,253)	(2,570)	38.8%	38.4%
Supplies	(809)	(939)	13.9%	14.0%
Provision for doubtful accounts	(419)	(504)	7.2%	7.5%
Other operating expenses	(1,273)	(1,374)	21.9%	20.5%
Depreciation	(212)	(233)	3.7%	3.5%
Amortization	(61)	(67)	1.1%	1.0%

Operating income before impairment and other unusual charges	781	1,004	13.4%	15.0%
Impairment and other unusual charges	—	(99)	—	1.5%

Operating income	$781	$905	13.4%	13.5%

    Net operating revenues of domestic general hospitals in the table above include inpatient and outpatient revenues, as well as nonpatient revenues, primarily rental income and services such as cafeteria, gift shops, parking and other miscellaneous revenue. Net operating revenues of other operations consist primarily of revenues from: (i) physician practices, (ii) rehabilitation hospitals, long-term-care facilities, psychiatric and specialty hospitals, all of which are located on or near the same campuses as the Company's general hospitals; (iii) the Company's hospital in Barcelona, Spain; (iv) health care joint ventures operated by the Company; (v) subsidiaries of the Company offering managed care and indemnity insurance products; and (vi) equity in earnings of unconsolidated

Tenet Healthcare Corporation and Subsidiaries 13

affiliates. The table below sets forth certain selected historical operating statistics for the Company's domestic general hospitals:

	Three Months ended November 30,				Six Months ended November 30,
	2000	2001	Increase (Decrease)		2000	2001	Increase (Decrease)
Number of hospitals (at end of period)	111	114	3	(1)	111	114	3	(1)
Licensed beds (at end of period)	27,008	28,262	4.6%		27,008	28,262	4.6%
Net inpatient revenues (in millions)	$1,842	$2,210	20.0%		$3,619	$4,331	19.7%
Net outpatient revenues (in millions)	$879	$1,014	15.4%		$1,791	$2,011	12.3%
Admissions	229,281	242,861	5.9%		457,961	485,033	5.9%
Equivalent admissions	329,224	348,787	5.9%		661,278	698,852	5.7%
Average length of stay (days)	5.2	5.3	0.1	(1)	5.2	5.3	0.1	(1)
Patient days	1,192,364	1,281,472	7.5%		2,375,785	2,557,023	7.6%
Equivalent patient days	1,690,618	1,816,168	7.4%		3,384,326	3,633,127	7.4%
Net inpatient revenue per patient day	$1,545	$1,725	11.7%		$1,523	$1,694	11.2%
Net inpatient revenue per admission	$8,034	$9,100	13.3%		$7,902	$8,929	13.0%
Utilization of licensed beds	48.6%	50.0%	1.4	%(1)	48.1%	49.9%	1.8	%(1)
Outpatient visits	2,240,966	2,277,623	1.6%		4,517,485	4,588,249	1.6%

(1)
The change is the difference between 2000 and 2001 amounts shown.

    The table below sets forth certain selected operating statistics for the Company's domestic general hospitals on a same-facility basis:

	Three Months ended November 30,			Six Months ended November 30,
	2000	2001	Increase (Decrease)	2000	2001	Increase (Decrease)
Average licensed beds	26,742	26,633	(0.4)%	26,777	26,655	(0.5)%
Patient days	1,184,024	1,227,292	3.7%	2,360,647	2,465,383	4.4%
Net inpatient revenue per patient day	$1,542	$1,749	13.4%	$1,523	$1,713	12.5%
Admissions	226,906	232,195	2.3%	453,657	466,878	2.9%
Net inpatient revenue per admission	$8,047	$9,242	14.9%	$7,924	$9,047	14.2%
Outpatient visits	2,218,534	2,195,941	(1.0)%	4,474,654	4,424,638	(1.1)%
Average length of stay (days)	5.2	5.3	0.1 (1)	5.2	5.3	0.1 (1)

(1)
The change is the difference between 2000 and 2001 amounts shown.

14 Tenet Healthcare Corporation and Subsidiaries

    The table below sets forth the sources of net patient revenues for the Company's domestic general hospitals for the three-month and six-month periods ended November 30, 2000 and 2001, expressed as percentages of net patient revenues from all sources:

	Three Months ended November 30,			Six Months ended November 30,
	2000	2001	Increase (Decrease)	2000	2001	Increase (Decrease)
Medicare	29.7%	30.8%	1.1%	30.5%	30.9%	0.4%
Medicaid	8.7%	8.3%	(0.4)%	8.3%	8.1%	(0.2)%
Managed care	43.9%	44.5%	0.6%	42.5%	43.7%	1.2%
Indemnity and other	17.7%	16.4%	(1.3)%	18.7%	17.3%	(1.4)%

(1)
The change is the difference between the 2000 and 2001 amounts shown.

    The Company's focus on expansions and additions of core services, such as cardiology, orthopedics and neurology, has led to increases in inpatient acuity and intensity of services. Total-facility admissions increased by 5.9% during the quarter ended November 30, 2001 over the year-ago quarter. The Company experienced a 1.0% decline in same-facility outpatient visits during the quarter ended November 30, 2001 compared to the year-ago quarter. The Company continues to see declines in outpatient visits due to the consolidation or closure of the majority of the Company's home health agencies in response to the changes in Medicare payments to home health agencies mandated by the Balanced Budget Act of 1997 (BBA). The Company's outpatient revenue on a same-facility basis increased by 11.3% over the year-ago quarter. The Company is continuing to see a trend in increases in outpatient surgery and outpatient diagnostics, along with a continuing decline in the home health business.

    One of the most significant trends in recent years has been the continuing improvement in net inpatient revenue per admission. On a total-facility basis this statistic increased 13.3% and on a same-facility basis it increased by 14.9% over the year-ago quarter. Some of the improvement is attributable to benefits from contract changes that are essentially one-time events that effectively raise overall pricing beyond the actual contract rate increase. Because of the one-time events and other factors, growth in revenue per admission may moderate going forward. Some improvement can be attributable to the growth in core services, which are higher acuity and higher revenue services. Driven by reductions in Medicare payments under the BBA, the Company's Medicare revenues declined steadily through the end of September 2000. As a result of the Balanced Budget Refinement Act, the Company began to receive improved Medicare payments on October 1, 2000. This trend continues with the implementation of the new Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, which became effective in April 2001.

    The pricing environment for managed care and other nongovernment payors has improved and the Company expects continuing benefits as it renegotiates and renews contracts with improved terms. The Company believes that this trend will remain positive throughout this fiscal year and into the next fiscal year.

    In fiscal 2000 the Company implemented a program designed to improve patient, physician and employee satisfaction by building a true customer-service culture. This program, which is called Target 100, consists of action teams in each hospital that address the concerns of the patients, physicians and employees—the Company's customers. The Company believes the recent improvement in volume trends is attributable, in part, to the implementation of this new program. In addition, the Company continues to experience significant admission growth in the baby boomer age groups. As these baby boomers continue to age, the Company believes their demand for health care will continue to grow.

    To address all the changes impacting the health care industry, while continuing to provide quality care to patients, the Company has implemented strategies to reduce inefficiencies, create synergies,

Tenet Healthcare Corporation and Subsidiaries 15

obtain additional business and control costs. Such strategies have included the enhancement of integrated health care delivery systems and hospital cost-control programs. Further consolidations and implementation of additional cost-control programs and other operating efficiencies may be undertaken in the future.

    Net operating revenues from the Company's other domestic operations were $127 million for the three months ended November 30, 2000, compared to $118 million for the current quarter. The decrease is primarily the result of disposing of physician practices. As of November 30, 2001 the Company had exited the majority of the physician practices it had owned.

    Salaries and benefits expense as a percentage of net operating revenues was 38.8% in the quarter ended November 30, 2000 and 38.3% in the current quarter. The decrease is primarily the result of cost-control measures, improved labor productivity and reduced employee turnover.

    Supplies expense as a percentage of net operating revenues was 13.9% in both the current and prior year quarters ended November 30. The percentages have remained flat in spite of recent shifts to higher-acuity and more supply-intensive care at most of the Company's hospitals. The Company controls supplies expense through improved utilization, improving the supply chain process and by developing and expanding programs designed to improve the purchasing of supplies through Broadlane, Inc., its subsidiary that provides group-purchasing and other supplies-management services.

    The provision for doubtful accounts as a percentage of net operating revenues was 7.1% in the quarter ended November 30, 2000 and 7.6% in the current quarter and was 7.0% and 7.5%, respectively, on a same-facility basis. The shift in the Company's payor mix away from Medicare to managed care has increased bad debt expense, but the Company's cash flow initiatives have mitigated the effects of that trend. Accounts receivable days outstanding declined from 79.5 days at November 30, 2000 to 63.7 days at the end of the current quarter.

    Other operating expenses as a percentage of net operating revenues were 21.9% for the quarter ended November 30, 2000 and 20.2% for the quarter ended November 30, 2001. The decrease is primarily because many of these expenses are fixed and, as a result, the percentage has declined with the increase in revenues over the year ago quarter.

    Impairment and other unusual charges of $99 million were recorded during the quarter ended November 30, 2001. The charges recorded primarily related to the planned closure of two general hospitals and the sales of certain other health care businesses. The total charge consists of $76 million in impairment write-downs of property, equipment and other assets to estimated fair values and $23 million for expected cash disbursements related to lease cancellation costs, severance costs and other exit costs. The impairment charge consists of $39 million for the write-down of property and equipment, $13 million for the write-down of goodwill and $24 million for the write-down of other assets. The principal elements of the balance of the charges are $7 million in lease cancellation costs, $5 million in severance costs related to the termination of 691 employees, $2 million in legal costs and settlements, and $9 million in other exit costs. The Company decided to close the two hospitals above because they were operating at a loss and were not essential to the Company's strategic objectives.

    The Company begins its process of determining if its facilities are impaired (other than those related to the elimination of duplicate facilities or excess capacity) by reviewing the three-year historical and one-year projected cash flows of each facility. Facilities whose cash flows are negative and/or trending significantly downward on this basis are selected for further impairment analysis. Future cash flows (undiscounted and without interest charges) for these selected facilities are estimated over the expected useful life of the facility taking into account patient volumes, changes in payor mix, revenue and expense growth rates and changes in Medicare reimbursement and other payor payment patterns, which assumptions vary by hospital, home health agency and physician practice.

16 Tenet Healthcare Corporation and Subsidiaries

    In addition to striving to continuously improve its portfolio of general hospitals through acquisitions, the Company divests, from time to time, hospitals that are not essential to its strategic objectives. For the most part, these facilities are not part of an integrated delivery system. The size and performance of these facilities vary, but on average they are smaller, with lower margins. Such divestitures allow the Company to streamline its organization by concentrating on markets where it already has a strong presence.

    Interest expense, net of capitalized interest, was $118 million in the quarter ended November 30, 2000 and $86 million in the current quarter. The decrease is primarily due to the reduction of debt in fiscal 2001 and lower interest rates.

    Taxes on income as a percentage of income before income taxes before the effect of impairment and other unusual charges were 40.1% for the three months ended November 30, 2000 and 41.2% in the current quarter, which is in line with the Company's expectations of approximately 41% for fiscal 2002.

Liquidity and Capital Resources

    The Company's liquidity for the six-month period ended November 30, 2001 was derived primarily from net cash provided by operating activities, proceeds from the sale of new Senior Notes, and borrowings under its unsecured revolving credit agreements as shown in the following table:

2001
(in millions)
Net cash provided by operating activities	$1,018
Proceeds from sales of new Senior Notes	1,952
Borrowings (net of repayments) under unsecured revolving credit agreements	857
Repurchase of Senior and Senior Subordinated Notes	(2,991)
Purchase of treasury stock	(187)
Purchases of property and equipment	(415)
Purchases of new businesses, net of cash acquired	(273)
Other net investing and financing activities	40

Net increase in cash and cash equivalents	$1

    Net cash provided by operating activities for the six months ended November 30, 2001 was $1.05 billion before net expenditures of $30 million for discontinued operations, impairment and other unusual charges. Net cash provided by operating activities for the six months ended November 30, 2000 was $768 million before $43 million in expenditures for such charges.

    Management believes that future cash provided by operating activities, the availability of credit under the credit agreements and, depending on capital market conditions, other borrowings or the sale of equity securities should be adequate to meet known debt service requirements and to finance planned capital expenditures, acquisitions and other presently known operating needs over the next three years.

    Capital expenditures were $415 million in the six months ended November 30, 2001, compared to $239 million in the corresponding prior year period. The Company expects to spend approximately $800 million in fiscal 2002 on capital expenditures, before any significant acquisitions of facilities and other health care operations. Such capital expenditures primarily relate to the development of integrated health care systems in selected geographic areas, design and construction of new buildings, expansion and renovation of existing facilities, equipment and systems additions and replacements, introduction of new medical technologies and various other capital improvements.

Tenet Healthcare Corporation and Subsidiaries 17

    The Company's strategy continues to include the prudent development of integrated health care delivery systems, including the possible acquisition of general hospitals and related health care businesses or joining with others to develop integrated health care delivery networks. These strategies may be financed by net cash provided by operating activities, the availability of credit under the credit agreements, the sale of assets and, depending on capital market conditions, the sale of additional debt or equity securities or other bank borrowings. The Company's unused borrowing capacity under the credit agreements was $864 million as of December 31, 2001.

    The Company's credit agreements and the indentures governing the Company's Senior and Senior Subordinated notes have, among other requirements, some affirmative, negative and financial covenants with which the Company must comply. The Company is in compliance with all of its loan covenants.

Business Outlook

    For many years, significant unused capacity at U.S. hospitals, payor-required preadmission authorization and payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients created an environment where hospital admissions and length of stay declined significantly. More recently, admissions have begun to increase as the baby boomer generation enters the stage of life where hospital utilization increases. Admissions to Tenet hospitals during fiscal 2001 increased the most in the baby boomer age groups. The Company anticipates a long period of increasing demand for hospital services as this population group continues to age and increases its utilization of health care services.

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

18 Tenet Healthcare Corporation and Subsidiaries

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

Tenet Healthcare Corporation and Subsidiaries 19

Other Information

Item 1. Legal Proceedings

Material Developments in Previously Reported Legal Proceedings:

    There have been no material developments in the legal proceedings previously described in the Company's Annual Report on Form 10-K for its fiscal year ended May 31, 2001.

Items 2, 3 and 5 are not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's annual meeting of shareholders was held on October 10, 2001. The shareholders elected all of the Company's nominees for director. The shareholders voted in favor of proposals to approve the Company's 2001 Stock Incentive Plan and its 2001 Annual Incentive Plan. The shareholders also ratified the selection of KPMG LLP as the Company's independent auditors for the fiscal year ending May 31, 2002. The votes were as follows:

1.	Election of Directors	For	Withheld

	Management Nominees
	Sanford Cloud Jr.	266,927,380	3,711,435
	Maurice J. DeWald	268,526,691	2,112,124
	J. Robert Kerrey	268,452,292	2,186,523
2.	Proposal to approve the Tenet Healthcare Corporation 2001 Stock Incentive Plan:
	For:	182,720,379
	Against:	67,949,382
	Abstain:	1,416,926
	Broker Non-votes:	18,552,128
3.	Proposal to approve the Tenet Healthcare Corporation 2001 Annual Incentive Plan:
	For:	237,722,760
	Against:	13,000,450
	Abstain:	1,363,477
	Broker Non-votes:	18,552,128
4.	Ratification of selection of KPMG LLP as independent auditors for the fiscal year ending May 31, 2002:
	For:	268,387,788
	Against:	1,244,253
	Abstain:	1,006,774

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  (4)
  Instruments Defining the Rights of Security Holders, Including Indentures

  (a)
  Indenture, dated as of November 6, 2001, between Tenet and The Bank of New York, as Trustee, relating to 5 3/8% Senior Notes due 2006, 6 3/8% Senior Notes due 2011 and 6 7/8% Senior Notes due 2031 (Incorporated by reference to Registrant's Current Report on Form 8-K, dated November 6, 2001)

20 Tenet Healthcare Corporation and Subsidiaries

      (b)
      First Supplemental Indenture, dated as of November 6, 2001, between Tenet and The Bank of New York, as Trustee, relating to 5 3/8% Senior Notes due 2006 (Incorporated by reference to Registrant's Current Report on Form 8-K, dated November 6, 2001)

      (c)
      Second Supplemental Indenture, dated as of November 6, 2001, between Tenet and The Bank of New York, as Trustee, relating to 6 3/8% Senior Notes due 2011 (Incorporated by reference to Registrant's Current Report on Form 8-K, dated November 6, 2001)

      (d)
      Third Supplemental Indenture, dated as of November 6, 2001, between Tenet and The Bank of New York, as Trustee, relating to 6 7/8% Senior Notes due 2031 (Incorporated by reference to Registrant's Current Report on Form 8-K, dated November 6, 2001)

      (e)
      First Supplemental Indenture, dated as of November 13, 2001, between Tenet and The Bank of New York, as Trustee, relating to 7 5/8% Senior Notes due 2008 (Incorporated by reference to Registrant's Current Report on Form 8-A, No. 001-07293, dated January 7, 2002)

      (f)
      First Supplemental Indenture, dated as of November 13, 2001, between Tenet and The Bank of New York, as Trustee, relating to 7 7/8% Senior Notes due 2003 (Incorporated by reference to Registrant's Current Report on Form 8-A, No. 001-07293, dated January 7, 2002)

      (g)
      Third Supplemental Indenture, dated as of November 14, 2001, between Tenet and The Bank of New York, as Trustee, relating to 8 5/8% Senior Notes due 2003 (Incorporated by reference to Registrant's Current Report on Form 8-A, No. 001-07293, dated January 7, 2002)

      (h)
      First Supplemental Indenture, dated as of November 13, 2001, between Tenet and The Bank of New York, as Trustee, relating to 8% Senior Notes due 2005 (Incorporated by reference to Registrant's Current Report on Form 8-A, No. 001-07293, dated January 7, 2002)

      (i)
      First Supplemental Indenture, dated as of November 13, 2001, between Tenet and The Bank of New York, as Trustee, relating to 9 1/4% Senior Notes due 2010 (Incorporated by reference to Registrant's Current Report on Form 8-A, No. 001-07293, dated January 7, 2002)

    (10)
    Material Contracts

    (a)
    $1,500,000,000 Five-Year Credit Agreement dated as of March 1, 2001, as amended by Amendment No. 1, dated as of October 10, 2001, among the Company, as Borrower, the Lenders, Managing Agents and Co-Agents party thereto, the Swingline Bank party thereto, The Bank of New York, The Bank of Nova Scotia and Salomon Smith Barney, Inc. as Documentation Agents, Bank of America, N.A. as Syndication Agent and Morgan Guaranty Trust Company of New York as Administrative Agent

    (b)
    $500,000,000 364-Day Credit Agreement, dated as of March 1, 2001, as amended by Amendment No. 1, dated as of October 10, 2001, among the Company, as Borrower, the Lenders, Managing Agents and Co-Agents party thereto, The Bank of New York, The Bank of Nova Scotia and Salomon Smith Barney, Inc. as Documentation Agents, Bank of America, N.A. as Syndication Agent and Morgan Guaranty Trust Company of New York as Administrative Agent

Tenet Healthcare Corporation and Subsidiaries 21

  (b)
  Reports on Form 8-K

  (1)
  Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 9, 2001

  (2)
  Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 31, 2001

  (3)
  Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2001

  (4)
  Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 12, 2001

22 Tenet Healthcare Corporation and Subsidiaries

Signature

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)
Date: January 14, 2002	By:	/s/ DAVID L. DENNIS David L. Dennis Office of the President, Chief Corporate Officer and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ RAYMOND L. MATHIASEN Raymond L. Mathiasen Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)

Tenet Healthcare Corporation and Subsidiaries 23

QuickLinks

Form 10-Q
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Notes to Condensed Consolidated Financial Statements
MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Information
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8K
Signature