Form 10-Q
period 2002-02-28
TENET HEALTHCARE CORP
filed 2002-04-15
CIK 70318

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2002.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to Commission file number 1-7293

TENET HEALTHCARE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-2557091 (I.R.S. Employer Identification No.)

3820 State Street
Santa Barbara, CA 93105
(Address of principal executive offices)

(805) 563-7000
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days:    Yes X    No

        As of March 31, 2002 there were 325,866,355 shares of $0.075 par value common stock outstanding.

TABLE OF CONTENTS

		Page
Part I. Financial Information
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of May 31, 2001 and February 28, 2002	2
	Condensed Consolidated Statements of Income for the Three Months and Nine Months ended February 28, 2001 and 2002	3
	Condensed Consolidated Statements of Comprehensive Income for the Nine Months ended February 28, 2001 and 2002	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months ended February 28, 2001 and 2002	4
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Part II. Other Information
Item 1.	Legal Proceedings	21
Item 6.	Exhibits and Reports on Form 8-K	21
Signature		22

Note: Item 3 of Part I and Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in Millions

	May 31, 2001	February 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$62	$52
Short-term investments in debt securities	104	110
Accounts receivable, less allowance for doubtful accounts ($333 at May 31 and $315 at February 28)	2,386	2,477
Inventories of supplies, at cost	214	227
Deferred income taxes	155	142
Other current assets	305	402

Total current assets	3,226	3,410

Investments and other assets	395	363
Property and equipment, at cost less accumulated depreciation and amortization	5,976	6,391
Costs in excess of net assets acquired, less accumulated amortization ($516 at May 31 and $585 at February 28)	3,265	3,300
Other intangible assets, at cost less accumulated amortization ($90 at May 31 and $104 at February 28)	133	176

	$12,995	$13,640

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$25	$9
Accounts payable	775	818
Employee compensation and benefits	476	591
Accrued interest payable	132	60
Other current liabilities	758	802

Total current liabilities	2,166	2,280

Long-term debt, net of current portion	4,202	4,288
Other long-term liabilities and minority interests	994	1,056
Deferred income taxes	554	551
Shareholders' equity:
Common stock, $0.075 par value; authorized 700,000,000 shares; 329,222,000 shares issued at May 31 and 338,632,049 shares issued at February 28	25	25
Additional paid-in capital	2,898	3,239
Accumulated other comprehensive loss	(44)	(43)
Retained earnings	2,270	2,794
Less common stock in treasury, at cost, 3,754,708 shares at May 31 and 12,125,208 shares at February 28	(70)	(550)

Total shareholders' equity	5,079	5,465

	$12,995	$13,640

See accompanying Notes to Condensed Consolidated Financial Statements and
Management's Discussion and Analysis of Financial Condition and Results of Operations.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months ended February 28, 2001 and 2002
Dollars in Millions, Except Per Share Amounts

	Three Months		Nine months
	2001	2002	2001	2002
Net operating revenues	$3,036	$3,484	$8,844	$10,175

Operating expenses:
Salaries and benefits	1,178	1,351	3,431	3,921
Supplies	420	496	1,229	1,435
Provision for doubtful accounts	219	236	638	740
Other operating expenses	641	680	1,914	2,054
Depreciation	108	121	320	354
Amortization	31	33	92	100
Impairment and other unusual charges	—	—	—	99

Operating income	439	567	1,220	1,472

Interest expense	(113)	(75)	(354)	(258)
Investment earnings	9	7	28	26
Minority interests in income of consolidated subsidiaries	(3)	(9)	(13)	(28)

Income before income taxes	332	490	881	1,212
Income taxes	(134)	(202)	(354)	(508)

Income before extraordinary charge	198	288	527	704
Extraordinary charge from early extinguishment of debt, net of taxes	—	(8)	—	(180)

Net income	$198	$280	$527	$524

Basic earnings (loss) per share:
Income before extraordinary charge	$0.62	$0.88	$1.66	$2.16
Extraordinary charge	—	(0.02)	—	(0.55)
Net income	0.62	0.86	1.66	1.61
Diluted earnings (loss) per share:
Income before extraordinary charge	$0.60	$0.86	$1.62	$2.10
Extraordinary charge	—	(0.02)	—	(0.54)
Net income	0.60	0.84	1.62	1.56
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	321,851	326,532	318,053	326,252
Diluted	330,120	335,121	325,169	335,306

See accompanying Notes to Condensed Consolidated Financial Statements and
Management's Discussion and Analysis of Financial Condition and Results of Operations.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Nine Months ended February 28, 2001 and 2002
Dollars in Millions

	2001	2002
Net income	$527	$524
Other comprehensive income (loss):
Foreign currency translation adjustments	—	1
Losses on derivative instruments designated and qualifying as cash flow hedges	—	(26)
Unrealized net holding gains arising during period	77	27
Less: reclassification adjustment for gains included in net income	(2)	—

Other comprehensive income before income taxes	75	2
Income taxes	(26)	(1)

Other comprehensive income	49	1

Comprehensive income	$576	$525

See accompanying Notes to Condensed Consolidated Financial Statements and
Management's Discussion and Analysis of Financial Condition and Results of Operations.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months ended February 28, 2001 and 2002
Dollars in Millions

	2001	2002
Net cash provided by operating activities	$938	$1,493

Cash flows from investing activities:
Purchases of property and equipment	(396)	(583)
Purchases of businesses, net of cash acquired	(13)	(324)
Proceeds from sales of facilities, long-term investments and other assets	39	15
Other items	(37)	(42)

Net cash used in investing activities	(407)	(934)

Cash flows from financing activities:
Proceeds from borrowings	924	3,206
Payments of borrowings	(1,744)	(2,272)
Sales of new Senior Notes	—	1,949
Repurchases of Senior and Senior Subordinated Notes	—	(3,145)
Purchases of treasury stock	—	(480)
Other items, primarily stock option exercises	211	173

Net cash used in financing activities	(609)	(569)

Net decrease in cash and cash equivalents	(78)	(10)
Cash and cash equivalents at beginning of period	135	62

Cash and cash equivalents at end of period	$57	$52

Supplemental disclosures:
Interest paid	$417	$320
Income taxes paid, net of refunds received	190	253

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

Note 2

        During the nine months ended February 28, 2002 the Company's subsidiaries acquired five general hospitals: two in West Palm Beach, Florida, one in St. Louis, Missouri and two in Southern California. A subsidiary of the Company and its joint venture partner also opened a new general hospital in Weston, Florida. The Company also sold one general hospital in Texas and three long-term-care facilities. The aggregate purchase price of the acquired hospitals was approximately $317 million in cash. The acquisitions have been accounted for as purchases. The results of operations of the acquired businesses have been included in the Company's consolidated financial statements from the dates of acquisition.

Note 3

        The Company will adopt Statement of Financial Accounting Standards No. 142 (SFAS 142), "Accounting for Goodwill and Other Intangible Assets," as of June 1, 2002, however, the Company has followed the required exception to this effective date as provided by SFAS 142. Accordingly, goodwill associated with acquisitions after June 30, 2001 has not been amortized. The table below shows the Company's income before extraordinary charges and net income for the nine months ended

February 28, 2001 and 2002 on a pro forma basis as if the cessation of goodwill amortization required by the new standard had occurred as of June 1, 2000:

	2001	2002
Income before extraordinary charge, as reported	$527	$704
Goodwill amortization, net of applicable income tax benefits	63	65

Pro forma income before extraordinary charge	$590	$769

Net income, as reported	$527	$524
Goodwill amortization, net of applicable income tax benefits	63	65

Pro forma net income	$590	$589

Diluted earnings per share:
Income before extraordinary charge, as reported	$1.62	$2.10
Goodwill amortization, net of applicable income tax benefits	0.20	0.19

Pro forma income before extraordinary charge	$1.82	$2.29

Net income, as reported	$1.62	$1.56
Goodwill amortization, net of applicable income tax benefits	0.20	0.19

Pro forma net income	$1.82	$1.75

Note 4

        The following table sets forth the changes in consolidated shareholders' equity during the nine months ended February 28, 2002 (in millions of dollars):

	Common Stock	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balances as of May 31, 2001	$25	$2,898	$(44)	$2,270	$(70)	$5,079
Net income				524		524
Other comprehensive income			1			1
Issuance of common stock		14				14
Stock options exercised, including tax benefit		327				327
Repurchases of common stock					(480)	(480)

Balances as of February 28, 2002	$25	$3,239	$(43)	$2,794	$(550)	$5,465

Note 5

        During the quarter ended February 28, 2002, the Company repurchased the remaining $65 million of its 8 5/8% Senior Subordinated Notes due 2007, $56 million of its 8 1/8% Senior Subordinated Notes due 2008 and $24 million of its 6% Exchangeable Subordinated Notes due 2005. In connection therewith, the Company recorded an extraordinary charge from early extinguishment of debt in the amount of $8 million, net of tax benefits of $4 million. The extraordinary charge from early extinguishment of debt for the nine-month period ended February 28, 2002 was $180 million, net of tax benefits of $107 million.

        On February 28, 2002 the Company renewed its $500 million 364-day revolving credit agreement for another 364 days. The Company's $1.5 billion revolving credit agreement expires on March 1, 2006.

        The table below sets forth the Company's long-term debt as of May 31, 2001 and February 28, 2002:

	May 31, 2001	February 28, 2002
	(in millions)
Loans payable to banks, unsecured	$60	$1,025
5 3/8% Senior Notes due 2006	—	550
6 3/8% Senior Notes due 2011	—	1,000
6 7/8% Senior Notes due 2031	—	450
8 5/8% Senior Notes due 2003	455	16
7 7/8% Senior Notes due 2003	400	6
8% Senior Notes due 2005	811	22
7 5/8% Senior Notes due 2008	313	—
9 1/4% Senior Notes due 2010	238	—
8 5/8% Senior Subordinated Notes due 2007	628	—
8 1/8% Senior Subordinated Notes due 2008	897	841
6% Exchangeable Subordinated Notes due 2005	320	282
Notes and capital lease obligations, secured by property and equipment, payable in installments to 2013	71	100
Other notes, primarily unsecured	98	82
Unamortized note discounts	(64)	(77)

	4,227	4,297
Less current portion	(25)	(9)

	$4,202	$4,288

        Subsequent to the end of the quarter the Company sold $600 million of new 6 1/2% Senior Notes due 2012 and repurchased $839 million of the remaining $841 million of the Company's 8 1/8% Senior Subordinated Notes due 2008. The new Senior Notes are unsecured senior obligations of the Company, ranking equally with all of the Company's other unsecured senior indebtedness and are redeemable at any time at the option of the Company.

Note 6

        During the nine months ended February 28, 2002, the Company, acting under a July 25, 2001 authorization of the Board of Directors to repurchase up to 10 million shares of its common stock to offset the dilutive effect of employee stock option exercises, purchased 8,370,500 shares for approximately $480 million at an average cost of $57.34 per share, as shown in the following table:

Quarter Ended	Number of Shares	Cost	Average Cost
August 31, 2001	1,745,500	$94,512,283	$54.15
November 30, 2001	1,625,000	93,322,287	57.43
February 28, 2002	5,000,000	292,122,301	58.42

Total	8,370,500	$479,956,871	$57.34

        In March 2002, the Company purchased an additional 1 million shares for approximately $62 million. All purchased shares are held as treasury stock. On February 14, 2002, the Board of Directors authorized the repurchase of an additional 10 million shares of common stock, intended to offset the dilutive effect of anticipated employee stock option exercises. These purchases are expected to be funded by proceeds of option exercises and free cash flow. The Company has not purchased, nor does it intend to purchase, any shares from its officers or employees.

        Subsequent to February 28, 2002 the Company established forward agreements with three counter parties for the purchase of $336 million of stock (5.5 million shares at an average cost of $61.30 per share). The Company expects to settle the majority of these agreements within the next year. The Company, at its option, can settle these forward agreements through full physical, net-share or net-cash settlements. Since these contracts do not involve an exchange of consideration until actual settlement, these agreements are not reflected in the Company's consolidated balance sheet until that time. The contract terms provide for maximum numbers of shares that may be required to be issued in net-share settlements with each counter party, which maximum currently is 37.4 million shares.

Note 7

        There have been no material changes to the description of professional and general liability insurance or other claims and lawsuits set forth in Note 8 of Notes to Consolidated Financial Statements for the fiscal year ended May 31, 2001.

Note 8

        The table below provides a reconciliation between net income and net cash provided by operating activities for the nine months ended February 28, 2001 and 2002:

	2001	2002
	(in millions)
Net income	$527	$524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	412	454
Provision for doubtful accounts	638	740
Deferred income taxes	18	2
Income tax benefit related to stock option exercises	64	133
Extraordinary charge from early extinguishment of debt, net of taxes	—	180
Impairment and other unusual charges	—	99
Other items	20	34
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases and sales of businesses:
Accounts receivable	(776)	(883)
Inventories and other current assets	(45)	(88)
Income taxes payable	80	115
Accounts payable, accrued expenses and other current liabilities	128	227
Other long-term liabilities	(21)	15
Net expenditures for discontinued operations and other unusual charges	(107)	(59)

Net cash provided by operating activities	$938	$1,493

Note 9

        The following table presents a reconciliation of beginning and ending liability balances in connection with impairment and other unusual charges as of May 31, 2001 and February 28, 2002:

Reserves related to:	Balances at May 31, 2001	Charges (3)	Cash Payments	Other Items (2)	Balances at February 28, 2002 (1)
	(in millions)
Lease cancellations, exit costs and estimated costs to sell or close hospitals and other facilities	$85	$18	$(21)	$(5)	$77
Impairment losses to value property, equipment, goodwill and other assets, at estimated fair values	—	76	—	(76)	—
Severance costs in connection with the implementation of hospital cost-control programs, general overhead-reduction plans, closure of home health agencies, closure of hospitals and termination of physician contracts	12	5	(7)	—	10
Accruals for unfavorable lease commitments at six medical offices buildings	10	—	(1)	—	9
Buyout of physician contracts	28	—	(22)	—	6

Total	$135	$99	$(51)	$(81)	$102

(1)
The above liability balances are included in other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets. Cash payments to be applied against these accruals are expected to approximate $26 million in the remainder of fiscal 2002 and $76 million thereafter.

(2)
Other items primarily include write-offs of long-lived assets, including property and equipment, goodwill and other assets.

(3)
During the quarter ended November 30, 2001 the Company recorded impairment and other unusual charges of $99 million primarily relating to the planned closure of two general hospitals and the sales of certain other health care businesses.

Note 10

        The following is a reconciliation of the numerators and the denominators of the Company's basic and diluted earnings per common share computations for income before extraordinary charge for the three months and nine months ended February 28, 2001 and 2002. Income is expressed in millions and weighted average shares are expressed in thousands:

	2001			2002
Three Months	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic earnings per share:
Income available to common shareholders	$198	321,851	$0.62	$288	326,532	$0.88

Dilutive effect of employee stock options and, in 2002, other contracts to issue common stock	—	8,269		—	8,589

Diluted earnings per share:
Income available to common shareholders	$198	330,120	$0.60	$288	335,121	$0.86

Nine Months
Basic earnings per share:
Income available to common shareholders	$527	318,053	$1.66	$704	326,252	$2.16

Dilutive effect of employee stock options and, in 2002, other contracts to issue common stock	—	7,116		—	9,054

Diluted earnings per share:
Income available to common shareholders	$527	325,169	$1.62	$704	335,306	$2.10

        Outstanding options to purchase 3,858,854 and 145,333 shares of common stock were not included in the computation of earnings per share for the nine-month periods ended February 28, 2001 and 2002, respectively, because the options' exercise prices were greater than the average market price of the common stock during the nine-month periods.

Note 11

        The following table sets forth the tax effects allocated to each component of other comprehensive income for the nine months ended February 28, 2001 and 2002:

	2001			2002
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(in millions)			(in millions)
Foreign currency translation adjustment	$—	$—	$—	$1	$—	$1
Losses on derivatives designated and qualifying as cash flow hedges	—	—	—	(26)	10	(16)
Unrealized holding gains on securities	77	(27)	50	27	(11)	16
Less: reclassification adjustment for gains included in net income	(2)	1	(1)	—	—	—

Other comprehensive income	$75	$(26)	$49	$2	$(1)	$1

        The following table sets forth the accumulated other comprehensive loss balances, by component, as of February 28, 2001 and 2002:

	2001			2002
	Beginning Balance	Current- Period Change	Ending Balance	Beginning Balance	Current- Period Change	Ending Balance
	(in millions)			(in millions)
Foreign currency translation adjustment	$(3)	$—	$(3)	$(5)	$1	$(4)
Losses on derivatives designated and qualifying as cash flow hedges	—	—	—	—	(16)	(16)
Unrealized holding gains (losses) on securities	31	50	81	(39)	16	(23)
Less: reclassification adjustment for gains included in net income	(98)	(1)	(99)	—	—	—

Accumulated other comprehensive loss	$(70)	$49	$(21)	$(44)	$1	$(43)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Highlights

        Operating results for the quarter and nine months ended February 28, 2002 included the following highlights:

  •
  Growth in patient volumes and revenues

  •
  Improvements in operating margins

  •
  Improvements in cash flows from operations

        On a same-facility basis, admissions improved 2.1% over the prior-year quarter, net patient revenues were up 11.5% and net inpatient revenues per admission were up 10.8%. Total-company EBITDA (earnings before interest, taxes, depreciation and amortization and impairment and other unusual charges) rose by 24.7% in the current quarter and operating income rose by 29.2%. EBITDA margins increased from 19.0% to 20.7%. Operating margins also increased, from 14.5% in the year-ago quarter to 16.3% in the current quarter. Net cash provided by operating activities increased by $555 million over the prior-year nine-month period. For the latest 12-month period, cash flows from operating activities were $2.4 billion. The Company has reduced its debt by $573 million since the end of the year-ago quarter.

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any.

        The Company considers its critical accounting policies to be those that require the more significant judgments and estimates in the preparation of the Company's financial statements, including the following: recognition of net operating revenues, including contractual allowances; impairment of long-lived assets; accounting for expenses in connection with exit plans; provisions for doubtful accounts; accounting for income taxes; and reserves for losses and expenses related to professional and comprehensive general liability risks. Management relies on historical experience and on other assumptions believed to be reasonable under the circumstances in making its judgment and estimates. Actual results could differ materially from those estimates. There have been no significant changes in assumptions, estimates and judgments in the preparation of these quarterly financial statements from the assumptions, estimates and judgments used in the preparation of the Company's latest audited financial statements.

Results of Operations

        The Company reported income before income taxes of $490 million in the quarter ended February 28, 2002 and $332 million in the quarter ended February 28, 2001. For the nine-month periods ended February 28, 2002 and 2001, income before income taxes was $1.2 billion and $881 million, respectively. The 2002 nine-month period includes impairment and other unusual charges of $99 million. The charges amounted to $66 million after tax, or $0.20 per share.

        Results of operations for the quarter ended February 28, 2002 include the operations of six general hospitals acquired and a new 51% owned general hospital opened after February 28, 2001 and exclude the operations of one general hospital sold and certain other facilities closed since then.

        The following is a summary of consolidated operations for the three and nine months ended February 28, 2001 and 2002:

	2001	2002	2001	2002
	(Dollars in millions)		(% of net operating revenues)
Three Months
Net operating revenues:
Domestic general hospitals	$2,918	$3,386	96.1%	97.2%
Other operations	118	98	3.9%	2.8%

Net operating revenues	3,036	3,484	100.0%	100.0%

Operating expenses:
Salaries and benefits	(1,178)	(1,351)	38.8%	38.8%
Supplies	(420)	(496)	13.8%	14.2%
Provision for doubtful accounts	(219)	(236)	7.2%	6.8%
Other operating expenses	(641)	(680)	21.1%	19.5%
Depreciation	(108)	(121)	3.6%	3.5%
Amortization	(31)	(33)	1.0%	0.9%

Operating income	$439	$567	14.5%	16.3%

	2001	2002	2001	2002
	(Dollars in millions)		(% of net operating revenues)
Nine Months
Net operating revenues:
Domestic general hospitals	$8,450	$9,838	95.5%	96.7%
Other operations	394	337	4.5%	3.3%

Net operating revenues	8,844	10,175	100.0%	100.0%

Operating expenses:
Salaries and benefits	(3,431)	(3,921)	38.8%	38.5%
Supplies	(1,229)	(1,435)	13.9%	14.1%
Provision for doubtful accounts	(638)	(740)	7.2%	7.3%
Other operating expenses	(1,914)	(2,054)	21.6%	20.2%
Depreciation	(320)	(354)	3.6%	3.5%
Amortization	(92)	(100)	1.0%	1.0%

Operating income before impairment and other unusual charges	1,220	1,571	13.8%	15.5%
Impairment and other unusual charges	—	(99)	—	1.0%

Operating income	$1,220	$1,472	13.8%	14.5%

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

        The table below sets forth certain selected historical operating statistics for the Company's domestic general hospitals:

	Three Months ended February 28,				Nine Months ended February 28,
	2001	2002	Increase (Decrease)		2001	2002	Increase (Decrease)
Number of hospitals (at end of period)	110	116	6	(1)	110	116	6	(1)
Licensed beds (at end of period)	26,931	28,677	6.5%		26,931	28,677	6.5%
Net inpatient revenues (in millions)	$1,987	$2,335	17.5%		$5,606	$6,666	18.9%
Net outpatient revenues (in millions)	$864	$982	13.7%		$2,655	$2,993	12.7%
Admissions	239,074	256,840	7.4%		697,035	741,873	6.4%
Equivalent admissions	334,340	360,536	7.8%		995,618	1,059,388	6.4%
Average length of stay (days)	5.3	5.4	0.1	(1)	5.2	5.3	0.1	(1)
Patient days	1,269,277	1,375,943	8.4%		3,645,062	3,932,966	7.9%
Equivalent patient days	1,755,163	1,907,956	8.7%		5,139,489	5,541,083	7.8%
Net inpatient revenue per patient day	$1,565	$1,697	8.4%		$1,538	$1,695	10.2%
Net inpatient revenue per admission	$8,311	$9,091	9.4%		$8,043	$8,985	11.7%
Utilization of licensed beds	52.3%	53.4%	1.1	%(1)	49.5%	51.1%	1.6	%(1)
Outpatient visits	2,216,645	2,261,010	2.0%		6,734,130	6,849,259	1.7%

(1)
The change is the difference between 2001 and 2002 amounts shown.

        The table below sets forth certain selected operating statistics for the Company's domestic general hospitals on a same-facility basis:

	Three Months ended February 28,			Nine Months ended February 28,
	2001	2002	Increase (Decrease)	2001	2002	Increase (Decrease)
Average licensed beds	26,637	26,489	(0.6)%	26,732	26,600	(0.5)%
Patient days	1,256,471	1,293,043	2.9%	3,617,118	3,758,426	3.9%
Net inpatient revenue per patient day	$1,571	$1,727	9.9%	$1,540	$1,718	11.6%
Admissions	236,621	241,591	2.1%	690,278	708,469	2.6%
Net inpatient revenue per admission	$8,342	$9,243	10.8%	$8,068	$9,114	13.0%
Outpatient visits	2,195,444	2,125,891	(3.2)%	6,670,098	6,550,529	(1.8)%
Average length of stay (days)	5.3	5.4	0.1 (1)	5.2	5.3	0.1 (1)

(1)
The change is the difference between 2001 and 2002 amounts shown.

        The table below sets forth the sources of net patient revenues for the Company's domestic general hospitals for the three-month and nine-month periods ended February 28, 2001 and 2002, expressed as percentages of net patient revenues from all sources:

	Three Months ended February 28,			Nine Months ended February 28,
	2001	2002	Increase (Decrease) (1)	2001	2002	Increase (Decrease) (1)
Medicare	30.1%	32.0%	1.9%	30.3%	31.3%	1.0%
Medicaid	8.2%	8.7%	0.5%	8.3%	8.3%	0.0%
Managed care	43.8%	44.2%	0.4%	42.9%	43.9%	1.0%
Indemnity and other	17.9%	15.1%	(2.8)%	18.5%	16.5%	(2.0)%

(1)
The change is the difference between 2001 and 2002 amounts shown.

        The Company's focus on expansions and additions of core services, such as cardiology, orthopedics and neurology, has led to increases in inpatient acuity and intensity of services. Total-facility admissions increased by 7.4% during the quarter ended February 28, 2002 over the year-ago quarter. For the nine months ended February 28, 2002, the increase was 6.4%. The Company experienced a 3.2% decline in same-facility outpatient visits during the quarter ended February 28, 2002 compared to the year-ago quarter and a 1.8% decline for the comparable nine-month period. The Company continues to see declines in outpatient visits due to the consolidation or closure of the majority of the Company's home health agencies in response to the changes in Medicare payments to home health agencies mandated by the Balanced Budget Act of 1997 (BBA). The Company's outpatient revenue on a same-facility basis increased by 7.7% over the year-ago quarter and by 8.7% for the nine-month period. The Company is continuing to see increased outpatient surgery and outpatient diagnostic trends which provide higher per visit revenue, along with a declining home health business which provides lower per visit revenue.

        One of the most significant trends in recent years has been in net inpatient revenue per admission which continues to improve, although at a slower rate than in certain recent quarters. On a total-facility basis this statistic increased 9.4% and on a same-facility basis it increased by 10.8% over the year-ago quarter. For the corresponding nine-month periods the increases were 11.7% and 13.0%, respectively. Some of the improvement is attributable to benefits from contract changes that are essentially one-time events that effectively raise overall pricing beyond the actual contract rate increase. Because of the one-time events and other factors, growth in revenue per admission may moderate going forward. Some improvement can be attributable to the growth in certain core services, which are higher acuity and higher revenue services. Driven by reductions in Medicare payments under the BBA, the Company's Medicare revenues declined steadily through the end of September 2000. As a result of the Balanced Budget Refinement Act, the Company began to receive improved Medicare payments on October 1, 2000. This trend continues with the implementation of the new Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, which became effective in April 2001.

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

        Net operating revenues from the Company's other domestic operations were $118 million for the three months ended February 28, 2001, compared to $98 million for the current quarter. The decrease is primarily the result of disposing of physician practices. The Company has exited most of the physician practices it had owned.

        Salaries and benefits expense as a percentage of net operating revenues was 38.8% in both the quarter ended February 28, 2001 and in the current quarter. This is primarily the result of cost-control measures, improved labor productivity and reduced employee turnover, which have mitigated the salary and benefit increases, especially for nurses.

        Supplies expense as a percentage of net operating revenues was 13.8% in the quarter ended February 28, 2001 and 14.2% in the current-year quarter. The percentage increase reflects recent shifts to higher-acuity and more supply-intensive care at most of the Company's hospitals. The Company controls supplies expense through improved utilization, improving the supply chain process and by developing and expanding programs designed to improve the purchasing of supplies through Broadlane, Inc., its majority-owned subsidiary that provides group-purchasing and other supplies-management services.

        The provision for doubtful accounts as a percentage of net operating revenues was 7.2% in the quarter ended February 28, 2001 and 6.8% in the current quarter. The shift in the Company's payor mix away from Medicare to managed care has increased bad debt expense, but the Company's cash flow initiatives have more than offset the effects of that trend. Accounts receivable days outstanding declined from 78.5 days at February 28, 2001 to 64.0 days at the end of the current quarter.

        Other operating expenses as a percentage of net operating revenues were 21.1% for the quarter ended February 28, 2001 and 19.5% for the quarter ended February 28, 2002. The decrease is primarily because many of these expenses are fixed and, as a result, the percentage has declined with the increase in revenues over the year-ago quarter.

        The percentages of the above operating expense categories to net operating revenues for the nine-month periods ended February 28, 2002 and 2001 are comparable to those for the respective quarters. The explanations for the changes in the nine-month percentages are also comparable to those for the quarterly changes.

        Interest expense, net of capitalized interest, was $113 million in the quarter ended February 28, 2001 and $75 million in the current quarter. The decrease is primarily due to the reduction of debt subsequent to end of the prior-year quarter and lower interest rates. The Company has reduced its debt by $573 million since the end of the year-ago quarter.

        Taxes on income as a percentage of income before income taxes and the effect of impairment and other unusual charges were 40.4% for the three months ended February 28, 2001 and 41.2% in the current quarter, which is in line with the Company's expectations of approximately 41% for fiscal 2002.

Liquidity and Capital Resources

        The Company's liquidity for the nine-month period ended February 28, 2002 was derived primarily from net cash provided by operating activities, proceeds from the sale of new Senior Notes, and borrowings under its unsecured revolving credit agreements. The revolving credit agreements allow the

Company to borrow, repay and reborrow up to $500 million prior to March 1, 2003 and to borrow, repay and reborrow up to $1.5 billion prior to March 1, 2006.

        Net cash provided by operating activities for the nine months ended February 28, 2002 was $1.55 billion before net expenditures of $59 million for discontinued operations and impairment and other unusual charges. Net cash provided by operating activities for the nine months ended February 28, 2001 was $1.05 billion before $107 million in expenditures for such charges.

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

        Subsequent to the end of the quarter the Company sold $600 million of new 6 1/2% Senior Notes due 2012 and repurchased $839 million of the remaining $841 million of the Company's 8 1/8% Senior Subordinated Notes due 2008 for $916 million. This transaction will result in an extraordinary charge from early extinguishment of debt in the quarter ending May 31, 2002 of approximately $59 million net of taxes.

        Capital expenditures were $583 million in the nine months ended February 28, 2002, compared to $396 million in the corresponding prior-year period. The Company expects to spend approximately $800 million in fiscal 2002 on capital expenditures, before any significant acquisitions of facilities and other health care operations. Such capital expenditures primarily relate to the development of integrated health care systems in selected geographic areas, design and construction of new buildings, expansion and renovation of existing facilities, equipment and systems additions and replacements, introduction of new medical technologies and various other capital improvements.

        In July 2001 and in February 2002, the Board of Directors authorized the Company to repurchase an aggregate of up to 20 million shares of the Company's common stock. The action was intended to offset the dilutive effect of anticipated employee stock option exercises. With the authorization, the Company may, from time to time as market conditions warrant, repurchase shares either on the open market or through other means. Through the end of February 2002, the Company had purchased 8,370,500 shares of it common stock for $480 million at an average cost of $57.34. The Company purchased an additional 1 million shares on March 2, 2002, for $62 million and has established forward agreements with three counterparties for the purchase of another $336 million of stock (5.5 million shares at an average cost of $61.30 per share). The Company expects to settle the majority of these agreements within the next year. The Company, at its option, may settle these forward agreements through full physical, net-share or net-cash settlements.

        The Company's obligations to make future cash payments under contracts such as debt and lease agreements are summarized in the tables below, as of February 28, 2002 and in millions of dollars:

Contractual Obligations	Total	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Long-term debt	$4,324	$2	$354	$1,645	$2,323
Capital lease obligations	50	7	6	3	34
Operating leases	797	180	341	123	153

Total contractual cash obligations	$5,171	$189	$701	$1,771	$2,510

        Other commercial commitments, such as guarantees and letters of credit, are not significant.

        The Company's strategy continues to include the prudent development of integrated health care delivery systems, including the possible acquisition of general hospitals and related health care businesses or joining with others to develop integrated health care delivery networks. These strategies may be financed by net cash provided by operating activities, the availability of credit under the credit agreements, the sale of assets and, depending on capital market conditions, the sale of additional debt or equity securities or other bank borrowings. The Company's unused borrowing capacity under the credit agreements was $1.55 billion as of March 31, 2002.

        With the retirement or substantial retirement of seven issues of Senior Notes and Senior Subordinated Notes since May 31, 2001, the Company has eliminated substantially all of the restrictive covenants associated with debt issued when the Company was considered a "high yield" issuer. During this fiscal year, the Company's Senior Notes and Senior Subordinated Notes were upgraded to investment grade. The Company's credit agreements, and the indentures governing the Company's new and remaining Senior Notes contain typical investment grade affirmative, negative and financial covenants with which the Company must continue to comply. The Company is in compliance with all of its loan covenants.

Business Outlook

        For many years, significant unused capacity at U.S. hospitals, payor-required preadmission authorization and payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients created an environment where hospital admissions and length of stay declined significantly. More recently, admissions have begun to increase as the baby boomer generation enters the stage of life where hospital utilization increases. Admissions to Tenet hospitals during the nine months ended February 28, 2002 increased the most in the baby boomer age groups. The Company anticipates a long period of increasing demand for hospital services as this population group continues to age and increases its utilization of health care services.

        The Company has experienced eleven consecutive quarters of significant increases in same-facility inpatient revenue per admission. Given the current outlook for government reimbursement rates and managed care contracting rates, combined with the strong competitive positioning of the Company's integrated health care delivery systems, the Company expects continued increases in same-facility inpatient revenue per admission, but at lesser rates of increase than experienced this fiscal year to date.

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

  (a)
  Exhibits

  (4)
  Instruments Defining the Rights of Security Holders, Including Indentures

  (a)
  Fourth Supplemental Indenture, dated March 7, 2002, between Tenet and The Bank of New York, as Trustee, relating to 6 1/2% Senior Notes due 2012 (Incorporated by reference to Registrant's Current Report on Form 8-K, dated March 7, 2002)

  (b)
  First Supplemental Indenture, dated March 18, 2002, between Tenet and The Bank of New York, as Trustee, relating to 8 1/8% Senior Subordinated Notes due 2008

  (10)
  Material Contracts

  (a)
  $500,000,000 364-Day Credit Agreement, dated as of March 1, 2001, as amended by Amendment No 1, dated as of October 10, 2001 and amended and restated as of February 28, 2002, among the Company, as Borrower, the Lenders, Managing Agents and Co-Agents party thereto, The Bank of New York, The Bank of Nova Scotia, Salomon Smith Barney Inc., as Documentation Agents, Bank of America, N.A., as Syndication Agent and Morgan Guaranty Trust Company of New York as Administrative Agent

  (b)
  Reports on Form 8-K

  (1)
  Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 7, 2002

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTH CARE CORPORATION (REGISTRANT)
Date: April 12, 2002
	By:	/s/ DAVID L. DENNIS David L. Dennis Office of the President, Chief Corporate Officer and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ RAYMOND L. MATHIASEN Raymond L. Mathiasen Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)

QuickLinks

TABLE OF CONTENTS
CONDENSED CONSOLIDATED BALANCE SHEETS Dollars in Millions
CONDENSED CONSOLIDATED STATEMENTS OF INCOME Three and Nine Months ended February 28, 2001 and 2002 Dollars in Millions, Except Per Share Amounts
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Nine Months ended February 28, 2001 and 2002 Dollars in Millions
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Nine Months ended February 28, 2001 and 2002 Dollars in Millions
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OTHER INFORMATION
SIGNATURE