Form 10-K
period 2002-05-31
TENET HEALTHCARE CORP
filed 2002-08-14
CIK 70318

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[x]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2002.

OR

[_]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: I-7293

TENET HEALTHCARE CORPORATION (Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-2557091 (I.R.S. Employer Identification No.)

3820 State Street Santa Barbara, California (Address of principal executive offices)	93105 (Zip Code)

Area Code (805) 563-7000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock	New York Stock Exchange Pacific Exchange

7 7/8% Senior Notes due 2003	New York Stock Exchange

8 5/8% Senior Notes due 2003	New York Stock Exchange

8% Senior Notes due 2005	New York Stock Exchange

5 3/8% Senior Notes due 2006	New York Stock Exchange

5% Senior Notes due 2007	New York Stock Exchange

6 3/8% Senior Notes due 2011	New York Stock Exchange

6 1/2% Senior Notes due 2012	New York Stock Exchange

6 7/8% Senior Notes due 2031	New York Stock Exchange

8 1/8% Senior Subordinated Notes due 2008	New York Stock Exchange

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [x]   No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. o

     As of July 31, 2002, there were 488,139,358 shares of Common Stock outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, based on the closing price of these shares on the New York Stock Exchange, was $23,168,229,852. For the purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

     Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended May 31, 2002, have been incorporated by reference into Parts I, II and IV of this Report. Portions of the definitive Proxy Statement for the Registrant’s 2002 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Report.

TABLE OF CONTENTS FORM 10-K ANNUAL REPORT—2002 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

Note:	The responses to Items 5 through 8, Items 12 and 13 and portions of Items 1, 3, 10,11 and 14 are included in the Registrant’s Annual Report to Shareholders for the year ended May 31, 2002, or the definitive Proxy Statement for the Registrant’s 2002 Annual Meeting of Shareholders. The required information is incorporated into this Report by reference to those documents and is not repeated herein.

PART I

Item 1. Business

GENERAL

     Tenet Healthcare Corporation (together with its subsidiaries, “Tenet”, the “Registrant” or the “Company”) is the second-largest investor-owned health care services company in the United States. At May 31, 2002, Tenet’s subsidiaries and affiliates (collectively “subsidiaries”) owned or operated 116 domestic general hospitals with 28,667 licensed beds and related health care facilities serving urban and rural communities in 17 states, owned one general hospital and related health care facilities in Barcelona, Spain, and held investments in other health care companies. The related health care facilities included a small number of rehabilitation hospitals, specialty hospitals, long-term-care facilities, a psychiatric facility and medical office buildings located on the same campus as, or nearby, its general hospitals, physician practices and various ancillary health care businesses, including outpatient surgery centers, home health care agencies, occupational and rural health care clinics and health maintenance organizations.

     Several years ago Tenet adopted a “back to basics” approach to improving its operations and financial performance. Various initiatives developed as part of that back to basics approach helped Tenet to significantly improve its operations and financial performance in fiscal year 2002. Among those initiatives, which are discussed in more detail below, are initiatives to (i) improve patient, physician and employee satisfaction, (ii) acquire new, or expand and enhance existing, integrated health care delivery systems, (iii) reduce bad debts and improve cash flow, (iv) focus on core services such as cardiology, orthopedics and neurology designed to meet the health care needs of the aging baby boomer generation, (v) improve recruitment and retention of nurses and other employees, (vi) improve the quality of care provided at its hospitals by identifying best practices and exporting those best practices to all of its hospitals; and (vii) improve operating efficiencies and reduce costs while maintaining the quality of care provided.

     Tenet regularly reviews its portfolio of facilities to assess performance and allocate resources. Tenet intends to continue its strategic acquisitions of, and partnerships or affiliations with, additional general hospitals and related health care businesses in order to expand and enhance its integrated health care delivery systems. From time to time, Tenet also may close or sell facilities or convert them to alternate uses.

     As discussed in more detail under Health Care on page 2, Tenet’s subsidiaries acquired five general hospitals and sold one general hospital during fiscal 2002. During fiscal 2002, a partnership between a Tenet subsidiary and The Cleveland Clinic Foundation opened the Cleveland Clinic Florida Hospital.

     On March 1, 2001, the Company entered into a senior unsecured $500 million 364-day credit agreement and a senior unsecured $1.5 billion five-year revolving credit agreement. On February 28, 2002, the Company renewed the 364-day agreement for another 364 days. The credit agreements allow the Company to borrow, repay and reborrow up to $500 million prior to March 1, 2003 and $1.5 billion prior to March 1, 2006. The Company had approximately $931 million available under its credit agreements at May 31, 2002.

     Under segment reporting criteria, Tenet’s business of providing health care is a single reportable operating segment. See the discussion of Tenet’s revenues and operations in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Tenet’s Annual Report to Shareholders for the year ended May 31, 2002.

OPERATIONS

A. Health Care

     All of Tenet’s operations are conducted through its subsidiaries. At May 31, 2002, Tenet’s subsidiaries operated 116 domestic general hospitals with 28,667 licensed beds serving urban and rural communities in 17 states. Of those general hospitals, 96 are owned by Tenet’s subsidiaries and 20 are owned by third parties and leased by Tenet subsidiaries (including one Tenet-owned facility that is on land leased from a third party). A Tenet subsidiary also owns one general hospital and ancillary health care operations in Barcelona, Spain.

     During fiscal 2002, Tenet’s subsidiaries acquired five general hospitals: Good Samaritan Medical Center in West Palm Beach, Florida, with a total of 341 beds, St. Mary’s Medical Center in West Palm Beach, Florida, with a total of 460 beds, St. Alexius Hospital in St. Louis, Missouri, with a total of 203 beds, Daniel Freeman Memorial Hospital in Inglewood, California, with a total of 358 beds, and Daniel Freeman Marina Hospital in Marina Del Rey, California, with a total of 166 beds (which is in the process of being closed). During fiscal 2002, Tenet sold one general hospital. On June 1, 2002, Tenet closed St. Luke Medical Center in Pasadena, California.

     During fiscal 2002, a partnership formed between a subsidiary of the Company and The Cleveland Clinic Foundation (the “Foundation”) opened the Cleveland Clinic Florida Hospital (the “Hospital”) in Weston, Florida. The Company’s subsidiary provides operational and management expertise to the Hospital. Under a medical services agreement between the partnership and The Cleveland Clinic Florida (the “Clinic”) – a subsidiary of the Foundation, the Clinic provides to the Hospital clinical and medical administration and is the exclusive provider of all specialty medical staff.

     Each of Tenet’s general hospitals offers acute care services, operating and recovery rooms, radiology services, respiratory therapy services, pharmacies and clinical laboratories, and most offer intensive care, critical care and/or coronary care units, and physical therapy, orthopedic, oncology and outpatient services. A number of the hospitals also offer tertiary care services such as open-heart surgery, neonatal intensive care and neuroscience. Eight of the Company’s hospitals-Memorial Medical Center, USC University Hospital, St. Louis University Hospital, Hahnemann University Hospital, Sierra Medical Center, Western Medical Center, St. Christopher’s Hospital for Children and the Cleveland Clinic Florida Hospital-offer quaternary care in such areas as heart, lung, liver and kidney transplants. USC University Hospital, Sierra Medical Center and Good Samaritan Medical Center also offer gamma-knife brain surgery and St. Louis University Hospital, Hahneman University Hospital and Memorial Medical Center offer bone marrow transplants. Except for one small hospital that has not sought to be accredited, each of the Company’s facilities that is eligible for accreditation is fully accredited by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”), the Commission on Accreditation of Rehabilitation Facilities (“CARF”) (in the case of rehabilitation hospitals), The American Osteopathic Association (“AOA”) (in the case of two hospitals) or another appropriate accreditation agency. With such accreditation, the Company’s hospitals are eligible to participate in the

Medicare and Medicaid programs. The one hospital that is not accredited participates in the Medicare program through a special waiver that must be renewed each year.

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

     Among various initiatives the Company has implemented to address this trend is focusing on core services, such as cardiology, orthopedics and neurology, to meet the health care needs of the baby boomer generation. The Company’s facilities also will continue to emphasize those outpatient services that can be provided on a quality, cost-effective basis and that the Company believes will meet the needs of the communities the facilities serve. The patient volumes and net operating revenues at both the Company’s general hospitals and its outpatient surgery centers are subject to seasonal variations caused by a number of factors, including, but not necessarily limited to, seasonal cycles of illness, climate and weather conditions, vacation patterns of both patients and physicians and other factors relating to the timing of elective procedures.

     The following table lists, by state, the general hospitals owned or leased by Tenet’s subsidiaries and operated domestically as of May 31, 2002:

Geographic Area/State	Facility	Location	Licensed Beds	Status
Alabama	Brookwood Medical Center	Birmingham	586	Owned
Arkansas	Central Arkansas Hospital	Searcy	193	Owned
	National Park Medical Center	Hot Springs	166	Owned
	Regional Medical Center of NEA (1)	Jonesboro	104	Owned
	St. Mary’s Regional Medical Center	Russellville	170	Owned
California (Southern)	Alvarado Hospital Medical Center/SDRI	San Diego	311	Owned
	Brotman Medical Center	Culver City	432	Owned
	Centinela Hospital Medical Center	Inglewood	371	Owned
	Century City Hospital	Los Angeles	190	Leased
	Chapman Medical Center	Orange	114	Leased
	Coastal Communities Hospital	Santa Ana	178	Owned
	Community Hospital of Huntington Park	Huntington Park	81	Leased
	Daniel Freeman Marina Hospital	Marina del Rey	166	Owned
	Daniel Freeman Memorial Hospital	Inglewood	358	Owned
	Desert Regional Medical Center	Palm Springs	393	Leased
	Encino-Tarzana Regional Medical Center (2)	Encino	151	Leased
	Encino-Tarzana Regional Medical Center (2)	Tarzana	236	Leased
	Fountain Valley Regional Hospital and Medical Ctr	Fountain Valley	400	Owned
	Garden Grove Hospital and Medical Center	Garden Grove	167	Owned
	Garfield Medical Center	Monterey Park	210	Owned
	Greater El Monte Community Hospital	South El Monte	117	Owned
	Irvine Regional Hospital and Medical Center	Irvine	176	Leased
	John F. Kennedy Memorial Hospital	Indio	130	Owned
	Lakewood Regional Medical Center	Lakewood	161	Owned
	Los Alamitos Medical Center	Los Alamitos	167	Owned
	Midway Hospital Medical Center	Los Angeles	225	Owned
	Mission Hospital of Huntington Park	Huntington Park	109	Owned
	Monterey Park Hospital	Monterey Park	101	Owned
	Placentia Linda Hospital	Placentia	114	Owned
	Queen of Angels/Hollywood Presbyterian Med Ctr	Los Angeles	434	Owned
	St. Luke Medical Center (3)	Pasadena	165	Owned
	San Dimas Community Hospital	San Dimas	93	Owned

Geographic Area/State	Facility	Location	Licensed Beds	Status
	Santa Ana Hospital Medical Center	Santa Ana	69	Leased
	Suburban Medical Center	Paramount	182	Leased
	USC University Hospital (4)	Los Angeles	293	Leased
	Western Medical Center	Santa Ana	287	Owned
	Western Medical Center Hospital Anaheim	Anaheim	188	Owned
	Whittier Hospital Medical Center	Whittier	181	Owned
California (Northern)	Community Hospital of Los Gatos	Los Gatos	143	Leased
	Doctors Hospital of Manteca	Manteca	7	Owned
	Doctors Medical Center	Modesto	465	Owned
	Doctors Medical Center	San Pablo	232	Leased
	Redding Medical Center	Redding	238	Owned
	San Ramon Regional Medical Center	San Ramon	123	Owned
	Sierra Vista Regional Medical Center	San Luis Obispo	201	Owned
	Twin Cities Community Hospital	Templeton	84	Owned
Florida	Cleveland Clinic Florida Hospital(5)	Weston	150	Owned
	Coral Gables Hospital	Coral Gables	273	Owned
	Delray Medical Center	Delray Beach	343	Owned
	Florida Medical Center	Ft. Lauderdale	459	Owned
	Good Samaritan Hospital	West Palm Beach	341	Owned
	Hialeah Hospital	Hialeah	378	Owned
	Hollywood Medical Center	Hollywood	324	Owned
	North Ridge Medical Center	Ft. Lauderdale	332	Owned
	North Shore Medical Center	Miami	357	Owned
	Palm Beach Gardens Medical Center	Palm Beach Gardens	204	Leased
	Palmetto General Hospital	Hialeah	360	Owned
	Parkway Regional Medical Center	North Miami Beach	382	Owned
	St. Mary’s Medical Center	West Palm Beach	460	Owned
	Seven Rivers Community Hospital	Crystal River	128	Owned
	West Boca Medical Center	Boca Raton	185	Owned
Georgia	Atlanta Medical Center	Atlanta	460	Owned
	North Fulton Regional Hospital	Roswell	167	Leased
	South Fulton Medical Center	East Point	392	Owned
	Spalding Regional Hospital	Griffin	160	Owned
	Sylvan Grove Hospital	Jackson	25	Leased
Indiana	Winona Memorial Hospital	Indianapolis	317	Owned
Louisiana	Doctors Hospital of Jefferson	Metairie	124	Owned
	Kenner Regional Medical Center	Kenner	203	Owned
	Meadowcrest Hospital	Gretna	203	Owned
	Memorial Medical Center, Mid-City Campus	New Orleans	193	Owned
	Memorial Medical Center, Uptown Campus	New Orleans	369	Owned
	Northshore Regional Medical Center	Slidell	174	Leased
	St. Charles General Hospital	New Orleans	154	Owned
Massachusetts	MetroWest Medical Center—Leonard Morse(6)	Natick	182	Owned
	MetroWest Medical Center—Union Hospital(6)	Framingham	238	Owned
	St. Vincent Hospital at Worcester Medical Ctr(7)	Worcester	348	Owned
Mississippi	Gulf Coast Medical Center	Biloxi	189	Owned
Missouri	Des Peres Hospital	St. Louis	167	Owned
	Forest Park Hospital	St. Louis	450	Owned
	SouthPointe Hospital	St. Louis	408	Owned
	St. Alexius Hospital	St. Louis	203	Owned
	St. Louis University Hospital	St. Louis	356	Owned
	Three Rivers Healthcare—North Campus	Poplar Bluff	201	Leased
	Three Rivers Healthcare—South Campus	Poplar Bluff	222	Owned
	Twin Rivers Regional Medical Center	Kennett	116	Owned
Nebraska	Creighton University Medical Center(8)	Omaha	388	Owned
Nevada	Lake Mead Hospital Medical Center	North Las Vegas	198	Owned
North Carolina	Central Carolina Hospital	Sanford	137	Owned
	Frye Regional Medical Center	Hickory	355	Leased

Geographic Area/State	Facility	Location	Licensed Beds	Status
Pennsylvania	Elkins Park Hospital	Elkins Park	243	Owned
	Graduate Hospital	Philadelphia	303	Owned
	Hahnemann University Hospital	Philadelphia	618	Owned
	Medical College of Pennsylvania Hospital	Philadelphia	465	Owned
	Parkview Hospital	Philadelphia	200	Owned
	St. Christopher’s Hospital for Children	Philadelphia	183	Owned
	Warminster Hospital	Warminster	145	Owned
South Carolina	East Cooper Regional Medical Center	Mount Pleasant	100	Owned
	Hilton Head Medical Center and Clinics	Hilton Head	93	Owned
	Piedmont Medical Center	Rock Hill	268	Owned
Tennessee	John W. Harton Regional Medical Center	Tullahoma	137	Owned
	St. Francis Hospital	Memphis	651	Owned
	University Medical Center	Lebanon	257	Owned
Texas (Dallas)	Doctors Hospital	Dallas	198	Owned
	Lake Pointe Medical Center	Rowlett	97	Owned
	RHD Memorial Medical Center	Dallas	150	Leased
	Trinity Medical Center	Carrollton	137	Leased
Texas (Houston)	Cypress Fairbanks Medical Center	Houston	140	Owned
	Houston Northwest Medical Center	Houston	498	Owned
	Park Plaza Hospital	Houston	468	Owned
	Twelve Oaks Medical Center	Houston	526	Owned
Texas (Other)	Brownsville Medical Center	Brownsville	243	Owned
	Nacogdoches Medical Center	Nacogdoches	150	Owned
	Providence Memorial Hospital	El Paso	486	Owned
	Shelby Regional Medical Center	Center	54	Owned
	Sierra Medical Center	El Paso	354	Owned

(1)	Owned by a limited liability company in which a Tenet subsidiary owns a 95 percent interest and is the managing member.

(2)	Leased by a partnership in which Tenet’s subsidiaries own a 75 percent interest and of which a Tenet subsidiary is the managing general partner.

(3)	Facility closed as of June 1, 2002.

(4)	Facility owned by Tenet on land leased from a third party.

(5)	Owned by a partnership in which a Tenet subsidiary owns a 51 percent interest and is the managing general partner.

(6)	Owned by a limited partnership in which a Tenet subsidiary owns a 79.9 percent interest and is the managing general partner.

(7)	Owned by a limited liability company in which a Tenet subsidiary owns a 90 percent interest and is the managing member.

(8)	Owned by a limited liability company in which a Tenet subsidiary owns a 74 percent interest and is the managing member.

     The largest concentrations of the Company’s hospital beds are in California (29.7 percent), Florida (16.3 percent) and Texas (12.2 percent). While having concentrations of hospital beds within geographic areas helps the Company to contract more successfully with managed care payors, reduce management, marketing and other expenses and more efficiently utilize resources, such concentrations increase the risk that any adverse economic, regulatory or other developments that may occur within such areas may adversely affect the Company’s business, financial position or results of operations.

     Tenet believes that its hospitals are well-positioned to compete effectively in the rapidly evolving health care environment. Tenet continually analyzes whether each of its hospitals fits within its strategic plans and has and will continue to analyze ways in which such assets may best be used to maximize shareholder value. To that end, the Company occasionally may close, sell or convert to alternate uses certain of the Company’s facilities and services in order to eliminate non-strategic assets, duplicate services or excess capacity or because of changing market conditions.

     The following table shows certain information about the general hospitals owned or leased domestically by Tenet’s subsidiaries for the fiscal years ended May 31:

	2000	2001	2002
Total number of facilities	110	111	116
Total number of licensed beds	26,939	27,277	28,667
Average occupancy during the period	46.8%	50.0%	51.6%

The above tables do not include Tenet’s general hospital in Barcelona, Spain, or Tenet’s rehabilitation hospitals, long-term-care facilities, psychiatric facility, outpatient surgery centers or other ancillary facilities.

B. Business Strategy

     The Company’s objective is to provide quality health care services responsive to the needs of each community or area within the current regulatory and managed care environment. Tenet believes that competition among health care providers occurs primarily at the local level. Accordingly, the Company tailors its local strategies to address the specific competitive characteristics of each area in which it operates, including the number and size of facilities operated by Tenet’s subsidiaries and their competitors, the nature and structure of physician practices and physician groups and the demographic characteristics of the area. To achieve its objective, the Company pursues the following strategies:

•	Improving patient, physician and employee satisfaction. An important program in this area, the “Target 100” program, targets 100 percent satisfaction rates among patients, physicians and employees at Tenet’s facilities. Under the program, employees at every hospital are trained to focus on the following five pillars in every aspect of their jobs: Service, Quality, Cost, People and Growth. The Target 100 program has been implemented at all of the Company’s hospitals and employees at all of Tenet’s hospitals have received their initial Target 100 training. The program also has been implemented at the Company’s corporate offices and Dallas service center with the focus on attaining 100 percent satisfaction from the hospitals served by the Company’s corporate offices and Dallas service center.

•	Acquiring or entering into strategic partnerships with hospitals, groups of hospitals, other health care businesses and ancillary health care providers where appropriate to expand and enhance quality integrated health care delivery systems responsive to the current managed care environment. Being a comprehensive provider of quality health care services in selected communities enables the Company to attract and serve patients and physicians. The Company carefully evaluates investment opportunities and invests in projects that enhance its objective of providing quality health care services, maximizing its return on investments and enhancing shareholder value.

•	Reducing bad debts and improving cash flow. The Company has taken actions such as improving its admissions processes, including providing better training for employees involved in admitting patients, simplifying its contracts with managed care providers to cut down on billing disputes, improving its charting and billing processes to bill more promptly and reduce the number of errors and re-engineering the collections process to ensure that bills are paid in a timely manner. The Company also has made a policy decision to aggressively pursue, through litigation and other means, claims against managed care payors who do not promptly pay their bills.

•	Focusing on core services such as cardiology, orthopedics and neurology designed to meet the health care needs of the aging baby boomer generation. The Company is dedicating significant capital to building or enhancing facilities and acquiring equipment to support those core services and is focusing on recruiting physicians who specialize in cardiology, orthopedics and neurology to practice at its hospitals.

•	Improving recruitment and retention of nurses and other employees. Among the steps Tenet is taking to attract and retain employees generally, and nurses in particular, is its “employer of choice” program, through which Tenet strives to be the employer of choice in each region where it is located. The program includes continuing education programs designed to allow employees to earn advanced credentials and degrees, including on-line education programs which may be completed at a Tenet facility or at home in order to address the varied work schedules of hospital-based employees. The program also includes a focus on employee recognition, reducing waiting periods for participation in employee benefit plans, flexible work schedules where appropriate and the Tenet Rewards program, which allows employees to purchase certain goods and services at discounted prices.

•	Improving the quality of care provided at its hospitals by identifying best practices, re-engineering hospital processes to help achieve better outcomes for patients, and offering those best practices to all of its hospitals. One program designed to accomplish this is Tenet’s “Partnership for Change” program. The program is designed to create a quality monitoring culture among Tenet’s employees, physicians and other health care professionals who practice at Tenet’s hospitals. The program calls for tracking outcomes in an effort to help maximize the most effective clinical practices. The Partnership for Change program has been implemented in 38 of the Company’s hospitals in Southern California, New Orleans and South Florida. Over time, the program will be rolled out to all of Tenet’s facilities.

•	Improving operating efficiencies and reducing costs while maintaining the quality of care provided. For example, by aggregating volume purchases among a large group of purchasers, including Tenet’s hospitals and the hospitals and other health care facilities of many other investor-owned and not-for-profit health care providers, and enforcing purchasing guidelines, Broadlane, Inc., has been able to lower Tenet’s supply costs. Broadlane also offers procurement strategy, outsourcing and e-commerce services. While Tenet is the majority owner of Broadlane, other health care providers and others, including key employees of Tenet and its subsidiaries, have invested in Broadlane.

•	Developing and maintaining strong relationships with physicians and fostering a physician-friendly culture that will enhance patient care and fulfill the health care needs of the communities the Company serves.

•	Entering into discounted fee-for-service arrangements and managed care contracts with third-party payors.

     Tenet’s general hospitals serve as hubs for integrated health care delivery systems. Those systems are designed to provide quality medical care throughout a community or area. For a further discussion of how Tenet’s business strategy enhances its competitive position, see Competition on page 10.

     To continue to enhance its integrated health care delivery systems, Tenet intends to make strategic acquisitions of hospitals, build new hospitals and expand its existing hospitals. The Company recently has seen an increase in the number of not-for-profit hospitals available for purchase and expects to make more strategic acquisitions as a result of that trend. The fact that the governing boards of not-for-profit hospitals now typically engage investment bankers or other third parties to assist with the process of selling their hospitals results in a more competitive process, which may result in higher prices for those hospitals. Furthermore, legislative requirements concerning the procedures that a for-profit hospital company must follow when acquiring a not-for-profit hospital in many states, as well as other factors, have increased the amount of time it takes the Company to acquire a not-for-profit hospital. In order to meet market-driven demands, such as the demand for hospital services in a wider geographic area or for outpatient services, and to expand its hospitals’ market share in certain geographic areas, the Company also is pursuing opportunities to build new hospitals or comprehensive outpatient centers that typically do not provide overnight inpatient care.

     Several years ago many of the Company’s subsidiaries entered into employment or at-risk management agreements with physicians. A large percentage of those physician practices were acquired as part of large hospital acquisitions or through the formation of integrated health care delivery systems. During the latter part of fiscal year 1999, the Company undertook the process of evaluating its physician strategy and began to develop plans to divest, terminate or allow to expire a significant number of its existing unprofitable agreements with physicians. During fiscal years 2000 and 2001, the Company’s subsidiaries exited 77 percent of the unprofitable physician agreements that management had authorized be terminated or allowed to expire. Substantially all of the remaining unprofitable physician agreements were terminated by July 31, 2002. The Company’s subsidiaries continue to employ or manage a number of more profitable or strategic physician practices, which are managed at the local level.

PROPERTIES

     Tenet’s principal executive offices are located at 3820 State Street, Santa Barbara, California 93105. That building is leased by a Tenet subsidiary under a lease that expires in 2006. The telephone number of Tenet’s Santa Barbara headquarters is (805) 563-7000. Hospital support services for Tenet’s subsidiaries are located in a service center in Dallas, Texas, in space leased by a Tenet subsidiary under a lease that terminates in 2010 unless the Company exercises one or both of its two five-year renewal options. At May 31, 2002, Tenet and its subsidiaries also were leasing space for regional offices in California, Florida, Georgia, Louisiana, Missouri, Pennsylvania and Texas. In addition, Tenet’s subsidiaries operated domestically 163 medical office buildings, most of which are adjacent to Tenet’s general hospitals.

     The number of licensed beds and locations of the Company’s general hospitals are described on pages 3 through 5. As of May 31, 2002, Tenet had approximately $51 million of outstanding loans secured by property and equipment and approximately $49 million of capitalized lease obligations. The Company believes that all of these properties, as well as the administrative and medical office buildings described above, are suitable for their intended purposes.

MEDICAL STAFF AND EMPLOYEES

     Tenet’s hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. Members of the medical staffs of Tenet’s hospitals also often serve on the medical staffs of hospitals not owned by the Company and may terminate their affiliation with the Tenet hospital or shift some or all of their admissions to competing hospitals at any time. Although Tenet owns some physician practices and, where permitted by law, employs some physicians, the majority of the physicians who practice at the Company’s hospitals are not employees of the Company. Nurses, therapists, lab technicians, facility maintenance staff and the administrative staff of hospitals normally are employees of the Company.

     Tenet’s operations are dependent on the efforts, ability and experience of its employees and physicians. Tenet’s continued growth depends on (i) its ability to attract and retain skilled employees, (ii) the ability of its key employees to manage growth successfully and (iii) Tenet’s ability to attract and retain physicians and other health care professionals at its hospitals. In addition, the success of Tenet is, in part, dependent upon the quality, number and specialties of physicians on its hospitals’ medical staffs, most of whom have no long-term contractual relationship with Tenet and may terminate their association with Tenet’s hospitals at any time. Although Tenet currently believes it will continue to successfully attract and retain key employees, qualified physicians and other health care professionals, the loss of some or all of its key employees or inability to attract or retain sufficient numbers of qualified physicians and other health care professionals could have a material adverse effect on the Company’s business, financial position or results of operations.

The number of Tenet’s employees (of which approximately 30 percent were part-time employees) at May 31, 2002, was approximately as follows:

General hospitals and related health care facilities(1)	112,651
Tenet Service Center and regional and support offices	1,064
Corporate headquarters	162

Total	113,877

(1)	Includes employees whose employment relates to the operations of the Company’s general hospitals, rehabilitation hospitals, psychiatric facility, specialty hospitals, outpatient surgery centers, managed services organizations, physician practices, debt collection subsidiary and other health care operations.

     Tenet is subject to the federal minimum wage and hour laws and maintains various employee benefit plans. Labor relations at Tenet’s facilities have been satisfactory and approximately eight percent of Tenet’s employees are represented by labor unions. The hospital industry in general, including the Company’s hospitals, are seeing an increase in the amount of union activity, particularly in California. The Company does not expect the increase in union activity to significantly impact the Company’s business, financial position or results of operations.

     The hospital industry in general is experiencing a nationwide nursing shortage. This shortage is more serious in certain areas than others, including several areas in which the Company operates hospitals, such as South Florida, Southern California and Texas, and in certain specialties. The nursing shortage has become a significant operating issue to health care providers, including the Company, and has resulted in increased costs to the Company for nursing personnel. The Company cannot predict the degree to which it will be affected by the future availability and cost of nursing personnel, but it expects the nursing shortage to continue, which may require the Company to enhance wages and benefits to recruit and retain nurses and also may require an increase in the utilization of more expensive temporary personnel. Among the steps Tenet is taking to attract and retain employees generally, and nurses in particular, is its “employer of choice” program, which is described on page 7 above.

COMPETITION

     Tenet’s general hospitals and other health care businesses operate in competitive environments. A facility’s competitive position within the geographic area in which it operates is affected by a number of competitive factors, including: the scope, breadth and quality of services a hospital offers to its patients and physicians; the number, quality and specialties of the physicians who refer patients to the hospital; nurses and other health care professionals employed by the hospital or on its staff; its reputation; its managed care contracting relationships; the extent to which it is part of an integrated health care delivery system; its location; the location and number of competitive facilities and other health care alternatives; the physical condition of its buildings and improvements; the quality, age and state of the art of its medical equipment; its parking or proximity to public transportation; the length of time it has been a part of the community; and its charges for services. Tax-exempt competitors may have certain financial advantages not available to Tenet’s facilities, such as endowments, charitable contributions, tax-exempt financing and exemptions from sales, property and income taxes. Tenet believes that competition among health care providers occurs primarily at the local level. Accordingly, the Company tailors its hospitals’ local strategies to address the specific competitive characteristics of the region in which they operate.

     The importance of Tenet’s facilities obtaining managed care contracts has increased over the years as employers, private and government payors and others have tried to control rising health care costs. The revenues and operating results of most of the Company’s hospitals are significantly affected by the hospitals’ ability to negotiate favorable contracts with managed care payors.

     A health care provider’s ability to compete for favorable managed care contracts is affected by many factors, including the competitive factors referred to above. Among the most important of those factors is whether the hospital is part of an integrated health care delivery system and, if so, the scope, breadth and quality of services offered by such system and by competing systems. A hospital that is part of a system with many hospitals throughout a geographic area is more likely to obtain managed care contracts, and to obtain more favorable terms in those contracts, than a hospital that is not.

     Tenet evaluates changing circumstances in each geographic area on an ongoing basis and positions itself to compete in the managed care market by forming its own, or joining with others to form, integrated health care delivery systems. Most of Tenet’s hospitals are located in geographic areas where they have the number one or number two market share. In those areas, Tenet negotiates with managed care providers with the goal of including all of its hospitals within the region in each managed care contract. In addition to negotiating managed care contracts for its networks of hospitals, Tenet: (i) encourages physicians practicing at its hospitals to form independent physician associations (“IPAs”) and (ii) joins with those IPAs as well as other physicians and physician group practices to form physician hospital organizations (“PHOs”) to enter into managed care and other contracts both on behalf of those groups and, in certain circumstances, on behalf of the PHOs.

     Tenet’s networks in Southern California, South Florida, the greater New Orleans area, St. Louis, Philadelphia and, more recently, Atlanta are models of how Tenet has developed networks of its own hospitals and related health care facilities to meet the health care needs of these communities throughout those geographic areas. In geographic areas where Tenet has fewer hospitals, those hospitals may join with other hospitals and health care providers to create integrated health care delivery systems in order to better compete for managed care contracts.

     Another important factor in Tenet’s future success is the ability of its hospitals to continue to attract and retain staff physicians. The Company attracts physicians to its hospitals by equipping its hospitals with technologically advanced equipment and physical plant, properly maintaining the equipment and physical plant, sponsoring training programs to educate physicians on advanced medical procedures and otherwise creating an environment within which physicians prefer to practice. The Company also attracts physicians to its hospitals by using local governing boards, consisting primarily of physicians and community members, to develop short-and long-term plans for the hospital and review and approve, as appropriate, actions of the medical staff, including staff appointments, credentialing, peer review and quality assurance. While physicians may terminate their association with a hospital at any time, Tenet believes that by striving to maintain and improve the level of care at its hospitals and by maintaining ethical and professional standards, it will attract and retain qualified physicians with a variety of specialties.

     “Target 100” and “Partnership for Change” are two important programs that Tenet has adopted to enhance physician satisfaction and make the Company’s hospitals more attractive to physicians. As noted in the Business Strategy discussion on page 6, the “Target 100” program targets 100 percent satisfaction rates among patients, physicians and employees at Tenet’s facilities. Under the program, employees at every hospital are trained to focus on the following five pillars in every aspect of their jobs: Service, Quality, Cost, People and Growth. Tenet’s Partnership for Change program, which also is described in the Business Strategy discussion on page 7, is designed to create a quality monitoring culture among Tenet’s employees, physicians and other health care professionals who practice at Tenet’s hospitals. The program employs a computerized outcomes management system that contains clinical and demographic information from the Company’s hospitals and physicians and allows users to identify “best practices” for treating specific diagnostic-related groups. The Company’s goal is to improve the quality of care provided at its hospitals by maximizing the most effective clinical practices and eliminating those that have proven not to be effective.

     The health care industry continues to contend with a nursing shortage and increased competition for nurses and other health care professionals. The steps the Company is taking to address that competition are described in the discussion concerning Medical Staff and Employees on page 9.

     The health care industry has undergone a tremendous amount of change over the past several years. In the late 1990’s, national and state efforts to reform the health care system in the United States adversely impacted reimbursement rates under government programs such as Medicare and Medicaid. More recently, however, hospitals have been granted relief in the form of higher reimbursement rates. The earlier cutback in reimbursement rates and the more recent relief in the form of higher reimbursement rates are described in more detail under Medicare, Medicaid and Other Revenues on page 13.

     Similarly, for many years general hospitals faced efforts by managed care payors to reduce inpatient admissions and average lengths of stay, and to reduce the amounts hospitals were paid for providing care to their patients. Among the methods used by managed care payors to accomplish those goals have been payor-required pre-admission authorization and utilization review and payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Because of the Company’s strategies, however, its hospitals achieved strong admissions growth in fiscal year 2002 and expect their admissions growth to continue. Furthermore, the Company successfully negotiated higher payment rates under many of its managed care contracts in fiscal year 2002 and expects to continue to negotiate higher payment rates from managed care payors.

     The health care industry has seen a significant rise in malpractice expense due to unfavorable pricing and availability trends in the professional and general liability insurance markets and increases in the magnitude of claim settlements. The Company expects this trend may continue unless meaningful tort reform legislation is enacted.

     Changes in medical technology, existing and future legislation, regulations, interpretations of those regulations, competitive contracting for provider services by payors and other competitive factors may require changes in the Company’s facilities, equipment, personnel, procedures, rates and/or services in the future. The Company believes it has the capital available to respond to those challenges.

     To meet the foregoing challenges, the Company (i) has implemented the business strategies described on pages 6 through 8, (ii) has expanded or converted many of its general hospitals’ facilities to include distinct outpatient centers, (iii) offers discounts to private payor groups, (iv) upgrades facilities and equipment, (v) offers new programs and services and (vi) is entering into additional managed care contracts.

MEDICARE, MEDICAID AND OTHER REVENUES

     Tenet receives payments for patient care from private insurance carriers, federal Medicare programs for elderly patients and patients with disabilities, health maintenance organizations, preferred provider organizations, state Medicaid programs for indigent and cash grant patients, the TriCare Program (“TriCare”), employers and patients. The approximate percentages of Tenet’s net patient revenue by payment sources for Tenet’s domestic general hospitals owned or operated by its subsidiaries are as follows:

	Years Ended May 31,
	2000	2001	2002
Medicare	32.6%	30.8%	31.8%
Medicaid	8.3%	8.2%	8.6%
Managed Care	40.7%	43.3%	43.9%
Indemnity and Other	18.4%	17.7%	15.7%

     Payments from government programs, such as Medicare and Medicaid, account for a significant portion of Tenet’s operating revenues. From time to time, legislative changes have resulted in limitations on, and in some cases significant reductions in levels of, payments to health care providers under government programs. One example of that is the Balanced Budget Act of 1997 (the “BBA”), which changed the method of paying health care providers under the Medicare and Medicaid programs, and resulted in significant reductions in payments to health care providers for their inpatient, outpatient, home health, capital and skilled nursing facilities costs. All significant BBA reductions have been phased in.

     The savings to the federal government that resulted from the BBA was much greater than anticipated. In November 1999, the Balanced Budget Refinement Act (the “BBRA”) was signed into law to provide hospitals some relief from the impact of the BBA. In December 2000, the Medicare and Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (the “BIPA”) became law. This act further amended the BBA and provides additional relief to hospitals from some of the key provisions of the BBA. The effects of the BBA, the BBRA and the BIPA are discussed in more detail below.

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

     Tenet is unable to predict the effect that the changes and trends discussed above will have on its operations. If the relief under the BBRA and the BIPA continues, rates paid under managed care contracts continue to increase and the scope of services covered by government and private payors is not further curtailed, the Company’s business, financial position or results of operations will continue to improve. If the rates paid by government or private payors are reduced or the scope of services covered by such payors is reduced, such actions could have a material adverse effect on the Company’s business, financial position or results of operations.

Description of Government Programs

     Medicare payments for general hospital inpatient services are based on a prospective payment system (“PPS”) referred to herein as the “DRG-PPS.” Under the DRG-PPS, a general hospital receives for each Medicare inpatient discharged from the hospital a fixed amount based on the Medicare patient’s assigned diagnostic related group (“DRG”). DRG payments are adjusted for area-wage differentials but otherwise do not consider a specific hospital’s operating costs. As discussed below, DRG payments exclude the reimbursement of capital costs, including depreciation, interest relating to capital expenditures, property taxes and lease expenses. Payments from state Medicaid programs are based on fixed rates or reasonable costs with certain limits. Substantially all Medicare and Medicaid payments are below the rates charged by Tenet’s facilities. Payments from other sources usually are based on the hospital’s established charges, a percentage discount from such charges or all-inclusive per diem rates.

     DRG-PPS rates are typically updated each year to give consideration to increased cost of goods and services purchased by hospitals and non-hospitals (the “Market Basket”). The BBA limited the rate of increase in DRG rates to the annual Market Basket for such year minus 1.1 percent from October 1, 2000 through September 30, 2003. The BIPA amended the BBA to provide that the Market Basket would be reduced by only .55 percent for periods beginning October 1, 2001 and ending September 30, 2003. Pending legislation may revise the BIPA to provide that the Market Basket would be reduced by only .25 percent for federal fiscal year beginning October 1, 2002 (“Federal Fiscal Year 2003”). The DRG rate increase for Federal Fiscal Year 2003 has been set at 2.95 percent (a 3.5 percent Market Basket increase minus .55 percent). Increases in payments to be received by general hospitals under the DRG-PPS continue to be below the increases in the cost of goods and services purchased by hospitals.

     Medicare pays general hospitals’ capital costs separately from DRG payments. Beginning in 1992, a PPS for Medicare reimbursement of general hospitals’ inpatient capital costs (“PPS-CC”) generally became effective with respect to the Company’s general hospitals. After September 30, 2002, all of the Company’s hospitals will be paid based on a PPS-CC rate that will increase annually by a capital Market Basket update factor. The Company expects that those increases will be below the increases in the cost of capital assets purchased by hospitals.

     As part of the DRG-PPS, Congress established additional payments to hospitals that treat patients who are costlier to treat than the average patient. These additional payments are referred to as “Outlier Payments.” Congress has mandated The Center for Medicare and Medicaid Services (“CMS”) to reduce Outlier Payments such that they account for between five and six percent of total DRG payments. In order to bring expected Outlier Payments within this mandate, CMS has proposed substantially raising the cost threshold used to determine the cases for which a hospital will receive Outlier Payments. The proposed change in the cost threshold will substantially reduce total Outlier Payments by reducing (a) the number of cases that qualify for Outlier Payments and (b) the amount of Outlier Payments for cases that continue to qualify. The Company does not expect the implementation of CMS’ proposed change to significantly impact the Company’s business, financial position or results of operations.

     The BBA authorized CMS to establish an outpatient prospective payment system (“OPPS”) that was implemented August 1, 2000. The OPPS established groups called Ambulatory Payment Classifications (“APC”) for outpatient procedures. Providers are paid for services rendered based on the APCs for those services. The OPPS established a transitional period that limits each hospital’s losses during the first three and one half years of the program. If a hospital’s costs of providing the services are lower than the payment, the hospital will be able to keep the difference. If a hospital’s costs are higher than the payment, it will be subsidized for part of the loss during the transition period. The OPPS has not had a material impact on the Company’s business, financial position or results of operations.

     The implementation of a PPS for rehabilitation hospitals becomes effective for cost reporting periods on or after October 1, 2002. The Company does not expect the implementation of the PPS for rehabilitation hospitals to significantly impact the Company’s business, financial position or results of operations.

     Home health services historically were exempt from the DRG-PPS and were paid by Medicare at cost, subject to certain limits. The BBA required that CMS develop a PPS for home health services. The new system has been implemented for cost-reporting periods beginning on or after October 1, 2000. Under the BIPA, a 15 percent reduction in payments for home health services required by the BBA has been delayed and pending legislation may eliminate this proposed reduction altogether. The implementation of a PPS for home health services has not significantly impacted the Company’s business, financial position or results of operations.

     Hospitals that treat a disproportionately large number of low-income patients (Medicaid and Medicare patients eligible to receive supplemental Social Security income) currently receive additional payments from the federal government in the form of Disproportionate Share Payments. The BBA required such payments to be reduced from what they otherwise would be by one percent in federal fiscal year 1998, two percent in federal fiscal year 1999 and so forth up to a reduction of five percent in federal fiscal year 2002. The BBRA froze the reduction for federal fiscal year 2001 at the federal fiscal year 2000 levels, and the BIPA further limited the reduction to two percent in 2001 and three percent in 2002. The Company’s hospitals currently expect to receive full Disproportionate Share Payments, without reduction, in 2003.

     Under current law, if a hospital is unable to collect a Medicare beneficiary’s deductible or co-payment (a “Bad Debt”), the hospital may be paid by the federal government for a portion of the Bad Debt provided certain conditions are met. The BBA provided that the amount of Bad Debt for which the Company otherwise would be paid will be reduced by: 25 percent beginning October 1, 1997, 40 percent beginning October 1, 1998, and 45 percent beginning October 1, 1999. The BIPA amended the BBA to provide that the Company’s hospitals will receive 70 percent, rather than only 55 percent, of the amount they otherwise would be paid for their Bad Debts for cost reporting periods beginning on or after October 1, 2000.

     As discussed above, the BBA significantly changed the manner in which the Company is paid for services provided to Medicare beneficiaries. While both the BBRA and the BIPA have restored a portion of the reductions made by the BBA, all of the BBA changes taken as a whole have significantly reduced the amount of payments received by the Company from the federal government.

     The Medicare, Medicaid and TriCare programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payments to facilities. The final determination of amounts earned under the programs often requires many years because of audits by the program representatives, providers’ rights of appeal and the application of numerous technical reimbursement provisions. Management believes that adequate provision has been made in the Company’s consolidated financial statements for such adjustments. Until final adjustment, however, significant issues remain unresolved and previously determined allowances could be more or less than ultimately required.

HEALTH CARE REFORM, REGULATION AND LICENSING

Certain Background Information

     Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. Changes in Medicare, Medicaid and other programs, hospital cost-containment initiatives by public and private payors, proposals to limit payments and health care spending and industry-wide competitive factors are highly significant to the health care industry. In addition, the health care industry is governed by a framework of federal and state laws, rules and regulations that are extremely complex and for which the industry has the benefit of little or no regulatory or judicial interpretation. Although the Company believes it is in compliance in all material respects with such laws, rules and regulations, if a determination is made that the Company was in material violation of such laws, rules or regulations, its business, financial position or results of operations could be materially adversely affected.

     As discussed under Medicare, Medicaid and Other Revenues starting on page 13, the BBA has had the effect of reducing payments to hospitals and other health care providers under Medicare programs. The reductions in payments and other changes mandated by the BBA, have had a significant impact on the Company’s revenues under Medicare programs. In addition, there continue to be federal and state proposals that would, and actions that do, impose more limitations on payments to providers such as Tenet and proposals to increase copayments and deductibles from patients.

     Tenet’s facilities also are affected by controls imposed by government and private payors designed to reduce admissions and lengths of stay. For all providers, such controls, including what is commonly referred to as “utilization review,” have resulted in fewer treatments and procedures being performed. Utilization review entails the review of the admission and course of treatment of a patient by a third party. Utilization review by third-party peer review organizations (“PROs”) is required in connection with the provision of care paid for by Medicare and Medicaid. Utilization review by third parties also is a requirement of many managed care arrangements.

     Many states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures and to make certain changes to private health care insurance. Various states have applied, or are considering applying, for a federal waiver from current Medicaid regulations to allow them to serve some of their Medicaid participants through managed care providers. Texas was denied a waiver under Section 1115 of the BBA but has implemented regional managed care programs under a more limited waiver. Texas also has applied for federal funds for children’s health programs under the BBA. Louisiana is considering wider use of managed care for its Medicaid population. California has created a voluntary health insurance purchasing cooperative that seeks to make health care coverage more affordable for businesses with five to 50 employees, and changed the payment system for participants in its Medicaid program in certain counties from fee-for-service arrangements to managed care plans. Florida also has legislation, and other states are considering adopting legislation, imposing a tax on net revenues of hospitals to help finance or expand the provision of health care to uninsured and underinsured persons. A number of other states are considering the enactment of managed care initiatives designed to provide universal low-cost coverage. These proposals also may attempt to include coverage for some people who currently are uninsured.

Certificate of Need Requirements

     Some states require state approval for construction and expansion of health care facilities, including findings of need for additional or expanded health care facilities or services. Certificates of Need, which are issued by governmental agencies with jurisdiction over health care facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services and certain other matters. Following a number of years of decline, the number of states requiring Certificates of Need is once again on the rise as state legislators once again are looking at the Certificate of Need process as a way to contain rising health care costs. At May 31, 2002, Tenet operated hospitals in 12 states that require state approval under Certificate of Need programs. Tenet is unable to predict whether it will be able to obtain any Certificates of Need in any jurisdiction where such Certificates of Need are required.

Antikickback and Self-Referral Regulations

     The health care industry is subject to extensive federal, state and local regulation relating to licensure, conduct of operations, ownership of facilities, addition of facilities and services and prices for services. In particular, Medicare and Medicaid antikickback and antifraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (the “Antikickback Amendments”) prohibit certain business practices and relationships that might affect the provision and cost of health care services payable under the Medicare, Medicaid and other government programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by such programs. Sanctions for violating the Antikickback Amendments include criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as Medicare and Medicaid. Many states have statutes similar to the federal Anitikickback Amendments, except that the state statutes usually apply to referrals for services reimbursed by all third-party payors, not just federal programs.

     In addition, it is a violation of the Federal Civil Monetary Penalties Law to offer or transfer anything of value to Medicare or Medicaid beneficiaries that is likely to influence their decision to obtain covered goods or services from one provider or service over another.

     In addition to addressing other matters, as discussed below, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) amends Title XI (42 U.S.C. 1301 et seq.) to broaden the scope of current fraud and abuse laws to include all health plans, whether or not payments under such health plans are made pursuant to a federal program.

     Section 1877 of the Social Security Act (commonly referred to as the “Stark” laws) restricts referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated health services with which they or an immediate family member have ownership or certain other financial arrangements, unless one of several exceptions applies. These exceptions cover a broad range of common financial relationships. These statutory and regulatory exceptions are available to protect certain employment relationships, leases, group practice arrangements, medical directorships, and other common relationships between physicians and providers of designated health services. A violation of the Stark laws may result in a denial of payment, required refunds to patients and to the Medicare program, civil monetary penalties of up to $15,000 for each violation, civil monetary penalties of up to $100,000 for “sham” arrangements, civil monetary penalties of up to $10,000 for each day in which an entity fails to report required information and exclusion from participation in the Medicare, Medicaid and other federal programs. Many states have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. Tenet’s participation in and development of joint ventures and other financial relationships with physicians could be adversely affected by these amendments and similar state enactments.

     On January 4, 2001, the Department of Health and Human Services (“HHS”) issued final regulations, subject to comment, intended to clarify parts of the Stark laws and some of the exceptions to them. These regulations are considered the first phase of a two-phase process, with the remaining regulations to be published at an unknown future date. While HHS may add new exceptions to the final regulations, the current statutory exceptions, discussed above, will continue to be available. The Company cannot predict the final form that these regulations will take or the effect that the final regulations will have on its operations.

     The federal government has issued regulations that describe some of the conduct and business relationships that are permissible under the Antikickback Amendments (“Safe Harbors”). The fact that certain conduct or a given business arrangement does not fall within a Safe Harbor does not render the conduct or business arrangement per se illegal under the Antikickback Amendments. Such conduct and business arrangements, however, do risk increased scrutiny by government enforcement authorities. Tenet may be less willing than some of its competitors to enter into conduct or business arrangements that do not clearly satisfy the Safe Harbors. Passing up certain of those opportunities of which its competitors are willing to take advantage may put Tenet at a competitive disadvantage. Tenet has a voluntary regulatory compliance program and systematically reviews all of its operations to ensure that they comply with federal and state laws related to health care, such as the Antikickback Amendments, the Stark laws and similar state statutes.

     Both federal and state government agencies continue heightened and coordinated civil and criminal enforcement efforts against the health care industry. As part of an announced work plan, which is implemented through the use of national initiatives against health care providers, including the Company, the government is scrutinizing, among other things, the terms of acquisitions of physician practices and the coding practices related to certain clinical laboratory procedures and inpatient procedures. The Company believes that the health care industry will continue to be subject to increased government scrutiny and investigations such as this.

     Another trend impacting health care providers, including the Company, is the increased use of the False Claims Act, particularly by individuals who bring actions. Such qui tam or “whistleblower” actions allow private individuals to bring actions on behalf of the government alleging that a hospital has defrauded the federal government. If the government intervenes in the action and prevails the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each false claim submitted to the government. As part of the resolution of a qui tam case, the party filing the initial complaint may share in a portion of any settlement or judgment. If the government does not intervene in the action, the qui tam plaintiff may pursue the action independently. Although companies in the health care industry in general, and the Company in particular, have been and may continue to be subject to qui tam actions, the Company is unable to predict the impact of such actions on its business, financial position or results of operations.

     The Company is unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework could have a material adverse effect on the Company’s business, financial position or results of operations.

HIPAA

     HIPAA mandates the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. Ensuring privacy and security of patient information — “accountability” — is one of the key factors driving the legislation. The other major factor — “portability” — refers to Congress’ intention to ensure that individuals may take their medical and insurance records with them when they change employers.

     In August 2000, HHS issued final regulations establishing electronic data transmission standards that health care providers must use when submitting or receiving certain health care data electronically. All affected entities, including Tenet, are required to comply with these regulations by October 16, 2002.

     On December 27, 2001, President Bush signed into law H.R. 3323, the Administrative Simplification Compliance Act (the “ASCA”). The ASCA requires that, by October 16, 2002, hospitals and other covered entities must either: (1) be in compliance with the electronic data transmission standards under HIPAA, or (2) submit a summary plan to the Secretary of HHS describing how the entity will come into full compliance with the standards by October 16, 2003. Tenet continues to work toward compliance with the electronic data transmission standards. Tenet will submit a summary plan to the Secretary of HHS and will be in compliance with the standards by October 16, 2003.

     In December 2000, HHS issued final regulations concerning the privacy of health care information. These regulations regulate the use and disclosure of individuals’ health care information, whether communicated electronically, on paper or verbally. All affected entities, including Tenet, are required to comply with these regulations by April 2003. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed.

     Proposed security standards designed to ensure privacy and security of patient information were published by HHS in August 1998, but they have not been finalized. The proposed security standards would require health care providers to implement organizational and technical practices to protect the security of patient information. Once the security regulations are finalized, the Company will have approximately two years to comply with such regulations.

     Although the enforcement provisions of HIPAA have not yet been finalized, sanctions are expected to include criminal penalties and civil sanctions. The Company has established a plan and engaged the resources necessary to comply with HIPAA. At this time, the Company anticipates that it will be able to fully comply with those HIPAA regulations that have been issued and with the proposed regulations. Based on the existing and proposed HIPAA regulations, the Company believes that the cost of its compliance with HIPAA will not have a material adverse effect on its business, financial position or results of operations.

Environmental Regulations

     The Company’s health care operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. The Company’s operations, as well as the Company’s purchases and sales of facilities, also are subject to compliance with various other environmental laws, rules and regulations. The Company believes that the cost of such compliance will not have a material adverse effect on its business, financial position or results of operations.

Health Care Facility Licensing Requirements

     Tenet’s health care facilities are subject to extensive federal, state and local legislation and regulation. In order to maintain their operating licenses, health care facilities must comply with strict standards concerning medical care, equipment and hygiene. Various licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. Tenet’s health care facilities hold all required governmental approvals, licenses and permits. Except for one small hospital that has not sought to be accredited, each of Tenet’s facilities that is eligible for accreditation is fully accredited by the JCAHO, CARF (in the case of rehabilitation hospitals), AOA (in the case of two hospitals) or another appropriate accreditation agency. With such accreditation, the Company’s hospitals are eligible to participate in government-sponsored provider programs such as the Medicare and Medicaid programs. The one hospital that is not accredited participates in the Medicare program through a special waiver that must be renewed each year.

Utilization Review Compliance and Hospital Governance

     Tenet’s health care facilities are subject to and comply with various forms of utilization review. In addition, under the Medicare PPS, each state must have a PRO to carry out a federally mandated system of review of Medicare patient admissions, treatments and discharges in general hospitals. Medical and surgical services and practices are extensively supervised by committees of staff doctors at each health care facility, are overseen by each health care facility’s local governing board, the members of which primarily are physicians and community members, and are reviewed by Tenet’s quality assurance personnel. The local governing boards also help maintain standards for quality care, develop long-range plans, establish, review and enforce practices and procedures and approve the credentials and disciplining of medical staff members.

COMPLIANCE PROGRAM

     The Company voluntarily maintains a multifaceted corporate compliance and ethics program that meets or exceeds all applicable federal guidelines and industry standards. The program is designed to monitor and raise awareness of various regulatory issues among employees, to stress the importance of complying with all governmental laws and regulations and to promote the Company’s Standards of Conduct. As part of the program, the Company provides annual ethics and compliance training to every employee. The Company also provides additional compliance training in specialized areas to the employees responsible for these areas. The program encourages all employees to report any potential or perceived violations to a toll-free telephone hotline.

MANAGEMENT

The executive officers of the Company who are not also directors as of July 31, 2002 are:

Name	Position	Age
David L. Dennis	Vice Chairman, Chief Corporate Officer and
	Chief Financial Officer in the Office of the President	53
Thomas B. Mackey	Chief Operating Officer in the Office of the President	54
Raymond L. Mathiasen	Executive Vice President and Chief Accounting Officer	59
Christi R. Sulzbach	Executive Vice President and General Counsel	47

     Mr. Dennis was elected to the position of Vice Chairman, Chief Corporate Officer and Chief Financial Officer in the Office of the President, effective March 1, 2000. Mr. Dennis held various positions with Donaldson, Lufkin and Jenrette (“DLJ”) from 1989 to 2000, including serving as the co-head of the Los Angeles office from 1996 through February 2000. Before joining DLJ in 1989, Mr. Dennis spent nine years in a number of positions with the investment banking division of Merrill Lynch Capital Markets. Mr. Dennis serves as a director of Westwood One. He holds a bachelor’s degree in economics and finance from San Diego State University and a M.B.A. in finance and corporate strategy from UCLA.

     Mr. Mackey was elected Chief Operating Officer in the Office of the President on January 13, 1999. Mr. Mackey has 25 years experience in the health care industry. He has held a variety of senior regional and divisional management positions with Tenet since 1985, most recently serving as Executive Vice President, Western Division from March 1995 to January 1999. Before joining Tenet, Mr. Mackey was vice president, operations, for Greatwest Hospitals in California. He began his health care career at the University of California, San Diego University Hospital. Mr. Mackey is a member of the board of directors of the Federation of American Hospitals. Mr. Mackey holds a bachelor’s degree in industrial engineering from Northeastern University and a M.B.A. from Cornell University.

     Mr. Mathiasen was elected Executive Vice President on March 22, 1999. Since March 1996, Mr. Mathiasen has been Chief Accounting Officer of the Company. From February 1994 to March 1996, Mr. Mathiasen served as Senior Vice President and Chief Financial Officer of the Company and from September 1993 to February 1994, Mr. Mathiasen served as Senior Vice President and acting Chief Financial Officer. Mr. Mathiasen was elected to the position of Senior Vice President in 1990 and Chief Operating Financial Officer in 1991. Prior to joining Tenet as a Vice President in 1985, he was a partner with Ernst & Young. Mr. Mathiasen holds a bachelor’s degree in accounting from California State University, Long Beach.

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

PROFESSIONAL AND GENERAL LIABILITY INSURANCE

     For years, through May 31, 2002, the Company insured substantially all of its professional and comprehensive general liability risks in excess of self-insured retentions through a majority-owned insurance subsidiary under a mature claims-made policy with a 10-year discovery period. These self-insured retentions were $1 million per occurrence for the three years ended May 31, 2002, and in prior years varied by hospital and by policy period from $500,000 to $5 million per occurrence. Risks in excess of $3 million per occurrence were, in turn, reinsured with major independent insurance companies. Effective June 1, 2002, the Company, along with another unrelated health care company, formed a new insurance subsidiary. This subsidiary insures professional and general liability risks, in excess of a $2 million self-insured retention, under a first-year only claims-made policy, and, in turn, reinsures its risks in excess of $5 million per occurrence with major independent insurance companies.

     In addition to the reserves recorded by the above insurance subsidiaries, the Company maintains reserves based on actuarial estimates for the portion of its professional liability risks, including incurred but not reported claims, for which it does not have insurance coverage. Reserves for losses and related expenses are estimated using expected loss-reporting patterns and have been discounted to their present value using a discount rate of 7.5 percent. If actual payments of claims materially exceed projected estimates of claims, Tenet’s financial position could be materially adversely affected.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Annual Report on Form 10-K, and the documents incorporated herein by reference, including, without limitation, statements containing the words “believes”, “anticipates”, “expects”, “will”, “may”, “might”, “should”, “surmises”, “estimates”, “intends”, “appears“and words of similar import, and statements regarding the Company’s business strategy and plans, constitute “forward-looking statements“within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s or the health care industry’s actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and regionally; industry capacity; demographic changes; changes in, or the failure to comply with, laws and governmental regulations; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid payments or reimbursement, including those resulting from a shift from traditional reimbursement to managed care plans; liability and other claims asserted against the Company; competition, including the Company’s failure to attract patients to its hospitals; the loss of any significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care; a shortage of raw materials; a breakdown in the distribution process or other factors that may increase the Company’s cost of supplies; changes in business strategy or development plans; the ability to attract and retain qualified personnel, including physicians, nurses and other health care professionals, including the impact on the Company’s labor expenses resulting from a shortage of nurses and/or other health care professionals; the significant indebtedness of the Company; the availability of professional liability insurance coverage at current levels; the availability of suitable acquisition opportunities and the length of time it takes to accomplish acquisitions; the Company’s ability to integrate new businesses with its existing operations; the availability and terms of capital to fund the expansion of the Company’s business, including the acquisition of additional facilities and certain additional factors, risks and uncertainties discussed in this Annual Report on Form 10-K and the documents incorporated herein by reference. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements. The Company disclaims any obligation, and makes no promise, to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise.

Item 2. Properties.

     The response to this item is included in Item 1.

Item 3. Legal Proceedings.

     The Company is subject to claims and lawsuits in its normal course of business. The Company believes that its liability for damages resulting from such claims and lawsuits is adequately covered by insurance or is adequately provided for in its consolidated financial statements. Although the results of these claims and lawsuits cannot be predicted with certainty, the Company believes that the ultimate resolution of these claims and lawsuits will not have a material adverse effect on the Company’s business, financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     The response to this item is included on page 53 of the Registrant’s Annual Report to Shareholders for the year ended May 31, 2002. The required information hereby is incorporated by reference.

Item 6. Selected Financial Data.

     The response to this item is included on page 9 of the Registrant’s Annual Report to Shareholders for the year ended May 31, 2002. The required information hereby is incorporated by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The response to this item is included on pages 10 through 23 of the Registrant’s Annual Report to Shareholders for the year ended May 31, 2002. The required information hereby is incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The response to this item is included on pages 21 and 22 of the Registrant’s Annual Report to Shareholders for the fiscal year ended May 31, 2002. The required information hereby is incorporated by reference.

Item 8. Financial Statements and Supplementary Data.

     The response to this item is included on pages 25 through 53 of the Registrant’s Annual Report to Shareholders for the fiscal year ended May 31, 2002. The required information hereby is incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

PART III

Items 10 and 11. Directors and Executive Officers of the Registrant; Executive Compensation.

     Information concerning the directors of the Registrant, including executive officers of the Registrant who also are directors, compensation and other information required by Item 10 is included on pages 2 through 16 and 35 of the definitive Proxy Statement for the Registrant’s 2002 Annual Meeting of Shareholders and hereby is incorporated by reference. Similar information required by Item 10 regarding executive officers of the Registrant who are not directors is set forth on page 21 above. Information regarding compensation of executive officers of the Registrant and other information required by Item 11 is included on pages 17 through 23 and pages 28 through 32 of the definitive Proxy Statement for the Registrant’s 2002 Annual Meeting of Shareholders and hereby is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Information concerning security ownership of certain beneficial owners and management required by Item 12 is included on pages 7 and 8 and pages 33 and 34 of the definitive Proxy Statement for the Registrant’s 2002 Annual Meeting of Shareholders and hereby is incorporated by reference.

     In fiscal years 2000 and 2001, the Company granted options to its employees under its 1999 Broad-Based Stock Incentive Plan (the “Broad-Based Plan”), which was adopted by the Company’s Board of Directors (the “Board”) on July 28, 1999 and amended and restated by the Board on May 24, 2000. The Broad-Based Plan was not submitted to the Company’s shareholders for approval. With the approval by the Company’s shareholders of its 2001 Stock Incentive Plan (the “2001 Plan”) at the 2001 Annual Meeting of Shareholders, the Company discontinued the grant of any additional options under the Broad-Based Plan. The Company currently grants stock options only under the 2001 Plan. Awards granted under the Broad-Based Plan vest and may be exercised as determined by the Compensation Committee of the Board. In the event of a change of control, the Compensation Committee may, in its sole discretion, without obtaining shareholder approval, accelerate the vesting or performance periods of the awards. Although the Broad-Based Plan authorized, in addition to options, the grant of appreciation rights, performance units, restricted units and cash bonus awards, only nonqualified stock options were granted under the Broad-Based Plan. All options were granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant. Options normally are exercisable at the rate of one-third per year beginning one year from the date of grant and generally expire 10 years from the date of grant.

     The following table summarizes certain information with respect to the Company’s equity compensation plans pursuant to which options remain outstanding as of May 31, 2002. The share amounts have been adjusted to reflect the 3-for-2 split of Tenet’s common stock that became effective after the close of trading on June 28, 2002.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved	30,736,136	$26.93	49,908,830
by shareholders

Equity compensation plans not	9,660,437	$20.73	—
approved by shareholders

Total	40,396,572	$25.45	49,908,830

Item 13. Certain Relationships and Related Transactions.

     The response to this item is included on pages 32 and 33 of the definitive Proxy Statement for the Registrant’s 2002 Annual Meeting of Shareholders. The required information hereby is incorporated by reference.

PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)    1. Financial Statements.

     The consolidated financial statements to be included in Part II, Item 8, are incorporated by reference to the Registrant’s 2002 Annual Report to Shareholders for the fiscal year ended May 31, 2002. (See Exhibit (13))

        2. Financial Statement Schedules.

     Schedule II-Valuation and Qualifying Accounts (included on page 31).

     All other schedules and Condensed Financial Statements of Registrant are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

        3. Exhibits.

     (3) Articles of Incorporation and Bylaws

(a)	Restated Articles of Incorporation of Registrant, as amended October 13, 1987 and June 22, 1995 (Incorporated by reference to Exhibit 3(a) to Registrant’s Annual Report on Form 10-K, dated August 15, 2000, for the fiscal year ended May 31, 2000)

(b)	Restated Bylaws of Registrant, as amended July 25, 2001 (Incorporated by reference to Exhibit 3(b) to Registrant’s Annual Report on Form10-K, dated August 20, 2001, for the fiscal year ended May 31, 2001)

     (4) Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Indenture, dated as of October 16, 1995, between Tenet and The Bank of New York, as Trustee, relating to 8 5/8% Senior Notes due 2003 (Incorporated by reference to Exhibit 4(a) to Registrant’s Annual Report on Form 10-K, dated August 20, 2001, for the fiscal year ended May 31, 2001)

(b)	First Supplemental Indenture, dated as of October 30, 1995, between Tenet and The Bank of New York, as Trustee, relating to 8 5/8% Senior Notes due 2003

(c)	Second Supplemental Indenture, dated as of August 21, 1997, between Tenet and The Bank of New York, as Trustee, relating to 8 5/8% Senior Notes due 2003

(d)	Third Supplemental Indenture, dated as of November 14, 2001, between Tenet and The Bank of New York, as Trustee, relating to 8 5/8% Senior Notes due 2003 (Incorporated by reference to Exhibit 2.5 to Registrant’s Registration Statement on Form 8-A, dated January 7, 2002)

(e)	Indenture, dated January 15, 1997, between Tenet and The Bank of New York, as Trustee, relating to 7 7/8% Senior Notes due 2003

(f)	First Supplemental Indenture, dated as of November 13, 2001, between Tenet and The Bank of New York, as Trustee, relating to 7 7/8% Senior Notes due 2003 (Incorporated by reference to Exhibit 2.8 to Registrant’s Registration Statement on Form 8-A, dated January 7, 2002)

(g)	Indenture, dated January 15, 1997, between Tenet and The Bank of New York, as Trustee, relating to 8% Senior Notes due 2005

(h)	First Supplemental Indenture, dated as of November 13, 2001, between Tenet and The Bank of New York, as Trustee, relating to 8% Senior Notes due 2005 (Incorporated by reference to Exhibit 2.10 to Registrant’s Registration Statement on Form 8-A, dated January 7, 2002)

(i)	Indenture, dated May 21, 1998, between Tenet and The Bank of New York, as Trustee relating to 8 1/8% Senior Subordinated Notes due 2008 (Incorporated by reference to Exhibit 4(p) to Registrant’s Annual Report on Form 10-K, dated August 28, 1998, for the fiscal year ended May 31, 1998)

(j)	First Supplemental Indenture, dated March 18, 2002, between Tenet and The Bank of New York, as Trustee, relating to 8 1/8% Senior Subordinated Notes due 2008 (Incorporated by reference to Exhibit 4(b) to Registrant’s Quarterly Report on Form 10-Q, dated April 12, 2002, for the quarterly period ended February 28, 2002)

(k)	Indenture, dated as of November 6, 2001, between Tenet and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated November 6, 2001)

(l)	First Supplemental Indenture, dated as of November 6, 2001, between Tenet and The Bank of New York, as Trustee, relating to 5 3/8% Senior Notes due 2006 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated November 6, 2001)

(m)	Second Supplemental Indenture, dated as of November 6, 2001, between Tenet and The Bank of New York, as Trustee, relating to 6 3/8% Senior Notes due 2011 (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated November 6, 2001)

(n)	Third Supplemental Indenture, dated as of November 6, 2001, between Tenet and The Bank of New York, as Trustee, relating to 6 7/8% Senior Notes due 2031 (Incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K, dated November 6, 2001)

(o)	Fourth Supplemental Indenture, dated March 7, 2002, between Tenet and The Bank of New York, as Trustee, relating to 6 1/2% Senior Notes due 2012 (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated March 7, 2002)

(p)	Fifth Supplemental Indenture, dated June 25, 2002, between Tenet and The Bank of New York, as Trustee, relating to 5% Senior Notes due 2007 (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated June 25, 2002)

     (10) Material Contracts

(a)	$1,500,000,000 Five-Year Credit Agreement, dated as of March 1, 2001, as amended by Amendment No. 1, dated as of October 10, 2001, among the Company, as Borrower, the Lenders, Managing Agents and Co-Agents party thereto, the Swingline Bank party thereto, The Bank of New York, The Bank of Nova Scotia and Salomon Smith Barney, Inc. as Documentation Agents, Bank of America, N.A. as Syndication Agent and Morgan Guaranty Trust Company of New York as Administrative Agent (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q, dated January 14, 2002, for the fiscal quarter ended November 30, 2001)

(b)	$500,000,000 364-Day Credit Agreement, dated as of March 1, 2001, as amended by Amendment No. 1, dated as of October 10, 2001 and amended and restated as of February 28, 2002, among the Company, as Borrower, the Lenders, Managing Agents and Co-Agents party thereto, The Bank of New York, The Bank of Nova Scotia and Salomon Smith Barney, Inc. as Documentation Agents, Bank of America, N.A., as Syndication Agent and Morgan Guaranty Trust Company of New York as Administrative Agent (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q, dated April 12, 2002, for the fiscal quarter ended February 28, 2002)

(c)	Letter from the Registrant to Jeffrey C. Barbakow, dated May 26, 1993 (Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K, dated August 26, 1999, for the fiscal year ended May 31, 1999)

(d)	Letter from the Registrant to Jeffrey C. Barbakow, dated June 1, 1993 (Incorporated by reference to Exhibit 10(i) to Registrant’s Annual Report on Form 10-K, dated August 26, 1999, for the fiscal year ended May 31, 1999)

(e)	Memorandum from the Registrant to Jeffrey C. Barbakow, dated June 14, 1993 (Incorporated by reference to Exhibit 10(j) to Registrant’s Annual Report on Form 10-K, dated August 26, 1999, for the fiscal year ended May 31, 1999)

(f)	Memorandum of Understanding, dated May 21, 1996, from Jeffrey C. Barbakow to the Company (Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K, dated August 20, 2001, for the fiscal year ended May 31, 2001)

(g)	Deferred Compensation Agreement, dated May 31, 1997, between Jeffrey C. Barbakow and the Company (Incorporated by reference to Exhibit 10(l) to Registrant’s Annual Report on Form 10-K, dated August 28, 1998, for the fiscal year ended May 31, 1998)

(h)	Memorandum of Understanding, dated June 1, 2001, from Jeffrey C. Barbakow to the Company (Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on form 10-K, dated August 20, 2001, for the fiscal year ended May 31, 2001)

(i)	Letter from the Company to David L. Dennis, dated February 18, 2000 (Incorporated by reference to Exhibit 10(j) to Registrant’s Annual Report on Form 10-K, dated August 15, 2000, for the fiscal year ended May 31, 2000)

(j)	Letter from the Company to Thomas B. Mackey, dated January 13, 1999 (Incorporated by reference to Exhibit 10(p) to Registrant’s Annual Report on Form 10-K, dated August 26, 1999, for the fiscal year ended May 31, 1999)

(k)	Executive Officers Relocation Protection Agreement (Incorporated by reference to Exhibit 10(l) to Registrant’s Annual Report on Form 10-K, dated August 20, 2001, for the fiscal year ended May 31, 2001)

(l)	Severance Protection Plan for Executive Officers (Incorporated by reference to Exhibit 10(m) to Registrant’s Annual Report on Form 10-K, dated August 20, 2001, for the fiscal year ended May 31, 2001)

(m)	Board of Directors Retirement Plan, effective January 1, 1985, as amended August 18, 1993, April 25, 1994 and July 30, 1997 (Incorporated by reference to Exhibit 10(p) to Registrant’s Annual Report on Form 10-K, dated August 28, 1998, for the fiscal year ended May 31, 1998)

(n)	Tenet Healthcare Corporation Amended and Restated Supplemental ExecutiveRetirement Plan

(o)	Third Amended and Restated Tenet 2001 Deferred Compensation Plan

(p)	Second Amended and Restated Tenet Executive Deferred Compensation Plans Trust (Incorporated by reference to Exhibit 10(r) to Registrant’s Annual Report on Form 10- K, dated August 20, 2001, for the fiscal year ended May 31, 2001)

(q)	Tenet Healthcare Corporation Second Amended and Restated 1994 Directors Stock Option Plan (Incorporated by reference to Exhibit 10(s) to Registrant’s Annual Report on Form 10-K, dated August 20, 2001, for the fiscal year ended May 31, 2001)

(r)	1991 Stock Incentive Plan (Incorporated by reference to Exhibit 10(t) to Registrant’s Annual Report on Form 10-K, dated August 20, 2001, for the fiscal year ended May 31, 2001)

(s)	Amended and Restated 1995 Stock Incentive Plan

(t)	First Amended and Restated Tenet Healthcare Corporation 1999 Broad-Based Stock Incentive Plan

(u)	Tenet Healthcare Corporation 2001 Stock Incentive Plan (Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement, dated August 20, 2001, for the Annual Meeting of Shareholders held on October 10, 2001)

(v)	Tenet Healthcare Corporation 2001 Annual Incentive Plan (Incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement, dated August 20, 2001, for the Annual Meeting of Shareholders held on October 10, 2001)

(13)	2002 Annual Report to Shareholders of Registrant

(21)	Subsidiaries of the Registrant

(23)	Consent of Experts

(a)	Accountants’ Consent and Report on Consolidated Schedule (KPMG LLP)

(99.1)	Certification of Chief Executive Officer Pursuant to Section1350 of Chapter 63 of Title 18 of the United States Code

(99.2)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(b)  Reports on Form 8-K

     The Company filed two reports on Form 8-K during the last quarter of fiscal year 2002. An 8-K, dated March 7, 2002, reported the Company’s completion of an offering of $600,000,000 aggregate principal amount of its 6 1/2% Senior Notes due 2012 pursuant to its existing $2,000,000,000 shelf registration statement. An 8-K, dated May 22, 2002, reported the Company’s approval of a 3-for-2 split of its common stock and corresponding reduction in the par value of the common stock from $.075 per share to $.050 per share, effective as of the close of trading on June 28, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2002.

Tenet Healthcare Corporation

By:	/s/ David L. Dennis —————————————— David L. Dennis Vice Chairman, Chief Corporate Officer and Chief Financial Officer (Principal Financial Officer)	/s/ Raymond L. Mathiasen —————————————— Raymond L. Mathiasen Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 14, 2002, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Jeffrey C. Barbakow
——————————————
Jeffrey C. Barbakow

/s/ Lawrence Biondi, S.J
——————————————
Lawrence Biondi, S.J

/s/ Bernice B. Bratter
——————————————
Bernice B. Bratter

/s/ Sanford Cloud, Jr.
——————————————
Sanford Cloud, Jr.

/s/ Maurice J. DeWald
——————————————
Maurice J. DeWald

/s/ Van B. Honeycutt
——————————————
Van B. Honeycutt

/s/ J. Robert Kerrey
——————————————
J. Robert Kerrey

/s/ Lester B. Korn
——————————————
Lester B. Korn

/s/ Floyd D. Loop, M.D
——————————————
Floyd D. Loop, M.D.	Chairman, Chief Executive Officer and Director (Principal Executive Officer) Director Director Director Director Director Director Director Director

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS Years Ended May 31, 2000, 2001 and 2002 (in millions)

Allowance for Doubtful Accounts

Additions Charged to:

	Balance at Beginning of Period	Costs and Expenses(1)	Other Accounts	Deductions(2)	Other Items(3)	Balance at End of Period
2000	$287	$ 915	—	$ (848)	$4	$358
2001	358	904	—	(930)	1	333
2002	333	1,044	—	(1,062)	0	315

(1)	Before considering recoveries on accounts or notes previously written off.

(2)	Accounts written off.

(3)	Primarily beginning balances for purchased businesses, net of balances for businesses sold.

