Form 10-Q
period 2002-08-31
TENET HEALTHCARE CORP
filed 2002-10-11
CIK 70318

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2002.
OR
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission file number 1-7293

TENET HEALTHCARE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-2557091 (IRS Employer Identification No.)
3820 State Street Santa Barbara, CA 93105 (Address of principal executive offices)
(805) 563-7000 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        As of September 30, 2002 there were 487,702,672 shares of $0.05 par value common stock outstanding.

Note: Item 3 of Part I and Items 2, 3, 5 and 6 of Part II are omitted because they are not applicable.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in Millions

	May 31, 2002	August 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$38	$42
Investments in debt securities	100	102
Accounts receivable, less allowance for doubtful accounts ($315 at May 31 and $328 at August 31)	2,425	2,480
Inventories of supplies, at cost	231	235
Deferred income taxes	199	156
Other current assets	401	377

Total current assets	3,394	3,392

Investments and other assets	363	307
Property and equipment, at cost less accumulated depreciation and amortization	6,585	6,564
Goodwill and other intangible assets, at cost less accumulated amortization	3,472	3,472

	$13,814	$13,735

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$99	$44
Accounts payable	968	955
Employee compensation and benefits	591	542
Income taxes payable	34	152
Other current liabilities	892	766

Total current liabilities	2,584	2,459

Long-term debt, net of current portion	3,919	3,551
Other long-term liabilities and minority interests	1,003	1,140
Deferred income taxes	689	704
Shareholders' equity:
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 512,354,001 shares issued at May 31 and 513,818,584 shares issued at August 31; and additional paid-in capital	3,393	3,434
Accumulated other comprehensive loss	(44)	(42)
Retained earnings	3,055	3,393
Less common stock in treasury, at cost, 23,812,812 shares at May 31 and 26,604,312 shares at August 31	(785)	(904)

Total shareholders' equity	5,619	5,881

	$13,814	$13,735

See accompanying NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months ended August 31, 2001 and 2002
Dollars in Millions,
Except Per-Share Amounts

	2001	2002
Net operating revenues	$3,297	$3,703

Operating Expenses:
Salaries and benefits	1,270	1,423
Supplies	466	529
Provision for doubtful accounts	246	277
Other operating expenses	689	718
Depreciation	115	120
Amortization	34	8
Loss from early extinguishment of debt	110	4

Operating income	367	624

Interest expense	(97)	(64)
Investment earnings	9	7
Minority interests	(7)	(11)
Income before income taxes	272	556

Income taxes	(117)	(218)

Net income	$155	$338

Earnings per common share and common equivalent share:
Basic	$0.32	$0.69
Diluted	0.31	0.68
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	489,518	488,482
Diluted	503,405	500,079

See accompanying NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months ended August 31, 2001 and 2002
Dollars in Millions

	2001	2002
Net income	$155	$338
Other comprehensive income:
Foreign currency translation adjustments	2	2
Unrealized net holding gains arising during period	22	—

Other comprehensive income before income taxes	24	2
Income tax expense related to items of other comprehensive income	(8)	—

Other comprehensive income	16	2

Comprehensive income	$171	$340

See accompanying NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months ended August 31, 2001 and 2002
Dollars in Millions

	2001	2002
Net cash provided by operating activities	$487	$696

Cash flows from investing activities:
Proceeds from sales of facilities, long-term investments and other assets	1	5
Purchases of property and equipment	(209)	(195)
Purchases of businesses, net of cash acquired	(248)	—
Other items	(52)	21

Net cash used in investing activities	(508)	(169)

Cash flows from financing activities:
Proceeds from borrowings	1,437	908
Repurchases of senior, senior subordinated and exchangeable subordinated notes	(1,221)	(282)
Payments of borrowings	(179)	(1,054)
Purchases of treasury stock	(94)	(119)
Proceeds from exercise of stock options	70	17
Other items	12	7

Net cash provided by (used in) financing activities	25	(523)

Net increase in cash and cash equivalents	4	4
Cash and cash equivalents at beginning of period	62	38

Cash and cash equivalents at end of period	$66	$42

Supplemental disclosures:
Interest paid	$182	$75
Income taxes paid, net of refunds received	(2)	(23)

See accompanying NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

        Although unaudited, the financial information in this document reflects all the adjustments necessary to fairly state the consolidated financial position, the results of operations and cash flows of Tenet Healthcare Corporation (together with its subsidiaries, "Tenet," the "Company," "we," "our" or "us"), for the periods indicated. All the adjustments are of a normal, recurring nature.

        This information supplements our audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year. We presume that users of this interim financial information have read or have access to the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnotes and other disclosures that would substantially duplicate those contained in our most recent annual report to security holders have been omitted.

        Quarterly operating results are not necessarily representative of operations for a full year. Reasons for this include occupancy levels, interest rates, acquisitions, disposals, unusual or non-recurring items, fluctuations in revenue allowances, revenue discounts and quarterly tax rates, and the timing of price changes. Numerous other factors cause patient volumes and net operating revenues of our hospitals to fluctuate. These factors include seasonal cycles of illness, climate and weather conditions, vacation patterns of hospital patients and their admitting physicians, and other factors relating to the timing of elective hospital procedures. The above considerations apply to year-to-year comparisons as well.

NOTE 2

        On June 28, 2002, we distributed a 3-for-2 common stock split to those who were holders of record on June 12, 2002. All share and per share amounts in the accompanying condensed consolidated financial statements and notes reflect this split.

NOTE 3

        During the quarter ended August 31, 2002, we sold $400 million of new 5% Senior Notes due 2007 and used a portion of the proceeds to repay bank loans under our credit agreements and repurchased, at par, the remaining $282 million balance of our 6% Exchangeable Subordinated Notes due 2005.

        In connection with the repurchase of this debt, we recorded a loss from early extinguishment of debt in the amount of $4 million. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 145, which we adopted as of June 1, 2002, we have reported the loss as part of operating income. Prior to the adoption of this standard, we would have reported the loss as an extraordinary item, net of tax benefits, in our consolidated statement of income. During the quarter ended August 31, 2001, we recorded an extraordinary charge from early extinguishment of debt in the amount of $69 million net of tax benefits. We have reclassified this item in the current quarter's income statement presentation in accordance with SFAS No. 145 by reducing previously reported operating income and income taxes for the quarter ended August 31, 2001 by $110 million and $41 million, respectively.

        The table below sets forth our long-term debt as of May 31, 2002 and August 31, 2002:

	May 31, 2002	August 31, 2002
	(in millions)
Loans payable to banks, unsecured	$975	$495
5 3/8% Senior Notes due 2006	550	550
5% Senior Notes due 2007	—	400
6 3/8% Senior Notes due 2011	1,000	1,000
6 1/2% Senior Notes due 2012	600	600
6 7/8% Senior Notes due 2031	450	450
6% Exchangeable Subordinated Notes due 2005	282	—
Zero-coupon guaranteed bonds due 2002	45	—
Other senior and senior subordinated notes, 7 7/8% to 8 5/8% due 2003-2008	46	46
Notes payable and capital lease obligations, secured by property and equipment, payable in installments to 2013	100	96
Other promissory notes, primarily unsecured	37	27
Unamortized note discounts	(67)	(69)

Total long-term debt	4,018	3,595

Less current portion	(99)	(44)

Long-term debt, net of current portion	$3,919	$3,551

NOTE 4

        We adopted SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," as of June 1, 2002. The new accounting standard, among other things, eliminates the amortization of goodwill and intangible assets with indefinite useful lives for periods subsequent to the date of adoption.

        The table below shows our net income for the quarter ended August 31, 2001 on a pro forma basis as if the cessation of goodwill amortization required by the new standard had occurred as of June 1, 2001 along with comparative information for the current year's quarter:

	August 31, 2001	August 31, 2002
NET INCOME
Net income, as reported	$155	$338
Goodwill amortization, net of applicable income tax benefits	22	—

Pro forma net income	$177	$338

DILUTED EARNINGS PER SHARE
Net income, as reported	$0.31	$0.68
Goodwill amortization, net of applicable income tax benefits	0.04	—

Pro forma net income	$0.35	$0.68

        SFAS No. 142 also requires that we test the carrying value of goodwill and intangible assets with indefinite lives for impairment at least annually at the reporting unit level (as defined by the standard) and that we reduce the carrying values if we find them to be impaired or if they are associated with assets sold or otherwise disposed of. In accordance with the new standards, we expect to have an initial transitional impairment evaluation completed by November 30, 2002. We presently do not anticipate any significant impairment charges as a result of this evaluation.

NOTE 5

        At August 31, 2002, there were 49,860,727 shares of common stock available for future grants of stock options and other incentive awards to our key employees, advisors, consultants and directors under the Company's 2001 Stock Incentive Plan.

        The following table summarizes certain information about our stock options outstanding at August 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$6.25 to $14.52	9,226,837	5.4 years	$11.66	8,834,787	$11.62
$14.53 to $22.80	7,663,094	5.6 years	20.01	7,628,877	20.02
$22.81 to $31.07	11,211,858	8.4 years	28.14	2,886,906	28.34
$31.08 to $39.34	369,000	9.0 years	37.39	219,000	38.10
$39.35 to $47.61	10,265,189	9.2 years	40.45	51,000	43.75

	38,735,978	7.4 years	$25.96	19,620,570	$17.73

        A summary of the status of our stock option plans as of August 31, 2001 and 2002 and changes during the three months then ended is presented below:

	2001		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	46,126,755	$17.76	40,396,572	$25.45
Granted	2,430,500	30.85	66,000	44.88
Exercised	(4,449,278)	15.71	(1,283,633)	13.70
Forfeited	(239,060)	16.76	(442,961)	18.00
Outstanding at end of period	43,868,917	18.69	38,735,978	25.96

Options exercisable	23,906,870	$14.78	19,620,570	$17.73

        The estimated weighted average fair values of the options we granted in the three months ended August 31, 2001 and 2002 were $15.84 and $20.38, respectively. We have calculated the estimated fair values of the option grants in the table above, and for purposes of the pro forma disclosures below, as of the date of each grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Quarter Ended Agust 31,
	2001	2002
Expected volatility	36.1%	39.6%
Risk-free interest rates	4.8%	4.3%
Expected lives, in years	8.1	6.0
Expected dividend yield	0.0%	0.0%

        Had compensation cost for our stock options granted to employees and directors been determined based on these fair values, our net income and earnings per share would have been the pro forma amounts indicated below:

	Quarter Ended August 31,
	2001	2002
Net income:
As reported	$155	$338

Pro forma	$137	$320

Basic earnings per common share:
As reported	$0.32	$0.69

Pro forma	$0.28	$0.65

Diluted earnings per common share:
As reported	$0.31	$0.68

Pro forma	$0.27	$0.64

NOTE 6

        Through May 31, 2002, acting under authorizations of the Board of Directors to repurchase up to 30 million shares of its common stock to offset the dilutive effect of employee stock option exercises, we purchased 18,180,750 shares of stock for approximately $715 million at an average cost of $39.35 per share. On July 24, 2002, the Board of Directors authorized the repurchase of up to an additional 20 million shares of the Company's common stock not only to offset the dilutive effect of anticipated employee stock option exercises, but also to enable the Company to take advantage of opportunistic market conditions. During the quarter ended August 31, 2002, we purchased an additional 2,791,500 shares for approximately $119 million at an average cost of $42.63 per share. We hold the purchased shares as treasury stock. We have not purchased, nor do we intend to purchase, any shares from our directors, officers or employees.

        As of August 31, 2002, we had entered into forward purchase agreements with two unaffiliated counterparties for the purchase of $195 million of Tenet common stock (4.6 million shares at an average cost of $42.64 per share). We expect to settle those agreements within the next nine months and, at our option, may settle them through full physical, net-share or net-cash settlements. In September 2002, we entered into an additional forward purchase agreement with one of the above counterparties on the same general terms as the earlier agreements for the purchase of approximately $27 million of Tenet common stock (588,500 shares at $46.33 per share).

NOTE 7

        The following table sets forth the changes in consolidated shareholders' equity during the three months ended August 31, 2002 (dollars in millions, shares in thousands):

	Shares Outstanding	Common Shares and Additional Paid-in Capital	Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balances as of May 31, 2002	488,541	$3,393	$(44)	$3,055	$(785)	$5,619
Net income				338		338
Other comprehensive income			2			2
Issuance of common stock	182	7				7
Stock options exercised	1,283	34				34
Repurchases of common stock	(2,792)				(119)	(119)

Balances as of August 31, 2002	487,214	$3,434	$(42)	$3,393	$(904)	$5,881

NOTE 8

        There have been no material changes to the description of claims and lawsuits set forth in Note 8 of Notes to Consolidated Financial Statements for the fiscal year ended May 31, 2002.

NOTE 9

        The table below provides a reconciliation between net income and net cash provided by operating activities for the three months ended August 31, 2001 and 2002:

	2001	2002
	(in millions)
Net income	$155	$338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149	128
Provision for doubtful accounts	246	277
Deferred income taxes	18	53
Income tax benefit related to stock option exercises	54	16
Loss from early extinguishment of debt, net of income tax benefits	69	3
Other items	10	31
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable	(209)	(333)
Inventories and other current assets	(53)	41
Income taxes payable	81	128
Accounts payable, accrued expenses and other current liabilities	(31)	14
Other long-term liabilities	11	11
Net expenditures for discontinued operations, impairment and other unusual charges	(13)	(11)

Net cash provided by operating activities	$487	$696

NOTE 10

        The following table presents a reconciliation of beginning and ending liability balances in connection with impairment and other unusual charges as of May 31, 2002 and August 31, 2002:

Reserves related to:	Balances at May 31, 2002	Cash Payments	Balances at August 31, 2002
	(in millions)
Lease cancellations, exit costs and estimated costs to sell or close hospitals and other facilities	$62	$(5)	$57
Severance costs in connection with the implementation of hospital cost-control programs, general overhead-reduction plans, closure of home health agencies, closure of hospitals and termination of physician contracts	9	(2)	7
Accruals for unfavorable lease commitments at six medical office buildings	8	(1)	7
Buyout of physician contracts	6	(2)	4

Total	$85	$(10)	$75

        The above liability balances are included in other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets. Cash payments to be applied against these accruals are expected to approximate $39 million in the remainder of fiscal 2003 and $36 million thereafter. There were no impairment or other unusual charges in the three months ended August 31, 2001 and 2002.

NOTE 11

        The following is a reconciliation of the numerators and the denominators of our basic and diluted earnings per common share computations for net income for the three months ended August 31, 2001 and 2002. Income is expressed in millions and weighted average shares are expressed in thousands:

	2001			2002
	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Income available to common shareholders	$155	489,518	$0.32	$338	488,482	$0.69
Effect of dilutive stock options and warrants	—	13,887	(0.01)	—	11,597	(0.01)

Diluted Earnings Per Share:
Income available to common shareholders	$155	503,405	$0.31	$338	500,079	$0.68

        We did not include outstanding options to purchase 225,000 shares of common stock in the computation of earnings per share for the three-month period ended August 31, 2001 because the options' exercise prices were greater than the average market price of the common stock during the quarter. There were no such options for the three-month period ended August 31, 2002.

NOTE 12

        During the quarter ended August 31, 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under previous accounting standards, a liability for an exit cost (as defined by the standard) was recognized at the date of an entity's commitment to an exit plan. The provisions of the Statement are effective for exit or disposal activities initiated after December 31, 2002. To the extent that we initiate exit or disposal activities after this date, this new accounting standard might have a material effect on the timing of the recognition of exit costs in future financial statements.

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We regularly evaluate the accounting policies and estimates we use to prepare our financial statements. In general, those estimates are based on historical experience and various assumptions that we believe to be reasonable under the particular applicable facts and circumstances. Actual results may vary from those estimates.

        We consider our critical accounting policies to be those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine and (3) have the potential to result in materially different outcomes under varying assumptions and conditions. Our critical accounting policies include the following: recognition of net operating revenues, including contractual allowances; accruals for general and professional liability risks; impairment of long-lived assets; accounting for income taxes and provisions for doubtful accounts and are more fully described on pages 17 and 18 of our Annual Report to Shareholders for the year ended May 31, 2002. Except for our adoption of SFAS No. 142 and SFAS No. 144 as of June 1, 2002 and the effect of these standards on our accounting for impairments of long-lived assets, there have been no significant changes in these policies or in the assumptions, estimates and judgments utilized in the preparation of these quarterly financial statements from those used in the preparation of our latest audited financial statements.

RESULTS OF OPERATIONS

        Operating results for the quarter ended August 31, 2002 included the following highlights:

  •
  Growth in patient volumes and revenues

  •
  Improvement in operating margins

  •
  Improvements in cash flows from operations

        On a same-facility basis, admissions improved 1.8% over the prior-year quarter, net patient revenues were up 11.2% and net inpatient revenue per admission was up 9.9%. Total-company EBITDA margins (the ratio of earnings before interest, taxes, depreciation and amortization to net operating revenues) increased from 19.0% to 20.4%. Net cash provided by operating activities increased by $209 million over the prior-year quarter. We have reduced our debt by $797 million since the end of the year-ago quarter.

        Results of operations for the quarter ended August 31, 2002 include the operations of three general hospitals acquired after the end of the prior-year quarter and exclude the operations of three general hospitals sold or closed and certain other facilities closed since then. The following is a summary of consolidated operations for the three months ended August 31, 2001 and 2002:

	2001	2002	2001	2002
	(in millions)		(% of net operating revenues)
Net operating revenues:
Domestic general hospitals	$3,176	$3,600	96.3%	97.2%
Other operations	121	103	3.7%	2.8%

Net operating revenues	3,297	3,703	100.0%	100.0%

Operating expenses:
Salaries and benefits	(1,270)	(1,423)	38.5%	38.4%
Supplies	(466)	(529)	14.1%	14.3%
Provision for doubtful accounts	(246)	(277)	7.5%	7.5%
Other operating expenses	(689)	(718)	20.9%	19.4%
Depreciation	(115)	(120)	3.5%	3.2%
Amortization	(34)	(8)	1.0%	0.2%

Operating income before loss from early extinguishment of debt	477	628	14.5%	17.0%

Loss from early extinguishment of debt	(110)	(4)	3.3%	0.1%

Operating income	$367	$624	11.1%	16.9%

        Net operating revenues of our domestic general hospitals in the table above include inpatient and outpatient revenues, as well as nonpatient revenues, primarily rental income and services such as cafeteria, gift shops, parking and other miscellaneous revenue. Net operating revenues of other operations consist primarily of revenues from: (i) physician practices, (ii) rehabilitation hospitals, long-term-care facilities, psychiatric and specialty hospitals, all of which are located on or near the same campuses as our general hospitals; (iii) our hospital in Barcelona, Spain; (iv) health care joint ventures operated by us; (v) our subsidiaries offering managed care and indemnity products; and (vi) equity in earnings of unconsolidated affiliates. The table below sets forth certain selected historical operating statistics for our domestic general hospitals:

	2001	2002	Increase (Decrease)
Number of hospitals (at end of period)	114	114	—
Licensed beds (at end of period)	28,166	28,134	(0.1%)
Net inpatient revenues (in millions)	$2,121	$2,424	14.3%
Net outpatient revenues (in millions)	$997	$1,122	12.5%
Admissions	242,172	252,114	4.1%
Equivalent admissions(2)	350,065	360,963	3.1%
Average length of stay (days)	5.3	5.3	—
Patient days	1,275,551	1,343,673	5.3%
Equivalent patient days(2)	1,816,959	1,895,385	4.3%
Net inpatient revenue per patient day	$1,663	$1,804	8.5%
Net inpatient revenue per admission	$8,758	$9,615	9.8%
Utilization of licensed beds	49.7%	51.3%	1.6	%(1)
Outpatient visits	2,310,626	2,329,280	0.8%

(1)
The change is the difference between 2001 and 2002 amounts shown.

(2)
Equivalent admissions/patient days represents actual admissions/patient days adjusted to include outpatient and emergency room services by multiplying actual admissions/patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the result by gross inpatient revenues.

        The table below sets forth certain selected operating statistics for our domestic general hospitals on a same-facility basis:

	2001	2002	Increase (Decrease)
Average licensed beds	26,638	26,748	0.4%
Patient days	1,240,045	1,277,005	3.0%
Net inpatient revenue per patient day	$1,679	$1,823	8.6%
Admissions	235,374	239,586	1.8%
Net inpatient revenue per admission	$8,845	$9,717	9.9%
Outpatient visits	2,238,203	2,207,940	(1.4%)
Average length of stay (days)	5.3	5.3	—

        The table below sets forth the sources of net patient revenues for our domestic general hospitals for the three-month periods ended August 31, 2001 and 2002, expressed as percentages of net patient revenues from all sources:

	2001	2002	Increase (Decrease)(1)
Medicare	31.0%	31.3%	0.3%
Medicaid	7.9%	8.1%	0.2%
Managed care	42.9%	45.4%	2.5%
Indemnity and other	18.2%	15.2%	(3.0%)

(1)
The change is the difference between the 2001 and 2002 amounts shown.

        Our focus on expansions and additions of core services, such as cardiology, orthopedics and neurology, has led to increases in inpatient acuity and intensity of services. Total-facility admissions increased by 4.1% during the quarter ended August 31, 2002 over the year-ago quarter. These are the main factors that contributed to a 14.3% increase in net inpatient revenues in the quarter ended August 31, 2002 as compared to the year-ago quarter. Our net outpatient revenues on a total-facility basis increased by 12.5% during the quarter ended August 31, 2002 compared to August 31, 2001. We experienced a 1.4% decline in same-facility outpatient visits during the quarter ended August 31, 2002 compared to the year-ago quarter. Our outpatient revenue on a same-facility basis increased by 9.8% over the year-ago quarter. We are continuing to see increased outpatient surgery and outpatient diagnostic procedures, along with a continuing decline in the home health business and physician practices, which provide lower per-visit revenues.

        One of the most significant trends in recent years has been the continuing improvement in net inpatient revenue per admission. On a total-facility basis this statistic increased 9.8% and on a same-facility basis it increased by 9.9% over the year-ago quarter, reflecting a shift in our business mix to the higher acuity services mentioned above and continued strong reimbursement trends. Same-facility sub-acute patient days, which generate lower revenues, declined 4.2% during the most recent quarter compared to the year-ago quarter, while higher-revenue intensive care and cardiac patient days rose 6.3%.

        The pricing environment for managed care and other nongovernment payors also has improved and we expect this trend will continue throughout the current fiscal year as we renegotiate and renew contracts with improved terms.

        In fiscal 2000, we implemented a program designed to improve patient, physician and employee satisfaction by building a true customer-service culture. This program, which is called Target 100, consists of action teams in each hospital that address the concerns of the patients, physicians and employees—our customers. We believe the recent improvement in volume trends is attributable, in part, to the implementation of this new program. In addition, we continue to experience significant admission growth in the 41-to-50 and 51-to-60 baby boomer age groups. As these baby boomers continue to age, we believe their demand for health care will continue to grow.

        To address all the changes impacting the health care industry, while continuing to provide quality care to patients, we have implemented strategies to reduce inefficiencies, create synergies, obtain additional business and control costs. Such strategies have included acquisitions and the sales or closures of certain facilities, enhancement of integrated health care delivery systems, hospital cost-control programs and overhead-reduction plans. We may undertake further acquisitions and, also, sell or close additional facilities and implement additional cost-control programs and other operating efficiencies in the future.

        Net operating revenues from our other domestic operations were $121 million for the three months ended August 31, 2001, compared to $103 million for the current quarter. The decrease is primarily the result of terminations and contract expirations of unprofitable physician practices. As of August 31, 2002, we had exited substantially all of the remaining unprofitable physician practices we had owned.

        Salaries and benefits expense as a percentage of net operating revenues was 38.5% in the quarter ended August 31, 2001 and 38.4% in the current quarter. These costs have not grown at the same rate as revenues from managed care and other non-government payors. We expect this trend to continue, despite wage and benefit pressures created by the current nursing shortage throughout the country.

        Supplies expense as a percentage of net operating revenues was 14.1% in the quarter ended August 31, 2001 and 14.3% in the current quarter. The percentage has increased due primarily to higher acuity and more supply-intensive care at most of our hospitals. We control supplies expense through improved utilization, by improving the supply chain process and by developing and expanding programs designed to improve the purchasing of supplies through Broadlane, Inc., our subsidiary that provides group-purchasing and other supplies-management services.

        The provision for doubtful accounts as a percentage of net operating revenues was 7.5% in the quarter ended August 31, 2001 and in the current quarter. We continue to focus on initiatives that have improved cash flow, including improving the process for collecting receivables, pursuing timely payments from all payors, standardizing and improving contract terms and billing systems and the patient registration process. Accounts receivable days outstanding declined from 65.5 days at August 31, 2001 to 61.6 days at the end of the current quarter.

        Other operating expenses as a percentage of net operating revenues were 20.9% for the quarter ended August 31, 2001 and 19.4% for the quarter ended August 31, 2002. The decrease, despite increases in malpractice expense described below, is primarily because many of these expenses are largely fixed expenses and, as a result, the percentage has declined with the increase in revenues over the year ago quarter. Malpractice expense was $43 million in the quarter ended August 31, 2001 and $62 million in the quarter ended August 31, 2002. The increase is due to unfavorable pricing and availability trends in the professional and general liability insurance markets and increases in the size of claim settlements. We expect this trend to continue unless meaningful tort reform legislation is enacted.

        Depreciation expense was $115 million in the quarter ended August 31, 2001 and $120 million in the quarter ended August 31, 2002. The increase was primarily due to increased capital expenditures and business acquisitions since the year-ago quarter.

        Amortization expense was $34 million in the quarter ended August 31, 2001 and $8 million in the quarter ended August 31, 2002. Of the total amortization expense in the August 2001 quarter, $25 million was for the amortization of goodwill. As a result of adopting new accounting standards for goodwill and other intangible assets on June 1, 2002, we no longer amortize goodwill. All of the amortization expense in the current quarter and $9 million in the prior year quarter is for other intangible assets.

        In addition to the cessation of goodwill amortization, the new accounting standards require initial transitional tests for goodwill impairment and subsequent impairment tests at least annually. In accordance with the new standards, we expect to have this initial transitional impairment evaluation completed by November 30, 2002. We presently do not anticipate any significant impairment charges as a result of this initial evaluation.

        Interest expense, net of capitalized interest, was $97 million in the quarter ended August 31, 2001 and $64 million in the current quarter. The decrease is due to the reduction of debt and lower interest rates. Since August 31, 2001, we have reduced our long-term debt balance by $797 million. Interest capitalized in connection with new construction was approximately $3 million in the 2001 quarter and $2 million in 2002.

        In connection with the refinancing of debt, we recorded losses from early extinguishment of debt in the amounts of $110 million in the quarter ended August 31, 2001 and $4 million in the quarter ended August 31, 2002. Under the provisions of SFAS No. 145, adopted by us as of June 1, 2002, these losses are now shown as operating expenses in the accompanying Condensed Consolidated Statements of Income. Under generally accepted accounting principles existing during the quarter ended August 31, 2001, we reflected the loss for that quarter as an extraordinary item, net of taxes, in the amount of $69 million. In the current quarter's income statement presentation, we have reclassified this item as described above.

        Taxes on income as a percentage of income before income taxes were 42.9% for the three months ended August 31, 2001 and 39.2% in the current quarter, which is in line with the Company's expectations of approximately 39% for fiscal 2003. This expected reduction is primarily related to the impact of the cessation of nondeductible goodwill amortization discussed above.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's liquidity for the three-month period ended August 31, 2002 was derived primarily from net cash provided by operating activities, proceeds from the sale of new senior notes and borrowings under its unsecured revolving credit agreements.

        Net cash provided by operating activities for the three months ended August 31, 2002 was $707 million before net expenditures of $11 million for discontinued operations, impairment and other unusual charges. Net cash provided by operating activities for the three months ended August 31, 2001 was $500 million before $13 million in expenditures for such charges.

        We believe that future cash provided by operating activities, the availability of credit under the credit agreements and, depending on capital market conditions, other borrowings and/or the sale of equity securities should be adequate to meet known debt service requirements and to finance planned capital expenditures, acquisitions and other presently known operating needs over the next three years.

        During the quarter ended August 31, 2002, proceeds from borrowings under our revolving credit agreements amounted to $515 million. Loan payments under the credit agreements were $995 million.

        Cash proceeds from the sale of new 5% Senior Notes were $392 million in the quarter ended August 31, 2002 and we used them to redeem at par the $282 million balance of our 6% Exchangeable Subordinated Notes and to retire existing bank loans.

        Capital expenditures were $195 million in the three months ended August 31, 2002, compared to $209 million in the corresponding prior-year period. We expect to spend approximately $1 billion in fiscal 2003 on capital expenditures, before any significant acquisitions of facilities and other health care operations. Such capital expenditures primarily relate to the development of integrated health care systems in selected geographic areas, design and construction of new buildings, expansion and renovation of existing facilities, equipment and systems additions and replacements, introduction of new medical technologies and various other capital improvements.

        Our strategy continues to include the prudent development of integrated health care delivery systems, including the possible acquisition of general hospitals and related health care businesses or joining with others to develop integrated health care delivery networks. These strategies may be financed by net cash provided by operating activities, the availability of credit under the credit agreements, the sale of assets and, depending on capital market conditions, the sale of additional debt and/or equity securities or other bank borrowings. Our unused borrowing capacity under the credit agreements was $1.4 billion as of September 30, 2002.

        Our credit agreements and the indentures governing our senior and senior subordinated notes contain affirmative, negative and financial covenants which have, among other requirements, limitations on (i) liens, (ii) consolidations, merger or the sale of all or substantially all assets unless no default exists and, in the case of a consolidation or mergers, the surviving entity assumes all of our obligations under the credit agreements, and (iii) subsidiary debt. The covenants also provide that we may declare and pay a dividend and purchase our common stock so long as no default exists and our leverage ratio is less than 3.0 to 1.0. The leverage ratio is equal to the ratio of the Company's consolidated total debt to consolidated EBITDA (earnings before interest, taxes depreciation and amortization). The Company's leverage ratio was significantly less than 3.0 to 1.0 at August 31, 2002. The credit agreement covenants also require that our leverage ratio not exceed 3.5 to 1.0 and that we maintain specified levels of net worth and fixed charge coverage. We are in compliance with all of our loan covenants.

        During the quarter ended August 31, 2002, acting under authorizations of the Board of Directors to repurchase up to 50 million shares of our common stock to (a) offset the dilutive effect of employee stock option exercises, and (b) to enable us to take advantage of opportunistic market conditions, we purchased 2,791,500 shares of common stock for approximately $119 million at an average cost of $42.63 per share. Through May 31, 2002, we had purchased 18,180,750 shares of stock for approximately $715 million at an average cost of $39.35 per share. We hold the purchased shares as treasury stock. We have not purchased, nor do we intend to purchase, any shares from our directors, officers or employees.

        As of August 31, 2002, we had entered into forward purchase agreements with two unaffiliated counterparties for the purchase of $195 million of Tenet common stock (4.6 million shares at an average cost of $42.64 per share). We expect to settle those agreements within the next nine months and, at our option, may settle them through full physical, net-share or net-cash settlements. In September 2002, we entered into an additional forward purchase agreement with one of the above counterparties on the same general terms as the earlier agreements for the purchase of approximately $27 million of Tenet common stock (588,500 shares at $46.33 per share).

        The company's obligations to make future cash payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees and standby letters of credit, are summarized in the table below, as of August 31, 2002:

		Year ended May 31,
	Total	2003	2004	2005	2006	2007	Later Years
	(dollars in millions)
Long-term debt	$3,617	$40	$19	$27	$498	$553	$2,480
Capital lease obligations	47	1	3	13	2	2	26
Long-term operating leases	824	145	167	106	86	76	244
Standby letters of credit and guarantees	124	48	10	4	62	—	—

Total	$4,612	$234	$199	$150	$648	$631	$2,750

BUSINESS OUTLOOK

        Admissions have begun to increase as the baby boomer generation enters the stage of life where hospital utilization increases. Admissions to Tenet hospitals during fiscal 2001 and 2002 increased the most in those baby boomer age groups—41-to-50 and 51-to-60. We anticipate a long period of increasing demand for hospital services as this population group continues to age and we are increasing our investments in our facilities to meet this anticipated demand.

        Simultaneously, we have experienced three successive years of significant increases in same-facility inpatient revenue per admission. Given the current outlook for government reimbursement rates and managed care contracting rates, combined with the strong competitive positioning of our integrated health care delivery systems, and our emphasis in growing high-acuity services, we expect continued increases in same-facility inpatient revenue per admission.

        The ongoing challenge facing our Company and the health care industry as a whole is to continue to provide quality patient care in a competitive environment, to attain adequate rates for the services we provide and to manage our costs. The primary cost pressure facing us and the industry is the ongoing increase of labor costs due to a nationwide shortage of nurses. We expect the nursing shortage to continue and we have implemented various initiatives to better position our hospitals to attract and retain qualified nursing personnel, improve productivity and otherwise manage labor-cost pressures.

FORWARD-LOOKING STATEMENTS

        Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words believes, anticipates, expects, will, may, might, should, surmises, estimates, intends, appears and words of similar import, and statements regarding our business strategy and plans, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's current expectations and involve known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause the actual results, performance or achievements of the Company or the health care industry results to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and regionally; industry capacity; demographic changes; changes in, or the failure to comply with, laws and governmental regulations; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid payments or reimbursement, including those resulting from a shift from traditional reimbursement to managed care plans; liability and other claims asserted against us; competition, including the Company's failure to attract patients to its hospitals; the loss of any significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care; a shortage of raw materials; a breakdown in the distribution process or other factors that may increase our costs of supplies; changes in business strategy or development plans; the ability to attract and retain qualified personnel, including physicians, nurses and other health care professionals, including the impact on our labor expenses resulting from a shortage of nurses and/or other health care professionals; our significant indebtedness of the Company; the availability of professional liability insurance coverage at current levels; the availability of suitable acquisition opportunities and the length of time it takes to accomplish acquisitions; the Company's ability to integrate new business with its existing operations; and the availability and terms of capital to fund the expansion of the Company's business, including the acquisition of additional facilities and other factors referenced in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements. We disclaim any obligation, and make no promise, to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such forward-looking statements, whether as a result of changes in underlying factors, to reflect new information, as a result of the occurrence of events or developments or otherwise.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Material Developments in Previously Reported Legal Proceedings:

        There have been no material developments in the legal proceedings previously described in the Company's Annual Report on Form 10-K for its fiscal year ended May 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

  None.

(b)
Reports on Form 8-K

  We filed two reports on Form 8-K during the quarter ended August 31, 2002. An 8-K, dated June 25, 2002, reported our completion of an offering of $400,000,000 aggregate principal amount of our 5% Senior Notes due 2007 pursuant to our existing $2,000,000,000 shelf registration statement. An 8-K, dated August 14, 2002, reported that each of our Chief Executive Officer and Chief Financial Officer furnished the Securities and Exchange Commission written statements, under oath, in response to the June 27, 2002 order of the Commission pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934.

Note: Items 2, 3, 5 and 6 are omitted because they are not applicable.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 11, 2002	TENET HEALTHCARE CORPORATION (Registrant)

David L. Dennis Office of the President, Chief Corporate Officer and Chief Financial Officer (Principal Financial Officer)

Raymond L. Mathiasen Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)

CEO CERTIFICATION

        I, Jeffrey C. Barbakow, Chairman and Chief Executive Officer of Tenet Healthcare Corporation ("Tenet"), certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Tenet;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 11, 2002	/s/ JEFFREY C. BARBAKOW Jeffrey C. Barbakow Chairman and Chief Executive Officer

CFO CERTIFICATION

        I, David L. Dennis, Vice Chairman, Chief Corporate Officer and Chief Financial Officer in the Office of the President of Tenet Healthcare Corporation ("Tenet"), certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Tenet;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 11, 2002	/s/ DAVID L. DENNIS David L. Dennis Vice Chairman, Chief Corporate Officer and Chief Financial Officer in the Office of the President

QuickLinks

CONTENTS
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATED BALANCE SHEETS Dollars in Millions
CONDENSED CONSOLIDATED STATEMENTS OF INCOME Three Months ended August 31, 2001 and 2002 Dollars in Millions, Except Per-Share Amounts
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Three Months ended August 31, 2001 and 2002 Dollars in Millions
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Three Months ended August 31, 2001 and 2002 Dollars in Millions
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 4. CONTROLS AND PROCEDURES
  ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K