Form 10-Q
period 2002-11-30
TENET HEALTHCARE CORP
filed 2003-01-13
CIK 70318

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2002.
OR
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        As of December 31, 2002 there were 473,738,393 shares of $0.05 par value common stock outstanding.

Note: Item 3 of Part I and Items 2, 3, 5 and 6 of Part II are omitted because they are not applicable.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in Millions

	May 31, 2002	November 30, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$38	$40
Investments in debt securities	100	90
Accounts receivable, less allowance for doubtful accounts ($315 at May 31 and $350 at November 30)	2,425	2,584
Inventories of supplies, at cost	231	236
Deferred income taxes	199	154
Other current assets	401	490

Total current assets	3,394	3,594

Investments and other assets	363	193
Property and equipment, at cost less accumulated depreciation and amortization	6,585	6,679
Goodwill, at cost	3,289	3,268
Other intangible assets, at cost, less accumulated amortization ($107 at May 31 and $108 at November 30)	183	189

	$13,814	$13,923

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$99	$31
Accounts payable	968	858
Accrued compensation and benefits	591	573
Income taxes payable	34	77
Other current liabilities	892	777

Total current liabilities	2,584	2,316

Long-term debt, net of current portion	3,919	3,888
Other long-term liabilities and minority interests	1,003	1,144
Deferred income taxes	689	682
Commitments and contingencies
Shareholders' equity:
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 512,354,001 shares issued at May 31 and 515,613,641 shares issued at November 30; and additional paid-in capital	3,393	3,486
Accumulated other comprehensive loss	(44)	(16)
Retained earnings	3,055	3,708
Less common stock in treasury, at cost, 23,812,812 shares at May 31 and 41,895,162 shares at November 30	(785)	(1,285)

Total shareholders' equity	5,619	5,893

	$13,814	$13,923

See accompanying NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months and Six Months ended November 30, 2001 and 2002
Dollars in Millions,
Except Per-Share Amounts

	Three Months		Six Months
	2001	2002	2001	2002
Net operating revenues	$3,394	$3,778	$6,691	$7,481
Operating Expenses:
Salaries and benefits	1,300	1,447	2,570	2,870
Supplies	473	536	939	1,065
Provision for doubtful accounts	258	291	504	568
Other operating expenses	685	729	1,374	1,447
Depreciation	118	122	233	242
Goodwill amortization	25	—	51	—
Other amortization	8	8	16	16
Impairment of long-lived assets	99	—	99	—
Loss from early extinguishment of debt	165	—	275	4

Operating income	263	645	630	1,269
Interest expense	(86)	(62)	(183)	(126)
Investment earnings	10	6	19	13
Minority interests	(12)	(9)	(19)	(20)
Impairment of investment securities	—	(64)	—	(64)

Income before income taxes	175	516	447	1,072

Income taxes	(86)	(201)	(203)	(419)
Net income	$89	$315	$244	$653

Earnings per common share and common equivalent share:
Basic	$0.18	$0.65	$0.50	$1.34
Diluted	0.18	0.64	0.49	1.32
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	488,822	484,955	489,161	486,735
Diluted	502,796	493,011	503,091	496,562

See accompanying NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months ended November 30, 2001 and 2002
Dollars in Millions

	2001	2002
Net income	$244	$653

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	300	258
Provision for doubtful accounts	504	568
Deferred income taxes	(4)	34
Income tax benefit related to stock option exercises	67	37
Loss from early extinguishment of debt	275	4
Impairment of long-lived assets and investment securities	99	64
Other items	23	42
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable	(520)	(733)
Inventories and other current assets	(74)	(18)
Income taxes payable	40	44
Accounts payable, accrued expenses and other current liabilities	81	(16)
Other long-term liabilities	13	20
Net expenditures for discontinued operations and other unusual charges	(30)	(15)

Net cash provided by operating activities	$1,018	$942

Cash flows from investing activities:
Purchases of property and equipment	(415)	(413)
Purchases of businesses, net of cash acquired	(273)	—
Other items	(27)	35

Net cash used in investing activities	(715)	(378)

Cash flows from financing activities:
Proceeds from borrowings	2,600	1,312
Sale of new senior notes	1,952	392
Repurchases of senior, senior subordinated and exchangeable subordinated notes	(2,991)	(282)
Payments of borrowings	(1,749)	(1,528)
Purchases of treasury stock	(187)	(500)
Proceeds from exercise of stock options	90	41
Other items	(17)	3

Net cash used in financing activities	(302)	(562)

Net increase in cash and cash equivalents	1	2
Cash and cash equivalents at beginning of period	62	38

Cash and cash equivalents at end of period	$63	$40

Supplemental disclosures:
Interest paid	$257	$119
Income taxes paid, net of refunds received	92	306

See accompanying NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

        This quarterly report for Tenet Healthcare Corporation (together with its subsidiaries referred to as "Tenet," the "Company," "we," "our" or "us") supplements our annual report to security holders for the year ended May 31, 2002. As permitted by the Securities and Exchange Commission ("SEC") for interim reporting, we have omitted certain footnotes and disclosures that substantially duplicate those in the annual report. For further information, refer to the audited consolidated financial statements and footnotes included in our annual report to security holders for the year ended May 31, 2002.

        Operating results for the three-month and six-month periods ended November 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2003. Reasons for this include changes in Medicare regulations, our recently announced voluntary adoption of a new Medicare outlier-payments formula, interest rates, acquisitions and disposals of facilities and other assets, unusual or non-recurring items, fluctuations in revenue allowances, revenue discounts and quarterly tax rates, the timing of price changes, and changes in occupancy levels and patient volumes. Factors that affect patient volumes include seasonal cycles of illness, climate and weather conditions, vacation patterns of hospital patients and their admitting physicians, and other factors relating to the timing of elective hospital procedures. These considerations apply to year-to-year comparisons as well.

        Certain prior-year balances in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year's presentation of financial information. These reclassifications have no impact on total assets, liabilities, shareholders' equity, net income or cash flows.

        Although the consolidated financial statements within this document are unaudited, all of the adjustments considered necessary for fair presentation have been included. These adjustments are normal and recurring.

NOTE 2

        The Company and certain of its subsidiaries are currently involved in significant legal proceedings and investigations related principally to the following:

          1.    Shareholder Derivative Lawsuits—From November 1, 2002 through January 8, 2003, nine shareholder derivative actions were filed against members of the board of directors and senior management of the Company by shareholders purporting to pursue various causes of action on behalf of the Company and for its benefit. The complaints allege claims for breach of fiduciary duty, insider trading and other causes of action.

          2.    Federal Securities Class Actions—From November 1, 2002 through January 2, 2003, twenty federal securities class action lawsuits were filed against Tenet Healthcare Corporation and certain of its officers and directors, alleging violations of federal securities laws.

          3.    Other Litigation—The Company continues to litigate a previously disclosed qui tam action filed in 1997. The federal government partially intervened and filed an amended complaint in June of 2001. The government alleges, that the Company and certain subsidiaries, including the third-tier subsidiary that owns North Ridge Medical Center violated the Stark Act and that certain of the hospital's cost reports improperly included non-reimbursable costs related solely to certain physician practices. The government's complaint also contains certain state law equitable claims based on the same allegations.

          In connection with a long-standing national initiative, government agencies have also been investigating hospital billings to Medicare for inpatient stays reimbursed pursuant to four particular diagnosis-related groups. The government filed a lawsuit in regard to this matter on January 9, 2003.

          The Company and certain of its officers and directors also are defendants in lawsuits filed on various dates on behalf of patients and other parties making various claims, including fraud, conspiracy to commit fraud, unfair and deceptive business practices, intentional infliction of emotional distress, wrongful death, unnecessary and invasive medical procedures, unfair, deceptive and/or misleading advertising, and charging unfair and unlawful prices for goods and services.

          4.    Investigations—Federal government agencies are investigating (1) whether two physicians who are independent contractors with medical staff privileges at one of our subsidiary's hospitals may have performed medically unnecessary procedures; (2) certain agreements and arrangements with physicians; and (3) whether Medicare outlier payments to certain of our subsidiaries' hospitals were made in accordance with Medicare laws and regulations. We believe the results of these investigations will demonstrate that our hospitals complied with Medicare rules. No charges have been filed against anyone in connection with these matters.

        See Part II. Item 1. Legal Proceedings beginning on page 33 for a more complete description of the above and other matters. We believe the allegations in these cases are without merit and we intend to vigorously defend all the above actions.

        We cannot presently determine the ultimate resolution of these investigations and lawsuits. Accordingly, the likelihood of a loss, if any, cannot be reasonably estimated and we have not recognized in the accompanying consolidated financial statements any potential liability that may arise from these matters. If adversely determined, the outcome of these matters could have a material adverse effect on our liquidity, financial position and results of operations.

NOTE 3

        During the quarter ended August 31, 2002, we sold $400 million of 5% Senior Notes due 2007. The proceeds from the sale were used to repay bank loans under our credit agreements and to repurchase, at par, the remaining $282 million balance of our 6% Exchangeable Subordinated Notes due 2005. As a result of that repurchase of debt, we recorded a $4 million loss from early extinguishment of debt.

        As of June 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 145 (a standard that addresses the classification of gains or losses from early extinguishment of debt). Prior to the adoption, we reported losses from early extinguishment of debt as extraordinary items, net of tax benefits in our consolidated statement of income. However, in accordance with SFAS No. 145, we reported the above $4 million loss as part of operating income.

        During the six months ended November 30, 2001, we recorded a $172 million extraordinary charge, net of tax benefits, that resulted from early extinguishment of debt. That charge was reclassified to comply with SFAS No. 145 by reducing previously reported operating income by $275 million and reducing income taxes by $103 million for the six months ended November 30, 2001 in the accompanying condensed consolidated statement of income.

        The table below displays our long-term debt as of May 31, 2002 and November 30, 2002:

	May 31, 2002	November 30, 2002
	(in millions)
Loans payable to banks, unsecured	$975	$830
5 3/8% Senior Notes due 2006	550	550
5% Senior Notes due 2007	—	400
6 3/8% Senior Notes due 2011	1,000	1,000
6 1/2% Senior Notes due 2012	600	600
6 7/8% Senior Notes due 2031	450	450
6% Exchangeable Subordinated Notes due 2005	282	—
Zero-coupon guaranteed bonds due 2002	45	—
Other senior and senior subordinated notes, 7 7/8% to 8 5/8% due 2003-2008	46	46
Notes payable and capital lease obligations, secured by property and equipment, payable in installments to 2013	100	97
Other promissory notes, primarily unsecured	37	14
Unamortized note discounts	(67)	(68)

Total long-term debt	4,018	3,919

Less current portion	(99)	(31)

Long-term debt, net of current portion	$3,919	$3,888

        On January 10, 2003, we announced that we had reached agreement with three banks to underwrite a new $500 million three-year senior term loan credit facility. The new facility will replace our existing $500 million 364-day revolving credit facility, which is undrawn and is due to expire on February 28, 2003. We will use the proceeds from the new loan to reduce borrowings under our other existing bank line, a $1.5 billion revolving credit facility due in 2006. The new facility is expected to include terms and conditions substantially similar to our existing credit agreements, except for a change in the leverage covenant to a maximum debt to EBITDA ratio of 2.5-to-1 in the new facility from 3.5-to-1 in the existing credit agreements. Upon closing, our existing $1.5 billion revolving credit facility will be amended to conform its covenants to this new change. The new facility is expected to include base borrowing rates of approximately LIBOR plus 2 percent. We expect to complete the closing and the amendment of the revolving credit facility, both subject to customary documentation, by late February.

NOTE 4

        As of June 1, 2002, we adopted SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." Among the changes implemented by this new accounting standard is the elimination of amortization of goodwill and other intangible assets having indefinite useful lives. This change applies to the periods following the date of adoption.

        The table below shows our net income for the three months and six months ended November 30, 2002 and the comparative pro forma amounts for the prior year as if the cessation of goodwill amortization had occurred as of June 1, 2001:

	Three Months ended November 30		Six Months ended November 30
	2001	2002	2001	2002
NET INCOME
Net income, as reported	$89	$315	$244	$653
Goodwill amortization, net of applicable income tax benefits	21	—	43	—

Pro forma net income	$110	$315	$287	$653

DILUTED EARNINGS PER SHARE
Net income, as reported	$0.18	$0.64	$0.49	$1.32
Goodwill amortization, net of applicable income tax benefits	0.05	—	0.09	—

Pro forma net income	$0.23	$0.64	$0.58	$1.32

        SFAS No. 142 also requires that we test the carrying value of goodwill and intangible assets having indefinite lives for impairment. The test is to be performed at the reporting unit level for goodwill at least once a year. In the year of adoption, an initial transitional impairment evaluation as of the beginning of the fiscal year is also required. If we find the carrying value to be impaired, or if the carrying value of an asset to be sold or otherwise disposed of exceeds its fair value, then we must reduce the carrying value to fair value. In accordance with the new standard, we completed our initial transitional impairment evaluation in the quarter ended November 30, 2002. As a result of this evaluation, we did not need to record an impairment charge.

        In connection with the adoption of SFAS No. 142 and the completion of our initial transitional impairment evaluation, we determined that the Company's reporting units (as defined by the standard) are our three general hospital divisions: the Southeast Division, the Central-Northeast Division and the Western Division. Substantially all of the Company's domestic general hospitals and other healthcare-related facilities are organized by and its resources are allocated to one of these three divisions (or operating segments). Because the economic characteristics of these divisions, the nature of their operations, the regulatory environment in which they operate, and the manner in which they are managed are all similar, we aggregate these divisions into a single reportable operating segment for purposes of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

NOTE 5

        At November 30, 2002, there were 50,552,456 shares of common stock available for future grants of stock options and other incentive awards to our key employees, advisors, consultants and directors under our 2001 Stock Incentive Plan. The following table summarizes information about outstanding stock options at November 30, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$6.25 to $10.17	1,572,369	2.3 years	$8.90	1,572,369	$8.90
$10.18 to $20.34	11,610,526	5.6 years	15.53	11,200,009	15.63
$20.35 to $30.50	13,184,991	7.8 years	27.42	4,522,940	26.15
$30.51 to $40.67	10,326,707	8.9 years	40.29	301,000	38.67
$40.68 to $50.84	175,850	9.5 years	44.70	36,000	45.14

	36,870,443	7.2 years	$26.57	17,632,318	$18.18

        The reconciliation below shows the changes to our stock option plans for the six months ended November 30, 2001 and 2002:

	2001		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	46,126,755	$17.76	40,396,572	$25.45
Granted	2,859,000	32.17	701,000	30.45
Exercised	(5,798,753)	15.50	(2,882,731)	14.38
Forfeited	(406,484)	18.77	(1,344,398)	20.98
Outstanding at end of period	42,780,518	19.02	36,870,443	26.57

Options exercisable	22,730,800	$14.94	17,632,318	$18.18

        The estimated weighted-average fair values of the options we granted in the six months ended November 30, 2001 and 2002 were $18.28 and $14.06, respectively. These were calculated, as of the date of each grant, using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended November 30,
	2001	2002
Expected volatility	39.9%	40.1%
Risk-free interest rates	5.2%	3.5%
Expected lives, in years	9.0	6.7
Expected dividend yield	0.0%	0.0%

        Had the compensation cost for the stock options granted to our employees and directors been determined based on these fair values, our net income and earnings per share would have been the pro forma amounts indicated below:

	Six Months Ended November 30
	2001	2002
Net income:
As reported	$244	$653

Pro forma	$208	$620

Basic earnings per common share:
As reported	$0.50	$1.34

Pro forma	$0.43	$1.28

Diluted earnings per common share:
As reported	$0.49	$1.32

Pro forma	$0.41	$1.25

        In December 2002, we granted additional stock options for 11,807,246 shares of common stock at an exercise price of $17.56 per share and an estimated weighted-average fair value of $8.78 per share. These options will be fully vested four years after the date of grant, except that earlier vesting may occur on the first, second and third anniversaries of the grant date if the market price of our common stock reaches and remains at or higher than certain predetermined levels for specified numbers of consecutive trading days.

NOTE 6

        During the year ended May 31, 2002, the Company's board of directors authorized the repurchase of up to 30 million shares of its common stock to offset the dilutive effect of employee stock option exercises. On July 24, 2002, the board of directors authorized the repurchase of up to an additional 20 million shares of stock, not only to offset the dilutive effect of anticipated employee stock option exercises, but also to enable the Company to take advantage of opportunistic market conditions. On December 11, 2002, the board of directors authorized the use of free cash flow (net cash flows from operating activities after August 31, 2002 less capital expenditures plus proceeds from asset sales) to repurchase up to 30 million shares of the company's common stock, which includes 13,763,900 shares that remained under the previous authorizations. During the year ended May 31, 2002 and the six months ended November 30, 2002, we repurchased an aggregate 36,263,100 shares for approximately $1.2 billion at an average cost of $33.53 per share, as shown in the following table:

Quarter Ended	Number of Shares	Cost	Average Cost
August 31, 2001	2,618,250	$94,512,283	$36.10
November 30, 2001	2,437,500	93,322,287	38.29
February 28, 2002	7,500,000	292,122,301	38.95
May 31, 2002	5,625,000	235,461,974	41.86
August 31, 2002	2,791,500	118,988,346	42.63
November 30, 2002	15,290,850	381,385,362	24.94

Total	36,263,100	$1,215,792,553	$33.53

        The repurchased shares are held as treasury stock. We have not purchased, nor do we intend to purchase, any shares from our directors, officers or employees. In connection with these repurchases, we, at times, enter into forward purchase agreements (whereby, at its option, the Company could settle through full physical, net-share or net cash settlement) with unaffiliated counterparties for the purchase of some of the above shares of common stock. We settled all of the then outstanding forward purchase agreements on October 29, 2002 for $225 million in cash—5,164,150 shares at an average cost of $43.64 per share—and have not entered into any forward purchase agreements since then. The closing market price for our common stock that day was $39.25. We accounted for these forward purchase agreements as equity transactions within permanent equity.

NOTE 7

        Our principal investments at November 30, 2002 consisted of 8,301,067 shares of common stock of Ventas, Inc. ("Ventas") and various other equity investments (primarily in Internet-related health care ventures). Prior to November 30, 2002, we classified these investments as "available for sale." Accordingly, we adjusted the carrying values of the shares to their market value at the end of each accounting period through a credit or charge (net of income taxes) in our statement of other comprehensive income. At November 30, 2002, the aggregate market value of these investments was $124 million, of which our investment in Ventas was $104 million.

        In November 2002, we decided to sell our shares of Ventas, and Ventas agreed to file a shelf registration statement with the SEC relating to the sale. The registration statement was filed on December 2, 2002. On December 20, 2002 we sold all 8,301,067 shares of Ventas stock for $86 million.

        Because of our decision in November 2002 to sell our Ventas shares (an available-for-sale security whose fair value was less than its cost basis) and because we did not expect the fair value of the shares to recover prior to the expected time of sale, we recorded a $64 million impairment charge ($40 million, net of taxes) and reclassified our investment in Ventas to short-term in November 2002.

NOTE 8

        The following table provides a reconciliation of beginning and ending liability balances in connection with unusual charges recorded in prior periods as of May 31, 2002 and November 30, 2002 (in millions):

Reserves related to:	Balances at May 31, 2002	Cash Payments	Other Items	Balances at November 30, 2002
Lease cancellations, exit costs and estimated costs to sell or close hospitals and other facilities	$62	$(8)	$(6)	$48
Severance costs in connection with the implementation of hospital cost-control programs, general overhead-reduction plans, closure of home health agencies, closure of hospitals and termination of physician contracts	9	(3)		6
Accruals for unfavorable lease commitments at six medical office buildings	8	(1)		7
Buyout of physician contracts	6	(2)		4

Total	$85	$(14)	$(6)	$65

        The above liability balances are included in other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets. Cash payments to be applied against these accruals are expected to be $21 million in the remainder of fiscal 2003 and $44 million thereafter.

NOTE 9

        The following table shows the changes in consolidated shareholders' equity during the six months ended November 30, 2002 (dollars in millions; shares in thousands):

	Shares Outstanding	Common Shares and Additional Paid-in Capital	Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balances as of May 31, 2002	488,541	$3,393	$(44)	$3,055	$(785)	$5,619
Net income				653		653
Other comprehensive income			28			28
Issuance of common stock	376	15				15
Stock options exercised, including tax benefit	2,883	78				78
Repurchases of common stock	(18,082)				(500)	(500)

Balances as of November 30, 2002	473,718	$3,486	$(16)	$3,708	$(1,285)	$5,893

NOTE 10

        The following table shows the condensed consolidated statements of comprehensive income for the six months ended November 30, 2001 and 2002:

	2001	2002
Net income	$244	$653

Other comprehensive income (loss):
Foreign currency translation adjustments	2	2
Losses on derivative instruments designated and qualifying as cash-flow hedges	(26)	—
Unrealized net holding gains (losses) arising during period	24	(6)
Less: reclassification adjustment for investment impairment loss included in net income	—	48

Other comprehensive income before income taxes	—	44
Income tax expense related to items of other comprehensive income	—	(16)

Other comprehensive income	—	28

Comprehensive income	$244	$681

NOTE 11

        The following tables are reconciliations of the numerators and the denominators of our basic and diluted earnings per common share computations for net income for the three months and six months ended November 30, 2001 and 2002 (income in millions; weighted average shares in thousands):

	2001			2002
	Income (Numerator)	Weighted Average Shares (Denominator)	Per- Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per- Share Amount
Three Months
Basic Earnings Per Share:
Income available to common shareholders	$89	488,822	$0.18	$315	484,955	$0.65
Effect of dilutive stock options and warrants	—	13,974	—	—	8,056	(0.01)

Diluted Earnings Per Share:
Income available to common shareholders	$89	502,796	$0.18	$315	493,011	$0.64

	2001			2002
	Income (Numerator)	Weighted Average Shares (Denominator)	Per- Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per- Share Amount
Six Months
Basic Earnings Per Share:
Income available to common shareholders	$244	489,161	$0.50	$653	486,735	$1.34
Effect of dilutive stock options and warrants	—	13,930	(0.01)	—	9,827	(0.02)

Diluted Earnings Per Share:
Income available to common shareholders	$244	503,091	$0.49	$653	496,562	$1.32

        Because their prices were greater than the average market price of the common stock during the three-month and six-month periods, the computations of earnings per share exclude outstanding options for 429,000 shares and 10,151,557 shares of common stock for the three-month periods ended November 30, 2001 and 2002, respectively, and 327,000 shares and 5,075,779 shares of common stock for the six-month periods ended November 30, 2001 and 2002, respectively.

NOTE 12

        The Internal Revenue Service ("IRS") is currently examining our federal income tax returns for the fiscal years ended May 31, 1995, 1996 and 1997. We anticipate that the IRS will conclude its examination before May 31, 2003. In connection with their examination, the IRS has issued a Notice of Proposed Adjustment ("NOPA") with respect to our treatment of a portion of the civil settlement paid to the federal government in June 1994 related to our discontinued psychiatric hospital business. The denial of this deduction could result in additional income taxes and interest of approximately $100 million. In addition, the IRS has raised a number of other issues, but has issued no proposed adjustment. At this time, no Revenue Agent's Report ("RAR") for the above fiscal years has been issued. To the extent the final RAR contains adjustments with which we disagree, including the issue covered by the NOPA discussed above, we will seek to resolve all disputed issues using the various means available to us, including, for example, filing a protest with the Appeals Division of the IRS or filing a petition for redetermination of a deficiency with the Tax Court. We are not currently able to predict the amounts that could eventually be paid upon the ultimate resolution of all the issues included in the final RAR.

NOTE 13

        As a result of the allegations concerning Redding Medical Center (see Part II. Item 1. Legal Proceedings), the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") announced in December 2002 that it planned to conduct quality system surveys at various Tenet hospitals. Hospitals either must be accredited by an approved organization such as JCAHO or obtain a waiver to be eligible to participate in the Medicare and Medicaid programs. The purpose of the JCAHO surveys is to determine whether any systematic breakdown has occurred in certain systems and processes within the hospitals owned by our subsidiaries. JCAHO has conducted on-site surveys at 19 of our hospitals across the country. JCAHO expects to complete its reviews early in 2003. We believe our hospitals will pass the surveys and maintain their JCAHO accreditations.

NOTE 14

        In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. (Under previous accounting standards, a liability for an exit cost, as defined by the standard, was recognized at the date of an entity's commitment to an exit plan.) The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002. To the extent that we initiate exit or disposal activities after this date, the new accounting standard might have a material effect on the timing of the recognition of exit costs in our consolidated financial statements.

        In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable, on a prospective basis, to guarantees issued or modified after December 31, 2002. We do not expect this new interpretation to have a material effect on our consolidated financial statements.

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        Certain statements contained in this Quarterly Report on Form 10-Q, including statements containing the words believe, anticipate, expect, will, may, might, should, estimate, intend, appear and words of similar import, and statements regarding our business strategy and plans, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on our current expectations and involve known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements or health care industry results to be materially different from those expressed or implied by forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and regionally; industry capacity; demographic changes; changes in, or the failure to comply with, laws and governmental regulations; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare and Medicaid payments or reimbursement, including those resulting from changes in the method of calculating or paying Medicare outlier payments and those resulting from a shift from traditional reimbursement to managed care plans; the outcome of known and unknown litigation, government investigations, and liability and other claims asserted against us; competition, including our failure to attract patients to our hospitals; the loss of any significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care; a shortage of raw materials; a breakdown in the distribution process or other factors that may increase our costs of supplies; changes in business strategy or development plans, including our pricing strategy; the ability to attract and retain qualified management and other personnel, including physicians, nurses and other health care professionals, and the impact on our labor expenses resulting from a shortage of nurses and/or other health care professionals; fluctuations in the market value of our common stock; the amount and terms of our indebtedness; the availability of professional liability insurance coverage at current levels; the availability of suitable acquisition opportunities, the length of time it takes to accomplish acquisitions and the impact of pending and future government investigations and litigation on our ability to accomplish acquisitions; our ability to integrate new business with its existing operations; and the availability and terms of capital to fund the expansion of our business, including the acquisition of additional facilities and other factors referenced in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements. We disclaim any obligation, and make no promise, to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such forward-looking statements, whether as a result of changes in underlying factors, to reflect new information, as a result of the occurrence of events or developments or otherwise.

BUSINESS STRATEGIES & OUTLOOK

OPERATING STRATEGIES

        Our objective is to provide quality health care services within the current regulatory and managed-care environment that are responsive to the needs of the communities we serve. We believe that competition among health care providers occurs primarily at the local level. Accordingly, we tailor our local strategies to address the specific competitive characteristics of each area in which we operate, including the number and size of facilities operated by our subsidiaries and their competitors, the nature and structure of physician practices and physician groups, and the demographic characteristics of the area. To achieve our objective, we are pursuing a variety of strategies, including the following:

  •
  Focusing on core services such as cardiology, orthopedics and neurosurgery designed to meet the health care needs of the aging baby boomer generation. In the past few years, admissions have increased the most in those age groups—41-to-50 and 51-to-60. We are dedicating significant capital to building or enhancing facilities and acquiring equipment to support those core services and are focusing on recruiting physicians who specialize in cardiology, orthopedics and neurosurgery to practice at our hospitals.

  •
  Improving the quality of care provided at our hospitals by identifying best practices, re-engineering hospital processes to help achieve better outcomes for patients, and offering those best practices to all of our hospitals.

  •
  Improving operating efficiencies and reducing costs while maintaining the quality of care provided.

  •
  Reducing bad debts and improving cash flow. We have taken actions, such as improving our admissions processes (including providing better training for employees involved in admitting patients), simplifying our contracts with managed-care providers to minimize billing disputes, improving our charting and billing processes to bill more promptly and reduce the number of errors, and re-engineering the collections process, to ensure that bills are paid in a timely manner.

  •
  Acquiring or entering into strategic partnerships with hospitals, groups of hospitals, other health care businesses and ancillary health care providers where appropriate to expand and enhance quality integrated health care delivery systems responsive to the current managed-care environment. We carefully evaluate investment opportunities and invest in projects that enhance our objectives of providing quality health care services, maximizing our return on investments, and enhancing shareholder value. Because of recent events and circumstances, however, we expect the pace of our acquisition activity to lessen considerably.

  •
  Improving patient, physician and employee satisfaction. An important program in this area, the "Target 100" program, targets 100 percent satisfaction among patients, physicians and employees at our facilities. The Target 100 program has been implemented at all of our hospitals.

  •
  Developing and maintaining strong relationships with physicians and fostering a physician-friendly culture that will enhance patient care and fulfill the health care needs of the communities we serve.

  •
  Improving recruitment and retention of nurses and other employees. Among the steps we are taking to attract and retain employees in general, and nurses in particular, is our "employer of choice" program, through which we strive to be the employer of choice in each region where we are located.

  •
  Entering into discounted fee-for-service arrangements and managed-care contracts with third-party payors.

        We will adjust our strategies over the course of time in response to changes in the economic climate in which we operate and the success or failure of our various efforts.

PRICING

        We believe that the practices at certain of our hospitals of significantly increasing their gross charges beginning in fiscal 2000, combined with the Medicare-prescribed formula for determining Medicare outlier payments, contributed to greater outlier payments to those hospitals. Medicare outlier payments are described in more detail in the following "Government Programs" section of this report. They are based, in part, on a historical ratio of a hospital's costs to its gross charges.

        Gross charges are not the same as prices and typically do not reflect what the hospital ultimately gets paid. Rather, gross charges are retail list charges. Medicare regulations require that these gross charges be the same for all patients, regardless of payor category. We typically receive a lower price that is negotiated by an insurance company or set by the government. Gross charges, however, do impact the amount of our Medicare outlier payments, certain elements of managed-care contracts that are based on gross charges (such as stop-loss payments), and the amount we charge self-pay patients.

        Although we believe our hospitals' pricing practices are, and have been, in compliance with Medicare rules, in early December 2002, we announced that our hospitals would be following a new pricing philosophy.

        Our new approach de-emphasizes reliance on gross charges increases and refocuses on actual pricing, which creates a structure with a larger fixed component. Our new pricing approach includes the following components:

  •
  freezing the current gross charges at our hospitals through the end of the current fiscal year

  •
  supporting changes in current Medicare rules regarding Medicare outlier payments

  •
  negotiating simpler managed care contracts with higher per-diem or per-case rates and less emphasis on stop-loss and other payments tied to gross charges

  •
  supporting changes in state and federal laws to allow hospitals to negotiate agreements with self-pay patients that will allow for pricing similar to the local market rates the hospitals receive from managed-care contracts

        On January 6, 2003, we announced that we had volunteered to the Centers for Medicare and Medicaid Services ("CMS") to adopt a new policy on Medicare outlier payments for our hospitals, retroactively to January 1, 2003, that would reimburse our hospitals in accordance with what we anticipate will be future changes by CMS in current Medicare outlier formulas. We decided to do this now in order to show our good faith and to support CMS' likely industrywide solution to the outlier issue.

        Over many years, our hospitals' managed-care-contract structures have evolved from being largely charge-based to being based predominantly on negotiated fixed per-diem- and per-case-rate payments combined with pass-through payments for high cost devices and pharmaceutical costs, and stop-loss payments to cover higher-cost patients. Our new pricing approach generally will not involve any rollback of charges, but will involve efforts to negotiate simpler managed-care contracts with higher per diem or case rates and less emphasis on stop-loss payments tied to gross charges with the intention of maintaining the overall economic value of the contract (with market-level annual increases). We intend, however, to hold firm on the total prices we anticipate receiving on our managed-care contracts. Generally, it is not our intention to agree to amend existing contracts if doing so would result in significantly lowering total payments.

        Our hospitals have thousands of individual managed-care contracts. The weighted average life (days to renew/expire weighted based on contract revenue) of those contracts is approximately 230 days, but about three-fourths of the contracts are "evergreen" contracts that extend automatically each year. Evergreen contracts may generally be renegotiated or terminated by the contracting parties by giving 90 to 120 days notice.

        We expect that this new approach to pricing will provide a more predictable and sustainable payment structure for us in the future. Our new pricing approach is intended to create a reimbursement structure with a larger fixed component that will become less dependent on gross charges, but one that will allow for increases in prices and in net operating revenues as appropriate.

        Although we believe that our new pricing approach will continue to allow for increases in prices and continued growth in net operating revenues in the future, we do not expect that the growth rates experienced in the past two years and for the six months ended November 30, 2002 can be sustained. We can offer no assurances that our managed-care contracting parties will agree to the changes we propose, or any changes. Additionally, our proposal is new in the industry and may take time to implement. We can also offer no assurances that this new pricing approach, in the form implemented, will not have a material adverse effect on our business, financial condition or results of operations.

OUTLOOK

        As a result of recent events and, in particular, our revised pricing approach mentioned above, including our voluntary adoption of a new Medicare outlier payment policy, on January 13, 2003 we have revised our former earnings guidance of December 2002 for the fiscal years ending May 31, 2003 and 2004. We now expect our diluted earnings per share from operations for fiscal 2003 to fall within a range of between $2.40 and $2.60 per share. This forecast revision incorporates primarily the changes we expect in Medicare outlier payment formulas, our hospitals' new pricing approach and the impact of recent events. For the fiscal year ending May 31, 2004, we are forecasting a range of diluted earnings per share from operations of between $1.80 and $2.20 per share. This projection assumes that outlier payments would be $100 million at the low and $200 million at the high end of the range, no litigation or income tax audit settlements, no share repurchase activity beyond the approximately 13.8 million shares authorized as of November 30, 2002 and no legislative or reimbursement changes other than those affecting Medicare outliers, but does assume some growth in patient days, outpatient visits and managed care pricing.

        To address all the changes impacting the health care industry, while continuing to provide quality care to patients, we have implemented strategies to reduce inefficiencies, create synergies, obtain additional business and control costs. Such strategies have included acquisitions and the sales or closures of certain facilities, enhancement of integrated health care delivery systems, hospital cost-control programs and overhead-reduction plans. We may acquire, sell or close some additional facilities, and implement additional cost-control programs and other operating efficiencies in the future.

        The ongoing challenges facing us and the health care industry as a whole are (1) providing quality patient care in a competitive and highly regulated environment, (2) receiving adequate compensation for the services we provide, and (3) managing our costs. The primary cost pressure facing us and the industry is the ongoing increase of labor costs due to a nationwide shortage of nurses. We expect the nursing shortage to continue and we have implemented various initiatives to better position our hospitals to attract and retain qualified nursing personnel, to improve productivity and to otherwise manage labor-cost pressures.

GOVERNMENT PROGRAMS

        Payments from Medicare account for a significant portion of our net operating revenues. The Medicare program is subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payments to facilities. We are unable to predict the effect of future payment policy changes on our operations. If the rates paid or the scope of services covered by government payors is reduced, such actions could have a material adverse effect on our business, financial condition or results of operations.

        The final determination of certain amounts earned under the Medicare program often takes many years because of audits by the program representatives, providers' rights of appeal and the application of numerous technical reimbursement provisions. We believe that adequate provision has been made in our consolidated financial statements for probable adjustments to historical net operating revenues. Until final settlement, however, significant issues remain unresolved and previously determined allowances could be more or less than ultimately required.

        The major components of our Medicare net patient revenues for the three-month and six-month periods ended November 30, 2001 and 2002 are set forth in the table below:

	Three Months ended November 30		Six Months ended November 30
	2001	2002	2001	2002
	(in millions)
DRG payments	$432	$471	$852	$927
Capital cost payments	58	54	112	102
Outlier payments	162	213	352	473
Outpatient payments	148	163	268	294
Disproportionate share payments	75	81	145	160
Graduate and Indirect Medical Education payments	38	42	77	88
Other payment categories(1)	98	114	191	225

Total Medicare net patient revenues	$1,011	$1,138	$1,997	$2,269

(1)
These payments relate principally to our non-acute facilities.

DRG PAYMENTS

        Medicare payments for general hospital inpatient services are based on a prospective payment system utilizing what are called diagnosis-related groups ("DRG-PPS"). Under the DRG-PPS, a general hospital receives a fixed amount for each Medicare inpatient discharged from the hospital based on the patient's assigned diagnosis-related group ("DRG"). DRG payments are adjusted for area-wage differentials but otherwise do not consider a specific hospital's operating costs. As discussed below, DRG payments exclude the reimbursement of capital costs, such as depreciation, interest relating to capital expenditures, property taxes and lease expenses.

        DRG-PPS rates are typically updated annually to give consideration to the increased cost of goods and services purchased by hospitals and non-hospitals. The DRG rate increase beginning October 1, 2002 was 2.95 percent, and, as in prior years, is below the corresponding increases in the cost of goods and services purchased by our hospitals. We expect future rate increases also to be below such cost increases.

CAPITAL COST PAYMENTS

        Medicare reimburses general hospitals for their capital costs separately from DRG payments. Beginning in 1992, a prospective payment system for reimbursement of general hospitals' inpatient capital costs ("PPS-CC") generally became effective with respect to our general hospitals and was gradually phased in through September 30, 2002. As of October 1, 2002, all of our hospitals are paid based on a PPS-CC rate that will increase annually by a capital cost market basket update factor. We expect that those increases will also be below the increases in the cost of our capital asset purchases.

OUTLIER PAYMENTS

        As part of the DRG-PPS, Congress established additional payments to hospitals for the treatment of patients who are costlier to treat than the average patient. These additional payments are referred to as outlier payments. Congress has mandated The Centers for Medicare and Medicaid Services ("CMS"), the agency that administers the Medicare program, to limit outlier payments to between five and six percent of total DRG payments. In order to bring expected outlier payments within this mandate, CMS periodically changes the cost threshold used to determine the cases for which a hospital will receive outlier payments. The effect of an increase in the cost threshold reduces total outlier payments by reducing (1) the number of cases that qualify for outlier payments and (2) the amount of outlier payments for cases that continue to qualify.

        CMS is currently reviewing the formula used to calculate each hospital's outlier payments and we expect that CMS will shortly announce a major change in the formula. Currently, if a hospital's specific cost-to-charge ratio falls below a threshold cost-to-charge ratio for all hospitals nationwide, the hospital defaults to the statewide average cost-to-charge ratio ("SWA"). In these cases, CMS will not use the hospital's own cost-to-charge ratio but will use the higher SWA. In addition, CMS utilizes the SWA for certain acquired hospitals until a settled cost report is available. We expect that CMS will eliminate the use of SWA's in the future.

        Currently, 29 of our hospitals receive outlier payments determined by the fiscal intermediary that are based on the SWA. These hospitals received approximately 68% of our outlier payments for the three months ended November 30, 2002. CMS currently utilizes the most recently settled cost report to set the hospital's cost-to-charge ratio. Those cost reports typically are two to three years old. We expect that CMS also will use more recent information to establish the cost-to-charge ratio. We expect these changes to have a material effect on the amount of outlier payments we currently receive. We are currently unable to predict the ultimate changes that will be made by CMS and when they would become effective. On January 6, 2003, we sent a letter to CMS volunteering to adopt a new policy on Medicare outlier payments for our hospitals, retroactive to January 1, 2003, that would have the effect of reimbursing our hospitals in accordance with changes we anticipate CMS will eventually make. To the extent, however, that CMS ultimately adopts a different approach to modifying its outlier policy, or imposes alternative adjustments, such as changing the outlier threshold, we would reconcile the payments received under our interim arrangement to the payments that would have been made if CMS's new policy had gone into effect on January 1, 2003 and a settlement would be made for any difference. The settlement could result in our eventually receiving additional outlier payments or having to repay some of the outlier payments received for the interim period from January 1, 2003 until the date the anticipated new rules become effective. We made this voluntary proposal in order to show our good faith and to support CMS's likely industry-wide solution to the Medicare outlier issue.

        Specifically, our proposal would involve utilizing current filed cost reports for our hospitals and eliminating the SWA from the outlier calculations. We estimate that by adopting these two changes, Medicare outlier payments to our hospitals will drop from approximately $65 million per month to approximately $8 million per month. This is consistent with our current earnings guidance.

OUTPATIENT PAYMENTS

        An outpatient prospective payment system ("OPPS") was implemented as of August 1, 2000. The OPPS established groups called ambulatory payment classifications ("APC") for all outpatient procedures. Medicare pays for each specific APC depending upon the service rendered. The OPPS established a transitional period that limits each hospital's losses during the first three-and-one-half years of the program. If a hospital's cost is less than the payment, the hospital will be able to keep the difference. If a hospital's cost is higher than the payment, it will be subsidized for part of the loss during the transition period. The OPPS has not had a material impact on our results of operations.

DISPROPORTIONATE SHARE PAYMENTS

        Certain of our hospitals treat a disproportionately large number of low-income patients (Medicaid and Medicare patients eligible to receive supplemental Social Security income), and, therefore, receive additional payments from the federal government in the form of disproportionate share payments ("DSH"). Congress has recently mandated CMS to study the present formulas used to calculate DSH. One of the changes being considered is to give greater weight to the amount of uncompensated care provided by a hospital rather than the number of low income patients that are actually treated. We cannot predict when or if CMS will revise the formula or what impact the changes will have on our hospitals. However, we do not expect that this change will have a material impact on our results of operations.

GRADUATE AND INDIRECT MEDICAL EDUCATION

        A number of our hospitals are currently approved as teaching sites for the training of interns and residents under graduate medical education ("GME") programs. Our participating hospitals receive an additional payment for the cost of training residents as GME payments. In addition, these hospitals receive indirect medical education ("IME") payments relating to the teaching programs. These GME and IME payments are an add-on to the regular DRG payments. The current IME payment level is set at 5.5% of DRG payments. The IME payment formula is currently being reviewed and recommendations may be made to Congress that the payment level be reduced to 2.7%. Such reduction must be approved by Congress and would not become effective until October 1, 2003. IME payments received by our hospitals for the six months ended November 30, 2002 were approximately $54 million. If the above recommendations are implemented, IME payments to our hospitals could be reduced by 50%.

MEDICAID

        We also receive payments under various state Medicaid programs that are a much smaller portion of our net operating revenues. These payments are typically based on fixed rates determined by each state. Only two states in which we operate have an outlier payment formula. We also receive DSH payments in various states under the Medicaid program. State Medicaid DSH payments were approximately $82 million and $89 million for the six months ended November 30, 2001 and 2002, respectively.

RESULTS OF OPERATIONS

        The following paragraphs in this section primarily discuss the historical results of operations of the Company. In light of the recent events and our adoption of a new pricing policy, discussed above, however, we are supplementing certain of the historical information presented herein with information presented on an adjusted basis, as if we had received no Medicare outlier payments during the periods indicated. We do so to emphasize the effect that Medicare outlier payments have had on our historical results of operations, without attempting to estimate or suggest their effect on future results of operations. Among the information presented on an adjusted basis are EBITDA margins, operating expenses expressed as percentages of net operating revenues, net inpatient revenues per patient day and per admission, and net cash provided by operating activities, which appear on the following pages. We direct you to the "Outlook" section on page 20 herein for our revised future earnings guidance.

        On a same-facility basis, admissions grew 4.3% over the prior-year quarter, net patient revenues were up 11.6% and net inpatient revenue per admission was up 7.2% for the three months ended November 30, 2002. For the six-month period, admissions increased 3.0%, net patient revenues were up 11.4% and net inpatient revenue per admission was up 8.5%. We have reduced our debt by $437 million since November 30, 2001.

        Total-company EBITDA margins (the ratio of earnings before interest, taxes, depreciation and amortization, impairment charges and loss from early extinguishment of debt to net operating revenues) increased from 20.0% to 20.5% for the quarter and from 19.5% to 20.5% for the six-month period.

        If we had received no Medicare outlier payments during the periods, our EBITDA margins would have been 16.0% and 15.8%, respectively, in the quarters ended November 30, 2001 and 2002, and would have been 15.0% in the six months ended November 30, 2001 and 15.1% in the six-month period ended November 30, 2002.

        The table below presents a reconciliation of our total company EBITDA margins (as defined above) to our operating margins (the ratio of operating income to net operating revenues) for the three-month and the six-month periods ended November 30, 2001 and 2002. Operating income and net operating revenues are performance measures under generally accepted accounting principles ("GAAP"), whereas EBITDA is not. We refer to EBITDA margins in this section of our quarterly report because this measure is widely used in our industry.

	Three Months ended November 30		Six Months ended November 30
	2001	2002	2001	2002
	(in millions)
Net operating revenues	$3,394	$3,778	$6,691	$7,481
Operating income	263	645	630	1,269
Operating margin	7.7%	17.1%	9.4%	17.0%
Add back to operating income:
Depreciation	118	122	233	242
Amortization	33	8	67	16
Impairment of long-lived assets	99	—	99	—
Loss from early extinguishment of debt	165	—	275	4
EBITDA	$678	$775	$1,304	$1,531

EBITDA margin	20.0%	20.5%	19.5%	20.5%

        Results of operations for the quarter ended November 30, 2002 include the operations of two general hospitals acquired after the end of the prior-year second quarter and exclude the operations of three general hospitals sold or closed and certain other facilities closed since then. The following is a summary of consolidated operations for the three- and six-month periods ended November 30, 2001 and 2002:

	2001	2002	2001	2002
	(in millions)		(% of net operating revenues)
Three months
Net operating revenues:
Domestic general hospitals	$3,276	$3,663	96.5%	97.0%
Other operations	118	115	3.5%	3.0%

Net operating revenues	3,394	3,778	100.0%	100.0%

Operating expenses:
Salaries and benefits	(1,300)	(1,447)	38.3%	38.3%
Supplies	(473)	(536)	13.9%	14.2%
Provision for doubtful accounts	(258)	(291)	7.6%	7.7%
Other operating expenses	(685)	(729)	20.2%	19.3%
Depreciation	(118)	(122)	3.5%	3.2%
Amortization	(33)	(8)	1.0%	0.2%

Operating income before impairment charges and loss from early extinguishment of debt	527	645	15.5%	17.1%

Impairment of long-lived assets	(99)	—	2.9%	0.0%
Loss from early extinguishment of debt	(165)	—	4.9%	0.0%

Operating income	$263	$645	7.7%	17.1%

	2001	2002	2001	2002
	(in millions)		(% of net operating revenues)
Six months
Net operating revenues:
Domestic general hospitals	$6,452	$7,263	96.4%	97.1%
Other operations	239	218	3.6%	2.9%

Net operating revenues	6,691	7,481	100.0%	100.0%

Operating expenses:
Salaries and benefits	(2,570)	(2,870)	38.4%	38.4%
Supplies	(939)	(1,065)	14.0%	14.2%
Provision for doubtful accounts	(504)	(568)	7.5%	7.6%
Other operating expenses	(1,374)	(1,447)	20.5%	19.3%
Depreciation	(233)	(242)	3.5%	3.2%
Amortization	(67)	(16)	1.0%	0.2%

Operating income before impairment charges and loss from early extinguishment of debt	1,004	1,273	15.0%	17.0%

Impairment of long-lived assets	(99)	—	1.5%	0.0%
Loss from early extinguishment of debt	(275)	(4)	4.1%	0.1%

Operating income	$630	$1,269	9.4%	17.0%

        Although our hospitals expect to receive some level of Medicare outlier payments in future periods, as discussed above, the following two tables comprise a summary of consolidated operations for the three-month and six-month periods ended November 30, 2001 and 2002, as if we had received no Medicare outlier payments during those periods:

	2001	2002	2001	2002
	(in millions)		(% of net operating revenues)
Three months
Adjusted net operating revenues	$3,232	$3,565	100.0%	100.0%

Operating expenses:
Salaries and benefits	(1,300)	(1,447)	40.2%	40.6%
Supplies	(473)	(536)	14.6%	15.0%
Provision for doubtful accounts	(258)	(291)	8.0%	8.2%
Other operating expenses	(685)	(729)	21.2%	20.4%
Depreciation	(118)	(122)	3.7%	3.4%
Amortization	(33)	(8)	1.0%	0.2%

Adjusted operating income before impairment charges and loss from early extinguishment of debt	365	432	11.3%	12.1%

Impairment of long-lived assets	(99)	—	3.1%	0.0%
Loss from early extinguishment of debt	(165)	—	5.1%	0.0%

Adjusted operating income	$101	$432	3.1%	12.1%

	2001	2002	2001	2002
	(in millions)		(% of net operating revenues)
Six months
Adjusted net operating revenues	$6,339	$7,008	100.0%	100.0%

Operating expenses:
Salaries and benefits	(2,570)	(2,870)	40.5%	41.0%
Supplies	(939)	(1,065)	14.8%	15.2%
Provision for doubtful accounts	(504)	(568)	8.0%	8.1%
Other operating expenses	(1,374)	(1,447)	21.7%	20.6%
Depreciation	(233)	(242)	3.7%	3.5%
Amortization	(67)	(16)	1.1%	0.2%

Adjusted operating income before impairment charges and loss from early extinguishment of debt	652	800	10.3%	11.4%

Impairment of long-lived assets	(99)	—	1.6%	0.0%
Loss from early extinguishment of debt	(275)	(4)	4.3%	0.1%

Adjusted operating income	$278	$796	4.4%	11.4%

        Net operating revenues of our domestic general hospitals includes inpatient and outpatient revenues, as well as nonpatient revenues, primarily rental income and services such as cafeteria, gift shops, parking and other miscellaneous revenue. Net operating revenues of other operations consists primarily of revenues from: (1) physician practices, (2) rehabilitation hospitals, long-term-care facilities, psychiatric and specialty hospitals, all of which are located on or near the same campuses as our general hospitals; (3) our hospital in Barcelona, Spain; (4) health care joint ventures operated by us;

(5) our subsidiaries offering managed care and indemnity products; and (6) equity in earnings of unconsolidated affiliates.

        The table below shows certain selected historical operating statistics for our domestic general hospitals:

	Three months ended November 30			Six months ended November 30
	2001	2002	Increase (Decrease)	2001	2002	Increase (Decrease)
Number of hospitals (at end of period)	114	113	(1)(1)	114	113	(1)(1)
Licensed beds (at end of period)	28,262	27,748	(1.8%)	28,262	27,748	(1.8%)
Net inpatient revenues (in millions)	$2,210	$2,470	11.8%	$4,331	$4,894	13.0%
Net outpatient revenues (in millions)	$1,014	$1,138	12.2%	$2,011	$2,260	12.4%
Admissions	242,861	254,232	4.7%	485,033	506,346	4.4%
Equivalent admissions(2)	348,787	361,197	3.6%	698,852	722,160	3.3%
Average length of stay (days)	5.3	5.3	—	5.3	5.3	—
Patient days	1,281,472	1,349,050	5.3%	2,557,023	2,692,723	5.3%
Equivalent patient days(2)	1,816,168	1,891,584	4.2%	3,633,127	3,786,969	4.2%
Net inpatient revenue per patient day	$1,725	$1,831	6.1%	$1,694	$1,817	7.3%
Net inpatient revenue per admission	$9,100	$9,716	6.8%	$8,929	$9,665	8.2%
Utilization of licensed beds	50.0%	53.4%	3.4%(1)	49.9%	52.4%	2.5%(1)
Outpatient visits	2,277,623	2,343,917	2.9%	4,588,249	4,673,197	1.9%

(1)
The change is the difference between 2001 and 2002 amounts shown.

(2)
Equivalent admissions/patient days represents actual admissions/patient days adjusted to include outpatient and emergency room services by multiplying actual admissions/patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the result by gross inpatient revenues.

        Although our hospitals expect to receive some level of Medicare outlier payments in future periods, as discussed above, if we had received no Medicare outlier payments in the periods indicated, domestic general hospital net inpatient revenues, net inpatient revenue per patient day and net inpatient per admission would have been as follows:

	Three months ended November 30			Six months ended November 30
	2001	2002	Increase	2001	2002	Increase
Net inpatient revenues (in millions)	$2,048	$2,257	10.2%	$3,979	$4,421	11.1%
Net inpatient revenue per patient day	$1,598	$1,673	4.7%	$1,556	$1,642	5.5%
Net inpatient revenue per admission	$8,433	$8,878	5.3%	$8,204	$8,731	6.4%

        The table below shows certain selected historical operating statistics for our domestic general hospitals on a same-facility basis:

	Three months ended November 30			Six months ended November 30
	2001	2002	Increase	2001	2002	Increase
Average licensed beds	26,850	27,014	0.6%	26,746	26,881	0.5%
Patient days	1,249,844	1,318,804	5.5%	2,489,889	2,595,809	4.3%
Net inpatient revenue per patient day	$1,747	$1,854	6.1%	$1,713	$1,839	7.4%
Admissions	238,723	248,958	4.3%	474,097	488,544	3.0%
Net inpatient revenue per admission	$9,136	$9,797	7.2%	$8,992	$9,758	8.5%
Outpatient visits	2,244,852	2,305,983	2.7%	4,483,055	4,513,923	0.7%
Average length of stay (days)	5.2	5.3	0.1(1)	5.3	5.3	—(1)

(1)
The change is the difference between 2001 and 2002 amounts shown.

        Although our hospitals expect to receive some level of Medicare outlier payments in future periods, as discussed above, if we had received no Medicare outlier payments in the periods indicated, same-facility net inpatient revenues, net inpatient revenue per patient day and net inpatient per admission would have been as follows:

	Three months ended November 30			Six months ended November 30
	2001	2002	Increase	2001	2002	Increase
Net inpatient revenues (in millions)	$2,021	$2,229	10.3%	$3,920	$4,306	9.8%
Net inpatient revenue per patient day	$1,617	$1,690	4.5%	$1,575	$1,659	5.3%
Net inpatient revenue per admission	$8,466	$8,952	5.7%	$8,269	$8,815	6.6%

        The table below shows the sources of net patient revenues for our domestic general hospitals for the three and six month periods ended November 30, 2001 and 2002, expressed as percentages of net patient revenues from all sources:

	Three months ended November 30			Six months ended November 30
	2001	2002	Increase (Decrease)(1)	2001	2002	Increase (Decrease)(1)
Medicare	30.8%	30.8%	—	30.9%	31.0%	0.1%
Medicaid	8.3%	8.0%	(0.3%)	8.1%	8.0%	(0.1%)
Managed care	44.5%	46.2%	1.7%	43.7%	45.8%	2.1%
Indemnity and other	16.4%	15.0%	(1.4%)	17.3%	15.2%	(2.1%)

(1)
The change is the difference between the 2001 and 2002 amounts shown.

        Our focus on expansions and additions of core services, such as cardiology, orthopedics and neurosurgery, has contributed to increases in inpatient acuity and intensity of services. In comparing the quarter ended November 30, 2002 to the same quarter of 2001, total-facility admissions increased by 4.7%. This, in addition to the growth in Medicare outlier payments described above, contributed to an 11.9% increase in net patient revenues.

        On a total facility basis, net inpatient revenue per admission increased 6.8%, and on a same-facility basis, it increased by 7.2% over the year-ago quarter reflecting our previous pricing approach and the shift in our business mix to the higher acuity services mentioned above. As mentioned earlier, we have announced a new pricing approach, which combined with an anticipated change in Medicare regulations for determining outlier payments, is expected to adversely impact this trend. For example, if we had received no Medicare outlier payments in the periods, our net inpatient revenue per admissions would have increased by only 5.3% instead of 6.8%. On a same-facility basis, the increase would have been 5.7% instead of 7.2%.

        Outpatient surgery and outpatient diagnostic procedures continue to increase, and the home health business, which generates lower per-visit revenues, continue to decrease. We experienced a 2.7% increase in same-facility outpatient visits during the quarter ended November 30, 2002 compared to the same quarter a year ago. Net outpatient revenues increased by 12.2% on a total-facility basis and by 11.0% on a same-facility basis compared to the year-ago quarter.

        Salaries and benefits expense as a percentage of net operating revenues was 38.3% in the quarter ended November 30, 2001 and in the current quarter (40.2% and 40.6%, respectively, without outlier payments). These costs have not grown recently at the same rate as revenues from managed care and other non-government payors. We have experienced, however, and expect to continue to experience, wage and benefit pressures created by the current nursing shortage throughout the country and escalating state-mandated nurse staffing ratios. We are seeing an increase in the amount of labor union activity at our hospitals, particularly in California, in attempts to organize our employees. Approximately 8% of our employees were represented by labor unions as of the end of our most recent fiscal year. As union activity continues to increase at our hospitals and as additional states enact new laws regarding nurse staffing ratios, our salaries and benefits expense is likely to increase more rapidly than our net operating revenues.

        Supplies expense as a percentage of net operating revenues was 13.9% in the quarter ended November 30, 2001 and 14.2% in the current quarter (14.6% and 15.0% without outlier payments). The percentage increase is due primarily to higher acuity and more supply-intensive care at most of our hospitals. We control supplies expense through improved utilization and by improving the supply chain process. We also utilize the group-purchasing and other supplies-management services of Broadlane, Inc., a 68%-owned subsidiary that develops programs designed to improve the purchasing power of its customers.

        The provision for doubtful accounts as a percentage of net operating revenues was 7.6% in the quarter ended November 30, 2001 and 7.7% in the current quarter (8.0% and 8.2% without outlier payments). The provision for doubtful accounts as a percentage of non-program revenues, that is, revenues from all sources other than Medicare and Medicaid, was 12.2% in the quarter ended November 30, 2001 and 12.4% in the current quarter. We continue to focus on initiatives that improve cash flow, including improving the process for collecting receivables, pursuing timely payments from all payors, and standardizing and improving contract terms, billing systems and the patient registration process. Accounts receivable days outstanding declined from 63.7 days at November 30, 2001 to 62.2 days at the end of the current quarter. Given recent events, we do not expect this trend to continue and believe accounts receivable days may increase moderately.

        Other operating expenses as a percentage of net operating revenues were 20.2% for the quarter ended November 30, 2001 and 19.3% for the current quarter (21.2% and 20.4% without outlier payments). The decrease is primarily because many of these expenses are fixed expenses, and, as a result, the percentage has declined with the increase in revenues over the year-ago quarter. Included in other operating expenses is malpractice expense of $58 million in the quarter ended November 30, 2001 and $62 million in the current quarter. The Company is experiencing unfavorable pricing and availability trends in the professional and general liability insurance markets and increases in the size of claim settlements. We expect this trend to deteriorate further unless meaningful tort reform legislation is enacted. Physicians, including those who practice at some of our hospitals, face similar increases in malpractice insurance premiums and limitations on availability, which could adversely impact admissions to our hospitals.

        Depreciation expense was $118 million in the quarter ended November 30, 2001 and $122 million in the quarter ended November 30, 2002. The increase was primarily due to increased capital expenditures and acquisitions since the year-ago quarter.

        Goodwill amortization expense was $25 million before taxes in the quarter ended November 30, 2001. As a result of adopting a new accounting standard for goodwill and other intangible assets, we stopped amortizing goodwill on June 1, 2002.

        In addition to the cessation of goodwill amortization, the new accounting standards require initial transitional tests for goodwill impairment and subsequent impairment tests at least annually. In accordance with the new standards, we completed the initial transitional impairment evaluation by November 30, 2002 and as a result of this initial evaluation we did not need to record a transitional impairment charge.

        Interest expense, net of capitalized interest, was $86 million in the quarter ended November 30, 2001 and $62 million in the current quarter. The decrease is due to the reduction of debt and lower interest rates. Since November 30, 2001, we have reduced our debt balance by $437 million. Interest capitalized in connection with new construction was approximately $2 million in both the 2001 and the 2002 quarters.

        In connection with the refinancing of debt, we recorded losses from early extinguishment of debt in the amounts of $110 million in the quarter ended August 31, 2001, $165 million in the quarter ended November 30, 2001 and $4 million in the quarter ended August 31, 2002. Under the provisions of SFAS No. 145, adopted by us as of June 1, 2002, these losses are now shown as operating expenses in the accompanying Condensed Consolidated Statements of Income. Under generally accepted accounting principles existing prior to June 1, 2002, we reflected the loss for the quarter ended August 31, 2001 as an extraordinary charge, net of taxes, in the amount of $69 million. In the current period's income statement presentation, we reclassified this item as described above.

        The $64 million charge for impairment of investment securities in the quarter ended November 30, 2002 relates to our decision in November 2002 to sell our 8,301,067-share investment in the common stock of Ventas, Inc. We sold the shares on December 20, 2002 for $86 million. Because the fair value of the shares at November 30, 2002 was less than their cost basis and because we did not expect the fair value of the shares to recover prior to the expected time of sale, we recorded the impairment charge in November 2002.

        The Company's tax rate before the effect of impairment charges and loss from early extinguishment of debt was 41.2% for the three months ended November 30, 2001 and 38.8% in the current quarter, which is in line with the Company's expectations of approximately 39% for fiscal 2003. This expected reduction is primarily related to the impact of the cessation of nondeductible goodwill amortization discussed above.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's liquidity for the six-month period ended November 30, 2002 was derived primarily from net cash provided by operating activities, proceeds from the sale of new senior notes, and borrowings under its unsecured revolving credit agreements.

        Net cash provided by operating activities for the six months ended November 30, 2002 was $942 million. Net cash provided by operating activities for the same period in 2001 was $1.02 billion. Although our hospitals expect to receive some level of Medicare outlier payments in future periods, as discussed above, if we had received no Medicare outlier payments during the periods, net cash provided by operating activities would have been $469 million for the six months ended November 30, 2002 and $666 million for the same period a year ago.

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

        We are currently involved in significant investigations and legal proceedings. See Part II. Item 1. Legal Proceedings beginning on page 33 for a description of these matters. Although we cannot presently determine the timing or the amounts of any potential liabilities resulting from the ultimate resolutions of these investigations and lawsuits, we will incur significant costs in defending them and their outcomes could have a material adverse effect on our liquidity, financial position and results of operations.

        During the six months ended November 30, 2002, proceeds from borrowings under our revolving credit agreements amounted to $1.3 billion. Loan payments under the credit agreements were $1.5 billion.

        One of our two revolving credit agreements, a 364-day agreement for $500 million that currently is undrawn, expires on February 28, 2003. We have received commitments from three banks for a new $500 million term loan agreement that will expire on March 1, 2006. We plan to finalize the new term loan agreement before the 364-day agreement expires.

        Cash proceeds from the sale of new 5% Senior Notes were $392 million in the six months ended November 30, 2002. We used the proceeds to redeem at par the $282 million balance of our 6% Exchangeable Subordinated Notes and to retire existing bank loans under the credit agreements.

        Capital expenditures were $413 million in the six months ended November 30, 2002, compared to $415 million in the corresponding period in 2001. We expect to spend approximately $850 million to $950 million in fiscal 2003 on capital expenditures, before any significant acquisitions of facilities and other health care operations. Under present circumstances, we expect our capital expenditures for fiscal 2004 to be approximately $700 million. Our capital expenditures primarily relate to the development of integrated health care systems in selected geographic areas focusing on core services such as cardiology, orthopedics and neurosurgery, the design and construction of new buildings, expansion and renovation of existing facilities, equipment and systems additions and replacements, introduction of new medical technologies and various other capital improvements.

        During the year ended May 31, 2002, our board of directors authorized the repurchase of up to 30 million shares of our common stock to offset the dilutive effect of employee stock option exercises. On July 24, 2002, the board of directors authorized the repurchase of up to an additional 20 million shares of stock, not only to offset the dilutive effect of anticipated employee stock option exercises, but also to enable us to take advantage of opportunistic market conditions. On December 11, 2002, our board of directors authorized the use of free cash flow (net cash flows from operating activities after August 31, 2002 less capital expenditures plus proceeds from asset sales) to repurchase up to 30 million shares of our common stock, which includes 13,763,900 shares that remained under the previous authorizations. During the year ended May 31, 2002 and the six months ended November 30, 2002, we repurchased 36,263,100 shares for approximately $1.2 billion at an average cost of $33.53 per share.

        The repurchased shares are held as treasury stock. We have not purchased, nor do we intend to purchase, any shares from our directors, officers or employees. In connection with the repurchases, we, at times, enter into forward purchase agreements with unaffiliated counterparties for the purchase of some of the above shares of common stock. All such agreements outstanding during the quarter were settled prior to November 30, 2002, and we have not entered into any such agreements since.

        Our growth strategy continues to include the prudent development of integrated health care delivery systems, such as acquiring general hospitals and related health care businesses or joining with others to develop integrated health care delivery networks. These endeavors may be financed by net cash provided by operating activities, available credit under the credit agreements, the sale of assets, the sale of additional debt or equity securities, or other bank borrowings. As of December 31, 2002, the available credit under our credit agreements was $1.02 billion.

        Our existing credit agreements and the indentures governing our senior and senior subordinated notes contain affirmative, negative and financial covenants which have, among other requirements, limitations on (1) liens, (2) consolidations, merger or the sale of all or substantially all assets unless no default exists and, in the case of a consolidation or merger, the surviving entity assumes all of our obligations under the credit agreements, and (3) subsidiary debt. The covenants also provide that we may declare and pay a dividend and purchase our common stock so long as no default exists and our leverage ratio is less than 3.0-to-1.0. The leverage ratio is equal to the ratio of the Company's consolidated total debt to consolidated EBITDA (earnings before interest, taxes depreciation and amortization). The Company's leverage ratio was 1.3 at November 30, 2002. The existing credit agreement covenants also require that our leverage ratio not exceed 3.5-to-1.0, which we expect will be reduced to 2.5-to-1.0 once we have finalized the new term loan discussed above, and that we maintain specified levels of net worth ($3.6 billion at November 30, 2002) and a fixed-charge coverage greater than 2.0-to-1.0. At November 30, 2002, our fixed-charge coverage was 6.4-to-1.0. We are in compliance with all of our loan covenants.

        The company's obligations to make future cash payments under contracts (such as debt and lease agreements) and under contingent commitments (such as debt guarantees and standby letters of credit) are summarized in the table below, as of November 30, 2002:

		Year ended May 31,
	Total	2003	2004	2005	2006	2007	Later Years
	(dollars in millions)
Long-term debt	$3,941	$27	$20	$27	$833	$553	$2,481
Capital lease obligations	47	4	2	13	2	2	24
Long-term operating leases	771	98	167	108	87	76	235
Standby letters of credit and guarantees	151	13	72	4	62	—	—

Total	$4,910	$142	$261	$152	$984	$631	$2,740

CRITICAL ACCOUNTING POLICIES

        In preparing our financial statements in conformity with accounting principles generally accepted in the United States, we must use estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, the estimates are based on historical experience and on assumptions that we believe to be reasonable, given particular facts and circumstances. Actual results may vary from those estimates.

        We consider our critical accounting policies to be those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine, and (3) may produce materially different outcomes under different conditions or when using different assumptions. Our critical accounting policies cover the following areas:

  •
  recognition of net operating revenues, including contractual allowances

  •
  accruals for general and professional liability risks

  •
  impairment of long-lived assets

  •
  accounting for income taxes

  •
  provisions for doubtful accounts

        Our critical accounting policies are more fully described on pages 17 and 18 of our Annual Report to Shareholders for the year ended May 31, 2002.

        Except for our adoption of SFAS No. 142 as of June 1, 2002 and the effect of these standards on how we account for impairments of long-lived assets and amortization of goodwill and other intangible assets, there were no significant changes to our policies or to the assumptions, estimates and judgments we used in preparing this quarter's financial statements from those used in our latest audited financial statements.

CONTROLS & PROCEDURES

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

        Although the changes listed below were not in response to any specific or significant deficiencies or material weaknesses, following our most recent evaluation, we have made certain revisions to our system of disclosure controls: (1) the senior vice president of our audit services department now reports directly to our chief executive officer and the audit committee of the board of directors rather than to our chief financial officer; and (2) we have enhanced our normal due diligence procedures by (a) holding meetings each fiscal quarter with relevant officers and staff, (b) including additional personnel in our divisions and regions in the review of portions of our disclosure documents, and (c) requiring back-up certifications from a large number of operations, accounting and finance employees involved in the due diligence and disclosure process.

        There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date of our most recent evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is subject to claims and lawsuits in its normal course of business. We believe that our liability for damages resulting from such claims and lawsuits is adequately covered by insurance or is adequately provided for in our consolidated financial statements. Although the results of these claims and lawsuits cannot be predicted with certainty, we believe that the ultimate resolution of these claims and lawsuits will not have a material adverse effect on our business, financial position or results of operations.

        In addition, we currently are subject to the following unusual claims, lawsuits and investigations:

FEDERAL SECURITIES CLASS ACTIONS

        Included actions:

    (1)
    Abrams v. Tenet Healthcare Corporation, et al., Case No. 02-8545 SVW (United States District Court, Central District of California, filed November 6, 2002);

    (2)
    Aronowitz v. Tenet Healthcare Corporation, et al., Case No. 02-8906 PA (United States District Court, Central District of California, filed November 20, 2002);

    (3)
    Atlas v. Tenet Healthcare Corporation, et al., Case No. 02-8835 CBM (United States District Court, Central District of California, filed November 18, 2002);

    (4)
    Boggs-Shaner v. Tenet Healthcare Corporation, et al., Case No. 02-8805 AHM (United States District Court, Central District of California, filed November 18, 2002);

    (5)
    Brannon v. Tenet Healthcare Corporation, et al., Case No. 02-8553 DT (United States District Court, Central District of California, filed November 6, 2002);

    (6)
    Goldstein v. Tenet Healthcare Corporation, et al., Case No. 02-8702 AHM (United States District Court, Central District of California, filed November 13, 2002);

    (7)
    Greenfield v. Tenet Healthcare Corporation, et al., Case No. 02 CV 8805 (United States District Court, Southern District of New York, filed November 5, 2002);

    (8)
    Hamel v. Tenet Healthcare Corporation, et al., Case No. 02-8890 JSL (United States District Court, Central District of California, filed November 20, 2002);

    (9)
    Ivanov v. Tenet Healthcare Corporation, et al., Case No. 02-8889 DT (United States District Court, Central District of California, filed November 20, 2002);

    (10)
    Koenig v. Tenet Healthcare Corporation, et al., Case No. 02-8727 DT (United States District Court, Central District of California, filed November 14, 2002);

    (11)
    Newton v. Tenet Healthcare Corporation, et al., Case No. 02-8462 RSWL (United States District Court, Central District of California, filed November 4, 2002);

    (12)
    Pinz v. Tenet Healthcare Corporation, et al., Case No. 02-8868 PA (United States District Court, Central District of California, filed November 19, 2002);

    (13)
    Poisson v. Tenet Healthcare Corporation, et al., Case No. 02-8854 ABC (United States District Court, Central District of California, filed November 19, 2002);

    (14)
    Rose v. Tenet Healthcare Corporation, et al., Case No. 02-8791 LGB (United States District Court, Central District of California, filed November 15, 2002);

    (15)
    Rowe v. Tenet Healthcare Corporation, et al., Case No. 02-8726 RSWL (United States District Court, Central District of California, filed November 14, 2002);

    (16)
    Stern v. Tenet Healthcare Corporation, et al., Case No. 02-8638 DT (United States District Court, Central District of California, filed November 12, 2002);

    (17)
    Sussman v. Tenet Healthcare Corporation, et al., Case No. 02 8729 SVW (United States District Court, Central District of California, filed November 14, 2002);

    (18)
    Taub v. Tenet Healthcare Corporation, et al., Case No. 02 CV 8754 (United States District Court, Southern District of New York, filed November 1, 2002); and

    (19)
    Wasserman v. Tenet Healthcare Corporation, et al., Case No. 02-9051 CAS (United States District Court, Central District of California, filed November 25, 2002).

    (20)
    1199 Health Care Employees Pension Fund v. Tenet Healthcare Corporation, et al., Case No. 03-0006 ABC (United States District Court, Central District of California, filed January 2, 2003).

        On the dates listed above, securities class action lawsuits were filed against Tenet Healthcare Corporation (the "Parent") and certain of its officers and directors in the United States District Court for the Central District of California and the Southern District of New York on behalf of all persons or entities who purchased the Parent's securities during the various class periods specified in the complaints. The vast majority of the cases allege a class period from October 3, 2001 through October 31, 2002. However, one case (Pinz) alleges a class period beginning on June 26, 2000 and ending on November 7, 2002. Another case (Wasserman) alleges a class period from October 3, 2001 through November 7, 2002. Lastly, another case (1199) alleges a class period from July 26, 2000 through November 11, 2002.

        The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)-5. The complaints seek compensatory damages, attorney's fees and injunctive relief. While the specific factual allegations vary slightly in each case, the complaints generally allege that defendants falsely represented the Parent's financial results by failing to disclose that they were inflated by (i) wrongfully inducing patients into undergoing unnecessary invasive coronary procedures at Redding Medical Center, alleged to be a "key profit center" for the Parent and (ii) the Parent's policy of charging "too aggressive" prices that enabled it to obtain excessive Medicare outlier payments.

        One of the cases (Taub) alleges a class period from the opening of trading on October 31, 2002 through the halt of trading at 2:41 p.m. on October 31, 2002. The plaintiff alleges that the defendants failed to disclose that the FBI executed a search warrant at Redding Medical Center on October 30, 2002 until the afternoon of October 31, 2002, even though such information allegedly would have been material to investors purchasing stock on October 31.

        The parties to the cases filed in the Central District of California have agreed to the consolidation of those cases and the court has entered an order consolidating the cases. In addition, the parties have stipulated to the transfer of the two cases currently pending in the Southern District of New York to the Central District of California. The procedures of the Private Litigation Securities Reform Act ("PLSRA") apply to these cases. Pursuant to those procedures, defendants anticipate that various plaintiffs' counsel will file motions on behalf of parties seeking to be designated "lead" plaintiff, with the moving counsel appointed lead class counsel. After the appointment of lead plaintiff and lead counsel, a consolidated amended complaint will be filed. The parties have agreed that no response to the complaints listed above will be due from the Parent or the other defendants until after a consolidated amended complaint is filed. Under the PLSRA, discovery is stayed until a motion to dismiss is denied or defendants' file an answer to the consolidated amended complaint.

        We believe the allegations in these cases are without merit and we intend to vigorously defend these actions. The Parent and its directors are beneficiaries of several layers of directors' and officers' insurance, which includes coverage for securities claims. The carriers have been notified of the pendency of the actions, but have not provided a formal position on coverage. We anticipate that additional cases with similar allegations may be filed.

SHAREHOLDER DERIVATIVE ACTIONS

        Included actions:

    (1)
    Crow v. Jeffrey C. Barbakow, et al., Case No. 01098907 (California Superior Court, Santa Barbara County, filed November 12, 2002);

    (2)
    Hartsook v. Jeffrey C. Barbakow, et al., Case No. 01098084 (California Superior Court, Santa Barbara County, filed November 14, 2002);

    (3)
    Lankford v. Jeffrey C. Barbakow, et al., Case No. BC 284622 (California Superior Court, Los Angeles County, filed November 5, 2002) and Case No. 01110874 (California Superior Court, Santa Barbara County, filed December 31, 2002);

    (4)
    Milite v. Jeffrey C. Barbakow, et al., Case No. 01098931 (California Superior Court, Santa Barbara County, filed November 12, 2002);

    (5)
    North Border Investments v. Jeffrey C. Barbakow, et al., Case No. 01110372 (California Superior Court, Santa Barbara County, filed December 4, 2002), also filed as Case No. 03-0012JFW in United States District Court, Central District of California, on January 2, 2003;

    (6)
    Penn v. Jeffrey C. Barbakow, et al., Case No. 01098905 (California Superior Court, Santa Barbara County, filed November 12, 2002);

    (7)
    Phillips v. Jeffrey C. Barbakow, et al., Case No. 01099024 (California Superior Court, Santa Barbara County, filed November 18, 2002);

    (8)
    Stern v. Jeffrey C. Barbakow, et al., Case No. 01110558 (California Superior Court, Santa Barbara County, filed December 11, 2002), also filed as Case No. 03-0011PA in United States District Court, Central District of California, on January 2, 2003; and

    (9)
    City of Philadelphia v. Jeffrey C. Barbakow et al., Case No. 01111032 (California Superior Court, Santa Barbara County, filed January 8, 2003).

        The listed cases are shareholder derivative actions filed against members of the board of directors and senior management of the Parent by shareholders purporting to pursue the action on behalf of the Parent and for its benefit. No pre-lawsuit demand to investigate the allegations or bring the action was made on the board of directors. The Parent also is named as a nominal defendant in each of the cases. The complaints allege claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, indemnification and insider trading under California law. The specific claims alleged vary from case to case. While the factual allegations of each complaint vary slightly, the complaints generally allege that the individual defendants breached their fiduciary duties and engaged in gross mismanagement by allegedly ignoring indicators of the lack of control over the Parent's accounting and management practices, allowing the Parent to engage in improper conduct, permitting misleading information to be disseminated to shareholders, failing to monitor hospitals and doctors to prevent improper actions and otherwise failing to carry out their duties and obligations to Parent.

        Certain plaintiffs further allege that the defendants violated the California insider trading statute, Sections 25402 and 25502.5 of the California Corporation Code, because they allegedly knew, but did not disclose, that: (i) physicians at hospitals owned by subsidiaries of the Parent were routinely performing unnecessary procedures in order to take advantage of Medicare outlier reimbursement; (ii) the Parent deliberately raised its prices to take advantage of Medicare outlier reimbursement; (iii) the Parent's growth was dependent primarily on its continued receipt of Medicare outlier payments; and (iv) the rules and regulations related to Medicare outlier payments were being reformed to limit outlier payments, which would have a material negative effect on the Parent's revenues and earnings going forward.

        Plaintiffs in six of the eight cases have filed a motion to consolidate the cases pending in Santa Barbara County. Defendants have not yet responded to the complaints. Plaintiffs in the North Border Investments and Stern cases also filed shareholder derivative cases in Federal District Court. We anticipate that additional cases with similar allegations may be filed.

REDDING CIVIL LITIGATION

        Included actions:

  (1)
  Barber v. Chae Moon, M.D., et al., Case No. 147329 (California Superior Court, Shasta County, filed November 15, 2002);

  (2)
  Dahlgren v. Chae Moon, M.D., et al., Case No. 147330 (California Superior Court, Shasta County, filed November 15, 2002);

  (3)
  Josefsson v. Chae Moon, M.D., et al., Case No. 147273 (California Superior Court, Shasta County, filed November 8, 2002);

  (4)
  McKinzie v. Chae Moon, M.D., et al., Case No. 147274 (California Superior Court, Shasta County, filed November 8, 2002);

  (5)
  Morrell v. Chae Moon, M.D., et al., Case No. 147271 (California Superior Court, Shasta County, filed November 8, 2002);

  (6)
  Reed v. Chae Moon, M.D., et al., Case No. 147391 (California Superior Court, Shasta County, filed November 22, 2002);

  (7)
  Smath v. Chae Moon, M.D., et al., Case No. 147433 (California Superior Court, Shasta County, filed November 27, 2002);

  (8)
  Corapi v. Chae Moon, M.D., et al., Case No. 147223 (California Superior Court, Shasta County, filed November 27, 2002); and

  (9)
  California Foundation for Independent Living Centers v. Tenet Healthcare Corporation, Case No. 147610 (California Superior Court, Shasta County, filed December 27, 2002).

        Generally these cases arose out of an advertising campaign by plaintiffs' counsel subsequent to the announcement of the government's investigation concerning whether two physicians who are independent contractors with medical staff privileges at RMC may have performed unnecessary invasive coronary procedures. The complaints allege claims for fraud, conspiracy to commit fraud, unfair and deceptive business practices in violation of California Business & Professions Code Section 17200, battery and intentional infliction of emotional distress. One of the cases also alleges a wrongful death claim. The specific claims alleged vary from case to case. While the factual allegations of each complaint vary slightly, the complaints generally allege that the physician defendants knowingly performed unnecessary invasive coronary procedures on patients and that the Parent and RMC knew or should have known that such unnecessary procedures were being performed by the physicians at RMC. Plaintiffs also claim that the Parent falsely represented RMC as a top-ranked cardiac center. The complaints seek injunctive relief, restitution, disgorgement and compensatory and punitive damages. We believe the plaintiffs' claims are without merit and we have filed demurrers to all of the causes of action. We intend to vigorously defend these actions. We anticipate that additional actions with similar allegations will be filed.

        In November 2002, the Parent was also served with several notices of intent to commence civil actions for negligence with respect to allegedly unnecessary cardiac procedures performed at Redding Medical Center by the non-employed physicians. One such medical malpractice action Roberts v. Chae Moon, M.D., et al., Case No. 02AS07065 was filed in California Superior Court, Sacramento County, on November 18, 2002. That case has not yet been served on the Parent. It alleges claims for professional negligence, battery, fraud and deceit, conspiracy, intentional infliction of emotional distress, negligent supervision and loss of consortium. The complaint seeks compensatory and punitive damages and other relief. We believe the allegations in this case are without merit and we intend to vigorously defend the case. We anticipate that additional cases with similar allegations will be filed.

UNITED STATES V. TENET HEALTHCARE CORP., et al.

        The U.S. Department of Justice, in conjunction with the U.S. Department of Health & Human Services, Office of Inspector General, has been investigating certain hospital billings to Medicare for inpatient stays reimbursed pursuant to diagnosis-related groups ("DRG") 79 (pneumonia), 415 (operating room procedure for infectious and parasitic diseases), 416 (septicemia), and 475 (respiratory system diagnosis with mechanical ventilator). The investigation is believed to have stemmed initially from the government's nationwide pneumonia "upcoding" initiative and focuses on all acute care hospitals owned by subsidiaries of the Parent or its predecessors during the period September 1992 through December 1998. On January 9, 2003, the government filed a lawsuit in regard to this matter alleging violations, among other things, of the federal False Claims Act. We are prepared to defend ourselves vigorously against the allegations.

PHARMACEUTICAL PRICING LITIGATION

Watson, et al. v. Tenet Healthcare Corporation, Superior Court of California, County of Shasta, Case No. 147-593

        In December 2002, plaintiff Joan Watson brought suit against the Parent on behalf of herself and a purported class of persons who allegedly paid unlawful or unfair prices for prescription drugs on medical products or procedures at a facility owned or operated by the Parent. Plaintiff alleges that the Parent has engaged in an unlauful scheme to inflate the charges for hospital procedures, products and prescription drugs. The complaint alleges violations of California's unfair competition laws and the California Consumers' Legal Remedies Act. Plaintiff seeks unspecified damages, including punitive damages and the imposition of a constructive trust.

        We have not yet filed our responsive pleading in this matter. No trial date has been set. We believe the allegations in this case are without merit and we intend to vigorously defend this action.

Bishop, et al. v. Tenet Healthcare Corporation, Superior Court of California, County of Alameda, Case No. 2002-074408

        In December 2002, plaintiffs Dr. Lauren Bishop, Averil Empson, and Gary Klatt brought suit against the Parent on behalf of themselves and a purported class of all persons who allegedly were charged, paid out-of-pocket, and/or have charges pending and will pay out-of-pocket allegedly unfair and/or unlawful prices for prescription drugs, pharmaceuticals, and/or pharmaceutical supplies at hospitals or other medical facilities owned by the Parent and/or its subsidiaries. Plaintiffs allege that the Parent has charged and continues to charge inflated, exorbitant, and unfair prices for prescription drugs and pharmaceuticals. Plaintiffs' First Amended Complaint asserts two causes of action: Violation of California's Consumer Legal Remedies Act (Cal. Civ. Code Section 1750) and Violation of California's Unfair Competition Law (Cal. Bus. & Prof. Code Section 17200). Plaintiffs seek to enjoin the Parent from continuing the alleged unfair pricing policies and practices, and to recover all sums wrongfully obtained by those policies and practices, including compensatory damages, punitive damages, restitution, disgorgement of profits, treble damages, and attorneys' fees and costs.

        The Parent has not yet filed its responsive pleading in this matter. No trial date has been set. We believe the allegations in this case are without merit and we intend to vigorously defend this action.

Congress of California Seniors v. Tenet Healthcare Corporation, Superior Court of California, County of Los Angeles, Case No. BC287130

        In December 2002, plaintiff Congress of California Seniors brought a representative action against the Parent on behalf of the general public. Plaintiff alleges that the Parent engaged in a scheme whereby patients were charged unlawful, unfair and unconscionable prices for drugs and procedures. Plaintiff further alleges that the Parent, through doctors practicing at its subsidiary, RMC, performed unnecessary and invasive medical procedures and fraudulently induced patients to receive such procedures through unfair, deceptive and/or misleading advertising. Plaintiff alleges that this conduct violated California Business and Professions Code Sections 17200 and 17500. Plaintiff seeks restitution and/or disgorgement of all profits received by the Parent as a result of the alleged unlawful, unfair, and/or deceptive conduct, an injunction prohibiting such conduct, and attorneys' fees and costs.

        The Parent has not yet filed its responsive pleading in this matter. No trial date has been set. We believe the allegations in this case are without merit and we intend to vigorously defend the action.

        We anticipate that the Bishop and Congress of California Seniors cases will be consolidated.

United States ex rel. Barbera v. Amisub (North Ridge Hospital), Inc., et al., United States District Court for the Southern District of Florida, Case No. 97-6590-CIV-JORDAN.

        As previously disclosed in our 1998 Form 10-K, this qui tam lawsuit under the False Claims Act, 31 U.S.C. Section 3729 et seq., was filed under seal by a former employee in 1997 after his employment with a subsidiary of the Parent was terminated after six months. The relator's original qui tam action, which was brought against the Parent and various subsidiaries, including the third-tier subsidiary that owns North Ridge Medical Center ("North Ridge"), a hospital located in Fort Lauderdale, Florida, contends that certain physician employment contracts violate (1) the federal anti-kickback statute, 42 U.S.C. Section 1320-7b(b), and (2) the Stark Act, 42 U.S.C. Section 1395nn. The relator also alleged that the Parent and North Ridge submitted improperly coded bills from certain physician practices to the Medicare program that caused them to receive excessive reimbursements.

        The government intervened as to the Stark Act claims and also contends that North Ridge's cost reports for fiscal years 1993 through 1997 were false, principally because they improperly included non-reimbursable costs related solely to the physicians' private practices. The government has also brought various state law claims based on the same allegations.

        The Parent filed answers denying all of the allegations made by the government and the relator. We believe the claims made by the relator and the government are without merit and we intend to vigorously defend this action. The case is set for trial on October 14, 2003.

FRANKLIN FUND LITIGATION

Franklin California Tax Free Income Fund et al. v. OrNda Hospital Corporation, et al., California Superior Court, Los Angeles County, Case No. BC 247479 and Vista Hospitals Systems, Inc. v. OrNda Hospital Corporation, et al., California Superior Court, Los Angeles County, Case No. BC272850

        This action was filed on March 26, 2001 by ten separate mutual funds that in 1997 purchased $53,160,000 of "certificates of participation" (the "Bonds") issued by the City of San Luis Obispo as a tax-free "conduit" for the benefit of Vista Hospital Systems, Inc. ("Vista"). The Bonds were sold to finance Vista's acquisition of the French Hospital Medical Center from OrNda Hospital Corporation ("OrNda"), one of Parent's subsidiaries.

        Plaintiffs assert causes of action for fraud, negligent misrepresentation and violation of the California Corporations Code against Parent, OrNda and Tenet HealthSystem HealthCorp., also a subsidiary (collectively "Defendants"). The claims are essentially based on the allegations that the Defendants provided false and misleading information to Vista and the Plaintiffs about French Hospital and that as a result Vista defaulted on the Bonds and the Plaintiffs suffered damages. The complaint seeks compensatory damages, punitive damages, and fees and costs. Defendants have denied all of the material allegations made by Plaintiffs.

        On April 26, 2002, Vista filed its own complaint against Defendants. Following successful demurrers by Defendants, Vista subsequently withdrew certain of the claims and filed a First Amended Complaint alleging causes of action for fraud, negligent misrepresentation, breach of contract and unfair business practices under Section 17200 of the California Business and Professions Code. The allegations made by Vista are similar to those asserted by the Plaintiffs in the Franklin Fund case, except that Vista also asserts a claim for breach of the Stock Purchase Agreement by which OrNda sold the Hospital to Vista. The complaint seeks compensatory and punitive damages, rescission and fees and costs. On October 3, 2002, Defendants filed an Answer denying the material allegations made by Vista and also filed a Cross-Complaint against Vista, alleging causes of action for equitable indemnity, contribution, breach of contract and declaratory relief. Vista has denied the material allegations in the Cross-Complaint.

        Both the Vista action and the Franklin Fund action are pending in the same court before the same judge. We believe the allegations in these cases are without merit and intend to vigorously defend these actions. Trial in both cases is set for July 7, 2003.

INVESTIGATIONS

        Historically, the Parent and its subsidiaries have received subpoenas and other requests for information relating to a variety of subjects, including physician relationships, actions of certain independent contractors and employers, and other regulatory areas. In the present environment, we expect these historically routine enforcement activities to take on additional importance and for government enforcement activities to intensify.

        The following matters represent those of which we are aware and that either could potentially impact a broad base of our operations or may, if adversely determined, have a material impact on our results of operations or financial position.

Transfer/Discharge—Global Investigation

        The U.S. Department of Justice, in conjunction with the U.S. Department of Health & Human Services, Office of Inspector General, currently is investigating certain hospital billings to Medicare for inpatient stays reimbursed under the DRG system during the period from January 1, 1992, to June 30, 2000. The investigation is focusing on the coding of the patients' post-discharge status. The investigation stemmed from the government's nationwide transfer-discharge initiative. We are cooperating with the government regarding this investigation.

Redding Investigation

        On October 30, 2002, agents of the Federal Bureau of Investigation and the U.S. Department of Health & Human Services, Office of Inspector General, served a federal search warrant at Redding Medical Center ("RMC"), a hospital owned by a second-tier subsidiary of the Parent, which hospital is located in Redding, California. According to the affidavit filed in support of the search warrant application, the criminal investigation targets two physicians who are independent contractors with medical staff privileges at RMC and claims that the two physicians may have performed unnecessary invasive coronary procedures. At the same time the RMC search warrant was executed, the government also served search warrants at the medical offices of these two physicians. To date, no charges have been filed against anyone in connection with this matter. The Parent and RMC are cooperating with law enforcement authorities in regard to this investigation. As outlined above, RMC and the Parent are also experiencing a greater than normal level of civil litigation with respect to these physicians at RMC.

Alvarado Investigation

        On December 19, 2002, agents of the IRS and the U.S. Department of Health & Human Services, Office of Inspector General, served federal search warrants at two administrative offices within Alvarado Hospital Medical Center ("Alvarado"), a hospital owned by a second-tier subsidiary of the Parent, which hospital is located in San Diego, California. The searches focused on the offices of the hospital CEO and Director of Business Development. The investigation appears to relate to physician relocation, recruitment and consulting arrangements. To date, no charges have been filed against anyone in this matter. We are cooperating with law enforcement authorities in regard to this investigation.

Outlier Audit

        The Office of Audit Services ("OAS") of the U.S. Department of Health & Human Services is conducting an audit to determine whether outlier payments made to certain hospitals owned by the Parent's subsidiaries were paid in accordance with Medicare laws and regulations. We believe that this audit will demonstrate that those hospitals owned by the Parent's subsidiaries complied with relevant Medicare rules.

Outlier Investigation

        On January 2, 2003, the U.S. Attorney's office for the Central District of California issued an administrative investigative demand subpoena seeking production of documents related to Medicare outlier payments by the Parent and 19 hospitals owned by subsidiaries.

        We are cooperating with the OAS and the U.S. Attorney's Office, respectively, in regard to both of these investigations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's annual meeting of shareholders was held on October 9, 2002. The shareholders elected all of the board's nominees for director and also ratified the selection of KPMG LLP as the Company's independent auditors for the fiscal year ending May 31, 2003. The votes were as follows:

    (1)
    Election of Directors:

	For	Withheld
Bernice B. Bratter	415,479,391	21,059,227
Lester B. Korn	432,039,842	4,498,776
Floyd D. Loop, M.D.	408,436,508	28,102,110
Mónica C. Lozano	427,707,664	8,830,954

    (2)
    Ratification of selection of KPMG LLP as independent auditors for the fiscal year ending May 31, 2003:

For	423,467,621
Against	11,216,810
Abstain	1,854,187

ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

(10)
Material Contracts

(a)
Letter from the Registrant to Trevor Fetter, dated November 7, 2002

(b)
Reports on Form 8-K

(1)
Current Report on Form 8-K, filed with the SEC on October 29, 2002.

(2)
Current Report on Form 8-K, filed with the SEC on November 1, 2002.

(3)
Current Report on Form 8-K, filed with the SEC on November 4, 2002.

(4)
Current Report on Form 8-K, filed with the SEC on November 5, 2002.

(5)
Current Report on Form 8-K, filed with the SEC on November 6, 2002.

(6)
Current Report on Form 8-K, filed with the SEC on November 7, 2002.

(7)
Current Report on Form 8-K, filed with the SEC on November 8, 2002.

(8)
Current Report on Form 8-K, filed with the SEC on November 15, 2002.

(9)
Current Report on Form 8-K, filed with the SEC on November 19, 2002.

(10)
Current Report on Form 8-K, filed with the SEC on November 26, 2002.

(11)
Current Report on Form 8-K, filed with the SEC on December 3, 2002.

(12)
Current Report on Form 8-K, filed with the SEC on December 3, 2002.

(13)
Current Report on Form 8-K, filed with the SEC on December 12, 2002.

(14)
Current Report on Form 8-K, filed with the SEC on December 20, 2002.

(15)
Current Report on Form 8-K, filed with the SEC on December 20, 2002.

(16)
Current Report on Form 8-K, filed with the SEC on December 20, 2002.

(17)
Current Report on Form 8-K, filed with the SEC on January 3, 2003.

Note: Items 2, 3, 5 and 6 are omitted because they are not applicable.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 13, 2003	TENET HEALTHCARE CORPORATION (Registrant)
/s/ STEPHEN D. FARBER Stephen D. Farber Chief Financial Officer (Principal Financial Officer)
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

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 13, 2003	/s/ JEFFREY C. BARBAKOW Jeffrey C. Barbakow Chairman and Chief Executive Officer

CFO CERTIFICATION

        I, Stephen D. Farber, Chief Financial Officer of Tenet Healthcare Corporation ("Tenet"), certify that:

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

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 13, 2003	/s/ STEPHEN D. FARBER Stephen D. Farber Chief Financial Officer

QuickLinks

CONTENTS
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATED BALANCE SHEETS Dollars in Millions
CONDENSED CONSOLIDATED STATEMENTS OF INCOME Three Months and Six Months ended November 30, 2001 and 2002 Dollars in Millions, Except Per-Share Amounts
CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months ended November 30, 2001 and 2002 Dollars in Millions
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K
  SIGNATURES