Form 10-Q
period 2003-02-28
TENET HEALTHCARE CORP
filed 2003-04-14
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  Quarterly report pursuant to section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarterly period ended
February 28, 2003.

OR

☐  Transition report pursuant to section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from       to       .

Commission file number 1-7293

TENET HEALTHCARE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	95-2557091
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3820 State Street Santa Barbara, CA 93105
(Address of principal executive offices)

(805) 563-7000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒  No  ☐

As of March 31, 2003 there were 468,577,926 shares of $0.05 par value common stock outstanding.

Note: Item 3 of Part I and Items 2, 3, 4, 5 and 6 of Part II are omitted because they are not applicable.

TENET HEALTHCARE CORPORATION and subsidiaries

PART I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in Millions

	May 31, 2002	February 28, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$38	$118
Investments in debt securities	100	97
Accounts receivable, less allowance for doubtful accounts ($315 at May 31 and $342 at February 28)	2,425	2,662
Inventories of supplies, at cost	231	242
Deferred income taxes	199	186
Other current assets	401	401
Total current assets	3,394	3,706
Investments and other assets	363	292
Property and equipment, at cost less accumulated depreciation and amortization	6,585	6,412
Goodwill	3,289	3,260
Other intangible assets, at cost, less accumulated amortization ($107 at May 31 and $110 at February 28)	183	185
	$13,814	$13,855
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$99	$41
Accounts payable	968	966
Accrued compensation and benefits	591	561
Income taxes payable	34	89
Other current liabilities	892	643
Total current liabilities	2,584	2,300
Long-term debt, net of current portion	3,919	4,024
Other long-term liabilities and minority interests	1,003	1,298
Deferred income taxes	689	471
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 512,354,001 shares issued at May 31 and 516,449,473 shares issued at February 28; and additional paid-in capital	3,393	3,519
Accumulated other comprehensive loss	(44)	(15)
Retained earnings	3,055	3,653
Less common stock in treasury, at cost, 23,812,812 shares at May 31 and 47,895,162 shares at February 28	(785)	(1,395)
Total shareholders’ equity	5,619	5,762
	$13,814	$13,855

See accompanying NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Nine Months ended February 28, 2002 and 2003
Dollars in Millions,
Except Per-Share Amounts

	Three Months		Nine Months
	2002	2003	2002	2003
Net operating revenues	$3,484	$3,686	$10,175	$11,167

Operating Expenses:
Salaries and benefits	1,351	1,451	3,921	4,321
Supplies	496	558	1,435	1,623
Provision for doubtful accounts	236	304	740	872
Other operating expenses	680	858	2,054	2,304
Depreciation	121	125	354	367
Goodwill amortization	25	—	76	—
Other amortization	8	7	24	23
Impairment of long-lived assets	—	383	76	383
Restructuring and other unusual charges	—	15	23	15
Costs of litigation and investigations	—	4	—	5
Loss from early extinguishment of debt	12	—	287	4
Operating income (loss)	555	(19)	1,185	1,250
Interest expense	(75)	(67)	(258)	(193)
Investment earnings	7	5	26	18
Minority interests	(9)	(5)	(28)	(25)
Impairment of investment securities	—	—	—	(64)
Income (loss) before income taxes	478	(86)	925	986
Income taxes	(198)	31	(401)	(388)
Net income (loss)	$280	$(55)	$524	$598

Earnings (loss) per common share and common equivalent share:
Basic	$0.57	$(0.12)	$1.07	$1.24
Diluted	0.56	(0.12)	1.04	1.22

Weighted average shares and dilutive securities outstanding (in thousands):
Basic	489,798	472,289	489,378	481,968
Diluted	502,682	472,289	502,959	489,111

See accompanying NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months ended February 28, 2002 and 2003
Dollars in Millions

	2002	2003
Net income	$524	$598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	454	390
Provision for doubtful accounts	740	872
Deferred income taxes	2	(231)
Income tax benefit related to stock option exercises	133	38
Loss from early extinguishment of debt	180	4
Impairment, restructuring and other unusual charges	99	462
Other items	34	53
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable	(883)	(1,110)
Inventories and other current assets	(88)	(18)
Income taxes payable	115	73
Accounts payable, accrued expenses and other current liabilities	227	(135)
Other long-term liabilities	15	296
Net expenditures for discontinued operations and other unusual charges	(59)	(23)
Net cash provided by operating activities	$1,493	$1,269
Cash flows from investing activities:
Purchases of property and equipment	(583)	(642)
Purchases of businesses, net of cash acquired	(324)	(27)
Other items	(27)	11
Net cash used in investing activities	(934)	(658)
Cash flows from financing activities:
Proceeds from borrowings	3,206	1,332
Sale of new senior notes	1,949	1,374
Repurchases of senior, senior subordinated and exchangeable subordinated notes	(3,145)	(282)
Payments of borrowings	(2,272)	(2,388)
Purchases of treasury stock	(480)	(610)
Proceeds from exercise of stock options	194	42
Other items	(21)	1
Net cash used in financing activities	(569)	(531)
Net increase (decrease) in cash and cash equivalents	(10)	80
Cash and cash equivalents at beginning of period	62	38
Cash and cash equivalents at end of period	$52	$118

Supplemental disclosures:
Interest paid	$320	$194
Income taxes paid, net of refunds received	253	521

See accompanying NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTE 1                                                    PRESENTATION

This quarterly report for Tenet Healthcare Corporation (together with its subsidiaries referred to as “Tenet,” the “Company,” “we” or “us”) supplements our annual report to security holders for the fiscal year ended May 31, 2002. As permitted by the Securities and Exchange Commission (“SEC”) for interim reporting, we have omitted certain footnotes and disclosures that substantially duplicate those in the annual report. For further information, refer to the audited consolidated financial statements and footnotes included in our annual report to security holders for the year ended May 31, 2002.

Operating results for the three-month and nine-month periods ended February 28, 2003 are not necessarily indicative of the results that may be expected for a full fiscal year. Reasons for this include changes in Medicare regulations, our adoption of a new method for calculating Medicare outlier payments effective January 1, 2003, current interest rates, acquisitions and disposals of facilities and other assets, impairment charges, unusual or non-recurring items, fluctuations in revenue allowances, revenue discounts and quarterly tax rates, the timing of price changes, and changes in occupancy levels and patient volumes. Factors that affect patient volumes include seasonal cycles of illness, climate and weather conditions, vacation patterns of hospital patients and their admitting physicians, and other factors related to the timing of elective hospital procedures. These considerations apply to year-to-year comparisons as well.

Certain prior-year balances in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year’s presentation of financial information. These reclassifications have no impact on total assets, liabilities, shareholders’ equity, net income, or cash flows.

In March 2003, our board of directors approved a change in our fiscal year. Instead of a fiscal year ending on May 31, we will now have a fiscal year that coincides with the calendar year, effective December 31, 2002. As a result of this change, this report on Form 10-Q for the three and nine months ended February 28, 2003 is the last report for the fiscal year that would have ended May 31, 2003. Our next quarterly report will cover the three months ended March 31, 2003 and will be the first quarterly report for the fiscal year ending December 31, 2003.  We plan to file that report by May 15, 2003. In accordance with the rules and regulations of the SEC, we also plan to file a Form 10-K with the SEC by May 15, 2003 for the seven-month transition period ended December 31, 2002.

Although the consolidated financial statements within this document are unaudited, all of the adjustments considered necessary for fair presentation have been included.

NOTE 2                                                    IMPAIRMENT OF LONG-LIVED ASSETS

In the quarter ended February 28, 2003, we recorded impairment charges of $383 million for the write-down of long-lived assets to their estimated fair values at ten general hospitals, one psychiatric hospital and other properties which represent the lowest level of identifiable cash flows that are independent of other asset-group cash flows. We recognized the impairment of these long-lived assets because events or changes in circumstances indicated that the carrying amount of the assets or groups of assets might not be fully recoverable from estimated future cash flows. The facts and circumstances

PART I.  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

leading to that conclusion include: (1) our plan to dispose of 14 general hospitals that do not fit our core operating strategy, described below, (2) our analyses of expected changes in growth rates for revenues and expenses and changes in payor mix, changes in certain managed-care contract terms, and (3) the effect of projected reductions in Medicare outlier payments on net operating revenues and operating cash flows.

Our estimates of future cash flows from these assets or asset groups were based on assumptions and projections that we believe to be reasonable and supportable. Our assumptions took into account revenue and expense growth rates, patient volumes, changes in payor mix, and changes (enacted or anticipated) in legislation and other payor payment patterns. The fair value estimates of our long-lived assets were derived from either independent appraisals, established market values of comparable assets, or calculations of estimated future net cash flows.

In March 2003, we announced a plan to dispose or consolidate 14 general hospitals that no longer fit our core operating strategy of building and maintaining competitive networks of quality hospitals in major markets. Four of the ten general hospitals for which we recorded impairment charges during the quarter ended February 28, 2003 are part of that plan. We expect to record additional impairment charges of approximately $62 million in March 2003 primarily for the write-down of long-lived assets and goodwill allocated to these disposed businesses using the relative fair-value method to arrive at estimated fair values, less costs to sell, at these facilities.

Currently, we anticipate selling 11 of the 14 hospitals within the next 12 months.  We plan to consolidate two hospitals and convert them to an alternative use, and we will cease operations at one hospital when the long-term lease expires in August 2003. These hospitals reported net operating revenues of $939 million for the latest 12 month period ended February 28, 2003. Their income before taxes was $92 million for the same period.

In the nine months ended February 28, 2002, we recorded impairment and other unusual charges of $99 million primarily relating to the planned closure of two general hospitals and the sales of other health care businesses.

NOTE 3                                                    RESTRUCTURING AND OTHER UNUSUAL CHARGES

During the quarter ended February 28, 2003, we recorded restructuring charges of $15 million.  The charges consist primarily of consulting fees and severance and employee relocation costs incurred in connection with the changes in our senior executive management team. We expect to incur additional restructuring costs as we move forward with our plans to reduce our operating expenses.

The following table provides a reconciliation of the beginning and ending liability balances in connection with restructuring and other unusual charges recorded in the current and prior periods as of May 31, 2002 and February 28, 2003 (in millions):

Reserves related to:	Balances at May 31, 2002	Charges	Cash Payments	Other Items	Balances at February 28, 2003
Lease cancellations, exit costs and estimated costs to sell or close hospitals and other facilities	$62	$—	$(10)	$(15)	$37
Severance costs in connection with the implementation of hospital cost-control programs, general overhead-reduction plans, closure of home health agencies, closure of hospitals and termination of physician contracts	9	—	(4)	—	5
Costs in connection with changes in senior executive management team	—	15	—	(6)	9
Accruals for unfavorable lease commitments at six medical office buildings	8	—	(1)	—	7
Buyout of physician contracts	6	—	(4)	—	2
Total	$85	$15	$(19)	$(21)	$60

The above liability balances are included in other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets. Cash payments to be applied against these accruals are expected to be $23 million during the three months ending May 31, 2003 and $37 million thereafter.

NOTE 4                                                    CLAIMS AND LAWSUITS

The Company and certain of its subsidiaries are currently involved in significant legal proceedings and investigations principally related to the following:

1.               Federal Securities Class Actions – Since November 2002, several federal securities class action lawsuits were filed against Tenet Healthcare Corporation and certain of its officers and directors, alleging violations of federal securities laws. All of these actions either have been or will be consolidated.

2.               Shareholder Derivative Lawsuits – Since November 2002, a number of state and federal shareholder derivative actions were filed against members of the board of directors and senior management of the Company by shareholders. These actions purport to pursue various causes of action on behalf of the Company and for its benefit. The complaints allege breach of fiduciary duty, insider trading and other causes of action.

3.               Other Litigation – In connection with a long-standing national initiative, government agencies have also been investigating hospital billings to Medicare for inpatient stays related to four particular diagnosis-related groups. The government filed a lawsuit in regard to this matter on January 9, 2003.

The Company and certain of its officers and directors are also defendants in lawsuits filed on various dates on behalf of patients and other parties. The various claims include fraud, conspiracy to commit fraud, unfair and deceptive business practices, intentional infliction of emotional distress, wrongful death, unnecessary and invasive medical procedures, unfair, deceptive and/or misleading advertising, and charging unfair and unlawful prices for goods and services.

The Company continues to litigate a previously disclosed qui tam action filed in 1997. The federal government partially intervened and filed an amended complaint in June 2001. The government alleges that the Company and certain subsidiaries, including the third-tier subsidiary that owns North Ridge Medical Center, violated the Stark Act, and that certain of the hospital’s cost reports improperly included non-reimbursable costs related solely to certain physician practices. The government’s complaint also contains certain state law equitable claims based on the same allegations.

4.               Investigations – Federal government agencies are investigating (1) whether two physicians who are independent contractors with medical staff privileges at one of our subsidiaries’ hospitals may have performed medically unnecessary procedures; (2) certain agreements and arrangements with physicians; and (3) whether Medicare outlier payments to certain of our subsidiaries’ hospitals were made in accordance with Medicare laws and regulations. We believe the results of these investigations will demonstrate that our hospitals complied with Medicare rules. No charges have been filed against anyone in connection with these matters.

See Part II. Item 1. Legal Proceedings beginning on page 44 for a more complete description of the above and other matters. We believe the allegations in these cases are without merit and we will vigorously defend all the above actions.

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

Through the end of February 2003, we have recorded costs of $5 million in connection with these significant legal proceedings and investigations.

NOTE 5                                                    LONG-TERM DEBT

The table below shows our long-term debt as of May 31, 2002 and February 28, 2003:

	May 31, 2002	February 28, 2003
	(in millions)

Loans payable to banks, unsecured	$975	$—
5 3/8% Senior Notes due 2006	550	550
5% Senior Notes due 2007	—	400
6 3/8% Senior Notes due 2011	1,000	1,000
6 1/2% Senior Notes due 2012	600	600
7 3/8% Senior Notes due 2013	—	1,000
6 7/8% Senior Notes due 2031	450	450
6% Exchangeable Subordinated Notes due 2005	282	—
Zero-coupon guaranteed bonds due 2002	45	—
Other senior and senior subordinated notes, 7 7/8% to 8 5/8% due 2003-2008	46	40
Notes payable and capital lease obligations, secured by property and equipment, payable in installments to 2013	100	96
Other promissory notes, primarily unsecured	37	24
Unamortized note discounts	(67)	(95)
Total long-term debt	4,018	4,065
Less current portion	(99)	(41)
Long-term debt, net of current portion	$3,919	$4,024

NEW SENIOR NOTES

In January 2003, we sold $1 billion of new 7 3/8 % Senior Notes due 2013. We used the majority of the proceeds to repay debt under our credit agreements and the remainder for general corporate purposes. These new senior notes are unsecured, and they rank equally with all of our other unsecured senior indebtedness and are redeemable at any time at our option.

Prior to the sale of the new senior notes, we used a hedging strategy to lock in the risk-free component of the interest rate that was in effect on the offering date of the notes. The interest-rate-lock agreement was settled on the date the notes were issued. Because the risk-free interest rate declined during the hedge period, we incurred a $2 million loss on this transaction when we unwound the hedge. However, based on our assessment using the dollar-offset method (which was performed at the inception of the hedge), we determined that the hedge was highly effective. Therefore, the loss on the hedge was charged to other comprehensive income, and it is being amortized into earnings over the term of the new senior notes. The loss will be entirely offset by the effect of the lower interest rate on the notes.

EARLY EXTINGUISHMENT OF DEBT

During the quarter ended August 31, 2002, we sold $400 million of 5% Senior Notes due 2007. The proceeds from the sale were used to repay bank loans under our credit agreements and to repurchase, at par, the remaining $282 million balance of our 6% Exchangeable Subordinated Notes due 2005. As a result of that repurchase of debt, we recorded a $4 million loss from early extinguishment of debt.

As of June 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 145 (a standard that addresses the classification of gains or losses from early extinguishment of debt). Prior to the adoption, we reported losses from early extinguishment of debt as extraordinary items, net of tax benefits, in our consolidated statement of operations. However, in accordance with SFAS No. 145, we reported the above $4 million loss as part of operating income.

During the nine months ended February 28, 2002, we recorded a $180 million extraordinary charge, net of tax benefits, that resulted from early extinguishment of debt. That charge was reclassified to comply with SFAS No. 145 by reducing previously reported operating income by $287 million and reducing income taxes by $107 million for the nine months ended February 28, 2002 in the accompanying condensed consolidated statement of operations.

CREDIT AGREEMENTS

One of our two bank credit agreements, a 364-day revolving agreement for $500 million, expired on February 28, 2003. It was undrawn, and not renewed. At February 28, 2003, the available credit under our senior unsecured $1.5 billion five-year revolving credit agreement expiring March 1, 2006, including outstanding letters of credit, was $1.4 billion. The credit agreement was amended March 1, 2003 to change our leverage covenant from a maximum debt to EBITDA (earnings before interest, taxes depreciation and amortization) ratio of 3.5-to-1 to 2.5-to-1. At February 28, 2003, our ratio of debt to EBITDA was 1.44-to-1. This amendment changed our base borrowing rates from adjusted LIBOR plus an interest margin between 50 and 200 basis points to an adjusted LIBOR plus an interest margin between 100 and 200 basis points.

NOTE 6                                                    GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 1, 2002, we adopted SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets.” Among the changes implemented by this new accounting standard is the elimination of amortization of goodwill and other intangible assets having indefinite useful lives. This change applies to the periods following the date of adoption.

The table below shows our net income or loss for the three months and nine months ended February 28, 2003 and the comparative pro forma amounts for the prior year as if the cessation of goodwill amortization had occurred as of June 1, 2001:

	Three Months ended February 28		Nine Months ended February 28
	2002	2003	2002	2003
NET INCOME (LOSS)
Net income (loss), as reported	$280	$(55)	$524	$598
Goodwill amortization, net of applicable income tax benefits	22	—	65	—
Pro forma net income (loss)	$302	$(55)	$589	$598

DILUTED EARNINGS (LOSS) PER SHARE
Net income (loss), as reported	$0.56	$(0.12)	$1.04	$1.22
Goodwill amortization, net of applicable income tax benefits	0.04	—	0.13	—
Pro forma net income (loss)	$0.60	$(0.12)	$1.17	$1.22

SFAS No. 142 also requires that we test the carrying value of goodwill and intangible assets having indefinite lives for impairment. At least once a year, the test is to be performed at the reporting unit level for goodwill. In the year of the adoption, we are also required to perform an initial transition impairment evaluation as of the beginning of the fiscal year. If we find the carrying value to be impaired, or if the carrying value of a business that is to be sold or otherwise disposed of exceeds its fair value, then we must reduce the carrying value to fair value. In accordance with the new standard, we completed our initial transition impairment evaluation in the quarter ended November 30, 2002. As determined by this evaluation, an impairment charge was not required. Because of the change in our fiscal year and recent changes in our business environment, particularly those related to changes in our method of calculating Medicare outlier payments and proposed changes in government policies regarding Medicare outlier payments, we completed an additional goodwill impairment evaluation during the quarter ended February 28, 2003 and determined that we did not need to record an impairment charge as of that date either.

Because of the restructuring of our operating divisions and regions (discussed on page 23), along with a realignment of our executive management team, our goodwill “reporting units” (as defined under SFAS No. 142) have changed. Prior to the restructuring, they consisted of our three divisions; now they consist of our new regions. Substantially all of the Company’s domestic general hospitals and other healthcare-related facilities are organized by, and their resources allocated to, one of these regions. Since the regions are similar in their economic characteristics, the nature of their operations, the regulatory environment in which they operate, and the manner in which they are managed, we aggregate them into a single reportable operating segment for purposes of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Because of this change in reporting units, we are performing another goodwill impairment evaluation, this time as of March 31, 2003. We anticipate recording an impairment charge of approximately $175 million to $200 million in March 2003 related to our Central-Northeast Region.

NOTE 7                                                    PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Through May 31, 2002, we insured substantially all of our professional and comprehensive general liability risks in excess of self-insured retentions through a majority-owned insurance subsidiary (HUG) under a mature claims-made policy with a 10-year discovery period. These self-insured retentions were $1 million per occurrence for the Company for fiscal years ended May 31, 1996 through May 31, 2002, and in prior years varied by hospital and by policy period from $500,000 to $5 million per occurrence. HUG’s retentions covered the next $2 million per occurrence. Claims in excess of $3 million per occurrence were, in turn, reinsured with major independent insurance companies. Effective June 1, 2002, we formed a new insurance subsidiary. This subsidiary insures these risks under a first-year only claims-made policy, and, in turn, reinsures its risks in excess of $5 million per occurrence with major independent insurance companies. Subsequent to May 31, 2002, the Company’s retention limit is $2 million. Our new subsidiary’s retention covers the next $3 million.

Included in our other operating expenses in the accompanying consolidated condensed statements of operations is malpractice expense of $50 million for the quarter ended February 28, 2002 and $189 million for the current quarter. We continue to experience unfavorable trends in professional and general liability insurance risks, as well as increases in the size of claim settlements and awards in this area.

The current quarter malpractice expense of $189 million includes special charges of (1) approximately $40 million as a result of lowering the discount rate used from 7.5% to 4.44% at February 28, 2003, (2) $29 million due to an increase in reserves at HUG as a result of an increase in the average cost of claims being paid by this subsidiary, and (3) $57 million to increase our self-retention reserves, also due to a significant increase in the average cost of claim settlements and awards in excess of planned increases.

In addition, the aggregate amount of claims reported to HUG for FY 2001 are approaching the $50 million aggregate policy limit for that year.  Once the aggregate limit is exhausted, we will bear the first $25 million of losses before any excess insurance coverage would apply.

NOTE 8                                                    STOCK BENEFIT PLANS

At February 28, 2003, there were 38,280,805 shares of common stock available for stock option grants and other incentive awards to our key employees, advisors, consultants and directors under our 2001 Stock Incentive Plan. Options generally have an exercise price equal to the fair market value of the shares on the date of grant.  Normally, these options are exercisable at the rate of one-third per year, beginning one year from the date of the grant. In December 2002, however, we granted options for 11.1 million shares of common stock at an exercise price of $17.56 per share and an estimated weighted average fair value of $8.78 per share. These options will be fully vested four years after the date of grant. Earlier vesting may occur for these options on the first, second and third anniversaries of the grant date if the market price of our common stock reaches and remains at, or higher than, certain predetermined levels for specified numbers of consecutive trading days. Stock options generally expire 10 years from the date of grant.

The following table summarizes information about outstanding stock options at February 28, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$5.08 to $10.17	1,398,287	2.0 years	$8.88	1,398,287	$8.88
$10.18 to $20.34	22,551,576	7.6 years	16.54	11,096,138	15.62
$20.35 to $30.50	13,056,613	7.6 years	27.44	7,300,373	26.57
$30.51 to $40.67	10,212,655	8.7 years	40.29	3,501,466	40.26
$40.68 to $50.84	175,850	9.3 years	44.70	36,000	45.14
	47,394,981	7.6 years	$24.54	23,332,264	$22.38

The reconciliation below shows the changes to our stock option plans for the nine months ended February 28, 2002 and 2003:

	2002		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	46,126,755	$17.76	40,396,572	$25.45
Granted	12,782,942	38.58	11,864,821	18.32
Exercised	(13,624,518)	14.22	(2,964,170)	14.32
Forfeited	(533,126)	21.13	(1,902,242)	21.06
Outstanding at end of period	44,752,053	24.76	47,394,981	24.54
Options exercisable	20,495,876	$17.91	23,332,264	$22.38

The estimated weighted-average fair values of the options we granted in the nine months ended February 28, 2002 and 2003 were $18.40 and $9.10, respectively. These were calculated, as of the date of each grant, using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended February 28
	2002	2003
Expected volatility	39.9%	50.7%
Risk-free interest rates	4.5%	3.5%
Expected lives, in years	6.7	5.5
Expected dividend yield	0.0%	0.0%

Had the compensation cost for the stock options granted to our employees and directors been determined based on these fair values, our net income and earnings per share would have been the amounts indicated below:

	Nine Months Ended February 28
	2002	2003
Net income:
As reported	$524	$598
Pro forma	$474	$538
Basic earnings per common share:
As reported	$1.07	$1.24
Pro forma	$0.97	$1.12
Diluted earnings per common share:
As reported	$1.04	$1.22
Pro forma	$0.94	$1.10

On March 12, 2003, our board of directors approved a change in accounting for stock options granted to employees and directors from the intrinsic-value method to the fair-value method recommended by SFAS No. 123, effective for the new calendar year ending December 31, 2003.  Beginning with our first quarterly report of that year, for the quarter ended March 31, 2003, compensation cost for stock options granted to our employees and directors will be reflected directly in our consolidated statements of operations instead of being presented as pro forma information. Based on options granted through February 28, 2003, we estimate that this charge will increase salaries and benefits expense by approximately $36 million per quarter throughout calendar year 2003. The transition method we have chosen to report this change in accounting is the retroactive-restatement method. As such, future presentations of periods ended prior to January 1, 2003 will be restated to reflect the fair-value method of accounting, as if the change had been effective throughout those prior periods.

NOTE 9                                                    REPURCHASES OF COMMON STOCK

During the year ended May 31, 2002, the Company’s board of directors authorized the repurchase of up to 30 million shares of its common stock to offset the dilutive effect of employee stock option exercises. On July 24, 2002, the board of directors authorized the repurchase of up to an additional 20 million shares of stock, not only to offset the dilutive effect of anticipated employee stock option exercises, but also to enable the Company to take advantage of opportunistic market conditions. On December 11, 2002, the board of directors authorized the use of free cash flow (net cash flows from operating activities after August 31, 2002, less capital expenditures, plus proceeds from asset sales) to repurchase up to 30 million shares of the Company’s common stock, which includes 13,763,900 shares that remained under the previous authorizations. During the year ended May 31, 2002 and the nine months ended February 28, 2003, we repurchased a total of 42,263,100 shares for approximately $1.3 billion at an average cost of $31.36 per share, as shown in the following table:

Quarter Ended	Number of Shares	Cost	Average Cost
August 31, 2001	2,618,250	$94,512,283	$36.10
November 30, 2001	2,437,500	93,322,287	38.29
February 28, 2002	7,500,000	292,122,301	38.95
May 31, 2002	5,625,000	235,461,974	41.86
August 31, 2002	2,791,500	118,988,346	42.63
November 30, 2002	15,290,850	381,385,362	24.94
February 28, 2003	6,000,000	109,700,554	18.28
Total	42,263,100	$1,325,493,107	$31.36

We have not purchased, nor do we intend to purchase, any shares from our directors, officers or employees. The repurchased shares are held as treasury stock.

At times, we have entered into forward-purchase agreements to repurchase common stock owned by unaffiliated counterparties. Such forward-purchase agreements gave us the option of buying the stock through a full-physical, net-share or net-cash settlement. On October 29, 2002, we settled all of the then outstanding forward-purchase agreements for $225 million in cash—5,164,150 shares at an average cost of $43.64 per share—and have not entered into any forward-purchase agreements since then. The closing market price of our common stock that day was $39.25. We accounted for these forward-purchase agreements as equity transactions within permanent equity.

NOTE 10                                             INVESTMENTS

In December 2002, we sold our entire portfolio (8,301,067 shares of common stock) of Ventas, Inc. for $86 million. We had decided to sell the shares in late November 2002.  Prior to that time, we had accounted for the shares as an available-for-sale security whose fair value was less than its cost basis.

Because we did not expect the fair value of the shares to recover prior to the expected time of sale, we recorded a $64 million charge ($40 million, net of taxes) in November 2002 for the impairment of the carrying value of these securities. Because of a difference between the tax basis of the investment and our book basis, we will report a tax gain on the sale in our next income tax return. The estimated tax on the gain amounted to $32 million, and was paid on February 15, 2003.

The balance of our investments as of February 28, 2003 consist of a small number of various equity investments, primarily in Internet-related health care ventures, whose carrying values aggregate approximately $20 million.

NOTE 11                                             SHAREHOLDERS’ EQUITY

The following table shows the changes in consolidated shareholders’ equity during the nine months ended February 28, 2003 (dollars in millions; shares in thousands):

	Shares Outstanding	Common Shares and Additional Paid-in Capital	Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balances as of May 31, 2002	488,541	$3,393	$(44)	$3,055	$(785)	$5,619
Net income				598		598
Other comprehensive income			29			29
Issuance of common stock	1,131	43				43
Stock options exercised, including tax benefit	2,964	83				83
Repurchases of common stock	(24,082)				(610)	(610)
Balances as of February 28, 2003	468,554	$3,519	$(15)	$3,653	$(1,395)	$5,762

NOTE 12                                             COMPREHENSIVE INCOME

The following table shows the condensed consolidated statements of comprehensive income for the nine months ended February 28, 2002 and 2003:

	2002	2003
Net income	$524	$598
Other comprehensive income (loss):
Foreign currency translation adjustments	1	6
Losses on derivative instruments designated and qualifying as cash-flow hedges	(26)	(2)
Unrealized net holding gains (losses) arising during period	27	(6)
Less: reclassification adjustment for losses included in net income	—	49
Other comprehensive income before income taxes	2	47
Income tax expense related to items of other comprehensive income	(1)	(18)
Other comprehensive income	1	29
Comprehensive income	$525	$627

NOTE 13                                             EARNINGS (LOSS) PER COMMON SHARE

The following tables are reconciliations of the numerators and the denominators of our basic and diluted earnings or loss per common share computations for net income or loss for the three months and nine months ended February 28, 2002 and 2003 (income or loss in millions; weighted average shares in thousands):

	2002			2003
Three Months	Income (Numerator)	Weighted Average Shares (Denominator)	Per- Share Amount	Loss (Numerator)	Weighted Average Shares (Denominator)	Per- Share Amount
Basic Earnings (Loss) Per Share:
Income (loss) available to common shareholders	$280	489,798	$0.57	$(55)	472,289	$(0.12)
Effect of employee stock options and, in 2002, other contracts to issue common stock	—	12,884	(0.01)	—	—	—
Diluted Earnings Per Share:
Income available to common shareholders	$280	502,682	$0.56	$(55)	472,289	$(0.12)

	2002			2003
Nine Months	Income (Numerator)	Weighted Average Shares (Denominator)	Per- Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per- Share Amount
Basic Earnings Per Share:
Income available to common shareholders	$524	489,378	$1.07	$598	481,968	$1.24
Effect of employee stock options and, in 2002, other contracts to issue common stock	—	13,581	(0.03)	—	7,143	(0.02)
Diluted Earnings Per Share:
Income available to common shareholders	$524	502,959	$1.04	$598	489,111	$1.22

Stock options with prices that exceeded the average market price for the three-month and nine-month periods were excluded from the earnings-per-share computations.  For the three-month period ended February 28, 2003, the number of shares excluded was 38,882,115.  The number of shares excluded from the nine-month periods ended February 28, 2002 and 2003 were 145,333 and 16,344,557, respectively.

NOTE 14                                             INCOME TAXES

The Internal Revenue Service (“IRS”) is currently examining our federal income tax returns for the fiscal years ended May 31, 1995, 1996 and 1997. We expect the examination to be concluded by May 31, 2003. In connection with its examination, the IRS has issued a Notice of Proposed Adjustment (“NOPA”) with respect to our treatment of a portion of the civil settlement paid to the federal government in June 1994 related to our discontinued psychiatric hospital business. The denial of this deduction could result in additional income taxes and interest of approximately $100 million. The IRS has also commented on a number of other matters, but has issued no proposed adjustment. At this time, no Revenue Agent’s Report (“RAR”) for the above fiscal years has been issued. In the event the final RAR contains adjustments with which we disagree (such as the issue covered by the NOPA discussed above), we will seek to resolve all disputed issues using the various means available to us.  These would include, for example, filing a protest with the Appeals Division of the IRS or filing a petition for redetermination of a deficiency with the Tax Court. We are not currently able to predict the amounts that could eventually be paid upon the ultimate resolution of all the issues included in any final RAR.

NOTE 15                                             QUALITY SYSTEM SURVEYS

As a result of the allegations concerning Redding Medical Center (see Part II. Item 1. Legal Proceedings), the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”)

conducted quality system surveys at 19 of our hospitals across the country. A hospital must either be accredited by an approved organization, such as JCAHO, or obtain a waiver to be eligible to participate in the Medicare and Medicaid programs. The JCAHO surveys were conducted to determine whether any systematic breakdown had occurred in certain systems or processes within the hospitals.  On February 28, 2003, JCAHO announced that all 19 hospitals had maintained their accreditations. The hospitals are working to make certain improvements noted in the surveys.

NOTE 16                                             RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. (Under previous accounting standards, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.) The provisions of the standard apply to exit or disposal activities initiated after December 31, 2002. In the event that we initiate exit or disposal activities after this date, such as our recently announced plan to divest or consolidate 14 of our general hospitals and our announced cost reduction program, the new accounting standard might have a material effect on the timing of the recognition of exit costs in our consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable, on a prospective basis, to guarantees issued or modified after December 31, 2002. We do not expect this new interpretation to have a material effect on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This standard provides alternative methods for voluntarily transitioning to the fair-value method of accounting for stock-based employee compensation recommended by SFAS No. 123.  It also requires prominent disclosures in both annual and quarterly financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. On March 12, 2003, the board of directors approved a change in accounting for stock options granted to employees and directors from the intrinsic-value method to the fair-value method, effective for our new fiscal (calendar) year ending December 31, 2003. We estimate that this change will increase salaries and benefits expense by approximately $36 million in each of the quarters in the new calendar year.

The transition method we have chosen to report this change in accounting is the retroactive-restatement method.  As such, future presentations of periods ended prior to January 1, 2003 will be restated to reflect the fair-value method of accounting, as if the change had been effective throughout those earlier periods. For example, the results of operations for the four quarters prior to the change will be restated to reflect additional salaries and benefits expense ranging between $32 million and $35 million each quarter.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51 is intended to achieve more consistent application of consolidation policies to variable-interest entities. We are assessing the potential effect of this interpretation on the Company, but do not believe it will have a material impact.

PART I. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including statements containing the words “believe,” “anticipate,” “expect,” “will,” “may,” “might,” “should,” “estimate,” “intend,” “appear” and words of similar import, and statements regarding our business strategy and plans, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations.  They involve known and unknown risks, uncertainties and other factors—many of which we are unable to predict or control—that may cause our actual results, performance or achievements, or health care industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, among others, the following:

•                  Changes in Medicare and Medicaid payments or reimbursements, including those resulting from changes in the method of calculating or paying Medicare outlier payments and those resulting from a shift from traditional reimbursement to managed-care plans.

•                  The ability to enter into managed care provider arrangements on acceptable terms.

•                  The outcome of known and unknown litigation, government investigations, and liability and other claims asserted against us.

•                  Competition, including our failure to attract patients to our hospitals.

•                  The loss of any significant customers.

•                  Changes in, or failure to comply with, laws and governmental regulations.

•                  Changes in business strategy or development plans, including our pricing strategy.

•                  Settlement of professional liability claims and the availability of professional liability insurance coverage at current levels.

•                  Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care.

•                  General economic and business conditions, both nationally and regionally.

•                  Industry capacity.

•                  Demographic changes.

•                  The ability to attract and retain qualified management and other personnel, including physicians, nurses and other health care professionals, and the impact on our labor expenses resulting from a shortage of nurses and/or other health care professionals.

•                  Fluctuations in the market value of our common stock.

•                  The amount and terms of our indebtedness.

•                  The availability of suitable acquisition and disposition opportunities, the length of time it takes to accomplish acquisitions and dispositions and the impact of pending and future government investigations and litigation on our ability to accomplish acquisitions and dispositions.

•                  Our ability to integrate new business with existing operations.

•                  The availability and terms of capital to fund the expansion of our business, including the acquisition of additional facilities.

•                  A shortage of raw materials.

•                  A breakdown in the distribution process or other factors that may increase our costs of supplies.

•                  Other factors referenced in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K.

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

BUSINESS STRATEGIES & OUTLOOK

OPERATING STRATEGIES

Our mission and objective is to provide quality health care services within existing regulatory and managed-care environments that are responsive to the needs of the communities we serve. We believe that competition among health care providers occurs primarily at the local level. Accordingly, we tailor our local strategies to address the specific competitive characteristics of each area in which we operate, including the number and size of facilities operated by our subsidiaries and their competitors, the nature and structure of physician practices and physician groups, and the demographic characteristics of the area. To achieve our objective, we pursue a variety of strategies, including the following:

•                  Focusing on core services such as cardiology, orthopedics and neurosurgery designed to meet the health care needs of the aging baby boomer generation. In the past few years, admissions have increased the most in the age groups- of 41-50 and 51-60. We are dedicating significant capital to building or enhancing facilities and acquiring equipment to support those core services. We’re also focusing on recruiting physicians who specialize in cardiology, orthopedics and neurosurgery to practice at our hospitals.

•                  Improving the quality of care provided at our hospitals by re-engineering hospital processes to help achieve better outcomes for patients, and by identifying best practices and offering those best practices to all of our hospitals.

•                  Improving operating efficiencies and reducing costs while maintaining the quality of care provided.

•                  Reducing bad debts and improving cash flow. We have taken actions to ensure that bills are paid in a timely manner, such as improving our admissions processes (including providing better training for employees involved in admitting patients), simplifying our contracts with managed-care providers to minimize billing disputes, improving our charting and billing processes to bill more promptly and reduce the number of errors, and re-engineering the collections process.

•                  Acquiring or entering into strategic partnerships with hospitals, groups of hospitals, other health care businesses, and ancillary health care providers where appropriate to expand and enhance quality integrated health care delivery systems that are responsive to the current managed-care environment. We carefully evaluate investment opportunities and invest in projects that enhance our objectives of providing quality health care services, maximizing our return on investments, and enhancing shareholder value. Because of recent events and circumstances, however, we expect the pace of our acquisition activity to lessen considerably.

•                  Improving patient, physician and employee satisfaction. An important program in this area, the “Target 100” program, targets 100 percent satisfaction among patients, physicians and employees at our facilities. The Target 100 program has been implemented at all of our hospitals.

•                  Developing and maintaining strong relationships with physicians and fostering a physician-friendly culture that will enhance patient care and fulfill the health care needs of the communities we serve.

•                  Improving recruitment and retention of nurses and other employees. Among the steps we are taking to attract and retain employees in general, and nurses in particular, is our “employer of choice” program, through which we strive to be the employer of choice in each region in which we’re located.

•                  Entering into discounted fee-for-service arrangements and managed-care contracts with third-party payors.

We will adjust our strategies over the course of time in response to changes in the economic climate in which we operate and the success or failure of our various efforts.

Since December 2002, we have adopted a new method for calculating Medicare outlier payments (discussed on page 24); we have restructured our operating divisions and regions; and we have realigned our senior executive management team.

On March 10, 2003, we announced the consolidation of our operating divisions from three to two. Our new Eastern Division will consist of three regions (Florida, Central-Northeast and Southern States) that will initially include 59 of our acute care hospitals in Alabama, Arkansas, Florida, Georgia, Louisiana, Massachusetts, Mississippi, Missouri, North Carolina, Pennsylvania, South Carolina and Tennessee. The new Western Division will consist of two regions (California and Texas) that initially will include 55 of our hospitals in California, Nebraska, Nevada and Texas. Prior to this consolidation, our company was organized into ten regions comprising three divisions (Central-Northeast, Southeast and Western).

Also in March 2003, we announced a series of initiatives to sharpen our strategic focus, reduce operating expenses, and accelerate repurchases of our common stock.

We plan to divest or consolidate 14 general hospitals that no longer fit our core operating strategy of building competitive networks of quality hospitals in major markets.  We intend to use the proceeds from these divestitures to repurchase our common stock and repay indebtedness.

Our operating expense reduction plan consists of (1) staff and expense reductions at the corporate offices, as well as reductions in hospital departments that are not directly related to patient care, (2) leveraging our size and strength to gain cost savings and enhanced levels of service through a comprehensive nurse agency contracting program, (3) changes in corporate travel policies, and (4) leveraging our regional strength to reduce the cost of energy procurement. We presently estimate that these plans will result in future annual savings of approximately $100 million.

PRICING APPROACH

In fiscal 2000, certain of our hospitals began to systematically and significantly increase gross charges.  We believe that this practice, combined with the Medicare-prescribed formula for determining Medicare outlier payments, contributed to those hospitals receiving outlier payments that exceeded the norm.  (Medicare outlier payments are described in more detail in the Government Programs section of this report, page 27.  They are based, in part, on a historical ratio of a hospital’s costs to its gross charges.)

Gross charges are retail charges. They are not the same as actual pricing, and they generally do not reflect what a hospital is ultimately paid. Hospitals typically receive amounts that are negotiated by insurance companies or are set by the government. Gross charges are used to calculate Medicare outlier payments and to determine certain elements of managed-care contracts (such as stop-loss payments).  And, because Medicare requires that a hospital’s gross charges be the same for all patients (regardless of payor category), gross charges are also what hospitals charge self-pay patients.

In early December 2002, we announced a new pricing approach for our hospitals.  The new approach de-emphasizes gross charges and refocuses on actual pricing.

We believe our hospitals’ pricing practices are, and have been, in compliance with Medicare rules.  However, by de-emphasizing gross charges and refocusing on actual pricing, the new pricing approach should create a structure with a larger fixed component. Our new approach includes the following components:

•                  Freezing the current gross charges at our hospitals through May 31, 2003.

•                  Supporting proposed changes in current Medicare rules regarding Medicare outlier payments.

•                  Negotiating simpler managed-care contracts with higher per diem or case rates and less emphasis on stop-loss and other payments tied to gross charges.

•                  Allowing hospitals to offer rates to uninsured patients that are similar to the local market rates that hospitals receive from managed-care contracts—subject to approval by CMS.

In addition to having a new pricing approach, on January 6, 2003, we announced to the Centers for Medicare and Medicaid Services (“CMS”) that we had voluntarily adopted a new method for calculating Medicare outlier payments, retroactive to January 1, 2003.  Using this new method, Medicare reimburses our hospitals in amounts equivalent to those amounts we anticipate receiving once the expected changes by CMS to Medicare outlier formulas are implemented. We decided to do this now in order to show our good faith and to support CMS’s likely industrywide solution to the outlier issue.  (See “Outlier Payments” in the Government Programs section, page 27, for further information on developments regarding the expected CMS changes.)

With regard to managed-care contracts, we intend to negotiate simpler contracts with higher per diem or case rates; placing less emphasis on stop-loss payments tied to gross charges.

In the past, our hospitals’ managed-care contracts were primarily charge-based.  Over many years, they’ve evolved into contracts based primarily on negotiated, fixed per diem rates or case rates, combined with stop-loss payments (for high-cost patients) and pass-through payments (for high-cost devices and pharmaceuticals).

Our hospitals have thousands of managed-care contracts with various renewal/expiration dates, making our managed-care contracts a stable source of revenue. The weighted average life (average days till renewal/expiration, weighted by contract revenue) of all our managed-care contracts is approximately 230 days, with about three-fourths of those contracts being “evergreen” contracts.  Evergreen contracts extend automatically every year, but may be renegotiated or terminated by either party after 90 to 120 days notice.

As we renegotiate our managed-care contracts using the new pricing approach, we intend to maintain the overall economic value of those contracts. We do not intend to amend existing contracts if doing so would result in significantly lower total payments.

In general, our new pricing approach will not involve any rollback of charges.

We expect that this new approach will provide a more predictable and sustainable payment structure for us in the future. Our new pricing approach is intended to create a reimbursement structure with a larger fixed component that will become less dependent on gross charges, but will allow for increases in prices and in net operating revenues as appropriate.

Although we believe that our new pricing approach will continue to allow for increases in prices and continued growth in net operating revenues in the future, we do not expect that the growth rates experienced in the past two years and for the nine months ended February 28, 2003 can be sustained. We can offer no assurances that our managed-care contracting parties will agree to the changes we propose or any changes that result in higher prices. Additionally, our proposal is new in the industry and may take time to implement.  Nor can we offer assurances that this new pricing approach, in the form implemented, will not have a material adverse effect on our business, financial condition or results of operations.

OUTLOOK

As a result of recent events, including (1) our revised approach to pricing; (2) our voluntary change in Medicare outlier calculation methodology; (3) our change to a calendar fiscal year; (4) our decision to expense stock options; (5) our asset sale program; and our new strategic focus initiatives, we have revised our former earnings guidance included in our last quarterly report on Form 10-Q (for the quarter ended November 30, 2002). Whereas we had then expected our diluted earnings per share (before the effect of special charges) for the fiscal years ended May 31, 2003 and 2004 to be within ranges of $2.40 to $2.60 per share and $1.80 to $2.20 per share, respectively, we are now forecasting a range of diluted earnings per share (before the effect of special charges) for the calendar year ending December 31, 2003 of $1.34 to $1.65 per share.

To address all the changes impacting the health care industry, while continuing to provide quality care to patients, we have implemented strategies to reduce inefficiencies, create synergies, obtain additional business, and control costs. Such strategies include selective acquisitions, sales or closures of certain facilities, the enhancement of integrated health care delivery systems, hospital cost-control programs, and overhead-reduction plans. We may acquire, sell or close some additional facilities and implement additional cost-control programs and other operating efficiencies in the future.

The ongoing challenges facing us and the health care industry as a whole are (1) providing quality patient care in a competitive and highly regulated environment, (2) obtaining adequate compensation for the services we provide, and (3) managing our costs. The primary cost pressure facing us and the industry is the ongoing increase of labor costs due to a nationwide shortage of nurses. We expect the nursing shortage to continue, and we have implemented various initiatives to improve productivity, to better position our hospitals to attract and retain qualified nursing personnel, and to otherwise manage labor-cost pressures. We have also experienced sharp increases in professional and general liability insurance costs.

GOVERNMENT PROGRAMS

Payments from Medicare constitute a significant portion of our net operating revenues. The Medicare program is subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and new governmental funding restrictions—all of which could materially increase or decrease program payments, as well as affect the cost of providing services and the timing of payments to facilities. We are unable to predict the effect of future policy changes on our operations. If the rates paid or the scope of services covered by government payors is reduced, such actions could have a material adverse effect on our business, financial condition, or results of operations.

A final determination of certain amounts earned under the Medicare program often takes many years because of audits by the program representatives, providers’ rights of appeal, and the application of numerous technical reimbursement provisions. We believe that adequate provision has been made in our consolidated financial statements for probable adjustments to historical net operating revenues. However, until final settlement, significant issues remain unresolved, and previously determined allowances could be more or less than ultimately required.

The major components of our Medicare net-patient revenues for the three-month and nine-month periods ended February 28, 2002 and 2003 are shown in the table below:

	Three Months ended February 28		Nine Months ended February 28
	2002	2003	2002	2003
	(in millions)

DRG payments	$473	$500	$1,325	$1,427
Capital cost payments	60	73	172	175
Outlier payments	191	40	543	513
Outpatient payments	133	192	401	486
Disproportionate share payments	77	88	222	248
Graduate and Indirect Medical Education payments	40	41	117	129
Other payment categories (1)	100	74	291	299

Total Medicare net patient revenues	$1,074	$1,008	$3,071	$3,277

(1)       These payments relate principally to our non-acute facilities and non-acute units within acute facilities.

DIAGNOSIS-RELATED-GROUP PAYMENTS

Medicare payments for general hospital inpatient services are based on a prospective payment system that uses diagnosis-related groups. Under this system, a hospital receives a fixed amount for each Medicare inpatient discharged based on the patient’s assigned diagnosis-related group. Although these payments are adjusted for area-wage differentials, the adjustments do not take into consideration the hospital’s operating costs. And, as discussed below, diagnosis-related-group payments also exclude the reimbursement of capital costs (such as property taxes, lease expenses, depreciation, and interest related to capital expenditures).

The diagnosis-related-group rates are updated annually, giving consideration to the increased cost of goods and services purchased by hospitals. The rate increase that became effective on October 1, 2002 was 2.95 percent. As in prior years, this was below the cost increases for goods and services purchased by our hospitals. We expect that future rate increases will also be below such cost increases.

CAPITAL COST PAYMENTS

Medicare reimburses general hospitals for their capital costs separately from diagnosis-related-group payments. In 1992, a prospective payment system covering the reimbursement of inpatient capital costs generally became effective. As of October 1, 2002, after a gradual phase in, all of our hospitals are being reimbursed at a capital-cost rate that will increase annually by a capital-cost-market-basket-update factor.  However, as with the diagnosis-related-group rate increases, we expect that these increases will be below the cost increases of our capital asset purchases.

OUTLIER PAYMENTS

Outlier payments, which were established by Congress as part of the diagnosis-related-group prospective payment system, are additional payments made to hospitals for treating patients who are costlier to treat than the average patient.

A hospital receives outlier payments when its gross charges adjusted by the hospital’s cost-to-charge ratio exceed a certain threshold established annually by CMS. As mandated by Congress, CMS must limit total outlier payments to between 5 and 6 percent of total diagnosis-related-group payments. CMS periodically changes the threshold in order to bring expected outlier payments within the mandated limit. An increase to the cost threshold will reduce total outlier payments by (1) reducing the number of cases that qualify for outlier payments, and (2) reducing the dollar amount hospitals receive for cases that still qualify.

CMS currently uses a hospital’s most recently settled cost report to set the hospital’s cost-to-charge ratio. Those cost reports are typically two to three years old. Additionally, if a hospital’s cost-to-charge ratio falls below a certain threshold (derived from the cost-to-charge ratios for all hospitals nationwide), then the cost-to-charge ratio used to calculate Medicare outlier payments defaults to the statewide average, which is considerably higher. The statewide average is also used when settled cost reports are not available (such as with newly acquired hospitals).

On February 28, 2003, CMS announced that it was proposing three changes to its rules governing the calculation of outlier payments: (1) Medicare would be allowed to use more recent data to calculate outlier payments, (2) the use of the statewide average ratio of costs to charges would be eliminated for hospitals with very low computed cost-to-charge ratios, and (3) Medicare would be allowed to recover overpayments if the actual costs of a hospital stay (which are reflected in the settled cost report) are less than that which was claimed by the provider. We expect these changes to have a material effect on the amount of outlier payments we receive.

In anticipation of these changes, on January 6, 2003, we voluntarily adopted a new method for calculating Medicare outlier payments, retroactive to January 1, 2003.  With this new method, instead of using recently settled cost reports for our outlier calculations, we’re using current year cost-to-

charge ratios, we’ve also eliminated the use of the statewide average, and we continue to use the current threshold amounts. These two changes have resulted in a drop of Medicare outlier payments from approximately $65 million per month to approximately $6 million per month. We voluntary adopted this new method to show our good faith and to support CMS’s likely industrywide solution to the outlier issue.

Once the new CMS rule is implemented, we will reconcile the payments we received under our interim arrangement to those we would have received if the CMS rule had gone into effect on January 1, 2003. This could result in our receiving additional outlier payments, or it could result in our refunding some of the outlier payments received under the interim arrangement.

OUTPATIENT PAYMENTS

An outpatient prospective payment system was implemented as of August 1, 2000. This payment system established groups called ambulatory payment classifications for all outpatient procedures. Medicare pays for outpatient services based on the classification. The outpatient prospective payment system provides a transitional period that limits each hospital’s losses during the first three and one-half years of the program. If a hospital’s cost is less than the payment, the hospital keeps the difference. If a hospital’s cost is higher than the payment, the hospital is subsidized for part of the loss. The outpatient prospective payment system has not had a material impact on our results of operations.

Disproportionate Share Payments

Certain of our hospitals treat a disproportionately large number of low-income patients (i.e., Medicaid and Medicare patients eligible to receive supplemental Social Security income), and, therefore, receive additional payments from the federal government in the form of disproportionate share payments. Congress recently mandated CMS to study the present formula used to calculate these payments. One change being considered would give greater weight to the amount of uncompensated care provided by a hospital than it would to the number of low-income patients treated. We cannot predict the impact on our hospitals if CMS revises the formula, however, we do not expect that this change would have a material impact on our results of operations.

Graduate and Indirect Medical Education

A number of our hospitals are currently approved as teaching sites for the training of interns and residents under graduate medical education programs. Our participating hospitals receive additional payments—graduate-medical-education payments—for the cost of training residents. In addition, these hospitals receive indirect-medical-education payments, which are related to the teaching programs. These payments are add-ons to the regular diagnosis-related-group payments.

The current indirect-medical-education payment level is set at 5.5% of diagnosis-related-group payments. However, CMS may recommend that the level be reduced to 2.7%. Such a reduction would require Congressional approval. If approved, the change would not become effective until October 1, 2003. Indirect-medical-education payments received by our hospitals for the nine months ended February 28, 2003 were approximately $78 million. If the above reduction is implemented, those payments to our hospitals could be reduced by 50%.

Medicaid

Payments we receive under various state Medicaid programs constitute only a small portion of our net operating revenues. These payments are typically based on fixed rates determined by the individual states. (Only two states in which we operate have a Medicaid outlier payment formula.) We also receive disproportionate-share payments under various state Medicaid programs. For the nine months ended February 28, 2002 and 2003, those payments were approximately $119 million and $133 million, respectively.

Many of the states in which we operate are experiencing serious budgetary problems and have proposed or are proposing new legislation which would significantly reduce the payments they make to hospitals under their Medicaid programs.

RESULTS OF OPERATIONS

The paragraphs in this section primarily discuss the historical results of operations of the Company. However, in light of recent events and our voluntary adoption of a new method for calculating Medicare outlier payments, which we discussed earlier, we are supplementing certain of the historical information with information presented on an adjusted basis (as if we had received no Medicare outlier payments during the periods indicated). We do so to show the effect that Medicare outlier payments have had on our historical results of operations, without estimating or suggesting their effect on future results of operations. Among the information presented on an adjusted basis are EBITDA margins (the ratio of earnings before interest, taxes, depreciation and amortization, impairment charges and loss from early extinguishment of debt to net operating revenues), operating expenses expressed as percentages of net operating revenues, net inpatient revenues per patient day and per admission, and net cash provided by operating activities.

For the three months ended February 28, 2003, on a same-facility basis, admissions grew 2.5% over the prior-year quarter, net patient revenues were up 5.6% and net inpatient revenue per admission was up 0.3%. For the nine-month period, admissions increased 2.9%, net patient revenues were up 9.4% and net inpatient revenue per admission was up 5.6%. We have reduced our debt by $232 million since February 28, 2002.

We reported pretax income of $478 million in the quarter ended February 28, 2002 and a pretax loss of $86 million in the quarter ended February 28, 2003. For the nine-month periods then ended, we reported pretax income of $925 million in 2002 and $986 million in 2003. Special items adversely affecting our pretax operating results in these periods are shown below:

	Three Months ended February 28		Nine Months ended February 28
	2002	2003	2002	2003
	(in millions)

Impairment of long-lived assets	$—	$383	$99	$383
Restructuring charges	—	15	—	15
Loss from early extinguishment of debt	12	—	287	4
Goodwill amortization	25	—	76	—
Impairment of investment securities	—	—	—	64
Pretax impact	$37	$398	$462	$466
After-tax impact	$30	$245	$311	$288
Diluted earnings (loss) per share, including special items	$0.56	$(0.12)	$1.04	$1.22
Diluted per-share impact of special items	0.06	0.52	0.62	0.58
Earnings per share, before special items	$0.62	$0.40	$1.66	$1.80

Total-company EBITDA margins decreased from 20.7% to 13.9% for the quarter and from 19.9% to 18.3% for the nine-month period. The primary reasons for the decline in EBITDA margins are the significant reduction in Medicare outlier payments and the significant increase in malpractice expense, discussed elsewhere herein, during the three months ended February 28, 2003.

If we had received no Medicare outlier payments, our EBITDA margins would have been 16.1% and 12.9% in the quarters ended February 28, 2002 and 2003, respectively, and 15.4% and 14.4% in the nine-month periods ended February 28, 2002 and 2003, respectively.

The table below is a reconciliation of our total company EBITDA margins to our operating margins (the ratio of operating income to net operating revenues) for the three-month and the nine-month periods ended February 28, 2002 and 2003. Operating income and net operating revenues are considered performance measures under generally accepted accounting principles (“GAAP”), whereas EBITDA is not. We refer to EBITDA margins in this section of our quarterly report because this measure is widely used in our industry.

	Three Months ended February 28		Nine Months ended February 28
	2002	2003	2002	2003
	(in millions)

Net operating revenues	$3,484	$3,686	$10,175	$11,167
Operating income (loss)	555	(19)	1,185	1,250
Operating margin	15.9%	(0.5)%	11.6%	11.2%
Add back to operating income:
Depreciation	121	125	354	367
Amortization	33	7	100	23
Impairment, restructuring and other unusual charges	—	398	99	398
Loss from early extinguishment of debt	12	—	287	4
EBITDA	$721	$511	$2,025	$2,042
EBITDA margin	20.7%	13.9%	19.9%	18.3%

Results of operations for the quarter ended February 28, 2003 include the operations of one general hospital acquired after the end of the prior-year quarter and exclude the operations of three general hospitals sold, closed or consolidated and certain other facilities closed since then. The following is a summary of consolidated operations for the three-month and nine-month periods ended February 28, 2002 and 2003:

	2002	2003	2002	2003
	(in millions)		(% of net operating revenues)
Three months

Net operating revenues:
Domestic general hospitals	$3,386	$3,570	97.2%	96.9%
Other operations	98	116	2.8%	3.1%

Net operating revenues	3,484	3,686	100.0%	100.0%
Operating expenses:
Salaries and benefits	(1,351)	(1,451)	38.8%	39.4%
Supplies	(496)	(558)	14.2%	15.1%
Provision for doubtful accounts	(236)	(304)	6.8%	8.2%
Other operating expenses	(680)	(858)	19.5%	23.3%
Costs of litigation and investigations	—	(4)	—	0.1%
Depreciation	(121)	(125)	3.5%	3.4%
Amortization	(33)	(7)	0.9%	0.2%
Operating income before special charges and loss from early extinguishment of debt	567	379	16.3%	10.3%
Impairment, restructuring and other unusual charges	—	(398)	—	10.8%
Loss from early extinguishment of debt	(12)	—	0.3%	—
Operating income (loss)	$555	$(19)	15.9%	(0.5)%

	2002	2003	2002	2003
	(in millions)		(% of net operating revenues)
Nine months

Net operating revenues:
Domestic general hospitals	$9,838	$10,833	96.7%	97.0%
Other operations	337	334	3.3%	3.0%

Net operating revenues	10,175	11,167	100.0%	100.0%
Operating expenses:
Salaries and benefits	(3,921)	(4,321)	38.5%	38.7%
Supplies	(1,435)	(1,623)	14.1%	14.5%
Provision for doubtful accounts	(740)	(872)	7.3%	7.8%
Other operating expenses	(2,054)	(2,304)	20.2%	20.6%
Costs of litigation and investigations	—	(5)	—	0.0%
Depreciation	(354)	(367)	3.5%	3.3%
Amortization	(100)	(23)	1.0%	0.2%
Operating income before special charges and loss from early extinguishment of debt	1,571	1,652	15.4%	14.8%
Impairment, restructuring and other unusual charges	(99)	(398)	1.0%	3.6%
Loss from early extinguishment of debt	(287)	(4)	2.8%	0.0%
Operating income	$1,185	$1,250	11.6%	11.2%

Although our hospitals expect to receive some level of Medicare outlier payments in future periods, as discussed earlier, the following two tables show a summary of consolidated operations for the three-month and nine-month periods ended February 28, 2002 and 2003, as if we had received no Medicare outlier payments during those periods:

	2002	2003	2002	2003
	(in millions)		(% of net operating revenues)
Three months

Adjusted net operating revenues	$3,293	$3,646	100.0%	100.0%
Operating expenses:
Salaries and benefits	(1,351)	(1,451)	41.0%	39.8%
Supplies	(496)	(558)	15.1%	15.3%
Provision for doubtful accounts	(236)	(304)	7.2%	8.3%
Other operating expenses	(680)	(858)	20.6%	23.5%
Costs of litigation and investigations	—	(4)	—	0.1%
Depreciation	(121)	(125)	3.7%	3.4%
Amortization	(33)	(7)	1.0%	0.2%
Adjusted operating income before special charges and loss from early extinguishment of debt	376	339	11.4%	9.3%
Impairment, restructuring and other unusual charges	—	(398)	—	10.9%
Loss from early extinguishment of debt	(12)	—	0.4%	—

Adjusted operating income (loss)	$364	$(59)	11.1%	(1.6)%

	2002	2003	2002	2003
	(in millions)		(% of net operating revenues)
Nine months

Adjusted net operating revenues	$9,632	$10,654	100.0%	100.0%
Operating expenses:
Salaries and benefits	(3,921)	(4,321)	40.7%	40.6%
Supplies	(1,435)	(1,623)	14.9%	15.2%
Provision for doubtful accounts	(740)	(872)	7.7%	8.2%
Other operating expenses	(2,054)	(2,304)	21.3%	21.6%
Costs of litigation and investigations	—	(5)	—	0.0%
Depreciation	(354)	(367)	3.7%	3.4%
Amortization	(100)	(23)	1.0%	0.2%
Adjusted operating income before special charges and loss from early extinguishment of debt	1,028	1,139	10.7%	10.7%
Impairment, restructuring and other unusual charges	(99)	(398)	1.0%	3.7%
Loss from early extinguishment of debt	(287)	(4)	3.0%	0.0%

Adjusted operating income	$642	$737	6.7%	6.9%

Net operating revenues of our domestic general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (primarily rental income and services such as cafeteria, gift shops, parking) and other miscellaneous revenue. Net operating revenues of other operations consist primarily of revenues from: (1) physician practices, (2) rehabilitation hospitals, long-term-care facilities, psychiatric and specialty hospitals—all of which are located on or near the same campuses as our general hospitals, (3) our hospital in Barcelona, Spain, (4) health care joint ventures operated by us, (5) our subsidiaries offering managed-care and indemnity products, and (6) equity in earnings of unconsolidated affiliates.

The table below shows certain selected historical operating statistics for our domestic general hospitals:

	Three months ended February 28				Nine months ended February 28
	2002	2003	Increase (Decrease)		2002	2003	Increase (Decrease)
Number of hospitals (at end of period)	116	114	(2	)(1)	116	114	(2	)(1)
Licensed beds (at end of period)	28,677	27,882	(2.8)%		28,677	27,882	(2.8)%
Net inpatient revenues (in millions)	$2,335	$2,390	2.4%		$6,666	$7,284	9.3%
Net outpatient revenues (in millions)	$982	$1,103	12.3%		$2,993	$3,363	12.4%
Admissions	256,840	261,601	1.9%		741,873	767,947	3.5%
Equivalent admissions (2)	360,536	365,527	1.4%		1,059,388	1,087,687	2.7%
Average length of stay (days)	5.4	5.3	(0.1	)(1)	5.3	5.3	—
Patient days	1,375,943	1,388,530	0.9%		3,932,966	4,081,253	3.8%
Equivalent patient days (2)	1,907,956	1,917,816	0.5%		5,541,083	5,704,784	3.0%
Net inpatient revenue per patient day	$1,697	$1,721	1.4%		$1,695	$1,785	5.3%
Net inpatient revenue per admission	$9,091	$9,136	0.5%		$8,985	$9,485	5.6%
Utilization of licensed beds	53.4%	55.4%	2.0	%(1)	51.1%	53.4%	2.3	%(1)
Outpatient visits	2,261,010	2,275,989	0.7%		6,849,259	6,949,186	1.5%

(1)   The change is the difference between 2002 and 2003 amounts shown.

(2)   Equivalent admissions/patient days represents actual admissions/patient days adjusted to include outpatient and emergency room services by multiplying actual admissions/patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the result by gross inpatient revenues.

Although our hospitals expect to receive some level of Medicare outlier payments in future periods, as discussed earlier, if we had received no Medicare outlier payments in the periods indicated, domestic general hospital net inpatient revenues, net inpatient revenue per patient day and net inpatient revenue per admission would have been as follows:

	Three months ended February 28			Nine months ended February 28
	2002	2003	Increase	2002	2003	Increase
Net inpatient revenues (in millions)	$2,144	$2,350	9.6%	$6,123	$6,771	10.6%
Net inpatient revenue per patient day	$1,558	$1,692	8.6%	$1,557	$1,659	6.6%
Net inpatient revenue per admission	$8,348	$8,983	7.6%	$8,253	$8,817	6.8%

The table below shows certain selected historical operating statistics for our domestic general hospitals on a same-facility basis:

	Three months ended February 28			Nine months ended February 28
	2002	2003	Increase	2002	2003	Increase
Average licensed beds	27,020	27,227	0.8%	26,834	26,994	0.6%
Patient days	1,333,985	1,360,758	2.0%	3,823,874	3,956,567	3.5%
Net inpatient revenue per patient day	$1,717	$1,730	0.8%	$1,714	$1,800	5.0%
Admissions	250,537	256,831	2.5%	724,634	745,375	2.9%
Net inpatient revenue per admission	$9,140	$9,166	0.3%	$9,043	$9,554	5.7%
Outpatient visits	2,206,727	2,249,289	1.9%	6,689,782	6,763,212	1.1%
Average length of stay (days)	5.3	5.3	—	5.3	5.3	—

If we had received no Medicare outlier payments in the periods indicated, same-facility net inpatient revenues, net inpatient revenue per patient day and net inpatient revenue per admission would have been as follows:

	Three months ended February 28			Nine months ended February 28
	2002	2003	Increase	2002	2003	Increase
Net inpatient revenues (in millions)	$2,104	$2,315	10.0%	$6,019	$6,619	10.0%
Net inpatient revenue per patient day	$1,577	$1,701	7.9%	$1,574	$1,673	6.3%
Net inpatient revenue per admission	$8,396	$9,012	7.3%	$8,307	$8,881	6.9%

The table below shows the sources of net patient revenues for our domestic general hospitals for the three-month and nine-month periods ended February 28, 2002 and 2003, expressed as percentages of net patient revenues from all sources:

	Three months ended February 28			Nine months ended February 28
	2002	2003	Increase (Decrease) (1)	2002	2003	Increase (Decrease) (1)
Medicare	32.0%	28.1%	(3.9)%	31.3%	30.1%	(1.2)%
Medicaid	8.7%	9.0%	0.3%	8.3%	8.3%	—
Managed care	44.2%	48.6%	4.4%	43.9%	46.7%	2.8%
Indemnity and other	15.1%	14.3%	(0.8)%	16.5%	14.9%	(1.6)%

(1)       The change is the difference between the 2002 and 2003 amounts shown.

Our focus on expansions and additions of core services, such as cardiology, orthopedics and neurosurgery, has contributed to increases in inpatient acuity and intensity of services. In comparing the quarter ended February 28, 2003 to the same quarter of 2002, total-facility admissions increased by 1.9%.

On a total-facility basis, net inpatient revenue per admission increased 0.5%, and on a same-facility basis, it increased by 0.3% over the prior-year quarter.  Those percentages reflect our new pricing approach and lower Medicare outlier payments, offset by the shift in our business mix to the higher acuity services. As mentioned earlier, our new pricing approach, combined with our voluntary changes to the method we use to calculate Medicare outlier payments, and the anticipated change in Medicare regulations for determining outlier payments, are expected to adversely impact our future revenues. For example, if we had received no Medicare outlier payments, our net inpatient revenue per admissions would have increased by 7.6% instead of 0.5%. On a same-facility basis, the increase would have been 7.3% instead of 0.3%.

Outpatient surgery and outpatient diagnostic procedures continue to increase, and the home health business, which generates lower per-visit revenues, continues to decrease. We experienced a 1.9% increase in same-facility outpatient visits during the quarter ended February 28, 2003 compared to the same quarter a year ago. Net outpatient revenues increased by 12.3% on a total-facility basis and by 12.4% on a same-facility basis compared to the prior-year quarter.

Salaries and benefits expense as a percentage of net operating revenues was 38.8% in the quarter ended February 28, 2002 and 39.4% in the current quarter (41.0% and 39.8%, respectively, without outlier payments). We have experienced and expect to continue to experience, wage and benefit pressures created by the current nursing shortage throughout the country and escalating state-mandated nurse staffing ratios. We are seeing an increase in labor union activity at our hospitals, particularly in California, in attempts to organize our employees. Approximately 8% of our employees were represented by labor unions as of February 28, 2003. As union activity continues to increase at our hospitals and as additional states enact new laws regarding nurse staffing ratios, our salaries and benefits expense is likely to increase more rapidly than our net operating revenues.

On March 12, 2003, the board of directors approved a change in accounting for stock options granted to employees and directors from the intrinsic-value method to the fair-value method, as recommended by SFAS No. 123, effective for our new calendar year ending December 31, 2003. Based on options granted through February 28, 2003, we estimate that this change will increase salaries and benefits expense by approximately $36 million each quarter throughout the current calendar year.

The transition method we have chosen to report this change in accounting is the retroactive-restatement method.  As such, future presentations of periods with ending dates prior to January 1, 2003 will be restated to reflect the fair-value method of accounting, as if the change had been effective throughout those earlier periods. For example, the results of operations for the four quarters prior to the change will be restated to reflect additional salaries and benefits expense ranging between $32 million and $35 million each quarter.

Supplies expense as a percentage of net operating revenues was 14.2% in the quarter ended February 28, 2002 and 15.1% in the current quarter (15.1% and 15.3% without outlier payments). The percentage increase is due primarily to higher acuity and more supply-intensive care at most of our hospitals. We control supplies expense through improved utilization and by improving the supply chain process. We also utilize the group-purchasing and supplies-management services of Broadlane, Inc.  Broadlane is a 67.3%-owned subsidiary that develops programs designed to improve the purchasing power of its customers.

The provision for doubtful accounts as a percentage of net operating revenues was 6.8% in the quarter ended February 28, 2002 and 8.2% in the current quarter (7.2% and 8.3% without outlier payments). The provision for doubtful accounts as a percentage of non-program revenues (that is, revenues from all sources other than Medicare and Medicaid) was 11.2% in the quarter ended February 28, 2002 and 11.9% in the current quarter. We are experiencing some delays in the collection of receivables from some managed-care payors, particularly in California—primarily those payors to whom our billings were based on a percentage of gross charges, such as stop-loss provisions, which is the primary reason for the increase in the current quarter’s provision for doubtful accounts as a percentage of non-program revenue. We continue to focus on initiatives that improve cash flow, which include improving the process for collecting receivables, pursuing timely payments from all payors, and standardizing and improving contract terms, billing systems and the patient registration process. Accounts receivable days outstanding increased moderately from 64.0 days at February 28, 2002 to 65.0 days at the end of the current quarter.

Other operating expenses as a percentage of net operating revenues were 19.5% for the quarter ended February 28, 2002 and 23.3% for the current quarter (20.6% and 23.5% without outlier payments). Included in other operating expenses is malpractice expense of $50 million in the quarter ended February 28, 2002 and $189 million in the current quarter. Excluding malpractice expense, our other operating expenses would have been 18.1% of net operating revenues in both quarters. We are continuing to experience unfavorable pricing and availability trends in the professional and general liability insurance markets and increases in the size of claim settlements and awards in this area. We expect this trend to deteriorate further unless meaningful tort reform legislation is enacted.

The current quarter malpractice expense of $189 million includes special charges of (1) approximately $40 million as a result of lowering the discount rate used from 7.5% to 4.44% at February 28, 2003,

(2) $29 million due to an increase in reserves at our majority-owned insurance subsidiary (HUG) as a result of an increase in the average cost of claims being paid by this subsidiary, and (3) $57 million to increase our self-retention reserves, also due to a significant increase in the average cost of claim settlements and awards in excess of planned increases.

In addition, the aggregate amount of claims reported to HUG for FY 2001 are approaching the $50 million aggregate policy limit for that year.  Once the aggregate limit is exhausted, we will bear the first $25 million of losses before any excess insurance coverage would apply.

Physicians, including those who practice at some of our hospitals, face similar increases in malpractice insurance premiums and limitations on availability, which could result in lower admissions to our hospitals.

Depreciation expense was $121 million in the quarter ended February 28, 2002 and $125 million in the quarter ended February 28, 2003. The increase was primarily due to increased capital expenditures and acquisitions since the prior-year quarter.

Goodwill amortization expense was $25 million before taxes in the quarter ended February 28, 2002. As a result of adopting a new accounting standard for goodwill and other intangible assets, we stopped amortizing goodwill on June 1, 2002.

In addition to the cessation of goodwill amortization, the new accounting standards require initial transition tests for goodwill impairment and subsequent impairment tests at least annually. In accordance with the new standards, we completed the initial transition impairment evaluation by November 30, 2002 and as determined by this initial evaluation a transition impairment charge was not required. Because of the change in our fiscal year-end and recent changes in our business environment, particularly those related to changes in our method of calculating Medicare outlier payments and proposed changes in government policies regarding Medicare outlier payments, we completed an additional goodwill impairment evaluation during the quarter ended February 28, 2003 and determined that an impairment charge was not required as of that date either. However, because of the consolidation of our operating divisions and regions (discussed on page 23), our reporting units (as defined under SFAS No. 142) have changed. As a result, we anticipate recording a goodwill impairment charge of approximately $175 to $200 million in March 2003 related to our Central-Northeast Region.

In the quarter ended February 28, 2003, we recorded impairment charges of $383 million for the write-down of long-lived assets to their estimated fair values at ten general hospitals, one psychiatric hospital and other properties which represent the lowest level of identifiable cash flows that are independent of other asset-group cash flows. We recognized the impairment of these long-lived assets because events or changes in circumstances indicated that the carrying amount of the assets or groups of assets might not be fully recoverable from estimated future cash flows. The facts and circumstances leading to that conclusion include: (1) our plan to dispose of 14 general hospitals that do not fit our core operating strategy, described below, (2) our analyses of expected changes in growth rates for revenues and expenses and changes in payor mix, changes in certain managed-care contract terms, and (3) the effect of projected reductions in Medicare outlier payments on net operating revenues and operating cash flows.

Our estimates of future cash flows from these assets or asset groups were based on assumptions and projections that we believe to be reasonable and supportable. Our assumptions took into account revenue and expense growth rates, patient volumes, changes in payor mix, and changes in legislation and other payor payment patterns. The fair value estimates of our long-lived assets were derived from either independent appraisals, established market values of comparable assets, or calculations of estimated future net cash flows.

In March 2003, we announced a plan to dispose or consolidate 14 general hospitals that no longer fit our core operating strategy of building and maintaining competitive networks of quality hospitals in major markets. Four of the ten general hospitals for which we recorded impairment charges in the quarter ended February 28, 2003 are part of that plan. We expect to record additional impairment charges of approximately $62 million in March 2003 primarily for the write-down of long-lived assets and goodwill allocated to these disposed businesses, using the relative fair-value method. The carrying values of the remaining eight facilities are less than their estimated fair values.

Currently, we anticipate selling 11 of the 14 hospitals within the next 12 months.  We plan to consolidate two hospitals and convert them to an alternative use, and we will cease operations at one hospital when the long-term lease expires in August 2003. These hospitals reported net operating revenues of $939 for the latest 12 month period ended February 28, 2003. Their income before taxes was $92 million for the same period.

In the nine months ended February 28, 2002, we recorded impairment and other unusual charges of $99 million primarily relating to the planned closure of two general hospitals and the sales of other health care businesses.

During the quarter ended February 28, 2003, we recorded restructuring charges of $15 million. The charges consist primarily of consulting fees and severance and employee relocation costs incurred in connection with changes in our senior executive management team. We expect to incur additional restructuring costs as we move forward with our plans to reduce our operating expenses.

Interest expense, net of capitalized interest, was $75 million in the quarter ended February 28, 2002 and $67 million in the current quarter. The decrease is due to the reduction of debt. Since February 28, 2002, we have reduced our debt balance by $232 million. Interest capitalized in connection with new construction was approximately $7 million in the 2002 quarter and $6 million in the 2003 quarter.

The $64 million charge for impairment of investment securities in the nine months ended February 28, 2003 relates to our decision in November 2002 to sell our investment of 8,301,067 shares of common stock in Ventas, Inc. We sold the shares on December 20, 2002 for $86 million. Because the fair value of the shares at November 30, 2002 was less than their cost basis and because we did not expect the fair value of the shares to recover prior to the expected time of sale, we recorded the impairment charge in November 2002.

Our tax rate before the effect of impairment and restructuring charges in 2003 and the loss from early extinguishment of debt in 2002 was 41.2% for the three months ended February 28, 2002 and 38.9%

in the current quarter. The decline in the tax rates is primarily due to the cessation of goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity for the nine-month period ended February 28, 2003 was derived primarily from net cash provided by operating activities, proceeds from the sales of new senior notes, sales of investments, and borrowings under its unsecured revolving credit agreement.

Net cash provided by operating activities for the nine months ended February 28, 2003 was $1.3 billion. Net cash provided by operating activities for the same period in 2002 was $1.5 billion. Although our hospitals expect to receive some level of Medicare outlier payments in future periods, as discussed earlier, if we had received no Medicare outlier payments during the periods, net cash provided by operating activities would have been $950 million for the nine months ended February 28, 2003 and $756 million for the same period a year ago.

We believe that future cash provided by operating activities, the availability of credit under the credit agreement and, depending on capital market conditions, other borrowings should be adequate to meet known debt service requirements.  It should also be adequate to finance planned capital expenditures, acquisitions and other presently known operating needs over the next three years.

We are currently involved in significant investigations and legal proceedings. (See Part II. Item 1. Legal Proceedings beginning on page 44 for a description of these matters.) Although we cannot presently determine the timing or the amounts of any potential liabilities resulting from the ultimate resolutions of these investigations and lawsuits,  we will incur significant costs in defending them and their outcomes could have a material adverse effect on our liquidity, financial position and results of operations. Through February 28, 2003, we recorded costs of approximately $5 million in connection with these investigations and legal proceedings.

During the nine months ended February 28, 2003, proceeds from borrowings under our revolving credit agreements amounted to $1.3 billion. Loan payments under the credit agreements were $2.4 billion. One of our two revolving credit agreements, a 364-day agreement for $500 million that was undrawn, expired on February 28, 2003.

Cash proceeds from the sale of new 5% Senior Notes were $392 million in the nine months ended February 28, 2003. We used the proceeds to redeem at par the $282 million balance of our 6% Exchangeable Subordinated Notes and to retire existing bank loans under the credit agreements.

In January 2003, we sold $1 billion of new 7 3/8% Senior Notes due 2013. We used the proceeds to repay indebtedness outstanding under our credit agreements and for general corporate purposes. These new senior notes are unsecured and rank equally with all of our other unsecured senior indebtedness and are redeemable at any time at our option.

Capital expenditures were $642 million in the nine months ended February 28, 2003, compared to $583 million in the corresponding period in 2002. We expect to spend approximately $950 million in fiscal 2003 on capital expenditures, before we make any significant acquisitions of facilities and other health care operations. Under present circumstances, we expect our capital expenditures for fiscal

2004 to be approximately $700 million. Our capital expenditures primarily relate to the development of integrated health care systems in selected geographic areas focusing on core services such as cardiology, orthopedics and neurosurgery, the design and construction of new buildings, expansion and renovation of existing facilities, equipment and systems additions and replacements, introduction of new medical technologies and various other capital improvements.

During the fiscal year ended May 31, 2002, the Company’s board of directors authorized the repurchase of up to 30 million shares of its common stock to offset the dilutive effect of employee stock option exercises. On July 24, 2002, the board of directors authorized the repurchase of up to an additional 20 million shares of stock, not only to offset the dilutive effect of anticipated employee stock option exercises, but also to enable us to take advantage of opportunistic market conditions. On December 11, 2002, the board of directors authorized the use of free cash flow (net cash flows from operating activities after August 31, 2002, less capital expenditures, plus proceeds from asset sales, which includes the proceeds from the sales of the general hospitals whose planned divestitures we announced in March 2003) to repurchase up to 30 million shares of the company’s common stock (which includes 13,763,900 shares that remained under the previous authorizations). During the year ended May 31, 2002 and the nine months ended February 28, 2003, we repurchased a total of 42,263,100 shares for approximately $1.3 billion at an average cost of $31.36 per share.

We have not purchased, nor do we intend to purchase, any shares from our directors, officers or employees. The repurchased shares are held as treasury stock.

At times, we enter into forward-purchase agreements to repurchase common stock owned by unaffiliated counterparties. On October 29, 2002, we settled all of the then outstanding forward-purchase agreements and have not entered into any forward-purchase agreements since then.

Our growth strategy continues to include the prudent development of integrated health care delivery systems, such as acquiring general hospitals and related health care businesses or joining with others to develop integrated health care delivery networks. These endeavors may be financed by net cash provided by operating activities, available credit under the credit agreement, the sale of assets, the sale of additional debt, or other bank borrowings. As of March 31, 2003, the available credit under our credit agreement was $1.39 billion.

Our existing credit agreement and the indentures governing our senior and senior subordinated notes contain affirmative, negative and financial covenants which have, among other requirements, limitations on (1) liens, (2) consolidations, merger or the sale of all or substantially all assets unless no default exists and, in the case of a consolidation or merger, the surviving entity assumes all of our obligations under the credit agreements, and (3) subsidiary debt. The covenants also provide that we may declare and pay a dividend and purchase our common stock so long as no default exists and our leverage ratio is less than 3.5-to-1. The leverage ratio is equal to the ratio of the Company’s consolidated total debt to consolidated EBITDA. The Company’s leverage ratio was 1.44 at February 28, 2003. The existing credit agreement covenants also require that our leverage ratio not exceed 2.5-to-1, and that we maintain specified levels of net worth ($3.5 billion at February 28, 2003) and a fixed-charge coverage greater than 2.0-to-1. At February 28, 2003, our fixed-charge coverage was 6.1-to-1. We are in compliance with all of our loan covenants.

Our obligations to make future cash payments under contracts (such as debt and lease agreements) and under contingent commitments (such as debt guarantees and standby letters of credit) are summarized in the table below, as of February 28, 2003:

		Years ended May 31
(dollars in millions)	Total	2003	2004	2005	2006	2007	Later Years
Long-term debt	$4,019	$37	$3	$27	$3	$549	$3,400
Capital lease obligations	46	4	3	12	1	2	24
Long-term operating leases	795	52	181	120	98	87	257
Standby letters of credit and guarantees	94	13	72	4	5	—	—
Total	$4,954	$106	$259	$163	$107	$638	$3,681

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements in conformity with accounting principles generally accepted in the United States, we must use estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base the estimates on historical experience and on assumptions that we believe to be reasonable, given particular circumstances. Actual results may vary from those estimates.

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

•                  impairment of long-lived assets and goodwill

•                  accounting for income taxes

•                  provisions for doubtful accounts

Our critical accounting policies are more fully described on pages 17 and 18 of our Annual Report to Shareholders for the year ended May 31, 2002.

Except for our adoption of SFAS No. 142 as of June 1, 2002 (which affects how we account for impairments of long-lived assets and amortization of goodwill and other intangible assets), the changes in our method of calculating Medicare outlier payments, and a change in the professional and comprehensive and general liability discount rate, there were no significant changes to our policies or to the assumptions, estimates and judgments we used to prepare this quarter’s financial statements from those we used in our latest audited financial statements.

CONTROLS & PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information related to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date of our most recent evaluation.

PART II. LEGAL PROCEEDINGS

ITEM 1                                LEGAL PROCEEDINGS

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

In addition, we currently are subject to the following unusual claims, lawsuits and investigations:

IN RE TENET HEALTHCARE CORPORATION SECURITIES LITIGATION, UNITED STATES DISTRICT COURT, CENTRAL DISTRICT OF CALIFORNIA, CASE NO. 02-8462 RSWL

From November 2002 through January 2003, twenty securities class action lawsuits were filed against Tenet Healthcare Corporation (the “Parent”) and certain of its officers and directors in the United States District Court for the Central District of California and the Southern District of New York on behalf of all persons or entities who purchased the Parent’s securities during the various class periods specified in the complaints. All of these actions have been consolidated under the above-listed case number in the United States District Court for the Central District of California. The procedures of the Private Litigation Securities Reform Act (“PLSRA”) apply to these cases.

Under the procedures set forth in the PLSRA, on February 10, 2003, the State of New Jersey was appointed “lead” plaintiff in the consolidated actions and its counsel, the law firm of Schiffrin & Barroway, was appointed as lead class counsel. On March 27, 2003, the Rudman Partners and related entities, who were not selected as lead plaintiffs, filed a writ of mandamus in the United States Court of Appeals for the Ninth Circuit seeking to overturn the appointment of the State of New Jersey as lead plaintiff and requesting that they be appointed lead plaintiffs.

We have entered into a stipulation with lead plaintiffs’ counsel concerning the filing of a single Consolidated Amended Complaint that will become the operative complaint for purposes of the consolidated actions.  Pursuant to the stipulation, the State of New Jersey will file the Consolidated Amended Complaint on or before May 16, 2003.  The defendants will file their responses on or before July 18, 2003. Under the PLSRA, discovery is stayed until a motion to dismiss is denied or defendants’ file an answer to the consolidated amended complaint.

Although we do not know the class period that will be alleged in the Consolidated Amended Complaint, the longest class period alleged in the complaints that have been filed was from July 2000 to November 2002.  Similarly, we do not know what factual allegations and legal claims will be asserted in the Consolidated Amended Complaint.  The complaints that have been filed allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10(b)-5. The complaints seek compensatory damages, attorneys’ fees and injunctive relief. While the specific factual allegations vary slightly in each case, the complaints generally allege that defendants falsely represented the Parent’s financial results by failing to disclose that they were inflated by (i) allegedly wrongfully inducing patients into undergoing unnecessary invasive coronary procedures at Redding Medical Center, alleged to be a “key profit center” for the Parent and (ii) the Parent’s alleged policy of charging “too aggressive” prices that enabled it to obtain excessive Medicare outlier payments.

In addition, a  class action has been filed in the California Superior Court of Los Angeles County against Parent and the Board of Directors for breach of fiduciary duty in connection with the Parent’s stock purchase plan for employees. Hamner v. Tenet Healthcare Corporation, et al., Case No. BC290646.  Although the complaint does not plead a cause of action under the federal securities laws, the plaintiff’s theory is that stock purchase plan participants were not advised that their investments in the Company’s stock were at substantial risk due to the Company’s business strategies and allegedly illegal conduct, including the purportedly unnecessary surgeries performed by Drs. Moon and Realyvasquez at Redding Medical Center. On April 2, 2003, we removed the case to the United States District Court for the Central District of California on the basis that the action was preempted by the Securities Litigation Uniform Standards Act and ERISA. We intend to seek to have it consolidated with the other securities class actions pending there.

We believe the allegations in these cases are without merit and we intend to vigorously defend these actions. The Parent and its officers and directors are beneficiaries of several layers of directors’ and officers’ insurance, which includes coverage for securities claims. The carriers have been notified of the pendency of the actions, but have not provided a formal position on coverage.

SHAREHOLDER DERIVATIVE ACTIONS

Included actions:

(1)                        In re Tenet Healthcare Corporation, Derivative Litigation, Lead Case No. 01098905 (California Superior Court, Santa Barbara County);

(2)                        In re Tenet Healthcare Corporation Corporate Derivative Litigation., Case No. CV-03-0011 RSWL (United States District Court, Central District of California); and

(3)                        The Louisiana School Employees’ Retirement System v. Barbakow, et al.,Case No. A463162 (District Court Clark County, Nevada).

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

In the California derivative litigation, which involves ten cases that have been consolidated, the lead plaintiff filed a Consolidated Amended Complaint on March 3, 2003.  Defendants responses are due on April 22, 2003. The complaint alleges claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, indemnification and insider trading under California law. The complaint alleges that the individual defendants breached their fiduciary duties and engaged in gross mismanagement by allegedly ignoring indicators of the lack of control over the Parent’s accounting and management practices, allowing the Parent to engage in improper conduct, permitting misleading information to be disseminated to shareholders, failing to monitor hospitals and doctors to prevent improper actions and otherwise failing to carry out their duties and obligations to Parent.  Plaintiffs further allege that the defendants violated the California insider trading statute, Sections 25402 and 25502.5 of the California Corporation Code, because they allegedly knew, but did not disclose, that:  (i) physicians at hospitals owned by subsidiaries of the Parent were routinely performing unnecessary procedures in order to take advantage of Medicare outlier reimbursement; (ii) the Parent deliberately raised its prices to take advantage of Medicare outlier reimbursement; (iii) the Parent’s growth was dependent primarily on its continued receipt of Medicare outlier payments; and (iv) the rules and regulations related to Medicare outlier payments were being reformed to limit outlier payments, which would have a material negative effect on the Parent’s revenues and earnings going forward.

The federal derivative litigation raises similar allegations.  Three federal derivative cases have been consolidated in the United States District Court for the Central District of California.  Plaintiffs served their Consolidated Amended Complaint on March 28, 2003. In addition to common law claims of breach of fiduciary duty, abuse of control, waste of corporate assets, indemnification, insider trading and unjust enrichment, the Consolidated Amended Complaint alleges violations of Section 14(a) of the Securities Exchange Act of the 1934 and Rule 14a-9 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5. The Exchange Act claims involve allegations of false or misleading statements made in connection with (1) proxy statements regarding the election of certain directors and the approval of stock option plans and (2) Parent’s purchase of stock as part of its stock repurchase program.  In addition, a fourth federal derivative case with similar allegations has been filed in the Central District of California.  Swarzman v. Barbakow, et al., Case No. CV-03-1220 NM (United States District Court, Central District of California).  We anticipate that it will be consolidated with the other federal derivative actions.

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

Generally these cases were filed as a result of an advertising campaign by various plaintiffs’ counsel subsequent to the announcement of the government’s investigation concerning whether two physicians, who are independent contractors with medical staff privileges at Redding Medical Center (“RMC”), may have performed unnecessary coronary procedures. When filed, these complaints alleged various claims including fraud, conspiracy to commit fraud, unfair and deceptive business practices in violation of California Business & Professions Code section 17200, elder abuse, battery, and intentional infliction of emotional distress. One of the cases also alleged a wrongful death claim. Although the specific claims varied from case to case, the complaints generally alleged that the physician defendants knowingly performed unnecessary coronary procedures on patients and that the Parent and RMC knew or should have known that such procedures were being performed. These complaints sought injunctive relief, restitution, disgorgement and compensatory and punitive damages. Because we believed the complaints were without merit, we filed demurrers and motions to strike in response to the complaints. With the exception of the California Foundation case, in which the demurrers are not scheduled to be heard until late April 2003, in each case the Court has either sustained the demurrers in their entirety or plaintiffs have voluntarily withdrawn their original complaints. Amended complaints are now being or already have been filed in these cases, and they allege various claims including fraud and conspiracy to commit fraud, breach of fiduciary duty and conspiracy to breach fiduciary duty, intentional infliction of emotional distress and conspiracy to intentionally inflict emotional distress, battery, elder abuse and negligence. The claim for unfair and deceptive business practices in violation of California Business & Professions Code section 17200 has been dropped from all but the California Foundation case. The wrongful death claim also has been dropped. Although the specific claims alleged in the amended complaints once again vary from case to case, they generally allege that the physician defendants knowingly performed unnecessary coronary procedures on patients and that the Parent and RMC knew or should have known that such unnecessary procedures were being performed. We believe the plaintiffs’ claims are without merit and have again filed demurrers and motions to strike with respect to the amended complaints. We will vigorously defend these actions.

During the period from November 2002 to the present, the Parent was also served with numerous notices of intent to commence civil actions for negligence with respect to allegedly unnecessary cardiac procedures performed at RMC by the non-employed physicians. One such medical malpractice action, Roberts v. Chae Moon, M.D., et al., Case No. 02AS07065 was filed in California Superior Court, Sacramento County, on November 18, 2002. That case has not yet been served on the Parent. It alleges claims for professional negligence, battery, fraud and deceit, conspiracy, intentional infliction of emotional distress, negligent supervision and loss of consortium. The complaint seeks compensatory and punitive damages and other relief. We believe the allegations in this case are without merit and we will vigorously defend the case. We anticipate that additional cases with similar allegations will be filed.

UNITED STATES V. TENET HEALTHCARE CORP., ET AL.

The U.S. Department of Justice, in conjunction with the U.S. Department of Health & Human Services, Office of Inspector General, has been investigating certain hospital billings to Medicare for inpatient stays reimbursed pursuant to diagnosis-related groups (“DRG”) 79 (pneumonia), 415 (operating room procedure for infectious and parasitic diseases), 416 (septicemia), and 475 (respiratory system diagnosis with mechanical ventilator). The investigation is believed to have stemmed initially from the government’s nationwide pneumonia “upcoding” initiative and focuses on 103 acute care hospitals owned by subsidiaries of the Parent or its predecessors during the period September 1992 through December 1998. On January 9, 2003, the government filed a lawsuit in regard to this matter alleging violations, among other things, of the federal False Claims Act. We will defend ourselves vigorously against the allegations.  On March 24, 2003, Parent filed a motion to dismiss the complaint and another motion attacking the government’s complaint. We will defend ourselves vigorously against the allegations.

PHARMACEUTICAL PRICING LITIGATION

Included actions:

(1)                        Bishop v. Tenet Healthcare Corp., Case No. 2002-074408 (Superior Court of California, County of Alameda);

(2)                        Colon v. Tenet Healthcare Corp., Case No. BC 290360 (Superior Court of California, County of Los Angeles);

(3)                        Congress of California Seniors v. Tenet Healthcare Corp., Case No. BC 287130 (Superior Court of California, County of Los Angeles);

(4)                        Delgadillo v. Tenet Healthcare Corp., Case No. BC 290056(Superior Court of California, County of Los Angeles);

(5)                        Geller v. Tenet Healthcare Corp., Case No. BC 292641 (Superior Court of California, County of Los Angeles);

(6)                        Jervis v. Tenet Healthcare Corp., Case No. BC 289522 (Superior Court of California, County of Los Angeles);

(7)                        Moran v. Tenet Healthcare Corp., Case No. CV 030070 (Superior Court of California, County of San Luis Obispo);

(8)                        Vargas v. Tenet Healthcare Corp., Case No. BC 291303 (Superior Court of California, County of Los Angeles);

(9)                        Walker v. Tenet Healthcare Corp., Case No. BC 03082281 (Superior Court of California, County of Alameda);

(10)                  Watson v. Tenet Healthcare Corp., Case No. 147593 (Superior Court of California, County of Shasta); and

(11)                  Yslas v. Tenet Healthcare Corp., Case No. BC 289356 (Superior Court of California, County of Los Angeles).

Since December 2002, the plaintiffs in the cases listed case above brought suit against the Parent on behalf of themselves and a purported class of persons who allegedly paid unlawful or unfair prices for prescription drugs or medical products or procedures at hospitals or other medical facilities owned by the Parent and/or its subsidiaries. While the specific allegations vary from case to case, the plaintiffs generally allege that the Parent has engaged in an unlawful scheme to inflate the charges for medical services and procedures, pharmaceutical supplies and other products, and prescription drugs. The complaints primarily allege violations of California’s unfair competition statutes (Cal. Bus. & Prof.

Code Section 17200, et seq.) and the California Consumers’ Legal Remedies Act (Cal. Civ. Code Section 1750). Several of the complaints also allege common law claims such as breach of contract and fraud and equitable claims such as unjust enrichment.  Plaintiffs seek to enjoin the Parent from continuing the alleged unfair pricing policies and practices, and to recover all sums wrongfully obtained by those policies and practices, including compensatory damages, punitive damages, restitution, disgorgement of profits, treble damages, and attorneys’ fees and costs.

The Parent has not yet filed a responsive pleading in any of these matters.  The parties requested that the Judicial Council of California coordinate the first three actions that were filed (Bishop, Congress of California Seniors and Watson) in a single forum.  The Judicial Council assigned the petition for coordination to a Shasta County Superior Court judge for decision.  On March 17, 2003, the judge recommended that the three cases subject to the petition be coordinated in Los Angeles County.  On March 27, 2003, the Judicial Council followed that recommendation, coordinating the cases and assigning them to Los Angeles County.  The parties agree that the remaining cases (which were initiated after the petition for coordination of the first three cases had already been filed with the Judicial Council) should also be coordinated and we intend to file an “add on” request to coordinate those cases as well.  We believe the allegations in these cases are without merit and we will vigorously defend them.

In addition, a similar class action (Wade v. Tenet Healthcare Corporation, et al., Case No.Ct-000250-03) has been filed in Circuit Court in Memphis, Tennessee.  The complaint alleges claims of violation of the Tennessee Consumer Protection Act, unjust enrichment, fraudulent concealment, declaratory relief and breach of contract.  These claims are based on allegations that Parent excessively inflated its charges for medical products, medical services and prescription drugs at its hospitals.  Our response to the complaint is due on April 28, 2003. We believe the allegations in this case are without merit and we will vigorously defend them.

Finally, on March 31, 2003, Parent was served with a similar action filed in Louisiana.  Jordan, et al. v. Tenet Healthcare Corporation, et al., Case No. 591-374, 24th Judicial District, Jefferson Parish, Louisiana.  The class action complaint alleges that the seven hospitals in Louisiana owned by subsidiaries of Parent charged excessive amounts for prescription drugs, medical services and medical products.  The complaint alleges causes of action for violation of the Louisiana Unfair Trade Practice and Consumer Protection Law, L.S.A. § 51:1405 and seeks on behalf of the alleged class an accounting, injunctive relief, restitution, compensatory damages and attorneys’ fees and costs. We believe the allegations in this case are without merit and we will vigorously defend them.

UNITED STATES EX REL. BARBERA V. AMISUB (NORTH RIDGE HOSPITAL), INC., ET AL., UNITED STATES DISTRICT COURT FOR THE SOUTHERN DISTRICT OF FLORIDA, CASE NO. 97-6590-CIV-JORDAN.

As previously disclosed in our 1998 Form 10-K, this qui tam lawsuit under the False Claims Act, 31 U.S.C. Section 3729 et seq., was filed under seal by a former employee in 1997 after his employment with a subsidiary of the Parent was terminated after six months. The relator’s original qui tam action, which was brought against the Parent and various subsidiaries, including the third-tier subsidiary that owns North Ridge Medical Center (‘North Ridge”), a hospital located in Fort Lauderdale, Florida, contends that certain physician employment contracts violate (1) the federal anti-kickback statute, 42 U.S.C. Section 1320-7b(b), and (2) the Stark Act, 42 U.S.C. Section 1395nn. The relator also alleges that the Parent and North Ridge submitted improperly coded bills from certain physician practices to the Medicare program that caused them to receive excessive reimbursements.

The government intervened as to the Stark Act claims and also contends that North Ridge’s cost reports for fiscal years 1993 through 1997 were false, principally because they improperly included non-reimbursable costs related solely to the physicians’ private practices. The government has also brought various state law claims based on the same allegations.

The Parent filed answers denying all of the allegations made by the government and the relator. We believe the claims made by the relator and the government are without merit and we will vigorously defend this action. The case is set for trial on October 14, 2003.

FRANKLIN FUND LITIGATION

Franklin California Tax Free Income Fund et al. v. OrNda Hospital Corporation, et al., California Superior Court, Los Angeles County, Case No. BC 247479 and Vista Hospital Systems, Inc. v. OrNda Hospital Corporation, et al., California Superior Court, Los Angeles County, Case No. BC 272850

This action was filed on March 26, 2001 by ten separate mutual funds that in 1997 purchased $53,160,000 of “certificates of participation” (the “Bonds”) issued by the City of San Luis Obispo as a tax-free “conduit” for the benefit of Vista Hospital Systems, Inc. (“Vista”).  The Bonds were sold to finance Vista’s acquisition of the French Hospital Medical Center from OrNda Hospital Corporation (“OrNda”), one of Parent’s subsidiaries.

Plaintiffs assert causes of action for fraud, negligent misrepresentation and violation of the California Corporations Code against Parent, OrNda and Tenet HealthSystem HealthCorp., also a subsidiary (collectively “Defendants”).  The claims are essentially based on the allegations that the Defendants provided false and misleading information to Vista and the Plaintiffs about French Hospital and that as a result Vista defaulted on the Bonds and the Plaintiffs suffered damages.  The complaint seeks compensatory damages, punitive damages, and fees and costs.  Defendants have denied all of the material allegations made by Plaintiffs.

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

Both the Vista action and the Franklin Fund action are pending in the same court before the same judge. We believe the allegations in these cases are without merit and we will vigorously defend these actions.  Trial in both cases is set for September 8, 2003.

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

Transfer/Discharge – Global Investigation

The U.S. Department of Justice, in conjunction with the U.S. Department of Health & Human Services, Office of Inspector General, currently is investigating certain hospital billings to Medicare for inpatient stays reimbursed under the DRG system during the period from January 1, 1992 to June 30, 2000. The investigation is focusing on the coding of the patients’ post-discharge status. The investigation stemmed from the government’s nationwide transfer-discharge initiative. We are cooperating with the government regarding this investigation.

Redding Investigation

On October 30, 2002, agents of the Federal Bureau of Investigation and the U.S. Department of Health & Human Services, Office of Inspector General, served a federal search warrant at Redding Medical Center (“RMC”), a hospital owned by a second-tier subsidiary of the Parent, which hospital is located in Redding, California. According to the affidavit filed in support of the search warrant application, the criminal investigation targets two physicians who are independent contractors with medical staff privileges at RMC and claims that the two physicians may have performed unnecessary invasive coronary procedures. At the same time the RMC search warrant was executed, the government also served search warrants at the medical offices of these two physicians. To date, no charges have been filed against anyone in connection with this matter. The Parent and RMC are cooperating with law enforcement authorities in regard to this investigation. As outlined above, RMC and the Parent are also experiencing a greater than normal level of civil litigation with respect to these physicians at RMC.

Alvarado Investigation

On December 19, 2002, agents of the IRS and the U.S. Department of Health & Human Services, Office of Inspector General, served federal search warrants at two administrative offices within Alvarado Hospital Medical Center (“Alvarado”), a hospital owned by a second-tier subsidiary of the Parent, which hospital is located in San Diego, California. The searches focused on the offices of the hospital CEO and Director of Business Development. The investigation appears to relate to physician relocation, recruitment and consulting arrangements. To date, no charges have been filed against anyone in this matter. We are cooperating with law enforcement authorities in regard to this investigation.

Outlier Audit

The Office of Audit Services (“OAS”) of the U.S. Department of Health & Human Services is conducting an audit to determine whether outlier payments made to certain hospitals owned by the Parent’s subsidiaries were paid in accordance with Medicare laws and regulations. We believe that this audit will demonstrate that those hospitals owned by the Parent’s subsidiaries complied with relevant Medicare rules.

Outlier Investigation

On January 2, 2003, the U.S. Attorney’s office for the Central District of California issued an administrative investigative demand subpoena seeking production of documents related to Medicare outlier payments by the Parent and 19 hospitals owned by subsidiaries.

We are cooperating with the OAS and the U.S. Attorney’s Office, respectively, in regard to both of these investigations.

PART II. EXHIBITS AND REPORTS ON FORM 8-K

ITEM 7           EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

(3)                                  Articles of Incorporation and Bylaws

(a)                                  Restated Bylaws of Registrant, as amended January 8, 2003

(4)                                  Instruments Defining the Rights of Security Holders, Including Indentures

(a)                                  Sixth Supplemental Indenture, dated January 28, 2003, between Tenet and The Bank of New York, as Trustee, relating to 7 3/8% Senior Notes due 2013 (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, filed on January 31, 2003)

(10)                            Material Contracts

(a)                                  Amendment No. 2 dated as of February 28, 2003 to the Five-Year Credit Agreement dated as of March 1, 2001 among the Company, as Borrower, the Lenders, Managing Agents and Co-Agents party thereto, the Swingline Bank party thereto, The Bank of New York, The Bank of Nova Scotia and Salomon Smith Barney Inc., as Documentation Agents, Bank of America, N.A., as Syndication Agent, and JP Morgan Chase Bank, f/k/a Morgan Guaranty Trust Company of New York, as Administrative Agent (the “Administrative Agent”)

(b)                                 Restricted Stock Agreement, dated January 21, 2003, between Trevor Fetter and the Company

(31)                            Section 302 Certifications

(a)                                  Certification of Jeffrey C. Barbakow, Chairman and Chief Executive Officer

(b)                                 Certification of Stephen D. Farber, Chief Financial Officer

(32)                            Section 906 Certifications

(a)                                  Certification of Jeffrey C. Barbakow, Chairman and Chief Executive Officer

(b)                                 Certification of Stephen D. Farber, Chief Financial Officer

(b)                                 Reports on Form 8-K

(1)                                  Current Report on Form 8-K, filed with the SEC on January 31, 2003.

(2)                                  Current Report on Form 8-K, filed with the SEC on March 19, 2003.

Note:  Items 2, 3, 4, 5 and 6 are omitted because they are not applicable.

PART II. SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2003	TENET HEALTHCARE CORPORATION
(Registrant)

/s/ STEPHEN D. FARBER
Stephen D. Farber
Chief Financial Officer
(Principal Financial Officer)

/s/ RAYMOND L. MATHIASEN
Raymond L. Mathiasen
Executive Vice President, Chief Accounting Officer
(Principal Accounting Officer)