Form 10-KT
period 2002-12-31
TENET HEALTHCARE CORP
filed 2003-05-15
CIK 70318

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☐	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended .
OR
☒	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from June 1, 2002 to December 31, 2002.

Commission file number 1-7293

TENET HEALTHCARE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-2557091 (IRS Employer Identification No.)
3820 State Street Santa Barbara, CA 93105 (Address of principal executive offices)
(805) 563-7000 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock	New York Stock Exchange and Pacific Stock Exchange
8 5/8% Senior Notes due 2003	New York Stock Exchange
7 7/8% Senior Notes due 2003	New York Stock Exchange
8% Senior Notes due 2005	New York Stock Exchange
5 3/8% Senior Notes due 2006	New York Stock Exchange
5% Senior Notes due 2007	New York Stock Exchange
6 3/8% Senior Notes due 2011	New York Stock Exchange
6 1/2% Senior Notes due 2012	New York Stock Exchange
7 3/8% Senior Notes due 2013	New York Stock Exchange
6 7/8% Senior Notes due 2031	New York Stock Exchange
8 1/8% Senior Subordinated Notes due 2008	New York Stock Exchange

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes ☒ No ☐

        As of November 29, 2002 there were 473,718,479 shares of common stock outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the Registrant as of November 29, 2002, based on the closing price of these shares on the New York Stock Exchange, was $8,703,344,109. This information is being provided pursuant to SEC rules. As of April 30, 2003, there were 466,624,622 shares of common stock outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the Registrant as of April 30, 2003, based on the closing price of these shares on the New York Stock Exchange, was $6,888,053,091. Reporting this information as of April 30, 2003 is not required by SEC rules, but the Registrant is furnishing it to give our shareholders a more recent statement of the value of our stock held by non-affiliates. For the purposes of the foregoing calculations only, all directors and executive officers of the Registrant have been deemed affiliates.

PART I

ITEM 1. BUSINESS

GENERAL

        Tenet Healthcare Corporation (together with its subsidiaries referred to as "Tenet," the "Company," "we," or "us") is the second largest investor-owned health care services company in the United States. At December 31, 2002, our subsidiaries and affiliates (collectively "subsidiaries") owned or operated 114 domestic general hospitals with 27,870 licensed beds and related health care facilities serving urban and rural communities in 16 states. They also owned one general hospital and related health care facilities in Barcelona, Spain, and held investments in other health care companies. Our related health care facilities included a small number of rehabilitation hospitals, specialty hospitals, long-term-care facilities, a psychiatric facility and medical office buildings—all of which are located on the same campus as, or nearby, one of our general hospitals. Our subsidiaries also owned physician practices and various ancillary health care businesses, including outpatient surgery centers, home health care agencies, occupational and rural health care clinics and health maintenance organizations.

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

        Tenet's operating strategies include initiatives to (1) focus on core services such as cardiology, orthopedics and neurology designed to meet the health care needs of the aging baby-boomer generation, (2) improve the quality of care provided at its hospitals by identifying best practices and exporting those best practices to all of its hospitals, (3) improve operating efficiencies and reduce costs while maintaining or improving the quality of care provided, (4) reduce bad debts and improve cash flow, (5) acquire new, or expand and enhance existing, integrated health care delivery systems, (6) improve patient, physician and employee satisfaction, and (7) improve recruitment and retention of nurses and other employees.

        We regularly review our subsidiaries' portfolio of facilities to assess performance and allocate resources. We intend to continue our strategic acquisitions of, and partnerships or affiliations with, additional general hospitals and related health care businesses in order to expand and enhance our integrated health care delivery systems. At times, we also may close or sell facilities or convert them to alternate uses.

        As discussed in more detail under Operations on page 3, our subsidiaries acquired one general hospital, closed one, and sold another during the seven-month transition period ended December 31, 2002 ("reporting period"). During this period, we also began construction on a general hospital in Frisco, Texas. On March 18, 2003, we announced our intention to divest 14 general hospitals.

        On March 1, 2001, we entered into a senior unsecured $500 million 364-day credit agreement and a senior unsecured $1.5 billion 5-year revolving credit agreement. On February 28, 2002, we renewed the 364-day agreement. Those credit agreements allowed us to borrow, repay and reborrow up to $2 billion prior to March 1, 2003 and up to $1.5 billion prior to March 1, 2006. We had $1.0 billion available under our credit agreements at December 31, 2002. Subsequently, Tenet's January 2003 issuance of $1 billion of 7 3/8% Senior Notes due 2013 enabled us to repay our then current borrowings under those credit facilities. The $500 million 364-day credit agreement expired on February 28, 2003; it was undrawn and not renewed.

        The Company and its subsidiaries operate in one line of business: the provision of health care through general hospitals and related health care facilities. Our domestic general hospitals generated

93.4%, 95.8% and 96.9% of our net operating revenues in the years ended May 31, 2000, 2001 and 2002, respectively, and 97.1% in the seven-month period ended December 31, 2002.

        Through March 10, 2003, we had organized these general hospitals and our other health care related facilities into three operating segments or divisions. The divisions' economic characteristics, the nature of their operations, the regulatory environment in which they operated and the manner in which they were managed were all similar. The components of these divisions shared certain resources and they benefited from many common clinical and management practices. Accordingly, we aggregated these divisions into a single reportable operating segment, as that term is defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

        On March 10, 2003, we announced the consolidation of our operating divisions from three to two with five new underlying regions. Our new Eastern Division will consist of three regions—Florida, Central-Northeast and Southern States. These regions will initially include 59 of our general hospitals located in Alabama, Arkansas, Florida, Georgia, Louisiana, Massachusetts, Mississippi, Missouri, North Carolina, Pennsylvania, South Carolina and Tennessee. Our new Western Division will consist of two regions—California and Texas—and will initially include 55 of our hospitals located in California, Nebraska, Nevada and Texas.

OPERATIONS

        All of Tenet's operations are conducted through its subsidiaries. At December 31, 2002, our subsidiaries operated 114 domestic general hospitals with 27,870 licensed beds serving urban and rural communities in 16 states. Of those general hospitals, 94 are owned by Tenet subsidiaries and 20 are owned by third parties and leased by Tenet subsidiaries (including one Tenet-owned facility that is on land leased from a third party). A Tenet subsidiary also owns one general hospital and ancillary health care operations in Barcelona, Spain.

        During the reporting period, a subsidiary acquired Roxborough Memorial Hospital, a 125-bed hospital that has served the Roxborough community of Philadelphia for 112 years. Included in the acquisition was a 100-year-old school of nursing, which Tenet has pledged to continue to operate. During the reporting period, Tenet sold Winona Memorial Hospital in Indianapolis, Indiana, and closed St. Luke Medical Center in Pasadena, California.

        During the reporting period, Tenet subsidiaries began construction on a 150-bed general hospital and medical complex in Frisco, Texas, and completed the initial phase of construction on a 90-bed hospital in Bartlett, Tennessee.

        Each of our general hospitals offers acute care services, operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories, and pharmacies; most offer intensive care, critical care and/or coronary care units, physical therapy, and orthopedic, oncology and outpatient services. A number of the hospitals also offer tertiary care services such as open-heart surgery, neonatal intensive care and neuroscience. Eight of our hospitals—Memorial Medical Center, USC University Hospital, St. Louis University Hospital, Hahnemann University Hospital, Sierra Medical Center, Western Medical Center, St. Christopher's Hospital for Children and the Cleveland Clinic Florida Hospital—offer quaternary care in such areas as heart, lung, liver and kidney transplants. USC University Hospital, Sierra Medical Center and Good Samaritan Hospital also offer gamma-knife brain surgery and St. Louis University Hospital, Hahneman University Hospital and Memorial Medical Center offer bone marrow transplants. Except for one small hospital that has not sought to be accredited, each of our hospitals that are eligible for accreditation is fully accredited by the Joint Commission on Accreditation of Healthcare Organizations, the Commission on Accreditation of Rehabilitation Facilities (in the case of rehabilitation hospitals), The American Osteopathic Association (in the case of two hospitals) or another appropriate accreditation agency. With such accreditation, our hospitals are eligible to participate in the Medicare and Medicaid programs. The one hospital that is not accredited participates in the Medicare program through a special waiver that must be renewed each year.

        For many years, such factors as significantly underutilized beds at U.S. hospitals, payor-required preadmission authorization, and payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients created an environment where hospital admissions and length of stay declined significantly. More recently, as the baby-boomer generation enters the stage of life where hospital utilization increases, admissions have begun to increase.

        Among the various initiatives that we have implemented to address this trend is a focus on core services, such as cardiology, orthopedics and neurology, to meet the health care needs of the baby-boomer generation. Our hospitals also will continue to emphasize those outpatient services that can be provided on a quality, cost-effective basis and that we believe will meet the needs of the communities served by the facilities. The patient volumes and net operating revenues at our general hospitals and related health care facilities are subject to seasonal variations caused by a number of factors, including, but not limited to, seasonal cycles of illness, climate and weather conditions, vacation patterns of both patients and physicians and other factors relating to the timing of elective procedures.

        The following table lists, by state, the general hospitals owned or leased by our subsidiaries and operated domestically as of December 31, 2002:

Hospital	Location	Licensed Beds	Status
Alabama
Brookwood Medical Center	Birmingham	586	Owned
Arkansas
Central Arkansas Hospital	Searcy	193	Owned
National Park Medical Center	Hot Springs	166	Owned
Regional Medical Center of NEA(1)	Jonesboro	104	Owned
St. Mary's Regional Medical Center	Russellville	170	Owned
California
Alvarado Hospital Medical Center/SDRI	San Diego	311	Owned
Brotman Medical Center	Culver City	420	Owned
Centinela Hospital Medical Center	Inglewood	370	Owned
Century City Hospital	Los Angeles	190	Leased
Chapman Medical Center	Orange	114	Leased
Coastal Communities Hospital	Santa Ana	178	Owned
Community Hospital of Huntington Park	Huntington Park	81	Leased
Community Hospital of Los Gatos	Los Gatos	143	Leased
Daniel Freeman Marina Hospital	Marina del Rey	166	Owned
Daniel Freeman Memorial Hospital	Inglewood	358	Owned
Desert Regional Medical Center	Palm Springs	393	Leased
Doctors Hospital of Manteca	Manteca	73	Owned
Doctors Medical Center	Modesto	465	Owned
Doctors Medical Center	San Pablo	232	Leased
Encino-Tarzana Regional Medical Center(2)	Encino	151	Leased
Encino-Tarzana Regional Medical Center(2)	Tarzana	236	Leased
Fountain Valley Regional Hospital and Medical Center	Fountain Valley	400	Owned
Garden Grove Hospital and Medical Center	Garden Grove	167	Owned
Garfield Medical Center	Monterey Park	210	Owned
Greater El Monte Community Hospital	South El Monte	117	Owned
Irvine Regional Hospital and Medical Center	Irvine	176	Leased
John F. Kennedy Memorial Hospital	Indio	162	Owned

Lakewood Regional Medical Center	Lakewood	161	Owned
Los Alamitos Medical Center	Los Alamitos	167	Owned
Midway Hospital Medical Center	Los Angeles	225	Owned
Mission Hospital of Huntington Park	Huntington Park	109	Owned
Monterey Park Hospital	Monterey Park	101	Owned
Placentia Linda Hospital	Placentia	114	Owned
Queen of Angels/Hollywood Presbyterian Medical Center	Los Angeles	434	Owned
Redding Medical Center	Redding	269	Owned
San Dimas Community Hospital	San Dimas	93	Owned
San Ramon Regional Medical Center	San Ramon	123	Owned
Santa Ana Hospital Medical Center	Santa Ana	69	Leased
Sierra Vista Regional Medical Center	San Luis Obispo	201	Owned
Suburban Medical Center	Paramount	182	Leased
Twin Cities Community Hospital	Templeton	84	Owned
USC University Hospital(3)	Los Angeles	269	Leased
Western Medical Center	Santa Ana	280	Owned
Western Medical Center Hospital Anaheim	Anaheim	188	Owned
Whittier Hospital Medical Center	Whittier	181	Owned
Florida
Cleveland Clinic Hospital(4)	Weston	150	Owned
Coral Gables Hospital	Coral Gables	273	Owned
Delray Medical Center	Delray Beach	343	Owned
Florida Medical Center	Fort Lauderdale	459	Owned
Good Samaritan Hospital	West Palm Beach	341	Owned
Hialeah Hospital	Hialeah	378	Owned
Hollywood Medical Center	Hollywood	324	Owned
North Ridge Medical Center	Fort Lauderdale	332	Owned
North Shore Medical Center	Miami	357	Owned
Palm Beach Gardens Medical Center	Palm Beach Gardens	204	Leased
Palmetto General Hospital	Hialeah	360	Owned
Parkway Regional Medical Center	North Miami Beach	382	Owned
Saint Mary's Medical Center	West Palm Beach	460	Owned
Seven Rivers Community Hospital	Crystal River	128	Owned
West Boca Medical Center	Boca Raton	185	Owned
Georgia
Atlanta Medical Center	Atlanta	460	Owned
North Fulton Regional Hospital	Roswell	167	Leased
South Fulton Medical Center	East Point	392	Owned
Spalding Regional Hospital	Griffin	160	Owned
Sylvan Grove Hospital	Jackson	25	Leased
Louisiana
Doctors Hospital of Jefferson	Metairie	124	Owned
Kenner Regional Medical Center	Kenner	203	Owned
Meadowcrest Hospital	Gretna	203	Owned
Memorial Medical Center—Mid-City Campus	New Orleans	181	Owned
Memorial Medical Center—Uptown Campus	New Orleans	399	Owned
Northshore Regional Medical Center	Slidell	174	Leased
St. Charles General Hospital	New Orleans	154	Owned
Massachusetts
MetroWest Medical Center—Leonard Morse Campus(5)	Natick	182	Owned
MetroWest Medical Center—Union Campus(5)	Framingham	238	Owned

Saint Vincent Hospital at Worcester Medical Center(6)	Worcester	348	Owned
Mississippi
Gulf Coast Medical Center	Biloxi	189	Owned
Missouri
Des Peres Hospital	St. Louis	167	Owned
Forest Park Hospital	St. Louis	450	Owned
St. Alexius Hospital	St. Louis	203	Owned
St. Louis University Hospital	St. Louis	356	Owned
Three Rivers Healthcare—North Campus	Poplar Bluff	201	Leased
Three Rivers Healthcare—South Campus	Poplar Bluff	222	Owned
Twin Rivers Regional Medical Center	Kennett	116	Owned
Nebraska
Creighton University Medical Center(7)	Omaha	388	Owned
Nevada
Lake Mead Hospital Medical Center	North Las Vegas	198	Owned
North Carolina
Central Carolina Hospital	Sanford	137	Owned
Frye Regional Medical Center	Hickory	355	Leased
Pennsylvania
Elkins Park Hospital	Elkins Park	243	Owned
Graduate Hospital	Philadelphia	303	Owned
Hahnemann University Hospital	Philadelphia	618	Owned
Medical College of Pennsylvania Hospital	Philadelphia	379	Owned
Parkview Hospital	Philadelphia	200	Owned
Roxborough Memorial Hospital	Philadelphia	125	Owned
St. Christopher's Hospital for Children	Philadelphia	183	Owned
Warminster Hospital	Warminster	145	Owned
South Carolina
East Cooper Regional Medical Center	Mt. Pleasant	100	Owned
Hilton Head Medical Center and Clinics	Hilton Head	93	Owned
Piedmont Medical Center	Rock Hill	268	Owned
Tennessee
John W. Harton Regional Medical Center	Tullahoma	137	Owned
Saint Francis Hospital	Memphis	651	Owned
University Medical Center	Lebanon	257	Owned
Texas
Brownsville Medical Center	Brownsville	243	Owned
Cypress Fairbanks Medical Center	Houston	140	Owned
Doctors Hospital	Dallas	198	Owned
Houston Northwest Medical Center	Houston	498	Owned
Lake Pointe Medical Center	Rowlett	97	Owned
Nacogdoches Medical Center	Nacogdoches	150	Owned
Park Plaza Hospital	Houston	468	Owned
Providence Memorial Hospital	El Paso	508	Owned
RHD Memorial Medical Center	Dallas	150	Leased
Shelby Regional Medical Center	Center	54	Owned
Sierra Medical Center	El Paso	351	Owned
Trinity Medical Center	Carrollton	137	Leased

Twelve Oaks Medical Center	Houston	524	Owned

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

        The largest concentrations of our licensed beds are in California (30.0 percent), Florida (16.8 percent) and Texas (12.6 percent). Strong concentrations of hospital beds within geographic areas help us contract more successfully with managed-care payors, reduce management, marketing and other expenses, and more efficiently utilize resources. However, such concentrations increase the risk that, should any adverse economic, regulatory or other development occur within these states, our business, financial position or results of operations could be adversely affected.

        We believe that our hospitals are well-positioned to compete effectively in the rapidly evolving health care environment. We continually analyze whether each of our hospitals fits within our strategic plans and also analyze ways in which such assets could best be used to maximize shareholder value. To that end, we occasionally close, sell or consolidate certain facilities and services in order to eliminate duplicate services, non-core assets, or excess capacity, or because of changing market conditions. On March 18, 2003, we announced our intention to divest 14 hospitals.

        The following table shows certain information about the general hospitals owned or leased domestically by our subsidiaries for the fiscal years ended May 31, 2000, 2001 and 2002 and for the reporting period. (Information about our general hospital in Barcelona, Spain, our rehabilitation hospitals, long-term-care facilities, psychiatric facility, outpatient surgery centers or other ancillary facilities is not included.)

	Years ended May 31
				Seven months ended December 31, 2002
	2000	2001	2002
Total number of facilities (at end of period)	110	111	116	114
Total number of licensed beds (at end of period)	26,939	27,277	28,667	27,870
Utilization of licensed beds	46.8%	50.0%	51.6%	52.4%

PROPERTIES

        Our principal executive offices are located at 3820 State Street, Santa Barbara, California 93105. We purchased our headquarters building in January 2003. The building is on land that is leased by a Tenet subsidiary under a long-term ground lease that expires in 2068. The telephone number of our Santa Barbara headquarters is (805) 563-7000. Support services for our subsidiaries and their hospitals are primarily located at our Dallas, Texas service center. A Tenet subsidiary leases the space for our service center under a lease that terminates in 2010 subject to the lessee's exercise of one or both of its two 5-year renewal options. At December 31, 2002, our subsidiaries were also leasing space for regional offices in California, Florida, Georgia, Louisiana, Missouri, Pennsylvania and Texas. In addition, our subsidiaries domestically operated 163 medical office buildings, most of which are adjacent to our general hospitals. The number of licensed beds and locations of our general hospitals are described on pages 4 through 7.

        As of December 31, 2002, we had approximately $51 million of outstanding loans secured by property and equipment, and we had approximately $46 million of capitalized lease obligations. We believe that all of these properties, as well as the administrative and medical office buildings described above, are suitable for their intended purposes.

MEDICAL STAFF AND EMPLOYEES

        Tenet's hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. Members of the medical staffs of our hospitals also often serve on the medical staffs of hospitals not owned by Tenet. Members of our medical staffs are free to terminate their affiliation with Tenet hospitals or shift some or all of their admissions to competing hospitals at any time. Although Tenet owns some physician practices and, where permitted by law, employs some physicians, the overwhelming majority of the physicians who practice at our hospitals are not employees. Nurses, therapists, lab technicians, facility maintenance staff and the administrative staff of hospitals, however, normally are employees. Tenet is subject to the federal minimum wage and hour laws and maintains various employee benefit plans.

        Our operations depend on the efforts, ability and experience of our employees and affiliated physicians. Our continued growth depends on (1) our ability to attract and retain skilled employees, (2) our ability to attract and retain physicians and other health care professionals, and (3) our ability to manage growth successfully. Therefore, the success of Tenet, in part, depends upon the quality, quantity and specialties of physicians on our hospitals' medical staffs, most of whom have no long-term contractual relationship with Tenet. Although we believe we will continue to successfully attract and retain key employees, qualified physicians and other health care professionals, the loss of some or all of our key employees or the inability to attract or retain sufficient numbers of qualified physicians and other health care professionals could have a material adverse effect on our business, financial position or results of operations.

        At December 31, 2002, the approximate number of Tenet employees (of which approximately 30 percent were part-time employees) was as follows:

General hospital and related health care facilities(1)	113,788
Tenet Service Center and regional and support offices	1,174
Corporate headquarters	167

Total	115,129

(1)
Includes employees whose employment relates to the operations of our general hospitals, rehabilitation hospitals, psychiatric facility, specialty hospitals, outpatient surgery centers, managed services organizations, physician practices, debt collection subsidiary and other health care operations.

        The largest concentrations of our employees are in those states in which we have the largest concentrations of licensed hospital beds:

	% of employees	% of licensed beds
California:	30.5	30.0
Florida:	13.8	16.8
Texas:	13.0	12.6

        Approximately 8 percent of our employees are represented by labor unions, and labor relations at our facilities generally have been satisfactory. The hospital industry, including Tenet hospitals, is seeing an increase in the amount of union activity, particularly in California. In May 2003, we entered into an agreement with the Service Employees International Union and the American Federation of Federal, State, County and Municipal Employees with respect to all of our California hospitals and two hospitals in Florida. The agreement is expected to streamline the contract negotiation process if employees choose to organize into collective bargaining units at a facility. The agreement provides a framework for pre-negotiated salaries and benefits at these hospitals, and includes a no-strike agreement by these organizations at our other facilities for up to three years.

        The hospital industry is experiencing a nationwide nursing shortage. This shortage is more serious in certain specialties and in certain geographic areas than others, including several areas in which we operate hospitals, such as South Florida, Southern California and Texas. The nursing shortage has become a significant operating issue to health care providers, including Tenet, and has resulted in increased costs for nursing personnel. We cannot predict the degree to which Tenet will be affected by the future availability or cost of nursing personnel, but we expect the nursing shortage to continue. We may be required to enhance wages and benefits to recruit and retain nurses. We may also be required to increase our use of more expensive temporary personnel. Among the steps we are taking to attract and retain employees in generally, and nurses in particular, is our "employer of choice" program, through which we strive to be the employer of choice in the regions in which we are located.

COMPETITION

        Tenet's general hospitals and other health care businesses operate in competitive environments. We believe that competition among health care providers occurs primarily at the local level. We believe that a hospital's competitive position within the geographic area in which it operates is affected by a number of competitive factors, including: the scope, breadth and quality of services a hospital offers to its patients and physicians; the number, quality and specialties of the physicians who refer patients to the hospital; nurses and other health care professionals employed by the hospital or on its staff; its reputation; its managed-care contracting relationships; the extent to which it is part of an integrated health care delivery system; its location; the location and number of competitive facilities and other health care alternatives; the physical condition of its buildings and improvements; the quality, age and state of the art of its medical equipment; its parking or proximity to public transportation; the length of time it has been a part of the community; and its charges for services. Tax-exempt competitors may have certain financial advantages not available to Tenet's facilities, such as endowments, charitable contributions, tax-exempt financing, and exemptions from sales, property and income taxes. Accordingly, we tailor our local and regional strategies to address these specific competitive factors.

  INTEGRATED HEALTH CARE DELIVERY SYSTEMS

        The importance of our hospitals' obtaining managed-care contracts has increased over the years as employers, private and government payors, and others try to control rising health care costs. Our domestic general hospitals' net patient revenues from managed care contracts comprised 46.2% of our total net patient revenues for the seven-month period ended December 31, 2002. The revenues and operating results of most of our hospitals are significantly affected by our ability to negotiate favorable contracts with managed-care payors.

        A health care provider's ability to compete for favorable managed-care contracts is affected by many factors, including the competitive factors referred to above. We believe that one of the most important of those factors is whether the hospital is part of an integrated health care delivery system. A hospital that is part of a system with many hospitals in a geographic area is more likely to obtain managed-care contracts—and to obtain more favorable terms in those contracts—than a hospital that is not. Other important factors are the scope, breadth and quality of services offered by such a system as compared to those offered by competing systems.

        We evaluate changing circumstances in each of our geographic areas on an ongoing basis, and we position ourselves to compete in the managed-care market either by forming our own integrated health care delivery systems or by joining with others to do so. A majority of our hospitals are located in geographic areas where they have the number one or number two market share. In those areas, we negotiate with managed-care providers with the goal of including all of our hospitals within the region in each managed-care contract.

        Our networks in Southern California, South Florida, the greater New Orleans area, St. Louis, Philadelphia and Atlanta are models of how we have developed networks of our own hospitals and related health care facilities to meet the health care needs of those communities. In geographic areas where Tenet has fewer hospitals, those hospitals may join with other hospitals and health care providers to create integrated health care delivery systems in order to better compete for managed-care contracts.

  PHYSICIAN AND EMPLOYEE SATISFACTION

        Another important factor in Tenet's future success is the ability of its hospitals to continue to attract and retain staff physicians. We attract physicians to our hospitals by equipping our hospitals with technologically advanced equipment and physical plant, properly maintaining the equipment and physical plant, sponsoring training programs to educate physicians on advanced medical procedures providing high-quality care to our patients and otherwise creating an environment within which physicians prefer to practice. We also attract physicians to our hospitals by using local governing boards, consisting primarily of physicians and community members, to develop short-and long-term plans for the hospital and review and approve, as appropriate, actions of the medical staff, including staff appointments, credentialing, peer review and quality assurance. While physicians may terminate their association with a hospital at any time, Tenet believes that by striving to maintain and improve the quality of care at its hospitals and by maintaining ethical and professional standards, it will attract and retain qualified physicians with a variety of specialties.

        "Target 100" and "Partnership for Change" are two important programs that we have adopted to enhance physician satisfaction and make our hospitals more attractive to physicians. The "Target 100" program targets 100 percent satisfaction rates among patients, physicians and employees at Tenet's facilities. Under the program, employees at every hospital are trained to focus on the following five pillars in every aspect of their jobs: Service, Quality, Cost, People and Growth. Tenet's Partnership for Change program is designed to create a quality monitoring culture among Tenet's employees, physicians and other health care professionals who practice at Tenet's hospitals. The program employs a computerized outcomes-management system that contains clinical and demographic information from our hospitals and physicians and allows users to identify "best practices" for treating specific diagnosis-related groups. As discussed in Tenet's earnings announcement on April 10, 2003, our goal is to improve the quality of care provided at its hospitals by maximizing the most effective clinical practices and eliminating those that have proven not to be effective.

        The health care industry continues to contend with a nursing shortage and increased competition for nurses and other health care professionals. These issues are described in the discussion concerning Medical Staff and Employees on pages 8-9.

        The health care industry has seen a significant rise in malpractice expense due to unfavorable pricing and availability trends in the professional and general liability insurance markets and increases in the magnitude of claim settlements. We expect this trend may continue unless meaningful tort reform legislation is enacted.

        Changes in medical technology, existing and future legislation, regulations, interpretations of those regulations, competitive contracting for provider services by payors and other competitive factors may require changes in our facilities, equipment, personnel, procedures, rates and/or services in the future. We believe we have the capital available to respond to those challenges.

        To meet the foregoing challenges, we have implemented the business strategies described above and in the Business Strategies & Outlook section of Management's Discussion and Analysis on pages 31-33.

HEALTH CARE REGULATION AND LICENSING

  CERTAIN BACKGROUND INFORMATION

        Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. Changes in Medicare, Medicaid and other programs, hospital cost-containment initiatives by public and private payors, proposals to limit payments and health care spending and industry-wide competitive factors are highly significant to the health care industry. In addition, the health care industry is governed by a framework of federal and state laws, rules and regulations that are extremely complex and for which the industry has the benefit of little or no regulatory or judicial interpretation. Although we believe we are in compliance in all material respects with such laws, rules and regulations, if a determination is made that we were in material violation of such laws, rules or regulations, our business, financial position or results of operations could be adversely affected.

        As discussed under Government Programs starting on page 33, the Balanced Budget Act of 1997 has had the effect of reducing payments to hospitals and other health care providers under Medicare programs. Although mitigated to some extent by the Benefits Improvement and Protection Act of 2000 and the Balanced Budget Refinement Act of 1999, the reductions in payments and other changes mandated by the act have had a significant impact on our revenues under Medicare programs. In addition, there continue to be federal and state proposals that would, and actions that do, impose more limitations on payments to providers such as Tenet and proposals to increase copayments and deductibles from patients.

        In addition to certain statutory coverage limits and exclusions, federal law and regulations require healthcare providers, including hospitals that furnish or order health care services that may be paid for under the Medicare or state health care programs, to assure that claims for reimbursement are for services or items that are (1) provided economically and only when, and to the extent, they are medically necessary; (2) of a quality that meets professionally recognized standards of health care; and (3) supported by appropriate evidence of medical necessity and quality. In addition, the Centers for Medicare and Medicaid Services has requested quality improvement organizations to monitor hospital admission and coding patterns by ongoing analysis of Medicare discharge data. The quality improvement organizations have the authority to deny payment for services provided and recommend to the Department of Health and Human Services that a provider that is in substantial noncompliance with the certain standards be excluded from participating in the Medicare program. Managed-care organizations also have concurrent utilization review protocols, as well as prepayment utilization review procedures.

        Many states have enacted or are considering enacting measures that are designed to reduce their Medicaid expenditures and to make certain changes to private health care insurance. Various states have applied, or are considering applying, for a federal waiver from current Medicaid regulations to allow them to serve some of their Medicaid participants through managed-care providers. Texas was denied a waiver under Section 1115 of the Balanced Budget Act but has implemented regional managed-care programs under a more limited waiver. Texas also has applied for federal funds for children's health programs under the Balanced Budget Act. Louisiana is considering wider use of managed care for its Medicaid population. California has created a voluntary health insurance purchasing cooperative that seeks to make health care coverage more affordable for businesses with five to 50 employees, and changed the payment system for participants in its Medicaid program in certain counties from fee-for-service arrangements to managed-care plans. Florida also has legislation, and other states are considering adopting legislation, imposing a tax on net revenues of hospitals to help finance or expand the provision of health care to uninsured and underinsured persons. Several other states are considering the enactment of managed-care initiatives designed to provide universal low-cost coverage. These proposals also may attempt to include coverage for some people who currently are uninsured.

  CERTIFICATE OF NEED REQUIREMENTS

        Some states require state approval for construction and expansion of health care facilities, including findings of need for additional or expanded health care facilities or services. Certificates of need, which are issued by governmental agencies with jurisdiction over health care facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services and certain other matters. Following a number of years of decline, the number of states requiring certificates of need is once again on the rise as state legislators are looking at the certificate of need process as a way to contain rising health care costs. At December 31, 2002, Tenet operated hospitals in nine states that require state approval under certificate of need programs. Tenet is unable to predict whether it will be able to obtain any additional certificates of need in any jurisdiction where such Certificates of Need are required.

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

        In addition to addressing other matters, as discussed below, the Health Insurance Portability and Accountability Act of 1996 amends Title XI (42 U.S.C. 1301 et seq.) to broaden the scope of current fraud and abuse laws to include all health plans, whether or not payments under such health plans are made pursuant to a federal program.

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

        On January 4, 2001, the Department of Health and Human Services issued final regulations, subject to comment, intended to clarify parts of the Stark laws and some of the exceptions to them. These regulations are considered the first phase of a two-phase process, with the remaining regulations to be published at an unknown future date. While the Department of Health and Human Services may add new exceptions to the final regulations, the current statutory exceptions, discussed above, will continue to be available. We cannot predict the final form that these regulations will take or the effect that the final regulations will have on our operations.

        The federal government has issued regulations that describe some of the conduct and business relationships that are permissible under the Antikickback Amendments ("Safe Harbors"). The fact that certain conduct or a given business arrangement does not fall within a Safe Harbor does not render the conduct or business arrangement automatically illegal under the Antikickback Amendments. Such conduct and business arrangements, however, do risk increased scrutiny by government enforcement authorities. Tenet may be less willing than some of its competitors to enter into conduct or business arrangements that do not clearly satisfy the Safe Harbors. Passing up certain of those opportunities of which its competitors are willing to take advantage may put Tenet at a competitive disadvantage. Tenet has a voluntary regulatory compliance program and systematically reviews all of its operations to ensure that they comply with federal and state laws related to health care, such as the Antikickback Amendments, the Stark laws and similar state statutes.

        Both federal and state government agencies continue heightened and coordinated civil and criminal enforcement efforts against the health care industry. As part of an announced work plan, which is implemented through the use of national initiatives against health care providers, including Tenet, the government is scrutinizing, among other things, the terms of acquisitions of physician practices and the coding practices related to certain clinical laboratory procedures and inpatient procedures. We believe that the health care industry will continue to be subject to increased government scrutiny and investigations such as this.

        Another trend impacting health care providers, including Tenet, is the increased use of the False Claims Act, particularly by individuals who bring actions. Such qui tam or "whistleblower" actions allow private individuals to bring actions on behalf of the government alleging that a hospital has defrauded the federal government. If the government intervenes in the action and prevails the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each false claim submitted to the government. As part of the resolution of a qui tam case, the party filing the initial complaint may share in a portion of any settlement or judgment. If the government does not intervene in the action, the qui tam plaintiff may pursue the action independently. Although companies in the health care industry in general, and Tenet in particular, have been and may continue to be subject to qui tam actions, we are unable to predict the impact of such actions on its business, financial position or results of operations.

        We are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations (discussed on pages 36 through 37). Further changes in the regulatory framework could have a material adverse effect on our business, financial position or results of operations.

  HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT

        The Health Insurance Portability and Accountability Act mandates the adoption of standards for the exchange of health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. Ensuring privacy and security of patient information—"accountability"—is one of the key factors driving the legislation. The other major factor—"portability"—refers to Congress' intention to ensure that individuals may take their medical and insurance records with them when they change employers.

        In August 2000, the Department of Health and Human Services issued final regulations establishing electronic data transmission standards that health care providers must use when submitting or receiving certain health care data electronically. All affected entities, including Tenet, were required to comply with these regulations by October 16, 2002.

        On December 27, 2001, President George W. Bush signed into law H.R. 3323, the Administrative Simplification Compliance Act. This act requires that, by October 16, 2002, hospitals and other covered entities must either: (1) be in compliance with the electronic data transmission standards under the Health Insurance Portability and Accountability Act, or (2) submit a summary plan to the Secretary of Health and Human Services describing how the entity will come into full compliance with the standards by October 16, 2003. Tenet continues to work toward compliance with the electronic data transmission standards. Tenet submitted a summary plan to the Secretary of Health and Human Services and expects to be in compliance with the standards by October 16, 2003.

        In December 2000, Health and Human Services issued final regulations concerning the privacy of health care information. These regulations, which were amended in August 2002, regulate the use and disclosure of individuals' health care information, whether communicated electronically, on paper or orally. All affected entities, including Tenet, were required to comply with these regulations by April 14, 2003. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. We are substantially in compliance with these regulations.

        On February 20, 2003, Health and Human Services issued final regulations concerning the security of electronic health care information. These regulations require health care providers to implement administrative, physical and technical safeguards to protect the security of patient information. We are required to comply with these regulations by April 21, 2005.

        In April 2003, Health and Human Services published an interim final rule that establishes procedures for the imposition, by the Secretary of Health and Human Services, of civil monetary penalties on entities that violate the administrative simplification provisions of the Health Insurance Portability and Accountability Act. This was the first installment of the enforcement rule. When issued in complete form, the enforcement rule will set forth procedural and substantive requirements for imposition of civil monetary penalties. The act also provides for criminal penalties for violations. We have established a plan and committed the resources necessary to comply with the act. At this time, we anticipate that we will be able to fully comply with the act's regulations that have been issued and with the proposed regulations. Based on the existing and proposed regulations, we believe that the cost of our compliance with the act will not have a material adverse effect on our business, financial position or results of operations.

  ENVIRONMENTAL REGULATIONS

        Our health care operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our operations, as well as our purchases and sales of facilities, also are subject to compliance with various other environmental laws, rules and regulations. We believe that the cost of such compliance will not have a material effect on our future capital expenditures, earnings or competitive position.

  HEALTH CARE FACILITY LICENSING REQUIREMENTS

        Tenet's health care facilities are subject to extensive federal, state and local legislation and regulation. In order to maintain their operating licenses, health care facilities must comply with strict standards concerning medical care, equipment and hygiene. Various licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. Tenet's health care facilities hold all required governmental approvals, licenses and permits. Except for one small hospital that has not sought to be accredited, each of Tenet's facilities that is eligible for accreditation is fully accredited by the Joint Commission on Accreditation of Healthcare Organizations, Commission on Accreditation of Rehabilitation Facilities (in the case of rehabilitation hospitals), The American Osteopathic Association (in the case of two hospitals) or other appropriate accreditation agencies. With such accreditation, our hospitals are eligible to participate in government-sponsored provider programs such as the Medicare and Medicaid programs. The one hospital that is not accredited participates in the Medicare program through a special waiver that must be renewed each year.

  UTILIZATION REVIEW COMPLIANCE AND HOSPITAL GOVERNANCE

        Tenet's health care facilities are subject to and comply with various forms of utilization review. In addition, under the Medicare prospective payment system, each state must have a quality improvement organization to carry out a federally mandated system of review of Medicare patient admissions, treatments and discharges in general hospitals. Medical and surgical services and practices are extensively supervised by committees of staff doctors at each health care facility, are overseen by each health care facility's local governing board, the members of which primarily are physicians and community members, and are reviewed by Tenet's quality assurance personnel. The local hospital governing board also helps maintain standards for quality care, develop long-range plans, establish, review and enforce practices and procedures and approve the credentials and disciplining of medical staff members.

COMPLIANCE AND ETHICS PROGRAMS

        We voluntarily maintain a multifaceted corporate compliance and ethics program that meets or exceeds all applicable federal guidelines and industry standards. The program is designed to monitor and raise awareness of various regulatory issues among employees, to stress the importance of complying with all governmental laws and regulations and to promote the Company's Standards of Conduct.

        All of our employees, including our chief executive officer, chief financial officer, chief accounting officer and controller, are required to abide by our Standards of Conduct to ensure that our business is conducted in a consistently legal and ethical manner. These standards reflect our basic values and form the foundation of a comprehensive process that includes compliance with all corporate policies, procedures and practices. Our standards cover such areas as quality patient care, compliance with all applicable laws and regulations, appropriate use of our assets, appropriate treatment of patient and company records and avoidance of conflicts of interest.

        As part of the program, we provide annual ethics and compliance training to every employee. We also provide additional compliance training in specialized areas to the employees responsible for these areas. All employees are required to report incidents that they believe in good faith may be in violation of the standards, and are encouraged to contact our toll-free Ethics Action Line when they have questions about the standards or other ethics concerns. All reports are confidential, and employees have the option to remain anonymous. Tenet maintains a zero-tolerance retaliation policy.

        The full text of our standards is published on our web site, at tenethealth.com, under the "Corporate Governance" caption. A copy of our standards is also available upon written request of our corporate secretary.

MANAGEMENT

        Our executive officers who are not also directors are:

	Position	Age
Stephen D. Farber	Chief Financial Officer (effective November 7, 2002)	33
Trevor Fetter	President (effective November 7, 2002)	43
Reynold J. Jennings	President—Eastern Division (effective March 10, 2003)	56
Raymond L. Mathiasen	Executive Vice President and Chief Accounting Officer	59
Barry P. Schochet	Vice Chairman	52
W. Randolph Smith	President—Western Division (effective March 10, 2003)	54
Christi R. Sulzbach	Chief Corporate Officer (effective November 22, 2002) and General Counsel	48

        Mr. Farber was elected Chief Financial Officer on November 7, 2002. Prior to his current position, Mr. Farber served as Tenet's Senior Vice President of Corporate Finance and Treasurer. Mr. Farber rejoined Tenet in May 1999 from J.P. Morgan & Co. in New York, where he served as Vice President, health care investment banking. He previously served Tenet as Vice President, Corporate Finance, from February 1997 to October 1998. From 1993 to 1997, Mr. Farber worked as an investment banker in the Los Angeles office of Donaldson, Lufkin & Jenrette. Mr. Farber has a bachelor of science degree in economics from the University of Pennsylvania's Wharton School of Business and completed the Advanced Management Program at Harvard Business School.

        Mr. Fetter was elected President effective November 7, 2002. Prior to that, he was Chairman and Chief Executive Officer of Broadlane, Inc. from March 2000 to November 2002. He remains Chairman of Broadlane. From 1995 to February 2000, he served in several senior management positions at Tenet, including Executive Vice President and Chief Financial Officer and Chief Corporate Officer in the office of the President. Prior to joining Tenet, Mr. Fetter served as Executive Vice President and Chief Financial Officer at Metro-Goldwyn-Mayer, Inc. Before joining MGM in 1988, Mr. Fetter worked in the investment banking division of Merrill Lynch Capital Markets. Mr. Fetter holds a M.B.A. from the Harvard Business School and a bachelor's degree in economics from Stanford University.

        Mr. Jennings was promoted to President of our Eastern Division on March 10, 2003. Prior to that, he served as Executive Vice President of the former Southeast Division. Jennings rejoined Tenet in 1997 from Ramsay Health Care Inc., where he was President and Chief Executive Officer from 1993 to 1996. Before that, he served as Senior Vice President, Operations, for National Medical Enterprises' Dallas region from 1991 to 1993. His career experience includes executive directorships at a number of acute care hospitals. He has a master's degree in business administration from the University of South Carolina and a bachelor's degree in pharmacy from the University of Georgia. Jennings is a fellow of the American College of Healthcare Executives and a board member of the American Federation of Hospitals.

        Mr. Mathiasen was elected Executive Vice President on March 22, 1999. Since March 1996, Mr. Mathiasen has been Chief Accounting Officer. From February 1994 to March 1996, Mr. Mathiasen served as Senior Vice President and Chief Financial Officer and from September 1993 to February 1994, Mr. Mathiasen served as Senior Vice President and acting Chief Financial Officer. Mr. Mathiasen was elected to the position of Senior Vice President in 1990 and Chief Operating Financial Officer in 1991. Prior to joining Tenet as a Vice President in 1985, he was a partner with Ernst & Young. Mr. Mathiasen holds a bachelor's degree in accounting from California State University, Long Beach.

        Mr. Schochet was elected Vice Chairman of Tenet in January 1999. Mr. Schochet joined Tenet in 1979 and has held a variety of executive positions since that time, including Executive Vice President of Operations from March 1995 to January 1999. He is a diplomat of the American College of Healthcare Executives and is Chair of the Board of Directors of the Federal of American Hospitals. Mr. Schochet holds a bachelor's degree in zoology from the University of Maine and a master's degree in hospital administration from George Washington University.

        Mr. Smith was promoted to President of our Western Division on March 10, 2003. Prior to that, he was Executive Vice President of the former Central-Northeast Division. Before joining Tenet in 1995, Mr. Smith served as Executive Vice President, Operations, for American Medical International, where he held various positions over 16 years. Mr. Smith has a bachelor's degree in business administration from Furman University and a master's degree in health care administration from Duke University. He has served in leadership positions for a variety of health care and community organizations, including the Federation of American Hospitals, Esoterix, Inc., and Epic Healthcare Corporation.

        Ms. Sulzbach was elected Chief Corporate Officer on November 22, 2002. Ms. Sulzbach has served as General Counsel since February 1999, and was an Executive Vice President from February 1999 until her appointment as Chief Corporate Officer. Ms. Sulzbach previously served as Associate General Counsel in charge of Compliance and Litigation and as Senior Vice President, Public Affairs. She joined Tenet in 1983 and has held a variety of positions in the Law Department since that time. She serves on the boards of directors of the Federation of American Hospitals, the Los Angeles Chapter of the Federal Bar Association and Laguna Blanca School. Ms. Sulzbach holds bachelor degrees in political science and psychology from the University of Southern California and a J.D. from Loyola University in Los Angeles.

PROFESSIONAL AND GENERAL LIABILITY INSURANCE

        Through May 31, 2002, we insured substantially all of our professional and comprehensive general liability risks in excess of self-insured retentions through a majority-owned insurance subsidiary (Hospital Underwriting Group) under a mature claims-made policy with a 10-year discovery period. These self-insured retentions were $1 million per occurrence for the three years ended May 31, 2002, and in prior years varied by hospital and by policy period from $500,000 to $5 million per occurrence. Hospital Underwriting Group's retentions covered the next $2 million per occurrence. Claims in excess of $3 million per occurrence were, in turn, reinsured with major independent insurance companies. Effective June 1, 2002, we formed a new insurance subsidiary. This subsidiary insures these risks under a first-year only claims-made policy, and, in turn, reinsures its risks in excess of $5 million per occurrence with major independent insurance companies. Subsequent to May 31, 2002, our retention limit is $2 million. Our new subsidiary's retention covers the next $3 million. That program will expire on May 31, 2003. Effective June 1, 2003, we anticipate having a new insurance program in place.

        In addition to the reserves recorded by the above insurance subsidiaries, we maintain reserves based on actuarial estimates for the portion of our professional liability risks, including incurred but not reported claims, for which we do not have insurance coverage. Reserves for losses and related expenses are estimated using expected loss-reporting patterns and are discounted to their present value under a risk-free rate approach using a Federal Reserve 10-year maturity composite rate at December 31, 2002 that approximates our claims payout period. If actual payments of claims materially exceed projected estimates of claims, Tenet's financial position or results of operations could be materially adversely affected.

FORWARD-LOOKING STATEMENTS

        Certain statements contained in this Transition Report on Form 10-K, including, but not limited to, statements containing the words "believe," "anticipate," "expect," "will," "may," "might," "should," "estimate," "intend," "appear" and words of similar import, and statements regarding our business strategy and plans, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations. They involve known and unknown risks, uncertainties and other factors—many of which we are unable to predict or control—that may cause our actual results, performance or achievements, or health care industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, among others, the following:

  •
  Changes in Medicare and Medicaid payments or reimbursements, including those resulting from changes in the method of calculating or paying Medicare outlier payments and those resulting from a shift from traditional reimbursement to managed-care plans, and changes in Medicaid patient eligibility requirements.

  •
  The ability to enter into managed-care provider arrangements on acceptable terms.

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

  •
  Changes in the distribution process or other factors that may increase our costs of supplies.

  •
  Other factors referenced in this Transition Report on Form 10-K.

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

ITEM 2. PROPERTIES

        Note: Item 2. Properties is included with Item 1.

ITEM 3. LEGAL PROCEEDINGS

        We are subject to claims and lawsuits in the normal course of our business. We believe that our liability for damages resulting from such claims and lawsuits is adequately covered by insurance or is adequately provided for in our consolidated financial statements. Although the results of these claims and lawsuits cannot be predicted with certainty, we believe that the ultimate resolution of these claims and lawsuits will not have a material adverse effect on our business, financial position or results of operations.

        In addition, we currently are subject to the following unusual claims, lawsuits and investigations. The existence of each action marked with an asterisk (*) has been previously disclosed in reports we have filed with the SEC or in press releases, and a current description of the status of each of those actions, as well as other more recent actions, is set forth below.

  IN RE TENET HEALTHCARE CORPORATION SECURITIES LITIGATION, UNITED STATES DISTRICT COURT, CENTRAL DISTRICT OF CALIFORNIA, CASE NO. 02-8462 RSWL*

        From November 2002 through January 2003, twenty securities class action lawsuits were filed against Tenet Healthcare Corporation (the "Parent") and certain of its officers and directors in the United States District Court for the Central District of California and the Southern District of New York on behalf of all persons or entities who purchased the Parent's securities during the various class periods specified in the complaints. All of these actions have been consolidated under the above-listed case number in the United States District Court for the Central District of California. The procedures of the Private Litigation Securities Reform Act ("PLSRA") apply to these cases.

        Under the procedures set forth in the PLSRA, on February 10, 2003, the State of New Jersey was appointed "lead" plaintiff in the consolidated actions and its counsel, the law firm of Schiffrin & Barroway, was appointed as lead class counsel. On March 27, 2003, the Rudman Partners and related entities, who were not selected as lead plaintiffs, filed a writ of mandamus in the United States Court of Appeals for the Ninth Circuit seeking to overturn the appointment of the State of New Jersey as lead plaintiff and requesting that they be appointed lead plaintiffs.

        We have entered into a stipulation with lead plaintiffs' counsel concerning the filing of a single Consolidated Amended Complaint that will become the operative complaint for purposes of the consolidated actions. Pursuant to the stipulation, the State of New Jersey will file the Consolidated Amended Complaint on or before May 16, 2003. The defendants will file their responses on or before July 18, 2003. Under the PLSRA, discovery is stayed until a motion to dismiss is denied or defendants' file an answer to the consolidated amended complaint.

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

        In addition, a class action has been filed in the California Superior Court of Los Angeles County against Parent and its board of directors for breach of fiduciary duty in connection with the Parent's stock purchase plan for employees. Hamner v. Tenet Healthcare Corporation, et al., Case No. BC290646.* Although the complaint does not plead a cause of action under the federal securities laws, the plaintiff's theory is that stock purchase plan participants were not advised that their investments in the Parent's stock were at substantial risk due to the Parent's business strategies and allegedly illegal conduct, including the purportedly unnecessary surgeries performed by Drs. Moon and Realyvasquez at Redding Medical Center. On April 2, 2003, we removed the case to the United States District Court for the Central District of California on the basis that action was preempted by the Securities Litigation Uniform Standards Act and ERISA. We intend to seek to have the case consolidated with the other securities class actions pending there or, in the alternative, to move to dismiss it.

        We believe the allegations in these cases are without merit and we intend to vigorously defend these actions. The Parent and its directors are beneficiaries of several layers of directors' and officers' insurance, which includes coverage for securities claims. The carriers have been notified of the pendency of the actions, but have not provided a formal position on coverage.

  SHAREHOLDER DERIVATIVE ACTIONS

        Included actions:

  (1)
  In re Tenet Healthcare Corporation, Derivative Litigation, Lead Case No. 01098905 (California Superior Court, Santa Barbara County);*

  (2)
  In re Tenet Healthcare Corporation Corporate Derivative Litigation., Case No. CV-03-0011 RSWL (United States District Court, Central District of California);* and

  (3)
  The Louisiana School Employees' Retirement System v. Barbakow, et al., Case No. A463162 (District Court Clark County, Nevada).*

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

        In the California derivative litigation, which involves ten cases that have been consolidated, the lead plaintiff filed a Consolidated Amended Complaint on March 3, 2003. On May 1, 2003, defendants filed a motion to stay the California derivative litigation in favor of the federal derivative litigation and demurrers to all of the causes of action alleged in the Consolidated Amended Complaint. The complaint alleges claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, indemnification and insider trading under California law. The complaint alleges that the individual defendants breached their fiduciary duties and engaged in gross mismanagement by allegedly ignoring indicators of the lack of control over the Parent's accounting and management practices, allowing the Parent to engage in improper conduct, permitting misleading information to be disseminated to shareholders, failing to monitor hospitals and doctors to prevent improper actions and otherwise failing to carry out their duties and obligations to Parent. Plaintiffs further allege that the defendants violated the California insider trading statute, Sections 25402 and 25502.5 of the California Corporation Code, because they allegedly knew, but did not disclose, that: (i) physicians at hospitals owned by subsidiaries of the Parent were routinely performing unnecessary procedures in order to take advantage of Medicare outlier reimbursement; (ii) the Parent deliberately raised its prices to take advantage of Medicare outlier reimbursement; (iii) the Parent's growth was dependent primarily on its continued receipt of Medicare outlier payments; and (iv) the rules and regulations related to Medicare outlier payments were being reformed to limit outlier payments, which would have a material negative effect on the Parent's revenues and earnings going forward.

        In addition to the derivative litigation pending in California Superior Court, four derivative cases have also been filed in federal court. These four cases have been consolidated in the United States District Court for the Central District of California. Plaintiffs served their Consolidated Amended Complaint on March 28, 2003. Defendants' responses are currently due on May 20, 2003. In addition to common law claims of breach of fiduciary duty, abuse of control, waste of corporate assets, indemnification, insider trading and unjust enrichment, the Consolidated Amended Complaint alleges violations of Section 14(a) of the Securities Exchange Act of the 1934 and Rule 14a-9 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5. The Exchange Act claims involve allegations of false or misleading statements made in connection with (1) proxy statements regarding the election of certain directors and the approval of stock option grants and (2) Parent's purchase of stock as part of its stock repurchase program.

  REDDING CIVIL LITIGATION

        Included actions:

  (1)
  Barber v. Chae Moon, M.D., et al., Case No. 147329 (California Superior Court, Shasta County, filed November 15, 2002);*

  (2)
  Dahlgren v. Chae Moon, M.D., et al., Case No. 147330 (California Superior Court, Shasta County, filed November 15, 2002);*

  (3)
  Josefsson v. Chae Moon, M.D., et al., Case No. 147273 (California Superior Court, Shasta County, filed November 8, 2002);*

  (4)
  McKinzie v. Chae Moon, M.D., et al., Case No. 147274 (California Superior Court, Shasta County, filed November 8, 2002);*

  (5)
  Morrell v. Chae Moon, M.D., et al., Case No. 147271 (California Superior Court, Shasta County, filed November 8, 2002);*

  (6)
  Reed v. Chae Moon, M.D., et al., Case No. 147391 (California Superior Court, Shasta County, filed November 22, 2002);*

  (7)
  Smath v. Chae Moon, M.D., et al., Case No. 147433 (California Superior Court, Shasta County, filed November 27, 2002);*

  (8)
  Corapi v. Chae Moon, M.D., et al., Case No. 147223 (California Superior Court, Shasta County, filed November 27, 2002);* and

  (9)
  California Foundation for Independent Living Centers v. Tenet Healthcare Corporation, Case No. 147610 (California Superior Court, Shasta County, filed December 27, 2002).*

        Generally these cases were filed as a result of an advertising campaign by various plaintiffs' counsel subsequent to the announcement of the government's investigation concerning whether two physicians, who are independent contractors with medical staff privileges at Redding Medical Center, may have performed unnecessary coronary procedures. When filed, these complaints alleged various claims including fraud, conspiracy to commit fraud, unfair and deceptive business practices in violation of California Business & Professions Code section 17200, elder abuse, battery, and intentional infliction of emotional distress. One of the cases also alleged a wrongful death claim. Although the specific claims varied from case to case, the complaints generally alleged that the physician defendants knowingly performed unnecessary coronary procedures on patients and that the Parent and RMC knew or should have known that such unnecessary procedures were being performed. These complaints sought injunctive relief, restitution, disgorgement and compensatory and punitive damages. Because we believed the complaints were without merit, we filed demurrers and motions to strike in response to the complaints. In each case the Court has either sustained the demurrers in their entirety or plaintiffs have voluntarily withdrawn their original complaints. Amended complaints are now being or already have been filed in these cases, and they allege various claims including fraud and conspiracy to commit fraud, breach of fiduciary duty and conspiracy to breach fiduciary duty, intentional infliction of emotional distress and conspiracy to intentionally inflict emotional distress, battery, elder abuse and negligence. The claim for unfair and deceptive business practices in violation of California Business & Professions Code section 17200 has been dropped from all but the California Foundation case. The wrongful death claim also has been dropped. Although the specific claims alleged in the amended complaints once again vary from case to case, they generally allege that the physician defendants knowingly performed unnecessary coronary procedures on patients and that the Parent and RMC knew or should have known that such unnecessary procedures were being performed. We believe the plaintiffs' claims are without merit and have again filed demurrers and motions to strike with respect to the amended complaints. We intend to vigorously defend these actions. We anticipate that additional actions with similar allegations will be filed.

        During the period November 2002 to the present, the Parent was also served with several hundred notices of intent to commence civil actions for negligence with respect to allegedly unnecessary cardiac procedures performed at RMC by the non-employed physicians. Several such actions have been filed in California Superior Court in Shasta County and Sacramento County. These cases have not yet been served on the Parent. In addition to claims for professional negligence, the Parent anticipates these cases will also include other tort causes of action, such as battery, fraud and deceit, conspiracy, intentional infliction of emotional distress, negligent supervision and loss of consortium. The complaints in these cases seek compensatory and punitive damages and other relief. We anticipate that additional cases with similar allegations will be filed. Once the complaints are served, we intend to vigorously defend these actions.

  UNITED STATES V. TENET HEALTHCARE CORP., ET AL.*

        The U.S. Department of Justice, in conjunction with the U.S. Department of Health & Human Services, Office of Inspector General, has been investigating certain hospital billings to Medicare for inpatient stays reimbursed pursuant to diagnosis-related groups ("DRG") 79 (pneumonia), 415 (operating room procedure for infectious and parasitic diseases), 416 (septicemia), and 475 (respiratory system diagnosis with mechanical ventilator). The investigation is believed to have stemmed initially from the government's nationwide pneumonia "upcoding" initiative and focuses on 103 acute care hospitals owned by subsidiaries of the Parent or its predecessors during the period September 1992 through December 1998. On January 9, 2003, the government filed a lawsuit in regard to this matter alleging violations, among other things, of the federal False Claims Act. We will defend ourselves vigorously against the allegations. On March 24, 2003, Parent filed a motion to dismiss the complaint and another motion attacking the government's complaint.

  PHARMACEUTICAL PRICING LITIGATION

        Included actions:

  (1)
  Bishop v. Tenet Healthcare Corp., Case No. 2002-074408 (Superior Court of California, County of Alameda);*

  (2)
  Colon v. Tenet Healthcare Corp., Case No. BC 290360 (Superior Court of California, County of Los Angeles);*

  (3)
  Congress of California Seniors v. Tenet Healthcare Corp., Case No. BC 287130 (Superior Court of California, County of Los Angeles);*

  (4)
  Delgadillo v. Tenet Healthcare Corp., Case No. BC 290056(Superior Court of California, County of Los Angeles);*

  (5)
  Geller v. Tenet Healthcare Corp., Case No. BC 292641 (Superior Court of California, County of Los Angeles);*

  (6)
  Jervis v. Tenet Healthcare Corp., Case No. BC 289522 (Superior Court of California, County of Los Angeles);*

  (7)
  Moran v. Tenet Healthcare Corp., Case No. CV 030070 (Superior Court of California, County of San Luis Obispo);*

  (8)
  Vargas v. Tenet Healthcare Corp., Case No. BC 291303 (Superior Court of California, County of Los Angeles);*

  (9)
  Walker v. Tenet Healthcare Corp., Case No. BC 03082281 (Superior Court of California, County of Alameda);*

  (10)
  Watson v. Tenet Healthcare Corp., Case No. 147593 (Superior Court of California, County of Shasta);* and

  (11)
  Yslas v. Tenet Healthcare Corp., Case No. BC 289356 (Superior Court of California, County of Los Angeles).*

        Since December 2002, the plaintiffs in the cases listed above brought suit against the Parent on behalf of themselves and a purported class of persons who allegedly paid unlawful or unfair prices for prescription drugs or medical products or procedures at hospitals or other medical facilities owned by the Parent and/or its subsidiaries. While the specific allegations vary from case to case, the plaintiffs generally allege that the Parent has engaged in an unlawful scheme to inflate the charges for medical services and procedures, pharmaceutical supplies and other products, and prescription drugs. The complaints primarily allege violations of California's unfair competition statutes (Cal. Bus. & Prof. Code Section 17200, et seq.) and the California Consumers' Legal Remedies Act (Cal. Civ. Code Section 1750). Several of the complaints also allege common law claims such as breach of contract and fraud and equitable claims such as unjust enrichment. Plaintiffs seek to enjoin the Parent from continuing the alleged unfair pricing policies and practices, and to recover all sums wrongfully obtained by those policies and practices, including compensatory damages, punitive damages, restitution, disgorgement of profits, treble damages, and attorneys' fees and costs.

        The Parent has not yet filed a responsive pleading in any of these matters. The parties requested that the Judicial Council of California to coordinate the first three actions that were filed (Bishop, Congress of California Seniors and Watson) in a single forum. The Judicial Council assigned the petition for coordination to a Shasta County Superior Court judge for decision. On March 17, 2003, the judge recommended that the three cases subject to the petition be coordinated in Los Angeles County. On March 27, 2003, the Judicial Council followed that recommendation, coordinating the cases and assigning them to Los Angeles County. The parties agree that the remaining cases (which were initiated after the petition for coordination of the first three cases had already been filed with the Judicial Council) also should be coordinated and we intend to file an "add on" request to coordinate those cases as well. We believe the allegations in these coordinated cases are without merit and we intend to vigorously defend them.

        In addition, a similar class action (Wade v. Tenet Healthcare Corporation, et al., Case No.Ct-000250-03*) has been filed in Circuit Court in Memphis, Tennessee. The complaint alleges claims of violation of the Tennessee Consumer Protection Act, unjust enrichment, fraudulent concealment, declaratory relief and breach of contract. These claims are based on allegations that Parent excessively inflated its charges for medical products, medical services and prescription drugs at its hospitals. We filed a motion to dismiss the complaint on April 28, 2003. We believe the allegations in this case are without merit and we intend to vigorously defend it.

        Finally, on March 31, 2003, Parent was served with a similar action filed in Louisiana. Jordan, et al. v. Tenet Healthcare Corporation, et al., Case No. 591-374, 24th Judicial District, Jefferson Parish, Louisiana.* The class action complaint alleges that the seven hospitals in Louisiana owned by subsidiaries of Parent charged excessive amounts for prescription drugs, medical services and medical products. The complaint alleges causes of action for violation of the Louisiana Unfair Trade Practice and Consumer Protection Law, L.S.A. § 51:1405 and seeks on behalf of the alleged class an accounting, injunctive relief, restitution, compensatory damages and attorneys' fees and costs. A nearly identical action, Wright v. Tenet Healthcare Corporation, Case No. 03-06262, Civil District Court, Orleans Parish, Louisiana, was filed on April 22, 2003. We believe the allegations in these cases are without merit and we intend to vigorously defend them. We anticipate that additional actions with similar allegations will be filed.

United States ex rel. Barbera v. Amisub (North Ridge Hospital), Inc., et al., United States District Court for the Southern District of Florida, Case No. 97-6590-CIV-JORDAN.*

        As previously disclosed in our 1998 Form 10-K, this qui tam lawsuit under the False Claims Act, 31 U.S.C. Section 3729 et seq., was filed under seal by a former employee in 1997 after his employment with a subsidiary of the Parent was terminated after six months. The relator's original qui tam action, which was brought against the Parent and various subsidiaries, including the third-tier subsidiary that owns North Ridge Medical Center ("North Ridge"), a hospital located in Fort Lauderdale, Florida, contends that certain physician employment contracts violate (1) the federal anti-kickback statute, 42 U.S.C. Section 1320-7b(b), and (2) the Stark Act, 42 U.S.C. Section 1395nn. The relator also alleges that the Parent and North Ridge submitted improperly coded bills from certain physician practices to the Medicare program that caused them to receive excessive reimbursements.

        The government intervened as to the Stark Act claims and also contends that North Ridge's cost reports for fiscal years 1993 through 1997 were false, principally because they improperly included non-reimbursable costs related solely to the physicians' private practices. The government also has brought various state law claims based on the same allegations.

        The Parent filed answers denying all of the allegations made by the government and the relator. We believe the claims made by the relator and the government are without merit and we intend to vigorously defend this action. The case is set for trial on October 14, 2003.

  FRANKLIN FUND LITIGATION

Franklin California Tax Free Income Fund et al. v. OrNda Hospital Corporation, et al., California Superior Court, Los Angeles County, Case No. BC 247479 and Vista Hospital Systems, Inc. v. OrNda Hospital Corporation, et al., California Superior Court, Los Angeles County, Case No. BC 272850.*

        This action was filed on March 26, 2001 by ten separate mutual funds that in 1997 purchased $53,160,000 of "certificates of participation" (the "Bonds") issued by the City of San Luis Obispo as a tax-free "conduit" for the benefit of Vista Hospital Systems, Inc. ("Vista"). The Bonds were sold to finance Vista's acquisition of the French Hospital Medical Center from OrNda Hospital Corporation ("OrNda"), one of Parent's subsidiaries.

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

Transfer/Discharge—Global Investigation*

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

Redding Investigation*

        On October 30, 2002, agents of the Federal Bureau of Investigation and the U.S. Department of Health & Human Services, Office of Inspector General, served a federal search warrant at Redding Medical Center ("RMC"), a hospital owned by a second-tier subsidiary of the Parent, which hospital is located in Redding, California. According to the affidavit filed in support of the search warrant application, the criminal investigation targets two physicians who are independent contractors with medical staff privileges at RMC and claims that the two physicians may have performed unnecessary invasive coronary procedures. At the same time the RMC search warrant was executed, the government also served search warrants at the medical offices of these two physicians. To date, no charges have been filed against anyone in connection with this matter. The Parent and RMC are cooperating with law enforcement authorities in regard to this investigation. As outlined above, RMC and the Parent also are experiencing a greater than normal level of civil litigation with respect to these physicians at RMC.

Alvarado Investigation*

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

Outlier Audit*

        The Office of Audit Services of the U.S. Department of Health & Human Services is conducting an audit to determine whether outlier payments made to certain hospitals owned by the Parent's subsidiaries were paid in accordance with Medicare laws and regulations. We believe that this audit will demonstrate that those hospitals owned by the Parent's subsidiaries complied with relevant Medicare rules.

Outlier Investigation*

        On January 2, 2003, the U.S. Attorney's office for the Central District of California issued an administrative investigative demand subpoena seeking production of documents related to Medicare outlier payments by the Parent and 19 hospitals owned by subsidiaries.

        We are cooperating with the Office of Audit Services and the U.S. Attorney's Office, respectively, in regard to both of these investigations.

Women's Cancer Center

        On or about April 17, 2003, we received an administrative subpoena duces tecum from the U.S. Department of Health and Human Services, Office of Inspector General, seeking documents relating to any agreements with the Women's Cancer Center, a physician's group practicing in the field of gynecologic oncology, and certain physicians affiliated with that group. The subpoena seeks documents from us as well as five subsidiary hospitals: Community Hospital of Los Gatos; Doctors Medical Center of Modesto; San Ramon Regional Medical Center; St. Luke Medical Center in Pasadena (now closed) and Lake Mead Hospital Medical Center.

        We are cooperating with the Office of Inspector General in regard to this inquiry.

        We cannot presently determine the ultimate resolution of these investigations and lawsuits. Accordingly, the likelihood of a loss, if any, for these matters, cannot be reasonably estimated and we have not recognized in the accompanying consolidated financial statements all of the potential liability that may arise from these matters. If adversely determined, the outcome of these matters could have a material adverse effect on our liquidity, financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET PRICE FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  MARKET INFORMATION, HOLDERS AND DIVIDENDS

	Quarters of Year ended May 31, 2001				Quarters of Year ended May 31, 2002
									Seven Months ended December 31, 2002
	First	Second	Third	Fourth	First	Second	Third	Fourth
Price Range
High	$21.79	$28.96	$31.33	$31.83	$39.26	$41.85	$44.27	$50.30	$52.50
Low	$16.50	$20.38	$24.67	$25.33	$29.82	$35.00	$37.80	$37.67	$13.70

        All periods have been adjusted to reflect a 3-for-2 stock split declared in May 2002 and distributed on June 28, 2002.

        At April 30, 2003, there were approximately 9,700 holders of record of the Parent's common stock. The Parent's common stock is listed and traded on the New York Stock Exchange. The stock prices above are the high and low sale prices as reported in the NYSE composite tape for the last two fiscal years and the seven-month period ended December 31, 2002. The Parent has not paid cash dividends to its shareholders since the first quarter of fiscal 1994, nor does it intend to pay cash dividends in the foreseeable future.

        Information regarding securities authorized for issuance under equity compensation plans is disclosed on pages 113-114.

PART II

ITEM 6. SELECTED FINANCIAL DATA

OPERATING RESULTS

        In March 2003, our board of directors approved a change in our fiscal year. Instead of a fiscal year ending on May 31, we will now have a fiscal year that coincides with the calendar year, effective December 31, 2002. The following table presents selected audited consolidated financial data for Tenet Healthcare Corporation and its wholly owned and majority-owned subsidiaries for the years ended May 31, 1998 through 2002 and the seven-month transition period ended December 31, 2002. It also presents unaudited, comparable data for the seven months ended December 31, 2001.

	Years ended May 31					Seven months ended December 31
	1998	1999	2000	2001	2002	2001	2002
						(unaudited)
	(Dollars in Millions, Except Per-Share Amounts)
Net operating revenues	$9,895	$10,880	$11,414	$12,053	$13,913	$7,832	$8,743
Operating Expenses:
Salaries and benefits	4,052	4,412	4,508	4,680	5,346	3,012	3,327
Supplies	1,375	1,525	1,595	1,677	1,960	1,092	1,245
Provision for doubtful accounts	588	743	851	849	986	594	676
Other operating expenses	2,071	2,342	2,525	2,603	2,824	1,602	1,819
Depreciation	347	421	411	428	472	273	284
Goodwill amortization	90	105	94	99	101	59	—
Other amortization	23	30	28	27	31	19	18
Impairment of long-lived assets and restructuring charges	221	363	355	143	99	99	396
Loss from early extinguishment of debt	189	—	—	56	383	281	4

Operating income	939	939	1,047	1,491	1,711	801	974

Interest expense	(464)	(485)	(479)	(456)	(327)	(209)	(147)
Investment earnings	22	27	22	37	32	20	14
Minority interests	(22)	(7)	(21)	(14)	(38)	(22)	(19)
Net gains (losses) on sales of facilities and long-term investments	(17)	—	49	28	—	—	—
Impairment of investment securities	—	—	—	—	—	—	(64)

Income before income taxes	458	474	618	1,086	1,378	590	758

Income taxes	(197)	(225)	(278)	(443)	(593)	(262)	(299)
Income from continuing operations, before discontinued operations and cumulative effect of accounting change	$261	$249	$340	$643	$785	$328	$459

Basic earnings per common share from continuing operations	$0.57	$0.53	$0.73	$1.34	$1.60	$0.67	$0.95

Diluted earnings per common share from continuing operations	$0.56	$0.53	$0.72	$1.31	$1.56	$0.65	$0.93

        The selected financial data presented in the previous table are not necessarily indicative of our future financial condition or results of operations. Reasons for this include, but are not limited to, future changes in Medicare regulations, our adoption of a new method for calculating Medicare outlier payments effective January 1, 2003, the ultimate resolution of investigations and lawsuits, fluctuations in revenue allowances and discounts and changes in interest rates, tax rates, occupancy levels and patient volumes. Other items include the effects of impairment and restructuring charges, losses from early extinguishment of debt, and acquisitions and disposals of facilities and other assets, all of which have also occurred during all or some of the periods presented in the previous table above.

  BALANCE SHEET DATA

	May 31					December 31
	1998	1999	2000	2001	2002	2001	2002
						(unaudited)
	(Dollars in Millions)
Current assets	2,890	3,962	3,594	3,226	3,394	3,339	3,792
Current liabilities	(1,708)	(2,022)	(1,912)	(2,166)	(2,584)	(2,234)	(2,381)

Working capital	$1,182	$1,940	$1,682	$1,060	$810	$1,105	$1,411

Total assets	12,774	13,771	13,161	12,995	13,814	13,550	13,780
Long-term debt, net of current portion	5,829	6,391	5,668	4,202	3,919	4,392	3,872
Shareholders' equity	3,558	3,870	4,066	5,079	5,619	5,314	5,723

  CASH FLOW DATA

	Years ended May 31					Seven months ended December 31
	1998	1999	2000	2001	2002	2001	2002
						(unaudited)
	(Dollars in Millions)
Net cash provided by operating activities	$403	$582	$869	$1,818	$2,315	$1,113	$1,126
Net cash used in investing activities	(1,083)	(1,147)	(36)	(574)	(1,227)	(823)	(389)
Net cash provided by (used in) financing activities	668	571	(727)	(1,317)	(1,112)	(290)	(565)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS STRATEGIES & OUTLOOK

  OPERATING STRATEGIES

        Our mission and objective is to provide quality health care services within existing regulatory and managed-care environments that are responsive to the needs of the communities we serve. We believe that competition among health care providers occurs primarily at the local level. A hospital's competitive position within the geographic area in which it operates is affected by a number of competitive factors, including, but not limited to: the scope, breadth and quality of services a hospital offers to its patients and physicians; the number, quality and specialties of the physicians who refer patients to the hospital; nurses and other health care professionals employed by the hospital or on the hospital's staff; its reputation; its managed-care contracting relationships; the extent to which it is part of an integrated health care delivery system; its location; the location and number of competitive facilities and other health care alternatives; the physical condition of its buildings and improvements; the quality, age and state of the art of its medical equipment; its parking or proximity to public transportation; the length of time it has been a part of the community; and its prices for services. Accordingly, we tailor our local strategies to address these competitive factors.

        We adjust these strategies as needed in response to changes in the economic climate in which we operate and the success or failure of our various efforts. Effective January 1, 2003, we adopted a new method for calculating Medicare outlier payments (see page 35); we have restructured our operating divisions and regions; and we have realigned our senior executive management team.

        On March 10, 2003, we announced the consolidation of our operating divisions from three to two, with five new underlying regions. Our new Eastern Division will consist of three regions—Florida, Central-Northeast and Southern States. These regions will initially include 59 of our general hospitals located in Alabama, Arkansas, Florida, Georgia, Louisiana, Massachusetts, Mississippi, Missouri, North Carolina, Pennsylvania, South Carolina and Tennessee. Our new Western Division will consist of two regions—California and Texas—and will initially include 55 of our hospitals located in California, Nebraska, Nevada and Texas.

        In March 2003, we also announced a series of initiatives to sharpen our strategic focus, reduce operating expenses, and accelerate repurchases of our common stock.

        We plan to divest or consolidate 14 general hospitals that no longer fit our core operating strategy of building competitive networks of quality hospitals in major markets. We intend to use the proceeds from these divestitures to repurchase our common stock and repay indebtedness.

        Our operating expense reduction plan consists of (1) staff and expense reductions above the hospital level, as well as reductions in hospital departments that are not directly involved with patient care, (2) leveraging our size and strength to gain cost savings as well as enhanced levels of service through a comprehensive nurse agency contracting program, (3) changes in corporate travel policies, and (4) leveraging our regional strength to reduce the cost of energy procurement. We presently estimate that these plans will result in future savings of approximately $100 million annually.

  PRICING APPROACH

        In fiscal 2000, certain of our hospitals began to significantly increase gross charges. We believe that this practice, combined with the Medicare-prescribed formula for determining Medicare outlier payments, contributed to those hospitals receiving outlier payments that exceeded the norm. (Medicare outlier payments are described in more detail in the Government Programs section, page 33.

        Gross charges are retail charges. They are not the same as actual pricing, and they generally do not reflect what a hospital is ultimately paid for providing patient care. Hospitals typically receive amounts that are negotiated by insurance companies or are set by the government. Gross charges are used to calculate Medicare outlier payments and to determine certain elements of managed-care contracts (such as stop-loss payments). And, because Medicare requires a hospital's gross charges to be the same for all patients (regardless of payor category), gross charges are also what hospitals charge self-pay patients.

        In early December 2002, we announced a new pricing approach for our hospitals. The new approach de-emphasizes gross charges and refocuses on actual pricing.

        We believe our hospitals' pricing practices are, and have been, in compliance with Medicare rules. However, by de-emphasizing gross charges and refocusing on actual pricing, the new pricing approach should create a structure with a larger fixed component. Our new approach includes the following components:

  •
  Freezing the current gross charges at our hospitals through May 31, 2003.

  •
  Supporting proposed changes in current Medicare rules regarding Medicare outlier payments.

  •
  Negotiating simpler managed-care contracts with higher per diem or case rates and with less emphasis on stop-loss and other payments tied to gross charges.

  •
  Allowing hospitals to offer rates to uninsured patients that are similar to the local market rates that hospitals receive from managed-care contracts (subject to approval by the federal government and certain states).

        In addition to having a new pricing approach, on January 6, 2003, we announced to the Centers for Medicare and Medicaid Services ("CMS") that we had voluntarily adopted a new method for calculating Medicare outlier payments, retroactive to January 1, 2003. Using this new method, Medicare reimburses our hospitals in amounts equivalent to those amounts we anticipate receiving once the expected changes by CMS to Medicare outlier formulas are implemented. We decided to do this now to demonstrate our good faith and to support CMS's likely industrywide solution to the outlier issue. (See "Outlier Payments" in the Government Programs section, page 33, for further information on developments regarding the expected CMS changes.)

        In the past, our hospitals' managed-care contracts were primarily charge-based. Over many years, some of them have evolved into contracts based primarily on negotiated, fixed per diem rates or case rates, combined with stop-loss payments (for high-cost patients) and pass-through payments (for high-cost devices and pharmaceuticals).

        Our hospitals have thousands of managed-care contracts with various renewal/expiration dates. A majority of those contracts are "evergreen" contracts. Evergreen contracts extend automatically every year, but may be renegotiated or terminated by either party after 90 to 120 days notice.

        In general, our new pricing approach will not involve any broad rollback of charges.

        Our new pricing approach is intended to create a reimbursement structure with a larger fixed component that will become less dependent on gross charges. We expect that this new approach will provide a more predictable and sustainable payment structure for us. Although we believe that our new pricing approach will continue to allow for increases in prices and continued growth in net operating revenues in the future, we do not expect that the growth rates experienced in the past two years can be sustained. Additionally, our proposal is new in the industry and may take time to implement. We can offer no assurances that our managed-care contracting parties will agree to the changes we propose or any changes that result in higher prices. Nor can we offer assurances that this new pricing approach, in the form implemented, will not have a material adverse effect on our business, financial condition or results of operations.

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

        We believe that the key ongoing challenges facing us and the health care industry as a whole are (1) providing quality patient care in a competitive and highly regulated environment, (2) obtaining adequate compensation for the services we provide, and (3) managing our costs. The primary cost pressure facing us and the industry is the ongoing increase of labor costs due to a nationwide shortage of nurses. We expect the nursing shortage to continue, and we have implemented various initiatives to improve productivity, to better position our hospitals to attract and retain qualified nursing personnel, and to otherwise manage labor-cost pressures. In May 2003, we entered into an agreement with the Service Employees International Union and the American Federation of Federal, State, County and Municipal Employees with respect to all of our California hospitals and two hospitals in Florida. The agreement is expected to streamline the contract negotiation process if employees choose to organize into collective bargaining units at a facility. The agreement provides a framework for pre-negotiated salaries and benefits at these hospitals, and includes a no-strike agreement by these organizations at our other facilities for up to three years.

        We are also experiencing cost pressure as a result of the sharp increase in professional and general liability insurance costs.

GOVERNMENT PROGRAMS

        Payments from Medicare constitute a significant portion of our net operating revenues. The Medicare program is subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and new governmental funding restrictions—all of which could materially increase or decrease program payments, as well as affect the cost of providing services to patients and the timing of payments to facilities. We are unable to predict the effect of future policy changes on our operations. However, if either the rates paid or scope of services covered by government payors is reduced, there could be a material adverse effect on our business, financial condition, or results of operations.

        A final determination of certain amounts earned under the Medicare program often takes many years to resolve because of audits by the program representatives, providers' rights of appeal, and the application of numerous technical reimbursement provisions. We believe that adequate provision has been made in our consolidated financial statements for probable adjustments to historical net operating revenues. However, until final settlement, significant issues remain unresolved, and previously determined allowances could be more or less than ultimately required.

        The major components of our Medicare net patient revenues for the years ended May 31, 2000, 2001, 2002 and the seven-month periods ended December 31, 2001 and 2002 approximate the following:

	Years ended May 31			Seven Months ended December 31
	2000	2001	2002	2001	2002
	(Dollars in Millions)
Diagnosis-related-group payments	$1,621	$1,648	$1,852	$991	$1,091
Capital cost payments	190	201	244	131	127
Outlier payments	368	570	765	416	495
Outpatient payments	592	485	559	319	344
Disproportionate share payments	240	257	309	168	190
Graduate and Indirect Medical Education payments	125	140	164	88	94
Psychiatric, rehabilitation and skilled nursing facilities inpatient payments and other payment categories	334	259	371	202	279
Prior years' contractual allowance adjustments	117	9	25	8	—

Total Medicare net patient revenues	$3,587	$3,569	$4,289	$2,323	$2,620

  DIAGNOSIS-RELATED-GROUP PAYMENTS

        Medicare payments for general hospital inpatient services are based on a prospective payment system that uses diagnosis-related groups. Under this system, a hospital receives a fixed amount for each Medicare patient based on the patient's assigned diagnosis-related group. Although these payments are adjusted for area-wage differentials, the adjustments do not take into consideration the hospital's operating costs. Moreover, as discussed below, diagnosis-related-group payments also exclude the reimbursement of capital costs (such as property taxes, lease expenses, depreciation, and interest related to capital expenditures).

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

  CAPITAL COST PAYMENTS

        Medicare reimburses general hospitals for their capital costs separately from diagnosis-related-group payments. In 1992, a prospective payment system covering the reimbursement of inpatient capital costs generally became effective. As of October 1, 2002, after a gradual phase in, all of our hospitals are being reimbursed at a capital-cost rate that increases annually by a capital-cost-market-basket-update factor. However, as with the diagnosis-related-group rate increases, we expect that these increases will be below the cost increases of our capital asset purchases.

  OUTLIER PAYMENTS

        Outlier payments, which were established by Congress as part of the diagnosis-related-group prospective payment system, are additional payments made to hospitals for treating patients who are costlier to treat than the average patient.

        A hospital receives outlier payments when its costs (as determined using gross charges, adjusted by the hospital's cost-to-charge ratio) exceed a certain threshold established annually by CMS. As mandated by Congress, CMS must limit total outlier payments to between 5 and 6 percent of total diagnosis-related-group payments. CMS periodically changes the threshold in order to bring expected outlier payments within the mandated limit. An increase to the cost threshold reduces total outlier payments by (1) reducing the number of cases that qualify for outlier payments, and (2) reducing the dollar amount hospitals receive for those cases that still qualify. The most recent increase in the threshold became effective on October 1, 2002.

        CMS currently uses a hospital's most recently settled cost report to set the hospital's cost-to-charge ratio. Those cost reports are typically two to three years old. Additionally, if a hospital's cost-to-charge ratio falls below a certain threshold (derived from the cost-to-charge ratios for all hospitals nationwide), then the cost-to-charge ratio used to calculate Medicare outlier payments defaults to the statewide average, which is considerably higher. The statewide average is also used when settled cost reports are not available (such as with newly acquired hospitals).

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

        In anticipation of these changes, on January 6, 2003, we announced to CMS that we had voluntarily adopted a new method for calculating Medicare outlier payments, retroactive to January 1, 2003. With this new method, instead of using recently settled cost reports for our outlier calculations, we are using current year cost-to-charge ratios. We have also eliminated the use of the statewide average, and we continue to use the current threshold amounts. These two changes have resulted in a drop of Medicare inpatient outlier payments from approximately $65 million per month to approximately $6 million per month. We voluntarily adopted this new method to demonstrate our good faith and to support CMS's likely industrywide solution to the outlier issue.

        The proposed new rule is not yet final. Our voluntary proposal to CMS included a provision to reconcile the payments we received under our interim arrangement to those we would have received if the CMS rule had gone into effect on January 1, 2003. This could result in our receiving additional outlier payments, or it could result in our refunding some of the outlier payments recorded under the interim arrangement.

  OUTPATIENT PAYMENTS

        An outpatient prospective payment system was implemented as of August 1, 2000. This payment system established groups called ambulatory payment classifications for all outpatient procedures. Medicare pays for outpatient services based on the classification. The outpatient prospective payment system provides a transitional period that limits each hospital's losses during the first three and one-half years of the program. If a hospital's costs are less than the payment, the hospital keeps the difference. If a hospital's costs are higher than the payment, the hospital is subsidized for part of the loss. The outpatient prospective payment system has not had a material impact on our results of operations.

  DISPROPORTIONATE SHARE PAYMENTS

        Certain of our hospitals treat a disproportionately large number of low-income patients (i.e., Medicaid and Medicare patients eligible to receive supplemental Social Security income), and, therefore, receive additional payments from the federal government in the form of disproportionate-share payments. Congress recently mandated CMS to study the present formula used to calculate these payments. One change being considered would give greater weight to the amount of uncompensated care provided by a hospital than it would to the number of low-income patients treated. We cannot predict the impact on our hospitals if CMS revises the formula, however, we do not expect that this change would have a material impact on our results of operations.

  GRADUATE AND INDIRECT MEDICAL EDUCATION

        Several of our hospitals are currently approved as teaching sites for the training of interns and residents under graduate medical education programs. Our participating hospitals receive additional payments—graduate-medical-education payments—for the cost of training residents. In addition, these hospitals receive indirect-medical-education payments, which are related to the teaching programs. These payments are add-ons to the regular diagnosis-related-group payments.

        The current indirect-medical-education payment level is set at 5.5% of total diagnosis-related-group payments. However, CMS may recommend that the level be reduced to 2.7%. Such a reduction would require Congressional approval. If approved, the change would not become effective until October 1, 2003. Indirect-medical-education payments received by our hospitals for the three years ended May 31, 2000, 2001, 2002 and the seven-month periods ended December 31, 2001 and 2002 were approximately $79 million, $89 million, $110 million, $59 million and $56 million, respectively. If the above reduction is implemented, those payments to our hospitals could be reduced by approximately 50%.

  PROPOSED CHANGES TO MEDICARE PAYMENTS

        Under the Medicare law, CMS is required to annually update the prospective payments for acute, rehabilitation, and skilled nursing facilities. The updated payments are effective on October 1, the beginning of the federal fiscal year. CMS recently issued proposed rules affecting Medicare payments to acute hospitals, rehabilitation hospitals and units, and skilled nursing facilities. These proposed rules are subject to public comment, and we expect the final regulations to be issued on or about August 1, 2003.

        On May 9, 2003, CMS proposed a rule for inpatient acute care that includes a 3.5 percent increase in payment rates, beginning October 1, 2003. Under the proposed rule, the outlier threshold would increase to $50,645, up from $33,560. CMS anticipates that its proposed rules governing outlier payments described above will be finalized during the comment period for the inpatient prospective payments rule, and changes to the outlier payment methodology adopted in that final rule may make it possible to significantly lower the outlier threshold in the final inpatient rule.

        In addition, the proposed rules update other payment factors, including the wage index, DRG weights, and other factors that influence the prospective payments. Consequently, the percentage increases described above may not be fully realized in the final payments. We are currently analyzing the impact of all of the proposed changes.

  MEDICAID

        Payments we receive under various state Medicaid programs constitute approximately 8% of our net patient revenues. These payments are typically based on fixed rates determined by the individual states. (Only two states in which we operate have a Medicaid outlier payment formula.) We also receive disproportionate-share payments under various state Medicaid programs. For the three years ended May 31, 2000, 2001, 2002 and the seven-month periods ended December 31, 2001 and 2002, these payments were approximately $160 million, $161 million, $171 million, $91 million and $104 million, respectively.

        Many of the states in which we operate are experiencing serious budgetary problems and have proposed, or are proposing, new legislation that would significantly reduce the payments they make to hospitals under their Medicaid programs. These pending actions could have a material adverse effect on our financial condition and results of operations.

RESULTS OF OPERATIONS

        The paragraphs in this section primarily discuss our historical results of operations. However, in light of recent events and our voluntary adoption of a new method for calculating Medicare outlier payments, and the fact that CMS has indicated its intent to change the program's rules regarding Medicare outlier payments, discussed on page 34, we are supplementing certain of the historical information with information presented on an adjusted basis (as if we had received no Medicare outlier revenues during the periods indicated). This adjusted-basis information includes numerical measures of our historical or future performance, financial position or cash flows that have the effect of depicting such measures of financial performance differently from that presented in our financial statements prepared in accordance with generally accepted accounting principles ("GAAP") and are defined under Securities and Exchange Commission rules as "non-GAAP financial measures." We believe that the information on this basis is important to our shareholders in order to show more clearly the significant effect that Medicare inpatient outlier revenue has had on elements of our historical results of operations, without necessarily estimating or suggesting their effect on future results of operations. Among the information presented on an adjusted basis are operating expenses expressed as percentages of net operating revenues, net inpatient revenues per patient day and per admission, net cash provided by operating activities, and EBITDA margins (which we define as the ratio of income from continuing operations before interest net of investment earnings, taxes, depreciation and amortization, and also excluding minority interests, impairment and restructuring charges, loss from early extinguishment of debt and gains or losses from assets sales to net operating revenues). Because costs in our business are largely influenced by volumes and thus generally analyzed as percentages of operating revenues, we provide this additional analytical information to better enable investors to measure expense categories between periods.

        EBITDA, which is a non-GAAP financial measure, is commonly used as an analytical indicator within the healthcare industry. We use EBITDA as an analytical indicator for purposes of assessing hospitals' relative performance. EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from EBITDA are significant components in understanding and assessing such financial performance. Because EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies. Investors are encouraged to use GAAP measures when evaluating our performance.

        For the seven months ended December 31, 2002, on a same-facility basis, admissions grew 3.5% over the prior-year period, net patient revenues were up 11.2% and net inpatient revenue per admission was up 7.2%.

        On a same-facility basis, net patient revenues for the year ended May 31, 2002 improved 13.7%, admissions were up 2.4% and net inpatient revenue per admission improved 12.9% over the prior year. Total company operating margins (the ratio of operating income to net operating revenues) decreased from 12.4% to 12.3%. Net cash provided by operating activities increased by $497 million during the year to $2.32 billion.

        We reported income from continuing operations before income taxes of $590 million in the seven months ended December 31, 2001 and pretax income of $758 million in the seven months ended December 31, 2002. We reported income from continuing operations before income taxes of $618 million in fiscal 2000, $1.09 billion in fiscal 2001, and $1.38 billion in fiscal 2002.

        The table below shows the pretax and after-tax impact of (1) impairments of long-lived assets, (2) restructuring charges, (3) losses from early extinguishment of debt, (4) goodwill amortization,

(5) impairment of investment securities, and (6) net gains on sales of facilities and long-term investments for the years ended May 31, 2000 through 2002 and for the seven months ended December 31, 2001 and 2002:

	Years ended May 31			Seven Months ended December 31
	2000	2001	2002	2001	2002
	(Dollars in Millions, except Per-Share Amounts)
(1) Impairment of goodwill and long-lived assets	$(244)	$(55)	$(76)	$(76)	$(383)
(2) Restructuring charges	(111)	(88)	(23)	(23)	(13)
(3) Loss from early extinguishment of debt	—	(56)	(383)	(281)	(4)
(4) Goodwill amortization	(94)	(99)	(101)	(59)	—
(5) Impairment of investment securities	—	—	—	—	(64)
(6) Net gains on sales of facilities and long-term investments	49	28	—	—	—

Pretax impact	$(400)	$(270)	$(583)	$(439)	$(464)
After-tax impact	$(315)	$(193)	$(393)	$(293)	$(286)
Weighted average shares and dilutive securities outstanding (in millions)	472	491	503	503	494
Diluted per-share impact of above items	$0.66	$0.40	$0.78	$0.58	$0.58
Diluted earnings per share	$0.72	$1.31	$1.56	$0.65	$0.93
Adjusted diluted earnings per share, excluding the effect of items (1) through (6) above	$1.38	$1.71	$2.34	$1.23	$1.51

        Adjusted diluted earnings per share in the above table excludes the effects of certain items that may not relate to the conditions and circumstances of the current operating environment, including differences in accounting policies, portfolio changes and financing actions, as well as the impact of impairment and restructuring charges. It is a metric used by senior management to measure the effectiveness of our operating strategies in the current operating environment and to allow more direct comparisons of operating performance trends between periods. It is not a measure of financial performance under GAAP, and the items excluded from it are significant components in understanding and assessing such financial performance. Because it is not a measure determined in accordance with GAAP, and is thus susceptible to varying calculations, as presented herein it may not be comparable to other similarly titled measures of other companies. Investors are encouraged to use GAAP measures when evaluating our financial performance.

        The table below is a reconciliation of operating income to EBITDA and our EBITDA margins for the years ended May 31, 2000 to 2002 and the seven-month periods ended December 31, 2001 and 2002. Operating income is a performance measure under GAAP, whereas EBITDA is not. EBITDA is commonly used as an analytical indicator of operating performance within the healthcare industry. We use EBITDA as an analytical indicator for purposes of assessing hospitals' relative operating performance. EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from EBITDA are significant components in understanding and assessing such financial performance. Because EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, it may not be comparable to other similarly titled measures of other companies. Investors are encouraged to use GAAP measures when evaluating our financial performance.

	Years ended May 31			Seven Months ended December 31
	2000	2001	2002	2001	2002
	(Dollars in Millions)
Net operating revenues	$11,414	$12,053	$13,913	$7,832	$8,743
Operating income	$1,047	$1,491	$1,711	$801	$974
Operating margin	9.2%	12.4%	12.3%	10.2%	11.1%
Add back to operating income:
Depreciation	411	428	472	273	284
Amortization	122	126	132	78	18

Impairment and restructuring charges	355	143	99	99	396
Loss from early extinguishment of debt	—	56	383	281	4

EBITDA	$1,935	$2,244	$2,797	$1,532	$1,676

EBITDA margin	17.0%	18.6%	20.1%	19.6%	19.2%

        The table below is a reconciliation of net operating revenues to adjusted net operating revenues and EBITDA to adjusted EBITDA (as if we had received no Medicare outlier revenue) and our adjusted EBITDA margins for the years ended May 31, 2000 to 2002 and the seven-month periods ended December 31, 2001 and 2002. Net operating revenue is a performance measure under GAAP, whereas adjusted net operating revenue is not. EBITDA is commonly used as an analytical indicator of operating performance within the healthcare industry. We use EBITDA and adjusted EBITDA as analytical indicators for purposes of assessing hospitals' relative operating performance. EBITDA and adjusted EBITDA should not be considered as measures of financial performance under GAAP, and the items excluded from EBITDA and adjusted EBITDA are significant components in understanding and assessing such financial performance. Because EBITDA and adjusted EBITDA are not measurements determined in accordance with GAAP and are thus susceptible to varying calculations, they may not be comparable to other similarly titled measures of other companies. Investors are encouraged to use GAAP measures when evaluating our performance.

	Years ended May 31			Seven Months ended December 31
	2000	2001	2002	2001	2002
	(Dollars in Millions)
Net operating revenues	$11,414	$12,053	$13,913	$7,832	$8,743
Less Medicare outlier revenue	(368)	(570)	(765)	(416)	(495)

Adjusted net operating revenues	$11,046	$11,483	$13,148	$7,416	$8,248

Operating income	$1,047	$1,491	$1,711	$801	$974
Less Medicare outlier revenue	(368)	(570)	(765)	(416)	(495)

Adjusted operating income	$679	$921	$946	$385	$479

Adjusted operating margin	6.1%	8.0%	7.2%	5.2%	5.8%
EBITDA	$1,935	$2,244	$2,797	$1,532	$1,676
Less Medicare outlier revenue	(368)	(570)	(765)	(416)	(495)

Adjusted EBITDA	$1,567	$1,674	$2,032	$1,116	$1,181

Adjusted EBITDA margin	14.2%	14.6%	15.5%	15.0%	14.3%

        Results of operations for the seven months ended December 31, 2002 include the operations of one general hospital acquired after December 31, 2001 and exclude the operations of three general hospitals sold, closed or consolidated and certain other facilities closed since then. Results of operations for the year ended May 31, 2002 include the operations of two general hospitals acquired in 2001, five general hospitals acquired in 2002 and a new 51%-owned general hospital opened after May 31, 2001, and exclude, from the dates of sale or closure, the operations of one general hospital and certain other facilities sold or closed since May 31, 2001. Results of operations for the year ended May 31, 2001 include the operations of one general hospital acquired in 2000 and two general hospitals acquired in 2001 and exclude, from the dates of sale or closure, the operations of one general hospital and certain other facilities sold or closed since May 31, 2000. The following is a summary of consolidated operations for the years ended May 31, 2000 through 2002 and the seven-month periods ended December 31, 2001 and 2002:

	Years ended May 31			Seven Months ended December 31
	2000	2001	2002	2001	2002
	(Dollars in Millions)
Net operating revenues:
Domestic general hospitals	$10,666	$11,542	$13,488	$7,558	$8,486
Other operations	748	511	425	274	257

Net operating revenues	11,414	12,053	13,913	7,832	8,743

Operating expenses:
Salaries and benefits	4,508	4,680	5,346	3,012	3,327
Supplies	1,595	1,677	1,960	1,092	1,245
Provision for doubtful accounts	851	849	986	594	676
Other operating expenses	2,525	2,603	2,824	1,602	1,819
Depreciation	411	428	472	273	284
Amortization	122	126	132	78	18

Operating income before impairment and restructuring charges and loss from early extinguishment of debt	1,402	1,690	2,193	1,181	1,374
Impairment and restructuring charges	355	143	99	99	396
Loss from early extinguishment of debt	—	56	383	281	4

Operating income	$1,047	$1,491	$1,711	$801	$974

	Years ended May 31			Seven Months ended December 31
	2000	2001	2002	2001	2002
	(% of Net Operating Revenues)
Net operating revenues:
Domestic general hospitals(1)	93.4%	95.8%	96.9%	96.5%	97.1%
Other operations(2)	6.6%	4.2%	3.1%	3.5%	2.9%

Net operating revenues	100.0%	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries and benefits	39.5%	38.8%	38.4%	38.5%	38.1%
Supplies	14.0%	13.9%	14.1%	13.9%	14.2%
Provision for doubtful accounts	7.5%	7.0%	7.1%	7.6%	7.7%
Other operating expenses	22.1%	21.6%	20.3%	20.5%	20.8%
Depreciation	3.6%	3.6%	3.4%	3.5%	3.2%
Amortization	1.0%	1.0%	0.9%	1.0%	0.2%

Operating income before impairment and restructuring charges and loss from early extinguishment of debt	12.3%	14.0%	15.8%	15.1%	15.7%
Impairment and restructuring charges	3.1%	1.2%	0.7%	1.3%	4.5%
Loss from early extinguishment of debt	—	0.5%	2.8%	3.6%	—

Operating income	9.2%	12.4%	12.3%	10.2%	11.1%

(1)
Net operating revenues of our domestic general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (primarily rental income and services such as cafeteria, gift shops, parking) and other miscellaneous revenue.

(2)
Net operating revenues of other operations consist primarily of revenues from: physician practices, rehabilitation hospitals, long-term-care facilities, psychiatric and specialty hospitals—all of which are located on or near the same campuses as our general hospitals; our hospital in Barcelona, Spain; health care joint ventures operated by us; our subsidiaries offering managed-care and indemnity products; and equity in earnings of unconsolidated affiliates.

        Although our hospitals expect to receive some level of Medicare outlier revenue in future periods, as discussed earlier, the following two tables show a summary of consolidated results of operations for the years ended May 31, 2000 through 2002 and the seven-month periods ended December 31, 2001 and 2002 as if we had received no Medicare outlier revenue during those periods:

	Years ended May 31			Seven Months ended December 31
	2000	2001	2002	2001	2002
	(Dollars in Millions)
Net operating revenues	$11,414	$12,053	$13,913	$7,832	$8,743
Less Medicare outlier revenue	(368)	(570)	(765)	(416)	(495)

Adjusted net operating revenues	$11,046	$11,483	$13,148	$7,416	$8,248

Operating expenses:
Salaries and benefits	4,508	4,680	5,346	3,012	3,327
Supplies	1,595	1,677	1,960	1,092	1,245
Provision for doubtful accounts	851	849	986	594	676
Other operating expenses	2,525	2,603	2,824	1,602	1,819
Depreciation	411	428	472	273	284
Amortization	122	126	132	78	18

Adjusted operating income before impairment and restructuring charges and loss from early extinguishment of debt	1,034	1,120	1,428	765	879
Impairment and restructuring charges	355	143	99	99	396
Loss from early extinguishment of debt	—	56	383	281	4

Adjusted operating income	679	921	946	385	479
Add back Medicare outlier revenue	368	570	765	416	495

Operating income	$1,047	$1,491	$1,711	$801	$974

	Years ended May 31			Seven Months ended December 31
	2000	2001	2002	2001	2002
	(% of Net Operating Revenues)
Adjusted net operating revenues	100.0%	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries and benefits	40.8%	40.8%	40.7%	40.6%	40.3%
Supplies	14.4%	14.6%	14.9%	14.7%	15.1%
Provision for doubtful accounts	7.7%	7.4%	7.5%	8.0%	8.2%
Other operating expenses	22.9%	22.7%	21.5%	21.6%	22.1%
Depreciation	3.7%	3.7%	3.6%	3.7%	3.4%
Amortization	1.1%	1.1%	1.0%	1.1%	0.2%

Adjusted operating income before impairment and restructuring charges and loss from early extinguishment of debt	9.4%	9.8%	10.9%	10.3%	10.7%
Impairment and restructuring charges	3.2%	1.2%	0.8%	1.3%	4.8%
Loss from early extinguishment of debt	—	0.5%	2.9%	3.8%	—

Adjusted operating income	6.1%	8.0%	7.2%	5.2%	5.8%
Medicare outlier revenue	3.1%	4.4%	5.1%	5.0%	5.3%

Operating income	9.2%	12.4%	12.3%	10.2%	11.1%

        The table below shows certain selected historical operating statistics for our domestic general hospitals:

				Seven months ended December 31
	Years ended May 31
						Increase (Decrease)
	2000	2001	2002	2001	2002
Number of hospitals (at end of period)	110	111	116	116	114	(2	)(1)
Licensed beds (at end of period)	26,939	27,277	28,667	28,748	27,870	(3.1)%
Net inpatient revenues (in millions)(2)(4)	$7,029	$7,677	$9,140	$5,086	$5,695	12.0%
Net outpatient revenues (in millions)(2)	$3,394	$3,603	$4,108	$2,336	$2,648	13.4%
Admissions	936,142	939,601	1,001,036	566,454	592,503	4.6%
Equivalent admissions(3)	1,351,295	1,341,138	1,429,552	813,601	842,739	3.6%
Average length of stay (days)	5.2	5.3	5.3	5.3	5.3	—	(1)
Patient days	4,888,649	4,936,753	5,335,919	2,992,929	3,144,560	5.1%
Equivalent patient days(3)	6,975,306	6,956,539	7,516,306	4,240,038	4,411,780	4.1%
Utilization of licensed beds	46.8%	50.0%	51.6%	49.8%	52.4%	2.6	%(1)
Outpatient visits	9,276,372	9,054,117	9,320,743	5,308,580	5,413,841	2.0%
Net inpatient revenue per patient day(4)	$1,438	$1,555	$1,713	$1,699	$1,811	6.6%
Net inpatient revenue per admission(4)	$7,508	$8,170	$9,131	$8,979	$9,612	7.0%

(1)
The change is the difference between 2001 and 2002 amounts shown.

(2)
Net inpatient revenues and net outpatient revenues are components of net operating revenues.

(3)
Equivalent admissions/patient days represents actual admissions/patient days adjusted to include outpatient and emergency room services by multiplying actual admissions/patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the result by gross inpatient revenues.

(4)
Although our hospitals expect to receive some level of Medicare outlier revenue in future periods, as discussed earlier, if we had received no Medicare outlier revenue in the periods indicated net inpatient revenues, net inpatient revenue per patient day and net inpatient revenue per admission would have been as follows:

	Years ended May 31			Seven months ended December 31
	2000	2001	2002	2001	2002	Increase
	(Dollars in Millions)
Net inpatient revenues	$7,029	$7,677	$9,140	$5,086	$5,695	12.0%
Less Medicare outlier revenues	(368)	(570)	(765)	(416)	(495)	19.0%

Adjusted net inpatient revenues	$6,661	$7,107	$8,375	$4,670	$5,200	11.3%

Adjusted net inpatient revenue per patient day	$1,363	$1,440	$1,570	$1,560	$1,654	6.0%
Adjusted net inpatient revenue per admission	$7,115	$7,564	$8,366	$8,244	$8,776	6.5%

        The table below shows certain selected historical operating statistics for our continuing domestic general hospitals on a same-facility basis as of May 31, 2002 for the years ended May 31, 2001 and 2002, and as of December 31, 2002 for the seven-month periods ended December 31, 2001 and 2002:

	Years ended May 31		Seven months ended December 31
	2001	2002	2001	2002	Increase
Average licensed beds	26,712	26,563	26,787	26,930	0.5%
Patient days	4,891,119	5,075,670	2,914,978	3,039,684	4.3%
Admissions	929,778	952,202	553,783	573,287	3.5%
Outpatient visits	8,963,138	8,857,252	5,188,184	5,244,813	1.1%
Average length of stay (days)	5.3	5.3	5.3	5.3	—
Net inpatient revenue per patient day(1)	$1,559	$1,737	$1,717	$1,828	6.5%
Net inpatient revenue per admission(1)	$8,201	$9,259	$9,040	$9,693	7.2%

(1)
If we had received no Medicare outlier payments in the periods indicated, same-facility net inpatient revenue per day and net inpatient revenue per admission would have been as follows:

	Years ended May 31		Seven months ended December 31
	2001	2002	2001	2002	Increase
Net inpatient revenue per patient day	$1,559	$1,737	$1,717	$1,828	6.5%
Less Medicare outlier revenue per day	(116)	(145)	(140)	(159)	13.6%

Adjusted net inpatient revenue per patient day	$1,443	$1,592	$1,577	$1,669	5.8%

Net inpatient revenue per admission	8,201	9,259	9,040	9,693	7.2%
Less Medicare outlier revenue per admission	(609)	(775)	(740)	(842)	13.8%

Adjusted net inpatient revenue per admission	7,592	8,484	8,300	8,851	6.6%

        The table below shows the sources of net patient revenues for our domestic general hospitals, expressed as percentages of net patient revenues from all sources:

				Seven months ended December 31
	Years ended May 31
						Increase (Decrease)(1)
	2000	2001	2002	2001	2002
Medicare	32.6%	30.8%	31.8%	30.7%	30.7%	—
Medicaid	8.3%	8.2%	8.6%	8.1%	8.0%	(0.1)%
Managed care	40.7%	43.3%	43.9%	43.8%	46.2%	2.4%
Indemnity and other	18.4%	17.7%	15.7%	17.4%	15.1%	(2.3)%

(1)
The change is the difference between the 2001 and 2002 amounts shown.

        In comparing the seven-month period ended December 31, 2002 to the same period of 2001, total-facility admissions increased by 4.6%. Total-facility admissions for the year ended May 31, 2002 increased by 6.5% compared to 2001.

        On a total-facility basis, net inpatient revenue per admission for the seven-months ended December 31, 2002 increased 7.0%, and on a same-facility basis, it increased by 7.2% over the prior-year period. For the year ended May 31, 2002, on a total-facility basis, this statistic increased 11.8% over the prior year and on a same-facility basis, it increased by 12.9%. Those percentages reflect lower Medicare outlier revenue, offset by changes in payor classes. As mentioned earlier, our new pricing approach, combined with our voluntary changes to the method we use to calculate Medicare outlier payments, and the anticipated change in Medicare regulations for determining outlier payments, are expected to adversely impact our future revenues. For example, if we had received no Medicare outlier revenue, our net inpatient revenue per admission for the seven-month period ended December 31, 2002 would have increased by 6.5% instead of 7.0%. On a same-facility basis, the increase would have been 6.6% instead of 7.2% (see table on page 43 for our explanations of these adjusted performance measures).

        Outpatient surgery and outpatient diagnostic procedures continue to increase, while the home health business, which generates lower per-visit revenues, continues to decrease. We experienced a 1.1% increase in same-facility outpatient visits during the seven-month period ended December 31, 2002 compared to the same period a year ago. Net outpatient revenues increased by 13.4% on a total-facility basis and by 11.6% on a same-facility basis compared to the prior-year period. Net outpatient revenues on a total-facility basis increased by 6.2% during the years ended May 31, 2001 compared to 2000 and increased 14.0% during 2002 compared to 2001.

        Net operating revenues from the Company's other operations were $274 million and $257 million in the seven-month periods ended December 31, 2001 and 2002, respectively, and $748 million in fiscal 2000, $511 million in fiscal 2001 and $425 million in fiscal 2002. The decreases are primarily the result of terminations and contract expirations of unprofitable physician practices and sales of facilities other than general hospitals.

        Salaries and benefits expense as a percentage of net operating revenues was 38.5% in the seven-month period ended December 31, 2001 and 38.1% in the current period. Without outlier revenue the percentages would have been 40.6% and 40.3%. Salaries and benefits expense as a percentage of net operating revenues was 39.5% in the year ended May 31, 2000, 38.8% in 2001 and 38.4% in 2002. Without outlier revenue the percentages would have been 40.8%, 40.8% and 40.7%. (See table on page 42 for our explanations of these adjusted performance measures.) We have experienced and expect to continue to experience significant wage and benefit pressures created by the current nursing shortage throughout the country and escalating state-mandated nurse staffing ratios. Also, we are seeing an increase in labor union activity at our hospitals, particularly in California, in attempts to organize our employees. Approximately 8% of our employees were represented by labor unions as of March 31, 2003. As union activity continues to increase at our hospitals and as additional states enact new laws regarding nurse-staffing ratios, our salaries and benefits expense is likely to increase more rapidly than our net operating revenues. In May 2003, we entered into an agreement with the Service Employees International Union and the American Federation of Federal, State, County and Municipal Employees with respect to all of our California hospitals and two hospitals in Florida. The agreement is expected to streamline the contract negotiation process if employees choose to organize into collective bargaining units at a facility. The agreement provides a framework for pre-negotiated salaries and benefits at these hospitals, and includes a no-strike agreement by these organizations at our other facilities for up to three years.

        In March 2003, our board of directors approved a change in accounting for stock options granted to employees and directors from the intrinsic-value method to the fair-value method, as recommended by SFAS No. 123, effective for the new fiscal year ending December 31, 2003. Based on options granted through March 31, 2003, we estimate that this change will increase salaries and benefits expense by approximately $39 million each quarter throughout the 2003 calendar year.

        The transition method we have chosen to report this change in accounting is the retroactive-restatement method. As such, future presentations of periods with dates ending prior to January 1, 2003 will be restated to reflect the fair-value method of accounting, as if the change had been effective throughout those earlier periods. For example, the results of operations for the four quarters prior to the change will be restated to reflect additional salaries and benefits expense ranging between $33 million and $37 million each quarter.

        Supplies expense as a percentage of net operating revenues was 13.9% in the seven-month period ended December 31, 2001 and 14.2% in the current period. Without outlier revenue the percentages would have been 14.7% and 15.1%. (See table on page 42 for our explanations of these adjusted performance measures.). Supplies expense as a percentage of net operating revenues was 14.0% in the year ended May 31, 2000, 13.9% in 2001 and 14.1% in 2002. Without outlier payments the percentages would have been 14.4%, 14.6% and 14.9%. (See table on page 42 for our explanations of these adjusted performance measures.) We control supplies expense through improved utilization and by improving the supply chain process. We also utilize the group-purchasing and supplies-management services of Broadlane, Inc. Broadlane is a 67.3%-owned subsidiary that offers group-purchasing procurement strategy, outsourcing and e-commerce services to the health care industry.

        The provision for doubtful accounts as a percentage of net operating revenues was 7.6% in the seven-month period ended December 31, 2001 and 7.7% in the current period. Without outlier revenue the percentages would have been 8.0% and 8.2%. (See table on page 42 for our explanations of these adjusted performance measures.) The provision for doubtful accounts as a percentage of non-program patient revenues (that is, revenues from all sources other than Medicare and Medicaid) was 12.1% in the seven-month period ended December 31, 2001 and 12.4% in the current period. The provision for doubtful accounts as a percentage of net operating revenues was 7.5% in year ended May 31, 2000, 7.0% in 2001 and 7.1% in 2002. Without outlier payments the percentages would have been 7.7%, 7.4% and 7.5%. (See table on page 42 for our explanations of these adjusted performance measures.) We continue to focus on initiatives that improve cash flow, which include improving the process for collecting receivables, pursuing timely payments from all payors, and standardizing and improving contract terms, billing systems and the patient registration process. Accounts receivable days outstanding declined from 68.4 days at May 31, 2001 to 59.7 days at May 31, 2002 and increased to 62.8 days at December 31, 2002.

        Other operating expenses as a percentage of net operating revenues were 20.5% for the seven-month period ended December 31, 2001 and 20.8% for the current period. Without outlier revenue the percentages would have been 21.6% and 22.1%. (See table on page 42 for our explanations of these adjusted performance measures.) Other operating expenses as a percentage of net operating revenues were 22.1% in year ended May 31, 2000, 21.6% in 2001 and 20.3% in 2002. Without outlier revenue the percentages would have been 22.9%, 22.7% and 21.5%. (See table on page 42 for our explanations of these adjusted performance measures.) Included in other operating expenses is malpractice expense of $115 million in the seven-month period ended December 31, 2001 and $270 million in the current period. Malpractice expense was $120 million in the year ended May 31, 2000, $144 million in 2001 and $240 million in 2002. We continue to experience unfavorable pricing and availability trends in the professional and general liability insurance markets and increases in the size of claim settlements and awards in this area. We expect this trend to deteriorate further unless meaningful tort reform legislation is enacted. Our current coverage expires on May 31, 2003, but we anticipate having a new insurance program in place by then. We believe our future coverage will be more costly and may require us to assume more of these risks.

        The $270 million of malpractice expense for the seven-month period ended December 31, 2002 includes charges of (1) approximately $36 million as a result of lowering the discount rate used from 7.5% to 4.61% at December 31, 2002, (2) $29 million due to an increase in reserves at our majority-owned insurance subsidiary—Hospital Underwriting Group—as a result of an increase in the average cost of claims being paid by this subsidiary, and (3) $86 million to increase our self-insured retention reserves which are also due to a significant increase in the average cost of claim settlements and awards. The 7.5% rate was based on our average cost of borrowings. The 4.61% rate is based on a risk-free, Federal Reserve 10-year maturity composite rate for a period that approximates our estimated claims payout period.

        In addition, the aggregate amount of claims reported to Hospital Underwriting Group for the year ended May 31, 2001 are approaching the $50 million aggregate policy limit for that year. Once the aggregate limit is exhausted for the policy year, we will bear the first $25 million of loss before any excess insurance coverage would apply.

        Physicians, including those who practice at some of our hospitals, face similar increases in malpractice insurance premiums and limitations on availability, which could result in lower admissions to our hospitals.

        Depreciation expense was $273 million in the seven-month period ended December 31, 2001 and $284 million in the current period. Depreciation and amortization expense was $533 million in the year ended May 31, 2000, $554 million in 2001 and $604 million in 2002. The increases were primarily due to increased capital expenditures, acquisitions, and the opening of new hospitals in fiscal 2001 and 2002.

        Goodwill amortization expense was $59 million before taxes in the seven-months ended December 31, 2001. As a result of adopting a new accounting standard for goodwill and other intangible assets, we stopped amortizing goodwill on June 1, 2002.

        In addition to the cessation of goodwill amortization, the new accounting standards require initial transition tests for goodwill impairment and call for subsequent impairment tests at least annually. In accordance with the new standards, we completed the initial transitional impairment evaluation by November 30, 2002 and as determined by this initial evaluation a transition impairment charge was not required. Because of the change in our fiscal year-end and recent changes in our business environment, particularly those related to changes in our method of calculating Medicare outlier payments and proposed changes in government policies regarding Medicare outlier payments, we completed an additional goodwill impairment evaluation as of December 31, 2002 and determined that an impairment charge was not required as of that date either. However, because our reporting units (as defined under SFAS No. 142) will change, due to the consolidation of our operating divisions and regions (announced in March and described on page 3), we recorded a goodwill impairment charge of approximately $187 million in March 2003 related to our Central-Northeast Region.

        Our estimates of future cash flows from these assets or asset groups were based on assumptions and projections that we believe to be reasonable and supportable. The fair value estimates of our long-lived assets were derived from either independent appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows.

        In March 2003, we announced a plan to dispose of or consolidate 14 general hospitals that no longer fit our core operating strategy of building and maintaining competitive networks of quality hospitals in major markets. Four of the ten general hospitals for which we recorded impairment charges in the seven months ended December 31, 2002 are part of that plan. We recorded additional impairment charges of approximately $61 million in March 2003 as a loss on the disposals of this asset group, primarily for the write-down of long-lived assets and goodwill allocated to these disposed businesses to estimated fair values, less costs to sell, at six of the facilities, using the relative fair-value method. The carrying values of the remaining facilities are less than their estimated fair values.

        As previously disclosed, we anticipate selling 11 of the hospitals by the end of the calandar year. We will cease operations at one hospital when the long-term lease expires in August 2003. We plan to sell, consolidate or close two other hospitals. We intend to use the proceeds from the divestitures to repurchase common stock and repay indebtedness. These hospitals reported net operating revenues of $953 million for the 12-month period ended December 31, 2002. The income from operations of the asset group was $105 million for the same period.

        We begin our process of determining if our long-lived assets are impaired (other than those related to the elimination of duplicate facilities or excess capacity) by reviewing the historical and projected cash flows of each facility. Facilities whose cash flows are negative and/or trending significantly downward on this basis are selected for further impairment analysis. Future cash flows (undiscounted and without interest charges) for these selected facilities are estimated over the expected useful life of the facility, taking into account patient volumes, our analyses of expected changes in growth rates for revenues and expenses, changes in payor mix, changes in certain managed-care contract terms and the effect of projected reductions in Medicare outlier payments and other Medicare reimbursement and other payor payment patterns, which assumptions vary by type of facility. Over the past several years these factors have caused significant declines in cash flows at certain facilities such that estimated future cash flows were deemed inadequate to recover the carrying values of the related long-lived assets. Continued deterioration of operating results for certain of our physician practices also led to impairment and restructuring charges. Impairment charges have resulted in subsequent minor reductions in depreciation and amortization expense.

        In addition to striving to continually improve our portfolio of general hospitals through acquisitions, we, at times, divest hospitals that are not essential to our strategic objectives. For the most part, these facilities are not part of an integrated delivery system. The size and performance of these facilities vary, but on average they are smaller, with lower margins. Such divestitures allow us to concentrate on markets in which we already have a strong presence.

        Over the past several years, our subsidiaries have employed or entered into at-risk management agreements with physicians. A significant percentage of these physician practices were acquired as part of large hospital acquisitions or through the formation of integrated health care delivery systems. Many of these physician practices, however, were not profitable. During the latter part of fiscal 1999, we undertook the process of evaluating our physician strategy and began to develop plans to divest, terminate or allow to expire a number of our existing unprofitable physician contracts. During the year ended May 31, 2000, our management, with the authority to do so, authorized the termination, divesture or expiration of the contractual relationships with approximately 50% of our contracted physicians. The termination, divesture or expiration of additional unprofitable physician contracts similarly was authorized in the year ended May 31, 2001. As of May 31, 2002 we had exited most of the unprofitable contracts that management had authorized be terminated or allowed to expire.

        In December 2002, we recorded impairment charges of $383 million for the write-down of long-lived assets to their estimated fair values at ten general hospitals, one psychiatric hospital and other properties which represent the lowest level of identifiable cash flows that are independent of other asset-group cash flows. We recognized the impairment of these long-lived assets because events or changes in circumstances indicated that the carrying amount of the assets or groups of assets might not be fully recoverable from estimated future cash flows. The facts and circumstances leading to that conclusion include: (1) our analyses of expected changes in growth rates for revenues and expenses and changes in payor mix, changes in certain managed-care contract terms, and (2) the effect of projected reductions in Medicare outlier payments on net operating revenues and operating cash flows.

        The $64 million charge for impairment of investment securities in the seven months ended December 31, 2002 relates to our decision in November 2002 to sell our investment of 8,301,067 shares of common stock in Ventas, Inc. We sold the shares on December 20, 2002 for $86 million. Because the fair value of the shares at November 30, 2002 was less than their cost basis and because we did not expect the fair value of the shares to recover prior to the expected time of sale, we recorded the impairment charge in November 2002.

        During the year ended May 31, 2002 we recorded impairment and restructuring charges of $99 million, primarily relating to the planned closure of two general hospitals and the sales of certain other health care businesses. The impairment and restructuring charges included the write-downs of $39 million for property and equipment, $13 million for goodwill and $24 million for other assets. The principal elements of the balance of the charges are $7 million in lease cancellation costs, $5 million in severance costs related to the termination of 691 employees, $2 million in legal costs and settlements and $9 million in other exit costs. We decided to close these hospitals because they were operating at a loss and were not essential to our strategic objectives.

        During the seven-month period ended December 31, 2002, we recorded restructuring charges of $13 million primarily for consulting fees and severance and employee relocation costs incurred in connection with changes in our senior executive management team. We expect to incur additional restructuring costs as we move forward with our plans to reduce our operating expenses.

        Costs remaining in accrued liabilities at December 31, 2002 for impairment and restructuring charges include $43 million primarily for lease cancellations, $9 million in severance and other related costs, $7 million for unfavorable lease commitments and $4 million in estimated costs to buy out unprofitable physician contracts.

        The $143 million of impairment and restructuring charges recorded in the year ended May 31, 2001 included $98 million related to the completion of our program to divest, terminate or allow to expire the unprofitable physician contracts mentioned above. That was the final charge for this program. Additional charges of $45 million were related to asset impairment write-downs for the closure of one hospital and certain other health care businesses. The total charge consists of $55 million in impairment write-downs of property, equipment and other assets to estimated fair values and $88 million for expected cash disbursements related to costs of terminating unprofitable physician contracts, severance costs, lease cancellation and other exit costs. The impairment charge consists of $29 million for the write-down of property and equipment and $26 million for the write-down of other assets. The principal elements of the balance of the charges are $56 million for the buyout of unprofitable physician contracts, $6 million in severance costs related to the termination of 322 employees, $3 million in lease cancellation costs and $23 million in other exit costs.

        The $355 million of charges recorded in the year ended May 31, 2000 include $177 million relating to the divestiture or termination of unprofitable physician contracts and $178 million relating to the closure or planned sale of five general hospitals and other property and equipment.

        Interest expense, net of capitalized interest, was $209 million in the seven-months ended December 31, 2001 and $147 million in the current period. Interest expense, net of capitalized interest, was $479 million in the year ended May 31, 2000, $456 million in 2001 and $327 million in 2002. The decreases were due to decreases in interest rates and the reduction of debt. From May 31, 2002 to December 31, 2002, we reduced our debt balance by $99 million. During the years ended May 31, 2001 and 2002, we refinanced most of our then-existing publicly traded debt with new publicly traded debt at lower rates, doubling the average maturity of such debt from five years to more than 10 years.

        In connection with the refinancing of debt, we recorded extraordinary charges from early extinguishment of debt in the amounts of $56 million in the year ended May 31, 2001 and $383 million in the year ended May 31, 2002 (which includes $281 million in the seven-month period ended December 31, 2001). Under the provisions of Statement of Financial Accounting Standards No. 145, issued by the Financial Accounting Standards Board in April 2002 and adopted by us as of June 1, 2002, these extraordinary charges have been reclassified in the prior periods presented herein on a pretax basis as part of income from continuing operations. The new standard generally eliminates the previous requirement to report gains or losses from early extinguishment of debt as extraordinary items, net of taxes, in the income statement.

        Investment earnings were earned primarily from notes receivable and investments in debt and equity securities.

        Fluctuations in minority interests are primarily related to the changes in profitability of certain of these majority-owned subsidiaries.

        The $49 million net gains from sales of facilities and other long-term investments in the year ended May 31, 2000 comprises $50 million in gains on sales of 17 general hospitals, three long-term-care facilities and various other businesses, and $61 million in gains from sales of investments in Internet-related health care ventures, offset by $62 million in net losses from sales of other investments. The $28 million net gains in the year ended May 31, 2001 comprise gains from sales of investments in various health care ventures. There were no such gains or losses in fiscal 2002 or the seven-month periods ended December 31, 2001 and 2002.

        Our tax rate before the effect of impairment and restructuring charges and the loss from early extinguishment of debt was 41.2% for the seven months ended December 31, 2001 and 39.0% in the current seven-month period. The tax rates for the years ended May 31, 2000, 2001 and 2002 were 38.4%, 40.2% and 41.3%, respectively. The decline in the tax rates from the 2001 seven-month period to the 2002 seven-month period is primarily due to the cessation of non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

        Our liquidity for the seven-month period ended December 31, 2002 and for the year ended May 31, 2002 was derived primarily from net cash provided by operating activities, proceeds from the sales of new senior notes, and borrowings under our unsecured revolving credit agreement. The revolving credit agreements allow us to borrow, repay and reborrow up to $2.0 billion prior to March 1, 2003 and $1.5 billion prior to March 1, 2006. Our 364-day revolving credit agreement for $500 million expired on February 28, 2003. It was undrawn and was not renewed.

        Net cash provided by operating activities for the seven-month periods ended December 31, 2001 and 2002 was $1.1 billion in each period. Net cash provided by operating activities for the years ended May 31, 2000, 2001 and 2002 was $869 million, $1.8 billion and $2.3 billion, respectively. Although our hospitals expect to receive some level of Medicare outlier revenue in future periods, as discussed earlier, if we had received no Medicare outlier revenue during the periods, net cash provided by operating activities would have been $495 million less for the seven months ended December 31, 2002 and $416 million less for the same period a year ago.

        During the seven months ended December 31, 2002, proceeds from borrowings under our revolving credit agreements amounted to $1.3 billion. Loan payments under the credit agreements were $1.5 billion.

        Cash proceeds from the sale of new 5% Senior Notes were $395 million in the seven months ended December 31, 2002. We used the proceeds to redeem at par the $282 million balance of our 6% Exchangeable Subordinated Notes and to retire existing bank loans under the credit agreements.

        In January 2003, we sold $1 billion of new 7 3/8% Senior Notes due 2013. We used the proceeds to repay indebtedness outstanding under our credit agreements and for general corporate purposes. These new senior notes are unsecured and rank equally with all of our other unsecured senior indebtedness and are redeemable at any time at our option with a redemption premium calculated at the time of redemption. With this transaction and other similar transactions in the past two years, the maturities of $2.6 billion of our long-term debt fall between the fiscal years ending December 31, 2011 and 2013. An additional $450 million is not due until 2031. We have no significant long-term debt that becomes due until March 1, 2006.

        We believe that future cash provided by operating activities, the availability of credit under the credit agreement, and, depending on capital market conditions, other borrowings should be adequate to meet known debt service requirements. It should also be adequate to finance planned capital expenditures, acquisitions and other presently known operating needs over the next three years.

        We are currently involved in significant investigations and legal proceedings. (See Part I. Item 3. Legal Proceedings beginning on page 19 for a description of these matters.) Although we cannot presently determine the timing or the amounts of any potential liabilities resulting from the ultimate resolutions of these investigations and lawsuits, we will incur significant costs in defending them and their outcomes could have a material adverse effect on our liquidity, financial position and results of operations.

        During the years ended May 31, 2001 and 2002, we expended $556 million and $4.1 billion, respectively, to purchase $514 million and $3.7 billion principal amounts, respectively, of our senior and senior subordinated notes. The expenditures include payments for premiums and transaction costs.

        During the years ended May 31, 2000, 2001 and 2002, we received net proceeds from the sales of facilities, long-term investments and other assets of $764 million, $132 million and $28 million, respectively.

        Capital expenditures were $490 million in the seven months ended December 31, 2002, compared to $472 million in the corresponding period in 2001. Capital expenditures were $619 million in the year ended May 31, 2000, $601 million in 2001 and $889 million in 2002. We expect the level of capital expenditures in the near-term future to be somewhat lower. Our capital expenditures primarily relate to the development of integrated health care systems in selected geographic areas focusing on core services such as cardiology, orthopedics and neurosurgery, the design and construction of new buildings, expansion and renovation of existing facilities, equipment and systems additions and replacements, introduction of new medical technologies and various other capital improvements.

        During the seven-month periods ended December 31, 2001 and 2002, we spent $324 million and $27 million, respectively, for purchases of new businesses, net of cash acquired. During the years ended May 31, 2000, 2001 and 2002, we spent $38 million, $29 million and $324 million, respectively, for purchases of new businesses, net of cash acquired.

        During the year ended May 31, 2002, the Parent's board of directors authorized the repurchase of up to 30 million shares of its common stock to offset the dilutive effect of employee stock option exercises. On July 24, 2002, the board of directors authorized the repurchase of up to an additional 20 million shares of stock, not only to offset the dilutive effect of anticipated employee stock option exercises, but also to enable us to take advantage of opportunistic market conditions. On December 11, 2002, the board of directors authorized the use of net cash flows from operating activities after August 31, 2002, less capital expenditures, plus proceeds from asset sales (which includes the anticipated proceeds from the sales of the general hospitals whose planned divestitures we announced in March 2003) to repurchase up to 30 million shares of Parent's common stock (which includes 13,763,900 shares that remained under the previous authorizations). During the year ended May 31, 2002 and the seven months ended December 31, 2002, we repurchased a total of 36,263,100 shares for approximately $1.2 billion at an average cost of $33.53 per share. Through March 31, 2003, we have repurchased a total of 42,263,100 shares for approximately $1.3 billion at an average cost of $31.36 per share. As of March 31, 2003, we had a cumulative total of $120 million available for future share repurchases, of which amount $98 million was committed to purchase shares under a 10b5-1 plan between April 12 and May 15, 2003. The repurchased shares are held as treasury stock.

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

        Our existing credit agreement and the indentures governing our senior and senior subordinated notes contain affirmative, negative and financial covenants which have, among other requirements, limitations on (1) liens, (2) consolidations, merger or the sale of all or substantially all assets unless no default exists and, in the case of a consolidation or merger, the surviving entity assumes all of our obligations under the credit agreements, and (3) subsidiary debt. The covenants also provide that we may declare and pay a dividend and purchase our common stock so long as no default exists and our leverage ratio is less than 3.5-to-1. The leverage ratio is defined in the credit agreement as the ratio of our consolidated total debt to consolidated operating income plus the sum of depreciation, amortization, impairment and other unusual charges. This leverage ratio was 1.34 at December 31, 2002. The credit agreement was amended March 1, 2003 to change our leverage covenant from a maximum ratio of 3.0-to-1 to 2.5-to-1. The amendment also requires us to maintain specified levels of net worth ($3.7 billion at December 31, 2002) and a fixed-charge coverage greater than 2.0-to-1. At December 31, 2002, our fixed-charge coverage was 6.3-to-1. We are in compliance with all of our loan covenants.

        Our obligations to make future cash payments under contracts (such as debt and lease agreements) and under contingent commitments (such as debt guarantees and standby letters of credit) are summarized in the table below, as of December 31, 2002:

		Years ending December 31
	Total	2003	2004	2005	2006	2007	Later Years
	(Dollars in Millions
Long-term debt	$3,941	$43	$5	$25	$1,384	$403	$2,081
Capital lease obligations	46	4	14	1	1	20	6
Long-term operating leases	790	198	131	100	85	78	198
Standby letters of credit and guarantees	169	101	5	3	60	—	—

Total	$4,946	$346	$155	$129	$1,530	$501	$2,285

CRITICAL ACCOUNTING POLICIES

        In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America, we must use estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base the estimates on historical experience and on assumptions that we believe to be reasonable, given particular circumstances. Actual results may vary from those estimates.

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

  •
  accounting for income taxes

  •
  provisions for doubtful accounts

  REVENUE RECOGNITION

        We recognize net operating revenues in the period in which services are performed. Net operating revenues consist primarily of net patient service revenues that are recorded based on established billing rates (i.e., gross charges), less estimated discounts for contractual allowances (principally for patients covered by Medicare, Medicaid and managed-care and other health plans).

        The discounts for Medicare and Medicaid contractual allowances are based primarily on prospective payment systems. Discounts for retrospectively cost-based revenues, which were more prevalent in earlier periods, are estimated based on historical and current factors and are adjusted in future periods when settlements of filed cost reports are received. Final settlements under these programs are subject to adjustment based on administrative review and audit by third parties, which can take several years to resolve completely. Because the laws and regulations governing the Medicare and Medicaid programs are ever-changing and complex, the estimates recorded by the Company could change by material amounts. We record adjustments to our previously recorded contractual allowances in future periods as final settlements of Medicare and Medicaid cost reports are determined. Adjustments related to final settlements increased revenues in each of the years ended May 31, 2000, 2001 and 2002 by $103 million, $4 million and $36 million, respectively, and by $8 million and $5 million in the seven-month periods ended December 31, 2001 and 2002.

        Revenues under managed-care health plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues also are subject to review and possible audit by the payors.

        Management believes that adequate provision has been made for any adjustments that may result from final determination of amounts earned under all the above arrangements. There are no known material claims, disputes or unsettled matters with any payors that are not adequately provided for in the accompanying consolidated financial statements.

  ACCRUALS FOR GENERAL AND PROFESSIONAL LIABILITY RISKS

        Through May 31, 2002, we insured substantially all of our professional and comprehensive general liability risks in excess of self-insured retentions through a majority-owned insurance subsidiary—Hospital Underwriting Group—under a mature claims-made policy with a 10-year discovery period. These self-insured retentions were $1 million per occurrence for years ended May 31, 1996 through May 31, 2002, and in prior years varied by hospital and by policy period from $500,000 to $5 million per occurrence. Hospital Underwriting Group's retentions covered the next $2 million per occurrence. Claims in excess of $3 million per occurrence were, in turn, reinsured with major independent insurance companies. Effective June 1, 2002, we formed a new insurance subsidiary. This subsidiary insures these risks under a first-year only claims-made policy, and, in turn, reinsures its risks in excess of $5 million per occurrence with major independent insurance companies. Subsequent to May 31, 2002, our retention limit is $2 million. Our new subsidiary's retention covers the next $3 million.

        In addition to the reserves recorded by the above insurance subsidiaries, we maintain reserves based on actuarial estimates by an independent third party for the portion of our professional liability risks, including incurred but not reported claims, for which we do not have insurance coverage. Reserves for losses and related expenses are estimated using expected loss-reporting patterns and are discounted to their present value under a risk-free rate approach using a Federal Reserve 10-year maturity composite rate that corresponds to our claims payout period. There can be no assurance that the ultimate liability will not exceed such estimates. Adjustments to the reserves are included in results of operations in the periods when such amounts are determined. These costs are included in other operating expenses.

  IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

        We evaluate our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows. Measurement of the amount of the impairment, if any, may be based on independent appraisals, established market values of comparable assets or estimates of future net cash flows expected to result from the use and ultimate disposition of the asset. The estimates of these future cash flows are based on assumptions and projections believed by management to be reasonable and supportable. They require management's subjective judgments and take into account assumptions about revenue and expense growth rates. These assumptions may vary by type of facility.

        In general, long-lived assets to be disposed of are reported at the lower of their carrying amounts or fair values less costs to sell or close. In such circumstances, our estimates of fair value are usually based on independent appraisals, established market prices for comparable assets or internal calculations of estimated future cash flows.

        Goodwill represents the excess of costs over the fair value of assets of businesses acquired. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, that we adopted on June 1, 2002, goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are subject to impairment tests performed at least annually. For goodwill, the test is performed at the reporting unit level as defined by SFAS No. 142. If we find the carrying value of goodwill to be impaired, or if the carrying value of a business that is to be sold or otherwise disposed of exceeds its fair value, then we must reduce the carrying value, including any allocated goodwill, to fair value.

  ACCOUNTING FOR INCOME TAXES

        We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

        Developing our provision for income taxes and analysis of potential tax exposure items requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. Our judgments and tax strategies are subject to audit by various taxing authorities. While we believe we have provided adequately for our income tax liabilities in our consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on our consolidated financial condition and results of operations.

  PROVISIONS FOR DOUBTFUL ACCOUNTS

        We provide for accounts receivable that could become uncollectible in the future by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable and our historical collection experience by hospital and for each type of payor.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURES ABOUT MARKET RISK

        The table below presents information about certain of our market-sensitive financial instruments as of December 31, 2002. The fair values were determined based on quoted market prices for the same or similar instruments. We are exposed to interest rate changes on our variable rate long-term debt. A 1% change in interest rates on that debt would have resulted in changes in net income of approximately $4 million in the seven-month period ended December 31, 2002.

        We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.

	Maturity Date, Year ending December 31
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Fixed-rate long-term debt	$47	$19	$26	$555	$423	$2,087	$3,157	$2,812
Average interest rates	9.7%	10.9%	8.5%	5.4%	5.3%	6.6%	6.3%	—
Variable-rate long-term debt	—	—	—	$830	—	—	$830	$830
Average interest rates	—	—	—	2.6%	—	—	2.6%	—

        At December 31, 2002, we had no significant long-term, market-sensitive investments. Our market risk associated with our investments in debt securities classified as a current asset is substantially mitigated by the frequent turnover of the portfolio.

        We have no affiliation with partnerships, trusts or other entities (sometimes referred to as special-purpose or variable-interest entities) whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements. Thus, we have no exposure to the financing, liquidity, market or credit risks associated with such entities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

To Our Shareholders:

        The management of Tenet Healthcare Corporation (together with its subsidiaries, "Tenet") is responsible for the preparation, integrity and objectivity of Tenet's consolidated financial statements and all other information in this transition report for the seven-month period ended December 31, 2002. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, accordingly, include certain amounts that are based on management's informed judgment and best estimates.

        Tenet maintains a comprehensive system of internal accounting controls to assist management in fulfilling its responsibility for financial reporting. These controls are supported by the careful selection and training of qualified personnel and an appropriate division of responsibilities. Management believes that these controls provide reasonable assurance that assets are safeguarded from loss or unauthorized use and that Tenet's financial records are a reliable basis for preparing the consolidated financial statements.

        The audit committee of the board of directors (the "board"), comprised solely of directors who (1) are neither current nor former officers or employees, (2) otherwise meet the independence standards set forth in Tenet's corporate governance principles, and (3) the board has determined are "independent" as that term is defined by the New York Stock Exchange, meets regularly with Tenet's management, internal auditors and independent certified public accountants to review matters relating to financial reporting (including the quality of accounting principles), internal accounting controls and auditing. The independent accountants and the internal auditors report to the audit committee and have direct and confidential access to the audit committee at all times to discuss the results of their audits.

        Tenet's independent certified public accountants, selected and engaged by the audit committee of the board, perform periodic audits of the consolidated financial statements of the Company in accordance with auditing standards generally accepted in the United States of America. These standards require a consideration of the system of internal controls and tests of transactions to the extent deemed necessary by the independent certified public accountants for purposes of supporting their opinion as set forth in their independent auditors' report. Their report expresses an independent opinion on the fairness of presentation of the consolidated financial statements.

Stephen D. Farber Chief Financial Officer	Raymond L. Mathiasen Executive Vice President, Chief Accounting Officer

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Tenet Healthcare Corporation:

        We have audited the accompanying consolidated balance sheets of Tenet Healthcare Corporation and subsidiaries as of May 31, 2001 and 2002 and December 31, 2002, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended May 31, 2002 and for the seven-month transition period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule included in Part IV of the Form 10-K. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tenet Healthcare Corporation and subsidiaries as of May 31, 2001 and 2002 and December 31, 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2002 and for the seven-month transition period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2H to the consolidated financial statements, effective June 1, 2002, the Company changed its method of accounting for goodwill.

KPMG LLP

Los Angeles, California
May 14, 2003

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Dollars in Millions

	May 31
			December 31 2002
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$62	$38	$210
Investments in debt securities	104	100	85
Accounts receivable, less allowance for doubtful accounts ($333 at May 31, 2001; $315 at May 31, 2002; and $350 at December 31, 2002)	2,386	2,425	2,590
Inventories of supplies, at cost	214	231	241
Deferred income taxes	155	199	245
Other current assets	305	401	421

Total current assets	3,226	3,394	3,792

Investments and other assets	395	363	185
Property and equipment, at cost less accumulated depreciation and amortization	5,976	6,585	6,359
Goodwill	3,265	3,289	3,260
Other intangible assets, at cost, less accumulated amortization ($90 at May 31, 2001; $107 at May 31, 2002; and $110 at December 31, 2002)	133	183	184

	$12,995	$13,814	$13,780

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$25	$99	$47
Accounts payable	775	968	898
Accrued compensation and benefits	476	591	555
Accrued interest payable	132	59	24
Income taxes payable	—	34	213
Other current liabilities	758	833	644

Total current liabilities	2,166	2,584	2,381

Long-term debt, net of current portion	4,202	3,919	3,872
Other long-term liabilities and minority interests	994	1,003	1,278
Deferred income taxes	554	689	526
Commitments and contingencies
Shareholders' equity:
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 493,833,000 shares issued at May 31, 2001, 512,354,001 shares issued at May 31 2002 and 515,633,555 shares issued at December 31, 2002	25	26	26
Additional paid-in capital	2,898	3,367	3,483
Accumulated other comprehensive loss	(44)	(44)	(15)
Retained earnings	2,270	3,055	3,514
Less common stock in treasury, at cost, 5,632,062 at May 31, 2001; 23,812,812 shares at May 31, 2002; 41,895,162 shares at December 31, 2002	(70)	(785)	(1,285)

Total shareholders' equity	5,079	5,619	5,723

	$12,995	$13,814	$13,780

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Dollars in Millions, Except Per-Share Amounts

	Years ended May 31			Seven months ended December 31
	2000	2001	2002	2001	2002
				(unaudited)
Net operating revenues	$11,414	$12,053	$13,913	$7,832	$8,743
Operating expenses:
Salaries and benefits	4,508	4,680	5,346	3,012	3,327
Supplies	1,595	1,677	1,960	1,092	1,245
Provision for doubtful accounts	851	849	986	594	676
Other operating expenses	2,525	2,603	2,824	1,602	1,819
Depreciation	411	428	472	273	284
Goodwill amortization	94	99	101	59	—
Other amortization	28	27	31	19	18
Impairment of goodwill and long-lived assets and restructuring charges	355	143	99	99	396
Loss from early extinguishment of debt	—	56	383	281	4

Operating income	1,047	1,491	1,711	801	974

Interest expense	(479)	(456)	(327)	(209)	(147)
Investment earnings	22	37	32	20	14
Minority interests	(21)	(14)	(38)	(22)	(19)
Net gains on sales of facilities and long-term investments	49	28	—	—	—
Impairment of investment securities	—	—	—	—	(64)

Income before income taxes	618	1,086	1,378	590	758

Income taxes	(278)	(443)	(593)	(262)	(299)
Income from continuing operations, before discontinued operations and cumulative effect of accounting change	340	643	785	328	459
Discontinued operations, net of taxes	(19)	—	—	—	—
Cumulative effect of accounting change, net of taxes	(19)	—	—	—	—

Net income	$302	$643	$785	$328	$459

Earnings (loss) per common share and common equivalent share
Basic
Continuing operations	$0.73	$1.34	$1.60	$0.67	$0.95
Discontinued operations	(0.04)	—	—	—	—
Cumulative effect of accounting change	(0.04)	—	—	—	—

	$0.65	$1.34	$1.60	$0.67	$0.95

Diluted
Continuing operations	$0.72	$1.31	$1.56	$0.65	$0.93
Discontinued operations	(0.04)	—	—	—	—
Cumulative effect of accounting change	(0.04)	—	—	—	—

	$0.64	$1.31	$1.56	$0.65	$0.93

Weighted average shares and dilutive securities outstanding (in thousands):
Basic	467,970	479,621	489,717	489,046	484,877
Diluted	472,377	490,728	502,899	502,959	493,530

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Dollars in Millions, Share Amounts in Thousands

	Shares Outstanding	Issued Par Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balances, May 31, 1999	466,536	$24	$2,510	$77	$1,329	$(70)	$3,870
Net income					302		302
Other comprehensive loss				(147)			(147)
Issuance of common stock	1,833		20				20
Stock options exercised, including tax benefit	1,821		25				25
Redemption of shareholder rights					(4)		(4)

Balances, May 31, 2000	470,190	$24	$2,555	$(70)	$1,627	$(70)	$4,066
Net income					643		643
Other comprehensive income				26			26
Issuance of common stock	840	1	15				16
Stock options exercised, including tax benefit	17,171		328				328

Balances, May 31, 2001	488,201	$25	$2,898	$(44)	$2,270	$(70)	$5,079
Net income					785		785
Other comprehensive income				—			—
Issuance of common stock	692		21				21
Stock options exercised, including tax benefit	17,829	1	448				449
Repurchases of common stock	(18,181)					(715)	(715)

Balances, May 31, 2002	488,541	$26	$3,367	$(44)	$3,055	$(785)	$5,619
Net income					459		459
Other comprehensive income				29			29
Issuance of common stock	376	—	36				36
Stock options exercised, including tax benefit	2,903	—	80				80
Repurchases of common stock	(18,082)					(500)	(500)

Balances, December 31, 2002	473,738	$26	$3,483	$(15)	$3,514	$(1,285)	$5,723

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

	Years ended May 31			Seven months ended December 31
	2000	2001	2002	2001	2002
				(unaudited)
Net income	$302	$643	$785	$328	$459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	533	554	604	351	302
Provision for doubtful accounts	851	849	986	594	676
Impairments and restructuring charges	355	143	99	99	460
Income tax benefit related to stock option exercises	3	74	176	49	37
Deferred income taxes	2	48	90	19	(255)
Loss from early extinguishment of debt	—	56	383	281	4
Other items	19	(1)	46	28	44
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses and sales of facilities:
Accounts receivable	(1,139)	(735)	(1,075)	(654)	(841)
Inventories of supplies and other current assets	51	45	(104)	(86)	(26)
Income taxes payable	41	54	51	93	208
Accounts payable, accrued expenses and other current liabilities	(56)	237	332	28	(195)
Other long-term liabilities	17	(20)	19	16	271
Net expenditures for discontinued operations and restructuring charges	(110)	(129)	(77)	(33)	(18)

Net cash provided by operating activities	$869	$1,818	$2,315	$1,113	$1,126

Cash flows from investing activities:
Purchases of property and equipment	(619)	(601)	(889)	(472)	(490)
Purchases of new businesses, net of cash acquired	(38)	(29)	(324)	(324)	(27)
Proceeds from sales of facilities, long-term investments and other assets	764	132	28	15	6
Other items, including expenditures related to prior-year purchases of new businesses	(143)	(76)	(42)	(42)	122

Net cash used in investing activities	(36)	(574)	(1,227)	(823)	(389)

Cash flows from financing activities:
Proceeds from borrowings	1,298	992	4,394	2,883	1,332
Sale of new senior notes	—	395	2,541	1,925	395
Repurchases of senior, senior subordinated and exchangeable subordinated notes	—	(556)	(4,063)	(3,052)	(282)
Payments of borrowings	(2,085)	(2,389)	(3,513)	(1,907)	(1,551)
Repurchases of common stock	—	—	(715)	(246)	(500)
Proceeds from exercise of stock options	25	254	273	99	43
Proceeds from sales of common stock	20	15	21	—	15
Other items	15	(28)	(50)	8	(17)

Net cash used in financing activities	(727)	(1,317)	(1,112)	(290)	(565)

Net increase (decrease) in cash and cash equivalents	106	(73)	(24)	—	172
Cash and cash equivalents at beginning of period	29	135	62	62	38

Cash and cash equivalents at end of period	$135	$62	$38	$62	$210

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1     BASIS OF PRESENTATION

        The accounting and reporting policies of Tenet Healthcare Corporation (together with its subsidiaries referred to as "Tenet," the "Company," "we" or "us") conform to accounting principles generally accepted in the United States of America and prevailing practices for investor-owned entities within the health care industry. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

        As previously announced on March 18, 2003, our board of directors approved a change in our fiscal year. Instead of a fiscal year ending on May 31, we will now have a fiscal year that coincides with the calendar year, effective December 31, 2002. As a result of this change, our audited consolidated statements of income, cash flows and changes in shareholders' equity presented herein include the seven-month transition period ended December 31, 2002 and each of the three previous fiscal years ended May 31, 2000, 2001 and 2002. For comparative purposes only, we also include unaudited information for the seven-month period ended December 31, 2001.

        Certain prior-year balances in the accompanying consolidated financial statements have been reclassified to conform to the current period's presentation of financial information. These reclassifications have no impact on total assets, liabilities, shareholders' equity, net income or cash flows. Our operating results for the seven-month period ended December 31, 2002 are not necessarily indicative of the results we would have had for a full twelve months. Reasons for this include overall revenue and cost trends, impairment charges, fluctuations in revenue allowances, revenue discounts and quarterly tax rates, the timing and magnitude of price changes, changes in Medicare regulations, our adoption of a new method for calculating Medicare outlier payments effective January 1, 2003, acquisitions and disposals of facilities and other assets, and changes in occupancy levels and patient volumes. Factors that affect patient volumes include seasonal cycles of illness, climate and weather conditions, vacation patterns of hospital patients and their admitting physicians, and other factors related to the timing of elective hospital procedures.

NOTE 2     SIGNIFICANT ACCOUNTING POLICIES

  A. THE COMPANY

        Tenet is an investor-owned health care services company whose subsidiaries and affiliates (collectively, "subsidiaries") own or operate general hospitals and related health care facilities, and hold investments in other companies (including health care companies). At December 31, 2002, our subsidiaries operated 114 domestic general hospitals serving urban and rural communities in 16 states, with a total of 27,870 licensed beds. They also owned or operated a small number of rehabilitation hospitals, specialty hospitals, long-term-care facilities, a psychiatric facility, and medical office buildings—all of which are located on, or nearby, one of our general hospital campuses; a general hospital and related health care facilities in Barcelona, Spain; physician practices; and various other ancillary health care businesses (including outpatient surgery centers, home health care agencies, occupational and rural health care clinics, and health maintenance organizations).

        At December 31, 2002, our largest concentrations of hospital beds were in California with 30.0%, Florida with 16.8% and Texas with 12.6%. These high concentrations increase the risk that, should any adverse economic, regulatory or other such development occur within these states, our business, results of operations, or financial position could be adversely affected.

        We are also subject to changes in government legislation that could impact Medicare and Medicaid payment levels, and to increased levels of managed-care penetration and changes in payor patterns that may impact the level and timing of payments for services rendered.

  B. PRINCIPLES OF CONSOLIDATION

        Our consolidated financial statements include the accounts of Tenet Healthcare Corporation and its wholly owned and majority-owned subsidiaries. Generally, we account for significant investments in other affiliated companies using the equity method. We eliminate intercompany accounts and transactions in consolidation, and we include the results of operations of businesses that are newly acquired in purchase transactions from their dates of acquisition.

  C. NET OPERATING REVENUES

        We recognize net operating revenues in the period in which services are performed. Net operating revenues consist primarily of net patient service revenues that are recorded based on established billing rates (gross charges), less estimated discounts for contractual allowances (principally for patients covered by Medicare, Medicaid and managed-care and other health plans).

        Gross charges are retail charges. They are not the same as actual pricing, and they generally do not reflect what a hospital is ultimately paid and therefore are not displayed in our consolidated statements of income. Hospitals are typically paid amounts that are negotiated with insurance companies or are set by the government. Gross charges are used to calculate Medicare outlier payments and to determine certain elements of managed-care contracts (such as stop-loss payments). And, because Medicare requires that a hospital's gross charges be the same for all patients (regardless of payor category), gross charges are also what hospitals charge self-pay patients.

        Percentages of consolidated net patient revenues, by payor type, for Tenet's domestic general hospitals for the past three fiscal years and the seven-month periods ended December 31, 2001 and 2002 are shown in the table below:

	Years ended May 31			Seven Months ended December 31
	2000	2001	2002	2001	2002
				(unaudited)
Medicare	32.6%	30.8%	31.8%	30.7%	30.7%
Medicaid	8.3%	8.2%	8.6%	8.1%	8.0%
Managed care	40.7%	43.3%	43.9%	43.8%	46.2%
Indemnity and other	18.4%	17.7%	15.7%	17.4%	15.1%

        We recorded approximately $368 million, $570 million and $765 million of revenues related to Medicare outliers in the years ended May 31, 2000, 2001 and 2002, respectively. For the seven-month periods ended December 31, 2001 and 2002, we recorded $416 million and $495 million, respectively. These amounts represent approximately 10.3%, 16.0% and 17.8% of Medicare revenues and approximately 3.2%, 4.7% and 5.5% of total net operating revenues for fiscal 2000, 2001 and 2002, respectively, and approximately 17.9% and 18.9% of Medicare revenues and approximately 5.3% and 5.7% of total net operating revenues for the seven-month periods ended December 31, 2001 and 2002, respectively. On February 28, 2003, Centers for Medicare and Medicaid Services ("CMS") announced a proposed rule that would substantially change the methodology used to determine outlier payments. In addition, CMS increased the outlier cost threshold effective October 1, 2002, which will reduce the number of cases that qualify for outlier payments and the amount of payments for outlier cases that continue to qualify. In anticipation of these changes, on January 6, 2003, we announced to CMS that we had voluntarily adopted a new method for calculating Medicare outlier payments, retroactive to

January 1, 2003. With this new method, instead of using recently settled cost reports for our outlier calculations, we are using current year cost-to-charge ratios. We have also eliminated the use of the statewide average, and we continue to use the current threshold amounts. These two changes have resulted in a drop of Medicare inpatient outlier payments from approximately $65 million per month to approximately $6 million per month. We voluntarily adopted this new method to demonstrate our good faith and to support CMS's likely industrywide solution to the outlier issue.

        The discounts for Medicare and Medicaid contractual allowances are based primarily on prospective payment systems. Discounts are estimated based on historical and current factors. Before final settlement of cost reports, claims are subjected to administrative reviews and audits by third parties. This process can take several years to complete. Because the laws and regulations governing the Medicare and Medicaid programs are ever-changing and complex, our recorded estimates could change by material amounts. We record adjustments to our previously recorded contractual allowances as final settlements are determined.

        Adjustments related to final settlements of Medicare and Medicaid cost reports increased revenues in each of the years ended May 31, 2000, 2001 and 2002 by $103 million, $4 million and $36 million, respectively, and by $8 million and $5 million in the seven-month periods ended December 31, 2001 and 2002, respectively.

        Our revenues under managed-care health plans are determined primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements combined with stop-loss payments (for high-cost patients) and pass-through payments (for high-cost devices and pharmaceuticals). These revenues also are subject to review and possible audit by the payors.

        We believe that we have made adequate provision for any adjustments that may result from final determination of amounts earned under all the above arrangements. We know of no material claims, disputes or unsettled matters with any payors for which we have not adequately provided for in the accompanying consolidated financial statements.

        We provide care without charge, or at rates substantially lower than our established billing rates, to patients who meet certain financial or economic criteria. Because we do not pursue collection of amounts determined to qualify as charity care, we do not report them in net operating revenues or in operating expenses.

        The approximate amounts of charges foregone under our charity policy for the years ended May 31, 2000 through May 31, 2002 and for the seven-month periods ended December 31, 2001 and December 31, 2002 are shown in the following table (unaudited and in millions):

Years ended May 31:
2000	$285
2001	$556
2002	$733
Seven months ended December 31:
2001	$390
2002	$591

  D. CASH EQUIVALENTS

        We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash equivalents were less than $50 million at May 31, 2001 and 2002 and were approximately $181 million at December 31, 2002.

  E. INVESTMENTS IN DEBT AND EQUITY SECURITIES

        We classify investments in debt and equity securities as either available-for-sale, held-to-maturity or as part of a trading portfolio. At May 31, 2001 and 2002 and at December 31, 2002, we had no significant investments in securities classified as either held-to-maturity or trading. We carry securities classified as available-for-sale at fair value if unrestricted. We report their unrealized gains and losses, net of taxes, as accumulated other comprehensive income (loss) unless we determine that a loss is other than temporary, at which point we would record a realized loss in the statement of income. We include realized gains or losses in net income on the specific identification method.

  F. PROVISION FOR DOUBTFUL ACCOUNTS

        We provide for accounts receivable that could become uncollectible in the future by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable and our historical collection experience by hospital and by each type of payor.

  G. PROPERTY AND EQUIPMENT

        We use the straight-line method of depreciation for buildings, building improvements and equipment. The estimated useful lives for buildings and improvements is primarily 25 to 40 years, and for equipment, 3 to 15 years. We record capital leases at the beginning of the lease term as assets and liabilities. The value recorded is the lower of either the present value of the minimum lease payments or the fair value of the asset. Such assets, including improvements, are amortized over the shorter of either the lease term or the estimated useful life. Interest costs related to construction projects are capitalized. In the years ended May 31, 2000, 2001 and 2002, capitalized interest was $29 million, $8 million and $9 million, respectively. In the seven months ended December 31, 2002 it was $4 million.

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, which we adopted on June 1, 2002, we evaluate our long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows. Fair value estimates are derived from independent appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows. Our estimates of future cash flows are based on assumptions and projections we believe to be reasonable and supportable. Our assumptions take into account revenue and expense growth rates, patient volumes, changes in payor mix, and changes in legislation and other payor payment patterns. These assumptions vary by type of facility.

        In general, we report long-lived assets to be disposed of at the lower of either their carrying amounts or their fair values less costs to sell or close. In such circumstances, our estimates of fair value are usually based on independent appraisals, established market prices for comparable assets or internal calculations of estimated future cash flows.

  H. GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill represents the excess of costs over the fair value of assets of businesses acquired. In accordance with SFAS No. 142, which we adopted on June 1, 2002, goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are subject to impairment tests performed at least annually. For goodwill, the test is performed at the reporting unit level as defined by SFAS No. 142. If we find the carrying value of goodwill to be impaired, or if the carrying value of a business that is to be sold or otherwise disposed of exceeds its fair value, then we must reduce the carrying value, including any allocated goodwill, to fair value.

        Prior to our adoption of the new standard, we amortized goodwill on a straight-line basis, primarily over 40 years.

  I. ACCRUAL FOR GENERAL AND PROFESSIONAL LIABILITY RISKS

        We maintain reserves, which are based on actuarial estimates by an independent third party, for the portion of our professional liability risks, including incurred but not reported claims, to the extent we do not have insurance coverage. We estimate reserves for losses and related expenses using expected loss-reporting patterns. Reserves are discounted to their estimated present value under a risk-free rate approach using a Federal Reserve 10-year maturity composite rate that approximates our claims payout period. There can be no assurance that the ultimate liability will not exceed our estimates. Adjustments to the estimated reserves in our results of operations are recorded in the periods when such amounts are determined.

  J. INCOME TAXES

        We account for income taxes using the asset-and-liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

        Developing our provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies. That includes expertise determining deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. Our judgments and tax strategies are subject to audit by various taxing authorities. While we believe we have provided adequately for our income tax liabilities, determinations by these taxing authorities could have a material adverse effect on our consolidated financial position and results of operations.

  K. STOCK OPTIONS

        Through December 31, 2002, we applied the intrinsic-value-based method of accounting, prescribed by Accounting Principles Board Opinion No. 25, and its related interpretations (including FASB Interpretation No. 44, an interpretation of APB No. 25 issued in March 2000), to our stock-based compensation plans. In accordance with that method, no compensation cost was recognized for stock options granted to employees or directors under the plans through that date because the exercise prices for options granted were equal to the quoted market prices on the option grant dates.

        In March 2003, we adopted Statement of Accounting Standards No. 123. The new policy had a retroactive effective date of January 1, 2003 (the first day of our new fiscal year). The accounting statement establishes a fair-value method of accounting for stock-based compensation plans (i.e., compensation costs will be based on the fair value of stock options granted). We also adopted the retroactive-restatement method to transition from the former accounting standard to the new one.

        We have adopted, as of December 31, 2002, the disclosure only provisions of SFAS No. 123 for options issued, as amended by SFAS No. 148. Had compensation cost for the options we granted to our employees and directors been determined based on the fair values at the grant dates, our net income and earnings per share would have been the amounts indicated below:

	Years ended May 31,			Seven Months ended December 31, 2002
	2000	2001	2002
	(dollars in millions, except per share amounts)
Net income:
As reported	$302	$643	$785	$459
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair valued-based method for all awards, net of tax effects	(57)	(61)	(82)	(50)

Pro forma	$245	$582	$703	$409

Basic earnings per common share:
As reported	$0.65	$1.34	$1.60	$0.95
Pro forma	$0.53	$1.22	$1.44	$0.85
Diluted earnings per common share:
As reported	$0.64	$1.31	$1.56	$0.93
Pro forma	$0.53	$1.19	$1.41	$0.83

        The estimated weighted-average fair values of options we granted in the years ended May 31, 2000, 2001 and 2002 and the seven-month period ended December 31, 2002 were $5.47, $14.01, $18.45 and $9.09, respectively. These were calculated, as of the date of each grant, using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	May 31
				December 31 2002
	2000	2001	2002
Expected volatility	36.0%	39.0%	39.9%	50.6%
Risk-free interest rates	5.9%	5.4%	4.5%	3.5%
Expected lives, in years	6.6	7.0	6.8	5.5
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

        Expected volatility is derived using daily data drawn from the five years preceding the date of grant. The risk-free interest rate is the approximate yield on 7-year and 10-year United States Treasury Bonds on the date of grant. The expected life is an estimate of the number of years the option will be held before it is exercised. The valuation model was not adjusted for nontransferability, risk of forfeiture, or the vesting restrictions of the options—all of which would reduce the value if factored into the calculation.

  L. SEGMENT REPORTING

        We operate in one line of business: the provision of health care through general hospitals and related health care facilities. Our domestic general hospitals generated 93.4%, 95.8% and 96.9% of our net operating revenues in the years ended May 31, 2000, 2001 and 2002, respectively, and 97.1% in the seven-month period ended December 31, 2002.

        Through March 10, 2003, we had organized these general hospitals and our other health care related facilities into three operating segments or divisions. Subsequently, we consolidated into two divisions. The divisions' economic characteristics, the nature of their operations, the regulatory environment in which they operate and the manner in which they are managed are all similar. These divisions share certain resources and they benefit from many common clinical and management practices. Accordingly, we aggregate these divisions into a single reportable operating segment, as that term is defined by Statement of Financial Accounting Standards No. 131.

NOTE 3     GOODWILL AND OTHER INTANGIBLE ASSETS

        As of June 1, 2002, we adopted SFAS No. 142. Among the changes implemented by this new accounting standard is the cessation of amortization of goodwill and other intangible assets having indefinite useful lives. This change applies to the periods following the date of adoption.

        The table below shows our income from continuing operations and net income for the seven months ended December 31, 2002 and the comparative pro forma amounts for the seven months ended December 31, 2001 and the years ended May 31, 2000, 2001 and 2002 as if the cessation of goodwill amortization had occurred as of June 1, 1999:

	Years ended May 31			Seven months ended December 31
	2000	2001	2002	2001	2002
	(Dollars in Millions, except Per-Share Amounts)
				(unaudited)
Income from continuing operations, as reported	$340	$643	$785	$328	$459
Goodwill amortization, net of applicable income tax benefits	84	86	86	50	—

Pro forma income from continuing operations	$424	$729	$871	$378	$459

Net income, as reported	$302	$643	$785	$328	$459
Goodwill amortization, net of applicable income tax benefits	84	86	86	50	—

Pro forma net income	$386	$729	$871	$378	$459

Diluted Earnings Per Common and Common Equivalent Share:
Continuing operations, as reported	$0.72	$1.31	$1.56	$0.65	$0.93
Goodwill amortization, net of applicable income tax benefits	0.17	0.17	0.17	0.10	—

Pro forma continuing operations	$0.89	$1.48	$1.73	$0.75	$0.93

Net income, as reported	$0.64	$1.31	$1.56	$0.65	$0.93
Goodwill amortization, net of applicable income tax benefits	0.17	0.17	0.17	0.10	—

Pro forma net income	$0.81	$1.48	$1.73	$0.75	$0.93

        In accordance with SFAS No. 142, we completed our initial transitional impairment evaluation in the fiscal quarter ended November 30, 2002. As determined by this evaluation, we did not need to record an impairment charge. Because of recent changes in our business environment, particularly those related to changes in our method of calculating Medicare outlier payments and proposed changes in government policies regarding Medicare outlier payments, we completed an additional goodwill impairment evaluation as of December 31, 2002 and determined that we did not need to record an impairment charge as of that date either.

        On March 10, 2003, we announced the consolidation of our operating divisions from three to two. Our new Eastern Division will consist of three regions—Florida, Central-Northeast and Southern States. These regions will initially include 59 of our general hospitals located in Alabama, Arkansas, Florida, Georgia, Louisiana, Massachusetts, Mississippi, Missouri, North Carolina, Pennsylvania, South

Carolina and Tennessee. Our new Western Division will consist of two regions—California and Texas—and will initially include 55 of our hospitals located in California, Nebraska, Nevada and Texas.

        Because of the restructuring of our operating divisions and regions, along with a realignment of our executive management team and other factors, our goodwill "reporting units" (as defined under SFAS No. 142) have changed. Prior to the restructuring, they consisted of our three divisions; now they consist of our five new regions. Because of this change in reporting units, we performed another goodwill impairment evaluation, at March 31, 2003 resulting in a goodwill impairment charge of approximately $187 million related to our Central-Northeast Region.

NOTE 4     IMPAIRMENT OF LONG-LIVED ASSETS AND RESTRUCTURING CHARGES

        In accordance with SFAS No. 144, in the seven-month period ended December 31, 2002, we recorded impairment charges of $383 million for the write-down of long-lived assets to their estimated fair values at ten general hospitals, one psychiatric hospital and other properties which represent the lowest level of identifiable cash flows that are independent of other asset-group cash flows. We recognized the impairment of these long-lived assets because events or changes in circumstances indicated that the carrying amount of the assets or groups of assets might not be fully recoverable from estimated future cash flows. The facts and circumstances leading to that conclusion include: (1) our analyses of expected changes in growth rates for revenues and expenses and changes in payor mix, changes in certain managed-care contract terms, and (2) the effect of projected reductions in Medicare outlier payments on net operating revenues and operating cash flows.

        Our estimates of future cash flows from these assets or asset groups were based on assumptions and projections that we believe to be reasonable and supportable. The fair value estimates of our long-lived assets were derived from either independent appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows.

        During the seven-month period ended December 31, 2002, we recorded restructuring charges of $13 million. The charges consist primarily of consulting fees and severance and employee relocation costs incurred in connection with changes in our senior executive management team. We expect to incur additional restructuring costs as we move forward with our plans to reduce our operating expenses.

  YEAR ENDED MAY 31, 2002.

        In the second quarter of the year ended May 31, 2002 we recorded impairment and restructuring charges of $99 million primarily related to the planned closure of two general hospitals and the sales of certain other health care businesses. The total charge consists of (1) impairment write-downs of property, equipment and other assets to estimated fair value, $76 million, and (2) expected cash disbursements related to lease cancellation costs, severance costs and other exit costs, $23 million.

        The impairment charge consists of write-downs of $39 million for property and equipment, $13 million for goodwill and $24 million for other assets. The balance of the charges consist of $7 million in lease cancellation costs, $5 million in severance costs related to the termination of 691 employees, $2 million in legal costs and settlements and $9 million in other exit costs. We decided to close those two hospitals because they were operating at a loss, which was not significant, and were not essential to our strategic objectives. One of these hospitals has been closed and the other was sold.

  YEAR ENDED MAY 31, 2001

        In the fourth quarter of the year ended May 31, 2001, we recorded impairment and restructuring charges of $143 million relating to (1) completion of our program to terminate or buy out certain employment and management contracts with approximately 248 physicians, $98 million, and

(2) impairment of the carrying values of property and equipment and other assets in connection with the closure of one hospital and certain other health care businesses, $45 million.

        The total charge consists of $55 million in impairment write-downs of property, equipment and other assets to estimated fair values and $88 million for expected cash disbursements related to costs of terminating unprofitable physician contracts, severance costs, lease cancellation and other exit costs. The impairment charge consists of write-downs of $29 million for property and equipment and $26 million for other assets. The balance of the charges consist of $56 million for the buyout of unprofitable physician contracts, $6 million in severance costs related to the termination of 322 employees, $3 million in lease cancellation costs, and $23 million in other exit costs.

        We decided to terminate or buy out the physician contracts because they were not profitable. During the latter part of fiscal 1999, we evaluated our physician strategy and began developing plans to either terminate or allow to expire a significant number of our existing unprofitable contracts. During fiscal 2000, our management, with the authority to do so, authorized the termination of approximately 50% of our unprofitable physician contracts. The termination of additional physician contracts that were not profitable was similarly authorized in fiscal 2001. As of May 31, 2002, we had exited most of the unprofitable contracts that management had authorized to be terminated or allowed to expire. Substantially all such remaining contracts were terminated by July 31, 2002. The physicians, employees and property owners/lessors affected by this decision were duly notified, prior to our respective fiscal year-ends.

  YEAR ENDED MAY 31, 2000

        In the third and fourth quarters of the year ended May 31, 2000, we recorded impairment and restructuring charges of $355 million relating to (1) our plan to terminate or buy out certain employment and management contract with approximately 440 physicians, $177 million, and (2) the closure or sale of five general hospitals and other property and equipment, $178 million.

        Of the $355 million in charges, $244 million was impairment write-downs of property, equipment and other assets to the lower of either the carrying values or the estimated fair values. The remaining $111 million was for the expected cash expenditures for lease cancellation and other exit costs, the estimated and actual costs to close or sell the five general hospitals, severance costs, and costs to terminate or buy out the unprofitable physician contracts. The impairment charge includes write-downs of $116 million for property and equipment, $69 million for goodwill, and $59 million for other assets. The other charges consist of $38 million in lease cancellation costs, $12 million in severance costs related to the termination of 713 employees, and $61 million in other exit costs.

        The tables below are reconciliations of beginning and ending liability balances in connection with impairment, restructuring and other charges recorded during the years ended May 31, 2001 and 2002 and during the seven months ended December 31, 2002.

	Balances at Beginning of Period(1)	Charges	Cash Payments	Other Items(2)	Balances at End of Period(1)
	(Dollars in Millions)
Year ended May 31, 2001
Lease cancellations, exit costs and estimated costs to sell or close hospitals and other facilities	$106	$26	$(42)	$(5)	$85
Impairment losses to value property, equipment, goodwill and other assets at estimated fair values	—	55	—	(55)	—
Severance costs in connection with the implementation of hospital cost-control programs, general overhead-reduction plans, closure of home health agencies and closure of hospitals and termination of physician contracts	17	6	(11)	—	12
Accruals for unfavorable lease commitments at six medical office buildings	12	—	(2)	—	10
Buyout of physician contracts	4	56	(32)	—	28
Other items	2	—	(2)	—	—

	$141	$143	$(89)	$(60)	$135

Year ended May 31, 2002
Lease cancellations, exit costs and estimated costs to sell or close hospitals and other facilities	$85	$18	$(36)	$(5)	$62
Impairment losses to value property, equipment, goodwill and other assets at estimated fair values	—	76	—	(76)	—
Severance costs in connection with the implementation of hospital cost-control programs, general overhead-reduction plans, closure of home health agencies and closure of hospitals and termination of physician contracts	12	5	(8)	—	9
Accruals for unfavorable lease commitments at six medical office buildings	10	—	(2)	—	8
Buyout of physician contracts	28	—	(22)	—	6

	$135	$99	$(68)	$(81)	$85

(1)
The above liability balances are included in other current liabilites and other long-term liabilities in the accompanying consolidated balance sheets.

(2)
Other transactions primarily include write-offs of long-lived assets.

	Balances at Beginning of Period(1)	Charges	Cash Payments	Other Items(2)	Balances at End of Period(1)
	(Dollars in Millions)
Seven months ended December 31, 2002
Lease cancellations, exit costs and estimated costs to sell or close hospitals and other facilities	$62	$—	$(9)	$(10)	$43
Impairment losses to value property and equipment at estimated fair values	—	383	—	(383)	—
Severance costs in connection with the implementation of hospital cost-control programs, general overhead-reduction plans, and cost-reduction consulting fees	9	13	(3)	(10)	9
Accruals for unfavorable lease commitments at six medical office buildings	8	—	(1)	—	7
Buyout of physician contracts	6	—	(2)	—	4

	$85	$396	$(15)	$(403)	$63

(1)
The above liability balances are included in other current liabilites and other long-term liabilities in the accompanying consolidated balance sheets.

(2)
Other transactions primarily include write-offs of long-lived assets.

        Cash payments to be applied against these accruals as of December 31, 2002 are expected to be approximately $26 million in 2003 and $37 million thereafter.

NOTE 5     ACQUISITIONS AND DISPOSALS OF FACILITIES

        During the past three fiscal years ended May 31, 2002 and the seven months ended December 31, 2002, our subsidiaries acquired nine general hospitals and certain other health care entities, as shown in the table below:

	Years ended May 31
				Seven months ended December 31, 2002
	2000	2001	2002
	(Dollars in Millions)
Number of hospitals	1	2	5	1
Number of licensed beds	230	417	1,528	125
Purchase price information:
Fair value of assets acquired	$55	$27	$370	$28
Liabilities assumed	(20)	(7)	(53)	(1)

Net assets acquired	35	20	317	27
Other health care entities	3	9	7	—

Net cash paid	$38	$29	$324	$27

        For the years ended May 31, 2000, 2001 and 2002, and the seven months ended December 31, 2002, goodwill from these acquisitions was $28 million, $8 million, $128 million and $9 million, respectively. On June 1, 2002, we adopted Statement of Financial Accounting Standards No. 142. Under this new accounting standard, goodwill is no longer amortized, but is subject to impairment tests performed at least annually. All of the goodwill related to those acquisitions is expected to be fully deductible for income tax purposes.

        While we strive to continually improve our portfolio of general hospitals through acquisitions, we, at times, divest hospitals that are not essential to our strategic objectives. For the most part, these divested hospitals are not part of an integrated delivery system. Their sizes and performances vary, but on average they are smaller and have lower margins. Such divestitures allow us to concentrate on, or strengthen, the integrated health care delivery systems in areas where we already have a strong presence.

        During the year ended May 31, 2000, we sold 17 general hospitals, closed three, and terminated the lease on another. We also sold three long-term-care facilities. The net gain on the sales of these facilities in 2000 was $49 million. During the year ended May 31, 2001 we sold one general hospital and three long-term-care facilities, closed one long-term-care facility and combined the operations of one rehabilitation hospital with the operations of a general hospital. During the year ended May 31, 2002, we sold one general hospital and three long-term-care facilities. The results of operations of the sold or closed businesses were not significant.

        In March 2003, we announced a plan to dispose of or consolidate 14 general hospitals that no longer fit our core operating strategy of building and maintaining competitive networks of quality hospitals in major markets. Four of the ten general hospitals for which we recorded impairment charges of $80 million during the seven months ended December 31, 2002 are part of that plan. We have recorded an impairment charge in the amount of approximately $61 million in March 2003 primarily for the write-down of long-lived assets and goodwill allocated to these disposed businesses using the relative fair-value method to arrive at estimated fair values, less costs to sell, of these facilities.

        As previously announced, we anticipate selling 11 of the hospitals by the end of the calendar year and we plan to sell, consolidate or close two other hospitals. We will cease operations at one hospital when the long-term lease expires in August 2003. We intend to use the proceeds from the divestitures to repurchase common stock and repay indebtedness. These hospitals reported net operating revenues of $953 million for the 12-month period ended December 31, 2002. The income from operations of the asset group was $105 million for the same period.

NOTE 6     REPURCHASES OF COMMON STOCK

        During the year ended May 31, 2002, our board of directors authorized the repurchase of up to 30 million shares of its common stock to offset the dilutive effect of employee stock option exercises. On July 24, 2002, the board of directors authorized the repurchase of up to an additional 20 million shares of stock, not only to offset the dilutive effect of anticipated employee stock option exercises, but also to enable us to take advantage of opportunistic market conditions. On December 11, 2002, the board of directors authorized the use of net cash flows from operating activities after August 31, 2002, less capital expenditures, plus proceeds from asset sales, to repurchase up to 30 million shares of our common stock, which includes 13,763,900 shares that remained under the previous authorizations. During the year ended May 31, 2002 and the seven months ended December 31, 2002, we repurchased an aggregate 36,263,100 shares for approximately $1.2 billion at an average cost of $33.53 per share, as shown in the following table:

	Number of Shares	Cost	Average Cost Per Share
Quarter Ended
August 31, 2001	2,618,250	$94,512,283	$36.10
November 30, 2001	2,437,500	93,322,287	38.29
February 28, 2002	7,500,000	292,122,301	38.95
May 31, 2002	5,625,000	235,461,974	41.86
Seven Months Ended
December 31, 2002	18,082,350	500,373,708	27.67

Total	36,263,100	$1,215,792,553	$33.53

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

        Subsequent to December 31, 2002 and through April 30, 2003, we have repurchased 8,621,000 shares of common stock for approximately $148 million at an average cost of $17.16 per share.

NOTE 7     LONG-TERM DEBT AND LEASE OBLIGATIONS

        The table below shows our long-term debt as of May 31, 2001 and 2002 and December 31, 2002:

	May 31
			December 31 2002
	2001	2002
	(in millions)
Loans payable to banks, unsecured	$60	$975	$830
5 3/8% Senior Notes due 2006	—	550	550
5% Senior Notes due 2007	—	—	400
6 3/8% Senior Notes due 2011	—	1,000	1,000
6 1/2% Senior Notes due 2012	—	600	600
6 7/8% Senior Notes due 2031	—	450	450
8 1/8% Senior Subordinated Notes due 2008	897	2	2
6% Exchangeable Subordinated Notes due 2005	320	282	—
8 5/8% Senior Notes due 2003	455	16	16
7 7/8% Senior Notes due 2003	400	6	6
8% Senior Notes due 2005	811	22	22
7 5/8% Senior Notes due 2008	313	—	—
9 1/4 Senior Notes due 2010	238	—	—
8 5/8% Senior Notes due 2010	628	—	—
Zero-coupon guaranteed bonds due 2002	45	45	—
Notes payable and capital lease obligations, secured by property and equipment, payable in installments to 2013	71	100	97
Other promissory notes, primarily unsecured	53	37	14
Unamortized note discounts	(64)	(67)	(68)

Total long-term debt	4,227	4,018	3,919
Less current portion	(25)	(99)	(47)

Long-term debt, net of current portion	$4,202	$3,919	$3,872

  LOANS PAYABLE TO BANKS

        On March 1, 2001, we entered into a new senior unsecured $500 million 364-day credit agreement and a new senior unsecured $1.5 billion five-year revolving credit agreement (together, the "credit agreement"). The credit agreement replaced our $2.8 billion five-year revolving bank credit agreement that would have expired on January 31, 2002. On February 28, 2002, we renewed the 364-day agreement for another 364 days. The 364-day agreement expired on February 28, 2003. It was undrawn and not renewed.

        The 364-day agreement allowed us to borrow, repay and reborrow up to $500 million prior to March 1, 2003, and the five-year agreement allows us to borrow, repay and reborrow up to $1.5 billion prior to March 1, 2006. The credit agreement extends our maturities, offers efficient pricing tied to quantifiable credit measures, and has more flexible covenants than the previous credit agreement. Our unused borrowing capacity under the credit agreement was $1.0 billion at December 31, 2002. At December 31, 2002 the interest rate on loans payable to banks under the credit agreement was 2.2%.

        Loans under the credit agreement are unsecured and generally bear interest at a base rate equal to the prime rate or, if higher, the federal funds rate plus 0.5% or, at our option, an adjusted London Interbank Offered Rate ("LIBOR") plus an interest margin between 50 and 200 basis points. (On March 1, 2003, the interest margin was amended to 100 basis points.) We have agreed to pay the lenders an annual facility fee on the total loan commitment at rates between 20 and 57.5 basis points. The interest rate margins and the facility fee rates are based on the ratio of our consolidated total debt to consolidated operating income plus depreciation, amortization, impairment and certain restructuring charges.

  SENIOR NOTES AND SENIOR SUBORDINATED NOTES

        In May 2001, we repurchased an aggregate of $514 million of our senior and senior subordinated notes. In connection with the repurchase of debt and the refinancing of our bank credit agreement, we recorded a loss of $56 million from early extinguishment of debt in the fourth quarter of the year ended May 31, 2001.

        During the seven-month period ended December 31, 2001, we repurchased approximately $1.1 billion of various issues of our senior notes. The transactions were funded with cash and borrowings under our credit agreement.

        In November 2001, we sold $2.0 billion of the following new senior notes:

  •
  $550 million—5 3/8% Senior Notes due 2006

  •
  $1.0 billion—6 3/8% Senior Notes due 2011

  •
  $450 million—6 7/8% Senior Notes due 2031

        We used substantially all of the proceeds to repurchase approximately $1.6 billion of various issues of our senior and senior subordinated notes and to repay borrowings under the bank credit agreement. Those new senior notes are unsecured senior obligations; they rank equally with all of our other unsecured senior indebtedness; and they are redeemable at any time at our option.

        During the year ended May 31, 2002, we repurchased the remaining $65 million of our 8 5/8% Senior Subordinated Notes due 2007, $56 million of our 8 1/8% Senior Subordinated Notes due 2008, and $24 million of our 6% Exchangeable Subordinated Notes due 2005. We also sold $600 million of new 6 1/2% Senior Notes due 2012 and we used the majority of the proceeds to repurchase our 8 1/8% Senior Subordinated Notes due 2008 and the remainder for general corporate purposes. In connection with the repurchases of debt during the year ended May 31, 2002, we recorded losses from early extinguishments of debt in the aggregate amount of $383 million.

        In June 2002, we sold $400 million of new 5% Senior Notes due 2007. We used the proceeds from the sale to repay bank loans under our credit agreements and to repurchase, at par, the remaining $282 million balance of our 6% Exchangeable Subordinated Notes due 2005. As a result of that repurchase, we recorded a $4 million loss from early extinguishment of debt in the seven-month period ended December 31, 2002.

        In April 2002, the FASB issued SFAS No. 145, which eliminates the requirement to report gains or losses from early extinguishments of debt as extraordinary items in the income statement, unless they meet the criteria for an extraordinary item under APB Opinion No. 30. The Company adopted SFAS No. 145 as of June 1, 2002. Under the new rule, such gains or losses are now generally reported as part of income from continuing operations. Any gain or loss on early extinguishment of debt that was classified as an extraordinary item in prior periods presented has been reclassified.

        In January 2003, we sold $1 billion of new 7 3/8% Senior Notes due 2013. We used the majority of the proceeds to repay all of the then outstanding debt under our credit agreement and the remainder for general corporate purposes. Those new senior notes are unsecured; they rank equally with all of our other unsecured senior indebtedness; and they are redeemable at any time at our option with a redemption premium calculated at the time of redemption.

        Prior to the sale of the new senior notes in November 2001, March 2002 and January 2003, we used a hedging strategy to lock in the risk-free component of the interest rate that was in effect on the offering dates of the notes. The interest-rate-lock agreement was settled on the date the notes were issued. Because the risk-free interest rate declined during the hedge period, we incurred a loss on this transaction when we unwound the hedge. However, based on our assessment using the dollar-offset method (which was performed at the inception of the hedge), we determined that the hedge was highly effective. Therefore, the loss on the hedge was charged to other comprehensive income and is being amortized into earnings over the terms of the new senior notes. The loss will be entirely offset by the effect of the lower interest rate on the notes.

        All of our remaining senior subordinated notes are unsecured obligations and are subordinated in right of payment to all existing and future senior debt, including the senior notes and borrowings under the credit agreement.

  LOAN COVENANTS

        With the retirement or substantial retirement of eight issues of senior notes and senior subordinated notes since May 31, 2001, together with amendments to the loan covenants, we have eliminated substantially all of the restrictive covenants associated with debt issued when we were considered a "high yield" issuer. During the year ended May 31, 2002, our senior notes and senior subordinated notes were upgraded to investment grade.

        Our existing credit agreement and the indentures governing our senior and senior subordinated notes contain affirmative, negative and financial covenants that have, among other requirements, limitations on (1) liens, (2) consolidations, merger or the sale of all or substantially all assets unless no default exists and, in the case of a consolidation or merger, the surviving entity assumes all of our obligations under the credit agreements, and (3) subsidiary debt. The covenants also allow us to declare and pay a dividend and purchase our common stock so long as no default exists and our leverage ratio is less than 3.0-to-1. The leverage ratio is defined in the credit agreement as the ratio of the Company's consolidated total debt to consolidated operating income plus the sum of depreciation, amortization, impairment and other unusual charges. This leverage ratio was 1.34 at December 31, 2002. The existing credit agreement covenants also require that our leverage ratio not exceed 2.5-to-1, and that we maintain specified levels of net worth ($3.7 billion at December 31, 2002) and a fixed-charge coverage greater than 2.0-to-1. At December 31, 2002, our fixed-charge coverage was 6.3-to-1. We are in compliance with all of our loan covenants. There are no compensating balance requirements for any credit line or borrowing.

        Future long-term debt maturities and minimum operating lease payments as of December 31, 2002 are as follows:

	December 31
	Total	2003	2004	2005	2006	2007	Later Years
	(Dollars in Millions)
Long-term debt, including capital lease obligations	$3,987	$47	$19	$26	$1,385	$423	$2,087
Long-term operating leases	790	198	131	100	85	78	198

        Rental expense under operating leases, including short-term leases, was $286 million in the year ended May 31, 2000, $237 million in the year ended May 31, 2001, $241 million in the year ended May 31, 2002, and $141 million in the seven-month period ended December 31, 2002.

NOTE 8     INCOME TAXES

        The following tables relate to continuing operations:

	May 31			December 31
	2000	2001	2002	2001	2002
	(Dollars in Millions)
				(unaudited)
Currently Payable
Federal	$232	$342	$440	$213	$490
State	32	53	63	30	64

	$264	$395	$503	$243	$554

Deferred
Federal	$(4)	$32	$58	$14	$(240)
State	18	16	32	5	(15)

	$14	$48	$90	$19	$(255)

	$278	$443	$593	$262	$299

        A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income from continuing operations before income taxes by the statutory Federal income tax rate is shown below:

	May 31			December 31
	2000	2001	2002	2001	2002
	(Dollars in Millions)
				(unaudited)
Tax provision at statutory federal rate of 35%	$216	$380	$482	$207	$265
State income taxes, net of federal income tax benefit	32	43	62	24	32
Goodwill amortization	23	22	22	13	—
Nondeductible goodwill included in asset sales	32	—	—	—	—
Nondeductible asset impairment charges	1	—	4	4	—
Change in valuation allowance and tax contingency reserves	(32)	(8)	13	8	1
Other items	6	6	10	6	1

	$278	$443	$593	$262	$299

        Deferred tax assets and liabilities as of May 31, 2001 and 2002 and December 31, 2002 relate to the following:

	May 31, 2001		May 31, 2002		December 31, 2002
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
	(Dollars in Millions)
Depreciation and fixed-asset differences	$—	$796	$—	$866	$—	$782
Charges related to discontinued operations, impairment and restructuring charges	122	—	101	—	67	—
Receivables (doubtful accounts and adjustments)	—	10	—	2	25	—
Accruals for insurance risks	127	—	142	—	222	—
Intangible assets	—	68	—	137	—	202
Other long-term liabilities	39	—	51	—	61	—
Benefit plans	79	—	90	—	171	—
Other accrued liabilities	60	—	94	—	66	—
Investments and other assets	30	—	—	8	67	—
Net operating loss carryforwards	11	—	21	—	19	—
Other items	7	—	24	—	5	—

	$475	$874	$523	$1,013	$703	$984

        We believe that the realization of deferred tax assets is more likely than not to occur as the temporary differences reverse against future taxable income.

        At December 31, 2002, our carryforwards from prior tax returns that were available to offset future federal net taxable income consisted of net operating loss carryforwards of approximately $21 million expiring in 2003 and $34 million expiring in 2014 through 2016. Allowable federal deductions relating to the $21 million in net operating losses expiring in 2003 are subject to annual limitations and as such we have established a valuation allowance included in other items to reserve a portion of this amount.

        The Internal Revenue Service ("IRS") is currently examining our federal income tax returns for the years ended May 31, 1995, 1996 and 1997. We expect the examination to be concluded within the next several months. In connection with its examination, the IRS has issued a Notice of Proposed Adjustment ("NOPA") with respect to our treatment of a portion of the civil settlement paid to the federal government in June 1994 related to our discontinued psychiatric hospital business. The denial of this deduction could result in additional income taxes and interest of approximately $100 million. The IRS has also commented on a number of other matters, but has issued no proposed adjustment. At this time, no Revenue Agent's Report ("RAR") for the above fiscal years has been issued. In the event the final RAR contains adjustments with which we disagree (such as the issue covered by the NOPA discussed above), we will seek to resolve all disputed issues using the various means available to us. These would include, for example, filing a protest with the Appeals Division of the IRS or filing a petition for redetermination of a deficiency with the Tax Court. We are not currently able to predict the amounts that could eventually be paid upon the ultimate resolution of all the issues included in any final RAR.

NOTE 9     PROFESSIONAL AND GENERAL LIABILITY INSURANCE

        Through May 31, 2002, we insured substantially all of our professional and comprehensive general liability risks in excess of self-insured retentions through a majority-owned insurance subsidiary (Hospital Underwriting Group) under a mature claims-made policy with a 10-year discovery period. These self-insured retentions were $1 million per occurrence for the three years ended May 31, 2002, and in prior years varied by hospital and by policy period from $500,000 to $5 million per occurrence. Hospital Underwriting Group's retentions covered the next $2 million per occurrence. Claims in excess of $3 million per occurrence were, in turn, reinsured with major independent insurance companies. Effective June 1, 2002, we formed a new insurance subsidiary. This subsidiary insures these risks under a first-year only claims-made policy, and, in turn, reinsures its risks in excess of $5 million per occurrence with major independent insurance companies. Subsequent to May 31, 2002, our self-insured retention limit is $2 million. Our new subsidiary's retention covers the next $3 million. That program will expire on May 31, 2003. Effective June 1, 2003, we anticipate having a new insurance program in place.

        Included in our other operating expenses in the accompanying consolidated income statements is malpractice insurance expense of $115 million for the seven months ended December 31, 2001 (unaudited) and $270 million for the current period. We continue to experience unfavorable trends in professional and general liability insurance risks, as well as increases in the size of claim settlements and awards in this area. We believe our future coverage will be more costly and may require us to assume more of these risks ourselves.

        The $270 million expense consists of (1) a charge of approximately $36 million as a result of lowering the discount rate used from 7.5% to 4.61%, (2) a charge of $29 million due to an increase in Hospital Underwriting Group's reserves as a result of an increase in the average of claims being paid by them, and (3) a charge of $86 million to increase our self-insured self-retention reserves, also due to a significant increase in the severity of claims. The 7.5% rate was based on our average cost of borrowing. The 4.61% rate is based on a risk-free, Federal Reserve 10-year maturity composite rate as of December 31, 2002 for a period that approximates our estimated claims payout period.

        In addition, the aggregate amount of claims reported to Hospital Underwriting Group for the fiscal year ended May 31, 2001 is approaching the $50 million aggregate policy limit for that year. Once the aggregate limit is exhausted for the policy year, we will bear the first $25 million of loss before any excess insurance coverage would apply.

NOTE 10     CLAIMS AND LAWSUITS

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

        The healthcare industry is also the subject of federal and state agencies heightened and coordinated civil and criminal enforcement efforts. Through the use of national initiatives, the government is scrutinizing, among other things, the terms of acquisitions of physician practices and the coding practices related to certain clinical laboratory procedures and inpatient procedures. Health care providers, including Tenet, continue to see increased use of the False Claims Act, particularly by individuals alleging that a hospital has defrauded the federal government. Companies in the health care industry in general, and Tenet in particular, have been and may continue to be subjected to these government investigations and other actions. At this time, we are unable to predict the impact of such actions on our business, financial condition or results of operations.

        Finally, the Company and certain of its subsidiaries are currently involved in significant legal proceedings and investigations principally related to the following:

  1.
  Federal Securities Class Actions—Since November 2002, twenty federal securities class action lawsuits have been filed against Tenet Healthcare Corporation and certain of its officers and directors, alleging violations of federal securities laws. These cases have been consolidated in federal court in Los Angeles, California.

  2.
  Shareholder Derivative Lawsuits—Since November 2002, thirteen shareholder derivative actions have been filed against members of the board of directors and senior management of the Company by shareholders. These actions purport to pursue various causes of action on behalf of the Company and for its benefit. The complaints allege breach of fiduciary duty, insider trading and other causes of action.

  3.
  The Company continues to litigate a previously disclosed qui tam lawsuit filed by a former employee in 1997 after his employment with one of our subsidiaries was terminated. The action, which was brought against Tenet and a hospital that's operated by one of its subsidiaries, principally alleges that certain physician employment contracts were, in essence, illegal kickbacks designed to induce referrals to the hospital. The federal government has partially intervened in the case and additionally contends that certain of the hospital's Medicare cost reports improperly included non-reimbursable costs related solely to certain physicians' private practices and has also brought various state law claims based on the same allegations.

  4.
  The Company and certain of its subsidiaries are defendants in a number of lawsuits filed on behalf of patients and other parties making various claims, including fraud, conspiracy to commit fraud, unfair and deceptive business practices, intentional infliction of emotional distress, wrongful death, unnecessary and invasive medical procedures, unfair, deceptive and/or misleading advertising, and charging unfair and unlawful prices for goods and services.

  5.
  The federal government has filed a civil suit against the Company and certain of it subsidiaries relating to hospital billings to Medicare for inpatient stays reimbursed pursuant to four particular diagnosis-related groups. The government has alleged violations of the False Claims Act and various common law claims.

  6.
  Investigations—Federal government agencies are investigating (1) whether two physicians with privileges at one of our subsidiary's hospitals may have performed unnecessary invasive coronary procedures; (2) certain agreements and arrangements with physicians at another subsidiary's hospital; and (3) whether Medicare outlier payments to certain of our subsidiaries' hospitals were made in accordance with applicable Medicare laws and regulations. We believe the results of these investigations will demonstrate that our hospitals complied with Medicare rules. No charges have been filed against anyone in connection with these matters.

        We believe the allegations in these cases are without merit and we intend to vigorously defend all the above actions.

        We cannot presently determine the ultimate resolution of these investigations and lawsuits. Accordingly, the likelihood of a loss, if any, cannot be reasonably estimated and we have not recognized in the accompanying consolidated financial statements all of the liability arising from these matters. If adversely determined, the outcome of those matters could have a material adverse effect on our liquidity, financial position and results of operations.

NOTE 11     SELECTED BALANCE SHEET DETAILS

        The principal components of other current assets are shown in the table below:

	May 31
			December 31 2002
	2001	2002
	(Dollars in Millions)
Other receivables	$162	$252	$292
Prepaid expenses and other current items	87	107	95
Assets held for sale or disposal, at the lower of carrying value or fair value less estimated costs to sell or dispose	56	42	34

Other current assets	$305	$401	$421

        The results of operations of the assets held for sale or for disposal and the impact of suspending depreciation and amortization were not significant.

        The principal components of property and equipment are shown in the table below:

	May 31
			December 31 2002
	2001	2002
	(Dollars in Millions)
Land	$530	$594	$592
Buildings and improvements	4,949	5,412	5,216
Construction in progress	199	262	297
Equipment	2,905	3,303	3,268

	$8,583	$9,571	$9,373
Less accumulated depreciation and amortization	(2,607)	(2,986)	(3,014)

Net property and equipment	$5,976	$6,585	$6,359

        Property and equipment is stated at cost, less accumulated depreciation and amortization and impairment write-downs related to assets held and used.

NOTE 12     STOCK BENEFIT PLANS

        We currently grant stock-based awards pursuant to our 2001 Stock Incentive Plan. Under that plan, 60,000,000 shares of common stock were approved for stock-based awards. At December 31, 2002, there were 38,311,805 shares of common stock available for stock option grants and other incentive awards to our key employees, advisors, consultants and directors. Options generally have an exercise price equal to the fair market value of the shares on the date of grant. Normally, these options are exercisable at the rate of one-third per year, beginning one year from the date of the grant. In December 2002, however, we granted options for 11.1 million shares of common stock at an exercise price of $17.56 per share and an estimated weighted average fair value of $8.78 per share. These options will be fully vested four years after the date of grant. Earlier vesting may occur for these options on or after the first, second and third anniversaries of the grant date if the market price of our common stock reaches and remains at, or higher than, $24, $27 and $30 per share, respectively, for 20 consecutive trading days at such time. Stock options generally expire 10 years from the date of grant.

        Under the 2001 Stock Incentive Plan, nonemployee directors receive 18,000 options per year and 36,000 options upon joining the board of directors. Awards have an exercise price equal to the fair market value of the Company's shares on the date of the grant. At the recommendation of independent compensation consultants retained by the compensation committee of our board of directors, the options granted vest immediately upon issuance and expire 10 years after the date of the grant.

        The following table summarizes information about our outstanding stock options at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 6.25 to $10.17	1,404,288	2.2 years	$8.88	1,404,288	$8.88
$10.18 to $20.34	22,613,040	7.5 years	16.53	11,081,052	15.63
$20.35 to $30.50	13,081,964	7.6 years	27.43	7,314,774	26.56
$30.51 to $40.67	10,237,791	8.6 years	40.29	3,502,511	40.26
$40.68 to $50.84	175,850	9.4 years	44.70	36,000	45.14

	47,512,933	7.6 years	$24.53	23,338,625	$22.39

        The reconciliation below shows the changes to our stock option plans for the years ended May 31, 2000, 2001 and 2002, and for the seven months ended December 31, 2002:

	Outstanding at beginning of period	Granted	Exercised	Forfeited	Outstanding at end of period	Options Exercisable
May 31, 2000
Shares	47,081,279	12,252,977	(1,821,116)	(4,549,214)	52,963,926	30,179,508
Weighted average exercise price	$15.84	$11.32	$11.77	$17.20	$14.81	$14.37
May 31, 2001
Shares	52,963,926	10,758,462	(17,170,896)	(424,737)	46,126,755	24,298,478
Weighted average exercise price	$14.81	$27.53	$14.81	$19.57	$17.74	$15.28
May 31, 2002
Shares	46,126,755	12,869,792	(17,829,297)	(770,678)	40,396,572	17,228,241
Weighted average exercise price	$17.74	$38.60	$15.29	$20.06	$25.45	$17.97
December 31, 2002
Shares	40,396,572	11,833,821	(2,902,654)	(1,814,806)	47,512,933	23,338,625
Weighted average exercise price	$25.45	$18.32	$14.36	$20.80	$24.53	$22.39

        The estimated weighted-average fair values of options we granted in the years ended May 31, 2000, 2001 and 2002 and the seven-month period ended December 31, 2002 were $5.47, $14.01, $18.45 and $9.07, respectively. These were calculated, as of the date of each grant, using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	May 31
				December 31 2002
	2000	2001	2002
Expected volatility	36.0%	39.0%	39.9%	50.6%
Risk-free interest rates	5.9%	5.4%	4.5%	3.5%
Expected lives, in years	6.6	7.0	6.8	5.5
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

        Expected volatility is derived using daily data drawn from the five years preceding the date of grant. The risk-free interest rate is the approximate yield on 7-year and 10-year United States Treasury Bonds on the date of grant. The expected life is an estimate of the number of years the option will be held before it is exercised. The valuation model was not adjusted for nontransferability, risk of forfeiture, or the vesting restrictions of the options—all of which would reduce the value if factored into the calculation.

        Had compensation cost for stock options we granted to our employees and directors been determined based on these fair values, our net income and earnings per share would have been the amounts indicated below:

	May 31
				December 31 2002
	2000	2001	2002
	(Dollars in Millions, except Per-Share Amounts)
Net income:
As reported	$302	$643	$785	$459
Pro forma	$245	$582	$703	$409
Basic earnings per common share:
As reported	$0.65	$1.34	$1.60	$0.95
Pro forma	$0.53	$1.22	$1.44	$0.85
Diluted earnings per common share:
As reported	$0.64	$1.31	$1.56	$0.93
Pro forma	$0.53	$1.19	$1.41	$0.83

        Prior to our shareholders approving the 2001 Stock Incentive Plan at their 2001 annual meeting, we granted stock-based awards to our directors and employees pursuant to other plans. Stock options remain outstanding under those other plans, but no additional stock-based awards will be granted under them. No performance-based incentive stock awards have been granted since fiscal 1994.

        Pursuant to the terms of our stock-based compensation plans, awards granted under the plans vest and may be exercised as determined by the compensation committee of our board of directors. In the event of a change in control, the compensation committee may, at its sole discretion, without obtaining shareholder approval, accelerate the vesting or performance periods of the awards.

        Through the end of the seven-month period ended December 31, 2002, we applied Accounting Principles Board Opinion No. 25 and its related interpretations in accounting for our plans. Accordingly, no compensation cost was recognized for stock options granted to employees or directors under the plans because the exercise prices for options granted were equal to the quoted market prices on the option grant dates.

        In March 2003, our board of directors approved a change in accounting for stock options granted to employees and directors from the intrinsic-value method to the fair-value method recommended by SFAS No. 123, effective for the calendar year ending December 31, 2003. Beginning with our first quarterly report of that year, for the quarter ended March 31, 2003, compensation cost for stock options granted to our employees and directors will be reflected directly in our consolidated income statements instead of being presented as pro forma information. Based on options granted through March 1, 2003, we estimate that this charge will increase salaries and benefits expense by approximately $39 million per quarter throughout calendar year 2003. The transition method we have chosen to report this change in accounting is the retroactive-restatement method. As such, future presentations of periods ended prior to January 1, 2003 will be restated to reflect the fair-value method of accounting, as if the change had been effective throughout those prior periods.

NOTE 13     EMPLOYEE STOCK PURCHASE PLAN

        We have an employee stock purchase plan under which we are authorized to issue up to 14,250,000 shares of common stock to eligible employees of the Company or its designated subsidiaries. Under the terms of the plan, eligible employees may elect to have between 1% and 10% of their base earnings withheld each calendar quarter to purchase shares of the our common stock. Shares are purchased on the last day of the quarter, at a purchase price equal to 85% of either the closing price on the first day of the quarter or the closing price on the last day of the quarter, whichever is lower. Under the plan, no individual may purchase, in any year, shares with a fair market value in excess of $25,000.

        Under the plan, we sold the following numbers of shares in each of the three years ended May 31, 2002, 2001 and 2002 and in the seven-month period ended December 31, 2002:

	May 31
				December 31 2002
	2000	2001	2002
Number of shares	1,647,831	839,982	691,704	378,431
Weighted average price	$10.61	$18.01	$30.19	$39.28

NOTE 14     EARNINGS PER COMMON SHARE

        The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings per common share calculations for income from continuing operations for each of the three years ended May 31, 2000 through 2002 and for the seven-month period ended December 31, 2002. We also present the reconciliations for the seven months ended December 31, 2001 for comparative purposes. Income is expressed in millions and weighted average shares are expressed in thousands.

	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
	(Dollars in Millions, except Per-Share Amounts)
Year ended May 31, 2000
Income available to common shareholders for basic earnings per share	$340	467,970	$0.73
Effect of dilutive stock options, warrants and other contracts to issue common stock	—	4,407	(0.01)

Income available to common shareholders for diluted earnings per share	$340	472,377	$0.72

Year ended May 31, 2001
Income available to common shareholders for basic earnings per share	$643	479,621	$1.34
Effect of dilutive stock options, warrants and other contracts to issue common stock	—	11,107	(0.03)

Income available to common shareholders for diluted earnings per share	$643	490,728	$1.31

Year ended May 31, 2002
Income available to common shareholders for basic earnings per share	$785	489,717	$1.60
Effect of dilutive stock options, warrants and other contracts to issue common stock	—	13,182	(0.04)

Income available to common shareholders for diluted earnings per share	$785	502,899	$1.56

Seven Months ended December 31, 2001 (unaudited)
Income available to common shareholders for basic earnings per share	$328	489,046	$0.67
Effect of dilutive stock options, warrants and other contracts to issue common stock	—	13,913	(0.02)

Income available to common shareholders for diluted earnings per share	$328	502,959	$0.65

Seven Months ended December 31, 2002
Income available to common shareholders for basic earnings per share	$459	484,877	$0.95
Effect of dilutive stock options, warrants and other contracts to issue common stock	—	8,653	(0.02)

Income available to common shareholders for diluted earnings per share	$459	493,530	$0.93

        Stock options with prices that exceeded the average market price for the above periods are excluded from the earnings-per-share computations. For the years ended May 31, 2000, 2001 and 2002, the number of shares excluded was 15,321,000, 1,037,000 and 171,000, respectively, and for the seven-month period ended December 31, 2002, the number was 9,946,206.

NOTE 15     EMPLOYEE RETIREMENT PLAN

        Substantially all domestic employees of Tenet or one of its subsidiaries, upon qualification, are eligible to participate in a defined contribution 401(k) plan. Under the plan, employees may contribute 1% to 20% of their eligible compensation, and we match such contributions up to a maximum percentage. Our contributions to the plan were approximately $52 million for the year ended May 31, 2000, $54 million for the year ended May 31, 2001, $60 million for the year ended May 31, 2002, and $40 million for the seven-month period ended December 31, 2002.

NOTE 16     INVESTMENTS AND OTHER ASSETS

        Our principal long-term investments in unconsolidated affiliates at May 31, 2002 consisted of 8,301,067 shares of Ventas and shares of various other investments, primarily in health care ventures. As previously announced, in December 2002, we sold our entire portfolio of Ventas, Inc. shares for $86 million. We had decided to sell the shares in late November 2002. Prior to that time, we had accounted for the shares as an available-for-sale security whose fair value was less than its cost basis. Because we did not expect the fair value of the shares to recover prior to the expected time of sale, we recorded a $64 million charge ($40 million, net of taxes) in November 2002 for the impairment of the carrying value of these securities. Because of a difference between the tax basis of the investment and our book basis, we will report a tax gain on the sale in our next income tax return. The estimated tax on the gain amounted to $32 million, and was paid on February 15, 2003.

        Also included in long-term investments at May 31, 2002 was an investment portfolio of U.S. government securities aggregating $69 million. Those securities were held in an escrow account for the benefit of the holders of our 6% Exchangeable Notes. The securities were released from escrow when we repurchased the notes in August 2002 (see Note 6) and were sold for cash in the normal course of business over several succeeding weeks.

        Our policy has been to classify these investments as "available for sale." In doing so, the carrying values of the shares and debt instruments are adjusted at the end of each accounting period to their market values, net of income taxes. This is done through a credit or charge to other comprehensive income. Through May 31, 2001 and 2002, the accumulated unrealized loss on the Company's long-term investments was $71 million and $40 million, respectively, and through December 31, 2002, it was $15 million. At May 31, 2001 and 2002 the aggregate market value of these investments was $170 million and $200 million, respectively, and at December 31, 2002 it was $20 million.

        In addition, during the year ended May 31, 2000, we recorded $61 million in gains from sales of investments in Internet-related health care ventures, which were offset by $62 million in net losses from sales of other investments. During the year ended May 31, 2001, we recorded $28 million in net gains from sales of investments in health care ventures. There were no such gains or losses in the year ended May 31, 2002 or the seven-month period ended December 31, 2002.

NOTE 17     DISCONTINUED OPERATIONS—PSYCHIATRIC HOSPITAL BUSINESS

        During the year ended May 31, 2000, the Company recorded a $30 million charge to discontinued operations ($19 million after taxes, or $0.04 per share) to reflect a July 19, 2000 agreement to settle substantially all of the remaining civil litigation related to certain of our former psychiatric hospitals. The settlements were paid during the year ended May 31, 2001.

NOTE 18     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts of cash and cash equivalents, accounts receivable, current portion of long-term debt, accounts payable, and accrued interest payable approximate fair value because of the short maturity of these instruments. The carrying values of investments, both short-term and long-term (excluding investments accounted for by the equity method), are reported at fair value. Long-term receivables are carried at cost and are not materially different from their estimated fair values. The fair value of our long-term debt is based on quoted market prices and approximates its carrying value. At May 31, 2001 and 2002 and December 31, 2002, the estimated fair value of our long-term debt was approximately 99%, 101% and 93%, respectively, of the carrying value of the debt.

NOTE 19     SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended May 31			Seven months ended December 31
	2000	2001	2002	2001	2002
				(unaudited)
	(Dollars in Millions)
Interest paid	$473	$462	$389	$308	$175
Income taxes paid, net of refunds received	226	257	268	93	307

NOTE 20     OTHER COMPREHENSIVE INCOME

        The following table shows our consolidated statements of comprehensive income for the years ended May 31, 2000, 2001 and 2002, and for the seven-month periods ended December 31, 2001 and 2002:

	Years ended May 31			Seven Months ended December 31
	2000	2001	2002	2001	2002
				(unaudited)
	(Dollars in Millions)
Net income	$302	$643	$785	328	$459

Other comprehensive income (loss):
Unrealized gains (losses) on securities held as available for sale:
Unrealized net holding gains (losses) during period	(142)	80	31	18	(6)
Less: reclassification adjustments for (gains) losses included in net income	(92)	(39)	1	—	47
Foreign currency translation adjustments	(1)	(3)	(4)	2	5
Losses on derivative instruments designated and qualifying as cash-flow hedges	—	—	(28)	(26)	—

Other comprehensive income (loss) before income taxes	(235)	38	—	(6)	46
Income tax benefit (expense) related to items of other comprehensive income	88	(12)	—	2	(17)

Other comprehensive income (loss)	(147)	26	—	(4)	29

Comprehensive income	$155	$669	$785	$324	$488

        The table below shows the tax effect allocated to each component of other comprehensive income for the years ended May 31, 2000, 2001 and 2002 and for the seven-month period ended December 31, 2002:

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
	(Dollars in Millions)
Year ended May 31, 2000
Foreign currency translation adjustment	$(1)	$1	$—
Unrealized losses on securities held as available-for-sale	(142)	53	(89)
Less: reclassification adjustment for realized gains included in net income	(92)	34	(58)

	$(235)	$88	$(147)

Year ended May 31, 2001
Foreign currency translation adjustment	$(3)	$1	$(2)
Unrealized losses on securities held as available-for-sale	80	(28)	52
Less: reclassification adjustment for realized gains included in net income	(39)	15	(24)

	$38	$(12)	$26

Year ended May 31, 2002
Foreign currency translation adjustment	$(4)	$2	$(2)
Losses on derivatives designated and qualifying as cash flow hedges	(28)	10	(18)
Unrealized losses on securities held as available-for-sale	31	(12)	19
Less: reclassification adjustment for realized losses included in net income	1	—	1

	$—	$—	$—

Seven Months ended December 31, 2002
Foreign currency translation adjustment	$5	$(2)	$3
Unrealized losses on securities held as available-for-sale	(6)	3	(3)
Less: reclassification adjustment for realized losses included in net income	47	(18)	29

	$46	$(17)	$29

NOTE 21     RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146. The standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. (Under previous accounting standards, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan.) The provisions of the standard apply to exit or disposal activities initiated after December 31, 2002. In the event that we initiate exit or disposal activities after this date, such as our recently announced plan to divest or consolidate 14 of our general hospitals and our announced cost reduction program, the new accounting standard might have a material effect on the timing of the recognition of exit costs in our consolidated financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45. The interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable, on a prospective basis, to guarantees issued or modified after December 31, 2002. This new interpretation did not have a material effect on our consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148. This standard provides alternative methods for voluntarily transitioning to the fair-value method of accounting for stock-based employee compensation recommended by SFAS No. 123. It also requires prominent disclosures in both annual and quarterly financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. On March 12, 2003, our board of directors approved a change in accounting for stock options granted to our employees and directors from the intrinsic-value method to the fair-value method, effective for our new fiscal year ending December 31, 2003. We estimate that this change will increase salaries and benefits expense by approximately $38 million in each quarter of the 2003 calendar year.

        The transition method we have chosen to report this change in accounting is the retroactive-restatement method. As such, future presentations of periods ended prior to January 1, 2003 will be restated to reflect the fair-value method of accounting, as if the change had been effective throughout those earlier periods. For example, the results of operations for the four quarters prior to the January change will be restated to reflect additional salaries and benefits expense ranging between $33 million and $37 million each quarter.

        In January 2003, the FASB issued FIN 46. This interpretation of Accounting Research Bulletin No. 51 is intended to achieve more consistent application of consolidation policies to variable-interest entities. We do not believe it will have a material impact on our financial condition or results of operations.

NOTE 22     RELATED PARTY TRANSACTIONS

        One of our board members is the president of St. Louis University ("SLU"). As a result of our 1998 acquisition of the SLU Hospital, we entered into a 30-year Academic Affiliation Agreement with SLU and in connection therewith we have paid SLU $23.7 million, $24.5 million and $25.3 million in the years ended May 31, 2000, 2001 and 2002, respectively, and $16.4 million in the seven-month period ended December 31, 2002.

SUPPLEMENTAL FINANCIAL INFORMATION

  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year ended May 31, 2001
	First	Second	Third	Fourth
	(Dollars in Millions, except Per-Share Amounts)
Net operating revenues	$2,893	$2,915	$3,036	$3,209
Net income	154	175	198	116
Earnings per share from continuing operations:
Basic	$0.33	$0.37	$0.41	$0.24
Diluted	$0.32	$0.36	$0.40	$0.23
	Year ended May 31, 2002
	First	Second	Third	Fourth
	(Dollars in Millions, except Per-Share Amounts)
Net operating revenues	$3,297	$3,394	$3,484	$3,738
Net income	155	89	280	261
Earnings per share from continuing operations:
Basic	$0.32	$0.18	$0.57	$0.53
Diluted	$0.31	$0.18	$0.56	$0.52

  SELECTED SEVEN-MONTH FINANCIAL DATA (UNAUDITED)

	Seven months ended December 31
	2001	2002
	(Dollars in Millions, except Per-Share Amounts)
Net operating revenues	$7,832	$8,743
Net income	328	459
Earnings per share from continuing operations:
Basic	$0.67	$0.95
Diluted	$0.65	$0.93

        All periods have been adjusted to reflect a 3-for-2 stock split declared in May 2002 and distributed on June 28, 2002.

        Operating results for an interim period are not necessarily representative of operations for a full year for various reasons, including changes in Medicare regulations, levels of occupancy, interest rates, acquisitions, disposals, revenue allowance and discount fluctuations, the timing of price changes, gains and losses on sales of assets, impairment and restructuring charges and fluctuations in quarterly tax rates. For example, fiscal 2001 includes impairment of long-lived assets and restructuring charges of $143 million, loss from early extinguishment of debt of $56 million, and net gains on sales of facilities and long-term investments of $28 million recorded in the fourth quarter. Fiscal 2002 includes impairment of long-lived assets and restructuring charges of $99 million recorded in the second quarter and loss from early extinguishment of debt of $110 million, $165 million, $12 million and $96 million recorded in the first, second, third and fourth quarters, respectively. The seven months ended December 31, 2001 includes a $281 million charge for losses from early extinguishment of debt and a $99 million charge for impairment of long-lived assets and restructuring charges. The seven months ended December 31, 2002 includes a $396 million charge for impairment of long-lived assets and restructuring charges and a $64 million charge for impairment of investment securities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

COMPANY DIRECTORS AND NOMINEES

  Jeffrey C. Barbakow
  Chairman and Chief Executive Officer
  Chair of Executive Committee
  Age: 59

        Mr. Barbakow has been our Chairman and Chief Executive Officer since June 1993. Prior to joining the Company, Mr. Barbakow served as a Managing Director of Donaldson, Lufkin & Jenrette Securities Corporation from September 1991 through May 1993. From 1988 until 1991, Mr. Barbakow served as Chairman, President and Chief Executive Officer of MGM/UA Communications, Inc. Prior to 1988, Mr. Barbakow served as a Managing Director of Merrill Lynch Capital Markets and an executive officer of several Merrill Lynch affiliates. In addition, Mr. Barbakow served as a director of MGM Grand, Inc. from November 1988 through May 1993. Mr. Barbakow is a director of H Group Holding, Inc., the U.S. Chamber of Commerce and Broadlane, Inc. He also serves as a member of the CEO Board of Advisors of the University of Southern California Marshall School of Business, The UCSB Foundation Board of Trustees, the Board of Trustees of the Thacher School and the Chancellor's Counsel at the University of California at Santa Barbara. Mr. Barbakow has been a director since 1990. His current term as a director expires at this year's Annual Meeting. Mr. Barbakow will retire from the Board effective immediately prior to the 2003 annual meeting of shareholders (the "Annual Meeting").

  Lawrence Biondi, S.J.
  Director
  Chair of Ethics, Quality & Compliance Committee
  Member of Executive Committee
  Age: 64

        Father Lawrence Biondi, a Jesuit priest, linguist and educator, has been President of Saint Louis University in Missouri since July 1987. From 1980 to 1987, Fr. Biondi was dean of the College of Arts & Sciences at Loyola University of Chicago, where he served on the faculty of modern languages since 1968. Fr. Biondi, who holds six degrees, is a widely published author in the field of sociolinguistics, in which he has analyzed issues in bilingual-bicultural education, patient-doctor communication and ethnicity. He is a former consultant on ethnicity for the City of Chicago. He sits on the boards of the Association of Jesuit Colleges and Universities; the Joint Commission on Accreditation of Healthcare Organizations; IberoAmericana University, Mexico City, Mexico; Civic Progress, St. Louis; Conference USA; Grand Center, St. Louis; Missouri Botanical Garden; Saint Louis University; St. Louis Art Museum; St. Louis Regional Chamber and Growth Association; St. Louis Symphony; and St. Louis Zoo. Fr. Biondi has been a director since 1998. His current term as a director expires at this year's Annual Meeting. Fr. Biondi will stand for election at this year's Annual Meeting.

  Bernice B. Bratter
  Director
  Chair of Compensation Committee
  Member of Executive and Nominating Committees
  Age: 65

        Ms. Bratter, a licensed Marriage and Family Therapist, served as the President of the Los Angeles Women's Foundation, a public foundation dedicated to reshaping the status of women and girls in Southern California, from October 1996 through May 2000. She provides free consulting services to a number of non-profit and other entities, including Project Renewment, of which she is a co-founder and which explores the different challenges women executives face when leaving the workforce. Ms. Bratter served as Executive Director of the Center for Healthy Aging, formerly known as Senior Health and Peer Counseling, a nonprofit health care organization located in Santa Monica, California, from 1980 through her retirement from that position in March 1995. From March 1995 through September 1996, she lectured and served as a consultant in the fields of not-for-profit corporations and issues related to health care and aging. In 1981, Ms. Bratter was a gubernatorial appointee to the White House Conference on Aging as an observer. She is the recipient of numerous awards and commendations including the YWCA Woman of the Year Award, the Senior Health and Peer Counseling's Community Leader Award and other county, state and federal commendations. In 1991, Ms. Bratter was presented with an Honorary Doctor of Laws degree by Pepperdine University. Ms. Bratter has been a director since 1990. Ms. Bratter will retire from the Board effective upon the election of directors at this year's Annual Meeting.

  Sanford Cloud, Jr.
  Director
  Chair of Corporate Governance Committee
  Member of Executive, Ethics, Quality & Compliance and Audit Committees
  Age: 58

        Mr. Cloud has been President and Chief Executive Officer of The National Conference for Community and Justice since 1994. Prior to that time, Mr. Cloud was a partner in the law firm of Robinson & Cole in Hartford, Connecticut. Throughout most of the 1980s, Mr. Cloud worked for Aetna Inc. as Vice President of Corporate Public Involvement and Executive Director of the Aetna Foundation. Mr. Cloud is a former two-term Connecticut State Senator. Currently, Mr. Cloud serves on the board of directors of Northeast Utilities, Inc. and The Phoenix Companies, Inc. He also serves as Chairman of the Board of Ironbridge Mezzanine Fund, L.P. He is a graduate of Howard University and Howard University Law School and holds an M.A. in Religious Studies from the Hartford Seminary. Mr. Cloud has been a director since 1998. His current term as a director expires at the 2004 Annual Meeting.

  Maurice J. DeWald
  Director
  Chair of Audit Committee
  Member of Executive, Compensation and Corporate Governance Committees
  Age: 63

        Mr. DeWald is Chairman of Verity Financial Group, Inc., a private investment firm that he founded in 1992. From 1962 through 1991, Mr. DeWald was with KPMG LLP, where he served at various times as a Director and as the Managing Partner of the Chicago, Orange County and Los Angeles offices. Mr. DeWald also was a founder of the firm's High Technology Industry Group. Mr. DeWald is a director of Mizuho Corporate Bank of California, Advanced Materials Group, Inc., and ARV Assisted Living, Inc. He also sits on the Advisory Council of the University of Notre Dame Mendoza School of Business. Mr. DeWald is a past Chairman and Director of United Way of Greater Los Angeles. He is a graduate of the University of Notre Dame. Mr. DeWald has been a director since 1991. Mr. DeWald will retire from the Board effective upon the election of directors at this year's Annual Meeting.

  Van B. Honeycutt
  Director
  Member of Audit, Compensation and Corporate Governance Committees
  Age: 58

        Mr. Honeycutt is Chairman and Chief Executive Officer of Computer Sciences Corporation ("CSC"), a publicly-traded company that is a leading provider of consulting, system integration and outsourcing services to industries and governments worldwide. Mr. Honeycutt was appointed President of CSC in 1993 and Chief Executive Officer in 1995. Prior to his appointment as Chief Executive Officer of CSC, Mr. Honeycutt was Chief Operating Officer. Mr. Honeycutt sits on the board of directors of Beckman Coulter, Inc. Mr. Honeycutt is a graduate of Franklin University and Stanford University's Executive Graduate Program. Mr. Honeycutt has been a director since 1999. His current term as a director expires at this year's Annual Meeting. Mr. Honeycutt will stand for election at this year's Annual Meeting.

  Edward A. Kangas
  Director
  Age: 58

        Mr. Kangas served as chairman and chief executive officer of Deloitte Touche Tohmatsu International from 1989 to 2000, designing and leading the integration of a worldwide firm that today has over 100,000 people in 140 countries. From 1989 to 1994, he also served as the Managing Partner of Deloitte & Touche (USA). Mr. Kangas began his career as a staff accountant at Touche Ross in 1967, where he became a partner in 1975. He was elected managing partner and chief executive officer of Touche Ross in 1985, a position he held through 1989. He was one of the chief architects of the 1989 global combination of Deloitte Haskins & Sells and Touche Ross. Since his retirement from Deloitte in 2000, Mr. Kangas has served as a consultant to Deloitte and as chairman of the National Multiple Sclerosis Society. He is also a director of Hovnanian Enterprises Inc., a leading national homebuilder. In addition, he serves as a trustee of the Committee for Economic Development and is a member of Beta Gamma Sigma Directors' Table. Mr. Kangas is currently a member of the board of trustees of the University of Kansas Endowment Association and a member of the University of Kansas Business School of Advisors, and he has served as a member of the board of overseers of The Wharton School at the University of Pennsylvania. A certified public accountant, Mr. Kangas holds a bachelor's degree and a master's degree in business administration from the University of Kansas. Mr. Kangas has been a director since April 2003. His current term as a director expires at this year's Annual Meeting. Mr. Kangas will stand for election at this year's Annual Meeting.

  J. Robert Kerrey
  Director
  Member of Ethics, Quality & Compliance and Nominating Committees
  Age: 59

        Mr. Kerrey has been President of New School University in New York City since January 2001. Prior to becoming President of New School University, Mr. Kerrey served as a U.S. Senator from the State of Nebraska from 1989 to 2000. Prior to his election to the U.S. Senate, Mr. Kerrey was Governor of the State of Nebraska from 1982 to 1987. Prior to his entering public service, Mr. Kerrey founded and operated a chain of restaurants and health clubs. Mr. Kerrey sits on the boards of directors of Jones Apparel Group, Inc. and the Concord Coalition. He also sits on the Board of Trustees of The Aerospace Corporation. Mr. Kerrey holds a degree in Pharmacy from the University of Nebraska. Mr. Kerrey has been a director since March 2001. His current term as a director expires at the 2004 Annual Meeting.

  Lester B. Korn
  Director
  Chair of Nominating Committee
  Member of Executive Committee
  Age: 67

        Mr. Korn is Chairman and Chief Executive Officer of Korn Tuttle Capital Group, a diversified holding company based in Los Angeles, California. Mr. Korn served as the Chairman of Korn/Ferry International, an executive search firm that he founded, from 1969 until May 1991, when he retired and became Chairman Emeritus. From 1987 to 1988, he served as the United States Ambassador to the United Nations Economic and Social Council. During 1996, Mr. Korn was a member of the United States Presidential Delegation to observe the elections in Bosnia. He is a director of ConAm Properties, Ltd., the Performing Arts Center of Los Angeles County and the Council of American Ambassadors and a member of the Board of Trustees of the UCLA Foundation. He received a B.S. and an M.B.A. from UCLA. Mr. Korn has been a director since 1993. Mr. Korn will retire from the Board effective upon the election of directors at this year's Annual Meeting.

  Floyd D. Loop, M.D.
  Director
  Member of Audit, Ethics, Quality & Compliance and Nominating Committees
  Age: 67

        Dr. Loop is the Chief Executive Officer and Chairman of The Board of Governors of The Cleveland Clinic Foundation. Before becoming Chief Executive Officer in 1989, Dr. Loop was an internationally recognized cardiac surgeon. A graduate of Purdue University, he received his medical degree from George Washington University. He practiced cardiothoracic surgery for 30 years and headed the Department of Thoracic and Cardiovascular Surgery at The Cleveland Clinic from 1975 to 1989. Dr. Loop has authored more than 350 clinical research papers, chaired the Residency Review Committee for Thoracic Surgery and was President of the American Association for Thoracic Surgery. In 1999, he was appointed to the Medicare Payment Advisory Commission. Dr. Loop has been a director since 1999. His current term as a director expires at the 2005 Annual Meeting.

  Mónica C. Lozano
  Director
  Member of Corporate Governance and Ethics, Quality & Compliance Committees
  Age: 47

        Ms. Lozano is President and Chief Operating Officer of La Opinión, the largest Spanish-language newspaper in the United States, and Vice President of its parent company, Lozano Communications, Inc. Ms. Lozano is a director of The Walt Disney Company and Union Bank of California. She is a member of the Board of Directors of the California HealthCare Foundation, the National Council of La Raza and the Los Angeles County Museum of Art. In addition, Ms. Lozano is a member of the Board of Regents of the University of California and a Trustee of the University of Southern California. Ms. Lozano has been a director since July 24, 2002. Her current term as a director expires at the 2005 Annual Meeting.

  Robert C. Nakasone
  Director
  Age: 55

        Mr. Nakasone has been Chief Executive Officer of NAK Enterprises, L.L.C., an investment and consulting company, since January 2000. Prior to that, he served as Chief Executive Officer of Toys "R" Us, Inc., a retail store chain, from February 1998 to September 1999. Previously,

Mr. Nakasone served in other positions with Toys "R" Us, including President and Chief Operating Officer from January 1994 to February 1998 and Vice Chairman and President of Worldwide Toy Stores from January 1989 to January 1994. Mr. Nakasone also is a Director of eFunds Corporation and Staples, Inc. Mr. Nakasone has been a director since May 2003. His current term as a director expires at the 2004 Annual Meeting of Shareholders.

        Information concerning executive officers of the Company who are not directors can be found on pages 16 to 17.

AUDIT COMMITTEE FINANCIAL EXPERTS

        The board has determined that Maurice J. DeWald, who we expect will serve as chair of the audit committee until the Annual Meeting, is both independent and an audit committee financial expert, as defined by SEC rules. The board will select a replacement for Mr. DeWald as chair of the audit committee no later than its first meeting following the Annual Meeting, and the new chair will also meet these criteria.

BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10 percent of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. All of our directors, executive officers and 10 percent shareowners complied with all Section 16(a) filing requirements during the transition period of June 1, 2002 through December 31, 2002 (the "2002 Transition Period"). In making this statement, we have relied upon examination of the copies of Forms 3, 4 and 5 provided to us and the written representations of our directors, executive officers and 10 percent shareowners.

        Information on the Company's code of ethics can be found under the heading Compliance and Ethics Programs on page 15.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

        As noted above, we changed our fiscal year end from May 31 to December 31, effective December 31, 2002. The following table summarizes the compensation paid by us for the 2002 Transition Period and the fiscal years ended May 31, 2002, 2001 and 2000 to (1) the person acting as Chief Executive Officer at December 31, 2002, (2) our four most highly compensated executive officers during the 2002 Transition Period, (3) our recently elected new President, and (4) two additional individuals who would have been included as two of the four most highly compensated individuals but for the fact that the two individuals were not serving as executive officers at December 31, 2002 (collectively, the "Named Executive Officers").

		Annual Compensation						Long-Term Compensation
Name and Principal Position	Year	Salary($)(1)		Bonus($)(1)		Other Annual Compensation ($)(2)		Securities Underlying Options(#)	All Other Compensation ($)(3)
Barbakow CEO and Chairman	2002 Transition 5/31/2002 5/31/2001 5/31/2000	727,592 1,204,275 1,158,000 1,124,000		-0- 4,178,834 3,359,000 1,802,115	(4)	67,687 146,959 70,876 65,596	(5) (5) (5) (5)	-0- 1,500,000 1,500,000 -0-	153,698 102,612 98,112 64,471
Schochet(6) Vice Chairman	2002 Transition 5/31/2002 5/31/2001 5/31/2000	328,750 544,000 523,000 508,000		-0- 1,203,280 917,551 552,740		-0- -0- -0- -0-		275,000 195,000 135,000 180,000	50,070 48,034 39,208 30,974
Sulzbach Chief Corporate Officer & General Counsel	2002 Transition 5/31/2002 5/31/2001 5/31/2000	270,938 426,500 410,000 380,000		-0- 951,700 791,404 432,325	(7) (7)	-0- -0- -0- -0-		275,000 187,500 172,500 97,500	38,693 37,827 29,907 8,511
Farber(8) Chief Financial Officer	2002 Transition 5/31/2002 5/31/2001 5/31/2000	242,801 363,991 350,000 291,667		-0- 665,280 599,800 291,495		51,595 78,399 138,128 184,751	(9) (9) (9) (9)	275,000 123,750 112,500 75,000	29,960 31,762 7,410 7,142
Mathiasen EVP & Chief Accounting Officer	2002 Transition 5/31/2002 5/31/2001 5/31/2000	258,833 428,500 412,000 400,000		-0- 956,160 794,913 435,921	(10) (10)	-0- 51,849 54,508 59,834	(11) (11) (11)	150,000 165,000 150,000 210,000	39,066 38,447 30,841 24,612
Fetter(12) President	2002 Transition	332,500	(13)	-0-		-0-		450,000	-0-
Dennis(14) Former Chief Corporate Officer & CFO	2002 Transition 5/31/2002 5/31/2001 5/31/2000(15)	447,500 725,000 641,667 150,000		-0- 2,182,250 1,611,090 245,000		73,435 96,690 91,847 -0-	(16) (16) (16)	-0- 225,000 225,000 675,000	83,023 74,247 30,052 -0-
Mackey(17) Former Chief Operating Officer	2002 Transition 5/31/2002 5/31/2001 5/31/2000	447,500 725,000 650,000 633,000		-0- 2,182,250 1,611,090 879,531		113,641 219,114 325,553 315,581	(18) (18) (18) (18)	-0- 675,000 225,000 225,000	83,043 74,262 52,434 11,543

(1)
Includes compensation deferred at the election of a Named Executive Officer.

(2)
A -0- in this column means that no such compensation was paid other than perquisites that have not been included because their aggregate value did not meet the reporting threshold of the lesser of $50,000 or 10 percent of salary plus bonus.

(3)
The aggregate amounts set forth in "All Other Compensation" include the following: (i) matching company contributions to the Tenet Retirement Savings Plan, (ii) matching company contributions on a portion of compensation deferred under our Deferred Compensation Plan (the "DCP") and (iii) certain amounts in respect of life insurance and disability insurance policies available under our Supplemental Executive Retirement Plan ("SERP"). The following table reflects the amount of each of the foregoing paid to each of the Named Executive Officers in the 2002 Transition Period.

	Barbakow	Schochet	Sulzbach	Farber	Mathiasen	Fetter	Dennis	Mackey
Tenet Retirement Savings Plan	-0-	-0-	517	821	-0-	-0-	-0-	-0-
Deferred Compensation Plan	146,893	45,825	34,516	26,134	34,911	-0-	78,708	78,708
Life and Disability Insurance Under SERP	6,805	4,245	3,660	3,005	4,155	-0-	4,315	4,335
(4)
The total for 2001 includes $2,000,000 awarded to Mr. Barbakow under the 1997 Annual Incentive Plan and a $1,359,000 discretionary contribution made to Mr. Barbakow's DCP account. Mr. Barbakow will not be entitled to receive the discretionary contribution until termination of employment.

(5)
The total for the 2002 Transition Period includes $18,060 of membership fees, organizational dues and related expenses. The totals for fiscal years 2002 and 2001 include $66,962 and $36,786, respectively, that are the incremental cost to us of Mr. Barbakow's personal use of our aircraft. The totals for fiscal years 2002, 2001 and 2000 include $12,331, $34,090 and $47,290, respectively, of corporate-sponsored automobile use.

(6)
Mr. Schochet was elected as an executive officer effective November 22, 2002.

(7)
The totals for fiscal years 2002 and 2001 include $904,180 and $719,304 awarded to Ms. Sulzbach under the 2001 Annual Incentive Plan and 1997 Annual Incentive Plan, respectively, and $47,520 and $72,100, respectively, of discretionary contributions made by us to Ms. Sulzbach's DCP account. Ms. Sulzbach will not be entitled to receive the discretionary contributions until termination of employment.

(8)
Mr. Farber was elected as an executive officer effective November 7, 2002.

(9)
The totals for the 2002 Transition Period and fiscal years 2002, 2001 and 2000, include $34,615, $60,000, $60,120 and $171,731, respectively, of relocation-related expenses reimbursed to Mr. Farber pursuant to a relocation program.

(10)
The totals for fiscal years 2002 and 2001 include $908,420 and $722,813 awarded to Mr. Mathiasen under the 2001 Annual Incentive Plan and 1997 Annual Incentive Plan, respectively, and $47,740 and $72,100, respectively, of discretionary contributions made by us to Mr. Mathiasen's DCP account. Mr. Mathiasen will not be entitled to receive the discretionary contributions until termination of employment.

(11)
The totals for fiscal years 2002, 2001 and 2000 include $18,100, $18,084 and $17,600, respectively, of corporate-sponsored automobile use and $20,699, $29,529 and $35,700, respectively, of relocation-related expenses reimbursed to Mr. Mathiasen pursuant to a relocation program.

(12)
Although Mr. Fetter became our President on November 7, 2002, and therefore did not receive sufficient compensation during the 2002 Transition Period to require us to report his compensation, we are voluntarily disclosing compensation information regarding Mr. Fetter in order to provide our shareholders more disclosure about our current executive officers.

(13)
Includes $218,750 paid to Mr. Fetter as compensation for his services to Broadlane, Inc. and $113,750 paid to Mr. Fetter as compensation for his services to us.

(14)
Mr. Dennis resigned from the position of Vice Chairman, Chief Corporate Officer and Chief Financial Officer in the Office of the President effective November 7, 2002. From the date of his resignation through December 31, 2002, Mr. Dennis received salary continuation in the amount of $115,000, which amount is included in the above table, under the letter of employment dated February 18, 2000 described below at pages 108-109.

(15)
Mr. Dennis was elected as an executive officer effective March 1, 2000.

(16)
The totals for the 2002 Transition Period and fiscal years 2002 and 2001 include $37,504, $37,445 and $32,048, respectively, that are the incremental cost to us attributable to Mr. Dennis' personal use of our aircraft. The totals for fiscal years 2002 and 2001 also include $24,200 and $24,177, respectively, of corporate-sponsored automobile use. The total for 2001 also includes $24,973 of membership fees, organizational dues and related expenses.

(17)
Mr. Mackey retired from the position of Chief Operating Officer in the Office of the President effective November 7, 2002. From the date of his retirement through December 31, 2002, Mr. Mackey received a total of $195,000 as the equivalent of salary continuation for three months, which was paid as consulting fees, under the Consulting and Non-Compete Agreement dated November 8, 2002 described below at page 109. $115,000 of that amount is included in the above table.

(18)
The totals for the 2002 Transition Period and fiscal years 2002, 2001 and 2000 include $85,447, $152,108, $94,017 and $265,148, respectively, of relocation-related expenses reimbursed to Mr. Mackey pursuant to a relocation program. The total for 2001 also includes $186,604 of membership fees, organizational dues and related expenses.

OPTION GRANTS DURING THE 2002 TRANSITION PERIOD

        The following table sets forth information concerning options granted to the Named Executive Officers during the 2002 Transition Period.

	Individual Grants
Name	Number of Securities Underlying Options Granted(1)	% of Total Options Granted to Employees in the 2002 Transition Period(2)	Exercise Price ($/Share)(3)	Expiration Date(4)	Grant Date Present Value($)(5)
Barbakow	-0-	-0-	-0-	-0-	-0-
Schochet	275,000	2.4	17.56	12/10/2012	3,066,250
Sulzbach	275,000	2.4	17.56	12/10/2012	3,066,250
Farber	275,000	2.4	17.56	12/10/2012	3,066,250
Mathiasen	150,000	1.3	17.56	12/10/2012	1,672,500
Fetter(6)	450,000	3.8	27.95	11/07/2012	6,637,500
Dennis	-0-	-0-	-0-	-0-	-0-
Mackey	-0-	-0-	-0-	-0-	-0-

(1)
These options other than those granted to Mr. Fetter vest as follows: One-third will vest on the first anniversary of the grant date if the closing price of the Company's stock is at $24 or above and has been at that price level for at least 20 consecutive trading days immediately preceding such anniversary. If the closing price is below that level, then one-third of the options will vest at any time after the first anniversary that the closing price is at least $24 and has been so for at least 20 consecutive trading days. An additional one-third will vest on the second anniversary of the grant date if the closing price is at $27 or above and has been at that price level for at least 20 consecutive trading days immediately preceding such anniversary. If the closing price on the second anniversary is below that level, then the additional one-third of the options will vest at any time after the second anniversary that the closing price is at least $27 and has been so for at least 20 consecutive trading days. The remaining one-third will vest on the third anniversary of the grant date if the closing price is at $30 or above and has been at that price level for at least 20 consecutive trading days immediately preceding such anniversary. If the closing price on the third anniversary is below that level, then the remaining one-third of the options will vest at any time after the third anniversary that the closing price is at least $30 and has been so for at least 20 consecutive trading days. All previously unvested options will vest on the fourth anniversary of the grant date. The options granted to Mr. Fetter vest ratably over a three-year period.

(2)
The percentages shown are percentages of the total number of options granted to employees to purchase our common stock.

(3)
All options to purchase our common stock are exercisable at a price equal to the closing price of our common stock on the date of grant.

(4)
All options expire 10 years from the date of grant.

(5)
The Grant Date Present Values of the options granted to the Named Executive Officers during the 2002 Transition Period were derived using a standard Black-Scholes stock option valuation model. The valuation data and assumptions used to calculate the values for the options granted to all Named Executive Officers other than Mr. Fetter were as follows:

Date of Grant	12/10/2002
Stock Price	$17.56
Exercise Price	$17.56
Expected Dividend Yield	0%
Expected Volatility	51.40%
"Risk Free" Interest Rate	3.93%
Expected Life (Years)	9
Present Value/Option	$11.15

  The valuation data and assumptions used to calculate the values for the options granted to Mr. Fetter were as follows:

Date of Grant	11/07/2002
Stock Price	$27.95
Exercise Price	$27.95
Expected Dividend Yield	0%
Expected Volatility	38.12%
"Risk Free" Interest Rate	3.74%
Expected Life (Years)	9
Present Value/Option	$14.75

  The Expected Volatility is derived using daily data drawn from the five years preceding the Date of Grant. The Risk Free Interest Rate is the approximate yield on seven- and ten-year United States Treasury Bonds on the date of grant. The Expected Life is an estimate of the number of years the option will be held before it is exercised. The valuation model was not adjusted for nontransferability, risk of forfeiture or the vesting restrictions of the options, all of which would reduce the value if factored into the calculation.

  We do not believe that the Black-Scholes model or any other valuation model is a reliable method of computing the present value of the options granted to the Named Executive Officers. The value ultimately realized, if any, will depend on the amount by which the market price of our common stock on the date of exercise exceeds the exercise price.

(6)
Although Mr. Fetter became our President on November 7, 2002, and therefore did not receive sufficient compensation during the 2002 Transition Period to require us to report his compensation, we are voluntarily disclosing compensation information regarding Mr. Fetter in order to provide our shareholders more disclosure about our current executive officers.

OPTION EXERCISES AND YEAR-END VALUE TABLE
DECEMBER 31, 2002

        The following table sets forth information concerning options exercised by each of the Named Executive Officers during the 2002 Transition Period and unexercised options held by each of them as of December 31, 2002.

			Number of Unexercised Options at 12/31/2002(#)		Value of Unexercised In-the-Money Options at 12/31/2002($)(1)
Name	Shares Acquired on Exercise(#)	Value Realized($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Barbakow	-0-	-0-	5,497,000	2,000,000	9,311,505	-0-
Schochet	-0-	-0-	590,000	405,000	1,414,125	-0-
Sulzbach	-0-	-0-	312,501	457,500	489,130	-0-
Farber	81,251	2,957,755	116,250	495,000	-0-	375,417
Mathiasen	-0-	-0-	634,700	310,000	829,677	-0-
Fetter(2)	50,000	1,943,750	100,000	450,000	131,875	-0-
Dennis	-0-	-0-	675,000	450,000	1,773,765	886,882
Mackey	277,500	9,920,625	855,000	525,000	395,625	-0-

(1)
Based on the $16.40 per share closing price of our common stock on December 31, 2002.

(2)
Although Mr. Fetter became our President on November 7, 2002, and therefore did not receive sufficient compensation during the 2002 Transition Period to require us to report his compensation, we are voluntarily disclosing compensation information regarding Mr. Fetter in order to provide our shareholders more disclosure about our current executive officers.

Stock Ownership and Stock Option Exercise Retention Guidelines

        In March 2003, the Board adopted stock ownership and stock option exercise retention guidelines for our directors and senior officers to help demonstrate the alignment of the personal interests of directors and senior officers with those of our shareholders. The stock ownership guidelines require each senior officer to own shares of our stock with a value equal to the following multiples of his or her salary and require each director to own shares of our stock with a value equal to three times the annual Board retainer. The ownership guidelines must be met by the later of March 12, 2008 or five years from the date on which an individual becomes a senior officer or a director joins the Board, as the case may be.

Title	Multiple of Base Salary
CEO	5x
President	4x
EVP and others above SVP	2x
SVP	1x

        The stock retention guidelines require all officers with the title of senior vice president or above to hold for at least one year the "net shares" received upon the exercise of stock options. For this purpose, "net shares" means the number of shares obtained by exercising the option, less the number of shares sold to pay the exercise price of the option and any taxes or transaction costs due upon the exercise.

Supplemental Executive Retirement Plan ("SERP")

        The SERP provides our Named Executive Officers with supplemental retirement benefits in the form of retirement payments for life. At retirement, the monthly benefit paid to a Named Executive

Officer will be a product of four factors: (i) the officer's highest average monthly earnings for any consecutive 60-month period during the 10 years preceding retirement; (ii) the number of years of service with a maximum of 20 years; (iii) a vesting factor; and (iv) a percentage factor, not to exceed 2.7 percent, to reduce this benefit to reflect the projected benefit from our other retirement benefits available to the officer and from Social Security. The monthly benefit is reduced in the event of early retirement or termination of employment. Unreduced retirement benefits are available at age 62.

        In the event of the death of an officer, before or after retirement, one-half of the benefit earned as of the date of death will be paid to the surviving spouse for life (or to the participant's children until the age of 21 if the participant dies without a spouse). Lump sum distributions are permitted in certain circumstances and subject to certain limitations.

        For participants who were not actively at work as regular, full-time employees on or after February 1, 1997, "earnings" is defined in the SERP as the participant's base salary excluding bonuses and other cash and noncash compensation. In fiscal year 1997, the SERP was amended to provide that for all participants who are actively at work as regular, full-time employees on or after February 1, 1997, "Earnings" means the participant's base salary and annual cash bonus, but not automobile and other allowances and other cash and noncash compensation.

        The SERP also was amended in fiscal 1997 to provide that for all participants who are actively at work as regular, full-time employees on or after February 1, 1997: (i) the reduction for early retirement (retirement before age 65) for benefits received prior to age 62 was reduced from 5.04 percent to 3.0 percent per year and the maximum of such yearly reductions was reduced from 35.28 percent to 21 percent; (ii) the offset factor for the projected benefits from other Company benefit plans will be applied only to the base salary component of Earnings; and (iii) the annual eight percent cap on increases in Earnings that had been in effect was eliminated.

        In the event of a change of control, the Named Executive Officers will be deemed fully vested in the SERP for all years of service to the Company without regard to actual years of service and will be entitled to normal retirement benefits without reduction on or after age 60. In addition, if a participant is a regular, full-time employee actively at work on or after April 1, 1994, with the corporate office or a division or a subsidiary that has not been declared to be a discontinued operation, and who has not yet begun to receive benefit payments under the SERP and voluntarily terminates employment following the occurrence of certain events discussed below, or is terminated without cause, within two years of a change of control, then such participant will be (i) deemed fully vested in the SERP without regard to actual years of service, (ii) credited with three additional years of service, not to exceed a total of 20 years credited service, and (iii) entitled to the normal retirement benefits without reduction on or after age 60 or benefits at age 50 with reduction for each year of receipt of benefit prior to age 60. In addition, the "earnings" used in calculating the benefit will include the participant's base salary and the annual cash bonus paid to the participant, but exclude other cash and noncash compensation. Furthermore, the provision in the SERP prohibiting benefits from being paid to a participant if the participant becomes an employee or consultant of a competitor of the Company within three years of leaving the Company would be waived. The occurrence of any of the following events within two years of a change of control causes the additional payments discussed above to become payable if a participant voluntarily terminates his or her employment: (1) a material downward change in the participant's position, (2)(A) a reduction in the participant's annual base salary, (B) a material reduction in the participant's annual incentive plan award other than for financial performance as it broadly applies to all similarly situated executives in the same plan, or (C) a material reduction in the participant's retirement or supplemental retirement benefits that does not broadly apply to all executives in the same plan, or (3) the transfer of the participant's office to a location that is more than 50 miles from his or her current principal office. Finally, the SERP provides that in no event shall (x) the total present value of all payments under the SERP that are payable to a participant and are contingent upon a change of control in accordance with the rules set forth in Section 280G of the IRS

Code when added to (y) the present value of all other payments (other than payments that are made pursuant to the SERP) that are payable to a participant and are contingent upon a change of control, exceed an amount equal to 299 percent of the participant's "base amount" as that term is defined in Section 280G of the IRS Code.

        A change of control is deemed to have occurred if (i) any entity becomes the beneficial owner, directly or indirectly, of 20 percent or more of our common stock, or (ii) individuals who, as of April 1, 1994, constitute the Board (the "Incumbent Board") cease for any reason to constitute the majority of the Board; provided that individuals nominated by a majority of the directors then constituting the Incumbent Board and elected to the Board after April 1, 1994, will be deemed to be included in the Incumbent Board and individuals who initially are elected to the Board as a result of an actual or threatened election contest or proxy solicitation (other than on behalf of the Incumbent Board) will be deemed not to be included in the Incumbent Board.

        We established a trust for the purpose of securing our obligation to make distributions under the SERP. The trust is a "rabbi trust" and is funded with 3,750,000 shares of our common stock. The trustee will make required payments to participants or their beneficiaries in the event that we fail to make such payments for any reason other than our insolvency. In the event of our insolvency, the assets of the SERP Trust will be subject to the claims of our general creditors. In the event of a change of control, we are required to fund the SERP Trust in an amount that is sufficient, together with all assets then held by the SERP Trust, to pay each participant or beneficiary, on a pretax basis, the benefits to which the participant or the beneficiary would be entitled as of the date of the change of control.

        The table below presents the estimated maximum annual retirement benefits payable to the Named Executive Officers under the SERP.

Pension Plan Table
(Supplemental Executive Retirement Plan)(1)

	Estimated Annual Retirement Benefit For Years of Service Indicated($)
Earnings($)(2)
	5 Years	10 Years	15 Years	20 Years(3)
700,000	94,500	189,000	283,500	378,000
900,000	121,500	243,000	364,500	486,000
1,100,000	148,500	297,000	445,500	594,000
1,300,000	175,500	351,000	526,500	702,000
1,500,000	202,500	405,000	607,500	810,000
1,700,000	229,500	459,000	688,500	918,000
1,900,000	256,500	513,000	769,500	1,026,000
2,100,000	283,500	567,000	850,500	1,134,000
2,300,000	310,500	621,000	931,500	1,242,000
2,500,000	337,500	675,000	1,012,500	1,350,000
2,700,000	364,500	729,000	1,093,500	1,458,000
2,900,000	391,500	783,000	1,174,500	1,566,000
3,100,000	418,500	837,000	1,255,500	1,674,000
3,300,000	445,500	891,000	1,336,500	1,782,000
3,500,000	472,500	945,000	1,417,500	1,890,000
3,700,000	499,500	999,000	1,498,500	1,998,000
3,900,000	526,500	1,053,000	1,579,500	2,106,000
4,100,000	553,500	1,107,000	1,660,500	2,214,000
4,300,000	580,500	1,161,000	1,741,500	2,322,000
4,500,000	607,500	1,215,000	1,822,500	2,430,000
4,700,000	634,500	1,269,000	1,903,500	2,538,000
4,900,000	661,500	1,323,000	1,984,500	2,646,000
5,100,000	688,500	1,377,000	2,065,500	2,754,000
5,300,000	715,500	1,431,000	2,146,500	2,862,000
5,500,000	742,500	1,485,000	2,227,500	2,970,000
5,700,000	769,500	1,539,000	2,308,500	3,078,000
5,900,000	795,500	1,593,000	2,389,500	3,186,000
6,100,000	823,500	1,647,000	2,470,500	3,294,000
6,300,000	850,500	1,701,000	2,551,500	3,402,000
6,500,000	877,500	1,755,000	2,632,500	3,510,000

(1)
The benefits listed are subject to reduction for projected benefits from the Tenet Retirement Savings Plan, Deferred Compensation Plan and Social Security. The effect of these reductions is not included in the table.

(2)
As defined above.

(3)
The benefit is the same for each period beyond 20 years since benefits under the SERP are calculated based on a maximum of 20 years of service.

        As of December 31, 2002, the estimated credited years of service for the Named Executive Officers were as follows: Mr. Barbakow, 13 years; Mr. Schochet, 20 years; Ms. Sulzbach, 19 years; Mr. Farber, 3 years; Mr. Mathiasen, 17 years; Mr. Fetter, 7 years; Mr. Dennis, 4 years; and Mr. Mackey, 17 years. In fiscal years 1999 through 2001, Mr. Barbakow's credited years of service under the SERP were enhanced such that he received credit for two years of service for each year he served as Chief Executive Officer, totaling six additional years of service. In an April 2003 letter, Mr. Barbakow acknowledged that he would not receive an award with respect to the 2002 Transition period under the Company's 2001 Annual Incentive Plan and waived the previously approved enhancements to his years of service under the SERP for any period after May 31, 2002. At the time Mr. Barbakow waived his right to these previously approved enhancements, it also was determined that the positions of Chairman and Chief Executive Officer would be separated and he would not stand for re-election to the Board. In connection with these actions, the Compensation Committee added the Chief Executive Officer position to the TESPP, with Mr. Barbakow being eligible to receive the same level of severance benefits as the other Named Executive Officers.

        We purchased insurance policies on the lives of certain current and past participants in the SERP to reimburse us, based on actuarial calculations, for amounts to be paid to the participants under the SERP over the course of the participants' retirement (assuming that our original estimates as to interest rates, mortality rates, tax rates and certain other factors are accurate). SERP participants also are provided a life insurance benefit for the designee of each participant and a disability insurance policy for the benefit of each participant. Both of these benefits are fully insured.

Director Compensation

        During the 2002 Transition Period, our nonemployee directors each received a prorated portion of their $65,000 annual retainer. The nonemployee directors also received $1,500 per Board meeting and $1,200 per committee meeting attended. Each nonemployee director serving as the chair of a committee received an annual fee of $12,000. All directors are reimbursed for travel expenses and other out-of-pocket costs incurred while attending meetings.

  2001 Stock Incentive Plan

        We believe that our 2001 Stock Incentive Plan (the "2001 SIP"), which was approved by our shareholders at the 2001 Annual Meeting, promotes our interests and those of our shareholders by strengthening our ability to attract, motivate and retain directors of training, experience and ability, encouraging the highest level of director performance, and providing directors with a proprietary interest in our financial success and growth.

        The 2001 SIP is administered by the Compensation Committee of the Board. All of our nonemployee directors are eligible to participate in the 2001 SIP. Under the terms of the 2001 SIP, the Board determines the number of options to be granted to each nonemployee director. The Board currently grants options to nonemployee directors pursuant to a formula under which each nonemployee director receives an automatic grant, on the last Thursday of October of each year, of options to purchase the greater of (x) 18,000 shares of common stock and (y) the number of shares of common stock determined by dividing (i) the product of four times the then-existing annual retainer fee, by (ii) the closing price of the common stock on the NYSE on the date of grant. On October 31, 2002, each nonemployee director was granted an option to purchase 18,000 shares of common stock. Each such option, which vested immediately upon grant and has a 10-year term, permits the holder to purchase shares at their fair market value on the date of grant, which was $28.75 on October 31, 2002. In addition, on the fourth Thursday of the month in which new nonemployee directors are elected to the Board they are granted options to acquire two times the greater of (x) 18,000 shares of common stock and (y) the number of shares of common stock determined by dividing (i) the product of four times the then-existing annual retainer fee, by (ii) the closing price of the common stock on the NYSE on the date of grant. Unless otherwise determined by the Board, each such option will be fully vested immediately upon its grant. On April 24, 2003, director Kangas received options to purchase 36,000 shares of our common stock, and on May 22, 2003, director Nakasone will receive options, according to the immediately foregoing formula.

        Under the terms of the 2001 SIP, a nonemployee director may make an election to convert all or a portion of her or his annual retainer into options, provided that at the time the nonemployee director makes such an election, she or he meets the Board's stock ownership guidelines. (See "Stock Ownership Guidelines" below.) A nonemployee director who makes such an election will receive a number of options equal to (x) four times the amount of the annual retainer to be converted into options divided by (y) the fair market value of our common stock on the day that the nonemployee director otherwise would have received payment of the annual retainer. None of our nonemployee directors has made such an election.

        If a nonemployee director is removed from office by our shareholders, is not nominated for reelection by the Board or is nominated by the Board but is not reelected by our shareholders, then the options granted under the 2001 SIP will expire one year after the date of removal or failure to be elected unless during such one-year period the nonemployee director dies or becomes permanently and totally disabled, in which case the option will expire one year after the date of death or permanent and total disability. If the nonemployee director retires, the options granted under the 2001 SIP will continue to be exercisable and expire in accordance with their terms. If the nonemployee director dies or becomes permanently and totally disabled while serving as a nonemployee director, the options granted under the 2001 SIP will expire five years after the date of death or permanent and total disability unless by their terms they expire sooner. The maximum term of an option is 10 years from the date of grant.

        In the event of any future change in our capitalization, such as a stock dividend or stock split, the Compensation Committee may make an appropriate and proportionate adjustment to the numbers of shares subject to then-outstanding awards, as well as to the maximum number of shares available for future awards.

        The 2001 SIP also provides for all outstanding awards that are not vested fully to vest fully without restrictions in the event of certain conditions, including our dissolution or liquidation, a reorganization, merger or consolidation that results in our not being the surviving corporation, or upon the sale of all or substantially all of our assets, unless provisions are made in connection with such transaction for the continuance of the 2001 SIP with adjustments appropriate to the circumstances.

        In addition, upon the occurrence of a change of control, any options held by nonemployee directors that have not already vested will be fully vested and any restrictions upon exercise will immediately cease. For purposes of the 2001 SIP, a change of control will have occurred if: (i) any entity is or becomes the beneficial owner directly or indirectly of 20 percent or more of our stock, or (ii) any entity makes a filing under Section 13(d) or 14(d) of the Securities Exchange Act of 1934 with respect to us which discloses an intent to acquire control of us in a transaction or series of transactions not approved by the Board.

  Stock Ownership and Stock Option Exercise Retention Guidelines

        In March 2003, the Board adopted stock ownership guidelines that require each director to own shares of our stock with a value equal to three times the annual retainer by the later of March 12, 2008 and five years after the date on which the director joins the Board. In March 2003, the Board adopted stock option exercise retention guidelines that require directors to hold for at least one year following an option exercise the "net shares" received upon the exercise of stock options. For this purpose, "net shares" means the number of shares obtained by exercising the option, less the number of shares sold to pay the exercise price of the option and any taxes and transaction costs due upon the exercise.

  Deferred Compensation Plan

        Under our 2001 Deferred Compensation Plan ("DCP"), directors, officers and other employees may defer all or a portion of their compensation. Individuals who elect to defer all or a portion of their compensation may request that the following types of investment crediting rates be applied to their deferred compensation: an annual rate of interest equal to one percent below the prime rate of interest; a rate of return based on one or more benchmark mutual funds; and/or a rate of return based on the performance of the price of our common stock, designated as stock units that are payable in shares of our common stock. Deferred compensation invested in stock units may not be transferred out of stock units. Compensation deferred by directors, officers and other employees is distributed when service or employment terminates and is paid either in a lump sum or in equal monthly installments.

        In order to facilitate ownership of our stock by our directors, we make a supplementary contribution to the deferred compensation accounts of directors who request that their deferred compensation be invested in stock units. On each date on which a director's deferred compensation is invested in stock units, we make a contribution, which also is invested in stock units, in an amount equal to 15 percent of the amount of the director's deferral. During the 2002 Transition Period, directors Biondi, Bratter, Cloud, Honeycutt, Kerrey, Loop and Lozano elected to defer a portion of their compensation and requested that all or a portion of their deferred compensation be invested in stock units. The dollar value of our supplementary contribution to each of their stock unit accounts during the 2002 Transition Period was: Fr. Biondi, $8,339; Ms. Bratter, $816; Mr. Cloud, $1,455; Mr. Honeycutt, $3,810; Mr. Kerrey, $6,720; Dr. Loop, $7,080; and Ms. Lozano $4,360. We do not make such supplementary contributions on behalf of officers or other employees.

        We established a trust for the purpose of securing our obligations to make distributions under the DCP. The trust is a "rabbi trust" and is funded with 3,375,000 shares of our common stock. The trustee will make required payments to participants in the event that we fail to make such payments for any reason other than our insolvency. In the event of our insolvency, the assets of the trust will be subject to the claims of our general creditors. In the event of a change of control, we are required to fund the trust in an amount that is sufficient, together with all assets then held by the trust, to pay each participant the benefits to which the participant would be entitled as of the date of the change of control.

        For purposes of the DCP, a change of control will have occurred if: (i) any entity is or becomes the beneficial owner directly or indirectly of 20 percent or more of our stock, or (ii) individuals who, as of August 1, 2000, constitute the Board (the "Incumbent Board") cease for any reason to constitute the majority of the Board; provided that individuals nominated by a majority of the directors then constituting the Incumbent Board and elected to the Board after August 1, 2000, will be deemed to be included in the Incumbent Board. Individuals who initially are elected to the Board as a result of an actual or threatened election contest or proxy solicitation (other than on behalf of the Incumbent Board) will be deemed not to be included in the Incumbent Board.

  Directors Retirement Plan

        Our Directors Retirement Plan (the "DRP") was discontinued as to all directors joining the Board after October 6, 1999. Thus, nonemployee directors Biondi, Bratter, Cloud, DeWald, Korn and Loop participate in the DRP and nonemployee directors Honeycutt, Kerrey, Lozano, Kangas and Nakasone are not eligible to participate because they joined the Board after October 6, 1999. Since Mr. Barbakow is an employee director he is not eligible to participate.

        Under the DRP, we are obligated to pay to a director an annual retirement benefit for a period of 10 years following retirement. The annual retirement benefit is based on years of service as a director and is equal to the lower of (x) the amount of the annual Board retainer (currently $65,000) at the time an eligible director retires and (y) $25,000, increased by a compounded rate of six percent per year from 1985 to the directors' termination of service. The retirement benefits are paid monthly. Each of nonemployee directors DeWald, Bratter and Korn, who have announced their intention to retire effective as of the conclusion of this year's Annual Meeting, will receive $65,000 annually under the DRP.

        A director's interest in the retirement benefit becomes partially vested after five years of service as a director and fully vested after 10 years of service as a director. A director's interest also will become fully vested if the director stands for election and is not elected by our shareholders. Participants may elect to receive the retirement benefits in the form of a joint and survivor annuity, and the participant and her/his surviving spouse may designate a beneficiary as the recipient of the joint and survivor annuity in the event both should die before all payments have been made. The present value of the joint and survivor annuity will be actuarially equivalent to the present value of the payments that would be made over the 10-year period referred to above.

        Retirement benefits under the DRP, with certain adjustments, are paid to directors whose services are terminated for any reason other than death prior to normal retirement, so long as the director has completed at least five years of service. In the event of the death of any director, before or after retirement, the retirement benefit will be paid to her/his surviving spouse, eligible children under the age of 21 or the designated beneficiary discussed above. In the event of a change of control followed by a director's termination of service or a director's failure to be reelected upon the expiration of her/his term in office, directors will be deemed fully vested in the DRP without regard to years of service and will be entitled to receive full retirement benefits.

        For purposes of the DRP, a change of control will have occurred if: (i) any entity is or becomes the beneficial owner directly or indirectly of 30 percent or more of our stock, or (ii) during any two-year period after January 1, 1985, individuals who at the beginning of such period constitute the Board cease for any reason other than death or disability to constitute at least a majority of the Board.

  Directors Life Insurance Program

        Our Directors Life Insurance Program (the "Program") was discontinued as to all directors joining the Board after October 6, 1999. As of December 31, 2002, nonemployee directors Biondi, Bratter, Cloud, DeWald, Korn and Loop had elected to participate in the Program and life insurance policies had been purchased by policy owners on each of their lives and on the life of another person designated by each. Nonemployee directors Honeycutt, Kerrey, Lozano, Kangas and Nakasone are not eligible to participate in the Program because they joined the Board after October 6, 1999. Since Mr. Barbakow is an employee director he is not eligible to participate.

        Under the Program, we may enter into a split dollar life insurance agreement with a policy owner designated by a director providing for the purchase of a joint life, second-to-die, life insurance policy insuring the lives of the director and another person designated by the director. The amount of insurance purchased will be sufficient to provide a death benefit of at least $1,000,000 to the beneficiaries designated by the policy owner, and to allow us to recover the premiums we have paid towards keeping the policies in force until the deaths of both the director and the designated other person.

        Each year the policy owner pays to the insurer the cost of the term portion of the policy and we pay a taxable bonus to each director in the amount that approximates the cost of a one-year $1,000,000 non-renewable term life insurance policy. A participating director may choose to reimburse the policy owner for the amount paid for the term portion of the policy. We pay the full cost of the policy, less the amount paid by the policy owner each year for the term portion of the policy, in annual installments over approximately seven years.

Employment Agreements

  Mr. Barbakow

        Mr. Barbakow was elected President and Chief Executive Officer of the Company on June 1, 1993. On July 28, 1993, Mr. Barbakow was elected Chairman of the Board and relinquished the position of President. Mr. Barbakow does not have a formal employment agreement, but the terms of his initial employment are set forth in letters dated May 26 and June 1, 1993, and a memorandum dated June 14, 1993 (the "1993 Correspondence"). The 1993 Correspondence set an initial base salary and provided that Mr. Barbakow would be entitled to participate in our incentive, pension and other benefit plans. In addition, he was guaranteed the same type of fringe benefits and perquisites that are provided to other executive officers. A special-purpose committee of the Board retained a nationally recognized compensation consulting firm to assist it in negotiating the terms of Mr. Barbakow's initial employment and received an opinion from that firm stating that the terms of his employment were fair and reasonable.

        We entered into a Deferred Compensation Agreement with Mr. Barbakow, dated as of May 31, 1997, pursuant to which we agreed that the portion of Mr. Barbakow's salary in any year that would not be deductible by us under Section 162(m) of the Code will be deferred. Amounts deferred are unsecured and bear interest at one percent less than the prime rate.

        In connection with the stock option grants made to him on May 29 and June 1, 2001, Mr. Barbakow sent us a Memorandum of Understanding, dated June 1, 2001, in which he confirmed his intention to remain in his current position for a period of at least three years.

        In an April 2003 letter, Mr. Barbakow acknowledged that he would not receive an award with respect to the 2002 Transition period under the Company's 2001 Annual Incentive Plan and waived the previously approved enhancements to his years of service under the SERP for any period after May 31, 2002. At the time Mr. Barbakow waived his right to these previously approved enhancements, it also was determined that the positions of Chairman and Chief Executive Officer would be separated and he would not stand for re-election to the Board. In connection with these actions, the Compensation Committee added the Chief Executive Officer position to the TESPP, with Mr. Barbakow being eligible to receive the same level of severance benefits as the other Named Executive Officers.

  Mr. Fetter

        Mr. Fetter does not have a formal employment agreement, but the terms of his employment as our President are set forth in a letter dated November 7, 2002. The letter set an initial base salary, set his target award percentage for purposes of annual bonus awards, provided for an initial grant of 450,000 options to acquire our common stock and provided that Mr. Fetter would be entitled to participate in our retirement, health and welfare and other benefit plans.

  Mr. Dennis

        Mr. Dennis was Vice Chairman, Chief Corporate Officer and Chief Financial Officer in the Office of the President until November 7, 2002, when he resigned from his position. Under a letter of employment dated February 18, 2000, we agreed to provide Mr. Dennis with two years' salary and benefits continuation (excluding bonus). The salary and benefits continuation commenced upon Mr. Dennis' resignation. We also agreed to provide certain relocation benefits that are described below.

  Mr. Mackey

        Mr. Mackey was Chief Operating Officer in the Office of the President until November 7, 2002, when he retired from his position. Effective November 8, 2002, we entered into a Consulting and Non-Compete Agreement with Mr. Mackey. Under the agreement, which has a two-year term, we agreed to (1) pay him a consulting fee of $65,000 for three months, (2) reimburse him for any and all reasonable expenses incurred by him at our request, (3) treat him as a retiree for purposes of his outstanding stock options, (4) provide him with health and welfare benefits, (5) credit him with two additional years of service under the SERP for the term of the agreement and (6) provide him with office support as needed to perform consulting assignments. We also agreed to provide certain relocation benefits that are described below. In return, Mr. Mackey agreed to provide consulting services to us and not to compete with us (and our subsidiaries) during the course of his engagement.

Executive Severance Protection Plan

        In January 2003 the Board adopted the Tenet Executive Severance Protection Plan ("TESPP"), which is a comprehensive severance policy for officers at or above the senior vice president level that replaced all then existing severance agreements and arrangements that these individuals may have had. Each of the Named Executive Officers participates in the TESPP and is entitled to certain severance payments and other benefits if his or her employment is terminated for certain reasons ("qualifying terminations") or if there is a change of control of the Company. The qualifying terminations covered by the plan include (1) involuntary termination without "cause" and (2) resignation as a result of: (a) a material reduction in job duties; (b) a 10 percent or more reduction in combined base salary and target bonus; (c) a material reduction in retirement or supplemental retirement benefits; or (d) an involuntary relocation more than 50 miles from the executive's current workplace. The term "cause" includes dishonesty, fraud, willful misconduct, breach of fiduciary duty, conflict of interest, commission of a felony, a material failure or refusal to perform one's job duties or other wrongful conduct of a similar nature and degree.

        Upon a qualifying termination, a Named Executive Officer is entitled to receive, for a three-year period following termination, annual severance payments equal to her or his annual salary and target bonus as of the date of the termination. The three-year period is referred to as the "severance period." During the severance period, the Named Executive Officer will continue to receive health and welfare benefits, a car allowance, age and service credit for purposes of our SERP, and certain other benefits and perquisites (excluding club memberships and personal use of our corporate aircraft). Also, any options will immediately vest and be exercisable until the end of the severance period, unless by their terms they expire sooner. A Named Executive Officer who attains retirement age during the severance period will be treated as a retiree and any vested options held by the individual will continue to be exercisable for the term of the options.

        In the event of a change of control, a Named Executive Officer who did not have a qualifying termination will be entitled to the immediate acceleration and vesting of all her or his unvested options if such options are not assumed and/or substituted with equivalent options in connection with the change of control. For purposes of the TESPP, a "change of control" will have occurred if: (i) any entity is or becomes the beneficial owner directly or indirectly of 20 percent or more of our stock, or (ii) individuals who, as of April 1, 1994, constitute the Board (the "Incumbent Board") cease for any reason to constitute the majority of the Board; provided that individuals nominated by a majority of the directors then constituting the Incumbent Board and elected to the Board after April 1, 1994, will be deemed to be included in the Incumbent Board. Individuals who initially are elected to the Board as a result of an actual or threatened election contest or proxy solicitation (other than on behalf of the

Incumbent Board) will be deemed not to be included in the Incumbent Board. Pursuant to the requirements of the TESPP, each Named Executive Officer who is the subject of a qualifying termination is required to execute a severance agreement at the time of termination in a form acceptable to us. The severance agreement will obligate the executive to deliver a release of liability to us and agree to certain covenants, including covenants regarding non-competition, cooperation and confidentiality of company information, as a condition to receiving benefits under the TESPP.

        Ms. Sulzbach and Messrs. Farber and Mathiasen are also entitled to the following relocation benefits under the TESPP following a qualifying termination: a "basic round trip" benefit that consists of (1) one house-hunting trip and related expenses to search for a home in the general area from which previously relocated, (2) home sale commissions and closing costs, (3) household goods moving expense, and (4) relevant tax gross up for reimbursed relocation costs.

Relocation Agreements

        We entered into relocation agreements with Ms. Sulzbach and each of Messrs. Farber, Mathiasen and Mackey that entitled each of them to a housing differential, for a period not to exceed seven years, based on actual additional housing expenses incurred by them when they moved to Santa Barbara. The differential is paid at 100 percent for the first four years, 75 percent in year five, 50 percent in year six and 25 percent in year seven. Ms. Sulzbach's housing differential expired in December 2002. Currently, the amount of Mr. Farber's annual housing differential is $60,000 and will expire on May 23, 2007, and the amount of Mr. Mathiasen's annual housing differential is $8,925 and will expire on September 12, 2003. As discussed further below, Mr. Mackey's housing differential is continued under his Consulting and Non-Compete Agreement and is $111,670 for the period from January 1, 2003 to December 31, 2003 and $62,979 from the period from January 1, 2004, to November 7, 2004.

  Mr. Dennis

        Under our relocation agreement with Mr. Dennis, Mr. Dennis' relocation agreement entitled him to relocation benefits if he terminated his employment. As a result of Mr. Dennis' resignation, we will pay the costs of his relocation from Santa Barbara to Los Angeles, guarantee the resale of his Santa Barbara home at cost plus documented capital improvements, and reimburse him for any loss-on-sale and furnishings acquired for his Santa Barbara home.

  Mr. Mackey

        Under the Consulting and Non-Compete Agreement described above, we agreed to continue Mr. Mackey's housing differential until November 8, 2004, provided he remains in his Santa Barbara home. If Mr. Mackey relocates from Santa Barbara prior to November 8, 2004, we will pay the costs of his relocation to a destination as far away as San Diego, and will guarantee the resale of his Santa Barbara home at cost plus any documented capital improvements so long as the original purchase price of his Santa Barbara home was within five percent of the appraised value of the property at the time of purchase.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF MANAGEMENT

        The table below indicates the shares, options and other securities of Tenet and Broadlane, Inc. that are owned by our directors and each of the Named Executive Officers (as defined on page 96) as of April 30, 2003.

	Shares Beneficially Owned(1)
				Options Exercisable Prior to June 30, 2003				Percent of Class(2)
	Shares of Common Stock
Name
	Tenet		Broadlane(3)	Tenet		Broadlane		Tenet	Broadlane
Jeffrey C. Barbakow	1,805,995	(4)	854,595	6,497,000		-0-		1.8%	2.5%
Lawrence Biondi, S.J.	8,002	(5)	-0-	94,581		-0-
Bernice B. Bratter	16,855	(6)	-0-	83,331		-0-
Sanford Cloud, Jr.	4,320	(7)	-0-	74,750		-0-
Maurice J. DeWald	14,355		-0-	102,081		-0-
Van B. Honeycutt	3,617	(8)	-0-	36,000		-0-
Edward A. Kangas(9)	-0-		-0-	36,000		-0-
J. Robert Kerrey	6,015	(10)	-0-	18,000		-0-
Lester B. Korn	34,050		-0-	36,000		-0-
Floyd D. Loop, M.D.	6,864	(11)	-0-	94,581		-0-
Mónica C. Lozano	3,784	(12)	-0-	54,000		-0-
Robert C. Nakasone(13)	-0-		-0-	-0-		-0-
Barry P. Schochet	63,661		260,950	590,000		90,000	(14)
Christi R. Sulzbach	12,797	(15)	61,400	312,501		29,310	(16)
Stephen D. Farber	15,508	(17)	65,600	216,250		22,500	(18)
Raymond L. Mathiasen	57,819	(19)	100,000	634,700	(19)	-0-
Trevor Fetter(20)	338,998		267,806	100,000		1,499,130			5.0%
David L. Dennis(21)	62,015		50,000	900,000		-0-
Thomas B. Mackey(22)	15,446		226,194	855,000		-0-
Executive officers and directors as a group (19 persons)	2,470,101		1,886,545	10,734,775		1,640,940		2.8%	10.0%

(1)
Except as indicated, each individual named has sole control as to investment and voting power with respect to the securities owned.

(2)
Except as indicated, no executive officer or director beneficially owned, including options exercisable prior to June 30, 2003, more than one percent of Tenet's or Broadlane, Inc.'s outstanding shares of common stock. Broadlane offers group purchasing, procurement strategy, outsourcing and e-commerce services to the health care industry. At April 30, 2003, we owned 67.3 percent of Broadlane.

(3)
The shares listed in this column are shares of Broadlane common stock purchased by the individuals indicated. In January and February 2000, Broadlane offered shares of its common stock to approximately 434 of our employees. The shares were offered at $1.45 per share, which we believe was the fair market value of the shares on that date. Mr. Dennis purchased his Broadlane shares from us on April 3, 2000, at a purchase price of $5.71 per share, which we believe was the fair market value of the shares on that date.

(4)
Includes 18,270 shares held by Mr. Barbakow's sons, 1,640,100 shares held in trust and 135,865 stock units credited to Mr. Barbakow's account under our 2001 Deferred Compensation Plan ("DCP"). (See page 106.)

(5)
Includes 7,702 stock units credited to Fr. Biondi's account under the DCP.

(6)
Includes 355 stock units credited to Ms. Bratter's account under the DCP.

(7)
Includes 3,570 stock units credited to Mr. Cloud's account under the DCP.

(8)
These are stock units credited to Mr. Honeycutt's account under the DCP.

(9)
Mr. Kangas was elected to our board of directors in April 2003.

(10)
These are stock units credited to Mr. Kerrey's account under the DCP.

(11)
Includes 6,714 stock units credited to Dr. Loop's account under the DCP.

(12)
Includes 3,484 stock units credited to Ms. Lozano's account under the DCP.

(13)
Mr. Nakasone was elected to our board of directors in May 2003. Mr. Nakasone will be granted options to acquire our common stock on May 22, 2003 pursuant to a formula under our 2001 Stock Incentive Plan.

(14)
These options were granted on August 10, 2000, pursuant to the Broadlane 2000 Stock Incentive Plan. A total of 90,000 options were granted to Mr. Schochet. A total of 17,513 options became exercisable on December 31, 2000 and another 7,687 options became exercisable on August 10, 2001. Beginning on September 10, 2001, the remaining options become exercisable monthly in 2% increments.

(15)
Includes 1,792 stock units credited to Ms. Sulzbach's account under the DCP.

(16)
These options were granted on January 11, 2000, pursuant to the Broadlane 2000 Senior Executive Stock Incentive Plan. A total of 48,850 options were granted to Ms. Sulzbach. The options become exercisable (a) in equal installments on each of the first through fifth anniversaries of the date of grant, and (b) upon the initial public offering of Broadlane common stock.

(17)
Includes 5,508 stock units credited to Mr. Farber's account under the DCP.

(18)
These options were granted on January 11, 2000, pursuant to the Broadlane 2000 Senior Executive Stock Incentive Plan. A total of 37,500 options were granted to Mr. Farber. The options become exercisable (a) in equal installments on each of the first through fifth anniversaries of the date of grant, and (b) upon the initial public offering of Broadlane common stock.

(19)
These shares and options are held in trust.

(20)
From October 1995 to June 1996, Mr. Fetter served as our Executive Vice President. From June 1996 to January 1999, he served as our Executive Vice President and Chief Financial Officer. From January 1999 to February 2000, he served as our Chief Corporate Officer and Chief Financial Officer. From March 2000 to November 2002, Mr. Fetter served as chairman and chief executive officer of Broadlane, Inc. Mr. Fetter became our President effective November 7, 2002. All of the Broadlane options reflected in the table above were granted by Broadlane to Mr. Fetter in his capacity as chairman and chief executive officer of Broadlane. Includes 10,200 shares held by Mr. Fetter's spouse, 10,000 shares held in trust and 18,798 stock units credited to Mr. Fetter's account under the DCP.

(21)
Mr. Dennis resigned from the position of Vice Chairman, Chief Corporate Officer and Chief Financial Officer in the Office of the President effective November 7, 2002.

(22)
Mr. Mackey retired from the position of Chief Operating Officer in the Office of the President effective November 7, 2002.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

        Based on reports filed with the SEC, each of the following entities owns more than five percent of our outstanding common stock. We know of no other entity or person that beneficially owns more than five percent of our outstanding common stock.

Name and Address	Number of Shares Beneficially Owned		Percent of Class as of April 30, 2003
AXA Financial, Inc. and affiliates 1290 Avenue of the Americas, 11th Floor New York, NY 10104	24,644,822	(1)	5.3%
FMR Corp. 82 Devonshire Street Boston, MA 02109	24,828,623	(2)	5.3%
Pacific Financial Research, Inc. 9601 Wilshire Boulevard, Suite 800 Beverly Hills, CA 90210	23,626,100	(3)	5.1%

(1)
Based upon a Schedule 13G filed with the SEC on February 12, 2003 jointly by AXA Financial, Inc. ("AXA FI"), four French mutual insurance companies, AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, AXA Conseil Vie Assurance Mutuelle and AXA Courtage Assurance Mutuelle (collectively, the "Mutuelles") and AXA (the Mutuelles and AXA collectively, "AXA"). AXA FI reported that it has sole voting power with respect to 8,237,131 shares, shared voting power with respect to 13,282,225 shares and sole investment power with respect to 23,977,701 shares. AXA reported that it has sole voting power with respect to 8,895,702 shares, shared voting power with respect to 13,282,225 shares, sole investment power with respect to 24,644,8222 shares and shared investment power with respect to 10,000 shares.

(2)
Based upon a Schedule 13G filed with the SEC on February 14, 2003 jointly by FMR Corp. ("FMR"), Edward C. Johnson, III, Chairman of FMR and Abigail P. Johnson, a director of FMR. The joint filers reported that they have sole voting power with respect to 2,761,503 shares and sole investment power with respect to all of the shares indicated above.

(3)
Based upon a Schedule 13G filed with the SEC on February 14, 2003, by Pacific Financial Research, Inc. ("Pacific"). Pacific reported that it has sole voting and investment power with respect to all of the shares indicated above.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        In fiscal years 2000 and 2001, the Company granted options to its employees under its 1999 Broad-Based Stock Incentive Plan (the "Broad-Based Plan"), which was adopted by the Company's board of directors (the "board") on July 28, 1999 and amended and restated by the board on May 24, 2000. The Broad-Based Plan was not submitted to the Company's shareholders for approval. With the approval by the Company's shareholders of its 2001 Stock Incentive Plan (the "2001 Plan") at the 2001 annual meeting of shareholders, the Company discontinued the grant of any additional options under the Broad-Based Plan. The Company currently grants stock options only under the 2001 Plan. Awards granted under the Broad-Based Plan vest and may be exercised as determined by the compensation committee of the board. In the event of a change of control, the compensation committee may, in its sole discretion, without obtaining shareholder approval, accelerate the vesting or performance periods of the awards. Although the Broad-Based Plan authorized, in addition to options, the grant of appreciation rights, performance units, restricted units and cash bonus awards, only nonqualified stock options were granted under the Broad-Based Plan. All options were granted with an exercise price equal to the closing price of the Company's common stock on the date of grant. Options normally are exercisable at the rate of one-third per year beginning one year from the date of grant and generally expire 10 years from the date of grant.

        The following table summarizes certain information with respect to the Company's equity compensation plans pursuant to which options remain outstanding as of December 31, 2002. The share amounts have been adjusted to reflect the 3-for-2 split of Tenet's common stock that became effective after the close of trading on June 28, 2002.

	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a) (c)
Equity compensation plans approved by shareholders	39,568,890	$25.01	38,311,805
Equity compensation plans not approved by shareholders	7,944,043	22.14	—

Total	47,512,933	$24.53	38,311,805

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Lawrence Biondi, S.J.

        Fr. Biondi has been the President of the Saint Louis University ("SLU") since 1987. As a result of our 1998 acquisition of the SLU Hospital (the "Hospital") and related health care operations, we entered into several agreements with SLU, including a 30-year Academic Affiliation Agreement. For the 2002 Transition Period, we paid SLU approximately $16.4 million under the Academic Affiliation Agreement. The other agreements relate to certain services that SLU provides to the Hospital for which SLU receives a contracted service fee, and certain supplies and services that we and the Hospital provide to SLU, for which we and the Hospital receive contracted fees. We also entered into a master lease agreement with SLU for space leased by SLU to us and by us to SLU. For its fiscal year ended June 30, 2002, SLU had total revenues of $452 million, of which $146.5 was derived from health care operations. Approximately $31.1 million of SLU's health care operations' revenues came from the Hospital or from us pursuant to the foregoing agreements.

        Pursuant to a Corporate Sponsorship Agreement between us and the SLU Athletic Department, we pay the Athletic Department $50,000 a year to be the exclusive health care provider for sponsorship of all Billiken Athletic events. Such sponsorship provides us with certain marketing rights and season tickets to certain athletic events.

Sanford Cloud, Jr.

        Mr. Cloud has been President and Chief Executive Officer of the National Conference for Community and Justice ("NCCJ") since 1994. In fiscal year 2000, The Tenet Healthcare Foundation committed to donate $500,000 over five years to NCCJ to fund programs and activities to advance the mission of NCCJ. Eighty percent of Tenet's annual contribution goes to fund programs in NCCJ regional offices in locations where Tenet has hospitals. We have been informed that NCCJ received a total of $28.5 million of grants and contributions in its fiscal year ended August 31, 2002, only $100,000 of which came from Tenet, and Tenet made no other payments to NCCJ during the 2002 Transition Period.

Floyd D. Loop, M.D.

        Dr. Loop has been the Chief Executive Officer and Chairman of The Board of Governors of The Cleveland Clinic Foundation (the "Foundation") since 1990. On July 2, 2001, a partnership formed between a subsidiary of the Company and the Foundation opened the Cleveland Clinic Florida Hospital (the "Hospital") in Weston, Florida. The Company's subsidiary provides operational and management expertise for the Hospital. Under a medical services agreement between The Cleveland Clinic Florida (the "Clinic")—a subsidiary of the Foundation—and the partnership, the Clinic provides clinical and medical administration and is the exclusive provider of all specialty medical staff for which it received fees of approximately $1.841 million for the 2002 Transition Period. For the 2002 Transition Period, the Hospital recorded net revenues of approximately $55 million, of which $4.0 million and $5.3 million, respectively, was received as partnership distributions by the Company's subsidiary and the Foundation. We have been informed by the Foundation that for the fiscal year ended December 31, 2002, the Foundation had net patient and other revenues of $2.877 billion.

        At the end of the 2002 Transition Period, the Foundation owned 1.5 percent of Broadlane. The Foundation acquired 500,000 shares from Broadlane at a purchase price of $5.71 per share, which Broadlane believes was the fair market value of such shares on the date of purchase.

Mónica C. Lozano

        Ms. Lozano has been President and Chief Operating Officer of La Opinión since 2000. La Opinión is the largest Spanish-language newspaper in the United States. In the 2002 Transition Period, several of the Company's Los Angeles area hospitals spent approximately $81,000 on advertisements in La Opinión. The Company's Los Angeles area hospitals have advertised in La Opinión for several years. We have been advised that the $81,000 in advertising revenues received from the Company's hospitals is a de minimis portion of La Opinión's total revenues.

Trevor Fetter

        Trevor Fetter was appointed President of the Company on November 7, 2002. Mr. Fetter previously served as our Chief Financial Officer and Chief Corporate Officer in the Office of the President from 1996 to 2000, when he left to become chairman and chief executive officer of Broadlane, Inc. The terms of his current employment are memorialized in a letter dated November 7, 2002, that sets out Mr. Fetter's initial base salary, his target award percentage for purposes of annual bonus awards, his grant of stock options and his participation in our retirement, health and welfare and other benefit plans. Pursuant to the letter, we agreed to pay the selling costs of Mr. Fetter's San Francisco apartment and will make up (on an after-tax basis) any loss on the sale of that apartment based on the difference between the sale price and what Mr. Fetter paid for it plus documented capital improvements and other expenses. We also agreed to nominate Mr. Fetter to the board of directors of Broadlane. A copy of this letter was included as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2002.

        We entered into a restricted stock agreement with Mr. Fetter, dated January 21, 2003, pursuant to which we agreed to grant him two shares of restricted stock under our 2001 SIP for each share of our common stock purchased by Mr. Fetter in the open market, up to a maximum of 200,000 shares of restricted stock. On January 21, 2003, Mr. Fetter purchased 100,000 shares of our common stock and was granted 200,000 shares of restricted stock. Subject to Mr. Fetter retaining all of the 100,000 shares he purchased until all of the restricted stock has vested and his remaining continuously employed by us, one-third of the 200,000 shares of restricted stock will vest two years after the grant date, an additional one-third will vest three years after the grant date and the remaining one-third will vest four years after the grant date. A Form 4 reporting Mr. Fetter's purchase of shares and the grant of restricted stock was filed on January 22, 2003. A copy of the January 21, 2003 restricted stock agreement was included as an exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2003.

ITEM 14. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15d-14(c). The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information related to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

        There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date of our most recent evaluation.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed By Independent Auditors

	2002 Transition Period	Fiscal Year Ended May 31, 2002
Audit fees related to the Consolidated financial statements and quarterly reviews(1)	$1,790,000	$2,583,000
Audit related fees(2)	430,814	280,000
Tax services(3)	251,730	681,000
All other(4)	573,263	1,027,000

(1)
Both columns include fees for the audit of the Company's consolidated financial statements and related quarterly reviews. The column for the 2002 Transition Period includes $40,000, and the column for the fiscal year ended May 31, 2002 includes $1,538,000, of fees for audits of certain of the Company's subsidiaries and partnerships that are required by statute or regulation, including statutory reporting, and fees related to comfort letters, consents and reviews of filings with the Securities and Exchange Commission.

(2)
Audit related fees consisted principally of fees for audits of financial statements of employee benefit plans and audit or attestation services not required by statute or regulation, including agreed-upon procedures and assistance with due diligence.

(3)
Tax fees consisted of tax compliance, planning and advice.

(4)
All other fees consisted of financial planning and education services for certain of the Company's officers and various advisory services, including a disbursement cycle evaluation.

        On May 1, 2003, the Audit Committee adopted a revised Audit Committee Charter which requires either the Audit Committee or a member of the Audit Committee to pre-approve in writing all audit and non-audit services provided to the Company by the Company's independent auditors, in accordance with any applicable law, rules or regulations. This pre-approval process was not in effect and pre-approval of all non-audit services was not required by any applicable law, rule or regulation at the time our independent auditors were engaged to provide non-audit services with respect to the 2002 Transition Period.

PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

        The consolidated financial statements to be included in Part II, Item 8, can be found on pages 56 through 61.

FINANCIAL STATEMENT SCHEDULES

        Schedule II—Valuation and Qualifying Accounts (included on page 124).

        All other schedules and Condensed Financial Statements of Registrant are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

  (3)
  Articles of Incorporation and Bylaws

  (a)
  Restated Articles of Incorporation of Registrant, as amended October 13, 1987 and June 22, 1995 (Incorporated by reference to Exhibit 3(a) to Registrant's Annual Report on Form 10-K, dated August 15, 2000, for the fiscal year ended May 31, 2000)

  (b)
  Restated Bylaws of Registrant, as amended January 8, 2003 (Incorporated by reference to Exhibit 3(a) to Registrant's Quarterly Report on Form 10-Q, dated April 14, 2003, for the fiscal quarter ended February 28, 2003)

  (4)
  Instruments Defining the Rights of Security Holders, Including Indentures

  (a)
  Indenture, dated as of November 6, 2001, between Tenet and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K, dated November 6, 2001)

  (b)
  First Supplemental Indenture, dated as of November 6, 2001, between Tenet and The Bank of New York, as Trustee, relating to 5 3/8% Senior Notes due 2006 (Incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K, dated November 6, 2001)

  (c)
  Second Supplemental Indenture, dated as of November 6, 2001, between Tenet and The Bank of New York, as Trustee, relating to 6 3/8% Senior Notes due 2011 (Incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K, dated November 6, 2001)

  (d)
  Third Supplemental Indenture, dated as of November 6, 2001, between Tenet and The Bank of New York, as Trustee, relating to 6 7/8% Senior Notes due 2031 (Incorporated by reference to Exhibit 4.4 to Registrant's Current Report on Form 8-K, dated November 6, 2001)

  (e)
  Fourth Supplemental Indenture, dated March 7, 2002, between Tenet and The Bank of New York, as Trustee, relating to 6 1/2% Senior Notes due 2012 (Incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K, dated March 7, 2002)

      (f)
      Fifth Supplemental Indenture, dated June 25, 2002, between Tenet and The Bank of New York, as Trustee, relating to 5% Senior Notes due 2007 (Incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K, dated June 25, 2002)

      (g)
      Sixth Supplemental Indenture, dated January 28, 2003, between Tenet and The Bank of New York, as Trustee, relating to 7 3/8% Senior Notes due 2013 (Incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K, filed on January 31, 2003)

    (10)
    Material Contracts

    (a)
    $1,500,000,000 Five-Year Credit Agreement, dated as of March 1, 2001, as amended by Amendment No. 1, dated as of October 10, 2001, among the Company, as Borrower, the Lenders, Managing Agents and Co-Agents party thereto, the Swingline Bank party thereto, The Bank of New York, The Bank of Nova Scotia and Salomon Smith Barney, Inc. as Documentation Agents, Bank of America, N.A. as Syndication Agent and Morgan Guaranty Trust Company of New York as Administrative Agent (Incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q, dated January 14, 2002, for the fiscal quarter ended November 30, 2001)

    (b)
    Amendment No. 2 dated as of February 28, 2003 to the Five-Year Credit Agreement dated as of March 1, 2001 among the Company, as Borrower, the Lenders, Managing Agents and Co-Agents party thereto, the Swingline Bank party thereto, The Bank of New York, The Bank of Nova Scotia and Salomon Smith Barney Inc., as Documentation Agents, Bank of America, N.A., as Syndication Agent, and JP Morgan Chase Bank, f/k/a Morgan Guaranty Trust Company of New York, as Administrative Agent (the "Administrative Agent") (Incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q, dated April 14, 2003, for the fiscal period ended February 28, 2003)

    (c)
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
    Memorandum of Understanding, dated May 21, 1996, from Jeffrey C. Barbakow to the Company (Incorporated by reference to Exhibit 10(f) to Registrant's Annual Report on Form 10-K, dated August 20, 2001, for the fiscal year ended May 31, 2001)

    (g)
    Deferred Compensation Agreement, dated May 31, 1997, between Jeffrey C. Barbakow and the Company (Incorporated by reference to Exhibit 10(l) to Registrant's Annual Report on Form 10-K, dated August 28, 1998, for the fiscal year ended May 31, 1998)

    (h)
    Memorandum of Understanding, dated June 1, 2001, from Jeffrey C. Barbakow to the Company (Incorporated by reference to Exhibit 10(h) to Registrant's Annual Report on form 10-K, dated August 20, 2001, for the fiscal year ended May 31, 2001)

      (i)
      Letter from the Registrant to Jeffrey C. Barbakow, dated April 14, 2003

      (j)
      Letter from the Company to David L. Dennis, dated February 18, 2000 (Incorporated by reference to Exhibit 10(j) to Registrant's Annual Report on Form 10-K, dated August 15, 2000, for the fiscal year ended May 31, 2000)

      (k)
      Letter from the Registrant to Trevor Fetter, dated November 7, 2002

      (l)
      Restricted Stock Agreement, dated January 21, 2003, between Trevor Fetter and the Company (Incorporated by reference to Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q, dated April 14, 2003, for the fiscal quarter ended February 28, 2003)

      (m)
      Consulting and Non-Compete Agreement, dated February 13, 2003, between Thomas B. Mackey and the Company

      (n)
      Letter from the Registrant to Reynold Jennings, dated April 16, 2003

      (o)
      Letter from the Registrant to Randy Smith, dated April 16, 2003

      (p)
      Tenet Executive Severance Protection Plan

      (q)
      Board of Directors Retirement Plan, effective January 1, 1985, as amended August 18, 1993, April 25, 1994 and July 30, 1997 (Incorporated by reference to Exhibit 10(p) to Registrant's Annual Report on Form 10-K, dated August 28, 1998, for the fiscal year ended May 31, 1998)

      (r)
      Tenet Healthcare Corporation Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10(n) to Registrant's Annual Report on Form 10-K, dated August 13, 2002, for the fiscal year ended May 31, 2002)

      (s)
      Fourth Amended and Restated Tenet 2001 Deferred Compensation Plan

      (t)
      Second Amended and Restated Tenet Executive Deferred Compensation Plans Trust (Incorporated by reference to Exhibit 10(r) to Registrant's Annual Report on Form 10-K, dated August 20, 2001, for the fiscal year ended May 31, 2001)

      (u)
      Tenet Healthcare Corporation Second Amended and Restated 1994 Directors Stock Option Plan (Incorporated by reference to Exhibit 10(s) to Registrant's Annual Report on Form 10-K, dated August 20, 2001, for the fiscal year ended May 31, 2001)

      (v)
      1991 Stock Incentive Plan (Incorporated by reference to Exhibit 10(t) to Registrant's Annual Report on Form 10-K, dated August 20, 2001, for the fiscal year ended May 31, 2001)

      (w)
      Amended and Restated 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10(s) to Registrant's Annual Report on Form 10-K, dated August 13, 2002, for the fiscal year ended May 31, 2002)

      (x)
      First Amended and Restated Tenet Healthcare Corporation 1999 Broad-Based Stock Incentive Plan (Incorporated by reference to Exhibit 10(t) to Registrant's Annual Report on Form 10-K, dated August 13, 2002, for the fiscal year ended May 31, 2002)

      (y)
      Tenet Healthcare Corporation 2001 Stock Incentive Plan (Incorporated by reference to Appendix A to Registrant's Definitive Proxy Statement, dated August 20, 2001, for the Annual Meeting of Shareholders held on October 10, 2001)

      (z)
      Tenet Healthcare Corporation 2001 Annual Incentive Plan (Incorporated by reference to Appendix B to Registrant's Definitive Proxy Statement, dated August 20, 2001, for the Annual Meeting of Shareholders held on October 10, 2001)

    (21)
    Subsidiaries of the Registrant

    (23)
    Consent of Experts

    (a)
    Accountants' Consent and Report on Consolidated Schedule (KPMG LLP)

    (99)
    Section 906 Certifications

    (a)
    Certification of Jeffrey C. Barbakow, chairman and chief executive officer

    (b)
    Certification of Stephen D. Farber, chief financial officer

  (b)
  Reports on Form 8-K

        All reports on Form 8-K during the reporting period are listed in the Company's forms 10-Q filed October 11, 2002, January 13, 2003 and April 14, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2003.

TENET HEALTHCARE CORPORATION

/s/ STEPHEN D. FARBER Stephen D. Farber Chief Financial Officer (Principal Financial Officer)	/s/ RAYMOND L. MATHIASEN Raymond L. Mathiasen Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 15, 2003 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ JEFFREY C. BARBAKOW Jeffrey C. Barbakow	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
/s/ LAWRENCE BIONDI, S.J. Lawrence Biondi, S.J.	Director
/s/ BERNICE B. BRATTER Bernice B. Bratter	Director
/s/ SANFORD CLOUD, JR. Sanford Cloud, Jr.	Director
/s/ MAURICE J. DEWALD Maurice J. Dewald	Director
/s/ VAN B. HONEYCUTT Van B. Honeycutt	Director
/s/ EDWARD A. KANGAS Edward A. Kangas	Director
/s/ J. ROBERT KERREY J. Robert Kerrey	Director
/s/ LESTER B. KORN Lester B. Korn	Director
/s/ FLOYD D. LOOP, M.D. Floyd D. Loop, M.D.	Director
/s/ MÓNICA C. LOZANO Mónica C. Lozano	Director
/s/ ROBERT C. NAKASONE Robert C. Nakasone	Director

CERTIFICATIONS

CEO CERTIFICATION

        I, Jeffrey C. Barbakow, Chairman and Chief Executive Officer of Tenet Healthcare Corporation ("Tenet"), certify that:

1.
I have reviewed this transition report on Form 10-K of Tenet;

2.
Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3.
Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the "Evaluation Date"); and

c.
presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this transition report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ JEFFREY C. BARBAKOW Jeffrey C. Barbakow Chairman and Chief Executive Officer

CFO CERTIFICATION

        I, Stephen D. Farber, Chief Financial Officer of Tenet Healthcare Corporation ("Tenet"), certify that:

1.
I have reviewed this transition report on Form 10-K of Tenet;

2.
Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3.
Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the "Evaluation Date"); and

c.
presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this transition report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ STEPHEN D. FARBER Stephen D. Farber Chief Financial Officer

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS
Dollars in Millions

		Additions charged to:
	Balance at Beginning of Period	Costs and Expenses(1)	Other accounts	Deductions(2)	Other Items(3)	Balance at End of Period
Year ended May 31, 2000	$287	$851	$—	$(784)	$4	$358
Year ended May 31, 2001	$358	849	—	(875)	1	$333
Year ended May 31, 2002	$333	986	—	(1,004)	—	$315
Seven months ended December 31, 2002	$315	676	—	(641)	—	$350

(1)
Including recoveries on accounts or notes previously written off.

(2)
Accounts written off.

(3)
Primarily beginning balances for purchased business, net of balances of businesses sold.

COMPANY INFORMATION

COMMON STOCK LISTING

        Tenet Healthcare Corporation's common stock is listed under the symbol THC on the New York and Pacific stock exchanges.

    Transfer Agent and Registrar
    The Bank of New York
    (800) 524-4458
    shareowner-svcs@bankofny.com

        Holders of National Medical Enterprises, Inc. (NME) stock certificates who would like to exchange them for Tenet certificates may do so by contacting the transfer agent. Former shareholders of American Medical Holdings, Inc. (AMI) and OrNda HealthCorp who have not yet redeemed their AMI or OrNda stock for cash and Tenet stock also should contact the transfer agent.

        Please send certificates for transfer and address changes to:

    Receive and Deliver
    Department - 11W
    P.O. Box 11002
    Church Street Station
    New York, NY 10286

        Please address other inquiries for the transfer agent to:

    Shareholder Relations
    Department - 11E
    P.O. Box 11258
    Church Street Station
    New York, NY 10286

COMPANY INFORMATION

        The Company reports annually and periodically to the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K. You may obtain a copy of these and other documents as explained below.

        The Company's web site, www.tenethealth.com, offers, free of charge, extensive information about the Company's operations and financial performance, including a comprehensive series of investor pages. These pages include real-time access to the Company's annual and periodic filings with the Securities and Exchange Commission.

        To request any financial literature be mailed to you, please call the Company's literature request hotline at (805) 563-6969 or write to Tenet Investor Relations.

INVESTOR RELATIONS

        For all other shareholder inquiries, please contact:

    Paul J. Russell
    Senior Vice President, Investor Relations
    P.O. Box 31907
    Santa Barbara, CA 93130
    Phone: (805) 563-7188
    Fax: (805) 563-6877
    E-mail: paul.russell@tenethealth.com

    Diana L. Takvam
    Vice President, Investor Relations
    P.O. Box 31907
    Santa Barbara, CA 93130
    Phone: (805) 563-6883
    Fax: (805) 563-6877
    E-mail: diana.takvam@tenethealth.com

CORPORATE HEADQUARTERS

    Tenet Healthcare Corporation
    3820 State Street
    Santa Barbara, CA 93105
    (805) 563-7000
    www.tenethealth.com

QuickLinks

CONTENTS
PART I
PART II
PART II
CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS Dollars in Millions
CONSOLIDATED STATEMENTS OF INCOME Dollars in Millions, Except Per-Share Amounts
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY Dollars in Millions, Share Amounts in Thousands
CONSOLIDATED STATEMENTS OF CASH FLOWS Dollars in Millions
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
SUMMARY COMPENSATION TABLE
OPTION GRANTS DURING THE 2002 TRANSITION PERIOD
OPTION EXERCISES AND YEAR-END VALUE TABLE DECEMBER 31, 2002
Pension Plan Table (Supplemental Executive Retirement Plan) (1)
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
PART IV
SIGNATURES
CERTIFICATIONS
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS Dollars in Millions
COMPANY INFORMATION