Form 10-Q
period 2003-03-31
TENET HEALTHCARE CORP
filed 2003-05-15
CIK 70318

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act: Yes ☒    No ☐

        As of April 30, 2003 there were 466,624,622 shares of $0.05 par value common stock outstanding.

Note:    Item 3 of Part I and Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

	December 31, 2002	March 31, 2003
	(as restated)
ASSETS
Current Assets:
Cash and cash equivalents	$210	$135
Investments in debt securities	85	95
Accounts receivable, less allowance for doubtful accounts ($350 at December 31 and $357 at March 31)	2,590	2,733
Inventories of supplies, at cost	241	221
Deferred income taxes	245	160
Assets held for sale	34	555
Other current assets	387	381

Total current assets	3,792	4,280
Investments and other assets	185	293
Property and equipment, at cost less accumulated depreciation and amortization	6,359	6,051
Goodwill	3,260	2,880
Other intangible assets, at cost, less accumulated amortization ($110 at December 31 and $109 at March 31)	184	180

	$13,780	$13,684

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$47	$41
Accounts payable	898	928
Accrued compensation and benefits	555	588
Income taxes payable	213	39
Other current liabilities	668	715

Total current liabilities	2,381	2,311
Long-term debt, net of current portion	3,872	4,025
Other long-term liabilities and minority interests	1,279	1,283
Deferred income taxes	424	322
Commitments and contingencies
Shareholders' equity:
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 515,633,555 shares issued at December 31 and 516,473,088 shares issued at March 31; and additional paid-in capital	3,939	3,987
Accumulated other comprehensive loss	(15)	(14)
Retained earnings	3,185	3,165
Less common stock in treasury, at cost, 41,895,162 shares at December 31 and 47,895,162 shares at March 31	(1,285)	(1,395)

Total shareholders' equity	5,824	5,743

	$13,780	$13,684

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months ended March 31, 2002 and 2003

Dollars in Millions, Except Per-Share

	2002	2003
Net operating revenues	$3,375	$3,452

Operating Expenses:
Salaries and benefits	1,339	1,462
Supplies	489	527
Provision for doubtful accounts	225	274
Other operating expenses	648	722
Depreciation	113	112
Goodwill amortization	24	—
Other amortization	7	7
Impairment of goodwill	—	187
Restructuring charges	—	9
Costs of litigation and investigations	—	6
Loss from early extinguishment of debt	6	—

Operating income	524	146
Interest expense	(73)	(73)
Investment earnings	9	6
Minority interests	(11)	(8)

Income from continuing operations before income taxes	449	71
Income taxes	(188)	(56)

Income from continuing operations	261	15
Discontinued operations:
Income from operations of asset group	29	12
Impairment charges	—	(61)
Income tax benefit (expense)	(12)	14

Income (loss) on discontinued operations	17	(35)

Net income (loss)	$278	$(20)

Earnings (loss) per common share and common equivalent share:
Basic
Continuing operations	$0.53	$0.03
Discontinued operations	$0.04	$(0.07)

	$0.57	$(0.04)

Diluted
Continuing operations	0.52	0.03
Discontinued operations	0.03	(0.07)

	$0.55	$(0.04)

Weighted average shares and dilutive securities outstanding (in thousands):
Basic	490,035	470,511
Diluted	502,054	472,325

See accompanying Notes to Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months ended March 31, 2002 and 2003

Dollars in Millions

	2002	2003
Net income (loss)	$278	$(20)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	153	125
Provision for doubtful accounts	245	300
Deferred income taxes	(30)	6
Stock-based compensation charges	37	39
Income tax benefit related to stock option exercises	75	—
Loss from early extinguishment of debt	6	—
Impairment and restructuring charges	—	196
Loss on discontinued operations	—	61
Other items	(21)	21
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable	(382)	(443)
Inventories and other current assets	(12)	1
Income taxes payable	(2)	(173)
Accounts payable, accrued expenses and other current liabilities	264	102
Other long-term liabilities	(1)	9

Net cash provided by operating activities	$610	$224

Cash flows from investing activities:
Purchases of property and equipment	(218)	(220)
Investment in hospital authority bonds	—	(105)
Other items	1	(8)

Net cash used in investing activities	(217)	(333)

Cash flows from financing activities:
Proceeds from borrowings	453	8
Sale of new senior notes	587	979
Repurchases of senior, senior subordinated and exchangeable subordinated notes	(94)	—
Payments of borrowings	(1,161)	(846)
Repurchases of common stock	(296)	(110)
Proceeds from exercise of stock options	105	1
Other items	(3)	2

Net cash provided by (used in) financing activities	(409)	34

Net decrease in cash and cash equivalents	(16)	(75)
Cash and cash equivalents at beginning of period	62	210

Cash and cash equivalents at end of period	$46	$135

Supplemental disclosures:
Interest paid	$18	$21
Income taxes paid, net of refunds received	159	215

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    PRESENTATION

        In March 2003, our board of directors approved a change in our fiscal year. Instead of a fiscal year ending on May 31, we now have a fiscal year that coincides with the calendar year, effective December 31, 2002. This first quarterly report of the new fiscal year for Tenet Healthcare Corporation (together with its subsidiaries referred to as "Tenet," the "Company," "we" or "us") supplements our Transition Report on Form 10-K for the seven months ended December 31, 2002 that we filed just prior to filing this report.

        As permitted by the Securities and Exchange Commission ("SEC") for interim reporting, we have omitted certain footnotes and disclosures that substantially duplicate those in the Transition Report on Form 10-K. For further information, refer to the audited consolidated financial statements and footnotes included in our Transition Report on Form 10-K for the seven months ended December 31, 2002.

        Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for a full fiscal year. Reasons for this include overall revenue and cost trends, impairment charges, increases in malpractice expense, fluctuations in revenue allowances, revenue discounts and quarterly tax rates, the timing and magnitude of price changes, proposed and potential changes in Medicare regulations, acquisitions and disposals of facilities and other assets, and changes in occupancy levels and patient volumes. Factors that affect patient volumes include seasonal cycles of illness, climate and weather conditions, vacation patterns of hospital patients and their admitting physicians, and other factors related to the timing of elective hospital procedures. These considerations apply to year-to-year comparisons as well.

        Certain prior-period balances in the accompanying condensed consolidated balance sheet as of December 31, 2002 have been retroactively restated to reflect a change in accounting for stock-based compensation that was adopted during the quarter ended March 31, 2003 and are in accordance with the recognition provisions of the accounting standards authorizing the change. (See Note 8 of the Notes to Condensed Consolidated Financial Statements.)

        Although the consolidated financial statements within this document are unaudited, all of the adjustments considered necessary for fair presentation have been included.

NOTE 2    DISCONTINUED OPERATIONS

        In March 2003, we announced a plan to dispose of or consolidate 14 general hospitals that no longer fit our core operating strategy of building and maintaining competitive networks of quality hospitals in major markets. In connection with this action, we have:

  •
  Classified the results of operations of this asset group as discontinued operations in the accompanying condensed consolidated financial statements.

  •
  Classified the assets to be disposed of, primarily $529 million in property and equipment and goodwill, as held for sale in the accompanying condensed consolidated balance sheets, at the lower of either their carrying amounts or their fair values, less costs to sell. Accounts receivable of the asset group, less the related allowance for doubtful accounts, are included in our consolidated accounts receivable in the accompanying condensed consolidated balance sheets because we do not intend to sell these receivables. At March 31, 2003, these accounts receivable aggregated $186.9 million.

  •
  Recorded an impairment charge in the amount of $61 million in March 2003 primarily for the write-down of long-lived assets and goodwill allocated to these to-be-disposed businesses using the relative fair-value method to arrive at estimated fair values, less costs to sell, at these facilities.

        As previously disclosed, we anticipate selling 11 of the hospitals by the end of the calendar year. We will cease operations at one hospital when the long-term lease expires in August 2003, and we plan to sell, consolidate or close two other hospitals. We intend to use the proceeds from the divestures to repurchase common stock and repay indebtedness. These 14 hospitals reported net operating revenues of $956 million for the 12-month period ended March 31, 2003. The income from operations of the asset group was $88 million for the same period. The amounts of net operating revenue and income before taxes reported in discontinued operations for the three-month periods ended March 31, 2002 and 2003 are shown below:

	Three Months ended March 31
	2002	2003
	(in millions)
Net operating revenues	$231	$233
Income from operations of asset group	29	12

NOTE 3    RESTRUCTURING CHARGES

        During the quarter ended March 31, 2003, we recorded restructuring charges of $9 million. The charges consist of $6 million in severance and employee relocation costs and $3 million in contract termination and consulting costs incurred in connection with our plans to reduce our operating expenses. We will incur additional restructuring costs as we move forward with these plans.

        The following table provides a reconciliation of the beginning and ending liability balances in connection with restructuring and other charges related to continuing operations recorded in the current and prior periods as of December 31, 2002 and March 31, 2003 (in millions):

Reserves related to:	Balances at December 31, 2002	Charges	Cash Payments	Balances at March 31, 2003
Lease cancellations and estimated costs to sell or close hospitals and other facilities	$43	$—	$(3)	$40
Severance costs in connection with the implementation of hospital cost-control programs, general overhead-reduction plans, realignment of senior executive management team, and termination of physician contracts	9	9	(1)	17
Accruals for unfavorable lease commitments at six medical office buildings	7	—	(1)	6
Buyout of physician contracts	4	—	(2)	2

Total	$63	$9	$(7)	$65

        The above liability balances are included in other current liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets. Cash payments to be applied against these accruals are expected to approximate $22 million during 2003 and $43 million thereafter.

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

  5.
  The federal government has filed a civil suit against the Company and certain of its subsidiaries relating to hospital billings to Medicare for inpatient stays reimbursed pursuant to four particular diagnosis-related groups. The government has alleged violations of the False Claims Act and various common law claims.

  6.
  Investigations—Federal government agencies are investigating (1) whether two physicians with privileges at one of our subsidiary's hospitals may have performed unnecessary invasive coronary procedures; (2) certain agreements and arrangements with physicians at another subsidiary's hospital; and (3) whether Medicare outlier revenues to certain of our subsidiaries' hospitals were made in accordance with applicable Medicare laws and regulations. We believe the results of these investigations will demonstrate that our hospitals complied with Medicare rules. No charges have been filed against anyone in connection with these matters.

        See Part I. Item 3. Legal Proceedings of our Transition Report on Form 10-K for a more complete description of the above and other matters. We believe the allegations in these cases are without merit and we intend to vigorously defend all the above actions.

        We presently cannot determine the ultimate resolution of these investigations and lawsuits. Accordingly, the likelihood of a loss, if any, cannot be reasonably estimated and we have not recognized in the accompanying condensed consolidated financial statements all potential liabilities that may arise from these matters. If adversely determined, the outcome of these matters could have a material adverse effect on our liquidity, financial position and results of operations.

        For the quarter ended March 31, 2003, we have recorded costs of $6 million in connection with these significant legal proceedings and investigations.

NOTE 5    LONG-TERM DEBT

        The table below shows our long-term debt as of December 31, 2002 and March 31, 2003:

	December 31, 2002	March 31, 2003
	(in millions)
Loans payable to banks, unsecured	$830	$—
5 3/8% Senior Notes due 2006	550	550
5% Senior Notes due 2007	400	400
6 3/8% Senior Notes due 2011	1,000	1,000
6 1/2% Senior Notes due 2012	600	600
7 3/8% Senior Notes due 2013	—	1,000
6 7/8% Senior Notes due 2031	450	450
Other senior and senior subordinated notes, 7 7/8% to 8 5/8% due 2003-2008	46	39
Notes payable and capital lease obligations, secured by property and equipment, payable in installments to 2013	97	96
Other promissory notes, primarily unsecured	14	25
Unamortized note discounts	(68)	(94)

Total long-term debt	3,919	4,066
Less current portion	(47)	(41)

Long-term debt, net of current portion	$3,872	$4,025

  NEW SENIOR NOTES

        In January 2003, we sold $1 billion of new 7 3/8% Senior Notes due 2013. We used the majority of the proceeds to repay debt under our credit agreement and the remainder for general corporate purposes. These new senior notes are unsecured, and they rank equally with all of our other unsecured senior indebtedness and are redeemable at any time at our option, with a redemption premium calculated at the time of redemption.

  EARLY EXTINGUISHMENT OF DEBT

        As of June 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 145. Prior to the adoption, we reported losses from early extinguishment of debt as extraordinary items, net of tax benefits, in our consolidated statement of operations. However, in accordance with SFAS No. 145, we now report such losses as part of operating income. During the three months ended March 31, 2002, we recorded a $6 million extraordinary charge, before taxes, from early extinguishment of debt.

  CREDIT AGREEMENTS

        One of our two bank credit agreements, a 364-day revolving agreement for $500 million, expired on February 28, 2003. It was undrawn, and not renewed. At March 31, 2003, the available credit under our $1.5 billion 5-year revolving credit agreement, including outstanding letters of credit, was $1.4 billion. The credit agreement expires March 1, 2006. It was amended March 1, 2003 to change our leverage covenant ratio (defined in the credit agreement as the ratio of consolidated total debt to operating income plus the sum of depreciation, amortization, impairment and other unusual charges)

from a maximum of 3.5-to-1 to 2.5-to-1. At March 31, 2003, our ratio was 1.71-to-1. This amendment also changed our facility fee to 50 basis points and our base borrowing rates from adjusted London Interbank Offered Rate ("LIBOR") plus an interest margin between 50 and 200 basis points to adjusted LIBOR plus an interest margin of 100 basis points.

NOTE 6    GOODWILL AND OTHER INTANGIBLE ASSETS

        As of June 1, 2002, we adopted SFAS No. 142. Among the changes implemented by this new accounting standard is the elimination of amortization of goodwill and other intangible assets having indefinite useful lives. This change applies to periods following the date of adoption.

        The table below shows our pro forma net income for the three months ended March 31, 2002 as if the cessation of goodwill amortization had occurred as of January 1, 2002:

Three Months ended March 31, 2002
NET INCOME
Net income, as reported	$278
Goodwill amortization, net of applicable income tax benefits	20

Pro forma net income	$298

DILUTED EARNINGS PER SHARE
Net income, as reported	$0.55
Goodwill amortization, net of applicable income tax benefits	0.04

Pro forma net income	$0.59

        SFAS No. 142 also requires that we test the carrying value of goodwill and intangible assets having indefinite lives for impairment. At least once a year, the test is to be performed at the reporting unit level (as defined by SFAS No. 142) for goodwill. If we find the carrying value of goodwill to be impaired, or if the carrying value of a business that is to be sold or otherwise disposed of (including any allocated goodwill) exceeds its fair value, we then must reduce the carrying value to fair value. In the year of the adoption, we were also required to perform an initial transition impairment evaluation as of the beginning of the fiscal year. In accordance with the new standard, we completed our initial transition impairment evaluation before November 30, 2002. As determined by this evaluation, an impairment charge was not required. Because of the change in our fiscal year and recent changes in our business environment, particularly those related to changes in our method of calculating Medicare outlier revenues and proposed changes in government policies regarding Medicare outlier revenues, we completed an additional goodwill impairment evaluation as of December 31, 2002 and determined that we did not need to record an impairment charge as of that date either.

        The restructuring of our operating divisions and regions in March 2003, along with a realignment of our executive management team and other factors, caused our goodwill "reporting units" (as defined under SFAS No. 142) to change. Prior to the restructuring, they consisted of three divisions; now they consist of five regions. The regions are components of two new divisions that were created from the former three. Because of the change in reporting units, we performed another goodwill impairment evaluation as of March 31, 2003. As a result, we recorded a goodwill impairment charge of $187 million related to our Central-Northeast Region.

NOTE 7    PROFESSIONAL AND GENERAL LIABILITY INSURANCE

        Through May 31, 2002, we insured substantially all of our professional and comprehensive general liability risks in excess of self-insured retentions through a majority-owned insurance subsidiary (Hospital Underwriting Group) under a mature claims-made policy with a 10-year discovery period.

These self-insured retentions were $1 million per occurrence for the Company for fiscal years ended May 31, 1996 through May 31, 2002. In prior years, they varied by hospital and by policy period from $500,000 to $5 million per occurrence. Hospital Underwriting Group's retentions covered the next $2 million per occurrence. Claims in excess of $3 million per occurrence were, in turn, reinsured with major independent insurance companies. Effective June 1, 2002, we formed a new insurance subsidiary. This subsidiary insures these risks under a first-year only claims-made policy, and, in turn, reinsures its risks in excess of $5 million per occurrence with major independent insurance companies. Subsequent to May 31, 2002, the Company's self-insured retention limit is $2 million. Our new subsidiary's self-insured retention covers the next $3 million.

        Included in our other operating expenses in the accompanying condensed consolidated statements of operations is malpractice expense of $56 million for the quarter ended March 31, 2002 and $79 million for the quarter ended March 31, 2003. We continue to experience unfavorable trends in professional and general liability insurance risks, as well as increases in the size of claim settlements and awards in this area. Our current coverage expires on May 31, 2003. We anticipate having a new insurance program in place effective June 1, 2003. We believe our future coverage will be more costly and may require us to assume more of these risks ourselves.

        In addition, the aggregate amount of claims reported to Hospital Underwriting Group for the fiscal year ended May 31, 2001 is approaching the $50 million aggregate policy limit for that year. Once the aggregate limit is exhausted for the policy year, we will bear the first $25 million of loss before any excess insurance coverage would apply.

NOTE 8    STOCK BENEFIT PLANS

        At March 31, 2003, there were 37,712,831 shares of common stock available for stock option grants and other incentive awards to our key employees, advisors, consultants and directors under our 2001 Stock Incentive Plan. Options generally have an exercise price equal to the fair market value of the shares on the date of grant. Normally, these options are exercisable at the rate of one-third per year, beginning one year from the date of the grant. In December 2002, however, we granted options for 11.8 million shares of common stock at an exercise price of $17.56 per share and an estimated weighted-average fair value of $8.78 per share. These options will be fully vested four years after the date of grant. Earlier vesting may occur for these options on or after the first, second and third anniversaries of the grant date if the market price of our common stock reaches and remains at, or higher than, $24, $27 and $30 per share, respectively, for 20 consecutive trading days at such time. Stock options generally expire 10 years from the date of grant.

        The following table summarizes information about outstanding stock options at March 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$ 6.25 to $10.17	1,393,637	1.9 years	$8.89	1,393,637	$8.89
$10.18 to $20.34	22,962,935	7.3 years	16.54	11,454,247	15.55
$20.35 to $30.50	13,045,611	7.4 years	27.44	7,316,171	26.57
$30.51 to $40.67	10,203,265	8.3 years	40.29	3,546,015	40.27
$40.68 to $50.84	175,850	9.2 years	44.70	54,950	43.67

	47,781,298	7.4 years	$24.47	23,765,020	$22.31

        The reconciliation below shows the changes to our stock option plans for the three months ended March 31, 2002 and 2003:

	2002		2003
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	52,228,020	$23.06	47,512,933	$24.53
Granted	56,850	40.87	457,000	16.73
Exercised	(7,961,472)	13.22	(83,807)	11.97
Forfeited	(235,199)	19.43	(104,828)	27.74
Outstanding at end of period	44,088,199	24.88	47,781,298	24.47
Options exercisable	20,345,119	$17.77	23,765,020	$22.31

        The estimated weighted-average fair values of the options we granted in the three months ended March 31, 2002 and 2003 were $23.57 and $8.50, respectively. These were calculated, as of the date of each grant, using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31
	2002	2003
Expected volatility	39.8%	51.8%
Risk-free interest rates	5.3%	2.8%
Expected lives, in years	9.0	5.8
Expected dividend yield	0.0%	0.0%

        The weighted-average expected life assumptions used in the above calculations have changed from 9.0 years for the three months ended March 31, 2002 to 5.8 years for the three months ended March 31, 2003 due to changes in our employees' option exercise patterns and a decrease in the relative proportions of options granted to senior executives, for which the expected lives are longer.

        In March 2003, our board of directors approved a change in accounting for stock options granted to employees and directors from the intrinsic-value method to the fair-value method, recommended by SFAS No. 123, effective for the new fiscal year ending December 31, 2003. Prior to 2003, we accounted for stock option grants under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 and related interpretations. No stock-based employee compensation cost was reflected in previously reported results, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost for stock options granted to our employees and directors is now reflected directly in our consolidated statements of operations instead of being presented as pro forma information as we have done in the past. The transition method we have chosen to report this change in accounting is the retroactive-restatement method. Accordingly, all prior periods presented have been restated to reflect the compensation cost that would have been recognized had the recognition provisions of SFAS No. 123 been applied. Total compensation cost recognized in the accompanying condensed consolidated statements of operations for stock-based employee compensation awards is $39 million for the quarter ended March 31, 2003 and $37 million for the prior-year quarter.

NOTE 9    REPURCHASES OF COMMON STOCK

        With authorization from our board of directors to repurchase up to 66,263,100 shares of our common stock, we repurchased, from July 2001 through March 31, 2003, a total of 42,263,100 shares for approximately $1.3 billion at an average cost of $31.36 per share, as shown in the following table:

Quarter Ended	Number of Shares	Cost	Average Cost Per Share
September 30, 2001	5,055,750	$187,834,570	$37.15
December 31, 2001	1,500,000	58,314,006	38.87
March 31, 2002	7,500,000	295,924,291	38.99
June 30, 2002	4,125,000	173,345,977	41.70
September 30, 2002	2,791,500	118,988,346	42.35
December 31, 2002	15,290,850	381,385,362	24.76
March 31, 2003	6,000,000	109,700,554	18.28

Total	42,263,100	$1,325,493,106	$31.36

        Subsequent to March 31, 2003 and through May 12, 2003, we repurchased 5,695,000 shares of common stock for approximately $85.4 million at an average cost of $14.99 per share.

        The repurchased shares are held as treasury stock. We have not purchased, nor do we intend to purchase, any shares from our directors, officers or employees.

NOTE 10    INVESTMENTS

        As of March 31, 2003, our investments consisted of (1) $105 million in bonds issued by a local hospital authority from which we lease and operate two hospitals in Texas, and (2) a small number of minority equity investments, primarily in various health care ventures, the carrying values of which aggregated approximately $20 million. These investments are included in the accompanying condensed consolidated balance sheets as investments and other assets.

NOTE 11    SHAREHOLDERS' EQUITY

        The following table shows the changes in consolidated shareholders' equity during the three months ended March 31, 2003 (dollars in millions; shares in thousands):

	Shares Outstanding	Common Shares and Additional Paid-in Capital	Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balances as of December 31, 2002	473,738	$3,509	$(15)	$3,514	$(1,285)	$5,723

Effect of retroactive restatement of shareholders' equity in connection with the adoption of the fair-value method of accounting for stock-based compensation	—	430	—	(329)	—	101

Restated balances, as of December 31, 2002	473,738	3,939	(15)	3,185	(1,285)	5,824

Net loss	—	—	—	(20)	—	(20)
Stock options exercised, including tax benefit	84	1	—	—	—	1
Stock-based compensation expense	—	39	—	—	—	39
Issuance of common stock	756	8	—	—	—	8
Other comprehensive income	—	—	1	—	—	1
Repurchases of common stock	(6,000)	—	—	—	(110)	(110)

Balances as of March 31, 2003	468,578	$3,987	$(14)	$3,165	$(1,395)	$5,743

NOTE 12    COMPREHENSIVE INCOME (LOSS)

        The following table shows the condensed consolidated statements of comprehensive income or loss for the three months ended March 31, 2002 and 2003:

	2002	2003
	(in millions)
Net income (loss)	$278	$(20)

Other comprehensive income (loss):
Foreign currency translation adjustments	(8)	2
Losses on derivative instruments designated and qualifying as cash-flow hedges	(2)	(2)
Unrealized net holding gains (losses) arising during period	8	—
Less: reclassification adjustment for losses included in net income	—	2

Other comprehensive income before income taxes	(2)	2
Income tax expense related to items of other comprehensive income	—	(1)

Other comprehensive income (loss)	(2)	1

Comprehensive income (loss)	$276	$(19)

NOTE 13    EARNINGS PER COMMON SHARE

        The following tables are reconciliations of the numerators and the denominators of our basic and diluted earnings per common share computations for income from continuing operations for the three months ended March 31, 2002 and 2003 (income in millions; weighted-average shares in thousands):

	2002			2003
	Income (Numerator)	Weighted-Average Shares (Denominator)	Per-Share Amount	Income (Numerator)	Weighted-Average Shares (Denominator)	Per-Share Amount
Basic Earnings Per Share:
Income available to common shareholders	$261	490,035	$0.53	$15	470,511	$0.03

Effect of employee stock options and, in 2002, other contracts to issue common stock	—	12,019	(0.01)	—	1,814	—

Diluted Earnings Per Share:
Income available to common shareholders	$261	502,054	$0.52	$15	472,325	$0.03

        Stock options with prices that exceeded the average market price for the three-month periods were excluded from the earnings-per-share computations. For the three-month period ended March 31, 2003, the number of shares excluded was 31,496,282. There were no such exclusions for the year-ago period.

NOTE 14    INCOME TAXES

        The Internal Revenue Service ("IRS") is currently examining our federal income tax returns for the fiscal years ended May 31, 1995, 1996 and 1997. We anticipate the examination to be concluded within the next several months. In connection with its examination, the IRS has issued a notice of proposed adjustment with respect to our treatment of a portion of the civil settlement paid to the federal government in June 1994 related to our discontinued psychiatric hospital business. The denial of this deduction could result in additional income taxes and interest of approximately $100 million. The IRS has also commented on a number of other matters, but has issued no proposed adjustment. At this time, no revenue agent's report for the above fiscal years has been issued. In the event the final revenue agent's report contains adjustments with which we disagree (such as the issue covered by the notice of proposed adjustment discussed above), we will seek to resolve all disputed issues using the various means available to us. These would include, for example, filing a protest with the appeals division of the IRS or filing a petition for redetermination of a deficiency with the tax court. We are not currently able to predict the ultimate amounts that could eventually be paid upon the ultimate resolution of all the issues that may be included in any final revenue agent's report.

NOTE 15    RECENTLY ISSUED ACCOUNTING STANDARDS

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

        In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148. This standard provides alternative methods for voluntarily transitioning to the fair-value method of accounting for stock-based employee compensation recommended by SFAS No. 123. It also requires prominent disclosures in both annual and quarterly financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In March 2003, our board of directors approved a change in accounting for stock options granted to employees and directors from the intrinsic-value method to the fair-value method, effective for our new fiscal year ending December 31, 2003. During the quarter ended March 31, 2003, we recorded $39 million of salaries and benefits expense for employee stock options. We estimate that this change will increase salaries and benefits expense by approximately the same amount in each of the remaining quarters of the current calendar year.

        The transitional method we have chosen to report this change in accounting is the retroactive-restatement method. As such, any presentations of periods ended prior to January 1, 2003 either have been or will be restated to reflect the fair-value method of accounting, as if the change had been effective throughout those earlier periods.

        In January 2003, the FASB issued Interpretation No. 46. This interpretation of Accounting Research Bulletin No. 51 is intended to achieve more consistent application of consolidation policies to variable-interest entities. We do not believe it will have a material impact on our financial condition or results of operations.

ITEM 2    MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        Certain statements contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements containing the words "believe," "anticipate," "expect," "will," "may," "might," "should," "estimate," "intend," "appear" and words of similar import, and statements regarding our business strategy and plans, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations. They involve known and unknown risks, uncertainties and other factors—many of which we are unable to predict or control—that may cause our actual results, performance or achievements, or health care industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, among others, the following:

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
  •
  Other factors referenced in this Quarterly Report on Form 10-Q and our Transition Report on Form 10-K for the seven-month period ended December 31, 2002.

        Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements. We disclaim any obligation, and make no promise, to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments, or otherwise.

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

        We adjust these strategies as necessary in response to changes in the economic climate in which we operate and the success or failure of our various efforts. Effective January 1, 2003, we adopted a new method for calculating Medicare outlier payments (see page 21). We also have restructured our operating divisions and regions and realigned our senior executive management team.

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

  PRICING APPROACH

        In fiscal 2000, certain of our hospitals began to significantly increase gross charges. We believe that this practice, combined with the Medicare-prescribed formula for determining Medicare outlier payments, contributed to those hospitals receiving outlier payments that exceeded the norm. (Medicare outlier payments are described in more detail in the Government Programs section of this report, page 19.)

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

        In addition to having a new pricing approach, on January 6, 2003, we announced to the Centers for Medicare and Medicaid Services ("CMS") that we had voluntarily adopted a new method for calculating Medicare outlier payments, retroactive to January 1, 2003. Using this new method, Medicare reimburses our hospitals in amounts equivalent to those amounts we anticipate receiving once the expected changes by CMS to Medicare outlier formulas are implemented. We decided to do this now to demonstrate our good faith and to support CMS's likely industrywide solution to the outlier issue. (See "Outlier Payments" in the Government Programs section, page 19, for further information on developments regarding the expected CMS changes.)

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

        We believe that the key ongoing challenges facing us and the health care industry as a whole are (1) providing quality patient care in a competitive and highly regulated environment, (2) obtaining adequate compensation for the services we provide, and (3) managing our costs. The primary cost pressure facing us and the industry is the ongoing increase of labor costs due to a nationwide shortage of nurses. We expect the nursing shortage to continue, and we have implemented various initiatives to improve productivity, to better position our hospitals to attract and retain qualified nursing personnel, and to otherwise manage labor-cost pressures. In May 2003, we entered into an agreement with the Service Employees International Union and the American Federation of Federal, State, County and Municipal Employees with respect to all of our California hospitals and two hospitals in Florida. The agreement will streamline the contract negotiation process if employees choose to organize into collective bargaining units at a facility. The agreement provides a framework for pre-negotiated salaries and benefits at these hospitals, and includes a no-strike agreement by these organizations at our other facilities for up to three years.

        We are also experiencing cost pressure as a result of the sharp increase in professional and general liability insurance costs.

GOVERNMENT PROGRAMS

        Payments from Medicare constitute a significant portion of our net operating revenues. The Medicare program is subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and new governmental funding restrictions—all of which could materially increase or decrease program payments, as well as affect the cost of providing services to patients and the timing of payments to facilities. We are unable to predict the effect of future policy changes on our operations. However, if either the rates paid or the scope of services covered by government payors is reduced, there could be a material adverse effect on our business, financial condition, or results of operations.

        A final determination of certain amounts earned under the Medicare program often takes many years to resolve because of audits by the program representatives, providers' rights of appeal, and the application of numerous technical reimbursement provisions. We believe that adequate provision has been made in our condensed consolidated financial statements for probable adjustments to historical net operating revenues. However, until final settlement, significant issues remain unresolved, and previously determined allowances could be more or less than ultimately required.

        The major components of our Medicare net patient revenues for the three-month periods ended March 31, 2002 and 2003 approximate the following:

	Three Months ended March 31
	2002	2003
	(in millions)
Diagnosis related group payments	$470	$479
Capital cost payments	71	53
Outlier payments	197	18
Outpatient payments	121	142
Disproportionate share payments	76	85
Graduate and indirect medical education payments	43	36
Psychiatric, rehabilitation and skilled nursing facilities inpatient payments and other payment categories	81	101
Prior years' contractual allowance adjustments	8	4

Total Medicare net patient revenues	$1,067	$918

  DIAGNOSIS RELATED GROUP PAYMENTS

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

        A hospital receives outlier payments when its costs (as determined by using gross charges adjusted by the hospital's cost-to-charge ratio) exceed a certain threshold established annually by CMS. As mandated by Congress, CMS must limit total outlier payments to between 5 and 6 percent of total diagnosis-related-group payments. CMS periodically changes the threshold in order to bring expected outlier payments within the mandated limit. An increase to the cost threshold reduces total outlier payments by (1) reducing the number of cases that qualify for outlier payments, and (2) reducing the dollar amount hospitals receive for those cases that still qualify. The most recent increase in the threshold became effective on October 1, 2002.

        CMS currently uses a hospital's most recently settled cost reports to set the hospital's cost-to-charge ratio. Those cost reports are typically two to three years old. Additionally, if a hospital's cost-to-charge ratio falls below a certain threshold (derived from the cost-to-charge ratios for all hospitals nationwide), then the cost-to-charge ratio used to calculate Medicare outlier payments defaults to the statewide average, which is considerably higher. The statewide average is also used when settled cost reports are not available (such as with newly acquired hospitals).

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

        The proposed new rule is not yet final. Our voluntary proposal to CMS included a provision to reconcile the payments we receive under our interim arrangement to those we would have received if the CMS rule had gone into effect on January 1, 2003. This could result in our receiving additional outlier payments, or it could result in our refunding some of the outlier payments recorded under the interim arrangement.

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

        The current indirect-medical-education payment level is set at 5.5% of diagnosis-related-group payments. However, CMS may recommend that the level be reduced to 2.7%. Such a reduction would require Congressional approval. If approved, the change would not become effective until October 1, 2003. Indirect-medical-education payments received by our hospitals for the three months ended March 31, 2003 were approximately $21 million. If the above reduction is implemented, those payments to our hospitals could be reduced by approximately 50%.

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

        On May 9, 2003, CMS proposed a rule for inpatient acute care that includes a 3.5 percent increase in payment rates, beginning October 1, 2003. Under the proposed rule, the outlier threshold would increase to $50,645, up from $33,560. CMS anticipates that its proposed rules governing outlier revenues described above will be finalized during the comment period for the inpatient prospective payments rule, and changes to the outlier payment methodology adopted in that final rule may make it possible to significantly lower the outlier threshold in the final inpatient rule.

        In addition, the proposed rules update other payment factors, including the wage index, diagnosis-related-group weights, and other factors that influence the prospective payments. Consequently, the percentage increases described above may not be fully realized in the final payments. We are currently analyzing the impact of all of the proposed changes.

  MEDICAID

        Payments we receive under various state Medicaid programs constitute approximately 9% of our net operating revenues. These payments are typically based on fixed rates determined by the individual states. (Only two states in which we operate have a Medicaid outlier payment formula.) We also receive disproportionate-share payments under various state Medicaid programs. For the three months ended March 31, 2002 and 2003, those payments were approximately $51 million and $45 million, respectively.

        Many of the states in which we operate are experiencing serious budgetary problems and have proposed, or are proposing, new legislation that would significantly reduce the payments they make to hospitals under their Medicaid programs. These pending actions could have a material adverse effect on our financial condition and results of operations.

RESULTS OF OPERATIONS

        The paragraphs in this section primarily discuss our historical results of operations. However, in light of recent events and our voluntary adoption of a new method for calculating Medicare outlier payments, and the fact that CMS has indicated its intent to change the program's rules regarding Medicare outlier payments, discussed on page 21, we are supplementing certain of the historical information with information presented on an adjusted basis (as if we had received no Medicare outlier revenues during the periods indicated). This adjusted-basis information includes numerical measures of our historical or future performance, financial position or cash flows that have the effect of depicting such measures of financial performance differently from that presented in our financial statements prepared in accordance with generally accepted accounting principles ("GAAP") and are defined under Securities and Exchange Commission rules as "non-GAAP financial measures." We believe that the information on this basis is important to our shareholders in order to show more clearly the significant effect that Medicare inpatient outlier revenue has had on elements of our historical results of operations, without necessarily estimating or suggesting their effect on future results of operations. Among the information presented on an adjusted basis are operating expenses expressed as percentages of net operating revenues, net inpatient revenues per patient day and per admission, net cash provided by operating activities, and EBITDA margins (which we define as the ratio of income from continuing operations before interest net of investment earnings, taxes, depreciation and amortization, and also excluding minority interests, impairment and restructuring charges, loss from early extinguishment of debt and gains or losses from assets sales to net operating revenues). Because costs in our business are largely influenced by volumes and thus generally analyzed as percentages of operating revenues, we provide this additional analytical information to better enable investors to measure expense categories between periods.

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

        For the three months ended March 31, 2003, on a same-facility basis, admissions grew 1.8% over the prior-year quarter, net patient revenues were up 1.9% and net inpatient revenue per admission was down by 2.6%.

        We reported income from continuing operations of $261 million in the quarter ended March 31, 2002 and $15 million in the quarter ended March 31, 2003.

        Total-company EBITDA margins decreased from 20.0% in the prior-year quarter to 13.4% for the current quarter.

        The table below is a reconciliation of our total company operating margins (the ratio of operating income to net operating revenues) to EBITDA and our EBITDA margins for the three-month periods ended March 31, 2002 and 2003. Operating income and net operating revenues are performance measures under GAAP, whereas EBITDA is not. EBITDA is commonly used as an analytical indicator of operating performance within the healthcare industry. We use EBITDA as an analytical indicator for purposes of assessing hospitals' relative operating performance. EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from EBITDA are significant components in understanding and assessing such financial performance. Because EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies. Investors are encouraged to use GAAP measures when evaluating our financial performance.

	Three Months ended March 31
	2002	2003
	(in millions)
Net operating revenues	$3,375	$3,452

Operating income	524	146
Operating margin	15.5%	4.2%
Add back to operating income:
Depreciation	113	112
Amortization	31	7
Impairment and restructuring charges	—	196
Loss from early extinguishment of debt	6	—

EBITDA	$674	$461

EBITDA margin	20.0%	13.4%

        The table below shows the pretax and after-tax impact of (1) impairments of goodwill, (2) restructuring charges, (3) losses from early extinguishment of debt, and (4) goodwill amortization for the quarters ended March 31, 2002 and 2003:

	Three Months ended March 31
	2002	2003
	(in millions)
Impairment of goodwill	$—	$187
Restructuring charges	—	9
Loss from early extinguishment of debt	6	—
Goodwill amortization	24	—

Pretax impact	$30	$196

After-tax impact	$24	$146

Diluted earnings per share from continuing operations, including the above items	$0.52	$0.03
Diluted per-share impact of the above items	0.05	0.31

Adjusted earnings per share from continuing operations	$0.57	$0.34

        Adjusted earnings per share from continuing operations excludes the effects of certain items that may not relate to the conditions and circumstances of the current operating environment, including differences in accounting policies, portfolio changes and financing actions, as well as the impact of impairment and restructuring charges. It is a metric used by senior management to measure the effectiveness of the Company's operating strategies in the current operating environment and to allow more direct comparisons of operating performance trends between periods. It is not a measure of financial performance under GAAP, and the items excluded from it are significant components in understanding and assessing such financial performance. Because it is not a measure determined in accordance with GAAP, and is thus susceptible to varying calculations, as presented herein it may not be comparable to other similarly titled measures of other companies. Investors are encouraged to use GAAP measures when evaluating the Company's financial performance.

        If we had received no Medicare outlier revenues, our EBITDA margins would have been 15.0% and 12.9% in the three-month periods ended March 31, 2002 and 2003, respectively. The table below is a reconciliation of net operating revenues to adjusted net operating revenues and EBITDA to adjusted EBITDA and our adjusted EBITDA margins for the three-month periods ended March 31, 2002 and 2003. Net operating revenue is a performance measures under GAAP, whereas adjusted net operating revenue is not. EBITDA is commonly used as an analytical indicator of operating performance within the healthcare industry. We use EBITDA and adjusted EBITDA as analytical indicators for purposes of assessing hospitals' relative operating performance. EBITDA and adjusted EBITDA should not be considered as measures of financial performance under GAAP, and the items excluded from EBITDA and adjusted EBITDA are significant components in understanding and assessing such financial performance. Because EBITDA and adjusted EBITDA are not measurements determined in accordance with GAAP and are thus susceptible to varying calculations, they may not be comparable to other similarly titled measures of other companies. Investors are encouraged to use GAAP measures when evaluating the Company's financial performance.

	March 31
	2002	2003
	(in millions)
Net operating revenues	$3,375	$3,452
Less Medicare outlier revenue	(197)	(18)

Adjusted net operating revenues	$3,178	$3,434

EBITDA	$674	$461
Less Medicare outlier revenue	(197)	(18)

Adjusted EBITDA	$477	$443

Adjusted EBITDA margin	15.0%	12.9%

        Results of operations for the quarter ended March 31, 2003 include the operations of one general hospital acquired after the end of the prior-year quarter and exclude the operations of three general hospitals sold, closed or consolidated and certain other facilities closed since then. The following is a summary of consolidated operations for the three-month periods ended March 31, 2002 and 2003:

	2002	2003	2002	2003
	(in millions)		(% of net operating revenues)
Net operating revenues:
Domestic general hospitals	$3,290	$3,342	97.5%	96.8%
Other operations	85	110	2.5%	3.2%

Net operating revenues	3,375	3,452	100.0%	100.0%

Operating expenses:
Salaries and benefits	(1,339)	(1,462)	39.7%	42.4%
Supplies	(489)	(527)	14.5%	15.3%
Provision for doubtful accounts	(225)	(274)	6.7%	7.9%
Other operating expenses	(648)	(722)	19.2%	20.9%
Costs of litigation and investigations	—	(6)	—	0.2%
Depreciation	(113)	(112)	3.3%	3.2%
Amortization	(31)	(7)	0.9%	0.2%

Operating income before impairment and restructuring charges and loss from early extinguishment of debt	530	342	15.7%	9.9%
Impairment and restructuring charges	—	(196)	—	5.7%
Loss from early extinguishment of debt	(6)	—	0.2%	—

Operating income	$524	$146	15.5%	4.2%

        Net operating revenues of our domestic general hospitals (96.8% of our consolidated net operating revenues) include inpatient and outpatient revenues, as well as nonpatient revenues (primarily rental income and services such as cafeteria, gift shops, parking) and other miscellaneous revenue. Net operating revenues of other operations (3.2% of our consolidated net operating revenues) consist primarily of revenues from: (1) physician practices, (2) rehabilitation hospitals, long-term-care facilities, psychiatric and specialty hospitals—all of which are located on or near the same campuses as our general hospitals, (3) our hospital in Barcelona, Spain, (4) health care joint ventures operated by us, (5) our subsidiaries offering managed-care and indemnity products, and (6) equity in earnings of unconsolidated affiliates.

        Although our hospitals expect to receive some level of Medicare outlier revenue in future periods, as discussed on page 18, the following table shows a summary of the consolidated operations on a GAAP basis for the three-month periods ended March 31, 2002 and 2003 to the consolidated operations on a non-GAAP basis as if we had received no Medicare outlier revenue during those periods:

	2002	2003	2002	2003
	(in millions)		(% of net operating revenues)
Net operating revenues	$3,375	$3,452
Less Medicare outlier revenue	197	18

Adjusted net operating revenues	$3,178	$3,434	100.0%	100.0%
Operating expenses:
Salaries and benefits	(1,339)	(1,462)	42.1%	42.6%
Supplies	(489)	(527)	15.4%	15.3%
Provision for doubtful accounts	(225)	(274)	7.1%	8.0%
Other operating expenses	(648)	(722)	20.4%	21.0%
Costs of litigation and investigations	—	(6)	—	0.2%
Depreciation	(113)	(112)	3.6%	3.3%
Amortization	(31)	(7)	1.0%	0.2%

Adjusted operating income before impairment and restructuring charges and loss from early extinguishment of debt	333	324	10.5%	9.4%
Impairment and restructuring charges	—	(196)	—	5.7%
Loss from early extinguishment of debt	(6)	—	0.2%	—

Adjusted operating income (loss)	$327	$128	10.3%	3.7%
Add back medicare outlier revenue	197	18

Operating income	$524	$146	15.5%	4.2%

        The table below shows certain selected historical operating statistics for our continuing domestic general hospitals:

	Three months ended March 31
	2002	2003	Increase (Decrease)
Number of hospitals (at end of period)	101	99	(2	)(1)
Licensed beds (at end of period)	25,772	24,933	(3.3)%
Net inpatient revenues (in millions)(2)(4)	$2,295	$2,266	(1.3)%
Net outpatient revenues (in millions)(2)	$934	$1,012	8.4%
Admissions	240,366	243,226	1.2%
Equivalent admissions(3)	330,030	336,245	1.9%
Average length of stay (days)	5.5	5.4	(0.1	)(1)
Patient days	1,315,000	1,313,502	(0.1)%
Equivalent patient days(3)	1,800,525	1,795,249	(0.3)%
Net inpatient revenue per patient day	$1,745	$1,725	(1.1)%
Net inpatient revenue per admission(4)	$9,548	$9,316	(2.4)%
Utilization of licensed beds	56.7%	58.5%	1.8	%(1)
Outpatient visits	2,141,565	2,140,993	(0.0)%

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

(4)
Although our hospitals expect to receive some level of Medicare outlier revenue in future periods, as we discussed earlier, if we had received no Medicare outlier revenue in the periods indicated, domestic general hospital net inpatient revenues, net inpatient revenue per patient day and net inpatient revenue per admission would have been as follows:

	Three months ended March 31
	2002	2003	Increase
Net inpatient revenues	$2,295	$2,266	(1.3)%
Less Medicare outlier revenue	(197)	(18)	(90.9)%

Adjusted net inpatient revenues	$2,098	$2,248	7.1%
Adjusted net inpatient revenue per patient day	1,595	1,711	7.3%
Adjusted net inpatient revenue per admission	8,728	9,242	5.9%

        The table below shows certain selected historical operating statistics for our continuing domestic general hospitals on a same-facility basis:

	Three months ended March 31
	2002	2003	Increase
Average licensed beds	24,891	24,802	(1.3)%
Patient days	1,292,837	1,305,122	1.0%
Net inpatient revenue per patient day(1)	$1,760	$1,729	(1.8)%
Admissions	237,606	241,824	1.8%
Net inpatient revenue per admission(1)	$9,579	$9,333	(2.6)%
Outpatient visits	2,120,915	2,129,329	0.4%
Average length of stay (days)	5.4	5.4	—

(1)
If we had received no Medicare outlier revenue in the periods indicated, same-facility net inpatient revenue per patient day and net inpatient revenue per admission would have been as follows:

	Three Months ended March 31
	2002	2003	Increase
Net inpatient revenue	$2,276	$2,257	(0.8)%
Less Medicare outlier revenue	(197)	(18)	(90.9)%

Adjusted net inpatient revenue	$2,079	$2,239	7.7%
Adjusted net inpatient revenue per patient day	$1,608	$1,716	6.7%
Adjusted net inpatient revenue per admission	8,750	9,259	5.8%

        The table below shows the sources of net patient revenues for our continuing domestic general hospitals for the three-month periods ended March 31, 2002 and 2003, expressed as percentages of net patient revenues from all sources:

	Three months ended March 31
	2002	2003	Increase (Decrease)(1)
Medicare	32.6%	27.3%	(5.3)%
Medicaid	8.9%	8.8%	(0.1)%
Managed care	45.1%	49.2%	4.1%
Indemnity and other	13.4%	14.7%	1.3%

(1)
The change is the difference between the 2002 and 2003 amounts shown.

        In comparing the quarter ended March 31, 2003 to the same quarter of 2002, total-facility admissions increased by 1.2%.

        On a total-facility basis, net inpatient revenue per admission decreased 2.4%, and on a same-facility basis, it decreased by 2.6% over the prior-year quarter. Those percentages reflect our lower Medicare outlier revenue, offset by changes in our payor categories. As mentioned earlier, our new pricing approach, combined with our voluntary changes to the method we use to calculate Medicare outlier revenue, and the anticipated change in Medicare regulations for determining outlier revenue, are expected to adversely impact our future revenues. For example, if we had received no Medicare outlier revenue, our net inpatient revenue per admissions would have had an increase of 5.9% instead of a decrease of 2.4%. On a same-facility basis, it would have had an increase of 5.8% instead of a decrease of 2.6%. (See table on page 28 and table above for our explanations of these adjusted performance measures.)

        Outpatient surgery and outpatient diagnostic procedures continue to increase, while the home health business, which generates lower per-visit revenue, continues to decrease. We experienced a 0.4% increase in same-facility outpatient visits during the quarter ended March 31, 2003 compared to the same quarter a year ago. Net outpatient revenues increased by 8.4% on a total- facility basis and by 8.6% on a same-facility basis compared to the prior-year quarter.

        Net operating revenues from the Company's other operations were $85 million and $110 million for the quarters ended March 31, 2002 and 2003, respectively. The increase is primarily the result of an increase in physician practice revenue and a change in status of an acute hospital to a specialty hospital as of September 2002.

        Salaries and benefits expense as a percentage of net operating revenues was 39.7% in the quarter ended March 31, 2002 and 42.4% in the current quarter. Without outlier revenue the percentages would have been 42.1% and 42.6%. (See table on page 27 for our explanations of these adjusted performance measures.) We have experienced and expect to continue to experience, significant wage and benefit pressures created by the current nursing shortage throughout the country and escalating state-mandated nurse staffing ratios. Also, we are seeing an increase in labor union activity at our hospitals, particularly in California, in attempts to organize our employees. Approximately 8% of our employees were represented by labor unions as of March 31, 2003. As union activity continues to increase at our hospitals and as additional states enact new laws regarding nurse-staffing ratios, our salaries and benefits expense is likely to increase more rapidly than our net operating revenues. In May 2003, we entered into an agreement with the Service Employees International Union and the American Federation of Federal, State, County and Municipal Employees with respect to all of our California hospitals and two hospitals in Florida. The agreement is expected to streamline the contract negotiation process if employees choose to organize into collective bargaining units at a facility. The agreement provides a framework for pre-negotiated salaries and benefits at these hospitals, and includes a no-strike agreement by these organizations at our other facilities for up to three years.

        In March 2003, our board of directors approved a change in accounting for stock options granted to employees and directors from the intrinsic-value method to the fair-value method, as recommended by SFAS No. 123, effective for the new fiscal year ending December 31, 2003. Prior to 2003, we accounted for stock option grants under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 and related interpretations. No stock-based employee compensation cost was reflected in previously reported results, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost for stock options granted to our employees and directors is now reflected directly in our consolidated statements of operations instead of being presented as pro forma information as we have done in the past.

        The transition method we have chosen to report this change in accounting is the retroactive-restatement method. Accordingly, all prior periods presented have been restated to reflect the compensation cost that would have been recognized had the recognition provisions of SFAS No. 123 been applied in those periods. Total compensation cost recognized in the accompanying condensed consolidated statement of operations for stock-based employee compensation awards is $39 million for the quarter ended March 31, 2003 and $37 million for the prior-year quarter. We estimate that this change will increase our reported salaries and benefits expense by approximately the same amount in each quarter throughout the remainder of the year.

        Supplies expense as a percentage of net operating revenues was 14.5% in the quarter ended March 31, 2002 and 15.3% in the current quarter. Without outlier revenue, the percentages would have been 15.4% and 15.3%. (See the table on page 27 for our explanations of these adjusted performance measures.) We control supplies expense through improved utilization and by improving the supply chain process. We also utilize the group-purchasing and supplies-management services of Broadlane, Inc.

Broadlane is a 67.3%-owned subsidiary that offers group-purchasing procurement strategy, outsourcing, and e-commerce services to the health care industry.

        The provision for doubtful accounts as a percentage of net operating revenues was 6.7% in the quarter ended March 31, 2002 and 7.9% in the current quarter. Without outlier revenue the percentages would have been 7.1% and 8.0%. (See the table on page 27 for our explanations of these adjusted performance measures.) The provision for doubtful accounts as a percentage of non-program revenues (that is, revenues from all sources other than Medicare and Medicaid) was 11.1% in the quarter ended March 31, 2002 and 12.2% in the current quarter.

        We continue to focus on initiatives that improve cash flow, which include improving the process for collecting receivables, pursuing timely payments from all payors, and standardizing and improving contract terms, billing systems and the patient registration process. Accounts receivable days outstanding increased from 67.5 days at March 31, 2002 to 71.3 days at the end of the current quarter for the total company. For continuing operations, the ratio increased from 62.9 days to 66.4 days. During the quarter ended March 31, 2003, we made payments to Medicare related to prior-year cost reports of approximately $71 million, which had the effect of increasing this ratio by approximately 1.8 days.

        Other operating expenses as a percentage of net operating revenues were 19.2% for the quarter ended March 31, 2002 and 20.9% for the current quarter. Without outlier revenue the percentages would have been 20.4% and 21.0%. (See the table on page 27 for our explanations of these adjusted performance measures). Included in other operating expenses is malpractice expense of $56 million in the quarter ended March 31, 2002 and $79 million in the current quarter. We continue to experience unfavorable pricing and availability trends in the professional and general liability insurance markets and increases in the size of claim settlements and awards in this area. We expect this trend to deteriorate further unless meaningful tort reform legislation is enacted. Our current coverage expires on May 31, 2003, but we anticipate having a new insurance program in place by then. We believe our future coverage will be more costly and may require us to assume more of these risks.

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

        Depreciation expense was $113 million in the quarter ended March 31, 2002 and $112 million in the quarter ended March 31, 2003.

        Goodwill amortization expense was $24 million in the quarter ended March 31, 2002. As a result of adopting a new accounting standard for goodwill and other intangible assets, we stopped amortizing goodwill on June 1, 2002.

        In addition to the cessation of goodwill amortization, the new accounting standards require initial transitional tests for goodwill impairment and call for subsequent impairment tests at least annually. In accordance with the new standards, we completed the initial transitional impairment evaluation by November 30, 2002 and, as determined by this initial evaluation, a transitional impairment charge was not required. Because of the change in our fiscal year-end and recent changes in our business environment, particularly those related to changes in our method of calculating Medicare outlier payments and proposed changes in government policies regarding Medicare outlier payments, we completed an additional goodwill impairment evaluation at December 31, 2002 and determined that an impairment charge was not required as of that date either. However, because our reporting units (as defined under SFAS No. 142) changed, due to the consolidation of our operating divisions and regions (described on page 17), we completed another goodwill impairment evaluation as of March 31, 2003. As a result, we have recorded a charge of $187 million as of March 31, 2003 related to our Central-Northeast Region. Our estimates of future cash flows from these assets or asset groups were based on assumptions and projections that we believe to be reasonable and supportable. The fair value estimates of our long-lived assets were derived from either independent appraisals, established market values of comparable assets, or internal calculations of estimated future cash flows.

        In March 2003, we announced a plan to dispose or consolidate 14 general hospitals that no longer fit our core operating strategy of building and maintaining competitive networks of quality hospitals in major markets. We have recorded an impairment charge in the amount of $61 million in March 2003 primarily for the write-down of long-lived assets and goodwill allocated to these disposed businesses to estimated fair values, less costs to sell, at six of the facilities, using the relative fair-value method. The carrying values of the remaining facilities are less than their estimated fair values.

        We recognized the impairment of these long-lived assets and goodwill because our estimates of future cash flows from these assets indicated that the carrying amount of the assets or groups of assets might not be fully recoverable from estimated future cash flows, less costs to sell. Our estimates were based on assumptions and projections that we believe to be reasonable and supportable. The fair-value estimates of our long-lived assets were derived from either independent appraisals, established market values of comparable assets, or calculations of estimated future net cash flows.

        As previously disclosed, we anticipate selling 11 of the 14 hospitals by the end of the calendar year. We will cease operations at one hospital when the long-term lease expires in August 2003, and we plan to sell, consolidate or close two other hospitals. We intend to use the proceeds from the divestitures to repurchase common stock and repay indebtedness. These 14 hospitals reported net operating revenues of $956 for the latest 12-month period ended March 31, 2003. The income from operations of the asset group was $88 million for the same period.

        During the quarter ended March 31, 2003, we recorded restructuring charges of $9 million. The charges consist of $6 million in severance and employee relocation costs and $3 million in contract termination and consulting costs incurred in connection with our plans to reduce our operating expenses. We expect to incur additional restructuring costs as we move forward with our plans to reduce our operating expenses.

        Interest expense, net of capitalized interest, was $73 million in the current and prior-year quarters ended March 31. Interest capitalized in connection with new construction was approximately $2 million in the 2002 quarter and $3 million in the 2003 quarter.

        Our tax rate before the effect of impairment and restructuring charges in 2003 and the loss from early extinguishment of debt in 2002 was 41.8% for the three months ended March 31, 2002 and 39.6% in the current quarter. The decline in the tax rates is primarily due to the cessation of non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's liquidity for the three-month period ended March 31, 2003 was derived primarily from net cash provided by operating activities and proceeds from the sale of new senior notes.

        Net cash provided by operating activities for the three months ended March 31, 2003 was $224 million. Net cash provided by operating activities for the same period in 2002 was $610 million. Although our hospitals expect to receive some level of Medicare outlier revenue in future periods, as discussed earlier, if we had received no Medicare outlier revenue during the periods, net cash provided by operating activities would have been $206 million for the three months ended March 31, 2003 and $412 million for the same period a year ago.

        In January 2003, we sold $1 billion of new 7 3/8% Senior Notes due 2013. We used the proceeds to repay indebtedness outstanding under our credit agreements and for general corporate purposes. These new senior notes are unsecured and rank equally with all of our other unsecured senior indebtedness and are redeemable at any time at our option, with a redemption premium calculated at the time of the redemption. With this transaction and other similar financing transactions in the past two years, the maturities of $2.6 billion of our long-term debt fall between the fiscal years ending December 31, 2011 and 2013. An additional $450 million is not due until 2031. We have no significant long-term debt that becomes due until March 1, 2006.

        We believe that future cash provided by operating activities, the availability of credit under the credit agreement, and, depending on capital market conditions, other borrowings should be adequate to meet known debt service requirements. It should also be adequate to finance planned capital expenditures, acquisitions and other presently known operating needs over the next three years.

        During the three months ended March 31, 2003, we repaid all of our outstanding loans under our 5-year, $1.5 billion revolving credit agreement that expires March 1, 2006. The other of our two credit agreements, a 364-day agreement for $500 million that was undrawn, expired on February 28, 2003.

        We are currently involved in significant investigations and legal proceedings. (See Part I. Item 3. Legal Proceedings of our Transition Report on Form 10-K for a description of these matters.) Although we cannot presently determine the timing or the amounts of any potential liabilities resulting from the ultimate resolutions of these investigations and lawsuits, we will incur significant costs in defending them and their outcomes could have a material adverse effect on our liquidity, financial position and results of operations. Through March 31, 2003, we recorded costs of approximately $6 million in connection with these investigations and legal proceedings.

        Capital expenditures were $220 million in the three months ended March 31, 2003, compared to $218 million in the corresponding period in 2002. Capital expenditures for the twelve months ended March 31, 2003 were $909 million. We expect the level of capital expenditures in the near-term future to be somewhat lower. Our capital expenditures primarily relate to the development of integrated health care systems in selected geographic areas focusing on core services such as cardiology, orthopedics and neurosurgery, the design and construction of new buildings, expansion and renovation of existing facilities, equipment and systems additions and replacements, introduction of new medical technologies and various other capital improvements.

        During the years ended December 31, 2001 and 2002, the Company's board of directors authorized the repurchase of up to 50 million shares of its common stock to offset the dilutive effect of employee stock option exercises and, with respect to the last 20 million shares so authorized, to enable the Company to take advantage of opportunistic market conditions. On December 11, 2002, the board of directors authorized the use of net cash flows from operating activities after August 31, 2002, less capital expenditures, plus proceeds from asset sales (which includes the anticipated proceeds from the divestures of the 14-hospital asset group described above as now held for sale) to repurchase up to 30 million shares of the Company's common stock (which includes 13,763,900 shares that remained under the previous authorizations). Through March 31, 2003, we had repurchased a total of 42,263,100 shares for approximately $1.3 billion at an average cost of $31.36 per share. As of March 31, 2003, we had a cumulative total of $120 million available for future share repurchases, of which amount $98 million was committed to purchase shares under a 10b5-1 plan between April 12 and May 15, 2003. The repurchased shares are held as treasury stock.

        We have not purchased, nor do we intend to purchase, any shares from our directors, officers or employees.

        Our growth strategy continues to include the prudent development of integrated health care delivery systems, such as acquiring general hospitals and related health care businesses or joining with others to develop integrated health care delivery networks. These endeavors may be financed by net cash provided by operating activities, available credit under the credit agreement, the sale of assets, the sale of additional debt, or other bank borrowings. As of April 30, 2003, the available credit under our credit agreement was $1.4 billion.

        Our existing credit agreement and the indentures governing our senior and senior subordinated notes contain affirmative, negative and financial covenants which have, among other requirements, limitations on (1) liens, (2) consolidations, merger or the sale of all or substantially all assets unless no default exists and, in the case of a consolidation or merger, the surviving entity assumes all of our obligations under the credit agreements, and (3) subsidiary debt. The covenants also provide that we may declare and pay a dividend and purchase our common stock so long as no default exists and our leverage ratio is less than 3.5-to-1. The leverage ratio is defined in the credit agreement as the ratio of the Company's consolidated total debt to consolidated operating income plus the sum of depreciation, amortization, impairment and other unusual charges. This leverage ratio was 1.71 at March 31, 2003. The existing credit agreement covenants also require that our leverage ratio not exceed 2.5-to-1, and that we maintain specified levels of net worth ($2.8 billion at March 31, 2003) and a fixed-charge coverage greater than 2.0-to-1. At March 31, 2003, our fixed-charge coverage was 5.5-to-1. We are in compliance with all of our loan covenants.

        Our obligations to make future cash payments under contracts (such as debt and lease agreements) and under contingent commitments (such as debt guarantees and standby letters of credit) are summarized in the table below, as of March 31, 2003:

		Years ended December 31
	Total	2003	2004	2005	2006	2007	Later Years
	(dollars in millions)
Long-term debt	$4,114	$37	$5	$25	$553	$404	$3,090
Capital lease obligations	$46	4	14	1	1	20	6
Long-term operating leases	780	152	138	107	91	83	209
Standby letters of credit and guarantees	$134	101	27	3	3	—	—

Total	$5,074	$294	$184	$136	$648	$507	$3,305

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

        We consider our critical accounting policies to be those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine, and (3) may produce materially different outcomes under different conditions or when using different assumptions. Our critical accounting policies cover the following areas:

  •
  Recognition of net operating revenues, including contractual allowances.
  •
  Accruals for general and professional liability risks.
  •
  Impairment of long-lived assets and goodwill.
  •
  Accruals for exit plans.
  •
  Accounting for income taxes.
  •
  Provisions for doubtful accounts.

        Our critical accounting policies are more fully described on pages 52 and 54 of our Transition Report on Form 10-K for the seven months ended December 31, 2002.

        There were no significant changes to our policies or to the assumptions, estimates and judgments we used to prepare this quarter's financial statements from those we used in our latest audited financial statements, except for the changes in our method of calculating Medicare outlier revenues and our adoption of the following new accounting standards:

  •
  SFAS No. 123, as of January 1, 2003, which affects how we account for stock-based compensation.
  •
  SFAS No. 146, as of January 1, 2003, which affects how we account for costs associated with exit or disposal activities.

ITEM 4 CONTROLS & PROCEDURES

        Within the 90 days prior to the date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Exchange Act Rule 13a-14(c) and 15d-14(c). The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information related to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

        There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date of our most recent evaluation.

PART II. OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

        As noted elsewhere in this report, the Company has changed its fiscal year-end to December 31 from May 31, effective December 31, 2002. Immediately before the filing of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 the Company filed a Transition Report on Form 10-K for the seven-month transition period from June 1, 2002 through December 31, 2002. The Transition Report contains a description of the legal proceedings to which the Company is a party. Because this Quarterly Report on Form 10-Q is being filed immediately after the Transition Report, there are no material developments in the matters described in the Transition Report to report in this Quarterly Report on Form 10-Q. Please refer to the section entitled "Legal Proceedings" in the Transition Report for a description of the legal proceedings to which the Company is a party.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

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

  (a)
  Sixth Supplemental Indenture, dated January 28, 2003, between the Registrant and The Bank of New York, as Trustee, relating to 7 3/8% Senior Notes due 2013 (Incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K, filed January 31, 2003)

  (10)
  Material Contracts

  (a)
  Amendment No. 2 dated as of February 28, 2003 to the Five-Year Credit Agreement dated as of March 1, 2001 among the Company, as Borrower, the Lenders, Managing Agents and Co-Agents party thereto, the Swingline Bank party thereto, The Bank of New York, The Bank of Nova Scotia and Salomon Smith Barney Inc., as Documentation Agents, Bank of America, N.A., as Syndication Agent, and JP Morgan Chase Bank, f/k/a Morgan Guaranty Trust Company of New York, as Administrative Agent (Incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q, dated April 14, 2003, for the fiscal quarter ended February 28, 2003)

  (b)
  Letter from the Registrant to Jeffrey C. Barbakow, dated April 14, 2003 (Incorporated by reference to Exhibit 10(i) to Registrant's Transition Report on Form 10-K, filed May 15, 2003, for the seven-month transition period ended December 31, 2002)

  (c)
  Restricted Stock Agreement, dated January 21, 2003, between Trevor Fetter and the Registrant (Incorporated by reference to Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q, dated April 14, 2003, for the fiscal quarter ended February 28, 2003)

      (d)
      Consulting and Non-Compete Agreement, dated February 13, 2003, between Thomas B. Mackey and the Company (Incorporated by reference to Exhibit 10(m) to Registrant's Transition Report on Form 10-K, filed May 15, 2003, for the seven-month transition period ended December 31, 2002)

      (e)
      Letter from the Registrant to Reynold Jennings, dated April 16, 2003 (Incorporated by reference to Exhibit 10(n) to Registrant's Transition Report on Form 10-K, filed May 15, 2003, for the seven-month transition period ended December 31, 2002)

      (f)
      Letter from the Registrant to Randy Smith, dated April 16, 2003 (Incorporated by reference to Exhibit 10(o) to Registrant's Transition Report on Form 10-K, filed May 15, 2003, for the seven-month transition period ended December 31, 2002)

      (g)
      Tenet Executive Severance Protection Plan (Incorporated by reference to Exhibit 10(p) to Registrant's Transition Report on Form 10-K, filed May 15, 2003, for the seven-month transition period ended December 31, 2002)

    (99)
    Section 906 Certifications

    (a)
    Certification of Jeffrey C. Barbakow, Chairman and Chief Executive Officer

    (b)
    Certification of Stephen D. Farber, Chief Financial Officer

  (b)
  Reports on Form 8-K

  (1)
  Current Report on Form 8-K, filed with the SEC on January 3, 2003 (reporting under Item 5).

  (2)
  Current Report on Form 8-K, filed with the SEC on January 31, 2003 (reporting under Item 5).

  (3)
  Current Report on Form 8-K, filed with the SEC on March 19, 2003 (reporting under Item 8).

Note: Items 2, 3, 4, and 5 of Part II are omitted because they are not applicable.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003	TENET HEALTHCARE CORPORATION (Registrant)

/s/ STEPHEN D. FARBER Stephen D. Farber Chief Financial Officer (Principal Financial Officer)

/s/ RAYMOND L. MATHIASEN Raymond L. Mathiasen Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)

OTHER INFORMATION

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ STEPHEN D. FARBER Stephen D. Farber Chief Financial Officer

QuickLinks

Contents
PART I. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS Dollars in Millions
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS Three Months ended March 31, 2002 and 2003 Dollars in Millions, Except Per-Share
CONSOLIDATED STATEMENTS OF CASH FLOWS Three Months ended March 31, 2002 and 2003 Dollars in Millions
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
SIGNATURES
OTHER INFORMATION