Form 10-Q
period 2003-06-30
TENET HEALTHCARE CORP
filed 2003-08-08
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒        Quarterly report pursuant to section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarterly period ended
June 30, 2003.

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

As of July 31, 2003 there were 463,831,663 shares of $0.05 par value common stock outstanding.

Note: Item 3 of Part I and Items 2, 3 and 5 of Part II are omitted because they are not applicable.

TENET HEALTHCARE CORPORATION and subsidiaries

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Dollars in Millions

	December 31, 2002	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$210	$221
Investments in debt securities	85	103
Accounts receivable, less allowance for doubtful accounts ($350 at December 31 and $351 at June 30)	2,590	2,667
Inventories of supplies, at cost	241	220
Deferred income taxes	245	171
Assets held for sale	34	565
Other current assets	387	334

Total current assets	3,792	4,281
Investments and other assets	185	295
Property and equipment, at cost less accumulated depreciation and amortization	6,359	5,899
Goodwill	3,260	2,880
Other intangible assets, at cost, less accumulated amortization ($110 at December 31 and $103 at June 30)	184	160

	$13,780	$13,515
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$47	$23
Accounts payable	898	911
Accrued compensation and benefits	555	565
Income taxes payable	213	36
Other current liabilities	668	749

Total current liabilities	2,381	2,284
Long-term debt, net of current portion	3,872	4,026
Other long-term liabilities and minority interests	1,279	1,503
Deferred income taxes	424	171
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 515,633,555 shares issued at December 31 and 517,230,280 shares issued at June 30; and additional paid-in capital	3,939	4,066
Accumulated other comprehensive loss	(15)	(12)
Retained earnings	3,185	2,970
Less common stock in treasury, at cost, 41,895,162 shares at December 31 and 54,366,661 shares at June 30	(1,285)	(1,493)
Total shareholders’ equity	5,824	5,531

	$13,780	$13,515

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Operations

Three Months and Six Months ended June 30, 2002 and 2003

Dollars in Millions,

Except Per-Share Amounts

	Three Months		Six Months
	2002	2003	2002	2003
Net operating revenues	$3,430	$3,379	$6,805	$6,831
Operating expenses:
Salaries and benefits	1,353	1,474	2,692	2,936
Supplies	475	525	964	1,052
Provision for doubtful accounts	219	288	444	562
Other operating expenses	691	753	1,339	1,475
Depreciation	109	113	222	225
Goodwill amortization	16	—	40	—
Other amortization	8	7	15	14
Impairment of goodwill and long-lived assets	—	198	—	385
Restructuring charges	—	77	—	86
Costs of litigation and investigations	—	68	—	74
Loss from early extinguishment of debt	96	—	102	—
Operating income (loss)	463	(124)	987	22
Interest expense	(68)	(73)	(141)	(146)
Investment earnings	7	4	16	10
Minority interests	(8)	(9)	(19)	(17)
Gain on sale of subsidiary common stock	—	9	—	9
Impairment of investment securities	—	(5)	—	(5)
Income (loss) from continuing operations before income taxes	394	(198)	843	(127)
Income tax (expense) benefit	(168)	69	(356)	13
Income (loss) from continuing operations	226	(129)	487	(114)
Discontinued operations:
Income from operations of asset group	26	11	55	23
Impairment charges	—	(4)	—	(65)
Income tax expense	(10)	(73)	(22)	(59)
Income (loss) from discontinued operations	16	(66)	33	(101)

Net income (loss)	$242	$(195)	$520	$(215)

Earnings (loss) per common share and common equivalent share:
Basic
Continuing operations	$0.46	$(0.28)	$0.99	$(0.24)
Discontinued operations	0.03	(0.14)	0.07	(0.22)
	$0.49	$(0.42)	$1.06	$(0.46)
Diluted
Continuing operations	$0.45	$(0.28)	$0.96	$(0.24)
Discontinued operations	0.03	(0.14)	0.07	(0.22)
	$0.48	$(0.42)	$1.03	$(0.46)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	490,605	465,110	490,321	467,796
Diluted	502,822	465,110	502,440	467,796

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Six Months ended June 30, 2002 and 2003

Dollars in Millions

	2002	2003
Net income (loss)	$520	$(215)
Adjustments to reconcile net income (loss) to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization	296	245
Provision for doubtful accounts	484	616
Deferred income taxes	137	(84)
Stock-based compensation charges	74	76
Income tax benefit related to stock option exercises	106	—
Loss from early extinguishment of debt	102	—
Impairment and restructuring charges	—	476
Discontinued operations impairment charge	—	65
Other items	(25)	22
Increases (decreases) in cash from changes in operating assets and liabilities:
Accounts receivable	(569)	(695)
Inventories and other current assets	61	25
Income taxes payable	(39)	(246)
Accounts payable, accrued expenses and other current liabilities	181	86
Other long-term liabilities	4	212
Net cash provided by operating activities	$1,332	$583
Cash flows from investing activities:
Purchases of property and equipment	(484)	(418)
Investment in hospital authority bonds	—	(105)
Other items	14	28
Net cash used in investing activities	(470)	(495)
Cash flows from financing activities:
Proceeds from borrowings	2,591	49
Sale of new senior notes	—	979
Repurchases of senior, senior subordinated and exchangeable subordinated notes	(1,011)	—
Payments of borrowings	(2,166)	(906)
Repurchases of common stock	(469)	(208)
Proceeds from exercise of stock options	177	2
Other items	(8)	7
Net cash used in financing activities	(886)	(77)
Net increase (decrease) in cash and cash equivalents	(24)	11
Cash and cash equivalents at beginning of period	62	210
Cash and cash equivalents at end of period	$38	$221

Supplemental disclosures:
Interest paid	$142	$103
Income taxes paid, net of refunds received	175	314

See accompanying Notes to Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1                                                    PRESENTATION

In March 2003, our board of directors approved a change in our fiscal year. Instead of a fiscal year ending on May 31, we now have a fiscal year that coincides with the calendar year, effective December 31, 2002. This second quarterly report of the new fiscal year for Tenet Healthcare Corporation (together with its subsidiaries referred to as “Tenet,” the “Company,” “we” or “us”) supplements our Transition Report on Form 10-K as of and for the seven months ended December 31, 2002 that we filed on May 15, 2003.

As permitted by the Securities and Exchange Commission (“SEC”) for interim reporting, we have omitted certain footnotes and disclosures that substantially duplicate those in our Transition Report on Form 10-K. For further information, refer to the audited consolidated financial statements and footnotes included in our Transition Report on Form 10-K as of and for the seven months ended December 31, 2002.

Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for a full fiscal year. Reasons for this include overall revenue and cost trends, the timing and magnitude of price changes, fluctuations in revenue allowances, changes in Medicare regulations, increases in malpractice expense, impairment and restructuring charges, litigation and investigation costs, acquisitions and disposals of facilities and other assets, quarterly tax rates and changes in occupancy levels and patient volumes. Factors that affect patient volumes include seasonal cycles of illness, climate and weather conditions, vacation patterns of hospital patients and their physicians, and other factors related to the timing of elective hospital procedures. These considerations apply to year-to-year comparisons as well.

Certain prior period balances in the accompanying consolidated balance sheet as of December 31, 2002 have been retroactively restated to reflect a change in accounting for stock-based compensation that was adopted during the quarter ended March 31, 2003 and are in accordance with the recognition provisions of the accounting standards authorizing the change. (See Note 8 of the Notes to Condensed Consolidated Financial Statements.)

Although the consolidated financial statements within this document are unaudited, all of the adjustments considered necessary for fair presentation have been included.

NOTE 2                                                    DISCONTINUED OPERATIONS

In March 2003, we announced a plan to dispose of or consolidate 14 general hospitals that no longer fit our core operating strategy of building and maintaining competitive networks of hospitals that provide quality patient care in major markets. In connection with this action, we have:

•                  Classified the results of operations of this asset group as discontinued operations in the accompanying consolidated financial statements.

•                  Classified the assets to be disposed of, primarily $539 million in property and equipment and goodwill, as held for sale in the accompanying consolidated balance sheets, at the lower of either their carrying amounts or their fair values, less costs to sell. Accounts receivable of the asset group, less the related allowance for doubtful accounts, are included in our consolidated accounts receivable in the accompanying consolidated balance sheets because we do not intend to sell these receivables. At June 30, 2003, these accounts receivable aggregated $178 million.

•                  Recorded impairment charges in the amount of $61 million in March 2003 and $4 million in June 2003 primarily for the write-down of long-lived assets and goodwill allocated to these hospitals using the relative fair-value method to arrive at estimated fair values, less costs to sell, at these facilities.

As previously disclosed, we anticipate selling 11 of the hospitals by the end of the calendar year. We will cease operations at one hospital when the long-term lease expires in August 2003, and we plan to close one hospital and sell, consolidate or close the other. We intend to use the proceeds from the divestures to repay indebtedness and/or for general corporate purposes. These 14 hospitals reported net operating revenues of $946 million for the 12-month period ended June 30, 2003. The pretax loss from operations of the asset group, including asset impairment charges of $145 million, was $72 million for the same period. The amounts of net operating revenue and income (loss) before taxes, including asset impairment charges of $65 million in 2003, reported in discontinued operations for the six-month periods ended June 30, 2002 and 2003 are shown below:

	2002	2003
	(in millions)

Net operating revenues	$468	$460
Pre-tax income (loss) from operations	55	(42)

NOTE 3                                                    IMPAIRMENT OF LONG-LIVED ASSETS AND RESTRUCTURING CHARGES

During the quarter ended June 30, 2003, and following the completion of our annual facility-by-facility budget review process, we recorded impairment charges in the amount of $198 million primarily at seven hospitals, for the write-down of long-lived assets to their estimated fair values. We recognized the impairment of these long-lived assets because our estimates of future cash flows from these assets indicated that the carrying amount of the assets or groups of assets might not be fully recoverable from estimated future cash flows. Our estimates were based on assumptions and projections that we believe to be reasonable and supportable. The fair-value estimates of our long-lived assets were derived from either independent appraisals, established market values of comparable assets, or calculations of estimated future net cash flows.

During the quarter ended March 31, 2003, we recorded restructuring charges of $9 million, consisting of $6 million in severance and employee relocation costs and $3 million in contract termination and consulting costs incurred in connection with our previously announced plans to reduce our annual operating expenses.

In the quarter ended June 30, 2003, we recorded additional restructuring charges of $77 million. These charges consist of $48 million in employee severance, benefits and relocation costs, $31 million in non-cash stock option modification costs related to terminated employees, $4 million in contract termination, consulting costs, all incurred in connection with our plans to reduce our operating expenses, and a $6 million reduction in reserves for restructuring charges record in prior periods. We will incur additional restructuring costs as we move forward with these plans.

The following table provides a reconciliation of the beginning and ending liability balances in connection with restructuring and other charges related to continuing operations recorded in the current and prior periods as of December 31, 2002 and June 30, 2003 (in millions):

Reserves related to:	Balances at December 31, 2002	Charges	Cash Payments	Other Items	Balances at June 30, 2003
Lease cancellations and estimated costs to sell or close hospitals and other facilities	$43	$(4)	$(6)	$6	$39
Severance costs in connection with the implementation of hospital cost-control programs, general overhead-reduction plans, realignment of senior executive management team, and termination of physician contracts	9	90	(16)	(47)	36
Accruals for unfavorable lease commitments at six medical office buildings	7	(1)	—		6
Buyout of physician contracts	4	(3)	—		1
Total	$63	$86	$(26)	$(41)	$82

The above liability balances are included in other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets. Cash payments to be applied against these accruals are expected to approximate $32 million during 2003 and

$50 million thereafter. The $47 million reclassification in the table above relates primarily to non-cash stock-based-compensation and other employee benefits for terminated employees.

NOTE 4                                                    CLAIMS AND LAWSUITS

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

The health care industry also is the subject of federal and state agencies' heightened and coordinated civil and criminal enforcement efforts.  Through the use of national initiatives, the government is scrutinizing, among other things, the terms of acquisitions of physician practices and the coding practices related to certain clinical laboratory procedures and inpatient procedures.  Health care providers, including Tenet, continue to see increased use of the False Claims Act, particularly by individuals alleging that a hospital has defrauded the federal government.  Companies in the health care industry in general, and Tenet in particular, have been and may continue to be subjected to these government investigations and other actions.  Historically, the Company and its subsidiaries have received subpoenas and other requests for information relating to a variety of subjects, including physician relationships and the actions of certain independent contractors and employees.  In the present environment, we expect these enforcement activities to take on additional importance and for government enforcement activities to intensify. At this time, we are unable to predict the impact of such actions on our business, financial condition or results of operations.

The Company and its subsidiaries are under increased scrutiny in a number of areas and as a result currently are involved in significant legal proceedings and investigations that are not in the normal course of business and are principally related to the following subject matters:

1.               Physician Relationships – The Company and certain of its subsidiaries are under scrutiny with respect to the relationships between its hospitals and physicians.  The Company believes that all aspects of its relationships with physicians potentially are under review.  Proceedings in this area may be criminal, civil or both.  One indication of the level of scrutiny the Company is under in this area is that a federal grand jury in San Diego, California on July 17, 2003 returned an indictment accusing Alvarado Hospital Medical Center, Inc. and Tenet HealthSystem Hospitals, Inc. of illegal use of physician relocation agreements.  Tenet HealthSystem Hospitals, Inc. is the legal entity that was doing business as Alvarado Hospital Medical Center during some of the period of time covered by the indictment. Relocation agreements with physicians also are the subject of a criminal investigation by the United States Attorney’s Office in Los Angeles, California, which recently served on the Company and several of its subsidiaries administrative subpoenas seeking documents related to physician relocation agreements at certain Southern California hospitals owned by Tenet subsidiaries, as well as summary information about physician relocation agreements related to all of its hospital subsidiaries.  Physician relationships at several of these Southern Californian hospitals also are the subject of a pending civil investigation.  In addition, federal government agencies are conducting an investigation relating to agreements with the Women’s Cancer Center, a physician’s group practicing in the field of gynecologic oncology, and certain physicians affiliated with that group.  An administrative subpoena for documents from the Company and several of its hospital subsidiaries was issued in April 2003.  Further, on June 6, 2003 the Florida Medicaid Fraud Control Unit issued an investigative subpoena to the Company seeking the production of employee personnel records and contracts with physicians, physician assistants, therapists and management companies from the Florida hospitals owned by the Company’s subsidiaries.  Finally, the Company continues to litigate a qui tam lawsuit under the False Claims Act filed by a former employee in 1997 after his employment with one of our subsidiaries was terminated.  The action principally alleges that certain physician employment contracts were, in essence, illegal kickbacks designed to induce referrals to one of Tenet’s subsidiary hospitals in Ft. Lauderdale, Florida.  The federal government has partially intervened in the case and additionally contends that certain of the hospital’s Medicare cost reports improperly included non-reimbursable costs related solely to certain physicians’ private practices and also has brought various common law claims based on the same allegations.

2.               Pricing – The Company and certain of its subsidiaries are subject to investigations and lawsuits arising out of the charging strategies implemented at facilities owned by the Company’s subsidiaries.  In that regard, federal government agencies are investigating whether outlier payments made to certain hospitals owned by the Company’s subsidiaries were paid in accordance with Medicare laws and regulations. In addition, plaintiffs in California, Tennessee, Louisiana, Florida and South Carolina have brought class action lawsuits against the Company and certain of its subsidiaries alleging that they paid unlawful or unfair prices for prescription drugs or medical products or procedures at hospitals or other medical facilities owned by the Company’s subsidiaries. While the specific allegations vary from case to case, the plaintiffs generally allege that the Company and its hospital subsidiaries have engaged in an unlawful scheme to inflate charges for medical services and procedures, pharmaceutical supplies and other products, and prescription drugs.

3.               Securities Laws – Since November 2002, a number of class action lawsuits were filed against Tenet and certain of its officers and directors alleging violations of the federal securities laws.  These actions have been consolidated in federal court in Los Angeles, California.  Defendants have filed motions to dismiss these actions.  In addition, a number of shareholder derivative actions have been filed against members of the board of directors and senior management of the Company by shareholders.  These actions purport to allege various causes of action on behalf of the Company and for its benefit, including breach of fiduciary duty, insider trading and other causes of action.  The shareholder derivative actions are pending in federal court in Los Angeles, California, and in state courts in Santa Barbara, California and Clark County, Nevada.  The court in the California derivative action recently stayed those actions in favor of the federal shareholder derivative action.  In addition, the Securities and Exchange Commission recently indicated that it is conducting a formal investigation of the Company.  The SEC issued a subpoena to the Company seeking documents since May 31, 1997 related to Medicare outlier payments, stop-loss payments under managed care contracts and increases in gross charges, as well as the Company’s financial and other disclosures. Finally, the Company is involved in litigation with M. Lee Pearce, M.D., a shareholder, and the Tenet Shareholder Committee, LLC.  This litigation, pending in federal court in Los Angeles, California, involves cross-allegations of proxy rules violations in connection with the Company’s 2003 Annual Meeting of Shareholders.

4.               Redding Medical Center – As previously disclosed, federal government agencies have been investigating whether two physicians who had privileges at Redding Medical Center may have performed unnecessary invasive cardiac procedures at the hospital.  On August 4, 2003, Tenet and certain of its subsidiaries reached a settlement in the amount of $54 million with the United States and the State of California relating to all civil and monetary administrative claims arising out of the performance of, and billing for, alleged unnecessary cardiac procedures at Redding Medical Center from January 1, 1997 to December 31, 2002.  The Company has been informed by the U.S. Attorney’s Office for the Eastern District of California that it will not initiate any criminal charges against Redding Medical Center, Inc., Tenet HealthSystem Hospitals, Inc., or Tenet, for the conduct covered by the settlement. The office of Inspector General in the Department of Health and Human Services agreed to the settlement, but reserved the right to persue possible administrative action later, if it chooses to do so. In addition, the Company and Redding Medical Center are experiencing a greater than normal level of civil litigation with respect to the two physicians.  In that regard, the Company and certain of its subsidiaries are defendants in a number of lawsuits filed on behalf of patients and other parties making various claims, including fraud, conspiracy to commit fraud, unfair and deceptive business practices, intentional infliction of emotional distress, wrongful death, elder abuse, battery and negligence.  While the specific allegations vary from case to case, the complaints generally allege that the physician defendants knowingly performed unnecessary coronary procedures on patients and that the Company and the subsidiary that owns Redding Medical Center knew or should have known that such unnecessary procedures were being performed. The complaints seek injunctive relief, restitution, disgorgement and compensatory and punitive damages.

5.               Medicare Coding – The Medicare coding practices at hospitals owned by subsidiaries also are under increased scrutiny.  The federal government has filed a civil lawsuit against the Company and certain of its subsidiaries relating to hospital billings to Medicare for inpatient stays reimbursed pursuant to four particular diagnosis-related groups.  The government in this lawsuit has alleged violations of the False Claims Act and various common law claims.  Separately, federal government agencies are investigating certain hospital billings to Medicare for inpatient stays reimbursed under the DRG system during the period from January 1, 1992, to June 30, 2000. The investigation is focusing on the coding of the patients’ post-discharge status. The investigation stemmed from the federal government’s nationwide transfer-discharge initiative.

See Part I. Item 3. Legal Proceedings of our Transition Report on Form 10-K for a more complete description of the above and other matters.  We intend to vigorously defend all the above actions.

With the exception of the matters described below, we presently cannot determine the ultimate resolution of these investigations and lawsuits. Accordingly, the likelihood of a loss, if any, cannot be reasonably estimated and we have not recognized in the accompanying consolidated financial statements all potential liabilities that may arise from these matters. If adversely determined, the outcome of these matters could have a material adverse effect on our liquidity, financial position and results of operations.

For the six months ended June 30, 2003, we recorded costs of $74 million in connection with the above significant legal proceedings and investigations, which includes an estimate of $61 million related to the settlement of the Redding Medical Center matter, discussed above, and one other matter.

NOTE 5                                                    LONG-TERM DEBT

The table below shows our long-term debt as of December 31, 2002 and June 30, 2003:

	December 31, 2002	June 30, 2003
	(in millions)
Loans payable to banks, unsecured	$830	$—
Senior Notes:
5 3/8%, due 2006	550	550
5%, due 2007	400	400
6 3/8%, due 2011	1,000	1,000
6 1/2%, due 2012	600	600
7 3/8%, due 2013	—	1,000
6 7/8%, due 2031	450	450
Other senior and senior subordinated notes	46	40
Notes payable and capital lease obligations, secured by property and equipment, payable in installments to 2013	97	77
Other promissory notes, primarily unsecured	14	25
Unamortized note discounts	(68)	(93)
Total long-term debt	3,919	4,049
Less current portion	(47)	(23)
Long-term debt, net of current portion	$3,872	$4,026

NEW SENIOR NOTES

In January 2003, we sold $1 billion of new 73/8% Senior Notes due 2013. We used the majority of the proceeds to repay debt under our credit agreement and the remainder for general corporate purposes. These new senior notes are unsecured, and they rank equally with all of our other unsecured senior indebtedness and are redeemable at any time at our option, with a redemption premium calculated at the time of redemption.

EARLY EXTINGUISHMENT OF DEBT

As of June 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 145. Prior to the adoption, we reported losses from early extinguishment of debt as extraordinary items, net of tax benefits, in our consolidated statement of operations.  In accordance with SFAS No. 145, however, we now report such losses as part of operating income (or loss). During the three months and six months ended June 30, 2002, we recorded losses of $96 million and $102 million, respectively, from early extinguishment of debt.

CREDIT AGREEMENTS

One of our two bank credit agreements, a 364-day revolving agreement for $500 million, expired on February 28, 2003. It was undrawn, and not renewed. At June 30, 2003, our $1.5 billion 5-year revolving credit agreement was undrawn.  Net of outstanding letters of credit, the available credit under the agreement was approximately $1.3 billion. The credit agreement expires March 1, 2006.  Our leverage covenant ratio (defined in the amended credit agreement as the ratio of consolidated total debt to operating income plus the sum of depreciation, amortization, impairment, other unusual charges, stock-based compensation expense, earnings or loss from discontinued operations and losses from early extinguishment of debt) may not exceed 2.5-to-1. At June 30, 2003, our ratio was 1.82-to-1. This amendment also changed our facility fee to 50 basis points and our base borrowing rates from London Interbank Offered Rate (“LIBOR”) plus an interest margin between 50 and 200 basis points to LIBOR plus an interest margin of 100 basis points.

NOTE 6                                                    GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 1, 2002, we adopted SFAS No. 142. Among the changes implemented by this new accounting standard is the elimination of amortization of goodwill and other intangible assets having indefinite useful lives. This change applies to periods following the date of adoption.

The table below shows our pro forma net income for the three months and six months ended June 30, 2002 as if the cessation of goodwill amortization had occurred as of January 1, 2002:

	Three Months	Six Months
NET INCOME
Net income, as reported	$242	$520
Goodwill amortization, net of applicable income tax benefits	14	34
Pro forma net income	$256	$554

DILUTED EARNINGS PER SHARE
Net income, as reported	$0.48	$1.03
Goodwill amortization, net of applicable income tax benefits	0.03	0.07
Pro forma net income	$0.51	$1.10

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

The restructuring of our operating divisions and regions in March 2003, with a realignment of our executive management team and other factors, caused our goodwill reporting units to change. Prior to the restructuring, they consisted of three divisions; now they consist of five regions. The regions are components of two new divisions that were created from the former three. Because of the change in reporting units, we performed a goodwill impairment evaluation as of March 31, 2003 and recorded a goodwill impairment charge of $187 million related to our Central-Northeast Region.

NOTE 7                                                    PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Through May 31, 2002, we insured substantially all of our professional and comprehensive general liability risks in excess of self-insured retentions through a majority-owned insurance subsidiary (Hospital Underwriting Group) under a mature claims-made policy with a 10-year discovery period. These self-insured retentions were $1 million per occurrence for the Company for fiscal years ended May 31, 1996 through May 31, 2002. In earlier years, they varied by hospital and by policy period from $500,000 to $5 million per occurrence. Hospital Underwriting Group’s retentions covered the next $2 million per occurrence. Claims in excess of $3 million per occurrence were, in turn, reinsured with major independent insurance companies.

Effective June 1, 2002, we formed a new insurance subsidiary. This subsidiary insures these risks under a claims-made policy, and, in turn, currently reinsures its risks in excess of $15 million per occurrence with major independent insurance companies. (For the period June 1, 2002 through May 31,2003, it reinsures its risks in excess of $5 million per occurrence.) Subsequent to May 31, 2002, the Company’s self-insured retention limit is $2 million. Our new subsidiary’s self-insured retention currently covers the next $13 million.

Included in our other operating expenses in the accompanying consolidated statements of operations is malpractice expense of $74 million for the quarter ended June 30, 2002 and $86 million for the quarter ended June 30, 2003. The current quarter includes a $10 million charge related to a change in the discount rates used to value our malpractice liabilities. We continue to experience unfavorable trends in professional and general liability insurance risks, as well as increases in the size of claim settlements and awards in this area.

In addition, the aggregate amount of claims reported to Hospital Underwriting Group for the fiscal year ended May 31, 2001 is approaching the $50 million aggregate policy limit for that year.  Once the aggregate limit is exhausted for the policy year, we will bear the first $25 million of loss before any excess insurance coverage would apply.

NOTE 8                                                    STOCK BENEFIT PLANS

At June 30, 2003, there were 37,429,304 shares of common stock available for stock option grants and other incentive awards to our key employees, advisors, consultants and directors under our 2001 Stock Incentive Plan. Options generally have an exercise price equal to the fair market value of the shares on the date of grant.  Normally, these options are exercisable at the rate of one-third per year, beginning one year from the date of the grant. In December 2002, however, we granted options for 11.8 million shares of common stock at an exercise price of $17.56 per share, the closing price of our shares on the date of grant.  They have an estimated weighted-average fair value of $8.78 per share. These options will be fully vested four years after the date of grant. Earlier vesting may occur for these options on or after the first, second and third anniversaries of the grant date if the market price of our common stock reaches and remains at, or higher than, $24, $27 and $30 per share, respectively, for 20 consecutive trading days at such time.  Stock options generally expire 10 years from the date of grant.  As previously disclosed, in January 2003, we issued 200,000 shares of restricted (non-vested) stock under the 2001 Stock Incentive Plan to Trevor Fetter, our President.  The stock vests on the second, third and fourth anniversary dates of the grant provided that Mr. Fetter is still employed by us and continues to hold 100,000 shares of Tenet common stock purchased by him as a condition of the issuance of the restricted stock.  The aggregate market value of the restricted stock at the date of issuance was $3.7 million based on the closing price of our common stock on that date.  The restricted stock has been recorded as deferred compensation, a separate component of shareholders’ equity and is being amortized over the 48-month vesting period

The following table summarizes information about outstanding stock options at June 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$0.00 to $10.17	1,391,387	1.7 years	$8.89	1,391,387	$8.89
$10.18 to $20.34	23,151,891	7.0 years	16.55	12,079,088	15.67
$20.35 to $30.50	13,011,698	7.1 years	27.44	9,695,670	27.43
$30.51 to $40.67	10,143,631	8.0 years	40.29	3,926,238	40.27
$40.68 to $50.84	175,850	8.9 years	44.70	64,950	44.27
	47,874,457	7.1 years	$24.42	27,157,333	$23.15

The reconciliation below shows the changes to our stock option plans for the six months ended June 30, 2002 and 2003:

	2002		2003
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	52,228,020	$23.06	47,512,933	$24.53
Granted	86,850	43.19	746,727	16.10
Exercised	(11,774,282)	15.02	(187,228)	11.67
Forfeited	(694,014)	18.64	(197,975)	31.57
Outstanding at end of period	39,846,574	25.56	47,874,457	24.42
Options exercisable	17,432,990	$18.49	27,157,333	$23.15

In March 2003, our board of directors approved a change in accounting for stock options granted to employees and directors from the intrinsic-value method to the fair-value method, recommended by SFAS No. 123, effective for the new fiscal year ending December 31, 2003.  Prior to 2003, we accounted for stock option grants under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 and related interpretations. No stock-based employee compensation cost was reflected in results of operations reported prior to our quarter ended March 31, 2003, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation cost for stock options granted to our employees and directors (based on the estimated fair values of the options at the date of grant, and amortized over the options’ vesting periods) is now reflected directly in our consolidated statements of operations instead of being presented as pro forma information as we had done in the past.  We elected to use the retroactive-restatement transition method to report this change in accounting. Accordingly, all prior periods presented have been restated to reflect the compensation cost that would have been recognized had the recognition provisions of SFAS No. 123 been applied during those periods.  Total compensation cost recognized in the accompanying consolidated statements of operations for stock-based employee compensation awards is $37 million for the three months ended June 30, 2002, $36 million for the three months ended June 30, 2003, $74 million for the six months ended June 30, 2002 and $75 million for the six months ended June 30, 2003. We expect such expense to be approximately $34 million per quarter for the next two quarters.

The estimated weighted-average fair values of the options we granted in the six months ended June 30, 2002 and 2003 were $20.15 per share and $8.07 per share, respectively. These were calculated, as of the date of each grant, using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended June 30
	2002	2003
Expected volatility	39.7%	50.5%
Risk-free interest rates	5.2%	2.9%
Expected lives, in years	9.0	6.1
Expected dividend yield	0.0%	0.0%

The weighted-average expected life assumptions used in the above calculations have changed from 9.0 years for the six months ended June 30, 2002 to 6.1 years for the six months ended June 30, 2003 due to changes in our employees’ option exercise patterns and a decrease in the relative proportion of options granted to senior executives, for which the expected lives are longer.

The table below shows the principal stock option grants, by grant date, whose amortized fair values in the six-month period ended June 30, 2003 comprises the $75 million of stock-based compensation recorded in that period:

Grant Date	Awards Expected to Vest	Exercise Price per Share	Fair Value per Share at Grant Date	Stock-Based Compensation Expense for Six Months Ended June 30, 2003
	(in thousands)			(in millions)
December 4, 2001	8,733	$40.41	$18.37	$27
December 5, 2000	6,288	$27.21	$12.79	$13
December 10, 2002	7,798	$17.56	$8.53	$8
June 1, 2001	2,175	$30.28	$17.52	$6
May 29, 2001	1,500	$30.17	$17.57	$4
December 5, 2000	1,274	$27.21	$15.63	$3
December 10, 2002	2,245	$17.56	$9.76	$3
December 15, 2000	450	$26.17	$14.92	$1
Other grants, from April 10, 2001 to June 26, 2003	2,702	$20.51	$10.60	$10
				$75

Compensation cost is measured by the fair value of the options on their grants date and is recognized over the vesting periods of the grants, whether or not the options had any intrinsic value during the period.

NOTE 9                                                    REPURCHASES OF COMMON STOCK

With authorization from our board of directors to repurchase up to 66,263,100 shares of our common stock, we repurchased, from July 2001 through June 30, 2003, a total of 48,734,599 shares as shown in the following table:

Quarter Ended	Number of Shares	Cost	Average Cost Per Share
September 30, 2001	5,055,750	$187,834,570	$37.15
December 31, 2001	1,500,000	58,314,006	38.87
March 31, 2002	7,500,000	295,924,291	38.99
June 30, 2002	4,125,000	173,345,977	41.70
September 30, 2002	2,791,500	118,988,346	42.35
December 31, 2002	15,290,850	381,385,362	24.76
March 31, 2003	6,000,000	109,700,554	18.28
June 30, 2003	6,471,499	97,999,961	15.14
Total	48,734,599	$1,423,493,067	$29.21

The repurchased shares are held as treasury stock. We have not purchased, nor do we intend to purchase, any shares from our directors, officers or employees. We have not made any repurchases of common stock subsequent to June 30, 2003 and do not intend to repurchase any more shares this year.

NOTE 10                                             INVESTMENTS

As of June 30, 2003, our investments consisted primarily of (1) $105 million in collateralized bonds issued by a local hospital authority from which we lease and operate two hospitals in Dallas, Texas, (2) approximately $50 million in equity investments in unconsolidated subsidiaries, and (3) a small number of minority equity investments, primarily in various health care ventures, the carrying values of which aggregated approximately $15 million at June 30, 2003. During the three months ended June 30, 2003, we recorded impairment charges of approximately $5 million to write down certain of these investments to their fair values.  We also recorded a gain of approximately $9 million related to our sale of a portion of our common stock of Broadlane, Inc.  Broadlane is a 47%-owned unconsolidated subsidiary (67%-owned and consolidated prior to June 27, 2003).  These investments are included in the accompanying consolidated balance sheets as investments and other assets.

NOTE 11                                             SHAREHOLDERS’ EQUITY

The following table shows the changes in consolidated shareholders’ equity during the six months ended June 30, 2003 (dollars in millions; shares in thousands):

	Shares Outstanding	Common Shares and Additional Paid-in Capital	Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balances as of December 31, 2002	473,738	$3,509	$(15)	$3,514	$(1,285)	$5,723
Effect of retroactive restatement of shareholders’ equity in connection with the adoption of the fair-value method of accounting for stock-based compensation	—	430	—	(329)	—	101
Restated balances, as of December 31, 2002	473,738	3,939	(15)	3,185	(1,285)	5,824
Net loss				(215)		(215)
Stock options exercised, including tax benefit	187	2				2
Stock-based compensation charges	—	108				108
Issuance of common stock	1,410	17				17
Other comprehensive income	—		3			3
Repurchases of common stock	(12,471)				(208)	(208)
Balances as of June 30, 2003	462,864	$4,066	$(12)	$2,970	$(1,493)	$5,531

NOTE 12                                               COMPREHENSIVE INCOME (LOSS)

The following table shows the consolidated statements of comprehensive income or loss for the six months ended June 30, 2002 and 2003:

	2002	2003
	(in millions)
Net income (loss)	$520	$(215)
Other comprehensive income (loss):
Foreign currency translation adjustments	(8)	5
Losses on derivative instruments designated and qualifying as cash-flow hedges	(2)	(2)
Unrealized net holding gains arising during period	8	—
Less: reclassification adjustment for losses included in net income (loss)	—	2
Other comprehensive income (loss) before income taxes	(2)	5
Income tax expense related to items of other comprehensive income	—	(2)
Other comprehensive income (loss)	(2)	3
Comprehensive income (loss)	$518	$(212)

NOTE 13                                             EARNINGS PER COMMON SHARE

The following tables are reconciliations of the numerators and the denominators of our basic and diluted earnings per common share computations for income (loss) from continuing operations for the three months and six months ended June 30, 2002 and 2003 (income or loss in millions; weighted-average shares in thousands):

	2002			2003
THREE MONTHS	Income	Weighted- Average Shares	Per-Share Amount	Loss	Weighted- Average Shares	Per- Share Amount
Basic Earnings (Loss) Per Share	$226	490,605	$0.46	$(129)	465,110	$(0.28)
Effect of Employee Stock Options	—	12,217	(0.01)	—	—	—
Diluted Earnings (Loss) Per Share	$226	502,822	$0.45	$(129)	465,110	$(0.28)

	2002			2003
SIX MONTHS	Income	Weighted- Average Shares	Per-Share Amount	Loss	Weighted- Average Shares	Per- Share Amount
Basic Earnings (Loss) Per Share	$487	490,321	$0.99	$(114)	467,796	$(0.24)
Effect of Employee Stock Options	—	12,119	(0.03)	—	—	—
Diluted Earnings (Loss) Per Share	$487	502,440	$0.96	$(114)	467,796	$(0.24)

NOTE 14                                             INCOME TAXES

The Internal Revenue Service has completed an examination of our federal income tax returns for our fiscal years ended May 31, 1995, 1996 and 1997.  They have issued a Revenue Agent’s Report in which they propose to assess an aggregate tax deficiency for the three-year audit period of $157 million plus interest thereon of approximately $113 million through June 30, 2003, before any federal or state tax benefit.  The Revenue Agent’s Report contains several disputed adjustments, including the disallowance of a deduction for a portion of the civil settlement paid to the federal government in June 1994 related to our discontinued psychiatric hospital business and a disputed adjustment with respect to the timing of the recognition of income for tax purposes pertaining to Medicare and Medicaid net revenues.  In connection with the proposed adjustment regarding the civil settlement, we recorded an additional after-tax charge for taxes and interest to discontinued operations of approximately $70 million in the quarter ended June 30, 2003.  We believe our original deductions and methods of accounting were appropriate, and we plan to appeal each disputed adjustment by filing a Protest with the Appeals Division of the Internal Revenue Service.  We currently are not able to estimate the total amount that eventually could be paid or when such amounts, if any, would be paid upon the ultimate resolution of all of the issues included in the Revenue Agent’s Report.

NOTE 15                                             RECENTLY ISSUED ACCOUNTING STANDARDS

During the three months ended June 30, 2003, the Financial Accounting Standards Board issued two new standards.  We do not believe that either of these new standards will have a material impact on our financial condition or results of operations:

SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities was issued in April 2003.  This statement amends and clarifies financial accounting and reporting for hedging activities and for derivative instruments (including certain derivative instruments embedded in other contracts) under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. These changes are intended to improve financial reporting by requiring contracts with comparable characteristics to be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity was issued in May 2003.  This statement establishes standards for clarifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments could previously be classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS STRATEGIES & OUTLOOK

OPERATING STRATEGIES

Our mission and objective is to provide quality health care services within existing regulatory and managed-care environments that are responsive to the needs of the communities we serve.  We believe that competition among health care providers occurs primarily at the local level. A hospital’s competitive position within the geographic area in which it operates is affected by a number of competitive factors, including, but not limited to: the scope, breadth and quality of services a hospital offers to its patients and physicians; the number, quality and specialties of the physicians who refer patients to the hospital; nurses and other health care professionals employed by the hospital or on the hospital’s staff; its reputation; its managed-care contracting relationships; the extent to which it is part of an integrated health care delivery system; its location; the location and number of competitive facilities and other health care alternatives; the physical condition of its buildings and improvements; the quality, age and state of the art of its medical equipment; its parking or proximity to public transportation; the length of time it has been a part of the community; and its prices for services. Accordingly, we tailor our local strategies to address these competitive factors.

We adjust these strategies as necessary in response to changes in the economic climate in which we operate and the success or failure of our various efforts. Effective January 1, 2003, we adopted a new method for calculating Medicare outlier payments (see page 23). We also have restructured our operating divisions and regions and realigned our senior executive management team.

On March 10, 2003, we announced the consolidation of our operating divisions from three to two, with five new underlying regions. Our new Eastern Division consists of three regions—Florida, Central-Northeast and Southern States. These regions include 59 of our general hospitals located in Alabama, Arkansas, Florida, Georgia, Louisiana, Massachusetts, Mississippi, Missouri, North Carolina, Pennsylvania, South Carolina and Tennessee. Our new Western Division consists of two regions—California and Texas—and includes 55 of our hospitals located in California, Nebraska, Nevada and Texas.

In March 2003, we also announced a series of initiatives to sharpen our strategic focus and reduce operating expenses.  In July 2003, we announced new initiatives and leadership to enhance clinical quality and nursing at our hospital subsidiaries.

We plan to divest or consolidate 14 general hospitals that no longer fit our core operating strategy of building competitive networks of hospitals that provide quality patient care in major markets.  We intend to use the proceeds from these divestitures to repay indebtedness and/or for general corporate purposes.

Our operating expense reduction plan consists of staff and expense reductions above the hospital level, reductions in hospital departments that are not directly involved with patient care, leveraging our size and strength to gain cost savings as well as enhanced levels of service through a comprehensive nurse agency contracting program, and a wide range of other items.  We presently estimate that these plans will result in future savings of at least $100 million annually.  We expect to achieve this reduction on a run-rate basis by the end of this calendar year. In addition, individual hospital operating plans include significant levels of cost reductions totaling approximately $150 million over the next 12 months. We have more recently identified further cost reduction initiatives that, once fully-implemented, are expected to save at least another $100 million annually by the end of 2004. This new phase of expense reductions consists of improvements in supply chain costs, primarily involving expanded coverage of purchasing contracts with negotiated discounts, increasing compliance with existing contracts, and consolidating purchased services among fewer vendors.  Also, we have commenced an initiative to consolidate hospital business offices and standardize our information systems to generate recurring annual savings beginning in 2005, but first this initiative will require significant investment in the balance of 2003 and in 2004.

PRICING APPROACH

In fiscal 2000, many of our hospitals began to significantly increase gross charges.  We believe that this practice, combined with the Medicare-prescribed formula for determining Medicare outlier payments, contributed to those hospitals receiving outlier payments that exceeded the norm.  (Medicare outlier payments are described in more detail in the Government Programs section of this report, page 25.)

Gross charges are retail charges. They are not the same as actual pricing, and they generally do not reflect what a hospital ultimately is paid for providing patient care. Hospitals typically receive amounts that are negotiated by insurance companies or are set by the government. Gross charges are used to calculate Medicare outlier payments and to determine certain elements of managed-care contracts (such as stop-loss payments).  Because Medicare requires that a hospital’s gross charges be the same for all patients (regardless of payor category), gross charges also are what hospitals charge self-pay patients.

In early December 2002, we announced an effort to pursue a new pricing approach for our hospitals.  The new approach de-emphasizes gross charges and refocuses on actual pricing.

We believe our hospitals’ pricing practices are, and have been, in compliance with Medicare rules.  However, by endeavoring to de-emphasize gross charges and focusing more on actual pricing, the new pricing approach should create a structure with a larger fixed component. Our new approach includes negotiating simpler managed-care contracts with higher per diem or case rates and with less emphasis on stop-loss and other payments tied to gross charges, and allowing hospitals to offer rates to uninsured patients that are similar to the local market rates that hospitals receive from managed-care contracts (subject to approval by the federal government and certain states).  This new approach has been well received by some managed care payors, but dismissed by others, particularly by certain plans that are unable, or unwilling to adjudicate claims on our per diem or case-rate basis.  Our ability to broadly implement this approach is subject to risk and uncertainty.

In addition to having a new pricing approach, on January 6, 2003, we announced to the Centers for Medicare and Medicaid Services (“CMS”) that we had voluntarily adopted a new method for calculating Medicare outlier payments, retroactive to January 1, 2003.  Using this new method since January 1, 2003, Medicare has been reimbursing our hospitals in amounts equivalent to those amounts we anticipate receiving once the recent changes by CMS to Medicare outlier formulas are implemented. We decided to do this in January to demonstrate our good faith and to support CMS’s then-likely industry-wide solution to the outlier issue.  (See “Outlier Payments” in the Government Programs section, page 25, for further information on developments regarding the recent CMS changes.)

In the past, our hospitals’ managed-care contracts primarily were charge-based.  Over many years, some of them have evolved into contracts primarily based on negotiated, fixed per diem rates or case rates, combined with stop-loss payments (for high-cost patients) and pass-through payments (for high-cost devices and pharmaceuticals).

Our new pricing approach was intended to create a reimbursement structure with a larger fixed component that will become less dependent on gross charges. We expect that this new approach will provide a more predictable and sustainable payment structure for us. Although we believe that our new pricing approach will continue to allow for increases in prices and continued growth in net operating revenues in the future, we do not expect that the growth rates experienced in the past two years can be sustained. In some managed care contracts, we are getting market-level increases.  In others, we have agreed to one-time downward adjustments, which we expect will be followed by normal increases in subsequent years.  Our proposal is new in the industry and may take time to implement. We can offer no assurances that our managed-care contracting parties will agree to the changes we propose or any changes that result in higher prices. In general, our new pricing approach will not involve any broad rollback of charges.  Typically, we are unwilling to enter into unprofitable agreements.  We can offer no assurances that this new pricing approach, if implemented in the form proposed, will not have a material adverse effect on our business, financial condition or results of operations.

Our hospitals have thousands of managed-care contracts with various renewal/expiration dates. A majority of those contracts are “evergreen” contracts.  Evergreen contracts extend automatically every year, but may be renegotiated or terminated by either party after 90 to 120 days notice.  Since November 2002, contracts representing nearly 40 percent of our managed care revenues have been renegotiated or renewed.  We anticipate that contracts representing approximately an additional 39% of our managed care revenues will be renegotiated or renewed by calendar year end.  While we cannot guarantee that all negotiations will be finalized by then, this is our current estimate based on the course of our current discussions and the number of contracts we anticipate will automatically renew.

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

We believe that the key ongoing challenges facing us and the health care industry as a whole are (1) providing quality patient care in a competitive and highly regulated environment, (2) obtaining adequate compensation for the services we provide, (3) managing our costs, and (4) retaining qualified employees. The primary cost pressures facing the industry and us are the ongoing increase of labor costs due to a nationwide shortage of nurses and a sharp increase in malpractice expense.  We expect the nursing shortage to continue, and we have implemented various initiatives to improve productivity, to better position our hospitals to attract and retain qualified nursing personnel, and to otherwise manage labor-cost pressures. In May 2003, we entered into an agreement with the Service Employees International Union and the American Federation of Federal, State, County and Municipal Employees with respect to all of our California hospitals and two hospitals in Florida. The agreement is intended to streamline the contract negotiation process if employees choose to organize into collective bargaining units at a facility. The agreement provides a framework for pre-negotiated salaries and benefits at these hospitals, and includes a no-strike agreement by these organizations at our other facilities for up to three years.

As we reiterated in our earnings guidance press release on June 23, 2003, Tenet is navigating through a very challenging transitional period.  We are dealing with both industry issues and company-specific issues, most importantly past pricing practices that has placed the company in an especially difficult position.  We are facing lower revenue trends and increasing cost pressures.  Based on the recent completion by our new executive management team of a highly detailed, hospital-by-hospital budget review process, and the results of operations for the quarter ended June 30, 2003, we believe this transitional period will continue through at least the first half of 2004.

As a result, we expect earnings per share from continuing operations for the third and fourth quarters of fiscal 2003 to total between $0.40 - $0.50, and for the 12 months from July 1, 2003 through June 30, 2004 to be between $0.80 and $1.00.  This guidance does not include the effects of any future impairment and restructuring charges because the amounts of such charges cannot be reasonably estimated at this time.  The company expects, however, to incur such charges throughout 2003 and future periods.  This guidance also does not include the effect of any future litigation and investigation costs related to the matters described in Note 4 of the Notes to Consolidated Financial

Statements, included herein because the amounts and timing of such settlements cannot be reasonably estimated at this time.

GOVERNMENT PROGRAMS

Payments from Medicare constitute a significant portion of our net operating revenues. The Medicare program is subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and new governmental funding restrictions-all of which could materially increase or decrease program payments, as well as affect the cost of providing services to patients and the timing of payments to facilities. We are unable to predict the effect of future policy changes on our operations. However, if either the rates paid or the scope of services covered by government payors is reduced, there could be a material adverse effect on our business, financial condition, or results of operations.

A final determination of certain amounts earned under the Medicare program often takes many years to resolve because of audits by the program representatives, providers’ rights of appeal, and the application of numerous technical reimbursement provisions. We believe that adequate provision has been made in our consolidated financial statements for probable adjustments to historical net operating revenues. However, until final settlement, significant issues remain unresolved, and previously determined allowances could be more or less than ultimately required.

The major components of our Medicare net patient revenues for the three-month and six-month periods ended June 30, 2002 and 2003 approximate the following:

	Three Months ended June 30		Six Months ended June 30
	2002	2003	2002	2003
	(in millions)
Diagnosis related group payments	$434	$462	$904	$941
Capital cost payments	48	48	119	101
Outlier payments	223	16	420	34
Outpatient payments	134	138	255	280
Disproportionate share payments	75	78	151	163
Graduate and Indirect Medical Education payments	45	44	88	80
Psychiatric, rehabilitation and skilled nursing facilities inpatient payments and other payment categories	128	91	209	192
Prior years’ contractual allowance adjustments	9	7	17	11
Total Medicare net patient revenues	$1,096	$884	$2,163	$1,802

DIAGNOSIS RELATED GROUP PAYMENTS

Medicare payments for general hospital inpatient services are based on a prospective payment system that uses diagnosis-related groups. Under this system, a hospital receives a fixed amount for each Medicare patient based on the patient’s assigned diagnosis-related group. Although these payments are adjusted for area-wage differentials, the adjustments do not take into consideration the hospital’s operating costs. Moreover, as discussed below, diagnosis-related-group payments also exclude the reimbursement of capital costs (such as property taxes, lease expenses, depreciation, and interest related to capital expenditures).

The diagnosis-related-group rates are updated annually, giving consideration to the increased cost of goods and services purchased by hospitals. The rate increase that became effective on October 1, 2002 was 2.95 percent.  On August 1, 2003, CMS announced a rate increase equal to the full market basket of 3.40 percent effective October 1, 2003.  However, Congress currently is considering proposals that, if enacted into law, could result in a reduction from full market basket in the fiscal year 2004 rates.  Historically, the rate increases have been below the cost increases for goods and services purchased by our hospitals. We expect that future rate increases also will be below such cost increases.

CAPITAL COST PAYMENTS

Medicare reimburses general hospitals for their capital costs separately from diagnosis-related-group payments. In 1992, a prospective payment system covering the reimbursement of inpatient capital costs generally became effective. As of October 1, 2002, after a gradual phase in, all of our hospitals are being reimbursed at a capital-cost rate that increases annually by a capital-cost-market-basket-update factor.  As with the diagnosis-related-group rate increases, however, we expect that these increases will be below the cost increases of our capital asset purchases.

OUTLIER PAYMENTS

Outlier payments, which were established by Congress as part of the diagnosis-related-group prospective payment system, are additional payments made to hospitals for treating patients who are costlier to treat than the average patient.

A hospital receives outlier payments when its costs (as determined by using gross charges adjusted by the hospital’s historical cost-to-charge ratio) exceed a certain threshold established annually by CMS. As mandated by Congress, CMS must limit total outlier payments to between 5 and 6 percent of total diagnosis-related-group payments. CMS annually changes the threshold in order to bring expected outlier payments within the mandated limit. An increase to the cost threshold reduces total outlier payments by (1) reducing the number of cases that qualify for outlier payments, and (2) reducing the dollar amount hospitals receive for those cases that still qualify. The most recent increase in the threshold became effective on October 1, 2002. The next change to the threshold is scheduled for October 1, 2003.

CMS has used a hospital’s most recently settled cost reports to set the hospital’s cost-to-charge ratio. Those cost reports typically are two to three years old. Additionally, if a hospital’s cost-to-charge ratio falls below a certain threshold (derived from the cost-to-charge ratios for all hospitals nationwide), then the cost-to-charge ratio used to calculate Medicare outlier payments defaults to the statewide average for the hospital’s State, which is considerably higher. The statewide average also is used when settled cost reports are not available (such as with new hospitals).

On June 5, 2003, CMS, as anticipated, issued new rules governing the calculation of outlier payments to hospitals. These new rules, which generally become effective August 8, 2003, include the following changes: (1) beginning October 1, 2003, Medicare will use the latest of either the most recently submitted or the most recently settled cost report to calculate the cost-to-charge ratio and outlier payments, (2) the use of the statewide average ratio of costs to charges is eliminated for hospitals with very low computed cost-to-charge ratios, (3) Medicare fiscal intermediaries will be given specific criteria for their use in identifying hospitals that may have received inappropriately high outlier payments, and they are allowed to review and, if deemed necessary, recover overpayments, including interest, if the actual costs of a hospital stay (which are reflected in the settled cost report) are less than that which was claimed by the provider, or if there are other indications of potential abuse, and (4) hospitals will be allowed to request changes in their cost-to-charge ratio to adjust their outlier payments, in much the same way that an individual taxpayer can adjust the amount of withholding from income, to avoid over- or underpayments for outlier cases. We do not expect these recent changes to have a material effect on the amount of outlier payments we currently are recording under the voluntary method described below.

In anticipation of these changes, on January 6, 2003, we announced to CMS that we had voluntarily adopted a new method for calculating Medicare outlier payments, retroactive to January 1, 2003.  With this new method, instead of using recently settled cost reports for our outlier calculations, we are using current year cost-to-charge ratios. We also have eliminated the use of the statewide average, and we continue to use the current threshold amounts. These changes have resulted in a drop of Medicare inpatient outlier payments from approximately $65 million per month to approximately $6 million per month. As discussed on page 23, we voluntarily adopted this new method to demonstrate our good faith and to support CMS’s then-likely industry-wide solution to the outlier issue.

Our voluntary proposal to CMS included a provision to reconcile the payments we receive under our interim arrangement to those we would have received if the CMS rule had gone into effect on January 1, 2003. This reconciliation, which must be completed within 60 days of the effective date of the final outlier rule, could result in our receiving additional outlier payments or in our refunding some of the outlier payments recorded under the interim arrangement. Based on our analysis of the final outlier rule, we do not expect the reconciliation to result in a material change to the outlier payments we have recorded under this voluntary method.

OUTPATIENT PAYMENTS

An outpatient prospective payment system was implemented as of August 1, 2000. This payment system established groups called ambulatory payment classifications for all outpatient procedures. Medicare pays for outpatient services based on the classification. The outpatient prospective payment system provides a transitional period that limits each hospital’s losses during the first three and one-half years of the program. If a hospital’s costs are less than the payment, the hospital keeps the difference. If a hospital’s costs are higher than the payment, the hospital is subsidized for part of the loss. The outpatient prospective payment system has not had a material impact on our results of operations.

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

GRADUATE AND INDIRECT MEDICAL EDUCATION

A number of our hospitals currently are approved as teaching sites for the training of interns and residents under graduate medical education programs. Our participating hospitals receive additional payments—graduate-medical-education payments-for the cost of training residents. In addition, these hospitals receive indirect-medical-education payments, which are related to the teaching programs. These payments are add-ons to the regular diagnosis-related-group payments.

The current indirect-medical-education payment level is set at 5.5% of diagnosis-related-group payments. However, Congress currently is considering provider payment improvements that could result in an increase to the IME payment level.

RECENT CHANGES TO MEDICARE PAYMENT RULES

Under the Medicare law, CMS is required to update annually the prospective payments for acute, rehabilitation, and skilled nursing facilities. The updated payments are effective each October 1, the beginning of the federal fiscal year.

On August 1, 2003, CMS issued its updated rules for 2004 affecting Medicare payments to acute hospitals, rehabilitation hospitals and units, and skilled nursing facilities. The updated rules include a 3.4 percent increase in payment rates for inpatient acute care, beginning October 1, 2003. Also under the new rule, the outlier threshold will decrease from $33,560 to $31,000.

The rules update other payment factors, as well, including the wage index, diagnosis-related-group weights, and expansion of the diagnosis-related-group transfer rule from ten diagnosis-related-groups to 19, and other factors that influence prospective payments. Consequently, the percentage increases described above may not be fully realized in the final payments.  Although this modification is mildly beneficial to the company, the company still expects outlier payments to its hospitals to approximate $18 million per quarter as other elements of the outlier rule change will offset any benefit from the lower threshold in future periods.  Other changes in the overall inpatient payment system rule have moderately positive and negative effects. While the net impact of these changes is slightly positive, it is not significant to warrant a change in the earnings guidance we provided in June 2003 and as discussed on page 25 herein.

MEDICAID

Payments we receive under various state Medicaid programs constitute approximately 9% of our net operating revenues. These payments typically are based on fixed rates determined by the individual states. (A few states in which we operate have a Medicaid outlier payment formula.) We also receive disproportionate-share payments under various state Medicaid programs. For the six months ended June 30, 2002 and 2003, those payments were approximately $99 million and $114 million, respectively.

Many of the states in which we operate are experiencing serious budgetary problems and have implemented or proposed new legislation that would significantly reduce the payments they make to hospitals under their Medicaid programs. These pending actions could have a material adverse effect on our financial condition and results of operations.

RESULTS OF OPERATIONS

For the three months ended June 30, 2003, on a same-facility basis, admissions grew 3.0% over the prior-year quarter, net patient revenues were down 2.7% and net inpatient revenue per admission was down by 6.6%.  For the six-month period, admissions grew 2.4% over the prior-year period, net patient revenues were down 0.4% and net inpatient revenue per admission was down by4.6%.

We reported income from continuing operations of $226 million in the quarter ended June 30, 2002 and a loss of $129 million in the quarter ended June 30, 2003. For the six-month periods then ended we reported income from continuing operations of $487 million in 2002 and a loss of $114 million in 2003.  Income from continuing operations included goodwill amortization and losses for early extinguishment of debt in the 2002 periods, and impairment, restructuring, litigation and investigation costs in the 2003 periods.

The table below shows the pretax and after-tax impact of (1) impairments of goodwill and long-lived assets, (2) restructuring charges, (3) losses from early extinguishment of debt, (4) goodwill amortization and (5) litigation and investigation costs for the three-month and six-month periods ended June 30, 2002 and 2003:

	Three Months ended June 30		Six Months ended June 30
	2002	2003	2002	2003
	(in millions)
Impairment of goodwill and long-lived assets	$—	$198	$—	$385
Restructuring charges	—	77	—	86
Loss from early extinguishment of debt	96	—	102	—
Goodwill amortization	16	—	40	—
Litigation and investigation costs	—	68	—	74
Pretax impact	$112	$343	$142	$545
After-tax impact	$77	$214	$98	$364
Diluted per-share impact of the above items	$0.15	$0.46	$0.20	$0.78

Results of continuing operations for the quarter ended June 30, 2003 include the operations of one general hospital acquired after the end of the prior-year quarter and exclude the operations of two general hospitals sold, closed or consolidated and certain other facilities closed since then. The following two tables summarize consolidated continuing operations for the three-month and six-month periods ended June 30, 2002 and 2003:

THREE MONTHS	2002	2003	2002	2003
	(in millions)		(% of net operating revenues)
Net operating revenues:
Domestic general hospitals	$3,350	$3,263	97.7%	96.6%
Other operations	80	116	2.3%	3.4%
Net operating revenues	3,430	3,379	100.0%	100.0%
Operating expenses:
Salaries and benefits	1,353	1,474	(39.4)%	(43.6)%
Supplies	475	525	(13.8)%	(15.5)%
Provision for doubtful accounts	219	288	(6.4)%	(8.5)%
Other operating expenses	691	753	(20.1)%	(22.3)%
Costs of litigation and investigations	—	68	—	(2.0)%
Depreciation	109	113	(3.2)%	(3.3)%
Amortization	24	7	(0.7)%	(0.2)%
Impairment and restructuring charges	—	275	—	(8.1)%
Loss from early extinguishment of debt	96	—	(2.8)%	—
Operating income (loss)	$463	$(124)	13.5%	(3.7)%

SIX MONTHS	2002	2003	2002	2003
	(in millions)		(% of net operating revenues)
Net operating revenues:
Domestic general hospitals	$6,640	$6,605	97.6%	96.7%
Other operations	165	226	2.4%	3.3%

Net operating revenues	6,805	6,831	100.0%	100.0%
Operating expenses:
Salaries and benefits	2,692	2,936	(39.6)%	(43.0)%
Supplies	964	1,052	(14.2)%	(15.4)%
Provision for doubtful accounts	444	562	(6.5)%	(8.2)%
Other operating expenses	1,339	1,475	(19.7)%	(21.6)%
Costs of litigation and investigations	—	74	—	(1.1)%
Depreciation	222	225	(3.3)%	(3.3)%
Amortization	55	14	(0.8)%	(0.2)%
Impairment and restructuring charges	—	471	—	(6.9)%
Loss from early extinguishment of debt	102	—	(1.5)%	—
Operating income	$987	$22	14.5%	0.3%

Net operating revenues of our continuing domestic general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (primarily rental income and services such as cafeteria, gift shops, parking) and other miscellaneous revenue. Net operating revenues of other operations consist primarily of revenues from: (1) physician practices, (2) rehabilitation hospitals, long-term-care facilities, psychiatric and specialty hospitals-all of which are located on or near the same campuses as our general hospitals, (3) our hospital in Barcelona, Spain, (4) health care joint ventures operated by us, (5) our subsidiaries offering managed-care and indemnity products, and (6) equity in earnings of unconsolidated affiliates.

PRO FORMA INFORMATION

In light of recent events and our voluntary adoption of a new method for calculating Medicare outlier payments, and the fact that CMS has issued final rules to change the program’s policies regarding Medicare outlier payments, discussed on page 23, we are supplementing certain of the historical information with information presented on a pro forma basis as if we had received no Medicare outlier revenues during the periods indicated.  This information includes numerical measures of our historical or future performance, financial position or cash flows that have the effect of depicting such measures of financial performance differently from that presented in our financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) and are defined under Securities and Exchange Commission rules as “non-

GAAP financial measures.” We believe that the information presented on this pro forma basis is important to our shareholders in order to show the significant effect that Medicare outlier payments had on elements of our historical results of operations and provide important insight into our operations in terms of other underlying business trends, without necessarily estimating or suggesting their effect on future results of operations. This supplemental information has inherent limitations because Medicare outlier payments in periods prior to January 1, 2003 are not indicative of future periods and such payments in periods from January 1, 2003 forward may not be indicative of future periods. We compensate for the limitations by also utilizing comparable GAAP measures. In spite of the limitations, we find the information useful to the extent it better enables us and our investors to evaluate pricing trends and believe the consistent use of this supplemental information provides us and our investors with reliable period-to-period comparisons. Costs in our business are largely influenced by volumes and thus are generally analyzed as a percent of operating revenues, so we provide this additional analytical information to better enable investors to measure expense categories between periods. Based on requests by certain shareholders, we believe that our investors find these non-GAAP measures useful as well. Investors are encouraged, however, to use GAAP measures when evaluating the company’s financial performance.  Among the information presented herein on a pro forma basis are operating expenses expressed as percentages of net operating revenues, net inpatient revenues per patient day and per admission, and net cash provided by operating activities.

The two tables below illustrate actual expenses as a percent of net operating revenues for the three-month and six-month periods ended June 30, 2003 and 2002 as if we had received no outlier revenue during the periods indicated. The tables include reconciliations of net operating revenues to net operating revenues adjusted to exclude all outlier revenue. Investors are encouraged, however, to use GAAP measures when evaluating the company’s financial performance.

THREE MONTHS	2002	2003	2002	2003
	(in millions)		(% of net operating revenue excluding Medicare outlier revenue)
Net operating revenues	$3,430	$3,379
Less Medicare outlier revenue	(223)	(16)
Net operating revenues excluding outlier revenues	$3,207	$3,363	100.0%	100.0%
Operating expenses:
Salaries and benefits	1,353	1,474	(42.2)%	(43.8)%
Supplies	475	525	(14.8)%	(15.6)%
Provision for doubtful accounts	219	288	(6.8)%	(8.6)%
Other operating expenses	691	753	(21.5)%	(22.4)%
Costs of litigation and investigations	—	68	—	(2.0)%
Depreciation	109	113	(3.4)%	(3.4)%
Amortization	24	7	(0.7)%	(0.2)%
Impairment and restructuring charges	—	275	—	(8.2)%
Loss from early extinguishment of debt	96	—	(3.0)%	—
Operating income (loss) excluding outlier revenue	$240	$(140)	7.5%	(4.2)%
Add back Medicare outlier revenue	223	16
Operating income (loss)	$463	$(124)	14.4%	(3.7)%

SIX MONTHS	2002	2003	2002	2003
	(in millions)		(% of net operating revenues excluding Medicare outlier revenue)
Net operating revenues	$6,805	$6,831
Less Medicare outlier revenue	(420)	(34)
Net operating revenues excluding outlier revenues	$6,385	$6,797	100.0%	100.0%
Operating expenses:
Salaries and benefits	2,692	2,936	(42.2)%	(43.2)%
Supplies	964	1,052	(15.1)%	(15.5)%
Provision for doubtful accounts	444	562	(7.0)%	(8.3)%
Other operating expenses	1,339	1,475	(21.0)%	(21.7)%
Costs of litigation and investigations	—	74	—	(1.1)%
Depreciation	222	225	(3.5)%	(3.3)%
Amortization	55	14	(0.9)%	(0.2)%
Impairment and restructuring charges	—	471	—	(6.9)%
Loss from early extinguishment of debt	102	—	(1.6)%	—
Operating income (loss) excluding outlier revenue	$567	$(12)	(8.9)%	0.2%
Add back Medicare outlier revenue	420	34
Operating income	$987	$22	14.5%	0.3%

The table below shows certain selected historical operating statistics for our continuing domestic general hospitals:

	Three months ended June 30				Six months ended June 30
	2002	2003	Increase (Decrease)		2002	2003	Increase (Decrease)
Number of hospitals (at end of period)	100	99	(1	)(1)	100	99	(1	)(1)
Licensed beds (at end of period)	25,520	24,911	(2.4)%		25,520	24,911	(2.4)%
Net inpatient revenues (in millions) (2) (4)	$2,277	$2,181	(4.2)%		$4,572	$4,447	(2.7)%
Net outpatient revenues (in millions) (2)	$1,018	$1,014	(0.4)%		$1,952	$2,026	3.8%
Admissions	230,302	236,059	2.5%		470,668	479,285	1.8%
Equivalent admissions (3)	326,292	330,709	1.4%		659,322	666,954	1.2%
Average length of stay (days)	5.4	5.3	(0.1	)(1)	5.4	5.4	—
Patient days	1,243,752	1,256,929	1.1%		2,558,752	2,570,431	0.5%
Equivalent patient days (3)	1,737,964	1,738,964	0.1%		3,538,489	3,534,213	(0.1)%
Net inpatient revenue per patient day	$1,831	$1,735	(5.2)%		$1,787	$1,730	(3.2)%
Net inpatient revenue per admission (4)	$9,887	$9,239	(6.6)%		$9,714	$9,278	(4.5)%
Utilization of licensed beds	53.2%	55.5%	2.3	%(1)	54.9%	57.0%	2.1	%(1)
Outpatient visits	2,170,015	2,144,668	(1.2)%		4,311,580	4,285,661	(0.6)%

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

(4)          Although our hospitals expect to receive some level of Medicare outlier revenue in future periods, as we discussed earlier, the table below shows the impact on domestic general hospital net inpatient revenues, net inpatient revenue per patient per day and net inpatient revenue per admission as if we had received no Medicare outlier revenue in the periods indicated.  This data is provided to enable investors to examine pricing trends from other payor categories.

	Three months ended June 30			Six months ended June 30
	2002	2003	Increase	2002	2003	Increase
Net inpatient revenues	$2,277	$2,181	(4.2)%	$4,572	$4,447	(2.7)%
Less Medicare outlier revenue	(223)	(16)	(92.8)%	(420)	(34)	(91.9)%
Pro forma net inpatient revenues	$2,054	$2,165	5.4%	$4,152	$4,413	6.3%
Pro forma net inpatient revenue per admission	8,919	9,171	2.8%	8,822	9,207	4.4%
Pro forma net inpatient revenue per patient day	1,651	1,722	4.3%	1,623	1,717	5.8%

The table below shows certain selected historical operating statistics for our continuing domestic general hospitals on a same-facility basis:

	Three months ended June 30			Six months ended June 30
	2002	2003	Increase	2002	2003	Increase
Average licensed beds	24,846	24,783	(0.3)%	24,867	24,794	(0.3)%
Patient days	1,223,576	1,249,324	2.1%	2,516,413	2,554,446	1.5%
Net inpatient revenue per patient day (1)	$1,847	$1,740	(5.8)%	$1,803	$1,735	(3.8)%
Admissions	227,889	234,705	3.0%	465,495	476,529	2.4%
Net inpatient revenue per admission (1)	$9,917	$9,263	(6.6)%	$9,744	$9,298	(4.6)%
Outpatient visits	2,151,089	2,135,284	(0.7)%	4,272,004	4,264,613	(0.2)%
Average length of stay (days)	5.4	5.3	(0.1)	5.4	5.4	—

(1)          Although our hospitals expect to receive some level of Medicare outlier revenue in future periods, as we discussed earlier, the table below shows the impact on same facility domestic general hospital net inpatient revenues, net inpatient revenue per patient day and net inpatient revenue per admission as if we had received no Medicare outlier revenue in the periods indicated. This data is provided to enable investors to examine pricing trends from other payor categories.

	Three Months ended June 30			Six Months ended June 30
	2002	2003	Increase	2002	2003	Increase
Net inpatient revenue	$2,260	$2,174	(3.8)%	$4,536	$4,431	(2.3)%
Less Medicare outlier revenue	(222)	(16)	(92.8)%	(419)	(34)	(91.9)%
Pro forma net inpatient revenue	$2,038	$2,158	5.9%	$4,117	$4,397	6.8%
Pro forma net inpatient revenue per admission	$8,943	$9,195	2.8%	$8,844	$9,227	4.3%
Pro forma net inpatient revenue per patient day	1,666	1,727	3.7%	1,636	1,721	5.2%

The table below shows the sources of net patient revenues for our continuing domestic general hospitals for the three-month and six-month periods ended June 30, 2002 and 2003, expressed as percentages of net patient revenues from all sources:

	Three months ended June 30			Six months ended June 30
	2002	2003	Increase (Decrease) (1)	2002	2003	Increase (Decrease) (1)
Medicare	32.6%	26.9%	(5.7)%	32.5%	27.1%	(5.4)%
Medicaid	8.6%	9.4%	0.8%	8.7%	9.1%	0.4%
Managed care	44.8%	48.1%	3.3%	44.9%	48.7%	3.8%
Indemnity and other	14.0%	15.6%	1.6%	13.9%	15.1%	1.2%

(1)   The change is the difference between the 2002 and 2003 amounts shown.

In comparing the quarter ended June 30, 2003 to the same quarter of 2002, total-facility admissions increased by 2.5%.  On a total-facility basis and on a same-facility basis, net inpatient revenue per admission decreased 6.6%, reflecting our lower Medicare outlier revenue, partially offset by changes in other payor areas. As mentioned earlier, our new pricing approach, combined with our voluntary changes to the method we use to calculate Medicare outlier revenue, and the recently announced changes in Medicare regulations for determining outlier revenue, are expected to adversely impact our future revenues. For example, if we had received no Medicare outlier revenue, our net inpatient revenue per admission would have increased 2.8% instead of decreasing 6.6%.  (See pages 31 and 32 for our explanations of these adjusted non-GAAP performance measures.)

We experienced a 0.7% decrease in same-facility outpatient visits during the quarter ended June 30, 2003 compared to the same quarter a year ago. Net outpatient revenues decreased by 0.4% on a total-facility basis and by 0.1% on a same-facility basis compared to the prior-year quarter.

Net operating revenues from the Company’s other operations were $80 million and $116 million for the quarters ended June 30, 2002 and 2003, respectively.  The increase is primarily the result of an increase in physician practice revenue and the conversion of a general hospital to a specialty hospital as of September 2002.

Salaries and benefits expense as a percentage of net operating revenues was 39.4% in the quarter ended June 30, 2002 and 43.6% in the current quarter. Without Medicare outlier revenue the percentages would have been 42.2% and 43.8%. (See pages 31 and 32 for our explanations of these adjusted performance measures.) The primary reason for this increase was that we have experienced and expect to continue to experience, significant wage and benefit pressures created by the current nursing shortage throughout the country and escalating state-mandated nurse staffing ratios. Also, we are seeing an increase in labor union activity at our hospitals, particularly in California, where two unions are competing to organize our employees. Approximately 11% of our employees were represented by labor unions as of June 30, 2003. As union activity continues to increase at our hospitals and as additional states enact new laws regarding nurse-staffing ratios, our salaries and benefits expense is likely to increase more rapidly than our net operating revenues. In May 2003, we entered into an agreement with the Service Employees International Union and the American Federation of Federal, State, County and Municipal Employees with respect to all of our California hospitals and two hospitals in Florida. The agreement is intended to streamline the contract negotiation process if employees choose to organize into collective bargaining units at a facility. The agreement provides a framework for pre-negotiated salaries and benefits at these hospitals, and includes a no-strike agreement by these organizations at our other facilities for up to three years.  In addition, salaries and benefits expense in the quarter ended June 30, 2003 includes $25 million of charges related to a change in discount rate used to value an unfunded executive retirement plan.

Supplies expense as a percentage of net operating revenues was 13.8% in the quarter ended June 30, 2002 and 15.5% in the current quarter.  Without outlier revenue, the percentages would have been 14.8% and 15.6%. (See pages 31 and 32 for our explanations of these adjusted performance measures.) We control supplies expense through improved utilization and by improving the supply chain process. We also utilize the group-purchasing and supplies-management services of Broadlane, Inc.  Broadlane is a 47%-owned unconsolidated subsidiary (67% owned and consolidated prior to June 27, 2003) that offers group-purchasing procurement strategy, outsourcing, and e-commerce services to the health care industry.

The provision for doubtful accounts as a percentage of net operating revenues was 6.4% in the quarter ended June 30, 2002 and 8.5% in the current quarter. Without outlier revenue the percentages would have been 6.8% and 8.6%. (See pages 31 and 32 for our explanations of these adjusted performance measures.) The provision for doubtful accounts as a percentage of non-program revenues (that is, revenues from all sources other than Medicare and Medicaid) was 10.7% in the quarter ended June 30, 2002 and 13.2% in the current quarter.  Bad debt expense has increased as a result of a decrease in cash collected on self-pay accounts receivable, while the amount of self-pay receivables assigned to collection agencies has increased.

Although we continue to focus on initiatives that improve cash flow, which include improving the process for collecting receivables, pursuing timely payments from all payors, and standardizing and improving contract terms, billing systems and the patient registration process, accounts receivable days outstanding increased from 65.9 days at June 30, 2002 to 71.8 days at the end of the current quarter for the total company. For continuing operations, the ratio increased from 61.4 days to 67.1 days. During the quarter ended June 30, 2003, we made payments to Medicare related to prior-year cost reports of approximately $52 million, which had the effect of increasing this ratio by approximately 1.4 days because we record cost report settlement liabilities in net accounts receivable.  Also during the quarter just ended, we received approximately $65 million in accelerated payments from a Medicare fiscal intermediary due to a systems conversion.  This temporary cash flow benefit had the effect of decreasing accounts receivable days outstanding by 1.8 days.  It was reversed by the fiscal intermediary in July.

Other operating expenses as a percentage of net operating revenues were 20.1% for the quarter ended June 30, 2002 and 22.3% for the current quarter. Without outlier revenue the percentages would have been 21.5% and 22.4%. (See pages 31 and 32 for our explanations of these adjusted performance measures). Included in other operating expenses is malpractice expense of $74 million in the quarter ended June 30, 2002 and $86 million in the current quarter. The current quarter includes a $10 million charge related to the change in discount rates used to value the malpractice liabilities of our consolidated captive insurance companies.  We continue to experience unfavorable pricing and availability trends in the professional and general liability insurance markets and increases in the size of claim settlements and awards in this area. We expect this trend to continue unless meaningful tort reform legislation is enacted.

In addition, the aggregate amount of claims reported to Hospital Underwriting Group for the year ended May 31, 2001 are approaching the $50 million aggregate policy limit for that year. Once the aggregate limit is exhausted for the policy year, we will bear the first $25 million of loss before any excess insurance coverage would apply.

Physicians, including those who practice at some of our hospitals, face similar increases in malpractice insurance premiums and limitations on availability, which may cause those physicians to limit their practice, which could result in lower admissions to our hospitals.

Depreciation expense was $110 million in the quarter ended June 30, 2002 and $113 million in the quarter ended June 30, 2003.

Goodwill amortization expense was $16 million in the quarter ended June 30, 2002. As a result of adopting a new accounting standard for goodwill and other intangible assets, we stopped amortizing goodwill on June 1, 2002.

In addition to the cessation of goodwill amortization, the new accounting standard requires testing for goodwill impairment at least annually.  Because our reporting units (as defined under SFAS No. 142) changed due to the consolidation of our operating divisions and regions (described on page 22), we completed a goodwill impairment evaluation as of March 31, 2003 and recorded a charge of $187 million related to our Central-Northeast Region. Our estimates of future cash flows from these assets or asset groups were based on assumptions and projections that we believe to be reasonable and supportable. The fair-value estimates of our long-lived assets were derived from either independent appraisals, established market values of comparable assets, or internal calculations of estimated future cash flows.

In March 2003, we announced a plan to dispose or consolidate 14 general hospitals that no longer fit our core operating strategy of building and maintaining competitive networks of quality hospitals in major markets. We recorded an impairment charge in the amount of $61 million in March 2003 and $4 million in June 2003 primarily for the write-down of long-lived assets and goodwill allocated to these disposed businesses to estimated fair values, less costs to sell, at six of the facilities, using the relative fair-value method. The carrying values of the remaining facilities are less than their estimated fair values.

In the quarter ended June 30, 2003, following the completion of our annual budget review process, we recorded additional impairment charges, primarily at seven other hospitals, in the amount of $198 million for the write-down of long-lived assets to their estimated fair values.

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

As previously disclosed, we anticipate selling 11 of the 14 hospitals by the end of the calendar year. We will cease operations at one hospital when the long-term lease expires in August 2003, and we plan to close one hospital and sell, consolidate or close the other. We intend to use the proceeds from the divestitures to repay indebtedness and/or for general corporate purposes. These 14 hospitals reported net operating revenues of $946 for the latest 12-month period ended June 30, 2003. The pretax loss from operations of the asset group, including asset impairment charges of $145 million, was $72 million for the same period.

During the quarter ended March 31, 2003, we recorded restructuring charges of $9 million, consisting of $6 million in severance and employee relocation costs and $3 million in contract termination and consulting costs incurred with our previously announced plans to reduce our annual operating expenses.

During the quarter ended June 30, 2003, we recorded additional restructuring charges of $77 million. These charges consist of $48 million in employee benefit, severance and relocation costs, $31 million in non-cash stock option modification costs related to terminated employees, $4 million in contract termination and consulting costs, all also incurred in connection with our plans to reduce our operating expenses, and a $6 million reduction in reserves for restructuring charges recorded in prior periods. We will incur additional restructuring costs as we move forward with these plans.

Interest expense, net of capitalized interest, was $68 million in the quarter ended June 30, 2002 and $73 million in the current quarter. Interest capitalized in connection with new construction was approximately $2 million in the 2002 quarter and $3 million in the 2003 quarter.

Our tax rate before the effect of impairment and restructuring charges in 2003 and the loss from early extinguishment of debt in 2002 was 40.8% for the three months ended June 30, 2002 and 39.6% in the current quarter. The decline in the tax rates primarily is due to the cessation of non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity for the six-month period ended June 30, 2003 was derived primarily from proceeds from the sale of new senior notes and net cash provided by operating activities.

Net cash provided by operating activities for the six months ended June 30, 2003 was $583 million. Net cash provided by operating activities for the same period in 2002 was $1.3 billion. Although our hospitals expect to receive some level of Medicare outlier revenue in future periods, as discussed earlier, if we had received no Medicare outlier revenue during the periods, net cash provided by operating activities would have been $549 million for the six months ended June 30, 2003 and $913 million for the same period a year ago.

Included in net cash provided from operations for the current six-month period are approximately $65 million in accelerated payments from a Medicare fiscal intermediary due to a system conversion.  This temporary benefit was reversed in July.  Also, in June 2003, we received $55 million in disproportionate share payments from the State of California related to years ended May 31, 2002 and 2003. On the other hand, we made payments amounting to approximately $52 million to Medicare that related to prior year cost reports.

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

Since the beginning of our fiscal year, we have repaid all of our outstanding loans under our 5-year, $1.5 billion revolving credit agreement that expires March 1, 2006.

We are currently involved in significant investigations and legal proceedings. (See Part I. Item 3. Legal Proceedings of our Transition Report on Form 10-K, and on page 45 herein for a description of these matters.) Other than the estimated settlements discussed below, we presently cannot determine the timing or the amounts of any potential liabilities resulting from the ultimate resolutions of these investigations and lawsuits.  However, we will incur significant costs in defending them and their outcomes could have a material adverse effect on our liquidity, financial position and results of operations. Through June 30, 2003, we recorded costs of approximately $74 million in connection with these legal proceedings and investigations, which includes an estimate of $61 million related to the settlement of two of these matters.

Capital expenditures, including $29 million for two new general hospitals under construction in Texas and Tennessee, were $418 million in the six months ended June 30, 2003, compared to $484 million in the corresponding period in 2002. Capital expenditures for the 12 months ended June 30, 2003 were $841 million. We expect the level of capital expenditures in the near-term future to be somewhat lower. Our capital expenditures primarily relate to the development of integrated health care systems in selected geographic areas focusing on core services such as cardiology, orthopedics and neurosurgery, the design and construction of new buildings, expansion and renovation of existing facilities, equipment and systems additions and replacements, introduction of new medical technologies and various other capital improvements.

During the years ended December 31, 2001 and 2002, our board of directors authorized the repurchase of up to 50 million shares of its common stock to offset the dilutive effect of employee stock option exercises and, with respect to the last 20 million shares so authorized, to enable us to take advantage of opportunistic market conditions. On December 11, 2002, the board of directors authorized the use of net cash flows from operating activities after August 31, 2002, less capital expenditures, plus proceeds from asset sales to repurchase up to 30 million shares of the our common stock (which includes 13,763,900 shares that remained under the previous authorizations). Through June 30, 2003, we repurchased a total of 48,734,599 shares for approximately $1.4 billion at an average cost of $29.21 per share.  Due to our expected decline in cash flows from operating activities in excess of capital expenditures and our commitment to maintaining a conservative leverage ratio, we do not intend to repurchase any more shares this year.

Our growth strategy continues to include the prudent development of integrated health care delivery systems, such as acquiring general hospitals and related health care businesses or joining with others to develop integrated health care delivery networks. These endeavors may be financed by net cash provided by operating activities, available credit under the credit agreement, the sale of assets, the sale of additional debt, or other bank borrowings. As of July 31, 2003, our credit agreement was undrawn.  Available credit under the agreement, net of outstanding letters of credit, was approximately $1.3 billion.

Our existing credit agreement and the indentures governing our senior and senior subordinated notes contain affirmative, negative and financial covenants which have, among other requirements, limitations on (1) liens, (2) consolidations, merger or the sale of all or substantially all assets unless no default exists and, in the case of a consolidation or merger, the surviving entity assumes all of our obligations under the credit agreements, and (3) subsidiary debt. The covenants also provide that we may declare and pay a dividend and purchase our common stock so long as no default exists and our leverage ratio is less than 3.0-to-1. The leverage ratio is defined in the credit agreement as the ratio of our consolidated total debt to consolidated operating income plus the sum of depreciation, amortization, impairment and other unusual charges. This leverage ratio was 1.82 at June 30, 2003. The existing credit agreement covenants also require that our leverage ratio not exceed 2.5-to-1, and that we maintain specified levels of net worth ($3.2 billion at June 30, 2003) and a fixed-charge coverage greater than 2.0-to-1. At June 30, 2003, our fixed-charge coverage was 5.0-to-1. We are in compliance with all of our loan covenants.

Our obligations to make future cash payments under contracts (such as debt and lease agreements) and under contingent commitments (such as debt guarantees and standby letters of credit) are summarized in the table below, as of June 30, 2003:

(dollars in millions)	Total	2003	2004	2005	2006	2007	Later Years
Long-term debt	4,096	$19	$5	$25	$553	$404	$3,090
Capital lease obligations	46	4	14	1	1	20	6
Long-term operating leases	712	99	137	105	90	82	199
Standby letters of credit and guarantees	202	133	40	7	7	4	11
Total	$5,056	$255	$196	$138	$651	$510	$3,306

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

•                  Accruals for exit plans.

•                  Accounting for income taxes.

•                  Provisions for doubtful accounts.

•                  Accounting for stock-based compensation.

Our critical accounting policies are more fully described on pages 52 through 54 of our Transition Report on Form 10-K for the seven months ended December 31, 2002.

There were no significant changes to our policies or to the assumptions, estimates and judgments we used to prepare this quarter’s financial statements from those we used in our latest audited financial statements, except for the changes in our method of calculating Medicare outlier revenues and our adoption of the following new accounting standards:

•                  SFAS No. 123, as of January 1, 2003, which affects how we account for stock-based compensation.

•                  SFAS No. 146, as of January 1, 2003, which affects how we account for costs associated with exit or disposal activities.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect,” “will,” “may,” “might,” “should,” “estimate,” “intend,” “appear” and words of similar import, and statements regarding our business strategy and plans, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations.  They involve known and unknown risks, uncertainties and other factors—many of which we are unable to predict or control—that may cause our actual results, performance or achievements, or health care industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, among others, the following:

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

•                  Changes in business strategy or development plans, including our pricing practices.

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

Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements. We disclaim any obligation, and make no promise, to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments, or otherwise

CONTROLS & PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Exchange Act Rule 13a-14(c) and 15d-14(c).  The evaluation was performed under the supervision and with the participation of management, including our acting chief executive officer and chief financial officer. Based upon that evaluation, the acting chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in alerting them in a timely manner to material information related to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. It should be noted that the design of any system of controls is limited in its ability to detect errors, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

During the period covered by this quarterly report, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

Please refer to the section entitled “Legal Proceedings” in our Transition Report on Form 10-K for the seven-month transition period from June 1, 2002 through December 31,2002 for a description of the legal proceedings to which the Company is a party.  In addition, the following significant new legal proceedings or developments in existing legal proceedings have occurred sine the Transition Report on Form 10-K:

In Re Tenet Healthcare Corporation Securities Litigation

In the federal securities litigation disclosed in the Transition Report on Form 10-K, on July 25, 2003 defendants filed their motions to dismiss the Consolidated Amended Complaint. This hearing on these motions is currently scheduled for November 17, 2003. In July 2003, the district court denied a motion by the plaintiff in the Hamner v. Tenet Healthcare Corporation case to remand the case to Los Angeles County Superior Court. Defendants had previously removed the case from Los Angeles County Superior Court to the United States District Court for the Central District of California, where it is pending before the same judge as the other federal securities class actions.

Shareholder Derivative Actions

In the California derivative litigation disclosed in the Transition Report on Form 10-K, the court granted defendants’ motion to stay the California derivative action in favor of the federal derivative action pending in the United States District Court for the Central District of California. The court also denied defendants’ demurrers to the causes of action alleged in the Consolidated Amended Complaint. The Court set a status conference for December 2003.  The plaintiff has filed a motion to reconsider the court’s ruling on the stay.

In the federal derivative litigation disclosed in the Transition Report on Form 10-K, defendants filed their motions to dismiss the Consolidated Amended Complaint on July 25, 2003. These motions are currently scheduled to be heard on November 17, 2003.

Redding Investigation

In the Redding investigation disclosed in the Transition Report on Form 10-K, on August 4, 2003, Tenet, Tenet HealthSystem Hospitals, Inc. and Redding Medical Center Inc. reached a settlement with the United States and the State of California in the amount of $54 million. This settlement resolves all civil and monetary administrative claims that the United States may have had under the False Claims Act, the Civil Monetary Penalties Law, The Program Fraud Civil Remedies Act and/or common law theories of payment by mistake, unjust enrichment, breach of contract and fraud arising out of the performance of,  and billings for, alleged medically unnecessary cardiac procedures at Redding Medical Center from January 1, 1997 through December 31, 2002.  In addition, the settlement resolves all civil and monetary administrative claims the State of California may have had under California Government Code Section 12650-54 and/or common law theories of payment by mistake, unjust enrichment, breach of contract and fraud arising out of this same alleged conduct. The Company has been informed by the U. S. Attorney’s Office for the Eastern District of California that it will not initiate any criminal charges against Redding Medical Center, Inc., Tenet HealthSystem Hospitals Inc. or Tenet for the conduct covered by the settlement. The Office of Inspector General in the Department of Health and Human Services agreed to the settlement, but reserved the right to persue possible administrative action later, if it chooses to do so.

Redding Civil Litigation

In the Redding civil cases disclosed in the Transition Report on Form 10-K, the plaintiff in Barber v. Chae Moon, et al. Case No. 147329, California Superior Court, Shasta County, dismissed his complaint with prejudice.  In addition, the court granted defendants’ demurrers to the amended complaints filed by plaintiffs in actions (2) – (8) listed in the Transition Report on Form 10-K.  The court granted plaintiffs leave to amend their complaints again and defendants anticipate those amended complaints will be filed in August 2003.  In another action, Baker v. Chae Moon, et al., No 148326, California Superior Court, Shasta County, defendants have filed demurrers to the complaint, which are set to be heard on November 17, 2003.  Demurrers in two other actions, Iman v. Moon, et al., No 148551, and Betsey v. Tenet Healthcare Corporation, et

al., No. 149136, both also pending in Shasta County, are also set for hearing on November 17, 2003.  In the California Foundation for Independent Living Centers case (action (9) listed in the Transition Report on Form 10-K), the court in Shasta County has stayed the action.  These are the only Redding civil cases in which the Company has been served to date, although as previously disclosed additional actions have been filed and the Company has received numerous notices of intent to sue and anticipates that additional actions with similar allegations will be filed and served on the Company.

Pharmaceutical Pricing Litigation

In the Pharmaceutical Pricing Litigation disclosed in the Form 10-K, a third class action was filed in Louisiana, entitled Miranda v. Tenet Healthcare Corporation, No 03-6893, Civil District Court, Orleans Parish. In all three Louisiana cases, defendants have filed exceptions seeking to have the complaints dismissed, which exceptions are currently pending.

In addition, a similar class action was filed on June 19, 2003 in South Carolina, entitled Cromer v. Tenet Healthcare Corporation, No 03-CP-46-1688, Court of Common Pleas, Sixth Judicial Circuit, York County, South Carolina. The amended complaint alleges that the charges at Piedmont Medical Center in York County, South Carolina are excessive and in breach of a contract between the hospital and York County to limit charges at the hospital. In addition to this breach of contract claim, plaintiff also has alleged claims for injunctive relief and unjust enrichment.

United States Ex Rel. Barbera v. Amisub (North Ridge Hospital), Inc.

In the Barbera case disclosed in the Transition Report on Form 10-K, the district court continued the trial date to December 1, 2003.

Franklin Fund Litigation

In the Franklin Fund litigation disclosed in the Transition Report on Form 10-K, the parties in the Franklin California Tax Free Income Fund v. OrNda Hospital Corporation case have recently reached an agreement to settle the case for an undisclosed amount. The parties in the Vista Hospital Systems, Inc. v. OrNda Hospital Corporation case entered dismissals of their respective complaint and cross-complaint and exchanged mutual releases.

Alvarado Investigation

In connection with the Alvarado investigation disclosed in the Transition Report on Form 10-K, on July 17, 2003 a federal grand jury in San Diego, returned an indictment accusing Alvarado Hospital Medical Center, Inc. and Tenet HealthSystem Hospitals Inc. of illegal use of physician relocation agreements.  Tenet HealthSystem Hospitals Inc. is the legal entity that was doing business as Alvarado Hospital Medical Center during some of the period covered by the indictment.  The Chief Executive Officer of Alvarado Hospital Medical Center previously had been indicted on June 5, 2003.

Outlier Audit

In the outlier audit disclosed in the Transition Report on Form 10-K, the Office of Audit Services of the U.S. Department of Health & Human Services informed the Company on July 8, 2003 that its findings with respect to its audit of outlier billing practices at certain Tenet hospitals have been referred to the Department of Justice and that its future audit work will be conducted at the direction of the Department of Justice.  As previously disclosed, the United States Attorney’s Office for the Central District of California is conducting a civil and criminal investigation concerning the Company’s receipt of Medicare outlier payments.

SEC Investigation

On July 18, 2003, the Securities and Exchange Commission issued a subpoena to the Company seeking documents since May 31, 1997 related to Medicare outlier payments, stop-loss and increases in gross charges, as well as the Company’s financial and other disclosures.  The SEC indicated it is conducting a formal investigation of the Company.  In November 2002, the Company disclosed that the SEC had initiated an informal inquiry into the Company.

Southern California Physician Relationships

On July 15, 2003, the Company and several of its subsidiaries received administrative subpoenas from the U.S. Attorney’s Office for the Central District of California seeking documents since 1997 related to physician relocation agreements at seven Southern California hospitals owned by the Company’s subsidiaries, as well as summary information about physician relocation agreements related to all of its hospital subsidiaries.  Specifically, the subpoenas, issued in connection with a criminal investigation, seek information from the Company, three intermediary corporate subsidiaries and subsidiaries that own seven of its Southern California hospitals:

Centinela Hospital Medical Center in Inglewood, Daniel Freeman Memorial Hospital in Inglewood, Daniel Freeman Marina Hospital in Marina del Rey, John F. Kennedy Memorial Hospital in Indio, Brotman Medical Center in Culver City, Encino-Tarzana Regional Medical Center in Los Angeles, and Century City Hospital in Los Angeles.  We are cooperating with the government regarding this investigation.  Physician arrangements at three of these hospitals, Century City Hospital, Brotman Medical Center and Encino-Tarzana Regional Medical Center, currently also are the subject of an ongoing civil investigation by the Department of Justice.

Florida Medicaid Subpoena

On June 6, 2003, the Florida Medicaid Fraud Control Unit (“FMFCU”) issued an investigative subpoena to the Company seeking employee personnel records and contracts with physicians, therapists and management companies, including loan agreements and purchase and sale agreements, from 1992 to the present related to the Florida hospitals owned by Tenet subsidiaries. The subpoena seeks records related to the Florida hospitals owned by the Company’s subsidiaries and affiliates.  We are cooperating with the FMFCU’s investigation.

Tenet Healthcare Corporation v. M. Lee Pearce and The Tenet Shareholder Committee, LLC, and related counterclaim, Case No. CV. 03-2552 RSWL, United States District Court, Central District of California

On April 10, 2003 Tenet filed a complaint against M. Lee Pearce, M.D. and the Tenet Shareholder Committee, LLC (“TSC”) under the federal proxy laws seeking injunctive relief in connection with the Company’s 2003 Annual Meeting of Shareholders.  On May 12, 2003, Dr. Pearce and TSC filed an answer and counterclaim against the Company, alleging violations of the federal proxy laws and also seeking injunctive relief.  On June 16, 2003, Dr. Pearce and TSC filed an amended answer and first amended counterclaim adding a claim for breach of fiduciary duty against the Company, Jeffrey Barbakow and Christi Sulzbach, again seeking exclusively injunctive relief.  On June 30, 2003, Tenet filed a Motion to Dismiss the first amended counterclaims and its original complaint, without prejudice.  The Motion currently is set for hearing on October 20, 2003.

The People of the State of California v. JFK Memorial Hospital, Inc. and Tenet HealthSystem Desert, Inc., Case No. RIC 396319, California Superior Court, Riverside County

In July 2003, Tenet HealthSystem Desert, Inc. and John F. Kennedy Memorial Hospital, Inc., subsidiaries of the company, entered into a civil settlement with the Riverside County District Attorney arising out of alleged violations of California’s Medical Waste Management Act. In connection with the settlement, Tenet HealthSystem Desert, Inc. and John F. Kennedy Memorial Hospital, Inc. paid a civil penalty of $140,000, plus approximately $60,000 in additional costs related to the investigation.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on July 23, 2003.  Our shareholders voted in favor of a proposal to amend and restate our Articles of Incorporation to provide for the declassification of the board of directors and certain amendments.  The shareholders also elected all of the board’s nominees for director and also ratified the selection of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2003.  The shareholders voted against a shareholder proposal concerning an increased standard of independence for our directors, described in our 2003 Proxy Statement.

(1)                                  Proposal to amend and restate the Articles of Incorporation to provide for the declassification of the board of directors:

For	409,683,261
Against	7,532,877
Abstain	6,682,314

(2)                                  Election of Directors:

	For	Withheld
Lawrence Biondi S.J.	390,974,294	32,924,158
Van B. Honeycutt	393,077,036	30,821,416
Edward A. Kangas	409,678,424	14,220,028

(3)                                  Ratification of selection of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2003:

For	398,371,242
Against	18,866,507
Abstain	6,660,703

(4)                                  Shareholder proposal concerning an increased standard of independence for our directors, described in our 2003 Proxy Statement:

For	71,530,508
Against	272,154,230
Abstain	8,866,416

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

(3)                                  Articles of Incorporation and Bylaws

(a)                                  Amended and Restated Articles of Incorporation of Registrant, as amended and restated July 23, 2003.

(b)                                 Amended and Restated Bylaws of Registrant, as amended and restated May 9, 2003.

(31)                            Section 302 Certifications

(a)                                  Certification of Trevor Fetter, Acting Chief Executive Officer

(b)                                 Certification of Stephen D. Farber, Chief Financial Officer

(32)                            Section 906 Certifications

(a)                                  Certification of Trevor Fetter, Acting Chief Executive Officer

(b)                                 Certification of Stephen D. Farber, Chief Financial Officer

(b)                                 Reports on Form 8-K

(1)   Current Report on Form 8-K, filed with the SEC on April 23, 2003 (reporting under Item 9).

(2)   Current Report on Form 8-K, filed with the SEC on May 7, 2003 (reporting under Item 5).

(3)   Current Report on Form 8-K, filed with the SEC on May 14, 2003 (includes financial statements) (reporting under Item 9).

(4)          Current Report on Form 8-K, filed with the SEC on May 27, 2003 (reporting under Item 5).

(5)          Current Report on Form 8-K, filed with the SEC on June 2, 2003 (reporting under Item 5).

(6)          Current Report on Form 8-K, filed with the SEC on June 6, 2003 (reporting under Item 5).

(7)          Current Report on Form 8-K, filed with the SEC on June 23, 2003 (reporting under Item 9).

(8)          Current Report on Form 8-K filed with the SEC on July 16, 2003 (reporting under Item 9).

(9)          Current Report on Form 8-K filed with the SEC on July 18, 2003 (reporting under Item 9).

(10) Current Report on Form 8-K, filed with the SEC on August 7, 2003 (reporting under Item 9).

(11) Current Report on Form 8-K, filed with the SEC on August 7, 2003 (reporting under Item 12).

Note:  Items 2, 3, and 5 of Part II are omitted because they are not applicable.

PART II.  OTHER INFORMATION

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2003	TENET HEALTHCARE CORPORATION
(Registrant)

/s/ STEPHEN D. FARBER
Stephen D. Farber
Chief Financial Officer
(Principal Financial Officer)

/s/ RAYMOND L. MATHIASEN
Raymond L. Mathiasen
Executive Vice President,
Chief Accounting Officer
(Principal Accounting Officer)