Form 10-Q
period 2003-09-30
TENET HEALTHCARE CORP
filed 2003-11-10
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒       Quarterly report pursuant to section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarterly period ended

September 30, 2003.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days:  Yes   ☒    No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):  Yes   ☒    No   ☐

As of October 31, 2003 there were 464,782,069 shares of $0.05 par value common stock outstanding.

Note:  Items 2, 3, and 5 of Part II are omitted because they are not applicable.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	December 31, 2002	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$210	$219
Investments in debt securities	85	103
Accounts receivable, less allowance for doubtful accounts ($350 at December 31 and $500 at September 30)	2,590	2,465
Inventories of supplies, at cost	241	224
Deferred income taxes	245	361
Assets held for sale	34	476
Other current assets	387	375

Total current assets	3,792	4,223
Investments and other assets	185	299
Property and equipment, at cost less accumulated depreciation and amortization	6,359	5,914
Goodwill	3,260	2,885
Other intangible assets, at cost, less accumulated amortization ($110 at December 31 and $110 at September 30)	184	156

	$13,780	$13,477
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$47	$23
Accounts payable	898	870
Accrued compensation and benefits	555	480
Income taxes payable	213	1
Accrued litigation settlement costs	—	253
Other current liabilities	668	746

Total current liabilities	2,381	2,373
Long-term debt, net of current portion	3,872	4,032
Other long-term liabilities and minority interests	1,279	1,548
Deferred income taxes	424	252
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 515,633,555 shares issued at December 31 and 518,107,018 shares issued at September 30; and additional paid-in capital	3,939	4,112
Accumulated other comprehensive loss	(15)	(11)
Retained earnings	3,185	2,662
Less common stock in treasury, at cost, 41,895,162 shares at December 31 and 54,227,639 shares at September 30	(1,285)	(1,491)
Total shareholders’ equity	5,824	5,272

	$13,780	$13,477

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months and Nine Months ended September 30, 2002 and 2003

Dollars in Millions, Except Per-Share

	Three Months		Nine Months
	2002	2003	2002	2003
Net operating revenues	$3,521	$3,297	$10,326	$10,128
Operating expenses:
Salaries and benefits	1,376	1,420	4,068	4,356
Supplies	501	521	1,465	1,573
Provision for doubtful accounts	260	522	704	1,084
Other operating expenses	679	754	2,018	2,229
Depreciation	113	107	335	332
Goodwill amortization	—	—	40	—
Other amortization	7	5	22	19
Impairment of goodwill and long-lived assets	—	1	—	386
Restructuring charges	—	8	—	94
Costs of litigation and investigations	—	253	—	327
Loss from early extinguishment of debt	3	—	105	—
Operating income (loss)	582	(294)	1,569	(272)
Interest expense	(62)	(74)	(203)	(220)
Investment earnings	7	3	23	13
Minority interests	(11)	(6)	(30)	(23)
Gain on sale of subsidiary common stock	—	—	—	9
Impairment of investment securities	—	—	—	(5)
Income (loss) from continuing operations before income taxes	516	(371)	1,359	(498)
Income tax (expense) benefit	(205)	136	(561)	149
Income (loss) from continuing operations	311	(235)	798	(349)
Discontinued operations:
Income (loss) from operations of asset group	26	(12)	81	11
Impairment charges		(99)	—	(164)
Income tax (expense) benefit	(9)	38	(31)	(21)
Income (loss) from discontinued operations	17	(73)	50	(174)

Net income (loss)	$328	$(308)	$848	$(523)

Earnings (loss) per common share and common equivalent share:
Basic
Continuing operations	$0.64	$(0.50)	$1.62	$(0.75)
Discontinued operations	0.03	(0.16)	0.10	(0.37)
	$0.67	$(0.66)	$1.72	$(1.12)
Diluted
Continuing operations	$0.63	$(0.50)	$1.59	$(0.75)
Discontinued operations	0.03	(0.16)	0.10	(0.37)
	$0.66	$(0.66)	$1.69	$(1.12)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	488,106	463,629	489,574	466,391
Diluted	499,412	463,629	501,423	466,391

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months ended September 30, 2002 and 2003

Dollars in Millions

	2002	2003
Net income (loss)	$848	$(523)
Adjustments to reconcile net income (loss) to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization	425	357
Provision for doubtful accounts	771	1,168
Deferred income taxes	88	(268)
Stock-based compensation charges	108	108
Income tax benefit related to stock option exercises	124	—
Loss from early extinguishment of debt	105	—
Impairment and restructuring charges	—	485
Discontinued operations impairment charge	—	164
Other items, including, in 2003, settlements of litigation and investigations	(4)	(66)
Increases (decreases) in cash from changes in operating assets and liabilities:
Accounts receivable	(901)	(1,046)
Inventories and other current assets	(2)	(1)
Income taxes payable	112	(259)
Accounts payable, accrued expenses and other current liabilities	291	380
Other long-term liabilities	13	221
Net cash provided by operating activities	$1,978	$720
Cash flows from investing activities:
Purchases of property and equipment	(675)	(563)
Investment in hospital authority bonds	—	(107)
Other items	43	38
Net cash used in investing activities	(632)	(632)
Cash flows from financing activities:
Proceeds from borrowings	3,257	49
Sale of new senior notes	—	986
Repurchases of senior, senior subordinated and exchangeable subordinated notes	(1,293)	—
Payments of borrowings	(2,939)	(909)
Repurchases of common stock	(588)	(208)
Proceeds from exercise of stock options	198	3
Other items	(3)	—
Net cash used in financing activities	(1,368)	(79)
Net increase (decrease) in cash and cash equivalents	(22)	9
Cash and cash equivalents at beginning of period	62	210
Cash and cash equivalents at end of period	$40	$219

Supplemental disclosures:
Interest paid	$160	$151
Income taxes paid, net of refunds received	270	334

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1                  PRESENTATION

This quarterly report for Tenet Healthcare Corporation (together with its subsidiaries referred to as “Tenet,” the “Company,” “we” or “us”) supplements our Transition Report on Form 10-K for the seven months ended December 31, 2002 that we filed on May 15, 2003. As permitted by the Securities and Exchange Commission (“SEC”) for interim reporting, we have omitted certain footnotes and disclosures that substantially duplicate those in our Transition Report on Form 10-K. For further information, refer to the audited consolidated financial statements and footnotes included in our Transition Report on Form 10-K for the seven months ended December 31, 2002.

Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for a full fiscal year. Reasons for this include overall revenue and cost trends, particularly recent trends in patient accounts receivable collectibility and associated increases in provisions for doubtful accounts; the timing and magnitude of price changes; fluctuations in revenue allowances; changes in Medicare regulations; the timing and magnitude of negotiations with managed-care companies; increases in malpractice expense, impairment and restructuring charges, and litigation and investigation costs; acquisitions and disposals of facilities and other assets; quarterly tax rates; the timing and amounts of stock option grants to employees, directors and others; and changes in occupancy levels and patient volumes. Factors that affect patient volumes include seasonal cycles of illness, climate and weather conditions, vacation patterns of hospital patients and their physicians, the increase in the number of uninsured patients, and other factors related to the timing of elective hospital procedures. These considerations apply to year-to-year comparisons as well.

Certain prior-period balances in the accompanying consolidated balance sheet as of December 31, 2002 have been restated to reflect a change in accounting for stock-based compensation, which was adopted during the quarter ended March 31, 2003, and are in accordance with the accounting standards authorizing the change.

Although the consolidated financial statements within this document are unaudited, all of the adjustments considered necessary for fair presentation have been included.  Unusual adjustments are discussed in the following notes.

NOTE 2                  PROVISION FOR DOUBTFUL ACCOUNTS

During the quarter ended September 30, 2003, we recorded additional provisions for doubtful accounts in the amount of $212 million, of which $200 million is for continuing operations and $12 million is for discontinued operations to write down our patient accounts receivable to their estimated net realizable value. The significant increase in the provision for doubtful accounts resulted primarily from an adverse change in our business mix as admissions of uninsured patients grew at an escalating rate. We believe these new trends are due to a combination of broad economic factors, including higher unemployment rates, increasing numbers of patients who are uninsured, and the increasing burden of co-payments to be made by patients instead of insurers. Additionally, many of these patients are being admitted through the emergency department and often require more costly care, resulting in higher billings.

The additional charge consisted of two components: (1) the effect of accelerating the write-down of self-pay accounts, and (2) the effect of re-evaluating the historical collection patterns for self-pay and managed-care accounts receivable in light of recent trends. Our practice is to write down all self-pay accounts receivable, including accounts receivable related to the co-payments and deductibles due from patients with insurance, to their estimated net realizable value as they age over the course of 120 days, at which time any uncollected balances are assigned to our in-house collection agency. During that 120-day period, we had previously employed a methodology that utilized graduated write-downs that escalated toward the end of the period. Given the speed and severity of the new trends in self-pay account collection, we are changing to a straight-line write-down methodology.

Historically, our in-house collection agency has collected approximately 17 cents of each dollar of self-pay accounts assigned to it. Collections on these types of accounts now are being collected at a rate of approximately 12 cents on the dollar. Accordingly, we have changed our accounts receivable evaluation process to give more weight to the latest 12 months of collection experience.

Approximately 20% of the additional $212 million charge in the third quarter relates to changes in the collectibility of managed-care accounts receivables. We continue to experience significant payment pressure from managed-care companies (which pressure has been exacerbated by recent disputes with certain managed-care companies, primarily in California) concerning substantial amounts of past billings. We are aggressively pursuing collection of these accounts receivable using all means at our disposal, including arbitration and litigation, but we may not be successful.

NOTE 3                  DISCONTINUED OPERATIONS

In March 2003, we announced a plan to dispose of or consolidate 14 general hospitals that no longer fit our core operating strategy of building and maintaining competitive networks of hospitals that provide quality patient care in major markets. In connection with this action, we have:

•                  Classified the results of operations of this asset group as discontinued operations in the accompanying consolidated statements of operations.

•                  Classified the assets to be disposed of, primarily $462 million in property and equipment and goodwill, as held for sale in the accompanying consolidated balance sheet as of September 30, 2003 at the lower of either their carrying amounts or their fair values, less costs to sell. Accounts receivable of the asset group, less the related allowance for doubtful accounts, are included in our consolidated accounts receivable in the accompanying consolidated balance sheets because we do not intend to sell these receivables. At September 30, 2003, these accounts receivable aggregated $153 million.

•                  Recorded impairment charges in the amount of $65 million in the six months ended June 2003 and an additional $99 million in September 2003 primarily for the write-down of long-lived assets and goodwill allocated to these hospitals using the relative fair-value method to arrive at estimated fair values, less costs to sell, at these facilities.

In August and September 2003, we announced that we had entered into definitive agreements or contracts with four parties for the sale of 11 of the 14 hospitals. In October 2003, we completed the sale of six of these hospitals. Gross proceeds from the sale of these six hospitals, including working capital, were approximately $565 million. Announced transactions for the remaining five hospitals, whose gross proceeds, including working capital, are expected to be approximately $187 million, are expected to close on or before December 31, 2003. We expect to record a gain in the range of $260 million to $280 million in the quarter ending December 31, 2003 on the sale of the six hospitals sold in October. Additionally, we ceased operations at one of the hospitals when its long-term lease expired in August 2003, and we closed one hospital in September 2003. Negotiations for the sale of the remaining hospital are ongoing. Net proceeds from these completed and pending transactions are expected to be approximately $630 million after taxes and transaction costs.

We now intend to use the proceeds from the divestitures for general corporate purposes. These 14 hospitals reported net operating revenues of $923 million for the 12-month period ended September 30, 2003. The pretax loss from operations of the asset group, including asset impairment charges of $244 million, was $208 million for the same period. The amounts of net operating revenue and income (or loss) before taxes, including asset impairment charges of $164 million in 2003, reported in discontinued operations for the nine-month periods ended September 30, 2002 and 2003 are shown below:

	2002	2003
	(in millions)
Net operating revenues	$704	$674
Pretax income (loss) from operations	81	(153)

In November 2003, we determined not to renew our leases on two additional hospitals and expect to cease operations at these hospitals by the end of October and December 2004, respectively. These two hospitals reported net operating revenues of $105 million in each of the nine-month periods ended September 30, 2002 and 2003, pretax income from operations of $10 million for the nine months ended September 30, 2002 and pretax loss from operations of $7 million for the nine months ended September 30, 2003, including asset impairment charges of $8 million.

NOTE 4                  IMPAIRMENT OF LONG-LIVED ASSETS AND RESTRUCTURING CHARGES

During the quarters ended March 31, 2003 and June 30, 2003, we recorded restructuring charges of $9 million and $77 million, respectively. The combined charges consisted of $54 million in employee severance, benefits and relocation costs, $31 million in noncash stock-option-modification costs related to terminated employees, and $7 million in contract terminations and consulting costs (less a $6 million reduction in reserves for restructuring charges recorded in prior periods). These costs were all incurred in connection with our previously announced plans to reduce our operating expenses.

During the quarter ended June 30, 2003, following the completion of our annual facility-by-facility budget review process, we recorded impairment charges in the amount of $198 million, primarily at seven hospitals, for the write-down of long-lived assets to their estimated fair values. We recognized the impairment of these long-lived assets because our estimates of future cash flows from these assets indicated that the carrying amount of the assets or groups of assets might not be fully recoverable from estimated future cash flows. Our estimates were based on assumptions and projections that we believe to be reasonable and supportable. The fair-value estimates of our long-lived assets were derived from independent appraisals, established market values of comparable assets, or calculations of estimated future net cash flows.

During the quarter ended September 30, 2003, we recorded additional impairment and restructuring charges in the net amount of $9 million. These charges consist of a $7 million loss on a long-term office building lease, $5 million in noncash stock-option-modification costs related to terminated employees, $3 million in employee severance, benefits and relocation costs, $2 million in other exit costs, and $1 million in long-lived asset impairment charges at a closed ambulatory care center, less $9 million in reductions of reserves for restructuring and impairment charges recorded in prior periods. We expect to incur additional impairment and restructuring charges as we move forward with our operating expense reduction plans.

The following table provides a reconciliation of the beginning and ending liability balances in connection with restructuring charges related to continuing operations recorded during the nine-month period ended September 30, 2003:

Reserves related to:	Balances at December 31, 2002	Net Charges	Cash Payments	Other Items	Balances at September 30, 2003
	(in millions)
Lease cancellations and estimated costs to sell or close hospitals and other facilities	$43	$3	$(10)	$6	$42
Severance costs in connection with the implementation of hospital cost-control programs, general overhead-reduction plans, realignment of senior executive management team, and termination of physician contracts	9	91	(24)	(48)	28
Accruals for unfavorable lease commitments at six medical office buildings	7	—	(2)	—	5
Buyout of physician contracts	4	—	(3)	—	1
Total	$63	$94	$(39)	$(42)	$76

The above liability balances are included in other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets. Cash payments to be applied against these accruals are expected to approximate $14 million during the remainder of 2003 and $62 million thereafter. The $48 million reclassification in the table above relates primarily to noncash stock-based compensation and other employee benefits for terminated employees.

NOTE 5                  CLAIMS AND LAWSUITS

The Company and its subsidiaries are subject to a large number of claims and lawsuits. They also are the subject of federal and state agencies’ heightened and coordinated civil and criminal enforcement efforts, and have received subpoenas and other requests for information relating to a variety of subjects. In the present environment, the Company expects that these enforcement activities will take on additional importance, that government enforcement activities will intensify, and that additional matters concerning the Company and/or its subsidiaries may arise. The Company expects similar and new claims and lawsuits to be brought against it from time to time.

The results of these claims and lawsuits cannot be predicted, and the ultimate resolution of these claims and lawsuits, individually or in the aggregate, may have a material adverse effect on the Company’s business, financial position, or results of operations. The Company also incurs substantial expenses, and management spends substantial time, on these matters.

The legal proceedings and investigations that are not in the normal course of business are principally related to the following subject matters:

1.               Physician Relationships - The Company and certain of its subsidiaries are under scrutiny with respect to the relationships between its hospitals and physicians. The Company believes that all aspects of its relationships with physicians potentially are under review. Proceedings in this area may be criminal, civil or both. One indication of the level of scrutiny the Company is under in this area is that a federal grand jury in San Diego, California on July 17, 2003 returned an indictment accusing Alvarado Hospital Medical Center, Inc. and Tenet HealthSystem Hospitals, Inc. (both being Tenet subsidiaries) of illegal use of physician relocation agreements. Tenet HealthSystem Hospitals, Inc. is the legal entity that was doing business as Alvarado Hospital Medical Center during some of the period of time covered by the indictment. Relocation agreements with physicians also are the subject of a criminal investigation by the United States Attorney’s Office in Los Angeles, California, which recently served on the Company and several of its subsidiaries administrative subpoenas seeking documents related to physician relocation agreements at certain Southern California hospitals owned by Tenet subsidiaries, as well as summary information about physician relocation agreements related to all of Tenet’s hospital subsidiaries. Physician relationships at several Southern California hospitals also are the subject of ongoing federal investigations, and the Company also is voluntarily cooperating with the government regarding investigations into other matters, including coronary procedures and billing practices at three hospitals in Southern California. In addition, federal government agencies are conducting an investigation relating to agreements with the Women’s Cancer Center, a physician’s group practicing in the field of gynecologic oncology, and certain physicians affiliated with that group. An administrative subpoena for documents from the Company and several of its hospital subsidiaries relating to that investigation was issued in April 2003. Further, on June 6, 2003 the Florida Medicaid Fraud Control Unit issued an investigative subpoena to the Company seeking the production of employee personnel records and contracts with physicians, physician assistants, therapists and management companies from the Florida hospitals owned by the Company’s subsidiaries. Since such date, those subsidiaries have received additional requests for information from that unit. Finally, the Company continues to litigate a qui tam lawsuit under the False Claims Act filed by a former employee in 1997 after his employment with one of the

Company’s subsidiaries was terminated. The action principally alleges that certain physician employment contracts were, in essence, illegal kickbacks designed to induce referrals to one of Tenet’s subsidiary hospitals in Ft. Lauderdale, Florida. The federal government has partially intervened in the case and additionally contends that certain of the hospital’s Medicare cost reports improperly included non-reimbursable costs related solely to certain physicians’ private practices and also has brought various common law claims based on the same allegations.

2.               Pricing - The Company and certain of its subsidiaries are subject to investigations and lawsuits arising out of the charging strategies implemented at facilities owned by the Company’s subsidiaries. In that regard, federal government agencies are investigating whether outlier payments made to certain hospitals owned by the Company’s subsidiaries were paid in accordance with Medicare laws and regulations. In addition, plaintiffs in California, Tennessee, Louisiana, Florida and South Carolina have brought class action lawsuits against the Company and certain of its subsidiaries in courts in those states alleging that they paid unlawful or unfair prices for prescription drugs or medical products or procedures at hospitals or other medical facilities owned by the Company’s subsidiaries. While the specific allegations vary from case to case, the plaintiffs generally allege that the Company and its hospital subsidiaries have engaged in an unlawful scheme to inflate charges for medical services and procedures, pharmaceutical supplies and other products, and prescription drugs.

The Company and its subsidiaries are also engaged in disputes with a number of managed-care insurance companies concerning charges at facilities owned by the Company’s subsidiaries and the impact of those charges on stop-loss and other payments. These disputes involve substantial accounts receivable owed to our subsidiaries’ facilities as well as claims by the insurance companies for alleged overcharges, and the disputes are in various stages, from negotiation to arbitration.

3.               Securities and Shareholder Matters - Since November 2002, a number of class action lawsuits were filed against Tenet and certain of its officers and directors alleging violations of the federal securities laws. These actions have been consolidated in federal court in Los Angeles, California. In addition, a number of shareholder derivative actions have been filed against members of the board of directors and senior management of the Company by shareholders. These actions purport to allege various causes of action on behalf of the Company and for its benefit, including breach of fiduciary duty, insider trading and other causes of action. The shareholder derivative actions are pending in federal court in Los Angeles, California, and in state court in Santa Barbara, California. In addition, the Securities and Exchange Commission recently indicated that it is conducting a formal investigation of the Company. The SEC issued a subpoena to the Company seeking documents since May 31, 1997 related to Medicare outlier payments, stop-loss payments under managed care contracts and increases in gross charges, as well as the Company’s financial and other disclosures and trading in the Company’s securities by current and former directors and officers. The Company also faces a suit by a former employee alleging breach of fiduciary duty to holders of stock in the Company’s Employee Stock Purchase Plan. Finally, the Company is involved in litigation with M. Lee Pearce, M.D., a shareholder, and the Tenet Shareholder Committee, LLC. This litigation, pending in federal court in Los Angeles, California, involves cross-allegations of proxy rules violations in connection with the Company’s 2003 Annual Meeting of Shareholders.

4.               Redding Medical Center - Federal government agencies have been investigating whether two physicians who had privileges at Redding Medical Center performed unnecessary invasive cardiac procedures at the hospital. On August 4, 2003, Tenet and certain of its subsidiaries reached a settlement in the amount of $54 million with the United States and the State of California relating to all civil and monetary administrative claims arising out of the performance of, and billing for, alleged unnecessary cardiac procedures at Redding Medical Center from January 1, 1997 to December 31, 2002. The Company has been informed by the U.S. Attorney’s Office for the Eastern District of California that it will not initiate any criminal charges against Redding Medical Center, Inc., Tenet HealthSystem Hospitals, Inc., or Tenet, for the conduct covered by the settlement. The Office of Inspector General (“OIG”) in the Department of Health and Human Services agreed to the settlement, but reserved the right to pursue possible administrative action later. On September 3, 2003, the OIG informed Tenet of its intention to begin administrative proceedings to exclude Redding Medical Center from participation in Medicare and other federal health care programs. In addition, the Company and Redding Medical Center are experiencing a greater than normal level of civil litigation with respect to the two physicians. In that regard, the Company and certain of its subsidiaries are defendants in over 50 lawsuits filed and served on behalf of patients and other parties making various claims, including fraud, conspiracy to commit fraud, unfair and deceptive business practices, intentional infliction of emotional distress, wrongful death, elder abuse, battery and negligence. While the specific allegations vary from case to case, the complaints generally allege that the physician defendants knowingly performed unnecessary coronary procedures on patients and that the Company and the subsidiary that owns Redding Medical Center knew or should have known that such unnecessary procedures were being performed. The complaints seek injunctive relief, restitution, disgorgement and compensatory and punitive damages.

5.               Medicare Coding - The Medicare coding practices at hospitals owned by subsidiaries also are under increased scrutiny. The federal government in January 2003 filed a civil lawsuit against the Company and certain of its subsidiaries relating to hospital billings to Medicare for inpatient stays reimbursed pursuant to four particular diagnosis-related groups (“DRG”). The government in this lawsuit has alleged violations of the False Claims Act and various common law claims. Separately, federal government agencies are investigating certain hospital billings to Medicare for inpatient stays reimbursed under the DRG system during the period from January 1, 1992, to June 30, 2000. The investigation is focusing on the coding of the patients’ post-discharge status. The investigation stemmed from the federal government’s nationwide transfer-discharge initiative.

6.               Other Matters - In October 2003, a California appellate court awarded a judgment in the amount of approximately $253 million against the Company in connection with an employment contract dispute with a co-founder of the Company. The Company will seek to have the decision reviewed, although there is no assurance that review will be granted or that any relief will be granted upon review. In addition, the Company also is subject to an investigation by the Finance Committee of the United States Senate concerning Redding Medical Center, Medicare outlier payments, patient care, and other matters. On November 3, 2003, the California Department of Health Services announced that it had completed its audit of Redding Medical Center and intends to expand its audits to all California hospitals owned by the Company’s subsidiaries and refer the findings to other state and federal agencies.

The Company presently cannot determine the ultimate resolution of these investigations and lawsuits. If a loss can be reasonably estimated and is probable, the Company accrues an estimated liability in its consolidated financial statements. The Company’s financial statements do not reflect all potential liabilities that may ultimately arise from these matters, which individually or in the aggregate could be material. If and when recognized, the effect of such liabilities could have a material adverse effect on the Company’s liquidity, financial position and results of operations.

For the nine months ended September 30, 2003, we identified and recorded costs of $327 million in connection with the above significant legal proceedings and investigations, which includes an additional charge of $244 million for an award of contract damages to the former executive (discussed above) and $61 million primarily related to the settlement of the Redding Medical Center matter (discussed above). The additional charge increased our previously recorded liability for the award to the former executive to $253 million.

NOTE 6                  LONG-TERM DEBT

The table below shows our long-term debt as of December 31, 2002 and September 30, 2003:

	December 31, 2002	September 30, 2003
	(in millions)
Loans payable to banks, unsecured	$830	$—
Senior Notes:
5 3/8%, due 2006	550	550
5%, due 2007	400	400
6 3/8%, due 2011	1,000	1,000
6 1/2%, due 2012	600	600
7 3/8%, due 2013	—	1,000
6 7/8%, due 2031	450	450
Other senior and senior subordinated notes	46	40
Notes payable and capital lease obligations, secured by property and equipment, payable in installments to 2013	97	74
Other promissory notes, primarily unsecured	14	32
Unamortized note discounts	(68)	(91)
Total long-term debt	3,919	4,055
Less current portion	(47)	(23)

Long-term debt, net of current portion	$3,872	$4,032

CREDIT AGREEMENT

At September 30, 2003, there were no outstanding borrowings under our 5-year revolving credit agreement that expires March 1, 2006. At September 30, 2003, outstanding letters of credit under the credit agreement totaled $152 million; accordingly, $1.3 billion was available for funded borrowings. Our leverage covenant ratio (calculated at that time as the ratio of consolidated total debt to operating income plus the sum of depreciation, amortization, impairment, other unusual charges, stock-based compensation expense, earnings or loss from discontinued operations, and losses from early extinguishment of debt) was 2.56-to-1, slightly over the 2.50-to-1 ratio then permitted under the credit agreement.

On October 27, 2003, we announced that we had reached an accord with our lenders to amend the credit agreement effective as of September 30, 2003. Under the terms of the amended credit agreement, the maximum permitted leverage ratio was increased from 2.50-to-1 to 3.50-to-1 and the aggregate loan commitments available to us, including funded loans and letters of credit, was decreased from $1.5 billion to $1.2 billion with a limit of $1 billion for cash draws under the credit agreement. In addition, the definitions of the leverage ratio and consolidated total debt were amended to take into consideration recent operating trends of the Company. Such amendments to these definitions include the following:

•                  The definition of consolidated total debt was amended to subtract unrestricted cash in excess of outstanding revolving loans under the agreement, referred to as “net debt.”

•                  The definition of the leverage ratio denominator was amended to exclude the effect of the $212 million aggregate charge to write down accounts receivable to their estimated net realizable value. In addition, any charge for provision for doubtful accounts in excess of 10% of net operating revenues in any fiscal quarter subsequent to September 30, 2003 shall be excluded, subject to a cumulative limit up to $250 million.

In addition, the recently amended credit agreement adds a new covenant that restricts our ability to repurchase non-credit line debt in excess of $50 million if our leverage ratio is greater than 2.5-to-1, unless the credit facility is undrawn and we would have a minimum of $100 million of unrestricted cash on hand following the repurchase of the debt. Our leverage ratio at September 30, 2003 under the amended credit agreement was 2.2-to-1.

In consideration for the amendment, we paid to participating banks a one-time fee equal to 50 basis points of their new level of commitment, and we will pay an additional one-time fee of 10 basis points if, in the future, the leverage ratio exceeds 3.25-to-1. None of the foregoing fees or the write-off of any portion of deferred debt-issuance costs were recorded as of September 30, 2003, but they will be recorded in the fourth quarter of 2003.

We are in compliance with all covenants in our credit agreement and all indentures for public debt.

EARLY EXTINGUISHMENT OF DEBT

As of June 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 145. Prior to the adoption, we reported losses from early extinguishment of debt as extraordinary items, net of tax benefits, in our consolidated statement of operations. In accordance with SFAS No. 145, however, we now report such losses as part of operating income. During the three months and nine months ended September 30, 2002, we recorded losses of $3 million and $105 million, respectively, from early extinguishment of debt.

NOTE 7                  GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 1, 2002, we adopted SFAS No. 142. Among the changes implemented by this new accounting standard is the elimination of amortization of goodwill and other intangible assets having indefinite useful lives. This change applies to periods following the date of adoption.

The table below shows our pro forma net income for the nine months ended September 30, 2002 as if the cessation of goodwill amortization had occurred as of January 1, 2002:

Nine Months
(in millions)
NET INCOME
Net income, as reported	$848
Goodwill amortization, net of applicable income tax benefits	34

Pro forma net income	$882

DILUTED EARNINGS PER SHARE
Net income, as reported	$1.69
Goodwill amortization, net of applicable income tax benefits	0.07

Pro forma net income	$1.76

The restructuring of our operating divisions and regions in March 2003, along with a concurrent realignment of our senior management team and other factors, resulted in a redefinition of our goodwill reporting units. Prior to the restructuring, the reporting units consisted of three divisions; now they consist of five regions. The regions are components of two new divisions that were created from the former three. Because of the change in reporting units, we performed a goodwill impairment evaluation as of March 31, 2003 and recorded a goodwill impairment charge of $187 million related to our Central-Northeast Region.

NOTE 8                  PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Through May 31, 2002, we insured substantially all of our professional and comprehensive general liability risks in excess of self-insured retentions through a wholly owned insurance subsidiary (Hospital Underwriting Group) under a mature claims-made policy with a 10-year extended reporting period. These self-insured retentions were $1 million per occurrence for the Company for fiscal years ended May 31, 1996 through May 31, 2002. Hospital Underwriting Group’s retentions covered the next $2 million (or $3 million total) per occurrence. Claims in excess of $3 million per occurrence were, in turn, reinsured with major independent insurance companies. In earlier policy periods, the self-insured retentions varied by hospital and by policy period from $500,000 to $5 million per occurrence.

Effective June 1, 2002, the Company’s self-insured retention per occurrence was increased to $2 million. In addition, a new wholly owned insurance subsidiary (The Healthcare Insurance Corporation) was formed to insure substantially all of these risks. This subsidiary insures these risks under a claims-made policy with retentions per occurrence for the periods June 1, 2002 through May 31, 2003 and June 1, 2003 through May 31, 2004 of $3 million (or $5 million total) and $13 million (or $15 million total) respectively. Risks in excess of these retentions are reinsured with major independent insurance companies.

Included in our other operating expenses in the accompanying consolidated statements of operations is malpractice expense of $56 million for the quarter ended September 30, 2002 and $90 million for the quarter ended September 30, 2003. The current quarter includes a charge of approximately $5 million related to increasing our reserves for incurred but not reported claims at our captive insurance subsidiary as a result of an updated actuarial analysis. We continue to experience unfavorable trends in professional and general liability insurance risks, as well as increases in the size of claim settlements and awards in this area.

In addition, the aggregate amount of claims reported to Hospital Underwriting Group for the fiscal year ended May 31, 2001 is approaching the $50 million aggregate policy limit for that year. Once the aggregate limit is exhausted for the policy year, we will bear the first $25 million of loss before any excess insurance coverage would apply.

NOTE 9                  STOCK BENEFIT PLANS

At September 30, 2003, there were 36,097,694 shares of common stock available for stock option grants and other incentive awards to our key employees, advisors, consultants and directors under our 2001 Stock Incentive Plan. Options generally have an exercise price equal to the fair market value of the shares on the date of grant. Prior to December 2002, these options were usually exercisable at the rate of one-third per year, beginning one year from the date of the grant. In December 2002, we granted options for 11.8 million shares of common stock at an exercise price of $17.56 per share, the closing price of our shares on the date of grant. The estimated weighted-average fair value of those options at the date of grant was $8.78 per share. These options will be fully vested four years after the date of grant. Earlier vesting may occur for these options on or after the first, second and third anniversaries of the grant date if the market price of our common stock reaches and remains at, or higher than, $24, $27 and $30 per share, respectively, for 20 consecutive trading days at such time. Our stock options generally expire 10 years from the date of grant.

In January 2003, we issued 200,000 shares of restricted (non-vested) stock under the 2001 Stock Incentive Plan to Trevor Fetter, our president and chief executive officer. The stock vests on the second, third and fourth anniversary dates of the grant provided that Mr. Fetter is still employed by us and continues to hold 100,000 shares of Tenet common stock purchased by him as a condition of the issuance of the restricted stock. The aggregate market value of the restricted stock at the date of issuance was $3.7 million based on the closing price of our common stock on that date. The restricted stock has been recorded as deferred compensation in additional paid-in capital, a component of shareholders’ equity, that is adjusted periodically based on changes in the Company’s stock price, and is being amortized over the 48-month vesting period. In connection with Mr. Fetter being named the Company’s chief executive officer, in September 2003, Mr. Fetter was granted options for 350,000 shares of common stock at an exercise price of $14.98 per share, the closing price of our stock on the date of grant. The estimated weighted-average fair value of those options at the date of grant was $8.12 per share. Those options vest ratably on each of the first three anniversaries of the date of grant.

The following table summarizes information about outstanding stock options at September 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$0.00 to $14.48	7,777,447	3.8 years	$11.81	7,777,447	$11.81
$14.49 to $24.00	18,215,268	7.3 years	18.44	7,413,860	19.93
$24.01 to $34.00	11,154,299	7.1 years	28.20	8,032,985	28.48
$34.01 to $44.00	9,792,723	7.6 years	40.29	4,063,845	40.21
$44.01 to $50.84	119,000	8.8 years	46.54	58,666	45.60

	47,058,737	6.7 years	$24.28	27,346,803	$23.20

At September 30, 2003, the exercise prices of 39,281,290 outstanding options (83.5% of the total number of options outstanding) exceeded the $14.48 per share market value of our common stock at that date. The corresponding number for exercisable options at September 30, 2003 was 19,569,356 (or 71.5%).

The reconciliation below shows the changes to our stock option plans for the nine months ended September 30, 2002 and 2003:

	2002		2003
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	52,228,020	$23.06	47,512,933	$24.53
Granted	160,850	44.13	1,101,215	15.74
Exercised	(13,399,050)	14.79	(259,148)	11.35
Forfeited	(1,711,299)	19.75	(1,296,263)	28.93
Outstanding at end of period	37,278,521	26.17	47,058,737	24.28

Options exercisable	18,473,245	$17.83	27,346,803	$23.20

Total compensation cost recognized in the accompanying consolidated statements of operations for stock-based employee compensation awards is $34 million for the three months ended September 30, 2002, $33 million for the three months ended September 30, 2003 and $108 million for both the nine-month periods ended September 30, 2002 and 2003. We expect such expense to be approximately $33 million per quarter for the next several quarters.

The estimated weighted-average fair values of the options we granted in the nine months ended September 30, 2002 and 2003 were $21.71 per share and $8.07 per share, respectively. These were calculated, as of the date of each grant, using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30
	2002	2003
Expected volatility	39.6%	49.7%
Risk-free interest rates	4.4%	3.1%
Expected lives, in years	7.2	6.4
Expected dividend yield	0.0%	0.0%

The weighted-average expected life assumptions used in the above calculations have changed from 7.2 years for the nine months ended September 30, 2002 to 6.4 years for the nine months ended September 30, 2003 due to changes in our employees’ option exercise patterns and a decrease in the relative proportion of options granted to senior executives, for which the expected lives are longer.

The table below shows the principal stock option grants, by grant date, whose amortized fair values in the nine-month period ended September 30, 2003 comprise the $108 million of stock-based compensation recorded in that period:

Grant Date	Awards Expected to Vest	Exercise Price per Share	Fair Value per Share at Grant Date	Stock-Based Compensation Expense for Nine Months Ended September 30, 2003
	(in thousands)			(in millions)
December 4, 2001	8,733	$40.41	$18.37	$40
December 5, 2000	6,288	27.21	12.79	20
December 10, 2002	7,798	17.56	8.53	12
June 1, 2001	2,175	30.28	17.52	10
May 29, 2001	1,500	30.17	17.57	7
December 5, 2000	1,274	27.21	15.63	5
December 10, 2002	2,245	17.56	9.76	4
Other grants, from April 10, 2001 to September 30, 2003	3,999	20.35	10.09	10

Total				$108

Compensation cost is measured by the fair value of the options on their grant dates and is recognized over the vesting periods of the grants, whether or not the options had any intrinsic value during the period.

NOTE 10           REPURCHASES OF COMMON STOCK

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

The repurchased shares are held as treasury stock. We have not purchased any shares from our directors, officers or employees. We have not made any repurchases of common stock subsequent to June 30, 2003 and do not intend to repurchase any more shares this year.

NOTE 11           INVESTMENTS

As of September 30, 2003, our investments consisted primarily of (1) $103 million in collateralized bonds issued by a local hospital authority from which we lease and operate two hospitals in Dallas, Texas, (2) approximately $52 million in equity investments in unconsolidated subsidiaries, and (3) a small number of minority equity investments, primarily in various health care ventures, the carrying values of which aggregated approximately $15 million at September 30, 2003. These items are included in the accompanying consolidated balance sheets as investments and other assets.

Note 12           Shareholders’ Equity

The following table shows the changes in consolidated shareholders’ equity during the nine months ended September 30, 2003 (dollars in millions; shares in thousands):

	Shares Outstanding	Common Stock and Additional Paid-in Capital	Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balances as of December 31, 2002	473,738	$3,509	$(15)	$3,514	$(1,285)	$5,723
Effect of retroactive restatement of shareholders’ equity in connection with the adoption of the fair-value method of accounting for stock-based compensation	—	430		(329)		101
Restated balances, as of December 31, 2002	473,738	3,939	(15)	3,185	(1,285)	5,824
Net loss				(523)		(523)
Stock options exercised, including tax benefit	259	3				3
Stock-based compensation expense		145				145
Issuance of common stock	2,353	25			2	27
Other comprehensive income			4			4
Repurchases of common stock	(12,471)				(208)	(208)

Balances as of September 30, 2003	463,879	$4,112	$(11)	$2,662	$(1,491)	$5,272

The $145 million in stock-based compensation expense in the table above consists of $108 million charged as salaries and benefits expense in the accompanying consolidated statements of operations; $36 million in noncash stock option modification costs related to terminated employees, included in the restructuring charges described in Note 4 on pages 7 and 8; and approximately $1 million in consulting costs.

Note 13           Comprehensive Income (Loss)

The following table shows the consolidated statements of comprehensive income or loss for the nine months ended September 30, 2002 and 2003:

	2002	2003
	(in millions)
Net income (loss)	$848	$(523)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3)	5
Losses on derivative instruments designated and qualifying as cash-flow hedges	(2)	(2)
Unrealized net holding gains arising during period	16	—
Less: reclassification adjustment for losses included in net income (loss)	1	3
Other comprehensive income before income taxes	12	6
Income tax expense related to items of other comprehensive income	(4)	(2)
Other comprehensive income	8	4

Comprehensive income (loss)	$856	$(519)

Note 14           Earnings Per Common Share

The following tables are reconciliations of the numerators and the denominators of our basic and diluted earnings per common share computations for income (loss) from continuing operations for the three months and nine months ended September 30, 2002 and 2003 (dollars in millions; shares in thousands):

	2002			2003
THREE MONTHS	Income	Weighted- Average Shares	Per- Share Amount	Loss	Weighted- Average Shares	Per- Share Amount
Basic earnings (loss) per share	$311	488,106	$0.64	$(235)	463,629	$(0.50)
Effect of employee stock options	—	11,309	(0.01)	—	—	—
Diluted earnings (loss) per share	$311	499,415	$0.63	$(235)	463,629	$(0.50)

	2002			2003
NINE MONTHS	Income	Weighted- Average Shares	Per- Share Amount	Loss	Weighted- Average Shares	Per- Share Amount
Basic earnings (loss) per share	$798	489,574	$1.62	$(349)	466,391	$(0.75)
Effect of employee stock options	—	11,849	(0.03)	—	—	—
Diluted earnings (loss) per share	$798	501,423	$1.59	$(349)	466,391	$(0.75)

In the 2003 periods above, the number of weighted average shares used in the diluted earnings per share calculation are the same as the number used in the basic calculation because, in circumstances involving losses, the effect of employee stock options (or any other dilutive securities) is anti-dilutive, that is, they have the effect of making the diluted loss per share less than the basic loss per share.

Note 15      Income Taxes

The Internal Revenue Service has completed an examination of our federal income tax returns for our fiscal years ended May 31, 1995, 1996 and 1997. It has issued a Revenue Agent’s Report in which it proposes to assess an aggregate tax deficiency for the three-year audit period of $157 million plus interest of approximately $118 million through September 30, 2003, before any federal or state tax benefit. The Revenue Agent’s Report contains several disputed adjustments, including the disallowance of a deduction for a portion of the civil settlement paid to the federal government in June 1994 related to our discontinued psychiatric hospital business and a disputed adjustment with respect to the timing of the recognition of income for tax purposes pertaining to Medicare and Medicaid net revenues. In connection with the proposed adjustment regarding the civil settlement, we recorded an additional after-tax charge for taxes and interest to discontinued operations of approximately $70 million in the quarter ended June 30, 2003. We believe our original deductions and methods of accounting were appropriate, and we have filed a protest with the Appeals Division of the Internal Revenue Service. In the event that these issues cannot be resolved successfully with the Appeals Division, we may further appeal their findings by filing a petition for redetermination of a deficiency with the Tax Court or by filing a claim for refund in U.S. District Court or in the Court of Federal Claims. In order to file a claim for refund in U.S. District Court or in the Court of Federal Claims, all disputed taxes plus interest must be paid prior to filing the claim. We currently are not able to estimate the total amount, if any, that we might owe or pay upon final resolution of these issues, nor are we able to estimate the timing of the final resolution of this matter.

Note 16           Recently Issued Accounting Standards

During the nine months ended September 30, 2003, the Financial Accounting Standards Board issued two new standards. Neither of these new standards have had a material impact on our financial condition or results of operations:

•                  SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities was issued in April 2003. This statement amends and clarifies financial accounting and reporting for hedging activities and for derivative instruments (including certain derivative instruments embedded in other contracts) under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. These changes are intended to improve financial reporting by requiring contracts with comparable characteristics to be accounted for similarly. This statement is effective for contracts entered into or modified after September 30, 2003.

•                  SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity was issued in May 2003. This statement establishes standards for clarifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments could previously be classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Strategies & Outlook

OPERATING STRATEGIES

Our mission and objective is to provide quality health care services within existing regulatory and managed-care environments that are responsive to the needs of the communities we serve. We believe that competition among health care providers occurs primarily at the local level. A hospital’s competitive position within the geographic area in which it operates is affected by a number of competitive factors, including, but not limited to: the scope, breadth and quality of services a hospital offers to its patients and physicians; the number, quality and specialties of the physicians who refer patients to the hospital; nurses and other health care professionals employed by the hospital or on the hospital’s staff; the hospital’s reputation; its managed-care contracting relationships; the extent to which it is part of an integrated health care delivery system; its location; the location and number of competitive facilities and other health care alternatives; the physical condition of its buildings and improvements; the quality, age and state of the art of its medical equipment; its parking or proximity to public transportation; the length of time it has been a part of the community; and the prices it receives for services. Accordingly, we tailor our local strategies to address these competitive factors.

We adjust these strategies as necessary in response to changes in the economic climate in which we operate and the success or failure of our various efforts. We have recently restructured our operating divisions and regions and realigned our senior executive management team and Trevor Fetter has been appointed as our chief executive officer.

Earlier this year, we announced a series of initiatives to sharpen our strategic focus, reduce operating expenses, and enhance clinical quality and nursing at our hospital subsidiaries.

On March 10, 2003, we announced the consolidation of our operating divisions from three to two, with five new underlying regions. Our new Eastern Division consists of three regions—Florida, Central-Northeast and Southern States. These regions include 52 of our general hospitals, located in Alabama, Arkansas, Florida, Georgia, Louisiana, Massachusetts, Mississippi, Missouri, North Carolina, Pennsylvania, South Carolina and Tennessee. Our new Western Division consists of two regions—California and Texas—and includes 54 of our hospitals, located in California, Nebraska, Nevada and Texas.

Our announcement in March included the divestiture or consolidation of 14 general hospitals that no longer fit our core operating strategy of building competitive networks of hospitals that provide quality patient care in major markets. In August and September 2003, we announced that we had entered into definitive agreements or contracts with four parties for the sale of 11 of the 14 hospitals. In October 2003, we completed the sale of six of these hospitals. Gross proceeds from the sale of these six hospitals, including working capital, were approximately $565 million. Announced transactions for the remaining five hospitals, whose gross proceeds, including working capital, are expected to be $187 million, are expected to close on or about December 31, 2003. We expect to record a gain in the range of $260 million to $280 million in the quarter ending December 31, 2003, on the sale of the six hospitals sold in October. Additionally, we ceased operations at one of the hospitals when its long-term lease expired in August 2003, and we closed one hospital in September 2003. Negotiations for the sale of one other hospital are ongoing. Net proceeds for these completed and pending transactions are expected to be approximately $630 million after taxes and transaction costs. We intend to use the proceeds from these divestitures for general corporate purposes.

In November 2003, we determined not to renew our leases on two additional hospitals and expect to cease operations at these hospitals by the end of October and December 2004, respectively.

Our operating expense reduction plan consisted of staff and expense reductions above the hospital level; reductions in hospital departments that are not directly involved with patient care; leveraging the Company’s purchasing power related to our comprehensive nurse agency contracting program to gain cost savings and enhanced service levels; and a wide range of other items. Individual hospital operating plans also include significant levels of cost reductions. More recently, we’ve established additional cost-reduction initiatives consisting of improvements in supply chain costs, primarily involving expanded coverage of purchasing contracts with negotiated discounts, increasing compliance with existing contracts, and consolidating purchased services among fewer vendors. We have embarked upon an initiative to consolidate hospital business offices and standardize our information systems to generate recurring annual savings beginning in 2005, with the majority of savings being realized in 2006. This initiative, however, will require significant investment over the next three years.

Despite these efforts, we anticipate continuing cost increases in most areas of our operations that may be partially offset by our expense reduction plan.

Pricing Approach

Although we believe our hospitals’ pricing practices are, and have been, in compliance with Medicare rules, in fiscal 2000, many of our hospitals began to significantly increase gross charges. We believe that this practice, combined with the Medicare-prescribed formula for determining Medicare outlier payments, contributed to many hospitals receiving outlier payments that exceeded the norm. (Medicare outlier payments are described in more detail in the Government Programs section of this report, page 29.)

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

In early December 2002, we announced an effort to de-emphasize gross charges and refocus on actual pricing in order to create a pricing structure with a larger fixed component that is less dependent on gross charges. To achieve this goal, we have endeavored to negotiate simpler managed-care contracts with higher per diem or case rates and with less emphasis on stop-loss and other payments tied to gross charges. This new approach has been well received by some managed-care payors, but others, particularly certain plans that are unable, or unwilling, to adjudicate claims on our per diem or case-

rate basis, have been unwilling to accept this type of pricing structure. We now realize that this approach is not likely to be successful in all markets or with all payors. Our ability to broadly implement a pricing structure with a larger fixed component remains uncertain. We have also put into place a plan by which our hospitals would offer rates to uninsured patients that are similar to the local market rates that hospitals receive from managed-care contracts. This plan, however, is subject to approval by the federal government and certain states.

Regardless of our degree of success in these efforts, we do not expect that the growth rates experienced in the past several years can be sustained. In some managed-care contracts, we have been getting market-level increases. In others, we have agreed to what we believe are one-time downward adjustments, which we expect will be followed by normal increases in subsequent years. We can offer no assurances that additional managed-care contracting parties will agree to the changes we have proposed or to any changes that result in higher prices. In general, our new pricing approach will not involve any broad rollback of charges. Typically, we are unwilling to enter into unprofitable agreements. We can offer no assurances that this new pricing approach, if implemented in the form proposed, will not have a material adverse effect on our business, financial condition or results of operations.

The Company has thousands of managed-care contracts with various renewal/expiration dates. A majority of those contracts are “evergreen” contracts. Evergreen contracts extend automatically every year, but may be renegotiated or terminated by either party after giving 90 to 120 days notice. We also have disputes concerning charges at our facilities under our existing managed-care contracts, discussed under the Legal Proceedings section of this report (see page 59).

In addition to attempting to implement a new pricing approach, on January 6, 2003, we announced to the Centers for Medicare and Medicaid Services (“CMS”) that we had voluntarily adopted a new method for calculating Medicare outlier payments, retroactive to January 1, 2003. We decided to do this in January 2003 to demonstrate our good faith and to support CMS’s expected industry-wide solution to the outlier issue. Since that time, Medicare has been reimbursing our hospitals in amounts substantially equivalent to the amounts we began receiving once the August 8, 2003 changes by CMS to Medicare outlier formulas were implemented. (See “Outlier Payments” in the Government Programs section, page 30, for further information on developments regarding the recent CMS changes.)

The Office of Inspector General (“OIG”) has the authority to exclude an entity from government programs for requesting payments that were substantially in excess of the entity’s usual charges or costs. However, OIG regulations do not define the terms “substantially in excess of” or “usual charges.” On September 15, 2003, the OIG issued a proposed rule that redefines the term “charges” from the amounts actually charged by providers to the amounts a provider agrees to accept under contracts with third party payors.

If approved, the proposal would give the OIG authority to exclude from the Medicare and Medicaid programs those providers who request fee schedule payments from Medicare and Medicaid while accepting less than those amounts from other payors. The rule is primarily directed toward entities that request payments from Medicare and Medicaid using fee schedules, such as durable medical equipment providers. It is not entirely clear to what extent the rule applies to Medicare and Medicaid payments for hospital services. Although the Company does not believe the proposed rule will significantly affect the payments it currently receives from Medicare and Medicaid, additional clarification as to the rule’s scope and applicability is needed before a definitive conclusion can be reached.

Outlook

To address all the changes impacting the health care industry, while continuing to provide quality care to patients, we have implemented strategies to reduce inefficiencies, create synergies, obtain additional business, and control costs. Such strategies include sales or closures of certain facilities, the enhancement of integrated health care delivery systems, hospital cost-control programs, the enhancement and update of patient intake procedures, and overhead-reduction plans. We may acquire, sell or close some additional facilities and implement additional cost-control programs and other operating efficiencies in the future.

We believe that the key ongoing challenges facing us and the health care industry as a whole are:

•                  Providing quality patient care in a competitive and highly regulated environment.

•                  Obtaining adequate compensation for the services we provide.

•                  Managing our costs.

•                  Recruiting and retaining qualified employees.

•                  Obtaining adequate payment for treatment of uninsured patients.

The primary cost pressures facing us and the industry are:

•                  The ongoing increase of labor costs due to a nationwide shortage of nurses.

•                  Increases in labor union activity at our hospitals (particularly in California).

•                  Increases in provision for doubtful accounts.

•                  Increases in malpractice expense.

We expect the nursing shortage to continue, and we have implemented various initiatives to improve productivity, to better position our hospitals to attract and retain qualified nursing personnel, and to otherwise manage labor-cost pressures.

In May 2003, we entered into an agreement with the Service Employees International Union and the American Federation of Federal, State, County and Municipal Employees with respect to all of our California hospitals and two hospitals in Florida. The agreement is intended to expedite the union election and organizing process and facilitate contract negotiations with minimal impact on patient care should a hospital’s employees choose to organize into collective bargaining units. The agreement provides a framework for pre-negotiated salaries and benefits at these hospitals, and includes a no-strike agreement by these organizations at any of our hospitals for up to approximately six to seven years. We continue to experience adverse relationships with other unions seeking to organize nurses at our subsidiaries’ hospitals.

The challenges we are facing may impact our ability to attract and retain qualified employees. All our employees, even our senior executives, are at-will employees. Presently, the exercise prices of substantially all our employee stock options exceed the current market value of our common stock. Given these factors, and other challenges, the Company could experience significant disruption if it has difficulty in recruiting and retaining employees.

We are continuing to evaluate the effect on our California hospitals of State of California Senate Bill 1953 (SB1953), which mandates certain seismic safety building standards for acute care hospitals.  The required repairs, time needed for completion, and cost of performing the necessary remediation, as

well as the structural and financial feasibility of performing the repairs is currently under review.   Steps taken to comply with SB1953 may include consolidation or closure of some of our California hospitals, which could have a material adverse effect on the Company's business, financial position, or results of operations.

Tenet is navigating through a very challenging period. We are dealing with both industry issues and company-specific issues (the more significant issues being past practices, litigation and investigations, and increased admissions growth from uninsured patients) that have placed the Company in an especially difficult position. We continue to face lower revenue trends and increasing cost pressures. We also continue to incur substantial expenses relating to unusual litigation and investigations.

Given the number of factors, both industry-wide and company-specific, that are now impacting our business, we announced on October 22, 2003, that we would discontinue earnings guidance, that we no longer expected to achieve our prior guidance of earnings per share from continuing operations in the range of $0.40 to $0.50 for the second half of 2003, and that performance for the 12-month period ending June 30, 2004 is expected to fall significantly below our previously anticipated range of $0.80 to $1.00 per share.

Government Programs

Payments from Medicare constitute a significant portion of our net operating revenues. The Medicare program is subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and new governmental funding restrictions-all of which could materially increase or decrease program payments, as well as affect the cost of providing services to patients and the timing of payments to facilities. We are unable to predict the effect of future policy changes on our operations. If the rates paid or the scope of services covered by government payors is reduced, if we are required to pay substantial amounts in settlement, or if we, or one or more of our subsidiaries’ hospitals, are excluded from participation in the Medicare program, there could be a material adverse effect on our business, financial results, or results of operations. The government is investigating our Medicare payments, as discussed under the Legal Proceedings section of this report (see page 61).

Certain Medicare payments to hospitals, such as indirect medical education, graduate medical education, disproportionate share, and bad debts are retrospectively determined based on the hospitals’ cost reports. A final determination of these amounts often takes many years to resolve because of audits by the program representatives, providers’ rights of appeal, and the application of numerous technical reimbursement provisions. We believe that adequate provision has been made in our consolidated financial statements for probable adjustments to historical net operating revenues. Until final settlement however, significant issues remain unresolved, and previously determined allowances could be more or less than ultimately required.

The major components of our Medicare net patient revenues for the three-month and nine-month periods ended September 30, 2002 and 2003 approximate the following:

	Three Months ended September 30		Nine Months ended September 30
	2002	2003	2002	2003
	(in millions)
Diagnosis related group payments	$420	$439	$1,324	$1,380
Capital cost payments	47	49	166	150
Outlier payments	261	16	681	50
Outpatient payments	129	134	384	414
Disproportionate share payments	75	82	226	245
Graduate and Indirect Medical Education payments	43	41	131	121
Psychiatric, rehabilitation and skilled nursing facilities inpatient payments and other payment categories	98	91	307	283
Prior years’ contractual allowance adjustments	2	—	19	11

Total Medicare net patient revenues	$1,075	$852	$3,238	$2,654

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

The diagnosis-related-group rates are updated annually, giving consideration to the increased cost of goods and services purchased by hospitals. The rate increase that became effective on October 1, 2002 was 2.95 percent. On August 1, 2003, CMS announced a rate increase equal to the full market basket of 3.40 percent effective October 1, 2003 for federal fiscal year 2004. However, Congress is considering a proposal that, if enacted into law, would result in retaining the full market basket for the federal fiscal year 2004, and an update of market basket minus 0.4% for federal fiscal years 2005, 2006 and 2007. Hospitals participating in the voluntary Quality Initiative, through which they report quality data to a special CMS Web site, would receive the full market basket update for those fiscal years. All of our hospitals participate in CMS’s voluntary Quality Initiative.

Historically, the diagnosis-related-group rate increases have been below the cost increases for goods and services purchased by our hospitals. We expect that future rate increases will also be below such cost increases.

Capital Cost Payments

Medicare reimburses general hospitals for their capital costs separately from diagnosis-related-group payments. In 1992, a prospective payment system covering the reimbursement of inpatient capital costs generally became effective. As of October 1, 2002, after a gradual phase in, all of our hospitals are being reimbursed at a capital-cost rate that increases annually by a capital-cost-market-basket-

update factor. However, as with the diagnosis-related-group rate increases, we expect that these increases will be below the cost increases of our capital asset purchases.

Outlier Payments

Outlier payments, which were established by Congress as part of the diagnosis-related-group prospective payment system, are additional payments made to hospitals for treating patients who are costlier to treat than the average patient.

A hospital receives outlier payments when its costs (as determined by using gross charges adjusted by the hospital’s historical cost-to-charge ratio) exceed a certain threshold established annually by CMS. As mandated by Congress, CMS must limit total outlier payments to between 5 and 6 percent of total diagnosis-related-group payments. CMS annually changes the threshold in order to bring expected outlier payments within the mandated limit. An increase to the cost threshold reduces total outlier payments by (1) reducing the number of cases that qualify for outlier payments, and (2) reducing the dollar amount hospitals receive for those cases that still qualify. The most recent increase in the threshold became effective on October 1, 2003.

In prior years, CMS used a hospital’s most recently settled cost reports to set the hospital’s cost-to-charge ratio. Those cost reports typically were two to three years old. Additionally, if a hospital’s cost-to-charge ratio fell below a certain threshold (derived from the cost-to-charge ratios for all hospitals nationwide), then the cost-to-charge ratio used to calculate Medicare outlier payments defaulted to the statewide average for that hospital’s particular state, which was considerably higher. The statewide average was also used when settled cost reports were not available (such as with new hospitals).

In the June 9, 2003 Federal Register, CMS issued a new rule governing the calculation of outlier payments to hospitals. The new rule, which became effective August 8, 2003, included the following changes:

•                  As of October 1, 2003, Medicare uses the latest of either the most recently submitted or the most recently settled cost reports to calculate the cost-to-charge ratio for outlier payments.

•                  The use of the statewide average cost-to-charge ratio is eliminated for hospitals with very low cost-to-charge ratios.

•                  Medicare fiscal intermediaries have been given specific criteria for identifying hospitals that may have received inappropriately high outlier payments. The intermediaries are authorized to recover overpayments, including interest, if the actual costs of a hospital stay (which are reflected in the settled cost report) were less than those claimed by the provider or if there were indications of abuse.

•                  To avoid overpayments or underpayments of outlier cases, hospitals may request changes to their cost-to-charge ratio (in much the same way that an individual taxpayer can adjust the amount of withholding from income).

In anticipation of these changes, on January 6, 2003, we announced to CMS that we had voluntarily adopted a new method for calculating Medicare outlier payments, retroactive to January 1, 2003. With this new method, instead of using recently settled cost reports for our outlier calculations, we began using current year cost-to-charge ratios. We also eliminated the use of the statewide average while continuing to use current threshold amounts. These changes resulted in a drop of Medicare inpatient outlier payments from approximately $65 million per month to approximately $6 million per month.

As discussed on page 26, we voluntarily adopted this new method to demonstrate our good faith and to support CMS’s likely industrywide solution to the outlier issue.

Our voluntary proposal to CMS included a provision to reconcile the payments we would receive under the proposed interim arrangement to those we would have received if the new CMS rules had gone into effect on January 1, 2003 up to the effective date of the final rule, August 8, 2003. (Effective August 8, 2003, outlier payments to Tenet subsidiary hospitals are being calculated by the fiscal intermediary in accordance with the final rule, which applies to all hospitals.) On October 9, 2003, we submitted to our fiscal intermediary the reconciliation required under the proposal. This reconciliation is based on instructions we received from the fiscal intermediary. Currently, the fiscal intermediary is reviewing the reconciliation, and the determination and outcome of outlier payments under the arrangement is subject to review and approval by CMS. We expect the fiscal intermediary’s and CMS’s determination with respect to the reconciliation to be made prior to December 31, 2003.

The United States Attorneys’ Office for the Central District of California is currently investigating our Medicare outlier payments as discussed under the Legal Proceedings section of this report (see page 61).

Outpatient Payments

An outpatient prospective payment system was implemented as of August 1, 2000. This payment system established groups called ambulatory payment classifications for all outpatient procedures. Medicare pays for outpatient services based on their classifications. The outpatient prospective payment system provides a transitional period that limits each hospital’s losses during the first three and one-half years of the program. If a hospital’s costs are less than the payment, the hospital keeps the difference. If a hospital’s costs are higher than the payment, the hospital is subsidized for part of the loss. The outpatient prospective payment system has not had a material impact on our results of operations.

Disproportionate Share Payments

Certain of our hospitals treat a disproportionately large number of low-income patients (i.e., Medicaid and Medicare patients eligible to receive supplemental Social Security income), and, therefore, receive additional payments from the federal government in the form of disproportionate-share payments. Congress recently mandated CMS to study the present formula used to calculate these payments. One change being considered would give greater weight to the amount of uncompensated care provided by a hospital than it would to the number of low-income patients treated. We cannot predict the impact on our hospitals if CMS revises the formula.

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

The current indirect-medical-education payment level is set at 5.5% of diagnosis-related-group payments. However, Congress is currently considering payment improvements for providers that could result in an increase to the indirect-medical-education payment level.

Inpatient Rehabilitation Reimbursement

Rehabilitation hospitals and rehabilitation units within acute-care hospitals are paid according to the inpatient rehabilitation facility prospective payment system. In order for a hospital or unit to qualify as inpatient rehabilitation reimbursement, 75 percent of its patients must be treated for at least one condition requiring rehabilitation as specified in the CMS regulations. Citing inconsistent enforcement of the “75 percent rule,” CMS suspended its enforcement in June 2002.

On September 9, 2003, CMS issued a proposal to revise the classification criterion used to categorize a hospital or hospital unit as an inpatient rehabilitation facility. If approved, the new rule would lower the percentage of patients required to fall within the specified medical criteria from 75 percent to 65 percent. It would also modify and expand the list of eligible medical conditions. The proposed changes would apply to cost reporting periods starting on or after January 1, 2004.

The Company currently operates two inpatient rehabilitation facilities and 31 hospital rehabilitation units. Medicare payments for services provided at those hospitals and units represent approximately 5% of the Company’s annual Medicare net revenue. Medicare payments to qualifying inpatient rehabilitation facilities are generally higher than those paid under the Medicare acute hospital prospective payment system for similar services. Failure of our rehabilitation facilities and units to continue to qualify as inpatient rehabilitation facilities could have a material adverse effect on the Company's business, financial position, or results of operations.

Recent Changes to Medicare Payment Rules

Under Medicare law, CMS is required to update the rules governing prospective payments for acute, rehabilitation, and skilled nursing facilities annually. The updated rules become effective each October 1 (the beginning of the federal fiscal year). On August 1, 2003, CMS issued its updated rules for 2004. The updated rules include a 3.4 percent increase in payment rates for inpatient acute care effective October 1, 2003. The new rules also decrease the outlier threshold from $33,560 to $31,000. Other payment factors affected by the updated rules include diagnosis-related-group weights, the wage index, and expansion of the diagnosis-related-group transfer rule from 10 diagnosis-related-groups to 19. While the percentage increase and the lower outlier threshold are mildly beneficial to the Company, certain changes to the outlier rules offset any benefit. The Company anticipates outlier payments to its hospitals to approximate $20-22 million per quarter.

Other changes in the overall inpatient payment system rule have moderately positive and negative effects, with the net impact of these changes being slightly positive.

Medicaid

Payments we receive under various state Medicaid programs constitute approximately 9% of our net operating revenues. These payments are typically based on fixed rates determined by the individual states. (A few states in which we operate have a Medicaid outlier payment formula.) We also receive disproportionate-share payments under various state Medicaid programs. For the nine months ended September 30, 2002 and 2003, those payments were approximately $126 million and $140 million, respectively.

On November 3, 2003, the California Department of Health Services issued a news release announcing the results of its audits of Redding Medical Center (“RMC”) cost reports. The release stated that RMC received $12 million in excess reimbursements, $9 million of which has been repaid.

Of the $12 million, $9 million was related to routine reconciliations and $3 million was related to audit findings, the latter of which will be appealed. The news release also stated that the California Department of Health Services intends to expand its audits to all hospitals owned by Tenet subsidiaries in California and refer the audit findings to other state and federal agencies.

Many of the states in which we operate have been experiencing serious budgetary problems and have implemented, or proposed, new legislation that would significantly reduce the payments they make to hospitals under their Medicaid programs. These pending actions could have a material adverse effect on our financial condition and results of operations.

Results of Operations

For the three months ended September 30, 2003, on a same-facility basis, admissions grew 1.6% over the prior-year quarter, net patient revenues were down 6.7% and net inpatient revenue per admission was down by 9.5%. For the nine-month period, on a same-facility basis, admissions grew 2.1% over the prior-year period, net patient revenues were down 2.6% and net inpatient revenue per admission was down by 6.2%.

We reported income from continuing operations of $311 million in the quarter ended September 30, 2002 and a loss from continuing operations of $235 million in the quarter ended September 30, 2003. For the nine-month periods then ended we reported income from continuing operations of $798 million in 2002 and a loss from continuing operations of $349 million in 2003. Income from continuing operations included a loss from early extinguishment of debt in both periods of 2002 and goodwill amortization for the nine-month period only. Income from continuing operations for the 2003 periods included impairment and restructuring charges and costs of litigation and investigations. The 2003 periods were also adversely affected by additional charges to our provision for doubtful accounts.

The table below shows the pretax and after-tax impact from continuing operations of (1) additional provision for doubtful accounts, (2) goodwill amortization, (3) impairments of goodwill and long-lived assets, (4) restructuring charges, (5) costs of litigation and investigations, and (6) a loss from early extinguishment of debt for the three-month and nine-month periods ended September 30, 2002 and 2003:

	Three Months ended September 30		Nine Months ended September 30
	2002	2003	2002	2003
	(in millions, except per-share amounts)
Additional provision for doubtful accounts	$—	$200	$—	$200
Goodwill amortization	—	—	40	—
Impairment of goodwill and long-lived assets	—	1	—	386
Restructuring charges	—	8	—	94
Costs of litigation and investigations	—	253	—	327
Loss from early extinguishment of debt	3	—	105	—
Pretax impact	$3	$462	$145	$1,007
After-tax impact	$2	$283	$100	$649
Diluted per-share impact of the above items	$—	$0.60	$0.20	$1.40

The following two tables summarize consolidated operating income (loss) from continuing operations for the three-month and nine-month periods ended September 30, 2002 and 2003:

THREE MONTHS	2002	2003	2002	2003
	(in millions)		(% of net operating revenues)
Net operating revenues:
Domestic general hospitals	$3,423	$3,209	97.2%	97.3%
Other operations	98	88	2.8%	2.7%

Net operating revenues	3,521	3,297	100.0%	100.0%
Operating expenses:
Salaries and benefits	1,376	1,420	(39.1)%	(43.1)%
Supplies	501	521	(14.2)%	(15.8)%
Provision for doubtful accounts	260	522	(7.4)%	(15.8)%
Other operating expenses	679	754	(19.3)%	(22.9)%
Depreciation	113	107	(3.2% )%	(3.2)%
Amortization	7	5	(0.2)%	(0.2)%
Impairment and restructuring charges	—	9	—	(0.3)%
Costs of litigation and investigations	—	253	—	(7.7)%
Loss from early extinguishment of debt	3	—	(0.1)%	—

Operating income (loss)	$582	$(294)	16.5%	(8.9)%

NINE MONTHS	2002	2003	2002	2003
	(in millions)		(% of net operating revenues)
Net operating revenues:
Domestic general hospitals	$10,063	$9,814	97.5%	96.9%
Other operations	263	314	2.5%	3.1%

Net operating revenues	10,326	10,128	100.0%	100.0%
Operating expenses:
Salaries and benefits	4,068	4,356	(39.4)%	(43.0)%
Supplies	1,465	1,573	(14.2)%	(15.5)%
Provision for doubtful accounts	704	1,084	(6.8)%	(10.7)%
Other operating expenses	2,018	2,229	(19.5)%	(22.0)%
Depreciation	335	332	(3.2)%	(3.3)%
Amortization	62	19	(0.6)%	(0.2)%
Impairment and restructuring charges	—	480	—	(4.7)%
Costs of litigation and investigations	—	327	—	(3.2)%
Loss from early extinguishment of debt	105	—	(1.0)%	—

Operating income (loss)	$1,569	$(272)	15.2%	(2.7)%

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

Pro forma information

In light of recent events and our voluntary adoption of a new method for calculating Medicare outlier payments and the changes CMS made to the Medicare outlier payment policies (discussed on page 26), we are supplementing certain historical information with information presented on a pro forma basis as if we had received no Medicare outlier revenues during the periods indicated. This information includes numerical measures of our historical or future performance, financial position or cash flows that have the effect of depicting such measures of financial performance differently from that presented in our financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) and that are defined under Securities and Exchange Commission rules as “non-GAAP financial measures.” We believe that the information presented on this pro forma basis is important to our shareholders in order to show the significant effect that Medicare outlier payments had on elements of our historical results of operations and provide important insight into our operations in terms of other underlying business trends, without necessarily estimating or suggesting their effect on future results of operations. This supplemental information has inherent limitations because Medicare outlier payments in periods prior to January 1, 2003 are not indicative of future periods and such payments in periods from January 1, 2003 forward may not be indicative of future periods. We compensate for these inherent limitations by also utilizing comparable GAAP measures. In spite of the limitations, we find the supplemental information useful to the extent it better enables us and our investors to evaluate pricing trends and we believe the consistent use of this supplemental information provides us and our investors with reliable period-to-period comparisons. Costs in our business are largely influenced by volumes and thus are generally analyzed as a percent of net operating revenues, so we provide this additional analytical information to better enable investors to measure expense categories between periods. Based on requests by certain shareholders, we believe that our investors find these non-GAAP measures useful as well. Investors are encouraged, however, to use GAAP measures when evaluating the Company’s financial performance. Among the information presented herein on a supplemental, or pro forma, basis are operating expenses expressed as percentages of net operating revenues, net inpatient revenues per patient day and per admission, and net cash provided by operating activities (see pages 40 through 51).

The two tables below illustrate actual expenses as a percent of net operating revenues for the three-month and nine-month periods ended September 30, 2002 and 2003 as if we had received no outlier revenue during the periods indicated. The tables include reconciliations of net operating revenues to net operating revenues adjusted to exclude all outlier revenue. Investors are encouraged, however, to use GAAP measures when evaluating the Company’s financial performance.

THREE MONTHS	2002	2003	2002	2003
	(in millions)		(% of net operating revenues excluding Medicare outlier revenue)
Net operating revenues	$3,521	$3,297
Less Medicare outlier revenue	(261)	(16)

Net operating revenues excluding outlier revenue	$3,260	$3,281	100.0%	100.0%
Operating expenses:
Salaries and benefits	1,376	1,420	(42.2)%	(43.3)%
Supplies	501	521	(15.4)%	(15.9)%
Provision for doubtful accounts	260	522	(8.0)%	(15.9)%
Other operating expenses	679	754	(20.8)%	(23.0)%
Depreciation	113	107	(3.5)%	(3.3)%
Amortization	7	5	(0.2)%	(0.2)%
Impairment and restructuring charges	—	9	—	(0.3)%
Costs of litigation and investigations	—	253	—	(7.7)%
Loss from early extinguishment of debt	3	—	(0.1)%	—
Operating income (loss) excluding outlier revenue	$321	$(310)	9.8%	(9.4)%
Add back Medicare outlier revenue	261	16	8.1%	0.5%

Operating income (loss)	$582	$(294)	17.9%	(8.9)%

NINE MONTHS	2002	2003	2002	2003
	(in millions)		(% of net operating revenues excluding Medicare outlier revenue)
Net operating revenues	$10,326	$10,128
Less Medicare outlier revenue	(681)	(50)

Net operating revenues excluding outlier revenue	$9,645	$10,078	100.0%	100.0%
Operating expenses:
Salaries and benefits	4,068	4,356	(42.2)%	(43.2)%
Supplies	1,465	1,573	(15.2)%	(15.6)%
Provision for doubtful accounts	704	1,084	(7.3)%	(10.8)%
Other operating expenses	2,018	2,229	(20.9)%	(22.1)%
Depreciation	335	332	(3.5)%	(3.3)%
Amortization	62	19	(0.6)%	(0.2)%
Impairment and restructuring charges	—	480	—	(4.8)%
Costs of litigation and investigations	—	327	—	(3.2)%
Loss from early extinguishment of debt	105	—	(1.1)%	—
Operating income (loss) excluding outlier revenue	$888	$(322)	9.2%	(3.2)%
Add back Medicare outlier revenue	681	50	7.1%	0.5%

Operating income (loss)	$1,569	$(272)	16.3%	(2.7)%

The table below shows certain selected historical operating statistics for our continuing domestic general hospitals:

	Three months endedSeptember 30				Nine months endedSeptember 30
	2002	2003	Increase (Decrease)		2002	2003	Increase (Decrease)
Number of hospitals (at end of period)	98	99	1	(1)	98	99	1	(1)
Licensed beds (at end of period)	24,796	24,861	0.3%		24,796	24,861	0.3%
Net inpatient revenues (in millions) (2) (4)	$2,328	$2,139	(8.1)%		$6,900	$6,586	(4.6)%
Net outpatient revenues (in millions) (2)	$1,044	$1,006	(3.6)%		$2,996	$3,032	1.2%
Admissions	233,809	237,374	1.5%		704,477	716,659	1.7%
Equivalent admissions (3)	330,240	333,203	0.9%		989,562	1,000,157	1.1%
Average length of stay (days)	5.3	5.2	(0.1	)(1)	5.4	5.3	(0.1	)(1)
Patient days	1,244,100	1,235,744	(0.7)%		3,802,852	3,806,175	0.1%
Equivalent patient days (3)	1,732,003	1,716,357	(0.9)%		5,270,492	5,250,570	(0.4)%
Net inpatient revenue per patient day (4)	$1,871	$1,731	(7.5)%		$1,814	$1,730	(4.6)%
Net inpatient revenue per admission (4)	$9,957	$9,011	(9.5)%		$9,795	$9,190	(6.2)%
Utilization of licensed beds	53.5%	54.0%	0.5	%(1)	54.5%	56.0%	1.5	%(1)
Outpatient visits	2,130,411	2,125,595	(0.2)%		6,441,991	6,411,256	(0.5)%

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

	Three months ended September 30			Nine months ended September 30
	2002	2003	Increase (Decrease)	2002	2003	Increase (Decrease)
	(in millions, except per-patient-day and per-admission amounts)
Net inpatient revenues	$2,328	$2,139	(8.1)%	$6,900	$6,586	(4.6)%
Less Medicare outlier revenue	(261)	(16)	(93.9)%	(681)	(50)	(92.7)%
Pro forma net inpatient revenues	$2,067	$2,123	2.7%	$6,219	$6,536	5.1%
Pro forma net inpatient revenue per patient day	$1,661	$1,718	3.4%	$1,635	$1,717	5.0%
Pro forma net inpatient revenue per admission	8,841	8,944	1.2%	8,828	9,120	3.3%

The table below shows certain selected historical operating statistics for our continuing domestic general hospitals on a same-facility basis:

	Three months ended September 30			Nine months ended September 30
	2002	2003	Increase (Decrease)	2002	2003	Increase (Decrease)
Net outpatient revenues (in millions)	$1,043	$1,004	(3.7)%	$2,984	$3,024	1.3%
Admissions	232,397	236,028	1.6%	697,892	712,557	2.1%
Average length of stay (days)	5.3	5.2	(0.1)	5.4	5.3	(0.1)
Patient days	1,232,209	1,227,953	(0.3)%	3,748,622	3,782,399	0.9%
Net inpatient revenue per patient day (1)	$1,882	$1,735	(7.8)%	$1,829	$1,735	(5.1)%
Net inpatient revenue per admission (1)	$9,979	$9,029	(9.5)%	$9,822	$9,209	(6.2)%
Outpatient visits	2,121,407	2,115,016	(0.3)%	6,393,411	6,379,629	(0.2)%
Average licensed beds	24,803	24,728	(0.3)%	24,845	24,773	(0.3)%

(1)               Although our hospitals expect to receive some level of Medicare outlier revenue in future periods, as we discussed earlier, the table below shows the impact on same facility domestic general hospital net inpatient revenues, net inpatient revenue per patient day and net inpatient revenue per admission as if we had received no Medicare outlier revenue in the periods indicated.
This data is provided to enable investors to examine pricing trends from other payor categories.

	Three months ended September 30			Nine months ended September 30
	2002	2003	Increase (Decrease)	2002	2003	Increase (Decrease)
	(in millions, except per-patient-day and per-admission amounts)
Net inpatient revenue	$2,319	$2,131	(8.1)%	$6,855	$6,562	(4.3)%
Less Medicare outlier revenue	(261)	(16)	(93.9)%	(680)	(50)	(92.6)%
Pro forma net inpatient revenue	$2,058	$2,115	2.8%	$6,175	$6,512	5.5%
Pro forma net inpatient revenue per patient day	$1,670	$1,722	3.1%	$1,647	$1,722	4.6%
Pro forma net inpatient revenue per admission	8,856	8,961	1.2%	8,848	9,139	3.3%

The table below shows the sources of net patient revenues for our continuing domestic general hospitals for the three-month and nine-month periods ended September 30, 2002 and 2003, expressed as percentages of net patient revenues from all sources:

	Three months ended September 30			Nine months ended September 30
	2002	2003	Increase (Decrease) (1)	2002	2003	Increase (Decrease) (1)
Medicare	31.2%	26.4%	(4.8)%	32.1%	26.9%	(5.2)%
Medicaid	7.9%	8.9%	1.0%	8.5%	9.0%	0.5%
Managed care	46.1%	48.4%	2.3%	45.3%	48.6%	3.3%
Indemnity and other	14.8%	16.3%	1.5%	14.1%	15.5%	1.4%

(1)                                  The change is the difference between the 2002 and 2003 amounts shown.

In comparing the quarter ended September 30, 2003 to the same quarter of 2002, total-facility admissions increased by 1.5%. On a total-facility basis and on a same-facility basis, net inpatient revenue per admission decreased 9.5%, reflecting our lower Medicare outlier revenue, partially offset by changes in other payor areas. As mentioned earlier, our new pricing approach, combined with our voluntary changes to the method we use to calculate Medicare outlier revenue, and the recent changes in Medicare regulations for determining outlier revenue, are expected to adversely impact our future revenues. For example, if we had received no Medicare outlier revenue, our net inpatient revenue per admission would have increased 1.2% instead of decreasing 9.5%. (See pages 39 through 45 for our explanations of these adjusted non-GAAP performance measures.)

We experienced a 0.3% decrease in same-facility outpatient visits during the quarter ended September 30, 2003 compared to the same quarter a year ago. Net outpatient revenues decreased by 3.6% on a total-facility basis and by 3.7% on a same-facility basis compared to the prior-year quarter.

Net operating revenues from the Company’s other operations were $98 million and $88 million for the quarters ended September 30, 2002 and 2003, respectively (see page 39). The decrease is primarily the result of the deconsolidation of Broadlane, Inc. (a 47%-owned unconsolidated subsidiary that was 67% owned and consolidated prior to June 27, 2003).

Salaries and benefits expense as a percentage of net operating revenues was 39.1% in the quarter ended September 30, 2002 and 43.1% in the current quarter. Without Medicare outlier revenue, the percentages would have been 42.2% and 43.3%, respectively. (See pages 39 through 45 for our explanations of these adjusted performance measures.) The primary reason for this increase was that we have experienced, and expect to continue experiencing, significant wage and benefit pressures created by the current nursing shortage throughout the country and escalating state-mandated nurse-staffing ratios. Also, we are seeing an increase in labor union activity at our hospitals, particularly in California, where unions have been competing to organize our employees. Approximately 11% of our employees were represented by labor unions as of September 30, 2003. As union activity continues to increase at our hospitals, our salaries and benefits expense is likely to increase significantly. In May 2003, we entered into an agreement with the Service Employees International Union and the American Federation of Federal, State, County and Municipal Employees with respect to all of our California hospitals and two hospitals in Florida. The agreement is intended to expedite the union election and organizing process and facilitate contract negotiations with minimal impact on patient care should a hospital’s employees choose to organize into collective bargaining units. The agreement with these unions provides a framework for pre-negotiated salaries and benefits at these hospitals, and includes a no-strike agreement by these organizations at our other facilities for up to approximately six to seven years. We continue to experience adverse relationships with other unions seeking to organize nurses at our subsidiaries’ hospitals.

Another factor that will increase our labor costs significantly is the enactment of state laws regarding nurse-staffing ratios. California has enacted such a law and it will become effective on January 1, 2004. Not only will state-mandated nurse-staffing ratios adversely affect our labor costs, if we are unable to hire the necessary number of nurses to meet the required ratios they also may cause us to limit patient admissions with a corresponding adverse effect on net operating revenues.

Supplies expense as a percentage of net operating revenues was 14.2% in the quarter ended September 30, 2002 and 15.8% in the current quarter. Without outlier revenue, the percentages would have been 15.4% and 15.9%, respectively. (See pages 39 through 45 for our explanations of these adjusted performance measures.) We control supplies expense through improved utilization and by improving the supply chain process. We also utilize the group-purchasing and supplies-management services of Broadlane, which offers group-purchasing procurement strategy, outsourcing, and e-commerce services to the health care industry.

The provision for doubtful accounts as a percentage of net operating revenues was 7.4% in the quarter ended September 30, 2002 and 15.8% in the current quarter. Without outlier revenue, the percentages would have been 8.0% and 15.9%, respectively. (See pages 39 through 45 for our explanations of these adjusted performance measures.) The provision for doubtful accounts as a percentage of non-program revenues (that is, revenues from all sources other than Medicare and Medicaid) was 12.0% in the quarter ended September 30, 2002 and 24.1% in the current quarter.

The increase in the provision for doubtful accounts in the quarter ended September 30, 2003 resulted primarily from a $200 million additional provision for doubtful accounts in continuing operations to reflect a recent adverse change in our business mix as admissions of uninsured patients grew at an escalating rate. We believe these new trends are due to a combination of broad economic factors, including higher unemployment rates, increased number of patients who are uninsured, and an increased burden of co-payments to be made by patients instead of insurers.  Additionally, many of these patients are being admitted through the emergency department and often require more costly care, resulting in higher billings.

The additional $200 million provision for doubtful accounts consisted of two components: (1) the effect of accelerating the write-down of self-pay accounts, and (2) the effect of re-evaluating the historical collection patterns for self-pay and managed-care accounts receivable in light of recent trends. Our practice is to write down all self-pay accounts receivable, including accounts receivable related to the co-payments and deductibles due from patients with insurance, to their estimated net realizable value as they age over the course of 120 days, at which time any uncollected balances are assigned to our in-house collection agency. In the past, we had employed a methodology that utilized gradual write-downs that escalated toward the end of the 120-day period. Given the speed and severity of the new trends in self-pay account collection, we are changing to a straight-line write-down methodology.

Historically, our in-house collection agency has collected approximately 17 cents of each dollar of self-pay accounts assigned to it. Collections on these types of accounts now are being collected at a rate of approximately 12 cents on the dollar. Accordingly, we have changed our accounts receivable evaluation process to give more weight to the latest 12 months of collection experience.

Approximately 20% of the additional charge in the third quarter relates to changes in the collectibility of managed-care accounts receivables. We continue to experience significant payment pressure from managed-care companies (which pressure has been exacerbated by recent disputes with certain managed-care companies, primarily in California) concerning substantial amounts of past billings. We are aggressively pursuing collection of these accounts using all means at our disposal, including arbitration and litigations, but we may not be successful.

Accounts receivable days outstanding from continuing operations increased from 61.3 days at September 30, 2002 to 64.5 days at the end of the current quarter.

We continue to focus on initiatives to improve cash flow, which include improving the process for collecting receivables, pursuing timely payments from all payors, and standardizing and improving contract terms, billing systems and the patient registration process. We will continue to review, and adjust as necessary, our methodology for evaluating the collectibility of our accounts receivable, and we may incur additional future charges related to the above-described trends.

We are taking numerous actions to specifically address the rapid growth in uninsured patients. These initiatives include conducting detailed reviews of intake procedures in hospitals facing these pressures, and introducing best practices for intake to all of our subsidiaries’ hospitals.

Over the longer term, several other initiatives we previously announced are also expected to help address this emerging challenge. For example, our innovative “Compact with the Uninsured,” a plan to offer managed-care style discounts to uninsured patients, would enable us to offer lower rates to needy patients, who today are charged full gross charges. Currently, a significant portion of those accounts are often written down as provision for doubtful accounts. Implementation of the plan is awaiting approval by the federal government and some states.

In addition, our implementation of our previously announced 3-year plan to consolidate billing and collection activities in regional business offices is on track and is expected to improve receivables performance once fully executed. The previously announced initiative to standardize patient accounting systems will also allow us to quickly obtain better operations data at a consolidated level, providing management better tools to more quickly diagnose and address business mix shifts.

Other operating expenses as a percentage of net operating revenues were 19.3% for the quarter ended September 30, 2002 and 22.9% for the current quarter. Without outlier revenue the percentages would have been 20.8% and 23.0%, respectively. (See pages 39 through 45 for our explanations of these adjusted performance measures). Included in other operating expenses is malpractice expense of $56 million in the quarter ended September 30, 2002 and $90 million in the current quarter. We continue to experience unfavorable pricing and availability trends in the professional and general liability insurance markets and increases in the size of claim settlements and awards in this area. We expect this trend to continue unless meaningful tort reform legislation is enacted.

In addition, the aggregate amount of claims reported to Hospital Underwriting Group for the year ended May 31, 2001 are approaching the $50 million aggregate policy limit for that year. Once the aggregate limit is exhausted for the policy year, we will bear the first $25 million of loss before any excess insurance coverage would apply.

Physicians, including those who practice at some of our hospitals, face similar increases in malpractice insurance premiums and limitations on availability, which could cause those physicians to limit their practice. That, in turn, could result in lower admissions to our hospitals.

Costs of litigation and settlements were $253 million in the quarter ended September 30, 2003 and consist primarily of an additional $244 million charge recorded for an award of contract damages by a California appellate court to a former executive in connection with our alleged failure to provide certain incentive stock awards to the executive. While this award has been accrued, it has not been paid. We will seek review of the appellate court’s decision. In addition to this item, costs of litigation and investigations for the nine months ended September 30, 2003 also included $61 million primarily related to the Redding settlement.

Depreciation expense was $113 million in the quarter ended September 30, 2002 and $107 million in the quarter ended September 30, 2003.

Goodwill amortization expense was $40 million in the nine months ended September 30, 2002. As a result of adopting a new accounting standard for goodwill and other intangible assets, we stopped amortizing goodwill on June 1, 2002.

We completed a goodwill impairment evaluation as of March 31, 2003 because our reporting units (as defined under SFAS No. 142) changed due to the consolidation of our operating divisions and regions (described on page 28). As a result of that evaluation, we recorded a first-quarter charge of $187 million related to our Central-Northeast Region. Our estimates of future cash flows from these assets or asset groups were based on assumptions and projections that we believe to be reasonable and supportable. The fair-value estimates of our long-lived assets were derived from either independent appraisals, established market values of comparable assets, or internal calculations of estimated future cash flows.

In March 2003, we announced a plan to dispose of or consolidate 14 general hospitals that no longer fit our core operating strategy of building and maintaining competitive networks of quality hospitals in major markets. We recorded an impairment charge in the amount of $61 million in March 2003, $4 million in June 2003, and $99 million in September 2003, primarily for the write-down of long-lived assets and goodwill allocated to these disposed businesses to estimated fair values, less costs to sell, at nine of the facilities, using the relative fair-value method. The carrying values of the remaining facilities are less than their estimated fair values. We expect to record a gain of approximately $260 million to $280 million on the sales of these facilities during the quarter ended December 31, 2003.

In the quarter ended June 30, 2003, following the completion of a budget review, we recorded impairment charges, primarily at seven other hospitals, in the amount of $198 million for the write-down of long-lived assets to their estimated fair values.

During the quarter ended March 31, 2003, we recorded restructuring charges of $9 million, consisting of $6 million in severance and employee relocation costs and $3 million in contract termination and consulting costs incurred with our previously announced plans to reduce our annual operating expenses.

During the quarter ended June 30, 2003, we recorded additional restructuring charges of $77 million. These charges consisted of $48 million in employee benefit, severance and relocation costs, $31 million in noncash stock option modification costs related to terminated employees, $4 million in contract termination and consulting costs, all also incurred in connection with our plans to reduce our operating expenses, and a $6 million reduction in reserves for restructuring charges recorded in prior periods.

During the quarter ended September 30, 2003, we recorded impairment and restructuring charges in the net amount of $9 million. These charges consist of $7 million loss on a long-term office building lease, $5 million in noncash stock option modification costs related to terminated employees, $3 million in employee severance, benefits and relocation costs, $2 million in other exit costs, and $1 million in long-lived asset impairment charges at a closed ambulatory care center, less $9 million in reductions of reserves for restructuring and impairment charges recorded in prior periods. As of September 30, 2003, our liability balance in connection with restructuring charges was $76 million. Cash payments to be applied against these accounts are expected to be $14 million during the remainder of 2003 and $62 million thereafter. We will incur additional restructuring charges, and may incur additional impairment charges, in the future.

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

In August and September 2003, we announced definitive agreements or contracts with four parties for the sale of 11 of the 14 hospitals. In October 2003, we completed the sale of six of these hospitals. Gross proceeds from the sales were approximately $565 million. Announced transactions for the remaining five hospitals, whose gross proceeds, including working capital, are expected to be approximately $187 million, are expected to close on or before December 31, 2003. We expect to record a gain in the range of $260 million to $280 million in the quarter ending December 31, 2003, on the sale of the six hospitals sold in October. Additionally, we ceased operations at one of the hospitals when its long-term lease expired in August 2003, and we closed one hospital in September 2003. Negotiations for the sale of the remaining hospital are ongoing. Net proceeds from these completed and pending transactions are expected to be approximately $630 million after taxes and transaction costs, including working capital. We now intend to use the proceeds from the divestitures for general corporate purposes. These 14 hospitals reported net operating revenues of $923 for the latest 12-month period ended September 30, 2003. The pretax loss from operations of the asset group, including asset impairment charges of $244 million, was $208 million for the same period.

In November 2003, we determined not to renew our leases on two additional hospitals and we expect to cease operations at these hospitals by the end of October and December 2004, respectively. These two hospitals reported net operating revenues of $105 million in each of the nine-month periods ended September 30, 2002 and 2003, pretax income from operations of $10 million for the nine months ended September 30, 2002 and pretax loss from operations of $7 million for nine months ended September 30, 2003 including asset impairment charges of $8 million. The facilities will be returned to their owners upon the expiration of the leases.

Interest expense, net of capitalized interest, was $62 million in the quarter ended September 30, 2002 and $74 million in the current quarter. Interest capitalized in connection with new construction was approximately $2 million in the 2002 quarter and $3 million in the 2003 quarter.

Pretax income from discontinued operations was $81 million in the nine months ended September 2002 and $11 million in the current nine-month period.

Our tax rate before the effect of impairment and restructuring charges and litigation and investigation costs in 2003, and the loss from early extinguishment of debt and goodwill amortization in 2002 was 42.4% for the current nine- month period and 40.3% in the nine months ended September 30, 2002. The increase in the tax rate is primarily due to the accrual of interest on potential audit deficiencies, net of federal and state tax benefits.

Liquidity and Capital Resources

The Company’s liquidity for the nine-month period ended September 30, 2003 was derived primarily from proceeds from the sale of new senior notes, utilization of the Company’s bank credit line, and net cash provided by operating activities.

Net cash provided by operating activities for the nine months ended September 30, 2003 was $720 million. Net cash provided by operating activities for the same period in 2002 was approximately $2.0 billion. Cash flow in 2003 has been adversely impacted by lower profits; reduced Medicare outlier payments; costs of litigation and settlements; and, recently, changes in our business mix as admissions of uninsured patients has grown at an escalating rate.

Although our hospitals expect to receive some level of Medicare outlier revenue in future periods, as discussed earlier, if we had received no Medicare outlier revenue during the periods, net cash provided by operating activities would have been $670 million for the nine months ended September 30, 2003 and approximately $1.3 billion for the same period a year ago.

In January 2003, we sold $1 billion of new 7 3/8% Senior Notes due 2013. We used the net proceeds to repay indebtedness outstanding under our credit agreements and for general corporate purposes. These senior notes are unsecured and rank equally with all of our other unsecured senior indebtedness and are redeemable at any time at our option, with a redemption premium calculated at the time of the redemption. With this transaction and other similar financing transactions in the past two years, we have no significant long-term debt maturities until 2006. After that, the maturities of $2.6 billion of our long-term debt fall between the fiscal years ending December 31, 2011 and 2013. An additional $450 million is not due until 2031.

On October 27, 2003, we announced that we had reached an accord with our lenders to amend the credit agreement retroactively to September 30, 2003. Under the terms of the amended credit agreement, the maximum permitted leverage ratio was increased from 2.50-to-1 to 3.50-to-1 and the aggregate loan commitments available to us, including cash draws and letters of credit, was decreased from $1.5 billion to $1.2 billion, with a $1 billion limit for cash draws. In addition, certain terms previously included in the definitions of the leverage ratio and consolidated total debt were amended to take into consideration our recent operating trends. The amended credit agreement also adds a new covenant that restricts our ability to repurchase non-credit line debt in excess of $50 million if our leverage ratio is greater than 2.5-to-1, unless the credit facility is undrawn and we would have a minimum of $100 million of unrestricted cash on hand following the repurchase of the debt.

Our amended revolving credit agreement and the indentures governing our senior and senior subordinated notes contain affirmative, negative and financial covenants which have, among other requirements, limitations on (1) liens, (2) consolidations, merger or the sale of all or substantially all assets unless no default exists and, in the case of a consolidation or merger, the surviving entity assumes all of our obligations under the credit agreements, (3) our ability to repurchase non-credit line debt, and (4) subsidiary debt. The covenants also provide that, after June 30, 2004, we may declare and pay a dividend and purchase our common stock so long as no default exists and our leverage ratio is less than 2.5-to-1. The leverage ratio is defined in the amended credit agreement as the ratio of our consolidated total debt to consolidated operating income plus the sum of depreciation, amortization, impairment and other unusual charges. At September 30, 2003, the amended leverage ratio was 2.2-to-1, and we were in compliance with all covenants in our amended credit agreement and all indentures for public debt.

We believe that future cash provided by operating activities, the availability of credit under the amended credit agreement, proceeds from asset sales, and, depending on capital market conditions, other borrowings, should be adequate to meet known debt service requirements. It should also be adequate to finance planned capital expenditures, acquisitions and other presently known operating needs over the next three years. Our liquidity will be affected by investigations and legal proceedings, our capital expenditure requirements, our ability to borrow under our credit agreement, and our obligations to make future cash payments under contracts and contingent commitments.

We are currently involved in significant investigations and legal proceedings. (See Part I. Item 3. Legal Proceedings of our Transition Report on Form 10-K, and on page 58 herein for a description of these matters.) Other than the settlements discussed below, we presently cannot determine the timing or the amounts of any potential liabilities that may result from the ultimate resolutions of these investigations and lawsuits. However, we will incur significant costs in defending them, and their outcomes could have a material adverse effect on our liquidity, financial position and results of operations. Through September 30, 2003, we recorded costs of approximately $327 million in connection with these legal proceedings and investigations.

Our liquidity could be adversely affected by the outcomes of litigation and investigations, as well as by economic or regulatory conditions that could affect our net operating revenues.

Capital expenditures, including $48 million for two new general hospitals under construction in Texas and Tennessee, were $563 million in the nine months ended September 30, 2003, compared to $675 million in the corresponding period in 2002. We estimate capital expenditures to be approximately $700-800 million for fiscal year 2004, not including any expenditures for acquisitions. Our capital expenditures primarily relate to the development of integrated health care systems in selected geographic areas, focusing on core services such as cardiology, orthopedics and neurosurgery; the design and construction of new buildings; the expansion and renovation of existing facilities; equipment and systems additions and replacements; introduction of new medical technologies; our initiative to consolidate hospital business offices and standardize our information systems; and various other capital improvements.

Our growth strategy continues to include the development of integrated health care delivery systems. These endeavors may be financed by net cash provided by operating activities, available borrowings under the credit agreement, the sale of assets, the sale of additional debt, or other bank borrowings. As of October 31, 2003, there were no cash borrowings outstanding under our credit agreement;

outstanding letters of credit aggregated $179 million; and our cash borrowing capacity was approximately $1 billion.

Our obligations to make future cash payments under contracts (such as debt and lease agreements) and under contingent commitments (such as debt guarantees and standby letters of credit) are summarized in the table below, as of September 30, 2003:

		Remainder of 2003
(dollars in millions)	Total		Years ended December 31
			2004	2005	2006	2007	Later Year
Long-term debt	4,103	$19	$5	$25	$555	$404	$3,095
Capital lease obligations	43	4	13	2	1	18	5
Long-term operating leases	927	50	182	158	142	134	261
Standby letters of credit and guarantees	197	6	162	7	6	4	12

Total	$5,270	$79	$362	$192	$704	$560	$3,373

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

•                  Provisions for doubtful accounts.

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

There were no significant changes to our policies or to the assumptions, estimates and judgments we used to prepare this quarter’s financial statements from those we used in our latest audited financial statements, except for the changes in our method of calculating Medicare outlier revenues, our method of estimating our provision for doubtful accounts, and our adoption of the following new accounting standards:

•                  SFAS No. 123, as of January 1, 2003, which affects how we account for stock-based compensation.

•                  SFAS No. 146, as of January 1, 2003, which affects how we account for costs associated with exit or disposal activities.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect,” “will,” “may,” “might,” “should,” “estimate,” “intend,” “appear” and words of similar import, and statements regarding our business strategy and plans, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations. They involve known and unknown risks, uncertainties and other factors-many of which we are unable to predict or control-that may cause our actual results, performance or achievements, or health care industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, among others, the following:

•                  Changes in Medicare and Medicaid payments or reimbursements, including those resulting from changes in the method of calculating or paying Medicare outlier payments and those resulting from a shift from traditional reimbursement to managed-care plans, and changes in Medicaid patient eligibility requirements, or any removal or exclusion of the Company, or one or more of its subsidiaries’ hospitals from participation in the Medicare program.

•                  The ability to enter into managed-care provider arrangements on acceptable terms.

•                  The outcome of known and unknown litigation, government investigations, and liability and other claims asserted against us.

•                  Competition, including our failure to attract patients to our hospitals.

•                  The loss of any significant customers or payors.

•                  Changes in, or failure to comply with, laws and governmental regulations.

•                  Changes in business strategy or development plans, including our pricing practices.

•                  Our ability to satisfactorily and timely collect our patient accounts receivable.

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

•                  The availability and terms of capital to fund the needs of our business.

•                  Changes in the distribution process or other factors that may increase our costs of supplies.

•                  Our ability to comply with seismic retrofit requirements in California.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative

Disclosures About Market Risk

There have been no material changes in the market risks from those described in our Transition Report on Form 10-K for the seven months ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

Controls & Procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Exchange Act Rule 13a-14(c) and 15d-14(c). The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in alerting them in a timely manner to material information related to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. It should be noted that the design of any system of controls is limited in its ability to detect errors, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

During the period covered by this quarterly report, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Legal Proceedings

The Company and its subsidiaries are subject to a large number of claims and lawsuits. They are also the subject of federal and state agencies’ heightened and coordinated civil and criminal enforcement efforts, and have received subpoenas and other requests for information relating to a variety of subjects. In the present environment, the Company expects these enforcement activities to take on additional importance, that government enforcement activities will intensify, and that additional matters concerning the Company and/or its subsidiaries may arise. The Company expects similar and new claims and lawsuits to be brought against it from time to time. The Company undertakes no obligation to update this disclosure for any new developments.

The results of these claims and lawsuits cannot be predicted, and the ultimate resolution of these claims and lawsuits, individually or in the aggregate, may have a material adverse effect on the Company’s business, financial position or results of operations. Although the Company defends itself vigorously against claims and lawsuits and cooperates with investigations, these matters

•                  Cause the Company to incur substantial expenses.

•                  Require management to spend substantial time.

•                  Could cause the Company to close or sell hospitals or otherwise modify the way it conducts its business.

•                  Could require the Company to pay substantial damages or amounts in settlement, which in the aggregate are likely to exceed amounts that may be recovered under the Company’s insurance policies.

Currently pending legal proceedings and investigations are principally related to the following subject matters:

1.              Physician Relationships - The Company and certain of its subsidiaries are under scrutiny with respect to the hospitals’ relationships with physicians. The Company believes that all aspects of its relationships with physicians potentially are under review. Proceedings in this area may be criminal, civil or both.

Alvarado Indictment

On December 19, 2002, agents of the IRS and the U.S. Department of Health & Human Services, Office of Inspector General, served federal search warrants at two administrative offices within Alvarado Hospital Medical Center, a hospital owned by a subsidiary of the Company, which hospital is located in San Diego, California. The searches focused on the offices of the hospital chief executive officer ("CEO") and director of business development ("DBD"). The investigation relates to physician relocation, recruitment and consulting arrangements.

On June 5, 2003, a federal grand jury sitting in San Diego returned an eight-count indictment against the hospital CEO, Barry Weinbaum, alleging conspiracy to violate the federal anti-kickback statute and substantive counts alleging the payment of illegal remunerations.

On July 17, 2003, the grand jury returned a superseding indictment adding Tenet HealthSystem Hospitals, Inc. and Alvarado Hospital Medical Center, Inc. as defendants. The superseding indictment charged one count of conspiracy to violate the anti-kickback statute and sixteen substantive counts of payment of illegal remunerations.

On September 25, 2003, the grand jury returned a second superseding indictment that added the DBD Mina Nazaryan, as a defendant. The second superseding indictment charges the defendants with conspiracy to violate the anti-kickback statute and 19 substantive counts of paying illegal remunerations. Additionally, the DBD is charged with one count of obstruction of a health care offense investigation and two counts of witness tampering.

All of the defendants have pleaded not guilty and trial is set for February 17, 2004 in United States District Court in San Diego, California. If convicted, the two defendant subsidiaries would be subject to exclusion from participation in Medicare and other federal and state health care programs.

Southern California Investigations

On July 3, 2003, the Company and several of its subsidiaries received administrative subpoenas from the U.S. Attorney’s Office for the Central District of California seeking documents since 1997 related to physician relocation agreements at seven Southern California hospitals owned by the Company’s subsidiaries, as well as summary information about physician relocation agreements related to all of its hospital subsidiaries. Specifically, the subpoenas, issued in connection with a criminal investigation, seek information from the Company, three intermediary corporate subsidiaries and subsidiaries that own seven of its Southern California hospitals:  Centinela Hospital Medical Center in Inglewood, Daniel Freeman Memorial Hospital in Inglewood, Daniel Freeman Marina Hospital in Marina del Rey, John F. Kennedy Memorial Hospital in Indio, Brotman Medical Center in Culver City, Encino-Tarzana Regional Medical Center in Los Angeles, and Century City Hospital in Los Angeles. The Company is cooperating with the government regarding this investigation.

Physician arrangements at three of these hospitals, Century City Hospital, Brotman Medical Center and Encino-Tarzana Regional Medical Center, currently also are the subject of an ongoing federal civil investigation. In addition, the Company is voluntarily cooperating with the United States Attorney’s Office in Los Angeles regarding its investigation concerning cardiac physician agreements, coronary procedures and billing practices at three hospitals in Southern California —  Centinela Hospital Medical Center, Daniel Freeman Memorial Hospital and USC University Hospital — from 1998 to the present.

Women’s Cancer Center

On or about April 17, 2003, the Company received an administrative subpoena duces tecum from the U.S. Department of Health and Human Services, Office of Inspector General (“OIG”), seeking documents relating to any agreements with the Women’s Cancer Center, a physician’s group practicing in the field of gynecologic oncology, and certain physicians affiliated with that group. The subpoena seeks documents from the Company as well as five subsidiary hospitals: Community Hospital of Los Gatos; Doctors Medical Center of Modesto; San Ramon Regional Medical Center; St. Luke Medical Center in Pasadena (now closed) and Lake Mead Hospital Medical Center.

The investigation continues, and the Company is cooperating with the government in regard to this inquiry.

Florida Medicaid Investigation

On June 6, 2003, the Florida Medicaid Fraud Control Unit (“FMFCU”) issued an investigative subpoena to the Company seeking employee personnel records and contracts with physicians, therapists and management companies, including loan agreements and purchase and sale agreements, from 1992 to the present related to the Florida hospitals owned by Tenet subsidiaries. Since such date, the Company has received additional requests for information, and it is cooperating with the FMFCU’s investigation.

United States Ex Rel. Barbera v. Amisub (North Ridge Hospital), Inc., Case No. 97-6590-CIV-JORDAN (United States District Court for the Southern District of Florida, filed May 13, 1997)

This qui tam lawsuit under the False Claims Act, 31 U.S.C. Section 3729 et seq., was filed under seal by a former employee in 1997 after his employment with a subsidiary of the Company was terminated after six months. The employee’s original qui tam action, which was brought against the Company and various subsidiaries, including the third-tier subsidiary that owns North Ridge Medical Center (“North Ridge”), a hospital located in Fort Lauderdale, Florida, contends that certain physician employment contracts and practice acquisition agreements violate (1) the federal anti-kickback statute, 42 U.S.C. Section 1320-7b(b), and (2) the Stark Act, 42 U.S.C. Section 1395nn. The employee also alleges that the Company and North Ridge submitted improperly coded bills from certain physician practices to the Medicare program that caused them to receive excessive reimbursements.

The government intervened as to certain of the Stark Act-related claims and also contends that North Ridge’s cost reports for fiscal years 1993 through 1997 were false, principally because they improperly included non-reimbursable costs related solely to the physicians’ private practices. The government also has brought various state law claims based on the same allegations. Finally, the government contends that a medical director agreement between North Ridge and a physician not named in the employee’s complaint violated the Stark Act.

The claimant and the government seek treble damages, civil penalties, pre- and post-judgment interest, injunctive and other relief.

The Company filed answers denying all of the allegations made by the claimant and the government. The case is set for trial in January 2004.

2.              Pricing – The Company and certain of its subsidiaries are subject to investigations and lawsuits arising out of the charging strategies implemented at facilities owned by the Company’s subsidiaries.

Outlier Investigation

On January 2, 2003, the United States Attorney’s Office for the Central District of California issued an administrative investigative demand subpoena seeking production of documents related to Medicare outlier payments by the Company and 19 hospitals owned by subsidiaries.

On January 14, 2003, the Company received an additional subpoena requesting information concerning outlier payments and the Company's corporate integrity agreement that expired in 1999.

On or about October 15, 2003, the Company received an additional subpoena from the U.S. Attorney’s Office seeking medical and billing records from 1998 to the present for certain identified patients who were treated at two Los Angeles-area facilities owned by Tenet subsidiaries—Tarzana Regional Medical Center and USC University Hospital. Additionally, the subpoena seeks personnel information concerning certain managers at those facilities during that period, as well as information about the two hospitals’ gross charges for the same time period.

The Company is cooperating with the government in connection with these investigations and the corresponding subpoenas.

Pharmaceutical Pricing Litigation

The Company has been sued in class actions in a number of states regarding the pricing of pharmaceuticals and other products and services at hospitals owned and operated by its subsidiaries. In California, the following actions have been coordinated into one proceeding entitled Tenet Healthcare Cases II, J.C.C.P. No. 4289, now pending in the Los Angeles County Superior Court:

(1)                      Bishop v. Tenet Healthcare Corp., Case No. 2002-074408 (Superior Court of California, County of Alameda, filed December 2, 2002);

(2)                      Castro v. Tenet Healthcare Corp., Case No. C03-00460 (Superior Court of California, County of Contra Costa, filed February 24, 2003);

(3)                      Colon v. Tenet Healthcare Corp., Case No. BC 290360 (Superior Court of California, County of Los Angeles, filed February 13, 2003);

(4)                      Congress of California Seniors v. Tenet Healthcare Corp., Case No. BC 287130 (Superior Court of California, County of Los Angeles, filed December 17, 2002);

(5)                      Delgadillo v. Tenet Healthcare Corp., Case No. BC 290056 (Superior Court of California, County of Los Angeles, filed February 7, 2003);

(6)                      Geller v. Tenet Healthcare Corp., Case No. BC 292641 (Superior Court of California, County of Los Angeles, filed March 21, 2003);

(7)                      Jervis v. Tenet Healthcare Corp., Case No. BC 289522 (Superior Court of California, County of Los Angeles, filed January 30, 2003);

(8)                      Moran v. Tenet Healthcare Corp., Case No. CV 030070 (Superior Court of California, County of San Luis Obispo, filed February 5, 2003);

(9)                      Plocher v. Tenet Healthcare Corp., Case No. BC293236 (Superior Court of California, County of Los Angeles, filed April 2, 2003);

(10)                Vargas v. Tenet Healthcare Corp., Case No. BC 291303 (Superior Court of California, County of Los Angeles, filed March 3, 2003);

(11)                Walker v. Tenet Healthcare Corp., Case No. BC 03082281 (Superior Court of California, County of Alameda, filed February 7, 2003);

(12)                Watson v. Tenet Healthcare Corp., Case No. 147593 (Superior Court of California, County of Shasta, filed December 20, 2002); and

(13)                Yslas v. Tenet Healthcare Corp., Case No. BC 289356 (Superior Court of California, County of Los Angeles, filed January 28, 2003).

On September 3, 2003, plaintiffs in the coordinated California action filed a First Amended and Consolidated Class Action and Representative Complaint against the Company on behalf of plaintiffs and a purported class consisting of certain uninsured, self-insured, and Medicare patients who allegedly paid excessive or unfair prices for prescription drugs or medical products or procedures at hospitals or other medical facilities owned by the Company and/or its subsidiaries. The complaint asserts claims for violation of California’s unfair competition law (Cal. Bus. & Prof. Code Section 17200 et seq.), violation of California’s Consumers’ Legal Remedies Act (Cal. Civ. Code Section 1750), breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. Plaintiffs seek to enjoin the Company from continuing the alleged unfair pricing policies and practices, and to recover all sums wrongfully obtained by those policies and practices, including compensatory damages, punitive damages, restitution, disgorgement of profits, treble damages, and attorneys’ fees and costs. The Company has filed demurrers seeking to have the consolidated complaint dismissed, and a hearing is scheduled for November 18, 2003.

In addition, a similar class action (Wade v. Tenet Healthcare Corporation, et al., No. Ct -000250-03) was filed in Circuit Court in Memphis, Tennessee on January 15, 2003. The complaint asserts claims for violation of the Tennessee Consumer Protection Act, unjust enrichment, fraudulent concealment, declaratory relief and breach of contract. These claims are based on allegations that the Company excessively inflated its charges for medical products, medical services and prescription drugs at its hospitals. Plaintiffs seek compensatory and punitive damages, attorneys’ fees, and equitable and other relief. The Company filed a motion to dismiss the complaint, which the Company anticipates will be set for hearing in November 2003.

On March 31, 2003, the Company was served with a similar class action in Louisiana. Jordan, et al. v. Tenet Healthcare Corp., et al., No 591 374, Civil District Court, Jefferson Parish. The class action complaint alleged that the seven hospitals in Louisiana owned by subsidiaries of the Company charged excessive amounts for prescription drugs, medical services and medical products. The complaint asserted claims for violation of the Louisiana Unfair Trade Practice and Consumer Protection Law, L.S.A. Section 51:1405, and sought on behalf of the alleged class an accounting, injunctive relief, restitution, compensatory damages and attorneys’ fees and costs. The Jordan action was dismissed with prejudice by the court on statute of limitations grounds. A nearly identical action, Wright v. Tenet Healthcare Corp. et al., No. 2003 6262, Civil District

Court, Orleans Parish, Louisiana, was filed on April 22, 2003. The court has granted defendant’s exception to the Wright complaint for failure to state a cause of action and has given plaintiff thirty days to amend her petition. A third class action was filed in Louisiana on May 5, 2003, entitled Miranda v. Tenet Louisiana, Tenet Healthcare Corp., No. 03 6893, Civil District Court, Orleans Parish. The class action complaint, filed on behalf of all uninsured and partially insured residents of Louisiana who were treated at Tenet-affiliated hospitals in Louisiana since February 1, 1999, alleges that the hospitals charged excessive prices for healthcare and pharmaceuticals. Plaintiff asserts claims for unjust enrichment, negligent misrepresentation, fraud and misrepresentation, and breach of contract and seeks compensatory and punitive damages, attorneys’ fees and equitable, injunctive and other relief. The Company has filed exceptions seeking to have the complaint dismissed. The parties have agreed to a stay of the case pending a ruling in the Wright case.

Two similar class actions were filed in Florida, Sanchez v. Lifemark Hospital of Florida dba Palmetto General Hospital, No. 03 10131 CA 32, Miami-Dade County, filed April 25, 2003, and Garcia v. Tenet Healthcare Corp. et al., No. 03 008646 CA 18b, Broward County, filed May 16, 2003, 2003. On October 15, 2003, plaintiffs in the Sanchez action filed a notice of voluntary dismissal without prejudice. In the Garcia action, plaintiffs allege, on behalf of themselves and a purported nationwide class of uninsured and partially insured patients, that the Company and/or its affiliated hospitals charged excessive and unlawful prices for medical products, services and pharmaceuticals. The complaint alleges a violation of Florida’s Deceptive and Unfair Trade Practices Act and also asserts claims for unfair competition and unjust enrichment and seeks damages, attorneys’ fees, and injunctive and other equitable relief. The Company has filed a motion to dismiss the complaint, which is set for hearing in February 2004.

Finally, similar class action was filed on June 19, 2003 in South Carolina, entitled Comer v. Tenet Healthcare Corporation, No 03-CP-46-1688, Court of Common Pleas, Sixth Judicial Circuit, York County. The action has been amended and renamed Atherton v. Tenet Healthcare Corp. & AMISUB of South Carolina, Case No. 03-CP-46-1688. The amended complaint alleges, on behalf of plaintiffs and all “uninsured or self-pay patients” treated at Piedmont Medical Center in York County, South Carolina, since January 1, 1997, that the charges at Piedmont Medical Center are excessive and in breach of a contract between the hospital and York County to limit charges at the hospital. In addition to this breach of contract claim, plaintiffs also have alleged claims for unjust enrichment and implied contract for value of goods and services received and seek compensatory and punitive damages, injunctive and other relief. Additional actions with similar allegations and claims may be filed in these or other states.

Managed Care Insurance Disputes

The Company and its subsidiaries are also engaged in disputes with a number of managed-care health plans and other types of health insurance companies concerning charges at facilities owned by the Company’s subsidiaries and the impact of those charges on stop-loss and other payments. The amounts at issue in these disputes are substantial.  These disputes involve accounts receivable owed to our facilities as well as claims by the insurance companies for alleged overcharges, and the disputes are in various stages, from negotiation to arbitration.

On October 31, 2003, Blue Cross of California notified Doctors Medical Center of Modesto (“DMC”), an acute care facility operated by a subsidiary of the Company, of its intent to terminate its Comprehensive Contracting Hospital Agreement with DMC, effective November 30, 2003.  Tenet subsidiaries operating hospitals in California have been engaged in disputes with Blue Cross over approximately $50 million of accounts receivable that the hospitals claim are due from Blue Cross under similar agreements.  According to Blue Cross, the termination is based upon conclusions it reached regarding the necessity of coronary procedures in a study of a small number of patient records.  DMC and Tenet have concerns about both the methodology of the study and the small sample size, which represents approximately 1.2% of 1,922 cases treated at DMC during the same time.  DMC and the Company are attempting to work with Blue Cross to address these issues.

3.              Securities and Shareholder Matters

In Re Tenet Healthcare Corporation Securities Litigation, Case No. CV-02-8462-RSWL (United States District Court, Central District of California, Consolidated Amended Complaint filed May 23, 2003)

From November 2002 through January 2003, twenty securities class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Central District of California and the Southern District of New York on behalf of all persons or entities who purchased the Company’s securities during the various class periods specified in the complaints. All of these actions have been consolidated under the above-listed case number. The procedures of the Private Securities Litigation Reform Act (“PSLRA”) apply to these cases.

Under the procedures set forth in the PSLRA, on February 10, 2003 the State of New Jersey was appointed “lead” plaintiff in the consolidated actions and its counsel, the law firm of Schiffrin & Barroway, was appointed as lead class counsel. On March 27, 2003, the Rudman Partners and related entities, who were not selected as lead plaintiffs, filed a writ of mandamus in the United States Court of Appeals for the Ninth Circuit seeking to overturn the appointment of the State of New Jersey as lead plaintiff and requesting that they be appointed lead plaintiffs. The writ was denied.

Lead plaintiffs’ counsel filed a single Consolidated Amended Complaint on May 23, 2003. The proposed class of plaintiffs is all purchasers of Tenet securities from January 11, 2000 to November 7, 2002. The defendants in the action are the Company, Jeffrey Barbakow, David Dennis, Trevor Fetter, Thomas Mackey, Raymond Mathiasen, Barry Schochet, Christi Sulzbach, Michael Focht, Maurice DeWald, Robert Kerrey, Bernice Bratter, Sanford Cloud, Van Honeycutt, Lester Korn, Raymond Hay, Lawrence Biondi and Floyd Loop.

The claims are (1) securities fraud under Section 10(b) and Rule 10b-5 of the Securities and Exchange Act of 1934; (2) control person liability pursuant to Section 20(a) of the Securities and Exchange Act of 1934; (3) insider trading under section 10b and rule 10b-5 of the Securities and Exchange Act of 1934; and (4)-(5) making false statements in registration statements for the Company’s debt offerings under Sections 11 and 15 of the Securities Act of 1933. Lead plaintiff’s theory of liability is that the Company and the individual defendants made or were responsible for false and misleading statements concerning (1) the Company’s receipt of Medicare outlier payments; (2) alleged unnecessary heart surgeries at the Company’s Redding Medical Center; and (3) alleged improper Medicare upcoding for higher DRG payments. Plaintiff seeks compensatory damages under the Section 10(b) claims, recission or a recissionary measure of damages under the Section 11 and Section 15 claims, as well as disgorgement, restitution and an accounting of the alleged insider trading proceeds.

On July 25, 2003 the defendants filed a Motion to Dismiss the complaint for failure to plead fraud with the required particularity under the PSLRA. The motion will be heard on November 17, 2003. Pursuant to the PSLRA, all discovery is stayed until the Motion to Dismiss is denied. On October 20, 2003, the court denied a motion by the lead plaintiff to lift the discovery stay.

In addition to this consolidated action, a private plaintiff has filed an individual action in the United States District Court for Massachusetts. That action is captioned Ramsdell v. Tenet Healthcare Corporation and Jeffrey Barbakow, Civil Action No. 03-11304-RCL, United States District Court for the District of Massachusetts. The claims in that action are securities fraud under Section 10(b) and Rule 10b-5 of the Securities and Exchange Act of 1934; (2) control person liability pursuant to Section 20(a) of the Securities and Exchange Act of 1934; and (3) insider trading under the laws of the commonwealth of Massachusetts. The complaint seeks $37,297.84 in compensatory damages. The defendants have moved to transfer this action to the United States District Court for the Central District of California. In the alternative, the defendants have moved to dismiss all of plaintiffs’ claims under the PSLRA and Rule 9(b) of the Federal Rules of Civil Procedure. Plaintiff’s opposition brief is due November 10, 2003. No hearing has been set for defendants’ motion.

Shareholder Derivative Actions

Included actions:

(1)                      In re Tenet Healthcare Corporation Derivative Litigation, Lead Case No. 01098905 (California Superior Court, Santa Barbara County, Consolidated Amended Complaint filed March 3, 2003);

(2)                      In re Tenet Healthcare Corporation Derivative Litigation, Case No. CV-03-0011 RSWL (United States District Court, Central District of California, Consoilidated Amended Complaint filed March 28, 2003).

The listed cases are shareholder derivative actions filed against members of the board of directors and senior management of the Company by shareholders purporting to pursue their actions on behalf of the Company and for its benefit. No pre-lawsuit demand to investigate the allegations or bring the action was made on the board of directors. The Company also is named as a nominal defendant in each of the cases.

In the California derivative litigation, which involves ten cases that have been consolidated, the lead plaintiff filed a consolidated amended complaint on March 3, 2003. On May 1, 2003, defendants filed a motion to stay the California derivative litigation in favor of the federal derivative litigation and filed demurrers to all of the causes of action alleged in the consolidated amended complaint. The complaint alleges claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, indemnification and insider trading under California law. The complaint alleges that the individual defendants breached their fiduciary duties and engaged in gross mismanagement by allegedly ignoring indicators of the lack of control over the Company’s accounting and management practices, allowing the Company to engage in improper conduct, permitting misleading information to be disseminated to shareholders, failing to monitor hospitals and doctors to prevent improper action and otherwise failing to carry out their duties and obligations to the Company. Plaintiffs further allege that the defendants violated the California insider trading statute, Sections 25402 and 25502.2 of the California Corporations Code, because they allegedly knew, but did not disclose, that:  (i)

physicians at hospitals owned by subsidiaries of the Company were routinely performing unnecessary procedures in order to take advantage of Medicare outlier reimbursement; (ii) the Company deliberately raised its prices to take advantage of Medicare outlier reimbursement; (iii) the Company’s growth was dependent primarily on its continued receipt of Medicare outlier payments; and (iv) the rules and regulations related to Medicare outlier payments were being reformed to limit outlier payments, which would have a material negative effect on the Company’s revenues and earnings going forward. Plaintiffs seek a declaration that the individual defendants breached their fiduciary duties, compensatory damages, treble damages pursuant to California Corporation Code Section 25502.5(a) for alleged insider trading, disgorgement of trading profits or other benefits wrongfully obtained, or in the alternative, an equitable lien or constructive trust for Tenet’s benefit on such benefits. On July 22, 2003, the California Superior Court entered an order overruling defendants’ demurrer, and granting the motion to stay, staying the matter until further order of the court. Plaintiff’s motion to reconsider the stay was denied on August 28, 2003. A further status conference has been set for December 11, 2003.

In addition to the derivative litigation pending in the California Superior Court, four derivative cases have also been filed in federal court. These four cases have been consolidated in the United States District Court for the Central District of California. Dr. Bernard Stern, North Border Investments and the City of Philadelphia have been appointed lead plaintiffs. Plaintiffs served their First Consolidated Amended Complaint on March 28, 2003. In addition to common law claims for breach of fiduciary duty, abuse of control, waste of corporate assets, indemnification, insider trading and unjust enrichment, the First Consolidated Amended Complaint alleges violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5. The Exchange Act claims involve allegations of false or misleading statements made in connection with (1) proxy statements regarding the election of certain directors and the approval of stock option grants and (2) Company’s purchase of stock as part of its stock repurchase program. Plaintiffs seek a declaration that the individual defendants breached their fiduciary duties, an order setting aside the election of certain directors at the 2002 Annual Meeting, compensatory damages, disgorgement of trading profits and other benefits wrongfully obtained, or in the alternative, and equitable lien or constructive trust for Tenet’s benefit on such profits and benefits and punitive damages.

On July 25, 2003, the defendants moved to dismiss the causes of action under the Exchange Act pursuant to the PSLRA, and the common law insider trading claim under Federal Rules of Civil Procedure 12(b)(6) and 9(b). The defendants also moved to dismiss all causes of action under Federal Rule of Civil Procedure 23.1, which requires a purported derivative plaintiff to allege with particularity the efforts made, if any, to obtain the action the plaintiff desires from the directors, or, in the alternative, the reasons for the plaintiff’s failure to obtain the action or for not making the effort. Defendants’ motion will be heard on November 17, 2003.

SEC Investigation

The Securities Exchange Commission launched a formal investigation by order dated April 22, 2003. The confidential investigation involves whether the Company’s disclosures in its financial reports of Tenet’s outlier reimbursements and stop loss payments were misleading or otherwise inadequate, and includes whether there was any improper trading in the Company’s securities by current and former directors and officers. The securities law provisions implicated include Sections 10(b) and 17(a) of the Securities and Exchange Act of 1934, and Sections 12b-20, 13a-1

and 13a-13 of the Securities and Exchange Act of 1934, and regulations associated with those statutes.

The SEC has served a series of document and depositions subpoenas of current and former employees, and the Company is cooperating in the investigation.

Hamner v. Tenet Healthcare Corp., Case No. CV 03-2318 RSWL (United States District Court for the Central District of California, filed February 19, 2003)

The plaintiff in this action is Gary Hamner, a former employee of Tenet who is seeking to represent a class of present and former Tenet employees who held stock under the “Tenet Healthcare Corporation Employee Stock Purchase Plan” on October 3, 2001 and thereafter. The defendants are the Company, Lawrence Biondi, Monica Lozano, Floyd Loop, Jeffrey Barbakow, Bernice Bratter, Sanford Cloud, Maurice DeWald, Van Honeycutt, Robert Kerrey, Lester Korn.

The stated claim is for breach of fiduciary duty. The plaintiff alleges that during the Class Period, the defendants failed to disclose information concerning Redding Medical Center and about the Company’s participation in the outlier program to holders of stock in the Company’s Employee Stock Ownership Plan, and thereby harmed the employee shareholders, who otherwise might have sold or diversified their investments. The plaintiffs seek damages and equitable relief on behalf of the alleged class.

The defendants removed this action to the United States District Court for Central District of California on April 3, 2003. On July 23, 2003, the court denied the plaintiff’s motion to remand the action to state court. The plaintiff subsequently amended his complaint and moved to remand again. On October 8, 2003, the court granted the plaintiff’s motion to remand the action back to California Superior Court. Defendants intend to demur to plaintiff’s claim.

Tenet Healthcare Corporation v. M. Lee Pearce and The Tenet Shareholder Committee, LLC, and related counterclaim, Case No. CV-03-2552 RSWL (United States District Court, Central District of California, filed April 10, 2003)

On April 10, 2003, Tenet filed a compliant against M. Lee Pearce, M.D. and the Tenet Shareholder Committee, LLC (“TSC”) under the federal proxy laws seeking injunctive relief in connection with the Company’s 2003 Annual Meeting of Shareholders. On May 12, 2003, Dr. Pearce and TSC filed an answer and counterclaim against the Company, alleging violations of the federal proxy laws and also seeking injunctive relief, as well as attorneys’ fees and costs. On June 16, 2003, Dr. Pearce and TSC filed an amended answer and first amended counterclaim adding a claim for breach of fiduciary duty against the Company, Jeffrey Barbakow and Christi Sulzbach, again seeking exclusively injunctive relief as well as attorneys’ fees and costs. On June 30, 2003, Tenet filed a Motion to Dismiss the first amended counterclaims and its original complaint, without prejudice, which Dr. Pearce and TSC have opposed. The motion currently is set for hearing on November 10, 2003.

4.              Redding Medical Center

Redding OIG Administrative Action

Federal government agencies have been investigating whether two physicians who had privileges at Redding Medical Center performed unnecessary invasive cardiac procedures at the hospital.

On August 4, 2003, Tenet, Tenet HealthSystem Hospitals, Inc. and Redding Medical Center Inc. reached a settlement with the United States and the State of California in the amount of $54 million. This settlement resolves all civil and monetary administrative claims that the United States may have had under the False Claims Act, the Civil Monetary Penalties Law, the Program Fraud Civil Remedies Act and/or common law theories of payment by mistake, unjust enrichment, breach of contract and fraud arising out of the performance of,  and billings for, alleged medically unnecessary cardiac procedures at Redding Medical Center from January 1, 1997 through December 31, 2002. In addition, the settlement resolves all civil and monetary administrative claims the State of California may have had under California Government Code Section 12650-54 and/or common law theories of payment by mistake, unjust enrichment, breach of contract and fraud arising out of this same alleged conduct. The Company has been informed by the U. S. Attorney’s Office for the Eastern District of California that it will not initiate any criminal charges against Redding Medical Center, Inc., Tenet HealthSystem Hospitals Inc. or Tenet for the conduct covered by the settlement. The settlement had no affect on the civil litigation described below.

The Office of Inspector General ("OIG") in the Department of Health and Human Services agreed to the settlement, but reserved the right to pursue possible administrative action later. On September 3, 2003, Tenet received notice from the OIG of its intention to begin administrative proceedings to exclude Redding Medical Center from participation in Medicare and other federal health care programs. The OIG notice said it launched the process because it had determined that RMC from 1999 through 2002 “furnished cardiology and cardiac services (including several cardiac catheterizations and coronary artery bypass grafts) that were medically unnecessary and failed to meet professionally recognized standards of health care.”  The notice gave RMC an opportunity to offer documents and other evidence to demonstrate that exclusion is unwarranted, and RMC has made a written submission to the OIG in response to the notice. If a decision to exclude is made, the Company would have the right to appeal in administrative law proceedings. If exclusion occurs, the net operating revenues from that hospital would be severely impacted.

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

(5)                      Morrell v. Chae Moon, M.D., et al., Case No. 147271 (California Superior Court, Shasta County, filed November 8, 2002);

(6)                      Reed v. Chae Moon, M.D., et al., Case No. 147391 (California Superior Court, Shasta County, filed November 22, 2002);

(7)                      Smath v. Chae Moon, M.D., et al., Case No. 147433 (California Superior Court, Shasta County, filed November 27, 2002);

(8)                      Corapi v. Chae Moon, M.D., et al., Case No. 147223 (California Superior Court, Shasta County, filed November 27, 2002);

(9)                      California Foundation for Independent Living Centers v. Tenet Healthcare Corporation et al., Case No. 147610 (California Superior Court, Shasta County, filed December 27, 2002);

(10)                Baker v. Chae Moon, M.D., et al., Case No. 148326 (California Superior Court, Shasta County, filed March 19, 2003);

(11)                Betsey v. Tenet Healthcare Corp., et al., Case No. 149136 (California Superior Court, Shasta County, filed June 25, 2003);

(12)                Iman v. Chae Moon, M.D., et al., Case No. 148551 (California Superior Court, Shasta County, filed April 18, 2003);

(13)                Bacani v. Chae Moon, M.D., et al., Case No. 148675 (California Superior Court, Shasta County, filed May 1, 2003);

(14)                Fitzgerald et al. v. Chae Moon, M.D., et al., Case No. 148676 (California Superior Court, Shasta County, filed May 1, 2003);

(15)                Garcia v. Chae Moon, M.D., et al., Case No. 148710 (California Superior Court, Shasta County, filed May 5, 2003);

(16)                Garwood v. Chae Moon, M.D., et al., Case No. 148709 (California Superior Court, Shasta County, filed May 5, 2003);

(17)                Hunt, E. v. Chae Moon, M.D., et al., Case No. 148677 (California Superior Court, Shasta County, filed May 1, 2003);

(18)                Kenney v. Chae Moon, M.D., et al., Case No. 148678 (California Superior Court, Shasta County, filed May 1, 2003);

(19)                Keys v. Chae Moon, M.D., et al., Case No. 148679 (California Superior Court, Shasta County, filed May 1, 2003);

(20)                Kirk et al. v. Chae Moon, M.D., et al., Case No. 148681 (California Superior Court, Shasta County, filed May 1, 2003);

(21)                Newson v. Chae Moon, M.D., et al., Case No. 148683 (California Superior Court, Shasta County, filed May 1, 2003);

(22)                Thompson et al. v. Chae Moon, M.D., et al., Case No. 148723 (California Superior Court, Shasta County, filed May 7, 2003);

(23)                Varicelli v. Chae Moon, M.D., et al., Case No. 148684 (California Superior Court, Shasta County, filed May 1, 2003);

(24)                Adams et al. v. Tenet Healthcare Corp. et al., Case No. 149024 (California Superior Court, Shasta County, filed June 12, 2003);

(25)                Alvarez et al. v. Tenet Healthcare Corp. et al., Case No. 149063 (California Superior Court, Shasta County, filed June 16, 2003);

(26)                Baldini et al. v. Tenet Healthcare Corp. et al., Case No. 149025 (California Superior Court, Shasta County, filed June 12, 2003);

(27)                Handel et al. v. Tenet Healthcare Corp. et al., Case No. 149064 (California Superior Court, Shasta County, filed June 16, 2003);

(28)                Wooten et al. v. Tenet Healthcare Corp. et al., Case No. 148633 (California Superior Court, Shasta County, filed April 28, 2003);

(29)                Hunt, S. v. Tenet Healthcare Corp. et al., Case No. 148283 (California Superior Court, Shasta County, filed March 18, 2003);

(30)                Zamora v. Tenet Healthcare Corp. et al., Case No. 149510 (California Superior Court, Shasta County, filed August 11, 2003);

(31)                Ford v. Chae Moon et al., Case No. 149809 (California Superior Court, Shasta County, filed September 17, 2003);

(32)                Burton et al. v. Tenet Healthcare Corporation et al., Case No. 148703 (California Superior Court, Shasta County, filed May 5, 2003);

(33)                Calistro et al. v. Tenet Healthcare Corporation et al., Case No. 148705 (California Superior Court, Shasta County, filed May 5, 2003);

(34)                Gately et al. v. Tenet Healthcare Corporation et al., Case No. 148932 (California Superior Court, Shasta County, filed June 3, 2003);

(35)                Ogram v. Tenet Healthcare Corporation et al., Case No. 148704 (California Superior Court, Shasta County, filed May 5, 2003);

(36)                Roope v. Chae Moon et al., Case No. 148247 (California Superior Court, Shasta County, filed March 14, 2003);

(37)                Atwell v. Chae Moon et al., Case No. 03AS01208 (California Superior Court, Sacramento County, filed March 4, 2003);

(38)                Cordell v. Chae Moon et al., Case No. 03AS01288 (California Superior Court, Sacramento County, filed March 10, 2003);

(39)                Dillard et al. v. Chae Moon et al., Case No. 03AS00544 (California Superior Court, Sacramento County, filed January 31, 2003);

(40)                Gill v. Chae Moon et al., Case No. 03AS01025 (California Superior Court, Sacramento County, filed February 25, 2003);

(41)                Harrison et al. v. Chae Moon et al., Case No. 149411 (California Superior Court, Shasta County, filed July 30, 2003);

(42)                Leaf et al. v. Chae Moon et al., Case No. 03AS00731 (California Superior Court, Sacramento County, filed February 10, 2003);

(43)                Parker v. Chae Moon et al., Case No. 03AS01333 (California Superior Court, Sacramento County, filed March 10, 2003);

(44)                Pollard v. Chae Moon et al., Case No. 03AS01334 (California Superior Court, Sacramento County, filed March 10, 2003);

(45)                Shrader et al. v. Chae Moon et al., Case No. 149062 (California Superior Court, Shasta County, filed June 16, 2003);

(46)                Wigley v. Chae Moon et al., Case No. 03AS01286 (California Superior Court, Sacramento County, filed March 10, 2003);

(47)                Hooper et al. v. Tenet Healthcare Corporation et al., Case No. 03AS04983 (California Superior Court, Sacramento County, filed September 5, 2003);

(48)                Aduddell et al. v. Tenet Healthcare Corp. et al., Case No. 148656 (California Superior Court, Shasta County, filed April 30, 2003);

(49)                Bontrager v. Tenet Healthcare Corp. et al., Case No. 148029 (California Superior Court, Shasta County, filed February 20, 2003);

(50)                Osborne v. Tenet Healthcare Corp. et al., Case No. 148027 (California Superior Court, Shasta County, filed February 20, 2003); and

(51)                Stein v. Tenet Healthcare Corp. et al., Case No. 148028 (California Superior Court, Shasta County, filed February 20, 2003).

Generally these cases were filed as a result of an advertising campaign by various plaintiffs’ counsel subsequent to the announcement of the government’s investigation concerning whether two physicians, who were independent contractors with medical staff privileges at Redding Medical Center, may have performed unnecessary coronary procedures. When filed, the complaints in actions (1)-(9) alleged various claims including fraud, conspiracy to commit fraud, unfair and deceptive business practices in violation of California Business & Professions Code section 17200, elder abuse, battery, and intentional infliction of emotional distress. One of the cases also alleged a wrongful death claim. Although the specific claims varied from case to case, the complaints generally alleged that the physician defendants knowingly performed unnecessary coronary procedures on patients and that the Company and RMC knew or should have known that such unnecessary procedures were being performed. These complaints sought injunctive relief, restitution, disgorgement and compensatory and punitive damages. The Company filed demurrers and motions to strike in response to the complaints. In each case the Court either sustained the demurrers in their entirety or plaintiffs voluntarily withdrew their original complaints. Plaintiffs then filed amended complaints in actions (1)-(9), and they alleged various claims including fraud and conspiracy to commit fraud, breach of fiduciary duty and conspiracy to breach fiduciary duty, intentional infliction of emotional distress and conspiracy to intentionally inflict emotional distress, battery, elder abuse and negligence. The claim for unfair and deceptive business practices in violation of California Business & Professions Code section 17200 was dropped from all but action (9). The wrongful death claim also was dropped from each of these cases. Although the specific claims alleged in the amended complaints once again varied from case to case, they generally alleged that the physician defendants knowingly performed unnecessary coronary procedures on patients and that the Company and RMC knew or should have known that such unnecessary procedures were being performed. The Company again filed demurrers and motions to strike with respect to the amended complaints. With the exception of action (1) in which plaintiffs recently dismissed this case with prejudice and action (9) in which the demurrers to plaintiff’s first amended complaint have not yet been heard, in each case the Court again sustained the demurrers in their entirety. In September, plaintiffs filed second amended complaints in actions (2), (3) and (5)-(7) and a third amended complaint in action (8) alleging claims for fraud, breach of fiduciary duty, battery, elder abuse and negligence. The Company has also filed demurrers and motions to strike with respect to the second and third amended complaints filed in these actions. Plaintiff in action (4) has not filed a second amended complaint, and the Company has filed a motion to dismiss that action with prejudice. The demurrers and motions in these actions are scheduled to be heard on November 17, 2003.

Actions (10)–(29) are more recently served, and these actions are similarly based upon allegations that certain physicians at Redding Medical Center knowingly performed unnecessary coronary procedures on patients. These actions allege various claims including fraud, breach of fiduciary duty, battery, elder abuse, negligence, false imprisonment, loss of consortium and wrongful death. Plaintiffs seek general, special and punitive damages and attorneys’ fees. Our demurrers and motions to strike filed in these actions are scheduled to be heard on November 17, 2003 and December 8, 2003. Actions (30)-(51) were also recently served, and they are based upon similar allegations, raise similar claims and seek similar relief. The Company will be filing demurrers and motions to strike with respect to the complaints filed in these actions as well. The Company anticipates that additional actions with similar allegations will be filed and served.

During the period November 2002 to the present, the Company was also served with over 1,400 notices of intent to commence civil actions for negligence with respect to allegedly unnecessary cardiac procedures performed at RMC by the non-employed physicians. One such medical malpractice action, Roberts v. Chae Moon, M.D., et al., Case No. 02AS07065 was filed in California Superior Court, Sacramento County, on November 18, 2002. That case has not yet been served on the Company. It alleges claims for professional negligence, battery, fraud and deceit, conspiracy, intentional infliction of emotional distress, negligent supervision and loss of consortium. The complaint seeks compensatory and punitive damages and other relief. The Company anticipates that additional cases with similar allegations will be filed and has received more than 1,400 notices of intent to file similar lawsuits.

5.              Medicare Coding

United States v. Tenet Healthcare Corp., et al, Case No. CV-03-206-GAF (United States District Court for the Central District of California, filed January 9, 2003).

The U.S. Department of Justice, in conjunction with the U.S. Department of Health & Human Services, Office of Inspector General, has been investigating certain hospital billings to Medicare for inpatient stays reimbursed pursuant to diagnosis-related groups (“DRG”) 79 (pneumonia), 415 (operating room procedure for infectious and parasitic diseases), 416 (septicemia), and 475 (respiratory system diagnosis with mechanical ventilator). The investigation is believed to have stemmed initially from the government’s nationwide pneumonia “upcoding” initiative and focuses on 103 acute care hospitals owned by subsidiaries of the Company or its predecessors during the period September 1992 through December 1998. On January 9, 2003, the government filed a lawsuit in the United States District Court for the Central District of California in regard to this matter alleging violations, among other things, of the federal False Claims Act. The government seeks treble damages and other relief. On March 24, 2003, the Company filed a motion to dismiss the complaint and another motion attacking the government’s complaint. The motions are pending and the court has not yet ruled. The parties are also engaged in preliminary discovery and no trial date has been set.

6.              Other Litigation

John C. Bedrosian v. Tenet Healthcare Corp., Case No. SC026542 (Los Angeles County Superior Court, filed October 5, 1993)

On October 29, 2003, the Court of Appeal of the State of California, Second Appellate District, Division Two, awarded $253 million in contract damages for failing to provide certain stock incentive awards to John C. Bedrosian, one of the three founders of National Medical Enterprises Inc., or NME. The appellate court ruling modified a lower court decision earlier this year that awarded Mr. Bedrosian a judgment of approximately $7.6 million in a lawsuit he filed against the Company alleging breach of his employment contract in connection with the termination of his employment 10 years ago. The lower court also awarded Mr. Bedrosian an additional $1.6 million in attorney’s fees and costs. Mr. Bedrosian subsequently appealed the lower court rulings.

Mr. Bedrosian’s employment with NME was terminated in September 1993, following a federal investigation into the Company’s psychiatric subsidiary. Under new management, NME was renamed Tenet Healthcare Corporation in 1995, following the resolution of the investigation and a subsequent merger of NME and American Medical International Inc.

Although the Company will seek to have this decision reviewed, there is no assurance that it will be reviewed or that any relief will be granted.

People’s Health Network Investigation

People’s Health Network, or PHN, a New Orleans health plan management services provider in which a Tenet subsidiary holds a 50-percent membership interest, in October 2003 received two subpoenas from the U.S. Attorney’s office in New Orleans seeking certain records from Jan. 1, 1999 to the present. The first subpoena, received October 3, 2003, seeks documents including articles of incorporation and bylaws, membership data, agendas and minutes of meetings, and policy manuals from PHN and additional documents related to several New Orleans-area independent physician associations that also hold membership interests in PHN. The second subpoena, received on October 14, 2003, seeks patient information for patients who were admitted to a rehabilitation unit and members for whom inpatient rehabilitation services were ordered, recommended, or requested, and subsequently denied.

Congressional Investigations

On September 5, 2003, Senator Charles E. Grassley of the Senate Finance Committee notified the Company that the Committee is investigating the Company and has requested documents relating to Redding Medical Center, Medicare outlier payments, patient care, and other matters. Since such time, the Company has received additional requests from the Senate Finance Committee, including requests for quality reviews at certain hospitals. The Company is cooperating in regard to this investigation.

Twenty large health care systems in the United States, including the Company, received a letter dated July 16, 2003 from the U.S. House of Representatives, Committee on Energy and Commerce, seeking documents related to hospital billing practices and their impact on the uninsured. Specifically, the Committee, through its Subcommittee on Oversight and

Investigations, is conducting an investigation into the “sophisticated and complicated forces driving health care financing, including government entitlements, managed care, rising costs, and shrinking public funds.” The Subcommittee is seeking input from each of the major health care systems to analyze the impact these competing forces have on the uninsured patient population. The Company is cooperating with the Subcommittee in connection with the investigation.

Internal Revenue Service

The Internal Revenue Service has completed an examination of our federal income tax returns for our fiscal years ended May 31, 1995, 1996 and 1997. It has issued a Revenue Agent’s Report in which it proposes to assess an aggregate tax deficiency for the three-year audit period of $157 million plus interest of approximately $118 million through September 30, 2003, before any federal or state tax benefit. The Revenue Agent’s Report contains several disputed adjustments, including the disallowance of a deduction for a portion of the civil settlement paid to the federal government in June 1994 related to our discontinued psychiatric hospital business and a disputed adjustment with respect to the timing of the recognition of income for tax purposes pertaining to Medicare and Medicaid net revenues. In connection with the proposed adjustment regarding the civil settlement, we recorded an additional after-tax charge for taxes and interest to discontinued operations of approximately $70 million in the quarter ended June 30, 2003. We believe our original deductions and methods of accounting were appropriate, and we have filed a protest with the Appeals Division of the Internal Revenue Service. In the event that these issues cannot be resolved successfully with the Appeals Division, we may further appeal their findings by filing a petition for redetermination of a deficiency with the Tax Court or by filing a claim for refund in U.S. District Court or in the Court of Federal Claims. In order to file a claim for refund in U.S. District Court or in the Court of Federal Claims, all disputed taxes plus interest must be paid prior to filing the claim. We currently are not able to estimate the total amount, if any, that we might owe or pay upon final resolution of these issues, nor are we able to estimate the timing of the final resolution of this matter.

Medical Malpractice and Other Ordinary Course

In addition to the litigation described above, the Company is subject to claims and lawsuits in the ordinary course of business. The largest categories of these claims relate to medical malpractice.

ITEM 4.  Submission of Matters to a Vote of Security Holders

Submission of Matters to a Vote of Security Holders

The results of our annual meeting of shareholders, held on July 23, 2003, were reported in our Form 10-Q for the quarter ended June 30, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits and Reports on Form 8-K

(a)                                  Exhibits

(3)                                  Articles of Incorporation and Bylaws

(a)                                  Amended and Restated Articles of Incorporation of Registrant, as amended and restated July 23, 2003 (Incorporated by reference to Exhibit 3(a) to Registrant’s Quarterly Report on Form 10-Q, filed August 8, 2003).

(b)                                 Amended and Restated Bylaws of Registrant, as amended and restated November 6, 2003. *

(4)                                  Instruments Defining the Rights of Security Holders, Including Indentures

(a)                                  Indenture, dated as of November 6, 2001, between Tenet and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, filed November 6, 2001).

(b)                                 First Supplemental Indenture, dated as of November 6, 2001, between Tenet and The Bank of New York, as Trustee, relating to 5 3/8 % Senior Notes due 2006 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, filed November 6, 2001).

(c)                                  Second Supplemental Indenture, dated as of November 6, 2001, between Tenet and The Bank of New York, as Trustee, relating to 6 3/8 % Senior Notes due 2011 (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, filed November 6, 2001).

(d)                                 Third Supplemental Indenture, dated as of November 6, 2001, between Tenet and The Bank of New York, as Trustee, relating to 6 7/8 % Senior Notes due 2031 (Incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K, filed November 6, 2001).

(e)                                  Fourth Supplemental Indenture, dated March 7, 2002, between Tenet and The Bank of New York, as Trustee, relating to 6 1/2 % Senior Notes due 2012 (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, filed March 7, 2002).

(f)                                    Fifth Supplemental Indenture, dated June 25, 2002, between Tenet and The Bank of New York, as Trustee, relating to 5% Senior Notes due 2007 (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, filed June 25, 2002).

(g)                                 Sixth Supplemental Indenture, dated January 28, 2003, between Tenet and The Bank of New York, as Trustee, relating to 7 3/8 % Senior Notes due 2013 (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, filed January 31, 2003).

(10)                            Material Contracts

(a)                                  $1,200,000,000 Five-Year Credit Agreement, dated as of March 1, 2001, as amended by Amendment No. 1, dated as of October 10, 2001, as amended by Amendment No. 2, dated February 28, 2003, as amended by Amendment No. 3, dated September 30, 2003, among the Registrant, as Borrower, the Lenders, Managing Agents and Co-Agents party thereto, the Swingline Bank party thereto, The Bank of New York, The Bank of Nova Scotia and Salomon Smith Barney, Inc. as Documentation Agents, Bank of America, N.A. as Syndication Agent and Morgan Guaranty Trust Company of New York as Administrative Agent.*

(b)                                 Letter from the Registrant to Jeffrey C. Barbakow, dated May 26, 1993 (Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K, filed August 26, 1999, for the fiscal year ended May 31, 1999).

(c)                                  Letter from the Registrant to Jeffrey C. Barbakow, dated June 1, 1993 (Incorporated by reference to Exhibit 10(i) to Registrant’s Annual Report on Form 10-K, filed August 26, 1999, for the fiscal year ended May 31, 1999).

(d)                                 Memorandum from the Registrant to Jeffrey C. Barbakow, filed June 14, 1993 (Incorporated by reference to Exhibit 10(j) to Registrant’s Annual Report on Form 10-K, filed August 26, 1999, for the fiscal year ended May 31, 1999).

(e)                                  Memorandum of Understanding, dated May 21, 1996, from Jeffrey C. Barbakow to the Registrant (Incorporated by reference to Exhibit 10(f) to Registrant’s Annual Report on Form 10-K, filed August 20, 2001, for the fiscal year ended May 31, 2001).

(f)                                    Deferred Compensation Agreement, dated May 31, 1997, between Jeffrey C. Barbakow and the Registrant.*

(g)                                 Memorandum of Understanding, dated June 1, 2001, from Jeffrey C. Barbakow to the Registrant (Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K, filed August 20, 2001, for the fiscal year ended May 31, 2001).

(h)                                 Letter from the Registrant to Jeffrey C. Barbakow, dated April 14, 2003 (Incorporated by reference to Exhibit 10(i) to Registrant’s Transition Report on Form 10-K, filed May 15, 2003, for the seven month transition period ended December 31, 2002).

(i)                                     Letter from the Registrant to David L. Dennis, dated February 18, 2000 (Incorporated by reference to Exhibit 10(j) to Registrant’s Annual Report on Form 10-K, filed August 15, 2000, for the fiscal year ended May 31, 2000).

(j)                                     Letter from the Registrant to Trevor Fetter, dated November 7, 2002 (Incorporated by reference to Exhibit 10(k) to Registrant’s Transition Report on Form 10-K, filed May 15, 2003, for the seven month transition period ended December 31, 2002).

(k)                                  Restricted Stock Agreement, dated January 21, 2003, between Trevor Fetter and the Registrant (Incorporated by reference to Exhibit 10(b) to Registrant’s Quarterly Report on Form 10-Q, filed April 14, 2003, for the fiscal quarter ended February 28, 2003).

(l)                                     Letter from the Registrant to Trevor Fetter, dated September 15, 2003.*

(m)                               Consulting and Non-Compete Agreement, dated February 13, 2003, between Thomas B. Mackey and the Registrant (Incorporated by reference to Exhibit 10(m) to Registrant’s Transition Report on Form 10-K, filed May 15, 2003 for the seven-month transition period ended December 31, 2002).

(n)                                 Letter from the Registrant to Reynold Jennings, dated April 16, 2003 (Incorporated by reference to Exhibit 10(n) to Registrant’s Transition Report on Form 10-K, filed May 15, 2003, for the seven month transition period ended December 31, 2002).

(o)                                 Letter from the Registrant to Randy Smith, dated April 16, 2003 (Incorporated by reference to Exhibit 10(o) to Registrant’s Transition Report on Form 10-K, filed May 15, 2003, for the seven month transition period ended December 31, 2002).

(p)                                 Tenet Executive Severance Protection Plan (Incorporated by reference to Exhibit 10(p) to Registrant’s Transition Report on Form 10-K, filed May 15, 2003, for the seven month transition period ended December 31, 2002).

(q)                                 Board of Directors Retirement Plan, effective January 1, 1985, as amended August 18, 1993, April 25, 1994 and July 30, 1997.*

(r)                                    Tenet Healthcare Corporation Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10(n) to Registrant’s Annual Report on Form 10-K, filed August 13, 2002, for the fiscal year ended May 31, 2002).

(s)                                  Fourth Amended and Restated Tenet 2001 Deferred Compensation Plan (Incorporated by reference to Exhibit 10(s) to Registrant’s Transition Report on Form 10-K, filed May 15, 2003, for the seven-month transition period ended December 31, 2002).

(t)                                    Second Amended and Restated Tenet Executive Deferred Compensation Plans Trust (Incorporated by reference to Exhibit 10(r) to Registrant’s Annual Report on Form 10-K, filed August 20, 2001, for the fiscal year ended May 31, 2001).

(u)                                 Tenet Healthcare Corporation Second Amended and Restated 1994 Directors Stock Option Plan (Incorporated by reference to Exhibit 10(s) to Registrant’s Annual Report on Form 10-K, filed August 20, 2001, for the fiscal year ended May 31, 2001).

(v)                                 1991 Stock Incentive Plan (Incorporated by reference to Exhibit 10(t) to Registrant’s Annual Report on Form 10-K, filed August 20, 2001, for the fiscal year ended May 31, 2001).

(w)                               Amended and Restated 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10(s) to Registrant’s Annual Report on Form 10-K, filed August 13, 2002, for the fiscal year ended May 31, 2002).

(x)                                   First Amended and Restated Tenet Healthcare Corporation 1999 Broad-Based Stock Incentive Plan (Incorporated by reference to Exhibit 10(t) to Registrant’s Annual Report on Form 10-K, filed August 13, 2002, for the fiscal year ended May 31, 2002).

(y)                                 Tenet Healthcare Corporation 2001 Stock Incentive Plan (Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement, filed August 20, 2001, for the Annual Meeting of Shareholders held on October 10, 2001).

(z)                                   Tenet Healthcare Corporation 2001 Annual Incentive Plan (Incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement, filed August 20, 2001, for the Annual Meeting of Shareholders held on October 10, 2001).

(31)                            Section 302 Certifications

(a)                                  Certification of Trevor Fetter, president and chief executive officer

(b)                                 Certification of Stephen D. Farber, chief financial officer

(32)                            Section 906 Certifications

(a)                                  Certification of Trevor Fetter, president and chief executive officer

(b)                                 Certification of Stephen D. Farber, chief financial officer

(b)                                 Reports on Form 8-K

(1)                                  Current Report on Form 8-K, filed with the SEC on July 16, 2003 (reporting under Item 9).

(2)                                  Current Report on Form 8-K, filed with the SEC on July 18, 2003 (reporting under Item 9).

(3)                                  Current Report on Form 8-K, filed with the SEC on August 7, 2003 (reporting under Item 9).

(4)                                  Current Report on Form 8-K, filed with the SEC on August 7, 2003 (reporting under Item 12).

(5)                                  Current Report on Form 8-K, filed with the SEC on September 2, 2003 (reporting under Item 9).

(6)                                  Current Report on Form 8-K, filed with the SEC on September 4, 2003 (reporting under Item 9).

(7)                                  Current Report on Form 8-K, filed with the SEC on September 8, 2003 (includes financial statements) (reporting under Item 9).

(8)                                  Current Report on Form 8-K, filed with the SEC on September 17, 2003 (reporting under Item 9).

(9)                                  Current Report on Form 8-K, filed with the SEC on September 25, 2003 (reporting under Item 9).

(10)                            Current Report on Form 8-K, filed with the SEC on September 26, 2003 (reporting under Item 9).

(11)                            Current Report on Form 8-K, filed with the SEC on September 29, 2003 (reporting under Item 9).

(12)                            Current Report on Form 8-K filed with the SEC on October 7, 2003 (reporting under Item 9).

(13)                            Current Report on Form 8-K filed with the SEC on October 14, 2003 (reporting under Item 9).

(14)                            Current Report on Form 8-K, filed with the SEC on October 17, 2003 (reporting under Item 9).

(15)                            Current Report on Form 8-K, filed with the SEC on October 22, 2003 (reporting under Item 9).

(16)                            Current Report on Form 8-K, filed with the SEC on October 28, 2003 (reporting under Item 9).

(17)                            Current Report on Form 8-K, filed with the SEC on October 30, 2003 (reporting under Item 9).

(18)                            Current Report on Form 8-K, filed with the SEC on October 31, 2003 (reporting under Item 9).

(19)                            Current Report on Form 8-K, filed with the SEC on November 4, 2003 (reporting under Item 9).

(20)                            Current Report on Form 8-K, filed with the SEC on November 4, 2003 (reporting under Item 9).

(21)                            Current Report on Form 8-K, filed with the SEC on November 4, 2003 (reporting under Item 9).

(22)                            Current Report on Form 8-K/A, filed with the SEC on November 5, 2003 (reporting under Item 9).

*  Filed herewith.

Note:  Items 2, 3, and 5 of Part II are omitted because they are not applicable.

Signatures

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2003	Tenet Healthcare Corporation
(Registrant)

/s/ STEPHEN D. FARBER
Stephen D. Farber
Chief Financial Officer
(Principal Financial Officer)

/s/ TIMOTHY L. PULLEN
Timothy L. Pullen
Executive Vice President,
Chief Accounting Officer
(Principal Accounting Officer)