Form 10-K
period 2003-12-31
TENET HEALTHCARE CORP
filed 2004-03-15
CIK 70318

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from

Commission file number 1-7293

TENET HEALTHCARE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-2557091 (IRS Employer Identification No.)
3820 State Street Santa Barbara, CA 93105 (Address of principal executive offices)
(805) 563-7000 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock	New York Stock Exchange and Pacific Stock Exchange
8% Senior Notes due 2005	New York Stock Exchange
5 3/8% Senior Notes due 2006	New York Stock Exchange
5% Senior Notes due 2007	New York Stock Exchange
6 3/8% Senior Notes due 2011	New York Stock Exchange
6 1/2% Senior Notes due 2012	New York Stock Exchange
7 3/8% Senior Notes due 2013	New York Stock Exchange
6 7/8% Senior Notes due 2031	New York Stock Exchange
8 1/8% Senior Subordinated Notes due 2008	New York Stock Exchange

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes ☒    No ☐

        As of June 30, 2003, there were 462,863,619 shares of common stock outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the Registrant as of June 30, 2003, based on the closing price of the Registrant's shares on the New York Stock Exchange, was approximately $5,386,886,861. This information is being provided pursuant to SEC rules. As of February 27, 2004, there were 465,453,681 shares of common stock outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the Registrant as of February 27, 2004, based on the closing price of the Registrant's shares on the New York Stock Exchange, was approximately $5,589,105,084. Reporting this information as of February 27, 2004 is not required by SEC rules, but the Registrant is furnishing it to give shareholders a more recent statement of the value of stock held by non-affiliates. For the purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive proxy statement for the 2004 annual meeting of shareholders to be held on May 6, 2004 are incorporated by reference into Part III of this Form 10-K.

i

PART I.

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

        Tenet Healthcare Corporation operates in one line of business—the provision of health care, primarily through the operation of general acute care hospitals. All of Tenet's operations are conducted through its subsidiaries. (Unless the context otherwise requires, Tenet and its subsidiaries are referred to herein as "Tenet," the "Company," "we" or "us.") Tenet is the second largest investor-owned health care services company in the United States. At December 31, 2003, Tenet's subsidiaries owned or operated 101 domestic general hospitals with 25,116 licensed beds, serving urban and rural communities in 15 states. Of those domestic general hospitals, 82 were owned by Tenet subsidiaries and 19 were owned by third parties and leased by Tenet subsidiaries (including one Tenet-owned facility that is on land leased from a third party). Our domestic general hospitals generated 95.8% and 97.0% of our net operating revenues in the years ended May 31, 2001 and 2002, respectively, 97.3% in the year ended December 31, 2002, and 96.8% in the year ended December 31, 2003.

        At December 31, 2003, Tenet subsidiaries also owned various related domestic health care facilities, including a small number of rehabilitation hospitals, specialty hospitals, long-term-care facilities, a psychiatric facility and medical office buildings—each of which is located on the same campus as, or nearby, one of our general hospitals—and a general hospital in Barcelona, Spain. In addition, our subsidiaries owned physician practices, captive insurance companies, and various ancillary health care businesses, including outpatient surgery centers, home health care agencies, occupational and rural health care clinics, and health maintenance organizations.

        Our mission is to provide quality health care services within existing regulatory and managed care environments that are responsive to the needs of the communities we serve. To accomplish our mission, our operating strategies are to (1) improve the quality of care provided at our hospitals by identifying best practices and exporting those best practices to all of our hospitals, (2) improve operating efficiencies and reduce costs while maintaining or improving the quality of care provided, (3) improve patient, physician and employee satisfaction, (4) improve recruitment and retention of nurses and other employees, (5) reduce bad-debt expense and improve cash flow, and (6) acquire new, or divest existing, facilities as market conditions, operational goals and other considerations warrant. We adjust these strategies as necessary in response to changes in the economic and regulatory climates in which we operate and the success or failure of our various efforts.

OPERATIONS

        Through March 10, 2003, we organized our domestic general hospitals and other health-care-related facilities into eight regions within three operating divisions. Effective March 11, 2003, our hospitals and other facilities were reorganized into two divisions with five underlying regions. As announced on February 9, 2004, we further streamlined our organizational structure by eliminating the two divisions. We appointed a new chief operating officer, who, among other things, will directly oversee operations in the five regions: California, Central-Northeast, Florida, Southern States and Texas.

        We seek to operate our hospitals in a manner that positions them to compete effectively in the rapidly evolving health care environment. To that end, we sometimes decide to close, sell or consolidate certain facilities in order to eliminate duplicate services, non-core assets or excess capacity, or because of changing market conditions. From time to time, we make strategic acquisitions of, or enter into partnerships or affiliations with, general hospitals and related health care businesses.

        In March 2003, we announced our intention to divest or consolidate 14 general hospitals that no longer fit our core operating strategy of building competitive networks of hospitals that provide quality patient care in major markets. We completed the sales of 11 of the 14 hospitals by the end of 2003. The sale of one other hospital took place effective February 1, 2004. The remaining two hospitals were closed in 2003. In November 2003, we announced we would not renew our leases on two additional hospitals and expect to cease operations at both of these hospitals before the end of 2004. In addition, in December 2003, we announced our intention to close one more hospital and sell another. Also in December 2003, we completed the acquisition of the USC Kenneth Norris Jr. Cancer Hospital, a 60-bed specialty facility. A Tenet subsidiary has managed this facility since 1997. Additionally, Tenet subsidiaries continued construction in 2003 on a 118-bed general hospital and medical complex in Frisco, Texas, and a 90-bed hospital in Bartlett, Tennessee. Both hospitals are near completion and are expected to open in mid-2004.

        In January 2004, we announced our intention to divest an additional 27 hospitals, including 19 in California and eight in Louisiana, Massachusetts, Missouri and Texas. This decision was based on a comprehensive review of the near-term and long-term prospects of each of the hospitals, including a recent study of the capital expenditures required to comply with California's seismic regulations for hospitals. As a result of this comprehensive review, we decided to focus our financial and management resources on a core group of 69 domestic hospitals, including the two hospitals currently under construction, that will remain after the proposed divestitures are completed. Subsequently, in March 2004, we approved a proposed sale of our general hospital in Barcelona, Spain.

        Each of our general hospitals offers acute care services, operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories, and pharmacies; most offer intensive care, critical care and/or coronary care units, physical therapy, and orthopedic, oncology and outpatient services. A number of the hospitals also offer tertiary care services such as open-heart surgery, neonatal intensive care and neuroscience. Eight of our hospitals—Memorial Medical Center, USC University Hospital, Saint Louis University Hospital, Hahnemann University Hospital, Sierra Medical Center, Western Medical Center Santa Ana, St. Christopher's Hospital for Children and the Cleveland Clinic Hospital—offer quaternary care in such areas as heart, lung, liver and kidney transplants. USC University Hospital, Sierra Medical Center and Good Samaritan Hospital also offer gamma-knife brain surgery and Saint Louis University Hospital, Hahnemann University Hospital and Memorial Medical Center offer bone marrow transplants. With the exception of the 25-bed Sylvan Grove Hospital located in Georgia and the 25-bed Frye Regional Medical Center—Alexander Campus located in North Carolina, which are designated by the Centers for Medicare and Medicaid Services as critical access hospitals and which have not sought to be accredited, each of our facilities that is eligible for accreditation is fully accredited by the Joint Commission on Accreditation of Healthcare Organizations, the Commission on Accreditation of Rehabilitation Facilities (in the case of rehabilitation hospitals), the American Osteopathic Association (in the case of two hospitals) or another appropriate accreditation agency. With such accreditation, our hospitals are eligible to participate in government-sponsored provider programs, such as the Medicare and Medicaid programs. The two hospitals that are not accredited nevertheless do participate in the Medicare program by otherwise meeting the Medicare Conditions of Participation.

        Our hospitals also will continue to emphasize those outpatient services that can be provided on a quality, cost-effective basis and that we believe will meet the needs of the communities served by the facilities. The patient volumes and net operating revenues at our general hospitals and related health care facilities are subject to economic and seasonal variations caused by a number of factors, including, but not limited to (1) unemployment levels, (2) the business environment of local communities, (3) the number of uninsured and underinsured patients in local communities, (4) seasonal cycles of illness, (5) climate and weather conditions, (6) vacation patterns of both patients and physicians, and (7) other factors relating to the timing of elective procedures.

        The following table lists, by state, the general hospitals owned or leased by our subsidiaries and operated domestically as of December 31, 2003:

Hospital	Location	Licensed Beds	Status
Alabama
Brookwood Medical Center	Birmingham	586	Owned
California
Alvarado Hospital Medical Center/SDRI	San Diego	311	Owned
Brotman Medical Center*	Culver City	420	Owned
Centinela Hospital Medical Center*	Inglewood	370	Owned
Century City Hospital(1)	Los Angeles	186	Leased
Chapman Medical Center*	Orange	114	Leased
Coastal Communities Hospital*	Santa Ana	178	Owned
Community Hospital of Huntington Park*	Huntington Park	81	Leased
Community Hospital of Los Gatos	Los Gatos	143	Leased
Daniel Freeman Marina Hospital*	Marina del Rey	166	Owned
Daniel Freeman Memorial Hospital*	Inglewood	358	Owned
Desert Regional Medical Center	Palm Springs	371	Leased
Doctors Hospital of Manteca	Manteca	73	Owned
Doctors Medical Center	Modesto	465	Owned
Doctors Medical Center*	San Pablo	247	Leased
Encino-Tarzana Regional Medical Center*(2)	Encino	151	Leased
Encino-Tarzana Regional Medical Center*(2)	Tarzana	245	Leased
Fountain Valley Regional Hospital and Medical Center	Fountain Valley	400	Owned
Garden Grove Hospital and Medical Center	Garden Grove	168	Owned
Garfield Medical Center*	Monterey Park	210	Owned
Greater El Monte Community Hospital*	South El Monte	117	Owned
Irvine Regional Hospital and Medical Center	Irvine	176	Leased
John F. Kennedy Memorial Hospital	Indio	162	Owned
Lakewood Regional Medical Center	Lakewood	161	Owned
Los Alamitos Medical Center	Los Alamitos	167	Owned
Midway Hospital Medical Center*	Los Angeles	225	Owned
Mission Hospital of Huntington Park*	Huntington Park	109	Owned
Monterey Park Hospital*	Monterey Park	101	Owned
Placentia Linda Hospital	Placentia	114	Owned
Queen of Angels/Hollywood Presbyterian Medical Center*	Los Angeles	434	Owned
Redding Medical Center(3)	Redding	269	Owned
San Dimas Community Hospital	San Dimas	93	Owned
San Ramon Regional Medical Center	San Ramon	123	Owned
Sierra Vista Regional Medical Center	San Luis Obispo	200	Owned
Suburban Medical Center(1)	Paramount	182	Leased
Twin Cities Community Hospital	Templeton	84	Owned
USC University Hospital(4)	Los Angeles	329	Leased
Western Medical Center Santa Ana*	Santa Ana	280	Owned
Western Medical Center Hospital Anaheim*	Anaheim	188	Owned
Whittier Hospital Medical Center*	Whittier	181	Owned
Florida
Cleveland Clinic Hospital(5)	Weston	150	Owned
Coral Gables Hospital	Coral Gables	256	Owned

Delray Medical Center	Delray Beach	372	Owned
Florida Medical Center	Fort Lauderdale	459	Owned
Good Samaritan Hospital	West Palm Beach	341	Owned
Hialeah Hospital	Hialeah	378	Owned
Hollywood Medical Center	Hollywood	324	Owned
North Ridge Medical Center	Fort Lauderdale	332	Owned
North Shore Medical Center	Miami	357	Owned
Palm Beach Gardens Medical Center	Palm Beach Gardens	204	Leased
Palmetto General Hospital	Hialeah	360	Owned
Parkway Regional Medical Center	North Miami Beach	382	Owned
Saint Mary's Medical Center	West Palm Beach	460	Owned
West Boca Medical Center	Boca Raton	185	Owned
Georgia
Atlanta Medical Center	Atlanta	460	Owned
North Fulton Regional Hospital	Roswell	167	Leased
South Fulton Medical Center	East Point	392	Owned
Spalding Regional Hospital	Griffin	160	Owned
Sylvan Grove Hospital	Jackson	25	Leased
Louisiana
Doctors Hospital of Jefferson*	Metairie	124	Owned
Kenner Regional Medical Center	Kenner	203	Owned
Meadowcrest Hospital	Gretna	207	Owned
Memorial Medical Center—Mid-City Campus	New Orleans	188	Owned
Memorial Medical Center—Uptown Campus	New Orleans	327	Owned
NorthShore Regional Medical Center	Slidell	174	Leased
St. Charles General Hospital*	New Orleans	168	Owned
Massachusetts
MetroWest Medical Center—Leonard Morse Campus*	Natick	182	Owned
MetroWest Medical Center—Union Campus*	Framingham	238	Owned
Saint Vincent Hospital at Worcester Medical Center*(6)	Worcester	348	Owned
Mississippi
Gulf Coast Medical Center	Biloxi	189	Owned
Missouri
Des Peres Hospital	St. Louis	167	Owned
Forest Park Hospital*	St. Louis	450	Owned
St. Alexius Hospital*	St. Louis	203	Owned
Saint Louis University Hospital	St. Louis	356	Owned
Nebraska
Creighton University Medical Center(7)	Omaha	358	Owned
Nevada
Lake Mead Hospital Medical Center(8)	North Las Vegas	198	Owned
North Carolina
Central Carolina Hospital	Sanford	137	Owned
Frye Regional Medical Center	Hickory	355	Leased
Frye Regional Medical Center—Alexander Campus	Taylorsville	25	Leased

Pennsylvania
Graduate Hospital	Philadelphia	240	Owned
Hahnemann University Hospital	Philadelphia	618	Owned
Medical College of Pennsylvania Hospital(9)	Philadelphia	379	Owned
Roxborough Memorial Hospital	Philadelphia	125	Owned
St. Christopher's Hospital for Children	Philadelphia	161	Owned
Warminster Hospital	Warminster	145	Owned
South Carolina
East Cooper Regional Medical Center	Mt. Pleasant	100	Owned
Hilton Head Medical Center and Clinics	Hilton Head	93	Owned
Piedmont Medical Center	Rock Hill	288	Owned
Tennessee
Saint Francis Hospital	Memphis	651	Owned
Texas
Brownsville Medical Center*	Brownsville	243	Owned
Cypress Fairbanks Medical Center	Houston	146	Owned
Doctors Hospital	Dallas	232	Owned
Houston Northwest Medical Center	Houston	498	Owned
Lake Pointe Medical Center	Rowlett	97	Owned
Nacogdoches Medical Center	Nacogdoches	150	Owned
Park Plaza Hospital	Houston	446	Owned
Providence Memorial Hospital	El Paso	508	Owned
RHD Memorial Medical Center	Dallas	155	Leased
Shelby Regional Medical Center	Center	54	Owned
Sierra Medical Center	El Paso	351	Owned
Trinity Medical Center	Carrollton	137	Leased

*
Tenet intends to divest these facilities as part of the restructuring of its operations announced in January 2004.

(1)
Leases at these facilities will not be renewed; operations at Century City Hospital are expected to cease by the end of April 2004, and operations at Suburban Medical Center are expected to cease by the end of October 2004.

(2)
Leased by a partnership in which Tenet's subsidiaries own a 75% interest and of which a Tenet subsidiary is the managing general partner.

(3)
Tenet announced in December 2003 that it is seeking a buyer for this facility; the sale process is expected to be complete by mid-2004.

(4)
Facility owned by Tenet on land leased from a third party.

(5)
Owned by a partnership in which a Tenet subsidiary owns a 51% interest and is the managing general partner.

(6)
Owned by a limited liability company in which a Tenet subsidiary owns a 90% interest and is the managing member.

(7)
Owned by a limited liability company in which a Tenet subsidiary owns a 74% interest and is the managing member.

(8)
Facility was sold effective February 1, 2004.

(9)
Tenet intends to close this facility on or about June 30, 2004.

        As of December 31, 2003, the largest concentrations of our licensed beds were in California (33.3%), Florida (18.2%) and Texas (12.0%). Strong concentrations of hospital beds within geographic areas help us contract more successfully with managed care payers, reduce management, marketing and other expenses, and more efficiently utilize resources. However, such concentrations increase the risk that, should any adverse economic, regulatory or other development occur within these states, our business, financial position, results of operations or cash flows could be adversely affected.

        The following table shows certain information about the general hospitals owned or leased domestically by our subsidiaries for the fiscal years ended May 31, 2001 and 2002, for the seven-month period ended December 31, 2002 and for the years ended December 31, 2002 and 2003.

	Years ended May 31			Years ended December 31
			Seven months ended December 31 2002
	2001	2002		2002	2003(1)
Total number of facilities (at end of period)	95	100	98	98	101
Total number of licensed beds (at end of period)	24,072	25,499	24,671	24,671	25,116
Utilization of licensed beds(2)	51.2%	52.8%	54.3%	54.5%	55.7%

(1)
Includes two facilities that we owned at December 31, 2003, but at which operations were discontinued for financial reporting purposes as of that date.

(2)
Utilization of licensed beds represents patient days divided by average licensed beds divided by number of days in the period.

PROPERTIES

        At December 31, 2003, our offices were located in Los Angeles, Santa Ana and Santa Barbara, California; Ft. Lauderdale, Florida; Atlanta, Georgia; New Orleans, Louisiana; St. Louis, Missouri; Philadelphia, Pennsylvania; and Dallas, Texas. Our subsidiaries leased the space for our offices in Los Angeles, Santa Ana, Ft. Lauderdale, Atlanta, New Orleans, St. Louis and Philadelphia. We own our Santa Barbara office building, which is on land that is leased by a Tenet subsidiary under a long-term ground lease that expires in 2068. A Tenet subsidiary leases the space for our Dallas office under a lease that terminates in 2010 subject to the lessee's exercise of one or both of its two five-year renewal options.

        Our subsidiaries domestically operated 120 medical office buildings at December 31, 2003; most of these office buildings are adjacent to our general hospitals. The number of licensed beds and locations of our general hospitals at December 31, 2003 are described in the table beginning on page 3.

        As of December 31, 2003, we had approximately $43 million of outstanding loans secured by property and equipment, and we had approximately $45 million of capitalized lease obligations. We believe that all of our properties, as well as the administrative and medical office buildings described above, are suitable for their intended purposes.

MEDICAL STAFF AND EMPLOYEES

        Tenet's hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. Members of the medical staffs of our hospitals also often serve on the medical staffs of hospitals not owned by Tenet. Members of our medical staffs are free to terminate their affiliation with Tenet hospitals or admit their patients to competing hospitals at any time. Although we own some physician practices and, where permitted by law, employ some physicians, the overwhelming majority of the physicians who practice at our hospitals are not employees. Nurses, therapists, lab technicians, facility maintenance staff and the administrative staff of hospitals, however, normally are employees. Tenet is subject to the federal minimum wage and hour laws and maintains various employee benefit plans.

        Our operations depend on the efforts, ability and experience of our employees and the physicians on the medical staffs of our hospitals. Our future growth depends on our ability to (1) attract and retain skilled employees, (2) attract and retain physicians and other health care professionals, and (3) manage growth successfully. Therefore, our success, in part, depends upon the quality, quantity and specialties of physicians on our hospitals' medical staffs, most of whom have no long-term contractual relationship with us. In some of our markets, physician recruitment and retention are affected by a shortage of physicians in certain specialties and the difficulties that physicians are experiencing in obtaining affordable malpractice insurance or finding insurers willing to provide malpractice coverage.

        Although we believe we will continue to successfully attract and retain key employees, qualified physicians and other health care professionals, the loss of some or all of our key employees or the inability to attract or retain sufficient numbers of qualified physicians and other health care professionals could have a material adverse effect on our business, financial position, results of operations or cash flows.

        At December 31, 2003, the approximate number of Tenet employees (of which approximately 29% were part-time employees) was as follows:

General hospitals and related health care facilities(1)	108,124
Corporate offices	1,635

Total	109,759

(1)
Includes employees whose employment relates to the operations of our general hospitals, rehabilitation hospitals, psychiatric facility, specialty hospitals, outpatient surgery centers, managed services organizations, physician practices, debt collection subsidiary and other health care operations.

        The largest concentration of our employees are in those states where we have the largest concentrations of licensed hospital beds:

	% of employees	% of licensed beds
California	32.0%	33.3%
Florida	14.0%	18.2%
Texas	12.0%	12.0%

        At December 31, 2003, approximately 11% of our employees were represented by labor unions, and labor relations at our facilities generally have been satisfactory. Tenet, and the hospital industry in general, is seeing an increase in the amount of union activity, particularly in California. In May 2003, we entered into an agreement with the Service Employees International Union and the American Federation of Federal, State, County and Municipal Employees with respect to all of our California hospitals and two hospitals in Florida. In December 2003, we entered into an agreement with the

California Nurses Association with respect to all of our California hospitals. The agreements are expected to streamline the organizing and contract negotiation process, with minimal impact on and disruption to patient care, if a hospital's employees choose to organize into collective bargaining units. We expect that most of the hospitals covered by the agreements will hold union elections in 2004. The agreements also provide a framework for cost stability through prenegotiated salaries and benefits at the related hospitals.

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

        Another factor that will increase our labor costs significantly is the enactment of state laws regarding nurse-staffing ratios. California has enacted such a law and it became effective on January 1, 2004. Not only will state-mandated nurse-staffing ratios adversely affect our labor costs, if we are unable to hire the necessary number of nurses to meet the required ratios, they may also cause us to limit patient admissions with a corresponding adverse effect on net operating revenues.

        We cannot predict the degree to which Tenet will be affected by the future availability or cost of nursing personnel, but we expect to continue to experience significant wage and benefit pressures created by the current nursing shortage throughout the country and escalating state-mandated nurse-staffing ratios, particularly in California. We may be required to enhance wages and benefits to recruit and retain nurses. We may also be required to increase our use of more expensive temporary personnel. Among the steps we are taking to attract and retain employees in general, and nurses in particular, is our "employer of choice" program, through which we strive to be the employer of choice in the regions where we are located.

COMPETITION

        Tenet's general hospitals and other health care businesses operate in competitive environments. Competition among health care providers occurs primarily at the local level. A hospital's position within the geographic area in which it operates is affected by a number of competitive factors, including, but not limited to (1) the scope, breadth and quality of services a hospital offers to its patients and physicians, (2) the number, quality and specialties of the physicians who admit and refer patients to the hospital, (3) nurses and other health care professionals employed by the hospital or on the hospital's staff, (4) the hospital's reputation, (5) its managed care contracting relationships, (6) its location, (7) the location and number of competitive facilities and other health care alternatives, (8) the physical condition of its buildings and improvements, (9) the quality, age and state of the art of its medical equipment, (10) its parking or proximity to public transportation, (11) the length of time it has been a part of the community, and (12) the prices it receives for its services. Accordingly, each hospital develops its own strategies to address these competitive factors locally. In addition, tax exempt competitors may have certain financial advantages not available to Tenet's facilities, such as endowments, charitable contributions, tax-exempt financing, and exemptions from sales, property and income taxes.

        A significant factor in our future success will be the ability of our hospitals to continue to attract and retain staff physicians. We attract physicians to our hospitals by equipping our hospitals with technologically advanced equipment and physical plant, properly maintaining the equipment and physical plant, sponsoring training programs to educate physicians on advanced medical procedures, providing high-quality care to our patients and otherwise creating an environment within which physicians prefer to practice. We also attract physicians to our hospitals by using local governing boards, consisting primarily of community members and physicians, to develop short- and long-term plans for the hospital and to review and approve, as appropriate, actions of the medical staff, including staff appointments, credentialing, peer review and quality assurance. While physicians may terminate their association with a hospital at any time, Tenet believes that by striving to maintain and improve the quality of care at its hospitals and by maintaining ethical and professional standards, it will attract and retain qualified physicians with a variety of specialties.

        Target 100 and Tenet's Commitment to Quality are two important programs that we have adopted to enhance physician satisfaction and make our hospitals more attractive to physicians. The Target 100 program targets 100% satisfaction scores among patients, physicians and employees at Tenet's facilities. Under the program, employees at every hospital are trained to focus on the following five pillars in every aspect of their jobs: Service, Quality, Cost, People and Growth. Tenet's Commitment to Quality is focused on (1) improving patient safety and the reporting of medical results, (2) supporting physician excellence, (3) improving the practice and leadership of nursing, and (4) facilitating patient flow and care delivery. Our goal is to improve the quality of care provided at our hospitals by maximizing the most effective clinical practices.

        The health care industry continues to contend with a nursing shortage and increased competition for nurses and other health care professionals. These issues are described in the discussion concerning Medical Staff and Employees, which begins on page 7.

HEALTH CARE REGULATION AND LICENSING

  CERTAIN BACKGROUND INFORMATION

        Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. Changes in the Medicare and Medicaid programs and other government programs, hospital cost-containment initiatives by public and private payers, proposals to limit payments and health care spending, and industry-wide competitive factors are highly significant to the health care industry. In addition, the health care industry is governed by a framework of federal and state laws, rules and regulations that are extremely complex and for which the industry often has the benefit of little or no regulatory or judicial interpretation. Although we have policies and procedures in place to maintain compliance in all material respects with such laws, rules and regulations, if a determination is made that we were in material violation of such laws, rules or regulations, our business, financial position, results of operations or cash flows could be adversely affected.

        In addition to certain statutory coverage limits and exclusions, federal law and regulations require health care providers, including hospitals that furnish or order health care services that may be paid for under the Medicare program or state health care programs, to assure that claims for reimbursement are for services or items that are (1) provided economically and only when, and to the extent, they are medically necessary, (2) of a quality that meets professionally recognized standards of health care, and (3) supported by appropriate evidence of medical necessity and quality. In addition, the Centers for Medicare and Medicaid Services has requested quality improvement organizations to monitor hospital admission and coding patterns by ongoing analysis of Medicare discharge data. The quality improvement organizations have the authority to deny payment for services provided and recommend to the U.S. Department of Health and Human Services (HHS) that a provider that is in substantial noncompliance with certain standards be excluded from participating in the Medicare program. Managed care organizations also have concurrent utilization review protocols, as well as prepayment utilization review procedures.

  ANTI-KICKBACK AND SELF-REFERRAL REGULATIONS

        The health care industry is subject to extensive federal, state and local regulation relating to licensure, conduct of operations, ownership of facilities, physician relationships, addition of facilities and services, and prices for services. In particular, Medicare and Medicaid anti-kickback and anti-fraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (the "Anti-kickback Amendments") prohibit certain business practices and relationships that might affect the provision and cost of health care services payable under the Medicare and Medicaid programs and other government programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by such programs. Sanctions for violating the Anti-kickback Amendments include criminal penalties and civil sanctions, as well as fines and possible exclusion from government programs, such as Medicare and Medicaid. Many states have statutes similar to the federal Anti-kickback Amendments, except that the state statutes usually apply to referrals for services reimbursed by all third-party payers, not just federal programs.

        In addition, it is a violation of the Federal Civil Monetary Penalties Law to offer or transfer anything of value to Medicare or Medicaid beneficiaries that is likely to influence their decision to obtain covered goods or services from one provider or service over another.

        In addition to addressing other matters, as discussed below, the Health Insurance Portability and Accountability Act of 1996 also amends Title XI (42 U.S.C. Section 1301 et seq.) to broaden the scope of current fraud and abuse laws to include all health plans, whether or not payments under such health plans are made pursuant to a federal program.

        Section 1877 of the Social Security Act (commonly referred to as the "Stark" law) generally restricts referrals by physicians of Medicare or Medicaid patients to entities with which the physician or an immediate family member has an ownership interest or other specified financial arrangement, unless one of several exceptions applies. The referral prohibition applies to a number of statutorily defined "designated health services," such as clinical laboratory, physical therapy and radiology services. The exceptions to the referral prohibition cover a broad range of common financial relationships. These statutory, and the subsequent regulatory, exceptions are available to protect certain permitted employment relationships, leases, group practice arrangements, medical directorships, and other common relationships between physicians and providers of designated health services, such as hospitals. A violation of the Stark law may result in a denial of payment, required refunds to patients and to the Medicare program, civil monetary penalties of up to $15,000 for each violation, civil monetary penalties of up to $100,000 for "sham" arrangements, civil monetary penalties of up to $10,000 for each day that an entity fails to report required information, and exclusion from participation in the Medicare and Medicaid programs and other federal programs. Many states have adopted or are considering similar self-referral statutes, some of which extend beyond the Medicaid program to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. Tenet's participation in and development of joint ventures and other financial relationships with physicians could be adversely affected by these amendments and similar state enactments.

        On January 4, 2001, the Department of Health and Human Services issued final regulations, subject to comment, intended to clarify parts of the Stark law and some of the exceptions to it. These regulations are considered the first phase of a two-phase process, with the remaining regulations to be published at an unknown future date. While HHS may add new exceptions to the final regulations, the current statutory exceptions, discussed above, will continue to be available. We cannot predict the final form that these regulations will take or the effect that the final regulations will have on our operations.

        The federal government has also issued regulations that describe some of the conduct and business relationships that are permissible under the Anti-kickback Amendments. These regulations are often referred to as the "Safe Harbor" regulations. The fact that certain conduct or a given business arrangement does not meet a Safe Harbor does not necessarily render the conduct or business arrangement illegal under the Anti-kickback Amendments. Rather, such conduct and business arrangements risk increased scrutiny by government enforcement authorities and should be reviewed on a case-by-case basis. Tenet has a regulatory compliance department that systematically reviews all of Tenet's operations to determine the extent to which they comply with federal and state laws related to health care, such as the Anti-kickback Amendments, the Stark law and similar state statutes.

        Both federal and state government agencies continue heightened and coordinated civil and criminal enforcement efforts against the health care industry. As part of an announced work plan, which is implemented through the use of national initiatives pertaining to health care providers, including Tenet, HHS and the Department of Justice are scrutinizing, among other things, the terms of acquisitions of physician practices and the coding practices related to certain clinical laboratory procedures and inpatient procedures. We believe that Tenet, and the health care industry in general, will continue to be subject to increased government scrutiny and investigations such as this, which could have a material adverse effect on Tenet's business, financial position, results of operations or cash flows.

        Another trend impacting health care providers, including Tenet, is the increased use of the False Claims Act, particularly by individuals who bring private actions under the act. Such qui tam or "whistleblower" actions allow private individuals to bring actions on behalf of the government, alleging that a hospital or health care provider has defrauded a federal government program, such as Medicare or Medicaid. If the government intervenes in the action and prevails, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each false claim submitted to the government. As part of the resolution of a qui tam case, the party filing the initial complaint may share in a portion of any settlement or judgment. If the government does not intervene in the action, the qui tam plaintiff may continue to pursue the action independently. Although companies in the health care industry in general, and Tenet in particular, have been and may continue to be subject to qui tam actions, we are unable to predict the impact of such actions on Tenet's business, financial position, results of operations or cash flows.

        We are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations (discussed beginning on page 43). Further changes in the regulatory framework affecting health care providers could have a material adverse effect on our business, financial position, results of operations or cash flows.

  HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT

        The Health Insurance Portability and Accountability Act, or HIPAA, mandates the adoption of industry standards for the exchange of health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the health care industry. HIPAA requires that health providers and other "covered entities," such as insurance companies and other third-party payers, adopt uniform standards for the electronic transmission of medical records, billing statements and insurance claims forms. HIPAA also establishes new federal rules protecting the privacy and security of personal health information. The privacy and security regulations address the use and disclosure of individual health care information and the rights of patients to understand and control how such information is used and disclosed. The law provides both criminal and civil fines and penalties for covered entities that fail to comply with HIPAA.

        Department of Health and Human Services regulations include deadlines for compliance with the various provisions of HIPAA. In 2001, in response to concerns by many health care providers about their ability to comply with impending HIPAA deadlines, Congress extended until October 2003 the original deadline for compliance with the electronic data transmission standards that health care providers must use when transmitting certain health care information electronically. In October 2003, under authority given by HHS, the Centers for Medicare and Medicaid Services implemented a plan that allows providers and other electronic billers to continue to submit pre-HIPAA format electronic claims for periods after October 16, 2003, provided they can show good faith efforts to become HIPAA compliant. Tenet continues to work toward full and complete compliance with the electronic data transmission standards.

        All covered entities, including Tenet, were required to comply with the privacy requirements of HIPAA by April 14, 2003. Tenet was in material compliance with the privacy regulations by that date and continues to develop training and revise procedures to address ongoing compliance. The HIPAA security regulations require health care providers to implement administrative, physical and technical safeguards to protect the security of patient information. We are required to comply with the security regulations by April 21, 2005, and are on target to complete our implementation plan by that date.

        We have developed a comprehensive set of policies and procedures to comply with HIPAA, under the guidance of our compliance department. Each of our hospitals has a privacy officer responsible for implementing and monitoring compliance with our HIPAA policies and procedures. We have also created an internal on-line HIPAA training program, which is mandatory for all employees. Based on the existing and proposed regulations, we believe that the cost of our compliance with HIPAA will not have a material adverse effect on our business, financial position, results of operations or cash flows.

  HEALTH CARE FACILITY LICENSING REQUIREMENTS

        Tenet's health care facilities are subject to extensive federal, state and local legislation and regulation. In order to maintain their operating licenses, health care facilities must comply with strict standards concerning medical care, equipment and hygiene. Various licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. Tenet's health care facilities hold all required governmental approvals, licenses and permits material to the operation of its business.

  UTILIZATION REVIEW COMPLIANCE AND HOSPITAL GOVERNANCE

        Tenet's health care facilities are subject to and comply with various forms of utilization review under the Medicare Conditions of Participation. In addition, under the Medicare prospective payment system, each state must have a quality improvement organization to carry out a federally mandated system of review of Medicare patient admissions, treatments and discharges in general hospitals. Medical and surgical services and practices are extensively supervised by committees of staff doctors at each health care facility, are overseen by each health care facility's local governing board, the members of which primarily are community members and physicians, and are reviewed by Tenet's quality assurance personnel. The local hospital governing board also helps maintain standards for quality care, develop long-range plans, establish, review and enforce practices and procedures, and approve the credentials and disciplining of medical staff members.

  CERTIFICATE OF NEED REQUIREMENTS

        Some states require state approval for construction, expansion and closure of health care facilities, including findings of need for additional or expanded health care facilities or services. Certificates of need, which are issued by governmental agencies with jurisdiction over health care facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and certain other matters. Following a number of years of decline, the number of states requiring certificates of need is once again on the rise as state legislatures are looking at the certificate of need process as a way to contain rising health care costs. As of December 31, 2003, we operated hospitals in 10 states that require some form of state approval under certificate of need programs. We are unable to predict whether we will be required or able to obtain any additional certificates of need in any jurisdiction where such certificates of need are required.

  ENVIRONMENTAL REGULATIONS

        Our health care operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our operations, as well as our purchases and sales of facilities, also are subject to compliance with various other environmental laws, rules and regulations. We believe that the cost of such compliance will not have a material effect on our future capital expenditures, results of operations or competitive position.

COMPLIANCE PROGRAM

        We voluntarily maintain a multifaceted corporate compliance program that strives to meet or exceed applicable standards established by federal guidance and industry practice. On January 14, 2004, our board of directors approved a new compliance program charter intended to further our goal of fostering and maintaining the highest ethical standards, and valuing our compliance with all state and federal laws and regulations as a foundation of our corporate philosophy. The primary focus of the program is compliance with the requirements of the Medicare and Medicaid programs and all other government health care programs.

        We have restructured our compliance department as a separate and independent body. To further ensure the independence of the compliance department, the following measures have been implemented: (1) the compliance department has its own operating budget, (2) the compliance department has the authority to hire outside counsel, to access any Tenet document and to interview any Tenet personnel, and (3) according to the new structure, the chief compliance officer reports directly to the ethics, quality and compliance committee of the board of directors. While the chief compliance officer reports to the chief executive officer for administrative purposes, the compliance department has independent access and accountability to the board of directors.

        Pursuant to the terms of the compliance program charter, the compliance department is responsible for the following activities: (1) drafting company policies and procedures related to compliance issues, (2) developing and providing compliance-related education and training to all Tenet employees and, as appropriate, directors, contractors, agents and staff physicians, (3) monitoring, responding to, and resolving all compliance-related issues, (4) ensuring that appropriate corrective action and disciplinary action is taken by Tenet when non-compliant or improper conduct is identified, and (5) measuring compliance with Tenet's policies and legal and regulatory requirements related to health care operations.

        In order to ensure the compliance department is fully capable of performing its duties as outlined in its charter, we are in the process of significantly expanding our compliance staff. As part of this expansion, we are hiring regional compliance directors and are in the process of ensuring that there is a compliance officer for each hospital. All regional compliance directors and hospital-based compliance officers report to the chief compliance officer.

        We are working toward creating a fully integrated compliance communications and data infrastructure. This tool will support the compliance staff in ensuring accountability at all levels within Tenet with measurable criteria for the effectiveness of the compliance program. Furthermore, it will help ensure that we are able to effectively address and resolve all compliance-related issues.

ETHICS PROGRAM

        We voluntarily maintain a values-based ethics program that is designed to monitor and raise awareness of ethical issues among employees and to stress the importance of understanding and complying with Tenet's Standards of Conduct.

        All of our employees, including our chief executive officer, chief financial officer, chief accounting officer and controller, are required to abide by our Standards of Conduct to ensure that our business is conducted in a consistently legal and ethical manner. The members of our board of directors are also required to abide by our Standards of Conduct. The standards reflect our basic values and form the foundation of a comprehensive process that includes compliance with all corporate policies, procedures and practices. Our standards cover such areas as quality patient care, compliance with all applicable laws and regulations, appropriate use of our assets, protection of patient information and avoidance of conflicts of interest.

        As part of the program, we provide annual ethics training sessions to every employee, as well as to our board of directors. All employees are required to report incidents that they believe in good faith may be in violation of the Standards of Conduct, and are encouraged to contact our toll-free ethics action line when they have questions about the standards or any ethics concerns. Incidents of alleged financial improprieties reported to the ethics action line or the ethics and business conduct department are communicated to the audit committee of the board of directors. All reports to the ethics action line are kept confidential to the extent allowed by law, and employees have the option to remain anonymous. In cases reported to the ethics action line that involve a possible violation of the law or regulatory policies and procedures, the matter will be referred to the compliance department for investigation. Retaliation is taken very seriously by Tenet, and if it occurs will result in discipline, up to and including termination of employment.

        The full text of our Standards of Conduct is published on our Web site, at www.tenethealth.com, under the "Ethics & Business Conduct" caption in the "Our Company" section. A copy of our Standards of Conduct is also available upon written request of our corporate secretary.

PROFESSIONAL AND GENERAL LIABILITY INSURANCE

        Through May 31, 2002, we insured substantially all of our professional and comprehensive general liability risks in excess of self-insured retentions through Hospital Underwriting Group, our majority-owned insurance subsidiary, under a mature claims-made policy with a 10-year extended reporting period. (Hospital Underwriting Group became a wholly owned subsidiary effective May 31, 2003.) These self-insured retentions were $1 million per occurrence for fiscal years ended May 31, 1996 through May 31, 2002. Hospital Underwriting Group's retentions covered the next $2 million per occurrence. Claims in excess of $3 million per occurrence were, in turn, reinsured with major independent insurance companies. In earlier policy periods, the self-insured retentions varied by hospital and by policy period from $500,000 to $5 million per occurrence.

        For the periods June 1, 2000 through May 31, 2001, and June 1, 2001 through May 31, 2002, the policies written by Hospital Underwriting Group provided a maximum of $50 million of its retained losses for each policy period. As of December 31, 2003, Hospital Underwriting Group's retained reserves for losses in each policy period were approaching the policy maximum. If the $50 million maximum amount is exhausted in either of these years, Tenet will be responsible for the first $25 million per occurrence for any subsequent claim paid that was applicable to the exhausted policy period before any excess insurance coverage would apply.

        Effective June 1, 2002, Tenet's self-insured retention per occurrence was increased to $2 million. In addition, a new wholly owned insurance subsidiary, The Healthcare Insurance Corporation, was formed to insure substantially all of these risks. This subsidiary insures these risks under a claims-made policy with retentions per occurrence for the periods June 1, 2002 through May 31, 2003, and June 1, 2003 through May 31, 2004, of $3 million and $13 million, respectively. Risks in excess of these retentions are reinsured with major independent insurance companies.

        All reinsurance applicable to Hospital Underwriting Group, The Healthcare Insurance Corporation and any excess insurance purchased by Tenet is subject to policy aggregate limitations. If such policy aggregates should be partially or fully exhausted in the future, Tenet's financial position, results of operations or cash flows could be materially adversely affected.

        In addition to the reserves recorded by the above insurance subsidiaries, we maintain self-insured retention reserves based on actuarial estimates for the portion of our professional liability risks, including incurred but not reported claims, for which we do not have insurance coverage (i.e., self-insured retentions). Reserves for losses and related expenses are estimated using expected loss-reporting patterns and are discounted to their present value under a risk-free rate approach using a Federal Reserve 10-year maturity composite rate of 4.6% at December 31, 2002 and 4.0% at December 31, 2003 based on our claims payout period. If actual payments of claims materially exceed projected estimates of claims, Tenet's financial position, results of operations or cash flows could be materially adversely affected.

EXECUTIVE OFFICERS

        The names, positions and ages of our executive officers, as of March 15, 2004, are:

	Position	Age
Trevor Fetter	President and Chief Executive Officer	44
Reynold J. Jennings	Chief Operating Officer	57
Stephen D. Farber	Chief Financial Officer	34
E. Peter Urbanowicz	General Counsel and Secretary	40
Barry P. Schochet	Vice Chairman	53
W. Randolph Smith	President, Western Division	55

        Mr. Fetter was elected president effective November 7, 2002 and was named chief executive officer in September 2003. He also was elected to the board of directors of Tenet in September 2003. From March 2000 to November 2002, Mr. Fetter was chairman and chief executive officer of Broadlane, Inc. From October 1995 to February 2000, he served in several senior management positions at Tenet, including executive vice president and chief financial officer, and chief corporate officer in the office of the president. Mr. Fetter holds an M.B.A. from the Harvard Business School and a bachelor's degree in economics from Stanford University. Mr. Fetter also serves as a director of the Tenet Healthcare Foundation and Broadlane, Inc.

        Mr. Jennings was named chief operating officer on February 9, 2004. Prior to that, he served as president of our former eastern division, and, from 1997 to March 2003, he served as executive vice president of our former southeast division. Mr. Jennings rejoined Tenet in 1997 from Ramsay Health Care Inc., where he was president and chief executive officer from 1993 to 1996. Before that, he served as senior vice president, operations, responsible for National Medical Enterprises, Inc.'s acute care hospitals in Texas, Missouri and West Florida from 1991 to 1993. His career experience includes executive directorships at a number of acute care hospitals. Mr. Jennings has an M.B.A. from the University of South Carolina and a bachelor's degree in pharmacy from the University of Georgia. Mr. Jennings is also a fellow of the American College of Healthcare Executives and a board member of the Federation of American Hospitals.

        Mr. Farber was elected chief financial officer on November 7, 2002. Prior to his current position, Mr. Farber served as Tenet's senior vice president, corporate finance, and treasurer. Mr. Farber rejoined Tenet in May 1999 from J.P. Morgan & Co. in New York, where he served as vice president, health care investment banking. He previously served Tenet as vice president, corporate finance, from February 1997 to October 1998. From 1993 to 1997, Mr. Farber worked as an investment banker in the Los Angeles office of Donaldson, Lufkin & Jenrette. Mr. Farber has a bachelor of science degree in economics from the University of Pennsylvania's Wharton School of Business and completed the Advanced Management Program at Harvard Business School. Mr. Farber also serves as a director of the Tenet Healthcare Foundation.

        Mr. Urbanowicz joined Tenet as general counsel and was appointed secretary on December 22, 2003. From October 2001 to December 2003, he was the deputy general counsel of the U.S. Department of Health and Human Services. Before joining HHS, from June 2000 to October 2001, Mr. Urbanowicz was a partner in the law firm of Locke Liddell & Sapp, specializing in health care law. From January 1998 to June 2000, he was a partner in the New Orleans law firm of Liskow & Lewis and was head of that firm's health care law practice. Before joining Liskow & Lewis, Mr. Urbanowicz was a partner in the New Orleans law firm of Monroe & Lemann, where he was head of the firm's health care law practice. Mr. Urbanowicz holds a J.D. from Tulane University's School of Law and a bachelor of arts degree in English and political science from Tulane University.

        Mr. Schochet was elected vice chairman of Tenet in January 1999. He joined Tenet in 1979 and has held a variety of executive positions since that time, most recently serving as executive vice president of operations from March 1995 to January 1999. Mr. Schochet is active in industry affairs, and has twice served as chairman of the board of the Federation of American Hospitals. Mr. Schochet holds a master's degree in hospital administration from George Washington University and a bachelor's degree in zoology from the University of Maine. Mr. Schochet also serves as a director of Broadlane, Inc. and is on the Board of Trustees of the Healthcare Leadership Council.

        Mr. Smith was promoted to president of our former western division on March 10, 2003; in February 2004, we announced that Mr. Smith would be responsible for managing the transition of the 27 hospitals that we intend to divest in 2004. Prior to March 2003, Mr. Smith was executive vice president of our former central-northeast division. Before joining Tenet in 1995, he served as executive vice president, operations, for American Medical International, where he held various positions over 16 years. Mr. Smith has a master's degree in health care administration from Duke University and a bachelor's degree in business administration from Furman University. He has served in leadership positions for a variety of health care and community organizations, including the Federation of American Hospitals, Esoterix, Inc. and Epic Healthcare Corporation.

FORWARD-LOOKING STATEMENTS

        The information in this Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements represent management's current belief, based on currently available information, as to the outcome and timing of future events. They involve known and unknown risks, uncertainties and other factors—many of which we are unable to predict or control—that may cause our actual results, performance or achievements, or health care industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the following:

  •
  Changes in the Medicare and Medicaid programs, including modifications to patient eligibility requirements or the method of calculating payments or reimbursements.

  •
  Any removal or exclusion of us, or one or more of our subsidiaries' hospitals, from participation in the Medicare program.

  •
  The ability to enter into managed care provider arrangements on acceptable terms.

  •
  The outcome of known and unknown litigation, government investigations, and liability and other claims asserted against us.

  •
  Competition.

  •
  Changes in, or our ability to comply with, laws and governmental regulations.

  •
  Changes in business strategy or development plans.

  •
  Our ability to satisfactorily and timely collect our patient accounts receivable, particularly in light of increasing numbers of underinsured and uninsured patients.

  •
  Settlement of professional liability claims and the availability of professional liability insurance coverage at current levels.

  •
  Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care.

  •
  General economic and business conditions, both nationally and regionally.

  •
  Demographic changes.

  •
  The ability to attract and retain qualified management and other personnel, including physicians, nurses and other health care professionals, and the impact on our labor expenses resulting from a shortage of nurses and other health care professionals.

  •
  The amount and terms of our indebtedness.

  •
  The timing and payment, if any, of any final determination of potential liability as a result of an Internal Revenue Service examination.

  •
  The availability of suitable acquisition and disposition opportunities, and our ability to accomplish proposed acquisitions and dispositions.

  •
  The availability and terms of capital to fund the needs of our business.

  •
  Changes in the distribution process or other factors that may increase our costs of supplies.

  •
  Other factors referenced in this Form 10-K.

        When considering forward-looking statements, you should keep in mind the foregoing risk factors and other cautionary statements in this Form 10-K. Should one or more of the risks and uncertainties described above or elsewhere in this Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety, and therefore disclaim any resulting liability for potentially related damages.

        All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

COMPANY INFORMATION

        Tenet files annual, transition, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Tenet's reports, proxy statements and other documents filed electronically with the SEC are available at the Web site maintained by the SEC at www.sec.gov.

        Tenet's Web site, www.tenethealth.com, also offers, free of charge, extensive information about Tenet's operations and financial performance, including a comprehensive series of investor pages. These pages include real-time access to Tenet's annual, transition, quarterly and current reports (and amendments to such reports) and other filings made with, or furnished to, the SEC.

ITEM 2. PROPERTIES

        Note: The disclosure required under this Item is included in Item 1.

ITEM 3. LEGAL PROCEEDINGS

        Tenet and its subsidiaries are subject to a significant number of claims and lawsuits. They are also the subject of federal and state agencies' heightened and coordinated civil and criminal investigations and enforcement efforts, and have received subpoenas and other requests for information relating to a variety of subjects. In the present environment, Tenet expects these enforcement activities to take on additional importance, that government enforcement activities will intensify, and that additional matters concerning Tenet and its subsidiaries may arise. Tenet also expects similar and new claims and lawsuits to be brought against it from time to time.

        The results of these claims and lawsuits cannot be predicted, and it is reasonably possible that the ultimate resolution of these claims and lawsuits, individually or in the aggregate, may have a material adverse effect on Tenet's business both in the near and long term, financial position, results of operations or cash flows. Although Tenet defends itself vigorously against claims and lawsuits and cooperates with investigations, these matters

  •
  Could require Tenet to pay substantial damages or amounts in judgments or settlements, which individually or in the aggregate could exceed amounts, if any, that may be recovered under Tenet's insurance policies where coverage applies and is available.

  •
  Cause Tenet to incur substantial expenses.

  •
  Require significant time and attention from Tenet's management.

  •
  Could cause Tenet to close or sell hospitals or otherwise modify the way it conducts its business.

Tenet records reserves for claims and lawsuits when they are probable and reasonably estimable.

        Currently pending legal proceedings and investigations that are not in the ordinary course of business are principally related to the subject matters set forth below. Tenet undertakes no obligation to update this disclosure for any new developments.

  PHYSICIAN RELATIONSHIPS

        Tenet and certain of its subsidiaries are under scrutiny with respect to their hospitals' relationships with physicians. Tenet believes that all aspects of its relationships with physicians potentially are under review. Proceedings in this area may be criminal, civil or both.

  United States v. Weinbaum, Tenet HealthSystem Hospitals, Inc., Alvarado Hospital Medical Center, Inc. and Nazaryan, Case No. 03CR1587L (United States District Court for the Southern District of California, Second Superseding Indictment filed September 25, 2003)

        On June 5, 2003, a federal grand jury in San Diego, California returned an eight-count indictment against Barry Weinbaum, the chief executive officer of Alvarado Hospital Medical Center, Inc., a hospital owned by a subsidary of Tenet and located in San Diego. The indictment alleged conspiracy to violate the federal anti-kickback statute and included substantive counts alleging the payment of illegal remuneration related to physician relocation, recruitment and consulting agreements.

        On July 17, 2003, the grand jury returned a superseding indictment adding Tenet HealthSystem Hospitals, Inc. and Alvarado Hospital Medical Center as defendants. (Tenet HealthSystem Hospitals, Inc. is the legal entity that was doing business as Alvarado Hospital Medical Center during some of the period of time covered by the indictment.) The superseding indictment charged one count of conspiracy to violate the anti-kickback statute and 16 substantive counts of payment of illegal remunerations.

        On September 25, 2003, the grand jury returned a second superseding indictment that added the hospital's director of business development, Mina Nazaryan, as a defendant. The second superseding indictment charged the defendants with conspiracy to violate the anti-kickback statute and 19 substantive counts of paying illegal remunerations. Additionally, Ms. Nazaryan is charged with one count of obstruction of a health care offense investigation and two counts of witness tampering.

        All of the defendants have pleaded not guilty and trial has been set for October 13, 2004 in United States District Court in San Diego. If convicted, the two defendant subsidiaries would be subject to monetary penalties and exclusion from participation in the Medicare program and other federal and state health care programs.

  Southern California Investigations

        On July 3, 2003, Tenet and several of its subsidiaries received administrative subpoenas from the U.S. Attorney's Office for the Central District of California seeking documents since 1997 related to physician relocation agreements at seven Southern California hospitals owned by Tenet's subsidiaries, as well as summary information about physician relocation agreements related to all of Tenet's hospital subsidiaries. Specifically, the subpoenas, issued in connection with a criminal investigation, seek information from Tenet, three intermediary corporate subsidiaries and subsidiaries that own seven of Tenet's Southern California hospitals: Centinela Hospital Medical Center in Inglewood, Daniel Freeman Memorial Hospital in Inglewood, Daniel Freeman Marina Hospital in Marina del Rey, John F. Kennedy Memorial Hospital in Indio, Brotman Medical Center in Culver City, Encino-Tarzana Regional Medical Center in Encino and Tarzana, and Century City Hospital in Los Angeles. Tenet is cooperating with the government regarding this investigation.

        Physician arrangements at three of these hospitals—Century City Hospital, Brotman Medical Center and Encino-Tarzana Regional Medical Center—are also the subject of an ongoing federal civil investigation.

        In addition, Tenet is cooperating with the United States Attorney's Office in Los Angeles regarding its investigation into physician agreements, coronary procedures and billing practices at three hospitals in Southern California—Centinela Hospital Medical Center, Daniel Freeman Memorial Hospital and USC University Hospital—from 1998 to the present. In October 2003 and January 2004, Tenet received voluntary document requests from the government seeking information concerning this investigation.

  Women's Cancer Center

        In April 2003, Tenet received an administrative subpoena duces tecum from the Department of Health and Human Services, Office of the Inspector General, seeking documents relating to any agreements with the Women's Cancer Center, a physician's group practicing in the field of gynecologic oncology, and certain physicians affiliated with that group. The subpoena seeks documents from Tenet as well as four California hospitals—Community Hospital of Los Gatos, Doctors Medical Center of Modesto, San Ramon Regional Medical Center and St. Luke Medical Center in Pasadena (which is now closed)—and Lake Mead Hospital Medical Center in North Las Vegas, Nevada (which was sold effective February 1, 2004).

        Tenet is cooperating with the government with respect to this investigation.

  Florida Medicaid Investigation

        The Florida Medicaid Fraud Control Unit ("FMFCU") issued an investigative subpoena to Tenet in June 2003 seeking employee personnel records and contracts with physicians, therapists and management companies, including loan agreements and purchase and sale agreements, from 1992 to the present related to the Florida hospitals owned by Tenet subsidiaries. Since such date, Tenet has received additional requests for information related to the foregoing topics as well as coding at its Florida hospitals, and it is cooperating with the FMFCU's investigation.

  United States Ex Rel. Barbera v. Amisub (North Ridge Hospital), Inc., Case No. 97-6590-CIV-JORDAN (United States District Court for the Southern District of Florida, filed May 13, 1997)

        This qui tam lawsuit under the False Claims Act was filed under seal by a former employee in 1997 after his employment with a subsidiary of Tenet was terminated. The employee's original qui tam action, which was brought against Tenet and various subsidiaries, including a third-tier subsidiary that owns North Ridge Medical Center, a hospital located in Fort Lauderdale, Florida, contends that certain physician employment contracts and practice acquisition agreements violate (1) the federal anti-kickback statute and (2) the Stark law. The employee also alleges that Tenet and North Ridge submitted improperly coded bills from certain physician practices to the Medicare program that caused them to receive excessive reimbursements.

        The government intervened as to certain of the Stark law-related claims and also alleges that North Ridge's cost reports for fiscal years 1993 through 1997 were false, principally because they improperly included non-reimbursable costs related solely to the physicians' private practices. The government also has brought various state law claims based on the same allegations. Additionally, the government contends that a medical director agreement between North Ridge and a physician not named in the employee's complaint violated the Stark law.

        The claimant and the government seek treble damages, civil penalties, pre- and post-judgment interest, and injunctive and other relief.

        In January 2004, Tenet and lawyers for the U.S. Department of Justice (DOJ) entered into a Letter of Understanding outlining the broad terms of a proposed settlement, which may include a corporate integrity agreement, of all of the allegations in this litigation. The Letter of Understanding is subject to a number of conditions, including formal approval by the DOJ, approval by the former employee, and agreement by the Department of Health and Human Services, Office of the Inspector General, to release its authority to exclude North Ridge from federal health care programs on the basis of the allegations of this case. Tenet has adequately provided for the proposed settlement as of December 31, 2003, pursuant to the Letter of Understanding.

  Transfer-Discharge Investigation

        The Department of Justice has been investigating certain hospital billings to Medicare for inpatient stays reimbursed under the diagnosis-related group system from January 1, 1992 to June 30, 2000. The investigation has focused on the coding of patients' post-discharge status. The investigation arose from the federal government's nationwide transfer-discharge initiative. In January 2004, Tenet reached an understanding with attorneys at the DOJ to recommend settlement of all civil claims against Tenet with respect to the transfer-discharge matter at substantially all Tenet hospitals, subject to further approval by the DOJ and negotiation of a definitive agreement. Tenet has adequately provided for the proposed settlement of this matter as of December 31, 2003.

  El Paso Investigation

        On January 23, 2004, Tenet learned that the Office of the Inspector General of the Department of Health and Human Services had issued subpoenas to various physicians who have financial arrangements with three Tenet hospitals in El Paso, Texas. The subpoenas request documents relating to financial arrangements between these physicians and Tenet or its subsidiaries. On March 3, 2004, as anticipated, Tenet received from the Civil Division of the Department of Justice a request for documents in connection with this inquiry. Tenet is cooperating with the government with respect to this matter.

  PRICING

        Tenet and certain of its subsidiaries are currently subject to governmental investigations and civil lawsuits arising out of the pricing strategies implemented at facilities owned by Tenet's subsidiaries.

  Outlier Investigation

        On January 2, 2003, the United States Attorney's Office for the Central District of California issued an administrative investigative demand subpoena seeking production of documents related to Medicare outlier payments by Tenet and 19 hospitals owned by subsidiaries.

        On January 14, 2003, Tenet received an additional subpoena requesting information concerning outlier payments and Tenet's corporate integrity agreement that expired in 1999.

        On October 15, 2003, Tenet received another subpoena from the U.S. Attorney's Office seeking medical and billing records from 1998 to the present for certain identified patients who were treated at two Los Angeles-area facilities owned by Tenet subsidiaries—Encino-Tarzana Regional Medical Center in Tarzana and USC University Hospital. Additionally, the subpoena seeks personnel information concerning certain managers at those facilities during that period, as well as information about the two hospitals' gross charges for the same time period.

        The investigation is focused on whether Tenet's receipt of outlier payments violated federal law and whether Tenet omitted material facts concerning its outlier revenue from its public filings. Tenet is cooperating with the government with respect to this investigation.

  Pharmaceutical Pricing Litigation

        Tenet has been sued in class actions in a number of states regarding the pricing of pharmaceuticals and other products and services at hospitals owned and operated by its subsidiaries. In California, the following actions have been coordinated into one proceeding entitled Tenet Healthcare Cases II, J.C.C.P. No. 4289, now pending in the Los Angeles County Superior Court:

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

  (7)
  Jervis v. Tenet Healthcare Corp., Case No. BC 289522 (Superior Court of California, County of Los Angeles, filed January 30, 2003);

  (8)
  Moran v. Tenet Healthcare Corp., Case No. CV 030070 (Superior Court of California, County of San Luis Obispo, filed February 5, 2003);

  (9)
  Plocher v. Tenet Healthcare Corp., Case No. BC 293236 (Superior Court of California, County of Los Angeles, filed April 2, 2003);

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

  (12)
  Watson v. Tenet Healthcare Corp., Case No. 147593 (Superior Court of California, County of Shasta, filed December 20, 2002); and

  (13)
  Yslas v. Tenet Healthcare Corp., Case No. BC 289356 (Superior Court of California, County of Los Angeles, filed January 28, 2003).

        On December 24, 2003, after the court overruled most of Tenet's demurrers to plaintiffs' First Amended and Consolidated Complaint, plaintiffs in the coordinated California action filed a Second Amended and Consolidated Class Action and Representative Complaint against Tenet and all of its California hospitals on behalf of plaintiffs and a purported class consisting of certain uninsured, self-insured and Medicare patients who allegedly paid excessive or unfair prices for prescription drugs or medical products or procedures at hospitals or other medical facilities owned by Tenet or its subsidiaries. The complaint asserts claims for violation of California's unfair competition law, violation of California's Consumers' Legal Remedies Act, breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. Plaintiffs seek to enjoin Tenet from continuing the alleged unfair pricing policies and practices, and to recover all sums wrongfully obtained by those policies and practices, including compensatory damages, punitive damages, restitution, disgorgement of profits, treble damages, and attorneys' fees and costs. On January 20, 2004, Tenet answered the Second Amended and Consolidated Complaint and filed counterclaims against the majority of the named plaintiffs for failure to pay the outstanding balances on their respective patient bills. The case is currently in the class discovery phase, with plaintiffs' motion for class certification due to be filed on August 16, 2004. The hearing on plaintiffs' motion for class certification is scheduled for January 31, 2005.

        In addition, a similar class action entitled Wade v. Tenet Healthcare Corporation, et al., No. Ct-000250-03, was filed in Circuit Court in Memphis, Tennessee on January 15, 2003. The complaint asserts claims for violation of the Tennessee Consumer Protection Act, unjust enrichment, fraudulent concealment, declaratory relief and breach of contract. These claims are based on allegations that Tenet excessively inflated its charges for medical products, medical services and prescription drugs at its hospitals. Plaintiffs seek compensatory and punitive damages, attorneys' fees, and equitable and other relief. On April 28, 2003, Tenet filed a motion to dismiss the complaint. On November 13, 2003, the court accepted Tenet's challenges to the sufficiency of the complaint and granted plaintiffs leave to amend to allege certain matters with more specificity. To date, plaintiffs have not amended their complaint, and there is no deadline to do so.

        On March 31, 2003, Tenet was served with a similar class action in Louisiana, entitled Jordan, et al. v. Tenet Healthcare Corp., et al., No 591 374, Civil District Court, Jefferson Parish. The class action complaint alleged that the seven Louisiana hospitals owned by subsidiaries of Tenet charged excessive amounts for prescription drugs, medical services and medical products. The complaint asserted claims for violation of the Louisiana Unfair Trade Practice and Consumer Protection Law, and sought on behalf of the alleged class an accounting, injunctive relief, restitution, compensatory damages and attorneys' fees and costs. The Jordan action was dismissed with prejudice by the court on statute of limitations grounds. A nearly identical action, Wright v. Tenet Healthcare Corp. et al., No. 2003 6262, Civil District Court, Orleans Parish, Louisiana, was filed on April 22, 2003. The court granted defendant's exception to the Wright complaint for failure to state a cause of action and gave plaintiff 30 days to amend her petition. On November 14, 2003, plaintiff filed an amended petition, alleging claims against Tenet under the Louisiana Unfair Practices Act, as well as claims for unjust enrichment, fraud and misrepresentation. Tenet has filed a motion to dismiss the amended complaint, and a hearing is scheduled for March 26, 2004.

        A third class action was filed in Louisiana on May 5, 2003, entitled Miranda v. Tenet Louisiana, Tenet Healthcare Corp., No. 03 6893, Civil District Court, Orleans Parish. The class action complaint, filed on behalf of all uninsured and partially insured residents of Louisiana who were treated at Tenet-affiliated hospitals in Louisiana since February 1, 1999, alleges that the hospitals charged excessive prices for health care and pharmaceuticals. Plaintiff asserts claims for unjust enrichment, negligent misrepresentation, fraud and misrepresentation, and breach of contract, and seeks compensatory and punitive damages, attorneys' fees and equitable, injunctive and other relief. Tenet has filed exceptions seeking to have the complaint dismissed, although no hearing date is scheduled. Also, plaintiff moved to consolidate the lawsuit with the Wright action, which motion has not yet been set for hearing.

        Two similar class actions were filed in Florida, Sanchez v. Lifemark Hospital of Florida dba Palmetto General Hospital, No. 03 10131 CA 32, Miami-Dade County, filed April 25, 2003, and Garcia v. Tenet Healthcare Corp. et al., No. 03 008646 CA 18b, Broward County, filed May 16, 2003. On October 15, 2003, plaintiffs in the Sanchez action filed a notice of voluntary dismissal without prejudice. In the Garcia action, plaintiffs allege, on behalf of themselves and a purported class of uninsured and partially insured patients, that Tenet and/or its affiliated hospitals charged excessive and unlawful prices for medical products, services and pharmaceuticals. The complaint alleges a violation of Florida's Deceptive and Unfair Trade Practices Act and also asserts claims for unfair competition and unjust enrichment and seeks damages, attorneys' fees, and injunctive and other equitable relief. Tenet has filed a motion to dismiss the complaint, which is set for hearing on April 29, 2004.

        A similar class action was filed on June 19, 2003 in South Carolina, entitled Comer v. Tenet Healthcare Corporation, No 03-CP-46-1688, Court of Common Pleas, Sixth Judicial Circuit, York County. The action has been amended and renamed Atherton v. Tenet Healthcare Corp. & AMISUB of South Carolina, Case No. 03-CP-46-1688. The amended complaint alleges, on behalf of plaintiffs and all "uninsured or self-pay patients" treated at Piedmont Medical Center in York County, South Carolina, since January 1, 1997, that the charges at Piedmont Medical Center are excessive and in breach of a contract between York County and the defendant and trustees of the hospital to limit charges at the hospital. In addition to this breach of contract claim, plaintiffs also have alleged claims for unjust enrichment and implied contract for value of goods and services received and seek compensatory and punitive damages, injunctive and other relief. Tenet filed a motion for summary judgment on all claims, which was heard on March 1, 2004, however, as of March 12, 2004, the court had not yet ruled on the motion.

        Finally, a similar class action was filed on December 17, 2003 in Pennsylvania, entitled Wright v. Tenet Healthcare Corp., No. 002365, Court of Common Pleas, Philadelphia County, on behalf of all Pennsylvania residents who allegedly paid unlawful or unfair prices for prescription drugs or medical products or procedures at hospitals or other medical facilities owned by Tenet and/or its subsidiaries. The complaint alleges causes of action for violation of the Pennsylvania Unfair Trade Practices Act, breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment, and seeks damages, restitution, injunctive relief and attorneys' fees. Tenet filed a motion to dismiss the action on February 26, 2004; as of March 12, 2004, a hearing date on the motion had not yet been set.

        Additional actions with similar allegations and claims may be filed in the states discussed above or other states.

  Managed Care Insurance Disputes

        Tenet and its subsidiaries are also engaged in disputes with a number of managed care health plans and other types of health insurance companies concerning charges at facilities owned by Tenet's subsidiaries and the impact of those charges on stop-loss and other payments. These disputes involve accounts receivable owed to Tenet's facilities, as well as claims by the insurance companies for alleged overcharges, and the disputes are in various stages, from negotiation to arbitration.

  SECURITIES AND SHAREHOLDER MATTERS

  In Re Tenet Healthcare Corporation Securities Litigation, Case No. CV-02-8462-RSWL (United States District Court, Central District of California, Consolidated Amended Complaint filed May 23, 2003)

        From November 2002 through January 2003, 20 securities class action lawsuits were filed against Tenet and certain of its officers and directors in the United States District Court for the Central District of California and the Southern District of New York on behalf of all persons or entities who purchased Tenet's securities during the various class periods specified in the complaints. All of these actions have been consolidated under the above-listed case number in the United States District Court for the Central District of California. The procedures of the Private Securities Litigation Reform Act ("PSLRA") apply to these cases.

        On February 10, 2003, the State of New Jersey was appointed "lead" plaintiff in the consolidated actions and its counsel, the law firm of Schiffrin & Barroway, was appointed as lead class counsel.

        On January 15, 2004, after the court granted in November 2003 defendants' motion to dismiss plaintiffs' first amended complaint for failure to plead fraud with particularity, plaintiffs filed their second amended complaint. The named defendants are Tenet, Jeffrey Barbakow, David Dennis, Thomas Mackey, Raymond Mathiasen, Barry Schochet and Christi Sulzbach. The claims in the second amended complaint are (1) securities fraud under Section 10(b) of and Rule 10b-5 under the Securities Exchange Act of 1934 (the "Exchange Act"), (2) control person liability pursuant to Section 20(a) of the Exchange Act, (3) insider trading under Section 10(b) of and Rule 10b-5 under the Exchange Act, and (4)-(5) making false statements in registration statements for Tenet's debt offerings under Sections 11 and 15 of the Securities Act of 1933. Plaintiffs allege that Tenet and the individual defendants made or were responsible for false and misleading statements concerning Tenet's receipt of Medicare outlier payments and allegedly medically unnecessary heart surgeries at Tenet's Redding Medical Center. Plaintiffs have not identified their damage theory. Defendants' Motion to Dismiss was filed on March 1, 2004. The hearing on this motion will take place sometime after May 15, 2004.

        Pursuant to the PSLRA, all discovery is stayed until the Motion to Dismiss is denied. On October 20, 2003, the court denied a motion by the lead plaintiff to lift the discovery stay.

  Shareholder Derivative Actions

  (1)
  In re Tenet Healthcare Corporation Derivative Litigation, Lead Case No. 01098905 (California Superior Court, Santa Barbara County); and

  (2)
  In re Tenet Healthcare Corporation Derivative Litigation, Case No. CV-03-0011 RSWL (United States District Court, Central District of California).

        The above-listed cases are shareholder derivative actions filed against members of the board of directors and senior management of Tenet by shareholders purporting to pursue their actions on behalf of Tenet and for its benefit. No pre-lawsuit demand to investigate the allegations or bring the action was made on the board of directors. Tenet is also named as a nominal defendant in each of the cases.

        In the California derivative litigation, which involves 10 cases that have been consolidated, the lead plaintiff filed a Consolidated Amended Complaint on March 3, 2003. On May 1, 2003, defendants filed a motion to stay the California derivative litigation in favor of the federal derivative litigation and filed demurrers to all of the causes of action alleged in the Consolidated Amended Complaint. The complaint alleges claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, indemnification and insider trading under California law. The complaint alleges that the individual defendants breached their fiduciary duties and engaged in gross mismanagement by allegedly ignoring indicators of the lack of control over Tenet's accounting and management practices, allowing Tenet to engage in improper conduct, permitting misleading information to be disseminated to shareholders, failing to monitor hospitals and doctors to prevent improper action, and otherwise failing to carry out their duties and obligations to Tenet. The lead plaintiff further alleges that the defendants violated the California insider trading statute because they allegedly knew, but did not disclose, that (1) physicians at hospitals owned by subsidiaries of Tenet were routinely performing unnecessary procedures in order to take advantage of Medicare outlier reimbursement, (2) Tenet deliberately raised its prices to take advantage of Medicare outlier reimbursement, (3) Tenet's growth was dependent primarily on its continued receipt of Medicare outlier payments, and (4) the rules and regulations related to Medicare outlier payments were being reformed to limit outlier payments, which would have a material negative effect on Tenet's revenues and earnings going forward. Plaintiff seeks a declaration that the individual defendants violated their fiduciary duties, compensatory damages plus interest, treble damages under Section 25502.5(a) of the California Corporations Code for insider trading, restitution and disgorgement of profits. On July 22, 2003, the California Superior Court entered an order overruling defendants' demurrer, and granting the motion to stay. The action remains stayed until further order of the court.

        In addition to the derivative litigation pending in the California Superior Court, four derivative cases have also been filed in federal court. These four cases have been consolidated in the United States District Court for the Central District of California. Dr. Bernard Stern, North Border Investments and the City of Philadelphia have been appointed lead plaintiffs. Plaintiffs served their First Consolidated Amended Complaint on March 28, 2003, which was dismissed by the court, with leave to amend, pursuant to defendants' motion to dismiss in November 2003.

        Plaintiffs filed their amended complaint on January 15, 2004. In addition to common law claims for breach of fiduciary duty, abuse of control, waste of corporate assets, indemnification, insider trading and unjust enrichment, the Second Consolidated Amended Complaint alleges violations of Sections 14(a) and 10(b) of the Exchange Act and Rules 14a-9 and 10b-5 under the Exchange Act. Plaintiffs have alleged that the court has diversity jurisdiction over the state law claims. Plaintiffs seek declarations that the directors violated Section 14(a) of the Exchange Act, that Jeffrey Barbakow violated Section 10(b) of and Rule 10b-5 under the Exchange Act, that defendants are liable for contribution and indemnification under Section 10(b) of and Rule 10b-5 under the Exchange Act, that defendants committed insider trading, and that defendants breached their fiduciary duties, were unjustly enriched and must indemnify Tenet under common law. The action also seeks an order that defendants refrain from further breaches of fiduciary duty. Plaintiffs further seek compensatory damages in an unstated amount, recovery of "millions of dollars" of profit from alleged insider trading and imposition of an equitable lien to secure recovery, repayment of salaries and other compensation, statutory treble damages and punitive damages. Defendants filed a motion to dismiss this complaint on March 1, 2004. The hearing on this motion will take place sometime after May 15, 2004.

  SEC Investigation

        The Securities and Exchange Commission initiated a formal investigation of Tenet and certain of its current and former directors and officers by order dated April 22, 2003. The confidential investigation involves whether Tenet's disclosures in its financial reports of outlier reimbursements and stop-loss payments under managed care contracts were misleading or otherwise inadequate, and includes whether there was any improper trading in Tenet's securities by current and former directors and officers of Tenet. The securities law provisions implicated include Sections 10(b) and 17(a) of the Exchange Act, Rules 12b-20, 13a-1 and 13a-13 under the Exchange Act, and regulations associated with those statutes and rules.

        The SEC has served a series of document requests and deposition subpoenas on current and former employees, and Tenet is cooperating with the government with respect to the investigation.

  Hamner v. Tenet Healthcare Corp., Case No. CV 03-2318 RSWL (United States District Court for the Central District of California, filed February 19, 2003)

        The plaintiff in this action is Gary Hamner, a former employee of Tenet who is seeking to represent a class of present and former Tenet employees who held stock under the Tenet Healthcare Corporation Employee Stock Purchase Plan on October 3, 2001 and thereafter. The defendants are Tenet, Lawrence Biondi, Mónica Lozano, Floyd Loop, Jeffrey Barbakow, Bernice Bratter, Sanford Cloud, Maurice DeWald, Van Honeycutt, Robert Kerrey and Lester Korn.

        The stated claim is for breach of fiduciary duty. The plaintiff alleges that during the class period, the defendants failed to disclose information concerning Redding Medical Center and Tenet's receipt of Medicare payments to holders of stock in the Tenet Employee Stock Purchase Plan, and thereby harmed the employee shareholders, who otherwise might have sold or diversified their investments. The plaintiff seeks an unspecified amount of damages.

        Defendants demurred to plaintiff's claim on February 9, 2004. The hearing on defendants' demurrers will be on April 2, 2004.

  Tenet Healthcare Corporation v. M. Lee Pearce and The Tenet Shareholder Committee, LLC, and related counterclaim, Case No. CV-03-2552 RSWL (United States District Court, Central District of California, filed April 10, 2003)

        On April 10, 2003, Tenet filed a complaint against M. Lee Pearce, M.D., and the Tenet Shareholder Committee, LLC ("TSC") under the federal proxy laws, seeking injunctive relief in connection with Tenet's 2003 annual meeting of shareholders. The defendants filed their original answer and counterclaim against Tenet on May 12, 2003. On June 16, 2003, defendants filed an amended answer and first amended counterclaim that, in addition to the original allegation of violations of the federal proxy laws, included a claim for breach of fiduciary duty against Tenet and certain of its executive officers, and sought injunctive relief, as well as attorneys' fees and costs.

        On December 29, 2003, the court granted Tenet's Motion to Dismiss (1) Tenet's original complaint against Dr. Pearce and TSC, and (2) defendants' first amended counterclaim, which was dismissed with prejudice. Defendants appealed the court's order in its entirety, but subsequently moved to dismiss their appeal voluntarily. On February 2, 2004, the court granted defendants' motion and the appeal was dismissed.

  REDDING MEDICAL CENTER

  Redding OIG Administrative Action

        On August 4, 2003, following an investigation by federal government agencies regarding whether two physicians who had staff privileges at Redding Medical Center Inc. performed medically unnecessary invasive cardiac procedures at the hospital, Tenet reached a settlement with the United States and the State of California in the amount of $54 million. This settlement resolved all civil and monetary administrative claims that the United States may have had under the False Claims Act, the Civil Monetary Penalties Law, the Program Fraud Civil Remedies Act and/or common law theories of payment by mistake, unjust enrichment, breach of contract and fraud arising out of the performance of, and billings for, allegedly medically unnecessary cardiac procedures at Redding Medical Center from January 1, 1997 through December 31, 2002. In addition, the settlement resolves all civil and monetary administrative claims the State of California may have had under California Government Code Section 12650-54 and/or common law theories of payment by mistake, unjust enrichment, breach of contract and fraud arising out of this same alleged conduct. Tenet has been informed by the U.S. Attorney's Office for the Eastern District of California that it will not initiate any criminal charges against Redding Medical Center, Tenet HealthSystem Hospitals or Tenet for the conduct covered by the settlement. The settlement had no affect on the civil litigation described below.

        The Office of the Inspector General (OIG) of the Department of Health and Human Services agreed to the settlement, but reserved the right to pursue possible administrative action later. On September 3, 2003, the OIG issued a notice of its intent to exclude Redding Medical Center from participation in the Medicare and Medicaid programs and all other federal health care programs.

        Upon receipt of this notice, Redding Medical Center exercised its right to commence administrative proceedings challenging the bases upon which exclusion was proposed. During the course of those proceedings, OIG, on the one hand, and Redding Medical Center, Tenet HealthSystems Hospitals and Tenet, on the other, agreed to resolve their dispute. As a result, a Divestiture Agreement was entered into on December 11, 2003. Through this agreement, the OIG agreed to stay further exclusion proceedings against Redding Medical Center, conditioned upon Tenet's sale of Redding Medical Center's hospital assets.

        The OIG's exclusion proceedings were undertaken against Redding Medical Center, the corporate entity, not against the hospital assets. The obligations set forth in the Divestiture Agreement are exclusively those of Redding Medical Center, Tenet HealthSystems Hospitals and Tenet, and are not applicable to any bona fide purchaser of the hospital assets. The Divestiture Agreement states explicitly that its terms do not apply to the hospital assets during any time period in which they are not owned or operated by Tenet. Further, the terms of the agreement terminate on the date on which Tenet completely divests itself of ownership and management of the hospital assets.

        Thus, a bona fide purchaser of the hospital assets is not subject to exclusion from Medicare participation based on the claims described above. Under the Divestiture Agreement, the OIG has agreed to meet with any bona fide prospective purchaser should further assurances on this issue be required.

  Civil Litigation

        Included actions:

  (1)
  Dahlgren v. Chae Moon, M.D., et al., Case No. 147330 (California Superior Court, Shasta County, filed November 15, 2002);

  (2)
  Josefsson v. Chae Moon, M.D., et al., Case No. 147273 (California Superior Court, Shasta County, filed November 8, 2002);

  (3)
  Morrell v. Chae Moon, M.D., et al., Case No. 147271 (California Superior Court, Shasta County, filed November 8, 2002);

  (4)
  Reed v. Chae Moon, M.D., et al., Case No. 147391 (California Superior Court, Shasta County, filed November 22, 2002);

  (5)
  Smath v. Chae Moon, M.D., et al., Case No. 147433 (California Superior Court, Shasta County, filed November 27, 2002);

  (6)
  Corapi v. Chae Moon, M.D., et al., Case No. 147223 (California Superior Court, Shasta County, filed November 27, 2002);

  (7)
  California Foundation for Independent Living Centers v. Tenet Healthcare Corporation et al., Case No. 147610 (California Superior Court, Shasta County, filed December 27, 2002);

  (8)
  Baker v. Chae Moon, M.D., et al., Case No. 148326 (California Superior Court, Shasta County, filed March 19, 2003);

  (9)
  Bacani v. Chae Moon, M.D., et al., Case No. 148675 (California Superior Court, Shasta County, filed May 1, 2003);

  (10)
  Fitzgerald, et al. v. Chae Moon, M.D., et al., Case No. 148676 (California Superior Court, Shasta County, filed May 1, 2003);

  (11)
  Garcia v. Chae Moon, M.D., et al., Case No. 148710 (California Superior Court, Shasta County, filed May 5, 2003);

  (12)
  Garwood v. Chae Moon, M.D., et al., Case No. 148709 (California Superior Court, Shasta County, filed May 5, 2003);

  (13)
  Hunt, E. v. Chae Moon, M.D., et al., Case No. 148677 (California Superior Court, Shasta County, filed May 1, 2003);

  (14)
  Kenney v. Chae Moon, M.D., et al., Case No. 148678 (California Superior Court, Shasta County, filed May 1, 2003);

  (15)
  Keys v. Chae Moon, M.D., et al., Case No. 148679 (California Superior Court, Shasta County, filed May 1, 2003);

  (16)
  Kirk, et al. v. Chae Moon, M.D., et al., Case No. 148681 (California Superior Court, Shasta County, filed May 1, 2003);

  (17)
  Newson v. Chae Moon, M.D., et al., Case No. 148683 (California Superior Court, Shasta County, filed May 1, 2003);

  (18)
  Thompson et al. v. Chae Moon, M.D., et al., Case No. 148723 (California Superior Court, Shasta County, filed May 7, 2003);

  (19)
  Varicelli v. Chae Moon, M.D., et al., Case No. 148684 (California Superior Court, Shasta County, filed May 1, 2003);

  (20)
  Adams, et al. v. Tenet Healthcare Corp., et al., Case No. 149024 (California Superior Court, Shasta County, filed June 12, 2003);

  (21)
  Alvarez, et al. v. Tenet Healthcare Corp., et al., Case No. 149063 (California Superior Court, Shasta County, filed June 16, 2003);

  (22)
  Baldini, et al. v. Tenet Healthcare Corp., et al., Case No. 149025 (California Superior Court, Shasta County, filed June 12, 2003);

  (23)
  Handel, et al. v. Tenet Healthcare Corp., et al., Case No. 149064 (California Superior Court, Shasta County, filed June 16, 2003);

  (24)
  Wooten, et al. v. Tenet Healthcare Corp., et al., Case No. 148633 (California Superior Court, Shasta County, filed April 28, 2003);

  (25)
  Hunt, S. v. Tenet Healthcare Corp., et al., Case No. 148283 (California Superior Court, Shasta County, filed March 18, 2003);

  (26)
  Zamora v. Tenet Healthcare Corp., et al., Case No. 149510 (California Superior Court, Shasta County, filed August 11, 2003);

  (27)
  Ford v. Chae Moon, et al., Case No. 149809 (California Superior Court, Shasta County, filed September 17, 2003);

  (28)
  Burton, et al. v. Tenet Healthcare Corporation, et al., Case No. 148703 (California Superior Court, Shasta County, filed May 5, 2003);

  (29)
  Calistro, et al. v. Tenet Healthcare Corporation, et al., Case No. 148705 (California Superior Court, Shasta County, filed May 5, 2003);

  (30)
  Gately, et al. v. Tenet Healthcare Corporation, et al., Case No. 148932 (California Superior Court, Shasta County, filed June 3, 2003);

  (31)
  Ogram v. Tenet Healthcare Corporation, et al., Case No. 148704 (California Superior Court, Shasta County, filed May 5, 2003);

  (32)
  Roope v. Chae Moon, et al., Case No. 148247 (California Superior Court, Shasta County, filed March 14, 2003);

  (33)
  Dillard et al. v. Chae Moon, et al., Case No. 03AS00544 (California Superior Court, Sacramento County, filed January 31, 2003);

  (34)
  Gill v. Chae Moon, et al., Case No. 03AS01025 (California Superior Court, Sacramento County, filed February 25, 2003);

  (35)
  Harrison, et al. v. Chae Moon, et al., Case No. 149411 (California Superior Court, Shasta County, filed July 30, 2003);

  (36)
  Leaf, et al. v. Chae Moon, et al., Case No. 03AS00731 (California Superior Court, Sacramento County, filed February 10, 2003);

  (37)
  Parker v. Chae Moon, et al., Case No. 03AS01333 (California Superior Court, Sacramento County, filed March 10, 2003);

  (38)
  Shrader, et al. v. Chae Moon, et al., Case No. 149062 (California Superior Court, Shasta County, filed June 16, 2003);

  (39)
  Wigley v. Chae Moon, et al., Case No. 03AS01286 (California Superior Court, Sacramento County, filed March 10, 2003);

  (40)
  Hooper, et al. v. Tenet Healthcare Corporation, et al., Case No. 03AS04983 (California Superior Court, Sacramento County, filed September 5, 2003);

  (41)
  Aduddell, et al. v. Tenet Healthcare Corp., et al., Case No. 148656 (California Superior Court, Shasta County, filed April 30, 2003);

  (42)
  Bontrager v. Tenet Healthcare Corp., et al., Case No. 148029 (California Superior Court, Shasta County, filed February 20, 2003);

  (43)
  Osborne v. Tenet Healthcare Corp., et al., Case No. 148027 (California Superior Court, Shasta County, filed February 20, 2003);

  (44)
  Stein v. Tenet Healthcare Corp., et al., Case No. 148028 (California Superior Court, Shasta County, filed February 20, 2003);

  (45)
  Alford, et al. v. Tenet Healthcare Corp., et al., Case No. 149320 (California Superior Court, Shasta County, filed July 18, 2003);

  (46)
  Kenzy, et al. v. Tenet Healthcare Corp., et al., Case No. 150162 (California Superior Court, Shasta County, filed December 23, 2003);

  (47)
  Waterman, et al. v. Tenet Healthcare Corp., et al., Case No. 149551 (California Superior Court, Shasta County, filed August 15, 2003);

  (48)
  Crocker v. Chae Moon, et al., Case No. 150106 (California Superior Court, Shasta County, filed October 21, 2003);

  (49)
  McQuillan v. Chae Moon, et al., Case No. 150104 (California Superior Court, Shasta County, filed October 21, 2003);

  (50)
  Almazan, et al. v. Tenet Healthcare Corp., et al., Case No. 149533 (California Superior Court, Shasta County, filed August 15, 2003);

  (51)
  Altic, et al. v. Tenet Healthcare Corp., et al., Case No. 149476 (California Superior Court, Shasta County, filed August 7, 2003);

  (52)
  Barber, E., et al. v. Tenet Healthcare Corp., et al., Case No. 149543 (California Superior Court, Shasta County, filed August 14, 2003);

  (53)
  Branscum, et al. v. Tenet Healthcare Corp., et al., Case No. 149475 (California Superior Court, Shasta County);

  (54)
  Eidson, et al. v. Tenet Healthcare Corp., et al., Case No. 149542 (California Superior Court, Shasta County, filed August 14, 2003);

  (55)
  Falcon, et al. v. Tenet Healthcare Corp., et al., Case No. 149540 (California Superior Court, Shasta County);

  (56)
  Glasgow, et al. v. Tenet Healthcare Corp., et al., Case No. 150126 (California Superior Court, Shasta County);

  (57)
  Hammerstaedt, et al. v. Tenet Healthcare Corp., et al., Case No. 150127 (California Superior Court, Shasta County);

  (58)
  Lee, et al. v. Tenet Healthcare Corp., et al., Case No. 149539 (California Superior Court, Shasta County, filed August 14, 2003);

  (59)
  Marich, et al. v. Tenet Healthcare Corp., et al., Case No. 149318 (California Superior Court, Shasta County, filed July 18, 2003);

  (60)
  Slye, et al. v. Tenet Healthcare Corp., et al., Case No. 150146 (California Superior Court, Shasta County);

  (61)
  Summers v. Tenet Healthcare Corp., et al., Case No. 150176 (California Superior Court, Shasta County);

  (62)
  Aguilera, et al. v. Tenet Healthcare Corp., et al., Case No. 150169 (California Superior Court, Shasta County);

  (63)
  Alexandre, et al. v. Tenet Healthcare Corp., et al., Case No. 149550 (California Superior Court, Shasta County, filed August 15, 2003);

  (64)
  Bradley v. Moon, M.D., et al., Case No. 147998 (California Superior Court, Shasta County, filed February 18, 2003);

  (65)
  Mitchell v. Moon, M.D., et al., Case No. 147997 (California Superior Court, Shasta County, filed February 18, 2003);

  (66)
  Holbrook, et al. v. Moon, M.D., et al., Case No. 150074 (California Superior Court, Shasta County, filed October 20, 2003);

  (67)
  Beem, et al. v. Tenet Healthcare Corp., et al., Case No. 150174 (California Superior Court, Shasta County);

  (68)
  Beck-Deckert v. Tenet Healthcare Corp., et al., Case No. 150188 (California Superior Court, Shasta County, filed October 30, 2003);

  (69)
  Johnston, et al. v. Tenet Healthcare Corp., et al., Case No. 149920 (California Superior Court, Shasta County, filed October 2, 2003);

  (70)
  Prosser, et al. v. Tenet Healthcare Corp., et al., Case No. 150182 (California Superior Court, Shasta County);

  (71)
  Rogers v. Tenet Healthcare Corp., et al., Case No. 149918 (California Superior Court, Shasta County, filed October 1, 2003);

  (72)
  Wright, et al. v. Tenet Healthcare Corp., et al., Case No. 149919 (California Superior Court, Shasta County, filed October 1, 2003); and

  (73)
  Johnson v. Tenet Healthcare Corp., et al., Case No. 150194 (California Superior Court, Shasta County).

        These cases were filed following the announcement in October 2002 of the government's investigation concerning whether two physicians, who were independent contractors with medical staff privileges at Redding Medical Center, may have performed medically unnecessary coronary procedures. Tenet anticipates that plaintiffs' counsel will proceed with cases on behalf of approximately 700-800 patients.

        When first filed, many of the complaints alleged various claims including fraud, conspiracy to commit fraud, unfair and deceptive business practices in violation of California Business & Professions Code Section 17200, elder abuse, battery, negligence, wrongful death and intentional infliction of emotional distress. Although the specific claims varied from case to case, the complaints generally alleged that the physician defendants knowingly performed medically unnecessary coronary procedures on patients and that Tenet knew or should have known that such medically unnecessary procedures were being performed. The complaints sought injunctive relief, restitution, disgorgement, and compensatory and punitive damages. Tenet filed demurrers and motions to strike in response to the complaints. The court either sustained the demurrers in their entirety or plaintiffs voluntarily withdrew their original complaints.

        Plaintiffs then filed amended complaints in response to which Tenet again filed demurrers and motions to strike. With the exception of action (7), in which the demurrers to the first amended complaint have not yet been heard (set for March 29, 2004), the court again sustained the demurrers in their entirety. Also with the exception of action (7), plaintiffs in their amended complaints deleted their cause of action under Section 17200.

        Thereafter, plaintiffs again filed amended complaints alleging claims for fraud, breach of fiduciary duty, battery, elder abuse and negligence, based upon a direct liability theory, as well as three derivative liability theories, namely conspiracy, aiding and abetting, and ratification. Tenet again filed demurrers and motions to strike. The court ruled that plaintiffs were permitted to pursue a negligence claim against Tenet, and were permitted to pursue their fraud, breach of fiduciary duty, battery and elder abuse claims, but only based upon the derivative theories of aiding and abetting and ratification. The court struck plaintiffs' conspiracy allegations. The court also struck without prejudice plaintiffs' request for punitive damages and attorneys' fees.

        All of the above actions are being coordinated for pretrial purposes in Shasta County. A master complaint for the above actions was filed on March 1, 2004; a master answer will be filed by May 17, 2004. Discovery has commenced. It is anticipated that the actions may proceed to trial commencing as early as November 2004.

        Tenet anticipates that additional cases with similar allegations may be filed and served.

  MEDICARE CODING

  United States v. Tenet Healthcare Corp., et al, Case No. CV-03-206-GAF (United States District Court for the Central District of California, filed January 9, 2003)

        The Department of Justice, in conjunction with the OIG, has been investigating certain hospital billings to Medicare for inpatient stays reimbursed pursuant to diagnosis-related groups ("DRG") 79 (pneumonia), 415 (operating room procedure for infectious and parasitic diseases), 416 (septicemia), and 475 (respiratory system diagnosis with mechanical ventilator). The investigation is believed to have stemmed initially from the government's nationwide pneumonia "upcoding" initiative and focuses on 103 acute care hospitals owned by subsidiaries of Tenet or its predecessors during the period September 1992 through December 1998. On January 9, 2003, the government filed a lawsuit in the United States District Court for the Central District of California in regard to this matter alleging violations of the federal False Claims Act and various common law theories of liability. The government seeks treble damages and other relief, including punitive damages. On November 19, 2003, the District Court, (1) granted Tenet's motion to dismiss for failure to plead fraud with the requisite particularity, with leave to amend, (2) granted, in part, Tenet's motion to sever, with leave to amend, and (3) dismissed, with prejudice, the government's claims for unjust enrichment, disgorgement and recoupment. Pursuant to the District Court's order, on February 6, 2004, the government filed a Second Amended Complaint and two additional related complaints against Tenet and various subsidiaries alleging successor liability for claims submitted by predecessors of Tenet. Tenet has not yet responded to these complaints. No trial date has been set in the case.

  OTHER LITIGATION

  John C. Bedrosian v. Tenet Healthcare Corp., Case No. SC026542 (Los Angeles County Superior Court, filed October 5, 1993)

        On October 29, 2003, the Court of Appeal of the State of California, Second Appellate District, Division Two, awarded $253 million in contract damages for failing to provide certain stock incentive awards to John C. Bedrosian, one of the three founders of National Medical Enterprises, Inc., or NME. Tenet sought a rehearing before the Court of Appeal. While a rehearing was denied, the Court of Appeal modified its earlier award, reducing the approximately $112 million interest award to approximately $7 million, for a total award of $148 million, plus accrued post-judgment interest. The appellate court ruling modified a 2003 lower court decision that awarded Mr. Bedrosian a judgment of approximately $7.6 million in a lawsuit he filed against Tenet alleging breach of his employment contract in connection with the termination of his employment 10 years ago. The lower court also awarded Mr. Bedrosian an additional $1.6 million in attorneys' fees and costs. Mr. Bedrosian subsequently appealed the lower court rulings.

        Mr. Bedrosian's employment with NME was terminated in September 1993, following a federal investigation into Tenet's psychiatric subsidiary. Under new management, NME was renamed Tenet Healthcare Corporation in 1995, following the resolution of the investigation and a subsequent merger of NME and American Medical International Inc.

        Tenet filed a petition for California Supreme Court review, however, on February 18, 2004, the California Supreme Court declined to review the appellate court's decision. Tenet has accrued the amount necessary to pay the award, including post-judgment interest through December 31, 2003 and attorneys' fees and costs. Tenet paid approximately $163.3 million to Mr. Bedrosian on March 1, 2004 in satisfaction of the final judgment.

  David L. Dennis Arbitration

        On October 27, 2003, David L. Dennis, Tenet's former chief financial officer and chief corporate officer, filed a demand for arbitration alleging that he is entitled to payments under a severance benefit plan that was adopted by Tenet's board of directors in January 2003. Tenet's position is that the severence benefit plan does not apply to Mr. Dennis, who resigned in November 2002. The parties are currently in the process of selecting an arbitrator.

  People's Health Network Investigation

        People's Health Network, or PHN, a New Orleans health plan management services provider in which a Tenet subsidiary holds a 50% membership interest, in October 2003 received two subpoenas from the U.S. Attorney's office in New Orleans seeking certain records from January 1, 1999 to the present. The first subpoena, received October 3, 2003, seeks documents including articles of incorporation and bylaws, membership data, agendas and minutes of meetings, and policy manuals from PHN and additional documents related to several New Orleans-area independent physician associations that also hold membership interests in PHN. The second subpoena, received on October 14, 2003, seeks information on patients who were admitted to a rehabilitation unit and members for whom inpatient rehabilitation services were ordered, recommended or requested, and subsequently denied. On November 21, 2003, PHN received two additional subpoenas from the U.S. Attorney's Office in New Orleans. One of the subpoenas to PHN seeks documents and information from January 1, 1999 to the present related to payments to and contractual matters related to physicians and others, as well as third-party reviews of denials of services. The second subpoena to PHN seeks various documents, including agendas, minutes, bylaws, membership data and policies, from June 1, 2002 to the present, related to certain medical staff committees and other medical staff entities. The U.S. Attorney's Office in New Orleans also issued a subpoena, on November 21, 2003, to Memorial Medical Center, a New Orleans hospital owned by a Tenet subsidiary. That subpoena seeks various documents, including agendas, minutes, bylaws, membership data and policies, from June 1, 2002 to the present, related to certain medical staff committees and other medical entities.

  Congressional Investigations

        On September 5, 2003, Senator Charles E. Grassley, chairman of the Senate Finance Committee, notified Tenet that the Committee is investigating Tenet and has requested documents relating to Redding Medical Center, Medicare outlier payments, patient care and other matters. Since such time, Tenet has received additional requests from the Senate Finance Committee, including requests for quality reviews at certain hospitals. Tenet is cooperating with the Committee with respect to this investigation.

        Twenty large health care systems in the United States, including Tenet, received a letter dated July 16, 2003 from the U.S. House of Representatives, Committee on Energy and Commerce, seeking documents related to hospital billing practices and their impact on the uninsured. Specifically, the Committee, through its Subcommittee on Oversight and Investigations, is conducting an investigation into the "sophisticated and complicated forces driving health care financing, including government entitlements, managed care, rising costs, and shrinking public funds." The Subcommittee is seeking input from each of the major health care systems to analyze the impact these competing forces have on the uninsured patient population. Tenet is cooperating with the Subcommittee with respect to this investigation.

  Internal Revenue Service

        The Internal Revenue Service has completed an examination of Tenet's federal income tax returns for the fiscal years ended May 31, 1995, 1996 and 1997, and it has issued a Revenue Agent's Report in which it proposes to assess an aggregate tax deficiency for the three-year audit period of $157 million plus interest of approximately $122 million through December 31, 2003, before any federal or state tax benefit. The Revenue Agent's Report contains several disputed adjustments, including the disallowance of a deduction for a portion of the civil settlement paid to the federal government in June 1994 related to Tenet's discontinued psychiatric hospital business and a disputed adjustment with respect to the timing of the recognition of income for tax purposes pertaining to Medicare and Medicaid net revenues. In connection with the proposed adjustment regarding the civil settlement, Tenet recorded an additional after-tax charge for taxes and interest to discontinued operations of approximately $70 million in the quarter ended June 30, 2003. Tenet believes its original deductions and methods of accounting were appropriate, and has filed a protest with the Appeals Division of the Internal Revenue Service. In the event that these issues cannot be resolved successfully with the Appeals Division, Tenet may further appeal the findings by filing a petition for redetermination of a deficiency with the Tax Court or by filing a claim for refund in U.S. District Court or in the Court of Federal Claims. In order to file a claim for refund in U.S. District Court or in the Court of Federal Claims, all disputed taxes plus interest must be paid prior to filing the claim. Tenet has adequately provided for all tax matters in dispute related to the Revenue Agent's Report for the fiscal years ended May 31, 1995, 1996 and 1997 as of December 31, 2003.

        The Internal Revenue Service recently commenced an examination of Tenet's tax returns for the fiscal years ended May 31, 1998 through the transition period ended December 31, 2002. Tenet is not able to estimate the total amount, if any, that it might owe or pay upon the final resolution of these issues, nor is Tenet able to estimate the timing of such resolution.

  Medical Malpractice and Other Ordinary Course Matters

        In addition to the litigation described above, Tenet is subject to claims and lawsuits in the ordinary course of business. The largest categories of these claims relate to medical malpractice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "THC." The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock on the New York Stock Exchange. All prices have been adjusted to reflect a 3-for-2 stock split declared in May 2002 and distributed on June 28, 2002.

	High	Low
Fiscal Year Ended May 31, 2002
First Quarter	$39.26	$29.82
Second Quarter	41.85	35.00
Third Quarter	44.27	37.80
Fourth Quarter	50.30	37.67
Seven Months Ended December 31, 2002	$52.50	$13.70
Year Ended December 31, 2003
First Quarter	$19.25	$16.30
Second Quarter	17.47	11.47
Third Quarter	16.40	11.32
Fourth Quarter	16.20	12.35

        On February 27, 2004, the last reported sales price of our common stock on the New York Stock Exchange composite tape was $12.02 per share. As of that date, there were approximately 9,600 holders of record of our common stock.

        We have not paid cash dividends on our common stock since the first quarter of fiscal 1994, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain earnings, if any, for the future operation and development of our business. In addition, our credit agreement contains provisions that may have the effect of limiting or prohibiting the payment of dividends from time to time. (See Note 6 of the Notes to the Consolidated Financial Statements.)

        Please see Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management, for information regarding securities authorized for issuance under equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

OPERATING RESULTS

        In March 2003, our board of directors approved a change in our fiscal year from a fiscal year ending on May 31 to a fiscal year that coincides with the calendar year, effective December 31, 2002. The following table presents selected audited consolidated financial data for Tenet Healthcare Corporation and its wholly owned and majority-owned subsidiaries for the years ended May 31, 1999 through 2002, the seven-month transition period ended December 31, 2002, and the year ended December 31, 2003. It also presents unaudited, comparable data for the year ended December 31, 2002.

	Years ended May 31				Seven months ended December 31 2002	Years ended December 31
	1999	2000	2001	2002		2002	2003
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Unaudited)
	(Dollars in Millions, Except Per-Share Amounts)
Net operating revenues	$10,007	$10,433	$10,970	$12,741	$8,026	$13,604	$13,212
Operating Expenses:
Salaries and benefits	4,165	4,234	4,388	5,058	3,150	5,366	5,713
Supplies	1,397	1,455	1,519	1,785	1,139	1,930	2,085
Provision for doubtful accounts	675	763	757	893	612	969	1,441
Other operating expenses	2,177	2,321	2,380	2,591	1,672	2,791	2,912
Depreciation	388	382	392	432	260	442	435
Goodwill amortization	100	90	95	97	—	40	—
Other amortization	28	26	25	30	17	29	25
Impairment of long-lived assets and goodwill and restructuring charges	232	351	143	99	316	316	1,881
Costs of litigation and investigations	—	—	—	—	—	—	282
Loss from early extinguishment of debt	—	—	56	383	4	105	—

Operating income (loss)	845	811	1,215	1,373	856	1,616	(1,562)
Interest expense	(484)	(479)	(455)	(327)	(146)	(264)	(296)
Investment earnings	27	22	37	32	14	26	18
Minority interests	(7)	(21)	(14)	(38)	(19)	(35)	(12)
Net gains on sales of facilities and long-term investments	—	49	28	—	—	—	16
Impairment of investment securities	—	—	—	—	(64)	(64)	(5)

Income (loss) before income taxes	381	382	811	1,040	641	1,279	(1,841)
Income taxes	(168)	(191)	(340)	(467)	(259)	(535)	437

Income (loss) from continuing operations, before discontinued operations and cumulative effect of accounting change	$213	$191	$471	$573	$382	$744	$(1,404)

Basic earnings (loss) per common share from continuing operations	$0.46	$0.41	$0.99	$1.17	$0.79	$1.53	$(3.01)

Diluted earnings (loss) per common share from continuing operations	$0.45	$0.41	$0.96	$1.14	$0.77	$1.49	$(3.01)

        All periods have been adjusted to reflect a 3-for-2 stock split declared in May 2002 and distributed on June 28, 2002.

        The selected financial data presented in the previous table are not necessarily indicative of our future financial condition or results of operations. Reasons for this include, but are not limited to (1) our announced divestiture of 27 hospitals in 2004, (2) future changes in Medicare regulations, (3) ability to collect our accounts receivable, (4) our voluntary adoption of a new method for calculating Medicare outlier payments effective January 1, 2003, and subsequent new regulations governing the calculation of such payments, (5) the increase in the number of patients who are uninsured, (6) the ultimate resolution of investigations and lawsuits, (7) fluctuations in revenue allowances and discounts, and (8) changes in interest rates, tax rates, occupancy levels and patient volumes. Other items include the effects of impairment and restructuring charges, losses from early extinguishment of debt, and other disposals of facilities and other assets, all of which have also occurred during some or all of the periods presented in the above table. Beginning with the first quarter of 2004, 27 of the 28 hospitals that we intend to divest will be accounted for as discontinued operations, and the remaining hospital will be included in continuing operations until July 31, 2004.

  BALANCE SHEET DATA

	May 31				December 31
	1999	2000	2001	2002	2002	2003
	(Dollars in Millions)
Working capital	$1,940	$1,682	$1,060	$829	$1,385	$1,854

Total assets	13,771	13,161	12,995	13,803	13,796	12,298
Long-term debt, net of current portion	6,391	5,668	4,202	3,919	3,872	4,039
Shareholders' equity	3,914	4,142	5,153	5,697	5,824	4,361

  CASH FLOW DATA

						Years ended December 31
	Years ended May 31				Seven months ended December 31 2002
	1999	2000	2001	2002		2002	2003
						(Unaudited)
	(Dollars in Millions)
Net cash provided by operating activities	$582	$869	$1,818	$2,315	$1,126	$2,328	$838
Net cash used in investing activities	(1,147)	(36)	(574)	(1,227)	(389)	(793)	(333)
Net cash provided by (used in) financing activities	571	(727)	(1,317)	(1,112)	(565)	(1,387)	(96)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS

INTRODUCTION TO MANAGEMENT'S DISCUSSION AND ANALYSIS

        The purpose of this section, Management's Discussion and Analysis of Financial Condition and Results of Operations, is to provide a narrative explanation of our financial statements that enables investors to better understand the Company, to enhance our overall financial disclosures, to provide the context within which financial information may be analyzed, and to provide information about the quality of, and potential variability of, our earnings and cash flows. This information should be read in conjunction with the accompanying consolidated financial statements. It includes the following sections:

  •
  Executive Overview

  •
  Sources of Revenue

  •
  Results of Operations

  •
  Liquidity and Capital Resources

  •
  Off-Balance Sheet Arrangements

  •
  Critical Accounting Estimates

EXECUTIVE OVERVIEW

  SIGNIFICANT CHANGES AND INITIATIVES

        Fiscal 2003 was a year of transition for Tenet. During 2003, we faced numerous financial and legal challenges, as discussed in more detail within this report. Many of those challenges arose from our prior pricing policies. Changes to those pricing policies, along with changes to the Medicare rules governing the calculation of outlier payments and other factors, have led to declining net operating revenues. In addition, Tenet, like other providers in the health care industry, has experienced significant increases in bad-debt expense, largely as a result of increases in the number of uninsured patients and reductions in coverage by some private insurers and state Medicaid programs. At the same time, we have become the subject of heightened and coordinated civil and criminal investigations and legal actions.

        In 2003, we commenced a series of initiatives and reforms designed to restructure our organization, rebuild our reputation, and improve the performance and quality of our hospitals. These initiatives and reforms included the appointment of new senior management in key positions, changes in corporate governance, streamlining of our operating structure and a new focus on our core hospitals, clinical quality initiatives, cost reductions, and the formation of new labor union alliances. Key initiatives undertaken in 2003 include:

  •
  Medicare Outlier Revenue Calculations—One of the most significant changes that we initiated in the year ended December 31, 2003 was our voluntary adoption, effective January 1, 2003, of a new method for calculating Medicare outlier payments. Effective August 8, 2003, the Centers for Medicare and Medicaid Services (CMS) implemented a new rule governing the calculation of such payments. These significant changes contributed to a drop in total Medicare outlier revenue from approximately $750 million for the year ended December 31, 2002 to approximately $140 million for the year ended December 31, 2003. Many of the strategic initiatives that we have adopted are designed to address the financial impact of the loss of revenues resulting from changes to the outlier revenue calculations.

  •
  Development of a New Senior Management Team—In September 2003, following a comprehensive executive search process, the board of directors elected Trevor Fetter as chief executive officer. Mr. Fetter had been appointed president in November 2002 and acting chief executive officer in May 2003. In March 2003, Tenet appointed two top hospital executives, Reynold J. Jennings and

    W. Randolph Smith, to its senior executive management team, and appointed Stephen Newman, M.D., a seasoned hospital executive, as chief executive officer of Tenet's California region. More recently, on February 9, 2004, Tenet announced the appointment of Mr. Jennings as its chief operating officer. In December 2003, Tenet hired E. Peter Urbanowicz as its new general counsel. Prior to joining Tenet, Mr. Urbanowicz was the deputy general counsel of the U.S. Department of Health and Human Services. Since November 2002, nearly 40% of the executives listed in Tenet's 2002 Annual Report to Shareholders have retired or resigned, leading to the hiring or promotion of new personnel in key positions.

  •
  Consolidation of Operating Divisions—In March 2003, we consolidated our operating divisions from three to two, with five underlying regions. In February 2004, we appointed a new chief operating officer and announced that we would be further streamlining our organizational structure by eliminating our two divisions and having our five regions, California, Central-Northeast, Florida, Southern States and Texas, report directly to the chief operating officer.

  •
  Divestitures of Facilities—During the year ended December 31, 2003, or shortly thereafter, we sold 12 and closed two acute general hospitals. These facilities have been accounted for as discontinued operations. We had determined that these facilities no longer fit our core operating strategy of building competitive networks of quality hospitals in major markets. They had, however, contributed net operating revenues of $1.0 billion and pretax income of approximately $32 million for the year ended December 31, 2002. Total net proceeds, after taxes and transactions costs, from these divestitures, including working capital, will be approximately $663 million.

    In January 2004, we announced a major restructuring of our operations involving the proposed divestiture of 27 of our acute care hospitals, including 19 in California and eight others in Louisiana, Massachusetts, Missouri and Texas. We expect to receive total net proceeds from these divestitures of approximately $600 million, a significant portion of which is expected to be received in the form of tax benefits from anticipated losses from the proposed divestitures of many of these hospitals. Additionally, in March 2004, we approved a proposed sale of our general hospital in Barcelona, Spain. The purpose of this restructuring is to enable us to focus our financial and management resources on our remaining 69 domestic general acute care hospitals in 13 states and to create a stronger company with enhanced potential for long-term growth.

  •
  Cost Reduction Initiatives—In March 2003, we initiated an operating expense reduction plan consisting of staff and expense reductions above the hospital level, reductions within hospital departments that are not directly involved with patient care, and purchasing power improvements related to our comprehensive nurse agency contracting program. Operating plans at our individual hospitals also include significant levels of cost reduction. Later in 2003, we established additional cost-reduction initiatives consisting of improvements in supply chain costs, primarily involving expanded coverage of purchasing contracts with negotiated discounts, increasing compliance with existing contracts, and consolidating purchased services among fewer vendors. We also embarked upon an initiative to consolidate hospital business offices and standardize our information systems to generate recurring annual savings beginning in 2005, with the majority of savings being realized in 2006. This initiative, however, will require significant investment over the next two years. Despite these efforts, we anticipate continuing cost increases in most areas of our operations that may be partially offset by our expense reduction plan.

  •
  Redding Medical Center Settlements—In August 2003, we reached a $54 million settlement with the federal government and the State of California in connection with their investigations of allegations that two physicians performed medically unnecessary invasive cardiac procedures at our Redding Medical Center. In December 2003, we also reached an agreement with the Office of the Inspector General (OIG) to resolve our dispute over the OIG's intention, as a result of the above allegations, to exclude Redding Medical Center from participation in the Medicare and Medicaid programs. Through this agreement, the OIG agreed to stay further exclusion proceedings, conditioned upon our sale of the hospital. (See Part I, Item 3, Legal Proceedings, for further detail.)

  •
  Compliance Program—In August 2003, we announced the creation of a new compliance department and the appointment of Cheryl Wagonhurst as chief compliance officer. The compliance department is responsible for establishing and meeting industry-leading standards in all areas of compliance with government regulation of hospitals. The compliance function was previously handled primarily by the law department, and our general counsel served as chief compliance officer. The chief compliance officer now reports directly to the ethics, quality and compliance committee of our board of directors.

  •
  Clinical Quality Initiatives—In July 2003, Tenet appointed Jennifer Daley, M.D., to the newly created position of senior vice president, clinical quality, and appointed Lauren Arnold, Ph.D., to the newly created position of vice president, nursing. Dr. Daley is responsible for leading Tenet's Commitment to Quality initiative, which is focused on (1) improving patient safety and the reporting of medical results, (2) supporting physician excellence, (3) improving the practice and leadership of nursing, and (4) facilitating patient flow and care delivery. Also in 2003, we announced that all eligible Tenet hospitals would participate in a voluntary initiative launched by the American Hospital Association, the Association of Medical Colleges and the Federation of American Hospitals to collect and share with consumers results of the hospitals' performance on 10 quality measures for three medical conditions: heart attack, congestive heart failure and pneumonia.

  •
  Labor Union Alliances—During 2003, we announced the creation of alliances with the Service Employees International Union, the American Federation of Federal, State, County and Municipal Employees, and the California Nurses Association that include provisions regarding union elections, multi-year, predictable wages and benefits, and collaboration and cooperation between management, employees and union representatives. In addition, in December, we announced that a 13-month strike by nurses at Doctors Medical Center in San Pablo, California ended when the hospital entered into an agreement with the California Nurses Association.

  •
  Implementation of Corporate Governance Changes—In 2003, four long-serving board members retired from our board of directors and four new directors were appointed. The board then elected a new independent non-executive chair, reorganized the audit, compensation, and corporate governance and nominating committees, and approved the declassification of the board, resulting in all board members standing for election annually. New and improved corporate governance measures included the development of stricter director independence standards and the implementation of minimum stock ownership requirements for directors and senior executives.

  •
  Enhancement of Financial Transparency—Effective January 1, 2003, Tenet became the first company in the hospital industry to begin treating stock-based compensation as an expense in its financial statements. In addition, in March, we announced a decision to change from a fiscal year ending May 31 to a calendar-based fiscal year ending December 31, retroactive to December 31, 2002. This change in year-end will allow investors to more easily compare our performance to that of our competitors.

  RESULTS OF OPERATIONS—OVERVIEW

        During the year ended December 31, 2003, we reported net operating revenues of $13.2 billion, compared to $13.6 billion in the year ended December 31, 2002, $12.7 billion in the year ended May 31, 2002, and $11.0 billion in the year ended May 31, 2001. We reported a $1.4 billion loss from continuing operations for the year ended December 31, 2003, compared to income from continuing operations of $744 million for the year ended December 31, 2002, $573 million for the year ended May 31, 2002 and $471 million for the year ended May 31, 2001.

        Patient days and admissions from continuing operations were slightly higher (0.4% and 1.7%, respectively) during the year ended December 31, 2003 than during the year ended December 31, 2002, while net inpatient revenues per patient day or admission were down by 5.1% and 6.3%, respectively. Accordingly, net inpatient revenues were down by 4.7% during the year. The most significant factor contributing to the decline in net inpatient revenues was a $610 million reduction in Medicare outlier revenue during 2003 compared to the year earlier period. Outpatient visits decreased by 0.1% and net outpatient revenues were down by 1.1%.

        Operating expenses, exclusive of impairment and restructuring charges, were 97.6% of net operating revenues in the year ended December 31, 2003, compared to 85.8% in 2002. Lower net operating revenues, higher salaries and benefits expense, additional provisions for doubtful accounts and costs of litigation and investigations were the principal contributors to this increase.

        In the year ended December 31, 2003, we recorded impairment and restructuring charges of approximately $1.9 billion, compared to $316 million in 2002 (see page 61 for further detail). The increased charges were largely the result of declining financial performance at some of our hospitals and a recently completed comprehensive review of the near-term and long-term prospects of each of our hospitals, including a study of capital expenditures required to comply with California's seismic regulations for hospitals.

  LIQUIDITY AND CAPITAL RESOURCES—OVERVIEW

        Net cash provided by operating activities dropped from approximately $2.3 billion in each of the years ended May 31, 2002 and December 31, 2002 to $838 million in the year ended December 31, 2003. The principal reasons for the decline were revenue pressures, including reduced Medicare outlier revenue, continued growth in routine costs, particularly labor, malpractice expense and pharmaceuticals, costs of litigation and investigations, increased provision for doubtful accounts, and changes in our business mix as admissions of uninsured patients has grown at an escalating rate.

        Proceeds from the sales of hospitals and other assets during 2003 aggregated $730 million. The $600 million in estimated proceeds from the anticipated divestiture of 27 domestic hospitals in 2004 and any tax benefit associated with such divestitures should further bolster our liquidity; however, because we expect a significant portion of the proceeds to be received in the form of tax benefits from anticipated losses from the proposed divestitures of many of these hospitals, we do not expect to realize such benefits until 2005. We have no significant debt maturities before late 2006 and we had approximately $600 million in unrestricted cash on hand at December 31, 2003.

        We are currently in compliance with all covenants under our bank credit agreement and our bond indentures (See Note 6 of the Notes to the Consolidated Financial Statements). Under an agreement recently reached with a required number of our lenders, the total commitments available to us will be reduced from $1.2 billion to $800 million, with a concurrent change to the maximum leverage ratio and minimum fixed charge ratio permitted under the agreement. We have approximately $214 million of letters of credit outstanding under the credit agreement, but we have no cash borrowings outstanding.

  OUTLOOK

        We have implemented a variety of programs and initiatives to address the various challenges that we presently face. We believe that our decision to divest all but our 69 core hospitals, the consolidation of our divisions and regions, our ongoing program to reduce costs and enhance operating performance, and our clinical quality initiatives will ultimately position us to report significantly improved margin performance. However, we do not anticipate significant operating performance or margin improvement to be achievable in 2004 and, potentially, in 2005, because many challenges will require time to work through. These include ongoing problems resulting from Tenet's prior pricing strategy, bad-debt expense related to self-pay patients, reduced operating cash flow and the need to resolve a number of government investigations and legal actions. The 27 hospitals scheduled for divestiture are expected to generate negative cash flow during the sale process, and the expected long-term benefits of our cost-saving initiatives will temporarily be offset by restructuring costs. In the long term, however, we believe the prospects for the 69 hospitals that we will continue to operate are positive and the restructuring and initiatives we have undertaken will position us to improve our financial performance.

        We are also impacted by the challenges facing the health care industry as a whole. We believe that the key ongoing industry-wide challenges are as follows:

  •
  Providing quality patient care in a competitive and highly regulated environment.

  •
  Obtaining adequate compensation for services provided.

  •
  Accounts receivable collection.

  •
  Managing costs.

        The industry as a whole is challenged by the difficulty of providing quality patient care in a competitive and highly regulated environment. Our establishment of a new compliance department to coordinate our hospitals' compliance with the myriad laws and regulations that govern their operations, and our Commitment to Quality initiative, designed to enhance patient outcomes and improve operational effectiveness, should position us competitively to meet these challenges.

        Pressure from payers also affects our industry. We strive to ensure that we are appropriately compensated for the services we provide, but third-party payers continue to ask us to accept lower rates of payment even in the face of rising medical costs. While government regulations determine the amounts we receive for care provided through government programs, we can and will continue to work with managed care payers to ensure adequate and timely reimbursement for our services. We continue to negotiate with managed care payers to reduce reliance on gross charges; however, many payers are unwilling to accept such a change without a reduction in overall net reimbursement to levels significantly below market, which we will not accept. We have disputes with many of our third-party payers over payment for past services. Our proposed Compact with Uninsured Patients ("Compact") is designed to offer managed-care style discounts to certain uninsured patients, which will enable us to offer lower rates to those patients, who today are charged full gross charges. Currently, a significant portion of those accounts are often written down as provision for doubtful accounts. On February 19, 2004, the Secretary of Health and Human Services issued guidance on discounts for uninsured patients, which will allow us to implement our discount plan. The discounts will be phased in during the second quarter of this year and will be fully in effect by June 30. When implemented the Compact should reduce bad-debt expense levels, but it will also reduce net revenues and should have an immaterial effect on net operating performance.

        We also have seen a recent adverse change in our business mix as admissions of uninsured and underinsured patients have grown at an escalating rate. We believe this new trend is due to a combination of broad economic factors, including higher unemployment rates, increased number of patients who are uninsured, and an increased burden of co-payments to be made by patients instead of insurers. Additionally, many of these patients are being admitted through the emergency department and often require more costly care, resulting in higher billings.

        An additional significant cost pressure facing us and the industry is the ongoing increase of labor costs due to a nationwide shortage of nurses. We expect the nursing shortage to continue, and we have implemented various initiatives, such as the Commitment to Quality initiative discussed on page 40, to improve productivity, to better position our hospitals to attract and retain qualified nursing personnel, and to otherwise manage labor-cost pressures.

SOURCES OF REVENUE

        We receive revenues for patient services from a variety of sources, primarily, the federal Medicare program, state Medicaid programs, managed care payers (also known as health maintenance organizations), indemnity-based health insurance companies, and self-pay patients (patients who do not have health insurance and are not covered by some other form of third-party arrangement).

        The table below shows the sources of net patient revenues for our domestic general hospitals, expressed as percentages of net patient revenues from all sources:

	Years ended May 31			Years ended December 31
	2001	2002	Increase (Decrease)(1)	2002	2003	Increase (Decrease)(1)
Medicare	30.1%	31.0%	0.9%	30.9%	26.2%	(4.7)%
Medicaid	8.2%	8.5%	0.3%	8.4%	9.2%	0.8%
Managed care(2)	44.4%	44.9%	0.5%	46.3%	48.9%	2.6%
Indemnity, Self-Pay and other	17.3%	15.6%	(1.7)%	14.4%	15.7%	1.3%

(1)
The change is the difference between the 2002 and 2003 amounts shown.

(2)
Includes Medicare Advantage and Medicaid managed care.

  GOVERNMENT PROGRAMS

        Payments from the government, specifically, the Medicare and Medicaid programs administered by the Centers for Medicare and Medicaid Services (CMS), constitute a significant portion of our net operating revenues. These programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing services to patients and the timing of payments to facilities. We are unable to predict the effect of future policy changes on our operations. If the rates paid or the scope of services covered by governmental payers are reduced, if we are required to pay substantial amounts in settlement, or if we, or one or more of our subsidiaries' hospitals, are excluded from participation in the Medicare program, there could be a material adverse effect on our business, financial position, results of operations or cash flows. The government is currently investigating our Medicare outlier payments, as discussed under Part I, Item 3, Legal Proceedings, of this report.

  Medicare

        Medicare offers different ways for beneficiaries to obtain their medical benefits. One option, the Traditional Medicare Plan is a fee-for-service payment system. The other option, called Medicare Advantage (formerly, Medicare + Choice), includes managed care and private fee-for-service plans. The major components of our net patient revenues for services furnished to patients enrolled in the Traditional Medicare Plan for the years ended May 31, 2001 and 2002 and the years ended December 31, 2002 and 2003 approximate the following:

	Years ended May 31		Years ended December 31
Revenue Descriptions
	2001	2002	2002	2003
	(Dollars in Millions)
Diagnosis-related group—operating	$1,459	$1,654	$1,726	$1,827
Diagnosis-related group—capital	180	221	218	197
Outlier	500	674	750	140
Outpatient	404	481	502	534
Disproportionate share	241	288	305	322
Graduate and Indirect Medical Education	134	159	165	154
Psychiatric, rehabilitation and skilled nursing facilities—inpatient and other	234	330	434	349
Adjustments for valuation allowance and prior year cost report settlements	3	25	7	(133)

Total Medicare net patient revenues	$3,155	$3,832	$4,107	$3,390

  Acute Care Hospital Inpatient Prospective Payment System

        Diagnosis-Related Group Payments—Section 1886(d) of the Social Security Act sets forth a system of payment for the operating costs of acute care hospital stays based on prospectively set rates or a prospective payment system. Section 1886(g) of the Social Security Act requires that capital-related costs of hospital inpatient stays also be paid under a prospective payment system. Under these two prospective payment systems, Medicare payment for hospital inpatient operating and capital-related costs is made at predetermined rates for each hospital discharge. Discharges are classified according to a list of diagnosis-related groups ("DRGs").

        The base payment amount for operating costs is comprised of an average standardized amount that is divided into a labor-related share and a nonlabor-related share. Both the labor-related share of the operating base payments and the capital base payments are adjusted by the geographic variations in labor and capital costs. These base payments are multiplied by the relative weight of the DRG assigned to each case. Although these payments are adjusted for area labor and capital cost differentials, the adjustments do not take into consideration an individual hospital's operating and capital costs. The DRG operating and capital base rates are updated annually, giving consideration to the increased cost of goods and services purchased by hospitals. The rate increases that became effective on October 1, 2002 and on October 1, 2003 were 2.95% and 3.40%, respectively.

        Historically, the annual DRG rate increases have been below the cost increases for goods and services purchased by our hospitals. We expect that future rate increases will also be below such cost increases.

        Outlier Payments—Outlier payments, which were established by Congress as part of the DRG prospective payment system, are additional payments made to hospitals for treating Medicare patients who are costlier to treat than the average patient.

        A hospital receives outlier payments when its defined costs (gross charges adjusted by the hospital's historical cost-to-charge ratio) exceed a certain threshold established annually by CMS. As mandated by Congress, CMS must limit total outlier payments to between 5% and 6% of total DRG payments. CMS annually changes the threshold in order to bring expected outlier payments within the mandated limit. A change to the cost threshold affects total outlier payments by changing (1) the number of cases that qualify for outlier payments, and (2) the dollar amount hospitals receive for those cases that still qualify. The most recent change to the cost outlier threshold became effective on October 1, 2003.

        Prior to October 1, 2003, CMS used a hospital's most recently settled cost reports to set the hospital's outlier cost-to-charge ratio. Those settled cost reports typically were two to three years old. Additionally, if a hospital's cost-to-charge ratio fell below a certain threshold (derived from the cost-to-charge ratios for all hospitals nationwide), then the cost-to-charge ratio used to calculate Medicare outlier payments defaulted to the statewide average for that hospital's particular state, which was considerably higher. The statewide average was also used when settled cost reports were not available (such as with newly constructed or certain acquired hospitals).

        During 2003, CMS issued new regulations governing the calculation of outlier payments to hospitals. These regulations, which became effective August 8, 2003, included the following changes:

        For discharges on or after August 8, 2003 and before October 1, 2003:

  •
  The ratio of cost to charges would be based on the rules in effect prior to August 8, 2003 unless CMS (through its fiscal intermediaries) determined that an alternative ratio of cost to charges should be used.

  •
  Newly constructed or certain acquired hospitals for which a settled cost report was not available would continue to be paid on the statewide ratio of cost to charges.

  •
  There would be no change to the cost outlier threshold.

        For discharges on or after October 1, 2003:

  •
  The ratio of cost to charges is based on the latest of either the most recently submitted or the most recently settled cost reports to calculate the cost-to-charge ratio for outlier payments.

  •
  The use of the statewide average cost-to-charge ratio for hospitals with very low cost-to-charge ratios is discontinued.

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

        On January 6, 2003, we voluntarily submitted a proposal to CMS that would reduce outlier payments to our hospitals retroactive to January 1, 2003. Our proposal, issuance of new regulations governing the calculation of outliers, and other factors resulted in a reduction of Medicare outlier revenue recognized by the Company from approximately $750 million for the year ended December 31, 2002 to approximately $140 million for the year ended December 31, 2003.

        Our proposal to CMS included a provision to reconcile the payments we would receive under our proposed interim arrangement to those we would have received if the new CMS rules had gone into effect on January 1, 2003 up to the effective date of the final rules and regulations (the "Reconciliation Period"). Effective August 8, 2003, outlier payments to Tenet subsidiary hospitals are being calculated by the fiscal intermediary in accordance with the final rule, which applies to all hospitals. As stipulated by our voluntary outlier payment reduction proposal, we prepared the reduction period reconciliation based on instructions we received from CMS and its fiscal intermediary. Those initial instructions were subsequently revised by CMS, and we submitted an updated reconciliation based on revised instructions. The fiscal intermediary is currently reviewing the updated reconciliation. The final determination and outcome of outlier payments under the arrangement is subject to further review and approval by CMS. Although we earlier expected the fiscal intermediary's and CMS's determination with respect to the reconciliation to be made prior to December 31, 2003, additional clarification regarding the reconciliation has delayed a final determination. Based on the recent clarification, the final outcome could result in an additional material increase to the ultimate amount of outlier revenue we could potentially recognize for the Reconciliation Period.

        During the fourth quarter of the year ended December 31, 2003, we recorded total outlier revenues of approximately $91 million. Included in this amount is approximately $70 million of outlier revenues received in prior quarters and recognized in the fourth quarter as a result of receiving an acknowledgement from CMS confirming the amount due to the Company under the outlier reduction proposal reconciliation that was based on the initial instructions for preparing the reconciliation that we received from CMS and its fiscal intermediary.

        Disproportionate Share Payments—If a Medicare-participating hospital serves a disproportionate share of low-income patients, it receives a percentage add-on to the DRG payment for each case. This percentage varies, depending on several factors that include the percentage of low-income patients served. Certain of our hospitals qualify for disproportionate share payments. Congress recently mandated CMS to study the formula used to calculate these payments. One change being considered would give greater weight to the amount of uncompensated care provided by a hospital than it would to the number of low-income patients treated, and CMS started collecting uncompensated care data from hospitals in 2003. We cannot predict the impact on our hospitals if CMS revises the disproportionate share payment formula.

        Direct Graduate and Indirect Medical Education—The Medicare program provides additional compensation for approved teaching hospitals for the additional expenses incurred by such institutions. This additional compensation is made in the form of Direct Graduate Medical Education and Indirect Medical Education payments. Direct Graduate Medical Education Payments are based on an average per resident amount multiplied by the number of residents. Indirect Medical Education Payments are a percentage add-on to the DRG payment for each case. The Indirect Medical Education add-on payment percentage is based on a formula that is comprised of a fixed percentage (currently, 5.5%) established by Congress, and a hospital-specific ratio of residents to beds. Tenet currently operates 35 approved teaching hospitals with a total intern/resident complement of approximately 1,650 full-time equivalents, and plans to divest 11 of these hospitals, which have an intern/resident complement of approximately 340 full-time equivalents.

  Hospital Outpatient Prospective Payment System

        In accordance with Section 1883(t) of the Social Security Act, CMS implemented a prospective payment system for hospital outpatient services effective August 1, 2000, which replaced a cost-based reimbursement system. Under the Outpatient Prospective Payment System, hospital outpatient services, except for certain services that are reimbursed on a fee schedule, are classified into groups called Ambulatory Payment Classifications or APCs. Services in each APC are similar clinically and in terms of the resources they require, and a payment rate is established for each APC. Depending on the services provided, hospitals may be paid for more than one APC for an encounter. CMS periodically updates the APCs and annually adjusts rates paid for each APC. The final hospital outpatient rule, which became effective January 1, 2004, provides for the aggregate payments for outpatient services for all hospitals, not just Tenet hospitals, to increase by approximately 4.5%.

        The outpatient prospective payment system has not had a material impact on our results of operations.

  Inpatient Rehabilitation Reimbursement

        Rehabilitation hospitals and rehabilitation units within acute care hospitals are paid according to the inpatient rehabilitation facility prospective payment system. In order for a hospital or unit to qualify for inpatient rehabilitation reimbursement, 75% of its patients must be treated for at least one condition requiring rehabilitation as specified in the CMS regulations. Citing inconsistent enforcement of the "75% rule," CMS suspended its enforcement in June 2002.

        On September 9, 2003, CMS issued a proposal to revise one of the criteria used to categorize a hospital or hospital unit as an inpatient rehabilitation facility. If approved, the new rule would lower the percentage of patients required to fall within the specified medical criteria from 75% to 65%. It would also modify and expand the list of eligible medical conditions. The proposed changes would apply to cost reporting periods starting on or after January 1, 2004, however, CMS has not issued the final rule.

        We currently operate two inpatient rehabilitation facilities and 28 hospital rehabilitation units as of December 31, 2003. Our previously discussed disposition plan contemplates the divestiture of hospitals that operate eight of these units. Medicare payments for services provided at those hospitals and units represented approximately 6% of Tenet's annual Medicare net revenue for the year ended December 31, 2003. Medicare payments to qualifying inpatient rehabilitation facilities are generally higher than those paid under the Medicare acute hospital prospective payment system for similar services. Failure of our rehabilitation facilities and units to continue to qualify as inpatient rehabilitation facilities could have an adverse effect on our business, financial position, results of operations or cash flows.

  Cost Reports

        The final determination of certain Medicare payments to hospitals, such as indirect medical education, direct graduate medical education, disproportionate share, and bad-debt expense, are retrospectively determined based on the hospitals' cost reports. The final determination of these amounts (sometimes called a reconciliation) often takes many years to resolve because of audits by the program representatives, providers' rights of appeal, and the application of numerous technical reimbursement provisions. Prior to 2003, the Company recorded estimates for contractual allowances and cost report settlements based on amounts generated from information accumulated from various accounting and information systems. Adjustments to these accruals were generally made upon the final settlement of Medicare and Medicaid cost reports. In 2003, the Company completed the implementation of a new system and methodology for recording Medicare net revenue and estimated cost report settlements. This resulted in a refinement in recording the accruals to more closely reflect the expected final settlements on its cost reports. For filed cost reports, the Company now records the accrual based on those cost reports and subsequent activity, and records a valuation allowance against those cost reports based on historical settlement trends. For the year ended December 31, 2003, the accrual is recorded based on estimates of what the Company expects to report on the filed cost reports and a corresponding valuation allowance is recorded as previously described. Cost reports must be filed generally within the five months after the end of the annual cost report reporting period. After the cost report is filed, the accrual may be adjusted accordingly. This change in approach was inseparable from a change in estimate and resulted in a charge of approximately $133 million. This amount is included in the table on page 44 under the line item "Adjustments for valuation allowance and prior year cost report settlements."

  Medicaid

        Medicaid programs are funded by both the federal government and state governments. These programs are administered by the states and vary from state to state.

        Payments we receive under various state Medicaid programs, excluding state-funded managed care programs, constituted approximately 9% of our net operating revenues in 2003. These payments are typically based on fixed rates determined by the individual states. (A few states in which we operate have a Medicaid outlier payment formula.) We also receive disproportionate-share payments under various state Medicaid programs. For the twelve months ended December 2002 and 2003, the disproportionate-share payments were approximately $169 million and $175 million, respectively.

        On November 3, 2003, the California Department of Health Services issued a press release announcing the results of its audits of Redding Medical Center's Medicaid cost reports. The release alleged that Redding Medical Center had received approximately $12 million in excess reimbursements, $9 million of which had been repaid by the hospital. That $9 million was related to routine reconciliations. The remaining $3 million was related to audit findings, which will be appealed. The news release also stated that the California Department of Health Services intends to expand its audits to all hospitals owned by Tenet subsidiaries in California and refer the audit findings to other state and federal agencies.

        Many states in which we operate are facing budgetary challenges that pose a threat to Medicaid funding levels to hospitals and other providers. We expect these challenges to continue; however, we cannot predict the extent of the impact of the states' budget reductions on our hospitals. Also, any changes to federal Medicaid funding methodologies or levels to the states could adversely impact Medicaid payments to our hospitals.

  Legislative and Regulatory Changes

  Annual Update to the Medicare Inpatient Prospective Payment System

        Under Medicare law, CMS is required annually to update certain rules governing prospective payments for acute, rehabilitation and skilled nursing facilities. The updates generally become effective October 1, the beginning of the federal fiscal year ("FFY"). On August 1, 2003, CMS issued the FFY 2004 hospital inpatient Prospective Payment System final rule. This rule included a 3.4% increase in payment rates for inpatient acute care effective October 1, 2003, and a reduction to the outlier threshold from $33,560 to $31,000. Other payment factors affected by the updated rules include DRG weights, the wage index, and expansion of the DRG transfer rule from 10 diagnosis-related groups to 19. While the percentage increase and the lower outlier threshold are somewhat beneficial to Tenet, changes to the outlier payment rules described above and the expansion of the transfer rules offset any benefit.

  Medicare Occupational Mix Adjustment

        As explained above, CMS adjusts most hospital prospective payments (including inpatient acute prospective payments, hospital outpatient APC payments, and inpatient rehabilitation facility payments) to account for geographic differences in labor costs through the use of a wage index. Health care industry analysts and others, especially from rural areas, argue that the current wage index calculation, based on cost reports of wages, hours and wage-related costs of all hospital employees, does not reflect differences in the mix of occupational categories of employees across hospitals, distorting the wage index for hospitals that employ lower-cost employees who perform the work of higher-cost, more specialized employees. Furthermore, hospitals with specialized employees treat more acutely ill patient populations, which is reflected in the higher case mix of these hospitals.

        Section 1886(d)(3)(E) of the Social Security Act requires CMS to collect data every three years on the occupational mix of employees for each short-term acute care hospital participating in the Medicare program in order to construct an occupational mix adjustment to the wage index. The law also requires the application of the occupational mix adjustment to the wage index beginning October 1, 2004. The data collected on the survey will be used to adjust hospitals' wage data for the effect of each hospital's special occupational category mix within the general occupational categories. Although we are unable to quantify the effect of the occupational mix adjustment at this time, we believe that it will result in a reduction to our Medicare payments.

  Inpatient Psychiatric Prospective Payment System

        On November 19, 2003, CMS proposed a new Medicare per diem prospective payment system for inpatient psychiatric facilities to replace the existing cost-based payment system. The inpatient psychiatric prospective payment system affects about 2000 inpatient psychiatric facilities, including both freestanding psychiatric hospitals and certified psychiatric units in general acute care hospitals. The proposed base per diem amount will cover nearly all labor and non-labor costs of furnishing covered inpatient psychiatric services—including routine, ancillary and capital costs. CMS is proposing, among other things, to make additional payments for outlier cases involving beneficiaries with extraordinary care needs to ensure appropriate care for the most ill beneficiaries, and a three-year transition period that will be a blend of decreasing cost-based payments and increasing prospective payment system payments, with full prospective payment system rates becoming effective in the fourth year. The proposed rule contains an effective date of cost reporting periods beginning on or after April 1, 2004; however, CMS has stated that this date will likely be moved back due to the late publication of the proposed rule.

        We currently operate one freestanding psychiatric hospital and 37 of our hospitals operate Medicare-certified psychiatric units. Included in our hospital divestiture plans are 12 hospitals that operate Medicare-certified psychiatric units. Because CMS has not issued the final rule, we are unable at this time to estimate the impact on our payments. However, because of the aforementioned delay in the implementation date, and the three-year transition period, we do not believe the proposal will significantly impact our 2004 inpatient psychiatric payments.

  The Medicare Prescription Drug, Improvement and Modernization Act of 2003

        The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (P.L. 108-173), which was signed into law on December 18, 2003, includes several provisions affecting hospital Medicare and Medicaid reimbursement. Below is a summary of the significant provisions affecting our hospitals' reimbursement.

        Medicare.    Medicare inpatient prospective payment system payments will maintain an inflationary increase of 3.4% in FFY 2004, a rate equal to the full market basket index. For FFY 2005, 2006 and 2007, hospitals will receive an inpatient update equal to the full market basket rate if they submit quality performance data to the Department of Health and Human Services. Those hospitals not submitting quality performance data for 10 quality measures will receive an increase equal to the market basket rate minus 0.4 percentage points. The update reduction is a one-year adjustment and does not affect the base amount inflated from year to year. Hospitals not submitting quality data in FFY 2005 may choose to submit data in 2006 or 2007 and would then receive a full inflationary update. In order to qualify for the full market basket update, hospitals must submit performance data on all patients on the 10 quality measures that are a subset of common hospital performance measures developed and aligned by CMS and the Joint Commission on Accreditation of Healthcare Organizations and endorsed by the National Quality Foundation. All of our hospitals currently participate in the National Voluntary Initiative and will, as required by CMS, report the quality data on all 10 measures to receive the full market basket update.

        The indirect medical education adjustment currently set at 5.5% increases to 6.0% in the last six months of FFY 2004 (April 2004 through September 2004), to 5.8% in FFY 2005, to 5.55% in FFY 2006, and down to 5.35% in FFY 2007. It reverts to current law, 5.5%, for FFY 2008 and beyond.

        Hospitals meeting certain criteria established by CMS may appeal their Prospective Payment System wage index classification. This one-time appeal must be filed between December 8, 2003 and February 15, 2004. Reclassifications would be effective only for discharges on or after April 1, 2004, and in effect for a three-year period only. CMS has set aside $900 million for these reclassifications. Certain of our hospitals qualify for an appeal to their wage index classification, and such appeals have been filed where appropriate, however, we cannot predict the success of those appeals.

        Medicaid.    The reduction in Medicaid Disproportionate Share hospital funding (referred to as the "DSH cliff") in fiscal year 2004 is eliminated and the DSH allotment will increase 16% over fiscal year 2003 levels. Subsequent years are frozen at 2004 levels until the allotment level intersects with where it would have been absent relief from the Balanced Budget Act. Increases thereafter are tied to the change in the Consumer Price Index.

  PRIVATE INSURANCE

  Managed Care

        We currently have over 5,000 managed care contracts with various health maintenance organizations (HMOs) and Preferred Provider Organizations (PPOs). HMOs generally maintain a full-service health care delivery network composed of physician, hospital, pharmacy, and ancillary service providers that HMO members must access through an assigned "primary care" physician. The member's care is then managed by his or her primary care physician and other network providers in accordance with the HMO's quality assurance and utilization review guidelines so that appropriate health care can be efficiently delivered in the most cost-effective manner.

        HMO members or their employers typically pay a fixed, periodic premium for access to the HMO network, so the HMO assumes substantial financial risk for the cost of its members' care. HMOs generally seek to shift this financial risk to their network providers in a number of ways. Hospitals generally enter into either capitation or per diem provider services agreements. Under both types of agreements, a hospital is obligated to provide a prescribed range of services to HMO members.

        Under a capitation agreement, an HMO generally assigns a population of members to a hospital and pays the hospital a fixed amount each month for all the hospital care those members are entitled to receive pursuant to their HMO membership. The capitation agreement therefore shifts significant financial risk to the hospital, since its reimbursement is fixed and the amount of care to be delivered is unknown.

        Under a per diem agreement the hospital is reimbursed for care delivered to an HMO member pursuant to a discounted fee schedule, and the discount amount is generally expressed as a percentage of the hospital's billed charges. Because an HMO member is billed as services are rendered, these types of agreements generally represent less financial risk to a hospital than capitation agreements.

        The financial risk is further mitigated by the fact that many per diem agreements contain some form of "stop-loss" provision that allows for higher reimbursement rates in difficult medical cases where the hospital's billed charges exceed a certain threshold amount.

        Managed care contracts represent in excess of $5 billion in anticipated revenues for our 69 core hospitals going forward. Approximately 90% of these contracts have no set expiration date. However, in the last several years, we have renewed or renegotiated approximately 80% of these agreements. National payers generate in excess of 40% of our total managed care revenues. The remainder comes from regional or local payers.

        The rate methodology used in most of these contracts is a combination of fixed per diems and stop-loss dependant charges. We have been working to transition key payers to contracts that use fixed, predictable market-based per diems, less dependent on stop-loss payments, with market-based rate escalators and terms and conditions designed to help us to reduce bad-debt expense.

        In the past, our managed care policy was developed and implemented almost exclusively at the local hospital level. In December 2003, we appointed a new senior vice president of managed care, who will lead a team responsible for developing a strategy to support our hospitals in their managed care relationships and provide a consistent message to payers that will focus on performance management and assessment.

        Our new approach to managed care will be built around the development of key competencies in the following areas: (1) strategy, policy and initiatives; (2) individualized key payer strategies; (3) managed care economics; (4) regional contracting support for our five hospital regions; and (5) centralized data base management, which will enhance our ability to effectively model contract terms and conditions for negotiations, and improve the efficiency and accuracy of our billing procedures.

  Indemnity

        An indemnity-based agreement generally requires the insurer to reimburse an insured patient for health care expenses after those expenses have been incurred by the patient, subject to an increasing number of policy conditions and exclusions. Unlike an HMO member, a patient with indemnity insurance is free to control his or her utilization of health care and selection of health care providers.

        Given this broad consumer discretion, insurers manage their risk in a number of ways. One of the most common is the "preferred provider organization" or "PPO" model. Under a PPO, an insurer will contract with a network of providers who agree to accept certain discounted rates for providing care to PPO members. Sometimes an indemnity insurance company will impose per diem or fixed rates for an episode of care, which may or may not cover the actual cost or charges of such care. The PPO members in turn are entitled to lower provider rates and receive a higher percentage of reimbursement from the insurer if they choose PPO network providers for their care. If a member selects a provider outside of the PPO network, that member will not receive the PPO discount and generally has to shoulder a much higher percentage of the total cost under its agreement with the insurer. The clear incentive is to select "in-network" providers, thereby minimizing cost to insurer and patient alike. Tenet hospitals are participating providers in many PPO networks in their market areas and also deliver services to patients covered by more traditional indemnity insurance policies.

  SELF-PAY PATIENTS

        Self-pay patients are patients who do not qualify for government payment programs such as Medicare and Medicaid, and who do not have some form of private insurance, and are, therefore, responsible for their own medical bills. We have seen an increase in the number of self-pay patients. Many of these patients are being admitted through the emergency department and require high acuity treatment, which is more costly to provide and results in above-average billings, which are the least collectible of all accounts. We believe these trends are due to a combination of broad economic factors, including higher unemployment rates, increasing numbers of people who are uninsured, and the increasing burden of co-payments to be made by patients rather than insurers.

        Self-pay accounts pose significant collectibility problems. The majority of our bad-debt expense relates to self-pay patients. The Company is taking multiple actions to address the rapid growth in uninsured patients. These initiatives include conducting detailed reviews of intake procedures in hospitals facing the greatest pressures, and enhancing and updating intake best practices for all of our hospitals. We are also developing hospital-specific reports detailing collection rates by type of payer to help the hospital management teams better identify areas of vulnerability and opportunities for improvement.

        Over the longer term, several other initiatives the Company has previously announced should also help address this emerging challenge. For example, the Company's Compact with Uninsured Patients, a plan to offer managed-care-style discounts to uninsured patients (mentioned earlier herein), will enable the Company to offer lower rates to such patients, who today are charged full gross charges. On February 19, 2004, the Secretary of Health and Human Services issued guidance on discounts for uninsured patients, which will allow us to implement our discount plan. The discounts will be phased in during the second quarter of this year and will be fully in effect by June 30.

RESULTS OF OPERATIONS

        The following three tables show a summary of our net operating revenues, operating expenses and operating income or loss, both in dollar amounts and as percentages of net operating revenues, for the years ended May 31, 2001 and 2002 and December 31, 2002 and 2003:

	Years ended May 31
	2001	2002	Change	% Change
	(Dollars in Millions)
Net operating revenues:
Domestic general hospitals	$10,508	$12,357	$1,849	17.6%
Other operations	462	384	(78)	(16.9)%

Net operating revenues	10,970	12,741	1,771	16.1%
Operating expenses:
Salaries and benefits	4,388	5,058	670	15.3%
Supplies	1,519	1,785	266	17.5%
Provision for doubtful accounts	757	893	136	18.0%
Other operating expenses	2,380	2,591	211	8.9%
Depreciation	392	432	40	10.2%
Amortization	120	127	7	5.8%
Impairment and restructuring charges	143	99	(44)	(30.8)%
Loss from early extinguishment of debt	56	383	327	583.9%

Operating income	$1,215	$1,373	$158	13.0%

	Years ended December 31
	2002	2003	Change	% Change
	(Dollars in Millions)
Net operating revenues:
Domestic general hospitals	$13,239	$12,792	$(447)	(3.4)%
Other operations	365	420	55	15.1%

Net operating revenues	13,604	13,212	(392)	(2.9)%
Operating expenses:
Salaries and benefits	5,366	5,713	347	6.5%
Supplies	1,930	2,085	155	8.0%
Provision for doubtful accounts	969	1,441	472	48.7%
Other operating expenses	2,791	2,912	121	4.3%
Depreciation	442	435	(7)	(1.6)%
Amortization	69	25	(44)	(63.8)%
Impairment and restructuring charges	316	1,881	1,565	495.3%
Cost of litigation and investigations	—	282	282	100.0%
Loss from early extinguishment of debt	105	—	(105)	(100.0)%

Operating income (loss)	$1,616	$(1,562)	$(3,178)	(196.7)%

	Years ended May 31		Years ended December 31
	2001	2002	2002	2003
	(% of Net Operating Revenues)
Net operating revenues:
Domestic general hospitals	95.8%	97.0%	97.3%	96.8%
Other operations	4.2%	3.0%	2.7%	3.2%

Net operating revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries and benefits	40.0%	39.7%	39.4%	43.2%
Supplies	13.9%	14.0%	14.2%	15.8%
Provision for doubtful accounts	6.9%	7.0%	7.1%	10.9%
Other operating expenses	21.7%	20.3%	20.5%	22.0%
Depreciation	3.6%	3.4%	3.3%	3.3%
Amortization	1.1%	1.0%	0.5%	0.2%
Impairment and restructuring charges	1.3%	0.8%	2.3%	14.2%
Costs of litigation and investigations	—	—	—	2.1%
Loss from early extinguishment of debt	0.4%	3.0%	0.8%	—

Operating income (loss)	11.1%	10.8%	11.9%	(11.8)%

        Net operating revenues of our continuing domestic general acute hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (primarily rental income and income from services such as cafeteria, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations consist primarily of revenues from (1) physician practices, (2) rehabilitation hospitals, long-term-care facilities, a psychiatric facility and specialty hospitals—all of which are located on or near the same campuses as our general hospitals, (3) our hospital in Barcelona, Spain, (4) health care joint ventures operated by us, (5) our subsidiaries offering managed care and indemnity products, and (6) equity in earnings of unconsolidated affiliates.

        On a same-facility basis, net patient revenues for the year ended December 31, 2003 declined 3.9%, admissions were up 1.9% and net inpatient revenue per admission declined 6.9% over the prior year. Total operating margins (the ratio of operating income (loss) to net operating revenues) decreased from 11.9% to a negative 11.8%. Net cash provided by operating activities decreased by $1.5 billion during the year to $838 million.

        The declines in net patient revenues, operating margins and cash provided by operating activities were primarily caused by reductions in Medicare outlier revenue, increases in operating expenses (particularly additional provisions for doubtful accounts), costs of litigation and investigations, and impairment and restructuring charges, as well as changes in our business mix as admissions of uninsured patients grew at an escalating rate.

        For the year ended May 31, 2002, net inpatient revenues per admission improved 11.6% on a total-facility basis over the prior year. Total operating margins (the ratio of operating income to net operating revenues) decreased from 11.1% to 10.8%. Net cash provided by operating activities increased by $497 million during the year to $2.3 billion.

        During those periods, our financial results were also affected by a variety of other matters as described below. The table below shows the pretax and after-tax impact of (1) additional provision for doubtful accounts, (2) goodwill amortization, (3) impairments of long-lived assets and goodwill, (4) restructuring charges, (5) costs of litigation and investigations, (6) losses from early extinguishment of debt, (7) net gains on sales of facilities and long-term investments, and (8) impairment of investment securities for the years ended May 31, 2001 and 2002 and for the years ended December 31, 2002 and 2003:

	Years ended May 31		Years ended December 31
	2001	2002	2002	2003
	(Dollars in Millions, except Per-Share Amounts)
Additional provision for doubtful accounts	$—	$—	$—	$(198)
Goodwill amortization	(95)	(97)	(40)	—
Impairment of long-lived assets and goodwill	(55)	(76)	(303)	(1,770)
Restructuring charges	(88)	(23)	(13)	(111)
Costs of litigation and investigations	—	—	—	(282)
Loss from early extinguishment of debt	(56)	(383)	(105)	—
Net gains on sales of facilities and long-term investments	28	—	—	16
Impairment of investment securities	—	—	(64)	(5)

Pretax impact	$(266)	$(579)	$(525)	$(2,350)
After-tax impact	$(190)	$(389)	$(336)	$(1,718)
Diluted per-share impact of above items	$(0.39)	$(0.77)	$(0.67)	$(3.68)
Diluted earnings (loss) per share, including above items	$0.96	$1.14	$1.49	$(3.01)

  PRO FORMA INFORMATION

        In light of recent events and the changes CMS made to the Medicare outlier payment calculations (discussed on page 45), we are supplementing certain historical information with information presented on a pro forma basis as if we had received no Medicare outlier revenues during the periods indicated. This information includes numerical measures of our historical performance, financial position or cash flows that have the effect of depicting such measures of financial performance differently from that presented in our financial statements prepared in accordance with generally accepted accounting principles ("GAAP") and that are defined under Securities and Exchange Commission rules as "non-GAAP financial measures." We believe that the information presented on this pro forma basis is important to our shareholders in order to show the effect that Medicare outlier revenue had on elements of our historical results of operations and provide important insight into our operations in terms of other underlying business trends, without necessarily estimating or suggesting their effect on future results of operations. This supplemental information has inherent limitations because Medicare outlier revenue in periods prior to January 1, 2003 are not indicative of future periods and such revenue in periods from January 1, 2003 forward may not be indicative of future periods. We compensate for these inherent limitations by also utilizing comparable GAAP measures. In spite of the limitations, we find the supplemental information useful to the extent it better enables us and our investors to evaluate pricing trends and we believe the consistent use of this supplemental information provides us and our investors with reliable period-to-period comparisons. Costs in our business are largely influenced by volumes and thus are generally analyzed as a percent of net operating revenues, so we provide this additional analytical information to better enable investors to measure expense categories between periods. Based on requests by certain shareholders, we believe that our investors find these non-GAAP measures useful as well. Investors are encouraged, however, to use GAAP measures when evaluating the Company's financial performance. Among the information presented herein on a supplemental, or pro forma, basis are operating expenses expressed as percentages of net operating revenues, and net inpatient revenues per patient day and per admission.

        The two tables below illustrate actual operating expenses as a percent of net operating revenues for the years ended May 31, 2001 and 2002 and the years ended December 31, 2002 and 2003 as if we had received no outlier revenue during the periods indicated. The tables include reconciliations of net operating revenues to net operating revenues adjusted to exclude all outlier revenue. Investors are encouraged, however, to use GAAP measures when evaluating the Company's financial performance.

	Years ended May 31
	2001	2002	2001	2002
	(in millions)		(% of net operating revenues excluding Medicare outlier revenue)
Net operating revenues	$10,970	$12,741
Less Medicare outlier revenue	(500)	(674)

Non-GAAP net operating revenues excluding outlier revenue	10,470	12,067	100.0%	100.0%

Operating expenses:
Salaries and benefits	4,388	5,058	41.9%	41.9%
Supplies	1,519	1,785	14.5%	14.8%
Provision for doubtful accounts	757	893	7.2%	7.4%
Other operating expenses	2,380	2,591	22.7%	21.5%
Depreciation	392	432	3.7%	3.6%
Amortization	120	127	1.1%	1.1%
Impairment and restructuring charges	143	99	1.4%	0.8%
Loss from early extinguishment of debt	56	383	0.5%	3.2%

Non-GAAP operating income excluding outlier revenue	715	699	6.8%	5.8%
Add back Medicare outlier revenue	500	674	4.8%	5.6%

Operating income	$1,215	$1,373	11.6%	11.4%

	Years ended December 31
	2002	2003	2002	2003
	(in millions)		(% of net operating revenues excluding Medicare outlier revenue)
Net operating revenues	$13,604	$13,212
Less Medicare outlier revenue	(750)	(140)

Non-GAAP net operating revenues excluding outlier revenue	12,854	13,072	100.0%	100.0%

Operating expenses:
Salaries and benefits	5,366	5,713	41.7%	43.7%
Supplies	1,930	2,085	15.0%	16.0%
Provision for doubtful accounts	969	1,441	7.5%	11.0%
Other operating expenses	2,791	2,912	21.7%	22.3%
Depreciation	442	435	3.4%	3.3%
Amortization	69	25	0.5%	0.2%
Impairment and restructuring charges	316	1,881	2.5%	14.4%
Costs of litigation and investigations	—	282	—	2.2%
Loss from early extinguishment of debt	105	—	0.8%	—

Non-GAAP operating income (loss) excluding outlier revenue	866	(1,702)	6.7%	(13.0)%
Add back Medicare outlier revenue	750	140	5.8%	1.1%

Operating income (loss)	$1,616	$(1,562)	12.6%	(11.9)%

        The table below shows certain selected historical operating statistics for our continuing domestic general hospitals:

			Years ended December 31
	Years ended May 31
					Increase (Decrease)
	2001	2002	2002	2003
Number of hospitals (at end of period)	95	100	98	99	1	(1)
Licensed beds (at end of period)	24,072	25,499	24,671	24,649	(0.1)%
Net inpatient revenues (in millions)(2)(5)	$7,026	$8,415	$8,997	$8,571	(4.7)%
Net outpatient revenues (in millions)(2)	$3,235	$3,716	$4,004	$3,961	(1.1)%
Admissions	842,789	904,841	930,655	946,640	1.7%
Equivalent admissions(3)	1,187,157	1,277,519	1,306,374	1,320,001	1.0%
Average length of stay (days)	5.3	5.4	5.4	5.3	(0.1	)(1)
Patient days	4,447,387	4,848,177	5,000,153	5,019,309	0.4%
Equivalent patient days(3)	6,186,798	6,756,470	6,927,080	6,920,816	(0.1)%
Net inpatient revenue per patient day(5)	$1,580	$1,736	$1,799	$1,708	(5.1)%
Net inpatient revenue per admission(5)	$8,337	$9,300	$9,667	$9,054	(6.3)%
Utilization of licensed beds(4)	51.2%	52.8%	54.5%	55.9%	1.4	%(1)
Outpatient visits	7,981,528	8,310,102	8,433,526	8,427,096	(0.1)%

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

(4)
Utilization of licensed beds represents patient days divided by average licensed beds divided by number of days in the period.

(5)
Although our hospitals expect to receive some level of Medicare outlier revenue in future periods, as discussed earlier, if we had received no Medicare outlier revenue in the periods indicated, domestic general hospital net inpatient revenues, net inpatient revenue per patient day and net inpatient revenue per admission would have been as follows:

			Years ended December 31
	Years ended May 31
					Increase (Decrease)
	2001	2002	2002	2003
	(in millions, except per-patient-day and per-admission amounts)
Net inpatient revenues	$7,026	$8,415	$8,997	$8,571	(4.7)%
Less Medicare outlier revenue	(500)	(674)	(750)	(140)	(81.3)%

Pro forma net inpatient revenues	$6,526	$7,741	$8,247	$8,431	2.2%

Pro forma net inpatient revenue per patient day	$1,467	$1,597	$1,649	$1,680	1.9%
Pro forma net inpatient revenue per admission	$7,743	$8,555	$8,862	$8,906	0.5%

        The table below shows certain selected historical operating statistics for our continuing domestic general hospitals on a same-facility basis as of December 31, 2003:

	Years ended December 31
	2002	2003	Increase (Decrease)
Average licensed beds	24,591	24,494	(0.4)%
Admissions	923,790	940,934	1.9%
Average length of stay (days)	5.4	5.3	(0.1)
Patient days	4,944,738	4,986,346	0.8%
Net inpatient revenue per patient day(1)	$1,810	$1,702	(6.0)%
Net inpatient revenue per admission(1)	$9,688	$9,021	(6.9)%
Outpatient visits	8,384,387	8,382,300	(0.0)%

(1)
If we had received no Medicare outlier revenue in the periods indicated, same-facility net inpatient revenue, net inpatient revenue per day and net inpatient revenue per admission would have been as follows:

	Years ended December 31
	2002	2003	Increase (decrease)
	(in millions, except per-patient-day and per-admission amounts)
Net inpatient revenues	$8,950	$8,488	(5.2)%
Less Medicare outlier revenue	(748)	(140)	(81.3)%

Pro forma net inpatient revenues	$8,202	$8,348	1.8%

Pro forma net inpatient revenue per patient day	$1,659	$1,674	0.9%
Pro forma net inpatient revenue per admission	$8,879	$8,872	(0.1)%

        Same-facility admissions for the year ended December 31, 2003 increased by 1.9% compared to 2002.

        On a total-facility basis, net inpatient revenue per admission for the year ended December 31, 2003 decreased 6.3% over the prior year. On a same-facility basis, it decreased 6.9% over the prior year. For the year ended May 31, 2002, on a total-facility basis, this statistic increased 11.6% over the prior year. The 2003 percentages reflect lower Medicare outlier revenue partially offset by changes in payer classes. As mentioned earlier, the changes in Medicare regulations for determining outlier payments have adversely impacted our revenues. For example, if we had received no Medicare outlier revenue, our net inpatient revenue per admission for the year ended December 31, 2003 would have increased by 0.5% instead of a decrease of 6.3% on a total-facility basis and decreased 0.1% on a same-facility basis instead of a decrease of 6.9%. (See tables on page 55 for our explanations of these adjusted performance measures).

        Same-facility outpatient visits for the year ended December 31, 2003 were essentially flat in comparison to the prior year and net outpatient revenue decreased by 1.1% compared to the prior year.

        Net operating revenues from the Company's other operations were $420 million and $365 million for the years ended December 31, 2003 and 2002, respectively, and $384 million and $462 million for the years ended May 31, 2002 and 2001, respectively. The increase for the year ended December 31, 2003 is primarily the result of the conversion of a general hospital to a specialty hospital. The decrease for the year ended May 31, 2002 is primarily the result of terminations and contract expirations of unprofitable physician practices and sales of facilities other than general hospitals.

  SALARIES AND BENEFITS

        We have experienced and expect to continue to experience significant wage and benefit pressures created by the current nursing shortage throughout the country. Approximately 11% of our employees were represented by labor unions as of December 31, 2003. As union activity continues to increase at our hospitals, our salaries and benefits expense is likely to increase more rapidly than our net operating revenues. In May 2003, we entered into an agreement with the Service Employees International Union and the American Federation of Federal, State, County and Municipal Employees with respect to all of our California hospitals and two hospitals in Florida. In December 2003, we entered into an agreement with the California Nurses Association with respect to all of our California hospitals. The agreements are expected to streamline the organizing and contract negotiation process, with minimal impact on and disruption to patient care, if a hospital's employees choose to organize into collective bargaining units. The agreements also provide a framework for prenegotiated salaries and benefits at these hospitals.

        Another factor that will increase our labor costs significantly is the enactment of state laws regarding nurse-staffing ratios. California has enacted such a law and it became effective on January 1, 2004. Not only will state-mandated nurse-staffing ratios adversely affect our labor costs, if we are unable to hire the necessary number of nurses to meet the required ratios, they also may cause us to limit patient admissions with a corresponding adverse effect on net operating revenues.

        In March 2003, our board of directors approved a change in accounting for stock options granted to employees and directors from the intrinsic-value method to the fair-value method, as recommended by Statement of Financial Accounting Standards (SFAS) No. 123, effective for the fiscal year ended December 31, 2003. Based on options granted through December 31, 2003, this change increased salaries and benefits expense by approximately $138 million in the 2003 calendar year.

        The transition method we chose to report this change in accounting was the retroactive-restatement method. As such, presentations of periods with dates ending prior to January 1, 2003 have been restated to reflect the fair-value method of accounting, as if the change had been effective throughout those earlier periods. For example, the results of operations for the year ended December 31, 2002 reflect additional salaries and benefits expense of approximately $149 million.

  SUPPLIES

        We control supplies expense through product standardization, contract compliance, improved utilization, and minimizing waste. We also utilize the group-purchasing and supplies-management services of Broadlane, Inc., a company that was spun off from Tenet in 1999 and in which we currently hold a 47% interest. Broadlane offers group-purchasing procurement strategy, outsourcing, and e-commerce services to the health care industry.

  PROVISION FOR DOUBTFUL ACCOUNTS

        The provision for doubtful accounts as a percentage of non-program revenues (that is, revenues from all sources other than Medicare and Medicaid) was 16.7% for the year ended December 31, 2003 and 11.5% for the year ended December 31, 2002. It was 11.4% for the year ended May 31, 2002 and 10.9% for the year ended May 31, 2001.

        The increase in the provision for doubtful accounts in the year ended December 31 2003 resulted primarily from an additional charge of $198 million to increase the provision for doubtful accounts for continuing operations to reflect a recent adverse change in our business mix as admissions of uninsured patients grew at an escalating rate. We believe these new trends are due to a combination of broad economic factors, including higher unemployment rates, reductions in state Medicaid budgets, increased number of patients who are uninsured, and an increased burden of co-payments to be made by patients instead of insurers. Additionally, many of these patients are being admitted through the emergency department and often require more costly care, resulting in higher billings.

        The additional $198 million charge to increase the provision for doubtful accounts consisted of two components (1) the effect of accelerating the write-down of self-pay accounts, and (2) the effect of re-evaluating the historical collection patterns for self-pay and managed care accounts receivable in light of recent trends. Our practice, beginning in the third quarter of 2003, is to write down all self-pay accounts receivable, including accounts receivable related to the co-payments and deductibles due from patients with insurance, to their estimated net realizable value on a straight-line basis as they age over the course of 120 days, at which time any uncollected balances are assigned to our in-house collection agency. In the past, we had employed a methodology that utilized gradual write-downs that escalated toward the end of the 120-day period. Given the speed and severity of the new trends in self-pay account collection, we changed to a straight-line write-down methodology in the third quarter of 2003.

        Historically, our in-house collection agency has collected approximately 17 cents of each dollar of self-pay accounts assigned to it. Collections on these types of accounts now are being collected at a rate of approximately 12 cents on the dollar. Accordingly, we have changed our accounts receivable evaluation process to give increased weight to the latest 12 months of collection experience.

        Approximately 20% of the additional charge related to changes in the collectibility of managed care accounts receivables. We continue to experience significant payment pressure from managed care companies (which pressure has been exacerbated by recent disputes with certain managed care companies, primarily in California) concerning substantial amounts of past billings. We are aggressively pursuing collection of these accounts using all means at our disposal, including negotiations, arbitration and litigation, but we may not be successful.

        Accounts receivable days outstanding from continuing operations increased from 63.6 days at December 31, 2002 to 66.1 days at December 31, 2003. This amount is calculated as our accounts receivable from continuing operations on that date divided by our revenues from continuing operations for the quarter on that date divided by the number of days in the quarter.

        We continue to focus on initiatives to improve cash flow, which include improving the process for collecting receivables, pursuing timely payments from all payers, and standardizing and improving contract terms, billing systems and the patient registration process. We will continue to review, and adjust as necessary, our methodology for evaluating the collectibility of our accounts receivable, and we may incur additional future charges related to the above-described trends.

        We are taking numerous actions to specifically address the rapid growth in uninsured patients. These initiatives include conducting detailed reviews of intake procedures in hospitals facing these pressures, and introducing intake best practices to all of our subsidiaries' hospitals.

        Over the longer term, several other initiatives we previously announced are also expected to help address this emerging challenge. For example, our Compact with Uninsured Patients, a plan to offer managed care style discounts to certain uninsured patients, would enable us to offer lower rates to such patients, who today are charged full gross charges. Currently, a significant portion of those accounts are often written down as provision for doubtful accounts. On February 19, 2004, the Secretary of Health and Human Services issued guidance on discounts for uninsured patients, which will allow us to implement our discount plan. The discounts will be phased in during the second quarter of this year and will be fully in effect by June 30.

        In addition, our implementation of our previously announced three-year plan to consolidate billing and collection activities in regional business offices is on track and is expected to improve receivables performance once fully executed. The previously announced initiative to standardize patient accounting systems will also allow us to quickly obtain better operations data at a consolidated level, providing management better tools to more quickly diagnose and address business mix shifts.

  OTHER OPERATING EXPENSES

        Included in other operating expenses is malpractice expense of $322 million and $359 million for the years ended December 31, 2003 and 2002, respectively. The $359 million of malpractice expense for the year ended December 31, 2002 includes charges of (1) approximately $33 million as a result of lowering the discount rate used from 7.5% to 4.61% at December 31, 2002, (2) $27 million due to an increase in reserves at one of our insurance subsidiaries, Hospital Underwriting Group, as a result of an increase in the average cost of claims being paid by this subsidiary, and (3) $80 million to increase our self-retention reserves, also due to a significant increase in the average cost of claim settlements and awards. The 7.5% rate was based on our average cost of borrowings. The 4.61% rate was based on a risk-free, Federal Reserve 10-year maturity composite rate for a period that approximates our estimated claims payout period. The current year does not include any such material charges.

        The malpractice expense for the years ended May 31, 2002 and 2001 was $222 million and $133 million, respectively. We continue to experience unfavorable pricing and availability trends in the professional and general liability insurance markets and increases in the size of claim settlements and awards in this area. We expect this trend to continue unless pricing for insurance becomes favorable, settlement amounts decrease, and meaningful tort reform legislation is enacted.

        Physicians, including those who practice at some of our hospitals, face similar increases in malpractice insurance premiums and limitations on availability, which could cause those physicians to limit their practice. That, in turn, could result in lower admissions to our hospitals.

        For the periods June 1, 2000 through May 31, 2001 and June 1, 2001 through May 31, 2002, the policies written by Hospital Underwriting Group provided a maximum of $50 million of its retained losses for each policy period. As of December 31, 2003, Hospital Underwriting Group's retained reserves for losses in each policy period were approaching the policy maximums. If the $50 million maximum amount is exhausted in either of these years, Tenet will be responsible for the first $25 million per occurrence for any subsequent claim paid that was applicable to the policy period before any excess insurance coverage would apply.

        Effective June 1, 2002, Tenet's self-insured retention per occurrence was increased to $2 million. In addition, a new wholly owned insurance subsidiary, The Healthcare Insurance Corporation, was formed to insure substantially all of these risks. This subsidiary insures these risks under a claims-made policy with retentions per occurrence for the periods June 1, 2002 through May 31, 2003, and June 1, 2003 through May 31, 2004, of $3 million and $13 million, respectively. Risks in excess of these retentions are reinsured with major independent insurance companies.

        All reinsurance applicable to Hospital Underwriting Group, The Health Care Insurance Corporation, and any excess insurance purchased by Tenet is subject to policy aggregate limitations. If such policy aggregates should be partially or fully exhausted in the future, Tenet's financial position, results of operations or cash flows could be materially adversely affected.

  DEPRECIATION AND AMORTIZATION

        The principal reason for the decrease in this expense category during 2003 compared to 2002 was that we stopped amortizing goodwill on June 1, 2002, as a result of adopting a new accounting standard for goodwill and other intangible assets. Goodwill amortization in 2002 was $40 million.

  IMPAIRMENT OF LONG LIVED ASSETS AND GOODWILL AND RESTRUCTURING CHARGES

        Our estimates of future cash flows used in impairment analyses for both years ended December 31, 2002 and 2003 were based on assumptions and projections that we believe to be reasonable and supportable. Our assumptions took into account revenue and expense growth rates, patient volumes, changes in payer mix, and changes (enacted or anticipated) in legislation and other payer payment patterns. The fair value estimates of our long-lived assets and goodwill were derived from either independent appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows.

        During the year ended December 31, 2003, we recorded impairment and restructuring charges consisting of $646 million for impairment of long-lived assets (for the write-down of long-lived assets to their estimated fair values primarily at 28 hospitals), $1.124 billion for impairment of goodwill, primarily related to our California and Central-Northeast regions, $70 million in employee severance, benefits and relocation costs, $37 million in non-cash stock-option-modification costs related to terminated employees, and $4 million in contract terminations, consulting and other costs (net of a $13 million reduction in reserves for restructuring charges recorded in prior periods).

        We recognized the $646 million of impairment charges on long-lived assets because our estimates of future cash flows from these assets indicated that the carrying amount of the assets or groups of assets were not fully recoverable from estimated future cash flows.

        Approximately $187 million of our goodwill impairment charge relates to the consolidation (that we announced on March 10, 2003) of our operating divisions from three to two. Because of this restructuring of our operating divisions and regions, along with a realignment of our executive management team and other factors, our goodwill "reporting units" (as defined under SFAS No. 142) changed. Prior to the restructuring, the reporting units consisted of our three divisions; following the restructuring, they consisted of our five new regions. Because of the change in reporting units, we performed a goodwill impairment evaluation in March 31, 2003 resulting in the above impairment charge related to our Central-Northeast region.

        The $937 million balance of our 2003 goodwill impairment charge is associated primarily with our California and Central-Northeast regions as a result of the completion of a comprehensive review of the near-term and long-term prospects for each of our hospitals.

        The $111 million in restructuring charges were incurred primarily in connection with (1) our previously announced plans to reduce operating expenses, including the reduction of staff, and (2) the realignment of our executive management team.

        Costs remaining in accrued liabilities at December 31, 2003 for impairment and restructuring charges include $41 million primarily for lease cancellations, $37 million in severance and other related costs, and $5 million for unfavorable lease commitments.

        During the year ended December 31, 2002, we recorded impairment charges for the write-down of long-lived assets to their estimated fair values at seven general hospitals, one psychiatric hospital and other properties that represent the lowest level of identifiable cash flows that are independent of other asset-group cash flows. We recognized the impairment of these long-lived assets because events or changes in circumstances indicated that the carrying amount of the assets or groups of assets were not fully recoverable from estimated future cash flows. The facts and circumstances leading to that conclusion include (1) our analyses of expected changes in growth rates for revenues and expenses, changes in payer mix and changes in certain managed care contract terms, and (2) the effect of reduced Medicare outlier revenue on projected net operating revenues and operating cash flows.

        During the year ended December 31, 2002, restructuring charges consisted primarily of consulting fees and severance and employee relocation costs incurred in connection with changes in our senior executive management team.

        During the year ended May 31, 2002 the impairment and restructuring charges primarily related to the planned closure of two general hospitals and the sales of certain other health care businesses. The total charge consists of (1) impairment write-downs of property, equipment, goodwill and other assets to estimated fair value, $76 million, and (2) expected cash disbursements related to lease cancellation costs, severance costs and other exit costs, $23 million.

        The impairment charge consists of write-downs of $39 million for property and equipment, $13 million for goodwill and $24 million for other assets. The balance of the charges consist of $7 million in lease cancellation costs, $5 million in severance costs related to the termination of 691 employees, $2 million in legal costs and settlements, and $9 million in other exit costs. We decided to close the two hospitals because they were operating at a loss and were not essential to our strategic objectives. Subsequently, one of these hospitals was closed and the other was sold.

        During the year ended May 31, 2001, we recorded impairment and restructuring charges relating to (1) completion of our program to terminate or buy out certain employment and management contracts with approximately 248 physicians, $98 million, and (2) impairment of the carrying values of property and equipment and other assets in connection with the closure of one hospital and certain other health care businesses, $45 million.

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

        As a result of the unprofitable operation and management of the physician practices, we decided to exit certain physician practices. During the latter part of fiscal 1999, we evaluated our physician strategy and began developing plans to either terminate or allow to expire a significant number of our existing unprofitable contracts. During fiscal 2000, we terminated approximately 50% of our unprofitable physician contracts. The termination of additional physician contracts that were not profitable was similarly authorized in fiscal 2001. As of May 31, 2002, we had exited most of the unprofitable contracts that management had authorized to be terminated or allowed to expire. Substantially all such remaining contracts were terminated by July 31, 2002. The physicians, employees and property owners/lessors affected by this decision were duly notified, prior to our respective fiscal year-ends.

  COSTS OF LITIGATION AND INVESTIGATIONS

        Costs of litigation and investigations for the year ended December 31, 2003 consist primarily of:

  (1)
  A $152 million charge recorded for an award of contract damages by a California appellate court to a former executive in connection with our alleged failure to provide certain incentive stock awards to the executive. This charge includes post-judgment interest through December 31, 2003 and attorneys' fees and costs. On February 18, 2004, the California Supreme Court declined to review the appellate court's decision. Tenet paid $163.3 million to the former executive on March 1, 2004 in satisfaction of the final judgment.

  (2)
  $54 million that has been paid for the settlement of the Redding Medical Center matter as discussed above.

  (3)
  An aggregate of $30.2 million, which has been accrued, but remains unpaid as of December 31, 2003, for the proposed settlement of the United States Ex Rel. Barbera v. Amisub (North Ridge Hospital), Inc. lawsuit described on page 20 and the proposed settlement of the transfer discharge investigation also described on page 20.

        The remaining costs were for other miscellaneous settlements and costs to defend the Company.

  LOSS FROM EARLY EXTINGUISHMENT OF DEBT

        In connection with the refinancing of debt, we recorded extraordinary charges from early extinguishment of debt in the year ended December 31, 2002, in the year ended May 31, 2002 and in the year ended May 31, 2001. Under the provisions of Statement of Financial Accounting Standards No. 145, issued by the Financial Accounting Standards Board in April 2002 and adopted by us as of June 1, 2002, these extraordinary charges have been reclassified in the prior periods presented herein on a pretax basis as part of income from continuing operations. The new standard generally eliminates the previous requirement to report gains or losses from early extinguishment of debt as extraordinary items, net of taxes, in the statement of operations.

  INTEREST EXPENSE

        The increase in interest expense for the year ended December 2003 compared to the year ended December 2002 was largely attributable to the refinancing of our variable rate uninsured loans payable to banks under our credit agreement with the new 7 3/8% senior notes due 2013. The decrease in the year ended May 2002 compared to May 2001 was due to a decrease in interest rates and the reduction of debt. From May 2000 to December 31, 2003, we reduced our debt balance by $1.6 billion. During the years ended May 31, 2001 and 2002, we refinanced most of our then-existing publicly traded debt with new publicly traded debt at lower rates, doubling the average maturity of such debt from five years to more than 10 years.

  INVESTMENT EARNINGS AND MINORITY INTEREST

        Investment earnings were earned primarily from notes receivable and investments in debt and equity securities. Fluctuations in minority interests are primarily related to the changes in profitability of certain majority-owned subsidiaries.

  NET GAINS ON SALES OF FACILITIES AND LONG-TERM INVESTMENTS

        The $16 million net gains in the year ended December 31, 2003 primarily comprise gains related to (1) our sale of a portion of our common stock in Broadlane, Inc. and (2) collection of certain notes receivable associated with hospitals sold in prior years that had been previously reserved for in earlier periods. The $28 million net gains in the year ended May 31, 2001 comprise gains from sales of investments in various health care ventures.

LIQUIDITY AND CAPITAL RESOURCES

  CASH REQUIREMENTS

        Our obligations to make future cash payments under contracts such as debt and lease agreements and under contingent commitments such as debt guarantees and standby letters of credit are summarized in the table below, all as of December 31, 2003:

		Years ending December 31
	Total	2004	2005	2006	2007	2008	Later Years
	(Dollars in Millions)
Long-term debt	$4,101	$4	$40	$555	$410	$7	$3,085
Capital lease obligations	45	14	2	2	20	1	6
Long-term operating leases	865	180	153	139	131	100	162
Standby letters of credit and guarantees	251	221	7	7	4	3	9

Total	$5,262	$419	$202	$703	$565	$111	$3,262

        The letters of credit are required principally by our insurers and various states to collateralize workers' compensation programs pursuant to statutory requirements and as security for certain portions under a selected number of programs to collateralize the deductible and self-insured retentions under our professional and general liability insurance programs. The amount of collateral required is principally dependent upon the level of claims activity and the credit worthiness of the Company. The insurers require the collateral in case we are unable to meet our obligations to claimants within the deductible and/or self-insured retention layers.

        Our capital expenditures primarily relate to the design and construction of new buildings, expansion and renovation of existing facilities, including amounts to comply with applicable laws and regulations, equipment and systems additions and replacements, introduction of new medical technologies, construction of new hospitals and various other capital improvements.

        Capital expenditures were $833 million in the year ended December 31, 2003, including $80 million related to the construction of two new hospitals, compared to $907 million in the corresponding period in 2002, which included $20 million related to the construction of two new hospitals. Capital expenditures were $889 million in the year ended May 31, 2002 and $601 million in the year ended May 31, 2001.

        We estimate our capital expenditures for the year ending December 31, 2004 to be between $500 million and $550 million for our 69 core hospitals, including approximately $70 million for our systems standardization and business office consolidation projects. In addition, we will spend approximately $80 million to complete construction of two new hospitals in Texas and Tennessee. For the year ending December 31, 2005, we expect capital expenditures of approximately $400 million to $500 million. These capital expenditures include approximately $4 million in 2004 and $7 million in 2005 of the estimated $300 million required to meet the California seismic requirements by 2012 for the remaining California facilities after all planned divestitures.

        We are currently involved in significant investigations and legal proceedings. (See Part I, Item 3, Legal Proceedings, beginning on page 18 for a description of these matters.) Although we cannot presently determine the timing or the amounts of any potential liabilities resulting from the ultimate resolutions of these investigations and lawsuits, we will incur significant costs in defending them and their outcomes could have a material adverse effect on our liquidity, financial position and results of operations.

  SOURCES AND USES OF CASH

        Our liquidity for the year ended December 31, 2003 was derived primarily from proceeds from the sales of new senior notes, sales of facilities and net cash provided by operating activities. For the year ended December 31, 2002, as well as the years ended May 31, 2002 and 2001, our liquidity was derived primarily from net cash provided by operating activities, the sales of new senior notes, borrowings under our unsecured revolving credit agreement, and from proceeds from the exercise of employee stock options.

        Net cash provided by operating activities for the year ended December 31, 2003 was $838 million, down significantly from approximately $2.3 billion in each of the years ended December 31, 2002 and May 31, 2002. Net cash provided by operating activities for the year ended May 31, 2001 was $1.8 billion. The principal reasons for the decline in 2003 were reduced Medicare outlier revenue, reduced reimbursements for managed-care, higher operating costs and costs of litigation and investigations, and changes in our business mix as admissions of uninsured patients grew at an escalating rate.

        Cash proceeds from the sale of new senior notes were $979 million in the year ended December 31, 2003 and $981 million in the year ended December 31, 2002. We used the proceeds to redeem other long-term debt, to retire existing bank loans under the credit agreements and for general corporate purposes. With these note sales and other similar transactions in the past three years, the maturities of $2.6 billion of our long-term debt fall between the years ending December 31, 2011 and 2013. An additional $450 million is not due until 2031. We have no significant long-term debt that becomes due until November 2006.

        Proceeds from the sales of hospitals and other assets during 2003 aggregated $730 million. Approximately $88 million of these proceeds were invested in an escrow account dedicated to funding costs associated with completing construction at certain of the Company's hospitals. The estimated proceeds from forecasted hospital sales in 2004 and any tax benefit associated with such sales should further bolster our liquidity, although we do not expect to realize in cash a significant portion of the potential proceeds anticipated from such tax benefits until mid-2005.

        Between July 1, 2001 and June 30, 2003, we purchased 48,734,599 shares of our common stock for $1.4 billion, of which $208 million was spent in the year ended December 31, 2003. The repurchases were authorized by our board of directors and are held as treasury stock. We have not made any repurchases since June 30, 2003 and do not intend to repurchase any more shares in 2004.

  DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

        We are currently in compliance with all covenants under our bank credit agreement and the indentures governing our senior notes and senior subordinated notes. (See Note 6 of the Notes to the Consolidated Financial Statements on page 89.) Under the terms of an agreement recently reached with a required number of our lenders, the total commitments available to us will be reduced from $1.2 billion to $800 million, but the maximum leverage ratio and minimum fixed charge ratio permitted under the agreement will be changed from no higher than 3.5-to-1 to 5.5-to-1 prior to June 30, 2005 and 5.0-to-1 thereafter for the leverage ratio and no less than 1.5-to-1 for the fixed charge ratio. Cash borrowings will be limited to $500 million under the agreement, but undrawn availability may be used to issue letters of credit up to the $800 million limit. The amended credit agreement will require us to pledge the capital stock of our hospital operating subsidiaries to secure our obligations under the agreement. The subsidiaries will guarantee our obligations.

        We currently have approximately $214 million of letters of credit outstanding under the bank credit agreement, but no cash borrowings are currently outstanding. We had approximately $600 million in unrestricted cash on hand at December 31, 2003.

        The bank credit agreement includes a covenant that restricts our ability to repurchase non-credit agreement debt in excess of $50 million if our leverage ratio is greater than 2.50-to-1, unless the credit facility is undrawn and we would have a minimum of $100 million of unrestricted cash on hand following the repurchase of the debt.

  LIQUIDITY

        We believe that existing unrestricted cash on hand, future cash provided by operating activities, the sales of facilities, the availability of credit under the credit agreement, and, depending on capital market conditions, other borrowings should be adequate to meet known debt service requirements. It should also be adequate to finance planned capital expenditures, acquisitions and other presently known operating needs over the next three years. However, our cash needs could be materially affected by the various uncertainties discussed in this section and the impact of potential judgments and settlements addressed in Part I, Item 3, Legal Proceedings, as well as changes in our results of operations.

        We are aggressively identifying and implementing further actions to reduce costs and enhance our operating performance, including cash flow. Among the areas being addressed are commercial payer contracting, improved procurement efficiencies, cost standardization, bad-debt expense reduction initiatives and trimming certain non-patient care hospital costs. We believe our restructuring plan and the various initiatives we have undertaken will ultimately position us to report improved operating and margin performance, although that margin performance may remain somewhat below our hospital management peers because of geographic and other potential differences in hospital portfolios.

        We believe it is important for a reader to understand that (1) if our results of operations continue to deteriorate, and/or (2) if claims, lawsuits, settlements or investigations are resolved in a materially adverse manner, there could be substantial doubt about the Company's liquidity.

OFF-BALANCE SHEET ARRANGEMENTS

        We have no off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, except for $251 million of standby letters of credit and guarantees as of December 31, 2003 (shown in the table on page 64).

CRITICAL ACCOUNTING ESTIMATES

        In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America, we must use estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base the estimates on historical experience and on assumptions that we believe to be reasonable, given the particular circumstances in which the Company operates. Actual results may vary from those estimates.

        We consider our critical accounting estimates to be those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine, and (3) may produce materially different outcomes under different conditions or when using different assumptions. Our critical accounting estimates cover the following areas:

  •
  Recognition of net operating revenues, including contractual allowances.

  •
  Provisions for doubtful accounts.

  •
  Accruals for general and professional liability risks.

  •
  Impairment of long-lived assets and goodwill.

  •
  Accounting for exit plans.

  •
  Accounting for income taxes.

  •
  Accounting for stock-based compensation.

  REVENUE RECOGNITION

        We recognize net operating revenues in the period in which services are performed. Net operating revenues consist primarily of net patient service revenues that are recorded based on established billing rates (i.e., gross charges), less estimated discounts for contractual allowances (principally for patients covered by Medicare, Medicaid and managed care and other health plans).

        Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost-based revenues, which were more prevalent in earlier periods, and certain other payments, which are based on the hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements under these programs are subject to audit by Medicare and Medicaid auditors and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Because the laws, regulations, instructions, and the interpretation of the rules governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Company could change by material amounts. Adjustments related to cost report settlements increased revenues in each of the years ended May 31, 2001 and 2002 by $3 million and $25 million, respectively, and by $7 million in the year ended December 31, 2002.

        Prior to 2003, the Company recorded estimates for contractual allowances and cost report settlements based on amounts generated from information accumulated from various accounting and information systems. Adjustments to these accruals were generally made upon the final settlement of Medicare and Medicaid cost reports. In 2003, the Company completed the implementation of a new system and methodology for recording Medicare net revenue and estimated cost report settlements. This resulted in a refinement in recording the accruals to more closely reflect the expected final settlements on its cost reports. For filed cost reports, the Company now records the accrual based on those cost reports and subsequent activity, and records a valuation allowance against those cost reports based on historical settlement trends. For the year ended December 31, 2003, the accrual is recorded based on estimates of what the Company expects to report on the filed cost reports and a corresponding valuation allowance is recorded as previously described. Cost reports must be filed generally within the five months after the end of the annual cost report reporting period. After the cost report is filed, the accrual may be adjusted accordingly. This change in approach was inseparable from a change in estimate and resulted in a charge of approximately $133 million. This amount is included in the table on page 44 under the line item "Adjustments for valuation allowance and prior year cost report settlements."

        Revenues under managed care health plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues also are subject to review and possible audit by the payers.

        We believe that adequate provision has been made for any adjustments that may result from final determination of amounts earned under all the above arrangements. We know of no known material claims, disputes or unsettled matters with any payers for which we have not adequately provided in the accompanying consolidated financial statements.

  PROVISIONS FOR DOUBTFUL ACCOUNTS

        We provide for an allowance against accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable, our historical collection experience by hospital and for each type of payer, and other relevant factors. Our practice is to write-down self-pay accounts receivable, including accounts related to the co-payments and deductibles due from patients with insurance, to their estimated net realizable value as they age over the course of 120 days, at which time any uncollected balances are assigned to our in-house collection agency. Prior to the quarter ended September 30, 2003, we had employed a methodology that utilized graduated write-downs that escalated toward the end of the period. Because of the speed and severity of new, adverse trends in self-pay account collection, we changed to a straight-line write-down methodology beginning in the quarter ended September 30, 2003. These changes resulted in an additional charge of approximately $198 million to increase the provision for doubtful accounts during the quarter ended September 30, 2003.

        Collections on self-pay accounts assigned to our in-house collection agency have recently deteriorated from a historical pattern of approximately 17 cents on the dollar to a pattern of approximately 12 cents on the dollar. As a result, we have changed our accounts receivable evaluation process in the third quarter of 2003 to give more weight to the latest 12 months of collection experience.

  ACCRUALS FOR GENERAL AND PROFESSIONAL LIABILITY RISKS

        We insure substantially all of our professional and comprehensive general liability risks in excess of self-insured retentions through insurance subsidiaries. (See Note 14 of the Notes to the Consolidated Financial Statements on page 99.) Risks in excess of these retentions are reinsured with major independent insurance companies.

        Tenet records reserves for claims when they are probable and reasonably estimable. We maintain reserves, which are based on actuarial estimates by an independent third party, for the portion of our professional liability risks, including incurred but not reported claims, to the extent we do not have insurance coverage (i.e., self-insured retentions). We estimate reserves for losses and related expenses using expected loss-reporting patterns. Reserves are discounted to their estimated present value under a risk-free rate approach using a Federal Reserve 10-year maturity composite rate that approximates our claims payout period. There can be no assurance that the ultimate liability will not exceed our estimates. Adjustments to the estimated reserves are recorded in our results of operations in the periods when such amounts are determined.

  IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

        We evaluate our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows. However, there is an evaluation performed at least annually. We base the measurement of the amount of the impairment, if any, on independent appraisals, established market values of comparable assets or estimates of future net cash flows expected to result from the use and ultimate disposition of the asset. The estimates of these future cash flows are based on assumptions and projections we believe to be reasonable and supportable. They require our subjective judgments and take into account assumptions about revenue and expense growth rates. These assumptions may vary by type of facility.

        We report long-lived assets to be disposed of at the lower of their carrying amounts or fair values less costs to sell or close. In such circumstances, our estimates of fair value are based on independent appraisals, established market prices for comparable assets or internal calculations of estimated future net cash flows.

        Goodwill represents the excess of costs over the fair value of assets of businesses acquired. Goodwill and other intangible assets acquired in purchase business combinations and determined to have indefinite useful lives are not amortized, but instead are subject to impairment tests performed at least annually. For goodwill, we perform the test at the reporting unit level, as defined by appropriate accounting standards, when events occur that require an evaluation to be performed or at least annually. If we find the carrying value of goodwill to be impaired, or if the carrying value of a business that is to be sold or otherwise disposed of exceeds its fair value, then we reduce the carrying value, including any allocated goodwill, to fair value. Estimates of fair value are based on independent appraisals, established market prices for comparative assets or internal calculations of estimated future net cash flows. Our analyses resulted in a goodwill impairment charge of $1.124 billion in the year ended December 31, 2003. There was no goodwill impairment charge in the year ended December 31, 2002. Our remaining goodwill at December 31, 2003 was $1.949 billion.

  ACCOUNTING FOR INCOME TAXES

        We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

        Developing our provision for income taxes and analysis of potential tax exposure items requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. Our judgments and tax strategies are subject to audit by various taxing authorities. While we believe we have provided adequately for our income tax liabilities in our consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

  ACCOUNTING FOR STOCK-BASED COMPENSATION

        We account for the cost of stock-based compensation using the fair-value method recommended by SFAS No. 123 under which the cost of stock option grants and other incentive awards to employees, directors, advisors and consultants generally is measured by the fair value of the awards on their grant date and is recognized over the vesting periods of the awards, whether or not the awards had any intrinsic value during the period. We estimate the fair value of stock option grants as of the date of each grant, using a Black-Scholes option-pricing model. This model incorporates our reasoned assumptions regarding (1) the expected volatility of our common stock price, (2) estimated risk-free interest rates, and (3) the expected dividend yield, if any, all over the expected lives of the respective options. We do not adjust the model for non-transferability, risk of forfeiture or the vesting restrictions of the option—all of which would reduce the option value if factored into our calculations. The most critical of the above assumptions in our calculations of fair value is the expected life of an option, because it, in turn, is a principal part of our calculations of expected volatility and interest rates. Accordingly, we reevaluate our estimate of expected life at each major grant date. Our reevaluation is based on recent exercise patterns and is reviewed from time to time by an outside, independent consulting firm.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The table below presents information about certain of our market-sensitive financial instruments as of December 31, 2003. The fair values were determined based on quoted market prices for the same or similar instruments. At December 31, 2003, there were no borrowings under our five-year revolving credit agreement. If we do borrow under that agreement, we will be exposed to variable interest rate changes.

	Maturity Date, Year ending December 31
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed-rate long-term debt	$18	$42	$557	$430	$8	$3,091	$4,146	$4,034
Average interest rates	6.6%	7.6%	5.7%	5.5%	7.3%	6.8%	6.5%

        We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.

        At December 31, 2003, we had no significant long-term, market-sensitive investments. Our market risk associated with our investments in debt securities classified as a current asset is substantially mitigated by the frequent turnover of the portfolio.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

To Our Shareholders:

        The management of Tenet Healthcare Corporation (together with its subsidiaries, "Tenet") is responsible for the preparation, integrity and objectivity of Tenet's consolidated financial statements and all other information in this report for the year ended December 31, 2003. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, accordingly, include certain amounts that are based on management's informed judgment and best estimates.

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

        The audit committee of the board of directors (the "board"), which is comprised solely of directors who (1) are neither current nor former officers or employees, (2) otherwise meet the independence standards set forth in Tenet's corporate governance principles, and (3) the board has determined are "independent" as that term is defined by the New York Stock Exchange, meets regularly with Tenet's management, internal auditors and independent certified public accountants to review matters relating to financial reporting (including the quality of accounting principles), internal accounting controls and auditing. The independent accountants and the internal auditors report to the audit committee and have direct and confidential access to the audit committee at all times to discuss the results of their audits.

        Tenet's independent certified public accountants, selected and engaged by the audit committee of the board, perform annual audits of the consolidated financial statements of Tenet in accordance with auditing standards generally accepted in the United States of America. These standards require a consideration of the system of internal controls and tests of transactions to the extent deemed necessary by the independent certified public accountants for purposes of supporting their opinion as set forth in their independent auditors' report. Their report expresses an independent opinion on the fairness of presentation of the consolidated financial statements.

Stephen D. Farber Chief Financial Officer	Timothy L. Pullen Executive Vice President and Chief Accounting Officer

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Tenet Healthcare Corporation:

        We have audited the accompanying consolidated balance sheets of Tenet Healthcare Corporation and subsidiaries as of May 31, 2002, and December 31, 2002 and 2003, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the fiscal years in the two-year period ended May 31, 2002, for the seven-month transition period ended December 31, 2002 and for the year ended December 31, 2003. In connection with our audits of the consolidated statements, we have also audited the consolidated financial statement schedule included in Part IV of the Company's Annual Report on Form 10-K. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tenet Healthcare Corporation and subsidiaries as of May 31, 2002, and December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the fiscal years in the two-year period ended May 31, 2002, for the seven-month transition period ended December 31, 2002 and for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 2H to the consolidated financial statements, effective June 1, 2002, the Company changed its method of accounting for goodwill.

        As discussed in Note 2K to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for stock options and retroactively restated earnings for the prior periods.

KPMG LLP

Los Angeles, California
March 12, 2004

CONSOLIDATED BALANCE SHEETS

Dollars in Millions

		December 31
	May 31 2002
		2002	2003
	(Restated)	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$38	$210	$619
Investments in debt securities	100	85	123
Accounts receivable, less allowance for doubtful accounts ($315 at May 31, 2002; $350 at December 31, 2002; and $500 at December 31, 2003)	2,425	2,590	2,415
Inventories of supplies, at cost	231	241	224
Deferred income taxes	188	261	401
Other current assets	401	421	466

Total current assets	3,383	3,808	4,248

Investments and other assets	363	185	386
Property and equipment, at cost less accumulated depreciation and amortization	6,585	6,359	5,557
Goodwill	3,289	3,260	1,949
Other intangible assets, at cost, less accumulated amortization ($107 at May 31, 2002; $110 at December 31, 2002; and $112 at December 31, 2003)	183	184	158

	$13,803	$13,796	$12,298

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$99	$47	$18
Accounts payable	968	898	987
Accrued compensation and benefits	591	555	464
Accrued professional liability reserves	101	99	115
Accrued interest payable	59	24	53
Accrued legal settlement costs	—	—	203
Income taxes payable	34	213	36
Other current liabilities	702	587	518

Total current liabilities	2,554	2,423	2,394

Long-term debt, net of current portion	3,919	3,872	4,039
Professional liability reserves	229	413	511
Other long-term liabilities and minority interests	804	823	989
Deferred income taxes	600	441	4
Commitments and contingencies
Shareholders' equity:
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 512,354,001 shares issued at May 31, 2002; 515,633,555 shares issued at December 31, 2002; and 519,012,960 shares issued at December 31, 2003	26	26	26
Additional paid-in capital	3,714	3,911	4,124
Accumulated other comprehensive loss	(44)	(15)	(8)
Retained earnings	2,786	3,187	1,710
Less common stock in treasury, at cost, 23,812,812 shares at May 31, 2002; 41,895,162 shares at December 31, 2002; and 54,226,419 shares at December 31, 2003	(785)	(1,285)	(1,491)

Total shareholders' equity	5,697	5,824	4,361

	$13,803	$13,796	$12,298

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions,
Except Per-Share Amounts

	Years ended May 31		Seven months ended December 31 2002	Years ended December 31
	2001	2002		2002	2003
	(Restated)	(Restated)	(Restated)	(Unaudited)
Net operating revenues	$10,970	$12,741	$8,026	$13,604	$13,212
Operating Expenses:
Salaries and benefits	4,388	5,058	3,150	5,366	5,713
Supplies	1,519	1,785	1,139	1,930	2,085
Provision for doubtful accounts	757	893	612	969	1,441
Other operating expenses	2,380	2,591	1,672	2,791	2,912
Depreciation	392	432	260	442	435
Goodwill amortization	95	97	—	40	—
Other amortization	25	30	17	29	25
Impairment of long-lived assets and goodwill and restructuring charges	143	99	316	316	1,881
Costs of litigation and investigations	—	—	—	—	282
Loss from early extinguishment of debt	56	383	4	105	—

Operating income (loss)	1,215	1,373	856	1,616	(1,562)
Interest expense	(455)	(327)	(146)	(264)	(296)
Investment earnings	37	32	14	26	18
Minority interests	(14)	(38)	(19)	(35)	(12)
Net gains on sales of facilities and long-term investments	28	—	—	—	16
Impairment of investment securities	—	—	(64)	(64)	(5)

Income (loss) before income taxes	811	1,040	641	1,279	(1,841)
Income taxes	(340)	(467)	(259)	(535)	437

Income (loss) from continuing operations	471	573	382	744	(1,404)
Discontinued operations:
Income (loss) from operations of asset group	177	204	110	198	(30)
Net gains on sales of asset group	—	—	—	—	274
Impairment and restructuring charges	—	—	(80)	(80)	(202)
Income tax expense	(70)	(80)	(11)	(45)	(115)

Income (loss) from discontinued operations	107	124	19	73	(73)

Net income (loss)	$578	$697	$401	$817	$(1,477)

Earnings (loss) per common share and common equivalent share
Basic
Continuing operations	$0.99	$1.17	$0.79	$1.53	$(3.01)
Discontinued operations	0.22	0.25	0.04	0.15	(0.16)

	$1.21	$1.42	$0.83	$1.68	$(3.17)

Diluted
Continuing operations	$0.96	$1.14	$0.77	$1.49	$(3.01)
Discontinued operations	0.22	0.25	0.04	0.15	(0.16)

	$1.18	$1.39	$0.81	$1.64	$(3.17)

Weighted average shares and dilutive securities outstanding (in thousands):
Basic	479,621	489,717	484,877	487,248	465,927
Diluted	490,728	502,899	493,530	498,016	465,927

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Dollars in Millions,
Share Amounts in Thousands

	Shares Outstanding	Issued Par Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balances, May 31, 2000	470,190	$24	$2,555	$(70)	$1,627	$(70)	$4,066
Effect of retroactive restatement of stock-based employee compensation costs with the adoption of the fair value method of accounting for employee stock options			192		(116)		76

Restated balances, May 31, 2000	470,190	$24	$2,747	$(70)	$1,511	$(70)	$4,142
Net income, as restated					578		578
Other comprehensive income				26			26
Issuance of common stock	840	1	15				16
Stock options exercised, including tax benefit	17,171		293				293
Stock-based compensation expense			98				98

Restated balances, May 31, 2001	488,201	25	3,153	(44)	2,089	(70)	5,153
Net income, as restated					697		697
Other comprehensive income				—			—
Issuance of common stock	692		21				21
Stock options exercised, including tax benefit	17,829	1	406				407
Stock-based compensation expense			134				134
Repurchases of common stock	(18,181)					(715)	(715)

Restated balances, May 31, 2002	488,541	26	3,714	(44)	2,786	(785)	$5,697
Net income, as restated					401		401
Other comprehensive income				29			29
Issuance of common stock	378	—	36				36
Stock options exercised, including tax benefit	2,901	—	74				74
Stock-based compensation expense			87				87
Repurchases of common stock	(18,082)					(500)	(500)

Restated balances, December 31, 2002	473,738	26	3,911	(15)	3,187	(1,285)	5,824
Net loss					(1,477)		(1,477)
Other comprehensive income				7			7
Issuance of common stock	2,994		32			2	34
Stock options exercised, including tax benefit	526		5				5
Stock-based compensation expense			176				176
Repurchases of common stock	(12,471)					(208)	(208)

Balances, December 31, 2003	464,787	26	4,124	(8)	1,710	(1,491)	4,361

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

				Years ended December 31
	Years ended May 31		Seven months ended December 31 2002
	2001	2002		2002	2003
	(Restated)		(Restated)	(Unaudited)
Net income (loss)	$578	$697	$401	$817	$(1,477)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	554	604	302	555	471
Provision for doubtful accounts	849	986	676	1,067	1,575
Impairment and restructuring charges	143	99	460	460	2,088
Net gain on sale of discontinued operations	—	—	—	—	(274)
Stock-based compensation charges	98	134	87	150	139
Income tax benefit related to stock option exercises	39	134	31	135	—
Deferred income tax expense (benefit)	15	44	(284)	(233)	(563)
Loss from early extinguishment of debt	56	383	4	105	—
Other items	—	47	43	62	43
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses and sales of facilities:
Accounts receivable	(735)	(1,075)	(841)	(1,261)	(1,403)
Inventories of supplies and other current assets	45	(104)	(26)	(44)	—
Income taxes payable	88	92	215	196	(181)
Accounts payable, accrued expenses and other current liabilities	237	332	(195)	109	401
Other long-term liabilities	(20)	19	271	272	167
Net expenditures for restructuring charges, costs of litigation and investigations, and discontinued psychiatric operations and restructuring charges	(129)	(77)	(18)	(62)	(148)

Net cash provided by operating activities	$1,818	$2,315	$1,126	$2,328	$838

Cash flows from investing activities:
Purchases of property and equipment	(601)	(881)	(479)	(887)	(753)
Proceeds from sales of facilities, long-term investments and other assets	132	28	6	20	730
Construction of new hospitals	—	(8)	(11)	(20)	(80)
Purchases of new businesses, net of cash acquired	(29)	(324)	(27)	(27)	(39)
Investment in hospital authority bonds	—	—	—	—	(107)
Other items, including expenditures related to prior-year purchases of new businesses	(76)	(42)	122	121	(84)

Net cash used in investing activities	(574)	(1,227)	(389)	(793)	(333)

Cash flows from financing activities:
Proceeds from borrowings	992	4,394	1,332	2,844	49
Sale of new senior notes	395	2,541	395	981	979
Repurchases of senior, senior subordinated and exchangeable subordinated notes	(556)	(4,063)	(282)	(1,293)	—
Payments of borrowings	(2,389)	(3,513)	(1,551)	(3,157)	(926)
Purchases of treasury stock	—	(715)	(500)	(970)	(208)
Proceeds from exercise of stock options	254	273	43	216	5
Other items	(13)	(29)	(2)	(8)	5

Net cash used in financing activities	(1,317)	(1,112)	(565)	(1,387)	(96)

Net increase (decrease) in cash and cash equivalents	(73)	(24)	172	148	409
Cash and cash equivalents at beginning of period	135	62	38	62	210

Cash and cash equivalents at end of period	$62	$38	$210	$210	$619

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    BASIS OF PRESENTATION

        Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America and prevailing practices for investor-owned entities within the health care industry. The preparation of financial statements, in conformity with generally accepted accounting principles, requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

        On March 18, 2003, our board of directors approved a change in our fiscal year. Instead of a fiscal year ending on May 31, we now have a fiscal year that coincides with the calendar year. As a result of this change, effective December 31, 2002, our audited consolidated statements of operations, changes in shareholders' equity and cash flows presented herein include the two previous fiscal years ended May 31, 2001 and 2002, the seven-month transition period ended December 31, 2002, and the year ended December 31, 2003. For comparative purposes only, we include unaudited information for the year ended December 31, 2002.

        Certain prior-year balances in the accompanying consolidated financial statements have been reclassified to conform to the current period's presentation of financial information. These reclassifications, primarily for the discontinued operations as described in Note 3, have no impact on total assets, liabilities, shareholders' equity, net income or cash flows. In addition, certain prior-period balances in the accompanying consolidated financial statements have been retroactively restated to reflect a change in the way we account for stock-based compensation (which we adopted during the quarter ended March 31, 2003), and are in accordance with the recognition provisions of the accounting standards authorizing the change. (See Note 7.)

        Although certain financial statements within this document are unaudited, all of the adjustments considered necessary for fair presentation have been included.

NOTE 2    SIGNIFICANT ACCOUNTING POLICIES

  A. THE COMPANY

        Tenet is an investor-owned health care services company whose subsidiaries and affiliates (collectively, "subsidiaries") own or operate general hospitals and related health care facilities, and hold investments in other companies (including health care companies). At December 31, 2003, our subsidiaries owned or operated 101 domestic general hospitals with a total of 25,116 licensed beds, serving urban and rural communities in 15 states. They also owned or operated various related health care facilities, including a small number of rehabilitation hospitals, specialty hospitals, long-term-care facilities, a psychiatric facility, and medical office buildings—all of which are located on, or nearby, one of our general hospital campuses; a general hospital in Barcelona, Spain; and physician practices, captive insurance companies and various other ancillary health care businesses (including outpatient surgery centers, home health care agencies, occupational and rural health care clinics, physician practices, and health maintenance organizations).

        At December 31, 2003, our largest concentrations of hospital beds were in California with 33.3%, Florida with 18.2% and Texas with 12.0%. On January 28, 2004, we announced a major restructuring of our operations in which we will seek to divest 27 general hospitals. This action, plus our previously announced plans to open two new hospitals currently under construction, sell two hospitals, give up our leases on two other hospitals and close one, will leave us with 69 core general hospitals in 13 states, with a total of 17,929 licensed beds, and two 25-bed critical access hospitals in two states. Our largest concentrations of hospital beds then will be in Florida with 25.4%, California with 19.7% and Texas with 16.3%. These high concentrations increase the risk that, should any adverse economic, regulatory or other such development occur within these states, our business, financial position, results of operations or cash flows could be adversely affected.

  B. PRINCIPLES OF CONSOLIDATION

        Our consolidated financial statements include the accounts of Tenet and its wholly owned and majority-owned subsidiaries. We account for significant investments in other affiliated companies using the equity method. We eliminate intercompany accounts and transactions in consolidation. And we include the results of operations of businesses that are newly acquired in purchase transactions from their dates of acquisition.

  C. NET OPERATING REVENUES

        We recognize net operating revenues in the period in which services are performed. Net operating revenues consist primarily of net patient service revenues that are recorded based on established billing rates (gross charges), less estimated discounts for contractual allowances (principally for patients covered by Medicare, Medicaid and managed care and other health plans).

        Gross charges are retail charges. They are not the same as actual pricing, and they generally do not reflect what a hospital is ultimately paid and therefore are not displayed in our consolidated statements of operations. Hospitals are typically paid amounts that are negotiated with insurance companies or are set by the government. Gross charges are used to calculate Medicare outlier payments and to determine certain elements of payment under managed care contracts (such as stop-loss payments). And, because Medicare requires that a hospital's gross charges be the same for all patients (regardless of payer category), gross charges are also what hospitals charge all other patients prior to the application of discounts and allowances.

        Percentages of consolidated net patient revenues, by payer type, for Tenet's domestic general hospitals for the fiscal years ended May 31, 2001 and 2002, the seven-month transition period ended December 31, 2002, and the calendar years ended December 31, 2002 and 2003 are shown in the table below:

	Years ended May 31			Years ended December 31
			Seven months ended December 31 2002
	2001	2002		2002	2003
Medicare	30.1%	31.0%	30.1%	30.9%	26.2%
Medicaid	8.2%	8.5%	7.9%	8.4%	9.2%
Managed care	44.4%	44.9%	47.1%	46.3%	48.9%
Indemnity, Self-Pay and other	17.3%	15.6%	14.9%	14.4%	15.7%

        We recorded the following approximate amounts of net patient revenues related to Medicare outliers in the years ended May 31, 2001 and 2002, and December 31, 2002 and 2003, and the seven-month transition period ended December 31, 2002:

	Medicare Outlier Payments	% of Medicare Revenues	% of Net Operating Revenues
	(Dollars in Millions)
Years ended:
May 31, 2001	$500	15.8%	4.6%
May 31 2002	$674	17.6%	5.3%
December 31, 2002	$750	18.3%	5.5%
December 31, 2003	$140	4.1%	1.1%
Seven-month transition period ended:
December 31, 2002	$441	18.8%	5.5%

        On January 6, 2003, we voluntarily submitted a proposal to CMS that would reduce outlier payments to our hospitals retroactive to January 1, 2003. Our proposal resulted in a reduction of Medicare outlier revenue recognized by the Company from approximately $750 million for the year ended December 31, 2002 to approximately $140 million for the year ended December 31, 2003. During 2003, CMS issued new regulations, which became effective August 8, 2003, governing the calculation of outlier payments to hospitals.

        Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost-based revenues, which were more prevalent in earlier periods, and certain other payments, which are based on the hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements under these programs are subject to audit by Medicare and Medicaid auditors and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Because the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by the Company could change by material amounts. Adjustments related to cost report settlements increased revenues in each of the years ended May 31, 2001 and 2002 by $3 million and $25 million, respectively, and by $7 million in the year ended December 31, 2002.

        Prior to 2003, the Company recorded estimates for contractual allowances and cost report settlements based on amounts generated from information accumulated from various accounting and information systems. Adjustments to these accruals were generally made upon the final settlement of Medicare and Medicaid cost reports. In 2003, the Company completed the implementation of a new system and methodology for recording Medicare net revenue and estimated cost report settlements. This resulted in a refinement in recording the accruals to more closely reflect the expected final settlements on its cost reports. For filed cost reports, the Company now records the accrual based on those cost reports and subsequent activity, and records a valuation allowance against those cost reports based on historical settlement trends. For the year ended December 31, 2003, the accrual is recorded based on estimates of what the Company expects to report on the filed cost reports and a corresponding valuation allowance is recorded as previously described. Cost reports must be filed generally within the five months after the end of the annual cost report reporting period. After the cost report is filed, the accrual may be adjusted accordingly. This change in approach was inseparable from a change in estimate and resulted in a charge of approximately $133 million.

        We believe that we have made adequate provision for any adjustments that may result from final determination of amounts earned under all the above arrangements. We know of no material claims,

disputes or unsettled matters with any payers for which we have not adequately provided in the accompanying consolidated financial statements.

        Our revenues under managed care health plans are determined primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements combined with stop-loss payments (for high-cost patients) and pass-through payments (for high-cost devices and pharmaceuticals). These revenues also are subject to review and possible audit by the payers.

        We provide care without charge to certain patients and, for other charity care patients who meet certain financial or economic criteria, we discount the amount of gross charges whereby the amount billed is substantially lower than our established charges. The Company's policy is to not pursue collection of amounts determined to qualify as charity care; accordingly, we do not report them in net operating revenues or in operating expenses.

        The approximate amounts of charges foregone under our charity policy for the years ended May 31, 2001 and 2002, for the seven-month period ended December 31, 2002, and for the years ended December 31, 2002 and 2003 are shown in the following table:

(In Millions)
Years ended May 31
2001	$514
2002	682
Seven months ended December 31
2002	$550
Years ended December 31
2002	$870
2003	1,003

  D. CASH EQUIVALENTS

        We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash equivalents were approximately $181 million and $591 million at December 31, 2002 and 2003, respectively.

  E. INVESTMENTS IN DEBT AND EQUITY SECURITIES

        We classify investments in debt and equity securities as either available-for-sale, held-to-maturity or as part of a trading portfolio. At May 31, 2002 and at December 31, 2002 and 2003, we had no significant investments in securities classified as either held-to-maturity or trading. We carry securities classified as available-for-sale at fair value if unrestricted. We report their unrealized gains and losses, net of taxes, as accumulated other comprehensive income or loss unless we determine that a loss is other than temporary, at which point we would record a realized loss in the statement of operations. We include realized gains or losses in the statement of operations based on the specific identification method.

  F. PROVISION FOR DOUBTFUL ACCOUNTS

        We provide for an allowance against accounts receivable for an amount that could become uncollectible whereby such receivables are reduced to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable, our historical collection experience by hospital, by each type of payer, and other relevant factors.

        During the quarter ended September 30, 2003, we recorded additional provisions for doubtful accounts in the amount of $212 million, of which $198 million was for continuing operations and $14 million was for discontinued operations, to write down our patient accounts receivable to their estimated net realizable value. The significant increase in the provision for doubtful accounts resulted primarily from an adverse change in our business mix as admissions of uninsured patients grew at an escalating rate. We believe these new trends are due to a combination of broad economic factors, including higher unemployment rates, increasing numbers of patients who are uninsured, and the increasing burden of co-payments to be made by patients instead of insurers. Additionally, many of these patients are being admitted through the emergency department and often require more costly care, resulting in higher billings.

        The additional charge consisted of two components (1) the effect of accelerating the write-down of self-pay accounts, and (2) the effect of re-evaluating the historical collection patterns for self-pay and managed care accounts receivable in light of recent trends. Our practice is to write down all self-pay accounts receivable, including accounts receivable related to the co-payments and deductibles due from patients with insurance, to their estimated net realizable value as they age over the course of 120 days, at which time any uncollected balances are assigned to our in-house collection agency. During that 120-day period, we had previously employed a methodology that utilized graduated write-downs that escalated toward the end of the period. Given the speed and severity of the new trends in self-pay account collection, we are changing to a straight-line write-down methodology.

        Historically, our in-house collection agency has collected approximately 17 cents of each dollar of self-pay accounts assigned to it. Collections on these types of accounts now are being collected at a rate of approximately 12 cents on the dollar. Accordingly, we have changed our accounts receivable evaluation process to give more weight to the latest 12 months of collection experience.

        Approximately 20% of the additional $212 million charge in the third quarter related to changes in the collectibility of managed care accounts receivables. We continue to experience significant payment pressure from managed care companies (which pressure has been exacerbated by recent disputes with certain managed care companies, primarily in California) concerning substantial amounts of past billings. We are aggressively pursuing collection of these accounts receivable using all means at our disposal, including negotiations, arbitration and litigation, but we may not be successful.

  G. PROPERTY AND EQUIPMENT

        Additions and improvements to property and equipment are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. We use the straight-line method of depreciation for buildings, building improvements and equipment. The estimated useful lives for buildings and improvements is primarily 25 to 40 years, and for equipment, three to 15 years. We record capital leases at the beginning of the lease term as assets and liabilities. The value recorded is the lower of either the present value of the minimum lease payments or the fair value of the asset. Such assets, including improvements, are amortized over the shorter of either the lease term or their estimated useful life. Interest costs related to construction projects are capitalized. In the years ended May 31, 2001 and 2002, capitalized interest was $8 million and $9 million, respectively. In the seven months ended December 31, 2002, it was $4 million, and in the years ended December 31, 2002 and 2003, it was $8 million and $12 million, respectively.

        We evaluate our long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows. However, there is an evaluation performed at least annually. Fair value estimates are derived from independent appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows. Our estimates of future cash flows are based on assumptions and projections we believe to be reasonable and supportable. Our assumptions take into account revenue and expense growth rates, patient volumes, changes in payer mix, and changes in legislation and other payer payment patterns. These assumptions vary by type of facility.

        We report long-lived assets to be disposed of at the lower of either their carrying amounts or their fair values less costs to sell or close. In such circumstances, our estimates of fair value are based on independent appraisals, established market prices for comparable assets or internal calculations of estimated future net cash flows.

  H. GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill represents the excess of costs over the fair value of assets of businesses acquired. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142"), which we adopted on June 1, 2002, goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are subject to impairment tests performed at least annually. For goodwill, the test is performed at the reporting unit level, as defined by SFAS No. 142, when events occur that require an evaluation to be performed or at least annually. If we find the carrying value of goodwill to be impaired, or if the carrying value of a business that is to be sold or otherwise disposed of exceeds its fair value, then we must reduce the carrying value, including any allocated goodwill, to fair value. Estimates of fair value are based on independent appraisals, established market prices for comparative assets or internal calculations of estimated future net cash flows.

        Other intangible assets primarily consist of capitalized software costs, which are amortized on a straight-line basis over the estimated useful life of the software, which ranges from three to 15 years.

  I. ACCRUAL FOR GENERAL AND PROFESSIONAL LIABILITY RISKS

        Tenet records reserves for claims when they are probable and reasonably estimable. We maintain reserves, which are based on actuarial estimates by an independent third party, for the portion of our professional liability risks, including incurred but not reported claims, to the extent we do not have insurance coverage (i.e., self-insured retentions). We estimate reserves for losses and related expenses using expected loss-reporting patterns. Reserves are discounted to their estimated present value under a risk-free rate approach using a Federal Reserve 10-year maturity composite rate that approximates our claims payout period. There can be no assurance that the ultimate liability will not exceed our estimates. Adjustments to the estimated reserves are recorded in our results of operations in the periods when such amounts are determined.

  J. INCOME TAXES

        We account for income taxes using the asset-and-liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

        Developing our provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies. That includes expertise determining deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. Our judgments and tax strategies are subject to audit by various taxing authorities. While we believe we have provided adequately for our income tax liabilities, determinations by these taxing authorities could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

        In March 2003, we adopted Statement of Financial Accounting Standards No. 123. The new policy had a retroactive effective date of January 1, 2003 (the first day of our new fiscal year). The accounting standard establishes a fair-value method of accounting for stock-based compensation plans (i.e., compensation costs will be based on the fair value of stock options granted). We utilized the retroactive-restatement method to transition from the former accounting standard to the new one. As such, presentations of periods ended prior to January 1, 2003 have been restated to reflect the fair-value method of accounting, as if the change had been effective throughout those prior periods.

  L. SEGMENT REPORTING

        We operate in one line of business—the provision of health care through general acute care hospitals and related health care facilities. Our domestic general hospitals generated 95.8% and 97.0% of our net operating revenues in the years ended May 31, 2001 and 2002, respectively, 96.8% in the seven-month period ended December 31, 2002, and 97.3% and 96.8% in the years ended December 31, 2002 and 2003, respectively.

        Through March 10, 2003, we had organized these general hospitals and our related health care facilities into three operating segments or divisions. Subsequently, we consolidated into two divisions consisting of five regions. The regions became our operating segments, as that term is defined by Statement of Financial Accounting Standards No. 131. The regions' economic characteristics, the nature of their operations, the regulatory environment in which they operate and the manner in which they are managed are all similar. In addition, these regions share certain resources and they benefit from many common clinical and management practices. Accordingly, we aggregate the regions into a single reportable operating segment.

        As announced on February 9, 2004, we further streamlined Tenet's organizational structure by eliminating the two divisions, but not the regions. Tenet's new chief operating officer, Reynold J. Jennings, will directly oversee operations in the five regions: California, Central-Northeast, Florida, Southern States and Texas. We do not anticipate any impact on our previous segment reporting determinations as a result of this latter restructuring since the regions' economic characteristics, the nature of their operations, the regulatory environment in which they operate and the manner in which they will be managed will continue to be similar.

  M. COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

        We account for costs associated with exit (including restructuring) or disposal activities in accordance with Statement of Financial Accounting Standards No. 146, issued in June 2002 and applicable to such activities initiated after December 31, 2002. We recognize these costs when they are incurred and can be measured at fair value, rather than at the date of a commitment to an exit or disposal plan, as was the case under former accounting standards.

NOTE 3    DISCONTINUED OPERATIONS

        In March 2003, we announced a plan to divest or consolidate 14 general hospitals that no longer fit our core operating strategy of building and maintaining competitive networks of hospitals that provide quality patient care in major markets.

        In December 2003, we announced that we would be seeking a buyer for our 269-bed Redding Medical Center. We made the decision to sell the Redding, California hospital as part of an agreement with the Office of the Inspector General of the U.S. Department of Health and Human Services, which had been considering excluding the hospital from participation in federal health care programs. A new owner will be able to acquire the hospital free from the contemplated Medicare exclusion. We believe that, under these circumstances, a sale would be in the best interests of the hospital's employees, patients, physicians and the Redding community. We expect this transaction to be completed by mid-2004.

        In connection with these actions, we have:

  •
  Classified the results of operations of these asset groups as discontinued operations in the accompanying consolidated statements of operations.

  •
  Classified the assets to be disposed of, primarily $113 million in property and equipment as of December 31, 2003, as held for sale in the accompanying consolidated balance sheet at the lower of either their carrying amounts or their fair values, less costs to sell. Accounts receivable of the asset groups, less the related allowances for doubtful accounts, are included in our consolidated accounts receivable in the accompanying consolidated balance sheets because we do not intend to sell these receivables. At December 31, 2003, these accounts receivable aggregated $128 million.

  •
  Recorded impairment and restructuring charges in the amount of $202 million in the year ended December 31, 2003 primarily for the write-down of long-lived assets ($94 million) and goodwill ($87 million) allocated to these hospitals using the relative fair-value method to arrive at estimated fair values, less costs to sell, if applicable, at these facilities.

        Of the fourteen hospitals included in our March 2003 divestiture plan, we sold six in November 2003, five in December 2003 and one in February 2004. Net proceeds from the sales of the 11 hospitals sold in the year ended December 31, 2003, including working capital, are expected to be approximately $623 million. Net proceeds from the hospital sold in February 2004 are expected to be approximately $40 million, including working capital. We recorded a gain of approximately $274 million in the year ended December 31, 2003 on the sales of the 11 hospitals sold during the year. The carrying amounts of the assets sold included $106 million of goodwill. In addition to selling 12 hospitals, we ceased operations at one of the 14 hospitals when its long-term lease expired in August 2003, and we closed one hospital in September 2003. We intend to use the proceeds from the divestitures for general corporate purposes.

        These 14 divested hospitals, along with the Redding facility, had the following net operating revenues and income before taxes in discontinued operations for the years ended December 31, 2002 and 2003:

	December 31,
	2002	2003
	(In Millions)
Net operating revenues	$1,221	$926
Income before taxes	118	42

The above income before taxes includes asset impairment and restructuring charges of $80 million in 2002 and $202 million in 2003.

        In November 2003, we opted not to renew our leases on two additional hospitals (186-bed Century City Hospital and 182-bed Suburban Medical Center, both in California). We expect to cease operating these hospitals by the end of April and October 2004, respectively. In December 2003, we announced that we would also be closing our 379-bed Medical College of Pennsylvania ("MCP") Hospital and selling the property associated with the hospital. The closure of MCP Hospital is expected to occur on or about June 30, 2004. We are closing the MCP Hospital because it has suffered sizable losses over the past 12 months, due to deteriorating results of operations, which were affected by the increasing cost of medical malpractice insurance in Pennsylvania and state budget constraints that impacted the hospital. These three hospitals are not accounted for as discontinued operations as of December 31, 2003. The hospitals will continue to be classified as held and used until they are divested.

NOTE 4    OTHER DISPOSITIONS OF FACILITIES

        During the year ended May 31, 2001, we sold one general hospital and three long-term-care facilities, closed one long-term-care facility and combined the operations of one rehabilitation hospital with the operations of a general hospital. During the year ended May 31, 2002, we sold one general hospital and three long-term-care facilities. The results of operations of the sold or closed businesses were not significant.

        In January 2004, we announced a major restructuring of our operations involving the proposed divestiture of 27 of our acute care hospitals, including 19 in California and eight others in Louisiana, Massachusetts, Missouri and Texas. We expect to receive total net proceeds from these divestitures of approximately $600 million, a significant portion of which is expected to be received in the form of tax benefits from anticipated losses from the proposed divestitures of many of these hospitals. Additionally, in March 2004, we approved a proposed sale of our general hospital in Barcelona, Spain. The purpose of this restructuring is to enable us to focus our financial and management resources on our remaining 69 core general hospitals in 13 states and two critical access hospitals in two states, and to create a stronger company with enhanced potential for long-term growth. Beginning in January 2004, 27 of the 28 hospitals will be classified as discontinued operations.

        Net operating revenues and income (or loss) before taxes for these hospitals for the years ended December 31, 2002 and 2003 are shown in the following table:

	December 31,
	2002	2003
	(In Millions)
Net operating revenues	$2,786	$2,608
Income (loss) before taxes	148	(443)

The above income (or loss) before taxes includes asset impairment and restructuring charges of $211 million in 2002 and $446 million in 2003.

NOTE 5    IMPAIRMENT AND RESTRUCTURING CHARGES

  YEAR ENDED DECEMBER 31, 2003

        During the year ended December 31, 2003, we recorded impairment and restructuring charges of $1.881 billion. The combined charges consisted of $646 million for impairment of long-lived assets (for the write-down of long-lived assets to their estimated fair values primarily at 28 hospitals), $1.124 billion for impairment of goodwill, primarily related to our California and Central-Northeast regions, $70 million in employee severance, benefits and relocation costs, $37 million in non-cash stock-option-modification costs related to terminated employees, and $4 million in contract terminations, and consulting and other costs (net of a $13 million reduction in reserves for restructuring charges recorded in prior periods).

        We recognized the $646 million of impairment charges on long-lived assets because our estimates of future cash flows from these assets indicated that the carrying amount of the assets or groups of assets were not fully recoverable from estimated future cash flows. Our estimates were based on assumptions and projections that we believe to be reasonable and supportable. The fair-value estimates of our long-lived assets were derived from independent appraisals, established market values of comparable assets, or calculations of estimated future net cash flows.

        Approximately $187 million of our goodwill impairment charge relates to the consolidation (that we announced on March 10, 2003) of our operating divisions from three to two. Because of this restructuring of our operating divisions and regions, along with a realignment of our executive management team and other factors, our goodwill "reporting units" (as defined under SFAS No. 142)

changed. Prior to the restructuring, the reporting units consisted of our three divisions; following the restructuring, they consisted of our five new regions. Because of the change in reporting units, we performed a goodwill impairment evaluation in March 31, 2003 resulting in the above impairment charge related to our Central-Northeast region.

        The $937 million balance of our 2003 goodwill impairment charge is associated primarily with our California and Central-Northeast regions as a result of the completion of a comprehensive review of the near-term and long-term prospects for each of our hospitals.

        The $111 million in restructuring charges were incurred primarily in connection with (1) our previously announced plans to reduce operating expenses, including the reduction of staff, and (2) the realignment of our executive management team.

        We will incur additional impairment and restructuring charges as we move forward with our operating expense reduction and restructuring plans. However, $496 million of the impairment and restructuring charges that we recorded in 2003 will be retroactively reclassified from continuing operations to discontinued operations during 2004 in accordance with SFAS No.144.

  SEVEN MONTHS ENDED DECEMBER 31, 2002

        In the seven-month period ended December 31, 2002, we recorded impairment charges of $303 million for the write-down of long-lived assets to their estimated fair values at seven general hospitals, one psychiatric hospital and other properties which represent the lowest level of identifiable cash flows that are independent of other asset-group cash flows. We recognized the impairment of these long-lived assets because events or changes in circumstances indicated that the carrying amount of the assets or groups of assets were not fully recoverable from estimated future cash flows. The facts and circumstances leading to that conclusion include (1) our analyses of expected changes in growth rates for revenues and expenses and changes in payer mix, changes in certain managed care contract terms, and (2) the effect of projected reductions in Medicare outlier payments on net operating revenues and operating cash flows.

        Our estimates of future cash flows from these assets or asset groups were based on assumptions and projections that we believe to be reasonable and supportable. Our assumptions took into account revenue and expense growth rates, patient volumes, changes in payer mix, and changes (enacted or anticipated) in legislation and other payer payment patterns. The fair value estimates of our long-lived assets were derived from either independent appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows.

        During the seven-month period ended December 31, 2002, we recorded restructuring charges of $13 million. The charges consist primarily of consulting fees and severance and employee relocation costs incurred in connection with changes in our senior executive management team.

  YEAR ENDED MAY 31, 2002

        In the second quarter of the year ended May 31, 2002, we recorded impairment and restructuring charges of $99 million primarily related to the planned closure of two general hospitals and the sales of certain other health care businesses. The total charge consists of (1) impairment write-downs of property, equipment, goodwill and other assets to estimated fair value, $76 million, and (2) expected cash disbursements related to lease-cancellation costs, severance costs and other exit costs, $23 million.

        The impairment charge consists of write-downs of $39 million for property and equipment, $13 million for goodwill and $24 million for other assets. The balance of the charges consist of $7 million in lease-cancellation costs, $5 million in severance costs related to the termination of 691 employees, $2 million in legal costs and settlements and $9 million in other exit costs. We decided to close those two hospitals because they were operating at a loss, which was not significant, and were not essential to our strategic objectives. Subsequently, one of these hospitals was closed and the other was sold.

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

        The total charge of $143 million consists of $55 million in impairment write-downs of property, equipment and other assets to estimated fair values, and $88 million for expected cash disbursements related to costs of terminating unprofitable physician contracts, severance costs, lease cancellation and other exit costs. The impairment charge consists of write-downs of $29 million for property and equipment and $26 million for other assets. The remaining balance of the $88 million charge consists of $56 million for the buyout of unprofitable physician contracts, $6 million in severance costs related to the termination of 322 employees, $3 million in lease cancellation costs, and $23 million in other exit costs.

        As a result of the unprofitable operation and management of the physician practices, we decided to exit certain physician practices. During the latter part of fiscal 1999, we evaluated our physician strategy and began developing plans to either terminate or allow to expire a significant number of our existing unprofitable contracts. During fiscal 2000, our management, with the authority to do so, authorized the termination of approximately 50% of our unprofitable physician contracts. The termination of additional physician contracts that were not profitable was similarly authorized in fiscal 2001. As of May 31, 2002, we had exited most of the unprofitable contracts that management had authorized to be terminated or allowed to expire. Substantially all such remaining contracts were terminated by July 31, 2002. The physicians, employees and property owners/lessors affected by this decision were duly notified, prior to our respective fiscal year-ends.

        The tables below are reconciliations of beginning and ending liability balances in connection with impairment and restructuring charges recorded during the years ended May 31, 2001 and 2002, the seven months ended December 31, 2002, and the year ended December 31, 2003:

	Balances at Beginning of Period	Charges	Cash Payments	Other Items	Balances at End of Period
	(Dollars in Millions)
Year ended May 31, 2001
Lease cancellations, exit costs and estimated costs to sell or close hospitals and other facilities	$106	$26	$(42)	$(5)	$85
Impairment losses to value property, equipment and other assets at estimated fair values	—	55	—	(55)	—
Severance costs in connection with the implementation of hospital cost-control programs, general overhead-reduction plans, closure of home health agencies and closure of hospitals and termination of physician contracts	17	6	(11)	—	12
Accruals for unfavorable lease commitments at six medical office buildings	12	—	(2)	—	10
Buyout of physician contracts	4	56	(32)	—	28
Other items	2	—	(2)	—	—

	$141	$143	$(89)	$(60)	$135

	Balances at Beginning of Period	Charges	Cash Payments	Other Items	Balances at End of Period
	(Dollars in Millions)
Year ended May 31, 2002
Lease cancellations, exit costs and estimated costs to sell or close hospitals and other facilities	$85	$18	$(36)	$(5)	$62
Impairment losses to value property, equipment, goodwill and other assets at estimated fair values	—	76	—	(76)	—
Severance costs in connection with the implementation of hospital cost-control programs, general overhead-reduction plans, closure of home health agencies and closure of hospitals and termination of physician contracts	12	5	(8)	—	9
Accruals for unfavorable lease commitments at six medical office buildings	10	—	(2)	—	8
Buyout of physician contracts	28	—	(22)	—	6

	$135	$99	$(68)	$(81)	$85

	Balances at Beginning of Period	Charges	Cash Payments	Other Items	Balances at End of Period
	(Dollars in Millions)
Seven months ended December 31, 2002
Lease cancellations, exit costs and estimated costs to sell or close hospitals and other facilities	$62	$—	$(9)	$(10)	$43
Impairment losses to value property, equipment, goodwill and other assets at estimated fair values	—	303	—	(303)	—
Severance costs in connection with the implementation of hospital cost-control programs, general overhead-reduction plans, cost-reduction consulting fees and buyout of physician contracts	15	13	(5)	(10)	13
Accruals for unfavorable lease commitments at six medical office buildings	8	—	(1)	—	7

	$85	$316	$(15)	$(323)	$63

	Balances at Beginning of Period	Charges	Cash Payments	Other Items	Balances at End of Period
	(Dollars in Millions)
Year ended December 31, 2003
Lease cancellations, exit costs and estimated costs to sell or close hospitals and other facilities	$43	$—	$(10)	$8	$41
Impairment losses to value property, equipment, goodwill and other assets at estimated fair values	—	1,770	—	(1,770)	—
Severance and other costs in connection with the implementation of hospital cost-control programs, general overhead-reduction plans, and cost-reduction consulting fees and buyout of physician practices	13	111	(34)	(53)	37
Accruals for unfavorable lease commitments at six medical office buildings	7	—	(2)	—	5

	$63	$1,881	$(46)	$(1,815)	$83

        The above liability balances are included in other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets. Other items primarily include write-offs of long-lived assets and goodwill. Cash payments to be applied against these accruals of December 31, 2003 are expected to be approximately $41 million in 2004 and $42 million thereafter.

NOTE 6    LONG-TERM DEBT AND LEASE OBLIGATIONS

        The table below shows our long-term debt as of May 31, 2002 and December 31, 2002 and 2003:

		December 31
	May 31 2002
		2002	2003
Loans payable to banks, unsecured	$975	$830	$—
Senior notes:
5 3/8%, due 2006	550	550	550
5%, due 2007	—	400	400
6 3/8%, due 2011	1,000	1,000	1,000
6 1/2%, due 2012	600	600	600
7 3/8%, due 2013	—	—	1,000
6 7/8%, due 2031	450	450	450
Other senior and senior subordinated notes	328	46	24
Zero-coupon guaranteed bonds due 2002	45	—	—
Notes payable and capital lease obligations, secured by property and equipment, payable in installments to 2013	100	97	88
Other promissory notes, primarily unsecured	37	14	34
Unamortized note discounts	(67)	(68)	(89)

Total long-term debt	4,018	3,919	4,057
Less current portion	(99)	(47)	(18)

Long-term debt, net of current portion	$3,919	$3,872	$4,039

  LOANS PAYABLE TO BANKS

        At December 31, 2003, there were no outstanding cash borrowings under our then existing five-year $1.2 billion revolving credit agreement. Outstanding letters of credit under the agreement totaled $211 million and, accordingly, $989 million was available for cash borrowings.

        In light of our anticipated performance decline for the year ending December 31, 2004, we determined that it was likely that we would exceed the then-existing maximum leverage ratio covenant (3.5-to-1) in the credit agreement during the second or third quarter of 2004.

        Effective March 8, 2004, we reached an agreement with a required number of our bank lenders to amend the credit agreement to, among other things, (1) set the maximum leverage ratio and minimum fixed charge ratio under the agreement to no higher than 5.5-to-1 through June 30, 2005 and no higher than 5.0-to-1 thereafter for the leverage ratio, and no less than 1.5-to-1 for the fixed charge ratio, (2) reduce the total commitments under the agreement from $1.2 billion to $800 million, and (3) reduce the aggregate cash borrowings available under the agreement from $1.0 billion to $500 million. The amended credit agreement will require us to pledge the capital stock of our hospital operating subsidiaries to secure our obligations under the agreement. Those subsidiaries will guarantee our obligations. The credit agreement will expire on March 1, 2006.

        While cash borrowings will be limited to $500 million under the agreement, undrawn availability may be used to issue letters of credit up to the $800 million limit. Loans under the credit agreement are unsecured and generally bear interest at a base rate equal to the prime rate or, if higher, the federal funds rate plus 0.5% or, at our option, an adjusted London Interbank Offered Rate ("LIBOR") plus an interest margin between 100 and 250 basis points. We pay the lenders an annual facility fee on the total loan commitment at rates between 50 and 57.5 basis points. The interest rate margins and the facility fee rates are based on our leverage covenant ratio (calculated as the ratio of consolidated total debt to operating income plus the sum of depreciation, amortization, impairment, other unusual charges, stock-based compensation expense, and losses from early extinguishment of debt).

        At September 30, 2003, our preliminary leverage covenant ratio was 2.56-to-1, slightly over the 2.50-to-1 ratio then permitted under the credit agreement.

        On October 27, 2003, we announced that we had reached an accord with our lenders to amend the credit agreement effective as of September 30, 2003. Under the terms of the October 2003 amendment, the maximum permitted leverage ratio was increased from 2.50-to-1 to 3.50-to-1 and the aggregate loan commitments available to us, including cash borrowings and letters of credit, was decreased from $1.5 billion to $1.2 billion with a limit of $1 billion for cash borrowings under the credit agreement. In addition, the definitions of the leverage ratio and consolidated total debt were amended to take into consideration recent operating trends of the Company. Such amendments to these definitions include the following:

  •
  The definition of consolidated total debt was amended to subtract unrestricted cash in excess of outstanding revolving loans under the agreement, referred to as "net debt."

  •
  The definition of the leverage ratio denominator was amended to exclude the effect of a September 30, 2003 $212 million aggregate charge to write down accounts receivable to their estimated net realizable value. Any additional charge for provision for doubtful accounts in excess of 10% of net operating revenues in any fiscal quarter subsequent to September 30, 2003 shall be excluded, subject to a cumulative limit up to $250 million.

        The October amendment also added a new covenant that restricts our ability to repurchase non-credit line debt in excess of $50 million if our leverage ratio is greater than 2.50-to-1, unless the credit facility is undrawn and we would have a minimum of $100 million of unrestricted cash on hand following the repurchase of the debt. Our revised leverage ratio at September 30, 2003 under the amended credit agreement was 2.2-to-1 and at December 31, 2003, it was 2.6-to-1.

        In consideration for the October 2003 amendment, we paid to participating banks a one-time fee equal to 50 basis points of their new level of commitment, and we will pay an additional one-time fee of 10 basis points if, in the future, the leverage ratio exceeds 3.25-to-1. In consideration for the March 2004 amendment, we will pay a one-time fee equal to 12.5 basis points. Also in connection with the two amendments, we wrote off approximately $2 million in unamortized deferred loan fees in October 2003 and will anticipate writing off approximately $5 million in March 2004.

        We are in compliance with all covenants in our credit agreement and all indentures for public debt.

        As discussed in Note 15, the ultimate resolution of claims and lawsuits brought against us, individually or in the aggregate, could have a material adverse effect on our business, including the potential breach of covenants in our credit agreement.

  SENIOR NOTES AND SENIOR SUBORDINATED NOTES

        In March 2002, we sold $600 million of new 6 1/2% Senior Notes due 2012 and used the majority of the proceeds to repurchase our 8 1/8% Senior Subordinated Notes due 2008 and the remainder for general corporate purposes. In connection with the repurchases of debt during the year ended May 31, 2002, we recorded losses from early extinguishments of debt in the aggregate amount of $383 million.

        In June 2002, we sold $400 million of new 5% Senior Notes due 2007. We used the proceeds from the sale to repay bank loans under our credit agreements and to repurchase, at par, the $282 million balance of our 6% Exchangeable Subordinated Notes due 2005. As a result of that repurchase, we recorded a $4 million loss from early extinguishment of debt in the seven-month period ended December 31, 2002.

        In January 2003, we sold $1 billion of new 7 3/8% Senior Notes due 2013. We used the majority of the proceeds to repay all of the then-outstanding loans under our credit agreement and the remainder for general corporate purposes. Those new senior notes are unsecured; they rank equally with all of our other unsecured senior indebtedness; and they are redeemable at any time at our option.

        Prior to the sale of the new senior notes in March 2002 and January 2003, we used a hedging strategy to lock in the risk-free component of the interest rate that was in effect on the offering dates of the notes. The interest-rate-lock agreement was settled on the date the notes were issued. Because the risk-free interest rate declined during the hedge period, we incurred a loss on this transaction when we unwound the hedge. However, based on our assessment using the dollar-offset method (which was performed at the inception of the hedge), we determined that the hedge was highly effective. Therefore, the loss on the hedge was charged to other comprehensive income and is being amortized into earnings over the terms of the new senior notes. The loss will be entirely offset by the effect of the lower interest rate on the notes.

        All of our remaining senior subordinated notes are unsecured obligations and are subordinated in right of payment to all existing and future senior debt, including the senior notes and borrowings under the credit agreement.

  LOAN COVENANTS

        With the retirement or substantial retirement of eight issues of senior notes and senior subordinated notes over the past several years, together with amendments to the loan covenants, we have eliminated substantially all of the restrictive covenants associated with debt issued when we were considered a "high yield" issuer. During the year ended May 31, 2002, our senior notes and senior subordinated notes were upgraded to investment grade. In June 2003 and January 2004, these notes were downgraded back to "high yield" status because of concerns by certain rating agencies that unanticipated revenue and expense pressures might contribute to lower than expected cash flow in future periods, and about compliance with financial covenants as revenues are reduced due to the significant reduction in Medicare outlier payments beginning in January 2003.

        Our credit agreement and the indentures governing our senior and senior subordinated notes contain affirmative, negative and financial covenants that have, among other requirements, limitations on (1) liens, (2) consolidations, merger or the sale of all or substantially all assets unless no default exists and, in the case of a consolidation or merger, the surviving entity assumes all of our obligations under the credit agreement, and (3) subsidiary debt. The covenants allow us to declare and pay a dividend and purchase our common stock so long as no default exists and our leverage ratio is less than 5.5-to-1. The credit agreement covenants also require that we maintain specified levels of net worth ($2.2 billion at December 31, 2003) and a fixed-charge coverage not less than 1.5-to-1. At December 31, 2003, our fixed-charge coverage was 3.2-to-1. There are no compensating balance requirements for any credit line or borrowing.

        Future long-term debt maturities and minimum operating lease payments as of December 31, 2003 are as follows:

		Years Ended December 31
							Later Years
	Total	2004	2005	2006	2007	2008
	(Dollars in Millions)
Long-term debt, including capital lease obligations	$4,146	$18	$42	$557	$430	$8	$3,091
Long-term operating leases	865	180	153	139	131	100	162

        Rental expense under operating leases, including short-term leases, was $216 million in the year ended May 31, 2001, $219 million in the year ended May 31, 2002, $128 million in the seven-month period ended December 31, 2002, $221 million in the year ended December 31, 2002 and $227 million in the year ended December 31, 2003.

NOTE 7    STOCK BENEFIT PLANS

        We currently grant stock-based awards pursuant to our 2001 Stock Incentive Plan, which was approved by our shareholders at their 2001 annual meeting. Under that plan, 60,000,000 shares of common stock were approved for stock-based awards. At December 31, 2003, there were 37,032,469 shares of common stock available for stock option grants and other incentive awards to our key employees, advisors, consultants and directors. Options generally have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant.

        Under the 2001 Stock Incentive Plan, nonemployee directors receive options for 18,000 shares per year and options for 36,000 shares upon joining the board of directors. Awards have an exercise price equal to the fair market value of the Company's shares on the date of the grant. At the recommendation of independent compensation consultants retained by the compensation committee of our board of directors, the options granted vest immediately upon issuance and expire 10 years after the date of the grant.

        In January 2003, we issued 200,000 shares of restricted (non-vested) stock under the 2001 Stock Incentive Plan to Trevor Fetter, our president and chief executive officer. The stock vests on the second, third and fourth anniversary dates of the grant provided that Mr. Fetter is still employed by us and continues to hold 100,000 shares of Tenet common stock purchased by him as a condition of the issuance of the restricted stock. The aggregate market value of the restricted stock at the date of issuance was $3.7 million based on the closing price of our common stock on that date. The restricted stock has been recorded as deferred compensation in additional paid-in capital, a component of shareholders' equity, that is adjusted periodically based on changes in the Company's stock price, and is being amortized over the 48-month vesting period. In connection with Mr. Fetter being named the Company's chief executive officer in September 2003, Mr. Fetter was granted options for 350,000 shares of common stock at an exercise price of $14.98 per share, the closing price of our stock on the date of grant. The estimated weighted-average fair value of those options at the date of grant was $8.12 per share. Those options vest ratably on each of the first three anniversaries of the date of grant.

        In November 2003, we granted 945,268 restricted units to 418 key hospital employees, under our 2001 Stock Incentive Plan. A restricted unit is a contractual right to receive one share of Tenet common stock in the future. These restricted units vest 1/3 on each of the first three anniversary dates of the grant. The closing price of the Company's common stock on the date of the grant was $12.70, thus the aggregate value of the grant, before considering future forfeitures, was approximately $12 million, and will be amortized ratably over the 36 months following the grant date.

        On March 3, 2004, we granted additional employee stock options for 4.3 million shares of common stock at an exercise price of $12.01 per share, the closing price of the Company's common stock on that date, and we also issued 916,222 restricted units. The weighted average fair value of the options granted and the fair value of the restricted units issued was $5.24 per share and $12.01 per share, respectively. Both the options and the restricted units vest 1/3 on each of the first three anniversary dates of the grant. Also in March 2004, the Compensation Committee of the Board of Directors eliminated the stock price performance requirements that had been attached to the option grants previously distributed in December 2002. Those options are now fully-exercisable as soon as they vest without reference to Tenet's current stock price.

        The following table summarizes information about our outstanding stock options at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$6.25 to $10.16	1,173,566	1.4 years	$9.10	1,173,566	$9.10
$10.17 to $20.34	23,110,654	6.5 years	16.49	12,984,339	15.82
$20.35 to $30.50	12,569,733	6.5 years	27.45	12,043,733	27.38
$30.51 to $40.67	9,476,709	7.3 years	40.28	6,701,394	40.28
$40.68 to $50.84	175,850	8.4 years	44.70	82,616	44.83

	46,506,512	6.5 years	$24.22	32,985,648	$24.85

        As of December 31, 2003, approximately 61% of our outstanding options were held by current employees and approximately 39% were held by former employees. Approximately 18% of our outstanding options were in-the-money, that is, they had an exercise price less of than the $16.50 market price of our common stock on December 31, 2003, and approximately 82% were out-of-the-money, that is, they had an exercise price of more than $16.50, as shown in the table below:

	In-the-Money Options Outstanding	% of Total	Out-of-the-Money Options Outstanding	% of Total	All Options Outstanding	% of Total
Current employees	4,109,801	48.5%	24,097,612	63.4%	28,207,413	60.7%
Former employees	4,364,690	51.5%	13,934,409	36.6%	18,299,099	39.3%

Totals	8,474,491	100.0%	38,032,021	100.0%	46,506,512	100.0%

% of all outstanding options	18.2%		81.8%		100.0%

        The reconciliation below shows the changes to our stock option plans for the years ended May 31, 2001 and 2002, for the seven months ended December 31, 2002, and for the year ended December 31, 2003:

	Outstanding at Beginning of Period	Granted	Exercised	Forfeited	Outstanding at End of Period	Options Exercisable
May 31, 2001
Shares	52,963,926	10,758,462	(17,170,896)	(424,737)	46,126,755	24,298,478
Weighted average exercise price	$14.81	$27.53	$14.81	$19.57	$17.74	$15.28
May 31, 2002
Shares	46,126,755	12,869,792	(17,829,297)	(770,678)	40,396,572	17,228,241
Weighted average exercise price	$17.74	$38.60	$15.29	$20.06	$25.45	$17.97
Seven months ended December 31, 2002
Shares	40,396,572	11,833,821	(2,902,654)	(1,814,806)	47,512,933	23,338,625
Weighted average exercise price	$25.45	$18.32	$14.36	$20.80	$24.53	$22.39
December 31, 2003
Shares	47,512,933	1,565,067	(525,920)	(2,045,568)	46,506,512	32,985,648
Weighted average exercise price	$24.53	$15.47	$9.95	$28.39	$24.22	$24.85

        The estimated weighted-average fair values of options we granted in the years ended May 31, 2001 and 2002, in the seven-month period ended December 31, 2002, and in the year ended December 31, 2003 were $14.01, $18.45, $9.07 and $7.65, respectively. These were calculated, as of the date of each grant, using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended May 31
			Seven months ended December 31 2002	Year ended December 31 2003
	2001	2002
Expected volatility	39.0%	39.9%	50.6%	48.9%
Risk-free interest rates	5.4%	4.5%	3.5%	3.2%
Expected lives, in years	7.0	6.8	5.5	5.9
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

        Expected volatility is derived using daily data drawn from five to seven years preceding the date of grant. The risk-free interest rates are based on the approximate yield on five-year, seven-year and 10-year United States Treasury Bonds as of the date of grant. The expected lives are estimates of the number of years the options will be held before they are exercised. The valuation model was not adjusted for non-transferability, risk of forfeiture, or the vesting restrictions of the options—all of which would reduce the value if factored into the calculation.

        The table below shows the stock option grants and other awards, in order of monetary significance, that comprise the $139 million of stock-based compensation recorded in the year ended December 31, 2003. Compensation cost is measured by the fair value of the options on their grant dates and is recognized over the vesting periods of the grants, whether or not the options had any intrinsic value during the period.

Grant Date	Awards Expected to Vest	Exercise Price per Share	Fair Value per Share at Grant Date	Stock-Based Compensation Expense for Year ended December 31, 2003
	(In Thousands)			(In Millions)
December 4, 2001	8,733	$40.41	$18.37	$47
December 5, 2000	7,562	27.21	13.27	27
December 10, 2002	10,043	17.56	8.80	19
June 1, 2001	2,175	30.28	17.52	11
May 29, 2001	1,500	30.17	17.57	8
Other grants, from April 10, 2001 to December 31, 2003	4,146	22.61	11.08	12
Employee stock purchase plan and other elements of stock-based compensation				15

Total				$139

        Prior to our shareholders approving the 2001 Stock Incentive Plan, we granted stock-based awards to our directors and employees pursuant to other plans. Stock options remain outstanding under those other plans, but no additional stock-based awards will be granted under them. No performance-based incentive stock awards have been granted since fiscal 1994.

        Pursuant to the terms of our stock-based compensation plans, awards granted under the plans vest and may be exercised as determined by the compensation committee of our board of directors. In the event of a change in control, the compensation committee may, at its sole discretion, without obtaining shareholder approval, accelerate the vesting or performance periods of the awards.

        In March 2003, our board of directors approved a change in accounting for stock options granted to employees and directors from the intrinsic-value method to the fair-value method recommended by SFAS No. 123, effective for the calendar year ended December 31, 2003. The transition method we chose to report this change in accounting was the retroactive-restatement method. As such, presentations of periods ended prior to January 1, 2003 have been restated to reflect the fair-value method of accounting, as if the change had been effective throughout those prior periods.

NOTE 8    EMPLOYEE STOCK PURCHASE PLAN

        We have an employee stock purchase plan under which we are authorized to issue up to 14,250,000 shares of common stock to eligible employees of the Company or its designated subsidiaries. Under the terms of the plan, eligible employees may elect to have between 1% and 10% of their base earnings withheld each calendar quarter to purchase shares of our common stock. Shares are purchased on the last day of the quarter, at a purchase price equal to 85% of either the closing price on the first day of the quarter or the closing price on the last day of the quarter, whichever is lower. Under the plan, no individual may purchase, in any year, shares with a fair market value in excess of $25,000.

        Under the plan, we sold the following numbers of shares in each of the two years ended May 31, 2001 and 2002, in the seven-month period ended December 31, 2002, and in the year ended December 31, 2003:

	Years Ended May 31
			Seven months ended December 31 2002	Year ended December 31 2003
	2001	2002
Number of shares	839,982	691,704	378,431	2,714,472
Weighted average price	$18.01	$30.19	$24.21	$11.71

NOTE 9    SELECTED BALANCE SHEET DETAILS

        The principal components of other current assets are shown in the table below:

		December 31
	May 31, 2002
		2002	2003
	(Dollars in Millions)
Other receivables	$252	$292	$231
Prepaid expenses and other current items	107	95	106
Assets held for sale or disposal, at the lower of carrying value or fair value less estimated costs to sell or dispose	42	34	129

Other current assets	$401	$421	$466

        The principal components of property and equipment are shown in the table below:

		December 31
	May 31 2002
		2002	2003
	(Dollars in Millions)
Land	$594	$592	$565
Buildings and improvements	5,412	5,216	4,439
Construction in progress	262	297	386
Equipment	3,303	3,268	2,723

	$9,571	$9,373	$8,113
Less accumulated depreciation and amortization	(2,986)	(3,014)	(2,556)

Net property and equipment	$6,585	$6,359	$5,557

        Property and equipment is stated at cost, less accumulated depreciation and amortization and impairment write-downs related to assets held and used.

NOTE 10    GOODWILL AND OTHER INTANGIBLE ASSETS

        As of June 1, 2002, we adopted SFAS No. 142. Among the changes implemented by this new accounting standard is the cessation of amortization of goodwill and other intangible assets having indefinite useful lives. This change applies to the periods following the date of adoption.

        The table below shows our income from continuing operations and net income for the years ended May 31, 2001 and 2002 and for the years ended December 31, 2002 and 2003 as if the cessation of goodwill amortization had occurred as of June 1, 2000:

	Years ended May 31		Years ended December 31
	2001	2002	2002	2003
	(Dollars in Millions, except Per-Share Amounts)
Income from continuing operations, as reported	$471	$573	$744	$(1,404)
Goodwill amortization, net of applicable income tax benefits	81	82	34	—

Pro forma income from continuing operations	$552	$655	$778	$(1,404)
Net income, as reported	$578	$697	$817	$(1,477)
Goodwill amortization, net of applicable income tax benefits	81	82	34	—

Pro forma net income	$659	$779	$851	$(1,477)
Diluted Earnings Per Common and Common Equivalent Share:
Continuing operations, as reported	$0.96	$1.14	$1.49	$(3.01)
Goodwill amortization, net of applicable income tax benefits	0.17	0.16	0.07	—

Pro forma continuing operations	$1.13	$1.30	$1.56	$(3.01)
Net income, as reported	$1.18	$1.39	$1.64	$(3.17)
Goodwill amortization, net of applicable income tax benefits	0.17	0.16	0.07	—

Pro forma net income	$1.35	$1.55	$1.71	$(3.17)

NOTE 11 INVESTMENTS AND OTHER ASSETS

        As of December 30, 2003, our investments consisted primarily of (1) $104 million in collateralized bonds issued by a local hospital authority from which we lease and operate two hospitals in Dallas, Texas, (2) approximately $63 million in equity investments in unconsolidated entities, and (3) a small number of minority investments, primarily in various technology ventures that furnish services or products to the health care industry, the carrying values of which aggregated approximately $12 million at December 31, 2003. These items are included in the accompanying consolidated balance sheets as investments and other assets.

        Our policy has been to classify these minority investments as "available for sale." In doing so, the carrying values of the shares and debt instruments are adjusted at the end of each accounting period to their market values. This is done through a credit or charge to other comprehensive income, net of taxes. Through May 31, 2001 and 2002, the accumulated unrealized losses on the Company's long-term investments was $71 million and $40 million, respectively, and through December 31, 2002, it was $15 million. There was no accumulated unrealized losses on these investments at December 31, 2003.

        In December 2002, we sold our entire portfolio (8,301,067 shares) of Ventas, Inc. for $86 million. We had decided to sell the shares in late November 2002. Prior to that time, we had accounted for the shares as an available-for-sale security whose fair value was less than its cost basis. Because we did not expect the fair value of the shares to recover prior to the expected time of sale, we recorded a $64 million charge ($40 million, net of taxes) in the seven-month period ended December 31, 2002 for the impairment of the carrying value of these securities. Because of a difference between the tax basis of the investment and our book basis, we reported a tax gain on the sale in our subsequent income tax return. The tax on the gain amounted to approximately $32 million.

        At May 31, 2002, our long-term investments included an investment portfolio of U.S. government securities aggregating $69 million. Those securities were held in an escrow account for the benefit of the holders of our 6% Exchangeable Notes. The securities were released from escrow when we repurchased the notes in August 2002 and were sold for cash in the normal course of business over several succeeding weeks.

        During the year ended May 31, 2001, we recorded $28 million in net gains from sales of investments in health care ventures. There were no such gains or losses in the year ended May 31, 2002, the seven-month period ended December 31, 2002, or the years ended December 31, 2002 or 2003.

NOTE 12    SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended May 31
			Seven months ended December 31 2002
				Year ended December 31 2003
	2001	2002
	(Dollars in Millions)
Interest paid, net of capitalized interest	$462	$389	$175	$235
Income taxes paid, net of refunds received	257	268	307	351

NOTE 13    OTHER COMPREHENSIVE INCOME

        The following table shows our consolidated statements of comprehensive income for the years ended May 31, 2001 and 2002, for the seven-month period ended December 31, 2002 and for the year ended December 31, 2003:

	Years ended May 31
			Seven months ended December 31 2002	Year ended December 31 2003
	2001	2002
	(Dollars in Millions)
Net income (loss)	$578	$697	$401	$(1,477)

Other comprehensive income (loss):
Unrealized gains (losses) on securities held as available for sale:
Unrealized net holding gains (losses) during period	80	31	(6)	(1)
Less: reclassification adjustments for (gains) losses included in net income (loss)	(39)	1	47	4
Foreign currency translation adjustments	(3)	(4)	5	10
Losses on derivative instruments designated and qualifying as cash-flow hedges	—	(28)	—	(2)

Other comprehensive income before income taxes	38	—	46	11
Income tax expense related to items of other comprehensive income	(12)	—	(17)	(4)

Other comprehensive income	26	—	29	7

Comprehensive income (loss)	$604	$697	$430	$(1,470)

        The table below shows the tax effect allocated to each component of other comprehensive income for the years ended May 31, 2001 and 2002, for the seven-month period ended December 31, 2002, and for the year ended December 31, 2003:

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
	(Dollars in Millions)
Year ended May 31, 2001
Foreign currency translation adjustment	$(3)	$1	$(2)
Unrealized gains on securities held as available-for-sale	80	(28)	52
Less: reclassification adjustment for realized gains included in net income	(39)	15	(24)

	$38	$(12)	$26

Year ended May 31, 2002
Foreign currency translation adjustment	$(4)	$2	$(2)
Losses on derivatives designated and qualifying as cash flow hedges	$(28)	$10	$(18)
Unrealized gains on securities held as available-for-sale	31	(12)	19
Less: reclassification adjustment for realized losses included in net income	1	—	1

	$—	$—	$—

Seven months ended December 31, 2002
Foreign currency translation adjustment	$5	$(2)	$3
Unrealized losses on securities held as available-for-sale	(6)	3	(3)
Less: reclassification adjustment for realized losses included in net income	47	(18)	29

	$46	$(17)	$29

Year ended December 31, 2003
Foreign currency translation adjustment	$10	$(3)	$7
Losses on derivatives designated and qualifying as cash flow hedges	$(2)	$—	$(2)
Unrealized losses on securities held as available-for-sale	(1)	—	(1)
Less: reclassification adjustment for realized losses included in net income	4	(1)	3

	$11	$(4)	$7

NOTE 14    PROFESSIONAL AND GENERAL LIABILITY INSURANCE

        Through May 31, 2002, we insured substantially all of our professional and comprehensive general liability risks in excess of self-insured retentions through Hospital Underwriting Group, our majority-owned insurance subsidiary, under a mature claims-made policy with a 10-year extended reporting period. (Hospital Underwriting Group became a wholly owned subsidiary effective May 31, 2003.) These self-insured retentions were $1 million per occurrence for fiscal years ended May 31, 1996 through May 31, 2002. Hospital Underwriting Group's retentions covered the next $2 million per occurrence. Claims in excess of $3 million per occurrence were, in turn, reinsured with major independent insurance companies. In earlier policy periods, the self-insured retentions varied by hospital and by policy period from $500,000 to $5 million per occurrence.

        For the periods June 1, 2000 through May 31, 2001, and June 1, 2001 through May 31, 2002, the policies written by Hospital Underwriting Group provided a maximum of $50 million of its retained losses for each policy period. As of December 31, 2003, Hospital Underwriting Group's retained reserves for losses in each policy period were approaching the policy maximum. If the $50 million maximum amount is exhausted in either of these years, Tenet will be responsible for the first $25 million per occurrence for any subsequent claim paid that was applicable to the exhausted policy period before any excess insurance coverage would apply.

        Effective June 1, 2002, Tenet's self-insured retention per occurrence was increased to $2 million. In addition, a new wholly owned insurance subsidiary, The Healthcare Insurance Corporation, was formed to insure substantially all of these risks. This subsidiary insures these risks under a claims-made policy with retentions per occurrence for the periods June 1, 2002 through May 31, 2003, and June 1, 2003 through May 31, 2004, of $3 million and $13 million, respectively. Risks in excess of these retentions are reinsured with major independent insurance companies.

        All reinsurance applicable to Hospital Underwriting Group, The Healthcare Insurance Corporation and any excess insurance purchased by Tenet is subject to policy aggregate limitations. If such policy aggregates should be partially or fully exhausted in the future, Tenet's financial position, results of operations or cash flows could be materially adversely affected.

        In addition to the reserves recorded by the above insurance subsidiaries, we maintain self-insured retention reserves based on actuarial estimates for the portion of our professional liability risks, including incurred but not reported claims, for which we do not have insurance coverage (i.e., self-insured retentions). Reserves for losses and related expenses are estimated using expected loss-reporting patterns and are discounted to their present value under a risk-free rate approach using a Federal Reserve 10-year maturity composite rate of 4.6% at December 31, 2002 and 4.0% at December 31, 2003 based on our claims payout period. If actual payments of claims materially exceed projected estimates of claims, Tenet's financial position, results of operations or cash flows could be materially adversely affected. At December 31, 2003, the current and long-term professional liability reserves on our balance sheet were approximately $626 million.

        Included in other operating expenses in the accompanying consolidated financial statements of operations is malpractice expense of $359 million for the year ended December 31, 2002 and $322 million for the year ended December 31, 2003. The $359 million of expense for the year ended December 31, 2002 included charges of approximately (1) $33 million as a result of lowering the discount rate from 7.5% to 4.6%, (2) $27 million due to an increase in Hospital Underwriting Group's reserves as a result of an increase in its average severity of claim, and (3) $80 million to increase our self-insured reserves for increases in claim severity.

NOTE 15    CLAIMS AND LAWSUITS

        We and our subsidiaries are subject to a significant number of claims and lawsuits. We also are the subject of federal and state agencies' heightened and coordinated civil and criminal investigations and enforcement efforts, and have received subpoenas and other requests for information relating to a variety of subjects. In the present environment, we expect these enforcement activities to take on additional importance, that government enforcement activities will intensify, and that additional matters concerning us and our subsidiaries may arise. We also expect similar and new claims and lawsuits to be brought against us from time to time.

        The results of these claims and lawsuits cannot be predicted, and it is reasonably possible that the ultimate resolution of these claims and lawsuits, individually or in the aggregate, may have a material adverse effect on our business both in the near and long term, financial position, results of operations or cash flows. Although we defend ourselves vigorously against claims and lawsuits and cooperate with investigations, these matters (1) could require us to pay substantial damages or amounts in judgments or settlements, which individually or in the aggregate could exceed amounts, if any, that may be recovered under our insurance policies where coverage applies and is available, (2) cause us to incur substantial expenses, (3) require significant time and attention from our management, and (4) could cause us to close or sell hospitals or otherwise modify the way we conduct our business. We record reserves for claims and lawsuits when they are probable and reasonably estimable.

        Currently pending legal proceedings and investigations that are not in the ordinary course of business are principally related to the subject matters set forth below. We undertake no obligation to update this disclosure for any new developments.

1.
Physician Relationships—We and certain of our subsidiaries are under scrutiny with respect to our hospitals' relationships with physicians. We believe that all aspects of our relationships with physicians potentially are under review. Proceedings in this area may be criminal, civil or both. One indication of the level of scrutiny we are under in this area is that a federal grand jury in San Diego, California on July 17, 2003 returned an indictment accusing Alvarado Hospital Medical Center, Inc. and Tenet HealthSystem Hospitals, Inc. (both Tenet subsidiaries) of illegal use of physician relocation, recruitment and consulting agreements. (Tenet HealthSystem Hospitals, Inc. is the legal entity that was doing business as Alvarado Hospital Medical Center during some of the period of time covered by the indictment.) Relocation agreements with physicians also are the subject of a criminal investigation by the United States Attorney's Office in Los Angeles, California, which recently served on us and several of our subsidiaries administrative subpoenas seeking documents related to physician relocation agreements at certain Southern California hospitals owned by our subsidiaries, as well as summary information about physician relocation agreements related to all of our hospital subsidiaries. In addition, physician relationships at several Southern California hospitals and in El Paso, Texas are the subject of ongoing federal investigations, and we are cooperating with the government regarding investigations into other matters, including coronary procedures and billing practices at three hospitals in Southern California. Also, federal government agencies are conducting an investigation into agreements with the Women's Cancer Center, a physician's group practicing in the field of gynecologic oncology, and certain physicians affiliated with that group. An administrative subpoena for documents from us and several of our hospital subsidiaries relating to that investigation was issued in April 2003. Further, in June 2003, the Florida Medicaid Fraud Control Unit issued an investigative subpoena to us seeking the production of employee personnel records and contracts with physicians, physician assistants, therapists and management companies from the Florida hospitals owned by our subsidiaries. Since such date, we have received additional requests for information from that unit. Additionally, we have entered into a Letter of Understanding outlining the broad terms of a proposed settlement of a qui tam lawsuit under the False Claims Act concerning physician employment contracts and Medicare claims, which was filed by a former employee in 1997 after his employment with one of our subsidiaries was terminated. We have adequately provided for the proposed settlement as of December 31, 2003, pursuant to the Letter of Understanding. Separately, the Department of Justice (DOJ) has been investigating certain hospital billings to Medicare for inpatient stays reimbursed under the diagnosis-related group system from January 1, 1992 to June 30, 2000. The investigation has focused on the coding of the patients' post-discharge status. The investigation arose from the federal government's nationwide transfer-discharge initiative. In January 2004, we reached an understanding with attorneys at the DOJ to recommend settlement of all civil claims against us with respect to the transfer-discharge matter at substantially all Tenet hospitals, subject to further approval by the DOJ and negotiation of a definitive agreement. We have adequately provided for the proposed settlement of this matter as of December 31, 2003.

2.
Pricing—We and certain of our subsidiaries are currently subject to governmental investigations and civil lawsuits arising out of the pricing strategies implemented at facilities owned by our subsidiaries. In that regard, federal government agencies are investigating whether outlier payments made to certain hospitals owned by our subsidiaries were paid in accordance with Medicare laws and regulations, and whether we omitted material facts concerning our outlier revenue from our public filings. In addition, plaintiffs in California, Tennessee, Louisiana, Florida, South Carolina and Pennsylvania have brought class action lawsuits against us and certain of our subsidiaries in courts in those states alleging that they paid unlawful or unfair prices for prescription drugs or medical products or procedures at hospitals or other medical facilities owned by our subsidiaries. While the specific allegations vary from case to case, the plaintiffs generally allege that we and our hospital subsidiaries have engaged in an unlawful scheme to inflate charges for medical services and procedures, pharmaceutical supplies and other products, and prescription drugs.

  We and our subsidiaries are also engaged in disputes with a number of managed care insurance companies concerning charges at facilities owned by our subsidiaries and the impact of those charges on stop-loss and other payments. These disputes involve accounts receivable owed to our subsidiaries' facilities, as well as claims by the insurance companies for alleged overcharges, and the disputes are in various stages, from negotiation to arbitration.

3.
Securities and Shareholder Matters—Since November 2002, a number of class action lawsuits have been filed against us and certain of our officers and directors alleging violations of the federal securities laws. These actions have been consolidated in federal court in Los Angeles, California. In addition, a number of shareholder derivative actions have been filed against members of our board of directors and senior management by shareholders. These actions purport to allege various causes of action on behalf of Tenet and for its benefit, including breach of fiduciary duty, insider trading and other causes of action. The shareholder derivative actions are pending in federal court in Los Angeles, and in state court in Santa Barbara, California. In addition, the Securities and Exchange Commission is conducting a formal investigation of us and certain of our current and former directors and officers with respect to whether the disclosures in our financial reports of Medicare outlier reimbursements and stop-loss payments under managed care contracts were misleading or otherwise inadequate, and includes whether there was any improper trading in our securities by our current and former directors and officers. The SEC has served a series of document requests and deposition subpoenas of current and former employees, and we are cooperating with the government with respect to the investigation. We also face a suit in California state court in Los Angeles by a former employee alleging breach of fiduciary duty to holders of stock in our Employee Stock Purchase Plan.

4.
Redding Medical Center, Inc.—On August 4, 2003, following an investigation by federal government agencies regarding whether two physicians who had staff privileges at Redding Medical Center performed medically unnecessary invasive cardiac procedures at the hospital, we reached a settlement in the amount of $54 million with the United States and the State of California. This settlement resolves all civil and monetary administrative claims that the United States and the State of California may have had arising out of the performance of, and billing for, allegedly medically unnecessary cardiac procedures at Redding Medical Center from January 1, 1997 through December 31, 2002. We have been informed by the U.S. Attorney's Office for the Eastern District of California that it will not initiate any criminal charges against us for the conduct covered by the settlement. The Office of the Inspector General (OIG) of the U.S. Department of Health and Human Services agreed to the settlement, but reserved the right to pursue possible administrative action later. On September 3, 2003, the OIG issued a notice of its intent to exclude Redding Medical Center from participation in the Medicare and Medicaid programs and other federal health care programs. On December 11, 2003, we announced that, as part of an agreement with the OIG, we would seek a buyer for Redding Medical Center. Pending the sale, the OIG exclusion proceeding has been stayed. In addition, we are experiencing a greater than normal level of civil litigation with respect to the two physicians. In that regard, we and certain of our subsidiaries are defendants in a significant number of lawsuits filed and served on behalf of patients making various claims, including fraud, conspiracy to commit fraud, unfair and deceptive business practices, intentional infliction of emotional distress, wrongful death, elder abuse, battery and negligence. While the specific allegations vary from case to case, the complaints generally allege that the physician defendants knowingly performed medically unnecessary coronary procedures on patients and that we and our subsidiary that owns Redding Medical Center knew or should have known that such medically unnecessary procedures were being performed. The complaints seek injunctive relief, restitution, disgorgement and compensatory damages.

5.
Medicare Coding—The Medicare coding practices at hospitals owned by our subsidiaries also are under increased scrutiny. The federal government in January 2003 filed a civil lawsuit against us and certain of our subsidiaries relating to hospital billings to Medicare for inpatient stays reimbursed pursuant to four particular diagnosis-related groups. The government in this lawsuit has alleged violations of the False Claims Act and various common law claims.

6.
Other Matters—In October 2003, a California appellate court awarded a judgment in the amount of approximately $253 million against us in connection with an employment contract dispute with a co-founder of National Medical Enterprises, Inc. The appellate court subsequently reduced the approximately $112 million interest component of the award to approximately $7 million, for a total award of $148 million, plus accrued post-judgment interest. We sought to have the decision reviewed by the California Supreme Court, however, on February 18, 2004, the California Supreme Court declined to review the appellate court's decision. We have accrued the amount necessary to pay the award, including post-judgment interest through December 31, 2003 and attorneys' fees and costs. We paid $163.3 million on March 1, 2004 in satisfaction of the final judgment.

  On October 27, 2003, David L. Dennis, our former chief financial officer and chief corporate officer, filed a demand for arbitration alleging that he is entitled to payments under a severance benefit plan that was adopted by our board of directors in January 2003. Our position is that the severance benefit plan does not apply to Mr. Dennis, who resigned in November 2002. The parties are currently in the process of selecting an arbitrator.

  We are subject to an investigation by the Finance Committee of the United States Senate concerning Redding Medical Center, Medicare outlier payments, patient care and other matters. In addition, we are one of 20 large health care systems in the United States that has received requests for documents and information as part of an investigation by the U.S. House of Representatives, Committee on Energy and Commerce, into hospital billing practices and their impact on the uninsured.

  In connection with an investigation by the United States Attorney's Office in New Orleans, People's Health Network, a New Orleans health plan management services provider in which a Tenet subsidiary holds a 50% membership interest, and Memorial Medical Center, a New Orleans hospital owned by a Tenet subsidiary, have received requests for documents. The subpoenas cover the time period January 1, 1999 to the present and seek various People's Health Network-related corporate records, as well as information on patients who were admitted to a rehabilitation unit and members for whom inpatient rehabilitation services were ordered, recommended or requested, and subsequently denied. The subpoenas also seek documents related to payments to and contractual matters related to physicians and others, third-party reviews of denials of services, and certain medical staff committees and other medical staff entities.

  The Internal Revenue Service has completed an examination of our federal income tax returns for fiscal years ended May 31, 1995, 1996 and 1997, and it has issued a Revenue Agent's Report in which it proposes to assess an aggregate tax deficiency for the three-year audit period of $157 million plus interest of approximately $122 million through December 31, 2003, before any federal or state tax benefit. The Revenue Agent's Report contains several disputed adjustments, including the disallowance of a deduction for a portion of the civil settlement paid to the federal government in June 1994 related to our discontinued psychiatric hospital business and a disputed adjustment with respect to the timing of the recognition of income for tax purposes pertaining to Medicare and Medicaid net revenues. We believe our original deductions and methods of accounting were appropriate, and have filed a protest with the Appeals Division of the Internal Revenue Service. We have adequately provided for all tax matters in dispute related to the Revenue Agent's Report for the fiscal years ended May 31, 1995, 1996 and 1997 as of December 31, 2003.

  The Internal Revenue Service recently commenced an examination of our tax returns for the fiscal years ended May 31, 1998 through the transition period ended December 31, 2002. We are not able to estimate the total amount, if any, that we might owe or pay upon the final resolution of these issues, nor are we able to estimate the timing of such resolution.

NOTE 16    INCOME TAXES

	Years ended May 31			Years ended December 31
			Seven months ended December 31 2002
	2001	2002		2002	2003
	(Dollars in Millions)
Currently Payable
Federal	$282	$372	$480	$676	$102
State	43	51	63	92	21
Foreign	—	—	—	—	3

	$325	$423	$543	$768	$126

Deferred
Federal	$2	$17	$(266)	$(236)	$(487)
State	13	27	(18)	3	(76)

	$15	$44	$(284)	$(233)	$(563)

	$340	$467	$259	$535	$(437)

        A reconciliation between the amount of reported income tax expense (benefit) and the amount computed by multiplying income (loss) from continuing operations before income taxes by the statutory Federal income tax rate is shown below:

	Years ended May 31			Years ended December 31
			Seven months ended December 31 2002
	2001	2002		2002	2003
	(Dollars in Millions)
Tax provision (benefit) at statutory federal rate of 35%	$284	$364	$224	$448	$(644)
State income taxes, net of federal income tax benefit	36	55	30	60	(28)
Goodwill amortization	21	21	—	9	—
Nondeductible asset impairment charges	—	4	—	—	230
Change in valuation allowance and tax contingency reserves	(8)	13	1	13	(8)
Other items	7	10	4	5	13

	$340	$467	$259	$535	$(437)

        Deferred tax assets and liabilities as of May 31, 2002, and December 31, 2002 and 2003 relate to the following:

	May 31, 2002		December 31, 2002		December 31, 2003
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
	(Dollars in Millions)
Depreciation and fixed-asset differences	$—	$866	$—	$782	$—	$490
Reserves related to discontinued operations, impairment and restructuring charges	101	—	67	—	80	—
Receivables (doubtful accounts and adjustments)	—	2	25	—	119	—
Accruals for insurance risks	142	—	222	—	236	—
Intangible assets	—	137	—	202	—	18
Other long-term liabilities	51	—	61	—	45	—
Benefit plans	90	—	171	—	142	—
Other accrued liabilities	94	—	66	—	89	—
Investments and other assets	—	8	67	—	39	—
Net operating loss carryforwards	21	—	19	—	—	—
Stock options	78	—	99	—	135	—
Other items	24	—	7	—	20	—

	$601	$1,013	$804	$984	$905	$508

        We believe that the realization of deferred tax assets is more likely than not to occur as the temporary differences reverse against future taxable income. In the event the reversal of deductible temporary differences gives rise to future net operating losses, it is likely that such losses will be carried back to obtain refunds of taxes paid in 2002 and 2003 or they will be carried forward to offset taxes otherwise payable in future years.

        The Internal Revenue Service has completed an examination of our federal income tax returns for fiscal years ended May 31, 1995, 1996 and 1997 and it has issued a Revenue Agent's Report in which it proposes to assess an aggregate tax deficiency for the three-year audit period of $157 million plus interest of approximately $122 million through December 31, 2003, before any federal or state tax benefit. (See Note 15.)

NOTE 17    EMPLOYEE RETIREMENT PLAN

        Substantially all domestic employees of Tenet or one of its subsidiaries, upon qualification, are eligible to participate in a defined contribution 401(k) plan. Under the plan, employees may contribute 1% to 25% of their eligible compensation, and we match such contributions up to a maximum percentage. Our contributions to the plan were approximately $54 million for the year ended May 31, 2001, $60 million for the year ended May 31, 2002, $40 million for the seven-month period ended December 31, 2002 and $115 million for the year ended December 31, 2003. The increase in 2003 is due to more employees participating in the plan and an increase in the maximum company matching percentage from 3% to 5%.

NOTE 18    REPURCHASES OF COMMON STOCK

        With authorization from our board of directors to repurchase up to 66,263,100 shares of our common stock, we repurchased, from July 2001 through June 30, 2003, a total of 48,734,599 shares as shown in the following table:

Quarter ended	Number of Shares	Cost	Average Cost per Share
September 30, 2001	5,055,750	$187,834,570	$37.15
December 31, 2001	1,500,000	58,314,006	38.87
March 31, 2002	7,500,000	295,924,291	38.99
June 30, 2002	4,125,000	173,345,977	41.70
September 30, 2002	2,791,500	118,988,346	42.35
December 31, 2002	15,290,850	381,385,362	24.76
March 31, 2003	6,000,000	109,700,554	18.28
June 30, 2003	6,471,499	97,999,961	15.14
September 30, 2003	—	—	—
December 31, 2003	—	—	—

Total	48,734,599	$1,423,493,067	$29.21

        The repurchased shares are held as treasury stock. We have not purchased, nor do we intend to purchase, any shares from our directors, officers or employees. We have not made any repurchases of common stock subsequent to June 30, 2003 and do not intend to repurchase any more shares in 2004.

NOTE 19    ACQUISITIONS OF FACILITIES

        During the two fiscal years ended May 31, 2002, the seven-month period ended December 31, 2002, and the year ended December 31, 2003, our subsidiaries acquired eight general hospitals and certain other health care entities, as shown in the table below:

	Years ended May 31
			Seven months ended December 31, 2002	Year ended December 31, 2003
	2001	2002
	(Dollars in Millions)
Number of hospitals	2	5	1	1	(a)
Number of licensed beds	417	1,528	125	60
Purchase price information:
Fair value of assets acquired	$27	$370	$28	$19
Liabilities assumed	(7)	(53)	(1)	—

Net assets acquired	20	317	27	—
Other health care entities	9	7	—	20

Net cash paid	$29	$324	$27	$39

Goodwill	$8	$128	$9	$5

(a)
USC Kenneth Norris Jr. Cancer Hospital, which is a 60-bed specialty facility.

        On June 1, 2002, we adopted SFAS No. 142. Under this new accounting standard, goodwill is no longer amortized, but is subject to impairment tests performed at least annually. All of the goodwill related to those acquisitions is expected to be fully deductible for income tax purposes.

NOTE 20    EARNINGS PER COMMON SHARE

        The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings per common share calculations for income (loss) from continuing operations for each of the two years ended May 31, 2001 and 2002, for the seven-month period ended December 31, 2002, and for the year ended December 31, 2003. We also present the calculations for the year ended December 31, 2002 for comparative purposes. Income (loss) is expressed in millions and weighted average shares are expressed in thousands.

	Income (loss) (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
	(Dollars in Millions, except Per-Share Amounts)
Year ended May 31, 2001
Income available to common shareholders for basic earnings per share	$471	479,621	$0.99
Effect of dilutive stock options, warrants and other contracts to issue common stock	—	11,107	(0.03)

Income available to common shareholders for diluted earnings per share	$471	490,728	$0.96

Year ended May 31, 2002
Income available to common shareholders for basic earnings per share	$573	489,717	$1.17
Effect of dilutive stock options, warrants and other contracts to issue common stock	—	13,182	(0.03)

Income available to common shareholders for diluted earnings per share	$573	502,899	$1.14

Seven months ended December 31, 2002
Income available to common shareholders for basic earnings per share	$382	484,877	$0.79
Effect of dilutive stock options and other contracts to issue common stock	—	8,653	(0.02)

Income available to common shareholders for diluted earnings per share	$382	493,530	$0.77

Year ended December 31, 2002 (unaudited)
Income available to common shareholders for basic earnings per share	$744	487,248	$1.53
Effect of dilutive stock options and other contracts to issue common stock	—	10,768	(0.04)

Income available to common shareholders for diluted earnings per share	$744	498,016	$1.49

Year ended December 31, 2003
Loss to common shareholders for basic earnings per share	$(1,404)	465,927	$(3.01)
Effect of dilutive stock options	—	—	—

Loss to common shareholders for diluted earnings per share	$(1,404)	465,927	$(3.01)

        Stock options with prices that exceeded the average market price for the above periods are excluded from the earnings-per-share computations. For the years ended May 31, 2001 and 2002, the number of shares excluded was 1,037,000 and 171,000, respectively. For the seven-month period and the year ended December 31, 2002, the number was 9,946,206 and 3,561,764, respectively. There are no dilutive potential common shares for the year ended December 31, 2003 because we had a loss from continuing operations during the period.

NOTE 21    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts of cash and cash equivalents, accounts receivable, current portion of long-term debt, accounts payable, and accrued interest payable approximate fair value because of the short maturity of these instruments. The carrying values of investments, both short-term and long-term (excluding investments accounted for by the equity method), are reported at fair value. Long-term receivables are carried at cost and are not materially different from their estimated fair values. The fair value of our long-term debt is based on quoted market prices. At May 31, 2002, December 31, 2002 and December 31, 2003, the estimated fair value of our long-term debt was approximately 101%, 93% and 99.4%, respectively, of the carrying value of the debt.

NOTE 22    RELATED PARTY TRANSACTIONS

        One of our board members is the president of Saint Louis University ("SLU"). As a result of our 1998 acquisition of the SLU Hospital, we entered into a 30-year Academic Affiliation Agreement with SLU and in connection therewith we have paid SLU $24.5 million and $28.2 million in the years ended May 31, 2001 and 2002, respectively, $20.7 million in the seven-month period ended December 31, 2002, and $31.6 million in the year ended December 31, 2003.

        Effective June 28, 2003, Broadlane, Inc. was deconsolidated from Tenet due to the Share Repurchase described below. Tenet currently holds a 47% interest in Broadlane. The following agreements have been entered into by the Company with Broadlane:

  •
  Management Outsourcing Agreement—The Company has retained Broadlane to manage all functions of corporate materials management for the Company and each of its hospitals. Tenet has also appointed Broadlane as its exclusive contracting and group-purchasing agent. This agreement, as amended, was entered into on December 9, 1999, for a 10-year term. Under the agreement, Broadlane earned administrative fees of approximately $10 million for the period June 28, 2003 through December 31, 2003 on contracted purchases made by Tenet hospitals.

  •
  Office Lease Guarantees—During 2000, the Company entered into agreements to guarantee Broadlane's office building leases in Dallas and San Francisco for the original terms through April 2011 and November 2010, respectively. The remaining minimum lease payments for these leases total approximately $27 million as of December 31, 2003.

  •
  Other Service Agreements—During 2002, Broadlane and the Company entered into multiple consulting agreements in which Broadlane provides diagnostic, sourcing, and implementation services in the area of temporary nurse staffing. Broadlane also entered into agreements with several Tenet facilities to provide capital expenditure planning services. Tenet incurred approximately $2.6 million of expenses for the period June 28, 2003 through December 31, 2003 for such services.

    In April 2003, Broadlane and Tenet entered into a consulting agreement under which Broadlane is providing additional diagnostic and contracting support in an effort to lower Tenet's operating expenses in both supplies and non-traditional areas, such as recruiting and transcription services. Tenet incurred $1.8 million of expenses for the period June 28, 2003 through December 31, 2003 for such services.

  •
  Share Repurchase—In connection with Broadlane's issuance of debt and equity securities, in June 2003 Broadlane repurchased 5,842,000 shares of Broadlane common stock from Tenet for approximately $17.5 million, reducing Tenet's ownership in Broadlane to approximately 47% as of June 27, 2003. The Company recognized a gain of approximately $9 million from the sale of Broadlane common stock. The shares were repurchased at $3.00 per share, which was the price at which Broadlane sold equivalent common shares to third-party private investors.

NOTE 23    RECENTLY ISSUED ACCOUNTING STANDARDS

        During the year ended December 31, 2003, the Financial Accounting Standards Board (FASB) issued three new standards, none of which have had, or are expected to have, a material impact on our financial condition or results of operations:

  •
  SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003. This statement amends and clarifies financial accounting and reporting for hedging activities and for derivative instruments (including certain derivative instruments embedded in other contracts) under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. These changes are intended to improve financial reporting by requiring contracts with comparable characteristics to be accounted for similarly. This statement is effective for contracts entered into or modified after September 30, 2003.

  •
  SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003. This statement establishes standards for clarifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments could previously be classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

  •
  SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued in December 2003. This statement is an amendment of three earlier FASB Statements and requires additional disclosures to those in the earlier statements about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.

        At its November 12-13, 2003 meeting, the Emerging Issues Task Force of the FASB adopted new disclosure requirements for temporarily impaired investments in debt or marketable equity securities with market values below carrying values (unrealized losses). We had no material investments of this nature as of December 31, 2003.

SUPPLEMENTAL FINANCIAL INFORMATION

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year ended December 31, 2002
	First	Second	Third	Fourth
	(Dollars in Millions, except Per-Share Amounts)
Net operating revenues	$3,311	$3,358	$3,442	$3,493
Net income (loss)	278	242	328	(31)
Earnings (loss) per share:
Basic	$0.57	$0.49	$0.67	$(0.06)
Diluted	$0.55	$0.48	$0.66	$(0.06)
	Year ended December 31, 2003
	First	Second	Third	Fourth
	(Dollars in Millions, except Per-Share Amounts)
Net operating revenues	$3,417	$3,346	$3,268	$3,181
Net loss	(20)	(195)	(308)	(954)
Loss per share:
Basic	$(0.04)	$(0.42)	$(0.66)	$(2.05)
Diluted	$(0.04)	$(0.42)	$(0.66)	$(2.05)

All periods have been adjusted to reflect a 3-for-2 stock split declared in May 2002 and distributed on June 28, 2002.

        Operating results for an interim period are not necessarily representative of operations for a full year for various reasons, including changes in Medicare regulations, levels of occupancy, interest rates, acquisitions, disposals, revenue allowance and discount fluctuations, the timing of price changes, gains and losses on sales of assets, impairment and restructuring charges, and fluctuations in quarterly tax rates. For example, the year ended December 31, 2002 includes impairment and restructuring charges of $316 million recorded in the fourth quarter and loss from early extinguishment of debt of $6 million, $96 million, and $3 million recorded in the first, second, and third quarters, respectively. The year ended December 31, 2003 includes impairment and restructuring charges of $196 million, $229 million, $9 million and $1.447 billion recorded in each of the four quarters, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in alerting them in a timely manner to material information related to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

        During the period covered by this report, there have been no changes to our internal controls over financial reporting, or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain information regarding Tenet's directors will be included in Tenet's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and such information is incorporated by reference to the definitive proxy statement. Information concerning Tenet's executive officers appears under Part I, Item 1, Business—Executive Officers, of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        Certain information regarding compensation of Tenet's executive officers will be included in Tenet's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and such information is incorporated by reference to the definitive proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Certain information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in Tenet's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and such information is incorporated by reference to the definitive proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Certain information regarding transactions with management and other related parties can be found in Note 22 to the Company's Consolidated Financial Statements. Additional information will be included in Tenet's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and such information is incorporated by reference to the definitive proxy statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        Certain information regarding accounting fees and services will be included in Tenet's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and such information is incorporated by reference to the definitive proxy statement.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

        The consolidated financial statements to be included in Part II, Item 8, can be found on pages 73 through 109.

FINANCIAL STATEMENT SCHEDULES

        Schedule II—Valuation and Qualifying Accounts (included on page 119).

        All other schedules and Condensed Financial Statements of the Registrant are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

(3)
Articles of Incorporation and Bylaws

(a)
Amended and Restated Articles of Incorporation of the Registrant, as amended and restated July 23, 2003 (Incorporated by reference to Exhibit 3(a) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, filed August 8, 2003)

(b)
Amended and Restated Bylaws of the Registrant, as amended and restated November 6, 2003 (Incorporated by reference to Exhibit 3(b) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed November 10, 2003)

(4)
Instruments Defining the Rights of Security Holders, Including Indentures

(a)
Indenture, dated as of November 6, 2001, between the Registrant and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K, filed November 6, 2001)

(b)
First Supplemental Indenture, dated as of November 6, 2001, between the Registrant and The Bank of New York, as Trustee, relating to 5 3/8% Senior Notes due 2006 (Incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K, filed November 6, 2001)

(c)
Second Supplemental Indenture, dated as of November 6, 2001, between the Registrant and The Bank of New York, as Trustee, relating to 6 3/8% Senior Notes due 2011 (Incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K, filed November 6, 2001)

(d)
Third Supplemental Indenture, dated as of November 6, 2001, between the Registrant and The Bank of New York, as Trustee, relating to 6 7/8% Senior Notes due 2031 (Incorporated by reference to Exhibit 4.4 to Registrant's Current Report on Form 8-K, filed November 6, 2001)

(e)
Fourth Supplemental Indenture, dated March 7, 2002, between the Registrant and The Bank of New York, as Trustee, relating to 6 1/2% Senior Notes due 2012 (Incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K, filed March 7, 2002)

    (f)
    Fifth Supplemental Indenture, dated June 25, 2002, between the Registrant and The Bank of New York, as Trustee, relating to 5% Senior Notes due 2007 (Incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K, filed June 25, 2002)

    (g)
    Sixth Supplemental Indenture, dated January 28, 2003, between the Registrant and The Bank of New York, as Trustee, relating to 7 3/8% Senior Notes due 2013 (Incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K, filed on January 31, 2003)

    (h)
    Indenture, dated January 15, 1997, between the Registrant and The Bank of New York, as Trustee, relating to 8% Senior Notes due 2005 (Incorporated by reference to Exhibit 4(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2001, filed August 20, 2001)

    (i)
    First Supplemental Indenture, dated as of November 13, 2001, between the Registrant and The Bank of New York, as Trustee, relating to 8% Senior Notes due 2005 (Incorporated by reference to Exhibit 2.10 to Registrant's Registration Statement on Form 8-A, filed on January 7, 2002)

    (j)
    Indenture, dated May 21, 1998, between the Registrant and The Bank of New York, as Trustee, relating to 8 1/8% Senior Subordinated Notes due 2008 (Incorporated by reference to Exhibit 4(p) to Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1998, filed August 28, 1998)

    (k)
    First Supplemental Indenture, dated March 18, 2002, between the Registrant and The Bank of New York, as Trustee, relating to 8 1/8% Senior Subordinated Notes due 2008 (Incorporated by reference to Exhibit 4(b) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2002, filed April 15, 2002)

  (10)
  Material Contracts

  (a)
  Five-Year Credit Agreement, dated as of March 1, 2001, as amended by Amendment No. 1, dated as of October 10, 2001, as amended by Amendment No. 2, dated February 28, 2003, as amended by Amendment No. 3, dated September 30, 2003, among the Registrant, as Borrower, the Lenders, Managing Agents and Co-Agents party thereto, the Swingline Bank party thereto, The Bank of New York, The Bank of Nova Scotia and Salomon Smith Barney, Inc. as Documentation Agents, Bank of America, N.A. as Syndication Agent and Morgan Guaranty Trust Company of New York as Administrative Agent (Incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed November 10, 2003)

  (b)
  Fourth Amendment to Five-Year Credit Agreement, dated as of March 9, 2004, among the Registrant, the Lenders and Agents party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent

  (c)
  Severance Agreement and General Release between the Registrant and Jeffrey C. Barbakow, dated May 27, 2003

  (d)
  Letter from the Registrant to David L. Dennis, dated February 18, 2000 (Incorporated by reference to Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2000, filed August 15, 2000)

  (e)
  Letter from the Registrant to Trevor Fetter, dated November 7, 2002 (Incorporated by reference to Exhibit 10(k) to Registrant's Transition Report on Form 10-K for the seven-month transition period ended December 31, 2002, filed May 15, 2003)

    (f)
    Restricted Stock Agreement, dated January 21, 2003, between Trevor Fetter and the Registrant (Incorporated by reference to Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2003, filed April 14, 2003)

    (g)
    Letter from the Registrant to Trevor Fetter dated September 15, 2003 (Incorporated by reference to Exhibit 10(l) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed November 10, 2003)

    (h)
    Consulting and Non-Compete Agreement, dated February 13, 2003, between Thomas B. Mackey and the Registrant (Incorporated by reference to Exhibit 10(m) to Registrant's Transition Report on Form 10-K for the seven-month transition period ended December 31, 2002, filed May 15, 2003)

    (i)
    Letter from the Registrant to Reynold Jennings, dated January 30, 2004

    (j)
    Letter from the Registrant to W. Randolph (Randy) Smith, dated April 16, 2003 (Incorporated by reference to Exhibit 10(o) to Registrant's Transition Report on Form 10-K for the seven-month transition period ended December 31, 2002, filed May 15, 2003)

    (k)
    Letter from the Registrant to E. Peter Urbanowicz, dated December 22, 2003

    (l)
    Tenet Executive Severance Protection Plan (Incorporated by reference to Exhibit 10(p) to Registrant's Transition Report on Form 10-K for the seven-month transition period ended December 31, 2002, filed May 15, 2003)

    (m)
    Board of Directors Retirement Plan, effective January 1, 1985, as amended August 18, 1993, April 25, 1994 and July 30, 1997 (Incorporated by reference to Exhibit 10(q) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed on November 10, 2003)

    (n)
    Tenet Healthcare Corporation Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10(n) to Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2002, filed August 13, 2003)

    (o)
    Fourth Amended and Restated Tenet 2001 Deferred Compensation Plan (Incorporated by reference to Exhibit 10(s) to Registrant's Transition Report on Form 10-K for the seven-month transition period ended December 31, 2002, filed May 15, 2003)

    (p)
    Second Amended and Restated Tenet Executive Deferred Compensation Plans Trust (Incorporated by reference to Exhibit 10(r) to Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2001, filed August 20, 2001)

    (q)
    Tenet Healthcare Corporation Second Amended and Restated 1994 Directors Stock Option Plan (Incorporated by reference to Exhibit 10(s) to Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2001, filed August 20, 2001)

    (r)
    1991 Stock Incentive Plan (Incorporated by reference to Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2001, filed August 20, 2001)

    (s)
    Amended and Restated 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10(s) to Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2002, filed August 13, 2002)

    (t)
    First Amended and Restated Tenet Healthcare Corporation 1999 Broad-Based Stock Incentive Plan (Incorporated by reference to Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2002, filed August 13, 2002)

    (u)
    Tenet Healthcare Corporation 2001 Stock Incentive Plan (Incorporated by reference to Appendix A to Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders held on October 10, 2001, filed August 20, 2001)

    (v)
    Tenet Healthcare Corporation 2001 Annual Incentive Plan (Incorporated by reference to Appendix B to Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders held on October 10, 2001, filed August 20, 2001)

  (21)
  Subsidiaries of the Registrant

  (23)
  Consent of KPMG LLP

  (31)
  Rule 13a-14(a)/15d-14(a) Certifications

  (a)
  Certification of Trevor Fetter, President and Chief Executive Officer

  (b)
  Certification of Stephen D. Farber, Chief Financial Officer

  (32)
  Section 1350 Certifications of Trevor Fetter, President and Chief Executive Officer, and Stephen D. Farber, Chief Financial Officer

(b)
Reports on Form 8-K

        The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter of 2003:

Date of Event Reported	Item Reported
November 12, 2003	Item 9*
November 21, 2003	Item 9*
November 21, 2003	Item 9*
November 26, 2003	Item 9*

*
The information in the Forms 8-K furnished pursuant to Item 9 is not considered to be "filed" for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2004.

TENET HEALTHCARE CORPORATION
By:	/s/ STEPHEN D. FARBER Stephen D. Farber Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2004 by the following persons on behalf of the Registrant and in the capacities indicated:

Signature	Title

/s/ TREVOR FETTER Trevor Fetter	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ STEPHEN D. FARBER Stephen D. Farber	Chief Financial Officer (Principal Financial Officer)
/s/ TIMOTHY L. PULLEN Timothy L. Pullen	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ LAWRENCE BIONDI, S.J. Lawrence Biondi, S.J.	Director
/s/ SANFORD CLOUD, JR. Sanford Cloud, Jr.	Director
/s/ VAN B. HONEYCUTT Van B. Honeycutt	Director
/s/ JOHN C. KANE John C. Kane	Director
/s/ EDWARD A. KANGAS Edward A. Kangas	Director

/s/ J. ROBERT KERREY J. Robert Kerrey	Director
/s/ FLOYD D. LOOP, M.D. Floyd D. Loop, M.D.	Director
/s/ MÓNICA C. LOZANO Mónica C. Lozano	Director
/s/ ROBERT C. NAKASONE Robert C. Nakasone	Director

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS
(Dollars in Millions)

		Additions charged to:
	Balance at Beginning of Period	Costs and Expenses(1)	Other accounts	Deductions(2)	Other Items(3)	Balance at End of Period
Year ended May 31, 2001	$358	$849	$—	$(875)	$1	$333
Year ended May 31, 2002	$333	986	—	(1,004)	—	$315
Seven months ended December 31, 2002	$315	676	—	(641)	—	$350
Year ended December 31, 2003	$350	1,575	—	(1,425)	—	$500

(1)
Before considering recoveries on accounts or notes previously written off.

(2)
Accounts written off.

(3)
Primarily beginning balances for purchased business, net of balances of businesses sold.

COMPANY INFORMATION

COMMON STOCK LISTING

        Tenet Healthcare Corporation's common stock is listed under the symbol "THC" on the New York Stock Exchange and the Pacific Stock Exchange.

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
    Department—11W
    P.O. Box 11002
    Church Street Station
    New York, NY 10286

        Please address other inquiries for the transfer agent to:

    Shareholder Relations
    Department—11E
    P.O. Box 11258
    Church Street Station
    New York, NY 10286

INVESTOR RELATIONS

        To request any financial literature be mailed to you, please call Tenet's literature request hotline at (805) 563-6969 or write to Tenet Investor Relations. For all other shareholder inquiries, please contact:

    Thomas R. Rice
    Senior Vice President, Investor Relations
    Tenet Healthcare Corporation
    3820 State Street
    Santa Barbara, CA 93105
    Phone: (805) 563-7188
    Fax: (805) 563-6877
    E-mail:     thomas.rice@tenethealth.com

PRINCIPAL OFFICES

3820 State Street Santa Barbara, CA 93105 (805) 563-7000	13737 Noel Road, Suite 100 Dallas, TX 75240 (469) 893-2000

ANNUAL MEETING

        The annual meeting of shareholders of Tenet Healthcare Corporation will be held at 10:00 a.m. CDT on Thursday, May 6, 2004, at the Fairmont Dallas Hotel, 1717 North Akard Street, Dallas, Texas 75201.

QuickLinks

CONTENTS
PART I.
  ITEM 1. BUSINESS
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II.
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED BALANCE SHEETS Dollars in Millions
CONSOLIDATED STATEMENTS OF OPERATIONS Dollars in Millions, Except Per-Share Amounts
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY Dollars in Millions, Share Amounts in Thousands
CONSOLIDATED STATEMENTS OF CASH FLOWS Dollars in Millions
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III.
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV.
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS ALLOWANCE FOR DOUBTFUL ACCOUNTS (Dollars in Millions)
COMPANY INFORMATION