Form 10-Q
period 2004-03-31
TENET HEALTHCARE CORP
filed 2004-05-04
CIK 70318

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-7293

TENET HEALTHCARE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-2557091 (IRS Employer Identification No.)
3820 State Street Santa Barbara, CA 93105 (Address of principal executive offices)
(805) 563-7000 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒        No ☐

        As of March 31, 2004, there were 465,469,782 shares of $0.05 par value common stock outstanding.

Note: Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

	December 31, 2003	March 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$619	$507
Investments in debt securities	123	134
Accounts receivable, less allowance for doubtful accounts ($500 at December 31 and $514 at March 31)	2,415	2,347
Inventories of supplies, at cost	224	185
Income tax receivable	—	61
Deferred income taxes	401	341
Assets held for sale	129	985
Other current assets	337	304
Total current assets	4,248	4,864
Investments and other assets	386	360
Property and equipment, at cost, less accumulated depreciation and amortization	5,557	4,868
Goodwill	1,949	1,913
Other intangible assets, at cost, less accumulated amortization ($112 at December 31 and $89 at March 31)	158	126
	$12,298	$12,131
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$18	$39
Accounts payable	987	889
Accrued compensation and benefits	464	488
Income taxes payable	36	—
Accrued professional liability reserves	115	126
Accrued interest payable	53	70
Accrued legal settlement costs	203	52
Other current liabilities	518	534
Total current liabilities	2,394	2,198
Long-term debt, net of current portion	4,039	4,009
Professional liability reserves	511	529
Other long-term liabilities and minority interests	989	1,013
Deferred income taxes	4	114
Commitments and contingencies
Shareholders' equity:
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 519,012,960 shares issued at December 31 and 519,674,488 shares issued at March 31; and additional paid-in capital	4,150	4,180
Accumulated other comprehensive loss	(8)	(9)
Retained earnings	1,710	1,588
Less common stock in treasury, at cost, 54,226,419 shares at December 31 and 54,205,484 shares at March 31	(1,491)	(1,491)
Total shareholders' equity	4,361	4,268
	$12,298	$12,131

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months ended March 31, 2003 and 2004

Dollars in Millions,
Except Per-Share Amounts

	2003	2004
Net operating revenues	$2,750	$2,669
Operating expenses:
Salaries and benefits	1,135	1,146
Supplies	420	449
Provision for doubtful accounts	227	293
Other operating expenses	545	559
Depreciation and amortization	97	96
Impairment of long-lived assets and goodwill	187	3
Restructuring charges	9	57
Costs of litigation and investigations	6	10
Operating income	124	56
Interest expense	(71)	(77)
Investment earnings	6	3
Minority interests	(8)	(5)
Income (loss) from continuing operations before income taxes	51	(23)
Income tax (expense) benefit	(48)	4
Income (loss) from continuing operations	3	(19)
Discontinued operations:
Income (loss) from operations of asset group	32	(61)
Impairment of long-lived assets and goodwill and restructuring charges	(61)	(86)
Net loss on sales of asset group	—	(2)
Income tax benefit	6	46
Loss from discontinued operations	(23)	(103)
Net loss	$(20)	$(122)
Earnings (loss) per common share and common equivalent share:
Basic
Continuing operations	$0.01	$(0.04)
Discontinued operations	(0.05)	(0.22)
	$(0.04)	$(0.26)
Diluted
Continuing operations	$0.01	$(0.04)
Discontinued operations	(0.05)	(0.22)
	$(0.04)	$(0.26)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	470,511	465,296
Diluted	472,325	465,296

See accompanying Notes to Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months ended March 31, 2003 and 2004

Dollars in Millions

	2003	2004
Net loss	$(20)	$(122)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	97	96
Provision for doubtful accounts	227	293
Deferred income taxes	6	22
Stock-based compensation charges	39	21
Impairment of long-lived assets and goodwill and restructuring charges	196	60
Pretax loss from discontinued operations	29	149
Other items	25	3
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases and sales of businesses:
Accounts receivable	(342)	(334)
Inventories and other current assets	18	37
Income taxes payable	(172)	(102)
Accounts payable, accrued expenses and other current liabilities	118	(85)
Other long-term liabilities	8	44
Payments against reserves for restructuring charges and litigation costs and settlements	(7)	(187)
Net cash provided by operating activities from discontinued operations, excluding income taxes	2	46
Net cash provided by (used in) operating activities	$224	$(59)
Cash flows from investing activities:
Purchases of property and equipment:
Continuing operations	(166)	(82)
Discontinued operations	(42)	(5)
Construction of new hospitals	(12)	(27)
Proceeds from sales of facilities and other assets	5	63
Investment in hospital authority bonds	(105)	(2)
Other items	(13)	(3)
Net cash used in investing activities	$(333)	$(56)
Cash flows from financing activities:
Proceeds from borrowings	8	—
Sale of new senior notes	979	—
Payments of borrowings	(846)	(1)
Repurchases of common stock	(110)	—
Other items	3	4
Net cash provided by financing activities	$34	$3
Net decrease in cash and cash equivalents	(75)	(112)
Cash and cash equivalents at beginning of period	210	619
Cash and cash equivalents at end of period	$135	$507
Supplemental disclosures:
Interest paid	$21	$53
Income taxes paid, net of refunds received	215	25

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTE 1    BASIS OF PRESENTATION

        This quarterly report for Tenet Healthcare Corporation (together with its subsidiaries referred to as "Tenet," the "Company," "we" or "us") supplements our Annual Report on Form 10-K for the year ended December 31, 2003 that we filed with the Securities and Exchange Commission ("SEC") on March 15, 2004. As permitted by the SEC for interim reporting, we have omitted certain footnotes and disclosures that substantially duplicate those in the Annual Report. For further information, refer to the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

        Certain prior-period balances in the accompanying condensed consolidated financial statements have been reclassified to conform to the current period's presentation of financial information. These reclassifications, primarily for discontinued operations as described in Note 2, have no impact on total assets, liabilities, shareholders' equity, net income or cash flows. Unless otherwise indicated, all relevant financial and statistical information included herein relates to our continuing operations.

        Although the condensed consolidated financial statements within this document are unaudited, all of the adjustments considered necessary for fair presentation have been included.

        Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for a full fiscal year. Reasons for this include: overall revenue and cost trends, particularly recent trends in patient accounts receivable collectibility and associated increases in provisions for doubtful accounts; the timing and magnitude of price changes; fluctuations in revenue allowances; changes in Medicare regulations; the timing and magnitude of negotiations with managed care companies; increases in malpractice expense, impairment of long-lived assets and goodwill and restructuring charges, and litigation and investigation costs; acquisitions and dispositions of facilities and other assets; quarterly tax rates; the timing and amounts of stock option grants to employees, directors and others; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, net operating revenues and provisions for doubtful accounts at our general hospitals and related health care facilities include, but are not limited to (1) unemployment levels, (2) the business environment of local communities, (3) the number of uninsured and underinsured patients in local communities, (4) seasonal cycles of illness, (5) climate and weather conditions, (6) vacation patterns of both patients and physicians, and (7) other factors relating to the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

NOTE 2    DISCONTINUED OPERATIONS

        In January 2004, we announced a major restructuring of our operations involving the proposed divestiture of 27 domestic acute care hospitals (19 in California and eight others in Louisiana, Massachusetts, Missouri and Texas). Total net proceeds from these divestitures could approximate $600 million, a significant portion of which is expected to be in the form of tax benefits from anticipated tax losses that will result from these divestitures. Additionally, in March 2004, we approved a proposed sale of our general hospital in Barcelona, Spain. As previously disclosed, we anticipate divesting the hospitals by the end of 2004. The proceeds from these divestitures will be used for general corporate purposes.

        On April 16, 2004, we announced that we had entered into an asset sale agreement to sell certain hospital assets of Redding Medical Center for approximately $60 million, subject to various closing adjustments. We announced in December 2003 that we were seeking a buyer for this facility. We expect to conclude the transaction by June 30, 2004. The proceeds from the sale will be retained by Redding Medical Center, Inc., the subsidiary that owns the hospital. Redding Medical Center, Inc. will also retain substantially all of its preclosing liabilities.

        By focusing our financial and management resources on our remaining 69 domestic hospitals, including two currently under construction in Texas and Tennessee, we expect to create a stronger company with greater potential for long-term growth.

        In connection with the divestitures, we have:

  •
  Classified $967 million of assets to be disposed of, consisting primarily of property and equipment, goodwill, and associated deferred tax assets, as "held for sale" in the accompanying condensed consolidated balance sheet at March 31, 2004. The amounts recorded are the lower of either the asset's carrying amount or its fair value, less cost to sell. The fair-value estimates were derived from independent appraisals, established market values of comparable assets, or calculations of estimated future net cash flows. Because we do not intend to sell the accounts receivable of the asset group, except for one hospital, these receivables, less the related allowance for doubtful accounts, have been included in our consolidated net accounts receivable in the accompanying condensed consolidated balance sheets. At March 31, 2004, the net accounts receivable for the hospitals to be divested aggregated $394 million.

  •
  Classified the results of operations of 28 hospitals included in assets held for sale as "discontinued operations" in the accompanying condensed consolidated financial statements.

  •
  Recorded an $85 million impairment charge in discontinued operations during the quarter ended March 31, 2004, primarily for the write-down of long-lived assets ($53 million) and goodwill ($32 million) to their estimated fair values, less costs to sell. As we move forward with our previously announced divestiture plans, we may incur additional asset impairment charges in future periods.

        Net operating revenues and loss before taxes reported in discontinued operations for the three-month periods ended March 31, 2003 and 2004, including the results of the 28 hospitals that are held for sale and the results of the 14 hospitals sold prior to March 31, 2004, are as follows:

	Three Months ended March 31
	2003	2004
	(in millions)
Net operating revenues	$935	$687
Pretax loss from discontinued operations	(29)	(149)

NOTE 3    IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL AND RESTRUCTURING CHARGES

        During the quarter ended March 31, 2004, we recorded impairment charges in continuing operations of $3 million and restructuring charges of $57 million. The impairment charges were for the write-down of long-lived assets to their estimated fair values at three hospitals. We recognized the impairment charges because our estimates of future cash flows from these assets indicated that the carrying amount of the assets, or groups of assets, were not fully recoverable from estimated future cash flows. Estimates were based on assumptions and projections that we believe to be reasonable and supportable. The fair-value estimates of our long-lived assets were derived from independent appraisals, established market values of comparable assets, or calculations of estimated future net cash flows. We may incur additional asset impairment charges in future periods.

        The $57 million of restructuring charges consist of $9 million in employee severance costs and $48 million in closure costs related to an academic affiliation agreement with Drexel University in Philadelphia. With the closure of Medical College of Pennsylvania Hospital, we are contractually responsible for certain university costs. We will incur additional restructuring costs as we move forward with our restructuring plans.

        During the quarter ended March 31, 2003, we recorded impairment charges of $187 million related to the consolidation (that we announced on March 10, 2003) of our operating divisions from three to two. Because of this restructuring of our operating divisions and regions, along with a realignment of our executive management team and other factors, our goodwill "reporting units" (as defined under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets) changed. Prior to the restructuring, the reporting units consisted of our three divisions; following the restructuring, they consisted of our five regions. Because of the change in reporting units, we performed a goodwill impairment evaluation in March 2003, which resulted in the above impairment charge related to our Central-Northeast region.

        During the quarter ended March 31, 2003, we recorded restructuring charges of $6 million in severance and employee relocation costs and $3 million in contract-termination and consulting costs incurred in connection with our plans to reduce our operating expenses.

NOTE 4    CLAIMS AND LAWSUITS

        We and our subsidiaries are subject to a significant number of claims and lawsuits. We also are the subject of federal and state agencies' heightened and coordinated civil and criminal investigations and enforcement efforts, and have received subpoenas and other requests for information relating to a variety of subjects. In the present environment, we expect that these enforcement activities will take on additional importance, that government enforcement activities will intensify, and that additional matters concerning us and our subsidiaries may arise. We also expect new claims and lawsuits to be brought against us from time to time.

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

1.
Physician Relationships—We and certain of our subsidiaries are under heightened scrutiny with respect to our hospitals' relationships with physicians. We believe that all aspects of our relationships with physicians are potentially under review. Proceedings in this area may be criminal, civil or both. On July 17, 2003, a federal grand jury in San Diego, California returned an indictment accusing Alvarado Hospital Medical Center, Inc. and Tenet HealthSystem Hospitals, Inc. (both Tenet subsidiaries) of illegal use of physician relocation, recruitment and consulting agreements. (Tenet HealthSystem Hospitals, Inc. is the legal entity that was doing business as Alvarado Hospital Medical Center during some of the period of time covered by the indictment.) Relocation agreements with physicians also are the subject of a criminal investigation by the United States Attorney's Office for the Central District of California, which served us and several of our subsidiaries with administrative subpoenas seeking documents related to physician relocation agreements at certain Southern California hospitals owned by our subsidiaries, as well as summary information about physician relocation agreements related to all of our hospital subsidiaries. In addition, physician relationships and other matters at several hospitals in Southern California and El Paso, Texas are the subject of ongoing federal investigations. Also, federal government agencies are conducting an investigation into agreements with the Women's Cancer Center, a physician's group practicing in the field of gynecologic oncology, and certain physicians affiliated with that group. An administrative subpoena for documents from us and several of our hospital subsidiaries relating to that investigation was issued in April 2003. Further, in June 2003, the Florida Medicaid Fraud Control Unit issued an investigative subpoena to us seeking the production of employee personnel records and contracts with physicians, physician assistants, therapists and management companies from the Florida hospitals owned by our subsidiaries. Since such date, we have received additional requests for information from that unit.

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

3.
Securities and Shareholder Matters—A consolidated class action lawsuit is pending in federal court in Los Angeles, California against us and certain of our current and former officers alleging violations of the federal securities laws. In addition, a number of shareholder derivative actions have been filed against members of our board of directors and senior management by shareholders. These actions purport to allege various causes of action on behalf of Tenet and for its benefit, including breach of fiduciary duty, insider trading and other causes of action. The shareholder derivative actions are pending in federal court in Los Angeles, and in state court in Santa Barbara, California. In addition, the Securities and Exchange Commission is conducting a formal investigation of us and certain of our current and former directors and officers with respect to whether the disclosures in our financial reports of Medicare outlier reimbursements and stop-loss payments under managed care contracts were misleading or otherwise inadequate, and whether there was any improper trading in our securities by our current and former directors and officers. The SEC has served a series of document requests and deposition subpoenas on the Company and current and former employees, officers and directors, and we are cooperating with the government with respect to the investigation.

4.
Redding Medical Center, Inc.—On August 4, 2003, following an investigation by federal government agencies regarding whether two physicians who had staff privileges at Redding Medical Center performed medically unnecessary invasive cardiac procedures at the hospital, we reached a settlement in the amount of $54 million with the United States and the State of California, which we recorded in 2003. This settlement resolves all civil and monetary administrative claims that the United States and the State of California may have had arising out of the performance of, and billing for, allegedly medically unnecessary cardiac procedures at Redding Medical Center from January 1, 1997 through December 31, 2002. We were informed by the U.S. Attorney's Office for the Eastern District of California that it would not initiate any criminal charges against us for the conduct covered by the settlement. The Office of the Inspector General (OIG) of the U.S. Department of Health and Human Services agreed to the settlement, but reserved the right to pursue possible administrative action later. On September 3, 2003, the OIG issued a notice of its intent to exclude Redding Medical Center from participation in the Medicare and Medicaid programs and other federal health care programs. On December 11, 2003, we announced that, as part of an agreement with the OIG, we would seek a buyer for Redding Medical Center. On April 16, 2004, we entered into an agreement to sell certain hospital assets of Redding Medical Center to Hospital Partners of America Inc. Pending the sale, the OIG exclusion proceeding has been stayed. In addition, we are experiencing a greater than normal level of civil litigation with respect to the two physicians. In that regard, we and certain of our subsidiaries are defendants in a significant number of lawsuits filed and served on behalf of patients making various claims, including fraud, conspiracy to commit fraud, unfair and deceptive business practices, intentional infliction of emotional distress, wrongful death, elder abuse, battery and negligence. While the specific allegations vary from case to case, the complaints generally allege that the physician defendants knowingly performed medically unnecessary coronary procedures on patients and that we and our subsidiary that owns Redding Medical Center knew or should have known that such medically unnecessary procedures were being performed. The complaints seek injunctive relief, restitution, disgorgement and compensatory damages.

5.
Medicare Coding—The Medicare coding practices at hospitals owned by our subsidiaries are also under increased scrutiny. The federal government in January 2003 filed a civil lawsuit against us and certain of our subsidiaries relating to hospital billings to Medicare for inpatient stays reimbursed pursuant to four particular diagnosis-related groups. The government in this lawsuit has alleged violations of the False Claims Act and various common law claims. In addition, we have received a voluntary document request from the United States Attorney's Office for the Central District of California principally relating to an investigation into coding and billing practices at the Comprehensive Cancer Center at our Desert Regional Medical Center.

6.
Other Matters—On October 27, 2003, David L. Dennis, our former chief financial officer and chief corporate officer, filed a demand for arbitration alleging that he is entitled to payments under a severance benefit plan that was adopted by our board of directors in January 2003. Our position is that the severance benefit plan does not apply to Mr. Dennis, who resigned in November 2002. The parties are currently in the discovery phase of the arbitration process.

In connection with an investigation by the United States Attorney's Office in New Orleans, People's Health Network, an unconsolidated New Orleans health plan management services provider in which a Tenet subsidiary holds a 50% membership interest, and Memorial Medical Center, a New Orleans hospital owned by a Tenet subsidiary, have received requests for documents. The subpoenas cover the time period January 1, 1999 to the present and seek various People's Health Network-related corporate records, as well as information on patients who were admitted to a rehabilitation unit and members for whom inpatient rehabilitation services were ordered, recommended or requested, and subsequently denied. The subpoenas also seek documents related to payments to and contractual matters related to physicians and others, third-party reviews of denials of services, and certain medical staff committees and other medical staff entities.

In April 2004, we received a voluntary document request seeking records relating to the relationship between Centinela Medical Center and a third-party home health care placement service.

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

The Internal Revenue Service has completed an examination of our federal income tax returns for fiscal years ended May 31, 1995, 1996 and 1997, and it has issued a Revenue Agent's Report in which it proposes to assess an aggregate tax deficiency for the three-year audit period of $157 million plus interest of approximately $126 million through March 31, 2004, before any federal or state tax benefit. The Revenue Agent's Report contains several disputed adjustments, including the disallowance of a deduction for a portion of the civil settlement paid to the federal government in June 1994 related to our discontinued psychiatric hospital business and a disputed adjustment with respect to the timing of the recognition of income for tax purposes pertaining to Medicare and Medicaid net revenues. We have filed a protest with the Appeals Division of the Internal Revenue Service. We believe we have adequately provided for all tax matters in dispute related to the Revenue Agent's Report for the fiscal years ended May 31, 1995, 1996 and 1997 as of March 31, 2004.

The Internal Revenue Service has commenced an examination of our tax returns for the fiscal years ended May 31, 1998 through the transition period ended December 31, 2002. We are not able to estimate the total amount, if any, that we might owe or pay upon the final resolution of these issues, nor are we able to estimate the timing of such resolution.

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

        For the quarter ended March 31, 2004, we recorded costs of $18 million ($8 million of which was reflected in discontinued operations) in connection with significant legal proceedings and investigations. In the year earlier period, such costs were $6 million.

NOTE 5    LONG-TERM DEBT

        The table below shows our long-term debt as of December 31, 2003 and March 31, 2004:

	December 31, 2003	March 31, 2004
	(in millions)
Loans payable to banks	$—	$—
5 3/8% Senior Notes due 2006	550	550
5% Senior Notes due 2007	400	400
6 3/8% Senior Notes due 2011	1,000	1,000
6 1/2% Senior Notes due 2012	600	600
7 3/8% Senior Notes due 2013	1,000	1,000
6 7/8% Senior Notes due 2031	450	450
Other senior and senior subordinated notes, 7 7/8% to 8 5/8% due 2003-2008	24	24
Notes payable and capital lease obligations, secured by property and equipment, payable in installments to 2013 (1)	88	80
Other promissory notes, primarily unsecured	34	32
Unamortized note discounts	(89)	(88)
Total long-term debt	4,057	4,048
Less current portion	(18)	(39)
Long-term debt, net of current portion	$4,039	$4,009

(1)
Includes $34 million and $32 million of debt as of December 31, 2003 and March 31, 2004, respectively, related to our general hospital in Barcelona, Spain, and $5 million at both December 31, 2003 and March 31, 2004 related to the 27 domestic hospitals held for sale.

  Loans Payable to Banks

        At March 31, 2004, there were no outstanding cash borrowings under our recently amended five-year revolving credit agreement, but there were approximately $208 million in letters of credit outstanding. The credit agreement expires March 1, 2006. It was amended as of April 6, 2004 to, among other things, (1) set the maximum leverage ratio under the agreement (defined as the ratio of consolidated total debt to operating income plus the sum of depreciation, amortization, impairment and other unusual charges) to no higher than 5.5-to-1 through June 30, 2005 and no higher than 5.0-to-1 thereafter; (2) set the minimum fixed-charge ratio to no less than 1.5-to-1; (3) reduce the total bank commitments under the agreement from $1.2 billion to $800 million; and (4) reduce the aggregate cash borrowings available under the agreement from $1.0 billion to $500 million. As of April 6, 2004, the available credit under the agreement, net of outstanding letters of credit, was $592 million. The amended credit agreement required us to pledge the capital stock of our hospital operating subsidiaries to secure any obligations under the agreement. Those subsidiaries also guarantee our obligations under the agreement.

  Covenants

        Our existing credit agreement and the indentures governing our senior and senior subordinated notes contain affirmative, negative and financial covenants that have, among other requirements, limitations on (1) liens, (2) consolidations, merger or the sale of all or substantially all assets unless no default exists and, in the case of a consolidation or merger, the surviving entity assumes all of our obligations under the credit agreements, and (3) subsidiary debt. The covenants allow us to declare and pay a dividend and purchase our common stock so long as no default exists and our leverage ratio is less than 2.5-to-1. The credit agreement covenants also require that we maintain specified levels of net worth ($2.2 billion at March 31, 2004) and a fixed-charge coverage ratio not less than 1.5-to-1. We are currently in compliance with all covenants in our credit agreement and all indentures for public debt. The ultimate resolution of claims and lawsuits brought against us, however, individually or in the aggregate (see Note 4), could have a material adverse effect on our business, including the potential breach of covenants in the credit agreement, which could create events of default under our indentures for public debt.

NOTE 6    PROFESSIONAL AND GENERAL LIABILITY INSURANCE

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

        For the periods June 1, 2000 through May 31, 2001, and June 1, 2001 through May 31, 2002, the policies written by Hospital Underwriting Group provided a maximum of $50 million of coverage for each policy period. As of March 31, 2004, Hospital Underwriting Group's retained reserves for losses for each policy period were approaching the policy maximum. If the $50 million maximum amount is exhausted in either of these periods, we will be responsible for the first $25 million per occurrence for any subsequent claim paid that was applicable to the exhausted policy period before any excess insurance coverage would apply.

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

        In addition to the reserves recorded by the above insurance subsidiaries, we maintain self-insured retention reserves based on actuarial estimates for the portion of our professional liability risks, including incurred but not reported claims, for which we do not have insurance coverage (i.e., self-insured retentions). Reserves for losses and related expenses are estimated using expected loss-reporting patterns and are discounted to their present value under a risk-free rate approach using a Federal Reserve 10-year maturity composite rate of 4.3% at March 31, 2003 and 4.0% at March 31, 2004 based on our claims payout period. If actual payments of claims materially exceed projected estimates of claims, Tenet's financial position, results of operations or cash flows could be materially adversely affected. At March 31, 2004, the current and long-term professional liability reserves on our balance sheet were approximately $655 million.

        Included in other operating expenses in the accompanying condensed consolidated statements of operations is malpractice expense of approximately $60 million for the quarter ended March 31, 2003 and approximately $65 million for the quarter ended March 31, 2004.

NOTE 7    STOCK BENEFIT PLANS

        At March 31, 2004, there were 31,890,482 shares of common stock available for stock option grants and other incentive awards to our key employees, advisors, consultants and directors under our 2001 Stock Incentive Plan. Options generally have an exercise price equal to the fair market value of the shares on the date of grant. Normally, these options are exercisable at the rate of one-third per year, beginning one year from the date of the grant.

        On March 3, 2004, we granted employee stock options for 4.3 million shares of common stock at an exercise price of $12.01 per share (the closing price of the Company's common stock on that date), and we also issued 912,296 restricted units. A restricted unit is a contractual right to receive one share of Tenet common stock in the future. The weighted-average fair value of the options granted using the Black-Scholes option-pricing model was $5.24 per share. The fair value of the restricted units was $12.01 per share. Both the options and the restricted units vest one-third on each of the first three anniversary dates of the grant. Also in March 2004, the Compensation Committee of the board of directors eliminated the stock price performance requirements that had been attached to certain option grants previously distributed in December 2002. Those options are now fully exercisable as soon as they vest without reference to Tenet's stock price.

        The following table summarizes information about outstanding stock options at March 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$6.25 to $10.16	1,110,566	1.2 years	$9.09	1,110,566	$9.09
$10.17 to $15.25	11,238,420	6.5 years	12.43	6,412,511	12.49
$15.26 to $20.33	16,037,188	6.9 years	18.15	6,931,665	19.04
$20.34 to $25.42	1,584,102	3.7 years	22.08	1,584,102	22.08
$25.43 to $30.50	10,953,829	6.6 years	28.22	10,427,829	28.18
$30.51 to $35.58	—	—	—	—	—
$35.59 to $40.67	9,416,797	6.9 years	40.28	6,806,142	40.28
$40.68 to $45.75	122,850	8.1 years	43.02	83,900	43.14
$45.76 to $50.84	53,000	8.3 years	48.59	17,666	48.59
	50,516,752	6.5 years	$23.20	33,374,381	$24.86

        The reconciliation below shows the changes to our stock option plans for the three months ended March 31, 2003 and 2004:

	2003		2004
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	47,512,933	$24.53	46,506,512	$24.22
Granted	457,000	16.73	4,360,813	11.99
Exercised	(83,807)	11.97	(196,256)	10.72
Forfeited	(104,828)	27.74	(154,317)	26.95
Outstanding at end of period	47,781,298	24.47	50,516,752	23.20
Options exercisable	23,765,020	$22.31	33,374,381	$24.86

        The estimated weighted-average fair values of the options we granted in the three months ended March 31, 2003 and 2004 were $8.50 and $5.07, respectively. These were calculated, as of the date of each grant, using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31
	2003	2004
Expected volatility	51.8%	47.5%
Risk-free interest rates	2.8%	2.8%
Expected lives, in years	5.8	4.5
Expected dividend yield	0.0%	0.0%

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

        Total compensation cost recognized in the accompanying condensed consolidated statements of operations for stock-based employee compensation awards is $20 million for the quarter ended March 31, 2004 and $39 million for the prior-year quarter.

        As of March 31, 2004, approximately 66% of our outstanding options were held by current employees. Approximately 34% were held by former employees. Approximately 8% of the total outstanding options held by all current and former employees were in-the-money, that is, they had an exercise price of less than the $11.16 market price of our common stock as of March 31, 2004, and conversely, approximately 92% were out-of-the-money, as shown in the table below:

	In-the-Money Options Outstanding	% of Total	Out-of-the- Money Options Outstanding	% of Total	All Options Outstanding	% of Total
Current employees	2,399,233	60.0%	30,806,599	66.2%	33,205,832	65.7%
Former employees	1,599,335	40.0%	15,711,585	33.8%	17,310,920	34.3%
Totals	3,998,568	100.0%	46,518,184	100.0%	50,516,752	100.0%
% of all outstanding options	7.9%		92.1%		100.0%

NOTE 8    SHAREHOLDERS' EQUITY

        The following table shows the changes in consolidated shareholders' equity during the three months ended March 31, 2004 (dollars in millions; shares in thousands):

	Shares Outstanding	Common Shares and Additional Paid-in Capital	Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balances as of December 31, 2003	464,787	$4,150	$(8)	$1,710	$(1,491)	$4,361
Net loss	—	—	—	(122)	—	(122)
Stock options exercised, including tax benefit	196	2	—	—	—	2
Stock-based compensation expense	—	21	—	—	—	21
Issuance of common stock	486	7	—	—	—	7
Other comprehensive loss	—	—	(1)	—	—	(1)
Balances as of March 31, 2004	465,469	$4,180	$(9)	$1,588	$(1,491)	$4,268

NOTE 9    COMPREHENSIVE INCOME (LOSS)

        The following table shows the condensed consolidated statements of comprehensive income or loss for the three months ended March 31, 2003 and 2004:

	2003	2004
	(in millions)
Net loss	$(20)	$(122)
Other comprehensive income (loss):
Foreign currency translation adjustments	2	(2)
Losses on derivative instruments designated and qualifying as cash-flow hedges	(2)	—
Reclassification adjustment for items included in net loss	2	1
Other comprehensive income (loss) before income taxes	2	(1)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(1)	—
Other comprehensive income (loss)	1	(1)
Comprehensive loss	$(19)	$(123)

NOTE 10    EARNINGS PER COMMON SHARE

        The following table is a reconciliation of the numerators and the denominators of our basic and diluted earnings per common share computations for income or loss from continuing operations for the three months ended March 31, 2003 and 2004 (income in millions; weighted-average shares in thousands):

	2003			2004
	Income (Numerator)	Weighted-Average Shares (Denominator)	Per-Share Amount	Loss (Numerator)	Weighted-Average Shares (Denominator)	Per-Share Amount
Basic Earnings (Loss) Per Share:
Income (loss) available to common shareholders	$3	470,511	$0.01	$(19)	465,296	$(0.04)
Effect of employee stock options	—	1,814	—	—	—	—
Diluted Earnings (Loss) Per Share:
Income (loss) available to common shareholders	$3	472,325	$0.01	$(19)	465,296	$(0.04)

        In the 2004 period above, the number of weighted-average shares used in the diluted earnings per share calculation are the same as the number used in the basic calculation because, in circumstances involving losses, the effect of employee stock options (or any other dilutive securities) is anti-dilutive, that is, losses have the effect of making the diluted loss per share less than the basic loss per share.

        Stock options with prices that exceeded the average market price for the three-month periods were excluded from the earnings-per-share computations. For the three-month periods ended March 31, 2003 and 2004, the number of shares excluded was 31,496,282 and 41,070,132, respectively.

NOTE 11    INCOME TAXES

        The Internal Revenue Service has completed an examination of our federal income tax returns for fiscal years ended May 31, 1995, 1996 and 1997, and it has issued a Revenue Agent's Report in which it proposes to assess an aggregate tax deficiency for the three-year audit period of $157 million plus interest of approximately $126 million through March 31, 2004, before any federal or state tax benefit. The Revenue Agent's Report contains several disputed adjustments, including the disallowance of a deduction for a portion of the civil settlement paid to the federal government in June 1994 related to our discontinued psychiatric hospital business and a disputed adjustment with respect to the timing of the recognition of income for tax purposes pertaining to Medicare and Medicaid net revenues. We have filed a protest with the Appeals Division of the Internal Revenue Service. We believe we have adequately provided for all tax matters in dispute related to the Revenue Agent's Report for the fiscal years ended May 31, 1995, 1996 and 1997 as of March 31, 2004.

        The Internal Revenue Service has commenced an examination of our tax returns for the fiscal years ended May 31, 1998 through the transition period ended December 31, 2002. We are not able to estimate the total amount, if any, that we might owe or pay upon the final resolution of these issues, nor are we able to estimate the timing of such resolution.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT'S DISCUSSION AND ANALYSIS

        Management's Discussion and Analysis of Financial Condition and Results of Operations provides a narrative explanation of our financial statements, enabling investors to better understand the Company. It enhances our overall financial disclosures, provides the context within which financial information may be analyzed, and provides information about the quality of, and potential variability of, our earnings and cash flows. This information should be read in conjunction with the accompanying condensed consolidated financial statements. Sections include:

  •
  Executive Overview

  •
  Sources of Revenue

  •
  Results of Operations

  •
  Liquidity and Capital Resources

  •
  Off-Balance-Sheet Arrangements

  •
  Critical Accounting Estimates

EXECUTIVE OVERVIEW

  SIGNIFICANT CHANGES AND INITIATIVES

        Fiscal 2003 was a year of transition for Tenet. During that year, we faced numerous financial and legal challenges, as discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2003, which we filed with the Securities and Exchange Commission ("SEC") on March 15, 2004. In 2003, we commenced a series of initiatives and reforms designed to restructure our organization, rebuild our reputation, focus on the quality of our hospitals, and improve our financial performance. These initiatives and reforms include, but are not limited to, the appointment of new senior management in key positions, changes in corporate governance, streamlining of our operating structure, clinical quality initiatives, cost reductions, and the formation of new labor union alliances.

        During the quarter ended March 31, 2004, we continued to focus on the development and execution of our operating strategies, including initiatives we introduced during the year ended December 31, 2003. Management is dedicated to improving our patients', shareholders' and other stakeholders' confidence in Tenet. We believe we will do that by providing quality care and bringing about positive growth at our hospitals.

        In addition to the initiatives undertaken in 2003, additional key initiatives and developments in the quarter ended March 31, 2004 included:

  •
  Proposed Divestitures—In January 2004, we announced a major restructuring of our operations involving the proposed divestiture of 27 domestic acute care hospitals (19 in California and eight others in Louisiana, Massachusetts, Missouri and Texas). Additionally, in March 2004, we approved a proposed sale of our general hospital in Barcelona, Spain. By focusing our financial and management resources on our remaining 69 hospitals, we expect to create a stronger company with greater potential for long-term growth.

  •
  Appointment of Chief Operating Officer—In February 2004, we announced the appointment of Reynold J. Jennings, who previously served as president of our former eastern division, as our chief operating officer.

  •
  Consolidation of Operating Divisions—In March 2003, we consolidated our operating divisions from three to two, and our underlying regions from 11 to five. In February 2004, we announced a streamlining of our organizational structure by eliminating our two divisions and having our five regions, California, Central-Northeast, Florida, Southern States and Texas, report directly to the chief operating officer.

  •
  Discounts for Uninsured Patients—In March 2004, we announced that we would be implementing managed-care-style pricing for our uninsured patients, wherever such pricing is permitted by state law. The allowed discounts will be phased in during the second quarter of this year and will be in effect in most Tenet hospitals by June 30, 2004. We are evaluating and addressing legal issues that may limit our ability to implement the discounts in all states where Tenet hospitals are located.

  RESULTS OF OPERATIONS—OVERVIEW

        During the quarter ended March 31, 2004, we reported net operating revenues of $2.67 billion, compared to $2.75 billion in the quarter ended March 31, 2003. We reported a $19 million loss from continuing operations for the quarter ended March 31, 2004, compared to income from continuing operations of $3 million for the quarter ended March 31, 2003.

        Patient days and admissions from continuing operations were slightly lower (0.8% and 0.1%, respectively) during the quarter ended March 31, 2004 than during the quarter ended March 31, 2003, while net inpatient revenues per patient day or admission were down by 0.7% and 1.3%, respectively. Accordingly, net inpatient revenues were down by 1.5% during the quarter. The most significant factor contributing to the decline in net inpatient revenues was the lower volume at Medical College of Pennsylvania Hospital, which we plan to close on or about June 30, 2004. Outpatient visits increased by 1.0% and net outpatient revenues were down by 3.5%.

        Operating expenses, exclusive of impairment of long-lived assets and goodwill and restructuring charges, were 95.7% of net operating revenues in the quarter ended March 31, 2004, compared to 88.4% in 2003. Lower net operating revenues, higher supplies expense, and additional provisions for doubtful accounts were the principal contributors to this adverse percentage increase.

        In the quarter ended March 31, 2004, we recorded impairment and restructuring charges of approximately $60 million, compared to $196 million in 2003. (See page 33.)

  LIQUIDITY AND CAPITAL RESOURCES—OVERVIEW

        Net cash provided by operating activities decreased from $224 million in the quarter ended March 31, 2003 to net cash used by operating activities of $59 million in the quarter ended March 31, 2004. The principal reasons for the decline were reduced earnings and the payment of litigation settlements.

        Proceeds from the sales of hospitals and other assets during the quarter ended March 31, 2004 aggregated $63 million. The estimated proceeds from the anticipated divestiture of 27 domestic hospitals and our hospital in Barcelona, Spain in the year ending December 31, 2004 and any tax benefit associated with such divestitures should further bolster our liquidity; however, because we expect a significant portion of the proceeds to be received in the form of tax benefits from anticipated tax losses that will result from these divestitures, we do not expect to realize all such benefits until 2005. We have no significant debt maturities before late 2006 and we had approximately $507 million in cash on hand at March 31, 2004.

        We are currently in compliance with all covenants in our bank credit agreement and the indentures governing our senior notes and senior subordinated notes. (See Note 5.) Effective April 6, 2004, the total commitments available to us under the credit agreement were reduced from $1.2 billion to

$800 million, with a concurrent change to the maximum leverage ratio and minimum fixed-charge ratio permitted under the agreement. At March 31, 2004, we had approximately $208 million of letters of credit outstanding under the credit agreement, but we had no cash borrowings outstanding.

  OUTLOOK

        We have implemented a variety of programs and initiatives to address the various challenges that we presently face. We believe that our decision to divest all but 69 of our hospitals, the consolidation of our divisions and regions, our ongoing program to reduce costs and enhance operating performance, and our clinical quality initiatives will ultimately position us to report improved results of operations. However, we do not anticipate significant operating performance or margin improvement to be achievable in 2004 and, potentially, in 2005, because many challenges will require time to work through. These include ongoing problems resulting from our prior pricing strategy, bad-debt expense (or provisions for doubtful accounts) related to self-pay patients, reduced net cash flow, and the need to resolve a number of government investigations and legal actions. The 28 hospitals scheduled for divestiture (27 domestic hospitals and one hospital in Barcelona, Spain) are expected to generate negative cash flow, in the aggregate, during the sale process, and the expected long-term benefits of our cost-saving initiatives will temporarily be offset by restructuring costs, costs to implement our planned initiatives, and other costs. In the long term, however, we believe the prospects for the 69 hospitals that we will continue to operate are positive and the restructuring and initiatives we have undertaken will position us to improve our financial performance.

        We are also impacted by the challenges facing the health care industry as a whole. We believe that the key ongoing industrywide challenges are as follows:

  •
  Providing quality patient care in a competitive and highly regulated environment.

  •
  Obtaining adequate compensation for services provided from managed care and other payers.

  •
  Collecting net accounts receivable.

  •
  Managing costs.

        The industry as a whole is challenged by the difficulty of providing quality patient care in a competitive and highly regulated environment. Our Commitment to Quality initiative and the oversight by our compliance department should position us competitively to meet these challenges. Our Commitment to Quality initiative is designed to (1) improve patient safety and the reporting of medical results, (2) support physician excellence, (3) improve the practice and leadership of nursing, and (4) facilitate patient flow and care delivery. Our compliance department is responsible for coordinating our hospitals' compliance with the myriad laws and regulations that govern their operations.

        Pressure from payers also affects our industry. We strive to ensure that we are appropriately compensated for the services we provide, but third-party payers continue to ask us to accept lower rates of payment even in the face of rising medical costs. While government regulations determine the amounts we receive for care provided through government programs, we can and will continue to work with managed care payers to ensure adequate and timely reimbursement for our services. We continue to negotiate with managed care payers to reduce reliance on gross charges; however, certain payers are unwilling to accept such a change without a reduction in overall net reimbursement to levels significantly below market, which we will not accept. We have disputes with a number of third-party payers over payment for past services.

        Our Compact with Uninsured Patients ("Compact") is designed to offer managed-care-style discounts to certain uninsured patients, which will enable us to offer lower rates to those patients, who heretofore have usually been charged full gross charges. Currently, a significant portion of those accounts are often written down as provision for doubtful accounts. On February 19, 2004, the

Secretary of Health and Human Services issued guidance on discounts for uninsured patients, which will allow us to implement our discount plan where permitted by state law. The allowed discounts will be phased in during the second quarter of this year and will be in effect in most Tenet hospitals by June 30, 2004. We are evaluating and addressing legal issues that may limit our ability to implement the Compact in all states where Tenet hospitals are located. When implemented, the Compact should reduce our provision for doubtful accounts, but it will also reduce net operating revenues.

        We also have seen a recent adverse change in our business mix as admissions of uninsured and underinsured patients have grown at an escalating rate. We believe this trend is due to a combination of broad economic factors, including higher unemployment rates in states where we operate, reductions in state Medicaid budgets, increased number of patients and employers who choose not to purchase insurance, and an increased burden of co-payments and deductibles to be made by patients instead of insurers. Additionally, many of these patients, who delay or do not seek routine medical care because of the costs, are being admitted through the emergency department and often require more costly care, resulting in higher billings, which are the least collectible of all accounts.

        An additional significant cost pressure facing us and the industry in general is the ongoing increase in labor costs due to a nationwide shortage of nurses and the enactment of state laws regarding nurse-staffing ratios. The nursing shortage is more serious in certain geographic areas than others, including several areas in which we operate hospitals, and has resulted in increased costs for nursing personnel. State-mandated nurse-staffing ratios adversely affect not only our labor costs, but, if we are unable to hire the necessary number of nurses to meet the required ratios, they may also cause us to limit patient admissions with a corresponding adverse effect on net operating revenues. The vast majority of hospitals in California, including our hospitals, are not at all times meeting the state-mandated nurse-staffing ratios, which went into effect on January 1, 2004. We have, however, gradually improved our monthly compliance and expect improvements to continue through the remainder of the year.

        We cannot predict the degree to which we will be affected by the future availability or cost of nursing personnel, but we expect to continue to experience significant wage and benefit pressures created by the current nursing shortage throughout the country and escalating state-mandated nurse-staffing ratios, particularly in California. We may be required to enhance wages and benefits to recruit and retain nurses. We may also be required to increase our use of more expensive temporary personnel. Significant efforts are being invested in workforce development with local schools of nursing and in recruitment of experienced nurses.

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

        The table below shows the sources of net patient revenues for our domestic general hospitals, expressed as percentages of net patient revenues from all sources:

	Three months ended March 31
			Increase (Decrease) (1)
	2003	2004
Medicare	25.8%	26.0%	0.2%
Medicaid	7.7%	7.6%	(0.1%)
Managed care (2)	51.2%	49.1%	(2.1%)
Indemnity, self-pay and other	15.3%	17.3%	2.0%

(1)
The change is the difference between the 2003 and 2004 amounts shown.

(2)
Includes Medicare Advantage and Medicaid managed care.

        The following paragraphs provide an overview of the sources of our revenues. For more detailed information, see our Annual Report on Form 10-K for the year ended December 31, 2003.

  GOVERNMENT PROGRAMS

        Payments from the government, specifically, the Medicare and Medicaid programs administered by the Centers for Medicare and Medicaid Services ("CMS"), constitute a significant portion of our net operating revenues. These programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing services to patients and the timing of payments to facilities. We are unable to predict the effect of future policy changes on our operations. If the rates paid or the scope of services covered by governmental payers are reduced, if we are required to pay substantial amounts in settlement, or if we, or one or more of our subsidiaries' hospitals, are excluded from participation in the Medicare program, there could be a material adverse effect on our business, financial position, results of operations or cash flows. The government is currently investigating our Medicare outlier payments, as discussed under Part II, Item 1, Legal Proceedings, of this report.

  Medicare

        Medicare offers different ways for beneficiaries to obtain their medical benefits. One option, the Traditional Medicare Plan, is a fee-for-service payment system. The other option, called Medicare Advantage (formerly, Medicare + Choice), includes managed care and private fee-for-service plans. The major components of our net patient revenues for services furnished to patients enrolled in the

Traditional Medicare Plan for the three months ended March 31, 2003 and 2004 approximate the following:

	Three Months ended March 31
	2003	2004
	(in millions)
Revenue Description
Diagnosis-related group—operating	$374	$393
Diagnosis-related group—capital	41	42
Outlier	14	15
Outpatient	111	114
Disproportionate share	54	57
Direct Graduate and Indirect Medical Education	27	32
Psychiatric, rehabilitation and skilled nursing facilities—inpatient and other	73	43
Adjustments for valuation allowance and prior-year cost report settlements	4	(9)

Total Medicare net patient revenues	$698	$687

  Acute Care Hospital Inpatient Prospective Payment System

        Diagnosis-Related Group—Section 1886(d) of the Social Security Act sets forth a system of payment for the operating costs of acute care hospital stays based on prospectively set rates or a prospective payment system. Section 1886(g) of the Social Security Act requires that capital-related costs of hospital inpatient stays also be paid under a prospective payment system. Under these two prospective payment systems, Medicare payment for hospital inpatient operating and capital-related costs is made at predetermined rates for each hospital discharge. Discharges are classified according to a list of diagnosis-related groups ("DRGs").

        Historically, the annual DRG rate increases have been below the cost increases for goods and services purchased by our hospitals. We expect that future rate increases will also be below such cost increases.

        Outliers—Outlier payments, which were established by Congress as part of the DRG prospective payment system, are additional payments made to hospitals for treating Medicare patients who are costlier to treat than the average patient.

        A hospital receives outlier payments when its defined costs (gross charges adjusted by the hospital's historical cost-to-charge ratio) exceed a certain threshold established annually by CMS. As mandated by Congress, CMS must limit total outlier payments to between 5% and 6% of total DRG payments. CMS annually changes the threshold in order to bring expected outlier payments within the mandated limit. A change to the cost threshold affects total outlier payments by changing (1) the number of cases that qualify for outlier payments, and (2) the dollar amount hospitals receive for those cases that still qualify. The most recent change in the cost outlier threshold became effective on October 1, 2003.

        On January 6, 2003, we voluntarily submitted a proposal to CMS that would reduce outlier payments to our hospitals retroactive to January 1, 2003. During 2003, CMS issued new regulations governing the calculations of outlier payments to hospitals incorporating many of the items in our voluntary proposal.

        Our proposal to CMS included a provision to reconcile the payments we would receive under our proposed interim arrangement to those we would have received if the new CMS regulations had gone into effect on January 1, 2003 up to the effective date of the final rules and regulations (the "Reconciliation Period"). Effective August 8, 2003, outlier payments to Tenet subsidiary hospitals began to be calculated by the fiscal intermediary in accordance with the final rule, which applies to all hospitals. As stipulated by our voluntary outlier payment reduction proposal, we prepared the reduction period reconciliation based on instructions we received from CMS and its fiscal intermediary. Those initial instructions were subsequently revised by CMS, and we submitted an updated reconciliation based on revised instructions. The final determination and outcome of outlier payments under the arrangement is subject to further review and approval by CMS. Although we earlier expected the fiscal intermediary's and CMS's determination with respect to the reconciliation to be made prior to December 31, 2003, additional clarification regarding the reconciliation has delayed a final determination. Based on the recent clarification, the final outcome could result in an additional material increase to the ultimate amount of outlier revenue we could potentially recognize for the Reconciliation Period, but this remains unknown at this point.

        Disproportionate Share—If a Medicare-participating hospital serves a disproportionate share of low-income patients, it receives a percentage add-on to the DRG payment for each case. This percentage varies, depending on several factors that include the percentage of low-income patients served. Certain of our hospitals qualify for disproportionate-share payments.

        Direct Graduate and Indirect Medical Education—The Medicare program provides additional compensation for approved teaching hospitals for the additional expenses incurred by such institutions. This additional compensation is made in the form of Direct Graduate Medical Education and Indirect Medical Education payments.

  Hospital Outpatient Prospective Payment System

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

  Inpatient Rehabilitation Reimbursement

        Rehabilitation hospitals and rehabilitation units within acute care hospitals are paid according to the inpatient rehabilitation facility prospective payment system. Currently, in order for a hospital or unit to qualify for inpatient rehabilitation reimbursement, 75% of its patients must be treated for at least one of 10 conditions requiring rehabilitation as specified in the CMS regulations. Citing inconsistent enforcement of the "75% rule," CMS suspended its enforcement in June 2002.

        On September 9, 2003, CMS issued a proposal to revise one of the criteria used to categorize a hospital or hospital unit as an inpatient rehabilitation facility. On April 30, 2004, CMS released the final rule that will make it possible for facilities treating a broader range of patients who require intensive rehabilitation to qualify for payments as inpatient rehabilitation facilities. It does so by, among other things, increasing the number of qualifying medical conditions from 10 to 13. The final rule also replaces the current 75% compliance threshold with a three-year transition compliance threshold of 50%, 60% and 65% for years one, two and three, respectively, that commences with cost-reporting periods beginning on or after July 1, 2004. At the end of the three-year transition period, the compliance percentage will be 75% if CMS does not take further regulatory action. Given the timing of this recent release, we have not had an opportunity to assess the future impact of the final rule on our hospitals.

        At March 31, 2004, we operated two inpatient rehabilitation facilities and 28 hospital rehabilitation units. Our previously discussed disposition plan contemplates the divestiture of hospitals that operate eight of these units. Medicare payments for services provided at those hospitals and units represented approximately 5% of Tenet's Medicare net revenue for the three months ended March 31, 2004. Medicare payments to qualifying inpatient rehabilitation facilities are generally higher than those paid under the Medicare acute hospital prospective payment system for similar services. Failure of our rehabilitation facilities and units to continue to qualify as inpatient rehabilitation facilities could have an adverse effect on our business, financial position, results of operations or cash flows.

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

        Prior to the fourth quarter of 2003, we recorded estimates for contractual allowances and cost report settlements based on amounts generated from information accumulated from various accounting and information systems. Adjustments to these accruals were generally made upon the final settlement of Medicare and Medicaid cost reports. In the fourth quarter of 2003, we completed the implementation of a new system and methodology for recording Medicare net revenue and estimated cost report settlements. This resulted in a refinement in recording the accruals to more closely reflect the expected final settlements on our cost reports. For filed cost reports, we now record the accrual based on those cost reports and subsequent activity, and record a valuation allowance against those cost reports based on historical settlement trends. The accrual is now recorded based on estimates of what we expect to report on the filed cost reports and a corresponding valuation allowance is recorded as previously described. Cost reports must be filed generally within the five months after the end of the annual cost-report reporting period. After the cost report is filed, the accrual may be adjusted accordingly.

  Medicaid

        Medicaid programs are funded by both the federal government and state governments. These programs are administered by the states and vary from state to state.

        Payments we receive under various state Medicaid programs, excluding state-funded managed care programs, constituted approximately 7.6% of our net patient revenues for the three months ended March 31, 2004. These payments are typically based on fixed rates determined by the individual states. (A few states in which we operate have a Medicaid outlier payment formula.) We also receive disproportionate share payments under various state Medicaid programs. For the three months ended March 31, 2003 and 2004, the disproportionate-share payments were approximately $21 million and $22 million, respectively.

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

  Legislative and Regulatory Changes

  Annual Update to the Medicare Inpatient Prospective Payment System

        Under Medicare law, CMS is required annually to update certain rules governing prospective payments for acute, rehabilitation and skilled nursing facilities. The updates generally become effective October 1, the beginning of the federal fiscal year ("FFY"). As of this writing, CMS has not issued the proposed inpatient hospital prospective payment rules for FFY 2005.

  Medicare Occupational Mix Adjustment

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

        Section 1886(d)(3)(E) of the Social Security Act requires CMS to collect data every three years on the occupational mix of employees for each short-term acute care hospital participating in the Medicare program in order to construct an occupational mix adjustment to the wage index. The law also requires the application of the occupational mix adjustment to the wage index beginning October 1, 2004. We expect the FFY 2005 inpatient prospective payment system proposed rule, when issued, will include CMS's proposal to implement the occupational mix adjustment. Although we are unable to quantify the effect of the occupational mix adjustment at this time, we believe that it will result in a reduction to our Medicare payments.

  Inpatient Psychiatric Prospective Payment System

        On November 19, 2003, CMS proposed a new Medicare per diem prospective payment system for inpatient psychiatric facilities to replace the existing cost-based payment system. The proposed rule contains an effective date of cost-reporting periods beginning on or after April 1, 2004; however, CMS has stated that this date will likely be moved back due to the late publication of the proposed rule.

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

  The Medicare Prescription Drug, Improvement, and Modernization Act of 2003

        The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (P.L. 108-173), which was signed into law on December 18, 2003, includes several provisions affecting hospital Medicare and Medicaid reimbursement. Below is a summary of the significant provisions affecting our hospitals' reimbursement.

        Medicare—Medicare inpatient prospective payment system payments will maintain an inflationary increase of 3.4% in FFY 2004, a rate equal to the full market basket index. For FFY 2005, 2006 and 2007, hospitals will receive an inpatient update equal to the full market basket rate if they submit quality performance data to the Department of Health and Human Services. Those hospitals not submitting quality performance data for 10 quality measures will receive an increase equal to the market basket rate minus 0.4 percentage points. The update reduction is a one-year adjustment and does not affect the base amount inflated from year to year. Hospitals not submitting quality data in FFY 2005 may choose to submit data in 2006 or 2007 and would then receive a full inflationary update. In order to qualify for the full market basket update, hospitals must submit performance data on all patients on the 10 quality measures that are a subset of common hospital performance measures developed and aligned by CMS and the Joint Commission on Accreditation of Healthcare Organizations and endorsed by the National Quality Foundation. All of our hospitals currently participate in the National Voluntary Initiative and will, as required by CMS, report the quality data on all 10 measures to receive the full market basket update.

        The indirect medical education adjustment increases from 5.5% to 6.0% in the last six months of FFY 2004 (April 2004 through September 2004), to 5.8% in FFY 2005, to 5.55% in FFY 2006, and down to 5.35% in FFY 2007. It reverts to 5.5% for FFY 2008 and beyond.

        Hospitals meeting certain criteria established by CMS could appeal their Prospective Payment System wage index classification. CMS has set aside $900 million for these reclassifications resulting from successful appeals. Certain of our hospitals qualified for an appeal to their wage index classification, and such appeals were filed where appropriate under a provision of the law that would permit the reclassification if funding was available after hospitals meeting one of the other seven criteria were reclassified. The Medicare Geographic Reclassification Review Board received nearly 500 appeals and approved 121. These approvals exhausted the available funding and the appeals for our hospitals were denied because approval would have exceeded the funding limits.

        Medicaid—The reduction in Medicaid Disproportionate Share hospital funding (referred to as the "DSH cliff") in FFY 2004 is eliminated and the DSH allotment will increase 16% over FFY 2003 levels. Subsequent years are frozen at 2004 levels until the allotment level intersects with where it would have been absent relief from the Balanced Budget Act. Increases thereafter are tied to the change in the Consumer Price Index.

  PRIVATE INSURANCE

  Managed Care

        We currently have thousands of managed care contracts with various health maintenance organizations (HMOs) and Preferred Provider Organizations (PPOs). HMOs generally maintain a full-service health care delivery network composed of physician, hospital, pharmacy, and ancillary service providers that HMO members must access through an assigned "primary care" physician. The member's care is then managed by his or her primary care physician and other network providers in accordance with the HMO's quality assurance and utilization review guidelines so that appropriate health care can be efficiently delivered in the most cost-effective manner.

        Managed care contracts represent in excess of $5 billion in anticipated annual patient revenues for our continuing operations going forward. A majority of our managed care contracts are "evergreen" contracts. Evergreen contracts extend automatically every year, but may be renegotiated or terminated by either party after giving 90 to 120 days notice. In the past several years, we have renewed or renegotiated over 90% of these agreements. National payers generate in excess of 40% of our total managed care revenues, although these agreements are typically negotiated on a local or regional basis. The remainder comes from regional or local payers.

        HMO members or their employers typically pay a fixed, periodic premium for access to the HMO network, so the HMO assumes substantial financial risk for the cost of its members' care. HMOs generally seek to shift this financial risk to their network providers in a number of ways. HMOs generally shift financial risk to hospitals through contracts which provide capitation or per diem payment arrangements. Under both types of payment arrangements, a hospital is obligated to provide a prescribed range of services to HMO members.

        Under a capitation payment arrangement, an HMO generally assigns a population of members to a hospital and pays the hospital a fixed amount each month for all the hospital care those members are entitled to receive pursuant to their HMO membership. The payment arrangement therefore shifts significant financial risk to the hospital, since its reimbursement is fixed and the amount of care to be delivered is unknown.

        Under a per diem payment arrangement the hospital is reimbursed a fixed amount for every day of hospital care delivered to an HMO member. Per diem payment arrangements generally represent less financial risk to a hospital than capitation payment arrangements because the amount paid varies with the amount of care provided to each patient.

        The financial risk of per diem agreements is further mitigated by the fact that most contracts with per diem payment arrangements also contain some form of "stop-loss" provision that allows for higher reimbursement rates in difficult medical cases where the hospital's billed charges exceed a certain threshold amount.

        We have been working to transition key payers to contracts that use fixed, predictable market-based per diems that are less dependent on stop-loss payments, and that provide for market-based rate escalators and terms and conditions designed to help us reduce bad-debt expense.

        In the past, our managed care policy was developed and implemented almost exclusively at the local hospital level. However, we recently assembled a team at the corporate level to develop a strategy to support our hospitals in their managed care relationships and provide a consistent message to payers that will focus on performance management and assessment.

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

  Indemnity

        An indemnity-based agreement generally requires the insurer to reimburse an insured patient for health care expenses after those expenses have been incurred by the patient, subject to a number of policy conditions and exclusions. Unlike an HMO member, a patient with indemnity insurance is free to control his or her utilization of health care and selection of health care providers.

  SELF-PAY PATIENTS

        Self-pay patients are patients who do not qualify for government payment programs such as Medicare and Medicaid, and who do not have some form of private insurance, and are, therefore, responsible for their own medical bills. We have seen an increase in the number of self-pay patients. Many of these patients are being admitted through the emergency department and require high acuity treatment. High acuity treatment is more costly to provide and, therefore, results in above-average billings, which are the least collectible of all accounts. We believe this trend is due to a combination of broad economic factors, including higher unemployment rates in states where we operate, reductions in state Medicaid budgets and increased number of patients and employers who choose not to purchase insurance.

        Self-pay accounts pose significant collectibility problems. The majority of our bad-debt expense relates to self-pay patients. We are taking multiple actions to address the rapid growth in uninsured patients. These initiatives include conducting detailed reviews of intake procedures in hospitals facing the greatest pressures, and enhancing and updating intake best practices for all of our hospitals. We are also developing hospital-specific reports detailing collection rates by type of payer to help the hospital management teams better identify areas of vulnerability and opportunities for improvement.

        Over the longer term, several other initiatives we have previously announced should also help address this emerging challenge. For example, our Compact with Uninsured Patients, a plan to offer managed-care-style discounts to uninsured patients (mentioned earlier herein), will enable us to offer lower rates to such patients, who today are charged full gross charges. On February 19, 2004, the Secretary of Health and Human Services issued guidance on discounts for uninsured patients, which will allow us to implement our discount plan where permitted by state law. The allowed discounts will be phased in during the second quarter of this year and will be in effect in most Tenet hospitals by June 30, 2004. We are evaluating and addressing legal issues that may limit our ability to implement our Compact with Uninsured Patients in all states where Tenet hospitals are located.

RESULTS OF OPERATIONS

        The following tables show a summary of our net operating revenues, operating expenses and operating income for our continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three months ended March 31, 2003 and 2004:

	Three Months ended March 31
	2003	2004	Change	% Change
	(dollars in millions)
Net operating revenues:
Domestic general hospitals	$2,664	$2,612	$(52)	(2.0%)
Other operations	86	57	(29)	(33.7%)

Net operating revenues	2,750	2,669	$(81)	(2.9%)

Operating expenses:
Salaries and benefits	1,135	1,146	11	1.0%
Supplies	420	449	29	6.9%
Provision for doubtful accounts	227	293	66	29.1%
Other operating expenses	545	559	14	2.6%
Depreciation	92	91	(1)	(1.1%)
Amortization	5	5	—	—
Impairment of long-lived assets and goodwill and restructuring charges	196	60	(136)	(69.4%)
Costs of litigation and investigations	6	10	4	66.7%
Operating income	$124	$56	$(68)	(54.8%)

	Three Months ended March 31
	2003	2004
	(% of net operating revenues)
Net operating revenues:
Domestic general hospitals	96.9%	97.9%
Other operations	3.1%	2.1%

Net operating revenues	100.0%	100.0%
Operating expenses:
Salaries and benefits	41.3%	42.9%
Supplies	15.3%	16.8%
Provision for doubtful accounts	8.3%	11.0%
Other operating expenses	19.8%	20.9%
Depreciation	3.3%	3.4%
Amortization	0.2%	0.2%
Impairment of long-lived assets and goodwill and restructuring charges	7.1%	2.3%
Costs of litigation and investigations	0.2%	0.4%

Operating income	4.5%	2.1%

        Net operating revenues of our continuing domestic general acute hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (primarily rental income and income from services such as cafeteria, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations consist primarily of revenues from (1) physician practices, (2) rehabilitation hospitals, long-term care facilities, a psychiatric facility and specialty hospitals—all of which are located on or near the same campuses as our general hospitals, (3) health care joint ventures operated by us, (4) our subsidiaries offering managed care and indemnity products, and (5) equity in earnings of unconsolidated affiliates.

        On a same-facility basis, net patient revenues for the three months ended March 31, 2004 declined 3.0%, admissions were down 0.5% and net inpatient revenue per admission declined 1.6% over the prior-year period. Total operating margins (the ratio of operating income to net operating revenues) decreased from 4.5% to 2.1%. Net cash provided by operating activities for the three months ended March 31, 2004 decreased by $283 million compared to the prior-year quarter.

        The declines in net patient revenues were primarily caused by lower per unit revenue results and the recent decline in revenues at Medical College of Pennsylvania Hospital. The declines in operating margins and cash provided by operating activities were primarily caused by the lower net patient revenues, increases in provisions for doubtful accounts as admissions of uninsured patients continued to grow at an escalating rate, and payment of litigation settlements.

        Net operating revenues from our other operations were $86 million and $57 million for the three months ended March 31, 2003 and 2004, respectively. This reduction was primarily attributed to Broadlane, Inc. (a 47% affiliate, effective June 28, 2003) no longer being consolidated.

        Our financial results were also affected by the pretax and after-tax impact of impairments of long-lived assets and goodwill and restructuring charges, as shown in the table below:

	Three Months ended March 31
	2003	2004
	(in millions, except per-share amounts)
Impairment of long-lived assets and goodwill	$187	$3
Restructuring charges	9	57
Pretax impact	$196	$60
After-tax impact	$146	$38
Diluted per-share impact of the above items	$0.31	$0.08
Diluted earnings (loss) per share from continuing operations, including above items	$0.01	$(0.04)

        The table below shows certain selected historical operating statistics for our continuing domestic general hospitals:

	Three months ended March 31
	2003	2004	Increase (Decrease)
Number of hospitals (at end of period)	71	71	—
Licensed beds (at end of period)	18,805	18,764	(0.2%)
Net inpatient revenues (in millions) (2)	$1,791	$1,765	(1.5%)
Net outpatient revenues (in millions) (2)	$837	$808	(3.5%)
Admissions	185,477	185,253	(0.1%)
Equivalent admissions (3)	257,121	256,158	(0.4%)
Average length of stay (days)	5.3	5.3	—
Patient days	987,056	979,258	(0.8%)
Equivalent patient days (3)	1,354,903	1,345,076	(0.7%)
Net inpatient revenue per patient day	$1,814	$1,802	(0.7%)
Net inpatient revenue per admission	$9,656	$9,528	(1.3%)
Utilization of licensed beds (4)	58.3%	57.3%	(1.0%) (1)
Outpatient visits	1,556,565	1,572,413	1.0%

(1)
The change is the difference between 2003 and 2004 amounts shown.

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

        The table below shows certain selected historical operating statistics for our continuing domestic general hospitals on a same-facility basis (which excludes USC Kenneth Norris Jr. Cancer Hospital, acquired in December 2003) as of March 31, 2004:

	Three months ended March 31
			Increase (Decrease)
	2003	2004
Net inpatient revenues	$1,791	$1,754	(2.1%)
Net outpatient revenues	$837	$796	(4.9%)
Average licensed beds	18,788	18,704	(0.4%)
Admissions	185,477	184,584	(0.5%)
Average length of stay (days)	5.3	5.3	—
Patient days	987,056	975,092	(1.2%)
Net inpatient revenue per patient day	$1,814	$1,799	(0.8%)
Net inpatient revenue per admission	$9,656	$9,502	(1.6%)
Outpatient visits	1,556,565	1,554,664	(0.1%)

        Same-facility admissions and same-facility outpatient visits for the three months ended March 31, 2004 were essentially flat in comparison to the prior-year period. Net inpatient revenue decreased 2.1% and net outpatient revenue decreased by 4.9% compared to the prior-year quarter.

  SALARIES AND BENEFITS

        Approximately 16% of our employees were represented by labor unions as of March 31, 2004. As union activity continues to increase at our hospitals, our salaries and benefits expense is likely to increase more rapidly than our net operating revenues. Last year, we entered into agreements with the Service Employees International Union and the American Federation of Federal, State, County and Municipal Employees with respect to all of our California hospitals and two hospitals in Florida, and with the California Nurses Association with respect to all of our California hospitals. The agreements are expected to streamline the organizing and contract-negotiation processes, with minimal impact on and disruption to patient care, if a hospital's employees choose to organize into collective bargaining units. The agreements also provide a framework for prenegotiated salaries and benefits at these hospitals.

        Additional factors that adversely affect our labor costs are the nationwide shortage of nurses and the enactment of state laws regarding nurse-staffing ratios. The nursing shortage is more serious in certain geographic areas than others, including several areas in which we operate hospitals, and has resulted in increased costs for nursing personnel. State-mandated nurse-staffing ratios adversely affect not only our labor costs, but if we are unable to hire the necessary number of nurses to meet the required ratios, they may also cause us to limit patient admissions with a corresponding adverse effect on net operating revenues.

  SUPPLIES

        We control supplies expense through product standardization, contract compliance, improved utilization, and minimization of waste. We also utilize the group purchasing and supply management services of Broadlane, Inc., a company that was spun off from Tenet in 1999, in which we currently hold a 47% interest. Broadlane offers group purchasing procurement strategy, outsourcing, and e-commerce services to the health care industry.

  PROVISION FOR DOUBTFUL ACCOUNTS

        The provision for doubtful accounts as a percentage of net operating revenues was 11.0% for the three months ended March 31, 2004 and 8.3% for the three months ended March 31, 2003.

        The increase in the provision for doubtful accounts in the three months ended March 31, 2004 was primarily due to a recent adverse change in our business mix as admissions of uninsured and underinsured patients grew at an escalating rate. We believe this trend is due to a combination of broad economic factors, including higher unemployment rates in states where we operate, reductions in state Medicaid budgets, increased number of patients and employers who choose not to purchase insurance, and an increased burden of co-payments and deductibles to be made by patients instead of insurers. Additionally, many of these patients, who delay or do not seek routine medical care because of the costs, are being admitted through the emergency department and often require more costly care, resulting in higher billings, which are the least collectible of all accounts.

        The increase in the provision for doubtful accounts also consisted of two other components (1) the effect of accelerating the write-down of self-pay accounts, and (2) the effect of reevaluating the historical collection patterns for self-pay and managed care accounts receivable in light of recent trends. Our practice, beginning in the third quarter of 2003, is to write down all self-pay accounts receivable, including accounts receivable related to the co-payments and deductibles due from patients with insurance, to their estimated net realizable value on a straight-line basis as they age over the course of 120 days, at which time any uncollected balances are assigned to our in-house collection agency. Prior to the third quarter of 2003, we had employed a methodology that utilized gradual write-downs that escalated toward the end of the 120-day period. Historically, our in-house collection agency has collected approximately 17 cents of each dollar of self-pay accounts assigned to it. Collections on these types of accounts now are being collected at a rate of approximately 12 cents on the dollar. Accordingly, we changed our accounts receivable evaluation process during the third quarter of 2003 to give increased weight to the latest 12 months of collection experience.

        We continue to experience significant payment pressure from managed care companies concerning substantial amounts of past billings. This pressure has been exacerbated by recent disputes with certain managed care companies, primarily in California. We are aggressively pursuing collection of managed care accounts using all means at our disposal, including negotiation, arbitration and litigation, but we may not be successful.

        Accounts receivable days outstanding from continuing operations decreased from 66.2 days at March 31, 2003 to 64.7 days at March 31, 2004. This amount is calculated as our accounts receivable from continuing operations on that date divided by our net operating revenues from continuing operations for the quarter on that date divided by the number of days in the quarter.

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

        Over the longer term, several other previously announced initiatives are also expected to help address this emerging challenge.

  •
  Our Compact with Uninsured Patients, a plan to offer managed-care-style discounts to certain uninsured patients, will enable us to offer lower rates to such patients, who, until now, usually have been charged full gross charges. Currently, a significant portion of those accounts are often written down as provision for doubtful accounts. On February 19, 2004, the Secretary of Health and Human Services issued guidance on discounts for uninsured patients, which will allow us to implement our discount plan where permitted by state law. The allowed discounts will be phased in during the second quarter of this year and will be in effect in most Tenet hospitals by June 30, 2004. We are evaluating and addressing legal issues that may limit our ability to implement our Compact with Uninsured Patients in all states where Tenet hospitals are located.

  •
  Implementation of our three-year plan to consolidate certain of our billing and collection activities in regional business offices, which started during 2003, is on track and is expected to improve receivables performance once fully executed.

  •
  The standardization of patient accounting systems will also allow us to quickly obtain better operations data at a consolidated level, providing better tools to more quickly diagnose and address business mix shifts.

  OTHER OPERATING EXPENSES

        Included in other operating expenses is malpractice expense of $60 million and $65 million for the three-month periods ended March 31, 2003 and 2004, respectively. We continue to experience unfavorable pricing and limited availability trends in the professional and general liability insurance markets and increases in the size of claim settlements and awards in this area. We expect these trends to continue unless pricing for insurance becomes favorable, settlement amounts decrease, and meaningful tort reform legislation is enacted.

        Physicians, including those who practice at some of our hospitals, face similar increases in malpractice insurance premiums and limitations on availability, which could cause those physicians to limit their practice. That, in turn, could result in lower admissions to our hospitals.

        For the periods June 1, 2000 through May 31, 2001 and June 1, 2001 through May 31, 2002, the policies written by Hospital Underwriting Group, our insurance subsidiary, provided a maximum of $50 million of its retained losses for each policy period. As of March 31, 2004, Hospital Underwriting Group's retained reserves for losses in each policy period were approaching the policy maximums. If the $50 million maximum amount is exhausted in either of those periods, Tenet will be responsible for the first $25 million per occurrence for any subsequent claim paid that was applicable to the policy period before any excess insurance coverage would apply.

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

  IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL AND RESTRUCTURING CHARGES

        During the quarter ended March 31, 2004, we recorded impairment and restructuring charges consisting of $3 million for impairment of long-lived assets (for the write-down of long-lived assets to their estimated fair values primarily at three hospitals), $9 million in employee severance costs, and $48 million in closure costs related to an academic affiliation agreement (we are contractually responsible for certain costs of Drexel University in connection with the closure of Medical College of Pennsylvania Hospital).

        During the quarter ended March 31, 2003, we recorded impairment and restructuring charges consisting of a $187 million goodwill impairment charge related to our Central-Northeast region (due to a change in reporting units), $6 million in severance and employee relocation costs, and $3 million in contract-termination and consulting costs.

        We recognized the impairment charges on long-lived assets because our estimates of future cash flows from these assets indicated that the carrying amount of the assets or groups of assets were not fully recoverable from estimated future cash flows. Our estimates of future cash flows used in impairment analyses for the quarters ended March 31, 2003 and 2004 were based on assumptions and projections that we believe to be reasonable and supportable. Our assumptions took into account revenue and expense growth rates, patient volumes, changes in payer mix, and changes (enacted or anticipated) in legislation and other payer payment patterns. The fair value estimates of our long-lived assets and goodwill were derived from either independent appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows.

  COSTS OF LITIGATION AND INVESTIGATIONS

        Costs of litigation and investigations for the three months ended March 31, 2004 were $18 million ($8 million of which was reflected in discontinued operations) and consisted primarily of miscellaneous settlements and costs to defend the Company against a number of lawsuits and investigations arising primarily after October 2002. These costs have abated significantly from the $282 million recorded in the year ended December 31, 2003, but we have no assurance that they will not increase again in the future. Costs of litigation and investigations were $6 million in the quarter ended March 31, 2003.

  INTEREST EXPENSE

        The slight increase in interest expense for the three months ended March 31, 2004 compared to the prior-year quarter was largely attributable to the refinancing of our variable rate unsecured loans payable to banks under our credit agreement with our 7 3/8% senior notes due 2013 sold January 28, 2003.

LIQUIDITY AND CAPITAL RESOURCES

  CASH REQUIREMENTS

        Our obligations to make future cash payments under contracts such as debt and lease agreements and under contingent commitments such as debt guarantees and standby letters of credit are summarized in the table below, as of March 31, 2004:

		Years ending December 31
	Total	2004	2005	2006	2007	2008	Later Years
		(in millions)
Long-term debt	$4,092	$25	$19	$555	$405	$8	$3,080
Capital lease obligations	44	14	2	2	20	—	6
Long-term operating leases	878	139	161	147	140	109	182
Standby letters of credit and guarantees	247	198	25	7	4	3	10
Total	$5,261	$376	$207	$711	$569	$120	$3,278

        The letters of credit are required principally by our insurers and various states to collateralize workers' compensation programs pursuant to statutory requirements and as security under a selected number of programs to collateralize the deductible and self-insured retentions under our professional and general liability insurance programs. The amount of collateral required is principally dependent upon the level of claims activity and our creditworthiness. The insurers require the collateral in case we are unable to meet our obligations to claimants within the deductible and/or self-insured retention layers.

        Capital expenditures were $114 million in the quarter ended March 31, 2004, including $27 million related to the construction of two new hospitals in Texas and Tennessee, compared to $220 million in the corresponding period in 2003, which included $12 million related to the construction of the two new hospitals.

        Our capital expenditures primarily relate to the design and construction of new buildings, expansion and renovation of existing facilities, including amounts to comply with applicable laws and regulations, equipment and systems additions and replacements, introduction of new medical technologies, construction of new hospitals and various other capital improvements.

        We estimate that our capital expenditures for the year ending December 31, 2004 will be approximately $600 million, including approximately $70 million for our systems standardization and business office consolidation projects and approximately $85 million to complete construction of the two new hospitals in Texas and Tennessee. For the year ending December 31, 2005, we expect capital expenditures of approximately $500 million. These capital expenditures include approximately $4 million in 2004 and $7 million in 2005 of the estimated $300 million required to meet the California seismic requirements by 2012 for the remaining California facilities after all planned divestitures, based upon the most recent information available and independent review by an outside consultant.

        We are currently involved in significant investigations and legal proceedings. (See Part II, Item 1, Legal Proceedings, beginning on page 44 for a description of these matters.) Although we cannot presently determine the timing or the amounts of any potential liabilities resulting from the ultimate resolutions of these investigations and lawsuits, we will incur significant costs in defending them and their outcomes could require us to incur additional debt and could have a material adverse effect on our liquidity, financial position and results of operations.

  SOURCES AND USES OF CASH

        Our liquidity for the quarter ended March 31, 2004 was derived primarily from existing cash on hand and proceeds from sales of facilities. For the prior-year quarter, our liquidity was derived primarily from the sales of new senior notes and net cash provided by operating activities.

        Net cash used in operating activities for the quarter ended March 31, 2004 was $59 million, compared to net cash provided by operating activities of $224 million in the prior-year quarter. The principal reasons for the decline in the 2004 quarter were reduced earnings and payment of litigation settlements.

        Cash proceeds from the sale of new senior notes were $979 million in the quarter ended March 31, 2003. We used the proceeds to retire existing bank loans and for general corporate purposes.

        The maturities of $2.6 billion of our long-term debt fall between the years ending December 31, 2011 and 2013. An additional $450 million is not due until 2031. We have no significant long-term debt becoming due until November 2006.

        Proceeds from the sales of hospitals and other assets during the quarter ended March 31, 2004 aggregated $63 million. The estimated proceeds from forecasted hospital sales in 2004 and any tax benefit associated with such sales should further bolster our liquidity. However, we do not expect to realize in cash a significant portion of the potential proceeds from such tax benefits until mid-2005.

        In 2003, we established an escrow account (using certain proceeds from hospital sales) dedicated to funding costs associated with completing construction at certain of our hospitals. During the quarter ended March 31, 2004, we disbursed $38 million of these funds for such purposes. The balance remaining in the fund at March 31, 2004 was $50 million.

        During the quarter ended March 31, 2003, we purchased six million shares of our common stock for $110 million. We have not made any repurchases since June 30, 2003 and do not intend to repurchase any shares in 2004.

  DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

        We are currently in compliance with all covenants under our bank credit agreement and the indentures governing our senior notes and senior subordinated notes. (See Note 5.) Effective April 6, 2004, the total commitments available to us under the credit agreement were reduced from $1.2 billion to $800 million, with a concurrent change to the maximum leverage ratio and minimum fixed-charge ratio permitted under the agreement. The maximum leverage ratio was changed from no higher than 3.5-to-1 to no higher than 5.5-to-1 through June 30, 2005 and no higher than 5.0-to-1 thereafter. The minimum fixed-charge ratio was changed from no less than 2.0-to-1 to no less than 1.5-to-1. Cash borrowings are limited to $500 million under the amended agreement, but undrawn availability may be used to issue letters of credit up to the $800 million limit. The amended credit agreement required us to pledge the capital stock of our hospital operating subsidiaries to secure our obligations under the agreement. Those subsidiaries also guarantee our obligations under the agreement.

        At March 31, 2004, we had approximately $208 million of letters of credit outstanding under the bank credit agreement, but no cash borrowings outstanding. We had approximately $507 million in cash on hand at March 31, 2004.

        The bank credit agreement includes a covenant that restricts our ability to repurchase non-credit agreement debt in excess of $50 million if our leverage ratio is greater than 2.5-to-1, unless the credit facility is undrawn and we would have a minimum of $100 million of unrestricted cash on hand following the repurchase of the debt.

        The ultimate resolution of claims and lawsuits brought against us, however, individually or in the aggregate (see Note 4), could have a material adverse effect on our business, including the potential breach of covenants in the credit agreement, which could create events of default under our indentures for public debt.

  LIQUIDITY

        We believe that existing cash on hand, the sales of facilities, future cash provided by operating activities, the availability of credit under the credit agreement, and, depending on capital market conditions, other borrowings and sales of equity or debt securities should be adequate to meet known debt-service requirements. It should also be adequate to finance planned capital expenditures and other presently known operating needs over the next three years. However, our cash needs could be materially affected by the various uncertainties discussed in this section and the impact of potential judgments and settlements addressed in Part II, Item 1, Legal Proceedings, as well as changes in our results of operations.

        We are aggressively identifying and implementing further actions to reduce costs and enhance our operating performance, including cash flow. Among the areas being addressed are commercial payer contracting, improved procurement efficiencies, cost standardization, bad-debt expense reduction initiatives and reducing certain non-patient-care hospital costs. We believe our restructuring plan and the various initiatives we have undertaken will ultimately position us to report improved operating and margin performance, however that margin performance may remain somewhat below our hospital management peers because of geographic and other differences in hospital portfolios.

        We believe it is important for a reader to understand that (1) if our results of operations continue to deteriorate, and/or (2) if claims, lawsuits, settlements or investigations are resolved in a materially adverse manner, there could be substantial doubt about our liquidity.

OFF-BALANCE-SHEET ARRANGEMENTS

        We have no off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors, except for $247 million of standby letters of credit and guarantees as of March 31, 2004 (shown in the table on page 34).

CRITICAL ACCOUNTING ESTIMATES

        In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America, we must use estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base the estimates on historical experience and on assumptions that we believe to be reasonable, given the particular circumstances in which we operate. Actual results may vary from those estimates.

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

  REVENUE RECOGNITION

        We recognize net operating revenues in the period in which services are performed. Net operating revenues consist primarily of net patient-service revenues that are recorded based on established billing rates (i.e., gross charges), less estimated discounts for contractual allowances (principally for patients covered by Medicare, Medicaid and managed care and other health plans).

        Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost-based revenues, which were more prevalent in earlier periods, and certain other payments, which are based on the hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements under these programs are subject to audit by Medicare and Medicaid auditors and administrative and judicial review, and it can take several years until final settlement of such matters are completely resolved. Because the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates we record could change by material amounts. Adjustments for valuation allowance and prior-year cost-report settlements increased revenues in the quarter ended March 31, 2003 by $4 million and decreased revenues by $8 million in the quarter ended March 31, 2004.

        Prior to the fourth quarter of 2003, we recorded estimates for contractual allowances and cost report settlements based on amounts generated from information accumulated from various accounting and information systems. Adjustments to these accruals were generally made upon the final settlement of Medicare and Medicaid cost reports. In the fourth quarter of 2003, we completed the implementation of a new system and methodology for recording Medicare net revenue and estimated cost report settlements. This resulted in a refinement in recording the accruals to more closely reflect the expected final settlements on our cost reports. For filed cost reports, we now record the accrual based on those cost reports and subsequent activity, and record a valuation allowance against those cost reports based on historical settlement trends. The accrual is now recorded based on estimates of what we expect to report on the filed cost reports and a corresponding valuation allowance is recorded as previously described. Cost reports must be filed generally within the five months after the end of the annual cost-report reporting period. After the cost report is filed, the accrual may be adjusted accordingly.

        Revenues under managed care health plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues also are subject to review and possible audit by the payers.

        We believe that adequate provision has been made for any adjustments that may result from final determination of amounts earned under all the above arrangements. We are not aware of any material claims, disputes or unsettled matters with any payers for which we have not adequately provided in the accompanying condensed consolidated financial statements.

  PROVISION FOR DOUBTFUL ACCOUNTS

        We provide for an allowance against accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable, our historical collection experience by hospital and for each type of payer, and other relevant factors. Our practice is to write down self-pay accounts receivable, including accounts related to the co-payments and deductibles due from patients with insurance, to their estimated net realizable value as they age over the course of 120 days, at which time any uncollected balances are assigned to our in-house collection agency. Prior to the quarter ended September 30, 2003, we had employed a methodology that utilized graduated write-downs that escalated toward the end of the period. Because of the speed and severity of new, adverse trends in the collection of self-pay accounts, we changed to a straight-line write-down methodology during the quarter ended September 30, 2003.

        Collections on self-pay accounts assigned to our in-house collection agency have recently deteriorated from a historical pattern of approximately 17 cents on the dollar to a pattern of approximately 12 cents on the dollar. As a result, we changed our accounts receivable evaluation process in the third quarter of 2003 to give more weight to the latest 12 months of collection experience.

  ACCRUALS FOR GENERAL AND PROFESSIONAL LIABILITY RISKS

        We insure substantially all of our professional and comprehensive general liability risks in excess of self-insured retentions through insurance subsidiaries. (See Note 6.) Risks in excess of these retentions are reinsured with major independent insurance companies.

        We record reserves for claims when they are probable and reasonably estimable. We maintain reserves, which are based on actuarial estimates by an independent third party, for the portion of our professional liability risks, including incurred but not reported claims, to the extent we do not have insurance coverage (i.e., self-insured retentions). We estimate reserves for losses and related expenses using expected-loss-reporting patterns. Reserves are discounted to their estimated present value under a risk-free rate approach using a Federal Reserve 10-year maturity composite rate that approximates our claims payout period. There can be no assurance that the ultimate liability will not exceed our estimates.

  IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

        We evaluate our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows. However, there is an evaluation performed at least annually. We base the measurement of the amount of the impairment, if any, on independent appraisals, established market values of comparable assets, or estimates of future net cash flows expected to result from the use and ultimate disposition of the asset. The estimates of these future cash flows are based on assumptions and projections we believe to be reasonable and supportable. They require our subjective judgments and take into account assumptions about revenue and expense growth rates. These assumptions may vary by type of facility.

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

  ACCOUNTING FOR STOCK-BASED COMPENSATION

        We account for the cost of stock-based compensation using the fair-value method in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Under the fair-value method, the cost of stock option grants and other incentive awards to employees, directors, advisors and consultants is generally measured by the fair value of the awards on their grant dates and is recognized over the vesting periods of the awards. We estimate the fair value of stock option grants as of the date of each grant, using a Black-Scholes option-pricing model. This model incorporates our reasoned assumptions regarding (1) the expected volatility of our common stock price, (2) estimated risk-free interest rates, and (3) the expected dividend yield, if any, all over the expected lives of the respective options. We do not adjust the model for non-transferability, risk of forfeiture or the vesting restrictions of the option—all of which would reduce the option value if factored into our calculations. The most critical of the above assumptions in our calculations of fair value is the expected life of an option, because it, in turn, is a principal part of our calculations of expected volatility and interest rates. Accordingly, we reevaluate our estimate of expected life at each major grant date. Our reevaluation is based on recent exercise patterns and is reviewed from time to time by an outside, independent consulting firm.

FORWARD-LOOKING STATEMENTS

        The information in this Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements represent management's current belief, based on currently available information, as to the outcome and timing of future events. They involve known and unknown risks, uncertainties and other factors—many of which we are unable to predict or control—that may cause our actual results, performance or achievements, or health care industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the following:

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

  •
  Other factors referenced in this Form 10-Q and our other public filings.

        When considering forward-looking statements, you should keep in mind the foregoing risk factors and other cautionary statements in this Form 10-Q. Should one or more of the risks and uncertainties described above or elsewhere in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety, and therefore disclaim any resulting liability for potentially related damages.

        All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At March 31, 2004, there were no borrowings under our five-year revolving credit agreement. If we do borrow under that agreement, we will be exposed to variable interest rate changes. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features. We had no significant long-term, market-sensitive investments. Our market risk associated with our investments in debt securities classified as a current asset is substantially mitigated by the frequent turnover of the portfolio. We have no affiliation with partnerships, trusts or other entities (sometimes referred to as special-purpose or variable-interest entities) whose purpose is to facilitate off-balance-sheet financial transactions or similar arrangements. Thus, we have no exposure to the financing, liquidity, market or credit risks associated with such entities.

ITEM 4. CONTROLS AND PROCEDURES

        We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Exchange Act Rules 13a-15(e) and 15d-15(e). The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in alerting them in a timely manner to material information related to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

        During the period covered by this report, there have been no changes to our internal controls over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Tenet and its subsidiaries are subject to a significant number of claims and lawsuits. They are also the subject of federal and state agencies' heightened and coordinated civil and criminal investigations and enforcement efforts, and have received subpoenas and other requests for information relating to a variety of subjects. In the present environment, Tenet expects these enforcement activities to take on additional importance, that government enforcement activities will intensify, and that additional matters concerning Tenet and its subsidiaries may arise. Tenet also expects new claims and lawsuits to be brought against it from time to time.

        The results of these claims and lawsuits cannot be predicted, and it is reasonably possible that the ultimate resolution of these claims and lawsuits, individually or in the aggregate, may have a material adverse effect on Tenet's business both in the near and long term, financial position, results of operations or cash flows. Although Tenet defends itself vigorously against claims and lawsuits and cooperates with investigations, these matters:

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

  PHYSICIAN RELATIONSHIPS

        Tenet and certain of its subsidiaries are under heightened scrutiny with respect to their hospitals' relationships with physicians. Tenet believes that all aspects of its relationships with physicians are potentially under review. Proceedings in this area may be criminal, civil or both.

  United States v. Weinbaum, Tenet HealthSystem Hospitals, Inc., Alvarado Hospital Medical Center, Inc. and Nazaryan, Case No. 03CR1587L (United States District Court for the Southern District of California, Third Superseding Indictment filed April 15, 2004)

        On June 5, 2003, a federal grand jury in San Diego, California returned an eight-count indictment against Barry Weinbaum, the chief executive officer of Alvarado Hospital Medical Center, Inc., a hospital owned by a subsidiary of Tenet and located in San Diego. The indictment alleged conspiracy to violate the federal anti-kickback statute and included substantive counts alleging the payment of illegal remuneration related to physician relocation, recruitment and consulting agreements.

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

        On April 15, 2004, the grand jury returned a third superseding indictment, adding four counts of filing a false tax return solely against Ms. Nazaryan.

        Prior to the third superseding indictment, all of the defendants had pleaded not guilty and trial had been set for October 13, 2004 in United States District Court in San Diego. It is unknown whether the filing of the third superseding indictment will affect the trial date. If convicted, the two defendant subsidiaries would be subject to monetary penalties and exclusion from participation in the Medicare program and other federal and state health care programs.

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

        In addition, Tenet is cooperating with the United States Attorney's Office in Los Angeles regarding its investigation into physician agreements, coronary procedures and billing practices at three hospitals in Southern California—Centinela Hospital Medical Center, Daniel Freeman Memorial Hospital and USC University Hospital—from 1998 to the present. In October 2003, January 2004 and March 2004, Tenet received voluntary document requests from the government seeking information concerning this investigation.

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

  Florida Medicaid Investigation

        The Florida Medicaid Fraud Control Unit ("FMFCU") issued an investigative subpoena to Tenet in June 2003 seeking employee personnel records and contracts with physicians, therapists and management companies, including loan agreements and purchase and sale agreements, from 1992 to the present related to the Florida hospitals owned by Tenet subsidiaries. Since such date, Tenet has received additional requests for information related to the foregoing topics, as well as coding at its Florida hospitals, and it is cooperating with the FMFCU's investigation.

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

  United States Ex Rel. Barbera v. Amisub (North Ridge Hospital), Inc., Case No. 97-6590-CIV-JORDAN (United States District Court for the Southern District of Florida, filed May 13, 1997)

        In March 2004, Tenet and certain of its subsidiaries signed a definitive settlement agreement with the U.S. Department of Justice and other parties to settle this qui tam lawsuit and end the related government investigation into, among other matters, certain physician employment contracts and practice acquisition agreements at North Ridge Medical Center, a Tenet hospital located in Fort Lauderdale, Florida. In addition to Tenet's payment of $22.5 million to resolve this matter, the settlement included a corporate integrity agreement. The corporate integrity agreement is for a five-year period and requires Tenet to comply with all applicable statutes, regulations and written directives of Medicare, Medicaid and other federal health programs related to North Ridge Medical Center. Generally, the corporate integrity agreement requires Tenet and North Ridge Medical Center to (1) have in place compliance officers and compliance committees, (2) review and revise their polices and procedures, (3) conduct training, (4) report any probable violations of law, and (5) conduct independent reviews in such areas as physician arrangements, cost reporting and unallowable costs. Tenet is in the process of implementing the corporate integrity agreement.

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

        In addition, a similar class action entitled Wade v. Tenet Healthcare Corporation, et al., No. Ct-000250-03, was filed in Circuit Court in Memphis, Tennessee on January 15, 2003. The complaint asserts claims for violation of the Tennessee Consumer Protection Act, unjust enrichment, fraudulent concealment, declaratory relief and breach of contract. These claims are based on allegations that Tenet excessively inflated its charges for medical products, medical services and prescription drugs at its hospitals. Plaintiffs seek compensatory and punitive damages, attorneys' fees, and equitable and other relief. On April 28, 2003, Tenet filed a motion to dismiss the complaint. On November 13, 2003, the court accepted Tenet's challenges to the sufficiency of the complaint and granted plaintiffs leave to amend to allege certain matters with more specificity. Plaintiffs filed an amended complaint on March 12, 2004, and Tenet's responsive pleading is due on or before May 28, 2004.

        On March 31, 2003, Tenet was served with a similar class action in Louisiana, entitled Jordan, et al. v. Tenet Healthcare Corp., et al., No 591 374, Civil District Court, Jefferson Parish. The class action complaint alleged that the seven Louisiana hospitals owned by subsidiaries of Tenet charged excessive amounts for prescription drugs, medical services and medical products. The complaint asserted claims for violation of the Louisiana Unfair Trade Practice and Consumer Protection Law, and sought on behalf of the alleged class an accounting, injunctive relief, restitution, compensatory damages and attorneys' fees and costs. The Jordan action was dismissed with prejudice by the court on statute of limitations grounds. A nearly identical action, Wright v. Tenet Healthcare Corp. et al., No. 2003 6262, Civil District Court, Orleans Parish, Louisiana, was filed on April 22, 2003. The court granted defendant's exception to the Wright complaint for failure to state a cause of action and gave plaintiff 30 days to amend her petition. On November 14, 2003, plaintiff filed an amended petition, alleging claims against Tenet under the Louisiana Unfair Practices Act, as well as claims for unjust enrichment, fraud and misrepresentation. A third class action was filed in Louisiana on May 5, 2003, entitled Miranda v. Tenet Louisiana, Tenet Healthcare Corp., No. 03 6893, Civil District Court, Orleans Parish. The class action complaint, filed on behalf of all uninsured and partially insured residents of Louisiana who were treated at Tenet-affiliated hospitals in Louisiana since February 1, 1999, alleges that the hospitals charged excessive prices for health care and pharmaceuticals. Plaintiff asserts claims for unjust enrichment, negligent misrepresentation, fraud and misrepresentation, and breach of contract, and seeks compensatory and punitive damages, attorneys' fees and equitable, injunctive and other relief. Tenet filed exceptions seeking to have the complaint dismissed. Subsequently, the Wright and Miranda plaintiffs moved to consolidate the two actions. By agreement of the parties, plaintiffs will file a consolidated amended petition that will supersede all previous petitions. Tenet will then re-notice its exceptions to apply to the consolidated amended petition.

        Two similar class actions were filed in Florida, Sanchez v. Lifemark Hospital of Florida dba Palmetto General Hospital, No. 03 10131 CA 32, Miami-Dade County, filed April 25, 2003, and Garcia v. Tenet Healthcare Corp. et al., No. 03 008646 CA 18b, Broward County, filed May 16, 2003. On October 15, 2003, plaintiffs in the Sanchez action filed a notice of voluntary dismissal without prejudice. In the Garcia action, plaintiffs allege, on behalf of themselves and a purported class of uninsured and partially insured patients, that Tenet and/or its affiliated hospitals charged excessive and unlawful prices for medical products, services and pharmaceuticals. The complaint alleges a violation of Florida's Deceptive and Unfair Trade Practices Act and also asserts claims for unfair competition and unjust enrichment and seeks damages, attorneys' fees, and injunctive and other equitable relief. Tenet filed a motion to dismiss the complaint, which was heard on April 29, 2004. As of April 30, 2004, the court had not yet ruled on the motion.

        A similar class action was filed on June 19, 2003 in South Carolina, entitled Comer v. Tenet Healthcare Corporation, No 03-CP-46-1688, Court of Common Pleas, Sixth Judicial Circuit, York County. The action has been amended and renamed Atherton v. Tenet Healthcare Corp. & AMISUB of South Carolina, Case No. 03-CP-46-1688. The amended complaint alleges, on behalf of plaintiffs and all "uninsured or self-pay patients" treated at Piedmont Medical Center in York County, South Carolina, since January 1, 1997, that the charges at Piedmont Medical Center are excessive and in breach of a contract between York County and the defendant and trustees of the hospital to limit charges at the hospital. In addition to this breach of contract claim, plaintiffs also have alleged claims for unjust enrichment and implied contract for value of goods and services received and seek compensatory and punitive damages, injunctive and other relief. Tenet filed a motion for summary judgment on all claims, which was heard on March 1, 2004. On March 29, 2004, the court granted Tenet's motion for summary judgment in its entirety as to all claims asserted by plaintiff.

        Finally, a similar class action was filed on December 17, 2003 in Pennsylvania, entitled Wright v. Tenet Healthcare Corp., No. 002365, Court of Common Pleas, Philadelphia County, on behalf of all Pennsylvania residents who allegedly paid unlawful or unfair prices for prescription drugs or medical products or procedures at hospitals or other medical facilities owned by Tenet and/or its subsidiaries. The complaint alleges causes of action for violation of the Pennsylvania Unfair Trade Practices Act, breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment, and seeks damages, restitution, injunctive relief and attorneys' fees. Tenet filed a motion to dismiss the action on February 26, 2004. In response, plaintiff filed an amended complaint and, subsequently, filed a motion for leave to amend to add a new plaintiff and several additional defendant entities. Tenet will move to dismiss plaintiff's amended complaint once all additional parties have been named.

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

        On January 15, 2004, after the court granted in November 2003 defendants' motion to dismiss plaintiffs' first amended complaint for failure to plead fraud with particularity, plaintiffs filed their second amended complaint. The named defendants are Tenet, Jeffrey Barbakow, David Dennis, Thomas Mackey, Raymond Mathiasen, Barry Schochet and Christi Sulzbach. The claims in the second amended complaint are (1) securities fraud under Section 10(b) of and Rule 10b-5 under the Securities Exchange Act of 1934 (the "Exchange Act"), (2) control person liability pursuant to Section 20(a) of the Exchange Act, (3) insider trading under Section 10(b) of and Rule 10b-5 under the Exchange Act, (4) making false statements in registration statements for Tenet's debt offerings under Section 11 of the Securities Act of 1933, and (5) control person liability pursuant to Section 15 of Securities Act. Plaintiffs allege that Tenet and the individual defendants made or were responsible for false and misleading statements concerning Tenet's receipt of Medicare outlier payments and allegedly medically unnecessary heart surgeries at Tenet's Redding Medical Center. Plaintiffs have not identified their damage theory, nor specified an amount of monetary damages. Defendants' Motion to Dismiss was filed on March 1, 2004. The hearing on this motion is scheduled for May 24, 2004.

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

        Plaintiffs filed their amended complaint on January 15, 2004. In addition to common law claims for breach of fiduciary duty, abuse of control, waste of corporate assets, indemnification, insider trading and unjust enrichment, the Second Consolidated Amended Complaint alleges violations of Sections 14(a) and 10(b) of the Exchange Act and Rules 14a-9 and 10b-5 under the Exchange Act. Plaintiffs have alleged that the court has diversity jurisdiction over the state law claims. Plaintiffs seek declarations that the directors violated Section 14(a) of the Exchange Act, that Jeffrey Barbakow violated Section 10(b) of and Rule 10b-5 under the Exchange Act, that defendants are liable for contribution and indemnification under Section 10(b) of and Rule 10b-5 under the Exchange Act, that defendants committed insider trading, and that defendants breached their fiduciary duties, were unjustly enriched and must indemnify Tenet under common law. The action also seeks an order that defendants refrain from further breaches of fiduciary duty. Plaintiffs further seek compensatory damages in an unstated amount, recovery of "millions of dollars" of profit from alleged insider trading and imposition of an equitable lien to secure recovery, repayment of salaries and other compensation, statutory treble damages and punitive damages. Defendants filed a motion to dismiss this complaint on March 1, 2004. The hearing on this motion is scheduled for May 24, 2004.

  SEC Investigation

        The Securities and Exchange Commission initiated a formal investigation of Tenet and certain of its current and former directors and officers by order dated April 22, 2003. The confidential investigation concerns whether Tenet's disclosures in its financial reports of outlier reimbursements and stop-loss payments under managed care contracts were misleading or otherwise inadequate, and whether there was any improper trading in Tenet's securities by current and former directors and officers of Tenet. The securities law provisions implicated include Sections 10(b) and 17(a) of the Exchange Act, Rules 12b-20, 13a-1 and 13a-13 under the Exchange Act, and regulations associated with those statutes and rules.

        The SEC has served a series of document requests and deposition subpoenas on the Company and current and former employees, officers and directors, and Tenet is cooperating with the government with respect to the investigation.

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

        Defendants demurred to plaintiff's claim on February 9, 2004. The hearing on defendants' demurrers was held on April 2, 2004. At the conclusion of the hearing, the judge took the matter under submission. The judge later dismissed the plaintiff's complaint without leave to amend on April 20, 2004.

  REDDING MEDICAL CENTER

  Redding OIG Administrative Action

        On August 4, 2003, following an investigation by federal government agencies regarding whether two physicians who had staff privileges at Redding Medical Center, Inc. performed medically unnecessary invasive cardiac procedures at the hospital, Tenet reached a settlement with the United States and the State of California in the amount of $54 million. This settlement resolved all civil and monetary administrative claims that the United States may have had under the False Claims Act, the Civil Monetary Penalties Law, the Program Fraud Civil Remedies Act and/or common law theories of payment by mistake, unjust enrichment, breach of contract and fraud arising out of the performance of, and billings for, allegedly medically unnecessary cardiac procedures at Redding Medical Center from January 1, 1997 through December 31, 2002. In addition, the settlement resolves all civil and monetary administrative claims the State of California may have had under California Government Code Section 12650-54 and/or common law theories of payment by mistake, unjust enrichment, breach of contract and fraud arising out of this same alleged conduct. Tenet has been informed by the U.S. Attorney's Office for the Eastern District of California that it will not initiate any criminal charges against Redding Medical Center, Tenet HealthSystem Hospitals or Tenet for the conduct covered by the settlement. The settlement had no affect on the civil litigation described below.

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

        On April 16, 2004, Tenet entered into an asset sale agreement with Hospital Partners of America Inc. to sell certain hospital assets of Redding Medical Center, Inc. The OIG's exclusion proceedings were undertaken against Redding Medical Center, the corporate entity, not against the hospital assets. The obligations set forth in the Divestiture Agreement are exclusively those of Redding Medical Center, Tenet HealthSystems Hospitals and Tenet, and are not applicable to any bona fide purchaser of the hospital assets, including Hospital Partners of America Inc. The Divestiture Agreement states explicitly that its terms do not apply to the hospital assets during any time period in which they are not owned or operated by Tenet. Further, the terms of the agreement terminate on the date on which Tenet completely divests itself of ownership and management of the hospital assets.

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

  (20)
  Alvarez, et al. v. Tenet Healthcare Corp., et al., Case No. 149063 (California Superior Court, Shasta County, filed June 16, 2003);

  (21)
  Baldini, et al. v. Tenet Healthcare Corp., et al., Case No. 149025 (California Superior Court, Shasta County, filed June 12, 2003);

  (22)
  Handel, et al. v. Tenet Healthcare Corp., et al., Case No. 149064 (California Superior Court, Shasta County, filed June 16, 2003);

  (23)
  Wooten, et al. v. Tenet Healthcare Corp., et al., Case No. 148633 (California Superior Court, Shasta County, filed April 28, 2003);

  (24)
  Hunt, S. v. Tenet Healthcare Corp., et al., Case No. 148283 (California Superior Court, Shasta County, filed March 18, 2003);

  (25)
  Zamora v. Tenet Healthcare Corp., et al., Case No. 149510 (California Superior Court, Shasta County, filed August 11, 2003);

  (26)
  Ford v. Chae Moon, et al., Case No. 149809 (California Superior Court, Shasta County, filed September 17, 2003);

  (27)
  Burton, et al. v. Tenet Healthcare Corporation, et al., Case No. 148703 (California Superior Court, Shasta County, filed May 5, 2003);

  (28)
  Calistro, et al. v. Tenet Healthcare Corporation, et al., Case No. 148705 (California Superior Court, Shasta County, filed May 5, 2003);

  (29)
  Gately, et al. v. Tenet Healthcare Corporation, et al., Case No. 148932 (California Superior Court, Shasta County, filed June 3, 2003);

  (30)
  Ogram v. Tenet Healthcare Corporation, et al., Case No. 148704 (California Superior Court, Shasta County, filed May 5, 2003);

  (31)
  Roope v. Chae Moon, et al., Case No. 148247 (California Superior Court, Shasta County, filed March 14, 2003);

  (32)
  Dillard et al. v. Chae Moon, et al., Case No. 150217 (California Superior Court, Shasta County) (originally filed on January 31, 2003 in Sacramento County, then transferred);

  (33)
  Gill v. Chae Moon, et al., Case No. 151163 (California Superior Court, Shasta County) (originally filed on February 25, 2003 in Sacramento County, then transferred);

  (34)
  Harrison, et al. v. Chae Moon, et al., Case No. 149411 (California Superior Court, Shasta County, filed July 30, 2003);

  (35)
  Leaf, et al. v. Chae Moon, et al., Case No. 150222 (California Superior Court, Shasta County) (originally filed on February 10, 2003 in Sacramento County, then transferred);

  (36)
  Parker v. Chae Moon, et al., Case No. 151178 (California Superior Court, Shasta County) (originally filed on March 10, 2003 in Sacramento County, then transferred);

  (37)
  Shrader, et al. v. Chae Moon, et al., Case No. 149062 (California Superior Court, Shasta County, filed June 16, 2003);

  (38)
  Wigley v. Chae Moon, et al., Case No. 151183 (California Superior Court, Shasta County) (originally filed on March 10, 2003 in Sacramento County, then transferred);

  (39)
  Hooper, et al. v. Tenet Healthcare Corporation, et al., Case No. 03AS04983 (California Superior Court, Sacramento County, filed September 5, 2003);

  (40)
  Aduddell, et al. v. Tenet Healthcare Corp., et al., Case No. 148656 (California Superior Court, Shasta County, filed April 30, 2003);

  (41)
  Bontrager v. Tenet Healthcare Corp., et al., Case No. 148029 (California Superior Court, Shasta County, filed February 20, 2003);

  (42)
  Osborne v. Tenet Healthcare Corp., et al., Case No. 148027 (California Superior Court, Shasta County, filed February 20, 2003);

  (43)
  Stein v. Tenet Healthcare Corp., et al., Case No. 148028 (California Superior Court, Shasta County, filed February 20, 2003);

  (44)
  Alford, et al. v. Tenet Healthcare Corp., et al., Case No. 149320 (California Superior Court, Shasta County, filed July 18, 2003);

  (45)
  Kenzy, et al. v. Tenet Healthcare Corp., et al., Case No. 150162 (California Superior Court, Shasta County, filed December 23, 2003);

  (46)
  Waterman, et al. v. Tenet Healthcare Corp., et al., Case No. 149551 (California Superior Court, Shasta County, filed August 15, 2003);

  (47)
  Crocker v. Chae Moon, et al., Case No. 150106 (California Superior Court, Shasta County, filed October 21, 2003);

  (48)
  McQuillan v. Chae Moon, et al., Case No. 150104 (California Superior Court, Shasta County, filed October 21, 2003);

  (49)
  Almazan, et al. v. Tenet Healthcare Corp., et al., Case No. 149533 (California Superior Court, Shasta County, filed August 15, 2003);

  (50)
  Altic, et al. v. Tenet Healthcare Corp., et al., Case No. 149476 (California Superior Court, Shasta County, filed August 7, 2003);

  (51)
  Barber, E., et al. v. Tenet Healthcare Corp., et al., Case No. 149543 (California Superior Court, Shasta County, filed August 14, 2003);

  (52)
  Branscum, et al. v. Tenet Healthcare Corp., et al., Case No. 149475 (California Superior Court, Shasta County);

  (53)
  Eidson, et al. v. Tenet Healthcare Corp., et al., Case No. 149542 (California Superior Court, Shasta County, filed August 14, 2003);

  (54)
  Falcon, et al. v. Tenet Healthcare Corp., et al., Case No. 149540 (California Superior Court, Shasta County);

  (55)
  Glasgow, et al. v. Tenet Healthcare Corp., et al., Case No. 150126 (California Superior Court, Shasta County);

  (56)
  Hammerstaedt, et al. v. Tenet Healthcare Corp., et al., Case No. 150127 (California Superior Court, Shasta County);

  (57)
  Lee, et al. v. Tenet Healthcare Corp., et al., Case No. 149539 (California Superior Court, Shasta County, filed August 14, 2003);

  (58)
  Marich, et al. v. Tenet Healthcare Corp., et al., Case No. 149318 (California Superior Court, Shasta County, filed July 18, 2003);

  (59)
  Slye, et al. v. Tenet Healthcare Corp., et al., Case No. 150146 (California Superior Court, Shasta County);

  (60)
  Summers v. Tenet Healthcare Corp., et al., Case No. 150176 (California Superior Court, Shasta County);

  (61)
  Aguilera, et al. v. Tenet Healthcare Corp., et al., Case No. 150169 (California Superior Court, Shasta County);

  (62)
  Alexandre, et al. v. Tenet Healthcare Corp., et al., Case No. 149550 (California Superior Court, Shasta County, filed August 15, 2003);

  (63)
  Bradley v. Moon, M.D., et al., Case No. 147998 (California Superior Court, Shasta County, filed February 18, 2003);

  (64)
  Mitchell v. Moon, M.D., et al., Case No. 147997 (California Superior Court, Shasta County, filed February 18, 2003);

  (65)
  Holbrook, et al. v. Moon, M.D., et al., Case No. 150074 (California Superior Court, Shasta County, filed October 20, 2003);

  (66)
  Beem, et al. v. Tenet Healthcare Corp., et al., Case No. 150174 (California Superior Court, Shasta County, filed October 30, 2003);

  (67)
  Beck-Deckert v. Tenet Healthcare Corp., et al., Case No. 150188 (California Superior Court, Shasta County, filed October 30, 2003);

  (68)
  Johnston, et al. v. Tenet Healthcare Corp., et al., Case No. 149920 (California Superior Court, Shasta County, filed October 2, 2003);

  (69)
  Prosser, et al. v. Tenet Healthcare Corp., et al., Case No. 150182 (California Superior Court, Shasta County, filed October 30, 2003);

  (70)
  Rogers v. Tenet Healthcare Corp., et al., Case No. 149918 (California Superior Court, Shasta County, filed October 1, 2003);

  (71)
  Wright, et al. v. Tenet Healthcare Corp., et al., Case No. 149919 (California Superior Court, Shasta County, filed October 1, 2003);

  (72)
  Johnson v. Tenet Healthcare Corp., et al., Case No. 150194 (California Superior Court, Shasta County);

  (73)
  Reynolds v. Tenet Healthcare Corp., et al., Case No. 150756 (California Superior Court, Shasta County);

  (74)
  Eves v. Tenet Healthcare Corp., et al., Case No. 148997 (California Superior Court, Shasta County); and

  (75)
  Gard v. Tenet Healthcare Corp., et al., Case No. 150162 (California Superior Court, Shasta County).

        These cases were filed following the announcement in October 2002 of the government's investigation concerning whether two physicians, who were independent contractors with medical staff privileges at Redding Medical Center, may have performed medically unnecessary coronary procedures. Tenet anticipates that plaintiffs' counsel will proceed with cases on behalf of approximately 700 to 800 patients.

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

        Plaintiffs then filed amended complaints in response to which Tenet again filed demurrers and motions to strike. With the exception of action (7), plaintiffs in their amended complaints deleted their cause of action under Section 17200. The court again sustained the demurrers in their entirety.

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

        As for action (7), which is the only action still alleging a Section 17200 claim, the court similarly sustained the demurrers to plaintiff's original complaint, as well as plaintiff's first amended complaint with leave to amend. The court also struck plaintiff's request for attorneys' fees.

        All of the above actions are being coordinated for pretrial purposes in Shasta County. A master complaint for the above actions was filed on February 26, 2004; a master answer will be filed by May 17, 2004. Discovery has commenced. It is anticipated that the actions may proceed to trial commencing on or before January 2005.

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

  Desert Regional Medical Center Comprehensive Cancer Center

        On April 12, 2004, Tenet received a voluntary document request from the United States Attorney's Office for the Central District of California seeking, among other items, information from 1993 to the present about coding and billing practices at the Comprehensive Cancer Center at Tenet's Desert Regional Medical Center in Palm Springs, California. The request seeks specific information related to 353 patient records. Salick Health Care Inc. manages the Comprehensive Cancer Center. Tenet has operated Desert Regional Medical Center since June 1997 under a long-term lease with the Desert Healthcare District.

  OTHER MATTERS

  David L. Dennis Arbitration

        On October 27, 2003, David L. Dennis, Tenet's former chief financial officer and chief corporate officer, filed a demand for arbitration alleging that he is entitled to payments under a severance benefit plan that was adopted by Tenet's board of directors in January 2003. Tenet's position is that the severance benefit plan does not apply to Mr. Dennis, who resigned in November 2002. The parties are currently in the discovery phase of the arbitration process.

  People's Health Network Investigation

        People's Health Network, or PHN, an unconsolidated New Orleans health plan management services provider in which a Tenet subsidiary holds a 50% membership interest, in October 2003 received two subpoenas from the U.S. Attorney's office in New Orleans seeking certain records from January 1, 1999 to the present. The first subpoena, received October 3, 2003, seeks documents including articles of incorporation and bylaws, membership data, agendas and minutes of meetings, and policy manuals from PHN and additional documents related to several New Orleans-area independent physician associations that also hold membership interests in PHN. The second subpoena, received on October 14, 2003, seeks information on patients who were admitted to a rehabilitation unit and members for whom inpatient rehabilitation services were ordered, recommended or requested, and subsequently denied. On November 21, 2003, PHN received two additional subpoenas from the U.S. Attorney's Office in New Orleans. One of the subpoenas to PHN seeks documents and information from January 1, 1999 to the present related to payments to and contractual matters related to physicians and others, as well as third-party reviews of denials of services. The second subpoena to PHN seeks various documents, including agendas, minutes, bylaws, membership data and policies, from June 1, 2002 to the present, related to certain medical staff committees and other medical staff entities. The U.S. Attorney's Office in New Orleans also issued a subpoena, on November 21, 2003, to Memorial Medical Center, a New Orleans hospital owned by a Tenet subsidiary. That subpoena seeks various documents, including agendas, minutes, bylaws, membership data and policies, from June 1, 2002 to the present, related to certain medical staff committees and other medical entities.

  Centinela Home Health Care Investigation

        On April 13, 2004, Tenet received a voluntary document request from the United States Attorney's Office for the Central District of California primarily seeking information from January 1, 2003 to the present about the relationship between Tenet's Centinela Hospital Medical Center in Inglewood, California and Allied Homecare Consultants Inc., an independent home health placement service. Tenet is cooperating with the investigation.

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

  Internal Revenue Service

        The Internal Revenue Service has completed an examination of Tenet's federal income tax returns for the fiscal years ended May 31, 1995, 1996 and 1997, and it has issued a Revenue Agent's Report in which it proposes to assess an aggregate tax deficiency for the three-year audit period of $157 million plus interest of approximately $126 million through March 31, 2004, before any federal or state tax benefit. The Revenue Agent's Report contains several disputed adjustments, including the disallowance of a deduction for a portion of the civil settlement paid to the federal government in June 1994 related to Tenet's discontinued psychiatric hospital business and a disputed adjustment with respect to the timing of the recognition of income for tax purposes pertaining to Medicare and Medicaid net revenues. Tenet has filed a protest with the Appeals Division of the Internal Revenue Service. In the event that these issues cannot be resolved successfully with the Appeals Division, Tenet may further appeal the findings by filing a petition for redetermination of a deficiency with the Tax Court or by filing a claim for refund in U.S. District Court or in the Court of Federal Claims. In order to file a claim for refund in U.S. District Court or in the Court of Federal Claims, all disputed taxes plus interest must be paid prior to filing the claim. Tenet believes it has adequately provided for all tax matters in dispute related to the Revenue Agent's Report for the fiscal years ended May 31, 1995, 1996 and 1997 as of March 31, 2004.

        The Internal Revenue Service has commenced an examination of Tenet's tax returns for the fiscal years ended May 31, 1998 through the transition period ended December 31, 2002. Tenet is not able to estimate the total amount, if any, that it might owe or pay upon the final resolution of these issues, nor is Tenet able to estimate the timing of such resolution.

  Medical Malpractice and Other Ordinary Course Matters

        In addition to the matters described above, Tenet is subject to claims and lawsuits in the ordinary course of business. The largest categories of these claims relate to medical malpractice.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

(b)
Certification of Stephen D. Farber, Chief Financial Officer

(32)
Section 1350 Certifications of Trevor Fetter, President and Chief Executive Officer, and Stephen D. Farber, Chief Financial Officer

(b)
Reports on Form 8-K

        The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the first quarter of 2004:

Date of Event Reported	Item Reported
January 28, 2004	Item 12 *
January 28, 2004	Item 12 *
March 3, 2004	Item 9 *
March 9, 2004	Item 9 *

*
The information in the Forms 8-K furnished pursuant to Item 9 or Item 12 is not considered to be "filed" for the purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

        Note: Items 2, 3, 4, and 5 of Part II are omitted because they are not applicable.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2004

TENET HEALTHCARE CORPORATION (Registrant)
/s/ STEPHEN D. FARBER Stephen D. Farber Chief Financial Officer (Principal Financial Officer)
/s/ TIMOTHY L. PULLEN Timothy L. Pullen Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)

QuickLinks

CONTENTS
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS Dollars in Millions
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS Three Months ended March 31, 2003 and 2004 Dollars in Millions, Except Per-Share Amounts
CONSOLIDATED STATEMENTS OF CASH FLOWS Three Months ended March 31, 2003 and 2004 Dollars in Millions
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES