Form 10-Q
period 2004-06-30
TENET HEALTHCARE CORP
filed 2004-08-03
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-7293

TENET HEALTHCARE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	95-2557091
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3820 State Street
Santa Barbara, CA  93105
(Address of principal executive offices)

(805) 563-7000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  X   No

As of June 30, 2004, there were 466,135,031 shares of $0.05 par value common stock outstanding.

Note: Items 2, 3 and 5 of Part II are omitted because they are not applicable.

TENET HEALTHCARE CORPORATION and subsidiaries  1

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

	December 31, 2003	June 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$619	$1,193
Investments in debt securities	123	123
Accounts receivable, less allowance for doubtful accounts ($500 at December 31 and $838 at June 30)	2,415	1,929
Inventories of supplies, at cost	224	187
Income tax receivable	-	95
Deferred income taxes	401	442
Assets held for sale	129	670
Other current assets	337	289
Total current assets	4,248	4,928
Investments and other assets	386	305
Property and equipment, at lower of cost or fair value, less accumulated depreciation and amortization	5,557	4,823
Goodwill	1,949	1,913
Other intangible assets, at lower of cost or fair value, less accumulated amortization ($112 at December 31 and $94 at June 30)	158	181
Total assets	$12,298	$12,150
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$18	$26
Accounts payable	987	853
Accrued compensation and benefits	464	480
Income taxes payable	36	-
Professional liability reserves	115	116
Accrued interest	53	50
Accrued legal settlement costs	203	19
Other current liabilities	518	529
Total current liabilities	2,394	2,073
Long-term debt, net of current portion	4,039	4,488
Professional liability reserves	511	603
Other long-term liabilities and minority interests	989	991
Deferred income taxes	4	108
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 519,012,960 shares issued at December 31 and 520,328,650 shares issued at June 30; and additional paid-in capital	4,150	4,230
Accumulated other comprehensive loss	(8)	(14)
Retained earnings	1,710	1,162
Less common stock in treasury, at cost, 54,226,419 shares at December 31 and 54,193,619 shares at June 30	(1,491)	(1,491)
Total shareholders’ equity	4,361	3,887
Total liabilities and shareholders’ equity	$12,298	$12,150

See accompanying Notes to Condensed Consolidated Financial Statements.

2  TENET HEALTHCARE CORPORATION and subsidiaries

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months ended June 30, 2003 and 2004

Dollars in Millions,

Except Per-Share Amounts

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2004	2003	2004
Net operating revenues	$2,657	$2,570	$5,387	$5,221
Operating expenses:
Salaries and benefits	1,143	1,131	2,269	2,268
Supplies	414	437	830	882
Provision for doubtful accounts	236	499	462	790
Other operating expenses	567	610	1,105	1,166
Depreciation and amortization	98	95	195	191
Impairment of long-lived assets and goodwill	79	21	266	23
Restructuring charges	76	22	85	79
Costs of litigation and investigations	68	9	74	19
Loss from early extinguishment of debt	-	5	-	5
Operating income (loss)	(24)	(259)	101	(202)
Interest expense	(75)	(73)	(146)	(150)
Investment earnings	4	3	10	7
Minority interests	(7)	-	(15)	(5)
Net gain on sale of subsidiary common stock and long-term investments	9	6	9	6
Impairment of investment securities	(5)	-	(5)	-
Loss from continuing operations before income taxes	(98)	(323)	(46)	(344)
Income tax (expense) benefit	31	110	(17)	114
Loss from continuing operations	(67)	(213)	(63)	(230)
Discontinued operations:
Income (loss) from operations of asset group	31	(96)	62	(158)
Impairment of long-lived assets and goodwill, and restructuring charges	(124)	(247)	(185)	(334)
Net gain on sales of asset group	-	31	-	29
Income tax (expense) benefit	(35)	99	(29)	145
Loss from discontinued operations	(128)	(213)	(152)	(318)
Net income (loss)	$(195)	$(426)	$(215)	$(548)

Loss per common share and common equivalent share:
Basic
Continuing operations	$(0.14)	$(0.45)	$(0.13)	$(0.50)
Discontinued operations	(0.28)	(0.46)	(0.33)	(0.68)
	$(0.42)	$(0.91)	$(0.46)	$(1.18)
Diluted
Continuing operations	$(0.14)	$(0.45)	$(0.13)	$(0.50)
Discontinued operations	(0.28)	(0.46)	(0.33)	(0.68)
	$(0.42)	$(0.91)	$(0.46)	$(1.18)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	465,110	465,922	467,796	465,609
Diluted	465,110	465,922	467,796	465,609

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION and subsidiaries  3

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months ended June 30, 2003 and 2004

Dollars in Millions

	Six Months ended June 30
	2003	2004
Net income (loss)	$(215)	$(548)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	195	191
Provision for doubtful accounts	462	790
Deferred income taxes	(84)	(182)
Stock-based compensation charges	76	57
Impairment of long-lived assets and goodwill, and restructuring charges	356	102
Loss from early extinguishment of debt	-	5
Pre-tax loss from discontinued operations	123	463
Other items	47	(9)
Increase (decrease) in cash from changes in operating assets and liabilities, net of effects from purchases and sales of businesses:
Accounts receivable	(536)	(528)
Inventories and other current assets	(1)	30
Income taxes payable	(244)	(136)
Accounts payable, accrued expenses and other current liabilities	103	(90)
Other long-term liabilities	213	111
Payments against reserves for restructuring charges and litigation costs and settlements	(26)	(244)
Net cash provided by operating activities from discontinued operations, excluding income taxes	114	73
Net cash provided by operating activities	583	85
Cash flows from investing activities:
Purchases of property and equipment:
Continuing operations	(312)	(175)
Discontinued operations	(77)	(10)
Construction of new hospitals	(29)	(65)
Proceeds from sales of facilities and other assets	3	190
Cash released from escrow account to fund construction costs	-	76
Investment in hospital authority bonds	(105)	(2)
Other items	25	(21)
Net cash used in investing activities	(495)	(7)
Cash flows from financing activities:
Sale of new senior notes	979	954
Repurchases of senior notes	-	(450)
Proceeds from other borrowings	49	-
Payments of other borrowings	(906)	(13)
Repurchases of common stock	(208)	-
Other items	9	5
Net cash provided by (used in) financing activities	(77)	496
Net increase in cash and cash equivalents	11	574
Cash and cash equivalents at beginning of period	210	619
Cash and cash equivalents at end of period	$221	$1,193
Supplemental disclosures:
Interest paid	$103	$137
Income taxes paid, net of refunds received	$314	$53

See accompanying Notes to Condensed Consolidated Financial Statements.

4  TENET HEALTHCARE CORPORATION and subsidiaries

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

NOTE 1  BASIS OF PRESENTATION

This quarterly report for Tenet Healthcare Corporation (together with our subsidiaries, referred to as “Tenet,” the “Company,” “we” or “us”) supplements our Annual Report on Form 10-K for the year ended December 31, 2003 that we filed with the Securities and Exchange Commission (“SEC”) on March 15, 2004, and our Current Report on Form 8-K filed with the SEC on June 14, 2004, which reflects the reclassification of certain financial information from continuing operations to discontinued operations.   As permitted by the SEC for interim reporting, we have omitted certain footnotes and disclosures that substantially duplicate those in our Annual Report. For further information, refer to the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2003 and our Current Report on Form 8-K filed on June 14, 2004.

Certain prior-period balances in the accompanying condensed consolidated financial statements have been reclassified to conform to the current period’s presentation of financial information. These reclassifications, primarily for discontinued operations as described in Note 3, have no impact on total assets, liabilities, shareholders’ equity, net loss or cash flows. Unless otherwise indicated, all relevant financial and statistical information included herein relates to our continuing operations.

Although the condensed consolidated financial statements and related footnotes within this document are unaudited, we believe all adjustments considered necessary for fair presentation have been included.

Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. Reasons for this include, among others: overall revenue and cost trends, particularly recent trends in patient accounts receivable collectibility and associated increases in provisions for doubtful accounts; the timing and magnitude of price changes; fluctuations in revenue allowances, including the impact of phasing in the price discounting components of our Compact with Uninsured Patients (“Compact”); changes in Medicare regulations; the timing and magnitude of negotiations with managed care companies; levels of malpractice expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates; the timing and amounts of stock option grants to employees, directors and others; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, our results of operations at our general hospitals and related health care facilities include, but are not limited to (1) unemployment levels, (2) the business environment of local communities, (3) the number of uninsured and underinsured patients in local communities, (4) seasonal cycles of illness, (5) climate and weather conditions, (6) vacation patterns of both patients and physicians, and (7) other factors relating to the timing of elective procedures.  These considerations apply to year-to-year comparisons as well.

TENET HEALTHCARE CORPORATION and subsidiaries  5

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

NOTE 2  PROVISION FOR DOUBTFUL ACCOUNTS

During the quarter ended June 30, 2004, we recorded additional provisions for doubtful accounts in the amount of $254 million, of which $204 million is for continuing operations and $50 million is for discontinued operations, to write down our self-pay patient accounts receivable to their estimated net realizable value.  The additional provisions for doubtful accounts resulted primarily from changes in how we estimate the net realizable value of self-pay accounts by further accelerating the write-down of those accounts.

Prior to the quarter ended September 30, 2003, we had employed a methodology that utilized graduated write-downs of our self-pay accounts that escalated toward the end of a 120-day aging period.  As a result of evaluating and analyzing recent collection trends of our self-pay accounts, we changed to a straight-line write-down methodology in the quarter ended September 30, 2003.

During the quarter ended June 30, 2004, we further modified our estimation process for writing down these self-pay accounts by eliminating the utilization of a straight-line methodology to estimate the net realizable value of all existing self-pay accounts (and all future self-pay accounts receivables when they are recorded).  This change in how we estimate the net realizable value of self-pay accounts is attributable to an adverse change in our business mix as admissions of uninsured and underinsured patients have grown and the fact that we began to phase in the price discounting components of our Compact at many of our hospitals during the quarter ended June 30, 2004.  The Compact is designed to offer managed care-style discounts to most uninsured patients, which enables us to offer lower rates to those patients, who historically have been charged standard gross charges.  As mentioned above, a significant portion of those charges have often been written down as provision for doubtful accounts as the accounts aged since the likelihood of collection decreases.  Under the Compact, the discount offered to uninsured patients is recognized as a contractual allowance, which reduces net patient revenues at the time the self-pay accounts are recorded and should reduce our provision for doubtful accounts in the future.  On February 19, 2004, the Secretary of Health and Human Services confirmed that hospitals can provide discounts to uninsured patients, which allows us to implement our discount plan in accordance with state law.   The price discounts for uninsured patients began to be phased in during the second quarter of this year at many of our hospitals and will be in effect at most of our hospitals by the end of this year.  We are evaluating and addressing legal and other issues that may limit our ability to implement the price discounting components of the Compact in all states where our hospitals are located, particularly Texas and California.

NOTE 3  DISCONTINUED OPERATIONS

In January 2004, we announced a major restructuring of our operations involving the proposed divestiture of 27 domestic general hospitals (19 in California and eight others in Louisiana, Massachussetts, Missouri and Texas).  We expect to use the proceeds from these divestitures for general corporate purposes.  We anticipate that the divestitures will be completed by the end of 2004.

On June 30, 2004, we sold Brownsville Medical Center in Brownsville, Texas, which was one of the 27 domestic general hospitals whose intended divesture we announced in January 2004.  Net after-tax proceeds, including the liquidation of working capital, are estimated to be approximately $68 million.

6  TENET HEALTHCARE CORPORATION and subsidiaries

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

On July 19, 2004, we announced that several of our subsidiaries had entered into a definitive agreement to sell four acute care hospitals in the Los Angeles, California area.  The hospitals are Garfield Medical Center, Monterey Park Hospital, Greater El Monte Community Hospital and Whittier Hospital Medical Center.  These four hospitals are also among the 27 domestic general hospitals whose intended divestiture we announced in January 2004.  Estimated net after-tax proceeds, including the liquidation of working capital, are expected to approximate $95 million.

In addition to the hospitals divested or to be divested as part of the restructuring program we announced in January 2004, we recently completed two other divestitures.  In May 2004, we sold our general hospital in Barcelona, Spain.   Net after-tax proceeds from the sale were approximately $50 million, including an estimated $4.4 million in contingent payments.  In addition, the buyer assumed approximately $31 million in long-term debt and other liabilities, and retained the working capital.  We expect to use the net proceeds for general corporate purposes.

Also, on July 16, 2004, we announced that one of our subsidiaries had sold certain hospital assets of Redding Medical Center in Redding, California for net after-tax proceeds, including the liquidation of working capital, of approximately $57 million.  We announced in December 2003, as part of an agreement with the Office of the Inspector General (OIG) of the U.S. Department of Health and Human Services, that we would seek a buyer for this facility (See Note 5).  At this time, the proceeds from the sale will be retained by Redding Medical Center, Inc., our subsidiary that formerly owned the hospital.  Redding Medical Center, Inc. will also retain substantially all of its pre-closing liabilities.

In connection with the above actions and other previously announced divestiture plans, we have:

•                    Classified the results of operations of the following hospitals as discontinued operations in the accompanying condensed consolidated statements of operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets:

-                    The 14 general hospitals whose intended divestiture we announced in March 2003, all of which were sold or closed prior to the quarter ended June 30, 2004,

-                    Redding Medical Center,

-                    26 of the 27 hospitals whose intended divestiture we announced in January 2004;  the other hospital, Doctors Medical Center - San Pablo, will be classified as a held and used asset and included in continuing operations until July 31, 2004 when its lease was terminated pursuant to giving notice to the landlord,

-                    Our general hospital in Barcelona, Spain, and

-                    Century City Hospital in Los Angeles, California, a previously leased hospital that we no longer operated by the end of April 2004.

•                    Classified $647 million of assets to be disposed of, consisting primarily of property and equipment, goodwill, and associated deferred tax assets, as “held for sale” in the accompanying condensed consolidated balance sheet at June 30, 2004. The amounts recorded are at the lower of either the asset’s carrying amount or its fair value, less estimated costs to sell. The fair-value estimates were derived from independent appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows. Because we do

TENET HEALTHCARE CORPORATION and subsidiaries  7

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

not intend to sell the accounts receivable of the asset group, these receivables, less the related allowance for doubtful accounts, have been included in our consolidated net accounts receivable in the accompanying condensed consolidated balance sheets with any applicable activity being recorded in discontinued operations.  At June 30, 2004, the net accounts receivable retained of the hospitals previously sold and those to be divested aggregated $344 million.

•                    Recorded an $86 million impairment charge in discontinued operations during the quarter ended March 31, 2004 and a $244 million impairment charge in the quarter ended June 30, 2004, primarily for the write-down of long-lived assets ($54 million and $243 million, respectively) and goodwill ($32 million and $1 million, respectively) to their estimated fair values, less estimated costs to sell.

Net operating revenues and loss before taxes reported in discontinued operations for the six-month periods ended June 30, 2003 and 2004 are as follows:

	Six Months ended
	June 30
	2003	2004
	(in millions)
Net operating revenues	$1,904	$1,346
Pre-tax loss from discontinued operations	(123)	(463)

The above pre-tax loss amounts include asset impairment and restructuring charges of $185 million in 2003 and $334 million in 2004, and an aggregate net gain of approximately $29 million in 2004, primarily from the sale of Brownsville Medical Center, Redding Medical Center and our hospital in Spain.  As we move forward with our previously announced divestiture plans, we may incur additional asset impairment and restructuring charges in future periods.

During the quarter ended June 30, 2003, we recorded an after-tax charge in discontinued operations for taxes and interest of approximately $70 million in connection with a civil settlement paid to the federal government (see Notes 5 and 12).

NOTE 4                 IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL, AND RESTRUCTURING CHARGES

During the quarter ended June 30, 2004, we recorded impairment charges of $21 million and restructuring charges of $22 million.  The $21 million impairment charge was primarily for the write-down of long-lived assets to their estimated fair values at Medical College of Pennsylvania Hospital (MCPH) in Philadelphia, Pennsylvania, which we previously announced our intent to close.  On July 28, 2004, we entered into a binding letter of agreement with the Commonwealth of Pennsylvania and two Pennsylvania nonprofit corporations (WMCH, Inc. and East Falls Hospital System) to sell MCPH for $1.  Under the letter of agreement, the MCPH facilities and grounds will be sold to WMCH, Inc.  Also, certain of MCPH’s non-real estate assets, including most hospital equipment, will be transferred by us to East Falls Hospital System, which will operate the facility as an acute care

8  TENET HEALTHCARE CORPORATION and subsidiaries

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

hospital effective September 1, 2004.  The $22 million of restructuring charges consist of $8 million in employee severance costs, $8 million in non-cash stock option modification costs related to terminated employees, and $6 million in contract termination and consulting costs. We will incur additional restructuring costs as we move forward with our restructuring plans and may incur additional asset impairment charges in future periods.

During the quarter ended March 31, 2004, we recorded impairment charges of $2 million for the write-down of long-lived assets and restructuring charges of $57 million.   The $57 million of restructuring charges consist of $9 million in employee severance costs and $48 million in closure costs related to an academic affiliation agreement with Drexel University College of Medicine in Philadelphia. In connection with our previously announced intent to divest MCPH, we are contractually responsible for certain university costs.

During the quarter ended March 31, 2003, we recorded goodwill impairment charges of $187 million related to the consolidation of our operating divisions from three to two, which we announced on March 10, 2003.  Because of this restructuring of our operating divisions and regions, along with a realignment of our executive management team and other factors, our goodwill “reporting units” (as defined under SFAS No. 142, Goodwill and Other Intangible Assets) changed. Prior to the restructuring, the reporting units consisted of our three divisions; following the restructuring, they consisted of our five regions. Because of the change in reporting units, we performed a goodwill impairment evaluation in March 2003, which resulted in the above goodwill impairment charge related to our Central-Northeast region.

During the quarter ended June 30, 2003, we recorded impairment charges of $79 million for the write-down of long-lived assets to their estimated fair values at three hospitals.

We recognize impairment charges because our estimates of future cash flows from assets indicate that the carrying amounts of the assets, or groups of assets, are not fully recoverable from estimated future cash flows. Estimates are based on assumptions and projections that we believe to be reasonable and supportable. The fair-value estimates of our long-lived assets and goodwill are derived from independent appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows.

During the quarters ended March 31, 2003 and June 30, 2003, we recorded restructuring charges of $9 million and $76 million, respectively.  The combined charges consisted of $54 million in employee severance, benefits and relocation costs, $31 million in non-cash stock option modification costs related to terminated employees, $6 million in contract terminations and consulting costs, and a $6 million reduction in reserves for restructuring charges recorded in prior periods.  These costs were all incurred in connection with our previously announced plans to reduce our operating expenses.

NOTE 5  CLAIMS AND LAWSUITS

We and our subsidiaries are subject to a significant number of claims and lawsuits. We are also the subject of federal and state agencies’ heightened and coordinated civil and criminal investigations and enforcement efforts, and have received subpoenas and other requests for information relating to a variety of subjects. In the present environment, we expect that these enforcement activities will take

TENET HEALTHCARE CORPORATION and subsidiaries  9

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

on additional importance, that government enforcement activities will intensify, and that additional matters concerning us and our subsidiaries may arise. We also expect new claims and lawsuits to be brought against us from time to time.

The results of these claims and lawsuits cannot be predicted, and it is possible that the ultimate resolution of these claims and lawsuits, individually or in the aggregate, may have a material adverse effect on our business (both in the near and long term), financial position, results of operations or cash flows.  Although we defend ourselves vigorously against claims and lawsuits and cooperate with investigations, these matters (1) could require us to pay substantial damages or amounts in judgments or settlements, which individually or in the aggregate could exceed amounts, if any, that may be recovered under our insurance policies where coverage applies and is available, (2) cause us to incur substantial expenses, (3) require significant time and attention from our management, and (4) could cause us to close or sell hospitals or otherwise modify the way we conduct our business.

We recognize that, where appropriate, our interests may be best served by resolving certain matters without litigation. To that end, we have been and continue to be engaged in general discussions with federal law enforcement agencies regarding the possibility of reaching a non-litigated resolution of outstanding issues with the federal government. We are not able to predict whether such a resolution will in fact occur on any terms, project a timeline for resolution or quantify the economic impact of any non-litigated resolution.  However, if we do reach a non-litigated resolution, we would expect the resolution to be significant and require us to incur additional debt or other financing.  At this time, we have not recorded reserves for such a resolution. If a non-litigated resolution does not occur, we will continue to defend ourselves vigorously against claims and lawsuits.  As stated above, any resolution of significant claims against us, whether as a result of litigation or negotiation, could have a material adverse impact on our liquidity, financial position or results of operations.

Currently pending legal proceedings and investigations that are not in the ordinary course of business are principally related to the subject matters set forth below.

1.               Physician Relationships – We and certain of our subsidiaries are under heightened scrutiny with respect to our hospitals’ relationships with physicians. We believe that all aspects of our relationships with physicians are potentially under review. Proceedings in this area may be criminal, civil or both. A federal grand jury in San Diego, California has indicted Alvarado Hospital Medical Center, Inc. and Tenet HealthSystem Hospitals, Inc. (both Tenet subsidiaries) for allegedly illegal use of physician relocation, recruitment and consulting agreements. (Tenet HealthSystem Hospitals, Inc. is the legal entity that was doing business as Alvarado Hospital Medical Center during some of the period of time covered by the indictment.) Relocation agreements with physicians also are the subject of a criminal investigation by the United States Attorney’s Office for the Central District of California, which served us and several of our subsidiaries with administrative subpoenas seeking documents related to physician relocation agreements at certain Southern California hospitals owned by our subsidiaries, as well as summary information about physician relocation agreements related to all of our hospital subsidiaries. In addition, physician relationships and other matters at several hospitals in Southern California, El Paso, Texas, and New Orleans, Louisiana are the subject of ongoing federal investigations. Also, federal government agencies are conducting an investigation into agreements with the Women’s Cancer Center, a physician’s group practicing in the field of gynecologic oncology, and certain physicians affiliated with that group. An administrative subpoena for documents from us and several of our hospital subsidiaries

10  TENET HEALTHCARE CORPORATION and subsidiaries

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

relating to that investigation was issued in April 2003. Further, in June 2003, the Florida Medicaid Fraud Control Unit issued an investigative subpoena to us seeking the production of employee personnel records and contracts with physicians, physician assistants, therapists and management companies from the Florida hospitals owned by our subsidiaries. Since that time, we have received additional requests for information from that unit.

2.               Pricing – We and certain of our subsidiaries are currently subject to governmental investigations and civil lawsuits arising out of the pricing strategies implemented at facilities owned by our subsidiaries. In that regard, federal government agencies are investigating whether outlier payments made to certain hospitals owned by our subsidiaries were paid in accordance with Medicare laws and regulations, and whether we omitted material facts concerning our outlier revenue from our public filings. In addition, plaintiffs in California, Tennessee, Louisiana, Florida, South Carolina and Pennsylvania have brought class action lawsuits against us and certain of our subsidiaries in courts in those states alleging that they paid unlawful or unfair prices for prescription drugs or medical products or procedures at hospitals or other medical facilities owned by our subsidiaries. While the specific allegations vary from case to case, the plaintiffs generally allege that we and our hospital subsidiaries have engaged in an unlawful scheme to inflate charges for medical services and procedures, pharmaceutical supplies and other products, and prescription drugs.

We and our subsidiaries are also engaged in disputes with a number of managed care plans concerning charges at facilities owned by our subsidiaries and the impact of those charges on stop-loss and other payments. These disputes involve accounts receivable owed to our subsidiaries’ facilities, as well as claims by the managed care plans for alleged overcharges, and the disputes are in various stages, from negotiation to litigation.

3.               Securities and Shareholder Matters – A consolidated class action lawsuit is pending in federal court in Los Angeles, California against us and certain of our current and former officers alleging violations of the federal securities laws. In addition, a number of shareholder derivative actions have been filed against certain current and former members of our board of directors and former members of senior management by shareholders. These actions purport to allege various causes of action on our behalf and for our benefit, including breach of fiduciary duty, insider trading and other causes of action. The shareholder derivative actions are pending in federal court in Los Angeles, and in state court in Santa Barbara, California. In addition, the Securities and Exchange Commission is conducting a formal investigation of us and certain of our current and former directors and officers with respect to whether the disclosures in our financial reports of Medicare outlier reimbursements and stop-loss payments under managed care contracts were misleading or otherwise inadequate, and whether there was any improper trading in our securities by our current and former directors and officers. The SEC has served a series of document requests and deposition subpoenas on us and certain of our current and former employees, officers and directors, and we are cooperating with the government with respect to the investigation.

4.               Redding Medical Center, Inc. – On August 4, 2003, following an investigation by federal government agencies regarding whether two physicians who had staff privileges at Redding Medical Center performed medically unnecessary invasive cardiac procedures at the hospital, we reached a settlement in the amount of $54 million with the United States and the State of California, which we recorded in 2003.  This settlement resolves all civil and monetary

TENET HEALTHCARE CORPORATION and subsidiaries  11

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

administrative claims that the United States and the State of California may have had arising out of the performance of, and billing for, allegedly medically unnecessary cardiac procedures at Redding Medical Center from January 1, 1997 through December 31, 2002. We were informed by the U.S. Attorney’s Office for the Eastern District of California that it would not initiate any criminal charges against us for the conduct covered by the settlement.  On September 3, 2003, the Office of the Inspector General (OIG) of the U.S. Department of Health and Human Services issued a notice of its intent to exclude Redding Medical Center from participation in the Medicare and Medicaid programs and all other federal health care programs. Subsequently, on December 11, 2003, we announced that, as part of an agreement with the OIG, we would seek a buyer for Redding Medical Center. On July 16, 2004, we sold certain hospital assets of Redding Medical Center to Hospital Partners of America Inc.

In addition, we are experiencing a greater than normal level of civil litigation with respect to the two physicians, as well as several other physicians in the cardiology and cardiac surgery departments. In that regard, we and certain of our subsidiaries are defendants in a significant number of lawsuits filed and served on behalf of patients making various claims, including fraud, breach of fiduciary duty, elder abuse, battery and negligence, and one lawsuit alleging unfair and deceptive business practices.  Although the specific allegations vary from case to case, the complaints generally allege that the physician defendants knowingly performed medically unnecessary coronary procedures on patients and that we and our subsidiary that owns Redding Medical Center knew or should have known that such medically unnecessary procedures were being performed. The complaints seek injunctive relief, restitution, disgorgement, and compensatory and punitive damages.  We are also subject to a qui tam action brought under California Insurance Code Section 1861.7, which allows “interested persons” to file sealed complaints for allegedly fraudulent billings to private insurers. The complaint generally alleges that false claims for payments were made to private insurers for allegedly medically unnecessary procedures performed at Redding Medical Center. Both the California Department of Insurance and the District Attorney have declined to intervene in this action. The action has not yet been unsealed, and has not been served on the defendants.

5.               Medicare Coding – The Medicare coding practices at hospitals owned by our subsidiaries are also under increased scrutiny. The federal government in January 2003 filed a civil lawsuit against us and certain of our subsidiaries relating to hospital billings to Medicare for inpatient stays reimbursed pursuant to four particular diagnosis-related groups. The government in this lawsuit has alleged violations of the False Claims Act and various common law claims. In addition, we have received and are cooperating with a voluntary document request from the United States Attorney’s Office for the Central District of California principally relating to an investigation into coding and billing practices at the Comprehensive Cancer Center at our Desert Regional Medical Center.

6.               Other Matters – On October 27, 2003, David L. Dennis, our former chief financial officer and chief corporate officer, filed a demand for arbitration alleging that he is entitled to payments under a severance benefit plan that our board of directors adopted in January 2003. Our position is that the severance benefit plan does not apply to Mr. Dennis, who resigned in November 2002. The parties are currently in the discovery phase of the arbitration process.

12  TENET HEALTHCARE CORPORATION and subsidiaries

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

In two pending wage and hour lawsuits in California, the plaintiffs allege that we violated certain provisions of the California Labor Code and applicable California Industrial Welfare Commission Wage Orders with respect to meal breaks, rest periods and the payment of compensation for overtime and meal breaks and rest periods not taken. Both cases seek to be certified as class actions on behalf of virtually all non-exempt employees of our California subsidiaries. We will argue that certification of a class in these actions is not appropriate because there are no uniform policies that fail to comply with the applicable Labor Code and Wage Orders. In addition, it is our position that each of these claims must be addressed individually based on its particular facts and, therefore, should not be subject to class certification. On June 18, 2004, we filed a petition to coordinate the two actions.

In connection with an investigation by the United States Attorney’s Office in New Orleans, People’s Health Network, an unconsolidated New Orleans health plan management services provider in which one of our subsidiaries holds a 50% membership interest, and Memorial Medical Center, a New Orleans hospital owned by one of our subsidiaries, have received requests for documents. The subpoenas cover the time period January 1, 1999 to October 9, 2003 and seek various People’s Health Network-related corporate records, as well as information on patients who were admitted to a rehabilitation unit and members for whom inpatient rehabilitation services were ordered, recommended or requested, and subsequently denied. The subpoenas also seek documents related to payments to and contractual matters related to physicians and others, third-party reviews of denials of services, and certain medical staff committees and other medical staff entities.

We are cooperating with a voluntary document request received in April 2004 seeking records relating to the relationship between Centinela Hospital Medical Center and a third-party home health care placement service.

We have been notified that subpoenas have been issued to the buyer of two of our former hospitals, Twin Rivers Regional Medical Center in Missouri and John W. Harton Regional Medical Center in Tennessee. We retained certain liabilities in connection with the sale of these hospitals. The Twin Rivers subpoena seeks documents for the period from 1999 through 2003 pertaining to a number of cardiac care patients. The Harton subpoena seeks a variety documents, primarily financial, for the period from June 2000 through 2003.

We are subject to an investigation by the Finance Committee of the United States Senate concerning Redding Medical Center, Medicare outlier payments, patient care and other matters. In addition, we are one of 20 large health care systems in the United States that has received requests for documents and information as part of an investigation by the U.S. House of Representatives Committee on Energy and Commerce into hospital billing practices and their impact on the uninsured.

The Internal Revenue Service has completed an examination of our federal income tax returns for the fiscal years ended May 31, 1995, 1996 and 1997, and has issued a Revenue Agent’s Report in which it proposes to assess an aggregate tax deficiency for the three-year audit period of $157 million plus interest of approximately $131 million through June 30, 2004, before any federal or state tax benefit. The Revenue Agent’s Report contains several disputed adjustments, including the disallowance of a deduction for a portion of the civil settlement paid to the federal

TENET HEALTHCARE CORPORATION and subsidiaries  13

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

government in June 1994 related to our discontinued psychiatric hospital business and a disputed adjustment with respect to the timing of the recognition of income for tax purposes pertaining to Medicare and Medicaid net revenues. We have filed a protest with the Appeals Division of the Internal Revenue Service. We believe we have adequately provided for all tax matters in dispute related to the Revenue Agent’s Report for the fiscal years ended May 31, 1995, 1996 and 1997 as of June 30, 2004.

The Internal Revenue Service has commenced an examination of our tax returns for the fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002. We are not able to estimate the total amount, if any, that we might owe or pay upon the final resolution of these tax issues, nor are we able to estimate the timing of such resolution.

In addition to the matters described above, we are subject to claims in the ordinary course of business. The largest category of these claims relate to medical malpractice. While most medical malpractice claims arise as separate legal actions, approximately 100 lawsuits filed by one law firm are pending in Palm Beach County Circuit Court against Palm Beach Gardens Medical Center in Florida.  These lawsuits claim damages arising as a result of alleged post-operative infections.

We record reserves for claims and lawsuits when they are probable and reasonably estimable.  However, we presently cannot determine the ultimate resolution of all investigations and lawsuits.  In cases where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized in the accompanying condensed consolidated financial statements all potential liabilities that may result. If adversely determined, the outcome of some of these matters could have a material adverse effect on our liquidity, financial position or results of operations.

For the quarter and six months ended June 30, 2004, we recorded costs of $9 million and $27 million, respectively, in connection with significant legal proceedings and investigations, including $8 million in the quarter ended March 31, 2004, which was reflected in discontinued operations. In the year earlier periods, such costs were $68 million and $74 million, respectively.

14  TENET HEALTHCARE CORPORATION and subsidiaries

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

NOTE 6  LONG-TERM DEBT

The table below shows our long-term debt as of December 31, 2003 and June 30, 2004:

	December 31, 2003	June 30, 2004
	(in millions)
Loans payable to banks	$ -	$ -
5 3/8% Senior Notes due 2006	550	290
5% Senior Notes due 2007	400	210
6 3/8% Senior Notes due 2011	1,000	1,000
6 1/2% Senior Notes due 2012	600	600
7 3/8% Senior Notes due 2013	1,000	1,000
9 7/8% Senior Notes due 2014	-	1,000
6 7/8% Senior Notes due 2031	450	450
Other senior and senior subordinated notes, 7 7/8%to 8 5/8% due 2004-2008	24	24
Notes payable and capital lease obligations, secured by property and and equipment, payable in installments to 2013 (1)	88	34
Other promissory notes, primarily unsecured	34	34
Unamortized note discounts	(89)	(128)
Total long-term debt	4,057	4,514
Less current portion	(18)	(26)
Long-term debt, net of current portion	$4,039	$4,488

(1)               Includes $34 million of debt as of December 31, 2003 related to our hospital in Barcelona, Spain that was sold on May 28, 2004, and $5 million as of December 31, 2003 and June 30, 2004 related to our domestic hospitals held for sale.

LOANS PAYABLE TO BANKS

At June 30, 2004, there were no outstanding cash borrowings under our recently amended five-year revolving credit agreement, but there were approximately $221 million in letters of credit outstanding.  The credit agreement expires March 1, 2006. It was amended as of April 6, 2004 to, among other things, (1) set the maximum leverage ratio under the agreement (defined as the ratio of consolidated total debt to operating income plus the sum of depreciation, amortization, impairment and other unusual charges) to no higher than 5.5-to-1 through June 30, 2005 and no higher than 5.0-to-1 thereafter; (2) set the minimum fixed-charge ratio to no less than 1.5-to-1; (3) reduce the total bank commitments under the agreement from $1.2 billion to $800 million; and (4) reduce the aggregate cash borrowings available under the agreement from $1 billion to $500 million.  In connection with the amendment, we wrote off approximately $5 million in unamortized deferred loan fees in March 2004.  The amended credit agreement required us to pledge the capital stock of certain of our hospital operating subsidiaries to secure any obligations under the agreement. Those subsidiaries also guarantee our obligations under the agreement.   As of June 30, 2004, the available credit under the agreement, net of outstanding letters of credit, was $579 million.

NEW SENIOR NOTES

On June 18, 2004, we sold $1 billion of new Senior Notes. The net proceeds to us from the sale of the Senior Notes were approximately $954 million after deducting discounts and related expenses. We used a portion of the net proceeds from the offering to repurchase $260 million of our outstanding 5 3/8% Senior Notes due 2006 and $190 million of our 5% Senior Notes due 2007.  As a result of these repurchases, we recorded a $5 million loss from early extinguishment of debt in June 2004.  We intend

TENET HEALTHCARE CORPORATION and subsidiaries  15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

to use the remaining portion of the net proceeds from the sale of the new Senior Notes for general corporate purposes, which may include the repurchase or repayment of other outstanding debt.  The new Senior Notes bear interest at the rate of 9 7/8% per year and will mature on July 1, 2014. The new Senior Notes are general unsecured senior obligations of Tenet and rank equally in right of payment with all of our other unsecured senior indebtedness, but are effectively subordinated to any indebtedness under our revolving credit agreement, which is secured by pledges of the stock of certain of our hospital operating subsidiaries. The new Senior Notes are redeemable, in whole or in part, at any time, at our option at the greater of par or a redemption price based on a spread over comparable securities.

COVENANTS

Our existing credit agreement and the indentures governing our senior and senior subordinated notes contain affirmative, negative and financial covenants, in addition to those discussed above, that have, among other requirements, limitations on (1) liens, (2) consolidations, merger or the sale of all or substantially all assets unless no default exists and, in the case of a consolidation or merger, the surviving entity assumes all of our obligations under the credit agreements, and (3) subsidiary debt. The covenants allow us to declare and pay a dividend and purchase our common stock so long as no default exists and our leverage ratio is less than 2.5-to-1. The credit agreement covenants also require that we maintain specified levels of net worth ($2.0 billion at June 30, 2004) and a fixed-charge coverage ratio not less than 1.5-to-1. We are currently in compliance with all covenants in our credit agreement and our indentures for public debt. The ultimate resolution of claims and lawsuits brought against us, however, individually or in the aggregate (see Note 5), could have a material adverse effect on our business, including the potential breach of covenants in the credit agreement, which could create events of default under our indentures for public debt.

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

For the periods June 1, 2000 through May 31, 2001, and June 1, 2001 through May 31, 2002, the policies written by Hospital Underwriting Group provided a maximum of $50 million of coverage for each policy period. As of June 30, 2004, Hospital Underwriting Group’s retained reserves for losses for each policy period were approaching the policy maximum. If the $50 million maximum amount is exhausted in either of these periods, we will be responsible for the first $25 million per occurrence for

16  TENET HEALTHCARE CORPORATION and subsidiaries

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

any subsequent claim paid that was applicable to the exhausted policy period before any excess insurance coverage would apply.

Effective June 1, 2002, our self-insured retention per occurrence was increased to $2 million. In addition, a new wholly owned insurance subsidiary, The Healthcare Insurance Corporation, was formed to insure substantially all of these risks. This subsidiary insures these risks under a claims-made policy with retentions per occurrence for the periods June 1, 2002 through May 31, 2003, and June 1, 2003 through May 31, 2005, of $3 million and $13 million, respectively. Risks in excess of these retentions are reinsured with major independent insurance companies.  For the policy period June 1, 2004 through May 31, 2005, The Healthcare Insurance Corporation retains 17.5% of the first $10 million layer for reinsured claims in excess of $15 million resulting in a maximum retention per occurrence of $14.75 million.

All reinsurance applicable to Hospital Underwriting Group, The Healthcare Insurance Corporation and any excess insurance we purchase is subject to policy aggregate limitations. If such policy aggregates should be partially or fully exhausted in the future, our financial position, results of operations or cash flows could be materially adversely affected.

In addition to the reserves recorded by the above insurance subsidiaries, we maintain self-insured retention reserves based on actuarial estimates for the portion of our professional liability risks, including incurred but not reported claims, for which we do not have insurance coverage (i.e., self-insured retentions). Reserves for losses and related expenses are estimated using expected loss-reporting patterns and are discounted to their present value under a risk-free rate approach using a Federal Reserve 10-year maturity composite rate of 3.9% at June 30, 2003 and a Federal Reserve 7-year maturity composite rate of 3.8% at June 30, 2004 based on our claims payout period.  A shorter maturity composite rate was used in the second quarter of 2004 as a result of a review of the claims payment history that indicated cases were being settled in a shorter time period.  If actual payments of claims materially exceed projected estimates of claims, our financial position, results of operations or cash flows could be materially adversely affected.  Also, we provide letters of credit to our insurers as security under a selected number of programs to collateralize the deductible and self-insured retentions under our professional and general liability insurance programs, which could be drawn upon under certain circumstances.  At June 30, 2004, the current and long-term professional liability reserves on our balance sheet were approximately $719 million.

Included in other operating expenses in the accompanying condensed consolidated statements of operations is malpractice expense of approximately $66 million for the quarter ended June 30, 2003 and approximately $102 million for the quarter ended June 30, 2004. For the corresponding six-month periods, malpractice expense was approximately $125 million and $166 million, respectively.

NOTE 8    STOCK BENEFIT PLANS

At June 30, 2004, there were 31,859,639 shares of common stock available for stock option grants and other incentive awards to our key employees, advisors, consultants and directors under our 2001 Stock Incentive Plan. Options generally have an exercise price equal to the fair market value of the

TENET HEALTHCARE CORPORATION and subsidiaries  17

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

shares on the date of grant.  Normally, these options are exercisable at the rate of one-third per year, beginning one year from the date of the grant.

The following table summarizes information about outstanding stock options at June 30, 2004:

	Options Outstanding			Options Exercisable

		Weighted-Average
Range of		Remaining Contractual	Weighted-Average	Number of	Weighted-Average
Exercise Prices	Number of Options	Life	Exercise Price	Options	Exercise Price
$6.25 to $10.16	1,110,566	0.9 years	$9.09	1,110,566	$9.09
$10.17 to $15.25	11,279,677	6.3 years	12.43	6,470,568	12.50
$15.26 to $20.33	16,038,988	6.5 years	18.15	9,353,721	18.63
$20.34 to $25.42	1,584,102	3.4 years	22.08	1,584,102	22.08
$25.43 to $30.50	10,953,829	6.3 years	28.22	10,653,829	28.23
$30.51 to $35.58	-	-	-	-	-
$35.59 to $40.67	9,419,647	6.6 years	40.28	6,904,042	40.28
$40.68 to $45.75	122,850	7.9 years	43.02	83,900	43.14
$45.76 to $50.84	53,000	7.2 years	48.59	27,666	48.23
	50,562,659	6.2 years	$23.20	36,188,394	$24.43

The reconciliation below shows the changes to our stock option plans for the six months ended June 30, 2003 and 2004:

	2003		2004

		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	47,512,933	$24.53	46,506,512	$24.22
Granted	746,727	16.10	4,425,152	12.00
Exercised	(187,228)	11.67	(219,338)	10.76
Forfeited	(197,975)	31.57	(149,667)	28.66
Outstanding at end of period	47,874,457	24.42	50,562,659	23.20
Options exercisable	27,157,333	$23.15	36,188,394	$24.43

18  TENET HEALTHCARE CORPORATION and subsidiaries

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

The estimated weighted-average fair values of the options we granted in the six months ended June 30, 2003 and 2004 were $8.07 and $9.94, respectively. These were calculated, as of the date of each grant, using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months ended June 30
	2003	2004
Expected volatility	50.5%	47.5%
Risk-free interest rates	2.9%	2.8%
Expected lives, in years	6.1	4.5
Expected dividend yield	0.0%	0.0%

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

Total compensation cost classified as salaries and benefits expense in the accompanying condensed consolidated statements of operations for stock-based compensation awards is approximately $36 million for the quarters ended June 30, 2004 and 2003.  For the corresponding six-month periods, such costs were approximately $56 million and $75 million, respectively.

During the quarters ended June 30, 2004 and 2003, we recognized non-cash stock option modification costs related to terminated employees of approximately $8 million and $31 million, respectively.  As previously discussed in Note 4, these costs were classified as restructuring charges in the accompanying condensed consolidated statements of operations.

As of June 30, 2004, approximately 59% of our outstanding options were held by current employees and directors. Approximately 41% were held by former employees and directors.  Approximately 19% of the total outstanding options held by all current and former employees and directors were in-the-money, that is, they had an exercise price of less than the $13.41 market closing price of our common stock on June 30, 2004, and, conversely, approximately 81% were out-of-the-money, as shown in the table below:

	In-the-Money Options Outstanding	% of Total	Out-of-the-Money Options Outstanding	% of Total	All Options Outstanding	% of Total
Current employees and directors	6,909,296	71.7%	23,095,741	56.4%	30,005,037	59.3%
Former employees and directors	2,721,232	28.3%	17,836,390	43.6%	20,557,622	40.7%
Totals	9,630,528	100.0%	40,932,131	100.0%	50,562,659	100.0%
% of all outstanding options	19.0%		81.0%		100.0%

TENET HEALTHCARE CORPORATION and subsidiaries  19

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

NOTE 9  SHAREHOLDERS’ EQUITY

The following table shows the changes in consolidated shareholders’ equity during the six months ended June 30, 2004 (dollars in millions; shares in thousands):

	Shares Outstanding	Common Shares and Additional Paid-inCapital	Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balances as of December 31, 2003	464,787	$4,150	$(8)	$1,710	$(1,491)	$4,361
Net loss	-	-	-	(548)	-	(548)
Stock options exercised, including tax benefit	219	2	-	-	-	2
Stock-based compensation expense	-	65	-	-	-	65
Issuance of common stock	1,129	13	-	-	-	13
Other comprehensive loss	-	-	(6)	-	-	(6)
Balances as of June 30, 2004	466,135	$4,230	$(14)	$1,162	$(1,491)	$3,887

NOTE 10  COMPREHENSIVE INCOME (LOSS)

The following table shows the condensed consolidated statements of comprehensive income (loss) for the six months ended June 30, 2003 and 2004:

	2003	2004
	(in millions)
Net loss	$(215)	$(548)
Other comprehensive income (loss):
Foreign currency translation adjustments	5	(4)
Losses on derivative instruments designated and qualifying as cash-flow hedges	(2)	-
Unrealized net holding losses during period	-	(1)
Reclassification adjustment for items included in net loss	2	(4)
Other comprehensive income (loss) before income taxes	5	(9)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(2)	3
Other comprehensive income (loss)	3	(6)
Comprehensive income (loss)	$(212)	$(554)

20  TENET HEALTHCARE CORPORATION and subsidiaries

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

NOTE 11  LOSS PER COMMON SHARE

The following table is a reconciliation of the numerators and denominators used in the computations of our basic and diluted loss per common share from continuing operations for the three and six months ended June 30, 2003 and 2004 (net loss in millions; weighted-average shares in thousands):

	Three Months ended June 30		Six Months ended June 30
	2003	2004	2003	2004
Loss from continuing operations (Numerator)	$(67)	$(213)	$(63)	$(230)
Weighted-average basic and diluted shares outstanding (Denominator)	465,110	465,922	467,796	465,609
Basic and diluted loss per share from continuing operations	$(0.14)	$(0.45)	$(0.13)	$(0.50)

All potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2003 and 2004 because we reported a loss from continuing operations in each of the periods.  In circumstances where we have a loss from continuing operations, the effect of employee stock options (or any other dilutive securities) is anti-dilutive, that is, losses have the effect of making the diluted loss per share from continuing operations less than the basic loss per share from continuing operations.  Had we generated net income from continuing operations in these periods, the effect (in thousands) of employee stock options and restricted stock units on the diluted shares calculation would have been an increase in shares of 294 and 298 for the three months ended June 30, 2003 and 2004, respectively, and 229 and 296 for the six months ended June 30, 2003 and 2004, respectively.

Stock options outstanding (in thousands) that were not included in the computation of diluted loss per share from continuing operations because their exercise price exceeded the average market price of our common stock for the periods were 40,012 and 46,556 for the three months ended June 30, 2003 and 2004, respectively, and 39,440 and 43,813 for the six months ended June 30, 2003 and 2004, respectively.

TENET HEALTHCARE CORPORATION and subsidiaries  21

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

NOTE 12  INCOME TAXES

The Internal Revenue Service has completed an examination of our federal income tax returns for the fiscal years ended May 31, 1995, 1996 and 1997, and has issued a Revenue Agent’s Report in which it proposes to assess an aggregate tax deficiency for the three-year audit period of $157 million plus interest of approximately $131 million through June 30, 2004, before any federal or state tax benefit. The Revenue Agent’s Report contains several disputed adjustments, including the disallowance of a deduction for a portion of the civil settlement paid to the federal government in June 1994 related to our discontinued psychiatric hospital business and a disputed adjustment with respect to the timing of the recognition of income for tax purposes pertaining to Medicare and Medicaid net revenues. We have filed a protest with the Appeals Division of the Internal Revenue Service. We believe we have adequately provided for all tax matters in dispute related to the Revenue Agent’s Report for the fiscal years ended May 31, 1995, 1996 and 1997 as of June 30, 2004.

The Internal Revenue Service has commenced an examination of our tax returns for the fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002. We are not able to estimate the total amount, if any, that we might owe or pay upon the final resolution of these issues, nor are we able to estimate the timing of such resolution.

22  TENET HEALTHCARE CORPORATION and subsidiaries

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative explanation of our financial statements, enabling investors to better understand our business.  It is meant to enhance our overall financial disclosures, provide context within which financial information may be analyzed, and provide information about the quality of, and potential variability of, our earnings and cash flows. This information should be read in conjunction with the accompanying condensed consolidated financial statements. Sections include:

•                    Executive Overview

•                    Sources of Revenue

•                    Results of Operations

•                    Liquidity and Capital Resources

•                    Off-Balance-Sheet Arrangements

•                    Critical Accounting Estimates

EXECUTIVE OVERVIEW

SIGNIFICANT CHANGES AND INITIATIVES

During the six months ended June 30, 2004, we continued to focus on the development and execution of our operating strategies, including initiatives we introduced during the year ended December 31, 2003. Management is dedicated to improving our patients’, shareholders’ and other stakeholders’ confidence in Tenet. We believe we will do that by providing quality care and bringing about positive growth at our hospitals.

Key initiatives and developments during 2004 include:

•                    Proposed Divestitures – In January 2004, we announced a major restructuring of our operations involving the proposed divestiture of 27 domestic general hospitals (19 in California and eight others in Louisiana, Massachusetts, Missouri and Texas).  In June 2004, we sold Brownsville Medical Center in Brownsville, Texas, which is one of the 27 domestic general hospitals whose intended divestiture we announced in January.  On July 19, 2004, we announced that several of our subsidiaries had entered into a definitive agreement to sell four acute care hospitals in the Los Angeles, California area.  The hospitals are Garfield Medical Center, Monterey Park Hospital, Greater El Monte Community Hospital and Whittier Hospital Medical Center.  These four hospitals are also among the 27 domestic general hospitals whose intended divestiture we announced in January.  One of the 27 hospitals whose intended divestiture we announced in January 2004, Doctors Medical Center - San Pablo, will be classified as a held and used asset and included in continuing operations until July 31, 2004 when its lease was terminated pursuant to giving notice to the landlord. In addition to the hospitals divested or to be divested as part of the restructuring program we announced in January, we recently completed two other divestitures.  In May 2004, we sold our general hospital in Barcelona, Spain.  Also, on July 16, 2004, we announced that one of our subsidiaries sold certain hospital assets of Redding Medical Center in Redding, California in fulfillment of an agreement with the Office

TENET HEALTHCARE CORPORATION and subsidiaries  23

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of the Inspector General (OIG) of the U.S. Department of Health and Human Services (see Part II, Item 1,  Legal Proceedings).  On July 28, 2004, we entered into a binding letter of agreement with the Commonwealth of Pennsylvania and two Pennsylvania nonprofit corporations (WMCH, Inc. and East Falls Hospital System) to sell Medical College of Pennsylvania Hospital (MCPH) in Philadelphia, Pennsylvania for $1.  Under the letter of agreement, the MCPH facilities and grounds will be sold to WMCH, Inc.  Also, certain of MCPH’s non-real estate assets, including most hospital equipment, will be transferred by us to East Falls Hospital System, which will operate the facility as an acute care hospital effective September 1, 2004.  By focusing our financial and management resources on the 69 domestic hospitals that will remain after all previously announced divestitures are completed, we expect to create a stronger company with greater potential for long-term growth.

•                    Consolidation of Operating Divisions and Regions – In March 2003, we consolidated our operating divisions from three to two, and our underlying regions from eleven to five. In February 2004, we announced a further streamlining of our organizational structure by eliminating our two divisions and having our five regions – California, Central-Northeast, Florida, Southern States and Texas – report directly to our chief operating officer.

In July 2004, we consolidated our operating regions from five to four in an effort to continue streamlining our operational structure as we build our future around 69 hospitals.  Our hospitals in Louisiana and Mississippi are now grouped with our Texas region hospitals and renamed the Texas-Gulf Coast region.  Our hospitals in North Carolina, South Carolina and Georgia are now grouped with the hospitals in our Central-Northeast region and renamed the Central Northeast-Southern States region.  Our hospital in Alabama is now grouped with our Florida region hospitals and renamed the Florida-Alabama region.  Our California region remains unchanged.

Because of the consolidation of our regions, our goodwill “reporting units,” as defined under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, will be changed.  We do not anticipate a goodwill impairment as a result of this change in our goodwill reporting units.  Also, the four new regions will become our operating segments, as that term is defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  We do not anticipate any impact on our previous segment reporting determinations as a result of the consolidation of our regions because the regions’ economic characteristics, the nature of their operations, the regulatory environment in which they operate, and the manner in which they will be managed will continue to be similar.

•                    Discounts for Uninsured Patients – In March 2004, we announced that, in accordance with state law, we would be implementing managed care-style pricing for most of our uninsured patients under our Compact with Uninsured Patients (“Compact”).  The price discounts for uninsured patients began to be phased in during the second quarter of this year at many of our hospitals and will be in effect at most of our hospitals by the end of this year.  We are evaluating and addressing legal and other issues that may limit our ability to implement the price discounting components of the Compact in all states where our hospitals are located, particularly Texas and California.

24  TENET HEALTHCARE CORPORATION and subsidiaries

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•                    Planned Corporate Headquarters Relocation – On May 6, 2004, we announced that we will move our corporate headquarters to Dallas, Texas as part of our ongoing effort to improve organizational effectiveness.  Functions currently performed at our existing headquarters in Santa Barbara, California will be systematically transferred to Dallas beginning later in 2004, and our Santa Barbara offices will close by the end of June 2005.

•                    Opening of Two New Hospitals – In June 2004, we completed construction of and opened two new acute care hospitals, the 90-bed Saint Francis Hospital-Bartlett in Bartlett, Tennessee, a suburb of Memphis, and the 118-bed Centennial Medical Center in Frisco, Texas, a suburb of Dallas.

•                    Appointment of New Member of Board of Directors – In June 2004, we announced that James A. Unruh had joined the company’s board of directors.  Mr. Unruh, the board’s eighth independent member, was also appointed to the audit and nominating and corporate governance committees of the board.  Mr. Unruh currently serves as principal of Alerion Capital Group, a private equity firm based in Phoenix.  He also serves as a director of Prudential Financial Inc.

RESULTS OF OPERATIONS – OVERVIEW

During the quarter ended June 30, 2004, we reported net operating revenues from continuing operations of $2.57 billion, compared to $2.66 billion in the quarter ended June 30, 2003. We reported a $213 million loss from continuing operations for the quarter ended June 30, 2004, compared to a loss from continuing operations of $67 million for the quarter ended June 30, 2003. For the six-month periods then ended, we reported net operating revenues from continuing operations of $5.22 billion and $5.39 billion, respectively, and a loss from continuing operations of $230 million and $63 million, respectively.

Patient days and admissions were lower (3.7% and 2.6%, respectively) during the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003, while net inpatient revenues per patient day and per admission were up 2.6% and 1.5%, respectively.  These increases are principally attributable to an increase in our Indemnity, Self-Pay and Other payer category, which primarily consists of self-pay revenue.  Self-pay revenue generates a higher revenue per patient day and per admission because self-pay patients historically have been charged standard gross charges.  This payer-mix shift is partially offset by lower Medicaid revenues (in part due to lower disproportionate-share payments) and the fact that many of our hospitals began to phase in the price discounting components of our Compact during the second quarter of this year.  Under the Compact, the discount offered to uninsured patients is recognized as a contractual allowance, which reduces net patient revenues at the time the self-pay accounts are recorded.  Net inpatient revenues were down by 1.2% during the quarter ended June 30, 2004 compared to last year’s quarter.  The decline in net inpatient revenues was primarily attributable to our overall lower inpatient volumes, including our lower volumes at MCPH, Doctors Medical Center - San Pablo and Suburban Medical Center due to our previously announced intention to divest these hospitals.  Our lower volumes were partially offset by higher revenue per patient day and per admission due to an increase in our Indemnity, Self-Pay and Other payer category as discussed above.  Also, our net inpatient revenues were down due to lower Medicaid

TENET HEALTHCARE CORPORATION and subsidiaries  25

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

revenues and the fact that many of our hospitals began to phase in the price discounting components of our Compact during the second quarter of this year.

Net outpatient revenue during the quarter ended June 30, 2004 decreased by 4.6% compared to last year’s quarter.  This reduction is attributable to lower volumes as outpatient visits decreased 2.0%, in part due to our previously announced sale of certain home health agencies and hospices, and lower per visit revenue, partially due to the fact that many of our hospitals began to phase in the price discounting components of our Compact during the second quarter of this year.

Operating expenses, exclusive of impairment of long-lived assets and goodwill, and restructuring charges, were 108.4% of net operating revenues in the quarter ended June 30, 2004, compared to 95.1% in the second quarter of 2003. Lower net operating revenues, additional provisions for doubtful accounts, and higher malpractice expense were the principal contributors to this adverse percentage increase.

In the quarter ended June 30, 2004, we recorded impairment and restructuring charges of approximately $43 million, compared to $155 million in the 2003 quarter. (See page 46.)

LIQUIDITY AND CAPITAL RESOURCES – OVERVIEW

Net cash provided by operating activities decreased from $583 million in the six months ended June 30, 2003 to $85 million in the six months ended June 30, 2004. The principal reasons for the decline were reduced earnings and the payment of litigation settlements.

Proceeds from the sales of hospitals and other assets during the six months ended June 30, 2004 aggregated $190 million. The proceeds from the actual and anticipated divestitures of our domestic hospitals and our hospital in Barcelona, Spain in the year ending December 31, 2004 and any tax benefits associated with such divestitures should further bolster our liquidity; however, because we expect a significant portion of the proceeds to be received in the form of tax benefits from anticipated tax losses that will result from these divestitures, we do not expect to realize all such benefits until 2005.

On June 18, 2004, we sold $1 billion of new 9 7/8% Senior Notes due 2014. The net proceeds to us from the sale of the Senior Notes were approximately $954 million after deducting discounts and related expenses. We used a portion of the net proceeds from the offering to repurchase $260 million of our outstanding 5 3/8% Senior Notes due 2006 and $190 million of our 5% Senior Notes due 2007.   We intend to use the remaining portion of the net proceeds from the sale of the new Senior Notes for general corporate purposes, which may include the repurchase or repayment of other outstanding debt.  We have no significant debt maturities before late 2006 and we had approximately $1.19 billion in cash on hand at June 30, 2004.

We are currently in compliance with all covenants in our bank credit agreement and the indentures governing our senior notes and senior subordinated notes. (See Note 6.) Effective April 6, 2004, the total commitments available to us under the credit agreement were reduced from $1.2 billion to $800 million, with a concurrent change to the maximum leverage ratio and minimum fixed-charge ratio permitted under the agreement. At June 30, 2004, we had approximately $221 million of letters of credit outstanding under the credit agreement, but we had no cash borrowings outstanding.

26  TENET HEALTHCARE CORPORATION and subsidiaries

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK

We have implemented a variety of programs and initiatives, previously announced and discussed herein,  to address the various challenges that we presently face.  However, we do not anticipate significant operating performance or margin improvement to be achievable in 2004 or, potentially, in 2005, because overcoming many of these challenges will require time.  These challenges include, but are not limited to, ongoing issues resulting from our prior pricing strategy, provisions for doubtful accounts related to self-pay patients, reduced net cash flow from operations, and the need to resolve a number of government investigations and legal actions.  We believe that our decision to divest all but 69 of our hospitals, the consolidation of our divisions and regions, our ongoing program to reduce costs and enhance operating performance, and our clinical quality initiatives will ultimately position us to report improved results of operations.  Our hospitals already sold or scheduled for divestiture are expected to generate negative cash flow, excluding sales proceeds, in the aggregate, during the entire sale process time period, and the expected long-term benefits of our cost-saving initiatives will be temporarily offset by restructuring costs, costs to implement our planned initiatives, and other costs. In the long term, however, we believe the prospects for the 69 hospitals that we will continue to operate are positive and the restructuring and initiatives we have undertaken will position us to improve our financial performance.

We are also impacted by the challenges facing the health care industry as a whole. We believe that the key ongoing industrywide challenges are as follows:

•                    Providing quality patient care in a competitive and highly regulated environment.

•                    Obtaining adequate compensation for services provided from managed care and other payers.

•                    Collecting net accounts receivable.

•                    Managing costs.

The industry as a whole is challenged by the difficulty of providing quality patient care in a competitive and highly regulated environment. Our Commitment to Quality (“C2Q”) initiative should position us competitively to meet these challenges. The initiative is designed to (1) improve patient safety and the reporting of medical results, (2) support physician excellence, (3) improve the practice and leadership of nursing, and (4) facilitate patient flow and care delivery. A year has passed since we formally launched our C2Q initiative with a series of hospital-based pilot programs.  Some examples of what we have achieved in our hospitals over the last several months are described below:

•                    Using four simple, low-cost interventions, one of our hospitals in West Palm Beach, Florida has completely eliminated ventilator-associated pneumonia. Several other C2Q hospitals have dramatically reduced the incidence of this serious hospital-acquired infection.

•                    One of our hospitals in St. Louis, Missouri achieved 100% performance in evidence-based process measures (appropriate antibiotics and pneumococcal immunization) for patients admitted with community-acquired pneumonia.

•                    One of our hospitals in Houston, Texas has reduced its average diversion hours per month in the emergency department from 200 to zero.  The facility has been on diversion only once since August 2003, which is when C2Q’s operational processes were implemented.

TENET HEALTHCARE CORPORATION and subsidiaries  27

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•                    Our hospital in East Point, Georgia has reduced its average discharge time for patients by two hours, leading to greater patient satisfaction.

•                    The surgical suites and operating rooms that have implemented the C2Q initiative now report 90% “on-time” starts for surgery.

•                    Length of stay in our emergency departments that have been part of the C2Q process has been reduced 18% on average.

At present, 24 of our hospitals have completed the initial eight-week “transformation” phase and 10 hospitals are currently in process.  Our plan is to continue to add approximately 10 hospitals to the C2Q initiative every two months between now and the end of first quarter 2005.

Our clinical quality department is responsible for C2Q oversight and coordinates with our compliance and other departments, which act to ensure our hospitals’ compliance with the myriad laws and regulations that govern their operations.

Pressure from payers also affects our industry.  We strive to ensure that we are appropriately compensated for the services we provide, but third-party payers continue to ask us to accept lower rates of payment even in the face of rising medical costs.  While government regulations determine the amounts we receive for care provided through government programs, we will continue to work with managed care payers to ensure adequate and timely reimbursement for our services. We continue to negotiate with managed care payers to reduce reliance on gross charges; however, certain payers are unwilling to accept such a change without a reduction in overall net reimbursement to levels significantly below market, which we will not accept. We have disputes with a number of third-party payers over payment for past services.

Our Compact is designed to offer managed care-style discounts to most uninsured patients, which enables us to offer lower rates to those patients, who historically have been charged standard gross charges. Currently, a significant portion of those accounts are often written down as provision for doubtful accounts. On February 19, 2004, the Secretary of Health and Human Services confirmed that hospitals can provide discounts to uninsured patients, which allows us to implement our discount plan in accordance with state law.  The price discounts for uninsured patients began to be phased in during the second quarter of this year at many of our hospitals and will be in effect in most of our hospitals by the end of this year.  We are evaluating and addressing legal and other issues that may limit our ability to implement the price discounting components of the Compact in all states where our hospitals are located, particularly Texas and California.

We also have seen a recent adverse change in our business mix as admissions of uninsured and underinsured patients have grown at an escalating rate. We believe this trend is due to a combination of broad economic factors, including reductions in state Medicaid budgets, increased number of patients and employers who choose not to purchase insurance, and an increased burden of co-payments and deductibles to be made by patients instead of insurers.  Additionally, many of these patients, who delay or do not seek routine medical care because of the costs, are being admitted through the emergency department and often require more costly care, resulting in higher billings, which are the least collectible of all accounts.

An additional significant cost pressure facing us and the industry in general is the ongoing increase in labor costs due to a nationwide shortage of nurses and the enactment of state laws regarding nurse-

28  TENET HEALTHCARE CORPORATION and subsidiaries

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

staffing ratios. The nursing shortage is more serious in certain geographic areas than others, including several areas in which we operate hospitals, and has resulted in increased costs for nursing personnel. State-mandated nurse-staffing ratios adversely affect not only our labor costs, but, if we are unable to hire the necessary number of nurses to meet the required ratios, they may also cause us to limit patient admissions with a corresponding adverse effect on net operating revenues. The vast majority of hospitals in California, including our hospitals, are not at all times meeting the state-mandated nurse-staffing ratios, which went into effect on January 1, 2004. We have, however, gradually improved our monthly compliance and expect improvements to continue through the remainder of the year.

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

The table below shows the sources of net patient revenues for our general hospitals, expressed as percentages of net patient revenues from all sources:

	Three Months ended June 30		Increase		Six Months ended June 30		Increase
	2003	2004	(Decrease) (1)		2003	2004	(Decrease) (1)
Medicare	25.7%	25.9%	0.2%		25.7%	25.9%	0.2%
Medicaid	8.1%	7.2%	(0.9%	)	7.9%	7.4%	(0.5%	)
Managed care (2)	50.1%	49.1%	(1.0%	)	50.7%	49.2%	(1.5%	)
Indemnity, self-pay and other	16.1%	17.8%	1.7%		15.7%	17.5%	1.8%

(1)           The change is the difference between the 2003 and 2004 amounts shown.

(2)       Includes Medicare Advantage and Medicaid managed care.

The following paragraphs provide an overview of the sources of our revenues. For more detailed information, see our Annual Report on Form 10-K for the year ended December 31, 2003 and Current Report on Form 8-K filed on June 14, 2004.

GOVERNMENT PROGRAMS

Payments from the government, specifically, the Medicare and Medicaid programs administered by the Centers for Medicare and Medicaid Services (“CMS”), constitute a significant portion of our net operating revenues. These government programs are subject to statutory and regulatory changes,

TENET HEALTHCARE CORPORATION and subsidiaries  29

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease government program payments in the future, as well as affect the cost of providing services to patients and the timing of payments to facilities. We are unable to predict the effect of future policy changes on our operations. If the rates paid or the scope of services covered by governmental payers are reduced, if we are required to pay substantial amounts in settlement, or if we, or one or more of our subsidiaries’ hospitals, are excluded from participation in the Medicare program, there could be a material adverse effect on our business, financial position, results of operations or cash flows. The government is investigating various matters, including the Medicare outlier payments we received in prior years, as discussed under Part II, Item 1, Legal Proceedings, of this report.

Medicare

Medicare offers different ways for beneficiaries to obtain their medical benefits. One option, the Traditional Medicare Plan, is a fee-for-service payment system. The other option, called Medicare Advantage (formerly Medicare + Choice), includes managed care and private fee-for-service plans.  The major components of our net patient revenues for services furnished to patients enrolled in the Traditional Medicare Plan for the three months and six months ended June 30, 2003 and 2004 approximate the following (our Medicare Advantage net patient revenues are classified as Managed Care revenue):

	Three Months ended June 30		Six Months ended June 30
	2003	2004	2003	2004
	(in millions)
Revenue Description
Diagnosis-related group — operating	$360	$350	$730	$740
Diagnosis-related group — capital	36	37	77	79
Outliers	12	14	26	29
Outpatient	107	109	216	221
Disproportionate share	49	55	102	112
Direct Graduate and Indirect Medical Education	37	33	64	65
Psychiatric, rehabilitation and skilled nursing facilities — inpatient and other	59	66	131	101
Adjustments for valuation allowance and prior-year cost report settlements	8	(4)	12	(9)
Total Medicare net patient revenues	$668	$660	$1,358	$1,338

Acute Care Hospital Inpatient Prospective Payment System

Diagnosis-Related Group—Section 1886(d) of the Social Security Act sets forth a system of payment for the operating costs of acute care hospital stays based on prospectively set rates or a prospective payment system. Section 1886(g) of the Social Security Act requires that capital-related costs of hospital inpatient stays also be paid under a prospective payment system. Under these two prospective payment systems, Medicare payments for hospital inpatient operating and capital-related costs are made at predetermined rates adjusted for geographic differences for each hospital discharge. Discharges are classified according to a list of diagnosis-related groups (“DRGs”).

30  TENET HEALTHCARE CORPORATION and subsidiaries

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Historically, the annual DRG rate increases have been below the cost increases for goods and services purchased by our hospitals. We expect that future rate increases will also be below such cost increases.

Outliers – Outlier payments, which were established by Congress as part of the DRG prospective payment system, are additional payments made to hospitals for treating Medicare patients who are costlier to treat than the average patient.

A hospital receives outlier payments when its defined costs (gross charges adjusted by the hospital’s historical cost-to-charge ratio) exceed a certain threshold established annually by CMS.  Under Section 1886(d)(5)(A)(iv) of the Social Security Act, aggregate outlier payments to all hospitals for any year must be projected by CMS to be not less than 5% nor more than 6% of total operating DRG payments plus outlier payments.   A change to the cost outlier fixed-loss threshold affects total outlier payments by changing (1) the number of cases that qualify for outlier payments, and (2) the dollar amount hospitals receive for those cases that still qualify. The most recent change in the cost outlier threshold became effective on October 1, 2003.

On January 6, 2003, we voluntarily submitted a proposal to CMS that would reduce outlier payments to our hospitals retroactive to January 1, 2003. During 2003, CMS issued new regulations governing the calculations of outlier payments to hospitals incorporating many of the items in our voluntary proposal.

Our proposal to CMS included a provision to reconcile the payments we would receive under our proposed interim arrangement to those we would have received if the new CMS regulations had gone into effect on January 1, 2003 up to the effective date of the final rules and regulations (the “Reconciliation Period”). Effective August 8, 2003, outlier payments to our hospitals began to be calculated by the fiscal intermediary in accordance with the final rule, which applies to all hospitals. As stipulated by our voluntary outlier payment reduction proposal, we prepared the reduction period reconciliation based on instructions we received from CMS and its fiscal intermediary. Those initial instructions were subsequently revised by CMS, and we submitted an updated reconciliation based on revised instructions. The final determination and outcome of outlier payments under the arrangement continues to be subject to further review and approval by CMS. Although we earlier expected the fiscal intermediary’s and CMS’ determination with respect to the reconciliation to be made prior to December 31, 2003, additional clarification regarding the reconciliation has delayed a final determination. Based on the recent clarification, the final outcome could result in an additional material increase to the ultimate amount of outlier revenue we could potentially recognize for the Reconciliation Period, but this remains unknown at this point.

Additionally, we have been informed that CMS is reviewing the application of their rules concerning the use of the statewide ratio of cost to charges for calculating outlier payments principally related to the acquisition of our Philadelphia-area hospitals in 1998.  This matter is unresolved at this time and we cannot predict the final outcome.  An adverse final determination could result in a material decrease to outlier revenue recorded in prior years.

Disproportionate Share – If a Medicare-participating hospital serves a disproportionate share of low-income patients, it receives a percentage add-on to the DRG payment for each case.  This percentage varies, depending on several factors that include the percentage of low-income patients served. Currently, 55 of our hospitals in continuing operations qualify for disproportionate-share payments.

TENET HEALTHCARE CORPORATION and subsidiaries  31

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Direct Graduate and Indirect Medical Education – The Medicare program provides additional reimbursement to approved teaching hospitals for additional expenses incurred by such institutions. This additional reimbursement, which is subject to certain limits including intern and resident full-time equivalent (“FTE”) caps established in 1996, is made in the form of Direct Graduate Medical Education (“GME”) and Indirect Medical Education payments.  Currently, 25 of our hospitals in continuing operations are affiliated with academic institutions and receive such payments.  Medicare rules permit hospitals to enter into Medicare GME Affiliation Agreements for the purpose of applying the FTE limits on an aggregate basis, and some of our hospitals have entered into such agreements.

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

We currently operate one freestanding psychiatric hospital and 33 of our hospitals operate Medicare-certified psychiatric units. Included in our hospital divestiture plans are hospitals that operate 13 Medicare-certified psychiatric units. Because CMS has not issued the final rule, we are unable at this time to estimate the impact on our payments. However, because of the aforementioned delay in the implementation date, and a three-year transition period, we do not believe the proposal will impact our 2004 inpatient psychiatric payments.

Inpatient Rehabilitation Reimbursement

Rehabilitation hospitals and rehabilitation units within acute care hospitals are paid according to the inpatient rehabilitation facility prospective payment system. Currently, in order for a hospital or unit to qualify for inpatient rehabilitation reimbursement, 75% of its patients must be treated for at least one of 10 conditions requiring rehabilitation as specified in the CMS regulations. Citing inconsistent enforcement of the “75% rule,” CMS suspended its enforcement in June 2002.

On September 9, 2003, CMS issued a proposal to revise one of the criteria used to categorize a hospital or hospital unit as an inpatient rehabilitation facility. On April 30, 2004, CMS released the final rule that will make it possible for facilities treating a broader range of patients who require intensive rehabilitation to qualify for payments as inpatient rehabilitation facilities. It does so by, among other things, increasing the number of qualifying medical conditions from 10 to 13. The final rule also replaced the current 75% compliance threshold with a three-year transition compliance threshold of 50%, 60% and 65% for years one, two and three, respectively, that commences with cost-reporting periods beginning on or after July 1, 2004. At the end of the three-year transition period, the compliance percentage will be 75% if CMS does not take further regulatory action.

32  TENET HEALTHCARE CORPORATION and subsidiaries

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At June 30, 2004, we operated two inpatient rehabilitation facilities and 28 hospital rehabilitation units. Our previously discussed disposition plan contemplates the divestiture of hospitals that operate eight of these units. Medicare payments for services provided at those hospitals and units represented approximately 6% of our Medicare net revenue for the six months ended June 30, 2004.  The final rule will initially impact certain of our hospitals effective January 1, 2005 and the remaining hospitals on June 1, 2005.  Medicare payments to qualifying inpatient rehabilitation facilities are generally higher than those paid under the Medicare acute hospital prospective payment system for similar services. Based on our preliminary analysis, approximately 50% of the 22 hospitals and units that will remain in our portfolio do not meet the first year 50% compliance threshold.  If our rehabilitation facilities and units fail to continue to qualify as inpatient rehabilitation facilities, we could experience adverse effects on our business, financial position, results of operations or cash flows.

Cost Reports

The final determination of certain Medicare payments to hospitals, such as indirect medical education, direct graduate medical education, disproportionate share, and bad-debt expense, are retrospectively determined based on the hospitals’ cost reports. The final determination of these amounts (sometimes called a reconciliation) often takes many years to resolve because of audits by the program representatives, providers’ rights of appeal, and the application of numerous technical reimbursement provisions.

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

Estimated payments under various state Medicaid programs, excluding state-funded managed care programs, constituted approximately 7.4% of our net patient revenues for the six months ended June 30, 2004. These payments are typically based on fixed rates determined by the individual states. (A few states in which we operate have a Medicaid outlier payment formula.) We also receive disproportionate share payments under various state Medicaid programs. For the six months ended June 30, 2003 and 2004, our disproportionate-share payments and other state-funded subsidies were approximately $63 million and $51 million, respectively.

TENET HEALTHCARE CORPORATION and subsidiaries  33

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Many states in which we operate are facing budgetary challenges that pose a threat to Medicaid funding levels to hospitals and other providers. We expect these challenges to continue; however, we cannot predict the extent of the impact of the states’ budget constraints on our hospitals. Also, any changes to federal Medicaid funding methodologies or levels to the states could adversely impact Medicaid payments to our hospitals.

Legislative and Regulatory Changes

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) (P.L. 108-173), which was signed into law on December 18, 2003, includes several provisions affecting hospital Medicare and Medicaid reimbursement. Below is a summary of the significant provisions affecting our hospitals’ reimbursement:

Medicare – Medicare inpatient prospective payment system payments will maintain an inflationary increase of 3.4% in Federal Fiscal Year (“FFY”) 2004, a rate equal to the full market basket index. For FFY 2005, 2006 and 2007, hospitals will receive an inpatient update equal to the full market basket rate if they submit quality performance data to the Department of Health and Human Services. Those hospitals not submitting quality performance data for 10 quality measures will receive an increase equal to the market basket rate minus 0.4 percentage points. The update reduction is a one-year adjustment and does not affect the base amount inflated from year to year. Hospitals not submitting quality data in FFY 2005 may choose to submit data in 2006 or 2007 and would then receive a full inflationary update. In order to qualify for the full market basket update, hospitals must submit performance data on all patients on the 10 quality measures that are a subset of common hospital performance measures developed and aligned by CMS and the Joint Commission on Accreditation of Healthcare Organizations and endorsed by the National Quality Foundation. All of our hospitals currently participate in the National Voluntary Initiative and will, as required by CMS, report the quality data on all 10 measures to receive the full market basket update.

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

Medicaid – The reduction in Medicaid Disproportionate Share hospital funding (referred to as the “DSH cliff”) in FFY 2004 is eliminated and the DSH allotment will increase 16% over FFY 2003 levels. Subsequent years are frozen at 2004 levels until the allotment level intersects with where it would have been absent relief from the Balanced Budget Act. Increases thereafter are tied to the change in the Consumer Price Index.

34  TENET HEALTHCARE CORPORATION and subsidiaries

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Annual Update to the Medicare Inpatient Prospective Payment System

Under Medicare law, CMS is required annually to update certain rules governing prospective payments for acute, rehabilitation and skilled nursing facilities. The updates generally become effective October 1, the beginning of the federal fiscal year.  On May 11, 2004, CMS issued the proposed inpatient hospital prospective payment rules for FFY 2005.  The proposed rules would implement major provisions of the MMA pertaining to hospital payments.  CMS projects that the combined impact of the proposed changes will yield an average 4.7% increase in payments for urban hospitals.  Federal law requires a 60-day delay in the effective date of a major rule; accordingly, we expect the final FFY 2005 inpatient prospective payment rules to be issued by CMS during the week of August 1, 2004.  Significant proposals include:

•                    An inflation update for DRG operating payments equal to the hospital market basket percentage, currently estimated at 3.3% for hospitals reporting specified quality data.

•                    An increase in the cost outlier threshold from $31,000 to $35,085.

•                    An increase in the number of DRGs subject to the post-acute transfer policy from 29 to 31.

Other proposals include:

•                    Replacing the Metropolitan Statistical Areas and New England County Metropolitan Areas with the new Core Based Statistical Areas for purposes of determining hospital geographic classification.

•                    A 0.7% inflation update for DRG operating payments.

•                    Implementing a provision of the MMA that redistributes unused residency slots to teaching hospitals for purposes of calculating Medicare payments for direct and indirect graduate medical education.

•                    Incorporating 10% of the Occupational Mix Adjustment to the prospective payment wage index that is used to account for geographic differences in labor costs.  Section 1886(d)(3)(E) of the Social Security Act requires CMS to collect data every three years on the occupational mix of employees for each acute care hospital participating in the Medicare program in order to construct an occupational mix adjustment to the wage index.  The law also requires the application of the occupational mix adjustment to the wage index beginning October 1, 2004.

PRIVATE INSURANCE

Managed Care

We currently have thousands of managed care contracts with various health maintenance organizations (HMOs) and Preferred Provider Organizations (PPOs). HMOs generally maintain a full-service health care delivery network composed of physician, hospital, pharmacy and ancillary service providers that HMO members must access through an assigned “primary care” physician. The member’s care is then managed by his or her primary care physician and other network providers in accordance with the HMO’s quality assurance and utilization review guidelines so that appropriate

TENET HEALTHCARE CORPORATION and subsidiaries  35

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

health care can be efficiently delivered in the most cost-effective manner.  HMOs typically provide no benefit or reimbursement to their members who use non-contracted healthcare providers.

PPOs generally offer limited benefits to members who use non-contracted healthcare providers.  PPO members who use contracted healthcare providers receive a preferred benefit, typically in the form of lower co-pays or deductibles.  As employers and employees have demanded more choice, managed care plans have developed hybrid products that combine elements of both HMO and PPO plans.

The amount of our annual net patient revenue under managed care contracts is anticipated to be in excess of $5 billion for our continuing operations going forward. A majority of our managed care contracts are “evergreen” contracts. Evergreen contracts extend automatically every year, but may be renegotiated or terminated by either party after giving 90 to 120 days notice. In the past several years, we have renewed or renegotiated over 90% of these agreements. National payers generate in excess of 40% of our total net managed care revenues, although these agreements are typically negotiated on a local or regional basis. The remainder comes from regional or local payers.

Generally, managed care plans prefer fixed and predictable rates in their contracts with healthcare providers.  Managed care plans seeking to pay fixed and predictable rates frequently pay for hospital services on a capitation, DRG or per diem basis.

Capitation is the least common of the three fixed payment methods.  Under capitation, the hospital is paid a fixed amount each month for all the care of a specific group of members.

Managed care plans also pay hospitals a fixed fee based upon the DRG assigned to each patient.  The DRG is a healthcare industry code that is based upon the patients’ diagnosis at time of discharge.

HMOs and PPOs may also reimburse hospitals on a “per day” or “per diem” basis.  Under a per diem payment arrangement, the hospital is reimbursed a fixed amount for every day of hospital care delivered to an HMO member.  Per diem payment arrangements generally represent less financial risk to a hospital than capitation payment arrangements because the amount paid varies with the amount of care provided to each patient.  The financial risk of per diem agreements is further mitigated by the fact that most contracts with per diem payment arrangements also contain some form of “stop-loss” provision that allows for higher reimbursement rates in difficult medical cases where the hospital’s billed charges exceed a certain threshold amount.  The majority of our managed care contracts are based on per diem payments with a “stop-loss” payment component as well.

We have been working to transition key managed care payers to contracts that use fixed, predictable market-based per diems that are less dependent on stop-loss payments, and that provide for market-based rate escalators and terms and conditions designed to help us reduce bad-debt expense.

In the past, our managed care policy was developed and implemented almost exclusively at the local hospital level. However, we now have a team at the corporate level to develop a strategy to support our hospitals in their managed care relationships and provide a consistent message to payers that will focus on performance management and assessment.

Our new approach to managed care is built around the development of key competencies in the following areas: (1) strategy, policy and initiatives; (2) individualized key payer strategies; (3) managed care economics; (4) regional contracting support for our hospital regions; and (5) centralized data base management, which will enhance our ability to effectively model contract terms and conditions for negotiations, and improve the efficiency and accuracy of our billing procedures.

36  TENET HEALTHCARE CORPORATION and subsidiaries

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

SELF-PAY PATIENTS

Self-pay patients are patients who do not qualify for government payment programs such as Medicare and Medicaid, and who do not have some form of private insurance, and are, therefore, responsible for their own medical bills. We have seen an increase in the number of self-pay patients at our hospitals. Many of these patients are being admitted through the emergency department and require high acuity treatment. High acuity treatment is more costly to provide and, therefore, results in above-average billings, which are the least collectible of all accounts. We believe this trend is due to a combination of broad economic factors, including reductions in state Medicaid budgets, increased number of patients and employers who choose not to purchase insurance, and an increased burden of co-payments and deductibles to be made by patients instead of insurers.

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

Over the longer term, several other initiatives we have previously announced and began to implement should also help address this emerging challenge. For example, our Compact, which is discussed above, is enabling us to offer lower rates to uninsured patients who historically have been charged standard gross charges.

TENET HEALTHCARE CORPORATION and subsidiaries  37

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following tables provide a summary of our net operating revenues, operating expenses and operating income (loss) from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and six months ended June 30, 2003 and 2004:

	Three Months ended
	June 30
	2003	2004	Change	% Change
	(in millions)
Net operating revenues:
General hospitals	$2,566	$2,506	$(60)	(2.3%	)
Other operations	91	64	(27)	(29.7%	)
Net operating revenues	2,657	2,570	(87)	(3.3%	)
Operating expenses:
Salaries and benefits	1,143	1,131	(12)	(1.0%	)
Supplies	414	437	23	5.6%
Provision for doubtful accounts	236	499	263	111.4%
Other operating expenses	567	610	43	7.6%
Depreciation	92	90	(2)	(2.2%	)
Amortization	6	5	(1)	(16.7%	)
Impairment of long-lived assets and goodwill, and restructuring charges	155	43	(112)	(72.3%	)
Costs of litigation and investigations	68	9	(59)	(86.8%	)
Loss from early extinguishment of debt	-	5	5	100.0%
Operating income (loss)	$(24)	$(259)	$(235)	979.2%

	Three Months ended June 30
	2003		2004
	(% of net operating revenues)
Net operating revenues:
General hospitals	96.6%		97.5%
Other operations	3.4%		2.5%
Net operating revenues	100.0%		100.0%
Operating expenses:
Salaries and benefits	43.0%		44.0%
Supplies	15.6%		17.0%
Provision for doubtful accounts	8.9%		19.4%
Other operating expenses	21.3%		23.7%
Depreciation	3.5%		3.5%
Amortization	0.2%		0.2%
Impairment of long-lived assets and goodwill, and restructuring charges	5.8%		1.7%
Costs of litigation and investigations	2.6%		0.4%
Loss from early extinguishment of debt	-		0.2%
Operating income (loss)	(0.9%	)	(10.1%	)

38  TENET HEALTHCARE CORPORATION and subsidiaries

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months ended June 30
	2003	2004	Change	% Change
	(in millions)
Net operating revenues:
General hospitals	$5,211	$5,099	$(112)	(2.1%	)
Other operations	176	122	(54)	(30.7%	)
Net operating revenues	5,387	5,221	(166)	(3.1%	)
Operating expenses:
Salaries and benefits	2,269	2,268	(1)	(0.0%	)
Supplies	830	882	52	6.3%
Provision for doubtful accounts	462	790	328	71.0%
Other operating expenses	1,105	1,166	61	5.5%
Depreciation	184	181	(3)	(1.6%	)
Amortization	11	10	(1)	(9.1%	)
Impairment of long-lived assets and goodwill, and
restructuring charges	351	102	(249)	(70.9%	)
Costs of litigation and investigations	74	19	(55)	(74.3%	)
Loss from early extinguishment of debt	-	5	5	100.0%
Operating income (loss)	$101	$(202)	$(303)	(300.0%	)

	Six Months ended June 30
	2003	2004
	(% of net operating revenues)
Net operating revenues:
General hospitals	96.7%	97.7%
Other operations	3.3%	2.3%
Net operating revenues	100.0%	100.0%
Operating expenses:
Salaries and benefits	42.1%	43.4%
Supplies	15.4%	16.9%
Provision for doubtful accounts	8.6%	15.1%
Other operating expenses	20.5%	22.3%
Depreciation	3.4%	3.5%
Amortization	0.2%	0.2%
Impairment of long-lived assets and goodwill, and restructuring charges	6.5%	2.0%
Costs of litigation and investigations	1.4%	0.4%
Loss from early extinguishment of debt	-	0.1%
Operating income (loss)	1.9%	(3.9%	)

TENET HEALTHCARE CORPORATION and subsidiaries  39

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net operating revenues of our general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (primarily rental income and income from services such as cafeteria, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations consist primarily of revenues from (1) physician practices, (2) rehabilitation hospitals, long-term care facilities, a psychiatric facility and specialty hospitals—all of which are located on or near the same campuses as our general hospitals, (3) health care joint ventures operated by us, and (4) equity in earnings of unconsolidated affiliates.

Patient days and admissions were lower (3.7% and 2.6%, respectively) during the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003, while net inpatient revenues per patient day and per admission were up 2.6% and 1.5%, respectively.  These increases are principally attributable to an increase in our Indemnity, Self-Pay and Other payer category, which primarily consists of self-pay revenue.  Self-pay revenue generates a higher revenue per patient day and per admission because self-pay patients historically have been charged standard gross charges.  This payer-mix shift is partially offset by lower Medicaid revenues (in part due to lower disproportionate-share payments) and the fact that many of our hospitals began to phase in the price discounting components of the Compact during the second quarter of this year.  Under the Compact, the discount offered to uninsured patients is recognized as a contractual allowance, which reduces net patient revenues at the time the self-pay accounts are recorded.  Net inpatient revenues were down by 1.2% during the quarter ended June 30, 2004 compared to last year’s quarter.  The decline in net inpatient revenues was primarily attributable to our overall lower inpatient volumes, including our lower volumes at MCPH, Doctors Medical Center - San Pablo, and Suburban Medical Center due to our previously announced intention to divest these hospitals.  Our lower volumes were partially offset by higher revenue per patient day and per admission due to an increase in our Indemnity, Self-Pay and Other payer category as discussed above.  Also, our net inpatient revenues were down due to lower Medicaid revenues and the fact that many of our hospitals began to phase in the price discounting components of our Compact during the second quarter of this year.

Net outpatient revenue during the quarter ended June 30, 2004 decreased by 4.6% compared to last year’s quarter.  This reduction is attributable to lower volumes as outpatient visits decreased 2.0%, in part due to our previously announced sale of certain home health agencies and hospices, and lower per visit revenue,  partially due to the fact that many of our hospitals began to phase in the price discounting components of our Compact during the second quarter of this year.

Net operating revenues from our other operations were $91 million and $64 million for the three months ended June 30, 2003 and 2004, respectively.  This reduction was primarily attributable to Broadlane, Inc. (a 47% affiliate, effective June 28, 2003) no longer being consolidated.

Total operating margins (the ratio of operating income (loss) to net operating revenues) decreased from (0.9%) for the quarter ended June 30, 2003 to (10.1%) for the quarter ended June 30, 2004.  Net cash provided by operating activities for the six months ended June 30, 2004 decreased by $498 million compared to the prior year period.  The declines in operating margins and cash provided by operating activities were primarily attributable to lower net patient revenues, increases in provisions for doubtful accounts as admissions of uninsured patients continued to grow at an escalating rate (see Note 2), and payment of litigation settlements.

40  TENET HEALTHCARE CORPORATION and subsidiaries

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below shows the pre-tax and after-tax impact from continuing operations of (1) additional provision for doubtful accounts, (2) impairment of long-lived assets and goodwill, (3) restructuring charges, (4) costs of litigation and investigations and (5) loss from early extinguishment of debt for the three and six-month periods ended June 30, 2003 and 2004:

	Three Months ended		Six Months ended
	June 30		June 30
	2003	2004	2003	2004
	(in millions, except per-share amounts)
Additional provision for doubtful accounts	$ -	$(204)	$ -	$(204)
Impairment of long-lived assets and goodwill	(79)	(21)	(266)	(23)
Restructuring charges	(76)	(22)	(85)	(79)
Costs of litigation and investigations	(68)	(9)	(74)	(19)
Loss from early extinguishment of debt	-	(5)	-	(5)
Pre-tax impact	$(223)	$(261)	$(425)	$(330)
After-tax impact	$(142)	$(171)	$(292)	$(214)
Diluted per-share impact of the above items	$(0.30)	$(0.37)	$(0.63)	$(0.46)
Diluted loss per share from continuing operations, including above items	$(0.14)	$(0.45)	$(0.13)	$(0.50)

The table below shows certain selected historical operating statistics for our continuing general hospitals:

	Three Months ended June 30				Six Months ended June 30
			Increase				Increase
	2003	2004	(Decrease)		2003	2004	(Decrease)
Number of hospitals (at end of period)	70	72	2	(1)	70	72	2	(1)
Licensed beds (at end of period)	18,595	18,784	1.0%		18,595	18,784	1.0%
Average licensed beds	18,607	18,647	0.2%		18,614	18,612	-
Net inpatient revenues (in millions) (2)	$1,710	$1,690	(1.2%	)	$3,487	$3,442	(1.3%	)
Net outpatient revenues (in millions) (2)	$819	$781	(4.6%	)	$1,651	$1,584	(4.1%	)
Admissions	178,677	174,079	(2.6%	)	362,735	358,242	(1.2%	)
Equivalent admissions (3)	250,727	246,174	(1.8%	)	506,058	500,987	(1.0%	)
Average length of stay (days)	5.2	5.2	-		5.3	5.2	(0.1	)(1)
Patient days	931,788	897,777	(3.7%	)	1,908,948	1,867,880	(2.2%	)
Equivalent patient days (3)	1,295,837	1,259,222	(2.8%	)	2,638,261	2,593,007	(1.7%	)
Net inpatient revenue per patient day	$1,835	$1,883	2.6%		$1,827	$1,843	0.9%
Net inpatient revenue per admission	$9,570	$9,709	1.5%		$9,613	$9,608	(0.1%	)
Utilization of licensed beds (4)	55.0%	52.9%	(2.1%	)(1)	56.7%	55.1%	(1.6%	)(1)
Outpatient visits	1,544,612	1,513,651	(2.0%	)	3,093,343	3,078,494	(0.5%	)

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

(4)        Utilization of licensed beds represents patient days divided by average licensed beds divided by number of days in the period.

TENET HEALTHCARE CORPORATION and subsidiaries  41

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below shows certain selected historical operating statistics for our continuing general hospitals on a same-facility basis (excluding USC Kenneth Norris Jr. Cancer Hospital, acquired in December 2003, and St. Francis Hospital-Bartlett and Centennial Medical Center, which opened in June 2004):

	Three Months ended June 30		Increase		Six Months ended June 30		Increase
	2003	2004	(Decrease)		2003	2004	(Decrease)
Net inpatient revenues	$1,710	$1,680	(1.8%	)	$3,487	$3,421	(1.9%	)
Net outpatient revenues	$819	$765	(6.6%	)	$1,651	$1,556	(5.8%	)
Average licensed beds	18,607	18,517	(0.5%	)	18,614	18,518	(0.5%	)
Admissions	178,677	173,262	(3.0%	)	362,735	356,756	(1.6%	)
Average length of stay (days)	5.2	5.2	-		5.3	5.2	(0.1)
Patient days	931,788	893,223	(4.1%	)	1,908,948	1,859,160	(2.6%	)
Net inpatient revenue per patient day	$1,835	$1,881	2.5%		$1,827	$1,840	0.7%
Net inpatient revenue per admission	$9,570	$9,697	1.3%		$9,613	$9,588	(0.3%	)
Outpatient visits	1,544,612	1,493,452	(3.3%	)	3,093,343	3,040,546	(1.7%	)

SALARIES AND BENEFITS

Salaries and benefits expense as a percentage of net operating revenues was 44.0% in the quarter ended June 30, 2004 compared to 43.0% in the quarter ended June 30, 2003.  This increase can be attributed to the wage and benefit pressures created by the current nursing shortage in many of our markets,  state-mandated nurse-staffing ratios, standard merit increases for our employees, increased health and other benefit costs, increased labor union activity at certain of our hospitals, and our lower net operating revenues, which increases the percentage as a result of certain fixed staffing costs that are not reduced when volumes decrease.  The quarter ended June 30, 2003 includes approximately $25 million of charges related to a change in the discount rate used to value an unfunded executive retirement plan.

Approximately 16% of our employees were represented by labor unions at June 30, 2004.  As union activity continues to increase at our hospitals, our salaries and benefits expense is likely to increase more rapidly than our net operating revenues. Last year, we entered into agreements with the Service Employees International Union and the American Federation of Federal, State, County and Municipal Employees with respect to all of our California hospitals and two hospitals in Florida, and with the California Nurses Association with respect to all of our California hospitals. The agreements are expected to streamline the organizing and contract-negotiation processes, with minimal impact on and disruption to patient care, if our hospital employees choose to organize into collective bargaining units. The agreements also provide a framework for pre-negotiated salaries and benefits at these hospitals.

Additional factors that adversely affect our labor costs are the nationwide shortage of nurses and the enactment of state laws regarding nurse-staffing ratios. The nursing shortage is more serious in certain geographic areas than others, including several areas in which we operate hospitals, and has resulted in increased costs for nursing personnel. State-mandated nurse-staffing ratios adversely affect not only our labor costs, but if we are unable to hire the necessary number of nurses to meet the required ratios, they may also cause us to limit patient admissions with a corresponding adverse effect on our net operating revenues.  The vast majority of hospitals in California, including our hospitals, are not at all times meeting the state-mandated nurse-staffing ratios that went into effect on January 1, 2004.

42  TENET HEALTHCARE CORPORATION and subsidiaries

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have, however, gradually improved our monthly compliance and expect improvements to continue through the remainder of the year.

SUPPLIES

Supplies expense as a percentage of net operating revenues was 17.0% for the three months ended June 30, 2004 and 15.6% for the three months ended June 30, 2003.  This increase is principally attributable to higher cardiovascular, pharmaceutical and orthopedic supply costs.

We control supplies expense through product standardization, contract compliance, improved utilization, and minimization of waste. Three areas of immediate focus are cardiac stents, orthopedic implants and high-cost pharmaceuticals.  We also utilize the group purchasing and supply management services of Broadlane, Inc., a company that was spun off from Tenet in 1999, in which we currently hold a 47% interest. Broadlane offers group purchasing procurement strategy, outsourcing, and            e-commerce services to the health care industry.

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts as a percentage of net operating revenues was 19.4%  for the three months ended June 30, 2004 and 8.9% for the three months ended June 30, 2003.

The increase in the provision for doubtful accounts in the three months ended June 30, 2004 resulted primarily from $204 million in additional provisions for doubtful accounts in continuing operations to write down our self-pay patient accounts receivable to their estimated net realizable value.   The additional provisions for doubtful accounts resulted primarily from changes in how we estimate the net realizable value of self-pay accounts by further accelerating the write-down of those accounts.

Prior to the quarter ended September 30, 2003, we had employed a methodology that utilized graduated write-downs of our self-pay accounts that escalated toward the end of a 120-day aging period.  As a result of evaluating and analyzing recent collection trends of our self-pay accounts, we changed to a straight-line write-down methodology in the quarter ended September 30, 2003.

During the quarter ended June 30, 2004, we further modified our estimation process for writing down these self-pay accounts by eliminating the utilization of a straight-line methodology to estimate the net realizable value of all existing self-pay accounts (and all future self-pay accounts receivable when they are recorded).  This change in how we estimate the net realizable value of self-pay accounts is attributable to an adverse change in our business mix as admissions of uninsured and underinsured patients have grown and to the fact that we began to phase in the price discounting components of our Compact at many of our hospitals during the quarter ended June 30, 2004.  The Compact is designed to offer managed care-style discounts to most uninsured patients, which enables us to offer lower rates to those patients, who historically have been charged standard gross charges.  As mentioned above, a significant portion of those charges have often been written down as provision for doubtful accounts as the accounts aged since the likelihood of collection decreases.  Under the Compact, the discount offered to uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time the self-pay accounts are recorded and should reduce our provision for doubtful accounts in the future.  On February 19, 2004, the Secretary of Health and Human Services confirmed that hospitals can provide discounts to uninsured patients, which allows us to implement our discount plan in accordance with state law.

TENET HEALTHCARE CORPORATION and subsidiaries  43

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The price discounts for uninsured patients began to be phased in during the second quarter of this year at many of our hospitals and will be in effect at most of our hospitals by the end of this year.  We are evaluating and addressing legal and other issues that may limit our ability to implement the price discounting components of our Compact in all states where our hospitals are located, particularly Texas and California.

Accounts receivable days outstanding from continuing operations decreased from 67.2 days at December 31, 2003 to 56.1 days at June 30, 2004.   This decrease is primarily attributable to the additional provisions for doubtful accounts described above.  This amount is calculated as our accounts receivable from continuing operations on that date divided by our net operating revenues from continuing operations for the quarter divided by the number of days in the quarter.

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

We are taking numerous actions to specifically address the growth in uninsured patients. These initiatives include conducting detailed reviews of intake procedures in hospitals facing these pressures, and introducing intake best practices to all of our subsidiaries’ hospitals. Over the longer term, in addition to our Compact, discussed above, several other previously announced initiatives are also expected to help address this emerging challenge:

•                    Implementation of our plan to consolidate certain of our billing and collection activities in regional business offices, which started during 2003, is on track and is expected to improve receivables performance once fully executed by 2005.

•                    In March 2004, we integrated our patient financial services department with our hospital operations teams. This means more frequent, organized communication and collective decision-making on process improvement.

•                    All of our hospitals have now assembled their own Revenue Cycle Teams, composed of related disciplines, to address the entire revenue cycle process — from admitting through medical records, coding, billings and collections.

•                    The standardization of patient accounting systems will also allow us to quickly obtain more useful operations data at a consolidated level, and provide better tools to more promptly diagnose and address business mix shifts.

OTHER OPERATING EXPENSES

Included in other operating expenses is malpractice expense of $66 million and $102 million for the three-month periods ended June 30, 2003 and 2004, respectively. We continue to experience unfavorable pricing and limited availability trends in the professional and general liability insurance markets and increases in the size of claim settlements and awards in this area. We expect these trends to continue unless pricing for insurance becomes favorable, settlement amounts decrease, and meaningful tort reform legislation is enacted.

44  TENET HEALTHCARE CORPORATION and subsidiaries

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

For the periods June 1, 2000 through May 31, 2001, and June 1, 2001 through May 31, 2002, the policies written by Hospital Underwriting Group provided a maximum of $50 million of coverage for each policy period.  As of June 30, 2004, Hospital Underwriting Group’s retained reserves for losses for each policy period were approaching the policy maximum. If the $50 million maximum amount is exhausted in either of these periods, we will be responsible for the first $25 million per occurrence for any subsequent claim paid that was applicable to the exhausted policy period before any excess insurance coverage would apply.

Effective June 1, 2002, our self-insured retention per occurrence was increased to $2 million. In addition, a new wholly owned insurance subsidiary, The Healthcare Insurance Corporation, was formed to insure substantially all of these risks. This subsidiary insures these risks under a claims-made policy with retentions per occurrence for the periods June 1, 2002 through May 31, 2003, and June 1, 2003 through May 31, 2005 of $3 million and $13 million, respectively. Risks in excess of these retentions are reinsured with major independent insurance companies. For the policy period June 1, 2004 through May 31, 2005, The Healthcare Insurance Corporation retains 17.5% of the first $10 million layer for reinsured claims in excess of $15 million resulting in a maximum retention per occurrence of $14.75 million.

All reinsurance applicable to Hospital Underwriting Group, The Healthcare Insurance Corporation, and any excess insurance we purchase is subject to policy aggregate limitations. If such policy aggregates should be partially or fully exhausted in the future, our financial position, results of operations or cash flows could be materially adversely affected.

In addition to the reserves recorded by the above insurance subsidiaries, we maintain self-insured retention reserves based on actuarial estimates for the portion of our professional liability risks, including incurred but not reported claims, for which we do not have insurance coverage (i.e., self-insured retentions). Reserves for losses and related expenses are estimated using expected loss-reporting patterns and are discounted to their present value under a risk-free rate approach using a Federal Reserve 10-year maturity composite rate of 3.9% at June 30, 2003 and a Federal Reserve 7-year maturity composite rate of 3.8% at June 30, 2004 based on our claims payout period.  A shorter maturity composite rate was used in the second quarter of 2004 as a result of a review of the claims payment history that indicated cases were being settled in a shorter time period. If actual payments of

TENET HEALTHCARE CORPORATION and subsidiaries  45

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

claims materially exceed projected estimates of claims, our financial position, results of operations or cash flows could be materially adversely affected.

Also included in other operating expenses in the quarter ended June 30, 2004 is a net gain of approximately $18 million from our previously announced sale of certain home health agencies and hospices.

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL, AND RESTRUCTURING CHARGES

During the quarter ended June 30, 2004, we recorded impairment charges of $21 million and restructuring charges of $22 million.  The $21 million impairment charge was primarily for the write-down of long-lived assets to their estimated fair values at MCPH, which we previously announced our intent to divest. The $22 million of restructuring charges consist of $8 million in employee severance costs, $8 million in non-cash stock option modification costs related to terminated employees, and $6 million in contract termination and consulting costs. We will incur additional restructuring costs as we move forward with our restructuring plans and may incur additional asset impairment charges in future periods.

During the quarter ended March 31, 2004, we recorded impairment charges of $2 million for the write-down of long-lived assets and restructuring charges of $57 million.   The $57 million of restructuring charges consist of $9 million in employee severance costs and $48 million in closure costs related to an academic affiliation agreement with Drexel University College of Medicine in Philadelphia. In connection with our previously announced intent to divest MCPH, we are contractually responsible for certain university costs.

During the quarter ended March 31, 2003, we recorded goodwill impairment charges of $187 million related to the consolidation of our operating divisions from three to two, which we announced on March 10, 2003. Because of this restructuring of our operating divisions and regions, along with a realignment of our executive management team and other factors, our goodwill “reporting units” (as defined under SFAS No. 142) changed. Prior to the restructuring, the reporting units consisted of our three divisions; following the restructuring, they consisted of our five regions. Because of the change in reporting units, we performed a goodwill impairment evaluation in March 2003, which resulted in the above goodwill impairment charge related to our Central-Northeast region.

During the quarter ended June 30, 2003, we recorded impairment charges of $79 million for the write-down of long-lived assets to their estimated fair values at three hospitals.

We recognize impairment charges because our estimates of future cash flows from assets indicate that the carrying amounts of the assets, or groups of assets, are not fully recoverable from estimated future cash flows. Estimates are based on assumptions and projections that we believe to be reasonable and supportable. The fair-value estimates of our long-lived assets and goodwill are derived from independent appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows.

During the quarters ended March 31, 2003 and June 30, 2003, we recorded restructuring charges of $9 million and $76 million, respectively.  The combined charges consisted of $54 million in employee severance, benefits and relocation costs, $31 million in non-cash stock option modification costs related to terminated employees, $6 million in contract terminations and consulting costs, and a $6

46  TENET HEALTHCARE CORPORATION and subsidiaries

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million reduction in reserves for restructuring charges recorded in prior periods.  These costs were all incurred in connection with our previously announced plans to reduce our operating expenses.

COSTS OF LITIGATION AND INVESTIGATIONS

Costs of litigation and investigations for the three-month and six-month periods ended June 30, 2004 were $9 million and $19 million, respectively, and consisted primarily of miscellaneous settlements and costs to defend the Company against a number of lawsuits and investigations arising primarily after October 2002. These costs have abated significantly from the $282 million recorded in the year ended December 31, 2003, but we have no assurance that they will not increase again in the future. Costs of litigation and investigations were $68 million and $74 million for the three-month and six-month periods ended June 30, 2003.

NET GAIN ON SALE OF SUBSIDIARY COMMON STOCK AND LONG-TERM INVESTMENTS

The $6 million net gain in the six-month period ended June 30, 2004 relates primarily to sales of investments in various health care ventures.  The $9 million net gain in the six-month period ended June 30, 2003 relates to our sale of a portion of our common stock in Broadlane, Inc.

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

Our obligations to make future cash payments under contracts such as debt and lease agreements and under contingent commitments such as debt guarantees and standby letters of credit are summarized in the table below, as of June 30, 2004:

		Years ending December 31					Later
	Total	2004	2005	2006	2007	2008	Years
	(in millions)
Long-term debt	$4,609	$24	$16	$292	$212	$5	$4,060
Capital lease obligations	33	2	2	2	21	-	6
Long-term operating leases	830	92	163	148	141	110	176
Standby letters of credit and guarantees	260	228	7	7	4	3	11
Total	$5,732	$346	$188	$449	$378	$118	$4,253

The standby letters of credit are required principally by our insurers and various states to collateralize workers’ compensation programs pursuant to statutory requirements and as security under a selected number of programs to collateralize the deductible and self-insured retentions under our professional and general liability insurance programs. The amount of collateral required is principally dependent upon the level of claims activity and our creditworthiness. The insurers require the collateral in case we are unable to meet our obligations to claimants within the deductible or self-insured retention layers.

Capital expenditures were $250 million in the six months ended June 30, 2004, including $65 million related to the construction of our two new hospitals in Texas and Tennessee, compared to $418

TENET HEALTHCARE CORPORATION and subsidiaries  47

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million in the corresponding period in 2003, which included $29 million related to the construction of the two new hospitals.

Our capital expenditures primarily relate to the design and construction of new buildings, expansion and renovation of existing facilities, including amounts to comply with applicable laws and regulations, equipment and systems additions and replacements, introduction of new medical technologies, construction of new hospitals, and various other capital improvements.

We estimate that our capital expenditures for the year ending December 31, 2004 will be approximately $600 million, including approximately $60 million for our systems standardization and business office consolidation projects and approximately $85 million for the construction of the two new hospitals in Texas and Tennessee that opened in June 2004.  For the year ending December 31, 2005, we anticipate capital expenditures of approximately $500 million.  Estimated capital expenditures include approximately $4 million in 2004 and $7 million in 2005 of the estimated $300 million required to meet the California seismic requirements by 2012 for the remaining California facilities after all planned divestitures, based upon the most recent information available and independent review by an outside consultant.

We are currently involved in significant investigations and legal proceedings. (See Part II, Item 1, Legal Proceedings, beginning on page 59 for a description of these matters.) Although we cannot presently determine the timing or the amounts of any potential liabilities resulting from the ultimate resolutions of these investigations and lawsuits, we will incur significant costs in defending them and their outcomes could require us to incur additional debt or other financing and could have a material adverse effect on our liquidity, financial position and results of operations.

SOURCES AND USES OF CASH

Our liquidity for the six-month period ended June 30, 2004 was derived primarily from existing cash on hand, the sale of new Senior Notes and proceeds from sales of facilities. For the prior-year period, our liquidity was derived primarily from the sales of senior notes and net cash provided by operating activities.

Net cash provided by operating activities for the six months ended June 30, 2004 was $85 million, compared to net cash provided by operating activities of $583 million in the prior-year period. The principal reasons for the decline were reduced earnings and payment of litigation settlements.

On June 18, 2004, we received net cash proceeds of approximately $954 million from the sale of new 9 7/8% Senior Notes due 2014. We used a portion of the net proceeds from the offering to repurchase $260 million of our outstanding 5 3/8% Senior Notes due 2006 and $190 million of our 5% Senior Notes due 2007.  We intend to use the remaining proceeds for general corporate purposes, which may include the repurchase or repayment of other outstanding debt.

The maturities of $3.6 billion of our long-term debt fall between the years ending December 31, 2011 and December 31, 2014.  An additional $450 million is not due until 2031. We have no significant long-term debt becoming due until 2006.

Proceeds from the sales of hospitals and other assets during the six months ended June 30, 2004 aggregated $190 million. The estimated proceeds from actual and anticipated hospital sales in 2004 and any tax benefit associated with such sales should further bolster our liquidity. However, we do not

48  TENET HEALTHCARE CORPORATION and subsidiaries

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

expect to realize in cash a significant portion of the potential proceeds from such tax benefits until mid-2005.

In 2003, we established an escrow account (using $96 million of proceeds from hospital sales) dedicated to funding costs associated with completing construction at certain of our hospitals. During the six months ended June 30, 2004, we utilized $76 million of these funds for such purposes.  The balance remaining in the fund at December 31, 2003 and June 30, 2004 was $88 million and $12 million, respectively.

During the six months ended June 30, 2003, we purchased 12.5 million shares of our common stock for approximately $208 million. We have not made any repurchases since June 30, 2003 and do not intend to repurchase any shares in 2004.

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

We are currently in compliance with all covenants under our bank credit agreement and the indentures governing our senior notes and senior subordinated notes. (See Note 6.) Effective April 6, 2004, the total commitments available to us under the credit agreement were reduced from $1.2 billion to $800 million, with a concurrent change to the maximum leverage ratio and minimum fixed-charge ratio permitted under the agreement. The maximum leverage ratio was changed from no higher than 3.5-to-1 to no higher than 5.5-to-1 through June 30, 2005 and no higher than 5.0-to-1 thereafter. The minimum fixed-charge ratio was changed from no less than 2.0-to-1 to no less than 1.5-to-1. Cash borrowings are limited to $500 million under the amended agreement, but undrawn availability may be used to issue letters of credit up to the $800 million limit. The amended credit agreement required us to pledge the capital stock of certain of our hospital operating subsidiaries to secure our obligations under the agreement. Those subsidiaries also guarantee our obligations under the agreement.

At June 30, 2004, we had approximately $221 million of letters of credit outstanding under the bank credit agreement, but no cash borrowings outstanding. We had approximately $1.2 billion in cash on hand at June 30, 2004.

The bank credit agreement includes a covenant that restricts our ability to repurchase non-credit agreement debt in excess of $50 million if our leverage ratio is greater than 2.5-to-1, unless the credit facility is undrawn and we would have a minimum of $100 million of unrestricted cash on hand following the repurchase of the debt.

The ultimate resolution of claims and lawsuits brought against us, however, individually or in the aggregate (see Note 5), could have a material adverse effect on our business, including the potential breach of covenants in the credit agreement, which could create events of default under our indentures for public debt.

LIQUIDITY

We believe that existing cash on hand, the sales of facilities, future cash provided by operating activities, the availability of credit under the credit agreement, and, depending on capital market conditions, other borrowings and sales of equity or debt securities should be adequate to meet known debt-service requirements. It should also be adequate to finance planned capital expenditures and other presently known operating needs over the next three years. However, our cash needs, financial position or results of operations could be

TENET HEALTHCARE CORPORATION and subsidiaries  49

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

materially affected by the various uncertainties discussed in this section and the impact of potential judgments and settlements addressed in Part II, Item 1, Legal Proceedings.

We are aggressively identifying and implementing further actions to reduce costs and enhance our operating performance, including cash flow. Among the areas being addressed are commercial payer contracting, improved procurement efficiencies, cost standardization, bad-debt expense reduction initiatives, and reducing certain non-patient-care hospital costs. We believe our restructuring plan and the various initiatives we have undertaken will ultimately position us to report improved operating and margin performance, however that margin performance may remain somewhat below our hospital management peers because of geographic and other differences in hospital portfolios.

We believe it is important for a reader to understand that (1) if our results of operations continue to deteriorate, and/or (2) if claims, lawsuits, settlements or investigations are resolved in a materially adverse manner, there could be substantial doubt about our liquidity.

50  TENET HEALTHCARE CORPORATION and subsidiaries

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OFF-BALANCE-SHEET ARRANGEMENTS

We have no off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors, except for $260 million of standby letters of credit and guarantees as of June 30, 2004 (shown in the table on page 47).

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

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost-based revenues, which were more prevalent in earlier periods, and certain other payments, which are based on the hospitals’ cost reports, are estimated using historical trends and current factors. Cost report settlements under these programs are subject to audit by Medicare and Medicaid auditors and administrative and judicial

TENET HEALTHCARE CORPORATION and subsidiaries  51

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

review, and it can take several years until final settlement of such matters are completely resolved. Because the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates we record could change by material amounts. Adjustments for valuation allowance and prior-year cost report settlements increased revenues in the six months ended June 30, 2003 by $12 million and decreased revenues by $11 million in the six months ended June 30, 2004.

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

Revenues under managed care health plans are based primarily on payment terms involving predetermined rates per diagnosis, per diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues also are subject to review and possible audit by the payers.

During the quarter ended June 30, 2004, we began to phase in the price discounting components of the Compact at many of our hospitals;  the price discounts will be in effect at most of our hospitals by the end of this year.  Under the Compact, the discount offered to uninsured patients is recognized as a contractual allowance, which reduces net patient revenues at the time the self-pay accounts are recorded.  We are evaluating and addressing legal and other issues that may limit our ability to implement the price discounting components of the Compact in all states where our hospitals are located, particularly Texas and California.

We believe that adequate provision has been made for any adjustments that may result from final determination of amounts earned under all the above arrangements. We are not aware of any material claims, disputes or unsettled matters with any payers for which we have not adequately provided in the accompanying condensed consolidated financial statements.

PROVISION FOR DOUBTFUL ACCOUNTS

We provide for an allowance against accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of certain of our accounts receivable, our historical collection experience by hospital and for each type of payer, and other relevant factors.

During the quarter ended June 30, 2004, we recorded additional provisions for doubtful accounts in the amount of $254 million, of which $204 million is for continuing operations and $50 million is for discontinued operations, to write down our self-pay patient accounts receivable to their estimated net

52  TENET HEALTHCARE CORPORATION and subsidiaries

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

realizable value.  The additional provisions for doubtful accounts resulted primarily from changes in how we estimate the net realizable value of self-pay accounts by further accelerating the write-down of those accounts.

Prior to the quarter ended September 30, 2003, we had employed a methodology that utilized graduated write-downs of our self-pay accounts that escalated toward the end of a 120-day aging period.  As a result of evaluating and analyzing recent collection trends of our self-pay accounts, we changed to a straight-line write-down methodology in the quarter ended September 30, 2003.

During the quarter ended June 30, 2004, we further modified our estimation process for writing down these self-pay accounts by eliminating the utilization of a straight-line methodology to estimate the net realizable value of all existing self-pay accounts (and all future self-pay accounts receivable when they are recorded).  This change in how we estimate the net realizable value of self-pay accounts is attributable to an adverse change in our business mix as admissions of uninsured and underinsured patients have grown and the fact that we began to phase in the price discounting components of our Compact at many of our hospitals during the quarter ended June 30, 2004.  The Compact is designed to offer managed care-style discounts to most uninsured patients, which enables us to offer lower rates to those patients, who historically have been charged standard gross charges.  As mentioned above, a significant portion of those charges have often been written down as provision for doubtful accounts as the accounts aged since the likelihood of collection decreases.  Under the Compact, the discount offered to uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time the self-pay accounts are recorded and should reduce our provision for doubtful accounts in the future.  On February 19, 2004, the Secretary of Health and Human Services confirmed that hospitals can provide discounts for uninsured patients, which allows us to implement our discount plan in accordance with state law.   The price discounts for uninsured patients began to be phased in during the second quarter of this year at many of our hospitals and will be in effect at most of our hospitals by the end of this year.  We are evaluating and addressing legal and other issues that may limit our ability to implement the price discounting components of the Compact in all states where our hospitals are located, particularly Texas and California.

ACCRUALS FOR GENERAL AND PROFESSIONAL LIABILITY RISKS

We insure substantially all of our professional and comprehensive general liability risks in excess of self-insured retentions through insurance subsidiaries. (See Note 7.) Risks in excess of these retentions are reinsured with major independent insurance companies.

We record reserves for claims when they are probable and reasonably estimable. We maintain reserves, which are based on actuarial estimates by an independent third party, for the portion of our professional liability risks, including incurred but not reported claims, to the extent we do not have insurance coverage (i.e., self-insured retentions). We estimate reserves for losses and related expenses using expected-loss-reporting patterns. Reserves are discounted to their estimated present value under a risk-free rate approach using a Federal Reserve 10-year maturity composite rate at June 30, 2003 and a Federal Reserve 7-year maturity composite rate at June 30, 2004 based on our claims payout period.  A shorter maturity composite rate was used in the second quarter of 2004 as a result of a review of the claims payment history that indicated cases were being settled in a shorter time period.  There can be no assurance that the ultimate liability will not exceed our estimates.

TENET HEALTHCARE CORPORATION and subsidiaries  53

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

Goodwill represents the excess of costs over the fair value of assets of businesses acquired. Goodwill and other intangible assets acquired in purchase business combinations and determined to have indefinite useful lives are not amortized, but instead are subject to impairment tests performed at least annually. For goodwill, we perform the test at the reporting unit level, as defined by SFAS No. 142, when events occur that require an evaluation to be performed or at least annually. If we find the carrying value of goodwill to be impaired, or if the carrying value of a business that is to be sold or otherwise disposed of exceeds its fair value, then we reduce the carrying value, including any allocated goodwill, to fair value. Estimates of fair value are based on independent appraisals, established market prices for comparative assets or internal calculations of estimated future net cash flows.

In July 2004, we consolidated our operating regions from five to four in an effort to continue streamlining our operational structure as we build our future around 69 hospitals.  Our hospitals in Louisiana and Mississippi are now grouped with our Texas region hospitals and renamed the Texas-Gulf Coast region.  Our hospitals in North Carolina, South Carolina and Georgia are now grouped with the hospitals in our Central-Northeast region and renamed the Central Northeast-Southern States region.  Our hospital in Alabama is now grouped with our Florida region hospitals and renamed the Florida-Alabama region.  Our California region remains unchanged.

Because of the consolidation of our regions, our goodwill “reporting units,” as defined under SFAS  No. 142, will be changed.  We do not anticipate a goodwill impairment as a result of this change in our goodwill reporting units.

ACCOUNTING FOR INCOME TAXES

We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Developing our provision for income taxes and analysis of potential tax exposure items requires significant judgment and knowledge of federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. Our judgments and tax strategies are subject

54  TENET HEALTHCARE CORPORATION and subsidiaries

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to audit by various taxing authorities. While we believe we have provided adequately for our income tax liabilities in our consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on our financial position, results of operations or cash flows.

ACCOUNTING FOR STOCK-BASED COMPENSATION

We account for the cost of stock-based compensation using the fair-value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. Under the fair-value method, the cost of stock option grants and other incentive awards to employees, directors, advisors and consultants is generally measured by the fair value of the awards on their grant dates and is recognized over the vesting periods of the awards. We estimate the fair value of stock option grants as of the date of each grant, using a Black-Scholes option-pricing model. This model incorporates our reasoned assumptions regarding (1) the expected volatility of our common stock price, (2) estimated risk-free interest rates, and (3) the expected dividend yield, if any, all over the expected lives of the respective options. We do not adjust the model for non-transferability, risk of forfeiture or the vesting restrictions of the option—all of which would reduce the option value if factored into our calculations. The most critical of the above assumptions in our calculations of fair value is the expected life of an option, because it, in turn, is a principal part of our calculations of expected volatility and interest rates. Accordingly, we reevaluate our estimate of expected life at each major grant date. Our reevaluation is based on recent exercise patterns and is reviewed from time to time by an outside, independent consulting firm.

FORWARD-LOOKING STATEMENTS

The information in this Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements represent management’s current belief, based on currently available information, as to the outcome and timing of future events. They involve known and unknown risks, uncertainties and other factors—many of which we are unable to predict or control—that may cause our actual results, performance or achievements, or health care industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the following:

•                    Changes in the Medicare and Medicaid programs, including modifications to patient eligibility requirements or the method of calculating payments or reimbursements.

•                    Any removal or exclusion of us, or one or more of our subsidiaries’ hospitals, from participation in the Medicare program.

•                    The ability to enter into managed care provider arrangements on acceptable terms.

•                    The outcome of known and unknown litigation, government investigations, and liability and other claims asserted against us.

TENET HEALTHCARE CORPORATION and subsidiaries  55

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

56  TENET HEALTHCARE CORPORATION and subsidiaries

PART I.  FINANCIAL INFORMATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2004, there were no borrowings under our five-year revolving credit agreement. If we do borrow under that agreement, we will be exposed to variable interest rate changes. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features. We had no significant long-term, market-sensitive investments. Our market risk associated with our investments in debt securities classified as a current asset is substantially mitigated by the frequent turnover of the portfolio. We have no affiliation with partnerships, trusts or other entities (sometimes referred to as special-purpose or variable-interest entities) whose purpose is to facilitate off-balance-sheet financial transactions or similar arrangements. Thus, we have no exposure to the financing, liquidity, market or credit risks associated with such entities.

TENET HEALTHCARE CORPORATION and subsidiaries  57

PART I.  FINANCIAL INFORMATION

ITEM 4.  CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in alerting them in a timely manner to material information related to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

During the period covered by this report, there have been no changes to our internal controls over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

58  TENET HEALTHCARE CORPORATION and subsidiaries

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

Tenet and our subsidiaries are subject to a significant number of claims and lawsuits.  We are also the subject of federal and state agencies’ heightened and coordinated civil and criminal investigations and enforcement efforts, and have received subpoenas and other requests for information relating to a variety of subjects. In the present environment, we expect that these enforcement activities will take on additional importance, that government enforcement activities will intensify, and that additional matters concerning us and our subsidiaries may arise.  We also expect new claims and lawsuits to be brought against us from time to time.

The results of these claims and lawsuits cannot be predicted, and it is possible that the ultimate resolution of these claims and lawsuits, individually or in the aggregate, may have a material adverse effect on our business (both in the near and long term), financial position, results of operations or cash flows.  Although we defend ourselves vigorously against claims and lawsuits and cooperate with investigations, these matters:

•                    Could require us to pay substantial damages or amounts in judgments or settlements, which individually or in the aggregate could exceed amounts, if any, that may be recovered under our insurance policies where coverage applies and is available.

•                    Cause us to incur substantial expenses.

•                    Require significant time and attention from our management.

•                    Could cause us to close or sell hospitals or otherwise modify the way we conduct business.

We recognize that, where appropriate, our interests may be best served by resolving certain matters without litigation. To that end, we have been and continue to be engaged in general discussions with federal law enforcement agencies regarding the possibility of reaching a non-litigated resolution of outstanding issues with the federal government.  We are not able to predict whether such a resolution will in fact occur on any terms, project a timeline for resolution or quantify the economic impact of any non-litigated resolution. However, if we do reach a non-litigated resolution, we would expect the resolution to be significant and require us to incur additional debt or other financing.  At this time, we have not recorded any reserves for such a resolution. If a non-litigated resolution does not occur, we will continue to defend ourselves vigorously against claims and lawsuits.  As stated above, any resolution of significant claims against us, whether as a result of litigation or negotiation, could have a material adverse impact on our liquidity, financial position or results of operations.

We record reserves for claims and lawsuits when they are probable and reasonably estimable.  However, we presently cannot determine the ultimate resolution of all investigations and lawsuits.  In cases where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized in our condensed consolidated financial statements all potential liabilities that may result.  If adversely determined, the outcome of some of these matters could have a material adverse effect on our liquidity, financial position or results of operations.

Currently pending legal proceedings and investigations that are not in the ordinary course of business are principally related to the subject matters set forth below. We undertake no obligation to update these disclosures for any new developments.

TENET HEALTHCARE CORPORATION and subsidiaries  59

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

PHYSICIAN RELATIONSHIPS

We and certain of our subsidiaries are under heightened scrutiny with respect to our hospitals’ relationships with physicians.  We believe that all aspects of our relationships with physicians are potentially under review. Proceedings in this area may be criminal, civil or both.

United States v. Weinbaum, Tenet HealthSystem Hospitals, Inc., Alvarado Hospital Medical Center, Inc. and Nazaryan, Case No. 03CR1587L (United States District Court for the Southern District of California, Fourth Superseding Indictment filed July 22, 2004)

On June 5, 2003, a federal grand jury in San Diego, California returned an eight-count indictment against Barry Weinbaum, the chief executive officer of Alvarado Hospital Medical Center, Inc., a hospital owned by one of our subsidiaries and located in San Diego. The indictment alleged conspiracy to violate the federal anti-kickback statute and included substantive counts alleging the payment of illegal remuneration related to physician relocation, recruitment and consulting agreements.

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

On September 25, 2003, the grand jury returned a second superseding indictment that added the hospital’s director of business development, Mina Nazaryan, as a defendant. The second superseding indictment charged the defendants with conspiracy to violate the anti-kickback statute and 19 substantive counts of paying illegal remunerations. Additionally, Ms. Nazaryan is charged with one count of obstruction of a health care offense investigation and two counts of witness tampering.

On April 15, 2004, the grand jury returned a third superseding indictment, adding four counts of filing a false tax return solely against Ms. Nazaryan.

On July 22, 2004, the grand jury returned a fourth superseding indictment against Barry Weinbaum, Mina Nazaryan, Alvarado Hospital Medical Center and Tenet HealthSystem Hospitals, Inc.  The fourth superseding indictment added details and allegations to the previously identified counts.

All of the defendants have pleaded not guilty and trial is set for October 13, 2004 in United States District Court in San Diego. If convicted, the two defendant subsidiaries would be subject to monetary penalties and exclusion from participation in the Medicare program and other federal and state health care programs.

Southern California Investigations

On July 3, 2003, we and several of our subsidiaries received administrative subpoenas from the U.S. Attorney’s Office for the Central District of California seeking documents since 1997 related to physician relocation agreements at seven Southern California hospitals owned by our subsidiaries, as well as summary information about physician relocation agreements related to all of our hospital subsidiaries. Specifically, the subpoenas, issued in connection with a criminal investigation, seek

60  TENET HEALTHCARE CORPORATION and subsidiaries

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

information from us, three intermediary corporate subsidiaries and subsidiaries that own seven of our Southern California hospitals: Centinela Hospital Medical Center in Inglewood, Daniel Freeman Memorial Hospital in Inglewood, Daniel Freeman Marina Hospital in Marina del Rey, John F. Kennedy Memorial Hospital in Indio, Brotman Medical Center in Culver City, Encino-Tarzana Regional Medical Center in Encino and Tarzana, and Century City Hospital in Los Angeles. We are cooperating with the government regarding this investigation.

Physician arrangements at three of these hospitals—Century City Hospital, Brotman Medical Center and Encino-Tarzana Regional Medical Center—are also the subject of an ongoing federal civil investigation.

In addition, we are cooperating with the United States Attorney’s Office in Los Angeles regarding its investigation into physician agreements, coronary procedures and billing practices at three hospitals in Southern California—Centinela Hospital Medical Center, Daniel Freeman Memorial Hospital and USC University Hospital.  We have received a number of voluntary document requests from the government seeking information from 1998 to June 2004 concerning various aspects of this investigation.

Women’s Cancer Center

In April 2003, we received an administrative subpoena duces tecum from the Department of Health and Human Services, Office of the Inspector General, seeking documents relating to any agreements with the Women’s Cancer Center, a physician’s group practicing in the field of gynecologic oncology, and certain physicians affiliated with that group. The subpoena seeks documents from us as well as four California hospitals—Community Hospital of Los Gatos, Doctors Medical Center of Modesto, San Ramon Regional Medical Center and St. Luke Medical Center in Pasadena (which is now closed)—and Lake Mead Hospital Medical Center in North Las Vegas, Nevada (which was sold effective February 1, 2004).  We are cooperating with the government with respect to this investigation.

Florida Medicaid Investigation

In June 2003, the Florida Medicaid Fraud Control Unit (“FMFCU”) issued an investigative subpoena to us seeking employee personnel records and contracts with physicians, physician assistants, therapists and management companies, including loan agreements and purchase and sale agreements, from January 1, 1992 to June 27, 2003 related to the Florida hospitals owned by our subsidiaries. Since that time, we have received additional requests for information related to the foregoing topics, as well as coding at our Florida hospitals, and we are cooperating with the FMFCU’s investigation.

El Paso Investigation

On January 23, 2004, we learned that the Office of the Inspector General (OIG) of the Department of Health and Human Services had issued subpoenas to various physicians who have financial arrangements with three of our hospitals in El Paso, Texas. The subpoenas request documents relating to financial arrangements between these physicians and us or our subsidiaries. On March 3, 2004, as anticipated, we received from the Civil Division of the Department of Justice a request for documents in connection with this inquiry. We are cooperating with the government with respect to this matter.

New Orleans Investigation

On July 30, 2004, we received a subpoena from the United States Attorney’s Office in New Orleans, requesting documents relating to physician relationships and financial arrangements at three New Orleans area hospitals – Memorial Medical Center, Kenner Regional Medical Center and St. Charles General Hospital.  We are cooperating with the government with respect to this matter.

TENET HEALTHCARE CORPORATION and subsidiaries  61

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

PRICING

We and certain of our subsidiaries are currently subject to governmental investigations and civil lawsuits arising out of the pricing strategies implemented at facilities owned by our subsidiaries.

Outlier Investigation

On January 2, 2003, the United States Attorney’s Office for the Central District of California issued an administrative investigative demand subpoena seeking production of documents related to Medicare outlier payments by us and 19 hospitals owned by our subsidiaries.

On January 14, 2003, we received an additional subpoena requesting information concerning outlier payments and our corporate integrity agreement that expired in 1999.

On October 15, 2003, we received another subpoena from the U.S. Attorney’s Office seeking medical and billing records from 1998 to October 15, 2003 for certain identified patients who were treated at two Los Angeles-area facilities owned by our subsidiaries—Encino-Tarzana Regional Medical Center in Tarzana and USC University Hospital.  Additionally, the subpoena seeks personnel information concerning certain managers at those facilities during that period, as well as information about the two hospitals’ gross charges for the same time period.

The investigation is focused on whether our receipt of outlier payments violated federal law and whether we omitted material facts concerning our outlier revenue from our public filings. We are cooperating with the government with respect to this investigation.

Pharmaceutical Pricing Litigation

We have been sued in class actions in a number of states regarding the pricing of pharmaceuticals and other products and services at hospitals owned and operated by our subsidiaries. In California, the following actions have been coordinated into one proceeding entitled Tenet Healthcare Cases II, J.C.C.P. No. 4289, now pending in the Los Angeles County Superior Court:

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

(5)                      Delgadillo v. Tenet Healthcare Corp., Case No. BC 290056 (Superior Court of California, County of Los Angeles, filed February 7, 2003);

(6)                      Geller v. Tenet Healthcare Corp., Case No. BC 292641 (Superior Court of California, County of Los Angeles, filed March 21, 2003);

(7)                      Jervis v. Tenet Healthcare Corp., Case No. BC 289522 (Superior Court of California, County of Los Angeles, filed January 30, 2003);

62  TENET HEALTHCARE CORPORATION and subsidiaries

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

(10)                Vargas v. Tenet Healthcare Corp., Case No. BC 291303 (Superior Court of California, County of Los Angeles, filed March 3, 2003);

(11)                Walker v. Tenet Healthcare Corp., Case No. BC 03082281 (Superior Court of California, County of Alameda, filed February 7, 2003);

(12)                Watson v. Tenet Healthcare Corp., Case No. 147593 (Superior Court of California, County of Shasta, filed December 20, 2002); and

(13)                Yslas v. Tenet Healthcare Corp., Case No. BC 289356 (Superior Court of California, County of Los Angeles, filed January 28, 2003).

On December 24, 2003, after the court overruled most of our demurrers to plaintiffs’ First Amended and Consolidated Complaint, plaintiffs in the coordinated California action filed a Second Amended and Consolidated Class Action and Representative Complaint against us and all of our California hospitals on behalf of plaintiffs and a purported class consisting of certain uninsured, self-insured and Medicare patients who allegedly paid excessive or unfair prices for prescription drugs or medical products or procedures at hospitals or other medical facilities owned by us or our subsidiaries. The complaint asserts claims for violation of California’s unfair competition law, violation of California’s Consumers’ Legal Remedies Act, breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. Plaintiffs seek to enjoin us from continuing the alleged unfair pricing policies and practices, and to recover all sums wrongfully obtained by those policies and practices, including compensatory damages, punitive damages, restitution, disgorgement of profits, treble damages, and attorneys’ fees and costs. On January 20, 2004, we answered the Second Amended and Consolidated Complaint and filed counterclaims against the majority of the named plaintiffs for failure to pay the outstanding balances on their respective patient bills. The case is currently in the class discovery phase, with plaintiffs’ motion for class certification due to be filed on August 16, 2004. The hearing on plaintiffs’ motion for class certification is scheduled for January 31, 2005.

In addition, a similar class action entitled Wade v. Tenet Healthcare Corporation, et al., No. Ct-000250-03, was filed in Circuit Court in Memphis, Tennessee on January 15, 2003. The complaint asserts claims for violation of the Tennessee Consumer Protection Act, unjust enrichment, fraudulent concealment, declaratory relief and breach of contract. These claims are based on allegations that we excessively inflated our charges for medical products, medical services and prescription drugs at our hospitals. Plaintiffs seek compensatory and punitive damages, attorneys’ fees, and equitable and other relief. On April 28, 2003, we filed a motion to dismiss the complaint. On November 13, 2003, the court accepted our challenges to the sufficiency of the complaint and granted plaintiffs leave to amend to allege certain matters with more specificity. Plaintiffs filed an amended complaint on March 12, 2004. In response to plaintiffs’ amended complaint, we plan to file a motion for summary judgment, which will likely be set for hearing in September 2004.

TENET HEALTHCARE CORPORATION and subsidiaries  63

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 31, 2003, we were served with a similar class action in Louisiana, entitled Jordan, et al. v. Tenet Healthcare Corp., et al., No 591 374, Civil District Court, Jefferson Parish. The class action complaint alleged that the seven Louisiana hospitals owned by our subsidiaries charged excessive amounts for prescription drugs, medical services and medical products. The complaint asserted claims for violation of the Louisiana Unfair Trade Practice and Consumer Protection Law, and sought on behalf of the alleged class an accounting, injunctive relief, restitution, compensatory damages, and attorneys’ fees and costs. The Jordan action was dismissed with prejudice by the court on statute of limitations grounds. A nearly identical action, Wright v. Tenet Healthcare Corp. et al., No. 2003 6262, Civil District Court, Orleans Parish, Louisiana, was filed on April 22, 2003. The court granted defendant’s exception to the Wright complaint for failure to state a cause of action and gave plaintiff 30 days to amend her petition. On November 14, 2003, plaintiff filed an amended petition, alleging claims against us under the Louisiana Unfair Practices Act, as well as claims for unjust enrichment, fraud and misrepresentation. A third class action was filed in Louisiana on May 5, 2003, entitled Miranda v. Tenet Louisiana, Tenet Healthcare Corp., No. 03 6893, Civil District Court, Orleans Parish. The class action complaint, filed on behalf of all uninsured and partially insured residents of Louisiana who were treated at hospitals affiliated with us in Louisiana since February 1, 1999, alleges that the hospitals charged excessive prices for health care and pharmaceuticals. Plaintiff asserts claims for unjust enrichment, negligent misrepresentation, fraud and misrepresentation, and breach of contract, and seeks compensatory and punitive damages, attorneys’ fees and equitable, injunctive and other relief.  We filed exceptions seeking to have the complaint dismissed.  Plaintiffs then moved to consolidate the Wright and Miranda actions, and the court granted the unopposed motion.  We filed exceptions to the consolidated amended petition, which were denied on July 30, 2004.

A similar class action, filed May 16, 2003 and entitled Garcia v. Tenet Healthcare Corp. et al., No. 03 008646 CA 18b, Broward County, is pending in Florida.  Plaintiffs allege, on behalf of themselves and a purported class of uninsured and partially insured patients, that we and/or our affiliated hospitals charged excessive and unlawful prices for medical products, services and pharmaceuticals. The complaint alleges a violation of Florida’s Deceptive and Unfair Trade Practices Act and also asserts claims for unfair competition and unjust enrichment, and seeks damages, attorneys’ fees, and injunctive and other equitable relief.  We filed a motion to dismiss the complaint, which was heard on April 29, 2004.  As of July 30, 2004, the court had not yet ruled on the motion.

A similar class action was filed on June 19, 2003 in South Carolina, entitled Comer v. Tenet Healthcare Corporation, No 03-CP-46-1688, Court of Common Pleas, Sixth Judicial Circuit, York County. The action has been amended and renamed Atherton v. Tenet Healthcare Corp. & AMISUB of South Carolina, Case No. 03-CP-46-1688. The amended complaint alleges, on behalf of plaintiffs and all “uninsured or self-pay patients” treated at Piedmont Medical Center in York County, South Carolina, since January 1, 1997, that the charges at Piedmont Medical Center are excessive and in breach of a contract between York County and the defendant and trustees of the hospital to limit charges at the hospital. In addition to this breach of contract claim, plaintiffs also have alleged claims for unjust enrichment and implied contract for value of goods and services received and seek compensatory and punitive damages, injunctive and other relief. We filed a motion for summary judgment on all claims, which was heard on March 1, 2004. On March 29, 2004, the court granted our motion for summary judgment in its entirety as to all claims asserted by plaintiff.  On May 10, 2004, plaintiffs appealed the trial court’s summary judgment ruling to the Court of Appeals of the State of South Carolina.

64  TENET HEALTHCARE CORPORATION and subsidiaries

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Plaintiffs are expected to file an opening brief with the Court of Appeals on or before August 24, 2004.

Finally, a similar class action was filed on December 17, 2003 in Pennsylvania, entitled Wright v. Tenet Healthcare Corp., No. 002365, Court of Common Pleas, Philadelphia County, on behalf of all Pennsylvania residents who allegedly paid unlawful or unfair prices for prescription drugs or medical products or procedures at hospitals or other medical facilities owned by us and/or our subsidiaries. The complaint alleges causes of action for violation of the Pennsylvania Unfair Trade Practices Act, breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment, and seeks damages, restitution, injunctive relief and attorneys’ fees.  We filed a motion to dismiss the action on February 26, 2004. In response, plaintiff filed an amended complaint and, subsequently, filed a motion for leave to amend to add a new plaintiff and several additional defendant entities. Plaintiff’s second amended complaint was filed on June 28, 2004.  The second amended complaint adds a new representative plaintiff to the putative class and adds as defendants seven Philadelphia hospitals that were affiliated with us during the relevant time period and their parent corporation, Tenet HealthSystem Philadelphia, Inc.  Plaintiffs voluntarily dismissed from the case Tenet HealthSystem HealthCorp. and Tenet HealthSystem Hospitals.  We filed preliminary objections to the second amended complaint on July 22, 2004.

Managed Care Insurance Disputes

We and our subsidiaries are also engaged in disputes with a number of managed care plans concerning charges at facilities owned by our subsidiaries and the impact of those charges on stop-loss and other payments. These disputes involve accounts receivable owed to our subsidiaries’ facilities, as well as claims by the managed care plans for alleged overcharges, and the disputes are in various stages, from negotiation to litigation.

SECURITIES AND SHAREHOLDER MATTERS

In Re Tenet Healthcare Corporation Securities Litigation, Case No. CV-02-8462-RSWL (United States District Court, Central District of California, Consolidated Amended Complaint filed May 23, 2003)

From November 2002 through January 2003, 20 securities class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the Central District of California and the Southern District of New York on behalf of all persons or entities who purchased our securities during the various class periods specified in the complaints. All of these actions have been consolidated under the above-listed case number in the United States District Court for the Central District of California. The procedures of the Private Securities Litigation Reform Act (PSLRA) apply to these cases.

On February 10, 2003, the State of New Jersey was appointed “lead” plaintiff in the consolidated actions and its counsel, the law firm of Schiffrin & Barroway, was appointed as lead class counsel.

On January 15, 2004, after the court granted in November 2003 defendants’ motion to dismiss plaintiffs’ first amended complaint for failure to plead fraud with particularity, plaintiffs filed their second amended complaint. The named defendants are Tenet Healthcare Corporation, Jeffrey Barbakow, David Dennis, Thomas Mackey, Raymond Mathiasen, Barry Schochet and Christi Sulzbach. The claims in the second amended complaint are (1) securities fraud under Section 10(b) of

TENET HEALTHCARE CORPORATION and subsidiaries  65

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

and Rule 10b-5 under the Securities Exchange Act of 1934 (the “Exchange Act”), (2) control person liability pursuant to Section 20(a) of the Exchange Act, (3) insider trading under Section 10(b) of and Rule 10b-5 under the Exchange Act, (4) making false statements in registration statements for our debt offerings under Section 11 of the Securities Act of 1933, and (5) control person liability pursuant to Section 15 of the Securities Act. Plaintiffs allege that we and the individual defendants made or were responsible for false and misleading statements concerning our receipt of Medicare outlier payments and allegedly medically unnecessary heart surgeries at our hospital in Redding, California, Redding Medical Center. Plaintiffs have not specified an amount of monetary damages. Defendants’ motions to dismiss were filed on March 1, 2004.

On May 24, 2004, the court heard, and denied, defendants’ motions to dismiss.  The matter will proceed with the following claims against the following defendants: (1) securities fraud under Section 10(b) of and Rule 10b-5 under the Exchange Act against us and defendants Barbakow, Dennis and Mackey, (2) control person liability pursuant to Section 20(a) of the Exchange Act against defendants Barbakow, Dennis, Mackey, Mathiasen, Schochet and Sulzbach, (3) insider trading under Section 10(b) of and Rule 10b-5 under the Exchange Act against defendants Barbakow and Mackey, and (4) making false statements in registration statements for our debt offerings under Section 11 of the Securities Act and control person liability pursuant to Section 15 of the Securities Act against us and defendants Barbakow, Mackey, Dennis and Mathiasen.

On July 6, 2004, all defendants filed answers to the second amended complaint denying all allegations of wrongdoing, setting forth various affirmative defenses and denying any liability for any and all of the causes of action set forth.

Shareholder Derivative Actions

(1)                      In re Tenet Healthcare Corporation Derivative Litigation, Lead Case No. 01098905 (California Superior Court, Santa Barbara County); and

(2)                      In re Tenet Healthcare Corporation Derivative Litigation, Case No. CV-03-0011 RSWL (United States District Court, Central District of California).

The above-listed cases are shareholder derivative actions filed against members of our board of directors and senior management by shareholders purporting to pursue their actions on our behalf and for our benefit. No pre-lawsuit demand to investigate the allegations or bring the action was made on the board of directors. We are also named as a nominal defendant in each of the cases.

In the California derivative litigation, which involves 10 cases that have been consolidated, the lead plaintiff filed a Consolidated Amended Complaint on March 3, 2003. On May 1, 2003, defendants filed a motion to stay the California derivative litigation in favor of the federal derivative litigation and filed demurrers to all of the causes of action alleged in the Consolidated Amended Complaint. The complaint alleges claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, indemnification and insider trading under California law.  The complaint alleges that the individual defendants breached their fiduciary duties and engaged in gross mismanagement by allegedly ignoring indicators of the lack of control over our accounting and management practices, allowing us to engage in improper conduct, permitting misleading information to be disseminated to shareholders, failing to monitor hospitals and doctors to prevent improper action, and otherwise failing to carry out their duties and obligations to us. The lead plaintiff further

66  TENET HEALTHCARE CORPORATION and subsidiaries

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

alleges that the defendants violated the California insider trading statute because they allegedly knew, but did not disclose, that (1) physicians at hospitals owned by our subsidiaries were routinely performing unnecessary procedures in order to take advantage of Medicare outlier reimbursement, (2) we deliberately raised our prices to take advantage of Medicare outlier reimbursement, (3) our growth was dependent primarily on our continued receipt of Medicare outlier payments, and (4) the rules and regulations related to Medicare outlier payments were being reformed to limit outlier payments, which would have a material negative effect on our revenues and earnings going forward. Plaintiff seeks a declaration that the individual defendants violated their fiduciary duties, compensatory damages plus interest, treble damages under Section 25502.5(a) of the California Corporations Code for insider trading, restitution and disgorgement of profits. On July 22, 2003, the California Superior Court entered an order overruling defendants’ demurrer, and granting the motion to stay.

On June 17, 2004, the court, following a motion by the lead plaintiff to lift the stay, ordered that documents produced in the federal derivative action be produced to the plaintiff upon its request and at its expense.  Also on June 17, 2004, the court denied defendants’ motion to strike the lead plaintiff’s writ of mandate seeking documents and discovery under California Corporations Code Section 1601, and ordered us and the plaintiff to meet and confer regarding a discovery referee to determine the permissible scope of plaintiff’s inspection.  The action otherwise remains stayed until further order of the court.  A case management conference is scheduled for September 23, 2004.

In addition to the derivative litigation pending in the California Superior Court, four derivative cases have also been filed in federal court. These four cases have been consolidated in the United States District Court for the Central District of California. Dr. Bernard Stern, North Border Investments and the City of Philadelphia have been appointed lead plaintiffs. Plaintiffs served their First Consolidated Amended Complaint on March 28, 2003, which was dismissed by the court, with leave to amend, pursuant to defendants’ motion to dismiss in November 2003.

Plaintiffs filed their amended complaint on January 15, 2004. In addition to common law claims for breach of fiduciary duty, abuse of control, waste of corporate assets, indemnification, insider trading and unjust enrichment, the Second Consolidated Amended Complaint alleges violations of Sections 14(a) and 10(b) of and Rules 14a-9 and 10b-5 under the Exchange Act. Plaintiffs have alleged that the court has diversity jurisdiction over the state law claims. Plaintiffs seek declarations that (1) the directors violated Section 14(a) of the Exchange Act, (2) Jeffrey Barbakow violated Section 10(b) of and Rule 10b-5 under the Exchange Act, (3) defendants are liable for contribution and indemnification under Section 10(b) of and Rule 10b-5 under the Exchange Act, (4) defendants committed insider trading, and (5) defendants breached their fiduciary duties, were unjustly enriched and must indemnify us under common law. The action also seeks an order that defendants refrain from further breaches of fiduciary duty. Plaintiffs further seek compensatory damages in an unstated amount, recovery of “millions of dollars” of profit from alleged insider trading and imposition of an equitable lien to secure recovery, repayment of salaries and other compensation, statutory treble damages and punitive damages. Defendants filed motions to dismiss this complaint on March 1, 2004.

On May 24, 2004, the court heard all motions to dismiss and granted them in part and denied them in part.  As to defendant Barbakow, the court denied the motion to dismiss the claims for alleged violations of Sections 10(b) and 14(a) of and Rules 14a-9 and 10b-5 under the Exchange Act.  The court further denied defendant Barbakow’s motion to dismiss plaintiffs’ claims for breach of fiduciary duty, common law insider trading and misappropriation, unjust enrichment, waste of corporate assets,

TENET HEALTHCARE CORPORATION and subsidiaries  67

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

common law indemnification and abuse of control.  The court granted defendant Barbakow’s motion to dismiss the claim for contribution under Section 10(b) of the Exchange Act.  As to all other defendants, the court granted the motions to dismiss in their entirety.

On June 16, 2004, plaintiffs filed a Third Consolidated Amended Shareholder Derivative Complaint.  The third amended complaint sets forth claims for: (1) alleged breach of fiduciary duty against Jeffrey Barbakow, Bernice Bratter, Sanford Cloud, Jr., Maurice DeWald, Michael Focht, Van B. Honeycutt, Robert Kerrey, Lester Korn, Thomas Mackey, Raymond Mathiasen and Christi Sulzbach, (2) alleged insider trading and misappropriation in violation of the common law against defendants Barbakow, Bratter, Cloud, DeWald, Focht, Honeycutt, Kerrey, Korn, Mackey, Mathiasen and Sulzbach, (3) alleged unjust enrichment against defendants Barbakow, Mackey, Mathiasen and Sulzbach, (4) alleged violations of Section 10(b) of and Rule 10b-5 under the Exchange Act against defendant Barbakow and (5) alleged violations of Section 14(a) of and Rule 14a-9 under the Exchange Act against defendants Barbakow, Bratter, Cloud, DeWald, Focht, Honeycutt, Kerrey and Korn.

On July 14, 2004, all defendants moved to dismiss the third amended complaint.  The hearing on the motions is scheduled for September 13, 2004.

SEC Investigation

The Securities and Exchange Commission initiated a formal investigation of us and certain of our current and former directors and officers by order dated April 22, 2003. The confidential investigation concerns whether our disclosures in our financial reports of outlier reimbursements and stop-loss payments under managed care contracts were misleading or otherwise inadequate, and whether there was any improper trading in our securities by certain of our current and former directors and officers.  The securities law provisions implicated include Sections 10(b) and 17(a) of the Exchange Act, Rules 12b-20, 13a-1 and 13a-13 under the Exchange Act, and regulations associated with those statutes and rules.

The SEC has served a series of document requests and deposition subpoenas on us and certain of our current and former employees, officers and directors, and we are cooperating with the government with respect to the investigation.

REDDING MEDICAL CENTER

Redding OIG Administrative Action

On August 4, 2003, following an investigation by federal government agencies regarding whether two physicians who had staff privileges at Redding Medical Center, Inc. performed medically unnecessary invasive cardiac procedures at the hospital, we reached a settlement with the United States and the State of California in the amount of $54 million. This settlement resolved all civil and monetary administrative claims that the United States may have had under the False Claims Act, the Civil Monetary Penalties Law, the Program Fraud Civil Remedies Act and/or common law theories of payment by mistake, unjust enrichment, breach of contract and fraud arising out of the performance of, and billings for, allegedly medically unnecessary cardiac procedures at Redding Medical Center from January 1, 1997 through December 31, 2002. In addition, the settlement resolves all civil and monetary administrative claims the State of California may have had under California Government Code Section 12650-54 and/or common law theories of payment by mistake, unjust enrichment,

68  TENET HEALTHCARE CORPORATION and subsidiaries

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

breach of contract and fraud arising out of this same alleged conduct. We were informed by the U.S. Attorney’s Office for the Eastern District of California that it would not initiate any criminal charges against Redding Medical Center, Tenet HealthSystem Hospitals or us for the conduct covered by the settlement. The settlement had no effect on the civil litigation described below.

On September 3, 2003, the OIG issued a notice of its intent to exclude Redding Medical Center from participation in the Medicare and Medicaid programs and all other federal health care programs.  Subsequently, on December 11, 2003, the OIG agreed to stay further exclusion proceedings against Redding Medical Center, conditioned upon our sale of Redding Medical Center’s hospital assets.  On July 16, 2004, we sold certain hospital assets of Redding Medical Center to Hospital Partners of America Inc.

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

(3)                      Morrell v. Chae Moon, M.D., et al., Case No. 147271 (California Superior Court, Shasta County, filed November 8, 2002);

(4)                      Reed v. Chae Moon, M.D., et al., Case No. 147391 (California Superior Court, Shasta County, filed November 22, 2002);

(5)                      Smath v. Chae Moon, M.D., et al., Case No. 147433 (California Superior Court, Shasta County, filed November 27, 2002);

(6)                      Corapi v. Chae Moon, M.D., et al., Case No. 147223 (California Superior Court, Shasta County, filed November 27, 2002);

(7)                      California Foundation for Independent Living Centers v. Tenet Healthcare Corporation, et al., Case No. 147610 (California Superior Court, Shasta County, filed December 27, 2002);

(8)                      Baker v. Chae Moon, M.D., et al., Case No. 148326 (California Superior Court, Shasta County, filed March 19, 2003);

(9)                      Bacani v. Chae Moon, M.D., et al., Case No. 148675 (California Superior Court, Shasta County, filed May 1, 2003);

(10)                Fitzgerald, et al. v. Chae Moon, M.D., et al., Case No. 148676 (California Superior Court, Shasta County, filed May 1, 2003);

(11)                Garcia v. Chae Moon, M.D., et al., Case No. 148710 (California Superior Court, Shasta County, filed May 5, 2003);

(12)                Garwood v. Chae Moon, M.D., et al., Case No. 148709 (California Superior Court, Shasta County, filed May 5, 2003);

TENET HEALTHCARE CORPORATION and subsidiaries  69

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

(27)                Burton, et al. v. Tenet Healthcare Corporation, et al., Case No. 148703 (California Superior Court, Shasta County, filed May 5, 2003);

(28)                Calistro, et al. v. Tenet Healthcare Corporation, et al., Case No. 148705 (California Superior Court, Shasta County, filed May 5, 2003);

(29)                Gately, et al. v. Tenet Healthcare Corporation, et al., Case No. 148932 (California Superior Court, Shasta County, filed June 3, 2003);

(30)                Ogram v. Tenet Healthcare Corporation, et al., Case No. 148704 (California Superior Court, Shasta County, filed May 5, 2003);

70  TENET HEALTHCARE CORPORATION and subsidiaries

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

(31)                Roope v. Chae Moon, et al., Case No. 148247 (California Superior Court, Shasta County, filed March 14, 2003);

(32)                Dillard, et al. v. Chae Moon, et al., Case No. 150217 (California Superior Court, Shasta County) (originally filed on January 31, 2003 in Sacramento County, then transferred);

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

(39)                Hooper, et al. v. Tenet Healthcare Corporation, et al., Case No. 150560 (California Superior Court, Shasta County) (originally filed on September 5, 2003 in Sacramento County, then transferred);

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

(42)                Osborne v. Tenet Healthcare Corp., et al., Case No. 148027 (California Superior Court, Shasta County, filed February 20, 2003);

(43)                Stein v. Tenet Healthcare Corp., et al., Case No. 148028 (California Superior Court, Shasta County, filed February 20, 2003);

(44)                Alford, et al. v. Tenet Healthcare Corp., et al., Case No. 149320 (California Superior Court, Shasta County, filed July 18, 2003);

(45)                Kenzy, et al. v. Tenet Healthcare Corp., et al., Case No. 150162 (California Superior Court, Shasta County, filed December 23, 2003);

(46)                Waterman, et al. v. Tenet Healthcare Corp., et al., Case No. 149551 (California Superior Court, Shasta County, filed August 15, 2003);

(47)                Crocker v. Chae Moon, et al., Case No. 150106 (California Superior Court, Shasta County, filed October 21, 2003);

(48)                McQuillan v. Chae Moon, et al., Case No. 150104 (California Superior Court, Shasta County, filed October 21, 2003);

TENET HEALTHCARE CORPORATION and subsidiaries  71

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

(49)                Almazan, et al. v. Tenet Healthcare Corp., et al., Case No. 149533 (California Superior Court, Shasta County, filed August 15, 2003);

(50)                Altic, et al. v. Tenet Healthcare Corp., et al., Case No. 149476 (California Superior Court, Shasta County, filed August 7, 2003);

(51)                Barber, E., et al. v. Tenet Healthcare Corp., et al., Case No. 149543 (California Superior Court, Shasta County, filed August 14, 2003);

(52)                Branscum, et al. v. Tenet Healthcare Corp., et al., Case No. 149475 (California Superior Court, Shasta County, filed August 7, 2003);

(53)                Eidson, et al. v. Tenet Healthcare Corp., et al., Case No. 149542 (California Superior Court, Shasta County, filed August 14, 2003);

(54)                Falcon, et al. v. Tenet Healthcare Corp., et al., Case No. 149540 (California Superior Court, Shasta County, filed August 14, 2003);

(55)                Glasgow, et al. v. Tenet Healthcare Corp., et al., Case No. 150126 (California Superior Court, Shasta County);

(56)                Hammerstaedt, et al. v. Tenet Healthcare Corp., et al., Case No. 150127 (California Superior Court, Shasta County);

(57)                Lee, et al. v. Tenet Healthcare Corp., et al., Case No. 149539 (California Superior Court, Shasta County, filed August 14, 2003);

(58)                Marich, et al. v. Tenet Healthcare Corp., et al., Case No. 149318 (California Superior Court, Shasta County, filed July 18, 2003);

(59)                Aguilera, et al. v. Tenet Healthcare Corp., et al., Case No. 150169 (California Superior Court, Shasta County);

(60)                Alexandre, et al. v. Tenet Healthcare Corp., et al., Case No. 149550 (California Superior Court, Shasta County, filed August 15, 2003);

(61)                Bradley v. Moon, M.D., et al., Case No. 147998 (California Superior Court, Shasta County, filed February 18, 2003);

(62)                Mitchell v. Moon, M.D., et al., Case No. 147997 (California Superior Court, Shasta County, filed February 18, 2003);

(63)                Holbrook, et al. v. Moon, M.D., et al., Case No. 150074 (California Superior Court, Shasta County, filed October 20, 2003);

(64)                Beem, et al. v. Tenet Healthcare Corp., et al., Case No. 150174 (California Superior Court, Shasta County, filed October 30, 2003);

(65)                Beck-Deckert v. Tenet Healthcare Corp., et al., Case No. 150188 (California Superior Court, Shasta County, filed October 30, 2003);

(66)                Johnston, et al. v. Tenet Healthcare Corp., et al., Case No. 149920 (California Superior Court, Shasta County, filed October 2, 2003);

72  TENET HEALTHCARE CORPORATION and subsidiaries

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

(67)                Prosser, et al. v. Tenet Healthcare Corp., et al., Case No. 150182 (California Superior Court, Shasta County, filed October 30, 2003);

(68)                Rogers v. Tenet Healthcare Corp., et al., Case No. 149918 (California Superior Court, Shasta County, filed October 1, 2003);

(69)                Wright, et al. v. Tenet Healthcare Corp., et al., Case No. 149919 (California Superior Court, Shasta County, filed October 1, 2003);

(70)                Johnson v. Tenet Healthcare Corp., et al., Case No. 150194 (California Superior Court, Shasta County);

(71)                Reynolds v. Tenet Healthcare Corp., et al., Case No. 150756 (California Superior Court, Shasta County, filed January 20, 2004);

(72)                Bush, et al. v. Redding Medical Center, et al., Case No. 149033 (California Superior Court, Shasta County, filed June 13, 2003);

(73)                Boyd, et al. v. Redding Medical Center, et al., Case No. 149035 (California Superior Court, Shasta County, filed June 13, 2003);

(74)                Elking, et al. v. Tenet Healthcare Corp., et al., Case No. 149984 (California Superior Court, Shasta County, filed October 7, 2003);

(75)                Wisbey v. Redding Medical Center, et al., Case No. 150025 (California Superior Court, Shasta County, filed October 15, 2003);

(76)                Paul, et al. v. Chae Hyun Moon, M.D., et al., Case No. 146292 (California Superior Court, Shasta County);

(77)                Iman (II) v. Tenet Healthcare Corp., et al., Case No. 151264 (California Superior Court, Shasta County, filed March 25, 2004);

(78)                Plassmeyer, et al. v. Tenet Healthcare Corp., et al.,  Case No. 151410 (California Superior Court, Shasta County, filed April 8, 2004);

(79)                Duffaut v. Tenet Healthcare Corp., et al., Case No. 151946 (California Superior Court, Shasta County, filed June 24, 2004); and

(80)                McCormick v. Tenet Healthcare Corp., et al., Case No. 151986 (California Superior Court, Shasta County, filed June 29, 2004).

These cases were filed following the announcement in October 2002 of the government’s investigation concerning whether two physicians, who were independent contractors with medical staff privileges at Redding Medical Center, may have performed medically unnecessary coronary procedures. We anticipate that plaintiffs’ counsel will proceed with cases on behalf of approximately 700 to 800 patients.

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

TENET HEALTHCARE CORPORATION and subsidiaries  73

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

and that we knew or should have known that such medically unnecessary procedures were being performed. The complaints sought injunctive relief, restitution, disgorgement, and compensatory and punitive damages. We filed demurrers and motions to strike in response to the complaints. The court either sustained the demurrers in their entirety or plaintiffs voluntarily withdrew their original complaints.

Plaintiffs then filed amended complaints alleging many of the same causes of action.  With the exception of action (7), however, plaintiffs deleted their cause of action under Section 17200 from their amended complaints. In response to the amended complaints, we again filed demurrers and motions to strike.  The court again sustained the demurrers in their entirety.

Thereafter, plaintiffs again filed amended complaints alleging claims for fraud, breach of fiduciary duty, battery, elder abuse and negligence based upon a direct liability theory as well as derivative liability theories, including conspiracy, aiding and abetting, and ratification. We again filed demurrers and motions to strike. The court ruled that plaintiffs were permitted to pursue a negligence claim against us, and were permitted to pursue their fraud, breach of fiduciary duty, battery and elder abuse claims, but only based upon the derivative theories of aiding and abetting and ratification. The court struck plaintiffs’ conspiracy allegations. The court also struck without prejudice plaintiffs’ requests for punitive damages and attorneys’ fees.

As for action (7), which is the only action still alleging a Section 17200 claim, the court similarly sustained the demurrers to plaintiff’s original complaint as well as to plaintiff’s first amended complaint with leave to amend. The court also struck plaintiff’s request for attorneys’ fees.  Plaintiff recently filed a second amended complaint to which we will be filing a demurrer and motion to strike.

All of the above actions are being coordinated for pretrial purposes in Shasta County, and most, but not all, of the above actions have been served on us.  A master complaint was filed on February 26, 2004, and subsequently adopted in most of the above actions.  A master answer and objections to the master complaint were filed on May 17, 2004.  A motion to amend the master complaint to add a claim for punitive damages was filed on June 1, 2004.  Discovery has commenced. It is anticipated that the actions may proceed to trial commencing in January 2005.

We anticipate that additional cases with similar allegations may be filed and served.

California Qui Tam Action

State of California ex rel. John Corapi, et al. v. Tenet Healthcare Corporation, et al. (Shasta County Superior Court, filed under seal November 5, 2002)

This qui tam action was brought under California Insurance Code Section 1861.7, which allows “interested persons” to file sealed complaints for allegedly fraudulent billings to private insurers. The complaint generally alleges that false claims for payments were made to private insurers for allegedly medically unnecessary procedures performed at Redding Medical Center. Both the California Department of Insurance and the District Attorney have declined to intervene in this action. The action has not yet been unsealed, and has not been served on the defendants.

74  TENET HEALTHCARE CORPORATION and subsidiaries

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

MEDICARE CODING

United States v. Tenet Healthcare Corp., et al, Case No. CV-03-206-GAF (United States District Court for the Central District of California, filed January 9, 2003)

The Department of Justice, in conjunction with the OIG, has been investigating certain hospital billings to Medicare for inpatient stays reimbursed pursuant to diagnosis-related groups (“DRG”) 79 (pneumonia), 415 (operating room procedure for infectious and parasitic diseases), 416 (septicemia), and 475 (respiratory system diagnosis with mechanical ventilator). The investigation is believed to have stemmed initially from the government’s nationwide pneumonia “upcoding” initiative and focuses on 103 acute care hospitals owned by our subsidiaries, or our predecessors’ subsidiaries, during the period September 1992 through December 1998. On January 9, 2003, the government filed a lawsuit in the United States District Court for the Central District of California in regard to this matter alleging violations of the federal False Claims Act and various common law theories of liability. The government seeks treble damages and other relief, including punitive damages. On November 19, 2003, the District Court (1) granted our motion to dismiss for failure to plead fraud with the requisite particularity, with leave to amend, (2) granted, in part, our motion to sever, with leave to amend, and (3) dismissed, with prejudice, the government’s claims for unjust enrichment, disgorgement and recoupment. Pursuant to the District Court’s order, on February 6, 2004, the government filed a Second Amended Complaint and two additional related complaints against us and various subsidiaries alleging successor liability for claims submitted by our predecessors. On July 17, 2004, we moved to dismiss one of the complaints and, on July 19, 2004, answered the remaining two complaints. No trial date has been set in the case.

Desert Regional Medical Center Comprehensive Cancer Center

In April 2004, we received a voluntary document request from the United States Attorney’s Office for the Central District of California seeking, among other items, information from 1993 to April 12, 2004 about coding and billing practices at the Comprehensive Cancer Center at our Desert Regional Medical Center in Palm Springs, California. The request seeks specific information related to 353 patient records. Salick Health Care Inc. manages the Comprehensive Cancer Center. We have operated Desert Regional Medical Center since June 1997 under a long-term lease with the Desert Healthcare District.  We are cooperating with the document request.

OTHER MATTERS

David L. Dennis Arbitration

On October 27, 2003, David L. Dennis, our former chief financial officer and chief corporate officer, filed a demand for arbitration alleging that he is entitled to payments under a severance benefit plan that our board of directors adopted in January 2003. Our position is that the severance benefit plan does not apply to Mr. Dennis, who resigned in November 2002. The parties are currently in the discovery phase of the arbitration process.

Wage and Hour Actions

On June 18, 2004, we filed a petition to coordinate two pending wage and hour actions.  The matters, McDonough, et al. v. Tenet Healthcare Corporation, originally filed June 24, 2003 in San Diego Superior Court, and Tien v. Tenet Healthcare Corporation, originally filed May 21, 2004 in Los Angeles Superior Court, are both framed as class action lawsuits alleging that we violated certain provisions of the

TENET HEALTHCARE CORPORATION and subsidiaries  75

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

California Labor Code and applicable California Industrial Welfare Commission Wage Orders with respect to meal breaks and rest periods and the payment of one hour’s compensation for meal breaks or rest periods not taken.  The complaint in the Tien case also alleges that we have not included certain payments in the regular rate of pay that is used for purposes of calculating overtime, and that we have not paid a double time premium when employees work in excess of 12 hours in a day.  Both cases seek to be certified as class actions on behalf of virtually all non-exempt employees of our California subsidiaries.

We will argue that certification of a class in these actions is not appropriate because there are no uniform policies that fail to comply with the applicable Labor Code and Wage Orders.  To the contrary, since 2000, when the applicable California law regarding missed meal and rest periods first went into effect, we have implemented policies consistent with the law that are intended to ensure that (1) employees who miss a rest period or meal break on any given day are appropriately paid and (2) all appropriate forms of compensation are included in the regular rate for overtime calculations and all appropriate overtime premiums are paid.  In addition, it is our position that each of these claims must be addressed individually based on its particular facts and, therefore, should not be subject to class certification.

People’s Health Network Investigation

In October 2003, People’s Health Network, or PHN, an unconsolidated New Orleans health plan management services provider in which one of our subsidiaries holds a 50% membership interest, received two subpoenas from the U.S. Attorney’s office in New Orleans seeking certain records from January 1, 1999 to October 9, 2003. The first subpoena, received October 3, 2003, seeks documents including articles of incorporation and bylaws, membership data, agendas and minutes of meetings, and policy manuals from PHN and additional documents related to several New Orleans-area independent physician associations that also hold membership interests in PHN. The second subpoena, received on October 14, 2003, seeks information on patients who were admitted to a rehabilitation unit and members for whom inpatient rehabilitation services were ordered, recommended or requested, and subsequently denied. On November 21, 2003, PHN received two additional subpoenas from the U.S. Attorney’s Office in New Orleans. One of the subpoenas to PHN seeks documents and information from January 1, 1999 to October 9, 2003 related to payments to and contractual matters related to physicians and others, as well as third-party reviews of denials of services. The second subpoena to PHN seeks various documents, including agendas, minutes, bylaws, membership data and policies, from June 1, 2002 to November 19, 2003, related to certain medical staff committees and other medical staff entities. On November 21, 2003, the U.S. Attorney’s Office in New Orleans also issued a related subpoena to Memorial Medical Center, a New Orleans hospital owned by one of our subsidiaries.  That subpoena seeks various documents, including agendas, minutes, bylaws, membership data and policies, from June 1, 2002 to November 19, 2003, related to certain medical staff committees and other medical entities.

Centinela Home Health Care Investigation

On April 13, 2004, we received a voluntary document request from the United States Attorney’s Office for the Central District of California that primarily seeks information from January 1, 2003 to April 13, 2004 about the relationship between our Centinela Hospital Medical Center in Inglewood,

76  TENET HEALTHCARE CORPORATION and subsidiaries

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

California and Allied Homecare Consultants Inc., an independent home health placement service. We are cooperating with the request.

Retained Liabilities

We have been notified that subpoenas have been issued to the buyer of two of our former hospitals, Twin Rivers Regional Medical Center in Missouri and John W. Harton Regional Medical Center in Tennessee. We retained certain liabilities in connection with the sale of these hospitals. The Twin Rivers subpoena seeks documents for the period from 1999 through 2003 pertaining to a number of cardiac care patients.  The Harton subpoena seeks a variety of documents, primarily financial, for the period from June 2000 through 2003.

Congressional Investigations

On September 5, 2003, Senator Charles E. Grassley, chairman of the Senate Finance Committee, notified us that the Committee is investigating us and requested documents relating to Redding Medical Center, Medicare outlier payments, patient care and other matters. Since such time, we have received additional requests from the Senate Finance Committee, including requests for quality reviews at certain hospitals.  We are cooperating with the Committee with respect to this investigation.

Twenty large health care systems in the United States, including us, received a letter dated July 16, 2003 from the U.S. House of Representatives, Committee on Energy and Commerce, seeking documents related to hospital billing practices and their impact on the uninsured. Specifically, the Committee, through its Subcommittee on Oversight and Investigations, is conducting an investigation into the “sophisticated and complicated forces driving health care financing, including government entitlements, managed care, rising costs, and shrinking public funds.” The Subcommittee is seeking input from each of the major health care systems to analyze the impact these competing forces have on the uninsured patient population.  To that end, the Subcommittee conducted a hearing on the issues on June 24, 2004. Trevor Fetter, our President and Chief Executive Officer, provided testimony to the Subcommittee at that hearing, and then provided responses to additional questions posed by the Subcommittee in writing after the hearing.  We continue to cooperate with the Subcommittee with respect to this investigation.

Internal Revenue Service

The Internal Revenue Service has completed an examination of our federal income tax returns for the fiscal years ended May 31, 1995, 1996 and 1997, and has issued a Revenue Agent’s Report in which it proposes to assess an aggregate tax deficiency for the three-year audit period of $157 million plus interest of approximately $131 million through June 30, 2004, before any federal or state tax benefit. The Revenue Agent’s Report contains several disputed adjustments, including the disallowance of a deduction for a portion of the civil settlement paid to the federal government in June 1994 related to our discontinued psychiatric hospital business and a disputed adjustment with respect to the timing of the recognition of income for tax purposes pertaining to Medicare and Medicaid net revenues. We have filed a protest with the Appeals Division of the Internal Revenue Service. In the event that these issues cannot be resolved successfully with the Appeals Division, we may further appeal the findings by filing a petition for redetermination of a deficiency with the Tax Court or by filing a claim for refund in U.S. District Court or in the Court of Federal Claims. In order to file a claim for refund

TENET HEALTHCARE CORPORATION and subsidiaries  77

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

in U.S. District Court or in the Court of Federal Claims, all disputed taxes plus interest must be paid prior to filing the claim.  We believe we have adequately provided for all tax matters in dispute related to the Revenue Agent’s Report for the fiscal years ended May 31, 1995, 1996 and 1997 as of June 30, 2004.

The Internal Revenue Service has commenced an examination of our tax returns for the fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002.  We are not able to estimate the total amount, if any, that we might owe or pay upon the final resolution of these tax issues, nor are we able to estimate the timing of such resolution.

Medical Malpractice and Other Ordinary Course Matters

In addition to the matters described above, we are subject to claims and lawsuits in the ordinary course of business. The largest categories of these claims relate to medical malpractice.  While most medical malpractice claims arise as separate legal actions, approximately 100 lawsuits filed by one law firm are pending in Palm Beach County Circuit Court against Palm Beach Gardens Medical Center in Florida. These lawsuits claim damages arising as a result of alleged post-operative infections.

78  TENET HEALTHCARE CORPORATION and subsidiaries

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on May 6, 2004.  Our shareholders elected all of the board’s nominees for director and also ratified the selection of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2004.

(1)                                  Results of Election of Directors:

	For	Withheld
Trevor Fetter	421,276,481	20,523,221
Van B. Honeycutt	416,243,003	25,556,699
John C. Kane	429,986,970	11,812,732
Edward A. Kangas	424,011,571	17,788,131
J. Robert Kerrey	417,309,853	24,489,849
Richard R. Pettingill	431,647,114	10,152,588

Daniel Swedberg, the only shareholder nominee for director, received 376 votes and was not elected.

The term of office for directors Floyd D. Loop, M.D. and Mónica C. Lozano continued after the meeting, and will expire at our 2005 annual meeting of shareholders.

(2)                                  Ratification of selection of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2004:

For	435,702,983
Against	5,814,242
Abstain	282,477

TENET HEALTHCARE CORPORATION and subsidiaries  79

PART II.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

(3)                                  Articles of Incorporation and Bylaws

(a)                                  Amended and Restated Articles of Incorporation of the Registrant, as amended and restated July 23, 2003 (Incorporated by reference to Exhibit 3(a) to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, filed August 8, 2003)

(b)                                 Amended and Restated Bylaws of the Registrant, as amended and restated November 6, 2003 (Incorporated by reference to Exhibit 3(b) to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed November 10, 2003)

(4)                                  Instruments Defining the Rights of Security Holders, Including Indentures

(a)                                  Seventh Supplemental Indenture, dated as of June 18, 2004, between the Registrant and The Bank of New York, as Trustee, relating to 9 7/8% Senior Notes due 2014

(31)                            Rule 13a-14(a)/15d-14(a) Certifications

(a)                                  Certification of Trevor Fetter, President and Chief Executive Officer

(b)                                 Certification of Stephen D. Farber, Chief Financial Officer

(32)                            Section 1350 Certifications of Trevor Fetter, President and Chief Executive Officer, and Stephen D. Farber, Chief Financial Officer

(b)                                 Reports on Form 8-K

The Registrant filed the following reports on Form 8-K with the Securities and Exchange Commission during the second quarter of 2004:

Date of Event Reported	Item Reported
June 14, 2004	Item 5

Note:  Items 2, 3 and 5 of Part II are omitted because they are not applicable.

80  TENET HEALTHCARE CORPORATION and subsidiaries

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 2, 2004

TENET HEALTHCARE CORPORATION
(Registrant)

/s/ STEPHEN D. FARBER
Stephen D. Farber
Chief Financial Officer
(Principal Financial Officer)

/s/ TIMOTHY L. PULLEN
Timothy L. Pullen
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

TENET HEALTHCARE CORPORATION and subsidiaries  81