Form 10-Q
period 2004-09-30
TENET HEALTHCARE CORP
filed 2004-11-02
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the quarterly period ended
September 30, 2004

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

As of September 30, 2004, there were 466,666,511 shares of $0.05 par value common stock outstanding.

CONTENTS

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings	64

Item 6.	Exhibits	86

Note: Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

TENET HEALTHCARE CORPORATION and subsidiaries  1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions
(Unaudited)

	December 31, 2003	September 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$619	$1,323
Investments in debt securities	123	122
Accounts receivable, less allowance for doubtful accounts ($500 at December 31 and $800 at September 30)	2,415	1,791
Inventories of supplies, at cost	224	187
Income tax receivable	-	149
Deferred income taxes	401	445
Assets held for sale	129	565
Other current assets	337	305
Total current assets	4,248	4,887
Investments and other assets	386	308
Property and equipment, at lower of cost or fair value, less accumulated depreciation and amortization ($2,556 at December 31 and $2,650 at September 30)	5,557	4,837
Goodwill	1,949	1,913
Other intangible assets, at lower of cost or fair value, less accumulated amortization ($112 at December 31 and $101 at September 30)	158	181
Total assets	$12,298	$12,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$18	$26
Accounts payable	987	839
Accrued compensation and benefits	464	448
Income taxes payable	36	-
Professional liability reserves	115	108
Accrued interest	53	89
Accrued legal settlement costs	203	11
Other current liabilities	518	580
Total current liabilities	2,394	2,101
Long-term debt, net of current portion	4,039	4,487
Professional liability reserves	511	624
Other long-term liabilities and minority interests	989	980
Deferred income taxes	4	85
Total liabilities	7,937	8,277
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.05 par value; 1,050,000,000 shares authorized; 519,012,960 shares issued at December 31 and 520,838,095 shares issued at September 30; and additional paid-in capital	4,150	4,260
Accumulated other comprehensive loss	(8)	(13)
Retained earnings	1,710	1,092
Less common stock in treasury, at cost, 54,226,419 shares at December 31 and 54,171,584 shares at September 30	(1,491)	(1,490)
Total shareholders’ equity	4,361	3,849
Total liabilities and shareholders’ equity	$12,298	$12,126

See accompanying Notes to Condensed Consolidated Financial Statements

2          TENET HEALTHCARE CORPORATION and subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months ended September 30, 2003 and 2004

Dollars in Millions,
Except Per-Share Amounts
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2003	2004	2003	2004
Net operating revenues	$2,520	$2,440	$7,728	$7,544
Operating expenses:
Salaries and benefits	1,045	1,078	3,222	3,274
Supplies	395	423	1,198	1,285
Provision for doubtful accounts	413	253	852	1,018
Other operating expenses	552	557	1,606	1,683
Depreciation	88	93	270	273
Amortization	4	6	15	16
Impairment of long-lived assets and goodwill	1	-	225	-
Restructuring charges	14	2	99	33
Costs of litigation and investigations	253	10	327	29
Loss from early extinguishment of debt	-	-	-	5
Operating income (loss)	(245)	18	(86)	(72)
Interest expense	(73)	(91)	(219)	(242)
Investment earnings	2	6	12	13
Minority interests	(6)	(1)	(21)	(6)
Net gain on sale of subsidiary common stock and long-term investments	-	-	9	6
Impairment of investment securities	-	-	(5)	-
Loss from continuing operations before income taxes	(322)	(68)	(310)	(301)
Income tax benefit	117	16	78	99
Loss from continuing operations	(205)	(52)	(232)	(202)
Discontinued operations:
Loss from operations of asset group	(67)	(32)	(21)	(230)
Impairment of long-lived assets and goodwill, and restructuring charges	(93)	(9)	(320)	(414)
Net gain on sales of asset group	-	4	-	33
Income tax benefit	57	19	50	195
Loss from discontinued operations	(103)	(18)	(291)	(416)
Net income (loss)	$(308)	$(70)	$(523)	$(618)
Loss per common share and common equivalent share:
Basic
Continuing operations	$(0.44)	$(0.11)	$(0.50)	$(0.43)
Discontinued operations	(0.22)	(0.04)	(0.62)	(0.90)
	$(0.66)	$(0.15)	$(1.12)	$(1.33)
Diluted
Continuing operations	$(0.44)	$(0.11)	$(0.50)	$(0.43)
Discontinued operations	(0.22)	(0.04)	(0.62)	(0.90)
	$(0.66)	$(0.15)	$(1.12)	$(1.33)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	463,629	466,646	466,391	465,956
Diluted	463,629	466,646	466,391	465,956

See accompanying Notes to Condensed Consolidated Financial Statements

TENET HEALTHCARE CORPORATION and subsidiaries  3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months ended September 30, 2003 and 2004

Dollars in Millions
(Unaudited)

	Nine Months ended September 30
	2003	2004
Net income (loss)	$(523)	$(618)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	285	289
Provision for doubtful accounts	852	1,018
Deferred income taxes	(268)	(166)
Stock-based compensation charges	109	82
Impairment of long-lived assets, goodwill and investment securities, and restructuring charges	329	33
Loss from early extinguishment of debt	-	5
Pre-tax loss from discontinued operations	341	611
Other items	54	(15)
Increase (decrease) in cash from changes in operating assets and liabilities, net of effects from purchases and sales of businesses:
Accounts receivable	(788)	(718)
Inventories and other current assets	(7)	(12)
Income taxes payable	(258)	(184)
Accounts payable, accrued expenses and other current liabilities	395	(19)
Other long-term liabilities	219	120
Payments against reserves for restructuring charges and litigation costs and settlements	(123)	(249)
Net cash provided by operating activities from discontinued operations, excluding income taxes	103	31
Net cash provided by operating activities	720	208
Cash flows from investing activities:
Purchases of property and equipment:
Continuing operations	(418)	(271)
Discontinued operations	(97)	(16)
Construction of new hospitals	(48)	(79)
Proceeds from sales of facilities and other assets	40	295
Cash released from escrow accounts to fund construction costs	-	88
Investment in hospital authority bonds	(107)	(3)
Other items	(2)	(15)
Net cash used in investing activities	(632)	(1)
Cash flows from financing activities:
Sale of new senior notes	986	954
Repurchases of senior notes	-	(450)
Proceeds from other borrowings	49	-
Payments of other borrowings	(909)	(16)
Repurchases of common stock	(208)	-
Other items	3	9
Net cash provided by (used in) financing activities	(79)	497
Net increase in cash and cash equivalents	9	704
Cash and cash equivalents at beginning of period	210	619
Cash and cash equivalents at end of period	$219	$1,323

Supplemental disclosures:
Interest paid	$151	$183
Income taxes paid, net of refunds received	$334	$53

See accompanying Notes to Condensed Consolidated Financial Statements.

4          TENET HEALTHCARE CORPORATION and subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  BASIS OF PRESENTATION

This quarterly report for Tenet Healthcare Corporation (together with our subsidiaries, referred to as “Tenet,” the “Company,” “we” or “us”) supplements our Annual Report on Form 10-K for the year ended December 31, 2003 that we filed with the Securities and Exchange Commission (“SEC”) on March 15, 2004, and our Current Report on Form 8-K filed with the SEC on September 2, 2004, which reflects the reclassification of certain financial information from continuing operations to discontinued operations.   As permitted by the SEC for interim reporting, we have omitted certain footnotes and disclosures that substantially duplicate those in our Annual Report. For further information, refer to the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2003 and our Current Report on Form 8-K filed on September 2, 2004.

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

Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. Reasons for this include, among others: overall revenue and cost trends, particularly recent trends in patient accounts receivable collectibility and associated increases in provisions for doubtful accounts; the timing and magnitude of price changes; fluctuations in contractual allowances, including the impact of phasing in the discounting components of our Compact with Uninsured Patients (“Compact”); changes in Medicare regulations; the timing and magnitude of negotiations and resolutions of disputes with managed care companies; levels of malpractice expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates; the timing and amounts of stock option grants to employees, directors and others; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to (1) unemployment levels, (2) the business environment of local communities, (3) the number of uninsured and underinsured individuals in local communities, (4) seasonal cycles of illness, (5) climate and weather conditions, (6) vacation patterns

TENET HEALTHCARE CORPORATION and subsidiaries  5

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of both patients and physicians, (7) local health care competitors and (8) other factors relating to the timing of elective procedures.  These considerations apply to year-to-year comparisons as well.

NOTE 2  PROVISION FOR DOUBTFUL ACCOUNTS

We provide for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value.  We estimate this allowance based on the aging of certain of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer category, and other relevant factors.

Our policy is to attempt to collect amounts due from patients, including co-payments and deductibles due from patients with insurance, at the time of service while complying with all federal and state laws and regulations, including, but not limited to, the Emergency Medical Treatment and Labor Act (“EMTALA”).  Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay.  Therefore, until the legally required medical screening examination is complete and stabilization of the patient has begun, we do not verify the patient’s insurance, if any.  In non-emergency circumstances or for elective procedures and services, it is our policy, when appropriate, to verify insurance prior to a patient being treated.

During the quarter ended September 30, 2003, we recorded additional provisions for doubtful accounts in the amount of $212 million ($0.27 per share), of which $167 million ($0.21 per share) was for continuing operations and $45 million ($0.06 per share) was for discontinued operations, to write down our patient accounts receivable to their estimated net realizable value.   The additional charge consisted of two components: (1) the effect of accelerating the write-down of self-pay accounts, and (2) the effect of re-evaluating the historical collection patterns for self-pay and managed care accounts receivable in light of the trends at that time.

This additional charge to increase the provision for doubtful accounts resulted primarily from an adverse change in our business mix as admissions of uninsured and underinsured patients grew at an escalating rate.  We believe this trend was due to a combination of broad economic factors, including unemployment levels, reductions in state Medicaid budgets, increasing numbers of individuals and employers who choose not to purchase insurance, and an increased burden of co-payments and deductibles to be made by patients instead of insurers.  Additionally, many of these patients, who delay or do not seek routine medical care because of the costs, are being admitted through the emergency department and often require more costly care, resulting in higher billings, which are the least collectible of all accounts.

Historically, our in-house collection agency had collected approximately 17 cents of each dollar of gross charges of self-pay accounts assigned to it.  Collections on these types of accounts subsequently declined to a rate of approximately 12 cents on the dollar.  Accordingly, during the third quarter of 2003, we changed our accounts receivable evaluation process to give more weight to the most recent 12 months of collection experience.  Collection trends continue to be evaluated by us and adjusted periodically.

6          TENET HEALTHCARE CORPORATION and subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Approximately 20% of the additional $212 million charge in the third quarter of 2003 related to changes in the collectibility of managed care accounts receivable.  We were experiencing and continue to experience significant payment pressure from managed care companies (which pressure is exacerbated by disputes with certain managed care companies, primarily in California) concerning substantial amounts of past billings.  We aggressively pursue collection of these accounts receivable using all means at our disposal, including arbitration and litigation, but we may not be successful.

During the quarter ended June 30, 2004, we further modified our process for estimating and writing down all existing self-pay accounts (and all future self-pay accounts receivable when they are recorded) to their net realizable value, resulting in an additional provision for doubtful accounts in the amount of $254 million ($0.35 per share), of which $198 million ($0.27 per share) was for continuing operations and $56 million ($0.08 per share) was for discontinued operations.  This change in how we estimate the net realizable value of self-pay accounts was primarily attributable to the continued increase in numbers of uninsured and underinsured patients.

Our Compact is designed to offer managed care-style discounts to most uninsured patients, which enables us to offer lower rates to those patients who historically have been charged standard gross charges.  A significant portion of those charges had previously been written down in our provision for doubtful accounts.  Under the Compact, the discount offered to uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time the self-pay accounts are recorded and should reduce our provision for doubtful accounts in the future.  On February 19, 2004, the Secretary of Health and Human Services confirmed that hospitals can provide discounts for uninsured patients, which allows us to implement our discount plan in accordance with state law.   The discounts for uninsured patients began to be phased in during the second quarter of this year at many of our hospitals and will be in effect at most of our hospitals by the end of this year.  We are evaluating and addressing legal and other issues that may limit our ability to implement the discounting components of the Compact at our hospitals in Texas.

During the quarter ended September 30, 2004, there were $108 million of discounts recorded as contractual allowances on self-pay accounts under the Compact.  Prior to implementation of the Compact, a large portion of these discounts would have been recognized in our provision for doubtful accounts.

NOTE 3  DISCONTINUED OPERATIONS

In January 2004, we announced a major restructuring of our operations involving the proposed divestiture of 27 domestic general hospitals (19 in California and eight others in Louisiana, Massachussetts, Missouri and Texas).

Currently, we have either entered into definitive agreements to sell, or completed the divestiture of, 20 of the 27 hospitals, as described below.  Although it is possible that not all of the divestiture transactions will close by December 31, 2004, we will continue to work toward entering into definitive agreements to divest the remaining facilities in the plan by year end, with closings to take place as soon as possible. We expect to use the proceeds from the divestiture of all 27 hospitals for general corporate purposes.

TENET HEALTHCARE CORPORATION and subsidiaries  7

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 30, 2004, we sold Brownsville Medical Center in Brownsville, Texas.  Net after-tax proceeds, including the liquidation of working capital, are estimated to be approximately $68 million.

On July 31, 2004, a company subsidiary terminated its lease to operate Doctors Medical Center — San Pablo, in San Pablo, California.

On August 31, 2004, a company subsidiary sold Doctors Hospital of Jefferson in Metairie, Louisiana.  Net after-tax proceeds, including the liquidation of working capital, are estimated to be approximately $33 million.

On August 31, 2004, we announced that several of our subsidiaries had entered into a definitive agreement to transfer the assets of three hospitals in the West Los Angeles, California area.  The three hospitals are Centinela Hospital Medical Center, Daniel Freeman Memorial Hospital, and Daniel Freeman Marina Hospital.  Terms of the agreement were not disclosed.

On September 10, 2004, we announced that a company subsidiary had entered into a definitive agreement to sell Midway Hospital Medical Center in Los Angeles, California.  Net after-tax proceeds, including the liquidation of working capital, are estimated to be approximately $11 million.

On September 30, 2004, we announced that several of our subsidiaries had entered into a definitive agreement to sell four hospitals in Orange County, California.  The hospitals are Chapman Medical Center, Coastal Communities Hospital, Western Medical Center — Anaheim, and Western Medical Center – Santa Ana.  Net after-tax proceeds, including the liquidation of working capital, are estimated to be approximately $72 million.

On October 12, 2004, we announced that several of our subsidiaries had entered into a definitive agreement to sell three hospitals in Massachusetts.  The hospitals are Saint Vincent Hospital at Worcester Medical Center in Worcester, and MetroWest Medical Center, consisting of Leonard Morse Hospital in Natick and Framingham Union Hospital in Framingham.  Net after-tax proceeds, including the liquidation of working capital, are estimated to be approximately $167 million.

On October 29, 2004, we announced that several of our subsidiaries had entered into a definitive agreement to sell two hospitals in St. Louis, Missouri.  The hospitals are Forest Park Hospital and St. Alexius Hospital, consisting of St. Alexius Hospital — Broadway Campus and St. Alexius Hospital — Jefferson Campus.  Net after-tax proceeds, including the liquidation of working capital, are estimated to be approximately $42 million.

On October 31, 2004, several of our subsidiaries sold four hospitals in the Los Angeles, California area.  The hospitals are Garfield Medical Center, Monterey Park Hospital, Greater El Monte Community Hospital and Whittier Hospital Medical Center.   Net after-tax proceeds, including the liquidation of working capital, are estimated to be approximately $95 million.  Under the sales agreement, we received $50 million of cash proceeds upon closing and entered into a $50 million senior secured loan agreement with the buyer.  The $50 million loan due from the buyer matures on December 16, 2004, bears interest at a rate of prime plus 200 basis points, and is collateralized by all of the properties of the sold hospitals.   These properties cannot be pledged to any other creditor of the buyer until the loan is paid in full by the buyer.

8          TENET HEALTHCARE CORPORATION and subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition to the hospitals divested or to be divested as part of the restructuring program that we announced in January 2004, we recently completed three other divestitures, as follows:

In May 2004, we sold our general hospital in Barcelona, Spain.   Net after-tax proceeds from the sale were approximately $50 million, including an estimated $4.4 million in contingent payments.  In addition, the buyer assumed approximately $31 million in long-term debt and other liabilities, and retained the working capital.  We expect to use the net proceeds for general corporate purposes.

On July 16, 2004, one of our subsidiaries sold certain hospital assets of Redding Medical Center in Redding, California for net after-tax proceeds, including the liquidation of working capital, of approximately $57 million.  As part of an agreement with the Office of the Inspector General (“OIG”) of the U.S. Department of Health and Human Services, we agreed to seek a buyer for this facility (See Note 5).  At this time, the proceeds from the sale will be retained by Redding Medical Center, Inc., our subsidiary that formerly owned the hospital.  Redding Medical Center, Inc. will also retain substantially all of its pre-closing liabilities.

On September 1, 2004, we entered into an agreement with the Commonwealth of Pennsylvania and two Pennsylvania nonprofit corporations (WMCH, Inc. and East Falls Hospital System) to sell Medical College of Pennsylvania Hospital (“MCPH”) for $1.   Under the agreement, the MCPH facilities and grounds were sold to WMCH, Inc. and certain of MCPH’s non-real estate assets, including most hospital equipment, were transferred by us to East Falls Hospital System, which continues to operate the facility as an acute care hospital.

In connection with the above actions and other previously announced divestiture plans, we have:

•

Classified the results of operations of the following hospitals as discontinued operations in the accompanying condensed consolidated statements of operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets:

	-	The 14 general hospitals whose intended divestiture we announced in March 2003, all of which were sold or closed prior to the quarter ended June 30, 2004,

	-	Redding Medical Center,

	-	The 27 hospitals whose intended divestiture we announced in January 2004,

	-	Our general hospital in Barcelona, Spain,

	-	Century City Hospital in Los Angeles, California, a previously leased hospital that we no longer operated by the end of April 2004, and

	-	MCPH.

•

Classified $546 million of assets to be disposed of, consisting primarily of property and equipment, goodwill, and associated deferred tax assets, as “held for sale” in the accompanying condensed consolidated balance sheet at September 30, 2004. The amounts recorded are at the lower of either the asset’s carrying amount or its fair value, less estimated costs to sell. The fair-value estimates were derived from independent appraisals, established market values of comparable assets, or internal calculations of estimated future net cash

TENET HEALTHCARE CORPORATION and subsidiaries  9

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

flows. Because we do not intend to sell the accounts receivable of the asset group, these receivables, less the related allowance for doubtful accounts, have been included in our consolidated net accounts receivable in the accompanying condensed consolidated balance sheets with any applicable activity being recorded in discontinued operations.  At September 30, 2004, the net accounts receivable retained of the hospitals previously sold and those to be divested aggregated $301 million.

•

Recorded impairment charges of $340 million in discontinued operations during the nine months ended September 30, 2004.  These charges consisted of approximately $307 million for the write-down of long-lived assets and $33 million for the write-down of goodwill, each to their estimated fair values.

•

Recorded restructuring charges of $74 million during the nine months ended September 30, 2004.    These charges consisted of $21 million in employee severance and retention costs, $5 million primarily for lease termination costs and $48 million in costs related to an academic affiliation agreement with Drexel University College of Medicine in Philadelphia.  In connection with our divestiture of MCPH, we are contractually responsible for certain university costs.

Net operating revenues and pretax loss from discontinued operations for the nine-month periods ended September 30, 2003 and 2004 are as follows:

	Nine Months ended
	September 30
	2003	2004
	(in millions)
Net operating revenues from discontinued operations	$3,074	$2,073
Pretax loss from discontinued operations	(341)	(611)

The above pretax loss amounts include asset impairment and restructuring charges of $320 million in 2003 and $414 million in 2004.  As we move forward with our previously announced divestiture plans, we may incur additional asset impairment and restructuring charges in future periods.  Also included in the pretax loss amount for the nine months ended September 30, 2004 is an aggregate net gain of approximately $33 million, primarily from the hospital sales we completed during 2004.

One of our hospitals, Suburban Medical Center, remained in continuing operations at September 30, 2004, pending lease expiration, which occurred as scheduled on October 31, 2004. With the completion of this divestiture, our continuing operations beginning in the fourth quarter of 2004 will include only our core group of 69 domestic hospitals that will remain after all previously announced divestitures are completed.

During the quarter ended June 30, 2003, we recorded an after-tax charge in discontinued operations for taxes and interest of approximately $70 million in connection with an Internal Revenue Service audit adjustment related to the deductibility of a civil settlement paid to the federal government in 1994 (see Notes 5 and 12).

10         TENET HEALTHCARE CORPORATION and subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4  IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL, AND RESTRUCTURING CHARGES

During the nine months ended September 30, 2004, we recorded restructuring charges of $33 million, consisting of $19 million in employee severance costs, $8 million in non-cash stock option modification costs related to terminated employees, and $6 million in contract termination and other costs.

During the nine months ended September 30, 2003, we recorded impairments of long-lived assets and goodwill, and restructuring charges totaling $324 million.  Goodwill impairment charges of $187 million related to the consolidation of our operating divisions from three to two, which we announced on March 10, 2003.  Because of this restructuring of our operating divisions and regions, along with a realignment of our executive management team and other factors, our goodwill “reporting units” (as defined under SFAS No. 142, Goodwill and Other Intangible Assets) changed.  Prior to the restructuring, the reporting units consisted of our three divisions; following the restructuring, they consisted of five regions.  Because of the change in reporting units, we performed a goodwill impairment evaluation as of March 31, 2003, resulting in the above impairment charge related to our Central-Northeast region.  Impairment charges of $38 million related to the write-down of long-lived assets to their estimated fair values, primarily at two hospitals. We recognized impairment charges at these hospitals because our estimates of future cash flows from these assets indicated that the carrying amounts of the assets, or groups of assets, were not fully recoverable from estimated future cash flows.  Restructuring charges totaled $99 million and consisted of $58 million in employee severance, benefits and relocation costs, $36 million in non-cash stock option modification costs related to terminated employees, $16 million in contract termination and consulting costs, and an $11 million reduction in reserves for restructuring charges recorded in prior periods.  These restructuring costs were all incurred in connection with our previously announced plans to reduce our operating expenses. We will incur additional restructuring charges as we move forward with our restructuring plans and may incur additional asset impairment charges in future periods.

The following table provides a reconciliation of the beginning and ending liability balances in connection with restructuring charges recorded during the nine-month period ended September 30, 2004:

Reserves related to:	Balances at December 31, 2003	Net Charges	Cash Payments	Other Items	Balances at September 30, 2004
Discontinued Operations:
Lease cancellations and estimated costs associated with the sale or closure of hospitals and other facilities	$18	$74	$(24)	$-	$68
Continuing Operations:
Severance costs in connection with hospital cost-control programs and general overhead-reduction plans	65	33	(29)	(8)	61
Total	$83	$107	$(53)	$(8)	$129

The above liability balances are included in other current liabilities and other long-term liabilities and minority interests in the accompanying condensed consolidated balance sheets.  Cash payments to be applied against these accruals are expected to approximate $35 million during the remainder of 2004 and $94 million thereafter.  The $8 million reclassification in the table above relates primarily to non-cash stock-based compensation and other employee benefits for terminated employees.

TENET HEALTHCARE CORPORATION and subsidiaries  11

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5  CLAIMS AND LAWSUITS

We are subject to a significant number of claims and lawsuits. We are also the subject of federal and state agencies’ heightened and coordinated civil and criminal investigations and enforcement efforts, and have received subpoenas and other requests for information relating to a variety of subjects. In the present environment, we expect that these enforcement activities will take on additional importance, that government enforcement activities will intensify, and that additional matters concerning us and our subsidiaries may arise. We also expect new claims and lawsuits to be brought against us from time to time.

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

We recognize that, where appropriate, our interests may be best served by resolving certain matters without litigation. To that end, we have been and continue to be engaged in general discussions with federal law enforcement agencies regarding the possibility of reaching a non-litigated resolution of outstanding issues with the federal government. We are not able to predict whether such a resolution will in fact occur on any terms, project a timeline for resolution or quantify the economic impact of any non-litigated resolution; therefore, we have not recorded reserves for such a resolution.  However, if we do reach a non-litigated resolution, we would expect the resolution to be significant and require us to incur additional debt or other financing.  If a non-litigated resolution does not occur, we will continue to defend ourselves vigorously against claims and lawsuits.  As stated above, any resolution of significant claims against us, whether as a result of litigation or negotiation, could have a material adverse impact on our liquidity, financial position or results of operations.

Where specific amounts are sought in any pending legal proceeding, those amounts are disclosed.  For all other matters, where the possible loss or range of loss is reasonably estimable, an estimate is provided.  Where no estimate is provided, the possible amount of loss is not reasonably estimable at this time.  We presently cannot determine the ultimate resolution of all investigations and lawsuits.

Currently pending legal proceedings and investigations that are not in the ordinary course of business are principally related to the subject matters set forth below:

12         TENET HEALTHCARE CORPORATION and subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

Physician Relationships – We and certain of our subsidiaries are under heightened scrutiny with respect to our hospitals’ relationships with physicians. We believe that all aspects of our relationships with physicians are potentially under review. Proceedings in this area may be criminal, civil or both. After a federal grand jury indictment, Alvarado Hospital Medical Center, Inc. and Tenet HealthSystem Hospitals, Inc. (both Tenet subsidiaries) are on trial in San Diego, California for allegedly illegal use of physician relocation, recruitment and consulting agreements. Relocation agreements with physicians also are the subject of a criminal investigation by the U.S. Attorney’s Office for the Central District of California, which served us and several of our subsidiaries with administrative subpoenas seeking documents related to physician relocation agreements at certain Southern California hospitals owned by our subsidiaries, as well as summary information about physician relocation agreements related to all of our hospital subsidiaries. In addition, physician relationships and other matters at several hospitals in Southern California, Northern California, El Paso, Texas, New Orleans, Louisiana and St. Louis, Missouri are the subject of ongoing federal investigations. Also, federal government agencies are conducting an investigation into agreements with the Women’s Cancer Center, a physician’s group not owned by us practicing in the field of gynecologic oncology, and certain physicians affiliated with that group. An administrative subpoena for documents from us and several of our hospital subsidiaries relating to that investigation was issued in April 2003. Further, in June 2003, the Florida Medicaid Fraud Control Unit issued an investigative subpoena to us seeking the production of employee personnel records and contracts with physicians, physician assistants, therapists and management companies from the Florida hospitals owned by our subsidiaries. Since that time, we have received additional requests for information from that unit.

2.

Pricing – We and certain of our subsidiaries are currently subject to government investigations and civil lawsuits arising out of pricing strategies at facilities owned by our subsidiaries. In that regard, federal government agencies are investigating whether outlier payments made to certain hospitals owned by our subsidiaries were paid in accordance with Medicare laws and regulations, and whether we omitted material facts concerning our outlier revenue from our public filings. In addition, plaintiffs in California, Tennessee, Louisiana, Florida, South Carolina, Pennsylvania and Texas have brought class action lawsuits against us and certain of our subsidiaries in courts in those states alleging that they paid unlawful or unfair prices for prescription drugs or medical products or procedures at hospitals or other medical facilities owned by our subsidiaries. While the specific allegations vary from case to case, the plaintiffs generally allege that we and our hospital subsidiaries have engaged in an unlawful scheme to inflate charges for medical services and procedures, pharmaceutical supplies and other products, and prescription drugs.

We and our subsidiaries are also engaged in disputes with a number of managed care plans concerning charges at facilities owned by our subsidiaries and the impact of those charges on stop-loss and other payments. These disputes involve substantial amounts of accounts receivable owed to our subsidiaries’ facilities, as well as claims by the managed care plans for alleged overcharges, and the disputes are in various stages, from negotiation to litigation.

3.	Securities and Shareholder Matters – A consolidated class action lawsuit is pending in federal court in Los Angeles, California against us and certain of our former officers alleging violations

TENET HEALTHCARE CORPORATION and subsidiaries  13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of the federal securities laws. In addition, a number of shareholder derivative actions have been filed against certain current and former members of our board of directors and former members of senior management by shareholders. These actions purport to allege various causes of action on our behalf and for our benefit, including breach of fiduciary duty, insider trading and other causes of action. The shareholder derivative actions are pending in federal court in Los Angeles, and in state court in Santa Barbara, California. In addition, the SEC is conducting a formal investigation of us and certain of our current and former directors and officers, whom the SEC did not specifically identify, with respect to whether the disclosures in our financial reports of Medicare outlier reimbursements and stop-loss payments under managed care contracts were misleading or otherwise inadequate, and whether there was any improper trading in our securities by our current and former directors and officers. The SEC has served a series of document requests and deposition subpoenas on us and certain of our current and former employees, officers and directors, and we are cooperating with the government with respect to the investigation.

4.

Redding Medical Center, Inc. – On August 4, 2003, following an investigation by federal government agencies regarding whether two physicians who had staff privileges at Redding Medical Center performed medically unnecessary invasive cardiac procedures at the hospital, we reached a settlement in the amount of $54 million with the United States and the State of California, which we recorded in 2003.  This settlement resolves all civil and monetary administrative claims that the United States and the State of California may have had arising out of the performance of, and billings for, allegedly medically unnecessary cardiac procedures at Redding Medical Center from January 1, 1997 through December 31, 2002.  We were informed by the U.S. Attorney’s Office for the Eastern District of California that it would not initiate any criminal charges against us for the conduct covered by the settlement.  On September 3, 2003, the OIG issued a notice of its intent to exclude Redding Medical Center from participation in the Medicare and Medicaid programs and all other federal health care programs. Subsequently, on December 11, 2003, we announced that, as part of an agreement with the OIG, we would seek a buyer for Redding Medical Center. On July 16, 2004, we sold certain hospital assets of Redding Medical Center to Hospital Partners of America Inc.  Redding Medical Center, Inc., our subsidiary that formerly owned the hospital, retained substantially all of its pre-closing liabilities.

In addition, we and certain of our subsidiaries are defendants in a significant number of lawsuits filed and served on behalf of patients of the two physicians, as well as several other physicians in the cardiology and cardiac surgery departments.  These lawsuits assert various claims, including fraud, breach of fiduciary duty, elder abuse, battery and negligence, and one lawsuit that alleged unfair and deceptive business practices.  Although the specific allegations vary from case to case, the complaints generally allege that the physician defendants knowingly performed medically unnecessary coronary procedures on patients and that we and our subsidiary that owned Redding Medical Center knew or should have known that such medically unnecessary procedures were being performed. The complaints seek injunctive relief, restitution, disgorgement, and compensatory and punitive damages.  We are also subject to a qui tam action brought under California Insurance Code Section 1861.7, which allows “interested persons” to file sealed complaints for allegedly fraudulent billings to private insurers. The complaint generally alleges that false claims for payments were made to private insurers for allegedly medically unnecessary procedures performed at Redding Medical Center. Both the California Department of Insurance

14         TENET HEALTHCARE CORPORATION and subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and the District Attorney have declined to intervene in this action. The action was recently unsealed and, subsequently, was served on the defendants.

5.

Medicare Coding – The Medicare coding practices at hospitals owned by our subsidiaries are also under increased scrutiny. The federal government in January 2003 filed a civil lawsuit against us and certain of our subsidiaries relating to hospital billings to Medicare for inpatient stays reimbursed pursuant to four particular diagnosis-related groups. The government in this lawsuit has alleged violations of the False Claims Act and various common law claims. In addition, we have received and are cooperating with a voluntary document request from the U.S. Attorney’s Office for the Central District of California principally relating to an investigation into coding and billing practices at the Comprehensive Cancer Center at our Desert Regional Medical Center.

6.	Other Matters

(a)

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

(b)

On September 28, 2004, the court granted our petition to coordinate two pending wage and hour lawsuits in Los Angeles Superior Court in California.  We will now be defending in a single court this proposed class action lawsuit alleging that our hospitals violated certain provisions of the California Labor Code and applicable California Industrial Welfare Commission Wage Orders with respect to meal breaks, rest periods and the payment of compensation for overtime and meal breaks and rest periods not taken. Plaintiffs seek to certify this action on behalf of virtually all non-exempt employees of our California subsidiaries. We will argue that certification of a class in the action is not appropriate because there are no uniform policies that fail to comply with the applicable Labor Code and Wage Orders. In addition, it is our position that each of these claims must be addressed individually based on its particular facts and, therefore, should not be subject to class certification.

(c)

In connection with an investigation by the U.S. Attorney’s Office in New Orleans, Louisiana, People’s Health Network, an unconsolidated New Orleans health plan management services provider in which one of our subsidiaries holds a 50% membership interest, and Memorial Medical Center, a New Orleans hospital owned by one of our subsidiaries, have received requests for documents. The subpoenas cover the time period January 1, 1999 to October 9, 2003 and seek various People’s Health Network-related corporate records, as well as information on patients who were admitted to a rehabilitation unit and members for whom inpatient rehabilitation services were ordered, recommended or requested, and subsequently denied. The subpoenas also seek documents related to payments to and contractual matters related to physicians and others, third-party reviews of denials of services, certain medical staff committees and other medical staff entities, and medical policies and practice guidelines.

(d)

We are cooperating with a voluntary document request received in April 2004 seeking records relating to the relationship between Centinela Hospital Medical Center and a third-party home health care placement service.

TENET HEALTHCARE CORPORATION and subsidiaries  15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(e)

We were notified in mid-2004 that subpoenas had been issued to the buyer of two of our former hospitals, Twin Rivers Regional Medical Center in Missouri and John W. Harton Regional Medical Center in Tennessee. We retained certain liabilities in connection with the sale of these hospitals in November 2003.  The Twin Rivers subpoena seeks documents for the period from 1999 through 2003 pertaining to a number of cardiac care patients. The Harton subpoena seeks a variety of documents, primarily financial, for the period from June 2000 through 2003.  In addition, we are cooperating with a voluntary request from the U.S. Attorney’s Office in St. Louis, Missouri, which we received in August 2004, seeking, among other things, documents regarding physician relocation agreements at four St. Louis area hospitals we currently own, as well as Twin Rivers Regional Medical Center.  The voluntary request also seeks additional information regarding certain admissions and medical procedures at Twin Rivers.

(f)

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

(g)

The Internal Revenue Service has completed an examination of our federal income tax returns for the fiscal years ended May 31, 1995, 1996 and 1997, and has issued a Revenue Agent’s Report in which it proposes to assess an aggregate tax deficiency for the three-year audit period of $157 million plus interest of approximately $136 million through September 30, 2004, before any federal or state tax benefit. The Revenue Agent’s Report contains several disputed adjustments, including the disallowance of a deduction for a portion of the civil settlement paid to the federal government in June 1994 related to our discontinued psychiatric hospital business and a disputed adjustment with respect to the timing of the recognition of income for tax purposes pertaining to Medicare and Medicaid net revenues. We have filed a protest with the Appeals Division of the Internal Revenue Service. We believe we have adequately provided for all tax matters in dispute related to the Revenue Agent’s Report for the fiscal years ended May 31, 1995, 1996 and 1997 as of September 30, 2004.

The Internal Revenue Service has commenced an examination of our tax returns for the fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002. We are not able to estimate the total amount, if any, that we might owe or pay upon the final resolution of these tax issues, nor are we able to estimate the timing of such resolution.

(h)

In addition to the matters described above, we are subject to claims and lawsuits in the ordinary course of business. The largest category of these relate to medical malpractice. While most medical malpractice claims arise as separate legal actions, approximately 115 individual lawsuits filed by one law firm are pending in Palm Beach County Circuit Court against Palm Beach Gardens Medical Center in Florida.  These lawsuits claim damages arising as a result of alleged postoperative infections.

We record reserves for claims and lawsuits when they are probable and reasonably estimable.  In cases where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we

16         TENET HEALTHCARE CORPORATION and subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

have not recognized in the accompanying condensed consolidated financial statements all potential liabilities that may result. If adversely determined, the outcome of some of these matters could have a material adverse effect on our liquidity, financial position or results of operations.

For the quarter and nine months ended September 30, 2004, we recorded costs of $10 million and $37 million, respectively, in connection with significant legal proceedings and investigations, including $8 million in the quarter ended March 31, 2004, which was reflected in discontinued operations. For the quarter and nine months ended September 30, 2003, such costs were $253 million and $327 million, respectively, which included an additional charge of $244 million recorded in September 2003 for an award of contract damages to a former executive.  This award was subsequently reduced in December 2003, and the final award of $163.3 million was paid in March 2004.  Also included is the $54 million settlement related to Redding Medical Center, which was recorded in June 2003 and paid in August 2003.

NOTE 6  LONG-TERM DEBT

The table below shows our long-term debt as of December 31, 2003 and September 30, 2004:

	December 31, 2003	September 30, 2004
	(in millions)
Loans payable to banks	$ -	$ -
5 3/8% Senior Notes due 2006	550	290
5% Senior Notes due 2007	400	210
6 3/8% Senior Notes due 2011	1,000	1,000
6 1/2% Senior Notes due 2012	600	600
7 3/8% Senior Notes due 2013	1,000	1,000
9 7/8% Senior Notes due 2014	-	1,000
6 7/8% Senior Notes due 2031	450	450
Other senior and senior subordinated notes, 7 5/8% to 8 1/8% due 2005-2008	24	24
Notes payable and capital lease obligations, secured by property and equipment, payable in installments to 2013 (1)	88	65
Other promissory notes, primarily unsecured (2)	34	-
Unamortized note discounts	(89)	(126)
Total long-term debt	4,057	4,513
Less current portion	(18)	(26)
Long-term debt, net of current portion	$4,039	$4,487

(1) Includes $5 million as of December 31, 2003 and September 30, 2004 related to our domestic hospitals held for sale.

(2) Represents debt related to our hospital in Barcelona, Spain that was sold on May 28, 2004.

LOANS PAYABLE TO BANKS

At September 30, 2004, there were no outstanding cash borrowings under our five-year revolving credit agreement, but there were approximately $222 million in letters of credit outstanding. The credit agreement expires March 1, 2006. It was amended as of April 6, 2004 to, among other things, (1) set the maximum leverage ratio under the agreement (defined as the ratio of consolidated total

TENET HEALTHCARE CORPORATION and subsidiaries  17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

debt to operating income plus the sum of depreciation, amortization, impairment and other unusual charges) to no higher than 5.5-to-1 through June 30, 2005 and no higher than 5.0-to-1 thereafter, (2) set the minimum fixed-charge ratio to no less than 1.5-to-1, (3) reduce the total bank commitments under the agreement from $1.2 billion to $800 million, and (4) reduce the aggregate cash borrowings available under the agreement from $1 billion to $500 million.  In connection with the amendment, we wrote off approximately $5 million in unamortized deferred loan fees in March 2004.  The amended credit agreement required us to pledge the capital stock of certain of our hospital operating subsidiaries to secure any obligations under the agreement. Those subsidiaries also guarantee our obligations under the agreement.  As of September 30, 2004, the available credit under the agreement, net of outstanding letters of credit, was $578 million.

SENIOR NOTES

On June 18, 2004, we sold $1 billion of new senior notes in a private placement.  The net proceeds to us from the sale of the senior notes were approximately $954 million after deducting discounts and related expenses. We used a portion of the net proceeds from the offering to repurchase $260 million of our outstanding 5 3/8% Senior Notes due 2006 and $190 million of our 5% Senior Notes due 2007.  As a result of these repurchases, we recorded a $5 million loss from early extinguishment of debt in June 2004.  We intend to use the remaining portion of the net proceeds from the sale of the new senior notes for general corporate purposes, which may include the repurchase or repayment of other outstanding debt.  The new senior notes bear interest at the rate of 9 7/8% per year and will mature on July 1, 2014. The new senior notes are general unsecured senior obligations of Tenet and rank equally in right of payment with all of our other unsecured senior indebtedness, but are effectively subordinated to any indebtedness under our revolving credit agreement, which is secured by pledges of the stock of certain of our hospital operating subsidiaries. The new senior notes are redeemable, in whole or in part, at any time, at our option at the greater of par or a redemption price based on a spread over comparable securities.  On September 2, 2004, we filed with the SEC a Form S-4 registration statement to register $1 billion principal amount of 9 7/8% Senior Notes due 2014 to be issued and offered in exchange for the new unregistered senior notes.  The registration statement filed with the SEC has not yet become effective; therefore, these securities may not be sold nor may offers be accepted prior to the time the registration statement becomes effective.  The terms of the senior notes subject to the Form S-4 filed with the SEC are substantially similar to the terms of the unregistered senior notes we sold in June 2004.

We have provided notice to the appropriate parties of our intention to redeem, on November 15, 2004, all the aggregate principal amount remaining outstanding of our 7 5/8% Senior Notes due 2008 and 8 1/8% Senior Subordinated Notes due 2008, which is approximately $0.2 million and $2.2 million, respectively.

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

18         TENET HEALTHCARE CORPORATION and subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The covenants allow us to declare and pay a dividend and purchase our common stock so long as no default exists and our leverage ratio is less than 2.5-to-1. The credit agreement covenants also require that we maintain specified levels of net worth ($2.0 billion at September 30, 2004) and a fixed-charge coverage ratio not less than 1.5-to-1. We are currently in compliance with all covenants in our credit agreement and our indentures for public debt. The ultimate resolution of claims and lawsuits brought against us, however, individually or in the aggregate (see Note 5), could have a material adverse effect on our business, including the potential breach of covenants in the credit agreement, which could create events of default under our indentures for public debt.

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

For the periods June 1, 2000 through May 31, 2001, and June 1, 2001 through May 31, 2002, the policies written by Hospital Underwriting Group provided a maximum of $50 million of coverage for each policy period. As of September 30, 2004, Hospital Underwriting Group’s retained reserves for losses for the policy period ended May 31, 2001 were substantially close to reaching $50 million and for the policy period ended May 31, 2002, the retained reserves for losses reached the $50 million limit.  However, the $50 million coverage limit for these years is based on paid claims, for which the coverage limits have not been exhausted and the policies remain in effect.  If the $50 million maximum amount is exhausted in either of these periods, we will be responsible for the first $25 million per occurrence for any subsequent claim paid that was applicable to the exhausted policy period before any excess insurance coverage would apply.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

All reinsurance applicable to Hospital Underwriting Group, The Healthcare Insurance Corporation and any excess insurance we purchase is subject to policy aggregate limitations. If such policy aggregates should be partially or fully exhausted in the future, our financial position, results of operations or cash flows could be materially adversely affected.

In addition to the reserves recorded by the above insurance subsidiaries, we maintain self-insured retention reserves based on actuarial estimates for the portion of our professional liability risks, including incurred but not reported claims, for which we do not have insurance coverage (i.e., self-insured retentions). Reserves for losses and related expenses are estimated using expected loss-reporting patterns and are discounted to their present value under a risk-free rate approach using a Federal Reserve 10-year maturity composite rate of 3.9% at September 30, 2003 and a Federal Reserve 7-year maturity composite rate of 3.8% at September 30, 2004 based on our claims payout period.  A shorter maturity composite rate was used beginning in the second quarter of 2004 as a result of a review of the claims payment history that indicated cases were being settled in a shorter time period.  If actual payments of claims materially exceed projected estimates of claims, our financial position, results of operations or cash flows could be materially adversely affected.  Also, we provide letters of credit to our insurers as security under a selected number of programs to collateralize the deductible and self-insured retentions under our professional and general liability insurance programs, which could be drawn upon under certain circumstances.  At September 30, 2004, the combined current and long-term professional liability reserves on our balance sheet were approximately $732 million for both continuing and discontinued operations.

Included in other operating expenses in the accompanying condensed consolidated statements of operations is malpractice expense of approximately $69 million for the quarter ended September 30, 2003 and approximately $55 million for the quarter ended September 30, 2004. For the corresponding nine-month periods, malpractice expense was approximately $189 million and $218 million, respectively.  The increase in malpractice expense reflects costs associated with (1) adverse loss development and (2) a change in the maturity composite rate that resulted from a change in our claims payment patterns, which resulted in an increase in our professional liability reserves.

NOTE 8  STOCK BENEFIT PLANS

At September 30, 2004, there were 32,313,369 shares of common stock available for stock option grants and other incentive awards to our key employees, advisors, consultants and directors under our 2001 Stock Incentive Plan. Options generally have an exercise price equal to the fair market value of the shares on the date of grant.  Normally, these options are exercisable at the rate of one-third per year, beginning one year from the date of the grant.

20         TENET HEALTHCARE CORPORATION and subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about outstanding stock options at September 30, 2004:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$6.25 to $10.16	1,108,316	0.7	$9.09	1,108,316	$9.09
$10.17 to $15.25	11,216,487	5.9	12.42	6,565,797	12.54
$15.26 to $20.33	15,751,116	6.1	18.16	9,415,332	18.62
$20.34 to $25.42	1,579,602	3.1	22.08	1,579,602	22.08
$25.43 to $30.50	10,795,389	6.0	28.24	10,495,390	28.24
$30.51 to $35.58	-	-	-	-	-
$35.59 to $40.67	9,224,678	6.2	40.28	6,916,382	40.24
$40.68 to $45.75	122,850	7.6	43.02	93,900	43.29
$45.76 to $50.84	53,000	6.9	48.59	30,333	48.22
	49,851,438	5.8	$23.16	36,205,052	$24.39

The reconciliation below shows the changes to our stock option plans for the nine months ended September 30, 2003 and 2004:

	2003		2004

		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of period	47,512,933	$24.53	46,506,512	$24.22
Granted	1,101,215	15.74	4,521,151	11.98
Exercised	(259,148)	11.35	(231,188)	10.77
Forfeited	(1,296,263)	28.93	(945,037)	24.81
Outstanding at end of period	47,058,737	24.28	49,851,438	23.16
Options exercisable	27,346,803	$23.20	36,205,052	$24.39

The estimated weighted-average fair values of the options we granted in the nine months ended September 30, 2003 and 2004 were $8.07 and $5.07, respectively. These were calculated, as of the date of each grant, using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months ended September 30
	2003	2004

Expected volatility	49.7%	47.5%
Risk-free interest rates	3.1%	2.8%
Expected lives, in years	6.4	4.5
Expected dividend yield	0.0%	0.0%

TENET HEALTHCARE CORPORATION and subsidiaries  21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Total compensation cost classified as salaries and benefits expense in the accompanying condensed consolidated statements of operations for stock-based compensation awards is approximately $33 million and $25 million for the quarters ended September 30, 2003 and 2004, respectively.  For the corresponding nine-month periods, such costs were approximately $108 million and $81 million, respectively.

During the quarter ended September 30, 2003, we recognized non-cash stock option modification costs related to terminated employees of approximately $5 million. No such costs were reflected in the quarter ended September 30, 2004. For the nine-month periods ended September 30, 2003 and 2004, such costs were approximately $36 million and $8 million, respectively.  As previously discussed in Note 4, these costs were classified as restructuring charges in the accompanying condensed consolidated statements of operations.

As of September 30, 2004, approximately 56% of our outstanding options were held by current employees and directors. Approximately 44% were held by former employees and directors.  Approximately 2% of the total outstanding options held by all current and former employees and directors were in-the-money, that is, they had an exercise price of less than the $10.79 market closing price of our common stock on September 30, 2004, and, conversely, approximately 98% were out-of-the-money, as shown in the table below:

	In-the- Money Options Outstanding	% of Total	Out-of-the- Money Options Outstanding	% of Total	All Options Outstanding	% of Total
Current employees and directors	249,729	20.5%	27,732,263	57.0%	27,981,992	56.1%
Former employees and directors	968,491	79.5%	20,900,955	43.0%	21,869,446	43.9%
Totals	1,218,220	100.0%	48,633,218	100.0%	49,851,438	100.0%
% of all outstanding options	2.4%		97.6%		100.0%

22         TENET HEALTHCARE CORPORATION and subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9  SHAREHOLDERS’ EQUITY

The following table shows the changes in consolidated shareholders’ equity during the nine months ended September 30, 2004 (dollars in millions; shares in thousands):

	Shares Outstanding	Common Shares and Additional Paid-in Capital	Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Balances as of December 31, 2003	464,787	$4,150	$(8)	$1,710	$(1,491)	$4,361
Net loss	-	-	-	(618)	-	(618)
Stock options exercised, including tax benefit	231	3	-	-	-	3
Stock-based compensation expense	-	90	-	-	-	90
Issuance of common stock	1,649	17	-	-	1	18
Other comprehensive loss	-	-	(5)	-	-	(5)
Balances as of September 30, 2004	466,667	$4,260	$(13)	$1,092	$(1,490)	$3,849

NOTE 10  COMPREHENSIVE LOSS

The following table shows the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2003 and 2004:

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2004	2003	2004
	(in millions)		(in millions)

Net loss	$(308)	$(70)	$(523)	$(618)
Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	5	(4)
Losseson derivative instruments designated and qualifying as cash-flow hedges	-	-	(2)	-
Unrealized net holding gains during period	-	1	-	-
Reclassification adjustment for items included in net loss	1	1	3	(3)
Other comprehensive income (loss) before income taxes	1	2	6	(7)
Income tax (expense) benefit related to items of other comprehensive income (loss)	-	(1)	(2)	2
Other comprehensive income (loss)	1	1	4	(5)
Comprehensive loss	$(307)	$(69)	$(519)	$(623)

NOTE 11  LOSS PER COMMON SHARE

The following table is a reconciliation of the numerators and denominators used in the computations of our basic and diluted loss per common share from continuing operations for the three and nine months ended September 30, 2003 and 2004 (net loss in millions; weighted-average shares in thousands):

	Three Months ended September 30		Nine Months ended September 30
	2003	2004	2003	2004

Loss from continuing operations (Numerator)	$(205)	$(52)	$(232)	$(202)
Weighted-average basic and diluted shares outstanding (Denominator)	463,629	466,646	466,391	465,956
Basic and diluted loss per share from continuing operations	$(0.44)	$(0.11)	$(0.50)	$(0.43)

23         TENET HEALTHCARE CORPORATION and subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS – NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

All potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2003 and 2004 because we reported a loss from continuing operations in each of the periods.  In circumstances where we have a loss from continuing operations, the effect of employee stock options (or any other dilutive securities) is anti-dilutive, that is, losses have the effect of making the diluted loss per share from continuing operations less than the basic loss per share from continuing operations.  Had we generated net income from continuing operations in these periods, the effect (in thousands) of employee stock options and restricted stock units on the diluted shares calculation would have been an increase in shares of 281 and 478 for the three months ended September 30, 2003 and 2004, respectively, and 246 and 357 for the nine months ended September 30, 2003 and 2004, respectively.

Stock options outstanding (in thousands) that were not included in the computation of diluted loss per share from continuing operations because their exercise price exceeded the average market price of our common stock for the periods were 40,867 and 48,633 for the three months ended September 30, 2003 and 2004, respectively, and 39,916 and 45,420 for the nine months ended September 30, 2003 and 2004, respectively.

NOTE 12  INCOME TAXES

The Internal Revenue Service has completed an examination of our federal income tax returns for the fiscal years ended May 31, 1995, 1996 and 1997, and has issued a Revenue Agent’s Report in which it proposes to assess an aggregate tax deficiency for the three-year audit period of $157 million plus interest of approximately $136 million through September 30, 2004, before any federal or state tax benefit. The Revenue Agent’s Report contains several disputed adjustments, including the disallowance of a deduction for a portion of the civil settlement we paid to the federal government in June 1994 related to our discontinued psychiatric hospital business and a disputed adjustment with respect to the timing of the recognition of income for tax purposes pertaining to Medicare and Medicaid net revenues. We have filed a protest with the Appeals Division of the Internal Revenue Service. We believe we have adequately provided for all tax matters in dispute related to the Revenue Agent’s Report for the fiscal years ended May 31, 1995, 1996 and 1997 as of September 30, 2004.

The Internal Revenue Service has commenced an examination of our tax returns for the fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002. We are not able to estimate the total amount, if any, that we might owe or pay upon the final resolution of these issues, nor are we able to estimate the timing of such resolution.

TENET HEALTHCARE CORPORATION and subsidiaries  24

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a narrative explanation of our financial statements, enabling investors to better understand our business.  It is meant to enhance our overall financial disclosures, provide context within which financial information may be analyzed, and provide information about the quality of, and potential variability of, our results of operations and cash flows. This information should be read in conjunction with the accompanying condensed consolidated financial statements. Sections include:

•        Executive Overview

•        Sources of Revenue

•        Results of Operations

•        Liquidity and Capital Resources

•        Off-Balance-Sheet Arrangements

•        Critical Accounting Estimates

EXECUTIVE OVERVIEW

SIGNIFICANT CHANGES AND INITIATIVES

During the nine months ended September 30, 2004, we continued to focus on the development and execution of our operating strategies, including initiatives we introduced during the year ended December 31, 2003. Management is dedicated to improving our patients’, shareholders’ and other stakeholders’ confidence in Tenet. We believe we will do that by providing quality care and bringing about positive growth at our hospitals.

Key initiatives and developments during 2004 include:

•

Proposed Divestitures – In January 2004, we announced a major restructuring of our operations involving the proposed divestiture of 27 domestic general hospitals (19 in California and eight others in Louisiana, Massachusetts, Missouri and Texas).  Currently, we have either entered into definitive agreements to sell, or completed the divestiture of, 20 of the 27 hospitals.  Although it is possible that not all of the divestiture transactions will close by December 31, 2004, we will continue to work toward entering into definitive agreements to divest the remaining facilities in the plan by year end, with closings to take place as soon as possible. In addition to the hospitals divested or to be divested as part of the restructuring program we announced in January, we completed three other divestitures.  In May 2004, we sold our general hospital in Barcelona, Spain.  Also, on July 16, 2004, one of our subsidiaries sold certain hospital assets of Redding Medical Center in Redding, California

25         TENET HEALTHCARE CORPORATION and subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in fulfillment of an agreement with the Office of the Inspector General (“OIG”) of the U.S. Department of Health and Human Services (see Part II, Item 1, Legal Proceedings).  On September 1, 2004, we entered into an agreement to sell Medical College of Pennsylvania Hospital (“MCPH”) in Philadelphia, Pennsylvania. One of our hospitals, Suburban Medical Center, remained in continuing operations at September 30, 2004, pending lease expiration, which occurred as scheduled on October 31, 2004. With the completion of this divestiture, our continuing operations beginning in the fourth quarter of 2004 will include only our core group of 69 domestic hospitals that will remain after all previously announced divestitures are completed. By focusing our financial and management resources on the 69 domestic hospitals that will remain, we expect to create a stronger company with greater potential for long-term growth.

•

Discounts for Uninsured Patients – In March 2004, we announced that, in accordance with state law, we would be implementing managed care-style discounts for most of our uninsured patients under our Compact with Uninsured Patients (“Compact”).  The discounts for uninsured patients began to be phased in during the second quarter of this year at many of our hospitals and will be in effect at most of our hospitals by the end of this year.  We are evaluating and addressing legal and other issues that may limit our ability to implement the discounting components of the Compact at our hospitals in Texas.

•

Planned Corporate Headquarters Relocation – On May 6, 2004, we announced that we will move our corporate headquarters to Dallas, Texas as part of our ongoing effort to improve organizational effectiveness.  Effective January 1, 2005, our headquarters will officially be in Dallas, however, certain functions will continue to be systematically transferred to Dallas from our Santa Barbara offices, which will close by the end of June 2005.

•

Opening of Two New Hospitals – In June 2004, we completed construction of and opened two new acute care hospitals, the 90-bed Saint Francis Hospital-Bartlett in Bartlett, Tennessee, a suburb of Memphis, and the 118-bed Centennial Medical Center in Frisco, Texas, a suburb of Dallas.

•

Appointment of a New Member to our Board of Directors – In June 2004, we announced that James A. Unruh had joined the company’s board of directors.  Mr. Unruh, the board’s eighth independent member, was also appointed to the audit and nominating and corporate governance committees of the board.  Mr. Unruh currently serves as principal of Alerion Capital Group, a private equity firm based in Phoenix.  He also serves as a director of Prudential Financial Inc.

•

Consolidation of Operating Regions – In July 2004, we consolidated our operating regions from five to four in an effort to continue streamlining our operational structure as we build our future around 69 hospitals.  Our four regions are California, Central Northeast-Southern States, Florida-Alabama and Texas-Gulf Coast, all of which report directly to our chief operating officer.

Because of the consolidation of our regions, our goodwill “reporting units,” as defined under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, were changed.  We performed a goodwill impairment test as a result of this change in our goodwill reporting units and no impairment was indicated.  Also, the four new regions became our operating segments, as that term is defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  The consolidation of our regions

TENET HEALTHCARE CORPORATION and subsidiaries  26

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

did not have any impact on our previous segment reporting determinations because the regions’ economic characteristics, the nature of their operations, the regulatory environment in which they operate, and the manner in which they are managed continue to be similar.

RESULTS OF OPERATIONS – OVERVIEW

During the quarter ended September 30, 2004, we reported net operating revenues from continuing operations of $2.44 billion compared to $2.52 billion in the quarter ended September 30, 2003.  We reported a $52 million loss from continuing operations for the quarter ended September 30, 2004, compared to a loss from continuing operations of $205 million for the quarter ended September 30, 2003. For the nine-month periods then ended, we reported net operating revenues from continuing operations of $7.54 billion and $7.73 billion, respectively, and a loss from continuing operations of $202 million and $232 million, respectively.

Patient days, admissions and outpatient visits were lower during the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003 by 0.4%, 2.1%, and 9.6%, respectively.  We believe the following factors are contributing to the decline in our inpatient and outpatient volume levels: (a) loss of volume to competing health care providers, (b) physician attrition, (c) managed care contract negotiations or terminations, and (d) the negative impact from recent hurricanes in the southeastern United States.  Our inpatient and outpatient volume levels were also impacted by the sale or closure of certain home health agencies, hospices, clinics, and skilled nursing and rehabilitation units.

Net inpatient revenues were down approximately $28 million or 1.7% during the quarter ended September 30, 2004 compared to last year’s quarter.  Net inpatient revenue per patient day during the quarter ended September 30, 2004 compared to the prior year quarter was down 1.2% and net inpatient revenue per admission was up marginally 0.4%.  Net inpatient revenues were impacted by an increase in our Indemnity, Self-Pay and Other payer category, which primarily consists of self-pay revenue.  Self-pay revenue generates higher revenue per patient day and per admission because self-pay patients have historically been charged standard gross charges.  This payer-mix shift is partially offset by the fact that many of our hospitals began to phase in the discounting components of the Compact during the second and third quarters of this year. Under the Compact, the discount offered to uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time self-pay accounts are recorded.  During the quarter ended September 30, 2004, there were approximately $56 million in discounts recorded on inpatient self-pay accounts under the Compact.  Net inpatient revenues were also negatively impacted by a decline in our managed care revenues.  Managed care stop-loss payments decreased from approximately $165 million during the quarter ended September 30, 2003 to approximately $146 million during the quarter ended September 30, 2004.  Stop-loss revenue has declined due to conversion of payment methodologies during contract negotiations.  It has been our objective to modify payment methodologies with key payers to reflect a more predictable yield, which is less dependent on stop-loss payments, with stronger increases in base rates.  In addition, we have also seen a shift in our managed care mix to more national payers whose contract terms generate lower yields than national averages.  We anticipate that this shift in mix will continue.

Net outpatient revenues decreased approximately $48 million or 6.0% during the quarter ended September 30, 2004 compared to last year’s quarter.  Net outpatient revenues were also impacted by the fact that many of our hospitals began to phase in the discounting components of the Compact during the second and third quarters of this year.  During the quarter ended September 30, 2004, approximately $52 million in discounts were recorded on outpatient self-pay accounts under the Compact.  As previously mentioned, outpatient visits decreased 9.6% compared to the prior year

TENET HEALTHCARE CORPORATION and subsidiaries  27

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

quarter due primarily to the sale or closure of certain home health agencies, hospices and clinics during the current year.  These businesses typically generate a lower revenue per visit amount than other outpatient services, which resulted in a greater proportional decline in outpatient visits than net outpatient revenue.

Operating expenses, exclusive of impairment of long-lived assets and goodwill, and restructuring charges, were 99.1% of net operating revenues in the quarter ended September 30, 2004 compared to 109.2% in the third quarter of 2003. Additional provisions for doubtful accounts and higher costs of litigation and investigations in the prior year were the principal contributors to this favorable percentage decrease.

LIQUIDITY AND CAPITAL RESOURCES – OVERVIEW

Net cash provided by operating activities decreased from $720 million in the nine months ended September 30, 2003 to $208 million in the nine months ended September 30, 2004. The principal reasons for the decline were reduced earnings and the payment of litigation settlements.

Proceeds from the sales of hospitals and other assets during the nine months ended September 30, 2004 aggregated $295 million. The proceeds from the actual and anticipated divestitures of our domestic hospitals and our hospital in Barcelona, Spain in the year ending December 31, 2004 and any tax benefits associated with such divestitures should further bolster our liquidity; however, because we expect a significant portion of the proceeds to be received in the form of tax benefits from anticipated tax losses that will result from these divestitures, we do not expect to realize all such benefits until 2005.

On June 18, 2004, we sold $1 billion of new 9 7/8% Senior Notes due 2014. The net proceeds to us from the sale of the senior notes were approximately $954 million after deducting discounts and related expenses. We used a portion of the net proceeds from the offering to repurchase $260 million of our outstanding 5 3/8% Senior Notes due 2006 and $190 million of our 5% Senior Notes due 2007.   We intend to use the remaining portion of the net proceeds from the sale of the new senior notes for general corporate purposes, which may include the repurchase or repayment of other outstanding debt.  We have no significant debt maturities before late 2006 and we had approximately $1.3 billion in cash on hand at September 30, 2004.

We are currently in compliance with all covenants in our bank credit agreement and the indentures governing our senior notes and senior subordinated notes. (See Note 6.) Effective April 6, 2004, the total commitments available to us under the credit agreement were reduced from $1.2 billion to $800 million, with a concurrent change to the maximum leverage ratio and minimum fixed-charge ratio permitted under the agreement. At September 30, 2004, we had approximately $222 million of letters of credit outstanding under the credit agreement, but we had no cash borrowings outstanding.

OUTLOOK

We have implemented a variety of programs and initiatives, previously announced and discussed herein, to address the various challenges that we presently face.  However, we do not anticipate significant improvement in operating performance, margins or cash flows to be achievable in 2004 or, potentially, in 2005, because overcoming many of these challenges will require time.  These challenges include, but are not limited to, ongoing issues resulting from our prior pricing strategy, provisions for doubtful accounts related to self-pay patients, reduced net cash flow from operations,

28         TENET HEALTHCARE CORPORATION and subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and the need to resolve a number of government investigations and legal actions.  We believe that our decision to divest all but 69 of our hospitals, the consolidation of our regions, our ongoing program to reduce costs and enhance operating performance, and our clinical quality initiatives will ultimately position us to report improved results of operations.  Our hospitals already sold or scheduled for divestiture are expected to generate negative cash flow, excluding sales proceeds, in the aggregate, during the entire sale process time period, and the expected long-term benefits of our cost-saving initiatives will be temporarily offset by restructuring costs, costs to implement our planned initiatives, and other costs. In the long term, however, we believe the prospects for the 69 hospitals that we will continue to operate are positive and the restructuring and initiatives we have undertaken will position us to improve our financial performance.

We are also impacted by the challenges facing the health care industry as a whole. We believe that the key ongoing industrywide challenges are as follows:

•        Providing quality patient care in a competitive and highly regulated environment.

•        Obtaining adequate compensation from managed care and other payers for services provided.

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

At present, 32 of our hospitals have completed the initial eight-week “transformation” phase and 10 hospitals are currently in process.  Our plan is to complete full implementation of our C2Q initiative by the end of 2005.

Our clinical quality department is responsible for C2Q oversight and coordinates with our compliance and other departments, which act to ensure our hospitals’ compliance with the myriad laws and regulations that govern their operations.

Pressure from payers also affects our industry.  We strive to ensure that we are appropriately compensated for the services we provide, but third-party payers continue to ask us to accept lower rates of payment even in the face of rising medical costs.  While government regulations determine the amounts we receive for care provided through government programs, we will continue to work with managed care payers to ensure their adequate and timely reimbursement for our services. We continue to negotiate with managed care payers to reduce reliance on gross charges; however, certain payers are unwilling to accept such a change without a reduction in overall net reimbursement to levels significantly below market, which we will not accept. We have disputes with a number of third-party payers over payment for past services.

Our Compact is designed to offer managed care-style discounts to most uninsured patients, which enables us to offer lower rates to those patients, who historically have been charged standard gross charges with a significant portion of the accounts often written down in our provision for doubtful

TENET HEALTHCARE CORPORATION and subsidiaries  29

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

accounts. On February 19, 2004, the Secretary of Health and Human Services confirmed that hospitals can provide discounts to uninsured patients, which allows us to implement our discount plan in accordance with state law.  The discounts for uninsured patients began to be phased in during the second quarter of this year at many of our hospitals and will be in effect in most of our hospitals by the end of this year.  We are evaluating and addressing legal and other issues that may limit our ability to implement the discounting components of the Compact at our hospitals in Texas.

We also see an ongoing adverse change in our business mix and operating results as admissions of uninsured and underinsured patients continue to grow at an escalating rate. We believe this trend is due to a combination of broad economic factors, including unemployment levels, reductions in state Medicaid budgets, increasing numbers of individuals and employers who choose not to purchase insurance, and an increased burden of co-payments and deductibles to be made by patients instead of insurers.  Additionally, many of these patients, who delay or do not seek routine medical care because of the costs, are being admitted through the emergency department and often require more costly care, resulting in higher billings, which are the least collectible of all accounts.

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

We cannot predict the degree to which we will be affected by the future availability or cost of nursing personnel, but we expect to continue to experience significant wage and benefit pressures created by the current nursing shortage throughout the country and escalating state-mandated nurse-staffing ratios, particularly in California. We may be required to enhance wages and benefits to recruit and retain nurses. We may also be required to increase our use of temporary personnel, which may be more expensive in certain cases. Significant efforts are being invested in workforce development with local schools of nursing and in recruitment of experienced nurses.

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

30         TENET HEALTHCARE CORPORATION and subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below shows the sources of net patient revenues for our general hospitals, expressed as percentages of net patient revenues from all sources:

	Three Months ended September 30		Increase		Nine Months ended September 30		Increase
	2003	2004	(Decrease)	(1)	2003	2004	(Decrease)	(1)
Medicare	24.7%	25.1%	0.4%		25.3%	25.6%	0.3%
Medicaid	7.9%	7.9%	—		7.9%	7.5%	(0.4%	)
Managed care (2)	50.7%	49.5%	(1.2%	)	50.9%	49.4%	(1.5%	)
Indemnity, self-pay and other	16.7%	17.5%	0.8%		15.9%	17.5%	1.6%

(1) The change is the difference between the 2003 and 2004 amounts shown.
(2) Includes Medicare Advantage and Medicaid managed care.

The following paragraphs provide an overview of the sources of our revenues. For more detailed information, see our Annual Report on Form 10-K for the year ended December 31, 2003 and Current Report on Form 8-K filed on September 2, 2004.

GOVERNMENT PROGRAMS

Payments from the government, specifically, the Medicare and Medicaid programs administered by the Centers for Medicare and Medicaid Services (“CMS”), constitute a significant portion of our net operating revenues. These government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease government program payments in the future, as well as affect the cost of providing services to patients and the timing of payments to facilities. We are unable to predict the effect of future policy changes on our operations. If the rates paid or the scope of services covered by governmental payers are reduced, if we are required to pay substantial amounts in settlement, or if we, or one or more of our subsidiaries’ hospitals, are excluded from participation in the Medicare, Medicaid or other federal health care programs, there could be a material adverse effect on our business, financial position, results of operations or cash flows. The government is investigating various matters, including the Medicare outlier payments we received in prior years, as discussed under Part II, Item 1, Legal Proceedings, of this report.

TENET HEALTHCARE CORPORATION and subsidiaries  31

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Medicare

Medicare offers different ways for beneficiaries to obtain their medical benefits. One option, the Traditional Medicare Plan, is a fee-for-service payment system. The other option, called Medicare Advantage (formerly Medicare + Choice), includes managed care and private fee-for-service plans.  The major components of our net patient revenues for services furnished to patients enrolled in the Traditional Medicare Plan for the three months and nine months ended September 30, 2003 and 2004 approximate the following (our Medicare Advantage net patient revenues are classified as Managed Care revenue):

	Three Months ended		Nine Months ended
	September 30		September 30
	2003	2004	2003	2004
	(in millions)
Revenue Description
Diagnosis-related group — operating	$327	$334	$1,034	$1,057
Diagnosis-related group — capital	36	35	111	112
Outliers	11	19	36	47
Outpatient	103	102	313	320
Disproportionate share	48	55	145	163
Direct Graduate and Indirect Medical Education	29	34	85	95
Psychiatric, rehabilitation and skilled nursing facilities — inpatient and other	63	50	190	164
Adjustments for valuation allowance and prior-year cost report settlements	-	(18)	12	(39)
Total Medicare net patient revenues	$617	$611	$1,926	$1,919

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

32           TENET HEALTHCARE CORPORATION and subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

payments plus outlier payments.   A change to the cost outlier fixed-loss threshold affects total outlier payments by changing (1) the number of cases that qualify for outlier payments, and (2) the dollar amount hospitals receive for those cases that still qualify. The most recent change in the cost outlier threshold, which became effective on October 1, 2004, was a decrease from $31,000 to $25,800.

On January 6, 2003, we voluntarily submitted a proposal to CMS that would reduce outlier payments to our hospitals retroactive to January 1, 2003. During 2003, CMS issued new regulations governing the calculations of outlier payments to hospitals incorporating many of the items in our voluntary proposal.

Our proposal to CMS included a provision to reconcile the payments we would receive under our proposed interim arrangement to those we would have received if the new CMS regulations had gone into effect on January 1, 2003 up to the effective date of the final rules and regulations (the “Reconciliation Period”). Effective August 8, 2003, outlier payments to our hospitals began to be calculated by the fiscal intermediary in accordance with the final rule, which applies to all hospitals. As stipulated by our voluntary outlier payment reduction proposal, we prepared the reduction period reconciliation based on instructions we received from CMS and its fiscal intermediary. Those initial instructions were subsequently revised by CMS, and we submitted an updated reconciliation based on revised instructions. The final determination and outcome of outlier payments under the arrangement continues to be the subject of further review and approval by CMS.  Although we earlier expected the fiscal intermediary’s and CMS’ determination with respect to the reconciliation to be made prior to December 31, 2003, additional clarification regarding the reconciliation has delayed a final determination. The final outcome could result in an additional material increase to the ultimate amount of outlier revenue we could potentially recognize for the Reconciliation Period, but this remains unknown at this point.

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

On December 20, 2002, CMS issued Program Memorandum A-02-126 that instructed Medicare fiscal intermediaries to identify hospitals that “appear, through data analysis, to present the greatest risk to the program.” Based on the results of the data analysis, the Program Memorandum instructed the fiscal intermediaries to perform certain audit and review steps of cost reports, charges and medical records. Shortly after the Program Memorandum was issued, we were informed that the required audits and reviews of any Tenet hospitals would be postponed until CMS issued further guidance to our fiscal intermediary in this regard. We were recently informed that CMS has now instructed our fiscal intermediary to proceed with the required audits and reviews, and we were also advised that 16 of our hospitals, including 9 hospitals that are part of our divestiture plan, have been identified as meeting the criteria for audit and/or review. We cannot predict what impact, if any, the results of these audits and reviews will have on Medicare revenue recorded in the current or prior years.

Disproportionate Share – If a Medicare-participating hospital serves a disproportionate share of low-income patients, it receives a percentage add-on to the DRG payment for each case.  This percentage

TENET HEALTHCARE CORPORATION and subsidiaries  33

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

varies, depending on several factors that include the percentage of low-income patients served. Currently, 55 of our hospitals in continuing operations qualify for disproportionate-share payments.

Direct Graduate and Indirect Medical Education – The Medicare program provides additional reimbursement to approved teaching hospitals for additional expenses incurred by such institutions. This additional reimbursement, which is subject to certain limits, including intern and resident full-time equivalent (“FTE”) caps established in 1996, is made in the form of Direct Graduate Medical Education (“GME”) and Indirect Medical Education payments.  Currently, 24 of our hospitals in continuing operations are affiliated with academic institutions and receive such payments.  Medicare rules permit hospitals to enter into Medicare GME Affiliation Agreements for the purpose of applying the FTE limits on an aggregate basis, and some of our hospitals have entered into such agreements.

Hospital Outpatient Prospective Payment System

Under the Outpatient Prospective Payment System, hospital outpatient services, except for certain services that are reimbursed on a fee schedule, are classified into groups called Ambulatory Payment Classifications (“APC”). Services in each APC are similar clinically and in terms of the resources they require, and a payment rate is established for each APC. Depending on the services provided, hospitals may be paid for more than one APC for an encounter. CMS periodically updates the APCs and annually adjusts rates paid for each APC.

Inpatient Psychiatric Prospective Payment System

On November 19, 2003, CMS proposed a new Medicare per diem prospective payment system for inpatient psychiatric facilities to replace the existing cost-based payment system. The proposed rule contains an effective date of cost-reporting periods beginning on or after April 1, 2004; however, CMS has stated that the final rule is still under development and the effective date will be moved back.

As of September 30, 2004, 33 of our hospitals operate Medicare-certified psychiatric units. Included in our hospital divestiture plans are hospitals that operate 13 Medicare-certified psychiatric units. Because CMS has not issued the final rule, we are unable at this time to estimate the impact on our payments. However, because of the aforementioned delay in the implementation date, and a three-year transition period, we do not believe the proposal will impact our 2004 inpatient psychiatric payments.

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

34           TENET HEALTHCARE CORPORATION and subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

end of the three-year transition period, the compliance threshold will be 75% if CMS does not take further regulatory action.

At September 30, 2004, we operated two inpatient rehabilitation facilities and 28 hospital rehabilitation units, including 8 units that are operated in hospitals that are part of our divestiture plan. Medicare payments for services provided at those facilities and units represented approximately 5% of our Medicare net revenue for the nine months ended September 30, 2004.  Medicare payments to qualifying inpatient rehabilitation facilities are generally higher than those paid under the Medicare acute hospital prospective payment system for similar services. Based on our preliminary analysis, approximately 50% of the 20 hospital units and two inpatient rehabilitation facilities that will remain in our portfolio do not meet the first year 50% compliance threshold. With respect to the compliance threshold, the final rule contains a 12 month review period, which for 10 of our units and facilities commenced on September 1, 2004; the review period for the remaining 12 units and facilities commences on February 1, 2005.  The results of the 12 month review will determine the facility’s or unit’s eligibility for payment under the inpatient rehabilitation facility prospective payment system for the first cost reporting period that begins after the end of the review period.  If our rehabilitation facilities and units fail to continue to qualify as inpatient rehabilitation facilities, we could experience adverse effects on our business, financial position, results of operations or cash flows.

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

Prior to the fourth quarter of 2003, we recorded estimates for contractual allowances and cost report settlements based on amounts generated from information accumulated from various accounting and information systems. Adjustments to these accruals were generally made upon the final settlement of Medicare and Medicaid cost reports. In the fourth quarter of 2003, we completed the implementation of a new system and estimation process for recording Medicare net revenue and estimated cost report settlements. This resulted in a refinement in recording the accruals to more closely reflect the expected final settlements on our cost reports. For filed cost reports, we now record the accrual based on those cost reports and subsequent activity, and record a valuation allowance against those cost reports based on historical settlement trends. The accrual is now recorded based on estimates of what we expect to report on the filed cost reports and a corresponding valuation allowance is recorded as previously described. Cost reports must be filed generally within five months after the end of the annual cost-report reporting period. After the cost report is filed, the accrual may be adjusted accordingly.

Medicaid

Medicaid programs are funded by both the federal government and state governments. These programs are administered by the states and vary from state to state.

TENET HEALTHCARE CORPORATION and subsidiaries  35

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Estimated payments under various state Medicaid programs, excluding state-funded managed care programs, constituted approximately 7.5% of our net patient revenues for the nine months ended September 30, 2004. These payments are typically based on fixed rates determined by the individual states. (A few states in which we operate have a Medicaid outlier payment formula.) We also receive disproportionate-share payments under various state Medicaid programs. For the nine months ended September 30, 2003 and 2004, our disproportionate-share payments and other state-funded subsidies were approximately $74 million and $66 million, respectively.

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

Medicare – Medicare inpatient prospective payment system payments will maintain an inflationary increase of 3.4% in Federal Fiscal Year (“FFY”) 2004, a rate equal to the full market basket index. For FFY 2005, 2006 and 2007, hospitals will receive an inpatient update equal to the full market basket rate if they submit quality performance data to the U.S.  Department of Health and Human Services. Those hospitals not submitting quality performance data for 10 quality measures will receive an increase equal to the market basket rate minus 0.4 percentage points. The update reduction is a one-year adjustment and does not affect the base amount inflated from year to year. Hospitals not submitting quality data in FFY 2005 may choose to submit data in 2006 or 2007 and would then receive a full inflationary update. In order to qualify for the full market basket update, hospitals must submit performance data on all patients on the 10 quality measures that are a subset of common hospital performance measures developed and aligned by CMS and the Joint Commission on Accreditation of Healthcare Organizations and endorsed by the National Quality Foundation. All of our hospitals currently participate in the National Voluntary Initiative and will, as required by CMS, report the quality data on all 10 measures to receive the full market basket update.

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

36           TENET HEALTHCARE CORPORATION and subsidiaries

PART I. FINANCIAL INFORMATION

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

Annual Update to the Medicare Inpatient Prospective Payment System

Under Medicare law, CMS is required annually to update certain rules governing prospective payments for acute, rehabilitation and skilled nursing facilities. The updates generally become effective October 1, the beginning of the federal fiscal year.  On August 11, 2004, CMS issued the final inpatient hospital prospective payment rules for FFY 2005.  The final rules implement major provisions of the MMA pertaining to hospital payments.  CMS projects that the combined impact of the changes will yield an average 5.4% increase in payments for large urban (populations over one million) hospitals.  Significant changes include:

•	An inflation update for DRG operating payments equal to the hospital market basket percentage of 3.3% for hospitals reporting specified quality data.

•	A decrease in the cost outlier threshold from $31,000 to $25,800.

•	An increase in the number of DRGs subject to the post-acute transfer policy from 29 to 30.

Other changes include:

•

Replacing the Metropolitan Statistical Areas and New England County Metropolitan Areas with the new Core Based Statistical Area definitions for purposes of determining hospital geographic classification.

•	A 0.7% inflation update for DRG capital payments.

•	Implementing a provision of the MMA that redistributes unused residency slots to teaching hospitals for purposes of calculating Medicare payments for direct and indirect graduate medical education.

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

TENET HEALTHCARE CORPORATION and subsidiaries  37

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Annual Update to the Medicare Outpatient Prospective Payment System

On August 16, 2004, CMS issued the Proposed Changes to the Hospital Outpatient Prospective Payment System and Calendar Year 2005 Payment Rates.  CMS projects that the combined impact of the proposed changes will yield an average 4.5% increase in payments for large urban (populations over one million) hospitals.

PRIVATE INSURANCE

Managed Care

We currently have thousands of managed care contracts with various health maintenance organizations (“HMOs”) and Preferred Provider Organizations (“PPOs”). HMOs generally maintain a full-service health care delivery network composed of physician, hospital, pharmacy and ancillary service providers that HMO members must access through an assigned “primary care” physician. The member’s care is then managed by his or her primary care physician and other network providers in accordance with the HMO’s quality assurance and utilization review guidelines so that appropriate health care can be efficiently delivered in the most cost-effective manner.  HMOs typically provide no benefit or reimbursement to their members who use non-contracted health care providers.

PPOs generally offer limited benefits to members who use non-contracted health care providers.  PPO members who use contracted health care providers receive a preferred benefit, typically in the form of lower co-payments or deductibles.  As employers and employees have demanded more choice, managed care plans have developed hybrid products that combine elements of both HMO and PPO plans.

The amount of our net patient revenue under managed care contracts is anticipated to be approximately $5 billion for our continuing operations in 2004. A majority of our managed care contracts are “evergreen” contracts. Evergreen contracts extend automatically every year, but may be renegotiated or terminated by either party after giving 90 to 120 days notice. In the past several years, we have renewed or renegotiated over 90% of these agreements. National payers generate in excess of 40% of our total net managed care revenues, although these agreements are typically negotiated on a local or regional basis. The remainder comes from regional or local payers.

Generally, managed care plans prefer fixed, predictable rates in their contracts with health care providers.  Managed care plans seeking to pay fixed and predictable rates frequently pay for hospital services on a capitation, DRG or per diem basis. Capitation is the least common of the three fixed payment methods.  Under capitation, the hospital is paid a fixed amount per HMO member each month for all the hospital care of a specific group of members. Managed care plans also pay hospitals a fixed fee based upon the DRG assigned to each patient.  The DRG is a health care industry code that is based upon the patients’ diagnosis at time of discharge.

HMOs and PPOs may also reimburse hospitals on a “per day” or “per diem” basis.  Under a per diem payment arrangement, the hospital is reimbursed a fixed amount for every day of hospital care delivered to an HMO member.  Per diem payment arrangements generally represent less financial risk to a hospital than capitation payment arrangements because the amount paid varies with the number of days of care provided to each patient.  The financial risk of per diem agreements is further mitigated by the fact that most contracts with per diem payment arrangements also contain some form of “stop-loss” provision that allows for higher reimbursement rates in difficult medical cases where

38           TENET HEALTHCARE CORPORATION and subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the hospital’s billed charges exceed a certain threshold amount.  The majority of our managed care contracts are based on per diem payments with a stop-loss payment component as well.

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

SELF-PAY PATIENTS

Self-pay patients are patients who do not qualify for government payment programs such as Medicare and Medicaid, or who do not have some form of private insurance, and are, therefore, responsible for their own medical bills. We have seen an increase in the number of self-pay patients at our hospitals. Many of these patients are being admitted through the emergency department and require high acuity treatment. High acuity treatment is more costly to provide and, therefore, results in above-average billings, which are the least collectible of all accounts. We believe this trend is due to a combination of broad economic factors, including reductions in state Medicaid budgets, increasing numbers of individuals and employers who choose not to purchase insurance, and an increased burden of co-payments and deductibles to be made by patients instead of insurers.

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

Over the longer term, several other initiatives we have previously announced and begun to implement should also help address this emerging challenge. For example, our Compact, which is discussed above, is enabling us to offer lower rates to uninsured patients who historically have been charged standard gross charges.

TENET HEALTHCARE CORPORATION and subsidiaries  39

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We provide care without charge to certain patients and, for other charity care patients who meet certain financial or economic criteria, we discount the amount of gross charges whereby the amount billed is substantially lower than our established charges.  Our policy is to not pursue collection of amounts determined to qualify as charity care; accordingly, we do not report them in net operating revenues or in operating expenses.  For the three and nine months ended September 30, 2004, $139 million and $429 million, respectively, in charity care was excluded from operating revenues and operating expenses compared to $212 million and $570 million in the corresponding periods in 2003.

40           TENET HEALTHCARE CORPORATION and subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following tables provide a summary of our net operating revenues, operating expenses and operating income (loss) from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and nine months ended September 30, 2003 and 2004:

	Three Months ended
	September 30
	2003	2004	Change	% Change
	(in millions)
Net operating revenues:
General hospitals	$2,455	$2,379	$(76)	(3.1%)
Other operations	65	61	(4)	(6.2%)

Net operating revenues	2,520	2,440	(80)	(3.2%)
Operating expenses:
Salaries and benefits	1,045	1,078	33	3.2%
Supplies	395	423	28	7.1%
Provision for doubtful accounts	413	253	(160)	(38.7%)
Other operating expenses	552	557	5	0.9%
Depreciation	88	93	5	5.7%
Amortization	4	6	2	50.0%
Impairment of long-lived assets and goodwill, and restructuring charges	15	2	(13)	(86.7%)
Costs of litigation and investigations	253	10	(243)	(96.0%)
Operating income (loss)	$(245)	$18	$263	(107.3%)

	Three Months ended September 30
	2003	2004
Net operating revenues:	(% of net operating revenues)
General hospitals	97.4%	97.5%
Other operations	2.6%	2.5%

Net operating revenues	100.0%	100.0%
Operating expenses:
Salaries and benefits	41.5%	44.2%
Supplies	15.7%	17.3%
Provision for doubtful accounts	16.4%	10.4%
Other operating expenses	21.9%	22.8%
Depreciation	3.5%	3.8%
Amortization	0.2%	0.2%
Impairment of long-lived assets and goodwill, and restructuring charges	0.6%	0.1%
Costs of litigation and investigations	10.0%	0.4%

Operating income (loss)	(9.8%)	0.8%

TENET HEALTHCARE CORPORATION and subsidiaries  41

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months ended
	September 30
	2003	2004	Change	% Change
	(in millions)
Net operating revenues:
General hospitals	$7,490	$7,366	$(124)	(1.7%)
Other operations	238	178	(60)	(25.2%)

Net operating revenues	7,728	7,544	(184)	(2.4%)
Operating expenses:
Salaries and benefits	3,222	3,274	52	1.6%
Supplies	1,198	1,285	87	7.3%
Provision for doubtful accounts	852	1,018	166	19.5%
Other operating expenses	1,606	1,683	77	4.8%
Depreciation	270	273	3	1.1%
Amortization	15	16	1	6.7%
Impairment of long-lived assets and goodwill, and restructuring charges	324	33	(291)	(89.8%)
Costs of litigation and investigations	327	29	(298)	(91.1%)
Loss from early extinguishment of debt	-	5	5	100.0%
Operating loss	$(86)	$(72)	$14	(16.3%)

	Nine Months ended September 30
	2003	2003
	(% of net operating revenues)
Net operating revenues:
General hospitals	96.9%	97.6%
Other operations	3.1%	2.4%

Net operating revenues	100.0%	100.0%
Operating expenses:
Salaries and benefits	41.7%	43.4%
Supplies	15.5%	17.0%
Provision for doubtful accounts	11.0%	13.5%
Other operating expenses	20.8%	22.3%
Depreciation	3.5%	3.6%
Amortization	0.2%	0.2%
Impairment of long-lived assets and goodwill, and restructuring charges	4.2%	0.4%
Costs of litigation and investigations	4.2%	0.4%
Loss from early extinguishment of debt	-	0.1%
Operating loss	(1.1%)	(0.9%)

42           TENET HEALTHCARE CORPORATION and subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net operating revenues of our general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (primarily rental income and income from services such as cafeteria, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations consist primarily of revenues from (1) physician practices, (2) rehabilitation hospitals, long-term care facilities, and a specialty hospital — all of which are located on or near the same campuses as our general hospitals, and (3) equity in earnings of unconsolidated affiliates.

Net operating revenues from our other operations were $65 million and $61 million for the three months ended September 30, 2003 and 2004, respectively.   For the nine months ended September 30, 2003 and 2004, net operating revenues from our other operations were $238 million and $178 million, respectively.  This reduction was primarily attributable to Broadlane, Inc. (a 47% affiliate, effective June 28, 2003) no longer being consolidated.

Total operating margins (the ratio of operating income (loss) to net operating revenues) increased from (9.8%) for the quarter ended September 30, 2003 to 0.8% for the quarter ended September 30, 2004.  Net cash provided by operating activities for the nine months ended September 30, 2004 decreased by $512 million compared to the prior year period.  The increase in operating margins was primarily attributable to the increase in provision for doubtful accounts (see Note 2) and higher costs of litigation and investigations in 2003.  The decline in cash provided by operating activities was primarily attributable to reduced earnings and the payment of litigation settlements.

The table below shows the pretax and after-tax impact from continuing operations of (1) additional provisions for doubtful accounts, (2) hurricanes, (3) impairment of long-lived assets and goodwill, (4) restructuring charges, (5) costs of litigation and investigations, and (6) loss from early extinguishment of debt for the three and nine-month periods ended September 30, 2003 and 2004:

	Three Months ended		Nine Months ended
	September 30		September 30
	2003	2004	2003	2004
	(in millions, except per-share amounts)

Additional provisions for doubtful accounts	$(167)	$-	$(167)	$(198)
Impact of hurricanes	-	(12)	-	(12)
Impairment of long-lived assets and goodwill	(1)	-	(225)	-
Restructuring charges	(14)	(2)	(99)	(33)
Costs of litigation and investigations	(253)	(10)	(327)	(29)
Loss from early extinguishment of debt	-	-	-	(5)

Pretax impact	$(435)	$(24)	$(818)	$(277)

After-tax impact	$(265)	$(15)	$(531)	$(171)

Diluted per-share impact of the above items	$(0.57)	$(0.03)	$(1.14)	$(0.37)
Diluted loss per share from continuing operations, including above items	$(0.44)	$(0.11)	$(0.50)	$(0.43)

TENET HEALTHCARE CORPORATION and subsidiaries  43

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below shows certain selected historical operating statistics for our continuing general hospitals:

	Three Months ended September 30				Nine Months ended September 30
			Increase				Increase
	2003	2004	(Decrease)		2003	2004	(Decrease)

Number of hospitals (at end of period)	68	70	2	(1)	68	70	2	(1)
Licensed beds (at end of period)	17,905	18,090	1.0%		17,905	18,090	1.0%
Average licensed beds	17,933	18,106	1.0%		17,970	18,026	0.3%
Net inpatient revenues (in millions)(2)	$1,625	$1,597	(1.7%)		$4,990	$4,966	(0.5%)
Net outpatient revenues (in millions)(2)	$799	$751	(6.0%)		$2,403	$2,298	(4.4%)
Admissions	174,461	170,713	(2.1%)		527,554	522,891	(0.9%)
Equivalent admissions(3)	246,254	241,830	(1.8%)		740,297	734,483	(0.8%)
Average length of stay (days)	5.1	5.1	-	(1)	5.2	5.2	-	(1)
Patient days	881,546	877,620	(0.4%)		2,726,370	2,713,169	(0.5%)
Equivalent patient days(3)	1,234,422	1,231,594	(0.2%)		3,793,029	3,780,108	(0.3%)
Net inpatient revenue per patient day	$1,843	$1,820	(1.2%)		$1,830	$1,830	-
Net inpatient revenue per admission	$9,314	$9,355	0.4%		$9,459	$9,497	0.4%
Net outpatient revenue per visit	$539	$561	4.1%		$535	$529	(1.1%)
Utilization of licensed beds(4)	53.4%	52.7%	(0.7%)	(1)	55.6%	54.9%	(0.7%)	(1)
Outpatient visits	1,481,465	1,339,354	(9.6%)		4,489,489	4,345,573	(3.2%)

(1)	The change is the difference between 2003 and 2004 amounts shown.
(2)	Net inpatient revenues and net out patient revenues are components of net operating revenues.
(3)

Equivalent admissions/patient days represents actual admissions/patient days adjusted to include outpatient and emergency room services by multiplying actual admissions/patient days by the sum of gross in patient revenues and outpatient revenues and dividing the result by gross inpatient revenues.

(4)	Utilization of licensed beds represents patient days divided by average licensed beds divided by number of days in the period.

The table below shows certain selected historical operating statistics for our continuing general hospitals on a same-hospital basis (excluding USC Kenneth Norris Jr. Cancer Hospital, acquired in December 2003, and St. Francis Hospital-Bartlett and Centennial Medical Center, which both opened in June 2004):

	Three Months ended September 30			Nine Months ended September 30
			Increase			Increase
	2003	2004	(Decrease)	2003	2004	(Decrease)
Net inpatient revenues (in millions)	$1,625	$1,581	(2.7%)	$4,990	$4,929	(1.2%)
Net outpatient revenues (in millions)	$799	$730	(8.6%)	$2,403	$2,249	(6.4%)
Average licensed beds	17,933	17,838	(0.5%)	17,970	17,874	(0.5%)
Admissions	174,461	169,337	(2.9%)	527,554	520,029	(1.4%)
Average length of stay (days)	5.1	5.1	-	5.2	5.2	-
Patient days	881,546	870,893	(1.2%)	2,726,370	2,697,722	(1.1%)
Net inpatient revenue per patient day	$1,843	$1,815	(1.5%)	$1,830	$1,827	(0.2%)
Net inpatient revenue per admission	$9,314	$9,336	0.2%	$9,459	$9,478	0.2%
Net outpatient revenue per visit	$539	$556	3.2%	$535	$525	(1.9%)
Outpatient visits	1,481,465	1,313,535	(11.3%)	4,489,489	4,281,806	(4.6%)

44         TENET HEALTHCARE CORPORATION and subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Patient days, admissions and outpatient visits were lower during the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003 by 0.4%, 2.1%, and 9.6%, respectively.  We believe the following factors are contributing to the decline in our inpatient and outpatient volume levels: (a) loss of volume to competing health care providers, (b) physician attrition, (c) managed care contract negotiations or terminations, and (d) the negative impact from recent hurricanes in the southeastern United States.  Our inpatient and outpatient volume levels were also impacted by the sale or closure of certain home health agencies, hospices, clinics, and skilled nursing and rehabilitation units.

Net inpatient revenues were down approximately $28 million or 1.7% during the quarter ended September 30, 2004 compared to last year’s quarter.  Net inpatient revenue per patient day during the quarter ended September 30, 2004 compared to the prior year quarter was down 1.2% and net inpatient revenue per admission was up marginally 0.4%.  Net inpatient revenues were impacted by an increase in our Indemnity, Self-Pay and Other payer category, which primarily consists of self-pay revenue.  Self-pay revenue generates higher revenue per patient day and per admission because self-pay patients have historically been charged standard gross charges.  This payer-mix shift is partially offset by the fact that many of our hospitals began to phase in the discounting components of the Compact during the second and third quarters of this year.   Under the Compact, the discount offered to uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time self-pay accounts are recorded.  During the quarter ended September 30, 2004, there were approximately $56 million in discounts recorded on inpatient self-pay accounts under the Compact.  Net inpatient revenues were also negatively impacted by a decline in our managed care revenues.  Managed care stop-loss payments decreased from approximately $165 million during the quarter ended September 30, 2003 to approximately $146 million during the quarter ended September 30, 2004.  Stop-loss revenue has declined due to conversion of payment methodologies during contract negotiations.  It has been our objective to modify payment methodologies with key payers to reflect a more predictable yield, which is less dependent on stop-loss payments, with stronger increases in base rates.  In addition, we have also seen a shift in our managed care mix to more national payers whose contract terms generate lower yields than national averages.  We anticipate that this shift in mix will continue.

Net outpatient revenues decreased approximately $48 million or 6.0% during the quarter ended September 30, 2004 compared to last year’s quarter.  Net outpatient revenues were also impacted by the fact that many of our hospitals began to phase in the discounting components of the Compact during the second and third quarters of this year.  During the quarter ended September 30, 2004, approximately $52 million in discounts were recorded on outpatient self-pay accounts under the Compact.  As previously mentioned, outpatient visits decreased 9.6% compared to the prior year quarter due primarily to the sale or closure of certain home health agencies, hospices and clinics during the current year.  These businesses typically generate a lower revenue per visit amount than other outpatient services, which resulted in a greater proportional decline in outpatient visits than net outpatient revenue.

SALARIES AND BENEFITS

Salaries and benefits expense as a percentage of net operating revenues was 41.5% in the quarter ended September 30, 2003 compared to 44.2% in the quarter ended September 30, 2004.  This

TENET HEALTHCARE CORPORATION and subsidiaries  45

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increase can be attributed to the wage and benefit pressures created by the current nursing shortage in many of our markets, state-mandated nurse-staffing ratios, standard merit increases for our employees, increased health and other benefit costs, increased labor union activity at certain of our hospitals, and our lower net operating revenues as described above.  In particular, a decline in patient volumes increases the percentage as a result of certain fixed staffing costs that are not reduced when volumes decrease.

Approximately 19% of our employees were represented by labor unions at September 30, 2004.  As union activity continues to increase at our hospitals, our salaries and benefits expense is likely to increase more rapidly than our net operating revenues. Last year, we entered into agreements with the Service Employees International Union and the American Federation of Federal, State, County and Municipal Employees with respect to all of our California hospitals and two hospitals in Florida, and with the California Nurses Association with respect to all of our California hospitals. The agreements are expected to streamline the organizing and contract-negotiation processes, with minimal impact on and disruption to patient care, if our hospital employees choose to organize into collective bargaining units. The agreements also provide a framework for pre-negotiated salaries and benefits at these hospitals.

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

Salaries and benefits expenses includes compensation costs for stock-based compensation awards of approximately $33 million and $25 million for the three-month periods ended September 30, 2003 and 2004, respectively.

The quarter ended June 30, 2003 includes approximately $25 million of charges related to a change in the discount rate used to value an unfunded executive retirement plan.

SUPPLIES

Supplies expense as a percentage of net operating revenues was 15.7% for the three months ended September 30, 2003 and 17.3% for the three months ended September 30, 2004.  This increase is principally attributable to higher cardiovascular, pharmaceutical and orthopedic supply costs, and lower net operating revenues as described above.

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

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts as a percentage of net operating revenues was 16.4% for the three months ended September 30, 2003 and 10.4% for the three months ended September 30, 2004.

We provide for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value.  We estimate this allowance based on the aging of certain of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer category, and other relevant factors.

Our policy is to attempt to collect amounts due from patients, including co-payments and deductibles due from patients with insurance, at the time of service while complying with all federal and state laws and regulations, including, but not limited to, the Emergency Medical Treatment and Labor Act (“EMTALA”).  Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay.  Therefore, until the legally required medical screening examination is complete and stabilization of the patient has begun, we do not verify the patient’s insurance, if any.  In non-emergency circumstances or for elective procedures and services, it is our policy, when appropriate, to verify insurance prior to a patient being treated.

During the quarter ended September 30, 2003, we recorded additional provisions for doubtful accounts of $167 million for continuing operations to write down our patient accounts receivable to their estimated net realizable value.   The additional charge consisted of two components: (1) the effect of accelerating the write-down of self-pay accounts, and (2) the effect of re-evaluating the historical collection patterns for self-pay and managed care accounts receivable in light of trends at that time.

This additional charge to increase the provision for doubtful accounts resulted primarily from an adverse change in our business mix as admissions of uninsured and underinsured patients grew at an escalating rate.  We believe this trend was due to a combination of broad economic factors, including unemployment levels, reductions in state Medicaid budgets, increasing numbers of individuals and employers who choose not to purchase insurance, and the increasing burden of co-payments and deductibles to be made by patients instead of insurers.  Additionally, many of these patients, who delay or do not seek routine medical care because of the costs, are being admitted through the emergency department and often require more costly care, resulting in higher billings, which are the least collectible of all accounts.

Historically, our in-house collection agency had collected approximately 17 cents of each dollar of gross charges of self-pay accounts assigned to it.  Collections on these types of accounts subsequently declined to a rate of approximately 12 cents on the dollar.  Accordingly, during the third quarter of 2003, we changed our accounts receivable evaluation process to give more weight to the most recent 12 months of collection experience.  Collection trends continue to be evaluated by us and adjusted periodically.

Approximately 22% of the additional $167 million charge in the third quarter of 2003 related to changes in the collectibility of managed care accounts receivable.  We were experiencing and continue to experience significant payment pressure from managed care companies (which pressure is

TENET HEALTHCARE CORPORATION and subsidiaries  47

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

exacerbated by disputes with certain managed care companies, primarily in California) concerning substantial amounts of past billings.  We aggressively pursue collection of these accounts receivable using all means at our disposal, including arbitration and litigation, but we may not be successful.

During the quarter ended June 30, 2004, we further modified our process for estimating and writing down all existing self-pay accounts (and all future self-pay accounts receivable when they are recorded) to their net realizable value, resulting in an additional provision for doubtful accounts in the amount of $198 million for continuing operations.  This change in how we estimate the net realizable value of self-pay accounts was primarily attributable to the continued increase in numbers of uninsured and underinsured patients.

Our Compact is designed to offer managed care-style discounts to most uninsured patients, which enables us to offer lower rates to those patients who historically have been charged standard gross charges.  A significant portion of those charges had previously been written down in our provision for doubtful accounts.  Under the Compact, the discount offered to uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time the self-pay accounts are recorded and should reduce our provision for doubtful accounts in the future.  On February 19, 2004, the Secretary of Health and Human Services confirmed that hospitals can provide discounts for uninsured patients, which allows us to implement our discount plan in accordance with state law.   The discounts for uninsured patients began to be phased in during the second quarter of this year at many of our hospitals and will be in effect at most of our hospitals by the end of this year.  We are evaluating and addressing legal and other issues that may limit our ability to implement the discounting components of the Compact at our hospitals in Texas.

During the quarter ended September 30, 2004, there were $108 million of discounts recorded as contractual allowances on self-pay accounts under the Compact.  Prior to implementation of the Compact, a large portion of these discounts would have been recognized in our provision for doubtful accounts.

In addition, we have seen our managed care bad debt increase as a result of ongoing managed care payment delays and disputes.

Accounts receivable days outstanding from continuing operations decreased from 67 days at December 31, 2003 to 56 days at September 30, 2004.   This decrease is primarily attributable to the additional provisions for doubtful accounts recorded during the second quarter of 2004 as described above.  This amount is calculated as our accounts receivable from continuing operations on that date divided by our net operating revenues from continuing operations for the quarter divided by the number of days in the quarter.

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

•

Implementation of our plan to consolidate certain of our hospitals’ billing and collection activities in regional business offices, which started during 2003, is on track and is expected to improve receivables performance once fully executed by 2005.

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

•	The standardization of patient accounting systems will also allow us to obtain more useful operations data and provide better tools to more promptly diagnose and address business mix shifts.

OTHER OPERATING EXPENSES

Other operating expenses as a percentage of net operating revenues was 21.9% for the three months ended September 30, 2003 and 22.8% for the three months ended September 30, 2004.  This increase is primarily attributable to lower net operating revenues as described above, partially offset by a $14 million decrease in malpractice expense.  Included in other operating expenses is malpractice expense of $69 million and $55 million for the three-month periods ended September 30, 2003 and 2004, respectively.  For the corresponding nine-month periods, malpractice expense was approximately $189 million and $218 million, respectively.  The increase in malpractice expense reflects costs associated with (1) adverse loss development and (2) a change in the maturity composite rate that resulted from a change in our claims payment patterns, which resulted in an increase in our professional liability reserves.  We continue to experience unfavorable pricing and limited availability trends in the professional and general liability insurance markets and increases in the size of claim settlements and awards in this area. We expect these trends to continue unless pricing for insurance becomes favorable and settlement and award amounts decrease.

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

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the periods June 1, 2000 through May 31, 2001, and June 1, 2001 through May 31, 2002, the policies written by Hospital Underwriting Group provided a maximum of $50 million of coverage for each policy period. As of September 30, 2004, Hospital Underwriting Group’s retained reserves for losses for the policy period ended May 31, 2001 were substantially close to reaching $50 million and for the policy period ended May 31, 2002, the retained reserves for losses reached the $50 million limit.  However, the $50 million coverage limit for these years is based on paid claims, for which the coverage limits have not been exhausted and the policies remain in effect.  If the $50 million maximum amount is exhausted in either of these periods, we will be responsible for the first $25 million per occurrence for any subsequent claim paid that was applicable to the exhausted policy period before any excess insurance coverage would apply.

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

In addition to the reserves recorded by the above insurance subsidiaries, we maintain self-insured retention reserves based on actuarial estimates for the portion of our professional liability risks, including incurred but not reported claims, for which we do not have insurance coverage (i.e., self-insured retentions). Reserves for losses and related expenses are estimated using expected loss-reporting patterns and are discounted to their present value under a risk-free rate approach using a Federal Reserve 10-year maturity composite rate of 3.9% at September 30, 2003 and a Federal Reserve 7-year maturity composite rate of 3.8% at September 30, 2004 based on our claims payout period.  A shorter maturity composite rate was used beginning in the second quarter of 2004 as a result of a review of the claims payment history that indicated cases were being settled in a shorter time period. If actual payments of claims materially exceed projected estimates of claims, our financial position, results of operations or cash flows could be materially adversely affected.

Also included in other operating expenses in the three-month and nine-month periods ended September 30, 2004 is $11 million and $27 million, respectively, of net gains on sales of equipment and other assets, including a net gain of approximately $18 million from our previously announced sale of certain home health agencies and hospices in the quarter ended June 30, 2004.

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL, AND RESTRUCTURING CHARGES

During the three months ended September 30, 2003 and 2004, we recorded impairment and restructuring charges of $15 million and $2 million, respectively, consisting principally of

50         TENET HEALTHCARE CORPORATION and subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

restructuring costs in connection with our previously announced plans to reduce our operating expenses.

During the nine months ended September 30, 2004, we recorded restructuring charges of $33 million, consisting of $19 million in employee severance costs, $8 million in non-cash stock option modification costs related to terminated employees, and $6 million in contract termination and other costs.  We will incur additional restructuring costs as we move forward with our restructuring plans and may incur asset impairment charges in future periods if estimates of future cash flows change.

During the nine months ended September 30, 2003, we recorded impairments of long-lived assets and goodwill, and restructuring charges totaling $324 million.  Goodwill impairment charges of $187 million related to the consolidation of our operating divisions from three to two, which we announced on March 10, 2003.  Because of this restructuring of our operating divisions and regions, along with a realignment of our executive management team and other factors, our goodwill “reporting units” (as defined under SFAS No. 142, Goodwill and Other Intangible Assets) changed.  Prior to the restructuring, the reporting units consisted of our three divisions; following the restructuring, they consisted of five regions.  Because of the change in reporting units, we performed a goodwill impairment evaluation as of March 31, 2003, resulting in the above impairment charge related to our Central-Northeast region.  Impairment charges of $38 million related to the write-down of long-lived assets to their estimated fair values, primarily at two hospitals. We recognized impairment charges at these hospitals because our estimates of future cash flows from these assets indicated that the carrying amounts of the assets, or groups of assets, were not fully recoverable from estimated future cash flows.  Restructuring charges totaled $99 million and consisted of $58 million in employee severance, benefits and relocation costs, $36 million in non-cash stock option modification costs related to terminated employees, $16 million in contract termination and consulting costs, and an $11 million reduction in reserves for restructuring charges recorded in prior periods.  These restructuring costs were all incurred in connection with our previously announced plans to reduce our operating expenses.

COSTS OF LITIGATION AND INVESTIGATIONS

Costs of litigation and investigations for the three-month and nine-month periods ended September 30, 2004 were $10 million and $29 million, respectively, and consisted primarily of miscellaneous settlements and costs to defend us against a number of lawsuits and investigations arising primarily after October 2002. These costs have abated significantly from the $282 million recorded in the year ended December 31, 2003, but we have no assurance that they will not increase again in the future. Costs of litigation and investigations were $253 million and $327 million for the three-month and nine-month periods ended September 30, 2003, respectively, which included an additional charge of $244 million recorded in September 2003 for an award of contract damages to a former executive.  This award was subsequently reduced in December 2003, and the final award of $163.3 million was paid in March 2004.  Also included is the $54 million settlement related to Redding Medical Center, which was recorded in June 2003 and paid in August 2003.

NET GAIN ON SALE OF SUBSIDIARY COMMON STOCK AND LONG-TERM INVESTMENTS

The $6 million net gain in the nine-month period ended September 30, 2004 relates primarily to sales of investments in various health care ventures.  The $9 million net gain in the nine-month period ended September 30, 2003 relates to our sale of a portion of our common stock in Broadlane, Inc.

TENET HEALTHCARE CORPORATION and subsidiaries  51

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

Our obligations to make future cash payments under contracts, such as debt and lease agreements, and contingent commitments, such as debt guarantees and standby letters of credit, as of September 30, 2004 are summarized in the table below:

		Years ending December 31					Later
	Total	2004	2005	2006	2007	2008	Years
	(in millions)

Long-term debt	$4,608	$24	$16	$292	$214	$4	$4,058
Capital lease obligations	31	2	2	2	18	1	6
Long-term operating leases	790	45	165	150	144	112	174
Standby letters of credit and guarantees	261	228	7	7	4	3	12
Total	$5,690	$299	$190	$451	$380	$120	$4,250

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

Capital expenditures were $366 million in the nine months ended September 30, 2004, including $79 million related to the construction of our two new hospitals in Texas and Tennessee, compared to $563 million in the corresponding period in 2003, which included $48 million related to the construction of the two new hospitals.

Our capital expenditures primarily relate to the design and construction of new buildings, expansion and renovation of existing facilities, including amounts to comply with applicable laws and regulations, equipment and systems additions and replacements, introduction of new medical technologies, construction of new hospitals, and various other capital improvements.

We estimate that our capital expenditures for the year ending December 31, 2004 will be approximately $600 million, including approximately $50 million for our systems standardization and business office consolidation projects and approximately $85 million for the construction of the two new hospitals in Texas and Tennessee that opened in June 2004.  For the year ending December 31, 2005, we anticipate capital expenditures of approximately $500 million.  Estimated capital

52         TENET HEALTHCARE CORPORATION and subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

expenditures include approximately $4 million in 2004 and $7 million in 2005 of the estimated $300 million required to meet the California seismic requirements by 2012 for our California facilities that will remain after all planned divestitures, based upon the most recent information available and independent review by an outside consultant.

We are currently involved in significant investigations and legal proceedings. (See Part II, Item 1, Legal Proceedings for a description of these matters.) Although we cannot presently determine the timing or the amounts of any potential liabilities resulting from the ultimate resolutions of these investigations and lawsuits, we will incur significant costs in defending them and their outcomes could require us to incur additional debt or other financing and could have a material adverse effect on our liquidity, financial position or results of operations.

SOURCES AND USES OF CASH

Our liquidity for the nine-month period ended September 30, 2004 was derived primarily from existing cash on hand, the sale of new senior notes, proceeds from sales of facilities and net cash provided by operating activities. For the prior-year period, our liquidity was derived primarily from the sales of senior notes and net cash provided by operating activities.

Net cash provided by operating activities for the nine months ended September 30, 2004 was $208 million compared to net cash provided by operating activities of $720 million in the prior-year period. The principal reasons for the decline were reduced earnings and payment of litigation settlements in 2004, partially offset by higher income tax payments in 2003.

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

The maturities of $3.6 billion of our long-term debt occur between the years ending December 31, 2011 and December 31, 2014.  An additional $450 million is not due until 2031. We have no significant long-term debt becoming due until 2006.

Proceeds from the sales of hospitals and other assets during the nine months ended September 30, 2004 aggregated $295 million. The estimated proceeds from actual and anticipated hospital sales in 2004 and any tax benefit associated with such sales should further bolster our liquidity. However, we do not expect to realize in cash a significant portion of the potential proceeds from such tax benefits until mid-2005.

In 2003, we established an escrow account (using $96 million of proceeds from hospital sales) dedicated to funding costs associated with completing construction at certain of our hospitals.  The balance in the escrow account at December 31, 2003 was $88 million.  During the nine months ended September 30, 2004, we utilized $76 million of these funds for construction purposes and released $12 million of unexpended funds, which were used for general corporate purposes, including the funding of capital expenditures.

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

At September 30, 2004, we had approximately $222 million of letters of credit outstanding under the bank credit agreement, but no cash borrowings were outstanding. We had approximately $1.3 billion in cash on hand at September 30, 2004.

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

LIQUIDITY

We believe that existing cash on hand, the sales of facilities, future cash provided by operating activities, the availability of credit under the credit agreement, and, depending on capital market conditions, other borrowings and sales of equity or debt securities should be adequate to meet known debt-service requirements. It should also be adequate to finance planned capital expenditures and other presently known operating needs over the next three years. However, our cash needs, financial position or results of operations could be materially affected by the various uncertainties discussed in this section and the impact of potential judgments and settlements addressed in Part II, Item 1, Legal Proceedings.

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

OFF-BALANCE-SHEET ARRANGEMENTS

We have no off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors, except for $261 million of standby letters of credit and guarantees as of September 30, 2004 (shown in the Cash Requirements table of Liquidity and Capital Resources).

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

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

patients covered by Medicare, Medicaid, managed care and other health plans, and uninsured patients under the Compact).

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost-based revenues, which were more prevalent in earlier periods, and certain other payments, which are based on the hospitals’ cost reports, are estimated using historical trends and current factors. Cost report settlements under these programs are subject to audit by Medicare and Medicaid auditors and administrative and judicial review, and it can take several years until final settlement of such matters are completely resolved. Because the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates we record could change by material amounts. Adjustments for valuation allowance and prior-year cost report settlements increased revenues in the nine months ended September 30, 2003 by $12 million and decreased revenues by $42 million in the nine months ended September 30, 2004.

Prior to the fourth quarter of 2003, we recorded estimates for contractual allowances and cost report settlements based on amounts generated from information accumulated from various accounting and information systems. Adjustments to these accruals were generally made upon the final settlement of Medicare and Medicaid cost reports. In the fourth quarter of 2003, we completed the implementation of a new system and estimation process for recording Medicare net revenue and estimated cost report settlements. This resulted in a refinement in recording the accruals to more closely reflect the expected final settlements on our cost reports. For filed cost reports, we now record the accrual based on those cost reports and subsequent activity, and record a valuation allowance against those cost reports based on historical settlement trends. The accrual is now recorded based on estimates of what we expect to report on the filed cost reports and a corresponding valuation allowance is recorded as previously described. Cost reports must be filed generally within five months after the end of the annual cost report reporting period. After the cost report is filed, the accrual may be adjusted accordingly.

Revenues under managed care health plans are based primarily on payment terms involving predetermined rates per diagnosis, per diem rates, discounted fee-for-service rates, stop-loss payment provisions and/or other similar contractual arrangements. These revenues also are subject to review and possible audit by the payers.

During the quarter ended June 30, 2004, we began to phase in the discounting components of the Compact at many of our hospitals; the discounting components will be in effect at most of our hospitals by the end of this year.  Under the Compact, the discount offered to uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time the self-pay accounts are recorded.  We are evaluating and addressing legal and other issues that may limit our ability to implement the discounting components of the Compact at our hospitals in Texas.

We believe that adequate provision has been made for any adjustments that may result from final determination of amounts earned under all the above arrangements. We are not aware of any material claims, disputes or unsettled matters with any payers for which we have not adequately provided in the accompanying condensed consolidated financial statements.

56         TENET HEALTHCARE CORPORATION and subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR DOUBTFUL ACCOUNTS

We provide for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value.  We estimate this allowance based on the aging of certain of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer category, and other relevant factors.

Our policy is to attempt to collect amounts due from patients, including co-payments and deductibles due from patients with insurance, at the time of service while complying with all federal and state laws and regulations, including, but not limited to, EMTALA.  Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay.  Therefore, until the legally required medical screening examination is complete and stabilization of the patient has begun, we do not verify the patient’s insurance, if any.  In non-emergency circumstances or for elective procedures and services, it is our policy, when appropriate, to verify insurance prior to a patient being treated.

During the quarter ended September 30, 2003, we recorded additional provisions for doubtful accounts in the amount of $212 million, of which $167 million was for continuing operations and $45 million was for discontinued operations, to write down our patient accounts receivable to their estimated net realizable value.   The additional charge consisted of two components: (1) the effect of accelerating the write-down of self-pay accounts, and (2) the effect of re-evaluating the historical collection patterns for self-pay and managed care accounts receivable in light of the trends at that time.

This additional charge to increase the provision for doubtful accounts resulted primarily from an adverse change in our business mix as admissions of uninsured and underinsured patients grew at an escalating rate.  We believe this trend was due to a combination of broad economic factors, including unemployment levels, reductions in state Medicaid budgets, increasing numbers of individuals and employers who choose not to purchase insurance, and the increasing burden of co-payments and deductibles to be made by patients instead of insurers.  Additionally, many of these patients, who delay or do not seek routine medical care because of the costs, are being admitted through the emergency department and often require more costly care, resulting in higher billings, which are the least collectible of all accounts.

Historically, our in-house collection agency had collected approximately 17 cents of each dollar of gross charges of self-pay accounts assigned to it.  Collections on these types of accounts subsequently declined to a rate of approximately 12 cents on the dollar.  Accordingly, during the third quarter of 2003, we changed our accounts receivable evaluation process to give more weight to the most recent 12 months of collection experience.  Collection trends continue to be evaluated by us and adjusted periodically.

Approximately 20% of the additional $212 million charge in the third quarter of 2003 related to changes in the collectibility of managed care accounts receivable.  We were experiencing and continue to experience significant payment pressure from managed care companies (which pressure is exacerbated by disputes with certain managed care companies, primarily in California) concerning substantial amounts of past billings.  We aggressively pursue collection of these accounts receivable using all means at our disposal, including arbitration and litigation, but we may not be successful.

During the quarter ended June 30, 2004, we further modified our process for estimating and writing down all existing self-pay accounts (and all future self-pay accounts receivable when they are

TENET HEALTHCARE CORPORATION and subsidiaries  57

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

recorded) to their net realizable value, resulting in an additional provision for doubtful accounts in the amount of $254 million, of which $198 million was for continuing operations and $56 million was for discontinued operations.  This change in how we estimate the net realizable value of self-pay accounts was primarily attributable to the continued increase in numbers of uninsured and underinsured patients.

Our Compact is designed to offer managed care-style discounts to most uninsured patients, which enables us to offer lower rates to those patients who historically have been charged standard gross charges.  A significant portion of those charges had previously been written down in our provision for doubtful accounts.  Under the Compact, the discount offered to uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time the self-pay accounts are recorded and should reduce our provision for doubtful accounts in the future.  On February 19, 2004, the Secretary of Health and Human Services confirmed that hospitals can provide discounts for uninsured patients, which allows us to implement our discount plan in accordance with state law.   The discounts for uninsured patients began to be phased in during the second quarter of this year at many of our hospitals and will be in effect at most of our hospitals by the end of this year.  We are evaluating and addressing legal and other issues that may limit our ability to implement the discounting components of the Compact at our hospitals in Texas.

During the quarter ended September 30, 2004, there were $108 million of discounts recorded as contractual allowances on self-pay accounts under the Compact.  Prior to implementation of the Compact, a large portion of these discounts would have been recognized in our provision for doubtful accounts.

ACCRUALS FOR GENERAL AND PROFESSIONAL LIABILITY RISKS

We insure substantially all of our professional and comprehensive general liability risks in excess of self-insured retentions through insurance subsidiaries. (See Note 7.) Risks in excess of these retentions are reinsured with major independent insurance companies.

We record reserves for claims when they are probable and reasonably estimable. We maintain reserves, which are based on actuarial estimates by an independent third party, for the portion of our professional liability risks, including incurred but not reported claims, to the extent we do not have insurance coverage (i.e., self-insured retentions). Reserves for losses and related expenses are estimated using expected loss-reporting patterns and are discounted to their present value under a risk-free rate approach using a Federal Reserve 10-year maturity composite rate of 3.9% at September 30, 2003 and a Federal Reserve 7-year maturity composite rate of 3.8% at September 30, 2004 based on our claims payout period.  A shorter maturity composite rate was used beginning in the second quarter of 2004 as a result of a review of the claims payment history that indicated cases were being settled in a shorter time period.  If actual payments of claims materially exceed projected estimates of claims, our financial position, results of operations or cash flows could be materially adversely affected.

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

We evaluate our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows. However, there is an evaluation performed at least

58         TENET HEALTHCARE CORPORATION and subsidiaries

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

In July 2004, we consolidated our operating regions from five to four in an effort to continue streamlining our operational structure as we build our future around 69 hospitals.  Our four regions are California, Central Northeast-Southern States, Florida-Alabama and Texas-Gulf Coast.

Because of the consolidation of our regions, our goodwill “reporting units,” as defined under SFAS No. 142, changed.  We performed a goodwill impairment evaluation during the quarter ended September 30, 2004, which did not result in an additional goodwill impairment charge.

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

TENET HEALTHCARE CORPORATION and subsidiaries  59

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

FORWARD-LOOKING STATEMENTS

The information in this Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements represent management’s current belief, based on currently available information, as to the outcome and timing of future events. They involve known and unknown risks, uncertainties and other factors—many of which we are unable to predict or control—that may cause our actual results, performance or achievements, or health care industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the following:

•	Changes in the Medicare and Medicaid programs, including modifications to patient eligibility requirements or the method of calculating payments or reimbursements.

•	Any removal or exclusion of us, or one or more of our subsidiaries’ hospitals, from participation in Medicare, Medicaid or other federal health care programs.

•	The ability to enter into managed care provider arrangements on acceptable terms.

•	The outcome of known and unknown litigation, government investigations, and liabilities and other claims asserted against us.

•	Competition.

•	Changes in, or our ability to comply with, laws and governmental regulations.

60         TENET HEALTHCARE CORPORATION and subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Changes in business strategy or development plans.

•	Our ability to satisfactorily and timely collect our patient accounts receivable, particularly in light of increasing numbers of underinsured and uninsured patients.

•	Settlement of professional liability claims and the availability of professional liability insurance coverage at current levels.

•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care.

•	General economic and business conditions, both nationally and regionally.

•	Demographic changes.

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

When considering forward-looking statements, you should keep in mind the foregoing risk factors and other cautionary statements in this Form 10-Q. Should one or more of the risks and uncertainties described above or elsewhere in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety, and, therefore, disclaim any resulting liability for potentially related damages.

All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

TENET HEALTHCARE CORPORATION and subsidiaries  61

PART I. FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2004, there were no borrowings under our five-year revolving credit agreement. If we do borrow under that agreement, we will be exposed to variable interest rate changes. Substantially all of our other debt is fixed rate.  We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features. We had no significant long-term, market-sensitive investments. Our market risk associated with our investments in debt securities classified as a current asset is substantially mitigated by the frequent turnover of the portfolio. We have no affiliation with partnerships, trusts or other entities (sometimes referred to as special-purpose or variable-interest entities) whose purpose is to facilitate off-balance-sheet financial transactions or similar arrangements. Thus, we have no exposure to the financing, liquidity, market or credit risks associated with such entities.

62         TENET HEALTHCARE CORPORATION and subsidiaries

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

We recognize that, where appropriate, our interests may be best served by resolving certain matters without litigation. To that end, we have been and continue to be engaged in general discussions with federal law enforcement agencies regarding the possibility of reaching a non-litigated resolution of certain outstanding issues with the federal government.  We are not able to predict whether such a resolution will in fact occur on any terms, project a timeline for resolution or quantify the economic impact of any non-litigated resolution; therefore, we have not recorded reserves for such a resolution. However, if we do reach a non-litigated resolution, we would expect the resolution to be significant and require us to incur additional debt or other financing.  If a non-litigated resolution does not occur, we will continue to defend ourselves vigorously against claims and lawsuits.  As stated above, any resolution of significant claims against us, whether as a result of litigation or negotiation, could have a material adverse impact on our liquidity, financial position or results of operations.

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

Currently pending legal proceedings and investigations that are not in the ordinary course of business are principally related to the subject matters set forth below. Where specific amounts are sought in any pending legal proceeding, those amounts are disclosed.  For all other matters, where the possible

64         TENET HEALTHCARE CORPORATION and subsidiaries

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

loss or range of loss is reasonably estimable, an estimate is provided.  Where no estimate is provided, the possible amount of loss is not reasonably estimable at this time. We undertake no obligation to update the following disclosures for any new developments.

PHYSICIAN RELATIONSHIPS

We and certain of our subsidiaries are under heightened scrutiny with respect to our hospitals’ relationships with physicians.  We believe that all aspects of our relationships with physicians are potentially under review. Proceedings in this area may be criminal, civil or both.

United States v. Weinbaum, Tenet HealthSystem Hospitals, Inc., Alvarado Hospital Medical Center, Inc. and Nazaryan, Case No. 03CR1587L (U.S. District Court for the Southern District of California, Fourth Superseding Indictment filed July 22, 2004)

On June 5, 2003, a federal grand jury in San Diego, California returned an eight-count indictment against Barry Weinbaum, the chief executive officer of Alvarado Hospital Medical Center, Inc., a hospital owned by one of our subsidiaries and located in San Diego. The indictment alleged conspiracy to violate the federal anti-kickback statute and included substantive counts alleging the payment of illegal remuneration related to physician relocation, recruitment and consulting agreements.

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

All of the defendants have pleaded not guilty.  Trial proceedings commenced on October 20, 2004 in U.S. District Court in San Diego. If convicted, the two defendant subsidiaries would be subject to monetary penalties and exclusion from participation in the Medicare program and other federal and state health care programs.

TENET HEALTHCARE CORPORATION and subsidiaries  65

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Southern California Investigations

On July 3, 2003, we and several of our subsidiaries received administrative subpoenas from the U.S. Attorney’s Office for the Central District of California seeking documents from 1997 to 2003 related to physician relocation agreements at seven Southern California hospitals owned by our subsidiaries during that period, as well as summary information about physician relocation agreements related to all of our hospital subsidiaries. Specifically, the subpoenas, issued in connection with a criminal investigation, seek information from us, three intermediary corporate subsidiaries and subsidiaries that own or owned the following Southern California hospitals: Centinela Hospital Medical Center in Inglewood, Daniel Freeman Memorial Hospital in Inglewood, Daniel Freeman Marina Hospital in Marina del Rey, John F. Kennedy Memorial Hospital in Indio, Brotman Medical Center in Culver City, Encino-Tarzana Regional Medical Center in Encino and Tarzana, and Century City Hospital in Los Angeles. We are cooperating with the government with respect to this investigation.

Physician arrangements at three of these hospitals—Century City Hospital, Brotman Medical Center and Encino-Tarzana Regional Medical Center—are also the subject of an ongoing federal civil investigation.

In addition, we are cooperating with the U.S. Attorney’s Office in Los Angeles regarding its investigation into physician agreements, coronary procedures and billing practices at three hospitals in Southern California—Centinela Hospital Medical Center, Daniel Freeman Memorial Hospital and USC University Hospital.  We have received a number of voluntary document requests from the government seeking information from 1998 to June 2004 concerning various aspects of this investigation.

Women’s Cancer Center

In April 2003, we received an administrative subpoena duces tecum from the Office of the Inspector General (“OIG”) of the U.S. Department of Health and Human Services seeking documents relating to any agreements with the Women’s Cancer Center, a physician’s group not owned by us practicing in the field of gynecologic oncology, and certain physicians affiliated with that group. The subpoena seeks documents from us as well as four California hospitals—Community Hospital of Los Gatos, Doctors Medical Center of Modesto, San Ramon Regional Medical Center and St. Luke Medical Center in Pasadena (which is now closed)—and Lake Mead Hospital Medical Center in North Las Vegas, Nevada (which was sold effective February 1, 2004).  We are cooperating with the government with respect to this investigation.

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

66         TENET HEALTHCARE CORPORATION and subsidiaries

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

El Paso Investigation

On January 23, 2004, we learned that the OIG had issued subpoenas to various physicians who have financial arrangements with our hospitals in El Paso, Texas. The subpoenas request documents relating to financial arrangements between these physicians and us or our subsidiaries. On March 3, 2004, as anticipated, we received from the Civil Division of the U.S. Department of Justice a request for documents in connection with this inquiry. We are cooperating with the government with respect to this matter.

New Orleans Investigation

On July 30, 2004, we received a subpoena from the U.S. Attorney’s Office in New Orleans, Louisiana requesting documents relating to physician relationships and financial arrangements at three New Orleans area hospitals—Memorial Medical Center, Kenner Regional Medical Center and St. Charles General Hospital.  We are cooperating with the government with respect to this matter.

St. Louis

On August 3, 2004, we received a voluntary request from the U.S. Attorney’s Office in St. Louis, Missouri seeking documents relating to physician relocation agreements entered into from 1994 to August 2004 at four hospitals we own in the St. Louis area—Saint Louis University Hospital, Forest Park Hospital, Des Peres Hospital and Saint Alexius Hospital, Jefferson Campus (formerly SouthPointe Hospital)—as well as Twin Rivers Regional Medical Center in Kennett, Missouri, which we sold in November 2003.  We are cooperating with the government with respect to this matter.

San Ramon Regional Medical Center

On August 31, 2004, we received a subpoena from the U.S. Attorney’s Office in San Francisco, California requesting documents relating to medical directorships entered into from January 1, 2000 to August 31, 2004 at San Ramon Regional Medical Center in San Ramon, California, as well a small number of physician relocation agreements at that hospital.  We are cooperating with the government with respect to this matter.

PRICING

We and certain of our subsidiaries are currently subject to government investigations and civil lawsuits arising out of pricing strategies at facilities owned by our subsidiaries.

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

68         TENET HEALTHCARE CORPORATION and subsidiaries

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 24, 2003, after the court overruled most of our demurrers to plaintiffs’ First Amended and Consolidated Complaint, plaintiffs in the coordinated California action filed a Second Amended and Consolidated Class Action and Representative Complaint against us and all of our California hospitals on behalf of plaintiffs and a purported class consisting of certain uninsured, self-insured and Medicare patients who allegedly paid excessive or unfair prices for prescription drugs or medical products or procedures at hospitals or other medical facilities owned by us or our subsidiaries. The complaint asserts claims for violation of California’s unfair competition law, violation of California’s Consumers’ Legal Remedies Act, breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. Plaintiffs seek to enjoin us from continuing the alleged unfair pricing policies and practices, and to recover all sums wrongfully obtained by those policies and practices, including compensatory damages, punitive damages, restitution, disgorgement of profits, treble damages, and attorneys’ fees and costs. On January 20, 2004, we answered the Second Amended and Consolidated Complaint and filed counterclaims against the majority of the named plaintiffs for failure to pay the outstanding balances on their respective patient bills. The case is currently in the class discovery phase, with plaintiffs’ motion for class certification due to be filed on November 1, 2004.

In addition, a similar class action entitled Wade v. Tenet Healthcare Corporation, et al., No. Ct-000250-03, was filed in Circuit Court in Memphis, Tennessee on January 15, 2003. The complaint asserts claims for violation of the Tennessee Consumer Protection Act, unjust enrichment, fraudulent concealment, declaratory relief and breach of contract. These claims are based on allegations that we excessively inflated our charges for medical products, medical services and prescription drugs at our hospitals. Plaintiffs seek compensatory and punitive damages, attorneys’ fees, and equitable and other relief. On April 28, 2003, we filed a motion to dismiss the complaint. On November 13, 2003, the court accepted our challenges to the sufficiency of the complaint and granted plaintiffs leave to amend to allege certain matters with more specificity. Plaintiffs filed an amended complaint on March 12, 2004. In response to plaintiffs’ amended complaint, we plan to file a motion to dismiss and a motion for summary judgment.

On March 31, 2003, we were served with a similar class action in Louisiana, entitled Jordan, et al. v. Tenet Healthcare Corp., et al., No 591 374, Civil District Court, Jefferson Parish. The class action complaint alleged that the seven Louisiana hospitals owned by our subsidiaries charged excessive amounts for prescription drugs, medical services and medical products. The complaint asserted claims for violation of the Louisiana Unfair Trade Practice and Consumer Protection Law, and sought on behalf of the alleged class an accounting, injunctive relief, restitution, compensatory damages, and attorneys’ fees and costs. The Jordan action was dismissed with prejudice by the court on statute of limitations grounds. A nearly identical action, Wright v. Tenet Healthcare Corp., et al., No. 2003 6262, Civil District Court, Orleans Parish, was filed on April 22, 2003. The court granted defendant’s exception to the Wright complaint for failure to state a cause of action and gave plaintiff 30 days to amend her petition. On November 14, 2003, plaintiff filed an amended petition, alleging claims against us under the Louisiana Unfair Practices Act, as well as claims for unjust enrichment, fraud and misrepresentation. A third class action was filed in Louisiana on May 5, 2003, entitled Miranda v. Tenet Louisiana, Tenet Healthcare Corp., No. 03 6893, Civil District Court, Orleans Parish. The class action complaint, filed on behalf of all uninsured and partially insured residents of Louisiana who were treated at hospitals affiliated with us in Louisiana since February 1, 1999, alleges that the hospitals charged excessive prices for health care and pharmaceuticals. Plaintiff asserts claims for

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

A similar class action, filed May 16, 2003 and entitled Garcia v. Tenet Healthcare Corp., et al., No. 03 008646 CA 18b, Broward County, is pending in Florida.  Plaintiffs allege, on behalf of themselves and a purported class of uninsured and partially insured patients, that we and/or our affiliated hospitals charged excessive and unlawful prices for medical products, services and pharmaceuticals. The complaint alleges a violation of Florida’s Deceptive and Unfair Trade Practices Act and also asserts claims for unfair competition and unjust enrichment, and seeks damages, attorneys’ fees, and injunctive and other equitable relief.  We filed a motion to dismiss the complaint, which was heard on April 29, 2004.  As of October 25, 2004, the court had not yet ruled on the motion.

A similar class action was filed on June 19, 2003 in South Carolina, entitled Comer v. Tenet Healthcare Corporation, No 03-CP-46-1688, Court of Common Pleas, Sixth Judicial Circuit, York County.  The action has been amended and renamed Atherton v. Tenet Healthcare Corp. & AMISUB of South Carolina, Case No. 03-CP-46-1688. The amended complaint alleges, on behalf of plaintiffs and all “uninsured or self-pay patients” treated at Piedmont Medical Center in York County, South Carolina since January 1, 1997, that the charges at Piedmont Medical Center are excessive and in breach of a contract between York County and the defendant and trustees of the hospital to limit charges at the hospital. In addition to this breach of contract claim, plaintiffs also have alleged claims for unjust enrichment and implied contract for value of goods and services received and seek compensatory and punitive damages, injunctive and other relief. We filed a motion for summary judgment on all claims, which was heard on March 1, 2004. On March 29, 2004, the court granted our motion for summary judgment in its entirety as to all claims asserted by plaintiff.  On May 10, 2004, plaintiffs appealed the trial court’s summary judgment ruling to the Court of Appeals of the State of South Carolina. A decision in the appeal is not expected until 2005.

A second similar class action was filed in South Carolina on September 13, 2004, entitled Grubb v. Tenet South Carolina, Inc. d/b/a Hilton Head Regional Medical Center, East Cooper Regional Medical Center and Piedmont Medical Center, No 04-CP-07-1660, Court of Common Pleas, Fourteenth Judicial Circuit, Beaufort County.  The plaintiff purports to bring this action on behalf of himself and all uninsured patients who received treatment from Tenet South Carolina hospitals and were charged an undiscounted rate during a period of three years prior to the commencement of the action, and “uninsured patients who will receive medical treatment from any of these hospitals in the future.” Plaintiff alleges three causes of action for breach of contract, unjust enrichment, and declaratory and injunctive relief, and seeks compensatory and other damages, restitution, an injunction, attorneys’ fees, and other relief.  The action has been removed to the U.S. District Court for South Carolina, where we filed a motion to dismiss on October 22, 2004.

Two additional similar class actions were filed in the Court of Common Pleas, Charleston County, South Carolina on October 7, 2004, entitled Robert A. Singletary, Sr. v. Tenet HealthSystem Medical, Inc., etc., No. 04-CP-10-4212, and Allen Singletary, Jr. v. Tenet HealthSystem Medical Inc., etc., No. 04-CP-10-4211.  In each case, the plaintiffs purport to bring the action on behalf of themselves and all other patients of the defendant who did not receive a statutory discount to which plaintiffs and class

70         TENET HEALTHCARE CORPORATION and subsidiaries

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

members were allegedly entitled under S.C. Code Ann. § 38-71-120.  More specifically, the Allen Singletary action is asserted on behalf of uninsured patients who would be entitled to the discount; the Robert Singletary case is asserted on behalf of insured patients allegedly eligible for the discount.  These lawsuits are virtually identical to actions that have been filed against various hospitals throughout South Carolina.  The construction of the state statute at issue will be a matter of first impression.

A similar class action was filed on December 17, 2003 in Pennsylvania, entitled Wright v. Tenet Healthcare Corp., No. 002365, Court of Common Pleas, Philadelphia County, on behalf of all Pennsylvania residents who allegedly paid unlawful or unfair prices for prescription drugs or medical products or procedures at hospitals or other medical facilities owned by us and/or our subsidiaries. The complaint alleges causes of action for violation of the Pennsylvania Unfair Trade Practices Act, breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment, and seeks damages, restitution, injunctive relief and attorneys’ fees.  We filed a motion to dismiss the action on February 26, 2004. In response, plaintiff filed an amended complaint and, subsequently, filed a motion for leave to amend to add a new plaintiff and several additional defendant entities. Plaintiff’s second amended complaint was filed on June 28, 2004.  The second amended complaint adds a new representative plaintiff to the putative class and adds as defendants seven Philadelphia hospitals that were affiliated with us during the relevant time period and their parent corporation, Tenet HealthSystem Philadelphia, Inc.  Plaintiffs voluntarily dismissed from the case Tenet HealthSystem HealthCorp. and Tenet HealthSystem Hospitals.  We filed preliminary objections to the second amended complaint on July 22, 2004, which are scheduled to be heard on November 18, 2004.

A similar class action was filed on August 24, 2004 in Texas, entitled Fernandez v. Park Plaza Hospital and Tenet Healthcare Corporation, No. 2004-45486, District Court of Harris County.  The complaint is brought on behalf of a purported class of uninsured patients and alleges causes of action for violation of the Texas Deceptive Trade Practices Act, breach of contract, unjust enrichment, and breach of the duty of good faith and fair dealing.  The complaint alleges that the defendants charge uninsured patients unreasonable or unconscionable rates that are significantly higher than those paid by insured patients for the same services.  On behalf of the purported class, the plaintiff seeks declaratory and injunctive relief, compensatory and punitive damages, restitution and disgorgement, and attorneys’ fees.

Managed Care Insurance Disputes

We and our subsidiaries are also engaged in disputes with a number of managed care plans concerning charges at facilities owned by our subsidiaries and the impact of those charges on stop-loss and other payments. These disputes involve substantial amounts of accounts receivable owed to our subsidiaries’ facilities, as well as claims by the managed care plans for alleged overcharges, and the disputes are in various stages, from negotiation to litigation.

TENET HEALTHCARE CORPORATION and subsidiaries  71

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

SECURITIES AND SHAREHOLDER MATTERS

In Re Tenet Healthcare Corporation Securities Litigation, Case No. CV-02-8462-RSWL (U.S. District Court, Central District of California, Consolidated Amended Complaint filed May 23, 2003)

From November 2002 through January 2003, 20 securities class action lawsuits were filed against us and certain of our officers and directors in the U.S. District Court for the Central District of California and the Southern District of New York on behalf of all persons or entities who purchased our securities during the various class periods specified in the complaints. All of these actions have been consolidated under the above-listed case number in the U.S. District Court for the Central District of California. The procedures of the Private Securities Litigation Reform Act apply to these cases.

On February 10, 2003, the State of New Jersey was appointed “lead” plaintiff in the consolidated actions and its counsel, the law firm of Schiffrin & Barroway, was appointed as lead class counsel.

On January 15, 2004, after the court granted in November 2003 defendants’ motion to dismiss plaintiffs’ first amended complaint for failure to plead fraud with particularity, plaintiffs filed their second amended complaint. The named defendants are Tenet Healthcare Corporation, Jeffrey Barbakow, David Dennis, Thomas Mackey, Raymond Mathiasen, Barry Schochet and Christi Sulzbach. The claims in the second amended complaint are (1) securities fraud under Section 10(b) of and Rule 10b-5 under the Securities Exchange Act of 1934 (the “Exchange Act”), (2) control person liability pursuant to Section 20(a) of the Exchange Act, (3) insider trading under Section 10(b) of and Rule 10b-5 under the Exchange Act, (4) making false statements in registration statements for our debt offerings under Section 11 of the Securities Act of 1933, and (5) control person liability pursuant to Section 15 of the Securities Act. Plaintiffs allege that we and the individual defendants made or were responsible for false and misleading statements concerning our receipt of Medicare outlier payments and allegedly medically unnecessary heart surgeries at our hospital in Redding, California, Redding Medical Center. Plaintiffs have not specified an amount of monetary damages. Defendants’ motions to dismiss were filed on March 1, 2004.

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

On July 6, 2004, all defendants filed answers to the second amended complaint denying all allegations of wrongdoing, setting forth various affirmative defenses and denying any liability for any and all of the causes of action set forth. On October 13, 2004, the State of New Jersey filed a motion to certify the class, which motion is scheduled to be heard on November 22, 2004. In the meantime, discovery has commenced, and the court has set May 2, 2006 as the date the jury trial will begin.

72         TENET HEALTHCARE CORPORATION and subsidiaries

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Shareholder Derivative Actions

(1)	In re Tenet Healthcare Corporation Derivative Litigation, Lead Case No. 01098905 (California Superior Court, Santa Barbara County); and

(2)	In re Tenet Healthcare Corporation Derivative Litigation, Case No. CV-03-0011 RSWL (U.S. District Court, Central District of California).

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

On June 17, 2004, the court, following a motion by the lead plaintiff to lift the stay, ordered that documents produced in the federal derivative action be produced to the plaintiff upon its request and at its expense.  Also on June 17, 2004, the court denied defendants’ motion to strike the lead plaintiff’s writ of mandate seeking documents and discovery under California Corporations Code Section 1601, and ordered us and the plaintiff to meet and confer regarding a discovery referee to determine the permissible scope of plaintiff’s inspection.  The action otherwise remains stayed until further order of the court.  The next case management conference is scheduled for January 27, 2005.

In addition to the derivative litigation pending in the California Superior Court, four derivative cases have also been filed in federal court. These four cases have been consolidated in the U.S. District Court for the Central District of California. Dr. Bernard Stern, North Border Investments and the City

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

On May 24, 2004, the court heard all motions to dismiss and granted them in part and denied them in part.  As to defendant Barbakow, the court denied the motion to dismiss the claims for alleged violations of Sections 10(b) and 14(a) of and Rules 14a-9 and 10b-5 under the Exchange Act.  The court further denied defendant Barbakow’s motion to dismiss plaintiffs’ claims for breach of fiduciary duty, common law insider trading and misappropriation, unjust enrichment, waste of corporate assets, common law indemnification and abuse of control.  The court granted defendant Barbakow’s motion to dismiss the claim for contribution under Section 10(b) of the Exchange Act.  As to all other defendants, the court granted the motions to dismiss in their entirety.

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

On July 14, 2004, all defendants moved to dismiss the third amended complaint.  After a hearing held on September 13, 2004, the court entered an order denying the motions to dismiss as to all claims except one; the court dismissed with prejudice the claim for insider trading and misappropriation against defendants Bratter, Cloud, DeWald, Focht, Honeycutt, Kerrey and Korn.   The matter will thus proceed with the following claims against the following defendants:   (1) alleged breach of fiduciary duty against defendants Barbakow, Bratter, Cloud, DeWald, Focht, Honeycutt, Kerrey, Korn, Mackey,

74         TENET HEALTHCARE CORPORATION and subsidiaries

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Mathiasen and Sulzbach, (2) alleged insider trading and misappropriation in violation of the common law against defendants Barbakow, Mackey, Mathiasen and Sulzbach, (3) alleged unjust enrichment against defendants Barbakow, Mackey, Mathiasen and Sulzbach, (4) alleged violations of Section 10(b) of and Rule 10b-5 under the Exchange Act against defendant Barbakow and (5) alleged violations of Section 14(a) of and Rule 14a-9 under the Exchange Act against defendants Barbakow, Bratter, Cloud, DeWald, Focht, Honeycutt, Kerrey and Korn.

Defendants’ filed answers to the third amended complaint on October 20, 2004.

SEC Investigation

The Securities and Exchange Commission (“SEC”) initiated a formal investigation of us and certain of our current and former directors and officers, whom the SEC did not specifically identify, by order dated April 22, 2003. The confidential investigation concerns whether our disclosures in our financial reports of outlier reimbursements and stop-loss payments under managed care contracts were misleading or otherwise inadequate, and whether there was any improper trading in our securities by certain of our current and former directors and officers.  The securities law provisions implicated include Sections 10(b) and 17(a) of the Exchange Act, Rules 12b-20, 13a-1 and 13a-13 under the Exchange Act, and regulations associated with those statutes and rules.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

America Inc.  Redding Medical Center, Inc., our subsidiary that formerly owned the hospital, retained substantially all of its pre-closing liabilities.

Civil Litigation

Included actions:

(1)	Dahlgren v. Chae Moon, M.D., et al., Case No. 147330 (California Superior Court, Shasta County, filed November 15, 2002);

(2)	Josefsson v. Chae Moon, M.D., et al., Case No. 147273 (California Superior Court, Shasta County, filed November 8, 2002);

(3)	Morrell v. Chae Moon, M.D., et al., Case No. 147271 (California Superior Court, Shasta County, filed November 8, 2002);

(4)	Reed v. Chae Moon, M.D., et al., Case No. 147391 (California Superior Court, Shasta County, filed November 22, 2002);

(5)	Smath v. Chae Moon, M.D., et al., Case No. 147433 (California Superior Court, Shasta County, filed November 27, 2002);

(6)	Corapi v. Chae Moon, M.D., et al., Case No. 147223 (California Superior Court, Shasta County, filed November 27, 2002);

(7)	California Foundation for Independent Living Centers v. Tenet Healthcare Corporation, et al., Case No. 147610 (California Superior Court, Shasta County, filed December 27, 2002);

(8)	Baker v. Chae Moon, M.D., et al., Case No. 148326 (California Superior Court, Shasta County, filed March 19, 2003);

(9)	Bacani v. Chae Moon, M.D., et al., Case No. 148675 (California Superior Court, Shasta County, filed May 1, 2003);

(10)	Fitzgerald, et al. v. Chae Moon, M.D., et al., Case No. 148676 (California Superior Court, Shasta County, filed May 1, 2003);

(11)	Garcia v. Chae Moon, M.D., et al., Case No. 148710 (California Superior Court, Shasta County, filed May 5, 2003);

(12)	Garwood v. Chae Moon, M.D., et al., Case No. 148709 (California Superior Court, Shasta County, filed May 5, 2003);

(13)	Hunt, E. v. Chae Moon, M.D., et al., Case No. 148677 (California Superior Court, Shasta County, filed May 1, 2003);

(14)	Kenney v. Chae Moon, M.D., et al., Case No. 148678 (California Superior Court, Shasta County, filed May 1, 2003);

(15)	Keys v. Chae Moon, M.D., et al., Case No. 148679 (California Superior Court, Shasta County, filed May 1, 2003);

(16)	Kirk, et al. v. Chae Moon, M.D., et al., Case No. 148681 (California Superior Court, Shasta County, filed May 1, 2003);

76         TENET HEALTHCARE CORPORATION and subsidiaries

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(17)	Newson v. Chae Moon, M.D., et al., Case No. 148683 (California Superior Court, Shasta County, filed May 1, 2003);

(18)	Thompson et al. v. Chae Moon, M.D., et al., Case No. 148723 (California Superior Court, Shasta County, filed May 7, 2003);

(19)	Adams, et al. v. Tenet Healthcare Corp., et al., Case No. 149024 (California Superior Court, Shasta County, filed June 12, 2003);

(20)	Alvarez, et al. v. Tenet Healthcare Corp., et al., Case No. 149063 (California Superior Court, Shasta County, filed June 16, 2003);

(21)	Baldini, et al. v. Tenet Healthcare Corp., et al., Case No. 149025 (California Superior Court, Shasta County, filed June 12, 2003);

(22)	Handel, et al. v. Tenet Healthcare Corp., et al., Case No. 149064 (California Superior Court, Shasta County, filed June 16, 2003);

(23)	Wooten, et al. v. Tenet Healthcare Corp., et al., Case No. 148633 (California Superior Court, Shasta County, filed April 28, 2003);

(24)	Hunt, S. v. Tenet Healthcare Corp., et al., Case No. 148283 (California Superior Court, Shasta County, filed March 18, 2003);

(25)	Zamora v. Tenet Healthcare Corp., et al., Case No. 149510 (California Superior Court, Shasta County, filed August 11, 2003);

(26)	Ford v. Chae Moon, et al., Case No. 149809 (California Superior Court, Shasta County, filed September 17, 2003);

(27)	Burton, et al. v. Tenet Healthcare Corporation, et al., Case No. 148703 (California Superior Court, Shasta County, filed May 5, 2003);

(28)	Calistro, et al. v. Tenet Healthcare Corporation, et al., Case No. 148705 (California Superior Court, Shasta County, filed May 5, 2003);

(29)	Gately, et al. v. Tenet Healthcare Corporation, et al., Case No. 148932 (California Superior Court, Shasta County, filed June 3, 2003);

(30)	Ogram v. Tenet Healthcare Corporation, et al., Case No. 148704 (California Superior Court, Shasta County, filed May 5, 2003);

(31)	Roope v. Chae Moon, et al., Case No. 148247 (California Superior Court, Shasta County, filed March 14, 2003);

(32)	Dillard, et al. v. Chae Moon, et al., Case No. 150217 (California Superior Court, Shasta County) (originally filed on January 31, 2003 in Sacramento County, then transferred);

(33)	Gill v. Chae Moon, et al., Case No. 151163 (California Superior Court, Shasta County) (originally filed on February 25, 2003 in Sacramento County, then transferred);

(34)	Harrison, et al. v. Chae Moon, et al., Case No. 149411 (California Superior Court, Shasta County, filed July 30, 2003);

TENET HEALTHCARE CORPORATION and subsidiaries  77

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(35)	Leaf, et al. v. Chae Moon, et al., Case No. 150222 (California Superior Court, Shasta County) (originally filed on February 10, 2003 in Sacramento County, then transferred);

(36)	Parker v. Chae Moon, et al., Case No. 151178 (California Superior Court, Shasta County) (originally filed on March 10, 2003 in Sacramento County, then transferred);

(37)	Shrader, et al. v. Chae Moon, et al., Case No. 149062 (California Superior Court, Shasta County, filed June 16, 2003);

(38)	Wigley v. Chae Moon, et al., Case No. 151183 (California Superior Court, Shasta County) (originally filed on March 10, 2003 in Sacramento County, then transferred);

(39)	Hooper, et al. v. Tenet Healthcare Corporation, et al., Case No. 150560 (California Superior Court, Shasta County) (originally filed on September 5, 2003 in Sacramento County, then transferred);

(40)	Aduddell, et al. v. Tenet Healthcare Corp., et al., Case No. 148656 (California Superior Court, Shasta County, filed April 30, 2003);

(41)	Bontrager v. Tenet Healthcare Corp., et al., Case No. 148029 (California Superior Court, Shasta County, filed February 20, 2003);

(42)	Osborne v. Tenet Healthcare Corp., et al., Case No. 148027 (California Superior Court, Shasta County, filed February 20, 2003);

(43)	Stein v. Tenet Healthcare Corp., et al., Case No. 148028 (California Superior Court, Shasta County, filed February 20, 2003);

(44)	Alford, et al. v. Tenet Healthcare Corp., et al., Case No. 149320 (California Superior Court, Shasta County, filed July 18, 2003);

(45)	Kenzy, et al. v. Tenet Healthcare Corp., et al., Case No. 150162 (California Superior Court, Shasta County, filed December 23, 2003);

(46)	Waterman, et al. v. Tenet Healthcare Corp., et al., Case No. 149551 (California Superior Court, Shasta County, filed August 15, 2003);

(47)	Crocker v. Chae Moon, et al., Case No. 150106 (California Superior Court, Shasta County, filed October 21, 2003);

(48)	McQuillan v. Chae Moon, et al., Case No. 150104 (California Superior Court, Shasta County, filed October 21, 2003);

(49)	Almazan, et al. v. Tenet Healthcare Corp., et al., Case No. 149533 (California Superior Court, Shasta County, filed August 15, 2003);

(50)	Altic, et al. v. Tenet Healthcare Corp., et al., Case No. 149476 (California Superior Court, Shasta County, filed August 7, 2003);

(51)	Barber, E., et al. v. Tenet Healthcare Corp., et al., Case No. 149543 (California Superior Court, Shasta County, filed August 14, 2003);

(52)	Branscum, et al. v. Tenet Healthcare Corp., et al., Case No. 149475 (California Superior Court, Shasta County, filed August 7, 2003);

78         TENET HEALTHCARE CORPORATION and subsidiaries

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(53)	Eidson, et al. v. Tenet Healthcare Corp., et al., Case No. 149542 (California Superior Court, Shasta County, filed August 14, 2003);

(54)	Falcon, et al. v. Tenet Healthcare Corp., et al., Case No. 149540 (California Superior Court, Shasta County, filed August 14, 2003);

(55)	Glasgow, et al. v. Tenet Healthcare Corp., et al., Case No. 150126 (California Superior Court, Shasta County);

(56)	Hammerstaedt, et al. v. Tenet Healthcare Corp., et al., Case No. 150127 (California Superior Court, Shasta County);

(57)	Lee, et al. v. Tenet Healthcare Corp., et al., Case No. 149539 (California Superior Court, Shasta County, filed August 14, 2003);

(58)	Marich, et al. v. Tenet Healthcare Corp., et al., Case No. 149318 (California Superior Court, Shasta County, filed July 18, 2003);

(59)	Aguilera, et al. v. Tenet Healthcare Corp., et al., Case No. 150169 (California Superior Court, Shasta County);

(60)	Alexandre, et al. v. Tenet Healthcare Corp., et al., Case No. 149550 (California Superior Court, Shasta County, filed August 15, 2003);

(61)	Bradley v. Moon, M.D., et al., Case No. 147998 (California Superior Court, Shasta County, filed February 18, 2003);

(62)	Mitchell v. Moon, M.D., et al., Case No. 147997 (California Superior Court, Shasta County, filed February 18, 2003);

(63)	Holbrook, et al. v. Moon, M.D., et al., Case No. 150074 (California Superior Court, Shasta County, filed October 20, 2003);

(64)	Beem, et al. v. Tenet Healthcare Corp., et al., Case No. 150174 (California Superior Court, Shasta County, filed October 30, 2003);

(65)	Johnston, et al. v. Tenet Healthcare Corp., et al., Case No. 149920 (California Superior Court, Shasta County, filed October 2, 2003);

(66)	Prosser, et al. v. Tenet Healthcare Corp., et al., Case No. 150182 (California Superior Court, Shasta County, filed October 30, 2003);

(67)	Rogers v. Tenet Healthcare Corp., et al., Case No. 149918 (California Superior Court, Shasta County, filed October 1, 2003);

(68)	Wright, et al. v. Tenet Healthcare Corp., et al., Case No. 149919 (California Superior Court, Shasta County, filed October 1, 2003);

(69)	Reynolds v. Tenet Healthcare Corp., et al., Case No. 150756 (California Superior Court, Shasta County, filed January 20, 2004);

(70)	Boyd, et al. v. Redding Medical Center, et al., Case No. 149035 (California Superior Court, Shasta County, filed June 13, 2003);

TENET HEALTHCARE CORPORATION and subsidiaries  79

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(71)	Elking, et al. v. Tenet Healthcare Corp., et al., Case No. 149984 (California Superior Court, Shasta County, filed October 7, 2003);

(72)	Paul, et al. v. Chae Hyun Moon, M.D., et al., Case No. 146292 (California Superior Court, Shasta County);

(73)	Plassmeyer, et al. v. Tenet Healthcare Corp., et al., Case No. 151410 (California Superior Court, Shasta County, filed April 8, 2004);

(74)	Duffaut v. Tenet Healthcare Corp., et al., Case No. 151946 (California Superior Court, Shasta County, filed June 24, 2004); and

(75)	McCormick v. Tenet Healthcare Corp., et al., Case No. 151986 (California Superior Court, Shasta County, filed June 29, 2004).

These cases were filed following the announcement in October 2002 of the government’s investigation concerning whether two physicians, who were independent contractors with medical staff privileges at Redding Medical Center, may have performed medically unnecessary coronary procedures. We anticipate that plaintiffs’ counsel will proceed with cases on behalf of approximately 700 to 800 patients.

When first filed, many of the complaints alleged various claims including fraud, conspiracy to commit fraud, unfair and deceptive business practices in violation of California Business & Professions Code Section 17200, elder abuse, battery, negligence, wrongful death and intentional infliction of emotional distress. Although the specific claims varied from case to case, the complaints generally alleged that the physician defendants knowingly performed medically unnecessary coronary procedures on patients and that we knew or should have known that such medically unnecessary procedures were being performed. The complaints sought injunctive relief, restitution, disgorgement, and compensatory and punitive damages. We filed demurrers and motions to strike in response to the complaints. The court either sustained the demurrers in their entirety or plaintiffs voluntarily withdrew their original complaints.

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

As for action (7), the court similarly sustained the demurrers to plaintiff’s original complaint as well as to plaintiff’s first amended complaint with leave to amend. The court also struck plaintiff’s request for attorneys’ fees.  Plaintiff filed a second amended complaint to which we filed demurrers and a

80         TENET HEALTHCARE CORPORATION and subsidiaries

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

motion to strike.  On October 18, 2004, the court sustained our demurrers without leave to amend and granted our motion to strike.

All of the above actions are being coordinated for pretrial purposes in Shasta County, and most, but not all, of the above actions have been served on us.  A master complaint was filed on February 26, 2004, and subsequently adopted in most of the above actions.  A master answer and objections to the master complaint were filed on May 17, 2004.  Discovery has commenced. It is anticipated that the actions may proceed to trial beginning in July 2005.

We anticipate that additional cases with similar allegations may be filed and served.

California Qui Tam Action

State of California ex rel. John Corapi, et al. v. Tenet Healthcare Corporation, et al. (Shasta County Superior Court, filed under seal November 5, 2002)

This qui tam action was brought under California Insurance Code Section 1861.7, which allows “interested persons” to file sealed complaints for allegedly fraudulent billings to private insurers. The complaint generally alleges that false claims for payments were made to private insurers for allegedly medically unnecessary procedures performed at Redding Medical Center. Both the California Department of Insurance and the District Attorney have declined to intervene in this action.  The action was recently unsealed and, subsequently, was served on the defendants.

MEDICARE CODING

United States v. Tenet Healthcare Corp., et al, Case Nos. CV-03-206-GAF, CV-04-857-GAF and CV-04-859-GAF (U.S. District Court for the Central District of California, Second Amended Complaint filed February 6, 2004)

The U.S. Department of Justice, in conjunction with the OIG, has been investigating certain hospital billings to Medicare for inpatient stays reimbursed pursuant to diagnosis-related groups (“DRG”) 79 (pneumonia), 415 (operating room procedure for infectious and parasitic diseases), 416 (septicemia), and 475 (respiratory system diagnosis with mechanical ventilator). The investigation is believed to have stemmed initially from the government’s nationwide pneumonia “upcoding” initiative and focuses on 103 acute care hospitals owned or acquired by our subsidiaries during the period September 1992 through December 1998. On January 9, 2003, the government filed a lawsuit in the U.S. District Court for the Central District of California in regard to this matter, alleging violations of the federal False Claims Act and various common law theories of liability. The government seeks treble damages and other relief, including punitive damages. On November 19, 2003, the District Court (1) granted our motion to dismiss for failure to plead fraud with the requisite particularity, with leave to amend, (2) granted, in part, our motion to sever, with leave to amend, and (3) dismissed, with prejudice, the government’s claims for unjust enrichment, disgorgement and recoupment. Pursuant to the District Court’s order, on February 6, 2004, the government filed a Second Amended Complaint and two additional related complaints against us and various subsidiaries alleging successor liability for claims submitted by the hospitals’ prior owners. On July 17, 2004, we moved to dismiss Case No. CV-04-857-GAF, which alleges payment by mistake and other common law theories against certain hospitals for claims submitted to the Medicare program from September 6, 1992 to February 28, 1995, which was prior to our acquisition of such hospitals.  On July 19, 2004, we answered the

TENET HEALTHCARE CORPORATION and subsidiaries   81

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

remaining two complaints, Case Nos. CV-03-206-GAF and CV-04-859-GAF.  At a hearing held on September 27, 2004, the District Court took the motion to dismiss under submission, and, as of October 25, 2004, a ruling on that motion is still pending.  In the meantime, discovery has commenced and trial is set to begin March 6, 2007.

Desert Regional Medical Center Comprehensive Cancer Center

In April 2004, we received a voluntary document request from the U.S. Attorney’s Office for the Central District of California seeking, among other items, information from 1993 to April 12, 2004 about coding and billing practices at the Comprehensive Cancer Center at our Desert Regional Medical Center in Palm Springs, California. The request seeks specific information related to 353 patient records. Salick Health Care Inc. manages the Comprehensive Cancer Center. We have operated Desert Regional Medical Center since June 1997 under a long-term lease with the Desert Healthcare District.  We are cooperating with the document request.

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

Wage and Hour Actions

On September 28, 2004, the court granted our petition to coordinate two pending wage and hour actions, McDonough, et al. v. Tenet Healthcare Corporation and Tien v. Tenet Healthcare Corporation, in Los Angeles Superior Court.  The McDonough case was originally filed on June 24, 2003 in San Diego Superior Court and the Tien case was originally filed on May 21, 2004 in Los Angeles Superior Court.  We will now be defending in a single court this proposed class action lawsuit alleging that our hospitals violated certain provisions of the California Labor Code and applicable California Industrial Welfare Commission Wage Orders with respect to meal breaks, rest periods and the payment of one hour’s compensation for meal breaks or rest periods not taken.  The complaint in the Tien case also alleges that we have not included certain payments in the regular rate of pay that is used for purposes of calculating overtime, and that we have not paid a double time premium when employees work in excess of 12 hours in a day.  The Plaintiffs seek to certify this action on behalf of virtually all non-exempt employees of our California subsidiaries.

We will argue that certification of a class in the action is not appropriate because there are no uniform policies that fail to comply with the applicable Labor Code and Wage Orders.  To the contrary, since 2000, when the applicable California law regarding missed meal and rest periods first went into effect, we have implemented policies consistent with the law that are intended to ensure that (1) employees who miss a rest period or meal break on any given day are appropriately paid and (2) all appropriate forms of compensation are included in the regular rate for overtime calculations and all appropriate overtime premiums are paid.  In addition, it is our position that each of these claims must be addressed individually based on its particular facts and, therefore, should not be subject to class certification.

82         TENET HEALTHCARE CORPORATION and subsidiaries

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

People’s Health Network Investigation

In October 2003, People’s Health Network, or PHN, an unconsolidated New Orleans health plan management services provider in which one of our subsidiaries holds a 50% membership interest, received two subpoenas from the U.S. Attorney’s office in New Orleans seeking certain records from January 1, 1999 to October 9, 2003. The first subpoena, received October 3, 2003, seeks documents including articles of incorporation and bylaws, membership data, agendas and minutes of meetings, and policy manuals from PHN and additional documents related to several New Orleans-area independent physician associations that also hold membership interests in PHN. The second subpoena, received on October 14, 2003, seeks information on patients who were admitted to a rehabilitation unit and members for whom inpatient rehabilitation services were ordered, recommended or requested, and subsequently denied. On November 21, 2003, PHN received two additional subpoenas from the U.S. Attorney’s Office in New Orleans. One of the subpoenas to PHN seeks documents and information from January 1, 1999 to October 9, 2003 related to payments to and contractual matters related to physicians and others, as well as third-party reviews of denials of services. The second subpoena to PHN seeks various documents, including agendas, minutes, bylaws, membership data and policies, from June 1, 2002 to November 19, 2003, related to certain medical staff committees and other medical staff entities. On September 9, 2004, PHN received an additional subpoena from the U.S. Attorney’s Office in New Orleans seeking various documents, including medical policies and practice guidelines.

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

Centinela Home Health Care Investigation

On April 13, 2004, we received a voluntary document request from the U.S. Attorney’s Office for the Central District of California that primarily seeks information from January 1, 2003 to April 13, 2004 about the relationship between our Centinela Hospital Medical Center in Inglewood, California and Allied Homecare Consultants Inc., an independent home health placement service. We are cooperating with the request.

Retained Liabilities

We were notified in mid-2004 that subpoenas had been issued to the buyer of two of our former hospitals, Twin Rivers Regional Medical Center in Missouri and John W. Harton Regional Medical Center in Tennessee.  We retained certain liabilities in connection with the sale of these hospitals in November 2003.  The Twin Rivers subpoena seeks documents for the period from 1999 through 2003 pertaining to a number of cardiac care patients.  The Harton subpoena seeks a variety of documents, primarily financial, for the period from June 2000 through 2003.

On August 3, 2004, we received a voluntary request from the U.S. Attorney’s Office in St. Louis, Missouri seeking, among other things, documents regarding physician relocation agreements at four St. Louis area hospitals we currently own, as well as Twin Rivers Regional Medical Center.  The voluntary request also seeks additional information regarding certain admissions and medical procedures at Twin Rivers.  We are cooperating with the government with respect to this matter.

TENET HEALTHCARE CORPORATION and subsidiaries  83

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Internal Revenue Service

The Internal Revenue Service has completed an examination of our federal income tax returns for the fiscal years ended May 31, 1995, 1996 and 1997, and has issued a Revenue Agent’s Report in which it proposes to assess an aggregate tax deficiency for the three-year audit period of $157 million plus interest of approximately $136 million through September 30, 2004, before any federal or state tax benefit. The Revenue Agent’s Report contains several disputed adjustments, including the disallowance of a deduction for a portion of the civil settlement we paid to the federal government in June 1994 related to our discontinued psychiatric hospital business and a disputed adjustment with respect to the timing of the recognition of income for tax purposes pertaining to Medicare and Medicaid net revenues. We have filed a protest with the Appeals Division of the Internal Revenue Service. In the event that these issues cannot be resolved successfully with the Appeals Division, we may further appeal the findings by filing a petition for redetermination of a deficiency with the Tax Court or by filing a claim for refund in U.S. District Court or in the Court of Federal Claims. In order to file a claim for refund in U.S. District Court or in the Court of Federal Claims, all disputed taxes plus interest must be paid prior to filing the claim.  We believe we have adequately provided for all tax matters in dispute related to the Revenue Agent’s Report for the fiscal years ended May 31, 1995, 1996 and 1997 as of September 30, 2004.

The Internal Revenue Service has commenced an examination of our tax returns for the fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002.  We are not able to estimate the total amount, if any, that we might owe or pay upon the final resolution of these tax issues, nor are we able to estimate the timing of such resolution.

84         TENET HEALTHCARE CORPORATION and subsidiaries

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Medical Malpractice and Other Ordinary Course Matters

In addition to the matters described above, we are subject to claims and lawsuits in the ordinary course of business. The largest category of these relate to medical malpractice.  While most medical malpractice claims arise as separate legal actions, approximately 115 individual lawsuits filed by one law firm are pending in Palm Beach County Circuit Court against Palm Beach Gardens Medical Center in Florida. These lawsuits claim damages arising as a result of alleged postoperative infections.

TENET HEALTHCARE CORPORATION and subsidiaries  85

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBITS

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	(a)	Certification of Trevor Fetter, President and Chief Executive Officer

	(b)	Certification of Stephen D. Farber, Chief Financial Officer

(32)	Section 1350 Certifications of Trevor Fetter, President and Chief Executive Officer, and Stephen D. Farber, Chief Financial Officer

Note:  Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

86         TENET HEALTHCARE CORPORATION and subsidiaries

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tenet Healthcare Corporation
(Registrant)

Date: November 1, 2004	/s/ STEPHEN D. FARBER
Stephen D. Farber
Chief Financial Officer
(Principal Financial Officer)

Date: November 1, 2004	/s/ TIMOTHY L. PULLEN
Timothy L. Pullen
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

TENET HEALTHCARE CORPORATION and subsidiaries  87