Form 10-K
period 2004-12-31
TENET HEALTHCARE CORP
filed 2005-03-08
CIK 70318

Use these links to rapidly review the document
CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-7293

TENET HEALTHCARE CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada (State of Incorporation)	95-2557091 (IRS Employer Identification No.)
13737 Noel Road Dallas, TX 75240 (Address of principal executive offices, including zip code)
(469) 893-2200 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock	New York Stock Exchange and Pacific Stock Exchange
6 3/8% Senior Notes due 2011	New York Stock Exchange
6 1/2% Senior Notes 2012	New York Stock Exchange
7 3/8% Senior Notes due 2013	New York Stock Exchange
9 7/8% Senor Notes due 2014	New York Stock Exchange
6 7/8% Senior Notes due 2031	New York Stock Exchange

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        As of June 30, 2004, there were 466,135,031 shares of common stock outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the Registrant as of June 30, 2004, based on the closing price of the Registrant's shares on the New York Stock Exchange, was approximately $3,992,023,369. For the purpose of the foregoing calculation only, all directors and the executive officers who are SEC reporting persons of the Registrant have been deemed affiliates. As of February 28, 2005, there were 468,321,988 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive proxy statement for the 2005 annual meeting of shareholders to be held on May 26, 2005 are incorporated by reference into Part III of this Form 10-K.

i

PART I.

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

        Tenet Healthcare Corporation operates in one line of business—the provision of health care services, primarily through the operation of general hospitals. All of Tenet's operations are conducted through its subsidiaries. (Unless the context otherwise requires, Tenet and its subsidiaries are referred to herein as "Tenet," the "Company," "we" or "us.") We are the second largest investor-owned health care services company in the United States. At December 31, 2004, our subsidiaries operated 80 general hospitals (two of which were classified as critical access hospitals) with 19,668 licensed beds, serving urban and rural communities in 13 states. Of those general hospitals, 64 were owned by our subsidiaries and 16 were owned by third parties and leased by our subsidiaries (including one facility we owned located on land leased from a third party).

        At December 31, 2004, our subsidiaries also owned or leased various related health care facilities, including two rehabilitation hospitals, one specialty hospital, four skilled nursing facilities and 85 medical office buildings—each of which is located on the same campus as, or nearby, one of our general hospitals. In addition, our subsidiaries own or lease physician practices, captive insurance companies and various ancillary health care businesses, including outpatient surgery centers, occupational and rural health care clinics, and an interest in a health maintenance organization, all of which comprise a minor portion of our business.

        Our mission is to provide quality health care services that are responsive to the needs of the communities we serve. To accomplish our mission in the complex and competitive health care industry, our operating strategies are to (1) improve the quality of care provided at our hospitals by identifying best practices and implementing those best practices in all of our hospitals, (2) improve operating efficiencies and reduce operating costs while maintaining or improving the quality of care provided, (3) improve patient, physician and employee satisfaction, (4) improve recruitment and retention of nurses and other employees, (5) reduce provisions for doubtful accounts and improve cash flow, and (6) acquire new, or divest existing, facilities as market conditions, operational goals and other considerations warrant. We adjust these strategies as necessary in response to changes in the economic and regulatory climates in which we operate and the success or failure of our various efforts.

OPERATIONS

        From March 2003 to February 2004, we organized our general hospitals and other related health care facilities into two divisions with five underlying regions. In February 2004, we announced a streamlining of our operational structure by eliminating our two divisions and having our five regions report directly to our newly appointed chief operating officer. In July 2004, we consolidated our operating regions from five to four in an effort to continue streamlining our operational structure. Our four regions are:

  •
  California, which includes all of our hospitals in California, as well as our hospital in Nebraska;

  •
  Central Northeast-Southern States, which includes all of our hospitals in Georgia, Missouri, North Carolina, Pennsylvania, South Carolina and Tennessee;

  •
  Florida-Alabama, which includes all of our hospitals in Florida, as well as our hospital in Alabama; and

  •
  Texas-Gulf Coast, which includes all of our hospitals in Louisiana and Texas, as well as our hospital in Mississippi.

All of our regions report directly to our chief operating officer.

        We seek to operate our hospitals in a manner that positions them to compete effectively in the rapidly evolving health care environment. To that end, we sometimes decide to sell, consolidate or close certain facilities in order to eliminate duplicate services, non-core assets or excess capacity, or because of changing market conditions. From time to time, we make strategic acquisitions of, or enter into partnerships or affiliations with, general hospitals and related health care businesses.

        In March 2003, we announced our intention to divest or consolidate 14 general hospitals that no longer fit our core operating strategy of building and maintaining competitive networks of hospitals that provide quality patient care in major markets. We sold 11 and closed two of the 14 hospitals by the end of 2003. The sale of the remaining hospital took place effective February 1, 2004. In November 2003, we announced we would not renew our leases on two additional hospitals and ceased operations at both of these hospitals in 2004. In addition, in December 2003, we announced our intention to close one more hospital and sell another, and we divested both hospitals in 2004. Also in December 2003, we acquired the USC Kenneth Norris Jr. Cancer Hospital, which one of our subsidiaries had managed since 1997; the hospital is a 60-bed facility specializing in cancer treatment on the campus of our USC University Hospital in Los Angeles, California.

        In January 2004, we announced our intention to divest an additional 27 general hospitals, including 19 in California and eight in Louisiana, Massachusetts, Missouri and Texas. This decision was based on a comprehensive review of the near-term and long-term prospects of each of the hospitals, including a study of the capital expenditures required to comply with California's seismic regulations for hospitals. As of December 31, 2004, we had completed the divestiture of 18 of the 27 facilities and had entered into a definitive agreement to divest an additional four hospitals. We continue to work toward entering into definitive agreements to divest the remaining facilities in the plan, with transaction closings to take place as soon as possible.

        In addition to the hospitals divested or to be divested as part of the restructuring program that we announced in January 2004, we sold our only foreign facility, a general hospital in Barcelona, Spain, in May 2004. During 2004, we also completed the divestiture of or entered into agreements to divest substantially all of the home health agencies owned and operated by our subsidiaries. In June 2004, we completed construction of and opened two new general hospitals, the 90-bed Saint Francis Hospital—Bartlett in Bartlett, Tennessee, a suburb of Memphis, and the 118-bed Centennial Medical Center in Frisco, Texas, a suburb of Dallas.

        Going forward, we will focus our financial and management resources on the 69 general hospitals and related operations that will remain after all proposed divestitures are completed. Our general hospitals in continuing operations generated in excess of 96.0% of our net operating revenues for all periods presented in our consolidated financial statements. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to (1) unemployment levels, (2) the business environment of local communities, (3) the number of uninsured and underinsured individuals in local communities, (4) seasonal cycles of illness, (5) climate and weather conditions, (6) physician recruitment, retention and attrition, (7) local health care competitors, (8) managed care contract negotiations or terminations, (9) unfavorable publicity, which impacts relationships with physicians and patients, and (10) factors that affect the timing of elective procedures.

        Each of our general hospitals offers acute care services, operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories, and pharmacies; most offer intensive care, critical care and/or coronary care units, physical therapy, and orthopedic, oncology and outpatient services. A number of the hospitals also offer tertiary care services such as open-heart surgery, neonatal intensive care and neuroscience. Seven of our hospitals—Memorial Medical Center, USC University Hospital, Saint Louis University Hospital, Hahnemann University Hospital, Sierra Medical Center, Western Medical Center Santa Ana and St. Christopher's Hospital for Children—offer quaternary care in such areas as heart, lung, liver and kidney transplants. USC University Hospital, Sierra Medical Center and Good Samaritan Hospital also offer gamma-knife brain surgery and Saint Louis University Hospital, Hahnemann University Hospital and Memorial Medical Center offer bone marrow transplants. Our hospitals also will continue their efforts to deliver and develop those outpatient services that can be provided on a quality, cost-effective basis and that we believe will meet the needs of the communities served by the facilities.

        With the exception of the 25-bed Sylvan Grove Hospital located in Georgia and the 25-bed Frye Regional Medical Center—Alexander Campus located in North Carolina, which are designated by the Centers for Medicare and Medicaid Services ("CMS") as critical access hospitals and which have not sought to be accredited, each of our facilities that is eligible for accreditation is accredited by the Joint Commission on Accreditation of Healthcare Organizations, the Commission on Accreditation of Rehabilitation Facilities (in the case of rehabilitation hospitals), the American Osteopathic Association (in the case of two hospitals) or another appropriate accreditation agency. With such accreditation, our hospitals are deemed to meet the Medicare Conditions of Participation and are, therefore, eligible to participate in government-sponsored provider programs, such as the Medicare and Medicaid programs. The two hospitals that are not accredited also participate in the Medicare program by otherwise meeting the Medicare Conditions of Participation.

        The following table lists, by state, the general hospitals owned or leased and operated by our subsidiaries as of December 31, 2004:

Hospital	Location	Licensed Beds	Status
Alabama
Brookwood Medical Center	Birmingham	586	Owned
California
Alvarado Hospital Medical Center/SDRI	San Diego	311	Owned
Brotman Medical Center*	Culver City	420	Owned
Chapman Medical Center**	Orange	114	Leased
Coastal Communities Hospital**	Santa Ana	178	Owned
Community Hospital of Huntington Park*	Huntington Park	81	Leased
Community Hospital of Los Gatos	Los Gatos	143	Leased
Desert Regional Medical Center	Palm Springs	394	Leased
Doctors Hospital of Manteca	Manteca	73	Owned
Doctors Medical Center	Modesto	465	Owned
Encino-Tarzana Regional Medical Center*(1)	Encino	151	Leased
Encino-Tarzana Regional Medical Center*(1)	Tarzana	245	Leased
Fountain Valley Regional Hospital and Medical Center	Fountain Valley	400	Owned
Garden Grove Hospital and Medical Center	Garden Grove	167	Owned
Irvine Regional Hospital and Medical Center	Irvine	176	Leased
John F. Kennedy Memorial Hospital	Indio	145	Owned
Lakewood Regional Medical Center	Lakewood	161	Owned
Los Alamitos Medical Center	Los Alamitos	167	Owned
Mission Hospital of Huntington Park*	Huntington Park	109	Owned
Placentia Linda Hospital	Placentia	114	Owned
San Dimas Community Hospital	San Dimas	93	Owned
San Ramon Regional Medical Center	San Ramon	123	Owned
Sierra Vista Regional Medical Center	San Luis Obispo	200	Owned
Twin Cities Community Hospital	Templeton	84	Owned
USC University Hospital(2)	Los Angeles	329	Leased
Western Medical Center Santa Ana**	Santa Ana	280	Owned
Western Medical Center Hospital Anaheim**	Anaheim	188	Owned
Florida
Cleveland Clinic Hospital(3)	Weston	150	Owned
Coral Gables Hospital	Coral Gables	256	Owned
Delray Medical Center	Delray Beach	372	Owned
Florida Medical Center	Fort Lauderdale	459	Owned
Good Samaritan Hospital	West Palm Beach	341	Owned
Hialeah Hospital	Hialeah	378	Owned
Hollywood Medical Center	Hollywood	324	Owned
North Ridge Medical Center	Fort Lauderdale	332	Owned
North Shore Medical Center	Miami	357	Owned
Palm Beach Gardens Medical Center	Palm Beach Gardens	204	Leased
Palmetto General Hospital	Hialeah	360	Owned
Parkway Regional Medical Center	North Miami Beach	382	Owned
Saint Mary's Medical Center	West Palm Beach	460	Owned
West Boca Medical Center	Boca Raton	185	Owned
Georgia
Atlanta Medical Center	Atlanta	460	Owned
North Fulton Regional Hospital	Roswell	167	Leased
South Fulton Medical Center	East Point	338	Owned
Spalding Regional Hospital	Griffin	160	Owned
Sylvan Grove Hospital(4)	Jackson	25	Leased

Louisiana
Kenner Regional Medical Center	Kenner	203	Owned
Meadowcrest Hospital	Gretna	207	Owned
Lindy Boggs Medical Center	New Orleans	172	Owned
Memorial Medical Center	New Orleans	333	Owned
NorthShore Regional Medical Center	Slidell	174	Leased
Mississippi
Gulf Coast Medical Center	Biloxi	189	Owned
Missouri
Des Peres Hospital	St. Louis	167	Owned
Saint Louis University Hospital	St. Louis	356	Owned
Nebraska
Creighton University Medical Center(5)	Omaha	358	Owned
North Carolina
Central Carolina Hospital	Sanford	137	Owned
Frye Regional Medical Center	Hickory	355	Leased
Frye Regional Medical Center—Alexander Campus(4)	Taylorsville	25	Leased
Pennsylvania
Graduate Hospital	Philadelphia	240	Owned
Hahnemann University Hospital	Philadelphia	618	Owned
Roxborough Memorial Hospital	Philadelphia	125	Owned
St. Christopher's Hospital for Children	Philadelphia	161	Owned
Warminster Hospital	Warminster	145	Owned
South Carolina
East Cooper Regional Medical Center	Mt. Pleasant	100	Owned
Hilton Head Medical Center and Clinics	Hilton Head	93	Owned
Piedmont Medical Center	Rock Hill	288	Owned
Tennessee
Saint Francis Hospital	Memphis	561	Owned
Saint Francis Hospital—Bartlett	Bartlett	90	Owned
Texas
Centennial Medical Center	Frisco	118	Owned
Cypress Fairbanks Medical Center	Houston	146	Owned
Doctors Hospital	Dallas	232	Owned
Houston Northwest Medical Center	Houston	498	Owned
Lake Pointe Medical Center	Rowlett	99	Owned
Nacogdoches Medical Center	Nacogdoches	150	Owned
Park Plaza Hospital	Houston	446	Owned
Providence Memorial Hospital	El Paso	508	Owned
RHD Memorial Medical Center(6)	Dallas	155	Leased
Shelby Regional Medical Center	Center	54	Owned
Sierra Medical Center	El Paso	351	Owned
Trinity Medical Center(6)	Carrollton	207	Leased

*
We continue to work toward entering into definitive agreements to divest these facilities as part of the restructuring of our operations announced in January 2004.
**
We have entered into a definitive agreement to divest these facilities as part of the restructuring of our operations announced in January 2004.
(1)
Leased by a partnership in which Tenet subsidiaries own a 75% interest and of which a Tenet subsidiary is the managing general partner.
(2)
Facility owned by us on land leased from a third party.
(3)
Owned by a partnership in which a Tenet subsidiary owns a 51% interest and is the managing general partner. The partner owning the 49% interest, an affiliate of the Cleveland Clinic Foundation, has an option to acquire our interest at any time after July 2, 2006 pursuant to the terms of the related partnership agreement.
(4)
Designated by CMS as critical access hospitals and, therefore, although not being divested, these facilities are not counted among the 69 general hospitals that will remain after all proposed divestitures are completed.
(5)
Owned by a limited liability company in which a Tenet subsidiary owns a 74% interest and is the managing member.
(6)
Leased from the Metrocrest Hospital Authority under a lease that expires in August 2007.

        As of December 31, 2004, the largest concentrations of our licensed beds were in California (27.0%), Florida (23.2%) and Texas (15.1%). Strong concentrations of hospital beds within geographic areas help us contract more successfully with managed care payers, reduce management, marketing and other expenses, and more efficiently utilize resources. However, such concentrations increase the risk that, should any adverse economic, regulatory or other development occur within these states, our business, financial position, results of operations or cash flows could be materially adversely affected.

        The following table shows certain information about the hospitals operated domestically by our subsidiaries for the years ended December 31, 2004 and 2003, for the seven-month transition period ended December 31, 2002 and for the fiscal year ended May 31, 2002.

	Years ended December 31
			Seven months ended December 31, 2002
				Year ended May 31, 2002
	2004	2003
Total number of facilities (at end of period)(1)	80	101	114	116
Total number of licensed beds (at end of period)(2)	19,668	25,116	27,870	28,667

(1)
Includes nine facilities at December 31, 2004, 32 facilities at December 31, 2003 and 45 facilities at December 31, 2002 and May 31, 2002, respectively, that are classified as discontinued operations for financial reporting purposes.
(2)
Information regarding utilization of licensed beds and other operating statistics can be found in the table on page 55.

PROPERTIES

        At December 31, 2004, our administrative offices were located in Los Angeles, Santa Ana and Santa Barbara, California; Ft. Lauderdale, Florida; Atlanta, Georgia; St. Louis, Missouri; Philadelphia, Pennsylvania; and Dallas, Texas. We moved our corporate headquarters from Santa Barbara to Dallas effective January 3, 2005.

        Our subsidiaries lease the space for our offices in Los Angeles, Santa Ana, Ft. Lauderdale, Atlanta, St. Louis and Philadelphia under operating lease agreements. We own our Santa Barbara office building, which is on land that is leased by one of our subsidiaries under a long-term ground lease that expires in 2068. We plan to close this office in June 2005, then sell the building and assign the ground lease to the buyer. Another one of our subsidiaries leases the space for our Dallas office under an operating lease agreement that terminates in 2010 subject to our ability to exercise of one or both of two five-year renewal options under the lease agreement.

        Our subsidiaries operated 85 medical office buildings at December 31, 2004; most of these office buildings are adjacent to our general hospitals. The number of licensed beds and locations of our general hospitals at December 31, 2004 are described in the table beginning on page 4.

        As of December 31, 2004, we had approximately $34 million of outstanding loans secured by property and equipment, and we had approximately $31 million of capitalized lease obligations. We believe that all of our properties, as well as the administrative and medical office buildings described above, are suitable for their intended purposes.

MEDICAL STAFF AND EMPLOYEES

        Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. Members of the medical staffs of our hospitals also often serve on the medical staffs of hospitals not owned by us. Members of our medical staffs are free to terminate their affiliation with our hospitals or admit their patients to competing hospitals at any time. Although we own some physician practices and, where permitted by law, employ some physicians, the overwhelming majority of the physicians who practice at our hospitals are not our employees. Nurses, therapists, lab technicians, facility maintenance staff and the administrative staff of hospitals, however, normally are our employees. We are subject to federal minimum wage and hour laws and various state labor laws, and maintain a number of different employee benefit plans.

        Our operations depend on the efforts, ability and experience of our employees and the physicians on the medical staffs of our hospitals. Our future growth depends on our ability to (1) attract and retain skilled employees, (2) attract and retain physicians and other health care professionals, and (3) manage growth successfully. Therefore, our success, in part, depends upon the quality, quantity and specialties of physicians on our hospitals' medical staffs, most of whom have no long-term contractual relationship with us. In some of our markets, physician recruitment and retention are affected by a shortage of physicians in certain specialties and the difficulties that physicians are experiencing in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance.

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

        At December 31, 2004, the approximate number of our employees (of which approximately 29% were part-time employees) was as follows:

General hospitals and related health care facilities(1)	90,649
Corporate offices	984

Total	91,633

(1)
Includes employees whose employment relates to the operations of our general hospitals, rehabilitation hospitals, specialty hospital, outpatient surgery centers, managed services organizations, physician practices, in-house collection agency and other health care operations.

        The largest concentrations of our employees are in those states where we have the largest concentrations of licensed hospital beds:

	% of employees	% of licensed beds
California	30.7%	27.0%
Florida	15.8%	23.2%
Texas	13.3%	15.1%

        At December 31, 2004, approximately 14% of our employees were represented by labor unions, and labor relations at our facilities generally have been satisfactory. We, and the hospital industry in general, are seeing an increase in the amount of union activity, particularly in California. In May 2003, we entered into an agreement with the Service Employees International Union and the American Federation of Federal, State, County and Municipal Employees with respect to all of our California hospitals and two hospitals in Florida; in December 2003, we entered into an agreement with the California Nurses Association with respect to all of our California hospitals. The agreements are expected to streamline the organizing and contract negotiation process, with minimal impact on and disruption to patient care, if a hospital's employees choose to organize into collective bargaining units. The agreements also provide a framework for pre-negotiated salaries and benefits at the related hospitals. As of December 31, 2004, there were approximately 10,899 unionized employees in our California hospitals who were covered by these agreements. In 2005, labor union contracts at five hospitals in Pennsylvania and California, representing 2% of our employees, will expire, but we do not expect renegotiations to have a material adverse effect on our business, financial position, results of operations or cash flows.

        Factors that adversely affect our labor costs include the nationwide shortage of nurses and the enactment of state laws regarding nurse-staffing ratios. The nursing shortage is more serious in certain specialties and in certain geographic areas than others, including several areas in which we operate hospitals, such as Southern California, South Florida and Texas. The nursing shortage has become a significant operating issue to health care providers, including us, and has resulted in increased costs for nursing personnel.

        State-mandated nurse-staffing ratios adversely affect not only our labor costs, but, if we are unable to hire the necessary number of nurses to meet the required ratios, they may also cause us to limit patient admissions with a corresponding adverse effect on our net operating revenues. The vast majority of hospitals in California, including our hospitals, are not at all times meeting the state-mandated nurse-staffing ratios that went into effect on January 1, 2004. We have, however, gradually improved our monthly compliance and strive to make continued improvements into 2005.

        We cannot predict the degree to which we will be affected by the future availability or cost of nursing personnel, but we expect to continue to experience significant wage and benefit pressures created by the current nursing shortage throughout the country and escalation in state-mandated nurse-staffing ratios, particularly in California (even though, in November 2004, California delayed its next increase in the mandated ratios until at least 2008). We may be required to enhance wages and benefits to recruit and retain nurses. We may also be required to increase our use of temporary personnel, which is typically more expensive. Significant efforts are being invested in workforce development with local schools of nursing and in recruitment of experienced nurses.

COMPETITION

        Our general hospitals and other health care businesses operate in competitive environments. Competition among health care providers occurs primarily at the local level. A hospital's position within the geographic area in which it operates is affected by a number of competitive factors, including, but not limited to (1) the scope, breadth and quality of services a hospital offers to its patients and physicians, (2) the number, quality and specialties of the physicians who admit and refer patients to the hospital, (3) nurses and other health care professionals employed by the hospital or on the hospital's staff, (4) the hospital's reputation, (5) its managed care contracting relationships, (6) its location, (7) the location and number of competitive facilities and other health care alternatives, (8) the physical condition of its buildings and improvements, (9) the quality, age and state-of-the-art of its medical equipment, (10) its parking or proximity to public transportation, (11) the length of time it has been a part of the community, and (12) the charges for its services. Accordingly, each hospital develops its own strategies to address these competitive factors locally. In addition, tax-exempt competitors may have certain financial advantages not available to our facilities, such as endowments, charitable contributions, tax-exempt financing, and exemptions from sales, property and income taxes.

        A significant factor in our future success will be the ability of our hospitals to continue to attract and retain physicians. We attract physicians by striving to equip our hospitals with technologically advanced equipment and quality physical plant, properly maintaining the equipment and physical plant, sponsoring training programs to educate physicians on advanced medical procedures, providing high-quality care to our patients and otherwise creating an environment within which physicians prefer to practice. Each hospital has a local governing board, consisting primarily of community members and physicians, that develops short-term and long-term plans for the hospital to foster a desirable medical environment for physicians. Each local governing board also reviews and approves, as appropriate, actions of the medical staff, including staff appointments, credentialing, peer review and quality assurance. While physicians may terminate their association with our hospitals at any time, we believe that by striving to maintain and improve the quality of care at our hospitals and by maintaining ethical and professional standards, we will attract and retain qualified physicians with a variety of specialties.

        The health care industry as a whole is challenged by the difficulty of providing quality patient care in a competitive and highly regulated environment. We believe our Commitment to Quality ("C2Q") initiative should help to position us competitively to meet these challenges. The C2Q initiative is designed to (1) improve patient safety and evidence-based practice, (2) support physician excellence, (3) improve the practice and leadership of nursing, and (4) facilitate improved patient flow and care delivery. A year has passed since we formally launched our C2Q initiative with a series of hospital-based pilot programs. At December 31, 2004, 42 of our hospitals had completed the initial eight-week "transformation" phase and 10 hospitals were in process. We plan to complete the full initial implementation of our C2Q initiative by the end of 2005. At most hospitals that have completed the initial eight-week transformation phase, we have seen various levels of reductions in emergency room wait times, increases in on-time starts in the operating rooms, and improved bed management and care coordination.

HEALTH CARE REGULATION AND LICENSING

  CERTAIN BACKGROUND INFORMATION

        Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. Changes in the Medicare and Medicaid programs and other government health care programs, hospital cost-containment initiatives by public and private payers, proposals to limit payments and health care spending, and industry-wide competitive factors greatly impact the health care industry. The industry is also subject to extensive federal, state and local regulation relating to licensure, conduct of operations, ownership of facilities, physician relationships, addition of facilities and services, and charges and effective reimbursement rates for services. The laws, rules and regulations governing the health care industry are extremely complex, and the industry often has little or no regulatory or judicial interpretation for guidance. Although we have extensive policies and procedures in place to facilitate compliance in all material respects with such laws, rules and regulations, if a determination is made that we were in material violation of such laws, rules or regulations, our business, financial position, results of operations or cash flows could be materially adversely affected.

  ANTI-KICKBACK AND SELF-REFERRAL REGULATIONS

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

        Section 1877 of the Social Security Act (commonly referred to as the "Stark" law) generally restricts referrals by physicians of Medicare or Medicaid patients to entities with which the physician or an immediate family member has a financial relationship, unless one of several exceptions applies. The referral prohibition applies to a number of statutorily defined "designated health services," such as clinical laboratory, physical therapy and radiology services. The exceptions to the referral prohibition cover a broad range of common financial relationships. These statutory, and the subsequent regulatory, exceptions are available to protect certain permitted employment relationships, leases, group practice arrangements, medical directorships, and other common relationships between physicians and providers of designated health services, such as hospitals. A violation of the Stark law may result in a denial of payment, required refunds to patients and the Medicare program, civil monetary penalties of up to $15,000 for each violation, civil monetary penalties of up to $100,000 for "sham" arrangements, civil monetary penalties of up to $10,000 for each day that an entity fails to report required information, and exclusion from participation in the Medicare and Medicaid programs and other federal programs. Many states have adopted or are considering similar self-referral statutes, some of which extend beyond the Medicaid program to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. Our participation in and development of joint ventures and other financial relationships with physicians could be adversely affected by these amendments and similar state enactments.

        On January 4, 2001, U.S. Department of Health and Human Services ("HHS") issued final regulations, subject to comment, intended to clarify parts of the Stark law and some of the exceptions to it. These regulations were considered the first phase of a two-phase process. The "phase II" regulations were issued on March 26, 2004, and became effective on July 26, 2004. These regulations clarified existing definitions and exceptions, and added new regulatory exceptions.

        The federal government has also issued regulations that describe some of the conduct and business relationships that are permissible under the Anti-kickback Amendments. These regulations are often referred to as the "Safe Harbor" regulations. The fact that certain conduct or a given business arrangement does not meet a Safe Harbor does not necessarily render the conduct or business arrangement illegal under the Anti-kickback Amendments. Rather, such conduct and business arrangements risk increased scrutiny by government enforcement authorities and should be reviewed on a case-by-case basis. We have a regulatory compliance department that systematically reviews all of our operations to determine the extent to which they comply with federal and state laws related to health care, such as the Anti-kickback Amendments, the Stark law and similar state statutes.

        Both federal and state government agencies continue heightened and coordinated civil and criminal enforcement efforts against the health care industry. As part of an announced work plan that is implemented through the use of national initiatives pertaining to health care providers (including us), HHS and the U.S. Department of Justice are scrutinizing, among other things, the terms of acquisitions of physician practices and the coding practices related to certain clinical laboratory procedures and inpatient procedures. We believe that we, and the health care industry in general, will continue to be subject to increased government scrutiny and investigations such as this, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

        Another trend impacting health care providers, including us, is the increasing number of qui tam actions brought under the federal False Claims Act. Qui tam or "whistleblower" actions allow private individuals to bring actions on behalf of the government, alleging that a hospital or health care provider has defrauded a federal government program, such as Medicare or Medicaid. If the government intervenes in the action and prevails, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each false claim submitted to the government. As part of the resolution of a qui tam case, the party filing the initial complaint may share in a portion of any settlement or judgment. If the government does not intervene in the action, the qui tam plaintiff may continue to pursue the action independently. Although companies in the health care industry in general, and us in particular, have been and may continue to be subject to qui tam actions, we are unable to predict the impact of such actions on our business, financial position, results of operations or cash flows.

        We are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations (discussed beginning on page 44). Further changes in the regulatory framework affecting health care providers could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

        HHS regulations include deadlines for compliance with the various provisions of HIPAA. In 2001, in response to concerns by many health care providers about their ability to comply with impending HIPAA deadlines, Congress extended until October 2003 the original deadline for compliance with the electronic data transmission (transaction and code set) standards that health care providers must use when transmitting certain health care information electronically. In October 2003, under authority given by HHS, CMS implemented a plan that allows providers and other electronic billers to continue to submit pre-HIPAA format electronic claims for periods after October 16, 2003, provided they can show good faith efforts to become HIPAA compliant. We continue to work toward full and complete compliance with the electronic data transmission standards.

        All covered entities, including those we operate, were required to comply with the privacy requirements of HIPAA by April 14, 2003. We were in material compliance with the privacy regulations by that date and remain so, as we continue to develop training and revise procedures to address ongoing compliance. The HIPAA security regulations require health care providers to implement administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of patient information. We are required to comply with the security regulations by April 20, 2005, and are on target to complete our implementation plan by that date.

        We have developed a comprehensive set of policies and procedures in our efforts to comply with HIPAA, under the guidance of our compliance department. Hospital compliance officers and information security officers are responsible for implementing and monitoring compliance with our HIPAA privacy and security policies and procedures at our hospitals. We have also created an internal on-line HIPAA training program, which is mandatory for all employees. Based on the existing and proposed regulations, we believe that the cost of our compliance with HIPAA will not have a material adverse effect on our business, financial position, results of operations or cash flows.

  HEALTH CARE FACILITY LICENSING REQUIREMENTS

        In order to maintain their operating licenses, health care facilities must comply with strict governmental standards concerning medical care, equipment and hygiene. Various licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. Our health care facilities hold all required governmental approvals, licenses and permits material to the operation of our business.

  UTILIZATION REVIEW COMPLIANCE AND HOSPITAL GOVERNANCE

        In addition to certain statutory coverage limits and exclusions, federal laws and regulations, specifically the Medicare Conditions of Participation, generally require health care providers, including hospitals that furnish or order health care services that may be paid for under the Medicare program or state health care programs, to assure that claims for reimbursement are for services or items that are (1) provided economically and only when, and to the extent, they are medically reasonable and necessary, (2) of a quality that meets professionally recognized standards of health care, and (3) supported by appropriate evidence of medical necessity and quality. CMS administers the Quality Improvement Organization ("QIO") program through a network of QIOs that work with consumers, physicians, hospitals and other caregivers to refine care delivery systems to assure patients receive the appropriate care at the appropriate time, particularly among underserved populations. The QIO program also safeguards the integrity of the Medicare trust fund by reviewing Medicare patient admissions, treatments and discharges, and ensuring payment is made only for medically necessary services, and investigates beneficiary complaints about quality of care. The QIOs have the authority to deny payment for services provided and recommend to HHS that a provider that is in substantial noncompliance with certain standards be excluded from participating in the Medicare program.

        Medical and surgical services and practices are extensively supervised by committees of staff doctors at each health care facility, are overseen by each health care facility's local governing board, the members of which primarily are community members and physicians, and are reviewed by our quality assurance personnel. The local hospital governing board also helps maintain standards for quality care, develop long-range plans, establish, review and enforce practices and procedures, and approve the credentials and disciplining of medical staff members.

  CERTIFICATE OF NEED REQUIREMENTS

        Some states require state approval for construction, expansion and closure of health care facilities, including findings of need for additional or expanded health care facilities or services. Certificates of need, which are issued by governmental agencies with jurisdiction over health care facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and certain other matters. Following a number of years of decline, the number of states requiring certificates of need is once again on the rise as state legislatures are looking at the certificate of need process as a way to contain rising health care costs. As of December 31, 2004, we operated hospitals in eight states that require a form of state approval under certificate of need programs applicable to those hospitals. We are unable to predict whether we will be required or able to obtain any additional certificates of need in any jurisdiction where such certificates of need are required, or if any jurisdiction will eliminate or alter its certificate of need requirements in a manner that will increase competition and, thereby, affect our competitive position.

  ENVIRONMENTAL REGULATIONS

        Our health care operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our operations, as well as our purchases and sales of facilities, also are subject to compliance with various other environmental laws, rules and regulations. We believe it is unlikely that the cost of such compliance will have a material effect on our future capital expenditures, results of operations or competitive position.

COMPLIANCE PROGRAM

        We maintain a multifaceted corporate and hospital-based compliance program that strives to meet or exceed applicable standards established by federal guidance and industry practice. On January 14, 2004, our board of directors approved a new compliance program charter intended to further our goal of fostering and maintaining the highest ethical standards, and valuing our compliance with all state and federal laws and regulations as a foundation of our corporate philosophy. The primary focus of the program is compliance with the requirements of the Medicare and Medicaid programs and all other government health care programs.

        We have restructured our compliance department as a separate and independent body. To further ensure the independence of the compliance department, the following measures have been implemented: (1) the compliance department has its own operating budget, (2) the compliance department has the authority to hire outside counsel, to access any Tenet document and to interview any of our personnel, and (3) according to the new structure, the chief compliance officer reports directly to the quality, compliance and ethics committee of our board of directors.

        Pursuant to the terms of the compliance program charter, the compliance department is responsible for the following activities: (1) drafting company policies and procedures related to compliance issues, (2) developing and providing compliance-related education and training to all of our employees and, as appropriate, directors, contractors, agents and staff physicians, (3) monitoring, responding to, and resolving all compliance-related issues, (4) ensuring that we take appropriate corrective and disciplinary action when noncompliant or improper conduct is identified, and (5) measuring compliance with our policies and legal and regulatory requirements related to health care operations.

        In order to ensure the compliance department is well-positioned to perform its duties as outlined in its charter, we have significantly expanded our compliance staff. As part of this expansion, we hired regional compliance directors and have named a compliance officer for each hospital. All hospital-based compliance officers report to regional compliance directors who report directly to our chief compliance officer.

        We are working toward creating a fully integrated compliance communications and data infrastructure. This tool will support the compliance staff in ensuring accountability at all levels within Tenet with measurable criteria for the effectiveness of the compliance program. Furthermore, it will help ensure that we are able to effectively address and resolve all compliance-related issues.

        On March 23, 2004, Tenet entered into a five-year Corporate Integrity Agreement ("CIA") with the Office of the Inspector General of HHS related to North Ridge Medical Center ("NRMC"), one of our Florida hospitals; however, certain provisions of the CIA impose obligations on Tenet and our subsidiaries. The CIA is structured to assure the federal government of our federal health care program compliance and specifically covers physician relations. Under the CIA, we have an affirmative obligation to report probable violations of applicable federal health care laws and regulations. This obligation could result in greater scrutiny by regulatory authorities. Breach of the CIA could subject us to substantial monetary penalties and/or affect NRMC's participation in the Medicare and Medicaid programs. We have agreed, during the five-year term of the CIA, to operate our compliance program as it pertains to NRMC in a manner that meets the requirements of the CIA.

ETHICS PROGRAM

        We maintain a values-based ethics program that is designed to monitor and raise awareness of ethical issues among employees and to stress the importance of understanding and complying with our Standards of Conduct.

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

        As part of the program, we provide annual ethics training sessions to every employee, as well as our board of directors. All employees are required to report incidents that they believe in good faith may be in violation of the Standards of Conduct, and are encouraged to contact our 24-hour toll-free Ethics Action Line when they have questions about the standards or any ethics concerns. Incidents of alleged financial improprieties reported to the Ethics Action Line or the ethics and business conduct department are communicated to the audit committee of our board of directors. All reports to the Ethics Action Line are kept confidential to the extent allowed by law, and employees have the option to remain anonymous. In cases reported to the Ethics Action Line that involve a possible violation of the law or regulatory policies and procedures, the matter is referred to the compliance department for investigation. Retaliation against employees in connection with reporting ethical concerns is considered a serious violation of our Standards of Conduct, and, if it occurs, it will result in discipline, up to and including termination of employment.

        The full text of our Standards of Conduct is published on our website, at www.tenethealth.com, under the "Ethics & Business Conduct" caption in the "Our Company" section. A copy of our Standards of Conduct is also available upon written request of our corporate secretary.

PROFESSIONAL AND GENERAL LIABILITY INSURANCE

        Through May 31, 2002, we insured substantially all of our professional and general liability risks in excess of self-insured retentions through Hospital Underwriting Group ("HUG"), our majority-owned insurance subsidiary, under a mature claims-made policy with a 10-year extended reporting period. (HUG became a wholly owned subsidiary effective May 31, 2003.) Our hospitals' self-insured retentions were $1 million per occurrence for fiscal years ended May 31, 1996 through May 31, 2002. HUG's retentions covered the next $2 million per occurrence. Claims in excess of $3 million per occurrence were, in turn, reinsured with major independent insurance companies. In earlier policy periods, the self-insured retentions varied by hospital and by policy period from $500,000 to $5 million per occurrence.

        For the periods June 1, 2000 through May 31, 2001, and June 1, 2001 through May 31, 2002, the policies written by HUG provided a maximum of $50 million of coverage for each policy period. As of December 31, 2004, HUG's retained reserves for losses for the policy period ended May 31, 2001 were substantially close to reaching $50 million and for the policy period ended May 31, 2002, the retained reserves for losses reached the $50 million limit. However, the $50 million coverage limit each year is based on paid claims, and the payments for each year have not reached the limit; therefore, the policies remain in effect. If the $50 million maximum amount is exhausted in either of these periods, we will be responsible for the first $25 million per occurrence for any subsequent claim paid that was applicable to the exhausted policy period before any excess professional and general liability insurance coverage would apply. Based on an actuarial review, we have provided for losses that exceed our self-insured retentions that will not be covered by the HUG policies.

        Effective June 1, 2002, our hospitals' self-insured retention per occurrence was increased to $2 million. In addition, a new wholly owned insurance subsidiary, The Healthcare Insurance Corporation, was formed to insure substantially all of these risks. This subsidiary insures these risks under a claims-made policy with retentions per occurrence for the periods June 1, 2002 through May 31, 2003, and June 1, 2003 through May 31, 2004, of $3 million and $13 million, respectively. Risks in excess of these retentions are reinsured with major independent insurance companies. For the policy period June 1, 2004 through May 31, 2005, The Healthcare Insurance Corporation retains 17.5%

of the first $10 million layer for reinsurance claims in excess of $15 million resulting in a maximum retention per occurrence of $14.75 million.

        As of December 31, 2004, we had purchased claims-made excess professional and general liability insurance policies from major independent insurance companies with a total aggregate limit of $275 million, which policies provide coverage if a claim exceeds $25 million. All reinsurance applicable to HUG or The Healthcare Insurance Corporation and any excess professional and general liability insurance we purchase are subject to policy aggregate limitations. If such policy aggregate limitations should be partially or fully exhausted in the future, our financial position, results of operations or cash flows could be materially adversely affected.

        In addition to the reserves recorded by the above insurance subsidiaries, we maintain self-insured retention reserves based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage (i.e., self-insured retentions). Reserves for losses and related expenses are estimated using expected loss-reporting patterns and are discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity composite rate of 3.8% at December 31, 2004 and a Federal Reserve 10-year maturity composite rate of 4.0% at December 31, 2003 based on our estimated claims payout period. If actual payments of claims materially exceed projected estimates of claims, our financial position, results of operations or cash flows could be materially adversely affected. Also, we provide letters of credit to our insurers as security under a selected number of programs to collateralize the deductible and self-insured retentions under our professional and general liability insurance programs, which can be drawn upon under certain circumstances.

EXECUTIVE OFFICERS

        The names, positions and ages of our executive officers, as of March 8, 2005, are:

	Position	Age
Trevor Fetter	President and Chief Executive Officer	45
Reynold J. Jennings	Chief Operating Officer	58
Stephen D. Farber	Chief Financial Officer	35
E. Peter Urbanowicz	General Counsel and Secretary	41
W. Randolph Smith	President, Western Division	56
Timothy L. Pullen	Executive Vice President and Chief Accounting Officer	49

        Mr. Fetter was elected president effective November 7, 2002 and was named chief executive officer in September 2003. He also was elected to the board of directors of Tenet in September 2003. From March 2000 to November 2002, Mr. Fetter was chairman and chief executive officer of Broadlane, Inc. He continues to serve as chairman of Broadlane. From October 1995 to February 2000, he served in several senior management positions at Tenet, including executive vice president and chief financial officer, and chief corporate officer in the office of the president. Mr. Fetter holds an M.B.A. from the Harvard Business School and a bachelor's degree in economics from Stanford University. Mr. Fetter also serves as a director of the Tenet Healthcare Foundation.

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

        Mr. Farber was elected chief financial officer on November 7, 2002. Prior to his current position, Mr. Farber served as Tenet's senior vice president, corporate finance, and treasurer. Mr. Farber rejoined Tenet in May 1999 from J.P. Morgan & Co. in New York, where he served as vice president, health care investment banking. He previously served Tenet as vice president, corporate finance, from February 1997 to October 1998. From 1993 to 1997, Mr. Farber worked as an investment banker in the Los Angeles office of Donaldson, Lufkin & Jenrette. Mr. Farber has a bachelor of science degree in economics from the University of Pennsylvania's Wharton School of Business and completed the Advanced Management Program at Harvard Business School. Mr. Farber also serves as a director of the Tenet Healthcare Foundation. On March 10, 2005, Robert S. Shapard will succeed Mr. Farber as our chief financial officer.

        Mr. Urbanowicz joined Tenet as general counsel and was appointed secretary on December 22, 2003. From October 2001 to December 2003, he served as Deputy General Counsel of the U.S. Department of Health and Human Services. Before joining HHS, from June 2000 to October 2001, Mr. Urbanowicz was a partner in the law firm of Locke Liddell & Sapp, specializing in health care law. From January 1998 to June 2000, he was a partner in the New Orleans law firm of Liskow & Lewis and was head of that firm's health care law practice. Before joining Liskow & Lewis, Mr. Urbanowicz was a partner in the New Orleans law firm of Monroe & Lemann, where he was head of the firm's health care law practice. Mr. Urbanowicz holds a J.D. from Tulane University's School of Law and a bachelor of arts degree in English and political science from Tulane University. He is a member of the American Law Institute and a board member of the Federation of American Hospitals.

        Mr. Smith was promoted to president of our former western division on March 10, 2003; in February 2004, we announced that Mr. Smith would be responsible for managing the transition of the 27 hospitals slated for divestiture as part of the restructuring program that we announced in January 2004. Prior to March 2003, Mr. Smith was executive vice president of our former central-northeast division. Before joining Tenet in 1995, he served as executive vice president, operations, for American Medical International, where he held various positions over 16 years. Mr. Smith has a master's degree in health care administration from Duke University and a bachelor's degree in business administration from Furman University. He has served in leadership and board positions for a variety of health care and community organizations, including the Federation of American Hospitals, Esoterix, Inc. and Epic Healthcare Corporation.

        Mr. Pullen was appointed executive vice president and chief accounting officer in August 2003. Prior to his current position, he served as vice president and controller of Tenet from 1995 to 1999, when he was promoted to senior vice president and controller. He joined The Hillhaven Corporation, a subsidiary of National Medical Enterprises, in 1983 and served in various executive positions, including vice president, finance. Mr. Pullen has a bachelor of science degree in accounting from the Rochester Institute of Technology and an M.B.A. from Seattle University. He also completed the Advanced Management Program at Harvard Business School.

        Effective March 10, 2005, Robert S. Shapard, 49, will succeed Stephen Farber as our chief financial officer. Mr. Shapard joined Tenet on March 1, 2005 from Exelon Corporation, one of the nation's largest electric utilities, where he had served as executive vice president and chief financial officer since the fall of 2002. Before joining Exelon, Mr. Shapard served as vice president and chief financial officer of Covanta Energy Corporation, which held energy investments domestically and internationally. From 2000 to 2001, he was executive vice president and chief financial officer of Ultramar Diamond Shamrock, a leading North American refining and marketing company. Earlier in his career, Mr. Shapard spent 20 years with TXU Corporation, a Dallas-based gas and electric utility, serving in a range of finance and general management positions. His final role at TXU was as chief executive officer of TXU Australia. Mr. Shapard holds a bachelor's degree in accounting from Texas Tech University and is a Certified Public Accountant.

FORWARD-LOOKING STATEMENTS

        The information in this Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements represent management's current belief, based on currently available information, as to the outcome and timing of future events. They involve known and unknown risks, uncertainties and other factors—many of which we are unable to predict or control—that may cause our actual results, performance or achievements, or health care industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the following:

  •
  Changes in the Medicare and Medicaid programs or other government health care programs, including modifications to patient eligibility requirements, funding levels or the method of calculating payments or reimbursements.

  •
  Any removal or exclusion of us, or one or more of our subsidiaries' hospitals, from participation in the Medicare or Medicaid program or another government health care program.

  •
  The ability to enter into managed care provider arrangements on acceptable terms.

  •
  The outcome of known and unknown litigation, government investigations, and liabilities and other claims asserted against us.

  •
  Competition.

  •
  Changes in, or our ability to comply with, laws and governmental regulations.

  •
  Changes in business strategies or development plans.

  •
  Our ability to satisfactorily and timely collect our patient accounts receivable, particularly in light of increasing numbers of underinsured and uninsured patients.

  •
  Settlement of professional liability claims and the availability of professional liability insurance coverage at current levels and terms.

  •
  Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care.

  •
  National, regional and local economic and business conditions.

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

  •
  The availability of suitable acquisition and divestiture opportunities, and our ability to accomplish proposed acquisitions and divestitures.

  •
  The availability and terms of debt and equity financing sources to fund the needs of our business.

  •
  Changes in the distribution process or other factors that may increase our costs of supplies.

  •
  Other factors referenced in this Form 10-K and our other public filings.

        When considering forward-looking statements, you should keep in mind the foregoing risk factors and other cautionary statements in this Form 10-K. Should one or more of the risks and uncertainties described above or elsewhere in this Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and, therefore, disclaim any resulting liability for potentially related damages.

        All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

COMPANY INFORMATION

        We file annual, transition, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at www.sec.gov.

        Our website, www.tenethealth.com, also offers, free of charge, extensive information about our operations and financial performance, including a comprehensive series of investor pages. These pages include real-time access to our annual, transition, quarterly and current reports (and amendments to such reports) and other filings made with, or furnished to, the SEC.

ITEM 2. PROPERTIES

        Note: The disclosure required under this Item is included in Item 1.

ITEM 3. LEGAL PROCEEDINGS

        Tenet and our subsidiaries are subject to a significant number of claims and lawsuits. We are also the subject of federal and state agencies' heightened and coordinated civil and criminal investigations and enforcement efforts, and have received subpoenas and other requests for information relating to a variety of subjects. In the present environment, we expect that these enforcement activities will take on additional importance, that government enforcement activities may intensify, and that additional matters concerning us and our subsidiaries may arise. We also expect new claims and lawsuits to be brought against us from time to time.

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

        We recognize that, where appropriate, our interests may be best served by resolving certain matters without litigation. To that end, we have been and continue to be engaged in general discussions with federal law enforcement agencies regarding the possibility of reaching a non-litigated resolution of certain outstanding issues with the federal government. We are not able to predict whether such a resolution will in fact occur on any terms, project a timeline for resolution or quantify the economic impact of any non-litigated resolution; therefore, we have not recorded reserves for such a resolution. However, if we do reach a non-litigated resolution, it is possible that the resolution could be significant and may require us to incur additional debt or other financing. If a non-litigated resolution does not occur, we will continue to defend ourselves vigorously against claims and lawsuits. As stated above, any resolution of significant claims against us, whether as a result of litigation or negotiation, could have a material adverse impact on our business, liquidity, financial position or results of operations.

        We record reserves for claims and lawsuits when they are probable and reasonably estimable. However, we presently cannot determine the ultimate resolution of all investigations and lawsuits. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized in our consolidated financial statements all potential liabilities that may result. If adversely determined, the outcome of some of these matters could have a material adverse effect on our business, liquidity, financial position or results of operations.

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

  United States v. Weinbaum, Tenet HealthSystem Hospitals, Inc. and Alvarado Hospital Medical Center, Inc., Case No. 03CR1587L (U.S. District Court for the Southern District of California)

        On June 5, 2003, a federal grand jury in San Diego, California returned an eight-count indictment against Barry Weinbaum, who was at that time the chief executive officer of Alvarado Hospital Medical Center, Inc., a hospital owned by one of our subsidiaries and located in San Diego. The indictment alleged conspiracy to violate the federal anti-kickback statute and included substantive counts alleging the payment of illegal remuneration related to physician relocation, recruitment and consulting agreements.

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

        On September 25, 2003, the grand jury returned a second superseding indictment that added the hospital's director of business development, Mina Nazaryan, as a defendant. The second superseding indictment charged the defendants with conspiracy to violate the anti-kickback statute and 19 substantive counts of paying illegal remunerations. Additionally, Ms. Nazaryan was charged with one count of obstruction of a health care offense investigation and two counts of witness tampering.

        On April 15, 2004, the grand jury returned a third superseding indictment, adding four counts of filing a false tax return solely against Ms. Nazaryan.

        On July 22, 2004, the grand jury returned a fourth superseding indictment against Barry Weinbaum, Mina Nazaryan, Alvarado Hospital Medical Center and Tenet HealthSystem Hospitals. The fourth superseding indictment added details and allegations to the previously identified counts.

        Prior to trial, all of the defendants pleaded not guilty. Trial proceedings commenced on October 20, 2004 in U.S. District Court in San Diego. In January 2005, Ms. Nazaryan entered into a plea agreement with the U.S. Attorney for the Southern District of California to plead guilty to one count of conspiracy. Several other counts against Ms. Nazaryan were dismissed as part of her plea agreement. At the conclusion of the prosecution's case-in-chief, the defendants filed a Rule 29 Motion for Judgment of Acquittal. The defendants then rested. On February 17, 2005, the trial judge declared a mistrial after the members of the jury indicated that they were unable to reach a verdict in the case. At a subsequent hearing, the judge set March 29, 2005 as the date a second trial in the matter would commence (although he later indicated he would instead set May 3, 2005 as the commencement date). At the hearing, the judge did not issue a ruling on our previously filed Rule 29 Motion, but pointed out that he would deny the portion of the motion regarding the single count of conspiracy against all the defendants and reserved his ruling on the other counts in the indictment related to substantive violations of the federal anti-kickback statute. If convicted following a second trial, the two defendant subsidiaries could be subject to monetary penalties and exclusion from participation in the Medicare program and other federal and state health care programs.

  Southern California Investigations

        On July 3, 2003, we and several of our subsidiaries received administrative subpoenas from the U.S. Attorney's Office for the Central District of California seeking documents from 1997 to 2003 related to physician relocation agreements at seven Southern California hospitals owned by our subsidiaries during that period, as well as summary information about physician relocation agreements related to all of our hospital subsidiaries. Specifically, the subpoenas, issued in connection with a criminal investigation, seek information from us, three intermediary corporate subsidiaries and subsidiaries that own or owned the following Southern California hospitals: Centinela Hospital Medical Center in Inglewood, Daniel Freeman Memorial Hospital in Inglewood, Daniel Freeman Marina Hospital in Marina del Rey, John F. Kennedy Memorial Hospital in Indio, Brotman Medical Center in Culver City, Encino-Tarzana Regional Medical Center in Encino and Tarzana, and Century City Hospital in Los Angeles. We sold Centinela Hospital Medical Center, Daniel Freeman Memorial Hospital and Daniel Freeman Marina Hospital in November 2004, and we ceased operating Century City Hospital in April 2004. We are cooperating with the government with respect to this investigation.

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

  Women's Cancer Center

        In April 2003, we received an administrative subpoena duces tecum from the Office of the Inspector General ("OIG") of the U.S. Department of Health and Human Services seeking documents relating to any agreements with the Women's Cancer Center, a physician's group not owned by us practicing in the field of gynecologic oncology, and certain physicians affiliated with that group. The subpoena seeks documents from us as well as four California hospitals—Community Hospital of Los Gatos, Doctors Medical Center of Modesto, San Ramon Regional Medical Center and St. Luke Medical Center in Pasadena (which is now closed)—and Lake Mead Hospital Medical Center in North Las Vegas, Nevada (which we sold in February 2004). We are cooperating with the government with respect to this investigation.

  Florida Medicaid Investigation

        In June 2003, the Florida Medicaid Fraud Control Unit ("FMFCU") issued an investigative subpoena to us seeking employee personnel records and contracts with physicians, physician assistants, therapists and management companies, including loan agreements and purchase and sale agreements, from January 1, 1992 to June 27, 2003 related to the Florida hospitals owned by our subsidiaries. Since that time, we have received additional requests for information related to the foregoing topics, as well as coding at our Florida hospitals, and we are cooperating with the FMFCU's investigation.

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

  New Orleans Investigation

        On July 30, 2004, we received a subpoena from the U.S. Attorney's Office in New Orleans, Louisiana requesting documents relating to physician relationships and financial arrangements at three New Orleans area hospitals—Memorial Medical Center, Kenner Regional Medical Center and St. Charles General Hospital (which we sold in December 2004). We are cooperating with the government with respect to this matter.

  St. Louis Investigation

        On August 3, 2004, we received a voluntary request from the U.S. Attorney's Office in St. Louis, Missouri seeking documents relating to physician relocation agreements entered into from 1994 to August 2004 at four hospitals we own or owned during that period in the St. Louis area—Saint Louis University Hospital, Des Peres Hospital, Forest Park Hospital (which we sold in December 2004), and Saint Alexius Hospital, Jefferson Campus (formerly SouthPointe Hospital) (which we also sold in December 2004)—as well as Twin Rivers Regional Medical Center in Kennett, Missouri, which we sold in November 2003. We are cooperating with the government with respect to this matter.

  San Ramon Regional Medical Center

        On August 31, 2004, we received a subpoena from the U.S. Attorney's Office in San Francisco, California requesting documents relating to medical directorships entered into from January 1, 2000 to August 31, 2004 at San Ramon Regional Medical Center in San Ramon, California, as well as a small number of physician relocation agreements at that hospital. We are cooperating with the government with respect to this matter.

Pricing

        We and certain of our subsidiaries are currently subject to government investigations and civil lawsuits arising out of pricing strategies at facilities owned or formerly owned by our subsidiaries.

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

        On October 15, 2003, we received another subpoena from the U.S. Attorney's Office seeking medical and billing records from January 1998 to October 15, 2003 for certain identified patients who were treated at two Los Angeles-area facilities owned by our subsidiaries—Encino-Tarzana Regional Medical Center in Tarzana and USC University Hospital. Additionally, the subpoena seeks personnel information concerning certain managers at those facilities during that period, as well as information about the two hospitals' gross charges for the same time period.

        The investigation is focused on whether our receipt of outlier payments violated federal law and whether we omitted material facts concerning our outlier revenue from our public filings. We are cooperating with the government with respect to this investigation.

  Pricing Litigation

        We have been sued in class actions in a number of states regarding the pricing of pharmaceuticals and other products and services at hospitals owned and operated by our subsidiaries. The cases have been brought primarily on behalf of uninsured patients, who were billed at the hospitals' undiscounted gross charge rates. While the specific allegations and relief sought vary from case to case, the plaintiffs generally allege violations of state consumer protection statutes, breach of contract and other state law claims, and seek to enjoin us from continuing the alleged unfair pricing practices and to recover all sums obtained by those practices, including compensatory and punitive damages, restitution, and attorneys' fees and costs. At December 31, 2004, we had accrued $30 million as a minimum liability to address the potential resolution of these cases.

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

  (12)
  Watson v. Tenet Healthcare Corp., Case No. 147593 (Superior Court of California, County of Shasta, filed December 20, 2002); and

  (13)
  Yslas v. Tenet Healthcare Corp., Case No. BC 289356 (Superior Court of California, County of Los Angeles, filed January 28, 2003).

        On December 24, 2003, after the court overruled most of our demurrers to plaintiffs' First Amended and Consolidated Complaint, plaintiffs in the coordinated California action filed a Second Amended and Consolidated Class Action and Representative Complaint against us and all of our California hospitals on behalf of plaintiffs and a purported class consisting of certain uninsured, self-insured and Medicare patients who allegedly paid excessive or unfair prices for prescription drugs or medical products or procedures at hospitals or other medical facilities owned by us or our subsidiaries. The complaint asserts claims for violation of California's unfair competition law, violation of California's Consumers' Legal Remedies Act, breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. Plaintiffs seek to enjoin us from continuing the alleged unfair pricing policies and practices, and to recover all sums wrongfully obtained by those policies and practices, including compensatory damages, punitive damages, restitution, disgorgement of profits, treble damages, and attorneys' fees and costs. On January 20, 2004, we answered the Second Amended and Consolidated Complaint and filed counterclaims against the majority of the named plaintiffs for failure to pay the outstanding balances on their respective patient bills. The case is in the class discovery phase, and no due date has been set for plaintiffs' motion for class certification. A status conference is scheduled for March 11, 2005.

        In addition to the California coordinated cases, similar class actions have been filed in Tennessee, Louisiana, Florida, South Carolina, Pennsylvania, Texas, Missouri and Alabama.

  •
  Wade v. Tenet Healthcare Corporation, et al., No. Ct-000250-03, was filed in Circuit Court in Memphis, Tennessee on January 15, 2003. The complaint asserts claims for violation of the Tennessee Consumer Protection Act, unjust enrichment, fraudulent concealment, declaratory relief and breach of contract. These claims are based on allegations that we excessively inflated our charges for medical products, medical services and prescription drugs at our hospitals. Plaintiffs seek compensatory and punitive damages, attorneys' fees, and equitable and other relief. On April 28, 2003, we filed a motion to dismiss the complaint. On November 13, 2003, the court accepted our challenges to the sufficiency of the complaint and granted plaintiffs leave to amend to allege certain matters with more specificity. Plaintiffs filed an amended complaint on March 12, 2004. In response to plaintiffs' amended complaint, we plan to file a motion to dismiss and a motion for summary judgment.

  •
  Wright v. Tenet Healthcare Corp., et al., No. 2003 6262, Civil District Court, Orleans Parish, was filed on April 22, 2003 in Louisiana. The court granted our exception to the Wright complaint for failure to state a cause of action and gave plaintiff 30 days to amend her petition. On November 14, 2003, plaintiff filed an amended petition, alleging claims against us under the Louisiana Unfair Practices Act, as well as claims for unjust enrichment, fraud and misrepresentation. Another class action was filed in Louisiana on May 5, 2003, entitled Miranda v. Tenet Louisiana, Tenet Healthcare Corp., No. 03 6893, Civil District Court, Orleans Parish. The class action complaint, filed on behalf of all uninsured and partially insured residents of Louisiana who were treated at hospitals affiliated with us in Louisiana since February 1, 1999, alleges that the hospitals charged excessive prices for health care and pharmaceuticals. Plaintiff asserts claims for unjust enrichment, negligent misrepresentation, fraud and misrepresentation, and breach of contract, and seeks compensatory and punitive damages, attorneys' fees and equitable, injunctive and other relief. We filed exceptions seeking to have the complaint dismissed. Plaintiffs then moved to consolidate the Wright and Miranda actions, and the court granted the unopposed motion. We filed exceptions to the consolidated amended petition, which were denied on July 30, 2004. Discovery has commenced, and a class certification hearing is currently scheduled to begin on December 12, 2005.

  •
  Garcia v. Tenet Healthcare Corp., et al., No. 03 008646 CA 18b, which was filed on May 16, 2003 in Broward County, is pending in Florida. Plaintiffs allege, on behalf of themselves and a purported class of uninsured and partially insured patients, that we and/or our affiliated hospitals charged excessive and unlawful prices for medical products, services and pharmaceuticals. The complaint alleges a violation of Florida's Deceptive and Unfair Trade Practices Act and also asserts claims for unfair competition and unjust enrichment, and seeks damages, attorneys' fees, and injunctive and other equitable relief. We filed a motion to dismiss the complaint, which was heard on April 29, 2004. On December 13, 2004, the court entered an order granting in part and denying in part our motion to dismiss. Plaintiffs were given an extension to file their second amended complaint, but have not yet done so.

  •
  Comer v. Tenet Healthcare Corporation, No 03-CP-46-1688, Court of Common Pleas, Sixth Judicial Circuit, York County, was filed in South Carolina on June 19, 2003. The class action has been amended and renamed Atherton v. Tenet Healthcare Corp. & AMISUB of South Carolina, Case No. 03-CP-46-1688. The amended complaint alleges, on behalf of plaintiffs and all "uninsured or self-pay patients" treated at Piedmont Medical Center in York County, South Carolina since January 1, 1997, that the charges at Piedmont Medical Center are excessive and in breach of a contract between York County and the defendant and trustees of the hospital to limit charges at the hospital. In addition to this breach of contract claim, plaintiffs also have alleged claims for unjust enrichment and implied contract for value of goods and services received and seek compensatory and punitive damages, injunctive and other relief. We filed a motion for summary judgment on all claims, which was heard on March 1, 2004. On March 29, 2004, the court granted our motion for summary judgment in its entirety as to all claims asserted by plaintiff. On May 10, 2004, plaintiffs appealed the trial court's summary judgment ruling to the Court of Appeals of the State of South Carolina. A hearing on the appeal has not yet been scheduled.

    A second similar class action was filed in South Carolina on September 13, 2004, entitled Grubb v. Tenet South Carolina, Inc. d/b/a Hilton Head Regional Medical Center, East Cooper Regional Medical Center and Piedmont Medical Center, No 04-CP-07-1660, Court of Common Pleas, Fourteenth Judicial Circuit, Beaufort County. The plaintiff purports to bring this action on behalf of himself and all uninsured patients who received treatment from Tenet South Carolina hospitals and were charged an undiscounted rate during a period of three years prior to the commencement of the action, and "uninsured patients who will receive medical treatment from any of these hospitals in the future." Plaintiff alleges three causes of action for breach of contract, unjust enrichment, and declaratory and injunctive relief, and seeks compensatory and other damages, restitution, an injunction, attorneys' fees, and other relief. The action has been removed to the U.S. District Court for South Carolina, where we filed a motion to dismiss on October 22, 2004. The motion is pending. The plaintiff recently moved to amend his complaint in such a way that will eliminate the basis for the federal court's diversity jurisdiction; therefore, we expect the case will be remanded to state court in March 2005.

    Two additional similar class actions were filed in the Court of Common Pleas, Charleston County, South Carolina on October 7, 2004, entitled Robert A. Singletary, Sr. v. Tenet HealthSystem Medical, Inc., et al., No. 04-CP-10-4212, and Allen Singletary, Jr. v. Tenet HealthSystem Medical Inc., et al., No. 04-CP-10-4211. In each case, the plaintiffs purport to bring the action on behalf of themselves and all other patients of the defendant who did not receive a statutory discount to which plaintiffs and class members were allegedly entitled under S.C. Code Ann. § 38-71-120. More specifically, the Allen Singletary action is asserted on behalf of uninsured patients who would be entitled to the discount; the Robert Singletary case is asserted on behalf of insured patients allegedly eligible for the discount. These lawsuits are virtually identical to actions that have been filed against various hospitals throughout South Carolina. The construction of the state statute at issue will be a matter of first impression.

  •
  Wright v. Tenet Healthcare Corp., No. 002365, Court of Common Pleas, Philadelphia County, was filed on December 17, 2003 on behalf of all Pennsylvania residents who allegedly paid unlawful or unfair prices for prescription drugs or medical products or procedures at hospitals or other medical facilities owned by us and/or our subsidiaries. The complaint alleges causes of action for violation of the Pennsylvania Unfair Trade Practices Act, breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment, and seeks damages, restitution, injunctive relief and attorneys' fees. We filed a motion to dismiss the action on February 26, 2004. In response, plaintiff filed an amended complaint and, subsequently, filed a motion for leave to amend to add a new plaintiff and several additional defendant entities. Plaintiff's second amended complaint was filed on June 28, 2004. The second amended complaint adds a new representative plaintiff to the putative class and adds as defendants seven Philadelphia hospitals that were affiliated with us during the relevant time period and their parent corporation, Tenet HealthSystem Philadelphia, Inc. Plaintiffs voluntarily dismissed from the case Tenet HealthSystem HealthCorp. and Tenet HealthSystem Hospitals. We filed preliminary objections to the second amended complaint on July 22, 2004. On December 2, 2004, the court issued an order dismissing plaintiffs' claim for intentional interference with contract, but otherwise denying our preliminary objections. We expect to file our answer to plaintiffs' second amended complaint on or about March 11, 2005. Plaintiffs have begun discovery related to class certification, and must move for certification by April 30, 2005.

  •
  Fernandez v. Park Plaza Hospital and Tenet Healthcare Corporation, No. 2004-45486, District Court of Harris County, was filed in Texas on August 24, 2004. The complaint is brought on behalf of a purported class of uninsured patients and alleges causes of action for violation of the Texas Deceptive Trade Practices Act, breach of contract, unjust enrichment, and breach of the duty of good faith and fair dealing. The complaint alleges that the defendants charge uninsured patients unreasonable or unconscionable rates that are significantly higher than those paid by insured patients for the same services. On behalf of the purported class, the plaintiff seeks declaratory and injunctive relief, compensatory and punitive damages, restitution and disgorgement, and attorneys' fees. An answer denying the material allegations has been filed, and discovery has commenced.

  •
  Zimmerly v. Tenet HealthSystem SL, Inc., Case No. 042-09386, Circuit Court for the City of St. Louis, was filed in Missouri, and we were served with a complaint on January 11, 2005. The complaint is brought on behalf of a purported class of uninsured patients treated at St. Louis University Hospital during the period January 1, 2000 through the date of trial. The complaint alleges that the hospital's practice of charging uninsured patients higher rates than those paid by insured patients is unlawful. Specifically, the complaint alleges claims for breach of contract, declaratory judgment, breach of the duty of good faith and fair dealing, violation of the Missouri Merchandising Practices Act, unjust enrichment, constructive trust, and injunctive relief. The complaint seeks compensatory and punitive damages, injunctive and declaratory relief, and a constructive trust.

  •
  Sims v. Brookwood Medical Center Hospital, et al., Case No. CV 05 900, Circuit Court of Jefferson County, was filed in Alabama, and we were served with a complaint on February 17, 2005. The complaint is brought on behalf of a purported class of Alabama uninsured patients treated at Brookwood Hospital during the six years prior to the filing of the complaint. The complaint alleges that the hospital's practice of charging uninsured patients higher rates than those paid by insured patients is unlawful. Specifically, the complaint seeks compensatory damages and restitution on plaintiff's breach of contract and unjust enrichment claims, as well as declaratory and injunctive relief. A responsive pleading is due to be filed on or about March 19, 2005.

  State of Florida, Office of the Attorney, Department of Legal Issues, et al. v. Tenet Healthcare Corporation, Case No. 05-20591-CIV (U.S. District Court for the Southern District of Florida, filed March 2, 2005)

        The Attorney General of the State of Florida and 13 Florida county hospital districts, systems and non-profit corporations filed a civil action in federal district court in Miami on March 2, 2005 alleging that Tenet's past pricing policies and receipt of Medicare outlier payments violated federal and Florida state Racketeer Influenced and Corrupt Organizations (RICO) Acts, causing harm to the plaintiffs. The civil complaint asserts claims of RICO violations and unjust enrichment on behalf of the plaintiff hospital systems. The complaint also asserts a claim for violation of the Florida Deceptive and Unfair Trade Practices Act on behalf of the State of Florida and the plaintiff hospital systems. The complaint seeks unspecified amounts of damages (including treble damages under RICO), restitution and disgorgement. We were served with this suit on March 4, 2005. We are vigorously defending the company in this matter.

  Boca Raton Community Hospital, Inc. v. Tenet Healthcare Corporation, Case No. 05-80183-CIV (U.S. District Court for the Southern District of Florida, filed March 2, 2005)

        Plaintiff filed this civil action in federal district court in Miami on March 2, 2005 on behalf of itself and a purported class consisting of most of the acute care hospitals in the United States, alleging that Tenet's past pricing policies and receipt of Medicare outlier payments violated the federal Racketeer Influenced and Corrupt Organizations (RICO) Act, causing harm to plaintiffs. The civil complaint asserts claims of RICO violations, as well as claims of fraud, unjust enrichment and violation of the California Unfair Competition Law. The complaint seeks unspecified amounts of damages (including treble damages under RICO), restitution, disgorgement and punitive damages. We were served with this suit on March 2, 2005. We are vigorously defending the company in this matter.

Securities and Shareholder Matters

  In Re Tenet Healthcare Corporation Securities Litigation, Case No. CV-02-8462-RSWL (U.S. District Court for the Central District of California, Consolidated Second Amended Complaint filed January 15, 2004)

        From November 2002 through January 2003, 20 securities class action lawsuits were filed against Tenet and certain of our officers and directors in the U.S. District Court for the Central District of California and the Southern District of New York on behalf of all persons or entities who purchased our securities during the various class periods specified in the complaints. All of these actions have been consolidated under the above-listed case number in the U.S. District Court for the Central District of California. The procedures of the Private Securities Litigation Reform Act apply to these cases.

        On February 10, 2003, the State of New Jersey was appointed "lead" plaintiff in the consolidated actions and its counsel, the law firm of Schiffrin & Barroway, was appointed as lead class counsel.

        On January 15, 2004, after the court granted in November 2003 defendants' motion to dismiss plaintiffs' first amended complaint for failure to plead fraud with the required particularity, plaintiffs filed their second amended complaint. The named defendants are Tenet Healthcare Corporation, Jeffrey Barbakow, David Dennis, Thomas Mackey, Raymond Mathiasen, Barry Schochet and Christi Sulzbach. Plaintiffs allege that Tenet and the individual defendants made or were responsible for false and misleading statements concerning the company's receipt of Medicare outlier payments and allegedly medically unnecessary heart surgeries at Redding Medical Center, a hospital we owned in Redding, California until July 16, 2004. Plaintiffs have not specified an amount of monetary damages. Defendants' motions to dismiss were filed on March 1, 2004.

        On May 24, 2004, the court heard, and denied, defendants' motions to dismiss. The matter is proceeding with the following claims against the following defendants: (1) securities fraud under Section 10(b) of and Rule 10b-5 under the Securities Exchange Act of 1934 (the "Exchange Act") against Tenet and defendants Barbakow, Dennis and Mackey, (2) control person liability pursuant to Section 20(a) of the Exchange Act against defendants Barbakow, Dennis, Mackey, Mathiasen, Schochet and Sulzbach, (3) insider trading under Section 10(b) of and Rule 10b-5 under the Exchange Act against defendants Barbakow and Mackey, and (4) making false statements in registration statements for our debt offerings under Section 11 of the Securities Act of 1933 and control person liability pursuant to Section 15 of the Securities Act against Tenet and defendants Barbakow, Mackey, Dennis and Mathiasen. On July 6, 2004, all defendants filed answers to the second amended complaint denying all allegations of wrongdoing, setting forth various affirmative defenses and denying any liability for any and all of the causes of action set forth.

        On December 21, 2004, the court granted plaintiffs' motion to certify the following class and subclass: (1) all persons and entities who purchased or otherwise acquired our securities between January 11, 2000 and November 7, 2002, including all persons and entities who purchased or otherwise acquired notes pursuant to our registration statements dated September 13, 2000, November 29, 2001 and December 6, 2001, and who were damaged thereby (the "class"); and (2) all persons and entities who purchased our common stock contemporaneously with defendants Barbakow and Mackey's sales of stock between January 11, 2000 and November 7, 2002 (the "subclass"). Discovery has commenced, and the court has set May 2, 2006 as the date the jury trial will begin.

  Shareholder Derivative Actions

  (1)
  In re Tenet Healthcare Corporation Derivative Litigation, Lead Case No. 01098905 (Superior Court of California, County of Santa Barbara); and

  (2)
  In re Tenet Healthcare Corporation Derivative Litigation, Case No. CV-03-0011 RSWL (U.S. District Court for the Central District of California).

        The above-listed cases are shareholder derivative actions filed against members of our board of directors and senior management by shareholders purporting to pursue their actions on behalf of Tenet and for our benefit. No pre-lawsuit demand to investigate the allegations or bring the action was made on the board of directors. Tenet is also named as a nominal defendant in each of the cases.

        In the California derivative litigation, which involves 10 cases that have been consolidated, the lead plaintiff filed a Consolidated Amended Complaint on March 3, 2003. On May 1, 2003, defendants filed a motion to stay the California derivative litigation in favor of the federal derivative litigation and filed demurrers to all of the causes of action alleged in the Consolidated Amended Complaint. The complaint alleges claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, indemnification and insider trading under California law. The complaint alleges that the individual defendants breached their fiduciary duties and engaged in gross mismanagement by allegedly ignoring indicators of the lack of control over our accounting and management practices, allowing the company to engage in improper conduct, permitting misleading information to be disseminated to shareholders, failing to monitor hospitals and doctors to prevent improper action, and otherwise failing to carry out their duties and obligations to us. The lead plaintiff further alleges that the defendants violated the California insider trading statute because they allegedly knew, but did not disclose, that (1) physicians at hospitals owned by our subsidiaries were routinely performing unnecessary procedures in order to take advantage of Medicare outlier reimbursement, (2) we deliberately raised our prices to take advantage of Medicare outlier reimbursement, (3) our growth was dependent primarily on our continued receipt of Medicare outlier payments, and (4) the rules and regulations related to Medicare outlier payments were being reformed to limit outlier payments, which would have a material negative effect on our revenues and earnings going forward. Plaintiff seeks a declaration that the individual defendants violated their fiduciary duties, compensatory damages plus interest, treble damages under Section 25502.5(a) of the California Corporations Code for insider trading, restitution and disgorgement of profits. On July 22, 2003, the California Superior Court entered an order overruling defendants' demurrer, and granting the motion to stay.

        On June 17, 2004, the court, following a motion by the lead plaintiff to lift the stay, ordered that documents produced in the federal derivative action be produced to the plaintiff upon its request and at its expense. Also on June 17, 2004, the court denied defendants' motion to strike the lead plaintiff's writ of mandate seeking documents and discovery under California Corporations Code Section 1601, and ordered us and the plaintiff to meet and confer regarding a discovery referee to determine the permissible scope of plaintiff's inspection. On January 27, 2005, the court denied another motion to lift the stay filed by the lead plaintiff. The action remains stayed until further order of the court. The next case management conference is scheduled for September 15, 2005.

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

        On May 24, 2004, the court heard all motions to dismiss and granted them in part and denied them in part. As to defendant Barbakow, the court denied the motion to dismiss the claims for alleged violations of Sections 10(b) and 14(a) of and Rules 14a-9 and 10b-5 under the Exchange Act. The court further denied defendant Barbakow's motion to dismiss plaintiffs' claims for breach of fiduciary duty, common law insider trading and misappropriation, unjust enrichment, waste of corporate assets, common law indemnification and abuse of control. The court granted defendant Barbakow's motion to dismiss the claim for contribution under Section 10(b) of the Exchange Act. As to all other defendants, the court granted the motions to dismiss in their entirety.

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

        On July 14, 2004, all defendants moved to dismiss the third amended complaint. After a hearing held on September 13, 2004, the court entered an order denying the motions to dismiss as to all claims except one; the court dismissed with prejudice the claim for insider trading and misappropriation against defendants Bratter, Cloud, DeWald, Focht, Honeycutt, Kerrey and Korn. The matter will thus proceed with the following claims against the following defendants: (1) alleged breach of fiduciary duty against defendants Barbakow, Bratter, Cloud, DeWald, Focht, Honeycutt, Kerrey, Korn, Mackey, Mathiasen and Sulzbach, (2) alleged insider trading and misappropriation in violation of the common law against defendants Barbakow, Mackey, Mathiasen and Sulzbach, (3) alleged unjust enrichment against defendants Barbakow, Mackey, Mathiasen and Sulzbach, (4) alleged violations of Section 10(b) of and Rule 10b-5 under the Exchange Act against defendant Barbakow and (5) alleged violations of Section 14(a) of and Rule 14a-9 under the Exchange Act against defendants Barbakow, Bratter, Cloud, DeWald, Focht, Honeycutt, Kerrey and Korn. Defendants' filed answers to the third amended complaint on October 20, 2004. Discovery has commenced, and the court has set July 11, 2006 as the date the trial will begin.

  SEC Investigation

        The Securities and Exchange Commission initiated a formal investigation of Tenet and certain of our current and former directors and officers, whom the SEC did not specifically identify, by order dated April 22, 2003. The confidential investigation concerns whether our disclosures in our financial reports relating to Medicare outlier reimbursements and stop-loss payments under managed care contracts were misleading or otherwise inadequate, and whether there was any improper trading in our securities by certain of our current and former directors and officers. The securities law provisions implicated include Sections 10(b) and 17(a) of the Exchange Act, Rules 12b-20, 13a-1 and 13a-13 under the Exchange Act, and regulations associated with those statutes and rules.

        The SEC has served a series of document requests and subpoenas for testimony on Tenet and certain of our current and former employees, officers and directors, as well as our independent auditors, and we are cooperating with the government with respect to the investigation.

Redding Medical Center

  Redding OIG Administrative Action

        On August 4, 2003, following an investigation by federal government agencies regarding whether two physicians, who were independent contractors with medical staff privileges at Redding Medical Center, performed medically unnecessary invasive cardiac procedures at the hospital, we reached a settlement with the United States and the State of California in the amount of $54 million. This settlement resolved all civil and monetary administrative claims that the United States may have had under the False Claims Act, the Civil Monetary Penalties Law, the Program Fraud Civil Remedies Act and/or common law theories of payment by mistake, unjust enrichment, breach of contract and fraud arising out of the performance of, and billings for, allegedly medically unnecessary cardiac procedures at Redding Medical Center from January 1, 1997 through December 31, 2002. In addition, the settlement resolves all civil and monetary administrative claims the State of California may have had under California Government Code Section 12650-54 and/or common law theories of payment by mistake, unjust enrichment, breach of contract and fraud arising out of this same alleged conduct. We were informed by the U.S. Attorney's Office for the Eastern District of California that it would not initiate any criminal charges against Redding Medical Center, Tenet HealthSystem Hospitals or us for the conduct covered by the settlement. The settlement had no effect on the civil litigation described below.

        On September 3, 2003, the OIG issued a notice of its intent to exclude Redding Medical Center from participation in the Medicare and Medicaid programs and all other federal health care programs. Subsequently, on December 11, 2003, the OIG agreed to stay further exclusion proceedings against Redding Medical Center, conditioned upon our sale of Redding Medical Center's hospital assets. On July 16, 2004, we sold certain hospital assets of Redding Medical Center to Hospital Partners of America Inc. Redding Medical Center, Inc., our subsidiary that formerly owned the hospital, retained substantially all of its pre-closing liabilities.

  Civil Litigation

        A significant number of civil cases on behalf of approximately 700 to 800 patients were filed following the announcement in October 2002 that the government was investigating whether two physicians, who had staff privileges at Redding Medical Center, had performed medically unnecessary coronary procedures. Although the specific claims varied from case to case, the complaints generally alleged that the physician defendants knowingly performed medically unnecessary coronary procedures on patients and that we knew or should have known that such medically unnecessary procedures were being performed. The actions were coordinated for pretrial purposes in Shasta County, California.

        After a series of pleadings, the court ruled that the plaintiffs were permitted to pursue a negligence claim against us, and also were permitted to pursue their fraud, breach of fiduciary duty, battery and elder abuse claims, but based only upon derivative theories of aiding and abetting and ratification. In addition, although the plaintiffs were permitted to seek compensatory damages, the court struck without prejudice the plaintiffs' requests for punitive damages and attorneys' fees.

        On December 21, 2004, we announced that we had reached an agreement in principle to settle substantially all of the patient litigation against us and our subsidiaries arising out of the allegations set forth in the plaintiffs' complaints. We agreed to, and did, establish a settlement fund by December 31, 2004 of $395 million to be allocated among more than 750 plaintiffs who had filed suit. Substantially all of the individual plaintiffs have ratified the settlement, and the court has held that the settlement was entered into in good faith. A small number of cases relating to this matter remain pending, including:

  (1)
  Corapi v. Chae Moon, M.D., et al., Case No. 147223 (Superior Court of California, County of Shasta, filed November 27, 2002);

  (2)
  Boyd, et al. v. Redding Medical Center, et al., Case No. 149035 (Superior Court of California, County of Shasta, filed June 13, 2003);

  (3)
  Reynolds v. Tenet Healthcare Corp., et al., Case No. 150756 (Superior Court of California, County of Shasta, filed January 20, 2004);

  (4)
  Duffaut v. Tenet Healthcare Corp., et al., Case No. 151946 (Superior Court of California, County of Shasta, filed June 24, 2004);

  (5)
  Case v. Tenet Healthcare Corp., et al., Case No. 152909 (Superior Court of California, County of Shasta, filed October 28, 2004); and

  (6)
  Giannotti v. Tenet Healthcare Corp., et al., Case No. 152911 (Superior Court of California, County Shasta, filed October 28, 2004).

        We have sought recovery under our excess professional and general liability insurance policies for up to $275 million of our settlement of the Redding claims, but our insurance carriers have raised objections to coverage under our policies. We are pursuing all means available against the insurance carriers in seeking coverage, including, where permitted, filing arbitration demands. Our excess professional and general liability insurance policies covering occurrences prior to June 1, 2003 and having total limits of $275 million with three carriers, are single aggregate policies. Any limits paid, in whole or in part, could deplete or reduce the excess limits available to pay any other serious claims applicable to this policy period.

  California Qui Tam Action

    State of California ex rel. John Corapi, et al. v. Tenet Healthcare Corporation, et al. (Superior Court of California, County of Shasta, filed under seal November 5, 2002, First Amended Complaint filed January 25, 2005)

        This qui tam action was brought under California Insurance Code Section 1871.7 et seq., which allows "interested persons" to file sealed complaints for allegedly fraudulent billings to private insurers. The complaint generally alleges that false claims for payments were made to private insurers for allegedly medically unnecessary procedures performed at Redding Medical Center. Both the California Department of Insurance and the District Attorney of Shasta County, California have declined to intervene in this action. The action was unsealed in October 2004 and, subsequently, was served on the defendants. The plaintiff filed a first amended complaint on January 25, 2005. On February 1, 2005, the court denied our motion to stay the action until completion of the federal criminal proceedings pending against the individual physician co-defendants, but granted a complete stay to those co-defendants. We filed demurrers to plaintiff's first amended complaint on February 18, 2005, and a hearing on the demurrers is scheduled for April 18, 2005. No discovery has taken place, and no trial date has been set.

Medicare Coding

  United States v. Tenet Healthcare Corp., et al, Case Nos. CV-03-206-GAF, CV-04-857-GAF and CV-04-859-GAF (U.S. District Court for the Central District of California)

        The U.S. Department of Justice, in conjunction with the OIG, has been investigating certain hospital billings to Medicare for inpatient stays reimbursed pursuant to diagnosis-related groups ("DRG") 79 (pneumonia), 415 (operating room procedure for infectious and parasitic diseases), 416 (septicemia), and 475 (respiratory system diagnosis with mechanical ventilator). The investigation is believed to have stemmed initially from the government's nationwide pneumonia "upcoding" initiative and focuses on 103 acute care hospitals owned or acquired by our subsidiaries during the period September 1992 through December 1998. On January 9, 2003, the government filed a lawsuit in the U.S. District Court for the Central District of California in regard to this matter, alleging violations of the federal False Claims Act and various common law theories of liability. The government seeks treble damages and other relief, including punitive damages. At December 31, 2004, we had an accrual of $34 million, recorded in prior years, for this matter.

        On November 19, 2003, the District Court (1) granted our motion to dismiss for failure to plead fraud with the requisite particularity, with leave to amend, (2) granted, in part, our motion to sever, with leave to amend, and (3) dismissed, with prejudice, the government's claims for unjust enrichment, disgorgement and recoupment. Pursuant to the District Court's order, on February 6, 2004, the government filed a Second Amended Complaint and two additional related complaints against us and various subsidiaries alleging successor liability for claims submitted by the hospitals' prior owners. On July 19, 2004, we answered the complaints relating to Case Nos. CV-03-206-GAF and CV-04-859-GAF, and, on November 1, 2004, we answered the complaint relating to Case No. CV-04-857-GAF. Discovery has commenced and the trials are set to begin March 6, 2007.

  Desert Regional Medical Center Comprehensive Cancer Center

        In April 2004, we received a voluntary document request from the U.S. Attorney's Office for the Central District of California seeking, among other items, information from 1993 to April 12, 2004 about coding and billing practices at the Comprehensive Cancer Center at our Desert Regional Medical Center in Palm Springs, California. The request seeks specific information related to 353 patient records. Salick Health Care Inc., an entity not owned by us, manages the Comprehensive Cancer Center. We have operated Desert Regional Medical Center since June 1997 under a long-term lease with the Desert Healthcare District. We are cooperating with the document request.

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

  Wage and Hour Actions

        On September 28, 2004, the court granted our petition to coordinate two pending wage and hour actions, McDonough, et al. v. Tenet Healthcare Corporation and Tien, et al. v. Tenet Healthcare Corporation, in Los Angeles Superior Court. The McDonough case was originally filed on June 24, 2003 in San Diego Superior Court and the Tien case was originally filed on May 21, 2004 in Los Angeles Superior Court. We will now be defending in a single court this proposed class action lawsuit alleging that our hospitals violated certain provisions of the California Labor Code and applicable California Industrial Welfare Commission Wage Orders with respect to meal breaks, rest periods and the payment of one hour's compensation for meal breaks or rest periods not taken. The complaint in the Tien case also alleges that we have not included certain payments in the regular rate of pay that is used for purposes of calculating overtime, and that we have not paid a double time premium when employees work in excess of 12 hours in a day. The plaintiffs seek to certify this action on behalf of virtually all nonexempt employees of our California subsidiaries.

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

  People's Health Network Investigation

        In October 2003, People's Health Network, or PHN, an unconsolidated New Orleans health plan management services provider in which one of our subsidiaries holds a 50% membership interest, received two subpoenas from the U.S. Attorney's office in New Orleans seeking certain records from January 1, 1999 to October 9, 2003. The first subpoena, received October 3, 2003, seeks documents including articles of incorporation and bylaws, membership data, agendas and minutes of meetings, and policy manuals from PHN and additional documents related to several New Orleans-area independent physician associations that also hold membership interests in PHN. The second subpoena, received on October 14, 2003, seeks information on patients who were admitted to a rehabilitation unit and members for whom inpatient rehabilitation services were ordered, recommended or requested, and subsequently denied. On November 21, 2003, PHN received two additional subpoenas from the U.S. Attorney's Office in New Orleans. One of the subpoenas to PHN seeks documents and information from January 1, 1999 to October 9, 2003 related to payments to and contractual matters related to physicians and others, as well as third-party reviews of denials of services. The second subpoena to PHN seeks various documents, including agendas, minutes, bylaws, membership data and policies, from June 1, 2002 to November 19, 2003, related to certain medical staff committees and other medical staff entities. On September 9, 2004, PHN received an additional subpoena from the U.S. Attorney's Office in New Orleans seeking various documents, including medical policies and practice guidelines.

        On November 21, 2003, the U.S. Attorney's Office in New Orleans also issued a related subpoena to Memorial Medical Center, a New Orleans hospital owned by one of our subsidiaries. That subpoena seeks various documents, including agendas, minutes, bylaws, membership data and policies, from June 1, 2002 to November 19, 2003, related to certain medical staff committees and other medical entities.

        We are cooperating with the government with respect to this matter, and continue to provide certain information requested by the government.

  Centinela Home Health Care Investigation

        On April 13, 2004, we received a voluntary document request from the U.S. Attorney's Office for the Central District of California that primarily seeks information from January 1, 2003 to April 13, 2004 about the relationship between Centinela Hospital Medical Center in Inglewood, California, which we sold in November 2004, and Allied Homecare Consultants Inc., an independent home health placement service. We are cooperating with the request.

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

        On August 3, 2004, we received a voluntary request from the U.S. Attorney's Office in St. Louis, Missouri seeking, among other things, documents regarding physician relocation agreements at four St. Louis area hospitals—two of which we no longer own—as well as Twin Rivers Regional Medical Center. The voluntary request also seeks additional information regarding certain admissions and medical procedures at Twin Rivers. We are cooperating with the government with respect to this matter.

  Congressional Investigations

        On September 5, 2003, Senator Charles E. Grassley, chairman of the Senate Finance Committee, notified us that the Committee is investigating Tenet and requested documents relating to Redding Medical Center, Medicare outlier payments, patient care and other matters. Since such time, we have received additional requests from the Senate Finance Committee, including requests for quality reviews at certain hospitals. We are cooperating with the Committee with respect to this investigation.

        Twenty large health care systems in the United States, including us, received a letter dated July 16, 2003 from the U.S. House of Representatives, Committee on Energy and Commerce, seeking documents related to hospital billing practices and their impact on the uninsured. Specifically, the Committee, through its Subcommittee on Oversight and Investigations, is conducting an investigation into the "sophisticated and complicated forces driving health care financing, including government entitlements, managed care, rising costs, and shrinking public funds." The Subcommittee is seeking input from each of the major health care systems to analyze the impact these competing forces have on the uninsured patient population. To that end, the Subcommittee conducted a hearing on the issues on June 24, 2004. Trevor Fetter, our president and chief executive officer, provided testimony to the Subcommittee at that hearing, and then provided responses to additional questions posed by the Subcommittee in writing after the hearing. We continue to cooperate with the Subcommittee with respect to this investigation, and have provided the Subcommittee with additional information since the June 2004 hearing.

  Internal Revenue Service

        The Internal Revenue Service has completed an examination of our federal income tax returns for the fiscal years ended May 31, 1995, 1996 and 1997, and has issued a Revenue Agent's Report in which it proposes to assess an aggregate tax deficiency for the three-year audit period of $157 million plus interest of approximately $138 million through December 31, 2004, before any federal or state tax benefit. The Revenue Agent's Report contains several disputed adjustments, including the disallowance of a deduction for a portion of the civil settlement we paid to the federal government in June 1994 related to our discontinued psychiatric hospital business and a disputed adjustment with respect to the timing of the recognition of income for tax purposes pertaining to Medicare and Medicaid net revenues. We have filed a protest with the Appeals Division of the Internal Revenue Service. In the event that these issues cannot be resolved successfully with the Appeals Division, we may further appeal the findings by filing a petition for redetermination of a deficiency with the Tax Court or by filing a claim for refund in U.S. District Court or in the Court of Federal Claims. In order to file a claim for refund in U.S. District Court or in the Court of Federal Claims, all disputed taxes plus interest must be paid prior to filing the claim. We believe we have adequately provided for all tax matters in dispute related to the Revenue Agent's Report for the fiscal years ended May 31, 1995, 1996 and 1997 as of December 31, 2004.

        In addition, the Internal Revenue Service has commenced an examination of our tax returns for the fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002. We presently cannot determine the ultimate resolution of this examination.

  Florida Medical Center

        Following a January 26, 2005 survey of our Florida Medical Center hospital in Ft. Lauderdale by the Florida Department of Children and Families (DCF) and Florida's Agency for Health Care Administration (AHCA), on February 14, 2005, DCF suspended the hospital's authority to receive involuntary psychiatric patient admissions under the Baker Act, a Florida state law that governs the involuntary admission of psychiatric patients to a hospital. Reports issued by DCF and AHCA cited hospital deficiencies in two principal areas: (1) the transportation of Baker Act patients; and (2) completion of medical record documentation and forms required by the Baker Act. On March 1, 2005, we received a voluntary request for documents from the Florida Attorney General's Medicaid Fraud Control Unit Office in Ft. Lauderdale. The request seeks medical records and billing information for Medicaid patients admitted to Florida Medical Center's psychiatric unit from January 2004 to the present, as well as certain information concerning patients admitted to the hospital under the Baker Act. We are cooperating with all of these state agencies in connection with their reviews, and we are working with DCF to have Baker Act receiving authority reinstituted at Florida Medical Center.

  Managed Care Insurance Disputes

        We recently resolved our disputes with several managed care plans regarding charges at facilities owned by our subsidiaries and the impact of those charges on stop-loss and other payments. In particular, as announced on February 14, 2005, we resolved a payment dispute involving our California hospitals by entering into a settlement agreement with Health Net, Inc. We and our subsidiaries continue to be engaged in disputes with managed care plans, although our charges and their influence on contract provisions are less frequently the focus of these disputes. For the most part, the issues raised in these contract interpretation and rate disputes are commonly encountered by other providers in the health care industry.

  Medical Malpractice and Other Ordinary Course Matters

        In addition to the matters described above, we are subject to claims and lawsuits in the ordinary course of business. The largest category of these relate to medical malpractice. While most medical malpractice claims arise as separate legal actions, more than 100 individual lawsuits were filed by one law firm in Palm Beach County Circuit Court against Palm Beach Gardens Medical Center in Florida, claiming damages arising as a result of alleged postoperative infections. On December 23, 2004, we announced that our subsidiary that operates Palm Beach Gardens Medical Center had agreed in principle to settle all of these lawsuits, and, by the end of December, we paid $31 million into a settlement fund for the plaintiffs and their counsel. All of the plaintiffs have since executed individual settlement agreements, and we expect dismissal of all of the suits by the end of March 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "THC." The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock on the New York Stock Exchange.

	High	Low
Year Ended December 31, 2004
First Quarter	$18.73	$9.15
Second Quarter	13.43	10.43
Third Quarter	13.41	9.85
Fourth Quarter	12.45	9.95
Year Ended December 31, 2003
First Quarter	$19.25	$16.30
Second Quarter	17.47	11.47
Third Quarter	16.40	11.32
Fourth Quarter	16.20	12.35

        On February 28, 2005, the last reported sales price of our common stock on the New York Stock Exchange composite tape was $10.91 per share. As of that date, there were approximately 9,296 holders of record of our common stock.

        We have not paid cash dividends on our common stock since the first quarter of fiscal 1994, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain earnings, if any, for the future operation and development of our business. In addition, our one-year letter of credit facility contains provisions that may have the effect of limiting or prohibiting the payment of dividends from time to time.

        Please see Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management, for information regarding securities authorized for issuance under equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

OPERATING RESULTS

        In March 2003, our board of directors approved a change in our fiscal year from a fiscal year ending on May 31 to a fiscal year that coincides with the calendar year, effective December 31, 2002. The following table presents selected audited consolidated financial data for Tenet Healthcare Corporation and its wholly owned and majority-owned subsidiaries for the years ended December 31, 2004 and 2003, the seven-month transition period ended December 31, 2002, and the years ended May 31, 2002 through 2000.

        The selected financial data presented below are not necessarily indicative of our future financial position or results of operations. Reasons for this include, but are not limited to (1) our voluntary adoption of a new method for calculating Medicare outlier payments effective January 1, 2003, and subsequent new regulations governing the calculation of such payments, (2) future changes in Medicare regulations, (3) the timing and magnitude of negotiations and resolutions of disputes with managed care companies, (4) fluctuations in revenue allowances and discounts, including the impact of phasing in the discounting components of our Compact with Uninsured Patients, (5) the increase in the number of patients who are uninsured, (6) our ability to collect our accounts receivable, particularly in light of recent trends in patient accounts receivable collectibility and associated increases in provisions for doubtful accounts, (7) levels of malpractice expense and settlement trends, (8) the ultimate resolution of investigations and lawsuits and (9) changes in interest rates, tax rates, occupancy levels and patient volumes. Other items include the effects of impairment and restructuring charges, losses from early extinguishment of debt, and other disposals of facilities and other assets, all of which have also occurred during some or all of the periods presented in the below table.

	Years ended December 31
			Seven months ended December 31, 2002	Years ended May 31
	2004	2003		2002	2001	2000
	(In Millions, Except Per-Share Amounts)
Net operating revenues	$9,919	$10,146	$6,069	$9,734	$8,419	$8,054
Operating expenses:
Salaries and benefits	4,325	4,239	2,341	3,837	3,332	3,242
Supplies	1,724	1,602	870	1,371	1,174	1,149
Provision for doubtful accounts	1,205	1,135	478	710	596	619
Other operating expenses	2,231	2,108	1,211	1,909	1,756	1,748
Depreciation	368	360	206	347	319	316
Goodwill amortization	—	—	—	85	83	79
Other amortization	20	20	13	23	20	22
Impairment of long-lived assets and goodwill	1,236	1,278	9	76	55	216
Restructuring charges	36	106	13	23	88	95
Costs of litigation and investigations	74	282	—	—	—	—
Loss from early extinguishment of debt	13	—	4	383	56	—

Operating income (loss)	(1,313)	(984)	924	970	940	568
Interest expense	(333)	(294)	(144)	(324)	(452)	(477)
Investment earnings	20	16	13	31	35	22
Minority interests	3	(21)	(10)	(24)	(6)	(14)
Net gains on sales of facilities, long-term investments and subsidiary common stock	10	16	—	—	28	49
Impairment of investment securities	—	(5)	(64)	—	—	—

Income (loss) before income taxes	(1,613)	(1,272)	719	653	545	148
Income tax (expense) benefit	(184)	228	(289)	(319)	(238)	(101)

Income (loss) from continuing operations, before discontinued operations and cumulative effect of accounting change	$(1,797)	$(1,044)	$430	$334	$307	$47

Basic earnings (loss) per common share from continuing operations	$(3.85)	$(2.24)	$0.89	$0.68	$0.64	$0.10

Diluted earnings (loss) per common share from continuing operations	$(3.85)	$(2.24)	$0.87	$0.66	$0.63	$0.10

        All periods have been adjusted to reflect a 3-for-2 stock split declared in May 2002 and distributed on June 28, 2002.

BALANCE SHEET DATA

	December 31			May 31
	2004	2003	2002	2002	2001	2000
	(In Millions)
Working capital (current assets minus current liabilities)	$1,862	$1,854	$1,385	$829	$1,060	$1,682
Total assets	10,078	12,298	13,796	13,803	12,995	13,161
Long-term debt, net of current portion	4,395	4,039	3,872	3,919	4,202	5,668
Shareholders' equity	1,732	4,361	5,824	5,697	5,153	4,142

CASH FLOW DATA

	Years ended December 31
			Seven months ended December 31, 2002	Years ended May 31
	2004	2003		2002	2001	2000
	(In Millions)
Net cash provided by (used in) operating activities	$(82)	$838	$1,126	$2,315	$1,818	$869
Net cash used in investing activities	(12)	(333)	(389)	(1,227)	(574)	(36)
Net cash provided by (used in) financing activities	129	(96)	(565)	(1,112)	(1,317)	(727)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS

INTRODUCTION TO MANAGEMENT'S DISCUSSION AND ANALYSIS

        The purpose of this section, Management's Discussion and Analysis of Financial Condition and Results of Operations, is to provide a narrative explanation of our financial statements that enables investors to better understand the Company, to enhance our overall financial disclosures, to provide the context within which financial information may be analyzed, and to provide information about the quality of, and potential variability of, our earnings and cash flows. This information should be read in conjunction with the accompanying consolidated financial statements. It includes the following sections:

  •
  Executive Overview

  •
  Sources of Revenue

  •
  Results of Operations

  •
  Liquidity and Capital Resources

  •
  Off-Balance Sheet Arrangements

  •
  Recently Issued Accounting Standards

  •
  Critical Accounting Estimates

EXECUTIVE OVERVIEW

  SIGNIFICANT CHANGES AND INITIATIVES

        During 2004, we continued to focus on the development and execution of our operating strategies, including initiatives we introduced during the year ended December 31, 2003. Management is dedicated to improving our patients', shareholders' and other stakeholders' confidence in us. We believe we will do that by providing quality care and generating positive growth and earnings at our hospitals.

        Key initiatives and developments during 2004 included:

  •
  Proposed Divestitures—In January 2004, we announced a major restructuring of our operations involving the proposed divestiture of 27 general hospitals (19 in California and eight others in Louisiana, Massachusetts, Missouri and Texas). As of December 31, 2004, we had completed the divestiture of 18 of the 27 hospitals and entered into a definitive agreement for the sale of four more. We continue to work toward entering into definitive agreements to divest the remaining facilities in the plan, with transaction closings to take place as soon as possible. In addition to the restructuring program we announced in January 2004, we completed several other hospital divestitures in 2004 including our general hospital in Barcelona, Spain, certain hospital assets of Redding Medical Center in Redding, California and Medical College of Pennsylvania Hospital ("MCPH") in Philadelphia, Pennsylvania. We also allowed our leases at Century City Hospital in Los Angeles, California and Suburban Medical Center in Paramount, California to expire and closed Northshore Psychiatric Hospital in Slidell, Louisiana. Our continuing operations, beginning in the fourth quarter of 2004, include only our core group of 69 general hospitals that will remain after all previously announced divestitures are completed. By focusing our financial and management resources on the 69 general hospitals that will remain, we expect to create a stronger company with greater potential for long-term growth.

  •
  Settlement of Litigation—In December 2004, we reached an agreement to settle substantially all of the patient litigation against us and our subsidiaries arising out of the allegations of medically unnecessary coronary procedures performed at Redding Medical Center for $395 million. We also settled all of the patient litigation against us arising as a result of alleged postoperative infections at Palm Beach Gardens Medical Center for $31 million, which we paid in December 2004. These settlements demonstrate the progress we have made to put some of our legal challenges related to past events behind us.

  •
  Discounts for Uninsured Patients—In March 2004, we announced that, where permitted by state law, we would be implementing managed care-style discounts for most of our uninsured patients under our Compact with Uninsured Patients ("Compact"). The discounts for uninsured patients began to be phased in during the second quarter of 2004 at many of our hospitals and were in effect at 40 of our 69 general hospitals at the end of the year. Of the remaining 29 hospitals, 17 implemented the Compact during the first quarter of 2005; however, we are still evaluating and addressing legal and other issues that may limit our ability to implement the discounting components of the Compact at our hospitals in Texas.

  •
  Corporate Headquarters Relocation—On May 6, 2004, we announced that we would move our corporate headquarters to Dallas, Texas as part of our ongoing effort to improve organizational effectiveness. Effective January 3, 2005, our headquarters were officially moved to Dallas; however, certain functions continue to be systematically transferred to Dallas from our Santa Barbara offices, which will close by the end of June 2005.

  •
  Opening of Two New Hospitals—In June 2004, we completed construction of and opened two new hospitals, the 90-bed Saint Francis Hospital—Bartlett in Bartlett, Tennessee, a suburb of Memphis, and the 118-bed Centennial Medical Center in Frisco, Texas, a suburb of Dallas.

  •
  Appointment of New Members to our Board of Directors—In March and June 2004, respectively, we announced that Richard R. Pettingill and James A. Unruh had joined the company's board of directors as independent members. Mr. Pettingill was also appointed to the compensation and quality, compliance and ethics committees of the board, and Mr. Unruh was appointed to the audit and nominating and corporate governance committees of the board. Mr. Pettingill currently serves as the president and chief executive officer of Allina Hospitals & Clinics, a not-for-profit network of hospitals, clinics and other health care services based in Minneapolis. He also serves as a director for Allina, Minnesota Hospital Association, Safest in America and Minnesota Business Partnership. Mr. Unruh currently serves as principal of Alerion Capital Group, a private equity firm based in Phoenix. He also serves as a director of Prudential Financial Inc.

  •
  Consolidation of Operating Regions—In July 2004, we consolidated our operating regions from five to four in an effort to continue streamlining our operational structure as we build our future around 69 hospitals. Our four regions are California, Central Northeast-Southern States, Florida-Alabama and Texas-Gulf Coast, all of which report directly to our chief operating officer.

  SIGNIFICANT CHALLENGES

        We believe we made progress this year in building a foundation for sustainable future growth, but our results were disappointing in the areas of volume and provision for doubtful accounts. Our performance was impacted by a combination of challenges specific to us and significant industry trends. Below is a summary of these items:

  Company Specific Challenges

        Volume decline—Admissions and outpatient visits decreased from the prior year on a total-hospital and same-hospital basis. A portion of the decrease was attributable to the sale or closure of certain home health agencies, hospices, clinics and skilled nursing and rehabilitation units during 2004, and the impact of various hurricanes in the southeastern United States. We believe other reasons for the volume declines include a milder flu season this year compared to last year, the impact of our litigation and government investigations, physician attrition and managed care contract negotiations or terminations.

        Litigation and investigations—We continue to defend against a significant amount of litigation and are cooperating with a number of governmental investigations; however, we also seek to resolve certain matters without litigation when appropriate and cost effective. See Note 14 to the Consolidated Financial Statements for a summary of these matters and Part I, Item 3, Legal Proceedings, for more detailed information.

        Effective Reimbursement Rates—Pressure from payers also affects our business. We strive to ensure that we are appropriately compensated for the services we provide, but third-party payers continue to ask us to accept lower rates of payment even in the face of rising medical costs. While government regulations determine the amounts we receive for care provided through government programs, we continue to negotiate with managed care payers for adequate and timely reimbursement for our services. We continue to strive to reduce the impact of gross charges on our contractual rates; however, certain payers are unwilling to accept such a change without a reduction in overall net reimbursement to unacceptable levels. Also, we have disputes with a number of third-party payers over payment for past services.

        Impairments of long-lived assets and goodwill—As a result of our recent financial trends and the current outlook for our future operating performance, we recorded goodwill and long-lived asset impairment charges of approximately $1.2 billion during the fourth quarter of 2004.

  Significant Industry Trends

        Provision for doubtful accounts— Like others in the health care industry, we also have experienced an adverse change in our business mix and operating results as the level of uninsured and underinsured patients continued to grow. We believe this trend is due to a combination of broad economic factors, including unemployment levels, reductions in state Medicaid budgets, increasing numbers of individuals and employers who choose not to purchase insurance, and an increased burden of co-payments and deductibles to be made by patients instead of insurers. Additionally, many of these patients, who delay or do not seek routine medical care because of the costs, are being admitted through the emergency department and often require more costly care, resulting in higher billings, which are the least collectible of all accounts. Although our Compact is expected to reduce our accounts receivable and provision for doubtful accounts recorded in our consolidated financial statements, it is not expected to mitigate the net economic effects of treating such patients. In addition, we cannot predict how the Compact will affect the collectibility of those accounts.

        Providing quality patient care in a competitive and highly regulated environment—The industry as a whole is challenged by the difficulty of providing quality patient care in a competitive and highly regulated environment. We believe our Commitment to Quality ("C2Q") initiative should help to position us competitively to meet these challenges. The initiative is designed to (1) improve patient safety and evidence-based practice, (2) support physician excellence, (3) improve the practice and leadership of nursing, and (4) facilitate improved patient flow and care delivery. A year has passed since we formally launched our C2Q initiative with a series of hospital-based pilot programs. At December 31, 2004, 42 of our hospitals had completed the initial eight-week "transformation" phase and 10 hospitals were in process. We plan to complete the full initial implementation of our C2Q initiative by the end of 2005. At most hospitals that have completed the initial eight-week transformation phase, we have seen various levels of reductions in emergency room wait times, increases in on-time starts in the operating rooms, and improved bed management and care coordination.

        Cost Pressures—A significant cost pressure facing us and the industry in general is the ongoing increase in labor costs due to a nationwide shortage of nurses and the enactment of state laws regarding nurse-staffing ratios. The nursing shortage is more serious in certain specialties and in certain geographic areas than others, including several areas in which we operate hospitals, and has resulted in increased costs for nursing personnel. State-mandated nurse-staffing ratios adversely affect not only our labor costs, but, if we are unable to hire the necessary number of nurses to meet the required ratios, they may also cause us to limit patient admissions with a corresponding adverse effect on our net operating revenues. The vast majority of hospitals in California, including our hospitals, are not at all times meeting the state-mandated nurse-staffing ratios that went into effect on January 1, 2004. We have, however, gradually improved our monthly compliance and strive to make continued improvements into 2005.

        We cannot predict the degree to which we will be affected by the future availability or cost of nursing personnel, but we expect to continue to experience significant wage and benefit pressures created by the current nursing shortage throughout the country and escalation in state-mandated nurse-staffing ratios. In November 2004, California delayed its next increase in the mandated ratios until at least 2008, which will abate some of the anticipated cost increases in 2005. Nevertheless, we may be required to enhance wages and benefits to recruit and retain nurses. We may also be required to increase our use of temporary personnel, which is typically more expensive. Significant efforts are being invested in workforce development with local schools of nursing and in recruitment of experienced nurses.

  RESULTS OF OPERATIONS—OVERVIEW

        Our results of operations for the last two years reflect the challenges we have faced in restructuring our operations to focus on a smaller group of general hospitals. We believe the actions we have taken will help to return us to profitability; however, the process will take time and our turnaround timeframe is hampered by industry trends that negatively affect our revenue growth and operating expenses. Our future profitability depends significantly on volume growth, reimbursement levels and cost control. Below are some of the highlights from 2004 compared to 2003:

  •
  Net inpatient revenue per patient day and per admission increased by 0.7% and 1.2%, respectively, despite the implementation, during the last half of the year, of our discounting of self-pay charges under the Compact.

  •
  Net outpatient visits and outpatient revenue decreased by 4.3% and 4.7%, respectively.

  •
  Two material patient litigation matters (Redding and Palm Beach Gardens) were settled in the fourth quarter of 2004, resulting in charges to our operations.

  •
  We refinanced debt and increased liquidity through private placements of debt, pushing our next major maturity out to December 2011, after various debt extinguishments in the first quarter of 2005.

  •
  Cash used in operating activities was $82 million (prior to capital expenditures and asset sale proceeds), which included payments for restructuring, litigation and settlement costs of $280 million and a use of cash in our discontinued operations of $408 million, which included a $395 million legal settlement related to Redding Medical Center.

  •
  Loss per diluted share from continuing operations increased $1.61 to $(3.85), reflecting lower revenues due to lower volumes and the closure or sale of certain home health agencies, hospices, clinics and skilled nursing facilities and rehabilitation units and establishing a valuation allowance on deferred tax assets associated with continuing operations of $480 million.

Results of operations—Year ended December 31, 2003 compared to the fiscal year ended May 31, 2002

  •
  Net inpatient revenue per admission was $9,401 in the year ended December 31, 2003 compared to $9,449 in the year ended May 31, 2002. This decrease is primarily due to the lower outlier revenue beginning January 1, 2003.

  •
  Patient days and admissions increased by 4.2% and 5.4%, respectively, in 2003.

  •
  Loss per diluted share from continuing operations was $(2.24) in the year ended December 31, 2003 compared to earnings per share of $0.66 in the year ended May 31, 2002. This decrease reflects lower outlier revenue and increased charges recorded for impairment and restructuring and litigation and investigations.

  •
  We recorded a loss from early extinguishment of debt of $383 million during the year ended May 31, 2002 in connection with the repurchases of $3.7 billion of debt.

  •
  Cash flow from operations decreased to $838 million in the year ended December 31, 2003 from $2.3 billion in the year ended May 31, 2002, primarily due to lower net revenues and declining cash flow performance from our hospitals included in discontinued operations.

        The table below shows the pretax and after-tax impact on continuing operations of (1) additional provision for doubtful accounts, (2) goodwill amortization, (3) impairment of long-lived assets and goodwill, (4) restructuring charges, (5) costs of litigation and investigations, (6) loss from early extinguishment of debt, (7) net gains on sales of facilities, long-term investments and subsidiary common stock, and (8) impairment of investment securities for the years ended December 31, 2004 and 2003, the seven months ended December 31, 2002, and the year ended May 31, 2002:

	Years ended December 31
			Seven months ended December 31, 2002
				Year ended May 31, 2002
	2004	2003
	(In Millions, Except Per-Share Amounts)
Additional provision for doubtful accounts	$(196)	$(166)	$—	$—
Goodwill amortization	—	—	—	(85)
Impairment of long-lived assets and goodwill	(1,236)	(1,278)	(9)	(76)
Restructuring charges	(36)	(106)	(13)	(23)
Costs of litigation and investigations	(74)	(282)	—	—
Loss from early extinguishment of debt	(13)	—	(4)	(383)
Net gains on sales of facilities, long-term investments and subsidiary common stock	10	16	—	—
Impairment of investment securities	—	(5)	(64)	—

Pretax impact	$(1,545)	$(1,821)	$(90)	$(567)
Deferred tax asset valuation allowance	$(480)	$—	$—	$—
Total after-tax impact	$(1,731)	$(1,385)	$(56)	$(380)
Diluted per-share impact of above items	$(3.71)	$(2.97)	$(0.11)	$(0.76)
Diluted earnings (loss) per share, including above items	$(3.85)	$(2.24)	$0.87	$0.66

  LIQUIDITY AND CAPITAL RESOURCES—OVERVIEW

        Net cash used in operating activities was $82 million in the year ended December 31, 2004 compared to net cash provided by operating activities of $838 million in the year ended December 31, 2003. The principal reasons for the change were increased net losses, the payment of litigation settlements and the impact of changes in certain working capital components.

        Proceeds from the sales of facilities, long-term investments and other assets during the year ended December 31, 2004 aggregated $431 million. The proceeds from the actual and anticipated divestitures of our domestic hospitals and our hospital in Barcelona, Spain in the year ended December 31, 2004 and any anticipated tax benefits associated with such divestitures should further bolster our liquidity. We expect a significant portion of the proceeds to be received in the form of tax refunds from anticipated tax losses that will result from these divestitures.

        In June 2004, we issued $1 billion of senior notes due in 2014 and subsequently used a portion of the $954 million of net proceeds, after deducting discounts and related expenses, to repurchase $552 million of senior notes due in 2006 through 2008.

        On December 31, 2004, we terminated our then-existing credit agreement and replaced it with a new $250 million, one-year secured letter of credit facility. The new facility provides for the issuance of up to $250 million in letters of credit and does not provide for any cash borrowings. The new facility is secured by the stock of certain of our subsidiaries and cash collateral equal to 105% of the facility amount (approximately $263 million reflected as restricted cash on the consolidated balance sheet). In January 2005, we sold $800 million of unsecured 9 1/4% senior notes with registration rights in a private placement. The net proceeds from the sale of the senior notes were approximately $773 million after deducting discounts and related expenses. We used the proceeds in February 2005 to redeem our remaining $400 million outstanding senior notes due in 2006 and 2007, and for general corporate purposes. From time to time, we expect to engage in various capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at the time.

        We are currently in compliance with all covenants in our letter of credit facility and the indentures governing our senior notes. (See Note 6 to the Consolidated Financial Statements.) At December 31, 2004, we had approximately $216 million of letters of credit outstanding under the letter of credit facility, which was fully collateralized by the $263 million of restricted cash. In addition, we had $654 million of unrestricted cash and cash equivalents on hand.

  OUTLOOK

        We have implemented a variety of programs and initiatives, previously announced and discussed herein, in an effort to address the various challenges that we presently face. However, we do not anticipate significant improvement in operating performance to be achievable in 2005 because overcoming many of these challenges will require time. These challenges include, but are not limited to, ongoing issues resulting from our prior pricing strategy, provisions for doubtful accounts, reduced net cash flow from operations, and the need to resolve a number of government investigations and legal actions. We believe that our decision to divest all but 69 of our hospitals, the consolidation of our regions, our ongoing program to reduce costs and enhance operating performance, and our clinical quality initiatives will ultimately position us to report improved results of operations. Our hospitals that have already been sold or that are scheduled for divestiture are expected to generate negative cash flow, excluding sales proceeds, in the aggregate, during the entire sale process time period, and the expected long-term benefits of our cost-saving initiatives will be temporarily offset by restructuring costs, costs to implement our planned initiatives, and other costs. In the long term, however, we believe the prospects for the 69 hospitals that we will continue to operate are positive as a whole, relative to their current levels, and the restructuring and other initiatives we have undertaken will position us to improve our future financial performance.

SOURCES OF REVENUE

        We receive revenues for patient services from a variety of sources, primarily, the federal Medicare program, state Medicaid programs, managed care payers (including preferred provider organizations and health maintenance organizations), indemnity-based health insurance companies, and self-pay patients (patients who do not have health insurance and are not covered by some other form of third-party arrangement).

        The table below shows the sources of net patient revenues for our general hospitals, expressed as percentages of net patient revenues from all sources:

	Years ended December 31
				Seven months ended December 31, 2002
	2004	2003	Increase (Decrease)(1)		Year ended May 31, 2002
Medicare	26.1%	25.1%	1.0%	28.5%	29.6%
Medicaid	7.4%	7.7%	(0.3)%	6.4%	6.5%
Managed care(2)	49.7%	51.0%	(1.3)%	50.0%	47.4%
Indemnity, self-pay and other	16.8%	16.2%	0.6%	15.1%	16.5%

(1)
The change is the difference between the 2004 and 2003 amounts shown.
(2)
Includes Medicare Advantage and Medicaid managed care.

  GOVERNMENT PROGRAMS

        The Medicare program, the nation's largest health insurance program, is administered by the Centers for Medicare and Medicaid Services of the U.S. Department of Health and Human Services ("CMS"). Medicare is a health insurance program primarily for individuals 65 years of age and older, certain disabled individuals, and people with end-stage renal disease, and is provided without regard to income or assets. Medicaid is a program that pays for medical assistance for certain individuals and families with low incomes and resources, and is jointly funded by the federal government and state governments. Medicaid is the largest source of funding for medical and health-related services for individuals with limited income.

        These government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease government program payments in the future, as well as affect the cost of providing services to patients and the timing of payments to facilities. We are unable to predict the effect of future government health care funding policy changes on our operations. If the rates paid or the scope of services covered by governmental payers are reduced, if we are required to pay substantial amounts in settlement pertaining to government programs, or if we, or one or more of our subsidiaries' hospitals, are excluded from participation in the Medicare, Medicaid or other government health care programs, there could be a material adverse effect on our business, financial position, results of operations or cash flows. The government is investigating various matters, including Medicare outlier payments we received in prior years, as discussed under Part I, Item 3, Legal Proceedings, of this report.

  Medicare

        Medicare offers beneficiaries different ways to obtain their medical benefits. One option, the Traditional Medicare Plan is a fee-for-service payment system. The other option, called Medicare Advantage (formerly Medicare + Choice), includes managed care and private fee-for-service plans. The major components of our net patient revenues for services provided to patients enrolled in the Traditional Medicare Plan for the years ended December 31, 2004 and 2003, the seven months ended December 31, 2002 and the year ended May 31, 2002 are set forth in the table below:

	Years ended December 31		Seven months ended December 31, 2002
Revenue Descriptions				Year ended May 31, 2002
	2004	2003
	(In Millions)
Diagnosis-related group—operating	$1,407	$1,387	$727	$1,256
Diagnosis-related group—capital	149	147	85	169
Outlier	64	101	304	454
Outpatient	418	410	234	385
Disproportionate share	215	189	97	168
Direct Graduate and Indirect Medical Education	129	108	65	121
Inpatient psychiatric	76	75	44	73
Inpatient rehabilitation	123	141	83	115
Skilled nursing facilities and other	17	28	70	44
Adjustments for valuation allowance and prior-year cost report settlements	(33)	(62)	(9)	27

Total Medicare net patient revenues	$2,565	$2,524	$1,700	$2,812

  Acute Care Hospital Inpatient Prospective Payment System

        Diagnosis-Related Group Payments—Sections 1886(d) and 1886(g) of the Social Security Act (the "Act") set forth a system of payments for the operating and capital costs of acute care hospital stays based on a prospective payment system ("PPS"). Under the PPS, Medicare payments for hospital inpatient operating and capital-related costs are made at predetermined rates for each hospital discharge. Discharges are classified according to a list of diagnosis-related groups ("DRGs"), which group patients with similar clinical characteristics that are expected to require similar amounts of hospital resources. CMS assigns to each DRG a relative weight that represents the average resources required to care for cases in that particular DRG, relative to the average resources used to treat cases in all DRGs. Effective October 1, 2004, the federal DRG classification system includes 543 categories.

        The base payment amount for operating costs is comprised of an average standardized amount that is divided into a labor-related share and a nonlabor-related share. Both the labor-related share of the operating base payments and the capital base payments are adjusted by the geographic variations in labor and capital costs. These base payments are multiplied by the relative weight of the DRG assigned to each case. Although these payments are adjusted for area labor and capital cost differentials, the adjustments do not take into consideration an individual hospital's operating and capital costs. The DRG operating and capital base rates are updated annually, giving consideration to the increased cost of goods and services purchased by hospitals. The rate increases that became effective on October 1, 2004 and October 1, 2003 were 3.3% and 3.4%, respectively.

        Outlier Payments—Outlier payments, which were established by Congress as part of the DRG prospective payment system, are additional payments made to hospitals for treating Medicare patients who are costlier to treat than the average patient in the same DRG. To qualify as a cost outlier, a hospital's billed (or gross) charges, adjusted to cost, must exceed the payment rate for the DRG by a fixed threshold established annually by CMS. The Medicare fiscal intermediary calculates the cost of a claim by multiplying the billed charges by the cost-to-charge ratio from the hospital's most recent filed cost report. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment.

        Under the Act, CMS must project aggregate annual outlier payments to all PPS hospitals to be not less than 5% nor more than 6% of total DRG payments ("Outlier Percentage"). The Outlier Percentage is determined by dividing total outlier payments by the sum of DRG and outlier payments. CMS annually adjusts the fixed threshold to bring expected outlier payments within the mandated limit. A change to the fixed threshold affects total outlier payments by changing (1) the number of cases that qualify for outlier payments, and (2) the dollar amount hospitals receive for those cases that still qualify. The most recent change to the cost outlier threshold that became effective on October 1, 2004 was a decrease from $31,000 to $25,800, which CMS projects will result in an Outlier Percentage of 5.1%. In August 2004, CMS estimated that the actual Outlier Percentage for Federal Fiscal Year ("FFY") 2004 will be 3.5%, 1.6 percentage points lower than the 5.1% CMS projected in setting outlier policies for FFY 2004.

        On January 6, 2003, in response to concerns raised by CMS regarding the level of outlier payments we were receiving, we voluntarily submitted a proposal to CMS that would reduce outlier payments to our hospitals retroactive to January 1, 2003. During 2003, CMS issued new regulations governing the calculation of outlier payments to hospitals. Those regulations, which became effective August 8, 2003, included several significant changes, many of which were contemplated in our proposal.

        Our proposal to CMS included a provision to reconcile the payments we would receive under our proposed interim arrangement to those we would have received if the new CMS regulations had gone into effect on January 1, 2003 up to the effective date of the final rules and regulations (the "Reconciliation Period"). Effective August 8, 2003, outlier payments to our hospitals began to be calculated by the fiscal intermediary in accordance with the final rule, which applies to all hospitals. The final determination and outcome of outlier payments under the reduction arrangement continues to be the subject of further review and approval by CMS. The final outcome could result in an additional material increase to the ultimate amount of outlier revenue we could potentially recognize for the Reconciliation Period, but this remains unknown at this point.

        Also, in July 2004 we were informed that CMS is reviewing the application of their rules concerning the use of the statewide ratio of cost to charges for calculating outlier payments for prior years principally related to the acquisition of our Philadelphia-area hospitals in 1998. This matter is unresolved at this time and we cannot predict the final outcome. An adverse final determination could result in a material decrease to outlier revenue recorded in prior years.

        Additionally, on December 20, 2002, CMS issued Program Memorandum A-02-126 that instructed Medicare fiscal intermediaries to identify hospitals that "appear, through data analysis, to present the greatest risk to the program." Based on the results of the data analysis, the Program Memorandum instructed the fiscal intermediaries to perform certain audit and review steps of cost reports, charges and medical records. Shortly after the Program Memorandum was issued, we were informed that the required audits and reviews of any of our hospitals would be postponed until CMS issued further guidance to our fiscal intermediary in this regard. In October 2004, we were informed that CMS had instructed our fiscal intermediary to proceed with the required audits and reviews, and we were also advised that 16 of our hospitals, including nine hospitals that are part of our divestiture plan, have been identified as meeting the criteria for audit and/or review. We cannot predict what impact, if any, the results of these audits and reviews will have on Medicare revenue recorded in the current or prior years.

  Hospital Outpatient Prospective Payment System

        Under the outpatient prospective payment system, hospital outpatient services, except for certain services that are reimbursed on a fee schedule, are classified into groups called ambulatory payment classifications ("APC"). Services in each APC are similar clinically and in terms of the resources they require, and a payment rate is established for each APC. Depending on the services provided, hospitals may be paid for more than one APC for an encounter. CMS periodically updates the APCs and annually adjusts rates paid for each APC.

        Disproportionate Share Payments—If a Medicare-participating hospital serves a disproportionate share of low-income patients, it receives a percentage add-on to the DRG payment for each case. This percentage varies, depending on several factors that include the percentage of low-income patients served. During 2004, 54 of our hospitals in continuing operations qualified for disproportionate share payments.

        Direct Graduate and Indirect Medical Education—The Medicare program provides additional reimbursement to approved teaching hospitals for additional expenses incurred by such institutions. This additional reimbursement, which is subject to certain limits, including intern and resident full-time equivalent ("FTE") caps established in 1996, is made in the form of Direct Graduate Medical Education ("GME") and Indirect Medical Education ("IME") payments. During 2004, 25 of our hospitals in continuing operations were affiliated with academic institutions and were eligible to receive such payments. Medicare rules permit hospitals to enter into Medicare GME Affiliation Agreements for the purpose of applying the FTE limits on an aggregate basis, and some of our hospitals have entered into such agreements.

  Inpatient Psychiatric Prospective Payment System

        Effective January 1, 2005, CMS implemented a new system of reimbursement for hospital inpatient psychiatric services to replace a cost-based payment system. The inpatient psychiatric facility prospective payment system ("IPF-PPS") applies to psychiatric hospitals and psychiatric units located within acute care hospitals that have been designated as exempt from the hospital inpatient prospective payment system. The IPF-PPS includes several provisions to ease the transition to the new payment system. For example, CMS is phasing in the IPF-PPS for existing hospitals and units over a three-year period to avoid disrupting the delivery of inpatient psychiatric services. Full payment under the IPF-PPS begins in the fourth year. The IPF-PPS, which is based on prospectively determined per diem rates, includes a stop-loss provision to protect providers against significant losses during the transition period, and an outlier policy that authorizes additional payments for extraordinarily costly cases.

        At December 31, 2004, 21 of our hospitals in continuing operations operated Medicare-certified psychiatric units. Because of the aforementioned three-year transition and stop-loss provisions of the IPF-PPS, we do not believe the new payment system will have a material impact on our 2005 inpatient psychiatric payments.

  Inpatient Rehabilitation Reimbursement

        Medicare payments to qualifying inpatient rehabilitation facilities are generally higher than those paid under the Medicare acute hospital prospective payment system for similar services. Rehabilitation hospitals and rehabilitation units within acute care hospitals that are designated as exempt from the acute hospital PPS are paid according to the inpatient rehabilitation facility prospective payment system ("IRF-PPS"). Among the criteria established by CMS that a hospital or unit must satisfy to qualify for the exemption from the acute hospital PPS is the ability to demonstrate that a significant percentage of the patients admitted to the rehabilitation hospital or unit have medical conditions requiring rehabilitation as specified in the CMS regulations. Failure to satisfy this requirement could result in the rehabilitation hospital or unit losing its exemption from the acute hospital PPS.

        On April 30, 2004, CMS released a final rule that revises the medical condition criteria rehabilitation hospitals and units must meet. The new regulations make it possible for facilities treating a broader range of patients who require intensive rehabilitation to qualify for payments as inpatient rehabilitation facilities. It does so by, among other things, increasing the number of qualifying medical conditions from 10 to 13. The final rule also replaced the current 75% compliance threshold with a three-year transition compliance threshold of 50%, 60% and 65% for years one, two and three, respectively, that commences with cost reporting periods beginning on or after July 1, 2004. At the end of the three-year transition period, the compliance threshold will be 75% if CMS does not take further regulatory action.

        At December 31, 2004, we operated two inpatient rehabilitation hospitals and 20 of our hospitals in continuing operations operated inpatient rehabilitation units. Based on our preliminary analysis, approximately 50% of these 20 hospital units and two inpatient rehabilitation facilities do not meet the first year 50% compliance threshold. With respect to the compliance threshold, the final rule contains a 12-month review period, which for 10 of our units and facilities commenced on September 1, 2004; the review period for the remaining 12 units and facilities commenced on February 1, 2005. The results of the 12-month review will determine the facility's or unit's eligibility for payment under the IRF-PPS for the first cost reporting period that begins after the end of the review period.

        In accordance with the Consolidated Appropriations Act, 2005 enacted on December 8, 2004, CMS may not use the revised requirements to change the classification of inpatient rehabilitation facilities or units that were classified as such until CMS either: (1) determines that the current regulations are not inconsistent with a soon-to-be-released Government Accountability Office ("GAO") inpatient rehabilitation facility ("IRF") study; or (2) issues an interim final rule revising the regulations used to classify a facility as an inpatient rehabilitation facility in accordance with the provisions of the GAO IRF study.

        If our rehabilitation hospitals and units fail to continue to qualify as inpatient rehabilitation facilities, our business, financial position, results of operations or cash flows could be materially adversely affected.

  Cost Reports

        The final determination of certain Medicare payments to our hospitals, such as IME, GME, disproportionate share, and bad debt expense, are retrospectively determined based on our hospitals' cost reports. The final determination of these amounts often takes many years to resolve because of audits by the program representatives, providers' rights of appeal, and the application of numerous technical reimbursement provisions.

        Prior to the fourth quarter of 2003, we recorded estimates for contractual allowances and cost report settlements based on amounts generated from information accumulated from various accounting and information systems. Adjustments to these accruals were generally made upon the final settlement of Medicare and Medicaid cost reports. In the fourth quarter of 2003, we completed the implementation of a new system and estimation process for recording Medicare net revenue and estimated cost report settlements. This resulted in a refinement in recording the accruals to more closely reflect the expected final settlements on our cost reports. For filed cost reports, we now record the accrual based on those cost reports and subsequent activity, and record a valuation allowance against those cost reports based on historical settlement trends. The accrual for periods for which a cost report is yet to be filed is now recorded based on estimates of what we expect to report on the filed cost reports and a corresponding valuation allowance is recorded as previously described. Cost reports must be filed generally within five months after the end of the annual cost report reporting period. After the cost report is filed, the accrual and corresponding valuation allowance may need to be adjusted.

  Medicaid

        Medicaid programs are funded by both the federal government and state governments. These programs and the reimbursement methodologies are administered by the states and vary from state to state.

        Estimated payments under various state Medicaid programs, excluding state-funded managed care programs, constituted approximately 7.4% of net patient revenues at our continuing general hospitals for the year ended December 31, 2004. These payments are typically based on fixed rates determined by the individual states. We also receive disproportionate-share payments under various state Medicaid programs. For the years ended December 31, 2004 and 2003, our disproportionate-share payments and other state-funded subsidies were approximately $78 million and $76 million, respectively.

        Many states in which we operate are facing budgetary challenges that pose a threat to Medicaid funding levels to hospitals and other providers. We expect these challenges to continue; however, we cannot predict the extent of the impact of the states' budget reductions on our hospitals. Also, any changes to federal Medicaid funding methodologies or levels to the states could materially adversely impact Medicaid payments to our hospitals.

  Legislative and Regulatory Changes

  The Medicare Prescription Drug, Improvement, and Modernization Act of 2003

        The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("MMA") (P.L. 108-173), which was signed into law on December 18, 2003, includes several provisions affecting hospital Medicare and Medicaid reimbursement. Below is a summary of the significant provisions affecting our hospitals' reimbursement:

        Medicare—Medicare inpatient prospective payment system payments were increased by 3.3% in FFY 2004, a rate equal to the full market basket index. For FFYs 2005, 2006 and 2007, hospitals will receive an inpatient update equal to the full market basket rate if they submit quality performance data to the U.S. Department of Health and Human Services ("HHS"). Those hospitals not submitting quality performance data for 10 quality measures will receive an increase equal to the market basket rate minus 0.4 percentage points. The update reduction is a one-year adjustment and does not affect the base amount inflated from year to year. Hospitals not submitting quality data in FFY 2005 may choose to submit data in 2006 or 2007 and would then receive a full inflationary update. In order to qualify for the full market basket update, hospitals must submit performance data on all patients on the 10 quality measures that are a subset of common hospital performance measures developed and aligned by CMS and the Joint Commission on Accreditation of Healthcare Organizations and endorsed by the National Quality Foundation. All of our hospitals currently participate in the National Voluntary Initiative and will, as required by CMS, report the quality data on all 10 measures to receive the full market basket update.

        The indirect medical education adjustment decreases from 6.0% at the end of FFY 2004 to 5.8% in FFY 2005 then to 5.55% in FFY 2006 and down to 5.35% in FFY 2007. It increases to 5.5% for FFY 2008 and beyond.

        Medicaid—The reduction in Medicaid Disproportionate Share hospital funding (referred to as the "DSH cliff") in FFY 2004 was eliminated and the DSH allotment increased 16% over FFY 2003 levels. Subsequent years are frozen at 2004 levels until the allotment level intersects with where it would have been absent relief from the Balanced Budget Act. Increases thereafter are tied to the change in the Consumer Price Index.

  Annual Update to the Medicare Inpatient Prospective Payment System

        Under Medicare law, CMS is required annually to update certain rules governing prospective payments for acute, rehabilitation and skilled nursing facilities. The updates generally become effective October 1, the beginning of the federal fiscal year. On August 11, 2004, CMS issued the final inpatient hospital prospective payment rules for FFY 2005. The final rules implement major provisions of the MMA pertaining to hospital payments. CMS projects that the combined impact of the changes will yield an average 5.4% increase in inpatient payments for large urban (populations over one million) hospitals. Significant changes include:

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

  Annual Update to the Medicare Outpatient Prospective Payment System

        On November 15, 2004, CMS issued the final changes to the Hospital Outpatient Prospective Payment System and Calendar Year 2005 Payment Rates. CMS projects that the combined impact of the proposed changes will yield an average 3.9% increase in outpatient payments for large urban (populations over one million) hospitals.

  Medicare Payment Advisory Commission Recommendation

        The Medicare Payment Advisory Commission ("MedPAC"), an independent federal body established by the Balanced Budget Act of 1997, advises the U.S. Congress on issues affecting the Medicare program, including payments to providers and health plans participating in Medicare, and analyzes access to care, quality of care and other issues affecting Medicare. On January 12, 2005, the MedPAC Commissioners approved a recommendation calling for a FFY 2006 payment update for inpatient and outpatient payments of market basket minus 0.4%. Current forecasts project that the market basket of hospital goods and services will increase 3.1% in FFY 2006.

        The MedPAC Commissioners also voted unanimously to recommend that Congress extend until January 1, 2007 an existing moratorium that prohibits the development of new limited-service facilities, such as specialty hospitals in which the physicians have an ownership interest, and recommended a number of payment policy changes designed to address the payment inequities created by limited-service facilities.

        On March 1, 2005, the MedPAC released its March 2005 Report to Congress: Medicare Payment Policy ("March Report"). Included in the March Report are the following recommendations:

  •
  Medicare should pay more for higher quality performance from hospitals, home health agencies and physicians.

  •
  For hospital inpatient and outpatient prospective payment systems, payment updates equal a market basket index minus 0.4 percent.

        The March Report also states that in a forthcoming Congressional report on physician owned specialty hospitals, MedPAC is recommending several refinements to the acute inpatient PPS that will improve the accuracy of payments at the case level. These include:

  •
  Refining the current DRGs to more fully capture differences in severity of illness among patients;

  •
  Basing the DRG relative weights on the estimated cost of providing care, rather than on charges;

  •
  Basing the weights on the national average of hospitals' relative costs in each DRG; and

  •
  Adjusting the DRG relative weights to account for differences in the prevalence of high-cost outlier cases.

        We cannot predict what action Congress or HHS will take on these recommendations or the impact, if any, these recommendations will have on our hospitals.

  2006 Federal Budget Proposal

        On February 7, 2005, the White House released its FFY 2006 budget proposal to Congress. The President's budget proposal assumes: (1) a full market basket increase for hospital inpatient and outpatient services as specified under current law and (2) expansion of the Medicare transfer payment policy for hospital inpatients transferred to post acute settings. The budget proposal also includes (1) an endorsement of the MedPAC proposal to address the payment inequities between acute care hospitals and limited-service specialty facilities in which physicians have an ownership interest and (2) a number of reform measures to the Medicaid program, which could reduce federal Medicaid spending, as well as proposed new spending initiatives designed to improve access to health insurance. We cannot predict the final outcome of the President's budget proposal or the effect it may have on our hospitals and facilities.

  PRIVATE INSURANCE

  Managed Care

        We currently have thousands of managed care contracts with various health maintenance organizations ("HMOs") and Preferred Provider Organizations ("PPOs"). HMOs generally maintain a full-service health care delivery network comprised of physician, hospital, pharmacy and ancillary service providers that HMO members must access through an assigned "primary care" physician. The member's care is then managed by his or her primary care physician and other network providers in accordance with the HMO's quality assurance and utilization review guidelines so that appropriate health care can be efficiently delivered in the most cost-effective manner. HMOs typically provide no benefit or reimbursement to their members who use non-contracted health care providers.

        PPOs generally offer limited benefits to members who use non-contracted health care providers. PPO members who use contracted health care providers receive a preferred benefit, typically in the form of lower co-payments or deductibles. As employers and employees have demanded more choice, managed care plans have developed hybrid products that combine elements of both HMO and PPO plans.

        The amount of our net patient revenue under managed care contracts during the years ended December 31, 2004 and 2003 was $4.8 billion and $5.0 billion, respectively, and is anticipated to be approximately $5 billion for our continuing operations in 2005. Approximately 34% of our managed care net patient revenues during 2004 related to our top five managed care payers. At December 31, 2004 and 2003, approximately 55% and 45%, respectively, of our net accounts receivable related to continuing operations are due from managed care providers. A majority of our managed care contracts are "evergreen" contracts. Evergreen contracts extend automatically every year, but may be renegotiated or terminated by either party after giving 90 to 120 days notice. In the past several years, we have renewed or renegotiated over 90% of these agreements. National payers generate in excess of 40% of our total net managed care revenues, although these agreements are often negotiated on a local or regional basis. The remainder comes from regional or local payers.

        Generally, managed care plans prefer fixed, predictable rates in their contracts with health care providers. Managed care plans seeking to pay fixed and predictable rates frequently pay for hospital services on a capitation, DRG or per diem basis. Capitation is the least common of the three fixed payment methods. Under capitation, the hospital is paid a fixed amount per HMO member each month for all the hospital care of a specific group of members. Managed care plans also pay hospitals a fixed fee based upon the DRG assigned to each patient. The DRG is a health care industry code that is based upon the patients' diagnosis at time of discharge. HMOs and PPOs may also reimburse hospitals on a "per day" or "per diem" basis. Under a per diem payment arrangement, the hospital is reimbursed a fixed amount for every day of hospital care delivered to a member. Per diem payment arrangements generally represent less financial risk to a hospital than capitation payment arrangements because the amount paid varies with the number of days of care provided to each patient. The financial risk of per diem agreements is further mitigated by the fact that most contracts with per diem payment arrangements also contain some form of "stop-loss" provision that allows for higher reimbursement rates in difficult medical cases where the hospital's billed charges exceed a certain threshold amount. The majority of our managed care contracts are based on per diem payments with a stop-loss payment component as well.

        With mixed success, we have been working to transition key managed care payers to contracts that use fixed, predictable market-based per diems that are less dependent on stop-loss payments, and that provide for market-based rate escalators and terms and conditions designed to help us reduce our provision for doubtful accounts.

        In the past, our managed care policy was developed and implemented almost exclusively at the local hospital or regional level. However, we now have a team at the corporate level to develop a strategy to support our hospitals in their managed care relationships and provide a more consistent message to payers that will focus on performance management and assessment.

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

  SELF-PAY PATIENTS

        Self-pay patients are patients who do not qualify for government programs payments, such as Medicare and Medicaid, or who do not have some form of private insurance, and are, therefore, responsible for their own medical bills. We have seen an increase in the number of self-pay patients at our hospitals. A significant portion of this patient volume is being admitted through the emergency department and often requires high-acuity treatment. High-acuity treatment is more costly to provide and, therefore, results in higher billings, which are the least collectible of all accounts. We believe this trend is due to a combination of broad economic factors, including unemployment levels, reductions in state Medicaid budgets, increasing numbers of individuals and employers who choose not to purchase insurance, and an increased burden of co-payments and deductibles to be made by patients instead of insurers.

        Self-pay accounts pose significant collectibility problems. At December 31, 2004 and 2003, approximately 8% and 18%, respectively, of our net accounts receivable related to continuing operations are due from self-pay patients. This reduction was primarily due to the additional provision for doubtful accounts discussed in Note 3 to the Consolidated Financial Statements. The majority of our provision for doubtful accounts relates to self-pay patients. We are taking multiple actions in an effort to mitigate the effect on us of the rapid growth in uninsured patients and the related economic impact. These initiatives include conducting detailed reviews of intake procedures in hospitals facing the greatest pressures, and enhancing and updating intake best practices for all of our hospitals. Hospital-specific reports detailing collection rates by type of patient were developed to help the hospital management teams better identify areas of vulnerability and opportunities for improvement. Also, we have completely redesigned our self-pay collection workflows, enhanced technology and improved staff training to increase collections.

        Over the longer term, several other initiatives we have previously announced and begun to implement should also help address this emerging challenge. For example, our Compact, which is discussed above, is enabling us to offer lower rates to uninsured patients who historically have been charged standard gross charges.

        We provide care without charge to certain patients and, for other charity care patients who meet certain financial or economic criteria, we discount the amount of gross charges whereby the amount billed is substantially lower than our established charges. Our policy is to not pursue collection of amounts determined to qualify as charity care; accordingly, we do not report them in net operating revenues or in provision for doubtful accounts. For the year ended December 31, 2004, gross charges of $573 million in charity care were excluded from operating revenues and provision for doubtful accounts compared to $740 million in 2003 (see Note 2C to the Consolidated Financial Statements).

RESULTS OF OPERATIONS

        The following two tables show a summary of our net operating revenues, operating expenses and operating income or loss from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the years ended December 31, 2004 and 2003, the seven months ended December 31, 2002 and the year ended May 31, 2002:

	Years ended December 31
			Seven months ended December 31, 2002
				Year ended May 31, 2002
	2004	2003
	(In Millions)
Net operating revenues:
General hospitals	$9,680	$9,837	$5,880	$9,392
Other operations	239	309	189	342

Net operating revenues	9,919	10,146	6,069	9,734
Operating expenses:
Salaries and benefits	4,325	4,239	2,341	3,837
Supplies	1,724	1,602	870	1,371
Provision for doubtful accounts	1,205	1,135	478	710
Other operating expenses	2,231	2,108	1,211	1,909
Depreciation	368	360	206	347
Amortization	20	20	13	108
Impairment and restructuring charges	1,272	1,384	22	99
Costs of litigation and investigations	74	282	—	—
Loss from early extinguishment of debt	13	—	4	383

Operating income (loss)	$(1,313)	$(984)	$924	$970

	Years ended December 31
			Seven months ended December 31, 2002
				Year ended May 31, 2002
	2004	2003
	(% of Net Operating Revenues)
Net operating revenues:
General hospitals	97.6%	97.0%	96.9%	96.5%
Other operations	2.4%	3.0%	3.1%	3.5%

Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries and benefits	43.6%	41.8%	38.6%	39.4%
Supplies	17.4%	15.8%	14.3%	14.1%
Provision for doubtful accounts	12.2%	11.2%	7.8%	7.3%
Other operating expenses	22.5%	20.8%	20.0%	19.6%
Depreciation	3.7%	3.5%	3.4%	3.6%
Amortization	0.2%	0.2%	0.2%	1.1%
Impairment and restructuring charges	12.8%	13.6%	0.4%	1.0%
Costs of litigation and investigations	0.7%	2.8%	—	—
Loss from early extinguishment of debt	0.1%	—	0.1%	3.9%

Operating income (loss)	(13.2)%	(9.7)%	15.2%	10.0%

        Net operating revenues of our continuing general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (primarily rental income, management fee revenue and income from services such as cafeteria, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations consist primarily of revenues from (1) physician practices, (2) rehabilitation hospitals, long-term-care facilities and specialty hospitals located on or near the same campuses as our general hospitals, and (3) equity in earnings of unconsolidated affiliates that are not directly associated with our general hospitals.

        Net operating revenues from our other operations were $239 million and $309 million for the years ended December 31, 2004 and 2003, respectively, $189 million for the seven months ended December 31, 2002 and $342 million for the year ended May 31, 2002. The decrease for the year ended December 31, 2004 is primarily attributable to Broadlane, Inc. (a 46% affiliate) no longer being consolidated, effective June 28, 2003. The decrease for the year ended December 31, 2003 is due to the sale or closure of facilities other than general hospitals, including a subsidiary that offered managed care and indemnity products. As we continue to focus on our general hospital operations, the revenue attributable to our other operations may continue to decrease.

        The table below shows certain selected historical operating statistics for our continuing general hospitals:

	Years ended December 31
					Seven months ended December 31, 2002
	2004	2003	Increase (Decrease)			Year ended May 31, 2002
Net inpatient revenues (in millions)(2)	$6,546	$6,558	(0.2)%		$3,897	$6,256
Net outpatient revenues (in millions)(2)	$2,999	$3,148	(4.7)%		$1,907	$3,010
Number of general hospitals (at end of period)	69	67	2	(1)	67	69
Licensed beds (at end of period)	17,902	17,771	0.7%		17,827	18,549
Average licensed beds	17,861	17,772	0.5%		17,713	18,541
Utilization of licensed beds(5)	54.5%	55.5%	(1.0	)%(1)	53.6%	51.0%
Patient days	3,565,672	3,598,270	(0.9)%		2,029,946	3,452,334
Equivalent patient days(4)	4,971,323	4,998,583	(0.5)%		2,844,120	4,876,670
Net inpatient revenue per patient day	$1,836	$1,823	0.7%		$1,920	$1,812
Admissions(3)	687,857	697,588	(1.4)%		391,590	662,086
Equivalent admissions(4)	967,093	977,078	(1.0)%		554,777	945,160
Net inpatient revenue per admission	$9,517	$9,401	1.2%		$9,952	$9,449
Average length of stay (days)	5.2	5.2	—	(1)	5.2	5.2
Net outpatient revenue per visit	$529	$532	(0.6)%		$560	$513
Outpatient visits	5,664,357	5,919,981	(4.3)%		3,403,688	5,868,306

(1)
The change is the difference between 2004 and 2003 amounts shown.
(2)
Net inpatient revenues and net outpatient revenues are components of net operating revenues.
(3)
Self-pay admissions represented 3.6% and 3.2% of total admissions for the years ended December 31, 2004 and 2003, respectively.
(4)
Equivalent admissions/patient days represents actual admissions/patient days adjusted to include outpatient and emergency room services by multiplying actual admissions/patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the result by gross inpatient revenues.
(5)
Utilization of licensed beds represents patient days divided by average licensed beds divided by number of days in the period.

        The table below shows certain selected historical operating statistics for our continuing general hospitals on a same-hospital basis as of December 31, 2004 (excludes one cancer treatment facility acquired in December 2003, USC Kenneth Norris Jr. Cancer Hospital, located on the campus of USC

University Hospital, which is a facility owned by us on land leased from a third party, and two general hospitals, Centennial Medical Center and St. Francis Hospital—Bartlett, which both opened in 2004):

	Years ended December 31
	2004	2003	Increase (Decrease)
Net inpatient revenues (in millions)	$6,491	$6,557	(1.0)%
Net outpatient revenues (in millions)	$2,931	$3,146	(6.8)%
Number of general hospitals (at end of period)	67	67	—
Average licensed beds	17,679	17,767	(0.5)%
Patient days	3,541,990	3,597,643	(1.5)%
Net inpatient revenue per patient day	$1,833	$1,823	0.5%
Admissions	683,474	697,488	(2.0)%
Net inpatient revenue per admission	$9,497	$9,401	1.0%
Average length of stay (days)	5.2	5.2	—
Net outpatient revenue per visit	$526	$532	(1.1)%
Outpatient visits	5,573,644	5,917,276	(5.8)%

  REVENUES

        During the year ended December 31, 2004, we reported net operating revenues from continuing operations of $9.9 billion compared to $10.1 billion in the year ended December 31, 2003, $6.1 billion in the seven months ended December 31, 2002 and $9.7 billion in the year ended May 31, 2002. Outpatient visits, admissions and patient days from our continuing general hospitals were lower during the year ended December 31, 2004 compared to the year ended December 31, 2003 by 4.3%, 1.4% and 0.9%, respectively. We believe the following factors are contributing to the decline in our inpatient and outpatient volume levels: (a) loss of volume to competing health care providers, (b) physician recruitment, retention and attrition, (c) managed care contract negotiations or terminations, (d) the negative impact from various hurricanes in the southeastern United States, (e) a milder flu season in 2004 compared to 2003 and (f) negative publicity about us as a result of lawsuits and government investigations, which impacts our relationships with physicians and patients. Our inpatient and outpatient volume levels were also impacted by the sale or closure of certain home health agencies, hospices, clinics, and skilled nursing and rehabilitation units during 2004.

        Net inpatient revenue during the year ended December 31, 2004, on an overall basis, declined slightly (0.2%) compared to 2003; this change was attributable to various positive and negative factors that essentially offset each other. Net inpatient revenue per admission during the year ended December 31, 2004 compared to the prior year increased 1.2% and net inpatient revenue per patient day was up 0.7%. Net inpatient revenue was impacted negatively in 2004 by a decline in inpatient volume levels as described above, the phase-in of the discounting components of the Compact, and a decline in managed care net revenues.

        Partially offsetting the negative factors above was an increase in our indemnity, self-pay and other payer revenue category, which primarily consists of self-pay revenue, as the mix of self-pay patients grew. We believe this trend was due to a combination of broad economic factors, including unemployment levels, reductions in state Medicaid budgets, and increasing numbers of individuals and employers who choose not to purchase insurance. Self-pay revenue generated higher revenue per patient day and per admission during the first half of 2004 because self-pay patients were charged standard gross charges until the implementation of the discounting components of the Compact began to be phased in at many of our hospitals in the second and third quarters of 2004. During the year ended December 31, 2004, there were approximately $144 million in discounts recorded on inpatient self-pay accounts under the Compact. Under the Compact, the discount offered to uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time self-pay accounts are recorded. As additional hospitals implement the Compact, our self-pay revenue per patient day and per admission will decrease, reflecting the additional discounts recognized.

        Net inpatient revenues were also negatively impacted by a decline in our managed care revenue. We have seen a shift during 2004 in our managed care patient mix towards managed care plans with lower levels of reimbursement. This trend includes (1) a shift towards more national payers whose contract terms generate lower yields than national averages, and (2) a greater mix within our managed care volume of patients who have selected managed care Medicare and Medicaid insurance plans, which generate a lower yield than commercial managed care plans. It has been our objective to modify payment methodologies with key payers to reflect a more predictable yield, which is less dependent on stop-loss payments, with stronger increases in base rates. Specifically, stop-loss revenue has declined due to conversion of payment methodologies during contract negotiations. Managed care stop-loss payments decreased to approximately $590 million during the year ended December 31, 2004 from approximately $778 million during the year ended December 31, 2003.

        Net outpatient revenues decreased approximately $149 million or 4.7% during the year ended December 31, 2004 compared to last year. Net outpatient revenues were negatively impacted by the fact that many of our hospitals began to phase in the discounting components of the Compact during the second and third quarters of 2004. During the year ended December 31, 2004, approximately $133 million in discounts were recorded on outpatient self-pay accounts under the Compact. As previously mentioned, outpatient visits also decreased 4.3% compared to the prior year due primarily to the sale or closure of certain home health agencies, hospices and clinics during the current year. These businesses typically generate lower revenue per visit amounts than other outpatient services, so this decrease had a smaller proportional percentage decline on net outpatient revenue per visit than on the percentage decline in outpatient visits.

  SALARIES AND BENEFITS

        Salaries and benefits expense as a percentage of net operating revenue was 43.6% and 41.8% for the years ended December 31, 2004 and 2003, respectively, 38.6% for the seven months ended December 31, 2002 and 39.4% for the year ended May 31, 2002. The increases in salaries and benefits expense during these years can be attributed to the wage and benefit pressures created by the current nursing shortage in many of our markets, state-mandated nurse-staffing ratios, standard merit increases for our employees, increased health and other benefit costs, increased labor union activity at certain of our hospitals, and our lower net operating revenues in 2004 as described above. In particular, a decline in patient volumes that reduces net operating revenues increases the percentage as a result of certain fixed staffing costs that are not reduced when volumes decrease.

        We have experienced and expect to continue to experience significant wage and benefit pressures created by the nursing shortages throughout the country. In addition, approximately 14% of our employees were represented by labor unions as of December 31, 2004. As union activity increases at our hospitals, our salaries and benefits expense is likely to increase more rapidly than our net operating revenues. In May 2003, we entered into an agreement with the Service Employees International Union and the American Federation of Federal, State, County and Municipal Employees with respect to all of our California hospitals and two hospitals in Florida. In December 2003, we entered into an agreement with the California Nurses Association with respect to all of our California hospitals. The agreements are expected to streamline the organizing and contract negotiation process, with minimal impact on and disruption to patient care, if a hospital's employees choose to organize into collective bargaining units. The agreements also provide a framework for pre-negotiated salaries and benefits at these hospitals. In 2005, labor union contracts at five hospitals in Pennsylvania and California, representing 2% of our employees, will expire, but we do not expect renegotiations to have a material affect on our results of operations.

        The nursing shortage is more serious in certain specialties and in certain geographic areas than others, including several areas in which we operate hospitals, and has resulted in increased costs for nursing personnel. State-mandated nurse-staffing ratios adversely affect not only our labor costs, but if we are unable to hire the necessary number of nurses to meet the required ratios, they also may cause us to limit patient admissions with a corresponding adverse effect on net operating revenues. The vast majority of hospitals in California, including our hospitals, are not at all times meeting the state-mandated nurse-staffing ratios that went into effect on January 1, 2004. We have, however, gradually improved our monthly compliance and strive to make continued improvements into 2005.

  SUPPLIES

        Supplies expense as a percentage of net operating revenue was 17.4% and 15.8% for the years ended December 31, 2004 and 2003, respectively, 14.3% for the seven months ended December 31, 2002 and 14.1% for the year ended May 31, 2002. The increases in supplies expense during these years were primarily attributable to higher pharmaceutical, cardiovascular, blood and orthopedic supply costs. In addition, further contributing to these percentage increases were the fluctuations in net operating revenue during the years due to changes in Medicare outlier payments, discounting of self-pay accounts under the Compact and other factors described above. In addition, the higher costs associated with new technology products are further inflating our supply costs.

        We strive to control supplies expense through product standardization, contract compliance, improved utilization, and operational improvements that should minimize waste. The areas of current focus are cardiac stents, orthopedic implants and high-cost pharmaceuticals. We also utilize the group-purchasing and supplies-management services of Broadlane, Inc., a company in which we currently hold a 46% interest. Broadlane offers group-purchasing procurement strategy, outsourcing, and e-commerce services to the health care industry.

  PROVISION FOR DOUBTFUL ACCOUNTS

        The provision for doubtful accounts as a percentage of net operating revenue was 12.2% and 11.2% for the years ended December 31, 2004 and 2003, respectively, 7.9% for the seven months ended December 31, 2002 and 7.3% for the year ended May 31, 2002.

        The increases in the provision for doubtful accounts during the years ended December 31, 2004 and December 31 2003 were primarily attributable to the additional provision for doubtful accounts of $196 million and $166 million recorded during the quarters ended June 30, 2004 and September 30, 2003, respectively. These additional charges resulted primarily from (1) an adverse change in our business as the number of uninsured and underinsured patients grew at an escalating rate and (2) the effect of re-evaluating the historical collection patterns for self-pay and managed care accounts receivable in light of the trends at that time (see Note 3 to the Consolidated Financial Statements). The majority of our provision for doubtful accounts relates to self-pay patients.

        Collection of accounts receivable has been a key area of focus, particularly over the past two years, as we have experienced adverse changes in our business mix as the number of uninsured and underinsured patients have continued to grow. Potential reductions in state Medicaid budgets may result in a continued increase in uninsured patients in 2005.

        One key step we have taken to address this industry-wide issue is the implementation of the Compact. By offering managed care-style discounts, we are charging the uninsured more affordable rates, whereby, they may be better able to meet their financial obligations to pay for services we provide them. The discounts recorded as contractual allowances during 2004 were approximately $277 million. However, we do not expect the Compact to have a material effect on the net economic impact of treating self-pay patients. Prior to implementing the Compact, a large portion of these discounts would have been recorded as provision for doubtful accounts. Our current estimated collection rate on self-pay accounts is approximately 16%, including collections from point-of-service through collections by our in-house collection agency or external collection vendors.

        Payment pressure from managed care payers has also affected our provision for doubtful accounts. We continue to experience ongoing managed care payment delays and disputes; however, we are working with these payers to ensure their adequate and timely reimbursement for our services. Our current estimated collection rate on managed care accounts is approximately 95%, which includes collections from point-of-service through collections by our in-house collection agency or external collection vendors.

        As of December 31, 2004, we had a cumulative total of account assignments dating back at least three years or older of approximately $4.1 billion related to our continuing operations being pursued by our in-house and outside collection agencies or vendors. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts in collection is determined based on our historical experience and recorded in accounts receivable.

        Accounts receivable days outstanding ("AR Days") from continuing operations decreased to 57 days at December 31, 2004, compared to 67 days at December 31, 2003, 63 days at December 31, 2002 and 61 days at May 31, 2002. The fluctuations in AR Days are attributable to (1) reductions in Medicare outlier revenue, (2) additional provision for doubtful accounts, (3) results of our in-house and outside collection agencies and (4) lower overall net revenue due to the implementation of the Compact. AR Days at December 31, 2004 is within our target of below 60 days. This amount is calculated as our accounts receivable from continuing operations on that date divided by our revenue from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

        We manage the provision for doubtful accounts using hospital specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections and (3) accounts receivable aging. The following tables present the approximate aging by payer of our continuing operations' net accounts receivable of $1,605 million and $1,883 million, excluding cost report settlements and valuation allowances of $118 million and $101 million, at December 31, 2004 and 2003, respectively:

	December 31, 2004
	Medicare	Medicaid	Managed Care	Indemnity, Self Pay and Other	Total
0-60 days	93%	64%	74%	47%	72%
61-120 days	6%	23%	15%	18%	15%
121-180 days	1%	13%	7%	9%	7%
Over 180 days	0%	0%	4%	26%	6%

Total	100%	100%	100%	100%	100%
	December 31, 2003
	Medicare	Medicaid	Managed Care	Indemnity, Self Pay and Other	Total
0-60 days	92%	71%	74%	45%	67%
61-120 days	6%	22%	17%	27%	19%
121-180 days	2%	7%	6%	6%	6%
Over 180 days	0%	0%	3%	22%	8%

Total	100%	100%	100%	100%	100%

        We continue to focus on initiatives to improve cash flow, which include improving the process for collecting receivables, pursuing timely payments from all payers, and standardizing and improving contract terms, billing systems and the patient registration process. We continue to review, and adjust as necessary, our methodology for evaluating the collectibility of our accounts receivable, and we may incur additional future charges resulting from the above-described trends.

        We are taking numerous actions to specifically address the rapid growth in uninsured patients. These initiatives include conducting detailed reviews of intake procedures in hospitals facing these pressures, and introducing intake best practices to all of our hospitals. We have redesigned our self-pay collection workflows, enhanced technology and improved staff training to increase collections.

        Our implementation of our previously announced three-year plan to consolidate billing and collection activities, which was modified in February 2004 to exclude certain hospitals that already have equally effective hospital-based business office operations, is substantially complete and includes approximately 78% of our continuing general hospitals. We are beginning to experience improved receivable performance from this initiative and anticipate continued improvement with enhanced efficiencies. We also continue to benchmark the performance of the regional business offices with the performance of the hospital-based business offices to determine the need for additional consolidation of collection activities. In addition, our previously announced initiative to standardize patient accounting systems is substantially complete and should allow us to obtain better operational data at a consolidated level, and provide us with tools to more quickly diagnose and address business mix shifts.

  OTHER OPERATING EXPENSES

        Other operating expenses as a percentage of net operating revenue was 22.5% and 20.8% for the years ended December 31, 2004 and 2003, respectively, 20.0% for the seven months ended December 31, 2002 and 19.6% for the year ended May 31, 2002.

        The increases in other operating expenses during these years were primarily attributable to higher malpractice expense and fixed costs that do not fluctuate with the changes in net operating revenues. Malpractice expense was $272 million and $239 million for the years ended December 31, 2004 and 2003, respectively. The increase in 2004 reflects costs associated with adverse loss development and a change in the maturity composite rate from the Federal Reserve 10-year composite rate to the Federal Reserve seven-year composite rate that resulted from a change in our claims payment patterns.

        Malpractice expense for the seven months ended December 31, 2002 was $190 million and included charges of (1) approximately $33 million as a result of lowering the discount rate used from 7.5% to 4.61% at December 31, 2002, (2) approximately $27 million due to an increase in reserves at one of our insurance subsidiaries, Hospital Underwriting Group, as a result of an increase in the average cost of claims being paid by this subsidiary, and (3) approximately $80 million to increase our self-retention reserves, also due to a significant increase in the average cost of claim settlements and awards. The 7.5% rate was based on our average cost of borrowings. The 4.61% rate was based on a risk-free, Federal Reserve 10-year maturity composite rate for a period that approximated our estimated claims payout period at that time. Malpractice expense for the year ended May 31, 2002 was $164 million.

        We continue to experience unfavorable pricing and availability trends in the professional and general liability insurance markets and increases in the size of claim settlements and awards in this area. We expect this trend to continue unless pricing for insurance becomes favorable, settlement amounts decrease, and meaningful tort reform legislation is enacted. Physicians, including those who practice at some of our hospitals, face significant and sometimes prohibitive increases in malpractice insurance premiums and limitations on availability, which could and often does cause those physicians to limit their practices. That, in turn, could and does result in lower admissions to our hospitals.

        Also included in other operating expenses in the year ended December 31, 2004 is $25 million of net gains on sales of equipment and other assets, including a net gain of approximately $18 million from the sale of certain home health agencies and hospices.

  IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL AND RESTRUCTURING CHARGES

        During the years ended December 31, 2004 and 2003, we recorded impairment and restructuring charges of $1.272 billion and $1.384 billion, respectively. We recorded $22 million in the seven months ended December 31, 2002 and $99 million in the year ended May 31, 2002. See Note 5 to the Consolidated Financial Statements for additional detail of these charges and related liabilities.

        The significant charges in 2004 and 2003 are primarily due to the impairment of goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). During 2003, we recorded a charge of $1.122 billion, primarily related to our California region and our then Central-Northeast region, and in the fourth quarter of 2004, we recorded a charge of $1.113 billion related to our Texas-Gulf Coast and Florida-Alabama regions.

        The goodwill impairment charge in 2004 is the result of a lower estimated fair value due to adverse industry and company-specific challenges that continue to affect our operating results, such as reduced patient volumes, high levels of bad debt expense related to uninsured and underinsured patients, the shift of our managed care business to contracts that provide lower reimbursement, and continued pressure on labor and supply costs. The goodwill impairment charges in 2003 were the result of a comprehensive review of the near-term and long-term prospects for each of our hospitals and an impairment test performed in connection with the restructuring of our operating divisions and regions in 2003, along with a realignment of our executive team and other factors, that changed our goodwill "reporting units," as defined under SFAS 142. We estimated the fair value of the goodwill based on independent appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows.

        Based on future financial trends and the possible impact of negative trends on our future outlook, further impairments of long-lived assets and goodwill may occur, and we will incur additional restructuring charges.

  COSTS OF LITIGATION AND INVESTIGATIONS

        Costs of litigation and investigations in continuing operations for the year ended December 31, 2004 were $74 million and consisted primarily of (1) a $30 million accrual of a minimum liability to address the potential resolution of a number of the civil lawsuits arising out of pricing strategies at facilities owned or formerly owned by our subsidiaries and (2) costs to defend ourselves in various lawsuits, in particular the Alvarado trial (see Note 14 to the Consolidated Financial Statements).

        Costs of litigation and investigations for the year ended December 31, 2003 were $282 million and consisted primarily of:

  (1)
  A $152 million charge recorded for an award of contract damages by a California appellate court to a former executive in connection with our alleged failure to provide certain incentive stock awards to the executive. This charge includes post-judgment interest through December 31, 2003 and attorneys' fees and costs. On February 18, 2004, the California Supreme Court declined to review the appellate court's decision. We paid $163.3 million to the former executive on March 1, 2004 in satisfaction of the final judgment.

  (2)
  $54 million paid for the settlement of the Redding Medical Center matter as discussed in Part I, Item 3, Legal Proceedings.

  (3)
  An aggregate of $30.2 million, which was accrued as of December 31, 2003 and paid during 2004, for the settlement of the United States Ex Rel. Barbera v. Amisub (North Ridge Hospital), Inc. lawsuit and the settlement of the transfer discharge investigation.

        The remaining costs in 2003 were for other miscellaneous settlements and costs to defend ourselves.

  LOSS FROM EARLY EXTINGUISHMENT OF DEBT

        In connection with the repurchase of senior notes and the termination of our credit agreement in 2004, we recorded $13 million in losses from early extinguishment of debt in the year ended December 31, 2004. These losses primarily reflect the write off of debt issuance costs, discounts and unamortized hedging losses in accumulated other comprehensive loss. In connection with the redemption of senior notes in February 2005, we expect to record a loss of approximately $23 million.

  OPERATING INCOME (LOSS)

        Operating expenses were 113.2% of net operating revenues in the year ended December 31, 2004, compared to 109.7% in 2003. Lower net operating revenues, higher salaries and benefits expense, supply costs, provision for doubtful accounts and malpractice expense were only partially offset by lower costs of litigation and investigations and impairment and restructuring charges.

  INTEREST EXPENSE

        The increase in interest expense for the year ended December 31, 2004 compared to the year ended December 31, 2003 was largely attributable to the issuance of $1 billion of privately placed senior notes in June 2004 and the partial use of the proceeds to retire lower rate debt with maturity dates in the next several years. In January 2005, we issued an additional $800 million of senior notes through a private placement with public registration rights (see Note 6 to the Consolidated Financial Statements), which will result in additional interest expense in 2005.

  NET GAINS ON SALES OF FACILITIES, LONG-TERM INVESTMENTS AND SUBSIDIARY COMMON STOCK

        The $10 million of net gains in the year ended December 31, 2004 related primarily to (1) our sale of investments in various health care ventures and (2) reduction of reserves associated with hospitals sold in prior years.

        The $16 million of net gains in the year ended December 31, 2003 related primarily to (1) our sale of a portion of our common stock in Broadlane, Inc. and (2) collection of certain notes receivable associated with hospitals sold in prior years that had been previously reserved for in earlier periods.

  INCOME TAX BENEFIT (EXPENSE)

        Income tax expense from continuing operations was $184 million on a pre-tax loss of $1.613 billion in the year ended December 31, 2004 compared to an income tax benefit from continuing operations of $228 million on a pre-tax loss of $1.272 billion in the year ended December 31, 2003.

        Income tax expense in the year ended December 31, 2004 included a portion of the impact of establishing a $744 million valuation allowance for our deferred tax assets during the fourth quarter of 2004. This valuation allowance was recorded in the following manner: (1) $480 million was reflected in income tax expense in continuing operations, (2) $144 million was reflected in income tax expense in discontinued operations and (3) $120 million was recorded as an adjustment against additional paid-in capital, rather than income tax expense, due to the fact that excess tax deductions remained from prior stock option awards accounted for in accordance with the fair value based method under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

        We established the valuation allowance as a result of assessing the realization of our deferred tax assets based on the fact that we incurred significant impairment charges, legal settlements and continued adverse results of operations in the fourth quarter of 2004, combined with having a cumulative loss for the three-year period ended December 31, 2004, which is considered "negative evidence" under SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). We concluded that, as a result of this negative evidence, SFAS 109 precludes us from relying upon our forecasts of future income for the purpose of supporting the realization of the deferred tax assets under the more likely than not standard. (See Note 15 to the Consolidated Financial Statements.)

  PRO FORMA INFORMATION

        In light of the changes CMS made to the Medicare outlier payment calculations effective January 1, 2003 (discussed in Note 2C to the Consolidated Financial Statements), the additional charges to provision for doubtful accounts recorded in the quarters ended September 30, 2003 and June 30, 2004 (discussed in Note 3 to the Consolidated Financial Statements) and the phase-in of the discounts for uninsured patients under the Compact beginning in the second quarter of 2004, we are supplementing certain historical information with information presented on a pro forma basis as if we had received no Medicare outlier revenues, recorded no additional provisions for doubtful accounts and had not implemented the discounts under the Compact during the periods indicated. This information includes numerical measures of our historical performance that have the effect of depicting such measures of financial performance differently from that presented in our consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and that are defined under Securities and Exchange Commission rules as "non-GAAP financial measures." We believe that the information presented on this pro forma basis is important to our shareholders in order to show the effect that these items had on elements of our historical results of operations and provide important insight into our operations in terms of other underlying business trends, without necessarily estimating or suggesting their effect on future results of operations. This supplemental information has inherent limitations because Medicare outlier revenue in periods prior to January 1, 2003 are not indicative of future periods and such revenue in periods from January 1, 2003 forward may not be indicative of future periods. We compensate for these inherent limitations by also utilizing comparable GAAP measures. In spite of the limitations, we find the supplemental information useful to the extent it better enables us and our investors to evaluate pricing trends and we believe the consistent use of this supplemental information provides us and our investors with reliable period-to-period comparisons. Costs in our business are largely influenced by volumes and thus are generally analyzed as a percent of net operating revenues, so we provide this additional analytical information to better enable investors to measure expense categories between periods. Based on requests by certain shareholders, we believe that our investors find these non-GAAP measures useful as well. Investors are encouraged, however, to use GAAP measures when evaluating our financial performance.

        The tables below illustrate actual operating expenses as a percent of net operating revenues, net inpatient revenue per admission and net outpatient revenue per visit for the years ended December 31, 2004 and 2003, and the year ended May 31, 2002 as if we had received no outlier revenue, recorded no additional provisions for doubtful accounts and had not implemented the discounts under the Compact during the periods indicated. The tables also illustrate same-hospital (excludes one cancer treatment facility acquired in December 2003, USC Kenneth Norris Jr. Cancer Hospital, located on the campus of USC University Hospital, and two general hospitals, Centennial Medical Center and St. Francis Hospital—Bartlett, which both opened in 2004) net inpatient revenue per admission and same-hospital net outpatient revenue per visit adjusted as described above for the years ended December 31, 2004 and 2003. The tables include reconciliations of GAAP measures to non-GAAP measures. Investors are encouraged, however, to use GAAP measures when evaluating our financial performance.

	Year ended December 31, 2004
	GAAP Amounts	Compact and Bad Debt Adjustments		Medicare Outlier Revenue	Non-GAAP Amounts
	(Dollars in Millions, Except Per Admission and Per Visit Amounts)
Net operating revenues	$9,919	$277		$(64)	$10,132
Operating expenses:
Salaries and benefits	4,325	—		—	4,325
Supplies	1,724	—		—	1,724
Provision for doubtful accounts	1,205	59	(1)	—	1,264
Other operating expenses	2,231	—		—	2,231
As a percent of net operating revenues
Net operating revenues	100.0%				100.0%
Operating expenses:
Salaries and benefits	43.6%				42.7%
Supplies	17.4%				17.0%
Provision for doubtful accounts	12.2%				12.5%
Other operating expenses	22.5%				22.0%
Continuing general hospitals
Net inpatient revenue	$6,546	$144		$(64)	$6,626
Net outpatient revenue	$2,999	$133		$—	$3,132
Admissions	687,857				687,857
Outpatient visits	5,664,357				5,664,357
Net inpatient revenue per admission	$9,517	$209		$(93)	$9,633
Net outpatient revenue per visit	$529	$24		$—	$553
Same-hospital
Net inpatient revenue	$6,491	$144		$(63)	$6,572
Net outpatient revenue	$2,931	$132		$—	$3,063
Admissions	683,474				683,474
Outpatient visits	5,573,644				5,573,644
Net inpatient revenue per admission	$9,497	$211		$(92)	$9,616
Net outpatient revenue per visit	$526	$24		$—	$550

(1)
Represents a $255 million impact due to the Compact, offset by $196 million of additional provisions for doubtful accounts.

	Year ended December 31, 2003
	GAAP Amounts	Compact and Bad Debt Adjustments	Medicare Outlier Revenue	Non-GAAP Amounts
	(Dollars in Millions, Except Per Admission and Per Visit Amounts)
Net operating revenues	$10,146	$—	$(101)	$10,045
Operating expenses:
Salaries and benefits	4,239	—	—	4,239
Supplies	1,602	—	—	1,602
Provision for doubtful accounts	1,135	(166)	—	969
Other operating expenses	2,108	—	—	2,108
As a percent of net operating revenues
Net operating revenues	100.0%			100.0%
Operating expenses:
Salaries and benefits	41.8%			42.2%
Supplies	15.8%			15.9%
Provision for doubtful accounts	11.2%			9.6%
Other operating expenses	20.8%			21.0%
Continuing general hospitals
Net inpatient revenue	$6,558	$—	$(101)	$6,457
Net outpatient revenue	$3,148	$—	$—	$3,148
Admissions	697,588			697,588
Outpatient visits	5,919,981			5,919,981
Net inpatient revenue per admission	$9,401	$—	$(145)	$9,256
Net outpatient revenue per visit	$532	$—	$—	$532
Same-hospital
Net inpatient revenue	$6,557	$—	$(101)	$6,456
Net outpatient revenue	$3,146	$—	$—	$3,146
Admissions	697,488			697,488
Outpatient visits	5,917,276			5,917,276
Net inpatient revenue per admission	$9,401	$—	$(145)	$9,256
Net outpatient revenue per visit	$532	$—	$—	$532

	Year ended May 31, 2002
	GAAP Amounts	Compact and Bad Debt Adjustments	Medicare Outlier Revenue	Non-GAAP Amounts
	(Dollars in Millions, Except Per Admission and Per Visit Amounts)
Net operating revenues	$9,734	$—	$(454)	$9,280
Operating expenses:
Salaries and benefits	3,837	—	—	3,837
Supplies	1,371	—	—	1,371
Provision for doubtful accounts	710	—	—	710
Other operating expenses	1,909	—	—	1,909
As a percent of net operating revenues
Net operating revenues	100.0%			100.0%
Operating expenses:
Salaries and benefits	39.4%			41.3%
Supplies	14.1%			14.8%
Provision for doubtful accounts	7.3%			7.7%
Other operating expenses	19.6%			20.6%
Continuing general hospitals
Net inpatient revenue	$6,256	$—	$(454)	$5,802
Net outpatient revenue	$3,010	$—	$—	$3,010
Admissions	662,086			662,086
Outpatient visits	5,868,306			5,868,306
Net inpatient revenue per admission	$9,449	$—	$(686)	$8,763
Net outpatient revenue per visit	$513	$—	$—	$513

LIQUIDITY AND CAPITAL RESOURCES

  CASH REQUIREMENTS

        Our obligations to make future cash payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees and standby letters of credit, are summarized in the table below, all as of December 31, 2004:

		Years ending December 31
	Total	2005	2006	2007	2008	2009	Later Years
	(In Millions)
Long-term debt	$4,506	$38	$217	$187	$2	$—	$4,062
Capital lease obligations	31	3	2	20	—	1	5
Long-term non-cancelable operating leases	736	162	151	135	113	60	115
Standby letters of credit and guarantees	262	226	10	7	7	5	7
Purchase orders	395	395	—	—	—	—	—

Total	$5,930	$824	$380	$349	$122	$66	$4,189

        The standby letters of credit are required principally by our insurers and various states to collateralize our workers' compensation programs pursuant to statutory requirements and as security under a selected number of programs to collateralize the deductible and self-insured retentions under our professional and general liability insurance programs. The amount of collateral required is principally dependent upon the level of claims activity and our creditworthiness. The insurers require the collateral in case we are unable to meet our obligations to claimants within the deductible or self-insured retention layers. The standby letters of credit are issued under our letter of credit facility and are fully collateralized by the $263 million of restricted cash on the consolidated balance sheet (see Note 6 to the Consolidated Financial Statements).

        Our capital expenditures primarily relate to the design and construction of new buildings, expansion and renovation of existing facilities, including amounts to comply with applicable laws and regulations, equipment and systems additions and replacements, introduction of new medical technologies, construction of new hospitals and various other capital improvements.

        Capital expenditures were $558 million and $833 million in the years ended December 31, 2004 and 2003, respectively, $490 million in the seven months ended December 31, 2002 and $889 million in the year ended May 31, 2002. Included in capital expenditures are costs related to the construction of two new hospitals that opened in 2004, in the amount of $84 million and $80 million in the years ended December 31, 2004 and 2003, respectively, $11 million in the seven months ended December 31, 2002, and $8 million in the year ended May 31, 2002.

        We anticipate that our capital expenditures for the year ending December 31, 2005 will be approximately $500 million. These capital expenditures include approximately $7 million in 2005 of the estimated $300 million required to meet the California seismic requirements by 2012 for the remaining California facilities after all planned divestitures.

        Interest payments, net of capitalized interest, were $260 million and $235 million in the years ended December 31, 2004 and 2003, respectively, $175 million in the seven months ended December 31, 2002 and $389 million in the year ended May 31, 2002. We anticipate that our interest payments for the year ending December 31, 2005 will be approximately $400 million.

        Income tax payments, net of refunds received, were $46 million and $351 million in the years ended December 31, 2004 and 2003, respectively, $307 million in the seven months ended December 31, 2002 and $268 million in the year ended May 31, 2002. We anticipate receiving income tax refunds during the year ending December 31, 2005 of approximately $530 million.

        We are currently involved in significant investigations and legal proceedings. (See Part I, Item 3, Legal Proceedings, for a description of these matters.) Although we cannot presently determine the timing or the amounts of any potential liabilities resulting from the ultimate resolutions of these investigations and lawsuits, we will incur significant costs in defending them and their outcomes could have a material adverse effect on our liquidity, financial position and results of operations.

  SOURCES AND USES OF CASH

        Our liquidity for the year ended December 31, 2004 was derived primarily from proceeds from the sale of new senior notes and sales of facilities. For the year ended December 31, 2003, our liquidity was derived primarily from net cash provided by operating activities, the sales of new senior notes and the sales of facilities. Cash flow from operations and the sale of new senior notes were the primary contributors to our liquidity in the seven months ended December 31, 2002 and the year ended May 31, 2002.

        During the year ended December 31, 2004, we had a use of cash generated by our operating activities of $82 million. The primary contributors were payments made for unfavorable litigation settlements and payments made against reserves for restructuring charges, which approximated $675 million in total. Net cash provided by operating activities for the year ended December 31, 2003, seven months ended December 31, 2002 and the year ended May 31, 2002 was $838 million, $1.1 billion and $2.3 billion, respectively. The consecutive declines are due to reduced Medicare outlier revenue, reduced reimbursements by managed-care payers, higher operating costs and overall deteriorating performance from our hospitals, including those hospitals classified in discontinued operations. Our primary source of operating cash is the collection of accounts receivable. As we experience changes in our business mix and as admissions of uninsured patients grow, our operating cash flow is negatively impacted due to lower levels of cash collections and higher levels of bad debt.

        Cash proceeds from the sale of new senior notes were $954 million in the year ended December 31, 2004, $979 million in the year ended December 31, 2003, $395 million in the seven months ended December 31, 2002 and $2.5 billion in the year ended May 31, 2002. We used the proceeds to redeem other long-term debt, to retire existing bank loans under our credit agreements at the time and for general corporate purposes.

        Proceeds from the sales of facilities, long-term investments and other assets during 2004 and 2003 aggregated $431 million and $730 million, respectively. Approximately $96 million of the proceeds received in 2003 were invested in an escrow account dedicated to funding costs associated with completing construction at certain of our hospitals. During 2003 and 2004, $8 million and $88 million, respectively, were released to fund construction costs. As of December 31, 2004, there was no balance remaining in the escrow account. The liquidation of working capital from hospital sales in 2004, anticipated sales proceeds and the liquidation of working capital from hospital sales anticipated to be completed during 2005 and any tax benefit associated with such sales should further bolster our liquidity, although we do not expect to realize in cash the portion of proceeds anticipated from such tax benefits, related to the hospitals sold during 2004, until April 2005.

        Between July 1, 2001 and June 30, 2003, we purchased 48,734,599 shares of our common stock for $1.4 billion, of which $208 million was spent in the year ended December 31, 2003. The repurchases were authorized by our board of directors and are held as treasury stock. We have not made any repurchases since June 30, 2003 and do not intend to repurchase any shares in 2005.

  DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

        In June 2004, we issued $1 billion of 9.875% senior notes due in 2014. The notes are unsecured. A portion of the proceeds were used to repurchase $552 million of senior notes due in 2006 and 2007.

        In January 2005, we sold $800 million of 9.25% senior notes in a private placement, and, in February 2005, we redeemed our remaining outstanding senior notes of $400 million due in 2006 and 2007. As a result, we have no significant long-term debt due until December 2011. The maturities of 90% of our long-term debt now fall between December 2011 and January 2015. An additional $450 million is not due until 2031.

        On December 31, 2004, we terminated our five-year revolving credit agreement and replaced it with a one-year letter of credit facility. The new facility provides for the issuance of up to $250 million in letters of credit and does not provide for any cash borrowings. The letter of credit facility contains customary affirmative and negative covenants that, among other requirements, limit (1) liens, (2) consolidations, mergers or the sale of all or substantially all assets, (3) subsidiary debt and (4) prepayment of debt. The new facility is secured by the stock of certain of our subsidiaries and cash collateral equal to 105% of the facility (approximately $263 million reflected as restricted cash on the consolidated balance sheet). From time to time we expect to engage in various capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. (See Note 6 to the Consolidated Financial Statements.)

        We are currently in compliance with all covenants under our letter of credit facility and the indentures governing our senior notes. (See Note 6 to the Consolidated Financial Statements.)

        At December 31, 2004, we had approximately $216 million of letters of credit outstanding under the letter of credit facility, which was fully collateralized by the $263 million of restricted cash. We had approximately $654 million in unrestricted cash and cash equivalents on hand at December 31, 2004.

  LIQUIDITY

        We believe that existing unrestricted cash and cash equivalents on hand, future cash provided by operating activities, including estimated income tax refunds of $530 million expected to be received during 2005, the $773 million of net proceeds from the January 2005 debt issuance described above, the sales of facilities and, depending on capital market conditions, other borrowings should be adequate to meet known debt service requirements. It should also be adequate to finance planned capital expenditures and other presently known operating needs. However, our cash needs could be materially affected by the various uncertainties discussed in this and other sections and the impact of potential judgments and settlements addressed in Part I, Item 3, Legal Proceedings, as well as changes in our results of operations.

        We are aggressively identifying and implementing further actions to reduce costs and enhance our operating performance, including cash flow. Among the areas being addressed are managed care payer contracting, improved procurement efficiencies, cost standardization, bad debt expense reduction initiatives and reducing certain non-patient care hospital costs. We believe our restructuring plan and the various initiatives we have undertaken will ultimately position us to report improved operating performance, although that performance may remain somewhat below our hospital management peers because of geographic and other differences in hospital portfolios.

        We believe it is important for a reader to understand that (1) if our results of operations continue to deteriorate, and/or (2) if claims, lawsuits, settlements or investigations are resolved in a materially adverse manner, there could be substantial doubt about our liquidity.

OFF-BALANCE SHEET ARRANGEMENTS

        We have no off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $262 million of standby letters of credit and guarantees as of December 31, 2004 (shown in the cash requirements table above). The letters of credit are collateralized by $263 million of restricted cash.

RECENTLY ISSUED ACCOUNTING STANDARDS

        The following summarizes noteworthy recently issued accounting standards:

  •
  SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29," was issued in December 2004. This statement amends and clarifies financial accounting for nonmonetary exchanges. The amendments eliminate certain previous exceptions to the use of fair value and are intended to improve the comparability of cross-border financial reporting by narrowing the differences with existing International Accounting Standards Board standards. This statement is effective for the third quarter of 2005 and is not expected to have a material impact on our financial position, results of operations or cash flows.

  •
  SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions, an Amendment of FASB Statements No. 66 and 67," was issued in December 2004. This statement amends FASB Statements No. 66 and 67 to reference guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement is effective for our 2006 calendar year and is not expected to have a material impact on our financial position, results of operations or cash flows.

  •
  SFAS No. 123R (Revised 2004), "Share-Based Payment," was issued in December 2004, which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method. The accounting provisions of SFAS 123R are effective for interim or annual reporting periods beginning after June 15, 2005.

    We will be required to adopt SFAS 123R in the third quarter of 2005. Since we previously adopted SFAS 123, we do not anticipate the cumulative effect of the adoption of SFAS 123R to have a material impact on our financial position or results of operations. Under SFAS 123R, the previously estimated fair value of non-vested stock option grants outstanding, when we adopt SFAS 123R in the third quarter of 2005, should not be adjusted for differences between the requirements of SFAS 123R and SFAS 123, except for any impact of incorporating expected forfeitures before vesting. This method of adopting SFAS 123R is referred to as the modified prospective application method.

    We are still evaluating the fair value valuation techniques allowed under SFAS 123R to determine the model that we will use to estimate the fair value of stock options granted after the adoption of this standard. Under SFAS 123R, a closed-form model (e.g., Black-Scholes) and a lattice model are acceptable valuation techniques. A lattice model can be designed to accommodate estimates of option exercise patterns and post-vesting employment termination during the option's contractual term, and thereby can more fully reflect the effect of those factors than an estimate developed using a closed-form model and a single weighted-average life of the options. If we determine that utilizing a lattice model valuation technique is more appropriate when we adopt SFAS 123R, the fair value estimates of future stock option grants under a lattice model may differ from fair value estimates if the Black-Scholes model was used.

  •
  SFAS No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4," was issued in November 2004. This statement amends and clarifies financial accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). These changes are intended to improve the comparability of cross-border financial reporting by narrowing the differences with existing International Accounting Standards Board standards. This statement is effective for inventory costs incurred during our 2006 calendar year and is not expected to have a material impact on our financial position, results of operations or cash flows.

  •
  FASB Interpretation No. 46-R ("FIN 46-R"), "Consolidation of Variable Interest Entities—an interpretation of ARB 51 (revised December 2003)," was issued to amended certain provisions of FASB Interpretation No. 46, which provides guidance on the consolidation of variable interest entities, and delayed implementation for entities that were not considered special purpose entities until the first quarter of 2004. Our adoption of FIN 46-R did not have a material impact on our financial position, results of operations or cash flows.

  •
  FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"), was issued in response to a new law regarding prescription drug benefits under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans. Our adoption of FSP 106-2 did not have a material impact on our financial position, results of operations or cash flows.

CRITICAL ACCOUNTING ESTIMATES

        In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we must use estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base the estimates on historical experience and on assumptions that we believe to be reasonable, given the particular circumstances in which we operate. Actual results may vary from those estimates.

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

  REVENUE RECOGNITION

        We recognize net operating revenues in the period in which services are performed. Net operating revenues consist primarily of net patient service revenues that are recorded based on established billing rates (i.e., gross charges), less estimated discounts for contractual allowances (principally for patients covered by Medicare, Medicaid and managed care and other health plans and uninsured patients under the Compact).

        Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost-based revenues, which were more prevalent in earlier periods, and certain other payments, such as IME, GME, disproportionate share and bad debt expense, which are based on our hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements under these programs are subject to audit by Medicare and Medicaid auditors and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Because the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by us could change by material amounts.

        Prior to 2003, we recorded estimates for contractual allowances and cost report settlements for Medicare and Medicaid based on amounts generated from information accumulated from various accounting and information systems. Adjustments to these accruals were generally made upon the final settlement of Medicare and Medicaid cost reports. In 2003, we completed the implementation of a new system and estimation process for recording Medicare net revenue and estimated cost report settlements. This resulted in a refinement in recording the accruals to more closely reflect the expected final settlements on our cost reports. For filed cost reports, we now record the accrual based on those cost reports and subsequent activity, and record a valuation allowance against those cost reports based on historical settlement trends. The accrual for cost reports not yet filed is now recorded based on estimates of what we expected to report on the filed cost reports and a corresponding valuation allowance was recorded as previously described. Cost reports must be filed generally within the five months after the end of the annual cost report reporting period. After the cost report is filed, the accrual and corresponding valuation allowance may need to be adjusted. Estimated cost report settlements and valuation allowances are deducted from accounts receivable in the accompanying consolidated balance sheets.

        Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient's bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we attempt to estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. These estimates are continuously reviewed for accuracy by taking into consideration known contract terms as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursements for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of individual patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

        Revenues related to self-pay patients may qualify for a discount under the Compact, whereby the gross charges based on established billing rates would be reduced by an estimated discount for contractual allowance.

        We believe that adequate provision has been made for any adjustments that may result from final determination of amounts earned under all the above arrangements. We know of no material claims, disputes or unsettled matters with any payers that would affect our revenues for which we have not adequately provided for in our consolidated financial statements.

  PROVISIONS FOR DOUBTFUL ACCOUNTS

        Our policy is to attempt to collect amounts due from patients, including co-payments and deductibles due from patients with insurance, at the time of service while complying with all federal and state laws and regulations, including, but not limited to, the Emergency Medical Treatment and Labor Act ("EMTALA"). Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay. Therefore, until the legally required medical screening examination is complete and stabilization of the patient has begun, services are performed prior to the verification of the patient's insurance, if any. In non-emergency circumstances or for elective procedures and services, it is our policy, when appropriate, to verify insurance prior to a patient being treated.

        We provide for an allowance against accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of certain of our accounts receivables by hospital, our historical collection experience by hospital and for each type of payer, and other relevant factors. Our practice is to write-down self-pay accounts receivable, including accounts related to the co-payments and deductibles due from patients with insurance, to their estimated net realizable value at the time of billing. Generally, uncollected balances are assigned to our in-house collection agency between 90 to 120 days, once patient responsibility has been identified. When accounts are assigned for collections by the hospital, the accounts are completely written off through provision for doubtful accounts, and an estimated future recovery amount is calculated and recorded as a receivable on the hospital's books at the same time. The account balance is adjusted for payments on these accounts and adjustments are made based on changes to actual recovery rates.

        Managed care accounts receivable are written down to their estimated net realizable value as they age over the course of 180 days. Historically, all accounts would be written off through the provision for doubtful accounts and assigned to our in-house collection agency with an estimated future recovery amount established on the hospital's books at the same time. Based on various factors, managed care accounts are now collected through hospital-based business offices or regional business offices, whereby the account balances remain in the hospital's billing system and on the hospital's books, and are adjusted based on an analysis of the net realizable value.

        During 2003 and 2004, our procedures for estimating the net realizable value of accounts identified unfavorable trends in collection experience for both self-pay and managed care accounts. We believe this trend in self-pay is due to a combination of broad economic factors, including unemployment levels, reductions in state Medicaid budgets, increasing numbers of individuals and employers who choose not to purchase insurance, and the increasing burden of co-payments and deductibles to be made by patients instead of insurers. Additionally, many of these patients, who delay or do not seek routine medical care because of the costs, are being admitted through the emergency department and often require more costly care, resulting in higher billings, which are the least collectible of all accounts. These factors cause a change in our business mix as admissions of uninsured and underinsured patients grow.

        Changes in the collectibility of managed care accounts receivable are ongoing as we continue to experience payment pressure from managed care companies (which pressure is exacerbated by disputes with certain managed care companies, primarily in California) concerning substantial amounts of past billings. We aggressively pursue collection of these accounts receivable using all means at our disposal, including arbitration and litigation, but we may not be successful.

  ACCRUALS FOR GENERAL AND PROFESSIONAL LIABILITY RISKS

        We insure substantially all of our professional and comprehensive general liability risks in excess of self-insured retentions through insurance subsidiaries (see Note 13 to the Consolidated Financial Statements). Risks in excess of these retentions are reinsured with major independent insurance companies.

        We record reserves for claims when they are probable and reasonably estimable. We maintain reserves, which are based on actuarial estimates by an independent third party, for the portion of our professional liability risks, including incurred but not reported claims, to the extent we do not have insurance coverage (i.e., self-insured retentions). We estimate reserves for losses and related expenses using expected loss-reporting patterns. Reserves are discounted to their estimated present value under a risk-free rate approach using a Federal Reserve seven-year maturity composite rate that approximates our claims payout period. There can be no assurance that the ultimate liability will not exceed our estimates. Adjustments to the estimated reserves are recorded in our results of operations in the periods when such amounts are determined.

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

  ACCOUNTING FOR INCOME TAXES

        We account for income taxes using the asset and liability method in accordance with SFAS 109. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

        Developing our provision for income taxes and analysis of potential tax exposure items requires significant judgment and knowledge of federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets.

        We assess the realization of our deferred tax assets to determine whether an income tax valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, we determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The main factors that we consider include:

  •
  cumulative losses in recent years;

  •
  income/losses expected in future years;

  •
  unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels;

  •
  the availability, or lack thereof, of taxable income in prior carryback periods that would limit realization of tax benefits;

  •
  the carryforward period associated with the deferred tax assets and liabilities; and

  •
  prudent and feasible tax-planning strategies.

        While we believe we have provided adequately for our income tax receivables or liabilities in our consolidated financial statements, adverse determinations by taxing authorities or changes in tax laws and regulations could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

  ACCOUNTING FOR STOCK-BASED COMPENSATION

        We account for the cost of stock-based compensation using the fair-value method recommended by SFAS 123, under which the cost of stock option grants and other incentive awards to employees, directors, advisors and consultants generally is measured by the fair value of the awards on their grant date and is recognized over the vesting periods of the awards, whether or not the awards had any intrinsic value during the period. We estimate the fair value of stock option grants as of the date of each grant, using a Black-Scholes option-pricing model. This model incorporates our reasoned assumptions regarding (1) the expected volatility of our common stock price, (2) estimated risk-free interest rates, and (3) the expected dividend yield, if any, all over the expected lives of the respective options. We do not adjust the model for non-transferability, risk of forfeiture or the vesting restrictions of the option—all of which would reduce the option value if factored into our calculations. The most critical of the above assumptions in our calculations of fair value is the expected life of an option, because it, in turn, is a principal part of our calculations of expected volatility and interest rates. Accordingly, we reevaluate our estimate of expected life at each major grant date. Our reevaluation is based on recent exercise patterns and is reviewed from time to time by an outside, independent consulting firm.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The table below presents information about certain of our market-sensitive financial instruments as of December 31, 2004. The fair values were determined based on quoted market prices for the same or similar instruments. At December 31, 2004, we had no borrowings subject to or with variable interest rates.

	Maturity Date, Year ending December 31
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed-rate long-term debt	$41	$219	$207	$2	$1	$4,067	$4,537	$4,464
Average interest rates	6.62%	5.28%	4.95%	4.56%	4.56%	7.36%	6.97%

        We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.

        At December 31, 2004, we had no significant long-term, market-sensitive investments. Our market risk associated with our investments in debt securities classified as a current asset is substantially mitigated by the frequent turnover of the portfolio.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

To Our Shareholders:

        The management of Tenet Healthcare Corporation (together with its subsidiaries, "Tenet") is responsible for the preparation, integrity and objectivity of Tenet's consolidated financial statements and all other information in this report for the year ended December 31, 2004. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, accordingly, include certain amounts that are based on management's informed judgment and best estimates.

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

        The audit committee of the board of directors (the "board"), which is comprised solely of directors who (1) are neither current nor former officers or employees, (2) otherwise meet the independence standards set forth in Tenet's corporate governance principles, and (3) the board has determined are "independent" as that term is defined by the New York Stock Exchange, meets regularly with Tenet's management, internal auditors and independent registered public accountants to review matters relating to financial reporting (including the quality of accounting principles), internal accounting controls and auditing. The independent registered public accountants and the internal auditors report to the audit committee and have direct and confidential access to the audit committee at all times to discuss the results of their audits.

        Tenet's independent registered public accountants, selected and engaged by the audit committee of the board, perform annual audits of the consolidated financial statements of Tenet in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require a consideration of the system of internal controls and tests of transactions to the extent deemed necessary by the independent registered public accountants for purposes of supporting their opinion as set forth in their independent registered public accountants' report. Their report expresses an independent opinion on the fairness of presentation of the consolidated financial statements.

Stephen D. Farber Chief Financial Officer	Timothy L. Pullen Executive Vice President and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Tenet Healthcare Corporation:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that Tenet Healthcare Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Tenet Healthcare Corporation is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of Tenet Healthcare Corporation's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Tenet Healthcare Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Tenet Healthcare Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tenet Healthcare Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for the years ended December 31, 2004 and 2003, for the seven- month transition period ended December 31, 2002 and for the year ended May 31, 2002, and our report dated March 7, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas
March 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Tenet Healthcare Corporation:

        We have audited the accompanying consolidated balance sheets of Tenet Healthcare Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for the years ended December 31, 2004 and 2003, for the seven-month transition period ended December 31, 2002 and for the year ended May 31, 2002. In connection with our audits of the consolidated statements, we have also audited the consolidated financial statement schedule included in Part IV of the Company's Annual Report on Form 10-K. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tenet Healthcare Corporation and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, for the seven-month transition period ended December 31, 2002 and for the year ended May 31, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 2H to the consolidated financial statements, effective June 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tenet Healthcare Corporation's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Dallas, Texas
March 7, 2005

CONSOLIDATED BALANCE SHEETS

Dollars in Millions

	December 31
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$654	$619
Restricted cash	263	—
Investments in debt securities	117	123
Accounts receivable, less allowance for doubtful accounts ($698 at December 31, 2004 and $500 at December 31, 2003)	1,688	2,415
Inventories of supplies, at cost	188	224
Income tax receivable	530	—
Deferred income taxes	118	401
Assets held for sale	114	129
Other current assets	320	337

Total current assets	3,992	4,248
Investments and other assets	296	386
Property and equipment, at cost, less accumulated depreciation and amortization	4,820	5,557
Goodwill	800	1,949
Other intangible assets, at cost, less accumulated amortization ($101 at December 31, 2004 and $112 at December 31, 2003)	170	158

	$10,078	$12,298

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$41	$18
Accounts payable	937	987
Accrued compensation and benefits	390	464
Income taxes payable	—	36
Professional liability reserves	137	115
Accrued interest payable	96	53
Accrued legal settlement costs	40	203
Other current liabilities	489	518

Total current liabilities	2,130	2,394
Long-term debt, net of current portion	4,395	4,039
Professional liability reserves	591	511
Other long-term liabilities and minority interests	919	989
Deferred income taxes	311	4

Total liabilities	8,346	7,937
Commitments and contingencies
Shareholders' equity:
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 521,132,853 shares issued at December 31, 2004 and 519,012,960 shares issued at December 31, 2003	26	26
Additional paid-in capital	4,131	4,124
Accumulated other comprehensive loss	(13)	(8)
Retained earnings (deficit)	(930)	1,710
Less common stock in treasury, at cost, 53,896,498 shares at December 31, 2004 and 54,226,419 shares at December 31, 2003	(1,482)	(1,491)

Total shareholders' equity	1,732	4,361

	$10,078	$12,298

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions,
Except Per-Share Amounts

	Years ended December 31		Seven months ended December 31, 2002
				Year ended May 31, 2002
	2004	2003
Net operating revenues	$9,919	$10,146	$6,069	$9,734
Operating expenses:
Salaries and benefits	4,325	4,239	2,341	3,837
Supplies	1,724	1,602	870	1,371
Provision for doubtful accounts	1,205	1,135	478	710
Other operating expenses	2,231	2,108	1,211	1,909
Depreciation	368	360	206	347
Goodwill amortization	—	—	—	85
Other amortization	20	20	13	23
Impairment of long-lived assets and goodwill	1,236	1,278	9	76
Restructuring charges	36	106	13	23
Costs of litigation and investigations	74	282	—	—
Loss from early extinguishment of debt	13	—	4	383

Operating income (loss)	(1,313)	(984)	924	970
Interest expense	(333)	(294)	(144)	(324)
Investment earnings	20	16	13	31
Minority interests	3	(21)	(10)	(24)
Net gains on sales of facilities, long-term investments and subsidiary common stock	10	16	—	—
Impairment of investment securities	—	(5)	(64)	—

Income (loss) from continuing operations before income taxes	(1,613)	(1,272)	719	653
Income tax benefit (expense)	(184)	228	(289)	(319)

Income (loss) from continuing operations	(1,797)	(1,044)	430	334
Discontinued operations:
Income (loss) from operations of asset group	(293)	(102)	326	591
Impairment of long-lived assets and goodwill, and restructuring charges	(439)	(699)	(374)	—
Litigation settlements	(395)	—	—	—
Net gains on sales of asset group	71	274	—	—
Income tax benefit (expense)	213	94	19	(228)

Income (loss) from discontinued operations	(843)	(433)	(29)	363

Net income (loss)	$(2,640)	$(1,477)	$401	$697

Earnings (loss) per common share and common equivalent share
Basic
Continuing operations	$(3.85)	$(2.24)	$0.89	$0.68
Discontinued operations	(1.81)	(0.93)	(0.06)	0.74

	$(5.66)	$(3.17)	$0.83	$1.42

Diluted
Continuing operations	$(3.85)	$(2.24)	$0.87	$0.66
Discontinued operations	(1.81)	(0.93)	(0.06)	0.73

	$(5.66)	$(3.17)	$0.81	$1.39

Weighted average shares and dilutive securities outstanding (in thousands):
Basic	466,226	465,927	484,877	489,717
Diluted	466,226	465,927	493,530	502,899

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Dollars in Millions

	Years ended December 31
			Seven months ended December 31, 2002
				Year ended May 31, 2002
	2004	2003
Net income (loss)	$(2,640)	$(1,477)	$401	$697
Other comprehensive income (loss):
Foreign currency translation adjustments	(5)	10	5	(4)
Losses on derivative instruments designated and qualifying as cash-flow hedges	—	(2)	—	(28)
Unrealized gains (losses) on securities held as available for sale	—	(1)	(6)	31
Reclassification adjustments for (gains) losses included in net income (loss)	(3)	4	47	1

Other comprehensive income (loss) before income taxes	(8)	11	46	—
Income tax benefit (expense) related to items of other comprehensive income (loss)	3	(4)	(17)	—

Other comprehensive income (loss)	(5)	7	29	—

Comprehensive income (loss)	$(2,645)	$(1,470)	$430	$697

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Dollars in Millions,
Share Amounts in Thousands

	Shares Outstanding	Issued Par Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total Shareholders' Equity
Balances at May 31, 2001	488,201	$25	$3,153	$(44)	$2,089	$(70)	$5,153
Net income	—	—	—	—	697	—	697
Issuance of common stock	692	—	21	—	—	—	21
Stock options exercised, including tax benefit	17,829	1	406	—	—	—	407
Stock-based compensation expense	—	—	134	—	—	—	134
Repurchases of common stock	(18,181)	—	—	—	—	(715)	(715)

Balances at May 31, 2002	488,541	26	3,714	(44)	2,786	(785)	5,697
Net income	—	—	—	—	401	—	401
Other comprehensive income	—	—	—	29	—	—	29
Issuance of common stock	378	—	36	—	—	—	36
Stock options exercised, including tax benefit	2,901	—	74	—	—	—	74
Stock-based compensation expense	—	—	87	—	—	—	87
Repurchases of common stock	(18,082)	—	—	—	—	(500)	(500)

Balances at December 31, 2002	473,738	26	3,911	(15)	3,187	(1,285)	5,824
Net loss	—	—	—	—	(1,477)	—	(1,477)
Other comprehensive income	—	—	—	7	—	—	7
Issuance of common stock	2,994	—	32	—	—	2	34
Stock options exercised, including tax benefit	526	—	5	—	—	—	5
Stock-based compensation expense	—	—	176	—	—	—	176
Repurchases of common stock	(12,471)	—	—	—	—	(208)	(208)

Balances at December 31, 2003	464,787	26	4,124	(8)	1,710	(1,491)	4,361
Net loss	—	—	—	—	(2,640)	—	(2,640)
Other comprehensive loss	—	—	—	(5)	—	—	(5)
Issuance of common stock	2,213	—	14	—	—	9	23
Stock options exercised, including tax benefit	236	—	2	—	—	—	2
Deferred tax valuation allowance offset against excess stock option tax benefits	—	—	(120)	—	—	—	(120)
Stock-based compensation expense	—	—	111	—	—	—	111

Balances at December 31, 2004	467,236	$26	$4,131	$(13)	$(930)	$(1,482)	$1,732

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

	Years ended December 31
			Seven months ended December 31, 2002	Year ended May 31, 2002
	2004	2003
Net income (loss)	$(2,640)	$(1,477)	$401	$697
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	388	380	219	455
Provision for doubtful accounts	1,205	1,135	478	710
Deferred income tax expense (benefit)	495	(563)	(284)	44
Income tax benefit related to stock option exercises	—	—	31	134
Stock-based compensation charges	101	139	87	134
Impairment of long-lived assets, goodwill and investment securities, and restructuring charges	1,272	1,389	86	99
Loss from early extinguishment of debt	13	—	4	383
Pre-tax (income) loss from discontinued operations	1,056	527	48	(591)
Other items	(16)	52	35	35
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses and sales of facilities:
Accounts receivable	(899)	(1,104)	(577)	(781)
Inventories and other current assets	(40)	(15)	(31)	(19)
Income taxes payable	(562)	(179)	214	90
Accounts payable, accrued expenses and other current liabilities	166	443	(195)	282
Other long-term liabilities	67	167	271	20
Payments against reserves for restructuring charges and litigation costs and settlements	(280)	(145)	(19)	(77)
Net cash provided by (used in) operating activities from discontinued operations, excluding income taxes	(408)	89	358	700

Net cash provided by (used in) operating activities	(82)	838	1,126	2,315
Cash flows from investing activities:
Purchases of property and equipment:
Continuing operations	(454)	(613)	(382)	(680)
Discontinued operations	(20)	(140)	(97)	(201)
Construction of new hospitals	(84)	(80)	(11)	(8)
Net cash released from (provided to) escrow accounts to fund construction costs	88	(88)	—	—
Proceeds from sales of facilities, long-term investments and other assets	431	730	6	28
Purchases of new businesses, net of cash acquired	—	(39)	(27)	(324)
Investment in hospital authority bonds	(3)	(107)	—	—
Other items, including expenditures related to prior-year purchases of new businesses	30	4	122	(42)

Net cash used in investing activities	(12)	(333)	(389)	(1,227)
Cash flows from financing activities:
Proceeds from borrowings	—	49	1,332	4,394
Sale of new senior notes	954	979	395	2,541
Repurchases of senior, senior subordinated and exchangeable subordinated notes	(555)	—	(282)	(4,063)
Payments of borrowings	(17)	(926)	(1,551)	(3,513)
Restricted cash related to letter of credit facility	(263)	—	—	—
Purchases of treasury stock	—	(208)	(500)	(715)
Proceeds from exercise of stock options	2	5	43	273
Other items	8	5	(2)	(29)

Net cash provided by (used in) financing activities	129	(96)	(565)	(1,112)

Net increase (decrease) in cash and cash equivalents	35	409	172	(24)
Cash and cash equivalents at beginning of period	619	210	38	62

Cash and cash equivalents at end of period	$654	$619	$210	$38

Supplemental disclosures:
Interest paid, net of capitalized interest	$260	$235	$175	$389
Income taxes paid, net of refunds received	$46	$351	$307	$268

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    BASIS OF PRESENTATION

        Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and prevailing practices for investor-owned entities within the health care industry. The preparation of financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base the estimates on historical experience and on assumptions that we believe to be reasonable given the particular circumstances in which we operate. Although we believe all adjustments considered necessary for fair presentation have been included, actual results may vary from those estimates.

        On March 18, 2003, our board of directors approved a change in our fiscal year. Instead of a fiscal year ending on May 31, we now have a fiscal year that coincides with the calendar year. As a result of this change, effective December 31, 2002, our audited consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows presented herein include the years ended December 31, 2004 and 2003, the seven-month transition period ended December 31, 2002, and the previous fiscal year ended May 31, 2002.

        Certain prior-year balances in the accompanying consolidated financial statements have been reclassified to conform to the current period's presentation of financial information. These reclassifications, primarily for the discontinued operations as described in Note 4, have no impact on total assets, liabilities, shareholders' equity, net income (loss) or cash flows. Unless otherwise stated, all amounts disclosed in the Notes to the Consolidated Financial Statements relate to our continuing operations.

NOTE 2    SIGNIFICANT ACCOUNTING POLICIES

  A. THE COMPANY

        We are an investor-owned health care services company whose subsidiaries and affiliates (collectively, "subsidiaries") operate general hospitals and related health care facilities, and hold investments in other companies (including health care companies). At December 31, 2004, our subsidiaries operated 78 general hospitals, including those related to discontinued operations not yet divested, with a total of 19,668 licensed beds, serving urban and rural communities in 13 states. We also owned or operated various related health care facilities, including a small number of rehabilitation hospitals, a specialty hospital, skilled nursing facilities and medical office buildings—all of which are located on, or nearby, one of our general hospital campuses; and physician practices, captive insurance companies and various other ancillary health care businesses (including outpatient surgery centers, home health care agencies, occupational and rural health care clinics).

        At December 31, 2004, our largest concentrations of hospital beds, including those related to discontinued operations not yet divested, were in California with 27.0%, Florida with 23.2% and Texas with 15.1%. On January 28, 2004, we announced a major restructuring of our operations in which we would seek to divest 27 general hospitals. That action, plus our other divestiture plans, and the opening of two new hospitals in 2004 will leave us with 69 general hospitals with a total of 17,902 licensed beds and two 25-bed critical access hospitals in 13 states. Our largest concentrations of hospital beds then will be in Florida with 25.5%, California with 19.8% and Texas with 16.6%. These high concentrations increase the risk that, should any adverse economic, regulatory or other such development occur within these states, our business, financial position, results of operations or cash flows could be materially adversely affected.

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

  C. NET OPERATING REVENUES

        We recognize net operating revenues in the period in which services are performed. Net operating revenues consist primarily of net patient service revenues that are recorded based on established billing rates (gross charges), less estimated discounts for contractual allowances, principally for patients covered by Medicare, Medicaid, managed care and other health plans, and self-pay patients under our Compact with Uninsured Patients ("Compact").

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

        Percentages of consolidated net patient revenues, by payer type, for our continuing general hospitals for the years ended December 31, 2004 and 2003, the seven-month transition period ended December 31, 2002, and the fiscal year ended May 31, 2002 are shown in the table below:

	Years ended December 31
			Seven months ended December 31, 2002
				Year ended May 31, 2002
	2004	2003
Medicare	26.1%	25.1%	28.5%	29.6%
Medicaid	7.4%	7.7%	6.4%	6.5%
Managed care	49.7%	51.0%	50.0%	47.4%
Indemnity, self-pay and other	16.8%	16.2%	15.1%	16.5%

        We recorded the following approximate amounts of net patient revenues related to Medicare outliers in the years ended December 31, 2004 and 2003, the seven-month transition period ended December 31, 2002 and the fiscal year ended May 31, 2002:

	Medicare Outlier Payments	% of Medicare Revenues	% of Net Operating Revenues
	(Dollars in Millions)
Years ended:
December 31, 2004	$64	2.5%	0.6%
December 31, 2003	$101	4.0%	1.0%
Seven-month transition period ended:
December 31, 2002	$304	17.9%	5.0%
Fiscal year ended:
May 31, 2002	$454	16.1%	4.7%

        On January 6, 2003, we voluntarily submitted a proposal to CMS that would reduce outlier payments to our hospitals retroactive to January 1, 2003. Our proposal resulted in a reduction of Medicare outlier revenue recognized by us as shown above. During 2003, CMS issued new regulations, which became effective August 8, 2003, governing the calculation of outlier payments to hospitals.

        Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost-based revenues, which were more prevalent in earlier periods, and certain other payments, such as Indirect Medical Education, Direct Graduate Medical Education, disproportionate share, and bad debt expense, which are based on our hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements under these programs are subject to audit by Medicare and Medicaid auditors and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Because the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by us could change by material amounts.

        Prior to 2003, we recorded estimates for contractual allowances and cost report settlements for Medicare and Medicaid based on amounts generated from information accumulated from various accounting and information systems. Adjustments to these accruals were generally made upon the final settlement of Medicare and Medicaid cost reports. Adjustments related to Medicare and Medicaid cost report settlements decreased revenues by $8 million in the seven months ended December 31, 2002, and increased revenue by $33 million in the year ended May 31, 2002.

        In 2003, we completed the implementation of a new system and methodology for recording Medicare net revenue and estimated cost report settlements. This resulted in a refinement in recording the accruals to more closely reflect the expected final settlements on our cost reports. For filed cost reports, we now record the accrual based on those cost reports and subsequent activity, and record a valuation allowance against those cost reports based on historical settlement trends. The accrual for cost reports not yet filed is now recorded based on estimates of what we expect to report on the filed cost reports and a corresponding valuation allowance is recorded as previously described. Cost reports must be filed generally within the five months after the end of the annual cost report reporting period. After the cost report is filed, the accrual and corresponding valuation allowance may need to be adjusted. Adjustments for valuation allowances and cost report settlements related to Medicare and Medicaid reduced revenues in each of the years ended December 31, 2004 and 2003 by $40 million and

$55 million, respectively. Estimated cost report settlements and valuation allowances are deducted from accounts receivable in the accompanying consolidated balance sheets (see Note 9).

        We believe that we have made adequate provision for any adjustments that may result from final determination of amounts earned under all the above arrangements with Medicare and Medicaid.

        Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient's bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we attempt to estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. These estimates are continuously reviewed for accuracy by taking into consideration known contract terms as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursements for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of individual patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

        We know of no material claims, disputes or unsettled matters with any payers that would affect our revenues for which we have not adequately provided for in the accompanying consolidated financial statements.

        Our Compact is designed to offer managed care-style discounts to most uninsured patients, which enables us to offer lower rates to those patients who historically have been charged standard gross charges. A significant portion of those charges had previously been written down in our provision for doubtful accounts. Under the Compact, the discount offered to uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time the self-pay accounts are recorded and should reduce our provision for doubtful accounts in the future. During the second and third quarters of 2004, we began phasing in the discounting components of the Compact at many of our hospitals, resulting in approximately $277 million in discounts recorded on self-pay accounts under the Compact during 2004. The uninsured patient accounts, net of contractual allowances recorded, are further reduced to their net realizable value through provision for doubtful accounts based on historical collection trends for self-pay accounts and other factors that affect the estimation process.

        We also provide charity care to patients whose income level is below 200% of the Federal Poverty Level with only a co-pay charged to the patient. Our policy is to not pursue collection of amounts determined to qualify as charity care; and, accordingly, we do not report the amounts in net operating revenues or in the provision for doubtful accounts. Patients whose income level is between 200% and 300% of the Federal Poverty Level may also be considered under a catastrophic provision of our charity care policy. Patients without insurance who do not meet the Federal Poverty Level guidelines are offered assistance in applying for Medicaid and other programs they may be eligible for, such as state disability, Victims of Crime or county indigent programs. Patient advocates from our Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs.

        The approximate amounts of gross charges foregone under our charity policy, including indigent care accounts, for the years ended December 31, 2004 and 2003, for the seven months ended December 31, 2002, and for the year ended May 31, 2002 are shown in the following table:

(In Millions)
Years ended December 31
2004	$573
2003	$740
Seven months ended December 31
2002	$403
Year ended May 31
2002	$477

        The lower level of charity and indigent charges in the year ended December 31, 2004 is attributable to a more diligent screening process, whereby approval of accounts are based on specific criteria and require complete and sufficient documentation. In addition, certain accounts that previously were classified as indigent are now being evaluated for qualification under the Compact and provided discounts consistent with managed-care rates.

        Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under our MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 78% of all accounts in our MEP are ultimately approved for Medicaid or receive financial assistance under another qualifying program. If the patient does not qualify for Medicaid, the receivables are reclassified to charity care and written off, or they are reclassified to self-pay, and discounted under the Compact, if applicable, and adjusted to their net realizable value through the provision for doubtful accounts. Reclassifications of Medicaid pending accounts to self-pay do not typically have a material impact on our results of operations as the estimated Medicaid contractual allowances initially recorded are not materially different than the discount recorded on self-pay accounts under the Compact or the estimated provision for doubtful accounts recorded (if a facility had not yet implemented the Compact) when the accounts are reclassified. All accounts classified as pending Medicaid are fully reserved when they reach 180 days old.

        The following table shows the approximate amount of net accounts receivable classified as Medicaid pending, still awaiting determination of eligibility at December 31, 2004 and 2003, by aging category:

	December 31
	2004	2003
	(In Millions)
0-60 days	$48	$39
61-120 days	26	34
121-180 days	13	17
Over 180 days(1)	—	—

Total	$87	$90

(1)
Includes accounts receivable of $20 million and $28 million at December 31, 2004 and 2003, respectively, that are fully reserved.

  D. CASH EQUIVALENTS

        We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash equivalents were approximately $654 million and $619 million at December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, our book overdrafts were approximately $221 million and $223 million, respectively, which were classified as accounts payable.

  E. INVESTMENTS IN DEBT AND EQUITY SECURITIES

        We classify investments in debt and equity securities as either available-for-sale, held-to-maturity or as part of a trading portfolio. At December 31, 2004 and 2003, we had no significant investments in securities classified as either held-to-maturity or trading. We carry securities classified as available-for-sale at fair value if unrestricted. We report their unrealized gains and losses, net of taxes, as accumulated other comprehensive income or loss unless we determine that a loss is other than temporary, at which point we would record a loss in the statement of operations. We include realized gains or losses in the statement of operations based on the specific identification method.

  F. PROVISION FOR DOUBTFUL ACCOUNTS

        We provide for an allowance against accounts receivable for an amount that could become uncollectible whereby such receivables are reduced to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable, our historical collection experience by hospital and by payer, and other relevant factors. There are various factors that can impact the collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, volume of patients through the emergency department, the increased burden of co-payments to be made by patients with insurance and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and our estimation process.

        Our policy is to attempt to collect amounts due from patients, including co-payments and deductibles due from patients with insurance, at the time of service while complying with all federal and state laws and regulations, including, but not limited to, the Emergency Medical Treatment and Labor Act ("EMTALA"). Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay. Therefore, until the legally required medical screening examination is complete and stabilization of the patient has begun, services are performed prior to the verification of the patient's insurance, if any. In non-emergency circumstances or for elective procedures and services, it is our policy to verify insurance prior to a patient being treated; however, there are various exceptions that can occur. Such exceptions can include, for example, instances where (1) we are unable to obtain verification because the patient's insurance company was unable to be reached or contacted, (2) a determination is made that a patient may be eligible for benefits under various government programs, such as Medicaid or Victims of Crime, and it takes several days or weeks before qualification for such benefits is confirmed or denied, and (3) under physician orders we provide services to patients that require immediate treatment.

  G. PROPERTY AND EQUIPMENT

        Additions and improvements to property and equipment are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. We use the straight-line method of depreciation for buildings, building improvements and equipment. The estimated useful life for buildings and improvements is primarily 25 to 40 years, and for equipment, three to 15 years. We record capital leases at the beginning of the lease term as assets and liabilities. The value recorded is the lower of either the present value of the minimum lease payments or the fair value of the asset. Such assets, including improvements, are amortized over the shorter of either the lease term or their estimated useful life. Interest costs related to construction projects are capitalized. In the years ended December 31, 2004 and 2003, capitalized interest was $11 million and $12 million, respectively, $4 million in the seven months ended December 31, 2002 and $9 million in the year ended May 31, 2002.

        We evaluate our long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows. However, there is an evaluation performed at least annually. Fair value estimates are derived from independent appraisals, established market values of comparable assets or internal calculations of estimated future net cash flows. Our estimates of future cash flows are based on assumptions and projections we believe to be reasonable and supportable. Our assumptions take into account revenue and expense growth rates, patient volumes, changes in payer mix, and changes in legislation and other payer payment patterns. These assumptions vary by type of facility.

        We report long-lived assets to be disposed of at the lower of either their carrying amounts or their fair values less costs to sell or close. In such circumstances, our estimates of fair value are based on independent appraisals, established market prices for comparable assets or internal calculations of estimated future net cash flows.

  H. GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill represents the excess of costs over the fair value of assets of businesses acquired. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which we adopted on June 1, 2002, goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are subject to impairment tests performed at least annually. For goodwill, the test is performed at the reporting unit level, as defined by SFAS 142, when events occur that require an evaluation to be performed or at least annually. If we find the carrying value of goodwill to be impaired, or if the carrying value of a business that is to be sold or otherwise disposed of exceeds its fair value, then we must reduce the carrying value, including any allocated goodwill, to fair value. Estimates of fair value are based on independent appraisals, established market prices for comparative assets or internal calculations of estimated future net cash flows.

        Other intangible assets primarily consist of capitalized software costs, which are amortized on a straight-line basis over the estimated useful life of the software, which ranges from three to 15 years. Also included in intangible assets are costs associated with the issuance of our long-term debt, which are being amortized under the straight-line method based on the terms of the specific notes, which is not materially different from the interest method.

  I. ACCRUAL FOR GENERAL AND PROFESSIONAL LIABILITY RISKS

        We record reserves for claims when they are probable and reasonably estimable. We maintain reserves, which are based on actuarial estimates by an independent third party, for the portion of our professional liability risks, including incurred but not reported claims, to the extent we do not have insurance coverage (i.e., self-insured retentions). We estimate reserves for losses and related expenses using expected loss-reporting patterns. Reserves are discounted to their estimated present value under a risk-free rate approach using a Federal Reserve seven-year maturity composite rate that approximates our claims payout period. There can be no assurance that the ultimate liability will not exceed our estimates. Adjustments to the estimated reserves are recorded in our results of operations in the periods when such amounts are determined.

  J. INCOME TAXES

        We account for income taxes using the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

        Developing our provision for income taxes and analysis of potential tax exposure items requires significant judgment and knowledge of federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets.

        We assess the realization of our deferred tax assets to determine whether an income tax valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, we determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The main factors that we consider include:

  •
  cumulative losses in recent years;

  •
  income/losses expected in future years;

  •
  unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels;

  •
  the availability, or lack thereof, of taxable income in prior carryback periods that would limit realization of tax benefits;

  •
  the carryforward period associated with the deferred tax assets and liabilities; and

  •
  prudent and feasible tax-planning strategies.

        While we believe we have provided adequately for our income tax receivables or liabilities in our consolidated financial statements, adverse determinations by taxing authorities or changes in tax laws and regulations could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

  K. STOCK OPTIONS

        Through December 31, 2002, we applied the intrinsic-value-based method of accounting, prescribed by Accounting Principles Board ("APB") Opinion No. 25 ("APB 25"), and its related interpretations (including FASB Interpretation No. 44, an interpretation of APB 25 issued in March 2000), to our stock-based compensation plans. In accordance with that method, no compensation cost was recognized for stock options granted to employees or directors under the plans through that date because the exercise prices for options granted were equal to the quoted market prices on the option grant dates.

        In March 2003, we adopted SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The new policy had a retroactive effective date of January 1, 2003 (the first day of our new fiscal year). The accounting standard establishes a fair value method of accounting for stock-based compensation plans (i.e., compensation costs are based on the fair value of stock options granted). We utilized the retroactive-restatement method to transition from the former accounting standard to the new one. As such, presentations of periods ended prior to January 1, 2003 have been restated to reflect the fair-value method of accounting, as if the change had been effective throughout those prior periods.

  L. SEGMENT REPORTING

        We operate in one line of business—the provision of health care services through the operation of general hospitals and related health care facilities. Our general hospitals generated 97.6% and 97.0% of our net operating revenues in the years ended December 31, 2004 and 2003, respectively, 96.9% in the seven-month transition period ended December 31, 2002, and 96.5% in the year ended May 31, 2002.

        Through March 10, 2003, we had organized these general hospitals and our related health care facilities into three operating segments or divisions. Subsequently, we consolidated into two divisions consisting of five regions. During 2004, we eliminated the two divisions and consolidated our operating regions from five to four in an effort to continue to streamline our operating structure as we build our future around 69 general hospitals. The four regions became our operating segments, as that term is defined by SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." There was no impact on our previous segment reporting determinations as a result of this latter restructuring since the regions' economic characteristics, the nature of their operations, the regulatory environment in which they operate and the manner in which they are managed continue to be similar. In addition, these regions share certain resources and they benefit from many common clinical and management practices. Accordingly, we aggregate the four regions into a single reportable operating segment.

        Our chief operating officer directly oversees operations in the four regions: California, Central Northeast-Southern States, Florida-Alabama and Texas-Gulf Coast.

  M. COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

        We account for costs associated with exit (including restructuring) or disposal activities in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," issued in June 2002 and applicable to such activities initiated after December 31, 2002. We recognize these costs when they are incurred and can be measured at fair value, rather than at the date of a commitment to an exit or disposal plan, as was the case under former accounting standards.

NOTE 3    ALLOWANCE FOR DOUBTFUL ACCOUNTS

        During the quarter ended September 30, 2003, we recorded additional provisions for doubtful accounts in the amount of $212 million ($0.28 per share), of which $166 million ($0.22 per share) was for continuing operations and $46 million ($0.06 per share) was for discontinued operations, to write down our patient accounts receivable to their estimated net realizable value. The additional charge consisted of two components: (1) the effect of accelerating the write-down of self-pay accounts, and (2) the effect of re-evaluating the historical collection patterns for self-pay and managed care accounts receivable in light of the trends at that time.

        This additional charge to increase the provision for doubtful accounts resulted primarily from an adverse change in our business mix as the number of uninsured and underinsured patients grew at an escalating rate. We believe this trend was due to a combination of broad economic factors, including unemployment levels, reductions in state Medicaid budgets, increasing numbers of individuals and employers who choose not to purchase insurance, and an increased burden of co-payments and deductibles to be made by patients instead of insurers. Additionally, many of these patients, who delay or do not seek routine medical care because of the costs, are being admitted through the emergency department and often require more costly care, resulting in higher billings, which are the least collectible of all accounts.

        Historically, our in-house collection agency had collected approximately 17 cents of each dollar of gross charges of self-pay accounts assigned to it. Collections on these types of accounts subsequently declined to a rate of approximately 12 cents on the dollar. Accordingly, during the third quarter of 2003, we changed our accounts receivable evaluation process to give more weight to the most recent 12 months of collection experience. Based on recent collection trends, our in-house collection agency is now collecting approximately 10 cents on the dollar of self-pay accounts assigned to them. Collection trends continue to be evaluated by us and our estimated allowance for doubtful accounts may be adjusted periodically.

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

        During the quarter ended June 30, 2004, we further modified our process for estimating and writing down all existing self-pay accounts (and all future self-pay accounts receivable when they are recorded) to their net realizable value, resulting in an additional provision for doubtful accounts in the amount of $254 million ($0.33 per share), of which $196 million ($0.26 per share) was for continuing operations and $58 million ($0.07 per share) was for discontinued operations. This change in how we estimate the net realizable value of self-pay accounts was primarily attributable to the continued increase in numbers of uninsured and underinsured patients.

        Our current total estimated collection rates on managed care accounts and self-pay accounts are approximately 95% and 16%, respectively, which includes collections from point-of-service through collections by our in-house collection agency or external collection vendors.

        Our Compact is designed to offer managed care-style discounts to most uninsured patients, which enables us to offer lower rates to those patients who historically have been charged standard gross charges. A significant portion of those charges had previously been written down in our provision for doubtful accounts. Under the Compact, the discount offered to uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time the self-pay accounts are recorded and should reduce our provision for doubtful accounts in the future. On February 19, 2004, the Secretary of Health and Human Services confirmed that hospitals can provide discounts for uninsured patients, which allows us to implement our discount plan where permitted by state law. The discounts for uninsured patients began to be phased in during the second quarter of 2004 at many of our hospitals and were in effect at 40 of our hospitals by the end of the year. Of the remaining 29 hospitals, 17 implemented the Compact during the first quarter of 2005. We are evaluating and addressing legal and other issues that may limit our ability to implement the discounting components of the Compact at our hospitals in Texas.

        During the year ended December 31, 2004, there were $277 million of discounts recorded as contractual allowances on self-pay accounts under the Compact. Prior to implementation of the Compact, a large portion of these discounts would have been recognized in our provision for doubtful accounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4    DISCONTINUED OPERATIONS

        In March 2003, we announced a plan to divest or consolidate 14 general hospitals that no longer fit our core operating strategy of building and maintaining competitive networks of hospitals that provide quality patient care in major markets. Of the 14 hospitals included in our March 2003 divestiture plan, we sold six in November 2003, five in December 2003 and one in February 2004. Net after-tax proceeds from the sales of the 11 hospitals sold in the year ended December 31, 2003, including liquidation of working capital, are expected to be approximately $623 million. Net proceeds from the hospital sold in February 2004 are expected to be approximately $40 million, including liquidation of working capital. We recorded a gain of approximately $274 million in the year ended December 31, 2003 on the sales of the 11 hospitals sold during the year. The carrying amount of the assets sold included $106 million of goodwill. In addition to selling 12 hospitals, we ceased operations at one of the 14 hospitals when its long-term lease expired in August 2003, and we closed another hospital in September 2003. We have used and intend to use the proceeds from the divestitures for general corporate purposes.

        In January 2004, we announced a major restructuring of our operations involving the proposed divestiture of 27 general hospitals (19 in California and eight others in Louisiana, Massachusetts, Missouri and Texas). By focusing our financial and management resources on our remaining 69 general hospitals, including two recently constructed in Texas and Tennessee, we expect to create a stronger company with greater potential for long-term growth. Total net proceeds from these divestitures could approximate $600 million, a significant portion of which is expected to be in the form of tax benefits from anticipated tax losses that will result from these divestitures. The proceeds from these divestitures have been used and will be used for general corporate purposes. As of December 31, 2004, we had completed the divestiture of 18 of the 27 facilities and entered into a definitive agreement to divest an additional four hospitals. We recorded a gain of approximately $71 million in the year ended December 31, 2004 on the divestiture of the 18 facilities. The carrying amount of the assets sold included $3 million of goodwill. Discussions and negotiations with potential buyers for the remaining five hospitals slated for divestiture were ongoing as of December 31, 2004.

  On June 30, 2004, we sold Brownsville Medical Center in Brownsville, Texas. Net after-tax proceeds, including the liquidation of working capital, are estimated to be approximately $68 million.

  On July 31, 2004, we terminated our lease to operate Doctors Medical Center—San Pablo, in San Pablo, California.

  On August 31, 2004, we sold Doctors Hospital of Jefferson in Metairie, Louisiana. Net after-tax proceeds, including the liquidation of working capital, are estimated to be approximately $33 million.

  On September 30, 2004, we announced that we had entered into a definitive agreement to sell four hospitals in Orange County, California. The hospitals are Chapman Medical Center, Coastal Communities Hospital, Western Medical Center—Anaheim, and Western Medical Center—Santa Ana. Net after-tax proceeds, including the liquidation of working capital, are estimated to be approximately $80 million.

  On October 31, 2004, we sold four hospitals in the Los Angeles, California area. The hospitals are Garfield Medical Center, Monterey Park Hospital, Greater El Monte Community Hospital and Whittier Hospital Medical Center. Net after-tax proceeds, including the liquidation of working capital, are estimated to be approximately $95 million. Under the sales agreement, we received

  $50 million of cash proceeds upon closing and entered into a $50 million senior secured loan agreement with the buyer. The $50 million loan due from the buyer matured and was repaid in December 2004.

  On November 19, 2004, we completed the transfer of assets of three hospitals in the West Los Angeles, California area. The three hospitals are Centinela Hospital Medical Center, Daniel Freeman Memorial Hospital and Daniel Freeman Marina Hospital. Net after-tax proceeds, including the liquidation of working capital and tax benefits, are estimated to be approximately $47 million.

  On November 30, 2004, we completed the sale of Midway Hospital Medical Center in Los Angeles, California. Net after-tax proceeds, including the liquidation of working capital, are estimated to be approximately $12 million.

  On December 23, 2004, we sold two hospitals in St. Louis, Missouri. The hospitals are Forest Park Hospital and St. Alexius Hospital, consisting of St. Alexius Hospital—Broadway Campus and St. Alexius Hospital—Jefferson Campus. Net after-tax proceeds, including a $6 million note from the buyer and the liquidation of working capital, are estimated to be approximately $46 million. The $6 million note from the buyer was paid in January 2005.

  On December 31, 2004, we completed the sale of five hospitals in California, Louisiana and Massachusetts to various buyers. Hollywood Presbyterian Medical Center in Los Angeles, California sold for net after-tax proceeds, including a $4 million note from the buyer and the liquidation of working capital, estimated to be approximately $71 million. St. Charles General Hospital in New Orleans, Louisiana sold for net after-tax proceeds, including the liquidation of working capital, estimated to be approximately $11 million. The three Massachusetts hospitals sold are Saint Vincent Hospital at Worcester Medical Center in Worcester, and MetroWest Medical Center, consisting of Leonard Morse Hospital in Natick and Framingham Union Hospital in Framingham. Net after-tax proceeds, including the liquidation of working capital, are estimated to be approximately $169 million.

        In addition to the hospitals divested or to be divested as part of the restructuring program that we announced in January 2004, we completed three other divestitures during 2004 as follows:

  In May 2004, we sold our general hospital in Barcelona, Spain. Net after-tax proceeds from the sale were approximately $50 million, including an estimated $4.4 million in contingent payments. In addition, the buyer assumed $31 million in long-term debt and other liabilities, and retained the working capital. We expect to use the net proceeds for general corporate purposes.

  On July 16, 2004, we sold certain hospital assets of Redding Medical Center for net after-tax proceeds, including the liquidation of working capital, of approximately $57 million. As part of an agreement with the Office of the Inspector General of the U.S. Department of Health and Human Services, we agreed to seek a buyer for this facility (see Note 14). Redding Medical Center, Inc., our subsidiary that formerly owned the hospital, will retain substantially all of its pre-closing liabilities.

  On September 1, 2004, we entered into an agreement with the Commonwealth of Pennsylvania and two Pennsylvania nonprofit corporations (WMCH, Inc. and East Falls Hospital System) to sell Medical College of Pennsylvania Hospital ("MCPH") for $1. Under the agreement, the MCPH facilities and grounds were sold to WMCH, Inc. and certain of MCPH's non-real estate assets, including most hospital equipment, were transferred by us to East Falls Hospital System, which continues to operate the facility as an acute care hospital.

        In connection with these and other actions described below, we have classified the results of operations of the following hospitals as discontinued operations for all periods presented in the accompanying consolidated statements of operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"):

  •
  The 14 general hospitals whose intended divestiture we announced in March 2003, all of which were sold or closed prior to March 31, 2004,

  •
  The 27 hospitals whose intended divestiture we announced in January 2004,

  •
  Our general hospital in Barcelona, Spain,

  •
  Redding Medical Center,

  •
  MCPH,

  •
  Century City Hospital in Los Angeles, California, a previously leased hospital that we no longer operated by the end of April 2004,

  •
  NorthShore Psychiatric Hospital, in Slidell, Louisiana, which was closed in September 2004, and

  •
  Suburban Medical Center, in Paramount, California, a previously leased hospital that we no longer operated by the end of October 2004.

        We have classified $101 million of the assets of the hospitals above as "held for sale" in other current assets in the accompanying consolidated balance sheet at December 31, 2004. These assets consist primarily of property and equipment, including the associated deferred tax assets, net of valuation allowance, and are recorded at the lower of the asset's carrying amount or its fair value less costs to sell. The fair value estimates were derived from independent appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows. Because we do not intend to sell the accounts receivable of the asset group, these receivables, less the related allowance for doubtful accounts, are included in our consolidated net accounts receivable in the accompanying consolidated balance sheet. At December 31, 2004, the net accounts receivable for these hospitals was $201 million.

        At December 31, 2003, only those hospitals whose intended divestitures we had announced prior to December 31, 2003 were classified as "held for sale." Assets classified as "held for sale" related to those hospitals were $113 million at December 31, 2003. The net accounts receivable of those hospitals classified as "held for sale" at that date was $128 million. Because we do not intend to sell the accounts receivable of the asset group, these receivables, less the related allowance for doubtful accounts, are included in our consolidated net accounts receivable in the accompanying consolidated balance sheet.

        We recorded $439 million of impairment and restructuring charges in discontinued operations during the year ended December 31, 2004 consisting primarily of $320 million for the write-down of long-lived assets and $33 million for the write-down of goodwill to their estimated fair values, less estimated costs to sell, $32 million in employee severance and retention costs, $6 million in contract termination and other costs, and $48 million in costs related to an academic affiliation agreement with Drexel University College of Medicine in Pennsylvania. In connection with our divestiture of MCPH, we are contractually responsible for certain university costs. We also recorded impairment and restructuring charges in discontinued operations in the amount of $699 million in the year ended December 31, 2003 primarily for the write-down of long-lived assets ($584 million) and goodwill ($89 million) to their estimated fair values, less costs to sell, if applicable, at these facilities. We recorded $374 million of impairment charges in discontinued operations in the seven months ended

December 31, 2002 primarily for the write-down of long-lived assets to their estimated fair values at nine general hospitals and one psychiatric hospital.

        Net operating revenues and income (loss) before taxes reported in discontinued operations for the years ended December 31, 2004 and 2003, the seven months ended December 31, 2002, and the year ended May 31, 2002 are as follows:

	Years ended December 31
			Seven months ended December 31, 2002
				Year ended May 31, 2002
	2004	2003
	(In Millions)
Net operating revenues	$2,577	$3,993	$2,674	$4,180
Income (loss) before taxes	(1,056)	(527)	(48)	591

        As we move forward with our previously announced divestiture plans, we may incur additional asset impairment and restructuring charges in future periods.

        During the year ended December 31, 2003, we recorded an after-tax charge in discontinued operations for taxes and interest of approximately $70 million in connection with an Internal Revenue Service audit adjustment related to the deductibility of a civil settlement we paid to the federal government in 1994 (see Notes 14 and 15).

        Income tax benefit in discontinued operations for the year ended December 31, 2004 is net of $144 million of expense related to establishing a valuation allowance for deferred tax assets during the fourth quarter of 2004 (see Note 15).

NOTE 5    IMPAIRMENT AND RESTRUCTURING CHARGES

  YEAR ENDED DECEMBER 31, 2004

        During the year ended December 31, 2004, we recorded impairment and restructuring charges of $1.272 billion. The combined charges consisted of $1.113 billion for the impairment of goodwill related to our Texas-Gulf Coast and Florida-Alabama regions, $25 million for the write-down of an intangible asset with an indefinite useful life to its estimated fair value and $98 million for impairment of certain long-lived assets (for the write-down of long-lived assets to their estimated fair values, primarily at eight hospitals). The restructuring charges totaled $36 million and consisted of $29 million in employee severance, benefits and relocation costs, $10 million in non-cash stock option modification costs related to terminated employees, $14 million in contract termination, consulting and other costs, and a $17 million reduction in reserves for restructuring charges recorded in prior periods.

        The goodwill impairment charge of $1.113 billion, recorded in the fourth quarter of 2004, is the result of lower estimated fair values for the Texas-Gulf Coast and Florida-Alabama regions due to adverse industry and company-specific challenges that continue to affect our operating results, such as reduced patient volumes, high levels of bad debt expense related to uninsured and underinsured patients, the shift of our managed care business to contracts that provide lower reimbursement, and continued pressure on labor and supply costs.

        We recognized the $98 million impairment charge related to certain long-lived assets and the $25 million impairment charge in the fourth quarter of 2004 related to an intangible asset with an indefinite life due to lower estimated fair values of these assets. Our estimates of future cash flows from these assets indicated that the carrying amounts of these assets were not fully recoverable from estimated future cash flows.

        The fair-value estimates were derived from independent appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows.

        Based on future financial trends and the possible impact of negative trends on our future outlook, further impairments of long-lived assets and goodwill may occur, and we will incur additional restructuring charges.

  YEAR ENDED DECEMBER 31, 2003

        During the year ended December 31, 2003, we recorded impairment and restructuring charges of $1.384 billion. The combined charges consisted of $156 million for impairment of long-lived assets (for the write-down of long-lived assets to their estimated fair values primarily at eight hospitals), $1.122 billion for impairment of goodwill, primarily related to our California region and our then Central-Northeast region, $66 million in employee severance, benefits and relocation costs, $37 million in non-cash stock-option-modification costs related to terminated employees, and $3 million in contract terminations, and consulting and other costs (net of a $13 million reduction in reserves for restructuring charges recorded in prior periods).

        We recognized the $156 million of impairment charges on long-lived assets because our estimates of future cash flows from these assets indicated that the carrying amount of the assets or groups of assets were not fully recoverable from estimated future cash flows. Our estimates were based on assumptions and projections that we believe to be reasonable and supportable. The fair-value estimates of our long-lived assets were derived from independent appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows.

        Approximately $187 million of our goodwill impairment charge relates to the consolidation (that we announced on March 10, 2003) of our operating divisions from three to two. Because of this restructuring of our operating divisions and regions, along with a realignment of our executive management team and other factors, our goodwill "reporting units" (as defined under SFAS 142) changed. Prior to the restructuring, the reporting units consisted of our three divisions; following the restructuring, they consisted of our five new regions. Because of the change in reporting units, we performed a goodwill impairment evaluation in March 31, 2003 resulting in the above impairment charge related to our then Central-Northeast region.

        The $935 million balance of our 2003 goodwill impairment charge is associated primarily with our California region and our then Central-Northeast region as a result of the completion of a comprehensive review of the near-term and long-term prospects for each of our hospitals. The estimated fair value of these regions declined based on reduced earnings forecasts as a result of the completion of updated budgets. Key factors that contributed to the reduced earnings forecasts for the hospitals included (1) significant reductions in Medicare outlier revenues, (2) significant increases in provisions for doubtful accounts, and (3) other cost increases.

        The $106 million in restructuring charges were incurred primarily in connection with (1) our previously announced plans to reduce operating expenses, including the reduction of staff, and (2) the realignment of our executive management team.

  SEVEN MONTHS ENDED DECEMBER 31, 2002

        In the seven-month transition period ended December 31, 2002, we recorded impairment and restructuring charges of $22 million. The combined charges consisted of restructuring charges of $13 million, primarily consulting fees and severance and employee relocation costs incurred in connection with changes in our senior executive management team, and $9 million for the write-down of long-lived assets to their estimated fair values at three general hospitals. We recognized the impairment of these long-lived assets because events or changes in circumstances indicated that the carrying amount of the assets or groups of assets were not fully recoverable from estimated future cash flows. The facts and circumstances leading to that conclusion include (1) our analyses of expected changes in growth rates for revenues and expenses and changes in payer mix, (2) changes in certain managed care contract terms and (3) the effect of projected reductions in Medicare outlier payments on net operating revenues and operating cash flows.

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

        The tables below are reconciliations of beginning and ending liability balances in connection with restructuring charges recorded during the years ended December 31, 2004 and 2003, the seven months ended December 31, 2002, and the year ended May 31, 2002:

	Balances at Beginning of Period	Restructuring Charges	Cash Payments	Other Items	Balances at End of Period
	(In Millions)
Year ended December 31, 2004
Discontinued Operations:
Lease cancellations and estimated costs associated with the sale or closure of hospitals and other facilities	$18	$86	$(43)	$(3)	$58
Continuing Operations:
Severance costs in connection with hospital cost-control programs and general overhead-reduction plans	65	36	(40)	10	71

	$83	$122	$(83)	$7	$129

Year ended December 31, 2003
Discontinued Operations:
Lease cancellations and estimated costs associated with the sale or closure of hospitals and other facilities	$20	$26	$(10)	$(18)	$18
Continuing Operations:
Severance costs in connection with hospital cost-control programs and general overhead-reduction plans	43	106	(38)	(46)	65

	$63	$132	$(48)	$(64)	$83

Seven months ended December 31, 2002
Discontinued Operations:
Lease cancellations and estimated costs associated with the sale or closure of hospitals and other facilities	$20	$—	$—	$—	$20
Continuing Operations:
Severance costs in connection with hospital cost-control programs and general overhead-reduction plans	65	13	(15)	(20)	43

	$85	$13	$(15)	$(20)	$63

Year ended May 31, 2002
Discontinued Operations:
Lease cancellations and estimated costs associated with the sale or closure of hospitals and other facilities	$25	$—	$(4)	$(1)	$20
Continuing Operations:
Severance costs in connection with hospital cost-control programs and general overhead-reduction plans	110	23	(64)	(4)	65

	$135	$23	$(68)	$(5)	$85

        The above liability balances are included in other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets. Other items primarily include restructuring charges or reductions of reserves that are recorded in accounts other than these liabilities, such as the charges associated with stock option modifications. Cash payments to be applied against these accruals at December 31, 2004 are expected to be approximately $88 million in 2005 and $41 million thereafter.

NOTE 6    LONG-TERM DEBT AND LEASE OBLIGATIONS

        The table below shows our long-term debt as of December 31, 2004 and 2003:

	December 31
	2004	2003
	(In Millions)
Senior notes:
5 3/8%, due 2006	$215	$550
5%, due 2007	185	400
6 3/8%, due 2011	1,000	1,000
6 1/2%, due 2012	600	600
7 3/8%, due 2013	1,000	1,000
9 7/8%, due 2014	1,000	—
6 7/8%, due 2031	450	450
Other senior and senior subordinated notes	22	24
Notes payable and capital lease obligations, secured by property and equipment, payable in installments to 2013(1)	65	88
Other promissory notes, primarily unsecured(2)	—	34
Unamortized note discounts	(101)	(89)

Total long-term debt	4,436	4,057
Less current portion	41	18

Long-term debt, net of current portion	$4,395	$4,039

(1)
Includes $5 million at December 31, 2004 and 2003 related to the general hospitals held for sale (see Note 4).
(2)
Related to our general hospital in Barcelona, Spain that was sold in May 2004.

  CREDIT AGREEMENTS

        On December 31, 2004, we terminated our five-year revolving credit agreement and replaced it with a one-year letter of credit facility. The new facility provides for the issuance of up to $250 million in letters of credit and does not provide for any cash borrowings. The principal purpose of the new facility was to provide for the continuance of $216 million in letters of credit outstanding under the terminated revolving credit agreement. The new facility is secured by the stock of certain of our subsidiaries and cash collateral equal to 105% of the facility amount (approximately $263 million reflected as restricted cash on the consolidated balance sheet). The letter of credit facility contains customary affirmative and negative covenants that, among other requirements, limit (1) liens, (2) consolidations, mergers or the sale of all or substantially all assets unless no event of default exists, (3) subsidiary debt and (4) prepayment of debt. At December 31, 2004, outstanding letters of credit under the agreement totaled $216 million. As a result of the termination of the credit agreement, we recorded a $5 million loss from early extinguishment of debt in the fourth quarter of 2004 to write off unamortized deferred loan fees.

        Loans under the previous credit agreement were unsecured and generally bore interest at a base rate equal to the prime rate or, if higher, the federal funds rate plus 0.5% or, at our option, an adjusted London Interbank Offered Rate ("LIBOR") plus an interest margin between 100 and 250 basis points. We paid the lenders an annual facility fee on the total loan commitment at rates between 50 and 57.5 basis points. The interest rate margins and the facility fee rates were based on our leverage covenant ratio (calculated as the ratio of consolidated total debt to operating income plus the sum of depreciation, amortization, impairment, other unusual charges, stock-based compensation expense, and losses from early extinguishment of debt). In consideration for amendments to the previous credit agreement in October 2003, we paid to all participating banks a one-time fee equal to 50 basis points on the total commitment of $1.2 billion, and an additional one-time fee of 10 basis points when the leverage ratio exceeded 3.25 to 1. In consideration for further amendments to the previous credit agreement in March 2004, we paid a one-time fee equal to 12.5 basis points. Also in connection with the two amendments, we wrote off approximately $2 million in unamortized deferred loan fees in October 2003, and we wrote off approximately $5 million in March 2004.

  SENIOR NOTES AND SENIOR SUBORDINATED NOTES

        In January 2005, we sold $800 million of senior notes with registration rights in a private placement. The senior notes bear interest at a rate of 9 1/4% per year and mature on February 1, 2015. The senior notes are general unsecured senior obligations of Tenet and rank equally in right of payment with all of our other unsecured senior indebtedness, but are effectively subordinated to any obligations under our new letter of credit facility, which is secured by pledges of the stock of certain of our hospital operating subsidiaries. The senior notes are redeemable, in whole or in part, at any time, at our option at the greater of par or a redemption price based on a spread over comparable securities. The covenants governing the new issue are identical to the covenants for our other senior notes. The net proceeds from the sale of the senior notes were approximately $773 million after deducting discounts and related expenses. We used the proceeds in February 2005 to redeem our remaining outstanding senior notes due in 2006 and 2007, and for general corporate purposes.

        In June 2004, we sold $1 billion of senior notes in a private placement. The net proceeds to us from the sale of the senior notes were approximately $954 million after deducting discounts and related expenses. We used a portion of the net proceeds from the offering to repurchase $335 million of our outstanding 5 3/8% Senior Notes due 2006, $215 million of our 5% Senior Notes due 2007 and $2 million of our other senior notes due 2008. As a result of these repurchases, we recorded an $8 million loss from early extinguishment of debt in 2004. The new senior notes bear interest at a rate of 9 7/8% per year and will mature on July 1, 2014. The senior notes are unsecured; they rank equally with all of our other unsecured senior indebtedness, but are effectively subordinated to any obligations under our new letter of credit facility; and they are redeemable at any time at our option at the greater of par or a redemption price based on a spread over comparable securities. On February 9, 2005, we filed a prospectus with the Securities and Exchange Commission pursuant to Rule 424(b)(3) in which we offer to exchange up to $1 billion of aggregate principal amount of new 9 7/8% senior notes ("New Senior Notes") due 2014, which have been registered under the Securities Act of 1933, for the $1 billion 9 7/8% senior notes issued in the June 2004 private placement ("Old Senior Notes"). We are offering the New Senior Notes, with terms substantially identical to those of the Old Senior Notes, in exchange for the Old Senior Notes in order to satisfy our registration obligations from the June 2004 private placement. If the holders of the Old Senior Notes fail to exchange their Old Senior Notes, they will continue to hold unregistered notes that they will not be able to transfer freely.

        In January 2003, we sold $1 billion of 7 3/8% Senior Notes due 2013. We used the majority of the proceeds to repay all of the then-outstanding loans under our credit agreement and the remainder for general corporate purposes. The senior notes are unsecured; they rank equally with all of our other unsecured senior indebtedness; and they are redeemable at any time at our option.

        In June 2002, we sold $400 million of 5% Senior Notes due 2007. We used the proceeds from the sale to repay bank loans under our credit agreements and to repurchase, at par, the $282 million balance of our 6% Exchangeable Subordinated Notes due 2005. As a result of that repurchase, we recorded a $4 million loss from early extinguishment of debt in the seven-month transition period ended December 31, 2002.

        In March 2002, we sold $600 million of 6 1/2% Senior Notes due 2012 and used the majority of the proceeds to repurchase our 8 1/8% Senior Subordinated Notes due 2008 and the remainder for general corporate purposes. In connection with the repurchases of $3.7 billion of debt during the year ended May 31, 2002, we recorded losses from early extinguishments of debt in the aggregate amount of $383 million.

        Prior to the sale of the senior notes in March 2002 and January 2003, we used a hedging strategy to lock in the risk-free component of the interest rate that was in effect on the offering dates of those notes. The interest-rate-lock agreement was settled on the date the notes were issued. Because the risk-free interest rate declined during the hedge period, we incurred a loss on this transaction when we unwound the hedge. However, based on our assessment using the dollar-offset method (which was performed at the inception of the hedge), we determined that the hedge was highly effective. Therefore, the loss on the hedge was charged to other comprehensive loss and is being amortized into earnings over the terms of these senior notes. The loss will be entirely offset by the effect of the lower interest rate on the notes.

        All of our senior notes are unsecured obligations and are effectively subordinated in right of payment to any obligations under the letter of credit agreement.

  LOAN COVENANTS

        With the retirement or substantial retirement of eight issues of senior notes and senior subordinated notes over the several years prior to 2003, together with amendments to the loan covenants, we eliminated substantially all of the restrictive covenants associated with debt issued when we were considered a "high yield" issuer. During the year ended May 31, 2002, our senior notes and senior subordinated notes were upgraded to investment grade. In June 2003 and January 2004, these notes were downgraded back to "high yield" status because of concerns by certain rating agencies that unanticipated revenue and expense pressures might contribute to lower than expected cash flow in future periods, and about compliance with financial covenants as revenues were reduced due to the significant reduction in Medicare outlier payments beginning in January 2003.

        Our letter of credit facility or the indentures governing our senior notes contain affirmative, negative and financial covenants that have, among other requirements, limitations on (1) liens, (2) consolidations, merger or the sale of all or substantially all assets unless no event of default exists and (3) subsidiary debt.

        As discussed in Note 14, the ultimate resolution of claims and lawsuits brought against us, individually or in the aggregate, could have a material adverse effect on our business, financial position, results of operations or liquidity, including the inability to make scheduled debt payments when they become due.

        Future long-term debt maturities and minimum operating lease payments as of December 31, 2004 are as follows:

		Years Ended December 31
							Later Years
	Total	2005	2006	2007	2008	2009
	(In Millions)
Long-term debt, including capital lease obligations	$4,537	$41	$219	$207	$2	$1	$4,067
Long-term non-cancelable operating leases	736	162	151	135	113	60	115

        Rental expense under operating leases, including short-term leases, was $181 million in the year ended December 31, 2004, $171 million in the year ended December 31, 2003, $95 million in the seven-month transition period ended December 31, 2002, and $165 million in the year ended May 31, 2002.

NOTE 7    STOCK BENEFIT PLANS

        We currently grant stock-based awards to our directors and key employees pursuant to our 2001 Stock Incentive Plan, which was approved by our shareholders at their 2001 annual meeting. Under that plan, 60,000,000 shares of common stock were approved for stock-based awards. At December 31, 2004, there were 33,251,584 shares of common stock available under the plan for stock option grants and other incentive awards, including restricted stock units. Options generally have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock in the future. Restricted stock units cannot exceed 10% of the total grants under the plan.

        On February 17, 2005, we granted 173,867 restricted stock units and options for 469,333 shares of stock to Trevor Fetter, our president and chief executive officer. The options were granted at an exercise price of $10.63 per share, the closing price of our common stock on that date. The estimated fair value of the options granted was $4.87 per share, and the fair value of the restricted stock units issued was $10.63 per share.

        On February 16, 2005, we granted employee stock options for approximately 4.9 million shares of common stock at an exercise price of $10.52 per share, the closing price of our common stock on that date, and we also granted approximately 1.8 million restricted stock units. The estimated fair value of the options granted was $3.81 per share, and the fair value of the restricted stock units issued was $10.52 per share. Both the options and the restricted stock units vest one-third on each of the first three anniversary dates of the grant.

        On October 28, 2004, we granted 97,560 shares of restricted stock units to non-employee directors. Non-employee directors are granted restricted stock units upon joining our board of directors and annually thereafter. These restricted stock units vest over three years, but will fully vest upon the director's termination of service. Regardless of vested status, settlement of the restricted stock units will not occur until the director's termination of service to the board. Prior to August 4, 2004, non-employee directors received options for 18,000 shares per year and options for 36,000 shares upon joining the board of directors. Those awards have an exercise price equal to the fair market value of the shares on the date of the grant. At the recommendation of independent compensation consultants retained by the compensation committee of our board of directors, the options granted vested immediately upon issuance and expire 10 years after the date of the grant.

        On March 4, 2004, we granted 93,867 restricted stock units and options for 469,333 shares of stock to Trevor Fetter, our president and chief executive officer. The options were granted at an exercise price of $12.02 per share, the closing price of our common stock on that date. The estimated fair value of the options granted and the fair value of the restricted stock units issued were $5.55 per share and $12.02 per share, respectively.

        On March 3, 2004, we granted employee stock options for 4.3 million shares of common stock at an exercise price of $12.01 per share, the closing price of our common stock on that date, and we also granted 916,222 restricted stock units. The estimated fair value of the options granted and the fair value of the restricted stock units issued were $5.24 per share and $12.01 per share, respectively. Both the options and the restricted stock units vest one-third on each of the first three anniversary dates of the grant. Also in March 2004, the compensation committee of our board of directors eliminated the stock price performance requirements that had been attached to the option grants previously distributed in December 2002. Those options are now fully exercisable as soon as they vest without reference to our current stock price.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        In November 2003, we granted 945,268 restricted stock units to 418 key hospital employees. These restricted stock units vest one-third on each of the first three anniversary dates of the grant. The closing price of our common stock on the date of the grant was $12.70, thus the aggregate value of the grant, before considering future forfeitures, was approximately $12 million, and will be amortized ratably over the 36 months following the grant date.

        In January 2003, we issued 200,000 shares of restricted (non-vested) stock to Trevor Fetter, our president and chief executive officer. The stock vests on the second, third and fourth anniversary dates of the grant provided that Mr. Fetter is still employed by us and continues to hold 100,000 shares of our common stock purchased by him as a condition of the issuance of the restricted stock. The aggregate market value of the restricted stock at the date of issuance was $3.7 million based on the closing price of our common stock on that date. The restricted stock has been recorded as deferred compensation in additional paid-in capital, a component of shareholders' equity, that is adjusted periodically based on changes in our stock price, and is being amortized over the 48-month vesting period. In connection with Mr. Fetter being named our chief executive officer in September 2003, Mr. Fetter was granted options for 350,000 shares of common stock at an exercise price of $14.98 per share, the closing price of our stock on the date of grant. The estimated fair value of those options at the date of grant was $8.12 per share. Those options vest ratably on each of the first three anniversaries of the date of grant.

        The following table summarizes information about our outstanding stock options at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$6.25 to $10.16	1,103,816	0.4 years	$9.09	1,103,816	$9.09
$10.17 to $20.34	26,297,639	6.4 years	15.77	18,535,889	16.31
$20.35 to $30.50	12,128,427	5.8 years	27.47	11,978,427	27.46
$30.51 to $40.67	8,927,034	6.9 years	40.27	8,927,034	40.27
$40.68 to $50.84	152,850	7.4 years	44.57	113,900	44.63

	48,609,766	6.2 years	$23.13	40,659,066	$24.74

        As of December 31, 2004, approximately 52.5% of our outstanding options were held by current employees and approximately 47.5% were held by former employees. Approximately 2.5% of our outstanding options were in-the-money, that is, they had an exercise price less than the $10.98 market price of our common stock on December 31, 2004, and approximately 97.5% were out-of-the-money, that is, they had an exercise price of more than $10.98, as shown in the table below:

	In-the-Money Options		Out-of-the-Money Options		All Options
	Outstanding	% of Total	Outstanding	% of Total	Outstanding	% of Total
Current employees	245,229	20.2%	25,290,030	53.4%	25,535,259	52.5%
Former employees	968,491	79.8%	22,106,016	46.6%	23,074,507	47.5%

Totals	1,213,720	100.0%	47,396,046	100.0%	48,609,766	100.0%

% of all outstanding options	2.5%		97.5%		100%

        The reconciliation below shows the changes to our stock option plans for the years ended December 31, 2004 and 2003, for the seven months ended December 31, 2002, and for the year ended May 31 2002:

	Outstanding at Beginning of Period	Granted	Exercised	Forfeited	Outstanding at End of Period	Options Exercisable
December 31, 2004
Shares	46,506,512	4,521,151	(235,688)	(2,182,209)	48,609,766	40,659,066
Weighted average exercise price	$24.22	$11.98	$10.74	$24.66	$23.13	$24.74
December 31, 2003
Shares	47,512,933	1,565,067	(525,920)	(2,045,568)	46,506,512	32,985,648
Weighted average exercise price	$24.53	$15.47	$9.95	$28.39	$24.22	$24.85
Seven months ended December 31, 2002
Shares	40,396,572	11,833,821	(2,902,654)	(1,814,806)	47,512,933	23,338,625
Weighted average exercise price	$25.45	$18.32	$14.36	$20.80	$24.53	$22.39
May 31, 2002
Shares	46,126,755	12,869,792	(17,829,297)	(770,678)	40,396,572	17,228,241
Weighted average exercise price	$17.74	$38.60	$15.29	$20.06	$25.45	$17.97

        The estimated fair values of options we granted in the years ended December 31, 2004 and 2003, in the seven-month transition period ended December 31, 2002, and in the year ended May 31, 2002 were $5.07, $7.65, $9.07 and $18.45, respectively. These were calculated, as of the date of each grant, using a Black-Scholes option-pricing model with the following assumptions:

	Years ended December 31
			Seven months ended December 31, 2002
				Year ended May 31, 2002
	2004	2003
Expected volatility	47.5%	48.9%	50.6%	39.9%
Risk-free interest rates	2.8%	3.2%	3.5%	4.5%
Expected lives, in years	4.5	5.9	5.5	6.8
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

        During the years ended December 31, 2004 and 2003, we recorded total stock compensation expense of $111 million and $176 million, respectively, including $10 million and $36 million for stock option modification costs related to terminated employees, which are recorded in restructuring charges. The table below shows the stock option and restricted stock unit grants and other awards, in order of monetary significance, that comprise the $111 million of stock-based compensation expense recorded in the year ended December 31, 2004. Compensation cost is measured by the fair value of the options on their grant dates and is recognized over the vesting periods of the grants, whether or not the options had any intrinsic value during the period.

Grant Date	Awards Expected to Vest	Exercise Price per Share	Fair Value per Share at Grant Date	Stock-Based Compensation Expense for Year ended December 31, 2004
	(In Thousands)			(In Millions)
Stock Options:
December 4, 2001	8,733	$40.41	$18.37	$43
December 10, 2002	10,043	17.56	8.80	33
March 3, 2004	4,357	12.01	5.08	5
June 1, 2001	2,175	30.28	17.52	5
May 29, 2001	1,500	30.17	17.57	3
Other grants, from April 10, 2001 to December 31, 2004	3,164	24.74	12.12	10
Restricted Stock Units:
November 5, 2003	858	12.70	12.70	4
March 3, 2004	878	12.01	12.01	3
Employee stock purchase plan and other elements of stock-based compensation	1,323			5

				$111

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

        In March 2003, our board of directors approved a change in accounting for stock options granted to employees and directors from the intrinsic-value method to the fair-value method recommended by SFAS 123, effective for the calendar year ended December 31, 2003. The transition method we chose to report this change in accounting was the retroactive-restatement method. As such, presentations of periods ended prior to January 1, 2003 have been restated to reflect the fair-value method of accounting, as if the change had been effective throughout those prior periods.

NOTE 8    EMPLOYEE STOCK PURCHASE PLAN

        We have an employee stock purchase plan under which we are authorized to issue up to 14,250,000 shares of common stock to our eligible employees. As of December 31, 2004, there were approximately 2,604,000 shares available for issuance under the plan. Under the terms of the plan, eligible employees may elect to have between 1% and 10% of their base earnings withheld each calendar quarter to purchase shares of our common stock. Shares are purchased on the last day of the quarter. Prior to July 1, 2004, shares were purchased at a price equal to 85% of either the closing price on the first day of the quarter or the closing price on the last day of the quarter, whichever was lower. Effective July 1, 2004, the plan was amended and shares are now purchased at a price equal to 95% of the closing price on the last day of the quarter. The amended plan also now requires a one-year holding period for all shares issued. The holding period does not apply upon termination of employment. Under the plan, no individual may purchase, in any year, shares with a fair market value in excess of $25,000. As a result of the plan amendment effective July 1, 2004, the plan is no longer considered to be compensatory under SFAS 123.

        Under the plan, we sold the following numbers of shares in the years ended December 31, 2004 and 2003, in the seven months ended December 31, 2002, and in the year ended May 31, 2002:

	Years ended December 31
			Seven months ended December 31, 2002
				Year Ended May 31, 2002
	2004	2003
Number of shares	1,876,494	2,714,472	378,431	691,704
Weighted average price	$10.33	$11.71	$24.21	$30.19

NOTE 9    SELECTED BALANCE SHEET DETAILS

        The principal components of other current assets are shown in the table below:

	December 31
	2004	2003
	(In Millions)
Other receivables	$192	$231
Prepaid expenses and other current items	128	106

Other current assets	$320	$337

        The principal components of accounts receivable are shown in the table below:

	December 31
	2004	2003
	(In Millions)
Continuing Operations:
Patient accounts receivable	$2,082	$2,165
Allowance for doubtful accounts	(577)	(394)
Estimated future recovery of accounts in collection	100	112
Net cost report settlements payable and valuation allowance	(118)	(101)

	1,487	1,782
Discontinued Operations—Accounts receivable, net of allowance for doubtful accounts ($121 at December 31, 2004 and $106 at December 31, 2003)	201	633

Accounts receivable, less allowance for doubtful accounts	$1,688	$2,415

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The principal components of property and equipment are shown in the table below:

	December 31
	2004	2003
	(In Millions)
Land	$397	$565
Buildings and improvements	4,127	4,439
Construction in progress	323	386
Equipment	2,547	2,723

	7,394	8,113
Accumulated depreciation and amortization	(2,574)	(2,556)

Net property and equipment	$4,820	$5,557

        Property and equipment is stated at cost, less accumulated depreciation and amortization and impairment write-downs related to assets held and used.

NOTE 10    GOODWILL AND OTHER INTANGIBLE ASSETS

        Future amortization of intangibles with definite useful lives as of December 31, 2004 is as follows:

		Years Ending December 31
							Later Years
	Total	2005	2006	2007	2008	2009
	(In Millions)
Amortization of intangible assets	$165	$22	$21	$16	$13	$12	$81

        In connection with our annual impairment review, in the fourth quarter of 2004, we recorded a $25 million impairment charge related to an intangible asset with an indefinite useful life at one of our general hospitals in order to write down the carrying amount of the asset to its estimated fair value. This determination was based on the hospital's operating results and a review of the near-term and long-term prospects of the hospital.

        As of June 1, 2002, we adopted SFAS 142. Among the changes implemented by this new accounting standard was the cessation of the amortization of goodwill and other intangible assets having indefinite useful lives. This change applies to the periods following the date of adoption.

        The table below shows our income (loss) from continuing operations and net income (loss) for the years ended December 31, 2004 and 2003, the seven months ended December 31, 2002 and the year ended May 31, 2002, as if the cessation of goodwill amortization had occurred as of June 1, 2001:

	Years ended December 31
			Seven Months ended December 31, 2002
				Year ended May 31, 2002
	2004	2003
	(In Millions, except Per-Share Amounts)
Income (loss) from continuing operations, as reported	$(1,797)	$(1,044)	$430	$334
Goodwill amortization, net of applicable income tax benefits	—	—	—	74

Pro forma income (loss) from continuing operations	$(1,797)	$(1,044)	$430	$408

Net income (loss), as reported	$(2,640)	$(1,477)	$401	$697
Goodwill amortization, net of applicable income tax benefits	—	—	—	86

Pro forma net income (loss)	$(2,640)	$(1,477)	$401	$783

Diluted Earnings (Loss) Per Common and Common Equivalent Share:
Continuing operations, as reported	$(3.85)	$(2.24)	$0.87	$0.66
Goodwill amortization, net of applicable income tax benefits	—	—	—	0.15

Pro forma continuing operations	$(3.85)	$(2.24)	$0.87	$0.81

Net income (loss), as reported	$(5.66)	$(3.17)	$0.81	$1.39
Goodwill amortization, net of applicable income tax benefits	—	—	—	0.17

Pro forma net income (loss)	$(5.66)	$(3.17)	$0.81	$1.56

        During the years ended December 31, 2004 and 2003, we recorded goodwill impairment charges of $1.113 billion and $1.122 billion in continuing operations and $33 million and $89 million in discontinued operations, respectively (see Notes 4 and 5).

NOTE 11    INVESTMENTS

        As of December 31, 2004, our investments consisted primarily of (1) $103 million in collateralized bonds issued by a local hospital authority from which we lease and operate two hospitals in Dallas, Texas, (2) approximately $47 million in equity investments in unconsolidated health care-related entities, and (3) a small number of minority investments, the carrying values of which aggregated approximately $4 million at December 31, 2004. These items are included in the accompanying consolidated balance sheets as investments and other assets. Of the $103 million investment in hospital authority bonds, $4 million mature in 2005, $4 million mature in 2006, $31 million mature in 2007 and $64 million mature in 2010.

        Our policy has been to classify these minority investments as "available for sale." In doing so, the carrying values of the shares and debt instruments are adjusted at the end of each accounting period to their market values. This is done through a credit or charge to other comprehensive income (loss), net of taxes. There was no accumulated unrealized gain (loss) on these investments at December 31, 2004 or 2003. Through December 31, 2002 and May 31, 2002, the accumulated unrealized losses on our long-term investments were $15 million and $40 million, respectively.

        In December 2002, we sold our entire portfolio (8,301,067 shares) of Ventas, Inc. for $86 million. We had decided to sell the shares in late November 2002. Prior to that time, we had accounted for the shares as an available-for-sale security whose fair value was less than its cost basis. Because we did not expect the fair value of the shares to recover prior to the expected time of sale, we recorded a $64 million charge ($40 million, net of taxes) in the seven-month transition period ended December 31, 2002 for the impairment of the carrying value of these securities. Because of a difference between the tax basis of the investment and our book basis, we reported a tax gain on the sale in our subsequent income tax return. The tax on the gain amounted to approximately $32 million.

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

NOTE 12    OTHER COMPREHENSIVE INCOME (LOSS)

        The table below shows the tax effect allocated to each component of other comprehensive income (loss) for the years ended December 31, 2004 and 2003, for the seven months ended December 31, 2002, and for the year ended May 31, 2002:

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
	(In Millions)
Year ended December 31, 2004
Foreign currency translation adjustment	$(5)	$2	$(3)
Less: reclassification adjustment for realized gains included in net income (loss)	(3)	1	(2)

	$(8)	$3	$(5)

Year ended December 31, 2003
Foreign currency translation adjustment	$10	$(3)	$7
Losses on derivatives designated and qualifying as cash flow hedges	(2)	—	(2)
Unrealized losses on securities held as available-for-sale	(1)	—	(1)
Less: reclassification adjustment for realized losses included in net income (loss)	4	(1)	3

	$11	$(4)	$7

Seven months ended December 31, 2002
Foreign currency translation adjustment	$5	$(2)	$3
Unrealized losses on securities held as available-for-sale	(6)	3	(3)
Less: reclassification adjustment for realized losses included in net income (loss)	47	(18)	29

	$46	$(17)	$29

Year ended May 31, 2002
Foreign currency translation adjustment	$(4)	$2	$(2)
Losses on derivatives designated and qualifying as cash flow hedges	(28)	10	(18)
Unrealized gains on securities held as available-for-sale	31	(12)	19
Less: reclassification adjustment for realized losses included in net income (loss)	1	—	1

	$—	$—	$—

NOTE 13    PROFESSIONAL AND GENERAL LIABILITY INSURANCE

        Effective June 1, 2002, our hospitals' self-insured retention per occurrence was increased to $2 million. In addition, a new wholly owned insurance subsidiary, The Healthcare Insurance Corporation, was formed to insure substantially all of these risks. This subsidiary insures these risks under a claims-made policy with retentions per occurrence for the periods June 1, 2002 through May 31, 2003, and June 1, 2003 through May 31, 2004, of $3 million and $13 million, respectively. Risks in excess of these retentions are reinsured with major independent insurance companies. For the policy period June 1, 2004 through May 31, 2005, The Healthcare Insurance Corporation retains 17.5% of the first $10 million layer for reinsurance claims in excess of $15 million resulting in a maximum retention per occurrence of $14.75 million.

        Through May 31, 2002, we insured substantially all of our professional and general liability risks in excess of self-insured retentions through Hospital Underwriting Group ("HUG"), our majority-owned insurance subsidiary, under a mature claims-made policy with a 10-year extended reporting period. (HUG became a wholly owned subsidiary effective May 31, 2003.) Our hospitals' self-insured retentions were $1 million per occurrence for fiscal years ended May 31, 1996 through May 31, 2002. HUG's retentions covered the next $2 million per occurrence. Claims in excess of $3 million per occurrence were, in turn, reinsured with major independent insurance companies. In earlier policy periods, the self-insured retentions varied by hospital and by policy period from $500,000 to $5 million per occurrence.

        For the periods June 1, 2000 through May 31, 2001, and June 1, 2001 through May 31, 2002, the policies written by HUG provided a maximum of $50 million of coverage for each policy period. As of December 31, 2004, HUG's retained reserves for losses for the policy period ended May 31, 2001 were substantially close to reaching $50 million and for the policy period ended May 31, 2002, the retained reserves for losses reached the $50 million limit. However, the $50 million coverage limit each year is based on paid claims and the payments for each year have not reached the limits; therefore, the policies remain in effect. If the $50 million maximum amount is exhausted in either of these periods, we will be responsible for the first $25 million per occurrence for any subsequent claim paid that was applicable to the exhausted policy period before any excess professional and general liability insurance coverage would apply. Based on an actuarial review, we have provided for losses that exceed our self-insured retention that will not be covered by the HUG policies.

        As of December 31, 2004, we had purchased claims-made excess professional and general liability insurance policies from major independent insurance companies with a total aggregate limit of $275 million, which policies provide coverage if a claim exceeds $25 million. All reinsurance applicable to HUG or The Healthcare Insurance Corporation and any excess professional and general liability insurance we purchase are subject to policy aggregate limitations. If such policy aggregate limitations should be partially or fully exhausted in the future, our financial position, results of operations or cash flows could be materially adversely affected.

        In addition to the reserves recorded by the above insurance subsidiaries, we maintain self-insured retention reserves based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage (i.e., self-insured retentions). Reserves for losses and related expenses are estimated using expected loss-reporting patterns and are discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity composite rate of 3.8% at December 31, 2004 and a Federal Reserve 10-year maturity composite rate of 4.0% at December 31, 2003 based on our estimated claims payout period. If actual payments of claims materially exceed projected estimates of claims, our financial position, results of operations or cash flows could be materially adversely affected. Also, we provide letters of credit to our insurers as security under a selected number of programs to collateralize the deductible and self-insured retentions under our professional and general liability insurance programs, which can be drawn upon under certain circumstances. At December 31, 2004, the current and long-term professional and general liability reserves on our balance sheet were approximately $728 million.

        Included in other operating expenses in the accompanying consolidated financial statements of operations is malpractice expense of $272 million for the year ended December 31, 2004 and $239 million for the year ended December 31, 2003. The increase in malpractice expense reflects costs associated with (1) adverse loss development (2) a change in the maturity composite rate that resulted from a change in our claims payment patterns, which resulted in an increase in our professional and general liability reserves and (3) a provision for losses which may exceed HUG policy aggregate limits.

Malpractice expense for the seven months ended December 31, 2002 was $190 million and included charges of approximately (1) $33 million as a result of lowering the discount rate from 7.5% to 4.6%, (2) $27 million due to an increase in HUG's reserves as a result of an increase in its average severity of claims, and (3) $80 million to increase our self-insured reserves also due to a significant increase in the average cost of claim settlements and awards.

NOTE 14    CLAIMS AND LAWSUITS

        We are subject to a significant number of claims and lawsuits. We are also the subject of federal and state agencies' heightened and coordinated civil and criminal investigations and enforcement efforts, and have received subpoenas and other requests for information relating to a variety of subjects. In the present environment, we expect that these enforcement activities will take on additional importance, that government enforcement activities may intensify, and that additional matters concerning us and our subsidiaries may arise. We also expect new claims and lawsuits to be brought against us from time to time.

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

        Currently pending legal proceedings and investigations that are not in the ordinary course of business are principally related to the subject matters set forth below:

1.
Physician Relationships—We and certain of our subsidiaries are under heightened scrutiny with respect to our hospitals' relationships with physicians. We believe that all aspects of our relationships with physicians are potentially under review. Proceedings in this area may be criminal, civil or both. After a federal grand jury indictment, Alvarado Hospital Medical Center, Inc. and Tenet HealthSystem Hospitals, Inc. (both Tenet subsidiaries) were put on trial in San Diego, California for allegedly illegal use of physician relocation, recruitment and consulting agreements. Although the trial judge declared a mistrial in the case after the members of the jury indicated that they were unable to reach a verdict, he subsequently indicated that he would set May 3, 2005 as the date a second trial will commence. Relocation agreements with physicians also are the subject of a criminal investigation by the U.S. Attorney's Office for the Central District of California, which served us and several of our subsidiaries with administrative subpoenas seeking documents related to physician relocation agreements at certain Southern California hospitals owned by our subsidiaries, as well as summary information about physician relocation agreements related to all of our hospital subsidiaries. In addition, physician relationships and other matters at several hospitals in Southern California, Northern California, El Paso, Texas, New Orleans, Louisiana and St. Louis, Missouri are the subject of ongoing federal investigations. Also, federal government agencies are conducting an investigation into agreements with the Women's Cancer

  Center, a physician's group not owned by us practicing in the field of gynecologic oncology, and certain physicians affiliated with that group. An administrative subpoena for documents from us and several of our hospital subsidiaries relating to that investigation was issued in April 2003. Further, in June 2003, the Florida Medicaid Fraud Control Unit issued an investigative subpoena to us seeking the production of employee personnel records and contracts with physicians, physician assistants, therapists and management companies from the Florida hospitals owned by our subsidiaries. Since that time, we have received additional requests for information from that unit.

2.
Pricing—We and certain of our subsidiaries are currently subject to government investigations and civil lawsuits arising out of pricing strategies at facilities owned or formerly owned by our subsidiaries. In that regard, federal government agencies are investigating whether outlier payments made to certain hospitals owned or formerly owned by our subsidiaries were paid in accordance with Medicare laws and regulations, and whether we omitted material facts concerning our outlier revenue from our public filings. Also, we have been named as a defendant in two civil cases in federal district court in Miami, one filed by the Florida Attorney General and 13 Florida county hospital districts, systems and non-profit corporations and a second filed as a purported class action by Boca Raton Community Hospital, principally alleging that Tenet's past pricing policies and receipt of Medicare outlier payments violated federal and state Racketeer Influenced and Corrupt Organizations (RICO) Acts, causing harm to the plaintiffs. We are vigorously defending the company in these matters. In addition, plaintiffs in California, Tennessee, Louisiana, Florida, South Carolina, Pennsylvania, Texas, Missouri and Alabama have brought class action lawsuits against us and certain of our subsidiaries in courts in those states alleging that they paid unlawful or unfair prices for prescription drugs or medical products or procedures at hospitals or other medical facilities owned or formerly owned by our subsidiaries. While the specific allegations and relief sought vary from case to case, the plaintiffs generally allege that we and our hospital subsidiaries have engaged in an unlawful scheme to inflate charges for medical services and procedures, pharmaceutical supplies and other products, and prescription drugs.

3.
Securities and Shareholder Matters—A consolidated class action lawsuit is pending in federal court in Los Angeles, California against Tenet and certain of our former officers alleging violations of the federal securities laws. In addition, a number of shareholder derivative actions have been filed against certain current and former members of our board of directors and former members of senior management by shareholders. These actions purport to allege various causes of action on behalf of Tenet and for our benefit, including breach of fiduciary duty, insider trading and other causes of action. The shareholder derivative actions are pending in federal court in Los Angeles, and in state court in Santa Barbara, California. In addition, the SEC is conducting a formal investigation of Tenet and certain of our current and former directors and officers, whom the SEC did not specifically identify, with respect to whether the disclosures in our financial reports relating to Medicare outlier reimbursements and stop-loss payments under managed care contracts were misleading or otherwise inadequate, and whether there was any improper trading in our securities by certain of our current and former directors and officers. The SEC has served a series of document requests and subpoenas for testimony on Tenet and certain of our current and former employees, officers and directors, as well as our independent auditors, and we are cooperating with the government with respect to the investigation.

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

  A significant number of civil cases on behalf of approximately 700 to 800 patients were filed following the announcement in October 2002 that the government was investigating whether two physicians had performed medically unnecessary coronary procedures at Redding Medical Center. Although the specific claims varied from case to case, the complaints generally alleged that the physician defendants knowingly performed medically unnecessary coronary procedures on patients and that we knew or should have known that such medically unnecessary procedures were being performed. On December 21, 2004, we announced that we had reached an agreement in principle to settle substantially all of the patient litigation against us and our subsidiaries arising out of the allegations set forth in the plaintiffs' complaints. We agreed to, and did, establish a settlement fund by December 31, 2004 of $395 million to be allocated among more than 750 plaintiffs who had filed suit. Substantially all of the individual plaintiffs have ratified the settlement, and the court has held that the settlement was entered into in good faith. A small number of cases relating to this matter remain pending. We have sought recovery under our excess professional and general liability insurance policies for up to $275 million of our settlement of the Redding claims, but our insurance carriers have raised objections to coverage under our policies. We are pursuing all means available against the insurance carriers in seeking coverage, including, where permitted, filing arbitration demands. Our excess professional and general liability insurance policies covering occurrences prior to June 1, 2003 and having total limits of $275 million with three carriers, are single aggregate policies. Any limits paid, in whole or in part, could deplete or reduce the excess limits available to pay any other serious claims applicable to this policy period.

  We are also subject to a qui tam action brought under California Insurance Code Section 1871.7 et seq., which allows "interested persons" to file sealed complaints for allegedly fraudulent billings to private insurers. The complaint generally alleges that false claims for payments were made to private insurers for allegedly medically unnecessary procedures performed at Redding Medical Center. Both the California Department of Insurance and the District Attorney of Shasta County, California have declined to intervene in this action. The action, which was unsealed in October 2004 and, subsequently, was served on the defendants, is moving forward.

5.
Medicare Coding—The Medicare coding practices at hospitals owned or formerly owned by our subsidiaries are also under increased scrutiny. The federal government in January 2003 filed a civil lawsuit against us and certain of our subsidiaries relating to hospital billings to Medicare for inpatient stays reimbursed pursuant to four particular diagnosis-related groups. The government in this lawsuit has alleged violations of the False Claims Act and various common law claims. At December 31, 2004, we had an accrual of $34 million, recorded in prior years, for this matter. In addition, we have received and are cooperating with a voluntary document request from the U.S. Attorney's Office for the Central District of California principally relating to an investigation into coding and billing practices at the Comprehensive Cancer Center at our Desert Regional Medical Center.

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

(b)
On September 28, 2004, the court granted our petition to coordinate two pending wage and hour lawsuits in Los Angeles Superior Court in California. We will now be defending in a single court this proposed class action lawsuit alleging that our hospitals violated certain provisions of the California Labor Code and applicable California Industrial Welfare Commission Wage Orders with respect to meal breaks, rest periods and the payment of compensation for overtime and meal breaks and rest periods not taken. Plaintiffs seek to certify this action on behalf of virtually all nonexempt employees of our California subsidiaries. We will argue that certification of a class in the action is not appropriate because there are no uniform policies that fail to comply with the applicable Labor Code and Wage Orders. In addition, it is our position that each of these claims must be addressed individually based on its particular facts and, therefore, should not be subject to class certification.

(c)
We are cooperating with an investigation by the U.S. Attorney's Office in New Orleans, Louisiana of People's Health Network, an unconsolidated New Orleans health plan management services provider in which one of our subsidiaries holds a 50% membership interest, and Memorial Medical Center, a New Orleans hospital owned by one of our subsidiaries. Subpoenas issued in 2003 seek various People's Health Network-related corporate records, as well as information on patients who were admitted to a rehabilitation unit and members for whom inpatient rehabilitation services were ordered, recommended or requested, and subsequently denied. The subpoenas also seek documents related to payments to and contractual matters related to physicians and others, third-party reviews of denials of services, certain medical staff committees and other medical staff entities, and medical policies and practice guidelines. We continue to provide certain information requested by the government.

(d)
We are cooperating with a voluntary document request received in April 2004 seeking records relating to the relationship between Centinela Hospital Medical Center, which we sold in November 2004, and a third-party home health care placement service.

(e)
We were notified in mid-2004 that subpoenas had been issued to the buyer of two of our former hospitals, Twin Rivers Regional Medical Center in Missouri and John W. Harton Regional Medical Center in Tennessee. We retained certain liabilities in connection with the sale of these hospitals in November 2003. The Twin Rivers subpoena seeks documents for the period from 1999 through 2003 pertaining to a number of cardiac care patients. The Harton subpoena seeks a variety of documents, primarily financial, for the period from June 2000 through 2003. In addition, we are cooperating with a voluntary request from the U.S. Attorney's Office in St. Louis, Missouri, which we received in August 2004, seeking, among other things, documents regarding physician relocation agreements at four St. Louis area hospitals—two of which we no longer own—as well as Twin Rivers Regional Medical Center. The voluntary request also seeks additional information regarding certain admissions and medical procedures at Twin Rivers.

  (f)
  We are cooperating with an investigation by the Finance Committee of the United States Senate concerning Redding Medical Center, Medicare outlier payments, patient care and other matters. In addition, we are one of 20 large health care systems in the United States that has received requests for documents and information as part of an investigation by the U.S. House of Representatives Committee on Energy and Commerce into hospital billing practices and their impact on the uninsured. We continue to cooperate with this investigation.

  (g)
  The Internal Revenue Service has completed an examination of our federal income tax returns for the fiscal years ended May 31, 1995, 1996 and 1997, and has issued a Revenue Agent's Report in which it proposes to assess an aggregate tax deficiency for the three-year audit period of $157 million plus interest of approximately $138 million through December 31, 2004, before any federal or state tax benefit. The Revenue Agent's Report contains several disputed adjustments, including the disallowance of a deduction for a portion of the civil settlement we paid to the federal government in June 1994 related to our discontinued psychiatric hospital business and a disputed adjustment with respect to the timing of the recognition of income for tax purposes pertaining to Medicare and Medicaid net revenues. We have filed a protest with the Appeals Division of the Internal Revenue Service. We believe we have adequately provided for all tax matters in dispute related to the Revenue Agent's Report for the fiscal years ended May 31, 1995, 1996 and 1997 as of December 31, 2004.

  In addition, the Internal Revenue Service has commenced an examination of our tax returns for the fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002. We presently cannot determine the ultimate resolution of this examination.

  (h)
  Following a January 26, 2005 survey of our Florida Medical Center hospital in Ft. Lauderdale by the Florida Department of Children and Families (DCF) and Florida's Agency for Health Care Administration, on February 14, 2005, DCF suspended the hospital's authority to receive involuntary psychiatric patient admissions under the Baker Act, a Florida state law that governs the involuntary admission of psychiatric patients to a hospital. On March 1, 2005, we received a voluntary request for documents from the Florida Attorney General's Medicaid Fraud Control Unit Office in Ft. Lauderdale, seeking medical records and billing information for Medicaid patients admitted to Florida Medical Center's psychiatric unit from January 2004 to the present, as well as certain information concerning patients admitted to the hospital under the Baker Act. We are cooperating with all of these state agencies in connection with their reviews, and we are working with DCF to have Baker Act receiving authority reinstituted at Florida Medical Center.

  (i)
  We recently resolved our disputes with several managed care plans regarding charges at facilities owned by our subsidiaries and the impact of those charges on stop-loss and other payments. We and our subsidiaries continue to be engaged in disputes with managed care plans, although our charges and their influence on contract provisions are less frequently the focus of these disputes.

  (j)
  In addition to the matters described above, we are subject to claims and lawsuits in the ordinary course of business. The largest category of these relate to medical malpractice. While most medical malpractice claims arise as separate legal actions, more than 100 individual lawsuits were filed by one law firm in Palm Beach County Circuit Court against Palm Beach Gardens Medical Center in Florida, claiming damages arising as a result of alleged postoperative infections. On December 23, 2004, we announced that our subsidiary that operates Palm Beach Gardens Medical Center had agreed in principle to settle all of these lawsuits and, by the end of December, we paid $31 million into a settlement fund for the plaintiffs and their counsel, which was reflected in malpractice expense in the appropriate periods. All of the plaintiffs have since executed individual settlement agreements, and we expect dismissal of all of the suits by the end of March 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        We record reserves for claims and lawsuits when they are probable and reasonably estimable. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized in the accompanying consolidated financial statements all potential liabilities that may result. If adversely determined, the outcome of some of these matters could have a material adverse effect on our business, liquidity, financial position or results of operations.

        The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the years ended December 31, 2004 and 2003:

		Additions charged to:
	Balances at Beginning of Period	Costs of Litigation and Investigations	Other(1)	Cash Payments	Balances at End of Period
	(In Millions)
Year ended December 31, 2004
Continuing operations	$203	$74	$25	$(262)	$40
Discontinued operations	—	395	8	(403)	—

	$203	$469	$33	$(665)	$40

Year ended December 31, 2003
Continuing operations	$6	$282	$16	$(101)	$203
Discontinued operations	—	—	—	—	—

	$6	$282	$16	$(101)	$203

(1)
Charges are included in other operating expenses in the consolidated statement of operations. The discontinued operations charge was recorded as an adjustment to net operating revenues within income (loss) from operations of asset group.

        For the years ended December 31, 2004 and 2003, we recorded total costs of $502 million and $298 million, respectively, in connection with significant legal proceedings and investigations, including $403 million in 2004 that was reflected in discontinued operations. The December 31, 2004 costs include the fourth quarter settlement and payment of the Redding Medical Center patient litigation and a $30 million accrual of a minimum liability to address the potential resolution of a number of civil lawsuits arising out of pricing strategies at facilities owned or formerly owned by our subsidiaries. The December 31, 2003 costs included an award of $163 million for contract damages to a former executive. The award was paid in March 2004 and included in the 2004 cash payments. Also included in 2003 is the $54 million settlement with the United States and the State of California related to Redding Medical Center, which was recorded in June 2003 and paid in August 2003.

NOTE 15    INCOME TAXES

	Years ended December 31
			Seven months ended December 31, 2002
				Year ended May 31, 2002
	2004	2003
	(In Millions)
Current tax expense (benefit):
Federal	$(116)	$357	$340	$245
State	7	52	49	45

	(109)	409	389	290
Deferred tax expense (benefit):
Federal	274	(560)	(100)	10
State	19	(77)	—	19

	293	(637)	(100)	29

	$184	$(228)	$289	$319

        A reconciliation between the amount of reported income tax expense (benefit) and the amount computed by multiplying income (loss) from continuing operations before income taxes by the statutory federal income tax rate is shown below:

	Years ended December 31
			Seven months ended December 31, 2002
				Year ended May 31, 2002
	2004	2003
	(In Millions)
Tax provision (benefit) at statutory federal rate of 35%	$(565)	$(445)	$252	$229
State income taxes, net of federal income tax benefit	(19)	(16)	33	47
Goodwill amortization	—	—	—	20
Nondeductible asset impairment charges	268	229	—	4
Change in valuation allowance	480	—	—	—
Change in tax contingency reserves	14	(8)	1	13
Other items	6	12	3	6

	$184	$(228)	$289	$319

        Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table discloses those significant components of our deferred tax assets and liabilities, including any valuation allowance:

	December 31, 2004		December 31, 2003
	Assets	Liabilities	Assets	Liabilities
	(In Millions)
Depreciation and fixed-asset differences	$—	$555	$—	$480
Reserves related to discontinued operations and restructuring charges	39	—	80	—
Receivables (doubtful accounts and adjustments)	206	—	119	—
Accruals for insurance risks	280	—	236	—
Intangible assets	37	—	—	19
Other long-term liabilities	26	—	45	—
Benefit plans	146	—	142	—
Other accrued liabilities	37	—	92	—
Investments and other assets	37	—	39	—
Net operating loss carryforwards	108	—	—	—
Stock options	184	—	135	—
Other items	6	—	21	—

	1,106	555	909	499
Valuation allowance	(744)	—	—	—
Reclass to assets held for sale	—	—	(4)	9

	$362	$555	$905	$508

        A valuation allowance of $744 million was recorded in the fourth quarter of 2004 based on an assessment of the realization of our deferred tax assets as described below.

        We assess the realization of our deferred tax assets to determine whether an income tax valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, we determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The main factors that we consider include:

  •
  cumulative losses in recent years;

  •
  income/losses expected in future years;

  •
  unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels;

  •
  the availability, or lack thereof, of taxable income in prior carryback periods that would limit realization of tax benefits;

  •
  the carryforward period associated with the deferred tax assets and liabilities; and

  •
  prudent and feasible tax-planning strategies.

        Through the third quarter of 2004, we concluded that it was more likely than not that the deferred tax assets were realizable. However, we determined that it was appropriate to record a valuation allowance after considering and weighing all evidence in the fourth quarter of 2004. In making our assessment for the fourth quarter of 2004, our adverse results of operations was a negative factor. In addition, the negative factors of having pre-tax losses for the two consecutive years ended December 31, 2004, and a cumulative pre-tax loss at the end of the three-year period ended December 31, 2004, together with the possibility of losses in early future years, imposed a high standard for compelling objective positive evidence to exist in order to overcome the negative factors indicating that the deferred tax assets may not be realized. We established the valuation allowance as a result of assessing the realization of our deferred tax assets based on the fact that we incurred significant impairment charges, legal settlements and continued adverse results of operations in the fourth quarter of 2004, combined with having a cumulative loss for the three-year period ended December 31, 2004, which is considered "negative evidence" under SFAS 109. We concluded that as a result of this negative evidence, SFAS 109 precludes us from relying upon our forecasts of future income for the purpose of supporting the realization of the deferred tax assets under the more likely than not standard.

        Income tax expense in the year ended December 31, 2004 included a portion of the impact of establishing the $744 million valuation allowance for our deferred tax assets during the fourth quarter of 2004. This valuation allowance was recorded in the following manner: (1) $480 million was reflected in income tax expense in continuing operations, (2) $144 million was reflected in income tax expense in discontinued operations and (3) $120 million was recorded as an adjustment against additional paid-in capital, rather than income tax expense, due to the fact that excess tax deductions remained from prior stock option awards accounted for in accordance with the fair value based method under SFAS 123.

        Given the magnitude of our valuation allowance, our future income/losses could result in a significant adjustment to this valuation allowance.

        At December 31, 2004, our carryforwards available to offset future taxable income consisted of (1) federal net operating pre-tax loss carryforwards of approximately $199 million expiring in 2024, and (2) approximately $6 million in alternative minimum tax credits with no expiration.

        The Internal Revenue Service has completed an examination of our federal income tax returns for fiscal years ended May 31, 1995, 1996 and 1997 and it has issued a Revenue Agent's Report in which it proposes to assess an aggregate tax deficiency for the three-year audit period of $157 million plus interest of approximately $138 million through December 31, 2004, before any federal or state tax benefit (see Note 14). The Internal Revenue Service has commenced an examination of our tax returns for the fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002. We presently cannot determine the ultimate resolution of this examination. We believe we have adequately provided for tax matters related to the fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002.

NOTE 16    EMPLOYEE RETIREMENT PLAN

        Substantially all of our domestic employees, upon qualification, are eligible to participate in a defined contribution 401(k) plan. Under the plan, employees may contribute 1% to 25% of their eligible compensation, and we match such contributions annually up to a maximum percentage for participants actively employed as of December 31. Prior to July 1, 2004, we matched such contributions each pay period. Our contributions to the plan were approximately $86 million for the year ended December 31, 2004, $77 million for the year ended December 31, 2003, $28 million for the seven-month transition period ended December 31, 2002 and $41 million for the year ended May 31, 2002. Such amounts are reflected in salaries and benefits in the consolidated statements of operations. The increases in 2004 and 2003 are due to more employees participating in the plan and an increase in the maximum company matching percentage from 3% to 5%.

NOTE 17    REPURCHASES OF COMMON STOCK

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

        The repurchased shares are held as treasury stock. We have not purchased, nor do we intend to purchase, any shares from our directors, officers or employees. We have not made any repurchases of common stock since June 30, 2003.

NOTE 18    ACQUISITIONS OF FACILITIES

        During the year ended December 31, 2003, the seven-month transition period ended December 31, 2002, and the fiscal year ended May 31, 2002, our subsidiaries acquired six general hospitals, one cancer treatment facility and certain other health care entities, as shown in the table below:

	Year ended December 31, 2003		Seven months ended December 31, 2002	Year ended May 31, 2002
	(Dollars in Millions)
Number of hospitals	1	(a)	1	5
Number of licensed beds	60		125	1,528
Purchase price information:
Fair value of assets acquired	$19		$28	$370
Liabilities assumed	—		(1)	(53)

Net assets acquired	19		27	317
Other health care entities	20		—	7

Net cash paid	$39		$27	$324

Goodwill	$5		$9	$128

(a)
USC Kenneth Norris Jr. Cancer Hospital, which is a 60-bed cancer hospital located on the campus of USC University Hospital.

        On June 1, 2002, we adopted SFAS 142. Under this new accounting standard, goodwill is no longer amortized, but is subject to impairment tests performed at least annually. All of the goodwill related to those acquisitions is expected to be fully deductible for income tax purposes.

NOTE 19    EARNINGS PER COMMON SHARE

        The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings per common share calculations for income (loss) from continuing operations for each of the two years ended December 31, 2004 and 2003, for the seven-month transition period ended December 31, 2002, and for the year ended May 31, 2002. Income (loss) is expressed in millions and weighted average shares are expressed in thousands.

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
	(Dollars in Millions, except Per-Share Amounts, Shares in Thousands)
Year ended December 31, 2004
Loss to common shareholders for basic earnings per share	$(1,797)	466,226	$(3.85)
Effect of dilutive stock options	—	—	—

Loss to common shareholders for diluted earnings per share	$(1,797)	466,226	$(3.85)

Year ended December 31, 2003
Loss to common shareholders for basic earnings per share	$(1,044)	465,927	$(2.24)
Effect of dilutive stock options	—	—	—

Loss to common shareholders for diluted earnings per share	$(1,044)	465,927	$(2.24)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
	(Dollars in Millions, except Per-Share Amounts, Shares in Thousands)
Seven months ended December 31, 2002
Income available to common shareholders for basic earnings per share	$430	484,877	$0.89
Effect of dilutive stock options and other contracts to issue common stock	—	8,653	(0.02)

Income available to common shareholders for diluted earnings per share	$430	493,530	$0.87

Year ended May 31, 2002
Income available to common shareholders for basic earnings per share	$334	489,717	$0.68
Effect of dilutive stock options, warrants and other contracts to issue common stock	—	13,182	(0.02)

Income available to common shareholders for diluted earnings per share	$334	502,899	$0.66

        All potentially dilutive securities were excluded from the calculation of diluted loss per share for the years ended December 31, 2004 and 2003 because we reported a loss from continuing operations in each of the periods. In circumstances where we have a loss from continuing operations, the effect of employee stock options (or any other dilutive securities) is anti-dilutive, that is, losses have the effect of making the diluted loss per share from continuing operations less than the basic loss per share from continuing operations. Had we generated net income from continuing operations in these periods, the effect (in thousands) of employee stock options and restricted stock units on the diluted shares calculation would have been an increase in shares of 491 and 258 for the year ended December 31, 2004 and 2003, respectively.

        Stock options with prices that exceeded the average market price are excluded from the earnings-per-share computations for the above periods with income from continuing operations. For the seven months ended December 31, 2002, the number of shares excluded (in thousands) was 9,946, and for the year ended May 31, 2002, the number of shares excluded was 171.

NOTE 20    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts of cash and cash equivalents, accounts receivable, current portion of long-term debt, accounts payable, and accrued interest payable approximate fair value because of the short maturity of these instruments. The carrying values of investments, both short-term and long-term (excluding investments accounted for by the equity method), are reported at fair value. Long-term receivables are carried at cost and are not materially different from their estimated fair values. The fair value of our long-term debt is based on quoted market prices. At December 31, 2004 and 2003, the estimated fair value of our long-term debt was approximately 100.6% and 99.4%, respectively, of the carrying value of the debt.

NOTE 21    RELATED PARTY TRANSACTIONS

        One of our previous board members was also the president of Saint Louis University ("SLU"). As a result of our 1998 acquisition of the SLU Hospital, we entered into a 30-year Academic Affiliation

Agreement with SLU and in connection therewith paid SLU $31.6 million in the year ended December 31, 2003, $20.7 million in the seven-month transition period ended December 31, 2002 and $28.2 million in the year ended May 31, 2002. As of May 2004, SLU is no longer considered a related party.

        Effective June 28, 2003, Broadlane, Inc. was deconsolidated due to the Share Repurchase described below. We currently hold a 46% interest in Broadlane, which is accounted for under the equity method. We have entered into the following agreements with Broadlane:

  •
  Management Outsourcing Agreement—We retained Broadlane to manage all functions of corporate materials management for us and each of our hospitals. We have also appointed Broadlane as our exclusive contracting and group-purchasing agent. This agreement, as amended, was entered into on December 9, 1999 for a 10-year term. Under the agreement, Broadlane earned administrative fees of approximately $20 million for the year ended December 31, 2004 and $10 million for the period June 28, 2003 through December 31, 2003 on contracted purchases made by our hospitals.

  •
  Office Lease Guarantees—During 2000, we entered into agreements to guarantee Broadlane's office building leases in Dallas and San Francisco for the original terms through April 2011 and November 2010, respectively. The remaining minimum lease payments for these leases total approximately $22 million as of December 31, 2004.

  •
  Other Service Agreements—During 2002, we entered into multiple consulting agreements with Broadlane pursuant to which Broadlane provides diagnostic, sourcing, and implementation services in the area of temporary nurse staffing. Broadlane also entered into agreements with several of our facilities to provide capital expenditure planning services. We incurred approximately $3.8 million and $2.6 million of expenses for the year ended December 31, 2004, and the period June 28, 2003 through December 31, 2003, respectively, for such services.

  •
  In April 2003, Broadlane entered into a consulting agreement with us under which Broadlane is providing additional diagnostic and contracting support in an effort to lower our operating expenses in both supplies and non-traditional areas, such as recruiting and transcription services. We incurred $11.5 million and $1.8 million of expenses for the year ended December 31, 2004 and the period June 28, 2003 through December 31, 2003, respectively, for such services.

  •
  Share Repurchase—In connection with Broadlane's issuance of debt and equity securities, in June 2003, Broadlane repurchased 5,842,000 shares of Broadlane common stock from us for approximately $17.5 million. We recognized a gain of approximately $9 million in 2003 from the sale of Broadlane common stock. The shares were repurchased at $3.00 per share, which was the price at which Broadlane sold equivalent common shares to third-party private investors.

NOTE 22    RECENTLY ISSUED ACCOUNTING STANDARDS

        The following summarizes noteworthy recently issued accounting standards:

  •
  SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29," was issued in December 2004. This statement amends and clarifies financial accounting for nonmonetary exchanges. The amendments eliminate certain previous exceptions to the use of fair value and are intended to improve the comparability of cross-border financial reporting by narrowing the differences with existing International Accounting Standards Board standards. This statement is effective for the third quarter of 2005 and is not expected to have a material impact on our financial position, results of operations or cash flows.

  •
  SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions, an Amendment of FASB Statements No. 66 and 67," was issued in December 2004. This statement amends FASB Statements No. 66 and 67 to reference guidance provided in AICPA Statement of Position

    (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement is effective for our 2006 calendar year and is not expected to have a material impact on our financial position, results of operations or cash flows.

  •
  SFAS No. 123R (Revised 2004), "Share-Based Payment," was issued in December 2004, which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method. The accounting provisions of SFAS 123R are effective for interim or annual reporting periods beginning after June 15, 2005.

    We will be required to adopt SFAS 123R in the third quarter of 2005. Since we previously adopted SFAS 123, we do not anticipate the cumulative effect of the adoption of SFAS 123R to have a material impact on our financial position or results of operations. Under SFAS 123R, the previously estimated fair value of non-vested stock option grants outstanding, when we adopt SFAS 123R in the third quarter of 2005, should not be adjusted for differences between the requirements of SFAS 123R and SFAS 123, except for any impact of incorporating expected forfeitures before vesting. This method of adopting SFAS 123R is referred to as the modified prospective application method.

    We are still evaluating the fair value valuation techniques allowed under SFAS 123R to determine the model that we will use to estimate the fair value of stock options granted after the adoption of this standard. Under SFAS 123R, a closed-form model (e.g., Black-Scholes) and a lattice model are acceptable valuation techniques. A lattice model can be designed to accommodate estimates of option exercise patterns and post-vesting employment termination during the option's contractual term, and thereby can more fully reflect the effect of those factors than an estimate developed using a closed-form model and a single weighted-average life of the options. If we determine that utilizing a lattice model valuation technique is more appropriate when we adopt SFAS 123R, the fair value estimates of future stock option grants under a lattice model may differ from fair value estimates if the Black-Scholes model was used.

  •
  SFAS No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4," was issued in November 2004. This statement amends and clarifies financial accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). These changes are intended to improve the comparability of cross-border financial reporting by narrowing the differences with existing International Accounting Standards Board standards. This statement is effective for inventory costs incurred during our 2006 calendar year and is not expected to have a material impact on our financial position, results of operations or cash flows.

  •
  FASB Interpretation No. 46-R ("FIN 46-R"), "Consolidation of Variable Interest Entities—an interpretation of ARB 51 (revised December 2003)," was issued to amended certain provisions of FASB Interpretation No. 46, which provides guidance on the consolidation of variable interest entities, and delayed implementation for entities that were not considered special purpose entities until the first quarter of 2004. Our adoption of FIN 46-R did not have a material impact on our financial position, results of operations or cash flows.

  •
  FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"), was issued in response to a new law regarding prescription drug benefits under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans. Our adoption of FSP 106-2 did not have a material impact on our financial position, results of operations or cash flows.

SUPPLEMENTAL FINANCIAL INFORMATION

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year ended December 31, 2004
	First	Second	Third	Fourth
	(In Millions, except Per-Share Amounts)
Net operating revenues	$2,574	$2,505	$2,428	$2,412
Net loss	$(122)	$(426)	$(70)	$(2,022)
Loss per share:
Basic	$(0.26)	$(0.91)	$(0.15)	$(4.33)
Diluted	$(0.26)	$(0.91)	$(0.15)	$(4.33)
	Year ended December 31, 2003
	First	Second	Third	Fourth
	(In Millions, except Per-Share Amounts)
Net operating revenues	$2,623	$2,556	$2,505	$2,462
Net loss	$(20)	$(195)	$(308)	$(954)
Loss per share:
Basic	$(0.04)	$(0.42)	$(0.66)	$(2.05)
Diluted	$(0.04)	$(0.42)	$(0.66)	$(2.05)

        Operating results for an interim period are not necessarily representative of operations for a full year for various reasons, including changes in Medicare regulations, levels of occupancy, interest rates, acquisitions, divestitures, revenue allowance and discount fluctuations, the timing of price changes, gains and losses on sales of assets, impairment and restructuring charges, and fluctuations in quarterly tax rates. For example, the year ended December 31, 2004 includes impairment and restructuring charges of $146 million, $289 million, $10 million and $1,266 million recorded in the first, second, third and fourth quarters, respectively. The year ended December 31, 2003 includes impairment and restructuring charges of $244 million, $284 million, $121 million and $1,439 million recorded in each of the four quarters, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in alerting them in a timely manner to material information related to the Company (including its consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. This assessment was performed under the supervision of and with the participation of our management, including our chief executive officer and chief financial officer.

        In making this assessment, our management used criteria based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment using the COSO framework, management concluded that our internal control over financial reporting was effective as of December 31, 2004.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein. KPMG LLP has also audited our consolidated financial statements as of and for the year ended December 31, 2004, whose audit report on such consolidated financial statements is also included herein.

        Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

ITEM 9B. OTHER INFORMATION

        None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain information regarding our directors will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and such information is incorporated by reference to the definitive proxy statement. Information concerning our executive officers appears under Part I, Item 1, Business—Executive Officers, of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        Certain information regarding compensation of our executive officers will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and such information is incorporated by reference to the definitive proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Certain information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and such information is incorporated by reference to the definitive proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Certain information regarding transactions with management and other related parties can be found in Note 21 to the accompanying Consolidated Financial Statements. Additional information will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and such information is incorporated by reference to the definitive proxy statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        Certain information regarding accounting fees and services will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and such information is incorporated by reference to the definitive proxy statement.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

        The consolidated financial statements to be included in Part II, Item 8, can be found on pages 79 through 125.

FINANCIAL STATEMENT SCHEDULES

        Schedule II—Valuation and Qualifying Accounts (included on page 134).

        All other schedules and financial statements of the Registrant are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

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

  (a)
  Indenture, dated as of November 6, 2001, between the Registrant and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K, dated November 6, 2001 and filed November 9, 2001)

  (b)
  Second Supplemental Indenture, dated as of November 6, 2001, between the Registrant and The Bank of New York, as Trustee, relating to 6 3/8% Senior Notes due 2011 (Incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K, dated November 6, 2001 and filed November 9, 2001)

  (c)
  Third Supplemental Indenture, dated as of November 6, 2001, between the Registrant and The Bank of New York, as Trustee, relating to 6 7/8% Senior Notes due 2031 (Incorporated by reference to Exhibit 4.4 to Registrant's Current Report on Form 8-K, dated November 6, 2001 and filed November 9, 2001)

  (d)
  Fourth Supplemental Indenture, dated as of March 7, 2002, between the Registrant and The Bank of New York, as Trustee, relating to 6 1/2% Senior Notes due 2012 (Incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K, dated and filed March 7, 2002)

  (e)
  Sixth Supplemental Indenture, dated as of January 28, 2003, between the Registrant and The Bank of New York, as Trustee, relating to 7 3/8% Senior Notes due 2013 (Incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K, dated January 28, 2003 and filed January 31, 2003)

  (f)
  Seventh Supplemental Indenture, dated as of June 18, 2004, between the Registrant and The Bank of New York, as Trustee, relating to 9 7/8% Senior Notes due 2014 (Incorporated by reference to Exhibit 4(a) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, filed August 3, 2004)

    (g)
    Eighth Supplemental Indenture, dated as of January 28, 2005, between the Registrant and The Bank of New York, as Trustee, relating to 9 1/4% Senior Notes due 2015

  (10)
  Material Contracts

  (a)
  Five-Year Credit Agreement, dated as of March 1, 2001, as amended by Amendment No. 1, dated as of October 10, 2001, as amended by Amendment No. 2, dated February 28, 2003, as amended by Amendment No. 3, dated September 30, 2003, among the Registrant as Borrower, the Lenders, Managing Agents and Co-Agents party thereto, the Swingline Bank party thereto, The Bank of New York, The Bank of Nova Scotia and Salomon Smith Barney, Inc. as Documentation Agents, Bank of America, N.A. as Syndication Agent, and Morgan Guaranty Trust Company of New York as Administrative Agent (Incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed November 10, 2003)

  (b)
  Fourth Amendment to Five-Year Credit Agreement, dated as of March 9, 2004, among the Registrant, the Lenders and Agents party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent (Incorporated by reference to Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004)

  (c)
  Credit Agreement (One-Year Letter of Credit Facility), dated as of December 31, 2004, among the Registrant, the Lenders thereto, Citicorp USA, Inc. as Syndication Agent, and Bank of America, N.A. as Administrative Agent and LC Issuing Bank

  (d)
  Letter from the Registrant to Trevor Fetter, dated November 7, 2002 (Incorporated by reference to Exhibit 10(k) to Registrant's Transition Report on Form 10-K for the seven-month transition period ended December 31, 2002, filed May 15, 2003)

  (e)
  Restricted Stock Agreement, dated as of January 21, 2003, between Trevor Fetter and the Registrant (Incorporated by reference to Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2003, filed April 14, 2003)

  (f)
  Letter from the Registrant to Trevor Fetter dated September 15, 2003 (Incorporated by reference to Exhibit 10(l) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed November 10, 2003)

  (g)
  Letter from the Registrant to Reynold Jennings, dated January 30, 2004 (Incorporated by reference to Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004)

  (h)
  Letters from the Registrant to W. Randolph Smith, dated March 10, 2004 and January 11, 2005

  (i)
  Letter from the Registrant to Robert Shapard, dated February 16, 2005, and Tenet Executive Severance Protection Plan (Robert Shapard)

  (j)
  Letter from the Registrant to E. Peter Urbanowicz, dated December 22, 2003 (Incorporated by reference to Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004)

  (k)
  Tenet Executive Severance Protection Plan (Incorporated by reference to Exhibit 10(p) to Registrant's Transition Report on Form 10-K for the seven-month transition period ended December 31, 2002, filed May 15, 2003)

    (l)
    Board of Directors Retirement Plan, effective January 1, 1985, as amended August 18, 1993, April 25, 1994 and July 30, 1997 (Incorporated by reference to Exhibit 10(q) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed on November 10, 2003)

    (m)
    Tenet Healthcare Corporation Fourth Amended and Restated Supplemental Executive Retirement Plan

    (n)
    Sixth Amended and Restated Tenet 2001 Deferred Compensation Plan

    (o)
    Tenet Healthcare Corporation Second Amended and Restated 1994 Directors Stock Option Plan (Incorporated by reference to Exhibit 10(s) to Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2001, filed August 21, 2001)

    (p)
    1991 Stock Incentive Plan (Incorporated by reference to Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2001, filed August 21, 2001)

    (q)
    Amended and Restated 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10(s) to Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2002, filed August 14, 2002)

    (r)
    First Amended and Restated Tenet Healthcare Corporation 1999 Broad-Based Stock Incentive Plan (Incorporated by reference to Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2002, filed August 14, 2002)

    (s)
    Tenet Healthcare Corporation Second Amended and Restated 2001 Stock Incentive Plan

    (t)
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

  (b)
  Certification of Stephen D. Farber, Chief Financial Officer

  (32)
  Section 1350 Certifications of Trevor Fetter, President and Chief Executive Officer, and Stephen D. Farber, Chief Financial Officer

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENET HEALTHCARE CORPORATION
Date: March 7, 2005	By:	/s/ STEPHEN D. FARBER Stephen D. Farber Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 7, 2005	By:	/s/ TREVOR FETTER Trevor Fetter President, Chief Executive Officer and Director (Principal Executive Officer)
Date: March 7, 2005	By:	/s/ STEPHEN D. FARBER Stephen D. Farber Chief Financial Officer (Principal Financial Officer)
Date: March 7, 2005	By:	/s/ TIMOTHY L. PULLEN Timothy L. Pullen Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: March 7, 2005	By:	/s/ VAN B. HONEYCUTT Van B. Honeycutt Director
Date: March 7, 2005	By:	/s/ JOHN C. KANE John C. Kane Director
Date: March 7, 2005	By:	/s/ EDWARD A. KANGAS Edward A. Kangas Director
Date: March 7, 2005	By:	/s/ J. ROBERT KERREY J. Robert Kerrey Director

Date: March 7, 2005	By:	/s/ FLOYD D. LOOP Floyd D. Loop, M.D. Director
Date: March 7, 2005	By:	/s/ MÓNICA C. LOZANO Mónica C. Lozano Director
Date: March 7, 2005	By:	/s/ RICHARD R. PETTINGILL Richard R. Pettingill Director
Date: March 7, 2005	By:	/s/ JAMES A. UNRUH James A. Unruh Director

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS
(In Millions)

		Additions charged to:
	Balance at Beginning of Period	Costs and Expenses(1)	Other Accounts	Deductions(2)	Other Items(3)	Balance at End of Period
Year ended December 31, 2004	$500	$1,557	$—	$(1,347)	$(12)	$698
Year ended December 31, 2003	$350	1,575	—	(1,425)	—	$500
Seven months ended December 31, 2002	$315	676	—	(641)	—	$350
Year ended May 31, 2002	$333	986	—	(1,004)	—	$315

(1)
Before considering recoveries on accounts or notes previously written off.
(2)
Accounts written off.
(3)
Primarily beginning balances for purchased business, net of balances of businesses sold.

COMPANY INFORMATION

COMMON STOCK LISTING

        Tenet Healthcare Corporation's common stock is listed under the symbol "THC" on the New York Stock Exchange and the Pacific Stock Exchange. On May 27, 2004, we submitted to the NYSE the annual CEO Certification regarding our compliance with NYSE corporate governance listing standards. This year, we intend to submit the certification with our NYSE Annual Written Affirmation following our 2005 annual meeting of shareholders.

        Our transfer agent and registrar is The Bank of New York. Shareholders with questions regarding their stock certificates, including inquiries related to exchanging or replacing certificates or changing an address, should contact the transfer agent at (800) 524-4458.

INVESTOR RELATIONS

        To request any financial literature be mailed to you and for all other shareholder inquiries, please contact Tenet Investor Relations.

    Thomas R. Rice
    Senior Vice President, Investor Relations
    Tenet Healthcare Corporation
    13737 Noel Road
    Dallas, TX 75240
    E-mail:     thomas.rice@tenethealth.com

PRINCIPAL OFFICE

        Effective January 3, 2005, our corporate headquarters are located at:

    13737 Noel Road
    Dallas, TX 75240
    (469) 893-2200

ANNUAL MEETING

        The annual meeting of shareholders of Tenet Healthcare Corporation will be held on Thursday, May 26, 2005 at The Westin Galleria, 13340 Dallas Parkway, Dallas, Texas 75240.