Form 10-Q
period 2005-03-31
TENET HEALTHCARE CORP
filed 2005-05-03
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 1-7293

TENET HEALTHCARE CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	95-2557091
(State of Incorporation)	(IRS Employer Identification No.)

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

As of March 31, 2005, there were 468,563,558 shares of common stock outstanding.

TENET HEALTHCARE CORPORATION

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
Condensed Consolidated Financial Statements
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings
Item 6.	Exhibits

i

PART I.

ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

	March 31 2005	December 31 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,497	$654
Restricted cash	263	263
Investments in debt securities	112	117
Accounts receivable, less allowance for doubtful accounts ($683 at March 31, 2005 and $698 at December 31, 2004)	1,595	1,688
Inventories of supplies, at cost	190	188
Income tax receivable	—	530
Deferred income taxes	112	118
Assets held for sale	63	114
Other current assets	289	320
Total current assets	4,121	3,992
Investments and other assets	298	296
Property and equipment, at cost, less accumulated depreciation and amortization ($2,652 at March 31, 2005 and $2,574 at December 31, 2004)	4,817	4,820
Goodwill	800	800
Other intangible assets, at cost, less accumulated amortization ($107 at March 31, 2005 and $101 at December 31, 2004)	179	170
	$10,215	$10,078
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$19	$41
Accounts payable	774	937
Accrued compensation and benefits	347	390
Professional liability reserves	134	137
Accrued interest payable	96	96
Accrued legal settlement costs	45	40
Other current liabilities	451	489
Total current liabilities	1,866	2,130
Long-term debt, net of current portion	4,782	4,395
Professional liability reserves	609	591
Other long-term liabilities and minority interests	917	919
Deferred income taxes	284	311
Total liabilities	8,458	8,346
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 522,666,277 shares issued at March 31, 2005 and 521,132,853 shares issued at December 31, 2004	26	26
Additional paid-in capital	4,158	4,131
Accumulated other comprehensive loss	(13)	(13)
Accumulated deficit	(933)	(930)
Less common stock in treasury, at cost, 54,102,719 shares at March 31, 2005 and 53,896,498 shares at December 31, 2004	(1,481)	(1,482)
Total shareholders’ equity	1,757	1,732
	$10,215	$10,078

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions,

Except Per-Share Amounts

(Unaudited)

	Three Months Ended March 31
	2005	2004
Net operating revenues	$2,499	$2,574
Operating expenses:
Salaries and benefits	1,124	1,091
Supplies	457	434
Provision for doubtful accounts	158	277
Other operating expenses	534	531
Depreciation	90	90
Amortization	6	5
Restructuring charges	9	9
Costs of litigation and investigations	8	10
Loss from early extinguishment of debt	15	—
Operating income	98	127
Interest expense	(101)	(77)
Investment earnings	9	4
Minority interests	(3)	(5)
Income from continuing operations before income taxes	3	49
Income tax benefit (expense)	17	(23)
Income from continuing operations	20	26
Discontinued operations:
Loss from operations of asset group	(38)	(82)
Impairment of long-lived assets and goodwill, and restructuring charges	(7)	(137)
Net gain (loss) on sales of asset group	22	(2)
Income tax benefit (expense)	—	73
Loss from discontinued operations	(23)	(148)
Net loss	$(3)	$(122)
Earnings (loss) per common share and common equivalent share
Basic
Continuing operations	$0.04	$0.06
Discontinued operations	(0.05)	(0.32)
	$(0.01)	$(0.26)
Diluted
Continuing operations	$0.04	$0.06
Discontinued operations	(0.05)	(0.32)
	$(0.01)	$(0.26)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	468,047	465,296
Diluted	468,947	465,590

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Dollars in Millions

(Unaudited)

	Three Months Ended March 31
	2005	2004
Net loss	$(3)	$(122)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(2)
Unrealized losses on securities held as available for sale	(1)	—
Reclassification adjustments for losses included in net loss	1	1
Other comprehensive loss before income taxes	—	(1)
Income tax benefit (expense) related to items of other comprehensive loss	—	—
Other comprehensive loss	—	(1)
Comprehensive loss	$(3)	$(123)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	Three Months Ended March 31
	2005	2004
Net loss	$(3)	$(122)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	96	95
Provision for doubtful accounts	158	277
Deferred income tax expense (benefit)	(23)	22
Stock-based compensation charges	13	21
Impairment of long-lived assets and goodwill, and restructuring charges	9	9
Loss from early extinguishment of debt	15	—
Pre-tax loss from discontinued operations	23	221
Other items	3	4
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses and sales of facilities:
Accounts receivable	(191)	(329)
Inventories and other current assets	16	37
Income taxes payable	541	(102)
Accounts payable, accrued expenses and other current liabilities	(203)	(84)
Other long-term liabilities	31	44
Payments against reserves for restructuring charges and litigation costs and settlements	(14)	(179)
Net cash provided by operating activities from discontinued operations, excluding income taxes	45	27
Net cash provided by (used in) operating activities	516	(59)
Cash flows from investing activities:
Purchases of property and equipment:
Continuing operations	(96)	(81)
Discontinued operations	—	(6)
Construction of new hospitals	—	(27)
Net cash released from escrow accounts to fund construction costs	—	38
Proceeds from sales of facilities, long-term investments and other assets	71	63
Investment in hospital authority bonds	—	(2)
Other items, including expenditures related to prior-year purchases of new businesses	3	(41)
Net cash used in investing activities	(22)	(56)
Cash flows from financing activities:
Sale of new senior notes	773	—
Repurchases of senior notes	(413)	—
Payments of borrowings	(22)	(1)
Proceeds from exercise of stock options	8	2
Other items	3	2
Net cash provided by financing activities	349	3
Net increase (decrease) in cash and cash equivalents	843	(112)
Cash and cash equivalents at beginning of period	654	619
Cash and cash equivalents at end of period	$1,497	$507
Supplemental disclosures:
Interest paid, net of capitalized interest	$(94)	$(53)
Income tax refunds received (payments made), net	$537	$(25)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  BASIS OF PRESENTATION

This quarterly report for Tenet Healthcare Corporation (together with our subsidiaries, referred to as “Tenet,” the “Company,” “we” or “us”) supplements our Annual Report on Form 10-K for the year ended December 31, 2004 (“Annual Report”) that we filed with the Securities and Exchange Commission (“SEC”) on March 8, 2005.   As permitted by the SEC for interim reporting, we have omitted certain footnotes and disclosures that substantially duplicate those in our Annual Report. For further information, refer to the audited consolidated financial statements and footnotes included in our Annual Report.

We are an investor-owned health care services company whose subsidiaries and affiliates (collectively, “subsidiaries”) operate general hospitals and related health care facilities, and hold investments in other companies (including health care companies). At March 31, 2005, our subsidiaries operated 74 general hospitals, including five hospitals that are part of discontinued operations not yet divested, serving urban and rural communities in 13 states. We also owned or operated various related health care facilities, including a small number of rehabilitation hospitals, a specialty hospital, skilled nursing facilities and medical office buildings—all of which are located on, or nearby, one of our general hospital campuses; and physician practices, captive insurance companies and various other ancillary health care businesses (including outpatient surgery centers and occupational and rural health care clinics).

Certain prior-period balances in the accompanying Condensed Consolidated Financial Statements have been reclassified to conform to the current period’s presentation of financial information. These reclassifications for discontinued operations as described in Note 3 have no impact on total assets, liabilities, shareholders’ equity, net loss or cash flows. Unless otherwise indicated, all financial and statistical information included herein relates to our continuing operations, with dollar amounts expressed in millions (except per share amounts).

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

Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year 2005. Reasons for this include, but are not limited to, overall revenue and cost trends, particularly trends in patient accounts receivable collectibility and associated provisions for doubtful accounts; the timing and magnitude of price changes; fluctuations in contractual allowances, including the impact of the discounting components of our Compact with Uninsured Patients (“Compact”); changes in Medicare regulations; levels of malpractice expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and valuation allowances; the timing and amounts of stock option grants to employees, directors and others; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to (1) unemployment levels, (2) the business environment of local communities, (3) the number of uninsured and underinsured individuals in local communities treated at our hospitals, (4) seasonal cycles of illness, (5) climate and weather conditions, (6) physician recruitment, retention and attrition, (7) local health care competitors, (8) managed care contract negotiations or terminations, (9) unfavorable publicity, which impacts relationships with physicians and patients and (10) factors relating to the timing of elective procedures.  These considerations apply to year-to-year comparisons as well.

NOTE 2  ALLOWANCE FOR DOUBTFUL ACCOUNTS

During the second quarter of 2004, we modified our process for estimating and writing down self-pay accounts to their net realizable value.  This change in how we estimate the net realizable value of self-pay accounts was primarily attributable to the continued increase in numbers of uninsured and underinsured patients and is more fully described in the Annual Report.

Also in the second quarter of 2004, we began the implementation of our Compact.  Our Compact is designed to offer managed care-style discounts to most uninsured patients, which enables us to offer lower rates to those patients who historically

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

have been charged standard gross charges. A significant portion of those charges had previously been written down in our provision for doubtful accounts. Under the Compact, the discount offered to uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time the self-pay accounts are recorded and should reduce our provision for doubtful accounts in the future.  The discounts for uninsured patients were in effect at 57 of our hospitals by March 31, 2005. We are evaluating and addressing legal and other issues that may limit our ability to implement the discounting components of the Compact at our hospitals in Texas.

During the quarter ended March 31, 2005, there were $155 million of discounts recorded as contractual allowances on self-pay accounts under the Compact. Prior to implementation of the Compact, a large portion of these discounts would have been recognized in our provision for doubtful accounts if the accounts were not collected.

We also provide care without charge to certain patients who meet certain financial or economic criteria. Our policy is to not pursue collection of amounts determined to qualify as charity care; accordingly, we do not report them in net operating revenues or in provision for doubtful accounts. For the three months ended March 31, 2005, $155 million in charity care and indigent care gross charges were excluded from net operating revenues and provision for doubtful accounts compared to $148 million for the three months ended March 31, 2004.

Our current total estimated collection rates on managed care accounts and self-pay accounts are approximately 95% and 16%, respectively, which includes collections from point-of-service through collections by our in-house collection agency or external collection agencies or vendors.

Accounts that are collected through regional or hospital-based business offices are maintained on the hospital’s books and reflected in patient accounts receivable with an allowance for doubtful accounts established based on the estimated net realizable value (see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates in our Annual Report).

Accounts assigned to a collection agency are written off and excluded from patient accounts receivable and allowance for doubtful accounts; however, an estimate of future recoveries from all accounts in collection is determined based on historical experience and recorded as a component of accounts receivable, less allowance for doubtful accounts, in the Condensed Consolidated Balance Sheets.

The principal components of accounts receivable are shown in the table below:

	March 31 2005	December 31 2004

Continuing Operations:
Patient accounts receivable	$2,109	$2,082
Allowance for doubtful accounts	(574)	(577)
Estimated future recovery of accounts in collection	88	100
Net cost report settlements payable and valuation allowance	(104)	(118)
	1,519	1,487
Discontinued Operations—Accounts receivable, net of allowance for doubtful accounts ($109 at March 31, 2005 and $121 at December 31, 2004)	76	201
Accounts receivable, less allowance for doubtful accounts	$1,595	$1,688

NOTE 3  DISCONTINUED OPERATIONS

In January 2004, we announced a major restructuring of our operations involving the proposed divestiture of 27 general hospitals (19 in California and eight others in Louisiana, Massachusetts, Missouri and Texas). By focusing our financial and management resources on our remaining 69 general hospitals, including two recently constructed in Texas and Tennessee, we expect to create a stronger company with greater potential for long-term growth. As of March 31, 2005, we had completed the divestiture of 22 of the 27 facilities, including four hospitals in Orange County, California sold on March 8, 2005. The four hospitals are Chapman Medical Center, Coastal Communities Hospital, Western Medical Center—Anaheim and Western Medical Center—Santa Ana. Net after-tax proceeds, including the liquidation of working capital, for these four hospitals are estimated to be approximately $80 million.  We recorded a gain of approximately $20 million in the quarter ended March 31, 2005

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

on the sale of these four facilities.  Discussions and negotiations with potential buyers for the remaining five hospitals slated for divestiture were ongoing as of March 31, 2005.

In connection with divestiture actions, as described in the Annual Report, we have classified the results of operations of the following hospitals as discontinued operations for all periods presented in the accompanying Condensed Consolidated Statements of Operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”:

•                  The 14 general hospitals whose intended divestiture we announced in March 2003, all of which were sold or closed prior to March 31, 2004,

•                  The 27 general hospitals whose intended divestiture we announced in January 2004, including Doctors Medical Center—San Pablo, in San Pablo, California, a leased hospital, which was classified in discontinued operations when its lease expired in July 2004,

•                  Our general hospital in Barcelona, Spain, which we sold in May 2004,

•                  Redding Medical Center, in Redding California, of which we sold certain hospital assets in July 2004,

•                  Century City Hospital in Los Angeles, California, a previously leased hospital that we no longer operated by the end of April 2004,

•                  Medical College of Pennsylvania Hospital, in Philadelphia, Pennsylvania, sold in September 2004,

•                  NorthShore Psychiatric Hospital, in Slidell, Louisiana, which was closed in September 2004, and

•                  Suburban Medical Center, in Paramount, California, a previously leased hospital that we no longer operated by the end of October 2004.

We have classified $52 million and $101 million of the assets of the hospitals included in discontinued operations as “held for sale” in current assets in the accompanying Condensed Consolidated Balance Sheets at March 31, 2005 and December 31, 2004, respectively. These assets consist primarily of property and equipment, including the associated deferred tax assets, net of valuation allowance, and are recorded at the lower of the asset’s carrying amount or its fair value less costs to sell. The fair value estimates were derived from independent appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows. Because we do not intend to sell the accounts receivable of the asset group, these receivables, less the related allowance for doubtful accounts, are included in our consolidated net accounts receivable in the accompanying Condensed Consolidated Balance Sheets. At March 31, 2005 and December 31, 2004, the net accounts receivable for these hospitals was $76 million and $201 million, respectively.

We recorded $7 million of impairment and restructuring charges in discontinued operations during the quarter ended March 31, 2005 consisting primarily of $6 million for the write-down of long-lived assets, $4 million in employee severance and retention costs and a $3 million reduction in reserves recorded in prior periods.

We recorded $137 million of impairment and restructuring charges in discontinued operations during the quarter ended March 31, 2004 consisting primarily of $56 million for the write-down of long-lived assets, $32 million for the write-down of goodwill to their estimated fair values, less estimated costs to sell, $1 million in employee severance and retention costs and $48 million in costs related to an academic affiliation agreement with Drexel University College of Medicine in Pennsylvania. In connection with our divestiture of Medical College of Pennsylvania Hospital on September 1, 2004, we are contractually responsible for certain university costs through December 2005.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net operating revenues and loss before taxes reported in discontinued operations for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31
	2005	2004

Net operating revenues	$156	$782
Loss before taxes	(23)	(221)

As we move forward with our previously announced divestiture plans, we may incur additional asset impairment and restructuring charges in future periods.

NOTE 4  IMPAIRMENT AND RESTRUCTURING CHARGES

During the three months ended March 31, 2005, we recorded restructuring charges of $9 million consisting of $6 million in employee severance, benefits and relocation costs and $3 million in non-cash stock option modification costs related to terminated employees.  During the three months ended March 31, 2004, we recorded restructuring charges of $9 million for severance and related costs.

No impairment charge was recorded in the first quarter of 2005.  Based on future financial trends and the possible impact of negative trends on our future outlook, further impairments of long-lived assets and goodwill may occur, and we will incur additional restructuring charges.

The table below is a reconciliation of beginning and ending liability balances in connection with restructuring charges recorded during the three months ended March 31, 2005 in continuing and discontinued operations:

	Balances at Beginning of Period	Restructuring Charges	Cash Payments	Other Items	Balances at End of Period

Three months ended March 31, 2005
Continuing Operations:
Severance and related costs in connection with general overhead-reduction plans and unfavorable lease commitments	$71	$9	$(10)	$(3)	$67
Discontinued Operations:
Lease cancellations and estimated costs associated with the sale or closure of hospitals and other facilities	58	1	(18)	(8)	33
	$129	$10	$(28)	$(11)	$100

The above liability balances are included in other current liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Other items primarily include restructuring charges or reductions of reserves that are recorded in accounts other than these liabilities, such as the charges associated with stock option modifications. Cash payments to be applied against these accruals at March 31, 2005 are expected to be approximately $55 million in 2005 and $45 million thereafter.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5  LONG-TERM DEBT AND LEASE OBLIGATIONS

The table below shows our long-term debt as of March 31, 2005 and December 31, 2004:

	March 31 2005	December 31 2004
Senior notes:
5 3/8%, due 2006	$—	$215
5%, due 2007	—	185
6 3/8%, due 2011	1,000	1,000
6 1/2%, due 2012	600	600
7 3/8%, due 2013	1,000	1,000
9 7/8%, due 2014	1,000	1,000
9 1/4%, due 2015	800	—
6 7/8%, due 2031	450	450
Other senior and senior subordinated notes	—	22
Notes payable and capital lease obligations, secured by property and equipment, payable in installments to 2013(1)	61	65
Unamortized note discounts	(110)	(101)
Total long-term debt	4,801	4,436
Less current portion	19	41
Long-term debt, net of current portion	$4,782	$4,395

(1)          Includes $1 million and $5 million at March 31, 2005 and December 31, 2004, respectively, related to the general hospitals held for sale (see Note 3).

CREDIT AGREEMENTS

On December 31, 2004, we terminated our five-year revolving credit agreement and replaced it with a one-year letter of credit facility. The new facility provides for the issuance of up to $250 million in letters of credit and does not provide for any cash borrowings. The principal purpose of the new facility was to provide for the continuance of $216 million in letters of credit outstanding under the terminated revolving credit agreement at that time. The new facility was initially collateralized by the stock of certain of our subsidiaries and cash equal to 105% of the facility amount (approximately $263 million reflected as restricted cash on the Condensed Consolidated Balance Sheets); however, in March 2005 the facility was amended to provide for the release of the liens on the stock of our subsidiaries any time after April 15, 2005, at our request, provided no default exists.  On April 19, 2005, the stock certificates were returned to us, and subsequently, termination notices for all liens were submitted to each state where liens were filed and are pending confirmation.  In accordance with the amendment, the termination date of the letter of credit facility was extended from December 31, 2005 to June 30, 2006.  The letter of credit facility contains customary affirmative and negative covenants that, among other requirements, limit (1) liens, (2) consolidations, mergers or the sale of all or substantially all assets unless no event of default exists, (3) subsidiary debt and (4) prepayment of debt. At March 31, 2005, outstanding letters of credit under the agreement totaled $216 million.

Loans under the previous credit agreement were unsecured and generally bore interest at a base rate equal to the prime rate or, if higher, the federal funds rate plus 0.5% or, at our option, an adjusted London Interbank Offered Rate plus an interest margin between 100 and 250 basis points. We paid the lenders an annual facility fee on the total loan commitment at rates between 50 and 57.5 basis points. The interest rate margins and the facility fee rates were based on our leverage covenant ratio (calculated as the ratio of consolidated total debt to operating income plus the sum of depreciation, amortization, impairment, other unusual charges, stock-based compensation expense, and losses from early extinguishment of debt). In consideration for amendments to the previous credit agreement in March 2004, we paid a one-time fee equal to 12.5 basis points. Also in connection with the amendment, we wrote off approximately $5 million in unamortized deferred loan fees in March 2004.

SENIOR NOTES AND SENIOR SUBORDINATED NOTES

In January 2005, we sold $800 million of senior notes with registration rights in a private placement. The senior notes bear interest at a rate of 9¼% per year and mature on February 1, 2015. The senior notes are redeemable, in whole or in part, at any time, at our option at the greater of par or a redemption price based on a spread over comparable securities. The senior notes are general unsecured senior obligations of Tenet and rank equally in right of payment with all of our other unsecured senior

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

indebtedness, but are effectively subordinated to any obligations under our letter of credit facility. On April 8, 2005, we filed with the SEC a Form S-4 registration statement to register the $800 million principal amount of 9¼% Senior Notes due 2015 to be issued and offered in exchange for the unregistered senior notes sold in January 2005.  The registration statement filed with the SEC has not yet become effective; therefore, these securities may not be sold nor may offers be accepted prior to the time the registration statement becomes effective.  The terms of the senior notes subject to the Form S-4 filed with the SEC are substantially similar to the terms of the unregistered senior notes we sold in January 2005.  The covenants governing the new issue are identical to the covenants for our other senior notes. The net proceeds from the sale of the senior notes were approximately $773 million after deducting discounts and related expenses. We used a portion of the proceeds in February 2005 for the early redemption of our remaining outstanding senior notes due in 2006 and 2007, resulting in a $15 million loss from early extinguishment of debt, and the balance of the proceeds for general corporate purposes.

LOAN COVENANTS

Our letter of credit facility or the indentures governing our senior notes contain affirmative, negative and financial covenants that have, among other requirements, limitations on (1) liens, (2) consolidations, merger or the sale of all or substantially all assets unless no event of default exists and (3) subsidiary debt.

As discussed in Note 10, the ultimate resolution of claims and lawsuits brought against us, individually or in the aggregate, could have a material adverse effect on our business, financial position, results of operations or liquidity, including the inability to make scheduled debt payments when they become due.

NOTE 6  STOCK BENEFIT PLANS

At March 31, 2005, there were 26,047,294 shares of common stock available under the 2001 Stock Incentive Plan for stock option grants and other incentive awards, including restricted stock units. Options generally have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock in the future. Restricted stock units cannot exceed 10% of the total grants under the plan.

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

On February 16, 2005, we granted employee stock options for approximately 5.0 million shares of common stock at an exercise price of $10.52 per share, the closing price of our common stock on that date, and we also granted approximately 1.8 million restricted stock units. The estimated fair value of the options granted was $3.81 per share, and the fair value of the restricted stock units issued was $10.52 per share. Both the options and the restricted stock units vest one-third on each of the first three anniversary dates of the grant.

The following table summarizes information about our outstanding stock options at March 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 6.25 to $10.16	134,116	2.7 years	$7.63	132,116	$7.74
$ 10.17 to $20.34	30,918,783	6.4 years	14.88	18,697,749	16.17
$ 20.35 to $30.50	11,743,111	5.3 years	27.50	11,593,111	27.49
$ 30.51 to $40.67	8,466,547	5.8 years	40.38	8,466,547	40.38
$ 40.68 to $50.84	137,850	6.8 years	44.24	127,850	43.96
	51,400,407	6.1 years	$22.02	39,017,373	$24.85

As of March 31, 2005, approximately 91.3% of our outstanding options were held by current employees and approximately 8.7% were held by former employees. Approximately 16.7% of our outstanding options were in-the-money, that is,

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

they had an exercise price less than the $11.53 market price of our common stock on March 31, 2005, and approximately 83.3% were out-of-the-money, that is, they had an exercise price of more than $11.53, as shown in the table below:

	In-the-Money Options		Out-of-the-Money Options		All Options
	Outstanding	% of Total	Outstanding	% of Total	Outstanding	% of Total
Current employees	8,402,670	97.8%	38,546,170	90.0%	46,948,840	91.3%
Former employees	186,857	2.2%	4,264,710	10.0%	4,451,567	8.7%
Totals	8,589,527	100.0%	42,810,880	100.0%	51,400,407	100.0%
% of all outstanding options	16.7%		83.3%		100.0%

The reconciliation below shows the changes to the options under our stock option plans for the three months ended March 31, 2005 and 2004:

	Outstanding at Beginning of Period	Granted	Exercised	Forfeited	Outstanding at End of Period	Options Exercisable
Three Months Ended March 31, 2005:
Shares	48,609,766	5,723,148	(929,713)	(2,002,794)	51,400,407	39,017,373
Weighted average exercise price	$23.13	$10.57	$9.27	$22.16	$22.02	$24.85
Three Months Ended March 31, 2004:
Shares	46,506,512	4,360,813	(196,256)	(154,317)	50,516,752	33,374,381
Weighted average exercise price	$24.22	$11.99	$10.72	$26.95	$23.20	$24.86

The estimated fair values of options we granted in the three months ended March 31, 2005 and 2004, were $3.91 and $5.07, respectively. These were calculated, as of the date of each grant, using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31
	2005	2004
Expected volatility	40.0%	47.5%
Risk-free interest rates	3.7%	2.8%
Expected lives, in years	4.2	4.5
Expected dividend yield	0.0%	0.0%

Expected volatility is derived using daily data drawn from five to seven years preceding the date of grant. The risk-free interest rates are based on the approximate yield on five-year and seven-year United States Treasury Bonds as of the date of grant. The expected lives are estimates of the number of years the options will be held before they are exercised. The valuation model was not adjusted for non-transferability, risk of forfeiture, or the vesting restrictions of the options—all of which would reduce the value if factored into the calculation.

During the three months ended March 31, 2005 and 2004, we recorded total stock compensation expense of $16 million (including $3 million in non-cash stock option modification costs related to terminated employees classified as restructuring charges) and $20 million, respectively.

As disclosed in the proxy statement for our 2005 annual meeting of shareholders, which was filed with the SEC on April 15, 2005, at the annual meeting on May 26, 2005, our shareholders will be asked to approve a one-time exchange of certain outstanding employee stock options for a lesser number of restricted stock units.  The exchange opportunity would be offered only to certain current employees.  Our outside directors, four most senior executives and all former employees would not be eligible to participate.  We estimate that the current projected future non-cash compensation expense for unvested eligible options that could be exchanged is approximately $10 million.  If approved by our shareholders and assuming all eligible options are tendered for exchange, we estimate that the incremental non-cash compensation expense above the $10 million amount that will need to be recognized as compensation expense over the three year vesting period of the restricted stock units, will be approximately $19 million.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 SHAREHOLDERS’ EQUITY

The following table shows the changes in consolidated shareholders’ equity during the three months ended March 31, 2005 (dollars in millions, shares in thousands)

	Shares Outstanding	Issued Par Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity

Balances at December 31, 2004	467,236	$26	$4,131	$(13)	$(930)	$(1,482)	$1,732
Net loss	—	—	—	—	(3)	—	(3)
Other comprehensive loss	—	—	—	—	—	—	—
Issuance of common stock	398	—	2	—	—	1	3
Stock options exercised, including tax benefit	930	—	9	—	—	—	9
Stock-based compensation expense	—	—	16	—	—	—	16
Balances at March 31, 2005	468,564	$26	$4,158	$(13)	$(933)	$(1,481)	$1,757

NOTE 8  OTHER COMPREHENSIVE INCOME (LOSS)

The table below shows the tax effect allocated to each component of other comprehensive income (loss) for the three months ended March 31, 2005 and 2004:

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

Three Months Ended March 31, 2005:
Unrealized losses on securities held as available-for-sale	$(1)	$—	$(1)
Reclassification adjustment for realized losses included in net loss	1	—	1
	$—	$—	$—
Three Months Ended March 31, 2004:
Foreign currency translation adjustment	$(2)	$—	$(2)
Reclassification adjustment for realized losses included in net loss	1	—	1
	$(1)	$—	$(1)

NOTE 9  PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Effective June 1, 2002, our hospitals’ self-insured retention per occurrence was increased to $2 million. In addition, a new wholly owned insurance subsidiary, The Healthcare Insurance Corporation, was formed to insure substantially all of our professional and general liability risks in excess of our self-insured retention. This subsidiary insures these risks under a claims-made policy with retentions per occurrence for the periods June 1, 2002 through May 31, 2003, and June 1, 2003 through May 31, 2004, of $3 million and $13 million, respectively. Risks in excess of these retentions are reinsured with major independent insurance companies. For the policy period June 1, 2004 through May 31, 2005, The Healthcare Insurance Corporation retains 17.5% of the first $10 million layer for reinsurance claims in excess of $15 million resulting in a maximum retention per occurrence of $14.75 million.

Through May 31, 2002, we insured substantially all of our professional and general liability risks in excess of self-insured retentions through Hospital Underwriting Group (“HUG”), our wholly owned insurance subsidiary, under a mature claims-made policy with a 10-year extended reporting period. Our hospitals’ self-insured retentions were $1 million per occurrence for fiscal years ended May 31, 1996 through May 31, 2002. HUG’s retentions covered the next $2 million per occurrence. Claims in excess of $3 million per occurrence were, in turn, reinsured with major independent insurance companies. In earlier policy periods, the self-insured retentions varied by hospital and by policy period from $500,000 to $5 million per occurrence.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the periods June 1, 2000 through May 31, 2001, and June 1, 2001 through May 31, 2002, the policies written by HUG provided a maximum of $50 million of coverage for each policy period. As of March 31, 2005, HUG’s retained reserves for losses for the policy period ended May 31, 2001 were substantially close to reaching $50 million and for the policy period ended May 31, 2002, the retained reserves for losses reached the $50 million limit. However, the $50 million coverage limit each year is based on paid claims and the payments for each year have not yet reached the limits; therefore, the policies remain in effect. If the $50 million maximum amount is exhausted in either of these periods, we will be responsible for the first $25 million per occurrence for any subsequent claim paid that was applicable to the exhausted policy period before any excess professional and general liability insurance coverage would apply. Based on an actuarial review, we have provided for estimated losses that exceed our self-insured retention that will not be covered by the HUG policies.

As of March 31, 2005, we had purchased claims-made excess professional and general liability insurance policies from major independent insurance companies with a total aggregate limit of $275 million, which policies provide coverage if a claim exceeds $25 million. All reinsurance applicable to HUG or The Healthcare Insurance Corporation and any excess professional and general liability insurance we purchase are subject to policy aggregate limitations. We have sought recovery under our excess professional and general liability insurance policies for up to $275 million of our settlement, in December 2004, of the patient litigation related to Redding Medical Center, but our insurance carriers have raised objections to coverage under our policies. We are pursuing all means available against the insurance carriers in seeking coverage, including, where permitted, filing arbitration demands. Our excess professional and general liability insurance policies are single aggregate policies with each carrier. Any limits paid, in whole or in part, could deplete or reduce the excess limits available to pay any other claims applicable to this policy period.  If such policy aggregate limitations should be partially or fully exhausted in the future, our financial position, results of operations or cash flows could be materially adversely affected.

In addition to the reserves recorded by the above insurance subsidiaries, we maintain self-insured retention reserves based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage (i.e., self-insured retentions). Reserves for losses and related expenses are estimated using expected loss-reporting patterns and are discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity composite rate of 4.0% at March 31, 2005 and 3.6% at March 31, 2004 based on our estimated claims payout period. If actual payments of claims materially exceed projected estimates of claims, our financial position, results of operations or cash flows could be materially adversely affected. Also, we provide letters of credit to our insurers as security under a selected number of programs to collateralize the deductible and self-insured retentions under our professional and general liability insurance programs, which can be drawn upon under certain circumstances. At March 31, 2005, the current and long-term professional and general liability reserves on our Condensed Consolidated Balance Sheet were approximately $743 million.

Included in other operating expenses in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $52 million for the three months ended March 31, 2005 and $62 million for the three months ended March 31, 2004.

NOTE 10  CLAIMS AND LAWSUITS

During the past several years, we have been subject to a significant number of claims and lawsuits. Some of these matters have recently been resolved, as described below and in our Annual Report. During the past several years, we also became the subject of federal and state agencies’ civil and criminal investigations and enforcement efforts, and received subpoenas and other requests from those agencies for information relating to a variety of subjects. While we cannot predict the likelihood of future claims or inquiries, we expect that new matters may be initiated against us from time to time.

The results of claims, lawsuits and investigations cannot be predicted, and it is possible that the ultimate resolution of these matters, individually or in the aggregate, may have a material adverse effect on our business (both in the near and long term), financial position, results of operations or cash flows. Although we defend ourselves vigorously against claims and lawsuits and cooperate with investigations, these matters (1) could require us to pay substantial damages or amounts in judgments or settlements, which individually or in the aggregate could exceed amounts, if any, that may be recovered under our insurance policies where coverage applies and is available, (2) cause us to incur substantial expenses, (3) require significant time and attention from our management, and (4) could cause us to close or sell hospitals or otherwise modify the way we conduct business.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Currently pending legal proceedings and investigations that are not in the ordinary course of business are principally related to the subject matters set forth below:

1.                                       Physician Relationships—We and certain of our subsidiaries are under heightened scrutiny with respect to our hospitals’ relationships with physicians. We believe that all aspects of our relationships with physicians are potentially under review. Proceedings in this area may be criminal, civil or both. After a federal grand jury indictment, Alvarado Hospital Medical Center, Inc. and Tenet HealthSystem Hospitals, Inc. (both Tenet subsidiaries) were put on trial in San Diego, California for allegedly illegal use of physician relocation, recruitment and consulting agreements. Although the trial judge declared a mistrial in the case after the members of the jury indicated that they were unable to reach a verdict, he subsequently set May 3, 2005 as the date a second trial will commence. Relocation agreements with physicians also are the subject of a criminal investigation by the U.S. Attorney’s Office for the Central District of California, which served us and several of our subsidiaries with administrative subpoenas seeking documents related to physician relocation agreements at certain Southern California hospitals currently or formerly owned by our subsidiaries, as well as summary information about physician relocation agreements related to all of our hospital subsidiaries. In addition, physician relationships and other matters at several hospitals in Southern California, Northern California, El Paso, Texas, New Orleans, Louisiana, St. Louis, Missouri and Memphis, Tennessee are the subject of ongoing federal investigations. Also, federal government agencies are conducting an investigation into agreements with the Women’s Cancer Center, a physician’s group not owned by us practicing in the field of gynecologic oncology, and certain physicians affiliated with that group. An administrative subpoena for documents from us and several of our hospital subsidiaries relating to that investigation was issued in April 2003. Further, in June 2003, the Florida Medicaid Fraud Control Unit issued an investigative subpoena to us seeking the production of employee personnel records and contracts with physicians, physician assistants, therapists and management companies from the Florida hospitals currently or formerly owned by our subsidiaries. Since that time, we have received additional requests for information from that unit.

2.               Pricing—We and certain of our subsidiaries are currently subject to government investigations and civil lawsuits arising out of pricing strategies at facilities owned or formerly owned by our subsidiaries. In that regard, federal government agencies are investigating whether outlier payments made to certain hospitals owned or formerly owned by our subsidiaries were paid in accordance with Medicare laws and regulations, and whether we omitted material facts concerning our outlier revenue from our public filings. Also, we have been named as a defendant in two civil cases in federal district court in Miami, one filed by the Florida Attorney General and 13 Florida county hospital districts, health care systems and non-profit corporations and a second filed as a purported class action by Boca Raton Community Hospital, principally alleging that Tenet’s past pricing policies and receipt of Medicare outlier payments violated federal and state Racketeer Influenced and Corrupt Organizations (RICO) Acts, causing harm to the plaintiffs. We are vigorously defending the Company in these matters.

In addition, plaintiffs in California, Tennessee, Louisiana, Florida, South Carolina, Pennsylvania, Texas, Missouri and Alabama have brought class action lawsuits against us and certain of our subsidiaries in courts in those states alleging that they paid unlawful or unfair prices for prescription drugs or medical products or procedures at hospitals or other medical facilities currently or formerly operated by our subsidiaries. In connection with the California action, on March 14, 2005, we received preliminary court approval of a settlement that should be nationwide in effect. As part of the settlement, we have made no admission of wrongdoing and we continue to vigorously deny the allegations made by plaintiffs in these actions. The settlement has two primary components: (1) injunctive relief governing our conduct prospectively for a period of four years, and (2) retrospective relief, including restitution and discounting of outstanding unpaid bills, for covered patients who were treated at our hospitals during the settlement class period (June 15, 1999 to December 31, 2004). We have also agreed to make a $4 million charitable contribution to a health-care-related charity specified by plaintiffs’ counsel. At March 31, 2005, we had an accrual of $30 million, recorded in prior periods, as a minimum liability to address the potential resolution of these cases.

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

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

directors and former members of senior management by shareholders. These actions purport to allege various causes of action on behalf of Tenet and for our benefit, including breach of fiduciary duty, insider trading and other causes of action. The shareholder derivative actions are pending in federal court in Los Angeles, and in state court in Santa Barbara, California.

In addition, the SEC is conducting a formal investigation of Tenet and certain of our current and former directors and officers, whom the SEC did not specifically identify, with respect to whether the disclosures in our financial reports relating to Medicare outlier reimbursements and stop-loss payments under managed care contracts were misleading or otherwise inadequate, and whether there was any improper trading in our securities by certain of our current and former directors and officers. On April 27, 2005, we announced that we had received a “Wells Notice” from the staff of the SEC in connection with this investigation, and that we had been informed that Wells Notices had also been issued to certain former senior executives of the Company who left their positions in 2002 and 2003. A Wells Notice indicates that the SEC’s staff intends to recommend that the agency bring a civil enforcement action against the recipients for possible violations of federal securities laws. Recipients of Wells Notices have the opportunity to respond before the SEC’s staff makes its formal recommendation on whether any action should be brought. We are continuing to cooperate with the SEC with respect to this matter.

4.                                       Redding Medical Center, Inc.—We are subject to a qui tam action brought under California Insurance Code Section 1871.7 et seq., which allows “interested persons” to file sealed complaints for allegedly fraudulent billings to private insurers. The complaint generally alleges that false claims for payments were made to private insurers for allegedly medically unnecessary procedures performed at Redding Medical Center (of which we sold certain hospital assets in July 2004). Both the California Department of Insurance and the District Attorney of Shasta County, California have declined to intervene in this action. The action was unsealed in October 2004 and, subsequently, was served on the defendants. No discovery has taken place, and no trial date has been set.

5.                                       Medicare Coding—The Medicare coding practices at hospitals owned or formerly owned by our subsidiaries are also under increased scrutiny. The federal government in January 2003 filed a civil lawsuit against us and certain of our subsidiaries relating to hospital billings to Medicare for inpatient stays reimbursed pursuant to four particular diagnosis-related groups. The government in this lawsuit has alleged violations of the False Claims Act and various common law claims. At March 31, 2005, we had an accrual of $34 million, recorded in prior years, for this matter. In addition, we are cooperating with an investigation by the U.S. Attorney’s Office for the Central District of California into coding, billing and cost reporting relating to the Comprehensive Cancer Center at our Desert Regional Medical Center.

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

(b)         On September 28, 2004, the court granted our petition to coordinate two pending wage and hour lawsuits in Los Angeles Superior Court in California. We will now be defending in a single court this proposed class action lawsuit alleging that our hospitals violated certain provisions of the California Labor Code and applicable California Industrial Welfare Commission Wage Orders with respect to meal breaks, rest periods and the payment of compensation for overtime and meal breaks and rest periods not taken. Plaintiffs seek to certify this action on behalf of virtually all nonexempt employees of our California subsidiaries. We will argue that certification of a class in the action is not appropriate because our uniform policies comply with the applicable Labor Code and Wage Orders. In addition, it is our position that each of these claims must be addressed individually based on its particular facts and, therefore, should not be subject to class certification.

(c)          We are cooperating with an investigation by the U.S. Attorney’s Office in New Orleans, Louisiana of Peoples Health Network (“PHN”), an unconsolidated New Orleans health plan management services provider in which one of our subsidiaries holds a 50% membership interest, and Memorial Medical Center, a New Orleans hospital owned by one of our subsidiaries. Subpoenas issued to PHN in 2003 seek various PHN-related corporate records, as well as information on patients who were admitted to a rehabilitation unit and members for whom inpatient rehabilitation services were ordered, recommended or requested, and subsequently denied. The subpoenas also seek documents

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

related to payments to and contractual matters related to physicians and others, third-party reviews of denials of services and certain medical staff committees and other medical staff entities. A subpoena issued to PHN in September 2004 seeks various documents, including medical policies and practice guidelines, and an additional subpoena issued to PHN in April 2005 seeks documents related to PHN’s appeal and grievance policies and member disenrollment, as well as information on PHN members who were admitted to a long-term acute care service or facility. We continue to provide certain information as requested by the government.

(d)         We received a voluntary document request in April 2004 seeking records relating to the relationship between Centinela Hospital Medical Center (which we sold in November 2004) and a third-party home health care placement service. In April 2005, the U.S. Attorney’s Office for the Central District of California advised us that it does not intend to take any action against us in connection with this matter.

(e)          We were notified in mid-2004 that subpoenas had been issued to the buyer of two of our former hospitals, Twin Rivers Regional Medical Center in Missouri and John W. Harton Regional Medical Center in Tennessee. We retained certain liabilities in connection with the sale of these hospitals in November 2003. The Twin Rivers subpoena seeks documents for the period from 1999 through 2003 pertaining to a number of cardiac care patients. The Harton subpoena seeks a variety of documents, primarily financial, for the period from June 2000 through 2003. In addition, we are cooperating with voluntary requests from the U.S. Attorney’s Office in St. Louis, Missouri seeking, among other things, documents regarding physician relocation agreements at four St. Louis area hospitals—two of which we no longer own—as well as Twin Rivers. The voluntary requests also seek additional information regarding certain admissions and medical procedures at Twin Rivers.

(f)            We are cooperating with an investigation by the United States Senate Committee on Finance concerning Redding Medical Center, Medicare outlier payments, patient care and other matters. In addition, we are one of 20 large health care systems in the United States that has received requests for documents and information as part of an investigation by the U.S. House of Representatives Committee on Energy and Commerce into hospital billing practices and their impact on the uninsured. We received the most recent request on April 25, 2005. We continue to cooperate with this investigation.

(g)         The Internal Revenue Service has completed an examination of our federal income tax returns for the fiscal years ended May 31, 1995, 1996 and 1997, and has issued a Revenue Agent’s Report in which it proposes to assess an aggregate tax deficiency for the three-year audit period of $157 million plus interest of approximately $141 million through March 31, 2005, before any federal or state tax benefit. The Revenue Agent’s Report contains several disputed adjustments, including the disallowance of a deduction for a portion of the civil settlement we paid to the federal government in June 1994 related to our discontinued psychiatric hospital business and a disputed adjustment with respect to the timing of the recognition of income for tax purposes pertaining to Medicare and Medicaid net revenues. We have filed a protest with the Appeals Division of the Internal Revenue Service. We believe we have adequately provided for all tax matters in dispute related to the Revenue Agent’s Report for the fiscal years ended May 31, 1995, 1996 and 1997 as of March 31, 2005.

In addition, the Internal Revenue Service has commenced an examination of our tax returns for the fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002. We presently cannot determine the ultimate resolution of this examination.

(h)         On March 24, 2005, the Florida Department of Children and Families (“DCF”) notified our Florida Medical Center hospital in Ft. Lauderdale that DCF had reinstated the hospital’s authority to receive patients under the Baker Act, a Florida state law that governs the involuntary admission of psychiatric patients to a hospital. On February 14, 2005, DCF had suspended the hospital’s authority to receive Baker Act patients. On March 1, 2005, we received a voluntary request for documents from the Florida Attorney General’s Medicaid Fraud Control Unit (“MFCU”) office in Ft. Lauderdale seeking medical records and billing information for certain Medicaid patients admitted to Florida Medical Center’s psychiatric unit from January 2004 through February 2005, as well as certain information concerning patients admitted to the hospital under the Baker Act. We are cooperating with the Florida MFCU in connection with its review.

(i)             We recently resolved our disputes with several managed care plans regarding charges at facilities owned by our subsidiaries and the impact of those charges on stop-loss and other payments. We and our subsidiaries continue to

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the three months ended March 31, 2005 and 2004:

		Additions charged to:
	Balances at Beginning of Period	Costs of Litigation and Investigations	Other(1)	Cash Payments	Balances at End of Period

Three Months Ended March 31, 2005
Continuing operations	$40	$8	$—	$(8)	$40
Discontinued operations	—	—	5	—	5
	$40	$8	$5	$(8)	$45
Three Months Ended March 31, 2004
Continuing operations	$203	$10	$1	$(170)	$44
Discontinued operations	—	—	8	—	8
	$203	$10	$9	$(170)	$52

(1)          Charges are included in other operating expenses in the Condensed Consolidated Statements of Operations. The discontinued operations charges were recorded as adjustments to net operating revenues within income loss from operations of asset group.

For the three months ended March 31, 2005 and 2004, we recorded total costs of $13 million and $19 million, respectively, in connection with significant legal proceedings and investigations, including $5 million in 2005 and $8 million in 2004 that was reflected in discontinued operations. The March 2004 cash payments included an award of $163 million for contract damages to a former executive of the Company.

NOTE 11  INCOME TAXES

Income taxes in the three months ended March 31, 2005 included the following: (1) a $22 million income tax benefit in continuing operations to reduce the valuation allowance for our deferred tax assets and (2) income tax expense of $7 million in discontinued operations to increase the valuation allowance. A $744 million valuation allowance for our deferred tax assets was initially recorded in the fourth quarter of 2004. We assess the realization of our deferred tax assets quarterly to determine whether an adjustment to the income tax valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, we determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized. Based on our assessment of the realization of our deferred tax assets and the balance of those deferred tax assets, which are adjusted each quarter for changes in temporary differences, an adjustment of the valuation allowance is recorded each quarter. Given the magnitude of our valuation allowance, our future income/losses could result in a significant adjustment to this valuation allowance.

The Internal Revenue Service has completed an examination of our federal income tax returns for fiscal years ended May 31, 1995, 1996 and 1997 and it has issued a Revenue Agent’s Report in which it proposes to assess an aggregate tax deficiency for the three-year audit period of $157 million plus interest of approximately $141 million through March 31, 2005, before any federal or state tax benefit (see Note 10). The Internal Revenue Service has commenced an examination of our tax returns for the fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002. We presently cannot determine the ultimate resolution of this examination. We believe we have adequately provided for tax matters related to the fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12  EARNINGS PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings per common share calculations for income from continuing operations for the three months ended March 31, 2005 and 2004.  Income is expressed in millions and weighted average shares are expressed in thousands.

	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount

Three Months Ended March 31, 2005:
Income available to common shareholders for basic earnings per share	$20	468,047	$0.04
Effect of dilutive stock options	—	900	—
Income available to common shareholders for diluted earnings per share	$20	468,947	$0.04

Three Months Ended March 31, 2004:
Income available to common shareholders for basic earnings per share	$26	465,296	$0.06
Effect of dilutive stock options	—	294	—
Income available to common shareholders for diluted earnings per share	$26	465,590	$0.06

Stock options (in thousands) that were not included in the computation of diluted earnings per share from continuing operations because their exercise price exceeded the average market price of our common stock were 46,207 and 41,070 for the three months ended March 31, 2005 and 2004, respectively.

NOTE 13  RECENTLY ISSUED ACCOUNTING STANDARDS

The following summarizes noteworthy recently issued accounting standards:

•     SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS 123R”), was issued in December 2004, and replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB 25, “Accounting for Stock Issued to Employees.” In April 2005, the SEC adopted a final rule amending the compliance date.  The accounting provisions of SFAS 123R will be effective for the first interim reporting period of the first fiscal year beginning on or after June 15, 2005, which for us will be January 1, 2006.

We are still evaluating the fair value valuation techniques allowed under SFAS 123R to determine the model that we will use to estimate the fair value of stock options granted after the adoption of this standard. If we determine that utilizing a lattice model valuation technique is more appropriate when we adopt SFAS 123R, the fair value estimates of future stock option grants under a lattice model may differ from fair value estimates if the Black-Scholes model were used.

•      In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” This Interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. We believe that future removal or containment costs associated with asbestos that may exist in certain of our properties may be subject to the accounting and disclosure requirements of this Interpretation. This Interpretation is effective for us no later than December 31, 2005. We are in the process of evaluating the estimated impact of this Interpretation.

TENET HEALTHCARE CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, is to provide a narrative explanation of our financial statements that enables investors to better understand the Company, to enhance our overall financial disclosures, to provide the context within which financial information may be analyzed, and to provide information about the quality of, and potential variability of, our earnings and cash flows. Unless otherwise indicated, all financial and statistical information included herein relates to our continuing operations, with dollar amounts expressed in millions (except per share amounts). This information should be read in conjunction with the accompanying Condensed Consolidated Financial Statements. It includes the following sections:

•                  Executive Overview

•                  Forward Looking Statements

•                  Critical Accounting Estimates

•                  Sources of Revenue

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Off-Balance Sheet Arrangements

•                  Recently Issued Accounting Standards

EXECUTIVE OVERVIEW

SIGNIFICANT CHANGES AND INITIATIVES

During 2005, we plan to continue to focus on the execution of our turnaround strategies, including initiatives we introduced during the year ended December 31, 2004.

Key developments during the quarter ended March 31, 2005 include:

•                  Issuance of New Senior Notes—In January 2005, we issued $800 million of 9¼% senior notes due 2015 in a private placement with registration rights.  We used a portion of the proceeds to repurchase or redeem the remaining $400 million aggregate principal amount outstanding on our senior notes due in 2006 and 2007, and the balance of the proceeds for general corporate purposes.  Our next scheduled maturity of senior notes is now in 2011.

•                  Amendment to Letter of Credit Facility—On March 16, 2005, we amended our one-year letter of credit facility.  The amendment provides for the release of liens on the stock of certain of our subsidiaries, at our request, any time after April 15, 2005, so long as no default exists.  On April 19, 2005, the stock certificates were returned to us, and subsequently, termination notices for all liens were submitted to each state where liens were filed and are pending confirmation.  In accordance with the amendment, the termination date of the letter of credit facility was extended from December 31, 2005 to June 30, 2006.  The letter of credit facility will remain collateralized by cash of approximately $263 million.

•                  New CFO—Robert S. Shapard joined Tenet as chief financial officer effective March 10, 2005.  He previously served as chief financial officer of Exelon Corporation, Coventa Energy Corporation and Ultramar Diamond Shamrock.  Earlier in his career, Bob Shapard spent 20 years with TXU Corporation in various finance and general management positions.  He replaced Stephen D. Farber, who announced in August 2004 that he would leave Tenet after a transition period as a result of the relocation of our corporate headquarters to Dallas.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•                  Appointment of New Members to our Board of Directors—In March 2005, we announced that Brenda J. Gaines, Karen M. Garrison and J. McDonald Williams had joined the company’s board of directors as independent members.  Brenda Gaines, retired president and chief executive officer of Diners Club North America, also currently serves on the boards of CNA Financial Corp., Office Depot Inc., the March of Dimes and the Economic Club of Chicago.  Karen Garrison, retired president of the management services subsidiary of Pitney Bowes Inc., also serves on the boards of North Fork Bancorporation Inc. and Standard Parking Corp., and is a trustee of the Florida Institute of Technology.  Don Williams, retired chairman of Trammell Crow Co., currently serves as chairman of the Dallas Foundation and serves on the boards of Trammell Crow, Belo Corp., the Hoblitzelle Foundation, Dallas Medical Resources, Abilene Christian University and the Dean’s Council of Harvard University’s John F. Kennedy School of Government.

•                  Sale of Facilities— On March 8, 2005, we completed the previously announced sale of four hospitals in Orange County, California. The hospitals are Chapman Medical Center, Coastal Communities Hospital, Western Medical Center—Anaheim and Western Medical Center—Santa Ana. These four hospitals are among the 27 hospitals whose intended divestiture we announced in January 2004.  Net after-tax proceeds, including the liquidation of working capital, are estimated to be approximately $80 million.

•                  Settlement of Litigation— In March 2005, we received preliminary court approval of a settlement in connection with a class action lawsuit brought against us and all of our California hospitals, in which the plaintiffs alleged that they paid excessive or unfair prices for prescription drugs or medical products or procedures at hospitals or other medical facilities currently or formerly operated by our subsidiaries. If certain conditions are met, including final court approval, the settlement should be nationwide in effect and should have a pre-emptive effect upon similar cases brought by plaintiffs in Tennessee, Louisiana, Florida, South Carolina, Pennsylvania, Texas, Missouri and Alabama.

SIGNIFICANT CHALLENGES

We believe we have continued to make progress toward executing on our turnaround strategy. However, our performance this quarter was impacted by a combination of challenges specific to us and significant industry trends. Below is a summary of these items:

Company Specific Challenges

Volume decline—Admissions and outpatient visits decreased from the prior year’s first quarter on a total-hospital and same-hospital basis. We believe the reasons for the volume declines include, but are not limited to, the impact of our litigation and government investigations, physician attrition, increased competition and managed care contract negotiations or terminations. We are taking a number of steps to address the problem of volume decline.  The most important of these is centered around building stronger relationships with the physicians who admit patients both to our hospitals and our competitors’ hospitals.

Our Commitment to Quality (“C2Q”) initiative, which we launched in 2003, is directed at improving volumes by increasing both physician and patient satisfaction.  We plan to complete the full implementation of our C2Q initiative by the end of 2005.  At most hospitals that have completed the initial eight-week transformation phase, we have seen various levels of reductions in emergency room wait times, increases in on-time starts in the operating rooms, and improved bed management and care coordination.  We hope that these improvements will have the effect of increasing physician and patient satisfaction, potentially improving volumes as a result.

Litigation and investigations—We continue to defend ourselves against a significant amount of litigation, and we are cooperating with a number of governmental investigations; however, we are also seeking to resolve certain matters without litigation where appropriate and cost-effective.  To that end, this quarter we received preliminary court approval of a settlement with respect to certain class action pricing lawsuits. See Note 10 to the Condensed Consolidated Financial Statements for a summary of material litigation and investigations and Part II, Item 1, Legal Proceedings, in this report for more detailed information.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant Industry Trends

Provision for doubtful accounts—Although the discounting components of our Compact with Uninsured Patients (“Compact”) is expected to reduce our accounts receivable and provision for doubtful accounts recorded in our Condensed Consolidated Financial Statements, it is not expected to mitigate the net economic effects of treating uninsured patients. While the growth rate of uninsured patients did not increase this quarter, we continue to experience a high level of uncollectible accounts.  Our collection efforts have improved, but until a sustained level of lower unemployment is achieved or our business mix improves, we anticipate a high level of uncollectible accounts.

Cost Pressures—Labor and supply costs remain a significant cost pressure facing us as well as the industry in general.  In particular, the national nursing shortage continues and remains more serious in key specialties and in certain geographic areas than others, including several areas in which we operate hospitals.  This has increased labor costs for nursing personnel. In addition, state-mandated nurse-staffing ratios in California have not only increased our labor costs, but may also adversely affect net operating revenues due to volume limitations if the required number of nurses are unavailable.  In March 2005, increases to California’s state-mandated nurse-staffing ratios went into effect as provided by the original statute.  The vast majority of hospitals in California, including our hospitals, are not at all times meeting these ratios.  We have, however, gradually improved our monthly compliance and expect that our compliance levels will continue to improve throughout our California hospitals in 2005.

RESULTS OF OPERATIONS—OVERVIEW

Our results of operations for this quarter compared to the same quarter of the prior year reflect the challenges we have faced in restructuring our operations to focus on a smaller group of general hospitals. Our turnaround timeframe is influenced by industry trends and company-specific challenges that continue to negatively affect our revenue growth and operating expenses. Our future profitability depends on volume growth, reimbursement levels and cost control. Below are some of the financial highlights for the three months ended March 31, 2005 compared to the three months ended March 31, 2004:

•                  Net inpatient revenue per patient day and per admission increased by 0.7% and 0.3%, respectively, despite the implementation of our discounting of self-pay charges under the Compact, beginning in the second quarter of 2004, which had the effect of reducing net patient revenues.

•                  Outpatient visits and net outpatient revenue decreased by 9.3% and 9.0%, respectively.

•                  We have refinanced certain of our debt and increased liquidity, as well as overall long-term indebtedness, through several debt placements over the last two years such that our next major scheduled maturity of debt is now in December 2011.

•                  Cash provided by operating activities was $516 million during the quarter ended March 31, 2005, which included an income tax refund of $537 million.

•                  Earnings per diluted share from continuing operations decreased $0.02 to $0.04.

The table below shows the pretax and after-tax impact on continuing operations of (1) restructuring charges, (2) costs of litigation and investigations, (3) loss from early extinguishment of debt and (4) adjustments to the valuation allowance for deferred tax assets for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31
	2005	2004

Restructuring charges	$(9)	$(9)
Costs of litigation and investigations	(8)	(10)
Loss from early extinguishment of debt	(15)	—
Pretax impact	$(32)	$(19)
Deferred tax asset valuation allowance	$22	$—
Total after-tax impact	$1	$(12)
Diluted per-share impact of above items	$—	$(0.03)
Diluted earnings per share, including above items	$0.04	$0.06

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES—OVERVIEW

Net cash provided by operating activities was $516 million in the three months ended March 31, 2005 compared to net cash used of $59 million in the three months ended March 31, 2004. The principal reason for the change was the income tax refund of $537 million received in March 2005 and a $163 million payment of a litigation settlement to a former executive of the Company in the first quarter of 2004.

Proceeds from the sales of facilities, long-term investments and other assets during the three months ended March 31, 2005 and 2004 aggregated $71 million and $63 million, respectively.

In January 2005, we sold $800 million of unsecured 9 ¼% senior notes with registration rights in a private placement. The net proceeds from the sale of the senior notes were approximately $773 million after deducting discounts and related expenses. We used a portion of the proceeds in February 2005 for the early redemption of the remaining $400 million aggregate principal amount outstanding on our senior notes due in 2006 and 2007, and the balance of the proceeds for general corporate purposes. Our next scheduled maturity of senior notes is now in 2011. From time to time, we expect to engage in various capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at the time.

We are currently in compliance with all covenants in our letter of credit facility and the indentures governing our senior notes. (See Note 5 to the Condensed Consolidated Financial Statements.) At March 31, 2005, we had approximately $216 million of letters of credit outstanding under the letter of credit facility, which was fully collateralized by $263 million of restricted cash on our Condensed Consolidated Balance Sheet. In addition, we had approximately $1.5 billion of unrestricted cash and cash equivalents on hand as of March 31, 2005.

OUTLOOK

We have implemented a variety of programs and initiatives, previously announced and discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 (“Annual Report”), in an effort to address the various challenges that we presently face. However, we do not anticipate significant improvement in operating performance to be achievable in 2005 because overcoming many of these challenges will require time. These challenges include, but are not limited to, ongoing issues resulting from our prior pricing strategy, reduced volume levels, provisions for doubtful accounts, reduced net cash flow from operations, and the need to resolve a number of government investigations and legal actions. We believe that our decision to divest all but 69 of our hospitals, our ongoing program to reduce costs and enhance operating performance, and our clinical quality initiatives will ultimately position us to improve our results of operations. Our hospitals that have already been sold or that are scheduled for divestiture are expected to generate negative cash flow, excluding sales proceeds, in the aggregate, during the entire sale process time period, and the expected long-term benefits of our cost-saving initiatives will be temporarily offset by restructuring costs, costs to implement our planned initiatives, and other costs. In the long term, however, we believe the prospects for the 69 hospitals that we will continue to operate are positive as a whole, relative to their current performance, and the restructuring and other initiatives we have undertaken will position us to improve our future financial performance.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements represent management’s current belief, based on currently available information, as to the outcome and timing of future events. They involve known and unknown risks, uncertainties and other factors—many of which we are unable to predict or control—that may cause our actual results, performance or achievements, or health care industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the following:

•                  Changes in the Medicare and Medicaid programs or other government health care programs, including modifications to patient eligibility requirements, funding levels or the method of calculating payments or reimbursements.

•                  Any removal or exclusion of us, or one or more of our subsidiaries’ hospitals, from participation in the Medicare or Medicaid program or another government health care program.

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

•                  Our ability to identify and execute on measures designed to save or control costs.

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

•                  Other factors referenced in this report and our other public filings.

When considering forward-looking statements, you should keep in mind the foregoing risk factors and other cautionary statements in this report. Should one or more of the risks and uncertainties described above or elsewhere in this report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

forward-looking statement or any forward-looking statement in its entirety and, therefore, disclaim any resulting liability for potentially related damages.

All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

CRITICAL ACCOUNTING ESTIMATES

In preparing our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, we must use estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements and accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base the estimates on historical experience and on assumptions that we believe to be reasonable, given the particular circumstances in which we operate. Actual results may vary from those estimates.

We consider our critical accounting estimates to be those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine, and (3) may produce materially different outcomes under different conditions or when using different assumptions.

Our critical accounting estimates are more fully described in our Annual Report and continue to cover the following areas:

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

The table below shows the sources of net patient revenues for our general hospitals, expressed as percentages of net patient revenues from all sources:

	Three Months Ended March 31
	2005	2004	Increase (Decrease)(1)
Medicare	28.2%	25.9%	2.3%
Medicaid	8.1%	7.4%	0.7%
Managed care(2)	50.5%	49.6%	0.9%
Indemnity, self-pay and other	13.2%	17.1%	(3.9)%

(1)               The change is the difference between the 2005 and 2004 amounts shown.

(2)               Includes Medicare Advantage and Medicaid managed care.

GOVERNMENT PROGRAMS

The Medicare program, the nation’s largest health insurance program, is administered by the Centers for Medicare and Medicaid Services (“CMS”) of the U.S. Department of Health and Human Services (“HHS”). Medicare is a health insurance program primarily for individuals 65 years of age and older, certain disabled individuals, and people with end-stage renal disease, and is provided without regard to income or assets. Medicaid is a program that pays for medical assistance for certain individuals

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and families with low incomes and resources, and is jointly funded by the federal government and state governments. Medicaid is the largest source of funding for medical and health-related services for individuals with limited income.

These government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease government program payments in the future, as well as affect the cost of providing services to patients and the timing of payments to facilities. We are unable to predict the effect of future government health care funding policy changes on our operations. If the rates paid or the scope of services covered by governmental payers are reduced, if we are required to pay substantial amounts in settlement pertaining to government programs, or if we, or one or more of our subsidiaries’ hospitals, are excluded from participation in the Medicare, Medicaid or other government health care programs, there could be a material adverse effect on our business, financial position, results of operations or cash flows. The government is investigating various matters, including Medicare outlier payments we received in prior years, as discussed under Part I, Item 3, Legal Proceedings, of our Annual Report.

There have been no material changes to the information about these programs in our Annual Report, except as follows:

Legislative and Regulatory Changes

Medicare Payment Advisory Commission (“MedPAC”) Recommendations

On March 8, 2005, the MedPAC released its Report to Congress on Physician Owned Specialty Hospitals as required by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.  The report discusses and makes recommendations on certain issues concerning physician-owned heart, orthopedic and surgical specialty hospitals, including the payment inequities caused by these limited-service facilities.  MedPAC made the following recommendations in the report:

•                  The Secretary of the U.S. Department of Health and Human Services (“Secretary”) should improve payment accuracy in the hospital prospective payment system by:

•                              Refining the current diagnosis-related groups (“DRG”) to more fully capture differences in severity of illness among patients;

•                              Basing the DRG relative weights on the estimated cost of providing care, rather than on charges; and

•                              Basing the weights on the national average of hospitals’ relative costs in each DRG.

•                  Congress should amend the law to give the Secretary authority to adjust the DRG relative weights to account for differences in the prevalence of high-cost outlier cases.

•                  Congress and the Secretary should implement the case-mix measurement and outlier policies over a transitional period.

•                  Congress should extend the existing moratorium that prohibits the development of new limited-service facilities, such as specialty hospitals in which physicians have an ownership interest until January 1, 2007.

•                  Congress should grant the Secretary the authority to allow gainsharing arrangements between physicians and hospitals and to regulate those arrangements to protect the quality of care and minimize financial incentives that could affect physician referrals.

We cannot predict what action Congress or HHS will take on these recommendations or the impact, if any, these recommendations will have on our hospitals.

2006 Federal Budget Proposal

On February 7, 2005, the White House released its federal fiscal year (“FFY”) 2006 budget proposal to Congress. The President’s budget proposal assumes: (1) a full market basket increase for hospital inpatient and outpatient services as specified under current law and (2) expansion of the Medicare transfer payment policy for hospital inpatients transferred to post acute settings. The budget proposal also includes (1) an endorsement of a MedPAC proposal to address the payment inequities between acute care hospitals and limited-service specialty facilities in which physicians have an ownership interest and (2) a number of

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reform measures to the Medicaid program, which could reduce federal Medicaid spending, as well as proposed new spending initiatives designed to improve access to health insurance. The House of Representatives and Senate are in preliminary negotiations on a final budget resolution.  The FFY 2006 budget resolution approved by the Senate contains no Medicaid cuts.  We cannot predict the final outcome of the budget or the effect it may have on us.

Annual Update to the Medicare Inpatient Prospective Payment System

Under Medicare law, CMS is required annually to update certain rules governing prospective payments for hospitals. The updates generally become effective October 1, the beginning of the FFY. On April 25, 2005, CMS issued the Proposed Changes to the Hospital Inpatient Prospective Payment Systems and FFY 2006 Rates (“Proposed Rule”) The proposed changes include:

•                  An inflation update for DRG operating payments equal to the hospital market basket percentage, currently estimated at 3.2% for hospitals reporting specified quality data.

•                  A 0.8% inflation update for DRG capital payments.

•                  Expanding the post-acute transfer policy that currently applies to 30 DRGs to 223 DRGs.

•                  An increase in the cost outlier threshold from $25,800 to $26,675.

CMS projects that the combined impact of the proposed changes will yield an average 2.4% increase in payments for hospitals in large urban (populations over 1 million) areas. Using the impact percentages in the Proposed Rule for large urban hospitals, the annual impact for all proposed changes on our hospitals may result in an estimated increase in our Medicare revenues of approximately $40 million. This includes a decrease in payments of approximately $20 million related to the proposed expansion of the post-acute transfer policy.

Medicare

The major components of our net patient revenues for services provided to patients enrolled in the Traditional Medicare Plan for the three months ended March 31, 2005 and 2004, are set forth in the table below:

	Three Months Ended March 31
Revenue Descriptions	2005	2004

Diagnosis-related group—operating	$393	$380
Diagnosis-related group—capital	41	41
Outlier	20	14
Outpatient	108	110
Disproportionate share	58	54
Direct Graduate and Indirect Medical Education	33	30
Psychiatric, rehabilitation and skilled nursing facilities - inpatient and other	43	47
Adjustments for valuation allowance and prior-year cost report settlements	1	(16)
Total Medicare net patient revenues	$697	$660

Medicaid

Estimated payments under various state Medicaid programs, excluding state-funded managed care programs, constituted approximately 8.1% of net patient revenues at our continuing general hospitals for the three months ended March 31, 2005. These payments are typically based on fixed rates determined by the individual states. We also receive disproportionate-share payments under various state Medicaid programs. For the three months ended March 31, 2005 and 2004, our disproportionate-share payments and other state-funded subsidies were approximately $17 million and $20 million, respectively.

Many states in which we operate are facing budgetary challenges that pose a threat to Medicaid funding levels to hospitals and other providers. We expect these challenges to continue; however, we cannot predict the extent of the impact of the states’ budget reductions, if any, on our hospitals. Also, any changes to federal Medicaid funding methodologies or levels to the states could materially adversely impact Medicaid payments to our hospitals.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The amount of our net patient revenue under managed care contracts during both the three months ended March 31, 2005 and 2004 was $1.2 billion and is anticipated to be approximately $5 billion for our continuing operations for the full fiscal year 2005. Approximately 35% of our managed care net patient revenues during the three months ended March 31, 2005 related to our top five managed care payers. At March 31, 2005 and December 31, 2004, approximately 59% and 55%, respectively, of our net accounts receivable related to continuing operations are due from managed care providers. A majority of our managed care contracts are “evergreen” contracts. Evergreen contracts extend automatically every year, but may be renegotiated or terminated by either party after giving 90 to 120 days notice. In the past several years, we have renewed or renegotiated over 90% of these agreements. National payers generate in excess of 37% of our total net managed care revenues, although these agreements are often negotiated on a local or regional basis. The remainder comes from regional or local payers.

Generally, managed care plans prefer fixed, predictable rates in their contracts with health care providers. Managed care plans seeking to pay fixed and predictable rates frequently pay for hospital services on a capitation, DRG or per diem basis. Capitation is the least common of the three fixed payment methods. Under capitation, the hospital is paid a fixed amount per HMO member each month for all the hospital care of a specific group of members. Managed care plans also pay hospitals a fixed fee based upon the DRG assigned to each patient. The DRG is a health care industry code that is based upon the patients’ diagnosis at time of discharge. HMOs and PPOs may also reimburse hospitals on a “per day” or “per diem” basis. Under a per diem payment arrangement, the hospital is reimbursed a fixed amount for every day of hospital care delivered to a member. Per diem payment arrangements generally represent less financial risk to a hospital than capitation payment arrangements because the amount paid varies with the number of days of care provided to each patient. The financial risk of per diem agreements is further mitigated by the fact that most contracts with per diem payment arrangements also contain some form of “stop-loss” provision that allows for higher reimbursement rates in difficult medical cases where the hospital’s billed charges exceed a certain threshold amount. The majority of our managed care contracts are per diem and DRG contracts with stop-loss payment components as well.

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

TENET HEALTHCARE CORPORATION

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

Self-pay accounts pose significant collectibility problems. At both March 31, 2005 and December 31, 2004, approximately 8% of our net accounts receivable related to continuing operations are due from self-pay patients. The majority of our provision for doubtful accounts relates to self-pay patients. We are taking multiple actions in an effort to mitigate the effect on us of the rapid growth in uninsured patients and the related economic impact. These initiatives include conducting detailed reviews of intake procedures in hospitals facing the greatest pressures, and enhancing and updating intake best practices for all of our hospitals. Hospital-specific reports detailing collection rates by type of patient were developed to help the hospital management teams better identify areas of vulnerability and opportunities for improvement. Also, we have completely redesigned our self-pay collection workflows, enhanced technology and improved staff training to increase collections.

Over the longer term, several other initiatives we have previously announced and begun to implement should also help address this emerging challenge. For example, our Compact, which is discussed in Note 1 to the Condensed Consolidated Financial Statements, is enabling us to offer lower rates to uninsured patients who historically have been charged standard gross charges.

We provide care without charge to patients who meet certain financial or economic criteria, and we discount the amount of gross charges whereby the amount billed is substantially lower than our established charges. Our policy is to not pursue collection of amounts determined to qualify as charity care; accordingly, we do not report them in net operating revenues or in provision for doubtful accounts. For the three months ended March 31, 2005, gross charges of $155 million in charity and indigent care were excluded from net operating revenues and provision for doubtful accounts compared to $148 million for the same period in 2004.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following two tables show a summary of our net operating revenues, operating expenses and operating income or loss from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31
	2005	2004

Net operating revenues:
General hospitals	$2,442	$2,519
Other operations	57	55
Net operating revenues	2,499	2,574
Operating expenses:
Salaries and benefits	1,124	1,091
Supplies	457	434
Provision for doubtful accounts	158	277
Other operating expenses	534	531
Depreciation	90	90
Amortization	6	5
Impairment and restructuring charges	9	9
Costs of litigation and investigations	8	10
Loss from early extinguishment of debt	15	—
Operating income	$98	$127

	Three Months Ended March 31
	2005	2004
	(% of Net Operating Revenues)

Net operating revenues:
General hospitals	97.7%	97.9%
Other operations	2.3%	2.1%
Net operating revenues	100.0%	100.0%
Operating expenses:
Salaries and benefits	45.0%	42.4%
Supplies	18.3%	16.9%
Provision for doubtful accounts	6.3%	10.8%
Other operating expenses	21.4%	20.6%
Depreciation	3.6%	3.5%
Amortization	0.2%	0.2%
Impairment and restructuring charges	0.4%	0.3%
Costs of litigation and investigations	0.3%	0.4%
Loss from early extinguishment of debt	0.6%	—%
Operating income	3.9%	4.9%

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

Net operating revenues from our other operations were $57 million and $55 million for the three months ended March 31, 2005 and 2004, respectively.  As we continue to focus on our general hospital operations, the revenue attributable to our other operations may decrease.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below shows certain selected historical operating statistics for our continuing general hospitals:

	Three Months Ended March 31
	2005	2004	Increase (Decrease)
	(Dollars in Millions, Except Per Patient Day, Per Admission and Per Visit Amounts)

Net inpatient revenues(2)	$1,699	$1,704	(0.3)%
Net outpatient revenues(2)	$709	$779	(9.0)%
Number of general hospitals (at end of period)	69	67	2	(1)
Licensed beds (at end of period)	17,941	17,770	1.0%
Average licensed beds	17,924	17,770	0.9%
Utilization of licensed beds(5)	57.9%	58.4%	(0.5	)% (1)
Patient days	934,203	943,597	(1.0)%
Equivalent patient days(4)	1,291,165	1,297,396	(0.5)%
Net inpatient revenue per patient day	$1,819	$1,806	0.7%
Admissions(3)	178,458	179,459	(0.6)%
Equivalent admissions(4)	248,225	248,361	(0.1)%
Net inpatient revenue per admission	$9,521	$9,495	0.3%
Average length of stay (days)	5.2	5.3	(0.1	)(1)
Surgeries	123,101	126,288	(2.5)%
Net outpatient revenue per visit	$515	$513	0.4%
Outpatient visits	1,376,156	1,517,078	(9.3)%

(1)          The change is the difference between 2005 and 2004 amounts shown.

(2)          Net inpatient revenues and net outpatient revenues are components of net operating revenues.

(3)          Self-pay admissions represented 3.5% and 3.2% of total admissions for the three months ended March 31, 2005 and 2004, respectively.

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

The table below shows certain selected historical operating statistics for our continuing general hospitals on a same-hospital basis as of March 31, 2005 (these statistics exclude two general hospitals, Centennial Medical Center and St. Francis Hospital—Bartlett, which both opened in 2004):

	Three Months Ended March 31
	2005	2004	Increase (Decrease)
	(Dollars in Millions, Except Per Patient Day, Per Admission and Per Visit Amounts)

Net inpatient revenues	$1,688	$1,704	(0.9)%
Net outpatient revenues	$699	$779	(10.3)%
Number of general hospitals (at end of period)	67	67	—	(1)
Average licensed beds	17,713	17,770	(0.3)%
Patient days	928,388	943,597	(1.6)%
Net inpatient revenue per patient day	$1,818	$1,806	0.7%
Admissions	177,261	179,459	(1.2)%
Net inpatient revenue per admission	$9,523	$9,495	0.3%
Average length of stay (days)	5.2	5.3	(0.1	)(1)
Net outpatient revenue per visit	$512	$513	(0.2)%
Outpatient visits	1,364,012	1,517,078	(10.1)%

REVENUES

During the three months ended March 31, 2005, we reported net operating revenues from continuing operations of $2.5 billion compared to $2.6 billion in the three months ended March 31, 2004.  Outpatient visits, patient days and admissions

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

from our continuing general hospitals were lower during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 by 9.3%, 1.0% and 0.6%, respectively. We believe the following factors are contributing to the decline in our inpatient and outpatient volume levels: (a) loss of volume to competing health care providers, (b) physician recruitment, retention and attrition, (c) managed care contract negotiations or terminations and (d) negative publicity about us as a result of lawsuits and government investigations, which impacts our relationships with physicians and patients. Our inpatient and outpatient volume levels were also impacted by the sale or closure of certain home health agencies, hospices, clinics, and skilled nursing and rehabilitation units beginning in the second quarter of 2004.

Net inpatient revenue during the three months ended March 31, 2005, on an overall basis, declined slightly (0.3%) compared to the same period in 2004; this change was attributable to various positive and negative factors that essentially offset each other. Net inpatient revenue per admission during the three months ended March 31, 2005 compared to the prior year period increased 0.3% and net inpatient revenue per patient day was up 0.7%. Net inpatient Medicare and Medicaid revenue increased during the three months ended March 31, 2005 compared to the prior year period, while indemnity, self-pay and other net inpatient revenue decreased due to approximately $80 million in discounts recorded on inpatient self-pay accounts under the Compact. Under the Compact, the discount offered to uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time self-pay accounts are recorded, as more fully described in Note 1 to the Condensed Consolidated Financial Statements. Since the implementation of the Compact beginning in the second quarter of 2004, our self-pay revenue per patient day and per admission has decreased, reflecting the additional discounts recognized. Adjustments for cost report valuation allowances and prior-year cost report settlements related to Medicare and Medicaid decreased total revenues in the quarter ended March 31, 2005 and 2004 by $1 million and $16 million, respectively.

Net inpatient revenues were also negatively impacted by a slight decline in our managed care revenue. We have seen a shift starting in 2004 in our managed care patient mix towards managed care plans with lower levels of reimbursement. This trend includes (1) a shift towards more national payers whose contract terms generate lower yields than national averages, and (2) a greater mix within our managed care volume of patients who have selected managed care Medicare and Medicaid insurance plans, which generate a lower yield than commercial managed care plans. It has been our objective to modify payment methodologies with key payers to reflect a more predictable yield, which is less dependent on stop-loss payments, with stronger increases in base rates. Specifically, stop-loss revenue has declined due to conversion of payment methodologies during contract negotiations. Managed care stop-loss payments decreased to approximately $120 million during the three months ended March 31, 2005 from approximately $152 million during the three months ended March 31, 2004.

Net outpatient revenues decreased approximately $70 million or 9.0% during the three months ended March 31, 2005 compared to the same period last year. Net outpatient revenues were also negatively impacted by the implementation of the Compact. During the three months ended March 31, 2005, approximately $75 million in discounts were recorded on outpatient self-pay accounts under the Compact. As previously mentioned, outpatient visits also decreased 9.3% compared to the prior year period due primarily to the sale or closure of certain home health agencies, hospices and clinics beginning in the second quarter of 2004. These businesses typically generate lower revenue per visit amounts than other outpatient services, so this decrease had a smaller proportional percentage impact on net outpatient revenue per visit than on outpatient visits.

SALARIES AND BENEFITS

Salaries and benefits expense as a percentage of net operating revenue was 45.0% and 42.4% for the three months ended March 31, 2005 and 2004, respectively. The increases in salaries and benefits expense during these periods can be attributed to the wage and benefit pressures created by the current nursing shortage in many of our markets, state-mandated nurse-staffing ratios, standard merit increases for our employees, increased health and other benefit costs, increased labor union activity at certain of our hospitals, and our lower net operating revenues in 2005, which was due in part to the discounting of self-pay accounts under the Compact, described above, and lower volume levels. In particular, a decline in patient volumes that reduces net operating revenues increases the percentage as a result of certain fixed staffing costs that are not reduced when volumes decrease.

We have experienced and expect to continue to experience significant wage and benefit pressures created by the nursing shortages throughout the country. In addition, approximately 17% of our employees were represented by labor unions as of March 31, 2005. On March 15, 2005, certain employees of Parkway Regional Medical Center elected the Service Employees International Union (“SEIU”) as their collective bargaining representative.  This hospital is one of the two hospitals in Florida covered by our agreement with the SEIU that provides a framework for prenegotiated salaries and benefits and ensures minimal impact on and disruption to patient care.  As union activity increases at our hospitals, our salaries and benefits expense is likely to

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increase more rapidly than our net operating revenues. In the second and third quarters of 2005, labor union contracts at five hospitals in Pennsylvania and California, representing 2% of our employees, will expire, but we do not expect renegotiations to have a material adverse affect on our results of operations.

Labor costs remain a significant cost pressure facing us as well as the health care industry in general.  The national nursing shortage continues and remains more serious in key specialties and in certain geographic areas than others, including several areas in which we operate hospitals.  This has increased labor costs for nursing personnel. In addition, state-mandated nurse-staffing ratios in California have not only increased our labor costs, but may also adversely affect net operating revenues due to volume limitations if the required number of nurses are unavailable.  In March 2005, increases to California’s state-mandated nurse-staffing ratios went into effect as provided by the original statute.  The vast majority of hospitals in California, including our hospitals, are not at all times meeting these ratios.  We have, however, gradually improved our monthly compliance and expect that our compliance levels will continue to improve throughout our California hospitals in 2005.

SUPPLIES

Supplies expense as a percentage of net operating revenue was 18.3% and 16.9% for the three months ended March 31, 2005 and 2004, respectively. The increase in supplies expense was primarily attributable to higher orthopedic, pharmaceutical, pacemaker and implants supply costs. In many cases, the higher costs are associated with new products or technology used to provide a higher quality of care to our patients.  In addition, further contributing to the percentage increase was the decline in net operating revenues due to discounting of self-pay accounts under the Compact described above.

We strive to control supplies expense through product standardization, contract compliance, improved utilization, and operational improvements that should minimize waste. The items of current cost reduction focus include cardiac stents and pacemakers, orthopedic implants and high-cost pharmaceuticals. We also utilize the group-purchasing and supplies-management services of Broadlane, Inc., a company in which we currently hold a 46% interest. Broadlane offers group-purchasing procurement strategy, outsourcing and e-commerce services to the health care industry.

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts as a percentage of net operating revenue was 6.3% and 10.8% for the three months ended March 31, 2005 and 2004, respectively.

The decrease in the provision for doubtful accounts during the three months ended March 31, 2005 and 2004 was primarily attributable to implementation of the Compact. By offering managed care-style discounts, we are charging the uninsured more affordable rates, whereby, they may be better able to meet their financial obligations to pay for services we provide them. The discounts recorded as contractual allowances during the three months ended March 31, 2005 were approximately $155 million. However, we do not expect the Compact to have a material effect on the net economic impact of treating self-pay patients. Prior to implementing the Compact, a large portion of these discounts would have been recorded as provision for doubtful accounts. The majority of our provision for doubtful accounts still relates to self-pay patients.  Collection of accounts receivable has been a key area of focus, particularly over the past two years, as we have experienced adverse changes in our business mix. Our current estimated collection rate on self-pay accounts is approximately 16%, including collections from point-of-service through collections by our in-house collection agency or external collection vendors.

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

As of March 31, 2005, we had a cumulative total of patient account assignments dating back at least three years or older of approximately $4.2 billion related to our continuing operations being pursued by our in-house and outside collection agencies or vendors. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts in collection is determined based on our historical experience and recorded in accounts receivable.

The provision for doubtful accounts in the quarter ended March 31, 2005 was also slightly lower than our past several quarters due in part to improved collections, which resulted in accounts receivable days outstanding (“AR Days”) from continuing

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

operations decreasing to 55 days at March 31, 2005, compared to 57 days at December 31, 2004. AR Days at March 31, 2005 is within our target of below 60 days. This amount is calculated as our accounts receivable from continuing operations on that date divided by our revenue from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

We manage our provision for doubtful accounts using hospital specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections and (3) accounts receivable aging. The following tables present the approximate aging by payer of our continuing operations’ net accounts receivable of $1.623 billion and $1.605 billion, excluding cost report settlements and valuation allowances of $104 million and $118 million, at March 31, 2005 and December 31, 2004, respectively:

	March 31, 2005
	Medicare	Medicaid	Managed Care	Indemnity, Self Pay and Other	Total
0-60 days	97%	69%	72%	45%	70%
61-120 days	2%	19%	16%	17%	15%
121-180 days	1%	12%	7%	8%	7%
Over 180 days	—%	—%	5%	30%	8%
Total	100%	100%	100%	100%	100%

	December 31, 2004
	Medicare	Medicaid	Managed Care	Indemnity, Self Pay and Other	Total
0-60 days	93%	64%	74%	47%	72%
61-120 days	6%	23%	15%	18%	15%
121-180 days	1%	13%	7%	9%	7%
Over 180 days	—%	—%	4%	26%	6%
Total	100%	100%	100%	100%	100%

Patient advocates from our Medical Eligibility Program (“MEP”) screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs.  Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under our MEP, with appropriate contractual allowances recorded.  Based on recent trends, approximately 77% of all accounts in our MEP are ultimately approved for benefits under a government program such as Medicaid.

The following table shows the approximate amount of net accounts receivable classified as Medicaid pending, still awaiting determination of eligibility at March 31, 2005 and December 31, 2004, by aging category:

	March 31, 2005	December 31, 2004
0-60 days	$69	$48
61-120 days	31	26
121-180 days	14	13
Over 180 days(1)	—	—
Total	$114	$87

(1)          Includes accounts receivable of $20 million at both March 31, 2005 and December 31, 2004 that are fully reserved.

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

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

our hospitals. We have redesigned our self-pay collection workflows, enhanced technology and improved staff training to increase collections.

Our implementation of our previously announced three-year plan to consolidate billing and collection activities, which was modified in February 2004 to exclude certain hospitals that already have equally effective hospital-based business office operations, is substantially complete and includes approximately 78% of our continuing general hospitals. We are beginning to experience improved performance from this initiative and anticipate continued improvement with enhanced efficiencies. We also continue to benchmark the performance of the regional business offices with the performance of the hospital-based business offices to determine the need for additional consolidation of collection activities. In addition, our previously announced initiative to standardize patient accounting systems is substantially complete and should allow us to obtain better operational data at a consolidated level, and provide us with tools to more quickly diagnose and address business mix shifts.

OTHER OPERATING EXPENSES

Included in other operating expenses is malpractice expense of $52 million and $62 million for the three months ended March 31, 2005 and 2004, respectively. The decrease in 2005 reflects the decrease in our patient volumes and a slight increase in the discount rate used to estimate the discounted present value of our malpractice reserves. Also included in the 2005 period is a net gain of $6 million from the sale of certain home health agencies.

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL AND RESTRUCTURING CHARGES

During both the three months ended March 31, 2005 and 2004, we recorded restructuring charges of $9 million. See Note 4 to the Condensed Consolidated Financial Statements for additional detail of these charges and related liabilities.

Based on future financial trends and the possible impact of negative trends on our future outlook, further impairments of long-lived assets and goodwill may occur, and we will incur additional restructuring charges.

COSTS OF LITIGATION AND INVESTIGATIONS

Costs of litigation and investigations in continuing operations for the three months ended March 31, 2005 and 2004 were $8 million and $10 million, respectively, and consisted primarily of costs to defend ourselves in various lawsuits (see Note 10 to the Condensed Consolidated Financial Statements).

LOSS FROM EARLY EXTINGUISHMENT OF DEBT

In connection with the early redemption of senior notes in February 2005, we recorded a $15 million loss on extinguishment of debt, representing premiums paid and the write-off of unamortized debt issuance costs.

OPERATING INCOME

Operating expenses were 96.1% of net operating revenues in the three months ended March 31, 2005, compared to 95.1% the same period in 2004. Lower net operating revenues, higher salaries and benefits expense, supply costs and loss from early extinguishment of debt, were partially offset by a lower provision for doubtful accounts, malpractice expense and costs of litigation and investigations.

INTEREST EXPENSE

The increase in interest expense to $101 million for the three months ended March 31, 2005 compared to $77 million for the same period in 2004 was largely attributable to the issuance of $1 billion and $800 million of senior notes in June 2004 and January 2005, respectively, and the partial use of the proceeds to retire lower rate debt with maturity dates in 2006 and 2007. (See Note 5 to the Condensed Consolidated Financial Statements.)

INCOME TAX BENEFIT (EXPENSE)

The tax benefit of $17 million for the three months ended March 31, 2005 includes a $22 million reduction in the valuation allowance against deferred tax assets.  We established a valuation allowance in the fourth quarter of 2004 as a result of

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

assessing the realization of our deferred tax assets based on the fact that we incurred significant impairment charges, legal settlements and continued adverse results of operations, combined with having a cumulative loss for the three-year period ended December 31, 2004, which is considered “negative evidence” under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). We concluded that, as a result of this negative evidence, SFAS 109 precludes us from relying upon our forecasts of future income for the purpose of supporting the realization of the deferred tax assets under the more likely than not standard. (See Note 15 to the Consolidated Financial Statements included in the Annual Report.) The remaining tax expense primarily represents state income taxes and increases in tax contingency reserves.

PRO FORMA INFORMATION

In light of the phase-in of the discounts for uninsured patients under the Compact beginning in the second quarter of 2004, we are supplementing certain historical information with information presented on a pro forma basis as if we had not implemented the discounts under the Compact during the periods indicated. This information includes numerical measures of our historical performance that have the effect of depicting such measures of financial performance differently from that presented in our Condensed Consolidated Financial Statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and that are defined under SEC rules as “non-GAAP financial measures.” We believe that the information presented on this pro forma basis is important to our shareholders in order to show the effect that these items had on elements of our historical results of operations and provide important insight into our operations in terms of other underlying business trends, without necessarily estimating or suggesting their effect on our future results of operations. This supplemental information has inherent limitations because discounts under the Compact during the period ended March 31, 2005 are not indicative of future periods. We compensate for these inherent limitations by also utilizing comparable GAAP measures. In spite of the limitations, we find the supplemental information useful to the extent it better enables us and our investors to evaluate bad debt trends and other expenses, and we believe the consistent use of this supplemental information provides us and our investors with reliable period-to-period comparisons. Costs in our business are largely influenced by volumes and thus are generally analyzed as a percent of net operating revenues, so we provide this additional analytical information to better enable investors to measure expense categories between periods. Based on requests by certain shareholders, we believe that our investors find these non-GAAP measures useful as well.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below illustrates certain actual operating expenses as a percent of net operating revenues, net inpatient revenue per admission and net outpatient revenue per visit for the three months ended March 31, 2005, as if we had not implemented the discounts under the Compact during the period indicated. The table also illustrates same-hospital (excludes two general hospitals, Centennial Medical Center and St. Francis Hospital—Bartlett, which both opened in 2004) net inpatient revenue per admission and same-hospital net outpatient revenue per visit adjusted as described above for the three months ended March 31, 2005. The table includes reconciliations of GAAP measures to non-GAAP measures. Investors are encouraged, however, to use GAAP measures when evaluating our financial performance.

	Three months ended March 31, 2005
	GAAP Amounts	Compact Adjustments	Non-GAAP Amounts
	(Dollars in Millions, Except Per Admission and Per Visit Amounts)

Net operating revenues	$2,499	$155	$2,654
Operating expenses:
Salaries and benefits	1,124	—	1,124
Supplies	457	—	457
Provision for doubtful accounts	158	143	301
Other operating expenses	534	—	534

As a percent of net operating revenues
Net operating revenues	100.0%		100.0%
Operating expenses:
Salaries and benefits	45.0%		42.3%
Supplies	18.3%		17.2%
Provision for doubtful accounts	6.3%		11.3%
Other operating expenses	21.4%		20.1%

Continuing general hospitals
Net inpatient revenue	$1,699	$80	$1,779
Net outpatient revenue	$709	$75	$784
Admissions	178,458		178,458
Outpatient visits	1,376,156		1,376,156
Net inpatient revenue per admission	$9,521	$448	$9,969
Net outpatient revenue per visit	$515	$54	$569

Same-hospital
Net inpatient revenue	$1,688	$80	$1,768
Net outpatient revenue	$699	$75	$774
Admissions	177,261		177,261
Outpatient visits	1,364,012		1,364,012
Net inpatient revenue per admission	$9,523	$451	$9,974
Net outpatient revenue per visit	$512	$55	$567

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

Our obligations to make future cash payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees and standby letters of credit, are summarized in the table below, as of March 31, 2005:

		Years ending December 31					Later Years
	Total	2005	2006	2007	2008	2009
Long-term debt	$4,883	$17	$2	$2	$1	$—	$4,861
Capital lease obligations	28	2	2	20	1	1	2
Long-term non-cancelable operating leases	688	121	151	136	113	60	107
Standby letters of credit and guarantees	273	227	11	9	8	6	12
Purchase commitments	419	411	2	1	1	1	3
Total	$6,291	$778	$168	$168	$124	$68	$4,985

Our capital expenditures primarily relate to the design and construction of new buildings, expansion and renovation of existing facilities, including amounts to comply with applicable laws and regulations, equipment and systems additions and replacements, introduction of new medical technologies and various other capital improvements.

Capital expenditures were $96 million and $114 million in the three months ended March 31, 2005 and 2004, respectively. Included in capital expenditures are costs related to the construction of new hospitals of $27 million in 2004.

We anticipate that our capital expenditures for the year ending December 31, 2005 will be approximately $500 million. These capital expenditures include approximately $7 million in 2005 of the estimated $300 million required to meet the California seismic requirements by 2012 for the remaining California facilities after all planned divestitures.

Interest payments, net of capitalized interest, were $94 million and $53 million in the three months ended March 31, 2005 and 2004, respectively. We anticipate that our interest payments for the year ending December 31, 2005 will be approximately $400 million.

Income tax payments, net of refunds received, was a net refund of $537 million in the three months ended March 31, 2005 and a net payment of $25 million in the three months ended March 31, 2004.

We are currently involved in significant investigations and legal proceedings. (See Part II, Item 1, Legal Proceedings, for a description of these matters.) Although we cannot presently determine the timing or the amounts of any potential liabilities resulting from the ultimate resolutions of these investigations and lawsuits, we will incur significant costs in defending them and their outcomes could have a material adverse effect on our liquidity, financial position and results of operations.

SOURCES AND USES OF CASH

Our liquidity for the three months ended March 31, 2005 was derived primarily from proceeds from the sale of new senior notes, income tax refunds and unrestricted cash on hand. For the three months ended March 31, 2004, our liquidity was derived primarily from the sales of facilities and unrestricted cash on hand.

During the three months ended March 31, 2005, cash generated by our operating activities was $516 million. The primary contributor was the income tax refund, which approximated $537 million in total. Net cash used by operating activities for the three months ended March 31, 2004 was $59 million. The improvement in cash used by operations, after considering the income tax refund, is due primarily to a $163 million payment of a litigation settlement to a former executive of the Company in the first quarter of 2004.

Cash proceeds from the sale of new senior notes were $773 million in the three months ended March 31, 2005. We used a portion of the proceeds for the early redemption of our remaining $400 million aggregate principal amount outstanding on our senior notes due in 2006 and 2007, and the balance of the proceeds for general corporate purposes.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Proceeds from the sales of facilities during the three months ended March 31, 2005 and 2004 aggregated $71 million and $63 million, respectively. The liquidation of working capital from hospital sales in 2004, anticipated sales proceeds and the liquidation of working capital from hospital sales anticipated to be completed during 2005 and any tax benefit associated with such sales should further bolster our liquidity.  We recognized the impact of the tax benefit associated with the sales of our hospitals in 2004 by recording the income tax refund received in March 2005.

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

In January 2005, we sold $800 million of 9¼% senior notes in a private placement, and, in February 2005, we used a portion of the proceeds for the early redemption of our remaining $400 million aggregate principal amount of outstanding senior notes due in 2006 and 2007. As a result, we have no significant long-term debt due until December 2011. The maturities of 90% of our long-term debt now fall between December 2011 and January 2015. An additional $450 million of long-term debt is not due until 2031.

On December 31, 2004, we terminated our five-year revolving credit agreement and replaced it with a one-year letter of credit facility. The new facility provides for the issuance of up to $250 million in letters of credit and does not provide for any cash borrowings. The letter of credit facility contains customary affirmative and negative covenants that, among other requirements, limit (1) liens, (2) consolidations, mergers or the sale of all or substantially all assets, (3) subsidiary debt and (4) prepayment of debt. The new facility was initially collateralized by the stock of certain of our subsidiaries and cash equal to 105% of the facility (approximately $263 million reflected as restricted cash on the Condensed Consolidated Balance Sheets); however, in March 2005, we amended the letter of credit facility to provide for the release of liens on the stock of our subsidiaries any time after April 15, 2005, at our request, provided no default exists.  On April 19, 2005, the stock certificates were returned to us, and subsequently, termination notices for all liens were submitted to each state where liens were filed and are pending confirmation.  In accordance with the amendment, the termination date of the letter of credit facility was extended from December 31, 2005 to June 30, 2006.  From time to time, we expect to engage in various capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. (See Note 5 to the Condensed Consolidated Financial Statements.)

We are currently in compliance with all covenants under our letter of credit facility and the indentures governing our senior notes.

At March 31, 2005, we had approximately $216 million of letters of credit outstanding under the letter of credit facility, which was fully collateralized by $263 million of restricted cash. We had approximately $1.5 billion in unrestricted cash and cash equivalents on hand at March 31, 2005.

LIQUIDITY

We believe that existing unrestricted cash and cash equivalents on hand, future cash provided by operating activities,  the remaining sales of facilities and, depending on capital market conditions, other borrowings should be adequate to meet known debt service requirements. It should also be adequate to finance planned capital expenditures and other presently known operating needs. However, our cash needs could be materially affected by the various uncertainties discussed in this and other sections and the impact of potential judgments and settlements addressed in Part I, Item 3, Legal Proceedings of our Annual Report, as well as changes in our results of operations.

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

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $273 million of standby letters of credit and guarantees as of March 31, 2005 (shown in the cash requirements table above). The letters of credit are collateralized by $263 million of restricted cash.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 13 of our Condensed Consolidated Financial Statements included in this report for a discussion of the impact of recently issued accounting standards.

TENET HEALTHCARE CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the issuance and early redemption of senior notes in January and February 2005, as previously discussed in this report and reflected in the table below, there were no material changes in the quantitative and qualitative disclosures about market risk presented in our Annual Report.

	Maturity Date, Year ending December 31
	2005	2006	2007	2008	2009	Thereafter	Total
Fixed-rate long-term debt	$19	$4	$22	$2	$1	$4,863	$4,911
Average interest rates	5.62%	5.62%	5.62%	5.62%	5.62%	8.12%	8.10%

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

TENET HEALTHCARE CORPORATION

PART II.

ITEM 1. LEGAL PROCEEDINGS

During the past several years, Tenet and our subsidiaries have been subject to a significant number of claims and lawsuits. Some of these matters have recently been resolved, as described below and in our Annual Report on Form 10-K for the year ended December 31, 2004 (“Annual Report”). During the past several years, we also became the subject of federal and state agencies’ civil and criminal investigations and enforcement efforts, and received subpoenas and other requests from those agencies for information relating to a variety of subjects. While we cannot predict the likelihood of future claims or inquiries, we expect that new matters may be initiated against us from time to time.

The results of claims, lawsuits and investigations cannot be predicted, and it is possible that the ultimate resolution of these matters, individually or in the aggregate, may have a material adverse effect on our business (both in the near and long term), financial position, results of operations or cash flows.

We recognize that, where appropriate, our interests may be best served by resolving certain matters without litigation. To that end, we have been and continue to be engaged in general discussions with federal law enforcement agencies regarding the possibility of reaching a non-litigated resolution of certain outstanding issues with the federal government. We are not able to predict whether such a resolution will in fact occur on any terms, project a timeline for resolution or quantify the economic impact of any non-litigated resolution; therefore, we have not recorded reserves for such a resolution. However, if we do reach a non-litigated resolution, it is possible that the resolution could be significant and may require us to incur additional debt or other financing. We do not expect to enter into any settlement unless funding for it can be arranged without jeopardizing the liquidity of the Company. If a non-litigated resolution does not occur, we will continue to defend ourselves vigorously against claims and lawsuits. As stated above, any resolution of significant claims against us, whether as a result of litigation or negotiation, could have a material adverse impact on our business, liquidity, financial position or results of operations.

We refer you to Part I, Item 3, Legal Proceedings, of our Annual Report for a description of currently pending legal proceedings and investigations that are not in the ordinary course of business. Since we filed the Annual Report, material developments, as described below, occurred in the following matters. For additional information, see Note 10 to the Condensed Consolidated Financial Statements included in this report. We undertake no obligation to update the following disclosures for any new developments.

United States v. Weinbaum, Tenet HealthSystem Hospitals, Inc. and Alvarado Hospital Medical Center, Inc., Case No. 03CR1587L (U.S. District Court for the Southern District of California)

After a federal grand jury indictment, Alvarado Hospital Medical Center, Inc. (a hospital owned by one of our subsidiaries and located in San Diego, California), Tenet HealthSystem Hospitals, Inc. (the legal entity that was doing business as Alvarado Hospital Medical Center during some of the period of time covered by the indictment), Barry Weinbaum (the former chief executive officer of Alvarado Hospital Medical Center) and Mina Nazaryan (the hospital’s former director of business development) were put on trial in San Diego for allegedly illegal use of physician relocation, recruitment and consulting agreements. The defendants were charged with conspiracy to violate the federal anti-kickback statute and 19 substantive counts of paying illegal remunerations. Additionally, Ms. Nazaryan was charged with one count of obstruction of a health care offense investigation, two counts of witness tampering and four counts of filing a false tax return.

Prior to trial, all of the defendants pleaded not guilty. Trial proceedings commenced on October 20, 2004 in U.S. District Court. In January 2005, Ms. Nazaryan entered into a plea agreement with the U.S. Attorney for the Southern District of California to plead guilty to one count of conspiracy. The other counts against Ms. Nazaryan were dismissed as part of her plea agreement. At the conclusion of the prosecution’s case-in-chief, the defendants filed a Rule 29 Motion for Judgment of Acquittal. The defendants then rested. On February 17, 2005, the trial judge declared a mistrial after the members of the jury indicated that they were unable to reach a verdict in the case. At a subsequent hearing, the judge set an initial date of March 29, 2005 to commence a second trial in the matter, but since that time he has informed the parties that trial will commence on May 3, 2005. In early March 2005, the court entered an order granting defendants’ Rule 29 Motion on two specific counts alleging payment of illegal remunerations in violation of the federal anti-kickback statute, but denied the motion on the conspiracy charge and 17 other specific counts. If convicted following a second trial, the two defendant subsidiaries could be subject to monetary penalties and exclusion from participation in the Medicare program and other federal and state health care programs.

TENET HEALTHCARE CORPORATION

LEGAL PROCEEDINGS

Memphis Investigation

On April 28, 2005, we received a subpoena from the U.S. Attorney’s Office in Memphis, Tennessee requesting documents concerning physician relocation agreements entered into since January 1, 1999 at St. Francis Hospital in Memphis.  We are cooperating with the government with respect to this matter.

Pricing Litigation

We have been sued in class action lawsuits in a number of states regarding the pricing of pharmaceuticals and other products and services at hospitals currently or formerly operated by our subsidiaries. The cases have been brought primarily on behalf of uninsured patients, who were billed at the hospitals’ undiscounted gross charge rates. While the specific allegations and relief sought vary from case to case, the plaintiffs generally allege violations of state consumer protection statutes, breach of contract and other state law claims, and seek to enjoin us from continuing the alleged unfair pricing practices and to recover all sums obtained by those practices, including compensatory and punitive damages, restitution, and attorneys’ fees and costs. At March 31, 2005, we had an accrual of $30 million, recorded in prior periods, as a minimum liability to address the potential resolution of these cases.

In California, 13 actions were coordinated into one proceeding entitled Tenet Healthcare Cases II, J.C.C.P. No. 4289, now pending in the Los Angeles County Superior Court. In connection with the California action, on March 14, 2005, we received preliminary court approval of a settlement that should be nationwide in effect. As part of the settlement, we have made no admission of wrongdoing and we continue to vigorously deny the allegations made by plaintiffs in these actions. The settlement has two primary components: (1) injunctive relief governing our conduct prospectively for a period of four years, and (2) retrospective relief, including restitution and discounting of outstanding unpaid bills, for covered patients who were treated at our hospitals during the settlement class period (June 15, 1999 to December 31, 2004). We have also agreed to make a $4 million charitable contribution to a health-care-related charity specified by plaintiffs’ counsel.

We may terminate the settlement if more than one thousand members of the settlement class opt not to participate in the settlement or if the court does not certify a nationwide settlement class. The settlement is subject to other conditions, including final court approval following completion of a fairness hearing and any appeals therefrom. At the fairness hearing, which is scheduled to take place on August 5, 2005, settlement class members may object to the fairness, adequacy and reasonableness of the settlement. Written objections to the settlement are due to be filed by June 10, 2005. At this time, there can be no assurance that the conditions of the settlement will be satisfied or that the settlement will receive final court approval.

In addition to the California coordinated cases, similar class actions have been filed in Tennessee, Louisiana, Florida, South Carolina, Pennsylvania, Texas, Missouri and Alabama. If a nationwide settlement is approved by the California court and given full faith and credit in each of these states, these actions should be subject to dismissal. We have filed or plan to file a request for a stay of each of these cases pending final approval of the settlement in the California action. Those cases that are not stayed will move forward.

State of Florida, Office of the Attorney, Department of Legal Issues, et al. v. Tenet Healthcare Corporation, Case No. 05-20591-CIV (U.S. District Court for the Southern District of Florida, filed March 2, 2005)

The Attorney General of the State of Florida and 13 Florida county hospital districts, health care systems and non-profit corporations filed a civil action in federal district court in Miami on March 2, 2005 alleging that Tenet’s past pricing policies and receipt of Medicare outlier payments violated federal and Florida state Racketeer Influenced and Corrupt Organizations (“RICO”) Acts, causing harm to the plaintiffs. The civil complaint asserts claims of RICO violations and unjust enrichment on behalf of the plaintiff hospital systems. The complaint also asserts a claim for violation of the Florida Deceptive and Unfair Trade Practices Act on behalf of the State of Florida and the plaintiff hospital systems. The complaint seeks unspecified amounts of damages (including treble damages under RICO), restitution and disgorgement. We were served with this suit on March 4, 2005. We are vigorously defending the Company in this matter, and filed a motion to dismiss the case on April 8, 2005.

TENET HEALTHCARE CORPORATION

LEGAL PROCEEDINGS

Boca Raton Community Hospital, Inc. v. Tenet Healthcare Corporation, Case No. 05-80183-CIV (U.S. District Court for the Southern District of Florida, filed March 2, 2005)

Plaintiff filed this civil action in federal district court in Miami on March 2, 2005 on behalf of itself and a purported class consisting of most of the acute care hospitals in the United States, alleging that Tenet’s past pricing policies and receipt of Medicare outlier payments violated the federal RICO Act, causing harm to plaintiffs.  The civil complaint asserts claims of RICO violations, as well as claims of fraud, unjust enrichment and violation of the California Unfair Competition Law.  The complaint seeks unspecified amounts of damages (including treble damages under RICO), restitution, disgorgement and punitive damages. We were served with this suit on March 2, 2005. We are vigorously defending the Company in this matter, and filed a motion to dismiss the case on April 8, 2005.

SEC Investigation

The Securities and Exchange Commission initiated a formal investigation of Tenet and certain of our current and former directors and officers, whom the SEC did not specifically identify, by order dated April 22, 2003. The confidential investigation concerns whether our disclosures in our financial reports relating to Medicare outlier reimbursements and stop-loss payments under managed care contracts were misleading or otherwise inadequate, and whether there was any improper trading in our securities by certain of our current and former directors and officers. The SEC served a series of document requests and subpoenas for testimony on Tenet and certain of our current and former employees, officers and directors, as well as our independent auditors. The securities law provisions implicated in the investigation include Section 17(a) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934, Rules 12b-20, 13a-1 and 13a-13 under the Exchange Act, and regulations associated with those statutes and rules.

On April 27, 2005, we announced that we had received a “Wells Notice” from the staff of the SEC in connection with the investigation, and that we had been informed that Wells Notices had also been issued to certain former senior executives of the Company who left their positions in 2002 and 2003, including the former chief executive officer, former chief operating officer, former general counsel, former chief financial officer, former chief accounting officer and former senior vice president of government programs. A Wells Notice indicates that the SEC’s staff intends to recommend that the agency bring a civil enforcement action against the recipients for possible violations of federal securities laws. Recipients of Wells Notices have the opportunity to respond before the SEC’s staff makes its formal recommendation on whether any action should be brought. We are continuing to cooperate with the SEC with respect to this matter.

State of California ex rel. John Corapi, et al. v. Tenet Healthcare Corporation, et al. (Superior Court of California, County of Shasta, filed under seal November 5, 2002, First Amended Complaint filed January 25, 2005)

This qui tam action was brought under California Insurance Code Section 1871.7 et seq., which allows “interested persons” to file sealed complaints for allegedly fraudulent billings to private insurers. The complaint generally alleges that false claims for payments were made to private insurers for allegedly medically unnecessary procedures performed at Redding Medical Center (of which we sold certain hospital assets in July 2004). Both the California Department of Insurance and the District Attorney of Shasta County, California have declined to intervene in this action. The action was unsealed in October 2004 and, subsequently, was served on the defendants. The plaintiff filed a first amended complaint on January 25, 2005. On February 1, 2005, the court denied our motion to stay the action until completion of the federal criminal proceedings pending against the individual physician co-defendants, but granted a complete stay to those co-defendants. We filed demurrers (which are similar to motions to dismiss) to plaintiff’s first amended complaint on February 18, 2005, and a hearing on the demurrers took place on April 18, 2005. The court sustained our demurrers, and the plaintiff was given 20 days’ leave to amend his complaint. No discovery has taken place, and no trial date has been set.

Centinela Home Health Care Investigation

On April 13, 2004, we received a voluntary document request from the U.S. Attorney’s Office for the Central District of California that primarily sought information from January 1, 2003 to April 13, 2004 about the relationship between Centinela Hospital Medical Center in Inglewood, California (which we sold in November 2004) and Allied Homecare Consultants Inc., a third-party home health placement service. In April 2005, the U.S. Attorney’s Office advised us that it does not intend to take any action against us in connection with this matter.

TENET HEALTHCARE CORPORATION

LEGAL PROCEEDINGS

Florida Medical Center

On March 24, 2005, the Florida Department of Children and Families (“DCF”) notified our Florida Medical Center hospital in Ft. Lauderdale that DCF had reinstated the hospital’s authority to receive patients under the Baker Act, a Florida state law that governs the involuntary admission of psychiatric patients to a hospital. On February 14, 2005, DCF had suspended the hospital’s authority to receive Baker Act patients.

On March 1, 2005, we received a voluntary request for documents from the Florida Attorney General’s Medicaid Fraud Control Unit (“MFCU”) office in Ft. Lauderdale seeking medical records and billing information for certain Medicaid patients admitted to Florida Medical Center’s psychiatric unit from January 2004 through February 2005, as well as certain information concerning patients admitted to the hospital under the Baker Act. We are cooperating with the Florida MFCU in connection with its review.

Managed Care Insurance Disputes

We recently resolved our disputes with several managed care plans regarding charges at facilities owned by our subsidiaries and the impact of those charges on stop-loss and other payments. In particular, as announced on February 14, 2005, we resolved a payment dispute involving our California hospitals by entering into a settlement agreement with Health Net, Inc. We and our subsidiaries continue to be engaged in disputes with managed care plans, although our charges and their influence on contract provisions are less frequently the focus of these disputes. For the most part, we believe the issues raised in these contract interpretation and rate disputes are commonly encountered by other providers in the health care industry.

TENET HEALTHCARE CORPORATION

ITEM 6. EXHIBITS

(4)                                  Instruments Defining the Rights of Security Holders, Including Indentures

(a)          Eighth Supplemental Indenture, dated as of January 28, 2005, between the Registrant and The Bank of New York, as Trustee, relating to 9 ¼% Senior Notes due 2015 (Incorporated by reference to Exhibit 4(g) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 8, 2005)

(10)                            Material Contracts

(a)          Letter from the Registrant to W. Randolph Smith, dated January 11, 2005 (Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 8, 2005)

(b)         Letter from the Registrant to Robert Shapard, dated February 16, 2005, and Tenet Executive Severance Protection Plan (Robert Shapard) (Incorporated by reference to Exhibit 10(i) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 8, 2005)

(c)          First Amendment to Credit Agreement (One-Year Letter of Credit Facility), dated as of March 16, 2005, among the Registrant, the Subsidiary Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report of Form 8-K dated March 16, 2005, filed March 22, 2005)

(31)                            Rule 13a-14(a)/15d-14(a) Certifications

(a)          Certification of Trevor Fetter, President and Chief Executive Officer

(b)         Certification of Robert S. Shapard, Chief Financial Officer

(32)                            Section 1350 Certifications of Trevor Fetter, President and Chief Executive Officer, and Robert S. Shapard, Chief Financial Officer

TENET HEALTHCARE CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION
(Registrant)

Date: May 2, 2005	By:	/s/ ROBERT S. SHAPARD
Robert S. Shapard
Chief Financial Officer
(Principal Financial Officer)

Date: May 2, 2005	By:	/s/ TIMOTHY L. PULLEN
Timothy L. Pullen
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)