Form 10-Q
period 2005-06-30
TENET HEALTHCARE CORP
filed 2005-09-20
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-7293

TENET HEALTHCARE CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	95-2557091
(State of Incorporation)	(IRS Employer Identification No.)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of July 31, 2005, there were 469,014,010 shares of common stock outstanding.

TENET HEALTHCARE CORPORATION

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Financial Statements	1
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	46
Item 4.	Submission of Matters to a Vote of Security Holders	50
Item 6.	Exhibits	50

i

PART I.

ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

	June 30	December 31
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,594	$654
Restricted cash	263	263
Investments in marketable debt securities	75	117
Accounts receivable, less allowance for doubtful accounts ($642 at June 30, 2005 and $698 at December 31, 2004)	1,506	1,688
Inventories of supplies, at cost	193	188
Income tax receivable	—	530
Deferred income taxes	104	118
Assets held for sale	74	114
Other current assets	321	320
Total current assets	4,130	3,992
Investments and other assets	300	296
Property and equipment, at cost, less accumulated depreciation and amortization ($2,722 at June 30, 2005 and $2,574 at December 31, 2004)	4,849	4,820
Goodwill	800	800
Other intangible assets, at cost, less accumulated amortization ($114 at June 30, 2005 and $101 at December 31, 2004)	180	170
Total assets	$10,259	$10,078

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20	$41
Accounts payable	744	937
Accrued compensation and benefits	412	390
Professional liability reserves	145	137
Accrued interest payable	125	96
Accrued legal settlement costs	128	40
Other current liabilities	415	489
Total current liabilities	1,989	2,130
Long-term debt, net of current portion	4,784	4,395
Professional liability reserves	600	591
Other long-term liabilities and minority interests	858	919
Deferred income taxes	273	311
Total liabilities	8,504	8,346
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 524,638,110 shares issued at June 30, 2005 and 521,132,853 shares issued at December 31, 2004	26	26
Additional paid-in capital	4,174	4,131
Accumulated other comprehensive loss	(12)	(13)
Accumulated deficit	(954)	(930)
Less common stock in treasury, at cost, 55,684,146 shares at June 30, 2005 and 53,896,498 shares at December 31, 2004	(1,479)	(1,482)
Total shareholders’ equity	1,755	1,732
Total liabilities and shareholders’ equity	$10,259	$10,078

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions,

Except Per-Share Amounts

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net operating revenues	$2,421	$2,505	$4,920	$5,079
Operating expenses:
Salaries, wages and benefits	1,114	1,089	2,238	2,180
Supplies	447	425	904	859
Provision for doubtful accounts	153	482	311	759
Other operating expenses	539	587	1,073	1,118
Depreciation	86	90	176	180
Amortization	6	5	12	10
Impairment and restructuring charges (credits)	(4)	21	5	30
Costs of litigation and investigations	11	9	19	19
Loss from early extinguishment of debt	—	5	15	5
Operating income (loss)	69	(208)	167	(81)
Interest expense	(102)	(74)	(203)	(151)
Investment earnings	15	3	24	7
Minority interests	(3)	—	(6)	(5)
Net gain on sales of long-term investments	—	6	—	6
Loss from continuing operations before income taxes	(21)	(273)	(18)	(224)
Income tax benefit	18	103	35	80
Income (loss) from continuing operations	(3)	(170)	17	(144)
Discontinued operations:
Loss from operations of asset group	(17)	(124)	(55)	(206)
Impairment of long-lived assets and goodwill, and restructuring charges	(1)	(269)	(8)	(406)
Net gain on sales of asset group	—	31	22	29
Income tax benefit	—	106	—	179
Loss from discontinued operations	(18)	(256)	(41)	(404)
Net loss	$(21)	$(426)	$(24)	$(548)
Earnings (loss) per common share and common equivalent share
Basic
Continuing operations	$—	$(0.36)	$0.04	$(0.31)
Discontinued operations	(0.04)	(0.55)	(0.09)	(0.87)
	$(0.04)	$(0.91)	$(0.05)	$(1.18)
Diluted
Continuing operations	$—	$(0.36)	$0.04	$(0.31)
Discontinued operations	(0.04)	(0.55)	(0.09)	(0.87)
	$(0.04)	$(0.91)	$(0.05)	$(1.18)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	468,758	465,922	468,403	465,609
Diluted	468,758	465,922	469,635	465,609

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Dollars in Millions

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net loss	$(21)	$(426)	$(24)	$(548)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(2)	—	(4)
Unrealized gains (losses) on securities held as available for sale	1	(1)	—	(1)
Reclassification adjustments for realized (gains) losses included in net loss	—	(5)	1	(4)
Other comprehensive income (loss) before income taxes	1	(8)	1	(9)
Income tax benefit related to items of other comprehensive income (loss)	—	3	—	3
Other comprehensive income (loss)	1	(5)	1	(6)
Comprehensive loss	$(20)	$(431)	$(23)	$(554)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	Six Months Ended June 30
	2005	2004
Net loss	$(24)	$(548)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	188	190
Provision for doubtful accounts	311	759
Deferred income tax expense (benefit)	(38)	(182)
Stock-based compensation charges	26	57
Impairment and restructuring charges	5	30
Loss from early extinguishment of debt	15	5
Pre-tax loss from discontinued operations	41	583
Other items	6	(9)
Increases (decreases) in cash from changes in operating assets and liabilities:
Accounts receivable	(323)	(524)
Inventories and other current assets	(4)	23
Income taxes	541	(136)
Accounts payable, accrued expenses and other current liabilities	(94)	(85)
Other long-term liabilities	15	111
Payments against reserves for restructuring charges and litigation costs and settlements	(42)	(230)
Net cash provided by operating activities from discontinued operations, excluding income taxes	77	41
Net cash provided by operating activities	700	85
Cash flows from investing activities:
Purchases of property and equipment:
Continuing operations	(223)	(174)
Discontinued operations	(1)	(11)
Construction of new hospitals	—	(65)
Net cash released from escrow accounts to fund construction costs	—	76
Proceeds from sales of facilities, long-term investments and other assets	117	190
Other items	(3)	(23)
Net cash used in investing activities	(110)	(7)
Cash flows from financing activities:
Sale of new senior notes	773	954
Repurchases of senior notes	(413)	(450)
Payments of borrowings	(22)	(13)
Proceeds from exercise of stock options	9	2
Other items	3	3
Net cash provided by financing activities	350	496
Net increase in cash and cash equivalents	940	574
Cash and cash equivalents at beginning of period	654	619
Cash and cash equivalents at end of period	$1,594	$1,193
Supplemental disclosures:
Interest paid, net of capitalized interest	$(161)	$(137)
Income tax refunds received (payments made), net	$535	$(53)

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

We are an investor-owned health care services company whose subsidiaries and affiliates (collectively, “subsidiaries”) operate general hospitals and related health care facilities, and hold investments in other companies (including health care companies). At June 30, 2005, our subsidiaries operated 74 general hospitals, including five hospitals that are part of discontinued operations not yet divested, serving urban and rural communities in 13 states. We also owned or operated various related health care facilities, including a small number of rehabilitation hospitals, a specialty hospital, skilled nursing facilities and medical office buildings—all of which are located on, or nearby, one of our general hospital campuses; and physician practices, captive insurance companies and various other ancillary health care businesses (including outpatient surgery centers and occupational and rural health care clinics).

Certain prior-period balances in the accompanying Condensed Consolidated Financial Statements have been reclassified to conform to the current period’s presentation of financial information. These reclassifications for discontinued operations as described in Note 3 have no impact on total assets, liabilities, shareholders’ equity, net loss or cash flows. Unless otherwise indicated, all financial and statistical information included herein relates to our continuing operations, with dollar amounts expressed in millions (except per-share amounts).

Although the Condensed Consolidated Financial Statements and related footnotes within this document are unaudited, we believe all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America, we must use estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements and accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base the estimates on historical experience and on assumptions that we believe to be reasonable, given the particular circumstances in which we operate. Actual results may vary from those estimates.

Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year 2005. Reasons for this include, but are not limited to, overall revenue and cost trends, particularly trends in patient accounts receivable collectibility and associated provisions for doubtful accounts; the timing and magnitude of price changes; fluctuations in contractual allowances, including the impact of the discounting components of our Compact with Uninsured Patients (“Compact”); changes in Medicare regulations; Medicaid funding levels set by the states in which we operate; levels of malpractice expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and valuation allowances; the timing and amounts of stock option and restricted stock unit grants to employees, directors and others; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: (1) unemployment levels; (2) the business environment of local communities; (3) the number of uninsured and underinsured individuals in local communities treated at our hospitals; (4) seasonal cycles of illness; (5) climate and weather conditions; (6) physician recruitment, retention and attrition; (7) local health care competitors; (8) managed care contract negotiations or terminations; (9) unfavorable publicity, which impacts relationships with physicians and patients; and (10) factors relating to the timing of elective procedures.  These considerations apply to year-to-year comparisons as well.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2  ALLOWANCE FOR DOUBTFUL ACCOUNTS

During the second quarter of 2004, we modified our process for estimating and writing down self-pay accounts, which include co-payments and deductibles to be made by patients, to their net realizable value.  This change in how we estimate the net realizable value of self-pay accounts, as more fully described in the Annual Report, resulted in a pretax charge of $196 million ($0.26 per share after-tax), which was primarily attributable to the continued increase in numbers of uninsured and underinsured patients.

Also in the second quarter of 2004, we began the implementation of our Compact.  Our Compact is designed to offer managed care-style discounts to most uninsured patients, which enables us to offer lower rates to those patients who historically have been charged standard gross charges. A significant portion of those accounts had previously been written down as provision for doubtful accounts. Under the Compact, the discount offered to uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time the self-pay accounts are recorded, and should reduce our provision for doubtful accounts in the future.  The discounts for uninsured patients were in effect at 57 of our hospitals by June 30, 2005. In June 2005, the Texas Governor signed Senate Bill 500, which allows hospitals to discount the services they provide to self-pay patients. We plan to implement the discounting components of the Compact at our hospitals in Texas effective September 1, 2005.

During the three and six months ended June 30, 2005, there were approximately $146 million and $301 million, respectively, of discounts recorded as contractual allowances on self-pay accounts under the Compact compared to $28 million during the three and six months ended June 30, 2004. Prior to implementation of the discounting provisions under the Compact, the vast majority of these accounts were ultimately recognized to be uncollectible and, as a result, were then recorded in our provision for doubtful accounts.

We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per diem amount for services received, subject to a cap.  Except for the per diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; and, therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. For the six months ended June 30, 2005, $307 million in charity care gross charges were excluded from net operating revenues and provision for doubtful accounts compared to $287 million for the six months ended June 30, 2004.

Our current total estimated collection rates on managed care accounts and self-pay accounts are approximately 95% and 22%, respectively, which includes collections from point-of-service through collections by our in-house collection agency or external collection agencies or vendors.  This self-pay collection rate now includes payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being classified and assigned to our in-house self-pay collection group.  Previous disclosures did not include these payments.  We believe this all-inclusive payment percentage provides additional information on our self-pay collection performance. The comparable self-pay collection percentage as of December 31, 2004 was approximately 22%.

Accounts that are pursued for collection through regional or hospital-based business offices are maintained on our hospitals’ books and reflected in patient accounts receivable with an allowance for doubtful accounts established based on their estimated net realizable value (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report).

Accounts assigned to a collection agency are written off and excluded from patient accounts receivable and allowance for doubtful accounts; however, an estimate of future recoveries from all accounts in collection is determined based on historical experience and recorded as a component of accounts receivable in the Condensed Consolidated Balance Sheets.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The principal components of accounts receivable are shown in the table below:

	June 30	December 31
	2005	2004

Continuing Operations:
Patient accounts receivable	$2,032	$2,082
Allowance for doubtful accounts	(555)	(577)
Estimated future recovery of accounts in collection	74	100
Net cost report settlements payable and valuation allowances	(53)	(118)
	1,498	1,487
Discontinued Operations—Accounts receivable, net of allowance for doubtful accounts ($87 at June 30, 2005 and $121 at December 31, 2004) and net cost report settlements payable and valuation allowances ($78 million at June 30, 2005 and $84 at December 31, 2004)	8	201
Accounts receivable, less allowance for doubtful accounts	$1,506	$1,688

NOTE 3  DISCONTINUED OPERATIONS

In January 2004, we announced a major restructuring of our operations involving the proposed divestiture of 27 general hospitals (19 in California and eight others in Louisiana, Massachusetts, Missouri and Texas). By focusing our financial and management resources on our remaining 69 general hospitals, including two recently constructed in Texas and Tennessee, we expect to create a stronger company with greater potential for long-term growth. As of June 30, 2005, we had completed the divestiture of 22 of the 27 facilities, including four hospitals in Orange County, California sold on March 8, 2005. The four hospitals are Chapman Medical Center, Coastal Communities Hospital, Western Medical Center—Anaheim and Western Medical Center—Santa Ana. Net after-tax proceeds, including the liquidation of working capital, for these four hospitals are estimated to be approximately $80 million.  We recorded a gain of approximately $20 million in the quarter ended March 31, 2005 on the sale of these four facilities.  In May 2005, we announced we had reached a definitive agreement to sell Brotman Medical Center in Culver City, California for approximately $27 million in net after-tax proceeds, including the liquidation of working capital. The sale was completed on September 1, 2005. Discussions and negotiations with potential buyers for the remaining four hospitals slated for divestiture are ongoing.

In connection with our divestiture actions, as further described in the Annual Report, we have classified the results of operations of the following hospitals as discontinued operations for all periods presented in the accompanying Condensed Consolidated Statements of Operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”:

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

•                  Redding Medical Center, in Redding, California, of which we sold certain hospital assets in July 2004,

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

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have classified $58 million and $101 million of assets of the hospitals included in discontinued operations as “held for sale” in current assets in the accompanying Condensed Consolidated Balance Sheets at June 30, 2005 and December 31, 2004, respectively. These assets consist primarily of property and equipment, including the associated deferred tax assets, net of valuation allowance, and are recorded at the lower of the asset’s carrying amount or its fair value less costs to sell. The fair value estimates were derived from independent appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows. Because we do not intend to sell the accounts receivable of the asset group, these receivables, less the related allowance for doubtful accounts and net cost report settlements payable and valuation allowances, are included in our consolidated net accounts receivable in the accompanying Condensed Consolidated Balance Sheets. At June 30, 2005 and December 31, 2004, the accounts receivable, net of allowance for doubtful accounts and cost report settlements payable and valuation allowances, for these hospitals was $8 million and $201 million, respectively.

We recorded $8 million of impairment and restructuring charges in discontinued operations during the six months ended June 30, 2005 consisting primarily of $2 million for the write-down of long-lived assets, $9 million in employee severance and retention costs and a $3 million reduction in reserves recorded in prior periods.

We recorded $406 million of impairment and restructuring charges in discontinued operations during the six months ended June 30, 2004 consisting primarily of $320 million for the write-down of long-lived assets, $33 million for the write-down of goodwill, $5 million in employee severance, retention and other costs and $48 million in costs related to an academic affiliation agreement with Drexel University College of Medicine in Pennsylvania. In connection with our divestiture of Medical College of Pennsylvania Hospital on September 1, 2004, we are contractually responsible for certain university costs through December 2005.

Net operating revenues and loss before taxes reported in discontinued operations for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Net operating revenues	$71	$706	$227	$1,488
Loss before taxes	(18)	(362)	(41)	(583)

As we move forward with our previously announced divestiture plans, we may incur additional asset impairment and restructuring charges in future periods.

NOTE 4  IMPAIRMENT AND RESTRUCTURING CHARGES

During the six months ended June 30, 2005, we recorded impairment and restructuring charges of $5 million consisting of $8 million in employee severance, benefits and relocation costs, $2 million of lease termination costs, $3 million of asset impairment charges and $4 million in non-cash stock option modification costs related to terminated employees, offset by a $12 million reduction primarily in restructuring reserves recorded in prior periods. During the six months ended June 30, 2004, we recorded restructuring charges of $30 million consisting of $17 million in employee severance, benefits and related costs, $8 million in non-cash stock option modification costs related to terminated employees and $5 million in contract termination and consulting costs.

Based on future financial trends and the possible impact of negative trends on our future outlook, further impairments of long-lived assets and goodwill may occur, and we will incur additional restructuring charges. (See Note 14.)

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below is a reconciliation of beginning and ending liability balances in connection with restructuring charges recorded during the six months ended June 30, 2005 in continuing and discontinued operations:

	Balances at Beginning of Period	Restructuring Charges	Cash Payments	Other Items	Balances at End of Period

Six months ended June 30, 2005
Continuing Operations:
Severance and related costs in connection with general overhead-reduction plans and unfavorable lease commitments	$71	$5	$(18)	$(3)	$55
Discontinued Operations:
Lease cancellations and estimated costs associated with the sale or closure of hospitals and other facilities	58	6	(26)	(8)	30
	$129	$11	$(44)	$(11)	$85

The above liability balances are included in other current liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Other items primarily include restructuring charges or reductions of reserves that are recorded in accounts other than these liabilities, such as the charges associated with stock option modifications. Cash payments to be applied against these accruals at June 30, 2005 are expected to be approximately $32 million in 2005 and $53 million thereafter.

NOTE 5  LONG-TERM DEBT AND LEASE OBLIGATIONS

The table below shows our long-term debt as of June 30, 2005 and December 31, 2004:

	June 30	December 31
	2005	2004
Senior notes:
5 3/8%, due 2006	$—	$215
5%, due 2007	—	185
6 3/8%, due 2011	1,000	1,000
6 1/2%, due 2012	600	600
7 3/8%, due 2013	1,000	1,000
9 7/8%, due 2014	1,000	1,000
9 1/4%, due 2015	800	—
6 7/8%, due 2031	450	450
Other senior and senior subordinated notes	—	22
Notes payable and capital lease obligations, secured by property and equipment, payable in installments to 2013(1)	62	65
Unamortized note discounts	(108)	(101)
Total long-term debt	4,804	4,436
Less current portion	20	41
Long-term debt, net of current portion	$4,784	$4,395

(1)          Includes $1 million and $5 million at June 30, 2005 and December 31, 2004, respectively, related to the general hospitals held for sale (see Note 3).

CREDIT AGREEMENTS

On December 31, 2004, we terminated our five-year revolving credit agreement and replaced it with a one-year letter of credit facility. The new facility provides for the issuance of up to $250 million in letters of credit and does not provide for any cash borrowings. The principal purpose of the new facility was to provide for the continuance of $216 million in letters of credit outstanding under the terminated revolving credit agreement at that time. The new facility was initially collateralized by the stock of certain of our subsidiaries and cash equal to 105% of the facility amount (approximately $263 million reflected as

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

restricted cash on the Condensed Consolidated Balance Sheets).  In March 2005, the facility was amended to provide for the release of the liens on the stock of our subsidiaries, and on April 19, 2005, the stock certificates were returned to us.  All liens were subsequently terminated.  In accordance with the amendment, the termination date of the letter of credit facility was extended from December 31, 2005 to June 30, 2006. The letter of credit facility was further amended in August 2005 to extend the termination date to June 30, 2008.  The letter of credit facility contains customary affirmative and negative covenants that, among other requirements, limit (1) liens, (2) consolidations, mergers or the sale of all or substantially all assets unless no event of default exists, (3) subsidiary debt and (4) prepayment of debt. At June 30, 2005, outstanding letters of credit under the agreement totaled $214 million.

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

SENIOR NOTES AND SENIOR SUBORDINATED NOTES

In January 2005, we sold $800 million of senior notes with registration rights in a private placement. The senior notes bear interest at a rate of 9¼% per year and mature on February 1, 2015. The senior notes are redeemable, in whole or in part, at any time, at our option at the greater of par or a redemption price based on a spread over comparable securities. The senior notes are general unsecured senior obligations of Tenet and rank equally in right of payment with all of our other unsecured senior indebtedness, but are effectively subordinated to any obligations under our letter of credit facility. On April 8, 2005, we filed with the SEC a Form S-4 registration statement to register the $800 million principal amount of 9¼% Senior Notes due 2015 to be issued and offered in exchange for the unregistered senior notes sold in January 2005.  The registration statement has not yet been declared effective.  The terms of the senior notes to be registered on the Form S-4 filed with the SEC are substantially similar to the terms of the unregistered senior notes we sold in January 2005.  The covenants governing the new issue are identical to the covenants for our other senior notes. The net proceeds from the sale of the senior notes were approximately $773 million after deducting discounts and related expenses. We used a portion of the proceeds in February 2005 for the early redemption of our remaining outstanding senior notes due in 2006 and 2007, resulting in a $15 million loss from early extinguishment of debt, and the balance of the proceeds for general corporate purposes.

COVENANTS

Our letter of credit facility or the indentures governing our senior notes contain affirmative, negative and financial covenants that have, among other requirements, limitations on (1) liens, (2) consolidations, merger or the sale of all or substantially all assets unless no event of default exists and (3) subsidiary debt.

Also among those covenants are requirements to timely file and provide our quarterly and annual reports and officer certifications to our lenders and the indenture trustee. We will have cured any event of default resulting from not timely filing this quarterly report, pursuant to our various debt covenants, by filing this quarterly report, within the cure period specified in our debt agreements.

As discussed in Note 10, the ultimate resolution of claims and lawsuits brought against us, individually or in the aggregate, could have a material adverse effect on our business, financial position, results of operations or liquidity, including the inability to make scheduled debt payments when they become due.

NOTE 6  STOCK BENEFIT PLANS

At June 30, 2005, there were approximately 26 million shares of common stock available under the 2001 Stock Incentive Plan for stock option grants and other incentive awards, including restricted stock units. Options generally have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock in the future. Restricted stock units cannot exceed 10% of the total grants under the plan.

On February 17, 2005, we granted 173,867 restricted stock units and options for 469,333 shares of stock to Trevor Fetter, our president and chief executive officer. The options were granted at an exercise price of $10.63 per share, the closing price of our common stock on that date. The estimated fair value of the options granted was $4.87 per share, and the fair value

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of the restricted stock units issued was $10.63 per share. Both the options and the restricted stock units vest one-third on each of the first three anniversary dates of the grant.

On February 16, 2005, we granted employee stock options for approximately 5 million shares of common stock at an exercise price of $10.52 per share, the closing price of our common stock on that date, and we also granted approximately 1.8 million restricted stock units. The estimated fair value of the options granted was $3.81 per share, and the fair value of the restricted stock units issued was $10.52 per share. Both the options and the restricted stock units vest one-third on each of the first three anniversary dates of the grant.

The following table summarizes information about our outstanding stock options at June 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$6.25 to $10.16	129,466	2.3 years	$7.83	129,433	$7.83
$10.17 to $20.34	30,059,812	6.6 years	16.15	18,484,335	14.86
$20.35 to $30.50	9,968,231	5.7 years	28.34	9,918,231	28.33
$30.51 to $40.67	8,123,855	6.4 years	40.37	8,123,855	40.37
$40.68 to $50.84	137,850	6.9 years	44.30	132,850	44.53
	49,841,165	6.3 years	$24.74	38,110,688	$21.98

At the annual meeting of shareholders on May 26, 2005, our shareholders approved a one-time exchange of certain outstanding employee stock options for a lesser number of restricted stock units to be issued on July 1, 2005.  The exchange was offered only to certain current employees.  Our outside directors, four most senior executives and all former employees were not eligible to participate. Approximately 92% of eligible vested and unvested options were exchanged on July 1, 2005, resulting in incremental non-cash compensation expense of approximately $17 million, together with approximately $6 million of future non-cash compensation expense for unvested eligible options exchanged, which will both be recognized as compensation expense over the three year vesting period of the restricted stock units.

NOTE 7 SHAREHOLDERS’ EQUITY

The following table shows the changes in consolidated shareholders’ equity during the six months ended June 30, 2005 (dollars in millions, shares in thousands):

	Shares Outstanding	Issued Par Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity

Balances at December 31, 2004	467,236	$26	$4,131	$(13)	$(930)	$(1,482)	$1,732
Net loss	—	—	—	—	(24)	—	(24)
Other comprehensive income	—	—	—	1	—	—	1
Issuance of common stock	703	—	3	—	—	3	6
Stock options exercised, including tax benefit	1,015	—	10	—	—	—	10
Stock-based compensation expense	—	—	30	—	—	—	30
Balances at June 30, 2005	468,954	$26	$4,174	$(12)	$(954)	$(1,479)	$1,755

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 OTHER COMPREHENSIVE INCOME (LOSS)

The table below shows the tax effect allocated to each component of other comprehensive income (loss) for the three months ended June 30, 2005 and 2004 and six months ended June 30, 2005 and 2004:

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

Three Months Ended June 30, 2005:
Unrealized gains on securities held as available-for-sale	$1	$—	$1
	$1	$—	$1

Three Months Ended June 30, 2004:
Foreign currency translation adjustment	$(2)	$1	$(1)
Unrealized losses on securities held as available-for-sale	(1)	—	(1)
Reclassification adjustment for realized gains included in net loss	(5)	2	(3)
	$(8)	$3	$(5)

Six Months Ended June 30, 2005:
Reclassification adjustment for realized losses included in net loss	$1	$—	$1
	$1	$—	$1

Six Months Ended June 30, 2004:
Foreign currency translation adjustment	$(4)	$1	$(3)
Unrealized losses on securities held as available-for-sale	(1)	—	(1)
Reclassification adjustment for realized gains included in net loss	(4)	2	(2)
	$(9)	$3	$(6)

NOTE 9  PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Effective June 1, 2002, our hospitals’ self-insured retention per occurrence was increased to $2 million. In addition, a new wholly owned insurance subsidiary, The Healthcare Insurance Corporation (“THINC”), was formed to insure substantially all of our professional and general liability risks in excess of our self-insured retention. This subsidiary insures these risks under a claims-made policy with retentions per occurrence for the periods June 1, 2002 through May 31, 2003, and June 1, 2003 through May 31, 2004, of $3 million and $13 million, respectively. Risks in excess of these combined retentions of $5 million and $15 million, respectively, are reinsured with major independent insurance companies. For the policy period June 1, 2004 through May 31, 2005, THINC retains 17.5% of the first $10 million layer for reinsurance claims in excess of the $15 million combined retention resulting in a maximum retention per occurrence of $14.75 million by THINC. For the policy period June 1, 2005 through May 31, 2006, THINC retains 2.5% of the first $10 million layer for reinsurance claims in excess of the $15 million combined retention resulting in a maximum retention per occurrence of $13.25 million by THINC.

Through May 31, 2002, we insured substantially all of our professional and general liability risks in excess of self-insured retentions through Hospital Underwriting Group (“HUG”), our wholly owned insurance subsidiary, under a mature claims-made policy with a 10-year extended reporting period. Our hospitals’ self-insured retentions were $1 million per occurrence for fiscal years ended May 31, 1996 through May 31, 2002. HUG’s retentions covered the next $2 million per occurrence. Claims in excess of the $3 million combined retention per occurrence were, in turn, reinsured with major independent insurance companies. In earlier policy periods, the self-insured retentions varied by hospital and by policy period from $500,000 to $5 million per occurrence.

For the periods June 1, 2000 through May 31, 2001, and June 1, 2001 through May 31, 2002, the policies written by HUG provided a maximum of $50 million of coverage for each policy period. As of June 30, 2005, HUG’s retained reserves for losses during the policy period ended May 31, 2001 were substantially close to reaching $50 million, and for the policy period ended May 31, 2002, the retained reserves for losses reached the $50 million limit. However, the $50 million coverage limit each year is based on paid claims and the payments for each year have not yet reached the limits; therefore, the policies

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

are not yet exhausted. If the $50 million maximum amount is exhausted in either of these periods, we will be responsible for the first $25 million per occurrence for any subsequent claim paid that was applicable to the exhausted policy period before any excess professional and general liability insurance coverage provided by major independent insurance companies would apply. Based on an actuarial review, we have provided for estimated losses that exceed our self-insured retention that will not be covered by the HUG policies.

As of June 30, 2005, we had purchased claims-made excess professional and general liability insurance policies from major independent insurance companies with a total aggregate limit of $275 million, which policies provide coverage if a claim exceeds $25 million. All reinsurance applicable to HUG or THINC and any excess professional and general liability insurance we purchase are subject to policy aggregate limitations. We have sought recovery under our excess professional and general liability insurance policies for up to $275 million of our $395 million settlement, in December 2004, of the patient litigation related to Redding Medical Center, but our insurance carriers have raised objections to coverage under our policies. We are pursuing all means available against the insurance carriers in seeking coverage, including, where permitted, filing arbitration demands. Our excess professional and general liability insurance policies are single aggregate policies with each carrier. Any limits paid, in whole or in part, could deplete or reduce the excess limits available to pay any other claims applicable to this policy period.  If such policy aggregate limitations should be partially or fully exhausted in the future, our financial position, results of operations or cash flows could be materially adversely affected.

In addition to the reserves recorded by the above insurance subsidiaries, we maintain self-insured retention reserves based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage (i.e., self-insured retentions). Reserves for losses and related expenses are estimated using expected loss-reporting patterns and are discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity composite rate of 4.0% at June 30, 2005 and 3.8% at June 30, 2004 based on our estimated claims payout period. If actual payments of claims materially exceed projected estimates of claims, our financial position, results of operations or cash flows could be materially adversely affected. Also, we provide letters of credit to our insurers as security under a selected number of programs to collateralize the deductible and self-insured retentions under our professional and general liability insurance programs, which can be drawn upon under certain circumstances. At June 30, 2005, the current and long-term professional and general liability reserves on our Condensed Consolidated Balance Sheet were approximately $745 million.

Included in other operating expenses in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $58 million for the three months ended June 30, 2005, $100 million for the three months ended June 30, 2004, $110 million for the six months ended June 30, 2005 and $162 million for the six months ended June 30, 2004.

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

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Currently pending legal proceedings and investigations that are not in the ordinary course of business are principally related to the subject matters set forth below:

1.                                       Physician Relationships—We and certain of our subsidiaries are under heightened scrutiny with respect to our hospitals’ relationships with physicians. We believe that all aspects of our relationships with physicians are potentially under review. Proceedings in this area may be criminal, civil or both. After a federal grand jury indictment, Alvarado Hospital Medical Center, Inc. and Tenet HealthSystem Hospitals, Inc. (both Tenet subsidiaries) were put on trial in San Diego, California for allegedly illegal use of physician relocation, recruitment and consulting agreements. The trial judge declared a mistrial in the case after the members of the jury indicated that they were unable to reach a verdict, and he subsequently scheduled a second trial, which commenced on May 3, 2005 and is ongoing. Relocation agreements with physicians also are the subject of a criminal investigation by the U.S. Attorney’s Office for the Central District of California, which served us and several of our subsidiaries with administrative subpoenas seeking documents related to physician relocation agreements at certain Southern California hospitals currently or formerly owned by our subsidiaries, as well as summary information about physician relocation agreements related to all of our hospital subsidiaries. In addition, physician relationships and other matters at several hospitals in Southern California, Northern California, El Paso, Texas, New Orleans, Louisiana, St. Louis, Missouri and Memphis, Tennessee are the subject of ongoing federal investigations. Also, we are cooperating with a federal investigation into agreements with the Women’s Cancer Center, a physician’s group not owned by us practicing in the field of gynecologic oncology, and certain physicians affiliated with that group. An administrative subpoena for documents from us and several of our hospital subsidiaries relating to that investigation was issued in April 2003. Further, in June 2003, the Florida Medicaid Fraud Control Unit issued an investigative subpoena to us seeking the production of employee personnel records and contracts with physicians, physician assistants, therapists and management companies from the Florida hospitals currently or formerly owned by our subsidiaries. Since that time, we have received additional requests for information from that unit.

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

In addition, plaintiffs in California, Tennessee, Louisiana, Florida, South Carolina, Pennsylvania, Texas, Missouri and Alabama have brought class action lawsuits against us and certain of our subsidiaries in courts in those states alleging that they paid unlawful or unfair prices for prescription drugs or medical products or procedures at hospitals or other medical facilities currently or formerly operated by our subsidiaries. In connection with the California action, on August 8, 2005, we received final court approval of a settlement that is nationwide in effect. As part of the settlement, we have made no admission of wrongdoing and we continue to vigorously deny the allegations made by plaintiffs in these actions. The settlement has two primary components: (1) injunctive relief governing our conduct prospectively for a period of four years, and (2) retrospective relief, including restitution and discounting of outstanding unpaid bills, for covered patients who were treated at our hospitals during the settlement class period (June 15, 1999 to December 31, 2004). We have also agreed to make a $4 million charitable contribution to a health-care-related charity specified by plaintiffs’ counsel. The settlement will become effective upon the expiration of the appeals period if no appeals are filed by any objectors to the settlement or, if any appeal is filed, upon the resolution of any such appeal. If the nationwide settlement becomes effective, we expect the similar actions in the other states to be dismissed to the extent that the claims in those cases fall within the scope of the release provided in the settlement.  At June 30, 2005, we had an accrual of $30 million, recorded in prior periods, as a minimum liability to address the potential resolution of these cases.

3.                                       Securities and Shareholder Matters—A consolidated class action lawsuit is pending in federal court in Los Angeles, California against Tenet, certain of our former officers and our independent registered public accounting firm alleging violations of the federal securities laws. In addition, a number of shareholder derivative actions have been filed against

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

certain current and former members of our board of directors and former members of senior management by shareholders. These actions purport to allege various causes of action on behalf of Tenet and for our benefit, including breach of fiduciary duty, insider trading and other causes of action. The shareholder derivative actions are pending in federal court in Los Angeles, and in state court in Santa Barbara, California. In the quarter ended June 30, 2005, we recorded an accrual of $45 million as an estimated minimum liability to address the potential resolution of the consolidated securities class action lawsuit and the shareholder derivative actions.  This accrual has been offset by a corresponding amount that is expected to be recovered from our insurance carriers under our insurance policies.

In addition, the SEC is conducting a formal investigation of whether the disclosures in our financial reports relating to Medicare outlier reimbursements and stop-loss payments under managed care contracts were misleading or otherwise inadequate, and whether there was any improper trading in our securities by certain of our current and former directors and officers. The SEC served a series of document requests and subpoenas for testimony on the Company, certain of our current and former employees, officers and directors, and our independent registered public accounting firm. On April 27, 2005, we announced that we had received a “Wells Notice” from the staff of the SEC in connection with this investigation, and that we had been informed that Wells Notices had also been issued to certain former senior executives of the Company who left their positions in 2002 and 2003. A Wells Notice indicates that the SEC’s staff intends to recommend that the agency bring a civil enforcement action against the recipients for possible violations of federal securities laws. Recipients of Wells Notices have the opportunity to respond before the SEC’s staff makes its formal recommendation on whether any action should be brought. We submitted a response on May 13, 2005.

As previously announced, at the request of the SEC, we are investigating allegations made by a former employee that inappropriate contractual allowances for managed care contracts may have been established at three California hospitals through at least fiscal year 2001. At the request of the audit committee of our board of directors, the board’s independent outside counsel, Debevoise & Plimpton, LLP (“Debevoise”), is conducting an investigation of these allegations utilizing the forensic accounting services of Huron Consulting Group (“Huron”).  This investigation includes an examination of whether similar issues might have affected other Tenet hospitals including the periods in the allegations and any other pertinent periods. Although the investigation is ongoing Debevoise and Huron have completed their review of the first half of fiscal year 2005 and fiscal year 2004 and have reported their results to the audit committee. Based on these results, we have concluded that, while immaterial findings unrelated to the allegations were noted, no adjustments to our financial statements for the periods included in this Form 10-Q are required. The focus of the investigation has now turned to periods prior to January 1, 2004. Since the first part of the investigation included testing of the balances as of December 31, 2003 and December 31, 2004, the investigation into the periods prior to 2004 will not impact the periods included in this Form 10-Q. The completion of the second part of the investigation remains a high priority. At this time we cannot provide assurances as to when this part of the investigation will be completed. We are continuing to cooperate with the SEC with respect to its investigation, including responding to subsequent requests and providing updates as to the progress of the investigation.

4.                                       Redding Medical Center, Inc.—We are subject to a qui tam action brought under California Insurance Code Section 1871.7 et seq., which allows “interested persons” to file sealed complaints for allegedly fraudulent billings to private insurers. The action was unsealed in October 2004 and, subsequently, was served on the defendants. Both the California Department of Insurance and the District Attorney of Shasta County, California have declined to intervene in this action. Plaintiff’s second amended complaint, which was filed on May 18, 2005, generally alleges that false claims for payments were made to private insurers for allegedly medically unnecessary procedures performed at Redding Medical Center (of which we sold certain hospital assets in July 2004), and also includes a cause of action for “aiding and conspiring.” In July 2005, we filed demurrers and a motion to strike, and a hearing on the matters addressed in those filings was held on August 22, 2005. On August 24, 2005, the court denied our demurrers and motion to strike. On September 15, 2005, we filed our answer to plaintiff’s second amended complaint, which denied all material allegations and set forth numerous affirmative defenses. Limited discovery has commenced. No trial date has been set.

5.                                       Medicare Coding—The Medicare coding practices at hospitals owned or formerly owned by our subsidiaries are also under increased scrutiny. The federal government in January 2003 filed a civil lawsuit against us and certain of our subsidiaries relating to hospital billings to Medicare for inpatient stays reimbursed pursuant to four particular diagnosis-related groups. The government in this lawsuit has alleged violations of the False Claims Act and various common law claims. Discovery has commenced, and trials relating to the original complaint and two additional related complaints are set to begin March 6, 2007. At June 30, 2005, we had an accrual of $34 million, recorded in prior years, for this matter.

In addition, we are cooperating with an investigation by the U.S. Attorney’s Office for the Central District of California into coding, billing and cost reporting relating to the Comprehensive Cancer Center at our Desert Regional Medical Center.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.                                       Other Matters

(a)          On October 27, 2003, David L. Dennis, our former chief financial officer and chief corporate officer, filed a demand for arbitration alleging that he is entitled to payments under a severance benefit plan that our board of directors adopted in January 2003. We contend that the severance benefit plan does not apply to Mr. Dennis, who resigned in November 2002. The arbitration is scheduled to commence on September 26, 2005.

(b)         On June 24, 2005, Thomas B. Mackey, our former chief operating officer, filed a demand for arbitration with the American Arbitration Association alleging that he is entitled to a lump sum payment under Tenet’s Supplemental Executive Retirement Plan (SERP). The arbitration demand was brought against Tenet Healthcare Corporation Pension Administration Committee, Tenet Healthcare Corporation Supplemental Executive Retirement Plan, and Tenet Healthcare Corporation. We contend that the Pension Administration Committee properly denied Mr. Mackey’s claim for a lump sum payment. Mr. Mackey is seeking approximately $7.8 million, less monthly payments made to date under the SERP, and attorneys’ fees. The arbitration is in its early stages.

(c)          On September 28, 2004, the court granted our petition to coordinate two pending wage and hour lawsuits in Los Angeles Superior Court in California. We will now be defending in a single court this proposed class action lawsuit alleging that our hospitals violated certain provisions of the California Labor Code and applicable California Industrial Welfare Commission Wage Orders with respect to meal breaks, rest periods and the payment of compensation for overtime and meal breaks and rest periods not taken. Plaintiffs seek to certify this action on behalf of virtually all nonexempt employees of our California subsidiaries. We contend that certification of a class in the action is not appropriate because our uniform policies comply with the applicable Labor Code and Wage Orders. In addition, we contend that each of these claims must be addressed individually based on its particular facts and, therefore, should not be subject to class certification.

(d)         We are cooperating with an investigation by the U.S. Attorney’s Office in New Orleans, Louisiana of Peoples Health Network (“PHN”), an unconsolidated New Orleans health plan management services provider in which one of our subsidiaries holds a 50% membership interest, and Memorial Medical Center, a New Orleans hospital owned by one of our subsidiaries. Subpoenas issued to PHN in 2003 seek various PHN-related corporate records, as well as information on patients who were admitted to a rehabilitation unit and members for whom inpatient rehabilitation services were ordered, recommended or requested, and subsequently denied. The subpoenas also seek documents related to payments to and contractual matters concerning physicians and others, third-party reviews of denials of services and certain medical staff committees and other medical staff entities. A subpoena issued to PHN in September 2004 seeks various documents, including medical policies and practice guidelines, and an additional subpoena issued to PHN in April 2005 seeks documents related to PHN’s appeal and grievance policies and member disenrollment, as well as information on PHN members who were admitted to a long-term acute care facility. We continue to provide certain information as requested by the government.

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

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(g)           In May 2003, the Internal Revenue Service completed an examination of our federal income tax returns for fiscal years ended May 31, 1995, 1996 and 1997 and issued a Revenue Agent’s Report in which it proposed to assess an aggregate tax deficiency for the three-year audit period of $157 million plus interest of approximately $146 million through June 30, 2005, before any federal or state tax benefit. As of June 30, 2005, we recorded an adjustment of $26 million ($23 million in continuing operations and $3 million in discontinued operations) to reduce our estimated liability for audit contingencies as a result of the resolution of several disputed issues.  Among these issues was a disputed adjustment with respect to the timing of the recognition of income for tax purposes pertaining to Medicare and Medicaid net revenues, which we resolved by agreeing to spread the impact of the disputed adjustment over fiscal years ended May 31, 1995 through May 31, 2002. As a result of resolving these disputed issues, our tax liability for fiscal years May 31, 1995, 1996 and 1997 has been reduced to approximately $90 million, approximately $23 million of which is attributable to the issues that are no longer in dispute and approximately $67 million of which is still in dispute.W

After the settlement, the tax liability that remains in dispute for fiscal years ended May 31, 1995, 1996 and 1997 is approximately $67 million plus interest of approximately $64 million through June 30, 2005, before any federal or state Wtax benefit.  The principal issues that remain in dispute include the deductibility of a portion of the civil settlement we paid to the federal government in 1994 related to our discontinued psychiatric hospital business and the computation of depreciation expense with respect to certain capital expenditures incurred during the foregoing fiscal years.  We expect to resolve the remaining disputed issues through formal litigation in Tax Court.  We presently cannot determine the ultimate resolution of the remaining disputed issues.

The Internal Revenue Service has commenced an examination of our tax returns for fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002. We presently cannot determine the ultimate resolution of this examination. We believe we have adequately provided for tax matters related to fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002, including the impact on these years of the partial settlement of the audit for fiscal years ended May 31, 1995, 1996 and 1997.

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

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the six months ended June 30, 2005 and 2004:

		Additions charged to:
	Balances at Beginning of Period	Costs of Litigation and Investigations	Other(1)	Cash Payments	Other(2)	Balances at End of Period
Six Months Ended June 30, 2005
Continuing operations	$40	$19	$—	$(19)	$83	$123
Discontinued operations	—	—	5	—	—	5
	$40	$19	$5	$(19)	$83	$128

Six Months Ended June 30, 2004
Continuing operations	$203	$19	$2	$(209)	$(4)	$11
Discontinued operations	—	—	8	—	—	8
	$203	$19	$10	$(209)	$(4)	$19

(1)

Charges are included in other operating expenses in the Condensed Consolidated Statements of Operations. The discontinued operations charges were recorded as adjustments to net operating revenues within loss from operations of asset group.

(2)

Other items include the reclassification of reserves established in prior years, including $34 million related to the Medicare coding matter, and the accrual of $45 million as an estimated minimum liability, which charge has been offset by a corresponding amount expected to be recovered from our insurance carriers that has been classified as a receivable in Other Current Assets in the Condensed Consolidated Balance Sheet as of June 30, 2005.

For the six months ended June 30, 2005 and 2004, we recorded total costs of $24 million and $29 million, respectively, in connection with significant legal proceedings and investigations, including $5 million in 2005 and $8 million in 2004 that was reflected in discontinued operations. The 2004 cash payments included a March 2004 payment of an award of $163 million for contract damages to a former executive of the Company.

NOTE 11  INCOME TAXES

Income taxes in the six months ended June 30, 2005 included the following: (1) a $12 million income tax benefit in continuing operations to reduce the valuation allowance for our deferred tax assets and (2) income tax expense of $15 million in discontinued operations to increase the valuation allowance. A $744 million valuation allowance for our deferred tax assets was initially recorded in the fourth quarter of 2004. We assess the realization of our deferred tax assets quarterly to determine whether an adjustment to the income tax valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, we determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized. Based on our assessment of the realization of our deferred tax assets and the balance of those deferred tax assets, which are adjusted each quarter for changes in temporary differences, an adjustment of the valuation allowance is recorded each quarter.  Given the magnitude of our valuation allowance, our future income/losses could result in a significant adjustment to this valuation allowance.

We have completed the preparation of our federal tax return for 2004, which reflects a net operating loss (“NOL”) of approximately $1.9 billion. After taking into account the portion of the 2004 NOL that was absorbed against taxable income in prior years and for which income tax refunds totaling $537 million were received in the first quarter of 2005, the NOL carryforward available to offset taxable income in years 2005 through 2024 is approximately $394 million.

In May 2003, the Internal Revenue Service completed an examination of our federal income tax returns for fiscal years ended May 31, 1995, 1996 and 1997 and issued a Revenue Agent’s Report in which it proposed to assess an aggregate tax deficiency for the three-year audit period of $157 million plus interest of approximately $146 million through June 30, 2005, before any federal or state tax benefit. As of June 30, 2005, we recorded an adjustment of $26 million ($23 million in continuing operations and $3 million in discontinued operations) to reduce our estimated liability for audit contingencies as a result of the resolution of several disputed issues.  Among these issues was a disputed adjustment with respect to the timing of the recognition of income for tax purposes pertaining to Medicare and Medicaid net revenues, which we resolved by agreeing to spread the impact of the disputed adjustment over fiscal years ended May 31, 1995 through May 31, 2002. As a result of resolving these disputed issues, our tax liability for fiscal years May 31, 1995, 1996 and 1997 has been reduced to approximately $90 million, approximately $23 million of which is attributable to the issues that are no longer in dispute and approximately $67 million of which is still in dispute.  We expect the tax liability with respect to the issues that are no longer disputed (approximately $23 million) to be assessed in the third quarter of 2005.  After adding accrued interest thereon (approximately $15 million through June 30, 2005) and after taking into account prior payments and credits of $30 million, we expect to pay approximately $8 million of tax and interest during the third quarter of 2005 to settle the issues that are no longer in dispute.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

After the settlement, the tax liability that remains in dispute for fiscal years ended May 31, 1995, 1996 and 1997 is approximately $67 million plus interest of approximately $64 million through June 30, 2005, before any federal or state tax benefit.  The principal issues that remain in dispute include the deductibility of a portion of the civil settlement we paid to the federal government in 1994 related to our discontinued psychiatric hospital business and the computation of depreciation expense with respect to certain capital expenditures incurred during the foregoing fiscal years.  We expect to resolve the remaining disputed issues through formal litigation in Tax Court.  We presently cannot determine the ultimate resolution of the remaining disputed issues.

The Internal Revenue Service has commenced an examination of our tax returns for the fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002. We presently cannot determine the ultimate resolution of this examination. We believe we have adequately provided for tax matters related to the fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002, including the impact on these years of the partial settlement of the audit for fiscal years ended May 31, 1995, 1996 and 1997.

NOTE 12  EARNINGS PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings per common share calculations for continuing operations for the three and six months ended June 30, 2005 and 2004.  Income (loss) is expressed in millions and weighted average shares are expressed in thousands.

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended June 30, 2005:
Loss to common shareholders for basic earnings per share	$(3)	468,758	$—
Effect of dilutive stock options, restricted stock units and other plans	—	—	—
Loss to common shareholders for diluted earnings per share	$(3)	468,758	$—
Three Months Ended June 30, 2004:
Loss to common shareholders for basic earnings per share	$(170)	465,922	$(0.36)
Effect of dilutive stock options, restricted stock units and other plans	—	—	—
Loss to common shareholders for diluted earnings per share	$(170)	465,922	$(0.36)

Six Months Ended June 30, 2005:
Income available to common shareholders for basic earnings per share	$17	468,403	$0.04
Effect of dilutive stock options, restricted stock units and other plans	—	1,232	—
Income available to common shareholders for diluted earnings per share	$17	469,635	$0.04
Six Months Ended June 30, 2004:
Loss to common shareholders for basic earnings per share	$(144)	465,609	$(0.31)
Effect of dilutive stock options, restricted stock units and other plans	—	—	—
Loss to common shareholders for diluted earnings per share	$(144)	465,609	$(0.31)

All potentially dilutive securities were excluded from the calculation of diluted loss per share for the three months ended June 30, 2005 and 2004 and the six months ended June 30, 2004 because we reported a loss from continuing operations in each of those periods.  In circumstances where we have a loss from continuing operations, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, losses have the effect of making the diluted loss per share from operations less than the basic loss per share from continuing operations.

Stock options (in thousands) that were not included in the computation of diluted earnings per share from continuing operations because their exercise price exceeded the average market price of our common stock were 37,407 and 46,556 for the three months ended June 30, 2005 and 2004, and 41,408 and 43,813 for the six months ended June 30, 2005 and 2004, respectively.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

•                  In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” This Interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity, however, the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. We believe that future removal or containment costs associated with asbestos that may exist in certain of our properties may be subject to the accounting and disclosure requirements of this Interpretation. This Interpretation is effective for us no later than December 31, 2005. We are in the process of evaluating the estimated impact of this Interpretation on our consolidated financial statements.

NOTE 14  SUBSEQUENT EVENTS

Five of our hospitals in the New Orleans area and one hospital in Mississippi suffered considerable damage from Hurricane Katrina in late August 2005. All but one of the hospitals required complete evacuation.  Our NorthShore Regional Medical Center in Slidell, Louisiana was one of the few hospitals in the area to remain open.  Gulf Coast Medical Center in Biloxi, Mississippi is not fully operational but is receiving inpatients on a limited basis.  Two of our hospitals were surrounded by water, and the other two are being used by government officials for relief efforts.  Although we do not yet know the full extent of the damage or other financial impact caused by the hurricane on our Louisiana and Mississippi operations, we anticipate that the cost will be significant even after taking into account our existing insurance coverage for property damage, business interruption and related coverages, and we will likely incur significant asset impairment charges.

We have property, business interruption and related insurance coverage to mitigate the financial impact of these types of catastrophic events that is subject to deductible provisions based on the terms of the policies. These policies, which are on an occurrence basis and cover the period April 1, 2005 through March 31, 2006, provide up to $1 billion in coverage per occurrence and are subject to deductible provisions, exclusions and limits.  One such limit, totaling $250 million per occurrence and in the aggregate, relates to flood losses as defined in the insurance policies.  Due to the nature and extent of the overall damage to the area, neither the Company nor our insurance adjusters have been able to completely inspect all impacted locations to determine the nature and cause of the losses or establish accurate loss estimates.  If all the losses or significant portions of the losses at our facilities are determined to be caused by flood, flood damage limits under our insurance policies for any future damages to any of our hospitals during the remainder of the policy period may be exhausted.  In order to minimize the financial consequences if our flood limits are exhausted, we are pursuing purchasing a reinstatement of flood limits with our current insurance carriers or possibly purchasing replacement insurance coverage.  At this time, due to the widespread impact of Hurricane Katrina, insurance carriers have not established terms and conditions for policyholders who may have exhausted policy limits and are seeking reinstatements.  We cannot provide assurances as to whether such reinstatement coverage will be available or whether we will be able to obtain such coverage on acceptable terms.  If such flood policy limits should be exhausted as a result of Hurricane Katrina and ensuing events, and we were to sustain a subsequent flood loss and if we cannot or do not obtain reinstatement or replacement coverage, our financial position, results of operations or cash flows could be materially adversely affected.

TENET HEALTHCARE CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, is to provide a narrative explanation of our financial statements that enables investors to better understand the Company, to enhance our overall financial disclosures, to provide the context within which financial information may be analyzed, and to provide information about the quality of, and potential variability of, our earnings and cash flows. Unless otherwise indicated, all financial and statistical information included herein relates to our continuing operations, with dollar amounts expressed in millions (except per-share amounts). This information should be read in conjunction with the accompanying Condensed Consolidated Financial Statements. It includes the following sections:

•                  Executive Overview

•                  Forward Looking Statements

•                  Critical Accounting Estimates

•                  Sources of Revenue

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Off-Balance Sheet Arrangements

•                  Recently Issued Accounting Standards

EXECUTIVE OVERVIEW

KEY DEVELOPMENTS

Recent key developments include:

•      Effect of Hurricane Katrina—Five of our hospitals in the New Orleans area and one hospital in Mississippi suffered considerable water and wind damage from Hurricane Katrina in late August 2005. As more fully described in Note 14 to the Condensed Consolidated Financial Statements all but one of the hospitals required complete evacuation.  Although we do not yet know the full extent of the damage or other financial impact caused by the hurricane on our Louisiana and Mississippi operations, we anticipate that the cost will be significant even after taking into account our existing insurance coverage for property damage, business interruption and related coverages, and we will likely incur significant asset impairment charges.

•      Development in Existing Securities and Exchange Commission (“SEC”) Investigation—As previously announced, at the request of the SEC, we are investigating allegations made by a former employee that inappropriate contractual allowances for managed care contracts may have been established at three California hospitals through at least fiscal year 2001. At the request of the audit committee of our board of directors, the board’s independent outside counsel, Debevoise & Plimpton (“Debevoise”), is conducting an investigation of these allegations utilizing the forensic accounting services of Huron Consulting Group (“Huron”).  This investigation includes an examination of whether similar issues might have affected other Tenet hospitals including the periods in the allegations and any other pertinent periods.  Although the investigation is ongoing, Debevoise and Huron have completed their review of the first half of fiscal year 2005 and fiscal year 2004 and have reported their results to the audit committee. Based on these results, we have concluded that while immaterial findings unrelated to the allegations were noted, we have concluded that no adjustments to our financial statements for the periods included in this Form 10-Q are required. The focus of the investigation has now turned to periods prior to January 1, 2004. Since the first part of the investigation included testing of the balances as of December 31, 2003 and December 31, 2004, the investigation into the periods prior to 2004 will not impact the periods included in this Form 10-Q. The completion of the second part of the investigation remains a high priority.  At this time, we cannot provide assurances as to when this part of the investigation will be completed. We are continuing to cooperate with the SEC with respect to its investigation, including responding to subsequent requests and providing updates as to the progress of the investigation.

•                  Appointment of New Chief Compliance Officer—On July 7, 2005, we announced that Steven W. Ortquist was named senior vice president, ethics and compliance/chief compliance officer, a newly combined position, effective August 1, 2005. Prior to joining the Company, Steven was vice president, ethics and compliance/chief compliance officer at Banner Health in Phoenix and, before that, director of corporate compliance and assistant chief compliance officer at Rush-Presbyterian-St. Luke’s Medical Center in Chicago.  He is certified in health care compliance by the Healthcare Compliance Certification Board.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•                  Construction of New El Paso Hospital—On August 18, 2005, we announced our plan to construct a new 100-bed acute care hospital in El Paso, Texas. Construction is expected to begin early next year at a cost of approximately $130 million, and the hospital is targeted to open in December 2007.

•                  Approval of Stock Incentive Plan Amendment—On May 26, 2005, our shareholders approved an amendment to our 2001 Stock Incentive Plan to allow a one-time exchange of certain outstanding employee stock options for a lesser number of restricted stock units. Directors, our four most senior executives and all former employees were not eligible to participate.  Approximately 92% of the eligible stock options were exchanged for restricted stock units on July 1, 2005.

•                  Sale of Brotman Medical Center—On May 20, 2005, we entered into a definitive agreement for the previously announced sale of Brotman Medical Center in Culver City, California.  The sale was completed on September 1, 2005.  This hospital is one of the 27 hospitals whose intended divestiture we announced in January 2004.  Net after-tax proceeds, including the liquidation of working capital, are estimated to be approximately $27 million.

SIGNIFICANT CHALLENGES

Our performance this quarter was impacted by a combination of challenges specific to us and significant industry trends. Below is a summary of these items:

Company Specific Challenges

Volume decline—Admissions and outpatient visits decreased from the prior year’s second quarter on a total-hospital and same-hospital basis. We believe the reasons for the volume declines include, but are not limited to, the impact of our litigation and government investigations, physician attrition, increased competition and managed care contract negotiations or terminations. We are taking a number of steps to address the problem of volume decline.  The most important of these is centered around building stronger relationships with the physicians who admit patients both to our hospitals and to our competitors’ hospitals.  Our volumes will be negatively impacted in the third quarter and future quarters as a result of the closures of our hospitals that were damaged by Hurricane Katrina in late August 2005.

Our Commitment to Quality (“C2Q”) initiative, which we launched in 2003, is directed at improving volumes by increasing both physician and patient satisfaction.  We plan to complete the full implementation of our C2Q initiative by the end of 2005.  At most hospitals that have completed the initial eight-week transformation phase, we have seen various levels of reductions in emergency room wait times, increases in on-time starts in the operating rooms, and improved bed management and care coordination.  We believe that these improvements will have the effect of increasing physician and patient satisfaction, potentially improving volumes as a result.

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

Significant Industry Trends

Provision for doubtful accounts—Like others in the health care industry, we continue to provide services to a high volume of uninsured patients.  Although the discounting components of our Compact with Uninsured Patients (“Compact”) has and is expected to continue to reduce our provision for doubtful accounts recorded in our Condensed Consolidated Financial Statements, it is not expected to mitigate the net economic effects of treating uninsured patients. We continue to experience a high level of uncollectible accounts, and until a sustained level of lower unemployment in the areas our hospitals serve is achieved or our business mix improves, we anticipate this trend to continue.

Cost pressures—Labor and supply costs remain a significant cost pressure facing us as well as the industry in general.  In particular, the national nursing shortage continues and remains more serious in key specialties and in certain geographic areas than others, including several areas in which we operate hospitals.  This has increased labor costs for nursing personnel. In addition, state-mandated nurse-staffing ratios in California affect not only our labor costs, but if we are unable to hire the necessary number of nurses to meet the required ratios, they may also cause us to limit patient admissions with a corresponding adverse effect on net operating revenues.  Supply costs also continue to increase as new products and technology are used to improve the quality of care, as well as due to general inflation of supply costs.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS—OVERVIEW

Our results of operations for this quarter compared to the same quarter of the prior year reflect the challenges we have faced in restructuring our operations to focus on a smaller group of general hospitals. Our turnaround timeframe is influenced by industry trends and company-specific challenges that continue to negatively affect our patient volumes, revenue growth and operating expenses. Our future profitability depends on volume growth, reimbursement levels and cost control. Below are some of the financial highlights for the three months ended June 30, 2005 compared to the three months ended June 30, 2004:

•                  Net inpatient revenue per patient day and per admission decreased by 2.0% and 2.3%, respectively, primarily due to the implementation of our discounting of self-pay charges under the Compact, phased in beginning in the second quarter of 2004, which had the effect of reducing net patient revenues, and changes in our payer mix from commercial managed care patients to Medicaid and Medicare managed care patients, which resulted in lower levels of reimbursement.

•                  Outpatient visits and net outpatient revenue decreased by 8.6% and 4.3%, respectively, primarily due to the implementation of our discounting of self-pay charges under the Compact and the sale or closure of certain home health agencies, hospices and clinics beginning in the second quarter of 2004.

•                  Cash provided by operating activities was $184 million during the three months ended June 30, 2005 compared to $144 million during the three months ended June 30, 2004.

•                  Earnings per diluted share from continuing operations increased to breakeven for the three months ended June 30, 2005 up from a loss of $0.36 per diluted share for the three months ended June 30, 2004.

The table below shows the pretax and after-tax impact on continuing operations of (1) an additional provision for doubtful accounts related to the change in how we estimated the net realizable value of self-pay accounts recorded in the second quarter of 2004, (2) impairment and restructuring charges, (3) costs of litigation and investigations, (4) net gains on sales of long-term investments, (5) loss from early extinguishment of debt, (6) adjustments to the valuation allowance for deferred tax assets and (7) reduction in our estimated income tax exposures for the three and six months ended June 30, 2005 and/or 2004:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(Expense) Income

Additional provision for doubtful accounts	$—	$(196)	$—	$(196)
Impairment and restructuring (charges) credits	4	(21)	(5)	(30)
Costs of litigation and investigations	(11)	(9)	(19)	(19)
Net gains on sales of long-term investments	—	6	—	6
Loss from early extinguishment of debt	—	(5)	(15)	(5)
Pretax impact	$(7)	$(225)	$(39)	$(244)
Deferred tax asset valuation allowance	$(10)	$—	$12	$—
Reduction in estimated tax exposures	$23	$—	$23	$—
Total after-tax impact	$8	$(138)	$10	$(149)
Diluted per-share impact of above items	$0.02	$(0.30)	$0.02	$(0.32)
Diluted earnings per share, including above items	$—	$(0.36)	$0.04	$(0.31)

LIQUIDITY AND CAPITAL RESOURCES—OVERVIEW

Net cash provided by operating activities was $700 million in the six months ended June 30, 2005 compared to $85 million in the six months ended June 30, 2004. The principal reasons for the change were an income tax refund of $537 million received in March 2005 and a $163 million payment of a litigation settlement to a former executive of the Company in the first quarter of 2004.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Proceeds from the sales of facilities, long-term investments and other assets during the six months ended June 30, 2005 and 2004 aggregated $117 million and $190 million, respectively.

We are currently in compliance with all covenants in our letter of credit facility and the indentures governing our senior notes. (See Note 5 to the Condensed Consolidated Financial Statements.) At June 30, 2005, we had approximately $214 million of letters of credit outstanding under the letter of credit facility, which was fully collateralized by $263 million of restricted cash on our Condensed Consolidated Balance Sheet. In addition, we had approximately $1.6 billion of unrestricted cash and cash equivalents on hand as of June 30, 2005.

OUTLOOK

We have implemented a variety of programs and initiatives, previously announced and discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 (“Annual Report”), in an effort to address the various challenges that we presently face. However, we do not anticipate significant improvement in operating performance to be achievable in 2005 because overcoming many of these challenges will require time. These challenges include, but are not limited to, ongoing issues resulting from our prior pricing strategy, reduced volume levels, provisions for doubtful accounts, reduced net cash flow from operations, and the need to resolve a number of government investigations and legal actions. We believe that our decision to divest all but 69 of our hospitals, our ongoing program to reduce costs and enhance operating performance, and our clinical quality initiatives will ultimately position us to improve our results of operations. The expected long-term benefits of these initiatives will be temporarily offset by costs to implement our planned initiatives and other costs. In the long term, however, we believe the prospects for the 69 hospitals that we will continue to operate are positive as a whole, relative to their current performance, and the restructuring and other initiatives we have undertaken will position us to improve our future financial performance.

In the short term, our Louisiana and Mississippi operations, which represented approximately 6% of our net operating revenues in the first half of 2005, will be negatively affected by not only the damage caused to our facilities by Hurricane Katrina in late August 2005, but also by loss of revenues, higher bad debt expense and other incremental costs as the closed facilities and surrounding local economies focus on recovery. In addition, we will likely incur significant asset impairment charges in connection with these facilities.  As more fully described in Note 14 to the Condensed Consolidated Financial Statements, aggregate limits for flood damage under our insurance policies may have been reached for the policy period April 1, 2005 through March 31, 2006.  In order to minimize the future financial consequences if our flood limits are exhausted, we are pursuing purchasing a reinstatement of flood limits with our current insurance carriers or possibly purchasing replacement insurance coverage. We cannot provide assurances as to whether such reinstatement coverage will be available or whether we will be able to obtain such coverage on acceptable terms.  If such flood policy limits should be exhausted as a result of Hurricane Katrina and ensuing events, and we were to sustain a subsequent flood loss and if we cannot or do not obtain reinstatement or replacement coverage, our financial position, results of operations or cash flows could be materially adversely affected.

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

•                  Any removal or exclusion of us, or one or more of our subsidiaries’ hospitals, from participation in the Medicare or Medicaid program or any other government health care program.

•                  Our ability to enter into managed care provider arrangements on acceptable terms.

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

•                  Impacts of natural disasters, including our ability to reopen facilities affected by such disasters.

•                  Demographic changes.

•                  Our ability to attract and retain qualified management and other personnel, including physicians, nurses and other health care professionals, and the impact on our labor expenses resulting from a shortage of nurses and other health care professionals.

•                  Our ability to identify and execute on measures designed to save or control costs.

•                  The amount and terms of our indebtedness.

•                  The timing and payment, if any, of any final determination of potential liability as a result of Internal Revenue Service examinations.

•                  The availability of suitable acquisition and divestiture opportunities, and our ability to accomplish proposed acquisitions and divestitures.

•                  The availability and terms of debt and equity financing sources to fund the needs of our business.

•                  Changes in the distribution process or other factors that may increase our costs of supplies.

•                  Other factors and risk factors referenced in this report and our other public filings.

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

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SOURCES OF REVENUE

We receive revenues for patient services from a variety of sources, primarily the federal Medicare program, state Medicaid programs, managed care payers (including preferred provider organizations and health maintenance organizations), indemnity-based health insurance companies, and self-pay patients (patients who do not have health insurance and are not covered by some other form of third-party arrangement).

The table below shows the sources of net patient revenues for our general hospitals, expressed as percentages of net patient revenues from all sources:

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Increase (Decrease)(1)	2005	2004	Increase (Decrease)(1)
Medicare	27.2%	25.9%	1.3%	27.7%	25.9%	1.8%
Medicaid	8.3%	7.0%	1.3%	8.2%	7.2%	1.0%
Managed care(2)	50.2%	49.5%	0.7%	50.4%	49.5%	0.9%
Indemnity, self-pay and other	14.3%	17.6%	(3.3)%	13.7%	17.4%	(3.7)%

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

•                  Congress should extend the existing moratorium that prohibits the development of new limited-service facilities, such as specialty hospitals in which physicians have an ownership interest until January 1, 2007.  The moratorium expired on June 8, 2005.

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

2006 Federal Budget Proposal

On February 7, 2005, the White House released its federal fiscal year (“FFY”) 2006 budget proposal to Congress. The President’s budget proposal assumes: (1) a full market basket increase for hospital inpatient and outpatient services as specified under current law and (2) expansion of the Medicare transfer payment policy for hospital inpatients transferred to post acute settings. The budget proposal also includes (1) an endorsement of a previous MedPAC proposal to address the payment inequities between acute care hospitals and limited-service specialty facilities in which physicians have an ownership interest and (2) a number of reform measures to the Medicaid program, which could reduce federal Medicaid spending, as well as proposed new spending initiatives designed to improve access to health insurance. On April 29, 2005, Congress approved a $10 billion reduction in Medicaid funding over five years as part of a $2.6 trillion fiscal year 2006 nonbinding budget resolution.  We cannot predict the final outcome of the budget or the effect it may have on us.

Annual Update to the Medicare Inpatient Prospective Payment System

Under Medicare law, CMS is required annually to update certain rules governing the prospective payment system (“PPS”) for hospitals. The updates generally become effective October 1, the beginning of the FFY. On August 1, 2005, CMS issued the Changes to the Hospital Inpatient Prospective Payment Systems and FFY 2006 Rates (“Final Rule”). The Final Rule includes the following payment policy changes:

•                  An inflation update for DRG operating payments equal to the hospital market basket percentage, currently estimated at 3.7% for hospitals reporting specified quality data.

•                  A 0.8% inflation update for DRG capital payments.

•                  Expanding the post-acute transfer policy that currently applies to 30 DRGs to 182 DRGs.

•                  A decrease in the cost outlier threshold from $25,800 to $23,600.

•                  Replacing nine cardiovascular DRGs with 12 new DRGs that, according to CMS, “better recognize severity of illness.”

CMS projects that the combined impact of the changes will yield an average 3.4% increase in payments for hospitals in large urban areas (populations over 1 million).  Using the impact percentages in the Final Rule for hospitals in large urban

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

areas applied to our Medicare inpatient PPS payments for the six months ended June 30, 2005 (annualized), the annual impact for all changes in the Final Rule on our hospitals may result in an estimated increase in our Medicare revenues of approximately $55 million.  This includes an estimated decrease in payments of approximately $15 million related to the expansion of the post-acute transfer policy. Because of the uncertainty regarding the outcome of the FFY 2006 budget, and other factors that may influence our future PPS payments including admission volumes, length of stay and case mix, we cannot provide any assurances regarding these estimates.

Annual Update to the Medicare Outpatient Prospective Payment System

On July 18, 2005, CMS issued the Proposed Changes to the Hospital Outpatient Prospective Payment System and Calendar Year 2006 Payment Rates. Among the changes CMS is proposing are:

•              A 3.2 % inflation update in Medicare payment rates in 2006 for outpatient services.

•              To continue to lower the coinsurance rates that Medicare patients have to pay for outpatient services.

•              To reduce payments for some diagnostic imaging procedures to reflect their limited additional cost when they are performed with other imaging procedures in the same session with the patient.

CMS projects that the combined impact of the proposed changes will yield an average 1.9% increase in payments for all hospitals, and an average of 0.8% increase in payments for hospitals located in large urban areas (populations over one million). Using the impact percentages in the proposed rule for hospitals in large urban areas applied to our Medicare outpatient PPS payments for the six months ended June 30, 2005 (annualized), the annual impact for all changes in the proposed rule on our hospitals may result in an estimated increase in our Medicare revenues of approximately $3 million.  Because of the uncertainty regarding the outcome of the FFY 2006 budget, modifications to the payment policies contained in the proposed rule, and other factors that may influence our future outpatient PPS payments including volumes and case mix, we cannot provide any assurances regarding these estimates.

Inpatient Rehabilitation Reimbursement

On August 1, 2005, CMS issued the Final Rule for the Inpatient Rehabilitation Facility (“IRF”) Prospective Payment System for FFY 2006 (“IRF-PPS Final Rule”).  CMS projects that the impact of the payment policy changes will yield an average 5.3% increase in payments for hospital units in urban areas. For hospitals in urban areas, CMS projects that the proposed changes will yield an average 0.0% change in payments.  Applying these impact percentages to our Medicare IRF-PPS payments for the six months ended June 30, 2005 (annualized), the annual impact for all changes on our IRF hospitals and hospital units may result in an estimated increase in our Medicare revenues of approximately $4 million. Because of the uncertainty of the factors that may influence our future IRF-PPS payments, including admission volumes, length of stay and case mix, and the impact of compliance with IRF admission criteria rules discussed below, we cannot provide any assurances regarding these estimates.

On June 21, 2005, CMS issued a notice announcing it will proceed with implementing the revised and expanded classification criteria for IRFs it adopted in a May 7, 2004 final rule.  In January 2005, CMS suspended enforcement of the classification criteria in response to a provision of the Consolidated Appropriations Act, 2005, that directed CMS not to change the status of certain IRFs for their failure to comply with the classification criteria in the May 7, 2004 rule until it had reviewed recommendations from a then-pending study by the United States Government Accountability Office (“GAO”) of clinically appropriate IRF classification criteria.  The GAO issued its report and recommendations in April 2005.  The GAO recommended that CMS further identify subgroups of patients within a condition that would better identify patients that appear to need an IRF level of care, based upon research and review of IRF cases.  Significantly, the GAO did not recommend the CMS delay implementing the revised criteria specified in the May 7 final rule pending further refinement.  Accordingly, the June 2005 CMS notice lifts the suspension of enforcement of the criteria in the final rule.

At June 30, 2005, we operated two inpatient rehabilitation hospitals, and 20 of our general hospitals operated inpatient rehabilitation units.  Based on the most recent data available, approximately 30% of those 20 hospital units and one inpatient rehabilitation hospital do not meet the compliance threshold.  Compliance thresholds for subsequent years are scheduled to be 60%, 65% and finally 75%.  If our rehabilitation hospital and units fail to continue to qualify as inpatient facilities, our business, financial position, results of operations or cash flows could be materially adversely affected.

Medicare contractors (fiscal intermediaries and carriers) are authorized to issue local coverage determinations

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(“LCD”).  An LCD is a decision by a fiscal intermediary or carrier whether to cover a particular service on an intermediary-wide or carrier-wide basis resulting from a determination as to whether the service is reasonable and necessary.  During the second quarter, our fiscal intermediary issued a controversial LCD regarding inpatient rehabilitation services.  This LCD establishes comparatively restrictive admission criteria to the clinical conditions required for Medicare payment for inpatient rehabilitation services.  Our rehabilitation hospitals and units may experience a decline in admissions and greater difficulty meeting the aforementioned IRF classification compliance thresholds as a result of this LCD.

Specialty Hospitals

On June 9, 2005, CMS announced the next steps it will take in connection with the end of an 18-month moratorium imposed by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 as to new specialty hospitals, which expired on June 8, 2005.  CMS has instructed Medicare fiscal intermediaries not to process new provider enrollment applications for specialty hospitals until further notice.  In addition, CMS stated that it will undertake the following steps during the suspension to reform Medicare payments that may provide specialty hospitals with an unfair advantage over other types of providers, such as community hospitals or ambulatory surgical centers (“ASCs”): (1) reform payment rates for inpatient hospital services through changes to the DRG system; (2) reform payment rates for ASCs; (3) review procedures for approving hospitals for participation in Medicare and closely scrutinize processes for approving and starting to pay new specialty hospitals; and (4) seek public comment on the appropriate standards for specialty hospitals.  According to CMS, these steps are designed to promote true and fair competition in hospital services, while improving quality and avoiding unnecessary costs for patients and for the Medicare program.

Medicare

The major components of our net patient revenues for services provided to patients enrolled in the Traditional Medicare Plan for the three and six months ended June 30, 2005 and 2004 are set forth in the table below:

	Three Months Ended June 30		Six Months Ended June 30
Revenue Descriptions	2005	2004	2005	2004

Diagnosis-related group—operating	$356	$341	$749	$721
Diagnosis-related group—capital	36	37	77	78
Outlier	19	14	39	28
Outpatient	105	107	213	217
Disproportionate share	55	52	113	106
Direct Graduate and Indirect Medical Education	32	31	65	61
Psychiatric, rehabilitation and skilled nursing facilities – inpatient and other	43	66	86	113
Adjustments for valuation allowance and prior-year cost report settlements	1	(4)	2	(20)
Total Medicare net patient revenues	$647	$644	$1,344	$1,304

Medicaid

Estimated payments under various state Medicaid programs, excluding state-funded managed care programs, constituted approximately 8% of net patient revenues at our continuing general hospitals for each of the three and six months ended June 30, 2005. These payments are typically based on fixed rates determined by the individual states. We also receive disproportionate-share payments under various state Medicaid programs. For the three and six months ended June 30, 2005, our disproportionate-share payments and other state-funded subsidies were approximately $28 million and $45 million, and for the three and six months ended June 30, 2004, they were approximately $25 million and $45 million, respectively.

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

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRIVATE INSURANCE

Managed Care

We currently have thousands of managed care contracts with various health maintenance organizations (“HMOs”) and Preferred Provider Organizations (“PPOs”). HMOs generally maintain a full-service health care delivery network comprised of physician, hospital, pharmacy and ancillary service providers that HMO members must access through an assigned “primary care” physician. The member’s care is generally managed by his or her primary care physician and other network providers in accordance with the HMO’s quality assurance and utilization review guidelines so that appropriate health care can be efficiently delivered in the most cost-effective manner. HMOs typically provide no benefit or reimbursement to their members who use non-contracted health care providers.

PPOs generally offer limited benefits to members who use non-contracted health care providers. PPO members who use contracted health care providers receive a preferred benefit, typically in the form of lower co-payments or deductibles. As employers and employees have demanded more choice, managed care plans have developed hybrid products that combine elements of both HMO and PPO plans.

The amount of our net patient revenue under managed care contracts during both the three months ended June 30, 2005 and 2004 was $1.2 billion and during both the six months ended June 30, 2005 and 2004 was $2.4 billion.  It is anticipated to be approximately $5 billion for our continuing operations for the full fiscal year 2005. Approximately 36% of our managed care net patient revenues during the six months ended June 30, 2005 related to our top five managed care payers. At June 30, 2005 and December 31, 2004, approximately 57% and 55%, respectively, of our net accounts receivable related to continuing operations are due from managed care providers.

The table below shows the managed care admissions by type for our general hospitals, expressed as percentages of total managed care admissions:

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Increase (Decrease)(1)	2005	2004	Increase (Decrease)(1)
Non-governmental	65.4%	68.3%	(2.9)%	65.1%	68.2%	(3.1)%
Governmental	34.6%	31.7%	2.9%	34.9%	31.8%	3.1%

(1)               The change is the difference between the 2005 and 2004 amounts shown.

A majority of our managed care contracts are “evergreen” contracts. Evergreen contracts extend automatically every year, but may be renegotiated or terminated by either party after giving 90 to 120 days notice. National payers generate in excess of 37% of our total net managed care revenues, although these agreements are often negotiated on a local or regional basis. The remainder comes from regional or local payers.  Through June 30, 2005, we have successfully negotiated approximately 45% of managed care revenues anticipated on an annual basis.

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

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have been working to transition key managed care payers to contracts that use fixed, predictable market-based per diems and/or DRG methodology and that are less dependent on stop-loss payments, and that provide for market-based rate escalators and terms and conditions designed to help us reduce our provision for doubtful accounts.

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

Self-pay accounts pose significant collectibility problems. At both June 30, 2005 and December 31, 2004, approximately 8% of our net accounts receivable related to continuing operations are due from self-pay patients. The majority of our provision for doubtful accounts relates to self-pay patients. We are taking multiple actions in an effort to mitigate the effect on us of the rapid growth in uninsured patients and the related economic impact. These initiatives include conducting detailed reviews of intake procedures in hospitals facing the greatest pressures, and enhancing and updating intake best practices for all of our hospitals. Hospital-specific reports detailing collection rates by type of patient were developed to help the hospital management teams better identify areas of vulnerability and opportunities for improvement. Also, we have completely redesigned our self-pay collection workflows, enhanced technology and improved staff training in an effort to increase collections.

Over the longer term, several other initiatives we have previously announced and begun to implement should also help address this emerging challenge. For example, our Compact, which is discussed in Note 1 to the Condensed Consolidated Financial Statements, is enabling us to offer lower rates to uninsured patients who historically have been charged standard gross charges.

We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per diem amount for services received, subject to a cap.  Except for the per diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; and, therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. For the six months ended June 30, 2005, $307 million in charity care gross charges were excluded from net operating revenues and provision for doubtful accounts compared to $287 million for the six months ended June 30, 2004.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following two tables show a summary of our net operating revenues, operating expenses and operating income or loss from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net operating revenues:
General hospitals	$2,360	$2,444	$4,802	$4,963
Other operations	61	61	118	116
Net operating revenues	2,421	2,505	4,920	5,079
Operating expenses:
Salaries, wages and benefits	1,114	1,089	2,238	2,180
Supplies	447	425	904	859
Provision for doubtful accounts	153	482	311	759
Other operating expenses	539	587	1,073	1,118
Depreciation	86	90	176	180
Amortization	6	5	12	10
Impairment and restructuring charges (credits)	(4)	21	5	30
Costs of litigation and investigations	11	9	19	19
Loss from early extinguishment of debt	—	5	15	5
Operating income (loss)	$69	$(208)	$167	$(81)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	(% of Net Operating Revenues)
Net operating revenues:
General hospitals	97.5%	97.6%	97.6%	97.7%
Other operations	2.5%	2.4%	2.4%	2.3%
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	46.0%	43.5%	45.5%	42.9%
Supplies	18.5%	17.0%	18.4%	16.9%
Provision for doubtful accounts	6.3%	19.2%	6.3%	15.0%
Other operating expenses	22.3%	23.4%	21.8%	22.0%
Depreciation	3.5%	3.6%	3.6%	3.5%
Amortization	0.2%	0.2%	0.2%	0.2%
Impairment and restructuring charges (credits)	(0.2)%	0.8%	0.1%	0.6%
Costs of litigation and investigations	0.5%	0.4%	0.4%	0.4%
Loss from early extinguishment of debt	—%	0.2%	0.3%	0.1%
Operating income (loss)	2.9%	(8.3)%	3.4%	(1.6)%

Net operating revenues of our continuing general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (primarily rental income, management fee revenue and income from services such as cafeteria, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations consist primarily of revenues from (1) physician practices, (2) rehabilitation hospitals, long-term-care facilities and specialty hospitals located on or near the same campuses as our general hospitals and (3) equity in earnings of unconsolidated affiliates that are not directly associated with our general hospitals.

Net operating revenues from our other operations were $61 million in both the three months ended June 30, 2005 and 2004 and were $118 million and $116 million for the six months ended June 30, 2005 and 2004, respectively, including equity earnings of unconsolidated affiliates of $8 million and $4 million for the three months ended June 30, 2005 and 2004,

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

respectively, and $10 million in both the six months ended June 30, 2005 and 2004.  As we continue to focus on our general hospital operations, the revenue attributable to our other operations may decrease.

The table below shows certain selected historical operating statistics for our continuing general hospitals:

	Three Months Ended June 30				Six Months Ended June 30
	2005	2004	Increase (Decrease)		2005	2004	Increase (Decrease)
	(Dollars in Millions, Except Per Patient Day, Per Admission and Per Visit Amounts)

Net inpatient revenues(2)	$1,599	$1,650	(3.1)%		$3,298	$3,354	(1.7)%
Net outpatient revenues(2)	$727	$760	(4.3)%		$1,436	$1,539	(6.7)%
Number of general hospitals (at end of period)	69	69	—	(1)	69	69	—	(1)
Licensed beds (at end of period)	17,897	17,976	(0.4)%		17,897	17,976	(0.4)%
Average licensed beds	17,930	17,839	0.5%		17,927	17,804	0.7%
Utilization of licensed beds(5)	53.0%	54.0%	(1.0	)%(1)	55.5%	56.1%	(0.6	)%(1)
Patient days	865,396	875,841	(1.2)%		1,799,599	1,819,438	(1.1)%
Equivalent patient days(4)	1,222,322	1,227,690	(0.4)%		2,513,487	2,525,086	(0.5)%
Net inpatient revenue per patient day	$1,848	$1,885	(2.0)%		$1,833	$1,843	(0.5)%
Admissions(3)	168,526	169,844	(0.8)%		346,984	349,303	(0.7)%
Equivalent admissions(4)	239,747	240,104	(0.1)%		487,972	488,465	(0.1)%
Net inpatient revenue per admission	$9,488	$9,715	(2.3)%		$9,505	$9,602	(1.0)%
Average length of stay (days)	5.1	5.2	(0.1	)(1)	5.2	5.2	—	(1)
Surgeries	125,907	122,852	2.5%		249,008	249,140	(0.1)%
Net outpatient revenue per visit	$542	$518	4.6%		$528	$516	2.3%
Outpatient visits	1,341,793	1,468,350	(8.6)%		2,717,949	2,985,428	(9.0)%

(1)          The change is the difference between 2005 and 2004 amounts shown.

(2)          Net inpatient revenues and net outpatient revenues are components of net operating revenues.

(3)          Self-pay admissions represented 3.8% and 3.5% of total admissions for the three months ended June 30, 2005 and 2004, and 3.6% and 3.4% for the six months ended June 30, 2005 and 2004, respectively.

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

The table below shows certain selected historical operating statistics for our continuing general hospitals on a same-hospital basis as of June 30, 2005 (these statistics exclude two general hospitals, Centennial Medical Center and St. Francis Hospital—Bartlett, which both opened in 2004):

	Three Months Ended June 30				Six Months Ended June 30
	2005	2004	Increase (Decrease)		2005	2004	Increase (Decrease)
	(Dollars in Millions, Except Per Patient Day, Per Admission and Per Visit Amounts)

Net inpatient revenues	$1,584	$1,649	(3.9)%		$3,272	$3,353	(2.4)%
Net outpatient revenues	$715	$758	(5.7)%		$1,414	$1,537	(8.0)%
Number of general hospitals (at end of period)	67	67	—	(1)	67	67	— (1)
Average licensed beds	17,712	17,769	(0.3)%		17,713	17,770	(0.3)%
Patient days	859,775	875,364	(1.8)%		1,788,163	1,818,961	(1.7)%
Net inpatient revenue per patient day	$1,842	$1,884	(2.2)%		$1,830	$1,843	(0.7)%
Admissions	167,265	169,702	(1.4)%		344,526	349,161	(1.3)%
Net inpatient revenue per admission	$9,470	$9,717	(2.5)%		$9,497	$9,603	(1.1)%
Average length of stay (days)	5.1	5.2	(0.1	)(1)	5.2	5.2	— (1)
Net outpatient revenue per visit	$538	$517	4.1%		$525	$515	1.9%
Outpatient visits	1,328,871	1,466,866	(9.4)%		2,692,883	2,983,944	(9.8)%

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

During the three and six months ended June 30, 2005, we reported net operating revenues from continuing operations that were lower than in the three and six months ended June 30, 2004.  Outpatient visits, patient days and admissions from our continuing general hospitals were lower during the six months ended June 30, 2005 compared to the six months ended June 30, 2004 by 9.0%, 1.1% and 0.7%, respectively. We believe the following factors are contributing to the decline in our inpatient and outpatient volume levels: (1) loss of volume to competing health care providers; (2) physician recruitment, retention and attrition; (3) contentious managed care contract negotiations, or in some cases terminations; and (4) negative publicity about us as a result of lawsuits and government investigations, which impact our relationships with physicians and patients. Our inpatient and outpatient volume levels were also impacted by the sale or closure of certain home health agencies, hospices, clinics, and skilled nursing and rehabilitation units beginning in the second quarter of 2004.

Net inpatient revenue during the three and six months ended June 30, 2005, on an overall basis, declined 3.1% and 1.7%, respectively, compared to the same periods in 2004. The declines were attributable to various positive and negative factors.  Net inpatient Medicare and Medicaid revenue increased during the three and six months ended June 30, 2005 compared to the prior year period, while indemnity, self-pay and other net inpatient revenue decreased due primarily to $69 million and $149 million of discounts recorded on inpatient self-pay accounts under the Compact, respectively, compared to discounts of $17 million during the three and six months ended June 30, 2004. Under the Compact, the discount offered to uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time self-pay accounts are recorded, as more fully described in Note 1 to the Condensed Consolidated Financial Statements. Since the implementation of the discounting provisions of the Compact beginning in the second quarter of 2004, our self-pay revenue per patient day and per admission has decreased, reflecting the discounts recognized. Adjustments for cost report valuation allowances and prior-year cost report settlements related to Medicare and Medicaid decreased total revenues in the quarters ended June 30, 2005 and 2004 by $1 million and $7 million, respectively, and by $2 million and $23 million in the six months ended June 30, 2005 and 2004.

Net inpatient revenues were also negatively impacted by a slight decline in our managed care revenue. We have seen a shift starting in 2004 in our managed care patient mix towards managed care plans with lower levels of reimbursement. This trend includes: (1) a shift towards more national payers whose contract terms generate lower yields; and (2) a greater mix within our managed care volume of patients who have selected managed care Medicare and Medicaid insurance plans, which generate a lower yield than commercial managed care plans. It has been our objective to modify payment methodologies with key managed care payers to reflect a more predictable yield, which is less dependent on stop-loss payments, with stronger increases in base rates. Specifically, stop-loss revenue has declined due to conversion of payment methodologies during contract negotiations. Managed care stop-loss payments decreased to approximately $117 million and $237 million during the three and six months ended June 30, 2005, respectively, from approximately $152 million and $304 million during the three and six months ended June 30, 2004, respectively.  Our managed care net inpatient revenues during 2005 were also negatively affected by a reclassification adjustment of approximately $26 million related to several settlements of disputed accounts receivable.  As a result of these settlements, adjustments were made to increase contractual allowances, which reduced net inpatient revenues, and a corresponding positive adjustment was recorded to reduce bad debt expense.

Net outpatient revenues decreased during the three and six months ended June 30, 2005 compared to the same periods last year. Net outpatient revenues were also negatively impacted by the implementation of the Compact. During the three and six months ended June 30, 2005, approximately $77 million and $152 million in discounts were recorded on outpatient self-pay accounts under the Compact, respectively, compared to discounts of $11 million during the three and six months ended June 30, 2004. As previously mentioned, outpatient visits also decreased 9.0% for the six months ended June 30, 2005 compared to the prior year period due primarily to the sale or closure of certain home health agencies, hospices and clinics beginning in the second quarter of 2004. These businesses typically generate lower revenue per visit amounts than other outpatient services, so this decrease had a smaller proportional percentage impact on net outpatient revenue per visit than on outpatient visits.

SALARIES, WAGES AND BENEFITS

Salaries, wages and benefits expense as a percentage of net operating revenues increased for the three and six months ended June 30, 2005 compared to the same periods in 2004. The increases in salaries, wages and benefits expense during these periods can be attributed to the wage and benefit pressures created by the current nursing shortage in many of our markets, state-mandated nurse-staffing ratios, standard merit increases for our employees, increased health and other benefit

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

costs, increased labor union activity at certain of our hospitals, our lower net operating revenues in 2005, which was due in part to the discounting of self-pay accounts under the Compact, described above, and lower volume levels. A decline in patient volumes that reduces net operating revenues increases the percentage as a result of certain fixed staffing costs that are not reduced when volumes decrease.

We have experienced and expect to continue to experience significant salary, wage and benefit pressures created by the nursing shortage throughout the country. In addition, approximately 17% of our employees were represented by labor unions as of June 30, 2005. On March 15, 2005, certain employees of Parkway Regional Medical Center elected the Service Employees International Union (“SEIU”) as their collective bargaining representative.  This hospital is one of the two hospitals in Florida covered by our agreement with the SEIU that provides a framework for prenegotiated salaries, wages and benefits.  As union activity increases at our hospitals, our salaries, wages and benefits expense is likely to increase more rapidly than our net operating revenues. In the third quarter of 2005, labor union contracts at four hospitals in California, representing 1% of our employees, will expire and be migrated to an existing agreement that provides a framework for pre-negotiated salaries, wages and benefits and streamlines the contract negotiation process for all of our California hospitals.  We do not expect the expiration of these contracts to have a material adverse affect on our results of operations.

Labor costs remain a significant cost pressure facing us as well as the health care industry in general.  The national nursing shortage continues and remains more serious in key specialties and in certain geographic areas than others, including several areas in which we operate hospitals.  This has increased labor costs for nursing personnel. In addition, state-mandated nurse-staffing ratios in California affect not only our labor costs, but if we are unable to hire the necessary number of nurses to meet the required ratios, they may also cause us to limit patient admissions with a corresponding adverse effect on net operating revenues.

SUPPLIES

Supplies expense as a percentage of net operating revenues increased for the three and six months ended June 30, 2005 compared to the same periods in 2004. The increase in supplies expense was primarily attributable to higher orthopedic, pharmaceutical, pacemaker and implants supply costs. In the case of pacemakers and implants, the higher costs are associated primarily with new products or technology used to provide a higher quality of care to our patients, whereas the higher orthopedic costs primarily reflect inflation of prices.  Higher pharmaceutical costs reflect a combination of new products and inflation.  In addition, further contributing to the percentage increase was the decline in net operating revenues due to discounting of self-pay accounts under the Compact described above.

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

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts as a percentage of net operating revenues decreased for the three and six months ended June 30, 2005 compared to the same periods in 2004.

The decrease in the provision for doubtful accounts during the three and six months ended June 30, 2005 and 2004 was primarily attributable to implementation of the Compact and a charge of $196 million in June 2004 when we changed how we estimated the net realizable value of self-pay accounts. By offering managed care-style discounts, we are charging the uninsured more affordable rates, whereby they may be better able to meet their financial obligations to pay for services we provide them. The discounts recorded as contractual allowances during the three and six months ended June 30, 2005 were approximately $146 million and $301 million, respectively, compared to $28 million in the three and six months ended June 30, 2004. However, we do not expect the Compact to have a material effect on the net economic impact of treating self-pay patients. Prior to implementation of the discounting provisions under the Compact, the vast majority of these accounts were ultimately recognized to be uncollectible, and as a result, were then recorded in our provision for doubtful accounts. The majority of our provision for doubtful accounts still relates to self-pay patients. Collection of accounts receivable has been a key area of focus, particularly over the past two years, as we have experienced adverse changes in our business mix. Our current estimated collection rate on self-pay accounts, which includes co-payments and deductibles to be made by patients, is

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

approximately 22%, including collections from point-of-service through collections by our in-house collection agency or external collection vendors.  This self-pay collection rate now includes payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being classified and assigned to our in-house self-pay collection group.  Previous disclosures did not include these payments because the amounts were paid prior to the account being assigned to our in-house self-pay collection group.  We believe this all-inclusive payment percentage provides additional information on our self-pay collection performance. The comparable self-pay collection percentage as of December 31, 2004 was approximately 22%.

Payment pressure from managed care payers has also affected our provision for doubtful accounts. We continue to experience ongoing managed care payment delays and disputes; however, we are working with these payers to obtain adequate and timely reimbursement for our services. In the second quarter of 2005, bad debt expense included a positive adjustment of approximately $34 million to reduce bad debt expense for disputed managed care receivables that were ultimately settled. As a result of these settlements, a corresponding adjustment was recorded to increase contractual allowances, which reduced net operating revenues by approximately $30 million. Our current estimated collection rate on managed care accounts is approximately 95%, which includes collections from point-of-service through collections by our in-house collection agency or external collection vendors.

As of June 30, 2005, we had a cumulative total of patient account assignments dating back at least three years or older of approximately $4.3 billion related to our continuing operations being pursued by our in-house and outside collection agencies or vendors. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts in collection is determined based on our historical experience and recorded in accounts receivable.

The provision for doubtful accounts in the quarter ended June 30, 2005 was also slightly lower than our past several quarters due in part to several settlements of disputed managed care receivables and improved collections, which resulted in accounts receivable days outstanding (“AR Days”) from continuing operations decreasing to 56 days at June 30, 2005, compared to 57 days at December 31, 2004. AR Days at June 30, 2005 is within our target of below 60 days. This amount is calculated as our accounts receivable from continuing operations on that date divided by our revenue from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

We manage our provision for doubtful accounts using hospital specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections and (3) accounts receivable aging. The following tables present the approximate aging by payer of our continuing operations’ net accounts receivable of $1.551 billion and $1.605 billion, excluding cost report settlements and valuation allowances of $53 million and $118 million, at June 30, 2005 and December 31, 2004, respectively:

	June 30, 2005
	Medicare	Medicaid	Managed Care	Indemnity, Self Pay and Other	Total
0-60 days	96%	70%	73%	47%	70%
61-120 days	2%	21%	15%	14%	14%
121-180 days	2%	9%	8%	7%	7%
Over 180 days	—%	—%	4%	32%	9%
Total	100%	100%	100%	100%	100%

	December 31, 2004
	Medicare	Medicaid	Managed Care	Indemnity, Self Pay and Other	Total
0-60 days	93%	64%	74%	47%	72%
61-120 days	6%	23%	15%	18%	15%
121-180 days	1%	13%	7%	9%	7%
Over 180 days	—%	—%	4%	26%	6%
Total	100%	100%	100%	100%	100%

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

The following table shows the approximate amount of net accounts receivable in our MEP still awaiting determination of eligibility under a government program at June 30, 2005 and December 31, 2004, by aging category:

	June 30	December 31
	2005	2004 (2)
0-60 days	$54	$39
61-120 days	15	14
121-180 days	6	7
Over 180 days(1)	—	—
Total	$75	$60

(1)          Includes accounts receivable of $9 million and $8 million at June 30, 2005 and December 31, 2004, respectively, that are fully reserved.

(2)          The December 31, 2004 balances now exclude amounts approved by Medicaid, that had not yet been paid, to be comparable with the June 30, 2005 balances.

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

We are taking numerous actions to address specifically the growth in uninsured patients. These initiatives include conducting detailed reviews of intake procedures in hospitals facing these pressures, and introducing intake best practices to all of our hospitals. We have redesigned our self-pay collection workflows, enhanced technology and improved staff training in an effort to increase collections.

Our implementation of our previously announced three-year plan to consolidate billing and collection activities, which was modified in February 2004 to exclude certain hospitals that already have equally effective hospital-based business office operations, is substantially complete and includes approximately 81% of our continuing general hospitals. We are beginning to experience improved performance from this initiative and anticipate continued improvement with enhanced efficiencies. We also continue to benchmark the performance of the regional business offices with the performance of the hospital-based business offices to determine the need for additional consolidation of collection activities. In addition, our previously announced initiative to standardize patient accounting systems is substantially complete and should allow us to obtain better operational data at a consolidated level, and provide us with tools to more quickly diagnose and address business mix shifts and the related impact on our provision for doubtful accounts.

OTHER OPERATING EXPENSES

Included in other operating expenses is malpractice expense of $58 million and $110 million for the three and six months ended June 30, 2005 compared to $100 million and $162 million for the three and six months ended June 30, 2004, respectively. The decline in malpractice expense is substantially due to the second quarter of 2004 including additional expense as a result of (1) the increasing of reserves reflecting adverse loss development and (2) changes in claim payment patterns whereby a shorter maturity discount rate began to be used. Also included in other operating expenses is a net gain of $6 million and $16 million for the six months ended June 30, 2005 and 2004, respectively, from the sale of certain home health agencies, hospices and clinics.

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL AND RESTRUCTURING CHARGES

During the three and six months ended June 30, 2005, we recorded impairment and restructuring charges (credits) of $(4) million and $5 million, respectively, including primarily the reversal of $12 million of restructuring reserves recorded in prior periods, compared to restructuring charges of $21 million and $30 million for the three and six months ended June 30,

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2004. See Note 4 to the Condensed Consolidated Financial Statements for additional detail of these charges, reversal of reserves and related liabilities.

Based on future financial trends and the possible impact of negative trends on our future outlook, further impairments of long-lived assets and goodwill may occur, and we will incur additional restructuring charges.

COSTS OF LITIGATION AND INVESTIGATIONS

Costs of litigation and investigations in continuing operations for the three and six months ended June 30, 2005 were $11 million and $19 million, respectively, compared to $9 million and $19 million for the three and six months ended June 30, 2004.  These expenses consisted primarily of estimated minimum liabilities and costs to defend ourselves in various lawsuits, as described in Note 10 to the Condensed Consolidated Financial Statements.

LOSS FROM EARLY EXTINGUISHMENT OF DEBT

In connection with the early redemption of senior notes in February 2005, we recorded a $15 million loss on extinguishment of debt, representing premiums paid and the write-off of unamortized debt issuance costs.  A loss on extinguishment of debt of $5 million was recorded in June 2004 in connection with the repurchase of senior notes.

OPERATING INCOME (LOSS)

Operating expenses as a percent of net operating revenues in the three and six months ended June 30, 2005 were lower compared to the same periods in 2004. Lower provision for doubtful accounts, malpractice expense and restructuring costs, were partially offset by a higher salaries, wages and benefits expense, supply costs and loss from early extinguishment of debt.

INTEREST EXPENSE

The increase in interest expense for the three and six months ended June 30, 2005 compared to the same period in 2004 was largely attributable to the issuance of $1 billion and $800 million of senior notes in June 2004 and January 2005, respectively, and the partial use of the proceeds to retire lower rate debt with maturity dates in 2006 and 2007. (See Note 5 to the Condensed Consolidated Financial Statements.)

INCOME TAX BENEFIT (EXPENSE)

The income tax (expense) benefit for the three and six months ended June 30, 2005 includes an increase in the valuation allowance against deferred tax assets of $10 million and a decrease in the valuation allowance of $12 million, respectively.  We established a valuation allowance in the fourth quarter of 2004 as a result of assessing the realization of our deferred tax assets based on the fact that we incurred significant impairment charges, legal settlements and continued adverse results of operations, combined with having a cumulative loss for the three-year period ended December 31, 2004, which is considered “negative evidence” under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). We concluded that, as a result of this negative evidence, SFAS 109 precludes us from relying upon our forecasts of future income for the purpose of supporting the realization of the deferred tax assets under the more likely than not standard. (See Note 15 to the Consolidated Financial Statements included in the Annual Report.) During the quarter ended June 30, 2005, we reduced our estimated exposures for audit contingencies by $23 million to reflect a partial settlement with the Internal Revenue Service of certain disputed issues.

PRO FORMA INFORMATION

In light of the additional charge to the provision for doubtful accounts related to the change in how we estimated the net realizable value of self-pay accounts and the discounts for uninsured patients phased-in under the Compact, both recorded in the second quarter of 2004, we are supplementing certain historical information with information presented on a pro forma basis as if we had recorded no additional provision for doubtful accounts and had not implemented the discounts under the Compact during the periods indicated. This information includes numerical measures of our historical performance that have the effect of depicting such measures of financial performance differently from that presented in our Condensed Consolidated Financial Statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and that are defined under SEC rules as “non-GAAP financial measures.” We believe that the information presented on this pro forma basis is important to our shareholders in order to show the effect that these items had on elements of our historical results of operations and provide important insight into our operations in terms of other underlying business trends, without necessarily estimating or suggesting their effect on our future results of operations. This supplemental information has inherent limitations because the additional provision for doubtful accounts recorded during the three months ended June 30, 2004 and discounts under the Compact during the periods presented are not indicative of future periods. We compensate for these inherent limitations by also utilizing comparable GAAP measures. In spite of the limitations, we find the supplemental information useful to the extent it better enables us and our investors to evaluate bad debt trends and other expense line items, and we believe the consistent use of this supplemental information provides us and our investors with reliable period-to-period comparisons. Costs in our business are largely influenced by volumes and thus are generally analyzed as a percent of net operating revenues, so we provide this additional analytical information to better enable investors to measure expense categories between periods. Based on requests by certain shareholders, we believe that our investors find these non-GAAP measures useful as well.

The tables that follow illustrate certain actual operating expenses as a percent of net operating revenues, net inpatient revenue per admission and net outpatient revenue per visit for the six months ended June 30, 2005 and 2004, as if we had recorded no additional provision for doubtful accounts in the second quarter of 2004 and had not implemented the discounts under the Compact during the periods indicated. The tables also illustrate same-hospital (excludes two general hospitals, Centennial Medical Center and St. Francis Hospital—Bartlett, which both opened in 2004) net inpatient revenue per admission and same-hospital net outpatient revenue per visit adjusted as described above for the six months ended June 30, 2005 and 2004. The tables include reconciliations of GAAP measures to non-GAAP measures. Investors are encouraged, however, to use GAAP measures when evaluating our financial performance.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30, 2005
	GAAP Amounts	Compact Adjustments	Non-GAAP Amounts
	(Dollars in Millions, Except Per Admission and Per Visit Amounts)

Net operating revenues	$4,920	$301	$5,221
Operating expenses:
Salaries, wages and benefits	2,238	—	2,238
Supplies	904	—	904
Provision for doubtful accounts	311	277	588
Other operating expenses	1,073	—	1,073

As a percent of net operating revenues
Net operating revenues	100.0%		100.0%
Operating expenses:
Salaries, wages and benefits	45.5%		42.9%
Supplies	18.4%		17.3%
Provision for doubtful accounts	6.3%		11.3%
Other operating expenses	21.8%		20.5%

Continuing general hospitals
Net inpatient revenue	$3,298	$149	$3,447
Net outpatient revenue	$1,436	$152	$1,588
Admissions	346,984		346,984
Outpatient visits	2,717,949		2,717,949
Net inpatient revenue per admission	$9,505	$429	$9,934
Net outpatient revenue per visit	$528	$56	$584

Same-hospital
Net inpatient revenue	$3,272	$149	$3,421
Net outpatient revenue	$1,414	$151	$1,565
Admissions	344,526		344,526
Outpatient visits	2,692,883		2,692,883
Net inpatient revenue per admission	$9,497	$432	$9,929
Net outpatient revenue per visit	$525	$56	$581

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30, 2004
	GAAP Amounts	Compact and Bad Debt Adjustments		Non-GAAP Amounts
	(Dollars in Millions, Except Per Admission and Per Visit Amounts)

Net operating revenues	$5,079	$28		$5,107
Operating expenses:
Salaries, wages and benefits	2,180	—		2,180
Supplies	859	—		859
Provision for doubtful accounts	759	(170	)(1)	589
Other operating expenses	1,118	—		1,118

As a percent of net operating revenues
Net operating revenues	100.0%			100.0%
Operating expenses:
Salaries, wages and benefits	42.9%			42.7%
Supplies	16.9%			16.8%
Provision for doubtful accounts	15.0%			11.5%
Other operating expenses	22.0%			21.9%

Continuing general hospitals
Net inpatient revenue	$3,354	$17		$3,371
Net outpatient revenue	$1,539	$11		$1,550
Admissions	349,303			349,303
Outpatient visits	2,985,428			2,985,428
Net inpatient revenue per admission	$9,602	$49		$9,651
Net outpatient revenue per visit	$516	$3		$519

Same-hospital
Net inpatient revenue	$3,353	$17		$3,370
Net outpatient revenue	$1,537	$11		$1,548
Admissions	349,161			349,161
Outpatient visits	2,983,944			2,983,944
Net inpatient revenue per admission	$9,603	$49		$9,652
Net outpatient revenue per visit	$515	$3		$518

(1) Represents a $26 million impact due to the Compact, offset by $196 million of additional provision for doubtful accounts.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

Our obligations to make future cash payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees and standby letters of credit, are summarized in the table below, as of June 30, 2005:

		Years ending December 31					Later
	Total	2005	2006	2007	2008	2009	Years
Long-term debt(1)	$8,659	$207	$382	$382	$381	$381	$6,926
Capital lease obligations	28	2	2	20	1	1	2
Long-term non-cancelable operating leases	649	80	152	135	113	59	110
Standby letters of credit and guarantees	271	225	11	9	8	6	12
Purchase commitments	461	453	2	1	1	1	3
Total	$10,068	$967	$549	$547	$504	$448	$7,053

(1)          Includes interest on debt through maturity date.

Our capital expenditures primarily relate to the design and construction of new buildings, expansion and renovation of existing facilities, including amounts to comply with applicable laws and regulations, equipment and information systems additions and replacements, introduction of new medical technologies and various other capital improvements.

Capital expenditures were $223 million and $239 million in the six months ended June 30, 2005 and 2004, respectively. Included in capital expenditures are costs related to the construction of two new hospitals of $65 million in 2004.

We anticipate that our capital expenditures for the year ending December 31, 2005 will be approximately $500 million. These capital expenditures include approximately $7 million in 2005 of the estimated $300 million required to meet the California seismic requirements by 2012 for the remaining California facilities after all planned divestitures. The estimate does not include any capital expenditures necessary to reopen Louisiana and Mississippi facilities damaged by Hurricane Katrina in late August 2005. We anticipate significant capital expenditures will be required, and the timing and amount of insurance recoveries under our policies is uncertain. We are still in the process of assessing damage and determining our recovery plan.

Interest payments, net of capitalized interest, were $161 million and $137 million in the six months ended June 30, 2005 and 2004, respectively. We anticipate that our interest payments for the year ending December 31, 2005 will be approximately $400 million.

Income tax payments, net of refunds received, was a net refund of $535 million in the six months ended June 30, 2005 and a net payment of $53 million in the six months ended June 30, 2004.

We are currently involved in significant investigations and legal proceedings. (See Part II, Item 1, Legal Proceedings, for a description of these matters.) Although we cannot presently determine the timing or the amounts of any potential liabilities resulting from the ultimate resolutions of these investigations and lawsuits, we will incur significant costs in defending them and their outcomes could have a material adverse effect on our liquidity, financial position or results of operations.

SOURCES AND USES OF CASH

Our liquidity for the six months ended June 30, 2005 was derived primarily from proceeds from the sale of new senior notes, cash flows from operating activities, including a $537 million income tax refund, sale of facilities and unrestricted cash on hand. For the six months ended June 30, 2004, our liquidity was derived primarily from the sales of facilities and unrestricted cash on hand.

During the six months ended June 30, 2005, cash generated by our operating activities was $700 million. The primary contributor was the income tax refund, which approximated $537 million. Net cash generated by operating activities for the six months ended June 30, 2004 was $85 million. The improvement in cash generated by operations, after considering

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the income tax refund, is due primarily to a $163 million payment of a litigation settlement to a former executive of the Company in the first quarter of 2004.

Net cash proceeds from the sale of new senior notes were $773 million in the six months ended June 30, 2005. We used a portion of the proceeds for the early redemption of the remaining $400 million aggregate principal amount outstanding on our senior notes due in 2006 and 2007, and the balance of the proceeds for general corporate purposes.

Proceeds from the sales of facilities, long-term investments and other assets during the six months ended June 30, 2005 and 2004 aggregated $117 million and $190 million, respectively. The liquidation of working capital from hospital sales in 2004 and 2005, anticipated sales proceeds and the liquidation of working capital from hospital sales anticipated to be completed during 2005, and any tax benefit associated with such sales should further bolster our liquidity.  We have recognized a substantial portion of the impact of the tax benefit associated with the sales of our hospitals in 2004 as a result of the income tax refund received in March 2005.

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

In January 2005, we sold $800 million of 9¼% senior notes in a private placement, and, in February 2005, we used a portion of the proceeds for the early redemption of the remaining $400 million aggregate principal amount outstanding on our senior notes due in 2006 and 2007. As a result, we have no significant long-term debt due until December 2011. The maturities of 90% of our long-term debt now fall between December 2011 and January 2015. An additional $450 million of long-term debt is not due until 2031.

On December 31, 2004, we terminated our five-year revolving credit agreement and replaced it with a one-year letter of credit facility. The new facility provides for the issuance of up to $250 million in letters of credit and does not provide for any cash borrowings. The letter of credit facility contains customary affirmative and negative covenants that, among other requirements, limit (1) liens, (2) consolidations, mergers or the sale of all or substantially all assets unless no event of default exists, (3) subsidiary debt and (4) prepayment of debt. The new facility was initially collateralized by the stock of certain of our subsidiaries and cash equal to 105% of the facility (approximately $263 million reflected as restricted cash on the Condensed Consolidated Balance Sheets). In March 2005, the facility was amended to provide for the release of the liens on the stock of our subsidiaries, and on April 19, 2005, the stock certificates were returned to us.  All liens were subsequently terminated.  In accordance with the amendment, the termination date of the letter of credit facility was extended from December 31, 2005 to June 30, 2006. The letter of credit facility was further amended in August 2005 to extend the termination date to June 30, 2008. From time to time, we expect to engage in various capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time.

We are currently in compliance with all covenants under our letter of credit facility and the indentures governing our senior notes. (See Note 5 to the Condensed Consolidated Financial Statements.)

At June 30, 2005, we had approximately $214 million of letters of credit outstanding under the letter of credit facility, which was fully collateralized by $263 million of restricted cash. We had approximately $1.6 billion in unrestricted cash and cash equivalents on hand at June 30, 2005.

LIQUIDITY

We believe that existing unrestricted cash and cash equivalents on hand, future cash provided by operating activities, the remaining sales of facilities and, depending on capital market conditions, other borrowings should be adequate to meet known debt service requirements. It should also be adequate to finance planned capital expenditures and other presently known operating needs. However, our cash needs could be materially affected by changes in our results of operations, including discontinued operations, the associated impact of Hurricane Katrina, as well as the various uncertainties discussed in this and other sections and the impact of potential judgments and settlements addressed in Part I, Item 3, Legal Proceedings of our Annual Report.

We are aggressively identifying and implementing further actions to reduce costs and enhance our operating performance, including cash flow. Among the areas being addressed are managed care payer contracting, improved procurement efficiencies, cost standardization, bad debt expense reduction initiatives and reducing certain non-patient care hospital costs. We believe our restructuring plans and the various initiatives we have undertaken will ultimately position us to

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

report improved operating performance, although that performance may remain somewhat below our hospital management peers because of geographic and other differences in hospital portfolios.

We believe it is important for a reader to understand that (1) if our results of operations continue to deteriorate, and/or (2) if claims, lawsuits, settlements or investigations are resolved in a materially adverse manner, there could be substantial doubt about our liquidity.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $271 million of standby letters of credit and guarantees as of June 30, 2005 (shown in the cash requirements table above). The letters of credit are collateralized by $263 million of restricted cash.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 13 of our Condensed Consolidated Financial Statements included in this report for a discussion of recently issued accounting standards.

TENET HEALTHCARE CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the issuance and early redemption of senior notes in January and February 2005, as previously discussed in this report and reflected in the table below as of June 30, 2005, there were no material changes in the quantitative and qualitative disclosures about market risk presented in our Annual Report.

	Maturity Date, Year ending December 31
	2005	2006	2007	2008	2009	Thereafter	Total
Fixed-rate long-term debt	$20	$4	$22	$2	$1	$4,863	$4,912
Average interest rates	6.63%	6.63%	6.63%	6.63%	6.63%	8.32%	8.31%

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

TENET HEALTHCARE CORPORATION

PART II.

ITEM 1. LEGAL PROCEEDINGS

During the past several years, Tenet and our subsidiaries have been subject to a significant number of claims and lawsuits. Some of these matters have recently been resolved, as described in our Annual Report on Form 10-K for the year ended December 31, 2004 (“Annual Report”) and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 (which we refer to below as “our first quarter 10-Q”). During the past several years, we also became the subject of federal and state agencies’ civil and criminal investigations and enforcement efforts, and received subpoenas and other requests from those agencies for information relating to a variety of subjects. While we cannot predict the likelihood of future claims or inquiries, we expect that new matters may be initiated against us from time to time.

The results of claims, lawsuits and investigations cannot be predicted, and it is possible that the ultimate resolution of these matters, individually or in the aggregate, may have a material adverse effect on our business (both in the near and long term), financial position, results of operations or cash flows.

We recognize that, where appropriate, our interests may be best served by resolving certain matters without litigation. To that end, we have been and continue to be engaged in general discussions with federal law enforcement agencies regarding the possibility of reaching a non-litigated resolution of certain outstanding issues with the federal government. We are not able to predict whether such a resolution will in fact occur on any terms, project a timeline for resolution or quantify the economic impact of any non-litigated resolution; therefore, we have not recorded reserves for such a resolution. However, if we do reach a non-litigated resolution, it is possible that the settlement could be significant and may require us to incur additional debt or other financing. We do not expect to enter into any settlement unless funding for it can be arranged without jeopardizing the liquidity of the Company. If a non-litigated resolution does not occur, we will continue to defend ourselves vigorously against claims and lawsuits. As stated above, any resolution of significant claims against us, whether as a result of litigation or settlement, could have a material adverse impact on our business, liquidity, financial position or results of operations.

We refer you to Part I, Item 3, Legal Proceedings, of our Annual Report for a description of material legal proceedings and investigations that are not in the ordinary course of business. We also refer you to Part II, Item 1, Legal Proceedings, of our first quarter 10-Q for a description of the material developments occurring in those proceedings and investigations through the filing date of our first quarter 10-Q. Since that time, material developments, as described below, occurred in the following matters. For additional information, see Note 10 to the Condensed Consolidated Financial Statements included in this report. We undertake no obligation to update the following disclosures for any new developments.

Pricing Litigation

We have been sued in class action lawsuits in a number of states regarding the pricing of pharmaceuticals and other products and services at hospitals or other medical facilities currently or formerly operated by our subsidiaries. The cases have been brought primarily on behalf of uninsured patients, who were billed at undiscounted gross charge rates. While the specific allegations and relief sought vary from case to case, the plaintiffs generally allege violations of state consumer protection statutes, breach of contract and other state law claims, and seek to enjoin us from continuing the alleged unfair pricing practices and to recover all sums obtained by those practices, including compensatory and punitive damages, restitution, and attorneys’ fees and costs. At June 30, 2005, we had an accrual of $30 million, recorded in prior periods, as a minimum liability to address the potential resolution of these cases.

In California, 13 actions were coordinated into one proceeding in the Los Angeles County Superior Court entitled Tenet Healthcare Cases II, J.C.C.P. No. 4289. In connection with the California action, on August 8, 2005, we received final court approval of a settlement that is nationwide in effect. As part of the settlement, we have made no admission of wrongdoing, and we continue to vigorously deny the allegations made by plaintiffs in these actions. The settlement has two primary components: (1) injunctive relief governing our conduct prospectively for a period of four years, and (2) retrospective relief, including restitution and discounting of outstanding unpaid bills, for covered patients who were treated at our hospitals during the settlement class period (June 15, 1999 to December 31, 2004). We have also agreed to make a $4 million charitable contribution to a health-care-related charity specified by plaintiffs’ counsel.  The settlement will become effective upon the expiration of the appeals period if no appeals are filed by any objectors to the settlement or, if any appeal is filed, upon the resolution of any such appeal.

TENET HEALTHCARE CORPORATION

LEGAL PROCEEDINGS

In addition to the California coordinated cases, similar class actions have been filed in Tennessee, Louisiana, Florida, South Carolina, Pennsylvania, Texas, Missouri and Alabama. If the nationwide settlement approved by the California court becomes effective, we expect these actions to be dismissed to the extent that the claims in these cases fall within the scope of the release provided in the settlement.

State of Florida, Office of the Attorney General, Department of Legal Affairs, et al. v. Tenet Healthcare Corporation, Case No. 05-20591-CIV (U.S. District Court for the Southern District of Florida, filed March 2, 2005)

The Attorney General of the State of Florida and 13 Florida county hospital districts, health care systems and non-profit corporations filed a civil action in federal district court in Miami on March 2, 2005 alleging that Tenet’s past pricing policies and receipt of Medicare outlier payments violated federal and Florida state Racketeer Influenced and Corrupt Organizations (“RICO”) Acts, causing harm to the plaintiffs. The civil complaint asserted claims of RICO violations and unjust enrichment on behalf of the plaintiff hospital systems. The complaint also asserted a claim for violation of the Florida Deceptive and Unfair Trade Practices Act on behalf of the plaintiff hospital systems. The plaintiffs seek unspecified amounts of damages (including treble damages under RICO), restitution and disgorgement. We filed a motion to dismiss the case on April 8, 2005. On August 29, 2005, the district court granted our motion to dismiss the unjust enrichment claim and denied our motion to dismiss the RICO and unfair trade practices claims. Discovery has commenced, and the court has set February 5, 2007 as the date the jury trial will begin. We are vigorously defending the Company in this matter.

Boca Raton Community Hospital, Inc. v. Tenet Healthcare Corporation, Case No. 05-80183-CIV (U.S. District Court for the Southern District of Florida, filed March 2, 2005)

Plaintiff filed this civil action in federal district court in Miami on March 2, 2005 on behalf of itself and a purported class consisting of most of the acute care hospitals in the United States, alleging that Tenet’s past pricing policies and receipt of Medicare outlier payments violated the federal RICO Act, causing harm to plaintiffs. When filed, the civil complaint asserted claims of RICO violations, as well as claims of fraud, unjust enrichment and violation of the California Unfair Competition Law, and sought unspecified amounts of damages (including treble damages under RICO), restitution, disgorgement and punitive damages. We filed a motion to dismiss the case on April 8, 2005. Plaintiffs subsequently withdrew their fraud claims, and those claims were dismissed without prejudice on May 19, 2005. On August 29, 2005, the district court granted our motion to dismiss the unjust enrichment claim and denied our motion to dismiss the remaining RICO and unfair competition claims. Discovery has commenced, and the court has set February 19, 2007 as the date the jury trial will begin. We are vigorously defending the Company in this matter.

In Re Tenet Healthcare Corporation Securities Litigation, Case No. CV-02-8462-RSWL (U.S. District Court for the Central District of California, Third Amended Consolidated Complaint dated March 28, 2004)

From November 2002 through January 2003, 20 securities class action lawsuits were filed against Tenet and certain of our officers and directors in the U.S. District Court for the Central District of California and the Southern District of New York on behalf of all persons or entities who purchased our securities during the various class periods specified in the complaints. All of these actions have been consolidated under the above-listed case number in the U.S. District Court for the Central District of California.

Plaintiffs generally allege that Tenet and the individual defendants made or were responsible for false and misleading statements concerning the Company’s receipt of Medicare outlier payments and allegedly medically unnecessary heart surgeries at Redding Medical Center, a hospital we owned in Redding, California until July 16, 2004. Plaintiffs have not specified an amount of monetary damages.

After a series of pleadings, including defendants’ motions to dismiss, the matter is proceeding with the following claims against the following defendants: (1) securities fraud under Section 10(b) of and Rule 10b-5 under the Securities Exchange Act of 1934 (the “Exchange Act”) against Tenet Healthcare Corporation and defendants Jeffrey Barbakow, David Dennis and Thomas Mackey, (2) control person liability pursuant to Section 20(a) of the Exchange Act against defendants Barbakow, Dennis, Mackey, Raymond Mathiasen, Barry Schochet and Christi Sulzbach, (3) insider trading under Section 10(b) of and Rule 10b-5 under the Exchange Act against defendants Barbakow and Mackey, and (4) making false statements in registration statements for our debt offerings under Section 11 of the Securities Act of 1933 and control person liability pursuant to Section 15 of the Securities Act against Tenet and defendants Barbakow, Mackey, Dennis and Mathiasen. On July 6, 2004, all defendants filed answers denying all allegations of wrongdoing, setting forth various affirmative defenses and denying any liability for any and all of the causes of action set forth.

On December 21, 2004, the court granted plaintiffs’ motion to certify the following class and subclass: (1) all persons and entities who purchased or otherwise acquired our securities between January 11, 2000 and November 7, 2002, including all persons and entities who purchased or otherwise acquired notes pursuant to our registration statements dated September 13, 2000, November 29, 2001 and December 6, 2001, and who were damaged thereby (the “class”); and (2) all persons and entities who purchased our common stock contemporaneously with defendants Barbakow and Mackey’s sales of stock between January 11, 2000 and November 7, 2002 (the “subclass”).

On March 28, 2005, plaintiffs filed a motion for leave to file a third amended complaint, which added our independent registered public accounting firm, KPMG LLP (“KPMG”), as a defendant, but did not add any additional allegations or claims against Tenet. On May 12, 2005, the court granted plaintiffs’ motion. On September 9, 2005, KPMG filed a motion to dismiss the third amended complaint. The court has set the motion for hearing on December 5, 2005. Discovery has commenced, and the court has set May 2, 2006 as the date the jury trial will begin.

TENET HEALTHCARE CORPORATION

LEGAL PROCEEDINGS

In the quarter ended June 30, 2005, we recorded an accrual of $45 million as an estimated minimum liability to address the potential resolution of this consolidated securities class action lawsuit and the shareholder derivative actions described in our Annual Report.  This accrual has been offset by a corresponding amount that is expected to be recovered from our insurance carriers under our insurance policies.

SEC Investigation

The Securities and Exchange Commission is conducting a formal investigation of whether our disclosures in our financial reports relating to Medicare outlier reimbursements and stop-loss payments under managed care contracts were misleading or otherwise inadequate, and whether there was any improper trading in our securities by certain of our current and former directors and officers. The SEC served a series of document requests and subpoenas for testimony on Tenet and certain of our current and former employees, officers and directors, as well as our independent registered public accounting firm. The securities law provisions implicated in the investigation include Section 17(a) of the Securities Act, Section 10(b) of the Exchange Act, regulations associated with those statutes, and Rules 12b-20, 13a-1 and 13a-13 under the Exchange Act.

On April 27, 2005, we announced that we had received a “Wells Notice” from the staff of the SEC in connection with the investigation, and that we had been informed that Wells Notices had also been issued to certain former senior executives of the Company who left their positions in 2002 and 2003, including the former chief executive officer, former chief operating officer, former general counsel, former chief financial officer, former chief accounting officer and former senior vice president of government programs. A Wells Notice indicates that the SEC’s staff intends to recommend that the agency bring a civil enforcement action against the recipients for possible violations of federal securities laws. Recipients of Wells Notices have the opportunity to respond before the SEC’s staff makes its formal recommendation on whether any action should be brought. We submitted a response on May 13, 2005.

As previously announced, at the request of the SEC, we are investigating allegations made by a former employee that inappropriate contractual allowances for managed care contracts may have been established at three California hospitals through at least fiscal year 2001. At the request of the audit committee of our board of directors, the board’s independent outside counsel, Debevoise & Plimpton LLP (“Debevoise”), is conducting an investigation of these allegations utilizing the forensic accounting services of Huron Consulting Group (“Huron”). The investigation includes an examination of whether similar issues might have affected other Tenet hospitals including the periods in the allegations and any other pertinent periods. Although the investigation is ongoing, Debevoise and Huron have completed their review of the first half of fiscal year 2005 and fiscal year 2004 and have reported their results to the audit committee. Based on these results, we have concluded that, while immaterial findings unrelated to the allegations were noted, no adjustments to our financial statements for the periods included in this Form 10-Q are required. The focus of the investigation has now turned to periods prior to January 1, 2004.  Since the first part of the investigation included testing of the balances as of December 31, 2003 and December 31, 2004, the investigation into the periods prior to 2004 will not impact the periods included in this Form 10-Q. The completion of the second part of the investigation remains a high priority.  At this time, we cannot provide assurances as to when this part of the investigation will be completed. We are continuing to cooperate with the SEC with respect to its investigation including responding to subsequent requests and providing updates as to progress of the investigation.

State of California ex rel. John Corapi, et al. v. Tenet Healthcare Corporation, et al. (Superior Court of California, County of Shasta, filed under seal November 5, 2002, Second Amended Complaint filed May 18, 2005)

This qui tam action was brought under California Insurance Code Section 1871.7 et seq., which allows “interested persons” to file sealed complaints for allegedly fraudulent billings to private insurers. The action was unsealed in October 2004 and, subsequently, was served on the defendants. The complaint generally alleged that false claims for payments were made to private insurers for allegedly medically unnecessary procedures performed at Redding Medical Center (of which we sold certain hospital assets in July 2004). Both the California Department of Insurance and the District Attorney of Shasta County, California have declined to intervene in this action. The plaintiff filed a first amended complaint on January 25, 2005. On February 1, 2005, the court denied our motion to stay the action until completion of the federal criminal proceedings pending against the individual physician co-defendants, but granted a complete stay to those co-defendants. We filed demurrers (which are similar to motions to dismiss) to plaintiff’s first amended complaint on February 18, 2005, and a hearing on the demurrers took place on April 18, 2005. The court sustained our demurrers, and the plaintiff was given 20 days’ leave to amend his complaint. On May 18, 2005, the plaintiff filed a second amended complaint asserting essentially identical claims as the prior complaints, but also including a cause of action for “aiding and conspiring.” The plaintiff also named additional defendants, including Tenet HealthSystem Hospitals, Inc. In July 2005, we filed demurrers and a motion to strike, and a hearing on the matters addressed in those filings

TENET HEALTHCARE CORPORATION

LEGAL PROCEEDINGS

was held on August 22, 2005. On August 24, 2005, the court denied our demurrers and motion to strike. On September 15, 2005, we filed our answer to plaintiff’s second amended complaint, which denied all material allegations and sets forth numerous affirmative defenses. Limited discovery has commenced. No trial date has been set.

Thomas B. Mackey Arbitration

On June 24, 2005, Thomas B. Mackey, our former chief operating officer, filed a demand for arbitration with the American Arbitration Association alleging that he is entitled to a lump sum payment under Tenet’s Supplemental Executive Retirement Plan (SERP). The arbitration demand was brought against Tenet Healthcare Corporation Pension Administration Committee, Tenet Healthcare Corporation Supplemental Executive Retirement Plan, and Tenet Healthcare Corporation. We contend that the Pension Administration Committee properly denied Mr. Mackey’s claim for a lump sum payment. Mr. Mackey is seeking approximately $7.8 million, less monthly payments made to date under the SERP, and attorneys’ fees. The arbitration is in its early stages.

Internal Revenue Service

In May 2003, the Internal Revenue Service completed an examination of our federal income tax returns for fiscal years ended May 31, 1995, 1996 and 1997 and issued a Revenue Agent’s Report in which it proposed to assess an aggregate tax deficiency for the three-year audit period of $157 million plus interest of approximately $146 million through June 30, 2005, before any federal or state tax benefit. As of June 30, 2005, we recorded an adjustment of $26 million ($23 million in continuing operations and $3 million in discontinued operations) to reduce our estimated liability for audit contingencies as a result of the resolution of several disputed issues.  Among these issues was a disputed adjustment with respect to the timing of the recognition of income for tax purposes pertaining to Medicare and Medicaid net revenues, which we resolved by agreeing to spread the impact of the disputed adjustment over fiscal years ended May 31, 1995 through May 31, 2002. As a result of resolving these disputed issues, our tax liability for fiscal years May 31, 1995, 1996 and 1997 has been reduced to approximately $90 million, approximately $23 million of which is attributable to the issues that are no longer in dispute and approximately $67 million of which is still in dispute.

After the settlement, the tax liability that remains in dispute for fiscal years ended May 31, 1995, 1996 and 1997 is approximately $67 million plus interest of approximately $64 million through June 30, 2005, before any federal or state tax benefit.  The principal issues that remain in dispute include the deductibility of a portion of the civil settlement we paid to the federal government in 1994 related to our discontinued psychiatric hospital business and the computation of depreciation expense with respect to certain capital expenditures incurred during the foregoing fiscal years.  We expect to resolve the remaining disputed issues through formal litigation in Tax Court.  We presently cannot determine the ultimate resolution of the remaining disputed issues.

The Internal Revenue Service has commenced an examination of our tax returns for fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002. We presently cannot determine the ultimate resolution of this examination. We believe we have adequately provided for tax matters related to fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002, including the impact on these years of the partial settlement of the audit for fiscal years ended May 31, 1995, 1996 and 1997.

TENET HEALTHCARE CORPORATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on May 26, 2005.  Our shareholders elected all of the board’s nominees for director, approved the proposed amendment to our 2001 Stock Incentive Plan and also ratified the selection of KPMG LLP as our independent registered public accountants for the fiscal year ending December 31, 2005.

(1)                                  Results of Election of Directors:

	For	Withheld
Trevor Fetter	422,834,199	9,934,727
Brenda J. Gaines	423,374,194	9,394,732
Karen M. Garrison	425,478,715	7,290,211
Edward A. Kangas	422,239,422	10,529,504
J. Robert Kerrey	425,452,806	7,316,120
Floyd D. Loop, M.D.	405,810,638	26,958,288
Richard R. Pettingill	419,166,814	13,602,112
James A. Unruh	423,357,063	9,411,863
J. McDonald Williams	423,398,547	9,370,379

(2)                                  Results of Amendment to 2001 Stock Incentive Plan:

For	291,604,869
Against	91,564,660
Abstain	3,947,342

(3)           Ratification of selection of KPMG LLP as our independent registered public accountants for the fiscal year ending December 31, 2005:

For	422,641,442
Against	7,741,191
Abstain	2,386,293

ITEM 6. EXHIBITS

(10)                Material Contracts

(a)          Second Amendment to Credit Agreement (Letter of Credit Facility), dated as of August 18, 2005, among the Registrant, the Subsidiary Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent

(b)         Third Amended and Restated Tenet Healthcare Corporation 2001 Stock Incentive Plan (Incorporated by reference to Exhibit (d)(1) to Registrant’s Tender Offer Statement on Schedule TO, filed on May 27, 2005)

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

TENET HEALTHCARE CORPORATION (Registrant)

Date: September 19, 2005	By:	/s/ Robert S. Shapard
Robert S. Shapard Chief Financial Officer (Principal Financial Officer)

Date: September 19, 2005	By:	/s/ Timothy L. Pullen
Timothy L. Pullen Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)