Form 10-Q
period 2005-09-30
TENET HEALTHCARE CORP
filed 2005-11-01
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-7293

TENET HEALTHCARE CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	95-2557091
(State of Incorporation)	(IRS Employer Identification No.)

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

As of September 30, 2005, there were 469,406,255 shares of common stock outstanding.

TENET HEALTHCARE CORPORATION

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Financial Statements	1
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	48

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 6.	Exhibits	53

i

PART I.

ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

	September 30 2005	December 31 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,480	$654
Restricted cash	263	263
Investments in marketable debt securities	65	117
Accounts receivable, less allowance for doubtful accounts ($642 at September 30, 2005 and $698 at December 31, 2004)	1,523	1,688
Inventories of supplies, at cost	187	188
Income tax receivable	—	530
Deferred income taxes	195	118
Assets held for sale	29	114
Other current assets	284	320
Total current assets	4,026	3,992
Investments and other assets	302	296
Property and equipment, at cost, less accumulated depreciation and amortization ($2,661 at September 30, 2005 and $2,574 at December 31, 2004)	4,593	4,820
Goodwill	800	800
Other intangible assets, at cost, less accumulated amortization ($125 at September 30, 2005 and $101 at December 31, 2004)	246	170
Total assets	$9,967	$10,078

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20	$41
Accounts payable	806	937
Accrued compensation and benefits	391	390
Professional liability reserves	145	137
Accrued interest payable	96	96
Accrued legal settlement costs	130	40
Other current liabilities	407	489
Total current liabilities	1,995	2,130
Long-term debt, net of current portion	4,783	4,395
Professional liability reserves	606	591
Other long-term liabilities and minority interests	873	919
Deferred income taxes	347	311
Total liabilities	8,604	8,346
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 524,961,696 shares issued at September 30, 2005 and 521,132,853 shares issued at December 31, 2004	26	26
Additional paid-in capital	4,191	4,131
Accumulated other comprehensive loss	(12)	(13)
Accumulated deficit	(1,362)	(930)
Less common stock in treasury, at cost, 55,555,441 shares at September 30, 2005 and 53,896,498 shares at December 31, 2004	(1,480)	(1,482)
Total shareholders’ equity	1,363	1,732
Total liabilities and shareholders’ equity	$9,967	$10,078

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions,

Except Per-Share Amounts

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net operating revenues	$2,387	$2,428	$7,307	$7,507
Operating expenses:
Salaries, wages and benefits	1,099	1,069	3,337	3,249
Supplies	446	421	1,350	1,280
Provision for doubtful accounts	206	251	517	1,010
Other operating expenses	554	557	1,627	1,675
Depreciation	95	92	271	272
Amortization	10	6	22	16
Impairment and restructuring charges	205	2	210	32
Loss from hurricane and related costs	40	—	40	—
Costs of litigation and investigations	28	10	47	29
Loss from early extinguishment of debt	—	—	15	5
Operating income (loss)	(296)	20	(129)	(61)
Interest expense	(102)	(91)	(305)	(242)
Investment earnings	17	6	41	13
Minority interests	—	(1)	(6)	(6)
Net gain on sales of long-term investments	—	—	—	6
Loss from continuing operations before income taxes	(381)	(66)	(399)	(290)
Income tax (expense) benefit	(4)	15	31	95
Loss from continuing operations	(385)	(51)	(368)	(195)
Discontinued operations:
Income (loss) from operations of asset group	7	(34)	(48)	(240)
Impairment of long-lived assets and goodwill, and restructuring charges	(27)	(9)	(35)	(415)
Net gain (loss) on sales of asset group	(2)	4	20	33
Income tax (expense) benefit	(1)	20	(1)	199
Loss from discontinued operations	(23)	(19)	(64)	(423)
Net loss	$(408)	$(70)	$(432)	$(618)
Loss per common share and common equivalent share
Basic
Continuing operations	$(0.82)	$(0.11)	$(0.78)	$(0.42)
Discontinued operations	(0.05)	(0.04)	(0.14)	(0.91)
	$(0.87)	$(0.15)	$(0.92)	$(1.33)
Diluted
Continuing operations	$(0.82)	$(0.11)	$(0.78)	$(0.42)
Discontinued operations	(0.05)	(0.04)	(0.14)	(0.91)
	$(0.87)	$(0.15)	$(0.92)	$(1.33)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	469,179	466,646	468,663	465,956
Diluted	469,179	466,646	468,663	465,956

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Dollars in Millions

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net loss	$(408)	$(70)	$(432)	$(618)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(4)
Unrealized gains on securities held as available for sale	—	1	—	—
Reclassification adjustments for realized (gains) losses included in net loss	1	1	2	(3)
Other comprehensive income (loss) before income taxes	1	2	2	(7)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(1)	(1)	(1)	2
Other comprehensive income (loss)	—	1	1	(5)
Comprehensive loss	$(408)	$(69)	$(431)	$(623)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	Nine Months Ended September 30
	2005	2004
Net loss	$(432)	$(618)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	293	288
Provision for doubtful accounts	517	1,010
Deferred income tax expense (benefit)	(34)	(166)
Stock-based compensation charges	38	82
Impairment and restructuring charges	210	32
Loss from early extinguishment of debt	15	5
Pre-tax loss from discontinued operations	63	622
Other items	7	(14)
Increases (decreases) in cash from changes in operating assets and liabilities:
Accounts receivable	(528)	(712)
Inventories and other current assets	14	(19)
Income taxes	537	(184)
Accounts payable, accrued expenses and other current liabilities	(27)	(18)
Other long-term liabilities	32	120
Payments against reserves for restructuring charges and litigation costs and settlements	(73)	(249)
Net cash provided by operating activities from discontinued operations, excluding income taxes	53	29
Net cash provided by operating activities	685	208
Cash flows from investing activities:
Purchases of property and equipment:
Continuing operations	(358)	(271)
Discontinued operations	(2)	(16)
Construction of new hospitals	—	(79)
Deposits on purchases of property and equipment	(7)	—
Net cash released from escrow accounts to fund construction costs	—	88
Proceeds from sales of facilities, long-term investments and other assets	153	295
Insurance recoveries	21	—
Investment in hospital authority bonds	—	(3)
Other items	(14)	(15)
Net cash used in investing activities	(207)	(1)
Cash flows from financing activities:
Sale of new senior notes	773	954
Repurchases of senior notes	(413)	(450)
Payments of borrowings	(25)	(16)
Proceeds from exercise of stock options	11	—
Other items	2	9
Net cash provided by financing activities	348	497
Net increase in cash and cash equivalents	826	704
Cash and cash equivalents at beginning of period	654	619
Cash and cash equivalents at end of period	$1,480	$1,323
Supplemental disclosures:
Interest paid, net of capitalized interest	$(292)	$(183)
Income tax refunds received (payments made), net	$529	$(53)

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

We are an investor-owned health care services company whose subsidiaries and affiliates (collectively, “subsidiaries”) operate general hospitals and related health care facilities, and hold investments in other companies (including health care companies). At September 30, 2005, our subsidiaries operated 73 general hospitals, including four hospitals that are part of discontinued operations not yet divested, serving urban and rural communities in 13 states. We also owned or operated various related health care facilities, including: a small number of rehabilitation hospitals, a specialty hospital, skilled nursing facilities and medical office buildings—all of which are located on, or nearby, one of our general hospital campuses; physician practices; captive insurance companies; and various other ancillary health care businesses (including outpatient surgery centers and occupational and rural health care clinics).

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

Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year 2005. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly trends in patient accounts receivable collectibility and associated provisions for doubtful accounts; the timing and magnitude of price changes; fluctuations in contractual allowances, including the impact of the discounting components of our Compact with Uninsured Patients (“Compact”); changes in Medicare regulations; Medicaid funding levels set by the states in which we operate; levels of malpractice expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses and costs related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and valuation allowances; the timing and amounts of stock option and restricted stock unit grants to employees, directors and others; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: (1) unemployment levels; (2) the business environment of local communities; (3) the number of uninsured and underinsured individuals in local communities treated at our hospitals; (4) seasonal cycles of illness; (5) climate and weather conditions; (6) physician recruitment, retention and attrition; (7) local health care competitors; (8) managed care contract negotiations or terminations; (9) unfavorable publicity, which impacts relationships with physicians and patients; and (10) factors relating to the timing of elective procedures.  These considerations apply to year-to-year comparisons as well.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

Also in the second quarter of 2004, we began the implementation of our Compact.  Our Compact is designed to offer managed care-style discounts to most uninsured patients, which enables us to offer lower rates to those patients who historically have been charged standard gross charges. A significant portion of those accounts had previously been written down as provision for doubtful accounts. Under the Compact, the discount offered to uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time the self-pay accounts are recorded, and should reduce our provision for doubtful accounts in the future.  In June 2005, the Texas Governor signed Senate Bill 500, which allows hospitals to discount the services they provide to self-pay patients. We implemented the discounting components of the Compact at our hospitals in Texas effective September 1, 2005.  The discounts for uninsured patients were in effect at all 69 of our continuing operations hospitals by September 30, 2005.

During the three and nine months ended September 30, 2005, there were approximately $203 million and $504 million, respectively, of discounts recorded as contractual allowances on self-pay accounts under the Compact compared to $108 million and $136 million, respectively, during the three and nine months ended September 30, 2004. Prior to implementation of the discounting provisions under the Compact, the vast majority of these accounts were ultimately recognized to be uncollectible and, as a result, were then recorded in our provision for doubtful accounts.

We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per diem amount for services received, subject to a cap.  Except for the per diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; and, therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. For the nine months ended September 30, 2005, $458 million in charity care gross charges were excluded from net operating revenues and provision for doubtful accounts compared to $426 million for the nine months ended September 30, 2004.

As of September 30, 2005, our total estimated collection rates on managed care accounts and self-pay accounts were approximately 93% and 23%, respectively, which included collections from point-of-service through collections by our in-house collection agency or external collection agencies or vendors.  Our self-pay collection rate includes payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being classified and assigned to our in-house self-pay collection group.  The comparable managed care and self-pay collection rates as of December 31, 2004 were approximately 95% and 22%, respectively.

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

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The principal components of accounts receivable are shown in the table below:

	September 30 2005	December 31 2004
Continuing Operations:
Patient accounts receivable	$2,065	$2,082
Allowance for doubtful accounts	(572)	(577)
Estimated future recovery of accounts in collection	65	100
Net cost report settlements payable and valuation allowances	(60)	(118)
	1,498	1,487
Discontinued Operations—Accounts receivable, net of allowance for doubtful accounts ($70 at September 30, 2005 and $121 at December 31, 2004) and net cost report settlements payable and valuation allowances ($46 million at September 30, 2005 and $84 at December 31, 2004)	25	201
Accounts receivable, less allowance for doubtful accounts	$1,523	$1,688

NOTE 3  DISCONTINUED OPERATIONS

In January 2004, we announced a major restructuring of our operations involving the proposed divestiture of 27 general hospitals (19 in California and eight others in Louisiana, Massachusetts, Missouri and Texas). By focusing our financial and management resources on our remaining 69 general hospitals, including two recently constructed in Texas and Tennessee, we expect to create a stronger company with greater potential for long-term growth. As of September 30, 2005, we had completed the divestiture of 23 of the 27 facilities. In October 2005, we entered into a definitive agreement for the sale of our Community Hospital and Mission Hospital, both in Huntington Park, California, for estimated net after-tax proceeds of $3 million, which includes the liquidation of working capital.  Discussions and negotiations with potential buyers for the remaining two hospitals slated for divestiture are ongoing.

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

•                  Redding Medical Center, in Redding, California, of which we sold certain hospital assets in July 2004,

•                  Century City Hospital in Los Angeles, California, a previously leased hospital that we no longer operated by the end of April 2004,

•                  Medical College of Pennsylvania Hospital, in Philadelphia, Pennsylvania, which we sold in September 2004,

•                  NorthShore Psychiatric Hospital, in Slidell, Louisiana, which was closed in September 2004, and

•                  Suburban Medical Center, in Paramount, California, a previously leased hospital that we no longer operated by the end of October 2004.

We have classified $22 million and $101 million of assets of the hospitals included in discontinued operations as “held for sale” in current assets in the accompanying Condensed Consolidated Balance Sheets at September 30, 2005 and December 31, 2004, respectively. These assets consist primarily of property and equipment, including the associated deferred tax assets, net of valuation allowance, and are recorded at the lower of the asset’s carrying amount or its fair value less costs to sell. The fair value estimates were derived from independent appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows. Because we do not intend to sell the accounts receivable of the asset

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

group, these receivables, less the related allowance for doubtful accounts and net cost report settlements payable and valuation allowances, are included in our consolidated net accounts receivable in the accompanying Condensed Consolidated Balance Sheets. At September 30, 2005 and December 31, 2004, the accounts receivable, net of allowance for doubtful accounts and cost report settlements payable and valuation allowances, for these hospitals was $25 million and $201 million, respectively.

We recorded $35 million of impairment and restructuring charges in discontinued operations during the nine months ended September 30, 2005 consisting primarily of $28 million for the write-down of long-lived assets to their estimated fair values, less estimated costs to sell, $10 million in employee severance, retention and other costs, and a $3 million reduction in reserves recorded in prior periods.

We recorded $415 million of impairment and restructuring charges in discontinued operations during the nine months ended September 30, 2004 consisting primarily of $308 million for the write-down of long-lived assets to their net estimated fair values, less estimated costs to sell, $33 million for the write-down of goodwill, $26 million in employee severance, retention and other costs, and $48 million in costs related to an academic affiliation agreement with Drexel University College of Medicine in Pennsylvania. In connection with our divestiture of Medical College of Pennsylvania Hospital on September 1, 2004, we are contractually responsible for certain university costs through December 2005.

Net operating revenues and loss before taxes reported in discontinued operations for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Net operating revenues	$120	$622	$347	$2,110
Loss before taxes	(22)	(39)	(63)	(622)

As we move forward with our previously announced divestiture plans, we may incur additional asset impairment and restructuring charges in future periods.

NOTE 4  IMPAIRMENT AND RESTRUCTURING CHARGES

During the nine months ended September 30, 2005, we recorded impairment and restructuring charges of $210 million consisting of $206 million for the write-down of long-lived assets, primarily damaged assets of our Gulf Coast operations affected by Hurricane Katrina, net of $10 million of insurance proceeds received from our insurance carriers (see Note 14), $11 million in employee severance, benefits and relocation costs, $3 million of lease termination costs and $4 million in non-cash stock option modification costs related to terminated employees, offset by a $14 million reduction of reserves, primarily related to restructuring charges recorded in prior periods. During the nine months ended September 30, 2004, we recorded restructuring charges of $32 million consisting of $19 million in employee severance, benefits and related costs, $8 million in non-cash stock option modification costs related to terminated employees and $5 million in contract termination and consulting costs.

Based on future financial trends and the possible impact of negative trends on our future outlook, further impairments of long-lived assets and goodwill may occur, and we will incur additional restructuring charges.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below is a reconciliation of beginning and ending liability balances in connection with restructuring charges recorded during the nine months ended September 30, 2005 in continuing and discontinued operations:

	Balances at Beginning of Period	Restructuring Charges	Cash Payments	Other Items	Balances at End of Period

Nine months ended September 30, 2005
Continuing Operations:
Severance and related costs in connection with general overhead-reduction plans and unfavorable lease commitments	$71	$7	$(25)	$(4)	$49
Discontinued Operations:
Lease cancellations and estimated costs associated with the sale or closure of hospitals and other facilities	58	7	(37)	(8)	20
	$129	$14	$(62)	$(12)	$69

The above liability balances are included in other current liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Other items primarily include restructuring charges or reductions of reserves that are recorded in accounts other than these liabilities, such as the charges associated with stock option modifications. Cash payments to be applied against these accruals at September 30, 2005 are expected to be approximately $13 million in 2005 and $56 million thereafter.

NOTE 5  LONG-TERM DEBT AND LEASE OBLIGATIONS

The table below shows our long-term debt as of September 30, 2005 and December 31, 2004:

	September 30 2005	December 31 2004
Senior notes:
5 3/8%, due 2006	$—	$215
5%, due 2007	—	185
6 3/8%, due 2011	1,000	1,000
6 1/2%, due 2012	600	600
7 3/8%, due 2013	1,000	1,000
9 7/8%, due 2014	1,000	1,000
9 1/4%, due 2015	800	—
6 7/8%, due 2031	450	450
Other senior and senior subordinated notes	—	22
Notes payable and capital lease obligations, secured by property and equipment, payable in installments to 2013(1)	59	65
Unamortized note discounts	(106)	(101)
Total long-term debt	4,803	4,436
Less current portion	20	41
Long-term debt, net of current portion	$4,783	$4,395

(1)             Includes $1 million and $5 million at September 30, 2005 and December 31, 2004, respectively, related to the general hospitals held for sale (see Note 3).

CREDIT AGREEMENTS

On December 31, 2004, we terminated our five-year revolving credit agreement and replaced it with a one-year letter of credit facility. The new facility provides for the issuance of up to $250 million in letters of credit and does not provide for any cash borrowings. The principal purpose of the new facility was to provide for the continuance of $216 million in letters of credit outstanding under the terminated revolving credit agreement at that time. The new facility was initially collateralized by

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the stock of certain of our subsidiaries and cash equal to 105% of the facility amount (approximately $263 million reflected as restricted cash on the Condensed Consolidated Balance Sheets).  In March 2005, the facility was amended to provide for the release of the liens on the stock of our subsidiaries, and on April 19, 2005, the stock certificates were returned to us.  All liens were subsequently terminated.  In accordance with the amendment, the termination date of the letter of credit facility was extended from December 31, 2005 to June 30, 2006. The letter of credit facility was further amended in August 2005 to extend the termination date to June 30, 2008.  The letter of credit facility contains customary affirmative and negative covenants that, among other requirements, limit (1) liens, (2) consolidations, mergers or the sale of all or substantially all assets unless no event of default exists, (3) subsidiary debt and (4) prepayment of debt. At September 30, 2005, outstanding letters of credit under the agreement totaled $196 million.

SENIOR NOTES AND SENIOR SUBORDINATED NOTES

In January 2005, we sold $800 million of senior notes with registration rights in a private placement. The senior notes bear interest at a rate of 9¼% per year and mature on February 1, 2015. The senior notes are redeemable, in whole or in part, at any time, at our option at the greater of par or a redemption price based on a spread over comparable securities. The senior notes are general unsecured senior obligations and rank equally in right of payment with all of our other unsecured senior indebtedness, but are effectively subordinated to any obligations under our letter of credit facility. On April 8, 2005, we filed with the SEC a Form S-4 registration statement to register the $800 million principal amount of 9¼% Senior Notes due 2015 to be issued and offered in exchange for the unregistered senior notes sold in January 2005.  The registration statement has not yet been declared effective.  The terms of the senior notes to be registered on the Form S-4 filed with the SEC are substantially similar to the terms of the unregistered senior notes we sold in January 2005.  The covenants governing the new issue are identical to the covenants for our other senior notes. The net proceeds from the sale of the senior notes were approximately $773 million after deducting discounts and related expenses. We used a portion of the proceeds in February 2005 for the early redemption of our remaining outstanding senior notes due in 2006 and 2007 of $400 million, resulting in a $15 million loss from early extinguishment of debt, and the balance of the proceeds for general corporate purposes.

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

NOTE 6  STOCK BENEFIT PLANS

At September 30, 2005, there were approximately 35 million shares of common stock available under the 2001 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options generally have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock in the future. Restricted stock units cannot exceed 10% of the total grants under the plan.

At the annual meeting of shareholders on May 26, 2005, our shareholders approved a one-time exchange of certain outstanding employee stock options for a lesser number of restricted stock units to be issued on July 1, 2005.  The exchange was offered only to certain current employees.  Our outside directors, four most senior executives and all former employees were not eligible to participate. Approximately 9 million vested and unvested options were exchanged on July 1, 2005 for approximately 2 million restricted stock units.  These exchanges will result in incremental non-cash compensation expense of approximately $17 million, together with approximately $6 million of future non-cash compensation expense for the unvested eligible options exchanged, which will both be recognized as compensation expense over the three-year vesting period of the restricted stock units.  As of September 30, 2005, there were approximately 5.4 million unvested restricted stock units outstanding.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about our outstanding stock options at September 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$6.25 to $10.16	115,816	2.1 years	$7.63	115,816	$7.63
$10.17 to $20.34	26,187,927	5.8 years	14.48	16,627,412	15.96
$20.35 to $30.50	9,354,547	4.8 years	27.73	9,204,547	27.73
$30.51 to $40.67	5,169,110	4.9 years	40.35	5,169,110	40.35
$40.68 to $50.84	85,350	5.7 years	46.79	80,350	46.54
	40,912,750		$20.83	31,197,235	$23.52

NOTE 7 SHAREHOLDERS’ EQUITY

The following table shows the changes in consolidated shareholders’ equity during the nine months ended September 30, 2005 (dollars in millions, shares in thousands):

	Shares Outstanding	Issued Par Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity

Balances at December 31, 2004	467,236	$26	$4,131	$(13)	$(930)	$(1,482)	$1,732
Net loss	—	—	—	—	(432)	—	(432)
Other comprehensive income	—	—	—	1	—	—	1
Issuance of common stock	970	—	6	—	—	2	8
Stock options exercised, including tax benefit	1,200	—	12	—	—	—	12
Stock-based compensation expense	—	—	42	—	—	—	42
Balances at September 30, 2005	469,406	$26	$4,191	$(12)	$(1,362)	$(1,480)	$1,363

NOTE 8 OTHER COMPREHENSIVE INCOME (LOSS)

The table below shows the tax effect allocated to each component of other comprehensive income (loss) for the three months ended September 30, 2005 and 2004 and nine months ended September 30, 2005 and 2004:

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Three Months Ended September 30, 2005:
Reclassification adjustment for realized losses included in net loss	$1	$(1)	$—
	$1	$(1)	$—
Three Months Ended September 30, 2004:
Unrealized gains on securities held as available for sale	$1	$—	$1
Reclassification adjustment for realized losses included in net loss	1	(1)	—
	$2	$(1)	$1

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Nine Months Ended September 30, 2005:
Reclassification adjustment for realized losses included in net loss	$2	$(1)	$1
	$2	$(1)	$1
Nine Months Ended September 30, 2004:
Foreign currency translation adjustment	$(4)	$1	$(3)
Reclassification adjustment for realized gains included in net loss	(3)	1	(2)
	$(7)	$2	$(5)

NOTE 9  PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Effective June 1, 2002, our hospitals’ self-insured retention per occurrence was increased to $2 million. In addition, a new wholly owned insurance subsidiary, The Healthcare Insurance Corporation (“THINC”), was formed to insure substantially all of our professional and general liability risks in excess of our hospitals’ $2 million self-insured retention. This subsidiary insures these risks under a claims-made policy with retentions per occurrence for the periods June 1, 2002 through May 31, 2003, and June 1, 2003 through May 31, 2004, of $3 million and $13 million, respectively. Risks in excess of these combined retentions of $5 million and $15 million, respectively, are reinsured with major independent insurance companies. For the policy period June 1, 2004 through May 31, 2005, THINC retains 17.5% of the first $10 million layer for reinsurance claims in excess of the $15 million combined retention, resulting in a maximum retention per occurrence of $14.75 million by THINC. For the policy period June 1, 2005 through May 31, 2006, THINC retains 2.5% of the first $10 million layer for reinsurance claims in excess of the $15 million combined retention, resulting in a maximum retention per occurrence of $13.25 million by THINC.

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

For the periods June 1, 2000 through May 31, 2001, and June 1, 2001 through May 31, 2002, the policies written by HUG provided a maximum of $50 million of coverage for each policy period. As of September 30, 2005, HUG’s retained reserves for losses during the policy period ended May 31, 2001 were substantially close to reaching $50 million, and for the policy period ended May 31, 2002, the retained reserves for losses and the amounts paid, plus amounts committed to settlements, had reached the $50 million limit. However, the $50 million coverage limit each year is based on paid claims and the payments for each year have not yet reached the limits; therefore, the policies are not yet exhausted. If the $50 million maximum amount is exhausted in either of these periods, we will be responsible for the first $25 million per occurrence for any subsequent claim paid that was applicable to the exhausted policy period before any excess professional and general liability insurance coverage provided by major independent insurance companies would apply. Based on an actuarial review, we have provided for estimated losses that exceed our self-insured retention that will not be covered by the HUG policies.

As of September 30, 2005, we had purchased claims-made excess professional and general liability insurance policies from major independent insurance companies with a total aggregate limit of $275 million, which policies provide coverage if a claim exceeds $25 million. All reinsurance applicable to HUG or THINC and any excess professional and general liability insurance we purchase are subject to policy aggregate limitations. We have sought recovery under our excess professional and general liability insurance policies for up to $275 million of our $395 million settlement, in December 2004, of the patient litigation related to Redding Medical Center, but our insurance carriers have raised objections to coverage under our policies. We are pursuing all means available against the insurance carriers in seeking coverage, including, where permitted, filing arbitration demands. Our excess professional and general liability insurance policies are single aggregate policies with each carrier. Any limits paid, in whole or in part, could deplete or reduce the excess limits available to pay any

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

other claims applicable to this policy period.  If such policy aggregate limitations should be partially or fully exhausted in the future, our financial position, results of operations or cash flows could be materially adversely affected.

In addition to the reserves recorded by the above insurance subsidiaries, we maintain self-insured retention reserves based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage (i.e., self-insured retentions). Reserves for losses and related expenses are estimated using expected loss-reporting patterns and are discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity composite rate of 4.0% at September 30, 2005 and 3.8% at September 30, 2004 based on our estimated claims payout period. If actual payments of claims materially exceed projected estimates of claims, our financial position, results of operations or cash flows could be materially adversely affected. Also, we provide letters of credit to our insurers as security under a selected number of programs to collateralize the deductible and self-insured retentions under our professional and general liability insurance programs, which can be drawn upon under certain circumstances. At September 30, 2005, the current and long-term professional and general liability reserves on our Condensed Consolidated Balance Sheet were approximately $751 million.

Included in other operating expenses in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $59 million and $169 million for the three and nine months ended September 30, 2005 and $55 million and $217 million for the three and nine months ended September 30, 2004, respectively.

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

Currently pending legal proceedings and investigations that are not in the ordinary course of business are principally related to the subject matters set forth below:

1.                                       Physician Relationships—We and certain of our subsidiaries are under heightened scrutiny with respect to our hospitals’ relationships with physicians. We believe that all aspects of our relationships with physicians are potentially under review. Proceedings in this area may be criminal, civil or both. After a federal grand jury indictment, Alvarado Hospital Medical Center, Inc. and Tenet HealthSystem Hospitals, Inc. (both Tenet subsidiaries) were put on trial in San Diego, California for allegedly illegal use of physician relocation, recruitment and consulting agreements. The trial judge declared a mistrial in the case after the members of the jury indicated that they were unable to reach a verdict, and he subsequently scheduled a second trial, which commenced on May 3, 2005 and is ongoing. Relocation agreements with physicians also are the subject of a criminal investigation by the U.S. Attorney’s Office for the Central District of California, which served us and several of our subsidiaries with administrative subpoenas seeking documents related to physician relocation agreements at certain Southern California hospitals currently or formerly owned by our subsidiaries, as well as summary information about physician relocation agreements related to all of our hospital subsidiaries. In addition, physician relationships and other matters at several hospitals in Southern California, Northern California, El Paso, Texas,

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

New Orleans, Louisiana, St. Louis, Missouri and Memphis, Tennessee are the subject of ongoing federal investigations. Also, in June 2003, the Florida Medicaid Fraud Control Unit issued an investigative subpoena to us seeking the production of employee personnel records and contracts with physicians, physician assistants, therapists and management companies from the Florida hospitals currently or formerly owned by our subsidiaries. Since that time, we have received additional requests for information from that unit.

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

In addition, plaintiffs in California, Tennessee, Louisiana, Florida, South Carolina, Pennsylvania, Texas, Missouri and Alabama have brought class action lawsuits against us and certain of our subsidiaries in courts in those states alleging that they paid unlawful or unfair prices for prescription drugs or medical products or procedures at hospitals or other medical facilities currently or formerly operated by our subsidiaries. In connection with the California action, on August 8, 2005, we received final court approval of a settlement that is nationwide in effect. As part of the settlement, we have made no admission of wrongdoing and we continue to vigorously deny the allegations made by plaintiffs in these actions. The settlement has two primary components: (1) injunctive relief governing our conduct prospectively for a period of four years, and (2) retrospective relief, including restitution and discounting of outstanding unpaid bills, for covered patients who were treated at our hospitals during the settlement class period (June 15, 1999 to December 31, 2004). We have also agreed to make a $4 million charitable contribution to a health-care-related charity specified by plaintiffs’ counsel. A notice of appeal of the judgment approving the settlement has been filed in the California Court of Appeal by one of the objectors to the settlement. The settlement will become effective upon the resolution of this appeal and the expiration of the period to make any further appeals. If the nationwide settlement becomes effective, we expect the similar actions in the other states to be dismissed to the extent that the claims in those cases fall within the scope of the release provided in the settlement.  At September 30, 2005, we had an accrual of $30 million, recorded in prior periods, as a minimum liability to address the potential resolution of these cases.

3.                                       Securities and Shareholder Matters—A consolidated class action lawsuit is pending in federal court in Los Angeles, California against Tenet, certain of our former officers and our independent registered public accounting firm alleging violations of the federal securities laws. In addition, a number of shareholder derivative actions have been filed against certain current and former members of our board of directors and former members of senior management by shareholders. These actions purport to allege various causes of action on behalf of Tenet and for our benefit, including breach of fiduciary duty, insider trading and other causes of action. The shareholder derivative actions are pending in federal court in Los Angeles, and in state court in Santa Barbara, California. At September 30, 2005, we had an accrual of $45 million, recorded in the quarter ended June 30, 2005, as an estimated minimum liability to address the potential resolution of the consolidated securities class action lawsuit and the shareholder derivative actions.  This accrual has been offset by a corresponding amount that is expected to be recovered from our insurance carriers under our insurance policies.

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

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As previously announced, the SEC is also investigating allegations made by a former employee that inappropriate contractual allowances for managed care contracts may have been established at three California hospitals through at least fiscal year 2001. At the request of the audit committee of our board of directors, the board’s independent outside counsel, Debevoise & Plimpton LLP (“Debevoise”), is conducting an investigation of these allegations utilizing the forensic accounting services of Huron Consulting Group (“Huron”). This investigation includes determining whether similar issues might have affected other Tenet hospitals during the periods mentioned in the allegations and any other pertinent periods. Although the investigation is ongoing, Debevoise and Huron have completed their investigation of the first half of fiscal year 2005 and fiscal year 2004 and have reported their results to the audit committee. Based on these results, we have concluded that, while immaterial findings unrelated to the allegations were noted, no adjustments to our financial statements for the periods included in this Form 10-Q are required. The focus of the investigation has now turned to periods prior to January 1, 2004. Since the first part of the investigation included testing of the balances as of December 31, 2003 and December 31, 2004, the investigation into the periods prior to 2004 will not impact the periods included in this Form 10-Q. The completion of the second part of the investigation remains a high priority. At this time we cannot provide assurances as to when this part of the investigation will be completed. We are continuing to cooperate with the SEC with respect to its investigation, including responding to subsequent requests for voluntary production of documents, as well as a subpoena request for documents dated October 6, 2005, and are providing regular updates to the SEC as to the progress of the investigation.

4.                                       Redding Medical Center, Inc.—We are subject to a qui tam action brought under California Insurance Code Section 1871.7 et seq., which allows “interested persons” to file sealed complaints for allegedly fraudulent billings to private insurers. The action was unsealed in October 2004 and, subsequently, was served on the defendants. Both the California Department of Insurance and the District Attorney of Shasta County, California have declined to intervene in this action. Plaintiff’s second amended complaint, which was filed on May 18, 2005, generally alleges that false claims for payments were made to private insurers for allegedly medically unnecessary procedures performed at Redding Medical Center (of which we sold certain hospital assets in July 2004), and also includes a cause of action for “aiding and conspiring.” We have denied all material allegations and set forth numerous affirmative defenses. On September 21, 2005, the court ordered a bifurcated trial in this matter. A bench trial on two issues of law in the case is set to begin on December 13, 2005. Discovery on all other issues has been stayed.

5.                                       Medicare Coding—The Medicare coding practices at hospitals owned or formerly owned by our subsidiaries are also under increased scrutiny. The federal government in January 2003 filed a civil lawsuit against us and certain of our subsidiaries relating to hospital billings to Medicare for inpatient stays reimbursed pursuant to four particular diagnosis-related groups. The government in this lawsuit has alleged violations of the False Claims Act and various common law claims. Discovery has commenced, and trials relating to the original complaint and two additional related complaints are set to begin March 6, 2007. At September 30, 2005, we had an accrual of $34 million, recorded in prior years, for this matter.

In addition, we are cooperating with an investigation by the U.S. Attorney’s Office for the Central District of California into coding, billing and cost reporting relating to the Comprehensive Cancer Center at our Desert Regional Medical Center.

6.                                       Other Matters

(a)          On October 27, 2003, David L. Dennis, our former chief financial officer and chief corporate officer, filed a demand for arbitration alleging that he is entitled to payments under a severance benefit plan that our board of directors adopted in January 2003. We contend that the severance benefit plan does not apply to Mr. Dennis, who resigned in November 2002. The arbitration is scheduled to commence on December 13, 2005.

(b)         On June 24, 2005, Thomas B. Mackey, our former chief operating officer, filed a demand for arbitration with the American Arbitration Association alleging that he is entitled to a lump sum payment under Tenet’s Supplemental Executive Retirement Plan (SERP). The arbitration demand was brought against Tenet Healthcare

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(f)              We are one of 20 large health care systems in the United States that has received requests for documents and information as part of an investigation by the U.S. House of Representatives Committee on Energy and Commerce into hospital billing practices and their impact on the uninsured. We received the most recent request on April 25, 2005, and have provided the Committee with written responses. We continue to cooperate with this investigation.

(g)           In May 2003, the Internal Revenue Service completed an examination of our federal income tax returns for fiscal years ended May 31, 1995, 1996 and 1997 and issued a Revenue Agent’s Report in which it proposed to assess an aggregate tax deficiency for the three-year audit period of $157 million. In the second quarter of 2005, we recorded an adjustment of $26 million ($23 million in continuing operations and $3 million in discontinued operations) to reduce our estimated liability for audit contingencies as a result of the resolution of several disputed issues.  Among these issues was a disputed adjustment with respect to the timing of the recognition of income for tax purposes pertaining to Medicare and Medicaid net revenues, which we resolved by agreeing to spread the impact of the disputed adjustment over fiscal years ended May 31, 1995 through May 31, 2002. As a result of resolving these disputed issues, our tax liability for fiscal years May 31, 1995, 1996 and 1997 has been reduced to approximately $90 million, approximately $23 million of which is attributable to the issues that are no longer in dispute and approximately $67 million of which is still in dispute.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

After the settlement, the tax liability that remains in dispute for fiscal years ended May 31, 1995, 1996 and 1997 is approximately $67 million plus interest of approximately $66 million through September 30, 2005, before any federal or state tax benefit.  The principal issues that remain in dispute include the deductibility of a portion of the civil settlement we paid to the federal government in 1994 related to our discontinued psychiatric hospital business and the computation of depreciation expense with respect to certain capital expenditures incurred during the foregoing fiscal years.  We expect to resolve the remaining disputed issues through formal litigation in Tax Court.  We presently cannot determine the ultimate resolution of the remaining disputed issues.

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

(i)             On October 1, 2005, representatives of the Louisiana Attorney General’s Office conducted a search of the campus of Memorial Medical Center in New Orleans, Louisiana. Included on Memorial’s campus is a 317-bed Tenet hospital that has been closed since September 2, 2005 because of damage from Hurricane Katrina. The Attorney General’s Office removed certain records and other materials, most of which came from an independently owned long-term acute care facility on Memorial’s campus, which is managed and operated under separate license by LifeCare Holdings Inc., which is not affiliated with us. The Attorney General’s Office conducted its search in connection with a search warrant issued by an Orleans Parish state judge on September 30, 2005. We were informed by representatives of the Attorney General’s Office that this was one of several searches the Attorney General intends to make of hospitals and nursing homes where deaths occurred during and after Hurricane Katrina. The Attorney General has publicly stated that he is investigating all deaths that occurred at all nursing homes and hospitals immediately following the hurricane. On October 24, 2005, the Attorney General’s Office issued a subpoena to Tenet and Memorial Medical Center requesting documents pertaining to the matters under investigation and events occurring at the hospital during and after the hurricane. The Attorney General’s Office has also subpoenaed certain individuals it wishes to question on these matters, including a number of Tenet employees. We are cooperating with the Attorney General’s Office with respect to this investigation.

(j)             On September 27, 2005, a political subdivision of Jefferson Parish, Louisiana attempted to initiate an expropriation action against our Meadowcrest Hospital by making an unsolicited written offer to purchase the hospital for $15.7 million. On October 7, 2005, Meadowcrest Hospital responded to the unsolicited offer and expropriation attempt by filing a civil action in the U.S. District Court for the Eastern District of Louisiana, seeking a declaratory judgment and injunctive relief prohibiting the expropriation on the grounds that it is anticompetitive in nature and, if allowed, would violate federal antitrust laws and both the United States and Louisiana state constitutions. On October 21, 2005, the defendant answered the complaint and counterclaimed for expropriation, claiming the need to acquire Meadowcrest

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Hospital in order to ensure that the future health care needs of the residents of Jefferson Parish are met. No trial date has yet been set for this matter.

(k)          We and our subsidiaries continue to be engaged in disputes with managed care plans. For the most part, we believe the issues raised in these contract interpretation and rate disputes are commonly encountered by other providers in the health care industry.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the nine months ended September 30, 2005 and 2004:

		Additions charged to:
	Balances at Beginning of Period	Costs of Litigation and Investigations	Other(1)	Cash Payments(2)	Other(3)	Balances at End of Period
Nine Months Ended September 30, 2005
Continuing operations	$40	$47	$—	$(44)	$82	$125
Discontinued operations	—	—	5	—	—	5
	$40	$47	$5	$(44)	$82	$130
Nine Months Ended September 30, 2004
Continuing operations	$203	$29	$2	$(216)	$(7)	$11
Discontinued operations	—	—	8	(8)	—	—
	$203	$29	$10	$(224)	$(7)	$11

(1)          Charges are included in other operating expenses in the Condensed Consolidated Statements of Operations. The discontinued operations charges were recorded as adjustments to net operating revenues within loss from operations of asset group.

(2)          The 2004 cash payments included a March 2004 payment of an award of $163 million for contract damages to a former executive of the Company.

(3)          Other items primarily include the reclassification of reserves established in prior years, including $34 million related to the Medicare coding matter, and the accrual of $45 million as an estimated minimum liability for securities and shareholder matters, which charge has been offset by a corresponding amount expected to be recovered from our insurance carriers that has been classified as a receivable in Other Current Assets in the Condensed Consolidated Balance Sheet as of September 30, 2005.

NOTE 11  INCOME TAXES

Income taxes in the nine months ended September 30, 2005 included the following: (1) a $128 million income tax expense in continuing operations to increase the valuation allowance for our deferred tax assets; (2) income tax expense of $22 million in discontinued operations to increase the valuation allowance; and (3) a $26 million income tax benefit in continuing operations to reduce our estimated liability for audit contingencies. A $744 million valuation allowance for our deferred tax assets was initially recorded in the fourth quarter of 2004. We assess the realization of our deferred tax assets quarterly to determine whether an adjustment to the income tax valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, we determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized. Based on our assessment of the realization of our deferred tax assets and the balance of those deferred tax assets, which are adjusted each quarter for changes in temporary differences, an adjustment of the valuation allowance is recorded each quarter.  Given the magnitude of our valuation allowance, our future income/losses could result in a significant adjustment to this valuation allowance.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have filed our federal tax return for 2004, which reflected a net operating loss (“NOL”) of approximately $1.9 billion.  After taking into account the portion of the 2004 NOL that was absorbed against taxable income in prior years and for which income tax refunds totaling $537 million were received in the first quarter of 2005, the NOL carryforward available to offset taxable income in years 2005 through 2024 is approximately $394 million.

In May 2003, the Internal Revenue Service completed an examination of our federal income tax returns for fiscal years ended May 31, 1995, 1996 and 1997 and issued a Revenue Agent’s Report in which it proposed to assess an aggregate tax deficiency for the three-year audit period of $157 million. In the second quarter of 2005, we recorded an adjustment of $26 million ($23 million in continuing operations and $3 million in discontinued operations) to reduce our estimated liability for audit contingencies as a result of the resolution of several disputed issues.  Among these issues was a disputed adjustment with respect to the timing of the recognition of income for tax purposes pertaining to Medicare and Medicaid net revenues, which we resolved by agreeing to spread the impact of the disputed adjustment over fiscal years ended May 31, 1995 through May 31, 2002. As a result of resolving these disputed issues, our tax liability for fiscal years May 31, 1995, 1996 and 1997 has been reduced to approximately $90 million, approximately $23 million of which is attributable to the issues that are no longer in dispute and approximately $67 million of which is still in dispute.  During the third quarter of 2005, we paid approximately $8 million of tax and interest to settle the issues that are no longer in dispute, which was comprised of tax of approximately $23 million plus accrued interest of approximately $15 million less prior payments of $30 million.

After the settlement, the tax liability that remains in dispute for fiscal years ended May 31, 1995, 1996 and 1997 is approximately $67 million plus interest of approximately $66 million through September 30, 2005, before any federal or state tax benefit.  The principal issues that remain in dispute include the deductibility of a portion of the civil settlement we paid to the federal government in 1994 related to our discontinued psychiatric hospital business and the computation of depreciation expense with respect to certain capital expenditures incurred during the foregoing fiscal years.  We expect to resolve the remaining disputed issues through formal litigation in Tax Court.  We presently cannot determine the ultimate resolution of the remaining disputed issues.

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

NOTE 12  LOSS PER COMMON SHARE

All potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2005 and 2004 because we reported a loss from continuing operations in each of those periods. In circumstances where we have a loss from continuing operations, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, losses have the effect of making the diluted loss per share from operations less than the basic loss per share from continuing operations.  Had we generated net income from continuing operations in these periods, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase in shares of 1,824 and 479 for the three months ended September 30, 2005 and 2004, and 1,376 and 357 for the nine months ended September 30, 2005 and 2004, respectively.

Stock options (in thousands) whose exercise price exceeded the average market price of our common stock, and therefore, would not have been included in the computation of diluted shares if we had generated net income from continuing operations were 28,630 and 48,633 for the three months ended September 30, 2005 and 2004, and 32,631 and 45,420 for the nine months ended September 30, 2005 and 2004, respectively.  The decrease in options whose exercise price exceeded the average market price is due primarily to the exchange of stock options for restricted stock units as described in Note 6.

NOTE 13  RECENTLY ISSUED ACCOUNTING STANDARDS

The following summarizes noteworthy recently issued accounting standards:

•                  SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS 123R”), was issued in December 2004, and

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 14  IMPACT OF HURRICANES

Katrina

Five of our hospitals and certain imaging centers in the New Orleans area and one hospital in Mississippi suffered considerable damage from Hurricane Katrina in late August 2005. All but one of the hospitals required complete evacuation.  The timing of recovery for these hospitals to resume full operations is unknown. Although we are still evaluating the full extent of the damage and other financial impact caused by the hurricane on our Louisiana and Mississippi operations, we have recorded approximately $40 million in costs in the three months ended September 30, 2005, comprised of $27 million of relief pay and other employee-related expenses, $11 million in inventory and other working capital write-offs, and approximately $2 million in evacuation and other costs.  We also recorded an impairment charge of $201 million for the write-down of damaged long-lived assets at these hospitals and imaging centers, net of $10 million of insurance proceeds for property damage from our insurance carriers received prior to September 30, 2005. Any future insurance proceeds from insurance claims related to property damage will also be recorded as a reduction to these impairment charges.

We have property, business interruption and related insurance coverage to mitigate the financial impact of these types of catastrophic events that is subject to deductible provisions based on the terms of the policies. These policies, which are on an occurrence basis and cover the period April 1, 2005 through March 31, 2006, provide up to $1 billion in coverage per occurrence and are subject to deductible provisions, exclusions and limits.  One such limit, totaling $250 million per occurrence and in the aggregate, relates to flood losses as defined in the insurance policies.  Due to the nature and extent of the overall damage to the area, neither the Company nor our insurance adjusters have been able to complete a full assessment of all impacted locations to determine the exact nature and cause of the losses.  If all the losses or significant portions of the losses at our facilities are determined to be caused by flood, flood damage limits under our insurance policies for any future damages to any of our hospitals during the remainder of the policy period may be partially or fully exhausted.  In order to minimize the financial consequences if our flood limits are exhausted, we continue to monitor and evaluate options to purchase additional flood insurance coverage. We cannot provide assurances as to whether such coverage will be available or whether we will be able to obtain such coverage on acceptable terms. If existing flood policy limits should be partially or fully exhausted as a result of Hurricane Katrina and ensuing events, and we were to sustain a subsequent flood loss, and if we cannot or do not obtain additional coverage, our financial position, results of operations or cash flows

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

could be materially adversely affected.

Wilma

All fourteen of our general hospitals in Florida sustained varying degrees of damage from Hurricane Wilma in late October 2005, including roof damage, damaged windows and water intrusion. All of the hospitals remained open and operational on regular power or emergency generators during the storm. At this point in time, all of our Florida hospitals have had their regular power restored.  We are still in the process of assessing the damages and financial impact from this hurricane.

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, is to provide a narrative explanation of our financial statements that enables investors to better understand the Company, to enhance our overall financial disclosures, to provide the context within which financial information may be analyzed, and to provide information about the quality of, and potential variability of, our earnings and cash flows. Unless otherwise indicated, all financial and statistical information included herein relates to our continuing operations, with dollar amounts expressed in millions (except per-share amounts). This information should be read in conjunction with the accompanying Condensed Consolidated Financial Statements. It includes the following sections:

•      Executive Overview

•      Forward-Looking Statements

•      Critical Accounting Estimates

•      Sources of Revenue

•      Results of Operations

•      Liquidity and Capital Resources

•      Off-Balance Sheet Arrangements

•      Recently Issued Accounting Standards

EXECUTIVE OVERVIEW

KEY DEVELOPMENTS

Recent key developments include:

•      Impact of Hurricane Wilma—All fourteen of our general hospitals in Florida sustained varying degrees of damage from Hurricane Wilma in late October 2005, including roof damage, damaged windows and water intrusion.  All of the hospitals remained open and operational on regular power or emergency generators during the storm. At this point in time, all of our Florida hospitals have had their regular power restored. We are still in the process of assessing the damages and financial impact from this hurricane.

•      Impact of Hurricane Katrina—Five of our hospitals and certain imaging centers in the New Orleans area and one hospital in Mississippi suffered considerable damage from Hurricane Katrina in late August 2005.  The hospitals affected are Kenner Regional Medical Center, Lindy Boggs Medical Center, Meadowcrest Hospital, Memorial Medical Center, NorthShore Regional Medical Center, and Gulf Coast Medical Center.  As more fully described in Note 14 to the Condensed Consolidated Financial Statements, all but one of the hospitals required complete evacuation.  Although we are still evaluating the full extent of the damage and other financial impact caused by the hurricane on our Louisiana and Mississippi operations, we have recorded approximately $40 million in costs in the three months ended September 30, 2005, comprised of $27 million of relief pay and other employee-related expenses, $11 million in inventory and other working capital write-offs, and approximately $2 million in evacuation and other costs.  We also recorded an impairment charge of $201 million for the write-down of damaged long-lived assets at these hospitals and imaging centers, net of $10 million of insurance proceeds for property damage from our insurance carriers received prior to September 30, 2005.

•      New Health Network in New Orleans—In October 2005, we announced the creation of a new, locally focused health network for restored and enhanced patient services in New Orleans.  At this time, we plan on repairing our existing facilities or constructing new facilities if needed.  We are still assessing whether to repair our existing Memorial and Lindy Boggs hospital buildings or construct new facilities.  To help design the repair and construction of facilities in the new network, we have engaged an architectural firm with particular expertise in health care facilities.

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The cost of creating the new network has not yet been fully determined, but we believe a significant portion of the cost may be covered by insurance proceeds rather than borrowings.

•      Progress in Existing Securities and Exchange Commission (“SEC”) Investigation— As previously announced, the SEC is investigating allegations made by a former employee that inappropriate contractual allowances for managed care contracts may have been established at three California hospitals through at least fiscal year 2001. At the request of the audit committee of our board of directors, the board’s independent outside counsel, Debevoise & Plimpton LLP (“Debevoise”), is conducting an investigation of these allegations utilizing the forensic accounting services of Huron Consulting Group (“Huron”). This investigation includes determining whether similar issues might have affected other Tenet hospitals during the periods mentioned in the allegations and any other pertinent periods. Although the investigation is ongoing, Debevoise and Huron have completed their investigation of the first half of fiscal year 2005 and fiscal year 2004 and have reported their results to the audit committee. Based on these results, we have concluded that, while immaterial findings unrelated to the allegations were noted, no adjustments to our financial statements for the periods included in this Form 10-Q are required. The focus of the investigation has now turned to periods prior to January 1, 2004. Since the first part of the investigation included testing of the balances as of December 31, 2003 and December 31, 2004, the investigation into the periods prior to 2004 will not impact the periods included in this Form 10-Q. The completion of the second part of the investigation remains a high priority. At this time we cannot provide assurances as to when this part of the investigation will be completed. We are continuing to cooperate with the SEC with respect to its investigation, including responding to subsequent requests for voluntary production of documents, as well as a subpoena request for documents dated October 6, 2005, and are providing regular updates to the SEC as to the progress of the investigation.

•      Upcoming Departure of our Chief Financial Officer—In October 2005, we announced that Robert S. Shapard, our chief financial officer since March 2005, has decided to depart the Company and rejoin his former employer in early November 2005, after our financial reporting for the third quarter is complete. Timothy L. Pullen, executive vice president and chief accounting officer, will serve as interim chief financial officer while we conduct a nationwide search for Mr. Shapard’s successor.

SIGNIFICANT CHALLENGES

Our performance this quarter was impacted by a combination of challenges specific to us and significant industry trends. Below is a summary of these items:

Company Specific Challenges

Volume decline— Our total-hospital volumes were negatively impacted by the effects of Hurricane Katrina in late August 2005 on our Gulf Coast operations and surrounding communities and will likely continue to be negatively impacted in future quarters.  As a result, we have excluded our six Gulf Coast hospitals and our imaging centers in New Orleans from our same-hospital statistics in order to provide a comparable basis for assessing our operating results. Our admissions and outpatient visits decreased from the prior year’s third quarter on this same-hospital basis. We believe the reasons for the volume declines include, but are not limited to, the impact of our litigation and government investigations, physician attrition, increased competition and managed care contract negotiations or terminations. We are taking a number of steps to address the problem of volume decline.  The most important of these is centered around building stronger relationships with the physicians who admit patients both to our hospitals and to our competitors’ hospitals.

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

RESULTS OF OPERATIONS—OVERVIEW

Our results of operations for this quarter compared to the same quarter of the prior year reflect the challenges we have faced in restructuring our operations to focus on a smaller group of general hospitals. Our turnaround timeframe is influenced by industry trends and company-specific challenges that continue to negatively affect our patient volumes, revenue growth and operating expenses. In addition, our turnaround timeframe has now been influenced by the impact of Hurricane Katrina.  Our future profitability depends on volume growth, reimbursement levels and cost control. Below are some of the financial highlights for the three months ended September 30, 2005 compared to the three months ended September 30, 2004:

•      Same-hospital net inpatient revenue per patient day and per admission increased by 3.6% and 2.8%, respectively, primarily due to the effect of newly negotiated levels of reimbursement on our managed care contracts.

•      Same-hospital net outpatient revenue per visit increased 1.4%, while same-hospital outpatient visits declined 4.3%. The increase in revenue per visit is due primarily to higher emergency room volume, a positive shift in payer mix and the sale or closure of certain home health agencies, hospices and clinics, which businesses typically generate lower revenue per visit amounts than other outpatient services.

•      Cash used by operating activities was $15 million during the three months ended September 30, 2005 compared to cash provided by operating activities of $123 million during the three months ended September 30, 2004.  Interest payments were $78 million higher in the current year due to debt issuances in June 2004 and January 2005.

•      Loss per diluted share from continuing operations was $0.82 in the current quarter compared to a loss per diluted share of $0.11 in the prior year quarter.  Approximately $0.32 of the current quarter loss per share is directly attributable to Hurricane Katrina.

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below shows the pretax and after-tax impact on continuing operations of (1) an additional provision for doubtful accounts related to the change in how we estimated the net realizable value of self-pay accounts recorded in the second quarter of 2004, (2) impairment and restructuring charges, (3) hurricane costs, (4) costs of litigation and investigations, (5) net gains on sales of long-term investments, (6) loss from early extinguishment of debt, (7) adjustments to the valuation allowance for deferred tax assets and (8) reduction in our estimated income tax exposures for the three and nine months ended September 30, 2005:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(Expense) Income

Additional provision for doubtful accounts	$—	$—	$—	$(196)
Impairment and restructuring charges	(205)	(2)	(210)	(32)
Loss from hurricanes and related costs	(40)	(12)	(40)	(12)
Costs of litigation and investigations	(28)	(10)	(47)	(29)
Net gains on sales of long-term investments	—	—	—	6
Loss from early extinguishment of debt	—	—	(15)	(5)
Pretax impact	$(273)	$(24)	$(312)	$(268)
Deferred tax asset valuation allowance	$(140)	$—	$(128)	$—
Reduction in estimated tax exposures	$3	$—	$26	$—
Total after-tax impact	$(309)	$(17)	$(299)	$(166)
Diluted per-share impact of above items	$(0.66)	$(0.04)	$(0.64)	$(0.36)
Diluted loss per share, including above items	$(0.82)	$(0.11)	$(0.78)	$(0.42)

LIQUIDITY AND CAPITAL RESOURCES—OVERVIEW

Net cash provided by operating activities was $685 million in the nine months ended September 30, 2005 compared to $208 million in the nine months ended September 30, 2004. The principal reasons for the change were an income tax refund of $537 million received in March 2005, additional interest payments of $109 million in 2005 and a $163 million payment of a litigation settlement to a former executive of the Company in the first quarter of 2004.

Proceeds from the sales of facilities, long-term investments and other assets during the nine months ended September 30, 2005 and 2004 aggregated $153 million and $295 million, respectively.

We are currently in compliance with all covenants in our letter of credit facility and the indentures governing our senior notes. (See Note 5 to the Condensed Consolidated Financial Statements.) At September 30, 2005, we had approximately $196 million of letters of credit outstanding under the letter of credit facility, which was fully collateralized by $263 million of restricted cash on our Condensed Consolidated Balance Sheet. In addition, we had approximately $1.5 billion of unrestricted cash and cash equivalents on hand as of September 30, 2005.

OUTLOOK

We have implemented a variety of programs and initiatives, previously announced and discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 (“Annual Report”), in an effort to address the various challenges that we presently face. However, we do not anticipate significant improvement in operating performance to be achievable in the remainder of 2005. In 2006 we will continue to face many of the same challenges in improving our operating performance. These challenges include, but are not limited to, ongoing issues resulting from our prior pricing strategy, reduced volume levels, provisions for doubtful accounts, reduced net cash flow from operations, and the need to resolve a number of government investigations and legal actions. We believe that our decision to divest all but 69 of our hospitals, our ongoing program to reduce costs and enhance operating performance, and our clinical quality initiatives will ultimately position us to improve our results of operations. The expected long-term benefits of these initiatives will be temporarily offset by costs to implement our planned initiatives and other costs. In the long term, however, we believe the prospects for the 69 hospitals that we will continue to operate are positive as a whole, relative to their current performance, and the restructuring and other initiatives we have undertaken will position us to improve our future financial performance.

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the short term, our Louisiana and Mississippi operations, which represented approximately 6% of our net operating revenues in the first half of 2005, will be negatively affected not only by the damage caused to our facilities by Hurricane Katrina in late August 2005, but also by loss of revenues, higher bad debt expense and other incremental costs as the impacted facilities and surrounding local economies focus on recovery.  As more fully described in Note 14 to the Condensed Consolidated Financial Statements, aggregate limits for flood damage under our insurance policies may have been partially or fully exhausted for the policy period April 1, 2005 through March 31, 2006.  If such flood policy limits should be partially or fully exhausted as a result of Hurricane Katrina and ensuing events, and we were to sustain a subsequent flood loss, and if we cannot or do not obtain additional coverage, our financial position, results of operations or cash flows could be materially adversely affected.

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

•                  Changes in employer-provided insurance benefits that cause shifts in our payer mix.

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

•                  Our ability to obtain adequate property insurance to cover flood losses.

•                  Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care.

•                  National, regional and local economic and business conditions.

•                  Impact of natural disasters, including our ability to reopen facilities affected by such disasters.

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

When considering forward-looking statements, a reader should keep in mind the foregoing risk factors and other cautionary statements in this report. Should one or more of the risks and uncertainties described above or elsewhere in this report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and, therefore, disclaim any resulting liability for potentially related damages.

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

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below shows the sources of net patient revenues for our general hospitals, expressed as percentages of total net patient revenues from all sources:

	Three Months Ended September 30			Nine Months Ended September 30
Net patient revenues from:	2005	2004	Increase (Decrease)(1)	2005	2004	Increase (Decrease)(1)
Medicare	26.6%	25.2%	1.4%	27.3%	25.7%	1.6%
Medicaid	8.8%	7.8%	1.0%	8.4%	7.4%	1.0%
Managed care(2)	50.9%	49.5%	1.4%	50.5%	49.5%	1.0%
Indemnity, self-pay and other	13.7%	17.5%	(3.8)%	13.8%	17.4%	(3.6)%

(1)     The change is the difference between the 2005 and 2004 amounts shown.

(2)     Includes Medicare Advantage and Medicaid managed care.

The decrease in indemnity, self-pay and other net patient revenues is due primarily to the implementation of the discounting components of the Compact.  Payer mix on an admissions basis for our general hospitals, expressed as a percentage of total admissions from all sources, is virtually unchanged as shown below:

	Three Months Ended September 30			Nine Months Ended September 30
Admissions from:	2005	2004	Increase (Decrease)(1)	2005	2004	Increase (Decrease)(1)
Medicare	32.5%	33.0%	(0.5)%	33.6%	34.0%	(0.4)%
Medicaid	14.1%	13.5%	0.6%	13.5%	13.1%	0.4%
Managed care(2)	45.0%	44.8%	0.2%	44.7%	44.8%	(0.1)%
Indemnity, self-pay and other	8.4%	8.7%	(0.3)%	8.2%	8.1%	0.1%

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

There have been no material changes to the information about these programs in our Annual Report, except as follows:

Outliers

CMS Program Memorandum Transmittal A-02-126 dated December 20, 2002 – Instructions Regarding Outlier Payments (“PM”) instructed Medicare fiscal intermediaries to identify hospitals that “appear, through data analysis, to present the greatest risk to the program.” The PM set forth requirements and criteria for audits and reviews, which include comprehensive field audits of cost reports, uniform charge reviews and medical reviews. We previously disclosed that, in accordance with the PM, CMS instructed our fiscal intermediary to conduct audits and reviews of 16 of our hospitals,

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

including nine hospitals that are part of our divestiture plan.  During the third quarter of 2005, our fiscal intermediary completed the cost report audits and uniform charge reviews of our hospitals required by the PM, and we have received notices of their findings for the hospitals reviewed. There were no adverse findings from the uniform charge reviews, the purpose of which was to establish that hospitals applied charges for services uniformly and consistently. The intermediary’s findings from its audit of the cost reports, most of which had been previously audited and settled through routinely conducted audits, will not have a material impact on our previously recorded revenues. However, our charging practices in connection with our Medicare outlier payments received in prior years remain under investigation.  (See Note 10 to the Condensed Consolidated Financial Statements.)

Legislative and Regulatory Changes

2006 Federal Budget Proposal

On February 7, 2005, the White House released its federal fiscal year (“FFY”) 2006 budget proposal to Congress. The President’s budget proposal assumes: (1) a full market basket increase for hospital inpatient and outpatient services as specified under current law and (2) expansion of the Medicare transfer payment policy for hospital inpatients transferred to post acute settings. The budget proposal also includes (1) an endorsement of a previous Medicare Payment Advisory Commission proposal to address the payment inequities between acute care hospitals and limited-service specialty facilities in which physicians have an ownership interest and (2) a number of reform measures to the Medicaid program, which could reduce federal Medicaid spending, as well as proposed new spending initiatives designed to improve access to health insurance. On April 29, 2005, Congress approved a $10 billion reduction in Medicaid funding over five years as part of a $2.6 trillion fiscal year 2006 nonbinding budget resolution.  In October 2005, the Senate and the House of Representatives began legislative mark-ups of FFY 2006 budget reconciliation measures. We cannot predict the final outcome of the budget or the effect it may have on us.

Annual Update to the Medicare Inpatient Prospective Payment System

Under Medicare law, CMS is required annually to update certain rules governing the prospective payment system (“PPS”) for hospitals. The updates generally become effective October 1, the beginning of the FFY. On August 1, 2005, CMS issued the Changes to the Hospital Inpatient Prospective Payment Systems and FFY 2006 Rates (“Final Rule”). The Final Rule includes the following payment policy changes:

•                  An inflation update for diagnosis-related group (“DRG”) operating payments equal to the hospital market basket percentage, currently estimated at 3.7% for hospitals reporting specified quality data.

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

CMS projects that the combined impact of the changes will yield an average 3.4% increase in payments for hospitals in large urban areas (populations over 1 million).  Using the impact percentages in the Final Rule for hospitals in large urban areas applied to our Medicare inpatient PPS payments for the twelve months ended September 30, 2005, the annual impact for all changes in the Final Rule on our hospitals may result in an estimated increase in our Medicare revenues of approximately $55 million.  This includes an estimated decrease in payments of approximately $15 million related to the expansion of the post-acute transfer policy. Because of the uncertainty regarding the outcome of the FFY 2006 budget reconciliation, and other factors that may influence our future PPS payments, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding these estimates.

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

CMS projects that the combined impact of the proposed changes will yield an average 1.9% increase in payments for all hospitals, and an average of 0.8% increase in payments for hospitals located in large urban areas (populations over one million). Using the impact percentages in the proposed rule for hospitals in large urban areas applied to our Medicare outpatient PPS payments for the nine months ended September 30, 2005 (annualized), the annual impact for all changes in the proposed rule on our hospitals may result in an estimated increase in our Medicare revenues of approximately $3 million.  Because of the uncertainty regarding the outcome of the FFY 2006 budget reconciliation, modifications to the payment policies contained in the proposed rule, and other factors that may influence our future outpatient PPS payments including volumes and case mix, we cannot provide any assurances regarding these estimates.

Inpatient Rehabilitation Reimbursement

On August 1, 2005, CMS issued the Final Rule for the Inpatient Rehabilitation Facility (“IRF”) Prospective Payment System for FFY 2006 (“IRF-PPS Final Rule”).  CMS projects that the impact of the payment policy changes will yield an average 5.3% increase in payments for hospital units in urban areas. For hospitals in urban areas, CMS projects that the proposed changes will yield an average 0.0% change in payments.  Applying these impact percentages to our Medicare IRF-PPS payments for the nine months ended September 30, 2005 (annualized), the annual impact for all changes on our IRF hospitals and hospital units may result in an estimated increase in our Medicare revenues of approximately $4 million. Because of the uncertainty of the factors that may influence our future IRF-PPS payments, including admission volumes, length of stay and case mix, and the impact of compliance with IRF admission criteria rules discussed below, we cannot provide any assurances regarding these estimates.

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

At September 30, 2005, we operated two inpatient rehabilitation hospitals, and 20 of our general hospitals operated inpatient rehabilitation units (two of these units suspended services as a result of Hurricane Katrina).  Based on the most recent data available, approximately 30% of those 20 hospital units and one inpatient rehabilitation hospital do not meet the compliance threshold.  Compliance thresholds for subsequent years are scheduled to be 60%, 65% and finally 75%.  If our rehabilitation hospital and units fail to continue to qualify as inpatient facilities, our business, financial position, results of operations or cash flows could be materially adversely affected.

Medicare contractors (fiscal intermediaries and carriers) are authorized to issue local coverage determinations (“LCD”).  An LCD is a decision by a fiscal intermediary or carrier whether to cover a particular service on an intermediary-wide or carrier-wide basis resulting from a determination as to whether the service is reasonable and necessary. During the second quarter of 2005, our fiscal intermediary issued a controversial LCD regarding inpatient rehabilitation services.  This LCD establishes comparatively restrictive admission criteria to the clinical conditions required for Medicare payment for inpatient rehabilitation services.  Our rehabilitation hospitals and units may experience a decline in admissions and greater difficulty meeting the aforementioned IRF classification compliance thresholds as a result of this LCD.

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

Medicare

The major components of our net patient revenues for services provided to patients enrolled in the Traditional Medicare Plan for the three and nine months ended September 30, 2005 and 2004 are set forth in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
Revenue Descriptions	2005	2004	2005	2004

Diagnosis-related group—operating	$340	$333	$1,089	$1,054
Diagnosis-related group—capital	36	34	113	112
Outlier	22	19	61	47
Outpatient	98	102	311	319
Disproportionate share	57	55	170	161
Direct Graduate and Indirect Medical Education	32	34	97	95
Psychiatric, rehabilitation and skilled nursing facilities – inpatient and other	39	50	125	163
Adjustments for valuation allowance and prior-year cost report settlements	2	(18)	4	(38)
Total Medicare net patient revenues	$626	$609	$1,970	$1,913

Medicaid

Estimated payments under various state Medicaid programs, excluding state-funded managed care programs, constituted approximately 9% and 8% of net patient revenues at our continuing general hospitals for the three and nine months ended September 30, 2005, respectively. These payments are typically based on fixed rates determined by the individual states. We also receive disproportionate-share payments under various state Medicaid programs. For the three and nine months ended September 30, 2005, our disproportionate-share payments and other state-funded subsidies were approximately $31 million and $76 million, and for the three and nine months ended September 30, 2004, they were approximately $20 million and $63 million, respectively.

Many states in which we operate are facing budgetary challenges that pose a threat to Medicaid funding levels to hospitals and other providers. We expect these challenges to continue; however, we cannot predict the extent of the impact of the states’ budget reductions, if any, on our hospitals. Also, any changes to or new Medicaid programs could materially impact Medicaid payments to our hospitals.

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

The amount of our net patient revenue under managed care contracts during both the three months ended September 30, 2005 and 2004 was $1.2 billion and during both the nine months ended September 30, 2005 and 2004 was $3.6 billion.  It is anticipated to be approximately $5 billion for our continuing operations for the full fiscal year 2005. Approximately 37% of our managed care net patient revenues during the nine months ended September 30, 2005 related to our top five managed care payers. At September 30, 2005 and December 31, 2004, approximately 58% and 55%, respectively, of our net accounts receivable related to continuing operations are due from managed care providers.

The table below shows the managed care admissions by type for our general hospitals, expressed as percentages of total managed care admissions:

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Increase (Decrease)(1)	2005	2004	Increase (Decrease)(1)
Non-governmental	65.6%	67.9%	(2.3)%	65.3%	68.1%	(2.8)%
Governmental	34.4%	32.1%	2.3%	34.7%	31.9%	2.8%

(1)     The change is the difference between the 2005 and 2004 amounts shown.

A majority of our managed care contracts are “evergreen” contracts. Evergreen contracts extend automatically every year, but may be renegotiated or terminated by either party after giving 90 to 120 days notice. National payers generate approximately 39% of our total net managed care revenues, although these agreements are often negotiated on a local or regional basis. The remainder comes from regional or local payers.  Through September 30, 2005, we have successfully negotiated approximately 78% of managed care revenues anticipated on an annual basis.

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

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our approach to managed care is built around the development of key competencies in the following areas: (1) strategy, policy and initiatives; (2) individualized key payer strategies; (3) managed care economics; (4) regional contracting support for our hospital regions; and (5) centralized data base management, which will enhance our ability to effectively model contract terms and conditions for negotiations, and improve the efficiency and accuracy of our billing procedures.

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

SELF-PAY PATIENTS

Self-pay patients are patients who do not qualify for government programs payments, such as Medicare and Medicaid, and who do not have some form of private insurance, and are, therefore, responsible for their own medical bills. A significant portion of our self-pay patients is being admitted through our hospitals’ emergency departments and often require high-acuity treatment. High-acuity treatment is more costly to provide and, therefore, results in higher billings, which are the least collectible of all accounts. We believe our level of self-pay patients has been higher in the last two years than previous periods due to a combination of broad economic factors, including unemployment levels, reductions in state Medicaid budgets, increasing numbers of individuals and employers who choose not to purchase insurance, and an increased burden of co-payments and deductibles to be made by patients instead of insurers.

Self-pay accounts pose significant collectibility problems. At September 30, 2005 and December 31, 2004, approximately 6% and 8%, respectively, of our net accounts receivable related to continuing operations are due from self-pay patients.  The decrease in this percentage is attributable to a higher number of accounts under our Compact.  The majority of our provision for doubtful accounts relates to self-pay patients. We are taking multiple actions in an effort to mitigate the effect on us of the high level of uninsured patients and the related economic impact. These initiatives include conducting detailed reviews of intake procedures in hospitals facing the greatest pressures, and enhancing and updating intake best practices for all of our hospitals. Hospital-specific reports detailing collection rates by type of patient were developed to help the hospital management teams better identify areas of vulnerability and opportunities for improvement. Also, we have completely redesigned our self-pay collection workflows, enhanced technology and improved staff training in an effort to increase collections.

Over the longer term, several other initiatives we have previously announced and begun to implement should also help address this challenge. For example, our Compact, which is discussed in Note 2 to the Condensed Consolidated Financial Statements, is enabling us to offer lower rates to uninsured patients who historically have been charged standard gross charges.

We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per diem amount for services received, subject to a cap.  Except for the per diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; and, therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. For the nine months ended September 30, 2005, $458 million in charity care gross charges were excluded from net operating revenues and provision for doubtful accounts compared to $426 million for the nine months ended September 30, 2004.

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following two tables show a summary of our net operating revenues, operating expenses and operating income or loss from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net operating revenues:
General hospitals	$2,337	$2,365	$7,139	$7,328
Other operations	50	63	168	179
Net operating revenues	2,387	2,428	7,307	7,507
Operating expenses:
Salaries, wages and benefits	1,099	1,069	3,337	3,249
Supplies	446	421	1,350	1,280
Provision for doubtful accounts	206	251	517	1,010
Other operating expenses	554	557	1,627	1,675
Depreciation	95	92	271	272
Amortization	10	6	22	16
Impairment and restructuring charges	205	2	210	32
Loss from hurricane and related costs	40	—	40	—
Costs of litigation and investigations	28	10	47	29
Loss from early extinguishment of debt	—	—	15	5
Operating income (loss)	$(296)	$20	$(129)	$(61)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	(% of Net Operating Revenues)
Net operating revenues:
General hospitals	97.9%	97.4%	97.7%	97.6%
Other operations	2.1%	2.6%	2.3%	2.4%
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	46.0%	44.0%	45.7%	43.3%
Supplies	18.7%	17.3%	18.5%	17.1%
Provision for doubtful accounts	8.6%	10.3%	7.1%	13.4%
Other operating expenses	23.2%	23.0%	22.3%	22.3%
Depreciation	4.0%	3.8%	3.7%	3.6%
Amortization	0.4%	0.3%	0.3%	0.2%
Impairment and restructuring charges	8.6%	0.1%	2.9%	0.4%
Loss from hurricane and related costs	1.7%	—%	0.5%	—%
Costs of litigation and investigations	1.2%	0.4%	0.6%	0.4%
Loss from early extinguishment of debt	—%	—%	0.2%	0.1%
Operating income (loss)	(12.4)%	0.8%	(1.8)%	(0.8)%

Net operating revenues of our continuing general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (primarily rental income, management fee revenue and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations consist primarily of revenues from (1) physician practices, (2) rehabilitation hospitals, long-term-care facilities and specialty hospitals located on or near the same campuses as our general hospitals and (3) equity in earnings of unconsolidated affiliates that are not directly associated with our general hospitals.

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net operating revenues from our other operations were $50 million and $63 million for the three months ended September 30, 2005 and 2004, respectively, and were $168 million and $179 million for the nine months ended September 30, 2005 and 2004, respectively, including equity earnings of unconsolidated affiliates of $5 million and $4 million for the three months ended September 30, 2005 and 2004, respectively, and $15 million and $14 million for the nine months ended September 30, 2005 and 2004, respectively.  As we continue to focus on our general hospital operations, the revenue attributable to our other operations may decrease.

The table below shows certain selected historical operating statistics for our continuing general hospitals:

	Three Months Ended September 30				Nine Months Ended September 30
	2005	2004	Increase (Decrease)		2005	2004	Increase (Decrease)
	(Dollars in Millions, Except Per Patient Day, Per Admission and Per Visit Amounts)

Net inpatient revenues(2)	$1,597	$1,587	0.6%		$4,895	$4,941	(0.9)%
Net outpatient revenues(2)	$708	$746	(5.1)%		$2,144	$2,285	(6.2)%
Number of general hospitals (at end of period)	69	69	—	(1)	69	69	—	(1)
Licensed beds (at end of period)	17,859	17,933	(0.4)%		17,859	17,933	(0.4)%
Average licensed beds	17,859	17,932	(0.4)%		18,023	17,847	1.0%
Utilization of licensed beds(5)	50.8%	52.7%	(1.9	)%(1)	53.5%	55.0%	(1.5	)%(1)
Patient days	834,601	868,975	(4.0)%		2,634,200	2,688,413	(2.0)%
Equivalent patient days(4)	1,179,032	1,219,423	(3.3)%		3,692,519	3,744,508	(1.4)%
Net inpatient revenue per patient day	$1,913	$1,826	4.8%		$1,858	$1,838	1.1%
Admissions(3)	163,707	169,211	(3.3)%		510,691	518,514	(1.5)%
Equivalent admissions(4)	233,272	239,723	(2.7)%		721,244	728,189	(1.0)%
Net inpatient revenue per admission	$9,755	$9,379	4.0%		$9,585	$9,529	0.6%
Average length of stay (days)	5.1	5.1	—	(1)	5.2	5.2	—	(1)
Surgeries	120,871	122,401	(1.3)%		369,879	371,541	(0.4)%
Net outpatient revenue per visit	$568	$561	1.2%		$541	$530	2.1%
Outpatient visits	1,246,170	1,328,946	(6.2)%		3,964,119	4,314,374	(8.1)%

(1)	The change is the difference between 2005 and 2004 amounts shown.
(2)	Net inpatient revenues and net outpatient revenues are components of net operating revenues.
(3)

Self-pay admissions represented 3.8% of total admissions for both the three months ended September 30, 2005 and 2004, and 3.7% and 3.5% for the nine months ended September 30, 2005 and 2004, respectively.

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

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below shows certain selected operating statistics for our continuing general hospitals on a same-hospital basis.  Our hospitals and imaging centers in the Gulf Coast area that were operationally impacted by Hurricane Katrina (see Key Developments above) are excluded from same-hospital statistics for all periods presented.  Centennial Medical Center and St. Francis Hospital—Bartlett, which both opened in June 2004, are excluded from same-hospital statistics for the six months ended June 30, 2005 and 2004, but are included for the three months ended September 30, 2005 and 2004 in the periods presented below.

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Increase (Decrease)	2005	2004	Increase (Decrease)
	(Dollars in Millions, Except Per Patient Day, Per Admission and Per Visit Amounts)

Net inpatient revenues	$1,527	$1,506	1.4%	$4,609	$4,655	(1.0)%
Net outpatient revenues	$678	$698	(2.9)%	$2,010	$2,133	(5.8)%
Number of general hospitals (at end of period)	63	63	— (1)	63	63	—	(1)
Average licensed beds	16,582	16,640	(0.3)%	16,603	16,534	0.4%
Patient days	793,309	810,595	(2.1)%	2,455,135	2,504,951	(2.0)%
Net inpatient revenue per patient day	$1,925	$1,858	3.6%	$1,877	$1,858	1.0%
Admissions	156,682	158,908	(1.4)%	479,401	486,302	(1.4)%
Net inpatient revenue per admission	$9,746	$9,477	2.8%	$9,614	$9,572	0.4%
Average length of stay (days)	5.1	5.1	— (1)	5.1	5.2	(0.1	)(1)
Net outpatient revenue per visit	$573	$565	1.4%	$546	$530	3.0%
Outpatient visits	1,182,418	1,235,802	(4.3)%	3,682,778	4,022,808	(8.5)%

REVENUES

During the three and nine months ended September 30, 2005, net operating revenues from continuing operations were lower than in the three and nine months ended September 30, 2004.  For the current year nine-month period, net operating revenues decreased approximately $200 million or 2.7%.  Of this decline, 16%, or $33 million, was attributable to the disruption in operations at our Gulf Coast hospitals and imaging centers during September 2005 from Hurricane Katrina. Net operating revenues were also impacted by the discounts recorded on self-pay accounts under our Compact.  Total discounts, which reduced net operating revenues, for the nine months ended September 30, 2005 and 2004, were $504 million and $136 million, respectively.

On a same-hospital basis, outpatient visits, patient days and admissions were lower during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 by 8.5%, 2.0% and 1.4%, respectively. Approximately half of the lost outpatient volume during the current year nine-month period is attributable to the sale of certain home health agencies, hospices and clinics and approximately half of the lost inpatient volume is attributable to our non-acute hospital units, including those skilled nursing and rehabilitation units that were closed subsequent to September 30, 2004.  In addition, we believe the following factors continue to contribute to the overall decline in our inpatient and outpatient volume levels: (1) loss of patients to competing health care providers; (2) challenges in physician recruitment, retention and attrition; (3) contentious managed care contract negotiations or, in some cases, terminations; and (4) unfavorable publicity about us as a result of lawsuits and government investigations, which impacts our relationships with physicians and patients.

Total-hospital and same-hospital net inpatient revenues increased during the three months ended September 30, 2005 compared to the three months ended September 30, 2004, and the total-hospital and same-hospital net inpatient revenues for the nine-month period were lower than the comparable 2004 period.

The increase for the quarter reflects:

•      Improved managed care pricing as a result of contracts renegotiated in 2005, negated somewhat by the reduction in stop-loss payments from $146 million in the prior year quarter to $102 million in the current year quarter;

•      Favorable net adjustments for valuation allowance and prior-year cost report settlements, primarily related to Medicare and Medicaid, in the current year quarter of $4 million versus unfavorable net adjustments in the prior year quarter of $19 million;

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•      Medicaid disproportionate-share payments of $31 million in the current year quarter versus $20 million in the prior year quarter;

•      Overall increases in net inpatient revenue per patient day and per admission of 4.8% and 4.0%, respectively, which were impacted by Compact discounts of $104 million in the current year quarter and $56 million in the prior year quarter; and

•      Lower overall volume levels, which partially offset the above items.

The decrease in the nine-month period reflects:

•      Lower overall volumes;

•      An overall shift in our managed care patient mix towards plans with lower levels of reimbursement, including (1) national payers whose contract terms generate lower yields; and (2) managed care Medicare and Medicaid insurance plans, which generate a lower yield than commercial managed care plans;

•      Managed care stop-loss payments of $339 million in the current year period versus $450 million in the prior year period;

•      Negative reclassification adjustments in the current year period of $26 million related to several settlements of disputed managed care accounts receivable with a corresponding positive adjustment to reduce bad debt expense;

•      Compact discounts of $253 million in the current year period versus $73 million in the prior year period, resulting in lower net inpatient revenue and a reduction in net inpatient revenue per patient day and per admission;

offset by:

•      Favorable net adjustments for valuation allowance and prior-year cost report settlements, primarily related to Medicare and Medicaid, in the current year period of $2 million versus an unfavorable net adjustment in the prior year period of $42 million; and

•      $76 million in Medicaid disproportionate-share payments in the current year period versus $63 million in the prior year period.

Total hospital and same-hospital net outpatient revenues decreased during the three and nine months ended September 30, 2005 compared to the same periods last year. Net outpatient revenues were also negatively impacted by the implementation of the Compact. During the three and nine months ended September 30, 2005, approximately $99 million and $251 million in discounts were recorded on outpatient self-pay accounts under the Compact, respectively, compared to discounts of $52 million and $63 million during the three and nine months ended September 30, 2004, respectively. As previously mentioned, same-hospital outpatient visits also decreased 8.5% for the nine months ended September 30, 2005 compared to the prior year period, due primarily to the sale or closure of certain home health agencies, hospices and clinics beginning in the second quarter of 2004. These businesses typically generate lower revenue per visit amounts than other outpatient services.  The reduction in home health visits, coupled with an increase in emergency room visits and outpatient surgeries, resulted in an overall increase in our net outpatient revenue per visit.

SALARIES, WAGES AND BENEFITS

Salaries, wages and benefits expense as a percentage of net operating revenues increased for the three and nine months ended September 30, 2005 compared to the same periods in 2004. The increases in salaries, wages and benefits expense during these periods can be attributed to the wage and benefit pressures created by the current nursing shortage in many of our markets, state-mandated nurse-staffing ratios, standard merit increases for our employees, increased health and other benefit costs, increased labor union activity at certain of our hospitals, our lower net operating revenues in 2005, which was due in part to the discounting of self-pay accounts under the Compact, described above, and lower volume levels. A decline in patient volumes that reduces net operating revenues increases the percentage as a result of certain fixed staffing costs that are not reduced when volumes decrease.

We have experienced and expect to continue to experience significant salary, wage and benefit pressures created by the nursing shortage throughout the country. In addition, approximately 17% of our employees were represented by labor unions as of September 30, 2005.  As union activity increases at our hospitals, our salaries, wages and benefits expense is likely to increase more rapidly than our net operating revenues. In the third quarter of 2005, labor union contracts at four

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

hospitals in California expired, however, new contracts were negotiated consistent with our existing agreement that provides a framework for pre-negotiated salaries, wages and benefits and streamlines the contract negotiation process for all of our California hospitals.  The new contracts will not have a material adverse affect on our results of operations.

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

SUPPLIES

Supplies expense as a percentage of net operating revenues increased for the three and nine months ended September 30, 2005 compared to the same periods in 2004. The increase in supplies expense was primarily attributable to higher pharmaceutical, pacemaker, orthopedic and implants supply costs. In the case of pacemakers and implants, the higher costs are associated primarily with new products or technology used to provide a higher quality of care to our patients, whereas the higher orthopedic costs primarily reflect inflation of prices.  Higher pharmaceutical costs reflect a combination of new products and inflation.  In addition, further contributing to the percentage increase was the decline in net operating revenues due to discounting of self-pay accounts under the Compact described above.

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

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts as a percentage of net operating revenues decreased for the three and nine months ended September 30, 2005 compared to the same periods in 2004, primarily due to the implementation of the Compact in June 2004 and a charge of $196 million in June 2004 when we changed how we estimated the net realizable value of self-pay accounts. Prior to implementation of the discounting provisions under the Compact, the vast majority of these accounts were ultimately recognized to be uncollectible and, as a result, were then recorded in our provision for doubtful accounts. By offering managed care-style discounts, we are charging the uninsured more affordable rates, whereby they may be better able to meet their financial obligations to pay for services we provide them. The discounts recorded as contractual allowances during the three and nine months ended September 30, 2005 were approximately $203 million and $504 million, respectively, compared to $108 million and $136 million in the three and nine months ended September 30, 2004. However, we do not expect the Compact to have a material effect on the net economic impact of treating self-pay patients.

The majority of our provision for doubtful accounts still relates to self-pay patients. Collection of accounts receivable has been a key area of focus, particularly over the past two years, as we have experienced adverse changes in our business mix. Our current estimated collection rate on self-pay accounts, which includes co-payments and deductibles to be made by patients, is approximately 23%, including collections from point-of-service through collections by our in-house collection agency or external collection vendors.  This self-pay collection rate includes payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being classified and assigned to our in-house self-pay collection group.  The comparable self-pay collection percentage as of December 31, 2004 was approximately 22%.

Payment pressure from managed care payers has also affected our provision for doubtful accounts. We continue to experience ongoing managed care payment delays and disputes; however, we are working with these payers to obtain adequate and timely reimbursement for our services. In the second quarter of 2005, bad debt expense included a positive adjustment of approximately $34 million to reduce bad debt expense for disputed managed care receivables that were ultimately settled. As a result of these settlements, a corresponding adjustment was recorded to increase contractual allowances, which reduced net operating revenues by approximately $30 million. Our current estimated collection rate on managed care accounts is approximately 93%, which includes collections from point-of-service through collections by our in-house

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

collection agency or external collection vendors.  The comparable managed care collection percentage as of December 31, 2004 was approximately 95%.

As of September 30, 2005, we had a cumulative total of patient account assignments dating back at least three years or older of approximately $4.5 billion related to our continuing operations being pursued by our in-house and outside collection agencies or vendors. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts in collection is determined based on our historical experience and recorded in accounts receivable.

The provision for doubtful accounts was higher in the quarter ended September 30, 2005 than our past several quarters, due to the impact of the Hurricane Katrina, as well as systems conversions and outages, both of which resulted in weaker cash collections, during the quarter and an increase in our uninsured outpatient volume. Our accounts receivable days outstanding (“AR Days”) from continuing operations increased to 58 days at September 30, 2005, compared to 56 days at June 30, 2005 and 57 days at December 31, 2004. AR Days at September 30, 2005 is within our target of below 60 days. This amount is calculated as our accounts receivable from continuing operations on that date divided by our revenue from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

We manage our provision for doubtful accounts using hospital specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections and (3) accounts receivable aging. The following tables present the approximate aging by payer of our continuing operations’ net accounts receivable of $1.558 billion and $1.605 billion, excluding cost report settlements and valuation allowances of $60 million and $118 million, at September 30, 2005 and December 31, 2004, respectively:

	September 30, 2005
	Medicare	Medicaid	Managed Care	Indemnity, Self Pay and Other	Total
0-60 days	93%	68%	72%	51%	71%
61-120 days	5%	22%	17%	15%	15%
121-180 days	2%	10%	8%	7%	7%
Over 180 days	—%	—%	3%	27%	7%
Total	100%	100%	100%	100%	100%

	December 31, 2004
	Medicare	Medicaid	Managed Care	Indemnity, Self Pay and Other	Total
0-60 days	93%	64%	74%	47%	72%
61-120 days	6%	23%	15%	18%	15%
121-180 days	1%	13%	7%	9%	7%
Over 180 days	—%	—%	4%	26%	6%
Total	100%	100%	100%	100%	100%

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

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows the approximate amount of net accounts receivable in our MEP, still awaiting determination of eligibility under a government program at September 30, 2005 and December 31, 2004, by aging category:

	September 30	December 31
	2005	2004(2)
0-60 days	$75	$39
61-120 days	18	14
121-180 days	7	7
Over 180 days(1)	—	—
Total	$100	$60

(1)	Includes accounts receivable of $9 million and $8 million at September 30, 2005 and December 31, 2004, respectively, that are fully reserved.
(2)	The December 31, 2004 balances exclude amounts approved for Medicaid, that had not yet been paid, to be comparable with the September 30, 2005 balances.

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

We are taking numerous actions to address specifically the level of uninsured patients. These initiatives include conducting detailed reviews of intake procedures in hospitals facing these pressures, and introducing intake best practices to all of our hospitals. We have redesigned our self-pay collection workflows, enhanced technology and improved staff training in an effort to increase collections.

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

OTHER OPERATING EXPENSES

Included in other operating expenses is malpractice expense of $59 million and $169 million for the three and nine months ended September 30, 2005 compared to $55 million and $217 million for the three and nine months ended September 30, 2004, respectively. The decline in malpractice expense for the nine months ended September 30, 2005 is substantially due to the second quarter of 2004 including additional expense as a result of (1) the increasing of reserves reflecting adverse loss development and (2) changes in claim payment patterns whereby a shorter maturity discount rate began to be used. Also included in other operating expenses is a net gain of $10 million and $27 million for the nine months ended September 30, 2005 and 2004, respectively, from the sale of certain home health agencies, hospices, clinics and other assets.

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL AND RESTRUCTURING CHARGES

During the three and nine months ended September 30, 2005, we recorded impairment and restructuring charges of $205 million and $210 million, respectively, including the impairment of long-lived assets of $203 million primarily related to our Gulf Coast hospitals and imaging centers damaged by Hurricane Katrina, compared to restructuring charges of $2 million and $32 million for the three and nine months ended September 30, 2004. See Note 4 to the Condensed Consolidated Financial Statements for additional detail of these charges, reversal of reserves and related liabilities.

Based on future financial trends and the possible impact of negative trends on our future outlook, further impairments of long-lived assets and goodwill may occur, and we will incur additional restructuring charges.

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COSTS OF LITIGATION AND INVESTIGATIONS

Costs of litigation and investigations in continuing operations for the three and nine months ended September 30, 2005 were $28 million and $47 million, respectively, compared to $10 million and $29 million for the three and nine months ended September 30, 2004.  These expenses consisted primarily of estimated minimum liabilities and costs to defend ourselves in various lawsuits, as described in Note 10 to the Condensed Consolidated Financial Statements.

LOSS FROM EARLY EXTINGUISHMENT OF DEBT

In connection with the early redemption of senior notes in February 2005, we recorded a $15 million loss on extinguishment of debt, representing premiums paid and the write-off of unamortized debt issuance costs.  A loss on extinguishment of debt of $5 million was recorded in June 2004 in connection with the repurchase of senior notes.

OPERATING LOSS

Operating loss in the three and nine months ended September 30, 2005 was higher compared to the same periods in 2004 due to lower volumes and revenues and higher impairment and restructuring charges, salaries, wages and benefits expense, supply costs and loss from early extinguishment of debt, partially offset by a lower provision for doubtful accounts.

INTEREST EXPENSE

The increase in interest expense for the three and nine months ended September 30, 2005 compared to the same periods in 2004 was largely attributable to the issuance of $1 billion and $800 million of senior notes in June 2004 and January 2005, respectively, and the partial use of the proceeds to retire lower rate debt with maturity dates in 2006 and 2007. (See Note 5 to the Condensed Consolidated Financial Statements.)

INCOME TAX (EXPENSE) BENEFIT

The income tax (expense) benefit for the three and nine months ended September 30, 2005 includes an increase in the valuation allowance against deferred tax assets of $140 million and $128 million, respectively.  We established a valuation allowance in the fourth quarter of 2004 as a result of assessing the realization of our deferred tax assets based on the fact that we incurred significant impairment charges, legal settlements and continued adverse results of operations, combined with having a cumulative loss for the three-year period ended December 31, 2004, which is considered “negative evidence” under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). We concluded that, as a result of this negative evidence, SFAS 109 precludes us from relying upon our forecasts of future income for the purpose of supporting the realization of the deferred tax assets under the more likely than not standard. (See Note 15 to the Consolidated Financial Statements included in the Annual Report.) During the nine months ended September 30, 2005, we reduced our estimated exposures for audit contingencies by $26 million to reflect a partial settlement with the Internal Revenue Service of certain disputed issues.

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRO FORMA INFORMATION

In light of the additional charge to the provision for doubtful accounts related to the change in how we estimated the net realizable value of self-pay accounts and the discounts for uninsured patients phased-in under the Compact, beginning in the second quarter of 2004, we are supplementing certain historical information with information presented on a pro forma basis as if we had recorded no additional provision for doubtful accounts and had not implemented the discounts under the Compact during the periods indicated. This information includes numerical measures of our historical performance that have the effect of depicting such measures of financial performance differently from that presented in our Condensed Consolidated Financial Statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and that are defined under SEC rules as “non-GAAP financial measures.” We believe that the information presented on this pro forma basis is important to our shareholders in order to show the effect that these items had on elements of our historical results of operations and provide important insight into our operations in terms of other underlying business trends, without necessarily estimating or suggesting their effect on our future results of operations. This supplemental information has inherent limitations because the additional provision for doubtful accounts recorded during the three months ended June 30, 2004 and discounts under the Compact during the periods presented are not indicative of future periods. We compensate for these inherent limitations by also utilizing comparable GAAP measures. In spite of the limitations, we find the supplemental information useful to the extent it better enables us and our investors to evaluate bad debt trends and other expense line items, and we believe the consistent use of this supplemental information provides us and our investors with reliable period-to-period comparisons. Costs in our business are largely influenced by volumes and thus are generally analyzed as a percent of net operating revenues, so we provide this additional analytical information to better enable investors to measure expense categories between periods. Based on requests by certain shareholders, we believe that our investors find these non-GAAP measures useful as well.

The tables that follow illustrate certain actual operating expenses as a percent of net operating revenues, net inpatient revenue per admission and net outpatient revenue per visit for the nine months ended September 30, 2005 and 2004, as if we had recorded no additional provision for doubtful accounts in the second quarter of 2004 and had not implemented the discounts under the Compact during the periods indicated. The tables also illustrate same-hospital net inpatient revenue per admission and same-hospital net outpatient revenue per visit adjusted as described above for the nine months ended September 30, 2005 and 2004. Our hospitals and imaging centers in the Gulf Coast area that were operationally impacted by Hurricane Katrina (see Key Developments above) are excluded from same-hospital statistics for all periods presented.  Centennial Medical Center and St. Francis Hospital—Bartlett, which both opened in June 2004, are excluded from same-hospital statistics for the six months ended June 30, 2005 and 2004, but are included for the three months ended September 30, 2005 and 2004. The tables include reconciliations of GAAP measures to non-GAAP measures. Investors are encouraged, however, to use GAAP measures when evaluating our financial performance.

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30, 2005
	GAAP Amounts	Compact Adjustments	Non-GAAP Amounts
	(Dollars in Millions, Except Per Admission and Per Visit Amounts)

Net operating revenues	$7,307	$504	$7,811
Operating expenses:
Salaries, wages and benefits	3,337	—	3,337
Supplies	1,350	—	1,350
Provision for doubtful accounts	517	463	980
Other operating expenses	1,627	—	1,627

As a percent of net operating revenues
Net operating revenues	100.0%		100.0%
Operating expenses:
Salaries, wages and benefits	45.7%		42.7%
Supplies	18.5%		17.3%
Provision for doubtful accounts	7.1%		12.5%
Other operating expenses	22.3%		20.8%

Continuing general hospitals
Net inpatient revenue	$4,895	$253	$5,148
Net outpatient revenue	$2,144	$251	$2,395
Admissions	510,691		510,691
Outpatient visits	3,964,119		3,964,119
Net inpatient revenue per admission	$9,585	$495	$10,080
Net outpatient revenue per visit	$541	$63	$604

Same—hospital
Net inpatient revenue	$4,609	$240	$4,849
Net outpatient revenue	$2,010	$228	$2,238
Admissions	479,401		479,401
Outpatient visits	3,682,778		3,682,778
Net inpatient revenue per admission	$9,614	$501	$10,115
Net outpatient revenue per visit	$546	$62	$608

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30, 2004
	GAAP Amounts	Compact and Bad Debt Adjustments		Non-GAAP Amounts
	(Dollars in Millions, Except Per Admission and Per Visit Amounts)

Net operating revenues	$7,507	$136		$7,643
Operating expenses:
Salaries, wages and benefits	3,249	—		3,249
Supplies	1,280	—		1,280
Provision for doubtful accounts	1,010	(71	)(1)	939
Other operating expenses	1,675	—		1,675

As a percent of net operating revenues
Net operating revenues	100.0%			100.0%
Operating expenses:
Salaries, wages and benefits	43.3%			42.5%
Supplies	17.1%			16.7%
Provision for doubtful accounts	13.4%			12.3%
Other operating expenses	22.3%			21.9%

Continuing general hospitals
Net inpatient revenue	$4,941	$72		$5,013
Net outpatient revenue	$2,285	$64		$2,349
Admissions	518,514			518,514
Outpatient visits	4,314,374			4,314,374
Net inpatient revenue per admission	$9,529	$139		$9,668
Net outpatient revenue per visit	$530	$15		$545

Same-hospital
Net inpatient revenue	$4,655	$71		$4,726
Net outpatient revenue	$2,133	$60		$2,193
Admissions	486,302			486,302
Outpatient visits	4,022,808			4,022,808
Net inpatient revenue per admission	$9,572	$146		$9,718
Net outpatient revenue per visit	$530	$15		$545

(1) Represents a $125 million impact due to the Compact, offset by $196 million of additional provision for doubtful accounts.

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

Our obligations to make future cash payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees and standby letters of credit, are summarized in the table below, as of September 30, 2005:

		Years ending December 31					Later
	Total	2005	2006	2007	2008	2009	Years
Long-term debt(1)	$8,535	$84	$382	$382	$381	$381	$6,925
Capital lease obligations(1)	26	3	2	20	1	—	—
Long-term non-cancelable operating leases	619	41	156	138	116	60	108
Standby letters of credit and guarantees	253	207	11	9	8	6	12
Purchase commitments	477	469	2	1	1	1	3
Total	$9,910	$804	$553	$550	$507	$448	$7,048

(1)     Includes interest through maturity/lease termination date.

Our capital expenditures primarily relate to the design and construction of new buildings, expansion and renovation of existing facilities, including amounts to comply with applicable laws and regulations, equipment and information systems additions and replacements, introduction of new medical technologies and various other capital improvements.

Capital expenditures were $358 million and $350 million in the nine months ended September 30, 2005 and 2004, respectively. Included in capital expenditures are costs related to the construction of two new hospitals of $79 million in 2004.

We anticipate that our capital expenditures for the year ending December 31, 2005 will be approximately $500 million. These capital expenditures include approximately $7 million in 2005 of the estimated $300 million required to meet the California seismic requirements by 2012 for the remaining California facilities after all planned divestitures.  The estimate does not include any capital expenditures for our Louisiana and Mississippi facilities damaged by Hurricane Katrina in late August 2005 or our Florida hospitals damaged by Hurricane Wilma in late October 2005. We are still evaluating the full extent of the damage caused by the hurricanes. At this time, we plan on repairing our existing facilities in New Orleans or constructing new facilities if needed.  The cost to repair or construct new facilities has not yet been fully determined, but we believe a significant portion of the cost may be covered by insurance proceeds rather than borrowings.

Interest payments, net of capitalized interest, were $292 million and $183 million in the nine months ended September 30, 2005 and 2004, respectively. We anticipate that our interest payments for the year ending December 31, 2005 will be approximately $360 million.

Income tax payments, net of refunds received, was a net refund of $529 million in the nine months ended September 30, 2005 and a net payment of $53 million in the nine months ended September 30, 2004.

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

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SOURCES AND USES OF CASH

Our liquidity for the nine months ended September 30, 2005 was derived primarily from proceeds from the sale of new senior notes, cash flows from operating activities, including a $537 million income tax refund, sale of facilities and unrestricted cash on hand. For the nine months ended September 30, 2004, our liquidity was derived primarily from the sales of facilities and unrestricted cash on hand.

During the nine months ended September 30, 2005, cash generated by our operating activities was $685 million. The primary contributor was the income tax refund, which approximated $537 million. Net cash generated by operating activities for the nine months ended September 30, 2004 was $208 million. The deterioration in cash generated by operations, after considering the income tax refund, is due primarily to our reduced operating results, higher interest payments and reduced collections on accounts receivable, partially offset by a $163 million payment of a litigation settlement to a former executive of the Company in the first quarter of 2004.

Net cash proceeds from the sale of new senior notes were $773 million in the nine months ended September 30, 2005. We used a portion of the proceeds for the early redemption of the remaining $400 million aggregate principal amount outstanding on our senior notes due in 2006 and 2007, and the balance of the proceeds for general corporate purposes.

Proceeds from the sales of facilities, long-term investments and other assets during the nine months ended September 30, 2005 and 2004 aggregated $153 million and $295 million, respectively. The liquidation of working capital from hospital sales in 2004 and 2005, anticipated sales proceeds and the liquidation of working capital from hospital sales anticipated to be completed during 2005 should further bolster our liquidity.  We have recognized a substantial portion of the impact of the tax benefit associated with the sales of our hospitals in 2004 as a result of the income tax refund received in March 2005.

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

At September 30, 2005, we had approximately $196 million of letters of credit outstanding under the letter of credit facility, which was fully collateralized by $263 million of restricted cash. We had approximately $1.5 billion in unrestricted cash and cash equivalents on hand at September 30, 2005.

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

We believe that existing unrestricted cash and cash equivalents on hand, future cash provided by operating activities, the remaining sales of facilities and, depending on capital market conditions, other borrowings should be adequate to meet known debt service requirements. It should also be adequate to finance planned capital expenditures and other presently known operating needs. However, our cash needs could be materially affected by the continued deterioration in our results of operations, including discontinued operations, the associated impact of Hurricane Katrina, as well as the various uncertainties discussed in this and other sections and the impact of potential judgments and settlements addressed in Part I, Item 3, Legal Proceedings of our Annual Report.

We are aggressively identifying and implementing further actions to reduce costs and enhance our operating performance, including cash flow. Among the areas being addressed are managed care payer contracting, improved procurement efficiencies, cost standardization, bad debt expense reduction initiatives and reducing certain hospital and overhead costs not related to patient care. We believe our restructuring plans and the various initiatives we have undertaken will ultimately position us to report improved operating performance, although that performance may remain somewhat below our hospital management peers because of geographic and other differences in hospital portfolios.

We believe it is important for a reader to understand that (1) if our results of operations continue to deteriorate, and/or (2) if claims, lawsuits, settlements or investigations are resolved in a materially adverse manner, there could be substantial doubt about our liquidity.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial position, results of operations or cash flows, except for $253 million of standby letters of credit and guarantees as of September 30, 2005 (shown in the cash requirements table above). The letters of credit are collateralized by $263 million of restricted cash.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 13 of our Condensed Consolidated Financial Statements included in this report for a discussion of recently issued accounting standards.

TENET HEALTHCARE CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the issuance and early redemption of senior notes in January and February 2005, as previously discussed in this report and reflected in the table below as of September 30, 2005, there were no material changes in the quantitative and qualitative disclosures about market risk presented in our Annual Report.

	Maturity Date, Year ending December 31
	2005	2006	2007	2008	2009	Thereafter	Total
Fixed-rate long-term debt	$20	$4	$22	$2	$1	$4,860	$4,909
Average interest rates	6.83%	6.83%	6.83%	6.83%	6.83%	8.39%	8.37%

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

TENET HEALTHCARE CORPORATION

PART II.

ITEM 1. LEGAL PROCEEDINGS

During the past several years, Tenet and our subsidiaries have been subject to a significant number of claims and lawsuits. Some of these matters have recently been resolved, as described in our Annual Report on Form 10-K for the year ended December 31, 2004 (“Annual Report”) and our subsequent Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2005 and June 30, 2005 (which we refer to below as “our 2005 10-Qs”). During the past several years, we also became the subject of federal and state agencies’ civil and criminal investigations and enforcement efforts, and received subpoenas and other requests from those agencies for information relating to a variety of subjects. While we cannot predict the likelihood of future claims or inquiries, we expect that new matters may be initiated against us from time to time.

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

We refer you to Part I, Item 3, Legal Proceedings, of our Annual Report for a description of material legal proceedings and investigations that are not in the ordinary course of business. We also refer you to Part II, Item 1, Legal Proceedings, of each of our 2005 10-Qs for a description of the material developments occurring in those proceedings and investigations during the corresponding quarter. Since the beginning of the third quarter of 2005, material developments, as described below, occurred in the following matters. For additional information, see Note 10 to the Condensed Consolidated Financial Statements included in this report. We undertake no obligation to update the following disclosures for any new developments.

Women’s Cancer Center

In April 2003, we disclosed that the Office of the Inspector General of the U.S. Department of Health and Human Services had subpoenaed documents relating to agreements between several Tenet California hospitals and the Women’s Cancer Center,  a physician’s group not owned by us practicing in the field of gynecologic oncology, and certain physicians affiliated with that group. In October 2005, the U.S. Department of Justice notified us that it had closed this investigation.

Pricing Litigation

We have been sued in class action lawsuits in a number of states regarding the pricing of pharmaceuticals and other products and services at hospitals or other medical facilities currently or formerly operated by our subsidiaries. The cases have been brought primarily on behalf of uninsured patients, who were billed at undiscounted gross charge rates. While the specific allegations and relief sought vary from case to case, the plaintiffs generally allege violations of state consumer protection statutes, breach of contract and other state law claims, and seek to enjoin us from continuing the alleged unfair pricing practices and to recover all sums obtained by those practices, including compensatory and punitive damages, restitution, and attorneys’ fees and costs. At September 30, 2005, we had an accrual of $30 million, recorded in prior periods, as a minimum liability to address the potential resolution of these cases.

                In California, 13 separate actions were coordinated into one proceeding in the Los Angeles County Superior Court entitled Tenet Healthcare Cases II, J.C.C.P. No. 4289. In connection with the California action, on August 8, 2005, we received final court approval of a settlement that is nationwide in effect. As part of the settlement, we have made no admission of wrongdoing, and we continue to vigorously deny the allegations made by plaintiffs in these actions. The settlement has two primary components: (1) injunctive relief governing our conduct prospectively for a period of four years, and (2) retrospective relief, including restitution and discounting of outstanding unpaid bills, for covered patients who were treated at our hospitals during the settlement class period (June 15, 1999 to December 31, 2004). We have also agreed to make a $4 million charitable contribution to a health-care-related charity specified by plaintiffs’ counsel. A notice of appeal of the judgment approving the settlement has been filed in the California Court of Appeal by one of the objectors to the settlement. The settlement will become effective upon the resolution of this appeal and the expiration of the period to make any further appeals.

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

Boca Raton Community Hospital, Inc. v. Tenet Healthcare Corporation, Case No. 05-80183-CIV (U.S. District Court for the Southern District of Florida, filed March 2, 2005)

Plaintiff filed this civil action in federal district court in Miami on March 2, 2005 on behalf of itself and a purported class consisting of most of the acute care hospitals in the United States, alleging that Tenet’s past pricing policies and receipt of Medicare outlier payments violated the federal RICO Act, causing harm to plaintiffs. When filed, the civil complaint asserted claims of RICO violations, as well as claims of fraud, unjust enrichment and violation of the California Unfair Competition Law, and sought unspecified amounts of damages (including treble damages under RICO), restitution, disgorgement and punitive damages. We filed a motion to dismiss the case on April 8, 2005. Plaintiffs subsequently withdrew their fraud claims, and those claims were dismissed without prejudice on May 19, 2005. On August 29, 2005, the district court granted our motion to dismiss the unjust enrichment claim and denied our motion to dismiss the remaining RICO and unfair competition claims. Discovery has commenced, and the court has set February 19, 2007 as the date the jury trial will begin. No class has yet been certified.

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

As previously announced, the SEC is also investigating allegations made by a former employee that inappropriate contractual allowances for managed care contracts may have been established at three California hospitals through at least

TENET HEALTHCARE CORPORATION

LEGAL PROCEEDINGS

fiscal year 2001. At the request of the audit committee of our board of directors, the board’s independent outside counsel, Debevoise & Plimpton LLP (“Debevoise”), is conducting an investigation of these allegations utilizing the forensic accounting services of Huron Consulting Group (“Huron”). This investigation includes determining whether similar issues might have affected other Tenet hospitals during the periods mentioned in the allegations and any other pertinent periods. Although the investigation is ongoing, Debevoise and Huron have completed their investigation of the first half of fiscal year 2005 and fiscal year 2004 and have reported their results to the audit committee. Based on these results, we have concluded that, while immaterial findings unrelated to the allegations were noted, no adjustments to our financial statements for the periods included in this Form 10-Q are required. The focus of the investigation has now turned to periods prior to January 1, 2004.  Since the first part of the investigation included testing of the balances as of December 31, 2003 and December 31, 2004, the investigation into the periods prior to 2004 will not impact the periods included in this Form 10-Q. The completion of the second part of the investigation remains a high priority.  At this time, we cannot provide assurances as to when this part of the investigation will be completed. We are continuing to cooperate with the SEC with respect to its investigation, including responding to subsequent requests for voluntary production of documents, as well as a subpoena request for documents dated October 6, 2005, and are providing regular updates to the SEC as to the progress of the investigation.

State of California ex rel. John Corapi, et al. v. Tenet Healthcare Corporation, et al. (Superior Court of California, County of Shasta, filed under seal November 5, 2002, Second Amended Complaint filed May 18, 2005)

This qui tam action was brought under California Insurance Code Section 1871.7 et seq., which allows “interested persons” to file sealed complaints for allegedly fraudulent billings to private insurers. The action was unsealed in October 2004 and, subsequently, was served on the defendants. The complaint generally alleged that false claims for payments were made to private insurers for allegedly medically unnecessary procedures performed at Redding Medical Center (of which we sold certain hospital assets in July 2004). Both the California Department of Insurance and the District Attorney of Shasta County, California have declined to intervene in this action. The plaintiff filed a first amended complaint on January 25, 2005. On February 1, 2005, the court denied our motion to stay the action until completion of the federal criminal proceedings pending against the individual physician co-defendants, but granted a complete stay to those co-defendants. We filed demurrers (which are similar to motions to dismiss) to plaintiff’s first amended complaint on February 18, 2005, and a hearing on the demurrers took place on April 18, 2005. The court sustained our demurrers, and the plaintiff was given 20 days’ leave to amend his complaint. On May 18, 2005, the plaintiff filed a second amended complaint asserting essentially identical claims as the prior complaints, but also including a cause of action for “aiding and conspiring.” The plaintiff also named additional defendants, including Tenet HealthSystem Hospitals, Inc. In July 2005, we filed demurrers and a motion to strike, and a hearing on the matters addressed in those filings was held on August 22, 2005. On August 24, 2005, the court denied our demurrers and motion to strike. On September 15, 2005, we filed our answer to plaintiff’s second amended complaint, which denies all material allegations and sets forth numerous affirmative defenses. On September 21, 2005, the court ordered a bifurcated trial in this matter. A bench trial on two issues of law in the case is set to begin on December 13, 2005. Discovery on all other issues has been stayed.

Investigation by Louisiana Attorney General’s Office

On October 1, 2005, representatives of the Louisiana Attorney General’s Office conducted a search of the campus of Memorial Medical Center in New Orleans, Louisiana. Included on Memorial’s campus is a 317-bed Tenet hospital that has been closed since September 2, 2005 because of damage from Hurricane Katrina. The Attorney General’s Office removed certain records and other materials, most of which came from an independently owned long-term acute care facility on Memorial’s campus, which is managed and operated under separate license by LifeCare Holdings Inc., which is not affiliated with us. The Attorney General’s Office conducted its search in connection with a search warrant issued by an Orleans Parish state judge on September 30, 2005. We were informed by representatives of the Attorney General’s Office that this was one of several searches the Attorney General intends to make of hospitals and nursing homes where deaths occurred during and after Hurricane Katrina. The Attorney General has publicly stated that he is investigating all deaths that occurred at all nursing homes and hospitals immediately following the hurricane. On October 24, 2005, the Attorney General’s Office issued a subpoena to Tenet and Memorial Medical Center requesting documents pertaining to the matters under investigation and events occurring at the hospital during and after the hurricane. The Attorney General’s Office has also subpoenaed certain individuals it wishes to question on these matters, including a number of Tenet employees. We are cooperating with the Attorney General’s Office with respect to this investigation.

Expropriation Action

On September 27, 2005, Jefferson Parish Hospital District No. 1, a political subdivision of Jefferson Parish, Louisiana, attempted to initiate an expropriation action against Meadowcrest Hospital by making an unsolicited written offer

TENET HEALTHCARE CORPORATION

LEGAL PROCEEDINGS

to purchase the hospital for $15.7 million. Jefferson Parish Hospital District No. 1 owns and operates West Jefferson Medical Center, a public hospital in Jefferson Parish. Meadowcrest Hospital, which is owned by one of our subsidiaries, is also located in Jefferson Parish. Although the hospital was running on an emergency generator during and after Hurricane Katrina, to protect patients, staff and their families, we evacuated Meadowcrest Hospital several days after the storm because of hurricane-related damage and the lack of regular power, air-conditioning and security. A few days after the evacuation, the President of Jefferson Parish commandeered Meadowcrest Hospital to provide dormitory and office space for National Guard troops and emergency workers. This action was purportedly taken under provisions of Louisiana law that permit public use of private property during declared states of emergency. Under Louisiana law, the parish is required to compensate us properly for this emergency use of our property. We have since regained access to the first and second floors of Meadowcrest Hospital, and hospital management is working on reinstituting hospital services on a limited basis.

On October 7, 2005, Meadowcrest Hospital responded to Jefferson Parish’s unsolicited offer and expropriation attempt by filing a civil action against West Jefferson Medical Center in the U.S. District Court for the Eastern District of Louisiana, seeking a declaratory judgment and injunctive relief prohibiting the expropriation on the grounds that it is anticompetitive in nature and, if allowed, would violate federal antitrust laws and both the United States and Louisiana state constitutions. On October 21, 2005, West Jefferson Medical Center answered the complaint and counterclaimed for expropriation, claiming the need to acquire Meadowcrest Hospital in order to ensure that the future health care needs of the residents of Jefferson Parish are met. No trial date has yet been set for this matter.

TENET HEALTHCARE CORPORATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)       Unregistered Sales of Equity Securities

None.

(b)       Use of Proceeds

None.

(c)       Repurchases

At the annual meeting of shareholders on May 26, 2005, our shareholders approved a one-time exchange of certain outstanding employee stock options for a lesser number of restricted stock units. The exchange was offered only to certain current employees; our outside directors, four most senior executives and all former employees were not eligible to participate. Information about the exchange, which took place on July 1, 2005, is set forth in the table below:

Period	Total Number of Options Purchased(1)	Average Price Paid per Option	Total Number of Options Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Options That May Yet Be Purchased under the Plans or Programs
July 1 – July 31, 2005	9,253,212	$2.88	9,253,212	—
August 1 – August 31, 2005	—	—	—	—
September 1 – September 30, 2005	—	—	—	—
Total	9,253,212	$2.88	9,253,212	—

(1)   On July 1, 2005, a total of 9,253,212 vested and unvested options having an exercise price of $15.22 or greater were exchanged pursuant to a one-time option exchange plan approved by our shareholders on May 26, 2005. The offer to exchange expired at 4:00 p.m., Eastern time, on Thursday, June 30, 2005. A total of 10,018,586 options were eligible for exchange. In exchange for the tendered eligible options, 2,185,444 restricted stock units with a value of $12.19 per unit were granted. No other securities or units were repurchased through a publicly announced plan or program, or otherwise.

ITEM 6. EXHIBITS

(10)                Material Contracts

(a)          Form of Indemnification Agreement entered into with each of Brenda J. Gaines, Karen M. Garrison and J. McDonald Williams as of October 31, 2005 (as entered into with each of the Registrant’s other directors)

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

TENET HEALTHCARE CORPORATION
(Registrant)

	By:	/s/ ROBERT S. SHAPARD
Date: October 31, 2005		Robert S. Shapard
Chief Financial Officer
(Principal Financial Officer)

Date: October 31, 2005	By:	/s/ TIMOTHY L. PULLEN
Timothy L. Pullen
Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)