Form 10-K
period 2005-12-31
TENET HEALTHCARE CORP
filed 2006-03-09
CIK 70318

Use these links to rapidly review the document
CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-7293

TENET HEALTHCARE CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada (State of Incorporation)	95-2557091 (IRS Employer Identification No.)
13737 Noel Road Dallas, TX 75240 (Address of principal executive offices, including zip code)
(469) 893-2200 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock	New York Stock Exchange and Pacific Exchange
6 3/8% Senior Notes due 2011	New York Stock Exchange
6 1/2% Senior Notes 2012	New York Stock Exchange
7 3/8% Senior Notes due 2013	New York Stock Exchange
9 7/8% Senor Notes due 2014	New York Stock Exchange
6 7/8% Senior Notes due 2031	New York Stock Exchange

        Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        As of June 30, 2005, there were 468,953,964 shares of common stock outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the Registrant as of June 30, 2005, based on the closing price of the Registrant's shares on the New York Stock Exchange that day, was approximately $3,114,460,277. For the purpose of the foregoing calculation only, all directors and the executive officers who were SEC reporting persons of the Registrant as of June 30, 2005 have been deemed affiliates. As of February 28, 2006, there were 470,307,592 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive proxy statement for the 2006 annual meeting of shareholders to be held on May 12, 2006 are incorporated by reference into Part III of this Form 10-K.

i

PART I.

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

        Tenet Healthcare Corporation operates in one line of business—the provision of health care services, primarily through the operation of general hospitals. All of Tenet's operations are conducted through its subsidiaries. (Unless the context otherwise requires, Tenet and its subsidiaries are referred to herein as "Tenet," the "Company," "we" or "us.") We are the second largest investor-owned health care services company in the United States as measured by net operating revenues. At December 31, 2005, our subsidiaries operated 73 general hospitals (two of which were classified as critical access hospitals) with 18,259 licensed beds, serving urban and rural communities in 13 states. Of those general hospitals, 59 were owned by our subsidiaries and 14 were owned by third parties and leased by our subsidiaries (including one facility we owned located on land leased from a third party).

        At December 31, 2005, our subsidiaries also owned or leased various related health care facilities, including two rehabilitation hospitals, one long-term acute care hospital, one cancer hospital, four skilled nursing facilities and 72 medical office buildings—each of which is located on the same campus as, or nearby, one of our general hospitals. In addition, our subsidiaries owned or leased physician practices, captive insurance companies and various other ancillary health care businesses, including outpatient surgery centers, diagnostic imaging centers, occupational and rural health care clinics, and interests in two health maintenance organizations, all of which comprise a minor portion of our business.

        Our mission is to provide quality health care services that are responsive to the needs of the communities we serve. To accomplish our mission in the complex and competitive health care industry, our operating strategies are to (1) improve the quality of care provided at our hospitals by identifying best practices and implementing those best practices in all of our hospitals, (2) improve operating efficiencies and reduce operating costs while maintaining or improving the quality of care provided, (3) improve patient, physician and employee satisfaction, (4) improve recruitment and retention of nurses and other employees, (5) increase collections of accounts receivable and improve cash flow, and (6) acquire new, or divest existing, facilities as market conditions, operational goals and other considerations warrant. We adjust these strategies as necessary in response to changes in the economic and regulatory climates in which we operate and the success or failure of our various efforts.

OPERATIONS

        Our four operating regions are:

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

        In January 2004, we announced our intention to divest 27 general hospitals, including 19 in California and eight in Louisiana, Massachusetts, Missouri and Texas. This decision was based on a comprehensive review of the near-term and long-term prospects of each of the hospitals, including a study of the capital expenditures required to comply with California's seismic regulations for hospitals. As of December 31, 2005, we had completed the divestiture of 25 of the 27 facilities. Discussions and negotiations with potential buyers for the remaining two hospitals slated for divestiture are ongoing.

        Going forward, we will focus our financial and management resources on the 69 general hospitals and related operations that will remain after all proposed divestitures are completed. Our general hospitals in continuing operations generated in excess of 96% of our net operating revenues for all periods presented in our Consolidated Financial Statements. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: (1) the business environment of local communities; (2) the number of uninsured and underinsured individuals in local communities treated at our hospitals; (3) seasonal cycles of illness; (4) climate and weather conditions; (5) physician recruitment, retention and attrition; (6) local health care competitors; (7) managed care contract negotiations or terminations; (8) unfavorable publicity, which impacts relationships with physicians and patients; and (9) the timing of elective procedures.

        All five of our hospitals and several imaging centers in the New Orleans area and our hospital in Mississippi suffered considerable damage from Hurricane Katrina in late August 2005. The hospitals affected are Kenner Regional Medical Center, Lindy Boggs Medical Center, Meadowcrest Hospital, Memorial Medical Center, NorthShore Regional Medical Center, and Gulf Coast Medical Center. Lindy Boggs and Memorial are closed at this time due to damage from the hurricane. The other four hospitals and our New Orleans-area imaging centers are open and providing health care services, such as 24-hour emergency rooms, general surgery and outpatient diagnostics. However, due to damage, ongoing remediation efforts, staffing issues caused by the lack of available housing for physicians, nurses and staff, and the overall impact of the hurricane on the Gulf Coast area, the hospitals are operating at reduced levels.

        Each of our general hospitals (other than those closed or offering limited services as a result of the effects of Hurricane Katrina) offers acute care services, operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories and pharmacies; most offer intensive care, critical care and/or coronary care units, physical therapy, and orthopedic, oncology and outpatient services. A number of the hospitals also offer tertiary care services such as open-heart surgery, neonatal intensive care and neuroscience. Five of our hospitals—USC University Hospital, Saint Louis University Hospital, Hahnemann University Hospital, Sierra Medical Center and St. Christopher's Hospital for Children—offer quaternary care in such areas as heart, lung, liver and kidney transplants. USC University Hospital, Sierra Medical Center and Good Samaritan Hospital also offer gamma-knife brain surgery; Saint Louis University Hospital offers cyberknife surgery for tumors and lesions in the brain, lung, neck and spine that may have been previously considered inoperable or inaccessible by radiation therapy; and Saint Louis University Hospital, Hahnemann University Hospital and USC Kenneth Norris Jr. Cancer Hospital, our facility specializing in cancer treatment on the campus of USC University Hospital, offer bone marrow transplants. (Prior to Hurricane Katrina, Memorial Medical Center offered quaternary care and bone marrow transplants, and Lindy Boggs Medical Center, in affiliation with Louisiana State University's School of Medicine, offered liver and kidney transplants.) In addition, our hospitals will continue their efforts to deliver and develop those outpatient services that can be provided on a quality, cost-effective basis and that we believe will meet the needs of the communities served by the facilities.

        With the exception of the 25-bed Sylvan Grove Hospital located in Georgia and the 25-bed Frye Regional Medical Center—Alexander Campus located in North Carolina, which are designated by the Centers for Medicare and Medicaid Services ("CMS") as critical access hospitals and which have not sought to be accredited, each of our facilities that is eligible for accreditation is accredited by the Joint Commission on Accreditation of Healthcare Organizations, the Commission on Accreditation of

Rehabilitation Facilities (in the case of rehabilitation hospitals), the American Osteopathic Association (in the case of one hospital) or another appropriate accreditation agency. With such accreditation, our hospitals are deemed to meet the Medicare Conditions of Participation and are, therefore, eligible to participate in government-sponsored provider programs, such as the Medicare and Medicaid programs. The two hospitals that are not accredited also participate in the Medicare program by otherwise meeting the Medicare Conditions of Participation.

        The following table lists, by state, the general hospitals owned or leased and operated by our subsidiaries as of December 31, 2005:

Hospital	Location	Licensed Beds	Status
Alabama
Brookwood Medical Center	Birmingham	586	Owned
California
Alvarado Hospital Medical Center/SDRI	San Diego	311	Owned
Community Hospital of Los Gatos(1)	Los Gatos	143	Leased
Desert Regional Medical Center	Palm Springs	367	Leased
Doctors Hospital of Manteca	Manteca	73	Owned
Doctors Medical Center	Modesto	465	Owned
Encino-Tarzana Regional Medical Center*(2)	Encino	151	Leased
Encino-Tarzana Regional Medical Center*(2)	Tarzana	245	Leased
Fountain Valley Regional Hospital and Medical Center	Fountain Valley	400	Owned
Garden Grove Hospital and Medical Center	Garden Grove	167	Owned
Irvine Regional Hospital and Medical Center	Irvine	176	Leased
John F. Kennedy Memorial Hospital	Indio	145	Owned
Lakewood Regional Medical Center	Lakewood	172	Owned
Los Alamitos Medical Center	Los Alamitos	167	Owned
Placentia Linda Hospital	Placentia	114	Owned
San Dimas Community Hospital	San Dimas	93	Owned
San Ramon Regional Medical Center	San Ramon	123	Owned
Sierra Vista Regional Medical Center	San Luis Obispo	200	Owned
Twin Cities Community Hospital	Templeton	84	Owned
USC University Hospital(3)	Los Angeles	329	Leased
Florida
Cleveland Clinic Hospital(4)	Weston	150	Owned
Coral Gables Hospital	Coral Gables	256	Owned
Delray Medical Center	Delray Beach	403	Owned
Florida Medical Center	Fort Lauderdale	459	Owned
Good Samaritan Hospital	West Palm Beach	333	Owned
Hialeah Hospital	Hialeah	378	Owned
Hollywood Medical Center	Hollywood	324	Owned
North Ridge Medical Center	Fort Lauderdale	332	Owned
North Shore Medical Center	Miami	357	Owned
Palm Beach Gardens Medical Center	Palm Beach Gardens	199	Leased
Palmetto General Hospital	Hialeah	360	Owned
Parkway Regional Medical Center	North Miami Beach	382	Owned
Saint Mary's Medical Center	West Palm Beach	460	Owned
West Boca Medical Center	Boca Raton	185	Owned
Georgia
Atlanta Medical Center	Atlanta	460	Owned
North Fulton Regional Hospital	Roswell	167	Leased
South Fulton Medical Center	East Point	338	Owned
Spalding Regional Hospital	Griffin	160	Owned
Sylvan Grove Hospital(5)	Jackson	25	Leased

Louisiana
Kenner Regional Medical Center	Kenner	203	Owned
Lindy Boggs Medical Center(6)	New Orleans	187	Owned
Meadowcrest Hospital	Gretna	207	Owned
Memorial Medical Center(6)	New Orleans	317	Owned
NorthShore Regional Medical Center(1)	Slidell	174	Leased
Mississippi
Gulf Coast Medical Center	Biloxi	189	Owned
Missouri
Des Peres Hospital	St. Louis	167	Owned
Saint Louis University Hospital	St. Louis	356	Owned
Nebraska
Creighton University Medical Center(7)	Omaha	334	Owned
North Carolina
Central Carolina Hospital	Sanford	137	Owned
Frye Regional Medical Center	Hickory	355	Leased
Frye Regional Medical Center—Alexander Campus(5)	Taylorsville	25	Leased
Pennsylvania
Graduate Hospital	Philadelphia	190	Owned
Hahnemann University Hospital	Philadelphia	618	Owned
Roxborough Memorial Hospital	Philadelphia	137	Owned
St. Christopher's Hospital for Children	Philadelphia	161	Owned
Warminster Hospital	Warminster	145	Owned
South Carolina
East Cooper Regional Medical Center	Mt. Pleasant	100	Owned
Hilton Head Medical Center and Clinics	Hilton Head	93	Owned
Piedmont Medical Center	Rock Hill	288	Owned
Tennessee
Saint Francis Hospital	Memphis	561	Owned
Saint Francis Hospital—Bartlett	Bartlett	100	Owned
Texas
Centennial Medical Center	Frisco	118	Owned
Cypress Fairbanks Medical Center	Houston	158	Owned
Doctors Hospital	Dallas	232	Owned
Houston Northwest Medical Center	Houston	498	Owned
Lake Pointe Medical Center	Rowlett	99	Owned
Nacogdoches Medical Center	Nacogdoches	150	Owned
Park Plaza Hospital	Houston	446	Owned
Providence Memorial Hospital	El Paso	508	Owned
RHD Memorial Medical Center(8)	Dallas	155	Leased
Shelby Regional Medical Center	Center	54	Owned
Sierra Medical Center	El Paso	351	Owned
Trinity Medical Center(8)	Carrollton	207	Leased

*
We continue to work toward divesting these facilities as part of the restructuring of our operations announced in January 2004, and discussions and negotiations with potential buyers are ongoing.
(1)
Leased from a partnership in which a Tenet subsidiary owns a 23% interest.
(2)
Leased by a partnership in which Tenet subsidiaries own a 75% interest and of which a Tenet subsidiary is the managing general partner.
(3)
Facility owned by us on land leased from a third party. Number of licensed beds includes USC Kenneth Norris Jr. Cancer Hospital, our 60-bed facility specializing in cancer treatment on the campus of USC University Hospital.
(4)
Owned by a partnership in which a Tenet subsidiary owns a 51% interest and is the managing general partner. The partner owning the 49% interest, an affiliate of the Cleveland Clinic Foundation, has an option to acquire our interest at any time after July 2, 2006 pursuant to the terms of the related partnership agreement, and, in February 2006, publicly expressed its intent to exercise that option.
(5)
Designated by CMS as critical access hospitals and, therefore, although not being divested, these facilities are not counted among the 69 general hospitals that will remain after all proposed divestitures are completed.
(6)
Closed at this time due to damage from Hurricane Katrina.
(7)
Owned by a limited liability company in which a Tenet subsidiary owns a 74% interest and is the managing member.
(8)
Leased from the Metrocrest Hospital Authority under a lease that expires in August 2007.

        As of December 31, 2005, the largest concentrations of licensed beds in our general hospitals were in Florida (25.1%), California (21.5%) and Texas (16.3%). Strong concentrations of hospital beds within geographic areas help us contract more successfully with managed care payers, reduce management, marketing and other expenses, and more efficiently utilize resources. However, such concentrations increase the risk that, should any adverse economic, regulatory, environmental or other development occur within these states, our business, financial position, results of operations or cash flows could be materially adversely affected.

        The following table shows certain information about the hospitals operated domestically by our subsidiaries for the years ended December 31, 2005, 2004 and 2003.

	Years ended December 31
	2005	2004	2003
Total number of facilities (at end of period)(1)	73	80	101
Total number of licensed beds (at end of period)(2)	18,259	19,668	25,116

(1)
Includes two facilities at December 31, 2005, nine facilities at December 31, 2004 and 32 facilities at December 31, 2003, respectively, that are classified as discontinued operations for financial reporting purposes.
(2)
Information regarding utilization of licensed beds and other operating statistics can be found in the table on page 62.

PROPERTIES

        Description of Real Property.    At December 31, 2005, our administrative offices were located in Los Angeles and Santa Ana, California; Ft. Lauderdale, Florida; Atlanta, Georgia; St. Louis, Missouri; Philadelphia, Pennsylvania; and Dallas, Texas. Our subsidiaries lease the space for our offices in Los Angeles, Santa Ana, Ft. Lauderdale, Atlanta, St. Louis and Philadelphia under operating lease agreements. Another one of our subsidiaries leases the space for our Dallas office under an operating lease agreement that terminates in 2010 subject to our ability to exercise of one or both of two five-year renewal options under the lease agreement.

        We moved our corporate headquarters from Santa Barbara, California to Dallas effective January 3, 2005. In June 2005, we closed our Santa Barbara office and, subsequently, sold the building, which we owned.

        Our subsidiaries owned or leased and operated 72 medical office buildings at December 31, 2005; most of these office buildings are adjacent to our general hospitals. The number of licensed beds and locations of our general hospitals at December 31, 2005 are described in the table beginning on page 3. We believe that all of our properties, including the administrative and medical office buildings described above, are suitable for their intended purposes.

        Obligations Relating to Real Property.    As of December 31, 2005, we had approximately $33 million of outstanding loans secured by property and equipment, and we had approximately $25 million of capitalized lease obligations. In addition, from time to time, we lease real property to third-party developers for the construction of medical office buildings. Under our current practice, the financing necessary to construct the medical office buildings encumbers only the leasehold and not our fee interest in the real estate. In years past, however, we have at times subordinated our fee interest and allowed our property to be pledged as collateral for third-party loans. We have no contractual obligation to make payments on these third-party loans, but our property could be subject to loss in the case of default by the lessee.

        Regulations Affecting Our Real Property.    We are subject to a number of laws and regulations affecting our use of, and purchase and sale of, real property. Among these are California's seismic standards and various environmental laws and regulations.

        The State of California has established standards intended to ensure that all hospitals in the state withstand earthquakes and other seismic activity without collapsing or posing the threat of significant loss of life. We are required to meet these standards by December 31, 2012. In addition, over time, hospitals must meet performance standards meant to ensure that they are capable of providing medical services to the public after an earthquake or other disaster. Ultimately, all general acute care hospitals in California must conduct all necessary seismic evaluations and be retrofitted, if needed, by 2030 to be in substantial compliance with the highest seismic performance standards. To date, we have conducted engineering studies and developed compliance plans for all of our California facilities in continuing operations. At this time, all of our general acute care hospitals in California are in compliance with all current seismic requirements. We anticipate spending approximately $385 million by 2012 to comply with the seismic regulations.

        Our properties are also subject to various federal, state and local environmental laws, rules and regulations, including with respect to asbestos abatement and the treatment of underground storage tanks, among other matters. We believe it is unlikely that the cost of complying with such laws, rules and regulations will have a material effect on our future capital expenditures, results of operations or competitive position.

MEDICAL STAFF AND EMPLOYEES

        Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. Under state laws and other licensing standards, hospital medical staffs are generally self-governing organizations subject to ultimate oversight by the hospital's local governing board. Members of the medical staffs of our hospitals also often serve on the medical staffs of hospitals not owned by us. Members of our medical staffs are free to terminate their affiliation with our hospitals or admit their patients to competing hospitals at any time. Although we own some physician practices and, where permitted by law, employ some physicians, the overwhelming majority of the physicians who practice at our hospitals are not our employees. Nurses, therapists, lab technicians, facility maintenance staff and the administrative staff of hospitals, however, normally are our employees. We are subject to federal minimum wage and hour laws and various state labor laws, and maintain a number of different employee benefit plans.

        Our operations depend on the efforts, abilities and experience of our employees and the physicians on the medical staffs of our hospitals, most of whom have no long-term contractual relationship with us. It is essential to our ongoing business that we attract and retain skilled employees and an appropriate number of quality physicians and other health care professionals in all specialties on our medical staffs. In some of our markets, physician recruitment and retention are affected by a shortage of physicians in certain sought-after specialties and the difficulties that physicians are experiencing in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance. In addition, we believe physician attrition is one of the reasons for our recent volume declines. However, we are taking a number of steps to address the problem of volume decline, the most important of which is centered on building stronger relationships with the physicians who admit patients both to our hospitals and to our competitors' hospitals.

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

        At December 31, 2005, the approximate number of our employees (of which approximately 27% were part-time employees) was as follows:

General hospitals and related health care facilities(1)	72,537
Administrative offices	897

Total	73,434

(1)
Includes employees whose employment relates to the operations of our general hospitals, rehabilitation hospitals, long-term acute care hospital, cancer hospital, outpatient surgery centers, managed services organizations, physician practices, in-house collection agency and other health care operations.

        The largest concentrations of our employees (excluding those in our administrative offices) are in those states where we have the largest concentrations of licensed hospital beds:

	% of employees	% of licensed beds
California	25.9%	21.5%
Florida	19.1%	25.1%
Texas	15.1%	16.3%

        At December 31, 2005, approximately 17% of our employees were represented by labor unions, and labor relations at our facilities generally have been satisfactory. We, and the hospital industry in general, are seeing an increase in the amount of union activity, particularly in California. In May 2003, we entered into an agreement with the Service Employees International Union and the American Federation of Federal, State, County and Municipal Employees with respect to all of our California hospitals and two hospitals in Florida; in December 2003, we entered into an agreement with the California Nurses Association with respect to all of our California hospitals. The agreements are expected to streamline the organizing and contract negotiation process, with minimal impact on and disruption to patient care, if a hospital's employees choose to organize into collective bargaining units. The agreements also provide a framework for pre-negotiated salaries, wages and benefits at the related hospitals. As of December 31, 2005, there were approximately 9,287 unionized employees in our California hospitals who were covered by these agreements. In 2006, labor union contracts that cover approximately 11% of our employees will expire; however, new contracts are expected to be negotiated consistent with our existing agreements. The new contracts are not expected to have a material adverse effect on our results of operations.

        Factors that adversely affect our labor costs include the nationwide shortage of nurses and the enactment of state laws regarding nurse-staffing ratios. The national nursing shortage continues and remains more serious in key specialties and in certain geographic areas than others, including several areas in which we operate hospitals. The nursing shortage has become a significant operating issue to health care providers, including us, and has resulted in increased labor costs for nursing personnel. In addition, state-mandated nurse-staffing ratios in California affect not only our labor costs, but, if we are unable to hire the necessary number of nurses to meet the required ratios, they may also cause us to limit patient admissions with a corresponding adverse effect on our net operating revenues. The vast majority of hospitals in California, including our hospitals, are not at all times meeting the state-mandated nurse-staffing ratios. We have continued to improve our monthly compliance and strive to make continued improvements in 2006.

        We cannot predict the degree to which we will be affected by the future availability or cost of nursing personnel, but we expect to continue to experience significant salary, wage and benefit pressures created by the nursing shortage throughout the country and escalation in state-mandated nurse-staffing ratios in California. In response to these trends, we have enhanced salaries, wages and benefits to recruit and retain nurses. In addition, we have been and may continue to be required to increase our use of temporary personnel, which is typically more expensive than hiring full-time or part-time employees. Significant efforts are being invested in workforce development with local schools of nursing and in recruitment of experienced nurses.

COMPETITION

        Our general hospitals and other health care businesses operate in competitive environments. Competition among health care providers occurs primarily at the local level. A hospital's position within the geographic area in which it operates is affected by a number of competitive factors, including, but not limited to (1) the scope, breadth and quality of services a hospital offers to its patients and physicians, (2) the number, quality and specialties of the physicians who admit and refer patients to the hospital, (3) nurses and other health care professionals employed by the hospital or on the hospital's staff, (4) the hospital's reputation, (5) its managed care contracting relationships, (6) its location, (7) the location and number of competitive facilities and other health care alternatives, (8) the physical condition of its buildings and improvements, (9) the quality, age and state-of-the-art of its medical equipment, (10) its parking or proximity to public transportation, (11) the length of time it has been a part of the community, and (12) the charges for its services. Accordingly, each hospital develops its own strategies to address these competitive factors locally. In addition, tax-exempt competitors may have certain financial advantages not available to our facilities, such as endowments, charitable contributions, tax-exempt financing, and exemptions from sales, property and income taxes. In some states, including California, not-for-profit hospitals are permitted by law to directly employ physicians while for-profit hospitals are prohibited from doing so.

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

        The health care industry as a whole is challenged by the difficulty of providing quality patient care in a competitive and highly regulated environment. We believe our Commitment to Quality ("C2Q") initiative, which we launched in 2003, should help position us to competitively meet these challenges. The C2Q initiative is designed to (1) improve patient safety and evidence-based medicine, (2) support physician excellence, (3) improve the practice and leadership of nursing, and (4) facilitate improved patient flow and care delivery. By the end of 2005, we completed Phase I implementation of our C2Q initiative at all of our hospitals in continuing operations and started Phase II at several of these hospitals. As a result, at most of our hospitals, we have seen various levels of reductions in emergency room wait times, increases in on-time starts in the operating rooms, and improved bed management and care coordination. We believe that these improvements will have the effect of increasing physician and patient satisfaction, potentially improving volumes as a result.

HEALTH CARE REGULATION AND LICENSING

  CERTAIN BACKGROUND INFORMATION

        Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. Changes in the Medicare and Medicaid programs and other government health care programs, hospital cost-containment initiatives by public and private payers, proposals to limit payments and health care spending, and industry-wide competitive factors greatly impact the health care industry. The industry is also subject to extensive federal, state and local regulation relating to licensure, conduct of operations, ownership of facilities, physician relationships, addition of facilities and services, and reimbursement rates for services. The laws, rules and regulations governing the health care industry are extremely complex, and the industry often has little or no regulatory or judicial interpretation for guidance. Although we have extensive policies and procedures in place to facilitate compliance in all material respects with such laws, rules and regulations, if a determination is made that we were in material violation of such laws, rules or regulations, our business, financial position, results of operations or cash flows could be materially adversely affected. In addition, we are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations (discussed beginning on page 49). Further changes in the regulatory framework affecting health care providers could have a material adverse effect on our business, financial position, results of operations or cash flows.

        Both federal and state government agencies continue heightened and coordinated civil and criminal enforcement efforts against the health care industry. As part of an announced work plan that is implemented through the use of national initiatives pertaining to health care providers (including us), the U.S. Department of Health and Human Services ("HHS") and the U.S. Department of Justice are scrutinizing, among other things, billing practices related to coding of diagnosis-related groups and coronary artery stenting procedures, billings for services ordered by excluded physicians, and payments to inpatient rehabilitation and psychiatric hospital units. We believe that we, and the health care industry in general, will continue to be subject to increased government scrutiny and investigations such as these, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

        Another trend impacting health care providers, including us, is the increasing number of qui tam actions brought under the federal False Claims Act. Qui tam or "whistleblower" actions allow private individuals to bring actions on behalf of the government, alleging that a hospital or health care provider has defrauded a federal government program, such as Medicare or Medicaid. If the government intervenes in the action and prevails, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each false claim submitted to the government. As part of the resolution of a qui tam case, the party filing the initial complaint may share in a portion of any settlement or judgment. If the government does not intervene in the action, the qui tam plaintiff may continue to pursue the action independently. Although companies in the health care industry in general, and us in particular, have been and may continue to be subject to qui tam actions, we are unable to predict the future impact of such actions on our business, financial position, results of operations or cash flows.

  ANTI-KICKBACK AND SELF-REFERRAL REGULATIONS

        Medicare and Medicaid anti-kickback and anti-fraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (the "Anti-kickback Statute") prohibit certain business practices and relationships that might affect the provision and cost of health care services payable under the Medicare and Medicaid programs and other government programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by such programs. Sanctions for violating the Anti-kickback Statute include criminal penalties and civil sanctions, as well as fines and possible exclusion from government programs, such as Medicare and Medicaid. Many states have statutes similar to the federal Anti-kickback Statute, except that the state statutes usually apply to referrals for services reimbursed by all third-party payers, not just federal programs. In addition, it is a violation of the federal Civil Monetary Penalties Law to offer or transfer anything of value to Medicare or Medicaid beneficiaries that is likely to influence their decision to obtain covered goods or services from one provider or service over another.

        The federal government has also issued regulations that describe some of the conduct and business relationships that are permissible under the Anti-kickback Statute. These regulations are often referred to as the "Safe Harbor" regulations. The fact that certain conduct or a given business arrangement does not meet a Safe Harbor does not necessarily render the conduct or business arrangement illegal under the Anti-kickback Statute. Rather, such conduct and business arrangements risk increased scrutiny by government enforcement authorities and should be reviewed on a case-by-case basis.

        In addition to addressing other matters, as discussed below, the Health Insurance Portability and Accountability Act of 1996 also amended Title XI (42 U.S.C. Section 1301 et seq.) to broaden the scope of fraud and abuse laws to include all health plans, whether or not payments under such health plans are made pursuant to a federal program.

        Section 1877 of the Social Security Act (commonly referred to as the "Stark" law) generally restricts referrals by physicians of Medicare or Medicaid patients to entities with which the physician or an immediate family member has a financial relationship, unless one of several exceptions applies. The referral prohibition applies to a number of statutorily defined "designated health services," such as clinical laboratory, physical therapy, radiology, and inpatient and outpatient hospital services. The exceptions to the referral prohibition cover a broad range of common financial relationships. These statutory, and the subsequent regulatory, exceptions are available to protect certain permitted employment relationships, leases, group practice arrangements, medical directorships, and other common relationships between physicians and providers of designated health services, such as hospitals. A violation of the Stark law may result in a denial of payment, required refunds to patients and the Medicare program, civil monetary penalties of up to $15,000 for each violation, civil monetary penalties of up to $100,000 for "sham" arrangements, civil monetary penalties of up to $10,000 for each day that an entity fails to report required information, and exclusion from participation in the Medicare and Medicaid programs and other federal programs. Many states have adopted or are considering similar self-referral statutes, some of which extend beyond the related state Medicaid program to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. Our participation in and development of joint ventures and other financial relationships with physicians could be adversely affected by these amendments and similar state enactments.

        Our compliance and law departments systematically review all of our operations to determine the extent to which they comply with the Anti-kickback Statute, the Stark law and similar state statutes.

  HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT

        Title II, Subtitle F of the Health Insurance Portability and Accountability Act, or HIPAA, mandates the adoption of specific standards for electronic transactions and code sets that are used to transmit certain types of health information. HIPAA's objective is to encourage efficiency and reduce the cost of operations within the health care industry. To protect the information transmitted using the mandated standards and the patient information used in the daily operations of a covered entity, HIPAA also sets forth federal rules protecting the privacy and security of personal health information. The privacy and security regulations address the use and disclosure of individually identifiable health information and the rights of patients to understand and control how their information is used and disclosed. The law provides both criminal and civil fines and penalties for covered entities that fail to comply with HIPAA.

        HHS regulations include deadlines for compliance with the various provisions of HIPAA. Effective October 1, 2005, CMS will not process electronic claims that do not meet HIPAA's electronic data transmission (transaction and code set) standards that health care providers must use when transmitting certain health care information electronically. Our electronic data transmissions are compliant with current standards.

        All covered entities, including those we operate, were required to comply with the privacy requirements of HIPAA by April 14, 2003. We were in material compliance with the privacy regulations by that date and remain so, as we continue to develop training and revise procedures to address ongoing compliance. The HIPAA security regulations require health care providers to implement administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of patient information. We continue to work toward full and complete compliance with the security standards.

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

  HEALTH CARE FACILITY LICENSING REQUIREMENTS

        In order to maintain their operating licenses, health care facilities must comply with strict governmental standards concerning medical care, equipment and cleanliness. Various licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. Our health care facilities hold all required governmental approvals, licenses and permits material to the operation of our business.

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

        Medical and surgical services and practices are extensively supervised by committees of staff doctors at each of our health care facilities, are overseen by each facility's local governing board, the members of which primarily are community members and physicians, and are reviewed by our clinical quality personnel. The local hospital governing board also helps maintain standards for quality care, develop long-range plans, establish, review and enforce practices and procedures, and approve the credentials and disciplining of medical staff members.

  CERTIFICATE OF NEED REQUIREMENTS

        Some states require state approval for construction, expansion and closure of health care facilities, including findings of need for additional or expanded health care facilities or services. Certificates of need, which are issued by governmental agencies with jurisdiction over health care facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and certain other matters. Following a number of years of decline, the number of states requiring certificates of need is once again on the rise as state legislatures are looking at the certificate of need process as a way to contain rising health care costs. As of December 31, 2005, we operated hospitals in nine states that require a form of state approval under certificate of need programs applicable to those hospitals. We are unable to predict whether we will be required or able to obtain any additional certificates of need in any jurisdiction where such certificates of need are required, or if any jurisdiction will eliminate or alter its certificate of need requirements in a manner that will increase competition and, thereby, affect our competitive position.

  ENVIRONMENTAL REGULATIONS

        Our health care operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our operations also are subject to compliance with various other environmental laws, rules and regulations. We believe it is unlikely that the cost of such compliance will have a material effect on our future capital expenditures, results of operations or competitive position.

COMPLIANCE PROGRAM

        We maintain a multifaceted corporate and hospital-based compliance program that is designed to assist corporate staff and hospital operators to meet or exceed applicable standards established by federal guidance and industry practice. We established our compliance department in 2003 to carry out compliance-related functions previously carried out by the law department. To ensure the independence of the compliance department, the following measures were implemented:

  •
  the compliance department has its own operating budget;

  •
  the compliance department has the authority to hire outside counsel, to access any Tenet document and to interview any of our personnel; and

  •
  the chief compliance officer reports directly to the quality, compliance and ethics committee of our board of directors.

        On January 14, 2004, our board of directors approved a new compliance program charter intended to further our goal of fostering and maintaining the highest ethical standards, and valuing our compliance with all state and federal laws and regulations as a foundation of our corporate philosophy. The primary focus of the program is compliance with the requirements of the Medicare and Medicaid programs and all other government health care programs. Pursuant to the terms of the compliance program charter, the compliance department is responsible for the following activities: (1) drafting company policies and procedures related to compliance issues; (2) developing and providing compliance-related education and training to all of our employees and, as appropriate, directors, contractors, agents and staff physicians; (3) monitoring, responding to and resolving all compliance-related issues; (4) ensuring that we take appropriate corrective and disciplinary action when noncompliant or improper conduct is identified; and (5) measuring compliance with our policies and legal and regulatory requirements related to health care operations.

        In order to ensure the compliance department is well-positioned to perform its duties as outlined in its charter, in 2004 we significantly expanded our compliance staff. As part of this expansion, we hired regional compliance directors and have named a compliance officer for each hospital. All hospital-based compliance officers report to regional compliance directors who report directly to our chief compliance officer.

        On March 23, 2004, Tenet entered into a five-year Corporate Integrity Agreement ("CIA") with the Office of the Inspector General of HHS related to North Ridge Medical Center ("NRMC"), one of our Florida hospitals; however, certain provisions of the CIA impose obligations on Tenet and our subsidiaries. The CIA is structured to assure the federal government of our federal health care program compliance and specifically covers physician relationships. Under the CIA, we have an affirmative obligation to report to the government probable violations of applicable federal health care laws and regulations. This obligation could result in greater scrutiny of NRMC and Tenet by regulatory authorities. Breach of the CIA could subject us to substantial monetary penalties or affect NRMC's participation in the Medicare and Medicaid programs, or both. We have agreed, during the five-year term of the CIA, to operate our compliance program as it pertains to NRMC in a manner that meets the requirements of the CIA.

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

        As part of the program, we provide annual ethics and compliance training sessions to every employee, as well as our board of directors. All employees are required to report incidents that they believe in good faith may be in violation of the Standards of Conduct, and are encouraged to contact our 24-hour toll-free Ethics Action Line when they have questions about the standards or any ethics concerns. Incidents of alleged financial improprieties reported to the Ethics Action Line or the ethics and business conduct department are communicated to the audit committee of our board of directors. All reports to the Ethics Action Line are kept confidential to the extent allowed by law, and employees have the option to remain anonymous. In cases reported to the Ethics Action Line that involve a possible violation of the law or regulatory policies and procedures, the matter is referred to the compliance department for investigation. Retaliation against employees in connection with reporting ethical concerns is considered a serious violation of our Standards of Conduct, and, if it occurs, it will result in discipline, up to and including termination of employment.

        The full text of our Standards of Conduct is published on our website, at www.tenethealth.com, under the "Ethics & Business Conduct" caption in the "Our Company" section. A copy of our Standards of Conduct is also available upon written request to our corporate secretary.

PROFESSIONAL AND GENERAL LIABILITY INSURANCE

        As is typical in the health care industry, we are subject to claims and lawsuits in the ordinary course of business. The health care industry has seen significant increases in professional liability insurance in recent years due to increased litigation. In response to such unfavorable pricing and availability of professional liability insurance, we have formed or participated in captive insurance companies to self-insure a substantial portion of our professional and general liability risk. Claims in excess of our self-insurance retentions are insured with commercial insurance companies.

        Our hospitals' self-insured retention per occurrence is currently $2 million, except for hospitals in states with patient compensation funds, whose retentions may be lower. Our captive insurance company's retention per occurrence is currently $13 million. Claims in excess of $15 million per occurrence are reinsured, and our captive insurance company bears 2.5% of the first $10 million of reinsurance claims. If a claim exceeds $25 million, our excess professional and general liability insurance would apply up to an aggregate limit of $275 million. Any losses not covered by or in excess of the amounts maintained under insurance policies will be funded from our working capital.

        In addition to the reserves recorded by our captive insurance subsidiaries, we maintain reserves, including reserves for incurred but not reported claims, for our self-insured professional liability retentions and claims in excess of the policies' aggregate limits, based on actuarial estimates of losses and related expenses. Also, we provide letters of credit to our insurers, which can be drawn upon under certain circumstances, to collateralize the deductible and self-insured retentions under a selected number of our professional and general liability insurance programs.

EXECUTIVE OFFICERS

        The names, positions and ages of our executive officers, as of March 1, 2006, are:

	Position	Age
Trevor Fetter	President and Chief Executive Officer	46
Reynold J. Jennings	Chief Operating Officer	59
Timothy L. Pullen	Interim Chief Financial Officer, Executive Vice President and Chief Accounting Officer	50
E. Peter Urbanowicz	General Counsel and Secretary	42
Jennifer Daley, M.D.	Chief Medical Officer and Senior Vice President, Clinical Quality	56

        Mr. Fetter was elected president effective November 7, 2002 and was named chief executive officer in September 2003. He has also been a member of the board of directors of Tenet since September 2003. From March 2000 to November 2002, Mr. Fetter was chairman and chief executive officer of Broadlane, Inc. He continues to serve as chairman of Broadlane. From October 1995 to February 2000, he served in several senior management positions at Tenet, including executive vice president and chief financial officer, then chief corporate officer and chief financial officer in the office of the president. Mr. Fetter holds an M.B.A. from the Harvard Business School and a bachelor's degree in economics from Stanford University. Mr. Fetter is a member of the board of directors of the Tenet Healthcare Foundation, the Federation of American Hospitals and the U.S. Chamber of Commerce. He is also a member of the board of trustees of the Committee for Economic Development.

        Mr. Jennings was named chief operating officer on February 9, 2004. Prior to that, he served as president of our former eastern division, and, from 1997 to March 2003, he served as executive vice president of our former southeast division. Mr. Jennings rejoined Tenet in 1997 from Ramsay Health Care Inc., where he was president and chief executive officer from 1993 to 1996. Before that, he served as senior vice president, operations, responsible for National Medical Enterprises, Inc.'s acute care hospitals in Texas, Missouri and West Florida from 1991 to 1993. His career experience includes executive directorships at a number of acute care hospitals. Mr. Jennings holds an M.B.A. from the University of South Carolina and a bachelor's degree in pharmacy from the University of Georgia. Mr. Jennings is also a fellow of the American College of Healthcare Executives and a member of the board of directors of the Federation of American Hospitals.

        Mr. Pullen has served as interim chief financial officer of the Company since November 2005. He was appointed executive vice president and chief accounting officer in August 2003. Prior to that time, he served as vice president and controller of Tenet from 1995 to 1999, when he was promoted to senior vice president and controller. He joined The Hillhaven Corporation, a subsidiary of National Medical Enterprises, in 1983 and served in various executive positions, including vice president, finance. Mr. Pullen holds an M.B.A. from Seattle University and a bachelor's degree in accounting from the Rochester Institute of Technology. He also completed the Advanced Management Program at Harvard Business School.

        Mr. Urbanowicz joined Tenet as general counsel and was appointed secretary on December 22, 2003. From October 2001 to December 2003, he served as Deputy General Counsel of the U.S. Department of Health and Human Services. Before joining HHS, from June 2000 to October 2001,

Mr. Urbanowicz was a partner in the law firm of Locke Liddell & Sapp, specializing in health care law. From January 1998 to June 2000, he was a partner in the New Orleans law firm of Liskow & Lewis and was head of that firm's health care law practice. Before joining Liskow & Lewis, Mr. Urbanowicz was a partner in the New Orleans law firm of Monroe & Lemann, where he was head of the firm's health care law practice. Mr. Urbanowicz holds a J.D. from Tulane University's School of Law and a bachelor's degree in English and political science from Tulane University. He is a member of the American Law Institute and a member of the board of directors of the Federation of American Hospitals.

        Dr. Daley has served as chief medical officer and senior vice president, clinical quality since February 2003. When she first joined Tenet in July 2002, she was appointed to the newly created position of vice president, clinical effectiveness. Before joining Tenet, Dr. Daley served as director of the Center for Health Systems Design and Evaluation at Massachusetts General Hospital and Partners Health Care System from 1999 to 2002. From 1996 to 1999, Dr. Daley was vice president and medical director of health care quality at the Beth Israel Deaconess Medical Center, a Harvard teaching hospital. From 1990 to 1996, she was employed at the Department of Veterans Affairs (DVA) and served as the co-chair of the DVA's National Surgical Quality Improvement Program from 1991 to 2003. Dr. Daley has been an associate professor of medicine at the Harvard Medical School and a clinician-teacher and practicing internist at the New England Medical Center in Boston. She earned her medical degree at Tufts University School of Medicine and her bachelor's degree at Brown University.

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

FORWARD-LOOKING STATEMENTS

        The information in this report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements represent management's current belief, based on currently available information, as to the outcome and timing of future events. They involve known and unknown risks, uncertainties and other factors—many of which we are unable to predict or control—that may cause our actual results, performance or achievements, or health care industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the risks described in Item 1A of this report and the following:

  •
  Our ability to satisfactorily and timely collect our patient accounts receivable;

  •
  Our ability to identify and execute on measures designed to save or control costs;

  •
  The availability and terms of debt and equity financing sources to fund the needs of our business;

  •
  Changes in our business strategies or development plans;

  •
  The impact of natural disasters, including our ability to reopen facilities affected by such disasters;

  •
  Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care;

  •
  Various factors that may increase the cost of supplies;

  •
  National, regional and local economic and business conditions;

  •
  Demographic changes; and

  •
  Other factors and risk factors referenced in this report and our other public filings.

        When considering forward-looking statements, a reader should keep in mind the risk factors and other cautionary statements in this report. Should one or more of the risks and uncertainties described above, in Item 1A, Risk Factors, below or elsewhere in this report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and, therefore, disclaim any resulting liability for potentially related damages.

        All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

ITEM 1A. RISK FACTORS

        Our business is subject to a number of risks and uncertainties—many of which are beyond our control—that may cause our actual operating results or financial performance to be materially different from our expectations. If one or more of the events discussed in the following risks were to occur, actual outcomes could differ materially from those expressed in or implied by any forward-looking statements we make in this report or our other filings with the SEC, and our business, financial position, results of operations or liquidity could be materially adversely affected. Additional risks and uncertainties not presently known, or that we currently deem immaterial, may also negatively affect our business and operations. In either case, the trading price of our common stock could decline and shareholders could lose all or part of their investment.

        If managed care payers reduce the payments we receive as reimbursement for the health care services we provide, or if we have difficulty collecting from managed care payers, our revenues could be adversely affected.

        We currently have thousands of managed care contracts with various health maintenance organizations and preferred provider organizations. The amount of our net patient revenue from our continuing general hospitals under managed care contracts for the year ended December 31, 2005 was $4.7 billion, which represented approximately 49% of our total net operating revenues. Approximately 38% of our managed care net patient revenues during the year ended December 31, 2005 were derived from our top five managed care payers. At December 31, 2005, approximately 58% of our net accounts receivable related to continuing operations were due from managed care payers.

        Managed care payers are increasingly demanding discounted fee structures or the assumption by health care providers of all or a portion of the financial risk. We expect managed care payers to continue to aggressively manage reimbursement levels and enforce more stringent cost controls. In addition, an increasing number of managed care providers have experienced financial difficulties in recent years, in some cases resulting in bankruptcy or insolvency. Managed care providers with which we do business have encountered and may continue to encounter similar difficulties in paying claims in the future. In recent years, payment pressure from managed care payers, along with increased levels of co-pay payments, deductibles and coinsurance amounts to be paid by insured patients, has affected our provision for doubtful accounts, and we continue to experience ongoing managed care payment delays and disputes.

        It would harm our business if we were unable to enter into managed care provider arrangements on acceptable terms. Any material reductions in the payments that we receive for our services, coupled with the difficulty in collecting receivables from managed care payers, could reduce our overall revenues and have an adverse effect on our results of operations.

        Changes in the Medicare and Medicaid programs or other government health care programs could have an adverse effect on our business.

        Estimated payments under the Medicare program constituted approximately 27.5% of net patient revenues at our continuing general hospitals for the year ended December 31, 2005, and various state Medicaid programs, excluding state-funded managed care programs, constituted approximately 8.3% of net patient revenues at the same hospitals for the same period. The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease government program payments in the future, as well as affect the cost of providing services to patients and the timing of payments to facilities. We are unable to predict the effect of future government health care funding policy changes on our operations. If the rates paid by governmental payers are reduced, if the scope of services covered by governmental payers is limited, if we are required to pay substantial amounts in settlement pertaining to government programs, or if we, or one or more of our subsidiaries' hospitals, are excluded from participation in the Medicare or Medicaid program or any other government health care program, there could be a material adverse effect on our business, financial position, results of operations or cash flows.

        The ultimate resolution of claims, lawsuits and investigations could adversely affect our financial position.

        During the past several years, we have been subject to a significant number of claims and lawsuits. Also during the past several years, we became the subject of federal and state agencies' civil and criminal investigations and enforcement efforts, and received subpoenas and other requests from those agencies for information relating to a variety of subjects. While we cannot predict the likelihood of future claims or inquiries, we expect that new matters may be initiated against us from time to time. The results of claims, lawsuits and investigations also cannot be predicted, and it is possible that the ultimate resolution of these matters, individually or in the aggregate, may have a material adverse effect on our business (both in the near and long term), financial position, results of operations or cash flows. Although we defend ourselves vigorously against claims and lawsuits and cooperate with investigations, these matters:

  •
  Could require us to pay substantial damages or amounts in judgments or settlements, which individually or in the aggregate could exceed amounts, if any, that may be recovered under our insurance policies where coverage applies and is available;

  •
  Cause us to incur substantial expenses;

  •
  Require significant time and attention from our management; and

  •
  Could cause us to close or sell hospitals or otherwise modify the way we conduct business.

        We recognize that, where appropriate, our interests may be best served by resolving certain matters without litigation. To that end, we have been and continue to be engaged in discussions with federal law enforcement agencies regarding the possibility of reaching a non-litigated resolution of certain outstanding issues with the federal government. We are not able to predict whether such a resolution will in fact occur on any terms, project a timeline for resolution or quantify the economic impact of any non-litigated resolution. However, if we do reach a non-litigated resolution, it is possible that the settlement could be significant and may require us to incur additional debt or other financing. We do not expect to enter into any settlement unless funding for it can be arranged without jeopardizing our liquidity. If a non-litigated resolution does not occur, we will continue to defend ourselves vigorously against claims and lawsuits. Any resolution of significant claims against us, whether as a result of litigation or settlement, could have a material adverse impact on our business, financial position or results of operations.

        Our business continues to be adversely affected by a high volume of uninsured patients.

        Like others in the health care industry, we continue to provide services to a high volume of uninsured patients. In fact, our level of uninsured patients has been higher in the last two years than in previous periods. Although the discounting components of our Compact with Uninsured Patients have reduced our provision for doubtful accounts recorded in our Consolidated Financial Statements, they are not expected to mitigate the net economic effects of treating uninsured patients. We continue to experience a high level of uncollectible accounts and, unless a business mix shift toward a higher level of insured patients occurs, we anticipate this trend to continue.

        We operate in a highly competitive industry, and competition is one reason for our recent declines in patient volumes.

        A number of factors affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities, including the influence of local health care competitors. Generally, other hospitals in the local communities we serve provide services similar to those offered by our hospitals. Some of the hospitals that compete with our hospitals are owned by government agencies or not-for-profit corporations. Tax-exempt competitors may have certain financial advantages not available to our facilities, such as endowments, charitable contributions, tax-exempt financing, and exemptions from sales, property and income taxes. In some states, including California, not-for-profit hospitals are permitted by law to directly employ physicians while for-profit hospitals are prohibited from doing so. We also face increasing competition from physician-owned specialty hospitals and freestanding surgery, diagnostic and imaging centers for market share in high margin services and for quality physicians and personnel. If competing health care providers are better able to attract patients, recruit and retain physicians, expand services or obtain favorable managed care contracts at their facilities, we may continue to experience a decline in inpatient and outpatient volume levels.

        Our business and financial position could be harmed if we are not able to attract and retain employees, physicians and other health care professionals, and our costs continue to be adversely affected by the shortage of nurses.

        Our operations depend on the efforts, abilities and experience of our employees and the physicians on the medical staffs of our hospitals, most of whom have no long-term contractual relationship with us. It is essential to our ongoing business that we attract and retain skilled employees and an appropriate number of quality physicians and other health care professionals in all specialties on our medical staffs. In some of our markets, physician recruitment and retention are affected by a shortage of physicians in certain sought-after specialties and the difficulties that physicians are experiencing in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance. In addition, we believe physician attrition is one of the reasons for our recent volume declines. If we are unable to build stronger relationships with the physicians who admit patients both to our hospitals and to our competitors' hospitals, we expect these volume declines to continue. In general, the loss of some or all of our key employees or the inability to attract or retain sufficient numbers of qualified physicians and other health care professionals could have a material adverse effect on our business, financial position, results of operations or cash flows.

        Labor costs remain a significant cost pressure facing us, as well as the health care industry in general. The national nursing shortage continues and remains more serious in key specialties and in certain geographic areas than others, including several areas in which we operate hospitals. This has increased labor costs for nursing personnel. In addition, state-mandated nurse-staffing ratios in

California affect not only our labor costs, but if we are unable to hire the necessary number of nurses to meet the required ratios, they may also cause us to limit patient admissions with a corresponding adverse effect on net operating revenues. We cannot predict the degree to which we will be affected by the future availability or cost of nursing personnel, but we expect to continue to experience significant salary, wage and benefit pressures created by the nursing shortage throughout the country and escalation in state-mandated nurse-staffing ratios in California. In response to these trends, we have enhanced salaries, wages and benefits to recruit and retain nurses. In addition, we have been and may continue to be required to increase our use of temporary personnel, which is typically more expensive than hiring full-time or part-time employees.

        Our licensed hospital beds are heavily concentrated in Florida, California and Texas, which makes us sensitive to economic, regulatory, environmental and other developments in those states.

        As of December 31, 2005, the largest concentrations of licensed beds in our general hospitals were in Florida (25.1%), California (21.5%) and Texas (16.3%). Such concentrations increase the risk that, should any adverse economic, regulatory, environmental or other development occur within these states, our business, financial position, results of operations or cash flows could be materially adversely affected.

        Specifically, a natural disaster or other catastrophic event could affect us more significantly than other companies with less geographic concentration. In the recent past, hurricanes have had a disruptive effect on the operations of our hospitals in Florida and Texas, as well as in Louisiana and Mississippi, and the patient populations in those states. Our California operations could be adversely affected by a major earthquake in that state. Moreover, we anticipate spending approximately $385 million by 2012 to meet California's seismic regulations for hospitals.

        Our business and financial results could be harmed by violations of existing regulations or compliance with new or changed regulations.

        Our business is subject to extensive federal, state and local regulation relating to, among other things, licensure, conduct of operations, ownership of facilities, physician relationships, addition of facilities and services, and reimbursement rates for services. The laws, rules and regulations governing the health care industry are extremely complex, and the industry often has little or no regulatory or judicial interpretation for guidance. If a determination is made that we were in material violation of such laws, rules or regulations, we could be subject to penalties or liabilities or required to make significant changes to our operations. In addition, health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. We are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework affecting health care providers could harm our business, financial position, results of operations or cash flows.

        The cost and future availability of insurance, as well as insurance policy limits, may have an adverse effect on our operations.

        We continue to experience unfavorable pricing and availability trends in the professional and general liability insurance markets and increases in the size of claim settlements and awards in this area. If these trends continue, they could have an adverse effect on our business and financial results. All reinsurance and any excess professional and general liability insurance we purchase are subject to policy aggregate limitations. Any limits paid, in whole or in part, could deplete or reduce the excess limits available to pay any other material claims applicable to the relevant policy period. If such policy aggregate limitations should be partially or fully exhausted in the future, or actual payments of claims materially exceed projected estimates of claims, our financial position, results of operations or cash flows could be materially adversely affected.

        All five of our hospitals and several imaging centers in the New Orleans area and our hospital in Mississippi suffered considerable damage from Hurricane Katrina in late August 2005. We have property, business interruption and related insurance coverage to mitigate the financial impact of these types of catastrophic events. Our policies, which are on an occurrence basis and cover the period April 1, 2005 through March 31, 2006, are subject to deductible provisions, exclusions and limits. One such limit relates to flood losses as defined in the insurance policies. If significant portions of the losses at our facilities are determined to be caused by flood, flood damage limits under our insurance policies for any future damages to any of our hospitals during the remainder of the policy period may be partially or fully exhausted. If existing flood policy limits should be partially or fully exhausted as a result of Hurricane Katrina and ensuing events, and we were to sustain a subsequent flood loss, and if we cannot or do not obtain additional coverage, our financial position, results of operations or cash flows could be materially adversely affected.

        Trends affecting our actual or anticipated results may lead to charges that would adversely affect our results of operations.

        As a result of the various factors that affect our industry generally and our business specifically, we may from time to time be required to record charges in our results of operations. For example, as a result of our recent financial trends and the current outlook for our future operating performance, we recorded goodwill and long-lived asset impairment charges of approximately $160 million in the year ended December 31, 2005 and approximately $1.1 billion during the fourth quarter of 2004. Based on future financial trends and the possible impact of negative trends on our future outlook, further impairments of long-lived assets and goodwill may occur, and we will incur additional restructuring charges. Future restructuring of our regions that changes our goodwill reporting units could also result in further impairments of our goodwill. Any such charges could adversely affect our results of operations.

        Our substantial leverage could have a significant effect on our operations.

        We are a highly leveraged company. As of December 31, 2005, we had approximately $4.8 billion of total long-term debt, as well as approximately $194 million in letters of credit outstanding under our letter of credit facility. In addition, from time to time, we expect to engage in various capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time.

        Our leverage and debt service obligations could have important consequences to an investor, including the following:

  •
  Our letter of credit facility and the indentures governing our senior notes contain, and any future debt obligations may contain, covenants that, among other things, restrict our ability to pay dividends, incur additional debt and sell assets. If we do not comply with these obligations, it may cause an event of default, which, if not cured or waived, could require us to repay the indebtedness immediately.

  •
  We may be more vulnerable in the event of a deterioration in our business, in the health care industry, in the economy generally or if federal or state governments set further limitations on reimbursement under the Medicare or Medicaid programs.

  •
  We may have difficulty obtaining additional financing at economically acceptable interest rates and other terms to meet our requirements for working capital, capital expenditures, the payment of judgments or settlements, or general corporate purposes.

  •
  We may be required to dedicate a substantial portion of our cash flow to the payment of principal and interest on our indebtedness, which could reduce the amount of funds available for our operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None.

ITEM 2. PROPERTIES

        Note: The disclosure required under this Item is included in Item 1.

ITEM 3. LEGAL PROCEEDINGS

        During the past several years, Tenet and our subsidiaries have been subject to a significant number of claims and lawsuits. Several of these matters were resolved in 2004 and 2005, and some have recently been resolved, as described below. Also during the past several years, we became the subject of federal and state agencies' civil and criminal investigations and enforcement efforts, and received subpoenas and other requests from those agencies for information relating to a variety of subjects. While we cannot predict the likelihood of future claims or inquiries, we expect that new matters may be initiated against us from time to time.

        The results of claims, lawsuits and investigations cannot be predicted, and it is possible that the ultimate resolution of these matters, individually or in the aggregate, may have a material adverse effect on our business (both in the near and long term), financial position, results of operations or cash flows.

        We recognize that, where appropriate, our interests may be best served by resolving certain matters without litigation. To that end, we have been and continue to be engaged in discussions with federal law enforcement agencies regarding the possibility of reaching a non-litigated resolution of certain outstanding issues with the federal government. We are not able to predict whether such a resolution will in fact occur on any terms, project a timeline for resolution or quantify the economic impact of any non-litigated resolution; therefore, we have not recorded reserves for such a resolution. However, if we do reach a non-litigated resolution, it is possible that the settlement could be significant and may require us to incur additional debt or other financing. We do not expect to enter into any settlement unless funding for it can be arranged without jeopardizing our liquidity. If a non-litigated resolution does not occur, we will continue to defend ourselves vigorously against claims and lawsuits. As stated above, any resolution of significant claims against us, whether as a result of litigation or settlement, could have a material adverse impact on our business, liquidity, financial position or results of operations.

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

        On September 25, 2003, the grand jury returned a second superseding indictment that added the hospital's then-director of business development, Mina Nazaryan, as a defendant. The second superseding indictment charged the defendants with conspiracy to violate the Anti-kickback Statute and 19 substantive counts of paying illegal remunerations. Additionally, Ms. Nazaryan was charged with one count of obstruction of a health care offense investigation and two counts of witness tampering. On April 15, 2004, the grand jury returned a third superseding indictment, adding four counts of filing a false tax return solely against Ms. Nazaryan.

        On July 22, 2004, the grand jury returned a fourth superseding indictment against Barry Weinbaum, Mina Nazaryan, Alvarado Hospital Medical Center and Tenet HealthSystem Hospitals. The fourth superseding indictment added details and allegations to the previously identified counts, but no new charges.

        Prior to trial, all of the defendants pleaded not guilty. Trial proceedings commenced on October 20, 2004 in U.S. District Court in San Diego. In January 2005, Ms. Nazaryan entered into a plea agreement with the U.S. Attorney for the Southern District of California to plead guilty to one count of conspiracy. The other counts against Ms. Nazaryan were dismissed as part of her plea agreement. At the conclusion of the prosecution's case-in-chief, the defendants filed a motion for judgment of acquittal, then rested. On February 17, 2005, the trial judge declared a mistrial after the members of the jury indicated that they were unable to reach a verdict in the case. In early March 2005, the court entered an order granting defendants' motion on two specific counts alleging payment of illegal remunerations in violation of the Anti-kickback Statute, but denied the motion on the conspiracy charge and 17 other specific counts. A second trial relating to those counts commenced on May 3, 2005. Jury deliberations in the case began in mid-November 2005. In December 2005, the trial judge dismissed a juror after a court employee overheard the juror discussing the case while riding a commuter train. One of two alternate jurors was then seated, and the jury was required to restart deliberations after having deliberated for 17 days. As of March 8, 2006, deliberations were still ongoing. If convicted following this trial, the two defendant subsidiaries could be subject to monetary penalties and exclusion from participation in the Medicare program and other federal and state health care programs.

  Southern California Investigations

        On July 3, 2003, we and several of our subsidiaries received administrative subpoenas from the U.S. Attorney's Office for the Central District of California seeking documents from 1997 through July 2003 related to physician relocation agreements at seven Southern California hospitals owned by our subsidiaries during that period, as well as summary information about physician relocation agreements related to all of our hospital subsidiaries. Specifically, the subpoenas, issued in connection with a criminal investigation, sought information from us, three intermediary corporate subsidiaries and subsidiaries that own or owned the following Southern California hospitals: Centinela Hospital Medical Center in Inglewood; Daniel Freeman Memorial Hospital in Inglewood; Daniel Freeman Marina Hospital in Marina del Rey; John F. Kennedy Memorial Hospital in Indio; Brotman Medical Center in Culver City; Encino-Tarzana Regional Medical Center in Encino and Tarzana; and Century City Hospital in Los Angeles. We sold Centinela Hospital Medical Center, Daniel Freeman Memorial Hospital and Daniel Freeman Marina Hospital in November 2004, and we ceased operating Century City Hospital in April 2004. We sold Brotman Medical Center in September 2005. We are cooperating with the government with respect to this investigation.

        Physician arrangements at three of these hospitals—Century City Hospital, Brotman Medical Center and Encino-Tarzana Regional Medical Center—are also the subject of an ongoing federal civil investigation.

        In addition, we have cooperated with the U.S. Attorney's Office in Los Angeles regarding its investigation into physician agreements, coronary procedures and billing practices at three hospitals in Southern California—Centinela Hospital Medical Center, Daniel Freeman Memorial Hospital and USC University Hospital. We received a number of voluntary document requests from the government seeking information from 1998 to June 2004 concerning various aspects of the investigation. The U.S. Attorney's Office has since indicated that it is no longer pursuing this matter.

  Women's Cancer Center

        In April 2003, we received an administrative subpoena duces tecum from the Office of the Inspector General ("OIG") of the U.S. Department of Health and Human Services seeking documents relating to any agreements with the Women's Cancer Center, a physician's group not owned by us practicing in the field of gynecologic oncology, and certain physicians affiliated with that group. The subpoena sought documents from us as well as four of our California hospitals—Community Hospital of Los Gatos, Doctors Medical Center of Modesto, San Ramon Regional Medical Center and St. Luke Medical Center in Pasadena (which is now closed)—and Lake Mead Hospital Medical Center in North Las Vegas, Nevada (which we sold in February 2004). In October 2005, the U.S. Department of Justice ("DOJ") notified us that it is no longer pursuing this matter.

  Florida Medicaid Investigation

        In June 2003, the Florida Medicaid Fraud Control Unit ("FMFCU") issued an investigative subpoena to us seeking employee personnel records and contracts with physicians, physician assistants, therapists and management companies, including loan agreements and purchase and sale agreements, from January 1992 to June 2003 related to the Florida hospitals then owned, or formerly owned, by our subsidiaries. Since that time, we have received additional requests for information related to the foregoing topics, as well as coding at our Florida hospitals, and we have cooperated with the FMFCU. On February 21, 2006, we announced that we had reached a broad agreement with the Attorney General of the State of Florida to settle this matter, along with the case entitled State of Florida, Office of the Attorney General, Department of Legal Affairs, et al. v. Tenet Healthcare Corporation and the investigation of Florida Medical Center, both of which are described in detail below. As part of the settlement, we will pay a total of $7 million, which we recorded as a charge in the quarter ended December 31, 2005. This includes $4 million to establish a fund to pay for care of indigent, uninsured patients at the 13 Florida county hospital districts and health care systems who were party to the lawsuit, and it also includes a $3 million payment to be allocated among the FMFCU and public hospitals in Florida.

  El Paso Investigation

        In January 2004, we learned that the OIG had issued subpoenas to various physicians who have or had financial arrangements with our hospitals in El Paso, Texas. The subpoenas requested documents relating to financial arrangements between these physicians and us or our subsidiaries. In March 2004, as anticipated, we received from the Civil Division of the DOJ a request for documents in connection with this inquiry. We are cooperating with the government with respect to this matter.

  United States ex. rel. Dr. Man Tai Lam and Dr. William Meschel v. Tenet Healthcare Corporation, EP-02-CA-0525KC (U.S. District Court for the Western District of Texas)

        On December 28, 2005, we were served with a summons and third amended complaint in this qui tam action, which had originally been filed by the relators on November 8, 2002 and which remained under seal until the DOJ decided to not intervene in the matter and the court lifted the seal on July 18, 2005. The complaint alleges violations of the federal False Claims Act by Tenet hospitals in El Paso, Texas arising out of: (1) alleged violations of the federal Anti-kickback Statute in connection with certain unspecified financial arrangements with physicians; and (2) the alleged manipulation of the hospitals' charges in order to increase outlier payments. We served our response to the complaint on February 27, 2006 and have moved to dismiss the case.

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

  St. Louis Investigation

        On August 3, 2004 and March 18, 2005, we received voluntary requests from the U.S. Attorney's Office in St. Louis, Missouri seeking documents relating to physician relocation agreements entered into from 1994 to March 2005 at four hospitals we own or owned during that period in the St. Louis area—Saint Louis University Hospital, Des Peres Hospital, Forest Park Hospital (which we sold in December 2004), and Saint Alexius Hospital, Jefferson Campus (formerly SouthPointe Hospital) (which we also sold in December 2004)—as well as Twin Rivers Regional Medical Center in Kennett, Missouri (which we sold in November 2003). We are cooperating with the government with respect to this matter.

  San Ramon Regional Medical Center

        On August 31, 2004, we received a subpoena from the U.S. Attorney's Office in San Francisco, California requesting documents relating to medical directorships entered into from January 2000 to August 2004 at San Ramon Regional Medical Center in San Ramon, California, as well as a small number of physician relocation agreements at that hospital. The U.S. Attorney's Office has recently indicated that it is no longer pursuing this matter.

  Memphis Investigation

        On April 28, 2005, we received a subpoena from the U.S. Attorney's Office in Memphis, Tennessee requesting documents concerning physician relocation agreements entered into since January 1, 1999 at St. Francis Hospital in Memphis. We are cooperating with the government with respect to this matter.

PRICING

        We and certain of our subsidiaries are currently subject to government investigations and civil lawsuits arising out of pricing strategies at facilities owned or formerly owned by our subsidiaries.

  Outlier Investigation

        On January 2, 2003, the U.S. Attorney's Office for the Central District of California issued an administrative investigative demand subpoena seeking from us and 19 hospitals owned by our subsidiaries the production of documents related to Medicare outlier payments.

        On January 14, 2003, we received an additional subpoena requesting information concerning outlier payments and our corporate integrity agreement that expired in June 1999.

        On October 15, 2003, we received another subpoena from the U.S. Attorney's Office seeking medical and billing records from January 1998 to October 15, 2003 for certain identified patients who were treated at two Los Angeles-area facilities owned by our subsidiaries—Encino-Tarzana Regional Medical Center in Tarzana and USC University Hospital. Additionally, the subpoena sought personnel information concerning certain managers at those facilities during that period, as well as information about the two hospitals' gross charges for the same time period.

        The investigation is focused on whether our receipt of outlier payments violated federal law and whether we omitted material facts concerning our outlier revenue from our public filings. We are cooperating with the government with respect to this investigation.

  Pricing Litigation

        We have been sued in class action lawsuits in a number of states regarding the pricing of pharmaceuticals and other products and services at hospitals or other medical facilities currently or formerly operated by our subsidiaries. The cases have been brought primarily on behalf of uninsured patients who were billed at undiscounted gross charge rates. While the specific allegations and relief sought vary from case to case, the plaintiffs generally allege violations of state consumer protection statutes, breach of contract and other state law claims, and seek to enjoin us from continuing the alleged unfair pricing practices and to recover all sums obtained by those practices, including compensatory and punitive damages, restitution, and attorneys' fees and costs. At December 31, 2005, we had an accrual of $30 million, recorded in 2004, as an estimated liability to address the potential resolution of these cases. In March 2005, we announced a nationwide settlement of the pricing cases, as described below.

        In California, 13 separate actions were coordinated into one proceeding in the Los Angeles County Superior Court entitled Tenet Healthcare Cases II, J.C.C.P. No. 4289. Plaintiffs in the coordinated California action filed amended complaints against us and all of our California hospitals on behalf of themselves and a purported class consisting of certain uninsured, self-insured and Medicare patients who allegedly paid excessive or unfair prices for prescription drugs or medical products or procedures at hospitals or other medical facilities owned by us or our subsidiaries. Plaintiffs asserted claims for violation of California's unfair competition law, violation of California's Consumers' Legal Remedies Act, breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. Plaintiffs sought to enjoin us from continuing the alleged unfair pricing policies and practices, and to recover all sums wrongfully obtained by those policies and practices, including compensatory damages, punitive damages, restitution, disgorgement of profits, treble damages, and attorneys' fees and costs. We filed counterclaims against the majority of the named plaintiffs for failure to pay the outstanding balances on their respective patient bills.

        In connection with the California action, on August 8, 2005, we received final court approval of a settlement that is nationwide in effect. The settlement has two primary components: (1) injunctive relief governing our conduct prospectively for a period of four years; and (2) retrospective relief, including restitution and discounting of outstanding unpaid bills, for covered patients who were treated at our hospitals during the settlement class period (June 15, 1999 to December 31, 2004). We have also agreed to make a $4 million charitable contribution to a health-care-related charity specified by plaintiffs' counsel. As part of the settlement, we have made no admission of wrongdoing, and we continue to deny the allegations made by plaintiffs in these actions. A notice of appeal of the judgment approving the settlement was filed in the California Court of Appeal by objectors to the settlement. However, in connection with our agreement in principle, on February 28, 2006, to settle the Singletary actions in South Carolina, as described below, the objectors to the nationwide settlement have agreed to withdraw their notice of appeal of the judgment approving the nationwide settlement. Once the notice of appeal is withdrawn, the nationwide settlement will become effective.

        In addition to the California coordinated cases, similar class actions have been filed in Tennessee, Louisiana, Florida, South Carolina, Pennsylvania, Texas, Missouri and Alabama. As described below, once the nationwide settlement approved by the California court becomes effective, we expect these actions to be dismissed to the extent that the claims in these cases fall within the scope of the release provided in the settlement.

  •
  Wade v. Tenet Healthcare Corporation, et al., No. Ct-000250-03, was filed in Circuit Court in Memphis, Tennessee on January 15, 2003. The complaint asserts claims for violation of the Tennessee Consumer Protection Act, unjust enrichment, fraudulent concealment, declaratory relief and breach of contract. These claims are based on allegations that we excessively inflated our charges for medical products, medical services and prescription drugs at our hospitals. Plaintiffs seek compensatory and punitive damages, attorneys' fees, and equitable and other relief. On April 8, 2005, the court entered an order staying this case pending final approval of the settlement in the California action. As part of the California nationwide settlement, plaintiffs have agreed to dismiss this action once the settlement becomes effective.

  •
  Wright v. Tenet Healthcare Corp., et al., No. 2003 6262, Civil District Court, Orleans Parish, was filed on April 22, 2003 in Louisiana. On November 14, 2003, plaintiff filed an amended petition, alleging claims against us under the Louisiana Unfair Practices Act, as well as claims for unjust enrichment, fraud and misrepresentation. Another action was filed in Louisiana on May 5, 2003, entitled Miranda v. Tenet Louisiana, Tenet Healthcare Corp., No. 03 6893, Civil District Court, Orleans Parish. The class action complaint, filed on behalf of all uninsured and partially insured residents of Louisiana who were treated at hospitals affiliated with us in Louisiana since February 1, 1999, alleged that the hospitals charged excessive prices for health care and pharmaceuticals. Plaintiff asserted claims for unjust enrichment, negligent misrepresentation, fraud and misrepresentation, and breach of contract, and sought compensatory and punitive damages, attorneys' fees and equitable, injunctive and other relief. The Wright and Miranda plaintiffs subsequently moved to consolidate their cases, and the court granted the unopposed motion. We filed exceptions to the consolidated amended petition, which were denied on July 30, 2004. The court denied our request for a stay of this case pending final approval of the settlement in the California action, and thus discovery is proceeding. However, plaintiffs have agreed to dismiss this action once the California nationwide settlement is effective.

  •
  Garcia v. Tenet Healthcare Corp., et al., No. 03 008646 CA 18b, which was filed on May 16, 2003 in Broward County, is pending in Florida. Plaintiffs allege, on behalf of themselves and a purported class of uninsured and partially insured patients, that we and/or our affiliated hospitals charged excessive and unlawful prices for medical products, services and pharmaceuticals. The complaint alleged a violation of Florida's Deceptive and Unfair Trade Practices Act and also asserted claims for unfair competition and unjust enrichment, and sought damages, attorneys' fees, and injunctive and other equitable relief. We filed a motion to dismiss the complaint, which was heard on April 29, 2004. On December 13, 2004, the court entered an order granting in part and denying in part our motion to dismiss. Plaintiffs were given an extension to file their second amended complaint, but have not yet done so. As part of the California nationwide settlement, plaintiffs have agreed to dismiss this action once the settlement becomes effective.

  •
  Comer v. Tenet Healthcare Corporation, No 03-CP-46-1688, Court of Common Pleas, Sixth Judicial Circuit, York County, was filed in South Carolina on June 19, 2003. The class action was amended and renamed Atherton v. Tenet Healthcare Corp. & AMISUB of South Carolina, Case No. 03-CP-46-1688. The amended complaint alleged, on behalf of plaintiffs and all "uninsured or self-pay patients" treated at Piedmont Medical Center in York County, South Carolina since January 1, 1997, that the charges at Piedmont Medical Center were excessive and in breach of a contract between York County and the defendant and trustees of the hospital to limit charges at the hospital. In addition to this breach of contract claim, plaintiffs also alleged claims for unjust enrichment and implied contract for value of goods and services received and sought compensatory and punitive damages, injunctive and other relief. On March 29, 2004, the court granted our motion for summary judgment in its entirety as to all claims asserted by plaintiff. On May 10, 2004, plaintiffs appealed the trial court's summary judgment ruling to the Court of Appeals of the State of South Carolina. On May 25, 2005, the Court of Appeals affirmed the trial court's ruling. The plaintiffs have not appealed the Court of Appeals' decision.

    A second similar class action was filed in South Carolina on September 13, 2004. The matter, entitled Jerry C. Grubb and Cathy Lynn Dockins v. Hilton Head Health System, L.P., d/b/a Hilton Head Regional Medical Center; and Amisub of South Carolina, Inc. d/b/a Piedmont Medical Center, No 05-CP-46-367, Court of Common Pleas, Sixteenth Judicial Circuit, York County, was dismissed following final approval of the California nationwide settlement.

    Two additional class actions were filed in the Court of Common Pleas, Charleston County, South Carolina on October 7, 2004, now entitled Robert A. Singletary, Sr. v. East Cooper Community Hospital, Inc., et al., No. 04-CP-10-4212, and R. Allen Singletary, Jr. v. East Cooper Community Hospital, Inc., et al., No. 04-CP-10-4211. In each case, the complaints purported to bring the actions on behalf of plaintiffs and all other patients of the defendants who did not receive a statutory discount to which plaintiffs and class members were allegedly entitled under S.C. Code Ann. § 38-71-120. More specifically, the Robert Singletary action was asserted on behalf of uninsured patients who would be entitled to the discount; the Allen Singletary case was asserted on behalf of insured patients allegedly eligible for the discount. Following announcement of the California settlement, plaintiffs filed a motion for class certification. We opposed class certification and moved to stay the cases pending final approval of the settlement in the California action, but, on June 20, 2005, the court granted class certification and denied our request for a stay. Also on June 20, the court denied our previously filed motion to dismiss. Attorneys for both Singletary actions filed objections to the California nationwide settlement that were overruled by the court in connection with the granting of final approval of the settlement. Subsequently, they filed a notice of appeal of the judgment approving the nationwide settlement. On February 28, 2006, we reached an agreement in principle with the plaintiffs in both Singletary actions to settle these cases. The settlement has two primary components: (1) injunctive relief governing our conduct prospectively for a period of four years; and (2) retrospective relief, including discounting of paid bills, for covered uninsured patients who were treated at our South Carolina hospitals during the claims period. In connection with this settlement, the Singletary plaintiffs have agreed to withdraw their notice of appeal of the judgment approving the nationwide settlement.

  •
  Wright v. Tenet Healthcare Corp., No. 002365, Court of Common Pleas, Philadelphia County, was filed on December 17, 2003 on behalf of all Pennsylvania residents who allegedly paid unlawful or unfair prices for prescription drugs or medical products or procedures at hospitals or other medical facilities owned by us and/or our subsidiaries. The complaint alleged causes of action for violation of the Pennsylvania Unfair Trade Practices Act, breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment, and sought damages, restitution, injunctive relief and attorneys' fees. We filed a motion to dismiss the action on February 26, 2004. In response, plaintiff filed an amended complaint and, subsequently, filed a motion for leave to amend to add a new plaintiff and several additional defendant entities. Plaintiff's second amended complaint, filed on June 28, 2004, added a new representative plaintiff to the putative class and added as defendants seven Philadelphia hospitals that were affiliated with us during the relevant time period and their parent corporation, Tenet HealthSystem Philadelphia, Inc. We filed preliminary objections to the second amended complaint on July 22, 2004. On December 2, 2004, the court issued an order dismissing plaintiffs' claim for intentional interference with contract, but otherwise denying our preliminary objections. On April 6, 2005, the court entered an order staying this case pending final approval of the settlement in the California action. As part of the California nationwide settlement, plaintiffs have agreed to dismiss this action once the settlement becomes effective.

  •
  Fernandez v. Park Plaza Hospital and Tenet Healthcare Corporation, No. 2004-45486, District Court of Harris County, was filed in Texas on August 24, 2004. The complaint was brought on behalf of a purported class of uninsured patients and alleged causes of action for violation of the Texas Deceptive Trade Practices Act, breach of contract, unjust enrichment, and breach of the duty of good faith and fair dealing. The complaint alleged that the defendants charged uninsured patients unreasonable or unconscionable rates that were significantly higher than those paid by insured patients for the same services. On behalf of the purported class, the plaintiff sought declaratory and injunctive relief, compensatory and punitive damages, restitution and disgorgement, and attorneys' fees. Plaintiff voluntarily dismissed this case following final approval of the settlement in the California action.

  •
  Zimmerly v. Tenet HealthSystem SL, Inc., Case No. 042-09386, Circuit Court for the City of St. Louis, was filed in Missouri, and we were served with a complaint on January 11, 2005. The complaint is brought on behalf of a purported class of uninsured patients treated at St. Louis University Hospital during the period January 1, 2000 through the date of trial. The complaint alleges that the hospital's practice of charging uninsured patients higher rates than those paid by insured patients is unlawful. Specifically, the complaint alleges claims for breach of contract, declaratory judgment, breach of the duty of good faith and fair dealing, violation of the Missouri Merchandising Practices Act, unjust enrichment, constructive trust, and injunctive relief. The complaint seeks compensatory and punitive damages, injunctive and declaratory relief, and a constructive trust. Plaintiffs have agreed to dismiss this action once the California nationwide settlement becomes effective.

  •
  Sims v. Brookwood Medical Center Hospital, et al., Case No. CV 05 900, Circuit Court of Jefferson County, was filed in Alabama, and we were served with a complaint on February 17, 2005. The complaint is brought on behalf of a purported class of Alabama uninsured patients treated at Brookwood Hospital during the six years prior to the filing of the complaint. The complaint alleges that the hospital's practice of charging uninsured patients higher rates than those paid by insured patients is unlawful. Specifically, the complaint seeks compensatory damages and restitution on plaintiff's breach of contract and unjust enrichment claims, as well as declaratory and injunctive relief. The court has entered a stay of this case pending final approval of the settlement in the California action. We intend to seek dismissal of this action once the California nationwide settlement becomes effective.

  State of Florida, Office of the Attorney General, Department of Legal Affairs, et al. v. Tenet Healthcare Corporation, Case No. 05-20591-CIV (U.S. District Court for the Southern District of Florida, filed March 2, 2005)

        The Attorney General of the State of Florida and 13 Florida county hospital districts, health care systems and non-profit corporations filed a civil action in federal district court in Miami on March 2, 2005 alleging that Tenet's past pricing policies and receipt of Medicare outlier payments violated federal and Florida state Racketeer Influenced and Corrupt Organizations ("RICO") Acts, causing harm to the plaintiffs. The civil complaint asserted claims of RICO violations and unjust enrichment on behalf of the plaintiff hospital systems. The complaint also asserted a claim for violation of the Florida Deceptive and Unfair Trade Practices Act on behalf of the plaintiff hospital systems. The complaint sought unspecified amounts of damages (including treble damages under RICO), restitution and disgorgement. On February 21, 2006, we announced that we had reached a broad agreement with the Florida Attorney General to settle this matter, along with the Florida Medicaid investigation described above and the investigation of Florida Medical Center discussed below. In the settlement agreement, we made no admission of wrongdoing, and we continue to deny the allegations made by plaintiffs in this action. As stated above, as part of the settlement of all three matters, we will pay a total of $7 million, which we recorded as a charge in the quarter ended December 31, 2005. This includes $4 million to establish a fund to pay for care of indigent, uninsured patients at the 13 county hospital districts and health care systems who were party to the lawsuit, and it also includes a $3 million payment to be allocated among the FMFCU and public hospitals in Florida.

  Boca Raton Community Hospital, Inc. v. Tenet Healthcare Corporation, Case No. 05-80183-CIV
  (U.S. District Court for the Southern District of Florida, filed March 2, 2005)

        Plaintiff filed this civil action in federal district court in Miami on March 2, 2005 on behalf of itself and a purported class consisting of most of the acute care hospitals in the United States, alleging that Tenet's past pricing policies and receipt of Medicare outlier payments violated the federal RICO Act, causing harm to plaintiffs. When filed, the civil complaint asserted claims of RICO violations, as well as claims of fraud, unjust enrichment and violation of the California Unfair Competition Law, and sought unspecified amounts of damages (including treble damages under RICO), restitution, disgorgement and punitive damages. We filed a motion to dismiss the case on April 8, 2005. Plaintiffs subsequently withdrew their fraud claims, and those claims were dismissed without prejudice on May 19, 2005. On August 29, 2005, the district court granted our motion to dismiss the unjust enrichment claim and denied our motion to dismiss the remaining RICO and unfair competition claims. Plaintiff has since moved for partial summary judgment on its claim under the California Unfair Competition Law and on two of our affirmative defenses. We have cross-moved for partial summary judgment. A hearing has not yet been scheduled. Plaintiff has also moved for class certification. A class certification hearing has not yet been scheduled. Discovery is ongoing, and the court has set February 19, 2007 as the date the jury trial will begin.

SECURITIES LITIGATION AND SHAREHOLDER DERIVATIVE CASES

        On January 12, 2006, we announced that we had reached agreements in principle to settle the federal securities class action and shareholder derivative litigation entitled In Re Tenet Healthcare Corporation Securities Litigation and In Re Tenet Healthcare Corporation Derivative Litigation, which are pending in U.S. District Court in Los Angeles and California Superior Court in Santa Barbara, respectively. If approved by the courts, the agreements would settle these matters, which are discussed in further detail below.

        Tenet has agreed to pay $215 million in cash to settle the securities class action. The funds will be disbursed to certain purchasers of Tenet securities according to a distribution plan to be devised and approved by the federal court. We expect that our directors' and officers' insurance will contribute approximately $75 million toward our total cost. Taking into account the insurance contribution, the net cost of the settlement to Tenet, without regard to an award of attorneys' fees in the shareholder derivative litigation, should be approximately $140 million, which we recorded as a charge in the quarter ended December 31, 2005.

        Under the agreements, two former senior executives of the Company agreed to contribute an additional $1.5 million of their personal funds to the settlement. Jeffrey Barbakow, former chairman and chief executive officer, will contribute $1 million of his own funds, and Thomas Mackey, former chief operating officer, will contribute $500,000 of his own funds. The settlement agreements cover all the former directors and officers named in the litigation, but not KPMG LLP ("KPMG"), the Company's independent registered public accounting firm, which is also a defendant in the federal securities class action.

        The parties to the settlements anticipate that the federal derivative litigation now pending in U.S. District Court in Los Angeles, which is discussed in further detail below, will be dismissed if the state court in Santa Barbara approves the settlement of the state derivative litigation.

  In Re Tenet Healthcare Corporation Securities Litigation, Case No. CV-02-8462-RSWL (U.S. District Court for the Central District of California, Third Amended Consolidated Complaint dated March 28, 2005)

        From November 2002 through January 2003, 20 securities class action lawsuits were filed against Tenet and certain of our officers and directors in the U.S. District Court for the Central District of California and the Southern District of New York on behalf of all persons or entities who purchased our securities during the various class periods specified in the complaints. All of these actions were consolidated under the above-listed case number in the U.S. District Court for the Central District of California.

        The named defendants in plaintiffs' third amended complaint were Tenet Healthcare Corporation, former senior executive officers Jeffrey Barbakow, David Dennis, Thomas Mackey, Raymond Mathiasen, Barry Schochet and Christi Sulzbach, and KPMG, the Company's independent registered public accounting firm. Plaintiffs alleged that Tenet and the individual defendants made or were responsible for false and misleading statements concerning the Company's receipt of Medicare outlier payments and allegedly medically unnecessary heart surgeries at Redding Medical Center, a hospital we owned in Redding, California until July 16, 2004.

        As described in further detail above, we agreed on January 12, 2006 to settle this case and have since received preliminary court approval. The final approval hearing is scheduled for May 15, 2006.

  Shareholder Derivative Actions

  (1)
  In re Tenet Healthcare Corporation Derivative Litigation, Lead Case No. 01098905 (Superior Court of California, County of Santa Barbara); and

  (2)
  In re Tenet Healthcare Corporation Derivative Litigation, Case No. CV-03-0011 RSWL (U.S. District Court for the Central District of California).

        The above-listed cases are shareholder derivative actions filed against members of our board of directors and senior management by shareholders purporting to pursue their actions on behalf of Tenet and for our benefit. No pre-lawsuit demand to investigate the allegations or bring the actions was made on the board of directors. Tenet is also named as a nominal defendant in each of the cases.

        In the California derivative litigation, which relates to 10 consolidated cases, the lead plaintiff filed a Consolidated Amended Complaint on March 3, 2003. The complaint alleged claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, indemnification and insider trading under California law. The complaint alleged that the individual defendants breached their fiduciary duties and engaged in gross mismanagement by allegedly ignoring indicators of the lack of control over our accounting and management practices, allowing the Company to engage in improper conduct, permitting misleading information to be disseminated to shareholders, failing to monitor hospitals and doctors to prevent improper action, and otherwise failing to carry out their duties and obligations to us. The lead plaintiff further alleged that the defendants violated the California insider trading statute because they allegedly knew, but did not disclose, that (1) physicians at hospitals owned by our subsidiaries were routinely performing unnecessary procedures in order to take advantage of Medicare outlier reimbursement, (2) we deliberately raised our prices to take advantage of Medicare outlier reimbursement, (3) our growth was dependent primarily on our continued receipt of Medicare outlier payments, and (4) the rules and regulations related to Medicare outlier payments were being reformed to limit outlier payments, which would have a material negative effect on our revenues and earnings going forward. Plaintiff sought a declaration that the individual defendants violated their fiduciary duties, compensatory damages plus interest, treble damages under Section 25502.5(a) of the California Corporations Code for insider trading, restitution and disgorgement of profits.

        As described in further detail above, we agreed on January 12, 2006 to settle this case and have since received preliminary court approval. The final approval hearing is scheduled for May 4, 2006.

        In addition to the California state derivative litigation, four derivative cases have also been filed in federal court. These four cases have been consolidated in the U.S. District Court for the Central District of California. Dr. Bernard Stern, North Border Investments and the City of Philadelphia have been appointed lead plaintiffs. The parties to the settlements described above anticipate that this federal derivative litigation will be dismissed if the state court in Santa Barbara approves the settlement of the state derivative litigation.

        At this time, however, pursuant to plaintiffs' Third Consolidated Amended Shareholder Derivative Complaint, the federal matter is proceeding with the following claims against the following defendants: (1) alleged breach of fiduciary duty against defendants Jeffrey Barbakow, Bernice Bratter, Sanford Cloud, Jr., Maurice DeWald, Michael Focht, Van B. Honeycutt, Robert Kerrey, Lester Korn, Thomas Mackey, Raymond Mathiasen and Christi Sulzbach; (2) alleged insider trading and misappropriation in violation of the common law against defendants Barbakow, Mackey, Mathiasen and Sulzbach; (3) alleged unjust enrichment against defendants Barbakow, Mackey, Mathiasen and Sulzbach; (4) alleged violations of Section 10(b) of and Rule 10b-5 under the Securities Exchange Act of 1934 against defendant Barbakow; and (5) alleged violations of Section 14(a) of and Rule 14a-9 under the Exchange Act against defendants Barbakow, Bratter, Cloud, DeWald, Focht, Honeycutt, Kerrey and Korn.

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

        On April 27, 2005, we announced that we had received a "Wells Notice" from the staff of the SEC in connection with the investigation, and that we had been informed that Wells Notices had also been issued to certain former senior executives of the Company who left their positions in 2002 and 2003, including the former chief executive officer, former chief operating officer, former general counsel, former chief financial officer, former chief accounting officer and former senior vice president of government programs. A Wells Notice indicates that the SEC's staff intends to recommend that the agency bring a civil enforcement action against the recipients for possible violations of federal securities laws. Recipients of Wells Notices have the opportunity to respond before the SEC's staff makes its formal recommendation on whether any action should be brought. We submitted a response on May 13, 2005.

        As previously disclosed, the SEC is also investigating allegations made by a former employee that inappropriate contractual allowances for managed care contracts may have been established at three California hospitals through at least fiscal year 2001. At the request of the audit committee of our board of directors, the board's independent outside counsel, Debevoise & Plimpton LLP ("Debevoise"), conducted an investigation of these allegations utilizing the forensic accounting services of Huron Consulting Group ("Huron"). This investigation was expanded and included determining whether similar issues might have affected other Tenet hospitals during the periods mentioned in the allegations and any other pertinent periods. Debevoise and Huron have completed their investigation and presented the results of their findings to the audit committee. Based on these findings, the audit committee determined that it would be necessary to restate our previously reported financial statements as described in Note 2 to the Consolidated Financial Statements. We are continuing to cooperate with the SEC with respect to its investigation, including responding to subsequent requests for voluntary production of documents, as well as a subpoena request for documents dated October 6, 2005, and have provided regular updates to the SEC as to the progress of the investigation.

REDDING MEDICAL CENTER

  State of California ex rel. John Corapi, et al. v. Tenet Healthcare Corporation, et al. (Superior Court of California, County of Shasta, filed under seal November 5, 2002, Second Amended Complaint filed May 18, 2005)

        This qui tam action was brought under California Insurance Code Section 1871.7 et seq., which allows "interested persons" to file sealed complaints for allegedly fraudulent billings to private insurers. The action was unsealed in October 2004 and, subsequently, was served on the defendants. Both the California Department of Insurance and the District Attorney of Shasta County, California declined to intervene in this action. Plaintiffs' second amended complaint, which was filed on May 18, 2005, generally alleged that false claims for payments were made to private insurers for allegedly medically unnecessary procedures performed at Redding Medical Center (of which we sold certain hospital assets in July 2004), and also included a cause of action for "aiding and conspiring." We denied all material allegations and set forth numerous affirmative defenses. In November 2005, we agreed that the Tenet subsidiary that previously owned and operated Redding Medical Center would make a payment of $1 million to settle our portion of this case (which we recorded in the quarter ended December 31,

2005), in exchange for which plaintiffs have agreed to dismiss the entire action, including on behalf of the State of California, with prejudice and to release us from any and all claims relating to the action. As part of the settlement, we have made no admission of wrongdoing, and we continue to deny the allegations made by plaintiffs in this action. The action will be dismissed following execution of the settlement and release agreement and payment of the settlement.

MEDICARE CODING

  United States v. Tenet Healthcare Corp., et al, Case Nos. CV-03-206-GAF, CV-04-857-GAF and CV-04-859-GAF (U.S. District Court for the Central District of California)

        In January 2003, the Department of Justice filed a civil complaint in the U.S. District Court for the Central District of California, alleging violations of the federal False Claims Act and various common law theories of liability arising out of certain hospital billings to Medicare for inpatient stays reimbursed pursuant to diagnosis-related groups ("DRGs") 79 (pneumonia), 415 (operating room procedure for infectious and parasitic diseases), 416 (septicemia), and 475 (respiratory system diagnosis with mechanical ventilator). Prior to the filing of the complaint, the DOJ, in conjunction with the OIG, had been investigating hospital billings to Medicare pursuant to these DRGs by a number of acute care hospitals owned or acquired by our subsidiaries during the period September 1992 through December 1998. The investigation is believed to have stemmed initially from the government's nationwide pneumonia "upcoding" initiative.

        On November 19, 2003, the District Court (1) granted our motion to dismiss for failure to plead fraud with the requisite particularity, with leave to amend, (2) granted, in part, our motion to sever, with leave to amend, and (3) dismissed, with prejudice, the government's claims for unjust enrichment, disgorgement and recoupment. Pursuant to the District Court's order, on February 6, 2004, the government filed a Second Amended Complaint and two additional related complaints against us and various subsidiaries alleging successor liability for claims submitted by the hospitals' prior owners and setting forth allegations similar to the allegations contained in the original complaint. The government seeks treble damages and other relief, including punitive damages. We have filed answers to all three complaints. At December 31, 2005, we had an accrual of $34 million, recorded in prior years, for this matter.

        On May 10, 2005, we filed a motion for summary adjudication seeking to dismiss on statute of limitations grounds all claims prior to September 1999 and payment by mistake claims prior to 1996. The motion is currently set for hearing on April 24, 2006. In the meantime, discovery is ongoing, and the trials are set to begin March 6, 2007.

  Desert Regional Medical Center Comprehensive Cancer Center

        We are cooperating with an investigation by the U.S. Attorney's Office for the Central District of California into coding, billing and cost reporting relating to the Comprehensive Cancer Center at our Desert Regional Medical Center in Palm Springs, California. Salick Health Care Inc., an entity not owned by us, manages the Comprehensive Cancer Center. We have operated Desert Regional Medical Center since June 1997 under a long-term lease with the Desert Healthcare District.

OTHER MATTERS

  David L. Dennis Arbitration

        On October 27, 2003, David L. Dennis, our former chief financial officer and chief corporate officer, filed a demand for arbitration alleging that he was entitled to payments under a severance benefit plan that our board of directors adopted in January 2003. We contended that the severance benefit plan did not apply to Mr. Dennis, who resigned in November 2002. On February 28, 2006, Mr. Dennis withdrew his arbitration demand with prejudice, which brought an end to this matter.

  Thomas B. Mackey Arbitration

        On June 24, 2005, Thomas B. Mackey, our former chief operating officer, filed a demand for arbitration with the American Arbitration Association alleging that he is entitled to a lump sum payment under Tenet's Supplemental Executive Retirement Plan (SERP). The arbitration demand was brought against Tenet Healthcare Corporation Pension Administration Committee, Tenet Healthcare Corporation Supplemental Executive Retirement Plan, and Tenet Healthcare Corporation. We contend that the Pension Administration Committee properly denied Mr. Mackey's claim for a lump sum payment. Mr. Mackey is seeking approximately $7.8 million, less monthly payments made to date under the SERP, and attorneys' fees. Discovery has commenced, and the arbitrator has set March 30, 2006 as the date a hearing in this matter will begin.

  Wage and Hour Actions

        On September 28, 2004, the court granted our petition to coordinate two pending wage and hour actions, McDonough, et al. v. Tenet Healthcare Corporation and Tien, et al. v. Tenet Healthcare Corporation, in Los Angeles Superior Court. The McDonough case was originally filed on June 24, 2003 in San Diego Superior Court and the Tien case was originally filed on May 21, 2004 in Los Angeles Superior Court. We will now be defending in a single court this proposed class action lawsuit alleging that our hospitals violated certain provisions of the California Labor Code and applicable California Industrial Welfare Commission Wage Orders with respect to meal breaks, rest periods and the payment of one hour's compensation for meal breaks or rest periods not taken. The complaint in the Tien case also alleges that we have not included certain payments (including the California Differential payments described below) in the regular rate of pay that is used for purposes of calculating overtime, that we have improperly "rounded off" time entries on timekeeping records, that our pay stubs do not include all information required by California law, and that we have not paid a double time premium when employees work in excess of 12 hours in a day. The plaintiffs are seeking back pay, statutory penalties and attorneys' fees, and seek to certify this action on behalf of virtually all nonexempt employees of our California subsidiaries.

        We contend that certification of a class in the action is not appropriate because our uniform policies comply and have complied with the applicable Labor Code and Wage Orders. Our policies are intended to ensure that (1) employees who miss a rest period or meal break on any given day are appropriately paid, (2) all appropriate forms of compensation are included in the regular rate for overtime calculations and all appropriate overtime premiums are paid, and (3) our "rounding off" practices and pay stubs comply with California law. In addition, we contend that each of these claims must be addressed individually based on its particular facts and, therefore, should not be subject to class certification.

        Two other proposed class actions, Pagaduan v. Fountain Valley Regional Medical Center, pending in Orange County Superior Court, and Falck v. Tenet Healthcare Corporation, pending in Los Angeles Superior Court, also involve allegations regarding unpaid overtime. These lawsuits allege that our pay practices since 2000 for California-based 12-hour shift employees violate California overtime laws by virtue of the alleged failure to include certain payments known as Flexible (or California) Differential payments in the regular rate of pay that is used to calculate overtime pay. These payments are made to 12-hour shift employees when they do not work a shift that is exactly 12 hours. We contend that these differential payments need only be included in the regular rate of pay when they actually are paid (as opposed to merely being potentially payable), and that they always are included in the regular rate calculation in these circumstances. Plaintiffs in both cases are seeking back pay, statutory penalties and attorneys' fees.

  Peoples Health Network Investigation

        In October 2003, Peoples Health Network, or PHN, an unconsolidated New Orleans health plan management services provider in which one of our subsidiaries holds a 50% membership interest, received two subpoenas from the U.S. Attorney's Office in New Orleans seeking certain records from January 1, 1999 to October 9, 2003. The first subpoena, issued to PHN on October 3, 2003, sought documents, including articles of incorporation and bylaws, membership data, agendas and minutes of meetings, and policy manuals, from PHN and additional documents related to several New Orleans-area independent physician associations with membership interests in PHN. The second subpoena, issued to PHN on October 14, 2003, sought information on patients who were admitted to a rehabilitation unit and members for whom inpatient rehabilitation services were ordered, recommended or requested, and subsequently denied. On November 21, 2003, PHN received two additional subpoenas from the U.S. Attorney's Office in New Orleans. One of the subpoenas to PHN sought documents and information from January 1, 1999 to October 9, 2003 related to payments to and contractual matters concerning physicians and others, as well as third-party reviews of denials of services. The second subpoena to PHN sought various documents, including agendas, minutes, bylaws, membership data and policies, from June 1, 2002 to November 19, 2003, related to certain medical staff committees and other medical staff entities. A subpoena issued to PHN on September 9, 2004 from the U.S. Attorney's Office in New Orleans sought various documents, including medical policies and practice guidelines, and an additional subpoena issued to PHN in April 2005 sought documents related to PHN's appeal and grievance policies and member disenrollment, as well as information on PHN members who were admitted to a long-term acute-care service or facility.

        On November 21, 2003, the U.S. Attorney's Office in New Orleans also issued a related subpoena to Memorial Medical Center, a New Orleans hospital owned by one of our subsidiaries. That subpoena sought various documents, including agendas, minutes, bylaws, membership data and policies, from June 1, 2002 to November 19, 2003, related to certain medical staff committees and other medical entities.

        We are cooperating with the government with respect to this matter, and continue to provide certain information as requested by the government.

  Retained Liabilities

        We were notified in mid-2004 that subpoenas had been issued to the buyer of two of our former hospitals, Twin Rivers Regional Medical Center in Missouri and John W. Harton Regional Medical Center in Tennessee. We retained certain liabilities in connection with the sale of these hospitals in November 2003. The Twin Rivers subpoena sought documents for the period from 1999 through 2003 pertaining to a number of cardiac care patients. The Harton subpoena sought a variety of documents, primarily financial, for the period from June 2000 through 2003.

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

  Internal Revenue Service

        In May 2003, the Internal Revenue Service completed an examination of our federal income tax returns for fiscal years ended May 31, 1995, 1996 and 1997 and issued a Revenue Agent's Report in which it proposed to assess an aggregate tax deficiency for the three-year audit period of $157 million plus interest. During 2005, we recorded adjustments of $41 million ($38 million in continuing operations and $3 million in discontinued operations) to reduce our estimated liability for interest related to audit contingencies as a result of the resolution of several disputed issues. Among these issues was a disputed adjustment with respect to the timing of the recognition of income for tax purposes pertaining to Medicare and Medicaid net revenues, which we resolved by agreeing to spread the impact of the disputed adjustment over fiscal years ended May 31, 1995 through May 31, 2002. During the third quarter of 2005, we paid approximately $8 million of tax and interest to settle the issues that are no longer in dispute.

        After the settlement, the tax liability that remains in dispute for fiscal years ended May 31, 1995, 1996 and 1997 is approximately $67 million, for which the Internal Revenue Service issued a statutory notice of tax deficiency in the fourth quarter of 2005. We intend to contest the tax deficiency notice through formal litigation in Tax Court. Interest expense (approximately $69 million through December 31, 2005, before any federal or state tax benefit) will continue to accrue until the case is resolved. The principal issues that remain in dispute include the deductibility of a portion of the civil settlement we paid to the federal government in 1994 related to our discontinued psychiatric hospital business and the computation of depreciation expense with respect to certain capital expenditures incurred during the foregoing fiscal years. We presently cannot determine the ultimate resolution of the remaining disputed items. We have fully provided for all tax exposures, including interest, related to those disputed items.

        The Internal Revenue Service has commenced an examination of our tax returns for fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002. We presently cannot determine the ultimate resolution of this examination. We have provided for all tax matters, including interest, related to all periods ended after May 31, 1997.

  Florida Medical Center

        On March 24, 2005, the Florida Department of Children and Families ("DCF") notified our Florida Medical Center hospital in Ft. Lauderdale that DCF had reinstated the hospital's authority to receive patients under the Baker Act, a Florida state law that governs the involuntary admission of psychiatric patients to a hospital. On February 14, 2005, DCF had suspended the hospital's authority to receive Baker Act patients.

        On March 1, 2005, we received a voluntary request for documents from the Florida Attorney General's Medicaid Fraud Control Unit office in Ft. Lauderdale seeking medical records and billing information for certain Medicaid patients admitted to Florida Medical Center's psychiatric unit from January 2004 through February 2005, as well as certain information concerning patients admitted to the hospital under the Baker Act. On February 21, 2006, we announced that we had reached a broad agreement with the Florida Attorney General to settle this matter, along with the Florida Medicaid investigation and the civil action entitled State of Florida, Office of the Attorney General, Department of Legal Affairs, et al. v. Tenet Healthcare Corporation, both of which are described in detail above. As stated above, as part of the settlement of all three of these matters, we will pay a total of $7 million, which we recorded as a charge in the quarter ended December 31, 2005. This includes $4 million to establish a fund to pay for care of indigent, uninsured patients at the 13 Florida county hospital districts and health care systems who were party to the lawsuit, and it also includes a $3 million payment to be allocated among the FMFCU and public hospitals in Florida.

  Investigation by Louisiana Attorney General's Office

        In connection with an investigation into patient deaths that occurred at various hospitals and nursing homes following Hurricane Katrina, the Louisiana Attorney General's Office is conducting a review of events that occurred during the hurricane at two Tenet hospitals in New Orleans. The hospitals, Memorial Medical Center and Lindy Boggs Medical Center, have both been closed since September 2, 2005 because of damage from the hurricane. On October 1, 2005, representatives of the

Louisiana Attorney General's Office conducted a search of Memorial's campus pursuant to a search warrant issued by an Orleans Parish state judge on September 30, 2005. Certain records and other materials were removed, including materials from an independently owned long-term acute care facility on Memorial's campus, which is managed and operated under separate license by LifeCare Holdings Inc., which is not affiliated with us. The Attorney General's Office also issued subpoenas to Tenet and Memorial requesting documents pertaining to the matters under investigation and events occurring at the hospital during and after the hurricane. In addition, the Attorney General has subpoenaed certain individuals he wishes to question on these matters, including a number of Tenet employees. We are cooperating with the Louisiana Attorney General's Office with respect to this matter.

  Expropriation Action

        On September 27, 2005, Jefferson Parish Hospital District No. 1, a political subdivision of Jefferson Parish, Louisiana, attempted to initiate an expropriation action against Meadowcrest Hospital by making an unsolicited written offer to purchase the hospital for $15.7 million. Jefferson Parish Hospital District No. 1 owns and operates West Jefferson Medical Center, a public hospital in Jefferson Parish. Meadowcrest Hospital, which is owned by one of our subsidiaries, is also located in Jefferson Parish. On October 7, 2005, Meadowcrest Hospital responded to Jefferson Parish's unsolicited offer and expropriation attempt by filing a civil action against West Jefferson Medical Center in the U.S. District Court for the Eastern District of Louisiana, seeking a declaratory judgment and injunctive relief prohibiting the expropriation on the grounds that it was anticompetitive in nature and, if allowed, would violate federal antitrust laws and both the United States and Louisiana state constitutions. On October 21, 2005, West Jefferson Medical Center answered the complaint and counterclaimed for expropriation, claiming the need to acquire Meadowcrest Hospital in order to ensure that the future health care needs of the residents of Jefferson Parish were met. On November 16, 2005, Jefferson Parish amended its prior resolution seeking to expropriate Meadowcrest Hospital by voting instead to allow the Parish to pursue discussions concerning the acquisition of the hospital by any means except expropriation. Based on that action, Meadowcrest Hospital subsequently dismissed its civil action against West Jefferson Medical Center.

  Managed Care Insurance Disputes

        In 2005, we resolved our disputes with several managed care payers regarding charges at facilities owned by our subsidiaries and the impact of those charges on stop-loss and other payments. In particular, as announced on February 14, 2005, we resolved a payment dispute involving our California hospitals by entering into a settlement agreement with Health Net, Inc. We and our subsidiaries are from time to time engaged in disputes with managed care payers. For the most part, we believe the issues raised in these contract interpretation and rate disputes are commonly encountered by other providers in the health care industry.

  Medical Malpractice and Other Ordinary Course Matters

        In addition to the matters described above, our hospitals are subject to claims and lawsuits in the ordinary course of business. The largest category of these relates to medical malpractice. One recently filed medical malpractice case involves six individuals who claim they are former patients of Memorial Medical Center in New Orleans and who allege, on behalf of themselves and a purported class of other Memorial patients and their family members, damages as a result of injuries sustained during Hurricane Katrina. In addition to disputing the merits of the allegations in the suit, we contend that certification of a class in this action is not appropriate and that each of these cases must be adjudicated independently. We will, therefore, oppose class certification and vigorously defend the hospital in this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is listed on the New York Stock Exchange and the Pacific Exchange under the symbol "THC." On June 15, 2005, we submitted to each of the New York Stock Exchange and the Pacific Exchange an annual CEO certification regarding our compliance with the corporate governance listing standards of the respective exchange. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock on the New York Stock Exchange.

	High	Low
Year Ended December 31, 2005
First Quarter	$12.20	$9.77
Second Quarter	12.93	11.35
Third Quarter	13.06	10.95
Fourth Quarter	11.49	7.27
Year Ended December 31, 2004
First Quarter	$18.73	$9.15
Second Quarter	13.43	10.43
Third Quarter	13.41	9.85
Fourth Quarter	12.45	9.95

        On February 28, 2006, the last reported sales price of our common stock on the New York Stock Exchange composite tape was $7.89 per share. As of that date, there were approximately 9,125 holders of record of our common stock.

        We have not paid cash dividends on our common stock since the first quarter of fiscal 1994, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain earnings, if any, for the future operation and development of our business. In addition, our letter of credit facility contains provisions that may have the effect of limiting or prohibiting the payment of dividends from time to time.

        Please see Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information regarding securities authorized for issuance under equity compensation plans.

        Our transfer agent and registrar is The Bank of New York. Shareholders with questions regarding their stock certificates, including inquiries related to exchanging or replacing certificates or changing an address, should contact the transfer agent at (800) 524-4458.

ITEM 6. SELECTED FINANCIAL DATA

OPERATING RESULTS

        In March 2003, our board of directors approved a change in our fiscal year from a fiscal year ending on May 31 to a fiscal year that coincides with the calendar year, effective December 31, 2002. The following tables present selected audited consolidated financial data for Tenet Healthcare Corporation and its wholly owned and majority-owned subsidiaries for the years ended December 31, 2005, 2004 and 2003, the seven-month transition period ended December 31, 2002, and the years ended May 31, 2002 and 2001.

	Years ended December 31			Seven months ended December 31		Years ended May 31
	2005	2004(1)	2003(1)	2002	2002(1)	2002	2002(1)	2001	2001(1)
		Restated	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
	(In Millions, Except Per-Share Amounts)
Net operating revenues	$9,614	$9,908	$10,052	$6,069	$6,042	$9,734	$9,796	$8,419	$8,441
Operating expenses:
Salaries, wages and benefits	4,388	4,328	4,238	2,341	2,341	3,837	3,837	3,332	3,330
Supplies	1,774	1,724	1,602	870	870	1,371	1,371	1,174	1,174
Provision for doubtful accounts	698	1,202	1,135	478	478	710	710	596	596
Other operating expenses	2,183	2,215	2,128	1,211	1,192	1,909	1,928	1,756	1,739
Depreciation	352	368	360	206	206	347	347	319	319
Goodwill amortization	—	—	—	—	—	85	85	83	83
Other amortization	30	20	20	13	13	23	23	20	20
Impairment of long-lived assets and goodwill	255	1,236	1,278	9	9	76	76	55	55
Restructuring charges	11	48	115	13	4	23	25	88	86
Loss from hurricanes and related costs	55	—	—	—	—	—	—	—	—
Costs of litigation and investigations	212	74	282	—	—	—	—	—	—
Loss from early extinguishment of debt	15	13	—	4	4	383	383	56	56

Operating income (loss)	(359)	(1,320)	(1,106)	924	925	970	1,011	940	983
Interest expense	(405)	(333)	(294)	(144)	(144)	(324)	(324)	(452)	(452)
Investment earnings	59	20	16	13	13	31	31	35	35
Minority interests	(7)	3	(21)	(10)	(10)	(24)	(24)	(6)	(6)
Net gains on sales of facilities, long-term investments and subsidiary common stock	4	7	16	—	—	—	—	28	26
Impairment of investment securities	—	—	(5)	(64)	(64)	—	—	—	—

Income (loss) before income taxes	(708)	(1,623)	(1,394)	719	720	653	694	545	586
Income tax (expense) benefit	87	(286)	274	(289)	(289)	(319)	(335)	(238)	(253)

Income (loss) from continuing operations, before discontinued operations and cumulative effect of change in accounting principle	$(621)	$(1,909)	$(1,120)	$430	$431	$334	$359	$307	$333

Basic earnings (loss) per common share from continuing operations(2)	$(1.32)	$(4.10)	$(2.41)	$0.89	$0.89	$0.68	$0.73	$0.64	$0.69

Diluted earnings (loss) per common share from continuing operations(2)	$(1.32)	$(4.10)	$(2.41)	$0.87	$0.87	$0.66	$0.71	$0.63	$0.68

(1)
Amounts have been restated as described in Note 2 to the Consolidated Financial Statements.
(2)
All periods have been adjusted to reflect a 3-for-2 stock split declared in May 2002 and distributed on June 28, 2002.

        The operating results data presented above are not necessarily indicative of our future results of operations. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly trends in patient accounts receivable collectibility and associated provisions for doubtful accounts; the timing and magnitude of price changes; fluctuations in contractual allowances, including the impact of the discounting components of our Compact with Uninsured Patients ("Compact"); changes in Medicare regulations; Medicaid funding levels set by the states in which we operate; levels of malpractice expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses and costs related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and valuation allowances; the timing and amounts of stock option and restricted stock unit grants to employees, directors and others; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: (1) unemployment levels; (2) the business environment of local communities; (3) the number of uninsured and underinsured individuals in local communities treated at our hospitals; (4) seasonal cycles of illness; (5) climate and weather conditions; (6) physician recruitment, retention and attrition; (7) local health care competitors; (8) managed care contract negotiations or terminations; (9) unfavorable publicity, which impacts relationships with physicians and patients; and (10) factors relating to the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

BALANCE SHEET DATA

	December 31						May 31
	2005	2004(1)	2003	2003(1)	2002	2002(1)	2002	2002(1)	2001	2001(1)
		Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
	(In Millions)
Working capital (current assets minus current liabilities)	$1,216	$1,882	$1,854	$1,908	$1,385	$1,542	$829	$962	$1,060	$1,147
Total assets	9,812	10,081	12,298	12,298	13,796	13,895	13,803	13,957	12,995	13,054
Long-term debt, net of current portion	4,784	4,395	4,039	4,039	3,872	3,872	3,919	3,919	4,202	4,202
Shareholders' equity	1,021	1,699	4,361	4,374	5,824	5,924	5,697	5,802	5,153	5,230

(1)
Amounts have been restated as described in Note 2 to the Consolidated Financial Statements.

CASH FLOW DATA

	Years ended December 31				Years ended May 31
				Seven months ended December 31 2002
	2005	2004	2003		2002	2001
			(In Millions)
Net cash provided by (used in) operating activities	$763	$(82)	$838	$1,126	$2,315	$1,818
Net cash used in investing activities	(392)	(12)	(333)	(389)	(1,227)	(574)
Net cash provided by (used in) financing activities	348	129	(96)	(565)	(1,112)	(1,317)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT'S DISCUSSION AND ANALYSIS

        The purpose of this section, Management's Discussion and Analysis of Financial Condition and Results of Operations, is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which financial information may be analyzed, and to provide information about the quality of, and potential variability of, our results of operations and cash flows. Unless otherwise indicated, all financial and statistical information included herein relates to our continuing operations, with dollar amounts expressed in millions (except per-share amounts). This information should be read in conjunction with the accompanying Consolidated Financial Statements. It includes the following sections:

  •
  Executive Overview

  •
  Sources of Revenue

  •
  Results of Operations

  •
  Liquidity and Capital Resources

  •
  Off-Balance Sheet Arrangements

  •
  Recently Issued Accounting Standards

  •
  Critical Accounting Estimates

EXECUTIVE OVERVIEW

  KEY DEVELOPMENTS

        During 2005, we continued to focus on the development and execution of our operating strategies, including initiatives we introduced during the years ended December 31, 2004 and 2003. Management is dedicated to improving our patients', shareholders' and other stakeholders' confidence in us. We believe we will do that by providing quality care and generating positive growth and earnings at our hospitals.

        Key developments included:

  •
  Settlement of Pricing Litigation—In March 2005, we announced that we had settled our pricing litigation, and in August 2005, we received final court approval of the settlement in connection with a class action lawsuit brought against us and all of our California hospitals, in which the plaintiffs alleged that they paid excessive or unfair prices for prescription drugs or medical products or procedures at hospitals or other medical facilities currently or formerly operated by our subsidiaries. The settlement should be nationwide in effect. A notice of appeal of the judgment approving the settlement was filed by an objector to the settlement. However, in connection with our agreement in principle, on February 28, 2006, to settle two related pricing cases in South Carolina, the objectors to the nationwide settlement have agreed to withdraw their notice of appeal of the judgment approving the nationwide settlement. Once the notice of appeal is withdrawn, the nationwide settlement will become effective, and once the settlement becomes effective, we expect similar cases brought by plaintiffs in Tennessee, Louisiana, Florida, South Carolina, Pennsylvania, Texas, Missouri and Alabama will be dismissed to the extent the claims in those cases fall within the scope of the release provided in the settlement.

  •
  Settlement of Securities Lawsuit and Derivative Litigation—In January 2006, we reached agreements in principle to settle a federal securities class action lawsuit brought against us on behalf of certain purchasers of Tenet securities, as well as shareholder derivative litigation brought by certain shareholders. If approved by the courts, we will pay $215 million in cash to settle the securities class action. We expect our insurance for directors and officers will contribute approximately $75 million toward our total cost. A net charge of $140 million was recorded in the fourth quarter of 2005 for the estimated settlement.

  •
  Settlement with the Florida Attorney General—On February 21, 2006, we announced that we had reached a broad agreement with the Attorney General of the State of Florida to settle three separate matters: (1) the investigation of physician relationships and coding at our Florida hospitals by the Florida Medicaid Fraud Control Unit ("FMFCU"); (2) the civil RICO action brought by the Florida Attorney General and 13 Florida county hospital districts, health care systems and non-profit corporations; and (3) the FMFCU's investigation of our Florida Medical Center. As part of the settlement, we will pay a total of $7 million, which we recorded as a charge in the quarter ended December 31, 2005. This includes $4 million to establish a fund to pay for care of indigent, uninsured patients at the 13 county hospital districts and health care systems in Florida who were party to the lawsuit, and it also includes a $3 million payment to be allocated among the FMFCU and public hospitals in Florida.

  •
  Progress in Existing Securities and Exchange Commission ("SEC") Investigation—As previously disclosed, the SEC is investigating allegations made by a former employee that inappropriate contractual allowances for managed care contracts may have been established at three California hospitals through at least fiscal year 2001. At the request of the audit committee of our board of directors, the board's independent outside counsel, Debevoise & Plimpton LLP ("Debevoise"), conducted an investigation of these allegations utilizing the forensic accounting services of Huron Consulting Group ("Huron"). This investigation was expanded and included determining whether similar issues might have affected other Tenet hospitals during the periods mentioned in the allegations and any other pertinent periods. Debevoise and Huron have completed their investigation and presented the results of their findings to the audit committee. Based on these findings, the audit committee determined that it would be necessary to restate our previously reported financial statements as described in Note 2 to the Consolidated Financial Statements.

  •
  Impact of Hurricane Katrina—All five of our hospitals and several imaging centers in the New Orleans area and our hospital in Mississippi suffered considerable damage from Hurricane Katrina in late August 2005. The hospitals affected are Kenner Regional Medical Center, Lindy Boggs Medical Center, Meadowcrest Hospital, Memorial Medical Center, NorthShore Regional Medical Center, and Gulf Coast Medical Center. Lindy Boggs and Memorial are closed at this time due to damage from the hurricane. The other four hospitals and imaging centers are open and providing health care services, such as 24-hour emergency rooms, general surgery and outpatient diagnostics. However, due to damage, ongoing remediation efforts, staffing issues caused by the lack of available housing for physicians, nurses and staff, and the overall impact of the hurricane on the Gulf Coast area, the hospitals are operating at reduced levels. We completed our preliminary assessment of the financial impact caused by the hurricane on our Louisiana and Mississippi operations, and recorded approximately $52 million in costs and an impairment charge related to damage of $79 million, net of $64 million of insurance proceeds received by December 31, 2005. We estimate approximately $141 million in lost revenue in the six months ended December 31, 2005, and recorded a $61 million impairment charge reflecting the hurricane's impact on our future results of operations and cash flows, as more fully described in Note 24 to the Consolidated Financial Statements.

  •
  New Health Network in New Orleans—In October 2005, we announced the creation of a new, locally focused health network for restored and enhanced patient services in New Orleans. At this time, we plan on repairing our existing facilities or constructing new facilities if needed. We are still assessing whether to repair our existing Lindy Boggs and Memorial hospital buildings, but have decided to renovate one building on the campus of Memorial to create an ambulatory surgery center by September 2006 and then an all-private-room, 65-bed surgery oriented hospital by September 2007. To help design the repair and construction of facilities in the new network, we have engaged an architectural firm with particular expertise in health care facilities. The cost of creating the new network has not yet been fully determined, but we believe a significant portion of the cost may be covered by insurance proceeds rather than borrowings.

  •
  Construction of New El Paso Hospital—On August 18, 2005, we announced our plan to construct a new 100-bed acute care hospital in El Paso, Texas. Construction is expected to begin in 2006 at a cost of approximately $130 million, and the hospital is targeted to open in March 2008.

  •
  Sale of Facilities—On March 8, 2005, we completed the previously announced sale of four hospitals in Orange County, California. The hospitals are Chapman Medical Center, Coastal Communities Hospital, Western Medical Center—Anaheim and Western Medical Center—Santa Ana. Net after-tax proceeds, including the liquidation of working capital, are estimated to be approximately $80 million. On September 1, 2005, we completed the previously announced sale of Brotman Medical Center in Culver City, California. Net after-tax proceeds, including the liquidation of working capital, are estimated to be approximately $27 million. On December 31, 2005, we completed the previously announced sale of Community and Mission Hospitals of Huntington Park in Huntington Park, California. Net after-tax proceeds, including the liquidation of working capital, are estimated to be approximately $4 million. These seven hospitals are among the 27 hospitals whose intended divestiture we announced in January 2004.

  •
  Departure of our Chief Financial Officer—In November 2005, Robert S. Shapard, our chief financial officer since March 2005, decided to depart the Company and rejoin his former employer. Timothy L. Pullen, our executive vice president and chief accounting officer, is serving as interim chief financial officer while we conduct a nationwide search for Mr. Shapard's successor.

  •
  Appointment of New Chief Compliance Officer—Effective August 1, 2005, Steven W. Ortquist was named senior vice president, ethics and compliance/chief compliance officer, a newly combined position. Prior to joining the Company, Steven was vice president, ethics and compliance/chief compliance officer at Banner Health in Phoenix and, before that, director of corporate compliance and assistant chief compliance officer at Rush-Presbyterian-St. Luke's Medical Center in Chicago. He is certified in health care compliance by the Healthcare Compliance Certification Board.

  •
  Appointment of New Members to our Board of Directors—In March 2005, we announced that Brenda J. Gaines, Karen M. Garrison and J. McDonald Williams had joined our board of directors as independent members. Brenda Gaines, retired president and chief executive officer of Diners Club North America, also currently serves on the boards of CNA Financial Corp., Office Depot Inc., the March of Dimes and the Economic Club of Chicago. Karen Garrison, retired president of the management services subsidiary of Pitney Bowes Inc., also serves on the boards of two other public companies, North Fork Bancorporation, Inc. and Standard Parking Corporation. Don Williams, retired chairman of Trammell Crow Company, also currently serves on the boards of two other public companies, Trammell Crow and Belo Corp.

  •
  Approval of Stock Incentive Plan Amendment—On May 26, 2005, our shareholders approved an amendment to our 2001 Stock Incentive Plan to allow a one-time exchange of certain outstanding employee stock options for a lesser number of restricted stock units. Our directors, four most senior executives and all former employees were not eligible to participate. Approximately 92% of the eligible stock options were exchanged for restricted stock units on July 1, 2005.

  •
  Issuance of New Senior Notes—In January 2005, we issued $800 million of 9 1/4% senior notes due 2015 in a private placement with registration rights. We used a portion of the proceeds to repurchase or redeem the remaining $400 million aggregate principal amount outstanding on our senior notes due in 2006 and 2007, and the balance of the proceeds for general corporate purposes. Our next scheduled maturity of senior notes is now in 2011.

  •
  Amendment to Letter of Credit Facility—On March 16, 2005, we amended our letter of credit facility. The amendment provided for the release of liens on the stock of certain of our subsidiaries, at our request, any time after April 15, 2005, so long as no default exists. On April 19, 2005, the stock certificates were returned to us, and all liens were subsequently terminated. In accordance with the amendment, the termination date of the letter of credit facility was extended from December 31, 2005 to June 30, 2006. The letter of credit facility was further amended in August 2005 to extend the termination date to June 30, 2008. The letter of credit facility remains collateralized by cash of approximately $263 million.

  SIGNIFICANT CHALLENGES

        Our performance this year was impacted by a combination of challenges specific to us and significant industry trends. Below is a summary of these items:

  Company Specific Challenges

        Volume decline—Our total-hospital volumes were negatively impacted by the effects of Hurricane Katrina in late August 2005 on our Gulf Coast operations and surrounding communities and will likely continue to be negatively impacted in future periods. As a result, we have excluded our six Gulf Coast hospitals and our imaging centers in New Orleans from our same-hospital statistics in order to provide a comparable basis for assessing our operating results. Our admissions and outpatient visits decreased in 2005 from the prior year on this same-hospital basis. We believe the reasons for the volume declines include, but are not limited to, the impact of our litigation and government investigations, physician attrition, increased competition and managed care contract negotiations or terminations. We are taking a number of steps to address the problem of volume decline. The most important of these is centered around building stronger relationships with the physicians who admit patients both to our hospitals and to our competitors' hospitals.

        Our Commitment to Quality ("C2Q") initiative, which we launched in 2003, should help position us to competitively meet this challenge. By the end of 2005, we completed Phase I implementation of our C2Q initiative at all of our hospitals in continuing operations and started Phase II at several of these hospitals. As a result, at most of our hospitals, we have seen various levels of reductions in emergency room wait times, increases in on-time starts in the operating rooms, and improved bed management and care coordination. We believe that these improvements will have the effect of increasing physician and patient satisfaction, potentially improving volumes as a result.

        Litigation and investigations—Although we have settled several legacy issues, we continue to defend ourselves against a significant amount of litigation, and we are cooperating with a number of governmental investigations. We also continue to seek resolution of certain matters without litigation where appropriate and cost-effective. See Note 15 to the Consolidated Financial Statements for a summary of material litigation and investigations and Part I, Item 3, Legal Proceedings, in this report for more detailed information.

  Significant Industry Trends

        Bad debt—Like others in the health care industry, we continue to provide services to a high volume of uninsured patients. Although the discounting components of our Compact have reduced and are expected to continue to reduce our provision for doubtful accounts recorded in our Consolidated Financial Statements, they are not expected to mitigate the net economic effects of treating uninsured patients. We continue to experience a high level of uncollectible accounts, and unless a business mix shift toward a higher level of insured patients occurs, we anticipate this trend to continue.

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

  RESULTS OF OPERATIONS—OVERVIEW

        Our results of operations for the last three years reflect the challenges we have faced in restructuring our operations to focus on a smaller group of general hospitals. Our turnaround timeframe is influenced by industry trends and company-specific challenges that continue to negatively affect our patient volumes, revenue growth and operating expenses. In addition, our turnaround timeframe has now been influenced by the impact of Hurricane Katrina. Our future profitability depends on volume growth, reimbursement levels and cost control.

        Results of operations—Year ended December 31, 2005 compared to the year ended December 31, 2004:

  •
  Same-hospital net inpatient revenue per patient day and per admission increased by 2.6% and 2.1%, respectively, primarily due to the effect of newly negotiated levels of reimbursement on our managed care contracts and slightly higher Medicare reimbursement levels, offset by additional discounts under the Compact during the phase-in process.

  •
  Same-hospital net outpatient revenue per visit increased 2.3%, while same-hospital outpatient visits declined 8.2%. The increase in revenue per visit is due primarily to higher emergency room volume, a positive shift in payer mix and the sale or closure of certain home health agencies, hospices and clinics, which businesses typically generate lower revenue per visit amounts than other outpatient services.

  •
  Cash generated by operating activities was $763 million during 2005 compared to cash used by operations of $82 million during 2004, reflecting an income tax refund of $537 million received in March 2005 and lower restructuring and litigation settlement payments.

        Results of operations—Year ended December 31, 2004 compared to the year ended December 31, 2003:

  •
  Net inpatient revenue per patient day and per admission increased by 2.1% and 2.5%, respectively, despite the implementation, during the last half of the year, of our discounting of self-pay charges under the Compact.

  •
  Net outpatient visits and outpatient revenue decreased by 4.3% and 4.7%, respectively.

  •
  Two material patient litigation matters (Redding Medical Center and Palm Beach Gardens) were settled in the fourth quarter of 2004, resulting in charges to our results of operations.

  •
  We refinanced debt and increased liquidity through private placements of debt, pushing our next major maturity out to December 2011, after various debt extinguishments in the first quarter of 2005.

  •
  Cash used in operating activities was $82 million during 2004 (prior to capital expenditures and asset sale proceeds), which included payments for restructuring, litigation and settlement costs of $280 million and a use of cash in our discontinued operations of $408 million, which included a

    $395 million legal settlement related to Redding Medical Center, compared to cash provided by operating activities of $838 million in 2003.

        The table below shows the pretax and after-tax impact on continuing operations during the years ended December 31, 2005, 2004 and 2003 of (1) additional provision for doubtful accounts, (2) a change in prior-year liability estimates for retirement plans, (3) impairment and restructuring charges, (4) hurricane costs, (5) costs of litigation and investigations, (6) net gains on sales of facilities, long-term investments and subsidiary common stock, (7) loss from early extinguishment of debt, (8) impairment of investment securities, (9) reduction in our estimated income tax exposures and (10) adjustments to the valuation allowance for deferred tax assets:

	Years ended December 31
	2005	2004(1)	2003(1)
		Restated	Restated
	(Expense) Income
Additional provision for doubtful accounts	$—	$(196)	$(166)
Change in prior-year liability estimates for retirement plans	31	—	—
Impairment of long-lived assets and goodwill	(255)	(1,236)	(1,278)
Restructuring charges	(11)	(48)	(115)
Loss from hurricanes and related costs	(55)	—	—
Costs of litigation and investigations	(212)	(74)	(282)
Net gains on sales of facilities, long-term investments and subsidiary common stock	4	7	16
Loss from early extinguishment of debt	(15)	(13)	—
Impairment of investment securities	—	—	(5)

Pretax impact	$(513)	$(1,560)	$(1,830)
Reduction in estimated tax exposures, including interest	$38	$—	$—
Deferred tax asset valuation allowance	$(218)	$(586)	$—
Total after-tax impact	$(506)	$(1,851)	$(1,394)
Diluted per-share impact of above items	$(1.08)	$(3.97)	$(2.99)
Diluted loss per share, including above items	$(1.32)	$(4.10)	$(2.41)

(1)
Certain amounts for the years ended December 31, 2004 and 2003 have been restated as a result of the adjustments described in Note 2 to the Consolidated Financial Statements.

  LIQUIDITY AND CAPITAL RESOURCES—OVERVIEW

        Net cash provided by operating activities was $763 million in 2005 compared to cash used of $82 million in 2004. The principal reasons for the change were an income tax refund of $537 million received in March 2005 and a positive change in cash used by operating activities from discontinued operations of $453 million.

        Proceeds from the sales of facilities, long-term investments and other assets during 2005 and 2004 aggregated $173 million and $502 million, respectively.

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

        On December 31, 2004, we terminated our then-existing credit agreement and replaced it with a letter of credit facility. The new facility provides for the issuance of up to $250 million in letters of credit and does not provide for any cash borrowings. The new facility is collateralized by cash equal to 105% of the facility amount (approximately $263 million reflected as restricted cash on the Consolidated Balance Sheet).

        We are currently in compliance with all covenants in our letter of credit facility and the indentures governing our senior notes. (See Note 7 to the Consolidated Financial Statements.) At December 31, 2005, we had approximately $194 million of letters of credit outstanding under the letter of credit facility. In addition, we had approximately $1.373 billion of unrestricted cash and cash equivalents on hand as of December 31, 2005.

  OUTLOOK

        In late 2002, Tenet was confronted with severe operating challenges. These challenges arose in the areas of clinical quality at our hospital in Redding, California, an aggressive pricing strategy that resulted in unusually large amounts of managed care stop-loss payments and Medicare outlier payments, and reviews by government agencies into physician relationships at some of our hospitals. This scrutiny has had a negative effect on our relationships with physicians, patients, communities and, to some extent, our employees, and has adversely impacted our operating performance. However, with a new senior management team in place, we have worked to make extensive changes to the company and to build a sustainable foundation that is based on the integrity of our people, the strength of our hospitals, a comprehensive clinical quality agenda, high governance standards, a revitalized compliance program, and consistent efforts to rebuild our relationships with key constituents.

        We have launched initiatives to align the objectives of our hospitals and physicians in the areas of clinical quality and service. To that end, we have several ongoing initiatives as part of our Commitment to Quality program that address the implementation of evidence-based medicine, efficiency in our operating rooms and emergency rooms, and key roles of our physician leaders and members of our governing boards. Separately, several large managed care companies have initiated a system of profiling hospitals based on both cost and quality in order to generate a "value rating" in a given market. The payers provide access to this data to both physicians and patients, allowing them to utilize the data in making their hospital selections. Our goal is to attain center of excellence status at as many of our hospitals as possible based on each payer's individual standards. Our efforts to achieve volume growth in 2006 will also include a targeted growth initiative that focuses our hospitals on offering the clinical services most needed by their communities. In 2005, this initiative caused some volume loss due to intentional elimination of unprofitable or uncompetitive services and it may continue to do so in 2006. However, we believe the initiative will ultimately have a positive impact on our profitability.

        We believe our efforts to repair the damage that resulted from our prior pricing strategy have begun to achieve their intended results. Since early 2003, we have generally held our hospital charges steady in the majority of our hospitals, and our charges are now closer to or at market level in many of our geographic areas. We continue to monitor pricing in conjunction with industry trends to achieve pricing transparency and to meet the needs of our patients. We also now offer discounts to uninsured patients at all of our hospitals so that the bills those patients receive reflect rates comparable to those of managed care patients. In addition, we have worked diligently to align our managed care contracts with our current pricing strategy. We have transitioned the majority of our key managed care contracts to more predictable market-based per diems with lessened dependence on stop-loss payments, which are based on a hospital's billed charges. Throughout this renegotiation process, we have achieved higher base rates in line with market increases, resulting in a higher overall managed care portfolio yield. The challenges associated with managed care pricing are ongoing and we must build patient volume in order to improve operating performance during 2006.

        Pricing and volume growth are key drivers of our profitability, but improving our profit margin is also heavily reliant upon controlling our costs. Our current initiatives in this area are designed to improve productivity and gain efficiency. We are working with our hospitals to reduce their non-contracted purchasing and to utilize systems to effectively adjust their spending levels based on expected volume and utilization. We will continue to focus on supply costs, particularly in the areas of implants, blood products, prosthetics and pharmaceuticals, which have experienced the highest growth in cost or utilization or both. Consistent with our approach for group-purchasing of supplies, we are also looking at similar methods for negotiating purchases in areas of company-wide spending, other than supplies. In addition, we have implemented initiatives intended to control the rising costs of salaries, wages and benefits. We have adjusted our staffing levels and will continue to make adjustments as necessary and appropriate based on patient volumes.

        Overcoming our challenges and positioning ourselves for improved future financial performance will continue to take time. We have numerous initiatives in place and additional actions designed to improve our operating performance will be implemented during 2006. We believe we can make progress in our effort to improve profitability and margins through initiatives to grow volume, our sustainable pricing approach and effective cost control measures. Simultaneously, we intend to further strengthen the foundation we have built over the past three years with our continued focus on integrity, operating strength, clinical quality, corporate governance, compliance, and rebuilding relationships.

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

        The table below shows the sources of net patient revenues for our general hospitals, expressed as percentages of net patient revenues from all sources:

	Years ended December 31
	2005	2004	2003(2)
Net Patient Revenues from:
Medicare	27.5%	26.1%	25.0%
Medicaid	8.3%	7.4%	7.7%
Managed care(1)	50.8%	49.7%	50.9%
Indemnity, self-pay and other	13.4%	16.8%	16.4%

(1)
Includes Medicare Advantage and Medicaid managed care.
(2)
Percentages for December 31, 2003 have been restated as a result of the restatement of revenue described in Note 2 to the Consolidated Financial Statements. There was no impact on the year ended December 31, 2004.

        The decrease in indemnity, self-pay and other net patient revenues during 2005 is due primarily to the implementation of the discounting components of the Compact. Payer mix on an admissions basis for our general hospitals, expressed as a percentage of total admissions from all sources, is virtually unchanged as shown below:

	Years ended December 31
	2005	2004
Admissions from:
Medicare	33.5%	33.8%
Medicaid	13.4%	13.2%
Managed care	44.8%	44.8%
Indemnity, self-pay and other	8.3%	8.2%

  GOVERNMENT PROGRAMS

        The Medicare program, the nation's largest health insurance program, is administered by the Centers for Medicare and Medicaid Services of the U.S. Department of Health and Human Services ("CMS"). Medicare is a health insurance program primarily for individuals 65 years of age and older, certain younger people with disabilities, and people with end-stage renal disease, and is provided without regard to income or assets. Medicaid is a program that pays for medical assistance for certain individuals and families with low incomes and resources, and is jointly funded by the federal government and state governments. Medicaid is the largest source of funding for medical and health-related services for the nation's poorest and most vulnerable populations.

        These government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease government program payments in the future, as well as affect the cost of providing services to patients and the timing of payments to facilities. We are unable to predict the effect of future government health care funding policy changes on our operations. If the rates paid by governmental payers are reduced, if the scope of services covered by governmental payers is limited, if we are required to pay substantial amounts in settlement pertaining to government programs, or if we, or one or more of our subsidiaries' hospitals, are excluded from participation in the Medicare or Medicaid program or any other government health care program, there could be a material adverse effect on our business, financial position, results of operations or cash flows. The government is investigating various matters, including Medicare outlier payments we received in prior years, as discussed under Part I, Item 3, Legal Proceedings, of this report.

  Medicare

        Medicare offers beneficiaries different ways to obtain their medical benefits. One option, the Traditional Medicare Plan, is a fee-for-service payment system. The other option, called Medicare Advantage (formerly Medicare + Choice), includes managed care, preferred provider organization, private fee-for-service and specialty plans. The major components of our net patient revenues for services provided to patients enrolled in the Traditional Medicare Plan for the years ended December 31, 2005, 2004 and 2003 are set forth in the table below:

	Years ended December 31
	2005	2004	2003
			Restated
Revenue Descriptions
Diagnosis-related group—operating	$1,437	$1,407	$1,387
Diagnosis-related group—capital	148	149	147
Outlier	84	64	101
Outpatient	404	418	410
Disproportionate share	230	215	189
Direct Graduate and Indirect Medical Education	130	129	108
Inpatient psychiatric(1)	59	62	58
Inpatient rehabilitation	92	123	141
Other(1)(2)	(1)	31	45
Adjustments for valuation allowance and prior-year cost report settlements(1)	27	(33)	(96)

Total Medicare net patient revenues	$2,610	$2,565	$2,490

(1)
Certain components of Medicare revenue for the year ended December 31, 2003 were restated as a result of the adjustments described in Note 2 to the Consolidated Financial Statements. In addition, other prior year amounts have been reclassified to conform to the current year presentation.
(2)
The other revenue category includes our skilled nursing facilities, one prospective payment system ("PPS")-exempt cancer hospital, one long-term acute care hospital, other revenue adjustments and adjustments related to the current year cost reports.

  Acute Care Hospital Inpatient Prospective Payment System

        Diagnosis-Related Group Payments—Sections 1886(d) and 1886(g) of the Social Security Act (the "Act") set forth a system of payments for the operating and capital costs of acute care hospital stays based on a prospective payment system. Under the inpatient prospective payment system ("IPPS"), Medicare payments for hospital inpatient operating and capital-related costs are made at predetermined rates for each hospital discharge. Discharges are classified according to a list of diagnosis-related groups ("DRGs"), which group patients with similar clinical characteristics that are expected to require similar amounts of hospital resources. CMS assigns to each DRG a relative weight that represents the average resources required to care for cases in that particular DRG, relative to the average resources used to treat cases in all DRGs. Effective October 1, 2005, the IPPS includes 524 DRGs to which a relative weight has been assigned.

        The base payment amount for operating costs is comprised of an average standardized amount that is divided into a labor-related share and a nonlabor-related share. Both the labor-related share of the operating base payments and the capital base payments are adjusted by the geographic variations in labor and capital costs. These base payments are multiplied by the relative weight of the DRG assigned to each case. Although these payments are adjusted for area labor and capital cost differentials, the adjustments do not take into consideration an individual hospital's operating and capital costs. The DRG operating and capital base rates are updated annually, giving consideration to the increased cost of goods and services purchased by hospitals. The rate increases that became effective on October 1, 2005 and October 1, 2004 were 3.7% and 3.3%, respectively.

        Outlier Payments—Outlier payments are additional payments made to hospitals for treating Medicare patients who are costlier to treat than the average patient in the same DRG. To qualify as a cost outlier, a hospital's billed (or gross) charges, adjusted to cost, must exceed the payment rate for the DRG by a fixed threshold established annually by CMS. The Medicare fiscal intermediary calculates the cost of a claim by multiplying the billed charges by a cost-to-charge ratio that is typically based on the hospital's most recent filed cost report. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment.

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

        On January 6, 2003, in response to concerns raised by CMS regarding the level of outlier payments we were receiving, we voluntarily submitted a proposal to CMS that would reduce outlier payments to our hospitals retroactive to January 1, 2003. During 2003, CMS issued new regulations governing the calculation of outlier payments to hospitals. Those regulations, which became effective August 8, 2003, included several significant changes, many of which were contemplated in our proposal. Our proposal to CMS included a provision to reconcile the payments we would receive under our proposed interim arrangement to those we would have received if the new CMS regulations had gone into effect on January 1, 2003 up to August 8, 2003, the effective date of the final rules and regulations (the "Reconciliation Period"). The final determination and outcome of outlier payments under the reduction arrangement continues to be the subject of further review and approval by CMS. The final outcome could result in an additional material increase to the ultimate amount of outlier revenue we could potentially recognize for the Reconciliation Period; however, this remains unknown at this point.

        In July 2004 we were informed that CMS is also reviewing the application of their rules concerning the use of the statewide ratio of cost to charges for calculating outlier payments for prior years principally related to the acquisition of our Philadelphia-area hospitals in 1998. This matter is unresolved at this time and we cannot predict the final outcome. An adverse final determination could result in a material decrease to outlier revenue recorded in prior years.

        Additionally, CMS Program Memorandum Transmittal A-02-126 dated December 20, 2002—Instructions Regarding Outlier Payments ("PM") instructed Medicare fiscal intermediaries to identify hospitals that "appear, through data analysis, to present the greatest risk to the program." The PM set forth requirements and criteria for audits and reviews, which include comprehensive field audits of cost reports, uniform charge reviews and medical reviews. We previously disclosed that, in accordance with the PM, CMS instructed our fiscal intermediary to conduct audits and reviews of 16 of our hospitals, including nine hospitals that were divested or are pending divestiture. During the third quarter of 2005, our fiscal intermediary completed the cost report audits and uniform charge reviews of our hospitals required by the PM, and we have received notices of their findings for the hospitals reviewed. There were no adverse findings from the uniform charge reviews, the purpose of which was to establish that hospitals applied charges for services uniformly and consistently. The intermediary's findings from its audit of the cost reports, most of which had been previously audited and settled through routinely conducted audits, will not have a material impact on our previously recorded revenues. However, our charging practices in connection with our Medicare outlier payments received in prior years remain under investigation. (See Note 15 to the Consolidated Financial Statements.)

        Disproportionate Share Payments—If a Medicare-participating hospital serves a disproportionate share of low-income patients, it receives a percentage add-on to the DRG payment for each case. This percentage varies, depending on several factors that include the percentage of low-income patients served. During 2005, 55 of our hospitals in continuing operations qualified for disproportionate share payments.

        Direct Graduate and Indirect Medical Education—The Medicare program provides additional reimbursement to approved teaching hospitals for additional expenses incurred by such institutions. This additional reimbursement, which is subject to certain limits, including intern and resident full-time equivalent ("FTE") caps established in 1996, is made in the form of Direct Graduate Medical Education ("GME") and Indirect Medical Education ("IME") payments. During 2005, 24 of our hospitals in continuing operations were affiliated with academic institutions and were eligible to receive such payments. Medicare rules permit hospitals to enter into Medicare GME Affiliation Agreements for the purpose of applying the FTE limits on an aggregate basis, and some of our hospitals have entered into such agreements.

  Hospital Outpatient Prospective Payment System

        Under the outpatient prospective payment system, hospital outpatient services, except for certain services that are reimbursed on a separate fee schedule, are classified into groups called ambulatory payment classifications ("APCs"). Services in each APC are similar clinically and in terms of the resources they require, and a payment rate is established for each APC. Depending on the services provided, hospitals may be paid for more than one APC for an encounter. CMS periodically updates the APCs and annually adjusts rates paid for each APC.

  Inpatient Psychiatric Facility Prospective Payment System

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

        At December 31, 2005, 20 of our general hospitals in continuing operations operated Medicare-certified psychiatric units. Because of the aforementioned three-year transition and stop-loss provisions of the IPF-PPS, the new payment system has not had, and, we believe, will not have a material impact on our 2006 inpatient psychiatric payments.

  Inpatient Rehabilitation Prospective Payment System

        Rehabilitation hospitals and rehabilitation units in acute care hospitals meeting certain criteria established by CMS are eligible to be paid as an Inpatient Rehabilitation Facility ("IRF") under the IRF prospective payment system ("IRF-PPS"). Payments under the IRF-PPS are made on a per discharge basis. A patient classification system is used to assign patients in IRFs into case-mix groups ("CMGs"). The IRF-PPS uses federal prospective payment rates across distinct CMGs.

        Prior to July 1, 2004, a rehabilitation hospital or unit was eligible for classification as an IRF if it could show that, during its most recent 12-month cost reporting period, it served an inpatient population of whom at least 75 percent required intensive rehabilitation services for the treatment of one or more of ten specific conditions. This became known as the "75 percent rule."

        On May 7, 2004, CMS released a final rule entitled "Medicare Program; Changes to the Criteria for Being Classified as an Inpatient Rehabilitation Facility" ("IRF Rule") that revised the medical condition criteria rehabilitation hospitals and units must meet. The IRF Rule also replaced the "75 percent rule" compliance threshold with a three-year transition compliance threshold of 50%, 60% and 65% for years one, two and three, respectively, that commenced with cost reporting periods beginning on or after July 1, 2004. At the end of the three-year transition period, the 75% compliance threshold would be restored. In January 2005, CMS suspended enforcement of the revised and expanded classification criteria contained in the IRF Rule in response to a provision of the Consolidated Appropriations Act, 2005 ("CAA"). The CAA directed CMS not to change the status of certain IRFs for their failure to comply with the classification criteria in the IRF Rule until it had reviewed recommendations from a then-pending study by the United States Government Accountability Office ("GAO") of clinically appropriate IRF classification criteria. The GAO issued its report and recommendations in April 2005. The GAO recommended that CMS further identify subgroups of patients within a condition that would better identify patients that appear to need an IRF level of care, based upon research and review of IRF cases. Significantly, the GAO did not recommend that CMS delay implementing the classification criteria specified in the IRF Rule pending further refinement. On June 21, 2005, CMS issued a notice announcing that it would proceed with implementing the revised and expanded classification criteria for IRFs it adopted in the IRF Rule. Accordingly, the June 2005 CMS notice lifts the January 2005 suspension of enforcement of the classification criteria in the IRF Rule.

        At December 31, 2005, we operated two inpatient rehabilitation hospitals, and 18 of our general hospitals in continuing operations operated inpatient rehabilitation units. The fiscal intermediary determines compliance with the classification criteria of the IRF Rule based on the Medicare year end of the hospital. Eight of our rehabilitation units have received notices from the fiscal intermediary that they continue to meet the IRF classification criteria. The determination of compliance for the remaining 10 units and the two rehabilitation hospitals will be performed by the fiscal intermediary during the first quarter of federal fiscal year ("FFY") 2006. Based on the most recent data available, one of those 10 hospital units may not meet the compliance threshold. If our rehabilitation hospitals and units fail to continue to qualify as inpatient facilities, our business, financial position, results of operations or cash flows could be materially adversely affected.

        Medicare contractors (fiscal intermediaries and carriers) are authorized to issue local coverage determinations ("LCDs"). An LCD is a decision by a fiscal intermediary or carrier whether to cover a particular service on an intermediary-wide or carrier-wide basis resulting from a determination as to whether the service is reasonable and necessary. During the second quarter of 2005, our fiscal intermediary issued a LCD regarding inpatient rehabilitation services. This LCD establishes comparatively restrictive admission criteria to the clinical conditions required for Medicare payment for inpatient rehabilitation services. Our rehabilitation hospitals and units may experience a decline in admissions and greater difficulty meeting the aforementioned IRF classification compliance thresholds as a result of this LCD.

  Cost Reports

        The final determination of certain Medicare payments to our hospitals, such as disproportionate share, GME, IME and bad debt expense, are retrospectively determined based on our hospitals' cost reports. The final determination of these payments often takes many years to resolve because of audits by the program representatives, providers' rights of appeal, and the application of numerous technical reimbursement provisions.

        Prior to the fourth quarter of 2003, we recorded estimates for contractual allowances and cost report settlements based on amounts generated from information accumulated from various accounting and information systems. Adjustments to these accruals were generally made upon the final settlement of Medicare and Medicaid cost reports. In the fourth quarter of 2003, we completed the implementation of a new system and estimation process for recording Medicare net patient revenue and estimated cost report settlements. This resulted in a refinement in recording the accruals to more closely reflect the expected final settlements on our cost reports. For filed cost reports, we now record the accrual based on those cost reports and subsequent activity, and record a valuation allowance against those cost reports based on historical settlement trends. The accrual for periods for which a cost report is yet to be filed is now recorded based on estimates of what we expect to report on the filed cost reports and a corresponding valuation allowance is recorded as previously described. Cost reports must be filed generally within five months after the end of the annual cost report reporting period. After the cost report is filed, the accrual and corresponding valuation allowance may need to be adjusted.

  Medicaid

        Medicaid programs are funded by both the federal government and state governments. These programs and the reimbursement methodologies are administered by the states and vary from state to state.

        Estimated payments under various state Medicaid programs, excluding state-funded managed care programs, constituted approximately 8.3%, 7.4% and 7.7% of net patient revenues at our continuing general hospitals for the years ended December 31, 2005, 2004 and 2003, respectively. These payments are typically based on fixed rates determined by the individual states. We also receive disproportionate-share payments under various state Medicaid programs. For the years ended December 31, 2005, 2004 and 2003, our disproportionate-share payments and other state-funded subsidies were approximately $92 million, $78 million and $71 million, respectively.

        Many states in which we operate are facing budgetary challenges that pose a threat to Medicaid funding levels to hospitals and other providers. We expect these challenges to continue; however, we cannot predict the extent of the impact of the states' budget reductions, if any, on our hospitals. Also, new Medicaid programs or any changes to existing programs could materially impact Medicaid payments to our hospitals.

  Regulatory and Legislative Changes

  Annual Update to the Medicare Inpatient Prospective Payment System

        Under Medicare law, CMS is required annually to update certain rules governing the IPPS. The updates generally become effective October 1, the beginning of the FFY. On August 12, 2005, CMS issued the Changes to the Hospital Inpatient Prospective Payment Systems and FFY 2006 Rates ("Final Rule"). The Final Rule includes the following payment policy changes:

  •
  A 3.7% inflation update for DRG operating payments for hospitals reporting specified quality data;

  •
  A 0.8% inflation update for DRG capital payments;

  •
  Expanding the post-acute transfer policy that currently applies to 30 DRGs to 182 DRGs;

  •
  A decrease in the cost outlier threshold from $25,800 to $23,600; and

  •
  Replacing nine cardiovascular DRGs with 12 new DRGs that, according to CMS, "better recognize severity of illness."

        CMS projects that the combined impact of the payment and policy changes will yield an average 3.4% increase in payments for hospitals in large urban areas (populations over 1 million). Using the impact percentages in the Final Rule for hospitals in large urban areas applied to our Medicare IPPS payments for the twelve months ended September 30, 2005, the annual impact for all changes in the Final Rule on our hospitals may result in an estimated increase in our Medicare revenues of approximately $55 million. This includes an estimated decrease in payments of approximately $15 million related to the expansion of the post-acute transfer policy. Because of the uncertainty regarding other factors that may influence our future IPPS payments, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding these estimates.

  Annual Update to the Medicare Outpatient Prospective Payment System

        On November 10, 2005, CMS issued the Final Changes to the Hospital Outpatient Prospective Payment System and Calendar Year 2006 Payment Rates ("Final OPPS Rule"). The Final OPPS Rule includes the following changes:

  •
  A 3.7% inflation update in Medicare payment rates in 2006 for outpatient services; and

  •
  Continued lower coinsurance rates for Medicare patients' outpatient services.

        CMS projects that the combined impact of the payment and policy changes will yield an average 2.2% increase in payments for all hospitals, and an average of 1.2% increase in payments for hospitals located in large urban areas (populations over one million). Using the impact percentages in the Final OPPS Rule for hospitals in large urban areas applied to our Medicare outpatient PPS payments for the twelve months ended December 31, 2005, the annual impact for all changes in the rule on our hospitals may result in an estimated increase in our Medicare revenues of approximately $5 million. Because of the uncertainty regarding other factors that may influence our future outpatient PPS payments, including volumes and case mix, we cannot provide any assurances regarding these estimates.

  Proposed Payment and Policy Changes to the Inpatient Psychiatric Facility Prospective Payment System

        On January 23, 2006, CMS issued the Inpatient Psychiatric Facilities Prospective Payment System Payment Update for Rate Year Beginning July 1, 2006 Proposed Rule ("IPF-PPS Rule"). The IPF-PPS Rule includes the following:

  •
  A market basket increase of 4.7% in total payments; and

  •
  An increase to the fixed dollar loss threshold amount for outlier payments from $5,700 to $6,200.

        CMS projects that the combined impact of the proposed payment and policy changes will yield an average 4.2% increase in payments for all psychiatric hospitals (including psychiatric units in acute care hospitals), and an average of 2.6% increase in payments for psychiatric units of acute care hospitals located in large urban areas (populations over one million). Using the impact percentages in the proposed rule for psychiatric units of acute care hospitals located in large urban areas applied to our Medicare IPF-PPS payments for the twelve months ended December 31, 2005, the annual impact for all changes in the proposed rule on our hospital units may result in an estimated increase in our Medicare revenues of approximately $1.5 million. Because of the uncertainty regarding other factors that may influence our future IPF-PPS payments, including volumes, length of stay and case mix, we cannot provide any assurances regarding these estimates.

  Proposed Payment and Policy Changes to the Inpatient Rehabilitation Facility Prospective Payment System

        On August 15, 2005, CMS issued the Final Rule for the IRF-PPS for FFY 2006 ("IRF-PPS Final Rule"). CMS projects that the impact of the payment and policy changes will yield an average 5.3% increase in payments for hospital units in urban areas. For hospitals in urban areas, CMS projects that the proposed changes will yield an average 0.0% change in payments. Applying these impact percentages to our Medicare IRF-PPS payments for the twelve months ended December 31, 2005, the annual impact for all changes on our IRF hospitals and hospital units may result in an estimated increase in our Medicare revenues of approximately $3 million. Because of the uncertainty of the factors that may influence our future IRF-PPS payments, including admission volumes, length of stay and case mix, and the impact of compliance with IRF admission criteria rules discussed above, we cannot provide any assurances regarding these estimates.

  Specialty Hospitals

        On June 9, 2005, CMS announced the next steps it will take in connection with the end of an 18-month moratorium imposed by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 as to new specialty hospitals, which expired on June 8, 2005. CMS has instructed Medicare fiscal intermediaries not to process new provider enrollment applications for specialty hospitals until further notice. In addition, CMS stated that it will undertake the following steps during the suspension to reform Medicare payments that may provide specialty hospitals with an unfair advantage over other types of providers, such as community hospitals or ambulatory surgical centers ("ASCs"): (1) reform payment rates for inpatient hospital services through changes to the DRG system; (2) reform payment rates for ASCs; (3) review procedures for approving hospitals for participation in Medicare and closely scrutinize processes for approving and starting to pay new specialty hospitals; and (4) seek public comment on the appropriate standards for specialty hospitals. According to CMS, these steps are designed to promote true and fair competition in hospital services, while improving quality and avoiding unnecessary costs for patients and for the Medicare program.

  The Medicare Prescription Drug, Improvement, and Modernization Act of 2003

        The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("MMA") (P.L. 108-173), which was signed into law on December 8, 2003, includes several provisions affecting hospital Medicare and Medicaid reimbursement. Below is a summary of the significant provisions affecting our hospitals' reimbursement:

        Medicare—For FFYs 2005, 2006 and 2007, hospitals will receive an inpatient update equal to the full market basket rate if they submit quality performance data to the U.S. Department of Health and Human Services ("HHS"). Those hospitals not submitting quality performance data for 10 quality measures will receive an increase equal to the market basket rate minus 0.4%. In order to qualify for the full market basket update, hospitals must submit performance data on all patients on the 10 quality measures that are a subset of common hospital performance measures developed and aligned by CMS and the Joint Commission on Accreditation of Healthcare Organizations and endorsed by the National Quality Foundation. Effective October 1, 2005, all of our hospitals with the exception of two, one of which is closed as a result of Hurricane Katrina, received the full market basket update for FFY 2006.

        The indirect medical education adjustment decreases from 5.8% in FFY 2005 to 5.55% in FFY 2006 and down to 5.35% in FFY 2007. It increases to 5.5% for FFY 2008 and beyond.

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

  The Deficit Reduction Act of 2005 (S.1932)

        On February 8, 2006, the President signed the Deficit Reduction Act of 2005 into law. Significant provisions of the legislation affecting hospitals include:

  •
  A six-month extension of HHS' policy to suspend issuance of new provider numbers for specialty hospitals.

  •
  A one-year extension, from July 1, 2006 through June 30, 2007, of the current compliance threshold of 60% that inpatient rehabilitation facilities and units must meet to retain their IRF status. On July 1, 2007, the previously scheduled transition schedule (i.e., a 65% threshold, followed by a 75% threshold) resumes.

  •
  Effective for payments beginning in FFY 2007, hospitals must submit data on additional quality measures. CMS must begin to adopt the baseline set of 22 performance measures as set forth in the November 2005 report by the Institute of Medicine of the National Academy of Sciences under Section 238(b) of the MMA. Failure to submit the required data on the quality measures selected by CMS will result in a 2% market basket reduction. This provision supplants the current reporting requirement under the MMA described above.

  •
  For FFY 2008, CMS must add additional quality measures for hospitals to report to receive the maximum payment update available. Also, hospitals would be required to identify cases assigned to DRGs that have higher payments when a hospital-acquired infection is present. CMS would identify at least two conditions under which the hospital would receive the lower DRG payment.

  •
  CMS must establish a gainsharing demonstration project to test and evaluate methods and arrangements between hospitals and physicians to improve the quality and efficiency of care and hospital performance. The demonstration would run from January 1, 2007 to December 31, 2009 and have six demonstration sites, two of which must be rural.

        We cannot predict what impact this legislation may have on our hospitals.

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

        On January 10, 2006, the MedPAC Commissioners approved a recommendation calling for a FFY 2007 payment update for inpatient and outpatient payments of market basket minus 0.45%. Current forecasts project that the market basket of hospital goods and services will increase 4.0% in FFY 2007.

        On March 1, 2005, the MedPAC released its March 2005 Report to Congress: Medicare Payment Policy. In that report, the MedPAC recommended that Medicare should pay more for higher quality performance from hospitals, home health agencies and physicians.

        On March 8, 2005, the MedPAC released a report on the impact of specialty hospitals on the hospital industry and the Medicare program in particular. In its Report to Congress: Physician-Owned Specialty Hospitals ("MedPAC Report"), the MedPAC concluded that one of the motivations for physicians to establish physician-owned specialty hospitals may be financial rewards, some of which derive from inaccuracies in the Medicare payment system. The MedPAC Report concentrates on remedying those inaccuracies with the following recommendations:

  •
  CMS should improve payment accuracy in the hospital inpatient prospective payment system by:

  •
  Refining the current DRGs to more fully capture differences in severity of illness among patients;

  •
  Basing the DRG relative weights on the estimated cost of providing care rather than on charges; and

  •
  Basing the weights on the national average of hospitals' relative values in each DRG.

  •
  Congress should amend the law to give CMS authority to adjust the relative weights to account for differences in the prevalence of high-cost outlier cases.

  •
  Congress and CMS should implement the case-mix measurement and outlier policies over a transitional period.

  •
  Congress should extend the current moratorium on specialty hospitals until January 1, 2007.

  •
  Congress should grant the Secretary the authority to allow gainsharing arrangements between physicians and hospitals and to regulate those arrangements to protect the quality of care and minimize financial incentives that could affect physician referrals.

        The Deficit Reduction Act of 2005 includes legislation to establish a gainsharing demonstration project. With respect to the other MedPAC recommendations, CMS' authority is limited and most would require Congressional action. We cannot predict what action Congress or CMS will take on any of these recommendations or the impact, if any, these recommendations will have on our hospitals.

  FFY 2007 Federal Budget Proposal

        On February 6, 2006, the White House released its FFY 2007 budget proposal, which includes nearly $36 billion in Medicare cuts over five years. The proposed Medicare cuts affecting hospitals include:

  •
  A FFY 2007 Medicare update of market basket minus 0.45% and minus 0.4% in 2008 and 2009, respectively, for acute hospital inpatient and outpatient services;

  •
  A FFY 2007 IRF-PPS update of 0% and market basket minus 0.4% in 2008 and 2009;

  •
  A "modest slowdown in the rate of growth" in the out years for all Medicare payments should Congress fail to achieve "more sustainable financing levels"; and

  •
  Two policy changes:

  •
  Phasing out Medicare bad debt expense payments for all providers; and

  •
  Reducing IRF-PPS payments for hip and knee replacement therapy.

        Most of the budget proposals require Congressional action, and we cannot predict what action, if any, Congress will take.

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

        The amount of our net patient revenue under managed care contracts during the years ended December 31, 2005, 2004 and 2003 was $4.7 billion, $4.8 billion and $5.0 billion, respectively, and is anticipated to be approximately $5 billion for our continuing operations in 2006. Approximately 38% of our managed care net patient revenues during 2005 were derived from our top five managed care payers. At December 31, 2005 and 2004, approximately 58% and 55%, respectively, of our net accounts receivable related to continuing operations were due from managed care payers.

        The table below shows the managed care admissions by type for our general hospitals, expressed as percentages of total managed care admissions:

	Years Ended December 31
	2005	2004
Non-governmental	65.1%	67.6%
Governmental	34.9%	32.4%

        A majority of our managed care contracts are "evergreen" contracts. Evergreen contracts extend automatically every year, but may be renegotiated or terminated by either party after giving 90 to 120 days notice. National payers generate in excess of 39% of our total net managed care revenues, although these agreements are often negotiated on a local or regional basis. The remainder comes from regional or local payers. In the past year, we renewed or renegotiated 80% of the managed care revenues anticipated for the year.

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

        Our approach to managed care is built around the development of key competencies in the following areas: (1) strategy, policy and initiatives; (2) individualized key payer strategies; (3) managed care economics; (4) regional contracting support for our hospital regions; and (5) centralized data base management, which enhances our ability to effectively model contract terms and conditions for negotiations, and improves the efficiency and accuracy of our billing procedures.

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

  SELF-PAY PATIENTS

        Self-pay patients are patients who do not qualify for government programs payments, such as Medicare and Medicaid, and who do not have some form of private insurance, and are, therefore, responsible for their own medical bills. A significant portion of our self-pay patients is being admitted through our hospitals' emergency departments and often require high-acuity treatment. High-acuity treatment is more costly to provide and, therefore, results in higher billings, which are the least collectible of all accounts. We believe our level of self-pay patients has been higher in the last two years than previous periods due to a combination of broad economic factors, including reductions in state Medicaid budgets, increasing numbers of individuals and employers who choose not to purchase insurance, and an increased burden of co-payments and deductibles to be made by patients instead of insurers.

        Self-pay accounts pose significant collectibility problems. At December 31, 2005 and 2004, approximately 6% and 8%, respectively, of our net accounts receivable related to continuing operations are due from self-pay patients. The decrease in this percentage is attributable to a higher number of accounts under our Compact. The majority of our provision for doubtful accounts relates to self-pay patients. We are taking multiple actions in an effort to mitigate the effect on us of the high level of uninsured patients and the related economic impact. These initiatives include conducting detailed reviews of intake procedures in hospitals facing the greatest pressures, and enhancing and updating intake best practices for all of our hospitals. Hospital-specific reports detailing collection rates by type of patient were developed to help the hospital management teams better identify areas of vulnerability and opportunities for improvement. Also, we have completely redesigned our self-pay collection workflows, enhanced technology and improved staff training in an effort to increase collections.

        Over the longer term, several other initiatives we have previously announced should also help address this challenge. For example, our Compact, which is discussed in Note 4 to the Consolidated Financial Statements, is enabling us to offer lower rates to uninsured patients who historically have been charged standard gross charges.

        We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per diem amount for services received, subject to a cap. Except for the per diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; and, therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. For the years ended December 31, 2005, 2004 and 2003, $616 million, $573 million and $740 million in charity care gross charges were excluded from net operating revenues and provision for doubtful accounts, respectively.

RESULTS OF OPERATIONS

        The following two tables show a summary of our net operating revenues, operating expenses and operating loss from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the years ended December 31, 2005, 2004 and 2003:

	Years ended December 31
	2005	2004	2003
		Restated(1)	Restated(1)
Net operating revenues:
General hospitals	$9,411	$9,670	$9,742
Other operations	203	238	310

Net operating revenues	9,614	9,908	10,052
Operating expenses:
Salaries, wages and benefits	4,388	4,328	4,238
Supplies	1,774	1,724	1,602
Provision for doubtful accounts	698	1,202	1,135
Other operating expenses	2,183	2,215	2,128
Depreciation	352	368	360
Amortization	30	20	20
Impairment and restructuring charges	266	1,284	1,393
Loss from hurricanes and related costs	55	—	—
Costs of litigation and investigations	212	74	282
Loss from early extinguishment of debt	15	13	—

Operating loss	$(359)	$(1,320)	$(1,106)

	Years ended December 31
	2005	2004	2003
		Restated(1)	Restated(1)
	(% of Net Operating Revenues)
Net operating revenues:
General hospitals	97.9%	97.6%	96.9%
Other operations	2.1%	2.4%	3.1%

Net operating revenues	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	45.6%	43.7%	42.2%
Supplies	18.4%	17.4%	15.9%
Provision for doubtful accounts	7.2%	12.1%	11.3%
Other operating expenses	22.7%	22.4%	21.2%
Depreciation	3.7%	3.7%	3.6%
Amortization	0.3%	0.2%	0.2%
Impairment and restructuring charges	2.8%	13.0%	13.8%
Loss from hurricanes and related costs	0.6%	—%	—%
Costs of litigation and investigations	2.2%	0.7%	2.8%
Loss from early extinguishment of debt	0.2%	0.1%	—%

Operating loss	(3.7)%	(13.3)%	(11.0)%

(1)
The years ended December 31, 2004 and 2003 were restated as a result of the adjustments described in Note 2 to the Consolidated Financial Statements.

        Net operating revenues of our continuing general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (primarily rental income, management fee revenue and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations consist primarily of revenues from (1) physician practices, (2) rehabilitation hospitals and long-term-care facilities located on or near the same campuses as our general hospitals and (3) equity in earnings of unconsolidated affiliates that are not directly associated with our general hospitals.

        Net operating revenues from our other operations were $203 million, $238 million and $310 million for the years ended December 31, 2005, 2004 and 2003, respectively. Equity earnings of unconsolidated affiliates, included in our net operating revenues, were $11 million, $15 million and $16 million for the years ended December 31, 2005, 2004 and 2003, respectively. As we continue to focus on our general hospital operations, the revenue attributable to our other operations may decrease.

        The table below shows certain selected historical operating statistics for all of our continuing general hospitals:

	Years ended December 31
	2005	2004	Increase (Decrease)		2003
		Restated(1)			Restated(1)
	(Dollars in Millions, Except Per Patient Day, Per Admission and Per Visit Amounts)
Net inpatient revenues(2)	$6,492	$6,536	(0.7)%		$6,464
Net outpatient revenues(2)	$2,785	$2,999	(7.1)%		$3,148
Number of general hospitals (at end of period)	69	69	—	(3)	67
Licensed beds (at end of period)	17,863	17,902	(0.2)%		17,771
Average licensed beds	17,889	17,861	0.2%		17,772
Utilization of licensed beds(4)	52.7%	54.5%	(1.8	)%(3)	55.5%
Patient days	3,443,777	3,565,672	(3.4)%		3,598,270
Equivalent patient days(5)	4,826,715	4,971,498	(2.9)%		4,998,583
Net inpatient revenue per patient day	$1,885	$1,833	2.8%		$1,796
Admissions(6)	668,587	687,857	(2.8)%		697,588
Equivalent admissions(5)	944,328	967,138	(2.4)%		977,078
Net inpatient revenue per admission	$9,710	$9,502	2.2%		$9,266
Average length of stay (days)	5.2	5.2	—	(3)	5.2
Surgeries	484,105	493,397	(1.9)%		515,198
Net outpatient revenue per visit	$539	$529	1.9%		$532
Outpatient visits	5,164,801	5,664,357	(8.8)%		5,919,981

(1)
Net inpatient revenues for the years ended December 31, 2004 and 2003 were restated as a result of the adjustments described in Note 2 to the Consolidated Financial Statements. The related statistics have been restated as well.
(2)
Net inpatient revenues and net outpatient revenues are components of net operating revenues.
(3)
The change is the difference between 2005 and 2004 amounts shown.
(4)
Utilization of licensed beds represents patient days divided by average licensed beds divided by number of days in the period.
(5)
Equivalent admissions/patient days represents actual admissions/patient days adjusted to include outpatient services by multiplying actual admissions/patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the result by gross inpatient revenues.
(6)
Self-pay admissions represented 3.8% and 3.6% of total admissions for the years ended December 31, 2005 and 2004, respectively.

        The table below shows certain selected operating statistics for our continuing general hospitals on a same-hospital basis. Our hospitals in the Gulf Coast area that were operationally impacted by

Hurricane Katrina (see Key Developments above) are excluded from same-hospital statistics for all periods presented. Centennial Medical Center and St. Francis Hospital—Bartlett, which both opened in June 2004, are excluded from same-hospital statistics for the six months ended June 30, 2005 and 2004, but are included for the six months ended December 31, 2005 and 2004 in the periods presented below.

	Years ended December 31
	2005	2004	Increase (Decrease)
		Restated(1)
	(Dollars in Millions, Except Per Patient Day, Per Admission and Per Visit Amounts)
Net inpatient revenues	$6,178	$6,155	0.4%
Net outpatient revenues	$2,635	$2,806	(6.1)%
Number of general hospitals (at end of period)	63	63	—
Average licensed beds	16,504	16,557	(0.3)%
Patient days	3,248,097	3,320,069	(2.2)%
Net inpatient revenue per patient day	$1,902	$1,854	2.6%
Admissions	634,026	644,844	(1.7)%
Net inpatient revenue per admission	$9,744	$9,545	2.1%
Average length of stay (days)	5.1	5.1	—
Net outpatient revenue per visit	$544	$532	2.3%
Outpatient visits	4,848,144	5,279,331	(8.2)%

(1)
Net inpatient revenues for the year ended December 31, 2004 were restated as a result of the adjustments described in Note 2 to the Consolidated Financial Statements. The related statistics have been restated as well.

  REVENUES

        During the year ended December 31, 2005, net operating revenues from continuing operations were lower than in the year ended December 31, 2004. For the current year, net operating revenues decreased approximately $294 million or 3.0%. Of this decline, 48%, or approximately $141 million, was attributable to the disruption in operations at our Gulf Coast hospitals and imaging centers beginning in September 2005 due to Hurricane Katrina. Net operating revenues were also impacted by the discounts recorded on self-pay accounts under our Compact. Total discounts, which reduced net operating revenues, for the years ended December 31, 2005 and 2004 were $718 million and $277 million, respectively.

        On a same-hospital basis, outpatient visits, patient days and admissions were lower during the year ended December 31, 2005 compared to the year ended December 31, 2004 by 8.2%, 2.2% and 1.7%, respectively. Approximately half of the lost outpatient volume during the current year is attributable to the sale of certain home health agencies, hospices and clinics and approximately half of the lost inpatient volume is attributable to our non-acute hospital units, including those skilled nursing and rehabilitation units that were closed subsequent to September 30, 2004. In addition, we believe the following factors continue to contribute to the overall decline in our inpatient and outpatient volume levels: (1) loss of patients to competing health care providers; (2) challenges in physician recruitment, retention and attrition; (3) contentious managed care contract negotiations or, in some cases, terminations; and (4) unfavorable publicity about us as a result of lawsuits and government investigations, which impacts our relationships with physicians and patients.

        Same-hospital net inpatient revenues for the years ended December 31, 2005 and 2004 were $6.178 billion and $6.155 billion, respectively. There are various positive and negative factors impacting net inpatient revenues that have offsetting effects.

        The positive factors are as follows:

  •
  Improved managed care pricing as a result of contracts renegotiated in 2005, negated somewhat by the reduction in stop-loss payments from $543 million in the prior year to $410 million in the current year;

  •
  Favorable net adjustments for valuation allowance and prior-year cost report settlements, primarily related to Medicare and Medicaid, in the current year of $22 million versus an unfavorable net adjustment in the prior year of $40 million; and

  •
  $92 million in Medicaid disproportionate-share payments in the current year versus $78 million in the prior year.

        The negative factors are as follows:

  •
  Lower overall volumes;

  •
  An overall shift in our managed care patient mix towards plans with lower levels of reimbursement, including (1) national payers whose contract terms generate lower yields; and (2) managed care Medicare and Medicaid insurance plans, which generate a lower yield than commercial managed care plans; and

  •
  Compact discounts of $351 million in the current year versus $136 million in the prior year, resulting in lower net inpatient revenue and a reduction in net inpatient revenue per patient day and per admission.

        Same-hospital net outpatient revenues during the year ended December 31, 2005 decreased 6.1% compared to last year. Net outpatient revenues were also negatively impacted by the implementation of the Compact. During the year ended December 31, 2005, approximately $326 million in discounts were recorded on outpatient self-pay accounts under the Compact, compared to discounts of $121 million during the year ended December 31, 2004. As previously mentioned, same-hospital outpatient visits also decreased 8.2% for the year ended December 31, 2005 compared to the prior year, due primarily to the sale or closure of certain home health agencies, hospices and clinics beginning in the second quarter of 2004. These businesses typically generate lower revenue per visit amounts than other outpatient services. The reduction in home health visits, coupled with an increase in emergency room visits and outpatient surgeries, contributed to an overall increase in our net outpatient revenue per visit.

  SALARIES, WAGES AND BENEFITS

        Salaries, wages and benefits expense as a percentage of net operating revenues increased for the year ended December 31, 2005 compared to 2004. The increases in salaries, wages and benefits expense during this period can be attributed to the wage and benefit pressures created by the current nursing shortage in many of our markets, state-mandated nurse-staffing ratios, standard merit and market increases for our employees, increased labor union activity at certain of our hospitals, our lower net operating revenues in 2005, which was due in part to the discounting of self-pay accounts under the Compact, described above, and lower volume levels. A decline in patient volumes that reduces net operating revenues increases the percentage as a result of certain fixed staffing costs that are not reduced when volumes decrease.

        We have experienced and expect to continue to experience significant salary, wage and benefit pressures created by the nursing shortage throughout the country. In addition, approximately 17% of our employees were represented by labor unions as of December 31, 2005. As union activity increases at our hospitals, our salaries, wages and benefits expense is likely to increase more rapidly than our net operating revenues. In 2006, labor union contracts that cover approximately 11% of our employees will expire; however, new contracts are expected to be negotiated consistent with our existing agreements, which include no-strike clauses, provide a framework for pre-negotiated salaries, wages and benefits, and streamline the contract negotiation process. The new contracts are not expected to have a material adverse effect on our results of operations.

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

        Included in salaries, wages and benefits expense in the year ended December 31, 2005 is $48 million of stock compensation expense, which decreased $52 million from the $100 million of expense in the year ended December 31, 2004 due to vesting of options with a higher fair value per share, and an adjustment in our pension and supplemental retirement liabilities that reduced expense by $31 million.

  SUPPLIES

        Supplies expense as a percentage of net operating revenues increased for the year ended December 31, 2005 compared to 2004. The increase in supplies expense was primarily attributable to higher pharmaceutical, pacemaker, orthopedic and implants supply costs. In the case of pacemakers and implants, the higher costs are associated primarily with new products or technology used to provide a higher quality of care to our patients, whereas the higher orthopedic costs primarily reflect inflation of prices. Higher pharmaceutical costs reflect a combination of new products and inflation. In addition, further contributing to the percentage increase was the decline in net operating revenues due to discounting of self-pay accounts under the Compact described above.

        We strive to control supplies expense through product standardization, contract compliance, improved utilization, and operational improvements that should minimize waste. The items of current cost reduction focus include cardiac stents and pacemakers, orthopedic implants and high-cost pharmaceuticals. We also utilize the group-purchasing and supplies-management services of Broadlane, Inc., a company in which we currently hold a 47% interest. Broadlane offers group-purchasing procurement strategy, outsourcing and e-commerce services to the health care industry.

  PROVISION FOR DOUBTFUL ACCOUNTS

        The provision for doubtful accounts as a percentage of net operating revenues decreased for the year ended December 31, 2005 compared to 2004, primarily due to the implementation of the Compact in June 2004 and a charge of $196 million in June 2004 when we changed how we estimated the net realizable value of self-pay accounts. Prior to implementation of the discounting provisions under the Compact, the vast majority of these accounts were ultimately recognized to be uncollectible and, as a result, were then recorded in our provision for doubtful accounts. By offering managed care-style discounts, we are charging the uninsured more affordable rates, whereby they may be better able to meet their financial obligations to pay for services we provide them. The discounts recorded as contractual allowances during the year ended December 31, 2005 for all hospitals were approximately $718 million, compared to $277 million in 2004. However, we do not expect the Compact to have a material effect on the net economic impact of treating self-pay patients.

        The majority of our provision for doubtful accounts still relates to self-pay patients. Collection of accounts receivable has been a key area of focus, particularly over the past two years, as we have experienced adverse changes in our business mix. Our current estimated collection rate on self-pay accounts, which includes co-payments and deductibles to be made by patients, is approximately 25%, including collections from point-of-service through collections by our in-house collection agency or external collection vendors. This self-pay collection rate now includes payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being classified and assigned to our in-house self-pay collection group. Previous disclosures did not include these payments because the amounts were paid prior to the account being assigned to our in-house collection agency. The comparable self-pay collection percentage as of December 31, 2004 was approximately 22%.

        Payment pressure from managed care payers has also affected our provision for doubtful accounts. We continue to experience ongoing managed care payment delays and disputes; however, we are working with these payers to obtain adequate and timely reimbursement for our services. In the second quarter of 2005, bad debt expense included a positive adjustment of approximately $34 million to reduce bad debt expense for disputed managed care receivables that were ultimately settled. As a result of these settlements, a corresponding adjustment was recorded to increase contractual allowances, which reduced net operating revenues by approximately $30 million. Our current estimated collection rate on managed care accounts is approximately 96%, which includes collections from point-of-service through collections by our in-house collection agency or external collection vendors. The comparable managed care collection percentage as of December 31, 2004 was approximately 95%.

        As of December 31, 2005, we had a cumulative total of patient account assignments dating back at least three years or older of approximately $4.5 billion related to our continuing operations being pursued by our in-house and outside collection agencies or vendors. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts in collection is determined based on our historical experience and recorded in accounts receivable.

        Our accounts receivable days outstanding ("AR Days") from continuing operations increased to 59 days at December 31, 2005, compared to 57 days at December 31, 2004. AR Days at December 31, 2005 is within our target of below 60 days. This amount is calculated as our accounts receivable from continuing operations on that date divided by our revenue from continuing operations for the quarter ended on that date divided by the number of days in the quarter. The increase in AR Days reflects a lower net revenue per day due to additional discounts provided under the Compact and lower net revenue during the fourth quarter at our Gulf Coast hospitals.

        We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections and (3) accounts receivable aging. The following tables present the approximate aging by payer of our continuing operations' net accounts receivable of $1.581 billion and $1.607 billion, excluding cost report settlements payable and valuation allowances of $94 million and $118 million, at December 31, 2005 and 2004, respectively:

	December 31, 2005
	Medicare	Medicaid	Managed Care	Indemnity, Self Pay and Other	Total
0-60 days	95%	63%	71%	46%	68%
61-120 days	4%	23%	18%	14%	16%
121-180 days	1%	14%	9%	8%	8%
Over 180 days	—%	—%	2%	32%	8%

Total	100%	100%	100%	100%	100%

	December 31, 2004
	Medicare	Medicaid	Managed Care	Indemnity, Self Pay and Other	Total
0-60 days	93%	64%	74%	47%	72%
61-120 days	6%	23%	15%	18%	15%
121-180 days	1%	13%	7%	9%	7%
Over 180 days	—%	—%	4%	26%	6%

Total	100%	100%	100%	100%	100%

        Patient advocates from our Medical Eligibility Program ("MEP") screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under our MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 74% of all accounts in our MEP are ultimately approved for benefits under a government program such as Medicaid.

        The following table shows the approximate amount of net accounts receivable in our MEP, still awaiting determination of eligibility under a government program at December 31, 2005 and 2004, by aging category:

	December 31
	2005	2004(2)
0-60 days	$65	$39
61-120 days	18	14
121-180 days	8	7
Over 180 days(1)	—	—

Total	$91	$60

(1)
Includes accounts receivable of $10 million and $8 million at December 31, 2005 and 2004, respectively, that are fully reserved.
(2)
The December 31, 2004 balances exclude amounts approved for Medicaid, that had not yet been paid, to be comparable with the December 31, 2005 balances.

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

        Our implementation of our previously announced three-year plan to consolidate billing and collection activities, which was modified in February 2004 to exclude certain hospitals that already have equally effective hospital-based business office operations, is substantially complete and includes approximately 78% of our continuing general hospitals. We are beginning to experience improved performance from this initiative and anticipate continued improvement with enhanced efficiencies. We also continue to benchmark the performance of the regional business offices with the performance of the hospital-based business offices to determine the need for additional consolidation of collection activities. Since the modified plan in February 2004, we have consolidated an additional four acute care hospitals and one rehabilitation hospital. In addition, our previously announced initiative to standardize patient accounting systems is substantially complete with all but one location standardized, which should allow us to obtain better operational data at a consolidated level and provide us with tools to more quickly diagnose and address business mix shifts and the related impact on our provision for doubtful accounts.

  OTHER OPERATING EXPENSES

        Other operating expenses for the years ended December 31, 2005, 2004 and 2003 were $2.183 billion, $2.215 billion and $2.128 billion, respectively, which was 22.7%, 22.4% and 21.2%, respectively, of net operating revenue for those years.

        Other operating expenses includes malpractice expense of $228 million, $254 million and $239 million for the years ended December 31, 2005, 2004 and 2003, respectively. The decrease in 2005 is due to lower volumes and improved loss development coupled with higher 2004 costs reflecting adverse loss development and a change in the maturity composite rate from the Federal Reserve 10-year composite rate to the Federal Reserve seven-year composite rate that resulted from a change in our claims payment patterns.

        Also included in other operating expenses in the year ended December 31, 2005 and 2004 is $10 million and $25 million, respectively, of net gains on sales of equipment and other assets, including a net gain of approximately $18 million in 2004 from the sale of certain home health agencies and hospices.

  IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL AND RESTRUCTURING CHARGES

        During the year ended December 31, 2005, we recorded impairment and restructuring charges of $266 million, including the impairment of long-lived assets of $260 million, which includes a net charge of $93 million due to damage at our Gulf Coast and Florida hospitals and imaging centers caused by Hurricanes Katrina and Wilma and $167 million of write-downs of long-lived assets to their estimated fair values, primarily due to the adverse current and anticipated future financial trends at twelve of our hospitals. This compares to impairment and restructuring charges of $1.284 billion and $1.393 billion for the years ended December 31, 2004 and 2003. See Note 6 to the Consolidated Financial Statements for additional detail of these charges, reversal of reserves and related liabilities.

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

        The goodwill impairment charge in 2004 is the result of a lower estimated fair value due to adverse industry and company-specific challenges that continue to affect our operating results, such as reduced patient volumes, high levels of bad debt expense related to uninsured and underinsured patients, the shift of our managed care business to contracts that provide lower reimbursement, and continued pressure on labor and supply costs. The goodwill impairment charges in 2003 were the result of a comprehensive review of the near-term and long-term prospects for each of our hospitals and an impairment test performed in connection with the restructuring of our operating divisions and regions in 2003, along with a realignment of our executive team and other factors, that changed our goodwill "reporting units," as defined under SFAS 142. We estimated the fair value of the goodwill based on independent appraisals, established market values of comparable assets, or internal estimates of future net cash flows.

        Based on future financial trends and the possible impact of negative trends on our future outlook, further impairments of long-lived assets and goodwill may occur, and we will incur additional restructuring charges. Future restructuring of our regions that changes our goodwill reporting units could also result in further impairments of our goodwill.

  COSTS OF LITIGATION AND INVESTIGATIONS

        Costs of litigation and investigations in continuing operations for the year ended December 31, 2005 were $212 million compared to $74 million and $282 million for the years ended December 31, 2004 and 2003, respectively. The 2005 expenses consisted primarily of $140 million for the net settlement of securities and derivative lawsuits, $7 million in final settlement of matters related to Redding Medical Center, $7 million to settle the Florida Attorney General matters, and legal and other costs to defend ourselves in other ongoing lawsuits, in particular the Alvarado trial and the SEC investigation. (See Note 15 to the Consolidated Financial Statements.)

        Costs of litigation and investigations in continuing operations for the year ended December 31, 2004 consisted primarily of (1) a $30 million accrual of an estimated liability to address the potential resolution of a number of the civil lawsuits arising out of pricing strategies at facilities owned or formerly owned by our subsidiaries and (2) costs to defend ourselves in various lawsuits, in particular the Alvarado trial.

        Costs of litigation and investigations for the year ended December 31, 2003 consisted primarily of:

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

  (2)
  $54 million paid for the settlement of the Redding Medical Center investigation.

  (3)
  An aggregate of $30.2 million, which was accrued as of December 31, 2003 and paid during 2004, for the settlement of the United States Ex Rel. Barbera v. Amisub (North Ridge Hospital), Inc. lawsuit and the settlement of the transfer discharge investigation.

        The remaining costs in 2003 were for other miscellaneous settlements and costs to defend ourselves.

  LOSS FROM EARLY EXTINGUISHMENT OF DEBT

        In connection with the early redemption of senior notes in February 2005, we recorded a $15 million loss on extinguishment of debt, representing premiums paid and the write-off of unamortized debt issuance costs. A loss on extinguishment of debt of $13 million was recorded in 2004 in connection with the repurchase of senior notes and the termination of our credit agreement. These losses primarily reflect the write-off of debt issuance costs, discounts and unamortized hedging losses in accumulated other comprehensive loss.

  OPERATING LOSS

        Operating loss in the year ended December 31, 2005 was lower compared to 2004 due to lower provision for doubtful accounts and lower impairment and restructuring charges, partially offset by a higher litigation costs and lower revenues. Operating expenses were 103.7% of net operating revenues in the year ended December 31, 2005, compared to 113.3% in 2004 and 111.0% in 2003. As a percentage of net operating revenues, lower provision for doubtful accounts, malpractice expense and impairment and restructuring charges during 2005 were partially offset by higher costs of litigation and investigations and slightly higher salaries, wages and benefits expense.

  INTEREST EXPENSE

        The increase in interest expense for the year ended December 31, 2005 compared to 2004 was largely attributable to the issuance of $1 billion and $800 million of senior notes in June 2004 and

January 2005, respectively, and the partial use of the proceeds to retire lower rate debt with maturity dates in 2006 and 2007. (See Note 7 to the Consolidated Financial Statements.)

  NET GAINS ON SALES OF FACILITIES, LONG-TERM INVESTMENTS AND SUBSIDIARY COMMON STOCK

        The $4 million of net gains in the year ended December 31, 2005 related primarily to the reduction of reserve estimates associated with hospitals sold in prior years.

        The $7 million of net gains in the year ended December 31, 2004 related primarily to our sale of investments in various health care ventures and reduction of reserves associated with hospitals sold in prior years.

        The $16 million of net gains in the year ended December 31, 2003 related primarily to our sale of a portion of our common stock in Broadlane, Inc. and collection of certain notes receivable associated with hospitals sold in prior years that had been previously reserved for in earlier periods.

  INCOME TAX (EXPENSE) BENEFIT

        The income tax benefit of $87 million, on a pre-tax loss of $708 million, in the year ended December 31, 2005, included an increase in the valuation allowance against deferred tax assets of $218 million and a reduction in the estimated exposures for audit contingencies of $38 million. We established a valuation allowance in the fourth quarter of 2004 as a result of assessing the realization of our deferred tax assets based on the fact that we incurred significant impairment charges, legal settlements and continued adverse results of operations, combined with having a cumulative loss for the three-year period ended December 31, 2004, which is considered "negative evidence" under SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). We concluded that, as a result of this negative evidence, SFAS 109 precludes us from relying upon our forecasts of future income for the purpose of supporting the realization of the deferred tax assets under the more likely than not standard.

        Income tax expense of $286 million, on a pre-tax loss of $1.623 billion, in the year ended December 31, 2004 included a portion of the impact of establishing the $789 million valuation allowance for our deferred tax assets during the fourth quarter of 2004. Approximately $586 million of the valuation allowance was recorded as income tax expense in continuing operations and $203 million was recorded as income tax expense in discontinued operations. Also included in income tax expense was the $268 million impact of the non-deductibility of certain asset impairment charges.

        Income tax benefit of $274 million, on a pre-tax loss of $1.394 billion, in the year ended December 31, 2003 included the $229 million impact of the non-deductibility of certain asset impairment charges.

  PRO FORMA INFORMATION

        In light of the additional charges to provision for doubtful accounts recorded in the quarters ended September 30, 2003 and June 30, 2004 related to the change in how we estimated the net realizable value of self-pay accounts and the discounts for uninsured patients phased-in under the Compact, beginning in the second quarter of 2004, we are supplementing certain historical information with information presented on a pro forma basis as if we had recorded no additional provision for doubtful accounts and had not implemented the discounts under the Compact during the periods indicated. This information includes numerical measures of our historical performance that have the effect of depicting such measures of financial performance differently from that presented in our Consolidated Financial Statements prepared in accordance with generally accepted accounting principles ("GAAP") in the United States and that are defined under SEC rules as "non-GAAP financial measures." We believe that the information presented on this pro forma basis is important to our shareholders in order to show the effect that these items had on elements of our historical results of operations and provide important insight into our operations in terms of other underlying business trends, without necessarily estimating or suggesting their effect on our future results of operations. This supplemental information has inherent limitations because the additional provision for doubtful accounts recorded during the quarters ended September 30, 2003 and June 30, 2004 and discounts under the Compact during the periods presented are not indicative of future periods. We compensate for these inherent limitations by also utilizing comparable GAAP measures. In spite of the limitations, we find the supplemental information useful to the extent it better enables us and our investors to evaluate bad debt trends and other expense line items, and we believe the consistent use of this supplemental information provides us and our investors with reliable period-to-period comparisons. Costs in our business are largely influenced by volumes and thus are generally analyzed as a percent of net operating revenues, so we provide this additional analytical information to better enable investors to measure expense categories between periods. Based on requests by certain shareholders, we believe that our investors find these non-GAAP measures useful as well.

        The tables that follow illustrate certain actual operating expenses as a percent of net operating revenues, net inpatient revenue per admission and net outpatient revenue per visit for the years ended December 31, 2005, 2004 and 2003, as if we had recorded no additional provision for doubtful accounts in the second quarter of 2004 and the third quarter of 2003 and had not implemented the discounts under the Compact during the periods indicated. The tables also illustrate same-hospital net inpatient revenue per admission and same-hospital net outpatient revenue per visit adjusted as described above for the years ended December 31, 2005, 2004 and 2003. Our hospitals and imaging centers in the Gulf Coast area that were operationally impacted by Hurricane Katrina (see Key Developments) are excluded from same-hospital statistics for all periods presented. Centennial Medical Center and St. Francis Hospital—Bartlett, which both opened in June 2004, are excluded from same-hospital statistics for the six months ended June 30, 2005 and 2004, but are included for the six months ended December 31, 2005 and 2004. The tables include reconciliations of GAAP measures to non-GAAP measures. Investors are encouraged, however, to use GAAP measures when evaluating our financial performance.

	Year ended December 31, 2005
	GAAP Amounts	Compact Adjustment	Non-GAAP Amounts
	(Dollars in Millions, Except Per Admission and Per Visit Amounts)
Net operating revenues	$9,614	$718	$10,332
Operating expenses:
Salaries, wages and benefits	4,388	—	4,388
Supplies	1,774	—	1,774
Provision for doubtful accounts	698	661	1,359
Other operating expenses	2,183	—	2,183
As a percent of net operating revenues
Net operating revenues	100.0%		100.0%
Operating expenses:
Salaries, wages and benefits	45.6%		42.5%
Supplies	18.4%		17.2%
Provision for doubtful accounts	7.2%		13.2%
Other operating expenses	22.7%		21.1%
Continuing general hospitals
Net inpatient revenue	$6,492	$366	$6,858
Net outpatient revenue	$2,785	$352	$3,137
Admissions	668,587		668,587
Outpatient visits	5,164,801		5,164,801
Net inpatient revenue per admission	$9,710	$547	$10,257
Net outpatient revenue per visit	$539	$68	$607
Same-hospital
Net inpatient revenue	$6,178	$351	$6,529
Net outpatient revenue	$2,635	$326	$2,961
Admissions	634,026		634,026
Outpatient visits	4,848,144		4,848,144
Net inpatient revenue per admission	$9,744	$554	$10,298
Net outpatient revenue per visit	$544	$67	$611

	Year ended December 31, 2004
	GAAP Amounts	Compact and Bad Debt Adjustments		Non-GAAP Amounts
	Restated(1)
	(Dollars in Millions, Except Per Admission and Per Visit Amounts)
Net operating revenues	$9,908	$277		$10,185
Operating expenses:
Salaries, wages and benefits	4,328	—		4,328
Supplies	1,724	—		1,724
Provision for doubtful accounts	1,202	59	(2)	1,261
Other operating expenses	2,215	—		2,215
As a percent of net operating revenues
Net operating revenues	100.0%			100.0%
Operating expenses:
Salaries, wages and benefits	43.7%			42.5%
Supplies	17.4%			16.9%
Provision for doubtful accounts	12.1%			12.4%
Other operating expenses	22.4%			21.7%
Continuing general hospitals
Net inpatient revenue	$6,536	$144		$6,680
Net outpatient revenue	$2,999	$133		$3,132
Admissions	687,857			687,857
Outpatient visits	5,664,357			5,664,357
Net inpatient revenue per admission	$9,502	$209		$9,711
Net outpatient revenue per visit	$529	$24		$553
Same-hospital
Net inpatient revenue	$6,155	$136		$6,291
Net outpatient revenue	$2,806	$121		$2,927
Admissions	644,844			644,844
Outpatient visits	5,279,331			5,279,331
Net inpatient revenue per admission	$9,545	$211		$9,756
Net outpatient revenue per visit	$532	$23		$555

(1)
Certain amounts for the year ended December 31, 2004 were restated as a result of the adjustments described in Note 2 to the Consolidated Financial Statements.
(2)
Represents a $255 million impact due to the Compact, offset by $196 million of additional provisions for doubtful accounts.

	Year ended December 31, 2003
	GAAP Amounts	Bad Debt Adjustment	Non-GAAP Amounts
	Restated(1)
	(Dollars in Millions, Except Per Admission and Per Visit Amounts)
Net operating revenues	$10,052	$—	$10,052
Operating expenses:
Salaries, wages and benefits	4,238	—	4,238
Supplies	1,602	—	1,602
Provision for doubtful accounts	1,135	(166)	969
Other operating expenses	2,128	—	2,128
As a percent of net operating revenues
Net operating revenues	100.0%		100.0%
Operating expenses:
Salaries, wages and benefits	42.2%		42.2%
Supplies	15.9%		15.9%
Provision for doubtful accounts	11.3%		9.6%
Other operating expenses	21.2%		21.2%
Continuing general hospitals
Net inpatient revenue	$6,464	$—	$6,464
Net outpatient revenue	$3,148	$—	$3,148
Admissions	697,588		697,588
Outpatient visits	5,919,981		5,919,981
Net inpatient revenue per admission	$9,266	$—	$9,266
Net outpatient revenue per visit	$532	$—	$532

(1)
Certain amounts for the year ended December 31, 2003 were restated as a result of the adjustments described in Note 2 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

  CASH REQUIREMENTS

        Our obligations to make future cash payments under contracts, such as debt and lease agreements, and under contingent commitments, such as minimum revenue guarantees and standby letters of credit, are summarized in the table below, all as of December 31, 2005:

		Years ending December 31
							Later Years
	Total	2006	2007	2008	2009	2010
	(In Millions)
Long-term debt(1)	$8,848	$397	$382	$381	$381	$381	$6,926
Capital lease obligations(1)	25	2	20	1	—	—	2
Long-term non-cancelable operating leases	591	158	141	120	64	33	75
Standby letters of credit	194	194	—	—	—	—	—
Guarantees(2)	107	54	23	10	7	5	8
Asset retirement obligations	188	—	11	—	—	—	177
Purchase orders	437	431	1	1	1	1	2

Total	$10,390	$1,236	$578	$513	$453	$420	$7,190

(1)
Includes interest through maturity date/lease termination.
(2)
Includes minimum revenue guarantees, primarily related to physicians under relocation agreements and physician groups that provide services at our hospitals, and operating lease guarantees.

        The standby letters of credit are required principally by our insurers and various states to collateralize our workers' compensation programs pursuant to statutory requirements and as security under a selected number of programs to collateralize the deductible and self-insured retentions under our professional and general liability insurance programs. The amount of collateral required is principally dependent upon the level of claims activity and our creditworthiness. The insurers require the collateral in case we are unable to meet our obligations to claimants within the deductible or self-insured retention layers. The standby letters of credit are issued under our letter of credit facility and are fully collateralized by the $263 million of restricted cash on the Consolidated Balance Sheet (see Note 7 to the Consolidated Financial Statements).

        Our capital expenditures primarily relate to the design and construction of new buildings, expansion and renovation of existing facilities, including amounts to comply with applicable laws and regulations, equipment and systems additions and replacements, introduction of new medical technologies and various other capital improvements.

        Capital expenditures were $578 million, $558 million and $833 million in the years ended December 31, 2005, 2004 and 2003, respectively. Included in capital expenditures are costs related to the construction of two new hospitals that opened in 2004, in the amount of $84 million and $80 million in the years ended December 31, 2004 and 2003, respectively.

        We anticipate that our capital expenditures for the year ending December 31, 2006 will be approximately $650 million. These capital expenditures include approximately $6 million in 2006 of the estimated $385 million total required to meet the California seismic requirements by 2012 for our remaining California facilities after all planned divestitures. The estimate does not include any capital expenditures for rebuilding or renovating our Louisiana and Mississippi facilities damaged by Hurricane Katrina in late August 2005 or our Florida hospitals damaged by Hurricane Wilma in late October 2005. At this time, we plan on repairing our existing facilities in New Orleans or constructing new facilities if needed. The cost to repair or construct new facilities has not yet been fully determined, but we believe a significant portion of the cost may be covered by insurance proceeds rather than borrowings.

        Interest payments, net of capitalized interest, were $357 million, $260 million and $235 million in the years ended December 31, 2005, 2004 and 2003, respectively. We anticipate that our interest payments for the year ending December 31, 2006 will be approximately $380 million.

        Net income tax payments (refunds), were $(530) million, $46 million and $351 million in the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss carryforwards of approximately $1.188 billion expiring in 2024 and 2025, (2) approximately $6 million in alternative minimum tax credits with no expiration, and (3) general business credit carryforwards of approximately $10 million expiring in 2023-2025.

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

  SOURCES AND USES OF CASH

        Our liquidity for the year ended December 31, 2005 was derived primarily from proceeds from the sale of new senior notes, cash flows from operating activities, including a $537 million income tax refund, sale of facilities and unrestricted cash on hand. For the year ended December 31, 2004, our liquidity was derived primarily from the sales of facilities and unrestricted cash on hand.

        During the year ended December 31, 2005, cash generated by our operating activities was $763 million. The primary contributor was the income tax refund of $537 million. The increase from the prior year in cash generated by operations, after considering the income tax refund, is due primarily to lower payments for restructuring and litigation settlements and reduced operating cash requirements related to discontinued operations.

        During the year ended December 31, 2004, we had a use of cash generated by our operating activities of $82 million. The primary contributors were payments made for unfavorable litigation settlements and payments made against reserves for restructuring charges, which approximated $675 million in total. Net cash provided by operating activities for the year ended December 31, 2003 was $838 million. Our primary source of operating cash is the collection of accounts receivable. As we experience changes in our business mix and as admissions of uninsured patients grow, our operating cash flow is negatively impacted due to lower levels of cash collections and higher levels of bad debt.

        Net cash proceeds from the sale of new senior notes were $773 million and $954 million in the years ended December 31, 2005 and 2004, respectively, and $979 million in the year ended December 31, 2003. We used the proceeds to redeem other long-term debt, to retire existing bank loans under our credit agreements at the time and for general corporate purposes.

        Proceeds from the sales of facilities, long-term investments and other assets during 2005, 2004 and 2003 aggregated $173 million, $502 million and $751 million, respectively. Approximately $96 million of the proceeds received in 2003 were invested in an escrow account dedicated to funding costs associated with completing construction at certain of our hospitals. During 2003 and 2004, $8 million and $88 million, respectively, were released to fund construction costs. As of December 31, 2004, there was no balance remaining in the escrow account.

        Between July 1, 2001 and June 30, 2003, we purchased 48,734,599 shares of our common stock for $1.4 billion, of which $208 million was spent in the year ended December 31, 2003. The repurchases were authorized by our board of directors and are held as treasury stock. We have not made any repurchases since June 30, 2003 and do not intend to repurchase any shares in 2006. We have issued shares to be held by our benefit plan administrator that are reported as treasury shares until released to our employees as a result of restricted stock unit grants, which entitle employees to receive shares of our common stock in the future.

  DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

        In June 2004, we issued $1 billion of 9.875% senior notes due in 2014. The notes are unsecured. A portion of the proceeds were used to repurchase $552 million of senior notes due in 2006 and 2007.

        In January 2005, we sold $800 million of 9.25% senior notes in a private placement, and, in February 2005, we redeemed our remaining outstanding senior notes of $400 million due in 2006 and 2007. As a result, we have no significant long-term debt due until December 2011. The maturities of over 90% of our long-term debt now fall between December 2011 and January 2015. An additional $450 million is not due until 2031.

        On December 31, 2004, we terminated our five-year revolving credit agreement and replaced it with a one-year letter of credit facility. The new facility provides for the issuance of up to $250 million in letters of credit and does not provide for any cash borrowings. The letter of credit facility contains customary affirmative and negative covenants that, among other requirements, limit (1) liens, (2) consolidations, mergers or the sale of all or substantially all assets unless no event of default exists, (3) subsidiary debt and (4) prepayment of debt. The new facility was initially collateralized by the stock of certain of our subsidiaries and cash equal to 105% of the facility (approximately $263 million reflected as restricted cash on the Consolidated Balance Sheets). In March 2005, the facility was amended to provide for the release of the liens on the stock of our subsidiaries, and on April 19, 2005, the stock certificates were returned to us. All liens were subsequently terminated. In accordance with the amendment, the termination date of the letter of credit facility was extended from December 31,

2005 to June 30, 2006. The letter of credit facility was further amended in August 2005 to extend the termination date to June 30, 2008. From time to time, we expect to engage in various capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. (See Note 7 to the Consolidated Financial Statements.)

        We are currently in compliance with all covenants under our letter of credit facility and the indentures governing our senior notes. However, the registration statement relating to an exchange offer for the notes we issued in January 2005 is not yet effective; therefore, starting in January 2006, we are required to pay additional interest until it becomes effective. The additional interest accrues at a rate of 0.25% per annum during the first 90-day period and increases by 0.25% per annum for each subsequent 90-day period until the registration statement becomes effective, up to a maximum rate of 1.0% per annum.

        At December 31, 2005, we had approximately $194 million of letters of credit outstanding under the letter of credit facility, which was fully collateralized by $263 million of restricted cash. We had approximately $1.373 billion of unrestricted cash and cash equivalents on hand at December 31, 2005 to fund our operations and legal settlements, including $140 million for the net settlement of securities and derivative lawsuits, $7 million in final settlement of matters related to Redding Medical Center and $7 million to settle the Florida Attorney General matters.

  LIQUIDITY

        We believe that existing unrestricted cash and cash equivalents on hand, future cash provided by operating activities and, depending on capital market conditions, other borrowings should be adequate to meet known debt service requirements. It should also be adequate to finance planned capital expenditures and other presently known operating needs. However, our cash needs could be materially affected by the deterioration in our results of operations, including the results of those hospital operations impacted by Hurricane Katrina, as well as the various uncertainties discussed in this and other sections and the impact of potential judgments and settlements addressed in Part I, Item 3, Legal Proceedings.

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

        We believe it is important for a reader to understand that (1) if our results of operations deteriorate, and/or (2) if claims, lawsuits, settlements or investigations are resolved in a materially adverse manner, there could be substantial doubt about our liquidity.

OFF-BALANCE SHEET ARRANGEMENTS

        We have no off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $301 million of standby letters of credit and guarantees as of December 31, 2005 (shown in the cash requirements table above). The letters of credit are collateralized by $263 million of restricted cash.

RECENTLY ISSUED ACCOUNTING STANDARDS

        See Note 23 of our Consolidated Financial Statements included in this report for a discussion of recently issued accounting standards.

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

  •
  Accrual for litigation losses.

  •
  Impairment of long-lived assets and goodwill.

  •
  Asset retirement obligations.

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

        Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost-based revenues, which were more prevalent in earlier periods, and certain other payments, such as disproportionate share, GME, IME and bad debt expense, which are based on our hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements under these programs are subject to audit by Medicare and Medicaid auditors and administrative and judicial review, which can take several years until final settlement of such matters are determined and completely resolved. Because the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by us could change by material amounts.

        Prior to the fourth quarter of 2003, we recorded estimates for contractual allowances and cost report settlements based on amounts generated from information accumulated from various accounting and information systems. Adjustments to these accruals were generally made upon the final settlement of Medicare and Medicaid cost reports. In the fourth quarter of 2003, we completed the implementation of a new system and estimation process for recording Medicare net patient revenue and estimated cost report settlements. This resulted in a refinement in recording the accruals to more closely reflect the expected final settlements on our cost reports. For filed cost reports, we now record the accrual based on those cost reports and subsequent activity, and record a valuation allowance against those cost reports based on historical settlement trends. The accrual for periods for which a cost report is yet to be filed is now recorded based on estimates of what we expect to report on the filed cost reports and a corresponding valuation allowance is recorded as previously described. Cost reports must be filed generally within five months after the end of the annual cost report reporting period. After the cost report is filed, the accrual and corresponding valuation allowance may need to be adjusted.

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

  PROVISIONS FOR DOUBTFUL ACCOUNTS

        Our policy is to attempt to collect amounts due from patients, including co-payments and deductibles due from patients with insurance, at the time of service while complying with all federal and state laws and regulations, including, but not limited to, the Emergency Medical Treatment and Labor Act ("EMTALA"). Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay. Therefore, until the legally required medical screening examination is complete and stabilization of the patient has begun, services are performed prior to the verification of the patient's insurance, if any. In non-emergency circumstances or for elective procedures and services, it is our policy to verify insurance prior to a patient being treated.

        We provide for an allowance against accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivables by hospital, our historical collection experience by hospital and for each type of payer, and other relevant factors.

        Our practice is to write-down self-pay accounts receivable, including accounts related to the co-payments and deductibles due from patients with insurance, to their estimated net realizable value at the time of billing. Generally, uncollected balances are assigned to our in-house collection agency between 120 to 180 days, once patient responsibility has been identified. When accounts are assigned for collections by the hospital, the accounts are completely written off the hospital's books through the provision for doubtful accounts, and an estimated future recovery amount is calculated and recorded as a receivable on the hospital's books at the same time. The estimated future recovery amount is adjusted based on the aging of the accounts and changes to actual recovery rates. The estimated future recovery amount for self-pay accounts is gradually written down whereby it is fully reserved if the amount is not paid within two years after the account is assigned to our in-house collection agency.

        Historically, managed care accounts receivable were gradually written down to their estimated net realizable value as they aged through the provision for doubtful accounts and were generally assigned to our in-house collection agency after 180 days with an estimated future recovery amount established on the hospital's books at the time of assignment. The estimated future recovery amount is adjusted based on the aging of the accounts and changes to actual recovery rates. The estimated future recovery amount for managed care accounts receivable is gradually written down whereby it is fully reserved if the amount is not paid within two years after the account was assigned to our in-house collection agency. Managed care accounts are now collected through our hospital-based business offices or regional business offices, whereby the account balances remain in the hospital's billing system and on the hospital's books, and are adjusted based on an analysis of the net realizable value as they age. Managed care accounts collected through our hospital-based business offices or regional business offices are gradually written down whereby they are fully reserved if the accounts are not paid within one year.

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

        Changes in the collectibility of aged managed care accounts receivable are ongoing and impact our provision for doubtful accounts. We continue to experience payment pressure from managed care companies concerning amounts of past billings. We aggressively pursue collection of these accounts receivable using all means at our disposal, including arbitration and litigation, but we may not be successful.

  ACCRUALS FOR GENERAL AND PROFESSIONAL LIABILITY RISKS

        We record reserves for professional and general liability claims when they are probable and reasonably estimable. We maintain reserves, which are based on actuarial estimates by an independent third party, for the portion of our professional liability risks, including incurred but not reported claims, to the extent we do not have insurance coverage. Our estimated liability is based on a number of factors, including the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not reported claims based on historical experience, the timing of historical payments and risk-free discount rates used to determine the present value of future cash flows.

        Our estimated reserve for professional and general liability claims will change significantly if future claims differ from historical trends. In addition, because of the complexity of the claims, the extended period of time to settle the claims and the wide range of potential outcomes, our ultimate liability for professional and general liability claims could change materially from our current estimates.

  ACCRUALS FOR LITIGATION LOSSES

        We record reserves for litigation losses in accordance with SFAS No. 5, "Accounting for Contingencies" ("SFAS 5"). Under SFAS 5, a loss contingency is recorded if a loss is probable and reasonably estimable. We record probable loss contingencies based on the best estimate of the loss. If a range of loss can be reasonably estimated but no single amount within the range appears to be a better estimate than any other amount within the range, the minimum amount in the range is accrued. These estimates are often initially developed earlier than when the ultimate loss is known, and the estimates are adjusted if additional information becomes known.

  IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

        We evaluate our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows. However, there is an evaluation performed at least annually. We base the measurement of the amount of the impairment, if any, on independent appraisals, established market values of comparable assets or internal estimates of future net cash flows expected to result from the use and ultimate disposition of the asset. The estimates of these future cash flows are based on assumptions and projections we believe to be reasonable and supportable. They require our subjective judgments and take into account assumptions about revenue and expense growth rates. These assumptions may vary by type of facility.

        We report long-lived assets to be disposed of at the lower of their carrying amounts or fair values less costs to sell or close. In such circumstances, our estimates of fair value are based on independent appraisals, established market prices for comparable assets or internal estimates of future net cash flows.

        Goodwill represents the excess of costs over the fair value of assets of businesses acquired. Goodwill and other intangible assets acquired in purchase business combinations and determined to have indefinite useful lives are not amortized, but instead are subject to impairment tests performed at least annually. For goodwill, we perform the test at the reporting unit level, as defined by appropriate accounting standards, when events occur that require an evaluation to be performed or at least annually. If we find the carrying value of goodwill to be impaired, or if the carrying value of a business that is to be sold or otherwise disposed of exceeds its fair value, then we reduce the carrying value, including any allocated goodwill, to fair value. Estimates of fair value are based on independent appraisals, established market prices for comparative assets or internal estimates of future net cash flows.

  ASSET RETIREMENT OBLIGATIONS

        We recognize the fair value of a liability for legal obligations associated with asset retirements in the period in which it is incurred, in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") and Financial Accounting Standards Board Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," if a reasonable estimate of the fair value of the obligation can be made. When the liability is initially recorded, we capitalize the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost associated with the retirement obligation is depreciated over the useful life of the related asset. Upon settlement of the obligation, any difference between the cost to settle the asset retirement obligation and the liability recorded is recognized as a gain or loss in the Consolidated Statement of Operations.

        The calculation of the asset retirement obligation is a critical accounting estimate because factors used in calculating the obligation can change, which could result in larger or smaller estimated obligations that could have a significant impact on our results of operations and financial condition. The significant assumptions and estimates used in the calculation include the following:

  •
  Estimated settlement date of the obligation—The year when the asset is no longer deemed to have any future useful life, and the facility or asset is closed, or otherwise disposed of, is when final settlement of the obligation is estimated to occur, and is generally based on the remaining years of useful life of our facilities or the expiration of a lease. Changes in demand, competing facilities, economic conditions, technology advancements, state regulations and availability of physicians, nurses and staff can affect the estimated settlement date.

  •
  Retirement obligation costs—Estimated based on our knowledge of the applicable laws and regulations, known facts and circumstances of specific obligations, and cost estimates obtained from industry consultants or our knowledge and past experience.

  •
  Asbestos presence—The estimated amount of asbestos in our facilities was determined by our construction staff based on their knowledge of the architectural state of the facility, the age of the facility and whether any renovation had recently occurred. Due to facilities changing ownership several times and our experience during renovations of inconsistent use of building materials, it cannot be known with certainty the exact amount of asbestos present or the exact location of all asbestos that may need to be remediated.

  •
  Inflation rate—The inflation rate applied to current remediation costs is used to estimate the future value of the remediation costs at the time the retirement obligation is estimated to be settled. We have assumed an inflation rate of 5% based on the nature of the retirement obligations.

  •
  Discount rate—The estimated costs at the anticipated settlement date are discounted back to the year the asset was built or acquired to determine the amount of the obligation when it was incurred. The estimate of the initial obligation has been accreted to the current date in accordance with SFAS 143. The discount rate represents our credit-adjusted, risk-free rate of interest, which is estimated to be 9.5%.

        Using these estimates and assumptions, the cumulative effect of the change in accounting principle, fixed asset cost, accumulated depreciation and the asset retirement obligation were calculated for each of our facilities that have known asset retirement obligations. Subsequent changes to these assumptions will affect the annual depreciation and accretion expenses.

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

  ACCOUNTING FOR STOCK-BASED COMPENSATION

        We account for the cost of stock-based compensation using the fair-value method recommended by SFAS No. 123 "Accounting for Stock-based Compensation", under which the cost of stock option grants and other incentive awards to employees, directors, advisors and consultants generally is measured by the fair value of the awards on their grant date and is recognized over the vesting periods of the awards, whether or not the awards had any intrinsic value during the period. We estimate the fair value of stock option grants as of the date of each grant, using a Black-Scholes option-pricing model. This model incorporates our reasoned assumptions regarding (1) the expected volatility of our common stock price, (2) estimated risk-free interest rates, and (3) the expected dividend yield, if any, all over the expected lives of the respective options. We do not adjust the model for non-transferability, risk of forfeiture or the vesting restrictions of the option—all of which would reduce the option value if factored into our calculations. The most critical of the above assumptions in our calculations of fair value is the expected life of an option, because it, in turn, is a principal part of our calculations of expected volatility and interest rates. Accordingly, we reevaluate our estimate of expected life at each major grant date. Our reevaluation is based on recent exercise patterns and is reviewed from time to time by an outside, independent consulting firm.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The table below presents information about certain of our market-sensitive financial instruments as of December 31, 2005. The fair values were determined based on quoted market prices for the same or similar instruments. At December 31, 2005, we had no borrowings subject to or with variable interest rates.

	Maturity Date, Year ending December 31
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed-rate long-term debt	$19	$22	$2	$1	$1	$4,863	$4,908	$4,614
Average interest rates	9.8%	9.8%	9.8%	9.8%	9.8%	8.4%	8.4%

        We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.

        At December 31, 2005, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio. At December 31, 2005, we had no material accumulated unrealized gains or losses.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To Our Shareholders:

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Management assessed the effectiveness of Tenet's internal control over financial reporting as of December 31, 2005. This assessment was performed under the supervision of and with the participation of management, including the chief executive officer and chief financial officer.

        In making this assessment, management used criteria based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on the assessment using the COSO framework, management concluded that Tenet's internal control over financial reporting was effective as of December 31, 2005.

        Management's assessment of the effectiveness of Tenet's internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein. KPMG LLP has also audited Tenet's Consolidated Financial Statements as of and for the year ended December 31, 2005, whose audit report on such Consolidated Financial Statements is also included herein.

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

Trevor Fetter President and Chief Executive Officer	Timothy L. Pullen Interim Chief Financial Officer, Executive Vice President and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Tenet Healthcare Corporation:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Tenet Healthcare Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Tenet Healthcare Corporation is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of Tenet Healthcare Corporation's internal control over financial reporting based on our audit.

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

        In our opinion, management's assessment that Tenet Healthcare Corporation maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Tenet Healthcare Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tenet Healthcare Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for the years ended December 31, 2005, 2004 and 2003, and our report dated March 9, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas
March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Tenet Healthcare Corporation:

        We have audited the accompanying consolidated balance sheets of Tenet Healthcare Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for the years ended December 31, 2005, 2004 and 2003. In connection with our audits of the consolidated statements, we have also audited the consolidated financial statement schedule included in Part IV of the Company's Annual Report on Form 10-K. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tenet Healthcare Corporation and its subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005, 2004 and 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As described in Note 3 to the consolidated financial statements, effective December 31, 2005, the Company changed its method of accounting for asset retirement obligations.

        As described in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2004 and 2003.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tenet Healthcare Corporation's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Dallas, Texas
March 9, 2006

CONSOLIDATED BALANCE SHEETS

Dollars in Millions

	December 31
	2005	2004
		Restated (See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$1,373	$654
Restricted cash	—	263
Investments in marketable debt securities	5	117
Accounts receivable, less allowance for doubtful accounts ($594 at December 31, 2005 and $688 at December 31, 2004)	1,525	1,692
Inventories of supplies, at cost	190	188
Income tax receivable	—	530
Deferred income taxes	107	118
Assets held for sale	11	114
Other current assets	297	320

Total current assets	3,508	3,996
Restricted cash	263	—
Investments and other assets	380	296
Property and equipment, at cost, less accumulated depreciation and amortization ($2,582 at December 31, 2005 and $2,574 at December 31, 2004)	4,620	4,820
Goodwill	800	800
Other intangible assets, at cost, less accumulated amortization ($134 at December 31, 2005 and $101 at December 31, 2004)	241	169

Total assets	$9,812	$10,081

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$19	$41
Accounts payable	857	937
Accrued compensation and benefits	441	390
Professional and general liability reserves	145	115
Accrued interest payable	124	96
Accrued legal settlement costs	313	40
Other current liabilities	393	495

Total current liabilities	2,292	2,114
Long-term debt, net of current portion	4,784	4,395
Professional and general liability reserves	594	590
Other long-term liabilities and minority interests	909	972
Deferred income taxes	212	311

Total liabilities	8,791	8,382
Commitments and contingencies
Shareholders' equity:
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 525,373,176 shares issued at December 31, 2005 and 521,132,853 shares issued at December 31, 2004	26	26
Additional paid-in capital	4,320	4,251
Accumulated other comprehensive loss	(39)	(13)
Accumulated deficit	(1,807)	(1,083)
Less common stock in treasury, at cost, 55,663,588 shares at December 31, 2005 and 53,896,498 shares at December 31, 2004	(1,479)	(1,482)

Total shareholders' equity	1,021	1,699

Total liabilities and shareholders' equity	$9,812	$10,081

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions,
Except Per-Share Amounts

	Years ended December 31
	2005	2004	2003
		Restated (See Note 2)	Restated (See Note 2)
Net operating revenues	$9,614	$9,908	$10,052
Operating expenses:
Salaries, wages and benefits	4,388	4,328	4,238
Supplies	1,774	1,724	1,602
Provision for doubtful accounts	698	1,202	1,135
Other operating expenses	2,183	2,215	2,128
Depreciation	352	368	360
Amortization	30	20	20
Impairment of long-lived assets and goodwill	255	1,236	1,278
Restructuring charges	11	48	115
Loss from hurricanes and related costs	55	—	—
Costs of litigation and investigations	212	74	282
Loss from early extinguishment of debt	15	13	—

Operating loss	(359)	(1,320)	(1,106)
Interest expense	(405)	(333)	(294)
Investment earnings	59	20	16
Minority interests	(7)	3	(21)
Net gains on sales of facilities, long-term investments and subsidiary common stock	4	7	16
Impairment of investment securities	—	—	(5)

Loss from continuing operations, before income taxes	(708)	(1,623)	(1,394)
Income tax (expense) benefit	87	(286)	274

Loss from continuing operations, before discontinued operations and cumulative effect of change in accounting principle	(621)	(1,909)	(1,120)
Discontinued operations:
Loss from operations of asset group	(47)	(285)	(119)
Impairment of long-lived assets and goodwill, and restructuring charges	(56)	(439)	(699)
Litigation settlements	—	(395)	—
Net gains on sales of asset group	19	71	274
Income tax (expense) benefit	(3)	151	100

Loss from discontinued operations	(87)	(897)	(444)
Cumulative effect of change in accounting principle, net of tax benefit	(16)	—	—

Net loss	$(724)	$(2,806)	$(1,564)

Loss per common share and common equivalent share
Basic and diluted
Continuing operations	$(1.32)	$(4.10)	$(2.41)
Discontinued operations	(0.19)	(1.92)	(0.95)
Cumulative effect of change in accounting principle, net of tax benefit	(0.03)	—	—

	$(1.54)	$(6.02)	$(3.36)

Weighted average shares and dilutive securities outstanding (in thousands):
Basic and diluted	468,898	466,226	465,927

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Dollars in Millions

	Years ended December 31
	2005	2004	2003
		Restated (See Note 2)	Restated (See Note 2)
Net loss	$(724)	$(2,806)	$(1,564)
Other comprehensive income (loss):
Additional minimum liabilities for supplemental executive retirement plans	(28)	—	—
Foreign currency translation adjustments	—	(5)	10
Gains (losses) on derivative instruments designated and qualifying as cash-flow hedges	—	—	(2)
Unrealized gains (losses) on securities held as available for sale	—	—	(1)
Reclassification adjustments for (gains) losses included in net loss	2	(3)	4

Other comprehensive income (loss) before income taxes	(26)	(8)	11
Income tax (expense) benefit related to items of other comprehensive income (loss)	—	3	(4)

Other comprehensive income (loss)	(26)	(5)	7

Comprehensive loss	$(750)	$(2,811)	$(1,557)

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Dollars in Millions,
Share Amounts in Thousands

	Shares Outstanding	Issued Par Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total Shareholders' Equity
Balances at December 31, 2002	473,738	$26	$3,911	$(15)	$3,187	$(1,285)	$5,824
Effect of restatement (See Note 2)	—	—	—	—	100	—	100

Restated balances at December 31, 2002	473,738	26	3,911	(15)	3,287	(1,285)	5,924
Restated net loss	—	—	—	—	(1,564)	—	(1,564)
Other comprehensive income	—	—	—	7	—	—	7
Issuance of common stock	2,994	—	32	—	—	2	34
Stock options exercised, including tax benefit	526	—	5	—	—	—	5
Stock-based compensation expense	—	—	176	—	—	—	176
Repurchases of common stock	(12,471)	—	—	—	—	(208)	(208)

Restated balances at December 31, 2003	464,787	26	4,124	(8)	1,723	(1,491)	4,374
Restated net loss	—	—	—	—	(2,806)	—	(2,806)
Other comprehensive loss	—	—	—	(5)	—	—	(5)
Issuance of common stock	2,213	—	14	—	—	9	23
Stock options exercised, including tax benefit	236	—	2	—	—	—	2
Stock-based compensation expense	—	—	111	—	—	—	111

Restated balances at December 31, 2004	467,236	26	4,251	(13)	(1,083)	(1,482)	$1,699
Net loss	—	—	—	—	(724)	—	(724)
Other comprehensive loss	—	—	—	(26)	—	—	(26)
Issuance of common stock	1,274	—	5	—	—	3	8
Stock options exercised, including tax benefit	1,200	—	12	—	—	—	12
Stock-based compensation expense	—	—	52	—	—	—	52

Balances at December 31, 2005	469,710	$26	$4,320	$(39)	$(1,807)	$(1,479)	$1,021

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

	Years ended December 31
	2005	2004	2003
		Restated (See Note 2)	Restated (See Note 2)
Net loss	$(724)	$(2,806)	$(1,564)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	382	388	380
Provision for doubtful accounts	698	1,202	1,135
Deferred income tax expense (benefit)	(62)	641	(681)
Stock-based compensation charges	48	101	139
Impairment of long-lived assets, goodwill and investment securities, and restructuring charges	266	1,284	1,398
Cumulative effect of change in accounting principle	16	—	—
Loss from early extinguishment of debt	15	13	—
Pre-tax loss from discontinued operations	84	1,048	544
Other items	9	(12)	53
Increases (decreases) in cash from changes in operating assets and liabilities:
Accounts receivable	(696)	(889)	(1,013)
Inventories and other current assets	24	(39)	(12)
Income taxes	510	(545)	(113)
Accounts payable, accrued expenses and other current liabilities	271	153	461
Other long-term liabilities	(23)	67	167
Payments against reserves for restructuring charges and litigation costs and settlements	(100)	(280)	(145)
Net cash provided by (used in) operating activities from discontinued operations, excluding income taxes	45	(408)	89

Net cash provided by (used in) operating activities	763	(82)	838
Cash flows from investing activities:
Purchases of property and equipment:
Continuing operations	(568)	(454)	(613)
Gulf Coast hospitals (attributable to Hurricane Katrina)	(8)	—	—
Discontinued operations	(2)	(20)	(140)
Construction of new hospitals	—	(84)	(80)
Net cash released from (provided to) escrow accounts to fund construction costs	—	88	(88)
Proceeds from sales of facilities, long-term investments and other assets	173	502	751
Purchases of marketable securities	(43)	(32)	(59)
Purchases of new businesses, net of cash acquired	—	—	(39)
Insurance recoveries	75	—	—
Net proceeds from (investment in) hospital authority bonds	4	1	(104)
Other items	(23)	(13)	39

Net cash used in investing activities	(392)	(12)	(333)
Cash flows from financing activities:
Proceeds from borrowings	—	—	49
Sale of new senior notes	773	954	979
Repurchases of senior notes	(413)	(555)	—
Payments of borrowings	(25)	(17)	(926)
Restricted cash related to letter of credit facility	—	(263)	—
Purchases of treasury stock	—	—	(208)
Proceeds from exercise of stock options	12	2	5
Other items	1	8	5

Net cash provided by (used in) financing activities	348	129	(96)

Net increase in cash and cash equivalents	719	35	409
Cash and cash equivalents at beginning of period	654	619	210

Cash and cash equivalents at end of period	$1,373	$654	$619

Supplemental disclosures:
Interest paid, net of capitalized interest	$(357)	$(260)	$(235)
Income tax refunds received (payments made), net	$530	$(46)	$(351)

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        We are an investor-owned health care services company whose subsidiaries and affiliates (collectively, "subsidiaries") operate general hospitals and related health care facilities, and hold investments in other companies (including health care companies). At December 31, 2005, our subsidiaries operated 71 general hospitals, including two hospitals not yet divested classified as discontinued operations, with a total of 18,259 licensed beds, serving urban and rural communities in 13 states. We also owned or operated various related health care facilities, including two rehabilitation hospitals, a cancer hospital, a long-term acute care hospital, skilled nursing facilities and medical office buildings—all of which are located on, or nearby, one of our general hospital campuses; and physician practices, captive insurance companies and various other ancillary health care businesses (including outpatient surgery centers, diagnostic imaging centers, and occupational and rural health care clinics).

        At December 31, 2005, the largest concentrations of licensed beds in our general hospitals, including the two hospitals that are part of discontinued operations not yet divested, were in Florida with 25%, California with 22% and Texas with 16%. These high concentrations increase the risk that, should any adverse economic, regulatory, environmental or other development occur within these states, our business, financial position, results of operations or cash flows could be materially adversely affected.

Basis of Presentation

        Our Consolidated Financial Statements include the accounts of Tenet and its wholly owned and majority-owned subsidiaries. We eliminate intercompany accounts and transactions in consolidation, and we include the results of operations of businesses that are newly acquired in purchase transactions from their dates of acquisition. We account for significant investments in other affiliated companies using the equity method. Unless otherwise indicated, all financial and statistical data included in the Notes to the Consolidated Financial Statements relate to our continuing operations, with dollar amounts expressed in millions (except per-share amounts). Certain prior year amounts have been reclassified to conform to current year presentation.

        As more fully discussed in Note 2, the 2004 and 2003 Consolidated Financial Statements presented herein have been restated.

Use of Estimates

        The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base the estimates on historical experience and on assumptions that we believe to be reasonable given the particular circumstances in which we operate. Although we believe all adjustments considered necessary for fair presentation have been included, actual results may vary from those estimates.

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

        Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost-based revenues, which were more prevalent in earlier periods, and certain other payments, such as Indirect Medical Education, Direct Graduate Medical Education, disproportionate share, and bad debt expense, which are based on our hospitals' cost reports, are estimated using historical trends and current factors. Cost report settlements under these programs are subject to audit by Medicare and Medicaid auditors and administrative and judicial review, and it can take several years until final settlement of such matters are determined and completely resolved. Because the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by us could change by material amounts.

        Prior to the fourth quarter of 2003, we recorded estimates for contractual allowances and cost report settlements based on amounts generated from information accumulated from various accounting and information systems. Adjustments to these accruals were generally made upon the final settlement of Medicare and Medicaid cost reports. In the fourth quarter of 2003, we completed the implementation of a new system and estimation process for recording Medicare net patient revenue and estimated cost report settlements. This resulted in a refinement in recording the accruals to more closely reflect the expected final settlements on our cost reports. For filed cost reports, we now record the accrual based on those cost reports and subsequent activity, and record a valuation allowance against those cost reports based on historical settlement trends. The accrual for periods for which a cost report is yet to be filed is now recorded based on estimates of what we expect to report on the filed cost reports and a corresponding valuation allowance is recorded as previously described. Cost reports must be filed generally within five months after the end of the annual cost report reporting period. After the cost report is filed, the accrual and corresponding valuation allowance may need to be adjusted. Adjustments for valuation allowances and cost report settlements related to Medicare and Medicaid increased (reduced) revenues in each of the years ended December 31, 2005, 2004 and 2003 by $22 million, $(40) million and $(89) million, respectively. Estimated cost report settlements and valuation allowances are deducted from accounts receivable in the accompanying Consolidated Balance Sheets (see Note 4).

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

Cash Equivalents

        We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash equivalents were approximately $1.373 billion and $654 million at December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, our book overdrafts were approximately $214 million and $221 million, respectively, which were classified as accounts payable.

Investments in Debt and Equity Securities

        We classify investments in debt and equity securities as either available-for-sale, held-to-maturity or as part of a trading portfolio. At December 31, 2005 and 2004, we had no significant investments in securities classified as either held-to-maturity or trading. We carry securities classified as available-for-sale at fair value if unrestricted. We report their unrealized gains and losses, net of taxes, as accumulated other comprehensive income or loss unless we determine that a loss is other than temporary, at which point we would record a loss in the statement of operations. We include realized gains or losses in the statement of operations based on the specific identification method.

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

Property and Equipment

        Additions and improvements to property and equipment costing $500 or more with a useful life greater than one year are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. We use the straight-line method of depreciation for buildings, building improvements and equipment. The estimated useful life for buildings and improvements is primarily 25 to 40 years, and for equipment, three to 15 years. We record capital leases at the beginning of the lease term as assets and liabilities. The value recorded is the lower of either the present value of the minimum lease payments or the fair value of the asset. Such assets, including improvements, are amortized over the shorter of either the lease term or their estimated useful life. Interest costs related to construction projects are capitalized. In the years ended December 31, 2005, 2004 and 2003, capitalized interest was $12 million, $11 million and $12 million, respectively.

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), we evaluate our long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows. However, there is an evaluation performed at least annually. We base the measurement of the amount of the impairment, if any, on independent appraisals, established market values of comparable assets or internal estimates of future net cash flows expected to result from the use and ultimate disposition of the asset. The estimates of future cash flows are based on assumptions and projections we believe to be reasonable and supportable. They require subjective judgments and take into account assumptions about revenue and expense growth rates. These assumptions vary by type of facility.

        We report long-lived assets to be disposed of at the lower of their carrying amounts or fair values less costs to sell or close. In such circumstances, our estimates of fair value are based on independent appraisals, established market prices for comparable assets or internal estimates of future net cash flows.

Asset Retirement Obligations

        We recognize the fair value of a liability for legal obligations associated with asset retirements in the period in which it is incurred, in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") and Financial Accounting Standards Board ("FASB") Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), if a reasonable estimate of the fair value of the obligation can be made. When the liability is initially recorded, we capitalize the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost associated with the retirement obligation is depreciated over the useful life of the related asset. Upon settlement of the obligation, any difference between the cost to settle the asset retirement obligation and the liability recorded is recognized as a gain or loss in the Consolidated Statement of Operations.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of costs over the fair value of assets of businesses acquired. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which we adopted on June 1, 2002, goodwill and other intangible assets acquired in purchase business combinations and determined to have indefinite useful lives are not amortized, but instead are subject to impairment tests performed at least annually. For goodwill, we perform the test at the reporting unit level, as defined by SFAS 142, when events occur that require an evaluation to be performed or at least annually. If we find the carrying value of goodwill to be impaired, or if the carrying value of a business that is to be sold or otherwise disposed of exceeds its fair value, then we reduce the carrying value, including any allocated goodwill, to fair value. Estimates of fair value are based on independent appraisals, established market prices for comparative assets or internal estimates of future net cash flows.

        Other intangible assets primarily consist of capitalized software costs, which are amortized on a straight-line basis over the estimated useful life of the software, which ranges from three to 15 years. Also included in intangible assets are costs associated with the issuance of our long-term debt, which are being amortized under the straight-line method based on the terms of the specific notes, which is not materially different from the interest method, and intangible assets related to minimum liabilities of certain retirement benefit plans.

Accruals for General and Professional Liability Risks

        We accrue for estimated professional liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The accrual, which includes an estimate for incurred but not reported claims, is based on historical loss patterns and actuarially determined projections prepared on a quarterly basis and is discounted to its net present value using a weighted average risk-free discount rate appropriate for our claims payout period. To the extent that subsequent claims information varies from our estimates, the liability is adjusted in the period such information becomes available.

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

Segment Reporting

        We operate in one line of business—the provision of health care services through the operation of general hospitals and related health care facilities. Our general hospitals generated 97.9%, 97.6% and 96.9% of our net operating revenues in the years ended December 31, 2005, 2004 and 2003, respectively.

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

NOTE 2.    RESTATEMENT OF FINANCIAL STATEMENTS

        As previously disclosed, the Securities and Exchange Commission ("SEC") is investigating allegations made by a former Tenet employee that inappropriate contractual allowances for managed care contracts may have been established at three California hospitals through at least fiscal year 2001. At the request of the audit committee of our board of directors, the board's independent outside counsel, Debevoise & Plimpton LLP ("Debevoise"), conducted an independent accounting investigation of these allegations utilizing the forensic accounting services of Huron Consulting Group ("Huron"). Based on the investigation findings, on January 17, 2006, the audit committee determined that it was necessary to restate our previously reported financial statements for the years ended December 31, 2004 and 2003.

        In addition, during the 2005 year-end close, we determined that components of our deferred tax valuation allowance were incorrectly recorded in 2004. As a result, on February 15, 2006, the audit committee also determined that it was necessary to restate our previously reported 2004 financial statements for this error.

        On March 1, 2006, the audit committee determined that due to additional adjustments (see category 4 below) resulting from the final independent accounting investigation report, it was necessary to further restate our financial statements for 2004 and periods back to and including the fiscal year ended May 31, 1999. Since the financial statements for these periods were already being restated, we also recorded audit differences that were previously considered immaterial. On March 1, 2006, the audit committee also determined that the impact of the 2004 audit differences on our 2005 quarterly periods necessitates a restatement of our previously reported financial statements for the 2005 quarterly periods.

        As a result of the restatement, originally reported net loss was increased by $166 million ($0.36 per share) for the year ended December 31, 2004 and $87 million ($0.19 per share) for the year ended December 31, 2003. The cumulative impact of errors related to periods prior to 2003 of $100 million has been reflected as a prior period adjustment to retained earnings as of December 31, 2002. All of the amounts included in this report reflect these restated financial results.

        The restatement adjustments are summarized into the following categories:

  (1)
  Certain contractual allowances and related other reserves, primarily for managed care accounts receivable, lacked adequate supporting documentation or were otherwise inappropriate.

  (2)
  Certain revenues related to managed care payers in bankruptcy, Medicaid disproportionate share payments and Medicare outpatient revenues under the then new Medicare outpatient prospective payment system should have been recognized in earlier periods.

  (3)
  Inappropriate expensing of prepaid items at the time of payment.

  (4)
  Certain prior period reserves released during 2004 and 2003 should have been released as of 2002 or earlier. Such prior period reserves related primarily to reserves for bad debts, cost report settlements, lease costs, litigation costs, restructuring charges and other reserves related to business combinations and acquisitions and sales of assets and facilities, and previously capitalized start-up costs.

  (5)
  Our estimated professional and general liability reserves were not adequately decreased in 2004 as a result of a management decision that the effect of this audit difference was considered immaterial.

  (6)
  Audit difference related to timing of revenue recognition for a cost report settlement that was previously considered immaterial was recorded since the financial statements were restated for the above issues.

  (7)
  Certain of the foregoing restatement adjustments increased taxable income reported in years that are currently under audit by the Internal Revenue Service. Other long-term liabilities have been increased by $52 million as of December 31, 2004 to reflect increased income taxes payable for those prior taxable years. Certain of the restatement adjustments reduced taxable income reported in the taxable years to which our 2004 net operating loss was carried back to secure a refund of taxes previously paid. Accordingly, the 2004 net operating loss carryforward was increased, and the corresponding deferred tax valuation allowance that was established in 2004 was increased by $45 million. In accordance with SFAS 109, the increase in the deferred tax valuation allowance was recorded in loss from discontinued operations.

  (8)
  A component of the deferred tax valuation allowance established in 2004 was incorrectly charged against additional paid-in capital rather than income tax expense.

        The following table reconciles the net loss and loss per share as originally reported to amounts as reported for applicable periods with reference to the above adjustment categories:

	Year Ended December 31
	2004		2003
	Amount	EPS	Amount	EPS
Net loss, as originally reported	$(2,640)	$(5.66)	$(1,477)	$(3.17)
Adjustments resulting from the investigation, before tax:
Unsupported or inappropriate contractual allowances(1)
Net operating revenues	(12)	(0.02)	(65)	(0.14)
Timing of revenue recognition(2)
Net operating revenues	1	—	(13)	(0.03)
Release of prior period reserves(4)
Net operating revenues	—	—	(8)	(0.02)
Provision for doubtful accounts	3	0.01	—	—
Other operating expenses	(2)	—	(20)	(0.04)
Restructuring charges	(12)	(0.03)	(9)	(0.02)
Net gains on sale of facilities	(3)	(0.01)	—	—
Inappropriate expensing of prepaid items(3)
Salaries, wages and benefits	(3)	(0.01)	1	—

	(28)	(0.06)	(114)	(0.25)
Audit differences recorded, before tax:
Timing of revenue recognition(6)
Net operating revenues	—	—	(8)	(0.02)
Decrease in professional and general liability reserves(5)
Other operating expenses	18	0.04	—	—

	18	0.04	(8)	(0.02)

Total adjustments to loss from continuing operations, before income taxes	(10)	(0.02)	(122)	(0.27)
Income tax effect of the above adjustments	4	0.01	46	0.10
Correction of tax valuation allowance(8)	(106)	(0.23)	—	—

	(102)	(0.22)	46	0.10

Total impact on net loss from continuing operations	(112)	(0.24)	(76)	(0.17)
Unsupported or inappropriate contractual allowances(1)
Net operating revenues	—	—	(10)	(0.02)
Timing of revenue recognition(2)
Net operating revenues	3	0.01	(5)	(0.01)
Decrease in professional and general liability reserves(5)
Other operating expenses	4	0.01	—	—
Unsupported allowance for doubtful accounts(1)
Provision for doubtful accounts	1	—	—	—
Release of prior period reserves(4)
Other operating expenses	—	—	(2)	—

Total adjustments to loss from discontinued operations, before income taxes	8	0.02	(17)	(0.03)
Income tax effect of discontinued operations adjustments	(3)	(0.01)	6	0.01
Change in valuation allowance due to adjustments recorded(7)	(45)	(0.10)	—	—
Correction of tax valuation allowance(8)	(14)	(0.03)	—	—

	(62)	(0.14)	6	0.01

Total impact on net loss from discontinued operations	(54)	(0.12)	(11)	(0.02)

Net loss, as restated	$(2,806)	$(6.02)	$(1,564)	$(3.36)

        The following tables set forth the net effects of these restatement adjustments on our Consolidated Financial Statements:

Consolidated Statements of Operations

	Years ended December 31
	2004	2003
Net operating revenues	$(11)	$(94)
Operating expenses:
Salaries, wages and benefits	3	(1)
Provision for doubtful accounts	(3)	—
Other operating expenses	(16)	20
Impairment of long-lived assets and goodwill, and restructuring charges	12	9

Operating loss	(7)	(122)
Net gains on sales of facilities and long-term investments	(3)	—

Loss before income taxes	(10)	(122)
Income tax (expense) benefit	(102)	46

Loss from continuing operations, before discontinued operations and cumulative effect of change in accounting principle	(112)	(76)
Discontinued operations:
Income (loss) from operations of asset group	8	(17)
Income tax (expense) benefit	(62)	6

Loss from discontinued operations	(54)	(11)

Net loss	$(166)	$(87)

Basic and diluted loss per common share
Continuing operations	$(0.24)	$(0.17)
Discontinued operations	(0.12)	(0.02)

	$(0.36)	$(0.19)

Consolidated Balance Sheet

December 31, 2004
ASSETS
Accounts receivable, less allowance for doubtful accounts(1)(2)	$4

Total current assets	4
Other intangible assets, net(1)	(1)

Total assets	$3

LIABILITIES AND SHAREHOLDERS' EQUITY
Other current liabilities(4)(5)	$(16)

Total current liabilities	(16)
Other long-term liabilities and minority interests(7)	52

Total liabilities	36
Additional paid-in capital(8)	120
Retained earnings (deficit)	(153)

Total shareholders' equity	(33)

Total liabilities and shareholders' equity	$3

        Net cash flows from operating, investing and financing activities did not change as a result of the restatement adjustments.

        See Selected Quarterly Financial Data following Note 24 in this report for the effect of the restatement adjustments on our quarterly results.

NOTE 3.    CHANGE IN ACCOUNTING PRINCIPLE

        In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143." This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, however, the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. SFAS 143 requires the fair value of a liability for a legal obligation associated with an asset retirement be recorded in the period in which the obligation is incurred. When the liability is initially recorded, the cost of the asset retirement is capitalized.

        We adopted FIN 47 effective December 31, 2005 and recorded a liability of $19 million, of which $16 million was recorded as a cumulative effect of a change in accounting principle, net of tax benefit and related valuation allowance. The future value of the asset retirement obligation is approximately $188 million. The liability was estimated using an inflation rate of 5%. Because SFAS 143 requires retrospective application to the inception of the liability, the initial asset retirement obligation was calculated using a discount rate of 9.5%. The cumulative effect of the adoption of FIN 47 reflects the accretion of the liability and depreciation of the related asset component from the liability inception date through December 31, 2005. The following table summarizes the impact as of December 31, 2005:

Increase in property and equipment, net	$3
Increase in other long-term liabilities	(19)
Increase in deferred income taxes, net of valuation allowance	—

Cumulative effect of change in accounting principle	$(16)

        Substantially all of the impact of adopting FIN 47, as described above, relates to estimated costs to remove asbestos that is contained within our facilities. If we had adopted FIN 47 effective January 1, 2005, it would have increased net loss for each quarter in 2005 by less than $500,000. We expect the additional depreciation and accretion costs to be approximately $2 million in 2006.

        The following pro forma net loss and net loss per share amounts for the years ended December 31, 2005, 2004 and 2003 show the effect of the retrospective application of the change in accounting principle for the adoption of FIN 47:

	Years Ended December 31
	2005	2004	2003
		Restated	Restated
Net loss as reported	$(724)	$(2,806)	$(1,564)
Add back:
Asset retirement charge included in net loss	16	—	—
Less:
Depreciation of asset retirement costs	—	—	—
Accretion of asset retirement liability, net of tax	2	2	1

Pro forma net loss	$(710)	$(2,808)	$(1,565)

Basic and diluted loss per share as reported	$(1.54)	$(6.02)	$(3.36)
Pro forma basic and diluted loss per share	$(1.51)	$(6.02)	$(3.36)

        The asset retirement liability at December 31, 2004 and 2003, and January 1, 2003 would have been $17 million, $15 million and $14 million, respectively, assuming we applied FIN 47 as of January 1, 2003.

NOTE 4.    ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The principal components of accounts receivable are shown in the table below:

	December 31
	2005	2004
		Restated
Continuing operations:
Patient accounts receivable	$2,057	$2,075
Allowance for doubtful accounts	(544)	(568)
Estimated future recovery of accounts in collection	68	100
Net cost report settlements payable and valuation allowances	(94)	(118)

	1,487	1,489
Discontinued operations—Accounts receivable, net of allowance for doubtful accounts ($50 million at December 31, 2005 and $120 million at December 31, 2004) and net cost report settlements payable and valuation allowances ($26 million at December 31, 2005 and $84 million at December 31, 2004)	38	203

Accounts receivable, less allowance for doubtful accounts	$1,525	$1,692

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

        Approximately 20% of the additional $212 million charge in the third quarter of 2003 related to changes in the collectibility of managed care accounts receivable. We were experiencing and continue to experience payment pressure from managed care companies concerning substantial amounts of past billings. We aggressively pursue collection of these accounts receivable using all means at our disposal, including arbitration and litigation, but we may not be successful.

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

        Our current estimated collection rates on managed care accounts and self-pay accounts are approximately 96% and 25%, respectively, which includes collections from point-of-service through collections by our in-house collection agency or external collection vendors.

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

        During the years ended December 31, 2005 and 2004, there were $718 million and $277 million of discounts recorded as contractual allowances on self-pay accounts under the Compact. Prior to implementation of the Compact, a significant portion of these discounts would have been written down as provision for doubtful accounts.

        We also provide charity care to patients under our charity care policy described above. The approximate amounts of gross charges foregone under our charity policy, including indigent care accounts, for the years ended December 31, 2005, 2004 and 2003 are shown in the following table:

Years ended December 31
2005	$616
2004	$573
2003	$740

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

NOTE 5.    DISCONTINUED OPERATIONS

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

        In January 2004, we announced a major restructuring of our operations involving the proposed divestiture of 27 general hospitals (19 in California and eight others in Louisiana, Massachusetts, Missouri and Texas). By focusing our financial and management resources on our remaining 69 general hospitals, including two newly constructed hospitals in Texas and Tennessee that opened in June 2004, we expect to create a stronger company with greater potential for long-term growth. As of December 31, 2005, we had completed the divestiture of 25 of the 27 facilities. We recorded gains of approximately $18 million and $48 million in the years ended December 31, 2005 and 2004 on the divestiture of the 25 facilities. The carrying amount of the assets sold included $3 million of goodwill. Discussions and negotiations with potential buyers for the remaining two hospitals slated for divestiture were ongoing as of December 31, 2005.

        In connection with these and other divestiture actions described below, we have classified the results of operations of the following hospitals as discontinued operations for all periods presented in the accompanying Consolidated Statements of Operations in accordance with SFAS 144:

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

  •
  Redding Medical Center, in Redding, California, of which we sold certain hospital assets in July 2004,

  •
  Century City Hospital in Los Angeles, California, a previously leased hospital that we no longer operated by the end of April 2004,

  •
  Medical College of Pennsylvania Hospital ("MCPH"), in Philadelphia, Pennsylvania, which we sold in September 2004,

  •
  NorthShore Psychiatric Hospital, in Slidell, Louisiana, which was closed in September 2004, and

  •
  Suburban Medical Center, in Paramount, California, a previously leased hospital that we no longer operated by the end of October 2004.

        We classified $6 million and $101 million of assets of the hospitals included in discontinued operations as "held for sale" in current assets in the accompanying Consolidated Balance Sheets at December 31, 2005 and 2004, respectively. These assets consist primarily of property and equipment and were recorded at the lower of the asset's carrying amount or its fair value less costs to sell. The fair value estimates were derived from independent appraisals, established market values of comparable assets, or internal estimates of future net cash flows. Because we do not intend to sell the accounts receivable of the asset group, these receivables, less the related allowance for doubtful accounts and net cost report settlements payable and valuation allowances, are included in our consolidated net accounts receivable in the accompanying Consolidated Balance Sheets. At December 31, 2005 and 2004, the accounts receivable, net of allowance for doubtful accounts and cost report settlements payable and valuation allowances, for these hospitals was $38 million and $203 million, respectively.

        We recorded $56 million of impairment and restructuring charges in discontinued operations during the year ended December 31, 2005 consisting primarily of $40 million for the write-down of long-lived assets to their estimated fair values, less estimated costs to sell, $12 million in employee severance, retention and other costs, $7 million of lease termination costs and a $3 million reduction in reserves recorded in prior periods. We recorded $439 million of impairment and restructuring charges in discontinued operations during the year ended December 31, 2004 consisting primarily of $320 million for the write-down of long-lived assets to their estimated fair values, less estimated costs to sell, $33 million for the write-down of goodwill, $32 million in employee severance, retention and other costs, $6 million in contract termination and other costs, and $48 million in costs related to an academic affiliation agreement with Drexel University College of Medicine in Pennsylvania. In connection with our divestiture of MCPH on September 1, 2004, we were contractually responsible for certain university costs through December 2005. We also recorded impairment and restructuring charges in discontinued operations in the amount of $699 million in the year ended December 31, 2003 primarily for the write-down of long-lived assets ($584 million) and goodwill ($89 million) to their estimated fair values, less costs to sell, if applicable, at these facilities.

        Net operating revenues and loss before taxes reported in discontinued operations for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Years Ended December 31
	2005	2004	2003
		Restated(1)	Restated(1)
Net operating revenues	$438	$2,580	$3,978
Loss before taxes	(84)	(1,048)	(544)

(1)
Amounts for the years ended December 31, 2004 and 2003 were restated as a result of the adjustments described in Note 2.

        As we move forward with our previously announced divestiture plans, we may incur additional asset impairment and restructuring charges in future periods.

        During the year ended December 31, 2003, we recorded an after-tax charge in discontinued operations for taxes and interest of approximately $70 million in connection with an Internal Revenue Service audit adjustment related to the deductibility of a civil settlement we paid to the federal government in 1994 (see Notes 15 and 16).

        Income tax benefit in discontinued operations for the year ended December 31, 2004 is net of $203 million of expense related to establishing a valuation allowance for deferred tax assets during the fourth quarter of 2004. The year ended December 31, 2005 includes income tax expense of $40 million in discontinued operations to increase the valuation allowance for deferred tax assets (see Note 16).

NOTE 6.    IMPAIRMENT AND RESTRUCTURING CHARGES

  YEAR ENDED DECEMBER 31, 2005

        During the year ended December 31, 2005, we recorded impairment and restructuring charges totaling $266 million. The majority of these charges relate to the write-down of long-lived assets. Long-lived assets were written down by $157 million due to damage to our hospitals caused by Hurricanes Katrina and Wilma in the Gulf Coast and Florida. The $157 million charge was reduced by $64 million for insurance proceeds for property damage received from our insurance carriers prior to December 31, 2005 (see Note 24). In addition, we recorded a charge of approximately $167 million to write-down long-lived assets to their estimated fair values, primarily due to the adverse current and anticipated future financial trends at twelve of our hospitals, in accordance with SFAS 144. The remaining charge of $6 million reflects $11 million in employee severance, benefits and relocation costs, $6 million of lease termination and other costs, and $4 million in non-cash stock option modification costs related to terminated employees, offset by a $15 million reduction of reserves, primarily related to restructuring charges recorded in prior periods.

        Based on future financial trends and the possible impact of negative trends on our future outlook, further impairments of long-lived assets and goodwill may occur, and we will incur additional restructuring charges. Future restructuring of our regions that changes our goodwill reporting units (as defined in SFAS 142) could also result in further impairments of our goodwill.

  YEAR ENDED DECEMBER 31, 2004

        During the year ended December 31, 2004, we recorded impairment and restructuring charges of $1.284 billion. The combined charges consisted of $1.113 billion for the impairment of goodwill related to our Texas-Gulf Coast and Florida-Alabama regions, $25 million for the write-down of an intangible asset with an indefinite useful life to its estimated fair value and $98 million for impairment of certain long-lived assets (for the write-down of long-lived assets to their estimated fair values, primarily at eight hospitals due to their then adverse current and anticipated future financial trends). The restructuring charges totaled $48 million and consisted of $29 million in employee severance, benefits and relocation costs, $10 million in non-cash stock option modification costs related to terminated employees, $14 million in contract termination, consulting and other costs, and a $5 million reduction in reserves for restructuring charges recorded in prior periods.

        The goodwill impairment charge of $1.113 billion, recorded in the fourth quarter of 2004, is the result of lower estimated fair values for our Texas-Gulf Coast and Florida-Alabama regions due to adverse industry and company-specific challenges that continue to affect our operating results, such as reduced patient volumes, high levels of bad debt expense related to uninsured and underinsured patients, the shift of our managed care business to contracts that provide lower reimbursement, and continued pressure on labor and supply costs.

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

        The fair-value estimates were derived from independent appraisals, established market values of comparable assets, or internal estimates of future net cash flows.

  YEAR ENDED DECEMBER 31, 2003

        During the year ended December 31, 2003, we recorded impairment and restructuring charges of $1.393 billion. The combined charges consisted of $156 million for impairment of long-lived assets (for the write-down of long-lived assets to their estimated fair values primarily at eight hospitals due to their then adverse current and anticipated future financial trends), $1.122 billion for impairment of goodwill, primarily related to our California region and our then Central-Northeast region, $66 million in employee severance, benefits and relocation costs, $37 million in non-cash stock option-modification costs related to terminated employees, and $12 million in contract terminations, and consulting and other costs (net of a $4 million reduction in reserves for restructuring charges recorded in prior periods).

        We recognized the $156 million of impairment charges on long-lived assets because our estimates of future cash flows from these assets indicated that the carrying amount of the assets or groups of assets were not fully recoverable from estimated future cash flows. Our estimates were based on assumptions and projections that we believe to be reasonable and supportable. The fair-value estimates of our long-lived assets were derived from independent appraisals, established market values of comparable assets, or internal estimates of future net cash flows.

        Approximately $187 million of our goodwill impairment charge relates to the consolidation (that we announced on March 10, 2003) of our operating divisions from three to two. Because of this restructuring of our operating divisions and regions, along with a realignment of our executive management team and other factors, our goodwill reporting units changed. Prior to the restructuring, the reporting units consisted of our three divisions; following the restructuring, they consisted of our five new regions. Because of the change in reporting units, we performed a goodwill impairment evaluation in March 31, 2003 resulting in the above impairment charge related to our then Central-Northeast region.

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

        The $115 million in restructuring charges were incurred primarily in connection with (1) our previously announced plans to reduce operating expenses, including the reduction of staff, and (2) the realignment of our executive management team.

  ACCRUED RESTRUCTURING CHARGES

        The tables below are reconciliations of beginning and ending liability balances in connection with restructuring charges recorded during the years ended December 31, 2005, 2004 and 2003:

	Balances at Beginning of Period	Restructuring Charges	Cash Payments	Other Items	Balances at End of Period
Year ended December 31, 2005
Continuing operations:
Severance costs in connection with hospital cost-control programs and general overhead-reduction plans	$71	$11	$(35)	$(4)	$43
Discontinued operations:
Lease cancellations and estimated costs associated with the sale or closure of hospitals and other facilities	58	15	(43)	(8)	22

	$129	$26	$(78)	$(12)	$65

Restated year ended December 31, 2004
Continuing operations:
Severance costs in connection with hospital cost-control programs and general overhead-reduction plans	$53	$48	$(40)	$10	$71
Discontinued operations:
Lease cancellations and estimated costs associated with the sale or closure of hospitals and other facilities	18	86	(43)	(3)	58

	$71	$134	$(83)	$7	$129

Restated year ended December 31, 2003
Continuing operations:
Severance costs in connection with hospital cost-control programs and general overhead-reduction plans	$22	$115	$(38)	$(46)	$53
Discontinued operations:
Lease cancellations and estimated costs associated with the sale or closure of hospitals and other facilities	18	28	(10)	(18)	18

	$40	$143	$(48)	$(64)	$71

        The above liability balances are included in other current liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets. Other items primarily include restructuring charges or reductions of reserves that are recorded in accounts other than these liabilities, such as the charges associated with stock option modifications. Cash payments to be applied against these accruals at December 31, 2005 are expected to be approximately $28 million in 2006 and $37 million thereafter.

NOTE 7.    LONG-TERM DEBT, LEASE OBLIGATIONS AND GUARANTEES

        The table below shows our long-term debt as of December 31, 2005 and 2004:

	December 31
	2005	2004
Senior notes:
5 3/8%, due 2006	$—	$215
5%, due 2007	—	185
6 3/8%, due 2011	1,000	1,000
6 1/2%, due 2012	600	600
7 3/8%, due 2013	1,000	1,000
9 7/8%, due 2014	1,000	1,000
9 1/4%, due 2015	800	—
6 7/8%, due 2031	450	450
Other senior and senior subordinated notes	—	22
Notes payable and capital lease obligations, secured by property and equipment, payable in installments to 2013(1)	58	65
Unamortized note discounts	(105)	(101)

Total long-term debt	4,803	4,436
Less current portion	19	41

Long-term debt, net of current portion	$4,784	$4,395

(1)
Includes $5 million at December 31, 2004 related to the general hospitals held for sale (see Note 5).

        CREDIT AGREEMENTS

        On December 31, 2004, we terminated our five-year revolving credit agreement and replaced it with a one-year letter of credit facility. The new facility provides for the issuance of up to $250 million in letters of credit and does not provide for any cash borrowings. The principal purpose of the new facility was to provide for the continuance of $216 million in letters of credit outstanding under the terminated revolving credit agreement at that time. The new facility was initially collateralized by the stock of certain of our subsidiaries and cash equal to 105% of the facility amount (approximately $263 million reflected as restricted cash on the Consolidated Balance Sheets). In March 2005, the facility was amended to provide for the release of the liens on the stock of our subsidiaries, and on April 19, 2005, the stock certificates were returned to us. All liens were subsequently terminated. In accordance with the amendment, the termination date of the letter of credit facility was extended from December 31, 2005 to June 30, 2006. The letter of credit facility was further amended in August 2005 to extend the termination date to June 30, 2008. The letter of credit facility contains customary affirmative and negative covenants that, among other requirements, limit (1) liens, (2) consolidations, mergers or the sale of all or substantially all assets unless no event of default exists, (3) subsidiary debt and (4) prepayment of debt. At December 31, 2005, outstanding letters of credit under the agreement totaled $194 million.

        Loans under the previous credit agreement were unsecured and generally bore interest at a base rate equal to the prime rate or, if higher, the federal funds rate plus 0.5% or, at our option, an adjusted London Interbank Offered Rate ("LIBOR") plus an interest margin between 100 and 250 basis points. We paid the lenders an annual facility fee on the total loan commitment at rates between 50 and 57.5 basis points. The interest rate margins and the facility fee rates were based on our leverage covenant ratio (calculated as the ratio of consolidated total debt to operating income plus the sum of depreciation, amortization, impairment, other unusual charges, stock-based compensation expense, and losses from early extinguishment of debt). In consideration for amendments to the previous credit agreement in October 2003, we paid to all participating banks a one-time fee equal to 50 basis points on the total commitment of $1.2 billion, and an additional one-time fee of 10 basis points when the leverage ratio exceeded 3.25 to 1. In consideration for further amendments to the previous credit agreement in March 2004, we paid a one-time fee equal to 12.5 basis points. Also in connection with the two amendments, we wrote off approximately $2 million in unamortized deferred loan fees in October 2003, and we wrote off approximately $5 million in unamortized deferred loan fees in March 2004.

        SENIOR NOTES AND SENIOR SUBORDINATED NOTES

        In January 2005, we sold $800 million of senior notes with registration rights in a private placement. The senior notes bear interest at a rate of 9 1/4% per year and mature on February 1, 2015. The senior notes are redeemable, in whole or in part, at any time, at our option at the greater of par or a redemption price based on a spread over comparable securities. The senior notes are general unsecured senior obligations and rank equally in right of payment with all of our other unsecured senior indebtedness, but are effectively subordinated to any obligations under our letter of credit facility. On April 8, 2005, we filed with the SEC a Form S-4 registration statement to register the $800 million principal amount of 9 1/4% Senior Notes due 2015 to be issued and offered in exchange for the unregistered senior notes sold in January 2005. Due to the restatement of our financial statements in connection with the SEC investigation, the registration statement has not yet been declared effective. Therefore, starting in January 2006, we are required to pay additional interest on these notes until the registration statement becomes effective. The additional interest accrues at a rate of 0.25% per annum during the first 90-day period and increases by 0.25% per annum for each subsequent 90-day period until the registration statement becomes effective, up to a maximum rate of 1.0% per annum. The terms of the senior notes to be registered on the Form S-4 filed with the SEC are substantially similar to the terms of the unregistered senior notes we sold in January 2005. The covenants governing the new issue are identical to the covenants for our other senior notes. The net proceeds from the sale of the senior notes were approximately $773 million after deducting discounts and related expenses. We used a portion of the proceeds in February 2005 to repurchase or redeem the remaining $400 million aggregate principal amount outstanding on our senior notes due in 2006 and 2007, resulting in a $15 million loss from early extinguishment of debt, and the balance of the proceeds for general corporate purposes.

        In June 2004, we sold $1 billion of senior notes in a private placement. The net proceeds to us from the sale of the senior notes were approximately $954 million after deducting discounts and related expenses. We used a portion of the net proceeds from the offering to repurchase $335 million of our 5 3/8% Senior Notes due 2006, $215 million of our 5% Senior Notes due 2007 and $2 million of our other senior notes due 2008. As a result of these repurchases, we recorded an $8 million loss from early extinguishment of debt in 2004. In February 2005, we offered holders of the June 2004 privately placed notes an opportunity to exchange those notes for registered notes with substantially identical terms. Substantially all holders exchanged their unregistered notes for registered notes. The senior notes bear interest at a rate of 9 7/8% per year and will mature on July 1, 2014. The senior notes are unsecured; they rank equally with all of our other unsecured senior indebtedness, but are effectively subordinated to any obligations under our letter of credit facility; and they are redeemable at any time at our option at the greater of par or a redemption price based on a spread over comparable securities.

        In January 2003, we sold $1 billion of 7 3/8% Senior Notes due 2013. We used the majority of the proceeds to repay all of the then-outstanding loans under our credit agreement and the remainder for general corporate purposes. The senior notes are unsecured; they rank equally with all of our other unsecured senior indebtedness; and they are redeemable at any time at our option.

        Prior to the sale of the senior notes in January 2003, we used a hedging strategy to lock in the risk-free component of the interest rate that was in effect on the offering dates of those notes. The interest-rate-lock agreement was settled on the date the notes were issued. Because the risk-free interest rate declined during the hedge period, we incurred a loss on this transaction when we unwound the hedge. However, based on our assessment using the dollar-offset method (which was performed at the inception of the hedge), we determined that the hedge was highly effective. Therefore, the loss on the hedge was charged to other comprehensive loss and is being amortized into earnings over the terms of these senior notes. The loss will be entirely offset by the effect of the lower interest rate on the notes.

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

        FUTURE MATURITIES

        Future long-term debt maturities and minimum operating lease payments as of December 31, 2005 are as follows:

		Years Ended December 31
							Later Years
	Total	2006	2007	2008	2009	2010
Long-term debt, including capital lease obligations	$4,908	$19	$22	$2	$1	$1	$4,863
Long-term non-cancelable operating leases	591	158	141	120	64	33	75

        Rental expense under operating leases, including short-term leases, was $177 million, $181 million and $171 million in the years ended December 31, 2005, 2004 and 2003, respectively. Included in rental expense for these periods was sublease income of $24 million, $23 million and $23 million, respectively, which was recorded as a reduction to rental expense.

        GUARANTEES

        Physician Relocation Agreements and Other Minimum Revenue Guarantees—Consistent with our policy on physician relocation and recruitment, we provide income guarantee agreements to certain physicians who agree to relocate to our communities to fill a need in the hospital's service area and commit to remain in practice there. Under such agreements, we are required to make payments to the physicians in excess of the amounts they earn in their practice up to the amount of the income guarantee. The income guarantee periods are typically 12 months. Such payments are recoverable from the physicians if they do not fulfill their commitment period to the community, which is typically three years. We also provide minimum revenue guarantees to physician groups providing certain services at our hospitals with terms ranging from one to three years. At December 31, 2005, the maximum potential amount of future payments under these guarantees is $48 million.

NOTE 8.    STOCK BENEFIT PLANS

        We currently grant stock-based awards to our directors and key employees pursuant to our 2001 Stock Incentive Plan, which was approved by our shareholders at their 2001 annual meeting. Under that plan, 60,000,000 shares of common stock were approved for stock-based awards. At December 31, 2005, there were approximately 31 million shares of common stock available under the 2001 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options generally have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock in the future.

        At the annual meeting of shareholders on May 26, 2005, our shareholders approved a one-time exchange of certain outstanding employee stock options for a lesser number of restricted stock units to be issued on July 1, 2005. The exchange was offered only to certain current employees. Our outside directors, four most senior executives and all former employees were not eligible to participate. Approximately nine million vested and unvested options were exchanged on July 1, 2005 for approximately two million restricted stock units. These exchanges will result in future incremental non-cash compensation expense of approximately $18 million for the vested eligible options exchanged, together with approximately $5 million for the unvested eligible options exchanged, which will both be recognized as compensation expense over the three-year vesting period of the restricted stock units. As of December 31, 2005, there were approximately five million unvested restricted stock units outstanding.

        On February 22, 2006, we granted Trevor Fetter, Reynold Jennings and Peter Urbanowicz employee stock options for an aggregate of approximately 1.1 million shares of common stock at an exercise price of $7.93 per share, the closing price of our common stock on that date, and we also granted an aggregate of approximately 900,000 restricted stock units. The estimated fair value of the options granted was $3.48 per share (unaudited), under the lattice model adopted in 2006, and the fair value of the restricted stock units issued was $7.93 per share. Both the options and the restricted stock units vest one-third on each of the first three anniversary dates of the grant.

        On February 22, 2006, we granted employee stock options for approximately 1.6 million shares of common stock at an exercise price of $7.93 per share, the closing price of our common stock on that date, and we also granted approximately 3.0 million restricted stock units. The estimated fair value of the options granted was $2.89 per share (unaudited), under the lattice model adopted in 2006, and the fair value of the restricted stock units issued was $7.93 per share. Both the options and the restricted stock units vest one-third on each of the first three anniversary dates of the grant.

        On March 31, 2005, we granted a total of 67,650 restricted stock units, or 22,550 restricted stock units each, to three outside directors who were newly elected to the board of directors in 2005. On May 27, 2005, we granted a total of 86,664 restricted stock units, or 10,833 restricted stock units each, to all outside directors as part of our annual grant program. The fair value of the units on the grant date was $12.00 per share. These restricted stock units vest over three years. Regardless of the vested status, settlement of the restricted stock units will not occur until the director's termination of service to the board of directors.

        On February 17, 2005, we granted 173,867 restricted stock units and options for 469,333 shares of stock to Trevor Fetter. The options were granted at an exercise price of $10.63 per share, the closing price of our common stock on that date. The estimated fair value of the options granted was $4.87 per share, and the fair value of the restricted stock units issued was $10.63 per share.

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

        On March 4, 2004, we granted 93,867 restricted stock units and options for 469,333 shares of stock to Trevor Fetter. The options were granted at an exercise price of $12.02 per share, the closing price of our common stock on that date. The estimated fair value of the options granted and the fair value of the restricted stock units issued were $5.55 per share and $12.02 per share, respectively.

        On March 3, 2004, we granted employee stock options for 4.3 million shares of common stock at an exercise price of $12.01 per share, the closing price of our common stock on that date, and we also granted 916,222 restricted stock units. The estimated fair value of the options granted and the fair value of the restricted stock units issued were $5.08 per share and $12.01 per share, respectively. Both the options and the restricted stock units vest one-third on each of the first three anniversary dates of the grant. Also in March 2004, the compensation committee of our board of directors eliminated the stock price performance requirements that had been attached to the option grants previously distributed in December 2002. Those options are now fully exercisable as soon as they vest without reference to our current stock price.

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

        In January 2003, we issued 200,000 shares of restricted (non-vested) stock to Trevor Fetter. The stock vests on the second, third and fourth anniversary dates of the grant provided that Mr. Fetter is still employed by us and continues to hold 100,000 shares of our common stock purchased by him as a condition of the issuance of the restricted stock. The aggregate market value of the restricted stock at the date of issuance was $3.7 million based on the closing price of our common stock on that date. The restricted stock has been recorded as deferred compensation in additional paid-in capital, a component of shareholders' equity, that is adjusted periodically based on changes in our stock price, and is being amortized over the 48-month vesting period. In connection with Mr. Fetter being named our chief executive officer in September 2003, Mr. Fetter was granted options for 350,000 shares of common stock at an exercise price of $14.98 per share, the closing price of our stock on the date of grant. The estimated fair value of those options at the date of grant was $8.12 per share. Those options vest ratably on each of the first three anniversaries of the date of grant.

        The following table summarizes information about our outstanding stock options at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$6.25 to $10.16	129,149	2.7 years	$7.64	115,816	$7.63
$10.17 to $20.34	25,420,339	5.4 years	14.54	17,461,249	16.06
$20.35 to $30.50	9,266,246	4.5 years	27.75	9,266,246	27.75
$30.51 to $40.67	5,062,938	4.5 years	40.35	5,062,938	40.35
$40.68 to $50.84	85,350	4.3 years	46.79	85,350	46.79

	39,964,022	5.1 years	$20.92	31,991,599	$23.34

        As of December 31, 2005, approximately 39% of our outstanding options were held by current employees and approximately 61% were held by former employees. Approximately 0.2% of our outstanding options were in-the-money, that is, they had an exercise price less than the $7.66 market price of our common stock on December 31, 2005, and approximately 99.8% were out-of-the-money, that is, they had an exercise price of more than $7.66, as shown in the table below:

	In-the-Money Options		Out-of-the-Money Options		All Options
	Outstanding	% of Total	Outstanding	% of Total	Outstanding	% of Total
Current employees	57,766	90.6%	15,144,091	38.0%	15,201,857	38.0%
Former employees	6,000	9.4%	24,756,165	62.0%	24,762,165	62.0%

Totals	63,766	100.0%	39,900,256	100.0%	39,964,022	100.0%

% of all outstanding options	0.2%		99.8%		100.0%

        The reconciliation below shows the changes to our stock option plans for the years ended December 31, 2005, 2004 and 2003:

	Outstanding at Beginning of Period	Granted	Exercised	Exchanged or Forfeited	Outstanding at End of Period	Options Exercisable
December 31, 2005
Shares	48,609,766	5,895,492	(1,199,670)	(13,341,566)	39,964,022	31,991,599
Weighted average exercise price	$23.13	$10.60	$9.70	$26.07	$20.92	$23.34
December 31, 2004
Shares	46,506,512	4,521,151	(235,688)	(2,182,209)	48,609,766	40,659,066
Weighted average exercise price	$24.22	$11.98	$10.74	$24.66	$23.13	$24.74
December 31, 2003
Shares	47,512,933	1,565,067	(525,920)	(2,045,568)	46,506,512	32,985,648
Weighted average exercise price	$24.53	$15.47	$9.95	$28.39	$24.22	$24.85

        The estimated fair values of options we granted in the years ended December 31, 2005, 2004 and 2003 were $3.92, $5.07 and $7.65, respectively. These were calculated, as of the date of each grant, using a Black-Scholes option-pricing model with the following assumptions:

	Years ended December 31
	2005	2004	2003
Expected volatility	40.0%	47.5%	48.9%
Risk-free interest rates	3.7%	2.8%	3.2%
Expected lives, in years	4.2	4.5	5.9
Expected dividend yield	0.0%	0.0%	0.0%

        Expected volatility is derived using daily data drawn from five to seven years preceding the date of grant. The risk-free interest rates are based on the approximate yield on five-year, seven-year and 10-year United States Treasury Bonds as of the date of grant. The expected lives are estimates of the number of years the options will be held before they are exercised. The valuation model was not adjusted for non-transferability, risk of forfeiture or the vesting restrictions of the options—all of which would reduce the value if factored into the calculation.

        In March 2003, our board of directors approved a change in accounting for stock options granted to employees and directors from the intrinsic-value method to the fair-value method recommended by SFAS 123, effective for the year ended December 31, 2003.

        During the years ended December 31, 2005, 2004 and 2003, we recorded total stock compensation expense of $52 million, $111 million and $176 million, respectively, including $4 million, $10 million and $36 million for stock option modification costs related to terminated employees, which are recorded in restructuring charges. The table below shows the stock option and restricted stock unit grants and other awards, in order of monetary significance, that comprise the $52 million of stock-based compensation expense recorded in the year ended December 31, 2005. Compensation cost is measured by the fair value of the options on their grant dates and is recognized over the vesting periods of the grants, whether or not the options had any intrinsic value during the period.

Grant Date	Awards Expected to Vest	Exercise Price per Share		Fair Value per Share at Grant Date		Stock-Based Compensation Expense for Year ended December 31, 2005
	(In Thousands)					(In Millions)
Stock Options:
December 10, 2002	6,796	$17.56		$8.80		$18
March 3, 2004	4,337	12.01		5.08		6
February 16, 2005	4,955	10.52		3.81		6
November 7, 2002	450	27.95		13.20		2
Other grants, from March 2, 2002 to December 31, 2005	2,741	16.19		8.00		4
Restricted Stock Units:
February 16, 2005	1,791	10.52		10.52		5
July 1, 2005	2,143	10.39	(1)	10.39	(1)	4
November 5, 2003	668	12.70		12.70		2
March 3, 2004	790	12.01		12.01		3
Other grants, from July 19, 2004 to December 31, 2005	247	10.76		10.76		1
Employee stock purchase plan and other elements of stock-based compensation						1

						$52

(1)
These restricted units were issued in exchange for stock options as discussed above.

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

NOTE 9.    EMPLOYEE STOCK PURCHASE PLAN

        We have an employee stock purchase plan under which we are authorized to issue up to 14,250,000 shares of common stock to our eligible employees. As of December 31, 2005, there were approximately 1,994,000 shares available for issuance under the plan. Under the terms of the plan, eligible employees may elect to have between 1% and 10% of their base earnings withheld each quarter to purchase shares of our common stock. Shares are purchased on the last day of the quarter at a price equal to 95% of the closing price on the last day of the quarter. Prior to July 1, 2004, shares were purchased at a price equal to 85% of either the closing price on the first day of the quarter or the closing price on the last day of the quarter, whichever was lower. The plan requires a one-year holding period for all shares issued. The holding period does not apply upon termination of employment. Under the plan, no individual may purchase, in any year, shares with a fair market value in excess of $25,000. This plan is currently not considered to be compensatory under SFAS 123.

        Under the plan, we sold the following numbers of shares in the years ended December 31, 2005, 2004 and 2003:

	Years ended December 31
	2005	2004	2003
Number of shares	782,603	1,876,494	2,714,472
Weighted average price	$10.87	$10.33	$11.71

NOTE 10.    SELECTED BALANCE SHEET DETAILS

        The principal components of other current assets are shown in the table below:

	December 31
	2005	2004
Other receivables, net	$200	$192
Prepaid expenses and other current items	97	128

Other current assets	$297	$320

        The principal components of property and equipment are shown in the table below:

	December 31
	2005	2004
Land	$401	$397
Buildings and improvements	3,868	4,127
Construction in progress	360	323
Equipment	2,573	2,547

	7,202	7,394
Accumulated depreciation and amortization	(2,582)	(2,574)

Net property and equipment	$4,620	$4,820

        Property and equipment is stated at cost, less accumulated depreciation and amortization and impairment write-downs related to assets held and used.

NOTE 11.    OTHER INTANGIBLE ASSETS

        The following table provides information regarding other intangible assets, which are included in the Consolidated Balance Sheets as of December 31, 2005 and 2004:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of December 31, 2005:
Capitalized software costs	$315	$128	$187
Long-term debt issue costs	41	6	35
Intangible assets related to retirement benefit plans	12	—	12
Operating licenses and trademarks	5	—	5
Other	2	—	2

Total	$375	$134	$241

As of December 31, 2004:
Capitalized software costs	$236	$99	$137
Long-term debt issue costs	27	2	25
Operating licenses and trademarks	5	—	5
Other	2	—	2

Total	$270	$101	$169

        Estimated future amortization of intangibles with definite useful lives as of December 31, 2005 is as follows:

		Years Ending December 31
							Later Years
	Total	2006	2007	2008	2009	2010
Amortization of intangible assets	$222	$31	$26	$22	$19	$18	$106

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

NOTE 12.    INVESTMENTS

        The principal components of investments and other assets in our Consolidated Balance Sheets are as follows:

	December 31
	2005	2004
Collateralized bonds(1)	$99	$103
Marketable debt securities(2)	91	—
Equity investments in unconsolidated health care entities(3)	49	46
Other	2	5

Total investments	241	155
Cash surrender value of life insurance policies	64	53
Long-term deposits	38	50
Land held for expansion, long-term receivables and other assets	37	39

Investments and other assets	$380	$296

(1)
The collateralized bonds were issued by a local hospital authority from which we lease and operate two hospitals in Dallas, Texas. Of the $99 million at December 31, 2005, $4 million matures in 2006, $31 million matures in 2007 and $64 million matures in 2010.
(2)
In 2005, the investment strategy for our captive insurance portfolios was changed from a total return concept to a liability matching concept, and a new investment manager was hired. The intent of the new strategy will be to generally hold securities purchased on behalf of the portfolios until maturity, unless cash requirements dictate otherwise. As a result, the classification of the portfolios has been changed from current to long-term investments, but such portfolios are considered available for sale.
(3)
Equity earnings of unconsolidated affiliates is included in net operating revenues in the Consolidated Statements of Operations and was $11 million, $15 million and $16 million in the years ended December 31, 2005, 2004 and 2003, respectively.

        Our policy is to classify investments that may be needed for cash requirements as "available for sale." In doing so, the carrying values of the shares and debt instruments are adjusted at the end of each accounting period to their market values. This is done through a credit or charge to other comprehensive income (loss), net of taxes. There was no material accumulated unrealized gain (loss) on these investments at December 31, 2005 or 2004.

NOTE 13.    OTHER COMPREHENSIVE INCOME (LOSS)

        Our accumulated other comprehensive loss is comprised of the following:

	Year Ended December 31
	2005	2004
Unamortized realized losses from interest rate lock derivatives	$(13)	$(15)
Additional minimum liabilities for supplemental executive retirement plans	(28)	—
Cumulative foreign currency translation adjustment	2	2

Accumulated other comprehensive loss	$(39)	$(13)

        The table below shows the tax effect allocated to each component of other comprehensive income (loss) for the years ended December 31, 2004 and 2003. The components of accumulated other comprehensive loss have no tax effect in 2005 due to the recording of a deferred tax asset valuation allowance in the fourth quarter of 2004.

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Year ended December 31, 2005
Additional minimum liabilities for supplemental executive retirement plans	$(28)	$—	$(28)
Less: reclassification adjustment for realized losses included in net loss	2	—	2

	$(26)	$—	$(26)

Year ended December 31, 2004
Foreign currency translation adjustment	$(5)	$2	$(3)
Less: reclassification adjustment for realized gains included in net loss	(3)	1	(2)

	$(8)	$3	$(5)

Year ended December 31, 2003
Foreign currency translation adjustment	$10	$(3)	$7
Losses on derivatives designated and qualifying as cash flow hedges	(2)	—	(2)
Unrealized losses on securities held as available-for-sale	(1)	—	(1)
Less: reclassification adjustment for realized losses included in net loss	4	(1)	3

	$11	$(4)	$7

NOTE 14.    PROFESSIONAL AND GENERAL LIABILITY INSURANCE

        At December 31, 2005, the current and long-term professional and general liability reserves on our balance sheet were approximately $739 million. These reserves include the reserves recorded by our captive insurance subsidiaries and self-insured retention reserves based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity composite rate of 4.15% at December 31, 2005 compared to the Federal Reserve 10-year rate maturity composite rate of 4.0% we used at December 31, 2004.

        Self-insured retentions are determined for each claim period based on the following insurance policies in effect:

  •
  Policy period June 1, 2005 through May 31, 2006—Our hospitals' generally have a self-insurance retention per occurrence of $2 million for losses incurred during this policy period. Our captive insurance company, The Healthcare Insurance Corporation, has a self-insured retention of $13 million per occurrence. Claims in excess of $15 million per occurrence are reinsured, and The Healthcare Insurance Corporation bears 2.5% of the first $10 million of reinsurance claims. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies from major independent insurance companies, on a claims-made basis, subject to an aggregate limit of $275 million.

  •
  Policy period June 1, 2004 through May 31, 2005—Our hospitals' generally have a self-insurance retention per occurrence of $2 million for losses incurred during this policy period. Our captive insurance company, The Healthcare Insurance Corporation, has a self-insured retention of $13 million per occurrence. Claims in excess of $15 million per occurrence are reinsured, and The Healthcare Insurance Corporation bears 17.5% of the first $10 million of reinsurance claims. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies from major independent insurance companies, on a claims-made basis, subject to an aggregate limit of $275 million.

  •
  Policy period June 1, 2003 through May 31, 2004—Our hospitals' generally have a self-insurance retention per occurrence of $2 million for losses incurred during this policy period. Our captive insurance company, The Healthcare Insurance Corporation, has a self-insured retention of $13 million per occurrence. Claims in excess of $15 million per occurrence are reinsured up to $25 million. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies from major independent insurance companies, on a claims-made basis, subject to an aggregate limit of $275 million.

  •
  Policy periods prior to June 1, 2003—Our hospitals' self-insured retentions were generally $1 million to $2 million per occurrence. Our wholly owned insurance subsidiaries, Hospital Underwriting Group and The Healthcare Insurance Corporation, had self-insured retentions of $2 million and $3 million, respectively, per occurrence subject to a $50 million aggregate limit on Hospital Underwriting Group's policy periods prior to June 1, 2002. Claims in excess of these aggregate self-insured retentions per occurrence of $3 million and $5 million, respectively, are reinsured with major independent insurance companies up to $25 million. Claims in excess of $25 million are generally covered by our excess professional and general liability insurance policies, on a claims-made basis, subject to aggregate limits.

        If the $50 million aggregate limit on the Hospital Underwriting Group policy is exhausted in any policy period, we will be responsible for the first $25 million per occurrence of any claim before the excess professional and general liability insurance policy would apply. If the aggregate limit of any of our excess professional and general liability policies is paid, in whole or in part, it could deplete or reduce the excess limits available to pay any other material claims applicable to that policy period.

        We have sought recovery under our excess professional and general liability insurance policies for up to $275 million of our $395 million settlement, in December 2004, of the patient litigation related to Redding Medical Center, but our insurance carriers have raised objections to coverage under our policies. We are pursuing all means available against the insurance carriers in seeking coverage, including, where permitted, filing arbitration demands. If our policy aggregate limitations should be partially or fully exhausted in the future, our financial position, results of operations or cash flows could be materially adversely affected. Based on our actuarial review, we have provided for losses that exceed our self-insured retentions and, for the policy periods ended May 31, 2001 and 2002, are estimated to exceed the amount covered by Hospital Underwriting Group. Any losses not covered by or in excess of the amounts maintained under insurance policies will be funded from our working capital.

        Included in other operating expenses in the accompanying Consolidated Statements of Operations is malpractice expense of $228 million, $254 million and $239 million for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 15.    CLAIMS AND LAWSUITS

        During the past several years, we have been subject to a significant number of claims and lawsuits. Several of these matters were resolved in 2005 and 2004, and some have recently been resolved, as described below and in Part I, Item 3, Legal Proceedings, of this report. Also during the past several years, we became the subject of federal and state agencies' civil and criminal investigations and enforcement efforts, and received subpoenas and other requests from those agencies for information relating to a variety of subjects. While we cannot predict the likelihood of future claims or inquiries, we expect that new matters may be initiated against us from time to time.

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

        Currently pending legal proceedings and investigations that are not in the ordinary course of business are principally related to the subject matters set forth below:

1.
Physician Relationships—We and certain of our subsidiaries are under heightened scrutiny with respect to our hospitals' relationships with physicians. We believe that all aspects of our relationships with physicians are potentially under review. Proceedings in this area may be criminal, civil or both. After a federal grand jury indictment, Alvarado Hospital Medical Center, Inc. and Tenet HealthSystem Hospitals, Inc. (both Tenet subsidiaries) were put on trial in San Diego, California for allegedly illegal use of physician relocation, recruitment and consulting agreements. The trial judge declared a mistrial in the case after the members of the jury indicated that they were unable to reach a verdict, and he subsequently scheduled a second trial, which commenced on May 3, 2005. Jury deliberations in the case began in mid-November 2005 and, as of March 8, 2006, were still ongoing. Relocation agreements with physicians also are the subject of a criminal investigation by the U.S. Attorney's Office for the Central District of California, which served us and several of our subsidiaries with administrative subpoenas seeking documents related to physician relocation agreements at certain Southern California hospitals currently or formerly owned by our subsidiaries, as well as summary information about physician relocation agreements related to all of our hospital subsidiaries. In addition, physician relationships and other matters at several hospitals in Southern California, El Paso, Texas, New Orleans, Louisiana, St. Louis, Missouri and Memphis, Tennessee are the subject of ongoing federal investigations. We are also defending a qui tam action in Texas that alleges violations of the federal False Claims Act by our hospitals in El Paso arising out of: (1) alleged violations of the federal Anti-kickback Statute in connection with certain unspecified financial arrangements with physicians; and (2) the alleged manipulation of the hospitals' charges in order to increase outlier payments.

  On February 21, 2006, we announced that we had reached a broad agreement with the Attorney General of the State of Florida to settle several matters, including a Florida Medicaid Fraud Control Unit ("FMFCU") investigation into our Florida hospitals' relationships with physicians, physician assistants, therapists and management companies, as well as coding at our Florida hospitals. As part of the settlement, we will pay a total of $7 million, which we recorded as a charge in the quarter ended December 31, 2005.

2.
Pricing—We and certain of our subsidiaries are currently subject to government investigations and civil lawsuits arising out of pricing strategies at facilities owned or formerly owned by our subsidiaries. In that regard, federal government agencies are investigating whether outlier payments made to certain hospitals owned or formerly owned by our subsidiaries were paid in accordance with Medicare laws and regulations, and whether we omitted material facts concerning our outlier revenue from our public filings. Also, we have been named as a defendant in a civil case in federal district court in Miami filed as a purported class action by Boca Raton Community Hospital, principally alleging that Tenet's past pricing policies and receipt of Medicare outlier payments violated the federal Racketeer Influenced and Corrupt Organizations (RICO) Act, causing harm to the plaintiffs. On February 21, 2006, we announced that we had reached a broad agreement to settle, along with the FMFCU investigation described above and the investigation of Florida Medical Center discussed below, a similar civil RICO action filed by the Florida Attorney General and 13 Florida county hospital districts, health care systems and non-profit corporations. As stated above, as part of the settlement of all three of these matters, we will pay a total of $7 million, which we recorded as a charge in the quarter ended December 31, 2005.

  In addition, plaintiffs in California, Tennessee, Louisiana, Florida, South Carolina, Pennsylvania, Texas, Missouri and Alabama have brought class action lawsuits against us and certain of our subsidiaries in courts in those states alleging that they paid unlawful or unfair prices for prescription drugs or medical products or procedures at hospitals or other medical facilities currently or formerly operated by our subsidiaries. In March 2005, we announced a nationwide settlement of these cases and, in connection with the California action, on August 8, 2005, we received final court approval of the settlement. The settlement has two primary components: (1) injunctive relief governing our conduct prospectively for a period of four years; and (2) retrospective relief, including restitution and discounting of outstanding unpaid bills, for covered patients who were treated at our hospitals during the settlement class period (June 15, 1999 to December 31, 2004). We have also agreed to make a $4 million charitable contribution to a health-care-related charity specified by plaintiffs' counsel. As part of the settlement, we have made no admission of wrongdoing and we continue to deny the allegations made by plaintiffs in these actions. A notice of appeal of the judgment approving the settlement was filed in the California Court of Appeal by objectors to the settlement. However, in connection with our agreement in principle, on February 28, 2006, to settle two related pricing cases in South Carolina, the objectors to the nationwide settlement have agreed to withdraw their notice of appeal of the judgment approving the nationwide settlement. Once the notice of appeal is withdrawn, the nationwide settlement will become effective. Once the nationwide settlement becomes effective, we expect the similar actions in the other states to be dismissed to the extent that the claims in those cases fall within the scope of the release provided in the settlement. At December 31, 2005, we had an accrual of $30 million, recorded in 2004, as an estimated liability to address the potential resolution of these cases.

3.
Securities and Shareholder Matters—On January 12, 2006, we announced that we had reached agreements in principle to settle the federal securities class action and shareholder derivative litigation entitled In Re Tenet Healthcare Corporation Securities Litigation and In Re Tenet Healthcare

  Corporation Derivative Litigation, which are pending in U.S. District Court in Los Angeles and California Superior Court in Santa Barbara, respectively. If approved by the courts, the agreements would settle these matters. The Company has agreed to pay $215 million in cash to settle the securities class action. The funds will be disbursed to certain purchasers of Tenet securities according to a distribution plan to be devised and approved by the federal court. We expect that our directors' and officers' insurance will contribute approximately $75 million toward our total cost. Taking into account the insurance contribution, the net cost of the settlement to Tenet, without regard to an award of attorneys' fees in the shareholder derivative litigation, should be approximately $140 million, which we recorded as a charge in the quarter ended December 31, 2005. The parties to the settlements anticipate that the federal derivative litigation now pending in U.S. District Court in Los Angeles will be dismissed if the state court in Santa Barbara approves the settlement of the state derivative litigation.

  In addition, the SEC is conducting a formal investigation of whether the disclosures in our financial reports relating to Medicare outlier reimbursements and stop-loss payments under managed care contracts were misleading or otherwise inadequate, and whether there was any improper trading in our securities by certain of our current and former directors and officers. The SEC served a series of document requests and subpoenas for testimony on the Company, certain of our current and former employees, officers and directors, and our independent registered public accounting firm. On April 27, 2005, we announced that we had received a "Wells Notice" from the staff of the SEC in connection with this investigation, and that we had been informed that Wells Notices had also been issued to certain former senior executives of the Company who left their positions in 2002 and 2003. A Wells Notice indicates that the SEC's staff intends to recommend that the agency bring a civil enforcement action against the recipients for possible violations of federal securities laws. Recipients of Wells Notices have the opportunity to respond before the SEC's staff makes its formal recommendation on whether any action should be brought. We submitted a response on May 13, 2005.

  As previously disclosed, the SEC is also investigating allegations made by a former employee that inappropriate contractual allowances for managed care contracts may have been established at three California hospitals through at least fiscal year 2001. At the request of the audit committee of our board of directors, the board's independent outside counsel, Debevoise & Plimpton LLP ("Debevoise"), conducted an investigation of these allegations utilizing the forensic accounting services of Huron Consulting Group ("Huron"). This investigation was expanded and included determining whether similar issues might have affected other Tenet hospitals during the periods mentioned in the allegations and any other pertinent periods. Debevoise and Huron have completed their investigation and presented the results of their findings to the audit committee. Based on these findings, the audit committee determined that it would be necessary to restate our previously reported financial statements as described in Note 2. We are continuing to cooperate with the SEC with respect to its investigation, including responding to subsequent requests for voluntary production of documents, as well as a subpoena request for documents dated October 6, 2005, and have provided regular updates to the SEC as to the progress of the investigation.

4.
Redding Medical Center, Inc.—We recently agreed to settle a qui tam action brought under California Insurance Code Section 1871.7 et seq. Both the California Department of Insurance and the District Attorney of Shasta County, California declined to intervene in the action. Plaintiffs generally alleged that false claims for payments were made to private insurers for allegedly medically unnecessary procedures performed at Redding Medical Center (of which we sold certain hospital assets in July 2004), and also asserted a cause of action for "aiding and conspiring." We denied all material allegations and set forth numerous affirmative defenses. In November 2005, we agreed that the Tenet subsidiary that previously owned and operated Redding Medical Center would make a payment of $1 million to settle our portion of this case (which we recorded in the quarter ended December 31, 2005), in exchange for which plaintiffs have agreed to dismiss the entire action, including on behalf of the State of California, with prejudice and to release us from any and all claims relating to the action. As part of the settlement, we have made no admission of wrongdoing, and we continue to deny the allegations made by plaintiffs in this action. The action will be dismissed following execution of the settlement and release agreement and payment of the settlement.

5.
Medicare Coding—The Medicare coding practices at hospitals owned or formerly owned by our subsidiaries are also under increased scrutiny. The federal government in January 2003 filed a civil lawsuit against us and certain of our subsidiaries relating to hospital billings to Medicare for inpatient stays reimbursed pursuant to four particular diagnosis-related groups. The government in this lawsuit has alleged violations of the False Claims Act and various common law claims. Discovery is ongoing, and trials relating to the original complaint and two additional related complaints are set to begin March 6, 2007. At December 31, 2005, we had an accrual of $34 million, recorded in prior years, for this matter.

  In addition, we are cooperating with an investigation by the U.S. Attorney's Office for the Central District of California into coding, billing and cost reporting relating to the Comprehensive Cancer Center at our Desert Regional Medical Center.

6.
Other Matters

(a)
On October 27, 2003, David L. Dennis, our former chief financial officer and chief corporate officer, filed a demand for arbitration alleging that he was entitled to payments under a severance benefit plan that our board of directors adopted in January 2003. We contended that the severance benefit plan did not apply to Mr. Dennis, who resigned in November 2002. On February 28, 2006, Mr. Dennis withdrew his arbitration demand with prejudice, which brought an end to this matter.

(b)
On June 24, 2005, Thomas B. Mackey, our former chief operating officer, filed a demand for arbitration with the American Arbitration Association alleging that he is entitled to a lump sum payment under Tenet's Supplemental Executive Retirement Plan (SERP). The arbitration demand was brought against Tenet Healthcare Corporation Pension Administration Committee, Tenet Healthcare Corporation Supplemental Executive Retirement Plan, and Tenet Healthcare Corporation. We contend that the Pension Administration Committee properly denied Mr. Mackey's claim for a lump sum payment. Mr. Mackey is seeking approximately $7.8 million, less monthly payments made to date under the SERP, and attorneys' fees. Discovery has commenced, and the arbitrator has set March 30, 2006 as the date a hearing in this matter will begin.

(c)
On September 28, 2004, the court granted our petition to coordinate two pending wage and hour lawsuits in Los Angeles Superior Court in California. We will now be defending in a single court this proposed class action lawsuit alleging that our hospitals violated certain provisions of the California Labor Code and applicable California Industrial Welfare Commission Wage Orders with respect to (1) meal breaks, (2) rest periods, (3) the payment of compensation for meal breaks and rest periods not taken, (4) the payment of compensation and appropriate premiums for overtime (including the California Differential payments described below), (5) "rounding off" practices for time entries on timekeeping records and (6) the information shown on pay stubs. Plaintiffs are seeking back pay, statutory penalties and attorneys' fees, and seek to certify this action on behalf of virtually all nonexempt employees of our California subsidiaries. We contend that certification of a class in the action is not appropriate because our uniform policies comply with the applicable Labor Code and Wage Orders. In addition, we contend that each of these claims must be addressed individually based on its particular facts and, therefore, should not be subject to class certification.

  Two other proposed class actions pending in Southern California involve allegations regarding unpaid overtime. The lawsuits allege that our pay practices since 2000 for California-based 12-hour shift employees violate California overtime laws by virtue of the alleged failure to include certain payments known as Flexible (or California) Differential payments in the regular rate of pay that is used to calculate overtime pay. These payments are made to 12-hour shift employees when they do not work a shift that is exactly 12 hours. We contend that these differential payments need only be included in the regular rate of pay when they actually are paid (as opposed to merely being potentially payable), and that they always are included in the regular rate calculation in these circumstances. Plaintiffs in both cases are seeking back pay, statutory penalties and attorneys' fees.

  (d)
  We are cooperating with an investigation by the U.S. Attorney's Office in New Orleans, Louisiana of Peoples Health Network ("PHN"), an unconsolidated New Orleans health plan management services provider in which one of our subsidiaries holds a 50% membership interest, and Memorial Medical Center, a New Orleans hospital owned by one of our subsidiaries. Subpoenas issued to PHN in 2003 sought various PHN-related corporate records, as well as information on patients who were admitted to a rehabilitation unit and members for whom inpatient rehabilitation services were ordered, recommended or requested, and subsequently denied. The subpoenas also sought documents related to payments to and contractual matters concerning physicians and others, third-party reviews of denials of services and certain medical staff committees and other medical staff entities. A subpoena issued to PHN in September 2004 sought various documents, including medical policies and practice guidelines, and an additional subpoena issued to PHN in April 2005 sought documents related to PHN's appeal and grievance policies and member disenrollment, as well as information on PHN members who were admitted to a long-term acute care facility. We continue to provide certain information as requested by the government.

  (e)
  We were notified in mid-2004 that subpoenas had been issued to the buyer of two of our former hospitals, Twin Rivers Regional Medical Center in Missouri and John W. Harton Regional Medical Center in Tennessee. We retained certain liabilities in connection with the sale of these hospitals in November 2003. The Twin Rivers subpoena sought documents for the period from 1999 through 2003 pertaining to a number of cardiac care patients. The Harton subpoena sought a variety of documents, primarily financial, for the period from June 2000 through 2003. In addition, we are cooperating with voluntary requests from the U.S. Attorney's Office in St. Louis, Missouri seeking, among other things, documents regarding physician relocation agreements at four St. Louis area hospitals—two of which we no longer own—as well as Twin Rivers. The voluntary requests also seek additional information regarding certain admissions and medical procedures at Twin Rivers.

  (f)
  In May 2003, the Internal Revenue Service completed an examination of our federal income tax returns for fiscal years ended May 31, 1995, 1996 and 1997 and issued a Revenue Agent's Report in which it proposed to assess an aggregate tax deficiency for the three-year audit period of $157 million plus interest. During 2005, we recorded adjustments of $41 million ($38 million in continuing operations and $3 million in discontinued operations) to reduce our estimated liability for interest related to audit contingencies as a result of the resolution of several disputed issues. Among these issues was a disputed adjustment with respect to the timing of the recognition of income for tax purposes pertaining to Medicare and Medicaid net revenues, which we resolved by agreeing to spread the impact of the disputed adjustment over fiscal years ended May 31, 1995 through May 31, 2002. During the third quarter of 2005, we paid approximately $8 million of tax and interest to settle the issues that are no longer in dispute.

  After the settlement, the tax liability that remains in dispute for fiscal years ended May 31, 1995, 1996 and 1997 is approximately $67 million, for which the Internal Revenue Service issued a statutory notice of tax deficiency in the fourth quarter of 2005. We intend to contest the tax deficiency notice through formal litigation in Tax Court. Interest expense (approximately $69 million through December 31, 2005, before any federal or state tax benefit) will continue to accrue until the case is resolved. The principal issues that remain in dispute include the deductibility of a portion of the civil settlement we paid to the federal government in 1994 related to our discontinued psychiatric hospital business and the computation of depreciation expense with respect to certain capital expenditures incurred during the foregoing fiscal years. We presently cannot determine the ultimate resolution of the remaining disputed items. We have fully provided for all tax exposures, including interest, related to those disputed items.

  The Internal Revenue Service has commenced an examination of our tax returns for fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002. We presently cannot determine the ultimate resolution of this examination. We have provided for all tax matters, including interest, related to all periods ended after May 31, 1997.

  (g)
  On March 1, 2005, we received a voluntary request for documents from the Florida Attorney General's Medicaid Fraud Control Unit office in Ft. Lauderdale seeking medical records and billing information for certain Medicaid patients admitted to the psychiatric unit of our Florida Medical Center hospital in Ft. Lauderdale from January 2004 through February 2005, as well as certain information concerning patients admitted to the hospital under the Baker Act, a Florida state law that governs the involuntary admission of psychiatric patients to a hospital. On February 21, 2006, we announced that we had reached a broad agreement with the Florida Attorney General to settle this matter, along with the Florida Medicaid investigation and the Florida Attorney General's civil RICO action described above. As stated above, as part of the settlement of all three of these matters, we will pay a total of $7 million, which we recorded as a charge in the quarter ended December 31, 2005.

  (h)
  In connection with an investigation into patient deaths that occurred at various hospitals and nursing homes following Hurricane Katrina, the Louisiana Attorney General's Office is conducting a review of events that occurred during the hurricane at two Tenet hospitals in New Orleans. The hospitals, Memorial Medical Center and Lindy Boggs Medical Center, have both been closed since September 2, 2005 because of damage from the hurricane. On October 1, 2005, representatives of the Louisiana Attorney General's Office conducted a search of Memorial's campus pursuant to a search warrant issued by an Orleans Parish state judge on September 30, 2005. Certain records and other materials were removed, including materials from an independently owned long-term acute care facility on Memorial's campus, which is managed and operated under separate license by LifeCare Holdings Inc., which is not affiliated with us. The Attorney General's Office also issued subpoenas to Tenet and Memorial requesting documents pertaining to the matters under investigation and events occurring at the hospital during and after the hurricane. In addition, the Attorney General has subpoenaed certain individuals he wishes to question on these matters, including a number of Tenet employees. We are cooperating with the Louisiana Attorney General's Office with respect to this matter.

        In addition to the matters described above, our hospitals are subject to claims and lawsuits in the ordinary course of business. The largest category of these relates to medical malpractice. One recently filed medical malpractice case involves six individuals who claim they are former patients of Memorial Medical Center in New Orleans and who allege, on behalf of themselves and a purported class of other Memorial patients and their family members, damages as a result of injuries sustained during Hurricane Katrina. In addition to disputing the merits of the allegations in the suit, we contend that certification of a class in this action is not appropriate and that each of these cases must be adjudicated independently. We will, therefore, oppose class certification and vigorously defend the hospital in this matter.

        Also, we and our subsidiaries are from time to time engaged in disputes with managed care payers. For the most part, we believe the issues raised in these contract interpretation and rate disputes are commonly encountered by other providers in the health care industry.

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

        The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the years ended December 31, 2005, 2004 and 2003:

		Additions charged to:
	Balances at Beginning of Period	Costs of Litigation and Investigations	Other(1)	Cash Payments	Other(2)	Balances at End of Period
Year ended December 31, 2005
Continuing operations	$40	$212	$—	$(56)	$112	$308
Discontinued operations	—	—	5	—	—	5

	$40	$212	$5	$(56)	$112	$313

Year ended December 31, 2004
Continuing operations	$203	$74	$25	$(262)	$—	$40
Discontinued operations	—	395	8	(403)	—	—

	$203	$469	$33	$(665)	$—	$40

Year ended December 31, 2003
Continuing operations	$6	$282	$16	$(101)	$—	$203
Discontinued operations	—	—	—	—	—	—

	$6	$282	$16	$(101)	$—	$203

(1)
Charges are included in other operating expenses in the Consolidated Statements of Operations. The discontinued operations charges were recorded as adjustments to net operating revenues within income (loss) from operations of asset group.
(2)
Other items primarily include the reclassification of reserves established in prior years, including $34 million related to the Medicare coding matter, and the $75 million reduction in the litigation and investigation expense recorded to accrue the estimated minimum liability for securities and shareholder matters, which represents the amount expected to be recovered from our insurance carriers that has been classified as a receivable in other current assets in the Consolidated Balance Sheet as of December 31, 2005.

        For the years ended December 31, 2005, 2004 and 2003, we recorded total costs of $217 million, $502 million and $298 million, respectively, in connection with significant legal proceedings and investigations, including $5 million and $403 million in 2005 and 2004, respectively, that were reflected in discontinued operations. The 2005 expenses consisted primarily of $140 million for the net settlement of securities and derivative lawsuits, $7 million in final settlement of matters related to Redding Medical Center, $7 million to settle the Florida Attorney General matters, and legal and other costs to defend ourselves in other ongoing lawsuits, in particular the Alvarado trial and the SEC investigation. The December 31, 2004 costs include the fourth quarter settlement and payment of the Redding Medical Center patient litigation and a $30 million accrual of an estimated liability to address the potential resolution of a number of civil lawsuits arising out of pricing strategies at facilities owned or formerly owned by our subsidiaries. The December 31, 2003 costs included an award of $163 million for contract damages to a former executive. The award was paid in March 2004 and included in the 2004 cash payments. Also included in 2003 is the $54 million settlement with the United States and the State of California related to Redding Medical Center, which was recorded in June 2003 and paid in August 2003.

NOTE 16.    INCOME TAXES

        The provision for income taxes for the years ended December 31, 2005, 2004 and 2003 consists of the following:

	Years ended December 31
	2005	2004	2003
		Restated(1)	Restated(1)
Current tax expense (benefit):
Federal	$(29)	$(123)	$317
State	4	7	48

	(25)	(116)	365
Deferred tax expense (benefit):
Federal	(28)	383	(561)
State	(34)	19	(78)

	(62)	402	(639)

	$(87)	$286	$(274)

(1)
Tax expense (benefit) for the years ended December 31, 2004 and 2003 has been restated as a result of the adjustments described in Note 2.

        A reconciliation between the amount of reported income tax expense (benefit) and the amount computed by multiplying loss from continuing operations before income taxes by the statutory federal income tax rate is shown below:

	Years ended December 31
	2005	2004	2003
		Restated(1)	Restated(1)
Tax provision (benefit) at statutory federal rate of 35%	$(248)	$(568)	$(488)
State income taxes, net of federal income tax benefit	(17)	(19)	(19)
Nondeductible asset impairment charges	—	268	229
Change in valuation allowance	218	586	—
Change in tax contingency reserves, including interest	(27)	14	(8)
Other items	(13)	5	12

	$(87)	$286	$(274)

(1)
Tax expense (benefit) for the years ended December 31, 2004 and 2003 have been restated as a result of the adjustments described in Note 2.

        Income tax benefit in the year ended December 31, 2005 included a net benefit of $27 million reflecting changes in tax contingency reserves, $38 million of which benefit was attributable to federal and state tax contingencies that were resolved during the year, offset by $11 million of interest accrued on the unresolved remaining contingencies. Included in the 2005 benefit of $13 million in other items above is a net benefit of $7 million to adjust the estimated provision for federal and state taxes to actual amounts based on filed tax returns, of which $18 million was recorded in the fourth quarter of 2005.

        Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

The following table discloses those significant components of our deferred tax assets and liabilities, including any valuation allowance:

	December 31, 2005		December 31, 2004
	Assets	Liabilities	Assets	Liabilities
			Restated(1)
Depreciation and fixed-asset differences	$—	$622	$—	$555
Reserves related to discontinued operations and restructuring charges	31	—	39	—
Receivables (doubtful accounts and adjustments)	151	—	206	—
Accruals for retained insurance risks	365	—	280	—
Intangible assets	38	—	37	—
Other long-term liabilities	46	—	26	—
Benefit plans	169	—	146	—
Other accrued liabilities	113	—	37	—
Investments and other assets	6	—	37	—
Net operating loss carryforwards	429	—	153	—
Stock options	243	—	184	—
Other items	—	11	6	—

	1,591	633	1,151	555
Valuation allowance	(1,063)	—	(789)	—

	$528	$633	$362	$555

(1)
Deferred tax assets and the valuation allowance as of December 31, 2004 have been restated as a result of the adjustments described in Note 2.

        At December 31, 2005, the valuation allowance on our deferred tax assets was $1.063 billion. During 2005, the valuation allowance was increased by $274 million, of which $218 million was recorded in continuing operations, $40 million in discontinued operations, $6 million in cumulative effect of change in accounting principle and $10 million in other comprehensive loss.

        Income tax expense in the year ended December 31, 2004 included the impact of establishing the $789 million valuation allowance for our deferred tax assets during the fourth quarter of 2004. Approximately $586 million of this valuation allowance was recorded as income tax expense in continuing operations and $203 million was recorded as income tax expense in discontinued operations.

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

        At December 31, 2005, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss carryforwards of approximately $1.188 billion expiring in 2024 and 2025, (2) approximately $6 million in alternative minimum tax credits with no expiration, and (3) general business credit carryforwards of approximately $10 million expiring in 2023-2025.

        In May 2003, the Internal Revenue Service completed an examination of our federal income tax returns for fiscal years ended May 31, 1995, 1996 and 1997 and issued a Revenue Agent's Report in which it proposed to assess an aggregate tax deficiency for the three-year audit period of $157 million plus interest. During 2005, we recorded adjustments of $41 million ($38 million in continuing operations and $3 million in discontinued operations) to reduce our estimated liability for interest related to audit contingencies as a result of the resolution of several disputed issues. Among these issues was a disputed adjustment with respect to the timing of the recognition of income for tax purposes pertaining to Medicare and Medicaid net revenues, which we resolved by agreeing to spread the impact of the disputed adjustment over fiscal years ended May 31, 1995 through May 31, 2002. As a result of resolving these disputed issues, our tax liability for fiscal years May 31, 1995, 1996 and 1997 has been reduced by $67 million from $157 million to approximately $90 million. Approximately $23 million of the remaining $90 million is attributable to the issues that are no longer in dispute, and approximately $67 million is attributable to issues that are still in dispute. During the third quarter of 2005, we paid approximately $8 million of tax and interest to settle the issues that are no longer in dispute, which was comprised of tax of approximately $23 million plus accrued interest of approximately $15 million, less prior payments of $30 million.

        After the settlement, the tax liability that remains in dispute for fiscal years ended May 31, 1995, 1996 and 1997 is approximately $67 million, for which the Internal Revenue Service issued a statutory notice of tax deficiency in the fourth quarter of 2005. We intend to contest the tax deficiency notice through formal litigation in Tax Court. Interest expense (approximately $69 million through December 31, 2005, before any federal or state tax benefit) will continue to accrue until the case is resolved. The principal issues that remain in dispute include the deductibility of a portion of the civil settlement we paid to the federal government in 1994 related to our discontinued psychiatric hospital business and the computation of depreciation expense with respect to certain capital expenditures incurred during the foregoing fiscal years. We presently cannot determine the ultimate resolution of the remaining disputed items. We have fully provided for all tax exposures, including interest, related to those disputed items.

        The Internal Revenue Service has commenced an examination of our tax returns for fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002. We presently cannot determine the ultimate resolution of this examination. We have provided for all tax matters, including interest, related to all periods ended after May 31, 1997.

NOTE 17.    EMPLOYEE RETIREMENT PLANS

        Substantially all of our employees, upon qualification, are eligible to participate in a defined contribution 401(k) plan. Under the plan, employees may contribute 1% to 25% of their eligible compensation, and we match such contributions annually up to a maximum percentage for participants actively employed as of December 31. Prior to July 1, 2004, we matched such contributions each pay period. Our contributions to the plan were approximately $84 million, $86 million and $77 million for the years ended December 31, 2005, 2004 and 2003, respectively. Such amounts are reflected in salaries, wages and benefits in the Consolidated Statements of Operations. The increase in 2004 is due to more employees participating in the plan and an increase in the maximum company matching percentage from 3% to 5%. Effective January 1, 2006, we reduced the matching percentage from 5% to 3%.

        Certain of our current and former executives participate in Supplemental Executive Retirement Plans ("SERPs"). The SERPs have been actuarially valued by an independent third party and the expense associated with the SERPs is being accrued and classified as salaries, wages and benefits in the accompanying Consolidated Statements of Operations. During the year ended December 31, 2005, we recorded an additional minimum liability of $40 million, with an offset to intangible assets of $12 million and accumulated other comprehensive income of $28 million, in accordance with the actuarial calculations. As of December 31, 2005, the liability under the SERPs was $249 million, of which $12 million was recorded in other current liabilities and $237 was recorded in other long-term liabilities. There are no plan assets associated with the SERPs.

NOTE 18.    REPURCHASES OF COMMON STOCK

        With authorization from our board of directors to repurchase up to 66,263,100 shares of our common stock, we repurchased, from July 2001 through June 30, 2003, a total of 48,734,599 shares as shown in the following table:

Quarter ended	Number of Shares	Cost	Average Cost per Share
September 30, 2001	5,055,750	$188	$37.15
December 31, 2001	1,500,000	58	38.87
March 31, 2002	7,500,000	296	38.99
June 30, 2002	4,125,000	173	41.70
September 30, 2002	2,791,500	119	42.35
December 31, 2002	15,290,850	381	24.76
March 31, 2003	6,000,000	110	18.28
June 30, 2003	6,471,499	98	15.14

Total	48,734,599	$1,423	$29.21

        The repurchased shares are held as treasury stock. We have not purchased, nor do we intend to purchase, any shares from our directors, officers or employees. We have not made any repurchases of common stock since June 30, 2003. We have issued shares to be held by our benefit plan administrator that are reported as treasury shares until released to our employees as a result of restricted stock unit grants, which entitle employees to receive shares of our common stock in the future.

NOTE 19.    ACQUISITIONS OF FACILITIES

        During the year ended December 31, 2003, our subsidiaries acquired one cancer hospital and certain other health care entities, as shown in the table below:

	Year ended December 31, 2003
Number of hospitals	1	(a)
Number of licensed beds	60
Purchase price information:
Fair value of assets acquired	$19
Liabilities assumed	—

Net assets acquired	19
Other health care entities	20

Net cash paid	$39

Goodwill	$5

(a)
USC Kenneth Norris Jr. Cancer Hospital, which is a 60-bed cancer hospital located on the campus of USC University Hospital.

        On June 1, 2002, we adopted SFAS 142. Under this new accounting standard, goodwill is no longer amortized, but is subject to impairment tests performed at least annually. All of the goodwill related to the above acquisitions is expected to be fully deductible for income tax purposes.

NOTE 20.    LOSS PER COMMON SHARE

        All potentially dilutive securities were excluded from the calculation of diluted loss per share for the years ended December 31, 2005, 2004 and 2003 because we reported a loss from continuing operations in each of those periods. In circumstances where we have a loss from continuing operations, the effect of employee stock options (or any other dilutive securities) is anti-dilutive, that is, losses have the effect of making the diluted loss per share from continuing operations less than the basic loss per share from continuing operations. Had we generated net income from continuing operations in these periods, the effect (in thousands) of employee stock options and restricted stock units on the diluted shares calculation would have been an increase in shares of 1,264 shares for the year ended December 31, 2005, 491 shares for December 31, 2004 and 258 shares for the year ended December 31, 2003.

        Stock options (in thousands) whose exercise price exceeded the average market price of our common stock, and therefore, would not have been included in the computation of diluted shares if we had generated net income from continuing operations were 39,900 shares, 47,396 shares and 38,032 shares for the years ended December 31, 2005, 2004 and 2003, respectively. The decrease in options whose exercise price exceeded the average market price is due primarily to the exchange of stock options for restricted stock units as described in Note 8.

NOTE 21.    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts of cash and cash equivalents, accounts receivable, current portion of long-term debt, accounts payable, and accrued interest payable approximate fair value because of the short maturity of these instruments. The carrying values of investments, both short-term and long-term (excluding investments accounted for by the equity method), are reported at fair value. Long-term receivables are carried at cost and are not materially different from their estimated fair values. The fair value of our long-term debt is based on quoted market prices. At December 31, 2005 and 2004, the estimated fair value of our long-term debt was approximately 96.1% and 100.6%, respectively, of the carrying value of the debt.

NOTE 22.    RELATED PARTY TRANSACTIONS

        One of our previous board members was also the president of Saint Louis University ("SLU"). As a result of our 1998 acquisition of the SLU Hospital, we entered into a 30-year Academic Affiliation Agreement with SLU and in connection therewith paid SLU $32 million in the year ended December 31, 2003. As of May 2004, SLU is no longer considered a related party.

        Effective June 28, 2003, Broadlane, Inc. was deconsolidated due to the Share Repurchase described below. We currently hold a 47% interest in Broadlane, which is accounted for under the equity method. We have entered into the following agreements with Broadlane:

  •
  Management Outsourcing Agreement—We retained Broadlane to manage all functions of corporate materials management for us and each of our hospitals. We have also appointed Broadlane as our exclusive contracting and group-purchasing agent. This agreement, as amended, was entered into on December 9, 1999 for a 10-year term. Under the agreement, Broadlane earned administrative fees of approximately $21 million, $20 million and $10 million for the years ended December 31, 2005 and 2004, and the period June 28, 2003 through December 31, 2003, respectively, on contracted purchases made by our hospitals.

  •
  Office Lease Guarantees—During 2000, we entered into agreements to guarantee Broadlane's office building leases in Dallas and San Francisco for the original terms through April 2011 and November 2010, respectively. The remaining minimum lease payments for these leases total approximately $18 million as of December 31, 2005.

  •
  Other Service and Consulting Agreements—Since 2002, we have entered into multiple consulting agreements with Broadlane pursuant to which Broadlane provides diagnostic, sourcing and implementation services. Broadlane has also entered into agreements with several of our facilities to provide capital expenditure planning services. Further, Broadlane has performed additional services to reduce costs in both the supply chain and in nontraditional areas (such as recruiting and transcription) under our total cost management initiatives. We incurred approximately $14.1 million, $15.3 million and $4.4 million of expenses for the years ended December 31, 2005 and 2004, and the period June 28, 2003 through December 31, 2003, respectively, for these services.

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

NOTE 23.    RECENTLY ISSUED ACCOUNTING STANDARDS

        The following summarizes noteworthy recently issued accounting standards:

  •
  SFAS No. 123R (Revised 2004), "Share-Based Payment" ("SFAS 123R"), was issued in December 2004, and replaces SFAS 123, "Accounting for Stock-Based Compensation" and supersedes APB 25, "Accounting for Stock Issued to Employees." In April 2005, the SEC adopted a final rule amending the compliance date. The accounting provisions of SFAS 123R will be effective for us beginning January 1, 2006.

    After evaluating the fair value valuation techniques allowed under SFAS 123R, we determined the model that we will use to estimate the fair value of stock options granted after the adoption of this standard will be a lattice model. We believe that the adoption of SFAS 123R will not have a material impact on our financial position or results of operations.

  •
  In November 2005, the FASB Staff issued FASB Staff Position ("FSP") FIN 45-3, "Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners." This FSP amends FASB Interpretation No. 45 and clarifies the accounting and disclosure requirements for minimum revenue guarantees granted to others. This FSP is effective for new minimum revenue guarantees issued or modified on or after January 1, 2006. The disclosure requirements, however, are effective for the year ended December 31, 2005 (see Note 7).

NOTE 24.    IMPACT OF HURRICANES

        Katrina—All five of our hospitals and several imaging centers in the New Orleans area and our hospital in Mississippi suffered considerable damage from Hurricane Katrina in late August 2005. All but one of the hospitals required complete evacuation. Four of the six hospitals have since reopened, but are operating at reduced levels due to damage, ongoing remediation efforts, staffing issues caused by the lack of available housing for physicians, nurses and staff, and the overall impact of the hurricane on the Gulf Coast area. The timing of recovery for these hospitals to resume full operations is unknown. We completed our preliminary assessment of the financial impact caused by the hurricane on our Louisiana and Mississippi operations, and recorded approximately $52 million in costs in the six months ended December 31, 2005, comprised of $33 million of relief pay and other employee-related expenses, $11 million in inventory and other working capital write-offs, and approximately $8 million in evacuation and other costs. We also recorded an impairment charge of $79 million for the write-down of damaged long-lived assets at these hospitals and imaging centers, net of $64 million of insurance proceeds for property damage from our insurance carriers received prior to December 31, 2005. We also recorded an impairment charge of $61 million based on estimates of future cash flows, which reflect the results of operations as impacted by Hurricane Katrina. Any future insurance proceeds from insurance claims related to property damage and business interruption will be recorded as insurance recoveries in the Consolidated Statement of Operations.

        We have property, business interruption and related insurance coverage to mitigate the financial impact of these types of catastrophic events that is subject to deductible provisions based on the terms of the policies. These policies, which are on an occurrence basis and cover the period April 1, 2005 through March 31, 2006, provide up to $1 billion in coverage per occurrence and are subject to deductible provisions, exclusions and limits. One such limit, totaling $250 million per occurrence and in the aggregate, relates to flood losses as defined in the insurance policies. If significant portions of the losses at our facilities are determined to be caused by flood, flood damage limits under our insurance policies for any future damages to any of our hospitals during the remainder of the policy period may be partially or fully exhausted. If existing flood policy limits should be partially or fully exhausted as a result of Hurricane Katrina and ensuing events, and we were to sustain a subsequent flood loss, and if we cannot or do not obtain additional coverage, our financial position, results of operations or cash flows could be materially adversely affected.

        Wilma—All fourteen of our general hospitals in Florida sustained varying degrees of damage from Hurricane Wilma in late October 2005, including roof damage, damaged windows and water intrusion. All of the hospitals remained open and operational on regular power or emergency generators during the storm. We recorded an impairment charge of $14 million for the write-down of damaged long-lived assets at these hospitals and associated operations and approximately $3 million in repair costs.

SUPPLEMENTAL FINANCIAL INFORMATION

SELECTED QUARTERLY FINANCIAL DATA
(UNAUDITED—See accompanying accountant's report)

	Year ended December 31, 2005
	First		Second		Third		Fourth
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Net operating revenues	$2,499	$2,501	$2,421	$2,420	$2,387	$2,394	$2,299
Net loss	$(3)	$(4)	$(21)	$(33)	$(408)	$(401)	$(286)
Loss per share:
Basic	$(0.01)	$(0.01)	$(0.04)	$(0.07)	$(0.87)	$(0.85)	$(0.61)
Diluted	$(0.01)	$(0.01)	$(0.04)	$(0.07)	$(0.87)	$(0.85)	$(0.61)
	Year ended December 31, 2004
	First		Second		Third		Fourth
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Net operating revenues	$2,574	$2,576	$2,505	$2,510	$2,428	$2,420	$2,412	$2,402
Net loss	$(122)	$(119)	$(426)	$(423)	$(70)	$(77)	$(2,022)	$(2,187)
Loss per share:
Basic	$(0.26)	$(0.26)	$(0.91)	$(0.91)	$(0.15)	$(0.17)	$(4.33)	$(4.68)
Diluted	$(0.26)	$(0.26)	$(0.91)	$(0.91)	$(0.15)	$(0.17)	$(4.33)	$(4.68)

        The unaudited quarterly financial data previously reported for the first quarter of 2004 through the third quarter of 2005 has been restated as a result of the adjustments described in Note 2.

        Quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly trends in patient accounts receivable collectibility and associated provisions for doubtful accounts; the timing and magnitude of price changes; fluctuations in contractual allowances, including the impact of the discounting components of our Compact; changes in Medicare regulations; Medicaid funding levels set by the states in which we operate; levels of malpractice expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses and costs related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and valuation allowances; the timing and amounts of stock option and restricted stock unit grants to employees, directors and others; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: (1) the business environment of local communities; (2) the number of uninsured and underinsured individuals in local communities treated at our hospitals; (3) seasonal cycles of illness; (4) climate and weather conditions; (5) physician recruitment, retention and attrition; (6) local health care competitors; (7) managed care contract negotiations or terminations; (8) unfavorable publicity, which impacts relationships with physicians and patients; and (9) the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and interim chief financial officer. Based upon that evaluation, the chief executive officer and interim chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in alerting them in a timely manner to material information related to the Company (including its consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Certain information regarding (1) security ownership of certain beneficial owners and management, (2) securities authorized for issuance under equity compensation plans and (3) related stockholder matters will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and such information is incorporated by reference to the definitive proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Certain information regarding transactions with management and other related parties can be found in Note 22 to the accompanying Consolidated Financial Statements. Additional information will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and such information is incorporated by reference to the definitive proxy statement.

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

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

        The Consolidated Financial Statements to be included in Part II, Item 8, can be found on pages 85 through 137.

FINANCIAL STATEMENT SCHEDULES

        Schedule II—Valuation and Qualifying Accounts (included on page 146).

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

    (g)
    Eighth Supplemental Indenture, dated as of January 28, 2005, between the Registrant and The Bank of New York, as Trustee, relating to 9 1/4% Senior Notes due 2015 (Incorporated by reference to Exhibit 4(g) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed March 8, 2005)

  (10)
  Material Contracts

  (a)
  Credit Agreement (One-Year Letter of Credit Facility), dated as of December 31, 2004, among the Registrant, the Lenders thereto, Citicorp USA, Inc. as Syndication Agent, and Bank of America, N.A. as Administrative Agent and LC Issuing Bank (Incorporated by reference to Exhibit 10(c) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed March 8, 2005)

  (b)
  First Amendment to Credit Agreement (One-Year Letter of Credit Facility), dated as of March 16, 2005, among the Registrant, the Subsidiary Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated March 16, 2005, filed March 22, 2005)

  (c)
  Second Amendment to Credit Agreement (Letter of Credit Facility), dated as of August 18, 2005, among the Registrant, the Subsidiary Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005, filed September 20, 2005)

  (d)
  Letter from the Registrant to Trevor Fetter, dated November 7, 2002 (Incorporated by reference to Exhibit 10(k) to Registrant's Transition Report on Form 10-K for the seven-month transition period ended December 31, 2002, filed May 15, 2003)

  (e)
  Restricted Stock Agreement, dated as of January 21, 2003, between Trevor Fetter and the Registrant (Incorporated by reference to Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2003, filed April 14, 2003)

  (f)
  Letter from the Registrant to Trevor Fetter dated September 15, 2003 (Incorporated by reference to Exhibit 10(l) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed November 10, 2003)

  (g)
  Letter from the Registrant to Reynold Jennings, dated January 30, 2004 (Incorporated by reference to Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004)

  (h)
  Letter from the Registrant to Tim Pullen, dated November 17, 2003

  (i)
  Letter from the Registrant to Tim Pullen, dated January 3, 2006

  (j)
  Letter from the Registrant to E. Peter Urbanowicz, dated December 22, 2003 (Incorporated by reference to Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004)

  (k)
  Letter from the Registrant to Dr. Jennifer Daley, dated October 20, 2003

  (l)
  Form of Indemnification Agreement entered into with each of the Registrant's directors (Incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005, filed on November 1, 2005)

    (m)
    Tenet Executive Severance Protection Plan (Incorporated by reference to Exhibit 10(p) to Registrant's Transition Report on Form 10-K for the seven-month transition period ended December 31, 2002, filed May 15, 2003)

    (n)
    Board of Directors Retirement Plan, effective January 1, 1985, as amended August 18, 1993, April 25, 1994 and July 30, 1997 (Incorporated by reference to Exhibit 10(q) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed on November 10, 2003)

    (o)
    Tenet Healthcare Corporation Fifth Amended and Restated Supplemental Executive Retirement Plan

    (p)
    Seventh Amended and Restated Tenet 2001 Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated February 14, 2006, filed February 17, 2006)

    (q)
    Tenet 2006 Deferred Compensation Plan (Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K, dated February 14, 2006, filed February 17, 2006)

    (r)
    Tenet Healthcare Corporation Second Amended and Restated 1994 Directors Stock Option Plan (Incorporated by reference to Exhibit 10(s) to Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2001, filed August 21, 2001)

    (s)
    1991 Stock Incentive Plan (Incorporated by reference to Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2001, filed August 21, 2001)

    (t)
    Amended and Restated 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10(s) to Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2002, filed August 14, 2002)

    (u)
    First Amended and Restated Tenet Healthcare Corporation 1999 Broad-Based Stock Incentive Plan (Incorporated by reference to Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 2002, filed August 14, 2002)

    (v)
    Third Amended and Restated Tenet Healthcare Corporation 2001 Stock Incentive Plan (Incorporated by reference to Exhibit (d)(1) to Registrant's Tender Offer Statement on Schedule TO, filed on May 27, 2005)

    (w)
    Form of Stock Award used to evidence grants of stock options and/or restricted units under the Third Amended and Restated Tenet Healthcare Corporation 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K, dated February 14, 2006, filed February 17, 2006)

    (x)
    Tenet Healthcare Corporation 2001 Annual Incentive Plan (Incorporated by reference to Appendix B to Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders held on October 10, 2001, filed August 21, 2001)

  (21)
  Subsidiaries of the Registrant

  (23)
  Consent of KPMG LLP

  (31)
  Rule 13a-14(a)/15d-14(a) Certifications

  (a)
  Certification of Trevor Fetter, President and Chief Executive Officer

  (b)
  Certification of Timothy L. Pullen, Interim Chief Financial Officer, Executive Vice President and Chief Accounting Officer

  (32)
  Section 1350 Certifications of Trevor Fetter, President and Chief Executive Officer, and Timothy L. Pullen, Interim Chief Financial Officer, Executive Vice President and Chief Accounting Officer

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENET HEALTHCARE CORPORATION
Date: March 9, 2006	By:	/s/ TIMOTHY L. PULLEN Timothy L. Pullen Interim Chief Financial Officer, Executive Vice President and Chief Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 9, 2006	By:	/s/ TREVOR FETTER Trevor Fetter President, Chief Executive Officer and Director (Principal Executive Officer)
Date: March 9, 2006	By:	/s/ TIMOTHY L. PULLEN Timothy L. Pullen Interim Chief Financial Officer (Principal Financial Officer) Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: March 9, 2006	By:	/s/ BRENDA J. GAINES Brenda J. Gaines Director
Date: March 9, 2006	By:	/s/ KAREN M. GARRISON Karen M. Garrison Director
Date: March 9, 2006	By:	/s/ EDWARD A. KANGAS Edward A. Kangas Director
Date: March 9, 2006	By:	/s/ J. ROBERT KERREY J. Robert Kerrey Director
Date: March 9, 2006	By:	/s/ FLOYD D. LOOP Floyd D. Loop, M.D. Director

Date: March 9, 2006	By:	/s/ RICHARD R. PETTINGILL Richard R. Pettingill Director
Date: March 9, 2006	By:	/s/ JAMES A. UNRUH James A. Unruh Director
Date: March 9, 2006	By:	/s/ J. MCDONALD WILLIAMS J. McDonald Williams Director

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In Millions)

		Additions charged to:
	Balance at Beginning of Period	Costs and Expenses(1)(2)	Other Accounts	Deductions(3)	Other Items(4)	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2005	$688	$726	$—	$(819)	$(1)	$594
Year ended December 31, 2004(5)	$496	$1,554	$—	$(1,350)	$(12)	$688
Year ended December 31, 2003(5)	$350	$1,575	$—	$(1,429)	$—	$496
Valuation allowance for deferred tax assets
Year ended December 31, 2005	$789	$258	$16	$—	$—	$1,063
Year ended December 31, 2004(5)	$—	$789	$—	$—	$—	$789

(1)
Includes amounts charged to loss from discontinued operations.
(2)
Before considering recoveries on accounts or notes previously written off.
(3)
Accounts written off.
(4)
Primarily beginning balances for purchased business, net of balances of businesses sold.
(5)
Amounts have been restated as a result of the adjustments described in Note 2 to the Consolidated Financial Statements.