Form 10-Q/A
period 2005-03-31
TENET HEALTHCARE CORP
filed 2006-04-06
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).     Large accelerated filer ☒ Accelerated filer ☐          Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of March 31, 2005, there were 468,563,558 shares of common stock outstanding.

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A to Tenet Healthcare Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 3, 2005 (the “Original Form 10-Q”), to reflect the restatements of our Condensed Consolidated Balance Sheet at March 31, 2005 and our Condensed Consolidated Statements of Operations, Comprehensive Income (Loss) and Cash Flows for the three months ended March 31, 2005 and 2004, and the related notes.

We reported the decision to restate this information in a Current Report on Form 8-K/A, which we filed with the SEC on March 9, 2006. The decision to restate was based on the findings of an independent investigation conducted by the audit committee of our board of directors. Part I of this Form 10-Q/A contains more information about these restatements in “Note 14 - Restatement of Financial Statements,” which accompanies the Condensed Consolidated Financial Statements in Item 1.

Although this Form 10-Q/A contains the Original Form 10-Q in its entirety, it amends and restates only Items 1 and 2 of Part I and Exhibits 31(a), 31(b) and 32, referred to in Item 6 of Part II, of the Original Form 10-Q, in each case solely as a result of and to reflect the restatements. No other information in the Original Form 10-Q is amended hereby. This Form 10-Q/A has been repaginated and references to “Form 10-Q” have been revised to refer to “Form 10-Q/A” as applicable.

Except for the amended information referred to above, this Form 10-Q/A continues to present information as of May 3, 2005, and we have not updated or modified the disclosures herein for events that occurred after that date. Events occurring after the filing date of the Original Form 10-Q, and other disclosures necessary to reflect subsequent events, have not been addressed other than in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”), which we filed with the SEC on March 9, 2006.  The 2005 Form 10-K includes our restated Consolidated Financial Statements as of December 31, 2004. All balances as of December 31, 2004 presented in this report reflect the restated amounts as presented in the 2005 Form 10-K. For further information on the restated Consolidated Balance Sheet as of December 31, 2004, refer to the audited Consolidated Financial Statements and notes in the 2005 Form 10-K.

i

TENET HEALTHCARE CORPORATION

ii

PART I.

ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

	March 31 2005	December 31 2004
	Restated (See Note 14)
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$1,497	$654
Restricted cash	263	263
Investments in debt securities	112	117
Accounts receivable, less allowance for doubtful accounts ($683 at March 31, 2005 and $688 at December 31, 2004)	1,591	1,692
Inventories of supplies, at cost	190	188
Income tax receivable	—	530
Deferred income taxes	112	118
Assets held for sale	63	114
Other current assets	289	320
Total current assets	4,117	3,996
Investments and other assets	298	296
Property and equipment, at cost, less accumulated depreciation and amortization ($2,652 at March 31, 2005 and $2,574 at December 31, 2004)	4,817	4,820
Goodwill	800	800
Other intangible assets, at cost, less accumulated amortization ($107 at March 31, 2005 and $101 at December 31, 2004)	178	169
	$10,210	$10,081
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$19	$41
Accounts payable	774	937
Accrued compensation and benefits	347	390
Professional liability reserves	111	115
Accrued interest payable	96	96
Accrued legal settlement costs	45	40
Other current liabilities	451	495
Total current liabilities	1,843	2,114
Long-term debt, net of current portion	4,782	4,395
Professional liability reserves	609	590
Other long-term liabilities and minority interests	969	972
Deferred income taxes	284	311
Total liabilities	8,487	8,382
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 522,666,277 shares issued at March 31, 2005 and 521,132,853 shares issued at December 31, 2004	26	26
Additional paid-in capital	4,278	4,251
Accumulated other comprehensive loss	(13)	(13)
Accumulated deficit	(1,087)	(1,083)
Less common stock in treasury, at cost, 54,102,719 shares at March 31, 2005 and 53,896,498 shares at December 31, 2004	(1,481)	(1,482)
Total shareholders’ equity	1,723	1,699
	$10,210	$10,081

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions,

Except Per-Share Amounts

(Unaudited)

	Three Months Ended March 31
	2005	2004
	Restated (See Note 14)
Net operating revenues	$2,501	$2,576
Operating expenses:
Salaries and benefits	1,124	1,091
Supplies	457	434
Provision for doubtful accounts	167	277
Other operating expenses	527	531
Depreciation	90	90
Amortization	6	5
Restructuring charges	9	9
Costs of litigation and investigations	8	10
Loss from early extinguishment of debt	15	—
Operating income	98	129
Interest expense	(101)	(77)
Investment earnings	9	4
Minority interests	(3)	(5)
Income from continuing operations, before income taxes	3	51
Income tax benefit (expense)	17	(24)
Income from continuing operations, before discontinued operations	20	27
Discontinued operations:
Loss from operations of asset group	(39)	(78)
Impairment of long-lived assets and goodwill, and restructuring charges	(7)	(137)
Net gain (loss) on sales of asset group	22	(2)
Income tax benefit (expense)	—	71
Loss from discontinued operations	(24)	(146)
Net loss	$(4)	$(119)
Earnings (loss) per common share and common equivalent share
Basic
Continuing operations	$0.04	$0.05
Discontinued operations	(0.05)	(0.31)
	$(0.01)	$(0.26)
Diluted
Continuing operations	$0.04	$0.05
Discontinued operations	(0.05)	(0.31)
	$(0.01)	$(0.26)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	468,047	465,296
Diluted	468,947	465,590

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Dollars in Millions

(Unaudited)

	Three Months Ended March 31
	2005	2004
	Restated (See Note 14)
Net loss	$(4)	$(119)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(2)
Unrealized losses on securities held as available for sale	(1)	—
Reclassification adjustments for losses included in net loss	1	1
Other comprehensive loss before income taxes	—	(1)
Income tax benefit (expense) related to items of other comprehensive loss	—	—
Other comprehensive loss	—	(1)
Comprehensive loss	$(4)	$(120)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	Three Months Ended March 31
	2005	2004
	Restated (See Note 14)
Net loss	$(4)	$(119)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	96	95
Provision for doubtful accounts	167	277
Deferred income tax expense (benefit)	(18)	24
Stock-based compensation charges	13	21
Impairment of long-lived assets and goodwill, and restructuring charges	9	9
Loss from early extinguishment of debt	15	—
Pre-tax loss from discontinued operations	24	217
Other items	3	4
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses and sales of facilities:
Accounts receivable	(194)	(331)
Inventories and other current assets	16	37
Income taxes payable	536	(101)
Accounts payable, accrued expenses and other current liabilities	(195)	(84)
Other long-term liabilities	17	44
Payments against reserves for restructuring charges and litigation costs and settlements	(14)	(179)
Net cash provided by operating activities from discontinued operations, excluding income taxes	45	27
Net cash provided by (used in) operating activities	516	(59)
Cash flows from investing activities:
Purchases of property and equipment:
Continuing operations	(96)	(81)
Discontinued operations	—	(6)
Construction of new hospitals	—	(27)
Net cash released from escrow accounts to fund construction costs	—	38
Proceeds from sales of facilities, long-term investments and other assets	71	63
Investment in hospital authority bonds	—	(2)
Other items, including expenditures related to prior-year purchases of new businesses	3	(41)
Net cash used in investing activities	(22)	(56)
Cash flows from financing activities:
Sale of new senior notes	773	—
Repurchases of senior notes	(413)	—
Payments of borrowings	(22)	(1)
Proceeds from exercise of stock options	8	2
Other items	3	2
Net cash provided by financing activities	349	3
Net increase (decrease) in cash and cash equivalents	843	(112)
Cash and cash equivalents at beginning of period	654	619
Cash and cash equivalents at end of period	$1,497	$507
Supplemental disclosures:
Interest paid, net of capitalized interest	$(94)	$(53)
Income tax refunds received (payments made), net	$537	$(25)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  BASIS OF PRESENTATION

This amended quarterly report for Tenet Healthcare Corporation (together with our subsidiaries, referred to as “Tenet,” the “Company,” “we” or “us”) supplements our Annual Report on Form 10-K for the year ended December 31, 2004 (“Annual Report”) that we filed with the Securities and Exchange Commission (“SEC”) on March 8, 2005.   As permitted by the SEC for interim reporting, we have omitted certain footnotes and disclosures that substantially duplicate those in our Annual Report. For further information, refer to the audited consolidated financial statements and footnotes included in our Annual Report.

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

The principal components of accounts receivable are shown in the table below:

	March 31 2005	December 31 2004
	Restated (See Note 14)
Continuing Operations:
Patient accounts receivable	$2,104	$2,075
Allowance for doubtful accounts	(574)	(568)
Estimated future recovery of accounts in collection	88	100
Net cost report settlements payable and valuation allowance	(104)	(118)
	1,514	1,489
Discontinued Operations—Accounts receivable, net of allowance for doubtful accounts ($109 at March 31, 2005 and $120 at December 31, 2004)	77	203
Accounts receivable, less allowance for doubtful accounts	$1,591	$1,692

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

We have classified $52 million and $101 million of the assets of the hospitals included in discontinued operations as “held for sale” in current assets in the accompanying Condensed Consolidated Balance Sheets at March 31, 2005 and December 31, 2004, respectively. These assets consist primarily of property and equipment, including the associated deferred tax assets, net of valuation allowance, and are recorded at the lower of the asset’s carrying amount or its fair value less costs to sell. The fair value estimates were derived from independent appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows. Because we do not intend to sell the accounts receivable of the asset group, these receivables, less the related allowance for doubtful accounts, are included in our consolidated net accounts receivable in the accompanying Condensed Consolidated Balance Sheets. At March 31, 2005 and December 31, 2004, the net accounts receivable for these hospitals was $77 million and $203 million, respectively.

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

Net operating revenues and loss before taxes reported in discontinued operations for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31
	2005	2004
	Restated (See Note 14)
Net operating revenues	$156	$786
Loss before taxes	(24)	(217)

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

The following table summarizes information about our outstanding stock options at March 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$6.25 to $10.16	134,116	2.7 years	$7.63	132,116	$7.74
$10.17 to $20.34	30,918,783	6.4 years	14.88	18,697,749	16.17
$20.35 to $30.50	11,743,111	5.3 years	27.50	11,593,111	27.49
$30.51 to $40.67	8,466,547	5.8 years	40.38	8,466,547	40.38
$40.68 to $50.84	137,850	6.8 years	44.24	127,850	43.96
	51,400,407	6.1 years	$22.02	39,017,373	$24.85

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

	Shares Outstanding	Issued Par Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity

Balances at December 31, 2004	467,236	$26	$4,251	$(13)	$(1,083)	$(1,482)	$1,699
Restated net loss	—	—	—	—	(4)	—	(4)
Other comprehensive loss	—	—	—	—	—	—	—
Issuance of common stock	398	—	2	—	—	1	3
Stock options exercised, including tax benefit	930	—	9	—	—	—	9
Stock-based compensation expense	—	—	16	—	—	—	16
Restated balances at March 31, 2005	468,564	$26	$4,278	$(13)	$(1,087)	$(1,481)	$1,723

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

In addition to the reserves recorded by the above insurance subsidiaries, we maintain self-insured retention reserves based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage (i.e., self-insured retentions). Reserves for losses and related expenses are estimated using expected loss-reporting patterns and are discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity composite rate of 4.0% at March 31, 2005 and 3.6% at March 31, 2004 based on our estimated claims payout period. If actual payments of claims materially exceed projected estimates of claims, our financial position, results of operations or cash flows could be materially adversely affected. Also, we provide letters of credit to our insurers as security under a selected number of programs to collateralize the deductible and self-insured retentions under our professional and general liability insurance programs, which can be drawn upon under certain circumstances. At March 31, 2005, the current and long-term professional and general liability reserves on our Condensed Consolidated Balance Sheet were approximately $720 million.

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

NOTE 11  INCOME TAXES

Income taxes in the three months ended March 31, 2005 included the following: (1) a $22 million income tax benefit in continuing operations to reduce the valuation allowance for our deferred tax assets and (2) income tax expense of $7 million in discontinued operations to increase the valuation allowance. A $789 million valuation allowance for our deferred tax assets was initially recorded in the fourth quarter of 2004. We assess the realization of our deferred tax assets quarterly to determine whether an adjustment to the income tax valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, we determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized. Based on our assessment of the realization of our deferred tax assets and the balance of those deferred tax assets, which are adjusted each quarter for changes in temporary differences, an adjustment of the valuation allowance is recorded each quarter.  Given the magnitude of our valuation allowance, our future income/losses could result in a significant adjustment to this valuation allowance.

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

	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended March 31, 2005:
Income available to common shareholders for basic earnings per share	$20	468,047	$0.04
Effect of dilutive stock options	—	900	—
Income available to common shareholders for diluted earnings per share	$20	468,947	$0.04
Three Months Ended March 31, 2004:
Restated income available to common shareholders for basic earnings per share	$27	465,296	$0.05
Effect of dilutive stock options	—	294	—
Restated income available to common shareholders for diluted earnings per share	$27	465,590	$0.05

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

NOTE 14  RESTATEMENT OF FINANCIAL STATEMENTS

As previously disclosed, the SEC is investigating allegations made by a former Tenet employee that inappropriate contractual allowances for managed care contracts may have been established at three California hospitals through at least fiscal year 2001. At the request of the audit committee of our board of directors, the board’s independent outside counsel, Debevoise & Plimpton LLP (“Debevoise”), conducted an independent accounting investigation of these allegations utilizing the forensic accounting services of Huron Consulting Group (“Huron”). Based on the investigation findings, on January 17, 2006, the audit committee determined that it was necessary to restate our previously reported financial statements for the years ended December 31, 2004 and 2003.

In addition, during the 2005 year-end close, we determined that components of our deferred tax valuation allowance were incorrectly recorded in 2004.  As a result, on February 15, 2006, the audit committee also determined that it was necessary to restate our previously reported 2004 financial statements for this error.

On March 1, 2006, the audit committee determined that due to additional adjustments (see category 3 below) resulting from the final independent accounting investigation report, it was necessary to further restate our financial statements for 2004 and periods back to and including the fiscal year ended May 31, 1999.  Since the financial statements for these periods were already being restated, we also recorded audit differences that were previously considered immaterial.  On March 1, 2006, the audit committee also determined that the impact of the 2004 audit differences on our 2005 quarterly periods necessitated a restatement of our previously reported financial statements for the 2005 quarterly periods.

As a result of the restatement, originally reported net loss was increased by $1 million ($0.00 per share) for the quarter ended March 31, 2005 and decreased by $3 million ($0.00 per share) for the quarter ended March 31, 2004. The cumulative impact of errors related to periods prior to 2005 of $153 million has been reflected as a prior period adjustment to retained earnings as of December 31, 2004. For further information on the effect of the restatement adjustments on the December 31, 2004 Consolidated Balance Sheet, refer to the audited Consolidated Financial Statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2005.  All of the amounts included in this report reflect these restated financial results.

The restatement adjustments specifically impacting the periods in this Form 10-Q/A are summarized into the following categories:

(1)	Certain contractual allowances and related other reserves, primarily for managed care accounts receivable, lacked adequate supporting documentation or were otherwise inappropriate.

(2)	Certain revenues related to managed care payers in bankruptcy should have been recognized in earlier periods.

(3)

Certain prior period reserves released during 2005 and 2004 should have been released as of 2002 or earlier. Such prior period reserves related primarily to reserves for bad debt, litigation costs, restructuring charges and other reserves related to business combinations and acquisitions and sales of assets and facilities, and previously capitalized start-up costs.

(4)	Our estimated professional and general liability reserves were not adequately decreased in 2004 as a result of a management decision that the effect of this audit difference was considered immaterial.

(5)

Certain of the prior period restatement adjustments increased taxable income reported in years that are currently under audit by the Internal Revenue Service. Other long-term liabilities have been increased by $52 million as of December 31, 2004 to reflect increased income taxes payable for those prior taxable years. Certain of the restatement adjustments reduced taxable income and our net operating loss carryforward was increased. The corresponding deferred tax valuation allowance that was established in 2004 was increased by the same amount.

(6)	A component of the deferred tax valuation allowance established in 2004 was incorrectly charged against additional paid-in capital rather than income tax expense.

The following table reconciles the net loss and loss per share as originally reported to amounts as reported for applicable periods with reference to the above adjustment categories:

	Quarters Ended March 31
	2005		2004
	Amount	EPS	Amount	EPS
Net loss, as originally reported	$(3)	$—	$(122)	$(0.26)
Adjustments resulting from the investigation, before tax:
Unsupported or inappropriate contractual allowances(1)
Net operating revenues	2	—	3	—
Timing of revenue recognition(2)
Net operating revenues	—	—	(1)	—
Release of prior period reserves(3)
Provision for doubtful accounts	(9)	(0.02)	—	—
Other operating expenses	7	0.02	—	—
	—	—	2	—
Income tax effect of the above adjustments	—	—	(1)	—
Total impact on net loss from continuing operations	—	—	1	—

Unsupported or inappropriate contractual allowances(1)
Net operating revenues	—	—	3	—
Provision for doubtful accounts	(1)	—	—	—
Timing of revenue recognition(2)
Net operating revenues	—	—	1	—
Total adjustments to loss from discontinued operations, before income taxes	(1)	—	4	—
Income tax effect of discontinued operations adjustments	—	—	(2)	—
Total impact on net loss from discontinued operations	(1)	—	2	—
Net loss, as restated	$(4)	$—	$(119)	$(0.26)

The following tables set forth the net effects of these restatement adjustments on our Consolidated Financial Statements:

Consolidated Statements of Operations

	Quarters Ended March 31
	2005	2004

Net operating revenues	$2	$2
Operating expenses:
Provision for doubtful accounts	9	—
Other operating expenses	(7)	—
Income from continuing operations, before income taxes	—	2
Income tax (expense) benefit	—	(1)
Income from continuing operations, before discontinued operations	—	1
Discontinued operations:
Income (loss) from operations of asset group	(1)	4
Income tax (expense) benefit	—	(2)
Income (loss) from discontinued operations	(1)	2
Net income (loss)	$(1)	$3
Basic and diluted earnings (loss) per common share
Continuing operations	$0.00	$(0.01)
Discontinued operations	(0.00)	0.01
	$(0.00)	$0.00

Consolidated Balance Sheet

March 31, 2005
ASSETS
Accounts receivable, less allowance for doubtful accounts(1) (2)	$(4)
Total current assets	(4)
Other intangible assets, net(1)	(1)
Total assets	$(5)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Professional liability reserves(4)	$(23)
Total current liabilities	(23)
Other long-term liabilities and minority interests(5)	52
Total liabilities	29

Additional paid-in capital(6)	120
Retained earnings (deficit)	(154)
Total shareholders’ equity	(34)
Total liabilities and shareholders’ equity	$(5)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•                  We have refinanced certain of our debt and increased liquidity, as well as overall long-term indebtedness, through several debt placements over the last two years, such that our next major scheduled maturity of debt is now in December 2011.

•                  Cash provided by operating activities was $516 million during the quarter ended March 31, 2005, which included an income tax refund of $537 million.

•                  Earnings per diluted share from continuing operations decreased $0.01 to $0.04.

The table below shows the pretax and after-tax impact on continuing operations of (1) restructuring charges, (2) costs of litigation and investigations, (3) loss from early extinguishment of debt and (4) adjustments to the valuation allowance for deferred tax assets for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31
	2005	2004
		Restated (See Note 14)
Restructuring charges	$(9)	$(9)
Costs of litigation and investigations	(8)	(10)
Loss from early extinguishment of debt	(15)	—
Pretax impact	$(32)	$(19)
Deferred tax asset valuation allowance	$22	$—
Total after-tax impact	$1	$(12)
Diluted per-share impact of above items	$—	$(0.03)
Diluted earnings per share, including above items	$0.04	$0.05

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

The table below shows the sources of net patient revenues for our general hospitals, expressed as percentages of net patient revenues from all sources:

	Three Months Ended March 31
	2005	2004	Increase (Decrease)(1)
	Restated (See Note 14)
Medicare	28.2%	25.9%	2.3%
Medicaid	8.1%	7.4%	0.7%
Managed care(2)	50.6%	49.6%	1.0%
Indemnity, self-pay and other	13.1%	17.1%	(4.0)%

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

Annual Update to the Medicare Inpatient Prospective Payment System

Under Medicare law, CMS is required annually to update certain rules governing prospective payments for hospitals. The updates generally become effective October 1, the beginning of the FFY. On April 25, 2005, CMS issued the Proposed Changes to the Hospital Inpatient Prospective Payment Systems and FFY 2006 Rates (“Proposed Rule”). The proposed changes include:

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

Medicare

The major components of our net patient revenues for services provided to patients enrolled in the Traditional Medicare Plan for the three months ended March 31, 2005 and 2004, are set forth in the table below:

	Three Months Ended March 31
Revenue Descriptions	2005	2004

Diagnosis-related group-operating	$393	$380
Diagnosis-related group-capital	41	41
Outlier	20	14
Outpatient	108	110
Disproportionate share	58	54
Direct Graduate and Indirect Medical Education	33	30
Psychiatric, rehabilitation and skilled nursing facilities – inpatient and other	43	47
Adjustments for valuation allowance and prior-year cost report settlements	1	(16)
Total Medicare net patient revenues	$697	$660

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

RESULTS OF OPERATIONS

The following two tables show a summary of our net operating revenues, operating expenses and operating income or loss from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31
	2005	2004
	Restated (See Note 14)
Net operating revenues:
General hospitals	$2,444	$2,521
Other operations	57	55
Net operating revenues	2,501	2,576
Operating expenses:
Salaries and benefits	1,124	1,091
Supplies	457	434
Provision for doubtful accounts	167	277
Other operating expenses	527	531
Depreciation	90	90
Amortization	6	5
Impairment and restructuring charges	9	9
Costs of litigation and investigations	8	10
Loss from early extinguishment of debt	15	—
Operating income	$98	$129

	Three Months Ended March 31
	2005	2004
	Restated (See Note 14) (% of Net Operating Revenues)
Net operating revenues:
General hospitals	97.7%	97.9%
Other operations	2.3%	2.1%
Net operating revenues	100.0%	100.0%
Operating expenses:
Salaries and benefits	44.9%	42.4%
Supplies	18.3%	16.8%
Provision for doubtful accounts	6.7%	10.8%
Other operating expenses	21.1%	20.6%
Depreciation	3.6%	3.5%
Amortization	0.2%	0.2%
Impairment and restructuring charges	0.4%	0.3%
Costs of litigation and investigations	0.3%	0.4%
Loss from early extinguishment of debt	0.6%	—%
Operating income	3.9%	5.0%

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

The table below shows certain selected historical operating statistics for our continuing general hospitals:

	Three Months Ended March 31
	2005	2004	Increase (Decrease)
	Restated (See Note 14) (Dollars in Millions, Except Per Patient Day, Per Admission and Per Visit Amounts)

Net inpatient revenues(2)	$1,701	$1,706	(0.3)%
Net outpatient revenues(2)	$709	$779	(9.0)%
Number of general hospitals (at end of period)	69	67	2	(1)
Licensed beds (at end of period)	17,941	17,770	1.0%
Average licensed beds	17,924	17,770	0.9%
Utilization of licensed beds(5)	57.9%	58.4%	(0.5	)% (1)
Patient days	934,203	943,597	(1.0)%
Equivalent patient days(4)	1,291,165	1,297,396	(0.5)%
Net inpatient revenue per patient day	$1,821	$1,808	0.7%
Admissions(3)	178,458	179,459	(0.6)%
Equivalent admissions(4)	248,225	248,361	(0.1)%
Net inpatient revenue per admission	$9,532	$9,506	0.3%
Average length of stay (days)	5.2	5.3	(0.1	)(1)
Surgeries	123,101	126,288	(2.5)%
Net outpatient revenue per visit	$515	$513	0.4%
Outpatient visits	1,376,156	1,517,078	(9.3)%

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

The table below shows certain selected historical operating statistics for our continuing general hospitals on a same-hospital basis as of March 31, 2005 (these statistics exclude two general hospitals, Centennial Medical Center and St. Francis Hospital—Bartlett, which both opened in 2004):

	Three Months Ended March 31
	2005	2004	Increase (Decrease)
	Restated (See Note 14) (Dollars in Millions, Except Per Patient Day, Per Admission and Per Visit Amounts)

Net inpatient revenues	$1,690	$1,706	(0.9)%
Net outpatient revenues	$699	$779	(10.3)%
Number of general hospitals (at end of period)	67	67	—(1)
Average licensed beds	17,713	17,770	(0.3)%
Patient days	928,388	943,597	(1.6)%
Net inpatient revenue per patient day	$1,820	$1,808	0.7%
Admissions	177,261	179,459	(1.2)%
Net inpatient revenue per admission	$9,534	$9,506	0.3%
Average length of stay (days)	5.2	5.3	(0.1	) (1)
Net outpatient revenue per visit	$512	$513	(0.2)%
Outpatient visits	1,364,012	1,517,078	(10.1)%

REVENUES

During the three months ended March 31, 2005, we reported net operating revenues from continuing operations of $2.5 billion compared to $2.6 billion in the three months ended March 31, 2004.  Outpatient visits, patient days and admissions from our continuing general hospitals were lower during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 by 9.3%, 1.0% and 0.6%, respectively. We believe the following factors are contributing to the decline in our inpatient and outpatient volume levels: (a) loss of volume to competing health care providers, (b) physician recruitment, retention and attrition, (c) managed care contract negotiations or terminations and (d) negative publicity about us as a result of lawsuits and government investigations, which impacts our relationships with physicians and patients. Our inpatient and outpatient volume levels were also impacted by the sale or closure of certain home health agencies, hospices, clinics, and skilled nursing and rehabilitation units beginning in the second quarter of 2004.

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

SALARIES AND BENEFITS

Salaries and benefits expense as a percentage of net operating revenue was 44.9% and 42.4% for the three months ended March 31, 2005 and 2004, respectively. The increases in salaries and benefits expense during these periods can be attributed to the wage and benefit pressures created by the current nursing shortage in many of our markets, state-mandated nurse-staffing ratios, standard merit increases for our employees, increased health and other benefit costs, increased labor union activity at certain of our hospitals, and our lower net operating revenues in 2005, which was due in part to the discounting of self-pay accounts under the Compact, described above, and lower volume levels. In particular, a decline in patient volumes that reduces net operating revenues increases the percentage as a result of certain fixed staffing costs that are not reduced when volumes decrease.

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

SUPPLIES

Supplies expense as a percentage of net operating revenue was 18.3% and 16.8% for the three months ended March 31, 2005 and 2004, respectively. The increase in supplies expense was primarily attributable to higher orthopedic, pharmaceutical, pacemaker and implants supply costs. In many cases, the higher costs are associated with new products or technology used to provide a higher quality of care to our patients.  In addition, further contributing to the percentage increase was the decline in net operating revenues due to discounting of self-pay accounts under the Compact described above.

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

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts as a percentage of net operating revenue was 6.7% and 10.8% for the three months ended March 31, 2005 and 2004, respectively.

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

The provision for doubtful accounts in the quarter ended March 31, 2005 was also slightly lower than our past several quarters due in part to improved collections, which resulted in accounts receivable days outstanding (“AR Days”) from continuing operations decreasing to 54 days at March 31, 2005, compared to 57 days at December 31, 2004. AR Days at March 31, 2005 is within our target of below 60 days. This amount is calculated as our accounts receivable from continuing operations on that date divided by our revenue from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

We manage our provision for doubtful accounts using hospital specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections and (3) accounts receivable aging. The following tables present the approximate aging by payer of our continuing operations’ net accounts receivable of $1.618 billion and $1.607 billion, excluding cost report settlements and valuation allowances of $104 million and $118 million, at March 31, 2005 and December 31, 2004, respectively:

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

The following table shows the approximate amount of net accounts receivable classified as Medicaid pending, still awaiting determination of eligibility at March 31, 2005 and December 31, 2004, by aging category:

	March 31	December 31
	2005	2004
0-60 days	$69	$48
61-120 days	31	26
121-180 days	14	13
Over 180 days(1)	—	—
Total	$114	$87

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

OPERATING INCOME

Operating expenses were 96.1% of net operating revenues in the three months ended March 31, 2005, compared to 95.0% the same period in 2004. Lower net operating revenues, higher salaries and benefits expense, supply costs and loss from early extinguishment of debt, were partially offset by a lower provision for doubtful accounts, malpractice expense and costs of litigation and investigations.

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

	Three Months Ended March 31, 2005
	GAAP Amounts	Compact Adjustments	Non-GAAP Amounts
	Restated (See Note 14)
	(Dollars in Millions, Except Per Admission and Per Visit Amounts)
Net operating revenues	$2,501	$155	$2,656
Operating expenses:
Salaries and benefits	1,124	—	1,124
Supplies	457	—	457
Provision for doubtful accounts	167	143	310
Other operating expenses	527	—	527

As a percent of net operating revenues
Net operating revenues	100.0%		100.0%
Operating expenses:
Salaries and benefits	44.9%		42.3%
Supplies	18.3%		17.2%
Provision for doubtful accounts	6.7%		11.7%
Other operating expenses	21.1%		19.8%

Continuing general hospitals
Net inpatient revenue	$1,701	$80	$1,781
Net outpatient revenue	$709	$75	$784
Admissions	178,458		178,458
Outpatient visits	1,376,156		1,376,156
Net inpatient revenue per admission	$9,532	$448	$9,980
Net outpatient revenue per visit	$515	$54	$569

Same-hospital
Net inpatient revenue	$1,690	$80	$1,770
Net outpatient revenue	$699	$75	$774
Admissions	177,261		177,261
Outpatient visits	1,364,012		1,364,012
Net inpatient revenue per admission	$9,534	$451	$9,985
Net outpatient revenue per visit	$512	$55	$567

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

Our obligations to make future cash payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees and standby letters of credit, are summarized in the table below, as of March 31, 2005:

		Years ending December 31
	Total	2005	2006	2007	2008	2009	Later Years
Long-term debt	$4,883	$17	$2	$2	$1	$—	$4,861
Capital lease obligations	28	2	2	20	1	1	2
Long-term non-cancelable operating leases	688	121	151	136	113	60	107
Standby letters of credit and guarantees	273	227	11	9	8	6	12
Purchase commitments	419	411	2	1	1	1	3
Total	$6,291	$778	$168	$168	$124	$68	$4,985

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

TENET HEALTHCARE CORPORATION (Registrant)

Date: April 5, 2006	By:	/s/ TIMOTHY L. PULLEN
Timothy L. Pullen Interim Chief Financial Officer (Principal Financial Officer) Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)