Form 10-Q/A
period 2005-06-30
TENET HEALTHCARE CORP
filed 2006-04-06
CIK 70318

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

TENET HEALTHCARE CORPORATION

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A to Tenet Healthcare Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, which was originally filed with the Securities and Exchange Commission (the “SEC”) on September 20, 2005 (the “Original Form 10-Q”), to reflect the restatements of our Condensed Consolidated Balance Sheet at June 30, 2005 and our Condensed Consolidated Statements of Operations, Comprehensive Income (Loss) and Cash Flows for the three and six months ended June 30, 2005 and 2004, and the related notes.

We reported the decision to restate this information in a Current Report on Form 8-K/A, which we filed with the SEC on March 9, 2006. The decision to restate was based on the findings of an independent investigation conducted by the audit committee of our board of directors. Part I of this Form 10-Q/A contains more information about these restatements in “Note 15 - Restatement of Financial Statements,” which accompanies the Condensed Consolidated Financial Statements in Item 1.

Although this Form 10-Q/A contains the Original Form 10-Q in its entirety, it amends and restates only Items 1 and 2 of Part I, Item 1 of Part II and Exhibits 31(a), 31(b) and 32, referred to in Item 6 of Part II, of the Original Form 10-Q, in each case solely to update the status of the previously disclosed SEC investigation of our contractual allowances and to reflect the restatements. No other information in the Original Form 10-Q is amended hereby. This Form 10-Q/A has been repaginated and references to “Form 10-Q” have been revised to refer to “Form 10-Q/A” as applicable.

Except for the amended information referred to above, this Form 10-Q/A continues to present information as of September 20, 2005, and we have not updated or modified the disclosures herein for events that occurred after that date. Events occurring after the filing date of the Original Form 10-Q, and other disclosures necessary to reflect subsequent events, have not been addressed other than in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”), which we filed with the SEC on March 9, 2006. The 2005 Form 10-K includes our restated Consolidated Financial Statements as of December 31, 2004. All balances as of December 31, 2004 presented in this report reflect the restated amounts as presented in the 2005 Form 10-K. For further information on the restated Consolidated Balance Sheet as of December 31, 2004, refer to the audited Consolidated Financial Statements and notes in the 2005 Form 10-K.

i

TENET HEALTHCARE CORPORATION
TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Financial Statements	1
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	50

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	51
Item 4.	Submission of Matters to a Vote of Security Holders	55
Item 6.	Exhibits	55

ii

PART I.

ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in Millions

	June 30 2005	December 31 2004
ASSETS	Restated (See Note 15) (Unaudited)
Current Assets:
Cash and cash equivalents	$1,594	$654
Restricted cash	263	263
Investments in marketable debt securities	75	117
Accounts receivable, less allowance for doubtful accounts ($642 at June 30, 2005 and $688 at December 31, 2004)	1,499	1,692
Inventories of supplies, at cost	193	188
Income tax receivable	—	530
Deferred income taxes	104	118
Assets held for sale	74	114
Other current assets	321	320
Total current assets	4,123	3,996
Investments and other assets	300	296
Property and equipment, at cost, less accumulated depreciation and amortization ($2,722 at June 30, 2005 and $2,574 at December 31, 2004)	4,849	4,820
Goodwill	800	800
Other intangible assets, at cost, less accumulated amortization ($114 at June 30, 2005 and $101 at December 31, 2004)	180	169
Total assets	$10,252	$10,081

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20	$41
Accounts payable	744	937
Accrued compensation and benefits	412	390
Professional liability reserves	132	115
Accrued interest payable	125	96
Accrued legal settlement costs	128	40
Other current liabilities	415	495
Total current liabilities	1,976	2,114
Long-term debt, net of current portion	4,784	4,395
Professional liability reserves	600	590
Other long-term liabilities and minority interests	910	972
Deferred income taxes	273	311
Total liabilities	8,543	8,382
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 524,638,110 shares issued at June 30, 2005 and 521,132,853 shares issued at December 31, 2004	26	26
Additional paid-in capital	4,294	4,251
Accumulated other comprehensive loss	(12)	(13)
Accumulated deficit	(1,120)	(1,083)
Less common stock in treasury, at cost, 55,684,146 shares at June 30, 2005 and 53,896,498 shares at December 31, 2004	(1,479)	(1,482)
Total shareholders’ equity	1,709	1,699
Total liabilities and shareholders’ equity	$10,252	$10,081

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions,

Except Per-Share Amounts

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	Restated (See Note 15)
Net operating revenues	$2,420	$2,510	$4,921	$5,086
Operating expenses:
Salaries, wages and benefits	1,114	1,089	2,238	2,180
Supplies	447	425	904	859
Provision for doubtful accounts	153	482	320	759
Other operating expenses	547	587	1,074	1,118
Depreciation	86	90	176	180
Amortization	6	5	12	10
Impairment and restructuring charges (credits)	(4)	24	5	33
Costs of litigation and investigations	11	9	19	19
Loss from early extinguishment of debt	—	5	15	5
Operating income (loss)	60	(206)	158	(77)
Interest expense	(102)	(74)	(203)	(151)
Investment earnings	15	3	24	7
Minority interests	(3)	—	(6)	(5)
Net gain on sales of long-term investments	—	6	—	6
Loss from continuing operations, before income taxes	(30)	(271)	(27)	(220)
Income tax benefit	18	103	35	79
Income (loss) from continuing operations, before discontinued operations	(12)	(168)	8	(141)
Discontinued operations:
Loss from operations of asset group	(20)	(123)	(59)	(201)
Impairment of long-lived assets and goodwill, and restructuring charges	(1)	(269)	(8)	(406)
Net gain on sales of asset group	—	31	22	29
Income tax benefit	—	106	—	177
Loss from discontinued operations	(21)	(255)	(45)	(401)
Net loss	$(33)	$(423)	$(37)	$(542)
Earnings (loss) per common share and common equivalent share
Basic
Continuing operations	$(0.03)	$(0.36)	$0.02	$(0.30)
Discontinued operations	(0.04)	(0.55)	(0.10)	(0.86)
	$(0.07)	$(0.91)	$(0.08)	$(1.16)
Diluted
Continuing operations	$(0.03)	$(0.36)	$0.02	$(0.30)
Discontinued operations	(0.04)	(0.55)	(0.10)	(0.86)
	$(0.07)	$(0.91)	$(0.08)	$(1.16)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	468,758	465,922	468,403	465,609
Diluted	468,758	465,922	469,635	465,609

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Dollars in Millions

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	Restated (See Note 15)
Net loss	$(33)	$(423)	$(37)	$(542)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(2)	—	(4)
Unrealized gains (losses) on securities held as available for sale	1	(1)	—	(1)
Reclassification adjustments for realized (gains) losses included in net loss	—	(5)	1	(4)
Other comprehensive income (loss) before income taxes	1	(8)	1	(9)
Income tax benefit related to items of other comprehensive income (loss)	—	3	—	3
Other comprehensive income (loss)	1	(5)	1	(6)
Comprehensive loss	$(32)	$(428)	$(36)	$(548)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	Six Months Ended June 30
	2005	2004
	Restated (See Note 15)
Net loss	$(37)	$(542)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	188	190
Provision for doubtful accounts	320	759
Deferred income tax expense (benefit)	(38)	(179)
Stock-based compensation charges	26	57
Impairment and restructuring charges	5	33
Loss from early extinguishment of debt	15	5
Pre-tax loss from discontinued operations	45	578
Other items	4	(10)
Increases (decreases) in cash from changes in operating assets and liabilities:
Accounts receivable	(323)	(530)
Inventories and other current assets	(4)	23
Income taxes	541	(136)
Accounts payable, accrued expenses and other current liabilities	(92)	(85)
Other long-term liabilities	15	111
Payments against reserves for restructuring charges and litigation costs and settlements	(42)	(230)
Net cash provided by operating activities from discontinued operations, excluding income taxes	77	41
Net cash provided by operating activities	700	85
Cash flows from investing activities:
Purchases of property and equipment:
Continuing operations	(223)	(174)
Discontinued operations	(1)	(11)
Construction of new hospitals	—	(65)
Net cash released from escrow accounts to fund construction costs	—	76
Proceeds from sales of facilities, long-term investments and other assets	117	190
Other items	(3)	(23)
Net cash used in investing activities	(110)	(7)
Cash flows from financing activities:
Sale of new senior notes	773	954
Repurchases of senior notes	(413)	(450)
Payments of borrowings	(22)	(13)
Proceeds from exercise of stock options	9	2
Other items	3	3
Net cash provided by financing activities	350	496
Net increase in cash and cash equivalents	940	574
Cash and cash equivalents at beginning of period	654	619
Cash and cash equivalents at end of period	$1,594	$1,193
Supplemental disclosures:
Interest paid, net of capitalized interest	$(161)	$(137)
Income tax refunds received (payments made), net	$535	$(53)

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

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The principal components of accounts receivable are shown in the table below:

	June 30 2005	December 31 2004
	Restated (See Note 15)
Continuing Operations:
Patient accounts receivable	$2,025	$2,075
Allowance for doubtful accounts	(555)	(568)
Estimated future recovery of accounts in collection	74	100
Net cost report settlements payable and valuation allowances	(53)	(118)
	1,491	1,489
Discontinued Operations—Accounts receivable, net of allowance for doubtful accounts ($87 at June 30, 2005 and $120 at December 31, 2004) and net cost report settlements payable and valuation allowances ($78 million at June 30, 2005 and $84 million at December 31, 2004)	8	203
Accounts receivable, less allowance for doubtful accounts	$1,499	$1,692

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

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have classified $58 million and $101 million of assets of the hospitals included in discontinued operations as “held for sale” in current assets in the accompanying Condensed Consolidated Balance Sheets at June 30, 2005 and December 31, 2004, respectively. These assets consist primarily of property and equipment, including the associated deferred tax assets, net of valuation allowance, and are recorded at the lower of the asset’s carrying amount or its fair value less costs to sell. The fair value estimates were derived from independent appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows. Because we do not intend to sell the accounts receivable of the asset group, these receivables, less the related allowance for doubtful accounts and net cost report settlements payable and valuation allowances, are included in our consolidated net accounts receivable in the accompanying Condensed Consolidated Balance Sheets. At June 30, 2005 and December 31, 2004, the accounts receivable, net of allowance for doubtful accounts and cost report settlements payable and valuation allowances, for these hospitals was $8 million and $203 million, respectively.

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

Net operating revenues and loss before taxes reported in discontinued operations for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	Restated (See Note 15)
Net operating revenues	$70	$706	$226	$1,493
Loss before taxes	(21)	(361)	(45)	(578)

As we move forward with our previously announced divestiture plans, we may incur additional asset impairment and restructuring charges in future periods.

NOTE 4  IMPAIRMENT AND RESTRUCTURING CHARGES

During the six months ended June 30, 2005, we recorded impairment and restructuring charges of $5 million consisting of $8 million in employee severance, benefits and relocation costs, $2 million of lease termination costs, $3 million of asset impairment charges and $4 million in non-cash stock option modification costs related to terminated employees, offset by a $12 million reduction primarily in restructuring reserves recorded in prior periods. During the six months ended June 30, 2004, we recorded restructuring charges of $33 million consisting of $17 million in employee severance, benefits and related costs, $8 million in non-cash stock option modification costs related to terminated employees and $8 million in contract termination and consulting costs.

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

NOTE 5  LONG-TERM DEBT AND LEASE OBLIGATIONS

The table below shows our long-term debt as of June 30, 2005 and December 31, 2004:

	June 30 2005	December 31 2004

Senior notes:
5 3/8%, due 2006	$—	$215
5%, due 2007	—	185
6 3/8%, due 2011	1,000	1,000
6 1/2%, due 2012	600	600
7 3/8%, due 2013	1,000	1,000
9 7/8%, due 2014	1,000	1,000
9 1/4%, due 2015	800	—
6 7/8%, due 2031	450	450
Other senior and senior subordinated notes	—	22
Notes payable and capital lease obligations, secured by property and equipment, payable in installments to 2013(1)	62	65
Unamortized note discounts	(108)	(101)
Total long-term debt	4,804	4,436
Less current portion	20	41
Long-term debt, net of current portion	$4,784	$4,395

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

Also among those covenants are requirements to timely file and provide our quarterly and annual reports and officer certificates to our lenders and the indenture trustee. We will have cured any event of default resulting from not timely filing this quarterly report, pursuant to our various debt covenants, by filing this quarterly report within the cure period specified in our debt agreements.

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

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes information about our outstanding stock options at June 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 6.25 to $10.16	129,466	2.3 years	$7.83	129,433	$7.83
$ 10.17 to $20.34	30,059,812	6.6 years	16.15	18,484,335	14.86
$ 20.35 to $30.50	9,968,231	5.7 years	28.34	9,918,231	28.33
$ 30.51 to $40.67	8,123,855	6.4 years	40.37	8,123,855	40.37
$ 40.68 to $50.84	137,850	6.9 years	44.30	132,850	44.53
	49,841,165	6.3 years	$24.74	38,110,688	$21.98

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

NOTE 7 SHAREHOLDERS’ EQUITY

The following table shows the changes in consolidated shareholders’ equity during the six months ended June 30, 2005 (dollars in millions, shares in thousands):

	Shares Outstanding	Issued Par Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity

Balances at December 31, 2004	467,236	$26	$4,251	$(13)	$(1,083)	$(1,482)	$1,699
Restated net loss	—	—	—	—	(37)	—	(37)
Other comprehensive income	—	—	—	1	—	—	1
Issuance of common stock	703	—	3	—	—	3	6
Stock options exercised, including tax benefit	1,015	—	10	—	—	—	10
Stock-based compensation expense	—	—	30	—	—	—	30
Restated balances at June 30, 2005	468,954	$26	$4,294	$(12)	$(1,120)	$(1,479)	$1,709

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

In addition to the reserves recorded by the above insurance subsidiaries, we maintain self-insured retention reserves based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage (i.e., self-insured retentions). Reserves for losses and related expenses are estimated using expected loss-reporting patterns and are discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity composite rate of 4.0% at June 30, 2005 and 3.8% at June 30, 2004 based on our estimated claims payout period. If actual payments of claims materially exceed projected estimates of claims, our financial position, results of operations or cash flows could be materially adversely affected. Also, we provide letters of credit to our insurers as security under a selected number of programs to collateralize the deductible and self-insured retentions under our professional and general liability insurance programs, which can be drawn upon under certain circumstances. At June 30, 2005, the current and long-term professional and general liability reserves on our Condensed Consolidated Balance Sheet were approximately $732 million.

Included in other operating expenses in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $66 million for the three months ended June 30, 2005, $100 million for the three months ended June 30, 2004, $118 million for the six months ended June 30, 2005 and $162 million for the six months ended June 30, 2004.

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

As previously disclosed, the SEC is also investigating allegations made by a former employee that inappropriate contractual allowances for managed care contracts may have been established at three California hospitals through at least fiscal year 2001. At the request of the audit committee of our board of directors, the board’s independent outside counsel, Debevoise & Plimpton LLP (“Debevoise”), conducted an investigation of these allegations utilizing the forensic accounting services of Huron Consulting Group (“Huron”). This investigation was expanded and included determining whether similar issues might have affected other Tenet hospitals during the periods mentioned in the allegations and any other pertinent periods. Debevoise and Huron have completed their investigation and presented the results of their findings to the audit committee. Based on these findings, the audit committee determined that it would be necessary to restate our previously reported financial statements as described in Note 15.  We are continuing to cooperate with the SEC with respect to its investigation, including responding to subsequent requests for voluntary production of documents, as well as a subpoena request for documents dated October 6, 2005, and have provided regular updates to the SEC as to the progress of the investigation.

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

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 11  INCOME TAXES

Income taxes in the six months ended June 30, 2005 included the following: (1) a $9 million income tax benefit in continuing operations to reduce the valuation allowance for our deferred tax assets and (2) income tax expense of $17 million in discontinued operations to increase the valuation allowance. A $789 million valuation allowance for our deferred tax assets was initially recorded in the fourth quarter of 2004. We assess the realization of our deferred tax assets quarterly to determine whether an adjustment to the income tax valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, we determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized. Based on our assessment of the realization of our deferred tax assets and the balance of those deferred tax assets, which are adjusted each quarter for changes in temporary differences, an adjustment of the valuation allowance is recorded each quarter. Given the magnitude of our valuation allowance, our future income/losses could result in a significant adjustment to this valuation allowance.

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

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Restated Three Months Ended June 30, 2005:
Loss to common shareholders for basic earnings per share	$(12)	468,758	$(0.03)
Effect of dilutive stock options, restricted stock units and other plans	—	—	—
Loss to common shareholders for diluted earnings per share	$(12)	468,758	$(0.03)
Restated Three Months Ended June 30, 2004:
Loss to common shareholders for basic earnings per share	$(168)	465,922	$(0.36)
Effect of dilutive stock options, restricted stock units and other plans	—	—	—
Loss to common shareholders for diluted earnings per share	$(168)	465,922	$(0.36)

Restated Six Months Ended June 30, 2005:
Income available to common shareholders for basic earnings per share	$8	468,403	$0.02
Effect of dilutive stock options, restricted stock units and other plans	—	1,232	—
Income available to common shareholders for diluted earnings per share	$8	469,635	$0.02
Restated Six Months Ended June 30, 2004:
Loss to common shareholders for basic earnings per share	$(141)	465,609	$(0.30)
Effect of dilutive stock options, restricted stock units and other plans	—	—	—
Loss to common shareholders for diluted earnings per share	$(141)	465,609	$(0.30)

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

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 15  RESTATEMENT OF FINANCIAL STATEMENTS

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

As a result of the restatement, originally reported net loss was increased by $12 million ($0.03 per share) and $13 million ($0.03 per share) for the quarter and six months ended June 30, 2005, respectively, and was decreased by $3 million ($0.00 per share) and $6 million ($0.02 per share) for the quarter and six months ended June 30, 2004, respectively. The cumulative impact of errors related to periods prior to 2005 of $153 million has been reflected as a prior period adjustment to retained earnings as of December 31, 2004. For further information on the effect of these restatement adjustments on the December 31, 2004 Consolidated Balance Sheet, refer to the audited Consolidated Financial Statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2005. All of the amounts included in this report reflect these restated financial results.

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

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6)          A component of the deferred tax valuation allowance established in 2004 was incorrectly charged against additional paid-in capital rather than income tax expense.

The following table reconciles the net loss and loss per share as originally reported to amounts as reported for applicable periods with reference to the above adjustment categories:

	Three Months Ended June 30				Six Months Ended June 30
	2005		2004		2005		2004
	Amount	EPS	Amount	EPS	Amount	EPS	Amount	EPS
Net loss, as originally reported	$(21)	$(0.04)	$(426)	$(0.91)	$(24)	$(0.05)	$(548)	$(1.18)
Adjustments resulting from the investigation, before tax:
Unsupported or inappropriate contractual allowances(1)
Net operating revenues	—	—	4	0.01	2	—	7	0.02
Timing of revenue recognition(2)
Net operating revenues	(1)	—	1	—	(1)	—	—	—
Release of prior period reserves(3)
Provision for doubtful accounts	—	—	—	—	(9)	(0.02)	—	—
Other operating expenses	—	—	—	—	7	0.02	—	—
Restructuring charges	—	—	(3)	(0.01)	—	—	(3)	(0.01)
	(1)	—	2	—	(1)	—	4	0.01
Audit differences recorded, before tax:
Decrease in professional and general liability reserves(4)
Other operating expenses	(8)	(0.03)	—	—	(8)	(0.02)	—	—
	(8)	(0.03)	—	—	(8)	(0.02)	—	—
Total adjustments to loss from continuing operations, before income taxes	(9)	(0.03)	2	—	(9)	(0.02)	4	0.01
Income tax effect of the above adjustments	3	—	—	—	3	(0.01)	(1)	—
Change in valuation allowance due to adjustments recorded(5)	(3)	—	—	—	(3)	0.01	—	—
	—	—	—	—	—	—	(1)	—
Total impact on net loss from continuing operations	(9)	(0.03)	2	—	(9)	(0.02)	3	0.01

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30				Six Months Ended June 30
	2005		2004		2005		2004
	Amount	EPS	Amount	EPS	Amount	EPS	Amount	EPS
Unsupported or inappropriate contractual allowances(1)
Net operating revenues	—	—	—	—	—	—	3	0.01
Timing of revenue recognition(2)
Net operating revenues	(1)	—	1	—	(1)	—	2	—
Decrease in professional and general liability reserves(4)
Other operating expenses	(2)	—	—	—	(2)	—	—	—
Unsupported allowance for doubtful accounts(1)
Provision for doubtful accounts	—	—	—	—	(1)	—	—	—
Total adjustments to loss from discontinued operations, before income taxes	(3)	—	1	—	(4)	(0.01)	5	0.01
Income tax effect of discontinued operations adjustments	1	—	—	—	1	—	(2)	—
Change in valuation allowance due to adjustments recorded(5)	(1)	—	—	—	(1)	—	—	—
	—	—	—	—	—	—	(2)	—
Total impact on net loss from discontinued operations	(3)	—	1	—	(4)	(0.01)	3	0.01
Net loss, as restated	$(33)	$(0.07)	$(423)	$(0.91)	$(37)	$(0.08)	$(542)	$(1.16)

The following tables set forth the net effects of these restatement adjustments on our Consolidated Financial Statements:

Consolidated Statements of Operations

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Net operating revenues	$(1)	$5	$1	$7
Operating expenses:
Provision for doubtful accounts	—	—	9	—
Other operating expenses	8	—	1	—
Impairment of long-lived assets and goodwill, and restructuring charges	—	3	—	3
Income (loss) from continuing operations, before income taxes	(9)	2	(9)	4
Income tax (expense) benefit	—	—	—	(1)
Income (loss) from continuing operations, before discontinued operations	(9)	2	(9)	3
Discontinued operations:
Income (loss) from operations of asset group	(3)	1	(4)	5
Income tax (expense) benefit	—	—	—	(2)
Income (loss) from discontinued operations	(3)	1	(4)	3
Net income (loss)	$(12)	$3	$(13)	$6
Basic and diluted earnings (loss) per common share
Continuing operations	$(0.03)	$—	$(0.02)	$0.01
Discontinued operations	—	—	(0.01)	0.01
	$(0.03)	$—	$(0.03)	$0.02

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet

June 30 2005
ASSETS
Accounts receivable, less allowance for doubtful accounts(1)	$(7)
Total current assets	(7)
Total assets	$(7)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Professional liability reserves(4)	$(13)
Total current liabilities	(13)
Other long-term liabilities and minority interests(5)	52
Total liabilities	39

Additional paid-in capital(6)	120
Retained earnings (deficit)	(166)
Total shareholders’ equity	(46)
Total liabilities and shareholders’ equity	$(7)

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, is to provide a narrative explanation of our financial statements that enables investors to better understand the Company, to enhance our overall financial disclosures, to provide the context within which financial information may be analyzed, and to provide information about the quality of, and potential variability of, our earnings and cash flows. Unless otherwise indicated, all financial and statistical information included herein relates to our continuing operations, with dollar amounts expressed in millions (except per-share amounts). This information should be read in conjunction with the accompanying Condensed Consolidated Financial Statements. It includes the following sections:

•      Executive Overview

•      Forward Looking Statements

•      Critical Accounting Estimates

•      Sources of Revenue

•      Results of Operations

•      Liquidity and Capital Resources

•      Off-Balance Sheet Arrangements

•      Recently Issued Accounting Standards

EXECUTIVE OVERVIEW

KEY DEVELOPMENTS

Recent key developments include:

•                  Effect of Hurricane Katrina—Five of our hospitals in the New Orleans area and one hospital in Mississippi suffered considerable damage from Hurricane Katrina in late August 2005. As more fully described in Note 14 to the Condensed Consolidated Financial Statements, all but one of the hospitals required complete evacuation. Although we do not yet know the full extent of the damage or other financial impact caused by the hurricane on our Louisiana and Mississippi operations, we anticipate that the cost will be significant even after taking into account our existing insurance coverage for property, business interruption and other related coverage, and we will likely incur significant asset impairment charges.

•                  Progress in Existing Securities and Exchange Commission (“SEC”) Investigation—As previously disclosed, the SEC is investigating allegations made by a former employee that inappropriate contractual allowances for managed care contracts may have been established at three California hospitals through at least fiscal year 2001. At the request of the audit committee of our board of directors, the board’s independent outside counsel, Debevoise & Plimpton LLP (“Debevoise”), conducted an investigation of these allegations utilizing the forensic accounting services of Huron Consulting Group (“Huron”). This investigation was expanded and included determining whether similar issues might have affected other Tenet hospitals during the periods mentioned in the allegations and any other pertinent periods. Debevoise and Huron have completed their investigation and presented the results of their findings to the audit committee. Based on these findings, the audit committee determined that it would be necessary to restate our previously reported financial statements as described in Note 15 to the Condensed Consolidated Financial Statements.

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

RESULTS OF OPERATIONS—OVERVIEW

Our results of operations for this quarter compared to the same quarter of the prior year reflect the challenges we have faced in restructuring our operations to focus on a smaller group of general hospitals. Our turnaround timeframe is influenced by industry trends and company-specific challenges that continue to negatively affect our patient volumes, revenue growth and operating expenses. Our future profitability depends on volume growth, reimbursement levels and cost control. Below are some of the financial highlights for the three months ended June 30, 2005 compared to the three months ended June 30, 2004:

•                                          Net inpatient revenue per patient day and per admission decreased by 2.2% and 2.6%, respectively, primarily due to the implementation of our discounting of self-pay charges under the Compact, phased in beginning in the second quarter of 2004, which had the effect of reducing net patient revenues, and changes in our payer mix from commercial managed care patients to Medicaid and Medicare managed care patients, which resulted in lower levels of reimbursement.

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

•                                          Loss per diluted share from continuing operations decreased to $0.03 for the three months ended June 30, 2005 from a loss of $0.36 per diluted share for the three months ended June 30, 2004.

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

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	Restated (See Note 15) (Expense) Income

Additional provision for doubtful accounts	$—	$(196)	$—	$(196)
Impairment and restructuring (charges) credits	4	(24)	(5)	(33)
Costs of litigation and investigations	(11)	(9)	(19)	(19)
Net gains on sales of long-term investments	—	6	—	6
Loss from early extinguishment of debt	—	(5)	(15)	(5)
Pretax impact	$(7)	$(228)	$(39)	$(247)
Deferred tax asset valuation allowance	$(13)	$—	$9	$—
Reduction in estimated tax exposures	$23	$—	$23	$—
Total after-tax impact	$5	$(140)	$7	$(152)
Diluted per-share impact of above items	$0.01	$(0.30)	$0.02	$(0.33)
Diluted earnings per share, including above items	$(0.03)	$(0.36)	$0.02	$(0.30)

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

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the short term, our Louisiana and Mississippi operations, which represented approximately 6% of our net operating revenues in the first half of 2005, will be negatively affected by not only the damage caused to our facilities by Hurricane Katrina in late August 2005, but also by loss of revenues, higher bad debt expense and other incremental costs as the closed facilities and surrounding local economies focus on recovery. In addition, we will likely incur significant asset impairment charges in connection with these facilities. As more fully described in Note 14 to the Condensed Consolidated Financial Statements, aggregate limits for flood damage under our insurance policies may have been reached for the policy period April 1, 2005 through March 31, 2006. In order to minimize the future financial consequences if our flood limits are exhausted, we are pursuing purchasing a reinstatement of flood limits with our current insurance carriers or possibly purchasing replacement insurance coverage. We cannot provide assurances as to whether such reinstatement coverage will be available or whether we will be able to obtain such coverage on acceptable terms. If such flood policy limits should be exhausted as a result of Hurricane Katrina and ensuing events, and we were to sustain a subsequent flood loss, and if we cannot or do not obtain reinstatement or replacement coverage, our financial position, results of operations or cash flows could be materially adversely affected.

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

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below shows the sources of net patient revenues for our general hospitals, expressed as percentages of net patient revenues from all sources:

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Increase (Decrease)(1)	2005	2004	Increase (Decrease)(1)
	Restated (See Note 15)
Medicare	27.2%	25.9%	1.3%	27.7%	25.9%	1.8%
Medicaid	8.3%	7.0%	1.3%	8.2%	7.2%	1.0%
Managed care(2)	50.2%	49.6%	0.6%	50.4%	49.6%	0.8%
Indemnity, self-pay and other	14.3%	17.5%	(3.2)%	13.7%	17.3%	(3.6)%

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

CMS projects that the combined impact of the changes will yield an average 3.4% increase in payments for hospitals in large urban areas (populations over 1 million). Using the impact percentages in the Final Rule for hospitals in large urban areas applied to our Medicare inpatient PPS payments for the six months ended June 30, 2005 (annualized), the annual impact for all changes in the Final Rule on our hospitals may result in an estimated increase in our Medicare revenues of approximately $55 million. This includes an estimated decrease in payments of approximately $15 million related to the expansion of the post-acute transfer policy. Because of the uncertainty regarding the outcome of the FFY 2006 budget, and other factors that may influence our future PPS payments including admission volumes, length of stay and case mix, we cannot provide any assurances regarding these estimates.

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

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following two tables show a summary of our net operating revenues, operating expenses and operating income or loss from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	Restated (See Note 15)
Net operating revenues:
General hospitals	$2,359	$2,449	$4,803	$4,970
Other operations	61	61	118	116
Net operating revenues	2,420	2,510	4,921	5,086
Operating expenses:
Salaries, wages and benefits	1,114	1,089	2,238	2,180
Supplies	447	425	904	859
Provision for doubtful accounts	153	482	320	759
Other operating expenses	547	587	1,074	1,118
Depreciation	86	90	176	180
Amortization	6	5	12	10
Impairment and restructuring charges (credits)	(4)	24	5	33
Costs of litigation and investigations	11	9	19	19
Loss from early extinguishment of debt	—	5	15	5
Operating income (loss)	$60	$(206)	$158	$(77)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
	Restated (See Note 15) (% of Net Operating Revenues)
Net operating revenues:
General hospitals	97.5%	97.6%	97.6%	97.7%
Other operations	2.5%	2.4%	2.4%	2.3%
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	46.0%	43.4%	45.5%	42.9%
Supplies	18.5%	16.9%	18.4%	16.9%
Provision for doubtful accounts	6.3%	19.2%	6.5%	14.9%
Other operating expenses	22.6%	23.4%	21.8%	22.0%
Depreciation	3.6%	3.6%	3.6%	3.5%
Amortization	0.2%	0.2%	0.2%	0.2%
Impairment and restructuring charges (credits)	(0.2)%	0.9%	0.1%	0.6%
Costs of litigation and investigations	0.5%	0.4%	0.4%	0.4%
Loss from early extinguishment of debt	—%	0.2%	0.3%	0.1%
Operating income (loss)	2.5%	(8.2)%	3.2%	(1.5)%

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

Net operating revenues from our other operations were $61 million in both the three months ended June 30, 2005 and 2004 and were $118 million and $116 million for the six months ended June 30, 2005 and 2004, respectively, including equity earnings of unconsolidated affiliates of $9 million and $4 million for the three months ended June 30, 2005 and 2004,

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

respectively, and $11 million and $10 million for the six months ended June 30, 2005 and 2004, respectively. As we continue to focus on our general hospital operations, the revenue attributable to our other operations may decrease.

The table below shows certain selected historical operating statistics for our continuing general hospitals:

	Three Months Ended June 30			Six Months Ended June 30
	2005	2004	Increase (Decrease)	2005		2004	Increase (Decrease)
	Restated (See Note 15) (Dollars in Millions, Except Per Patient Day, Per Admission and Per Visit Amounts)

Net inpatient revenues(2)	$1,598	$1,654	(3.4)%		$3,299	$3,360	(1.8)%
Net outpatient revenues(2)	$727	$760	(4.3)%		$1,436	$1,539	(6.7)%
Number of general hospitals (at end of period)	69	69	—	(1)	69	69	—	(1)
Licensed beds (at end of period)	17,897	17,976	(0.4)%		17,897	17,976	(0.4)%
Average licensed beds	17,930	17,839	0.5%		17,927	17,804	0.7%
Utilization of licensed beds(5)	53.0%	54.0%	(1.0	)%(1)	55.5%	56.1%	(0.6	)%(1)
Patient days	865,396	875,841	(1.2)%		1,799,599	1,819,438	(1.1)%
Equivalent patient days(4)	1,222,322	1,227,690	(0.4)%		2,513,487	2,525,086	(0.5)%
Net inpatient revenue per patient day	$1,847	$1,888	(2.2)%		$1,833	$1,847	(0.8)%
Admissions(3)	168,526	169,844	(0.8)%		346,984	349,303	(0.7)%
Equivalent admissions(4)	239,747	240,104	(0.1)%		487,972	488,465	(0.1)%
Net inpatient revenue per admission	$9,482	$9,738	(2.6)%		$9,508	$9,619	(1.2)%
Average length of stay (days)	5.1	5.2	(0.1	)(1)	5.2	5.2	—	(1)
Surgeries	125,907	122,852	2.5%		249,008	249,140	(0.1)%
Net outpatient revenue per visit	$542	$518	4.6%		$528	$516	2.3%
Outpatient visits	1,341,793	1,468,350	(8.6)%		2,717,949	2,985,428	(9.0)%

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

The table below shows certain selected historical operating statistics for our continuing general hospitals on a same-hospital basis as of June 30, 2005 (these statistics exclude two general hospitals, Centennial Medical Center and St. Francis Hospital—Bartlett, which both opened in 2004):

	Three Months Ended June 30				Six Months Ended June 30
	2005	2004	Increase (Decrease)		2005	2004	Increase (Decrease)
	Restated (See Note 15) (Dollars in Millions, Except Per Patient Day, Per Admission and Per Visit Amounts)

Net inpatient revenues	$1,583	$1,653	(4.2)%		$3,273	$3,359	(2.6)%
Net outpatient revenues	$715	$758	(5.7)%		$1,414	$1,537	(8.0)%
Number of general hospitals (at end of period)	67	67	—	(1)	67	67	— (1)
Average licensed beds	17,712	17,769	(0.3)%		17,713	17,770	(0.3)%
Patient days	859,775	875,364	(1.8)%		1,788,163	1,818,961	(1.7)%
Net inpatient revenue per patient day	$1,841	$1,888	(2.5)%		$1,830	$1,847	(0.9)%
Admissions	167,265	169,702	(1.4)%		344,526	349,161	(1.3)%
Net inpatient revenue per admission	$9,464	$9,741	(2.8)%		$9,500	$9,620	(1.2)%
Average length of stay (days)	5.1	5.2	(0.1	)(1)	5.2	5.2	— (1)
Net outpatient revenue per visit	$538	$517	4.1%		$525	$515	1.9%
Outpatient visits	1,328,871	1,466,866	(9.4)%		2,692,883	2,983,944	(9.8)%

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

Net inpatient revenue during the three and six months ended June 30, 2005, on an overall basis, declined 3.4% and 1.8%, respectively, compared to the same periods in 2004. The declines were attributable to various positive and negative factors. Net inpatient Medicare and Medicaid revenue increased during the three and six months ended June 30, 2005 compared to the prior year period, while indemnity, self-pay and other net inpatient revenue decreased due primarily to $69 million and $149 million of discounts recorded on inpatient self-pay accounts under the Compact, respectively, compared to discounts of $17 million during the three and six months ended June 30, 2004. Under the Compact, the discount offered to uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time self-pay accounts are recorded, as more fully described in Note 1 to the Condensed Consolidated Financial Statements. Since the implementation of the discounting provisions of the Compact beginning in the second quarter of 2004, our self-pay revenue per patient day and per admission has decreased, reflecting the discounts recognized. Adjustments for cost report valuation allowances and prior-year cost report settlements related to Medicare and Medicaid decreased total revenues in the quarters ended June 30, 2005 and 2004 by $1 million and $7 million, respectively, and by $2 million and $23 million in the six months ended June 30, 2005 and 2004.

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

We manage our provision for doubtful accounts using hospital specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections and (3) accounts receivable aging. The following tables present the approximate aging by payer of our continuing operations’ net accounts receivable of $1.544 billion and $1.607 billion, excluding cost report settlements and valuation allowances of $53 million and $118 million, at June 30, 2005 and December 31, 2004, respectively:

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

The following table shows the approximate amount of net accounts receivable in our MEP, still awaiting determination of eligibility under a government program at June 30, 2005 and December 31, 2004, by aging category:

	June 30	December 31
	2005	2004(2)
0-60 days	$54	$39
61-120 days	15	14
121-180 days	6	7
Over 180 days(1)	—	—
Total	$75	$60

(1)          Includes accounts receivable of $9 million and $8 million at June 30, 2005 and December 31, 2004, respectively, that are fully reserved.

(2)          The December 31, 2004 balances now exclude amounts approved for Medicaid, that had not yet been paid, to be comparable with the June 30, 2005 balances.

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

OTHER OPERATING EXPENSES

Included in other operating expenses is malpractice expense of $66 million and $118 million for the three and six months ended June 30, 2005 compared to $100 million and $162 million for the three and six months ended June 30, 2004, respectively. The decline in malpractice expense is substantially due to the second quarter of 2004 including additional expense as a result of (1) the increasing of reserves reflecting adverse loss development and (2) changes in claim payment patterns whereby a shorter maturity discount rate began to be used. Also included in other operating expenses is a net gain of $6 million and $16 million for the six months ended June 30, 2005 and 2004, respectively, from the sale of certain home health agencies, hospices and clinics.

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL AND RESTRUCTURING CHARGES

During the three and six months ended June 30, 2005, we recorded impairment and restructuring charges (credits) of $(4) million and $5 million, respectively, including primarily the reversal of $12 million of restructuring reserves recorded in prior periods, compared to restructuring charges of $24 million and $33 million for the three and six months ended

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2004. See Note 4 to the Condensed Consolidated Financial Statements for additional detail of these charges, reversal of reserves and related liabilities.

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

INCOME TAX BENEFIT (EXPENSE)

The income tax (expense) benefit for the three and six months ended June 30, 2005 includes an increase in the valuation allowance against deferred tax assets of $13 million and a decrease in the valuation allowance of $9 million, respectively. We established a valuation allowance in the fourth quarter of 2004 as a result of assessing the realization of our deferred tax assets based on the fact that we incurred significant impairment charges, legal settlements and continued adverse results of operations, combined with having a cumulative loss for the three-year period ended December 31, 2004, which is considered “negative evidence” under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). We concluded that, as a result of this negative evidence, SFAS 109 precludes us from relying upon our forecasts of future income for the purpose of supporting the realization of the deferred tax assets under the more likely than not standard. (See Note 15 to the Consolidated Financial Statements included in the Annual Report.) During the quarter ended June 30, 2005, we reduced our estimated exposures for audit contingencies by $23 million to reflect a partial settlement with the Internal Revenue Service of certain disputed issues.

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

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30, 2005
	GAAP Amounts	Compact Adjustments	Non-GAAP Amounts
	Restated (See Note 15)
	(Dollars in Millions, Except Per Admission and Per Visit Amounts)

Net operating revenues	$4,921	$301	$5,222
Operating expenses:
Salaries, wages and benefits	2,238	—	2,238
Supplies	904	—	904
Provision for doubtful accounts	320	277	597
Other operating expenses	1,074	—	1,074

As a percent of net operating revenues
Net operating revenues	100.0%		100.0%
Operating expenses:
Salaries, wages and benefits	45.5%		42.9%
Supplies	18.4%		17.3%
Provision for doubtful accounts	6.5%		11.4%
Other operating expenses	21.8%		20.6%

Continuing general hospitals
Net inpatient revenue	$3,299	$149	$3,448
Net outpatient revenue	$1,436	$152	$1,588
Admissions	346,984		346,984
Outpatient visits	2,717,949		2,717,949
Net inpatient revenue per admission	$9,508	$429	$9,937
Net outpatient revenue per visit	$528	$56	$584

Same-hospital
Net inpatient revenue	$3,273	$149	$3,422
Net outpatient revenue	$1,414	$151	$1,565
Admissions	344,526		344,526
Outpatient visits	2,692,883		2,692,883
Net inpatient revenue per admission	$9,500	$432	$9,932
Net outpatient revenue per visit	$525	$56	$581

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30, 2004
	GAAP Amounts	Compact and Bad Debt Adjustments		Non-GAAP Amounts
	Restated (See Note 15)
	(Dollars in Millions, Except Per Admission and Per Visit Amounts)

Net operating revenues	$5,086	$28		$5,114
Operating expenses:
Salaries, wages and benefits	2,180	—		2,180
Supplies	859	—		859
Provision for doubtful accounts	759	(170	)(1)	589
Other operating expenses	1,118	—		1,118

As a percent of net operating revenues
Net operating revenues	100.0%			100.0%
Operating expenses:
Salaries, wages and benefits	42.9%			42.6%
Supplies	16.9%			16.8%
Provision for doubtful accounts	14.9%			11.5%
Other operating expenses	22.0%			21.9%

Continuing general hospitals
Net inpatient revenue	$3,360	$17		$3,377
Net outpatient revenue	$1,539	$11		$1,550
Admissions	349,303			349,303
Outpatient visits	2,985,428			2,985,428
Net inpatient revenue per admission	$9,619	$49		$9,668
Net outpatient revenue per visit	$516	$3		$519

Same-hospital
Net inpatient revenue	$3,359	$17		$3,376
Net outpatient revenue	$1,537	$11		$1,548
Admissions	349,161			349,161
Outpatient visits	2,983,944			2,983,944
Net inpatient revenue per admission	$9,620	$49		$9,669
Net outpatient revenue per visit	$515	$3		$518

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

We anticipate that our capital expenditures for the year ending December 31, 2005 will be approximately $500 million. These capital expenditures include approximately $7 million in 2005 of the estimated $300 million required to meet the California seismic requirements by 2012 for the remaining California facilities after all planned divestitures. The estimate does not include any capital expenditures necessary to reopen our Louisiana and Mississippi facilities damaged by Hurricane Katrina in late August 2005. We anticipate significant capital expenditures will be required, and the timing and amount of insurance recoveries under our policies is uncertain. We are still in the process of assessing damage and determining our recovery plan.

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

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the six months ended June 30, 2005, cash generated by our operating activities was $700 million. The primary contributor was the income tax refund, which approximated $537 million. Net cash generated by operating activities for the six months ended June 30, 2004 was $85 million. The improvement in cash generated by operations, after considering the income tax refund, is due primarily to a $163 million payment of a litigation settlement to a former executive of the Company in the first quarter of 2004.

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

TENET HEALTHCARE CORPORATION

LEGAL PROCEEDINGS

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

As previously disclosed, the SEC is also investigating allegations made by a former employee that inappropriate contractual allowances for managed care contracts may have been established at three California hospitals through at least fiscal year 2001. At the request of the audit committee of our board of directors, the board’s independent outside counsel, Debevoise & Plimpton LLP (“Debevoise”), conducted an investigation of these allegations utilizing the forensic accounting services of Huron Consulting Group (“Huron”). This investigation was expanded and included determining whether similar issues might have affected other Tenet hospitals during the periods mentioned in the allegations and any other pertinent periods. Debevoise and Huron have completed their investigation and presented the results of their findings to the audit committee. Based on these findings, the audit committee determined that it would be necessary to restate our previously reported financial statements as described in Note 15 to the Condensed Consolidated Financial Statements.  We are continuing to cooperate with the SEC with respect to its investigation, including responding to subsequent requests for voluntary production of documents, as well as a subpoena request for documents dated October 6, 2005, and have provided regular updates to the SEC as to the progress of the investigation.

TENET HEALTHCARE CORPORATION

LEGAL PROCEEDINGS

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

ITEM 6. EXHIBITS

(10)                Material Contracts

(a)          Second Amendment to Credit Agreement (Letter of Credit Facility), dated as of August 18, 2005, among the Registrant, the Subsidiary Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent*

(b)         Third Amended and Restated Tenet Healthcare Corporation 2001 Stock Incentive Plan (Incorporated by reference to Exhibit (d)(1) to Registrant’s Tender Offer Statement on Schedule TO, filed on May 27, 2005)

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

*                              Incorporated herein by reference to the Exhibit bearing the same number to the Company’s Quarterly Report on Form 10-Q filed on September 20, 2005.

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