Form 10-Q/A
period 2005-09-30
TENET HEALTHCARE CORP
filed 2006-04-06
CIK 70318

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A to Tenet Healthcare Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 1, 2005 (the “Original Form 10-Q”), to reflect the restatements of our Condensed Consolidated Balance Sheet at September 30, 2005 and our Condensed Consolidated Statements of Operations, Comprehensive Income (Loss) and Cash Flows for the three and nine months ended September 30, 2005 and 2004, and the related notes.

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

Except for the amended information referred to above, this Form 10-Q/A continues to present information as of November 1, 2005, and we have not updated or modified the disclosures herein for events that occurred after that date. Events occurring after the filing date of the Original Form 10-Q, and other disclosures necessary to reflect subsequent events, have not been addressed other than in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”), which we filed with the SEC on March 9, 2006.  The 2005 Form 10-K includes our restated Consolidated Financial Statements as of December 31, 2004. All balances as of December 31, 2004 presented in this report reflect the restated amounts as presented in the 2005 Form 10-K. For further information on the restated Consolidated Balance Sheet as of December 31, 2004, refer to the audited Consolidated Financial Statements and notes in the 2005 Form 10-K.

i

TENET HEALTHCARE CORPORATION

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Financial Statements	1
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 4.	Controls and Procedures	51

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 6.	Exhibits	56

ii

PART I.

ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

	September 30 2005	December 31 2004
ASSETS	Restated (See Note 15 (Unaudited)
Current assets:
Cash and cash equivalents	$1,480	$654
Restricted cash	263	263
Investments in marketable debt securities	65	117
Accounts receivable, less allowance for doubtful accounts ($642 at September 30, 2005 and $688 at December 31, 2004)	1,523	1,692
Inventories of supplies, at cost	187	188
Income tax receivable	—	530
Deferred income taxes	195	118
Assets held for sale	29	114
Other current assets	284	320
Total current assets	4,026	3,996
Investments and other assets	302	296
Property and equipment, at cost, less accumulated depreciation and amortization ($2,661 at September 30, 2005 and $2,574 at December 31, 2004)	4,593	4,820
Goodwill	800	800
Other intangible assets, at cost, less accumulated amortization ($125 at September 30, 2005 and $101 at December 31, 2004)	246	169
Total assets	$9,967	$10,081

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20	$41
Accounts payable	806	937
Accrued compensation and benefits	391	390
Professional liability reserves	132	115
Accrued interest payable	96	96
Accrued legal settlement costs	130	40
Other current liabilities	407	495
Total current liabilities	1,982	2,114
Long-term debt, net of current portion	4,783	4,395
Professional liability reserves	606	590
Other long-term liabilities and minority interests	925	972
Deferred income taxes	347	311
Total liabilities	8,643	8,382
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 524,961,696 shares issued at September 30, 2005 and 521,132,853 shares issued at December 31, 2004	26	26
Additional paid-in capital	4,311	4,251
Accumulated other comprehensive loss	(12)	(13)
Accumulated deficit	(1,521)	(1,083)
Less common stock in treasury, at cost, 55,555,441 shares at September 30, 2005 and 53,896,498 shares at December 31, 2004	(1,480)	(1,482)
Total shareholders’ equity	1,324	1,699
Total liabilities and shareholders’ equity	$9,967	$10,081

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions,

Except Per-Share Amounts

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	Restated (See Note 15)
Net operating revenues	$2,394	$2,420	$7,315	$7,506
Operating expenses:
Salaries, wages and benefits	1,099	1,069	3,337	3,249
Supplies	446	421	1,350	1,280
Provision for doubtful accounts	206	251	526	1,010
Other operating expenses	554	557	1,628	1,675
Depreciation	95	92	271	272
Amortization	10	6	22	16
Impairment and restructuring charges	205	2	210	35
Loss from hurricane and related costs	40	—	40	—
Costs of litigation and investigations	28	10	47	29
Loss from early extinguishment of debt	—	—	15	5
Operating income (loss)	(289)	12	(131)	(65)
Interest expense	(102)	(91)	(305)	(242)
Investment earnings	17	6	41	13
Minority interests	—	(1)	(6)	(6)
Net gain on sales of long-term investments	—	—	—	6
Loss from continuing operations, before income taxes	(374)	(74)	(401)	(294)
Income tax (expense) benefit	(4)	18	31	97
Loss from continuing operations, before discontinued operations	(378)	(56)	(370)	(197)
Discontinued operations:
Income (loss) from operations of asset group	7	(37)	(52)	(238)
Impairment of long-lived assets and goodwill, and restructuring charges	(27)	(9)	(35)	(415)
Net gain (loss) on sales of asset group	(2)	4	20	33
Income tax (expense) benefit	(1)	21	(1)	198
Loss from discontinued operations	(23)	(21)	(68)	(422)
Net loss	$(401)	$(77)	$(438)	$(619)
Loss per common share and common equivalent share
Basic
Continuing operations	$(0.80)	$(0.12)	$(0.79)	$(0.42)
Discontinued operations	(0.05)	(0.05)	(0.15)	(0.91)
	$(0.85)	$(0.17)	$(0.94)	$(1.33)
Diluted
Continuing operations	$(0.80)	$(0.12)	$(0.79)	$(0.42)
Discontinued operations	(0.05)	(0.05)	(0.15)	(0.91)
	$(0.85)	$(0.17)	$(0.94)	$(1.33)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	469,179	466,646	468,663	465,956
Diluted	469,179	466,646	468,663	465,956

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Dollars in Millions

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	Restated (See Note 15 )
Net loss	$(401)	$(77)	$(438)	$(619)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(4)
Unrealized gains on securities held as available for sale	—	1	—	—
Reclassification adjustments for realized (gains) losses included in net loss	1	1	2	(3)
Other comprehensive income (loss) before income taxes	1	2	2	(7)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(1)	(1)	(1)	2
Other comprehensive income (loss)	—	1	1	(5)
Comprehensive loss	$(401)	$(76)	$(437)	$(624)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	Nine Months Ended September 30
	2005	2004
	Restated (See Note 15)
Net loss	$(438)	$(619)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	293	288
Provision for doubtful accounts	526	1,010
Deferred income tax expense (benefit)	(35)	(167)
Stock-based compensation charges	38	82
Impairment and restructuring charges	210	35
Loss from early extinguishment of debt	15	5
Pre-tax loss from discontinued operations	67	620
Other items	—	(14)
Increases (decreases) in cash from changes in operating assets and liabilities:
Accounts receivable	(535)	(710)
Inventories and other current assets	14	(19)
Income taxes	537	(184)
Accounts payable, accrued expenses and other current liabilities	(19)	(19)
Other long-term liabilities	32	120
Payments against reserves for restructuring charges and litigation costs and settlements	(73)	(249)
Net cash provided by operating activities from discontinued operations, excluding income taxes	53	29
Net cash provided by operating activities	685	208
Cash flows from investing activities:
Purchases of property and equipment:
Continuing operations	(358)	(271)
Discontinued operations	(2)	(16)
Construction of new hospitals	—	(79)
Deposits on purchases of property and equipment	(7)	—
Net cash released from escrow accounts to fund construction costs	—	88
Proceeds from sales of facilities, long-term investments and other assets	153	295
Insurance recoveries	21	—
Investment in hospital authority bonds	—	(3)
Other items	(14)	(15)
Net cash used in investing activities	(207)	(1)
Cash flows from financing activities:
Sale of new senior notes	773	954
Repurchases of senior notes	(413)	(450)
Payments of borrowings	(25)	(16)
Proceeds from exercise of stock options	11	—
Other items	2	9
Net cash provided by financing activities	348	497
Net increase in cash and cash equivalents	826	704
Cash and cash equivalents at beginning of period	654	619
Cash and cash equivalents at end of period	$1,480	$1,323
Supplemental disclosures:
Interest paid, net of capitalized interest	$(292)	$(183)
Income tax refunds received (payments made), net	$529	$(53)

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

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The principal components of accounts receivable are shown in the table below:

	September 30 2005	December 31 2004
Continuing Operations:
Patient accounts receivable	$2,065	$2,075
Allowance for doubtful accounts	(572)	(568)
Estimated future recovery of accounts in collection	65	100
Net cost report settlements payable and valuation allowances	(60)	(118)
	1,498	1,489
Discontinued Operations—Accounts receivable, net of allowance for doubtful accounts ($70 million at September 30, 2005 and $120 million at December 31, 2004) and net cost report settlements payable and valuation allowances ($46 million at September 30, 2005 and $84 million at December 31, 2004)	25	203
Accounts receivable, less allowance for doubtful accounts	$1,523	$1,692

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

We have classified $22 million and $101 million of assets of the hospitals included in discontinued operations as “held for sale” in current assets in the accompanying Condensed Consolidated Balance Sheets at September 30, 2005 and December 31, 2004, respectively. These assets consist primarily of property and equipment, including the associated deferred tax assets, net of valuation allowance, and are recorded at the lower of the asset’s carrying amount or its fair value less costs to sell. The fair value estimates were derived from independent appraisals, established market values of comparable assets, or internal calculations of estimated future net cash flows. Because we do not intend to sell the accounts receivable of the asset group, these receivables, less the related allowance for doubtful accounts and net cost report settlements payable and

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

valuation allowances, are included in our consolidated net accounts receivable in the accompanying Condensed Consolidated Balance Sheets. At September 30, 2005 and December 31, 2004, the accounts receivable, net of allowance for doubtful accounts and cost report settlements payable and valuation allowances, for these hospitals was $25 million and $203 million, respectively.

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

Net operating revenues and loss before taxes reported in discontinued operations for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	Restated (See Note 15)
Net operating revenues	$120	$620	$346	$2,112
Loss before taxes	(22)	(42)	(67)	(620)

As we move forward with our previously announced divestiture plans, we may incur additional asset impairment and restructuring charges in future periods.

NOTE 4  IMPAIRMENT AND RESTRUCTURING CHARGES

During the nine months ended September 30, 2005, we recorded impairment and restructuring charges of $210 million consisting of $206 million for the write-down of long-lived assets, primarily damaged assets of our Gulf Coast operations affected by Hurricane Katrina, net of $10 million of insurance proceeds received from our insurance carriers (see Note 14), $11 million in employee severance, benefits and relocation costs, $3 million of lease termination costs and $4 million in non-cash stock option modification costs related to terminated employees, offset by a $14 million reduction of reserves, primarily related to restructuring charges recorded in prior periods. During the nine months ended September 30, 2004, we recorded restructuring charges of $35 million consisting of $19 million in employee severance, benefits and related costs, $8 million in non-cash stock option modification costs related to terminated employees and $8 million in contract termination and consulting costs.

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

NOTE 7 SHAREHOLDERS’ EQUITY

The following table shows the changes in consolidated shareholders’ equity during the nine months ended September 30, 2005 (dollars in millions, shares in thousands):

	Shares Outstanding	Issued Par Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity

Balances at December 31, 2004	467,236	$26	$4,251	$(13)	$(1,083)	$(1,482)	$1,699
Restated net loss	—	—	—	—	(438)	—	(438)
Other comprehensive income	—	—	—	1	—	—	1
Issuance of common stock	970	—	6	—	—	2	8
Stock options exercised, including tax benefit	1,200	—	12	—	—	—	12
Stock-based compensation expense	—	—	42	—	—	—	42
Restated balances at September 30, 2005	469,406	$26	$4,311	$(12)	$(1,521)	$(1,480)	$1,324

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

In addition to the reserves recorded by the above insurance subsidiaries, we maintain self-insured retention reserves based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage (i.e., self-insured retentions). Reserves for losses and related expenses are estimated using expected loss-reporting patterns and are discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity composite rate of 4.0% at September 30, 2005 and 3.8% at September 30, 2004 based on our estimated claims payout period. If actual payments of claims materially exceed projected estimates of claims, our financial position, results of operations or cash flows could be materially adversely affected. Also, we provide letters of credit to our insurers as security under a selected number of programs to collateralize the deductible and self-insured retentions under our professional and general liability insurance programs, which can be drawn upon under certain circumstances. At September 30, 2005, the current and long-term professional and general liability reserves on our Condensed Consolidated Balance Sheet were approximately $738 million.

Included in other operating expenses in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $60 million and $178 million for the three and nine months ended September 30, 2005 and $55 million and $217 million for the three and nine months ended September 30, 2004, respectively.

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

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of federal securities laws. Recipients of Wells Notices have the opportunity to respond before the SEC’s staff makes its formal recommendation on whether any action should be brought. We submitted a response on May 13, 2005.

As previously disclosed, the SEC is also investigating allegations made by a former employee that inappropriate contractual allowances for managed care contracts may have been established at three California hospitals through at least fiscal year 2001. At the request of the audit committee of our board of directors, the board’s independent outside counsel, Debevoise & Plimpton LLP (“Debevoise”), conducted an investigation of these allegations utilizing the forensic accounting services of Huron Consulting Group (“Huron”). This investigation was expanded and included determining whether similar issues might have affected other Tenet hospitals during the periods mentioned in the allegations and any other pertinent periods. Debevoise and Huron have completed their investigation and presented the results of their findings to the audit committee.Based on these findings, the audit committee determined that it would be necessary to restate our previously reported financial statements as described in Note 15.  We are continuing to cooperate with the SEC with respect to its investigation, including responding to subsequent requests for voluntary production of documents, as well as a subpoena request for documents dated October 6, 2005, and have provided regular updates to the SEC as to the progress of the investigation.

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

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 11  INCOME TAXES

Income taxes in the nine months ended September 30, 2005 included the following: (1) income tax expense of $130 million in continuing operations to increase the valuation allowance for our deferred tax assets; (2) income tax expense of $23 million in discontinued operations to increase the valuation allowance; and (3) a $26 million income tax benefit in continuing operations to reduce our estimated liability for audit contingencies. A $789 million valuation allowance for our deferred tax assets was initially recorded in the fourth quarter of 2004. We assess the realization of our deferred tax assets quarterly to determine whether an adjustment to the income tax valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, we determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized. Based on our assessment of the realization of our deferred tax assets and the balance of those deferred tax assets, which are adjusted each quarter for changes in temporary differences, an adjustment of the valuation allowance is recorded each quarter.  Given the magnitude of our valuation allowance, our future income/losses could result in a significant adjustment to this valuation allowance.

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

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of the restatement, originally reported net loss was decreased by $7 million ($0.02 per share) and increased by $6 million ($0.02 per share) for the three and nine months ended September 30, 2005, respectively, and was increased by $7 million ($0.02 per share) and $1 million ($0.00 per share) for the three and nine months ended September 30, 2004, respectively. The cumulative impact of errors related to periods prior to 2005 of $153 million has been reflected as a prior period adjustment to retained earnings as of December 31, 2004. For further information on the effect of these restatement adjustments on the December 31, 2004 Consolidated Balance Sheet, refer to the audited Consolidated Financial Statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2005.   All of the amounts included in this report reflect these restated financial results.

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

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the net loss and loss per share as originally reported to amounts as reported for applicable periods with reference to the above adjustment categories:

	Three Months Ended September 30				Nine Months Ended September 30
	2005		2004		2005		2004
	Amount	EPS	Amount	EPS	Amount	EPS	Amount	EPS
Net loss, as originally reported	$(408)	$(0.87)	$(70)	$(0.15)	$(432)	$(0.92)	$(618)	$(1.33)
Adjustments resulting from the investigation, before tax:
Unsupported or inappropriate contractual allowances(1)
Net operating revenues	7	0.02	(7)	(0.02)	9	0.02	—	—
Timing of revenue recognition(2)
Net operating revenues	—	—	(1)	—	(1)	—	(1)	—
Release of prior period reserves(3)
Provision for doubtful accounts	—	—	—	—	(9)	(0.02)	—	—
Other operating expenses	—	—	—	—	7	0.02	—	—
Restructuring charges	—	—	—	—	—	—	(3)	(0.01)
	7	0.02	(8)	(0.02)	6	0.02	(4)	(0.01)
Audit differences recorded, before tax:
Decrease in professional and general liability reserves(4)
Other operating expenses	—	—	—	—	(8)	(0.02)	—	—
	—	—	—	—	(8)	(0.02)	—	—
Total adjustments to loss from continuing operations, before income taxes	7	0.02	(8)	(0.02)	(2)	(0.01)	(4)	(0.01)
Income tax effect of the above adjustments	(2)	—	3	0.01	1	—	2	—
Change in valuation allowance due to adjustments recorded(5)	2	—	—	—	(1)	—	—	—
	—	—	3	0.01	—	—	2	—
Total impact on net loss from continuing operations	7	0.02	(5)	(0.01)	(2)	(0.01)	(2)	—

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30				Nine Months Ended September 30
	2005		2004		2005		2004
	Amount	EPS	Amount	EPS	Amount	EPS	Amount	EPS
Unsupported or inappropriate contractual allowances(1)
Net operating revenues	—	—	(4)	(0.01)	—	—	(1)	(0.01)
Timing of revenue recognition(2)
Net operating revenues	—	—	1	—	(1)	—	3	0.01
Decrease in professional and general liability reserves(4)
Other operating expenses	—	—	—	—	(2)	(0.01)	—	—
Unsupported allowance for doubtful accounts(1)
Provision for doubtful accounts	—	—	—	—	(1)	—	—	—
Total adjustments to loss from discontinued operations, before income taxes	—	—	(3)	(0.01)	(4)	(0.01)	2	—
Income tax effect of discontinued operations adjustments	—	—	1	—	1	—	(1)	—
Change in valuation allowance due to adjustments recorded(5)	—	—	—	—	(1)	—	—	—
	—	—	1	—	—	—	(1)	—
Total impact on net loss from discontinued operations	—	—	(2)	(0.01)	(4)	(0.01)	1	—
Net loss, as restated	$(401)	$(0.85)	$(77)	$(0.17)	$(438)	$(0.94)	$(619)	$(1.33)

The following tables set forth the net effects of these restatement adjustments on our Consolidated Financial Statements:

Consolidated Statements of Operations

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Net operating revenues	$7	$(8)	$8	$(1)
Operating expenses:
Provision for doubtful accounts	—	—	9	—
Other operating expenses	—	—	1	—
Impairment of long-lived assets and goodwill, and restructuring charges	—	—	—	3
Income (loss) from continuing operations, before income taxes	7	(8)	(2)	(4)
Income tax (expense) benefit	—	3	—	2
Income (loss) from continuing operations, before discontinued operations	7	(5)	(2)	(2)
Discontinued operations:
Income (loss) from operations of asset group	—	(3)	(4)	2
Income tax (expense) benefit	—	1	—	(1)
Income (loss) from discontinued operations	—	(2)	(4)	1
Net income (loss)	$7	$(7)	$(6)	$(1)
Basic and diluted earnings (loss) per common share
Continuing operations	$0.02	$(0.01)	$(0.01)	$—
Discontinued operations	—	(0.01)	(0.01)	—
	$0.02	$(0.02)	$(0.02)	$—

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet

September 30, 2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Professional liability reserves(4)	$(13)
Total current liabilities	(13)
Other long-term liabilities and minority interests(5)	52
Total liabilities	39

Additional paid-in capital(6)	120
Retained earnings (deficit)	(159)
Total shareholders’ equity	(39)
Total liabilities and shareholders’ equity	$—

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

TENET HEALTHCARE CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

TENET HEALTHCARE CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS—OVERVIEW

Our results of operations for this quarter compared to the same quarter of the prior year reflect the challenges we have faced in restructuring our operations to focus on a smaller group of general hospitals. Our turnaround timeframe is influenced by industry trends and company-specific challenges that continue to negatively affect our patient volumes, revenue growth and operating expenses. In addition, our turnaround timeframe has now been influenced by the impact of Hurricane Katrina.  Our future profitability depends on volume growth, reimbursement levels and cost control. Below are some of the financial highlights for the three months ended September 30, 2005 compared to the three months ended September 30, 2004:

•                  Same-hospital net inpatient revenue per patient day and per admission increased by 4.5% and 3.8%, respectively, primarily due to the effect of newly negotiated levels of reimbursement on our managed care contracts.

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

•                  Loss per diluted share from continuing operations was $0.80 in the current quarter compared to a loss per diluted share of $0.12 in the prior year quarter.  Approximately $0.32 of the current quarter loss per share is directly attributable to Hurricane Katrina.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	Restated (See Note 15) (Expense) Income
Additional provision for doubtful accounts	$—	$—	$—	$(196)
Impairment and restructuring charges	(205)	(2)	(210)	(35)
Loss from hurricanes and related costs	(40)	(12)	(40)	(12)
Costs of litigation and investigations	(28)	(10)	(47)	(29)
Net gains on sales of long-term investments	—	—	—	6
Loss from early extinguishment of debt	—	—	(15)	(5)
Pretax impact	$(273)	$(24)	$(312)	$(271)
Deferred tax asset valuation allowance	$(139)	$—	$(130)	$—
Reduction in estimated tax exposures	$3	$—	$26	$—
Total after-tax impact	$(308)	$(17)	$(301)	$(168)
Diluted per-share impact of above items	$(0.66)	$(0.04)	$(0.64)	$(0.36)
Diluted loss per share, including above items	$(0.80)	$(0.12)	$(0.79)	$(0.42)

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

OUTLOOK

We have implemented a variety of programs and initiatives, previously announced and discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 (“Annual Report”), in an effort to address the various challenges that we presently face. However, we do not anticipate significant improvement in operating performance to be achievable in the remainder of 2005.  In 2006, we will continue to face many of the same challenges in improving our operating performance. These challenges include, but are not limited to, ongoing issues resulting from our prior pricing strategy, reduced volume levels, provisions for doubtful accounts, reduced net cash flow from operations, and the need to resolve a number of government investigations and legal actions. We believe that our decision to divest all but 69 of our hospitals, our ongoing program to reduce costs and enhance operating performance, and our clinical quality initiatives will ultimately position us to improve our results of operations. The expected long-term benefits of these initiatives will be temporarily offset by costs to implement our planned initiatives and other costs. In the long term, however, we believe the prospects for the 69 hospitals that we will continue to operate are positive as a whole, relative to their current performance, and the restructuring and other initiatives we have undertaken will position us to improve our future financial performance.

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

FORWARD–LOOKING STATEMENTS

The information in this report includes “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward–looking statements. These forward-looking statements represent management’s current belief, based on currently available information, as to the outcome and timing of future events. They involve known and unknown risks, uncertainties and other factors—many of which we are unable to predict or control—that may cause our actual results, performance or achievements, or health care industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the following:

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

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below shows the sources of net patient revenues for our general hospitals, expressed as percentages of total net patient revenues from all sources:

	Three Months Ended September 30			Nine Months Ended September 30
Net patient revenues from:	2005	2004	Increase (Decrease)(1)	2005	2004	Increase (Decrease)(1)
	Restated (See Note 15)
Medicare	26.5%	25.3%	1.2%	27.3%	25.7%	1.6%
Medicaid	8.8%	7.8%	1.0%	8.4%	7.4%	1.0%
Managed care(2)	51.1%	49.3%	1.8%	50.6%	49.5%	1.1%
Indemnity, self-pay and other	13.6%	17.6%	(4.0)%	13.7%	17.4%	(3.7)%

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

There have been no material changes to the information about these programs in our Annual Report, except as follows:

Outliers

CMS Program Memorandum Transmittal A-02-126 dated December 20, 2002 – Instructions Regarding Outlier Payments (“PM”) instructed Medicare fiscal intermediaries to identify hospitals that “appear, through data analysis, to present the greatest risk to the program.” The PM set forth requirements and criteria for audits and reviews, which include comprehensive field audits of cost reports, uniform charge reviews and medical reviews. We previously disclosed that, in

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

accordance with the PM, CMS instructed our fiscal intermediary to conduct audits and reviews of 16 of our hospitals, including nine hospitals that are part of our divestiture plan.  During the third quarter of 2005, our fiscal intermediary completed the cost report audits and uniform charge reviews of our hospitals required by the PM, and we have received notices of their findings for the hospitals reviewed. There were no adverse findings from the uniform charge reviews, the purpose of which was to establish that hospitals applied charges for services uniformly and consistently. The intermediary’s findings from its audit of the cost reports, most of which had been previously audited and settled through routinely conducted audits, will not have a material impact on our previously recorded revenues. However, our charging practices in connection with our Medicare outlier payments received in prior years remain under investigation.  (See Note 10 to the Condensed Consolidated Financial Statements.)

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

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following two tables show a summary of our net operating revenues, operating expenses and operating income or loss from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	Restated (See Note 15)
Net operating revenues:
General hospitals	$2,344	$2,357	$7,147	$7,327
Other operations	50	63	168	179
Net operating revenues	2,394	2,420	7,315	7,506
Operating expenses:
Salaries, wages and benefits	1,099	1,069	3,337	3,249
Supplies	446	421	1,350	1,280
Provision for doubtful accounts	206	251	526	1,010
Other operating expenses	554	557	1,628	1,675
Depreciation	95	92	271	272
Amortization	10	6	22	16
Impairment and restructuring charges	205	2	210	35
Loss from hurricane and related costs	40	—	40	—
Costs of litigation and investigations	28	10	47	29
Loss from early extinguishment of debt	—	—	15	5
Operating income (loss)	$(289)	$12	$(131)	$(65)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	Restated (See Note 15) (% of Net Operating Revenues)
Net operating revenues:
General hospitals	97.9%	97.4%	97.7%	97.6%
Other operations	2.1%	2.6%	2.3%	2.4%
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	45.9%	44.2%	45.6%	43.3%
Supplies	18.6%	17.4%	18.5%	17.1%
Provision for doubtful accounts	8.6%	10.4%	7.2%	13.4%
Other operating expenses	23.1%	23.0%	22.3%	22.3%
Depreciation	4.0%	3.8%	3.7%	3.6%
Amortization	0.4%	0.2%	0.3%	0.2%
Impairment and restructuring charges	8.6%	0.1%	2.9%	0.5%
Loss from hurricane and related costs	1.7%	—%	0.5%	—%
Costs of litigation and investigations	1.2%	0.4%	0.6%	0.4%
Loss from early extinguishment of debt	—%	—%	0.2%	0.1%
Operating income (loss)	(12.1)%	0.5%	(1.8)%	(0.9)%

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

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net operating revenues from our other operations were $50 million and $63 million for the three months ended September 30, 2005 and 2004, respectively, and were $168 million and $179 million for the nine months ended September 30, 2005 and 2004, respectively, including equity earnings of unconsolidated affiliates of $5 million and $4 million for the three months ended September 30, 2005 and 2004, respectively, and $16 million and $14 million for the nine months ended September 30, 2005 and 2004, respectively.  As we continue to focus on our general hospital operations, the revenue attributable to our other operations may decrease.

The table below shows certain selected historical operating statistics for our continuing general hospitals:

	Three Months Ended September 30				Nine Months Ended September 30
	2005	2004	Increase (Decrease)		2005	2004	Increase (Decrease)
	Restated (See Note 15) (Dollars in Millions, Except Per Patient Day, Per Admission and Per Visit Amounts)

Net inpatient revenues(2)	$1,603	$1,579	1.5%		$4,902	$4,939	(0.7)%
Net outpatient revenues(2)	$708	$746	(5.1)%		$2,144	$2,285	(6.2)%
Number of general hospitals (at end of period)	69	69	—	(1)	69	69	—	(1)
Licensed beds (at end of period)	17,859	17,933	(0.4)%		17,859	17,933	(0.4)%
Average licensed beds	17,859	17,932	(0.4)%		18,023	17,847	1.0%
Utilization of licensed beds(5)	50.8%	52.7%	(1.9	)%(1)	53.5%	55.0%	(1.5	)%(1)
Patient days	834,601	868,975	(4.0)%		2,634,200	2,688,413	(2.0)%
Equivalent patient days(4)	1,179,032	1,219,423	(3.3)%		3,692,519	3,744,508	(1.4)%
Net inpatient revenue per patient day	$1,921	$1,817	5.7%		$1,861	$1,837	1.3%
Admissions(3)	163,707	169,211	(3.3)%		510,691	518,514	(1.5)%
Equivalent admissions(4)	233,272	239,723	(2.7)%		721,244	728,189	(1.0)%
Net inpatient revenue per admission	$9,792	$9,332	5.0%		$9,599	$9,525	0.8%
Average length of stay (days)	5.1	5.1	—	(1)	5.2	5.2	—	(1)
Surgeries	120,871	122,401	(1.3)%		369,879	371,541	(0.4)%
Net outpatient revenue per visit	$568	$561	1.2%		$541	$530	2.1%
Outpatient visits	1,246,170	1,328,946	(6.2)%		3,964,119	4,314,374	(8.1)%

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

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Increase (Decrease)	2005	2004	Increase (Decrease)
	Restated (See Note 15) (Dollars in Millions, Except Per Patient Day, Per Admission and Per Visit Amounts)

Net inpatient revenues	$1,533	$1,498	2.3%	$4,616	$4,653	(0.8)%
Net outpatient revenues	$678	$698	(2.9)%	$2,010	$2,133	(5.8)%
Number of general hospitals (at end of period)	63	63	— (1)	63	63	—	(1)
Average licensed beds	16,582	16,640	(0.3)%	16,603	16,534	0.4%
Patient days	793,309	810,595	(2.1)%	2,455,135	2,504,951	(2.0)%
Net inpatient revenue per patient day	$1,932	$1,848	4.5%	$1,880	$1,858	1.2%
Admissions	156,682	158,908	(1.4)%	479,401	486,302	(1.4)%
Net inpatient revenue per admission	$9,784	$9,427	3.8%	$9,629	$9,568	0.6%
Average length of stay (days)	5.1	5.1	— (1)	5.1	5.2	(0.1	)(1)
Net outpatient revenue per visit	$573	$565	1.4%	$546	$530	3.0%
Outpatient visits	1,182,418	1,235,802	(4.3)%	3,682,778	4,022,808	(8.5)%

REVENUES

During the three and nine months ended September 30, 2005, net operating revenues from continuing operations were lower than in the three and nine months ended September 30, 2004.  For the current year nine-month period, net operating revenues decreased approximately $191 million or 2.5%.  Of this decline, 17%, or $33 million, was attributable to the disruption in operations at our Gulf Coast hospitals and imaging centers during September 2005 from Hurricane Katrina. Net operating revenues were also impacted by the discounts recorded on self-pay accounts under our Compact.  Total discounts, which reduced net operating revenues, for the nine months ended September 30, 2005 and 2004, were $504 million and $136 million, respectively.

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

•      Overall increases in net inpatient revenue per patient day and per admission of 5.7% and 5.0%, respectively, which were impacted by Compact discounts of $104 million in the current year quarter and $56 million in the prior year quarter; and

•      Lower overall volume levels, which partially offset the above items.

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

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have experienced and expect to continue to experience significant salary, wage and benefit pressures created by the nursing shortage throughout the country. In addition, approximately 17% of our employees were represented by labor unions as of September 30, 2005.  As union activity increases at our hospitals, our salaries, wages and benefits expense is likely to increase more rapidly than our net operating revenues. In the third quarter of 2005, labor union contracts at four hospitals in California expired, however, new contracts were negotiated consistent with our existing agreement that provides a framework for pre-negotiated salaries, wages and benefits and streamlines the contract negotiation process for all of our California hospitals.  The new contracts will not have a material adverse affect on our results of operations.

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

Payment pressure from managed care payers has also affected our provision for doubtful accounts. We continue to experience ongoing managed care payment delays and disputes; however, we are working with these payers to obtain adequate and timely reimbursement for our services. In the second quarter of 2005, bad debt expense included a positive adjustment of approximately $34 million to reduce bad debt expense for disputed managed care receivables that were

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ultimately settled. As a result of these settlements, a corresponding adjustment was recorded to increase contractual allowances, which reduced net operating revenues by approximately $30 million. Our current estimated collection rate on managed care accounts is approximately 93%, which includes collections from point-of-service through collections by our in-house collection agency or external collection vendors.  The comparable managed care collection percentage as of December 31, 2004 was approximately 95%.

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

The provision for doubtful accounts was higher in the quarter ended September 30, 2005 than our past several quarters, due to the impact of Hurricane Katrina, as well as systems conversions and outages, both of which resulted in weaker cash collections during the quarter, and an increase in our uninsured outpatient volume. Our accounts receivable days outstanding (“AR Days”) from continuing operations increased to 58 days at September 30, 2005, compared to 56 days at June 30, 2005 and 57 days at December 31, 2004. AR Days at September 30, 2005 is within our target of below 60 days. This amount is calculated as our accounts receivable from continuing operations on that date divided by our revenue from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

We manage our provision for doubtful accounts using hospital specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections and (3) accounts receivable aging. The following tables present the approximate aging by payer of our continuing operations’ net accounts receivable of $1.558 billion and $1.607 billion, excluding cost report settlements and valuation allowances of $60 million and $118 million, at September 30, 2005 and December 31, 2004, respectively:

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

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows the approximate amount of net accounts receivable in our MEP, still awaiting determination of eligibility under a government program at September 30, 2005 and December 31, 2004, by aging category:

	September 30 2005	December 31 2004(2)
0-60 days	$75	$39
61-120 days	18	14
121-180 days	7	7
Over 180 days(1)	—	—
Total	$100	$60

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

OTHER OPERATING EXPENSES

Included in other operating expenses is malpractice expense of $60 million and $178 million for the three and nine months ended September 30, 2005 compared to $55 million and $217 million for the three and nine months ended September 30, 2004, respectively. The decline in malpractice expense for the nine months ended September 30, 2005 is substantially due to the second quarter of 2004 including additional expense as a result of (1) the increasing of reserves reflecting adverse loss development and (2) changes in claim payment patterns whereby a shorter maturity discount rate began to be used. Also included in other operating expenses is a net gain of $10 million and $27 million for the nine months ended September 30, 2005 and 2004, respectively, from the sale of certain home health agencies, hospices, clinics and other assets.

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

INCOME TAX (EXPENSE) BENEFIT

The income tax (expense) benefit for the three and nine months ended September 30, 2005 includes an increase in the valuation allowance against deferred tax assets of $139 million and $130 million, respectively.  We established a valuation allowance in the fourth quarter of 2004 as a result of assessing the realization of our deferred tax assets based on the fact that we incurred significant impairment charges, legal settlements and continued adverse results of operations, combined with having a cumulative loss for the three-year period ended December 31, 2004, which is considered “negative evidence” under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). We concluded that, as a result of this negative evidence, SFAS 109 precludes us from relying upon our forecasts of future income for the purpose of supporting the realization of the deferred tax assets under the more likely than not standard. (See Note 15 to the Consolidated Financial Statements included in the Annual Report.) During the nine months ended September 30, 2005, we reduced our estimated exposures for audit contingencies by $26 million to reflect a partial settlement with the Internal Revenue Service of certain disputed issues.

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

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30, 2005
	GAAP Amounts	Compact Adjustments	Non-GAAP Amounts
	Restated (See Note 15)
	(Dollars in Millions, Except Per Admission and Per Visit Amounts)

Net operating revenues	$7,315	$504	$7,819
Operating expenses:
Salaries, wages and benefits	3,337	—	3,337
Supplies	1,350	—	1,350
Provision for doubtful accounts	526	463	989
Other operating expenses	1,628	—	1,628

As a percent of net operating revenues
Net operating revenues	100.0%		100.0%
Operating expenses:
Salaries, wages and benefits	45.6%		42.7%
Supplies	18.5%		17.3%
Provision for doubtful accounts	7.2%		12.6%
Other operating expenses	22.3%		20.8%

Continuing general hospitals
Net inpatient revenue	$4,902	$253	$5,155
Net outpatient revenue	$2,144	$251	$2,395
Admissions	510,691		510,691
Outpatient visits	3,964,119		3,964,119
Net inpatient revenue per admission	$9,599	$495	$10,094
Net outpatient revenue per visit	$541	$63	$604

Same-hospital
Net inpatient revenue	$4,616	$240	$4,856
Net outpatient revenue	$2,010	$228	$2,238
Admissions	479,401		479,401
Outpatient visits	3,682,778		3,682,778
Net inpatient revenue per admission	$9,629	$501	$10,130
Net outpatient revenue per visit	$546	$62	$608

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30, 2004
	GAAP Amounts	Compact and Bad Debt Adjustments		Non-GAAP Amounts
	Restated (See Note 15)
	(Dollars in Millions, Except Per Admission and Per Visit Amounts)

Net operating revenues	$7,506	$136		$7,642
Operating expenses:
Salaries, wages and benefits	3,249	—		3,249
Supplies	1,280	—		1,280
Provision for doubtful accounts	1,010	(71	)(1)	939
Other operating expenses	1,675	—		1,675

As a percent of net operating revenues
Net operating revenues	100.0%			100.0%
Operating expenses:
Salaries, wages and benefits	43.3%			42.5%
Supplies	17.1%			16.7%
Provision for doubtful accounts	13.4%			12.3%
Other operating expenses	22.3%			21.9%

Continuing general hospitals
Net inpatient revenue	$4,939	$72		$5,011
Net outpatient revenue	$2,285	$64		$2,349
Admissions	518,514			518,514
Outpatient visits	4,314,374			4,314,374
Net inpatient revenue per admission	$9,525	$139		$9,664
Net outpatient revenue per visit	$530	$15		$545

Same-hospital
Net inpatient revenue	$4,653	$71		$4,724
Net outpatient revenue	$2,133	$60		$2,193
Admissions	486,302			486,302
Outpatient visits	4,022,808			4,022,808
Net inpatient revenue per admission	$9,568	$146		$9,714
Net outpatient revenue per visit	$530	$15		$545

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

TENET HEALTHCARE CORPORATION

LEGAL PROCEEDINGS

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

TENET HEALTHCARE CORPORATION

LEGAL PROCEEDINGS

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

TENET HEALTHCARE CORPORATION

LEGAL PROCEEDINGS

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

ITEM 6. EXHIBITS

(10)     Material Contracts

(a)   Form of Indemnification Agreement entered into with each of Brenda J. Gaines, Karen M. Garrison and J. McDonald Williams as of October 31, 2005 (as entered into with each of the Registrant’s other directors)*

(31)     Rule 13a-14(a)/15d-14(a) Certifications

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

*          Incorporated herein by reference to the Exhibit bearing the same number to the Company’s 10-Q filed on November 1, 2005.

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