Form 10-Q
period 2006-03-31
TENET HEALTHCARE CORP
filed 2006-05-09
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-7293

TENET HEALTHCARE CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	95-2557091
(State of Incorporation)	(IRS Employer
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

As of April 30, 2006, there were 470,652,534 shares of common stock outstanding.

TENET HEALTHCARE CORPORATION

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Financial Statements	1
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	44
Item 6.	Exhibits	45

i

PART I.

ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$975	$1,373
Investments in marketable debt securities	10	5
Accounts receivable, less allowance for doubtful accounts ($575 at March 31, 2006 and $594 at December 31, 2005)	1,584	1,525
Inventories of supplies, at cost	194	190
Deferred income taxes	33	107
Assets held for sale	9	11
Other current assets	273	297
Total current assets	3,078	3,508
Restricted cash	263	263
Investments and other assets	364	380
Property and equipment, at cost, less accumulated depreciation and amortization ($2,621 at March 31, 2006 and $2,582 at December 31, 2005)	4,601	4,620
Goodwill	800	800
Other intangible assets, at cost, less accumulated amortization ($144 at March 31, 2006 and $134 at December 31, 2005)	231	241
Total assets	$9,337	$9,812
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$19	$19
Accounts payable	776	857
Accrued compensation and benefits	329	441
Professional and general liability reserves	150	145
Accrued interest payable	96	124
Accrued legal settlement costs	90	313
Other current liabilities	349	393
Total current liabilities	1,809	2,292
Long-term debt, net of current portion	4,785	4,784
Professional and general liability reserves	590	594
Other long-term liabilities and minority interests	918	909
Deferred income taxes	136	212
Total liabilities	8,238	8,791
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 526,005,929 shares issued at March 31, 2006 and 525,373,176 shares issued at December 31, 2005	26	26
Additional paid-in capital	4,329	4,320
Accumulated other comprehensive loss	(40)	(39)
Accumulated deficit	(1,737)	(1,807)
Less common stock in treasury, at cost, 55,548,334 shares at March 31, 2006 and 55,663,588 shares at December 31, 2005	(1,479)	(1,479)
Total shareholders’ equity	1,099	1,021
Total liabilities and shareholders’ equity	$9,337	$9,812

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions,

Except Per-Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net operating revenues	$2,414	$2,501
Operating expenses:
Salaries, wages and benefits	1,075	1,124
Supplies	449	457
Provision for doubtful accounts	138	167
Other operating expenses	536	527
Depreciation	83	90
Amortization	7	6
Impairment of long-lived assets and restructuring charges	1	9
Loss from hurricanes and related costs	5	—
Costs of litigation and investigations	16	8
Loss from early extinguishment of debt	—	15
Operating income	104	98
Interest expense	(102)	(101)
Investment earnings	17	9
Minority interests	(1)	(3)
Net gains on sales of investments	2	—
Income from continuing operations, before income taxes	20	3
Income tax (expense) benefit	(5)	17
Income from continuing operations, before discontinued operations and cumulative effect of change in accounting principle	15	20
Discontinued operations:
Income (loss) from operations of asset group	13	(39)
Impairment of long-lived assets and restructuring charges	(3)	(7)
Insurance recovery	45	—
Net gains on sales of asset group	—	22
Income tax expense	(2)	—
Income (loss) from discontinued operations	53	(24)
Income (loss) before cumulative effect of change in accounting principle	68	(4)
Cumulative effect of change in accounting principle, net of tax	2	—
Net income (loss)	$70	$(4)
Earnings (loss) per common share and common equivalent share
Basic
Continuing operations	$0.03	$0.04
Discontinued operations	0.12	(0.05)
Cumulative effect of change in accounting principle, net of tax	—	—
	$0.15	$(0.01)
Diluted
Continuing operations	$0.03	$0.04
Discontinued operations	0.12	(0.05)
Cumulative effect of change in accounting principle, net of tax	—	—
	$0.15	$(0.01)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	470,069	468,047
Diluted	470,745	468,947

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net income (loss)	$70	$(4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	90	96
Provision for doubtful accounts	138	167
Deferred income tax benefit	(1)	(18)
Stock-based compensation charges	11	13
Impairment of long-lived assets and restructuring charges	1	9
Loss from early extinguishment of debt	—	15
Pre-tax (income) loss from discontinued operations	(55)	24
Cumulative effect of change in accounting principle	(2)	—
Other items	8	3
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses and sales of facilities:
Accounts receivable	(187)	(194)
Inventories and other current assets	11	16
Income taxes payable	4	536
Accounts payable, accrued expenses and other current liabilities	(240)	(195)
Other long-term liabilities	14	17
Payments against reserves for restructuring charges and litigation costs and settlements	(175)	(14)
Net cash provided by (used in) operating activities from discontinued operations, excluding income taxes	(8)	45
Net cash provided by (used in) operating activities	(321)	516
Cash flows from investing activities:
Purchases of property and equipment:
Continuing operations	(92)	(94)
Gulf Coast operations	(24)	(2)
Discontinued operations	(1)	—
Proceeds from sales of facilities, investments and other assets	26	76
Purchases of marketable securities	(3)	—
Insurance recoveries	10	—
Other items	6	(2)
Net cash used in investing activities	(78)	(22)
Cash flows from financing activities:
Sale of new senior notes	—	773
Repurchases of senior notes	—	(413)
Payments of borrowings	—	(22)
Proceeds from exercise of stock options	—	8
Other items	1	3
Net cash provided by financing activities	1	349
Net increase (decrease) in cash and cash equivalents	(398)	843
Cash and cash equivalents at beginning of period	1,373	654
Cash and cash equivalents at end of period	$975	$1,497
Supplemental disclosures:
Interest paid, net of capitalized interest	$(123)	$(94)
Income tax refunds received (payments made), net	$(3)	$537

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business

Tenet Healthcare Corporation (together with our subsidiaries, referred to as “Tenet,” the “Company,” “we” or “us”) is an investor-owned health care services company whose subsidiaries and affiliates (collectively, “subsidiaries”) operate general hospitals and related health care facilities, and hold investments in other companies (including health care companies). At March 31, 2006, our subsidiaries operated 71 general hospitals, including two hospitals not yet divested classified as discontinued operations, with a total of 18,247 licensed beds, serving urban and rural communities in 13 states. We also owned or operated various related health care facilities, including two rehabilitation hospitals, a cancer hospital, a long-term acute care hospital, skilled nursing facilities and medical office buildings—all of which are located on, or nearby, one of our general hospital campuses; and physician practices, captive insurance companies and various other ancillary health care businesses (including outpatient surgery centers, diagnostic imaging centers, and occupational and rural health care clinics).

Basis of Presentation

This quarterly report supplements our Annual Report on Form 10-K for the year ended December 31, 2005 (“Annual Report”). As permitted by the Securities and Exchange Commission (“SEC”) for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in our Annual Report. For further information, refer to the audited Consolidated Financial Statements and notes included in our Annual Report. Unless otherwise indicated, all financial and statistical information included herein relates to our continuing operations, with dollar amounts expressed in millions (except per-share amounts).

Although the Condensed Consolidated Financial Statements and related notes within this document are unaudited, we believe all adjustments considered necessary for fair presentation have been included. In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America, we must use estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements and accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base the estimates on historical experience and on assumptions that we believe to be reasonable, given the particular circumstances in which we operate. Actual results may vary from those estimates.

Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year 2006. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly trends in patient accounts receivable collectibility and associated provisions for doubtful accounts; the timing and magnitude of price changes; fluctuations in contractual allowances, including the impact of the discounting components of our Compact with Uninsured Patients (“Compact”) and cost report settlements and valuation allowances; changes in Medicare regulations; Medicaid funding levels set by the states in which we operate; levels of malpractice expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and valuation allowances; the timing and amounts of stock option and restricted stock unit grants to employees, directors and others; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: the business environment of local communities; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; local health care competitors; managed care contract negotiations or terminations; unfavorable publicity, which impacts relationships with physicians and patients; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

Change in Accounting Principle

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payments,” and recorded a $2 million ($0.00 per share) credit, net of tax expense and related valuation allowance, as a cumulative effect of a change in accounting principle. See Note 6 for further information.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” (“FIN 47”) effective December 31, 2005 and

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

recorded a liability of $19 million, of which $16 million was recorded as a cumulative effect of a change in accounting principle, net of tax benefit and related valuation allowance. Substantially all of the impact of adopting FIN 47 relates to estimated costs to remove asbestos that is contained within our facilities. If we had adopted FIN 47 effective January 1, 2005, it would have increased net loss for the three months ended March 31, 2005 by less than $0.5 million. The impact of adopting FIN 47 on the three months ended March 31, 2006 was approximately $0.5 million.

Change in Estimate

Based on updated historical cost report settlement trends and refinements to estimate such trends, current quarter net operating revenues include a favorable adjustment of $17 million pre-tax, $11 million after tax ($0.02 per share), as a result of a change in estimate of the valuation allowances necessary for prior-year cost report periods not yet audited and settled by our fiscal intermediary. For further information on the estimation of valuation allowances for prior-year cost report periods, see Critical Accounting Estimates—Revenue Recognition in our Annual Report.

NOTE 2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

During the three months ended March 31, 2006, we recorded $230 million of discounts as contractual allowances on self-pay accounts under our Compact compared to $155 million during the three months ended March 31, 2005. Prior to implementation of the Compact, a significant portion of these discounts would have been written down as provision for doubtful accounts if the accounts were not collected. The discounts for uninsured patients were in effect at all 69 of our hospitals as of March 31, 2006, but at only 57 of our hospitals by March 31, 2005.

We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per diem amount for services received, subject to a cap. Except for the per diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; and, therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. For the three months ended March 31, 2006, $172 million in charity care gross charges were excluded from net operating revenues and provision for doubtful accounts compared to $155 million for the three months ended March 31, 2005.

As of March 31, 2006, our total estimated collection rates on managed care accounts and self-pay accounts were approximately 97% and 27%, respectively, which included collections from point-of-service through collections by our in-house collection agency or external collection vendors. The comparable managed care and self-pay collection rates as of December 31, 2005 were approximately 96% and 25%, respectively.

Accounts that are pursued for collection through regional or hospital-based business offices are maintained on our hospitals’ books and reflected in patient accounts receivable with an allowance for doubtful accounts established based on their estimated net realizable value. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report.)

Accounts assigned to a collection agency are written off and excluded from patient accounts receivable and allowance for doubtful accounts; however, an estimate of future recoveries from all accounts in collection is determined based on historical experience and recorded on our hospitals’ books as a component of accounts receivable in the Condensed Consolidated Balance Sheets.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The principal components of accounts receivable are shown in the table below:

	March 31,	December 31,
	2006	2005
Continuing Operations:
Patient accounts receivable	$2,052	$2,057
Allowance for doubtful accounts	(529)	(544)
Estimated future recovery of accounts in collection	57	68
Net cost report settlements payable and valuation allowances	(46)	(94)
	1,534	1,487
Discontinued Operations—Accounts receivable, net of allowance for doubtful accounts ($46 million at March 31, 2006 and $50 million at December 31, 2005) and net cost report settlements payable and valuation allowances ($12 million at March 31, 2006 and $26 million at December 31, 2005)	50	38
Accounts receivable, net	$1,584	$1,525

NOTE 3. DISCONTINUED OPERATIONS

In January 2004, we announced a major restructuring of our operations involving the proposed divestiture of 27 general hospitals (19 in California and eight others in Louisiana, Massachusetts, Missouri and Texas). As of March 31, 2006, we had completed the divestiture of 25 of the 27 facilities. Discussions and negotiations with potential buyers for the remaining two hospitals slated for divestiture were ongoing as of March 31, 2006. We have classified the results of operations of these hospitals and certain other prior period divestitures (see Note 5 to the Consolidated Financial Statements in our Annual Report) as discontinued operations for all periods presented in the accompanying Condensed Consolidated Statements of Operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

We classified $7 million and $6 million of assets of the hospitals included in discontinued operations as “assets held for sale” in current assets in the accompanying Condensed Consolidated Balance Sheets at March 31, 2006 and December 31, 2005, respectively. These assets consist primarily of property and equipment and were recorded at the lower of the asset’s carrying amount or its fair value less costs to sell. The fair value estimates were derived from independent appraisals, established market values of comparable assets, or internal estimates of future net cash flows. Because we do not intend to sell the accounts receivable of the asset group, these receivables, less the related allowance for doubtful accounts and net cost report settlements payable and valuation allowances, are included in our consolidated net accounts receivable in the accompanying Condensed Consolidated Balance Sheets. At March 31, 2006 and December 31, 2005, the accounts receivable, net of allowance for doubtful accounts and cost report settlements payable and valuation allowances, for these hospitals was $50 million and $38 million, respectively.

We recorded $3 million of impairment and restructuring charges in discontinued operations during the quarter ended March 31, 2006 consisting primarily of $2 million for the write-down of long-lived assets to their estimated fair values, less estimated costs to sell, $1 million for employee severance and retention costs, $1 million in lease termination and other costs, and a $1 million reduction in reserves recorded in prior periods.

We recorded $7 million of impairment and restructuring charges in discontinued operations during the quarter ended March 31, 2005 consisting primarily of $6 million for the write-down of long-lived assets, $4 million in employee severance and retention costs, and a $3 million reduction in reserves recorded in prior periods.

In December 2004, we agreed to pay $395 million to settle substantially all of the patient litigation against us and our subsidiaries arising out of allegations that medically unnecessary cardiac procedures were performed at Redding Medical Center, and we recorded a charge for that amount in discontinued operations. We sought recovery under our excess professional and general liability insurance policies for up to the $275 million aggregate limit of our insurance policies that covered such claims. Our three insurance carriers raised coverage defenses and refused to pay under these policies. In January 2005, we filed for arbitration against each of the three carriers to resolve the dispute. However, we recently reached a settlement in principle with one of the excess carriers in the amount of $45 million, which we recorded as an insurance recovery in the quarter ended March 31, 2006. This insurance recovery reduces the total remaining excess limits available under our excess policies to $230 million (including up to a maximum of $200 million for the Redding claims) for all other occurrences prior to June 1, 2003. We continue to pursue recovery from the other two carriers under these excess policies up to the maximum of $200 million for the Redding claims. We currently maintain other excess liability insurance policies having a maximum aggregate coverage limit of $275 million for occurrences from June 1, 2003 through May 31, 2006.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net operating revenues and income (loss) before taxes reported in discontinued operations for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
	2006	2005
Net operating revenues	$66	$156
Income (loss) before taxes	55	(24)

As we move forward with our previously announced divestiture plans, we may incur additional asset impairment and restructuring charges in future periods.

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES

During the three months ended March 31, 2006, we recorded net impairment and restructuring charges of $1 million. We recorded a $36 million write-down of long-lived assets to their estimated fair values, primarily due to the adverse current and anticipated future financial trends at three of our hospitals, in accordance with SFAS 144, offset by $36 million of insurance proceeds for property damage caused by Hurricane Katrina. The fair value estimates were derived from independent appraisals, established market values of comparable assets, or internal estimates of future net cash flows. In addition, approximately $1 million in employee severance and related costs and $2 million in lease termination costs were recorded as restructuring charges during the period, offset by a $2 million reduction in restructuring reserves. During the three months ended March 31, 2005, we recorded restructuring charges of $9 million consisting of $6 million in employee severance, benefits and relocation costs and $3 million in non-cash stock option modification costs related to terminated employees. No impairment charge was recorded in the first quarter of 2005.

Based on future financial trends and the possible impact of negative trends on our future outlook, further impairments of long-lived assets and goodwill may occur, and we will incur additional restructuring charges. Future restructuring of our operating structure that changes our goodwill reporting units could result in further impairments of our goodwill. (See Note 14. Subsequent Events.)

The table below is a reconciliation of beginning and ending liability balances in connection with restructuring charges recorded during the three months ended March 31, 2006 in continuing and discontinued operations:

	Balances at Beginning of Period	Restructuring Charges	Cash Payments	Balances at End of Period
Three months ended March 31, 2006
Continuing operations:
Severance costs in connection with hospital cost-control programs and general overhead-reduction plans	$43	$1	$(9)	$35
Discontinued operations:
Lease cancellations and estimated costs associated with the sale or closure of hospitals and other facilities	22	1	(6)	17
	$65	$2	$(15)	$52

The above liability balances are included in other current liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Cash payments to be applied against these accruals at March 31, 2006 are expected to be approximately $17 million in 2006 and $35 million thereafter.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LONG-TERM DEBT, LEASE OBLIGATIONS AND GUARANTEES

The table below shows our long-term debt as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
Senior notes:
6 3/8%, due 2011	$1,000	$1,000
6 1/2%, due 2012	600	600
7 3/8%, due 2013	1,000	1,000
9 7/8%, due 2014	1,000	1,000
9 1/4%, due 2015	800	800
6 7/8%, due 2031	450	450
Notes payable and capital lease obligations, secured by property and equipment, payable in installments to 2013	57	58
Unamortized note discounts	(103)	(105)
Total long-term debt	4,804	4,803
Less current portion	19	19
Long-term debt, net of current portion	$4,785	$4,784

Credit Agreements

On December 31, 2004, we terminated our five-year revolving credit agreement and replaced it with a one-year letter of credit facility. The new facility provides for the issuance of up to $250 million in letters of credit and does not provide for any cash borrowings. The principal purpose of the new facility was to provide for the continuance of $216 million in letters of credit outstanding under the terminated revolving credit agreement at that time. The new facility was initially collateralized by the stock of certain of our subsidiaries and cash equal to 105% of the facility amount (approximately $263 million reflected as restricted cash on the Condensed Consolidated Balance Sheets). In March 2005, the facility was amended to provide for the release of the liens on the stock of our subsidiaries, and on April 19, 2005, the stock certificates were returned to us. All liens were subsequently terminated. In accordance with the amendment, the termination date of the letter of credit facility was extended from December 31, 2005 to June 30, 2006. The letter of credit facility was further amended in August 2005 to extend the termination date to June 30, 2008. At March 31, 2006, outstanding letters of credit under the agreement totaled $196 million.

Senior Notes

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

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Covenants

Our letter of credit facility or the indentures governing our senior notes contain covenants and conditions that have, among other requirements, limitations on (1) liens, (2) consolidations, merger or the sale of all or substantially all assets unless no event of default exists, (3) subsidiary debt and (4) prepayment of debt.

As discussed in Note 10, the ultimate resolution of claims and lawsuits brought against us, individually or in the aggregate, could have a material adverse effect on our business, financial position, results of operations or liquidity, including the inability to make scheduled debt payments when they become due.

Guarantees

Physician Relocation Agreements and Other Minimum Revenue Guarantees—Consistent with our policy on physician relocation and recruitment, we provide income guarantee agreements to certain physicians who agree to relocate to our communities to fill a need in the hospital’s service area and commit to remain in practice there. Under such agreements, we are required to make payments to the physicians in excess of the amounts they earn in their practice up to the amount of the income guarantee. The income guarantee periods are typically 12 months. Such payments are recoverable from the physicians if they do not fulfill their commitment period to the community, which is typically three years. We also provide minimum revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals with terms ranging from one to three years. At March 31, 2006, the maximum potential amount of future payments under these guarantees was $52 million. In accordance with FASB Staff Position FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners,” during the three months ended March 31, 2006, we recorded a liability of $11 million for the fair value of new or modified guarantees entered into during this period with an offsetting asset recorded in other current assets on our Condensed Consolidated Balance Sheet, which will be amortized over the commitment period.

NOTE 6. STOCK BENEFIT PLANS

At March 31, 2006, there were approximately 25 million shares of common stock available under our 2001 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options generally have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant.

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payments” (“SFAS 123(R)”), using the modified prospective application transition method. Prior to 2006, we used the Black-Scholes option-pricing model to estimate the grant date fair value of stock option awards. For grants subsequent to the adoption of SFAS 123(R), we estimate the fair value of awards on the date of grant using a binomial lattice model. We believe that the binomial lattice model is a more appropriate model for valuing employee stock awards because it better reflects the impact of stock price changes on option exercise behavior. As a result of adopting SFAS 123(R) during the three months ended March 31, 2006, we recorded a $2 million credit as a cumulative effect of a change in accounting principle, net of tax expense and related valuation allowance. This adjustment related to the requirement under SFAS 123(R) to estimate the amount of stock-based awards expected to be forfeited rather than recognizing the effect of forfeitures only as they occur.

Prior to our adoption of SFAS 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123(R) requires excess tax benefits be reported as a financing cash inflow. We have not recognized any excess tax benefits during 2006. During the three months ended March 31, 2005, the amount of excess tax benefits reported as an operating cash flow was approximately $0.3 million.

Our income from continuing operations for the three months ended March 31, 2006 includes $11 million pre-tax of compensation costs related to our stock-based compensation arrangements ($7 million after-tax, excluding the impact of the deferred tax valuation allowance). Our income from continuing operations for the three months ended March 31, 2005 included $16 million pre-tax of compensation costs (including $3 million in non-cash stock option modification costs related to terminated employees classified as restructuring charges) related to our stock-based compensation arrangements ($10 million after-tax, excluding the impact of the deferred tax valuation allowance).

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2006:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life

Outstanding as of December 31, 2005	39,964,022	$20.92
Granted	2,724,826	7.93
Exercised	—	—
Forfeited/Expired	(1,104,493)	17.97
Outstanding as of March 31, 2006	41,584,355	$20.14	$—	5.2 years
Vested and expected to vest at March 31, 2006	38,751,220	$21.54	$—	6.1 years
Exercisable as of March 31, 2006	33,881,581	$22.43	$—	5.1 years

There were no options exercised during the three months ended March 31, 2006. The intrinsic value of options exercised during the three months ended March 31, 2005 totaled approximately $1 million.

As of March 31, 2006, there were $19 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of two years.

On February 22, 2006, we granted our top three employees stock options aggregating approximately 1.1 million shares of common stock at an exercise price of $7.93 per share, the closing price of our common stock on that date. The estimated fair value of the options granted was $3.48 per share.

On February 22, 2006, we granted other employees stock options for approximately 1.6 million shares of common stock at an exercise price of $7.93 per share, the closing price of our common stock on that date. The estimated fair value of the options granted was $2.89 per share.

The weighted average estimated fair value of options we granted in the three months ended March 31, 2006 was $3.12 per share and was calculated based on each grant date, using a binomial lattice model with the following assumptions:

	Top Three Employees	All Other Employees

Expected volatility	41%	41%
Expected dividend yield	0%	0%
Expected life	6.25 years	4 years
Expected forfeiture rate	0%	15%
Risk-free interest rate range	4.47% - 4.67%	4.47% - 4.67%
Early exercise threshold	50% gain	50% gain
Early exercise rate	50% per year	50% per year

The expected volatility used in the binomial lattice model incorporates historical and implied share-price volatility and is based on an analysis of historical prices of our stock and open market exchanged options, and was developed in consultation with an outside valuation specialist. The expected volatility reflects the historical volatility for a duration consistent with the contractual life of the options, and the volatility implied by the trading of options to purchase our stock on open-market exchanges. The historical share-price volatility excludes the movements in our stock price during the period October 1, 2002 through December 31, 2002 due to the extreme volatility of our stock price during this time period. The expected life of options granted is derived from the output of the binomial lattice model, and represents the period of time that the options are expected to be outstanding for the distinct group of employees. This model incorporates an early exercise assumption in the event of a significant increase in stock price. The risk-free interest rates are based on zero-coupon United States Treasury yields in effect at the date of grant consistent with the expected exercise timeframes.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about our outstanding stock options at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $10.639	7,923,081	9.1 years	$9.59	1,843,994	$10.34
$10.64 to $13.959	7,082,605	5.7 years	11.82	5,797,254	11.78
$13.96 to $17.589	8,668,791	4.0 years	16.73	8,330,455	16.79
$17.59 to $28.759	9,192,744	3.2 years	23.70	9,192,744	23.70
$28.76 and over	8,717,134	4.7 years	36.13	8,717,134	36.13
	41,584,355	5.2 years	$20.14	33,881,581	$22.43

On February 17, 2005, we granted options for 469,333 shares of common stock to Trevor Fetter. The options were granted at an exercise price of $10.63 per share, the closing price of our common stock on that date. The estimated fair value of the options granted was $4.87 per share.

On February 16, 2005, we granted other employees stock options for approximately 4.9 million shares of common stock at an exercise price of $10.52 per share, the closing price of our common stock on that date. The estimated fair value of the options granted was $3.81 per share.

The weighted average estimated fair value of options we granted in the three months ended March 31, 2005 was $3.91 per share and was calculated based on each grant date, using a Black-Scholes option-pricing model with the following assumptions:

Expected volatility	40%
Expected dividend yield	0%
Expected life	4.2 years
Risk-free interest rate	3.7%

Expected volatility was derived using daily data drawn from five to seven years preceding the date of grant. The risk-free interest rate is based on the approximate yield on five-year and seven-year United States Treasury Bonds as of the date of grant. The expected lives are estimates of the number of years the options will be held before they are exercised. The valuation model was not adjusted for non-transferability, risk of forfeiture or the vesting restrictions of the options, all of which would reduce the value if factored into the calculation.

Restricted Stock Units

On February 22, 2006, we granted our top three employees an aggregate of approximately 900,000 restricted stock units. The estimated fair value of the restricted stock units issued was $7.93 per share, the closing price of our common stock on that day.

On February 22, 2006, we granted other employees approximately 3.0 million restricted stock units. The estimated fair value of the restricted stock units issued was $7.93 per share, the closing price of our common stock on that day.

The following table summarizes restricted stock unit activity during the three months ended March 31, 2006:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit

Unvested as of December 31, 2005	4,916,677	$10.74
Granted	3,935,065	7.93
Vested	(834,219)	9.70
Forfeited	(153,857)	10.60
Unvested as of March 31, 2006	7,863,666	$9.32

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2006, there were $55 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of two years.

On February 17, 2005, we granted 173,867 restricted stock units to Trevor Fetter. The fair value of the restricted stock units issued was $10.63 per share, the closing price of our common stock on that date.

On February 16, 2005, we granted other employees approximately 1.8 million restricted stock units. The fair value of the restricted stock units issued was $10.52 per share, the closing price of our common stock on that date.

Restricted Stock

In January 2003, we issued 200,000 shares of restricted stock to Trevor Fetter. The stock vests on the second, third and fourth anniversary dates of the grant provided that Mr. Fetter is still employed by us and continues to hold 100,000 shares of our common stock purchased by him as a condition of the issuance of the restricted stock.

The following table summarizes restricted stock activity during the three months ended March 31, 2006:

	Shares	Weighted Average Grant Date Fair Value Per Share

Unvested as of December 31, 2005	133,333	$18.64
Granted	—	—
Vested	(66,666)	18.64
Forfeited	—	—
Unvested as of March 31, 2006	66,667	$18.64

As of March 31, 2006, there were $1 million of total unrecognized compensation costs related to restricted stock. These costs are expected to be recognized through January 2007.

NOTE 7. SHAREHOLDERS’ EQUITY

The following table shows the changes in consolidated shareholders’ equity during the three months ended March 31, 2006 (dollars in millions, shares in thousands):

	Shares Outstanding	Issued Par Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balances at December 31, 2005	469,710	$26	$4,320	$(39)	$(1,807)	$(1,479)	$1,021
Net income	—	—	—	—	70	—	70
Other comprehensive loss	—	—	—	(1)	—	—	(1)
Issuance of common stock	748	—	—	—	—	—	—
Stock-based compensation expense	—	—	9	—	—	—	9
Balances at March 31, 2006	470,458	$26	$4,329	$(40)	$(1,737)	$(1,479)	$1,099

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. OTHER COMPREHENSIVE INCOME (LOSS)

The table below shows each component of other comprehensive income (loss) for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
Net income (loss)	$70	$(4)
Other comprehensive income (loss):
Unrealized losses on securities held as available-for-sale	—	(1)
Reclassification adjustments for realized (gains) losses included in net income (loss)	(1)	1
Other comprehensive loss before income taxes	(1)	—
Income tax (expense) benefit related to items of other comprehensive loss	—	—
Other comprehensive loss	(1)	—
Comprehensive income (loss)	$69	$(4)

NOTE 9. PROFESSIONAL AND GENERAL LIABILITY, AND PROPERTY INSURANCE

At March 31, 2006, the current and long-term professional and general liability reserves on our Condensed Consolidated Balance Sheet were approximately $740 million. These reserves include the reserves recorded by our captive insurance subsidiaries and self-insured retention reserves based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity composite rate of 4.27% and 4.01% at March 31, 2006 and 2005, respectively.

Included in other operating expenses in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $47 million and $52 million for the three months ended March 31, 2006 and 2005, respectively.

We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis. For the policy period April 1, 2005 through March 31, 2006, our policies provided up to $1 billion in coverage per occurrence and were subject to deductible provisions, exclusions and limits. Deductibles were 2% of insured values for windstorms, 5% for floods and earthquakes, and $1 million for fires and other perils. One sub-limit, totaling $250 million per occurrence and in the aggregate, related to flood losses as defined in the insurance policies. For California earthquakes, there was, in general, a $100 million aggregate sub-limit under the policies.

Under the policies in effect for the period April 1, 2006 through March 31, 2007, we currently only have coverage totaling $600 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million each for windstorms, floods and earthquakes. The new program also has an increased deductible for wind-related claims of 5% of insured values. If our limits are exhausted during the policy period, we may be able to reinstate, in certain situations, windstorm coverage for additional premiums with certain of our carriers. With respect to fires and other perils, excluding windstorms, floods and earthquakes, the total $600 million limit of coverage per occurrence applies. Deductibles are 5% of insured values for windstorms, California earthquakes and floods, 2% of insured values for New Madrid fault earthquakes, and $1 million for fires and other perils.

NOTE 10. CLAIMS AND LAWSUITS

During the past several years, we have been subject to a significant number of claims and lawsuits. Several of these matters were resolved in 2005 and 2004, and some have recently been resolved, as described below and in our Annual Report. Also during the past several years, we became the subject of federal and state agencies’ civil and criminal investigations and enforcement efforts, and received subpoenas and other requests from those agencies for information relating to a variety of subjects. While we cannot predict the likelihood of future claims or inquiries, we expect that new matters may be initiated against us from time to time.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Currently pending legal proceedings and investigations that are not in the ordinary course of business are principally related to the subject matters set forth below:

1.             Physician Relationships—We and certain of our subsidiaries are under heightened scrutiny with respect to our hospitals’ relationships with physicians. We believe that all aspects of our relationships with physicians are potentially under review. Proceedings in this area may be criminal, civil or both. After a federal grand jury indictment, Alvarado Hospital Medical Center, Inc. and Tenet HealthSystem Hospitals, Inc. (both Tenet subsidiaries) were put on trial in San Diego, California in late 2004 for allegedly illegal use of physician relocation, recruitment and consulting agreements. In February 2005, the trial judge declared a mistrial in the case after the members of the jury indicated that they were unable to reach a verdict, and he subsequently scheduled a second trial, which commenced on May 3, 2005. On April 4, 2006, the trial judge again declared a mistrial in the case when the jury could not reach a unanimous decision. Attorneys for both sides are scheduled to meet with the trial judge for a status conference on May 22, 2006, at which time the U.S. Attorney for the Southern District of California is expected to announce whether the defendants will be tried for a third time. Relocation agreements with physicians also are the subject of a criminal investigation by the U.S. Attorney’s Office for the Central District of California, which served us and several of our subsidiaries with administrative subpoenas seeking documents related to physician relocation agreements at certain Southern California hospitals currently or formerly owned by our subsidiaries, as well as summary information about physician relocation agreements related to all of our hospital subsidiaries. In addition, physician relationships and other matters at several hospitals in Southern California, El Paso, Texas, New Orleans, Louisiana, St. Louis, Missouri and Memphis, Tennessee are the subject of ongoing federal investigations. We are also defending a qui tam action in Texas that alleges violations of the federal False Claims Act by our hospitals in El Paso arising out of: (1) alleged violations of the federal anti-kickback statute in connection with certain unspecified financial arrangements with physicians; and (2) the alleged manipulation of the hospitals’ charges in order to increase outlier payments.

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

In addition, plaintiffs in California, Tennessee, Louisiana, Florida, South Carolina, Pennsylvania, Texas, Missouri and Alabama have brought class action lawsuits against us and certain of our subsidiaries in courts in those states alleging that they paid unlawful or unfair prices for prescription drugs or medical products or procedures at hospitals or other medical facilities currently or formerly operated by our subsidiaries. In March 2005, we announced a nationwide settlement of these cases and, in connection with the California action, on August 8, 2005, we received final court approval of the settlement. The settlement has two primary components: (1) injunctive relief governing our conduct prospectively for a period of four years; and (2) retrospective relief, including restitution and discounting of outstanding unpaid bills, for covered patients who were treated at our hospitals during the settlement class period (June 15, 1999 to December 31, 2004). We have also agreed to make a $4 million charitable

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

contribution to a health-care-related charity specified by plaintiffs’ counsel. As part of the settlement, we have made no admission of wrongdoing and we continue to deny the allegations made by plaintiffs in these actions. A notice of appeal of the judgment approving the settlement was filed in the California Court of Appeal by objectors to the settlement. However, in connection with our agreement in principle, on February 28, 2006, to settle two related pricing cases in South Carolina, the objectors to the nationwide settlement have agreed to withdraw their notice of appeal of the judgment approving the nationwide settlement. Once the notice of appeal is withdrawn, the California nationwide settlement will become effective. Some of the similar actions in the other states were dismissed following final approval of the nationwide settlement. Once the nationwide settlement becomes effective, we expect the remaining actions to be dismissed to the extent that the claims in those cases fall within the scope of the release provided in the settlement. At March 31, 2006, we had an accrual of $30 million, recorded in 2004, as an estimated liability to address the potential resolution of these cases.

3.             Securities and Shareholder Matters—On January 12, 2006, we announced that we had reached agreements in principle to settle the federal securities class action and shareholder derivative litigation entitled In Re Tenet Healthcare Corporation Securities Litigation and In Re Tenet Healthcare Corporation Derivative Litigation, which were pending in U.S. District Court in Los Angeles and California Superior Court in Santa Barbara, respectively. The Company agreed to pay $215 million to settle the securities class action. In March 2006, we paid $140 million (which we recorded as a charge in the three months ended December 31, 2005) toward that amount, and our insurance for directors and officers contributed the remaining $75 million. The funds will be disbursed to certain purchasers of Tenet securities according to a distribution plan to be devised and approved by the federal court. The final approval hearing for the securities class action settlement is scheduled for May 26, 2006. Also in March 2006, we paid a $5 million award of attorneys’ fees in connection with the settlement of the shareholder derivative litigation, which we recorded as a charge during the three months ended March 31, 2006. The shareholder derivative settlement received final court approval on May 4, 2006. We anticipate that the federal derivative litigation now pending in U.S. District Court in Los Angeles will be dismissed now that the state court in Santa Barbara has approved the settlement of the state derivative litigation.

In addition, the SEC is conducting a formal investigation of whether the disclosures in our financial reports relating to Medicare outlier reimbursements and stop-loss payments under managed care contracts were misleading or otherwise inadequate, and whether there was any improper trading in our securities by certain of our current and former directors and officers. The SEC served a series of document requests and subpoenas for testimony on the Company, certain of our current and former employees, officers and directors, and our independent registered public accounting firm. On April 27, 2005, we announced that we had received a “Wells Notice” from the staff of the SEC in connection with this investigation, and that we had been informed that Wells Notices had also been issued to certain former senior executives of the Company who left their positions in 2003 and 2002. A Wells Notice indicates that the SEC’s staff intends to recommend that the agency bring a civil enforcement action against the recipients for possible violations of federal securities laws. Recipients of Wells Notices have the opportunity to respond before the SEC’s staff makes its formal recommendation on whether any action should be brought. We submitted a response on May 13, 2005.

As previously disclosed, the SEC is also investigating allegations made by a former employee that inappropriate contractual allowances for managed care contracts may have been established at three California hospitals through at least fiscal year 2001. At the request of the audit committee of our board of directors, the board’s independent outside counsel, Debevoise & Plimpton LLP (“Debevoise”), conducted an investigation of these allegations utilizing the forensic accounting services of Huron Consulting Group (“Huron”). This investigation was expanded and included determining whether similar issues might have affected other Tenet hospitals during the periods mentioned in the allegations and any other pertinent periods. Debevoise and Huron have completed their investigation and presented the results of their findings to the audit committee. Based on these findings, the audit committee determined that it was necessary to restate our previously reported financial statements. The restated financial statements were presented in our Annual Report and the restatement adjustments were described in Note 2 to the Consolidated Financial Statements in the Annual Report. We are continuing to cooperate with the SEC with respect to its investigation, including responding to subsequent requests for voluntary production of documents, as well as a subpoena request for documents dated October 6, 2005, and have provided regular updates to the SEC as to the progress of the investigation.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.             Medicare Coding—The Medicare coding practices at hospitals owned or formerly owned by our subsidiaries are also under increased scrutiny. The federal government in January 2003 filed a civil lawsuit against us and certain of our subsidiaries relating to hospital billings to Medicare for inpatient stays reimbursed pursuant to four particular diagnosis-related groups. The government in this lawsuit has alleged violations of the False Claims Act and various common law claims. Discovery is ongoing, and trials relating to the original complaint and two additional related complaints are set to begin March 6, 2007. At March 31, 2006, we had an accrual of $34 million, recorded in prior years, for this matter.

In addition, we are cooperating with an investigation by the U.S. Attorney’s Office for the Central District of California into coding, billing and cost reporting relating to the Comprehensive Cancer Center at our Desert Regional Medical Center.

5.             Other Matters

(a)      On June 24, 2005, Thomas B. Mackey, our former chief operating officer, filed a demand for arbitration with the American Arbitration Association alleging that he is entitled to a lump sum payment under Tenet’s Supplemental Executive Retirement Plan (SERP). The arbitration demand was brought against Tenet Healthcare Corporation Pension Administration Committee, Tenet Healthcare Corporation Supplemental Executive Retirement Plan, and Tenet Healthcare Corporation. We contend that the Pension Administration Committee properly denied Mr. Mackey’s claim for a lump sum payment. Mr. Mackey is seeking approximately $7.8 million, less monthly payments made to date under the SERP, and attorneys’ fees. Oral arguments were held on April 26, 2006. We expect the arbitrator to issue a decision in this matter in early June 2006.

(b)      On September 28, 2004, the court granted our petition to coordinate two pending wage and hour lawsuits in Los Angeles Superior Court in California. We will now be defending in a single court this proposed class action lawsuit alleging that our hospitals violated certain provisions of the California Labor Code and applicable California Industrial Welfare Commission Wage Orders with respect to (1) meal breaks, (2) rest periods, (3) the payment of compensation for meal breaks and rest periods not taken, (4) the payment of compensation and appropriate premiums for overtime (including the California Differential payments described below), (5) “rounding off” practices for time entries on timekeeping records and (6) the information shown on pay stubs. Plaintiffs are seeking back pay, statutory penalties and attorneys’ fees, and seek to certify this action on behalf of virtually all nonexempt employees of our California subsidiaries. We contend that certification of a class in the action is not appropriate because our uniform policies comply with the applicable Labor Code and Wage Orders. In addition, we contend that each of these claims must be addressed individually based on its particular facts and, therefore, should not be subject to class certification. The coordinated action is scheduled for mediation on June 28, 2006.

Two other proposed class actions pending in Southern California involve allegations regarding unpaid overtime. The lawsuits allege that our pay practices since 2000 for California-based 12-hour shift employees violate California overtime laws by virtue of the alleged failure to include certain payments known as Flexible (or California) Differential payments in the regular rate of pay that is used to calculate overtime pay. These payments are made to 12-hour shift employees when they do not work a shift that is exactly 12 hours. We contend that these differential payments need only be included in the regular rate of pay when they actually are paid (as opposed to merely being potentially payable), and that they always are included in the regular rate calculation in these circumstances. Plaintiffs in both cases are seeking back pay, statutory penalties and attorneys’ fees. These cases are set for mediation, along with the above-referenced consolidated action, on June 28, 2006.

(c)      We are cooperating with an investigation by the U.S. Attorney’s Office in New Orleans, Louisiana of Peoples Health Network (“PHN”), an unconsolidated New Orleans health plan management services provider in which one of our subsidiaries holds a 50% membership interest, and Memorial Medical Center, a New Orleans hospital owned by one of our subsidiaries. Subpoenas issued to PHN in 2003 sought various PHN-related corporate records, as well as information on patients who were admitted to a rehabilitation unit and members for whom inpatient rehabilitation services were ordered, recommended or requested, and subsequently denied. The subpoenas also sought documents related to payments to and contractual matters concerning physicians and others, third-party reviews of denials of services and certain medical staff committees and other medical staff entities. A subpoena issued to PHN in September 2004 sought various documents, including medical

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

policies and practice guidelines, and an additional subpoena issued to PHN in April 2005 sought documents related to PHN’s appeal and grievance policies and member disenrollment, as well as information on PHN members who were admitted to a long-term acute care facility. We continue to provide certain information as requested by the government.

(d)      We were notified in mid-2004 that subpoenas had been issued to the buyer of two of our former hospitals, Twin Rivers Regional Medical Center in Missouri and John W. Harton Regional Medical Center in Tennessee. We retained certain liabilities in connection with the sale of these hospitals in November 2003. The Twin Rivers subpoena sought documents for the period from 1999 through 2003 pertaining to a number of cardiac care patients. The Harton subpoena sought a variety of documents, primarily financial, for the period from June 2000 through 2003. In addition, we are cooperating with voluntary requests from the U.S. Attorney’s Office in St. Louis, Missouri seeking, among other things, documents regarding physician relocation agreements at four St. Louis area hospitals—two of which we no longer own—as well as Twin Rivers. The voluntary requests also seek additional information regarding certain admissions and medical procedures at Twin Rivers.

(e)      In May 2003, the Internal Revenue Service (“IRS”) completed an examination of our federal income tax returns for fiscal years ended May 31, 1995, 1996 and 1997 and issued a Revenue Agent’s Report. During 2005, we resolved several disputed issues with the IRS and paid approximately $8 million, which was comprised of $23 million of tax plus accrued interest of approximately $15 million less prior payments of $30 million. Among these issues was a disputed adjustment with respect to the timing of the recognition of income for tax purposes pertaining to Medicare and Medicaid net revenues, which we resolved by agreeing to spread the impact of the disputed adjustment over fiscal years ended May 31, 1995 through May 31, 2002.

After the settlement, the IRS issued a statutory notice of tax deficiency for $67 million in the fourth quarter of 2005 related to the remaining disputed items for fiscal years May 31, 1995, 1996 and 1997. During the three months ended March 31, 2006, we filed a petition to contest the tax deficiency notice through formal litigation in Tax Court. Interest expense (approximately $72 million through March 31, 2006, before any federal or state tax benefit) will continue to accrue until the case is resolved. The principal issues that remain in dispute include the deductibility of a portion of the civil settlement we paid to the federal government in 1994 related to our discontinued psychiatric hospital business and the computation of depreciation expense with respect to certain capital expenditures incurred during the foregoing fiscal years. We presently cannot determine the ultimate resolution of the remaining disputed items. We believe we have adequately provided for all probable tax exposure, including interest, related to those disputed items.

The IRS has commenced an examination of our tax returns for fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002. We presently cannot determine the ultimate resolution of this examination. We believe we have adequately provided for all probable tax matters, including interest, related to all periods ended after May 31, 1997.

(f)       In connection with an investigation into patient deaths that occurred at various hospitals and nursing homes following Hurricane Katrina, the Louisiana Attorney General’s Office is conducting a review of events that occurred during the hurricane at two Tenet hospitals in New Orleans. The hospitals, Memorial Medical Center and Lindy Boggs Medical Center, have both been closed since September 2, 2005 because of damage from the hurricane. On October 1, 2005, representatives of the Louisiana Attorney General’s Office conducted a search of Memorial’s campus pursuant to a search warrant issued by an Orleans Parish state judge on September 30, 2005. Certain records and other materials were removed, including materials from an independently owned long-term acute care facility on Memorial’s campus, which is managed and operated under separate license by LifeCare Holdings Inc., which is not affiliated with us. The Attorney General’s Office also issued subpoenas to Tenet and Memorial requesting documents pertaining to the matters under investigation and events occurring at the hospital during and after the hurricane. In addition, the Attorney General has subpoenaed certain individuals he wishes to question on these matters, including a number of Tenet employees. We are cooperating with the Louisiana Attorney General’s Office with respect to this matter.

In addition to the matters described above, our hospitals are subject to claims and lawsuits in the ordinary course of business. The largest category of these relates to medical malpractice. One recently filed medical malpractice case involves

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

seven individuals who claim they are former patients of Memorial Medical Center in New Orleans and who allege, on behalf of themselves and a purported class of other Memorial patients and their family members, damages as a result of injuries sustained during Hurricane Katrina. In addition to disputing the merits of the allegations in the suit, we contend that certification of a class in this action is not appropriate and that each of these cases must be adjudicated independently. We will, therefore, oppose class certification and vigorously defend the hospital in this matter.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the three months ended March 31, 2006 and 2005:

		Additions Charged To:
	Balances at Beginning of Period	Costs of Litigation and Investigations	Other Accounts(1)	Cash Payments	Other(2)	Balances at End of Period
Three months ended March 31, 2006
Continuing operations	$308	$16	$—	$(164)	$(75)	$85
Discontinued operations	5	(45)	—	—	45	5
	$313	$(29)	$—	$(164)	$(30)	$90
Three Months Ended March 31, 2005
Continuing operations	$40	$8	$—	$(8)	$—	$40
Discontinued operations	—	—	5	—	—	5
	$40	$8	$5	$(8)	$—	$45

(1)   The discontinued operations charge was recorded as an adjustment to net operating revenues within income (loss) from operations of asset group.

(2)   Other items include the funding of $75 million from our insurance carriers for the settlement of the securities and shareholder matters, which was classified as a receivable in other current assets in the Condensed Consolidated Balance Sheet as of December 31, 2005, and the recovery of $45 million in insurance proceeds related to the Redding Medical Center settlement in December 2004, which is classified as a receivable in other current assets in the Condensed Consolidated Balance Sheet as of March 31, 2006.

For the three months ended March 31, 2006 and 2005, we recorded net costs (recoveries) of $(29) million and $13 million, respectively, in connection with significant legal proceedings and investigations, including $(45) million and $5 million in the three months ended March 31, 2006 and 2005, respectively, that were reflected in discontinued operations. The 2006 payments consisted primarily of settlement of the securities class action and attorneys’ fees associated with the shareholder derivative lawsuit, and legal and other costs to defend ourselves in other ongoing lawsuits, in particular the Alvarado trial and the SEC investigation.

NOTE 11. INCOME TAXES

Income taxes in the three months ended March 31, 2006 included the following: (1) a $7 million income tax benefit in continuing operations to decrease the valuation allowance for our deferred tax assets; (2) an income tax benefit of $20 million in discontinued operations to decrease the valuation allowance; and (3) an income tax benefit of $1 million in cumulative effect of change in accounting principle to decrease the valuation allowance.

Income taxes in the three months ended March 31, 2005 included the following: (1) a $22 million income tax benefit in continuing operations to reduce the valuation allowance for our deferred tax assets; and (2) income tax expense of $7 million in discontinued operations to increase the valuation allowance.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In May 2003, the Internal Revenue Service completed an examination of our federal income tax returns for fiscal years ended May 31, 1995, 1996 and 1997 and issued a Revenue Agent’s Report. During 2005, we resolved several disputed issues with the IRS and paid approximately $8 million, which was comprised of $23 million of tax plus accrued interest of approximately $15 million less prior payments of $30 million. Among these issues was a disputed adjustment with respect to the timing of the recognition of income for tax purposes pertaining to Medicare and Medicaid net revenues, which we resolved by agreeing to spread the impact of the disputed adjustment over fiscal years ended May 31, 1995 through May 31, 2002.

After the settlement, the IRS issued a statutory notice of tax deficiency for $67 million in the fourth quarter of 2005 related to the remaining disputed items for fiscal years May 31, 1995, 1996 and 1997. During the three months ended March 31, 2006, we filed a petition to contest the tax deficiency notice through formal litigation in Tax Court. Interest expense (approximately $72 million through March 31, 2006, before any federal or state tax benefit) will continue to accrue until the case is resolved. The principal issues that remain in dispute include the deductibility of a portion of the civil settlement we paid to the federal government in 1994 related to our discontinued psychiatric hospital business and the computation of depreciation expense with respect to certain capital expenditures incurred during the foregoing fiscal years. We presently cannot determine the ultimate resolution of the remaining disputed items. We believe we have adequately provided for all probable tax exposure, including interest, related to those disputed items.

The IRS has commenced an examination of our tax returns for fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002. We presently cannot determine the ultimate resolution of this examination. We believe we have adequately provided for all probable tax matters, including interest, related to all periods ended after May 31, 1997.

NOTE 12. EARNINGS PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings per common share calculations for income from continuing operations for the three months ended March 31, 2006 and 2005. Income is expressed in millions and weighted average shares are expressed in thousands.

	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended March 31, 2006:
Income available to common shareholders for basic earnings per share	$15	470,069	$0.03
Effect of dilutive stock options and restricted stock units	—	676	—
Income available to common shareholders for diluted earnings per share	$15	470,745	$0.03
Three Months Ended March 31, 2005:
Income available to common shareholders for basic earnings per share	$20	468,047	$0.04
Effect of dilutive stock options and restricted stock units	—	900	—
Income available to common shareholders for diluted earnings per share	$20	468,947	$0.04

Stock options (in thousands) that were not included in the computation of diluted earnings per share from continuing operations because their exercise price exceeded the average market price of our common stock were 41,511 and 46,207 for the three months ended March 31, 2006 and 2005, respectively.

NOTE 13. IMPACT OF HURRICANES

Katrina—All five of our hospitals and several imaging centers in the New Orleans area and our hospital in Mississippi suffered considerable damage from Hurricane Katrina in late August 2005. All but one of the hospitals required complete evacuation. Four of the six hospitals have since reopened, but are operating at reduced levels due to damage, ongoing remediation efforts, staffing issues caused by the lack of available housing for physicians, nurses and staff, and the overall impact of the hurricane on the Gulf Coast area. The timing of recovery for these hospitals to resume full operations is unknown. During the three months ended March 31, 2006, we recorded approximately $5 million in costs, comprised of $2 million of relief pay and other employee-related expenses and approximately $3 million in repair costs. We recorded impairment charges of approximately $7 million for the write-down of long-lived assets at these hospitals during the three

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

months ended March 31, 2006. Insurance proceeds of $36 million from insurance claims related to property damage were recorded in the three months ended March 31, 2006 as a reduction of impairment charges in the Condensed Consolidated Statement of Operations. During the three months ended March 31, 2006, we spent approximately $24 million on capital expenditures for the Gulf Coast hospitals and imaging centers.

NOTE 14. SUBSEQUENT EVENTS

On April 17, 2006, we announced the signing of a definitive agreement to sell Gulf Coast Medical Center in Biloxi, Mississippi for net after-tax proceeds of approximately $16 million, including the liquidation of working capital. Gulf Coast Medical Center represented approximately 0.3% of our continuing operations net operating revenues for the three months ended March 31, 2006. Beginning in the second quarter of 2006, we will classify the results of operations of Gulf Coast Medical Center as discontinued operations for all periods in accordance with SFAS 144.

In the second quarter of 2006, we announced several changes to our operating structure. Previously, our four operating regions were: (1) California, which included all of our hospitals in California, as well as our hospital in Nebraska; (2) Central Northeast-Southern States, which included all of our hospitals in Georgia, Missouri, North Carolina, Pennsylvania, South Carolina and Tennessee; (3) Florida-Alabama, which included all of our hospitals in Florida, as well as our hospital in Alabama; and (4) Texas-Gulf Coast, which included all of our hospitals in Louisiana and Texas, as well as Gulf Coast Medical Center in Mississippi. As of May 5, 2006, our operations are now structured as follows:

•      Our California region continues to include all of our hospitals in California and Nebraska;

•      Our new Central-Northeast region includes all of our hospitals in Missouri, Pennsylvania and Tennessee;

•      Our new Southern States region includes our hospitals in Alabama, Georgia, North Carolina and South Carolina;

•      Our new Texas region includes all of our hospitals in Texas;

•      Our Florida hospitals are split into two separately managed networks:

•      Miami-Dade/Broward Network, which includes our seven hospitals in Miami-Dade and Broward counties; and

•      Palm Beach Health Network, which includes our six hospitals in Palm Beach County; and

•      Our NOLA Regional Health Network includes all of our hospitals in Louisiana.

All of our regions and the networks described above report directly to our chief operating officer. Because of the restructuring of our regions, our goodwill reporting units (as defined in SFAS No. 142, “Goodwill and Other Intangible Assets”) changed in the second quarter of 2006, requiring us to perform a goodwill impairment evaluation. Based on our preliminary goodwill impairment evaluation, we anticipate that we will record a goodwill impairment charge of approximately $35 million during the quarter ended June 30, 2006 as a result of the formation of our NOLA Regional Health Network. We do not expect the other changes to our reporting units to result in goodwill impairment charges. However, based on future financial trends and the possible impact of negative trends on our future outlook, further impairments of long-lived assets and goodwill may occur.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which financial information may be analyzed, and to provide information about the quality of, and potential variability of, our results of operations and cash flows. Unless otherwise indicated, all financial and statistical information included herein relates to our continuing operations, with dollar amounts expressed in millions (except per-share amounts). This information should be read in conjunction with the accompanying Condensed Consolidated Financial Statements. It includes the following sections:

•      Executive Overview

•      Forward-Looking Statements

•      Sources of Revenue

•      Results of Operations

•      Liquidity and Capital Resources

•      Off-Balance Sheet Arrangements

•      Critical Accounting Estimates

EXECUTIVE OVERVIEW

SIGNIFICANT CHANGES AND INITIATIVES

During 2006, we plan to continue to focus on the execution of our turnaround strategies. We are dedicated to improving our patients’, shareholders’ and other stakeholders’ confidence in us. We believe we will do that by providing quality care and generating positive growth and earnings at our hospitals.

Key developments include:

•      Settlement of Securities Lawsuit and Derivative Litigation—In January 2006, we reached agreements in principle to settle a federal securities class action lawsuit brought against us on behalf of certain purchasers of Tenet securities, as well as shareholder derivative litigation brought by certain shareholders. We agreed to pay $215 million to settle the securities class action. In March 2006, we paid $140 million toward that amount, and our insurance for directors and officers contributed the remaining $75 million. The final approval hearing for the securities class action settlement is scheduled for May 26, 2006. Also in March 2006, we paid a $5 million award of attorneys’ fees in connection with the settlement of the shareholder derivative litigation, for which we received final court approval on May 4, 2006. A net charge of $140 million was recorded in the fourth quarter of 2005 for the estimated settlement, and the $5 million of attorneys’ fees was recorded as a charge during the three months ended March 31, 2006.

•      Settlement with the Florida Attorney General—On February 21, 2006, we announced that we had reached a broad agreement with the Attorney General of the State of Florida to settle three separate matters: (1) the investigation of physician relationships and coding at our Florida hospitals by the Florida Medicaid Fraud Control Unit (“FMFCU”); (2) the civil RICO action brought by the Florida Attorney General and 13 Florida county hospital districts, health care systems and non-profit corporations; and (3) the FMFCU’s investigation of our Florida Medical Center. As part of the settlement, we paid a total of $7 million in March 2006, which we recorded as a charge in the quarter ended December 31, 2005. This includes $4 million to establish a fund to pay for care of indigent, uninsured patients at the 13 county hospital districts and health care systems in Florida who were party to

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the lawsuit, and it also includes a $3 million payment to be allocated among the FMFCU and public hospitals in Florida.

•      Sale of Gulf Coast Medical Center—On April 17, 2006, we announced the signing of a definitive agreement to sell Gulf Coast Medical Center in Biloxi, Mississippi for net after-tax proceeds of approximately $16 million, including the liquidation of working capital.

•      Changes to Operating Structure—We recently announced several changes to our operating structure, as described in Note 14 to our Condensed Consolidated Financial Statements. These changes are intended to focus the efforts of our regional managers on growth and business development opportunities by reducing the number of hospitals they individually supervise, enhance our hospital management structure and improve our focus on local market development.

•      Strategic Development of Outpatient Services—On May 3, 2006, we announced that we had formed a national strategic development group to focus on our freestanding and hospital-based outpatient services and facilities. We currently operate more than 40 imaging and diagnostic centers, more than 20 ambulatory surgery centers and a number of other outpatient facilities. In addition, we have more than 20 outpatient projects currently in development, most of them on the campuses of our hospitals. The strategic group’s goal is to ensure that each of our hospitals and markets is actively pursuing multiple outpatient growth opportunities.

•      Settlement Reached with Insurance Carrier—We recently reached a settlement in principle with one of our insurance carriers, in the amount of $45 million, related to our $395 million settlement in 2004 of substantially all of the patient litigation against us and our subsidiaries arising out of allegations that medically unnecessary cardiac procedures were performed at Redding Medical Center. We sought recovery under our excess professional and general liability insurance policies for up to the $275 million aggregate limit of our insurance policies that covered such claims. Our three insurance carriers raised coverage defenses and refused to pay under these policies. In January 2005, we filed for arbitration against the three carriers to resolve the dispute, and proceedings against the other two carriers for up to $200 million are still ongoing.

SIGNIFICANT CHALLENGES

We believe we have continued to make progress in executing our turnaround strategy. However, our performance this quarter was impacted by a combination of challenges specific to us and significant industry trends. Below is a summary of these items:

Company Specific Challenges

Volume decline—Our total-hospital volumes were negatively impacted by the effects of Hurricane Katrina in late August 2005 on our Gulf Coast operations and surrounding communities and will likely continue to be negatively impacted in future periods. As a result, we have excluded our six Gulf Coast hospitals and our imaging centers in New Orleans from our same-hospital statistics in order to provide a comparable basis for assessing our operating results. Our admissions and outpatient visits decreased in the quarter ended March 31, 2006 compared to the prior-year quarter on this same-hospital basis. We believe the reasons for the volume declines include, but are not limited to, the impact of our litigation and government investigations, physician attrition, increased competition and managed care contract negotiations or terminations. We are taking a number of steps to address the problem of volume decline. The most important of these is centered around understanding the needs of physicians who admit patients both to our hospitals and to our competitors’ hospitals and responding to those needs with changes and improvements in our hospitals and operations. We are also conducting clinical service line market demand analysis and profitability assessments to determine which services are highly valued that can be emphasized and marketed to improve results.

Our Commitment to Quality (“C2Q”) initiative, which we launched in 2003, should help position us to competitively meet the volume challenge. We are working with physicians to implement the most current evidence-based techniques to improve the way we provide care. Our hospitals have improved substantially in quality metrics reported by the government and have been recognized by several managed care companies for their quality of care. We believe that these improvements will have the effect of increasing physician and patient satisfaction, potentially improving volumes as a result.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Litigation and investigations—Although we have settled several legacy issues, we continue to defend ourselves against a significant amount of litigation, and we are cooperating with a number of governmental investigations. We also continue to seek resolution of certain matters without litigation where appropriate and cost-effective. See Note 10 to the Condensed Consolidated Financial Statements for a summary of material litigation and investigations and Part II, Item 1, Legal Proceedings, in this report for additional information.

Significant Industry Trends

Bad Debt—Like other organizations in the health care industry, we continue to provide services to a high volume of uninsured patients. Although the discounting components of our Compact with Uninsured Patients (“Compact”) have reduced and are expected to continue to reduce our provision for doubtful accounts recorded in our Condensed Consolidated Financial Statements, they are not expected to mitigate the net economic effects of treating uninsured patients. Although the growth rate of uninsured patients did not increase this quarter, we continue to experience a high level of uncollectible accounts. Our collection efforts have improved, and we continue to focus, where applicable, on placement of patients in various government programs such as Medicaid. However, unless our business mix shifts towards a higher level of insured patients, we anticipate this high level of uncollectible accounts to continue.

Cost Pressures—Labor and supply costs remain a significant cost pressure facing us as well as the industry in general. We have slowed the rates of increase in both labor and supply costs and have been able to contain our unit cost growth below the rate of medical inflation. Maintaining this level of cost control in an environment of declining patient volume will continue to be a challenge.

RESULTS OF OPERATIONS—OVERVIEW

Our results of operations for this quarter compared to the same quarter of the prior year reflect the progress we have made in restructuring our operations to focus on a smaller group of general hospitals. Our turnaround timeframe is influenced by industry trends and company-specific challenges that continue to negatively affect our patient volumes, revenue growth and operating expenses. In addition, our turnaround timeframe has been influenced by the impact of Hurricane Katrina. Our future profitability depends on volume growth, reimbursement levels and cost control. Below are some of the financial highlights for the three months ended March 31, 2006 compared to the three months ended March 31, 2005:

•      Same-hospital net inpatient revenue per patient day and per admission increased by 7.1% and 5.8%, respectively, primarily due to the effect of newly negotiated levels of reimbursement from our managed care contracts and a higher level of acuity in the current quarter.

•      Same-hospital net outpatient revenue per visit increased 5.6%, while same-hospital outpatient visits declined 7.8%. The increase in revenue per visit is due primarily to higher emergency room volume relative to total visits, the effect of newly negotiated levels of reimbursement from our managed care contracts, and the sale or closure of certain home health agencies, hospices and clinics in the prior year, which businesses typically generate lower revenue per visit amounts than other outpatient services.

•      Favorable net adjustments for prior-year cost report settlements and cost report valuation allowances, primarily related to Medicare and Medicaid, of $23 million in the current quarter compared to unfavorable net adjustments of $1 million in the prior-year quarter. Based on updated historical cost report settlement trends and refinements to estimate such trends, the current quarter amount includes a favorable adjustment of $17 million pre-tax, $11 million after tax ($0.02 per share), as a result of a change in estimate of the valuation allowances necessary for prior-year cost report periods not yet audited and settled by our fiscal intermediary.

•      Earnings per diluted share from continuing operations were $0.03 in the current quarter compared to earnings per diluted share of $0.04 in the prior-year quarter.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below shows the pretax and after-tax impact on continuing operations for the three months ended March 31, 2006 and 2005 of the following items:

	Three Months Ended March 31,
	2006	2005
	(Expense) Income
Impairment and restructuring charges	$(1)	$(9)
Costs of litigation and investigations	(16)	(8)
Loss from hurricanes and related costs	(5)	—
Loss from early extinguishment of debt	—	(15)
Pretax impact	$(22)	$(32)
Deferred tax asset valuation allowance	$7	$22
Total after-tax impact	$(6)	$1
Diluted per-share impact of above items	$(0.01)	$—
Diluted earnings per share, including above items	$0.03	$0.04

LIQUIDITY AND CAPITAL RESOURCES—OVERVIEW

Net cash used in operating activities was $321 million in the three months ended March 31, 2006 compared to net cash provided by operating activities of $516 million in the three months ended March 31, 2005. The principal reasons for the change were:

•      an income tax refund of $537 million received in March 2005;

•      $145 million in payments in March 2006 in connection with the settlement of the securities class action lawsuit and shareholder derivative litigation;

•      an additional $29 million of interest expense payments in the current quarter due to debt issuances in January 2005;

•      a negative change of $53 million in cash used by discontinued operations primarily as a result of a lower amount of collections on accounts receivable in the current quarter due to a majority of account collections occurring shortly after hospital divestiture dates, and a greater number of hospital divestitures occurring in 2004; and

•      an additional $44 million of 401(k) matching contributions due to a full year of contribution matching in the three months ended March 31, 2006 compared to six months of contribution matching in the three months ended March 31, 2005 (effective July 1, 2004, we changed to an annual matching of employee 401(k) plan contributions for participants actively employed on December 31, as opposed to matching such contributions each pay period).

Cash flows from operating activities in the first quarter of any year, excluding non-recurring items, is usually lower than in subsequent quarters during the year, primarily due to the timing of working capital requirements during the first quarter, including our annual 401(k) matching contributions.

Purchases of property and equipment were $117 million and $96 million during the three months ended March 31, 2006 and 2005, respectively. Proceeds from the sales of facilities, investments and other assets during the three months ended March 31, 2006 and 2005 aggregated $26 million and $76 million, respectively.

In January 2005, we sold $800 million of unsecured 9¼% senior notes with registration rights in a private placement. The net proceeds from the sale of the senior notes were approximately $773 million after deducting discounts and related expenses. We used a portion of the proceeds in February 2005 for the early redemption of the remaining $400 million aggregate principal amount outstanding on our senior notes due in 2006 and 2007, and the balance of the proceeds for general corporate purposes. Our next scheduled maturity of senior notes is now in 2011. From time to time, we expect to engage in various capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at the time.

We are currently in compliance with all covenants and conditions in our letter of credit facility and the indentures governing our senior notes. (See Note 5 to the Condensed Consolidated Financial Statements.) At March 31, 2006, we had approximately $196 million of letters of credit outstanding under the letter of credit facility, which were fully collateralized by $263 million of restricted cash on our Condensed Consolidated Balance Sheet. In addition, we had $975 million of unrestricted cash and cash equivalents on hand as of March 31, 2006.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements represent management’s current belief, based on currently available information, as to the outcome and timing of future events. They involve known and unknown risks, uncertainties and other factors—many of which we are unable to predict or control—that may cause our actual results, performance or achievements, or health care industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the risks described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 (“Annual Report”) and the following:

•      A reduction in the payments we receive from managed care payers as reimbursement for the health care services we provide and difficulties we may encounter collecting from managed care payers;

•      Changes in the Medicare and Medicaid programs or other government health care programs, including modifications to patient eligibility requirements, funding levels or the method of calculating payments or reimbursements;

•      The ultimate resolution of claims, lawsuits and investigations;

•      The volume of uninsured and underinsured patients, and our ability to satisfactorily and timely collect our patient accounts receivable;

•      Competition;

•      Our ability to attract and retain employees, physicians and other health care professionals, and the impact on our labor expenses from the nationwide shortage of nurses;

•      The geographic concentration of our licensed hospital beds;

•      Changes in, or our ability to comply with, laws and government regulations;

•      The cost and future availability of insurance, as well as the effects of insurance policy limits;

•      Trends affecting our actual or anticipated results that lead to charges adversely affecting our results of operations;

•      Our relative leverage and the amount and terms of our indebtedness;

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

When considering forward-looking statements, a reader should keep in mind the risk factors and other cautionary statements in our Annual Report. Should one or more of the risks and uncertainties described above, elsewhere in this report or in Item 1A, Risk Factors, of our Annual Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and, therefore, disclaim any resulting liability for potentially related damages.

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

The table below shows the sources of net patient revenues for our general hospitals, expressed as percentages of net patient revenues from all sources:

	Three Months Ended March 31,
	2006	2005	Increase (Decrease)(1)

Medicare	28.3%	28.2%	0.1%
Medicaid	8.5%	8.1%	0.4%
Managed care(2)	51.1%	50.6%	0.5%
Indemnity, self-pay and other	12.1%	13.1%	(1.0)%

(1)     The change is the difference between the 2006 and 2005 amounts shown.

(2)     Includes Medicare Advantage managed care and Medicaid managed care.

The decrease in indemnity, self-pay and other net patient revenues during 2006 is due primarily to the implementation of the discounting components of the Compact. Our payer mix on an admissions basis for our general hospitals, expressed as a percentage of total same-hospital admissions from all sources, is shown below:

	Three months ended March 31,
Admissions from:	2006	2005	Increase (Decrease)
Medicare	34.2%	35.4%	(1.2)%
Medicaid	12.9%	12.9%	—%
Managed care	44.6%	43.8%	0.8%
Indemnity, self-pay and other	8.3%	7.9%	0.4%

GOVERNMENT PROGRAMS

The Medicare program, the nation’s largest health insurance program, is administered by the Centers for Medicare and Medicaid Services (“CMS”) of the U.S. Department of Health and Human Services. Medicare is a health insurance program primarily for individuals 65 years of age and older, certain younger people with disabilities, and people with end-stage renal disease, and is provided without regard to income or assets. Medicaid is a program that pays for medical assistance for certain individuals and families with low incomes and resources, and is jointly funded by the federal government and state governments. Medicaid is the largest source of funding for medical and health-related services for the nation’s poorest and most vulnerable populations.

These government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the cost of providing services to our patients and the timing of payments to our facilities. We are unable to predict the effect of future government health care funding policy changes on our operations. If the rates paid by governmental payers are reduced, if the scope of services covered by governmental payers is limited, if we are required to pay substantial amounts in settlement pertaining to government programs, or if we, or one or more of our subsidiaries’ hospitals, are excluded from participation in the Medicare or Medicaid program or any other government health care program, there could be a material adverse effect on our business, financial position, results of operations or cash flows. The government is investigating various matters, including Medicare outlier payments we received in prior years, as discussed under Part I, Item 3, Legal Proceedings, of our Annual Report.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Medicare

Medicare offers beneficiaries different ways to obtain their medical benefits. One option, the Traditional Medicare Plan, is a fee-for-service payment system. The other option, called Medicare Advantage (formerly Medicare + Choice), includes managed care, preferred provider organization, private fee-for-service and specialty plans. The major components of our net patient revenues for services provided to patients enrolled in the Traditional Medicare Plan for the three months ended March 31, 2006 and 2005 are set forth in the table below:

	Three Months Ended March 31,
Revenue Descriptions	2006	2005
Diagnosis-related	$379	$393
Diagnosis-related group – capital	38	41
Outlier	24	20
Outpatient	101	108
Disproportionate share	58	58
Direct Graduate and Indirect Medical Education	32	33
Psychiatric, rehabilitation and skilled nursing facilities and other(1)	22	43
Adjustments for cost report valuation allowances and prior-year cost report settlements	20	1
Total Medicare net patient revenues	$674	$697

(1)    The other revenue category includes one prospective payment system (“PPS”)-exempt cancer hospital, one long-term acute care hospital, other revenue adjustments and adjustments related to the current year cost reports.

Medicaid

Medicaid programs are funded by both the federal government and state governments. These programs and the reimbursement methodologies are administered by the states and vary from state to state.

Estimated payments under various state Medicaid programs, excluding state-funded managed care programs, constituted approximately 8.5% and 8.1% of our net patient revenues for the three months ended March 31, 2006 and 2005, respectively. These payments are typically based on fixed rates determined by the individual states. We also receive disproportionate-share payments under various state Medicaid programs. For both the three months ended March 31, 2006 and 2005, our disproportionate-share payments and other state-funded subsidies were approximately $17 million.

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

Regulatory and Legislative Changes

There have been no material changes to the information in our Annual Report about the Medicare and Medicaid programs, except as set forth below:

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Annual Update to the Medicare Inpatient Prospective Payment System

Under Medicare law, CMS is required annually to update certain rules governing the inpatient prospective payment system (“IPPS”). The updates generally become effective October 1, the beginning of the federal fiscal year (“FFY”). On April 12, 2006, CMS issued the Proposed Changes to the Hospital Inpatient Prospective Payment Systems and FFY 2007 Rates (“Proposed Rule”). The Proposed Rule includes the following payment policy changes:

•      A market basket increase currently estimated at 3.4% for diagnosis-related group (“DRG”) operating payments for hospitals reporting specified quality measure data;

•      An increase of market basket minus 2.0% for hospitals not supplying quality measure data;

•      A 0.9% increase in the capital federal DRG rate;

•      A change in the methodology CMS uses for calculating the DRG relative weights from a charge basis to a hospital-specific relative value cost basis;

•      An increase in FFY 2008 in the number of DRGs to “better” reflect the relative intensity of treating Medicare beneficiaries (CMS is reserving the right to implement this proposal earlier than 2008); and

•      An increase in the cost outlier threshold from $23,600 to $25,530.

CMS projects that the combined impact of the proposed payment and policy changes will yield an average 3.4% increase in payments for hospitals in large urban areas (populations over 1 million). However, based on an analysis of the impact of the Proposed Rule on our hosiptals, the proposed payment and policy changes may result in an estimated increase in our Medicare revenues of approximately $50 million. Using the impact percentages in the Proposed Rule for hospitals in large urban areas applied to our Medicare IPPS payments for the six months ended March 31, 2006, the annual impact for all changes in the Proposed Rule on our hospitals may result in an estimated increase in our Medicare revenues of approximately $58 million. Because of the uncertainty regarding the proposals and other factors that may influence our future IPPS payments, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding either of these estimates.

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

The amount of our net patient revenue under managed care contracts during both the three months ended March 31, 2006 and 2005 was $1.2 billion, and is anticipated to be approximately $5 billion for our continuing operations in 2006. Approximately 59% of our managed care net patient revenues during 2006 were derived from our top ten managed care payers. At March 31, 2006 and December 31, 2005, approximately 56% and 58%, respectively, of our net accounts receivable related to continuing operations were due from managed care payers.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below shows the managed care admissions by type for our general hospitals, expressed as percentages of total managed care admissions:

	Three Months Ended March 31,
	2006	2005
Non-governmental	62.9%	64.9%
Governmental	37.1%	35.1%

A majority of our managed care contracts are “evergreen” contracts. Evergreen contracts extend automatically every year, but may be renegotiated or terminated by either party after giving 90 to 120 days notice. National payers generate approximately 42% of our total net managed care revenues, although these agreements are often negotiated on a local or regional basis. The remainder comes from regional or local payers. During the twelve-month period ended March 31, 2006, we renewed or renegotiated managed care contracts representing approximately 80% of our annual managed care revenues.

Generally, managed care plans prefer fixed, predictable rates in their contracts with health care providers. Managed care plans seeking to pay fixed and predictable rates frequently pay for hospital services on a capitation, DRG or per diem basis. Capitation is the least common of the three fixed payment methods. Under capitation, the hospital is paid a fixed amount per HMO member each month for all the hospital care of a specific group of members. Managed care plans also pay hospitals a fixed fee based upon the DRG assigned to each patient. The DRG is a health care industry code that is based upon the patients’ diagnosis at time of discharge. HMOs and PPOs may also reimburse hospitals on a “per day” or “per diem” basis. Under a per diem payment arrangement, the hospital is reimbursed a fixed amount for every day of hospital care delivered to a member. Per diem payment arrangements generally represent less financial risk to a hospital than capitation payment arrangements because the amount paid varies with the number of days of care provided to each patient. The financial risk of per diem agreements is further mitigated by the fact that most contracts with per diem payment arrangements also contain some form of “stop-loss” provision that allows for higher reimbursement rates for difficult medical cases where the hospital’s billed charges exceed a certain threshold amount. The majority of our managed care contracts are per diem and DRG contracts with stop-loss payment components as well.

Significant progress has been made to transition key managed care payers to contracts that use fixed, predictable market-based per diems and/or DRG methodology and that are less dependent on stop-loss payments, and that provide for market-based rate escalators and terms and conditions designed to help us reduce our provision for doubtful accounts.

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

Self-pay accounts pose significant collectibility problems. At March 31, 2006 and December 31, 2005, approximately 5% and 6%, respectively, of our net accounts receivable related to continuing operations are due from self-pay patients. The decrease in this percentage is attributable to a higher number of accounts under our Compact. A significant portion of our provision for doubtful accounts relates to self-pay patients. We are taking multiple actions in an effort to mitigate the effect on us of the high level of uninsured patients and the related economic impact. These initiatives include conducting detailed reviews of intake procedures in hospitals facing the greatest pressures, and enhancing and updating intake best practices for all of our hospitals. Hospital-specific reports detailing collection rates by type of patient were developed to help the hospital management teams better identify areas of vulnerability and opportunities for improvement. Also, we have completely redesigned our self-pay collection workflows, enhanced technology and improved staff training in an effort to increase collections.

Over the longer term, several other initiatives we have previously announced should also help address this challenge. For example, our Compact, which is discussed in Note 2 to the Condensed Consolidated Financial Statements, is enabling us to offer lower rates to uninsured patients who historically have been charged standard gross charges.

We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per diem amount for services received, subject to a cap. Except for the per diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; and, therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. For the three months ended March 31, 2006 and 2005, $172 million and $155 million of charity care gross charges were excluded from net operating revenues and provision for doubtful accounts, respectively.

RESULTS OF OPERATIONS

The following two tables show a summary of our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Net operating revenues:
General hospitals	$2,375	$2,444
Other operations	39	57
Net operating revenues	2,414	2,501
Operating expenses:
Salaries, wages and benefits	1,075	1,124
Supplies	449	457
Provision for doubtful accounts	138	167
Other operating expenses	536	527
Depreciation	83	90
Amortization	7	6
Impairment and restructuring charges	1	9
Loss from hurricanes and related costs	5	—
Costs of litigation and investigations	16	8
Loss from early extinguishment of debt	—	15
Operating income	$104	$98

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2006	2005
Net operating revenues:
General hospitals	98.4%	97.7%
Other operations	1.6%	2.3%
Net operating revenues	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	44.5%	44.9%
Supplies	18.6%	18.3%
Provision for doubtful accounts	5.7%	6.7%
Other operating expenses	22.2%	21.1%
Depreciation	3.4%	3.6%
Amortization	0.3%	0.2%
Impairment and restructuring charges	0.1%	0.4%
Loss from hurricanes and related costs	0.2%	—%
Costs of litigation and investigations	0.7%	0.3%
Loss from early extinguishment of debt	—%	0.6%
Operating income	4.3%	3.9%

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

Net operating revenues from our other operations were $39 million and $57 million for the three months ended March 31, 2006 and 2005, respectively. Equity earnings (loss) of unconsolidated affiliates, included in our net operating revenues, were $(3) million and $2 million for the three months ended March 31, 2006 and 2005, respectively. As we continue to focus on our general hospital operations, the revenue attributable to our other operations may continue to decrease.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below shows certain selected historical operating statistics for our continuing general hospitals:

	Three Months Ended March 31,
	2006	2005	Increase (Decrease)

Net inpatient revenues(2)	$1,677	$1,701	(1.4)%
Net outpatient revenues(2)	$664	$709	(6.3)%
Number of general hospitals (at end of period)	69	69	—	(1)
Licensed beds (at end of period)	17,851	17,941	(0.5)%
Average licensed beds	17,851	17,924	(0.4)%
Utilization of licensed beds(5)	53.3%	57.9%	(4.6	)(1)%
Patient days	855,620	934,203	(8.4)%
Equivalent patient days(4)	1,191,546	1,291,165	(7.7)%
Net inpatient revenue per patient day	$1,960	$1,821	7.6%
Admissions(3)	166,426	178,458	(6.7)%
Equivalent admissions(4)	233,356	248,225	(6.0)%
Net inpatient revenue per admission	$10,077	$9,532	5.7%
Average length of stay (days)	5.1	5.2	(0.1	)(1)
Surgeries	117,838	123,101	(4.3)%
Net outpatient revenue per visit	$541	$515	5.0%
Outpatient visits	1,228,199	1,376,156	(10.8)%

(1)	The change is the difference between 2006 and 2005 amounts shown.
(2)	Net inpatient revenues and net outpatient revenues are components of net operating revenues.
(3)

Self-pay admissions represented 3.7% and 3.5% of total admissions for the three months ended March 31, 2006 and 2005, respectively. Charity care admissions represented 1.8% and 1.3% of total admissions for the same periods, respectively.

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

The table below shows certain selected operating statistics for our continuing general hospitals on a same-hospital basis. Our hospitals in the Gulf Coast area that were operationally impacted by Hurricane Katrina (see Key Developments in Part II, Item 7 of our Annual Report) are excluded from same-hospital statistics for all periods presented.

	Three Months Ended March 31,
	2006	2005	Increase (Decrease)

Net inpatient revenues	$1,642	$1,605	2.3%
Net outpatient revenues	$647	$665	(2.7)%
Number of general hospitals (at end of period)	63	63	— (1)
Average licensed beds	16,583	16,646	(0.4)%
Patient days	830,002	869,095	(4.5)%
Net inpatient revenue per patient day	$1,978	$1,847	7.1%
Admissions	161,756	167,253	(3.3)%
Net inpatient revenue per admission	$10,151	$9,596	5.8%
Average length of stay (days)	5.1	5.2	(0.1) (1)
Net outpatient revenue per visit	$548	$519	5.6%
Outpatient visits	1,180,821	1,280,991	(7.8)%

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

During the three months ended March 31, 2006, net operating revenues from continuing operations were lower compared to the three months ended March 31, 2005 by approximately $87 million or 3.5%. Net operating revenues were impacted by the discounts recorded on self-pay accounts under our Compact. Total discounts, which reduced net operating revenues, for the three months ended March 31, 2006 and 2005 were $230 million and $155 million, respectively. In addition, there was a decline in net operating revenues attributable to the disruption in operations at our Gulf Coast hospitals and imaging centers due to Hurricane Katrina.

On a same-hospital basis, outpatient visits, patient days and admissions were lower during the three months ended March 31, 2006 compared to the three months ended March 31, 2005 by 7.8%, 4.5% and 3.3%, respectively. We believe the following factors continue to contribute to the overall decline in our inpatient and outpatient volume levels: (1) loss of patients to competing health care providers; (2) challenges in physician recruitment, retention and attrition; (3) contentious managed care contract negotiations or, in some cases, terminations; and (4) unfavorable publicity about us as a result of lawsuits and government investigations, which impacts our relationships with physicians and patients.

Same-hospital net inpatient revenues for the three months ended March 31, 2006 and 2005 were $1.642 billion and $1.605 billion, respectively. There are various positive and negative factors impacting our net inpatient revenues.

The positive factors are as follows:

•      Improved managed care pricing as a result of contracts renegotiated in 2005, partially offset by the reduction in stop-loss payments from $110 million in the prior-year quarter to $89 million in the current quarter;

•      Favorable net adjustments for cost report valuation allowances and prior-year cost report settlements, primarily related to Medicare and Medicaid, in the current quarter of $23 million (including a $17 million pre-tax favorable adjustment for a change in estimate of the valuation allowances necessary for prior-year cost report periods as further described in Note 1 to the Condensed Consolidated Financial Statements) versus an unfavorable net adjustment in the prior-year quarter of $1 million; and

•      Higher level of acuity in the current quarter versus the prior-year quarter.

The negative factors are as follows:

•      Lower overall volumes;

•      An overall shift in our managed care patient mix towards plans with lower levels of reimbursement, including: (1) national payers whose contract terms generate lower yields; and (2) managed care Medicare and Medicaid insurance plans, which generate lower yields than commercial managed care plans; and

•      Compact discounts of $110 million in the current quarter versus $77 million in the prior-year quarter, which reduced net inpatient revenue.

Same-hospital net outpatient revenues during the three months ended March 31, 2006 decreased 2.7% compared to the same quarter last year. Net outpatient revenues were also negatively impacted by the implementation of the Compact. During the three months ended March 31, 2006, approximately $107 million in discounts were recorded on outpatient self-pay accounts under the Compact compared to discounts of $67 million during the three months ended March 31, 2005. As previously mentioned, same-hospital outpatient visits also decreased 7.8% for the three months ended March 31, 2006 compared to the prior-year quarter. Approximately 22% of the decline is due to the sale or closure of certain home health agencies, hospices and clinics during 2005. These businesses typically generate lower revenue per visit amounts than other outpatient services. The reduction in home health visits, coupled with a slight increase in emergency room visits and improved managed care pricing, contributed to an overall increase in our net outpatient revenue per visit.

SALARIES, WAGES AND BENEFITS

Salaries, wages and benefits expense as a percentage of net operating revenues decreased slightly for the three months ended March 31, 2006 compared to the same period in 2005. Salaries, wages and benefits per adjusted patient day increased approximately 3.6% in the three months ended March 31, 2006 compared to the prior-year quarter. The increase is

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

primarily due to standard merit and market increases for our employees during 2005, offset by lower overall benefit costs and improved productivity and flexing of staff based on volume declines.

Approximately 18% of our employees were represented by labor unions as of March 31, 2006. In March 2006, certain employees of our North Shore Medical Center in Florida elected the Service Employees International Union (“SEIU”) as their collective bargaining representative. In the next 12 months, labor union contracts that cover approximately 12% of our employees will expire. Although the new contracts are expected to have provisions to increase wages, the unions have agreed to an arbitration process to resolve any issues not resolved through the normal renegotiation process. The agreed-to arbitration process eliminates the possibility of strikes and prevents the arbitrator from ordering wages that are above the market for a particular hospital. Therefore, we do not anticipate the new contracts will have a material adverse effect on our results of operations. Our labor accord with the SEIU also expires in the next 12 months, which will allow the SEIU to attempt to organize employees in all states where we have hospitals. As union activity increases at our hospitals, our salaries, wages and benefits expense may increase more rapidly than our net operating revenues.

Included in salaries, wages and benefits expense in the three months ended March 31, 2006 is $11 million of stock compensation expense, which decreased $2 million from the $13 million of expense in the three months ended March 31, 2005 due primarily to the impact of certain prior-year stock option grants, which had a higher fair value estimate than the grants in recent years, becoming fully vested in the quarter ended December 31, 2005.

SUPPLIES

Supplies expense as a percentage of net operating revenues increased slightly for the three months ended March 31, 2006 compared to the same period in 2005. Supplies expense per adjusted patient day increased approximately 6.4% in the three months ended March 31, 2006 compared to the prior-year quarter. The increase in supplies expense was primarily attributable to higher pharmaceutical, pacemaker, orthopedic and implants supply costs. In the case of pacemakers and implants, the higher costs are associated primarily with new products or technology used to provide a higher quality of care to our patients, whereas the higher orthopedic costs primarily reflect inflation of prices. Higher pharmaceutical costs reflect a combination of new products and inflation. In addition, further contributing to the percentage increase was the decline in net operating revenues due to discounting of self-pay accounts under the Compact described above.

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

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts as a percentage of net operating revenues decreased for the three months ended March 31, 2006 compared to the same period in 2005, primarily due to the implementation of the Compact. Prior to implementation of the discounting provisions under the Compact, the vast majority of these accounts were ultimately recognized to be uncollectible and, as a result, were then recorded in our provision for doubtful accounts. By offering managed care-style discounts, we are charging the uninsured more affordable rates, whereby they may be better able to meet their financial obligations to pay for services we provide them. The discounts recorded as contractual allowances during the three months ended March 31, 2006 for all hospitals were approximately $230 million compared to $155 million in the first quarter of 2005. The increase is solely due to the phasing-in of the Compact and the fact that discounts in the first quarter of 2006 include all of our general hospitals under the Compact. However, we do not expect the Compact to have a material effect on the net economic impact of treating self-pay patients.

A significant portion of our provision for doubtful accounts still relates to self-pay patients. Collection of accounts receivable has been a key area of focus, particularly over the past two years, as we have experienced adverse changes in our business mix. Our current estimated collection rate on self-pay accounts, which includes co-payments and deductibles to be made by patients, is approximately 27%, including collections from point-of-service through collections by our in-house collection agency or external collection vendors. This self-pay collection rate includes payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being classified and assigned to our in-house self-pay collection group. The comparable self-pay collection percentage as of December 31, 2005 was approximately 25%.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Payment pressure from managed care payers has also affected our provision for doubtful accounts. We continue to experience ongoing managed care payment delays and disputes; however, we are working with these payers to obtain adequate and timely reimbursement for our services. Our current estimated collection rate on managed care accounts is approximately 97%, which includes collections from point-of-service through collections by our in-house collection agency or external collection vendors. The comparable managed care collection percentage as of December 31, 2005 was approximately 96%.

As of March 31, 2006, we had a cumulative total of patient account assignments dating back at least three years or older of approximately $4.6 billion related to our continuing operations being pursued by our in-house and outside collection agencies or vendors. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts in collection is determined based on our historical experience and recorded in accounts receivable.

Our accounts receivable days outstanding (“AR Days”) from continuing operations decreased to 57 days at March 31, 2006 compared to 59 days at December 31, 2005. AR Days at March 31, 2006 is within our target of below 60 days. This amount is calculated as our accounts receivable from continuing operations on that date divided by our revenue from continuing operations for the quarter ended on that date divided by the number of days in the quarter. The decrease in AR Days reflects improved collections and a higher net revenue per day during the three months ended March 31, 2006 due primarily to managed care contracts renegotiated during 2006 and 2005, and the favorable net adjustments for cost report valuation allowances and prior-year cost report settlements described above.

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections and (3) accounts receivable aging. The following tables present the approximate aging by payer of our continuing operations’ net accounts receivable of $1.580 billion and $1.581 billion, excluding cost report settlements payable and valuation allowances of $46 million and $94 million, at March 31, 2006 and December 31, 2005, respectively:

	March 31, 2006
	Medicare	Medicaid	Managed Care	Indemnity, Self Pay and Other	Total
0-60 days	94%	66%	71%	50%	70%
61-120 days	5%	23%	16%	15%	15%
121-180 days	1%	11%	8%	7%	7%
Over 180 days	—%	—%	5%	28%	8%
Total	100%	100%	100%	100%	100%

	December 31, 2005
	Medicare	Medicaid	Managed Care	Indemnity, Self Pay and Other	Total
0-60 days	95%	63%	71%	46%	68%
61-120 days	4%	23%	18%	14%	16%
121-180 days	1%	14%	9%	8%	8%
Over 180 days	—%	—%	2%	32%	8%
Total	100%	100%	100%	100%	100%

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

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows the approximate amount of net accounts receivable in our MEP, still awaiting determination of eligibility under a government program at March 31, 2006 and December 31, 2005, by aging category:

	March 31,	December 31,
	2006	2005
0-60 days	$59	$65
61-120 days	15	18
121-180 days	8	8
Over 180 days(1)	—	—
Total	$82	$91

(1)   Includes accounts receivable of $9 million and $10 million at March 31, 2006 and December 31, 2005, respectively, that are fully reserved.

We continue to focus on initiatives to improve cash flow, which include improving the process for collecting receivables, pursuing timely payments from all payers, and standardizing and improving contract terms, billing systems and the patient registration process. We continue to review, and adjust as necessary, our methodology for evaluating the collectibility of our accounts receivable, and we may incur future charges resulting from the above-described trends.

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

OTHER OPERATING EXPENSES

Other operating expenses as a percentage of net operating revenues increased slightly for the three months ended March 31, 2006 compared to the same period in 2005 due in part to fixed costs that do not fluctuate with the changes in our patient volumes, such as utilities, property taxes and information technology services costs. Partially offsetting this increase in other operating expenses was a decrease in malpractice expense to $47 million for the three months ended March 31, 2006 compared to $52 million for the three months ended March 31, 2005. Contributing to this decline are lower patient volumes, a reduction in frequency of claims and an increase in the seven-year Federal Reserve composite rate used to discount our malpractice liabilities.

Also included in other operating expenses in the three months ended March 31, 2005 is a net gain of $6 million from the sale of certain home health agencies.

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL AND RESTRUCTURING CHARGES

During the three months ended March 31, 2006, we recorded net impairment and restructuring charges of $1 million, net of insurance proceeds of $36 million. We recorded $9 million during the three months ended March 31, 2005. See Note 4 to the Condensed Consolidated Financial Statements for additional detail of these charges and related liabilities.

In the second quarter of 2006, we announced several changes to our operating structure. Because of the restructuring of our regions as described in Note 14 to the Condensed Consolidated Financial Statements, our goodwill reporting units (as defined in SFAS No. 142, “Goodwill and Other Intangible Assets”) changed in the second quarter of 2006, requiring us to perform a goodwill impairment evaluation. Based on our preliminary goodwill impairment evaluation, we anticipate that we will record a goodwill impairment charge of approximately $35 million during the quarter ended June 30, 2006 as a result of the formation of our NOLA Regional Health Network. We do not expect the other changes to our reporting units to result in goodwill impairment charges. Based on future financial trends and the possible impact of negative trends on our future outlook, further impairments of long-lived assets and goodwill may occur, and we will incur additional restructuring charges.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COSTS OF LITIGATION AND INVESTIGATIONS

Costs of litigation and investigations in continuing operations for the three months ended March 31, 2006 and 2005 were $16 million and $8 million, respectively. These expenses consisted primarily of costs to defend ourselves in various lawsuits and legal fees related to settlements, as described in Note 10 to the Condensed Consolidated Financial Statements.

LOSS FROM EARLY EXTINGUISHMENT OF DEBT

In connection with the early redemption of senior notes in February 2005, we recorded a $15 million loss on extinguishment of debt, representing premiums paid and the write-off of unamortized debt issuance costs.

OPERATING INCOME

Operating income in the three months ended March 31, 2006 was 6.1% higher compared to the same period in 2005 due in part to the favorable net adjustments for cost report valuation allowances and prior-year cost report settlements in the current quarter of $23 million versus an unfavorable net adjustment in the prior-year quarter of $1 million. Operating expenses were 95.7% of net operating revenues in the three months ended March 31, 2006 compared to 96.1% in the same period in 2005.

INTEREST EXPENSE

The increase in interest expense for the three months ended March 31, 2006, compared to the same period in 2005, was largely attributable to the issuance of $800 million of senior notes in January 2005, and the partial use of the proceeds to retire lower rate debt with maturity dates in 2006 and 2007. (See Note 5 to the Condensed Consolidated Financial Statements.)

INCOME TAXES

Income taxes in the three months ended March 31, 2006 and 2005 included a $7 million and $22 million income tax benefit, respectively, in continuing operations to decrease the valuation allowance for our deferred tax assets.

PRO FORMA INFORMATION

The discounts for uninsured patients were in effect at all 69 of our hospitals as of March 31, 2006, but at only 57 of our hospitals by March 31, 2005. In light of this phase-in of the discounts for uninsured patients under the Compact, we are supplementing certain historical information with information presented on a pro forma basis as if we had not implemented the discounts under the Compact during the periods indicated. This information includes numerical measures of our historical performance that have the effect of depicting such measures of financial performance differently from that presented in our Condensed Consolidated Financial Statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and that are defined under SEC rules as “non-GAAP financial measures.” We believe that the information presented on this pro forma basis is important to our shareholders in order to show the effect that these items had on elements of our historical results of operations and provide important insight into our operations in terms of other underlying business trends, without necessarily estimating or suggesting their effect on our future results of operations. This supplemental information has inherent limitations because discounts under the Compact during the period ended March 31, 2006 are not indicative of future periods. We compensate for these inherent limitations by also utilizing comparable GAAP measures. In spite of the limitations, we find the supplemental information useful to the extent it better enables us and our investors to evaluate bad debt trends and other expenses, and we believe the consistent use of this supplemental information provides us and our investors with reliable period-to-period comparisons. Costs in our business are largely influenced by volumes and thus are generally analyzed as a percent of net operating revenues, so we provide this additional analytical information to better enable investors to measure expense categories between periods. Based on requests by certain shareholders, we believe that our investors find these non-GAAP measures useful as well.

The tables below illustrate certain actual operating expenses as a percent of net operating revenues for the three months ended March 31, 2006 and 2005 as if we had not implemented the discounts under the Compact during the periods indicated. The table also illustrates same-hospital (excluding our Gulf Coast area hospitals affected by Hurricane Katrina) net inpatient revenue per admission and same-hospital net outpatient revenue per visit adjusted as described above for the three

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

months ended March 31, 2006 and 2005. The table includes reconciliations of GAAP measures to non-GAAP measures. Investors are encouraged, however, to use GAAP measures when evaluating our financial performance.

	GAAP Amounts	Compact Adjustments	Non-GAAP Amounts
	(Dollars in Millions, Except Per Admission and Per Visit Amounts)
Three Months Ended March 31, 2006:
Net operating revenues	$2,414	$230	$2,644
Operating expenses:
Salaries, wages and benefits	1,075	—	1,075
Supplies	449	—	449
Provision for doubtful accounts	138	211	349
Other operating expenses	536	—	536

As a percent of net operating revenues
Net operating revenues	100.0%		100.0%
Operating expenses:
Salaries, wages and benefits	44.5%		40.7%
Supplies	18.6%		17.0%
Provision for doubtful accounts	5.7%		13.2%
Other operating expenses	22.2%		20.3%

Continuing same-hospital
Net inpatient revenue	$1,642	$110	$1,752
Net outpatient revenue	$647	$107	$754
Admissions	161,756		161,756
Outpatient visits	1,180,821		1,180,821
Net inpatient revenue per admission	$10,151	$680	$10,831
Net outpatient revenue per visit	$548	91	$639

Three Months Ended March 31, 2005:
Net operating revenues	$2,501	$155	$2,656
Operating expenses:
Salaries, wages and benefits	1,124	—	1,124
Supplies	457	—	457
Provision for doubtful accounts	167	143	310
Other operating expenses	527	—	527

As a percent of net operating revenues
Net operating revenues	100.0%		100.0%
Operating expenses:
Salaries, wages and benefits	44.9%		42.3%
Supplies	18.3%		17.2%
Provision for doubtful accounts	6.7%		11.7%
Other operating expenses	21.1%		19.8%

Continuing same-hospital
Net inpatient revenue	$1,605	$77	$1,682
Net outpatient revenue	$665	$67	$732
Admissions	167,253		167,253
Outpatient visits	1,280,991		1,280,991
Net inpatient revenue per admission	$9,596	$460	$10,056
Net outpatient revenue per visit	$519	$52	$571

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

Our obligations to make future cash payments under contracts, such as debt and lease agreements, and under contingent commitments, such as minimum revenue guarantees and standby letters of credit, are summarized in the table below, all as of March 31, 2006:

		Years Ending December 31,					Later
	Total	2006	2007	2008	2009	2010	Years
	(In Millions)
Long-term debt(1)	$8,725	$274	$382	$382	$381	$381	$6,925
Capital lease obligations(1)	24	2	20	—	—	—	2
Long-term non-cancelable operating leases	570	121	144	123	66	35	81
Standby letters of credit	196	165	31	—	—	—	—
Guarantees(2)	107	52	26	12	6	5	6
Asset retirement obligations	188	—	11	—	—	—	177
Purchase orders	530	524	1	1	1	1	2
Total	$10,340	$1,138	$615	$518	$454	$422	$7,193

(1)   Includes interest through maturity date/lease termination.

(2)   Includes minimum revenue guarantees, primarily related to physicians under relocation agreements and physician groups that provide services at our hospitals, and operating lease guarantees.

The standby letters of credit are required principally by our insurers and various states to collateralize our workers’ compensation programs pursuant to statutory requirements and as security under a selected number of programs to collateralize the deductible and self-insured retentions under our professional and general liability insurance programs. The amount of collateral required is principally dependent upon the level of claims activity and our creditworthiness. The insurers require the collateral in case we are unable to meet our obligations to claimants within the deductible or self-insured retention layers. The standby letters of credit are issued under our letter of credit facility and are fully collateralized by the $263 million of restricted cash on the Condensed Consolidated Balance Sheet (see Note 5 to the Consolidated Financial Statements).

Our capital expenditures primarily relate to the design and construction of new buildings, expansion and renovation of existing facilities, including amounts to comply with applicable laws and regulations, equipment and systems additions and replacements, introduction of new medical technologies and various other capital improvements.

Capital expenditures were $117 million and $96 million in the three months ended March 31, 2006 and 2005, respectively. We anticipate that our capital expenditures for the year ending December 31, 2006 will be approximately $650 million. These capital expenditures include approximately $7 million in 2006 to meet California seismic requirements by 2012 for our remaining California facilities after all planned divestitures. The total estimated future value of capital expenditures necessary to meet the seismic requirements is approximately $500 million, which was estimated using an inflation rate of approximately 5%. Our total 2006 capital expenditure estimate does not include any capital expenditures for rebuilding or renovating our Louisiana facilities damaged by Hurricane Katrina in late August 2005 or our Florida hospitals damaged by Hurricane Wilma in late October 2005. We continue to repair our facilities, however, at this time, the total cost to repair the facilities has not yet been fully determined. We believe a significant portion of the cost may be covered by insurance proceeds rather than working capital or borrowings.

Interest payments, net of capitalized interest, were $123 million and $94 million in the three months ended March 31, 2006 and 2005, respectively. We anticipate that our interest payments for the year ending December 31, 2006 will be approximately $380 million.

Income tax payments, net of refunds received, were approximately $3 million in the three months ended March 31, 2006 compared to a net income tax refund of $537 million in the three months ended March 31, 2005. At March 31, 2006, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss carryforwards of approximately $1.188 billion expiring in 2024 and 2025, (2) approximately $6 million in alternative minimum tax credits with no expiration, and (3) general business credit carryforwards of approximately $10 million expiring in 2023-2025.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are currently involved in significant investigations and legal proceedings. (See Part II, Item 1, Legal Proceedings.) Although we cannot presently determine the timing or the amounts of any potential liabilities resulting from the ultimate resolutions of these investigations and lawsuits, we will incur significant costs in defending them and their outcomes could have a material adverse effect on our liquidity, financial position and results of operations.

SOURCES AND USES OF CASH

Our liquidity for the three months ended March 31, 2006 was derived primarily from unrestricted cash on hand. For the three months ended March 31, 2005, our liquidity was derived primarily from proceeds from the sale of new senior notes, income tax refunds and unrestricted cash on hand.

Net cash used in operating activities was $321 million in the three months ended March 31, 2006 compared to net cash provided by operating activities of $516 million in the three months ended March 31, 2005. The principal reasons for the change were:

•      an income tax refund of $537 million received in March 2005;

•      $145 million in payments in March 2006 in connection with the settlement of the securities class action lawsuit and shareholder derivative litigation;

•      an additional $29 million of interest expense payments due to debt issuances in January 2005;

•      a negative change of $53 million in cash used by discontinued operations primarily as a result of a lower amount of collections on accounts receivable in the current quarter due to a majority of account collections occurring shortly after hospital divestiture dates, and a greater number of hospital divestitures occurring in 2004; and

•      an additional $44 million of 401(k) matching contributions due to a full year of contribution matching in the three months ended March 31, 2006 compared to six months of contribution matching in the three months ended March 31, 2005 (effective July 1, 2004, we changed to an annual matching of employee 401(k) plan contributions for participants actively employed on December 31, as opposed to matching such contributions each pay period).

Cash flows from operating activities in the first quarter of any year, excluding non-recurring items, is usually lower than in subsequent quarters during the year, primarily due to the timing of working capital requirements during the first quarter, including our annual 401(k) matching contributions.

Cash proceeds from the sale of new senior notes were $773 million in the three months ended March 31, 2005. We used a portion of the proceeds for the early redemption of the remaining $400 million aggregate principal amount outstanding on our senior notes due in 2006 and 2007, and the balance of the proceeds for general corporate purposes.

Proceeds from the sales of facilities, long-term investments and other assets during the three months ended March 31, 2006 and 2005 aggregated $26 million and $76 million, respectively.

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

In January 2005, we sold $800 million of 9¼% senior notes in a private placement, and, in February 2005, we used a portion of the proceeds for the early redemption of the remaining $400 million aggregate principal amount of outstanding on our senior notes due in 2006 and 2007. As a result, we have no significant long-term debt due until December 2011. The maturities of 90% of our long-term debt now fall between December 2011 and January 2015. An additional $450 million of long-term debt is not due until 2031.

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

We are currently in compliance with all covenants and conditions under our letter of credit facility and the indentures governing our senior notes. However, the registration statement relating to an exchange offer for the notes we issued in January 2005 is not yet effective; therefore, starting in January 2006, we are required to pay additional interest until it becomes effective. The additional interest accrues at a rate of 0.25% per annum during the first 90-day period and increases by 0.25% per annum for each subsequent 90-day period until the registration statement becomes effective, up to a maximum rate of 1.0% per annum.

At March 31, 2006, we had approximately $196 million of letters of credit outstanding under the letter of credit facility, which were fully collateralized by $263 million of restricted cash. We had approximately $975 million of unrestricted cash and cash equivalents on hand at March 31, 2006 to fund our operations and future legal settlements.

LIQUIDITY

We believe that existing unrestricted cash and cash equivalents on hand, future cash provided by operating activities and, depending on capital market conditions, other borrowings should be adequate to meet known debt service requirements. It should also be adequate to finance planned capital expenditures and other presently known operating needs. However, our cash needs could be materially affected by the deterioration in our results of operations, including the results of those hospital operations impacted by Hurricane Katrina, as well as the various uncertainties discussed in this and other sections and the impact of potential judgments and settlements addressed in Part II, Item 1, Legal Proceedings.

We are aggressively identifying and implementing further actions to reduce costs and enhance our operating performance, including cash flow. Among the areas being addressed are volume growth, managed care payer contracting, improved procurement efficiencies, cost standardization, bad debt expense reduction initiatives and reducing certain hospital and overhead costs not related to patient care. We believe our restructuring plans and the various initiatives we have undertaken will ultimately position us to report improved operating performance, although that performance may remain somewhat below our hospital management peers because of geographic and other differences in hospital portfolios.

We believe it is important for a reader to understand that (1) if our results of operations deteriorate, and/or (2) if claims, lawsuits, settlements or investigations are resolved in a materially adverse manner, there could be substantial doubt about our liquidity.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $303 million of standby letters of credit and guarantees as of March 31, 2006 (shown in the cash requirements table above). The letters of credit are collateralized by $263 million of restricted cash.

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

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our critical accounting estimates, as described in our Annual Report, continue to cover the following areas and remain consistent except as noted below:

•      Recognition of net operating revenues, including contractual allowances.

•      Provisions for doubtful accounts.

•      Accruals for general and professional liability risks.

•      Accruals for litigation losses.

•      Impairment of long-lived assets and goodwill.

•      Asset retirement obligations.

•      Accounting for income taxes.

•      Accounting for stock-based compensation—See Note 6 to the Condensed Consolidated Financial Statements for discussion of changes in the estimates we were required to make upon adoption of SFAS 123(R) effective January 1, 2006.

TENET HEALTHCARE CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain of our market-sensitive financial instruments as of March 31, 2006.

	Maturity Date, Year Ending December 31,
	2006	2007	2008	2009	2010	Thereafter	Total
	(Dollars in Millions)
Fixed-rate long-term debt	$19	$22	$2	$1	$1	$4,862	$4,907
Average interest rates	9.9%	9.9%	9.9%	9.9%	9.9%	8.1%	8.1%

At March 31, 2006, we had no significant borrowings subject to or with variable interest rates. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.

At March 31, 2006, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio. At March 31, 2006, we had accumulated unrealized losses of approximately $2 million related to our captive insurance companies’ investment portfolios.

We have no affiliation with partnerships, trusts or other entities (sometimes referred to as “special-purpose” or “variable-interest” entities) whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements. Thus, we have no exposure to the financing, liquidity, market or credit risks associated with such entities.

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

TENET HEALTHCARE CORPORATION

LEGAL PROCEEDINGS

PART II.

ITEM 1. LEGAL PROCEEDINGS

During the past several years, Tenet and our subsidiaries have been subject to a significant number of claims and lawsuits. Several of these matters were resolved in 2004 and 2005, and some have recently been resolved, as described below and in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “Annual Report”). Also during the past several years, we became the subject of federal and state agencies’ civil and criminal investigations and enforcement efforts, and received subpoenas and other requests from those agencies for information relating to a variety of subjects. While we cannot predict the likelihood of future claims or inquiries, we expect that new matters may be initiated against us from time to time.

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

We refer you to Part I, Item 3, Legal Proceedings, of our Annual Report for a description of material legal proceedings and investigations that are not in the ordinary course of business as updated through the filing date of the Annual Report. Since that time, material developments, as described below, occurred in the following matter. For additional information, see Note 10 to the Condensed Consolidated Financial Statements included in this report. We undertake no obligation to update the following disclosures for any new developments.

United States v. Weinbaum, Tenet HealthSystem Hospitals, Inc. and Alvarado Hospital Medical Center, Inc., Case No. 03CR1587L (U.S. District Court for the Southern District of California)

After a federal grand jury indictment and a trial that ended in a mistrial after the members of the jury indicated that they were unable to reach a verdict in the case, Alvarado Hospital Medical Center, Inc. (a hospital owned by one of our subsidiaries and located in San Diego, California), Tenet HealthSystem Hospitals, Inc. (the legal entity that was doing business as Alvarado Hospital Medical Center during some of the period of time covered by the indictment) and Barry Weinbaum (the former chief executive officer of Alvarado Hospital Medical Center) were put on trial a second time in San Diego for allegedly illegal use of physician relocation, recruitment and consulting agreements. The defendants were charged with conspiracy to violate the federal anti-kickback statute and 17 substantive counts of paying illegal remunerations in violation of the statute.

The second criminal trial commenced on May 3, 2005. Jury deliberations in the case began in mid-November 2005. On April 4, 2006, the trial judge again declared a mistrial in the case when the jury could not reach a unanimous decision after deliberating for 62 days. Attorneys for both sides are scheduled to meet with the trial judge for a status conference on May 22, 2006, at which time the U.S. Attorney for the Southern District of California is expected to announce whether the defendants will be tried for a third time. If convicted following a third trial, the two defendant subsidiaries could be subject to monetary penalties and exclusion from participation in the Medicare program and other federal and state health care programs.

TENET HEALTHCARE CORPORATION

ITEM 6. EXHIBITS

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

TENET HEALTHCARE CORPORATION (Registrant)

Date: May 8, 2006	By:	/s/ TIMOTHY L. PULLEN
Timothy L. Pullen Interim Chief Financial Officer (Principal Financial Officer) Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)