Form 10-Q
period 2006-06-30
TENET HEALTHCARE CORP
filed 2006-08-09
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-7293

TENET HEALTHCARE CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	95-2557091
(State of Incorporation)	(IRS Employer
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

As of July 31, 2006, there were 471,313,843 shares of common stock outstanding.

TENET HEALTHCARE CORPORATION

i

PART I.

ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$568	$1,373
Investments in marketable debt securities	11	5
Receivable for insurance recoveries	285	75
Accounts receivable, less allowance for doubtful accounts ($519 at June 30, 2006 and $594 at December 31, 2005)	1,484	1,525
Inventories of supplies, at cost	174	190
Income tax receivable	172	—
Deferred income taxes	113	107
Assets held for sale	303	11
Other current assets	239	222
Total current assets	3,349	3,508
Restricted cash	263	263
Investments and other assets	365	380
Property and equipment, at cost, less accumulated depreciation and amortization ($2,541 at June 30, 2006 and $2,582 at December 31, 2005)	4,276	4,620
Goodwill	753	800
Other intangible assets, at cost, less accumulated amortization ($131 at June 30, 2006 and $134 at December 31, 2005)	194	241
Total assets	$9,200	$9,812

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$19	$19
Accounts payable	761	857
Accrued compensation and benefits	335	441
Professional and general liability reserves	136	145
Accrued interest payable	125	124
Accrued legal settlement costs	58	313
Other current liabilities	349	393
Total current liabilities	1,783	2,292
Long-term debt, net of current portion	4,787	4,784
Professional and general liability reserves	593	594
Accrued legal settlement costs	275	—
Other long-term liabilities and minority interests	914	909
Deferred income taxes	141	212
Total liabilities	8,493	8,791
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 526,860,533 shares issued at June 30, 2006 and 525,373,176 shares issued at December 31, 2005	26	26
Additional paid-in capital	4,335	4,320
Accumulated other comprehensive loss	(40)	(39)
Accumulated deficit	(2,135)	(1,807)
Less common stock in treasury, at cost, 56,206,714 shares at June 30, 2006 and 55,663,588 shares at December 31, 2005	(1,479)	(1,479)
Total shareholders’ equity	707	1,021
Total liabilities and shareholders’ equity	$9,200	$9,812

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions,

Except Per-Share Amounts

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net operating revenues	$2,195	$2,142	$4,405	$4,341
Operating expenses:
Salaries, wages and benefits	963	986	1,944	1,979
Supplies	398	388	809	786
Provision for doubtful accounts	128	140	249	294
Other operating expenses	497	475	977	931
Depreciation	76	74	152	151
Amortization	6	5	12	9
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	27	(4)	56	5
Hurricane insurance recoveries, net of costs	(13)	—	(10)	—
Costs of litigation and investigations	728	11	744	19
Loss from early extinguishment of debt	—	—	—	15
Operating income (loss)	(615)	67	(528)	152
Interest expense	(101)	(102)	(203)	(203)
Investment earnings	17	15	34	24
Minority interests	—	(1)	(1)	(1)
Net gains on sales of investments	—	—	2	—
Loss from continuing operations, before income taxes	(699)	(21)	(696)	(28)
Income tax benefit	252	12	248	30
Income (loss) from continuing operations, before discontinued operations and cumulative effect of change in accounting principle	(447)	(9)	(448)	2
Discontinued operations:
Loss from operations of asset group	(21)	(29)	(18)	(58)
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	(101)	(1)	(76)	(8)
Hurricane insurance recoveries, net of costs	194	—	193	—
Litigation settlements, net of insurance recoveries	(21)	—	24	—
Net gain (loss) on sales of asset group	(1)	—	(1)	22
Income tax (expense) benefit	(1)	6	(4)	5
Income (loss) from discontinued operations	49	(24)	118	(39)
Loss before cumulative effect of change in accounting principle	(398)	(33)	(330)	(37)
Cumulative effect of change in accounting principle, net of tax	—	—	2	—
Net loss	$(398)	$(33)	$(328)	$(37)
Earnings (loss) per common share and common equivalent share
Basic and Diluted
Continuing operations	$(0.95)	$(0.02)	$(0.95)	$—
Discontinued operations	0.10	(0.05)	0.25	(0.08)
Cumulative effect of change in accounting principle, net of tax	—	—	—	—
	$(0.85)	$(0.07)	$(0.70)	$(0.08)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	470,608	468,758	470,338	468,403
Diluted	470,608	468,758	470,338	469,635

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Net loss	$(328)	$(37)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	164	160
Provision for doubtful accounts	249	294
Deferred income tax benefit	(85)	(38)
Stock-based compensation charges	22	26
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	56	5
Costs of litigation and investigations	744	19
Loss from early extinguishment of debt	—	15
Pre-tax (income) loss from discontinued operations	(122)	44
Cumulative effect of change in accounting principle	(2)	—
Other items	10	2
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from sales of facilities:
Accounts receivable	(216)	(264)
Inventories and other current assets	(39)	(3)
Income taxes	(163)	541
Accounts payable, accrued expenses and other current liabilities	(238)	(125)
Other long-term liabilities	20	15
Payments against reserves for restructuring charges and litigation costs and settlements	(664)	(42)
Net cash provided by (used in) operating activities from discontinued operations, excluding income taxes	(49)	88
Net cash provided by (used in) operating activities	(641)	700
Cash flows from investing activities:
Purchases of property and equipment:
Continuing operations	(213)	(209)
Discontinued operations	(30)	(15)
Proceeds from sales of facilities, investments and other assets	30	117
Purchases of marketable securities	(6)	(2)
Insurance recoveries for property damage	36	8
Other items	17	(9)
Net cash used in investing activities	(166)	(110)
Cash flows from financing activities:
Sale of new senior notes	—	773
Repurchases of senior notes	—	(413)
Payments of borrowings	(1)	(22)
Proceeds from exercise of stock options	—	9
Other items	3	3
Net cash provided by financing activities	2	350
Net increase (decrease) in cash and cash equivalents	(805)	940
Cash and cash equivalents at beginning of period	1,373	654
Cash and cash equivalents at end of period	$568	$1,594
Supplemental disclosures:
Interest paid, net of capitalized interest	$(189)	$(161)
Income tax refunds received (payments made), net	$(3)	$535

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

Description of Business

Tenet Healthcare Corporation (together with our subsidiaries, referred to as “Tenet,” the “Company,” “we” or “us”) is an investor-owned health care services company whose subsidiaries and affiliates (collectively, “subsidiaries”) operate general hospitals and related health care facilities, and hold investments in other companies (including health care companies). At June 30, 2006, our subsidiaries operated 70 general hospitals, including 13 hospitals not yet divested classified as discontinued operations, and two critical access hospitals with a total of 17,991 licensed beds, serving urban and rural communities in 12 states. We also owned or operated: various related health care facilities, including two rehabilitation hospitals, a long-term acute care hospital, a skilled nursing facility and a number of medical office buildings—all of which are located on, or nearby, one of our general hospital campuses; physician practices; captive insurance companies; and other ancillary health care businesses (including outpatient surgery centers, diagnostic imaging centers, and occupational and rural health care clinics).

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

Certain balances in the accompanying Condensed Consolidated Financial Statements have been reclassified to conform to current year presentation or to give retrospective presentation to the discontinued operations described in Note 3.  Unless otherwise indicated, all financial and statistical information for all periods included herein relates to our continuing operations, with dollar amounts expressed in millions (except per-share amounts).

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

Operating results for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year 2006. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly trends in patient accounts receivable collectibility and associated provisions for doubtful accounts; the timing and magnitude of price changes; fluctuations in contractual allowances, including the impact of the discounting components of our Compact with Uninsured Patients (“Compact”) and cost report settlements and valuation allowances; managed care contract negotiations or terminations and payer consolidations; changes in Medicare regulations; Medicaid funding levels set by the states in which we operate; levels of malpractice expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and valuation allowances; the timing and amounts of stock option and restricted stock unit grants to employees, directors and others; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: the business environment of local communities; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; local health care competitors; managed care contract negotiations or terminations; unfavorable publicity, which impacts relationships with physicians and patients; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

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

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” (“FIN 47”) effective December 31, 2005 and recorded a liability of $19 million, of which $16 million was recorded as a cumulative effect of a change in accounting principle, net of tax benefit and related valuation allowance. Substantially all of the impact of adopting FIN 47 relates to estimated costs to remove asbestos that is contained within our facilities. If we had adopted FIN 47 effective January 1, 2005, it would have increased net loss for the three and six months ended June 30, 2005 by less than $0.5 million and $1 million, respectively. The impact of adopting FIN 47 on the three and six months ended June 30, 2006 was approximately $0.5 million and $1 million, respectively.

Change in Estimate

Based on updated historical cost report settlement trends and refinements to estimate such trends, the three and six months ended June 30, 2006 operating revenues include a favorable adjustment of $2 million and $16 million pre-tax, $2 million and $16 million net of tax and related valuation allowance ($0.00 per share and $0.03 per share), respectively, as a result of a change in estimate of the valuation allowances necessary for prior-year cost report periods not yet audited and settled by our fiscal intermediary. For further information on the estimation of valuation allowances for prior-year cost report periods, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Revenue Recognition” in our Annual Report.

NOTE 2.  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

During the three and six months ended June 30, 2006, we recorded $235 million and $439 million, respectively, of discounts as contractual allowances on self-pay accounts under our Compact compared to $123 million and $256 million during the three and six months ended June 30, 2005, respectively. Prior to implementation of the Compact, a significant portion of these discounts would have been recorded as provision for doubtful accounts if the accounts were not collected. The discounts for uninsured patients were in effect at all 57 of our hospitals as of June 30, 2006, but at only 45 of our hospitals by June 30, 2005.

We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per diem amount for services received, subject to a cap.  Except for the per diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. For the three and six months ended June 30, 2006, $138 million and $301 million, respectively, in charity care gross charges were excluded from net operating revenues and provision for doubtful accounts compared to $140 million and $281 million for the three and six months ended June 30, 2005, respectively.

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

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts assigned to collection agencies (both in-house and external) are written off and excluded from patient accounts receivable and allowance for doubtful accounts; however, an estimate of future recoveries from all accounts in collection is determined based on historical experience and recorded on our hospitals’ books as a component of accounts receivable in the Condensed Consolidated Balance Sheets.

The principal components of accounts receivable are shown in the table below:

	June 30,	December 31,
	2006	2005
Continuing Operations:
Patient accounts receivable	$1,730	$1,860
Allowance for doubtful accounts	(452)	(487)
Estimated future recovery of accounts assigned to collection agencies	47	62
Net cost report settlements payable and valuation allowances	(26)	(104)
	1,299	1,331
Discontinued Operations—Accounts receivable, net of allowance for doubtful accounts ($67 million at June 30, 2006 and $107 million at December 31, 2005) and net cost report settlements payable and valuation allowances ($2 million at June 30, 2006 and $15 million at December 31, 2005)	185	194
Accounts receivable, net	$1,484	$1,525

NOTE 3.  DISCONTINUED OPERATIONS

On June 29, 2006, we announced our strategic plan to divest 10 hospitals in addition to Gulf Coast Medical Center, which we sold in June 2006, and Alvarado Hospital Medical Center, which we agreed to sell or close as part of our settlement with the U.S. Attorney in San Diego, as discussed in Note 10. The 10 hospitals to be divested include four in Louisiana and three each in Pennsylvania and Florida. We have classified the results of operations of all 12 hospitals as discontinued operations for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

In January 2004, we announced a major restructuring of our operations involving the proposed divestiture of 27 general hospitals (19 in California and eight others in Louisiana, Massachusetts, Missouri and Texas). As of June 30, 2006, we had completed the divestiture of 25 of the 27 facilities. Discussions and negotiations with potential buyers for the remaining two hospitals slated for divestiture were ongoing as of June 30, 2006. We have classified the results of operations of these hospitals and certain other prior period divestitures (see Note 5 to the Consolidated Financial Statements in our Annual Report) as discontinued operations for all periods presented in the accompanying Condensed Consolidated Statements of Operations in accordance with SFAS 144.

At June 30, 2006 and December 31, 2005, we classified $303 million and $6 million, respectively, of assets of the 13 and two hospitals then-currently held for sale and certain hospitals previously sold as “assets held for sale” in the accompanying Condensed Consolidated Balance Sheets. These assets consist primarily of property and equipment and were recorded at the lower of the asset’s carrying amount or its fair value less costs to sell. The fair value estimates were derived from independent appraisals, established market values of comparable assets, or internal estimates of future net cash flows. These fair value estimates can change by material amounts in subsequent periods.  Many factors and assumptions can impact the estimates, including the future financial results of these hospitals and how they are operated by us until they are divested, changes in health care industry trends and regulations until the hospitals are divested, and whether we ultimately divest the hospital assets to buyers who will continue to operate the assets as general hospitals or utilize the assets for other purposes. Because we do not intend to sell the accounts receivable of the asset group (except in the case of one hospital), these receivables, less the related allowance for doubtful accounts and net cost report settlements payable and valuation allowances, are included in our consolidated net accounts receivable in the accompanying Condensed Consolidated Balance Sheets. At June 30, 2006 and December 31, 2005, the accounts receivable, net of allowance for doubtful accounts and cost report settlements payable and valuation allowances, for the 13 hospitals currently held for sale and certain hospitals previously sold was $185 million and $194 million, respectively.

We recorded $76 million of impairment and restructuring charges in discontinued operations during the six months ended June 30, 2006 consisting primarily of $126 million for the write-down of long-lived assets to their estimated fair values, less estimated costs to sell, $12 million in goodwill impairment, $2 million for employee severance and retention costs, and

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$1 million in lease termination and other costs, offset by $65 million in insurance recoveries related to Hurricane Katrina property claims. The total impairment charges include $123 million of charges related to our announced disposition of 10 hospitals in June 2006.

In addition to the $65 million in insurance recoveries recorded as a reduction to the impairment charges in discontinued operations, we also recorded $193 million of insurance recoveries in the three months ended June 30, 2006 related to the disruption of our discontinued operations by Hurricane Katrina. The $193 million is included in hurricane insurance recoveries, net of costs, in the accompanying Condensed Consolidated Statements of Operations.  See Note 9 for additional information.

We recorded $8 million of impairment and restructuring charges in discontinued operations during the six months ended June 30, 2005 consisting primarily of $2 million for the write-down of long-lived assets, $9 million in employee severance and retention costs, and a $3 million reduction in reserves recorded in prior periods.

In December 2004, we agreed to pay $395 million to settle substantially all of the patient litigation against us and our subsidiaries arising out of allegations that medically unnecessary cardiac procedures were performed at Redding Medical Center, and we recorded a charge for that amount in discontinued operations. We sought recovery under our excess professional and general liability insurance policies for up to the $275 million aggregate limit of our insurance policies that covered such claims. Our three insurance carriers raised coverage defenses and refused to pay under these policies. In January 2005, we filed for arbitration against each of the three carriers to resolve the dispute. However, we recently reached a settlement with one of the excess carriers in the amount of $45 million, which we recorded as an insurance recovery in the quarter ended March 31, 2006 and collected in July 2006. This insurance recovery reduces the total remaining excess limits available under our excess policies to $230 million (including up to a maximum of $200 million for the Redding claims) for all occurrences prior to June 1, 2003.  We continue to pursue recovery from the other two carriers under these excess policies up to a maximum of $200 million for the Redding claims. We currently maintain other excess liability insurance policies having a maximum aggregate coverage limit of $275 million for occurrences from June 1, 2003 through May 31, 2007.

In addition to the $45 million insurance recovery related to Redding Medical Center, we recorded a $21 million charge during the quarter ended June 30, 2006 related to the civil settlement for Alvarado Hospital Medical Center.  This charge is reflected in litigation settlements, net of insurance recoveries, in discontinued operations in the accompanying Condensed Consolidated Statements of Operations.

Net operating revenues and income (loss) before taxes reported in discontinued operations for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net operating revenues	$251	$348	$521	$806
Income (loss) before taxes	50	(30)	122	(44)

As we move forward with our previously announced divestiture plans, we may incur additional asset impairment and restructuring charges in future periods.

NOTE 4.  IMPAIRMENT AND RESTRUCTURING CHARGES

During the six months ended June 30, 2006, we recorded net impairment and restructuring charges of $56 million. Prior to our decision to divest five of our six hospitals in Louisiana, we recorded a $35 million goodwill impairment related to the formation of our NOLA Regional Health Network, which consisted of those six hospitals that were previously a part of our Texas-Gulf Coast Region, primarily due to the adverse current and anticipated future financial trends of those six hospitals. In addition, we had a $28 million write-down of long-lived assets to their estimated fair values, primarily due to the adverse current and anticipated future financial trends at one of our hospitals, in accordance with SFAS 144, offset by $3 million of insurance recoveries for property damage caused by Hurricane Katrina. The fair value estimates were derived from independent appraisals, established market values of comparable assets, or internal estimates of future net cash flows. These fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the future financial results of these hospitals, how the hospitals are operated by us in the future, changes in health care industry trends and regulations, and the nature of the ultimate disposition of the assets. In addition, approximately $1 million in employee severance and related costs and $2 million in lease termination costs were

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

recorded as restructuring charges during the six months ended June 30, 2006, offset by a $7 million reduction in restructuring reserves recorded in prior periods.  During the six months ended June 30, 2005, we recorded impairment and restructuring charges of $5 million consisting of $8 million in employee severance, benefits and relocation costs, $2 million of lease termination costs, $3 million of asset impairment charges and $4 million in non-cash stock option modification costs related to terminated employees, offset by a $12 million reduction primarily in restructuring reserves recorded in prior periods.

In the second quarter of 2006, we announced several changes to our operating structure. Previously, our four operating regions were: (1) California, which included all of our hospitals in California, as well as our hospital in Nebraska; (2) Central Northeast-Southern States, which included all of our hospitals in Georgia, Missouri, North Carolina, Pennsylvania, South Carolina and Tennessee; (3) Florida-Alabama, which included all of our hospitals in Florida, as well as our hospital in Alabama; and (4) Texas-Gulf Coast, which included all of our hospitals in Louisiana and Texas, as well as Gulf Coast Medical Center in Mississippi. As of June 30, 2006, our operations are now structured as follows:

•                  Our California region continues to include all of our hospitals in California and Nebraska;

•                  Our new Central-Northeast region includes all of our hospitals in Missouri, Pennsylvania and Tennessee;

•                  Our new Southern States region includes all of our hospitals in Alabama, Georgia, Louisiana, North Carolina and South Carolina;

•                  Our new Texas region includes all of our hospitals in Texas; and

•                  Our Florida hospitals are split into two separately managed networks:

•                  Miami-Dade/Broward Network, which includes our five hospitals in Miami-Dade and Broward counties; and

•                  Palm Beach Health Network, which includes our six hospitals in Palm Beach County.

All of our regions and the networks described above report directly to our chief operating officer. Because of the restructuring of our regions, our goodwill reporting units (as defined in SFAS No. 142, “Goodwill and Other Intangible Assets”) changed in the second quarter of 2006, requiring us to perform a goodwill impairment evaluation. Based on this evaluation, we recorded a goodwill impairment charge of approximately $35 million during the quarter ended June 30, 2006 related to the formation of our NOLA Regional Health Network, which was subsequently restructured. The other changes to our reporting units did not result in goodwill impairment charges. However, based on future financial trends and the possible impact of negative trends on our future outlook, further impairments of long-lived assets and goodwill may occur, and we will incur additional restructuring charges. Future restructuring of our operating structure that changes our goodwill reporting units could result in further impairments of our goodwill.

The table below is a reconciliation of beginning and ending liability balances in connection with restructuring charges recorded during the six months ended June 30, 2006 in continuing and discontinued operations:

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Balances at End of Period
Six months ended June 30, 2006
Continuing operations:
Severance costs in connection with hospital cost-control programs and general overhead-reduction plans	$43	$(4)	$(13)	$26
Discontinued operations:
Lease cancellations and estimated costs associated with the sale or closure of hospitals and other facilities	22	3	(11)	14
	$65	$(1)	$(24)	$40

The above liability balances are included in other current liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Cash payments to be applied against these accruals at June 30, 2006 are expected to be approximately $9 million in the remainder of 2006 and $31 million thereafter.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  LONG-TERM DEBT, LEASE OBLIGATIONS AND GUARANTEES

The table below shows our long-term debt as of June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
Senior notes:
6 3/8%, due 2011	$1,000	$1,000
6 1/2%, due 2012	600	600
7 3/8%, due 2013	1,000	1,000
9 7/8%, due 2014	1,000	1,000
9 1/4%, due 2015	800	800
6 7/8%, due 2031	450	450
Notes payable and capital lease obligations, secured by property and equipment, payable in installments to 2013 (1)	57	58
Unamortized note discounts	(101)	(105)
Total long-term debt	4,806	4,803
Less current portion	19	19
Long-term debt, net of current portion	$4,787	$4,784

(1)               Includes $11 million at June 30, 2006 and $12 million at December 31, 2005 related to general hospitals held for sale (see Note 3).

Senior Notes

On July 11, 2006, we filed an amended Form S-4 registration statement with the SEC to register $800 million principal amount of 9 1/4% Senior Notes due 2015 to be issued and offered in exchange for the $800 million principal amount of unregistered 9 1/4% Senior Notes due 2015 sold in January 2005.  The registration statement was declared effective on July 12, 2006, which ended the accrual period for additional interest on the unregistered senior notes. The additional interest of approximately $1.4 million was paid in full with the regular semi-annual interest payment on August 1, 2006.  The terms of the registered senior notes are substantially similar to the terms of the unregistered senior notes. The covenants governing the new issue are identical to the covenants for our other senior notes.

Covenants

Our letter of credit facility or the indentures governing our senior notes contain covenants and conditions that have, among other requirements, limitations on (1) liens, (2) consolidations, merger or the sale of all or substantially all assets unless no event of default exists, (3) subsidiary debt and (4) prepayment of debt.

Physician Relocation Agreements and Other Minimum Revenue Guarantees

Consistent with our policy on physician relocation and recruitment, we provide income guarantee agreements to certain physicians who agree to relocate to our communities to fill a need in the hospital’s service area and commit to remain in practice there. Under such agreements, we are required to make payments to the physicians in excess of the amounts they earn in their practice up to the amount of the income guarantee. The income guarantee periods are typically 12 months. Such payments are recoverable from the physicians if they do not fulfill their commitment period to the community, which is typically three years. We also provide minimum revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals with terms generally ranging from one to three years. At June 30, 2006, the maximum potential amount of future payments under these guarantees was $60 million. In accordance with FASB Staff Position FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners,” at June 30, 2006, we had a liability of $23 million for the fair value of new or modified guarantees entered into during the six month period ended June 30, 2006, with an offsetting asset recorded in other current assets on our Condensed Consolidated Balance Sheet, which will be amortized over the commitment period.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  STOCK BENEFIT PLANS

At June 30, 2006, there were approximately 19.3 million shares of common stock available under our 2001 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock in the future.  Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant.

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payments” (“SFAS 123(R)”), using the modified prospective application transition method. Prior to 2006, we used the Black-Scholes option-pricing model to estimate the grant date fair value of stock option awards.  For grants subsequent to the adoption of SFAS 123(R), we estimate the fair value of awards on the date of grant using a binomial lattice model.  We believe that the binomial lattice model is a more appropriate model for valuing employee stock awards because it better reflects the impact of stock price changes on option exercise behavior. As a result of adopting SFAS 123(R) during the three months ended March 31, 2006, we recorded a $2 million credit as a cumulative effect of a change in accounting principle, net of income tax expense and related valuation allowance.  This adjustment related to the requirement under SFAS 123(R) to estimate the amount of stock-based awards expected to be forfeited rather than recognizing the effect of forfeitures only as they occur.

Prior to our adoption of SFAS 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows.  SFAS 123(R) requires excess tax benefits be reported as a financing cash inflow.  We have not recognized any excess tax benefits during 2006.  During the six months ended June 30, 2005, there were no excess tax benefits recognized.

Our income from continuing operations for the six months ended June 30, 2006 includes $22 million pre-tax of compensation costs related to our stock-based compensation arrangements ($14 million after-tax, excluding the impact of the deferred tax valuation allowance). Our income from continuing operations for the six months ended June 30, 2005 included $30 million pre-tax of compensation costs (including $4 million in non-cash stock option modification costs related to terminated employees classified as restructuring charges) related to our stock-based compensation arrangements ($18 million after-tax, excluding the impact of the deferred tax valuation allowance).

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2006:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life

Outstanding as of December 31, 2005	39,964,022	$20.92
Granted	2,914,409	7.92
Exercised	—	—
Forfeited/Expired	(3,288,376)	16.20
Outstanding as of June 30, 2006	39,590,055	$20.35	$—	5.2 years
Vested and expected to vest at June 30, 2006	39,173,510	$20.47	$—	5.7 years
Exercisable as of June 30, 2006	31,939,172	$22.84	$—	4.3 years

There were no options exercised during the six months ended June 30, 2006. The intrinsic value of options exercised during the six months ended June 30, 2005 totaled approximately $1 million.

As of June 30, 2006, there were $22 million of total unrecognized compensation costs related to stock options.  These costs are expected to be recognized over a weighted average period of two years.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average estimated fair value of options we granted in the six months ended June 30, 2006 was $3.15 per share and was calculated based on each grant date, using a binomial lattice model with the following assumptions:

	Top Four Employees	All Other Employees

Expected volatility	41%	41%
Expected dividend yield	0%	0%
Expected life	6.25 years	4 years
Expected forfeiture rate	0%	15%
Risk-free interest rate range	4.47% - 5.04%	4.47% - 5.04%
Early exercise threshold	50% gain	50% gain
Early exercise rate	50% per year	50% per year

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

The following table summarizes information about our outstanding stock options at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $10.639	7,926,476	8.9 years	$9.53	1,789,955	$10.34
$10.64 to $13.959	6,897,363	5.5 years	11.82	5,671,336	11.78
$13.96 to $17.589	7,040,525	4.6 years	17.23	6,752,190	17.32
$17.59 to $28.759	9,076,605	2.9 years	23.69	9,076,605	23.69
$28.76 and over	8,649,086	4.4 years	36.10	8,649,086	36.10
	39,590,055	5.2 years	$20.35	31,939,172	$22.84

The weighted average estimated fair value of options we granted in the six months ended June 30, 2005 was $3.92 per share and was calculated based on each grant date, using a Black-Scholes option-pricing model with the following assumptions:

All Employees
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

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

The following table summarizes restricted stock unit activity during the six months ended June 30, 2006:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit

Unvested as of December 31, 2005	4,916,677	$10.74
Granted	4,466,377	7.90
Vested	(835,884)	7.56
Forfeited	(356,017)	10.68
Unvested as of June 30, 2006	8,191,153	$9.52

As of June 30, 2006, there were $54 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of two years.

Restricted Stock

In January 2003, we issued 200,000 shares of restricted stock to Trevor Fetter.  The stock vests on the second, third and fourth anniversary dates of the grant provided that Mr. Fetter is still employed by us and continues to hold 100,000 shares of our common stock purchased by him as a condition of the issuance of the restricted stock.

The following table summarizes restricted stock activity during the six months ended June 30, 2006:

	Shares	Weighted Average Grant Date Fair Value Per Share

Unvested as of December 31, 2005	133,333	$18.64
Granted	—	—
Vested	(66,666)	18.64
Forfeited	—	—
Unvested as of June 30, 2006	66,667	$18.64

As of June 30, 2006, there were $0.7 million of total unrecognized compensation costs related to restricted stock. These costs are expected to be recognized through January 2007.

NOTE 7.  SHAREHOLDERS’ EQUITY

The following table shows the changes in consolidated shareholders’ equity during the six months ended June 30, 2006 (dollars in millions, shares in thousands):

	Shares Outstanding	Issued Par Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balances at December 31, 2005	469,710	$26	$4,320	$(39)	$(1,807)	$(1,479)	$1,021
Net loss	—	—	—	—	(328)	—	(328)
Other comprehensive loss	—	—	—	(1)	—	—	(1)
Issuance of common stock	944	—	1	—	—	—	1
Subsidiary stock option repurchase	—	—	(6)	—	—	—	(6)
Stock-based compensation expense	—	—	20	—	—	—	20
Balances at June 30, 2006	470,654	$26	$4,335	$(40)	$(2,135)	$(1,479)	$707

As a result of the repurchase by Broadlane, Inc., a company in which we currently hold a 49% interest, of some of its outstanding common stock and stock options, during the quarter ended June 30, 2006 we recorded a $6 million reduction

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of additional paid-in capital related to the stock option repurchase, and a $9 million asset classified as investments and other assets related to the common stock repurchase.

NOTE 8.  OTHER COMPREHENSIVE INCOME (LOSS)

The table below shows each component of other comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net loss	$(398)	$(33)	$(328)	$(37)
Other comprehensive income (loss):
Unrealized gains on securities held as available-for-sale	—	1	—	—
Reclassification adjustments for realized (gains) losses included in net loss	—	—	(1)	1
Income tax (expense) benefit related to items of other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss)	—	1	(1)	1
Comprehensive loss	$(398)	$(32)	$(329)	$(36)

NOTE 9.  PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

On July 6, 2006, we announced a settlement totaling $340 million had been reached with our property insurers regarding claims related to the physical damage and business interruption we sustained as a result of Hurricane Katrina. Subsequent to the quarter, on July 5, 2006, we received $240 million, which is reflected in receivable for insurance recoveries in our Condensed Consolidated Balance Sheet at June 30, 2006, in addition to the $100 million previously recorded, in full resolution of our claims. Of the $100 million recorded earlier, $64 million was recorded in the quarter ended December 31, 2005 and $36 million was recorded in the quarter ended March 31, 2006, both as an offset to property damage recorded in impairment of long-lived assets, now in discontinued operations.  The $240 million of additional insurance recoveries was recorded in the quarter ended June 30, 2006 as an offset to impairment of long-lived assets in continuing operations in the amount of $3 million, and in discontinued operations in the amount of $28 million, representing recovery of property damage. The remaining $209 million was recorded as an offset to hurricane costs in the amount of $16 million in continuing operations and $193 million in discontinued operations, representing business interruption and other cost recoveries.

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

Under the policies in effect for the period April 1, 2006 through March 31, 2007, we currently have coverage totaling $600 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million each for windstorms, floods and earthquakes.  The new program also has an increased deductible for wind-related claims of 5% of insured values. If our limits are exhausted during the policy period, we may be able to reinstate, in certain situations, windstorm coverage for additional premiums with certain of our carriers.  With respect to fires and other perils, excluding windstorms, floods and earthquakes, the total $600 million limit of coverage per occurrence applies. Deductibles are 5% of insured values for windstorms, California earthquakes and floods, 2% of insured values for New Madrid fault earthquakes, and $1 million for fires and other perils.

Professional and General Liability Insurance

At June 30, 2006, the current and long-term professional and general liability reserves on our Condensed Consolidated Balance Sheet were approximately $729 million. These reserves include the reserves recorded by our captive

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

insurance subsidiaries and self-insured retention reserves based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity composite rate of 4.5% and 4.0% at June 30, 2006 and 2005, respectively.

For the policy period June 1, 2006 through May 31, 2007, our hospitals’ generally have a self-insurance retention per occurrence of $2 million for losses incurred during this policy period. Our captive insurance company, The Healthcare Insurance Corporation, has a self-insured retention of $13 million per occurrence. The next $10 million of claims in excess of $15 million are 100% reinsured by The Healthcare Insurance Corporation with independent reinsurance companies. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies from major independent insurance companies, on a claims-made basis, subject to an aggregate limit of $275 million.

Included in other operating expenses in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $49 million and $58 million for the three months ended June 30, 2006 and 2005, respectively, and $92 million and $102 million for the six months ended June 30, 2006 and 2005, respectively.

NOTE 10.  CLAIMS AND LAWSUITS

During the past several years, we have been subject to a significant number of claims and lawsuits. Also during the past several years, we became the subject of federal and state agencies’ civil and criminal investigations and enforcement efforts, and received subpoenas and other requests from those agencies for information relating to a variety of subjects. Some of these matters were resolved in 2005 and 2004, and many of them have recently been resolved, as described below and in our Annual Report. Our recent settlements include the following:

1.                                       Global Civil Settlement with the United States of America—On June 28, 2006, we, on behalf of our predecessors and current and former affiliates, divisions, and direct and indirect subsidiaries, along with several specified subsidiaries and 165 hospitals, entered into a Civil Settlement Agreement with the United States of America. The settlement concludes several previously disclosed governmental investigations, including: (a) an inquiry by the U.S. Attorney’s Office for the Central District of California into our receipt of certain Medicare outlier payments prior to 2003; (b) investigations by U.S. Attorneys in Los Angeles and San Francisco, California, El Paso, Texas, New Orleans, Louisiana, St. Louis, Missouri and Memphis, Tennessee into physician financial relationships; (c) an inquiry by the U.S. Attorney’s Office in New Orleans into services provided by Peoples Health Network, an unconsolidated New Orleans health plan management services provider in which one of our subsidiaries holds a 50% membership interest; and (d) an investigation by the U.S. Attorney’s Office for the Central District of California into coding, billing and cost reporting relating to the Comprehensive Cancer Center at our Desert Regional Medical Center in Palm Springs, California. The settlement also brings to a close civil litigation regarding Medicare coding that the U.S. Department of Justice (“DOJ”) first filed against the Company in January 2003 and various sealed qui tam, or whistleblower, actions brought by private citizens on behalf of the government concerning allegedly excessive or inappropriate claims to government health care programs, including Medicare. Although we specifically deny the allegations outlined by the government in the Civil Settlement Agreement, we agreed to reach a full and final settlement as described in the agreement to avoid the delay, uncertainty, inconvenience and expense of protracted litigation.

Under the Civil Settlement Agreement, we agreed to pay to the United States: (a) $450 million, plus interest accruing at a simple rate of 4.125% from November 1, 2005, within 10 days after the effective date of the settlement agreement; and (b) $275 million, plus interest accruing at a simple rate of 4.125% from November 1, 2005, in quarterly installments from November 1, 2007 through August 1, 2010. We recorded a charge of $711 million for the settlement in the three months ended June 30, 2006, reflecting the payments described above ($725 million), plus interest ($20 million), that were in excess of an accrual of $34 million recorded in a prior period. In addition, we agreed to waive, and not assert any claim for, certain Medicare disproportionate share and outlier payments to which we may be entitled from government health care programs, which payments are valued by the government at $175 million. We had not recorded these payments pending resolution of various issues and the uncertainty that the payments would ever be received.

We further agreed to continue to cooperate with the government in connection with any investigation the government may pursue into the actions of individuals, including former executive officers and employees of the Company, relating to the matters described in the Civil Settlement Agreement. The government has agreed that if it pursues

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

claims that result in judgments against or settlements with any individuals in connection with matters covered by the settlement agreement, and a court determines that the individuals are entitled by law to indemnification from the Company or its subsidiaries for all or any portion of those judgment or settlement amounts, then the government will seek to recover from the individuals only those amounts that, in the aggregate, total no more than $75 million.

2.                                       Settlement of Criminal Case Concerning Physician Relationships—On May 17, 2006, we announced that we had reached a civil settlement with the U.S. Attorney for the Southern District of California to resolve the criminal case against Alvarado Hospital Medical Center, Inc. and Tenet HealthSystem Hospitals, Inc. (both Tenet subsidiaries). In two separate trials, both of which ended in mistrials, the government alleged that the defendants made illegal use of physician relocation, recruitment and consulting agreements. As part of the civil settlement, we denied the government’s allegations. We agreed to the civil settlement, which included a payment of $21 million to resolve potential civil claims by the government, to avert a third criminal trial, as well as potential civil liabilities that could have resulted. We recorded the payment as a charge in discontinued operations in the three months ended June 30, 2006. In order to conclude the settlement, we agreed to the demand of the Office of Inspector General of the U.S. Department of Health and Human Services to sell or close Alvarado Hospital Medical Center by February 5, 2007 or have the hospital face exclusion from federal health care programs.

3.                                       Settlement of Securities Class Action Lawsuit and State Shareholder Derivative Litigation—On January 12, 2006, we announced that we had reached agreements in principle to settle the federal securities class action lawsuit and shareholder derivative litigation entitled In Re Tenet Healthcare Corporation Securities Litigation and In Re Tenet Healthcare Corporation Derivative Litigation, which were pending in U.S. District Court in Los Angeles and California Superior Court in Santa Barbara, respectively. The Company agreed to settled the securities class action for $215 million in cash and, in March 2006, we paid $140 million (which we recorded as a charge in the three months ended December 31, 2005) toward that amount; our insurance for directors and officers contributed the remaining $75 million. All funds will be disbursed to certain purchasers of Tenet securities according to a distribution plan approved by the federal court. On May 26, 2006, we received final court approval of the settlement. Also in March 2006, we paid a $5 million award of attorneys’ fees in connection with the settlement of the shareholder derivative litigation, which we recorded as a charge during the three months ended March 31, 2006. The shareholder derivative settlement received final court approval on May 4, 2006; however, a notice of appeal of the settlement was filed on July 6, 2006.

4.                                       Settlement of Pricing Litigation— On March 10, 2005, we announced the settlement of a pricing case in California that is nationwide in effect and, on August 8, 2005, we received final court approval of the settlement. Plaintiffs had alleged, on behalf of themselves and a purported class consisting of certain uninsured, self-insured and Medicare patients, that they had paid excessive or unfair prices for prescription drugs or medical products or procedures at hospitals or other medical facilities owned by us or our subsidiaries. The settlement has two primary components: (a) injunctive relief governing our conduct prospectively for a period of four years; and (b) retrospective relief, including restitution and discounting of outstanding unpaid bills, for covered patients who were treated at our hospitals during the settlement class period (June 15, 1999 to December 31, 2004). We have also agreed to make a $4 million charitable contribution to a health-care-related charity specified by plaintiffs’ counsel. As part of the settlement, we have made no admission of wrongdoing, and we continue to deny the allegations made by plaintiffs in these actions. A notice of appeal of the judgment approving the settlement was filed in the California Court of Appeal by objectors to the settlement. However, the objectors subsequently agreed to withdraw their notice of appeal, and the appeal was dismissed in late June 2006. The nationwide settlement is now effective. In addition to the California coordinated cases, similar class actions were filed in Tennessee, Louisiana, Florida, South Carolina, Pennsylvania, Texas, Missouri and Alabama. Some of these actions were dismissed following final approval of the nationwide settlement in the California action. Subsequently, we reached an agreement in principle with the plaintiffs in the South Carolina actions, who had appealed the nationwide settlement, to settle their cases. Now that the appeal has been dismissed and the nationwide settlement is effective, we expect the remaining actions to be dismissed to the extent that the claims in those cases fall within the scope of the release provided in the settlement. At June 30, 2006, we had an accrual of $23 million as an estimated liability to address the resolution of the pricing litigation.

Currently pending legal proceedings and investigations that are not in the ordinary course of business are set forth below. Where specific amounts are sought in any pending legal proceeding, those amounts are disclosed. For all other matters, where the possible loss or range of loss is reasonably estimable, an estimate is provided. Where no estimate is provided, the possible amount of loss is not reasonably estimable at this time.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                       Texas Qui Tam Action—We are defending a qui tam action in Texas that alleges violations of the federal False Claims Act by our hospitals in El Paso arising out of: (a) alleged violations of the federal anti-kickback statute in connection with certain unspecified financial arrangements with physicians; and (b) the alleged manipulation of the hospitals’ charges in order to increase outlier payments.  The DOJ has filed a statement of interest joining our motion to dismiss this matter.

2.                                       Civil RICO Case—We have been named as a defendant in a civil case in federal district court in Miami filed as a purported class action by Boca Raton Community Hospital, principally alleging that Tenet’s past pricing policies and receipt of Medicare outlier payments violated the federal Racketeer Influenced and Corrupt Organizations (RICO) Act, causing harm to the plaintiffs.

3.                                       Brockovich Lawsuit—Plaintiff Erin Brockovich, purportedly on behalf of the United States of America, filed a civil complaint in Los Angeles Superior Court on June 2, 2006, alleging that we inappropriately received reimbursement from Medicare for treatment given to patients whose injuries were caused as a result of medical error or neglect. Plaintiff is seeking damages of twice the amount that defendants were allegedly obligated to pay or reimburse Medicare in connection with the treatment in question, plus interest, together with plaintiff’s costs and fees, including attorneys’ fees.

4.                                       Shareholder Derivative Actions and Securities Matter—A consolidated shareholder derivative action is pending in federal district court in California against certain current and former members of our board of directors and former members of senior management. The Company is also named as a nominal defendant. The shareholder plaintiffs allege various causes of action on behalf of Tenet and for our benefit, including breach of fiduciary duty, insider trading and other causes of action. We anticipate that this matter will be dismissed now that the state court in Santa Barbara has approved the settlement of the state derivative litigation, as described above.

In addition, on May 26, 2006, a purported Tenet shareholder filed a derivative action against certain law firms and individual attorneys who represented shareholders in the now-settled California state derivative litigation, current and former directors and executive officers of Tenet, and the law firm and individual attorneys who represented Tenet in the state derivative litigation and currently represent the Company in the above-described federal derivative litigation. The complaint alleged that defendants breached their fiduciary duty to Tenet in connection with the settlement of the state derivative action. Plaintiff sought unspecified damages, punitive damages, costs and attorneys’ fees. On August 4, 2006, the matter was dismissed without prejudice pursuant to the stipulation of the parties. In that stipulation, plaintiff indicated that he will immediately file a compliant containing virtually identical claims against largely the same defendants in California state court.

On June 6, 2006, four purported Tenet shareholders who opted out of the settlement of the federal securities class action lawsuit described above filed a civil complaint in federal court in California against the Company, certain former officers of the Company and KPMG LLP (“KPMG”), the Company’s independent registered public accounting firm. Plaintiffs allege that the Company, KMPG and certain former executives are liable for securities fraud under Section 10(b) of and Rule 10b-5 under the Securities Exchange Act of 1934, and that each of the former executive defendants are liable for control person liability pursuant to Section 20(a) of the Exchange Act. Plaintiffs seek an undisclosed amount of compensatory damages and reasonable attorneys’ fees and expenses.

5.                                       SEC Investigation—The SEC is conducting a formal investigation of whether the disclosures in our financial reports relating to Medicare outlier reimbursements and stop-loss payments under managed care contracts were misleading or otherwise inadequate, and whether there was any improper trading in our securities by certain of our current and former directors and officers. The SEC served a series of document requests and subpoenas for testimony on the Company, certain of our current and former employees, officers and directors, and our independent registered public accounting firm. On April 27, 2005, we announced that we had received a “Wells Notice” from the staff of the SEC in connection with this investigation, and that we had been informed that Wells Notices had also been issued to certain former senior executives of the Company who left their positions in 2003 and 2002. A Wells Notice indicates that the SEC’s staff intends to recommend that the agency bring a civil enforcement action against the recipients for possible violations of federal securities laws. Recipients of Wells Notices have the opportunity to respond before the SEC’s staff makes its formal recommendation on whether any action should be brought. We submitted a response on May 13, 2005.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

6.                                       Wage and Hour Actions—We are the defendant in a proposed class action lawsuit alleging that our hospitals violated certain provisions of the California Labor Code and applicable California Industrial Welfare Commission Wage Orders with respect to (a) meal breaks, (b) rest periods, (c) the payment of compensation for meal breaks and rest periods not taken, (d) the payment of compensation and appropriate premiums for overtime (including the California Differential payments described below), (e) “rounding off” practices for time entries on timekeeping records and (f) the information shown on pay stubs. Plaintiffs are seeking back pay, statutory penalties and attorneys’ fees, and seek to certify this action on behalf of virtually all nonexempt employees of our California subsidiaries. Two other proposed class actions pending in Southern California involve allegations regarding unpaid overtime. The lawsuits allege that our pay practices since 2000 for California-based 12-hour shift employees violate California overtime laws by virtue of the alleged failure to include certain payments known as Flexible (or California) Differential payments in the regular rate of pay that is used to calculate overtime pay. Plaintiffs in both cases are seeking back pay, statutory penalties and attorneys’ fees. We have recorded an accrual of $24 million ($18 million in the three months ended June 30, 2006 and $6 million in prior periods) as an estimated liability for the wage and hour actions and other unrelated employment matters.

7.                                       IRS Dispute—In May 2003, the Internal Revenue Service (“IRS”) completed an examination of our federal income tax returns for fiscal years ended May 31, 1995, 1996 and 1997 and issued a Revenue Agent’s Report. During 2005, we resolved several disputed issues with the IRS and paid approximately $8 million, which was comprised of $23 million of tax plus accrued interest of approximately $15 million less prior payments of $30 million. Among these issues was a disputed adjustment with respect to the timing of the recognition of income for tax purposes pertaining to Medicare and Medicaid net revenues, which we resolved by agreeing to spread the impact of the disputed adjustment over fiscal years ended May 31, 1995 through May 31, 2002.

After the settlement, the IRS issued a statutory notice of tax deficiency for $67 million in the fourth quarter of 2005 related to the remaining disputed items for fiscal years May 31, 1995, 1996 and 1997. In March 2006, we filed a petition to contest the tax deficiency notice through formal litigation in Tax Court. Interest expense (approximately $75 million through June 30, 2006, before any federal or state tax benefit) will continue to accrue until the case is resolved. The principal issues that remain in dispute include the deductibility of a portion of the civil settlement we paid to the federal government in 1994 related to our discontinued psychiatric hospital business and the computation of depreciation expense with respect to certain capital expenditures incurred during the foregoing fiscal years. We presently cannot determine the ultimate resolution of the remaining disputed items. We believe we have adequately provided for all probable tax matters, including interest, related to those disputed items.

The IRS has commenced an examination of our tax returns for fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002. We presently cannot determine the ultimate resolution of this examination. We believe we have adequately provided for all probable tax matters, including interest, related to all periods ended after May 31, 1997.

8.                                       Investigation by Louisiana Attorney General’s Office—In connection with an investigation into patient deaths that occurred at various hospitals and nursing homes following Hurricane Katrina, the Louisiana Attorney General’s Office conducted a review of events that occurred during the hurricane at two Tenet hospitals in New Orleans. The

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

hospitals, Memorial Medical Center and Lindy Boggs Medical Center, have both been closed since September 2, 2005 because of damage from the hurricane. On October 1, 2005, representatives of the Louisiana Attorney General’s Office conducted a search of Memorial’s campus pursuant to a search warrant issued by an Orleans Parish state judge on September 30, 2005. Certain records and other materials were removed, including materials from an independently owned long-term acute care facility on Memorial’s campus, which is managed and operated under separate license by LifeCare Holdings Inc., which is not affiliated with us. The Attorney General’s Office also issued subpoenas to Tenet and Memorial requesting documents pertaining to the matters under investigation and events occurring at the hospital during and after the hurricane. In addition, the Attorney General subpoenaed certain individuals he wanted to question on these matters, including a number of Tenet employees. Subsequently, we learned in mid-July 2006 that the Louisiana Attorney General had referred the findings of his ten-month investigation to the New Orleans District Attorney. The Attorney General’s Office also announced that it had issued arrest warrants for two nurses who were employees of Memorial and one doctor on the medical staff there, alleging that they may have administered pain medication that hastened the deaths of four patients of LifeCare’s facility in the aftermath of the hurricane. These individuals have not yet been charged.

In addition to the matters described above, our hospitals are subject to claims and lawsuits in the ordinary course of business. The largest category of these relates to medical malpractice. Two recently filed medical malpractice cases involve former patients of Memorial Medical Center and Lindy Boggs Medical Center in New Orleans.  In each case, family members allege, on behalf of themselves and a purported class of other patients and their family members, damages as a result of injuries sustained during Hurricane Katrina.

Also, we and our subsidiaries are from time to time engaged in disputes with managed care payers. For the most part, we believe the issues raised in these contract interpretation and rate disputes are commonly encountered by other providers in the health care industry.

Further, our hospitals are routinely subject to sales and use tax audits and personal property tax audits by the state and local government jurisdictions in which they do business. The results of the audits are frequently disputed, and such disputes are ordinarily resolved by administrative appeals or litigation.

We cannot predict the likelihood of future claims or inquiries; however, we expect that new matters may be initiated against us from time to time. The results of claims, lawsuits and investigations also cannot be predicted, and it is possible that the ultimate resolution of these matters, individually or in the aggregate, may have a material adverse effect on our business (both in the near and long term), financial position, results of operations or cash flows. Although we defend ourselves vigorously against claims and lawsuits and cooperate with investigations, these matters (1) could require us to pay substantial damages or amounts in judgments or settlements, which individually or in the aggregate could exceed amounts, if any, that may be recovered under our insurance policies where coverage applies and is available, (2) cause us to incur substantial expenses, (3) require significant time and attention from our management, and (4) could cause us to close or sell hospitals or otherwise modify the way we conduct business.

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

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the six months ended June 30, 2006 and 2005:

		Additions Charged To:
	Balances at Beginning of Period	Costs of Litigation and Investigations	Other Accounts (1)	Cash Payments	Other (2)	Balances at End of Period
Six months ended June 30, 2006
Continuing operations	$308	$744	$—	$(649)	$(75)	$328
Discontinued operations	5	(24)	—	(21)	45	5
	$313	$720	$—	$(670)	$(30)	$333
Six Months Ended June 30, 2005
Continuing operations	$40	$19	$—	$(19)	$83	$123
Discontinued operations	—	—	5	—	—	5
	$40	$19	$5	$(19)	$83	$128

(1)          The discontinued operations charge was recorded as an adjustment to net operating revenues within income (loss) from operations of asset group.

(2)          Other items include the funding of $75 million from our insurance carriers for the settlement of the securities class action, which is included in receivable for insurance recoveries in the Condensed Consolidated Balance Sheet as of December 31, 2005, and $45 million in insurance recoveries related to the Redding Medical Center settlement in December 2004, which is included in receivable for insurance recoveries in the Condensed Consolidated Balance Sheet as of June 30, 2006.

For the six months ended June 30, 2006 and 2005, we recorded net costs of $720 million and $24 million, respectively, in connection with significant legal proceedings and investigations, including $(24) million and $5 million in the six months ended June 30, 2006 and 2005, respectively, that were reflected in discontinued operations. The 2006 payments consisted primarily of the June 30, 2006 global civil settlement payment ($470 million, including $20 million in interest), the settlement of the Alvarado case ($21 million), the settlement of the securities class action ($140 million), attorneys’ fees associated with the state shareholder derivative settlement ($5 million), our February 2006 settlement with the Florida Attorney General ($7 million), and legal and other costs to defend ourselves in other ongoing lawsuits and investigations.

NOTE 11.  INCOME TAXES

Income taxes in the six months ended June 30, 2006 included the following: (1) a $247 million income tax benefit ($171 million recorded as a current income tax receivable and $76 million as a non-current deferred tax asset) to record the tax effects of the Civil Settlement Agreement with the United States of America; (2) income tax expense of $1 million in continuing operations to increase the valuation allowance for our deferred tax assets; (3) an income tax benefit of $7 million in continuing operations reflecting changes in tax contingency reserves; (4) an income tax benefit of $53 million in discontinued operations to decrease the valuation allowance; (5) an income tax benefit of $2 million in discontinued operations reflecting changes in tax contingency reserves; and (6) an income tax benefit of $1 million in cumulative effect of change in accounting principle to decrease the valuation allowance. A tax benefit has been recorded with respect to the amounts being paid pursuant to the Civil Settlement Agreement because such amounts represent a repayment of revenues previously reported in taxable income.  Under the Internal Revenue Code, we may recover taxes paid in previous years because the amounts paid pursuant to the Civil Settlement Agreement are attributable to amounts previously reported in taxable income and because we had an apparent unrestricted right to such revenues when recorded in prior periods.

Income taxes in the six months ended June 30, 2005 included the following: (1) an $8 million income tax benefit in continuing operations to reduce the valuation allowance for our deferred tax assets; (2) a $17 million income tax benefit in continuing operations reflecting changes in tax contingency reserves; (3) income tax expense of $16 million in discontinued operations to increase the valuation allowance; and (4) a $9 million benefit in discontinued operations reflecting changes in tax contingency reserves.

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

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

resolved by agreeing to spread the impact of the disputed adjustment over fiscal years ended May 31, 1995 through May 31, 2002.

After the settlement, the IRS issued a statutory notice of tax deficiency for $67 million in the fourth quarter of 2005 related to the remaining disputed items for fiscal years May 31, 1995, 1996 and 1997. In March 2006, we filed a petition to contest the tax deficiency notice through formal litigation in Tax Court. Interest expense (approximately $75 million through June 30, 2006, before any federal or state tax benefit) will continue to accrue until the case is resolved. The principal issues that remain in dispute include the deductibility of a portion of the civil settlement we paid to the federal government in 1994 related to our discontinued psychiatric hospital business and the computation of depreciation expense with respect to certain capital expenditures incurred during the foregoing fiscal years. We presently cannot determine the ultimate resolution of the remaining disputed items. We believe we have adequately provided for all probable tax matters, including interest, related to those disputed items.

The IRS has commenced an examination of our tax returns for fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002. We presently cannot determine the ultimate resolution of this examination. We believe we have adequately provided for all probable tax matters, including interest, related to all periods ended after May 31, 1997.

NOTE 12.  EARNINGS PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings per common share calculations for income (loss) from continuing operations for the three and six months ended June 30, 2006 and 2005.  Income (loss) is expressed in millions and weighted average shares are expressed in thousands.

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Earnings (Loss) Per-Share Amount
Three Months Ended June 30, 2006:
Loss to common shareholders for basic earnings per share	$(447)	470,608	$(0.95)
Effect of dilutive securities	—	—	—
Loss to common shareholders for diluted earnings per share	$(447)	470,608	$(0.95)
Three Months Ended June 30, 2005:
Loss to common shareholders for basic earnings per share	$(9)	468,758	$(0.01)
Effect of dilutive securities	—	—	—
Loss to common shareholders for diluted earnings per share	$(9)	468,758	$(0.01)

Six Months Ended June 30, 2006:
Loss to common shareholders for basic earnings per share	$(448)	470,338	$(0.95)
Effect of dilutive securities	—	—	—
Loss to common shareholders for diluted earnings per share	$(448)	470,338	$(0.95)
Six Months Ended June 30, 2005:
Income available to common shareholders for basic earnings per share	$2	468,403	$—
Effect of dilutive securities	—	1,232	—
Income available to common shareholders for diluted earnings per share	$2	469,635	$—

All potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2006 and the three months ended June 30, 2005 because we reported a loss from continuing operations in each of those periods. In circumstances where we have a loss from continuing operations, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, losses have the effect of making the diluted loss per share from operations less than the basic loss per share from continuing operations.  Had we generated income from continuing operations in these periods, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase in shares of 1,371 and 1,024 for the three and six months ended June 30, 2006, respectively, and 1,565 for the three months ended June 30, 2005.

Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, would not have been included in the computation of diluted shares if we had generated income from continuing

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

operations were 39,339 and 37,407 for the three months ended June 30, 2006 and 2005, respectively, and 39,497 for the six months ended June 30, 2006. Stock options (in thousands) of 41,408 had exercise prices that exceeded the average market price of our common stock and, therefore, were not included in the computation of diluted shares for the six months ended June 30, 2005.

NOTE 13.  RECENTLY ISSUED ACCOUNTING STANDARDS

The following summarizes noteworthy recently issued accounting standards:

•                  In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the circumstances in which a tax benefit may be recorded with respect to uncertain tax positions.  The Interpretation provides guidance for determining whether tax benefits may be recognized with respect to uncertain tax positions and, if recognized, the amount of such tax benefits that may be recorded.  Under the provisions of FIN 48, tax benefits associated with a tax position may be recorded only if it is more likely than not that the claimed tax position will be sustained upon audit.  FIN 48 applies to tax benefits claimed with respect to any uncertain tax position in any taxable year for which the statute of limitations for assessment of a tax deficiency has not expired, which generally includes our taxable years ended May 31, 1995 and later.  FIN 48 is effective for us on January 1, 2007.  At this time, we cannot estimate the impact of FIN 48 on our consolidated financial statements, although the estimated impact, when determined, may be material.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which financial information may be analyzed, and to provide information about the quality of, and potential variability of, our results of operations and cash flows. Unless otherwise indicated, all financial and statistical information included herein relates to our continuing operations, with dollar amounts expressed in millions (except per-share amounts). This information should be read in conjunction with the accompanying Condensed Consolidated Financial Statements. It includes the following sections:

•                  Executive Overview

•                  Forward-Looking Statements

•                  Outlook

•                  Sources of Revenue

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Off-Balance Sheet Arrangements

•                  Critical Accounting Estimates

EXECUTIVE OVERVIEW

SIGNIFICANT CHANGES AND INITIATIVES

During 2006, we continue to focus on the execution of our turnaround strategies. We are dedicated to improving our patients’, shareholders’ and other stakeholders’ confidence in us. We believe we will do that by providing quality care and generating positive growth and earnings at our hospitals.

Key developments include:

•                  Joint Venture Buyout—In 2004, we announced our intention to divest the two hospitals comprising the Encino-Tarzana Regional Medical Center, which we owned and operated in a joint venture with HCA, Inc. On July 28, 2006, we purchased from HCA: (1) a 25% interest in the joint venture; and (2) the real property comprising the Encino campus of the medical center, for an aggregate purchase price of $28 million. Prior to the transaction, we owned the other 75% interest in the joint venture, while the Encino campus real property was wholly owned by HCA. We anticipate that this transaction will facilitate our ability to divest these hospitals. The Tarzana campus continues to be leased from an affiliate of Health Care Property Investors, Inc.

•                  Settlement Reached over Katrina Insurance Claims—On July 6, 2006, we announced a $340 million settlement had been reached with our property insurers regarding claims related to the physical damage and business interruption we sustained as a result of Hurricane Katrina. We received $240 million on July 5, 2006, in addition to the $100 million previously received, in full resolution of our claims. With the settlement, we have avoided a protracted resolution process fraught with the disagreements and differences over interpretation that can occur in insurance claims of this magnitude and complexity. As provided in our insurance contracts, we have the flexibility to apply these funds to meet our overall capital needs.

•                  Global Civil Settlement—On June 28, 2006, we entered into a broad civil settlement agreement with the U.S. Department of Justice and other federal agencies that concluded several previously disclosed governmental investigations, including inquiries into our receipt of certain Medicare outlier payments before 2003, physician financial arrangements and Medicare coding issues.  Under the terms of the settlement, we will pay $725 million, plus interest, over a four-year period and waive our right to pursue receipt of $175 million in unrecorded Medicare payments for past services.  We also agreed to enter into a multi-year Corporate Integrity Agreement with the government within 90 days of the effective date of the settlement.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•                  Strategic Divestitures Announced—Also in June 2006, we announced our strategic plan to divest 10 underperforming hospitals in order to enhance our future profitability, provide funds to expand capital investments at our remaining hospitals and help fund our global civil settlement with the federal government. In addition to Gulf Coast Medical Center in Biloxi, Mississippi, which we sold in June 2006, Alvarado Hospital Medical Center, which we agreed to divest as part of our settlement with the U.S. Attorney in San Diego, as discussed below, and other hospitals currently held for sale or already sold, these 10 hospitals are reported in discontinued operations for all periods presented in this report. The 10 hospitals to be divested include four in the New Orleans area — Kenner Regional Medical Center, Lindy Boggs Medical Center, Meadowcrest Hospital and Memorial Medical Center — because of uncertainties in the New Orleans market and the need for health care consolidation in the aftermath of Hurricane Katrina. On July 18, 2006, we announced that we signed a definitive agreement to sell Kenner, Meadowcrest and Memorial to a local New Orleans operator. We also decided to divest three of our five hospitals in Philadelphia — Graduate Hospital, Roxborough Memorial Hospital and Warminster Hospital.  Three of our Florida hospitals — Hollywood Medical Center, Parkway Regional Medical Center and Cleveland Clinic Hospital — are also part of the divestiture plan. The divestitures are expected to be complete by mid-2007.

•                  Settlement with the U.S. Attorney in San Diego—In May 2006, we reached a civil settlement with the U.S. Attorney in San Diego to resolve the long-running criminal case regarding physician relocation agreements at Alvarado Hospital Medical Center. After two separate federal juries were unable to reach a verdict on the charges, we agreed to pay a settlement of $21 million to avoid a third trial and potential civil liabilities. The settlement requires us to sell or close the hospital or have the hospital face exclusion from federal health care programs.  As such, the hospital is included in discontinued operations for all periods presented in this report.

•                  New Chief Financial Officer—We announced in May 2006 that Biggs Porter would join Tenet as chief financial officer effective June 5. He previously served as vice president and corporate controller of a major aerospace company and defense contractor. He also served as that company’s principal accounting officer. Earlier in his career, Mr. Porter was a financial executive with several large companies.

•                  Construction Approved—Our application for a certificate of need to build a 100-bed hospital in Fort Mill, South Carolina was approved in May 2006. The approval is subject to appeal by the other applicants, and we expect the appeal process to take up to two years or longer.  Once construction begins, the hospital is expected to take up to 24 months to complete at an estimated cost of $125 million.  We also received approval for a 140-bed replacement hospital for East Cooper Medical Center in Mt. Pleasant, South Carolina at an estimated cost of $160 million.  Opening of the replacement hospital is expected in early 2009.

SIGNIFICANT CHALLENGES

The settlements discussed above and other legal settlements in the first quarter of 2006 have resolved several material threats to our company and should help us move forward in our turnaround strategy. However, there are still significant challenges, both company-specific and industry-wide, that will impact the timing of our turnaround. Below is a summary of these items:

Company-Specific Challenge

Volumes—We believe the reasons for declines in our volumes include, but are not limited to, increased competition, physician attrition, managed care contract negotiations or terminations, and the impact of our litigation and government investigations. We are taking a number of steps in addition to the settlement of litigation and government investigations to address the problem of volume decline. The most important of these is centered around understanding the needs of physicians who admit patients both to our hospitals and to our competitors’ hospitals and responding to those needs with changes and improvements in our hospitals and operations. We have accelerated capital spending for the remainder of 2006 in order to address specific needs of our hospitals, which is expected to have a positive impact on their volumes. We are also completing clinical service line market demand analysis and profitability assessments to determine which services are highly valued that can be emphasized and marketed to improve results.

Our Commitment to Quality initiative, which we launched in 2003, should further help position us to competitively meet the volume challenge.  We are working with physicians to implement the most current evidence-based techniques to improve the

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

way we provide care. Our hospitals have improved substantially in quality metrics reported by the government and have been recognized by several managed care companies for their quality of care.  We believe that these improvements will have the effect of increasing physician and patient satisfaction, potentially improving volumes as a result.

Significant Industry Trends

Bad Debt—Like other organizations in the health care industry, we continue to provide services to a high volume of uninsured patients and more patients than in prior years with an increased burden of co-payments and deductibles as a result of changes in their health care plans. Although the discounting components of our Compact with Uninsured Patients (“Compact”) have reduced and are expected to continue to reduce our provision for doubtful accounts recorded in our Condensed Consolidated Financial Statements, they are not expected to mitigate the net economic effects of treating uninsured or underinsured patients. We continue to experience a high level of uncollectible accounts.  Our collection efforts have improved, and we continue to focus, where applicable, on placement of patients in various government programs such as Medicaid. However, unless our business mix shifts toward a greater number of insured patients or the trend of higher co-payments and deductibles reverses, we anticipate this high level of uncollectible accounts to continue.

Cost Pressures—Labor and supply costs remain a significant cost pressure facing us as well as the industry in general.  We have slowed the rates of increase in both labor and supply costs and have been able to contain our unit cost growth below the rate of medical inflation. Maintaining this level of cost control in an environment of declining patient volume and increasing labor union activity will continue to be a challenge.

RESULTS OF OPERATIONS—OVERVIEW

Our net patient revenue for this quarter compared to the same quarter of the prior year reflects the progress we have made in restructuring our operations to focus on a smaller group of general hospitals. Our turnaround timeframe is influenced by industry trends and a company-specific volume challenge that continues to negatively affect our revenue growth and operating expenses. In addition, our turnaround timeframe was influenced by the impact of Hurricane Katrina.  Our future profitability depends on volume growth, reimbursement levels and cost control. Below are some of the financial highlights for the three months ended June 30, 2006 compared to the three months ended June 30, 2005:

•                  Net inpatient revenue per patient day and per admission increased by 10.1% and 8.0%, respectively, due primarily to the effect of newly negotiated levels of reimbursement from our managed care contracts.  Patient days were down 4.5% and admissions were down 2.7%.

•                  Net outpatient revenue per visit increased 4.5%, while outpatient visits declined 6.0%. The increase in revenue per visit is due primarily to higher emergency room volume relative to total visits and the effect of newly negotiated levels of reimbursement from our managed care contracts.

•                  Favorable net adjustments for prior-year cost reports and related valuation allowances, primarily related to Medicare and Medicaid, of $4 million in the current quarter compared to similar adjustments in the prior-year quarter that netted to a favorable $7 million.

•                  Litigation and investigation costs increased to $728 million for the current quarter compared to $11 million in the prior-year quarter due to settlements of several cases.

•                  Loss per diluted share from continuing operations was $0.95 in the current quarter compared to loss per diluted share of $0.02 in the prior-year quarter.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below shows the pretax and after-tax impact on continuing operations for the three and six months ended June 30, 2006 and 2005 of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Expense) Income
Impairment and restructuring charges, net of insurance recoveries	$(27)	$4	$(56)	$(5)
Costs of litigation and investigations	(728)	(11)	(744)	(19)
Hurricane insurance recoveries, net of costs	13	—	10	—
Loss from early extinguishment of debt	—	—	—	(15)
Pretax impact	$(742)	$(7)	$(790)	$(39)
Deferred tax asset valuation allowance	$(2)	$(10)	$(1)	$8
Reduction in estimated tax exposures	$7	$17	$7	$17
Total after-tax impact	$(474)	$2	$(502)	$—
Diluted per-share impact of above items	$(1.01)	$—	$(1.07)	$—
Diluted earnings (loss) per share, including above items	$(0.95)	$(0.02)	$(0.95)	$—

LIQUIDITY AND CAPITAL RESOURCES—OVERVIEW

Net cash used in operating activities was $641 million in the six months ended June 30, 2006 compared to net cash provided by operating activities of $700 million in the six months ended June 30, 2005. The principal reasons for the change were:

•                   an additional $622 million in payments during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 for legal settlements and related costs comprised primarily of the global civil settlement with the federal government ($470 million), the settlement of the securities class action lawsuit and state shareholder derivative litigation ($145 million) and our February 2006 settlement with the Florida Attorney General ($7 million);

•                   an income tax refund of $537 million received in March 2005;

•                   an unfavorable change of $137 million in cash used by discontinued operations due to the impact of Hurricane Katrina on operating cash flows, payment of the Alvarado settlement ($21 million) and lower collections on accounts receivable in the current period than in the prior-year period due to a majority of account collections occurring shortly after hospital divestiture dates and a greater number of divestitures occurring in 2004;

•                   an additional $44 million of 401(k) matching contributions due to a full year of contribution matching in the six months ended June 30, 2006 compared to six months of contribution matching in the six months ended June 30, 2005 (effective July 1, 2004, we changed to an annual matching of employee 401(k) plan contributions for participants actively employed on December 31, as opposed to matching such contributions each pay period); and

•                   an additional $28 million of interest expense payments in 2006 due to debt issuances in January 2005.

Purchases of property and equipment were $243 million and $224 million during the six months ended June 30, 2006 and 2005, respectively.  Proceeds from the sales of facilities, investments and other assets during the six months ended June 30, 2006 and 2005 aggregated $30 million and $117 million, respectively.

In January 2005, we sold $800 million of unsecured 9¼% senior notes. The net proceeds from the sale of the senior notes were approximately $773 million after deducting discounts and related expenses. We used a portion of the proceeds in February 2005 for the early redemption of the remaining $400 million aggregate principal amount outstanding on our senior notes due in 2006 and 2007, and the balance of the proceeds for general corporate purposes. Our next scheduled maturity of senior notes is now in 2011. From time to time, we expect to engage in various capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at the time.

We are currently in compliance with all covenants and conditions in our letter of credit facility and the indentures governing our senior notes. (See Note 5 to the Condensed Consolidated Financial Statements.) At June 30, 2006, we had approximately $191 million of letters of credit outstanding under the letter of credit facility, which were fully collateralized by $263 million of restricted cash on our Condensed Consolidated Balance Sheet. In addition, we had $568 million of unrestricted cash and cash equivalents on hand as of June 30, 2006.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements represent management’s current belief, based on currently available information, as to the outcome and timing of future events. They involve known and unknown risks, uncertainties and other factors—many of which we are unable to predict or control—that may cause our actual results, performance or achievements, or health care industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the following risks, many of which are described in detail in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 (“Annual Report”):

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

•                  Competition;

•                  The ultimate resolution of claims, lawsuits and investigations;

•                  Our ability to attract and retain employees, physicians and other health care professionals, and the impact on our labor expenses from union activity and the shortage of nurses in certain specialties and geographic regions;

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

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK

As described in “Significant Changes and Initiatives” in the Executive Overview above, this quarter we announced a broad settlement with the U.S. Department of Justice and other federal agencies of a number of matters that had been under investigation since 2003.  With this global settlement and the previously announced settlements of the criminal case involving Alvarado Hospital Medical Center, civil pricing litigation, a securities lawsuit and shareholder derivative litigation, and several matters with the Florida Attorney General, as well as certain other legal matters, we have now resolved the majority of the lawsuits and investigations related to legacy issues that had been ongoing for the past several years.

During this quarter, we also announced plans to divest 10 hospitals in order to enhance our future profitability and provide funds to expand capital spending in our remaining hospitals.  Additionally, we recently disclosed plans to open two new hospitals – one in El Paso, Texas and one in Fort Mill, South Carolina.

We believe that the resolution of significant legal matters, along with the divestiture of underperforming hospitals and enhanced spending in our remaining hospitals, improve our ability to focus on the initiatives that we have implemented, including our Commitment to Quality, to help meet both the company-specific and industry-wide challenges of volume decline, bad debt and cost pressures, as described above.  We remain in a turnaround situation and believe overcoming these challenges will continue to take time.

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

The table below shows the sources of net patient revenues for our general hospitals, expressed as percentages of net patient revenues from all sources:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Increase (Decrease) (1)	2006	2005	Increase (Decrease) (1)
Medicare	26.8%	27.3%	(0.5)%	27.5%	27.6%	(0.1)%
Medicaid	9.5%	8.5%	1.0%	9.0%	8.3%	0.7%
Managed care (2)	52.2%	49.8%	2.4%	51.7%	50.1%	1.6%
Indemnity, self-pay and other	11.5%	14.4%	(2.9)%	11.8%	14.0%	(2.2)%

(1)               The change is the difference between the 2006 and 2005 amounts shown.

(2)               Includes Medicare Advantage managed care and Medicaid managed care.

The decrease in indemnity, self-pay and other net patient revenues during 2006 is due primarily to the implementation of the discounting components of the Compact. Our payer mix on an admissions basis for our general hospitals, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended June 30,			Six Months Ended June 30,
Admissions from:	2006	2005	Increase (Decrease)	2006	2005	Increase (Decrease)
Medicare	32.4%	33.3%	(0.9)%	33.2%	34.3%	(1.1)%
Medicaid	13.2%	13.5%	(0.3)%	13.2%	13.3%	(0.1)%
Managed care	45.6%	44.8%	0.8%	45.1%	44.2%	0.9%
Indemnity, self-pay and other	8.8%	8.4%	0.4%	8.5%	8.2%	0.3%

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

These government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the cost of providing services to our patients and the timing of payments to our facilities. We are unable to predict the effect of future government health care funding policy changes on our operations. If the rates paid by governmental payers are reduced, if the scope of services covered by governmental payers is limited, if we are required to pay substantial settlement amounts pertaining to government programs, or if we, or one or more of our subsidiaries’ hospitals, are excluded from participation in the Medicare or Medicaid program or any other government health care program, there could be a material adverse effect on our business, financial position, results of operations or cash flows.

Medicare

Medicare offers beneficiaries different ways to obtain their medical benefits. One option, the Traditional Medicare Plan, is a fee-for-service payment system. The other option, called Medicare Advantage (formerly Medicare + Choice), includes managed care, preferred provider organization, private fee-for-service and specialty plans. The major components of our net patient revenues for services provided to patients enrolled in the Traditional Medicare Plan for the three and six months ended June 30, 2006 and 2005 are set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue Descriptions	2006	2005	2006	2005
Diagnosis-related group – operating	$315	$316	$662	$664
Diagnosis-related group – capital	32	32	66	68
Outlier	19	18	41	34
Outpatient	95	93	189	187
Disproportionate share	52	50	106	102
Direct Graduate and Indirect Medical Education	27	25	53	52
Psychiatric, rehabilitation and skilled nursing facilities and other (1)	31	31	47	62
Adjustments for prior-year cost reports and related valuation allowances	6	9	30	14
Total Medicare net patient revenues	$577	$574	$1,194	$1,183

(1)             The other revenue category includes one prospective payment system (“PPS”)-exempt cancer hospital, one long-term acute care hospital, other revenue adjustments, and adjustments related to the current-year cost reports and related valuation allowances.

Medicaid

Medicaid programs are funded by both the federal government and state governments. These programs and the reimbursement methodologies are administered by the states and vary from state to state and from year to year. Estimated payments under various state Medicaid programs, excluding state funded managed care programs, constituted approximately 9.0% and 8.3% of our net patient revenues for the six months ended June 30, 2006 and 2005, respectively. These payments are typically based on fixed rates determined by the individual states.

We also receive disproportionate-share payments under various state Medicaid programs. For the three months ended June 30, 2006 and 2005, our revenue attributable to disproportionate-share payments and other state-funded subsidies was approximately $55 million and $22 million, respectively. For the six months ended June 30, 2006 and 2005, this revenue

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

was approximately $71 million and $39 million, respectively. The increase in revenue is primarily attributable to additional funding provided by certain states, which was made available in part by additional annual state provider taxes on certain of our hospitals.

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

Regulatory and Legislative Changes

There have been no material changes to the information in our Annual Report about the Medicare and Medicaid programs, except as set forth below:

Payment and Policy Changes to the Medicare Inpatient Prospective Payment System

Under Medicare law, CMS is required annually to update certain rules governing the inpatient prospective payment system (“IPPS”). The updates generally become effective October 1, the beginning of the federal fiscal year (“FFY”). On August 1, 2006, CMS issued the IPPS final rule for FFY 2007 (“Final Rule”). The Final Rule includes the following payment policy changes:

•                   A market basket increase of 3.4% for diagnosis-related group (“DRG”) operating payments for hospitals reporting specified quality measure data;

•                   An increase of market basket minus 2.0% for hospitals not supplying quality measure data;

•                   A 1.6% increase in the capital federal rate;

•                   A three-year transition to change the methodology CMS uses for calculating the DRG relative weights from a charge basis to estimated hospital costs;

•                   A move toward a more complete severity adjustment by adding 20 new groups to the current DRG system; and

•                    An 8.2% increase in the cost outlier threshold from $23,600 to $25,530.

CMS projects that the combined impact of the payment and policy changes in the Final Rule will yield an average 3.5% increase in payments for hospitals in large urban areas (populations over 1 million). Due to the unusual circumstances imposed by the order of the Court of Appeals for the Second Circuit in its decision in Bellevue Hospital Center v. Leavitt, which related to the application of 100% of the occupational mix to the wage index, CMS was not able to provide the final FFY 2007 occupational mix adjusted wage index tables, payment rates or impacts in the Final Rule. Because the wage data affect the calculation of the outlier threshold, as well as the outlier offset and budget neutrality factors that are applied to the standardized amounts, CMS was able to provide only tentative figures in the Final Rule. According to CMS, these tentative amounts will be revised once the occupational mix adjusted wage index is finalized and published prior to October 1, 2006. Using the tentative impact percentage in the Final Rule for hospitals in large urban areas applied to our Medicare IPPS payments for the nine months ended June 30, 2006 (annualized), the annual impact for all changes in the Final Rule on our hospitals in continuing operations may result in an estimated increase in our Medicare revenues of approximately $53 million. Because of the uncertainty regarding the payment rates, index adjustments, outlier threshold and impact percentages in the Final Rule and other factors that may influence our future IPPS payments, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate.

Proposed Payment and Policy Changes to the Medicare Outpatient Prospective Payment System

On August 8, 2006, CMS issued the Proposed Changes to the Hospital Outpatient Prospective Payment System and Calendar Year 2007 Payment Rates (“OPPS Proposed Rule”). The OPPS Proposed Rule includes the following payment and policy proposals:

•      A 3.4% inflation update in Medicare payment rates for hospital outpatient services paid under the outpatient prospective payment system (“OPPS”) for hospitals that report quality measures; hospitals not reporting quality measures would receive an update equal to the OPPS update of 3.4% minus 2.0%;

•      A move towards the use of additional quality measures that are specifically appropriate for hospital outpatient care, as such measures are developed;

•      An expanded number of payment levels for services in outpatient clinics and emergency departments from three to five to match the levels for physician services; and

•      A revision to the OPPS ambulatory payment classification structure for drug administration services, allowing hospitals to be paid separately for additional hours of infusion, in addition to the initial hour of infusion.

CMS projects that the combined impact of the proposed payment and policy changes in the OPPS Proposed Rule will yield an average 3.0% increase in payments for all hospitals, and an average 3.0% increase in payments for hospitals located in large urban areas (populations over one million). Applying the large urban hospital impact percentage from the OPPS Proposed Rule to our Medicare outpatient payments for the six months ended June 30, 2006 (annualized), the annual impact of all changes on our hospitals in continuing operations may result in an estimated increase in our Medicare revenues of approximately $11 million. Because of the uncertainty regarding the modifications to the proposed payment policies contained in the OPPS Proposed Rule, and other factors that may influence our future OPPS payments, including volumes and case mix, we cannot provide any assurances regarding this estimate.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Payment and Policy Changes to the Medicare Inpatient Psychiatric Facility Prospective Payment System (“IPF-PPS”)

On May 9, 2006, CMS issued the Final Rule for the Medicare Inpatient Psychiatric Facility Prospective Payment System for FFY 2007 (“IPF-PPS Rule”). The IPF-PPS Rule, which applies beginning July 1, 2006, includes the following payment and policy changes:

•                  A market basket increase of 4.5%; and

•                  An increase to the fixed dollar loss threshold amount for outlier payments from $5,700 to $6,200.

At June 30, 2006, 15 of our general hospitals in continuing operations operated inpatient psychiatric units. CMS projects that the combined impact of the proposed payment and policy changes will yield an average 4.0% increase in payments for all inpatient psychiatric facilities (including psychiatric units in acute care hospitals), and an average 2.4% increase in payments for psychiatric units of acute care hospitals located in urban areas. Applying the psychiatric unit impact percentage to our Medicare IPF-PPS payments for the twelve months ended June 30, 2006, the annual impact of all changes on our hospitals’ psychiatric units in continuing operations may result in an estimated increase in our Medicare revenues of approximately $1 million. Because of the uncertainty of the factors that may influence our future IPF-PPS payments, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding this estimate.

Payment and Policy Changes to the Medicare Inpatient Rehabilitation Facility Prospective Payment System (“IRF-PPS”)

On August 1, 2006, CMS issued the Final Rule for the Inpatient Rehabilitation Facility Prospective Payment System for FFY 2007 (“IRF-PPS Rule”). The IRF-PPS Rule includes the following payment policy changes:

•                  An increase to the inpatient rehabilitation facility payment rate equal to the market basket of 3.3%;

•                  A 2.6% reduction in the standard payment to offset the effect of changes in coding, which, according to CMS, do not reflect real changes in patient acuity;

•                  A one-year extension of the 75% admission criteria rule phase-in period to conform to section 5005 of the Deficit Reduction Act of 2005. The current 60% compliance threshold will be extended for cost reporting periods that start on or after July 1, 2006 and before July 1, 2007; and

•                  An increase in the outlier threshold for high cost outlier cases from $5,129 to $5,534.

At June 30, 2006, we operated two inpatient rehabilitation hospitals, and 14 of our general hospitals in continuing operations operated inpatient rehabilitation units. CMS projects that the combined impact of the payment and policy changes in the IRF-PPS Rule will yield an average 0.8% increase in payments for all inpatient rehabilitation facilities (including rehabilitation units in acute care hospitals), an average 0.9% increase in payments for rehabilitation hospitals located in urban areas and an average 0.7% increase in payments for rehabilitation units of hospitals located in urban areas. Applying the urban hospital and unit impact percentages from the IRF-PPS Rule to our Medicare IRF-PPS payments for the nine months ended June 30, 2006 (annualized), the annual impact of all changes on our rehabilitation hospitals and units in continuing operations may result in an estimated increase in our Medicare revenues of approximately $1 million. Because of the uncertainty of the factors that may influence our future IRF-PPS payments, including admission volumes, length of stay and case mix, and the impact of compliance with the inpatient rehabilitation facility admission criteria, we cannot provide any assurances regarding this estimate.

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

The amount of our net patient revenue under managed care contracts during the six months ended June 30, 2006 and 2005 was $2.2 billion and $2.1 billion, respectively, and it is anticipated to be approximately $4.5 billion for our continuing operations in 2006. Approximately 59% of our managed care net patient revenues during 2006 was derived from our top ten managed care payers. At June 30, 2006 and December 31, 2005, approximately 55% and 58%, respectively, of our net accounts receivable related to continuing operations were due from managed care payers.

The table below shows the managed care admissions by type for our general hospitals, expressed as percentages of total managed care admissions:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Increase (Decrease)	2006	2005	Increase (Decrease)
Non-governmental	64.4%	67.9%	(3.5)%	64.5%	67.6%	(3.1)%
Governmental	35.6%	32.1%	3.5%	35.5%	32.4%	3.1%

A majority of our managed care contracts are “evergreen” contracts. Evergreen contracts extend automatically every year, but may be renegotiated or terminated by either party after giving 90 to 120 days notice. National payers generate approximately 42% of our total net managed care revenues, although these agreements are often negotiated on a local or regional basis. The remainder comes from regional or local payers. During the twelve-month period ended June 30, 2006, we renewed or renegotiated managed care contracts representing approximately 80% of our annual managed care revenues.

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

Self-pay accounts pose significant collectibility problems. At June 30, 2006 and December 31, 2005, approximately 7% and 6%, respectively, of our net accounts receivable related to continuing operations were due from self-pay patients. A significant portion of our provision for doubtful accounts relates to self-pay patients. We are taking multiple actions in an effort to mitigate the effect on us of the high level of uninsured patients and the related economic impact. These initiatives include conducting detailed reviews of intake procedures in hospitals facing the greatest pressures, and enhancing and updating intake best practices for all of our hospitals. Hospital-specific reports detailing collection rates by type of patient were developed to help the hospital management teams better identify areas of vulnerability and opportunities for improvement. Also, we have completely redesigned our self-pay collection workflows, enhanced technology and improved staff training in an effort to increase collections.

Over the longer term, several other initiatives we have previously announced should also help address this challenge. For example, our Compact, which is discussed in Note 2 to the Condensed Consolidated Financial Statements, is enabling us to offer lower rates to uninsured patients who historically have been charged standard gross charges.

We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per diem amount for services received, subject to a cap. Except for the per diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. For the three months ended June 30, 2006 and 2005, $138 million and $140 million of charity care gross charges were excluded from net operating revenues and provision for doubtful accounts, respectively.  Charity care gross charges for the six months ended June 30, 2006 and 2005 were $301 million and $281 million, respectively.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following two tables show a summary of our net operating revenues, operating expenses and operating income (loss) from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net operating revenues:
General hospitals	$2,144	$2,081	$4,316	$4,225
Other operations	51	61	89	116
Net operating revenues	2,195	2,142	4,405	4,341
Operating expenses:
Salaries, wages and benefits	963	986	1,944	1,979
Supplies	398	388	809	786
Provision for doubtful accounts	128	140	249	294
Other operating expenses	497	475	977	931
Depreciation	76	74	152	151
Amortization	6	5	12	9
Impairment and restructuring charges, net of insurance recoveries	27	(4)	56	5
Hurricane insurance recoveries, net of costs	(13)	—	(10)	—
Costs of litigation and investigations	728	11	744	19
Loss from early extinguishment of debt	—	—	—	15
Operating income (loss)	$(615)	$67	$(528)	$152

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net operating revenues:
General hospitals	97.7%	97.2%	98.0%	97.3%
Other operations	2.3%	2.8%	2.0%	2.7%
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	43.9%	46.0%	44.1%	45.6%
Supplies	18.1%	18.1%	18.3%	18.1%
Provision for doubtful accounts	5.8%	6.5%	5.7%	6.8%
Other operating expenses	22.6%	22.2%	22.1%	21.5%
Depreciation	3.5%	3.5%	3.5%	3.5%
Amortization	0.3%	0.3%	0.3%	0.2%
Impairment and restructuring charges, net of insurance recoveries	1.2%	(0.2%)	1.3%	0.1%
Hurricane insurance recoveries, net of costs	(0.6)%	—	(0.2)%	—
Costs of litigation and investigations	33.2%	0.5%	16.9%	0.4%
Loss from early extinguishment of debt	—	—	—	0.3%
Operating income (loss)	(28.0)%	3.1%	(12.0)%	3.5%

Net operating revenues of our continuing general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (primarily rental income, management fee revenue and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations consist primarily of revenues from (1) physician practices, (2) rehabilitation hospitals and a long-term-care facility located on or near the same campuses as our general hospitals and (3) equity in earnings of unconsolidated affiliates that are not directly associated with our general hospitals.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The decrease in other operations revenue is primarily attributable to our rehabilitation hospitals and long-term care facility.  In addition, equity earnings of unconsolidated affiliates, included in our net operating revenues, were $8 million and $9 million for the three months ended June 30, 2006 and 2005, respectively, and $5 million and $11 million for the six months ended June 30, 2006 and 2005, respectively. As we continue to focus on our general hospital operations, the revenue attributable to our other operations may continue to decrease.

The table below shows certain selected historical operating statistics for our continuing general hospitals:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	Increase (Decrease)		2006	2005	Increase (Decrease)

Net inpatient revenues (2)	$1,480	$1,408	5.1%		$3,016	$2,902	3.9%
Net outpatient revenues (2)	$632	$645	(2.0)%		$1,238	$1,267	(2.3)%
Number of general hospitals (at end of period)	57	57	—	(1)	57	57	—	(1)
Licensed beds (at end of period)	15,047	15,154	(0.7)%		15,047	15,154	(0.7)%
Average licensed beds	15,069	15,154	(0.6)%		15,092	15,147	(0.4)%
Utilization of licensed beds (5)	51.8%	53.9%	(2.1	)%(1)	54.2%	56.4%	(2.2	)%(1)
Patient days	710,339	743,889	(4.5)%		1,480,478	1,546,934	(4.3)%
Equivalent patient days (4)	1,008,689	1,047,509	(3.7)%		2,078,536	2,155,681	(3.6)%
Net inpatient revenue per patient day	$2,084	$1,893	10.1%		$2,037	$1,876	8.7%
Admissions (3)	142,976	146,946	(2.7)%		293,855	302,238	(2.8)%
Equivalent admissions (4)	204,640	208,608	(1.9)%		415,743	424,372	(2.0)%
Net inpatient revenue per admission	$10,351	$9,582	8.0%		$10,264	$9,602	6.9%
Average length of stay (days)	5.0	5.1	(0.1	)(1)	5.0	5.1	(0.1	)(1)
Surgeries	104,897	108,674	(3.5)%		210,595	214,826	(2.0)%
Net outpatient revenue per visit	$584	$559	4.5%		$568	$542	4.8%
Outpatient visits	1,083,060	1,152,609	(6.0)%		2,179,106	2,336,976	(6.8)%

(1)   The change is the difference between 2006 and 2005 amounts shown.

(2)   Net inpatient revenues and net outpatient revenues are components of net operating revenues.

(3)   Self-pay admissions represented 4.0% and 3.8% of total admissions for the three months ended June 30, 2006 and 2005, respectively, and 3.9% and 3.7% for the six months ended June 30, 2006 and 2005, respectively.  Charity care admissions represented 1.9% and 1.7% of total admissions for the three months ended June 30, 2006 and 2005, respectively, and 2.0% and 1.5% for the six months ended June 30, 2006 and 2005, respectively.

(4)   Equivalent admissions/patient days represent actual admissions/patient days adjusted to include outpatient services by multiplying actual admissions/patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the result by gross inpatient revenues.

(5)   Utilization of licensed beds represents patient days divided by average licensed beds divided by number of days in the period.

All but one of the hospitals excluded from same-hospital statistics in the last quarter are now being classified as discontinued operations; we have included NorthShore Regional Medical Center in same-hospital statistics for all periods presented because the effects of Hurricane Katrina on this one hospital did not have a significant impact on our overall operating statistics.

REVENUES

During the three and six months ended June 30, 2006, net operating revenues from continuing operations were higher compared to the three and six months ended June 30, 2005. Net operating revenues were impacted by the pricing on our managed care contracts, partially offset by discounts recorded on self-pay accounts under our Compact. Total discounts, which reduced net operating revenues, were $235 million and $123 million for the three months ended June 30, 2006 and 2005, respectively, and $439 million and $256 million for the six months ended June 30, 2006 and 2005, respectively.

Outpatient visits, patient days and admissions were lower during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 by 6.8%, 4.3% and 2.8%, respectively. We believe the following factors continue to contribute to the overall decline in our inpatient and outpatient volume levels: (1) loss of patients to competing health care providers; (2) challenges in physician recruitment, retention and attrition; (3) contentious managed care contract negotiations or, in some cases, terminations; and (4) unfavorable publicity about us as a result of legacy lawsuits and government investigations, which has impacted our relationships with physicians and patients.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our net inpatient revenues for the three and six months ended June 30, 2006, on an overall basis, increased 5.1% and 3.9%, respectively, compared to the same periods in 2005. There are various positive and negative factors impacting our net inpatient revenues.

The positive factors are as follows:

•      Improved managed care pricing as a result of contracts renegotiated in 2006 and 2005, partially offset by the reduction in stop-loss payments from $100 million and $206 million in the prior-year quarter and year-to-date period, respectively, to $83 million and $169 million in the current quarter and year-to-date period, respectively. This improved pricing is also partially offset by an overall shift in our managed care patient mix towards plans with lower levels of reimbursement, including: (1) national payers whose contract terms typically generate lower yields; and (2) managed care Medicare and Medicaid insurance plans, which typically generate lower yields than commercial managed care plans. Because we have had four consecutive quarters of improved managed care pricing, we expect some moderation in the pricing percentage increases in the near-to-intermediate term;

•      Favorable Medicaid disproportionate-share revenue of $55 million and $71 million in the current quarter and year-to-date period, respectively, compared to $22 million and $39 million in the prior-year quarter and year-to-date period, respectively;

•                  Favorable net adjustments for prior year cost reports and related valuation allowances, primarily related to Medicare and Medicaid, in the current quarter and year-to-date period of $4 million and $31 million, respectively, including a favorable adjustment of $2 million in the current quarter and $16 million year-to-date, respectively, as a result of a change in estimate of the valuation allowances necessary for prior-year cost report periods not yet audited and settled by our fiscal intermediary, versus a favorable net adjustment in the prior-year quarter and year-to-date period of $7 million and $10 million, respectively; and

•                  Negative impact to managed care net inpatient revenues during 2005 from a reclassification adjustment of approximately $25 million related to several settlements of disputed accounts receivable.  As a result of these settlements, adjustments were made to increase contractual allowances in 2005, which reduced net inpatient revenues, and a corresponding positive adjustment was recorded to reduce bad debt expense.

The negative factors are as follows:

•                  Lower overall volumes; and

•                  Compact discounts of $121 million and $224 million in the current quarter and year-to-date period, respectively, versus $60 million and $131 million in the prior-year quarter and year-to-date period, respectively, which reduced net inpatient revenue.

Net outpatient revenues during the three and six months ended June 30, 2006 decreased 2.0% and 2.3%, respectively, compared to the same periods last year. Net outpatient revenues were also negatively impacted by the implementation of the Compact. During the three and six months ended June 30, 2006, approximately $114 million and $215 million, respectively, in discounts were recorded on outpatient self-pay accounts under the Compact compared to discounts of $63 million and $125 million, respectively, during the same periods last year. As previously mentioned, outpatient visits also decreased 6.8% for the six months ended June 30, 2006 compared to the prior-year period. Approximately 7% of the decline is due to the sale or closure of certain home health agencies, hospices and clinics during 2005. These businesses typically generate lower revenue per visit amounts than other outpatient services. The reduction in home health visits, coupled with a slight increase in emergency room visits and improved managed care pricing, contributed to an overall increase in our net outpatient revenue per visit.

SALARIES, WAGES AND BENEFITS

Salaries, wages and benefits expense as a percentage of net operating revenues decreased slightly for the three and six months ended June 30, 2006 compared to the same periods in 2005. Salaries, wages and benefits per adjusted patient day increased approximately 1.4% and 1.9% in the three and six months ended June 30, 2006, respectively, compared to the prior-year periods. The increase is primarily due to standard merit and market increases for our employees during 2005, offset by lower overall benefit costs and improved productivity and flexing of staff based on volume declines.

Approximately 17% of our employees were represented by labor unions as of June 30, 2006.  In June 2006, certain employees of our Doctors Medical Center of Modesto elected the California Nurses Association (“CNA”) as their collective

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

bargaining representative. This election is one of the eight remaining potential elections that could occur in California during 2006 with the Service Employees International Union (“SEIU”) and the CNA and are covered by our agreements with those unions that provide a framework for pre-negotiated salaries, wages and benefits.  In the next 12 months, labor union contracts that cover approximately 16% of our employees will expire. Although the new contracts are expected to have provisions to increase wages, the unions have agreed to an arbitration process to resolve any issues not resolved through the normal renegotiation process. The agreed-to arbitration process provides the greatest assurance that the unions will not engage in strike activity during the negotiation of new agreements and prevents the arbitrator from ordering the company to pay market-leading wages for a particular hospital. We do not anticipate the new contracts will have a material adverse effect on our results of operations. Our labor accord with the SEIU also expires in the next six months, which will allow the SEIU to attempt to organize employees in all states where we have hospitals. As union activity increases at our hospitals, our salaries, wages and benefits expense may increase more rapidly than our net operating revenues.

Included in salaries, wages and benefits expense in the three and six months ended June 30, 2006 is $11 million and $22 million, respectively, of stock compensation expense, which decreased 10% and 13%, respectively, from the same periods in the prior year due primarily to the impact of certain prior-year stock option grants, which had a higher fair value estimate than the grants in recent years, becoming fully vested in the quarter ended December 31, 2005.

SUPPLIES

Supplies expense as a percentage of net operating revenues increased slightly for the three and six months ended June 30, 2006 compared to the same periods in the prior year. Supplies expense per adjusted patient day increased approximately 6.4% and 6.6% in the three and six months ended June 30, 2006, respectively, compared to the prior-year periods. The increase in supplies expense was primarily attributable to higher pharmaceutical, pacemaker, orthopedic and implants supply costs. In the case of pacemakers and implants, the higher costs are associated primarily with new products or technology used to provide a higher quality of care to our patients, whereas the higher orthopedic costs primarily reflect inflation of prices. Higher pharmaceutical costs reflect a combination of new products and inflation.

We strive to control supplies expense through product standardization, contract compliance, improved utilization, and operational improvements that should minimize waste. The items of current cost reduction focus include cardiac stents and pacemakers, orthopedic implants and high-cost pharmaceuticals. We also utilize the group-purchasing and supplies-management services of Broadlane, Inc., a company in which we currently hold a 49% interest. Broadlane offers group-purchasing procurement strategy, outsourcing and e-commerce services to the health care industry.

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts as a percentage of net operating revenues decreased for the three and six months ended June 30, 2006 compared to the same periods in 2005, primarily due to the implementation of the Compact. Prior to implementation of the discounting provisions under the Compact, the vast majority of these accounts were ultimately recognized to be uncollectible and, as a result, were then recorded in our provision for doubtful accounts. By offering managed care-style discounts, we are charging the uninsured more affordable rates, whereby they may be better able to meet their financial obligations to pay for services we provide them. The discounts recorded as contractual allowances during the three and six months ended June 30, 2006 were approximately $235 million and $439 million, respectively, compared to $123 million and $256 million, respectively, in the prior-year periods. The increase is solely due to the phasing-in of the Compact and the fact that discounts in the first two quarters of 2006 include all 57 of our general hospitals under the Compact versus 45 hospitals in the first two quarters of 2005, including 16 hospitals in California that implemented the discounting provisions of the Compact effective February 1, 2005. However, we do not expect the Compact to have a material effect on the net economic impact of treating self-pay patients.

A significant portion of our provision for doubtful accounts still relates to self-pay patients. Collection of accounts receivable has been a key area of focus, particularly over the past two years, as we have experienced adverse changes in our business mix. Our current estimated collection rate on self-pay accounts, which includes co-payments and deductibles to be made by patients, is approximately 29%, including collections from point-of-service through collections by our in-house collection agency or external collection vendors. This self-pay collection rate includes payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being classified and assigned to our in-house self-pay collection group. The comparable self-pay collection percentage as of December 31, 2005 was approximately 24%. Our self-pay collection rates have been impacted by our implementation of the Compact. If the discounts under the Compact

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

are excluded, the Compact-adjusted self-pay collection rates would be 23% and 24% as of June 30, 2006 and December 31, 2005, respectively, which are non-GAAP measures (see “Pro Forma Information” below for a discussion of the use of our non-GAAP measures).

Payment pressure from managed care payers has also affected our provision for doubtful accounts. We continue to experience ongoing managed care payment delays and disputes; however, we are working with these payers to obtain adequate and timely reimbursement for our services. In the second quarter of 2005, bad debt expense included a positive adjustment of approximately $33 million to reduce bad debt expense for disputed managed care receivables that were ultimately settled. As a result of these settlements, contractual allowances in 2005 included a corresponding increase that reduced net operating revenues by approximately $29 million. Our current estimated collection rate on managed care accounts is approximately 98%, which includes collections from point-of-service through collections by our in-house collection agency or external collection vendors. The comparable managed care collection percentage as of December 31, 2005 was approximately 96%.

As of June 30, 2006, we had a cumulative total of patient account assignments dating back at least three years or older of approximately $4.3 billion related to our continuing operations being pursued by our in-house and outside collection agencies or vendors. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts in collection is determined based on our historical experience and recorded in accounts receivable.

Our accounts receivable days outstanding (“AR Days”) from continuing operations decreased to 54 days at June 30, 2006 compared to 58 days at December 31, 2005. AR Days at June 30, 2006 is within our target of below 60 days. This amount is calculated as our accounts receivable from continuing operations on that date divided by our revenue from continuing operations for the quarter ended on that date divided by the number of days in the quarter. The decrease in AR Days reflects improved collections and a higher net revenue per day during the three months ended June 30, 2006 due primarily to managed care contracts renegotiated during 2006 and 2005, and the favorable net adjustments for cost report valuation allowances and prior-year cost report settlements described above.

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections and (3) accounts receivable aging. The following tables present the approximate aging by payer of our continuing operations’ net accounts receivable of $1.325 billion and $1.435 billion, excluding cost report settlements payable and valuation allowances of $26 million and $104 million, at June 30, 2006 and December 31, 2005, respectively:

	June 30, 2006
	Medicare	Medicaid	Managed Care	Indemnity, Self Pay and Other	Total
0-60 days	93%	62%	69%	31%	65%
61-120 days	4%	25%	17%	25%	17%
121-180 days	3%	13%	8%	13%	9%
Over 180 days	—%	—%	6%	31%	9%
Total	100%	100%	100%	100%	100%

	December 31, 2005
	Medicare	Medicaid	Managed Care	Indemnity, Self Pay and Other	Total
0-60 days	95%	63%	72%	47%	69%
61-120 days	4%	24%	18%	15%	16%
121-180 days	1%	13%	8%	7%	8%
Over 180 days	—%	—%	2%	31%	7%
Total	100%	100%	100%	100%	100%

Patient advocates from our Medical Eligibility Program (“MEP”) screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under our MEP, with

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

appropriate contractual allowances recorded. Based on recent trends, approximately 69% of all accounts in our MEP are ultimately approved for benefits under a government program such as Medicaid.

The following table shows the approximate amount of net accounts receivable in our MEP, still awaiting determination of eligibility under a government program at June 30, 2006 and December 31, 2005, by aging category:

	June 30,	December 31,
	2006	2005
0-60 days	$57	$60
61-120 days	16	18
121-180 days	5	7
Over 180 days (1)	—	—
Total	$78	$85

(1)          Includes accounts receivable of $9 million at both June 30, 2006 and December 31, 2005 that are fully reserved.

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

We are taking numerous actions to specifically address the level of uninsured patients. These initiatives include conducting detailed reviews of intake procedures in hospitals facing these pressures, and introducing intake best practices to all of our hospitals. We have redesigned our self-pay collection workflows, enhanced technology and improved staff training in an effort to increase collections.

OTHER OPERATING EXPENSES

Other operating expenses as a percentage of net operating revenues slightly increased for the three and six months ended June 30, 2006 compared to the same periods in 2005 due in part to fixed costs that do not fluctuate with the changes in our patient volumes, such as utilities, property taxes, information technology costs and other contracted services. Partially offsetting this increase in other operating expenses was a decrease in malpractice expense to $49 million and $92 million, respectively, for the three and six months ended June 30, 2006 compared to $58 million and $102 million, respectively, for the three and six months ended June 30, 2005. Contributing to this decline are lower patient volumes, a reduction in frequency of claims and an increase in the seven-year Federal Reserve composite rate used to discount our malpractice liabilities.

Also included in other operating expenses in the six months ended June 30, 2005 is a net gain of $5 million from the sale of certain home health agencies.

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL AND RESTRUCTURING CHARGES

During the six months ended June 30, 2006, we recorded net impairment and restructuring charges of $56 million, net of insurance recoveries of $3 million. We recorded $5 million during the six months ended June 30, 2005. See Note 4 to the Condensed Consolidated Financial Statements for additional detail of these charges and related liabilities.

In the second quarter of 2006, we announced several changes to our operating structure. Because of the restructuring of our regions as described in Note 4 to the Condensed Consolidated Financial Statements, our goodwill reporting units (as defined in SFAS No. 142, “Goodwill and Other Intangible Assets”) changed in the second quarter of 2006, requiring us to perform a goodwill impairment evaluation.  Based on this evaluation, we recorded a goodwill impairment charge of approximately $35 million during the quarter ended June 30, 2006. Based on future financial trends and the possible impact of negative trends on our future outlook, further impairments of long-lived assets and goodwill may occur, and we will incur additional restructuring charges.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COSTS OF LITIGATION AND INVESTIGATIONS

Costs of litigation and investigations in continuing operations for the three and six months ended June 30, 2006 were $728 million and $744 million, respectively, compared to $11 million and $19 million, respectively, for the same periods in 2005.  These expenses consisted primarily of legal settlements and costs to defend ourselves in various lawsuits, as described in Note 10 to the Condensed Consolidated Financial Statements.

LOSS FROM EARLY EXTINGUISHMENT OF DEBT

In connection with the early redemption of senior notes in February 2005, we recorded a $15 million loss on extinguishment of debt, representing premiums paid and the write-off of unamortized debt issuance costs.

OPERATING INCOME

Operating income in the three and six months ended June 30, 2006 was lower compared to the same periods in 2005 due primarily to the legal settlements in 2006. Operating expenses were 128.0% and 112.0%, respectively, of net operating revenues in the three and six months ended June 30, 2006 compared to 96.9% and 96.5%, respectively, in the same periods in 2005.

INTEREST EXPENSE

The increase in interest expense for the six months ended June 30, 2006, compared to the same period in 2005, was largely attributable to the issuance of $800 million of senior notes in January 2005, and the partial use of the proceeds to retire lower rate debt with maturity dates in 2006 and 2007. (See Note 5 to the Condensed Consolidated Financial Statements.)

INCOME TAXES

Income taxes in the six months ended June 30, 2006 included a $247 million income tax benefit ($171 million recorded as a current income tax receivable and $76 million as a non-current deferred tax asset) to record the tax effects of our global civil settlement with the federal government. Income taxes also included income tax expense of $1 million to adjust the valuation allowance for our deferred tax assets and an income tax benefit of $7 million to reflect changes in our tax contingency reserves.

Income taxes in the six months ended June 30, 2005 included an $8 million income tax benefit to adjust the valuation allowance for our deferred tax assets and an income tax benefit of $17 million to reflect changes in our tax contingency reserves.

PRO FORMA INFORMATION

The discounts for uninsured patients were in effect at all 57 of our hospitals as of June 30, 2006, but at only 45 of our hospitals by June 30, 2005, including our 16 hospitals in California that implemented the discounting provisions of our Compact effective February 1, 2005. In light of this phase-in of the discounts for uninsured patients under the Compact, we are supplementing certain historical information with information presented on a pro forma basis as if we had not implemented the discounts under the Compact during the periods indicated. This information includes numerical measures of our historical performance that have the effect of depicting such measures of financial performance differently from that presented in our Condensed Consolidated Financial Statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and that are defined under Securities and Exchange Commission (“SEC”) rules as “non-GAAP financial measures.” We believe that the information presented on this pro forma basis is important to our shareholders in order to show the effect that these items had on elements of our historical results of operations and provide important insight into our operations in terms of other underlying business trends, without necessarily estimating or suggesting their effect on our future results of operations. This supplemental information has inherent limitations because discounts under the Compact during the period ended June 30, 2006 are not indicative of future periods. We compensate for these inherent limitations by also utilizing comparable GAAP measures. In spite of the limitations, we find the supplemental information useful to the extent it better enables us and our investors to evaluate bad debt trends and other expenses, and we believe the consistent use of this supplemental information provides us and our investors with reliable period-to-period comparisons. Costs in our business are largely influenced by volumes and thus are generally analyzed as a percent of net operating revenues. Accordingly, we

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

provide this additional analytical information to better enable investors to measure expense categories between periods. Based on requests by shareholders and analysts, we believe these non-GAAP measures are useful as well.

The table below illustrates certain actual operating expenses as a percent of net operating revenues for our continuing general hospitals for the six months ended June 30, 2006 and 2005 as if we had not implemented the discounts under the Compact during the periods indicated. The table includes reconciliations of GAAP measures to non-GAAP measures. Investors are encouraged, however, to use GAAP measures when evaluating our financial performance.

	GAAP Amounts	Compact Adjustments	Non-GAAP Amounts
	(Dollars in Millions, Except Per Admission and Per Visit Amounts)
Six Months Ended June 30, 2006:
Net operating revenues	$4,405	$439	$4,844
Operating expenses:
Salaries, wages and benefits	1,944	—	1,944
Supplies	809	—	809
Provision for doubtful accounts	249	403	652
Other operating expenses	977	—	977

As a percentage of net operating revenues
Net operating revenues	100.0%		100.0%
Operating expenses:
Salaries, wages and benefits	44.1%		40.1%
Supplies	18.3%		16.7%
Provision for doubtful accounts	5.7%		13.5%
Other operating expenses	22.1%		20.2%

Net inpatient revenue	$3,016	$224	$3,240
Net outpatient revenue	$1,238	$215	$1,453
Admissions	293,855		293,855
Outpatient visits	2,179,106		2,179,106
Net inpatient revenue per admission	$10,264	$762	$11,026
Net outpatient revenue per visit	$568	99	$667

Six Months Ended June 30, 2005:
Net operating revenues	$4,341	$256	$4,597
Operating expenses:
Salaries, wages and benefits	1,979	—	1,979
Supplies	786	—	786
Provision for doubtful accounts	294	234	528
Other operating expenses	931	—	931

As a percentage of net operating revenues
Net operating revenues	100.0%		100.0%
Operating expenses:
Salaries, wages and benefits	45.6%		43.0%
Supplies	18.1%		17.1%
Provision for doubtful accounts	6.8%		11.5%
Other operating expenses	21.5%		20.3%

Net inpatient revenue	$2,902	$131	$3,033
Net outpatient revenue	$1,267	$125	$1,392
Admissions	302,238		302,238
Outpatient visits	2,336,976		2,336,976
Net inpatient revenue per admission	$9,602	$433	$10,035
Net outpatient revenue per visit	$542	$53	$595

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

Our obligations to make future cash payments under contracts, such as debt and lease agreements, and under contingent commitments, such as minimum revenue guarantees and standby letters of credit, are summarized in the table below, as of June 30, 2006:

		Years Ending December 31,					Later
	Total	2006	2007	2008	2009	2010	Years
	(In Millions)
Long-term debt (1)	$8,657	$207	$382	$382	$381	$381	$6,924
Global civil settlement payable (1)	306	—	39	97	97	73	—
Capital lease obligations (1)	25	2	20	—	—	—	3
Long-term non-cancelable operating leases	537	81	146	124	67	36	83
Standby letters of credit	191	148	43	—	—	—	—
Guarantees (2)	112	50	32	13	6	5	6
Asset retirement obligations	188	—	11	—	—	—	177
Purchase orders	415	415	—	—	—	—	—
Total	$10,431	$903	$673	$616	$551	$495	$7,193

(1)          Includes interest through maturity date/lease termination.

(2)          Includes minimum revenue guarantees, primarily related to physicians under relocation agreements and physician groups that provide services at our hospitals, and operating lease guarantees.

The standby letters of credit are required principally by our insurers and various states to collateralize our workers’ compensation programs pursuant to statutory requirements and as security to collateralize the deductible and self-insured retentions under some of our professional and general liability insurance programs. The amount of collateral required is principally dependent upon the level of claims activity and our creditworthiness. The insurers require the collateral in case we are unable to meet our obligations to claimants within the deductible or self-insured retention layers. The standby letters of credit are issued under our letter of credit facility and are fully collateralized by the $263 million of restricted cash on our balance sheet at June 30, 2006.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities, including amounts to comply with applicable laws and regulations, equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new buildings and various other capital improvements.

Capital expenditures were $243 million and $224 million in the six months ended June 30, 2006 and 2005, respectively. We anticipate that our capital expenditures for the year ending December 31, 2006 will total approximately $700 million, after the acceleration of certain equipment purchases in connection with our assessment of physician and hospital needs. We also expect to have an additional $100 million of capital commitments during 2006. The anticipated capital expenditures also include approximately $4 million in 2006 to meet California seismic requirements by 2012 for our remaining California facilities after all planned divestitures. The total estimated future value of capital expenditures necessary to meet the seismic requirements is approximately $414 million, which was estimated using an inflation rate of approximately 5%.

Interest payments, net of capitalized interest, were $189 million and $161 million in the six months ended June 30, 2006 and 2005, respectively. We anticipate that our interest payments for the year ending December 31, 2006 will be approximately $380 million.

Income tax payments, net of refunds received, were approximately $3 million in the six months ended June 30, 2006 compared to a net income tax refund of $535 million in the six months ended June 30, 2005. At June 30, 2006, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss carryforwards of approximately $1.2 billion expiring in 2024 and 2025, (2) approximately $6 million in alternative minimum tax credits with no expiration, and (3) general business credit carryforwards of approximately $10 million expiring in 2023-2025.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SOURCES AND USES OF CASH

Our liquidity for the six months ended June 30, 2006 was derived primarily from unrestricted cash on hand. For the six months ended June 30, 2005, our liquidity was derived primarily from proceeds from the sale of new senior notes, income tax refunds and unrestricted cash on hand.

Net cash used in operating activities was $641 million in the six months ended June 30, 2006 compared to net cash provided by operating activities of $700 million in the six months ended June 30, 2005. The principal reasons for the change were:

•                  an additional $622 million in payments during the six months ended June 30, 2006 compared to the six months ended June 30, 2005 for legal settlements and related costs comprised primarily of the global civil settlement with the federal government ($470 million), the settlement of the securities class action lawsuit and state shareholder derivative litigation ($145 million) and our February 2006 settlement with the Florida Attorney General ($7 million);

•                  an income tax refund of $537 million received in March 2005;

•                  an unfavorable change of $137 million in cash used by discontinued operations due to the impact of Hurricane Katrina on operating cash flows, payment of the Alvarado settlement ($21 million) and lower collections on accounts receivable in the current period than in the prior-year period due to a majority of account collections occurring shortly after hospital divestiture dates and a greater number of divestitures occurring in 2004;

•                  an additional $44 million of 401(k) matching contributions due to a full year of contribution matching in the six months ended June 30, 2006 compared to six months of contribution matching in the six months ended June 30, 2005 (effective July 1, 2004, we changed to an annual matching of employee 401(k) plan contributions for participants actively employed on December 31, as opposed to matching such contributions each pay period); and

•                  an additional $28 million of interest expense payments in 2006 due to debt issuances in January 2005.

Cash proceeds from the sale of new senior notes were $773 million in the six months ended June 30, 2005. We used a portion of the proceeds for the early redemption of the remaining $400 million aggregate principal amount outstanding on our senior notes due in 2006 and 2007, and the balance of the proceeds for general corporate purposes.

Proceeds from the sales of facilities, long-term investments and other assets during the six months ended June 30, 2006 and 2005 aggregated $30 million and $117 million, respectively.

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

In January 2005, we sold $800 million of unregistered 9¼% senior notes, and, in February 2005, we used a portion of the proceeds for the early redemption of the remaining $400 million aggregate principal amount outstanding on our senior notes due in 2006 and 2007. As a result, we have no significant long-term debt due until December 2011. The maturities of 90% of our long-term debt now fall between December 2011 and January 2015. An additional $450 million of long-term debt is not due until 2031.

On July 11, 2006, we filed an amended Form S-4 registration statement with the SEC to register $800 million principal amount of 9 1/4% Senior Notes due 2015 to be issued and offered in exchange for the $800 million principal amount of unregistered 9 1/4% Senior Notes due 2015 sold in January 2005.  The registration statement was declared effective on July 12, 2006, which ended the accrual period for additional interest on the unregistered senior notes. The additional interest of approximately $1.4 million was paid in full with the regular semi-annual interest payment on August 1, 2006.  The terms of the registered senior notes are substantially similar to the terms of the unregistered senior notes. The covenants governing the new issue are identical to the covenants for our other senior notes.

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

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At June 30, 2006, we had approximately $191 million of letters of credit outstanding under the letter of credit facility, which were fully collateralized by $263 million of restricted cash. We had approximately $568 million of unrestricted cash and cash equivalents on hand at June 30, 2006 to fund our operations and capital expenditures.

LIQUIDITY

We believe that existing unrestricted cash and cash equivalents on hand, insurance recoveries (of which $240 million related to Hurricane Katrina and $45 million related to the Redding settlement were received in July 2006), future cash provided by operating activities, collection of income taxes receivable and sales proceeds from our hospitals held for sale should be adequate to meet our current cash needs. It should also be adequate to finance planned capital expenditures and other presently known operating needs. Long-term liquidity for debt service will be dependent on improved cash provided by operating activities and, given favorable market conditions, future borrowings or refinancings. However, our cash needs could be materially affected by the deterioration in our results of operations, as well as the various uncertainties discussed in this and other sections, which could require us to pursue various financing options, including, but not limited to, additional borrowings, debt refinancings, asset sales or other financing alternatives. The level, if any, of these financing sources cannot be assured.

We are aggressively identifying and implementing further actions to reduce costs and enhance our operating performance, including cash flow. Among the areas being addressed are volume growth, managed care payer contracting, improved procurement efficiencies, cost standardization, bad debt expense reduction initiatives, underperforming hospitals and reducing certain hospital and overhead costs not related to patient care. We believe our restructuring plans and the various initiatives we have undertaken will ultimately position us to report improved operating performance, although that performance may remain somewhat below our hospital management peers because of geographic and other differences in hospital portfolios.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $303 million of standby letters of credit and guarantees as of June 30, 2006 (shown in the cash requirements table above). The letters of credit are collateralized by $263 million of restricted cash.

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

•                  Asset retirement obligations.

•                  Accounting for income taxes.

•                  Accounting for stock-based compensation—See Note 6 to the Condensed Consolidated Financial Statements for discussion of changes we were required to make upon adoption of SFAS 123(R) effective January 1, 2006.

TENET HEALTHCARE CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain of our market-sensitive financial instruments as of June 30, 2006.

	Maturity Date, Year Ending December 31,
	2006	2007	2008	2009	2010	Thereafter	Total
	(Dollars in Millions)
Fixed-rate long-term debt	$19	$22	$2	$1	$1	$4,862	$4,907
Average interest rates	8.5%	8.5%	8.5%	8.5%	8.5%	8.2%	8.2%

Fixed-rate global civil settlement obligation	$—	$39	$97	$97	$73	$—	$306
Average interest rate	—	4.1%	4.1%	4.1%	4.1%	—	4.1%

At June 30, 2006, we had no significant borrowings subject to or with variable interest rates. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.

At June 30, 2006, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio. At June 30, 2006, we had accumulated unrealized losses of approximately $2 million related to our captive insurance companies’ investment portfolios.

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

TENET HEALTHCARE CORPORATION

PART II.

ITEM 1. LEGAL PROCEEDINGS

During the past several years, Tenet and our subsidiaries have been subject to a significant number of claims and lawsuits. Also during the past several years, we became the subject of federal and state agencies’ civil and criminal investigations and enforcement efforts, and received subpoenas and other requests from those agencies for information relating to a variety of subjects. Some of these matters were resolved in 2004 and 2005, and many of them have recently been resolved, as described below and in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “Annual Report”) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (which we refer to below as “our first quarter 10-Q”). Most significantly, in the second quarter of 2006, we settled numerous outstanding issues with the federal government.

While we cannot predict the likelihood of future claims or inquiries, we expect that new matters may be initiated against us from time to time. The results of claims, lawsuits and investigations also cannot be predicted, and it is possible that the ultimate resolution of these matters, individually or in the aggregate, may have a material adverse effect on our business (both in the near and long term), financial position, results of operations or cash flows. We recognize that, where appropriate, our interests may be best served by resolving certain matters without litigation. If non-litigated resolution is not possible or appropriate with respect to a particular matter, we will continue to defend ourselves vigorously.

We refer you to Part I, Item 3, Legal Proceedings, of our Annual Report for a description of material legal proceedings and investigations that are not in the ordinary course of business as updated through the filing date of the Annual Report. We also refer you to Part II, Item 1, Legal Proceedings, of our first quarter 10-Q for a description of the material developments occurring with respect to legal proceedings and investigations through the filing date of our first quarter 10-Q. Since that time, further material developments, as described below, have occurred. For additional information, see Note 10 to the Condensed Consolidated Financial Statements included in this report.

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

SIGNIFICANT SETTLEMENTS

Settlement of In re Tenet Healthcare Corporation Derivative Litigation

On January 12, 2006, we announced that we had reached an agreement in principle to settle the shareholder derivative action filed in the Superior Court of California, County of Santa Barbara, against members of our board of directors and senior management by shareholders purporting to pursue their actions on behalf of Tenet and for our benefit. The complaint alleged, among other things, that the individual defendants breached their fiduciary duties and engaged in gross mismanagement by allegedly ignoring indicators of the lack of control over our accounting and management practices, allowing the Company to engage in improper conduct, permitting misleading information to be disseminated to shareholders, failing to monitor hospitals and doctors to prevent improper action, and otherwise failing to carry out their duties and obligations to the Company. The lead plaintiff further alleged that the defendants violated the California insider trading statute. In March 2006, we paid a $5 million award of attorneys’ fees in connection with the settlement. On May 4, 2006, we received final court approval of the settlement, which covers all the former directors and officers named in the litigation.

On July 6, 2006, two objectors to the settlement and their counsel filed a notice of appeal with the Santa Barbara Superior Court purporting to appeal several orders that the court entered in connection with its approval of the settlement, including the order overruling their original objections to the settlement. We believe that the trial court’s orders were correct and intend to defend those orders on appeal.

TENET HEALTHCARE CORPORATION

LEGAL PROCEEDINGS

Settlement of United States v. Weinbaum, Tenet HealthSystem Hospitals, Inc. and Alvarado Hospital Medical Center, Inc.

On May 17, 2006, we announced that we had reached a civil settlement with the U.S. Attorney for the Southern District of California to resolve the criminal case against Alvarado Hospital Medical Center, Inc. (a Tenet subsidiary that owns Alvarado Hospital Medical Center, a general hospital located in San Diego, California), Tenet HealthSystem Hospitals, Inc. (the legal entity that was doing business as Alvarado Hospital Medical Center, Inc. during some of the period of time covered by the indictment) and Barry Weinbaum (the former chief executive officer of Alvarado Hospital Medical Center). In two separate trials, both of which ended in mistrials, the government alleged that the defendants made illegal use of physician relocation, recruitment and consulting agreements, and charged the defendants with conspiracy to violate the federal anti-kickback statute and a number of substantive counts of paying illegal remunerations in violation of the statute.

As part of the civil settlement, we denied the government’s allegations. In both trials, we strongly maintained that physician relocation agreements are a common practice in the hospital industry as a means to bring needed health care resources to communities. We agreed to the civil settlement, which included a payment of $21 million to resolve potential civil claims by the government, to avert a third criminal trial, as well as potential civil liabilities that could have resulted.

On May 26, 2006, the government filed a motion to dismiss the criminal case with prejudice and the court entered an order on May 30, 2006 dismissing the case with prejudice as to all defendants. As part of the settlement, the government also agreed that it will not file any civil litigation in connection with the matter. In order to conclude the settlement, we agreed to the demand of the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services to sell or close Alvarado Hospital Medical Center within a specified period of time or have the hospital face exclusion from federal health care programs.

Global Civil Settlement with the United States of America

On June 28, 2006, Tenet, on behalf of our predecessors and current and former affiliates, divisions, and direct and indirect subsidiaries, along with several specified subsidiaries and 165 hospitals, entered into a Civil Settlement Agreement with the United States of America, acting through the Department of Justice (“DOJ”) and on behalf of the OIG; the TRICARE Management Activity (formerly the Office of Civilian Health and Medical Program of the Uniformed Services), through its general counsel; and the Office of Personnel Management, which administers the Federal Employees Health Benefit Program (collectively, the “United States”). The settlement concludes several previously disclosed matters, including:

•                  the inquiry commenced in January 2003 by the U.S. Attorney’s Office for the Central District of California into whether our receipt of outlier payments violated federal law and whether we omitted material facts concerning our outlier revenue from our public filings;

•                  civil investigations by U.S. Attorneys in Los Angeles and San Francisco, California, El Paso, Texas, New Orleans, Louisiana, St. Louis, Missouri and Memphis, Tennessee into our hospitals’ relationships and financial arrangements with physicians;

•                  the civil cases entitled United States v. Tenet Healthcare Corp., et al., Case Nos. CV-03-206-GAF, CV-04-857-GAF and CV-04-859-GAF (U.S. District Court for the Central District of California), which the DOJ first filed against the Company in January 2003, alleging violations of the federal False Claims Act and various common law theories of liability arising out of certain hospital billings to Medicare for inpatient stays reimbursed pursuant to four specific diagnosis-related groups (DRGs);

•                  the inquiry commenced in October 2003 by the U.S. Attorney’s Office in New Orleans into services provided by Peoples Health Network, an unconsolidated New Orleans health plan management services provider in which one of our subsidiaries holds a 50% membership interest; and

•                  the investigation by the U.S. Attorney’s Office for the Central District of California into coding, billing and cost reporting relating to the Comprehensive Cancer Center at our Desert Regional Medical Center in Palm Springs, California.

The settlement also relates to various sealed qui tam, or whistleblower, actions brought by private citizens on behalf of the government concerning allegedly excessive or inappropriate claims to government health care programs, including Medicare. Although we specifically deny the allegations outlined by the government in the Civil Settlement Agreement, we agreed to

TENET HEALTHCARE CORPORATION

LEGAL PROCEEDINGS

reach a full and final settlement as described in the agreement to avoid the delay, uncertainty, inconvenience and expense of protracted litigation.

Under the Civil Settlement Agreement, we agreed to pay to the United States:

•                  $450 million, plus interest accruing at a simple rate of 4.125% from November 1, 2005, within 10 days after the effective date of the settlement agreement; and

•                  $275 million, plus interest accruing at a simple rate of 4.125% from November 1, 2005, in quarterly installments from November 1, 2007 through August 1, 2010.

In addition, we agreed to waive, and not assert any claim for, certain Medicare disproportionate share and outlier payments to which we may be entitled from government health care programs, which payments are valued by the government at $175 million.

We further agreed to continue to cooperate with the government in connection with any investigation the government may pursue into the actions of individuals, including former executive officers and employees of the Company, relating to the matters described in the Civil Settlement Agreement. The government has agreed that if it pursues claims that result in judgments against or settlements with any individuals in connection with matters covered by the settlement agreement, and a court determines that the individuals are entitled by law to indemnification from the Company or its subsidiaries for all or any portion of those judgment or settlement amounts, then the government will seek to recover from the individuals only those amounts that, in the aggregate, total no more than $75 million.

We also agreed to enter into a multi-year Corporate Integrity Agreement (“CIA”) with the OIG within 90 days of the effective date of the Civil Settlement Agreement. The parties are currently finalizing a CIA and have reached a common understanding on the general terms of such an agreement. Upon execution of a CIA, the OIG will provide a release to us, agreeing not to institute, direct or maintain an administrative action seeking exclusion against the Company, or any of our hospitals or subsidiaries, for the conduct that is the subject of the Civil Settlement Agreement.

Finally, we have been notified by the U.S. Attorney’s Office in Los Angeles that it does not, at this time, intend to pursue criminal charges against the Company as a result of the covered conduct, as that term is used in the Civil Settlement Agreement. The U.S. Attorney has reserved the right to pursue such criminal charges against the Company in the future should new information surface.

PENDING MATTERS

Brockovich, on behalf of the United States of America v. Tenet Healthcare Corporation, et al., BC353406 (Los Angeles Superior Court, filed June 2, 2006)

Plaintiff Erin Brockovich, purportedly on behalf of the United States of America, filed a civil complaint in Los Angeles Superior Court on June 2, 2006, alleging that Tenet and several of our subsidiaries inappropriately received reimbursement from Medicare for treatment given to patients whose injuries were caused by the Company and those subsidiaries as a result of medical error or neglect. On the same day, plaintiff also filed lawsuits against six other companies that own hospitals and convalescent homes in California with the same allegations. In addition, her attorneys have filed similar cases in New Jersey and Florida using others as plaintiffs. In this case, plaintiff is seeking damages of twice the amount that defendants were allegedly obligated to pay or reimburse Medicare in connection with the treatment in question, plus interest, together with plaintiff’s costs and fees, including attorneys’ fees. We strongly dispute the merits of the allegations in the suit and will vigorously defend the Company in this matter.

Dunlap v. Faruqi & Faruqi, LLP, et al. and Tenet Healthcare Corporation (Nominal Defendant), Case No. CV-06-03279-MRP (U.S. District Court for the Central District of California, filed May 26, 2006)

On May 26, 2006, plaintiff John Dunlap, a purported Tenet shareholder, filed a derivative action against certain law firms and individual attorneys who represented shareholders in the now-settled California state derivative litigation, current and former directors and executive officers of Tenet, and the law firm and individual attorneys who represented Tenet in the state derivative litigation and currently represent the Company in the federal derivative litigation. The complaint alleged that

TENET HEALTHCARE CORPORATION

LEGAL PROCEEDINGS

defendants breached their fiduciary duty to Tenet in connection with the settlement of the state derivative action. Tenet was named as a nominal defendant in the matter. Plaintiff sought unspecified damages, punitive damages, costs and attorneys’ fees. On August 4, 2006, the matter was dismissed without prejudice pursuant to the stipulation of the parties. In that stipulation, plaintiff indicated that he will immediately file a complaint containing virtually identical claims against largely the same defendants in California state court.

Rudman Partners, L.P., et al. v. Tenet Healthcare Corporation, et al., Case No. CV06-3455 RJK (CWx) (U.S. District Court for the Central District of California, filed June 6, 2006)

On June 6, 2006, four purported Tenet shareholders who opted out of the settlement of the federal securities class action lawsuit entitled In Re Tenet Healthcare Corporation Securities Litigation filed a civil complaint in the U.S. District Court for the Central District of California against the Company, certain former officers of the Company and KPMG LLP (“KPMG”), the Company’s independent registered public accounting firm. Plaintiffs assert substantively the same factual allegations concerning Tenet’s receipt and disclosure of Medicare outlier payments that were asserted in the federal securities class action lawsuit. Specifically, plaintiffs allege the following claims: (a) that the Company, KPMG and former executives Jeffrey Barbakow, David Dennis and Thomas Mackey are liable for securities fraud under Section 10(b) of and Rule 10b-5 under the Securities Exchange Act of 1934; and (b) that defendants Jeffrey Barbakow, David Dennis, Thomas Mackey, Raymond Mathiasen, Barry Schochet and Christi Sulzbach are liable for control person liability pursuant to Section 20(a) of the Exchange Act.  Plaintiffs seek an undisclosed amount of compensatory damages and reasonable attorneys’ fees and expenses. Defendants are required to respond to plaintiffs’ complaint by September 15, 2006.

Investigation by Louisiana Attorney General’s Office

In connection with an investigation into patient deaths that occurred at various hospitals and nursing homes following Hurricane Katrina, the Louisiana Attorney General’s Office conducted a review of events that occurred during the hurricane at two Tenet hospitals in New Orleans. The hospitals, Memorial Medical Center and Lindy Boggs Medical Center, have both been closed since September 2, 2005 because of damage from the hurricane. On October 1, 2005, representatives of the Louisiana Attorney General’s Office conducted a search of Memorial’s campus pursuant to a search warrant issued by an Orleans Parish state judge on September 30, 2005. Certain records and other materials were removed, including materials from an independently owned long-term acute care facility on Memorial’s campus, which is managed and operated under separate license by LifeCare Holdings Inc., which is not affiliated with us. The Attorney General’s Office also issued subpoenas to Tenet and Memorial requesting documents pertaining to the matters under investigation and events occurring at the hospital during and after the hurricane. In addition, the Attorney General subpoenaed certain individuals he wanted to question on these matters, including a number of Tenet employees.

We learned in mid-July 2006 that the Louisiana Attorney General had referred the findings of his ten-month investigation to the New Orleans District Attorney. The Attorney General’s Office also announced that it had issued arrest warrants for two nurses who were employees of Memorial and one doctor on the medical staff there, alleging that they may have administered pain medication that hastened the deaths of four patients of LifeCare’s facility in the aftermath of the hurricane. These individuals have not yet been charged.

TENET HEALTHCARE CORPORATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on May 12, 2006. Our shareholders elected all of the board’s nominees for director and also ratified the selection of KPMG LLP as our independent registered public accountants for the fiscal year ending December 31, 2006.

(1)           Results of Election of Directors:

	For	Withheld
Trevor Fetter	412,854,367	9,326,596
Brenda J. Gaines	411,399,130	10,781,833
Karen M. Garrison	412,933,450	9,247,513
Edward A. Kangas	411,364,870	10,816,093
J. Robert Kerrey	398,399,415	23,781,548
Floyd D. Loop, M.D.	388,699,821	33,481,142
Richard R. Pettingill	396,749,429	25,431,534
James A. Unruh	395,556,572	26,624,391
J. McDonald Williams	411,389,420	10,791,543

(2)                                 Ratification of selection of KPMG LLP as our independent registered public accountants for the fiscal year ending
December 31, 2006:

For	411,739,747
Against	8,094,450
Abstain	2,346,766

ITEM 5. OTHER INFORMATION

On June 29, 2006, we filed a Current Report on Form 8-K with the SEC stating that, on June 26, 2006, our board of directors approved the divestiture of 10 hospitals by mid-2007 and Alvarado Hospital Medical Center, which we agreed to divest as part of our settlement with the U.S. Attorney in San Diego, and as a result, our management determined that it would be necessary to record material charges for impairment to those hospitals’ long-lived assets and the goodwill associated with those hospitals under GAAP.  At the time of the filing, we were unable to estimate the amount or range of amounts of the impairment charges that would be recorded in our financial results for the quarter ending June 30, 2006.

In connection with the preparation of our second quarter 2006 financial statements, we recorded a $114 million impairment charge for the write-down of the long-lived hospital assets to their estimated fair values, less estimated costs to sell, and $9 million in goodwill impairment related to three of the hospitals. No portion of the impairment charges will result in future cash expenditures.

ITEM 6. EXHIBITS

(10)	Material Contracts

	(a)	Letter from the Registrant to Biggs C. Porter, dated May 22, 2006
	(b)	Tenet Executive Severance Plan
(c)

Civil Settlement Agreement, dated June 28, 2006, among Tenet Healthcare Corporation, Tenet HealthSystem HealthCorp., Tenet HealthSystem Holdings, Inc., Tenet HealthSystem Medical, Inc., OrNda Hospital Corp., the hospitals named therein and the United States of America (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 28, 2006, filed June 29, 2006)

(31)	Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of Trevor Fetter, President and Chief Executive Officer
	(b)	Certification of Biggs C. Porter, Chief Financial Officer

(32)	Section 1350 Certifications of Trevor Fetter, President and Chief Executive Officer, and Biggs C. Porter, Chief Financial Officer

TENET HEALTHCARE CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tenet Healthcare Corporation (Registrant)

Date: August 9, 2006	By:	/s/ BIGGS C. PORTER
Biggs C. Porter
Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2006	By:	/s/ TIMOTHY L. PULLEN
Timothy L. Pullen
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)