Form 10-Q
period 2006-09-30
TENET HEALTHCARE CORP
filed 2006-11-07
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2006

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

As of October 31, 2006, there were 471,318,334 shares of common stock outstanding.

TENET HEALTHCARE CORPORATION

i

PART I.

ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$809	$1,373
Investments in marketable debt securities	15	5
Receivable for insurance recoveries	—	75
Accounts receivable, less allowance for doubtful accounts ($499 at September 30, 2006 and $594 at December 31, 2005)	1,453	1,525
Inventories of supplies, at cost	177	190
Income tax receivable	174	—
Deferred income taxes	113	107
Assets held for sale	171	11
Other current assets	226	222
Total current assets	3,138	3,508
Restricted cash	263	263
Investments and other assets	369	380
Property and equipment, at cost, less accumulated depreciation and amortization ($2,608 at September 30, 2006 and $2,582 at December 31, 2005)	4,317	4,620
Goodwill	753	800
Other intangible assets, at cost, less accumulated amortization ($138 at September 30, 2006 and $134 at December 31, 2005)	202	241
Total assets	$9,042	$9,812

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$38	$19
Accounts payable	749	857
Accrued compensation and benefits	356	441
Professional and general liability reserves	145	145
Accrued interest payable	98	124
Accrued legal settlement costs	47	313
Income taxes payable	107	—
Other current liabilities	367	393
Total current liabilities	1,907	2,292
Long-term debt, net of current portion	4,759	4,784
Professional and general liability reserves	583	594
Accrued legal settlement costs	275	—
Other long-term liabilities and minority interests	726	909
Deferred income taxes	161	212
Total liabilities	8,411	8,791
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 527,057,200 shares issued at September 30, 2006 and 525,373,176 shares issued at December 31, 2005	26	26
Additional paid-in capital	4,347	4,320
Accumulated other comprehensive loss	(39)	(39)
Accumulated deficit	(2,224)	(1,807)
Less common stock in treasury, at cost, 55,739,750 shares at September 30, 2006 and 55,663,588 shares at December 31, 2005	(1,479)	(1,479)
Total shareholders’ equity	631	1,021
Total liabilities and shareholders’ equity	$9,042	$9,812

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions,
Except Per-Share Amounts
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net operating revenues	$2,117	$2,150	$6,522	$6,491
Operating expenses:
Salaries, wages and benefits	953	985	2,897	2,964
Supplies	386	398	1,195	1,184
Provision for doubtful accounts	157	183	406	477
Other operating expenses	513	486	1,490	1,417
Depreciation	77	82	229	233
Amortization	6	10	18	19
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	1	9	57	14
Hurricane insurance recoveries, net of costs	(4)	9	(14)	9
Costs of litigation and investigations	7	28	751	47
Loss from early extinguishment of debt	—	—	—	15
Operating income (loss)	21	(40)	(507)	112
Interest expense	(104)	(101)	(307)	(304)
Investment earnings	15	17	49	41
Minority interests	(1)	(1)	(2)	(2)
Net gains on sales of investments	—	—	2	—
Loss from continuing operations, before income taxes	(69)	(125)	(765)	(153)
Income tax (expense) benefit	39	(3)	287	27
Loss from continuing operations, before discontinued operations and cumulative effect of change in accounting principle	(30)	(128)	(478)	(126)
Discontinued operations:
Loss from operations of asset group	(17)	(14)	(34)	(72)
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	—	(223)	(76)	(231)
Hurricane insurance recoveries, net of costs	(6)	(32)	186	(32)
Litigation settlements, net of insurance recoveries	—	—	24	—
Net gain (loss) on sales of asset group	3	(2)	2	20
Income tax (expense) benefit	(39)	(2)	(43)	3
Income (loss) from discontinued operations	(59)	(273)	59	(312)
Loss before cumulative effect of change in accounting principle	(89)	(401)	(419)	(438)
Cumulative effect of change in accounting principle, net of tax	—	—	2	—
Net loss	$(89)	$(401)	$(417)	$(438)
Earnings (loss) per common share and common equivalent share
Basic and Diluted
Continuing operations	$(0.06)	$(0.27)	$(1.02)	$(0.27)
Discontinued operations	(0.13)	(0.58)	0.13	(0.67)
Cumulative effect of change in accounting principle, net of tax	—	—	—	—
	$(0.19)	$(0.85)	$(0.89)	$(0.94)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	471,227	469,179	470,635	468,663
Diluted	471,227	469,179	470,635	468,663

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Net loss	$(417)	$(438)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	247	252
Provision for doubtful accounts	406	477
Deferred income tax benefit	(2)	(35)
Stock-based compensation charges	34	38
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	57	14
Costs of litigation and investigations	751	47
Loss from early extinguishment of debt	—	15
Pre-tax (income) loss from discontinued operations	(102)	315
Cumulative effect of change in accounting principle	(2)	—
Other items	(9)	3
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from sales of facilities:
Accounts receivable	(359)	(500)
Inventories and other current assets	(29)	2
Income taxes	(271)	537
Accounts payable, accrued expenses and other current liabilities	(226)	(61)
Other long-term liabilities	31	32
Insurance recoveries for business interruption and other costs	161	—
Payments against reserves for restructuring charges and litigation costs and settlements	(683)	(73)
Net cash provided by (used in) operating activities from discontinued operations, excluding income taxes and insurance recoveries for business interruption and other costs	(28)	60
Net cash provided by (used in) operating activities	(441)	685
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(346)	(333)
Purchases of property and equipment — discontinued operations	(45)	(27)
Purchase of property and buyout of discontinued operation joint venture interest	(28)	—
Proceeds from sales of facilities, investments and other assets	165	153
Purchases of marketable securities	(18)	(5)
Insurance recoveries for property damage	115	21
Other items	35	(16)
Net cash used in investing activities	(122)	(207)
Cash flows from financing activities:
Sale of new senior notes	—	773
Repurchases of senior notes	—	(413)
Payments of borrowings	(3)	(25)
Proceeds from exercise of stock options	—	11
Other items	2	2
Net cash provided by (used in) financing activities	(1)	348
Net increase (decrease) in cash and cash equivalents	(564)	826
Cash and cash equivalents at beginning of period	1,373	654
Cash and cash equivalents at end of period	$809	$1,480
Supplemental disclosures:
Interest paid, net of capitalized interest	$(312)	$(292)
Income tax refunds received (payments made), net	$(28)	$529

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

Description of Business

Tenet Healthcare Corporation (together with our subsidiaries, referred to as “Tenet,” the “Company,” “we” or “us”) is an investor-owned health care services company whose subsidiaries and affiliates (collectively, “subsidiaries”) operate general hospitals and related health care facilities, and hold investments in other companies (including health care companies). At September 30, 2006, our subsidiaries operated 66 general hospitals, including a cancer hospital, two critical access hospitals and nine hospitals not yet divested that are classified as discontinued operations, with a total of 17,016 licensed beds, serving urban and rural communities in 12 states. We also owned or operated various related health care facilities, including two rehabilitation hospitals, a long-term acute care hospital, a skilled nursing facility and a number of medical office buildings—all of which are located on, or nearby, one of our general hospital campuses; physician practices; captive insurance companies; and other ancillary health care businesses (including outpatient surgery centers, diagnostic imaging centers, and occupational and rural health care clinics).

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

Certain balances in the accompanying Condensed Consolidated Financial Statements and related notes have been reclassified to conform to current year presentation or to give retrospective presentation to the discontinued operations described in Note 3. Unless otherwise indicated, all financial and statistical information for all periods included herein relates to our continuing operations, with dollar amounts expressed in millions (except per-share amounts).

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

Operating results for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year 2006. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly trends in patient accounts receivable collectibility and associated provisions for doubtful accounts; the timing and magnitude of price changes; fluctuations in contractual allowances, including the impact of the discounting components of our Compact with Uninsured Patients (“Compact”) and cost report settlements and valuation allowances; managed care contract negotiations or terminations and payer consolidations; changes in Medicare regulations; Medicaid funding levels set by the states in which we operate; levels of malpractice expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and valuation allowances; the timing and amounts of stock option and restricted stock unit grants to employees, directors and others; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: the business environment of local communities; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; local health care competitors; managed care contract negotiations or terminations; unfavorable publicity, which impacts relationships with physicians and patients; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Change in Accounting Principle

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payments,” and recorded a $2 million ($0.00 per share) credit, net of tax expense and related deferred tax valuation allowance, as a cumulative effect of a change in accounting principle. See Note 6 for further information.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” (“FIN 47”) effective December 31, 2005 and recorded a liability of $19 million, of which $16 million was recorded as a cumulative effect of a change in accounting principle, net of tax benefit and related deferred tax valuation allowance. Substantially all of the impact of adopting FIN 47 relates to estimated costs to remove asbestos that is contained within our facilities. If we had adopted FIN 47 effective January 1, 2005, it would have increased net loss for the three and nine months ended September 30, 2005 by less than $0.5 million and $1.5 million, respectively. The impact of adopting FIN 47 on the three and nine months ended September 30, 2006 was approximately $0.5 million and $1.5 million, respectively.

Change in Estimate

Based on updated historical cost report settlement trends and refinements to estimate such trends, our net operating revenues for the nine months ended September 30, 2006 include a favorable adjustment of $16 million ($0.03 per share) as a result of a change in estimate of the valuation allowances necessary for prior-year cost report periods not yet audited and settled by our fiscal intermediary. For further information on the estimation of valuation allowances for prior-year cost report periods, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Revenue Recognition” in our Annual Report.

NOTE 2.  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

During the three and nine months ended September 30, 2006, we recorded $255 million and $694 million, respectively, of discounts on self-pay accounts under our Compact as contractual allowances compared to $180 million and $436 million during the three and nine months ended September 30, 2005, respectively. Prior to implementation of the Compact, a significant portion of these discounts would have been recorded as provision for doubtful accounts if the accounts were not collected. The discounts for uninsured patients were in effect at all 57 of our hospitals during the nine months ended September 30, 2006, but during 2005 were not in effect at our 12 Texas hospitals until September 1, 2005 and 15 of our California hospitals until February 1, 2005.

We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per diem amount for services received, subject to a cap. Except for the per diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. For the three and nine months ended September 30, 2006, $156 million and $457 million, respectively, in charity care gross charges were excluded from net operating revenues and provision for doubtful accounts compared to $139 million and $421 million for the three and nine months ended September 30, 2005, respectively.

Accounts that are pursued for collection through regional or hospital-based business offices are maintained on our hospitals’ books and reflected in patient accounts receivable with an allowance for doubtful accounts established to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivables by hospital, our historical collection experience by hospital and for each type of payer, and other relevant factors. Changes in these factors could have an impact on our estimates.

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

The principal components of accounts receivable are shown in the table below:

	September 30,	December 31,
	2006	2005
Continuing Operations:
Patient accounts receivable	$1,702	$1,860
Allowance for doubtful accounts	(448)	(487)
Estimated future recovery of accounts assigned to collection agencies	45	62
Net cost report settlements payable and valuation allowances	(15)	(104)
	1,284	1,331
Discontinued Operations:
Patient accounts receivable	$200	$303
Allowance for doubtful accounts	(51)	(107)
Estimated future recovery of accounts assigned to collection agencies	5	13
Net cost report settlements (payable) receivable and valuation allowances	15	(15)
	169	194
Accounts receivable, net	$1,453	$1,525

NOTE 3.  DISCONTINUED OPERATIONS

On June 29, 2006, we announced our strategic plan to divest 10 hospitals—four in Louisiana and three each in Pennsylvania and Florida—in addition to Gulf Coast Medical Center, which we sold in June 2006, and Alvarado Hospital Medical Center, which we agreed to sell or close as part of our May 2006 settlement with the U.S. Attorney in San Diego, California. Of these 11 hospitals held for sale as of June 30, 2006, we completed the divestiture of three hospitals in Louisiana and one in Florida in September 2006, signed definitive agreements to divest another three hospitals and are negotiating with buyers for the remaining four hospitals slated for divestiture. We have classified the results of operations of all 12 hospitals as discontinued operations for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

In January 2004, we announced a major restructuring of our operations involving the proposed divestiture of 27 general hospitals (19 in California and eight others in Louisiana, Massachusetts, Missouri and Texas). As of September 30, 2006, we had completed the divestiture of 25 of the 27 facilities. Discussions and negotiations with potential buyers for the remaining two hospitals slated for divestiture were ongoing as of September 30, 2006. We have classified the results of operations of these hospitals and certain other prior period divestitures (see Note 5 to the Consolidated Financial Statements in our Annual Report) as discontinued operations for all periods presented in the accompanying Condensed Consolidated Statements of Operations in accordance with SFAS 144.

At September 30, 2006 and December 31, 2005, we classified $166 million and $6 million, respectively, of assets of the nine and two hospitals then-currently held for sale and certain hospitals previously sold as “assets held for sale” in the accompanying Condensed Consolidated Balance Sheets. These assets consist primarily of property and equipment and were recorded at the lower of the asset’s carrying amount or its fair value less costs to sell. The fair value estimates were derived from independent appraisals, established market values of comparable assets, or internal estimates of future net cash flows. These fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the future financial results of these hospitals and how they are operated by us until they are divested, changes in health care industry trends and regulations until the hospitals are divested, and whether we ultimately divest the hospital assets to buyers who will continue to operate the assets as general hospitals or utilize the assets for other purposes. Because we do not intend to sell the accounts receivable of the asset group, these receivables, less the related allowance for doubtful accounts and net cost report settlements payable and valuation allowances, are included in our consolidated net accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We recorded $76 million of impairment and restructuring charges in discontinued operations during the nine months ended September 30, 2006 consisting primarily of $126 million for the write-down of long-lived assets to their estimated fair values, less estimated costs to sell, $12 million in goodwill impairment, $2 million for employee severance and retention costs, and $1 million in lease termination and other costs, offset by $65 million in insurance recoveries related to Hurricane Katrina property claims. The total impairment charges include $126 million of charges related to our announced disposition of 10 hospitals in June 2006.

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

We recorded $231 million of impairment and restructuring charges in discontinued operations during the nine months ended September 30, 2005 consisting of $234 million for the write-down of long-lived assets to their estimated fair values, less estimated costs to sell, primarily related to damaged assets of our Gulf Coast operations affected by Hurricane Katrina and three other hospitals, $9 million in employee severance and retention costs, and $1 million in lease termination and other costs, offset by $10 million in insurance recoveries related to Hurricane Katrina property claims and a $3 million reduction in reserves recorded in prior periods.

In December 2004, we agreed to pay $395 million to settle substantially all of the patient litigation against us and our subsidiaries arising out of allegations that medically unnecessary cardiac procedures were performed at Redding Medical Center, and we recorded a charge for that amount in discontinued operations. We sought recovery under our excess professional and general liability insurance policies for up to the $275 million aggregate limit of our insurance policies that covered such claims. Our three insurance carriers raised coverage defenses and refused to pay under these policies. In January 2005, we filed for arbitration against each of the three carriers to resolve the dispute. However, we reached a settlement with one of the excess carriers in the amount of $45 million, which we recorded as an insurance recovery in the quarter ended March 31, 2006 and collected in July 2006. This insurance recovery reduces the total remaining excess limits available under our excess policies to $230 million (including up to a maximum of $200 million for the Redding claims) for all occurrences prior to June 1, 2003. We continue to pursue recovery from the other two carriers under these excess policies up to a maximum of $200 million for the Redding claims. We currently maintain other excess liability insurance policies having a maximum aggregate coverage limit of $275 million for occurrences from June 1, 2003 through May 31, 2007.

In addition to the $45 million insurance recovery related to Redding Medical Center, we recorded a $21 million charge during the quarter ended June 30, 2006 related to our May 2006 civil settlement concerning Alvarado Hospital Medical Center. This charge is reflected in litigation settlements, net of insurance recoveries, in discontinued operations in the accompanying Condensed Consolidated Statements of Operations.

Net operating revenues and income (loss) before taxes reported in discontinued operations for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net operating revenues	$246	$364	$767	$1,170
Income (loss) before taxes	(20)	(271)	102	(315)

As we move forward with our previously announced divestiture plans, we may incur additional asset impairment and restructuring charges in future periods.

NOTE 4.  IMPAIRMENT AND RESTRUCTURING CHARGES

During the nine months ended September 30, 2006, we recorded net impairment and restructuring charges of $57 million. Prior to our decision to divest five of our six hospitals in Louisiana, we recorded a $35 million goodwill impairment related to the formation of our NOLA Regional Health Network, which consisted of those six hospitals that were previously part of our Texas-Gulf Coast Region, primarily due to the adverse

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

current and anticipated future financial trends of those six hospitals. In addition, we had a $28 million write-down of long-lived assets to their estimated fair values, primarily due to the adverse current and anticipated future financial trends at one of our hospitals, in accordance with SFAS 144, offset by $3 million of insurance recoveries for property damage caused by Hurricane Katrina. The fair value estimates were derived from independent appraisals, established market values of comparable assets, or internal estimates of future net cash flows. These fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the future financial results of these hospitals, how the hospitals are operated by us in the future, changes in health care industry trends and regulations, and the nature of the ultimate disposition of the assets. In addition, approximately $1 million in employee severance and related costs and $2 million in lease termination costs were recorded as restructuring charges during the nine months ended September 30, 2006, offset by a $6 million reduction in restructuring reserves recorded in prior periods.

During the nine months ended September 30, 2005, we recorded impairment and restructuring charges of $14 million consisting of an $11 million write-down of long-lived assets to their estimated fair values, less costs to sell, $6 million in employee severance, benefits and relocation costs, $3 million of lease termination costs, and $4 million in non-cash stock option modification costs related to terminated employees, offset by a $10 million reduction in restructuring reserves recorded in prior periods.

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

•                   Our new Southern States region includes all of our hospitals in Alabama, Georgia, Louisiana, North Carolina and South Carolina;

•                   Our new Texas region includes all of our hospitals in Texas; and

•                   Our Florida hospitals are split into two separately managed networks:

•      Miami-Dade Health Network, which includes five hospitals in Miami-Dade and Broward counties; and

•      Palm Beach Health Network, which includes six hospitals in Palm Beach and Broward counties.

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

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below is a reconciliation of beginning and ending liability balances in connection with restructuring charges recorded during the nine months ended September 30, 2006 in continuing and discontinued operations:

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Balances at End of Period
Nine months ended September 30, 2006
Continuing operations:
Severance costs in connection with hospital cost-control programs and general overhead-reduction plans, and lease termination costs	$38	$(3)	$(16)	$19
Discontinued operations:
Lease cancellations and estimated costs associated with the sale or closure of hospitals and other facilities	27	3	(12)	18
	$65	$—	$(28)	$37

The above liability balances are included in other current liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Cash payments to be applied against these accruals at September 30, 2006 are expected to be approximately $4 million in the remainder of 2006 and $33 million thereafter.

NOTE 5.  LONG-TERM DEBT, LEASE OBLIGATIONS AND GUARANTEES

The table below shows our long-term debt as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
Senior notes:
6 3/8%, due 2011	$1,000	$1,000
6 1/2%, due 2012	600	600
7 3/8%, due 2013	1,000	1,000
9 7/8%, due 2014	1,000	1,000
9 1/4%, due 2015	800	800
6 7/8%, due 2031	450	450
Notes payable and capital lease obligations, collateralized by property and equipment, payable in installments through 2013 (1)	46	58
Unamortized note discounts	(99)	(105)
Total long-term debt	4,797	4,803
Less current portion	38	19
Long-term debt, net of current portion	$4,759	$4,784

(1)               Includes $2 million at September 30, 2006 and $12 million at December 31, 2005 related to general hospitals held for sale (see Note 3).

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

Physician Relocation Agreements and Other Minimum Revenue Guarantees

Consistent with our policy on physician relocation and recruitment, we provide income guarantee agreements to certain physicians who agree to relocate to our communities to fill a need in the hospital’s service area and commit to remain in practice there. Under such agreements, we are required to make payments to the physicians in excess of the amounts they earn in their practice up to the amount of the income guarantee. The income guarantee periods are typically 12 months. Such payments are recoverable from the physicians if they do not fulfill their commitment period to the community, which is typically three years. We also provide minimum revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals with terms generally ranging from one to three years. At September 30, 2006, the maximum potential amount of future payments under these guarantees was $67 million. In accordance with FASB Staff Position FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners,” at September 30, 2006, we had a liability of $24 million for the fair value of new or modified guarantees entered into during the nine month period ended September 30, 2006, with an offsetting asset recorded in other current assets on our Condensed Consolidated Balance Sheet, which will be amortized over the commitment period.

NOTE 6.  STOCK BENEFIT PLANS

At September 30, 2006, there were approximately 19.7 million shares of common stock available under our 2001 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant.

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payments” (“SFAS 123(R)”), using the modified prospective application transition method. Prior to 2006, we used the Black-Scholes option-pricing model to estimate the grant date fair value of stock option awards. For grants subsequent to the adoption of SFAS 123(R), we estimate the fair value of awards on the date of grant using a binomial lattice model. We believe that the binomial lattice model is a more appropriate model for valuing employee stock awards because it better reflects the impact of stock price changes on option exercise behavior. As a result of adopting SFAS 123(R) during the three months ended March 31, 2006, we recorded a $2 million credit as a cumulative effect of a change in accounting principle, net of income tax expense and related deferred tax valuation allowance. This adjustment related to the requirement under SFAS 123(R) to estimate the amount of stock-based awards expected to be forfeited rather than recognizing the effect of forfeitures only as they occur.

Prior to our adoption of SFAS 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123(R) requires excess tax benefits be reported as a financing cash inflow. We have not recognized any excess tax benefits during the nine months ended September 30, 2006 or 2005.

Our income from continuing operations for the nine months ended September 30, 2006 includes $34 million pre-tax of compensation costs related to our stock-based compensation arrangements ($21 million after-tax, excluding the impact of the deferred tax valuation allowance). Our income from continuing operations for the nine months ended September 30, 2005 included $42 million pre-tax of compensation costs (including $4 million in non-cash stock option modification costs related to terminated employees classified as restructuring charges) related to our stock-based compensation arrangements ($27 million after-tax, excluding the impact of the deferred tax valuation allowance).

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2006:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life

Outstanding as of December 31, 2005	39,964,022	$20.92
Granted	2,989,409	7.88
Exercised	—	—
Forfeited/Expired	(3,764,904)	16.20
Outstanding as of September 30, 2006	39,188,527	$20.38	$1	4.9 years
Vested and expected to vest at September 30, 2006	38,653,591	$20.51	$1	5.4 years
Exercisable as of September 30, 2006	31,794,348	$22.83	$—	4.1 years

There were no options exercised during the nine months ended September 30, 2006. The intrinsic value of options exercised during the nine months ended September 30, 2005 totaled approximately $1 million.

As of September 30, 2006, there were $18 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of a little over one year.

The weighted average estimated fair value of options we granted in the nine months ended September 30, 2006 was $3.13 per share and was calculated based on each grant date, using a binomial lattice model with the following assumptions:

	Top Four Employees	All Other Employees

Expected volatility	41%	41%
Expected dividend yield	0%	0%
Expected life	6.25 years	4 years
Expected forfeiture rate	0%	15%
Risk-free interest rate range	4.47% - 5.06%	4.47% - 5.06%
Early exercise threshold	50% gain	50% gain
Early exercise rate	50% per year	50% per year

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

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about our outstanding stock options at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $10.639	7,779,313	8.6 years	$9.49	1,730,943	$10.33
$10.64 to $13.959	6,817,110	5.2 years	11.82	5,642,969	11.78
$13.96 to $17.589	6,955,037	4.4 years	17.23	6,783,369	17.28
$17.59 to $28.759	9,030,304	2.6 years	23.68	9,030,304	23.68
$28.76 and over	8,606,763	4.2 years	36.08	8,606,763	36.08
	39,188,527	4.9 Years	$20.38	31,794,348	$22.83

The weighted average estimated fair value of options we granted in the nine months ended September 30, 2005 was $3.92 per share and was calculated based on each grant date, using a Black-Scholes option-pricing model with the following assumptions:

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

Restricted Stock Units

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2006:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit

Unvested as of December 31, 2005	4,916,677	$10.74
Granted	4,537,897	7.89
Vested	(1,512,910)	7.27
Forfeited	(511,126)	10.31
Unvested as of September 30, 2006	7,430,538	$9.39

As of September 30, 2006, there were $47 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of two years.

Restricted Stock

In January 2003, we issued 200,000 shares of restricted stock to our chief executive officer, Trevor Fetter. The stock vests on the second, third and fourth anniversary dates of the grant provided that Mr. Fetter is still employed by us and continues to hold 100,000 shares of our common stock purchased by him as a condition of the issuance of the restricted stock.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes restricted stock activity during the nine months ended September 30, 2006:

	Shares	Weighted Average Grant Date Fair Value Per Share

Unvested as of December 31, 2005	133,333	$18.64
Granted	—	—
Vested	(66,666)	18.64
Forfeited	—	—
Unvested as of September 30, 2006	66,667	$18.64

As of September 30, 2006, there were $0.4 million of total unrecognized compensation costs related to restricted stock. These costs are expected to be recognized through January 2007.

NOTE 7.  SHAREHOLDERS’ EQUITY

The following table shows the changes in consolidated shareholders’ equity during the nine months ended September 30, 2006 (dollars in millions, shares in thousands):

	Shares Outstanding	Issued Par Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balances at December 31, 2005	469,710	$26	$4,320	$(39)	$(1,807)	$(1,479)	$1,021
Net loss	—	—	—	—	(417)	—	(417)
Issuance of common stock	1,607	—	1	—	—	—	1
Subsidiary stock option repurchase	—	—	(6)	—	—	—	(6)
Stock-based compensation expense	—	—	32	—	—	—	32
Balances at September 30, 2006	471,317	$26	$4,347	$(39)	$(2,224)	$(1,479)	$631

As a result of the repurchase by Broadlane, Inc., a company in which we currently hold a 48% interest, of some of its outstanding common stock and stock options, during the quarter ended June 30, 2006 we recorded a $6 million reduction of additional paid-in capital related to the stock option repurchase, and a $9 million asset, related to the common stock repurchase, classified as investments and other assets on our Condensed Consolidated Balance Sheet.

NOTE 8.  OTHER COMPREHENSIVE INCOME (LOSS)

The table below shows each component of other comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss	$(89)	$(401)	$(417)	$(438)
Other comprehensive income:
Reclassification adjustments for realized losses included in net loss	1	1	—	2
Income tax expense related to items of other comprehensive income	—	(1)	—	(1)
Other comprehensive income	1	—	—	1
Comprehensive loss	$(88)	$(401)	$(417)	$(437)

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

On July 6, 2006, we announced a settlement totaling $340 million had been reached with our property insurers regarding claims related to the physical damage and business interruption we sustained as a result of Hurricane Katrina. Also during July 2006, we received $240 million, which was reflected in receivable for insurance recoveries in our Condensed Consolidated Balance Sheet at June 30, 2006, in addition to the $100 million previously received, in full resolution of our claims. Of the $100 million recorded earlier, $64 million was recorded in the quarter ended December 31, 2005 and $36 million was recorded in the quarter ended March 31, 2006, both as an offset to property damage recorded in impairment of long-lived assets, now in discontinued operations. The $240 million of additional insurance recoveries was recorded in the quarter ended June 30, 2006 as an offset to impairment of long-lived assets in continuing operations in the amount of $3 million, and in discontinued operations in the amount of $28 million, representing recovery of property damage. The remaining $209 million was recorded as an offset to hurricane costs in the amount of $16 million in continuing operations and $193 million in discontinued operations, representing business interruption and other cost recoveries.

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

Under the policies in effect for the period April 1, 2006 through March 31, 2007, we currently have coverage totaling $600 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million each for windstorms, floods and earthquakes. The new program also has an increased deductible for wind-related claims of 5% of insured values. If our limits are exhausted during the policy period, we may be able to reinstate, in certain situations, windstorm coverage for additional premiums with certain of our carriers. With respect to fires and other perils, excluding windstorms, floods and earthquakes, the total $600 million limit of coverage per occurrence applies. Deductibles are 5% of insured values for windstorms, California earthquakes, and floods, 2% of insured values for New Madrid fault earthquakes, and $1 million for fires and other perils.

Professional and General Liability Insurance

At September 30, 2006, the current and long-term professional and general liability reserves on our Condensed Consolidated Balance Sheet were approximately $728 million. These reserves include the reserves recorded by our captive insurance subsidiaries and self-insured retention reserves based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity composite rate of 4.7% and 4.0% at September 30, 2006 and 2005, respectively.

For the policy period June 1, 2006 through May 31, 2007, our hospitals’ generally have a self-insurance retention per occurrence of $2 million for losses incurred during the policy period. Our captive insurance company, The Healthcare Insurance Corporation, has a self-insured retention of $13 million per occurrence. The next $10 million of claims in excess of $15 million are 100% reinsured by The Healthcare Insurance Corporation with independent reinsurance companies. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies from major independent insurance companies, on a claims-made basis, subject to an aggregate limit of $275 million.

Included in other operating expenses in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $46 million and $52 million for the three months ended September 30, 2006 and 2005, respectively, and $138 million and $154 million for the nine months ended September 30, 2006 and 2005, respectively.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  CLAIMS AND LAWSUITS

On June 28, 2006, we entered into a broad civil settlement agreement with the U.S. Department of Justice (“DOJ”) and other federal agencies that concluded several previously disclosed governmental investigations, including inquiries into our receipt of certain Medicare outlier payments before 2003, physician financial arrangements and Medicare coding issues, as well as various whistleblower actions brought by private citizens on behalf of the government concerning allegedly excessive or inappropriate claims to government health care programs. With this global settlement and the settlement of a number of other matters, which were disclosed in prior filings, we have now resolved the majority of the lawsuits and investigations related to legacy issues that had been ongoing for the past several years.

Currently pending material legal proceedings and investigations that are not in the ordinary course of business are set forth below. Where specific amounts are sought in any pending legal proceeding, those amounts are disclosed. For all other matters, where the possible loss or range of loss is reasonably estimable, an estimate is provided. Where no estimate is provided, the possible amount of loss is not reasonably estimable at this time or the loss is not probable. We recognize that, where appropriate, our interests may be best served by resolving certain matters without litigation. If non-litigated resolution is not possible or appropriate with respect to a particular matter, we will continue to defend ourselves vigorously.

1.                                       Shareholder Derivative Actions and Securities Matter—On January 12, 2006, we announced that we had reached an agreement in principle to settle the shareholder derivative action entitled In Re Tenet Healthcare Corporation Derivative Litigation, which was pending against certain current and former members of our board of directors and former members of senior management in California Superior Court in Santa Barbara. In March 2006, we paid a $5 million award of attorneys’ fees in connection with the settlement, which we recorded as a charge during the three months ended March 31, 2006. The shareholder derivative settlement received final court approval on May 4, 2006; however, a notice of appeal of the settlement was filed on July 6, 2006. We are defending the trial court’s decision on appeal.

A consolidated shareholder derivative action is pending in federal district court in California against certain current and former members of our board of directors and former members of senior management. Tenet is also named as a nominal defendant. The shareholder plaintiffs allege various causes of action on behalf of the Company and for our benefit, including breach of fiduciary duty, insider trading and other causes of action. We anticipate that this matter will be dismissed now that the state court in Santa Barbara has approved the settlement of the state derivative litigation, subject to the appeal described above. The federal court has stayed all proceedings in this case until our motion to dismiss is filed and resolved.

On June 6, 2006, four purported Tenet shareholders who opted out of the settlement of the federal securities class action lawsuit entitled In Re Tenet Healthcare Corporation Securities Litigation filed a civil complaint in federal court in California against the Company, certain former executive officers of the Company and KPMG LLP (“KPMG”), the Company’s independent registered public accounting firm. Plaintiffs allege that the Company, KPMG and the former executives are liable for securities fraud under Section 10(b) of and Rule 10b-5 under the Securities Exchange Act of 1934, and that each of the former executive defendants are liable for control person liability pursuant to Section 20(a) of the Exchange Act. Plaintiffs seek an undisclosed amount of compensatory damages and reasonable attorneys’ fees and expenses.

2.                                       SEC Investigation—The SEC is conducting a formal investigation of whether the disclosures in our financial reports relating to Medicare outlier reimbursements and stop-loss payments under managed care contracts were misleading or otherwise inadequate, and whether there was any improper trading in our securities by certain of our current and former directors and officers. The SEC served a series of document requests and subpoenas for testimony on the Company and certain of our current and former employees, officers and directors, as well as KPMG. On April 27, 2005, we announced that we had received a “Wells Notice” from the staff of the SEC in connection with this investigation, and that we had been informed that Wells Notices had also been issued to certain former senior executives of the Company who left their positions in 2003 and 2002. A Wells Notice indicates that the SEC’s staff intends to recommend that the agency bring a civil enforcement action against the recipients for possible violations of federal securities laws. Recipients of Wells Notices have the opportunity to respond before the SEC’s staff makes its formal recommendation on whether any action should be brought. We submitted a response on May 13, 2005.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In mid-2005, the SEC also began investigating allegations made by a former employee that inappropriate contractual allowances for managed care contracts may have been established at three of our California hospitals through at least fiscal year 2001. At the request of the audit committee of our board of directors, the board’s independent outside counsel, Debevoise & Plimpton LLP (“Debevoise”), conducted an investigation of these allegations utilizing the forensic accounting services of Huron Consulting Group (“Huron”). This investigation was expanded and included determining whether similar issues might have affected other Tenet hospitals during the periods mentioned in the allegations and any other pertinent periods. During the first quarter of 2006, Debevoise and Huron completed their investigation and presented the results of their findings to the audit committee. Based on these findings, the audit committee determined that it was necessary to restate our previously reported financial statements. The restated financial statements were presented in our Annual Report, and the restatement adjustments were described in Note 2 to the Consolidated Financial Statements therein. During the pendency of the investigation, we provided regular updates to the SEC, and we subsequently advised the SEC of the ultimate findings. Throughout, we have cooperated with the SEC with respect to its investigation, including responding to subsequent requests for voluntary production of documents, as well as a subpoena request for documents dated October 6, 2005.

3.                                       Wage and Hour Actions—We are the defendant in a proposed class action lawsuit alleging that our hospitals violated certain provisions of the California Labor Code and applicable California Industrial Welfare Commission Wage Orders with respect to (a) meal breaks, (b) rest periods, (c) the payment of compensation for meal breaks and rest periods not taken, (d) the payment of compensation and appropriate premiums for overtime (including the California Differential payments described below), (e) “rounding off” practices for time entries on timekeeping records and (f) the information shown on pay stubs. Plaintiffs are seeking back pay, statutory penalties and attorneys’ fees, and seek to certify this action on behalf of virtually all nonexempt employees of our California subsidiaries. Two other proposed class actions pending in Southern California involve allegations regarding unpaid overtime. The lawsuits allege that our pay practices since 2000 for California-based 12-hour shift employees violate California and, in one of the cases, federal overtime laws by virtue of the alleged failure to include certain payments known as Flexible (or California) Differential payments in the regular rate of pay that is used to calculate overtime pay. Plaintiffs in both cases are seeking back pay, statutory penalties and attorneys’ fees. We have recorded an accrual of $24 million ($18 million in the three months ended June 30, 2006 and $6 million in prior years) as an estimated liability for the wage and hour actions and other unrelated employment matters.

4.                                       Investigation by Louisiana Attorney General’s Office—In connection with an investigation into patient deaths that occurred at various hospitals and nursing homes following Hurricane Katrina, the Louisiana Attorney General’s Office conducted a review of events that occurred during the hurricane at two Tenet hospitals in New Orleans — Memorial Medical Center (which we have since divested) and Lindy Boggs Medical Center. On October 1, 2005, representatives of the Louisiana Attorney General’s Office conducted a search of Memorial’s campus pursuant to a search warrant issued by an Orleans Parish state judge on September 30, 2005. Certain records and other materials were removed, including materials from a long-term acute care facility on Memorial’s campus, which was managed and operated under separate license by LifeCare Holdings Inc., which is not affiliated with us. The Attorney General’s Office also issued subpoenas to the Company and Memorial requesting documents pertaining to the matters under investigation and events occurring at the hospital during and after the hurricane. In addition, the Attorney General subpoenaed certain individuals he wanted to question on these matters, including a number of our employees. Subsequently, we learned in mid-July 2006 that the Louisiana Attorney General had referred the findings of his ten-month investigation to the New Orleans District Attorney. The Attorney General’s Office also announced that it had issued arrest warrants for two nurses who were employees of Memorial and one doctor who was not our employee, but was on the medical staff at Memorial, alleging that they may have administered pain medication that hastened the deaths of four patients of LifeCare’s facility in the aftermath of the hurricane. These individuals have not yet been charged.

5.                                       Tax Disputes—In May 2003, the Internal Revenue Service (“IRS”) completed an examination of our federal income tax returns for fiscal years ended May 31, 1995, 1996 and 1997 and issued a Revenue Agent’s Report. During 2005, we resolved several disputed issues with the IRS and paid approximately $8 million, which was comprised of $23 million of tax plus accrued interest of approximately $15 million less prior payments of $30 million. Among the resolved issues was a disputed adjustment with respect to the timing of the recognition of income for tax purposes pertaining to Medicare and Medicaid net revenues, which we resolved by agreeing to spread the impact of the disputed adjustment over fiscal years ended May 31, 1995 through May 31, 2002.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

After the settlement, the IRS issued a statutory notice of tax deficiency for $67 million in the fourth quarter of 2005 related to the remaining disputed items for fiscal years May 31, 1995, 1996 and 1997. During the three months ended March 31, 2006, we filed a petition to contest the tax deficiency notice through formal litigation in Tax Court. Interest expense (approximately $79 million as of September 30, 2006, before any federal or state tax benefit) will continue to accrue until the case is resolved. The principal issues that remain in dispute include the deductibility of a portion of the civil settlement we paid to the federal government in 1994 related to our discontinued psychiatric hospital business and the computation of depreciation expense with respect to certain capital expenditures incurred during the fiscal years at issue. We presently cannot determine the ultimate resolution of the remaining disputed items. We believe we have adequately reserved for all probable tax matters, including interest, related to those disputed items.

In September 2006, the IRS completed its examination of our federal tax returns for fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002. On October 26, 2006, the IRS issued a Revenue Agent’s Report (“RAR”) in which it proposes to assess an aggregate tax deficiency of $207 million plus interest thereon of $50 million as of September 30, 2006, before any federal or state tax benefit.

The RAR addresses several disputed issues, including the computation of depreciation expense on certain capital expenditures, the deductibility of a portion of certain civil settlements we paid to the federal government, and the deductibility of a loss incurred on the disposition of a business. In the aggregate, the disputed issues comprise approximately $82 million, plus interest thereon of $28 million as of September 30, 2006, before any federal or state tax benefit. Interest is currently accruing on the proposed tax deficiency at a rate of 8%. Effective November 27, 2006, the rate will increase to 10% and, thereafter, the rate will be adjusted quarterly based on rates published by the U.S. Treasury Department. We believe our original deductions were appropriate, and we plan to appeal each of these disputed issues by filing a protest with the Appeals Division of the IRS.

Of the aggregate proposed tax deficiency of $207 million, approximately $125 million is attributable to issues that are not in dispute. After taking into account net operating losses from 2004, which will offset a portion of the undisputed tax deficiency, the remaining undisputed amount will be reduced to approximately $85 million plus interest thereon of $22 million as of September 30, 2006. We expect to pay the undisputed tax deficiency of $85 million plus interest before the end of 2006. We believe we have adequately reserved for all probable tax matters presented in the RAR, including interest. We presently cannot determine the ultimate resolution of the remaining disputed issues.

In addition, our hospitals are routinely subject to sales and use tax audits and personal property tax audits by the state and local government jurisdictions in which they do business. The results of the audits are frequently disputed, and such disputes are ordinarily resolved by administrative appeals or litigation.

6.                                       Qui Tam Actions—We are defending a qui tam action in Texas that alleges violations of the federal False Claims Act by our hospitals in El Paso arising out of: (a) alleged violations of the federal anti-kickback statute in connection with certain financial arrangements with physicians; and (b) the alleged manipulation of the hospitals’ charges in order to increase outlier payments. The DOJ filed a statement of interest joining our first motion to dismiss this matter, which was granted in part and denied in part. On September 14, 2006, we were served with a fourth amended complaint in this matter. We have again moved to dismiss the case.

We are also defending a qui tam action in South Carolina that alleges violations of the federal False Claims Act by our Hilton Head Medical Center and Clinics in South Carolina and related subsidiaries, as well as a cardiologist who was not our employee, but formerly practiced at Hilton Head. The relator claims that we received inappropriate payments from Medicare for certain cardiac catheterization procedures that were performed by the cardiologist from 1997 through 2003, during which time Hilton Head did not have a state certificate of need for open heart surgery capability, which was required under South Carolina regulations for facilities performing those procedures. The suit also alleges that certain of the catheterization procedures were medically unnecessary, although it provides no specific information regarding these claims. The DOJ has declined to intervene in the matter; however, the relator intends to continue to litigate the case independently.

7.                                       Civil RICO Case—We have been named as a defendant in a civil case in federal district court in Miami filed as a purported class action by Boca Raton Community Hospital, principally alleging that Tenet’s past pricing policies and

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

receipt of Medicare outlier payments violated the federal Racketeer Influenced and Corrupt Organizations (“RICO”) Act, causing harm to plaintiff. Plaintiff seeks unspecified amounts of damages (including treble damages under RICO), restitution, disgorgement and punitive damages.

8.                                       Brockovich Lawsuit—Plaintiff Erin Brockovich, purportedly on behalf of the United States of America, has filed a civil complaint alleging that we inappropriately received reimbursement from Medicare for treatment given to patients whose injuries were caused as a result of medical error or neglect. Plaintiff is seeking damages of twice the amount that defendants were allegedly obligated to pay or reimburse Medicare in connection with the treatment in question, plus interest, together with plaintiff’s costs and fees, including attorneys’ fees. We have filed a motion to dismiss this matter.

9.                                       USC Litigation—  On August 22, 2006, the University of Southern California filed a lawsuit in Los Angeles Superior Court against a Tenet subsidiary seeking to terminate a ground lease and a development and operating agreement between the University and the subsidiary, which built, owns and operates USC University Hospital, an acute care hospital located on land leased from the University in Los Angeles. The University’s complaint alleges that the lease and operating agreement should be terminated as a result of a default by us and seeks a judicial declaration terminating the agreements in an effort to force us to sell the hospital to the University. We strongly dispute the University’s claims and are seeking to compel arbitration of the dispute, which is mandated by the development and operating agreement.

In addition to the matters described above, our hospitals are subject to claims and lawsuits in the ordinary course of business. The largest category of these relates to medical malpractice. Three of these medical malpractice cases were filed as purported class action lawsuits and involve former patients of Memorial Medical Center and Lindy Boggs Medical Center in New Orleans. In each case, family members allege, on behalf of themselves and a purported class of other patients and their family members, damages as a result of injuries sustained during Hurricane Katrina.

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

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs, which are not in the ordinary course of business, recorded during the nine months ended September 30, 2006 and 2005:

		Additions Charged To:
	Balances at Beginning of Period	Costs of Litigation and Investigations	Other Accounts (1)	Cash Payments	Other (2)	Balances at End of Period
Nine months ended September 30, 2006
Continuing operations	$308	$751	$—	$(667)	$(75)	$317
Discontinued operations	5	(24)	—	(21)	45	5
	$313	$727	$—	$(688)	$(30)	$322
Nine Months Ended September 30, 2005
Continuing operations	$40	$47	$—	$(44)	$82	$125
Discontinued operations	—	—	5	—	—	5
	$40	$47	$5	$(44)	$82	$130

(1)          The discontinued operations charge was recorded as an adjustment to net operating revenues within income (loss) from operations of asset group.

(2)          Other items in 2006 include the funding of $75 million from our insurance carriers for the settlement of a securities class action lawsuit, which was included in receivable for insurance recoveries in the Condensed Consolidated Balance Sheet as of December 31, 2005, and $45 million in insurance recoveries related to the Redding Medical Center settlement in December 2004, which were received in July 2006. Other items in 2005 include the reclassification of reserves established in prior years, including $34 million related to a Medicare coding matter, and the accrual of $45 million as an estimated minimum liability for securities and shareholder matters, which was offset by a corresponding $45 million receivable for amounts expected to be recovered from our insurance carriers.

For the nine months ended September 30, 2006 and 2005, we recorded net costs of $727 million and $52 million, respectively, in connection with significant legal proceedings and investigations, including $(24) million and $5 million in the nine months ended September 30, 2006 and 2005, respectively, that were reflected in discontinued operations. The 2006 payments consisted primarily of the June 2006 global civil settlement payment ($470 million, including $20 million in interest), the May 2006 settlement of a case concerning physician financial arrangements at Alvarado Hospital Medical Center ($21 million), the payment in March 2006 towards the settlement of a securities class action lawsuit ($140 million), the payment in March 2006 of attorneys’ fees associated with the state shareholder derivative settlement ($5 million), our February 2006 settlement with the Florida Attorney General ($7 million), and legal and other costs to defend ourselves in other ongoing lawsuits and investigations.

NOTE 11.  INCOME TAXES

Income taxes in the nine months ended September 30, 2006 included the following:

(1)                   a $247 million income tax benefit ($171 million recorded as a current income tax receivable and $76 million as a non-current deferred tax asset) to record the tax effects of the civil settlement agreement with the United States of America. A tax benefit has been recorded with respect to the amounts being paid pursuant to the civil settlement agreement because such amounts represent a repayment of revenues previously reported in taxable income. Under the Internal Revenue Code, we may recover taxes paid in previous years because the amounts paid pursuant to the civil settlement agreement are attributable to amounts previously reported in taxable income and because we had an apparent unrestricted right to such revenues when recorded in prior periods;

(2)                   income tax expense of $20 million in continuing operations ($19 million of expense in the three months ended September 30, 2006) to increase the valuation allowance for our deferred tax assets, excluding the impact of the RAR discussed above and other tax adjustments;

(3)                   an income tax benefit of $38 million in continuing operations ($35 million benefit in the three months ended September 30, 2006) reflecting changes in tax contingency reserves as a result of the RAR and other tax adjustments, net of related valuation allowance;

(4)                   an income tax benefit of $45 million in discontinued operations ($7 million of expense in the three months ended September 30, 2006) to adjust the valuation allowance for our deferred tax assets, excluding the impact of the RAR and other tax adjustments;

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5)                   income tax expense of $42 million in discontinued operations ($36 million of expense in the three months ended September 30, 2006) reflecting changes in tax contingency reserves as a result of the RAR and other tax adjustments, net of related valuation allowance; and

(6)                   an income tax benefit of $1 million in cumulative effect of change in accounting principle to decrease the deferred tax valuation allowance.

Income taxes in the nine months ended September 30, 2005 included the following:

(1)                   income tax expense of $38 million in continuing operations ($46 million of expense in the three months ended September 30, 2005) to increase the valuation allowance for our deferred tax assets;

(2)                   a $16 million income tax benefit in continuing operations ($4 million benefit in the three months ended September 30, 2005) reflecting changes in tax contingency reserves;

(3)                   income tax expense of $115 million in discontinued operations ($99 million of expense in the three months ended September 30, 2005) to increase the deferred tax valuation allowance; and

(4)                   a $3 million income tax benefit in discontinued operations ($2 million expense in the three months ended September 30, 2005) reflecting changes in tax contingency reserves.

Part of the impact to income taxes in 2006 was due to the receipt from the IRS of an RAR related to the recently completed IRS audit of our tax returns for fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002. The RAR proposes to assess an aggregate tax deficiency of $207 million plus interest ($50 million as of September 30, 2006). Of the $207 million proposed assessment, approximately $125 million, plus interest of $22 million as of September 30, 2006, is attributable to issues that are not in dispute. We anticipate that the undisputed amounts will be reduced to approximately $85 million, plus $22 million of interest as of September 30, 2006, after taking into account loss carrybacks from 2004. The RAR also contains disputed issues totaling an aggregate of $82 million plus interest of $28 million as of September 30, 2006. We believe we have adequately reserved for all probable tax matters presented in the RAR, including interest.

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

After the settlement, the IRS issued a statutory notice of tax deficiency for $67 million in the fourth quarter of 2005 related to the remaining disputed items for fiscal years May 31, 1995, 1996 and 1997. In March 2006, we filed a petition to contest the tax deficiency notice through formal litigation in Tax Court. Interest expense (approximately $79 million through September 30, 2006, before any federal or state tax benefit) will continue to accrue until the case is resolved. The principal issues that remain in dispute include the deductibility of a portion of the civil settlement we paid to the federal government in 1994 related to our discontinued psychiatric hospital business and the computation of depreciation expense with respect to certain capital expenditures incurred during the foregoing fiscal years. We presently cannot determine the ultimate resolution of the remaining disputed items. We believe we have adequately provided for all probable tax matters, including interest, related to those disputed items.

NOTE 12.  EARNINGS PER COMMON SHARE

All potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2006 and 2005 because we reported a loss from continuing operations in each of those periods. In circumstances where we have a loss from continuing operations, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, losses have the effect of making the diluted loss per share from operations less than the basic loss per share from continuing operations. Had we generated income from continuing operations in these periods, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase in shares of 1,434 and 1,161 for the three and nine months ended September 30, 2006, respectively, and 1,824 and 1,376 for the three and nine months ended September 30, 2005, respectively.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, would not have been included in the computation of diluted shares if we had generated income from continuing operations were 39,065 and 28,630 for the three months ended September 30, 2006 and 2005, respectively, and 39,035 and 32,631 for the nine months ended September 30, 2006 and 2005, respectively.

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

•      In September 2006, the FASB issued SFAS No. 157, “Defining Fair Value Measurement” (“SFAS 157”) to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions, which are throughout the various accounting pronouncements that require fair value measurements, in accordance with generally accepted accounting principles. SFAS 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction from the perspective of the market participant who holds the asset or liability. SFAS 157 is effective for us on January 1, 2008. We are still in the process of determining the estimated impact to our future consolidated financial statements.

•      In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) to require the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and to recognize changes in that funded status, in the year in which the changes occur, through comprehensive income. SFAS 158 also requires the funded status of the plan to be measured as of the company’s year-end. For public companies, the recognition and disclosure provisions of SFAS 158 are effective for fiscal years ended after December 15, 2006, which for us is this year-end. The year-end measurement provision of SFAS 158 is effective for fiscal years ended after December 15, 2008, which for us is 2008. Our supplemental executive retirement plans’ liabilities have already been recognized except for an approximately $2 million difference between the projected benefit obligation and accumulated benefit obligation based on data as of December 31, 2005. Upon adoption of this new standard, the minimum pension liability of $12 million recorded in 2005 as an intangible asset, as well as any change in the unfunded status through December 31, 2006, will be charged to other comprehensive income. Based on data as of December 31, 2005, we currently estimate approximately $14 million will be charged to other comprehensive income upon adoption of the recognition and disclosure provisions of SFAS 158 in the fourth quarter of 2006. We do not expect this standard to have any other material impact on our financial position or results of operations when adopted.

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

Key developments include the following events:

•      On October 31, 2006, we announced that Audrey T. Andrews has been named our chief compliance officer, effective November 15, 2006. She will also supervise our ethics program and will report directly to the quality, compliance and ethics committee of our board of directors. Audrey Andrews will succeed Steven W. Ortquist, who will depart later this year.

•      On October 27, 2006, we announced that we had signed a definitive agreement to sell Alvarado Hospital Medical Center in San Diego, California, which we agreed to sell or close as part of our May 2006 civil settlement with the U.S. Attorney in San Diego, for estimated pre-tax proceeds of approximately $36.5 million.

•      On October 26, 2006, we received a Revenue Agent’s Report (“RAR”) related to the recently completed IRS audit of our tax returns for fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002. The RAR proposes to assess an aggregate tax deficiency of $207 million plus interest ($50 million as of September 30, 2006). Of the $207 million proposed assessment, approximately $125 million, plus interest of $22 million as of September 30, 2006, is attributable to issues that are not in dispute. We adjusted our tax accounts accordingly, resulting in a benefit of $35 million recorded in the three months ended September 30, 2006.

•      On October 12, 2006, we announced that we had signed a definitive agreement to sell Hollywood Medical Center in Hollywood, Florida, one of the 10 hospitals we identified for divestiture in June 2006, for estimated pre-tax proceeds of approximately $32 million.

•      On October 11, 2006, we announced that we had signed a definitive agreement to sell Parkway Regional Medical Center in North Miami Beach, Florida, one of the 10 hospitals we identified for divestiture in June 2006, for estimated pre-tax proceeds of approximately $35 million.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•      At the end of September 2006, we completed the sale of three hospitals in Louisiana and one in Florida, all of which we identified for divestiture in June 2006. The three Louisiana hospitals sold were Kenner Regional Medical Center in Kenner, Meadowcrest Hospital in Gretna and Memorial Medical Center in New Orleans. Pre-tax proceeds are estimated to be approximately $48.5 million. In addition, the buyer has agreed to reimburse us approximately $8 million for our costs related to the reconstruction of the New Orleans Surgical and Heart Institute on the campus of Memorial Medical Center. Our sale to a different buyer of our 51% partnership interest in the Cleveland Clinic Hospital in Weston, Florida generated pre-tax proceeds, including the repayment of partnership loans from us, of approximately $90 million.

•      On September 27, 2006, we entered into a five-year corporate integrity agreement (“CIA”) with the Office of Inspector General of the U.S. Department of Health and Human Services. The CIA requires us to maintain our quality initiatives, compliance program and code of conduct, as well as formalize in writing our policies and procedures in the areas of billing and reimbursement, federal anti-kickback and Stark laws, and clinical quality. It also establishes general and specialized training requirements and compliance reviews by independent organizations in the areas of Medicare outlier payments, diagnosis-related group (“DRG”) claims, unallowable costs, physician financial arrangements and clinical quality systems. The CIA had been anticipated since our global civil settlement in June 2006 with the U.S. Department of Justice. Because of the many changes and enhancements we have made in the past three years, we already have in place many of the procedures and systems called for by the CIA, including the self-reporting of possible violations of laws, overpayments by the government and clinical quality issues; therefore, we do not anticipate compliance with this agreement to create a significant burden or have a material effect on our results of operations or cash flows.

•      On September 27, 2006, we accepted a commitment from a group of banks for a five-year, $800 million senior secured revolving credit facility, which we expect to close in November 2006. The credit facility will be collateralized by patient accounts receivable, and could be increased to $1 billion depending on the amount of eligible receivables outstanding. Existing letters of credit will be rolled into the senior secured revolving credit facility, thereby lifting the restriction on $263 million of cash pledged under our letter of credit agreement. Final terms and closing of the new credit facility are subject to customary covenants and documentation requirements. Standard & Poor’s (“S&P”) lowered their credit rating on our senior unsecured notes two notches to CCC+ due to the large amount of priority debt that will exist once this agreement closes, but changed their outlook on our corporate credit rating from negative to stable, reflecting our recently improved managed care pricing, better expense management, asset divestiture plan and the elimination of key litigation risks. Moody’s lowered their credit rating on our unsecured notes one notch to Caa1 but also affirmed the corporate family rating of B3. In addition, Moody’s changed the rating outlook on the corporate family rating from negative to stable.

•      On September 7, 2006, we announced that Cathy Kusaka Fraser would become our senior vice president of human resources effective September 29, 2006. She previously worked as a management consultant with McKinsey & Co. Inc., a vice president of Sabre Holdings Inc., and a manager and analyst for AMR Corp.

•      On August 25, 2006, Metrocrest Hospital Authority announced that another company was selected to manage RHD Memorial Medical Center in Farmers Branch, Texas and Trinity Medical Center in Carrollton, Texas following the expiration of our operating lease. The results of these hospitals will be included in continuing operations until the lease expires in August 2007. As of September 30, 2006, our investment in the collateralized bonds issued by the local hospital authority was $95 million. Of this amount, $31 million matures in 2007 and $64 million matures in 2010.

In June 2006, we announced a broad settlement with the U.S. Department of Justice and other federal agencies of a number of matters that had been under investigation since 2003. With this global settlement and the previously announced settlements of the criminal case involving Alvarado Hospital Medical Center, civil pricing litigation, a securities lawsuit and shareholder derivative litigation, and several matters with the Florida Attorney General, as well as certain other legal matters, we have now resolved the majority of the lawsuits and investigations related to legacy issues that had been ongoing for the past several years.

We also previously announced plans to divest 10 hospitals in order to enhance our future profitability and provide funds to expand capital spending in our remaining hospitals. Additionally, we recently disclosed plans to open two new hospitals — one in El Paso, Texas and one in Fort Mill, South Carolina. Construction of our El Paso Hospital has begun, however our award of a certificate of need in South Carolina is under appeal.

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

SIGNIFICANT CHALLENGES

Our June 2006 global civil settlement with the federal government and other previously announced settlements have resolved several material threats to our company and should help us move forward in our turnaround strategy. However, there are still significant challenges, both company-specific and industry-wide, that will impact the timing of our turnaround. Below is a summary of these items.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company-Specific Challenge

Volumes—We believe the reasons for declines in our volumes include, but are not limited to, increased competition, physician attrition, managed care contract negotiations or terminations, and the impact of our litigation and government investigations. We are taking a number of steps in addition to the settlement of litigation and government investigations to address the problem of volume decline. An important part of these initiatives is our Physician Sales and Service Program, which is centered around understanding the needs of physicians who admit patients both to our hospitals and to our competitors’ hospitals and responding to those needs with changes and improvements in our hospitals and operations. We have accelerated capital spending for 2006 in order to address specific needs of our hospitals, which is expected to have a positive impact on their volumes. We are also completing clinical service line market demand analysis and profitability assessments to determine which services are highly valued that can be emphasized and marketed to improve results. This Targeted Growth Initiative has resulted in some reductions in unprofitable service lines in several locations, which have had a negative impact on our volumes. However, the elimination of these unprofitable service lines will allow us to focus more resources on services that are highly valued and more profitable.

Our Commitment to Quality initiative, which we launched in 2003, should further help position us to competitively meet the volume challenge. We are working with physicians to implement the most current evidence-based techniques to improve the way we provide care. Our hospitals have improved substantially in quality metrics reported by the government and have been recognized by several managed care companies for their quality of care. We have seen an increase in admissions for certain service lines at our facilities that have been designated as Centers of Excellence by managed care companies due to their record of quality clinical outcomes. Several managed care companies are offering attractive financial incentives to their members, such as waiving patient co-pays or contributing cash to the patient’s personal health spending account, to encourage the use of Centers of Excellence designated service lines that have consistently achieved improved clinical outcomes. We believe that quality of care improvements will continue to have the effect of increasing physician and patient satisfaction, potentially improving our volumes as a result.

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

CORPORATE INTEGRITY AGREEMENT

In June 2006, we entered into a broad civil settlement agreement with the U.S. Department of Justice and other federal agencies that concluded several previously disclosed governmental investigations, including inquiries into our receipt of certain Medicare outlier payments before 2003, physician financial arrangements and Medicare coding issues. In accordance with the terms of the settlement, we entered into a five-year corporate integrity agreement in September 2006. The CIA establishes annual training requirements and compliance reviews by independent organizations in specific areas. In particular, the CIA requires, among other things, that we:

•      maintain our existing company-wide quality initiatives in the areas of evidence-based medicine, standards of clinical excellence and quality measurements;

•      maintain our existing company-wide compliance program and code of conduct;

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•      formalize in writing our policies and procedures in the areas of billing and reimbursement, compliance with the federal anti-kickback statute and Stark laws, and clinical quality, almost all of which are already in place and the remainder of which will be in place shortly;

•      provide a variety of general and specialized compliance training to our employees, contractors and physicians we employ or who serve as medical directors and/or serve on our hospitals’ governing boards; and

•      engage independent outside entities to provide reviews of compliance and effectiveness in five areas, including Medicare outlier payments, DRG claims, unallowable costs, physician financial arrangements and clinical quality systems.

Further, the CIA requires us to maintain or establish performance standards and incentives that link compensation and incentive awards directly to clinical quality measures and compliance program effectiveness measures. The CIA also establishes a number of specific requirements for the Quality, Compliance and Ethics Committee of our board of directors. Notably, the Committee must (1) retain an independent compliance expert, and (2) assess our compliance program, including arranging for the performance of a review of the effectiveness of the program. Based on this work, the Committee must then adopt a resolution regarding its conclusions as to whether we have implemented an effective compliance program.

RESULTS OF OPERATIONS—OVERVIEW

Our results of operations for this quarter compared to the same quarter of the prior year reflects the progress we have made in restructuring our operations to focus on a smaller group of general hospitals. Our turnaround timeframe is influenced by industry trends such as bad debt levels and a company-specific volume challenge that continues to negatively affect our revenue growth and operating expenses. Our future profitability depends on volume growth, adequate reimbursement levels and cost control. Below are some of the financial highlights for the three months ended September 30, 2006 compared to the three months ended September 30, 2005:

•      Net inpatient revenue per patient day and per admission increased by 4.1% and 2.0%, respectively, due primarily to the effect of newly negotiated levels of reimbursement from our managed care contracts. Patient days were down 5.2% and admissions were down 3.3%.

•      Net outpatient revenue per visit increased 2.1%, while outpatient visits declined 4.1%. The increase in revenue per visit is due primarily to higher emergency room volume relative to total visits and the effect of newly negotiated levels of reimbursement from our managed care contracts.

•      Unfavorable net adjustments for prior-year cost reports and related valuation allowances, primarily related to Medicare and Medicaid, of $9 million in the current quarter compared to similar adjustments in the prior-year quarter that netted to a favorable $8 million.

•      Loss per diluted share from continuing operations was $0.06 in the current quarter compared to a loss per diluted share of $0.27 in the prior-year quarter.

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below shows the pretax and after-tax impact on continuing operations for the three and nine months ended September 30, 2006 and 2005 of the following items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Expense) Income
Impairment and restructuring charges, net of insurance recoveries	$(1)	$(9)	$(57)	$(14)
Costs of litigation and investigations	(7)	(28)	(751)	(47)
Hurricane insurance recoveries, net of costs	4	(9)	14	(9)
Loss from early extinguishment of debt	—	—	—	(15)
Pretax impact	$(4)	$(46)	$(794)	$(85)
Deferred tax asset valuation allowance, excluding impact of change in tax exposure reserves	$(19)	$(46)	$(20)	$(38)
Reduction in estimated tax exposures, net of related valuation allowance	$35	$4	$38	$16
Total after-tax impact	$13	$(73)	$(492)	$(78)
Diluted per-share impact of above items	$0.03	$(0.16)	$(1.05)	$(0.17)
Diluted loss per share, including above items	$(0.06)	$(0.27)	$(1.02)	$(0.27)

LIQUIDITY AND CAPITAL RESOURCES—OVERVIEW

Net cash used in operating activities was $441 million in the nine months ended September 30, 2006 compared to net cash provided by operating activities of $685 million in the nine months ended September 30, 2005. The principal reasons for the change were:

•      an additional $610 million in payments during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 for legal settlements and related costs comprised primarily of the June 2006 global civil settlement payment to the federal government ($470 million), the payments in March 2006 in connection with the settlement of a securities class action lawsuit and state shareholder derivative litigation ($145 million) and our February 2006 settlement with the Florida Attorney General ($7 million);

•      an income tax refund of $537 million received in March 2005;

•      Medicare payment delays of $54 million in September 2006;

•      an additional $44 million of 401(k) matching contributions due to a full year of contribution matching in the nine months ended September 30, 2006 compared to six months of contribution matching in the nine months ended September 30, 2005 (effective July 1, 2004, we changed to an annual matching of employee 401(k) plan contributions for participants actively employed on December 31, as opposed to matching such contributions each pay period);

•      an additional $20 million of interest expense payments in 2006 due to debt issuances in January 2005; and

•      hurricane insurance recoveries of $161 million in 2006.

Purchases of property and equipment were $391 million and $360 million during the nine months ended September 30, 2006 and 2005, respectively. Proceeds from the sales of facilities, investments and other assets during the nine months ended September 30, 2006 and 2005 aggregated $165 million and $153 million, respectively.

In January 2005, we sold $800 million of unsecured 9¼% senior notes. The net proceeds from the sale of the senior notes were approximately $773 million after deducting discounts and related expenses. We used a portion of the proceeds in February 2005 for the early redemption of the remaining $400 million aggregate principal amount outstanding on our senior notes due in 2006 and 2007, and the balance of the proceeds for general corporate purposes. Our next scheduled maturity of senior notes is now in 2011. From time to time, we expect to engage in various capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at the time. We are currently working with a group of banks on an $800 million line of credit agreement collateralized by our patient accounts receivable.

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are currently in compliance with all covenants and conditions in our letter of credit facility and the indentures governing our senior notes. (See Note 5 to the Condensed Consolidated Financial Statements.) At September 30, 2006, we had approximately $201 million of letters of credit outstanding under our letter of credit facility, which were fully collateralized by $263 million of restricted cash on our Condensed Consolidated Balance Sheet. In addition, we had $809 million of unrestricted cash and cash equivalents on hand as of September 30, 2006.

FORWARD-LOOKING STATEMENTS

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements represent management’s current belief, based on currently available information, as to the outcome and timing of future events. They involve known and unknown risks, uncertainties and other factors—many of which we are unable to predict or control—that may cause our actual results, performance or achievements, or health care industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the following risks, many of which are described in detail in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 (“Annual Report”):

•      A reduction in the payments we receive from managed care payers as reimbursement for the health care services we provide and difficulties we may encounter collecting amounts owed from managed care payers;

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

The table below shows the sources of net patient revenues for our general hospitals, expressed as percentages of net patient revenues from all sources:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Increase (Decrease) (1)	2006	2005	Increase (Decrease) (1)
Medicare	24.7%	26.1%	(1.4)%	26.6%	27.1%	(0.5)%
Medicaid	8.8%	8.8%	—%	8.9%	8.5%	0.4%
Managed care (2)	53.9%	51.3%	2.6%	52.4%	50.5%	1.9%
Indemnity, self-pay and other	12.6%	13.8%	(1.2)%	12.1%	13.9%	(1.8)%

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

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The decrease in indemnity, self-pay and other net patient revenues during 2006 is due primarily to the implementation of the discounting components of the Compact. Our payer mix on an admissions basis for our general hospitals, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended September 30,			Nine Months Ended September 30,
Admissions from:	2006	2005	Increase (Decrease) (1)	2006	2005	Increase (Decrease) (1)
Medicare	30.9%	32.4%	(1.5)%	32.5%	33.7%	(1.2)%
Medicaid	13.2%	14.2%	(1.0)%	13.2%	13.6%	(0.4)%
Managed care (2)	46.7%	44.9%	1.8%	45.6%	44.4%	1.2%
Indemnity, self-pay and other	9.2%	8.5%	0.7%	8.7%	8.3%	0.4%

(1)     The change is the difference between the 2006 and 2005 amounts shown.

(2)     Includes Medicare Advantage managed care and Medicaid managed care.

GOVERNMENT PROGRAMS

The Medicare program, the nation’s largest health insurance program, is administered by the Centers for Medicare and Medicaid Services (“CMS”) of the U.S. Department of Health and Human Services. Medicare is a health insurance program primarily for individuals 65 years of age and older, certain younger people with disabilities, and people with end-stage renal disease, and is provided without regard to income or assets. Medicaid is a program that pays for medical and health-related services for certain individuals and families with low incomes and resources, and is jointly funded by the federal government and state governments. Medicaid is the largest source of funding for medical and health-related services for the nation’s poorest and most vulnerable populations.

These government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the cost of providing services to our patients and the timing of payments to our facilities. We are unable to predict the effect of future government health care funding policy changes on our operations. If the rates paid by governmental payers are reduced, if the scope of services covered by governmental payers is limited or if we, or one or more of our subsidiaries’ hospitals, are excluded from participation in the Medicare or Medicaid program or any other government health care program, there could be a material adverse effect on our business, financial position, results of operations or cash flows.

Medicare

Medicare offers beneficiaries different ways to obtain their medical benefits. One option, the Traditional Medicare Plan, is a fee-for-service payment system. The other option, called Medicare Advantage (formerly Medicare + Choice), includes managed care, preferred provider organization, private fee-for-service and specialty plans. The major components of our net patient revenues for services provided to patients enrolled in the Traditional Medicare Plan for the three and nine months ended September 30, 2006 and 2005 are set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue Descriptions	2006	2005	2006	2005
Diagnosis-related group – operating	$292	$305	$954	$969
Diagnosis-related group – capital	30	32	96	100
Outlier	18	19	59	53
Outpatient	89	88	278	275
Disproportionate share	52	52	158	154
Direct Graduate and Indirect Medical Education	28	27	81	79
Psychiatric, rehabilitation and skilled nursing facilities and other (1)	15	24	62	86
Adjustments for prior-year cost reports and related valuation allowances	(9)	8	21	22
Total Medicare net patient revenues	$515	$555	$1,709	$1,738

(1)    The other revenue category includes one prospective payment system (“PPS”)-exempt cancer hospital, one long-term acute care hospital, other revenue adjustments, and adjustments related to the current-year cost reports and related valuation allowances.

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Medicaid

Medicaid programs are funded by both the federal government and state governments. These programs and the reimbursement methodologies are administered by the states and vary from state to state and from year to year. Estimated payments under various state Medicaid programs, excluding state-funded managed care programs, constituted approximately 8.9% and 8.5% of our net patient revenues for the nine months ended September 30, 2006 and 2005, respectively. These payments are typically based on fixed rates determined by the individual states.

We also receive disproportionate-share payments under various state Medicaid programs. For the three months ended September 30, 2006 and 2005, our revenue attributable to disproportionate-share payments and other state-funded subsidies was approximately $33 million and $29 million, respectively. For the nine months ended September 30, 2006 and 2005, this revenue was approximately $104 million and $68 million, respectively. The increase in revenue is primarily attributable to additional funding provided by certain states, which was made available in part by additional annual state provider taxes on certain of our hospitals.

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

Regulatory and Legislative Changes

There have been no material changes to the information in our Annual Report about the Medicare and Medicaid programs, except as set forth below:

Payment and Policy Changes to the Medicare Inpatient Prospective Payment System

Under Medicare law, CMS is required annually to update certain rules governing the inpatient prospective payment system (“IPPS”). The updates generally become effective October 1, the beginning of the federal fiscal year (“FFY”). On August 1, 2006, CMS issued the IPPS final rule for FFY 2007 (“Final Rule”). The Final Rule includes the following payment policy changes:

•      A market basket increase of 3.4% for DRG operating payments for hospitals reporting specified quality measure data;

•      An increase of market basket minus 2.0% for hospitals not supplying quality measure data;

•      A 1.6% increase in the capital federal rate;

•      A three-year transition to change the methodology CMS uses for calculating the DRG relative weights from a charge basis to estimated hospital cost basis;

•      A move toward a more complete severity adjustment by adding 20 new groups to the current DRG system; and

•       An 8.2% increase in the cost outlier threshold from $23,600 to $25,530.

In the Final Rule, CMS projected that the combined impact of the payment and policy changes contained therein would yield an average 3.5% increase in payments for hospitals in large urban areas (populations over 1 million). However, due to the unusual circumstances imposed by the order of the Court of Appeals for the Second Circuit in its decision in Bellevue Hospital Center v. Leavitt, which related to the application of 100% of the occupational mix to the wage index, CMS was not able to provide the final FFY 2007 occupational mix adjusted wage index tables, payment rates or impacts in the Final Rule. Because the wage data affects the calculation of the outlier threshold, as well as the outlier offset and budget neutrality factors that are applied to the standardized amounts, CMS was able to provide only tentative figures in the Final Rule. On September 29, 2006, CMS released a notice regarding the final FFY 2007 wage indices and payment rates after application of the revised occupational mix adjustment to the wage index. CMS projects that the revised impact of the FFY 2007 payment and policy changes after application of the occupational mix adjustment will still yield an average 3.5% increase in payments for hospitals in large urban areas. Using CMS’ projected impact percentage of 3.5% for hospitals in large urban areas applied to our Medicare IPPS payments for the twelve months ended September 30, 2006, the annual impact for all changes in the Final Rule and the aforementioned notice on our hospitals in continuing operations may result in an estimated increase in our Medicare revenues of approximately $52 million. Because of the uncertainty regarding other factors

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

that may influence our future IPPS payments, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate.

On November 1, 2006, CMS issued a final rule that calls for hospitals seeking a full Medicare IPPS payment update to report additional quality measures for FFY 2008, including, for the first time, risk-adjusted outcomes measures. These include 30-day mortality measures for patients with three conditions: heart attack, heart failure and pneumonia. The final rule also calls for three new measures from the Surgical Care Improvement Project for patients undergoing surgical procedures.

Annual Update to the Medicare Outpatient Prospective Payment System

On November 1, 2006, CMS issued the Final Changes to the Hospital Outpatient Prospective Payment System and Calendar Year (“CY”) 2007 Payment Rates (“Final OPPS Rule”). The Final OPPS Rule includes the following payment and policy changes:

•                    A 3.4% inflation update in Medicare payment rates for hospital outpatient services paid under the outpatient prospective payment system (“OPPS”);

•                    A revision to the OPPS ambulatory payment classification structure for drug administration services, allowing hospitals to be paid separately for additional hours of infusion beyond the initial hour of infusion; and

•                    A statement of CMS’s plans to develop outpatient-specific quality measures and to require hospitals to report those measures by CY 2009 in order to receive the full outpatient update. In August 2006, CMS proposed that hospitals would have to report inpatient quality measurements in order to receive a full payment update under the OPPS in CY 2007. Beginning in CY 2009, hospitals not reporting quality measures would receive an update equal to the OPPS update minus 2.0%.

CMS projects that the combined impact of the payment and policy changes in the Final OPPS Rule will yield an average 3.0% increase in CY 2007 payments for all hospitals and an average 2.9% increase in payments for hospitals located in large urban areas (populations over one million). Applying the large urban hospital impact percentage from the Final OPPS Rule to our Medicare outpatient payments for the nine months ended September 30, 2006 (annualized), the annual impact of all changes on our hospitals in continuing operations may result in an estimated increase in our Medicare revenues of approximately $10 million. Because of the uncertainty regarding other factors that may influence our future OPPS payments, including volumes and case mix, we cannot provide any assurances regarding this estimate.

Payment and Policy Changes to the Medicare Inpatient Psychiatric Facility Prospective Payment System (“IPF-PPS”)

On May 9, 2006, CMS issued the Final Rule for the Medicare Inpatient Psychiatric Facility Prospective Payment System for FFY 2007 (“IPF-PPS Rule”). The IPF-PPS Rule, which became effective July 1, 2006, includes the following payment and policy changes:

•      A market basket increase of 4.5%; and

•      An increase to the fixed dollar loss threshold amount for outlier payments from $5,700 to $6,200.

At September 30, 2006, 15 of our general hospitals in continuing operations operated inpatient psychiatric units. CMS projects that the combined impact of the proposed payment and policy changes will yield an average 4.0% increase in payments for all inpatient psychiatric facilities (including psychiatric units in acute care hospitals), and an average 2.4% increase in payments for psychiatric units of acute care hospitals located in urban areas. Applying the psychiatric unit impact percentage to our Medicare IPF-PPS payments for the twelve months ended June 30, 2006, the annual impact of all changes on our hospitals’ psychiatric units in continuing operations may result in an estimated increase in our Medicare revenues of approximately $1 million. Because of the uncertainty regarding the factors that may influence our future IPF-PPS payments, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding this estimate.

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

At September 30, 2006, we operated two inpatient rehabilitation hospitals, and 14 of our general hospitals in continuing operations operated inpatient rehabilitation units. CMS projects that the combined impact of the payment and policy changes in the IRF-PPS Rule will yield an average 0.8% increase in payments for all inpatient rehabilitation facilities (including rehabilitation units in acute care hospitals), an average 0.9% increase in payments for rehabilitation hospitals located in urban areas and an average 0.7% increase in payments for rehabilitation units of hospitals located in urban areas. Applying the urban hospital and unit impact percentages from the IRF-PPS Rule to our Medicare IRF-PPS payments for the twelve months ended September 30, 2006, the annual impact of all changes on our rehabilitation hospitals and units in continuing operations may result in an estimated increase in our Medicare revenues of approximately $1 million. Because of the uncertainty regarding the factors that may influence our future IRF-PPS payments, including admission volumes, length of stay and case mix, and the impact of compliance with the inpatient rehabilitation facility admission criteria, we cannot provide any assurances regarding this estimate.

Medicare Payment Advisory Commission

At a Medicare Payment Advisory Commission (“MedPAC”) meeting held on October 5, 2006, data was presented that suggested that only $1.9 billion of the $4.9 billion in total Medicare Indirect Medical Education (“IME”) payments made in FFY 2004 was empirically justified (that is, related directly to the increased costs incurred by teaching hospitals to meet their teaching mission). The MedPAC data also shows that only $1.7 billion of the $7.7 billion in total Medicare Disproportionate Share Hospital (“DSH”) payments made in FFY 2004 reflected the additional costs for caring for low-income patients. MedPAC will resume its discussion of IME and DSH payments at its November 2006 meeting. Any recommendations MedPAC might adopt on IME and DSH payments will be included in its annual report to Congress in March 2007. We cannot predict what action MedPAC, Congress or CMS may take in this regard or the impact such action may have on our Medicare revenues.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”)

Section 911 of the MMA requires that CMS replace the current fiscal intermediary (“FI”) and carrier contracts with competitively procured contracts that conform to the Federal Acquisition Regulation. These contracts will be awarded to Medicare Administrative Contractors (each, a “MAC”). This initiative will reduce the number of entities currently providing Medicare administrative services, such as claims processing and cost report settlements, from 43 to 15. CMS has six years, between 2005 and 2011, to complete the transition of claims processing activities from the FIs and carriers to the MACs.

On November 1, 2006, CMS issued a final rule that supports implementation of the restructuring of the contracting entities’ responsibilities and functions as required by Section 911 of the MMA. Under the rules, Medicare providers, including hospitals, will enroll with and receive Medicare payment and other Medicare services from the MAC contracted by CMS to administer claims processing and other services for the geographic locale in which the provider is physically located. We are considered a chain organization under Medicare rules and, as of September 30, 2006, are served by a single FI for claims processing and cost report settlements. Under the final MAC rules, a qualified chain provider may request and receive an exception to the hospital-specific MAC assignment, and may enroll with and bill on behalf of the eligible providers under its common ownership or common control to the MAC contracted by CMS to administer claim processing and other services for the geographic locale in which the chain provider’s home office is physically located. CMS released a request for proposal for the MAC jurisdiction in which our home office is located on September 29, 2006 and expects to award that contract in July 2007. In the event that our hospitals are required to undergo a change of FI as a result of the MAC initiative, the conversion process to the MAC will commence in 2008. We cannot predict what impact, if any, the MAC conversion initiative will have on our operations or cash flows.

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

The amount of our managed care net patient revenue during the nine months ended September 30, 2006 and 2005 was $3.30 billion and $3.15 billion, respectively. Approximately 59% of our managed care net patient revenues through September 30, 2006 was derived from our top ten managed care payers. At September 30, 2006 and December 31, 2005, approximately 53% and 58%, respectively, of our net accounts receivable related to continuing operations were due from managed care payers.

The table below shows the managed care admissions by type for our general hospitals, expressed as percentages of total managed care admissions:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Increase (Decrease)	2006	2005	Increase (Decrease)
Non-governmental	63.0%	67.7%	(4.7)%	64.0%	67.6%	(3.6)%
Governmental	37.0%	32.3%	4.7%	36.0%	32.4%	3.6%

We expect managed care governmental admissions to continue to increase as a percentage of the total managed care admissions. However, although we have had four consecutive quarters of improved managed care pricing, we expect some moderation in the pricing percentage increases in the near-to-intermediate term due to the number of acquisitions in the managed care industry. Nevertheless, as a result of our recent focus on quality, we believe we are well positioned to continue to achieve portfolio yield increases as managed care plans begin to apply higher payment rates for quality of service. In addition, several managed care companies are encouraging their members to seek treatment at our facilities designated as Centers of Excellence by reducing co-pay amounts or offering other incentives that could also have a positive impact on our operations.

A majority of our managed care contracts are “evergreen” contracts. Evergreen contracts extend automatically every year, but may be renegotiated or terminated by either party after giving 90 to 120 days notice. National payers generate approximately 44% of our total net managed care revenues, although these agreements are often negotiated on a local or regional basis. The remainder comes from regional or local payers.

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

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELF-PAY PATIENTS

Self-pay patients are patients who do not qualify for government programs payments, such as Medicare and Medicaid, and who do not have some form of private insurance, and are, therefore, responsible for their own medical bills. A significant portion of our self-pay patients is being admitted through our hospitals’ emergency departments and often require high-acuity treatment. High-acuity treatment is more costly to provide and, therefore, results in higher billings, which are the least collectible of all accounts. We believe our level of self-pay patients has been higher in the last two years than previous periods due to a combination of broad economic factors, including reductions in state Medicaid budgets, increasing numbers of individuals and employers who choose not to purchase insurance, and an increased burden of co-payments and deductibles to be made by patients instead of insurers. We also believe this trend may continue.

Self-pay accounts pose significant collectibility problems. At September 30, 2006 and December 31, 2005, approximately 7% and 6%, respectively, of our net accounts receivable related to continuing operations were due from self-pay patients. A significant portion of our provision for doubtful accounts relates to self-pay patients. We are taking multiple actions in an effort to mitigate the effect on us of the high level of uninsured patients and the related economic impact. These initiatives include conducting detailed reviews of intake procedures in hospitals facing the greatest pressures, and enhancing and updating intake best practices for all of our hospitals. Hospital-specific reports detailing collection rates by type of patient were developed to help the hospital management teams better identify areas of vulnerability and opportunities for improvement. Also, we have completely redesigned our self-pay collection workflows, enhanced technology and improved staff training in an effort to increase collections.

Over the longer term, several other initiatives we have previously announced should also help address this challenge. For example, our Compact, which is discussed in Note 2 to the Condensed Consolidated Financial Statements, is enabling us to offer lower rates to uninsured patients who historically have been charged standard gross charges.

We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per diem amount for services received, subject to a cap. Except for the per diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. For the three months ended September 30, 2006 and 2005, charity care gross charges excluded from net operating revenues and provision for doubtful accounts were $156 million and $139 million, respectively. Charity care gross charges for the nine months ended September 30, 2006 and 2005 were $457 million and $421 million, respectively.

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following two tables show a summary of our net operating revenues, operating expenses and operating income (loss) from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net operating revenues:
General hospitals	$2,071	$2,102	$6,387	$6,327
Other operations	46	48	135	164
Net operating revenues	2,117	2,150	6,522	6,491
Operating expenses:
Salaries, wages and benefits	953	985	2,897	2,964
Supplies	386	398	1,195	1,184
Provision for doubtful accounts	157	183	406	477
Other operating expenses	513	486	1,490	1,417
Depreciation	77	82	229	233
Amortization	6	10	18	19
Impairment and restructuring charges, net of insurance recoveries	1	9	57	14
Hurricane insurance recoveries, net of costs	(4)	9	(14)	9
Costs of litigation and investigations	7	28	751	47
Loss from early extinguishment of debt	—	—	—	15
Operating income (loss)	$21	$(40)	$(507)	$112

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net operating revenues:
General hospitals	97.8%	97.8%	97.9%	97.5%
Other operations	2.2%	2.2%	2.1%	2.5%
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	45.0%	45.8%	44.4%	45.7%
Supplies	18.2%	18.5%	18.3%	18.3%
Provision for doubtful accounts	7.4%	8.5%	6.2%	7.3%
Other operating expenses	24.2%	22.6%	22.9%	21.9%
Depreciation	3.7%	3.8%	3.5%	3.6%
Amortization	0.3%	0.5%	0.3%	0.3%
Impairment and restructuring charges, net of insurance recoveries	0.1%	0.4%	0.9%	0.2%
Hurricane insurance recoveries, net of costs	(0.2)%	0.4%	(0.2)%	0.1%
Costs of litigation and investigations	0.3%	1.3%	11.5%	0.7%
Loss from early extinguishment of debt	—%	—%	—%	0.2%
Operating income (loss)	1.0%	(1.8)%	(7.8)%	1.7%

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

The decrease in other operations revenue is primarily attributable to our rehabilitation hospitals and long-term care facility. In addition, equity earnings of unconsolidated affiliates, included in our net operating revenues, were $4 million for both the three months ended September 30, 2006 and 2005, and $9 million and $15 million for the nine months ended

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2006 and 2005, respectively. As we continue to focus on our general hospital operations, the revenue attributable to our other operations may continue to decrease.

The table below shows certain selected historical operating statistics for our continuing general hospitals:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	Increase (Decrease)		2006	2005	Increase (Decrease)

Net inpatient revenues (2)	$1,418	$1,437	(1.3)%		$4,434	$4,339	2.2%
Net outpatient revenues (2)	$623	$636	(2.0)%		$1,861	$1,903	(2.2)%
Number of general hospitals (at end of period)	57	57	—	(1)	57	57	—	(1)
Licensed beds (at end of period)	14,941	15,117	(1.2)%		14,941	15,117	(1.2)%
Average licensed beds	14,967	15,117	(1.0)%		15,050	15,137	(0.6)%
Utilization of licensed beds (5)	50.5%	52.8%	(2.3	)%(1)	53.0%	55.2%	(2.2	)%(1)
Patient days	695,656	733,782	(5.2)%		2,176,134	2,280,716	(4.6)%
Equivalent patient days (4)	990,535	1,034,842	(4.3)%		3,069,071	3,190,524	(3.8)%
Net inpatient revenue per patient day	$2,038	$1,958	4.1%		$2,038	$1,902	7.2%
Admissions (3)	141,203	145,978	(3.3)%		435,058	448,216	(2.9)%
Equivalent admissions (4)	202,489	207,800	(2.6)%		618,232	632,172	(2.2)%
Net inpatient revenue per admission	$10,042	$9,843	2.0%		$10,192	$9,681	5.3%
Average length of stay (days)	4.9	5.0	(0.1	)(1)	5.0	5.1	(0.1	)(1)
Surgeries	101,089	107,065	(5.6)%		311,684	321,891	(3.2)%
Net outpatient revenue per visit	$593	$581	2.1%		$576	$554	4.0%
Outpatient visits	1,050,600	1,095,718	(4.1)%		3,229,706	3,432,694	(5.9)%

(1)    The change is the difference between 2006 and 2005 amounts shown.

(2)    Net inpatient revenues and net outpatient revenues are components of net operating revenues.

(3)    Self-pay admissions represented 4.4% and 3.9% of total admissions for the three months ended September 30, 2006 and 2005, respectively, and 4.0% and 3.8% for the nine months ended September 30, 2006 and 2005, respectively. Charity care admissions represented 2.1% and 1.8% of total admissions for the three months ended September 30, 2006 and 2005, respectively, and 2.0% and 1.6% for the nine months ended September 30, 2006 and 2005, respectively.

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

All but one of the hospitals excluded from same-hospital statistics in the first quarter of 2006 are now being classified as discontinued operations; we have included NorthShore Regional Medical Center in same-hospital statistics for all periods presented because the effects of Hurricane Katrina on this hospital did not have a significant impact on our overall operating statistics.

REVENUES

During the nine months ended September 30, 2006, net operating revenues from continuing operations were higher compared to the nine months ended September 30, 2005. Net operating revenues for this period were impacted by the pricing on our managed care contracts, partially offset by discounts recorded on self-pay accounts under our Compact. During the three months ended September 30, 2006, net operating revenues from continuing operations were lower compared to the three months ended September 30, 2005. Net operating revenues for this period were impacted by discounts recorded on self-pay accounts under our Compact and our volume levels, partially offset by the higher pricing on our managed care contracts. Total Compact discounts, which reduced net operating revenues, were $255 million and $180 million for the three months ended September 30, 2006 and 2005, respectively, and $694 million and $436 million for the nine months ended September 30, 2006 and 2005, respectively.

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Outpatient visits, patient days and admissions were lower during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 by 5.9%, 4.6% and 2.9%, respectively. We believe the following factors continue to contribute to the overall decline in our inpatient and outpatient volume levels: (1) loss of patients to competing health care providers; (2) challenges in physician recruitment, retention and attrition; (3) contentious managed care contract negotiations or, in some cases, terminations; (4) strategic reduction of services related to our Targeted Growth Initiative discussed in “Significant Challenges—Company-Specific Challenge” above; and (5) unfavorable publicity about us as a result of legacy lawsuits and government investigations, which has impacted our relationships with physicians and patients.

Our net inpatient revenues for the three and nine months ended September 30, 2006, on an overall basis, decreased 1.3% and increased 2.2%, respectively, compared to the same periods in 2005. There are various positive and negative factors impacting our net inpatient revenues.

The positive factors are as follows:

•                  Improved managed care pricing as a result of contracts renegotiated in 2006 and 2005, partially offset by the reduction in stop-loss payments from $91 million and $297 million in the prior-year quarter and year-to-date periods, respectively, to $72 million and $241 million in the current quarter and year-to-date periods, respectively. This improved pricing is also partially offset by an overall shift in our managed care patient mix towards plans with lower levels of reimbursement, including: (1) national payers whose contract terms typically generate lower yields; and (2) managed care Medicare and Medicaid insurance plans, which typically generate lower yields than commercial managed care plans. Because we have had four consecutive quarters of improved managed care pricing, we expect some moderation in the pricing percentage increases in the near-to-intermediate term;

•                  Favorable Medicaid disproportionate-share revenue of $33 million and $104 million in the current quarter and year-to-date periods, respectively, compared to $29 million and $68 million in the prior-year quarter and year-to-date periods, respectively; and

•                  Favorable (unfavorable) net adjustments for prior-year cost reports and related valuation allowances, primarily related to Medicare and Medicaid, in the current quarter and year-to-date periods of $(9) million and $21 million, respectively, including a favorable adjustment of $16 million year-to-date, as a result of a change in estimate of the valuation allowances necessary for prior-year cost report periods not yet audited and settled by our fiscal intermediary, versus a favorable net adjustment in the prior-year quarter and year-to-date periods of $8 million and $20 million, respectively.

The negative factors are as follows:

•                  Lower overall volumes, including commercial managed care volumes; and

•                  Compact discounts of $129 million and $353 million in the current quarter and year-to-date periods, respectively, versus $93 million and $224 million in the prior-year quarter and year-to-date periods, respectively, which reduced net inpatient revenue.

Net outpatient revenues during the three and nine months ended September 30, 2006 decreased 2.0% and 2.2%, respectively, compared to the same periods last year. Net outpatient revenues were also negatively impacted by the implementation of the Compact. During the three and nine months ended September 30, 2006, approximately $126 million and $341 million, respectively, in discounts were recorded on outpatient self-pay accounts under the Compact compared to discounts of $87 million and $212 million, respectively, during the same periods last year. As previously mentioned, outpatient visits also decreased 5.9% for the nine months ended September 30, 2006 compared to the prior-year period. Approximately 5% of the decline is due to the sale or closure of certain home health agencies, hospices and clinics during 2005. These businesses typically generate lower revenue per visit amounts than other outpatient services. The reduction in home health visits, coupled with a slight increase in emergency room visits and improved managed care pricing, contributed to an overall increase in our net outpatient revenue per visit.

SALARIES, WAGES AND BENEFITS

Salaries, wages and benefits expense as a percentage of net operating revenues decreased slightly for the three and nine months ended September 30, 2006 compared to the same periods in 2005. Salaries, wages and benefits per adjusted

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

patient day increased approximately 1.1% and 1.6% in the three and nine months ended September 30, 2006, respectively, compared to the prior-year periods. The increase is primarily due to standard merit and market increases for our employees during 2005, offset by lower overall benefit costs and improved productivity and flexing of staff based on volume declines.

Approximately 17% of our employees were represented by labor unions as of September 30, 2006. In September 2006, certain employees of our Placentia Linda Hospital voted to reject the Service Employees International Union (“SEIU”) as their collective bargaining representative, and in June 2006 certain employees of Doctors Medical Center of Modesto elected the California Nurses Association (“CNA”) as their collective bargaining representative. There are six remaining potential elections that could occur in California during 2006 with the SEIU and the CNA pursuant to our agreements with those unions that provide a framework for pre-negotiated salaries, wages and benefits. In the next 12 months, labor union contracts that cover approximately 16% of our employees will expire. Although the new contracts are expected to have provisions to increase wages, the unions have agreed to an arbitration process to resolve any issues not resolved through the normal renegotiation process. The agreed-to arbitration process provides the greatest assurance that the unions will not engage in strike activity during the negotiation of new agreements and prevents the arbitrator from ordering the company to pay market-leading wages for a particular hospital. We do not anticipate the new contracts will have a material adverse effect on our results of operations. Our labor accord with the SEIU also expires in the next three months, which will allow the SEIU to attempt to organize employees in all states where we have hospitals. As union activity increases at our hospitals, our salaries, wages and benefits expense may increase more rapidly than our net operating revenues.

Included in salaries, wages and benefits expense in the three and nine months ended September 30, 2006 is $11 million and $34 million, respectively, of stock compensation expense, which decreased 11.9% and 12.5%, respectively, from the same periods in the prior year due primarily to the exchange of restricted units for stock options on July 1, 2005, and the impact of certain prior-year stock option grants, which had a higher fair value estimate than the grants in recent years, becoming fully vested in the quarter ended December 31, 2005.

SUPPLIES

Supplies expense as a percentage of net operating revenues increased slightly for the three and nine months ended September 30, 2006 compared to the same periods in the prior year. Supplies expense per adjusted patient day increased approximately 1.3% and 4.9% in the three and nine months ended September 30, 2006, respectively, compared to the prior-year periods. The increase in supplies expense was primarily attributable to higher pharmaceutical, orthopedic and implants supply costs. In the case of implants, the higher costs are associated primarily with new products used to provide a higher quality of care to our patients, whereas the higher orthopedic costs primarily reflect inflation of prices. Higher pharmaceutical costs reflect a combination of new products and inflation. The current quarter increase of 1.3% is lower than the previous quarter increase due primarily to our medication use management program, which held pharmaceutical costs per adjusted patient day to a 1.1% increase compared to a 4.3% increase in the second quarter of 2006, and strategic purchasing of pacemakers, which resulted in a decrease in pacemaker costs per adjusted patient day of 13.5% compared to a 3.2% decrease in the second quarter of 2006. These two programs combined with other cost control efforts and lower volumes resulted in a decrease to supplies cost this quarter compared to the prior year quarter.

We strive to control supplies expense through product standardization, bulk purchases, contract compliance, improved utilization, and operational improvements that should minimize waste. The items of current cost reduction focus continue to be cardiac stents and pacemakers, orthopedic implants and high-cost pharmaceuticals. We also utilize the group-purchasing strategies and supplies-management services of Broadlane, Inc., a company in which we currently hold a 48% interest. Broadlane offers a group-purchasing procurement strategy, outsourcing and e-commerce services to the health care industry.

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts as a percentage of net operating revenues decreased for the three and nine months ended September 30, 2006 compared to the same periods in 2005, primarily due to the implementation of the Compact, partially offset by higher levels of uninsured patients. Prior to implementation of the discounting provisions under the Compact, the vast majority of these accounts were ultimately recognized to be uncollectible and, as a result, were then recorded in our provision for doubtful accounts. By offering managed care-style discounts, we are charging the uninsured more affordable rates, whereby they may be better able to meet their financial obligations to pay for services we provide them. The discounts recorded as contractual allowances during the three and nine months ended September 30, 2006 were

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

approximately $255 million and $694 million, respectively, compared to $180 million and $436 million, respectively, in the prior-year periods. The increase is solely due to the phasing-in of the Compact and the fact that Compact discounts were in effect at all 57 of our general hospitals in the first three quarters of 2006, whereas in the first three quarters of 2005, our 12 hospitals in Texas implemented the discounting components of the Compact on September 1, 2005 and 15 of our hospitals in California implemented them effective February 1, 2005. However, we do not expect the Compact to have a material effect on the net economic impact of treating self-pay patients.

A significant portion of our provision for doubtful accounts still relates to self-pay patients. Collection of accounts receivable has been a key area of focus, particularly over the past two years, as we have experienced adverse changes in our business mix. Our current estimated collection rate on self-pay accounts, which includes co-payments and deductibles to be made by patients, is approximately 30%, including collections from point-of-service through collections by our in-house collection agency or external collection vendors. This self-pay collection rate includes payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being classified and assigned to our in-house self-pay collection group. The comparable self-pay collection percentage as of December 31, 2005 was approximately 24%. Our self-pay collection rates have been impacted by our implementation of the Compact. If the discounts under the Compact are excluded, the Compact-adjusted self-pay collection rates would be 21% and 24% as of September 30, 2006 and December 31, 2005, respectively, which are non-GAAP measures (see “Pro Forma Information” below for a discussion of the use of our non-GAAP measures).

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

As of September 30, 2006, we had a cumulative total of patient account assignments dating back at least three years or older of approximately $4.5 billion related to our continuing operations being pursued by our in-house and outside collection agencies or vendors. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts in collection is determined based on our historical experience and recorded in accounts receivable.

Our accounts receivable days outstanding (“AR Days”) from continuing operations decreased to 56 days at September 30, 2006 compared to 58 days at December 31, 2005. AR Days at September 30, 2006 is within our target of below 60 days. This amount is calculated as our accounts receivable from continuing operations on that date divided by our revenue from continuing operations for the quarter ended on that date divided by the number of days in the quarter. The decrease in AR Days reflects improved collections, particularly in our Texas and Central-Northeast regions.

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections and (3) accounts receivable aging. The following tables present the approximate aging by payer of our continuing operations’ net accounts receivable of $1.299 billion and $1.435 billion, excluding cost report settlements payable and valuation allowances of $15 million and $104 million, at September 30, 2006 and December 31, 2005, respectively:

	September 30, 2006
	Medicare	Medicaid	Managed Care	Indemnity, Self Pay and Other	Total
0-60 days	96%	63%	71%	32%	66%
61-120 days	3%	25%	16%	24%	17%
121-180 days	1%	12%	7%	12%	8%
Over 180 days	—%	—%	6%	32%	9%
Total	100%	100%	100%	100%	100%

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	December 31, 2005
	Medicare	Medicaid	Managed Care	Indemnity, Self Pay and Other	Total
0-60 days	95%	63%	72%	47%	69%
61-120 days	4%	24%	18%	15%	16%
121-180 days	1%	13%	8%	7%	8%
Over 180 days	—%	—%	2%	31%	7%
Total	100%	100%	100%	100%	100%

Patient advocates from our Medical Eligibility Program (“MEP”) screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under our MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 71% of all accounts in our MEP are ultimately approved for benefits under a government program such as Medicaid.

The following table shows the approximate amount of net accounts receivable in our MEP, still awaiting determination of eligibility under a government program at September 30, 2006 and December 31, 2005, by aging category:

	September 30,	December 31,
	2006	2005
0-60 days	$57	$60
61-120 days	15	18
121-180 days	6	7
Over 180 days (1)	—	—
Total	$78	$85

(1)          Includes accounts receivable of $11 million at September 30, 2006 and $9 million at December 31, 2005 that are fully reserved.

We continue to focus on initiatives to improve cash flow, which include improving the process for collecting receivables, pursuing timely payments from all payers, and standardizing and improving contract terms, billing systems and the patient registration process. One specific initiative that was started during the three months ended September 30, 2006 and is expected to be completed in 2007 is the Center for Patient Access Services, which is a centralized dedicated operation that performs financial clearance, including completing insurance eligibility checks, documenting verification of benefits, providing required notifications to managed care payers, obtaining pre-authorizations when necessary and contacting the patient to offer pre-service financial counseling. We continue to review, and adjust as necessary, our methodology for evaluating the collectibility of our accounts receivable, and we may incur future charges resulting from the above-described trends.

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

OTHER OPERATING EXPENSES

Other operating expenses as a percentage of net operating revenues slightly increased for the three and nine months ended September 30, 2006 compared to the same periods in 2005 due in part to fixed costs that do not fluctuate with changes in our patient volumes, such as utilities, property taxes, information technology costs and other contracted services. Partially offsetting this increase in other operating expenses was a decrease in malpractice expense to $46 million and $138 million for the three and nine months ended September 30, 2006, respectively, compared to $52 million and $154 million for the three and nine months ended September 30, 2005, respectively. Contributing to this decline are lower patient volumes, a reduction in frequency of claims and an increase in the seven-year Federal Reserve composite rate used to discount our malpractice liabilities.

Also included in other operating expenses in the nine months ended September 30, 2006 is a loss of $2 million primarily from the sale of our previous headquarters office building in Santa Barbara, California compared to a net gain of $4 million from the sale of certain home health agencies in the nine months ended September 30, 2005.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL AND RESTRUCTURING CHARGES

During the nine months ended September 30, 2006, we recorded net impairment and restructuring charges of $57 million, net of insurance recoveries of $3 million. We recorded $14 million during the nine months ended September 30, 2005. See Note 4 to the Condensed Consolidated Financial Statements for additional detail of these charges and related liabilities.

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

COSTS OF LITIGATION AND INVESTIGATIONS

Costs of litigation and investigations in continuing operations for the three and nine months ended September 30, 2006 were $7 million and $751 million, respectively, compared to $28 million and $47 million, respectively, for the same periods in 2005. These expenses consisted primarily of legal settlements and costs to defend ourselves in various lawsuits, as described in Note 10 to the Condensed Consolidated Financial Statements.

LOSS FROM EARLY EXTINGUISHMENT OF DEBT

In connection with the early redemption of senior notes in February 2005, we recorded a $15 million loss on extinguishment of debt, representing premiums paid and the write-off of unamortized debt issuance costs.

INTEREST EXPENSE

The increase in interest expense for the nine months ended September 30, 2006, compared to the same period in 2005, was largely attributable to the issuance of $800 million of senior notes in January 2005, and the partial use of the proceeds to retire lower rate debt with maturity dates in 2006 and 2007. (See Note 5 to the Condensed Consolidated Financial Statements.)

INCOME TAXES

Income taxes in the nine months ended September 30, 2006 included:

(1)                         a $247 million income tax benefit ($171 million recorded as a current income tax receivable and $76 million as a non-current deferred tax asset) to record the tax effects of our global civil settlement with the federal government;

(2)                         income tax expense of $20 million ($19 million of expense in the three months ended September 30, 2006) to increase the valuation allowance for our deferred tax assets, excluding the impact of the RAR discussed below and other tax adjustments; and

(3)                         an income tax benefit of $38 million ($35 million benefit in the three months ended September 30, 2006) to reflect changes in our tax contingency reserves as a result of the RAR discussed below and other tax adjustments, net of related valuation allowance.

Part of the impact to income taxes in 2006 was due to the receipt from the IRS of an RAR related to the recently completed IRS audit of our tax returns for fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002. The RAR proposes to assess an aggregate tax deficiency of $207 million plus interest ($50 million as of September 30, 2006). Of the $207 million proposed assessment, approximately $125 million, plus interest of $22 million as of September 30, 2006, is attributable to issues that are not in dispute. We anticipate that the undisputed amounts will be reduced to approximately $85 million, plus $22 million of interest as of September 30, 2006, after taking into account loss carrybacks from 2004. The RAR also contains disputed issues totaling an aggregate of $82 million plus interest of $28 million as of September 30, 2006.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income taxes in the nine months ended September 30, 2005 included  $38 million of income tax expense ($46 million of expense in the three months ended September 30, 2005) to adjust the valuation allowance for our deferred tax assets and an income tax benefit of $16 million ($4 million benefit in the three months ended September 30, 2005) to reflect changes in our tax contingency reserves.

PRO FORMA INFORMATION

The discounts for uninsured patients were in effect at all 57 of our hospitals as of September 30, 2006, but during 2005 were not in effect at our 12 Texas hospitals until September 1, 2005 and 15 of our California hospitals until February 1, 2005. In light of this phase-in of the discounts for uninsured patients under the Compact, we are supplementing certain historical information with information presented on a pro forma basis as if we had not implemented the discounts under the Compact during the periods indicated. This information includes numerical measures of our historical performance that have the effect of depicting such measures of financial performance differently from that presented in our Condensed Consolidated Financial Statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and that are defined under Securities and Exchange Commission (“SEC”) rules as “non-GAAP financial measures.” We believe that the information presented on this pro forma basis is important to our shareholders in order to show the effect that these items had on elements of our historical results of operations and provide important insight into our operations in terms of other underlying business trends, without necessarily estimating or suggesting their effect on our future results of operations. This supplemental information has inherent limitations because discounts under the Compact during the period ended September 30, 2006 are not indicative of future periods. We compensate for these inherent limitations by also utilizing comparable GAAP measures. In spite of the limitations, we find the supplemental information useful to the extent it better enables us and our investors to evaluate bad debt trends and other expenses, and we believe the consistent use of this supplemental information provides us and our investors with reliable period-to-period comparisons. Costs in our business are largely influenced by volumes and, thus, are generally analyzed as a percent of net operating revenues. Accordingly, we provide this additional analytical information to better enable investors to measure expense categories between periods. Based on requests by shareholders and analysts, we believe these non-GAAP measures are useful as well.

The table below illustrates certain actual operating expenses as a percent of net operating revenues for our 57 continuing general hospitals for the nine months ended September 30, 2006 and 2005 as if we had not implemented the discounts under the Compact during the periods indicated. The table includes reconciliations of GAAP measures to non-GAAP measures. Investors are encouraged, however, to use GAAP measures when evaluating our financial performance.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

		Compact
	GAAP Amounts	Adjustments	Non-GAAP Amounts
	(Dollars in Millions, Except Per Admission
	and Per Visit Amounts)
Nine Months Ended September 30, 2006:
Net operating revenues	$6,522	$694	$7,216
Operating expenses:
Salaries, wages and benefits	2,897	—	2,897
Supplies	1,195	—	1,195
Provision for doubtful accounts	406	636	1,042
Other operating expenses	1,490	—	1,490

As a percentage of net operating revenues
Net operating revenues	100.0%		100.0%
Operating expenses:
Salaries, wages and benefits	44.4%		40.1%
Supplies	18.3%		16.6%
Provision for doubtful accounts	6.2%		14.4%
Other operating expenses	22.9%		20.6%

Net inpatient revenue	$4,434	$353	$4,787
Net outpatient revenue	$1,861	$341	$2,202
Admissions	435,058		435,058
Outpatient visits	3,229,706		3,229,706
Net inpatient revenue per admission	$10,192	$811	$11,003
Net outpatient revenue per visit	$576	106	$682

Nine Months Ended September 30, 2005:
Net operating revenues	$6,491	$436	$6,927
Operating expenses:
Salaries, wages and benefits	2,964	—	2,964
Supplies	1,184	—	1,184
Provision for doubtful accounts	477	399	876
Other operating expenses	1,417	—	1,417

As a percentage of net operating revenues
Net operating revenues	100.0%		100.0%
Operating expenses:
Salaries, wages and benefits	45.7%		42.8%
Supplies	18.3%		17.1%
Provision for doubtful accounts	7.3%		12.6%
Other operating expenses	21.9%		20.5%

Net inpatient revenue	$4,339	$224	$4,563
Net outpatient revenue	$1,903	$212	$2,115
Admissions	448,216		448,216
Outpatient visits	3,432,694		3,432,694
Net inpatient revenue per admission	$9,681	$499	$10,180
Net outpatient revenue per visit	$554	$62	$616

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

Our obligations to make future cash payments under contracts, such as debt and lease agreements, and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, are summarized in the table below, as of September 30, 2006:

		Years Ending December 31,					Later
	Total	2006	2007	2008	2009	2010	Years
	(In Millions)
Long-term debt (1)	$8,525	$84	$382	$382	$381	$381	$6,915
Global civil settlement payable (1)	306	—	39	97	97	73	—
Capital lease obligations (1)	23	—	20	—	—	—	3
Long-term non-cancelable operating leases	500	42	144	122	69	38	85
Standby letters of credit	201	55	146	—	—	—	—
Guarantees (2)	111	36	44	14	6	5	6
Asset retirement obligations	182	—	6	—	—	—	176
Purchase orders	465	465	—	—	—	—	—
Total	$10,313	$682	$781	$615	$553	$497	$7,185

(1)          Includes interest through maturity date/lease termination.

(2)          Includes minimum revenue guarantees, primarily related to physicians under relocation agreements and physician groups that provide services at our hospitals, and operating lease guarantees.

The standby letters of credit are required principally by our insurers and various states to collateralize our workers’ compensation programs pursuant to statutory requirements and as security to collateralize the deductible and self-insured retentions under some of our professional and general liability insurance programs. The amount of collateral required is principally dependent upon the level of claims activity and our creditworthiness. The insurers require the collateral in case we are unable to meet our obligations to claimants within the deductible or self-insured retention layers. The standby letters of credit are issued under our letter of credit facility and are fully collateralized by the $263 million of restricted cash on our balance sheet at September 30, 2006.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities, including amounts to comply with applicable laws and regulations, equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new buildings and various other capital improvements.

Capital expenditures were $391 million and $360 million in the nine months ended September 30, 2006 and 2005, respectively. We anticipate that our capital expenditures for the year ending December 31, 2006 will total approximately $650 million, after the acceleration of certain equipment purchases in connection with our assessment of physician and hospital needs. We also expect to have an additional $150 million of capital commitments during 2006. The anticipated capital expenditures also include approximately $2 million in 2006 to meet California seismic requirements by 2012 for our remaining California facilities after all planned divestitures. The total estimated future value of capital expenditures necessary to meet the seismic requirements is approximately $432 million, which was estimated using an inflation rate of approximately 5%.

Interest payments, net of capitalized interest, were $312 million and $292 million in the nine months ended September 30, 2006 and 2005, respectively. We anticipate that our interest payments for the year ending December 31, 2006 will be approximately $380 million.

Income tax payments, net of refunds received, were approximately $28 million in the nine months ended September 30, 2006 compared to a net income tax refund of $529 million in the nine months ended September 30, 2005. At September 30, 2006, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss carryforwards of approximately $1.3 billion expiring in 2024 and 2025, (2) approximately $6 million in alternative minimum tax credits with no expiration, and (3) general business credit carryforwards of approximately $9 million expiring in 2023-2025. We expect to pay the undisputed IRS income tax adjustments of $85 million plus interest related to the recently received RAR before the end of 2006.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SOURCES AND USES OF CASH

Our liquidity for the nine months ended September 30, 2006 was derived primarily from unrestricted cash on hand. For the nine months ended September 30, 2005, our liquidity was derived primarily from proceeds from the sale of new senior notes, income tax refunds and unrestricted cash on hand.

Net cash used in operating activities was $441 million in the nine months ended September 30, 2006 compared to net cash provided by operating activities of $685 million in the nine months ended September 30, 2005. The principal reasons for the change were:

•                   an additional $610 million in payments during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 for legal settlements and related costs comprised primarily of the June 2006 global civil settlement payment to the federal government ($470 million), the payments in March 2006 in connection with the settlement of a securities class action lawsuit and state shareholder derivative litigation ($145 million) and our February 2006 settlement with the Florida Attorney General ($7 million);

•                   an income tax refund of $537 million received in March 2005;

•                   Medicare payment delays of $54 million in September 2006;

•                   an additional $44 million of 401(k) matching contributions due to a full year of contribution matching in the nine months ended September 30, 2006 compared to six months of contribution matching in the nine months ended September 30, 2005 (effective July 1, 2004, we changed to an annual matching of employee 401(k) plan contributions for participants actively employed on December 31, as opposed to matching such contributions each pay period);

•                   an additional $20 million of interest expense payments in 2006 due to debt issuances in January 2005; and

•                   hurricane insurance recoveries of $161 million in 2006.

Cash proceeds from the sale of new senior notes were $773 million in the nine months ended September 30, 2005. We used a portion of the proceeds for the early redemption of the remaining $400 million aggregate principal amount outstanding on our senior notes due in 2006 and 2007, and the balance of the proceeds for general corporate purposes.

Proceeds from the sales of facilities, investments and other assets during the nine months ended September 30, 2006 and 2005 aggregated $165 million and $153 million, respectively.

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

From time to time, we expect to engage in various capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. We are currently working with a group of banks on an $800 million line of credit agreement collateralized by our patient accounts receivable.

We are currently in compliance with all covenants and conditions in our letter of credit facility and the indentures governing our senior notes.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At September 30, 2006, we had approximately $201 million of letters of credit outstanding under our letter of credit facility, which were fully collateralized by $263 million of restricted cash. We had $809 million of unrestricted cash and cash equivalents on hand as of September 30, 2006 to fund our operations and capital expenditures.

LIQUIDITY

We believe that existing unrestricted cash and cash equivalents on hand, future cash provided by operating activities, collection of income taxes receivable and sales proceeds from our hospitals held for sale should be adequate to meet our current cash needs. It should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt and other presently known operating needs. Long-term liquidity for debt service will be dependent on improved cash provided by operating activities and, given favorable market conditions, future borrowings or refinancings. However, our cash needs could be materially affected by the deterioration in our results of operations, as well as the various uncertainties discussed in this and other sections, which could require us to pursue various financing options, including, but not limited to, additional borrowings, debt refinancings, asset sales or other financing alternatives. The level, if any, of these financing sources cannot be assured.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $312 million of standby letters of credit and guarantees as of September 30, 2006 (shown in the cash requirements table above).

CRITICAL ACCOUNTING ESTIMATES

In preparing our Condensed Consolidated Financial Statements in conformity with GAAP, we must use estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements and accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base the estimates on historical experience and on assumptions that we believe to be reasonable, given the particular circumstances in which we operate. Actual results may vary from those estimates.

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

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain of our market-sensitive financial instruments as of September 30, 2006.

	Maturity Date, Year Ending December 31,
	2006	2007	2008	2009	2010	Thereafter	Total
	(Dollars in Millions)
Fixed-rate long-term debt	$16	$22	$2	$1	$1	$4,854	$4,896
Average interest rates	9.4%	9.4%	9.4%	9.4%	9.4%	8.2%	8.2%

Fixed-rate global civil settlement obligation	$—	$39	$97	$97	$73	$—	$306
Average interest rate		4.1%	4.1%	4.1%	4.1%		4.1%

At September 30, 2006, we had no significant borrowings subject to or with variable interest rates. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.

At September 30, 2006, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio. At September 30, 2006, we had accumulated unrealized losses of approximately $1 million related to our captive insurance companies’ investment portfolios.

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

TENET HEALTHCARE CORPORATION

PART II.

ITEM 1. LEGAL PROCEEDINGS

On June 28, 2006, Tenet entered into a broad civil settlement agreement with the U.S. Department of Justice (“DOJ”) and other federal agencies that concluded several previously disclosed governmental investigations, including inquiries into our receipt of certain Medicare outlier payments before 2003, physician financial arrangements and Medicare coding issues, as well as various whistleblower actions brought by private citizens on behalf of the government concerning allegedly excessive or inappropriate claims to government health care programs. With this global settlement and the settlement of a number of other matters, which were disclosed in prior filings, we have now resolved the majority of the lawsuits and investigations related to legacy issues that had been ongoing for the past several years.

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

We refer you to Part I, Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2005 for a description of material legal proceedings and investigations not in the ordinary course of business as updated through the filing date of that report. We also refer you to Part II, Item 1, Legal Proceedings, of each of our subsequent Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 for a description of the material developments occurring with respect to legal proceedings and investigations through the filing date of each report. Since the beginning of the third quarter of 2006, further material developments, as described below, have occurred. For additional information, see Note 10 to the Condensed Consolidated Financial Statements included in this report.

Where specific amounts are sought in any pending legal proceeding, those amounts are disclosed. For all other matters, where the possible loss or range of loss is reasonably estimable, an estimate is provided. Where no estimate is provided, the possible amount of loss is not reasonably estimable at this time or the loss is not probable. We undertake no obligation to update the following disclosures for any new developments.

Internal Revenue Service Disputes

In May 2003, the Internal Revenue Service (“IRS”) completed an examination of our federal income tax returns for fiscal years ended May 31, 1995, 1996 and 1997 and issued a Revenue Agent’s Report. During 2005, we resolved several disputed issues with the IRS and paid approximately $8 million, which was comprised of $23 million of tax plus accrued interest of $15 million less prior payments of $30 million. Among the resolved issues was a disputed adjustment with respect to the timing of the recognition of income for tax purposes pertaining to Medicare and Medicaid net revenues, which we resolved by agreeing to spread the impact of the disputed adjustment over fiscal years ended May 31, 1995 through May 31, 2002.

After the settlement, the IRS issued a statutory notice of tax deficiency for $67 million in the fourth quarter of 2005 related to the remaining disputed items for fiscal years May 31, 1995, 1996 and 1997. During the three months ended March 31, 2006, we filed a petition to contest the tax deficiency notice through formal litigation in Tax Court. Interest expense (approximately $79 million as of September 30, 2006, before any federal or state tax benefit) will continue to accrue until the case is resolved. The principal issues that remain in dispute include the deductibility of a portion of the civil settlement we paid to the federal government in 1994 related to our discontinued psychiatric hospital business and the computation of depreciation expense with respect to certain capital expenditures incurred during the fiscal years at issue. We presently cannot determine the ultimate resolution of the remaining disputed items. We believe we have adequately reserved for all probable tax matters, including interest, related to those disputed items.

In September 2006, the IRS completed its examination of our federal tax returns for fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002. On October 26, 2006, the IRS issued a Revenue Agent’s Report (“RAR”) in which it proposes to assess an aggregate tax deficiency of $207 million plus interest thereon of $50 million as of September 30, 2006, before any federal or state tax benefit.

TENET HEALTHCARE CORPORATION

LEGAL PROCEEDINGS

The RAR addresses several disputed issues, including the computation of depreciation expense on certain capital expenditures, the deductibility of a portion of certain civil settlements we paid to the federal government, and the deductibility of a loss incurred on the disposition of a business. In the aggregate, the disputed issues comprise approximately $82 million, plus interest thereon of $28 million as of September 30, 2006, before any federal or state tax benefit. Interest is currently accruing on the proposed tax deficiency at a rate of 8%. Effective November 27, 2006, the rate will increase to 10% and, thereafter, the rate will be adjusted quarterly based on rates published by the U.S. Treasury Department. We believe our original deductions were appropriate, and we plan to appeal each of these disputed issues by filing a protest with the Appeals Division of the IRS.

Of the aggregate proposed tax deficiency of $207 million, approximately $125 million is attributable to issues that are not in dispute. After taking into account net operating losses from 2004, which will offset a portion of the undisputed tax deficiency, the remaining undisputed amount will be reduced to approximately $85 million plus interest thereon of $22 million as of September 30, 2006. We expect to pay the undisputed tax deficiency of $85 million plus interest before the end of 2006. We believe we have adequately reserved for all probable tax matters presented in the RAR, including interest. We presently cannot determine the ultimate resolution of the remaining disputed issues.

United States ex. rel. Dr. Man Tai Lam and Dr. William Meschel v. Tenet Healthcare Corporation, Case No.

EP-02-CA-0525KC (U.S. District Court for the Western District of Texas)

On December 28, 2005, we were served with a summons and third amended complaint in this qui tam action, which had originally been filed by the relators on November 8, 2002 and which remained under seal until the DOJ decided to not intervene in the matter and the court lifted the seal on July 18, 2005. The complaint alleged violations of the federal False Claims Act by Tenet hospitals in El Paso, Texas arising out of: (1) alleged violations of the federal anti-kickback statute in connection with certain financial arrangements with physicians; and (2) the alleged manipulation of the hospitals’ charges in order to increase outlier payments. We served our response to the complaint on February 27, 2006 and moved to dismiss the case. On April 27, 2006, the DOJ filed a statement of interest joining our motion to dismiss on the basis that the court lacks jurisdiction over the case because the relators are not original sources of the alleged violations of the False Claims Act. On August 15, 2006, the court granted our motion to dismiss the kickback claims, but denied the motion with respect to the outlier claim.

On September 14, 2006, we were served with a fourth amended complaint in this matter. The relators continue to allege violations of the federal anti-kickback statute and manipulation of hospital charges in order to increase outlier payments. We served our response to the complaint on October 2, 2006 and have again moved to dismiss the case.

United States ex rel. Bruce G. Lowman v. Hilton Head Medical Center and Clinics, et al., Case No. 9:05-2533-PMD (U.S. District Court for the District of South Carolina)

On July 20, 2006, the DOJ filed a notice to unseal and declining to intervene in a qui tam lawsuit, which was filed under seal on September 1, 2005, against the Company, our Hilton Head Medical Center and Clinics in South Carolina and related subsidiaries, as well as a cardiologist who was not our employee, but formerly practiced at Hilton Head. The unsealing order was signed by the judge on July 25, 2006. The relator, a physician no longer on Hilton Head’s medical staff, alleges under the federal False Claims Act that we received inappropriate payments from Medicare for certain cardiac catheterization procedures that were performed by the cardiologist from 1997 through 2003, during which time Hilton Head did not have a state certificate of need (“CON”) for open heart surgery capability, which was required under South Carolina regulations for facilities performing those procedures. The suit also alleges that certain of the catheterization procedures were medically unnecessary, although it provides no specific information regarding these claims.

In 2001, we self-disclosed to the South Carolina Department of Health and Environmental Control (“DHEC”) that 436 therapeutic cardiac catheterization procedures had been performed at Hilton Head between January 1, 1997 and March 31, 2000 when that facility lacked a CON for open heart surgery, and that, of these, 242 were deemed non-emergent and 194 were deemed emergent. DHEC and Hilton Head entered into a Consent Order on February 2, 2001 whereby DHEC found that there was no intentional violation of state laws or regulations and whereby Hilton Head paid a civil penalty of $100 per non-emergent procedure, or $24,200. Subsequently, in July 2002, Hilton Head received its CON for open heart surgery, and it has been performing therapeutic cardiac catheterizations since that time. Despite the government’s decision not to intervene, the relator intends to continue to litigate the case independently. We have not yet been served with the complaint, but intend to vigorously defend ourselves against the claims made in the lawsuit.

TENET HEALTHCARE CORPORATION

LEGAL PROCEEDINGS

University of Southern California v. USC University Hospital, Inc., et al., Case No. BC357352 (Los Angeles Superior Court, filed August 22, 2006)

On August 22, 2006, the University of Southern California filed a lawsuit in Los Angeles Superior Court against a Tenet subsidiary seeking to terminate a ground lease and a development and operating agreement between the University and the subsidiary, which built, owns and operates USC University Hospital, an acute care hospital located on land leased from the University in Los Angeles. The University’s complaint alleges that the lease and operating agreement should be terminated as a result of a default by us and seeks a judicial declaration terminating the agreements in an effort to force us to sell the hospital to the University. We strongly dispute the University’s claims and are seeking to compel arbitration of the dispute, which is mandated by the development and operating agreement.

TENET HEALTHCARE CORPORATION

ITEM 6. EXHIBITS

(10)                Material Contracts

(a)             Corporate Integrity Agreement, dated September 27, 2006, between the Registrant and the Office of Inspector General of the U.S. Department of Health and Human Services

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

TENET HEALTHCARE CORPORATION
(Registrant)

Date: November 6, 2006	By:	/s/ BIGGS C. PORTER
Biggs C. Porter
Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2006	By:	/s/ TIMOTHY L. PULLEN
Timothy L. Pullen
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)