Form 10-K
period 2006-12-31
TENET HEALTHCARE CORP
filed 2007-02-27
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2006

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

(469) 893-2200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock	New York Stock Exchange
6 3/8% Senior Notes due 2011	New York Stock Exchange
6 1/2% Senior Notes 2012	New York Stock Exchange
7 3/8% Senior Notes due 2013	New York Stock Exchange
9 7/8% Senor Notes due 2014	New York Stock Exchange
9¼% Senior Notes due 2015	New York Stock Exchange
6 7/8% Senior Notes due 2031	New York Stock Exchange

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☒                                                   Accelerated filer ☐                                                   Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of June 30, 2006, there were 470,653,819 shares of common stock outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the Registrant as of June 30, 2006, based on the closing price of the Registrant’s shares on the New York Stock Exchange that day, was approximately $2,011,321,090. For the purpose of the foregoing calculation only, all directors and the executive officers who were SEC reporting persons of the Registrant as of June 30, 2006 have been deemed affiliates. As of January 31, 2007, there were 471,605,089 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2007 annual meeting of shareholders to be held on May 10, 2007 are incorporated by reference into Part III of this Form 10-K.

i

PART I.

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

Tenet Healthcare Corporation operates in one line of business—the provision of health care services, primarily through the operation of general hospitals. All of Tenet’s operations are conducted through its subsidiaries. (Unless the context otherwise requires, Tenet and its subsidiaries are referred to herein as “Tenet,” the “Company,” “we” or “us.”) At December 31, 2006, our subsidiaries operated 64 general hospitals (including seven hospitals not yet divested at that date that are classified as discontinued operations in our Consolidated Financial Statements), a cancer hospital and two critical access hospitals, with a combined total of 16,310 licensed beds, serving urban and rural communities in 12 states. Of those general hospitals, 53 were owned by our subsidiaries and 11 were owned by third parties and leased by our subsidiaries (including one facility we owned located on land leased from a third party).

At December 31, 2006, our subsidiaries also owned or leased various related health care facilities, including two rehabilitation hospitals, a long-term acute care hospital, a skilled nursing facility and a number of medical office buildings—each of which is located on the same campus as, or nearby, one of our general hospitals. In addition, our subsidiaries owned or leased physician practices, captive insurance companies and various other ancillary health care businesses, including outpatient surgery centers, diagnostic imaging centers, occupational and rural health care clinics, and interests in two health maintenance organizations, all of which comprise a minor portion of our business.

Our mission is to provide quality health care services that are responsive to the needs of the communities we serve. To accomplish our mission in the complex and competitive health care industry, our operating strategies are to (1) improve the quality of care provided at our hospitals by identifying best practices and implementing those best practices in all of our hospitals, (2) improve operating efficiencies and reduce operating costs while maintaining or improving the quality of care provided, (3) improve patient, physician and employee satisfaction, (4) improve recruitment and retention of physicians, as well as nurses and other employees, (5) increase collections of accounts receivable and improve cash flow, and (6) acquire new, or divest existing, facilities as market conditions, operational goals and other considerations warrant. We adjust these strategies as necessary in response to changes in the economic and regulatory climates in which we operate and the success or failure of our various efforts.

OPERATIONS

In the second quarter of 2006, we announced several changes to our operating structure. Previously, our four operating regions were: (1) California, which included all of our hospitals in California, as well as our hospital in Nebraska; (2) Central Northeast-Southern States, which included all of our hospitals in Georgia, Missouri, North Carolina, Pennsylvania, South Carolina and Tennessee; (3) Florida-Alabama, which included all of our hospitals in Florida, as well as our hospital in Alabama; and (4) Texas-Gulf Coast, which included all of our hospitals in Louisiana and Texas, as well a hospital in Mississippi. Our operations are now structured as follows:

•                    Our California region includes all of our hospitals in California and Nebraska;

•                    Our Central-Northeast region includes all of our hospitals in Missouri, Pennsylvania and Tennessee;

•                    Our Southern States region includes all of our hospitals in Alabama, Georgia, Louisiana, North Carolina and South Carolina;

•                    Our Texas region includes all of our hospitals in Texas; and

•                    Our Florida hospitals are split into two separate networks:

•      Miami-Dade Health Network, which includes five hospitals in Miami-Dade and Broward counties; and

•      Palm Beach Health Network, which includes six hospitals in Palm Beach and Broward counties.

All of our regions and the networks described above report directly to our chief operating officer.

We seek to operate our hospitals in a manner that positions them to compete effectively in the rapidly evolving health care environment. To that end, we sometimes decide to sell, consolidate or close certain facilities in order to eliminate duplicate services or excess capacity, or because of changing market conditions. From time to time, we make strategic acquisitions of general hospitals or enter into partnerships or affiliations with related health care businesses.

In 2006, we divested or sought to divest a total of 14 general hospitals, two of which were included in our January 2004 divestiture plan. In April 2006, we announced that we had entered into an agreement to sell Gulf Coast Medical Center in Biloxi, Mississippi, and we completed that sale in June 2006. In May 2006, we agreed to divest Alvarado Hospital Medical Center as part of a civil settlement with the U.S. Attorney in San Diego to resolve a long-running criminal case regarding physician relocation agreements at that facility. We sold Alvarado Hospital Medical Center effective January 1, 2007. In June 2006, we announced our strategic plan to divest 10 general hospitals, primarily to enhance our future profitability, provide funds to expand capital investments at our remaining hospitals and help fund our June 2006 global civil settlement with the federal government. The 10 hospitals included: (1) four in the New Orleans area because of uncertainties in the New Orleans market and the need for health care consolidation there in the aftermath of Hurricane Katrina; (2) three of our five hospitals in Philadelphia; and (3) three of our Florida hospitals. As of December 31, 2006, we had sold six of the 10 hospitals—three in New Orleans and three in Florida. We continue to work towards divesting each of the six remaining hospitals slated for divestiture (which are identified with an asterisk in the table beginning on page 3), and discussions and negotiations with potential buyers are ongoing.

In addition to the proposed divestitures described above, we will no longer operate two of our Texas hospitals—RHD Memorial Medical Center and Trinity Medical Center—after August 2007 when our operating lease with the Metrocrest Hospital Authority expires. We are planning to open two new 100-bed acute care hospitals in the next several years—one in El Paso, Texas and one in Fort Mill, South Carolina. Construction has begun on the El Paso hospital, which is targeted to open in March 2008. Our application for a certificate of need to build the Fort Mill hospital was approved in May 2006. The approval is subject to appeal by the other applicants, and we expect the appeal process to take up to two years or longer. Once construction begins, the hospital is expected to take up to an additional two years to complete. We also received approval for a 140-bed replacement hospital for East Cooper Medical Center in Mt. Pleasant, South Carolina. That replacement hospital is expected to open in early 2009.

Going forward, we will focus our financial and management resources on the 57 general hospitals and related operations that will remain after all proposed divestitures are finalized, the Metrocrest lease expires and the construction of our new hospitals in El Paso and Fort Mill is completed. Our general hospitals in continuing operations generated in excess of 97% of our net operating revenues for all periods presented in our Consolidated Financial Statements. Factors that affect our patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: (1) the business environment of local communities; (2) the number of uninsured and underinsured individuals in local communities treated at our hospitals; (3) seasonal cycles of illness; (4) climate and weather conditions; (5) physician recruitment, retention and attrition; (6) advances in technology and treatments that reduce length of stay; (7) local health care competitors; (8) managed care contract negotiations or terminations; (9) unfavorable publicity about us, which impacts our relationships with physicians and patients; and (10) the timing of elective procedures.

Each of our general hospitals (other than Lindy Boggs Medical Center in New Orleans, which is currently closed as a result of the effects of Hurricane Katrina) offers acute care services, operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories and pharmacies; in addition, most offer intensive care, critical care and/or coronary care units, physical therapy, and orthopedic, oncology and outpatient services. A number of the hospitals also offer tertiary care services such as open-heart surgery, neonatal intensive care and neuroscience. Five of our hospitals—USC University Hospital, Saint Louis University Hospital, Hahnemann University Hospital, Sierra Medical Center and St. Christopher’s Hospital for Children—offer quaternary care in areas such as heart, lung, liver and kidney transplants. USC University Hospital, Sierra Medical Center and Good Samaritan Hospital also offer gamma-knife brain surgery; USC University Hospital and Saint Louis University Hospital offer cyberknife surgery for tumors and lesions in the brain, lung, neck and spine that may have been previously considered inoperable or inaccessible by radiation therapy; and Saint Louis University Hospital, Hahnemann University Hospital and USC Kenneth Norris Jr. Cancer Hospital, our facility specializing in cancer treatment on the campus of USC University Hospital, offer bone marrow transplants. In addition, our hospitals will continue their efforts to deliver and develop those outpatient services that can be provided on a quality, cost-effective basis and that we believe will meet the needs of the communities served by the facilities.

With the exception of the 25-bed Sylvan Grove Hospital located in Georgia and the 25-bed Frye Regional Medical Center—Alexander Campus located in North Carolina, which are designated by the Centers for Medicare and Medicaid Services (“CMS”) as critical access hospitals and which have not sought to be accredited, each of our facilities that is eligible for accreditation is accredited by the Joint Commission (formerly, the Joint Commission on Accreditation of Healthcare Organizations), the Commission on Accreditation of Rehabilitation Facilities (in the case of rehabilitation hospitals), the American Osteopathic Association (in the case of one hospital) or another appropriate accreditation agency. With such accreditation, our hospitals are deemed to meet the Medicare Conditions of Participation and are, therefore, eligible to participate in government-sponsored provider programs, such as the Medicare and Medicaid programs. The two critical access hospitals that are not accredited also participate in the Medicare program by otherwise meeting the Medicare Conditions of Participation. Lindy Boggs Medical Center is no longer accredited due to the length of its closure as a result of damage from Hurricane Katrina.

The following table lists, by state, the general hospitals owned or leased and operated by our subsidiaries as of December 31, 2006:

Hospital	Location	Licensed Beds	Status
Alabama
Brookwood Medical Center	Birmingham	586	Owned

California
Alvarado Hospital Medical Center/SDRI(1)	San Diego	306	Owned
Community Hospital of Los Gatos(2)	Los Gatos	143	Leased
Desert Regional Medical Center	Palm Springs	367	Leased
Doctors Hospital of Manteca	Manteca	73	Owned
Doctors Medical Center	Modesto	465	Owned
Encino-Tarzana Regional Medical Center*	Encino	151	Owned
Encino-Tarzana Regional Medical Center*	Tarzana	245	Leased
Fountain Valley Regional Hospital and Medical Center	Fountain Valley	400	Owned
Garden Grove Hospital and Medical Center	Garden Grove	167	Owned
Irvine Regional Hospital and Medical Center	Irvine	176	Leased
John F. Kennedy Memorial Hospital	Indio	145	Owned
Lakewood Regional Medical Center	Lakewood	172	Owned
Los Alamitos Medical Center	Los Alamitos	167	Owned
Placentia Linda Hospital	Placentia	114	Owned
San Dimas Community Hospital	San Dimas	64	Owned
San Ramon Regional Medical Center	San Ramon	123	Owned
Sierra Vista Regional Medical Center	San Luis Obispo	165	Owned
Twin Cities Community Hospital	Templeton	84	Owned
USC University Hospital(3)	Los Angeles	329	Leased

Florida
Coral Gables Hospital	Coral Gables	256	Owned
Delray Medical Center	Delray Beach	403	Owned
Florida Medical Center	Fort Lauderdale	459	Owned
Good Samaritan Hospital	West Palm Beach	333	Owned
Hialeah Hospital	Hialeah	378	Owned
North Ridge Medical Center	Fort Lauderdale	332	Owned
North Shore Medical Center	Miami	357	Owned
Palm Beach Gardens Medical Center	Palm Beach Gardens	199	Leased
Palmetto General Hospital	Hialeah	360	Owned
Saint Mary’s Medical Center	West Palm Beach	460	Owned
West Boca Medical Center	Boca Raton	185	Owned

Georgia
Atlanta Medical Center	Atlanta	460	Owned
North Fulton Regional Hospital	Roswell	167	Leased
South Fulton Medical Center	East Point	338	Owned
Spalding Regional Hospital	Griffin	160	Owned
Sylvan Grove Hospital(4)	Jackson	25	Leased

Louisiana
Lindy Boggs Medical Center*(5)	New Orleans	187	Owned
NorthShore Regional Medical Center(2)	Slidell	165	Leased

Hospital	Location	Licensed Beds	Status
Missouri
Des Peres Hospital	St. Louis	167	Owned
Saint Louis University Hospital	St. Louis	356	Owned

Nebraska
Creighton University Medical Center(6)	Omaha	334	Owned

North Carolina
Central Carolina Hospital	Sanford	137	Owned
Frye Regional Medical Center	Hickory	355	Leased
Frye Regional Medical Center—Alexander Campus(7)	Taylorsville	25	Leased

Pennsylvania
Graduate Hospital*	Philadelphia	190	Owned
Hahnemann University Hospital	Philadelphia	541	Owned
Roxborough Memorial Hospital*	Philadelphia	137	Owned
St. Christopher’s Hospital for Children	Philadelphia	161	Owned
Warminster Hospital*	Warminster	153	Owned

South Carolina
East Cooper Regional Medical Center	Mt. Pleasant	100	Owned
Hilton Head Medical Center and Clinics	Hilton Head	93	Owned
Piedmont Medical Center	Rock Hill	288	Owned

Tennessee
Saint Francis Hospital	Memphis	519	Owned
Saint Francis Hospital—Bartlett	Bartlett	100	Owned

Texas
Centennial Medical Center	Frisco	118	Owned
Cypress Fairbanks Medical Center	Houston	160	Owned
Doctors Hospital	Dallas	232	Owned
Houston Northwest Medical Center	Houston	508	Owned
Lake Pointe Medical Center	Rowlett	99	Owned
Nacogdoches Medical Center	Nacogdoches	150	Owned
Park Plaza Hospital	Houston	446	Owned
Providence Memorial Hospital	El Paso	508	Owned
RHD Memorial Medical Center(8)	Dallas	155	Leased
Shelby Regional Medical Center	Center	54	Owned
Sierra Medical Center	El Paso	351	Owned
Trinity Medical Center(8)	Carrollton	207	Leased

*                      We continue to work toward divesting these facilities as part of the restructuring of our operations announced in January 2004 and June 2006, and discussions and negotiations with potential buyers are ongoing.

(1)               Sold effective January 1, 2007.

(2)               Facility and land leased from a partnership in which a Tenet subsidiary owns a 23% interest.

(3)               Facility owned by us on land leased from a third party. Number of licensed beds includes USC Kenneth Norris Jr. Cancer Hospital, our 60-bed facility specializing in cancer treatment on the campus of USC University Hospital.

(4)               Designated by CMS as a critical access hospital and, therefore, although not being divested, this facility is not counted among the 57 general hospitals that will remain after all proposed divestitures are finalized, the Metrocrest lease expires and the construction of new hospitals in El Paso, Texas and Fort Mill, South Carolina is completed.

(5)               Closed at this time due to damage from Hurricane Katrina; the hospital’s Medicare provider number has been terminated, and its Louisiana state hospital license expires on May 31, 2007.

(6)               Owned by a limited liability company in which a Tenet subsidiary owns a 74% interest and is the managing member.

(7)               We ceased providing services at this facility effective February 1, 2007 pending closure or sale; however, the facility remains fully licensed and is still designated by CMS as a critical access hospital.

(8)               We will no longer operate these facilities after our lease with the Metrocrest Hospital Authority expires in August 2007.

As of December 31, 2006, the largest concentrations of licensed beds in our general hospitals were in California (23.6%), Florida (22.8%) and Texas (18.3%). Strong concentrations of hospital beds within market areas help us contract more successfully with managed care payers, reduce management, marketing and other expenses, and more efficiently utilize resources. However, such concentrations increase the risk that, should any adverse economic, regulatory, environmental or other development occur in these areas, our business, financial condition, results of operations or cash flows could be materially adversely affected. We currently anticipate that none of our hospitals will comprise more than 5% of our consolidated net operating revenues or 15% of our pretax income from continuing operations during 2007.

The following table shows certain information about the hospitals operated domestically by our subsidiaries for the years ended December 31, 2006, 2005 and 2004.

	Years ended December 31,
	2006	2005	2004
Total number of facilities (at end of period)(1)	66	73	80
Total number of licensed beds (at end of period)(2)	16,310	18,259	19,668

(1)               Includes all general hospitals and critical access facilities, as well as seven facilities at December 31, 2006, two facilities at December 31, 2005 and nine facilities at December 31, 2004, respectively, that are classified as discontinued operations for financial reporting purposes.

(2)               Information regarding utilization of licensed beds and other operating statistics can be found in the table on page 46.

PROPERTIES

Description of Real Property. Our corporate headquarters are located in Dallas, Texas and, at December 31, 2006, our other administrative offices were located in Los Angeles and Santa Ana, California; Ft. Lauderdale, Florida; Atlanta, Georgia; St. Louis, Missouri; and Philadelphia, Pennsylvania. One of our subsidiaries leases the space for our Dallas office under an operating lease agreement that terminates on December 31, 2009, subject to our ability to exercise one or both of two five-year renewal options under the lease agreement. Other subsidiaries lease the space for our offices in Los Angeles, Santa Ana, Ft. Lauderdale, Atlanta, St. Louis and Philadelphia under operating lease agreements.

Our subsidiaries owned or leased and operated 104 medical office buildings at December 31, 2006; most of these office buildings are adjacent to our general hospitals. The locations of our hospitals and the number of licensed beds at each hospital at December 31, 2006 are set forth in the table beginning on page 3. We believe that all of our properties, including the administrative and medical office buildings described above, are suitable for their intended purposes.

Obligations Relating to Real Property. As of December 31, 2006, we had approximately $6 million of outstanding loans secured by property and equipment, and we had approximately $23 million of capitalized lease obligations. In addition, from time to time, we lease real property to third-party developers for the construction of medical office buildings. Under our current practice, the financing necessary to construct the medical office buildings encumbers only the leasehold and not our fee interest in the real estate. In years past, however, we have at times subordinated our fee interest and allowed our property to be pledged as collateral for third-party loans. We have no contractual obligation to make payments on these third-party loans, but our property could be subject to loss in the case of default by the lessee.

Regulations Affecting Real Property. We are subject to a number of laws and regulations affecting our use of, and purchase and sale of, real property. Among these are California’s seismic standards, the Americans with Disabilities Act (“ADA”), and various environmental laws and regulations.

The State of California has established standards intended to ensure that all hospitals in the state withstand earthquakes and other seismic activity without collapsing or posing the threat of significant loss of life. We are required to meet these standards by December 31, 2012, subject to a two-year extension for hospital projects that are underway in advance of that date. We currently anticipate spending approximately $516 million to comply with the requirements under these seismic regulations. In addition, over time, hospitals must meet performance standards meant to ensure that they are capable of providing medical services to the public after an earthquake or other disaster. Ultimately, all general acute care hospitals in California must conduct all necessary seismic evaluations and be retrofitted, if needed, by 2030 to be in substantial compliance with the highest seismic performance standards. To date, we have conducted engineering studies and developed compliance plans for all of our California facilities in continuing operations. At this time, all of our general acute care hospitals in California are in compliance with all current seismic requirements.

The Americans with Disabilities Act generally requires that public accommodations, including hospitals and other health care facilities, be made accessible to disabled persons. Our facilities are subject to a negotiated consent decree involving disability access. In accordance with the terms of the consent decree, our facilities have agreed to implement disability access improvements, but have not admitted that they have engaged in any wrongful action or inaction. In the year ended December 31, 2006, we spent approximately $4 million on corrective work at our facilities, and we currently anticipate spending an additional $158 million in the next five years. Noncompliance with the requirements of the ADA or similar state laws could result in the imposition of fines against us by federal and state governments or the award of damages from us to individual plaintiffs. In addition, noncompliance with court orders and consent decrees requiring disability access improvements could result in contempt proceedings and the imposition of criminal penalties.

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

MEDICAL STAFF AND EMPLOYEES

General. Our hospitals are staffed by licensed physicians who have been admitted to the medical staffs of individual hospitals. Under state laws and other licensing standards, hospital medical staffs are generally self-governing organizations subject to ultimate oversight by the hospital’s local governing board. Members of the medical staffs of our hospitals also often serve on the medical staffs of hospitals not owned by us. Members of our medical staffs are free to terminate their affiliation with our hospitals or admit their patients to competing hospitals at any time. Although we own some physician practices and, where permitted by law, employ some physicians, the overwhelming majority of the physicians who practice at our hospitals are not our employees. Nurses, therapists, lab technicians, facility maintenance workers and the administrative staffs of hospitals, however, normally are our employees. We are subject to federal minimum wage and hour laws and various state labor laws, and maintain a number of different employee benefit plans.

Our operations depend on the efforts, abilities and experience of our employees and the physicians on the medical staffs of our hospitals, most of whom have no long-term contractual relationship with us. It is essential to our ongoing business that we attract and retain skilled employees and an appropriate number of quality physicians and other health care professionals in all specialties on our medical staffs. In some of our markets, physician recruitment and retention are affected by a shortage of physicians in certain sought-after specialties and the difficulties that physicians are experiencing in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance. In addition, we believe physician attrition is one of the reasons for our recent volume declines. However, we are taking a number of steps to address the problem of volume decline, one of which is centered on building stronger relationships with the physicians who admit patients both to our hospitals and to our competitors’ hospitals.

Although we believe we will continue to successfully attract and retain key employees, qualified physicians and other health care professionals, the loss of some or all of our key employees or the inability to attract or retain sufficient numbers of qualified physicians and other health care professionals could have a material adverse effect on our business, financial condition, results of operations or cash flows.

At December 31, 2006, the approximate number of our employees (of which approximately 27% were part-time employees) was as follows:

General hospitals and related health care facilities(1)	68,129
Administrative offices	823
Total	68,952

(1)               Includes employees whose employment related to the operations of our general hospitals, cancer hospital, critical access facilities, rehabilitation hospitals, long-term acute care hospital, skilled nursing facility, outpatient surgery centers, diagnostic imaging centers, occupational and rural health care clinics, physician practices, in-house collection agency and other health care operations.

The largest concentrations of our employees (excluding those in our administrative offices) are in those states where we have the largest concentrations of licensed hospital beds:

	% of employees	% of licensed beds
California	25.5%	23.6%
Florida	15.9%	22.8%
Texas	14.6%	18.3%

Union Activity and Labor Relations. At December 31, 2006, approximately 19% of our employees were represented by labor unions, and labor relations at our facilities generally have been satisfactory. We, and the hospital industry in general, are continuing to see an increase in the amount of union activity, particularly in California. As union activity increases at our hospitals, our salaries, wages and benefits expense may increase more rapidly than our net operating revenues.

On December 31, 2006, our collective bargaining agreements with the Service Employees International Union (SEIU) and the California Nurses Association (CNA) expired. These agreements relate to multiple facilities in California and two hospitals in Florida. The terms of these expired collective bargaining agreements, which cover approximately 14% of our employees, will remain in place until new agreements are reached. We are currently negotiating with these unions, as well as with the United Nurses Association of California (UNAC), regarding successor collective bargaining agreements. Although the new agreements are expected to have provisions to increase wages and benefits, the unions have agreed to an arbitration process to resolve any issues not resolved through normal renegotiations. The agreed-to arbitration process provides the greatest assurance that the unions will not engage in strike activity during the negotiation of new agreements and prevents the arbitrator from ordering us to pay market-leading wages for a particular hospital. We do not anticipate the new agreements will have a material adverse effect on our results of operations.

Nursing Shortage and Mandatory Nurse-Staffing Ratios. Factors that adversely affect our labor costs include the nationwide shortage of nurses and the enactment of state laws regarding nurse-staffing ratios. The national nursing shortage continues and remains more serious in key specialties and in certain geographic areas than others, including several areas in which we operate hospitals. The nursing shortage has become a significant operating issue to health care providers, including us, and has resulted in increased labor costs for nursing personnel. In addition, state-mandated nurse-staffing ratios in California affect not only our labor costs, but, if we are unable to hire the necessary number of nurses to meet the required ratios, they may also cause us to limit patient admissions with a corresponding adverse effect on our net operating revenues. The vast majority of hospitals in California, including our hospitals, are not at all times meeting the state-mandated nurse-staffing ratios. We have continued to improve our monthly compliance and strive to make continued improvements in 2007.

We cannot predict the degree to which we will be affected by the future availability or cost of nursing personnel, but we expect to continue to experience significant salary, wage and benefit pressures created by the nursing shortage throughout the country and escalation in state-mandated nurse-staffing ratios in California. In response to these trends, we have enhanced salaries, wages and benefits to recruit and retain nurses. In addition, we have been and may continue to be required to increase our use of temporary personnel, which is typically more expensive than hiring full-time or part-time employees. Significant efforts are being invested in workforce development with local schools of nursing and in recruitment of new graduates and experienced nurses.

COMPETITION

Our general hospitals and other health care businesses operate in competitive environments. Competition among health care providers occurs primarily at the local level. A hospital’s position within the geographic area in which it operates is affected by a number of competitive factors, including, but not limited to (1) the scope, breadth and quality of services a hospital offers to its patients and physicians, (2) the number, quality and specialties of the physicians who admit and refer patients to the hospital, (3) nurses and other health care professionals employed by the hospital or on the hospital’s staff, (4) the hospital’s reputation, (5) its managed care contracting relationships, (6) its location, (7) the location and number of competitive facilities and other health care alternatives, (8) the physical condition of its buildings and improvements, (9) the quality, age and state-of-the-art of its medical equipment, (10) its parking or proximity to public transportation, (11) the length of time it has been a part of the community, and (12) the charges for its services. Accordingly, each hospital develops its own strategies to address these competitive factors locally. In addition, tax-exempt competitors may have certain financial advantages not available to our facilities, such as endowments, charitable contributions, tax-exempt financing, and exemptions from sales, property and income taxes. In certain states, including California, some not-for-profit hospitals are permitted by law to directly employ physicians while for-profit hospitals are prohibited from doing so.

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

The health care industry as a whole is challenged by the difficulty of providing quality patient care in a competitive and highly regulated environment. We believe our Commitment to Quality (“C2Q”) initiative, which we launched in 2003, should help position us to competitively meet these challenges. We are working with physicians to implement the most current evidence-based techniques to improve the way we provide care. Our hospitals have improved substantially in quality metrics reported by the government and have been recognized by several managed care companies for their quality of care. We have seen an increase in admissions for certain service lines at our facilities that have been designated as Centers of Excellence by managed care companies due to their record of quality clinical outcomes. Although Centers of Excellence designations are limited, certain managed care companies are offering attractive financial incentives to their members to encourage the use of Centers of Excellence designated service lines that have consistently achieved improved clinical outcomes. We believe that quality of care improvements will continue to have the effect of increasing physician and patient satisfaction, potentially increasing our volumes as a result.

HEALTH CARE REGULATION AND LICENSING

CERTAIN BACKGROUND INFORMATION

Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. Changes in the Medicare and Medicaid programs and other government health care programs, hospital cost-containment initiatives by public and private payers, proposals to limit payments and health care spending, and industry-wide competitive factors greatly impact the health care industry. The industry is also subject to extensive federal, state and local regulation relating to licensure, conduct of operations, ownership of facilities, physician relationships, addition of facilities and services, and reimbursement rates for services. The laws, rules and regulations governing the health care industry are extremely complex, and, in certain areas, the industry has little or no regulatory or judicial interpretation for guidance. Although we have extensive policies and procedures in place to facilitate compliance in all material respects with such laws, rules and regulations, if a determination is made that we were in material violation of such laws, rules or regulations, our business, financial condition, results of operations or cash flows could be materially adversely affected. In addition, we are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations (discussed beginning on page 36). Further changes in the regulatory framework affecting health care providers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Both federal and state government agencies continue heightened and coordinated civil and criminal enforcement efforts against the health care industry. As part of an announced work plan that is implemented through the use of national initiatives pertaining to health care providers (including us), the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services (“HHS”) is scrutinizing, among other things, billing practices related to coding of diagnosis-related groups, outpatient and Medicaid outlier payments, and payments to inpatient rehabilitation and psychiatric hospital units. We believe that we, and the health care industry in general, will continue to be subject to increased government scrutiny and investigations such as these, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Another trend impacting health care providers, including us, is the increasing number of qui tam actions brought under the federal False Claims Act. Qui tam or “whistleblower” actions can also be filed under certain state false claims laws if the fraud involves Medicaid funds or money from state and local agencies.  Federal and state false claims laws allow private individuals to bring actions on behalf of the government, alleging that a hospital or health care provider has defrauded a federal or state government program, such as Medicare or Medicaid. If the government intervenes in the action and prevails, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties for each false claim submitted to the government. As part of the resolution of a qui tam case, the party filing the initial complaint may share in a portion of any settlement or judgment. If the government does not intervene in the action, the qui tam plaintiff may continue to pursue the action independently. Although companies in the health care industry in general, and us in particular, have been and may continue to be subject to qui tam actions, we are unable to predict the future impact of such actions on our business, financial condition, results of operations or cash flows.

ANTI-KICKBACK AND SELF-REFERRAL REGULATIONS

Medicare and Medicaid anti-kickback and anti-fraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (the “Anti-kickback Statute”) prohibit certain business practices and relationships that might affect the provision and cost of health care services payable under the Medicare and Medicaid programs and other government programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by such programs. Sanctions for violating the Anti-kickback Statute include criminal and civil penalties, as well as fines and possible exclusion from government programs, such as Medicare and Medicaid. Many states have statutes similar to the federal Anti-kickback Statute, except that the state statutes usually apply to referrals for services reimbursed by all third-party payers, not just federal programs. In addition, it is a violation of the federal Civil Monetary Penalties Law to offer or transfer anything of value to Medicare or Medicaid beneficiaries that is likely to influence their decision to obtain covered goods or services from one provider or service over another.

The federal government has also issued regulations that describe some of the conduct and business relationships that are permissible under the Anti-kickback Statute. These regulations are often referred to as the “Safe Harbor” regulations. The fact that certain conduct or a given business arrangement does not meet a Safe Harbor does not necessarily render the conduct or business arrangement illegal under the Anti-kickback Statute. Rather, such conduct and business arrangements risk increased scrutiny by government enforcement authorities and should be reviewed on a case-by-case basis.

In addition to addressing other matters, as discussed below, the Health Insurance Portability and Accountability Act of 1996 also amended Title XI (42 U.S.C. Section 1301 et seq.) to broaden the scope of fraud and abuse laws to include all health plans, whether or not payments under such health plans are made pursuant to a federal program.

Section 1877 of the Social Security Act (commonly referred to as the “Stark” law) generally restricts referrals by physicians of Medicare or Medicaid patients to entities with which the physician or an immediate family member has a financial relationship, unless one of several exceptions applies. The referral prohibition applies to a number of statutorily defined “designated health services,” such as clinical laboratory, physical therapy, radiology, and inpatient and outpatient hospital services. The exceptions to the referral prohibition cover a broad range of common financial relationships. These statutory, and the subsequent regulatory, exceptions are available to protect certain permitted employment relationships, leases, group practice arrangements, medical directorships, and other common relationships between physicians and providers of designated health services, such as hospitals. A violation of the Stark law may result in a denial of payment, required refunds to patients and the Medicare program, civil monetary penalties of up to $15,000 for each violation, civil monetary penalties of up to $100,000 for “sham” arrangements, civil monetary penalties of up to $10,000 for each day that an entity fails to report required information, and exclusion from participation in the Medicare and Medicaid programs and other federal programs. Many states have adopted or are considering similar self-referral statutes, some of which extend beyond the related state Medicaid program to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. Our participation in and development of joint ventures and other financial relationships with physicians could be adversely affected by these amendments and similar state enactments.

In accordance with our compliance program and our Corporate Integrity Agreement with the federal government, which are described in detail under “— Compliance Program” below, we have in place policies and procedures concerning compliance with the Anti-kickback Statute and the Stark law, among others. In addition, our compliance and law departments systematically review all of our operations to determine the extent to which they comply with the Anti-kickback Statute, the Stark law and similar state statutes.

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT

Title II, Subtitle F of the Health Insurance Portability and Accountability Act (“HIPAA”) mandates the adoption of specific standards for electronic transactions and code sets that are used to transmit certain types of health information. HIPAA’s objective is to encourage efficiency and reduce the cost of operations within the health care industry. To protect the information transmitted using the mandated standards and the patient information used in the daily operations of a covered entity, HIPAA also sets forth federal rules protecting the privacy and security of protected health information. The privacy and security regulations address the use and disclosure of individually identifiable health information and the rights of patients to understand and control how their information is used and disclosed. The law provides both criminal and civil fines and penalties for covered entities that fail to comply with HIPAA.

HHS regulations include deadlines for compliance with the various provisions of HIPAA. Effective October 1, 2005, CMS will not process electronic claims that do not meet HIPAA’s electronic data transmission (transaction and code set) standards that health care providers must use when transmitting certain health care information electronically. Our electronic data transmissions are compliant with current standards.

All covered entities, including those we operate, were required to comply with the privacy requirements of HIPAA by April 14, 2003 and the security requirements of HIPAA by April 20, 2005. We are in material compliance with the privacy and security regulations, and we continue to develop training and revise procedures to address ongoing compliance. Further, all covered entities, including those we operate, must comply with the National Provider Identifier (NPI) requirements of HIPAA by May 23, 2007. An NPI is a unique 10-digit numeric identifier assigned to organizations identified as covered entities under HIPAA. We have obtained NPIs for all of our covered entities. We continue to work toward finalizing the retrieval of NPIs for our referring physicians and anticipate full compliance with the NPI requirements prior to the compliance due date.

We have developed a comprehensive set of policies and procedures in our efforts to comply with HIPAA, under the guidance of our compliance department. Hospital compliance officers and information security officers are responsible for implementing and monitoring compliance with our HIPAA privacy and security policies and procedures at our hospitals. We have also created an internal on-line HIPAA training program, which is mandatory for all employees. Based on existing and currently proposed regulations, we believe that the cost of our compliance with HIPAA will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

UTILIZATION REVIEW COMPLIANCE AND HOSPITAL GOVERNANCE

In addition to certain statutory coverage limits and exclusions, federal laws and regulations, specifically the Medicare Conditions of Participation, generally require health care providers, including hospitals that furnish or order health care services that may be paid for under the Medicare program or state health care programs, to assure that claims for reimbursement are for services or items that are (1) provided economically and only when, and to the extent, they are medically reasonable and necessary, (2) of a quality that meets professionally recognized standards of health care, and (3) supported by appropriate evidence of medical necessity and quality. CMS administers the Quality Improvement Organization (“QIO”) program through a network of QIOs that work with consumers, physicians, hospitals and other caregivers to refine care delivery systems to assure patients receive the appropriate care at the appropriate time, particularly among underserved populations. The QIO program also safeguards the integrity of the Medicare trust fund by reviewing Medicare patient admissions, treatments and discharges, and ensuring payment is made only for medically necessary services, and investigates beneficiary complaints about quality of care. The QIOs have the authority to deny payment for services provided and recommend to HHS that a provider that is in substantial noncompliance with certain standards be excluded from participating in the Medicare program.

Medical and surgical services and practices are extensively supervised by committees of staff doctors at each of our health care facilities, are overseen by each facility’s local governing board, the members of which primarily are community members and physicians, and are reviewed by our clinical quality personnel. The local hospital governing board also helps maintain standards for quality care, develop long-range plans, establish, review and enforce practices and procedures, and approve the credentials and disciplining of medical staff members.

CERTIFICATE OF NEED REQUIREMENTS

Some states require state approval for construction, expansion and closure of health care facilities, including findings of need for additional or expanded health care facilities or services. Certificates of need, which are issued by governmental agencies with jurisdiction over health care facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and certain other matters. Following a number of years of decline, the number of states requiring certificates of need is once again on the rise as state legislatures are looking at the certificate of need process as a way to contain rising health care costs. As of December 31, 2006, we operated hospitals in eight states that require a form of state approval under certificate of need programs applicable to those hospitals. We are unable to predict whether we will be required or able to obtain any additional certificates of need in any jurisdiction where such certificates of need are required, or if any jurisdiction will eliminate or alter its certificate of need requirements in a manner that will increase competition and, thereby, affect our competitive position.

ENVIRONMENTAL REGULATIONS

Our health care operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our operations also are subject to compliance with various other environmental laws, rules and regulations. We believe it is unlikely that the cost of such compliance will have a material effect on our future capital expenditures or results of operations.

COMPLIANCE PROGRAM

General. We maintain a multifaceted corporate and hospital-based compliance program that is designed to assist our corporate and hospital staff to meet or exceed applicable standards established by federal and state laws and regulations and industry practice. We established our compliance department in 2003 to carry out compliance-related functions previously carried out by our law department. To ensure the independence of the compliance department, the following measures were implemented:

•                    the compliance department has its own operating budget;

•                    the compliance department has the authority to hire outside counsel, to access any Tenet document and to interview any of our personnel; and

•                    the chief compliance officer reports directly to the quality, compliance and ethics committee of our board of directors.

In January 2004, our board of directors approved a compliance program charter intended to further our goal of fostering and maintaining the highest ethical standards, and valuing our compliance with all state and federal laws and regulations as a foundation of our corporate philosophy. The primary focus of the program is compliance with the requirements of the Medicare and Medicaid programs and all other government health care programs. Pursuant to the terms of the compliance program charter, the compliance department is responsible for the following activities: (1) drafting company policies and procedures related to compliance issues; (2) developing and providing compliance-related education and training to all of our employees and, as appropriate, directors, contractors, agents and staff physicians; (3) monitoring, responding to and resolving all compliance-related issues; (4) ensuring that we take appropriate corrective and disciplinary action when noncompliant or improper conduct is identified; and (5) measuring compliance with our policies and legal and regulatory requirements related to health care operations.

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

Corporate Integrity Agreements. In June 2006, we entered into a broad civil settlement agreement with the U.S. Department of Justice and other federal agencies that concluded several previously disclosed governmental investigations, including inquiries into our receipt of certain Medicare outlier payments before 2003, physician financial arrangements and

Medicare coding issues. In accordance with the terms of the settlement, we entered into a five-year corporate integrity agreement (“CIA”) in September 2006. The CIA establishes annual training requirements and compliance reviews by independent organizations in specific areas. In particular, the CIA requires, among other things, that we:

•                    maintain our existing company-wide quality initiatives in the areas of evidence-based medicine, standards of clinical excellence and quality measurements;

•                    maintain our existing company-wide compliance program and code of conduct;

•                    formalize in writing our policies and procedures in the areas of billing and reimbursement, compliance with the Anti-kickback Statute and the Stark law, and clinical quality, almost all of which were already in place when we entered into the CIA and the remainder of which have since been put into place;

•                    provide a variety of general and specialized compliance training to our employees, contractors and physicians we employ or who serve as medical directors and/or serve on our hospitals’ governing boards; and

•                    engage independent outside entities to provide reviews of compliance and effectiveness in five areas—Medicare outlier payments, diagnosis-related group claims, unallowable costs, physician financial arrangements and clinical quality systems.

Further, the CIA requires us to maintain or establish performance standards and incentives that link compensation and incentive awards directly to clinical quality measures and compliance program effectiveness measures. The CIA also establishes a number of specific requirements for the quality, compliance and ethics committee of our board of directors. Notably, the committee must (1) retain an independent compliance expert, and (2) assess our compliance program, including arranging for the performance of a review of the effectiveness of the program. Based on this work, the committee must then adopt a resolution regarding its conclusions as to whether we have implemented an effective compliance program. We have taken, and continue to take, all necessary steps to promote compliance with the terms of the CIA.

In March 2004, Tenet entered into a five-year corporate integrity agreement with the OIG related to North Ridge Medical Center (“NRMC”), one of our Florida hospitals. The OIG and Tenet voluntarily agreed to terminate this agreement in January 2007, and NRMC is now covered under the CIA we entered into in September 2006.

ETHICS PROGRAM

We maintain a values-based ethics program that is designed to monitor and raise awareness of ethical issues among employees and to stress the importance of understanding and complying with our Standards of Conduct.

All of our employees, including our chief executive officer, chief financial officer, chief accounting officer and controller, are required to abide by our Standards of Conduct to ensure that our business is conducted in a consistently legal and ethical manner. The members of our board of directors and many of our contractors are also required to abide by our Standards of Conduct. The standards reflect our basic values and form the foundation of a comprehensive process that includes compliance with all corporate policies, procedures and practices. Our standards cover such areas as quality patient care, compliance with all applicable laws and regulations, appropriate use of our assets, protection of patient information and avoidance of conflicts of interest.

As part of the program, we provide annual ethics and compliance training sessions to every employee, as well as our board of directors and certain physicians and contractors. All employees are required to report incidents that they believe in good faith may be in violation of the Standards of Conduct, and are encouraged to contact our 24-hour toll-free Ethics Action Line when they have questions about the standards or any ethics concerns. Incidents of alleged financial improprieties reported to the Ethics Action Line or the compliance department are communicated to the audit committee of our board of directors. All reports to the Ethics Action Line are kept confidential to the extent allowed by law, and employees have the option to remain anonymous. In cases reported to the Ethics Action Line that involve a possible violation of the law or regulatory policies and procedures, the matter is referred to the compliance department for investigation. Retaliation against employees in connection with reporting ethical concerns is considered a serious violation of our Standards of Conduct, and, if it occurs, it will result in discipline, up to and including termination of employment.

The full text of our Standards of Conduct is published on our website, at www.tenethealth.com, under the “Ethics & Business Conduct” caption in the “Our Company” section. A copy of our Standards of Conduct is also available upon written request to our corporate secretary.

PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance. We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis. For the policy period April 1, 2005 through March 31, 2006, our policies provided up to $1 billion in coverage per occurrence and were subject to deductible provisions, exclusions and limits. Deductibles were 2% of insured values for windstorms, 5% for floods and earthquakes, and $1 million for fires and other perils. One sub-limit, totaling $250 million per occurrence and in the aggregate, related to flood losses as defined in the insurance policies. For California earthquakes, there was, in general, a $100 million aggregate sub-limit under the policies.

Under the policies in effect for the period April 1, 2006 through March 31, 2007, we currently have coverage totaling $600 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million each for windstorms, floods and earthquakes. The new program also has an increased deductible for wind-related claims of 5% of insured values. If our limits are exhausted during the policy period, we may be able to reinstate, in certain situations, windstorm coverage for additional premiums with certain of our carriers. With respect to fires and other perils, excluding windstorms, floods and earthquakes, the total $600 million limit of coverage per occurrence applies. Deductibles are also 5% of insured values for California earthquakes and floods, 2% of insured values for New Madrid fault earthquakes, and $1 million for fires and other perils.

Professional and General Liability Insurance. As is typical in the health care industry, we are subject to claims and lawsuits in the ordinary course of business. The health care industry has seen significant increases in professional liability insurance in recent years due to increased litigation. In response to such unfavorable pricing and availability of professional liability insurance, we have formed or participated in captive insurance companies to self-insure a substantial portion of our professional and general liability risk. Claims in excess of our self-insurance retentions are insured with commercial insurance companies.

For the policy period June 1, 2005 through May 31, 2006, our hospitals generally have a self-insurance retention per occurrence of $2 million for losses incurred during the policy period. Retentions may be lower for hospitals in states with patient compensation funds. Our captive insurance company, The Healthcare Insurance Corporation, has a self-insured retention of $13 million per occurrence. The next $10 million of claims in excess of $15 million are 97.5% reinsured by The Healthcare Insurance Corporation with independent reinsurance companies, with The Healthcare Insurance Corporation retaining the remaining 2.5% or $250,000 per claim. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies from major independent insurance companies, on a claims-made basis, subject to an aggregate limit of $275 million. Any losses not covered by or in excess of the amounts maintained under insurance policies will be funded from our working capital.

For the policy period June 1, 2006 through May 31, 2007, our hospitals generally have a self-insurance retention per occurrence of $2 million for losses incurred during the policy period. Retentions may be lower for hospitals in states with patient compensation funds. Our captive insurance company, The Healthcare Insurance Corporation, has a self-insured retention of $13 million per occurrence. The next $10 million of claims in excess of $15 million are 100% reinsured by The Healthcare Insurance Corporation with independent reinsurance companies. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies from major independent insurance companies, on a claims-made basis, subject to an aggregate limit of $275 million. Any losses not covered by or in excess of the amounts maintained under insurance policies will be funded from our working capital.

In addition to the reserves recorded by our captive insurance subsidiaries, we maintain reserves, including reserves for incurred but not reported claims, for our self-insured professional liability retentions and claims in excess of the policies’ aggregate limits, based on actuarial estimates of losses and related expenses. Also, we provide letters of credit to our insurers, which can be drawn upon under certain circumstances, to collateralize the deductible and self-insured retentions under a selected number of our professional and general liability insurance programs.

EXECUTIVE OFFICERS

The names, positions and ages of our executive officers, as of February 16, 2007, are:

	Position	Age
Trevor Fetter	President and Chief Executive Officer	47
Stephen L. Newman, M.D.	Chief Operating Officer	56
Biggs C. Porter	Chief Financial Officer	53
E. Peter Urbanowicz	General Counsel and Secretary	43
Jennifer Daley, M.D.	Chief Medical Officer and Senior Vice President, Clinical Quality	57
Timothy L. Pullen	Chief Accounting Officer and Executive Vice President	51
Reynold J. Jennings	Vice Chairman	60

Mr. Fetter was elected president effective November 7, 2002 and was named chief executive officer in September 2003. He has also been a member of the board of directors of Tenet since September 2003. From March 2000 to November 2002, Mr. Fetter was chairman and chief executive officer of Broadlane, Inc., an affiliate of Tenet. He continues to serve on Broadlane’s board of directors. From October 1995 to February 2000, he served in several senior management positions at Tenet, including executive vice president and chief financial officer, then chief corporate officer and chief financial officer in the office of the president. Mr. Fetter holds an M.B.A. from the Harvard Business School and a bachelor’s degree in economics from Stanford University. Mr. Fetter is a member of the board of directors of The Hartford Financial Services Group, Inc. and the Federation of American Hospitals. He is also a member of the board of trustees of the Committee for Economic Development and the Dallas Citizens Council.

Dr. Newman was appointed chief operating officer effective January 1, 2007. From March 2003 through December 2006, he served as chief executive officer of our California region. He joined Tenet in February 1999 as vice president, operations, of our former three-state Gulf States region and, in June 2000, he was promoted to senior vice president, operations, of that region. From April 1997 until he joined Tenet, Dr. Newman served in various executive positions at Columbia/HCA Inc., most recently as president of that company’s three-hospital Louisville Healthcare Network. From August 1990 to March 1997, he was senior vice president and chief medical officer of Touro Infirmary in New Orleans. Prior to 1990, Dr. Newman was both associate professor of pediatrics and medicine at Wright State University School of Medicine in Dayton, Ohio, and director of gastroenterology and nutrition support at Children’s Medical Center, also in Dayton. Dr. Newman holds a medical degree from the University of Tennessee, an M.B.A. from Tulane University and a bachelor’s degree from Rutgers University. He completed his internship, residency and fellowship at Emory University School of Medicine. He also completed the Advanced Management Program at the University of Pennsylvania’s Wharton School of Business. Dr. Newman is a member of the board of directors of the Federation of American Hospitals.

Mr. Porter joined Tenet as chief financial officer effective June 5, 2006. From May 2003 until June 2006, he served as vice president and corporate controller of Raytheon Company. In addition, Mr. Porter served as acting chief financial officer for Raytheon from April 2005 to March 2006. From December 2000 to May 2003, he was senior vice president and corporate controller of TXU Corp. and, from August 1994 to December 2000, he was chief financial officer of Northrop Grumman Corporation’s integrated systems sector and its commercial aircraft division. Mr. Porter has also served as vice president, controller and assistant treasurer of Vought Aircraft Company, corporate manager of external financial reporting for LTV Corporation, and audit principal at Arthur Young & Co.  He is a certified public accountant. Mr. Porter holds a master’s degree in accounting from the University of Texas/Austin and a bachelor’s degree in accounting from Duke University.

Mr. Urbanowicz joined Tenet as general counsel and was appointed secretary on December 22, 2003. From October 2001 to December 2003, he served as deputy general counsel of the U.S. Department of Health and Human Services. Before joining HHS, from June 2000 to October 2001, Mr. Urbanowicz was a partner in the law firm of Locke Liddell & Sapp, specializing in health care law. From January 1998 to June 2000, he was a partner in the New Orleans law firm of Liskow & Lewis and was head of that firm’s health care law practice. Before joining Liskow & Lewis, Mr. Urbanowicz was a partner in the New Orleans law firm of Monroe & Lemann, where he was head of the firm’s health care law practice. Mr. Urbanowicz holds a J.D. from Tulane University’s School of Law and a bachelor’s degree in English and political science from Tulane University. He is a member of the American Law Institute and a member of the board of directors of the Federation of American Hospitals.

Dr. Daley has served as chief medical officer and senior vice president, clinical quality since February 2003. When she first joined Tenet in July 2002, she was appointed to the newly created position of vice president, clinical effectiveness. Before joining Tenet, Dr. Daley served as director of the Center for Health Systems Design and Evaluation at Massachusetts General Hospital and Partners Health Care System from 1999 to 2002. From 1996 to 1999, Dr. Daley was vice president and medical director of health care quality at the Beth Israel Deaconess Medical Center, a Harvard teaching hospital. From 1990 to 1996, she was employed at the Department of Veterans Affairs (DVA) and served as the co-chair of the DVA’s National Surgical Quality Improvement Program from 1991 to 2003. Dr. Daley has been an associate professor of medicine at the Harvard Medical School and a clinician-teacher and practicing internist at the New England Medical Center in Boston. She earned her medical degree at Tufts University School of Medicine and her bachelor’s degree at Brown University.

Mr. Pullen was appointed executive vice president and chief accounting officer in August 2003. He also served as interim chief financial officer of the Company from November 2005 to June 2006. Prior to his promotion to executive vice president and chief accounting officer, Mr. Pullen served as vice president and controller of Tenet from 1995 to 1999, when he was promoted to senior vice president and controller. He joined The Hillhaven Corporation, a subsidiary of National Medical Enterprises, Inc. (which was later re-named Tenet Healthcare Corporation) (“NME”), in 1983 and served in various executive positions, including vice president, finance. Mr. Pullen holds an M.B.A. from Seattle University and a bachelor’s degree in accounting from the Rochester Institute of Technology. He also completed the Advanced Management Program at Harvard Business School.

Mr. Jennings was appointed vice chairman effective January 1, 2007 as a transition to his anticipated retirement in mid-2007. He previously served as our chief operating officer from February 2004 through December 2006. From April 2003 to February 2004, he served as president of our former eastern division and, from June 1999 to March 2003, he served as executive vice president of our former southeast division. Mr. Jennings rejoined Tenet in 1997, first serving as regional senior vice president of our hospitals in Louisiana and Mississippi, and then as regional senior vice president of our Southern and Gulf States hospitals. From 1993 to 1996, Mr. Jennings was president and chief executive officer of Ramsay Health Care Inc. Before that, he served as senior vice president, operations, responsible for NME’s acute care hospitals in Texas, Missouri and West Florida from 1991 to 1993. His career experience includes executive directorships at a number of acute care hospitals. Mr. Jennings holds an M.B.A. from the University of South Carolina and a bachelor’s degree in pharmacy from the University of Georgia. Mr. Jennings is also a fellow of the American College of Healthcare Executives.

COMPANY INFORMATION

We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at www.sec.gov.

Our website, www.tenethealth.com, also offers, free of charge, extensive information about our operations and financial performance, including a comprehensive series of investor pages. These pages include real-time access to our annual, quarterly and current reports (and amendments to such reports) and other filings made with, or furnished to, the SEC. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

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

•                    Our ability to identify and execute on measures designed to reduce or control costs;

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks and uncertainties—many of which are beyond our control—that may cause our actual operating results or financial performance to be materially different from our expectations. If one or more of the events discussed in the following risks were to occur, actual outcomes could differ materially from those expressed in or implied by any forward-looking statements we make in this report or our other filings with the SEC, and our business, financial condition, results of operations or liquidity could be materially adversely affected. Additional risks and uncertainties not presently known, or that we currently deem immaterial, may also negatively affect our business and operations. In either case, the trading price of our common stock could decline and shareholders could lose all or part of their investment.

If we are unable to enter into managed care provider arrangements on acceptable terms, or if we have difficulty collecting from managed care payers, our results of operations could be adversely affected.

We currently have thousands of managed care contracts with various health maintenance organizations and preferred provider organizations. The amount of our managed care net patient revenue from our continuing general hospitals during the year ended December 31, 2006 was $4.4 billion, which represented approximately 52.3% of our total net patient revenues. Approximately 59% of our managed care net patient revenues through December 31, 2006 were derived from our top ten managed care payers. At December 31, 2006, approximately 54% of our net accounts receivable related to continuing operations were due from managed care payers.

It would harm our business if we were unable to enter into managed care provider arrangements on acceptable terms. Any material reductions in the payments that we receive for our services, coupled with any difficulties in collecting receivables from managed care payers, could have an adverse effect on our financial condition, results of operations or cash flows.

Changes in the Medicare and Medicaid programs or other government health care programs could have an adverse effect on our business.

For the year ended December 31, 2006, approximately 26.5% of our net patient revenues from our continuing general hospitals were received from the Medicare program, and approximately 9% of our net patient revenues from our continuing general hospitals were received from various state Medicaid programs, in each case excluding Medicare and Medicaid managed care programs. The Medicare and Medicaid programs are subject to:  statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; requirements for utilization review; and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the cost of providing services to our patients and the timing of payments to our facilities. We are unable to predict the effect of future government health care funding policy changes on our operations. If the rates paid by governmental payers are reduced, if the scope of services covered by governmental payers is limited or if we, or one or more of our subsidiaries’ hospitals, are excluded from participation in the Medicare or Medicaid program or any other government health care program, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

Our business continues to be adversely affected by a high volume of uninsured and underinsured patients.

Like other organizations in the health care industry, we continue to provide services to a high volume of uninsured patients and more patients than in prior years with an increased burden of co-payments and deductibles as a result of changes in their health care plans. Although the discounting components of our Compact with Uninsured Patients have reduced our provision for doubtful accounts recorded in our Consolidated Financial Statements, they are not expected to mitigate the net economic effects of treating uninsured or underinsured patients. We continue to experience a high level of uncollectible accounts, and, unless our business mix shifts toward a greater number of insured patients or the trend of higher co-payments and deductibles reverses, we anticipate this high level of uncollectible accounts to continue.

We operate in a highly competitive industry, and competition is one reason for our recent declines in patient volumes.

A number of factors affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities, including the influence of local health care competitors. Generally, other hospitals in the local communities we serve provide services similar to those offered by our hospitals. Some of the hospitals that compete with our hospitals are owned by government agencies or not-for-profit corporations. Tax-exempt competitors may have certain financial advantages not available to our facilities, such as endowments, charitable contributions, tax-exempt financing, and exemptions from sales, property and income taxes. In certain states, including California, some not-for-profit hospitals are permitted by law to directly employ physicians while for-profit hospitals are prohibited from doing so. We also face increasing competition from physician-owned specialty hospitals and freestanding surgery, diagnostic and imaging centers for market share in high margin services and for quality physicians and personnel. If competing health care providers are better able to attract patients, recruit and retain physicians, expand services or obtain favorable managed care contracts at their facilities, we may continue to experience a decline in inpatient and outpatient volume levels.

The ultimate resolution of claims, lawsuits and investigations could adversely affect our financial condition.

In June 2006, Tenet entered into a broad civil settlement agreement with the U.S. Department of Justice and other federal agencies that concluded several previously disclosed governmental investigations, including inquiries into our receipt of certain Medicare outlier payments before 2003, physician financial arrangements and Medicare coding issues, as well as various whistleblower actions brought by private citizens on behalf of the government concerning allegedly excessive or inappropriate claims to government health care programs. With this global settlement and the settlement of a number of other matters, which were disclosed in prior filings, we resolved the majority of the lawsuits and investigations related to legacy issues that had been ongoing for the past several years. For the year ended December 31, 2006, we recorded total costs of $731 million in connection with significant legal proceedings and investigations.

While we cannot predict the likelihood of future claims or inquiries, new matters may be initiated against us from time to time. These matters could:

•                    Require us to pay substantial damages or amounts in judgments or settlements, which individually or in the aggregate could exceed amounts, if any, that may be recovered under our insurance policies where coverage applies and is available;

•                    Cause us to incur substantial expenses;

•                    Require significant time and attention from our management; and

•                    Cause us to close or sell hospitals or otherwise modify the way we conduct business.

The results of claims, lawsuits and investigations also cannot be predicted. We recognize that, where appropriate, our interests may be best served by resolving certain matters without litigation. If non-litigated resolution is not appropriate or possible with respect to a particular matter, we will defend ourselves vigorously. The ultimate resolution of significant claims against us, individually or in the aggregate, whether as a result of litigation or settlement, could have a material adverse effect on our business (both in the near and long term), financial condition, results of operations or cash flows.

Our business and financial condition could be harmed if we are not able to attract and retain employees, physicians and other health care professionals, and our labor costs continue to be adversely affected by union activity and the shortage of nurses.

Our operations depend on the efforts, abilities and experience of our employees and the physicians on the medical staffs of our hospitals, most of whom have no long-term contractual relationship with us. It is essential to our ongoing business that we attract and retain skilled employees and an appropriate number of quality physicians and other health care professionals in all specialties on our medical staffs. In some of our markets, physician recruitment and retention are affected by a shortage of physicians in certain sought-after specialties and the difficulties that physicians are experiencing in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance. In addition, we believe physician attrition is one of the reasons for our recent volume declines. If we are unable to build stronger relationships with the physicians who admit patients both to our hospitals and to our competitors’ hospitals, we expect these volume declines to continue. In general, the loss of some or all of our key employees or the inability to attract or retain sufficient numbers of qualified physicians and other health care professionals could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Factors that adversely affect our labor costs include union activity, the nationwide shortage of nurses and the enactment of state laws regarding nurse-staffing ratios. At December 31, 2006, approximately 19% of our employees were represented by labor unions, and we (and the hospital industry in general) are seeing an increase in the amount of union activity, particularly in California. Further, the national nursing shortage continues and remains more serious in key specialties and in certain geographic areas than others, including several areas in which we operate hospitals. In addition, state-mandated nurse-staffing ratios in California affect not only our labor costs, but, if we are unable to hire the necessary number of nurses to meet the required ratios, they may also cause us to limit patient admissions with a corresponding adverse effect on our net operating revenues. In response to these trends, we have enhanced salaries, wages and benefits to recruit and retain nurses. We cannot predict the degree to which we will be affected by future union activity or the future availability or cost of nursing personnel, but we expect to continue to experience significant salary, wage and benefit pressures. In addition, we have been and may continue to be required to increase our use of temporary personnel, which is typically more expensive than hiring full-time or part-time employees.

Our licensed hospital beds are heavily concentrated in certain market areas in California, Florida and Texas, which makes us sensitive to economic, regulatory, environmental and other developments in those areas.

As of December 31, 2006, the largest concentrations of licensed beds in our general hospitals were in California (23.6%), Florida (22.8%) and Texas (18.3%). Such concentrations increase the risk that, should any adverse economic, regulatory, environmental or other development occur in these areas, our business, financial condition, results of operations or cash flows could be materially adversely affected.

Specifically, a natural disaster or other catastrophic event could affect us more significantly than other companies with less geographic concentration. In the recent past, hurricanes have had a disruptive effect on the operations of our hospitals in Florida and Texas, as well as in Louisiana, and the patient populations in those states. Our California operations could be adversely affected by a major earthquake in that state. Moreover, we currently anticipate spending approximately $516 million through 2013 to comply with the requirements under California’s seismic regulations for hospitals.

Our business and financial results could be harmed by violations of existing regulations or compliance with new or changed regulations.

Our business is subject to extensive federal, state and local regulation relating to, among other things, licensure, conduct of operations, ownership of facilities, physician relationships, addition of facilities and services, and reimbursement rates for services. The laws, rules and regulations governing the health care industry are extremely complex, and, in certain areas, the industry has little or no regulatory or judicial interpretation for guidance. If a determination is made that we were in material violation of such laws, rules or regulations, we could be subject to penalties or liabilities or required to make significant changes to our operations. In addition, health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. We are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework affecting health care providers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The cost and future availability of insurance, as well as insurance policy limits, may have an adverse effect on our operations.

We continue to experience unfavorable pricing and availability trends in the professional and general liability insurance markets and increases in the size of claim settlements and awards in this area. If these trends continue, they could have an adverse effect on our business and financial results. All reinsurance and any excess professional and general liability insurance we purchase are subject to policy aggregate limitations. Any limits paid, in whole or in part, could deplete or reduce the excess limits available to pay any other material claims applicable to the relevant policy period. If such policy aggregate limitations should be partially or fully exhausted in the future, or actual payments of claims materially exceed projected estimates of claims, our financial condition, results of operations or cash flows could be materially adversely affected.

Our operations have not been profitable for the last several years, and, if our turnaround strategy is not successful, our business operations and financial results may not improve and could worsen.

We reported losses from continuing operations for the years ended December 31, 2003, 2004, 2005 and 2006. These results of operations reflect the challenges we have faced in restructuring our business to focus on a smaller group of general hospitals. We have been executing a turnaround strategy designed to improve profitability and margins through initiatives to grow volumes, maintain adequate reimbursement levels and control costs. However, our turnaround timeframe has been impacted by industry trends such as bad debt levels and a company-specific volume challenge, which continue to negatively affect our revenue growth. If our turnaround strategy is not successful or the industry trends worsen, we may not be able to achieve or sustain future profitability.

Trends affecting our actual or anticipated results may lead to charges that would adversely affect our results of operations.

As a result of the various factors that affect our industry generally and our business specifically, we may from time to time be required to record charges in our results of operations. For example, as a result of our recent financial trends and the current outlook for our future operating performance, we recorded goodwill and long-lived asset impairment charges of approximately $357 million in the year ended December 31, 2006, approximately $160 million in the year ended December 31, 2005 and approximately $1.1 billion during the fourth quarter of 2004. Based on future financial trends and the possible impact of negative trends on our future outlook, further impairments of long-lived assets and goodwill may occur, and we will incur additional restructuring charges. Future restructuring of our operating structure that changes our goodwill reporting units could also result in further impairments of our goodwill. Any such charges could adversely affect our results of operations.

Our substantial leverage could have a significant effect on our operations.

We are a highly leveraged company. As of December 31, 2006, we had approximately $4.8 billion of total long-term debt, as well as approximately $190 million in letters of credit outstanding under our senior secured revolving credit facility, which is collateralized by patient accounts receivable at our acute care and specialty hospitals. In addition, from time to time, we expect to engage in various capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time.

Our leverage and debt service obligations could have important consequences to an investor, including the following:

•                    Our credit agreement and the indentures governing our senior notes contain, and any future debt obligations may contain, covenants that, among other things, restrict our ability to pay dividends, incur additional debt and sell assets. If we do not comply with these obligations, it may cause an event of default, which, if not cured or waived, could require us to repay the indebtedness immediately.

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

ITEM 3. LEGAL PROCEEDINGS

On June 28, 2006, Tenet entered into a broad civil settlement agreement with the U.S. Department of Justice (“DOJ”) and other federal agencies that concluded several previously disclosed governmental investigations, including inquiries into our receipt of certain Medicare outlier payments before 2003, physician financial arrangements and Medicare coding issues, as well as various whistleblower actions brought by private citizens on behalf of the government concerning allegedly excessive or inappropriate claims to government health care programs. With this global settlement and the settlement of a number of other matters, which were disclosed in prior filings, we resolved the majority of the lawsuits and investigations related to legacy issues that had been ongoing for the past several years.

Currently pending material legal proceedings and investigations that are not in the ordinary course of business are set forth below. Where specific amounts are sought in any pending legal proceeding, those amounts are disclosed. For all other matters, where the possible loss or range of loss is reasonably estimable, an estimate is provided. Where no estimate is provided, the possible amount of loss is not reasonably estimable at this time or the loss is not probable. While we cannot predict the likelihood of future claims or inquiries, we expect that new matters may be initiated against us from time to time. The results of claims, lawsuits and investigations also cannot be predicted, and it is possible that the ultimate resolution of these matters, individually or in the aggregate, may have a material adverse effect on our business (both in the near and long term), financial condition, results of operations or cash flows. We undertake no obligation to update the following disclosures for any new developments.

SHAREHOLDER DERIVATIVE ACTIONS AND SECURITIES MATTER

In re Tenet Healthcare Corporation Derivative Litigation, Lead Case No. 01098905 (Superior Court of California, County of Santa Barbara)

On January 12, 2006, we announced that we had reached an agreement in principle to settle the shareholder derivative action filed in the Superior Court of California, County of Santa Barbara, against certain current and former members of our board of directors and former members of senior management by shareholders purporting to pursue their actions on behalf of Tenet and for our benefit. Plaintiffs alleged, among other things, that the individual defendants breached their fiduciary duties and engaged in gross mismanagement by allegedly ignoring indicators of the lack of control over our accounting and management practices, allowing the Company to engage in improper conduct, permitting misleading information to be disseminated to shareholders, failing to monitor hospitals and doctors to prevent improper action, and otherwise failing to carry out their duties and obligations to the Company. The lead plaintiff further alleged that the defendants violated the California insider trading statute. In March 2006, we paid a $5 million award of attorneys’ fees in connection with the settlement. On May 4, 2006, we received final court approval of the settlement, which covers all the individuals named in the litigation.

On July 6, 2006, two objectors to the settlement and their counsel filed a notice of appeal with the Santa Barbara Superior Court purporting to appeal several orders that the court entered in connection with its approval of the settlement, including the order overruling their original objections to the settlement. We believe that the trial court’s orders were correct and are defending those orders on appeal.

In re Tenet Healthcare Corporation Derivative Litigation, Case No. CV-03-0011-RSWL (U.S. District Court for the Central District of California)

A consolidated shareholder derivative action is pending in federal district court in California against certain current and former members of our board of directors and former members of senior management. Plaintiffs purport to pursue the matter on behalf of Tenet and for our benefit. We are also named as a nominal defendant. We anticipate that this federal derivative litigation will be dismissed now that the state court in Santa Barbara has approved the settlement of the state derivative litigation, subject to the appeal described above. The federal court has stayed all proceedings in this case until our motion to dismiss is filed and resolved.  Counsel for plaintiffs, however, have filed a motion seeking $10 million in fees, claiming that they brought about the settlement in the state derivative litigation.  We have opposed the motion, which is fully briefed.  The parties are awaiting the court’s ruling, but no ruling date has been scheduled.

Plaintiffs’ Third Consolidated Amended Shareholder Derivative Complaint sets forth the following claims against the following defendants: (1) alleged breach of fiduciary duty against defendants Jeffrey Barbakow, Bernice Bratter, Sanford Cloud, Jr., Maurice DeWald, Michael Focht, Van B. Honeycutt, Robert Kerrey, Lester Korn, Thomas Mackey, Raymond Mathiasen and Christi Sulzbach; (2) alleged insider trading and misappropriation in violation of the common law against defendants Barbakow, Mackey, Mathiasen and Sulzbach; (3) alleged unjust enrichment against defendants Barbakow, Mackey, Mathiasen and Sulzbach; (4) alleged violations of Section 10(b) of and Rule 10b-5 under the Securities Exchange Act of 1934 (the “Exchange Act”) against defendant Barbakow; and (5) alleged violations of Section 14(a) of and Rule 14a-9 under the Exchange Act against defendants Barbakow, Bratter, Cloud, DeWald, Focht, Honeycutt, Kerrey and Korn.

Rudman Partners, L.P., et al. v. Tenet Healthcare Corporation, et al., Case No. CV06-3455 RJK (CWx) (U.S. District Court for the Central District of California, filed June 6, 2006)

On June 6, 2006, four purported Tenet shareholders who opted out of the settlement of the federal securities class action lawsuit entitled In Re Tenet Healthcare Corporation Securities Litigation filed a civil complaint in the U.S. District Court for the Central District of California against the Company, certain former executive officers of the Company and KPMG LLP (“KPMG”), the Company’s independent registered public accounting firm. Plaintiffs assert substantively the same factual allegations concerning Tenet’s receipt and disclosure of Medicare outlier payments that were asserted in the federal securities class action lawsuit. Specifically, plaintiffs allege the following claims: (1) that the Company, KPMG and former executives Jeffrey Barbakow, David Dennis and Thomas Mackey are liable for securities fraud under Section 10(b) of and Rule 10b-5 under the Exchange Act; and (2) that defendants Jeffrey Barbakow, David Dennis, Thomas Mackey, Raymond Mathiasen, Barry Schochet and Christi Sulzbach are liable for control person liability pursuant to Section 20(a) of the Exchange Act. Plaintiffs seek an undisclosed amount of compensatory damages and reasonable attorneys’ fees and expenses. Tenet and each of the individual defendants filed answers to plaintiffs’ complaint on September 15, 2006.

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

In mid-2005, the SEC also began investigating allegations made by a former employee that inappropriate contractual allowances for managed care contracts may have been established at three of our California hospitals through at least fiscal year 2001. At the request of the audit committee of our board of directors, the board’s independent outside counsel, Debevoise & Plimpton LLP (“Debevoise”), conducted an investigation of these allegations utilizing the forensic accounting services of Huron Consulting Group (“Huron”). This investigation was expanded and included determining whether similar issues might have affected other Tenet hospitals during the periods mentioned in the allegations and any other pertinent periods.  During the first quarter of 2006, Debevoise and Huron completed their investigation and presented the results of their findings to the audit committee. Based on these findings, the audit committee determined that it was necessary to restate our previously reported financial statements. The restated financial statements were presented in our Annual Report on Form 10-K for the year ended December 31, 2005, and the restatement adjustments were described in Note 2 to the Consolidated Financial Statements therein. During the pendency of the investigation, we provided regular updates to the SEC, and we subsequently advised the SEC of the ultimate findings. Throughout, we have cooperated with the SEC with respect to its investigation, including responding to subsequent requests for voluntary production of documents, as well as a subpoena request for documents dated October 6, 2005.

WAGE AND HOUR ACTIONS

On September 28, 2004, the court granted our petition to coordinate two pending wage and hour actions, McDonough, et al. v. Tenet Healthcare Corporation and Tien, et al. v. Tenet Healthcare Corporation, in Los Angeles Superior Court. The McDonough case was originally filed on June 24, 2003 in San Diego Superior Court and the Tien case was originally filed on May 21, 2004 in Los Angeles Superior Court. The coordinated proposed class action lawsuit alleges that our hospitals violated certain provisions of the California Labor Code and applicable California Industrial Welfare Commission Wage Orders with respect to meal breaks, rest periods and the payment of one hour’s compensation for meal breaks or rest periods not taken. The complaint in the Tien case also alleges that we have improperly “rounded off” time entries on timekeeping records and that our pay stubs do not include all information required by California law. Plaintiffs are seeking back pay, statutory penalties and attorneys’ fees, and seek to certify this action on behalf of virtually all nonexempt employees of our California subsidiaries. We contend that certification of a class in the action is not appropriate because our uniform policies comply and have complied with the applicable Labor Code and Wage Orders. Our policies are intended to ensure that: (1) employees who miss a rest period or meal break on any given day are appropriately paid; and (2) our “rounding off” practices and pay stubs comply with California law. In addition, we contend that each of these claims must be addressed individually based on its particular facts and, therefore, should not be subject to class certification.

Two other proposed class actions, Pagaduan v. Fountain Valley Regional Medical Center, filed in Orange County Superior Court, and Falck v. Tenet Healthcare Corporation, pending in U.S. District Court for the Central District of California, involve allegations regarding unpaid overtime. These lawsuits allege that our pay practices since 2000 for California-based 12-hour shift employees violate California and, in the Falck case, federal overtime laws by virtue of the alleged failure to include certain payments known as Flexible (or California) Differential payments in the regular rate of pay that is used to calculate overtime pay. These payments are made to 12-hour shift employees when they do not work a shift that is exactly 12 hours. We contend that these differential payments need only be included in the regular rate of pay when they actually are paid (as opposed to merely being potentially payable), and that they always are included in the regular rate calculation in these circumstances. Plaintiffs in both cases are seeking back pay, statutory penalties and attorneys’ fees.

On February 1, 2007, the Los Angeles Superior Court ruled that the Pagaduan case be coordinated with the previously coordinated McDonough and Tien cases already pending there, as described above. We will now be defending these proposed class action wage and hour cases in a single court.

INVESTIGATION BY LOUISIANA ATTORNEY GENERAL’S OFFICE

In connection with an investigation into patient deaths that occurred at various hospitals and nursing homes following Hurricane Katrina, the Louisiana Attorney General’s Office conducted a review of events that occurred during the hurricane at two Tenet hospitals in New Orleans – Memorial Medical Center (which we have since divested) and Lindy Boggs Medical Center (which is currently closed). On October 1, 2005, representatives of the Louisiana Attorney General’s Office conducted a search of Memorial’s campus pursuant to a search warrant issued by an Orleans Parish state judge on September 30, 2005. Certain records and other materials were removed, including materials from a long-term acute care facility on Memorial’s campus, which was managed and operated under separate license by LifeCare Holdings Inc., which is not affiliated with us. The Attorney General’s Office also issued subpoenas to the Company and Memorial requesting documents pertaining to the matters under investigation and events occurring at the hospital during and after the hurricane. In addition, the Attorney General subpoenaed certain individuals he wanted to question on these matters, including a number of our employees.

We learned in mid-July 2006 that the Louisiana Attorney General had referred the findings of his ten-month investigation to the New Orleans District Attorney. The Attorney General’s Office also announced in July 2006 that it had issued arrest warrants for two nurses who were employees of Memorial and one doctor who was not our employee, but was on the medical staff at Memorial, alleging that they may have administered pain medication that hastened the deaths of four patients of LifeCare’s facility in the aftermath of the hurricane. These individuals have not yet been charged.

TAX MATTERS

Internal Revenue Service Disputes

2003 Revenue Agent’s Report. In May 2003, the Internal Revenue Service (“IRS”) completed an examination of our federal income tax returns for fiscal years ended May 31, 1995, 1996 and 1997 and issued a Revenue Agent’s Report. During 2005, we resolved several disputed issues with the IRS and paid approximately $8 million, which was comprised of $23 million of tax plus accrued interest of $15 million less prior payments of $30 million. Among the resolved issues was a disputed adjustment with respect to the timing of the recognition of income for tax purposes pertaining to Medicare and Medicaid net revenues, which we resolved by agreeing to spread the impact of the disputed adjustment over fiscal years ended May 31, 1995 through May 31, 2002.

After the settlement, the IRS issued a statutory notice of tax deficiency for $67 million in the fourth quarter of 2005 related to the remaining disputed items for fiscal years May 31, 1995, 1996 and 1997. The principal issues in dispute included the deductibility of a portion of the civil settlement we paid to the federal government in 1994 related to our discontinued psychiatric hospital business and the computation of depreciation expense with respect to certain capital expenditures incurred during the fiscal years at issue. In early 2006, we filed a petition to contest the tax deficiency notice through formal litigation in Tax Court. Subsequently, on November 22, 2006, we announced that we had reached a settlement with the IRS to resolve the principal disputed issues, and, in December 2006, we paid $80 million as an advance payment of taxes and interest owed under the settlement with respect to those matters. One issue, relating to the timing of the deductibility of certain contributions to our health and welfare benefit plans, remains to be resolved with the IRS in connection with the tax examination for fiscal years ended May 31, 1995, 1996 and 1997. We are working with the IRS to resolve this matter without litigation; we anticipate that the ultimate resolution of this remaining issue and final settlement of this case will involve a cash payment to the IRS of no more than $5 million.

2006 Revenue Agent’s Report. In September 2006, the IRS completed its examination of our federal tax returns for fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002. In October 2006, the IRS issued a Revenue Agent’s Report (“RAR”) in which it proposed to assess an aggregate tax deficiency of $207 million plus interest. The RAR addresses several disputed issues, including the computation of depreciation expense on certain capital expenditures, the deductibility of a portion of certain civil settlements we paid to the federal government, and the deductibility of a loss incurred on the disposition of a business. In the aggregate, the disputed issues comprise approximately $82 million, plus interest thereon of $28 million as of December 31, 2006. We believe our original deductions were appropriate, and we have appealed each of these disputed issues by filing a protest with the Appeals Division of the IRS. We believe we have adequately reserved for all probable tax matters presented in the RAR, including interest. We presently cannot determine the ultimate resolution of the disputed issues.

Of the aggregate proposed tax deficiency of $207 million, approximately $125 million is attributable to issues that are not in dispute. After taking into account net operating losses from 2004, which offset a portion of the undisputed tax deficiency, the remaining undisputed amount is reduced to approximately $85 million. We paid this undisputed tax deficiency of $85 million, plus interest thereon of $25 million, in December 2006.

Sales and Use and Personal Property Tax Audits

Our hospitals are routinely subject to sales and use tax audits and personal property tax audits by the state and local government jurisdictions in which they do business. The results of the audits are frequently disputed, and such disputes are ordinarily resolved by administrative appeals or litigation.

MISCELLANEOUS CIVIL LAWSUITS

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

On September 14, 2006, we were served with a fourth amended complaint in this matter. The relators continue to allege violations of the federal anti-kickback statute and manipulation of hospital charges in order to increase outlier payments. We served our response to the complaint on October 2, 2006 and have again moved to dismiss the case. Our motion is still pending. On November 9, 2006, the government sought to intervene in the case for the purpose of moving to dismiss the relators’ outlier claim on the basis that the claim was not plead with sufficient particularity. The district court has not yet ruled on the government’s motion to dismiss.

United States ex rel. Bruce G. Lowman v. Hilton Head Medical Center and Clinics, et al., Case No. 9:05-2533-PMD (U.S. District Court for the District of South Carolina)

On July 20, 2006, the DOJ filed a notice to unseal and declining to intervene in a qui tam lawsuit, which was filed under seal on September 1, 2005, against the Company, our Hilton Head Medical Center and Clinics in South Carolina and related subsidiaries, as well as a cardiologist who was not our employee, but formerly practiced at Hilton Head. The unsealing order was signed by the judge on July 25, 2006. The relator, a physician no longer on Hilton Head’s medical staff, alleges under the federal False Claims Act that we received inappropriate payments from Medicare for certain cardiac catheterization procedures that were performed by the cardiologist from 1997 through 2003, during which time Hilton Head did not have a state certificate of need for open heart surgery capability, which was required under South Carolina regulations for facilities performing those procedures. The suit also alleges that certain of the catheterization procedures were medically unnecessary, although it provides no specific information regarding these claims. We were formally served with the complaint on November 20, 2006; subsequently, we filed a motion to dismiss this matter, which remains pending. Despite the government’s decision not to intervene in this case, the relator intends to continue to litigate the matter independently.

We had previously self-disclosed to the South Carolina Department of Health and Environmental Control (“DHEC”) in 2001 that 436 therapeutic cardiac catheterization procedures had been performed at Hilton Head between January 1, 1997 and March 31, 2000 when that facility lacked a certificate of need for open heart surgery, and that, of these, 242 were deemed non-emergent and 194 were deemed emergent. DHEC and Hilton Head entered into a Consent Order on February 2, 2001 whereby DHEC found that there was no intentional violation of state laws or regulations and whereby Hilton Head paid a civil penalty of $100 per non-emergent procedure, or $24,200. Subsequently, in July 2002, Hilton Head received its certificate of need for open heart surgery, and it has been performing therapeutic cardiac catheterizations since that time.

Boca Raton Community Hospital, Inc. v. Tenet Healthcare Corporation, Case No. 05-80183-CIV (U.S. District Court for the Southern District of Florida, filed March 2, 2005)

Plaintiff filed a civil complaint in federal district court in Miami on March 2, 2005 on behalf of itself and a purported class consisting of most of the acute care hospitals in the United States. Although several of plaintiff’s initial claims have since been withdrawn or dismissed, plaintiff is proceeding with the allegation that Tenet’s past pricing policies and receipt of Medicare outlier payments violated the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), causing harm to plaintiff. Plaintiff seeks unspecified amounts of damages (including treble damages under RICO), restitution, disgorgement and punitive damages. In December 2006, the district court denied plaintiff’s motion for class certification. Plaintiff subsequently petitioned the U.S. Court of Appeals for the Eleventh Circuit seeking permission to file an interlocutory appeal of the district court’s denial of class certification. We filed an opposition to that petition on January 8, 2007. On February 13, 2007, the Eleventh Circuit denied plaintiff’s petition for leave to appeal the district court’s decision.  We have filed a motion for summary judgment on all claims, which is pending before the district court.

Brockovich, on behalf of the United States of America v. Tenet Healthcare Corporation, et al.,

Case No. CV 06-4542 DOC (MLGx) (U.S. District Court for the Central District of California)

Plaintiff Erin Brockovich, purportedly on behalf of the United States of America, filed a civil complaint in Los Angeles Superior Court on June 2, 2006, alleging that Tenet and several of our subsidiaries inappropriately received reimbursement from Medicare for treatment given to patients whose injuries were caused by the Company and those subsidiaries as a result of medical error or neglect. This matter is one of approximately 30 identical lawsuits that plaintiff Brockovich has filed against most of the major hospital systems and nursing homes in California. In addition, her attorneys have filed similar cases in New Jersey and Florida using others as plaintiffs. In this case, plaintiff is seeking damages of twice the amount that defendants were allegedly obligated to pay or reimburse Medicare in connection with the treatment in question, plus interest, together with plaintiff’s costs and fees, including attorneys’ fees. In July 2006, defendants removed the case to federal court and, in August 2006, filed a motion to dismiss the matter. On November 15, 2006, defendants’ motion to dismiss was granted on the basis that plaintiff Brockovich lacks constitutional standing. On December 4, 2006, plaintiff filed a notice of her intention to appeal the dismissal. We believe that the trial court’s order was correct and intend to vigorously defend that order on appeal.

University of Southern California v. USC University Hospital, Inc., et al., Case No. BC357352 (Los Angeles Superior Court, filed August 22, 2006)

On August 22, 2006, plaintiff University of Southern California filed a lawsuit in Los Angeles Superior Court against a Tenet subsidiary seeking to terminate a ground lease and a development and operating agreement between the University and the subsidiary, which built, owns and operates USC University Hospital, an acute care hospital located on land leased from the University in Los Angeles. Plaintiff’s complaint alleges that the lease and operating agreement should be terminated as a result of a default by us and seeks a judicial declaration terminating the agreements in an effort to force us to sell the hospital to the University. We strongly dispute the University’s claims and are seeking to compel arbitration of the dispute as is mandated by the development and operating agreement. By order dated December 18, 2006, the trial court denied our motion to compel arbitration; however, on January 2, 2007, we filed an appeal of that decision, and the case has been stayed pending the appeal.

MANAGED CARE INSURANCE DISPUTES

We and our subsidiaries are from time to time engaged in disputes with managed care payers. For the most part, we believe the issues raised in these contract interpretation and rate disputes are commonly encountered by other providers in the health care industry.

MEDICAL MALPRACTICE AND OTHER ORDINARY COURSE MATTERS

In addition to the matters described above, our hospitals are subject to claims and lawsuits in the ordinary course of business. The largest category of these relates to medical malpractice. Three of these medical malpractice cases were filed as purported class action lawsuits and involve former patients of Memorial Medical Center and Lindy Boggs Medical Center in New Orleans. In each case, family members allege, on behalf of themselves and a purported class of other patients and their family members, damages as a result of injuries sustained during Hurricane Katrina. In addition to disputing the merits of the allegations in these suits, we contend that certification of a class in these actions is not appropriate and that each of these cases must be adjudicated independently. We will, therefore, oppose class certification and vigorously defend the hospitals in these matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock. Our common stock is listed on the New York Stock Exchange under the symbol “THC.” On June 2, 2006, we submitted an annual CEO certification to the NYSE regarding our compliance with the NYSE’s corporate governance listing standards. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock on the NYSE.

	High	Low
Year Ended December 31, 2006
First Quarter	$8.25	$6.89
Second Quarter	9.27	6.77
Third Quarter	8.69	5.77
Fourth Quarter	8.49	6.73
Year Ended December 31, 2005
First Quarter	$12.20	$9.77
Second Quarter	12.93	11.35
Third Quarter	13.06	10.95
Fourth Quarter	11.49	7.27

On February 16, 2007, the last reported sales price of our common stock on the NYSE composite tape was $7.32 per share. As of that date, there were approximately 8,892 holders of record of our common stock. Our transfer agent and registrar is The Bank of New York. Shareholders with questions regarding their stock certificates, including inquiries related to exchanging or replacing certificates or changing an address, should contact the transfer agent at (800) 524-4458.

Dividends. We have not paid cash dividends on our common stock since the first quarter of fiscal 1994, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain earnings, if any, for the future operation and development of our business. In addition, our senior secured revolving credit agreement contains provisions that limit or prohibit the payment of cash dividends on our common stock.

Equity Compensation. Please see Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information regarding securities authorized for issuance under equity compensation plans.

Stock Performance Graph. The following graph shows the cumulative, five-year total return for our common stock compared to three indices, each of which includes us. The Standard & Poor’s 500 Stock Index includes 500 companies representing all major industries. The Standard & Poor’s Healthcare Composite Index is a group of 55 companies involved in a variety of health care related businesses. Because the Standard & Poor’s Healthcare Composite Index is heavily weighted by pharmaceutical companies, we believe that at times it may be less useful than the Hospital Management Peer Group Index included below. We compiled this Peer Group Index by selecting publicly traded companies that have as their primary business the management of acute care hospitals and that have been in business for all five of the years shown. These companies are: Health Management Associates, Inc. (HMA), Tenet Healthcare Corporation (THC), Triad Hospitals, Inc. (TRI) and Universal Health Services, Inc. (UHS). Not included is HCA, Inc., which was a member of our Peer Group Index in prior years, because HCA became a privately held company in November 2006.

Performance data assumes that $100.00 was invested on December 31, 2001 in our common stock and each of the indices. The data assumes the reinvestment of all cash dividends and the cash value of other distributions. Stock price performance shown in the graph is not necessarily indicative of future stock price performance.

	12/01	12/02	12/03	12/04	12/05	12/06
Tenet Healthcare Corporation	$100.00	$41.89	$41.00	$28.05	$19.57	$17.80
S & P 500	$100.00	$77.90	$100.24	$111.15	$116.61	$135.03
S & P Health Care	$100.00	$81.17	$93.40	$94.96	$101.10	$108.71
Peer Group	$100.00	$60.56	$67.85	$57.59	$52.54	$53.29

ITEM 6. SELECTED FINANCIAL DATA

OPERATING RESULTS

In March 2003, our board of directors approved a change in our fiscal year from a fiscal year ending on May 31 to a fiscal year that coincides with the calendar year, effective December 31, 2002. The following tables present selected audited consolidated financial data for Tenet Healthcare Corporation and its wholly owned and majority-owned subsidiaries for the years ended December 31, 2006, 2005, 2004 and 2003, the seven-month transition period ended December 31, 2002, and the fiscal year ended May 31, 2002.

	Years ended December 31,				Seven months ended December 31,	Year ended May 31,
	2006	2005	2004	2003	2002	2002
	(In Millions, Except Per-Share Amounts)
Net operating revenues	$8,701	$8,614	$8,768	$8,837	$5,330	$8,629
Operating expenses:
Salaries, wages and benefits	3,883	3,922	3,843	3,767	2,088	3,433
Supplies	1,587	1,574	1,502	1,390	760	1,200
Provision for doubtful accounts	530	625	1,073	996	421	625
Other operating expenses	2,014	1,921	1,924	1,837	1,022	1,677
Depreciation	313	306	317	311	179	300
Goodwill amortization	—	—	—	—	—	83
Other amortization	29	26	17	18	12	21
Impairment of long-lived assets and goodwill, net of insurance recoveries	376	36	1,207	1,232	4	76
Restructuring charges	4	10	48	105	5	25
Hurricane insurance recoveries, net of costs	(14)	13	—	—	—	—
Costs of litigation and investigations	766	212	74	282	—	—
Loss from early extinguishment of debt	—	15	13	—	4	383
Operating income (loss)	(787)	(46)	(1,250)	(1,101)	835	806
Interest expense	(409)	(404)	(332)	(293)	(143)	(323)
Investment earnings	62	59	20	16	13	30
Minority interests	(4)	(3)	(4)	(11)	(5)	(19)
Net gains on sales of facilities, long-term investments and subsidiary common stock	5	4	7	16	—	—
Impairment of investment securities	—	—	—	(5)	(64)	—
Income (loss) before income taxes	(1,133)	(390)	(1,559)	(1,378)	636	494
Income tax (expense) benefit	262	84	(295)	272	(254)	(252)
Income (loss) from continuing operations, before discontinued operations and cumulative effect of changes in accounting principle	$(871)	$(306)	$(1,854)	$(1,106)	$382	$242
Basic earnings (loss) per common share from continuing operations(1)	$(1.85)	$(0.65)	$(3.98)	$(2.37)	$0.79	$0.49
Diluted earnings (loss) per common share from continuing operations(1)	$(1.85)	$(0.65)	$(3.98)	$(2.37)	$0.77	$0.48

(1)      All periods have been adjusted to reflect a 3-for-2 stock split declared in May 2002 and distributed on June 28, 2002.

The operating results data presented above are not necessarily indicative of our future results of operations. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly trends in patient accounts receivable collectibility and associated provisions for doubtful accounts; the timing and magnitude of price changes; fluctuations in contractual allowances, including the impact of the discounting components of our Compact with Uninsured Patients (“Compact”) and cost report settlements and valuation allowances; managed care contract negotiations or terminations and payer consolidations; changes in Medicare regulations; Medicaid funding levels set by the states in which we operate; levels of malpractice expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and valuation allowances; the timing and amounts of stock option and restricted stock unit grants to employees, directors and others; and changes in occupancy levels and patient volumes. Factors that affect our patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: the business environment of local communities; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local health care competitors; managed care contract negotiations or terminations; unfavorable publicity about us, which impacts our relationships with physicians and patients; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

BALANCE SHEET DATA

	December 31,					May 31,
	2006	2005	2004	2003	2002	2002
	(In Millions)
Working capital (current assets minus current liabilities)	$1,100	$1,216	$1,882	$1,908	$1,542	$962
Total assets	8,539	9,812	10,081	12,298	13,895	13,957
Long-term debt, net of current portion	4,760	4,784	4,395	4,039	3,872	3,919
Shareholders’ equity	264	1,021	1,699	4,374	5,924	5,802

CASH FLOW DATA

	Years ended December 31,				Seven months ended December 31,	Year ended May 31,
	2006	2005	2004	2003	2002	2002
	(In Millions)
Net cash provided by (used in) operating activities	$(462)	$763	$(82)	$838	$1,126	$2,315
Net cash used in investing activities	(379)	(392)	(12)	(333)	(389)	(1,227)
Net cash provided by (used in) financing activities	252	348	129	(96)	(565)	(1,112)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which financial information may be analyzed, and to provide information about the quality of, and potential variability of, our results of operations and cash flows. Unless otherwise indicated, all financial and statistical information included herein relates to our continuing operations, with dollar amounts expressed in millions (except per-share amounts). This information should be read in conjunction with the accompanying Consolidated Financial Statements. It includes the following sections:

•                   Executive Overview

•                   Sources of Revenue

•                   Results of Operations

•                   Liquidity and Capital Resources

•                   Off-Balance Sheet Arrangements

•                   Recently Issued Accounting Standards

•                   Critical Accounting Estimates

EXECUTIVE OVERVIEW

KEY DEVELOPMENTS

During 2006, we continued to focus on the execution of our turnaround strategies. While we saw certain areas of improvement this year, we are still facing several industry and company-specific challenges that continue to negatively affect our progress. We are dedicated to improving our patients’, shareholders’ and other stakeholders’ confidence in us. We still believe we will do that by providing quality care and generating positive growth and earnings at our hospitals.

Key developments include the following events:

•                   New Independent Auditor—In January 2007, we announced that Deloitte & Touche LLP had been selected by our audit committee as our new independent registered public accounting firm for the year ending December 31, 2007. The engagement of Deloitte & Touche will be submitted for ratification by our shareholders at our May 2007 annual meeting.

•                   New Inpatient Tower at USC University Hospital—In January 2007, we announced the opening of the Norris Inpatient Tower, a state-of-the-art, $150 million, ten-story building connected to our USC University Hospital.  The Norris Inpatient Tower will have 146 beds, which significantly expands the hospital’s capacity for treating patients with cancer and other life-threatening illnesses and supporting advanced medical research.

•                   New Ten-Year IT Outsourcing Agreement—In November 2006, we signed a new contract with Perot Systems Corporation that expands, extends and strengthens the information technology support and management services that Perot Systems has provided for us and our hospitals since 1990. We expect the agreement will enhance our information systems to provide a strong foundation for the introduction of advanced medical information technology designed to further improve quality of care and patient safety at all of our hospitals. The new contract also restructures our previous agreement to better fit our smaller size after recent divestitures. In addition, the agreement provides for the global outsourcing of certain information technology support functions. Aggregate fees under the agreement are expected to be approximately $1.1 billion over the ten-year term of the contract.

•                   IRS Audit and Settlement—In October 2006, we received a Revenue Agent’s Report related to the recently completed Internal Revenue Service (“IRS”) audit of our tax returns for fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002. The report assessed an aggregate tax deficiency of $207 million plus interest ($54 million as of December 31, 2006). Of the $207 million proposed assessment, approximately $125 million is attributable to issues that are not in dispute. After taking into account net operating losses from 2004, which offset a portion of the undisputed tax deficiency, the remaining undisputed amount is reduced to approximately $85 million.  We paid this undisputed tax deficiency of $85 million, plus interest thereon of $25 million, in December 2006. In November 2006, we also reached a partial settlement with the IRS related to issues that were in dispute for fiscal years 1995, 1996 and 1997 and paid $80 million as an advance payment of taxes and interest owed under the settlement, with respect to those matters.

•                   New Revolving Credit Facility—In September 2006, we accepted a commitment from a group of banks for a five-year, $800 million senior secured revolving credit facility, which we closed in November 2006, thereby replacing our $250 million letter of credit facility. The revolving credit facility is collateralized by patient accounts receivable, and can be increased to $1 billion depending on the amount of eligible receivables outstanding. Existing letters of credit were transferred into the revolving credit facility, which reduced the amount available for cash borrowings, but eliminated the restriction on $263 million of cash pledged under our prior letter of credit agreement. The new credit facility is subject to customary covenants for an asset-backed facility.  The covenants include a minimum fixed charge coverage ratio to be met when the available credit under the facility falls below $100 million, as well as limits on debt, liens, asset sales and prepayments of senior debt. Standard & Poor’s  lowered its credit rating on our senior unsecured notes two notches to CCC+ due to the large amount of priority debt that now exists, but changed its outlook on our corporate credit rating from negative to stable, reflecting our recently improved managed care pricing, better expense management, asset divestiture plan and the elimination of key litigation risks. Moody’s lowered its credit rating on our unsecured notes one notch to Caa1, but also affirmed the corporate family rating of B3. In addition, Moody’s changed the rating outlook on the corporate family rating from negative to stable.

•                   Expiration of Operating Leases—In August 2006, Metrocrest Hospital Authority announced that another company was selected to manage RHD Memorial Medical Center in Farmers Branch, Texas and Trinity Medical Center in Carrollton, Texas following the expiration of our operating lease. The results of these hospitals will be included in continuing operations until the lease expires in August 2007. For the years ended December 31, 2006 and 2005, the combined operating loss of these two hospitals was $23 million and $15 million, respectively. As of December 31, 2006, our investment in the collateralized bonds issued by the local hospital authority was $95 million. Of this amount, $31 million matures in 2007 and $64 million matures in 2010.

•                   Settlement Reached over Katrina Insurance Claims—In July 2006, we announced a $340 million settlement had been reached with our property insurers regarding claims related to the physical damage and business interruption we sustained as a result of Hurricane Katrina in 2005. We received $240 million in July 2006, in addition to the $100 million previously received, in full resolution of our claims. With the settlement, we have avoided a protracted resolution process fraught with the disagreements and differences over interpretation that can occur in insurance claims of this magnitude and complexity. As provided in our insurance contracts, we have the flexibility to apply these funds to meet our overall capital needs.

•                   Global Civil Settlement and Corporate Integrity Agreement—In June 2006, we entered into a broad civil settlement agreement with the U.S. Department of Justice and other federal agencies that concluded several previously disclosed governmental investigations, including inquiries into our receipt of certain Medicare outlier payments before 2003, physician financial arrangements and Medicare coding issues.  Under the terms of the settlement, we will pay $725 million, plus interest, over a four-year period and waive our right to pursue receipt of $175 million in unrecorded Medicare payments for past services. With this global settlement and the previously announced settlements of the criminal case involving Alvarado Hospital Medical Center, civil pricing litigation, a securities lawsuit and shareholder derivative litigation, and several issues with the Florida Attorney General, as well as certain other legal matters, we have now resolved the majority of lawsuits and investigations related to legacy issues that had been ongoing for the past several years.

As part of the global settlement, we entered into a five-year corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health and Human Services in September 2006. The agreement requires us to maintain our quality initiatives, compliance program and code of conduct, as well as formalize in writing our policies and procedures in the areas of billing and reimbursement, federal anti-kickback and Stark laws, and clinical quality. It also establishes general and specialized training requirements and compliance reviews by independent organizations in the areas of Medicare outlier payments, diagnosis-related group claims, unallowable costs, physician financial arrangements and clinical quality systems. Because of the many changes and enhancements we have made in the past three years, we already had in place a number of the procedures and systems called for by the agreement; therefore, we do not anticipate compliance with this agreement to create a significant burden on us or have a material effect on our results of operations or cash flows.

•                   Strategic Divestitures—In June 2006, we announced our strategic plan to divest 10 general hospitals, primarily to enhance our future profitability, provide funds to expand capital investments at our remaining hospitals and help fund our global civil settlement with the federal government. In addition to Gulf Coast Medical Center in Biloxi, Mississippi, which we sold in June 2006 for estimated net after-tax proceeds of $14 million, Alvarado Hospital Medical Center, which we agreed to divest as part of our May 2006 settlement with the U.S. Attorney in San Diego and sold in January 2007 for estimated pretax proceeds of $22 million, and other hospitals currently held for sale or already sold, these 10 hospitals are reported in discontinued operations for all periods presented in this report. The 10 hospitals included: four in the New Orleans area — Kenner Regional Medical Center, Lindy Boggs Medical Center, Meadowcrest Hospital and Memorial Medical Center —because of uncertainties in the New Orleans market and the need for health care consolidation there in the aftermath of Hurricane Katrina; three of our five hospitals in Philadelphia — Graduate Hospital, Roxborough Memorial Hospital and Warminster Hospital; and three of our Florida hospitals — Hollywood Medical Center, Parkway Regional Medical Center and Cleveland Clinic Hospital.

In September 2006, we completed the sale of Kenner Regional Medical Center, Meadowcrest Hospital and Memorial Medical Center. Pretax proceeds are estimated to be approximately $48 million. In addition, the buyer has agreed to reimburse us approximately $8 million for our costs related to the reconstruction of the New Orleans Surgical and Heart Institute on the campus of Memorial Medical Center. Also in September 2006, we completed the sale of our 51% partnership interest in Cleveland Clinic Hospital for pretax proceeds, including the repayment of partnership loans from us, of approximately $90 million. In November 2006, we completed the sale of Hollywood Medical Center for pretax proceeds of approximately $32 million and, in December 2006, we sold Parkway Regional Medical Center for estimated pretax proceeds of approximately $35 million. Discussions and negotiations with potential buyers for the remaining hospitals slated for divestiture are ongoing.

•                   Strategic Development of Outpatient Services—In May 2006, we announced that we had formed a national strategic development group to focus on our freestanding and hospital-based outpatient services and facilities. We currently operate more than 40 imaging and diagnostic centers, more than 20 ambulatory surgery centers and a number of other outpatient facilities. In addition, we have 25 outpatient projects currently in development, most of them on the campuses of our hospitals. The strategic group’s goal is to ensure that each of our hospitals and markets is actively pursuing multiple outpatient growth opportunities.

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

Company-Specific Challenge

Volumes—We believe the reasons for declines in our volumes include, but are not limited to, decreases in the demand for invasive cardiac procedures, increased competition, physician attrition, managed care contract negotiations or terminations, a declining population in Florida, and the impact of our litigation and government investigations. We are taking a number of steps in addition to the settlement of litigation and government investigations to address the problem of volume decline; however, due to the concentration of our hospitals in California, Florida and Texas, we may not be able to mitigate some factors contributing to volume declines. One of these initiatives is our Physician Sales and Service Program, which is centered around understanding the needs of physicians who admit patients both to our hospitals and to our competitors’ hospitals and responding to those needs with changes and improvements in our hospitals and operations. We accelerated capital spending for 2006 in order to address specific needs of our hospitals, which is expected to have a positive impact on their volumes. We are also completing clinical service line market demand analysis and profitability assessments to determine which services are highly valued that can be emphasized and marketed to improve results. This Targeted Growth Initiative has resulted in some reductions in unprofitable service lines in several locations, which have had a slightly negative impact on our volumes. However, the elimination of these unprofitable service lines will allow us to focus more resources on services that are highly valued and more profitable.

Our Commitment to Quality initiative, which we launched in 2003, should further help position us to competitively meet the volume challenge. We are working with physicians to implement the most current evidence-based techniques to improve the way we provide care. Our hospitals have improved substantially in quality metrics reported by the government and have been recognized by several managed care companies for their quality of care. We have seen an increase in admissions for certain service lines at our facilities that have been designated as Centers of Excellence by managed care companies due to their record of quality clinical outcomes. Although Centers of Excellence designations are limited, certain managed care companies are offering attractive financial incentives to their members to encourage the use of Centers of Excellence designated service lines that have consistently achieved improved clinical outcomes. We believe that quality of care improvements will continue to have the effect of increasing physician and patient satisfaction, potentially improving our volumes as a result.

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

Cost Pressures—Labor and supply costs remain a significant cost pressure facing us as well as the industry in general. We have slowed the rates of increase in both labor and supply costs and have been able to contain our unit cost growth below the rate of medical inflation. Maintaining this level of cost control in an environment of declining patient volumes and increasing labor union activity will continue to be a challenge.

RESULTS OF OPERATIONS—OVERVIEW

Our results of operations for the last three years reflect the progress we have made in restructuring our operations to focus on a smaller group of general hospitals. Our turnaround timeframe has been and continues to be influenced by industry trends such as bad debt levels and by company-specific challenges, such as decreasing volumes and demand for inpatient cardiac procedures, that continue to negatively affect our revenue growth and operating expenses. Our future profitability depends on volume growth, adequate reimbursement levels and cost control.

Results of operations—Year ended December 31, 2006 compared to the year ended December 31, 2005:

•                   Net inpatient revenue per patient day and per admission increased by 6.9% and 4.6%, respectively, due primarily to the effect of newly negotiated levels of reimbursement from our managed care contracts, partially offset by additional discounts under the Compact during the phase-in process. Patient days were down 4.5% and admissions were down 2.5%.

•                   Net outpatient revenue per visit increased 5.1%, while outpatient visits declined 5.2%. The increase in revenue per visit is due primarily to higher Medicare and Medicaid reimbursement and the effect of newly negotiated levels of reimbursement from our managed care contracts, partially offset by additional discounts under the Compact during the phase-in process.

•                   Loss per diluted share from continuing operations of $1.85 in the current year increased from the loss per diluted share of $0.65 in the prior year due primarily to the current year’s litigation settlements and impairments.

Results of operations—Year ended December 31, 2005 compared to the year ended December 31, 2004:

•                   Net inpatient revenue per patient day and per admission increased by 2.2% and 1.5%, respectively, due primarily to the effect of newly negotiated levels of reimbursement from our managed care contracts and slightly higher Medicare reimbursement levels, offset by additional discounts under the Compact during the phase-in process.

•                   Net outpatient revenue per visit increased 2.4%, while outpatient visits declined 7.8%. The increase in revenue per visit is due primarily to higher emergency room volume, a positive shift in payer mix and the sale or closure of certain home health agencies, hospices and clinics, which businesses typically generate lower revenue per visit amounts than other outpatient services, partially offset by additional discounts under the Compact during the phase-in process and lower rehabilitation visits.

•                   Favorable net adjustments for prior-year cost reports and related valuation allowances, related primarily to Medicare and Medicaid, of $44 million in 2005 increased compared to similar favorable adjustments of $3 million in 2004.

•                   Cash generated by operating activities was $763 million during 2005 compared to cash used by operations of $82 million during 2004, reflecting an income tax refund of $537 million received in March 2005 and lower restructuring and litigation settlement payments.

•                   Loss per diluted share from continuing operations of $0.65 in 2005 decreased from the loss per diluted share of $3.98 in 2004 due primarily to lower impairments.

The table below shows the pretax and after-tax impact on continuing operations for each of the three years ended December 31, 2006, 2005 and 2004 of the following items:

	Years ended December 31,
	2006	2005	2004
	(Expense) Income
Change in estimate of provision for doubtful accounts	$—	$—	$(170)
Change in prior-year liability estimates for retirement plans	14	31	—
Impairment of long-lived assets and goodwill	(376)	(36)	(1,207)
Restructuring charges	(4)	(10)	(48)
Hurricane insurance recoveries, net of costs	14	(13)	—
Costs of litigation and investigations	(766)	(212)	(74)
Net gains on sales of facilities, long-term investments and subsidiary common stock	5	4	7
Loss from early extinguishment of debt	—	(15)	(13)
Pretax impact	$(1,113)	$(251)	$(1,505)

Reduction in estimated tax exposures, including interest	$42	$24	$—
Deferred tax asset valuation allowance	$(140)	$(101)	$(569)

Total after-tax impact	$(857)	$(237)	$(1,799)
Diluted per-share impact of above items	$(1.82)	$(0.50)	$(3.86)
Diluted loss per share, including above items	$(1.85)	$(0.65)	$(3.98)

LIQUIDITY AND CAPITAL RESOURCES—OVERVIEW

Net cash used in operating activities was $462 million in 2006 compared to net cash provided by operating activities of $763 million in 2005. The principal reasons for the change were:

•                   an additional $599 million in payments during the current year compared to the prior year for legal settlements and related costs comprised primarily of the June 2006 global civil settlement payment to the federal government ($470 million), the payments in March 2006 in connection with the settlement of a securities class action lawsuit and state shareholder derivative litigation ($145 million) and our February 2006 settlement with the Florida Attorney General ($7 million);

•                   an income tax refund of $537 million received in March 2005 compared to $215 million in income tax payments in 2006, primarily for the settlement of prior year audits;

•                   an additional $44 million of 401(k) matching contributions due to a full year of contribution matching in the current year compared to six months of contribution matching in the prior year (effective July 1, 2004, we changed to an annual matching of employee 401(k) plan contributions for participants actively employed on December 31, as opposed to matching such contributions each pay period);

•                   an additional $19 million of interest expense payments in 2006 due to debt issuances in January 2005; and

•                   hurricane insurance recoveries of $161 million in 2006.

Proceeds from the sales of facilities, long-term investments and other assets during 2006 and 2005 aggregated $244 million and $173 million, respectively.

In November 2006, we entered into a five-year, $800 million senior secured revolving credit facility, that replaced our $250 million letter of credit facility. The revolving credit facility is collateralized by patient accounts receivable at our acute care and specialty hospitals, and bears interest at our option based on the London Interbank Offered Rate plus 175 basis points or Citigroup’s base rate, as defined in the credit agreement, plus 75 basis points. After six months from the start of the credit agreement, the interest spread over the London Interbank Offered Rate and Citigroup’s base rate may be reduced by 25 basis points if our leverage ratio, as defined in the credit agreement, is below the defined threshold. The letters of credit outstanding under our previous letter of credit facility were transferred into the revolving credit facility, which reduced the amount available for cash borrowings, but eliminated the restriction on $263 million of cash pledged under the letter of credit agreement. At December 31, 2006, there were no borrowings under the revolving credit facility.

In January 2005, we sold $800 million of 9¼% senior notes due in 2015. The net proceeds from the sale of the senior notes were approximately $773 million after deducting discounts and related expenses. We used a portion of the proceeds in February 2005 for the early redemption of the remaining $400 million aggregate principal amount outstanding on our senior notes due in 2006 and 2007, and the balance of the proceeds for general corporate purposes.

In June 2004, we sold $1 billion of 9 7/8% senior notes due in 2014. The net proceeds from the sale of the senior notes were approximately $954 million after deducting discounts and related expenses. We used a portion of the proceeds to repurchase $335 million of our senior notes due in 2006, $215 million of our senior notes due in 2007 and $2 million of our senior notes due in 2008.

We are currently in compliance with all covenants and conditions in our revolving credit agreement and the indentures governing our senior notes. (See Note 6 to the Consolidated Financial Statements.)

At December 31, 2006, we had approximately $190 million of letters of credit outstanding under our revolving credit facility. In addition, we had approximately $784 million of unrestricted cash and cash equivalents on hand and borrowing capacity of $596 million under our revolving credit facility as of December 31, 2006.

SOURCES OF REVENUE

We receive revenues for patient services from a variety of sources, primarily managed care payers (including preferred provider organizations and health maintenance organizations) and the federal Medicare program, as well as state Medicaid programs, indemnity-based health insurance companies and self-pay patients (patients who do not have health insurance and are not covered by some other form of third-party arrangement).

The table below shows the sources of net patient revenues for our general hospitals, expressed as percentages of net patient revenues from all sources:

	Years ended December 31,
Net Patient Revenues from:	2006	2005	2004
Medicare	26.5%	27.4%	25.7%
Medicaid	9.0%	8.4%	7.5%
Managed care(1)	52.3%	50.7%	49.8%
Indemnity, self-pay and other	12.2%	13.5%	17.0%

(1)               Includes Medicare Advantage and Medicaid managed care.

The decrease in indemnity, self-pay and other net patient revenues since 2004 is due primarily to the implementation of the discounting components of the Compact. Our payer mix on an admissions basis for our general hospitals, expressed as a percentage of total admissions from all sources, is shown below:

	Years ended December 31,
Admissions from:	2006	2005	2004
Medicare	32.2%	33.5%	33.7%
Medicaid	13.1%	13.6%	13.2%
Managed care(1)	45.9%	44.6%	44.8%
Indemnity, self-pay and other	8.8%	8.3%	8.3%

(1)               Includes Medicare Advantage and Medicaid managed care.

The increase in managed care admissions since 2005 is due primarily to an overall shift in our patient mix from Medicare and Medicaid to managed Medicare and Medicaid as further discussed below.

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

These government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the cost of providing services to our patients and the timing of payments to our facilities. We are unable to predict the effect of future government health care funding policy changes on our operations. If the rates paid by governmental payers are reduced, if the scope of services covered by governmental payers is limited or if we, or one or more of our subsidiaries’ hospitals, are excluded from participation in the Medicare or Medicaid program or any other government health care program, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

Medicare

Medicare offers beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan, is a fee-for-service payment system. The other option, called Medicare Advantage (formerly Medicare + Choice), includes managed care, preferred provider organization, private fee-for-service and specialty plans. The major components of our net patient revenues for services provided to patients enrolled in the Original Medicare Plan for the years ended December 31, 2006, 2005 and 2004 are set forth in the table below:

	Years ended December 31,
Revenue Descriptions	2006	2005	2004
Diagnosis-related group—operating	$1,264	$1,290	$1,240
Diagnosis-related group—capital	127	133	131
Outlier	78	74	58
Outpatient	368	361	367
Disproportionate share	208	209	191
Direct Graduate and Indirect Medical Education	109	106	108
Inpatient psychiatric	47	45	46
Inpatient rehabilitation	59	79	100
Other(1)	(17)	(18)	(2)
Adjustments for prior-year cost reports and related valuation allowances	31	49	6
Total Medicare net patient revenues	$2,274	$2,328	$2,245

(1)             The other revenue category includes skilled nursing facilities, one prospective payment system (“PPS”)-exempt cancer hospital, one long-term acute care hospital, other revenue adjustments, and adjustments related to the current-year cost reports and related valuation allowances.

Acute Care Hospital Inpatient Prospective Payment System

Diagnosis-Related Group Payments—Sections 1886(d) and 1886(g) of the Social Security Act (the “Act”) set forth a system of payments for the operating and capital costs of acute care hospital stays based on a prospective payment system. Under the inpatient prospective payment system (“IPPS”), Medicare payments for hospital inpatient operating and capital-related costs are made at predetermined rates for each hospital discharge. Discharges are classified according to a list of diagnosis-related groups (“DRGs”), which group patients with similar clinical characteristics that are expected to require similar amounts of hospital resources. CMS assigns to each DRG a relative weight that represents the average resources required to care for cases in that particular DRG, relative to the average resources used to treat cases in all DRGs. Effective October 1, 2006, the IPPS includes 538 DRGs to which a relative weight has been assigned.

The base payment amount for operating costs is comprised of an average standardized amount that is divided into a labor-related share and a nonlabor-related share. Both the labor-related share of the operating base payments and the capital base payments are adjusted by the geographic variations in labor and capital costs. These base payments are multiplied by the relative weight of the DRG assigned to each case. Although these payments are adjusted for area labor and capital cost differentials, the adjustments do not take into consideration an individual hospital’s operating and capital costs. The DRG operating and capital base rates are updated annually, giving consideration to the increased cost of goods and services purchased by hospitals. The rate increases that became effective on October 1, 2006 and October 1, 2005 were 3.4% and 3.7%, respectively.

Outlier Payments—Outlier payments are additional payments made to hospitals for treating Medicare patients who are costlier to treat than the average patient in the same DRG. To qualify as a cost outlier, a hospital’s billed charges, adjusted to cost, must exceed the payment rate for the DRG by a fixed threshold established annually by CMS. The Medicare fiscal intermediary calculates the cost of a claim by multiplying the billed charges by a cost-to-charge ratio (“CCR”) that is typically based on the hospital’s most recent filed cost report. If the computed cost exceeds the sum of the DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment.

Under the Act, CMS must project aggregate annual outlier payments to all PPS hospitals to be not less than 5% nor more than 6% of total DRG payments (“Outlier Percentage”). The Outlier Percentage is determined by dividing total outlier payments by the sum of DRG and outlier payments. CMS annually adjusts the fixed threshold to bring expected outlier payments within the mandated limit. A change to the fixed threshold affects total outlier payments by changing (1) the number of cases that qualify for outlier payments, and (2) the dollar amount hospitals receive for those cases that still qualify. The increase in our outlier revenues since 2004 is primarily the result of a decrease in the payment threshold enacted by CMS on October 1, 2005 and increases in the acuity and costs for many of the patients that appropriately qualify for this type of reimbursement.

As of August 8, 2003, an outlier rule went into effect for discharges occurring on or after that date. Pursuant to this rule, high cost outlier payments may be reconciled upon cost report settlement to account for the differences between the CCR used to pay the claim at its original submission by the provider and the CCR determined at final settlement of the cost reporting period during which the discharge occurred.  Outlier payments are to be reconciled at the time of cost report settlement if the actual operating CCR is found to be plus or minus 10 percentage points from the CCR used during that time period to make outlier payments and total outlier payments in that cost reporting period exceed $500,000.  We are not aware of any material changes to our prior outlier payments that may occur as a result of this rule.

Disproportionate Share Payments—If a Medicare-participating hospital serves a disproportionate share of low-income patients, it receives a percentage add-on to the DRG payment for each case. This percentage varies, depending on several factors that include the percentage of low-income patients served. During 2006, 46 of our hospitals in continuing operations qualified for disproportionate share payments.

Direct Graduate and Indirect Medical Education—The Medicare program provides additional reimbursement to approved teaching hospitals for additional expenses incurred by such institutions. This additional reimbursement, which is subject to certain limits, including intern and resident full-time equivalent (“FTE”) caps established in 1996, is made in the form of Direct Graduate Medical Education (“GME”) and Indirect Medical Education (“IME”) payments. During 2006, 16 of our hospitals in continuing operations were affiliated with academic institutions and were eligible to receive such payments. Medicare rules permit hospitals to enter into Medicare GME Affiliation Agreements for the purpose of applying the FTE limits on an aggregate basis, and some of our hospitals have entered into such agreements.

Hospital Outpatient Prospective Payment System

Under the outpatient prospective payment system, hospital outpatient services, except for certain services that are reimbursed on a separate fee schedule, are classified into groups called ambulatory payment classifications (“APCs”). Services in each APC are similar clinically and in terms of the resources they require, and a payment rate is established for each APC. Depending on the services provided, hospitals may be paid for more than one APC for an encounter. CMS periodically updates the APCs and annually adjusts rates paid for each APC.

Inpatient Psychiatric Facility Prospective Payment System

Effective January 1, 2005, CMS implemented a new system of reimbursement for hospital inpatient psychiatric services to replace a cost-based payment system. The inpatient psychiatric facility prospective payment system (“IPF-PPS”) applies to psychiatric hospitals and psychiatric units located within acute care hospitals that have been designated as exempt from the hospital inpatient prospective payment system. The IPF-PPS includes several provisions to ease the transition to the new payment system. For example, CMS is phasing in the IPF-PPS for existing hospitals and units over a three-year period to avoid disrupting the delivery of inpatient psychiatric services. Full payment under the IPF-PPS begins in the fourth year. The IPF-PPS, which is based on prospectively determined per diem rates, includes a stop-loss provision to protect providers against significant losses during the transition period, and an outlier policy that authorizes additional payments for extraordinarily costly cases.

At December 31, 2006, 14 of our general hospitals in continuing operations operated Medicare-certified psychiatric units. Because of the aforementioned three-year transition and stop-loss provisions of the IPF-PPS, the new payment system has not had, and, we believe, will not have a material impact on our 2007 inpatient psychiatric payments.

Inpatient Rehabilitation Prospective Payment System

Rehabilitation hospitals and rehabilitation units in acute care hospitals meeting certain criteria established by CMS are eligible to be paid as an Inpatient Rehabilitation Facility (“IRF”) under the IRF prospective payment system (“IRF-PPS”). Payments under the IRF-PPS are made on a per discharge basis. A patient classification system is used to assign patients in IRFs into case-mix groups (“CMGs”). The IRF-PPS uses federal prospective payment rates across distinct CMGs.

Prior to July 1, 2004, a rehabilitation hospital or unit was eligible for classification as an IRF if it could show that, during its most recent 12-month cost reporting period, it served an inpatient population of whom at least 75 percent required intensive rehabilitation services for the treatment of one or more of ten specific conditions. This became known as the “75 percent rule.”

On May 7, 2004, CMS released a final rule entitled “Medicare Program; Changes to the Criteria for Being Classified as an Inpatient Rehabilitation Facility” (“IRF Rule”) that revised the medical condition criteria rehabilitation hospitals and units must meet. The IRF Rule also replaced the “75 percent rule” compliance threshold with a three-year transition compliance threshold of 50%, 60% and 65% for years one, two and three, respectively, that commenced with cost reporting periods beginning on or after July 1, 2004. The three-year transition period was later delayed by one year. At the end of the three-year transition period, the 75% compliance threshold would be restored.

At December 31, 2006, we operated two inpatient rehabilitation hospitals, and 14 of our general hospitals in continuing operations operated inpatient rehabilitation units. All of our inpatient rehabilitation hospitals and units are in compliance with the required 60% compliance threshold.

Cost Reports—The final determination of certain Medicare payments to our hospitals, such as disproportionate share, GME, IME and bad debt expense, are retrospectively determined based on our hospitals’ cost reports. The final determination of these payments often takes many years to resolve because of audits by the program representatives, providers’ rights of appeal, and the application of numerous technical reimbursement provisions.

In the fourth quarter of 2003, we completed the implementation of a new system and estimation process for recording Medicare net patient revenue and estimated cost report settlements. This resulted in recording accruals to more closely reflect the expected final settlements on our cost reports. For filed cost reports, we record the accrual based on those cost reports and subsequent activity, and record a valuation allowance against those cost reports based on historical settlement trends. The accrual for periods for which a cost report is yet to be filed is recorded based on estimates of what we expect to report on the filed cost reports and a corresponding valuation allowance is recorded as previously described. Cost reports must be filed generally within five months after the end of the annual cost report reporting period. After the cost report is filed, the accrual and corresponding valuation allowance may need to be adjusted.

Medicaid

Medicaid programs are funded by both the federal government and state governments. These programs and the reimbursement methodologies are administered by the states and vary from state to state and from year to year.

Estimated payments under various state Medicaid programs, excluding state-funded managed care programs, constituted approximately 9.0%, 8.4% and 7.5% of net patient revenues at our continuing general hospitals for the years ended December 31, 2006, 2005 and 2004, respectively. These payments are typically based on fixed rates determined by the individual states. We also receive disproportionate share payments under various state Medicaid programs. For the years ended December 31, 2006, 2005 and 2004, our revenue attributable to disproportionate share payments and other supplemental payments was approximately $161 million, $112 million and $97 million, respectively. The increase in revenue from disproportionate share payments and other supplemental payments is primarily attributable to additional funding provided by certain states, which was made available in part by additional annual state provider taxes on certain of our hospitals and changes in classification of state programs. However, there are proposed changes to the Medicaid system that could materially reduce the amount of Medicaid payments we receive in the future. See “—Regulatory and Legislative Changes – Medicaid – Federal State Financial Partnership” below.

Many states in which we operate are facing budgetary challenges that also pose a threat to Medicaid funding levels to hospitals and other providers. We expect these challenges to continue; however, we cannot predict the extent of the impact of the states’ budget reductions, if any, on our hospitals.

Regulatory and Legislative Changes

Annual Payment and Policy Changes to the Medicare Inpatient Prospective Payment System

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

•                    An increase in the cost outlier threshold from $23,600 to $24,485.

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

On November 1, 2006, CMS issued a final rule that calls for hospitals seeking a full Medicare IPPS payment update to report additional quality measures for FFY 2008, including, for the first time, risk-adjusted outcomes measures. These include 30-day mortality measures for patients with three conditions: heart attack, heart failure and pneumonia. The final rule also calls for three new measures from the Surgical Care Improvement Project for patients undergoing surgical procedures. We expect to be able to provide these additional quality measures.

Payment and Policy Changes to the Medicare Hospital Outpatient Prospective Payment System

On November 24, 2006, CMS issued the Final Rule for the Hospital Outpatient Prospective Payment System and Calendar Year (“CY”) 2007 Payment Rates (“OPPS Final Rule”). The OPPS Final Rule includes the following payment and policy proposals:

•                  A 3.4% inflation update in Medicare payment rates for hospital outpatient services paid under the outpatient prospective payment system (“OPPS”);

•                  A move towards the use of additional quality measures that are specifically appropriate for hospital outpatient care to be developed by CMS and reported by hospitals in CY 2009;

•                  An expanded number of payment levels for services in outpatient clinics and emergency departments from three to five to match the levels for physician services; and

•                  A revision to the OPPS ambulatory payment classification structure for drug administration services, allowing hospitals to be paid separately for additional hours of infusion beyond the initial hour of infusion.

CMS projects that the combined impact of the payment and policy changes in the OPPS Final Rule will yield an average 3.0% increase in CY 2007  payments for all hospitals and an average 3.0% increase in payments for hospitals located in large urban areas (populations over one million). Applying the large urban hospital impact percentage from the OPPS Final Rule to our Medicare outpatient payments for the twelve months ended December 31, 2006, the annual impact of all changes on our hospitals in continuing operations may result in an estimated increase in our Medicare revenues of approximately $10 million. Because of the uncertainty regarding other factors that may influence our future OPPS payments, including volumes and case mix, we cannot provide any assurances regarding this estimate.

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

At December 31, 2006, 14 of our general hospitals in continuing operations operated inpatient psychiatric units. CMS projects that the combined impact of the final payment and policy changes will yield an average 4.0% increase in payments for all inpatient psychiatric facilities (including psychiatric units in acute care hospitals), and an average 2.4% increase in payments for psychiatric units of acute care hospitals located in urban areas. Applying the psychiatric unit impact percentage to our Medicare IPF-PPS payments for the twelve months ended June 30, 2006, the annual impact of all changes on our hospitals’ psychiatric units in continuing operations may result in an estimated increase in our Medicare revenues of approximately $1 million. Because of the uncertainty regarding the factors that may influence our future IPF-PPS payments, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding this estimate.

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

•                   A one-year extension of the 75% admission criteria rule phase-in period to conform to section 5005 of the Deficit Reduction Act of 2005 (the current 60% compliance threshold will be extended for cost reporting periods that start on or after July 1, 2006 and before July 1, 2007); and

•                   An increase in the outlier threshold for high cost outlier cases from $5,129 to $5,534.

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

Specialty Hospitals

On June 9, 2005, CMS announced the next steps it will take in connection with the end of an 18-month moratorium imposed by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) as to new specialty hospitals, which expired on June 8, 2005. CMS has instructed Medicare fiscal intermediaries not to process new provider enrollment applications for specialty hospitals until further notice. In addition, CMS stated that it will undertake the following steps during the suspension to reform Medicare payments that may provide specialty hospitals with an unfair advantage over other types of providers, such as community hospitals or ambulatory surgical centers (“ASCs”): (1) reform payment rates for inpatient hospital services through changes to the DRG system; (2) reform payment rates for ASCs; (3) review procedures for approving hospitals for participation in Medicare and closely scrutinize processes for approving and starting to pay new specialty hospitals; and (4) seek public comment on the appropriate standards for specialty hospitals. According to CMS, these steps were designed to promote true and fair competition in hospital services, while improving quality and avoiding unnecessary costs for patients and for the Medicare program. On August 8, 2006, the temporary suspension on the processing of provider enrollment applications for specialty hospitals ended. If specialty hospital provider enrollment applications are approved for new facilities in locations that can compete with our hospitals, we could face a reduction in volumes for some of our most profitable procedures.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003,

Section 911 of the MMA requires that CMS replace the current fiscal intermediary and carrier contracts with competitively procured contracts that conform to the Federal Acquisition Regulation and are awarded to Medicare Administrative Contractors (each, a “MAC”). This initiative will reduce the number of entities currently providing Medicare administrative services, such as claim processing and cost report settlements, from 43 to 15. CMS has six years, between 2005 and 2011, to complete the transition of Medicare fee-for-service claims processing activities from the fiscal intermediaries and carriers to the MACs.

Tenet is considered a chain organization under Medicare rules and, as of December 31, 2006, is served by a single fiscal intermediary for claims processing and cost report settlements. In the OPPS Final Rule, CMS is allowing all hospitals in a chain organization to be served by the MAC awarded the jurisdiction in which the chain organization’s home office is located (in Tenet’s case, Jurisdiction #4). CMS released a Request for Proposal for Jurisdiction #4 on September 29, 2006 and expects to award that contract in July 2007. In the event that Tenet hospitals are required to undergo a change of fiscal intermediary as a result of the MAC initiative, the conversion process to the MAC(s) will commence in 2008. We cannot predict what impact, if any, the MAC conversion initiative will have on our operations or cash flow.

Medicare—For FFYs 2005, 2006 and 2007, hospitals will receive an inpatient update equal to the full market basket rate if they submit quality performance data to the U.S. Department of Health and Human Services. Those hospitals not submitting quality performance data for 10 quality measures will receive an increase equal to the market basket rate minus 0.4%. In order to qualify for the full market basket update, hospitals must submit performance data on all patients on the 10 quality measures that are a subset of common hospital performance measures developed and aligned by CMS and the Joint Commission (formerly, the Joint Commission on Accreditation of Healthcare Organizations) and endorsed by the National Quality Foundation. Effective October 1, 2006, all of our hospitals subject to this requirement received the full market basket update for FFY 2007.

The indirect medical education adjustment decreased from 5.8% in FFY 2005 to 5.55% in FFY 2006 and will further decrease to 5.35% in FFY 2007. It increases to 5.5% for FFY 2008 and beyond.

Medicaid—The reduction in Medicaid disproportionate share (“DSH”) hospital funding in FFY 2004 was eliminated and the DSH allotment increased 16% over FFY 2003 levels. Subsequent years are frozen at 2004 levels until the allotment level intersects with where it would have been absent relief from the Balanced Budget Act. Increases thereafter are tied to the change in the Consumer Price Index.

Long-Term Care Hospitals

CMS issued a proposed rule for long-term care hospitals on February 1, 2007 that would provide for a 0.71% increase in the payment rate, increase the fixed outlier threshold from $14,887 to $18,774 and revise the current short-stay outlier provision to include a comparable inpatient prospective payment system amount for cases where the length of stay is less than or equal to the IPPS threshold plus one standard deviation.

The proposed rule also seeks to extend the existing 25% cap on admissions for long-term care units within hospitals to virtually all long-term care hospitals such that no long-term care hospital (with minor exceptions) could receive more than 25% of its admissions from a single source.  Under the existing regulations, long-term care hospital units that have been granted “grandfather” status are not subject to the 25% cap on admissions from the host hospital or a single source.  Tenet operates one long-term care hospital unit that has been granted grandfather status.  We cannot predict the impact this proposed rule might have on our Medicare net revenues.

The Deficit Reduction Act of 2005

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

•                  Effective for payments beginning in FFY 2007, hospitals must submit data on additional quality measures. CMS must begin to adopt the baseline set of 21 performance measures as set forth in the November 2005 report by the Institute of Medicine of the National Academy of Sciences under Section 238(b) of the MMA. Failure to submit the required data on the quality measures selected by CMS will result in a 2% market basket reduction. This provision supplants the current reporting requirement under the MMA described above.

•                  For FFY 2008, CMS must add additional quality measures for hospitals to report to receive the maximum payment update available. Also, hospitals will be required to identify cases assigned to DRGs that have higher payments when a hospital-acquired infection is present. CMS must identify at least two conditions under which the hospital would receive the lower DRG payment.

•                  CMS must establish a gainsharing demonstration project to test and evaluate methods and arrangements between hospitals and physicians to improve the quality and efficiency of care and hospital performance. The demonstration is scheduled to run from January 1, 2007 to December 31, 2009 and have six demonstration sites, two of which must be rural.

•                  Certain imaging services provided in non-hospital settings will be limited to the OPPS rates. This change was implemented by regulation effective January 1, 2007.

Medicare Payment Advisory Commission

At a Medicare Payment Advisory Commission (“MedPAC”) meeting held on October 5, 2006, data was presented that suggested that only $1.9 billion of the $4.9 billion in total Medicare Indirect Medical Education payments made in FFY 2004 was empirically justified (that is, related directly to the increased costs incurred by teaching hospitals to meet their teaching mission). The MedPAC data also shows that only $1.7 billion of the $7.7 billion in total Medicare disproportionate share hospital payments made in FFY 2004 reflected the additional costs for caring for low-income patients. At the January 2007 meeting, MedPAC approved recommendations to its March 2007 report to Congress. Recommendations directly impacting hospitals are to provide a full inpatient and outpatient market-basket update in FFY 2008 and to reduce the IME adjustments by 1% to 4.5% in FFY 2008. We cannot predict what actions, if any, Congress or CMS may take in this regard and what impact such actions may have on our operations.  Such actions, if any, could have a material adverse impact on our financial condition, results of operations or cash flows.

FFY 2008 Federal Budget Proposal

On February 5, 2007, the White House released its FFY 2008 budget proposal, which includes nearly $102 billion in Medicare and Medicaid cuts over five years. The proposed cuts include:

•                  Annual Medicare updates of market basket minus 0.65% in FFYs 2008 through 2012 for hospital inpatient and outpatient services;

•                  A FFY 2008 IRF-PPS update of 0% and market basket minus 0.65% for FFYs 2009 through 2012;

•                  An update of Medicare ambulatory surgical center payments of the Consumer Price Index minus 0.65% beginning in FFY 2010;

•                  Reduction of Medicare IME and Medicaid GME payments by more than $6 billion over five years;

•                  Mandatory reductions in Medicare expenditures of 0.4% if the Medicare Fund Warning required by the Deficit Reduction Act is triggered;

•                  Reductions in IRF-PPS payment rates for hip and knee replacement therapy; and

•                  A phase-out of Medicare bad debt payments over four years.

Most of the budget proposals require Congressional action, and we cannot predict what action, if any, Congress will take.

As part of his State of the Union address and with the release of the proposed budget, the President also announced two proposals to increase health insurance coverage.  The first proposal would provide a standard income tax deduction of $7,500 for individuals and $15,000 for families for the purchase of qualifying health insurance, and cap the income tax exclusion for employer-provided health insurance at those same levels.  The second proposal, called the Affordable Choices Initiative, seeks to expand the use of Medicaid waivers, thereby allowing states to redirect disproportionate share hospital funds into new programs designed to expand health insurance coverage in low-income populations. These proposals have yet to be completely defined in detail and will require Congressional action. We cannot predict what actions, if any, Congress will take and what impact such actions might have on our operations. Such actions, if any, could have a material adverse impact on our financial condition, results of operations or cash flows.

Medicaid – Federal State Financial Partnership

On January 12, 2007, CMS released a “display” version of the proposed changes to the Medicaid program under the Federal State Financial Partnership. Under this proposed rule, CMS would reduce Medicaid funding to states by $774 million per year for the FFYs 2007 through 2011.  The American Hospital Association is strongly urging Congress to stop this rule and protect the Medicaid program.  We cannot predict what actions, if any, Congress or CMS may take in this regard and what impact such actions may have on our operations.  Such actions, if any, could have a material adverse impact on our financial condition, results of operations or cash flows.

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

The amount of our managed care net patient revenue during the years ended December 31, 2006, 2005 and 2004 was $4.4 billion, $4.2 billion and $4.1 billion, respectively. Approximately 59% of our managed care net patient revenues through December 31, 2006 were derived from our top ten managed care payers. At December 31, 2006 and 2005, approximately 54% and 58%, respectively, of our net accounts receivable related to continuing operations were due from managed care payers.

The table below shows the managed care admissions by type for our general hospitals, expressed as percentages of total managed care admissions:

	Years Ended December 31,
	2006	2005	2004
Non-governmental	63.4%	67.1%	69.5%
Governmental	36.6%	32.9%	30.5%

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend.  Although we have had more than four consecutive quarters of improved managed care pricing, we expect some moderation in the pricing percentage increases, on a year-over-year basis, in the near-to-intermediate term due to the number of acquisitions in the managed care industry.

A majority of our managed care contracts are “evergreen” contracts. Evergreen contracts extend automatically every year, but may be renegotiated or terminated by either party after giving 90 to 120 days notice. National payers generate approximately 43% of our total net managed care revenues, although these agreements are often negotiated on a local or regional basis. The remainder comes from regional or local payers.

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

SELF-PAY PATIENTS

Self-pay patients are patients who do not qualify for government programs payments, such as Medicare and Medicaid, and who do not have some form of private insurance, and are, therefore, responsible for their own medical bills. A significant portion of our self-pay patients is being admitted through our hospitals’ emergency departments and often requires high-acuity treatment. High-acuity treatment is more costly to provide and, therefore, results in higher billings, which are the least collectible of all accounts. We believe our level of self-pay patients has been higher in the last several years than previous periods due to a combination of broad economic factors, including reductions in state Medicaid budgets, increasing numbers of individuals and employers who choose not to purchase insurance, and an increased burden of co-payments and deductibles to be made by patients instead of insurers.

Self-pay accounts pose significant collectibility problems. At both December 31, 2006 and 2005, approximately 6% of our net accounts receivable related to continuing operations were due from self-pay patients. Further, the majority of our provision for doubtful accounts relates to self-pay patients. We are taking numerous actions in an effort to mitigate the effect on us of the high level of uninsured patients and the related economic impact. These initiatives include conducting detailed reviews of existing intake procedures in our hospitals and creating better intake procedures for assisting patients with financial options. We continue to modify and refine our self-pay collection workflows, enhance our technology to assist our staff, and improve staff training in an effort to increase collections and reduce accounts receivable.

Over the longer term, several other initiatives we have previously announced should also help address this challenge. For example, our Compact, which is discussed in Note 3 to the Consolidated Financial Statements, is enabling us to offer lower rates to uninsured patients who historically have been charged standard gross charges.

We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per diem amount for services received, subject to a cap. Except for the per diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; and, therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. For the years ended December 31, 2006, 2005 and 2004, $625 million, $570 million and $532 million in charity care gross charges were excluded from net operating revenues and provision for doubtful accounts, respectively.

RESULTS OF OPERATIONS

The following two tables show a summary of our net operating revenues, operating expenses and operating loss from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the years ended December 31, 2006, 2005 and 2004:

	Years ended December 31,
	2006	2005	2004
Net operating revenues:
General hospitals	$8,531	$8,418	$8,537
Other operations	170	196	231
Net operating revenues	8,701	8,614	8,768
Operating expenses:
Salaries, wages and benefits	3,883	3,922	3,843
Supplies	1,587	1,574	1,502
Provision for doubtful accounts	530	625	1,073
Other operating expenses	2,014	1,921	1,924
Depreciation	313	306	317
Amortization	29	26	17
Impairment and restructuring charges, net of insurance recoveries	380	46	1,255
Hurricane insurance recoveries, net of costs	(14)	13	—
Costs of litigation and investigations	766	212	74
Loss from early extinguishment of debt	—	15	13
Operating loss	$(787)	$(46)	$(1,250)

	Years ended December 31,
	2006	2005	2004
Net operating revenues:
General hospitals	98.0%	97.7%	97.4%
Other operations	2.0%	2.3%	2.6%
Net operating revenues	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	44.6%	45.5%	43.8%
Supplies	18.2%	18.3%	17.1%
Provision for doubtful accounts	6.1%	7.3%	12.2%
Other operating expenses	23.1%	22.3%	22.0%
Depreciation	3.6%	3.5%	3.6%
Amortization	0.3%	0.3%	0.2%
Impairment and restructuring charges, net of insurance recoveries	4.4%	0.5%	14.3%
Hurricane insurance recoveries, net of costs	(0.1)%	0.1%	—%
Costs of litigation and investigations	8.8%	2.5%	0.9%
Loss from early extinguishment of debt	—%	0.2%	0.2%
Operating loss	(9.0)%	(0.5)%	(14.3)%

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

Net operating revenues from our other operations were $170 million, $196 million and $231 million for the years ended December 31, 2006, 2005 and 2004, respectively. Equity earnings of unconsolidated affiliates, included in our net operating revenues, were $6 million, $10 million and $14 million for the years ended December 31, 2006, 2005 and 2004, respectively. Since 2004, we have seen a decline in revenues from rehabilitation hospitals and long-term care facilities in certain markets. As we continue to focus on our general hospital operations, the revenue attributable to our other operations may continue to decrease.

The table below shows certain selected historical operating statistics for our continuing general hospitals:

	Years ended December 31,
	2006	2005	Increase (Decrease)		2004
	(Dollars in Millions, Except Per Patient Day, Per Admission and Per Visit Amounts)
Net inpatient revenues(1)	$5,928	$5,808	2.1%		$5,784
Net outpatient revenues(1)	$2,483	$2,494	(0.4)%		$2,639
Number of general hospitals (at end of period)	57	57	—	(2)	57
Licensed beds (at end of period)	14,941	15,121	(1.2)%		15,121
Average licensed beds	15,023	15,128	(0.7)%		15,054
Utilization of licensed beds(3)	52.5%	54.6%	(2.1	)%(2)	55.9%
Patient days	2,881,383	3,017,354	(4.5)%		3,070,315
Equivalent patient days(4)	4,066,907	4,220,075	(3.6)%		4,271,016
Net inpatient revenue per patient day	$2,057	$1,925	6.9%		$1,884
Admissions(5)	578,168	592,698	(2.5)%		599,104
Equivalent admissions(4)	822,062	835,894	(1.7)%		841,045
Net inpatient revenue per admission	$10,253	$9,799	4.6%		$9,654
Average length of stay (days)	5.0	5.1	(0.1	)(2)	5.1
Surgeries	411,164	425,606	(3.4)%		425,807
Net outpatient revenue per visit	$580	$552	5.1%		$539
Outpatient visits	4,280,812	4,517,119	(5.2)%		4,898,871

(1)   Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues at December 31, 2006, 2005 and 2004 included self-pay revenues of $253 million, $297 million and $430 million, respectively. Net outpatient revenues at December 31, 2006, 2005 and 2004 included self-pay revenues of $296 million, $365 million and $463 million, respectively.

(2)   The change is the difference between 2006 and 2005 amounts shown.

(3)   Utilization of licensed beds represents patient days divided by average licensed beds divided by number of days in the period.

(4)   Equivalent admissions/patient days represents actual admissions/patient days adjusted to include outpatient services by multiplying actual admissions/patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the result by gross inpatient revenues.

(5)   Self-pay admissions represented 4.1%, 3.8% and 3.7% of total admissions for the years ended December 31, 2006, 2005 and 2004, respectively. Charity care admissions represented 1.9%, 1.7% and 1.4% of total admissions for the years ended December 31, 2006, 2005 and 2004, respectively.

REVENUES

During the year ended December 31, 2006, net operating revenues from continuing operations increased approximately $87 million or 1.0% compared to the year ended December 31, 2005. Net operating revenues were also impacted by the discounts recorded on self-pay accounts under our Compact. Total Compact discounts, which reduced net operating revenues, for the years ended December 31, 2006 and 2005, were $930 million and $631 million, respectively.

Outpatient visits, patient days and admissions were lower during the year ended December 31, 2006 compared to the year ended December 31, 2005 by 5.2%, 4.5% and 2.5%, respectively. We believe the following factors continue to contribute to the overall decline in our inpatient and outpatient volume levels: (1) loss of patients to competing health care providers; (2) challenges in physician recruitment, retention and attrition; (3) strategic reduction of services related to our Targeted Growth Initiative discussed in “Executive Overview—Significant Challenges—Company-Specific Challenge”

above; and (4) unfavorable publicity about us as a result of legacy lawsuits and government investigations, which has impacted our relationships with physicians and patients.

Our net inpatient revenues for the year ended December 31, 2006 increased 2.1% compared to the prior year. There are various positive and negative factors impacting our net inpatient revenues.

The positive factors are as follows:

•      Improved managed care pricing as a result of contracts renegotiated in 2006 and 2005, partially offset by the reduction in stop-loss payments from $391 million in the prior year to $318 million in the current year. This improved pricing is also partially offset by an overall shift in our managed care patient mix towards plans with lower levels of reimbursement, including: (1) national payers whose contract terms typically generate lower yields; and (2) managed care Medicare and Medicaid insurance plans, which typically generate lower yields than commercial managed care plans. Although we have had more than four consecutive quarters of improved managed care pricing, we expect some moderation in the pricing percentage increases in the near-to-intermediate term; and

•      Medicaid disproportionate share revenue of $161 million in the current year, compared to $112 million in the prior year.

The negative factors are as follows:

•      Lower patient volumes, including Medicare, Medicaid and commercial managed care volumes;

•      Favorable net adjustments for prior-year cost reports and related valuation allowances, primarily related to Medicare and Medicaid, in the current year of $39 million, including a favorable adjustment of $17 million in 2006 as a result of a change in estimate of the valuation allowances necessary for prior-year cost report periods not yet audited and settled by our fiscal intermediary, versus a favorable net adjustment in the prior year of $44 million; and

•      Compact discounts of $471 million in the current year versus $328 million in the prior year, which reduced net inpatient revenue.

Net outpatient revenues during the year ended December 31, 2006 decreased 0.4% compared to last year. Net outpatient revenues were also negatively impacted by the implementation of the Compact. During the year ended December 31, 2006, approximately $459 million in discounts were recorded on outpatient self-pay accounts under the Compact compared to discounts of $303 million during the year ended December 31, 2005. As previously mentioned, outpatient visits also decreased 5.2% for the year ended December 31, 2006 compared to the prior year. The primary reasons for this decrease are lower rehabilitation visits, closures or joint venture arrangements with respect to various outpatient centers, and the increasing competition we are experiencing from physician-owned entities providing outpatient services. The reduction in outpatient ancillary visits, coupled with an increase in emergency room visits and improved managed care pricing, contributed to an overall increase in our net outpatient revenue per visit.

SALARIES, WAGES AND BENEFITS

Salaries, wages and benefits expense as a percentage of net operating revenues decreased for the year ended December 31, 2006 compared to 2005. Salaries, wages and benefits per adjusted patient day increased approximately 2.7% in the year ended December 31, 2006 compared to the prior year. The increase is primarily due to less effective flexing of staff during volume declines, partially offset by lower overall benefit costs due primarily to favorable pension expense adjustments related to a terminated retirement plan of $14 million in 2006 compared to $31 million in 2005.

Approximately 19% of our employees were represented by labor unions as of December 31, 2006. In September 2006, certain employees of our Placentia Linda Hospital voted to reject the Service Employees International Union (“SEIU”) as their collective bargaining representative; in June 2006, certain employees of Doctors Medical Center of Modesto elected the California Nurses Association (“CNA”) as their collective bargaining representative; and in December 2006, certain employees of our USC University Hospital, USC Norris Cancer Center and Community Hospital of Los Gatos elected CNA as their collective bargaining representative. On December 31, 2006, our collective bargaining agreements with SEIU and CNA expired. These agreements relate to multiple facilities in California and two hospitals in Florida. The terms of these expired collective bargaining agreements, which cover approximately 14% of our employees, will remain in place until new agreements are reached. We are currently negotiating with these unions, as well as with the United Nurses Association of California, regarding successor collective bargaining agreements. Although the new agreements are expected to have provisions to increase wages and benefits, the unions have agreed to an arbitration process to resolve any issues not resolved through normal renegotiations. The agreed-to arbitration process provides the greatest assurance that the unions will not engage in strike activity during the negotiation of new agreements and prevents the arbitrator from ordering us to pay market-leading wages for a particular hospital. We do not anticipate the new agreements will have a material adverse effect on our results of operations. As union activity increases at our hospitals, our salaries, wages and benefits expense may increase more rapidly than our net operating revenues.

Included in salaries, wages and benefits expense in the year ended December 31, 2006 is $50 million of stock compensation expense compared to $48 million in the year ended December 31, 2005 and $100 million in the year ended December 31, 2004.  The decrease from 2004 is due to the impact of fully vested restricted stock units and stock option grants that had a higher fair value estimate than recent grants.

SUPPLIES

Supplies expense as a percentage of net operating revenues remained flat for the year ended December 31, 2006 compared to 2005, however, supplies expense per adjusted patient day increased 4.6% from 2005.  The increase in supplies expense was primarily attributable to higher pharmaceutical, orthopedic and implants supply costs. In the case of implants, the higher costs are associated primarily with new products used to provide a higher quality of care to our patients, whereas the higher orthopedic costs primarily reflect inflation of prices. Higher pharmaceutical costs reflect a combination of new products and inflation.

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

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts as a percentage of net operating revenues decreased for the year ended December 31, 2006 compared to 2005, primarily due to the implementation of the Compact, partially offset by higher levels of uninsured patients. Prior to implementation of the discounting provisions under the Compact, the vast majority of these accounts were ultimately recognized to be uncollectible and, as a result, were then recorded in our provision for doubtful accounts. By offering managed care-style discounts, we are charging the uninsured more affordable rates, whereby they may be better able to meet their financial obligations to pay for services we provide them. The discounts recorded as contractual allowances during the year ended December 31, 2006 were approximately $930 million compared to $631 million in the prior year. The increase is substantially due to the phasing-in of the Compact and the fact that Compact discounts were in effect at all 57 of our general hospitals in the year ended 2006, whereas in 2005, our 12 hospitals in Texas implemented the discounting components of the Compact on September 1, 2005 and 15 of our hospitals in California implemented them effective February 1, 2005. However, we do not expect the Compact to have a material effect on the net economic impact of treating self-pay patients.

A significant portion of our provision for doubtful accounts still relates to self-pay patients. Collection of accounts receivable has been a key area of focus, particularly over the past two years, as we have experienced adverse changes in our business mix. Our current estimated collection rate on self-pay accounts is approximately 32%, including collections from point-of-service through collections by our in-house collection agency or external collection vendors. This self-pay collection rate includes payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being classified and assigned to our in-house self-pay collection group. The self-pay collection percentage as of December 31, 2005 was approximately 24%.

We are taking numerous actions in an effort to mitigate the effect on us of the high level of uninsured patients and the related economic impact. These initiatives include conducting detailed reviews of existing intake procedures in our hospitals and creating better intake procedures for assisting patients with financial options. We continue to modify and refine our self-pay collection workflows, enhance our technology to assist our staff, and improve staff training in an effort to increase collections and reduce accounts receivable.

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

We continue to focus on revenue cycle initiatives to improve cash flow. One specific initiative that was started during the quarter ended September 30, 2006 and is expected to be completed in 2007 is the Center for Patient Access Services, which is a centralized dedicated operation that performs financial clearance, including completing insurance eligibility checks, documenting verification of benefits, providing required notifications to managed care payers, obtaining pre-authorizations when necessary and contacting the patient to offer pre-service financial counseling. Although we continue to improve our methodology for evaluating the collectibility of our accounts receivable, we may incur future charges resulting from the above-described trends.

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”) and (4) accounts receivable aging. The following tables present the approximate aging by payer of our continuing operations’ net accounts receivable of $1.343 billion and $1.420 billion, excluding cost report settlements payable and valuation allowances of $43 million and $89 million, at December 31, 2006 and 2005, respectively:

	December 31, 2006
	Medicare	Medicaid	Managed Care	Indemnity, Self Pay and Other	Total
0-60 days	98%	60%	72%	31%	67%
61-120 days	2%	26%	16%	26%	17%
121-180 days	—%	14%	7%	12%	8%
Over 180 days	—%	—%	5%	31%	8%
Total	100%	100%	100%	100%	100%

	December 31, 2005
	Medicare	Medicaid	Managed Care	Indemnity, Self Pay and Other	Total
0-60 days	95%	63%	72%	47%	69%
61-120 days	4%	24%	18%	15%	16%
121-180 days	1%	13%	8%	7%	8%
Over 180 days	—%	—%	2%	31%	7%
Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations decreased to 55 days at December 31, 2006 compared to 58 days at December 31, 2005. AR Days at December 31, 2006 and 2005 are within our target of below 60 days. This amount is calculated as our accounts receivable from continuing operations on that date divided by our revenue from continuing operations for the quarter ended on that date divided by the number of days in the quarter. The decrease in AR Days reflects improved collections, particularly in our Texas and Central-Northeast regions.

As of December 31, 2006, we had a cumulative total of patient account assignments dating back at least three years or older of approximately $4.6 billion related to our continuing operations being pursued by our in-house and outside collection agencies or vendors. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts in collection is determined based on our historical experience and recorded in accounts receivable.

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

The following table shows the approximate amount of net accounts receivable in our MEP, still awaiting determination of eligibility under a government program at December 31, 2006 and 2005, by aging category:

	December 31,
	2006	2005
0-60 days	$55	$60
61-120 days	19	18
121-180 days	9	7
Over 180 days(1)	—	—
Total	$83	$85

(1)   Includes accounts receivable of $12 million at December 31, 2006 and $9 million at December 31, 2005 that are fully reserved.

OTHER OPERATING EXPENSES

Other operating expenses for the years ended December 31, 2006, 2005 and 2004 were 23.1%, 22.3% and 22.0% of net operating revenue, respectively.  The increases are due primarily to increases in fixed costs that do not fluctuate with changes in our patient volumes, such as utilities, property taxes, information technology costs and other contracted services, including physicians’ fees, that continued to result in a higher operating expense percentage even though revenues increased from the prior year.

Other operating expenses include malpractice expense of $192 million, $200 million and $215 million for the years ended December 31, 2006, 2005 and 2004, respectively. The decreases in 2006 and 2005 are due to lower volumes and improved loss development coupled with higher 2004 costs reflecting adverse loss development and a change in the maturity composite rate used to discount our malpractice liabilities from the Federal Reserve ten-year composite rate to the Federal Reserve seven-year composite rate, which resulted from a change in our claims payment patterns.

Also included in other operating expenses in the year ended December 31, 2006 is $3 million in net losses compared to $4 million and $20 million of net gains in the years ended December 31, 2005 and 2004, respectively, on sales of equipment and other assets, including a net gain of approximately $14 million in 2004 from the sale of certain home health agencies and hospices.

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL AND RESTRUCTURING CHARGES

During the year ended December 31, 2006, we recorded impairment and restructuring charges of $380 million, net of insurance recoveries of $3 million. This compares to impairment and restructuring charges of $46 million and $1.255 billion for the years ended December 31, 2005 and 2004. See Note 5 to the Consolidated Financial Statements for additional detail of these charges, reversal of reserves and related liabilities.

In the second quarter of 2006, we announced several changes to our operating structure. Because of the restructuring of our regions as described in Note 1 to the Consolidated Financial Statements, our goodwill reporting units (as defined in Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”) changed in the second quarter of 2006, requiring us to perform a goodwill impairment evaluation. Based on this evaluation, we recorded a goodwill impairment charge of approximately $35 million during the quarter ended June 30, 2006 based on the estimated fair value of goodwill associated with the reconfigured reporting units. In addition, as part of our annual impairment test, we recorded a goodwill impairment charge of $152 million for our Central-Northeast region due to a lower estimated fair value as a result of adverse industry and company-specific challenges that continue to affect our operating results and our anticipated future financial trends, including reduced patient volumes, high levels of bad debt expense related to uninsured and underinsured patients, and continued pressure on labor and supply costs. We estimated the fair value of the goodwill based on independent appraisals, established market values of comparable assets, or internal estimates of future net cash flows.

Our impairment tests presume stable or, in some cases, improving results in our hospitals.  If these expectations are not met, or if we expect negative trends to impact our future outlook, further impairments of long-lived assets and goodwill may occur, and we will incur additional restructuring charges. Future restructuring of our regions that changes our goodwill reporting units could also result in further impairments of our goodwill.

COSTS OF LITIGATION AND INVESTIGATIONS

Costs of litigation and investigations in continuing operations for the year ended December 31, 2006 were $766 million compared to $212 million and $74 million for the years ended December 31, 2005 and 2004, respectively.

The 2006 expenses were comprised primarily of the June 2006 global civil settlement with the federal government ($711 million), accruals of minimum liabilities on several other cases, and legal and other costs. See Note 13 to the Consolidated Financial Statements for further discussion.

The 2005 expenses consisted primarily of $140 million for the net settlement of a securities lawsuit, $7 million in final settlement of matters related to Redding Medical Center, $7 million to settle several issues with the Florida Attorney General, and legal and other costs to defend ourselves in other matters, in particular the various federal government investigations.

Costs of litigation and investigations in continuing operations for the year ended December 31, 2004 consisted primarily of a $30 million accrual for an estimated liability to address the potential resolution of a number of the civil lawsuits arising out of pricing strategies at facilities owned or formerly owned by our subsidiaries, and costs to defend ourselves in various matters.

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

NET GAINS ON SALES OF FACILITIES AND LONG-TERM INVESTMENTS

The $5 million of net gains in the year ended December 31, 2006 related to the sale of an investment and the reduction of reserves associated with hospitals sold in prior years.

The $4 million of net gains in the year ended December 31, 2005 related primarily to the reduction of reserve estimates associated with hospitals sold in prior years.

The $7 million of net gains in the year ended December 31, 2004 related primarily to our sale of investments in various health care ventures and reduction of reserves associated with hospitals sold in prior years.

INCOME TAX (EXPENSE) BENEFIT

Income taxes in the year ended December 31, 2006 included:

(1)         a $247 million income tax benefit ($171 million recorded as a current income tax receivable and $76 million as a non-current deferred tax asset) to record the tax effects of our global civil settlement with the federal government;

(2)         the impact of the non-deductibility of goodwill impairment charges ($52 million unfavorable tax impact on the effective tax rate reconciliation as a result of this permanent difference);

(3)         income tax expense of $140 million to increase the valuation allowance for our deferred tax assets, excluding the impact of the RAR discussed below and other tax adjustments; and

(4)         an income tax benefit of $42 million to reflect changes in our tax contingency reserves as a result of the RAR and settlement discussed below and other tax adjustments, net of related valuation allowance.

In September 2006, the IRS completed its examination of our federal tax returns for fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002. In October 2006, the IRS issued a Revenue Agent’s Report (“RAR”) in which it proposed to assess an aggregate tax deficiency of $207 million plus interest.  The RAR addresses several disputed issues, including the computation of depreciation expense on certain capital expenditures, the deductibility of a portion of certain civil settlements we paid to the federal government and the deductibility of a loss incurred on the disposition of a business.  In the aggregate, the disputed issues comprise approximately $82 million, plus interest thereon of $28 million as of December 31, 2006.  We believe our original deductions were appropriate, and we have appealed each of these disputed issues by filing a protest with the appeals division of the IRS. We believe we have adequately reserved for all probable tax matters presented in the RAR, including interest. We presently cannot determine the ultimate resolution of the disputed issues.

Of the aggregate proposed tax deficiency of $207 million, approximately $125 million is attributable to issues that are not in dispute.  After taking into account net operating losses from 2004, which offset a portion of the undisputed tax deficiency, the remaining undisputed amount is reduced to approximately $85 million.  We paid this undisputed tax deficiency of $85 million, plus interest thereon of $25 million, in December 2006.

Income taxes in the year ended December 31, 2005 included:

(1)         income tax expense of $101 million to increase the valuation allowance for our deferred tax assets; and

(2)         an income tax benefit of $24 million to reflect changes in our tax contingency reserves.

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

Income tax expense of $295 million, on a pretax loss of $1.559 billion, in the year ended December 31, 2004 included a portion of the impact of establishing the $789 million valuation allowance for our deferred tax assets during the fourth quarter of 2004. Approximately $569 million of the valuation allowance was recorded as income tax expense in continuing operations and $220 million was recorded as income tax expense in discontinued operations. Also impacting income tax expense was the $268 million unfavorable tax effect of the non-deductibility of goodwill impairment charges.

PRO FORMA INFORMATION

In light of the additional charges to provision for doubtful accounts recorded in the quarter ended June 30, 2004 related to the change in how we estimated the net realizable value of self-pay accounts and the discounts for uninsured patients phased-in under the Compact, beginning in the second quarter of 2004, we are supplementing certain historical information with information presented on a pro forma basis as if we had recorded no additional provision for doubtful accounts and had not implemented the discounts under the Compact during the periods indicated. This information includes numerical measures of our historical performance that have the effect of depicting such measures of financial performance differently from that presented in our Consolidated Financial Statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and that are defined under SEC rules as “non-GAAP financial measures.” We believe that the information presented on this pro forma basis is important to our shareholders in order to show the effect that these items had on elements of our historical results of operations and provide important insight into our operations in terms of other underlying business trends, without necessarily estimating or suggesting their effect on our future results of operations. This supplemental information has inherent limitations because the additional provision for doubtful accounts recorded during the quarter ended June 30, 2004 and discounts under the Compact during the periods presented are not indicative of future periods. We compensate for these inherent limitations by also utilizing comparable GAAP measures. In spite of the limitations, we find the supplemental information useful to the extent it better enables us and our investors to evaluate bad debt trends and other expenses, and we believe the consistent use of this supplemental information provides us and our investors with reliable period-to-period comparisons. Costs in our business are largely influenced by volumes and, thus, are generally analyzed as a percent of net operating revenues. Accordingly, we provide this additional analytical information to better enable investors to measure expense categories between periods. Based on requests by shareholders and analysts, we believe that these non-GAAP measures are useful as well.

The tables that follow illustrate certain actual operating expenses as a percent of net operating revenues, net inpatient revenue per admission and net outpatient revenue per visit for the years ended December 31, 2006, 2005 and 2004 as if we had recorded no additional provision for doubtful accounts in the second quarter of 2004 and had not implemented the discounts under the Compact during the periods indicated. The tables include reconciliations of GAAP measures to non-GAAP measures. Investors are encouraged, however, to use GAAP measures when evaluating our financial performance.

	Year ended December 31, 2006
	GAAP Amounts	Compact Adjustment	Non-GAAP Amounts
	(Dollars in Millions, Except Per Admission and Per Visit Amounts)
Net operating revenues	$8,701	$930	$9,631
Operating expenses:
Salaries, wages and benefits	3,883	—	3,883
Supplies	1,587	—	1,587
Provision for doubtful accounts	530	852	1,382
Other operating expenses	2,014	—	2,014

As a percent of net operating revenues
Net operating revenues	100.0%		100.0%
Operating expenses:
Salaries, wages and benefits	44.6%		40.3%
Supplies	18.2%		16.5%
Provision for doubtful accounts	6.1%		14.3%
Other operating expenses	23.1%		20.9%

Continuing general hospitals
Net inpatient revenue	$5,928	$471	$6,399
Net outpatient revenue	$2,483	$459	$2,942
Admissions	578,168		578,168
Outpatient visits	4,280,812		4,280,812
Net inpatient revenue per admission	$10,253	$815	$11,068
Net outpatient revenue per visit	$580	$107	$687

	Year ended December 31, 2005
	GAAP Amounts	Compact Adjustment	Non-GAAP Amounts
	(Dollars in Millions, Except Per Admission and Per Visit Amounts)
Net operating revenues	$8,614	$631	$9,245
Operating expenses:
Salaries, wages and benefits	3,922	—	3,922
Supplies	1,574	—	1,574
Provision for doubtful accounts	625	580	1,205
Other operating expenses	1,921	—	1,921

As a percent of net operating revenues
Net operating revenues	100.0%		100.0%
Operating expenses:
Salaries, wages and benefits	45.5%		42.4%
Supplies	18.3%		17.0%
Provision for doubtful accounts	7.3%		13.0%
Other operating expenses	22.3%		20.8%

Continuing general hospitals
Net inpatient revenue	$5,808	$328	$6,136
Net outpatient revenue	$2,494	$303	$2,797
Admissions	592,698		592,698
Outpatient visits	4,517,119		4,517,119
Net inpatient revenue per admission	$9,799	$554	$10,353
Net outpatient revenue per visit	$552	$67	$619

	Year ended December 31, 2004
	GAAP Amounts	Compact and Bad Debt Adjustments		Non-GAAP Amounts
	(Dollars in Millions, Except Per Admission and Per Visit Amounts)
Net operating revenues	$8,768	$235		$9,003
Operating expenses:
Salaries, wages and benefits	3,843	—		3,843
Supplies	1,502	—		1,502
Provision for doubtful accounts	1,073	46	(1)	1,119
Other operating expenses	1,924	—		1,924

As a percent of net operating revenues
Net operating revenues	100.0%			100.0%
Operating expenses:
Salaries, wages and benefits	43.8%			42.7%
Supplies	17.1%			16.7%
Provision for doubtful accounts	12.2%			12.4%
Other operating expenses	22.0%			21.4%

Continuing general hospitals
Net inpatient revenue	$5,784	$126		$5,910
Net outpatient revenue	$2,639	$109		$2,748
Admissions	599,104			599,104
Outpatient visits	4,898,871			4,898,871
Net inpatient revenue per admission	$9,654	$210		$9,864
Net outpatient revenue per visit	$539	$22		$561

(1)   Represents a $216 million impact due to the Compact, offset by $170 million of additional provisions for doubtful accounts.

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

Our obligations to make future cash payments under contracts, such as debt and lease agreements, and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, are summarized in the table below, all as of December 31, 2006:

		Years Ending December 31,					Later
	Total	2007	2008	2009	2010	2011	Years
	(In Millions)
Long-term debt(1)	$8,440	$381	$381	$381	$381	$1,381	$5,535
Global civil settlement payable(1)	306	39	97	97	73	—	—
Capital lease obligations(1)	23	21	—	—	—	—	2
Long-term non-cancelable operating leases	481	149	126	73	42	28	63
Standby letters of credit	190	188	2	—	—	—	—
Guarantees(2)	78	52	14	5	3	1	3
Asset retirement obligations	173	6	—	—	—	—	167
Tax liabilities	195	23	140	—	—	—	32
Supplemental executive retirement plan obligations	541	17	18	18	18	18	452
Information technology contract services	1,173	106	109	112	115	118	613
Purchase orders	421	421	—	—	—	—	—
Total	$12,021	$1,403	$887	$686	$632	$1,546	$6,867

(1)   Includes interest through maturity date/lease termination.

(2)   Includes minimum revenue guarantees, primarily related to physicians under relocation agreements and physician groups that provide services at our hospitals, and operating lease guarantees.

The standby letters of credit are required principally by our insurers and various states to collateralize our workers’ compensation programs pursuant to statutory requirements and as security to collateralize the deductible and self-insured retentions under some of our professional and general liability insurance programs. The amount of collateral required is principally dependent upon the level of claims activity and our creditworthiness. The insurers require the collateral in case we are unable to meet our obligations to claimants within the deductible or self-insured retention layers. The standby letters of credit are issued under our revolving credit facility.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities, including amounts to comply with applicable laws and regulations, equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new buildings and various other capital improvements.

Capital expenditures were $693 million, $578 million and $558 million in the years ended December 31, 2006, 2005 and 2004, respectively. We anticipate that our capital expenditures for the year ending December 31, 2007 will total approximately $800 million.  This amount includes expenditures for certain equipment identified in connection with our 2006 assessment of physician and hospital needs that were not purchased in 2006. The anticipated capital expenditures also include approximately $14 million in 2007 to meet California seismic requirements for our remaining California facilities after all planned divestitures. The total estimated future value of capital expenditures necessary to meet the seismic requirements through 2013 is approximately $516 million, which was estimated using an inflation rate of approximately 12%. Our budgeted capital expenditures for the year ended December 31, 2007 also include approximately $24 million to improve disability access at certain of our facilities, as a result of a consent decree in a class action lawsuit. We expect to spend a total of approximately $158 million on such improvements over the next five years.

Interest payments, net of capitalized interest, were $376 million, $357 million and $260 million in the years ended December 31, 2006, 2005 and 2004, respectively. We anticipate that our gross interest payments, including capitalized interest, for the year ending December 31, 2007 will be approximately $380 million.

Income tax payments, net of refunds received, were approximately $215 million in the year ended December 31, 2006 compared to a net income tax refund of $530 million in the year ended December 31, 2005. At December 31, 2006, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss carryforwards of approximately $1.75 billion expiring in 2024 to 2026, (2) approximately $6 million in alternative minimum tax credits with no expiration, and (3) general business credit carryforwards of approximately $10 million expiring in 2023 to 2026.

SOURCES AND USES OF CASH

Our liquidity for the year ended December 31, 2006 was derived primarily from sales of facilities, cash on hand, the release of $263 million of restricted cash in connection with our prior letter of credit agreement and insurance recoveries.  During 2005, our liquidity was derived primarily from proceeds from the sale of new senior notes, cash flows from operating activities, including a $537 million income tax refund, sales of facilities and unrestricted cash on hand. For the year ended December 31, 2004, our liquidity was derived primarily from sales of facilities and unrestricted cash on hand.

Our primary source of operating cash is the collection of accounts receivable. As we experience changes in our business mix and as admissions of uninsured patients grow, our operating cash flow is negatively impacted due to lower levels of cash collections and higher levels of bad debt.

During the year ended December 31, 2006, cash used in operating activities was $462 million. The decrease from the prior year in cash generated by operations, after considering the income tax refund in 2005, is due primarily to higher payments for litigation settlements and taxes, partially offset by insurance recoveries.

During the year ended December 31, 2005, we had cash provided by operating activities of $763 million.  The primary contributor was the income tax refund of $537 million.  In addition, lower payments for restructuring and litigation settlements and reduced operating cash requirements related to discontinued operations contributed to the increase from the prior year.

During the year ended December 31, 2004, we had cash used by our operating activities of $82 million. The primary contributors were payments made for unfavorable litigation settlements and payments made against reserves for restructuring charges, which approximated $280 million in total, and higher operating cash requirements related to discontinued operations, including a $395 million payment to settle patient litigation related to alleged medically unnecessary coronary procedures performed at our former Redding Medical Center.

Net cash proceeds from the sale of new senior notes were $773 million and $954 million in the years ended December 31, 2005 and 2004, respectively. We used the proceeds to redeem other long-term debt, to retire existing bank loans under our credit agreements at the time and for general corporate purposes.

Proceeds from the sales of facilities, long-term investments and other assets during 2006, 2005 and 2004 aggregated $244 million, $173 million and $502 million, respectively. During 2004, $88 million was released from an escrow account to fund construction costs. As of December 31, 2004, there was no balance remaining in the escrow account.

We have not made any repurchases of our common stock since June 30, 2003 and do not intend to repurchase any shares in 2007. We have issued shares to be held by our benefit plan administrator that are reported as treasury shares until released to our employees as a result of restricted stock unit grants, which entitle employees to receive shares of our common stock in the future.

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

In November 2006, we entered into a five-year, $800 million senior secured revolving credit facility that replaced our $250 million letter of credit facility. The revolving credit facility is collateralized by patient accounts receivable at our acute care and specialty hospitals, and bears interest at our option based on the London Interbank Offered Rate plus 175 basis points or Citigroup’s base rate, as defined in the credit agreement, plus 75 basis points. After six months from the start of the credit agreement, the interest spread over the London Interbank Offered Rate and Citigroup’s base rate may be reduced by 25 basis points if our leverage ratio, as defined in the credit agreement, is below the defined threshold. The revolving credit agreement includes a provision, which we believe is customary in receivables-backed credit facilities, that gives our banks the right to require that proceeds of collections of substantially all of our consolidated accounts receivable be applied directly to repay outstanding loans and other amounts that are due and payable under the revolving credit facility at any time that unused borrowing availability under the revolving credit facility is less than $100 million or if an event of default has occurred and is continuing thereunder. In that event, we would seek to re-borrow under the revolving credit facility to satisfy our operating cash requirements. Our ability to borrow under the revolving credit facility is subject to conditions precedent that are customary in such facilities, including that no default then exists. The letters of credit outstanding under our previous letter of credit facility were transferred into the revolving credit facility, which reduced the amount available for cash borrowings, but eliminated the restriction on $263 million of cash pledged under the letter of credit facility. At December 31, 2006, there were no borrowings under the revolving credit facility.

In January 2005, we sold $800 million of 9¼% senior notes due in 2005. In February 2005, with a portion of the net proceeds from that sale, we redeemed the remaining $400 million aggregate principal amount outstanding on our senior notes due in 2006 and 2007. As a result, we have no significant long-term debt due until

December 2011. The maturities of over 90% of our long-term debt now fall between December 2011 and January 2015. An additional $450 million of long-term debt is not due until 2031.

In June 2004, we sold $1 billion of 9 7/8% senior notes due in 2014. A portion of the proceeds was used to repurchase $552 million of senior notes due in 2006, 2007 and 2008.

On December 31, 2004, we terminated our previous five-year revolving credit agreement and replaced it with a one-year letter of credit facility. The letter of credit facility provided for the issuance of up to $250 million in letters of credit and did not provide for any cash borrowings. The principal purpose of the letter of credit facility was to provide for the continuance of $216 million in letters of credit outstanding under the terminated revolving credit agreement at that time.

From time to time, we expect to engage in various capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. (See Note 6 to the Consolidated Financial Statements.)

We are currently in compliance with all covenants and conditions in our revolving credit agreement and the indentures governing our senior notes.

At December 31, 2006, we had approximately $190 million of letters of credit outstanding under the revolving credit facility. We had approximately $784 million of cash and cash equivalents on hand and borrowing capacity of $596 million under our revolving credit facility at December 31, 2006 to fund our operations and capital expenditures.

LIQUIDITY

We believe that existing cash and cash equivalents on hand, availability under our revolving credit facility, future cash provided by operating activities, collection of income taxes receivable and sales proceeds from our hospitals held for sale should be adequate to meet our current cash needs. It should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt and other presently known operating needs. Long-term liquidity for debt service will be dependent on improved cash provided by operating activities and, given favorable market conditions, future borrowings or refinancings. However, our cash needs could be materially affected by the deterioration in our results of operations, as well as the various uncertainties discussed in this and other sections, which could require us to pursue any number of financing options, including, but not limited to, additional borrowings, debt refinancings, asset sales or other financing alternatives. The level, if any, of these financing sources cannot be assured.

We are aggressively identifying and implementing further actions to reduce costs and enhance our operating performance, including cash flow. Among the areas being addressed are volume growth, managed care payer contracting, procurement efficiencies, cost standardization, bad debt expense reduction initiatives, underperforming hospitals and certain hospital and overhead costs not related to patient care. Although these initiatives may result in improved performance, that performance may remain somewhat below our hospital management peers because of geographic and other differences in hospital portfolios.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance-sheet arrangements that may have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $268 million of standby letters of credit and guarantees as of December 31, 2006 (shown in the cash requirements table above).

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 18 of our Consolidated Financial Statements included in this report for a discussion of recently issued accounting standards.

CRITICAL ACCOUNTING ESTIMATES

In preparing our Consolidated Financial Statements in conformity with GAAP, we must use estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base the estimates on historical experience and on assumptions that we believe to be reasonable, given the particular circumstances in which we operate. Actual results may vary from those estimates.

We consider our critical accounting estimates to be those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine, and (3) may produce materially different outcomes under different conditions or when using different assumptions. Our critical accounting estimates cover the following areas:

•                   Recognition of net operating revenues, including contractual allowances

•                   Provisions for doubtful accounts

•                   Accruals for general and professional liability risks

•                   Accruals for supplemental executive retirement plans

•                   Accruals for litigation losses

•                   Impairment of long-lived assets and goodwill

•                   Asset retirement obligations

•                   Accounting for income taxes

•                   Accounting for stock-based compensation

REVENUE RECOGNITION

We recognize net operating revenues in the period in which services are performed. Net operating revenues consist primarily of net patient service revenues that are recorded based on established billing rates (i.e., gross charges), less estimated discounts for contractual and other allowances, principally for patients covered by Medicare, Medicaid and managed care and other health plans and uninsured patients under the Compact.

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost-based revenues, which were more prevalent in earlier periods, and certain other payments, such as disproportionate share, GME, IME and bad debt expense, which are based on our hospitals’ cost reports, are estimated using historical trends and current factors. Cost report settlements under these programs are subject to audit by Medicare and Medicaid auditors and administrative and judicial review, and it can take several years until final settlement of such matters are determined and completely resolved. Because the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by us could change by material amounts.

In the fourth quarter of 2003, we completed the implementation of a new system and estimation process for recording Medicare net patient revenue and estimated cost report settlements. This resulted in recording accruals to more closely reflect the expected final settlements on our cost reports. For filed cost reports, we record the accrual based on those cost reports and subsequent activity, and record a valuation allowance against those cost reports based on historical settlement trends. The accrual for periods for which a cost report is yet to be filed is recorded based on estimates of what we expect to report on the filed cost reports, and a corresponding valuation allowance is recorded as previously described. Cost reports must be filed generally within five months after the end of the annual cost report reporting period. After the cost report is filed, the accrual and corresponding valuation allowance may need to be adjusted.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we attempt to estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. These estimates are continuously reviewed for accuracy by taking into consideration known contract terms as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursements for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of individual patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

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

PROVISIONS FOR DOUBTFUL ACCOUNTS

Although outcomes vary, our policy is to attempt to collect amounts due from patients, including co-payments and deductibles due from patients with insurance, at the time of service while complying with all federal and state laws and regulations, including, but not limited to, the Emergency Medical Treatment and Active Labor Act (“EMTALA”). Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay. Therefore, services, including the legally required medical screening examination and stabilization of the patient, are performed prior to the verification of the patient’s insurance, if any. In non-emergency circumstances or for elective procedures and services, it is our policy to verify insurance prior to a patient being treated.

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

Our practice is to reduce the net carrying value of self-pay accounts receivable, including accounts related to the co-payments and deductibles due from patients with insurance, to their estimated net realizable value at the time of billing. Generally, uncollected balances are assigned to our in-house collection agency between 120 to 180 days, once patient responsibility has been identified. When accounts are assigned for collections by the hospital, the accounts are completely written off the hospital’s books through the provision for doubtful accounts, and an estimated future recovery amount is calculated and recorded as a receivable on the hospital’s books at the same time. The estimated future recovery amount is adjusted based on the aging of the accounts and changes to actual recovery rates.  The estimated future recovery amount for self-pay accounts is gradually written down whereby it is fully reserved if the amount is not paid within two years after the account is assigned to our in-house collection agency.

Managed care accounts are collected through our hospital-based business offices or regional business offices, whereby the account balances remain in the hospital’s patient accounting system and on the hospital’s books, and are adjusted based on an analysis of the net realizable value as they age.  Managed care accounts collected through our hospital-based business offices or regional business offices are gradually written down whereby they are fully reserved if the accounts are not paid within one year.

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

ACCRUALS FOR GENERAL AND PROFESSIONAL LIABILITY RISKS

We accrue for estimated professional and general liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. We maintain reserves, which are based on actuarial estimates by an independent third party, for the portion of our professional liability risks, including incurred but not reported claims, to the extent we do not have insurance coverage. Our estimated liability is based on a number of factors, including the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not reported claims based on historical experience, the timing of historical payments and risk-free discount rates used to determine the present value of future cash flows.

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

ACCRUALS FOR SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

Our supplemental executive retirement plan benefit obligations are calculated using actuarial concepts, within the framework of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans.” That statement requires the recognition of the funded status of the plan (projected benefit obligation net of the fair value of plan assets) as an asset or liability on the balance sheet with changes in the funded status recognized as an increase or decrease in accumulated other comprehensive income.

The discount rate is a critical assumption in determining the elements of expense and liability measurement. We evaluate this critical assumption annually. Other assumptions include employee demographic factors, such as retirement patterns, mortality, turnover and rate of compensation increase.

The discount rate enables us to state expected future cash payments for these benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality, long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. We increased our discount rate to 5.75% in 2006 from 5.50% in 2005 to reflect market interest rate conditions at our December 31, 2006 measurement date. The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available. A one percentage point decrease in the assumed discount rate would increase total net periodic pension expense for fiscal 2007 by $1.0 million and would increase the projected benefit obligation at December 31, 2006 by $27.7 million. A one percentage point increase in the assumed discount rate would increase total net periodic pension expense and decrease the projected benefit obligation at December 31, 2006 by $0.3 million and $23.2 million, respectively.

ACCRUALS FOR LITIGATION LOSSES

We record reserves for litigation losses in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”). Under SFAS 5, a loss contingency is recorded if a loss is probable and reasonably estimable.  We record probable loss contingencies based on the best estimate of the loss. If a range of loss can be reasonably estimated, but no single amount within the range appears to be a better estimate than any other amount within the range, the minimum amount in the range is accrued. These estimates are often initially developed earlier than when the ultimate loss is known, and the estimates are adjusted if additional information becomes known.

IMPAIRMENT OF LONG-LIVED ASSETS

We evaluate our long-lived assets for possible impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future undiscounted cash flows. We calculate the amount of an impairment, if the carrying value of the long-lived assets exceeds the fair value of the assets. The fair value of the assets is estimated based on independent appraisals, established market values of comparable assets or internal estimates of future net cash flows expected to result from the use and ultimate disposition of the asset. The estimates of these future cash flows are based on assumptions and projections we believe to be reasonable and supportable. They require our subjective judgments and take into account assumptions about revenue and expense growth rates. These assumptions may vary by type of facility and presume stable or improving results at our hospitals, depending on their circumstances. If the presumed level of performance does not occur as expected, impairment may result.

We report long-lived assets to be disposed of at the lower of their carrying amounts or fair values less costs to sell. In such circumstances, our estimates of fair value are based on independent appraisals, established market prices for comparable assets or internal estimates of future net cash flows.

These fair value estimates can change by material amounts in subsequent periods.  Many factors and assumptions can impact the estimates, including the future financial results of our hospitals, how the hospitals are operated in the future, changes in health care industry trends and regulations, and the nature of the ultimate disposition of the assets.  In certain cases, these fair value estimates assume the highest and best use of the assets in the future to a market place participant is other than as a hospital.

In these cases, the estimates are based on the fair value of the real property and equipment if utilized other than as a hospital. The impairment recognized does not include the costs of closing the hospital or other future operating costs, which could be substantial.  Accordingly, the ultimate net cash realized from the hospital, should we choose to sell it, could be significantly less than its impaired value.

IMPAIRMENT OF GOODWILL

Goodwill represents the excess of costs over the fair value of assets of businesses acquired. Goodwill and other intangible assets acquired in purchase business combinations and determined to have indefinite useful lives are not amortized, but instead are subject to impairment tests performed at least annually. For goodwill, we perform the test at the reporting unit level, as defined by appropriate accounting standards, when events occur that require an evaluation to be performed or at least annually. If we determine the carrying value of goodwill is impaired, or if the carrying value of a business that is to be sold or otherwise disposed of exceeds its fair value, then we reduce the carrying value, including any allocated goodwill, to fair value. Estimates of fair value are based on independent appraisals, established market prices for comparative assets or internal estimates of future net cash flows and presume stable or improving results at our hospitals, depending on their circumstances.  If the presumed level of performance does not occur as expected, impairment may result.

ASSET RETIREMENT OBLIGATIONS

We recognize the fair value of a liability for legal obligations associated with asset retirements in the period in which it is incurred, in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) and Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” if a reasonable estimate of the fair value of the obligation can be made. When the liability is initially recorded, we capitalize the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost associated with the retirement obligation is depreciated over the useful life of the related asset. Upon settlement of the obligation, any difference between the cost to settle the asset retirement obligation and the liability recorded is recognized as a gain or loss in the Consolidated Statement of Operations.

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

•                  Asbestos presence—The estimated amount of asbestos in our facilities was determined by our construction staff and, in certain cases, external environmental specialist site visits based on their knowledge of the architectural state of the facility, the age of the facility and whether any renovation had recently occurred. Due to facilities changing ownership several times and our experience during renovations of inconsistent use of building materials, it cannot be known with certainty the exact amount of asbestos present or the exact location of all asbestos that may need to be remediated.

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

Using these estimates and assumptions, the cumulative effect of the change in accounting principle, fixed asset cost, accumulated depreciation and the asset retirement obligation were calculated for each of our facilities that have known asset retirement obligations. Subsequent changes to these assumptions will affect future depreciation and accretion expense.

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

While we believe we have provided adequately for our income tax receivables or liabilities in our Consolidated Financial Statements, adverse determinations by taxing authorities or changes in tax laws and regulations could have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

ACCOUNTING FOR STOCK-BASED COMPENSATION

Effective January 1, 2006, we account for the cost of stock-based compensation using the fair-value method required by SFAS  No. 123(R), “Share-Based Payments” (“SFAS 123(R)”), under which the cost of stock option grants and other incentive awards to employees, directors, advisors and consultants generally is measured by the fair value of the awards on their grant date and is recognized over the vesting periods of the awards, whether or not the awards had any intrinsic value during the period. Prior to the adoption of SFAS 123(R), we accounted for the cost of stock-based compensation using the fair-value method recommended by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Under SFAS 123(R), we estimate the fair value of stock option grants as of the date of each grant, using a binomial lattice model.  The key assumptions of the binomial lattice model include:

•                                        Expected volatility

•                                        Expected dividend yields

•                                        Expected life

•                                        Expected forfeiture rate

•                                        Risk-free interest rate range

•                                        Early exercise threshold

•                                        Early exercise rate

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

Under SFAS 123, we estimated the fair value of stock option grants as of the date of each grant, using a Black-Scholes option-pricing model. This model incorporates our reasoned assumptions regarding (1) the expected volatility of our common stock price, (2) estimated risk-free interest rates, and (3) the expected dividend yield, if any, all over the expected lives of the respective options. We do not adjust the model for non-transferability, risk of forfeiture or the vesting restrictions of the option—all of which would reduce the option value if factored into our calculations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain of our market-sensitive financial instruments as of December 31, 2006. The fair values were determined based on quoted market prices for the same or similar instruments. At December 31, 2006, we had no borrowings subject to or with variable interest rates.

	Maturity Date, Year Ending December 31,
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed-rate long-term debt	$22	$1	$1	$1	$1,001	$3,853	$4,879	$4,594
Average interest rates	9.3%	9.3%	9.3%	9.3%	6.7%	8.5%	8.2%

We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.

At December 31, 2006, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio. At December 31, 2006, we had accumulated unrealized losses of approximately $1 million related to our captive insurance companies’ investment portfolios.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To Our Shareholders:

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Management assessed the effectiveness of Tenet’s internal control over financial reporting as of December 31, 2006. This assessment was performed under the supervision of and with the participation of management, including the chief executive officer and chief financial officer.

In making this assessment, management used criteria based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment using the COSO framework, management concluded that Tenet’s internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of Tenet’s internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein. KPMG LLP has also audited Tenet’s Consolidated Financial Statements as of and for the year ended December 31, 2006, whose audit report on such Consolidated Financial Statements is also included herein.

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

Trevor Fetter	Biggs C. Porter
President and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Tenet Healthcare Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Tenet Healthcare Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Tenet Healthcare Corporation is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Tenet Healthcare Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Tenet Healthcare Corporation maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Tenet Healthcare Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tenet Healthcare Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas

February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Tenet Healthcare Corporation:

We have audited the accompanying consolidated balance sheets of Tenet Healthcare Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule included in Part IV of the Company’s Annual Report on Form 10-K. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tenet Healthcare Corporation and its subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 2 to the consolidated financial statements, effective December 31, 2005, the Company changed its method of accounting for asset retirement obligations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tenet Healthcare Corporation’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Dallas, Texas

February 26, 2007

CONSOLIDATED BALANCE SHEETS

Dollars in Millions

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$784	$1,373
Receivable for insurance recoveries	—	75
Investments in marketable debt securities	39	5
Accounts receivable, less allowance for doubtful accounts ($498 at December 31, 2006 and $594 at December 31, 2005)	1,413	1,525
Inventories of supplies, at cost	184	190
Income tax receivable	171	—
Deferred income taxes	69	107
Assets held for sale	119	11
Other current assets	246	222
Total current assets	3,025	3,508
Restricted cash	—	263
Investments and other assets	383	380
Property and equipment, at cost, less accumulated depreciation and amortization ($2,548 at December 31, 2006 and $2,582 at December 31, 2005)	4,299	4,620
Goodwill	601	800
Other intangible assets, at cost, less accumulated amortization ($149 at December 31, 2006 and $134 at December 31, 2005)	231	241
Total assets	$8,539	$9,812

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$22	$19
Accounts payable	775	857
Accrued compensation and benefits	390	441
Professional and general liability reserves	145	145
Accrued interest payable	130	124
Accrued legal settlement costs	71	313
Other current liabilities	392	393
Total current liabilities	1,925	2,292
Long-term debt, net of current portion	4,760	4,784
Professional and general liability reserves	586	594
Accrued legal settlement costs	251	—
Other long-term liabilities and minority interests	646	909
Deferred income taxes	107	212
Total liabilities	8,275	8,791
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 527,384,164 shares issued at December 31, 2006 and 525,373,176 shares issued at December 31, 2005	26	26
Additional paid-in capital	4,372	4,320
Accumulated other comprehensive loss	(45)	(39)
Accumulated deficit	(2,610)	(1,807)
Less common stock in treasury, at cost, 55,798,815 shares at December 31, 2006 and 55,663,588 shares at December 31, 2005	(1,479)	(1,479)
Total shareholders’ equity	264	1,021
Total liabilities and shareholders’ equity	$8,539	$9,812

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions,
Except Per-Share Amounts

	Years ended December 31,
	2006	2005	2004

Net operating revenues	$8,701	$8,614	$8,768
Operating expenses:
Salaries, wages and benefits	3,883	3,922	3,843
Supplies	1,587	1,574	1,502
Provision for doubtful accounts	530	625	1,073
Other operating expenses	2,014	1,921	1,924
Depreciation	313	306	317
Amortization	29	26	17
Impairment of long-lived assets and goodwill, net of insurance recoveries	376	36	1,207
Restructuring charges	4	10	48
Hurricane insurance recoveries, net of costs	(14)	13	—
Costs of litigation and investigations	766	212	74
Loss from early extinguishment of debt	—	15	13
Operating loss	(787)	(46)	(1,250)
Interest expense	(409)	(404)	(332)
Investment earnings	62	59	20
Minority interests	(4)	(3)	(4)
Net gains on sales of facilities and long-term investments	5	4	7
Loss from continuing operations, before income taxes	(1,133)	(390)	(1,559)
Income tax (expense) benefit	262	84	(295)
Loss from continuing operations, before discontinued operations and cumulative effect of changes in accounting principle	(871)	(306)	(1,854)
Discontinued operations:
Loss from operations of asset group	(58)	(102)	(320)
Hurricane insurance recoveries, net of costs	186	(43)	—
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	(99)	(276)	(468)
Litigation settlements, net of insurance recoveries	35	—	(395)
Net gains on sales of asset group	15	19	71
Income tax (expense) benefit	(13)	—	160
Income (loss) from discontinued operations	66	(402)	(952)
Loss before cumulative effect of changes in accounting principle	(805)	(708)	(2,806)
Cumulative effect of changes in accounting principle, net of tax	2	(16)	—
Net loss	$(803)	$(724)	$(2,806)
Earnings (loss) per common share and common equivalent share
Basic and diluted
Continuing operations	$(1.85)	$(0.65)	$(3.98)
Discontinued operations	0.14	(0.86)	(2.04)
Cumulative effect of changes in accounting principle, net of tax	—	(0.03)	—
	$(1.71)	$(1.54)	$(6.02)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic and diluted	470,847	468,898	466,226

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Dollars in Millions

	Years ended December 31,
	2006	2005	2004

Net loss	$(803)	$(724)	$(2,806)
Other comprehensive income (loss):
Adjustments for supplemental executive retirement plans	5	(28)	—
Foreign currency translation adjustments	—	—	(5)
Unrealized losses on securities held as available-for-sale	(1)	—	—
Reclassification adjustments for (gains) losses included in net loss	1	2	(3)
Other comprehensive income (loss) before income taxes	5	(26)	(8)
Income tax (expense) benefit related to items of other comprehensive income (loss)	—	—	3
Other comprehensive income (loss)	5	(26)	(5)
Comprehensive loss	$(798)	$(750)	$(2,811)

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Dollars in Millions,
Share Amounts in Thousands

	Shares Outstanding	Issued Par Amount	Additional Paid-in Capital	Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total Shareholders’ Equity
Balances at December 31, 2003	464,787	$26	$4,124	$(8)	$1,723	$(1,491)	$4,374
Net loss	—	—	—	—	(2,806)	—	(2,806)
Other comprehensive loss	—	—	—	(5)	—	—	(5)
Issuance of common stock	2,213	—	14	—	—	9	23
Stock options exercised, including tax benefit	236	—	2	—	—	—	2
Stock-based compensation expense	—	—	111	—	—	—	111
Balances at December 31, 2004	467,236	26	4,251	(13)	(1,083)	(1,482)	$1,699
Net loss	—	—	—	—	(724)	—	(724)
Other comprehensive loss	—	—	—	(26)	—	—	(26)
Issuance of common stock	1,274	—	5	—	—	3	8
Stock options exercised, including tax benefit	1,200	—	12	—	—	—	12
Stock-based compensation expense	—	—	52	—	—	—	52
Balances at December 31, 2005	469,710	26	4,320	(39)	(1,807)	(1,479)	1,021
Net loss	—	—	—	—	(803)	—	(803)
Other comprehensive income	—	—	—	5	—	—	5
Issuance of common stock	1,875	—	2	—	—	—	2
Equity investee stock transactions	—	—	2	—	—	—	2
Stock-based compensation expense	—	—	48	—	—	—	48
Adjustment to apply SFAS 158	—	—	—	(11)	—	—	(11)
Balances at December 31, 2006	471,585	$26	$4,372	$(45)	$(2,610)	$(1,479)	$264

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions

	Years ended December 31,
	2006	2005	2004
Net loss	$(803)	$(724)	$(2,806)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	342	332	334
Provision for doubtful accounts	530	625	1,073
Deferred income tax expense (benefit)	(68)	(62)	641
Stock-based compensation charges	50	48	101
Impairment of long-lived assets, goodwill and restructuring charges, net of insurance recoveries	380	46	1,255
Costs of litigation and investigations	766	212	75
Loss from early extinguishment of debt	—	15	13
Pretax (income) loss from discontinued operations	(79)	403	1,112
Cumulative effect of changes in accounting principle	(2)	16	—
Other items	(22)	11	(1)
Increases (decreases) in cash from changes in operating assets and liabilities:
Accounts receivable	(471)	(659)	(817)
Inventories and other current assets	(45)	11	(41)
Income taxes	(397)	510	(545)
Accounts payable, accrued expenses and other current liabilities	(110)	69	72
Other long-term liabilities	27	(24)	67
Insurance recoveries for business interruption and other costs	161	—	—
Payments against reserves for restructuring charges and litigation costs and settlements	(698)	(99)	(280)
Net cash provided by (used in) operating activities from discontinued operations, excluding income taxes and insurance recoveries for business interruption and other costs	(23)	33	(335)
Net cash provided by (used in) operating activities	(462)	763	(82)
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(631)	(528)	(426)
Purchases of property and equipment — discontinued operations	(50)	(48)	(48)
Purchase of property and buyout of discontinued operation joint venture interest	(28)	—	—
Construction of new hospitals	(12)	(2)	(84)
Net cash released from escrow accounts to fund construction costs	—	—	88
Proceeds from sales of facilities, long-term investments and other assets	244	173	502
Purchases of marketable securities	(43)	(43)	(32)
Insurance recoveries for property damage	115	75	—
Other items	26	(19)	(12)
Net cash used in investing activities	(379)	(392)	(12)
Cash flows from financing activities:
Sale of new senior notes	—	773	954
Repurchases of senior notes	—	(413)	(555)
Payments of borrowings	(20)	(25)	(17)
Release (restriction) of cash related to letter of credit facility	263	—	(263)
Proceeds from exercise of stock options	—	12	2
Other items	9	1	8
Net cash provided by financing activities	252	348	129
Net increase (decrease) in cash and cash equivalents	(589)	719	35
Cash and cash equivalents at beginning of period	1,373	654	619
Cash and cash equivalents at end of period	$784	$1,373	$654
Supplemental disclosures:
Interest paid, net of capitalized interest	$(376)	$(357)	$(260)
Income tax refunds received (payments made), net	$(215)	$530	$(46)

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Tenet Healthcare Corporation (together with our subsidiaries, referred to as “Tenet,” the “Company,” “we” or “us”) is an investor-owned health care services company whose subsidiaries and affiliates (collectively, “subsidiaries”) operate general hospitals and related health care facilities, and hold investments in other companies (including health care companies). At December 31, 2006, our subsidiaries operated 64 general hospitals (including seven hospitals not yet divested at that date that are classified as discontinued operations), a cancer hospital and two critical access hospitals, with a combined total of 16,310 licensed beds, serving urban and rural communities in 12 states. We also own or lease various related health care facilities, including two rehabilitation hospitals, a long-term acute care hospital, a skilled nursing facility and a number of medical office buildings—all of which are located on, or nearby, one of our general hospital campuses; physician practices; captive insurance companies; and other ancillary health care businesses (including outpatient surgery centers, diagnostic imaging centers, and occupational and rural health care clinics).

At December 31, 2006, the largest concentrations of licensed beds in our general hospitals, including the seven hospitals that are part of discontinued operations not yet divested, were in California with 23.6%, Florida with 22.8% and Texas with 18.3%. These high concentrations increase the risk that, should any adverse economic, regulatory, environmental or other development occur in these areas, our business, financial condition, results of operations or cash flows could be materially adversely affected.

Basis of Presentation

Our Consolidated Financial Statements include the accounts of Tenet and its wholly owned and majority-owned subsidiaries. We eliminate intercompany accounts and transactions in consolidation, and we include the results of operations of businesses that are newly acquired in purchase transactions from their dates of acquisition. We account for significant investments in other affiliated companies using the equity method. Unless otherwise indicated, all financial and statistical data included in these Notes to the Consolidated Financial Statements relate to our continuing operations, with dollar amounts expressed in millions (except per-share amounts).  Certain balances in the accompanying Consolidated Financial Statements and these notes have been reclassified to conform to current-year presentation or to give retrospective presentation to the discontinued operations described in Note 4.

Changes in Accounting Principle

Effective December 31, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” (“SFAS 158”), and recorded a $9 million reduction in our intangible assets and a $2 million increase in our pension liability, which resulted in an $11 million charge to accumulated other comprehensive loss. See Note 7 for further information.

Effective January 1, 2006, we adopted SFAS 123(R), “Share-Based Payments” (“SFAS 123(R)”), and recorded a $2 million ($0.00 per share) credit, net of tax expense and related deferred tax valuation allowance, as a cumulative effect of a change in accounting principle. See Note 7 for further information.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), effective December 31, 2005 and recorded a liability of $19 million, of which $16 million was recorded as a cumulative effect of a change in accounting principle, net of tax benefit and related deferred tax valuation allowance. Substantially all of the impact of adopting FIN 47 relates to estimated costs to remove asbestos that is contained within our facilities. If we had adopted FIN 47 effective January 1, 2005, it would have increased net loss for each quarter in 2005 by less than $0.5 million. The additional expense in the year ended December 31, 2006 as a result of adopting FIN 47 was approximately $2 million.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial

Statements and these accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base the estimates on historical experience and on assumptions that we believe to be reasonable given the particular circumstances in which we operate. Although we believe all adjustments considered necessary for fair presentation have been included, actual results may vary from those estimates.

Change in Estimate

Based on updated historical cost report settlement trends and refinements to our method to estimate such trends, our net operating revenues for the year ended December 31, 2006 include a favorable adjustment of $17 million ($0.04 per share) as a result of a change in estimate of the valuation allowances necessary for prior-year cost report periods not yet audited and settled by our fiscal intermediary. For further information on the estimation of valuation allowances for prior-year cost report periods, see “Net Operating Revenues” immediately below.

Net Operating Revenues

We recognize net operating revenues in the period in which services are performed. Net operating revenues consist primarily of net patient service revenues that are recorded based on established billing rates (i.e., gross charges), less estimated discounts for contractual and other allowances, principally for patients covered by Medicare, Medicaid, managed care and other health plans, and self-pay patients under our Compact with Uninsured Patients (“Compact”).

Gross charges are retail charges. They are not the same as actual pricing, and they generally do not reflect what a hospital is ultimately paid and therefore are not displayed in our Consolidated Statements of Operations. Hospitals are typically paid amounts that are negotiated with insurance companies or are set by the government. Gross charges are used to calculate Medicare outlier payments and to determine certain elements of payment under managed care contracts (such as stop-loss payments). Because Medicare requires that a hospital’s gross charges be the same for all patients (regardless of payer category), gross charges are also what hospitals charge all other patients prior to the application of discounts and allowances.

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost-based revenues, which were more prevalent in earlier periods, and certain other payments, such as Indirect Medical Education, Direct Graduate Medical Education, disproportionate share and bad debt expense, which are based on our hospitals’ cost reports, are estimated using historical trends and current factors. Cost report settlements under these programs are subject to audit by Medicare and Medicaid auditors and administrative and judicial review, and it can take several years until final settlement of such matters are determined and completely resolved. Because the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by us could change by material amounts.

In the fourth quarter of 2003, we completed the implementation of a new system and estimation process for recording Medicare net patient revenue and estimated cost report settlements. This resulted in recording accruals to more closely reflect the expected final settlements on our cost reports. For filed cost reports, we record the accrual based on those cost reports and subsequent activity, and record a valuation allowance against those cost reports based on historical settlement trends. The accrual for periods for which a cost report is yet to be filed is recorded based on estimates of what we expect to report on the filed cost reports and a corresponding valuation allowance is recorded as previously described. Cost reports must be filed generally within five months after the end of the annual cost reporting period. After the cost report is filed, the accrual and corresponding valuation allowance may need to be adjusted. Adjustments for prior year cost reports and related valuation allowances related to Medicare and Medicaid, including the change in estimate discussed above, increased revenues in each of the years ended December 31, 2006, 2005 and 2004 by $39 million, $44 million and $3 million, respectively. Estimated cost report settlements and valuation allowances are deducted from accounts receivable in the accompanying Consolidated Balance Sheets (see Note 3). We believe that we have made adequate provision for any adjustments that may result from final determination of amounts earned under all the above arrangements with Medicare and Medicaid.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we attempt to estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. These estimates are periodically reviewed for accuracy by taking into consideration known contract terms as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursements for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of individual patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

We know of no material claims, disputes or unsettled matters with any payers that would affect our revenues for which we have not adequately provided for in the accompanying Consolidated Financial Statements.

Our Compact is designed to offer managed care-style discounts to most uninsured patients, which enables us to offer lower rates to those patients who historically have been charged standard gross charges. A significant portion of those accounts had previously been written down as provision for doubtful accounts. Under the Compact, the discount offered to uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time the self-pay accounts are recorded. In the second quarter of 2004, we began the implementation of our Compact. In June 2005, the Texas Governor signed Senate Bill 500, which allows hospitals to discount the services they provide to self-pay patients. We implemented the discounting components of the Compact at our hospitals in Texas effective September 1, 2005. The discounts for uninsured patients were in effect at all of our continuing operations hospitals by September 30, 2005. The uninsured patient accounts, net of contractual allowances recorded, are further reduced to their net realizable value through provision for doubtful accounts based on historical collection trends for self-pay accounts and other factors that affect the estimation process.

We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per diem amount for services received, subject to a cap.  Except for the per diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; and, therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. Patient advocates from our Medical Eligibility Program screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs.

Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $784 million and $1.373 billion at December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, our book overdrafts were approximately $224 million and $191 million, respectively, which were classified as accounts payable.

Investments in Debt and Equity Securities

We classify investments in debt and equity securities as either available-for-sale, held-to-maturity or as part of a trading portfolio. At December 31, 2006 and 2005, we had no significant investments in securities classified as either held-to-maturity or trading. We carry securities classified as available-for-sale at fair value if unrestricted. We report their unrealized gains and losses, net of taxes, as accumulated other comprehensive income (loss) unless we determine that a loss is other than temporary, at which point we would record a loss in the statement of operations. We include realized gains or losses in the statement of operations based on the specific identification method.

Provision for Doubtful Accounts

We provide for an allowance against accounts receivable for an amount that could become uncollectible whereby such receivables are reduced to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable, our historical collection experience by hospital and by payer, and other relevant factors. There are various factors that can impact the collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through the emergency department, the increased burden of co-payments and deductibles to be made by patients with insurance and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and our estimation process.

Our policy is to attempt to collect amounts due from patients, including co-payments and deductibles due from patients with insurance, at the time of service while complying with all federal and state laws and regulations, including, but not limited to, the Emergency Medical Treatment and Active Labor Act (“EMTALA”). Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay. Therefore, services, including the legally required medical screening examination and stabilization of the patient, are performed prior to the verification of the patient’s insurance, if any. In non-emergency circumstances or for elective procedures and services, it is our policy to verify insurance prior to a patient being treated; however, there are various exceptions that can occur. Such exceptions can include, for example, instances where (1) we are unable to obtain verification because the patient’s insurance company was unable to be reached or contacted, (2) a determination is made that a patient may be eligible for benefits under various government programs, such as Medicaid or Victims of Crime, and it takes several days or weeks before qualification for such benefits is confirmed or denied, and (3) under physician orders we provide services to patients that require immediate treatment.

Property and Equipment

Additions and improvements to property and equipment costing $500 or more with a useful life greater than one year are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. We use the straight-line method of depreciation for buildings, building improvements and equipment. The estimated useful life for buildings and improvements is primarily 25 to 40 years, and for equipment, three to 15 years. We record capital leases at the beginning of the lease term as assets and liabilities. The value recorded is the lower of either the present value of the minimum lease payments or the fair value of the asset. Such assets, including improvements, are amortized over the shorter of either the lease term or their estimated useful life. Interest costs related to construction projects are capitalized. In the years ended December 31, 2006, 2005 and 2004, capitalized interest was $15 million, $12 million and $11 million, respectively.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we evaluate our long-lived assets for possible impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future undiscounted cash flows. We calculate the amount of an impairment, if the carrying value of the long-lived assets exceeds the fair value of the assets.  The fair value of the assets is estimated based on independent appraisals, established market values of comparable assets or internal estimates of future net cash flows expected to result from the use and ultimate disposition of the asset. The estimates of future cash flows are based on presumptions of stable or, in some cases, improving results at our hospitals, depending on their circumstances, we believe to be reasonable and supportable. They require subjective judgments and take into account assumptions about revenue and expense growth rates. These assumptions vary by type of facility.

We report long-lived assets to be disposed of at the lower of their carrying amounts or fair values less costs to sell. In such circumstances, our estimates of fair value are based on independent appraisals, established market prices for comparable assets or internal estimates of future net cash flows.

Asset Retirement Obligations

We recognize the fair value of a liability for legal obligations associated with asset retirements in the period in which it is incurred, in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) and FIN 47, if a reasonable estimate of the fair value of the obligation can be made. When the liability is initially recorded, we capitalize the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost associated with the retirement obligation is depreciated over the useful life of the related asset. Upon settlement of the obligation, any difference between the cost to settle the asset retirement obligation and the liability recorded is recognized as a gain or loss in the Consolidated Statement of Operations.

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over the fair value of assets of businesses acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and other intangible assets acquired in purchase business combinations and determined to have indefinite useful lives are not amortized, but instead are subject to impairment tests performed at least annually. For goodwill, we perform the test at the reporting unit level, as defined by SFAS 142, when events occur that require an evaluation to be performed or at least annually. If we determine the carrying value of goodwill is impaired, or if the carrying value of a business that is to be sold or otherwise disposed of exceeds its fair value, then we reduce the carrying value, including any allocated goodwill, to fair value. Estimates of fair value are based on independent appraisals, established market prices for comparative assets or internal estimates of future net cash flows and presume stable or improving results at our hospitals, depending on their circumstances.

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

Accruals for General and Professional Liability Risks

We accrue for estimated professional and general liability claims, to the extent not covered by insurance, when they are probable and reasonably estimable. The accrual, which includes an estimate for incurred but not reported claims, is based on historical loss patterns and actuarially determined projections prepared on a quarterly basis and is discounted to its net present value using a weighted average risk-free discount rate appropriate for our claims payout period. To the extent that subsequent claims information varies from our estimates, the liability is adjusted in the period such information becomes available.

Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

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

While we believe we have provided adequately for our income tax receivables or liabilities in our Consolidated Financial Statements, adverse determinations by taxing authorities or changes in tax laws and regulations could have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Stock Options

Effective January 1, 2006, we adopted SFAS 123(R), which requires a fair-value method of accounting for stock-based compensation plans (i.e., compensation costs are based on the fair value of stock options granted). Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation plans in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which we adopted effective January 1, 2003.  Under SFAS 123, we used the fair-value method of accounting.

Segment Reporting

We operate in one line of business—the provision of health care services through the operation of general hospitals and related health care facilities. Our general hospitals generated 98.0%, 97.7% and 97.4% of our net operating revenues in the years ended December 31, 2006, 2005 and 2004, respectively.

In the second quarter of 2006, we announced several changes to our operating structure. Previously, our four operating regions were: (1) California, which included all of our hospitals in California, as well as our hospital in Nebraska; (2) Central Northeast-Southern States, which included all of our hospitals in Georgia, Missouri, North Carolina, Pennsylvania, South Carolina and Tennessee; (3) Florida-Alabama, which included all of our hospitals in Florida, as well as our hospital in Alabama; and (4) Texas-Gulf Coast, which included all of our hospitals in Louisiana and Texas, as well as Gulf Coast Medical Center in Mississippi. Our operations are now structured as follows:

•                   Our California region includes all of our hospitals in California and Nebraska;

•                   Our Central-Northeast region includes all of our hospitals in Missouri, Pennsylvania and Tennessee;

•                   Our Southern States region includes all of our hospitals in Alabama, Georgia, Louisiana, North Carolina and South Carolina;

•                   Our Texas region includes all of our hospitals in Texas; and

•                   Our Florida hospitals are split into two separate networks:

•                  Miami-Dade Health Network, which includes five hospitals in Miami-Dade and Broward counties; and

•                  Palm Beach Health Network, which includes six hospitals in Palm Beach and Broward counties.

All of our regions and the networks described above report directly to our chief operating officer.

Costs Associated With Exit or Disposal Activities

We account for costs associated with exit (including restructuring) or disposal activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” issued in June 2002 and applicable to such activities initiated after December 31, 2002. We recognize these costs when they are incurred and can be measured at fair value, rather than at the date of a commitment to an exit or disposal plan, as was the case under former accounting standards.

NOTE 2.  CHANGES IN ACCOUNTING PRINCIPLE

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” to require the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in that funded status, in the year in which the changes occur, through other comprehensive income (loss). Effective December 31, 2006, we adopted SFAS 158 by recording a $2 million additional supplemental executive retirement plan liability and writing off an intangible asset of $9 million with an offsetting charge of $11 million to accumulated other comprehensive loss, in accordance with the transition guidance. The year-end measurement provision of SFAS 158 is effective for fiscal years ending after December 15, 2008; however, we currently use a year-end measurement date, so that requirement should not result in any material further changes.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, however, the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. SFAS 143 requires the fair value of a liability for a legal obligation associated with an asset retirement be recorded in the period in which the obligation is incurred. When the liability is initially recorded, the cost of the asset retirement is capitalized.

We adopted FIN 47 effective December 31, 2005 and recorded a liability of $19 million, of which $16 million was recorded as a cumulative effect of a change in accounting principle, net of tax benefit and related valuation allowance. The future value of the asset retirement obligation was estimated at approximately $188 million. The liability was estimated using an inflation rate of 5%. Because SFAS 143 requires retrospective application to the inception of the liability, the initial asset retirement obligation was calculated using a discount rate of 9.5%. The cumulative effect of the adoption of FIN 47 reflects the accretion of the liability and depreciation of the related asset component from the liability inception date through December 31, 2005. The following table summarizes the impact as of December 31, 2005:

Increase in property and equipment, net	$3
Increase in other long-term liabilities	(19)
Increase in deferred income taxes, net of valuation allowance	—
Cumulative effect of changes in accounting principle	$(16)

Substantially all of the impact of adopting FIN 47, as described above, relates to estimated costs to remove asbestos that is contained within our facilities. If we had adopted FIN 47 effective January 1, 2005, it would have increased net loss for each quarter in 2005 by less than $0.5 million. The additional depreciation and accretion costs were approximately $2 million in 2006.

The following pro forma net loss and net loss per share amounts for the years ended December 31, 2005 and 2004 show the effect of the retrospective application of the change in accounting principle for the adoption of FIN 47:

	Years Ended December 31,
	2005	2004
Net loss as reported	$(724)	$(2,806)
Add back:
Asset retirement charge included in net loss	16	—
Less:
Depreciation of asset retirement costs	—	—
Accretion of asset retirement liability, net of tax	2	2
Pro forma net loss	$(710)	$(2,808)

Basic and diluted loss per share as reported	$(1.54)	$(6.02)
Pro forma basic and diluted loss per share	$(1.51)	$(6.02)

The asset retirement liability at December 31, 2004 and January 1, 2004 would have been $17 million and $15 million, respectively, assuming we applied FIN 47 as of January 1, 2004.

NOTE 3.  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	December 31,
	2006	2005
Continuing Operations:
Patient accounts receivable	$1,751	$1,845
Allowance for doubtful accounts	(447)	(487)
Estimated future recovery of accounts assigned to collection agencies	39	62
Net cost report settlements payable and valuation allowances	(43)	(89)
	1,300	1,331
Discontinued Operations:
Patient accounts receivable	156	318
Allowance for doubtful accounts	(51)	(107)
Estimated future recovery of accounts assigned to collection agencies	3	13
Net cost report settlements (payable) receivable and valuation allowances	5	(30)
	113	194
Accounts receivable, net	$1,413	$1,525

During the quarter ended June 30, 2004, we modified our process for estimating and writing down all existing self-pay accounts (and all future self-pay accounts receivable when they are recorded) to their net realizable value, resulting in an additional provision for doubtful accounts in the amount of $254 million ($0.33 per share), of which $170 million ($0.22 per share) was for continuing operations and $84 million ($0.11 per share) was for discontinued operations. This change in how we estimate the net realizable value of self-pay accounts was primarily attributable to the continued increase in numbers of uninsured and underinsured patients.

Our current estimated collection rates on managed care accounts and self-pay accounts are approximately 97% and 32%, respectively, which includes collections from point-of-service through collections by our in-house collection agency or external collection vendors.

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

During the years ended December 31, 2006, 2005 and 2004, there were $930 million, $631 million and $235 million of discounts recorded as contractual allowances on self-pay accounts under the Compact. Prior to implementation of the Compact, a significant portion of these discounts would have been written down as provision for doubtful accounts.

We also provide charity care to patients under our charity care policy described above. The approximate amounts of gross charges foregone under our charity policy, including indigent care accounts, for the years ended December 31, 2006, 2005 and 2004 are shown in the following table:

Years ended December 31:
2006	$625
2005	$570
2004	$532

NOTE 4.  DISCONTINUED OPERATIONS

On June 29, 2006, we announced our strategic plan to divest 10 general hospitals—four in Louisiana and three each in Pennsylvania and Florida—primarily to enhance our future profitability, provide funds to expand capital investments at our remaining hospitals and help fund our global civil settlement with the federal government. In addition we sold Gulf Coast Medical Center in June 2006, and we agreed to sell or close Alvarado Hospital Medical Center, as part of our May 2006 settlement with the U.S. Attorney in San Diego, California. Of these 11 hospitals held for sale as of June 30, 2006, we completed the divestiture of three hospitals in Louisiana and three in Florida, signed a definitive agreement to divest another hospital in 2006 and are negotiating with buyers for the remaining four hospitals slated for divestiture. We recorded gains of $15 million in the year ended December 31, 2006 on the sale of the six hospitals. We have classified the results of operations of all 12 hospitals as discontinued operations for all periods presented in accordance with SFAS 144.

In January 2004, we announced a major restructuring of our operations involving the proposed divestiture of 27 general hospitals (19 in California and eight others in Louisiana, Massachusetts, Missouri and Texas). As of December 31, 2006, we had completed the divestiture of 25 of the 27 facilities. We recorded gains of approximately $18 million and $48 million in the years ended December 31, 2005 and 2004 on the divestiture of the 25 facilities. The carrying amount of the assets sold included $3 million of goodwill. Discussions and negotiations with potential buyers for the remaining two hospitals slated for divestiture were ongoing as of December 31, 2006.

In connection with these and other divestiture actions described below, we have classified the results of operations of the following hospitals as discontinued operations for all periods presented in the accompanying Consolidated Statements of Operations in accordance with SFAS 144:

•                   The 10 general hospitals whose intended divestiture we announced in June 2006,

•                   Gulf Coast Medical Center in Biloxi Mississippi, which we sold in June 2006,

•                   Alvarado Hospital Medical Center, which we agreed to sell or close as part of our May 2006 settlement with the U.S. Attorney in San Diego, California, which was sold in January 2007,

•                   The 27 general hospitals whose intended divestiture we announced in January 2004, including Doctors Medical Center—San Pablo, in San Pablo, California, a leased hospital, which was classified in discontinued operations when its lease expired in July 2004,

•                   Century City Hospital in Los Angeles, California, a previously leased hospital that we no longer operated by the end of April 2004,

•                   Our general hospital in Barcelona, Spain, which we sold in May 2004,

•                   Redding Medical Center, in Redding, California, of which we sold certain hospital assets in July 2004,

•                   Medical College of Pennsylvania Hospital, in Philadelphia, Pennsylvania, which we sold in September 2004,

•                   NorthShore Psychiatric Hospital, in Slidell, Louisiana, which was closed in September 2004,

•                   Suburban Medical Center, in Paramount, California, a previously leased hospital that we no longer operated by the end of October 2004, and

•                   The 14 general hospitals whose intended divestiture we announced in March 2003, all of which were sold or closed prior to March 31, 2004.

At December 31, 2006 and 2005, we classified $114 million and $6 million of assets of the hospitals “held for sale” at those respective dates in current assets in the accompanying Consolidated Balance Sheets. These assets consist primarily of property and equipment and were recorded at the lower of the asset’s carrying amount or its fair value less costs to sell. The fair value estimates were derived from independent appraisals, established market values of comparable assets, or internal estimates of future net cash flows. These fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the future financial results of these hospitals and how they are operated by us until they are divested, changes in health care industry trends and regulations until the hospitals are divested, and whether we ultimately divest the hospital assets to buyers who will continue to operate the assets as general hospitals or utilize the assets for other purposes. In certain cases, these fair value estimates assume the highest and best use of the assets in the future to a market place participant is other than as a hospital. In these cases, the estimates are based on the fair value of the real property and equipment if utilized other than as a hospital. These fair value estimates do not include the costs of closing these hospitals or other future operating costs, which could be substantial. Accordingly, the ultimate net cash realized from the sale of the hospital assets could be significantly less than the fair value estimates. Because we do not intend to sell the accounts receivable of the asset group, these receivables, less the related allowance for doubtful accounts and net cost report settlements payable and valuation allowances, are included in our consolidated net accounts receivable in the accompanying Consolidated Balance Sheets.

We recorded $99 million of net impairment and restructuring charges in discontinued operations during the year ended December 31, 2006, consisting primarily of $151 million for the write-down of long-lived assets to their estimated fair values, less estimated costs to sell, $13 million in goodwill impairment, $1 million for employee severance and retention costs and $2 million on lease termination and other costs, offset by a $3 million reduction in restructuring reserves recorded in prior periods and $65 million in insurance recoveries related to Hurricane Katrina property claims. The total impairment charges include $128 million of charges related to our announced disposition of 10 general hospitals in June 2006.

We recorded $276 million of impairment and restructuring charges in discontinued operations during the year ended December 31, 2005.  The majority of these charges relate to the write-down of long-lived assets. Long-lived assets were written down by $184 million due to damage to our hospitals caused by Hurricanes Katrina and Wilma in the Gulf Coast and Florida.  The $184 million charge was reduced by $64 million of insurance proceeds for property damage received from our insurance carriers prior to December 31, 2005 (see Note 12).  In addition, we recorded a charge of approximately $140 million to write down long-lived assets to their estimated fair values, primarily due to the adverse current and anticipated future financial trends at eight of our hospitals, in accordance with SFAS 144. The remaining charge of $16 million reflects $12 million in employee severance, retention and other costs and $7 million of lease termination costs, offset by a $3 million reduction in reserves recorded in prior periods.

We recorded $468 million of impairment and restructuring charges in discontinued operations during the year ended December 31, 2004, consisting primarily of $324 million for the write-down of long-lived assets to their estimated fair values, less estimated costs to sell, $25 million for the write-down of an intangible asset with an indefinite useful life to its estimated fair value based on the related hospital’s operating results and a review of the near-term and long-term prospects of the hospital, $33 million for the write-down of goodwill, $33 million in employee severance, retention and other costs, $4 million in contract termination and other costs, and $49 million in costs related to an academic affiliation agreement with Drexel University College of Medicine in Pennsylvania. In connection with our divestiture of Medical College of Pennsylvania Hospital on September 1, 2004, we were contractually responsible for certain university costs through December 2005. Also during 2004, we recorded costs of $395 million related to the settlement of patient litigation at our former Redding Medical Center.

As we move forward with our previously announced divestiture plans, or should we dispose of additional hospitals in the future, we may incur additional asset impairment and restructuring charges in future periods.

Net operating revenues and loss before taxes reported in discontinued operations for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Years Ended December 31,
	2006	2005	2004
Net operating revenues	$921	$1,438	$3,720
Income (loss) before taxes	79	(402)	(1,112)

Income from discontinued operations for the year ended December 31, 2006 includes a $21 million charge related to a managed Medicare risk pool contractual arrangement associated with our current or former New Orleans hospitals classified as discontinued operations. Litigation settlements, net of insurance recoveries, in discontinued operations include a $21 million accrual for our May 2006 Alvarado settlement, offset by a $45 million insurance settlement received from one of our excess liability insurance carriers related to our December 2004 settlement of patient claims concerning procedures at Redding Medical Center and $11 million in insurance proceeds received from our reinsurance carrier on the same matter.

In November 2006, we sold accounts receivable related to discontinued hospitals, which had previously been written down to approximately $1 million, to a third party and received proceeds of $16 million. Due to the potential for additional proceeds from the buyer, depending on their collection results, this transaction does not qualify as a sale of accounts receivable under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, the proceeds in excess of our carrying value of the accounts receivable have been deferred and have not been recognized as a gain on sale. The collection performance of the third party, as well as any future changes in the contractual terms, will be reevaluated periodically to determine the appropriate time to recognize any or all of the deferred gain.

The years ended December 31, 2006 and 2005 include income tax expense of $20 million and $157 million, respectively, in discontinued operations to increase the valuation allowance for deferred tax assets (see Note 14). Income tax benefit in discontinued operations for the year ended December 31, 2004 is net of $220 million of expense related to establishing a valuation allowance for deferred tax assets during the fourth quarter of 2004.

NOTE 5.  IMPAIRMENT AND RESTRUCTURING CHARGES

YEAR ENDED DECEMBER 31, 2006

During the year ended December 31, 2006, we recorded net impairment and restructuring charges of $380 million. Prior to our decision to divest five of our six hospitals in Louisiana, we recorded a $35 million goodwill impairment related to the formation of our NOLA Regional Health Network, which consisted of those six hospitals that were previously part of our Texas-Gulf Coast Region, primarily due to the adverse current and anticipated future financial trends of those six hospitals. In December 2006, as part of our annual impairment test, we recognized a goodwill impairment charge of $152 million for our Central-Northeast region due to a lower estimated fair value as a result of adverse industry and company-specific challenges that continue to affect our operating results and our anticipated future financial trends, including reduced patient volumes, high levels of bad debt expense related to uninsured and underinsured patients, and continued pressure on labor and supply costs. In addition, we had a $192 million write-down of long-lived assets to their estimated fair values, in accordance with SFAS 144, primarily due to the adverse current and anticipated future financial trends at 12 of our hospitals, including associated medical office buildings, offset by $3 million of insurance recoveries for property damage caused by Hurricane Katrina in 2005. In addition, approximately $4 million in employee severance and related costs and $6 million in lease termination costs were recorded as restructuring charges during the year ended December 31, 2006, offset by a $6 million reduction in restructuring reserves recorded in prior periods.

We recognized the $192 million of impairment charges on long-lived assets because the fair values of these assets or groups of assets indicated that the carrying amount was not recoverable. The fair value estimates were derived from independent appraisals, established market values of comparable assets, or internal estimates of future net cash flows. These fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the future financial results of our hospitals, how the hospitals are operated in the future, changes in health care industry trends and regulations, and the nature of the ultimate disposition of the assets.  In certain cases, these fair value estimates assume the highest and best use of the assets in the future to a market place participant is other than as a hospital. In these cases, the estimates are based on the fair value of the real property and equipment if utilized other than as a hospital. The impairment recognized does not include the costs of closing the hospital or other future operating costs, which could be substantial. Accordingly, the ultimate net cash realized from the hospital, should we choose to sell it, could be significantly less than its impaired value. Also, the impairment tests presume stable or, in some cases, improving results in our hospitals.  If these expectations are not met, or if we expect negative trends to impact our future outlook, further impairments of long-lived assets and goodwill may occur.

YEAR ENDED DECEMBER 31, 2005

During the year ended December 31, 2005, we recorded impairment and restructuring charges totaling $46 million. The majority of these charges relate to the write-down of long-lived assets. Long-lived assets were written down by $17 million due to damage to our hospitals caused by Hurricanes Katrina and Wilma in the Gulf Coast and Florida. In addition, we recorded a charge of approximately $19 million to write-down long-lived assets to their estimated fair values, primarily due to the adverse current and anticipated future financial trends at five of our hospitals, in accordance with SFAS 144. The remaining charge of $10 million reflects $11 million in employee severance, benefits and relocation costs, $5 million of lease termination and other costs, and $4 million in non-cash stock option modification costs related to terminated employees, offset by a $10 million reduction of reserves, primarily related to restructuring charges recorded in prior periods.

YEAR ENDED DECEMBER 31, 2004

During the year ended December 31, 2004, we recorded impairment and restructuring charges of $1.255 billion. The combined charges consisted of $1.109 billion for the impairment of goodwill related to our Texas-Gulf Coast and Florida-Alabama regions and $98 million for impairment of certain long-lived assets (for the write-down of long-lived assets to their estimated fair values, primarily at eight hospitals due to their then adverse current and anticipated future financial trends). The restructuring charges totaled $48 million and consisted of $29 million in employee severance, benefits and relocation costs, $10 million in non-cash stock option modification costs related to terminated employees, $14 million in contract termination, consulting and other costs, and a $5 million reduction in reserves for restructuring charges recorded in prior periods.

The goodwill impairment charge of $1.109 billion, recorded in the fourth quarter of 2004, is the result of lower estimated fair values for our Texas-Gulf Coast and Florida-Alabama regions due to adverse industry and company-specific challenges that continue to affect our operating results, including reduced patient volumes, high levels of bad debt expense related to uninsured and underinsured patients, the shift of our managed care business to contracts that provide lower reimbursement, and continued pressure on labor and supply costs. The fair-value estimates were derived from independent appraisals, established market values of comparable assets, or internal estimates of future net cash flows.

ACCRUED RESTRUCTURING CHARGES

The tables below are reconciliations of beginning and ending liability balances in connection with restructuring charges recorded during the years ended December 31, 2006, 2005 and 2004:

	Balances at Beginning of Period	Restructuring Charges	Cash Payments	Other Items	Balances at End of Period
Year ended December 31, 2006
Continuing operations:
Severance costs in connection with hospital cost-control programs and general overhead-reduction plans	$37	$4	$(19)	$1	$23
Discontinued operations:
Lease cancellations and estimated costs associated with the sale or closure of hospitals and other facilities	28	—	(11)	(1)	16
	$65	$4	$(30)	$—	$39

	Balances at Beginning of Period	Restructuring Charges	Cash Payments	Other Items	Balances at End of Period
Year ended December 31, 2005
Continuing operations:
Severance costs in connection with hospital cost-control programs and general overhead-reduction plans	$65	$10	$(34)	$(4)	$37
Discontinued operations:
Lease cancellations and estimated costs associated with the sale or closure of hospitals and other facilities	64	16	(44)	(8)	28
	$129	$26	$(78)	$(12)	$65

Year ended December 31, 2004
Continuing operations:
Severance costs in connection with hospital cost-control programs and general overhead-reduction plans	$58	$48	$(39)	$(2)	$65
Discontinued operations:
Lease cancellations and estimated costs associated with the sale or closure of hospitals and other facilities	25	86	(44)	(3)	64
	$83	$134	$(83)	$(5)	$129

The above liability balances are included in other current liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets. Other items primarily include restructuring charges or reductions of reserves that are recorded in accounts other than these liabilities, such as the charges associated with stock option modifications. Cash payments to be applied against these accruals at December 31, 2006 are expected to be approximately $17 million in 2007 and $22 million thereafter.

NOTE 6.  LONG-TERM DEBT, LEASE OBLIGATIONS AND GUARANTEES

The table below shows our long-term debt as of December 31, 2006 and 2005:

	December 31,
	2006	2005
Senior notes:
6 3/8%, due 2011	$1,000	$1,000
6 1/2%, due 2012	600	600
7 3/8%, due 2013	1,000	1,000
9 7/8%, due 2014	1,000	1,000
9 1/4%, due 2015	800	800
6 7/8%, due 2031	450	450
Capital leases and mortgage notes(1)	29	58
Unamortized note discounts	(97)	(105)
Total long-term debt	4,782	4,803
Less current portion	22	19
Long-term debt, net of current portion	$4,760	$4,784

(1)   Includes $12 million at December 31, 2005 related to the general hospitals held for sale (see Note 4).

CREDIT AGREEMENTS

In November 2006, we entered into a five-year, $800 million senior secured revolving credit facility, that replaced our $250 million letter of credit facility. The revolving credit facility is collateralized by patient accounts receivable at our acute care and specialty hospitals, and bears interest at our option based on the London Interbank Offered Rate (“LIBOR”) plus 175 basis points or Citigroup’s base rate, as defined in the credit agreement, plus 75 basis points. After six months from the start of the credit agreement, the interest spread over LIBOR and Citigroup’s base rate may be reduced by 25 basis points if our leverage ratio, as defined in the credit agreement, is below the defined threshold. The letters of credit outstanding under our previous letter of credit facility were transferred into the revolving credit facility, which reduced the amount available for cash borrowings, but eliminated the restriction on $263 million of cash pledged under the letter of credit facility.  At December 31, 2006, there were no borrowings under the revolving credit facility and $190 million in letters of credit outstanding.  Based on our eligible receivables, the borrowing capacity under the revolving credit facility was $596 million at December 31, 2006.

On December 31, 2004, we terminated our previous five-year revolving credit agreement and replaced it with a letter of credit facility. The letter of credit facility provided for the issuance of up to $250 million in letters of credit and did not provide for any cash borrowings. The principal purpose of the letter of credit facility was to provide for the continuance of $216 million in letters of credit outstanding under the terminated revolving credit agreement at that time.

Loans under the previous five-year credit agreement were unsecured and generally bore interest at a base rate equal to the prime rate or, if higher, the federal funds rate plus 0.5% or, at our option, an adjusted LIBOR plus an interest margin between 100 and 250 basis points. We paid the lenders an annual facility fee on the total loan commitment at rates between 50 and 80 basis points. The interest rate margins and the facility fee rates were based on our leverage covenant ratio (calculated as the ratio of consolidated total debt to operating income plus the sum of depreciation, amortization, impairment, other unusual charges, stock-based compensation expense, and losses from early extinguishment of debt). In consideration for amendments to the previous credit agreement, in March 2004 we paid a one-time fee equal to 12.5 basis points on the total commitment of $1.2 billion. Also in connection with the amendment, we wrote off approximately $5 million in unamortized deferred loan fees in March 2004.

SENIOR NOTES AND SENIOR SUBORDINATED NOTES

In January 2005, we sold $800 million of unregistered 9¼% senior notes due on February 1, 2015 with registration rights in a private placement. The net proceeds from the sale of the unregistered senior notes were approximately $773 million after deducting discounts and related expenses. We used a portion of the proceeds in February 2005 for the early redemption of the remaining $400 million aggregate principal amount outstanding on our senior notes due in 2006 and 2007, resulting in a $15 million loss from early extinguishment of debt, and the balance of the proceeds for general corporate purposes.

In April 2005, we filed with the SEC a Form S-4 registration statement to register $800 million principal amount of 9¼% Senior Notes due 2015 to be issued and offered in exchange for the unregistered senior notes sold in January 2005. Due to the restatement of our financial statements in connection with the SEC investigation, the registration statement was not declared effective by the required date. Therefore, starting in January 2006, we were required to pay additional interest on the unregistered notes until the registration statement became effective. The additional interest accrued at a rate of 0.25% per annum during the first 90-day period and increased by 0.25% per annum for each subsequent 90-day period until the registration statement became effective, up to a maximum rate of 1.0% per annum. On July 11, 2006, we filed an amended Form S-4 registration statement with the SEC. The registration statement was declared effective on July 12, 2006, which ended the accrual period for additional interest on the unregistered senior notes. The additional interest of approximately $1.4 million was paid in full with the regular semi-annual interest payment on August 1, 2006. The terms of the registered senior notes are substantially similar to the terms of the unregistered senior notes. The registered senior notes are general unsecured senior obligations that rank equally in right of payment with all of our other unsecured senior indebtedness, but are effectively subordinated to any obligations under our revolving credit facility. The registered senior notes are redeemable, in whole or in part, at our option at the greater of par or a redemption price based on a spread over comparable securities. The covenants governing the new issue are identical to the covenants for our other senior notes.

In June 2004, we sold $1 billion of unregistered 9 7/8% senior notes due on July 1, 2014 with registration rights in a private placement. The net proceeds from the sale of the unregistered senior notes were approximately $954 million after deducting discounts and related expenses. We used a portion of the net proceeds to repurchase $335 million of our 5 3/8% Senior Notes due 2006, $215 million of our 5% Senior Notes due 2007 and $2 million of our other senior notes due 2008. As a result of these repurchases, we recorded an $8 million loss from early extinguishment of debt in 2004. In February 2005, we offered holders of the June 2004 privately placed notes an opportunity to exchange those notes for registered notes with substantially identical terms.  Substantially all holders exchanged their unregistered notes for registered notes. The registered senior notes are unsecured senior obligations that rank equally in right of payment with all of our other unsecured senior indebtedness, but are effectively subordinated to any obligations under our revolving credit facility. The registered senior notes are redeemable at our option at the greater of par or a redemption price based on a spread over comparable securities.

All of our other senior notes are also unsecured obligations and are effectively subordinated in right of payment to any obligations under our revolving credit facility.

COVENANTS

Our revolving credit agreement contains customary covenants for an asset-backed facility, including a minimum fixed charge coverage ratio to be met when the available credit under the facility falls below $100 million, as well as limits on debt, asset sales and prepayments of senior debt. The revolving credit agreement also includes a provision, which we believe is customary in receivables-backed credit facilities, that gives our banks the right to require that proceeds of collections of substantially all of our consolidated accounts receivable be applied directly to repay outstanding loans and other amounts that are due and payable under the revolving credit facility at any time that unused borrowing availability under the revolving credit facility is less than $100 million or if an event of default has occurred and is continuing thereunder. In that event, we would seek to re-borrow under the revolving credit facility to satisfy our operating cash requirements. Our ability to borrow under the revolving credit facility is subject to conditions precedent that are customary in such facilities, including that no default then exists. The indentures governing our senior notes contain covenants and conditions that have, among other requirements, limitations on (1) liens, (2) consolidations, merger or the sale of all or substantially all assets unless no event of default exists and (3) subsidiary debt.

FUTURE MATURITIES

Future long-term debt maturities and minimum operating lease payments as of December 31, 2006 are as follows:

		Years Ended December 31,					Later
	Total	2007	2008	2009	2010	2011	Years
Long-term debt, including capital lease obligations	$4,879	$22	$1	$1	$1	$1,001	$3,853
Long-term non-cancelable operating leases	481	149	126	73	42	28	63

Rental expense under operating leases, including short-term leases, was $164 million, $166 million and $168 million in the years ended December 31, 2006, 2005 and 2004, respectively. Included in rental expense for these periods was sublease income of $20 million, $21 million and $20 million, respectively, which was recorded as a reduction to rental expense.

PHYSICIAN RELOCATION AGREEMENTS AND OTHER MINIMUM REVENUE GUARANTEES

Consistent with our policy on physician relocation and recruitment, we provide income guarantee agreements to certain physicians who agree to relocate to our communities to fill a need in the hospital’s service area and commit to remain in practice there. Under such agreements, we are required to make payments to the physicians in excess of the amounts they earn in their practice up to the amount of the income guarantee. The income guarantee periods are typically 12 months. Such payments are recoverable from the physicians if they do not fulfill their commitment period to the community, which is typically three years subsequent to the guarantee period. We also provide minimum revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals with terms generally ranging from one to three years. At December 31, 2006, the maximum potential amount of future payments under these guarantees was $48 million. In accordance with FASB Staff Position FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners,” at December 31, 2006, we had a liability of $28 million for the fair value of new or modified guarantees entered into during the year ended December 31, 2006, with a corresponding asset recorded in other current assets on our Consolidated Balance Sheet, which will be amortized over the commitment period.

NOTE 7.  EMPLOYEE BENEFIT PLANS

SHARE-BASED COMPENSATION PLANS

We currently grant stock-based awards to our directors and key employees pursuant to our 2001 Stock Incentive Plan, which was approved by our shareholders at their 2001 annual meeting. Under that plan, 60,000,000 shares of common stock were approved for stock-based awards. At December 31, 2006, there were approximately 14.8 million shares of common stock available under our 2001 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options generally have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant.

At the annual meeting of shareholders on May 26, 2005, our shareholders approved a one-time exchange of certain outstanding employee stock options for a lesser number of restricted stock units to be issued on July 1, 2005. The exchange was offered only to certain current employees. Our outside directors, four most senior executives and all former employees were not eligible to participate. Approximately nine million vested and unvested options were exchanged on July 1, 2005 for approximately two million restricted stock units. These exchanges will result in future incremental non-cash compensation expense of approximately $18 million for the vested eligible options exchanged, together with approximately $5 million for the unvested eligible options exchanged, which will both be recognized as compensation expense over the three-year vesting period of the restricted stock units. As of December 31, 2006, there were approximately seven million unvested restricted stock units outstanding.

Stock Options

The following table summarizes stock option activity during the year ended December 31, 2006:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life

Outstanding as of December 31, 2005	39,964,022	$20.92
Granted	3,009,409	7.89
Exercised	—	—
Forfeited/Expired	(4,282,458)	16.34
Outstanding as of December 31, 2006	38,690,973	20.41	$—	4.7 years
Vested and expected to vest at December 31, 2006	38,470,529	20.47	$—	5.2 years
Exercisable as of December 31, 2006	31,485,081	22.84	$—	3.9 years

There were no options exercised during the year ended December 31, 2006. The intrinsic value of options exercised during the year ended December 31, 2005 totaled approximately $1 million.

As of December 31, 2006, there were $14 million of total unrecognized compensation costs related to stock options.  These costs are expected to be recognized over a weighted average period of one year.

On February 22, 2006, we granted our top three employees stock options aggregating approximately 1.1 million shares of common stock at an exercise price of $7.93 per share, the closing price of our common stock on that date. The estimated fair value of the options granted was $3.48 per share.

On February 22, 2006, we granted other employees stock options for approximately 1.6 million shares of common stock at an exercise price of $7.93 per share, the closing price of our common stock on that date. The estimated fair value of the options granted was $2.89 per share. Other options were granted during the year to new employees.

The weighted average estimated fair value of options we granted in the year ended December 31, 2006 was $3.13 per share and was calculated based on each grant date, using a binomial lattice model with the following assumptions:

	Top Three Employees	All Other Employees

Expected volatility	41%	41%
Expected dividend yield	0%	0%
Expected life	6.25 years	4 years
Expected forfeiture rate	0%	15%
Risk-free interest rate range	4.59% - 4.96%	4.48% - 5.06%
Early exercise threshold	50% gain	50% gain
Early exercise rate	50% per year	50% per year

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

The following table summarizes information about our outstanding stock options at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $10.639	7,613,841	8.4 years	$9.48	1,696,200	$10.32
$10.64 to $13.959	6,753,625	5.0 years	11.82	5,582,041	11.78
$13.96 to $17.589	6,862,041	4.2 years	17.23	6,745,374	17.27
$17.59 to $28.759	8,902,703	2.4 years	23.69	8,902,703	23.69
$28.76 and over	8,558,763	3.9 years	36.01	8,558,763	36.05
	38,690,973	4.7 years	$20.41	31,485,081	$22.84

As of December 31, 2006, approximately 41% of our outstanding options were held by current employees and approximately 59% were held by former employees. Approximately 0.3% of our outstanding options were in-the-money, that is, they had an exercise price less than the $6.97 market price of our common stock on December 31, 2006, and approximately 99.7% were out-of-the-money, that is, they had an exercise price of more than $6.97, as shown in the table below:

	In-the-Money Options		Out-of-the-Money Options		All Options
	Outstanding	% of Total	Outstanding	% of Total	Outstanding	% of Total
Current employees	101,941	93.7%	15,775,361	40.9%	15,877,302	41.0%
Former employees	6,825	6.3%	22,806,846	59.1%	22,813,671	59.0%
Totals	108,766	100.0%	38,582,207	100.0%	38,690,973	100.0%
% of all outstanding options	0.3%		99.7%		100.0%

The reconciliation below shows the changes to our stock option plans for the years ended December 31, 2005 and 2004:

	Outstanding at Beginning of Period	Granted	Exercised	Exchanged or Forfeited	Outstanding at End of Period	Options Exercisable
December 31, 2005
Shares	48,609,766	5,895,492	(1,199,670)	(13,341,566)	39,964,022	31,991,599
Weighted average exercise price	$23.13	$10.60	$9.70	$26.07	$20.92	$23.34
December 31, 2004
Shares	46,506,512	4,521,151	(235,688)	(2,182,209)	48,609,766	40,659,066
Weighted average exercise price	$24.22	$11.98	$10.74	$24.66	$23.13	$24.74

On February 17, 2005, we granted options for 469,333 shares of common stock to our chief executive officer, Trevor Fetter.  The options were granted at an exercise price of $10.63 per share, the closing price of our common stock on that date.  The estimated fair value of the options granted was $4.87 per share.

On February 16, 2005, we granted other employees stock options for approximately 4.9 million shares of common stock at an exercise price of $10.52 per share, the closing price of our common stock on that date.  The estimated fair value of the options granted was $3.81 per share. Other options were granted during the year to new employees.

The estimated fair values of options we granted in the years ended December 31, 2005 and 2004 were $3.92 and $5.07, respectively. These were calculated, as of the date of each grant, using a Black-Scholes option-pricing model with the following assumptions:

	Years ended December 31,
	2005	2004
Expected volatility	40.0%	47.5%
Risk-free interest rates	3.7%	2.8%
Expected lives, in years	4.2	4.5
Expected dividend yield	0.0%	0.0%

Expected volatility is derived using daily data drawn from five to seven years preceding the date of grant. The risk-free interest rates are based on the approximate yield on five-year, seven-year and ten-year United States Treasury Bonds as of the date of grant. The expected lives are estimates of the number of years the options will be held before they are exercised. The valuation model was not adjusted for non-transferability, risk of forfeiture or the vesting restrictions of the options—all of which would reduce the value if factored into the calculation.

During the years ended December 31, 2006, 2005 and 2004, we recorded total pretax stock compensation expense of $50 million, $52 million and $111 million, respectively ($31 million, $33 million and $69 million after-tax, respectively, excluding the impact of the deferred tax valuation allowance). The pretax expense includes $4 million and $10 million in December 31, 2005 and 2004, respectively, for stock option modification costs related to terminated employees, which are recorded in restructuring charges. The table below shows the stock option and restricted stock unit grants and other awards that comprise the $50 million of stock-based compensation expense recorded in the year ended December 31, 2006. Compensation cost is measured by the fair value of the options on their grant dates and is recognized over the requisite service period of the grants, whether or not the options had any intrinsic value during the period.

Grant Date	Awards Expected to Vest	Exercise Price per Share		Fair Value per Share at Grant Date		Stock-Based Compensation Expense for Year ended December 31, 2006
	(In Thousands)					(In Millions)
Stock Options:
February 22, 2006	1,112	$7.93		$3.48		$1
February 22, 2006	1,348	7.93		2.89		1
February 16, 2005	3,954	10.52		3.81		5
March 3, 2004	1,836	12.01		5.55		3
March 3, 2004	1,738	12.01		4.74		3
Other grants						3
Restricted Stock Units:
February 22, 2006	3,411	7.93		7.93		11
July 1, 2005	1,840	10.39	(1)	10.39	(1)	6
Febuary 16, 2005	1,483	10.52	(1)	10.52	(1)	5
March 3, 2004	756	12.01		12.01		3
November 5, 2003	624	12.70		12.70		2
Other grants						4
Restricted Stock						3
						$50

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

Pursuant to the terms of our stock-based compensation plans, awards granted under the plans vest and may be exercised as determined by the compensation committee of our board of directors. In the event of a change in control, the compensation committee may, at its sole discretion without obtaining shareholder approval, accelerate the vesting or performance periods of the awards.

Restricted Stock Units

On February 22, 2006, we granted our top three employees an aggregate of approximately 900,000 restricted stock units. The fair value of the restricted stock units issued was $7.93 per share, the closing price of our common stock on that day.

On February 22, 2006, we granted other employees approximately 3.0 million restricted stock units. The fair value of the restricted stock units issued was $7.93 per share, the closing price of our common stock on that day. Other grants were made during the year to new employees.

The following table summarizes restricted stock unit activity during the year ended December 31, 2006:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit

Unvested as of December 31, 2005	4,916,677	$10.74
Granted	4,564,297	$7.89
Vested	(1,662,942)	$7.23
Forfeited	(716,558)	$10.15
Unvested as of December 31, 2006	7,101,474	$9.31

As of December 31, 2006, there were $39 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of two years.

On February 17, 2005, we granted 173,867 restricted stock units to Trevor Fetter.  The fair value of the restricted stock units issued was $10.63 per share, the closing price of our common stock on that date.

On February 16, 2005, we granted other employees approximately 1.8 million restricted stock units.  The fair value of the restricted stock units issued was $10.52 per share, the closing price of our common stock on that date. Other grants were made during the year to directors and new employees.

Restricted Stock

In January 2003, we issued 200,000 shares of restricted stock to Trevor Fetter.  The stock vests on the second, third and fourth anniversary dates of the grant provided that Mr. Fetter is still employed by us and continues to hold 100,000 shares of our common stock purchased by him as a condition of the issuance of the restricted stock.

The following table summarizes restricted stock activity during the year ended December 31, 2006:

	Shares	Weighted Average Grant Date Fair Value Per Share

Unvested as of December 31, 2005	133,333	$18.64
Granted	—	—
Vested	(66,666)	18.64
Forfeited	—	—
Unvested as of December 31, 2006	66,667	$18.64

As of December 31, 2006, there were $0.1 million of total unrecognized compensation costs related to restricted stock. These costs are expected to be recognized through January 2007.

EMPLOYEE STOCK PURCHASE PLAN

We have an employee stock purchase plan under which we are authorized to issue up to 14,250,000 shares of common stock to our eligible employees. As of December 31, 2006, there were approximately 1,210,000 shares available for issuance under the plan. Under the terms of the plan, eligible employees may elect to have between 1% and 10% of their base earnings withheld each quarter to purchase shares of our common stock. Shares are purchased on the last day of the quarter at a price equal to 95% of the closing price on the last day of the quarter. Prior to July 1, 2004, shares were purchased at a price equal to 85% of either the closing price on the first day of the quarter or the closing price on the last day of the quarter, whichever was lower. The plan requires a one-year holding period for all shares issued. The holding period does not apply upon termination of employment. Under the plan, no individual may purchase, in any year, shares with a fair market value in excess of $25,000. This plan is currently not considered to be compensatory under SFAS 123(R).

Under the plan, we sold the following numbers of shares in the years ended December 31, 2006, 2005 and 2004:

	Years ended December 31,
	2006	2005	2004
Number of shares	783,577	782,603	1,876,494
Weighted average price	$7.14	$10.87	$10.33

EMPLOYEE RETIREMENT PLANS

Substantially all of our employees, upon qualification, are eligible to participate in a defined contribution 401(k) plan. Under the plan, employees may contribute 1% to 25% of their eligible compensation, and we match such contributions annually up to a maximum percentage for participants actively employed as of December 31. Prior to July 1, 2004, we matched such contributions each pay period. Plan expense, primarily related to our contributions to the plan, were approximately $51 million, $74 million and $76 million for the years ended December 31, 2006, 2005 and 2004, respectively. Such amounts are reflected in salaries, wages and benefits in the Consolidated Statements of Operations. In 2005 and 2004, the maximum company matching percentage was 5%. Effective January 1, 2006, we reduced the matching percentage from 5% to 3%.

Certain of our current and former executives participate in Supplemental Executive Retirement Plans (“SERPs”). We maintain one active and two frozen non-qualified defined benefit pension plans that provide these supplemental retirement benefits. These plans’ obligations are paid from our working capital.  Pension benefits are generally based on years of service and compensation. The SERPs have been actuarially valued by an independent third party and the expense associated with the SERPs is accrued and classified as salaries, wages and benefits in the accompanying Consolidated Statements of Operations. The SERPs were unfunded at December 31, 2006 and 2005. SERP obligations under one of the frozen plans are collateralized by certain of our real properties.

Effective December 31, 2006, we adopted SFAS 158.  Prior to adopting SFAS 158, we accounted for the SERPs in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.”

The following tables summarize the balance sheet impact, as well as the benefit obligations, funded status and rate assumptions associated with the SERPs based on actuarial valuations prepared as of December 31, 2006 and 2005:

	December 31,
	2006	2005
Reconciliation of funded status of plans and amounts included in the Consolidated Balance Sheets:
Projected benefit obligations
Beginning obligations	$(252)	$(241)
Service cost	(2)	(2)
Interest cost	(13)	(13)
Actuarial gain (loss)	4	(7)
Benefits paid	14	11
Ending obligations	(249)	(252	)(1)
Fair value of plans’ assets	—	—
Funded status of plans	$(249)	$(252)

	December 31,
	2006	2005
Amounts recognized in the Consolidated Balance Sheets consist of
Intangible asset	$—	$12
Current liability	(15)	(12	)(1)
Non-current liability	(234)	(237	)(1)
Accumulated other comprehensive loss	34	28
	$(215)	$(209)
Assumptions:
Discount rate	5.75%	5.50%
Compensation increase rate	4.00%	4.00%
Measurement date	December 31, 2006	December 31, 2005

(1)   The $3 million difference between the projected benefit obligation ($252 million) and the amounts recognized on the Consolidated Balance Sheet at December 31, 2005 ($249 million accumulated benefit obligation) was not required to be recognized prior to the adoptions of SFAS 158.  The accumulated benefit obligation at December 31, 2006 was approximately $247 million.

The components of net periodic benefit costs and related assumptions are as follows:

	Year Ended December 31,
	2006	2005	2004

Service costs	$2	$2	$1
Interest costs	13	14	14
Amortization of prior year service costs	3	3	3
Amortization of net actuarial loss	1	—	—
Net periodic benefit cost	$19	$19	$18
Assumptions:
Discount rate	5.50%	5.75%	6.00%
Long-term rate of return on assets	n/a	n/a	n/a
Compensation increase rate	4.00%	4.00%	4.00%
Measurement date	January 1, 2006	January 1, 2005	January 1, 2004
Census date	January 1, 2006	January 1, 2005	January 1, 2004

Net periodic benefit costs for the current year are based on assumptions determined at the valuation date of the prior year.

We have recorded adjustments of $34 million to accumulated other comprehensive loss as of December 31, 2006 to recognize the funded status of our SERP’s. Under SFAS 158, future changes in funded status are recorded as a direct increase or decrease to shareholders’ equity through accumulated other comprehensive income. Net actuarial gains of $4 million were recognized in other comprehensive income (loss) during the year ended December 31, 2006.  Cumulative net actuarial losses of $25 million and unrecognized prior service costs of $9 million as of December 31, 2006 have not yet been recognized as components of net periodic benefit costs, of which $1 million and $3 million, respectively, are expected to be recognized as components of net periodic benefit costs during the year ending December 31, 2007.

We adopted SFAS 158 effective December 31, 2006.  The following table reflects the impact of the adoption of this new accounting pronouncement:

December 31,
2006
Before adoption of SFAS 158:
Intangible asset	$9
Total assets	8,548
Liability for pension benefits	(247)
Accumulated other comprehensive loss	34
Total shareholders’ equity	253
Impact of changes:
Intangible asset	$(9)
Total assets	(9)
Liability for pension benefits	(2)
Accumulated other comprehensive loss	11
Total shareholders’ equity	11
After adoption of SFAS 158:
Intangible asset	$—
Total assets	8,539
Liability for pension benefits	(249)
Accumulated other comprehensive loss	45
Total shareholders’ equity	264

The following table presents the estimated future benefit payments for the next five years and in the aggregate for the five years thereafter:

		Years Ended December 31,					Later
	Total	2007	2008	2009	2010	2011	Years
SERP benefit payments	$180	$17	$18	$18	$18	$18	$91

The SERP obligations of $249 million at December 31, 2006 are classified on the Consolidated Balance Sheet as a current liability ($17 million) and a noncurrent liability ($232 million) based on an estimate of the expected payment patterns.

NOTE 8.  SELECTED BALANCE SHEET DETAILS

The principal components of other current assets are shown in the table below:

	December 31,
	2006	2005
Other receivables, net	$143	$125
Prepaid expenses	103	97
Other current assets	$246	$222

The principal components of property and equipment are shown in the table below:

	December 31,
	2006	2005
Land	$346	$401
Buildings and improvements	3,546	3,868
Construction in progress	390	360
Equipment	2,565	2,573
	6,847	7,202
Accumulated depreciation and amortization	(2,548)	(2,582)
Net property and equipment	$4,299	$4,620

Property and equipment is stated at cost, less accumulated depreciation and amortization and impairment write-downs related to assets held and used.

NOTE 9.  OTHER INTANGIBLE ASSETS

The following table provides information regarding other intangible assets, which are included in the Consolidated Balance Sheets as of December 31, 2006 and 2005:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of December 31, 2006:
Capitalized software costs	$327	$(138)	$189
Long-term debt issue costs	51	(10)	41
Other	2	(1)	1
Total	$380	$(149)	$231
As of December 31, 2005:
Capitalized software costs	$315	$(128)	$187
Long-term debt issue costs	41	(6)	35
Intangible assets related to retirement benefit plans	12	—	12
Operating licenses and trademarks	5	—	5
Other	2	—	2
Total	$375	$(134)	$241

Estimated future amortization of intangibles with definite useful lives as of December 31, 2006 is as follows:

		Years Ending December 31,					Later
	Total	2007	2008	2009	2010	2011	Years
Amortization of intangible assets	$231	$33	$27	$24	$21	$20	$106

NOTE 10.  INVESTMENTS

The principal components of investments and other assets in our Consolidated Balance Sheets are as follows:

	December 31,
	2006	2005
Collateralized bonds(1)	$95	$99
Marketable debt securities(2)	77	91
Equity investments in unconsolidated health care entities(3)	41	49
Other	1	2
Total investments	214	241
Cash surrender value of life insurance policies	80	64
Long-term deposits	47	38
Land held for expansion, long-term receivables and other assets	42	37
Investments and other assets	$383	$380

(1)      The collateralized bonds were issued by a local hospital authority from which we lease and operate two hospitals in Dallas, Texas. Of the $95 million at December 31, 2006, $31 million matures in 2007 and $64 million matures in 2010.

(2)      In 2005, the investment strategy for our captive insurance portfolios was changed from a total return concept to a liability matching concept, and a new investment manager was hired. The intent of the new strategy is to generally hold securities purchased on behalf of the portfolios until maturity, unless cash requirements dictate otherwise. As a result, the classification of the portfolios is long-term investments, but such portfolios are considered available-for-sale.

(3)      Equity earnings of unconsolidated affiliates are included in net operating revenues in the Consolidated Statements of Operations and were $6 million, $10 million and $14 million in the years ended December 31, 2006, 2005 and 2004, respectively.

Our policy is to classify investments that may be needed for cash requirements as “available for sale.” In doing so, the carrying values of the shares and debt instruments are adjusted at the end of each accounting period to their market values. This is done through a credit or charge to other comprehensive income (loss), net of taxes.  At December 31, 2006, there was $1 million of accumulated unrealized losses on these investments. There was no material accumulated unrealized gain (loss) on these investments at December 31, 2005.

NOTE 11.  OTHER COMPREHENSIVE INCOME (LOSS)

Our accumulated other comprehensive loss is comprised of the following:

	Year Ended December 31,
	2006	2005
Unamortized realized losses from interest rate lock derivatives	$(12)	$(13)
Adjustments for supplemental executive retirement plans	(34)	(28)
Unrealized losses on securities held as available-for-sale	(1)	—
Cumulative foreign currency translation adjustment	2	2
Accumulated other comprehensive loss	$(45)	$(39)

The table below shows the tax effect allocated to each component of other comprehensive income (loss) for the years ended December 31, 2006, 2005 and 2004. The components of accumulated other comprehensive loss have no tax effect in 2006 and 2005 due to the recording of a deferred tax asset valuation allowance in the fourth quarter of 2004.

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Year ended December 31, 2006
Adjustments for supplemental executive retirement plans	$5	$—	$5
Unrealized losses on securities held as available-for-sale	(1)	—	(1)
Less: reclassification adjustment for realized losses included in net loss	1	—	1
	$5	$—	$5
Year ended December 31, 2005
Adjustments for supplemental executive retirement plans	$(28)	$—	$(28)
Less: reclassification adjustment for realized losses included in net loss	2	—	2
	$(26)	$—	$(26)
Year ended December 31, 2004
Foreign currency translation adjustment	$(5)	$2	$(3)
Less: reclassification adjustment for realized gains included in net loss	(3)	1	(2)
	$(8)	$3	$(5)

NOTE 12.  PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

On July 6, 2006, we announced a settlement totaling $340 million had been reached with our property insurers regarding claims related to the physical damage and business interruption we sustained as a result of Hurricane Katrina. Also during July 2006, we received $240 million, which was reflected in receivable for insurance recoveries in our Consolidated Balance Sheet at June 30, 2006, in addition to the $100 million previously received, in full resolution of our claims. Of the $100 million recorded earlier, $64 million was recorded in the quarter ended December 31, 2005 and $36 million was recorded in the quarter ended March 31, 2006, both as an offset to property damage recorded in impairment of long-lived assets, now in discontinued operations. The $240 million of additional insurance recoveries was recorded in the quarter ended June 30, 2006 as an offset to impairment of long-lived assets in continuing operations in the amount of $3 million, and in discontinued operations in the amount of $28 million, representing recovery of property damage. The remaining $209 million was recorded as an offset to hurricane costs in the amount of $16 million in continuing operations and $193 million in discontinued operations, representing business interruption and other cost recoveries.

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

Under the policies in effect for the period April 1, 2006 through March 31, 2007, we currently have coverage totaling $600 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million each for windstorms, floods and earthquakes. The new program also has an increased deductible for wind-related claims of 5% of insured values. If our limits are exhausted during the policy period, we may be able to reinstate, in certain situations, windstorm coverage for additional premiums with certain of our carriers. With respect to fires and other perils, excluding windstorms, floods and earthquakes, the total $600 million limit of coverage per occurrence applies. Deductibles are also 5% of insured values for California earthquakes and floods, 2% of insured values for New Madrid fault earthquakes, and $1 million for fires and other perils.

Professional and General Liability Insurance

At December 31, 2006, the current and long-term professional and general liability reserves on our balance sheet were approximately $731 million. These reserves include the reserves recorded by our captive insurance subsidiaries and self-insured retention reserves based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity composite rate of 4.76% and 4.15% at December 31, 2006 and 2005, respectively, compared to the Federal Reserve ten-year maturity composite rate of 4.0% used at December 31, 2004.

Self-insured retentions are determined for each claim period based on the following insurance policies in effect:

•                   Policy period June 1, 2006 through May 31, 2007—Our hospitals generally have a self-insurance retention per occurrence of $2 million for losses incurred during the policy period. Our captive insurance company, The Healthcare Insurance Corporation, has a self-insured retention of $13 million per occurrence. The next $10 million of claims in excess of $15 million are 100% reinsured by The Healthcare Insurance Corporation with independent reinsurance companies. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies from major independent insurance companies, on a claims-made basis, subject to an aggregate limit of $275 million.

•                   Policy period June 1, 2005 through May 31, 2006—Our hospitals generally have a self-insurance retention per occurrence of $2 million for losses incurred during this policy period. Our captive insurance company, The Healthcare Insurance Corporation, has a self-insured retention of $13 million per occurrence. The next $10 million of claims in excess of $15 million are 97.5% reinsured by The Healthcare Insurance Corporation with independent reinsurance companies, with The Healthcare Insurance Corporation retaining the remaining 2.5% or $250,000 per claim. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies from major independent insurance companies, on a claims-made basis, subject to an aggregate limit of $275 million.

•                   Policy period June 1, 2004 through May 31, 2005—Our hospitals generally have a self-insurance retention per occurrence of $2 million for losses incurred during this policy period. Our captive insurance company, The Healthcare Insurance Corporation, has a self-insured retention of $13 million per occurrence. Claims in excess of $15 million per occurrence are reinsured, and The Healthcare Insurance Corporation bears 17.5% of the first $10 million of reinsurance claims. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies from major independent insurance companies, on a claims-made basis, subject to an aggregate limit of $275 million.

•                   Policy period June 1, 2003 through May 31, 2004—Our hospitals generally have a self-insurance retention per occurrence of $2 million for losses incurred during this policy period. Our captive insurance company, The Healthcare Insurance Corporation, has a self-insured retention of $13 million per occurrence. Claims in excess of $15 million per occurrence are reinsured up to $25 million. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies from major independent insurance companies, on a claims-made basis, subject to an aggregate limit of $275 million.

•                   Policy periods prior to June 1, 2003—Our hospitals’ self-insured retentions were generally $1 million to $2 million per occurrence. Our wholly owned insurance subsidiaries, Hospital Underwriting Group and The Healthcare Insurance Corporation, had self-insured retentions of $2 million and $3 million, respectively, per occurrence subject to a $50 million aggregate limit on Hospital Underwriting Group’s policy periods prior to June 1, 2002. Claims in excess of these aggregate self-insured retentions per occurrence of $3 million and $5 million, respectively, are reinsured with major independent insurance companies up to $25 million. Claims in excess of $25 million are generally covered by our excess professional and general liability insurance policies, on a claims-made basis, subject to aggregate limits.

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

We have sought recovery under our excess professional and general liability insurance policies for up to $275 million of our $395 million settlement, in December 2004, of the patient litigation related to Redding Medical Center, but our insurance carriers have raised objections to coverage under our policies. We are pursuing all means available against the insurance carriers in seeking coverage, including, where permitted, filing arbitration demands. If our policy aggregate limitations should be partially or fully exhausted in the future, our financial condition, results of operations or cash flows could be materially adversely affected. Based on our actuarial review, we have provided for losses that exceed our self-insured retentions and, for the policy periods ended May 31, 2001 and 2002, are estimated to exceed the amount covered by Hospital Underwriting Group. Any losses not covered by or in excess of the amounts maintained under insurance policies will be funded from our working capital.

Included in other operating expenses in the accompanying Consolidated Statements of Operations is malpractice expense of $192 million, $200 million and $215 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 13.  CLAIMS AND LAWSUITS

In June 2006, we entered into a broad civil settlement agreement with the U.S. Department of Justice (“DOJ”) and other federal agencies that concluded several previously disclosed governmental investigations, including inquiries into our receipt of certain Medicare outlier payments before 2003, physician financial arrangements and Medicare coding issues, as well as various whistleblower actions brought by private citizens on behalf of the government concerning allegedly excessive or inappropriate claims to government health care programs. With this global settlement and the settlement of a number of other matters, which were disclosed in prior filings, we resolved the majority of the lawsuits and investigations related to legacy issues that had been ongoing for the past several years.

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

1.                                       Shareholder Derivative Actions and Securities Matter—In January 2006, we announced that we had reached an agreement in principle to settle the shareholder derivative action entitled In Re Tenet Healthcare Corporation Derivative Litigation, which was pending against certain current and former members of our board of directors and former members of senior management in California Superior Court in Santa Barbara. In March 2006, we paid a $5 million award of attorneys’ fees in connection with the settlement, which we recorded as a charge during the three months ended March 31, 2006. The shareholder derivative settlement received final court approval in May 2006; however, a notice of appeal of the settlement was filed in July 2006. We are defending the trial court’s decision on appeal.

A consolidated shareholder derivative action is pending in federal district court in California against certain current and former members of our board of directors and former members of senior management. Tenet is also named as a nominal defendant. The shareholder plaintiffs allege various causes of action on behalf of the Company and for our benefit, including breach of fiduciary duty, insider trading and other causes of action. We anticipate that this matter will be dismissed now that the state court in Santa Barbara has approved the settlement of the state derivative litigation, subject to the appeal described above. The federal court has stayed all proceedings in this case until our motion to dismiss is filed and resolved. Counsel for plaintiffs, however, have filed a motion seeking $10 million in fees, claiming that they brought about the settlement in the state derivative litigation. We have opposed the motion, which is fully briefed. The parties are awaiting the court’s ruling, but no ruling date has been scheduled.

In June 2006, four purported Tenet shareholders who opted out of the settlement of the federal securities class action lawsuit entitled In Re Tenet Healthcare Corporation Securities Litigation filed a civil complaint in federal court in California against the Company, certain former executive officers of the Company and KPMG LLP (“KPMG”), the Company’s independent registered public accounting firm. Plaintiffs allege that the Company, KPMG and the former executives are liable for securities fraud under Section 10(b) of and Rule 10b-5 under the Securities Exchange Act of 1934, and that each of the former executive defendants are liable for control person liability pursuant to Section 20(a) of the Exchange Act. Plaintiffs seek an undisclosed amount of compensatory damages and reasonable attorneys’ fees and expenses.

2.                                       SEC Investigation—The SEC is conducting a formal investigation of whether the disclosures in our financial reports relating to Medicare outlier reimbursements and stop-loss payments under managed care contracts were misleading or otherwise inadequate, and whether there was any improper trading in our securities by certain of our current and former directors and officers. The SEC served a series of document requests and subpoenas for testimony on the Company and certain of our current and former employees, officers and directors, as well as KPMG. In April 2005, we announced that we had received a “Wells Notice” from the staff of the SEC in connection with this investigation, and that we had been informed that Wells Notices had also been issued to certain former senior executives of the Company who left their positions in 2003 and 2002. A Wells Notice indicates that the SEC’s staff intends to recommend that the agency bring a civil enforcement action against the recipients for possible violations of federal securities laws. Recipients of Wells Notices have the opportunity to respond before the SEC’s staff makes its formal recommendation on whether any action should be brought. We submitted a response in May 2005.

In mid-2005, the SEC also began investigating allegations made by a former employee that inappropriate contractual allowances for managed care contracts may have been established at three of our California hospitals through at least fiscal year 2001. At the request of the audit committee of our board of directors, the board’s independent outside counsel, Debevoise & Plimpton LLP (“Debevoise”), conducted an investigation of these allegations utilizing the forensic accounting services of Huron Consulting Group (“Huron”). This investigation was expanded and included determining whether similar issues might have affected other Tenet hospitals during the periods mentioned in the allegations and any other pertinent periods. During the first quarter of 2006, Debevoise and Huron completed their investigation and presented the results of their findings to the audit committee. Based on these findings, the audit committee determined that it was necessary to restate our previously reported financial statements. The restated financial statements were presented in our Annual Report on Form 10-K for the year ended December 31, 2005, and the restatement adjustments were described in Note 2 to the Consolidated Financial Statements therein. During the pendency of the investigation, we provided regular updates to the SEC, and we subsequently advised the SEC of the ultimate findings. Throughout, we have cooperated with the SEC with respect to its investigation, including responding to subsequent requests for voluntary production of documents, as well as a subpoena request for documents dated October 6, 2005. In the three months ended December 31, 2006, we recorded an accrual of $10 million as an estimated liability to address the potential resolution of this matter.

3.                                       Wage and Hour Actions—We are the defendant in a proposed class action lawsuit alleging that our hospitals violated certain provisions of the California Labor Code and applicable California Industrial Welfare Commission Wage Orders with respect to (a) meal breaks, (b) rest periods, (c) the payment of compensation for meal breaks and rest periods not taken, (d) “rounding off” practices for time entries on timekeeping records, (e) the information shown on pay stubs and (f) certain overtime payments. Plaintiffs are seeking back pay, statutory penalties and attorneys’ fees, and seek to certify this action on behalf of virtually all nonexempt employees of our California subsidiaries. Another proposed class action pending in Southern California also involves allegations regarding unpaid overtime. The lawsuit alleges that our pay practices since 2000 for California-based 12-hour shift employees violate California and federal overtime laws by virtue of the alleged failure to include certain payments known as Flexible (or California) Differential payments in the regular rate of pay that is used to calculate overtime pay. Plaintiff is seeking back pay, statutory penalties and attorneys’ fees. We have recorded an accrual of $24 million ($18 million in the three months ended June 30, 2006 and $6 million in prior years) as an estimated liability for the wage and hour actions and other unrelated employment matters.

4.                                       Investigation by Louisiana Attorney General’s Office—In connection with an investigation into patient deaths that occurred at various hospitals and nursing homes following Hurricane Katrina, the Louisiana Attorney General’s Office conducted a review of events that occurred during the hurricane at two Tenet hospitals in New Orleans — Memorial Medical Center (which we have since divested) and Lindy Boggs Medical Center (which is currently closed). On October 1, 2005, representatives of the Louisiana Attorney General’s Office conducted a search of Memorial’s campus pursuant to a search warrant issued by an Orleans Parish state judge on September 30, 2005. Certain records and other materials were removed, including materials from a long-term acute care facility on Memorial’s campus, which was managed and operated under separate license by LifeCare Holdings Inc., which is not affiliated with us. The Attorney General’s Office also issued subpoenas to the Company and Memorial requesting documents pertaining to the matters under investigation and events occurring at the hospital during and after the hurricane. In addition, the Attorney General subpoenaed certain individuals he wanted to question on these matters, including a number of our employees. Subsequently, we learned in mid-July 2006 that the Louisiana Attorney General had referred the findings of his ten-month investigation to the New Orleans District Attorney. The Attorney General’s Office also announced in July 2006 that it had issued arrest warrants for two nurses who were employees of Memorial and one doctor who was not our employee, but was on the medical staff at Memorial, alleging that they may have administered pain medication that hastened the deaths of four patients of LifeCare’s facility in the aftermath of the hurricane. These individuals have not yet been charged.

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

After the settlement, the IRS issued a statutory notice of tax deficiency for $67 million in the fourth quarter of 2005 related to the remaining disputed items for fiscal years May 31, 1995, 1996 and 1997. The principal issues in dispute included the deductibility of a portion of the civil settlement we paid to the federal government in 1994 related to our discontinued psychiatric hospital business and the computation of depreciation expense with respect to certain capital expenditures incurred during the fiscal years at issue. In early 2006, we filed a petition to contest the tax deficiency notice through formal litigation in Tax Court. Subsequently, on November 22, 2006, we announced that we had reached a settlement with the IRS to resolve the principal disputed issues, and, in December 2006, we paid $80 million as an advance payment of taxes and interest owed under the settlement with respect to those matters. One issue, relating to the timing of the deductibility of certain contributions to our health and welfare benefit plans, remains to be resolved with the IRS in connection with the tax examination for fiscal years ended May 31, 1995, 1996 and 1997. We are working with the IRS to resolve this matter without litigation; we anticipate that the ultimate resolution of this remaining issue and final settlement of this case will involve a cash payment to the IRS of no more than $5 million.

In September 2006, the IRS completed its examination of our federal tax returns for fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002. In October 2006, the IRS issued a Revenue Agent’s Report (“RAR”) in which it proposed to assess an aggregate tax deficiency of $207 million plus interest. The RAR addresses several disputed issues, including the computation of depreciation expense on certain capital expenditures, the deductibility of a portion of certain civil settlements we paid to the federal government, and the deductibility of a loss incurred on the disposition of a business. In the aggregate, the disputed issues comprise approximately $82 million, plus interest thereon of $28 million as of December 31, 2006. We believe our original deductions were appropriate, and we have appealed each of these disputed issues by filing a protest with the Appeals Division of the IRS. We believe we have adequately reserved for all probable tax matters presented in the RAR, including interest. We presently cannot determine the ultimate resolution of the disputed issues.

Of the aggregate proposed tax deficiency of $207 million, approximately $125 million is attributable to issues that are not in dispute. After taking into account net operating losses from 2004, which offset a portion of the undisputed tax deficiency, the remaining undisputed amount is reduced to approximately $85 million. We paid this undisputed tax deficiency of $85 million, plus interest thereon of $25 million, in December 2006.

In addition, our hospitals are routinely subject to sales and use tax audits and personal property tax audits by the state and local government jurisdictions in which they do business. The results of the audits are frequently disputed, and such disputes are ordinarily resolved by administrative appeals or litigation.

6.                                       Qui Tam Actions—We are defending a qui tam action in Texas that alleges violations of the federal False Claims Act by our hospitals in El Paso arising out of: (a) alleged violations of the federal anti-kickback statute in connection with certain financial arrangements with physicians; and (b) the alleged manipulation of the hospitals’ charges in order to increase outlier payments. The DOJ filed a statement of interest joining our first motion to dismiss this matter, which was granted in part and denied in part. In September 2006, we were served with a fourth amended complaint in this matter. We have again moved to dismiss the case. In November 2006, the government moved to dismiss the relators’ outlier claim. The district court has not yet ruled on the government’s motion.

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

7.                                       Civil RICO Case—We have been named as a defendant in a civil case in federal district court in Miami filed as a purported class action by Boca Raton Community Hospital, principally alleging that Tenet’s past pricing policies and receipt of Medicare outlier payments violated the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), causing harm to plaintiff. Plaintiff seeks unspecified amounts of damages (including treble damages under RICO), restitution, disgorgement and punitive damages. In December 2006, the district court denied plaintiff’s motion for class certification. Plaintiff subsequently petitioned the U.S. Court of Appeals for the Eleventh Circuit seeking permission to appeal the district court’s decision, which we opposed. On February 13, 2007, the Eleventh Circuit denied plaintiff’s petition for leave to appeal the district court’s decision. We have filed a motion for summary judgment on all claims, which is pending before the district court.

8.                                       Brockovich Lawsuit—Plaintiff Erin Brockovich, purportedly on behalf of the United States of America, filed a civil complaint alleging that we inappropriately received reimbursement from Medicare for treatment given to patients whose injuries were caused as a result of medical error or neglect. Plaintiff is seeking damages of twice the amount that defendants were allegedly obligated to pay or reimburse Medicare in connection with the treatment in question, plus interest, together with plaintiff’s costs and fees, including attorneys’ fees. Our motion to dismiss this matter was granted in November 2006; however, plaintiff has since filed notice of her intention to appeal the dismissal. We intend to defend the trial court’s decision on appeal.

9.                                       USC Litigation—  In August 2006, the University of Southern California filed a lawsuit in Los Angeles Superior Court against a Tenet subsidiary seeking to terminate a ground lease and a development and operating agreement between the University and the subsidiary, which built, owns and operates USC University Hospital, an acute care hospital located on land leased from the University in Los Angeles. The University’s complaint alleges that the lease and operating agreement should be terminated as a result of a default by us and seeks a judicial declaration terminating the agreements in an effort to force us to sell the hospital to the University. We strongly dispute the University’s claims and are seeking to compel arbitration of the dispute, which is mandated by the development and operating agreement. In December 2006, the trial court denied our motion to compel arbitration; however, on January 2, 2007, we filed an appeal of that decision, and the case has been stayed pending the appeal.

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

While we cannot predict the likelihood of future claims or inquiries, we expect that new matters may be initiated against us from time to time. These matters could (1) require us to pay substantial damages or amounts in judgments or settlements, which individually or in the aggregate could exceed amounts, if any, that may be recovered under our insurance policies where coverage applies and is available, (2) cause us to incur substantial expenses, (3) require significant time and attention from our management, and (4) cause us to close or sell hospitals or otherwise modify the way we conduct business.

The results of claims, lawsuits and investigations also cannot be predicted. We recognize that, where appropriate, our interests may be best served by resolving certain matters without litigation. If non-litigated resolution is not appropriate or possible with respect to a particular matter, we will defend ourselves vigorously. The ultimate resolution of significant claims against us, individually or in the aggregate, whether as a result of litigation or settlement, could have a material adverse effect on our business (both in the near and long term), financial condition, results of operations or cash flows.

We record reserves for claims and lawsuits when they are probable and reasonably estimable. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized in the accompanying Consolidated Financial Statements all potential liabilities that may result. If adversely determined, the outcome of some of these matters could have a material adverse effect on our business, liquidity, financial condition or results of operations.

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the years ended December 31, 2006, 2005 and 2004:

	Balances at	Additions Charged To:				Balances at
	Beginning of Period	Costs of Litigation and Investigations	Other Accounts(1)	Cash Payments	Other(2)	End of Period
Year ended December 31, 2006
Continuing operations	$308	$766	$—	$(675)	$(78)	$321
Discontinued operations	5	(35)	(4)	(21)	56	1
	$313	$731	$(4)	$(696)	$(22)	$322
Year ended December 31, 2005
Continuing operations	$40	$212	$—	$(56)	$112	$308
Discontinued operations	—	—	5	—	—	5
	$40	$212	$5	$(56)	$112	$313
Year ended December 31, 2004
Continuing operations	$203	$74	$25	$(262)	$—	$40
Discontinued operations	—	395	8	(403)	—	—
	$203	$469	$33	$(665)	$—	$40

(1)   Charges are included in other operating expenses in the Consolidated Statements of Operations. The discontinued operations charges were recorded as adjustments to net operating revenues within income (loss) from operations of asset group.

(2)   Other items in 2006 include the funding of $75 million from our insurance carriers for the settlement of a securities class action lawsuit, which was included in receivable for insurance recoveries in the Consolidated Balance Sheet as of December 31, 2005, and $56 million in insurance recoveries related to the Redding Medical Center settlement in December 2004, which were received in 2006.  Other items in 2005 include the reclassification of reserves established in prior years, including $34 million related to a Medicare coding matter, and the accrual of $75 million as an estimated minimum liability for securities and shareholder matters, which was offset by a corresponding $75 million receivable for amounts expected to be recovered from our insurance carriers.

For the years ended December 31, 2006, 2005 and 2004, we recorded total costs (recoveries) of $731 million, $217 million and $502 million, respectively, in connection with significant legal proceedings and investigations, including $(35) million, $5 million and $403 million in 2006, 2005 and 2004, respectively, that were reflected in discontinued operations. The 2006 expense consisted primarily of the June 2006 global civil settlement of $711 million ($725 million settlement plus $20 million of interest, less $34 million accrued in a prior period), the May 2006 civil settlement of $21 million in connection with Alvarado Hospital Medical Center and accruals of $28 million as estimated minimum liabilities for other legal matters, partially offset by the insurance recoveries of $56 million related to the settlement of patient litigation at our former Redding Medical Center and a reversal of reserves recorded in prior years. The 2005 expenses consisted primarily of $140 million for the net settlement of a securities lawsuit, $7 million in final settlement of matters related to Redding Medical Center, $7 million to settle several issues with the Florida Attorney General, and legal and other costs to defend ourselves in other ongoing matters, in particular the Alvarado trial and the SEC investigation. The December 31, 2004 costs include the fourth quarter settlement and payment of $395 million related to patient litigation at Redding Medical Center and a $30 million accrual of an estimated liability to address the potential resolution of a number of civil lawsuits arising out of pricing strategies at facilities owned or formerly owned by our subsidiaries.

NOTE 14.  INCOME TAXES

The provision for income taxes for continuing operations for the years ended December 31, 2006, 2005 and 2004 consists of the following:

	Years ended December 31
	2006	2005	2004
Current tax expense (benefit):
Federal	$(156)	$(26)	$(119)
State	4	4	7
	(152)	(22)	(112)
Deferred tax expense (benefit):
Federal	(104)	(28)	388
State	(6)	(34)	19
	(110)	(62)	407
	$(262)	$(84)	$295

A reconciliation between the amount of reported income tax expense (benefit) and the amount computed by multiplying loss from continuing operations before income taxes by the statutory federal income tax rate is shown below:

	Years ended December 31,
	2006	2005	2004
Tax provision (benefit) at statutory federal rate of 35%	$(397)	$(136)	$(546)
State income taxes, net of federal income tax benefit	(26)	(11)	(19)
Nondeductible goodwill impairment charges	52	—	268
Change in valuation allowance	140	101	569
Change in tax contingency reserves, including interest	(42)	(24)	18
Other items	11	(14)	5
	$(262)	$(84)	$295

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table discloses those significant components of our deferred tax assets and liabilities, including any valuation allowance:

	December 31, 2006		December 31, 2005
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed-asset differences	$—	$523	$—	$622
Reserves related to discontinued operations and restructuring charges	17	—	31	—
Receivables (doubtful accounts and adjustments)	103	—	151	—
Accruals for retained insurance risks	363	—	365	—
Intangible assets	—	2	38	—
Other long-term liabilities	152	—	46	—
Benefit plans	162	—	169	—
Other accrued liabilities	32	—	113	—
Investments and other assets	—	7	6	—
Net operating loss carryforwards	621	—	429	—
Stock-based compensation	246	—	243	—
Other items	23	—	—	11
	1,718	532	1,591	633
Valuation allowance	(1,224)	—	(1,063)	—
	$494	$532	$528	$633

At December 31, 2006, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss carryforwards of approximately $1.75 billion expiring in 2024 to 2026, (2) approximately $6 million in alternative minimum tax credits with no expiration, and (3) general business credit carryforwards of approximately $10 million expiring in 2023 to 2026.

At December 31, 2006, the valuation allowance on our deferred tax assets was $1.224 billion. During 2006, the valuation allowance was increased by $161 million, of which $140 million was recorded in continuing operations, $20 million in discontinued operations, $(1) million in cumulative effect of a change in accounting principle and $2 million in other comprehensive loss.

At December 31, 2005, the valuation allowance on our deferred tax assets was $1.063 billion. During 2005, the valuation allowance was increased by $274 million, of which $101 million was recorded in continuing operations, $157 million in discontinued operations, $6 million in cumulative effect of a change in accounting principle and $10 million in other comprehensive loss.

Income tax expense in the year ended December 31, 2004 included the impact of establishing a $789 million valuation allowance for our deferred tax assets during the fourth quarter of 2004. Approximately $569 million of this valuation allowance was recorded as income tax expense in continuing operations and $220 million was recorded as income tax expense in discontinued operations.

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

Through the third quarter of 2004, we concluded that it was more likely than not that the deferred tax assets were realizable. However, we determined that it was appropriate to record a valuation allowance after considering and weighing all evidence in the fourth quarter of 2004. In making our assessment for the fourth quarter of 2004, our adverse results of operations was a negative factor. In addition, the negative factors of having pretax losses for the two consecutive years ended December 31, 2004, and a cumulative pretax loss at the end of the three-year period ended December 31, 2004, together with the possibility of losses in early future years, imposed a high standard for compelling objective positive evidence to exist in order to overcome the negative factors indicating that the deferred tax assets may not be realized. We established the valuation allowance as a result of assessing the realization of our deferred tax assets based on the fact that we incurred significant impairment charges, legal settlements and continued adverse results of operations in the fourth quarter of 2004, combined with having a cumulative loss for the three-year period ended December 31, 2004, which is considered “negative evidence” under SFAS 109. We concluded that as a result of this negative evidence, SFAS 109 precludes us from relying upon our forecasts of future income for the purpose of supporting the realization of the deferred tax assets under the more likely than not standard.

In May 2003, the IRS completed an examination of our federal income tax returns for fiscal years ended May 31, 1995, 1996 and 1997 and issued a Revenue Agent’s Report. During 2005, we recorded adjustments of $41 million ($32 million in continuing operations and $9 million in discontinued operations) to reduce our estimated liability for interest related to audit contingencies as a result of the resolution of several disputed issues. Among these issues was a disputed adjustment with respect to the timing of the recognition of income for tax purposes pertaining to Medicare and Medicaid net revenues, which we resolved by agreeing to spread the impact of the disputed adjustment over fiscal years ended May 31, 1995 through May 31, 2002. As a result of resolving these disputed issues, our tax liability for fiscal years May 31, 1995, 1996 and 1997 has been reduced by $67 million from $157 million to approximately $90 million. Approximately $23 million of the remaining $90 million is attributable to the issues that are no longer in dispute, and approximately $67 million is attributable to issues that are still in dispute. During the third quarter of 2005, we paid approximately $8 million of tax and interest to settle the issues that are no longer in dispute, which was comprised of tax of approximately $23 million plus accrued interest of approximately $15 million, less prior payments of $30 million.

After the settlement, the tax liability that remained in dispute for fiscal years ended May 31, 1995, 1996 and 1997 was approximately $67 million, for which the IRS issued a statutory notice of tax deficiency in the fourth quarter of 2005. The principal issues that remained in dispute included the deductibility of a portion of the civil settlement we paid to the federal government in 1994 related to our discontinued psychiatric hospital business and the computation of depreciation expense with respect to certain capital expenditures incurred during the foregoing fiscal years. In November 2006, we reached a settlement with the IRS to resolve the principal disputed issues. We paid $80 million as an advance payment of taxes and interest owed under the settlement with respect to those matters. One issue relating to the timing of the deductibility of certain contributions to our health and welfare benefit plans, remains to be resolved with the IRS in connection with the tax examination for fiscal years ended May 31, 1995, 1996 and 1997. We are working with the IRS to resolve this matter without litigation, and we anticipate that the ultimate resolution of this remaining issue and final settlement of this case will involve a cash payment to the IRS of no more than $5 million. We have fully provided for all tax exposures, including interest, related to the remaining disputed item.

In September 2006, the IRS completed its examination of our federal tax returns for fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002. In October 2006, the IRS issued a RAR in which it proposed to assess an aggregate tax deficiency of $207 million plus interest. The RAR addresses several disputed issues, including the computation of depreciation expense on certain capital expenditures, the deductibility of a portion of certain civil settlements we paid to the federal government and the deductibility of a loss incurred on the disposition of a business.  In the aggregate, the disputed issues comprise approximately $82 million, plus interest thereon of $28 million as of December 31, 2006.  We believe our original deductions were appropriate, and we have appealed each of these disputed issues by filing a protest with the Appeals Division of the IRS. We believe we have adequately provided for all probable tax matters presented in the RAR, including interest. We presently cannot determine the ultimate resolution of the disputed issues.

Of the aggregate proposed tax deficiency of $207 million, approximately $125 million is attributable to issues that are not in dispute.  After taking into account net operating losses from 2004, which offset a portion of the undisputed tax deficiency, the remaining undisputed amount is reduced to approximately $85 million.  We paid this undisputed tax deficiency of $85 million, plus interest thereon of $25 million, in December 2006.

NOTE 15.  LOSS PER COMMON SHARE

All potentially dilutive securities were excluded from the calculation of diluted loss per share for the years ended December 31, 2006, 2005 and 2004 because we reported a loss from continuing operations in each of those periods. In circumstances where we have a loss from continuing operations, the effect of employee stock options (or any other dilutive securities) is anti-dilutive, that is, losses have the effect of making the diluted loss per share from continuing operations less than the basic loss per share from continuing operations. Had we generated net income from continuing operations in these periods, the effect (in thousands) of employee stock options and restricted stock units on the diluted shares calculation would have been an increase in shares of 1,445 shares for the year ended December 31, 2006, 1,264 shares for the year ended December 31, 2005 and 491 shares for December 31, 2004.

Stock options (in thousands) whose exercise price exceeded the average market price of our common stock, and therefore, would not have been included in the computation of diluted shares if we had generated net income from continuing operations were 38,582 shares, 39,900 shares and 47,396 shares for the years ended December 31, 2006, 2005 and 2004, respectively. The decrease in options whose exercise price exceeded the average market price is due primarily to the exchange of stock options for restricted stock units as described in Note 7.

NOTE 16.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable, current portion of long-term debt, accounts payable, and accrued interest payable approximate fair value because of the short maturity of these instruments. The carrying values of investments, both short-term and long-term (excluding investments accounted for by the equity method), are reported at fair value. Long-term receivables are carried at cost and are not materially different from their estimated fair values. The fair value of our long-term debt is based on quoted market prices. At December 31, 2006 and 2005, the estimated fair value of our long-term debt was approximately 96.0% and 96.1%, respectively, of the carrying value of the debt.

NOTE 17.  RELATED PARTY TRANSACTIONS

We currently hold a 48% interest in Broadlane, Inc., which is accounted for under the equity method. We have entered into the following agreements with Broadlane:

•                   Management Outsourcing Agreement—We retained Broadlane to manage all functions of corporate materials management for us and each of our hospitals. We have also appointed Broadlane as our exclusive contracting and group-purchasing agent. This agreement, as amended, was entered into on December 9, 1999 for a ten-year term. Under the agreement, Broadlane earned administrative fees of approximately $19 million, $21 million and $20 million for the years ended December 31, 2006, 2005 and 2004, respectively, on contracted purchases made by our hospitals.

•                   Office Lease Guarantees—During 2000, we entered into agreements to guarantee Broadlane’s office building leases in Dallas and San Francisco for the original terms through April 2011 and November 2010, respectively. In 2006, we were released from the guarantee on the Dallas office building. Broadlane’s remaining minimum lease payments for the San Francisco lease total approximately $6 million as of December 31, 2006.

•                   Other Service and Consulting Agreements—We have entered into multiple consulting agreements with Broadlane, pursuant to which Broadlane provides diagnostic, sourcing and implementation services. Broadlane has also entered into agreements with several of our facilities to provide capital expenditure planning services. Further, Broadlane has performed additional services to reduce costs in both the supply chain and in nontraditional areas (such as recruiting and transcription) under our total cost management initiatives. We incurred approximately $4.0 million, $14.1 million and $15.3 million of expenses for the years ended December 31, 2006, 2005 and 2004, respectively, for these services.

NOTE 18.  RECENTLY ISSUED ACCOUNTING STANDARDS

The following summarizes noteworthy recently issued accounting standards:

•                   In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the circumstances in which a tax benefit may be recorded with respect to uncertain tax positions. The interpretation provides guidance for determining whether tax benefits may be recognized with respect to uncertain tax positions and, if recognized, the amount of such tax benefits that may be recorded. Under the provisions of FIN 48, tax benefits associated with a tax position may be recorded only if it is more likely than not that the claimed tax position will be sustained upon audit. FIN 48 applies to tax benefits claimed with respect to any uncertain tax position in any taxable year for which the statute of limitations for assessment of a tax deficiency has not expired, which generally includes our taxable years ended May 31, 1995 and subsequent. This interpretation is effective for us on January 1, 2007. At this time, we cannot estimate the impact of adopting FIN 48 on our consolidated financial statements, although the estimated impact, when determined, may be material.

•                   In September 2006, the FASB issued SFAS No. 157, “Defining Fair Value Measurement” (“SFAS 157”), to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions, which are throughout the various accounting pronouncements that require fair value measurements, in accordance with generally accepted accounting principles. SFAS 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction from the perspective of the market participant who holds the asset or liability. SFAS 157 is effective for us on January 1, 2008. We are still in the process of determining the estimated impact, if any, of SFAS 157 on our future consolidated financial statements.

•                   In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits a company to measure certain financial instruments at fair value that are not currently required to be measured at fair value.  The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 permits companies to choose, at specified election dates, to measure certain items at fair value and report unrealized gains and losses on such items in earnings. As an example, available-for-sale investments in debt and equity securities are eligible for the fair value option. Under the fair value option, unrealized gains and losses on such securities would be reported in earnings as opposed to other comprehensive income. If the fair value option were elected, cumulative unrealized gains or losses on such securities at the time of adoption of SFAS 159 would be reported as cumulative-effect adjustments to retained earnings. SFAS 159 is effective for us on January 1, 2008. We are still evaluating the potential impact of SFAS 159, but we do not expect SFAS 159 to have a material impact on our financial condition, results of operations or cash flows, if the fair value option is elected.

SUPPLEMENTAL FINANCIAL INFORMATION

SELECTED QUARTERLY FINANCIAL DATA
(UNAUDITED—See accompanying accountant’s report)

	Year ended December 31, 2006
	First	Second	Third	Fourth
Net operating revenues	$2,210	$2,195	$2,117	$2,179
Net income (loss)	$70	$(398)	$(89)	$(386)
Earnings (loss) per share:
Basic	$0.15	$(0.85)	$(0.19)	$(0.82)
Diluted	$0.15	$(0.85)	$(0.19)	$(0.82)

	Year ended December 31, 2005
	First	Second	Third	Fourth
Net operating revenues	$2,199	$2,142	$2,150	$2,123
Net loss	$(4)	$(33)	$(401)	$(286)
Loss per share:
Basic	$(0.01)	$(0.07)	$(0.85)	$(0.61)
Diluted	$(0.01)	$(0.07)	$(0.85)	$(0.61)

Quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly trends in patient accounts receivable collectibility and associated provisions for doubtful accounts; the timing and magnitude of price changes; fluctuations in contractual allowances, including the impact of the discounting components of our Compact; changes in Medicare regulations; Medicaid funding levels set by the states in which we operate; levels of malpractice expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses and costs related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and valuation allowances; the timing and amounts of stock option and restricted stock unit grants to employees, directors and others; and changes in occupancy levels and patient volumes. Factors that affect our patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: (1) the business environment of local communities; (2) the number of uninsured and underinsured individuals in local communities treated at our hospitals; (3) seasonal cycles of illness; (4) climate and weather conditions; (5) physician recruitment, retention and attrition; (6) advances in technology and treatments that reduce length of stay (7) local health care competitors; (8) managed care contract negotiations or terminations; (9) unfavorable publicity about us, which impacts our relationships with physicians and patients; and (10) the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

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

Management’s report on internal controls over financial reporting is set forth on page 64 and is incorporated herein by reference. The independent registered public accounting firm that audited the financial statements included in this report has issued an attestation report on management’s assessment of our internal control over financial reporting as set forth on page 65 herein.

During the fourth quarter of 2006, there were no changes to our internal controls over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding our directors and our corporate governance will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and such information is incorporated by reference to the definitive proxy statement. Information concerning our executive officers appears under Part I, Item 1, Business—Executive Officers, of this Form 10-K.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information regarding (1) security ownership of certain beneficial owners and management, (2) securities authorized for issuance under equity compensation plans and (3) related stockholder matters will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10- K, and such information is incorporated by reference to the definitive proxy statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information regarding transactions with management and other related parties can be found in Note 17 to the accompanying Consolidated Financial Statements. Additional information on related party transactions and information on director independence will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and such information is incorporated by reference to the definitive proxy statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Certain information regarding accounting fees and services will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and such information is incorporated by reference to the definitive proxy statement.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The Consolidated Financial Statements can be found on pages 67 through 105.

FINANCIAL STATEMENT SCHEDULES

Schedule II—Valuation and Qualifying Accounts (included on page 114).

All other schedules and financial statements of the Registrant are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

EXHIBITS

(3)          Articles of Incorporation and Bylaws

(a)             Amended and Restated Articles of Incorporation of the Registrant, as amended and restated July 23, 2003 (Incorporated by reference to Exhibit 3(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed August 8, 2003)

(b)            Restated Bylaws of the Registrant, as amended and restated November 6, 2003 (Incorporated by reference to Exhibit 3(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed November 10, 2003)

(4)                   Instruments Defining the Rights of Security Holders, Including Indentures

(a)             Indenture, dated as of November 6, 2001, between the Registrant and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated November 6, 2001 and filed November 9, 2001)

(b)            Second Supplemental Indenture, dated as of November 6, 2001, between the Registrant and The Bank of New York, as Trustee, relating to 6 3/8 % Senior Notes due 2011 (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated November 6, 2001 and filed November 9, 2001)

(c)             Third Supplemental Indenture, dated as of November 6, 2001, between the Registrant and The Bank of New York, as Trustee, relating to 6 7/8% Senior Notes due 2031 (Incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K, dated November 6, 2001 and filed November 9, 2001)

(d)            Fourth Supplemental Indenture, dated as of March 7, 2002, between the Registrant and The Bank of New York, as Trustee, relating to 6 1/2 % Senior Notes due 2012 (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated and filed March 7, 2002)

(e)             Sixth Supplemental Indenture, dated as of January 28, 2003, between the Registrant and The Bank of New York, as Trustee, relating to 7 3/8% Senior Notes due 2013 (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated January 28, 2003 and filed January 31, 2003)

(f)               Seventh Supplemental Indenture, dated as of June 18, 2004, between the Registrant and The Bank of New York, as Trustee, relating to 9 7/8% Senior Notes due 2014 (Incorporated by reference to Exhibit 4(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed August 3, 2004)

(g)            Eighth Supplemental Indenture, dated as of January 28, 2005, between the Registrant and The Bank of New York, as Trustee, relating to 9 1/4 % Senior Notes due 2015 (Incorporated by reference to Exhibit 4(g) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 8, 2005)

(10)             Material Contracts

(a)             Credit Agreement, dated as of November 16, 2006, among the Registrant, the Lenders and Issuers party thereto, Citicorp USA, Inc. as Administrative Agent, Bank of America, N.A. as Syndication Agent, Citigroup Global Markets Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Lead Book Runners, and General Electric Capital Corporation and The Bank of Nova Scotia as Co-Documentation Agents†

(b)            Civil Settlement Agreement, dated June 28, 2006, among the Registrant, Tenet HealthSystem HealthCorp., Tenet HealthSystem Holdings, Inc., Tenet HealthSystem Medical, Inc., OrNda Hospital Corp., the hospitals named therein and the United States of America (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated June 28, 2006 and filed June 29, 2006)•

(c)             Corporate Integrity Agreement, dated September 27, 2006, between the Registrant and the Office of Inspector General of the U.S. Department of Health and Human Services (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 7, 2006)

(d)            Second Amended and Restated Information Technology and Management Agreement, dated as of November 16, 2006, between the Registrant and Perot Systems Corporation†•

(e)             Letter from the Registrant to Trevor Fetter, dated November 7, 2002 (Incorporated by reference to Exhibit 10(k) to Registrant’s Transition Report on Form 10-K for the seven-month transition period ended December 31, 2002, filed May 15, 2003)*

(f)               Restricted Stock Agreement, dated as of January 21, 2003, between Trevor Fetter and the Registrant (Incorporated by reference to Exhibit 10(b) to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2003, filed April 14, 2003)*

(g)            Letter from the Registrant to Trevor Fetter dated September 15, 2003 (Incorporated by reference to Exhibit 10(l) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed November 10, 2003)*

(h)            Letter from the Registrant to Stephen L. Newman, dated November 27, 2006†*

(i)                Letter from the Registrant to Biggs C. Porter, accepted May 22, 2006 (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed August 9, 2006)*

(j)                Letter from the Registrant to E. Peter Urbanowicz, dated December 22, 2003 (Incorporated by reference to Exhibit 10(k) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004)*

(k)             Letter from the Registrant to Tim Pullen, dated November 17, 2003 (Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 9, 2006)*

(l)                Letter from the Registrant to Tim Pullen, dated January 3, 2006 (Incorporated by reference to Exhibit 10(i) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 9, 2006)*

(m)          Letter from the Registrant to Dr. Jennifer Daley, dated October 20, 2003 (Incorporated by reference to Exhibit 10 (k) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 9, 2006)*

(n)            Letter from the Registrant to Reynold Jennings, dated January 30, 2004 (Incorporated by reference to Exhibit 10 (i) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004)*

(o)            Form of Indemnification Agreement entered into with each of the Registrant’s directors (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 1, 2005)

(p)            Tenet Executive Severance Plan (Incorporated by reference to Exhibit 10(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed August 9, 2006)*

(q)            Board of Directors Retirement Plan, effective January 1, 1985, as amended August 18, 1993, April 25, 1994 and July 30, 1997 (Incorporated by reference to Exhibit 10(q) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003)*

(r)               Tenet Healthcare Corporation Fifth Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10(o) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 9, 2006)*

(s)             Seventh Amended and Restated Tenet 2001 Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated February 14, 2006 and filed February 17, 2006)*

(t)               Tenet 2006 Deferred Compensation Plan (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated February 14, 2006 and filed February 17, 2006)*

(u)            Tenet Healthcare Corporation Second Amended and Restated 1994 Directors Stock Option Plan†*

(v)            First Amended and Restated 1991 Stock Incentive Plan†*

(w)          Second Amended and Restated 1995 Stock Incentive Plan†*

(x)              Second Amended and Restated Tenet Healthcare Corporation 1999 Broad-Based Stock Incentive Plan†*

(y)            Third Amended and Restated Tenet Healthcare Corporation 2001 Stock Incentive Plan (Incorporated by reference to Exhibit (d)(1) to Registrant’s Tender Offer Statement on Schedule TO, filed on May 27, 2005)*

(z)              Form of Stock Award used to evidence grants of stock options and/or restricted units under the Third Amended and Restated Tenet Healthcare Corporation 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, dated February 14, 2006 and filed February 17, 2006)*

(aa)       Tenet Healthcare Corporation 2001 Annual Incentive Plan (Incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders held on October 10, 2001, filed August 21, 2001)*

(21)             Subsidiaries of the Registrant†

(23)             Consent of KPMG LLP†

(31)             Rule 13a-14(a)/15d-14(a) Certifications

(a)             Certification of Trevor Fetter, President and Chief Executive Officer†

(b)            Certification of Biggs C. Porter, Chief Financial Officer†

(32)             Section 1350 Certifications of Trevor Fetter, President and Chief Executive Officer, and Biggs C. Porter, Chief Financial Officer†

† Filed herewith.

•   Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tenet Healthcare Corporation

Date: February 26, 2007	By:	/s/ Biggs C. Porter
Biggs C. Porter Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 26, 2007	By:	/s/ Trevor Fetter
Trevor Fetter President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 26, 2007	By:	/s/ Biggs C. Porter
Biggs C. Porter Chief Financial Officer (Principal Financial Officer)

Date: February 26, 2007	By:	/s/ Timothy L. Pullen
Timothy L. Pullen Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: February 26, 2007	By:	/s/ Brenda J. Gaines
Brenda J. Gaines Director

Date: February 26, 2007	By:	/s/ Karen M. Garrison
Karen M. Garrison Director

Date: February 26, 2007	By:	/s/ Edward A. Kangas
Edward A. Kangas Director

Date: February 26, 2007	By:	/s/ J. Robert Kerrey
J. Robert Kerrey Director

Date: February 26, 2007	By:	/s/ Floyd D. Loop
Floyd D. Loop, M.D. Director

Date: February 26, 2007	By:	/s/ Richard R. Pettingill
Richard R. Pettingill Director

Date: February 26, 2007	By:	/s/ James A. Unruh
James A. Unruh Director

Date: February 26, 2007	By:	/s/ J. McDonald Williams
J. McDonald Williams Director

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In Millions)

	Balance at	Additions charged to:				Balance
	Beginning	Costs and	Other		Other	at End of
	of Period	Expenses(1)(2)	Accounts	Deductions(3)	Items(4)	Period
Allowance for doubtful accounts:
Year ended December 31, 2006	$594	$572	$—	$(657)	$(11)	$498
Year ended December 31, 2005	$688	$726	$—	$(819)	$(1)	$594
Year ended December 31, 2004	$496	$1,554	$—	$(1,350)	$(12)	$688

Valuation allowance for deferred tax assets
Year ended December 31, 2006	$1,063	$160	$1	$—	$—	$1,224
Year ended December 31, 2005	$789	$258	$16	$—	$—	$1,063
Year ended December 31, 2004	$—	$789	$—	$—	$—	$789

(1)   Includes amounts charged to loss from discontinued operations.

(2)   Before considering recoveries on accounts or notes previously written off.

(3)   Accounts written off.

(4)   Primarily balances of businesses sold.