Form 10-Q
period 2007-03-31
TENET HEALTHCARE CORP
filed 2007-05-08
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-7293

TENET HEALTHCARE CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	95-2557091
(State of Incorporation)	(IRS Employer
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

As of April 30, 2007, there were 473,020,163 shares of common stock outstanding.

TENET HEALTHCARE CORPORATION
TABLE OF CONTENTS

i

PART I.

ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in Millions
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$584	$784
Investments in marketable debt securities	38	39
Accounts receivable, less allowance for doubtful accounts ($483 at March 31, 2007 and $498 at December 31, 2006)	1,427	1,413
Inventories of supplies, at cost	180	184
Income tax receivable	173	171
Deferred income taxes	49	69
Assets held for sale	70	119
Other current assets	232	246
Total current assets	2,753	3,025
Investments and other assets	390	383
Property and equipment, at cost, less accumulated depreciation and amortization ($2,616 at March 31, 2007 and $2,548 at December 31, 2006)	4,275	4,299
Goodwill	601	601
Other intangible assets, at cost, less accumulated amortization ($159 at March 31, 2007 and $149 at December 31, 2006)	256	231
Total assets	$8,275	$8,539
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$22	$22
Accounts payable	664	775
Accrued compensation and benefits	324	390
Professional and general liability reserves	145	145
Accrued interest payable	105	130
Accrued legal settlement costs	88	71
Other current liabilities	485	392
Total current liabilities	1,833	1,925
Long-term debt, net of current portion	4,762	4,760
Professional and general liability reserves	588	586
Accrued legal settlement costs	229	251
Other long-term liabilities and minority interests	618	646
Deferred income taxes	78	107
Total liabilities	8,108	8,275
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 529,499,496 shares issued at March 31, 2007 and 527,384,164 shares issued at December 31, 2006	26	26
Additional paid-in capital	4,379	4,372
Accumulated other comprehensive loss	(46)	(45)
Accumulated deficit	(2,713)	(2,610)
Less common stock in treasury, at cost, 56,484,035 shares at March 31, 2007 and 55,798,815 shares at December 31, 2006	(1,479)	(1,479)
Total shareholders’ equity	167	264
Total liabilities and shareholders’ equity	$8,275	$8,539

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions,
Except Per-Share Amounts
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Net operating revenues	$2,279	$2,210
Operating expenses:
Salaries, wages and benefits	1,019	981
Supplies	408	411
Provision for doubtful accounts	141	121
Other operating expenses, net	522	480
Depreciation	81	76
Amortization	8	6
Impairment of long-lived assets and goodwill, and restructuring charges	3	29
Hurricane insurance recoveries, net of costs	—	3
Costs of litigation and investigations	(1)	16
Operating income	98	87
Interest expense	(106)	(102)
Investment earnings	11	17
Minority interests	(2)	(1)
Net gains on sales of investments	—	2
Income from continuing operations, before income taxes	1	3
Income tax (expense) benefit	92	(4)
Income (loss) from continuing operations, before discontinued operations and cumulative effect of change in accounting principle	93	(1)
Discontinued operations:
Income (loss) from operations	(21)	3
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	(9)	25
Hurricane insurance recoveries, net of costs	—	(1)
Litigation settlements, net of insurance recoveries	—	45
Net loss on sales of facilities	(1)	—
Income tax (expense) benefit	13	(3)
Income (loss) from discontinued operations, net of tax	(18)	69
Income before cumulative effect of change in accounting principle	75	68
Cumulative effect of change in accounting principle, net of tax	—	2
Net income	$75	$70

Basic and diluted earnings (loss) per common share and common equivalent share
Continuing operations	$0.20	$—
Discontinued operations	(0.04)	0.15
Cumulative effect of change in accounting principle, net of tax	—	—
	$0.16	$0.15
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	472,136	470,069
Diluted	474,326	470,069

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net income	$75	$70
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	89	82
Provision for doubtful accounts	141	121
Deferred income tax benefit	(2)	(1)
Stock-based compensation charges	11	11
Impairment of long-lived assets and goodwill, and restructuring charges	3	29
Costs of litigation and investigations	(1)	16
Pretax (income) loss from discontinued operations	31	(72)
Cumulative effect of change in accounting principle	—	(2)
Other items, net	(11)	10
Increases (decreases) in cash from changes in operating assets and liabilities:
Accounts receivable	(206)	(165)
Inventories and other current assets	10	14
Income taxes	(105)	4
Accounts payable, accrued expenses and other current liabilities	(208)	(264)
Other long-term liabilities	9	14
Payments against reserves for restructuring charges and litigation costs and settlements	(7)	(174)
Net cash provided by (used in) operating activities from discontinued operations, excluding income taxes	17	(14)
Net cash used in operating activities	(154)	(321)
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(99)	(95)
Purchases of property and equipment — discontinued operations	(1)	(22)
Construction of new hospitals.	(11)	—
Proceeds from sales of facilities — discontinued operations	38	—
Proceeds from sales of long-term investments and other assets	174	26
Purchases of marketable securities	(148)	(3)
Insurance recoveries for property damage	—	10
Other items, net	—	6
Net cash used in investing activities	(47)	(78)
Cash flows from financing activities:
Other items, net	1	1
Net cash provided by financing activities	1	1
Net decrease in cash and cash equivalents	(200)	(398)
Cash and cash equivalents at beginning of period	784	1,373
Cash and cash equivalents at end of period	$584	$975
Supplemental disclosures:
Interest paid, net of capitalized interest	$(124)	$(123)
Income tax payments made, net	$(2)	$(3)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business

Tenet Healthcare Corporation (together with our subsidiaries, referred to as “Tenet,” the “Company,” “we” or “us”) is an investor-owned health care services company whose subsidiaries and affiliates (collectively, “subsidiaries”) operate general hospitals and related health care facilities, and hold investments in other companies (including health care companies). At March 31, 2007, our subsidiaries operated 62 general hospitals (including five hospitals not yet divested at that date that are classified as discontinued operations), a cancer hospital and a critical access hospital, with a combined total of 15,805 licensed beds, serving urban and rural communities in 12 states. We also own or lease: various related health care facilities, including two rehabilitation hospitals, a long-term acute care hospital, a skilled nursing facility and a number of medical office buildings—all of which are located on, or nearby, one of our general hospital campuses; physician practices; captive insurance companies; and other ancillary health care businesses (including outpatient surgery centers, diagnostic imaging centers, and occupational and rural health care clinics).

Basis of Presentation

This quarterly report supplements our Annual Report on Form 10-K for the year ended December 31, 2006 (“Annual Report”). As permitted by the Securities and Exchange Commission (“SEC”) for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in our Annual Report. For further information, refer to the audited Consolidated Financial Statements and notes included in our Annual Report. Unless otherwise indicated, all financial and statistical data included in these notes to the Condensed Consolidated Financial Statements relate to our continuing operations, with dollar amounts expressed in millions (except per-share amounts). Certain balances in the accompanying Condensed Consolidated Financial Statements and these notes have been reclassified to give retrospective presentation to the discontinued operations described in Note 3.

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

Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year 2007. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly trends in patient accounts receivable collectibility and associated provisions for doubtful accounts; the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations or terminations and payer consolidation; changes in Medicare regulations; Medicaid funding levels set by the states in which we operate; levels of malpractice expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and valuation allowances; the timing and amounts of stock option and restricted stock unit grants to employees and directors; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: the business environment of local communities; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local health care competitors; managed care contract negotiations or terminations; unfavorable publicity about us, which impacts our relationships with physicians and patients; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

Change in Accounting Principle

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” as amended by FASB Staff

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Position No. 48-1 (“FIN 48”), and recorded a cumulative effect adjustment to beginning of year retained earnings of $178 million. See Note 11 for additional information.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” and recorded a $2 million credit, net of tax expense and related deferred tax valuation allowance, ($0.00 per share) as a cumulative effect of a change in accounting principle. See Note 6 for further information.

NOTE 2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	March 31,	December 31,
	2007	2006
Continuing Operations:
Patient accounts receivable	$1,759	$1,711
Allowance for doubtful accounts	(439)	(447)
Estimated future recovery of accounts assigned to collection agencies	35	39
Net cost report settlements payable and valuation allowances	(28)	(43)
	1,327	1,260
Discontinued Operations:
Patient accounts receivable	$138	$196
Allowance for doubtful accounts	(44)	(51)
Estimated future recovery of accounts assigned to collection agencies	2	3
Net cost report settlements receivable and valuation allowances	4	5
	100	153
Accounts receivable, net	$1,427	$1,413

As of March 31, 2007, our total estimated collection rates on managed care accounts and self-pay accounts were approximately 97% and 33%, respectively, which included collections from point-of-service through collections by our in-house collection agency or external collection vendors. The comparable managed care and self-pay collection rates as of December 31, 2006 were approximately 97% and 32%, respectively.

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

We provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per diem amount for services received, subject to a cap. Except for the per diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in the allowance for doubtful accounts. For the three months ended March 31, 2007, $173 million in charity care gross charges were excluded from net operating revenues and the allowance for doubtful accounts compared to $163 million for the three months ended March 31, 2006.

NOTE 3. DISCONTINUED OPERATIONS

Of the seven hospitals held for sale at December 31, 2006, we completed the sale of Alvarado Hospital Medical Center in California and Graduate Hospital in Pennsylvania during the three months ended March 31, 2007 and subsequently sold the real estate that was Lindy Boggs Medical Center in Louisiana. In April 2007, we signed a definitive agreement to divest another two hospitals. We are continuing to negotiate with buyers for the remaining two hospitals slated for

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

divestiture. We have classified the results of operations of all seven of these hospitals as discontinued operations for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

We classified $66 million and $114 million of assets of the hospitals included in discontinued operations as “assets held for sale” in current assets in the accompanying Condensed Consolidated Balance Sheets at March 31, 2007 and December 31, 2006, respectively. These assets consist primarily of property and equipment and were recorded at the lower of the asset’s carrying amount or its fair value less costs to sell. The fair value estimates were derived from independent appraisals, established market values of comparable assets, or internal estimates of future net cash flows. These fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the future financial results of these hospitals and how they are operated by us until they are divested, changes in health care industry trends and regulations until the hospitals are divested, and whether we ultimately divest the hospital assets to buyers who will continue to operate the assets as general hospitals or utilize the assets for other purposes. In certain cases, these fair value estimates assume the highest and best use of the assets in the future to a market place participant is other than as a hospital. In these cases, the estimates are based on the fair value of the real property and equipment if utilized other than as a hospital. These fair value estimates do not include the costs of closing these hospitals or other future operating costs, which could be substantial. Accordingly, the ultimate net cash realized from the sale of the hospital assets could be significantly less than the fair value estimates. Because we do not intend to sell the accounts receivable of these hospitals, the receivables, less the related allowance for doubtful accounts and net cost report settlements receivable (payable) and valuation allowances, are included in our consolidated net accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

Net operating revenues and income (loss) before taxes reported in discontinued operations for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
Net operating revenues	$96	$270
Income (loss) before taxes	(31)	72

We recorded $9 million of net impairment and restructuring charges in discontinued operations during the three months ended March 31, 2007, consisting of $2 million for the write-down of long-lived assets to their estimated fair values, less costs to sell and $9 million of employee severance and retention costs, offset by a $2 million credit to reduce an asset retirement obligation related to asbestos.

We recorded a $25 million net impairment and restructuring credit in discontinued operations during the three months ended March 31, 2006, consisting of a $9 million charge for the write-down of long-lived assets to their estimated fair values, less costs to sell, and $2 million in employee severance and retention costs, offset by $36 million in insurance recoveries related to Hurricane Katrina property claims.

We have sought up to $275 million in recovery under our excess professional and general liability insurance policies in connection with our $395 million settlement, in December 2004, of the patient litigation related to our former Redding Medical Center. Certain of our insurance carriers have raised objections to coverage under our policies. We are pursuing all means available against the insurance carriers in seeking coverage and, in January 2005, we filed for arbitration against each of the three carriers to resolve the dispute. Subsequently, we reached a settlement with one of the excess carriers in the amount of $45 million, which we recorded as an insurance recovery in the three months ended March 31, 2006 and collected in July 2006. This insurance recovery reduced the total remaining excess limits available under our excess policies to $230 million (including up to a maximum of $200 million for the Redding claims) for all occurrences prior to June 1, 2003. We continue to pursue recovery from the other two carriers under these excess policies up to a maximum of $200 million for the Redding claims. We currently maintain other excess liability insurance policies having a maximum aggregate coverage limit of $275 million for occurrences from June 1, 2003 through May 31, 2007.

As we move forward with our previously announced divestiture plans, or should we dispose of additional hospitals in the future, we may incur additional asset impairment and restructuring charges in future periods.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES

During the three months ended March 31, 2007, we recorded net impairment and restructuring charges of $3 million, a substantial portion of which is related to severance costs. During the three months ended March 31, 2006, we recorded net impairment and restructuring charges of $29 million, consisting of $29 million for the write down of long-lived assets to their estimated fair values, and $2 million in lease termination costs, offset by a $2 million reduction in restructuring reserves recorded in prior periods. As we move forward with our restructuring plans, or should we restructure our hospitals in the future, or if the operating results of our hospitals do not meet expectations, or if we expect negative trends to impact our future outlook, additional impairments of long-lived assets and goodwill and restructuring charges may occur.

The tables below are a reconciliation of beginning and ending liability balances in connection with restructuring charges recorded during the three months ended March 31, 2007 and 2006 in continuing and discontinued operations:

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Balances at End of Period
Three Months Ended March 31, 2007
Continuing operations:
Severance costs in connection with hospital cost-control programs and general overhead-reduction plans	$23	$3	$(4)	$22
Discontinued operations:
Lease cancellations and estimated costs associated with the sale or closure of hospitals and other facilities	16	9	(2)	23
	$39	$12	$(6)	$45

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Balances at End of Period
Three Months Ended March 31, 2006
Continuing operations:
Severance costs in connection with hospital cost-control programs and general overhead-reduction plans	$37	$—	$(9)	$28
Discontinued operations:
Lease cancellations and estimated costs associated with the sale or closure of hospitals and other facilities	28	2	(6)	24
	$65	$2	$(15)	$52

The above liability balances are included in other current liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Cash payments to be applied against these accruals at March 31, 2007 are expected to be approximately $22 million in 2007 and $23 million thereafter.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LONG-TERM DEBT, LEASE OBLIGATIONS AND GUARANTEES

The table below shows our long-term debt as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
Senior notes:
6 3/8%, due 2011	$1,000	$1,000
6 1/2%, due 2012	600	600
7 3/8%, due 2013	1,000	1,000
9 7/8%, due 2014	1,000	1,000
9 1/4%, due 2015	800	800
6 7/8%, due 2031	450	450
Capital leases and mortgage notes	29	29
Unamortized note discounts	(95)	(97)
Total long-term debt	4,784	4,782
Less current portion	22	22
Long-term debt, net of current portion	$4,762	$4,760

Credit Agreement

In November 2006, we entered into a five-year, $800 million senior secured revolving credit facility that replaced our $250 million letter of credit facility. The revolving credit facility is collateralized by patient accounts receivable at our acute care and specialty hospitals, and bears interest at our option based on the London Interbank Offered Rate (“LIBOR”) plus 175 basis points or Citigroup’s base rate, as defined in the credit agreement, plus 75 basis points. After six months from the start of the credit agreement, the interest spread over LIBOR and Citigroup’s base rate may be reduced by 25 basis points if our leverage ratio, as defined in the credit agreement, is below the defined threshold. The letters of credit outstanding under our previous letter of credit facility were transferred into the revolving credit facility, which reduced the amount available for cash borrowings, but eliminated a restriction on $263 million of cash pledged under the letter of credit facility. At March 31, 2007, there were no borrowings under the revolving credit facility and $184 million of letters of credit outstanding. Based on our eligible receivables, the borrowing capacity under the revolving credit facility was $616 million at March 31, 2007.

Senior Notes

All of our senior notes are general unsecured senior obligations that rank equally in right of payment with all of our other unsecured senior indebtedness, but are effectively subordinated to any obligations under our revolving credit facility to the extent of the collateral.

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

The indentures governing our senior notes contain covenants and conditions that have, among other requirements, limitations on (1) liens on principal properties, as defined under the indentures, (2) consolidations, merger or the sale of all or substantially all assets unless no event of default exists and (3) subsidiary debt.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Physician Relocation Agreements and Other Minimum Revenue Guarantees

Consistent with our policy on physician relocation and recruitment, we provide income guarantee agreements to certain physicians who agree to relocate to our communities to fill a need in the hospital’s service area and commit to remain in practice there. Under such agreements, we are required to make payments to the physicians in excess of the amounts they earn in their practices up to the amount of the income guarantee. The income guarantee periods are typically 12 months. Such payments are recoverable from the physicians if they do not fulfill their commitment period to the community, which is typically three years subsequent to the guarantee period. We also provide minimum revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals with terms ranging from one to three years. At March 31, 2007, the maximum potential amount of future payments under these guarantees was $51 million. In accordance with FASB Staff Position FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners,” at March 31, 2007, we had a liability of $35 million for the fair value of these guarantees included in other liabilities.

NOTE 6. EMPLOYEE BENEFIT PLANS

At March 31, 2007, there were approximately 8.3 million shares of common stock available under our 2001 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options generally have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant.

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective application transition method. Prior to 2006, we used the Black-Scholes option-pricing model to estimate the grant date fair value of stock option awards. For grants subsequent to the adoption of SFAS 123(R), we estimate the fair value of awards on the date of grant using a binomial lattice model. We believe that the binomial lattice model is a more appropriate model for valuing employee stock awards because it better reflects the impact of stock price changes on option exercise behavior. As a result of adopting SFAS 123(R) during the three months ended March 31, 2006, we recorded a $2 million credit as a cumulative effect of a change in accounting principle, net of tax expense and related valuation allowance. This adjustment related to the requirement under SFAS 123(R) to estimate the amount of stock-based awards expected to be forfeited rather than recognizing the effect of forfeitures only as they occur.

Prior to our adoption of SFAS 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123(R) requires excess tax benefits be reported as a financing cash inflow. We have not recognized any excess tax benefits during the three months ended March 31, 2007 or 2006.

Our income from continuing operations for the three months ended March 31, 2007 includes $11 million pre-tax of compensation costs related to our stock-based compensation arrangements ($7 million after-tax, excluding the impact of the deferred tax valuation allowance). Our income from continuing operations for the three months ended March 31, 2006 included $11 million pre-tax of compensation costs ($7 million after-tax, excluding the impact of the deferred tax valuation allowance).

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2007:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life

Outstanding as of December 31, 2006	38,690,973	$20.41
Granted	1,418,000	6.60
Exercised	(5,100)	6.25
Forfeited/Expired	(507,982)	15.82
Outstanding as of March 31, 2007	39,595,891	$19.99	$—	4.7 years
Vested and expected to vest at March 31, 2007	39,123,775	$20.11	$—	5.2 years
Exercisable as of March 31, 2007	34,452,702	$21.70	$—	3.9 years

There were 5,100 options with a minimal aggregate intrinsic value exercised during the three months ended March 31, 2007, and no options were exercised during the three months ended March 31, 2006.

As of March 31, 2007, there were $13 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of two years.

The weighted average estimated fair value of options we granted in the three months ended March 31, 2007 and 2006 was $2.77 per share and $3.12 per share, respectively, as calculated based on each grant date, using a binomial lattice model with the following assumptions:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	All Employees	Top Four Employees	All Other Employees

Expected volatility	40%	41%	41%
Expected dividend yield	0%	0%	0%
Expected life	5.75 years	6.25 years	4 years
Expected forfeiture rate	3%	0%	15%
Risk-free interest rate range	4.49%	4.59%	4.48% - 4.56%
Early exercise threshold	50% gain	50% gain	50% gain
Early exercise rate	50% per year	50% per year	50% per year

The expected volatility used in the binomial lattice model incorporates historical and implied share-price volatility and is based on an analysis of historical prices of our stock and open-market exchanged options, and was developed in consultation with an outside valuation specialist. The expected volatility reflects the historical volatility for a duration consistent with the contractual life of the options, and the volatility implied by the trading of options to purchase our stock on open-market exchanges. The historical share-price volatility excludes the movements in our stock price during the period October 1, 2002 through December 31, 2002 due to unique events occurring during that time, which caused extreme volatility of our stock price. The expected life of options granted is derived from the output of the binomial lattice model, and represents the period of time that the options are expected to be outstanding. This model incorporates an early exercise assumption in the event of a significant increase in stock price. The risk-free interest rates are based on zero-coupon United States Treasury yields in effect at the date of grant consistent with the expected exercise timeframes.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about our outstanding stock options at March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $10.639	8,912,774	8.4 years	$9.01	3,994,478	$9.88
$10.64 to $13.959	6,708,394	4.8 years	11.82	6,600,168	11.82
$13.96 to $17.589	6,500,157	4.1 years	17.26	6,383,490	17.31
$17.59 to $28.759	8,915,803	2.2 years	23.69	8,915,803	23.69
$28.76 and over	8,558,763	3.7 years	36.05	8,558,763	36.05
	39,595,891	4.7 years	$19.99	34,452,702	$21.70

Restricted Stock Units

The following table summarizes restricted stock unit activity during the three months ended March 31, 2007:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit

Unvested as of December 31, 2006	7,101,474	$9.31
Granted	5,500,698	6.60
Vested	(1,950,238)	7.36
Forfeited	(127,337)	8.80
Unvested as of March 31, 2007	10,524,597	$7.94

Included in the grants of restricted stock units for the three months ended March 31, 2007 are 2,998,198 restricted stock units that vest ratably over three years. The fair value of these restricted stock units was based on our share price of $6.60 on the grant date. Also, 1,402,500 restricted stock units that include cliff vesting conditions, based on the average closing price of our shares on the last 40 trading days of 2009, were granted in the three months ended March 31, 2007 to certain of our executives. Vesting is based on the following share price criteria and is calculated on a straight-line basis for share prices between the following benchmarks:

Average Share Price	Vesting %
$10.25 or above	100%
$8.50 or above, but less than $10.25	66.67% - 99.99%
$6.75 or above, but less than $8.50	33.33% - 66.66%
Less than $6.75	33.33%

One exception to the above vesting criteria is that 100,000 restricted stock units granted to our chief executive officer vest on the first anniversary of the grant and an additional 100,000 restricted stock units vest on the second anniversary, with the remaining restricted stock units granted vesting on the third anniversary based on the above average share price vesting criteria. The fair value of all of the restricted stock units that include cliff vesting conditions is $4.71 per share, which was estimated based on a Monte Carlo valuation model.

In addition to the above grants, 1,100,000 restricted stock units were granted during the three months ended March 31, 2007 to a group of employees for retention purposes. The fair value of these restricted stock units was based on our share price on the grant date. These units vest as follows:

•                           25% on the third anniversary;

•                           25% on the fifth anniversary;

•                           25% on the seventh anniversary; and

•                           25% on the tenth anniversary.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2007, there were $60 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 3 years.

Restricted Stock

In January 2003, we issued 200,000 shares of restricted stock to our chief executive officer. The stock vested on the second, third and fourth anniversary dates of the grant.

The following table summarizes restricted stock activity during the three months ended March 31, 2007:

	Shares	Weighted Average Grant Date Fair Value Per Share

Unvested as of December 31, 2006	66,667	$18.64
Granted	—	—
Vested	(66,667)	18.64
Forfeited	—	—
Unvested as of March 31, 2007	—	$—

NOTE 7. SHAREHOLDERS’ EQUITY

The following table shows the changes in consolidated shareholders’ equity during the three months ended March 31, 2007 (dollars in millions, shares in thousands):

	Shares Outstanding	Issued Par Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balances at December 31, 2006	471,585	$26	$4,372	$(45)	$(2,610)	$(1,479)	$264
Cumulative effect of adopting FIN 48	—	—	—	—	(178)	—	(178)
Net income	—	—	—	—	75	—	75
Other comprehensive loss	—	—	—	(1)	—	—	(1)
Stock-based compensation expense and issuance of common stock	1,430	—	7	—	—	—	7
Balances at March 31, 2007	473,015	$26	$4,379	$(46)	$(2,713)	$(1,479)	$167

NOTE 8. OTHER COMPREHENSIVE INCOME (LOSS)

The table below shows each component of other comprehensive income (loss) for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
Net income	$75	$70
Other comprehensive income (loss):
Reclassification adjustments for realized (gains) losses included in net income	1	(1)
Foreign currency translation adjustment	(2)	—
Other comprehensive loss before income taxes	(1)	(1)
Income tax benefit related to items of other comprehensive loss	—	—
Other comprehensive loss	(1)	(1)
Comprehensive income	$74	$69

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis. For the policy period April 1, 2007 through March 31, 2008, we have coverage totaling $600 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million each for floods and earthquakes and a per-occurrence sub-limit of $100 million for windstorms with no annual aggregate. The insurance program has a deductible for wind-related claims of 5% of insured values. With respect to fires and other perils, excluding windstorms, floods and earthquakes, the total $600 million limit of coverage per occurrence applies. Deductibles are also 5% of insured values for California earthquakes and floods, 2% of insured values for New Madrid fault earthquakes, and $1 million for fires and other perils.

Under the policies in effect for the period April 1, 2006 through March 31, 2007, we have coverage totaling $600 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million each for windstorms, floods and earthquakes. The policies also have a deductible for wind-related claims of 5% of insured values. If our limits are exhausted during the policy period, we may be able to reinstate, in certain situations, windstorm coverage for additional premiums with certain of our carriers. With respect to fires and other perils, excluding windstorms, floods and earthquakes, the total $600 million limit of coverage per occurrence applies. Deductibles are also 5% of insured values for California earthquakes and floods, 2% of insured values for New Madrid fault earthquakes, and $1 million for fires and other perils.

Professional and General Liability Insurance

At March 31, 2007 and December 31, 2006, the current and long-term professional and general liability reserves on our Condensed Consolidated Balance Sheet were approximately $733 million and $731 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and self-insured retention reserves recorded based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity composite rate of 4.78% and 4.76% at March 31, 2007 and December 31, 2006, respectively.

For the policy period June 1, 2006 through May 31, 2007, our hospitals generally have a self-insurance retention per occurrence of $2 million for losses incurred during the policy period. Our captive insurance company, The Healthcare Insurance Corporation, has a self-insured retention of $13 million per occurrence above our hospitals’ $2 million self-insurance retention level. The next $10 million of claims in excess of $15 million are 100% reinsured by The Healthcare Insurance Corporation with independent reinsurance companies. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies from major independent insurance companies, on a claims-made basis, subject to an aggregate limit of $275 million.

Included in other operating expenses in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $49 million and $43 million for the three months ended March 31, 2007 and 2006, respectively.

NOTE 10. CLAIMS AND LAWSUITS

Currently pending material claims, legal proceedings and investigations that are not in the ordinary course of business are set forth below. Where specific amounts are sought in any pending legal proceeding, those amounts are disclosed. For all other matters, where a loss is reasonably possible and estimable, an estimate of the loss or a range of loss is provided. Where no estimate is provided, a loss is not reasonably possible or an amount of loss is not reasonably estimable at this time.

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

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

however, a notice of appeal of the settlement was filed in July 2006. We are defending the trial court’s decision on appeal.

A consolidated shareholder derivative action is pending in federal district court in California against certain current and former members of our board of directors and former members of senior management. Tenet is also named as a nominal defendant. The shareholder plaintiffs allege various causes of action on behalf of the Company and for our benefit, including breach of fiduciary duty, insider trading and other causes of action. We anticipate that this matter will be dismissed now that the state court in Santa Barbara has approved the settlement of the state derivative litigation, subject to the appeal described above. The federal court has stayed all proceedings in this case until our motion to dismiss is filed and resolved. Despite this stay, counsel for plaintiffs filed a motion seeking $10 million in fees, claiming that they brought about the settlement in the state derivative litigation. We opposed the motion for fees and, on April 5, 2007, the court denied the motion.

In June 2006, four purported Tenet shareholders who opted out of the settlement of the federal securities class action lawsuit entitled In Re Tenet Healthcare Corporation Securities Litigation filed a civil complaint in federal court in California against the Company, certain former executive officers of the Company and KPMG LLP (“KPMG”), the Company’s former independent registered public accounting firm. Plaintiffs allege that the Company, KPMG and the former executives are liable for securities fraud under Section 10(b) of and Rule 10b-5 under the Securities Exchange Act of 1934, and that each of the former executive defendants are liable for control person liability pursuant to Section 20(a) of the Exchange Act. Plaintiffs seek an undisclosed amount of compensatory damages and reasonable attorneys’ fees and expenses.

2.                                       SEC Investigation—In April 2007, we announced that the Company entered into a $10 million civil settlement with the Securities and Exchange Commission that concluded an SEC investigation into two separate matters — the first primarily concerning whether our disclosures in our financial reports relating to Medicare outlier reimbursements and stop-loss payments under managed care contracts were misleading or otherwise inadequate and the second relating to whether inappropriate contractual allowances for managed care contracts were established at certain of our hospitals. In the three months ended December 31, 2006, we recorded an accrual of $10 million as an estimated liability to address the potential resolution of the SEC investigation. The civil settlement, filed on April 2, 2007 in the U.S. District Court in Los Angeles, arose from a civil complaint filed simultaneously by the SEC against Tenet and four former officers of the Company, alleging violations of certain anti-fraud and disclosure provisions of the federal securities laws. The settlement, in which Tenet neither admitted nor denied the allegations, was approved by the court on April 4, 2007 and resolved the SEC complaint against the Company. As part of the settlement, the SEC said it will seek to deposit the $10 million civil penalty paid by Tenet into a “fair fund” to be distributed to eligible individuals and entities that demonstrate losses related to the value of their Tenet shares purchased or sold between April 12, 2002 and November 7, 2002.

3.                                       Lease Dispute—On April 10, 2007, we received letters from a real estate investment trust from which certain of our subsidiaries lease hospitals and real estate claiming that several of those subsidiaries are in default primarily with respect to a number of deferred maintenance issues under three leases. The leases relate to the following hospitals: the Tarzana campus of Encino-Tarzana Regional Medical Center in California, Community Hospital of Los Gatos, also in California, and NorthShore Regional Medical Center in Slidell, Louisiana. We believe that the alleged defaults are without merit. However, we are taking steps to clarify or remedy any proven claimed deficiencies, as appropriate, and, if found to be deficient, we intend to elect our right to cure any maintenance defaults as provided under the leases.

4.                                       Wage and Hour Actions—We are the defendant in a proposed class action lawsuit alleging that our hospitals violated certain provisions of the California Labor Code and applicable California Industrial Welfare Commission Wage Orders with respect to (a) meal breaks, (b) rest periods, (c) the payment of compensation for meal breaks and rest periods not taken, (d) “rounding off” practices for time entries on timekeeping records, (e) the information shown on pay stubs and (f) certain overtime payments. Plaintiffs are seeking back pay, statutory penalties and attorneys’ fees, and seek to certify this action on behalf of virtually all nonexempt employees of our California subsidiaries. Another proposed class action pending in Southern California also involves allegations regarding unpaid overtime. The lawsuit alleges that our pay practices since 2000 for California-based 12-hour shift employees violate California and federal overtime laws by virtue of the alleged failure to include certain payments known as Flexible (or California) Differential payments in the regular rate of pay that is used to calculate overtime pay. Plaintiff is seeking back pay, statutory penalties and attorneys’ fees. We have recorded an accrual of $21 million as

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

an estimated liability for the wage and hour actions and other unrelated employment matters (we recorded $18 million in the three months ended June 30, 2006 and $6 million in prior years, offset by a $3 million reduction in the estimated liability in the three months ended March 31, 2007).

5.                                       Investigation by Louisiana Attorney General’s Office—In connection with an investigation into patient deaths that occurred at various hospitals and nursing homes following Hurricane Katrina, the Louisiana Attorney General’s Office conducted a review of events that occurred during the hurricane at two Tenet hospitals in New Orleans — Memorial Medical Center and Lindy Boggs Medical Center (both of which have since been divested). On October 1, 2005, representatives of the Louisiana Attorney General’s Office conducted a search of Memorial’s campus pursuant to a search warrant issued by an Orleans Parish state judge on September 30, 2005. Certain records and other materials were removed, including materials from a long-term acute care facility on Memorial’s campus, which was managed and operated under separate license by LifeCare Holdings Inc., which is not affiliated with us. The Attorney General’s Office also issued subpoenas to the Company and Memorial requesting documents pertaining to the matters under investigation and events occurring at the hospital during and after the hurricane. In addition, the Attorney General subpoenaed certain individuals he wanted to question on these matters, including a number of our employees. Subsequently, we learned in mid-July 2006 that the Louisiana Attorney General had referred the findings of his ten-month investigation to the New Orleans District Attorney. The Attorney General’s Office also announced in July 2006 that it had issued arrest warrants for two nurses who were employees of Memorial and one doctor who was not our employee, but was on the medical staff at Memorial, alleging that they may have administered pain medication that hastened the deaths of four patients of LifeCare’s facility in the aftermath of the hurricane. These individuals have not yet been charged.

6.                                       Tax Disputes—See Note 11 for information concerning disputes with the Internal Revenue Service (“IRS”) regarding our federal tax returns.

Our hospitals are also routinely subject to sales and use tax audits and personal property tax audits by the state and local government jurisdictions in which they do business. The results of the audits are frequently disputed, and such disputes are ordinarily resolved by administrative appeals or litigation.

7.                                      Qui Tam Actions—We are defending a qui tam action in Texas that alleges violations of the federal False Claims Act by our hospitals in El Paso arising out of the alleged manipulation of the hospitals’ charges in order to increase outlier payments. On April 13, 2007, we filed a motion for summary judgment seeking dismissal of the case. On the same day, the government also filed a summary judgment motion, which is under seal. The court has not yet ruled on these motions.

On April 24, 2007, our motion to dismiss an unrelated qui tam action in South Carolina was granted. That action, in which the Department of Justice declined to intervene, alleged violations of the federal False Claims Act by the Company, our Hilton Head Medical Center and Clinics and related subsidiaries, as well as a cardiologist who was not our employee, but formerly practiced at Hilton Head. The relator claimed that we received inappropriate payments from Medicare for certain cardiac catheterization procedures that were performed by the cardiologist from 1997 through 2003, during which time Hilton Head did not have a state certificate of need for open heart surgery capability, which was required under South Carolina regulations for facilities performing those procedures. The suit also alleged that certain of the catheterization procedures were medically unnecessary, although the relator provided no specific information regarding these claims.

8.                                       Miscellaneous Civil Lawsuits—We have been named as a defendant in a civil case in federal district court in Miami filed as a purported class action by Boca Raton Community Hospital, principally alleging that Tenet’s past pricing policies and receipt of Medicare outlier payments violated the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), causing harm to plaintiff. Plaintiff seeks unspecified amounts of damages (including treble damages under RICO), restitution, disgorgement and punitive damages. In December 2006, the district court denied plaintiff’s motion for class certification. Plaintiff subsequently petitioned the U.S. Court of Appeals for the Eleventh Circuit seeking permission to appeal the district court’s decision, which we opposed. On February 13, 2007, the Eleventh Circuit denied plaintiff’s petition for leave to appeal the district court’s decision. We have filed a motion for summary judgment on all claims, which is pending before the district court. A trial has been scheduled to commence on October 1, 2007.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the three months ended March 31, 2007 and 2006:

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Balances at Beginning of Period	Costs of Litigation and Investigations	Cash Payments	Other(1)	Balances at End of Period
Three Months Ended March 31, 2007
Continuing operations	$321	$(1)	$(4)	$—	$316
Discontinued operations	1	—	—	—	1
	$322	$(1)	$(4)	$—	$317
Three Months Ended March 31, 2006
Continuing operations	$308	$16	$(164)	$(75)	$85
Discontinued operations	5	(45)	—	45	5
	$313	$(29)	$(164)	$(30)	$90

(1)          Other items in 2006 include the funding of $75 million from our insurance carriers for the settlement of a securities class action lawsuit, which was classified as a receivable in other current assets in the Condensed Consolidated Balance Sheet as of December 31, 2005, and the recovery of $45 million in insurance proceeds related to the Redding Medical Center settlement in December 2004, which is classified as a receivable in other current assets in the Condensed Consolidated Balance Sheet as of March 31, 2006.

For the three months ended March 31, 2007 and 2006, we recorded net (recoveries) of $(1) million and $(29) million, respectively, in connection with significant legal proceedings and investigations, including $(45) million in the three months ended March 31, 2006 that was reflected in discontinued operations. The 2006 payments consisted primarily of settlement of the securities class action and attorneys’ fees associated with a shareholder derivative lawsuit, and legal and other costs to defend ourselves in other ongoing lawsuits, in particular the trial involving Alvarado Hospital Medical Center and the SEC investigation.

NOTE 11. INCOME TAXES

In June 2006, the FASB issued FIN 48, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

The cumulative effect of adopting FIN 48 was a $178 million decrease to retained earnings as of January 1, 2007, $142 million of which was related to an increase in the valuation allowance for deferred tax assets. The total amount of unrecognized tax benefits as of the date of adoption was $199 million, all of which, if recognized, would affect our effective tax rate. Total accrued interest and penalties on unrecognized tax benefits as of the date of adoption were $92 million. Included in the balance of unrecognized tax benefits at January 1, 2007 is $172 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next 12 months. This amount represents unrecognized tax benefits related to issues in dispute with the IRS and state income tax authorities and other uncertain tax positions, the ultimate resolution of which may be finalized within the next 12 months. As a result of actions we took during the three months ended March 31, 2007, we were able to reduce our estimated liabilities for uncertain tax positions as of January 1, 2007 (the effective date of FIN 48) by approximately $107 million, which amount included $36 million of accrued interest. This resulted in an income tax benefit of $107 million being recognized as a credit to income tax expense in the Condensed Consolidated Statements of Operations during the three months ended March 31, 2007 ($93 million of which was recognized in continuing operations and $14 million in discontinued operations).  Under FIN 48 and SFAS No. 109, “Accounting for Income Taxes,” the actions to reduce our liability for uncertain tax positions could not be taken into consideration in our estimate of the liability and our assessment of the recoverability of deferred tax assets as of January 1, 2007. Accordingly, although the initial impact of establishing the $107 million estimated liability was charged directly to shareholders’ equity effective January 1, 2007 and was included in the $178 million cumulative effect adjustment discussed above, the reduction of the liability was recorded as a tax benefit in the income statement in accordance with FIN 48 because we took the actions to reduce the estimated exposure related to the uncertain tax positions subsequent to January 1, 2007. An estimate of the range of potential outcomes for the remaining matters cannot be made at this time.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense in our Consolidated Statements of Operations. Excluding the adjustments described above, interest and penalties totaling $3 million related to accrued liabilities for uncertain tax positions are included in continuing operations in the three months ended March 31, 2007.

Excluding the impact of the valuation allowance adjustments associated with the FIN 48 adjustments described above, income tax benefit in the three months ended March 31, 2007 included the following: (1) a $2 million income tax benefit in continuing operations to decrease the valuation allowance for our deferred tax assets; and (2) an income tax expense of $12 million in discontinued operations to increase the valuation allowance.

Income tax expense in the three months ended March 31, 2006 included the following: (1) a $1 million income tax benefit in continuing operations to reduce the valuation allowance for our deferred tax assets; (2) an income tax benefit of $26 million in discontinued operations to decrease the valuation allowance; and (3) an income tax benefit of $1 million in cumulative effect of change in accounting principle to decrease the valuation allowance.

Our federal tax returns for 2003, 2004 and 2005 are currently under examination by the IRS. In 2006, the IRS completed its examination of our federal tax returns for fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002, and it issued a Revenue Agent’s Report in which it proposed to assess an aggregate tax deficiency of $207 million. We paid $110 million of tax and interest in December 2006 to resolve issues that were not in dispute in that audit. We have filed an appeal of the disputed issues with the Appeals Division of the IRS. We have also petitioned the Tax Court to resolve disputed issues with respect to our federal tax returns for fiscal years ended May 31, 1995 through May 31, 1997. All examinations of our tax returns for years ended prior to the fiscal year ended May 31, 1995 have been resolved.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. EARNINGS PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings per common share calculations for income (loss) from continuing operations for the three months ended March 31, 2007 and 2006. Income (loss) is expressed in millions and weighted average shares are expressed in thousands.

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended March 31, 2007:
Income available to common shareholders for basic earnings per share	$93	472,136	$0.20
Effect of dilutive stock options and restricted stock units	—	2,190	—
Income available to common shareholders for diluted earnings per share	$93	474,326	$0.20

Three Months Ended March 31, 2006:
Loss to common shareholders for basic earnings per share	$(1)	470,069	$—
Effect of dilutive stock options and restricted stock units	—	—	—
Loss to common shareholders for diluted earnings per share	$(1)	470,069	$—

Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, were not included in the computation of diluted shares for the three months ended March 31, 2007 were 38,074 shares.

All potentially dilutive securities were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2006 because we did not report income from continuing operations in that period. In circumstances where we do not have income from continuing operations, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations has the effect of making the diluted earnings per share less than the basic earnings per share. Had we generated income from continuing operations in that period, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase of 676 shares. Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, would not have been included in the computation of diluted shares if there had been income from continuing operations for the three months ended March 31, 2006 were 41,511 shares.

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which financial information may be analyzed, and to provide information about the quality of, and potential variability of, our results of operations and cash flows. Unless otherwise indicated, all financial and statistical information included herein relates to our continuing operations, with dollar amounts expressed in millions (except per-share amounts). This information should be read in conjunction with the accompanying Condensed Consolidated Financial Statements. It includes the following sections:

•                  Executive Overview

•                  Forward-Looking Statements

•                  Sources of Revenue

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Off-Balance Sheet Arrangements

•                  Critical Accounting Estimates

EXECUTIVE OVERVIEW

KEY DEVELOPMENTS

During 2007, we plan to continue to focus on the execution of our turnaround strategies. While we have seen certain areas of improvement, we are still facing several industry and company-specific challenges that continue to negatively affect our progress. We are dedicated to improving our patients’, shareholders’ and other stakeholders’ confidence in us. We still believe we will do that by providing quality care and generating positive growth and earnings at our hospitals.

Recent key developments include the following events:

•                  Sale of Lindy Boggs Medical Center — On May 3, 2007, we announced that we had completed the sale of the real estate of our former Lindy Boggs Medical Center, which sustained significant damage from Hurricane Katrina and has been closed since August 2005.

•                  Agreement to Sell Two Pennsylvania Hospitals — On April 20, 2007, we announced that we had signed a definitive agreement to sell Roxborough Memorial Hospital in Philadelphia and Warminster Hospital in Warminster, two of the 10 hospitals we identified for divestiture in June 2006. The sale is expected to be completed by June 30, 2007.

•                  Appointment of New Member to our Board of Directors — On April 12, 2007, we announced that John Ellis “Jeb” Bush, former Governor of the State of Florida, had been named to our board of directors. Mr. Bush has consented to stand for election as a director at our 2007 annual meeting of shareholders to be held on May 10, 2007 and to serve, if elected.

•                  Retirement of Our Chief Accounting Officer — On April 6, 2007, we announced that Timothy L. Pullen, former executive vice president and chief accounting officer, had decided to retire once we completed our financial reporting for the three months ended March 31, 2007. We also announced that, effective April 2, 2007, Daniel J. Cancelmi, vice president and controller, serves as our principal accounting officer.

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•                  Civil Settlement Reached with the SEC — On April 2, 2007, we entered into a $10 million civil settlement with the Securities and Exchange Commission that concluded the SEC’s investigation into the adequacy of our disclosures regarding Medicare outlier payments prior to November 2002 and the appropriateness of certain of our managed care contractual allowance reserves. In the three months ended December 31, 2006, we recorded an accrual of $10 million as an estimated liability to address the potential resolution of the SEC investigation.

•                  Sale of Graduate Hospital — On March 31, 2007, we announced the completion of the previously disclosed sale of Graduate Hospital in Philadelphia, Pennsylvania for pretax proceeds of approximately $16.5 million, which will be used for general corporate purposes.

•                  New Labor Accord Reached in California — On March 6, 2007, we announced that we reached an agreement with the United Nurses Associations of California on a new labor contract for nurses represented at four Tenet hospitals in California. The new agreement includes improvements in employee wages, work rules and benefits, and was reached after several months of negotiations and good-faith bargaining on the part of both parties.

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

Company-Specific Challenge

Volumes—We believe the reasons for declines in our patient volumes include, but are not limited to, decreases in the demand for invasive cardiac procedures, increased competition, physician attrition, managed care contract negotiations or terminations, a declining population in Florida, and the impact of our litigation and government investigations. We are taking a number of steps to address the problem of volume decline; however, due to the concentration of our hospitals in California, Florida and Texas, we may not be able to mitigate some factors contributing to volume declines. One of these initiatives is our Physician Sales and Service Program, which is centered around understanding the needs of physicians who admit patients both to our hospitals and to our competitors’ hospitals and responding to those needs with changes and improvements in our hospitals and operations. We have accelerated capital spending in order to address specific needs or growth opportunities of our hospitals, which is expected to have a positive impact on their volumes. We are also completing clinical service line market demand analysis and profitability assessments to determine which services are highly valued that can be emphasized and marketed to improve results. This Targeted Growth Initiative has resulted in some reductions in unprofitable service lines in several locations, which have had a slightly negative impact on our volumes. However, the elimination of these unprofitable service lines will allow us to focus more resources on services that are highly valued and more profitable.

Our Commitment to Quality initiative, which we launched in 2003, is further helping position us to competitively meet the volume challenge. We are working with physicians to implement the most current evidence-based techniques to improve the way we provide care. Our hospitals have improved substantially in quality metrics reported by the government and have been recognized by several managed care companies for their quality of care. We believe that quality of care improvements will continue to have the effect of increasing physician and patient satisfaction, potentially improving our volumes as a result.

Significant Industry Trends

Bad Debt—Like other organizations in the health care industry, we continue to provide services to a high volume of uninsured patients and more patients than in prior years with an increased burden of co-payments and deductibles as a result of changes in their health care plans. Although the discounting components of our Compact with Uninsured Patients (“Compact”) have reduced our provision for doubtful accounts recorded in our Condensed Consolidated Financial Statements, they are not expected to mitigate the net economic effects of treating uninsured or underinsured patients. Although the growth rate of uninsured patients did not increase this quarter, we continue to experience a high level of uncollectible accounts. Our collection efforts have improved, and we continue to focus, where applicable, on placement of patients in various government programs such as Medicaid. However, unless our business mix shifts toward a greater number of insured patients or the trend of higher co-payments and deductibles reverses, we anticipate this high level of uncollectible accounts to continue.

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost Pressures—Labor and supply costs remain a significant cost pressure facing us as well as the industry in general. We have slowed the rates of increase in both labor and supply costs and have been able to contain our unit cost growth below the rate of medical inflation. Maintaining this level of cost control in an environment of declining patient volumes and increasing labor union activities will continue to be a challenge.

RESULTS OF OPERATIONS—OVERVIEW

Our results of operations for the three months ended March 31, 2007 compared to the same period in the prior year reflect the progress we have made in restructuring our operations to focus on a smaller group of general hospitals. Our turnaround timeframe has been and continues to be influenced by industry trends, such as bad debt levels, and by company-specific challenges, such as decreasing volumes and demand for inpatient cardiac procedures, that continue to negatively affect our revenue growth and operating expenses. Our future profitability will be achieved through volume growth, appropriate reimbursement levels and cost control across our hospitals, as none of our individual hospitals represented more than 5% of our net operating revenues or more than 5% of our total assets, excluding goodwill. Below are some of the financial highlights for the three months ended March 31, 2007 compared to the three months ended March 31, 2006:

•                  Net inpatient revenue per patient day and per admission increased by 3.6% and 2.0%, respectively, due primarily to the effect of newly negotiated levels of reimbursement from our managed care contracts despite a decrease in overall volumes.

•                  Net outpatient revenue per visit increased 11.0%, while outpatient visits declined 2.4%. The increase in revenue per visit is due primarily to the effect of newly negotiated levels of reimbursement under our managed care contracts and a shift in patient service mix.

•                  Favorable net adjustments for prior-year cost reports and related valuation allowances, related primarily to Medicare and Medicaid, of $12 million in the current period decreased compared to favorable net adjustments of $27 million in the prior-year period.

•                  Earnings per diluted share from continuing operations were $0.20 in the current period and breakeven in the prior-year period.

The table below shows the pretax and after-tax impact on continuing operations for the three months ended March 31, 2007 and 2006 of the following items:

	Three Months Ended March 31,
	2007	2006
	(Expense) Income
Impairment of long lived assets and goodwill, and restructuring charges	$(3)	$(29)
Costs of litigation and investigations	1	(16)
Hurricane insurance recoveries, net of costs	—	(3)
Pretax impact	$(2)	$(48)
Deferred tax asset valuation allowance	$2	$1
Reduction in reserve for uncertain tax positions	$93	$—
Total after-tax impact	$93	$(29)
Diluted per-share impact of above items	$0.20	$(0.06)
Diluted earnings per share, including above items	$0.20	$—

LIQUIDITY AND CAPITAL RESOURCES—OVERVIEW

Net cash used in operating activities was $154 million in the three months ended March 31, 2007 compared to $321 million in the three months ended March 31, 2006. The principal reason for the change was lower payments for restructuring and litigation costs and settlements.

Cash flows from operating activities in the first quarter of any year is usually lower than in subsequent quarters during the year, primarily due to the timing of working capital requirements during the first quarter, including our annual 401(k) matching contributions and annual incentive compensation payments.

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Purchases of property and equipment were $111 million and $117 million during the three months ended March 31, 2007 and 2006, respectively. Proceeds from the sales of facilities during the three months ended March 31, 2007 aggregated $38 million. During the three months ended March 31, 2006, there were no proceeds from the sales of facilities.

In November 2006, we entered into a five-year, $800 million senior secured revolving credit facility that replaced our $250 million letter of credit facility. The revolving credit facility is collateralized by patient accounts receivable at our acute care and specialty hospitals, and bears interest at our option based on the London Interbank Offered Rate (“LIBOR”) plus 175 basis points or Citigroup’s base rate, as defined in the credit agreement, plus 75 basis points. After six months from the start of the credit agreement, the interest spread over LIBOR and Citigroup’s base rate may be reduced by 25 basis points if our leverage ratio, as defined in the credit agreement, is below the defined threshold. The letters of credit outstanding under our previous letter of credit facility were transferred into the revolving credit facility, which reduced the amount available for cash borrowings, but eliminated a restriction on $263 million of cash pledged under the letter of credit facility. At March 31, 2007, there were no borrowings under the revolving credit facility.

We are currently in compliance with all covenants and conditions in our revolving credit agreement and the indentures governing our senior notes. (See Note 5 to the Condensed Consolidated Financial Statements.)

At March 31, 2007, we had approximately $184 million of letters of credit outstanding under our revolving credit facility. In addition, we had $584 million of cash and cash equivalents on hand and borrowing capacity of $616 million under our revolving credit facility as of March 31, 2007.

FORWARD-LOOKING STATEMENTS

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements represent management’s current belief, based on currently available information, as to the outcome and timing of future events. They involve known and unknown risks, uncertainties and other factors—many of which we are unable to predict or control—that may cause our actual results, performance or achievements, or health care industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the following risks, many of which are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 (“Annual Report”):

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

•                  Our ability to execute our turnaround strategy and the impact of other factors on our turnaround timeframe;

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

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•                  The availability and terms of debt and equity financing sources to fund the requirements of our businesses;

•                  Changes in our business strategies or development plans;

•                  The impact of natural disasters, including our ability to reopen facilities affected by such disasters;

•                  Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care services;

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

The table below shows the sources of net patient revenues for our general hospitals, expressed as percentages of net patient revenues from all sources:

	Three Months Ended March 31,
Net Patient Revenues from:	2007	2006	Increase (Decrease)(1)
Medicare	27.2%	28.3%	(1.1)%
Medicaid	6.9%	8.2%	(1.3)%
Managed care — governmental	12.8%	10.5%	2.3%
Managed care — commercial	41.6%	41.1%	0.5%
Indemnity, self-pay and other	11.5%	11.9%	(0.4)%

(1)               The change is the difference between the 2007 and 2006 amounts shown.

Our payer mix on an admissions basis for our general hospitals, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended March 31,
Admissions from:	2007	2006	Increase (Decrease)(1)
Medicare	33.0%	33.9%	(0.9)%
Medicaid	11.6%	12.6%	(1.0)%
Managed care — governmental	18.6%	16.5%	2.1%
Managed care — commercial	28.2%	28.7%	(0.5)%
Indemnity, self-pay and other	8.6%	8.3%	0.3%

(1)               The change is the difference between the 2007 and 2006 amounts shown.

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

These government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the cost of providing services to our patients and the timing of payments to our facilities. We are unable to predict the effect of future government health care funding policy changes on our operations. If the rates paid by governmental payers are reduced, if the scope of services covered by governmental payers is limited, or if we or one or more of our subsidiaries’ hospitals are excluded from participation in the Medicare or Medicaid program or any other government health care program, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

Medicare

Medicare offers beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan, is a fee-for-service payment system. The other option, called Medicare Advantage, includes managed care, preferred provider organization, private fee-for-service and specialty plans. The major components of our net patient revenues for services provided to patients enrolled in the Original Medicare Plan for the three months ended March 31, 2007 and 2006 are set forth in the table below:

	Three Months Ended March 31,
Revenue Descriptions	2007	2006
Diagnosis-related group — operating	$358	$347
Diagnosis-related group — capital	33	34
Outlier	21	22
Outpatient	99	94
Disproportionate share	55	54
Direct Graduate and Indirect Medical Education	28	26
Psychiatric, rehabilitation and skilled nursing facilities and other(1)	4	16
Adjustments for prior year cost reports and related valuation allowances	11	24
Total Medicare net patient revenues	$609	$617

(1)             The other revenue category includes our skilled nursing facilities, one prospective payment system (“PPS”)-exempt cancer hospital, one long-term acute care hospital, other revenue adjustments and adjustments related to the current-year cost reports and related valuation allowances.

Medicaid

Medicaid programs are funded by both the federal government and state governments. These programs and the reimbursement methodologies are administered by the states and vary from state to state and from year to year.

Estimated payments under various state Medicaid programs, excluding state-funded managed care programs, constituted approximately 6.9% and 8.2% of net patient revenues for the three months ended March 31, 2007 and 2006, respectively. These payments are typically based on fixed rates determined by the individual states. We also receive disproportionate share payments under various state Medicaid programs. For the three months ended March 31, 2007 and 2006, our revenue attributable to disproportionate share payments and other supplemental payments was approximately $40 million and $24 million, respectively. The increase in revenue from disproportionate share payments and other supplemental payments is primarily attributable to additional funding provided by certain states, which was made available in part by additional annual state provider taxes on certain of our hospitals, changes in classification of state programs and the

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

timing of when we received notification of our hospitals being entitled to such payments. However, there are proposed changes to the Medicaid system that could materially reduce the amount of Medicaid payments we receive in the future.

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

Regulatory and Legislative Changes

There have been no material changes to the information in our Annual Report about the Medicare and Medicaid programs, except as set forth below:

Annual Update to the Medicare Inpatient Prospective Payment System

Under Medicare law, CMS is required annually to update certain rules governing the inpatient prospective payment system (“IPPS”). The updates generally become effective October 1, the beginning of the federal fiscal year (“FFY”). On April 13, 2007, CMS issued the Proposed Changes to the Hospital Inpatient Prospective Payment Systems and FFY 2008 Rates (“Proposed Rule”). The Proposed Rule includes the following payment policy changes:

•                  A market basket increase currently estimated at 3.3% for diagnosis-related group (“DRG”) operating payments for hospitals reporting specified quality measure data (hospitals that do not report specified quality measure data will receive an increase of 1.3%);

•                  An increase in the number of quality measures hospitals would need to report in FFY 2008 in order to qualify for the full market basket update in FFY 2009 from 27 to 32;

•                  An across-the-board reduction of 2.4% to maintain budget neutrality (according to CMS, this reduction is necessary to offset the effect of changes in coding or the classification of discharges that do not reflect real changes in case mix);

•                  No increase in the capital federal DRG rate for urban hospitals;

•                  A change in the methodology CMS uses for calculating the DRG relative weights from a charge basis to a hospital-specific relative value cost basis (for FFY 2008, the weights will be based on a blend of two-thirds cost and one—third charges);

•                  Creation of 745 new severity-adjusted DRGs to replace the current 538 DRGs;

•                  Implementation of a provision of the Deficit Reduction Act of 2005 that takes the first steps toward preventing Medicare from giving hospitals higher payments for the additional costs of treating a patient that acquires a condition (including an infection) during a hospital stay; and

•                  A decrease in the cost outlier threshold from $24,485 to $23,015.

According to CMS, projected aggregate spending from the proposed reforms will not change. However, payments will increase for hospitals serving more severely ill patients and decrease for hospitals serving patients who are less severely ill. CMS projects that the combined impact of the proposed payment and policy changes will yield an average 1.7% increase in payments for hospitals in large urban areas (populations over 1 million). Using the impact percentages in the Proposed Rule for hospitals in large urban areas applied to our Medicare IPPS payments for the six months ended March 31, 2007, the annual impact for all changes in the Proposed Rule on our hospitals may result in an estimated increase in our Medicare revenues of approximately $26 million. Because of the uncertainty regarding the proposals and other factors that may influence our future IPPS payments, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding this estimate.

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Payment and Policy Changes to the Medicare Inpatient Psychiatric Facility Prospective Payment System

On April 30, 2007, CMS issued a Notice of the Medicare Inpatient Psychiatric Facility (“IPF”) Prospective Payment System Update for rate year beginning July 1, 2007 (“IPF-PPS Notice”). The IPF-PPS Notice includes the following payment and policy changes:

•                    An update to the IPF payment equal to market basket of 3.2%; and

•                    An increase in the fixed dollar loss threshold amount for outlier payments from $6,200 to $6,488.

At March 31, 2007, 14 of our general hospitals in continuing operations operated inpatient psychiatric units. CMS projects that the combined impact of the proposed payment and policy changes will yield an average 3.1% increase in payments for all IPFs (including psychiatric units in acute care hospitals), and an average 1.1% increase in payments for psychiatric units of acute care hospitals located in urban areas. Using the urban unit impact percentage as applied to our Medicare IPF payments for the nine months ended March 31, 2007 (annualized), the annual impact of all changes on our psychiatric units may result in an estimated increase in our Medicare revenues of approximately $1 million. Because of the uncertainty of the factors that may influence our future IPF payments, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding these estimates.

Proposed Payment and Policy Changes to the Medicare Inpatient Rehabilitation Facility Prospective Payment System

On May 2, 2007, CMS issued the Proposed Rule for the Medicare Inpatient Rehabilitation Facility (“IRF”) Prospective Payment System for FFY 2008 (“IRF-PPS Rule”). The IRF-PPS Rule includes the following proposals:

•                    An update to the IRF payment rate equal to the market basket of 3.3%;

•                    A continuation of the phase-in to a 75% compliance threshold, which when fully phased in requires that at least 75% of an IRF’s total inpatient population have one of the 13 designated medical conditions for which intensive inpatient rehabilitation services are medically necessary (CMS uses the start of an IRF’s cost reporting period to determine which compliance threshold to apply; the 60% compliance threshold applies to cost reporting periods beginning during the 12-month period commencing July 1, 2006; the compliance threshold increases to 65% for cost reporting periods beginning during the 12-month period commencing July 1, 2007; for cost reporting periods beginning during the 12-month period commencing July 1, 2008, the compliance threshold is 75%); and

•                    An increase in the outlier threshold for high cost outlier cases from $5,534 to $7,522.

At March 31, 2007, we operated two inpatient rehabilitation hospitals, and 13 of our general hospitals in continuing operations operated inpatient rehabilitation units. CMS projects that the combined impact of the proposed payment and policy changes will yield an average 2.4% increase in payments for all IRFs (including rehabilitation units in acute care hospitals), an average 2.4% increase in payments for rehabilitation hospitals located in urban areas, and an average 2.4% increase in payments for rehabilitation units of hospitals located in urban areas. Using these impact percentages as applied to our Medicare IRF payments for the six months ended March 31, 2007 (annualized), the annual impact of all changes on our IRF hospitals and units may result in an estimated increase in our Medicare revenues of approximately $2 million. Because of the uncertainty of the factors that may influence our future IRF payments, including final changes to the FFY 2008 IRF-PPS Rule, admission volumes, length of stay and case mix, and the impact of compliance with the IRF admission criteria, we cannot provide any assurances regarding these estimates.

PRIVATE INSURANCE

Managed Care

We currently have thousands of managed care contracts with various health maintenance organizations (“HMOs”) and preferred provider organizations (“PPOs”). HMOs generally maintain a full-service health care delivery network comprised of physician, hospital, pharmacy and ancillary service providers that HMO members must access through an assigned “primary care”

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

physician. The member’s care is then managed by his or her primary care physician and other network providers in accordance with the HMO’s quality assurance and utilization review guidelines so that appropriate health care can be efficiently delivered in the most cost-effective manner. HMOs typically provide no benefit or reimbursement to their members who use non-contracted health care providers for non—emergency care.

PPOs generally offer limited benefits to members who use non-contracted health care providers. PPO members who use contracted health care providers receive a preferred benefit, typically in the form of lower co-payments, co-insurance or deductibles. As employers and employees have demanded more choice, managed care plans have developed hybrid products that combine elements of both HMO and PPO plans.

The amount of our managed care net patient revenue during the three months ended March 31, 2007 and 2006 was $1.2 billion and $1.1 billion, respectively, and it is anticipated to be approximately $4.7 billion for our continuing operations in 2007. Approximately 59% of our managed care net patient revenues during the three months ended March 31, 2007 were derived from our top ten managed care payers. At both March 31, 2007 and December 31, 2006, approximately 54% of our net accounts receivable related to continuing operations were due from managed care payers.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have had more than four consecutive quarters of improved managed care pricing, we expect some moderation in the pricing percentage increases, on a year-over-year basis, in the near-to-intermediate term.

A majority of our managed care contracts are “evergreen” contracts. Evergreen contracts extend automatically every year, but may be renegotiated or terminated by either party typically after giving 90 to 120 days notice. National payers generate approximately 43% of our total net managed care revenues, although these agreements are often negotiated on a local or regional basis. The remainder comes from regional or local payers.

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

SELF-PAY PATIENTS

Self-pay patients are patients who do not qualify for government programs payments, such as Medicare and Medicaid, and who do not have some form of private insurance and, therefore, are responsible for their own medical bills. A significant portion of our self-pay patients is being admitted through our hospitals’ emergency departments and often require high-acuity treatment. High-acuity treatment is more costly to provide and, therefore, results in higher billings, which are the least collectible of all accounts. We believe our level of self-pay patients has been higher in the last several years than previous periods due to a combination of broad economic factors, including reductions in state Medicaid budgets, increasing numbers of individuals and employers who choose not to purchase insurance, and an increased burden of co-payments and deductibles to be made by patients instead of insurers.

Self-pay accounts pose significant collectibility problems. At March 31, 2007 and December 31, 2006, approximately 7% and 6%, respectively, of our net accounts receivable related to continuing operations were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients. We are taking numerous actions in an effort to mitigate the effect on us of the high level of uninsured patients and the related economic impact. These initiatives include conducting detailed reviews of existing intake procedures in our hospitals and creating better intake procedures for assisting patients with financial options. We continue to modify and refine our self-pay collection workflows, enhance our technology to assist our staff, and improve staff training in an effort to increase collections and reduce accounts receivable.

Over the longer term, several other initiatives we have previously announced should also help address this challenge. For example, our Compact is designed to offer managed care-style discounts to most uninsured patients, which enables us to

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

offer lower rates to those patients who historically have been charged standard gross charges. A significant portion of those charges had previously been written down in our provision for doubtful accounts. Under the Compact, the discount offered to uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time the self-pay accounts are recorded. The uninsured patient accounts, net of contractual allowances recorded, are further reduced to their net realizable value through provision for doubtful accounts based on historical collection trends for self-pay accounts and other factors that affect the estimation process.

We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per diem amount for services received, subject to a cap. Except for the per diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. For the three months ended March 31, 2007 and 2006, $173 million and $163 million of charity care gross charges were excluded from net operating revenues and provision for doubtful accounts, respectively.

RESULTS OF OPERATIONS

The following two tables show a summary of our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Net operating revenues:
General hospitals	$2,228	$2,172
Other operations	51	38
Net operating revenues	2,279	2,210
Operating expenses:
Salaries, wages and benefits	1,019	981
Supplies	408	411
Provision for doubtful accounts	141	121
Other operating expenses	522	480
Depreciation	81	76
Amortization	8	6
Impairment of long-lived assets and goodwill, and restructuring charges	3	29
Hurricane insurance recoveries, net of costs	—	3
Costs of litigation and investigations	(1)	16
Operating income	$98	$87

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2006
Net operating revenues:
General hospitals	97.8%	98.3%
Other operations	2.2%	1.7%
Net operating revenues	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	44.7%	44.4%
Supplies	17.9%	18.6%
Provision for doubtful accounts	6.2%	5.5%
Other operating expenses	22.9%	21.7%
Depreciation	3.6%	3.5%
Amortization	0.4%	0.3%
Impairment of long-lived assets and goodwill, and restructuring charges	0.1%	1.3%
Hurricane insurance recoveries, net of costs	—%	0.1%
Costs of litigation and investigations	(0.1)%	0.7%
Operating income	4.3%	3.9%

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

Net operating revenues from our other operations were $51 million and $38 million for the three months ended March 31, 2007 and 2006, respectively. Equity earnings (losses) of unconsolidated affiliates, included in our net operating revenues, were $10 million and $(3) million for the three months ended March 31, 2007 and 2006, respectively.

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below shows certain selected historical operating statistics for our continuing general hospitals:

	Three Months Ended March 31,
	2007	2006	Increase (Decrease)
	(Dollars in Millions, Except Per Patient Day, Per Admission and Per Visit Amounts)
Net inpatient revenues(1)	$1,540	$1,536	0.3%
Net outpatient revenues(1)	$657	$606	8.4%
Number of general hospitals (at end of period)	57	57	—	(2)
Licensed beds (at end of period)	14,957	15,114	(1.0)%
Average licensed beds	14,953	15,114	(1.1)%
Utilization of licensed beds(3)	55.4%	56.6%	(1.2	)%(2)
Patient days	745,651	770,139	(3.2)%
Equivalent patient days(4)	1,047,936	1,069,847	(2.0)%
Net inpatient revenue per patient day	$2,065	$1,994	3.6%
Admissions(5)	148,368	150,879	(1.7)%
Equivalent admissions(4)	209,574	211,103	(0.7)%
Net inpatient revenue per admission	$10,380	$10,180	2.0%
Average length of stay (days)	5.0	5.1	(0.1	)(2)
Surgeries	99,907	105,698	(5.5)%
Net outpatient revenue per visit	$614	$553	11.0%
Outpatient visits	1,069,676	1,096,046	(2.4)%

(1)          Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $70 million and $60 million for the three months ended March 31, 2007 and 2006, respectively. Net outpatient revenues include self-pay revenues of $85 million and $71 million for the same periods, respectively.

(2)          The change is the difference between 2007 and 2006 amounts shown.

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

(5)          Self-pay admissions represented 4.1% and 3.7% of total admissions for the three months ended March 31, 2007 and 2006, respectively. Charity care admissions represented 1.9% and 1.8% of total admissions for the same periods, respectively.

REVENUES

During the three months ended March 31, 2007, net operating revenues from continuing operations increased 3.1% compared to the three months ended March 31, 2006.

Outpatient visits, patient days and admissions were lower during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 by 2.4%, 3.2% and 1.7%, respectively. We believe the following factors continue to contribute to the overall decline in our inpatient and outpatient volume levels: (1) loss of patients to competing health care providers; (2) challenges in physician recruitment, retention and attrition; (3) strategic reduction of services related to our Targeted Growth Initiative discussed in “Executive Overview — Significant Challenges — Company-Specific Challenge” above; and (4) unfavorable publicity about us as a result of legacy lawsuits and government investigations, which has impacted our relationships with physicians and patients.

Our net inpatient revenues for both the three months ended March 31, 2007 and 2006 were $1.5 billion. There are various positive and negative factors impacting our net inpatient revenues.

The positive factors are as follows:

•                  Improved managed care pricing as a result of renegotiated contracts; and

•                  An increase in disproportionate share payments under various state Medicaid programs from $24 million in the prior-year quarter to $40 million in the current quarter.

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The negative factors are as follows:

•                  An overall shift in our managed care patient mix towards plans with lower levels of reimbursement, including: (1) national payers whose contract terms generate lower yields; and (2) managed care Medicare and Medicaid insurance plans, which generate lower yields than commercial managed care plans;

•                  Favorable net adjustments for prior year cost reports and related valuation allowances, primarily related to Medicare and Medicaid, in the current quarter of $12 million versus a favorable net adjustment in the prior-year quarter of $27 million; and

•                  Lower overall volumes.

Net outpatient revenues during the three months ended March 31, 2007 increased 8.4% compared to the same quarter last year. Although overall outpatient visits decreased 2.4% for the three months ended March 31, 2007 compared to the prior-year quarter, managed care outpatient visits increased. The primary reasons for the net outpatient revenue increase are improved managed care pricing and a shift in patient service mix, which contributed to an overall 11.0% increase in our net outpatient revenue per visit.

SALARIES, WAGES AND BENEFITS

Salaries, wages and benefits expense as a percentage of net operating revenues increased slightly for the three months ended March 31, 2007 compared to the same period in 2006. Salaries, wages and benefits per adjusted patient day increased approximately 6.0% in the three months ended March 31, 2007 compared to the prior-year quarter. The increase is primarily due to merit increases since the prior-year quarter and higher benefit costs.

Approximately 20% of our employees were represented by labor unions as of March 31, 2007, and the majority of these employees are covered under labor agreements that are currently being renegotiated. On March 6, 2007, we announced that we had reached an agreement with the United Nurses Associations of California on a new labor contract for nurses represented at four of our hospitals in California. The hospitals included in the agreement are Fountain Valley Regional Hospital and Medical Center, Irvine Regional Hospital and Medical Center, Garden Grove Hospital and Medical Center and Lakewood Regional Medical Center. The new agreement includes improvements in employee wages, work rules and benefits, and was reached after several months of negotiations and good-faith bargaining on the part of both parties. The terms of the new contract set stable wage increases over the next three years at rates of 5.25% for the first year and 5% for the second and third years. The agreement also contains no-strike provisions. In March 2007, certain employees, including registered nurses, voted in favor of union representation at Coral Gables Hospital in Florida. We have begun negotiating with the Service Employees International Union regarding the terms of any collective bargaining agreement that will cover these employees. We do not anticipate any agreement will have a material adverse effect on our results of operations.

Included in salaries, wages and benefits expense in both the three months ended March 31, 2007 and 2006 is $11 million of stock-based compensation expense.

SUPPLIES

Supplies expense as a percentage of net operating revenues increased slightly for the three months ended March 31, 2007 compared to the same period in 2006. Supplies expense per adjusted patient day increased approximately 1.5% in the three months ended March 31, 2007 compared to the prior-year quarter. This increase in supplies expense was mitigated by lower cardiovascular and pharmaceutical supply costs, which resulted from a decrease in cardiovascular procedures and our efforts to use more cost-effective pharmaceuticals.

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

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts as a percentage of net operating revenues increased for the three months ended March 31, 2007 compared to the same period in 2006 due to higher self-pay volumes and billing reclassifications at two of our hospitals.

A significant portion of our provision for doubtful accounts still relates to self-pay patients. Collection of accounts receivable has been a key area of focus, particularly over the past several years, as we have experienced adverse changes in our business mix. Our current estimated collection rate on self-pay accounts is approximately 33%, including collections from point-of-service through collections by our in-house collection agency or external collection vendors. This self-pay collection rate includes payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being classified and assigned to our in-house self-pay collection group. The comparable self-pay collection percentage as of December 31, 2006 was approximately 32%.

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

Payment pressure from managed care payers has also affected our provision for doubtful accounts. We continue to experience ongoing managed care payment delays and disputes; however, we are working with these payers to obtain adequate and timely reimbursement for our services. Our current estimated collection rate on managed care accounts is approximately 97%, which includes collections from point-of-service through collections by our in-house collection agency or external collection vendors. The comparable managed care collection percentage as of December 31, 2006 was approximately 97%.

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

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”), and (4) accounts receivable aging. The following tables present the approximate aging by payer of our continuing operations’ net accounts receivable of $1.355 billion and $1.303 billion, excluding cost report settlements payable and valuation allowances of $28 million and $43 million, at March 31, 2007 and December 31, 2006, respectively:

	March 31, 2007
	Medicare	Medicaid	Managed Care	Indemnity, Self Pay and Other	Total
0-60 days	97%	63%	75%	35%	70%
61-120 days	3%	22%	15%	25%	16%
121-180 days	—%	15%	6%	12%	7%
Over 180 days	—%	—%	4%	28%	7%
Total	100%	100%	100%	100%	100%

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	December 31, 2006
	Medicare	Medicaid	Managed Care	Indemnity, Self Pay and Other	Total
0-60 days	98%	60%	72%	31%	67%
61-120 days	2%	26%	16%	26%	17%
121-180 days	—%	14%	7%	12%	8%
Over 180 days	—%	—%	5%	31%	8%
Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations decreased to 52 days at March 31, 2007 compared to 53 days at December 31, 2006. AR Days at March 31, 2007 is within our target of below 60 days. This amount is calculated as our accounts receivable from continuing operations on that date divided by our revenue from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

As of March 31, 2007, we had a cumulative total of patient account assignments dating back at least three years or older of approximately $4.7 billion related to our continuing operations being pursued by our in-house and outside collection agencies or vendors. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts in collection is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from our Medical Eligibility Program (“MEP”) screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under our MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 81% of all accounts in our MEP are ultimately approved for benefits under a government program such as Medicaid.

The following table shows the approximate amount of net accounts receivable in our MEP, still awaiting determination of eligibility under a government program at March 31, 2007 and December 31, 2006, by aging category:

	March 31,	December 31,
	2007	2006
0-60 days	$61	$55
61-120 days	14	19
121-180 days	6	9
Over 180 days(1)	—	—
Total	$81	$83

(1)          Includes accounts receivable of $14 million and $12 million at March 31, 2007 and December 31, 2006, respectively, that are fully reserved.

OTHER OPERATING EXPENSES

Other operating expenses as a percentage of net operating revenues was 22.9% for the three months ended March 31, 2007 compared to 21.7% for the same period in 2006 due to higher physician fees, contracted services and information technology services costs. Also contributing to this increase in other operating expenses was an increase in malpractice expense to $49 million for the three months ended March 31, 2007 compared to $43 million for the three months ended March 31, 2006, and a $4 million unfavorable adjustment related to information systems costs.

Partially offsetting the increase in other operating expenses was a net gain of $7 million and $1 million on the sale of assets during the three months ended March 31, 2007 and 2006, respectively. The $7 million gain in 2007 relates to the sale of a medical office building in Florida. In addition, a $3 million favorable property insurance adjustment was recorded in the three months ended March 31, 2007.

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL AND RESTRUCTURING CHARGES

During the three months ended March 31, 2007, we recorded net impairment and restructuring charges of $3 million compared to $29 million during the three months ended March 31, 2006. See Note 4 to the Condensed Consolidated Financial Statements for additional detail of these charges and related liabilities.

COSTS OF LITIGATION AND INVESTIGATIONS

Costs of litigation and investigations in continuing operations for the three months ended March 31, 2007 and 2006 were $(1) million and $16 million, respectively. The 2007 amount includes a $3 million reduction in the estimated liability for wage and hour actions and other unrelated employment matters further described in Note 10 to the Condensed Consolidated Financial Statements. The 2006 expenses consisted primarily of legal settlements and costs to defend ourselves in various lawsuits.

INCOME TAX (EXPENSE) BENEFIT

During the three months ended March 31, 2007, we recorded an income tax benefit of $92 million compared to income tax expense of $4 million during the three months ended March 31, 2006. See Note 11 to the Condensed Consolidated Financial Statements for additional detail of these amounts.

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

There have been no material changes to our obligations to make future cash payments under contract as disclosed in the Annual Report, except for tax liabilities. As of December 31, 2006, we disclosed estimated future payments for tax liabilities totaling $195 million ($23 million in 2007, $140 million in 2008, and $32 million in years after 2011). Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” as amended by FASB Staff Position No. 48-1 (“FIN 48”), and, as a result of the implementation of FIN 48, the estimated total future payments for tax liabilities decreased to $177 million at March 31, 2007 ($31 million in 2007, $59 million in 2008, and $87 million in years after 2011).

Our capital expenditures primarily relate to the expansion and renovation of existing facilities, including amounts to comply with applicable laws and regulations, equipment and systems additions and replacements, introduction of new medical technologies, design and construction of new buildings and various other capital improvements. Capital expenditures were $111 million and $117 million in the three months ended March 31, 2007 and 2006, respectively. We anticipate that our capital expenditures for the year ending December 31, 2007 will total between $750 million and $800 million. This amount includes expenditures for certain equipment identified in connection with our 2006 assessment of physician and hospital needs that were not purchased in 2006. The anticipated capital expenditures also include approximately $14 million in 2007 to meet California seismic requirements for our remaining California facilities after all planned divestitures. The total estimated future value of capital expenditures necessary to meet the seismic requirements through 2013 is approximately $516 million, which was estimated using an inflation rate of approximately 12%. Our budgeted capital expenditures for the year ending December 31, 2007 also include approximately $24 million to improve disability access at certain of our facilities, as a result of a consent decree in a class action lawsuit. We expect to spend a total of approximately $158 million on such improvements over the next five years.

Interest payments, net of capitalized interest, were $124 million and $123 million in the three months ended March 31, 2007 and 2006, respectively. We anticipate that our gross interest payments, including capitalized interest, for the year ending December 31, 2007 will be approximately $380 million.

Income tax payments were approximately $2 million in the three months ended March 31, 2007 compared to $3 million in the three months ended March 31, 2006. In April 2007, we received a tax refund of approximately $171 million, which was recorded as a receivable at March 31, 2007. Our carryforwards available to offset future taxable income consisted of (1) federal net operating loss carryforwards of approximately $1.64 billion expiring in 2024 to 2026, (2) approximately $6 million in alternative minimum tax credits with no expiration, and (3) general business credit carryforwards of approximately $10 million expiring in 2023 to 2025.

SOURCES AND USES OF CASH

Our liquidity for the three months ended March 31, 2007 was derived primarily from cash on hand and sales of facilities.

Net cash used in operating activities was $154 million in the three months ended March 31, 2007 compared to $321 million in the three months ended March 31, 2006. The principal reason for the change was lower payments for restructuring and litigation costs and settlements.

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash flows from operating activities in the first quarter of any year is usually lower than in subsequent quarters during the year, primarily due to the timing of working capital requirements during the first quarter, including our annual 401(k) matching contributions and annual incentive compensation payments.

Proceeds from the sales of facilities during the three months ended March 31, 2007 aggregated $38 million. During the three months ended March 31, 2006, there were no proceeds from the sales of facilities.

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

In November 2006, we entered into a five-year, $800 million senior secured revolving credit facility that replaced our $250 million letter of credit facility. The revolving credit facility is collateralized by patient accounts receivable at our acute care and specialty hospitals, and bears interest at our option based on LIBOR plus 175 basis points or Citigroup’s base rate, as defined in the credit agreement, plus 75 basis points. After six months from the start of the credit agreement, the interest spread over LIBOR and Citigroup’s base rate may be reduced by 25 basis points if our leverage ratio, as defined in the credit agreement, is below the defined threshold. The revolving credit agreement includes a provision, which we believe is customary in receivables-backed credit facilities, that gives our banks the right to require that proceeds of collections of substantially all of our consolidated accounts receivable be applied directly to repay outstanding loans and other amounts that are due and payable under the revolving credit facility at any time that unused borrowing availability under the revolving credit facility is less than $100 million or if an event of default has occurred and is continuing thereunder. In that event, we would seek to re-borrow under the revolving credit facility to satisfy our operating cash requirements. Our ability to borrow under the revolving credit facility is subject to conditions precedent that are customary in such facilities, including that no default then exists. The letters of credit outstanding under our previous letter of credit facility were transferred into the revolving credit facility, which reduced the amount available for cash borrowings, but eliminated a restriction on $263 million of cash pledged under the letter of the credit facility.

From time to time, we expect to engage in various capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time.

We are currently in compliance with all covenants and conditions under our revolving credit agreement and the indentures governing our senior notes.

At March 31, 2007, there were no borrowings under the revolving credit facility, but we had approximately $184 million of letters of credit outstanding. Based on our eligible receivables, the borrowing capacity under the revolving credit facility was $616 million at March 31, 2007. We also had approximately $584 million of cash and cash equivalents on hand at March 31, 2007 to fund our operations and capital expenditures.

LIQUIDITY

We believe that existing cash and cash equivalents on hand, availability under our revolving credit facility, future cash provided by operating activities, collection of income taxes receivable and anticipated sales proceeds from our hospitals held for sale should be adequate to meet our current cash needs. It should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt and other presently known operating needs. Long-term liquidity for debt service will be dependent on improved cash provided by operating activities and, given favorable market conditions, future borrowings or refinancings. However, our cash requirements could be materially affected by the deterioration in our results of operations, as well as the various uncertainties discussed in this and other sections, which could require us to pursue any number of financing options, including, but not limited to, additional borrowings, debt refinancings, asset sales or other financing alternatives. The level, if any, of these financing sources cannot be assured.

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

TENET HEALTHCARE CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance-sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $233 million of standby letters of credit and guarantees as of March 31, 2007.

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

Our critical accounting estimates, as described in our Annual Report, have not changed, except as noted below.

ACCOUNTING FOR INCOME TAXES

We account for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS 109”) and FIN 48. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Income tax receivables and liabilities and deferred tax assets and liabilities are recognized based on the amounts that more likely than not will be sustained upon ultimate settlement with taxing authorities.

Developing our provision for income taxes and analysis of uncertain tax positions requires significant judgment and knowledge of federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets.

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

We consider many factors when evaluating our certain tax positions, and such judgments are subject to periodic review. Tax benefits associated with uncertain tax positions are recognized in the period in which one of the following conditions is satisfied: (1) the more likely than not recognition threshold is satisfied; (2) the position is ultimately settled through negotiation or litigation; or (3) the statute of limitations for the taxing authority to examine and challenge the position has expired. Tax benefits associated with an uncertain tax position are derecognized in the period in which the more likely than not recognition threshold is no longer satisfied. While we believe we have provided adequately for our income tax receivables or liabilities and our deferred tax assets or liabilities in accordance with SFAS 109 and FIN 48, adverse determinations by taxing authorities or changes in tax laws and regulations could have a material adverse effect on our financial condition, results of operations or cash flows.

TENET HEALTHCARE CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes since December 31, 2006 in the amount or maturity dates of debt outstanding.

At March 31, 2007, we had no borrowings subject to or with variable interest rates. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.

At March 31, 2007, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio. At March 31, 2007, we had accumulated unrealized losses of approximately $1 million related to our captive insurance companies’ investment portfolios.

We have no affiliation with partnerships, trusts or other entities (sometimes referred to as “special-purpose” or “variable-interest” entities) whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements. Thus, we have no exposure to the financing, liquidity, market or credit risks associated with such entities.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in alerting them in a timely manner to material information related to the Company (including its consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

During the period covered by this report, there were no changes to our internal controls over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

TENET HEALTHCARE CORPORATION

PART II.

ITEM 1. LEGAL PROCEEDINGS

We refer you to Part I, Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2006 for a description of material legal proceedings and investigations not in the ordinary course of business as updated through the filing date of that report. Since that time, material developments, as described below, have occurred. For additional information, see Note 10 to the Condensed Consolidated Financial Statements included in this report. Where specific amounts are sought in any pending legal proceeding, those amounts are disclosed. For all other matters, where a loss is reasonably possible and estimable, an estimate of the loss or a range of loss is provided. Where no estimate is provided, a loss is not reasonably possible or an amount of loss is not reasonably estimable at this time.

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

SEC Investigation

In April 2007, we announced that the Company entered into a $10 million civil settlement with the Securities and Exchange Commission that concluded a previously disclosed SEC investigation into two separate matters. The SEC initiated the investigation in April 2003 to determine whether our disclosures in our financial reports relating to Medicare outlier reimbursements and stop-loss payments under managed care contracts were misleading or otherwise inadequate, and whether there was any improper trading in our securities by certain of our current and former directors and officers. In April 2005, we received a “Wells Notice” from the staff of the SEC in connection with the investigation, which indicated that the staff intended to recommend a civil enforcement action against the Company for possible violations of federal securities laws; in addition, we were informed that Wells Notices had also been issued to certain former senior executives of the Company who left their positions in 2002 and 2003.

In mid-2005, the SEC also began investigating allegations made by a former employee that inappropriate contractual allowances for managed care contracts may have been established at three of our California hospitals through at least fiscal year 2001. At the request of the audit committee of our board of directors, the board’s independent outside counsel, Debevoise & Plimpton LLP (“Debevoise”), conducted an investigation of these allegations utilizing the forensic accounting services of Huron Consulting Group (“Huron”). This investigation was expanded and included determining whether similar issues might have affected other Tenet hospitals during the periods mentioned in the allegations and any other pertinent periods. After Debevoise and Huron completed their investigation and presented the results of their findings to the audit committee in early 2006, the audit committee determined that it was necessary to restate our previously reported financial statements. The restated financial statements were presented in our Annual Report on Form 10-K for the year ended December 31, 2005, and the restatement adjustments were described in Note 2 to the Consolidated Financial Statements therein.

The civil settlement, filed on April 2, 2007 in the U.S. District Court in Los Angeles, arose from a civil complaint filed simultaneously by the SEC against Tenet and four former officers of the Company, alleging violations of certain anti-fraud and disclosure provisions of the federal securities laws. The settlement, in which Tenet neither admitted nor denied the allegations, was approved by the court on April 4, 2007 and resolved the SEC complaint against the Company. As part of the settlement, the SEC said it will seek to deposit the $10 million civil penalty paid by Tenet into a “fair fund” to be distributed to eligible individuals and entities that demonstrate losses related to the value of their Tenet shares purchased or sold between April 12, 2002 and November 7, 2002.

The four former officers of the Company named as defendants in the SEC’s civil complaint are: Thomas Mackey, former chief operating officer; David Dennis, former chief financial officer; Christi Sulzbach, former general counsel; and Raymond Mathiasen, former chief accounting officer. The SEC announced that two of the four former officers have agreed to civil settlements to resolve the allegations without admitting or denying them. Mathiasen agreed to pay a civil penalty of

TENET HEALTHCARE CORPORATION
LEGAL PROCEEDINGS

$240,000, to be enjoined from future violations of securities laws, and to be barred from serving as an officer or director of a public company for five years. Dennis agreed to pay a civil penalty of $150,000 and to be enjoined from future violations of securities laws. The SEC said the cases against Mackey and Sulzbach are pending.

United States ex. rel. Dr. Man Tai Lam and Dr. William Meschel v. Tenet Healthcare Corporation, Case No. EP-02-CA-0525KC (U.S. District Court for the Western District of Texas)

On September 14, 2006, we were served with a fourth amended complaint in this qui tam action, which had originally been filed by the relators on November 8, 2002 and which remained under seal until the Department of Justice (“DOJ”) decided to not intervene in the matter and the court lifted the seal on July 18, 2005. The relators continued to allege violations of the federal False Claims Act by Tenet hospitals in El Paso, Texas arising out of: (1) alleged violations of the federal anti-kickback statute in connection with certain financial arrangements with physicians; and (2) the alleged manipulation of the hospitals’ charges in order to increase outlier payments. We served our response to the complaint on October 2, 2006 and, once again, moved to dismiss the case. On November 9, 2006, the government sought to intervene in the case for the purpose of moving to dismiss the relators’ outlier claim for lack of subject matter jurisdiction and on the basis that the claim was not plead with sufficient particularity. On March 28, 2007, the court ruled on the pending motions, granting our motion to dismiss the kickback claims and dismissing those claims with prejudice, as well as granting the government’s motion to intervene; however, the court declined to dismiss the relators’ outlier claim. On April 13, 2007, we filed a motion for summary judgment seeking dismissal of the case on the grounds that the relators were not the original source of the information forming the basis of their claim and that the relators cannot produce evidence that Tenet’s El Paso hospitals in fact submitted false claims to the government for outlier payments. On the same day, the government also filed a summary judgment motion, which is under seal. The court has not yet ruled on these motions.

United States ex rel. Bruce G. Lowman v. Hilton Head Medical Center and Clinics, et al., Case No. 9:05-2533-PMD (U.S. District Court for the District of South Carolina)

On July 20, 2006, the DOJ filed a notice to unseal and declining to intervene in a qui tam lawsuit, which was filed under seal on September 1, 2005, against the Company, our Hilton Head Medical Center and Clinics in South Carolina and related subsidiaries, as well as a cardiologist who was not our employee, but formerly practiced at Hilton Head. The unsealing order was signed by the judge on July 25, 2006. The relator, a physician no longer on Hilton Head’s medical staff, alleged under the federal False Claims Act that we received inappropriate payments from Medicare for certain cardiac catheterization procedures that were performed by the cardiologist from 1997 through 2003, during which time Hilton Head did not have a state certificate of need for open heart surgery capability, which was required under South Carolina regulations for facilities performing those procedures. The suit also alleged that certain of the catheterization procedures were medically unnecessary, although the relator provided no specific information regarding these claims. We were formally served with the complaint on November 20, 2006; subsequently, we filed a motion to dismiss this matter, which was granted on April 24, 2007.

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

TENET HEALTHCARE CORPORATION (Registrant)

Date: May 7, 2007	By:	/s/ BIGGS C. PORTER
Biggs C. Porter
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2007	By:	/s/ DANIEL J. CANCELMI
Daniel J. Cancelmi
Vice President and Controller
(Principal Accounting Officer)