Form 10-Q
period 2007-06-30
TENET HEALTHCARE CORP
filed 2007-08-07
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-7293

TENET HEALTHCARE CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	95-2557091
(State of Incorporation)	(IRS Employer
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

As of July 31, 2007, there were 473,863,859 shares of the Registrant’s common stock outstanding.

TENET HEALTHCARE CORPORATION

i

PART I.

ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$675	$784
Investments in marketable debt securities	39	39
Accounts receivable, less allowance for doubtful accounts ($483 at June 30, 2007 and $498 at December 31, 2006)	1,363	1,413
Inventories of supplies, at cost	184	184
Income tax receivable	3	171
Deferred income taxes	63	69
Assets held for sale	66	119
Other current assets	215	246
Total current assets	2,608	3,025
Investments and other assets	417	383
Property and equipment, at cost, less accumulated depreciation and amortization ($2,666 at June 30, 2007 and $2,548 at December 31, 2006)	4,354	4,299
Goodwill	603	601
Other intangible assets, at cost, less accumulated amortization ($168 at June 30, 2007 and $149 at December 31, 2006)	271	231
Total assets	$8,253	$8,539
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$22	$22
Accounts payable	642	775
Accrued compensation and benefits	333	390
Professional and general liability reserves	140	145
Accrued interest payable	136	130
Accrued legal settlement costs	93	71
Other current liabilities	477	392
Total current liabilities	1,843	1,925
Long-term debt, net of current portion	4,764	4,760
Professional and general liability reserves	577	586
Accrued legal settlement costs	207	251
Other long-term liabilities and minority interests	631	646
Deferred income taxes	82	107
Total liabilities	8,104	8,275
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 530,253,825 shares issued at June 30, 2007 and 527,384,164 shares issued at December 31, 2006	26	26
Additional paid-in capital	4,391	4,372
Accumulated other comprehensive loss	(46)	(45)
Accumulated deficit	(2,743)	(2,610)
Less common stock in treasury, at cost, 56,811,675 shares at June 30, 2007 and 55,798,815 shares at December 31, 2006	(1,479)	(1,479)
Total shareholders’ equity	149	264
Total liabilities and shareholders’ equity	$8,253	$8,539

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions,

Except Per-Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net operating revenues	$2,228	$2,195	$4,507	$4,405
Operating expenses:
Salaries, wages and benefits	993	963	2,012	1,944
Supplies	399	398	807	809
Provision for doubtful accounts	151	128	292	249
Other operating expenses, net	529	497	1,051	977
Depreciation	81	76	162	152
Amortization	8	6	16	12
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	10	27	13	56
Hurricane insurance recoveries, net of costs	—	(13)	—	(10)
Litigation and investigation costs (benefit)	(1)	728	(2)	744
Operating income (loss)	58	(615)	156	(528)
Interest expense	(105)	(101)	(211)	(203)
Investment earnings	15	17	26	34
Minority interests	(1)	—	(3)	(1)
Net gains on sales of investments	—	—	—	2
Loss from continuing operations, before income taxes	(33)	(699)	(32)	(696)
Income tax benefit	4	252	96	248
Income (loss) from continuing operations, before discontinued operations and cumulative effect of change in accounting principle	(29)	(447)	64	(448)
Discontinued operations:
Loss from operations	—	(21)	(21)	(18)
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	(1)	(101)	(10)	(76)
Hurricane insurance recoveries, net of costs	—	194	—	193
Litigation settlements, net of insurance recoveries	—	(21)	—	24
Net gain (loss) on sales of facilities	2	(1)	1	(1)
Income tax (expense) benefit	(2)	(1)	11	(4)
Income (loss) from discontinued operations, net of tax	(1)	49	(19)	118
Income (loss) before cumulative effect of change in accounting principle	(30)	(398)	45	(330)
Cumulative effect of change in accounting principle, net of tax	—	—	—	2
Net income (loss)	$(30)	$(398)	$45	$(328)

Basic and diluted earnings (loss) per common share and common equivalent share
Continuing operations	$(0.06)	$(0.95)	$0.13	$(0.95)
Discontinued operations	—	0.10	(0.04)	0.25
Cumulative effect of change in accounting principle, net of tax	—	—	—	—
	$(0.06)	$(0.85)	$0.09	$(0.70)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	473,212	470,608	472,729	470,338
Diluted	473,212	470,608	474,514	470,338

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Net income (loss)	$45	$(328)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	178	164
Provision for doubtful accounts	292	249
Deferred income tax benefit	—	(85)
Stock-based compensation charges	21	22
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	13	56
Litigation and investigation costs (benefit)	(2)	744
Pretax (income) loss from discontinued operations	30	(122)
Cumulative effect of change in accounting principle	—	(2)
Other items, net	(8)	10
Increases (decreases) in cash from changes in operating assets and liabilities:
Accounts receivable	(304)	(216)
Inventories and other current assets	7	(39)
Income taxes	60	(163)
Accounts payable, accrued expenses and other current liabilities	(197)	(238)
Other long-term liabilities	15	20
Payments against reserves for restructuring charges and litigation costs and settlements	(28)	(664)
Net cash provided by (used in) operating activities from discontinued operations, excluding income taxes	9	(49)
Net cash provided by (used in) operating activities	131	(641)
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(231)	(213)
Construction of new hospitals.	(27)	—
Purchases of property and equipment — discontinued operations	(3)	(30)
Purchase of business	(36)	—
Proceeds from sales of facilities — discontinued operations	47	15
Proceeds from sales of marketable securities, long-term investments and other assets	447	15
Purchases of marketable securities	(434)	(6)
Insurance recoveries for property damage	—	36
Other items, net	(4)	17
Net cash used in investing activities	(241)	(166)
Cash flows from financing activities:
Repayments of borrowings	—	(1)
Other items, net	1	3
Net cash provided by financing activities	1	2
Net decrease in cash and cash equivalents	(109)	(805)
Cash and cash equivalents at beginning of period	784	1,373
Cash and cash equivalents at end of period	$675	$568
Supplemental disclosures:
Interest paid, net of capitalized interest	$(191)	$(189)
Income tax (payments) refunds, net	$168	$(3)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business

Tenet Healthcare Corporation (together with our subsidiaries, referred to as “Tenet,” the “Company,” “we” or “us”) is an investor-owned health care services company whose subsidiaries and affiliates (collectively, “subsidiaries”) operate general hospitals and related health care facilities, and hold investments in other companies (including health care companies). At June 30, 2007, prior to our acquisition of Coastal Carolina Medical Center (see Note 13), our subsidiaries operated 61 general hospitals (including four hospitals not yet divested at that date that are classified as discontinued operations), a cancer hospital and a critical access hospital, with a combined total of 15,726 licensed beds, serving urban and rural communities in 12 states. We also own or lease: various related health care facilities, including a rehabilitation hospital, a long-term acute care hospital, a skilled nursing facility and a number of medical office buildings—all of which are located on, or nearby, one of our general hospital campuses; physician practices; captive insurance companies; and other ancillary health care businesses (including outpatient surgery centers, diagnostic imaging centers, and occupational and rural health care clinics).

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

Although the Condensed Consolidated Financial Statements and related notes within this document are unaudited, we believe all adjustments considered necessary for fair presentation have been included. In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), we must use estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements and accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base the estimates on historical experience and on assumptions that we believe to be reasonable, given the particular circumstances in which we operate. Actual results may vary from those estimates. Financial information we file with various regulatory agencies may be prepared on a basis other than GAAP or using different assumptions and, therefore, may vary from amounts presented herein.

Operating results for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year 2007. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly trends in patient accounts receivable collectibility and associated provisions for doubtful accounts; the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations or terminations and payer consolidation; changes in Medicare regulations; Medicaid funding levels set by the states in which we operate; levels of malpractice expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and valuation allowances; the timing and amounts of stock option and restricted stock unit grants to employees and directors; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: the business environment of local communities; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local health care competitors; managed care contract negotiations or terminations; unfavorable publicity about us, which impacts our relationships with physicians and patients; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

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

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” and recorded a $2 million credit, net of tax expense and related deferred tax valuation allowance, ($0.00 per share) as a cumulative effect of a change in accounting principle. See Note 6 for further information.

NOTE 2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	June 30,	December 31,
	2007	2006
Continuing operations:
Patient accounts receivable	$1,710	$1,711
Allowance for doubtful accounts	(443)	(447)
Estimated future recovery of accounts assigned to collection agencies	33	39
Net cost report settlements payable and valuation allowances	(26)	(43)
	1,274	1,260
Discontinued operations:
Patient accounts receivable	123	196
Allowance for doubtful accounts	(40)	(51)
Estimated future recovery of accounts assigned to collection agencies	2	3
Net cost report settlements receivable and valuation allowances	4	5
	89	153
Accounts receivable, net	$1,363	$1,413

As of June 30, 2007, our total estimated collection rates on managed care accounts and self-pay accounts were approximately 98% and 35%, respectively, which included collections from point-of-service through collections by our in-house collection agency or external collection vendors. The comparable managed care and self-pay collection rates as of December 31, 2006 were approximately 97% and 32%, respectively.

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

Accounts assigned to collection agencies (both in-house and external) are written off and excluded from patient accounts receivable and allowance for doubtful accounts; however, an estimate of future recoveries from all accounts at collection agencies is determined based on historical experience and recorded on our hospitals’ books as a component of accounts receivable in the Condensed Consolidated Balance Sheets.

We provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per diem amount for services received, subject to a cap. Except for the per diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in the allowance for doubtful accounts. For the three and six months ended June 30, 2007, $151 million and $332 million, respectively, in charity care gross charges were excluded from net operating revenues and the allowance for doubtful accounts compared to $138 million and $301 million for the three and six months ended June 30, 2006, respectively.

NOTE 3. DISCONTINUED OPERATIONS

Of the seven hospitals held for sale at December 31, 2006, we completed the sale of Alvarado Hospital Medical Center in California and Graduate Hospital in Pennsylvania during the three months ended March 31, 2007 and, during the three months ended June 30, 2007, we sold the real estate of our Lindy Boggs Medical Center in Louisiana. In July 2007, we completed the sale of Roxborough Memorial Hospital and Warminster Hospital, both in the Philadelphia area. We are continuing to negotiate with buyers for the remaining two hospitals slated for divestiture. We have classified the results of

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

operations of all seven of these hospitals, as well as the wind-down operations of hospitals previously sold, as discontinued operations for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

We classified $50 million and $114 million of assets of the hospitals included in discontinued operations as “assets held for sale” in current assets in the accompanying Condensed Consolidated Balance Sheets at June 30, 2007 and December 31, 2006, respectively. These assets primarily consist of property and equipment and were recorded at the lower of the asset’s carrying amount or its fair value less estimated costs to sell. The fair value estimates were derived from independent appraisals, established market values of comparable assets, or internal estimates of future net cash flows. These fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the future financial results of these hospitals and how they are operated by us until they are divested, changes in health care industry trends and regulations until the hospitals are divested, and whether we ultimately divest the hospital assets to buyers who will continue to operate the assets as general hospitals or utilize the assets for other purposes. In certain cases, these fair value estimates assume the highest and best use of the assets in the future to a market place participant is other than as a hospital. In these cases, the estimates are based on the fair value of the real property and equipment if utilized other than as a hospital. These fair value estimates do not include the costs of closing these hospitals or other future operating costs, which could be substantial. Accordingly, the ultimate net cash realized from the sale of the hospital assets could be significantly less than the fair value estimates. Because we do not intend to sell the accounts receivable of these hospitals, the receivables, less the related allowance for doubtful accounts, estimated future recovery of accounts assigned to collection agencies, and net cost report settlements receivable and valuation allowances, are included in our consolidated net accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

Net operating revenues and income (loss) before income taxes reported in discontinued operations for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net operating revenues	$95	$251	$190	$521
Income (loss) before income taxes	1	50	(30)	122

We recorded $10 million of net impairment and restructuring charges in discontinued operations during the six months ended June 30, 2007, consisting of $4 million for the write-down of long-lived assets to their estimated fair values, less estimated costs to sell, and $10 million of employee severance and retention costs, offset by a $4 million credit to reduce an asset retirement obligation related to asbestos.

We recorded $76 million of impairment and restructuring charges in discontinued operations during the six months ended June 30, 2006 primarily consisting of $126 million for the write-down of long-lived assets to their estimated fair values, less estimated costs to sell, $12 million in goodwill impairment, $2 million for employee severance and retention costs, and $1 million in lease termination and other costs, offset by $65 million in insurance recoveries related to Hurricane Katrina property claims. The total impairment charges include $123 million of charges related to our announced disposition of 10 hospitals in June 2006.

In addition to the $65 million in insurance recoveries recorded as a reduction to the impairment charges in discontinued operations, we also recorded $193 million of insurance recoveries in the three months ended June 30, 2006 related to the disruption of our discontinued operations by Hurricane Katrina.

We have sought up to $275 million in recovery under our excess professional and general liability insurance policies in connection with our $395 million settlement, in December 2004, of the patient litigation related to our former Redding Medical Center. Certain of our insurance carriers have raised objections to coverage under our policies. We are pursuing all means available against the insurance carriers in seeking coverage and, in January 2005, we filed for arbitration against each of the three carriers to resolve the dispute. Subsequently, we reached a settlement with one of the excess carriers in the amount of $45 million, which we recorded as an insurance recovery in the three months ended March 31, 2006 and collected in July 2006. This insurance recovery reduced the total remaining excess limits available under our excess policies to $230 million (including up to a maximum of $200 million for the Redding claims) for all occurrences prior to June 1, 2003. We continue to pursue recovery from the other two carriers under these excess policies up to a maximum of $200 million for the Redding claims. We

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

currently maintain other excess liability insurance policies having a maximum aggregate coverage limit of $275 million for occurrences from June 1, 2003 through May 31, 2008.

In addition to the $45 million insurance recovery related to Redding Medical Center, we recorded a $21 million charge during the three months ended June 30, 2006 related to the civil settlement of a matter involving Alvarado Hospital Medical Center. This charge is reflected in litigation settlements, net of the $45 million insurance recovery, in discontinued operations in the accompanying Condensed Consolidated Statements of Operations.

As we move forward with our previously announced divestiture plans, or should we dispose of additional hospitals in the future, we may incur additional asset impairment and restructuring charges in future periods.

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES

During the six months ended June 30, 2007, we recorded net impairment and restructuring charges of $13 million, consisting of a $2 million impairment charge for the write-down of long-lived assets to their estimated fair values in accordance with SFAS 144, $8 million of employee severance and other related costs, and $3 million for the acceleration of stock-based compensation. During the six months ended June 30, 2006, we recorded net impairment and restructuring charges of $56 million. As we move forward with our restructuring plans, or should we restructure our hospitals in the future, or if the operating results of our hospitals do not meet expectations, or if we expect negative trends to impact our future outlook, additional impairments of long-lived assets and goodwill and restructuring charges may occur.

The tables below are a reconciliation of beginning and ending liability balances in connection with restructuring charges recorded during the six months ended June 30, 2007 and 2006 in continuing and discontinued operations:

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Other	Balances at End of Period
Six Months Ended June 30, 2007
Continuing operations:
Severance costs in connection with hospital cost-control programs and general overhead-reduction plans	$23	$11	$(8)	$(3)	$23
Discontinued operations:
Lease cancellations and estimated costs associated with the sale or closure of hospitals and other facilities	16	10	(10)	—	16
	$39	$21	$(18)	$(3)	$39

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Other	Balances at End of Period
Six Months Ended June 30, 2006
Continuing operations:
Severance costs in connection with hospital cost-control programs and general overhead-reduction plans	$43	$(4)	$(13)	$—	$26
Discontinued operations:
Lease cancellations and estimated costs associated with the sale or closure of hospitals and other facilities	22	3	(11)	—	14
	$65	$(1)	$(24)	$—	$40

The above liability balances are included in other current liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Cash payments to be applied against these accruals at June 30, 2007 are expected to be approximately $11 million in 2007 and $28 million thereafter. The other column represents non-cash charges that are recorded in other accounts, such as the acceleration of stock-based compensation expense related to severance agreements.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LONG-TERM DEBT, LEASE OBLIGATIONS AND GUARANTEES

The table below shows our long-term debt as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
Senior notes:
6 3/8%, due 2011	$1,000	$1,000
6 1/2%, due 2012	600	600
7 3/8%, due 2013	1,000	1,000
9 7/8%, due 2014	1,000	1,000
9 1/4%, due 2015	800	800
6 7/8%, due 2031	450	450
Capital leases and mortgage notes	29	29
Unamortized note discounts	(93)	(97)
Total long-term debt	4,786	4,782
Less current portion	22	22
Long-term debt, net of current portion	$4,764	$4,760

Credit Agreement

In November 2006, we entered into a five-year, $800 million senior secured revolving credit facility that replaced our $250 million letter of credit facility. The revolving credit facility is collateralized by patient accounts receivable at our acute care and specialty hospitals, and bears interest at our option based on the London Interbank Offered Rate (“LIBOR”) plus 175 basis points or Citigroup’s base rate, as defined in the credit agreement, plus 75 basis points. The letters of credit outstanding under our previous letter of credit facility were transferred into the revolving credit facility, which reduced the amount available for cash borrowings, but eliminated a restriction on $263 million of cash pledged under the letter of credit facility. At June 30, 2007, there were no cash borrowings under the revolving credit facility and $185 million of letters of credit outstanding. Based on our eligible receivables, the borrowing capacity under the revolving credit facility was $601 million at June 30, 2007.

Senior Notes

All of our senior notes are general unsecured senior debt obligations that rank equally in right of payment with all of our other unsecured senior indebtedness, but are effectively subordinated to the obligations of our subsidiaries and any obligations under our revolving credit facility to the extent of the collateral.

Covenants

Our revolving credit agreement contains customary covenants for an asset-backed facility, including a minimum fixed charge coverage ratio to be met when the available credit under the facility falls below $100 million, as well as limits on debt, asset sales and prepayments of senior debt. The revolving credit agreement also includes a provision, which we believe is customary in receivables-backed credit facilities, that gives our banks the right to require that proceeds of collections of substantially all of our consolidated accounts receivable be applied directly to repay outstanding loans and other amounts that are due and payable under the revolving credit facility at any time that unused borrowing availability under the revolving credit facility is less than $100 million or if an event of default has occurred and is continuing thereunder. In that event, we would seek to re-borrow under the revolving credit facility to satisfy our operating cash requirements. Our ability to borrow under the revolving credit facility is subject to conditions that we believe are customary in such facilities, including that no default then exists.

The indentures governing our senior notes contain covenants and conditions that have, among other requirements, limitations on (1) liens on principal properties, as defined under the indentures, and (2) sale and lease-back transactions with respect to principal properties. A principal property is defined in the indentures as a hospital that has an asset value on our books in excess of 5% of our consolidated net tangible assets, as defined. The above limitations do not apply, however, to (1) debt that is not secured by principal properties or (2) debt that is secured by principal properties if the aggregate of such secured debt does not exceed 15% of our consolidated net tangible assets, as further described in the indentures. The

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

indentures also prohibit the consolidation, merger or sale of all or substantially all assets unless no event of default would result after giving effect to such transaction.

Physician Relocation Agreements and Other Minimum Revenue Guarantees

Consistent with our policy on physician relocation and recruitment, we provide income guarantee agreements to certain physicians who agree to relocate to our communities to fill a need in the hospital’s service area and commit to remain in practice there. Under such agreements, we are required to make payments to the physicians in excess of the amounts they earn in their practices up to the amount of the income guarantee. The income guarantee periods are typically 12 months. Such payments are recoverable from the physicians if they do not fulfill their commitment period to the community, which is typically three years subsequent to the guarantee period. We also provide minimum revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals with terms ranging from one to three years. At June 30, 2007, the maximum potential amount of future payments under these guarantees was $46 million. In accordance with FASB Staff Position FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners,” at June 30, 2007, we had a liability of $46 million for the fair value of these guarantees included in other liabilities.

NOTE 6. EMPLOYEE BENEFIT PLANS

At June 30, 2007, there were approximately 8.8 million shares of common stock available under our 2001 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options generally have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant.

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

Prior to our adoption of SFAS 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123(R) requires excess tax benefits be reported as a financing cash inflow. We have not recognized any excess tax benefits during the six months ended June 30, 2007 or 2006.

Our income from continuing operations for the six months ended June 30, 2007 includes $22 million pre-tax of compensation costs related to our stock-based compensation arrangements ($14 million after tax, excluding the impact of the deferred tax valuation allowance). Our loss from continuing operations for the six months ended June 30, 2006 includes $22 million pre-tax of compensation costs related to our stock-based compensation arrangements ($14 million after tax, excluding the impact of the deferred tax valuation allowance).

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2007:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life

Outstanding as of December 31, 2006	38,690,973	$20.41
Granted	1,418,000	6.60
Exercised	(5,100)	6.25
Forfeited/Expired	(1,012,820)	12.83
Outstanding as of June 30, 2007	39,091,053	$20.12	$—	5.0 years
Vested and expected to vest at June 30, 2007	38,751,943	$20.20	$—	4.9 years
Exercisable as of June 30, 2007	34,260,519	$21.75	$—	4.4 years

There were 5,100 options with a minimal aggregate intrinsic value exercised during the six months ended June 30, 2007, and no options were exercised during the six months ended June 30, 2006.

As of June 30, 2007, there were $11 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.3 years.

The weighted average estimated fair value of options we granted in the six months ended June 30, 2007 and 2006 was $2.77 per share and $3.15 per share, respectively, as calculated based on each grant date, using a binomial lattice model with the following assumptions:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	All Employees	Top Four Employees	All Other Employees

Expected volatility	40%	41%	41%
Expected dividend yield	0%	0%	0%
Expected life	5.75 years	6.25 years	4 years
Expected forfeiture rate	3%	0%	15%
Risk-free interest rate range	4.49%	4.47% - 5.04%	4.47% - 5.04%
Early exercise threshold	50% gain	50% gain	50% gain
Early exercise rate	50% per year	50% per year	50% per year

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

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about our outstanding stock options at June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $10.639	8,565,361	8.2 years	$8.99	3,933,608	$9.84
$10.64 to $13.959	6,563,739	4.5 years	11.82	6,481,625	11.82
$13.96 to $17.589	6,486,637	3.9 years	17.26	6,369,970	17.31
$17.59 to $28.759	8,915,653	1.9 years	23.69	8,915,653	23.69
$28.76 and over	8,559,663	3.4 years	36.05	8,559,663	36.05
	39,091,053	4.4 years	$20.12	34,260,519	$21.75

Restricted Stock Units

The following table summarizes restricted stock unit activity during the six months ended June 30, 2007:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit

Unvested as of December 31, 2006	7,101,474	$9.31
Granted	5,735,924	6.62
Vested	(2,296,527)	9.07
Forfeited	(377,873)	9.01
Unvested as of June 30, 2007	10,162,998	$7.85

Included in the grants of restricted stock units for the six months ended June 30, 2007 are 3,233,424 restricted stock units that vest ratably over three years. The fair value of these restricted stock units was based on our share price on the grant date. Also, 1,402,500 restricted stock units that include cliff vesting conditions, based on the average closing price of our shares on the last 40 trading days of 2009, were granted in the three months ended March 31, 2007 to certain of our executives. Vesting is based on the following share price criteria and is calculated on a straight-line basis for share prices between the following benchmarks:

Average Share Price	Vesting %
$10.25 or above	100%
$8.50 or above, but less than $10.25	66.67% - 99.99%
$6.75 or above, but less than $8.50	33.33% - 66.66%
Less than $6.75	33.33%

One exception to the above vesting criteria is that 100,000 restricted stock units granted to our chief executive officer vest on the first anniversary of the grant and an additional 100,000 restricted stock units vest on the second anniversary, with the remaining 700,000 restricted stock units granted vesting on the third anniversary based on the average share price vesting criteria described above. The fair value of all of the restricted stock units that include cliff vesting conditions is $4.71 per share, which was estimated based on a Monte Carlo valuation model.

In addition to the above grants, 1,100,000 restricted stock units were granted during the three months ended March 31, 2007 to a group of employees for retention purposes. The fair value of these restricted stock units was based on our share price on the grant date. These units vest as follows:

•                           25% on the third anniversary;

•                           25% on the fifth anniversary;

•                           25% on the seventh anniversary; and

•                           25% on the tenth anniversary.

As of June 30, 2007, there were $50 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.7 years.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

In January 2003, we issued 200,000 shares of restricted stock to our chief executive officer. The stock vested on the second, third and fourth anniversary dates of the grant.

The following table summarizes restricted stock activity during the six months ended June 30, 2007:

	Shares	Weighted Average Grant Date Fair Value Per Share

Unvested as of December 31, 2006	66,667	$18.64
Granted	—	—
Vested	(66,667)	18.64
Forfeited	—	—
Unvested as of June 30, 2007	—	$—

NOTE 7. SHAREHOLDERS’ EQUITY

The following table shows the changes in consolidated shareholders’ equity during the six months ended June 30, 2007 (dollars in millions, shares in thousands):

	Shares Outstanding	Issued Par Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balances at December 31, 2006	471,585	$26	$4,372	$(45)	$(2,610)	$(1,479)	$264
Cumulative effect of adopting FIN 48	—	—	—	—	(178)	—	(178)
Net income	—	—	—	—	45	—	45
Other comprehensive loss	—	—	—	(1)	—	—	(1)
Stock-based compensation expense and issuance of common stock	1,857	—	19	—	—	—	19
Balances at June 30, 2007	473,442	$26	$4,391	$(46)	$(2,743)	$(1,479)	$149

NOTE 8. OTHER COMPREHENSIVE INCOME (LOSS)

The table below shows each component of other comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$(30)	$(398)	$45	$(328)
Other comprehensive income (loss):
Reclassification adjustments for realized (gains) losses included in net income (loss)	—	—	1	(1)
Foreign currency translation adjustment	—	—	(2)	—
Other comprehensive loss before income taxes	—	—	(1)	(1)
Income tax (expense) benefit related to items of other comprehensive loss	—	—	—	—
Other comprehensive loss	—	—	(1)	(1)
Comprehensive income (loss)	$(30)	$(398)	$44	$(329)

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

Professional and General Liability Insurance

At June 30, 2007 and December 31, 2006, the current and long-term professional and general liability reserves on our Condensed Consolidated Balance Sheet were approximately $717 million and $731 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and self-insured retention reserves recorded based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity composite rate of 4.72% and 4.76% at June 30, 2007 and December 31, 2006, respectively.

For the policy period June 1, 2007 through May 31, 2008, our hospitals generally have a self-insurance retention per occurrence of $2 million for losses incurred during the policy period. Our captive insurance company, The Healthcare Insurance Corporation, has a self-insured retention of $13 million per occurrence above our hospitals’ $2 million self-insurance retention level. The next $10 million of claims in excess of $15 million are 100% reinsured by The Healthcare Insurance Corporation with independent reinsurance companies. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies from major independent insurance companies, on a claims-made basis, subject to an aggregate limit of $275 million.

Included in other operating expenses in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $48 million and $49 million for the three months ended June 30, 2007 and 2006, respectively, and $97 million and $92 million for the six months ended June 30, 2007 and 2006, respectively.

NOTE 10. CLAIMS AND LAWSUITS

Currently pending and recently resolved material claims, legal proceedings and investigations that are not in the ordinary course of business are set forth below. Where specific amounts are sought in any pending legal proceeding, those amounts are disclosed. For all other matters, where a loss is reasonably possible and estimable, an estimate of the loss or a range of loss is provided. Where no estimate is provided, a loss is not reasonably possible or an amount of loss is not reasonably estimable at this time.

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

A consolidated shareholder derivative action is pending in federal district court in California against certain current and former members of our board of directors and former members of senior management. Tenet is also named as a nominal defendant. The shareholder plaintiffs allege various causes of action on behalf of the Company and for our benefit, including breach of fiduciary duty, insider trading, unjust enrichment and securities law violations. We anticipate that

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

this matter will be dismissed now that the state court in Santa Barbara has approved the settlement of the state derivative litigation, subject to the appeal described above. The federal court has stayed all proceedings in this case until our motion to dismiss is filed and resolved.

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

2.                                       SEC Settlement—In April 2007, we announced that the Company entered into a $10 million civil settlement with the Securities and Exchange Commission that concluded an SEC investigation into two separate matters – the first primarily concerning whether our disclosures in our financial reports relating to Medicare outlier reimbursements and stop-loss payments under managed care contracts were misleading or otherwise inadequate, and the second relating to whether inappropriate contractual allowances for managed care contracts were established at certain of our hospitals. In the three months ended December 31, 2006, we recorded an accrual of $10 million as an estimated liability to address the potential resolution of the SEC investigation. The civil settlement, filed on April 2, 2007 in the U.S. District Court in Los Angeles, arose from a civil complaint filed simultaneously by the SEC against Tenet and four former officers of the Company, alleging violations of certain anti-fraud and disclosure provisions of the federal securities laws. The settlement, in which Tenet neither admitted nor denied the allegations, was approved by the court on April 4, 2007 and resolved the SEC complaint against the Company. As part of the settlement, the SEC said it would seek to deposit the $10 million civil penalty paid by Tenet into a “fair fund” to be distributed to eligible individuals and entities that demonstrate losses related to the value of their Tenet shares purchased or sold between April 12, 2002 and November 7, 2002.

3.                                       Wage and Hour Actions—We are defending a proposed class action lawsuit alleging that our hospitals violated certain provisions of the California Labor Code and applicable California Industrial Welfare Commission Wage Orders with respect to (a) meal breaks, (b) rest periods, (c) the payment of compensation for meal breaks and rest periods not taken, (d) “rounding off” practices for time entries on timekeeping records, (e) the information shown on pay stubs and (f) certain overtime payments. Plaintiffs are seeking back pay, statutory penalties and attorneys’ fees, and seek to certify this action on behalf of virtually all nonexempt employees of our California subsidiaries. Another proposed class action pending in Southern California also involves allegations regarding unpaid overtime. The lawsuit alleges that our pay practices since 2000 for California-based 12-hour shift employees violate California and federal overtime laws by virtue of the alleged failure to include certain payments known as Flexible (or California) Differential payments in the regular rate of pay that is used to calculate overtime pay. This case has been provisionally certified as a collective action under the federal Fair Labor Standards Act for the purpose of giving notice to potential class members. Plaintiff is seeking back pay, statutory penalties and attorneys’ fees. We have recorded an accrual of $21 million as an estimated liability for the wage and hour actions and other unrelated employment matters (we recorded $18 million in the three months ended June 30, 2006 and $6 million in prior years, offset by a $3 million reduction in the estimated liability in the three months ended March 31, 2007).

4.                                       Investigation by Louisiana Attorney General’s Office—In connection with an investigation into patient deaths that occurred at various hospitals and nursing homes following Hurricane Katrina, the Louisiana Attorney General’s Office conducted a review of events that occurred during the hurricane at two Tenet hospitals in New Orleans – Memorial Medical Center and Lindy Boggs Medical Center (both of which have since been divested). On October 1, 2005, representatives of the Louisiana Attorney General’s Office conducted a search of Memorial’s campus pursuant to a search warrant issued by an Orleans Parish state judge on September 30, 2005. Certain records and other materials were removed, including materials from a long-term acute care facility on Memorial’s campus, which was managed and operated under separate license by LifeCare Holdings Inc., which is not affiliated with us. The Attorney General’s Office also issued subpoenas to the Company and Memorial requesting documents pertaining to the matters under investigation and events occurring at the hospital during and after the hurricane. In addition, the Attorney General subpoenaed certain individuals he wanted to question on these matters, including a number of our employees. Subsequently, we learned in mid-July 2006 that the Louisiana Attorney General had

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                referred the findings of his ten-month investigation to the New Orleans District Attorney. The Attorney General’s Office also announced in July 2006 that it had issued arrest warrants for two nurses who were employees of Memorial and one doctor who was not our employee, but was on the medical staff at Memorial, alleging that they may have administered pain medication that hastened the deaths of four patients of LifeCare’s facility in the aftermath of the hurricane. These individuals repeatedly denied the Attorney General’s allegations. We learned in July 2007 that the New Orleans District Attorney’s Office refused to press charges against the two nurses after they testified before a grand jury. Subsequently, the District Attorney’s Office announced that the grand jury had declined to return any indictments in the matter.

5.                                       Tax Disputes—See Note 11 for information concerning disputes with the Internal Revenue Service (“IRS”) regarding our federal tax returns.

Our hospitals are also routinely subject to sales and use tax audits and personal property tax audits by the state and local government jurisdictions in which they do business. The results of the audits are frequently disputed, and such disputes are ordinarily resolved by administrative appeals or litigation.

6.                                      Qui Tam Actions—We have been defending a qui tam action in Texas that alleged violations of the federal False Claims Act by our hospitals in El Paso arising out of the alleged manipulation of the hospitals’ charges in order to increase outlier payments. On April 13, 2007, we filed a motion for summary judgment seeking dismissal of the case. On the same day, the government also filed a summary judgment motion. On July 20, 2007, the court found that the relators had no direct and independent knowledge of the information on which their allegations were based and granted both motions, thereby dismissing this case.

On April 24, 2007, our motion to dismiss an unrelated qui tam action in South Carolina was granted. That action, in which the Department of Justice declined to intervene, alleged violations of the federal False Claims Act by the Company, our Hilton Head Medical Center and Clinics, and related subsidiaries, as well as a cardiologist who formerly practiced at Hilton Head. The relator claimed that we received inappropriate payments from Medicare for certain cardiac catheterization procedures that were performed by the cardiologist from 1997 through 2003, during which time Hilton Head did not have a state certificate of need for open heart surgery capability, which was required under South Carolina regulations for facilities performing those procedures. The suit also alleged that certain of the catheterization procedures were medically unnecessary, although the relator provided no specific information regarding these claims. The relator appealed the district court’s decision to dismiss the case to the U.S. Court of Appeals for the Fourth Circuit in Richmond, Virginia, where briefing is ongoing. We believe that the trial court’s dismissal was correct and are defending that decision on appeal.

7.                                       Miscellaneous Civil Lawsuits—We have been defending a civil case in federal district court in Miami filed as a purported class action by Boca Raton Community Hospital, principally alleging that Tenet’s past pricing policies and receipt of Medicare outlier payments violated the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), causing harm to plaintiff. Plaintiff sought unspecified amounts of damages (including treble damages under RICO), restitution, disgorgement and punitive damages. In December 2006, the district court denied plaintiff’s motion for class certification, which decision the U.S. Court of Appeals for the Eleventh Circuit declined to review. On August 1, 2007, the district court granted our motion for summary judgment on all claims, thereby dismissing this case.

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

In August 2006, the University of Southern California filed a lawsuit in Los Angeles Superior Court against a Tenet subsidiary seeking to terminate a ground lease and a development and operating agreement between the University and the subsidiary, which built, owns and operates USC University Hospital, an acute care hospital located on land leased from the University in Los Angeles. The University’s complaint alleges that the lease and operating agreement

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

should be terminated as a result of a default by us and seeks a judicial declaration terminating the agreements in an effort to force us to sell the hospital to the University. We strongly dispute the University’s claims and are seeking to compel arbitration of the dispute as is mandated by the development and operating agreement. In December 2006, the trial court denied our motion to compel arbitration; however, on January 2, 2007, we filed an appeal of that decision, and the case has been stayed pending the appeal. Oral arguments in the appeal are scheduled for August 17, 2007.

In April 2007, we received letters from a real estate investment trust from which certain of our subsidiaries lease hospitals and real estate alleging that several of those subsidiaries were in default primarily with respect to a number of deferred maintenance issues under three leases. The leases relate to the following hospitals: the Tarzana campus of Encino-Tarzana Regional Medical Center in California, Community Hospital of Los Gatos, also in California, and NorthShore Regional Medical Center in Slidell, Louisiana. We believe that the alleged defaults are without merit. However, we are taking steps to clarify or remedy any proven claimed deficiencies, as appropriate, and, if found to be deficient, we intend to elect our right to cure any maintenance defaults as provided under the leases. On May 8, 2007, our subsidiaries filed suit in California state court against the lessor and certain of its affiliates asserting various causes of action concerning the lease disputes. Our subsidiaries also initiated an arbitration action against the lessor and its affiliates. With the lawsuit and through the arbitration proceedings, we seek declaratory relief in our favor regarding the leases and alleged defaults, damages, and injunctive relief and restitution under California’s unfair competition law. The case and arbitration proceedings are in their initial stages, and discovery has not yet commenced. The leases at issue contain cross-default covenants that state that, under certain circumstances, we may be considered to be in default under other leases if a default has occurred and is continuing under one lease. On July 27, 2007, we received notices from the lessor alleging that certain of our subsidiaries were in default under leases relating to four of our hospitals because of the alleged defaults under the Tarzana lease described above. As a result, the lessor has demanded that we turn over possession of Irvine Regional Hospital Medical Center in California, Palm Beach Gardens Medical Center in Florida, North Fulton Regional Hospital in Georgia and Frye Regional Medical Center in North Carolina by December 31, 2007. We believe the lessor has taken this step as a response to the lawsuit and arbitration proceedings we commenced in May 2007, and we intend to continue to vigorously defend ourselves in this matter.

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

We record reserves for claims and lawsuits when they are probable and reasonably estimable. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized in the accompanying Condensed Consolidated Financial Statements the potential liabilities that may result.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the six months ended June 30, 2007 and 2006:

	Balances at Beginning of Period	Litigation and Investigation Costs (Benefit)	Cash Payments	Other(1)	Balances at End of Period
Six Months Ended June 30, 2007
Continuing operations	$321	$(2)	$(20)	$—	$299
Discontinued operations	1	—	—	—	1
	$322	$(2)	$(20)	$—	$300
Six Months Ended June 30, 2006
Continuing operations	$308	$744	$(649)	$(75)	$328
Discontinued operations	5	(24)	(21)	45	5
	$313	$720	$(670)	$(30)	$333

(1)         Other items in 2006 include the funding of $75 million from our insurance carriers for the settlement of a securities class action lawsuit, which was classified as a receivable in other current assets in the Condensed Consolidated Balance Sheet as of December 31, 2005, and the recovery of $45 million in insurance proceeds related to the Redding Medical Center settlement in December 2004, which was classified as a receivable in other current assets in the Condensed Consolidated Balance Sheet as of March 31, 2006.

For the six months ended June 30, 2007 and 2006, we recorded net costs (benefit) of $(2) million and $720 million, respectively, in connection with significant legal proceedings and investigations, including $(24) million in the six months ended June 30, 2006 that was reflected in discontinued operations. The 2007 benefit represents $6 million of costs to defend ourselves in various lawsuits and investigations, offset by an $8 million reduction of reserves recorded in prior periods that are no longer considered necessary based on updated loss estimates. The 2006 payments primarily consisted of the June 30, 2006 global civil settlement payment ($470 million, including $20 million in interest), the settlement of the Alvarado case ($21 million), the settlement of the securities class action ($140 million), attorneys’ fees associated with a shareholder derivative lawsuit ($5 million), our February 2006 settlement with the Florida Attorney General ($7 million), and legal and other costs to defend ourselves in other ongoing lawsuits and investigations.

NOTE 11. INCOME TAXES

In June 2006, the FASB issued FIN 48, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

The cumulative effect of adopting FIN 48 was a $178 million decrease to retained earnings as of January 1, 2007, $142 million of which was related to an increase in the valuation allowance for deferred tax assets. The total amount of unrecognized tax benefits as of the date of adoption was $199 million ($141 million related to continuing operations and $58 million related to discontinued operations), all of which, if recognized, would affect our effective tax rate and income tax expense/benefit from continuing and discontinued operations. Total accrued interest and penalties on unrecognized tax benefits as of the date of adoption were $92 million. Included in the balance of unrecognized tax benefits at January 1, 2007 is $172 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next 12 months. This amount represents unrecognized tax benefits related to issues in dispute with the IRS and state income tax authorities and other uncertain tax positions. As a result of actions we took during the three months ended March 31, 2007, we were able to reduce our estimated liabilities for uncertain tax positions as of January 1, 2007 (the effective date of FIN 48) by approximately $107 million, which amount included $36 million of accrued interest. This resulted in an income tax benefit of $107 million being recognized as a credit to income tax expense in the Condensed Consolidated Statements of Operations during the three months ended March 31, 2007 ($93 million of which was recognized in continuing operations and $14 million in discontinued operations). Under FIN 48 and SFAS No. 109, “Accounting for Income Taxes,” the actions to reduce our liability for uncertain tax positions could not be taken into consideration in our estimate of the liability and our assessment of the recoverability of deferred tax assets as of January 1, 2007. Accordingly, although the initial impact of establishing the $107 million estimated liability was charged directly to shareholders’ equity effective January 1, 2007 and was included in the $178 million cumulative effect adjustment discussed above, the reduction of the liability was recorded as a tax benefit in the Condensed Consolidated Statement of Operations in accordance with FIN 48 because we took the actions to reduce the estimated

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

exposure related to the uncertain tax positions subsequent to January 1, 2007. The total amount of unrecognized tax benefits as of June 30, 2007 was $128 million ($74 million related to continuing operations and $54 million related to discontinued operations), which, if recognized, would affect our effective tax rate and income tax expense/benefit from continuing and discontinued operations.

As of June 30, 2007, approximately $103 million of unrecognized federal and state tax benefits are related to uncertain tax positions for which settlement is reasonably possible within the next 12 months as pending federal and state audits and appeals are resolved. An estimate of the range of potential outcomes for those matters cannot be made at this time.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense in our Consolidated Statements of Operations. In addition to the adjustments described above, interest and penalties totaling $5 million related to accrued liabilities for uncertain tax positions are included in continuing operations in the six months ended June 30, 2007.

In addition to the impact of the valuation allowance adjustments associated with the FIN 48 adjustments described above, income tax benefit in the six months ended June 30, 2007 included the following: (1) a $14 million income tax expense in continuing operations to increase the valuation allowance for our deferred tax assets; (2) an income tax benefit of $11 million in continuing operations to increase deferred tax assets related to state tax credits as a result of the enactment of recent legislation; and (3) an income tax expense of $13 million in discontinued operations to increase the valuation allowance.

Income tax benefit in the six months ended June 30, 2006 included the following: (1) a $247 million income tax benefit ($171 million recorded as a current income tax receivable and $76 million as a non-current deferred tax asset) to record the tax effects of our June 2006 Civil Settlement Agreement with the United States of America; (2) an income tax expense of $1 million in continuing operations to increase the valuation allowance for our deferred tax assets; (3) an income tax benefit of $7 million in continuing operations reflecting changes in tax contingency reserves; (4) an income tax benefit of $53 million in discontinued operations to decrease the valuation allowance; (5) an income tax benefit of $2 million in discontinued operations reflecting changes in tax contingency reserves; and (6) an income tax benefit of $1 million in cumulative effect of change in accounting principle to decrease the valuation allowance.

Our federal tax returns for 2003, 2004 and 2005 are currently under examination by the IRS. In 2006, the IRS completed its examination of our federal tax returns for fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002, and it issued a Revenue Agent’s Report in which it proposed to assess an aggregate tax deficiency of $207 million. We paid $110 million of tax and interest in December 2006 to resolve issues that were not in dispute in that audit. We have filed an appeal of the disputed issues with the Appeals Division of the IRS. We have also petitioned the Tax Court to resolve disputed issues with respect to our federal tax returns for fiscal years ended May 31, 1995 through May 31, 1997. All examinations of our tax returns for years ended prior to the fiscal year ended May 31, 1995 have been resolved. We believe we have adequately provided for all probable tax matters, including interest. We presently cannot determine the ultimate resolution of the disputed issues.

NOTE 12. EARNINGS PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings per common share calculations for income (loss) from continuing operations for the three and six months ended June 30, 2007 and 2006. Income (loss) is expressed in millions and weighted average shares are expressed in thousands.

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended June 30, 2007:
Loss to common shareholders for basic earnings per share	$(29)	473,212	$(0.06)
Effect of dilutive stock options and restricted stock units	—	—	—
Loss to common shareholders for diluted earnings per share	$(29)	473,212	$(0.06)

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended June 30, 2006:
Loss to common shareholders for basic earnings per share	$(447)	470,608	$(0.95)
Effect of dilutive stock options and restricted stock units	—	—	—
Loss to common shareholders for diluted earnings per share	$(447)	470,608	$(0.95)

Six Months Ended June 30, 2007:
Income available to common shareholders for basic earnings per share	$64	472,729	$0.13
Effect of dilutive stock options and restricted stock units	—	1,785	—
Income available to common shareholders for diluted earnings per share	$64	474,514	$0.13

Six Months Ended June 30, 2006:
Loss to common shareholders for basic earnings per share	$(448)	470,338	$(0.95)
Effect of dilutive stock options and restricted stock units	—	—	—
Loss to common shareholders for diluted earnings per share	$(448)	470,338	$(0.95)

Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, were not included in the computation of diluted shares for the six months ended June 30, 2007 were 37,569 shares.

All potentially dilutive securities were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2007 and the three and six months ended June 30, 2006 because we did not report income from continuing operations in those periods. In circumstances where we do not have income from continuing operations, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations has the effect of making the diluted earnings per share less than the basic earnings per share. Had we generated income from continuing operations in those periods, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase of 1,380 for the three months ended June 30, 2007, and 1,371 and 1,024 shares for the three and six months ended June 30, 2006, respectively. Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, would not have been included in the computation of diluted shares if there had been income from continuing operations were 37,569 shares for the three months ended June 30, 2007 and 39,339 and 39,497 shares for the three and six months ended June 30, 2006, respectively.

NOTE 13. ACQUISITION

During the three months ended June 30, 2007, we acquired Coastal Carolina Medical Center pursuant to a stock purchase agreement and recorded our preliminary purchase price allocation based on our initial assessment of the fair values of the assets and liabilities as shown below:

June 30, 2007
Current assets	$1
Property, plant and equipment	34
Goodwill	2
Current liabilities assumed	(1)
Net cash paid	$36

The goodwill generated from this transaction can be attributed to the significant benefits we expect to obtain by streamlining operating efficiency and partnering this hospital with our nearby Hilton Head Regional Medical Center to expand and enhance services to this area of South Carolina, which we have served for many years.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Unless otherwise indicated, all financial and statistical information included herein relates to our continuing operations, with dollar amounts expressed in millions (except per-share amounts). This information should be read in conjunction with the accompanying Condensed Consolidated Financial Statements. It includes the following sections:

•                  Executive Overview

•                  Forward-Looking Statements

•                  Sources of Revenue

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Off-Balance Sheet Arrangements

•                  Critical Accounting Estimates

EXECUTIVE OVERVIEW

KEY DEVELOPMENTS

During 2007, we continue to focus on the execution of our turnaround strategies. While we have seen certain areas of improvement, we are still facing several industry and company-specific challenges that continue to negatively affect our progress. We are dedicated to improving our patients’, shareholders’ and other stakeholders’ confidence in us. We still believe we will do that by providing quality care and generating positive growth and earnings at our hospitals.

Recent key developments include the following events:

•                  Realignment of Regions – Effective August 1, 2007, we streamlined our regional operating structure to further reduce our overhead costs. Our Central-Northeast region was eliminated, and our hospitals in Missouri and Tennessee are now part of the renamed Central region (formerly, the Texas region). Our two Philadelphia hospitals now form a separate market reporting directly to our chief operating officer. We do not expect this realignment to result in any impairment of our goodwill.

•                  Sale of Two Pennsylvania Hospitals – In July 2007, we completed the previously disclosed sale of Roxborough Memorial Hospital in Philadelphia and Warminster Hospital in Warminster, two of the 10 hospitals we identified for divestiture in June 2006. Pre-tax proceeds from the sale were approximately $25.5 million, consisting of $15.5 million in cash, which will be used for general corporate purposes, and a $10 million note due in December 2009.

•                  Acquisition of Coastal Carolina Medical Center – In June 2007, we purchased Coastal Carolina Medical Center, a 41-bed acute care hospital in Hardeeville, South Carolina, for approximately $36 million. The hospital is located 27 miles from our Hilton Head Regional Medical Center. We intend to continue to operate Coastal Carolina as a full service community hospital and will seek to enhance services to meet the community’s needs, in coordination with our nearby Hilton Head facility.

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

Company-Specific Challenge

Volumes—We believe the reasons for declines in our patient volumes include, but are not limited to, decreases in the demand for invasive cardiac procedures, increased competition, physician attrition, managed care contract negotiations or terminations, population trends in Florida, and the impact of our litigation and government investigations. We are taking a number of steps to address the problem of volume decline; however, due to the concentration of our hospitals in California, Florida and Texas, we may not be able to mitigate some factors contributing to volume declines. One of our initiatives is our Physician Sales and Service Program, which is centered around understanding the needs of physicians who admit patients both to our hospitals and to our competitors’ hospitals and responding to those needs with changes and improvements in our hospitals and operations. We have targeted capital spending in order to address specific needs or growth opportunities of our hospitals, which is expected to have a positive impact on their volumes. We are also completing clinical service line market demand analysis and profitability assessments to determine which services are highly valued that can be emphasized and marketed to improve results. This Targeted Growth Initiative has resulted in some reductions in unprofitable service lines in several locations, which have had a slightly negative impact on our volumes. However, the elimination of these unprofitable service lines will allow us to focus more resources on services that are highly valued and more profitable.

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

Significant Industry Trends

Bad Debt—Like other organizations in the health care industry, we continue to provide services to a high volume of uninsured patients and more patients than in prior years with an increased burden of co-payments and deductibles as a result of changes in their health care plans. Although the discounting components of our Compact with Uninsured Patients (“Compact”) reduce our provision for doubtful accounts recorded in our Condensed Consolidated Financial Statements, they are not expected to mitigate the net economic effects of treating uninsured or underinsured patients. We continue to experience a high level of uncollectible accounts. Our collection efforts have improved, and we continue to focus, where applicable, on placement of patients in various government programs such as Medicaid. However, unless our business mix shifts toward a greater number of insured patients or the trend of higher co-payments and deductibles reverses, we anticipate this high level of uncollectible accounts to continue.

Cost Pressures—Labor, benefits and supply costs remain a significant cost pressure facing us as well as the industry in general. Controlling labor costs in an environment of fluctuating patient volumes and increased labor union activity will continue to be a challenge. Also, inflation and technology improvements are driving supply costs higher, and our efforts to control supplies expense through product standardization, bulk purchases and improved utilization are constantly challenged.

RESULTS OF OPERATIONS—OVERVIEW

Our turnaround timeframe has been and continues to be influenced by company-specific challenges, such as decreasing volumes and demand for inpatient cardiac procedures, and by industry trends, such as bad debt levels, that continue to negatively affect our revenue growth and operating expenses. We believe our future profitability will be achieved through volume growth, appropriate reimbursement levels and cost control across our portfolio of hospitals, as none of our individual hospitals represented more than 5% of our net operating revenues or more than 5% of our total assets, excluding goodwill at June 30, 2007. Below are some of the financial highlights for the three months ended June 30, 2007 compared to the three months ended June 30, 2006:

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•                  Net inpatient revenue per patient day and per admission increased by 3.2% and 3.0%, respectively, primarily due to the effect of negotiated levels of reimbursement from our managed care contracts.

•                  Net outpatient revenue per visit increased 8.9%, while outpatient visits declined 3.1%. The increase in revenue per visit is primarily due to the effect of higher negotiated levels of reimbursement under our managed care contracts and a shift in patient service mix.

•                  Favorable net adjustments for prior-year cost reports and related valuation allowances, primarily related to Medicare and Medicaid, were $13 million in the current period compared to favorable net adjustments of $4 million in the prior-year period.

•                  Loss per diluted share from continuing operations was $(0.06) in the current period compared to $(0.95) in the prior-year period.

The table below shows the pretax and after-tax impact on continuing operations for the three and six months ended June 30, 2007 and 2006 of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Expense) Income
Impairment of long lived assets and goodwill, and restructuring charges	$(10)	$(27)	$(13)	$(56)
Litigation and investigation costs (benefit)	1	(728)	2	(744)
Hurricane insurance recoveries, net of costs	—	13	—	10
Pretax impact	$(9)	$(742)	$(11)	$(790)
Deferred tax asset valuation allowance	$(16)	$(2)	$(14)	$(1)
Change in reserves for uncertain tax positions	$(2)	$7	$91	7
State tax credit adjustment for recent legislation	$11	$—	$11	$—
Total after-tax impact	$(13)	$(474)	$81	$(502)
Diluted per-share impact of above items	$(0.03)	$(1.01)	$0.17	$(1.07)
Diluted earnings (loss) per share, including above items	$(0.06)	$(0.95)	$0.13	$(0.95)

LIQUIDITY AND CAPITAL RESOURCES—OVERVIEW

Net cash provided by operating activities was $131 million in the six months ended June 30, 2007 compared to $641 million net cash used in operating activities in the six months ended June 30, 2006. The principal reasons for the change were lower payments for restructuring and litigation costs and settlements and income tax refunds received in 2007.

Purchases of property and equipment were $234 million and $243 million during the six months ended June 30, 2007 and 2006, respectively. Proceeds from the sales of facilities during the six months ended June 30, 2007 and 2006 aggregated $47 million and $15 million, respectively. In addition, in the six months ended June 30, 2007, we spent approximately $36 million to purchase a hospital in South Carolina and $27 million for construction of a hospital in El Paso, Texas.

In November 2006, we entered into a five-year, $800 million senior secured revolving credit facility that replaced our $250 million letter of credit facility. The revolving credit facility is collateralized by patient accounts receivable at our acute care and specialty hospitals, and bears interest at our option based on the London Interbank Offered Rate (“LIBOR”) plus 175 basis points or Citigroup’s base rate, as defined in the credit agreement, plus 75 basis points. The letters of credit outstanding under our previous letter of credit facility were transferred into the revolving credit facility, which reduced the amount available for cash borrowings, but eliminated a restriction on $263 million of cash pledged under the letter of credit facility. At June 30, 2007, there were no cash borrowings under the revolving credit facility.

We are currently in compliance with all covenants and conditions in our revolving credit agreement and the indentures governing our senior notes. (See Note 5 to the Condensed Consolidated Financial Statements.)

At June 30, 2007, we had approximately $185 million of letters of credit outstanding under our revolving credit facility. In addition, we had $675 million of cash and cash equivalents on hand and borrowing capacity of $601 million under our revolving credit facility as of June 30, 2007.

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

•                  Our ability to identify and execute on measures designed to save or control costs or streamline operations;

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

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SOURCES OF REVENUE

We receive revenues for patient services from a variety of sources, primarily managed care payers and the federal Medicare program, as well as state Medicaid programs, indemnity-based health insurance companies and self-pay patients (patients who do not have health insurance and are not covered by some other form of third-party arrangement).

The table below shows the sources of net patient revenues for our general hospitals, expressed as percentages of net patient revenues from all sources:

	Three Months Ended June 30,			Six Months Ended June 30,
Net Patient Revenues from:	2007	2006	Increase (Decrease)(1)	2007	2006	Increase (Decrease) (1)
Medicare	25.1%	26.8%	(1.7)%	26.2%	27.5%	(1.3)%
Medicaid	8.9%	9.3%	(0.4)%	7.9%	8.7%	(0.8)%
Managed care – governmental	11.4%	10.8%	0.6%	12.1%	10.6%	1.5%
Managed care – commercial	41.7%	41.6%	0.1%	41.6%	41.4%	0.2%
Indemnity, self-pay and other	12.9%	11.5%	1.4%	12.2%	11.8%	0.4%

(1)               The increase (decrease) is the difference between the 2007 and 2006 percentages shown.

Our payer mix on an admissions basis for our general hospitals, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended June 30,			Six Months Ended June 30,
Admissions from:	2007	2006	Increase (Decrease)(1)	2007	2006	Increase (Decrease) (1)
Medicare	31.2%	32.4%	(1.2)%	32.1%	33.2%	(1.1)%
Medicaid	12.3%	12.5%	(0.2)%	11.9%	12.5%	(0.6)%
Managed care – governmental	18.3%	16.9%	1.4%	18.4%	16.7%	1.7%
Managed care – commercial	29.4%	29.4%	—	28.8%	29.1%	(0.3)%
Indemnity, self-pay and other	8.8%	8.8%	—	8.8%	8.5%	0.3%

(1)               The increase (decrease) is the difference between the 2007 and 2006 percentages shown.

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

Medicare

Medicare offers beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan, is a fee-for-service payment system. The other option, called Medicare Advantage, includes managed care, preferred provider organization, private fee-for-service and specialty plans. The major components of our net patient revenues for services provided

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to patients enrolled in the Original Medicare Plan for the three and six months ended June 30, 2007 and 2006 are set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue Descriptions	2007	2006	2007	2006
Diagnosis-related group – operating	$302	$315	$640	$662
Diagnosis-related group – capital	30	32	63	66
Outlier	19	19	40	41
Outpatient	96	95	195	189
Disproportionate share	53	52	108	106
Direct Graduate and Indirect Medical Education	27	27	55	53
Psychiatric, rehabilitation and skilled nursing facilities and other(1)	14	31	38	47
Adjustments for prior year cost reports and related valuation allowances	9	6	20	30
Total Medicare net patient revenues	$550	$577	$1,159	$1,194

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

Estimated payments under various state Medicaid programs, excluding state-funded managed care programs, constituted approximately 7.9% and 8.7% of net patient revenues for the six months ended June 30, 2007 and 2006, respectively. These payments are typically based on fixed rates determined by the individual states. We also receive disproportionate share payments under various state Medicaid programs. For the six months ended June 30, 2007 and 2006, our revenue attributable to disproportionate share payments and other state-funded subsidy payments was approximately $84 million and $85 million, respectively. However, there are proposed changes to the Medicaid system that could materially reduce the amount of Medicaid payments we receive in the future.

Many states in which we operate are facing budgetary challenges that pose a threat to Medicaid funding levels to hospitals and other providers. We expect these challenges to continue; in particular, proposed funding changes may adversely impact our Georgia hospitals effective January 1, 2008. However, at this time, we cannot predict the extent of the impact of states’ budget reductions, if any, on our hospitals.

Regulatory and Legislative Changes

There have been no material changes to the information in our Annual Report about the Medicare and Medicaid programs, except as set forth below:

Payment and Policy Changes to the Medicare Inpatient Prospective Payment System

Under Medicare law, CMS is required annually to update certain rules governing the inpatient prospective payment system (“IPPS”). The updates generally become effective October 1, the beginning of the federal fiscal year (“FFY”). On August 1, 2007, CMS issued the Changes to the Hospital Inpatient Prospective Payment Systems and FFY 2008 Rates (“Final Rule”). The Final Rule includes the following payment and policy changes:

•                    A market basket increase of 3.3% for diagnosis-related group (“DRG”) operating payments for hospitals reporting specified quality measure data (hospitals that do not report specified quality measure data will receive an increase of 1.3%);

•                    A two-year phase-in of 745 Medicare Severity-Adjusted DRGs (“MS-DRGs”) to replace the current 538 DRGs (CMS originally proposed to fully convert to the use of MS-DRGs in FFY 2008);

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•                    Across-the-board reductions of 1.2%, 1.8% and 1.8% in FFYs 2008, 2009 and 2010, respectively, to maintain budget neutrality (according to CMS, these reductions are necessary to offset the effect of changes in coding or the classification of discharges that do not reflect real changes in case mix);

•                    An increase in the number of quality measures hospitals will need to report in FFY 2008 in order to qualify for the full market basket update in FFY 2009;

•                    A 0.9% increase in the capital federal standard rate;

•                    The elimination of the large-urban add-on adjustment to capital payments;

•                    The elimination of the indirect medical education adjustment to capital payments over a three-year period, with no reduction in FFY 2008, a 50% reduction in FFY 2009, and a 100% reduction in FFYs 2010 and thereafter;

•                    The continuation of the three-year transition to a methodology that assigns relative weights to DRGs based on cost instead of charges (for FFY 2008, the weights will be based on a blend of two-thirds cost and one–third charges);

•                    The implementation of a provision of the Deficit Reduction Act of 2005 to prevent hospitals from receiving higher payments (i.e., outlier payments) for the additional costs of treating a patient that acquires a condition (including an infection) during a hospital stay (for FFY 2008, CMS identified 8 conditions); and

•                    A decrease in the cost outlier threshold from $24,485 to $22,650.

According to CMS, projected aggregate spending from the reforms will not change. However, payments will increase for hospitals serving more severely ill patients and decrease for hospitals serving patients who are less severely ill. CMS projects that the combined impact of the payment and policy changes will yield an average 4.3% increase in payments for hospitals in large urban areas (populations over 1 million). Using the impact percentages in the Final Rule for hospitals in large urban areas applied to our Medicare IPPS payments for the nine months ended June 30, 2007, the annual impact for all changes in the Final Rule on our hospitals may result in an estimated increase in our Medicare revenues of approximately $63 million. Because of the uncertainty of other factors that may influence our future IPPS payments, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding this estimate.

Payment and Policy Changes to the Medicare Inpatient Psychiatric Facility Prospective Payment System

On April 30, 2007, CMS issued a Notice of the Medicare Inpatient Psychiatric Facility (“IPF”) Prospective Payment System Update for rate year beginning July 1, 2007 (“IPF-PPS Notice”). The IPF-PPS Notice includes the following payment and policy changes:

•                    An update to the IPF payment equal to the market basket of 3.2%; and

•                    An increase in the fixed dollar loss threshold amount for outlier payments from $6,200 to $6,488.

At June 30, 2007, 14 of our general hospitals in continuing operations operated inpatient psychiatric units. CMS projects that the combined impact of the proposed payment and policy changes will yield an average 3.1% increase in payments for all IPFs (including psychiatric units in acute care hospitals), and an average 1.1% increase in payments for psychiatric units of acute care hospitals located in urban areas. Using the urban unit impact percentage as applied to our Medicare IPF payments for the twelve months ended June 30, 2007, the annual impact of all changes on our psychiatric units may result in an estimated increase in our Medicare revenues of approximately $1 million. Because of the uncertainty of the factors that may influence our future IPF payments, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding these estimates.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Payment and Policy Changes to the Medicare Inpatient Rehabilitation Facility Prospective Payment System

On July 31, 2007, CMS issued the Final Rule for the Medicare Inpatient Rehabilitation Facility (“IRF”) Prospective Payment System for FFY 2008 (“IRF-PPS Rule”). The IRF-PPS Rule includes the following:

•                    An update to the IRF payment rate equal to the market basket of 3.2%;

•                    A continuation of the phase-in to a 75% compliance threshold, which when fully phased in requires that at least 75% of an IRF’s total inpatient population have one of the 13 designated medical conditions for which intensive inpatient rehabilitation services are medically necessary (CMS uses the start of an IRF’s cost reporting period to determine which compliance threshold to apply; the 60% compliance threshold applies to cost reporting periods beginning during the 12-month period commencing July 1, 2006; the compliance threshold increases to 65% for cost reporting periods beginning during the 12-month period commencing July 1, 2007; for cost reporting periods beginning during the 12-month period commencing July 1, 2008, the compliance threshold is 75%); and

•                    An increase in the outlier threshold for high cost outlier cases from $5,534 to $7,362.

At June 30, 2007, we operated one inpatient rehabilitation hospital, and 14 of our general hospitals in continuing operations operated inpatient rehabilitation units. CMS projects that the combined impact of the payment and policy changes will yield an average 2.4% increase in payments for all IRFs (including rehabilitation units in acute care hospitals), an average 2.5% increase in payments for rehabilitation hospitals located in urban areas, and an average 2.4% increase in payments for rehabilitation units of hospitals located in urban areas. Using these impact percentages as applied to our Medicare IRF payments for the nine months ended June 30, 2007 (annualized), the annual impact of all changes on our IRF hospital and units may result in an estimated increase in our Medicare revenues of approximately $2 million. Because of the uncertainty of the factors that may influence our future IRF payments, including admission volumes, length of stay and case mix, and the impact of compliance with the IRF admission criteria, we cannot provide any assurances regarding these estimates.

Proposed Payment and Policy Changes to the Medicare Outpatient Prospective Payment System

On July 16, 2007, CMS issued the Proposed Changes to the Hospital Outpatient Prospective Payment System and Calendar Year 2008 Payment Rates (“OPPS Proposed Rule”). The OPPS Proposed Rule includes the following payment and policy proposals:

•                  A 3.3% inflation update in Medicare payment rates for hospital outpatient services paid under the outpatient prospective payment system (“OPPS”);

•                  A requirement for hospitals to begin to report 10 hospital outpatient quality measures in 2008 in order to receive their full payment update in 2009 (in 2009, hospitals that fail to report data for those measures would receive a 2% reduction in their payment update); and

•                  An increase in the size of the OPPS payment “bundles” and the creation of “composite” ambulatory payment classifications (APCs) that would provide one bundled payment for several major services.

CMS projects that the combined impact of the proposed payment and policy changes in the OPPS Proposed Rule will yield an average 3.5% increase in payments for all hospitals, and an average 3.5% increase in payments for hospitals in large urban areas (populations over one million). The OPPS Proposed Rule includes CMS’ projected impacts of the proposed payment and policy changes for each hospital. According to CMS’ estimates, the projected annual impact of the proposed payment and policy changes for our hospitals is $15 million, an increase of approximately 4.9%. Because of the uncertainty regarding the modifications to the proposed payment policies contained in the OPPS Proposed Rule, and other factors that may influence our future OPPS payments, including volumes and case mix, we cannot provide any assurances regarding this estimate.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRIVATE INSURANCE

Managed Care

We currently have thousands of managed care contracts with various health maintenance organizations (“HMOs”) and preferred provider organizations (“PPOs”). HMOs generally maintain a full-service health care delivery network comprised of physician, hospital, pharmacy and ancillary service providers that HMO members must access through an assigned “primary care” physician. The member’s care is then managed by his or her primary care physician and other network providers in accordance with the HMO’s quality assurance and utilization review guidelines so that appropriate health care can be efficiently delivered in the most cost-effective manner. HMOs typically provide no benefit or reimbursement to their members who use non-contracted health care providers for non–emergency care.

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

The amount of our managed care net patient revenue during the six months ended June 30, 2007 and 2006 was $2.3 billion and $2.2 billion, respectively. Approximately 59% of our managed care net patient revenues during the six months ended June 30, 2007 was derived from our top ten managed care payers. National payers generate approximately 43% of our total net managed care revenues. The remainder comes from regional or local payers. At June 30, 2007 and December 31, 2006, approximately 53% and 54%, respectively, of our net accounts receivable related to continuing operations were due from managed care payers.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have had eight consecutive quarters of improved year-over-year managed care pricing, we expect some moderation in the pricing percentage increases in the near-to-intermediate term.

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

Self-pay accounts pose significant collectibility problems. At June 30, 2007 and December 31, 2006, approximately 7% and 6%, respectively, of our net accounts receivable related to continuing operations were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients. We have been taking numerous actions in an effort to mitigate the effect on us of the high level of uninsured and underinsured patients and the related economic impact. These initiatives include conducting detailed reviews of existing intake procedures in our hospitals and creating better intake procedures for assisting patients with financial options. We continue to modify and refine our self-pay collection workflows, enhance our technology to assist our staff, and improve staff training in an effort to increase collections and reduce accounts receivable.

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

We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per diem amount for services received, subject to a cap. Except for the per diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. For the three months ended June 30, 2007 and 2006, $151 million and $138 million, respectively, of charity care gross charges were excluded from net operating revenues and provision for doubtful accounts. Charity care gross charges for the six months ended June 30, 2007 and 2006 were $332 million and $301 million, respectively. Both the cost of providing these benefits and the forgone revenue under our Compact would be substantially less than the gross charge amounts.

RESULTS OF OPERATIONS

The following two tables summarize our net operating revenues, operating expenses and operating income (loss) from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net operating revenues:
General hospitals	$2,189	$2,144	$4,417	$4,316
Other operations	39	51	90	89
Net operating revenues	2,228	2,195	4,507	4,405
Operating expenses:
Salaries, wages and benefits	993	963	2,012	1,944
Supplies	399	398	807	809
Provision for doubtful accounts	151	128	292	249
Other operating expenses, net	529	497	1,051	977
Depreciation	81	76	162	152
Amortization	8	6	16	12
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	10	27	13	56
Hurricane insurance recoveries, net of costs	—	(13)	—	(10)
Litigation and investigation costs (benefit)	(1)	728	(2)	744
Operating income (loss)	$58	$(615)	$156	$(528)

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net operating revenues:
General hospitals	98.0%	97.7%	98.0%	98.0%
Other operations	2.0%	2.3%	2.0%	2.0%
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	44.6%	43.9%	44.6%	44.1%
Supplies	17.9%	18.1%	17.9%	18.3%
Provision for doubtful accounts	6.8%	5.8%	6.5%	5.7%
Other operating expenses, net	23.7%	22.6%	23.3%	22.1%
Depreciation	3.6%	3.5%	3.6%	3.5%
Amortization	0.4%	0.3%	0.3%	0.3%
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	0.4%	1.2%	0.3%	1.3%
Hurricane insurance recoveries, net of costs	—%	(0.6)%	—%	(0.2)%
Litigation and investigation costs (benefit)	—%	33.2%	—%	16.9%
Operating income (loss)	2.6%	(28.0)%	3.5%	(12.0)%

Net operating revenues of our continuing general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (primarily rental income, management fee revenue and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) rehabilitation hospitals and long-term-care facilities located on or near the same campuses as our general hospitals and (3) equity in earnings of unconsolidated affiliates that are not directly associated with our general hospitals.

Net operating revenues from our other operations were $39 million and $51 million for the three months ended June 30, 2007 and 2006, respectively, and $90 million and $89 million for the six months ended June 30, 2007 and 2006, respectively. The equity earnings of unconsolidated affiliates included in these amounts were $2 million and $8 million for the three months ended June 30, 2007 and 2006, respectively, and $12 million and $5 million for the six months ended June 30, 2007 and 2006, respectively.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below shows certain selected historical operating statistics for our continuing general hospitals:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Increase (Decrease)		2007	2006	Increase (Decrease)
	(Dollars in Millions, Except Per Patient Day, Per Admission and Per Visit Amounts)
Net inpatient revenues(1)	$1,491	$1,480	0.7%		$3,031	$3,016	0.5%
Net outpatient revenues(1)	$667	$632	5.5%		$1,324	$1,238	6.9%
Number of general hospitals (at end of period)	58	57	1	(2)	58	57	1	(2)
Licensed beds (at end of period)	15,081	15,047	0.2%		15,081	15,047	0.2%
Average licensed beds	14,990	15,069	(0.5)%		14,972	15,092	(0.8)%
Utilization of licensed beds(3)	50.8%	51.8%	(1.0	)(2)	53.1%	54.2%	(1.1	)(2)
Patient days	693,016	710,339	(2.4)%		1,438,667	1,480,478	(2.8)%
Equivalent patient days(4)	998,019	1,008,689	(1.1)%		2,045,955	2,078,536	(1.6)%
Net inpatient revenue per patient day	$2,151	$2,084	3.2%		$2,107	$2,037	3.4%
Admissions(5)	139,832	142,976	(2.2)%		288,200	293,855	(1.9)%
Equivalent admissions(4)	202,820	204,640	(0.9)%		412,394	415,743	(0.8)%
Net inpatient revenue per admission	$10,663	$10,351	3.0%		$10,517	$10,264	2.5%
Average length of stay (days)	5.0	5.0	—	(2)	5.0	5.0	—	(2)
Surgeries	99,684	104,897	(5.0)%		199,591	210,595	(5.2)%
Net outpatient revenue per visit	$636	$584	8.9%		$625	$568	10.0%
Outpatient visits	1,049,048	1,083,060	(3.1)%		2,118,724	2,179,106	(2.8)%

(1)          Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $76 million and $56 million for the three months ended June 30, 2007 and 2006, respectively, and $147 million and $117 million for the six months ended June 30, 2007 and 2006, respectively. Net outpatient revenues include self-pay revenues of $92 million and $76 million for the same three-month periods and $176 million and $146 million for the same six-month periods, respectively.

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

(5)          Self-pay admissions represented 4.4% and 4.0% of total admissions for the three months ended June 30, 2007 and 2006, respectively, and 4.2% and 3.9% for the six months ended June 30, 2007 and 2006, respectively. Charity care admissions represented 1.8% and 2.0% of total admissions for the same the three-month periods, and 1.9% and 2.0% for the same six-month periods, respectively.

The acquisition of Coastal Carolina Medical Center at the end of June 2007 did not have a material impact on the historical operating statistics presented above; therefore, no same hospital statistics are provided.

REVENUES

During the three and six months ended June 30, 2007, net operating revenues from continuing operations increased 1.5% and 2.3%, respectively, compared to the three and six months ended June 30, 2006.

Outpatient visits, patient days and admissions were lower during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 by 2.8%, 2.8% and 1.9%, respectively. We believe the following factors continue to contribute to the overall decline in our inpatient and outpatient volume levels: (1) loss of patients to competing health care providers; (2) challenges in physician recruitment, retention and attrition; (3) strategic reduction of services related to our Targeted Growth Initiative discussed in “Executive Overview – Significant Challenges – Company-Specific Challenge” above; (4) a previously disclosed lawsuit filed by the University of Southern California, which we believe has negatively impacted volumes at our USC University Hospital; and (5) unfavorable publicity about us as a result of legacy lawsuits and government investigations, which has impacted our relationships with physicians and patients.

Our net inpatient revenues for the three and six months ended June 30, 2007 increased by 0.7% and 0.5%, respectively, from the same periods in 2006. There are various positive and negative factors impacting our net inpatient revenues.

The positive factors include:

•                    Improved managed care pricing as a result of renegotiated contracts.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The negative factors include:

•                    An overall shift in our managed care patient mix towards plans with lower levels of reimbursement, including: (1) national payers whose contract terms generate lower yields; and (2) managed care Medicare and Medicaid insurance plans, which generate lower yields than commercial managed care plans; and

•                    Lower overall volumes, particularly at our Florida hospitals.

Favorable net adjustments for prior year cost reports and related valuation allowances, primarily related to Medicare and Medicaid, were $13 million and $25 million in the current quarter and year-to-date period, respectively, compared to favorable net adjustments in the prior-year quarter and year-to-date period of $4 million and $31 million, respectively.

Net outpatient revenues during the three and six months ended June 30, 2007 increased 5.5% and 6.9%, respectively, compared to the same periods last year, although overall outpatient visits decreased 3.1% and 2.8% for the three and six months ended June 30, 2007, respectively, compared to the same periods last year. The primary reasons for the net outpatient revenue increase are improved managed care pricing and a shift in patient service mix, which contributed to an overall 10.0% increase in our net outpatient revenue per visit.

SALARIES, WAGES AND BENEFITS

Salaries, wages and benefits expense as a percentage of net operating revenues increased slightly for the three and six months ended June 30, 2007 compared to the same periods in 2006. Salaries, wages and benefits per adjusted patient day increased approximately 4.2% and 5.1% in the three and six months ended June 30, 2007, respectively, compared to the prior-year periods. The increase is primarily due to merit increases since the prior-year periods and a greater number of employed physicians.

Approximately 22% of our employees (excluding those in our administrative offices) were represented by labor unions as of June 30, 2007, and the majority of these employees are covered under labor agreements that are currently being renegotiated. On March 6, 2007, we announced that we had reached an agreement with the United Nurses Associations of California on a new labor contract for nurses represented at four of our hospitals in California. The hospitals included in the agreement are Fountain Valley Regional Hospital and Medical Center, Irvine Regional Hospital and Medical Center, Garden Grove Hospital and Medical Center, and Lakewood Regional Medical Center. The new agreement includes improvements in employee wages, work rules and benefits, and was reached after several months of negotiations and good-faith bargaining on the part of both parties. The terms of the new contract set stable wage increases over the next three years at rates of 5.25% for the first year and 5% for the second and third years. The agreement also contains no-strike provisions. Also in March 2007, certain employees, including registered nurses, voted in favor of union representation at Coral Gables Hospital in Florida. We have begun negotiating with the Service Employees International Union regarding the terms of any collective bargaining agreement that will cover these employees.

Included in salaries, wages and benefits expense in the three and six months ended June 30, 2007 is $11 million and $21 million, respectively, of stock-based compensation expense, which is essentially flat compared to the same periods in 2006.

SUPPLIES

Supplies expense as a percentage of net operating revenues decreased slightly for the three and six months ended June 30, 2007 compared to the same periods in 2006. Supplies expense per adjusted patient day increased approximately 1.5% in both the three and six months ended June 30, 2007 compared to the prior-year periods. This increase in supplies expense reflected higher costs for implants and pacemakers partially offset by lower cardiovascular and pharmaceutical supply costs, which resulted from a decrease in cardiovascular procedures and our efforts to use more cost-effective pharmaceuticals.

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

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts as a percentage of net operating revenues increased for the three and six months ended June 30, 2007 compared to the same periods in 2006 primarily due to higher self-pay revenues.

A significant portion of our provision for doubtful accounts still relates to self-pay patients. Collection of accounts receivable has been a key area of focus, particularly over the past several years, as we have experienced adverse changes in our business mix. Our current estimated collection rate on self-pay accounts is approximately 35%, including collections from point-of-service through collections by our in-house collection agency or external collection vendors. This self-pay collection rate includes payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being classified and assigned to our in-house self-pay collection group. The comparable self-pay collection percentage as of December 31, 2006 was approximately 32%.

We have been taking numerous actions in an effort to mitigate the effect on us of the high level of uninsured and underinsured patients and the related economic impact. These initiatives include conducting detailed reviews of existing intake procedures in our hospitals and creating better intake procedures for assisting patients with financial options. We continue to modify and refine our self-pay collection workflows, enhance our technology to assist our staff, and improve staff training in an effort to increase collections and reduce accounts receivable.

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

We continue to focus on revenue cycle initiatives to improve cash flow. One specific initiative that was started during the three months ended September 30, 2006 and is expected to be completed in early 2008 is the Center for Patient Access Services, which is a centralized dedicated operation that performs financial clearance, including completing insurance eligibility checks, documenting verification of benefits, providing required notifications to managed care payers, obtaining pre-authorizations when necessary and contacting the patient to offer pre-service financial counseling. Although we continue to improve our methodology for evaluating the collectibility of our accounts receivable, we may incur future charges resulting from the above-described trends.

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”), and (4) accounts receivable aging. The following tables present the approximate aging by payer of our continuing operations’ net accounts receivable of $1.300 billion and $1.303 billion, excluding cost report settlements payable and valuation allowances of $26 million and $43 million, at June 30, 2007 and December 31, 2006, respectively:

	June 30, 2007
	Medicare	Medicaid	Managed Care	Indemnity, Self Pay and Other	Total
0-60 days	98%	62%	73%	34%	69%
61-120 days	2%	25%	16%	26%	17%
121-180 days	—%	13%	7%	13%	7%
Over 180 days	—%	—%	4%	27%	7%
Total	100%	100%	100%	100%	100%

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	December 31, 2006
	Medicare	Medicaid	Managed Care	Indemnity, Self Pay and Other	Total
0-60 days	98%	60%	72%	31%	67%
61-120 days	2%	26%	16%	26%	17%
121-180 days	—%	14%	7%	12%	8%
Over 180 days	—%	—%	5%	31%	8%
Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations decreased to 52 days at June 30, 2007 compared to 53 days at December 31, 2006. AR Days at June 30, 2007 is below our target of 60 days. This amount is calculated as our accounts receivable from continuing operations on that date divided by our revenue from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

As of June 30, 2007, we had a cumulative total of patient account assignments dating back at least three years or older of approximately $4.5 billion related to our continuing operations being pursued by our in-house and outside collection agencies or vendors. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts at collection agencies is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from our Medical Eligibility Program (“MEP”) screen patients in the hospital and determine potential linkage to financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under our MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 76% of all accounts in our MEP are ultimately approved for benefits under a government program such as Medicaid.

The following table shows the approximate amount of net accounts receivable in our MEP, still awaiting determination of eligibility under a government program at June 30, 2007 and December 31, 2006, by aging category:

	June 30,	December 31,
	2007	2006
0-60 days	$68	$55
61-120 days	20	19
121-180 days	5	9
Over 180 days(1)	—	—
Total	$93	$83

(1)         Includes accounts receivable of $9 million and $12 million at June 30, 2007 and December 31, 2006, respectively, that are fully reserved.

OTHER OPERATING EXPENSES

Other operating expenses as a percentage of net operating revenues was 23.7% and 23.3% for the three and six months ended June 30, 2007, respectively, compared to 22.6% and 22.1% for the same periods in 2006 due to higher physician fees, contracted services and information technology services costs. Also included in other operating expenses is malpractice expense of $48 million and $97 million for the three and six months ended June 30, 2007, respectively, compared to $49 million and $92 million, respectively, for the three and six months ended June 30, 2006.

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL AND RESTRUCTURING CHARGES

During the six months ended June 30, 2007, we recorded net impairment and restructuring charges of $13 million compared to $56 million during the six months ended June 30, 2006. See Note 4 to the Condensed Consolidated Financial Statements for additional detail of these charges and related liabilities.

LITIGATION AND INVESTIGATION COSTS (BENEFIT)

Litigation and investigation costs (benefit) in continuing operations for the three and six months ended June 30, 2007 were $(1) million and $(2) million, respectively, compared to $728 million and $744 million, respectively, for the same periods in 2006. The 2007 amount includes an $8 million reduction in the estimated liabilities for wage and hour actions and other unrelated employment matters further described in Note 10 to the Condensed Consolidated Financial Statements, as well

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

as for our previously settled pricing litigation. The 2006 expenses primarily consisted of legal settlements with the federal government and costs to defend ourselves in various lawsuits.

INCOME TAX BENEFIT

During the six months ended June 30, 2007, we recorded an income tax benefit of $96 million compared to $248 million during the six months ended June 30, 2006. See Note 11 to the Condensed Consolidated Financial Statements for additional information about these amounts.

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

There have been no material changes to our obligations to make future cash payments under contract as disclosed in the Annual Report, except for tax liabilities. As of December 31, 2006, we disclosed estimated future payments for tax liabilities totaling $195 million ($23 million in 2007, $140 million in 2008, and $32 million in years after 2011). Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” as amended by FASB Staff Position No. 48-1 (“FIN 48”), and, as a result of the implementation of FIN 48, the estimated total future payments for tax liabilities decreased to $181 million at June 30 , 2007 ($31 million in 2007, $60 million in 2008, and $90 million in years after 2011).

Our capital expenditures primarily relate to the expansion and renovation of existing facilities, including amounts to comply with applicable laws and regulations, equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new buildings and various other capital improvements. Purchases of property and equipment were $234 million and $243 million in the six months ended June 30, 2007 and 2006, respectively. In addition, in the six months ended June 30, 2007, we purchased Coastal Carolina Medical Center in South Carolina for approximately $36 million and spent $27 million for construction of a hospital in El Paso, Texas. We anticipate that our capital expenditures for the year ending December 31, 2007 will total between $675 million and $725 million. This amount includes expenditures for certain equipment identified in connection with our 2006 assessment of physician and hospital needs that were not purchased in 2006. The anticipated capital expenditures also include approximately $14 million in 2007 to meet California seismic requirements for our remaining California facilities after all planned divestitures. The total estimated future value of capital expenditures necessary to meet the seismic requirements through 2013 is approximately $516 million, which was estimated using an inflation rate of approximately 12%. Our budgeted capital expenditures for the year ending December 31, 2007 also include approximately $24 million to improve disability access at certain of our facilities, as a result of a consent decree in a class action lawsuit. We expect to spend a total of approximately $158 million on such improvements over the next five years.

Interest payments, net of capitalized interest, were $191 million and $189 million in the six months ended June 30, 2007 and 2006, respectively. Based on our current debt obligations, we anticipate that our gross interest payments, including capitalized interest, for the year ending December 31, 2007 will be approximately $380 million.

Income tax refunds, net of tax payments, were approximately $168 million in the six months ended June 30, 2007 compared to $3 million in income tax payments during the six months ended June 30, 2006. In April 2007, we received a tax refund of approximately $171 million, which was recorded as a receivable at March 31, 2007. Our carryforwards available to offset future taxable income consisted of (1) federal net operating loss carryforwards of approximately $1.64 billion expiring in 2024 to 2026, (2) approximately $6 million in alternative minimum tax credits with no expiration, and (3) general business credit carryforwards of approximately $10 million expiring in 2023 to 2025.

SOURCES AND USES OF CASH

Our liquidity for the six months ended June 30, 2007 was primarily derived from cash on hand, marketable securities, income tax refunds, and proceeds from the sales of facilities.

Net cash provided by operating activities was $131 million in the six months ended June 30, 2007 compared to net cash used of $641 million in the six months ended June 30, 2006. The principal reasons for the change were lower payments for restructuring and litigation costs and settlements and income tax refunds received in 2007.

Proceeds from the sales of facilities during the six months ended June 30, 2007 and 2006 aggregated $47 million and $15 million, respectively. In the six months ended June 30, 2007, we spent approximately $36 million to purchase a hospital in South Carolina and $27 million for construction of a hospital in El Paso, Texas.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

In November 2006, we entered into a five-year, $800 million senior secured revolving credit facility that replaced our $250 million letter of credit facility. The revolving credit facility is collateralized by patient accounts receivable at our acute care and specialty hospitals, and bears interest at our option based on LIBOR plus 175 basis points or Citigroup’s base rate, as defined in the credit agreement, plus 75 basis points. The revolving credit agreement includes a provision, which we believe is customary in receivables-backed credit facilities, that gives our banks the right to require that proceeds of collections of substantially all of our consolidated accounts receivable be applied directly to repay outstanding loans and other amounts that are due and payable under the revolving credit facility at any time that unused borrowing availability under the revolving credit facility is less than $100 million or if an event of default has occurred and is continuing thereunder. In that event, we would seek to re-borrow under the revolving credit facility to satisfy our operating cash requirements. Our ability to borrow under the revolving credit facility is subject to conditions that we believe are customary in such facilities, including that no default then exists. The letters of credit outstanding under our previous letter of credit facility were transferred into the revolving credit facility, which reduced the amount available for cash borrowings, but eliminated a restriction on $263 million of cash pledged under the letter of the credit facility.

The indentures governing our senior notes contain covenants and conditions that have, among other requirements, limitations on (1) liens on principal properties, as defined under the indentures, and (2) sale and lease-back transactions with respect to principal properties. A principal property is defined in the indentures as a hospital that has an asset value on our books in excess of 5% of our consolidated net tangible assets, as defined. The above limitations do not apply, however, to (1) debt that is not secured by principal properties or (2) debt that is secured by principal properties if the aggregate of such secured debt does not exceed 15% of our consolidated net tangible assets, as further described in the indentures. The indentures also prohibit the consolidation, merger or sale of all or substantially all assets unless no event of default would result after giving effect to such transaction.

All of our senior notes are general unsecured senior debt obligations that rank equally in right of payment with all of our other unsecured senior indebtedness, but are effectively subordinated to the obligations of our subsidiaries and any obligations under our revolving credit facility to the extent of the collateral.

From time to time, we expect to engage in various capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time.

We are currently in compliance with all covenants and conditions under our revolving credit agreement and the indentures governing our senior notes.

At June 30, 2007, there were no cash borrowings under the revolving credit facility, but we had approximately $185 million of letters of credit outstanding. Based on our eligible receivables, the borrowing capacity under the revolving credit facility was $601 million at June 30, 2007. We also had approximately $675 million of cash and cash equivalents on hand at June 30, 2007 to fund our operations and capital expenditures.

LIQUIDITY

We believe that existing cash and cash equivalents on hand, marketable securities, availability under our revolving credit facility, future cash provided by operating activities and anticipated sales proceeds from our hospitals held for sale should be adequate to meet our current cash needs. It should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt and other presently known operating needs. Long-term liquidity for debt service will be dependent on improved cash provided by operating activities and, given favorable market conditions, future borrowings or refinancings. However, our cash requirements could be materially affected by the deterioration in our results of operations, as well as the various uncertainties discussed in this and other sections, which could require us to pursue any number of financing options, including, but not limited to, additional borrowings, debt refinancings, asset sales or other financing alternatives. The level, if any, of these financing sources cannot be assured.

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

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $217 million of standby letters of credit and guarantees as of June 30, 2007.

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

We consider many factors when evaluating our uncertain tax positions, and such judgments are subject to periodic review. Tax benefits associated with uncertain tax positions are recognized in the period in which one of the following conditions is satisfied: (1) the more likely than not recognition threshold is satisfied; (2) the position is ultimately settled through negotiation or litigation; or (3) the statute of limitations for the taxing authority to examine and challenge the position has expired. Tax benefits associated with an uncertain tax position are derecognized in the period in which the more likely than not recognition threshold is no longer satisfied. While we believe we have provided adequately for our income tax receivables or liabilities and our deferred tax assets or liabilities in accordance with SFAS 109 and FIN 48, adverse determinations by taxing authorities or changes in tax laws and regulations could have a material adverse effect on our financial condition, results of operations or cash flows.

TENET HEALTHCARE CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes since December 31, 2006 in the amount or maturity dates of debt outstanding.

At June 30, 2007, we had no material borrowings subject to or with variable interest rates. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.

At June 30, 2007, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio. At June 30, 2007, we had accumulated unrealized losses of approximately $1 million related to our captive insurance companies’ investment portfolios.

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

TENET HEALTHCARE CORPORATION

PART II.

ITEM 1. LEGAL PROCEEDINGS

We refer you to Part I, Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2006 for a description of material legal proceedings and investigations not in the ordinary course of business as updated through the filing date of that report. We also refer you to Part II, Item 1, Legal Proceedings, of our subsequent Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 for a description of the material developments occurring with respect to legal proceedings and investigations through the filing date of that report.  Since the beginning of the second quarter of 2007, further material developments, as described below, have occurred. For additional information, see Note 10 to the Condensed Consolidated Financial Statements included in this report. Where specific amounts are sought in any pending legal proceeding, those amounts are disclosed. For all other matters, where a loss is reasonably possible and estimable, an estimate of the loss or a range of loss is provided. Where no estimate is provided, a loss is not reasonably possible or an amount of loss is not reasonably estimable at this time.

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

United States ex. rel. Dr. Man Tai Lam and Dr. William Meschel v. Tenet Healthcare Corporation, Case No. EP-02-CA-0525KC (U.S. District Court for the Western District of Texas)

On April 13, 2007, we filed a motion for summary judgment in this qui tam action in which the relators continued to allege that Tenet hospitals in El Paso, Texas violated the federal False Claims Act through the alleged manipulation of the hospitals’ charges in order to increase outlier payments. We sought dismissal on the grounds that the relators were not the original source of the information forming the basis of their claim and that the relators could not produce evidence that Tenet’s El Paso hospitals in fact submitted false claims to the government for outlier payments. The Department of Justice, which the court permitted to intervene in the case in March 2007, also filed a summary judgment motion on April 13, 2007. On July 20, 2007, the court found that the relators had no direct and independent knowledge of the information on which their allegations were based and granted both motions, thereby dismissing this case.

Boca Raton Community Hospital, Inc. v. Tenet Healthcare Corporation, Case No. 05-80183-CIV (U.S. District Court for the Southern District of Florida, filed March 2, 2005)

Plaintiff filed a civil complaint in federal district court in Miami on March 2, 2005 on behalf of itself and a purported class consisting of most of the acute care hospitals in the United States. Several of plaintiff’s initial claims were withdrawn or dismissed; however, plaintiff has continued to allege that Tenet’s past pricing policies and receipt of Medicare outlier payments violated the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), causing harm to plaintiff. Plaintiff sought unspecified amounts of damages (including treble damages under RICO), restitution, disgorgement and punitive damages. In December 2006, the district court denied plaintiff’s motion for class certification, which decision the U.S. Court of Appeals for the Eleventh Circuit declined to review. On August 1, 2007, the district court granted our motion for summary judgment on all claims, thereby dismissing this case.

AMIsub of California, Inc., et al. v. Health Care Property Investors, Inc., et al., Case No. BC370770 (Los Angeles Superior Court, filed May 8, 2007)

Through two wholly owned subsidiaries, we lease certain hospital facilities and real estate from Health Care Property Investors, Inc. (“HCPI”), a real estate investment trust. The properties leased include the Tarzana, California campus of Encino-Tarzana Regional Medical Center. The Tarzana lease is scheduled to expire in February 2009. In January 2004, we announced our intention to divest both the Encino and Tarzana campuses of Encino-Tarzana Regional Medical Center, among other hospitals. In connection with these planned divestitures and the Tarzana lease expiration, the Company and HCPI began reviewing opportunities for early termination or sale and assignment of the Tarzana lease and certain deferred maintenance issues.

TENET HEALTHCARE CORPORATION

On April 10, 2007, we received letters from HCPI alleging that certain of our subsidiaries were in default primarily with respect to several deferred maintenance issues under three leases with affiliates of HCPI that relate to the following hospitals: the Tarzana campus of Encino-Tarzana Regional Medical Center, Community Hospital of Los Gatos, also in California, and NorthShore Regional Medical Center in Slidell, Louisiana. We believe that the alleged defaults are without merit. However, we are taking steps to clarify or remedy any proven claimed deficiencies, as appropriate, and, if found to be deficient, we intend to elect our right to cure any maintenance defaults as provided under the leases. On May 8, 2007, our subsidiaries filed suit in California state court against HCPI and certain of its affiliates asserting various causes of action concerning the lease disputes. Our subsidiaries also initiated an arbitration action against HCPI and its affiliates. With the lawsuit and through the arbitration proceedings, we seek declaratory relief in our favor regarding the leases and alleged defaults, damages, and injunctive relief and restitution under California’s unfair competition law. The case and arbitration proceedings are in their initial stages, and discovery has not yet commenced.

The leases at issue contain cross-default covenants that state that, under certain circumstances, we may be considered to be in default under other leases if a default has occurred and is continuing under one lease. On July 27, 2007, we received notices from HCPI alleging that certain of our subsidiaries were in default under leases relating to four of our hospitals because of the alleged defaults under the Tarzana lease described above. As a result, HCPI has demanded that we turn over possession of Irvine Regional Hospital Medical Center in California, Palm Beach Gardens Medical Center in Florida, North Fulton Regional Hospital in Georgia and Frye Regional Medical Center in North Carolina by December 31, 2007. We believe HCPI has taken this step as a response to the lawsuit and arbitration proceedings we commenced in May 2007, and we intend to continue to vigorously defend ourselves in this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on May 10, 2007. Our shareholders elected all of the board’s nominees for director, voted to approve an amended Annual Incentive Plan and also ratified the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2007.

(1)           Results of Election of Directors:

	For	Withheld
John Ellis “Jeb” Bush	418,301,036	14,912,197
Trevor Fetter	419,397,522	13,725,711
Brenda J. Gaines	387,617,472	45,505,761
Karen M. Garrison	416,975,147	16,148,086
Edward A. Kangas	374,195,214	58,929,019
J. Robert Kerrey	403,126,192	29,997,041
Floyd D. Loop, M.D.	401,603,676	31,519,557
Richard R. Pettingill	387,633,859	45,489,374
James A. Unruh	413,574,344	19,548,889
J. McDonald Williams	387,748,194	45,375,039

(2)                                 Approval of the amended Annual Incentive Plan:

For	416,389,587
Against	10,854,462
Abstain	5,879,184

(3)                                 Ratification of selection of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2007:

For	424,611,403
Against	5,632,426
Abstain	2,879,404

TENET HEALTHCARE CORPORATION

ITEM 6.	EXHIBITS

(31)	Rule 13a-14(a)/15d-14(a) Certifications

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

TENET HEALTHCARE CORPORATION
(Registrant)

Date: August 6, 2007	By:	/s/ BIGGS C. PORTER
Biggs C. Porter Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2007	By:	/s/ DANIEL J. CANCELMI
Daniel J. Cancelmi Vice President and Controller (Principal Accounting Officer)