Form 10-Q
period 2007-09-30
TENET HEALTHCARE CORP
filed 2007-11-06
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-7293

TENET HEALTHCARE CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	95-2557091
(State of Incorporation)	(IRS Employer Identification No.)

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

As of October 31, 2007, there were 474,099,243 shares of the Registrant’s common stock outstanding.

TENET HEALTHCARE CORPORATION

PART I.

ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$655	$784
Investments in marketable debt securities	34	39
Accounts receivable, less allowance for doubtful accounts ($478 at September 30, 2007 and $498 at December 31, 2006)	1,354	1,413
Inventories of supplies, at cost	181	184
Income tax receivable	5	171
Deferred income taxes	71	69
Assets held for sale	60	119
Other current assets	233	246
Total current assets	2,593	3,025
Investments and other assets	369	383
Property and equipment, at cost, less accumulated depreciation and amortization ($2,726 at September 30, 2007 and $2,548 at December 31, 2006)	4,403	4,299
Goodwill	600	601
Other intangible assets, at cost, less accumulated amortization ($176 at September 30, 2007 and $149 at December 31, 2006)	270	231
Total assets	$8,235	$8,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1	$22
Accounts payable	637	775
Accrued compensation and benefits	362	390
Professional and general liability reserves	148	145
Accrued interest payable	110	130
Accrued legal settlement costs	113	71
Other current liabilities	502	392
Total current liabilities	1,873	1,925
Long-term debt, net of current portion	4,766	4,760
Professional and general liability reserves	565	586
Accrued legal settlement costs	185	251
Other long-term liabilities and minority interests	646	646
Deferred income taxes	99	107
Total liabilities	8,134	8,275
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 530,395,334 shares issued at September 30, 2007 and 527,384,164 shares issued at December 31, 2006	26	26
Additional paid-in capital	4,401	4,372
Accumulated other comprehensive loss	(45)	(45)
Accumulated deficit	(2,802)	(2,610)
Less common stock in treasury, at cost, 56,301,997 shares at September 30, 2007 and 55,798,815 shares at December 31, 2006	(1,479)	(1,479)
Total shareholders’ equity	101	264
Total liabilities and shareholders’ equity	$8,235	$8,539

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions,

Except Per-Share Amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net operating revenues	$2,212	$2,058	$6,601	$6,337
Operating expenses:
Salaries, wages and benefits	983	927	2,941	2,817
Supplies	383	373	1,167	1,154
Provision for doubtful accounts	159	149	433	385
Other operating expenses, net	510	495	1,525	1,439
Depreciation	83	76	245	226
Amortization	8	6	24	18
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	13	1	24	26
Hurricane insurance recoveries, net of costs	—	(4)	—	(14)
Litigation and investigation costs	3	7	1	751
Operating income (loss)	70	28	241	(465)
Interest expense	(105)	(104)	(315)	(306)
Investment earnings	10	15	36	49
Minority interests	—	(1)	(3)	(2)
Net gains on sales of investments	—	—	—	2
Loss from continuing operations, before income taxes	(25)	(62)	(41)	(722)
Income tax (expense) benefit	(10)	43	78	291
Income (loss) from continuing operations, before discontinued operations and cumulative effect of change in accounting principle	(35)	(19)	37	(431)
Discontinued operations:
Loss from operations	(11)	(24)	(46)	(47)
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	(6)	—	(18)	(107)
Hurricane insurance recoveries, net of costs	—	(6)	—	187
Litigation settlements, net of insurance recoveries	—	—	—	24
Net gain (loss) on sales of facilities	(5)	3	(4)	2
Income tax (expense) benefit	(2)	(43)	17	(47)
Income (loss) from discontinued operations, net of tax	(24)	(70)	(51)	12
Loss before cumulative effect of change in accounting principle	(59)	(89)	(14)	(419)
Cumulative effect of change in accounting principle, net of tax	—	—	—	2
Net loss	$(59)	$(89)	$(14)	$(417)

Basic and diluted earnings (loss) per common share and common equivalent share
Continuing operations	$(0.07)	$(0.04)	$0.08	$(0.92)
Discontinued operations	(0.05)	(0.15)	(0.11)	0.03
Cumulative effect of change in accounting principle, net of tax	—	—	—	—
	$(0.12)	$(0.19)	$(0.03)	$(0.89)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	473,984	471,227	473,111	470,635
Diluted	473,984	471,227	474,506	470,635

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Net loss	$(14)	$(417)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	269	244
Provision for doubtful accounts	433	385
Deferred income tax benefit	(2)	(2)
Stock-based compensation charges	31	34
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	24	26
Litigation and investigation costs	1	751
Pretax (income) loss from discontinued operations	68	(59)
Cumulative effect of change in accounting principle	—	(2)
Other items, net	(11)	(12)
Increases (decreases) in cash from changes in operating assets and liabilities:
Accounts receivable	(487)	(345)
Inventories and other current assets	(8)	(31)
Income taxes	74	(270)
Accounts payable, accrued expenses and other current liabilities	(151)	(227)
Other long-term liabilities	23	32
Insurance recoveries for business interruption and other costs	—	161
Payments against reserves for restructuring charges and litigation costs and settlements	(39)	(683)
Net cash provided by (used in) operating activities from discontinued operations, excluding income taxes	3	(26)
Net cash provided by (used in) operating activities	214	(441)
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(386)	(338)
Construction of new hospitals.	(43)	(5)
Purchases of property and equipment — discontinued operations	(11)	(48)
Purchase of business or joint venture interest	(36)	(28)
Proceeds from sales of facilities and other assets — discontinued operations	83	161
Proceeds from sales of marketable securities, long-term investments and other assets	652	19
Purchases of marketable securities	(644)	(18)
Proceeds from hospital authority bonds	31	4
Proceeds from cash surrender value of insurance policies	32	—
Insurance recoveries for property damage	—	115
Other items, net	(1)	16
Net cash used in investing activities	(323)	(122)
Cash flows from financing activities:
Repayments of borrowings	(21)	(3)
Other items, net	1	2
Net cash used in financing activities	(20)	(1)
Net decrease in cash and cash equivalents	(129)	(564)
Cash and cash equivalents at beginning of period	784	1,373
Cash and cash equivalents at end of period	$655	$809
Supplemental disclosures:
Interest paid, net of capitalized interest	$(314)	$(312)
Income tax (payments) refunds, net	$168	$(28)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business

Tenet Healthcare Corporation (together with our subsidiaries, referred to as “Tenet,” the “Company,” “we” or “us”) is an investor-owned health care services company whose subsidiaries and affiliates (collectively, “subsidiaries”) operate general hospitals and related health care facilities, and hold investments in other companies (including health care companies). At September 30, 2007, our subsidiaries operated 58 general hospitals (including four hospitals not yet divested at that date that are classified as discontinued operations), a cancer hospital and a critical access hospital, with a combined total of 15,268 licensed beds, serving urban and rural communities in 12 states. We also own or lease: various related health care facilities, including a rehabilitation hospital, a long-term acute care hospital, a skilled nursing facility and a number of medical office buildings—all of which are located on, or nearby, one of our general hospital campuses; physician practices; captive insurance companies; and other ancillary health care businesses (including outpatient surgery centers, diagnostic imaging centers, and occupational and rural health care clinics).

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

Certain balances in the accompanying Condensed Consolidated Financial Statements and these notes have been reclassified to give retrospective presentation to the discontinued operations described in Note 3. In addition, certain prior-year balances have been reclassified to conform to current-year presentation. Unless otherwise indicated, all financial and statistical data included in these notes to the Condensed Consolidated Financial Statements relate to our continuing operations, with dollar amounts expressed in millions (except per-share amounts).

Although the Condensed Consolidated Financial Statements and related notes within this document are unaudited, we believe all adjustments considered necessary for fair presentation have been included. In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), we must use estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements and accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base the estimates on historical experience and on assumptions that we believe to be reasonable, given the particular circumstances in which we operate. Actual results may vary from those estimates. Financial and statistical information we report to other regulatory agencies may be prepared on a basis other than GAAP or using different assumptions or reporting periods and, therefore, may vary from amounts presented herein. Although we make every effort to ensure that the information we report to those agencies is accurate, complete and consistent with applicable reporting guidelines, we cannot be responsible for the accuracy of the information they make available to the public.

Operating results for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year 2007. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly trends in patient accounts receivable collectibility and associated provisions for doubtful accounts; the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations or terminations and payer consolidation; changes in Medicare regulations; Medicaid funding levels set by the states in which we operate; levels of malpractice expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and valuation allowances; the timing and amounts of stock option and restricted stock unit grants to employees and directors; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: the business environment and demographics of local communities; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local health care competitors; managed care contract negotiations or terminations; unfavorable publicity about us, which impacts our relationships with physicians and patients; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

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

NOTE 2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	September 30,	December 31,
	2007	2006
Continuing operations:
Patient accounts receivable	$1,687	$1,704
Allowance for doubtful accounts	(427)	(431)
Estimated future recoveries from accounts assigned to collection agencies	33	38
Net cost report settlements payable and valuation allowances	(9)	(43)
	1,284	1,268
Discontinued operations:
Patient accounts receivable	122	203
Allowance for doubtful accounts	(51)	(67)
Estimated future recoveries from accounts assigned to collection agencies	3	4
Net cost report settlements (payable) receivable and valuation allowances	(4)	5
	70	145
Accounts receivable, net	$1,354	$1,413

As of September 30, 2007, our total estimated collection rates on managed care accounts and self-pay accounts were approximately 98% and 36%, respectively, which included collections from point-of-service through collections by our in-house collection agency or external collection vendors. The comparable managed care and self-pay collection rates as of December 31, 2006 were approximately 97% and 32%, respectively. Collection rates are calculated based on a weighted average look-back period of 18 months of collections.

Accounts that are pursued for collection through regional or hospital-based business offices are maintained on our hospitals’ books and reflected in patient accounts receivable with an allowance for doubtful accounts established to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging and historical collection experience of our accounts receivables by hospital and for each type of payer, and other relevant factors. Changes in these factors could have an impact on our estimates.

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

We provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per diem amount for services received, subject to a cap. Except for the per diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in the allowance for doubtful accounts. For the three and nine months ended September 30, 2007, $163 million and $493 million, respectively, in charity care gross charges were excluded from net operating revenues and the allowance for doubtful accounts compared to $153 million and $447 million for the three and nine months ended September 30, 2006, respectively. Had these charges been reflected in revenue, they would have been at amounts significantly reduced under our Compact with Uninsured Patients.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. DISCONTINUED OPERATIONS

On August 31, 2007, our lease agreement to operate RHD Memorial Medical Center and Trinity Medical Center in the Dallas, Texas area expired; we had previously disclosed that another company had been selected to manage these two hospitals after the expiration of our lease. Also in the three months ended September 30, 2007, we decided to sell North Ridge Medical Center in Fort Lauderdale, Florida, and we began actively seeking potential buyers for that facility. In addition, on October 3, 2007, we announced that we entered into a definitive agreement to sell Shelby Regional Medical Center in Center, Texas. As a result of moving these four hospitals into discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), during the three months ended September 30, 2007, we wrote off goodwill of $3 million.

Of the seven hospitals held for sale at December 31, 2006, we completed the sale of Alvarado Hospital Medical Center in California and Graduate Hospital in Pennsylvania during the three months ended March 31, 2007, the sale of the real estate of Lindy Boggs Medical Center in Louisiana during the three months ended June 30, 2007, and the sale of Roxborough Memorial Hospital and Warminster Hospital, both in the Philadelphia area, during the three months ended September 30, 2007. We are continuing to negotiate with buyers for the Encino and Tarzana campuses of Encino-Tarzana Regional Medical Center, which have been slated for divestiture since January 2004. The longer we continue to operate these hospitals, while trying to finalize a sales agreement, the higher the likelihood that we will have to record additional impairment and restructuring charges. We have classified the results of operations of the seven hospitals held for sale at the end of 2006 and the four hospitals discussed above, as well as the wind-down operations of hospitals previously divested, as discontinued operations in accordance with SFAS 144 for all periods presented.

We classified $48 million and $114 million of assets of the hospitals included in discontinued operations as “assets held for sale” in current assets in the accompanying Condensed Consolidated Balance Sheets at September 30, 2007 and December 31, 2006, respectively. These assets primarily consist of property and equipment and were recorded at the lower of the asset’s carrying amount or its fair value less estimated costs to sell. The fair value estimates were derived from independent appraisals, established market values of comparable assets, or internal estimates of future net cash flows. These fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the future financial results of these hospitals and how they are operated by us until they are divested, changes in health care industry trends and regulations until the hospitals are divested, and whether we ultimately divest the hospital assets to buyers who will continue to operate the assets as general hospitals or utilize the assets for other purposes. In certain cases, these fair value estimates assume the highest and best use of the assets in the future to a market place participant is other than as a hospital. In these cases, the estimates are based on the fair value of the real property and equipment if utilized other than as a hospital. These fair value estimates do not include the costs of closing these hospitals or other future operating costs, which could be substantial. Accordingly, the ultimate net cash realized from the sale of the hospital assets could be significantly less than the fair value estimates. Because we do not intend to sell the accounts receivable of these hospitals, the receivables, less the related allowance for doubtful accounts, estimated future recoveries from accounts assigned to collection agencies, and net cost report settlements (payable) receivable and valuation allowances, are included in our consolidated net accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

Net operating revenues and income (loss) before income taxes reported in discontinued operations for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net operating revenues	$101	$306	$410	$953
Income (loss) before income taxes	(22)	(27)	(68)	59

We recorded $18 million of net impairment and restructuring charges in discontinued operations during the nine months ended September 30, 2007, consisting of $10 million for the write-down of long-lived assets to their estimated fair values, less estimated costs to sell, and $10 million of employee severance and retention costs, offset by a $2 million credit to reduce an estimated asset retirement obligation related to asbestos.

We recorded $107 million of impairment and restructuring charges in discontinued operations during the nine months ended September 30, 2006 primarily consisting of $157 million for the write-down of long-lived assets to their estimated fair values, less estimated costs to sell, $12 million in goodwill impairment, $2 million for employee severance and retention costs,

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and $1 million in lease termination and other costs, offset by $65 million in insurance recoveries related to Hurricane Katrina property claims.

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

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES

During the nine months ended September 30, 2007, we recorded net impairment and restructuring charges of $24 million, consisting of $15 million of employee severance and other related costs, $7 million in lease termination costs, a $1 million impairment charge for the write-down of long-lived assets to their estimated fair values in accordance with SFAS 144, and $1 million for the acceleration of stock-based compensation expense.

During the nine months ended September 30, 2006, we recorded net impairment and restructuring charges of $26 million. Prior to our decision to divest five of our six hospitals in Louisiana, we recorded a $35 million goodwill impairment related to the formation of our NOLA Regional Health Network, which consisted of those six hospitals that were previously part of our Texas-Gulf Coast Region, primarily due to the then adverse current and anticipated future financial trends of those six hospitals. In addition, we had a $3 million recovery of previous write-offs and $3 million of insurance recoveries for property damage caused by Hurricane Katrina, as well as approximately $1 million in employee severance and related costs and $2 million in lease termination costs that were recorded as restructuring charges during the nine months ended September 30, 2006, offset by a $6 million reduction in restructuring reserves recorded in prior periods. As we move forward with our restructuring plans, or should we restructure our hospitals in the future, or if the operating results of our hospitals do not meet expectations, or if we expect negative trends to impact our future outlook, additional impairments of long-lived assets and goodwill, and restructuring charges may occur.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The tables below are a reconciliation of beginning and ending liability balances in connection with restructuring charges recorded during the nine months ended September 30, 2007 and 2006 in continuing and discontinued operations:

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Other	Balances at End of Period
Nine Months Ended September 30, 2007
Continuing operations:
Severance costs in connection with hospital cost-control programs and general overhead-reduction plans	$23	$23	$(14)	$(5)	$27
Discontinued operations:
Lease cancellations and estimated costs associated with the sale or closure of hospitals and other facilities	16	10	(10)	—	16
	$39	$33	$(24)	$(5)	$43

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Other	Balances at End of Period
Nine Months Ended September 30, 2006
Continuing operations:
Severance costs in connection with hospital cost-control programs and general overhead-reduction plans	$37	$(3)	$(15)	$—	$19
Discontinued operations:
Lease cancellations and estimated costs associated with the sale or closure of hospitals and other facilities	28	3	(13)	—	18
	$65	$—	$(28)	$—	$37

The above liability balances are included in other current liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Cash payments to be applied against these accruals at September 30, 2007 are expected to be approximately $7 million in 2007 and $36 million thereafter. The other column represents non-cash charges that are recorded in other accounts, such as the acceleration of stock-based compensation expense related to severance agreements.

NOTE 5. LONG-TERM DEBT, LEASE OBLIGATIONS AND GUARANTEES

The table below shows our long-term debt as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Senior notes:
6 3/8%, due 2011	$1,000	$1,000
6 1/2%, due 2012	600	600
7 3/8%, due 2013	1,000	1,000
9 7/8%, due 2014	1,000	1,000
9 1/4%, due 2015	800	800
6 7/8%, due 2031	450	450
Capital leases and mortgage notes	8	29
Unamortized note discounts	(91)	(97)
Total long-term debt	4,767	4,782
Less current portion	1	22
Long-term debt, net of current portion	$4,766	$4,760

Credit Agreement

In November 2006, we entered into a five-year, $800 million senior secured revolving credit facility that replaced our $250 million letter of credit facility. The revolving credit facility is collateralized by patient accounts receivable at our acute care and specialty hospitals, and bears interest at our option based on the London Interbank Offered Rate plus 175 basis points or

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Citigroup’s base rate, as defined in the credit agreement, plus 75 basis points. At September 30, 2007, there were no cash borrowings outstanding under the revolving credit facility, and we had approximately $231 million of letters of credit outstanding. Based on our eligible receivables, the borrowing capacity under the revolving credit facility was $561 million at September 30, 2007.

Senior Notes

All of our senior notes are general unsecured senior debt obligations that rank equally in right of payment with all of our other unsecured senior indebtedness, but are effectively subordinated to the obligations of our subsidiaries and any obligations under our revolving credit facility to the extent of the collateral.

Covenants

Our revolving credit agreement contains customary covenants for an asset-backed facility, including a minimum fixed charge coverage ratio to be met when the available credit under the facility falls below $100 million, as well as limits on debt, asset sales and prepayments of senior debt. The revolving credit agreement also includes a provision, which we believe is customary in receivables-backed credit facilities, that gives our banks the right to require that proceeds of collections of substantially all of our consolidated accounts receivable be applied directly to repay outstanding loans and other amounts that are due and payable under the revolving credit facility at any time that unused borrowing availability under the revolving credit facility is less than $100 million or if an event of default has occurred and is continuing thereunder. In that event, we would seek to re-borrow under the revolving credit facility to satisfy our operating cash requirements. Our ability to borrow under the revolving credit facility is subject to conditions that we believe are customary in such facilities, including that no events of default then exist.

The indentures governing our senior notes contain covenants and conditions that have, among other requirements, limitations on (1) liens on principal properties and (2) sale and lease-back transactions with respect to principal properties. A principal property is defined in the indentures as a hospital that has an asset value on our books in excess of 5% of our consolidated net tangible assets, as defined. The above limitations do not apply, however, to (1) debt that is not secured by principal properties or (2) debt that is secured by principal properties if the aggregate of such secured debt does not exceed 15% of our consolidated net tangible assets, as further described in the indentures. The indentures also prohibit the consolidation, merger or sale of all or substantially all assets unless no event of default would result after giving effect to such transaction.

Physician Relocation Agreements and Other Minimum Revenue Guarantees

Consistent with our policy on physician relocation and recruitment, we provide income guarantee agreements to certain physicians who agree to relocate to our communities to fill a need in the hospital’s service area and commit to remain in practice there for a specified period of time. Under such agreements, we are required to make payments to the physicians in excess of the amounts they earn in their practices up to the amount of the income guarantee. The income guarantee periods are typically 12 months. Such payments are recoverable from the physicians if they do not fulfill their commitment period to the community, which is typically three years subsequent to the guarantee period. We also provide minimum revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals with terms ranging from one to three years.

At September 30, 2007, the maximum potential amount of future payments under these guarantees was $58 million. In accordance with FASB Staff Position FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners,” at September 30, 2007, we had a liability of $47 million for the fair value of these guarantees included in other current liabilities.

NOTE 6. EMPLOYEE BENEFIT PLANS

At September 30, 2007, there were approximately 10.4 million shares of common stock available under our 2001 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options generally have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant.

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective application transition method. Prior to 2006, we used the Black-Scholes option-pricing model to estimate the grant

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Prior to our adoption of SFAS 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123(R) requires excess tax benefits be reported as a financing cash inflow. We have not recognized any excess tax benefits during the nine months ended September 30, 2007 or 2006.

Our income from continuing operations for the nine months ended September 30, 2007 includes $32 million pre-tax of compensation costs related to our stock-based compensation arrangements ($20 million after tax, excluding the impact of the deferred tax valuation allowance). Our loss from continuing operations for the nine months ended September 30, 2006 includes $34 million pre-tax of compensation costs related to our stock-based compensation arrangements ($21 million after tax, excluding the impact of the deferred tax valuation allowance).

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2007:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life

Outstanding as of December 31, 2006	38,690,973	$20.41
Granted	1,418,000	6.60
Exercised	(5,100)	6.25
Forfeited/Expired	(2,721,529)	15.19
Outstanding as of September 30, 2007	37,382,344	$20.26	$—	4.2 years
Vested and expected to vest at September 30, 2007	37,246,431	$20.31	$—	4.1 years
Exercisable as of September 30, 2007	33,147,186	$21.79	$—	3.6 years

There were 5,100 options with a minimal aggregate intrinsic value exercised during the nine months ended September 30, 2007, and no options were exercised during the nine months ended September 30, 2006.

As of September 30, 2007, there were $9 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.1 years.

The weighted average estimated fair value of options we granted in the nine months ended September 30, 2007 and 2006 was $2.77 per share and $3.13 per share, respectively, as calculated based on each grant date, using a binomial lattice model with the following assumptions:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
	All Employees	Top Four Employees	All Other Employees

Expected volatility	40%	41%	41%
Expected dividend yield	0%	0%	0%
Expected life	5.75 years	6.25 years	4 years
Expected forfeiture rate	3%	0%	15%
Risk-free interest rate range	4.49%	4.47% - 5.06%	4.47% - 5.06%
Early exercise threshold	50% gain	50% gain	50% gain
Early exercise rate	50% per year	50% per year	50% per year

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes information about our outstanding stock options at September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $10.639	8,172,233	7.8 years	$8.98	3,969,523	$9.74
$10.64 to $13.959	5,984,108	4.3 years	11.82	5,951,660	11.81
$13.96 to $17.589	6,187,587	3.8 years	17.25	6,187,587	17.25
$17.59 to $28.759	8,692,503	1.7 years	23.77	8,692,503	23.77
$28.76 and over	8,345,913	3.3 years	35.94	8,345,913	35.94
	37,382,344	4.2 years	$20.26	33,147,186	$21.79

Restricted Stock Units

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2007:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit

Unvested as of December 31, 2006	7,101,474	$9.31
Granted	5,821,924	6.58
Vested	(3,205,066)	9.59
Forfeited	(747,345)	8.40
Unvested as of September 30, 2007	8,970,987	$7.48

Included in the grants of restricted stock units for the nine months ended September 30, 2007 are 3,319,424 restricted stock units that vest ratably over three years. The fair value of these restricted stock units was based on our share price on the grant date. Also, 1,402,500 restricted stock units that include cliff vesting conditions, based on the average closing price of our shares on the last 40 trading days of 2009, were granted in the three months ended March 31, 2007 to certain of our executives. Vesting is based on the following share price criteria and is calculated on a straight-line basis for share prices between the following benchmarks:

Average Share Price	Vesting%
$10.25 or above	100%
$8.50 or above, but less than $10.25	66.67% - 99.99%
$6.75 or above, but less than $8.50	33.33% - 66.66%
Less than $6.75	33.33%

One exception to the above vesting criteria is that 100,000 restricted stock units granted to our chief executive officer vest on the first anniversary of the grant and an additional 100,000 restricted stock units vest on the second anniversary, with the remaining 700,000 restricted stock units granted vesting based on the average closing price of our shares on the last 40 trading days of 2009 as follows: 100,000 restricted stock units vest if the average closing price of our common stock is $6.75 or less, 400,000 restricted stock units vest if the average closing price of our common stock is at least $8.50, and 700,000 restricted stock units vest if the average closing price of our common stock is $10.25 or more. The number of restricted stock units vesting will be determined using a straight-line interpolation if the average closing price is between the above benchmarks. The fair value of all of the

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

restricted stock units that include cliff vesting conditions is $4.71 per share, which was estimated based on a Monte Carlo valuation model.

In addition to the above grants, 1,100,000 restricted stock units were granted during the three months ended March 31, 2007 to a group of employees for retention purposes. The fair value of these restricted stock units was based on our share price on the grant date. These units vest 25% on each of the third, fifth, seventh and tenth anniversary dates of the grant.

As of September 30, 2007, there were $43 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.6 years.

Restricted Stock

In January 2003, we issued 200,000 shares of restricted stock to our chief executive officer. The stock vested on the second, third and fourth anniversary dates of the grant.

The following table summarizes restricted stock activity during the nine months ended September 30, 2007:

	Shares	Weighted Average Grant Date Fair Value Per Share

Unvested as of December 31, 2006	66,667	$18.64
Granted	—	—
Vested	(66,667)	18.64
Forfeited	—	—
Unvested as of September 30, 2007	—	$—

NOTE 7. SHAREHOLDERS’ EQUITY

The following table shows the changes in consolidated shareholders’ equity during the nine months ended September 30, 2007 (dollars in millions, shares in thousands):

	Shares Outstanding	Issued Par Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balances at December 31, 2006	471,585	$26	$4,372	$(45)	$(2,610)	$(1,479)	$264
Cumulative effect of adopting FIN 48	—	—	—	—	(178)	—	(178)
Net loss	—	—	—	—	(14)	—	(14)
Stock-based compensation expense and issuance of common stock	2,508	—	29	—	—	—	29
Balances at September 30, 2007	474,093	$26	$4,401	$(45)	$(2,802)	$(1,479)	$101

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. OTHER COMPREHENSIVE INCOME (LOSS)

The table below shows each component of other comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(59)	$(89)	$(14)	$(417)
Other comprehensive income (loss):
Reclassification adjustments for realized losses included in net loss	1	1	2	—
Foreign currency translation adjustment	—	—	(2)	—
Other comprehensive income before income taxes	1	1	—	—
Income tax (expense) benefit related to items of other comprehensive income	—	—	—	—
Other comprehensive income	1	1	—	—
Comprehensive loss	$(58)	$(88)	$(14)	$(417)

NOTE 9. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis. For the policy period April 1, 2007 through March 31, 2008, we have coverage totaling $600 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million each for floods and earthquakes and a per-occurrence sub-limit of $100 million for windstorms with no annual aggregate. The insurance program has a deductible for wind-related claims of 5% of insured values. With respect to fires and other perils, excluding windstorms, floods and earthquakes, the total $600 million limit of coverage per occurrence applies. Deductibles are also 5% of insured values for floods and California earthquakes, 2% of insured values for New Madrid fault earthquakes, and $1 million for fires and other perils.

Professional and General Liability Insurance

At September 30, 2007 and December 31, 2006, the current and long-term professional and general liability reserves on our Condensed Consolidated Balance Sheet were approximately $713 million and $731 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and self-insured retention reserves recorded based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity composite rate of 4.66% and 4.76% at September 30, 2007 and December 31, 2006, respectively.

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

Included in other operating expenses in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $40 million and $45 million for the three months ended September 30, 2007 and 2006, respectively, and $134 million for each of the nine months ended September 30, 2007 and 2006.

NOTE 10. CLAIMS AND LAWSUITS

Currently pending and recently resolved material claims, legal proceedings and investigations that are not in the ordinary course of business are set forth below. Where specific amounts are sought in any pending legal proceeding, those amounts are disclosed. For all other matters, where a loss is reasonably possible and estimable, an estimate of the loss or a

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

range of loss is provided. Where no estimate is provided, a loss is not reasonably possible or an amount of loss is not reasonably estimable at this time.

1.             Shareholder Derivative Actions and Securities Matter—In January 2006, we announced that we had reached an agreement in principle to settle the shareholder derivative action entitled In Re Tenet Healthcare Corporation Derivative Litigation, which was pending against certain current and former members of our board of directors and former members of senior management in California Superior Court in Santa Barbara. In March 2006, we paid a $5 million award of attorneys’ fees in connection with the settlement, which we recorded as a charge during the three months ended March 31, 2006. The shareholder derivative settlement received final court approval in May 2006; however, a notice of appeal of the settlement was filed in July 2006. On September 20, 2007, the appellate court upheld the Superior Court’s decision and affirmed the settlement.

A consolidated shareholder derivative action is pending in federal district court in California against certain current and former members of our board of directors and former members of senior management. Tenet is also named as a nominal defendant. The shareholder plaintiffs allege various causes of action on behalf of the Company and for our benefit, including breach of fiduciary duty, insider trading, unjust enrichment and securities law violations. We anticipate that this matter will be dismissed now that the state appellate court has affirmed the settlement of the state derivative litigation, as described above. The federal court has stayed all proceedings in this case until our motion to dismiss is filed and resolved.

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

3.             Wage and Hour Actions—We are defending a proposed class action lawsuit alleging that our hospitals violated certain provisions of the California Labor Code and applicable California Industrial Welfare Commission Wage Orders with respect to (a) meal breaks, (b) rest periods, (c) the payment of compensation for meal breaks and rest periods not taken, (d) “rounding off” practices for time entries on timekeeping records, (e) the information shown on pay stubs and (f) certain overtime payments. Plaintiffs are seeking back pay, statutory penalties and attorneys’ fees, and seek to certify this action on behalf of virtually all nonexempt employees of our California subsidiaries. Another proposed class action pending in Southern California also involves allegations regarding unpaid overtime. The lawsuit alleges that our pay practices since 2000 for California-based 12-hour shift employees violate California and federal overtime laws by virtue of the alleged failure to include certain payments known as Flexible (or California) Differential payments in the regular rate of pay that is used to calculate overtime pay. This case has been provisionally certified as a collective action under the federal Fair Labor Standards Act for the purpose of giving notice to potential class members. Plaintiff is seeking back pay, statutory penalties and attorneys’ fees. We oppose class certification in each case. We have recorded an accrual of $21 million as an estimated liability for the wage and

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

hour actions and other unrelated employment matters (we recorded $18 million in the three months ended September 30, 2006 and $6 million in prior years, offset by a $3 million reduction in the estimated liability in the three months ended March 31, 2007).

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

6.             Qui Tam Actions—We have been defending a qui tam action in Texas that alleged violations of the federal False Claims Act by our hospitals in El Paso arising out of the alleged manipulation of the hospitals’ charges in order to increase outlier payments. On April 13, 2007, we filed a motion for summary judgment seeking dismissal of the case. On the same day, the government also filed a summary judgment motion. On July 20, 2007, the court found that the relators had no direct and independent knowledge of the information on which their allegations were based and granted both motions, thereby dismissing this case. The relators have since filed an appeal to the U.S. Court of Appeals for the Fifth Circuit. We believe that the trial court’s dismissal was correct and intend to defend that decision on appeal.

In April 2007, our motion to dismiss an unrelated qui tam action in South Carolina was granted. That action, in which the Department of Justice declined to intervene, alleged violations of the federal False Claims Act by the Company, our Hilton Head Medical Center and Clinics, and related subsidiaries, as well as a cardiologist who formerly practiced at Hilton Head. The relator claimed that we received inappropriate payments from Medicare for certain cardiac catheterization procedures that were performed by the cardiologist from 1997 through 2003, during which time Hilton Head did not have a state certificate of need for open heart surgery capability, which was required under South Carolina regulations for facilities performing those procedures. The suit also alleged that certain of the catheterization procedures were medically unnecessary, although the relator provided no specific information regarding these claims. The relator appealed the district court’s decision to dismiss the case to the U.S. Court of Appeals for the Fourth Circuit in Richmond, Virginia. We believe that the trial court’s dismissal was correct and are defending that decision on appeal.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.             Miscellaneous Civil Lawsuits—We have been defending a civil case in federal district court in Miami filed as a purported class action by Boca Raton Community Hospital, principally alleging that Tenet’s past pricing policies and receipt of Medicare outlier payments violated the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), causing harm to plaintiff. Plaintiff sought unspecified amounts of damages (including treble damages under RICO), restitution, disgorgement and punitive damages. In December 2006, the district court denied plaintiff’s motion for class certification, which decision the U.S. Court of Appeals for the Eleventh Circuit declined to review. On August 1, 2007, the district court granted our motion for summary judgment on all claims, thereby dismissing this case. Plaintiff subsequently filed an appeal to the Eleventh Circuit. We believe that the trial court’s dismissal was correct and intend to defend that decision on appeal.

Plaintiff Erin Brockovich, purportedly on behalf of the United States of America, filed a civil complaint alleging that we inappropriately received reimbursement from Medicare for treatment given to patients whose injuries were caused as a result of medical error or neglect. Plaintiff is seeking damages of twice the amount that defendants were allegedly obligated to pay or reimburse Medicare in connection with the treatment in question, plus interest, together with plaintiff’s costs and fees, including attorneys’ fees. Our motion to dismiss this matter was granted in November 2006; however, plaintiff subsequently filed an appeal of the dismissal to the U.S. Court of Appeals for the Ninth Circuit. We believe that the trial court’s dismissal was correct and are defending that decision on appeal.

In August 2006, the University of Southern California filed a lawsuit in Los Angeles Superior Court against a Tenet subsidiary seeking to terminate a ground lease and a development and operating agreement between the University and the subsidiary, which built, owns and operates USC University Hospital, an acute care hospital located on land leased from the University in Los Angeles. The University’s complaint alleges that the lease and operating agreement should be terminated as a result of a default by us and seeks a judicial declaration terminating the agreements in an effort to force our subsidiary to sell the hospital to the University. We strongly dispute the University’s claims and sought to compel arbitration of the matter as we believe is mandated by the development and operating agreement. In December 2006, the trial court denied our motion to compel arbitration, and that decision was upheld by an appellate court in an opinion dated August 30, 2007. The case returned to the trial court on November 2, 2007. We intend to continue to vigorously defend ourselves in this matter.

In April 2007, we received letters from a real estate investment trust from which certain of our subsidiaries lease hospitals and real estate alleging that several of those subsidiaries were in default primarily with respect to a number of deferred maintenance issues under three leases. The leases relate to the following hospitals: the Tarzana campus of Encino-Tarzana Regional Medical Center in California, Community Hospital of Los Gatos, also in California, and NorthShore Regional Medical Center in Slidell, Louisiana. We believe that the alleged defaults are without merit. However, we are taking steps to clarify or remedy any proven claimed deficiencies, as appropriate, and, if found to be deficient, we intend to elect our right to cure any maintenance defaults as provided under the leases. In May 2007, our subsidiaries filed suit in California state court against the lessor and certain of its affiliates asserting various causes of action concerning the lease disputes. Our subsidiaries also initiated an arbitration action against the lessor and one of its affiliates. With the lawsuit and through the arbitration proceedings, we seek declaratory relief in our favor regarding the leases and alleged defaults, damages, and injunctive relief and restitution under California’s unfair competition law. Some of our subsidiaries’ leases with the lessor contain cross-default covenants that state that, under certain circumstances, one subsidiary may be considered to be in default under its lease with the lessor if a default has occurred and is continuing under one of the other leases. On July 27, 2007, we received notices from the lessor alleging that certain of our subsidiaries were in default under leases relating to four of our hospitals because of the alleged defaults under the Tarzana lease described above. As a result, the lessor has demanded that we turn over possession of Irvine Regional Hospital Medical Center in California, Palm Beach Gardens Medical Center in Florida, North Fulton Regional Hospital in Georgia and Frye Regional Medical Center in North Carolina by December 31, 2007. We believe the lessor has taken this step as a response to the lawsuit and arbitration proceedings we commenced in May 2007. In September 2007, our subsidiaries subject to the lessor’s cross-default notices joined the suit in California state court as plaintiffs. The complaint for these subsidiaries seeks a judicial declaration that no defaults exist under the leases relating to the four hospitals listed above, as well as damages. In October 2007, the lessor filed a motion to dismiss and cross-claims in the pending California state court proceeding against us and our subsidiaries seeking damages for breach of contract, declaratory relief, specific performance and other relief based on the alleged defaults and cross-defaults already at issue in the case. The lessor's affiliate also filed cross-claims in the pending arbitration proceedings, seeking damages for breach of contract.  The case and arbitration proceedings are in their initial stages, and discovery has commenced. We dispute the defenses and claims of the lessor and its affiliate and will continue to pursue our claims against those parties.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the nine months ended September 30, 2007 and 2006:

	Balances at Beginning of Period	Litigation and Investigation Costs (Benefit)	Cash Payments	Other(1)	Balances at End of Period
Nine Months Ended September 30, 2007
Continuing operations	$321	$1	$(24)	$—	$298
Discontinued operations	1	—	(1)	—	—
	$322	$1	$(25)	$—	$298
Nine Months Ended September 30, 2006
Continuing operations	$308	$751	$(667)	$(75)	$317
Discontinued operations	5	(24)	(21)	45	5
	$313	$727	$(688)	$(30)	$322

(1)

Other items in 2006 include the funding of $75 million from our insurance carriers for the settlement of a securities class action lawsuit, which was classified as a receivable in other current assets in the Condensed Consolidated Balance Sheet as of December 31, 2005, and the recovery of $45 million in insurance proceeds related to the Redding Medical Center settlement in December 2004, which was classified as a receivable in other current assets in the Condensed Consolidated Balance Sheet as of December 31, 2005.

For the nine months ended September 30, 2007 and 2006, we recorded net costs (benefit) of $1 million and $727 million, respectively, in connection with significant legal proceedings and investigations, including $(24) million in the nine months ended September 30, 2006 that was reflected in discontinued operations. The 2007 costs represent $9 million to defend ourselves in various lawsuits and investigations, offset by an $8 million reduction of reserves recorded in prior periods that are no longer considered necessary based on updated loss estimates. The 2007 payments include $10 million for settlement of the SEC investigation, $5 million of other settlement payments, and $10 million in legal and other costs to defend ourselves in other ongoing lawsuits and investigations. The 2006 payments primarily consisted of our June 30, 2006 global civil settlement payment ($470 million, including $20 million in interest), the settlement of the case involving our former Alvarado Hospital Medical Center ($21 million), the settlement of the federal securities class action ($140 million), attorneys’ fees associated

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

with the state shareholder derivative lawsuit ($5 million), our February 2006 settlement with the Florida Attorney General ($7 million), and legal and other costs to defend ourselves in other ongoing lawsuits and investigations.

NOTE 11. INCOME TAXES

In June 2006, the FASB issued FIN 48, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

The cumulative effect of adopting FIN 48 was a $178 million decrease to retained earnings as of January 1, 2007, $142 million of which was related to an increase in the valuation allowance for deferred tax assets. The total amount of unrecognized tax benefits as of the date of adoption was $199 million ($126 million related to continuing operations and $73 million related to discontinued operations), all of which, if recognized, would affect our effective tax rate and income tax expense/benefit from continuing and discontinued operations. Total accrued interest and penalties on unrecognized tax benefits as of the date of adoption were $92 million. Included in the balance of unrecognized tax benefits at January 1, 2007 is $172 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next 12 months. This amount represents unrecognized tax benefits related to issues in dispute with the IRS and state income tax authorities and other uncertain tax positions. As a result of actions we took during the three months ended March 31, 2007, we were able to reduce our estimated liabilities for uncertain tax positions as of January 1, 2007 (the effective date of FIN 48) by approximately $107 million, which amount included $36 million of accrued interest. This resulted in an income tax benefit of $107 million being recognized as a credit to income tax expense in the Condensed Consolidated Statements of Operations during the three months ended March 31, 2007 ($84 million of which was recognized in continuing operations and $23 million in discontinued operations). Under FIN 48 and SFAS No. 109, “Accounting for Income Taxes,” the actions to reduce our liability for uncertain tax positions could not be taken into consideration in our estimate of the liability and our assessment of the recoverability of deferred tax assets as of January 1, 2007. Accordingly, although the initial impact of establishing the $107 million estimated liability was charged directly to shareholders’ equity effective January 1, 2007 and was included in the $178 million cumulative effect adjustment discussed above, the reduction of the liability was recorded as a tax benefit in the Condensed Consolidated Statement of Operations in accordance with FIN 48 because we took the actions to reduce the estimated exposure related to the uncertain tax positions subsequent to January 1, 2007. The total amount of unrecognized tax benefits as of September 30, 2007 was $127 million ($62 million related to continuing operations and $65 million related to discontinued operations), which, if recognized, would affect our effective tax rate and income tax expense/benefit from continuing and discontinued operations.

As of September 30, 2007, approximately $103 million of unrecognized federal and state tax benefits are related to uncertain tax positions for which settlement is reasonably possible within the next 12 months as pending federal and state audits and appeals are resolved. An estimate of the range of potential outcomes for those matters cannot be made at this time.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense in our Consolidated Statements of Operations. In addition to the adjustments described above, interest and penalties totaling $6 million related to accrued liabilities for uncertain tax positions are included in continuing operations in the nine months ended September 30, 2007.

In addition to the impact of the valuation allowance adjustments associated with the FIN 48 adjustments described above, income tax benefit in the nine months ended September 30, 2007 included the following: (1) an $18 million income tax expense in continuing operations to increase the valuation allowance for our deferred tax assets and for other tax adjustments; (2) an income tax benefit of $11 million in continuing operations to increase deferred tax assets related to state tax credits as a result of the enactment of recent legislation; and (3) an income tax expense of $24 million in discontinued operations to increase the valuation allowance and for other tax adjustments.

Income tax benefit in the nine months ended September 30, 2006 included the following: (1) a $247 million income tax benefit ($171 million recorded as a current income tax receivable and $76 million as a non-current deferred tax asset) to record the tax effects of our June 2006 Civil Settlement Agreement with the United States of America; (2) an income tax expense of $13 million in continuing operations to increase the valuation allowance for our deferred tax assets and for other tax adjustments; (3) an income tax benefit of $54 million in continuing operations reflecting changes in tax contingency reserves; (4) an income tax expense of $22 million in discontinued operations to increase the valuation allowance and for other tax adjustments; (5) an income tax benefit of $15 million in discontinued operations reflecting changes in tax

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

contingency reserves; and (6) an income tax benefit of $1 million in cumulative effect of change in accounting principle to decrease the valuation allowance.

In 2006, we petitioned the Tax Court to resolve disputed issues with respect to our federal tax returns for fiscal years ended May 31, 1995 through May 31, 1997. As of September 30, 2007, all disputed issues with respect to our federal tax returns for these fiscal years had been substantially resolved. The remaining tax and interest to be paid is approximately $6 million, which we expect to pay before December 31, 2007. All examinations of our tax returns for years ended prior to the fiscal year ended May 31, 1995 have been resolved. Also in 2006, the IRS completed its examination of our federal tax returns for fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002, and it issued a Revenue Agent’s Report in which it proposed to assess an aggregate tax deficiency of $207 million. We paid $110 million of tax and interest in December 2006 to resolve issues that were not in dispute in that audit. We have filed an appeal of the disputed issues with the Appeals Division of the IRS. We presently cannot determine the ultimate resolution of the disputed issues. Our federal tax returns for 2003, 2004 and 2005 are currently under examination by the IRS. We believe we have adequately provided for all probable tax matters, including interest.

NOTE 12. EARNINGS PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings per common share calculations for income (loss) from continuing operations for the three and nine months ended September 30, 2007 and 2006. Income (loss) is expressed in millions and weighted average shares are expressed in thousands.

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended September 30, 2007:
Loss to common shareholders for basic earnings per share	$(35)	473,984	$(0.07)
Effect of dilutive stock options and restricted stock units	—	—	—
Loss to common shareholders for diluted earnings per share	$(35)	473,984	$(0.07)

Three Months Ended September 30, 2006:
Loss to common shareholders for basic earnings per share	$(19)	471,227	$(0.04)
Effect of dilutive stock options and restricted stock units	—	—	—
Loss to common shareholders for diluted earnings per share	$(19)	471,227	$(0.04)

Nine Months Ended September 30, 2007:
Income available to common shareholders for basic earnings per share	$37	473,111	$0.08
Effect of dilutive stock options and restricted stock units	—	1,395	—
Income available to common shareholders for diluted earnings per share	$37	474,506	$0.08

Nine Months Ended September 30, 2006:
Loss to common shareholders for basic earnings per share	$(431)	470,635	$(0.92)
Effect of dilutive stock options and restricted stock units	—	—	—
Loss to common shareholders for diluted earnings per share	$(431)	470,635	$(0.92)

Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, were not included in the computation of diluted shares for the nine months ended September 30, 2007 were 37,382 shares.

All potentially dilutive securities were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2007 and the three and nine months ended September 30, 2006 because we did not report income from continuing operations in those periods. In circumstances where we do not have income from continuing operations, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations has the effect of making the diluted loss per share less than the basic loss per share. Had we generated income from continuing operations in those periods, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase of 615 shares for the three months ended September 30, 2007, and 1,434 shares and 1,161 shares for the three and nine months ended September 30, 2006,

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

respectively. Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, would not have been included in the computation of diluted shares if there had been income from continuing operations were 37,382 shares for the three months ended September 30, 2007 and 39,065 and 39,035 shares for the three and nine months ended September 30, 2006, respectively.

NOTE 13. ACQUISITION

During the three months ended June 30, 2007, we acquired Coastal Carolina Medical Center pursuant to a stock purchase agreement and recorded our preliminary purchase price allocation based on our initial assessment of the fair values of the assets and liabilities as shown below:

September 30, 2007
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

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Unless otherwise indicated, all financial and statistical information included herein relates to our continuing operations, with dollar amounts expressed in millions (except per-share amounts). This information should be read in conjunction with the accompanying Condensed Consolidated Financial Statements. It includes the following sections:

•      Executive Overview

•      Forward-Looking Statements

•      Sources of Revenue

•      Results of Operations

•      Liquidity and Capital Resources

•      Off-Balance Sheet Arrangements

•      Critical Accounting Estimates

EXECUTIVE OVERVIEW

KEY DEVELOPMENTS

We continue to focus on the execution of our turnaround strategies. While we have seen certain areas of improvement, we are still facing several industry and company-specific challenges that continue to negatively affect our progress. We are dedicated to improving our patients’, shareholders’ and other stakeholders’ confidence in us. We believe we will accomplish that by providing quality care and generating positive growth and earnings at our hospitals.

Recent key developments include the following events:

•      Intent to Sell North Ridge Medical Center – In October 2007, we announced our intent to sell North Ridge Medical Center in Fort Lauderdale, Florida. Negotiations with potential buyers are ongoing.

•      Sale of Shelby Regional Medical Center – Also in October 2007, we announced that we had signed a definitive agreement to sell Shelby Regional Medical Center in Center, Texas. The sale is expected to be completed by November 30, 2007.

•      Departure of Chief Medical Officer – Jennifer Daley, M.D., our chief medical officer, resigned from the company in September 2007. She will continue to serve as a senior advisor to us on clinical quality initiatives. Stephen Newman, M.D., our chief operating officer, will oversee our clinical quality department until a successor to Dr. Daley is found.

•      Expiration of Lease to Operate Two Hospitals – On August 31, 2007, our lease agreement with the Metrocrest Hospital Authority expired, and we ceased to operate RHD Memorial Medical Center and Trinity Medical Center, both in the Dallas, Texas area. We had previously disclosed that another company had been selected to manage these two hospitals after the expiration of our lease.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•      Realignment of Regions – Effective August 1, 2007, we streamlined our regional operating structure to further reduce our overhead costs. Our Central-Northeast region was eliminated, and our hospitals in Missouri and Tennessee are now part of the renamed Central region (formerly, the Texas region). Our two Philadelphia hospitals now form a separate market reporting directly to our chief operating officer. This realignment did not result in any impairment of our goodwill.

•      Union Agreements – We recently entered into collective bargaining agreements with two labor unions that cover employees at certain hospitals in California and Florida. The agreements, which were reached after months of negotiations between the parties, set stable and competitive wage increases and provide for greater predictability with respect to union organizing efforts. We have also entered into separate peace accords that provide each union with limited access to organize our employees.

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

Company-Specific Challenge

Volumes—We believe the reasons for declines in our patient volumes include, but are not limited to, decreases in the demand for invasive cardiac procedures, increased competition, challenges in physician recruitment, retention and attrition, managed care contract negotiations or terminations, population trends in Florida, and the impact of our litigation and government investigations. We are taking a number of steps to address the problem of volume decline; however, due to the concentration of our hospitals in California, Florida and Texas, we may not be able to mitigate some factors contributing to volume declines. One of our initiatives is our Physician Relationship Program, which is centered around understanding the needs of physicians who admit patients both to our hospitals and to our competitors’ hospitals and responding to those needs with changes and improvements in our hospitals and operations. We have targeted capital spending in order to address specific needs or growth opportunities of our hospitals, which is expected to have a positive impact on their volumes. We are also completing clinical service line market demand analyses and profitability assessments to determine which services are highly valued that can be emphasized and marketed to improve results. This Targeted Growth Initiative has resulted in some reductions in unprofitable service lines in several locations, which have had a slightly negative impact on our volumes. However, the elimination of these unprofitable service lines will allow us to focus more resources on services that are highly valued and more profitable.

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

Cost Pressures—Labor and supply expenses remain a significant cost pressure facing us as well as the industry in general. Controlling labor costs in an environment of fluctuating patient volumes and increasing labor union activity will continue

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to be a challenge. Also, inflation and technology improvements are driving supply costs higher, and our efforts to control supply costs through product standardization, bulk purchases and improved utilization are constantly challenged.

RESULTS OF OPERATIONS—OVERVIEW

Our turnaround timeframe has been and continues to be influenced by company-specific challenges, such as decreasing volumes and demand for inpatient cardiac procedures, and by industry trends, such as bad debt levels, that continue to negatively affect our revenue growth and operating expenses. We believe our future profitability will be achieved through volume growth, appropriate reimbursement levels and cost control across our portfolio of hospitals. In order to disclose trends using data comparable to the prior year, operating statistics throughout Management’s Discussion and Analysis are presented on a same-hospital basis, where noted, and exclude the results of Coastal Carolina Medical Center, which we have not owned for a full 12 months. Below are some of these same-hospital statistics and financial highlights for the three months ended September 30, 2007 compared to the three months ended September 30, 2006:

•      Same-hospital net inpatient revenue per patient day and per admission increased by 8.4% and 7.8%, respectively, primarily due to the effect of negotiated levels of reimbursement from our managed care contracts.

•      Same-hospital net outpatient revenue per visit increased 9.7%, while same-hospital outpatient visits declined 1.4%. The increase in revenue per visit is primarily due to the effect of higher negotiated levels of reimbursement under our managed care contracts.

•      Favorable net adjustments for prior-year cost reports and related valuation allowances, primarily attributable to Medicare and Medicaid, were $22 million in the current period compared to unfavorable net adjustments of $10 million in the prior-year period.

•      Loss per diluted share from continuing operations was $(0.07) in the current period compared to $(0.04) in the prior-year period.

The table below shows the pretax and after-tax impact on continuing operations for the three and nine months ended September 30, 2007 and 2006 of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Expense) Income
Impairment of long lived assets and goodwill, and restructuring charges	$(13)	$(1)	$(24)	$(26)
Litigation and investigation costs	(3)	(7)	(1)	(751)
Hurricane insurance recoveries, net of costs	—	4	—	14
Pretax impact	$(16)	$(4)	$(25)	$(763)
Deferred tax asset valuation allowance and other tax adjustments	$(11)	$21	$77	$41
Total after-tax impact	$(21)	$19	$61	$(450)
Diluted per-share impact of above items	$(0.04)	$0.04	$0.13	$(0.96)
Diluted earnings (loss) per share, including above items	$(0.07)	$(0.04)	$0.08	$(0.92)

LIQUIDITY AND CAPITAL RESOURCES—OVERVIEW

Net cash provided by operating activities was $214 million in the nine months ended September 30, 2007 compared to $441 million net cash used in operating activities in the nine months ended September 30, 2006. The principal reasons for the change were lower payments for restructuring and litigation costs and settlements, and net income tax refunds of $168 million received in 2007, partially offset by $161 million of insurance recoveries received in 2006.

Purchases of property and equipment were $397 million and $386 million during the nine months ended September 30, 2007 and 2006, respectively. During the three months ended September 30, 2007, we received proceeds of $31 million from our investment in Metrocrest Hospital Authority bonds (essentially, the source of these proceeds was our final payment of $31 million under our lease agreement with the Authority to operate two hospitals in the Dallas, Texas area) and $32 million from the cash surrender value of certain life insurance policies. Proceeds from the sales of facilities and other assets related to discontinued operations during the nine months ended September 30, 2007 and 2006 aggregated $83 million and $161 million, respectively. In addition, in the nine months ended September 30, 2007, we spent approximately $36 million to purchase a hospital in South Carolina and $43 million

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

for construction of a hospital in El Paso, Texas. In the nine months ended September 30, 2006, we bought out the joint venture interest of a discontinued operation and purchased certain real estate from the joint venture partner for $28 million and spent $5 million on construction costs. Also in the nine months ended September 30, 2006, we received $115 million in insurance proceeds for property damage caused by hurricanes in addition to the $161 million of insurance recoveries received during the same period for business interruption and other hurricane-related costs ($276 million in total).

In November 2006, we entered into a five-year, $800 million senior secured revolving credit facility that replaced our $250 million letter of credit facility. The revolving credit facility is collateralized by patient accounts receivable at our acute care and specialty hospitals, and bears interest at our option based on the London Interbank Offered Rate (“LIBOR”) plus 175 basis points or Citigroup’s base rate, as defined in the credit agreement, plus 75 basis points. At September 30, 2007, there were no cash borrowings outstanding under the revolving credit facility, and we had approximately $231 million of letters of credit outstanding. In addition, we had approximately $655 million of cash and cash equivalents on hand and borrowing capacity of $561 million under our revolving credit facility as of September 30, 2007.

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

•                                          The impact of natural disasters, including our ability to operate facilities affected by such disasters;

•                                          Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care services;

•                                          Various factors that may increase supply costs;

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

The table below shows the sources of net patient revenues on a same-hospital basis, expressed as percentages of net patient revenues from all sources:

	Three Months Ended September 30,			Nine Months Ended September 30,
Net Patient Revenues from:	2007	2006	Increase (Decrease)(1)	2007	2006	Increase (Decrease) (1)
Medicare	25.1%	24.8%	0.3%	25.9%	26.7%	(0.8)%
Medicaid	9.1%	8.6%	0.5%	8.4%	8.8%	(0.4)%
Managed care – governmental	11.5%	11.6%	(0.1)%	11.9%	10.9%	1.0%
Managed care – commercial	42.0%	42.5%	(0.5)%	41.8%	41.7%	0.1%
Indemnity, self-pay and other	12.3%	12.5%	(0.2)%	12.0%	11.9%	0.1%

(1)     The increase (decrease) is the difference between the 2007 and 2006 percentages shown.

Our payer mix on a same-hospital admissions basis, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended September 30,			Nine Months Ended September 30,
Admissions from:	2007	2006	Increase (Decrease)(1)	2007	2006	Increase (Decrease) (1)
Medicare	29.9%	31.0%	(1.1)%	31.4%	32.5%	(1.1)%
Medicaid	12.5%	12.7%	(0.2)%	12.3%	12.7%	(0.4)%
Managed care – governmental	19.0%	18.0%	1.0%	18.6%	17.1%	1.5%
Managed care – commercial	29.4%	29.3%	0.1%	28.9%	29.0%	(0.1)%
Indemnity, self-pay and other	9.2%	9.0%	0.2%	8.8%	8.7%	0.1%

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

Medicare

Medicare offers beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan, is a fee-for-service payment system. The other option, called Medicare Advantage, includes managed care, preferred provider organization, private fee-for-service and specialty plans. The major components of our net patient revenues for services provided to patients enrolled in the Original Medicare Plan for the three and nine months ended September 30, 2007 and 2006 are set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue Descriptions	2007	2006	2007	2006
Diagnosis-related group – operating	$278	$282	$899	$920
Diagnosis-related group – capital	27	29	89	93
Outlier	18	17	57	57
Outpatient	93	87	282	270
Disproportionate share	51	51	158	156
Direct Graduate and Indirect Medical Education	27	28	82	81
Psychiatric, rehabilitation and skilled nursing facilities and other(1)	29	16	65	62
Adjustments for prior-year cost reports and related valuation allowances	21	(9)	41	21
Total Medicare net patient revenues	$544	$501	$1,673	$1,660

(1)    The other revenue category includes one prospective payment system-exempt cancer hospital, one long-term acute care hospital, other revenue adjustments, and adjustments related to the estimates for current-year cost reports and related valuation allowances.

Medicaid

Medicaid programs are funded by both the federal government and state governments. These programs and the reimbursement methodologies are administered by the states and vary from state to state and from year to year.

Estimated payments under various state Medicaid programs, excluding state-funded managed care Medicaid programs, constituted approximately 8.4% and 8.8% of net patient revenues for the nine months ended September 30, 2007 and 2006, respectively. These payments are typically based on fixed rates determined by the individual states. We also receive disproportionate share payments under various state Medicaid programs. For the nine months ended September 30, 2007 and 2006, our revenue attributable to disproportionate share payments and other state-funded subsidy payments was approximately $131 million and $125 million, respectively. However, there are proposed changes to the Medicaid system that could materially reduce the amount of Medicaid payments we receive in the future.

Many states in which we operate are facing budgetary challenges that pose a threat to Medicaid funding levels to hospitals and other providers. We expect these challenges to continue. In particular, announced funding changes will adversely impact our Georgia, Florida and North Carolina hospitals effective January 1, 2008 (an estimated $57 million reduction on an annual basis for both traditional Medicaid and managed Medicaid). Other proposed funding changes could impact our hospitals in other states; however, at this time, we cannot predict the extent of the impact of other states’ budget restrictions on our hospitals.

Regulatory and Legislative Changes

Material updates to the information set forth in our Annual Report about the Medicare and Medicaid programs are provided below.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Payment and Policy Changes to the Medicare Inpatient Prospective Payment System

Under Medicare law, CMS is required annually to update certain rules governing the inpatient prospective payment system (“IPPS”). The updates generally become effective October 1, the beginning of the federal fiscal year (“FFY”). On August 1, 2007, CMS issued the Changes to the Hospital Inpatient Prospective Payment Systems and FFY 2008 Rates (“Final Rule”). On September 28, 2007, CMS issued a correction notice (“Correction Notice”) that corrects certain technical errors in the Final Rule. The Final Rule and Correction Notice include the following payment and policy changes:

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

•                    Across-the-board reductions of 1.2%, 1.8% and 1.8% in FFYs 2008, 2009 and 2010, respectively, to maintain budget neutrality (according to CMS, these reductions (“Coding and Documentation Offsets”) are necessary to offset the effect of changes in coding or the classification of discharges that do not reflect real changes in case mix);

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

•                    The implementation of a provision of the Deficit Reduction Act of 2005 to prevent hospitals from receiving higher payments (i.e., outlier payments) for the additional costs of treating a patient that acquires a condition (including an infection) during a hospital stay (for FFY 2008, CMS identified 8 conditions); and

•                    A decrease in the cost outlier threshold from $24,485 to $22,475.

According to CMS, projected aggregate spending from the reforms will not change. However, payments will increase for hospitals serving more severely ill patients and decrease for hospitals serving patients who are less severely ill. CMS projects that the combined impact of the payment and policy changes will yield an average 4.3% increase in payments for hospitals in large urban areas (populations over 1 million). This 4.3% increase includes CMS’ estimate of a 1.2% increase in anticipated payments resulting from coding and documentation improvements and the 1.2% Coding and Documentation Offset for FFY 2008 described above. On September 29, 2007, the President signed into law the TMA, Abstinence Education, and QI Programs Extension Act of 2007, which includes a measure that reduces the Coding and Documentation Offsets for FFYs 2008 and 2009 by 50% to 0.6% and 0.9%, respectively, and requires the Secretary of HHS to conduct a “look back” over those years, estimate what the offsets should have been, and adjust future rates to recapture the estimated excess payments in FFY 2010. Using the impact percentages in the Final Rule for hospitals in large urban areas, which did not change in the Correction Notice, and considering the impact of the subsequent legislative reduction in the Coding and Documentation Offsets, each as applied to our Medicare IPPS payments for the 12 months ended September 30, 2007, the annual impact on our hospitals may result in an estimated increase in our Medicare revenues of approximately $69 million. Because of the uncertainty of other factors that may influence our future IPPS payments, including admission volumes, length of stay, case mix, and the “look back” measure described above, we cannot provide any assurances regarding this estimate.

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

At September 30, 2007, 14 of our general hospitals in continuing operations operated inpatient psychiatric units. CMS projects that the combined impact of the proposed payment and policy changes will yield an average 3.1% increase in payments for all IPFs (including psychiatric units in acute care hospitals), and an average 1.1% increase in payments for psychiatric units of acute care hospitals located in urban areas. Using the urban unit impact percentage as applied to our Medicare IPF payments for the twelve months ended June 30, 2007, the annual impact of all changes on our psychiatric units may result in an estimated increase in our Medicare revenues of approximately $1 million. Because of the uncertainty of the factors that may influence our future IPF payments, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding this estimate.

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

At September 30, 2007, we operated one inpatient rehabilitation hospital, and 14 of our general hospitals in continuing operations operated inpatient rehabilitation units. CMS projects that the combined impact of the payment and policy changes will yield an average 2.4% increase in payments for all IRFs (including rehabilitation units in acute care hospitals), an average 2.5% increase in payments for rehabilitation hospitals located in urban areas, and an average 2.4% increase in payments for rehabilitation units of hospitals located in urban areas. Using these impact percentages as applied to our Medicare IRF payments for the 12 months ended September 30, 2007, the annual impact of all changes on our IRF hospital and units may result in an estimated increase in our Medicare revenues of approximately $2 million. Because of the uncertainty of the factors that may influence our future IRF payments, including admission volumes, length of stay and case mix, and the impact of compliance with the IRF admission criteria, we cannot provide any assurances regarding this estimate.

Payment and Policy Changes to the Medicare Outpatient Prospective Payment System

On November 1, 2007, CMS issued the Final Changes to the Hospital Outpatient Prospective Payment System and Calendar Year 2008 Payment Rates (“OPPS Final Rule”). The OPPS Final Rule includes the following payment and policy changes:

•      A 3.3% inflation update in Medicare payment rates for hospital outpatient services paid under the outpatient prospective payment system (“OPPS”);

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•                  A requirement for hospitals to begin to report seven hospital outpatient quality measures in 2008 in order to receive their full payment update in 2009 (in 2009, hospitals that fail to report data for those measures would receive a 2% reduction in their payment update); and

•                  An increase in the size of the OPPS payment “bundles” and the creation of “composite” ambulatory payment classifications (APCs) that would provide one bundled payment for several major services.

CMS projects that the combined impact of the payment and policy changes in the OPPS Final Rule will yield an average 3.8% increase in payments for all hospitals, and an average 3.9% increase in payments for hospitals in large urban areas (populations over one million). According to CMS’ estimates, the projected annual impact of the final payment and policy changes for our hospitals is approximately $15 million, an increase of 4.7%. Because of the uncertainty of other factors that may influence our future OPPS payments, including volumes and case mix, we cannot provide any assurances regarding this estimate.

State Children’s Health Insurance Program (“SCHIP”)

Under Title XXI of the Social Security Act, SCHIP, which was created to provide health insurance to poor children, is jointly financed by federal and state governments and administered by the states. Within broad federal guidelines, each state determines the design of its program, eligibility groups, benefit packages, payment levels for coverage, and administrative and operating procedures. SCHIP provided a capped amount of funds to states on a matching basis through September 30, 2007, when it expired. On October 3, 2007, the President of the United States vetoed legislation that would have extended SCHIP for five years and expanded the program to more children. Congress has temporarily extended SCHIP through November 16, 2007. We cannot predict what action Congress or the President will take with respect to SCHIP; however, the termination of the program could have an adverse impact on our results of operations.

Medicare Recovery Audit Contractor (“RAC”) Initiative

Section 306 of the Medicare Prescription Drug Improvement and Modernization Act of 2003 directs the Secretary of HHS to demonstrate the use of RACs under CMS’ Medicare Integrity Program in identifying underpayments and overpayments under the Medicare program, and recouping those overpayments. RACs are third-party organizations under contract with CMS, and the law provides that compensation paid to each RAC be based on a percentage of overpayment recoveries identified by the RAC. In 2005, CMS selected three states (California, Florida and New York) to pilot its RAC initiative. Our hospitals in California and Florida were initially excluded from the program because our fiscal intermediary is not located in the demonstration states. However, we were recently advised that CMS expanded the pilot program to include our hospitals in California and Florida. Also, CMS recently announced that it intends to expand its RAC initiative to all 50 states in 2008. At this time, we cannot estimate the impact, if any, CMS’ RAC initiative will have on our Medicare revenues; however, we may incur additional costs to respond to requests for records and pursue the reversal of payment denials, if any.

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

The amount of our managed care net patient revenue during the nine months ended September 30, 2007 and 2006 was $3.4 billion and $3.2 billion, respectively. Approximately 59% of our managed care net patient revenues during the nine months

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ended September 30, 2007 was derived from our top ten managed care payers. National payers generate approximately 43% of our total net managed care revenues. The remainder comes from regional or local payers. At September 30, 2007 and December 31, 2006, approximately 52% and 55%, respectively, of our net accounts receivable related to continuing operations were due from managed care payers.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have had nine consecutive quarters of improved year-over-year managed care pricing, we expect some moderation in the pricing percentage increases in the near-to-intermediate term.

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

Self-pay accounts pose significant collectibility problems. At September 30, 2007 and December 31, 2006, approximately 8% and 9%, respectively, of our net accounts receivable related to continuing operations were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients. We have performed systematic analyses to focus our attention on drivers of bad debt for each hospital. Specifically, pilots for new initiatives to ensure patients are receiving the optimal level of care at the appropriate time in the best setting are being introduced in a few of our hospitals to minimize inappropriate use of our emergency departments for non-emergent and non-urgent services. While emergency department use is the primary contributor to our provision for doubtful accounts in the aggregate, this is not the case at all hospitals. As a result, we are increasing our focus on targeted initiatives that concentrate on non-emergency department patients. These initiatives are intended to promote process efficiencies in working self-pay accounts we deem highly collectible. This is just one example of our continuous improvement efforts dedicated to modifying and refining our processes, enhancing our technology and improving staff training throughout the revenue cycle in an effort to increase collections and reduce accounts receivable.

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

We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per diem amount for services received, subject to a cap. Except for the per diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. For the three months ended September 30, 2007 and 2006, $163 million and $153 million, respectively, of charity care gross charges were excluded from

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

net operating revenues and provision for doubtful accounts. Charity care gross charges for the nine months ended September 30, 2007 and 2006 were $493 million and $447 million, respectively. Both the cost of providing these benefits and the forgone revenue under our Compact would be substantially less than the gross charge amounts.

RESULTS OF OPERATIONS

The following two tables summarize our net operating revenues, operating expenses and operating income (loss) from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net operating revenues:
General hospitals	$2,168	$2,014	$6,472	$6,215
Other operations	44	44	129	122
Net operating revenues	2,212	2,058	6,601	6,337
Operating expenses:
Salaries, wages and benefits	983	927	2,941	2,817
Supplies	383	373	1,167	1,154
Provision for doubtful accounts	159	149	433	385
Other operating expenses, net	510	495	1,525	1,439
Depreciation	83	76	245	226
Amortization	8	6	24	18
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	13	1	24	26
Hurricane insurance recoveries, net of costs	—	(4)	—	(14)
Litigation and investigation costs	3	7	1	751
Operating income (loss)	$70	$28	$241	$(465)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net operating revenues:
General hospitals	98.0%	97.9%	98.0%	98.0%
Other operations	2.0%	2.1%	2.0%	2.0%
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	44.4%	45.0%	44.5%	44.4%
Supplies	17.3%	18.1%	17.7%	18.2%
Provision for doubtful accounts	7.2%	7.2%	6.5%	6.1%
Other operating expenses, net	23.1%	24.1%	23.1%	22.7%
Depreciation	3.7%	3.7%	3.7%	3.6%
Amortization	0.4%	0.3%	0.4%	0.3%
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	0.6%	0.1%	0.4%	0.4%
Hurricane insurance recoveries, net of costs	—%	(0.2)%	—%	(0.2)%
Litigation and investigation costs	0.1%	0.3%	0.1%	11.8%
Operating income (loss)	3.2%	1.4%	3.6%	(7.3)%

Net operating revenues of our continuing general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (primarily rental income, management fee revenue and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) rehabilitation hospitals and long-term-care facilities located on or near the same campuses as our general hospitals and (3) equity in earnings of unconsolidated affiliates that are not directly associated with our general

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

hospitals. None of our individual hospitals represented more than 5% of our year-to-date net operating revenues or more than 5% of our total assets, excluding goodwill and intercompany receivables, at September 30, 2007.

Net operating revenues from our other operations were $44 million for both the three months ended September 30, 2007 and 2006, and $129 million and $122 million for the nine months ended September 30, 2007 and 2006, respectively. The equity earnings of unconsolidated affiliates included in these amounts were $5 million and $4 million for the three months ended September 30, 2007 and 2006, respectively, and $17 million and $9 million for the nine months ended September 30, 2007 and 2006, respectively. We expect revenue from other operations to continue to increase as we add employed physicians.

The table below shows certain selected historical operating statistics for our continuing general hospitals.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Increase (Decrease)		2007	2006	Increase (Decrease)
	(Dollars in Millions, Except Per Patient Day, Per Admission and Per Visit Amounts)
Net inpatient revenues(1)	$1,484	$1,385	7.1%		$4,450	$4,332	2.7%
Net outpatient revenues(1)	$654	$600	9.0%		$1,930	$1,792	7.7%
Number of general hospitals (at end of period)	54	53	1	(2)	54	53	1	(2)
Licensed beds (at end of period)	14,486	14,283	1.4%		14,486	14,283	1.4%
Average licensed beds	14,389	14,309	0.6%		14,333	14,392	(0.4)%
Utilization of licensed beds(3)	50.7%	51.6%	(0.9	)(2)	53.0%	54.1%	(1.1	)(2)
Patient days	671,502	679,018	(1.1)%		2,074,995	2,124,408	(2.3)%
Adjusted patient days(4)	968,418	964,434	0.4%		2,958,985	2,987,323	(0.9)%
Net inpatient revenue per patient day	$2,210	$2,040	8.3%		$2,145	$2,039	5.2%
Admissions(5)	136,373	137,040	(0.5)%		416,576	422,175	(1.3)%
Adjusted patient admissions(4)	198,046	196,078	1.0%		597,845	598,329	(0.1)%
Net inpatient revenue per admission	$10,882	$10,107	7.7%		$10,682	$10,261	4.1%
Average length of stay (days)	4.9	5.0	(0.1	)(2)	5.0	5.0	—	(2)
Surgeries	98,240	98,133	0.1%		292,135	302,795	(3.5)%
Net outpatient revenue per visit	$651	$595	9.4%		$635	$579	9.7%
Outpatient visits	1,004,577	1,008,276	(0.4)%		3,039,765	3,095,440	(1.8)%

(1)

Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $72 million and $63 million for the three months ended September 30, 2007 and 2006, respectively, and $210 million and $174 million for the nine months ended September 30, 2007 and 2006, respectively. Net outpatient revenues include self-pay revenues of $95 million and $71 million for the same three-month periods, and $262 million and $211 million for the same nine-month periods, respectively.

(2)	The change is the difference between 2007 and 2006 amounts shown.
(3)	Utilization of licensed beds represents patient days divided by average licensed beds divided by number of days in the period.
(4)

Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the result by gross inpatient revenues.

(5)

Self-pay admissions represented 4.5% and 4.2% of total hospital admissions for the three months ended September 30, 2007 and 2006, respectively, and 4.3% and 3.9% for the nine months ended September 30, 2007 and 2006, respectively. Charity care admissions represented 2.0% and 2.2% of total admissions for the same the three-month periods, and 1.9% and 2.0% for the same nine-month periods, respectively.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below shows certain selected historical operating statistics for our continuing general hospitals on a same-hospital basis. The impact of our acquisition of Coastal Carolina Medical Center at the end of June 2007 is excluded from same-hospital statistics in the three and nine months ended September 30, 2007.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
	(Dollars in Millions, Except Per Patient Day, Per Admission and Per Visit Amounts)
Net inpatient revenues	$1,481	$1,385	6.9%	$4,446	$4,332	2.6%
Net outpatient revenues	$649	$600	8.2%	$1,926	$1,792	7.5%
Number of general hospitals (at end of period)	53	53	—	53	53	—
Licensed beds (at end of period)	14,445	14,283	1.1%	14,445	14,283	1.1%
Average licensed beds	14,348	14,309	0.3%	14,315	14,392	(0.5)%
Utilization of licensed beds	50.7%	51.6%	(0.9)	53.0%	54.1%	(1.1)
Patient days	669,613	679,018	(1.4)%	2,073,106	2,124,408	(2.4)%
Adjusted patient days	963,326	964,434	(0.1)%	2,953,893	2,987,323	(1.1)%
Net inpatient revenue per patient day	$2,212	$2,040	8.4%	$2,145	$2,039	5.2%
Admissions	135,979	137,040	(0.8)%	416,182	422,175	(1.4)%
Adjusted patient admissions	196,984	196,078	0.5%	596,782	598,329	(0.3)%
Net inpatient revenue per admission	$10,891	$10,107	7.8%	$10,683	$10,261	4.1%
Average length of stay (days)	4.9	5.0	(0.1)	5.0	5.0	—
Surgeries	97,762	98,133	(0.4)%	291,657	302,795	(3.7)%
Net outpatient revenue per visit	$653	$595	9.7%	$636	$579	9.8%
Outpatient visits	994,184	1,008,276	(1.4)%	3,029,372	3,095,440	(2.1)%

REVENUES

During the three and nine months ended September 30, 2007, net operating revenues from continuing operations increased 7.5% and 4.2%, respectively, compared to the three and nine months ended September 30, 2006.

Same-hospital outpatient visits, patient days and admissions were lower during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 by 2.1%, 2.4% and 1.4%, respectively. We believe the following factors continue to contribute to the overall decline in our inpatient and outpatient volume levels: (1) loss of patients to competing health care providers; (2) challenges in physician recruitment, retention and attrition, specifically with respect to recruiting physicians at our Florida hospitals to replace doctors who have retired or relocated; (3) strategic reduction of services related to our Targeted Growth Initiative discussed in “Executive Overview – Significant Challenges – Company-Specific Challenge” above; (4) a previously disclosed lawsuit filed by the University of Southern California, which we believe has negatively impacted volumes at our USC University Hospital; (5) population trends in Florida; and (6) unfavorable publicity about us as a result of legacy lawsuits and government investigations, which has impacted our, relationships with physicians and patients.

Our same-hospital net inpatient revenues for the three and nine months ended September 30, 2007 increased by 6.9% and 2.6%, respectively, from the same periods in 2006. There are various positive and negative factors impacting our net inpatient revenues.

The positive factors include:

•                     Improved managed care pricing as a result of renegotiated contracts;

•                     Favorable net adjustments for prior-year cost reports and related valuation allowances, primarily attributable to Medicare and Medicaid, of $22 million and $47 million in the current quarter and year-to-date period, respectively, compared to favorable (unfavorable) net adjustments in the prior-year quarter and year-to-date period of $(10) million and $21 million, respectively; and

•                     An increase in disproportionate share payments under various state Medicaid programs from $41 million and $125 million in the prior-year quarter and year-to-date periods, respectively, to $48 million and $131 million in the current quarter and year-to-date periods, respectively.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The negative factors include:

•       Lower overall volumes, particularly at our Florida hospitals and USC University Hospital in California; and

•       A shift in volume from traditional Medicare and Medicaid to Managed Medicare and Medicaid plans.

Same-hospital net outpatient revenues during the three and nine months ended September 30, 2007 increased 8.2% and 7.5%, respectively, compared to the same periods last year, although overall same-hospital outpatient visits decreased 1.4% and 2.1% for the three and nine months ended September 30, 2007, respectively, compared to the same periods last year. The primary reason for the same-hospital net outpatient revenue increase is improved managed care pricing.

SALARIES, WAGES AND BENEFITS

Salaries, wages and benefits expense as a percentage of net operating revenues was flat for the nine months ended September 30, 2007 compared to the same period in 2006 and slightly lower for the same three-month periods. Salaries, wages and benefits per adjusted patient day increased approximately 5.6% and 5.4% in the three and nine months ended September 30, 2007, respectively, compared to the prior-year periods. The increase is primarily due to merit increases since the prior-year periods and a greater number of employed physicians.

As of September 30, 2007, approximately 23% of our employees (excluding those in our administrative offices) were represented by labor unions. Labor relations at our facilities generally have been satisfactory. We, and the hospital industry in general, are continuing to see an increase in the amount of union activity across the country. As union activity increases at our hospitals, our salaries, wages and benefits expense may increase more rapidly than our net operating revenues.

We recently entered into collective bargaining agreements with the Service Employees International Union (“SEIU”) to replace expired collective bargaining agreements at 14 hospitals in California and two hospitals in Florida. We also entered into a collective bargaining agreement with the SEIU at Coral Gables Hospital in Florida after certain employees, including registered nurses, voted in favor of union representation at that facility in March 2007. The agreements, which were reached after months of negotiations between the parties, set stable and competitive wage increases through March 2011 in the case of our California hospitals and through various dates in 2010 for our Florida facilities. In addition, the agreements include improvements in employee work rules, create an education and training fund for employees, and contain terms that provide for greater predictability with respect to union organization efforts. We do not anticipate the new agreements will have a material adverse effect on our results of operations.

In August 2007, we entered into successor, four-year collective bargaining agreements with the California Nurses Association (“CNA”) that cover nurses at nine Tenet hospitals in California. These agreements provide for wage increases within our budgeted expectations and should not have a material adverse effect on our results of operations.

We have also entered into separate peace accords with both the SEIU and the CNA that provide each union with limited access to organize our employees. The peace accord with the SEIU expires in December 2011, and the peace accord with the CNA expires in December 2010. Such agreements are becoming more common as employers attempt to balance the disruption caused by traditional union organizing with the rights of employees to determine for themselves whether to seek union representation. We do not anticipate either agreement will have a material adverse effect on our results of operations.

Included in salaries, wages and benefits expense in the three and nine months ended September 30, 2007 is $9 million and $31 million, respectively, of stock-based compensation expense, compared to $11 million and $34 million, respectively, for the same periods in 2006.

SUPPLIES

Supplies expense as a percentage of net operating revenues decreased slightly for the three and nine months ended September 30, 2007 compared to the same periods in 2006. Supplies expense per adjusted patient day increased approximately 2.3% and 2.1% in the three and nine months ended September 30, 2007, respectively, compared to the prior-year periods. This increase in supplies expense reflected higher costs for implants and pacemakers partially offset by lower cardiovascular and pharmaceutical supply costs, which resulted from a decrease in cardiovascular procedures and our efforts to use more cost-effective pharmaceuticals.

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

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts as a percentage of net operating revenues increased for the nine months ended September 30, 2007 compared to the same period in 2006 primarily due to higher self-pay revenues.

A significant portion of our provision for doubtful accounts relates to self-pay patients. Collection of accounts receivable has been a key area of focus, particularly over the past several years, as we have experienced adverse changes in our business mix. Our current estimated collection rate on self-pay accounts is approximately 36%, including collections from point-of-service through collections by our in-house collection agency or external collection vendors. This self-pay collection rate includes payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being classified and assigned to our in-house self-pay collection group. The comparable self-pay collection percentage as of December 31, 2006 was approximately 32%. All collection rates are calculated based on a weighted average look-back period of 18 months of collections.

We have performed systematic analyses to focus our attention on drivers of bad debt for each hospital. Specifically, pilots for new initiatives to ensure patients are receiving the optimal level of care at the appropriate time in the best setting are being introduced in a few of our hospitals to minimize inappropriate use of our emergency departments for non-emergent and non-urgent services. While emergency department use is the primary contributor to our provision for doubtful accounts in the aggregate, this is not the case at all hospitals. As a result, we are increasing our focus on targeted initiatives that concentrate on non-emergency department patients. These initiatives are intended to promote process efficiencies in working self-pay accounts we deem highly collectible. This is just one example of our continuous improvement efforts dedicated to modifying and refining our processes, enhancing our technology and improving staff training throughout the revenue cycle in an effort to increase collections and reduce accounts receivable.

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

We continue to focus on revenue cycle initiatives to improve cash flow. One specific initiative that was started during the three months ended September 30, 2006 and is expected to be completed in 2008 is the Center for Patient Access Services, which is a centralized dedicated operation that performs financial clearance, including completing insurance eligibility checks, documenting verification of benefits, providing required notifications to managed care payers, obtaining pre-authorizations when necessary and contacting the patient to offer pre-service financial counseling. Although we continue to improve our methodology for evaluating the collectibility of our accounts receivable, we may incur future charges if there are unfavorable changes in the trends affecting the net realizable value of our accounts receivable.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”), and (4) accounts receivable aging. The following tables present the approximate aging by payer of our continuing operations’ net accounts receivable of $1.293 billion and $1.311 billion, excluding cost report settlements payable and valuation allowances of $9 million and $43 million, at September 30, 2007 and December 31, 2006, respectively:

	September 30, 2007
	Medicare	Medicaid	Managed Care	Indemnity, Self Pay and Other	Total
0-60 days	96%	63%	74%	34%	69%
61-120 days	4%	23%	16%	27%	17%
121-180 days	—%	14%	6%	11%	7%
Over 180 days	—%	—%	4%	28%	7%
Total	100%	100%	100%	100%	100%

	December 31, 2006
	Medicare	Medicaid	Managed Care	Indemnity, Self Pay and Other	Total
0-60 days	98%	60%	72%	32%	67%
61-120 days	2%	26%	17%	25%	17%
121-180 days	—%	14%	7%	12%	8%
Over 180 days	—%	—%	4%	31%	8%
Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations was 53 days at both September 30, 2007 and December 31, 2006. AR Days at September 30, 2007 is below our target of 60 days. This amount is calculated as our accounts receivable from continuing operations on that date divided by our revenue from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

As of September 30, 2007, we had a cumulative total of patient account assignments dating back at least three years or older of approximately $4.6 billion related to our continuing operations being pursued by our in-house and outside collection agencies or vendors. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts at collection agencies is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from our Medical Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under our MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 77% of all accounts in our MEP are ultimately approved for benefits under a government program such as Medicaid.

The following table shows the approximate amount of net accounts receivable in our MEP, still awaiting determination of eligibility under a government program at September 30, 2007 and December 31, 2006, by aging category:

	September 30,	December 31,
	2007	2006
0-60 days	$70	$55
61-120 days	16	19
121-180 days	9	9
Over 180 days(1)	—	—
Total	$95	$83

(1)	Includes accounts receivable of $14 million at September 30, 2007 and $12 million December 31, 2006, respectively, that are fully reserved.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER OPERATING EXPENSES

Other operating expenses as a percentage of net operating revenues were 23.1% for both the three and nine months ended September 30, 2007 compared to 24.1% and 22.7% for the same periods in 2006, respectively. Other operating expense per adjusted patient day increased approximately 2.5% and 7.1% in the three and nine months ended September 30, 2007, respectively, compared to the prior-year periods due to higher physician fees, contracted services and information technology services costs. Also included in other operating expenses is malpractice expense of $40 million and $134 million for the three and nine months ended September 30, 2007, respectively, compared to $45 million and $134 million, respectively, for the three and nine months ended September 30, 2006.

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL AND RESTRUCTURING CHARGES

During the nine months ended September 30, 2007, we recorded net impairment and restructuring charges of $24 million compared to $26 million during the nine months ended September 30, 2006. See Note 4 to the Condensed Consolidated Financial Statements for additional detail of these charges and related liabilities.

LITIGATION AND INVESTIGATION COSTS

Litigation and investigation costs in continuing operations for the three and nine months ended September 30, 2007 were $3 million and $1 million, respectively, compared to $7 million and $751 million, respectively, for the same periods in 2006. The amount for the nine months ended September 30, 2007 includes an $8 million reduction in the estimated liabilities for wage and hour actions and other unrelated employment matters further described in Note 10 to the Condensed Consolidated Financial Statements, as well as for our previously settled pricing litigation. The 2006 expenses primarily consisted of legal settlements with the federal government and costs to defend ourselves in various lawsuits.

INCOME TAX BENEFIT

During the nine months ended September 30, 2007, we recorded an income tax benefit of $78 million compared to $291 million during the nine months ended September 30, 2006. See Note 11 to the Condensed Consolidated Financial Statements for additional information about these amounts.

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

There have been no material changes to our obligations to make future cash payments under contract as disclosed in the Annual Report, except for tax liabilities. As of December 31, 2006, we disclosed estimated future payments for tax liabilities totaling $195 million ($23 million in 2007, $140 million in 2008, and $32 million in years after 2011). Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” as amended by FASB Staff Position No. 48-1 (“FIN 48”), and, as a result of the implementation of FIN 48, the estimated total future payments for tax liabilities decreased to $184 million at September 30, 2007 ($8 million in 2007, $84 million in 2008, and $92 million in years after 2011).

Our capital expenditures primarily relate to the expansion and renovation of existing facilities, including amounts to comply with applicable laws and regulations, equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new buildings and various other capital improvements. Purchases of property and equipment were $397 million and $386 million in the nine months ended September 30, 2007 and 2006, respectively. We anticipate that our capital expenditures for the year ending December 31, 2007 will total between $675 million and $725 million. This amount includes expenditures for certain equipment identified in connection with our 2006 assessment of physician and hospital needs that were not purchased in 2006. The anticipated capital expenditures also include approximately $7 million in 2007 to meet California seismic requirements for our remaining California facilities after all planned divestitures. The total estimated future value of capital expenditures necessary to meet the seismic requirements through 2013 is approximately $513 million, which was estimated using an inflation rate of approximately 12%. Our capital expenditures for the year ending December 31, 2007 are also expected to include approximately $11 million to improve disability access at certain of our facilities, as a result of a consent decree in a class action lawsuit. We expect to spend a total of approximately $142 million on such improvements over the next four years.

Interest payments, net of capitalized interest, were $314 million and $312 million in the nine months ended September 30, 2007 and 2006, respectively. Based on our current debt obligations, we anticipate that our gross interest payments, including capitalized interest, for the year ending December 31, 2007 will be approximately $380 million.

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income tax refunds, net of tax payments, were approximately $168 million in the nine months ended September 30, 2007 compared to $28 million in income tax payments during the nine months ended September 30, 2006. In April 2007, we received a tax refund of approximately $171 million, which was recorded as a receivable at December 31, 2006. Our carryforwards available to offset future taxable income consisted of (1) federal net operating loss carryforwards of approximately $1.6 billion expiring in 2024 to 2026, (2) approximately $6 million in alternative minimum tax credits with no expiration, and (3) general business credit carryforwards of approximately $10 million expiring in 2023 to 2025.

SOURCES AND USES OF CASH

Our liquidity for the nine months ended September 30, 2007 was primarily derived from cash on hand, marketable securities, proceeds from sales of facilities and other assets related to discontinued operations, income tax refunds, proceeds from the cash surrender value of certain life insurance policies, and cash flow generated from operations.

Net cash provided by operating activities was $214 million in the nine months ended September 30, 2007 compared to net cash used of $441 million in the nine months ended September 30, 2006. The principal reasons for the change were lower payments for restructuring and litigation costs and settlements, and net income tax refunds of $168 million received in 2007, partially offset by insurance recoveries of $161 million in the prior year.

Proceeds from the sales of facilities and other assets related to discontinued operations during the nine months ended September 30, 2007 and 2006 aggregated $83 million and $161 million, respectively. In the nine months ended September 30, 2007, we spent approximately $36 million to purchase a hospital in South Carolina and $43 million for construction of a hospital in El Paso, Texas. In addition, we received proceeds from our investment in Metrocrest Hospital Authority (“Authority”) bonds of $31 million in the nine months ended September 30, 2007 compared to $4 million in the nine months ended September 30, 2006. Essentially, the source of these 2007 proceeds was our final payment of $31 million under our lease agreement with the Authority to operate two hospitals in the Dallas, Texas area, $21 million of which is classified as a financing outflow in the Condensed Consolidated Statement of Cash Flows. In the current year-to-date period, we also received $32 million in cash surrender value proceeds from certain life insurance policies. In the nine months ended September 30, 2006, we bought out the joint venture interest of a discontinued operation and purchased certain real estate from the joint venture partner for $28 million and spent $5 million on construction costs. Also in the nine months ended September 30, 2006, we received $115 million in insurance proceeds for property damage caused by hurricanes in addition to the $161 million of insurance recoveries received during the same period for business interruption and other hurricane-related costs ($276 million in total).

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

In November 2006, we entered into a five-year, $800 million senior secured revolving credit facility that replaced our $250 million letter of credit facility. The revolving credit facility is collateralized by patient accounts receivable at our acute care and specialty hospitals, and bears interest at our option based on LIBOR plus 175 basis points or Citigroup’s base rate, as defined in the credit agreement, plus 75 basis points. The revolving credit agreement includes a provision, which we believe is customary in receivables-backed credit facilities, that gives our banks the right to require that proceeds of collections of substantially all of our consolidated accounts receivable be applied directly to repay outstanding loans and other amounts that are due and payable under the revolving credit facility at any time that unused borrowing availability under the revolving credit facility is less than $100 million or if an event of default has occurred and is continuing thereunder. In that event, we would seek to re-borrow under the revolving credit facility to satisfy our operating cash requirements. Our ability to borrow under the revolving credit facility is subject to conditions that we believe are customary in such facilities, including that no events of default then exist.

The indentures governing our senior notes contain covenants and conditions that have, among other requirements, limitations on (1) liens on principal properties and (2) sale and lease-back transactions with respect to principal properties. A principal property is defined in the indentures as a hospital that has an asset value on our books in excess of 5% of our consolidated net tangible assets, as defined. The above limitations do not apply, however, to (1) debt that is not secured by principal properties or (2) debt that is secured by principal properties if the aggregate of such secured debt does not exceed 15% of our consolidated net tangible assets, as further described in the indentures. The indentures also prohibit the consolidation, merger or sale of all or substantially all assets unless no event of default would result after giving effect to such transaction.

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

TENET HEALTHCARE CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From time to time, we expect to engage in various capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. We believe our existing indentures provide significant flexibility for future collateralized borrowings.

We are currently in compliance with all covenants and conditions under our revolving credit agreement and the indentures governing our senior notes.

At September 30, 2007, there were no cash borrowings outstanding under the revolving credit facility, and we had approximately $231 million of letters of credit outstanding. Based on our eligible receivables, the borrowing capacity under the revolving credit facility was $561 million at September 30, 2007. We also had approximately $655 million of cash and cash equivalents on hand at September 30, 2007 to fund our operations and capital expenditures.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $269 million of standby letters of credit outstanding and guarantees as of September 30, 2007.

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

We consider many factors when evaluating our uncertain tax positions, and such judgments are subject to periodic review. Tax benefits associated with uncertain tax positions are recognized in the period in which one of the following conditions is satisfied: (1) the more likely than not recognition threshold is satisfied; (2) the position is ultimately settled through negotiation or litigation; or (3) the statute of limitations for the taxing authority to examine and challenge the position has expired. Tax benefits associated with an uncertain tax position are derecognized in the period in which the more likely than not recognition threshold is no longer satisfied. While we believe we have adequately provided for our income tax receivables or liabilities and our deferred tax assets or liabilities in accordance with SFAS 109 and FIN 48, adverse determinations by taxing authorities or changes in tax laws and regulations could have a material adverse effect on our financial condition, results of operations or cash flows.

TENET HEALTHCARE CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes since December 31, 2006 in the amount or maturity dates of debt outstanding.

At September 30, 2007, we had no material borrowings subject to or with variable interest rates. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.

At September 30, 2007, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio. At September 30, 2007, we had less than $1 million accumulated unrealized gains or losses related to our captive insurance companies’ investment portfolios.

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

TENET HEALTHCARE CORPORATION

PART II.

ITEM 1. LEGAL PROCEEDINGS

We refer you to Part I, Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2006 for a description of material legal proceedings and investigations not in the ordinary course of business as updated through the filing date of that report. We also refer you to Part II, Item 1, Legal Proceedings, of each of our subsequent Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2007 and June 30, 2007 for a description of the material developments occurring with respect to legal proceedings and investigations through the filing date of each report. No further material developments have occurred since the beginning of the third quarter of 2007. For additional information, see Note 10 to the Condensed Consolidated Financial Statements included in this report.

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

TENET HEALTHCARE CORPORATION
(Registrant)

Date: November 5, 2007	By:	/s/ BIGGS C. PORTER
Biggs C. Porter
Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2007	By:	/s/ DANIEL J. CANCELMI
Daniel J. Cancelmi
Vice President and Controller (Principal Accounting Officer)