Form 10-K
period 2007-12-31
TENET HEALTHCARE CORP
filed 2008-02-26
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-7293

TENET HEALTHCARE CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada (State of Incorporation)	95-2557091 (IRS Employer Identification No.)

13737 Noel Road

Dallas, TX 75240

(Address of principal executive offices, including zip code)

(469) 893-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock	New York Stock Exchange
6 3/8% Senior Notes due 2011	New York Stock Exchange
6 1/2% Senior Notes due 2012	New York Stock Exchange
7 3/8% Senior Notes due 2013	New York Stock Exchange
9 7/8% Senior Notes due 2014	New York Stock Exchange
9 1/4% Senior Notes due 2015	New York Stock Exchange
6 7/8% Senior Notes due 2031	New York Stock Exchange

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

         As of June 30, 2007, there were 473,442,150 shares of common stock outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the Registrant as of June 30, 2007, based on the closing price of the Registrant’s shares on the New York Stock Exchange on Friday, June 29, 2007, was approximately $1,188,506,424. For the purpose of the foregoing calculation only, all directors and the executive officers who were SEC reporting persons of the Registrant as of June 30, 2007 have been deemed affiliates. As of January 31, 2008, there were 474,394,752 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

                Portions of the Registrant’s definitive proxy statement for the 2008 annual meeting of shareholders to be held on May 8, 2008 are incorporated by reference into Part III of this Form 10-K.

i

PART I.

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

                Tenet Healthcare Corporation is an investor-owned health care services company whose subsidiaries and affiliates primarily operate general hospitals and related health care facilities, and also hold investments in other companies (including health care companies). All of Tenet’s operations are conducted through its subsidiaries. (Unless the context otherwise requires, Tenet and its subsidiaries are referred to herein as “Tenet,” the “Company,” “we” or “us.”) At December 31, 2007, our subsidiaries operated 57 general hospitals (including three hospitals not yet divested at that date that are classified as discontinued operations in our Consolidated Financial Statements), a cancer hospital and a critical access hospital, with a combined total of 15,244 licensed beds, serving urban and rural communities in 12 states. Of those general hospitals, 48 were owned by our subsidiaries and nine were owned by third parties and leased by our subsidiaries (including one facility we owned located on land leased from a third party).

                At December 31, 2007, our subsidiaries also operated various related health care facilities, including a rehabilitation hospital, a long-term acute care hospital, a skilled nursing facility and a number of medical office buildings—all of which are located on, or nearby, one of our general hospital campuses. In addition, our subsidiaries operated physician practices, captive insurance companies and other ancillary health care businesses (including outpatient surgery centers, diagnostic imaging centers, and occupational and rural health care clinics) and owned interests in two health maintenance organizations, all of which comprise a minor portion of our business.

                Our mission is to provide quality health care services that are responsive to the needs of the communities we serve. To accomplish our mission in the complex and competitive health care industry, our operating strategies are to (1) improve the quality of care provided at our hospitals by identifying best practices and implementing those best practices in all of our hospitals, (2) improve operating efficiencies and control operating costs while maintaining or improving the quality of care provided, (3) improve patient, physician and employee satisfaction, (4) improve recruitment and retention of physicians, as well as nurses and other employees, (5) increase collections of accounts receivable and improve cash flow, and (6) acquire new, or divest existing, facilities as market conditions, operational goals and other considerations warrant. We adjust these strategies as necessary in response to changes in the economic and regulatory climates in which we operate and the success or failure of our various efforts.

OPERATIONS

                In the third quarter of 2007, we streamlined our regional operating structure to further reduce our administrative overhead costs. Previously, our operations were organized into four regions and two local health networks: (1) the California region, which included all of our hospitals in California, as well as our hospital in Nebraska; (2) the Central-Northeast region, which included all of our hospitals in Missouri, Pennsylvania and Tennessee; (3) the Southern States region, which included all of our hospitals in Alabama, Georgia, Louisiana, North Carolina and South Carolina; (4) the Texas region, which included all of our hospitals in Texas; (5) the Miami-Dade Health Network in Florida, which included five hospitals in Miami-Dade and Broward counties; and (6) the Palm Beach Health Network, which included six hospitals in Palm Beach and Broward counties. Our operations are now structured as follows:

•                    Our California region continues to include all of our hospitals in California and Nebraska;

•                    Our Central region includes all of our hospitals in Missouri, Tennessee and Texas;

•                    Our Florida region includes all of our hospitals in Florida in two separate networks, the Miami-Dade Health Network and the Palm Beach Health Network;

•                    Our Southern States region continues to include all of our hospitals in Alabama, Georgia, Louisiana, North Carolina and South Carolina; and

•                    Our two hospitals in Philadelphia, Pennsylvania are part of a separate market, reporting directly to our chief operating officer.

Each of the regions described above also report directly to our chief operating officer. Major decisions, including capital resource allocations, are made at the corporate level, not at the regional level.

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

                On August 31, 2007, our lease agreement to operate RHD Memorial Medical Center and Trinity Medical Center in the Dallas, Texas area expired; we had previously disclosed that another company had been selected to manage these two hospitals after the expiration of our lease. Also in the three months ended September 30, 2007, we decided to sell North Ridge Medical Center in Fort Lauderdale, Florida, and we began actively seeking a buyer for that facility. We signed a definitive agreement in February 2008 to sell North Ridge and expect to complete the sale in the second quarter of 2008. In addition, on November 30, 2007, we completed the previously disclosed sale of Shelby Regional Medical Center in Center, Texas.

                In June 2007, we purchased Coastal Carolina Medical Center, a 41-bed acute care hospital in Hardeeville, South Carolina. The hospital is located 27 miles from our Hilton Head Regional Medical Center. We intend to operate Coastal Carolina as a full service community hospital and will seek to enhance services to meet the community’s needs, in coordination with our nearby Hilton Head facility. In addition, we are planning to open two new 100-bed acute care hospitals in the next several years — one in El Paso, Texas and one in Fort Mill, South Carolina. Construction has begun on the El Paso hospital, which is targeted to open in May 2008. Our application for a certificate of need to build the Fort Mill hospital was approved in May 2006. The approval is subject to appeal by the other applicants, and we expect the appeal process to take up to two years or longer. Once construction begins, the hospital is expected to take up to an additional two years to complete. We also received approval for a 140-bed replacement hospital for East Cooper Medical Center in Mt. Pleasant, South Carolina. That replacement hospital is expected to open in early 2010.

                Going forward, we will focus our financial and management resources on the 56 general hospitals and related operations that will remain after all proposed divestitures are finalized and the construction of our new hospitals in El Paso and Fort Mill is completed. Our general hospitals in continuing operations generated in excess of 97% of our net operating revenues for all periods presented in our Consolidated Financial Statements. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: (1) the business environment and demographics of local communities; (2) the number of uninsured and underinsured individuals in local communities treated at our hospitals; (3) seasonal cycles of illness; (4) climate and weather conditions; (5) physician recruitment, retention and attrition; (6) advances in technology and treatments that reduce length of stay; (7) local health care competitors; (8) managed care contract negotiations or terminations; (9) any unfavorable publicity about us, which impacts our relationships with physicians and patients; and (10) the timing of elective procedures.

                Each of our general hospitals offers acute care services, operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories and pharmacies; in addition, most offer intensive care, critical care and/or coronary care units, physical therapy, and orthopedic, oncology and outpatient services. A number of the hospitals also offer tertiary care services such as open-heart surgery, neonatal intensive care and neuroscience. Four of our hospitals—USC University Hospital, Saint Louis University Hospital, Hahnemann University Hospital and St. Christopher’s Hospital for Children—offer quaternary care in areas such as heart, lung, liver and kidney transplants. USC University Hospital, Sierra Medical Center and Good Samaritan Hospital also offer gamma-knife brain surgery; USC University Hospital and Saint Louis University Hospital offer cyberknife surgery for tumors and lesions in the brain, lung, neck and spine that may have been previously considered inoperable or inaccessible by radiation therapy; and St. Christopher’s Hospital for Children, Saint Louis University Hospital, Hahnemann University Hospital and USC Kenneth Norris Jr. Cancer Hospital, our facility specializing in cancer treatment on the campus of USC University Hospital, offer bone marrow transplants. In addition, our hospitals will continue their efforts to deliver and develop those outpatient services that can be provided on a quality, cost-effective basis and that we believe will meet the needs of the communities served by the facilities.

                With the exception of the 25-bed Sylvan Grove Hospital located in Georgia, which is designated by the Centers for Medicare and Medicaid Services (“CMS”) as a critical access hospital and which has not sought to be accredited, each of our facilities that is eligible for accreditation is accredited by the Joint Commission (formerly, the Joint Commission on Accreditation of Healthcare Organizations), the Commission on Accreditation of Rehabilitation Facilities (in the case of our rehabilitation hospital), the American Osteopathic Association (in the case of one hospital) or another appropriate accreditation agency. With such accreditation, our hospitals are deemed to meet the Medicare Conditions of Participation and are, therefore, eligible to participate in government-sponsored provider programs, such as the Medicare and Medicaid programs. The critical access hospital that is not accredited also participates in the Medicare program by otherwise meeting the Medicare Conditions of Participation.

                The following table lists, by state, the general hospitals owned or leased and operated by our subsidiaries as of December 31, 2007:

Hospital	Location	Licensed Beds	Status
Alabama
Brookwood Medical Center	Birmingham	586	Owned

California
Community Hospital of Los Gatos(1)(2)	Los Gatos	143	Leased
Desert Regional Medical Center(3)	Palm Springs	367	Leased
Doctors Hospital of Manteca	Manteca	73	Owned
Doctors Medical Center	Modesto	465	Owned
Encino-Tarzana Regional Medical Center*	Encino	151	Owned
Encino-Tarzana Regional Medical Center*(2)(4)	Tarzana	245	Leased
Fountain Valley Regional Hospital and Medical Center	Fountain Valley	400	Owned
Garden Grove Hospital and Medical Center	Garden Grove	167	Owned
Irvine Regional Hospital and Medical Center(2)(4)	Irvine	176	Leased
John F. Kennedy Memorial Hospital	Indio	145	Owned
Lakewood Regional Medical Center	Lakewood	172	Owned
Los Alamitos Medical Center	Los Alamitos	167	Owned
Placentia-Linda Hospital	Placentia	114	Owned
San Dimas Community Hospital	San Dimas	64	Owned
San Ramon Regional Medical Center	San Ramon	123	Owned
Sierra Vista Regional Medical Center	San Luis Obispo	165	Owned
Twin Cities Community Hospital	Templeton	114	Owned
USC University Hospital(2)(5)	Los Angeles	471	Leased

Florida
Coral Gables Hospital	Coral Gables	256	Owned
Delray Medical Center	Delray Beach	493	Owned
Florida Medical Center	Fort Lauderdale	459	Owned
Good Samaritan Medical Center	West Palm Beach	333	Owned
Hialeah Hospital	Hialeah	378	Owned
North Ridge Medical Center(6)	Fort Lauderdale	332	Owned
North Shore Medical Center	Miami	357	Owned
Palm Beach Gardens Medical Center(2)(4)	Palm Beach Gardens	199	Leased
Palmetto General Hospital	Hialeah	360	Owned
Saint Mary’s Medical Center	West Palm Beach	463	Owned
West Boca Medical Center	Boca Raton	185	Owned

Georgia
Atlanta Medical Center	Atlanta	460	Owned
North Fulton Regional Hospital(2)(4)	Roswell	167	Leased
South Fulton Medical Center	East Point	338	Owned
Spalding Regional Hospital	Griffin	160	Owned
Sylvan Grove Hospital(7)	Jackson	25	Leased

Louisiana
NorthShore Regional Medical Center(1)(2)	Slidell	165	Leased

Hospital	Location	Licensed Beds	Status
Missouri
Des Peres Hospital	St. Louis	167	Owned
Saint Louis University Hospital	St. Louis	356	Owned

Nebraska
Creighton University Medical Center(8)	Omaha	334	Owned

North Carolina
Central Carolina Hospital	Sanford	137	Owned
Frye Regional Medical Center(2)(4)	Hickory	355	Leased

Pennsylvania
Hahnemann University Hospital	Philadelphia	541	Owned
St. Christopher’s Hospital for Children	Philadelphia	170	Owned

South Carolina
Coastal Carolina Medical Center	Hardeeville	41	Owned
East Cooper Regional Medical Center	Mt. Pleasant	100	Owned
Hilton Head Medical Center and Clinics	Hilton Head	93	Owned
Piedmont Medical Center	Rock Hill	288	Owned

Tennessee
Saint Francis Hospital	Memphis	519	Owned
Saint Francis Hospital—Bartlett	Bartlett	100	Owned

Texas
Centennial Medical Center	Frisco	118	Owned
Cypress Fairbanks Medical Center	Houston	180	Owned
Doctors Hospital	Dallas	232	Owned
Houston Northwest Medical Center	Houston	508	Owned
Lake Pointe Medical Center(9)	Rowlett	112	Owned
Nacogdoches Medical Center	Nacogdoches	150	Owned
Park Plaza Hospital	Houston	446	Owned
Providence Memorial Hospital	El Paso	508	Owned
Sierra Medical Center	El Paso	351	Owned

*                       We continue to work toward divesting these facilities as part of previously announced restructuring plans, and discussions and negotiations with potential buyers are ongoing.

(1)               Facility and land leased from a partnership in which a Tenet subsidiary owns a 23% interest. The current lease term for Community Hospital of Los Gatos expires in May 2009, but may be renewed through May 2039, and the current lease term for NorthShore Regional Medical Center expires in May 2010, but may be renewed through May 2040, in each case subject to certain conditions contained in the respective leases.

(2)               Currently the subject of a lease dispute. Please see Item 3, Legal Proceedings, for additional information.

(3)               Lease expires in 2027.

(4)               The current lease terms for the Tarzana campus of Encino-Tarzana Regional Medical Center, Palm Beach Gardens Medical Center, North Fulton Regional Hospital and Frye Regional Medical Center expire in February 2009, but may be renewed through at least February 2039; and the current lease term for Irvine Regional Hospital and Medical Center expires in February 2009, but may be renewed through February 2019, in each case subject to certain conditions contained in the respective leases.

(5)               Facility owned by us on land leased from a third party. The current lease term expires in June 2013, but may be renewed through June 2063 subject to certain conditions contained in the lease. Number of licensed beds includes USC Kenneth Norris Jr. Cancer Hospital, our 60-bed facility specializing in cancer treatment on the campus of USC University Hospital.

(6)               We signed a definitive agreement in February 2008 to sell this facility and expect to complete the sale in the second quarter of 2008.

(7)               Designated by CMS as a critical access hospital and, therefore, although not being divested, this facility is not counted among the 56 general hospitals that will remain after all proposed divestitures are finalized and the construction of new hospitals in El Paso, Texas and Fort Mill, South Carolina is completed. The current lease term for this facility expires in December 2011, but may be renewed through December 2046 subject to certain conditions contained in the lease.

(8)               Owned by a limited liability company in which a Tenet subsidiary owns a 74% interest and is the managing member.

(9)               As of January 1, 2008, this facility is being operated by a limited liability company in which a Tenet subsidiary owns a 94.6% interest and is the managing member.

                As of December 31, 2007, the largest concentrations of licensed beds in our general hospitals were in Florida (25.0%), California (24.4%) and Texas (17.1%). Strong concentrations of hospital beds within market areas help us contract more successfully with managed care payers, reduce management, marketing and other expenses, and more efficiently utilize resources. However, such concentrations increase the risk that, should any adverse economic, regulatory, environmental or other developments occur in these areas, our business, financial condition, results of operations or cash flows could be materially adversely affected. We currently anticipate that none of our hospitals will comprise more than 5% of our consolidated net operating revenues or 15% of our total assets, excluding goodwill and intercompany receivables, during 2008.

                The following table shows certain information about the hospitals operated by our subsidiaries at December 31, 2007, 2006 and 2005.

	December 31,
	2007	2006	2005
Total number of facilities(1)	58	66	73
Total number of licensed beds(2)	15,244	16,310	18,259

(1)               Includes all general hospitals and critical access facilities, as well as three facilities at December 31, 2007, 10 facilities at December 31, 2006 and 17 facilities at December 31, 2005, respectively, that are classified as discontinued operations for financial reporting purposes as of December 31, 2007.

(2)               Information regarding utilization of licensed beds and other operating statistics can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PROPERTIES

                Description of Real Property. Our corporate headquarters are located in Dallas, Texas and, at December 31, 2007, our other administrative offices were located in Los Angeles and Santa Ana, California; Ft. Lauderdale, Florida; Atlanta, Georgia; St. Louis, Missouri; and Philadelphia, Pennsylvania. One of our subsidiaries leases the space for our Dallas office under an operating lease agreement that expires in December 2009, subject to our ability to hold-over under the lease agreement until December 2010. Other subsidiaries lease the space for our offices in Los Angeles, Santa Ana, Ft. Lauderdale, Atlanta, St. Louis and Philadelphia under operating lease agreements.

                Our subsidiaries also owned or leased and operated 85 medical office buildings at December 31, 2007; most of these buildings are adjacent to our general hospitals. The locations of our hospitals and the number of licensed beds at each hospital at December 31, 2007 are set forth in the table beginning on page 3. We believe that all of our properties, including the administrative and medical office buildings described above, are suitable for their intended purposes.

                Obligations Relating to Real Property. As of December 31, 2007, we had approximately $9 million of outstanding loans secured by property and equipment, and we had approximately $2 million of capital lease obligations. In addition, from time to time, we lease real property to third-party developers for the construction of medical office buildings. Under our current practice, the financing necessary to construct the medical office buildings encumbers only the leasehold and not our fee interest in the real estate. In years past, however, we have at times subordinated our fee interest and allowed our property to be pledged as collateral for third-party loans. We have no contractual obligation to make payments on these third-party loans, but our property could be subject to loss in the case of default by the lessee.

                Regulations Affecting Real Property. We are subject to a number of laws and regulations affecting our use of, and purchase and sale of, real property. Among these are California’s seismic standards, the Americans with Disabilities Act (“ADA”), and various environmental laws and regulations.

                The State of California has established standards intended to ensure that all hospitals in the state withstand earthquakes and other seismic activity without collapsing or posing the threat of significant loss of life. At this time, we are required to meet these standards by December 31, 2012, subject to a two-year extension for hospital projects that are underway in advance of that date. However, in November 2007, the California Building Standards Commission adopted regulations permitting the use of a new computerized evaluation tool for determining how at risk hospital buildings are of collapse in an earthquake, and this new tool is expected to result in fewer hospitals requiring retrofitting by the 2012 deadline. We are in the process of providing the information required for evaluating all our hospitals in California. We currently estimate spending a total of approximately $405 million to comply with the requirements under California’s seismic regulations. This amount has not been adjusted for inflation as there is currently a shortage of supplies, and there is expected to be a limited number of architects, engineers and contractors available to design and perform this work, both of which are causing a high inflation rate at this time. It is possible that our estimate could be reduced once we receive the evaluation of our hospitals using the new evaluation tool. In addition to safety standards, over time, hospitals must also meet performance standards meant to ensure that they are generally capable of providing medical services to the public after an earthquake or other disaster. Ultimately, all general acute care hospitals in California must meet seismic performance standards by 2030 to remain open. To date, we have conducted engineering studies and developed compliance plans for all of our California facilities in continuing operations. At this time, all of our general acute care hospitals in California are in compliance with all current seismic requirements.

                The Americans with Disabilities Act generally requires that public accommodations, including hospitals and other health care facilities, be made accessible to disabled persons. Our facilities are subject to a negotiated consent decree involving disability access. In accordance with the terms of the consent decree, our facilities have agreed to implement disability access improvements, but have not admitted that they have engaged in any wrongful action or inaction. In the year ended December 31, 2007, we spent approximately $5 million on corrective work at our facilities, and we currently anticipate spending an additional $143 million over the next four years. Noncompliance with the requirements of the ADA or similar state laws could result in the imposition of fines against us by federal and state governments or the award of damages from us to individual plaintiffs. In addition, noncompliance with court orders and consent decrees requiring disability access improvements could result in contempt proceedings and the imposition of criminal penalties.

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

MEDICAL STAFF AND EMPLOYEES

                General. Our hospitals are staffed by licensed physicians who have been admitted to the medical staffs of individual hospitals. Under state laws and other licensing standards, hospital medical staffs are generally self-governing organizations subject to ultimate oversight by the hospital’s local governing board. Members of the medical staffs of our hospitals also often serve on the medical staffs of hospitals not owned by us. Members of our medical staffs are free to terminate their affiliation with our hospitals or admit their patients to competing hospitals at any time. Although we operate some physician practices and, where permitted by law, employ some physicians, the overwhelming majority of the physicians who practice at our hospitals are not our employees. Nurses, therapists, lab technicians, facility maintenance workers and the administrative staffs of hospitals, however, normally are our employees. We are subject to federal minimum wage and hour laws and various state labor laws, and maintain a number of different employee benefit plans.

                Our operations depend on the efforts, abilities and experience of our employees and the physicians on the medical staffs of our hospitals, most of whom have no long-term contractual relationship with us. It is essential to our ongoing business that we attract and retain skilled employees and an appropriate number of quality physicians and other health care professionals in all specialties on our medical staffs. In some of our markets, physician recruitment and retention are affected by a shortage of physicians in certain sought-after specialties and the difficulties that physicians are experiencing in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance. In addition, we believe physician attrition in our medical staffs is one of the reasons for our recent volume declines. However, we are taking a number of steps to address the problem of volume decline, one of which is centered on building stronger relationships with the physicians who admit patients both to our hospitals and to our competitors’ hospitals.

                Although we will continue our efforts to successfully attract and retain key employees, qualified physicians and other health care professionals, the loss of some or all of our key employees or the inability to attract or retain sufficient numbers of qualified physicians and other health care professionals could have a material adverse effect on our business, financial condition, results of operations or cash flows.

                At December 31, 2007, the approximate number of our employees (of which approximately 27% were part-time employees) was as follows:

General hospitals and related health care facilities(1)	62,584
Administrative offices	680
Total	63,264

(1)               Includes employees whose employment related to the operations of our general hospitals, cancer hospital, critical access facility, rehabilitation hospital, long-term acute care hospital, skilled nursing facility, outpatient surgery centers, diagnostic imaging centers, occupational and rural health care clinics, physician practices, in-house collection agency and other health care operations.

                The largest concentrations of our employees (excluding those in our administrative offices) are in those states where we have the largest concentrations of licensed hospital beds:

	% of employees	% of licensed beds
California	27.5%	24.4%
Florida	17.8%	25.0%
Texas	14.4%	17.1%

                Union Activity and Labor Relations. At December 31, 2007, approximately 22% of the employees at our hospitals and related health care facilities were represented by labor unions. Labor relations at our facilities generally have been satisfactory. We, and the hospital industry in general, are continuing to see an increase in the amount of union activity across the country. As union activity increases at our hospitals, our salaries, wages and benefits expense may increase more rapidly than our net operating revenues.

                In November 2007, we entered into new collective bargaining agreements with the Service Employees International Union (“SEIU”) to replace expired collective bargaining agreements at 14 hospitals in California and two hospitals in Florida. We also entered into a collective bargaining agreement with the SEIU at Coral Gables Hospital in Florida after certain employees, including registered nurses, voted in favor of union representation at that facility in March 2007. The agreements, which were reached after months of negotiations between the parties, set stable and competitive wage increases within our budgeted expectations through March 2011 in the case of our California hospitals and through various dates in 2010 for our Florida facilities. In addition, the agreements include improvements in employee work rules, create an education and training fund for employees, and contain terms that provide for greater predictability with respect to union organization efforts.

                In August 2007, we entered into successor, four-year collective bargaining agreements with the California Nurses Association (“CNA”) that cover nurses at nine hospitals in California. These agreements provide for wage increases within our budgeted expectations.

                We have also entered into separate “peace accords” with both the SEIU and the CNA that provide each union with limited access to attempt to organize our employees. The peace accord with the SEIU expires in December 2011, and the peace accord with the CNA expires in December 2010. Such agreements are becoming more common as employers attempt to balance the disruption caused by traditional union organizing with the rights of employees to determine for themselves whether to seek union representation.

                In March 2007, we reached an agreement with the United Nurses Associations of California on a new labor contract for nurses represented at four hospitals in California. The agreement includes improvements in employee wages within our budgeted expectations, work rules and benefits, and was reached after several months of negotiations and good-faith bargaining on the part of both parties.

                We do not anticipate that any of the union and labor agreements we reached in 2007 will have a material adverse effect on our results of operations.

                Nursing Shortage and Mandatory Nurse-Staffing Ratios. Factors that adversely affect our labor costs include the nationwide shortage of nurses and the enactment of state laws regarding nurse-staffing ratios. The national nursing shortage continues and remains more serious in key specialties and in certain geographic areas than others, including several areas in which we operate hospitals. The nursing shortage has been a significant operating issue to health care providers, including us, and has resulted in increased labor costs for nursing personnel. In addition, state-mandated nurse-staffing ratios in California affect not only our labor costs, but, if we are unable to hire the necessary number of nurses to meet the required ratios, they may also cause us to limit patient admissions with a corresponding adverse effect on our net operating revenues. The vast majority of hospitals in California, including our hospitals, are not at all times meeting the state-mandated nurse-staffing ratios; however, we have continued to improve our compliance and strive to make further improvements in 2008. Nurse-staffing ratio legislation has been proposed, but not yet enacted, in other states in which we operate hospitals, including Pennsylvania and Texas.

                We cannot predict the degree to which we will be affected by the future availability or cost of nursing personnel, but we expect to continue to experience significant salary, wage and benefit pressures created by the nursing shortage throughout the country and state-mandated nurse-staffing ratios, particularly in California. In response to these trends, we have enhanced salaries, wages and benefits to recruit and retain nurses. In addition, we have been and may continue to be required to increase our use of temporary personnel, which is typically more expensive than hiring full-time or part-time employees. Significant efforts are being invested in workforce development with local schools of nursing and in recruitment of new graduates and experienced nurses.

COMPETITION

                In general, competition among health care providers occurs primarily at the local level. A hospital’s position within the geographic area in which it operates is affected by a number of competitive factors, including, but not limited to (1) the scope, breadth and quality of services a hospital offers to its patients and physicians, (2) the number, quality and specialties of the physicians who admit and refer patients to the hospital, (3) nurses and other health care professionals employed by the hospital or on the hospital’s staff, (4) the hospital’s reputation, (5) its managed care contracting relationships, (6) its location, (7) the location and number of competitive facilities and other health care alternatives, (8) the physical condition of its buildings and improvements, (9) the quality, age and state-of-the-art of its medical equipment, (10) its parking or proximity to public transportation, (11) the length of time it has been a part of the community, and (12) the charges for its services. In addition, tax-exempt competitors may have certain financial advantages not available to our facilities, such as endowments, charitable contributions, tax-exempt financing, and exemptions from sales, property and income taxes. In certain states, including California, some not-for-profit hospitals are permitted by law to directly employ physicians while for-profit hospitals are prohibited from doing so. We also face increasing competition from physician-owned specialty hospitals and freestanding diagnostic and imaging centers for market share in high margin services and for quality physicians and personnel.

                Overall, our general hospitals and other health care businesses operate in highly competitive environments, and we believe recent declines in our patient volumes can be attributed, in part, to increased competition for physicians and patients. We are taking a number of steps to address competition and increase patient volume. Broadly speaking, we attract physicians by striving to equip our hospitals with technologically advanced equipment and quality physical plant, properly maintaining the equipment and physical plant, providing high-quality care to our patients and otherwise creating an environment within which physicians prefer to practice. One of our specific initiatives is our Physician Relationship Program, which is centered around understanding the needs of physicians who admit patients both to our hospitals and to our competitors’ hospitals and responding to those needs with changes and improvements in our hospitals and operations. With our Targeted Growth Initiative, we have been completing clinical service line market demand analyses and profitability assessments to determine which services are highly valued, so that we can focus more resources on those services and market them to improve our results of operations.

                Our Commitment to Quality initiative, which we launched in 2003, is further helping position us to competitively meet the volume challenge. We continue to work with physicians to implement the most current evidence-based techniques to improve the way we provide care. As a result of these efforts, our hospitals have improved substantially in quality metrics reported by the government and have been recognized by several managed care companies for their quality of care. Further, each hospital has a local governing board, consisting primarily of community members and physicians that develop short-term and long-term plans for the hospital to foster a desirable medical environment for physicians. Each local governing board also reviews and approves, as appropriate, actions of the medical staff, including staff appointments, credentialing, peer review and quality assurance. While physicians may terminate their association with our hospitals at any time, we believe that by striving to maintain and improve the quality of care at our hospitals and by maintaining ethical and professional standards, we will attract and retain qualified physicians with a variety of specialties.

HEALTH CARE REGULATION AND LICENSING

CERTAIN BACKGROUND INFORMATION

                Health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. Changes in the Medicare and Medicaid programs and other government health care programs, hospital cost-containment initiatives by public and private payers, proposals to limit payments and health care spending, and industry-wide competitive factors greatly impact the health care industry. The industry is also subject to extensive federal, state and local regulation relating to licensure, conduct of operations, ownership of facilities, physician relationships, addition of facilities and services, and reimbursement rates for services. The laws, rules and regulations governing the health care industry are extremely complex, and, in certain areas, the industry has little or no regulatory or judicial interpretation for guidance. Although we have extensive policies and procedures in place to facilitate compliance in all material respects with such laws, rules and regulations, if a determination is made that we were in material violation of such laws, rules or regulations, our business, financial condition, results of operations or cash flows could be materially adversely affected. In addition, we are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations (discussed beginning on page 32). Further changes in the regulatory framework affecting health care providers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

                Both federal and state government agencies continue heightened and coordinated civil and criminal enforcement efforts against the health care industry. Under the authority of the Inspector General Act of 1978, the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services (“HHS”) on an annual basis conducts a comprehensive work-planning process to identify the areas most worthy of attention in the coming year. The OIG’s ongoing and planned work includes examining the integrity of Medicare and Medicaid payments and the quality of care in long-term care settings. Several initiatives in the OIG’s fiscal year 2008 Work Plan pertain to hospital payments, as well as CMS’ policies and procedures regarding the Joint Commission hospital accreditation process. An online version of the 2008 Work Plan is available at http://oig.hhs.gov/publications.html. We believe that we, and the health care industry in general, will continue to be subject to increased government scrutiny and investigations such as these, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

                Another trend impacting health care providers, including us, is the increasing amount of qui tam recoveries obtained under the federal False Claims Act. Qui tam or “whistleblower” actions can also be filed under certain state false claims laws if the fraud involves Medicaid funds or money from state and local agencies. Federal and state false claims laws allow private individuals to bring actions on behalf of the government, alleging that a hospital or health care provider has defrauded a federal or state government program, such as Medicare or Medicaid. If the government intervenes in the action and prevails, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties for each false claim submitted to the government. As part of the resolution of a qui tam case, the party filing the initial complaint may share in a portion of any settlement or judgment. If the government does not intervene in the action, the qui tam plaintiff may continue to pursue the action independently. Although companies in the health care industry in general, and us in particular, have been and may continue to be subject to qui tam actions, we are unable to predict the future impact of such actions on our business, financial condition, results of operations or cash flows.

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

                In accordance with our compliance program and our Corporate Integrity Agreement with the federal government, which are described in detail under “—Compliance Program” below, we have in place policies and procedures concerning compliance with the Anti-kickback Statute and the Stark law, among others. In addition, our compliance, law and audit services departments systematically review a substantial number of our arrangements with referral sources to determine the extent to which they comply with the Anti-kickback Statute, the Stark law and similar state statutes.

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

                All covered entities, including those we operate, were required to comply with the privacy requirements of HIPAA by April 14, 2003 and the security requirements of HIPAA by April 20, 2005. We are in material compliance with the privacy and security regulations, and we will continue to update training and procedures to address any compliance issues that develop. Further, all covered entities, including those we operate have been assigned unique 10-digit numeric identifiers and otherwise currently comply with the National Provider Identifier requirements of HIPAA.

                We have developed a comprehensive set of policies and procedures in our efforts to comply with HIPAA, under the guidance of our compliance department. Hospital compliance officers and information security officers are responsible for implementing and monitoring compliance with our HIPAA privacy and security policies and procedures at our hospitals. We have also created an internal web-based HIPAA training program, which is mandatory for all employees. Based on existing and currently proposed regulations, we believe that the cost of our compliance with HIPAA will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

HEALTH CARE FACILITY LICENSING REQUIREMENTS

                In order to maintain their operating licenses, health care facilities must comply with strict governmental standards concerning medical care, equipment and cleanliness. Various licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. Our health care facilities hold all required governmental approvals, licenses and permits material to the operation of their business.

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

                Medical and surgical services and practices are extensively supervised by committees of staff doctors at each of our health care facilities, are overseen by each facility’s local governing board, the members of which primarily are community members and physicians, and are reviewed by our clinical quality personnel. The local hospital governing board also helps maintain standards for quality care, develop short-term and long-range plans, and establish, review and enforce practices and procedures, as well as approves the credentials and disciplining of medical staff members.

CERTIFICATE OF NEED REQUIREMENTS

                Some states require state approval for construction, expansion and closure of health care facilities, including findings of need for additional or expanded health care facilities or services. Certificates of need, which are issued by governmental agencies with jurisdiction over health care facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and certain other matters. As of December 31, 2007, we operated hospitals in eight states that require a form of state approval under certificate of need programs applicable to those hospitals. We are unable to predict whether we will be required or able to obtain any additional certificates of need in any jurisdiction where such certificates of need are required, or if any jurisdiction will eliminate or alter its certificate of need requirements in a manner that will increase competition and, thereby, affect our competitive position.

ENVIRONMENTAL REGULATIONS

                Our health care operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our operations also are subject to compliance with various other environmental laws, rules and regulations. We believe it is unlikely that the cost of such compliance will have a material effect on our future capital expenditures, results of operations or cash flows.

COMPLIANCE PROGRAM

                General. We maintain a multi-faceted corporate and hospital-based compliance program that is designed to assist our corporate and hospital staff to meet or exceed applicable standards established by federal and state laws and regulations and industry practice. We established our compliance department in 2003 to carry out compliance-related functions previously carried out by our law department. To ensure the independence of the compliance department, the following measures were implemented:

•                    the compliance department has its own operating budget;

•                    the compliance department has the authority to hire outside counsel, to access any Tenet document and to interview any of our personnel; and

•                    the chief compliance officer reports directly to the quality, compliance and ethics committee of our board of directors.

                In January 2004, our board of directors approved a compliance program charter that furthered our goal of fostering and maintaining the highest ethical standards, and valuing our compliance with all state and federal laws and regulations as a foundation of our corporate philosophy. The primary focus of the program is compliance with the requirements of the Medicare and Medicaid programs and other government healthcare programs. Pursuant to the terms of the compliance program charter, the compliance department is responsible for the following activities: (1) drafting company policies and procedures related to compliance issues; (2) developing and providing compliance-related education and training to all of our employees and, as appropriate, directors, contractors, agents and staff physicians; (3) monitoring, responding to and resolving all compliance-related issues; (4) ensuring that we take appropriate corrective and disciplinary action when noncompliant or improper conduct is identified; and (5) measuring compliance with our policies and legal and regulatory requirements related to health care operations.

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

                Corporate Integrity Agreement. In June 2006, we entered into a broad civil settlement agreement with the U.S. Department of Justice and other federal agencies that concluded several previously disclosed governmental investigations, including inquiries into our receipt of certain Medicare outlier payments before 2003, physician financial arrangements and Medicare coding issues. In accordance with the terms of the settlement, we entered into a five-year corporate integrity agreement (“CIA”) in September 2006 with the OIG. The CIA establishes annual training requirements and compliance reviews by independent organizations in specific areas. In particular, the CIA requires, among other things, that we:

•                    maintain our existing company-wide quality initiatives in the areas of evidence-based medicine, standards of clinical excellence and quality measurements;

•                    maintain our existing company-wide compliance program and code of conduct;

•                    formalize in writing our policies and procedures in the areas of billing and reimbursement, compliance with the Anti-kickback Statute and the Stark law, and clinical quality, almost all of which were already in place when we entered into the CIA and the remainder of which were put into place by January 2007;

•                    provide a variety of general and specialized compliance training to our employees, contractors and physicians we employ or who serve as medical directors and/or serve on our hospitals’ governing boards; and

•                    engage independent outside entities to provide reviews of compliance and effectiveness in five areas — Medicare outlier payments, diagnosis-related group claims, unallowable costs, physician financial arrangements and clinical quality systems.

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

                All of our employees, including our chief executive officer, chief financial officer and principal accounting officer, are required to abide by our Standards of Conduct to ensure that our business is conducted in a consistently legal and ethical manner. The members of our board of directors and many of our contractors are also required to abide by our Standards of Conduct. The standards reflect our basic values and form the foundation of a comprehensive process that includes compliance with all corporate policies, procedures and practices. Our standards cover such areas as quality patient care, compliance with all applicable laws and regulations, appropriate use of our assets, protection of patient information and avoidance of conflicts of interest.

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

                The full text of our Standards of Conduct, and a number of our ethics and compliance policies and procedures, are published on our website, at www.tenethealth.com, under the “Compliance & Ethics” caption in the “Our Company” section. A copy of our Standards of Conduct is also available upon written request to our corporate secretary.

PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

                Property Insurance. We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis. Under the policies in effect for the period April 1, 2007 through March 31, 2008, we have coverage totaling $600 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million each for floods and earthquakes and a per-occurrence sub-limit of $100 million for windstorms with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and windstorms, the total $600 million limit of coverage per occurrence applies. Deductibles are 5% of insured values for floods, California earthquakes and wind-related claims, 2% of insured values for New Madrid fault earthquakes, and $1 million for fires and other perils.

                For the policy period April 1, 2006 through March 31, 2007, we have coverage totaling $600 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million each for windstorms, floods and earthquakes. With respect to fires and other perils, excluding windstorms, floods and earthquakes, the total $600 million limit of coverage per occurrence applies. Deductibles are 5% of insured values for wind-related claims, floods and California earthquakes, 2% of insured values for New Madrid fault earthquakes, and $1 million for fires and other perils.

                Professional and General Liability Insurance. As is typical in the health care industry, we are subject to claims and lawsuits in the ordinary course of business. The health care industry has seen significant increases in the cost of professional liability insurance due to increased litigation. In response, we formed captive insurance companies to self-insure a substantial portion of our professional and general liability risk. Claims in excess of our self-insurance retentions are insured with commercial insurance companies.

                We generally have self-insurance retentions of $15 million per occurrence for each of the policy periods June 1, 2007 through May 31, 2008 and June 1, 2006 through May 31, 2007. As of January 1, 2008, our hospitals generally have a self-insured retention of $5 million per occurrence, with The Healthcare Insurance Corporation, our captive insurance company, retaining the next $10 million per occurrence. Prior to January 1, 2008, our hospitals generally had a self-insurance retention per occurrence of $2 million for losses incurred during the policy period, and The Healthcare Insurance Corporation had a self-insured retention of $13 million per occurrence above our hospitals’ $2 million self-insurance retention level. Retentions may be lower for hospitals in states with patient compensation funds. In each case, the next $10 million of claims in excess of $15 million are 100% reinsured by The Healthcare Insurance Corporation with independent reinsurance companies. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies from major independent insurance companies, on a claims-made basis, subject to an aggregate limit of $275 million. Any losses not covered by or in excess of the amounts maintained under insurance policies will be funded from our working capital.

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

                EXECUTIVE OFFICERS

                The names, positions and ages of our executive officers, as of February 15, 2008, are:

	Position	Age
Trevor Fetter	President and Chief Executive Officer	48
Stephen L. Newman, M.D.	Chief Operating Officer	57
Biggs C. Porter	Chief Financial Officer	54
E. Peter Urbanowicz	General Counsel and Secretary	44
Cathy Fraser	Senior Vice President, Human Resources	43

                Mr. Fetter was named Tenet’s president effective November 7, 2002 and was appointed chief executive officer and a director in September 2003. From March 2000 to November 2002, Mr. Fetter was chairman and chief executive officer of Broadlane, Inc., an affiliate of Tenet. He continues to serve on Broadlane’s board of directors. From October 1995 to February 2000, he served in several senior management positions at Tenet, including chief financial officer in the office of the president. Mr. Fetter began his career with Merrill Lynch Capital Markets, where he concentrated on corporate finance and advisory services for the entertainment and health care industries. In 1988, he joined Metro-Goldwyn-Mayer, Inc., where he had a broad range of corporate and operating responsibilities, rising to executive vice president and chief financial officer. Mr. Fetter holds an M.B.A. from Harvard Business School and a bachelor’s degree in economics from Stanford University. Mr. Fetter is a member of the board of directors of The Hartford Financial Services Group, Inc. and the Federation of American Hospitals.

                Dr. Newman was appointed chief operating officer effective January 1, 2007. From March 2003 through December 2006, he served as chief executive officer of our California region. He joined Tenet in February 1999 as vice president, operations, of our former three-state Gulf States region and, in June 2000, he was promoted to senior vice president, operations, of that region. From April 1997 until he came to Tenet, Dr. Newman served in various executive positions at Columbia/HCA Inc., most recently as president of that company’s three-hospital Louisville Healthcare Network. From August 1990 to March 1997, he was senior vice president and chief medical officer of Touro Infirmary in New Orleans. Prior to 1990, Dr. Newman was both associate professor of pediatrics and medicine at Wright State University School of Medicine in Dayton, Ohio, and director of gastroenterology and nutrition support at Children’s Medical Center, also in Dayton. Dr. Newman holds a medical degree from the University of Tennessee, an M.B.A. from Tulane University and a bachelor’s degree from Rutgers University. He completed his internship, residency and fellowship at Emory University School of Medicine. He also completed the Advanced Management Program at the University of Pennsylvania’s Wharton School of Business. Dr. Newman is a member of the board of directors of the Federation of American Hospitals.

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

                Ms. Fraser joined Tenet as senior vice president, human resources, in September 2006. From June 2000 to September 2006, she served as a management consultant with McKinsey & Co. Inc., the international consulting firm. In that role, Ms. Fraser counseled senior executives at a number of large companies on organizational design, talent management and retention strategies, recruiting and related human resources topics. Prior to her work with McKinsey, Ms. Fraser served as a vice president of Sabre Holdings Inc., a major provider of travel product distribution and technology solutions for the travel industry, from 1994 to 2000. She has also worked for American Airlines and General Motors Acceptance Corp. Ms. Fraser holds an M.B.A. from the University of Michigan, and a bachelor’s degree in business administration from the University of Washington in Seattle. She is a board member of Workforce Solutions of Greater Dallas, the Tenet Federal Credit Union, the Tenet Foundation and the JKU Foundation, a family non-profit foundation.

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

•                    The ultimate resolution of claims, lawsuits and investigations;

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

We currently have thousands of managed care contracts with various health maintenance organizations and preferred provider organizations. The amount of our managed care net patient revenue from our continuing general hospitals during the year ended December 31, 2007 was $4.6 billion, which represented approximately 53.9% of our total net patient revenues from continuing general hospitals. Approximately 58% of our managed care net patient revenues for the year ended December 31, 2007 was derived from our top ten managed care payers. At December 31, 2007, approximately 51% of our net accounts receivable related to continuing operations were due from managed care payers.

It would harm our business if we were unable to enter into managed care provider arrangements on acceptable terms. Any material reductions in the payments that we receive for our services, coupled with any difficulties in collecting receivables from managed care payers, could have a material adverse effect on our financial condition, results of operations or cash flows.

Changes in the Medicare and Medicaid programs or other government health care programs could have an adverse effect on our business.

For the year ended December 31, 2007, approximately 25.8% of our net patient revenues from our continuing general hospitals were received from the Medicare program, and approximately 8.4% of our net patient revenues from our continuing general hospitals were received from various state Medicaid programs, in each case excluding Medicare and Medicaid managed care programs. The Medicare and Medicaid programs are subject to: statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; requirements for utilization review; and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the cost of providing services to our patients and the timing of payments to our facilities. We are unable to predict the effect of future government health care funding policy changes on our operations. If the rates paid by governmental payers are reduced, if the scope of services covered by governmental payers is limited or if we, or one or more of our subsidiaries’ hospitals, are excluded from participation in the Medicare or Medicaid program or any other government health care program, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

Our business continues to be adversely affected by a high volume of uninsured and underinsured patients.

                Like other organizations in the health care industry, we continue to provide services to a high volume of uninsured patients and more patients than in prior years with an increased burden of co-payments and deductibles as a result of changes in their health care plans. The discounting components of our Compact with Uninsured Patients have reduced our provision for doubtful accounts recorded in our Consolidated Financial Statements, but they are not expected to mitigate the net economic effects of treating uninsured or underinsured patients. We continue to experience a high level of uncollectible accounts, and, unless our business mix shifts toward a greater number of insured patients or the trend of higher co-payments and deductibles reverses, we anticipate this high level of uncollectible accounts to continue.

                We operate in a highly competitive industry, and competition is one reason for our recent declines in patient volumes.

A number of factors affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities, including the influence of local health care competitors. Generally, other hospitals in the local communities we serve provide services similar to those offered by our hospitals. Some of the hospitals that compete with our hospitals are owned by government agencies or not-for-profit organizations. Tax-exempt competitors may have certain financial advantages not available to our facilities, such as endowments, charitable contributions, tax-exempt financing, and exemptions from sales, property and income taxes. In certain states, including California, some not-for-profit hospitals are permitted by law to directly employ physicians while for-profit hospitals are prohibited from doing so. We also face increasing competition from physician-owned specialty hospitals and freestanding surgery, diagnostic and imaging centers for market share in high margin services and for quality physicians and personnel. If competing health care providers are better able to attract more patients, recruit and retain physicians, expand services or obtain favorable managed care contracts at their facilities, we may continue to experience a decline in patient volume levels.

                Our business and financial condition could be harmed if we are not able to attract and retain employees, physicians and other health care professionals, and our labor costs continue to be adversely affected by union activity and the shortage of nurses.

                Our operations depend on the efforts, abilities and experience of our employees and the physicians on the medical staffs of our hospitals, most of whom have no long-term contractual relationship with us. It is essential to our ongoing business that we attract and retain skilled employees and an appropriate number of quality physicians and other health care professionals in all specialties on our medical staffs. In some of our markets, physician recruitment and retention are affected by a shortage of physicians in certain sought-after specialties and the difficulties that physicians are experiencing in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance. Other issues facing physicians, such as proposed decreases in Medicare payments, are forcing them to consider alternatives including relocating their practices or retiring sooner than expected. In some of our markets, we have not been able to attract physicians to our medical staffs at a rate to offset the physicians relocating or retiring. We believe this physician attrition is one of the reasons for our recent volume declines. If we are unable to attract new physicians or build stronger relationships with the physicians who admit patients both to our hospitals and to our competitors’ hospitals, we expect these volume declines to continue. In general, the loss of some or all of our key employees or the inability to attract or retain sufficient numbers of qualified physicians and other health care professionals could have a material adverse effect on our business, financial condition, results of operations or cash flows.

                Factors that adversely affect our labor costs include union activity, the nationwide shortage of nurses and the enactment of state laws regarding nurse-staffing ratios. At December 31, 2007, approximately 22% of the employees at our hospitals and related health care facilities were represented by labor unions, and we (and the hospital industry in general) are continuing to see an increase in the amount of union activity across the country. Further, the national nursing shortage continues and remains more serious in key specialties and in certain geographic areas than others, including several areas in which we operate hospitals. In addition, state-mandated nurse-staffing ratios in California affect not only our labor costs, but, if we are unable to hire the necessary number of nurses to meet the required ratios, they may also cause us to limit patient admissions with a corresponding adverse effect on our net operating revenues. In response to these trends, we have enhanced salaries, wages and benefits to recruit and retain nurses. We cannot predict the degree to which we will be affected by future union activity or the future availability or cost of nursing personnel, but we expect to continue to experience significant salary, wage and benefit pressures. In addition, we have been and may continue to be required to increase our use of temporary personnel, which is typically more expensive than hiring full-time or part-time employees.

                Our licensed hospital beds are heavily concentrated in certain market areas in Florida, California and Texas, which makes us sensitive to economic, regulatory, environmental and other developments in those areas.

                As of December 31, 2007, the largest concentrations of licensed beds in our general hospitals were in Florida (25.0%), California (24.4%) and Texas (17.1%). Such concentrations increase the risk that, should any adverse economic, regulatory, environmental or other developments occur in these areas, our business, financial condition, results of operations or cash flows could be materially adversely affected.

                Specifically, a natural disaster or other catastrophic event could affect us more significantly than other companies with less geographic concentration. In the recent past, hurricanes have had a disruptive effect on the operations of our hospitals in Florida and Texas, as well as in Louisiana, and the patient populations in those states. Our California operations could be adversely affected by a major earthquake or wildfires in that state. Moreover, we currently estimate spending a total of approximately $405 million (unadjusted for inflation) to comply with the requirements under California’s seismic regulations for hospitals.

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

                We reported losses from continuing operations for the years ended December 31, 2003 through 2007. These results of operations reflect the challenges we have faced in restructuring our business to focus on a smaller group of general hospitals. We have been executing a turnaround strategy designed to improve profitability and margins through initiatives to grow volumes, maintain adequate reimbursement levels and control costs. However, our turnaround timeframe has been impacted by industry trends such as bad debt levels and a company-specific volume challenge, which continue to negatively affect our revenue growth. If our turnaround strategy is not successful or the industry trends worsen, we may not be able to achieve or sustain future profitability.

                Trends affecting our actual or anticipated results may lead to charges that would adversely affect our results of operations.

                As a result of the various factors that affect our industry generally and our business specifically, we have been required to record charges in our results of operations. Based on future financial trends and the possible impact of negative trends on our future outlook, further impairments of long-lived assets and goodwill may occur, and we will incur additional restructuring charges. Future restructuring of our operating structure that changes our goodwill reporting units could also result in further impairments of our goodwill. Any such charges could adversely affect our results of operations.

                Our substantial leverage could have a material adverse effect on our operations.

                We are a highly leveraged company. As of December 31, 2007, we had approximately $4.8 billion of total long-term debt, as well as approximately $232 million in letters of credit outstanding under our senior secured revolving credit facility, which is collateralized by patient accounts receivable at our acute care and specialty hospitals. In addition, from time to time, we expect to engage in various capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time.

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

ITEM 3. LEGAL PROCEEDINGS

Currently pending material claims and legal proceedings that are not in the ordinary course of business are set forth below. Where specific amounts are sought in any pending legal proceeding, those amounts are disclosed. For all other matters, where a loss is reasonably possible and estimable, an estimate of the loss or a range of loss is provided. Where no estimate is provided, a loss is not reasonably possible or an amount of loss is not reasonably estimable at this time. New claims or inquiries may be initiated against us from time to time. We cannot predict the results of current or future claims and lawsuits. We recognize that, where appropriate, our interests may be best served by resolving certain matters without litigation. If non-litigated resolution is not appropriate or possible with respect to a particular matter, we will defend ourselves vigorously. The ultimate resolution of significant claims against us, individually or in the aggregate, whether as a result of litigation or settlement, could have a material adverse effect on our business (both in the near and long term), financial condition, results of operations or cash flows. We undertake no obligation to update the following disclosures for any new developments.

SHAREHOLDER DERIVATIVE ACTION AND SECURITIES MATTER

In re Tenet Healthcare Corporation Derivative Litigation, Case No. CV-03-0011-RSWL (U.S. District Court for the Central District of California)

                A consolidated shareholder derivative action is pending in federal district court in California against certain current and former members of our board of directors and former members of senior management. Plaintiffs purport to pursue the matter on behalf of Tenet and for our benefit. We are also named as a nominal defendant. We anticipate that this federal derivative litigation will be dismissed now that a California state appellate court has affirmed our 2006 settlement of the state shareholder derivative litigation, which released all of the claims asserted in this action. The federal court has stayed all proceedings in this case until our motion to dismiss is filed and resolved pursuant to the stipulation of the parties.

                Plaintiffs have made the following claims against the following defendants: (1) alleged breach of fiduciary duty against defendants Jeffrey Barbakow, Bernice Bratter, Sanford Cloud, Jr., Maurice DeWald, Michael Focht, Van B. Honeycutt, Robert Kerrey, Lester Korn, Thomas Mackey, Raymond Mathiasen and Christi Sulzbach; (2) alleged insider trading and misappropriation in violation of the common law against defendants Barbakow, Mackey, Mathiasen and Sulzbach; (3) alleged unjust enrichment against defendants Barbakow, Mackey, Mathiasen and Sulzbach; (4) alleged violations of Section 10(b) of and Rule 10b-5 under the Securities Exchange Act of 1934 (the “Exchange Act”) against defendant Barbakow; and (5) alleged violations of Section 14(a) of and Rule 14a-9 under the Exchange Act against defendants Barbakow, Bratter, Cloud, DeWald, Focht, Honeycutt, Kerrey and Korn.

Rudman Partners, L.P., et al. v. Tenet Healthcare Corporation, et al., Case No. CV06-3455 RJK (CWx)

(U.S. District Court for the Central District of California, filed June 6, 2006)

                In June 2006, four purported Tenet shareholders who opted out of the settlement of the federal securities class action lawsuit entitled In Re Tenet Healthcare Corporation Securities Litigation filed a civil complaint in the U.S. District Court for the Central District of California against the Company, certain former executive officers of the Company and KPMG LLP (“KPMG”), the Company’s former independent registered public accounting firm. Plaintiffs assert substantively the same factual allegations concerning Tenet’s receipt and disclosure of Medicare outlier payments that were asserted in the federal securities class action lawsuit. Specifically, plaintiffs allege the following claims: (1) that the Company, KPMG and former executives Jeffrey Barbakow, David Dennis and Thomas Mackey are liable for securities fraud under Section 10(b) of and Rule 10b-5 under the Exchange Act; and (2) that defendants Jeffrey Barbakow, David Dennis, Thomas Mackey, Raymond Mathiasen, Barry Schochet and Christi Sulzbach are liable for control person liability pursuant to Section 20(a) of the Exchange Act. Plaintiffs seek an undisclosed amount of compensatory damages and reasonable attorneys’ fees and expenses. Tenet and each of the individual defendants filed answers to plaintiffs’ complaint in September 2006. The parties are currently engaged in discovery.

WAGE AND HOUR ACTIONS

In September 2004, the court granted our petition to coordinate two pending proposed class action lawsuits, McDonough, et al. v. Tenet Healthcare Corporation and Tien, et al. v. Tenet Healthcare Corporation, in Los Angeles Superior Court. The McDonough case was originally filed in June 2003 in San Diego Superior Court, and the Tien case was originally filed in May 2004 in Los Angeles Superior Court. Plaintiffs in both cases allege that our hospitals violated certain provisions of the California Labor Code and applicable California Industrial Welfare Commission Wage Orders with respect to meal breaks, rest periods and the payment of one hour’s compensation for meal breaks or rest periods not taken. The complaint in the Tien case also alleges that we have improperly “rounded off” time entries on timekeeping records and that our pay stubs do not include all information required by California law. Plaintiffs in both cases are seeking back pay, statutory penalties and attorneys’ fees, and have filed motions to certify these actions on behalf of virtually all nonexempt employees of our California subsidiaries. We opposed class certification because we believe our uniform policies comply and have complied with the applicable Labor Code and Wage Orders. Our policies are intended to ensure that: (1) employees who miss a rest period or meal break on any given day are appropriately paid; and (2) our “rounding off” practices and pay stubs comply with California law. In addition, we argued that each of these claims should be addressed individually based on its particular facts and, therefore, should not be subject to class certification. We are awaiting the court’s ruling on class certification in both the McDonough and Tien cases.

Two other matters filed as proposed class actions — Pagaduan v. Fountain Valley Regional Medical Center, filed in Orange County Superior Court, and Falck v. Tenet Healthcare Corporation, pending in U.S. District Court for the Central District of California — involve allegations regarding unpaid overtime. These lawsuits allege that our pay practices since 2000 for California-based 12-hour shift employees violate California and, in the Falck case, federal overtime laws by virtue of the alleged failure to include certain payments known as Flexible (or California) Differential payments in the regular rate of pay that is used to calculate overtime pay. These payments are made to 12-hour shift employees when they do not work a shift that is exactly 12 hours. We contend that these differential payments need only be included in the regular rate of pay when they actually are paid (as opposed to merely being potentially payable), and that they always are included in the regular rate calculation in these circumstances. Plaintiffs in both cases are seeking back pay, statutory penalties and attorneys’ fees. In February 2007, the Los Angeles Superior Court ruled that the Pagaduan case be coordinated with the previously coordinated McDonough and Tien cases already pending there, as described above. We are now defending these wage and hour cases in a single court. On February 14, 2008, the court granted plaintiffs’ motion for class certification in the Pagaduan case. Separately, the Falck case, which was first provisionally certified as a collective action under the federal Fair Labor Standards Act for the purpose of giving notice to potential class members, was certified as a class action for all purposes on February 12, 2008.

INTERNAL REVENUE SERVICE DISPUTES

                From time to time, we are engaged in disputes with the Internal Revenue Service regarding our federal tax returns. We refer you to Note 14 to our Consolidated Financial Statements for further information.

CIVIL LAWSUITS ON APPEAL

United States ex. rel. Dr. Man Tai Lam and Dr. William Meschel v. Tenet Healthcare Corporation, Case No.

EP-02-CA-0525KC (U.S. District Court for the Western District of Texas)

In April 2007, we filed a motion for summary judgment in this qui tam action in which the relators continued to allege that Tenet hospitals in El Paso, Texas violated the federal False Claims Act through the alleged manipulation of the hospitals’ charges in order to increase outlier payments. We sought dismissal on the grounds that the relators were not the original source of the information forming the basis of their claim and that the relators could not produce evidence that Tenet’s El Paso hospitals in fact submitted false claims to the government for outlier payments. The Department of Justice, which the court permitted to intervene in the case in March 2007, also filed a summary judgment motion in April 2007. In July 2007, the court found that the relators had no direct and independent knowledge of the information on which their allegations were based and granted both motions, thereby dismissing this case. In August 2007, the relators moved for reconsideration, but the district court denied their motion on the same day. The relators subsequently filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit. All briefs in the matter have been filed, but no date for oral argument, if any, has been set. We believe that the trial court’s dismissal was correct and are defending that decision on appeal.

United States ex rel. Bruce G. Lowman v. Hilton Head Medical Center and Clinics, et al., Case No. 9:05-2533-PMD (U.S. District Court for the District of South Carolina)

                In July 2006, the DOJ filed a notice to unseal and declining to intervene in a qui tam lawsuit, which was filed under seal in September 2005, against the Company, our Hilton Head Medical Center and Clinics in South Carolina and related subsidiaries, as well as a cardiologist who formerly practiced at Hilton Head. The unsealing order was signed by the judge in July 2006. The relator, a physician no longer on Hilton Head’s medical staff, alleged under the federal False Claims Act that we received inappropriate payments from Medicare for certain cardiac catheterization procedures that were performed by the cardiologist from 1997 through 2003, during which time Hilton Head did not have a state certificate of need for open heart surgery capability, which was required under South Carolina regulations for facilities performing those procedures. The suit also alleged that certain of the catheterization procedures were medically unnecessary, although the relator provided no specific information regarding these claims. We were formally served with the complaint in November 2006; subsequently, we filed a motion to dismiss this matter, which was granted in April 2007. The relator appealed the district court’s decision to dismiss the case to the U.S. Court of Appeals for the Fourth Circuit in Richmond, Virginia. All briefs in the matter have been filed, but no date for oral argument, if any, has been set. We believe that the trial court’s dismissal was correct and are defending that decision on appeal.

Boca Raton Community Hospital, Inc. v. Tenet Healthcare Corporation, Case No. 05-80183-CIV (U.S. District Court for the Southern District of Florida, filed March 2, 2005)

                Plaintiff filed a civil complaint in federal district court in Miami in March 2005 on behalf of itself and a purported class consisting of most of the acute care hospitals in the United States. Several of plaintiff’s initial claims were withdrawn or dismissed; however, plaintiff has continued to allege that Tenet’s past pricing policies and receipt of Medicare outlier payments violated the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), causing harm to plaintiff. Plaintiff sought unspecified amounts of damages (including treble damages under RICO), restitution, disgorgement and punitive damages. In December 2006, the district court denied plaintiff’s motion for class certification, which decision the U.S. Court of Appeals for the Eleventh Circuit declined to review. In August 2007, the district court granted our motion for summary judgment on all claims, thereby dismissing this case. Plaintiff subsequently filed a notice of intent to appeal the district court’s dismissal to the Eleventh Circuit. The briefing schedule for the appeal was extended while the parties participated in mandatory mediation pursuant to Eleventh Circuit rules. Plaintiff filed its initial brief on February 7, 2008. Our opposition brief will be due in April 2008. A date for oral argument, if any, has not yet been set. We believe that the trial court’s dismissal was correct and intend to defend that decision on appeal.

Brockovich, on behalf of the United States of America v. Tenet Healthcare Corporation, et al.,

Case No. CV 06-4542 DOC (MLGx) (U.S. District Court for the Central District of California)

                Plaintiff Erin Brockovich, purportedly on behalf of the United States of America, filed a civil complaint in Los Angeles Superior Court in June 2006, alleging that Tenet and several of our subsidiaries inappropriately received reimbursement from Medicare for treatment given to patients whose injuries were caused by the Company and those subsidiaries as a result of medical error or neglect. This matter is one of approximately 30 identical lawsuits that plaintiff Brockovich has filed against most of the major hospital systems and nursing homes in California. In addition, her attorneys have filed similar cases in New Jersey and Florida using others as plaintiffs. In this case, plaintiff is seeking damages of twice the amount that defendants were allegedly obligated to pay or reimburse Medicare in connection with the treatment in question, plus interest, together with plaintiff’s costs and fees, including attorneys’ fees. In July 2006, defendants removed the case to federal court and, in August 2006, filed a motion to dismiss the matter. In November 2006, defendants’ motion to dismiss was granted on the basis that plaintiff Brockovich lacks constitutional standing. Plaintiff subsequently filed a notice of her intention to appeal the dismissal. In January 2007, the U.S. Court of Appeals for the Ninth Circuit consolidated all of the Brockovich matters pending before it and set the briefing schedule for the appeal. Plaintiff’s opening brief was filed in July 2007; defendants’ answering brief was filed in August 2007. Oral arguments in the appeal, if any, have not yet been scheduled. We believe that the trial court’s dismissal was correct and are defending that decision on appeal.

CIVIL LAWSUITS INVOLVING REAL PROPERTY

University of Southern California v. USC University Hospital, Inc., et al., Case No. BC357352 (Los Angeles Superior Court, filed August 22, 2006)

                In August 2006, the University of Southern California filed a lawsuit in Los Angeles Superior Court against a Tenet subsidiary seeking to terminate a ground lease and a development and operating agreement between the University and our subsidiary, which built, owns and operates USC University Hospital, an acute care hospital located on land leased from the University in Los Angeles. The University’s complaint alleged that the lease and operating agreement should be terminated as a result of a default by our subsidiary and sought a judicial declaration terminating the agreements in an effort to force our subsidiary to sell the hospital to the University. We strongly dispute the University’s claims and sought to compel arbitration of the matter as we believe is mandated by the development and operating agreement. In December 2006, the trial court denied our motion to compel arbitration, and that decision was upheld by an appellate court in August 2007. The case returned to the trial court in November 2007. The University has filed an amended complaint, which modifies its claims to permit rather than require the University to terminate the lease and operating agreement upon a finding of default. We moved to dismiss and, in the alternative, moved to strike portions of the University’s amended complaint. We also filed a cross-complaint on November 6, 2007, asserting claims against the University for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of the covenant of quiet enjoyment, and declaratory relief. The University moved to dismiss our cross-complaint. At a hearing held on February 8, 2008, the court denied all of the pending motions. We intend both to continue to vigorously defend this matter and to pursue our counterclaims against the University.

AMIsub of California, Inc., et al. v. Health Care Property Investors, Inc., et al., Case No. BC370770

(Los Angeles Superior Court, filed May 8, 2007)

                Through wholly owned subsidiaries, we lease certain hospital facilities and real estate from Health Care Property Investors, Inc. (“HCPI”), a real estate investment trust, or one of its affiliates. The properties leased include the Tarzana, California campus of Encino-Tarzana Regional Medical Center. The Tarzana lease is scheduled to expire in February 2009. In January 2004, we announced our intention to divest both the Encino and Tarzana campuses of Encino-Tarzana Regional Medical Center, among other hospitals. In connection with these planned divestitures and the Tarzana lease expiration, the Company and HCPI began reviewing opportunities for early termination or sale and assignment of the Tarzana lease and certain deferred maintenance issues.

                In April 2007, we received letters from HCPI alleging that certain of our subsidiaries were in default primarily with respect to several deferred maintenance issues under three leases with HCPI or one of its affiliates that relate to the following hospitals: the Tarzana campus of Encino-Tarzana Regional Medical Center, Community Hospital of Los Gatos, also in California, and NorthShore Regional Medical Center in Slidell, Louisiana. We believe that the alleged defaults are without merit. However, we are taking steps to clarify or remedy any proven claimed deficiencies, as appropriate, and, if found to be deficient, we intend to elect our right to cure any maintenance defaults as provided under the leases. In May 2007, our subsidiaries filed suit in California state court against HCPI and certain of its affiliates asserting various causes of action concerning the lease disputes. Our subsidiaries also initiated an arbitration action against HCPI and one its affiliates. With the lawsuit and through the arbitration proceedings, we seek declaratory relief in our favor regarding the leases and alleged defaults, damages, and injunctive relief and restitution under California’s unfair competition law.

Some of our subsidiaries’ leases with HCPI contain cross-default covenants that state that, under certain circumstances, one subsidiary may be considered to be in default under its lease with HCPI if a default has occurred and is continuing under one of the other leases. In July 2007, we received notices from HCPI alleging that certain of our subsidiaries were in default under leases relating to four of our hospitals because of the alleged defaults under the Tarzana lease described above. As a result, HCPI demanded that we turn over possession of Irvine Regional Hospital Medical Center in California, Palm Beach Gardens Medical Center in Florida, North Fulton Regional Hospital in Georgia and Frye Regional Medical Center in North Carolina by December 31, 2007. We believe HCPI took this step as a response to the lawsuit and arbitration proceedings we commenced in May 2007.

                In September 2007, our subsidiaries subject to HCPI’s cross-default notices joined the suit in California state court as plaintiffs. The complaint for these subsidiaries seeks a judicial declaration that no defaults exist under the leases relating to the four hospitals listed above, as well as damages. In October 2007, HCPI filed a motion to dismiss our subsidiaries’ amended complaint, which the court denied on November 16, 2007. HCPI has also filed cross-claims in the pending California state court proceeding against us and our subsidiaries seeking damages for breach of contract, declaratory relief, specific performance and other relief based on the alleged defaults and cross-defaults already at issue in the case. HCPI’s affiliate also filed cross-claims in the pending arbitration proceedings, seeking damages for breach of contract. The case and arbitration proceedings are in their discovery phases. The California state court litigation is currently set for trial in October 2008, and the hearings in the arbitration proceedings are currently expected to take place after October 2008. The parties to the California state court litigation and the arbitration proceedings are currently engaged in settlement discussions that could resolve the parties’ disputes. There are no assurances such a settlement will be consummated. We dispute the defenses and claims of HCPI and its affiliate and, in the event a settlement between the parties is not consummated, we will continue to pursue our claims against HCPI and its affiliate.

MEDICAL MALPRACTICE AND OTHER ORDINARY COURSE MATTERS

In addition to the matters described above, our hospitals are subject to claims and lawsuits in the ordinary course of business. The largest category of these relates to medical malpractice. Three medical malpractice cases were filed as purported class action lawsuits and involve former patients of Memorial Medical Center and Lindy Boggs Medical Center in New Orleans. In each case, family members allege, on behalf of themselves and a purported class of other patients and their family members, damages as a result of injuries sustained during Hurricane Katrina. In addition to disputing the merits of the allegations in these suits, we contend that certification of a class in these actions is not appropriate and that each of these cases must be adjudicated independently. We will, therefore, oppose class certification and vigorously defend the hospitals in these matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

                Common Stock. Our common stock is listed on the New York Stock Exchange under the symbol “THC.” On May 24, 2007, we submitted an annual CEO certification to the NYSE regarding our compliance with the NYSE’s corporate governance listing standards. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock on the NYSE.

	High	Low
Year Ended December 31, 2007
First Quarter	$7.68	$6.18
Second Quarter	7.80	6.37
Third Quarter	6.80	3.11
Fourth Quarter	6.00	3.06
Year Ended December 31, 2006
First Quarter	$8.25	$6.89
Second Quarter	9.27	6.77
Third Quarter	8.69	5.77
Fourth Quarter	8.49	6.73

                On February 15, 2008, the last reported sales price of our common stock on the NYSE composite tape was $4.19 per share. As of that date, there were approximately 9,262 holders of record of our common stock. Our transfer agent and registrar is The Bank of New York Mellon. Shareholders with questions regarding their stock certificates, including inquiries related to exchanging or replacing certificates or changing an address, should contact the transfer agent at (800) 524-4458.

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

                Equity Compensation. Please see Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information regarding securities authorized for issuance under our equity compensation plans.

                Stock Performance Graph. The following graph shows the cumulative, five-year total return for our common stock compared to three indices, each of which includes us. The Standard & Poor’s 500 Stock Index includes 500 companies representing all major industries. The Standard & Poor’s Healthcare Composite Index is a group of 51 companies involved in a variety of health care related businesses. Because the Standard & Poor’s Healthcare Composite Index is heavily weighted by pharmaceutical and medical device companies, we believe that at times it may be less useful than the Hospital Management Peer Group Index included below. We compiled this Peer Group Index by selecting publicly traded companies that have as their primary business the management of acute care hospitals and that have been in business for all five of the years shown. These companies are: Community Health Systems, Inc. (CYH), Health Management Associates, Inc. (HMA), Tenet Healthcare Corporation (THC) and Universal Health Services, Inc. (UHS). Not included are HCA, Inc. (HCA) and Triad Hospitals, Inc. (TRI), which were members of our Peer Group Index in prior years, because HCA and TRI ceased having publicly traded equity securities in November 2006 and July 2007, respectively.

                Performance data assumes that $100.00 was invested on December 31, 2002 in our common stock and each of the indices. The data assumes the reinvestment of all cash dividends and the cash value of other distributions. Stock price performance shown in the graph is not necessarily indicative of future stock price performance.

	12/02	12/03	12/04	12/05	12/06	12/07
Tenet Healthcare Corporation	$100.00	$97.87	$66.95	$46.71	$42.50	$30.98
S & P 500	$100.00	$128.68	$142.69	$149.70	$173.34	$182.87
S & P Health Care	$100.00	$115.06	$116.99	$124.54	$133.92	$143.50
Peer Group	$100.00	$114.17	$95.99	$92.02	$90.95	$70.46

ITEM 6. SELECTED FINANCIAL DATA

OPERATING RESULTS

                The following tables present selected audited consolidated financial data for Tenet Healthcare Corporation and its wholly owned and majority-owned subsidiaries for the years ended December 31, 2003 through 2007.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In Millions, Except Per-Share Amounts)
Net operating revenues	$8,852	$8,453	$8,326	$8,459	$8,491
Operating expenses:
Salaries, wages and benefits	3,964	3,775	3,807	3,728	3,648
Supplies	1,573	1,532	1,516	1,438	1,327
Provision for doubtful accounts	567	502	567	999	938
Other operating expenses, net	2,047	1,949	1,848	1,850	1,769
Depreciation	330	309	301	303	297
Amortization	32	28	26	16	17
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	60	338	38	1,221	1,336
Hurricane insurance recoveries, net of costs	(3)	(14)	12	—	—
Litigation and investigation costs	13	766	212	74	282
Loss from early extinguishment of debt	—	—	15	13	—
Operating income (loss)	269	(732)	(16)	(1,183)	(1,123)
Interest expense	(419)	(408)	(404)	(334)	(291)
Investment earnings	47	62	59	20	16
Minority interests	(4)	(4)	(3)	(4)	(11)
Net gains on sales of facilities, long-term investments and subsidiary common stock	—	5	4	7	16
Impairment of investment securities	—	—	—	—	(5)
Loss from continuing operations, before income taxes	(107)	(1,077)	(360)	(1,494)	(1,398)
Income tax (expense) benefit	58	262	88	(299)	278
Loss from continuing operations, before discontinued operations and cumulative effect of changes in accounting principle	$(49)	$(815)	$(272)	$(1,793)	$(1,120)
Basic loss per share from continuing operations	$(0.10)	$(1.73)	$(0.58)	$(3.85)	$(2.40)
Diluted loss per share from continuing operations	$(0.10)	$(1.73)	$(0.58)	$(3.85)	$(2.40)

                The operating results data presented above are not necessarily indicative of our future results of operations. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly trends in patient accounts receivable collectability and associated provisions for doubtful accounts; the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations or terminations and payer consolidations; changes in Medicare regulations; Medicaid funding levels set by the states in which we operate; levels of malpractice insurance expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and valuation allowances; the timing and amounts of stock option and restricted stock unit grants to employees and directors; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: the business environment and demographics of local communities; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local health care competitors; managed care contract negotiations or terminations; any unfavorable publicity about us, which impacts our relationships with physicians and patients; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

BALANCE SHEET DATA

	December 31,
	2007	2006	2005	2004	2003
	(In Millions)
Working capital (current assets minus current liabilities)	$512	$1,100	$1,216	$1,882	$1,908
Total assets	8,393	8,539	9,812	10,081	12,298
Long-term debt, net of current portion	4,771	4,760	4,784	4,395	4,039
Shareholders’ equity	54	264	1,021	1,699	4,374

CASH FLOW DATA

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In Millions)
Net cash provided by (used in) operating activities	$326	$(462)	$763	$(82)	$838
Net cash used in investing activities	(520)	(379)	(392)	(12)	(333)
Net cash provided by (used in) financing activities	(18)	252	348	129	(96)

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

                Key developments include the following:

•                  Sale of North Ridge Medical Center — In February 2008, we signed a definitive agreement to sell North Ridge Medical Center in Fort Lauderdale, Florida. We expect the sale to be completed in the second quarter of 2008, subject to regulatory approval.

•                  New Agreements with Managed Care Payers — Since mid-2007, we have entered into new multi-year national agreements with Aetna, CIGNA and UnitedHealthcare, as well as regional contracts with Blue Cross of California, Blue Cross Blue Shield of North Carolina, Blue Cross Blue Shield of Texas and Coventry Health Care. With each of these agreements, members will have access to all of our acute care hospitals in the applicable geographic region covered under the agreement.

•                  Union Agreements — During 2007, we entered into new collective bargaining agreements with two labor unions that cover employees at certain hospitals in California and Florida. The agreements set stable and competitive wage increases and provide for greater predictability with respect to union organizing efforts. We also entered into separate “peace accords” that provide each union with limited access to attempt to organize our employees. In addition, we entered into a labor contract for nurses represented at four of our hospitals in California.

•                  Sale of Shelby Regional Medical Center — In November 2007, we completed the previously disclosed sale of Shelby Regional Medical Center in Center, Texas. Pretax proceeds from the sale were approximately $2 million, which will be used for general corporate purposes.

•                  Departure of Chief Medical Officer — Jennifer Daley, M.D., our former chief medical officer, resigned in September 2007. She will continue to serve as a senior advisor to us on clinical quality initiatives. Stephen Newman, M.D., our chief operating officer, will oversee our clinical quality department until a successor to Dr. Daley is found.

•                  Expiration of Lease to Operate Two Hospitals — In August 2007, our lease agreement with the Metrocrest Hospital Authority (the “Authority”) expired, and we ceased to operate RHD Memorial Medical Center and Trinity Medical Center, both in the Dallas, Texas area. We had previously disclosed that another company had been selected to manage these two hospitals after the expiration of our lease. It is our understanding that the Authority has not yet finalized the selection of an operator to manage the hospitals on a long-term basis.

•                  Realignment of Regions — Also in August 2007, we streamlined our regional operating structure to further reduce our administrative overhead costs. Our Central-Northeast region was eliminated, and our hospitals in Missouri and Tennessee became part of the renamed Central region (formerly, the Texas region). Our two Philadelphia hospitals now form a separate market reporting directly to our chief operating officer.

•                  Sale of Two Pennsylvania Hospitals — In July 2007, we completed the sale of Roxborough Memorial Hospital and Warminster Hospital in the Philadelphia, Pennsylvania area. Pretax proceeds from the sale were approximately $25.5 million, consisting of $15.5 million in cash, which will be used for general corporate purposes, and a $10 million note due in December 2009, of which we collected $5 million in October 2007 when the buyer subsequently sold Warminster Hospital.

•                  Acquisition of Coastal Carolina Medical Center — In June 2007, we purchased Coastal Carolina Medical Center, a 41-bed acute care hospital in Hardeeville, South Carolina, for approximately $36 million. We intend to continue to operate Coastal Carolina as a full service community hospital and will seek to enhance services to meet the community’s needs, in coordination with our nearby Hilton Head Regional Medical Center.

•                  Sale of Lindy Boggs Medical Center — In May 2007, we announced that we had completed the sale of the real estate of our former Lindy Boggs Medical Center, which sustained significant damage from Hurricane Katrina and had been closed since August 2005.

•                  Appointment of New Member to our Board of Directors — In April 2007, we announced that John Ellis “Jeb” Bush, former Governor of the State of Florida, had been named to our board of directors. Mr. Bush was elected as a director at our 2007 annual meeting of shareholders held in May.

•                  Retirement of Our Chief Accounting Officer — In April 2007, we announced that Timothy L. Pullen, former executive vice president and chief accounting officer, had decided to retire. We also announced that Daniel J. Cancelmi, vice president and controller, would serve as our principal accounting officer.

•                  Civil Settlement Reached with the SEC — In April 2007, we entered into a $10 million civil settlement with the Securities and Exchange Commission that concluded the SEC’s investigation into the adequacy of our disclosures regarding Medicare outlier payments prior to November 2002 and the appropriateness of certain of our managed care contractual allowance reserves. In the three months ended December 31, 2006, we recorded an accrual of $10 million as an estimated liability to address the potential resolution of the SEC investigation, which we paid in April 2007.

•                 Sale of Graduate Hospital — In March 2007, we announced the completion of the sale of Graduate Hospital in Philadelphia, Pennsylvania for pretax proceeds of approximately $16.5 million, which will be used for general corporate purposes.

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

Company-Specific Volume Challenge

                We believe the reasons for declines in our patient volumes include, but are not limited to, decreases in the demand for invasive cardiac procedures, increased competition, managed care contract negotiations or terminations, population trends in Florida, and the impact of our litigation and government investigations. In addition, we believe the challenges we face in physician recruitment, retention and attrition continue to be a primary contributor to our volume declines. Our operations depend on the efforts, abilities and experience of the physicians on the medical staffs of our hospitals, most of whom have no long-term contractual relationship with us. It is essential to our ongoing business that we attract and retain an appropriate number of quality physicians in all specialties on our medical staffs. Although overall we had a net gain in physicians added to our medical staffs during 2007, in some of our markets, physician recruitment and retention are still affected by a shortage of physicians in certain sought-after specialties and the difficulties that physicians experience in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance. Other issues facing physicians, such as proposed decreases in Medicare payments, are forcing them to consider alternatives including relocating their practices or retiring sooner than expected. In some of our markets, we have not been able to attract physicians to our medical staffs at a rate to offset the physicians relocating or retiring.

                We are taking a number of steps to address the problem of volume decline; however, due to the concentration of our hospitals in California, Florida and Texas, we may not be able to mitigate some factors contributing to volume declines. One of our initiatives is our Physician Relationship Program, which is centered around understanding the needs of physicians who admit patients both to our hospitals and to our competitors’ hospitals and responding to those needs with changes and improvements in our hospitals and operations. We have targeted capital spending in order to address specific needs or growth opportunities of our hospitals, which is expected to have a positive impact on their volumes. We have also sought to include all of our hospitals in the affected geographic area when negotiating new managed care contracts, which should result in additional volumes at facilities that were not previously a part of such managed care networks. In addition, we are completing clinical service line market demand analyses and profitability assessments to determine which services are highly valued that can be emphasized and marketed to improve results. This Targeted Growth Initiative has resulted in some reductions in unprofitable service lines in several locations, which have had a slightly negative impact on our volumes. However, the elimination of these unprofitable service lines will allow us to focus more resources on services that are more profitable.

                Our Commitment to Quality initiative, which we launched in 2003, is further helping position us to competitively meet the volume challenge. We continue to work with physicians to implement the most current evidence-based techniques to improve the way we provide care. As a result of these efforts, our hospitals have improved substantially in quality metrics reported by the government and have been recognized by several managed care companies for their quality of care. We believe that quality of care improvements will continue to have the effect of increasing physician and patient satisfaction, potentially improving our volumes as a result.

Significant Industry Trends

                Bad Debt—Like other organizations in the health care industry, we continue to provide services to a high volume of uninsured patients and more patients than in prior years with an increased burden of co-payments and deductibles as a result of changes in their health care plans. The discounting components of our Compact with Uninsured Patients (“Compact”) have reduced our provision for doubtful accounts recorded in our Consolidated Financial Statements, but they are not expected to mitigate the net economic effects of treating uninsured or underinsured patients. We continue to experience a high level of uncollectible accounts. Our collection efforts have improved, and we continue to focus, where applicable, on placement of patients in various government programs such as Medicaid. However, unless our business mix shifts toward a greater number of insured patients or the trend of higher co-payments and deductibles reverses, we anticipate this high level of uncollectible accounts to continue.

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

RESULTS OF OPERATIONS—OVERVIEW

                Our turnaround timeframe has been and continues to be influenced by company-specific challenges and industry trends, including decreasing volumes, declining demand for inpatient cardiac procedures and high levels of bad debt, that continue to negatively affect our revenue growth and operating expenses. We believe our future profitability will be achieved through volume growth, appropriate reimbursement levels and cost control across our portfolio of hospitals. In order to disclose trends using data comparable to the prior year, operating statistics throughout Management’s Discussion and Analysis are presented on a same-hospital basis, where noted, and exclude the results of Coastal Carolina Medical Center, which we have not owned for a full 12 months. Below are some of these statistics and financial highlights for the years ended December 31, 2007 and 2006.

                Results of operations—Year ended December 31, 2007 compared to the year ended December 31, 2006:

•                  Same-hospital net inpatient revenue per patient day and per admission increased by 5.2% and 4.1%, respectively, primarily due to the effect of higher negotiated levels of reimbursement under our managed care contracts, partially offset by same-hospital patient days and admissions that were down 2.1% and 1.0%, respectively.

•                  Same-hospital net outpatient revenue per visit increased 10.1%, while same-hospital outpatient visits declined 2.0%. The increase in revenue per visit is primarily due to the effect of higher negotiated levels of reimbursement under our managed care contracts. The decline in outpatient visits is primarily due to increased competition.

•                  Favorable net adjustments for prior-year cost reports and related valuation allowances, primarily attributable to Medicare and Medicaid, were $47 million in 2007 compared to $37 million in 2006.

•                  Loss per share from continuing operations was $0.10 in 2007 compared to $1.73 in 2006.

                Results of operations—Year ended December 31, 2006 compared to the year ended December 31, 2005:

•                   Net inpatient revenue per patient day and per admission increased by 7.1% and 4.8%, respectively, primarily due to the effect of higher negotiated levels of reimbursement under our managed care contracts, partially offset by additional discounts under the Compact during the phase-in process. Patient days were down 4.3% and admissions were down 2.2% from 2005.

•                   Net outpatient revenue per visit increased 5.6%, while outpatient visits declined 5.3%. The increase in revenue per visit is primarily due to higher Medicare and Medicaid reimbursement and the effect of higher negotiated levels of reimbursement under our managed care contracts, partially offset by additional discounts under the Compact during the phase-in process.

•                   Loss per share from continuing operations of $1.73 in 2006 increased from the loss per share of $0.58 in 2005 primarily due to litigation settlements and impairments in 2006.

                The table below shows the pretax and after-tax impact on continuing operations for each of the three years ended December 31, 2007, 2006 and 2005 of the following items:

	Years Ended December 31,
	2007	2006	2005
	(Expense) Income
Change in prior-year liability estimates for retirement plans	$(3)	$14	$31
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	(60)	(338)	(38)
Hurricane insurance recoveries, net of costs	3	14	(12)
Litigation and investigation costs	(13)	(766)	(212)
Loss from early extinguishment of debt	—	—	(15)
Pretax impact	$(73)	$(1,076)	$(246)
Deferred tax asset valuation allowance and other tax adjustments	$37	$(63)	$(43)
Total after-tax impact	$(8)	$(795)	$(198)
Diluted per-share impact of above items	$(0.02)	$(1.69)	$(0.42)
Diluted loss per share, including above items	$(0.10)	$(1.73)	$(0.58)

LIQUIDITY AND CAPITAL RESOURCES—OVERVIEW

                Net cash provided by operating activities was $326 million in 2007 compared to net cash used in operating activities of $462 million in 2006. The increase of $788 million in net cash provided by operating activities was primarily due to payments for legal settlements that were $592 million lower in 2007 and net income tax refunds of $162 million received in 2007 compared to net income tax payments of $215 million in 2006, partially offset by $161 million of insurance recoveries received in 2006. The remaining decrease of $20 million in net cash provided by operating activities is primarily due to the timing of various other payables and receivables.

                Purchases of property and equipment were $676 million and $681 million for the years ended December 31, 2007 and 2006, respectively. In addition, in 2007, we spent approximately $36 million to purchase a hospital in South Carolina and $67 million for construction of hospitals in El Paso, Texas and Mt. Pleasant, South Carolina. In 2006, we bought out the joint venture interest of a discontinued operation and purchased certain real estate from the joint venture partner for $28 million and spent $12 million on construction costs for the El Paso hospital. Proceeds from the sales of facilities and other assets related to discontinued operations during the years ended December 31, 2007 and 2006 aggregated $91 million and $226 million, respectively. In 2007, we also received proceeds of $31 million from our investment in Metrocrest Hospital Authority bonds (essentially, the source of these proceeds was our final payment of $31 million under our lease agreement with the Authority to operate two hospitals in the Dallas, Texas area) and $82 million from the cash surrender value or basis reduction of certain life insurance policies. In addition, in 2007 we received $6 million of insurance recoveries for hurricane-related property damage. In 2006, we received $115 million in insurance proceeds for property damage caused by hurricanes in addition to the $161 million of insurance recoveries received during 2006 for business interruption and other hurricane-related costs ($276 million in total).

                In November 2006, we entered into a five-year, $800 million senior secured revolving credit facility that replaced our $250 million letter of credit facility. The revolving credit facility is collateralized by patient accounts receivable at our acute care and specialty hospitals, and bears interest at our option based on the London Interbank Offered Rate (“LIBOR”) plus 175 basis points or Citigroup’s base rate, as defined in the credit agreement, plus 75 basis points. At December 31, 2007, there were no cash borrowings outstanding under the revolving credit facility, and we had approximately $232 million of letters of credit outstanding. In addition, we had approximately $572 million of cash and cash equivalents on hand and borrowing capacity of $564 million under our revolving credit facility as of December 31, 2007.

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

                The table below shows the sources of net patient revenues on a same-hospital basis, expressed as percentages of net patient revenues from all sources:

	Years Ended December 31,
Net Patient Revenues from:	2007	2006	2005
Medicare	25.8%	26.6%	27.6%
Medicaid	8.4%	8.9%	8.2%
Managed care — governmental	12.0%	11.0%	8.9%
Managed care — commercial	41.9%	41.4%	42.2%
Indemnity, self-pay and other	11.9%	12.1%	13.1%

                Our payer mix on same-hospital admissions basis, expressed as a percentage of total admissions from all sources, is shown below:

	Years Ended December 31,
Admissions from:	2007	2006	2005
Medicare	31.2%	32.2%	33.6%
Medicaid	12.3%	12.6%	13.1%
Managed care — governmental	18.9%	17.5%	15.3%
Managed care — commercial	28.7%	29.0%	29.8%
Indemnity, self-pay and other	8.9%	8.7%	8.2%

The increase in managed care — governmental admissions since 2005 is primarily due to an overall shift in our patient mix from Medicare and Medicaid to managed Medicare and managed Medicaid as further discussed below.

GOVERNMENT PROGRAMS

                The Medicare program, the nation’s largest health insurance program, is administered by the Centers for Medicare and Medicaid Services (“CMS”) of the U.S. Department of Health and Human Services (“HHS”). Medicare is a health insurance program primarily for individuals 65 years of age and older, certain younger people with disabilities, and people with end-stage renal disease, and is provided without regard to income or assets. Medicaid is a program that pays for medical assistance for certain individuals and families with low incomes and resources, and is jointly funded by the federal government and state governments. Medicaid is the largest source of funding for medical and health-related services for the nation’s poor and most vulnerable individuals.

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

Medicare

                Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan, is a fee-for-service payment system. The other option, called Medicare Advantage, includes managed care, preferred provider organization, private fee-for-service and specialty plans. The major components of our net patient revenues for services provided to patients enrolled in the Original Medicare Plan for the years ended December 31, 2007, 2006 and 2005 are set forth in the table below:

	Years Ended December 31,
Revenue Descriptions	2007	2006	2005
Diagnosis-related group — operating	$1,209	$1,219	$1,244
Diagnosis-related group — capital	119	122	128
Outlier	75	75	72
Outpatient	375	357	349
Disproportionate share	214	205	207
Direct Graduate and Indirect Medical Education	108	109	106
Other(1)	93	83	103
Adjustments for prior-year cost reports and related valuation allowances	44	38	48
Total Medicare net patient revenues	$2,237	$2,208	$2,257

(1)             The other revenue category includes skilled nursing facilities, inpatient psychiatric facilities, inpatient rehabilitation facilities, one prospective payment system (“PPS”)-exempt cancer hospital, one long-term acute care hospital, other revenue adjustments, and adjustments related to the estimates for current-year cost reports and related valuation allowances.

                A general description of the types of payments we receive for services provided to patients enrolled in the Original Medicare Plan is provided below. Recent regulatory and legislative updates to the terms of these payment systems and their effect on our revenues can be found beginning on page 36.

                Acute Care Hospital Inpatient Prospective Payment System

                Diagnosis-Related Group Payments—Sections 1886(d) and 1886(g) of the Social Security Act (the “Act”) set forth a system of payments for the operating and capital costs of inpatient acute care hospital admissions based on a prospective payment system. Under the inpatient prospective payment system (“IPPS”), Medicare payments for hospital inpatient operating services are made at predetermined rates for each hospital discharge. Discharges are classified according to a system of Medicare severity-adjusted diagnosis-related groups (“MS-DRGs”), which group patients with similar clinical characteristics that are expected to require similar amounts of hospital resources. CMS assigns to each MS-DRG a relative weight that represents the average resources required to care for cases in that particular MS-DRG, relative to the average resources used to treat cases in all MS-DRGs.

                The base payment amount for the operating component of the MS-DRG payment is comprised of an average standardized amount that is divided into a labor-related share and a nonlabor-related share. Both the labor-related share of operating base payments and the base payment amount for capital costs are adjusted by geographic variations in labor and capital costs. These base payments are multiplied by the relative weight of the MS-DRG assigned to each case. Although these payments are adjusted for area labor and capital cost differentials, the adjustments do not take into consideration an individual hospital’s operating and capital costs. The MS-DRG operating and capital base rates are updated annually, giving consideration to the increased cost of goods and services purchased by hospitals.

                Outlier Payments—Outlier payments are additional payments made to hospitals for treating Medicare patients who are costlier to treat than the average patient in the same MS-DRG. To qualify as a cost outlier, a hospital’s billed charges, adjusted to cost, must exceed the payment rate for the MS-DRG by a fixed threshold established annually by CMS. The Medicare fiscal intermediary calculates the cost of a claim by multiplying the billed charges by a cost-to-charge ratio that is typically based on the hospital’s most recent filed cost report. If the computed cost exceeds the sum of the MS-DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment.

                Under the Act, CMS must project aggregate annual outlier payments to all PPS hospitals to be not less than 5% nor more than 6% of total MS-DRG payments (“Outlier Percentage”). The Outlier Percentage is determined by dividing total outlier payments by the sum of MS-DRG and outlier payments. CMS annually adjusts the fixed threshold to bring projected outlier payments within the mandated limit. A change to the fixed threshold affects total outlier payments by changing (1) the number of cases that qualify for outlier payments, and (2) the dollar amount hospitals receive for those cases that still qualify.

                Disproportionate Share Payments—If a Medicare-participating hospital serves a disproportionate share of low-income patients, as determined annually based on certain statistical information defined by CMS, it receives a percentage add-on to the MS-DRG payment for each case. This percentage varies, depending on several factors that include the percentage of low-income patients served. During 2007, 46 of our hospitals in continuing operations qualified for disproportionate share payments.

                Direct Graduate and Indirect Medical Education—The Medicare program provides additional reimbursement to approved teaching hospitals for additional expenses incurred by such institutions. This additional reimbursement, which is subject to certain limits, including intern and resident full-time equivalent (“FTE”) limits established in 1996, is made in the form of Direct Graduate Medical Education (“GME”) and Indirect Medical Education (“IME”) payments. During 2007, 16 of our hospitals in continuing operations were affiliated with academic institutions and were eligible to receive such payments. Medicare rules permit hospitals to enter into Medicare GME Affiliation Agreements for the purpose of applying the FTE limits on an aggregate basis, and some of our hospitals have entered into such agreements.

                We have been contacted by CMS in connection with GME FTE limits and related reimbursement at Doctors Medical Center in Modesto, California as a result of our 1997 acquisition of a county-owned hospital in Modesto. We have annually collected approximately $2.5 million of GME reimbursement related to this matter. We replied to CMS that, based on our analysis of the transaction and the applicable CMS rules, we believe that the GME FTE limits and related reimbursement reported on the hospital’s cost report were substantially correct. In January 2008, CMS preliminarily advised us that they disagree with our analysis. We have not received formal notification of CMS’ determination in this regard and are continuing discussions with CMS. However, if we receive an adverse determination from CMS on this matter, it could result in a material charge to our future results of operations, and it could have a material impact on our cash flows in a future quarter.

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

                Inpatient Psychiatric Facility Prospective Payment System

                Effective January 1, 2005, CMS implemented a new system of reimbursement for hospital inpatient psychiatric services to replace a cost-based payment system. The inpatient psychiatric facility prospective payment system (“IPF-PPS”) applies to psychiatric hospitals and psychiatric units located within acute care hospitals that have been designated as exempt from the hospital inpatient prospective payment system. The IPF-PPS includes several provisions to ease the transition to the new payment system. For example, CMS is phasing in the IPF-PPS for existing hospitals and units over a three-year period to avoid disrupting the delivery of inpatient psychiatric services. Full payment under the IPF-PPS will be entirely phased in by the beginning of the fourth cost reporting year that begins after January 1, 2005. All of our hospitals will have been transitioned to the IRF-PPS by June 1, 2008. The IPF-PPS, which is based on prospectively determined per-diem rates, includes a stop-loss provision to protect providers against significant losses during the transition period, and an outlier policy that authorizes additional payments for extraordinarily costly cases.

                Inpatient Rehabilitation Prospective Payment System

                Rehabilitation hospitals and rehabilitation units in acute care hospitals meeting certain criteria established by CMS are eligible to be paid as an inpatient rehabilitation facility (“IRF”) under the IRF prospective payment system (“IRF-PPS”). Payments under the IRF-PPS are made on a per-discharge basis. A patient classification system is used to assign patients in IRFs into case-mix groups. The IRF-PPS uses federal prospective payment rates across distinct case-mix groups.

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

                On May 7, 2004, CMS released a final rule entitled “Medicare Program; Changes to the Criteria for Being Classified as an Inpatient Rehabilitation Facility” that revised the medical condition criteria rehabilitation hospitals and units must meet. This rule also replaced the “75 percent rule” compliance threshold with a three-year transition compliance threshold of 50%, 60% and 65% for years one, two and three, respectively, then a return to 75% in year four, commencing with cost reporting periods beginning on or after July 1, 2004. The three-year transition period was later delayed by one year, then was permanently set at 60% in 2007. See “— Regulatory and Legislative Changes” below. As of December 31, 2007, our inpatient rehabilitation hospital and all of our rehabilitation units were in compliance with the required 60% compliance threshold.

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

                For filed cost reports, we adjust the accrual for estimated cost report settlements based on those cost reports and subsequent activity, and record a valuation allowance against those cost reports based on historical settlement trends. The accrual for estimated cost report settlements for periods for which a cost report is yet to be filed is recorded based on estimates of what we expect to report on the filed cost reports and a corresponding valuation allowance is recorded as previously described. Cost reports must be filed generally within five months after the end of the annual cost report reporting period. After the cost report is filed, the accrual and corresponding valuation allowance may need to be adjusted.

                Medicaid

                Medicaid programs are funded by both the federal government and state governments. These programs and the reimbursement methodologies are administered by the states and vary from state to state and from year to year.

                Estimated payments under various state Medicaid programs, excluding state-funded managed care Medicaid programs, constituted approximately 8.4%, 8.9% and 8.2% of net patient revenues at our continuing general hospitals for the years ended December 31, 2007, 2006 and 2005, respectively. These payments are typically based on fixed rates determined by the individual states. We also receive disproportionate share payments under various state Medicaid programs. For the years ended December 31, 2007, 2006 and 2005, our revenue attributable to disproportionate share payments and other state-funded subsidy payments was approximately $170 million, $160 million and $112 million, respectively. The increase in revenue from disproportionate share payments and other state-funded subsidy payments is primarily attributable to additional funding provided by certain states, which was made available in part by additional annual state provider taxes on certain of our hospitals and changes in classification of state programs.

                In May 2007, CMS issued a final rule, “Medicaid Program; Cost Limit for Providers Operated by Units of Government and Provisions to Ensure the Integrity of the Federal-State Financial Partnership,” that places limits and restrictions on Medicaid reimbursement to safety-net hospitals. Because of the congressional moratorium that was included in the federal fiscal year (“FFY”) 2007 Supplemental Appropriations Act, this final rule cannot take effect before May 25, 2008. The provisions of the rule could materially reduce the amount of Medicaid payments we receive in the future.

                Also in May 2007, CMS issued a proposed rule clarifying that the agency would no longer provide federal Medicaid matching funds for graduate medical education purposes. Congress responded to the CMS proposed rule to end federal support for GME payments by including in the FFY 2007 Supplemental Appropriations Act language that places a one-year moratorium on any such restriction. The moratorium will last until May 23, 2008. We cannot predict what action, if any, Congress or CMS will take on this issue.

                Further, many states in which we operate are facing budgetary challenges that pose a threat to Medicaid funding levels to hospitals and other providers. We expect these challenges to continue. In particular, announced funding changes will adversely impact our Georgia, Florida and North Carolina hospitals effective January 1, 2008 (an estimated $57 million reduction on an annual basis for both traditional Medicaid and managed Medicaid). On February 20, 2008, the Governor of California approved budget cuts of $2.2 billion that include across-the-board reductions to Medi-Cal, the state’s Medicaid program. The reductions include payment reductions and deferrals, as well as reductions in coverage. Barring legislative action to further modify the budget, the reductions go into effect on July 1, 2008. Based on our understanding of the budget reductions, we do not believe they will have a material impact on our results of operations or cash flows. Other proposed funding changes could impact our hospitals in other states; however, at this time, we cannot predict the extent of the impact of other states’ budget restrictions on our hospitals.

                Regulatory and Legislative Changes

                Recent regulatory and legislative updates to the terms of Medicare and Medicaid payment systems are provided below.

                Payment and Policy Changes to the Medicare Inpatient Prospective Payment System

                Under Medicare law, CMS is required annually to update certain rules governing the inpatient prospective payment system. The updates generally become effective October 1, the beginning of the federal fiscal year. On August 1, 2007, CMS issued the Changes to the Hospital Inpatient Prospective Payment Systems and FFY 2008 Rates (“Final Rule”). On September 28, 2007, CMS issued a correction notice (“Correction Notice”) that corrects certain technical errors in the Final Rule. The Final Rule and Correction Notice include the following payment and policy changes:

•                  A market basket increase of 3.3% for MS-DRG operating payments for hospitals reporting specified quality measure data (hospitals that do not report specified quality measure data will receive an increase of 1.3%);

•                  A two-year phase-in of 745 MS-DRGs to replace the former 538 diagnosis-related groups (“DRGs”) (for FFY 2008, the relative weights will be a blend of 50% of the DRG weight and 50% of the MS-DRG weight; for FFY 2009, the relative weight will be based on 100% of the MS-DRG weight);

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

•                  The continuation of the three-year transition to a methodology that assigns relative weights to MS-DRGs based on cost instead of charges (for FFY 2008, the weights will be based on a blend of two-thirds cost and one—third charges);

•                  The implementation of a provision of the Deficit Reduction Act of 2005 to prevent hospitals from receiving higher payments (i.e., outlier payments) for the additional costs of treating a patient that acquires a condition (including an infection) during a hospital stay (for FFY 2008, CMS identified eight conditions); and

•                  A decrease in the cost outlier threshold from $24,485 to $22,185.

                According to CMS, projected aggregate spending from the reforms will not change. However, payments will increase for hospitals serving more severely ill patients and decrease for hospitals serving patients who are less severely ill. CMS projects that the combined impact of the payment and policy changes will yield an average 4.3% increase in payments for hospitals in large urban areas (populations over 1 million). This 4.3% increase includes CMS’ estimate of a 1.2% increase in anticipated payments resulting from coding and documentation improvements and the 1.2% Coding and Documentation Offset for FFY 2008 described above. On September 29, 2007, the President signed into law the Transitional Medical Assistance, Abstinence Education, and Qualifying Individuals Programs Extension Act of 2007, which includes a measure that reduces the Coding and Documentation Offsets for FFYs 2008 and 2009 by 50% to 0.6% and 0.9%, respectively, and requires the Secretary of HHS to conduct a “look back” over those years, estimate what the offsets should have been, and adjust future rates to recapture the estimated excess payments in FFY 2010. Using the impact percentages in the Final Rule for hospitals in large urban areas, which did not change in the Correction Notice, and considering the impact of the subsequent legislative reduction in the Coding and Documentation Offsets, each as applied to our Medicare IPPS payments for the 12 months ended September 30, 2007, the annual impact on our hospitals may result in an estimated increase in our Medicare revenues of approximately $69 million. Because of the uncertainty of the factors that may influence our future IPPS payments, including admission volumes, length of stay, case mix and the “look back” measure described above, we cannot provide any assurances regarding this estimate.

                Payment and Policy Changes to the Medicare Inpatient Psychiatric Facility Prospective Payment System

                On April 30, 2007, CMS issued a Notice of the Medicare Inpatient Psychiatric Facility (“IPF”) Prospective Payment System Update for the rate year beginning July 1, 2007 (“IPF-PPS Notice”). The IPF-PPS Notice includes the following payment and policy changes:

•                    An update to the IPF payment equal to the market basket of 3.2%; and

•                    An increase in the fixed dollar loss threshold amount for outlier payments from $6,200 to $6,488.

                At December 31, 2007, 14 of our general hospitals in continuing operations operated inpatient psychiatric units. CMS projects that the combined impact of the proposed payment and policy changes will yield an average 3.1% increase in payments for all IPFs (including psychiatric units in acute care hospitals), and an average 1.1% increase in payments for psychiatric units of acute care hospitals located in urban areas. Using the urban unit impact percentage as applied to our Medicare IPF payments for the 12 months ended June 30, 2007, the annual impact of all changes on our psychiatric units may result in an estimated increase in our Medicare revenues of approximately $1 million. Because of the uncertainty of the factors that may influence our future IPF payments, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding this estimate.

                Payment and Policy Changes to the Medicare Inpatient Rehabilitation Facility Prospective Payment System

                On July 31, 2007, CMS issued the Final Rule for the Medicare Inpatient Rehabilitation Facility Prospective Payment System for FFY 2008 (“IRF-PPS Rule”). The IRF-PPS Rule includes the following payment and policy changes:

•                  An update to the IRF payment rate equal to the market basket of 3.2%;

•                  A continuation of the phase-in to a 75% compliance threshold, which when fully phased in requires that at least 75% of an IRF’s total inpatient population have one of the 13 designated medical conditions for which intensive inpatient rehabilitation services are medically necessary; and

•                  An increase in the outlier threshold for high cost outlier cases from $5,534 to $7,362.

                In December 2007, the Medicare, Medicaid and State Children’s Health Insurance Program (“SCHIP”) Extension Act of 2007 permanently set at 60% the threshold for rehabilitation hospitals and units to qualify as IRFs. The act also requires the continued the use of comorbidities in the determination of compliance, which use was set to expire on July 1, 2008. In order to fund these changes, the IRF-PPS market basket update to the payment rate for FFY 2008, which effective October 1, 2007 is 3.2%, will be reduced to zero effective April 1, 2008 and will remain frozen at zero through FFY 2009. Because our hospitals are currently meeting the 60% threshold, only the market basket rate freeze will impact our revenues in FFY 2008. The rate reduction effective April 1, 2008 will likely negate any expected annual increase from the Final Rule.

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

•                    A requirement for hospitals to begin reporting seven hospital outpatient quality measures in 2008 in order to receive their full payment update in 2009 (in 2009, hospitals that fail to report data for those measures would receive a 2% reduction in their payment update); and

•                    An increase in the size of the OPPS payment “bundles” and the creation of “composite” APCs that would provide one bundled payment for several major services.

                CMS projects that the combined impact of the payment and policy changes in the OPPS Final Rule will yield an average 3.8% increase in payments for all hospitals, and an average 3.9% increase in payments for hospitals in large urban areas (populations over one million). According to CMS’ estimates, the projected annual impact of the final payment and policy changes for our hospitals is approximately $15 million, an increase of 4.7%. Because of the uncertainty of the factors that may influence our future OPPS payments, including volumes and case mix, we cannot provide any assurances regarding this estimate.

                Long-Term Care Hospitals

                CMS issued a final rule for long-term care hospitals on May 1, 2007 that provides for a 0.71% increase in the payment rate, increases the fixed outlier threshold from $14,887 to $20,738, and revises the payment methodologies for short-stay outliers. The rule also extends the existing 25% cap on admissions for long-term care units within hospitals to all long-term care hospitals such that more than 25% of a hospital’s  admissions from a single source will be paid at the lower IPPS rate. However, in December 2007, the Medicare, Medicaid and SCHIP Extension Act (1) froze the final rule’s payment rate for FFY 2008 at the FFY 2007 level effective April 1, 2008, (2) rescinded the rule’s payment methodology changes for short-stay outliers and (3) placed a three-year moratorium on the application of the 25% cap on long-term acute care hospitals. We operate one long-term care hospital, but we cannot predict the impact the final rule might have on our Medicare net revenues from that hospital because of the restrictions imposed on the rule by the Medicare, Medicaid and SCHIP Extension Act.

                CMS’ Medicare Value-Based Purchasing Program Report

                Congress, through Section 5001(b) of the Deficit Reduction Act of 2005, authorized the Secretary of HHS to develop a plan to implement value-based purchasing (“VBP”) commencing in FFY 2009 for Medicare hospital services paid under the IPPS. By statute, the plan must include consideration of: (1) the development and selection of measures of quality and efficiency in inpatient settings; (2) reporting, collection and validation of quality data; (3) the structure, size and source of value-based payment adjustments; and (4) disclosure of information on hospital performance.

                On November 21, 2007, CMS issued a report to Congress with its plan to implement a VBP program. In the report, CMS proposes to transform Medicare from a passive payer of claims to an active purchaser of care. The options in the report build on the foundation of the current program of reporting hospital quality data for the annual payment update, which ties a portion of the IPPS annual payment update to a hospital meeting certain requirements, including reporting on a defined set of inpatient quality measures. Under CMS’ proposal, its VBP program would phase out those requirements and would make a portion of a hospital’s payments contingent on actual performance on specified measures, rather than simply on the hospital’s reporting data for these measures. Under VBP, payments to high-performing hospitals would be larger than those to lower performing hospitals because the IPPS would be used to provide financial incentives to drive improvements in clinical quality, patient-centeredness and efficiency. Public reporting of performance on Medicare’s Hospital Compare website, a key component of the current reporting program, would remain an essential component of VBP.

                We cannot predict what action Congress or CMS may take with respect to the development or implementation of a VBP program, nor can we predict at this time what impact, if any, a VBP program might have on our results of operations or cash flows.

                Medicare, Medicaid and SCHIP Extension Act of 2007

                The State Children’s Health Insurance Program provides health insurance to poor children. SCHIP is jointly financed, under the provisions of the Social Security Act, by federal and state governments and administered by the states. Within broad federal guidelines, each state determines the design of its program, eligibility groups, benefit packages, payment levels for coverage, and administrative and operating procedures. SCHIP provided a capped amount of funds to states on a matching basis through September 30, 2007, when it expired. The Medicare, Medicaid and SCHIP Extension Act of 2007, which was signed into law on December 29, 2007, extends funding through March 31, 2009.

                Medicare Recovery Audit Contractor (“RAC”) Initiative

                Section 306 of the Medicare Prescription Drug Improvement and Modernization Act of 2003 directs the Secretary of HHS to demonstrate the use of RACs under CMS’ Medicare Integrity Program in identifying underpayments and overpayments under the Medicare program, and recouping those overpayments. RACs are third-party organizations under contract with CMS, and the law provides that compensation paid to each RAC be based on a percentage of overpayment recoveries identified by the RAC. In 2005, CMS selected three states (California, Florida and New York) to pilot its RAC initiative. Our hospitals in California and Florida were initially excluded from the program because our fiscal intermediary is not located in the demonstration states. In 2007, CMS added three states (Arizona, Massachusetts and South Carolina) to the demonstration, and included hospitals served by our fiscal intermediary in the demonstration. The RAC demonstration is slated to end in March 2008; however, Section 302 of the Tax Relief and Health Care Act of 2006 makes the RAC program permanent and instructs CMS to use RACs to identify Medicare underpayments and overpayments nationwide by 2010. In November 2007, CMS released the revised RAC Statement of Work (“SOW”). The SOW includes several improvements, including placing certain restrictions on the claims subject to review by the RACs, and it delays implementation of the RAC program in some states. Several of our hospitals have received notices of overpayments resulting from RAC reviews. The overpayment determinations are subject to reconsideration and appeal through various forums, and we will pursue the reversal of the determinations where appropriate; however, we cannot predict the outcome of the appeals. In addition to overpayments identified by the RACs that are not reversed, we will incur additional costs to respond to requests for records and pursue the reversal of payment denials. We cannot predict the impact of future RAC reviews on our results of operations or cash flows.

                MedPAC Recommendations

                The Medicare Payment Advisory Commission (“MedPAC”) is an independent Congressional agency established by the Balanced Budget Act of 1997 to advise Congress on issues affecting the Medicare program. The Commission’s statutory mandate is quite broad; in addition to advising Congress on payments to private health plans participating in Medicare and providers in Medicare’s traditional fee-for-service program, MedPAC is also tasked with analyzing access to care, quality of care and other issues affecting Medicare.

On January 10, 2008, MedPAC commenced a two-day public meeting to address ongoing Medicare issues and policy questions. Their recommendations affecting hospital payments include the following:

•                  Congress should increase payment rates for the acute inpatient and outpatient prospective payment systems in 2009 by the projected rate of increase in the hospital market basket index;

•                  Congress should reduce the IME adjustment in 2009 by 1% to 4.5% per 10% increment in the resident-to-bed ratio, and the funds obtained by reducing the IME adjustment should be used to fund a quality incentive payment program; and

•                  The update to the payment rates for IRF services should be eliminated for FFY 2009.

We cannot predict what actions, if any, Congress or CMS may take with respect to MedPAC’s recommendations or what impact those actions may have on our operations. Any actions could have a material adverse impact on our results of operations or cash flows.

                FFY 2009 Budget Proposal

                On February 4, 2008, the White House released its FFY 2009 budget proposal, which includes nearly $182 billion in Medicare cuts over five years. The proposed cuts affecting hospitals include:

•                   A three-year market basket freeze for FFYs 2009-2011, with an annual reduction to the market basket of 0.65% thereafter in FFYs 2008 through 2012 for hospital inpatient and outpatient services, as well as IRF services;

•                   A 5% reduction to capital payments in FFY 2009;

•                   A 30% reduction in disproportionate share payments over two years;

•                   A reduction of the Medicare IME add-on percentage from 5.5% to 2.2% over three years;

•                   Implementation of the Administration’s VBP program over five years; and

•                   A phase-out of Medicare bad debt payments over four years.

Most of the budget proposals require Congressional action, and we cannot predict what action, if any, Congress will take on these proposals.

                Regulations Addressing Serious Medical Events

                In an effort to encourage hospitals to improve quality of care, the Medicare program and certain state Medicaid programs have taken steps to reduce or withhold payments to hospitals for treatment given to patients whose conditions were caused by serious medical error. Under rules that go into effect on October 1, 2008, Medicare will no longer pay hospitals for the higher costs of care resulting from eight complications, including falls, objects left inside patients during surgery, pressure ulcers and three types of hospital-acquired infections. Certain states have established policies or proposed legislation to prohibit hospitals from charging or receiving payment from their Medicaid programs for highly preventable adverse medical events (sometimes called “serious reportable events” or “never events”), which were developed by the National Quality Forum, a non-profit organization that seeks to improve the quality of American healthcare. These errors include wrong-site surgery, serious medication mistakes and discharging a baby to the wrong mother, among others. In some states, including California, hospitals are required to report certain adverse events to a state agency charged with publicizing the events, as well as the results of any ensuing investigation conducted by the agency. We believe that our Commitment to Quality initiative, which utilizes the most current evidence-based techniques to improve the way we provide care, reduces our exposure to serious reportable events, but we are unable to predict the future impact of this development on our business, financial condition, results of operations or cash flows.

                PRIVATE INSURANCE

                Managed Care

                We currently have thousands of managed care contracts with various health maintenance organizations (“HMOs”) and preferred provider organizations (“PPOs”). HMOs generally maintain a full-service health care delivery network comprised of physician, hospital, pharmacy and ancillary service providers that HMO members must access through an assigned “primary care” physician. The member’s care is then managed by his or her primary care physician and other network providers in accordance with the HMO’s quality assurance and utilization review guidelines so that appropriate health care can be efficiently delivered in the most cost-effective manner. HMOs typically provide no benefit or reimbursement to their members who use non-contracted health care providers for non-emergency care.

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

                The amount of our managed care net patient revenue during the years ended December 31, 2007, 2006 and 2005 was $4.6 billion, $4.3 billion and $4.1 billion, respectively. Approximately 58% of our managed care net patient revenues for the year ended December 31, 2007 was derived from our top ten managed care payers. National payers generate approximately 43% of our total net managed care revenues. The remainder comes from regional or local payers. At December 31, 2007 and 2006, approximately 51% and 53%, respectively, of our net accounts receivable related to continuing operations were due from managed care payers.

                We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have had ten consecutive quarters of improved year-over-year managed care pricing, we expect some moderation in the pricing percentage increases in the future.

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

                Self-pay accounts pose significant collectability problems. At December 31, 2007 and 2006, approximately 8% and 7%, respectively, of our net accounts receivable related to continuing operations were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients. We have performed systematic analyses to focus our attention on drivers of bad debt for each hospital. Specifically, pilots for new initiatives to ensure patients are receiving the optimal level of care at the appropriate time in the best setting are being introduced in a few of our hospitals to minimize inappropriate use of our emergency departments for non-emergent and non-urgent services. While emergency department use is the primary contributor to our provision for doubtful accounts in the aggregate, this is not the case at all hospitals. As a result, we are increasing our focus on targeted initiatives that concentrate on non-emergency department patients. These initiatives are intended to promote process efficiencies in working self-pay accounts we deem highly collectible. This is just one example of our continuous improvement efforts dedicated to modifying and refining our processes, enhancing our technology and improving staff training throughout the revenue cycle in an effort to increase collections and reduce accounts receivable.

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

                We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. Charity care gross charges for the years ended December 31, 2007, 2006 and 2005 were $637 million, $613 million and $561 million, respectively. Both the cost of providing these benefits and the forgone revenue under our Compact would be substantially less than the gross charge amounts.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007 COMPARED TO
THE YEAR ENDED DECEMBER 31, 2006

                The following two tables summarize our net operating revenues, operating expenses and operating income (loss) from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the years ended December 31, 2007 and 2006:

	Years Ended December 31,
	2007	2006	Increase (Decrease)
Net operating revenues:
General hospitals	$8,680	$8,300	$380
Other operations	172	153	19
Net operating revenues	8,852	8,453	399
Operating expenses:
Salaries, wages and benefits	3,964	3,775	189
Supplies	1,573	1,532	41
Provision for doubtful accounts	567	502	65
Other operating expenses, net	2,047	1,949	98
Depreciation	330	309	21
Amortization	32	28	4
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	60	338	(278)
Hurricane insurance recoveries, net of costs	(3)	(14)	11
Litigation and investigation costs	13	766	(753)
Operating income (loss)	$269	$(732)	$1,001

	Years Ended December 31,
	2007	2006	Increase (Decrease)
Net operating revenues:
General hospitals	98.1%	98.2%	(0.1)%
Other operations	1.9%	1.8%	0.1%
Net operating revenues	100.0%	100.0%	—%
Operating expenses:
Salaries, wages and benefits	44.8%	44.7%	0.1%
Supplies	17.8%	18.1%	(0.3)%
Provision for doubtful accounts	6.4%	5.9%	0.5%
Other operating expenses, net	23.1%	23.1%	—%
Depreciation	3.7%	3.7%	—%
Amortization	0.4%	0.3%	0.1%
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	0.7%	4.0%	(3.3)%
Hurricane insurance recoveries, net of costs	—%	(0.2)%	0.2%
Litigation and investigation costs	0.1%	9.1%	(9.0)%
Operating income (loss)	3.0%	(8.7)%	11.7%

                Net operating revenues of our continuing general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (primarily rental income, management fee revenue and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) rehabilitation hospitals and a long-term-care facility, and (3) equity earnings of unconsolidated affiliates that are not directly associated with our general hospitals. None of our individual hospitals represented more than 5% of our net operating revenues or more than 15% of our total assets, excluding goodwill and intercompany receivables, at December 31, 2007 and 2006.

                Net operating revenues from our other operations were $172 million and $153 million for the years ended December 31, 2007 and 2006, respectively. Since 2006, we have seen an increase in revenues from physician practices. Equity earnings of unconsolidated affiliates, included in our net operating revenues from other operations, were $20 million and $6 million for the years ended December 31, 2007 and 2006, respectively.

                The table below shows certain selected historical operating statistics for our continuing general hospitals:

	Years Ended December 31,
	2007	2006	Increase (Decrease)
	(Dollars in Millions, Except Per Patient Day, Per Admission and Per Visit Amounts)
Net inpatient revenues(1)	$5,967	$5,789	3.1%
Net outpatient revenues(1)	$2,590	$2,393	8.2%
Number of general hospitals (at end of period)	54	53	1	(2)
Licensed beds (at end of period)	14,516	14,283	1.6%
Average licensed beds	14,379	14,366	0.1%
Utilization of licensed beds(3)	52.5%	53.6%	(1.1	)%(2)
Patient days	2,757,848	2,812,740	(2.0)%
Adjusted patient days(4)	3,937,329	3,958,689	(0.5)%
Net inpatient revenue per patient day	$2,164	$2,058	5.2%
Admissions(5)	556,025	561,198	(0.9)%
Adjusted patient admissions(4)	799,072	795,850	0.4%
Net inpatient revenue per admission	$10,732	$10,315	4.0%
Average length of stay (days)	5.0	5.0	—	(2)
Surgeries	388,996	399,351	(2.6)%
Net outpatient revenue per visit	$641	$583	9.9%
Outpatient visits	4,042,350	4,102,587	(1.5)%

(1)          Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues for the years ended December 31, 2007 and 2006 include self-pay revenues of $280 million and $240 million, respectively. Net outpatient revenues for the years ended December 31, 2007 and 2006 include self-pay revenues of $355 million and $282 million, respectively.

(2)          The change is the difference between 2007 and 2006 amounts shown.

(3)          Utilization of licensed beds represents patient days divided by average licensed beds divided by number of days in the period.

(4)          Adjusted patient admissions/days represent actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the result by gross inpatient revenues.

(5)          Self-pay admissions represent 4.4% and 4.0% of total admissions for the years ended December 31, 2007 and 2006, respectively. Charity care admissions represent 1.9% and 2.0% of total admissions for the years ended December 31, 2007 and 2006, respectively.

                The table below shows certain selected historical operating statistics for our continuing general hospitals on a same-hospital basis. The impact of our acquisition of Coastal Carolina Medical Center at the end of June 2007 is excluded from same-hospital statistics for the year ended December 31, 2007.

	Years Ended December 31,
	2007	2006	Increase (Decrease)
	(Dollars in Millions, Except Per Patient Day, Per Admission and Per Visit Amounts)
Net inpatient revenues(1)	$5,961	$5,789	3.0%
Net outpatient revenues(1)	$2,581	$2,393	7.9%
Number of general hospitals (at end of period)	53	53	—	(2)
Licensed beds (at end of period)	14,475	14,283	1.3%
Average licensed beds	14,355	14,366	(0.1)%
Utilization of licensed beds(3)	52.5%	53.6%	(1.1	)%(2)
Patient days	2,754,533	2,812,740	(2.1)%
Adjusted patient days(4)	3,927,936	3,958,689	(0.8)%
Net inpatient revenue per patient day	$2,164	$2,058	5.2%
Admissions(5)	555,318	561,198	(1.0)%
Adjusted patient admissions(4)	797,069	795,850	0.2%
Net inpatient revenue per admission	$10,734	$10,315	4.1%
Average length of stay (days)	5.0	5.0	—	(2)
Surgeries	388,487	399,351	(2.7)%
Net outpatient revenue per visit	$642	$583	10.1%
Outpatient visits	4,021,945	4,102,587	(2.0)%

(1)          Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues for the years ended December 31, 2007 and 2006 include self-pay revenues of $280 million and $240 million, respectively. Net outpatient revenues for the years ended December 31, 2007 and 2006 include self-pay revenues of $352 million and $282 million, respectively.

(2)          The change is the difference between 2007 and 2006 amounts shown.

(3)          Utilization of licensed beds represents patient days divided by average licensed beds divided by number of days in the period.

(4)          Adjusted patient admissions/days represent actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the result by gross inpatient revenues.

(5)          Self-pay admissions represent 4.4% and 4.0% of total admissions for the years ended December 31, 2007 and 2006, respectively. Charity care admissions represent 1.9% and 2.0% of total admissions for the years ended December 31, 2007 and 2006, respectively.

                REVENUES

                During the year ended December 31, 2007, net operating revenues from continuing operations increased 4.7% compared to the year ended December 31, 2006.

                Same-hospital outpatient visits, surgeries, patient days and admissions were lower during the year ended December 31, 2007 compared to the year ended December 31, 2006 by 2.0%, 2.7%, 2.1% and 1.0%, respectively. We believe the following factors continue to contribute to the overall decline in our inpatient and outpatient volume levels: (1) loss of patients to competing health care providers; (2) challenges in physician recruitment, retention and attrition, specifically with respect to recruiting physicians at our Florida hospitals to replace doctors who have retired or relocated; (3) strategic reduction of services related to our Targeted Growth Initiative discussed in “Executive Overview — Significant Challenges — Company-Specific Volume Challenge” above; (4) a previously disclosed lawsuit filed by the University of Southern California, which we believe has negatively impacted volumes at our USC University Hospital; (5) population trends in Florida; and (6) unfavorable publicity about us, which impacts our relationships with physicians and patients.

                Our same-hospital net inpatient revenues for the year ended December 31, 2007 increased by 3.0% compared to the prior year. There were various positive and negative factors impacting our net inpatient revenues.

                The positive factors include:

•           Improved managed care pricing as a result of renegotiated contracts;

•           Favorable net adjustments for prior-year cost reports and related valuation allowances, primarily attributable to Medicare and Medicaid, of $47 million in 2007 compared to $37 million in 2006; and

•           An increase in disproportionate share payments under various states Medicaid programs to $170 million in 2007 from $160 million in 2006.

                The negative factors include:

•                    Lower overall volumes, particularly at our Florida hospitals and USC University Hospital in California; and

•                    A shift in volume from traditional Medicaid to managed Medicaid plans.

                Same-hospital net outpatient revenues during the year ended December 31, 2007 increased 7.9% compared to the year ended December 31, 2006, although overall same-hospital outpatient visits decreased 2.0% in 2007. The primary reason for the same-hospital net outpatient revenue increase is improved managed care pricing.

                SALARIES, WAGES AND BENEFITS

                Salaries, wages and benefits expense as a percentage of net operating revenues was flat for the year ended December 31, 2007 compared to the year ended December 31, 2006. Salaries, wages and benefits per adjusted patient day increased approximately 5.6% in 2007 compared to 2006. The increase is primarily due to merit increases since the prior year and a greater number of employed physicians.

As of December 31, 2007, approximately 22% of the employees at our hospitals and related health care facilities were represented by labor unions. Labor relations at our facilities generally have been satisfactory. We, and the hospital industry in general, are continuing to see an increase in the amount of union activity across the country. As union activity increases at our hospitals, our salaries, wages and benefits expense may increase more rapidly than our net operating revenues.

                In November 2007, we entered into new collective bargaining agreements with the Service Employees International Union (“SEIU”) to replace expired collective bargaining agreements at 14 hospitals in California and two hospitals in Florida. We also entered into a collective bargaining agreement with the SEIU at Coral Gables Hospital in Florida after certain employees voted in favor of union representation at that facility in March 2007. The SEIU agreements set stable and competitive wage increases within our budgeted expectations for union-represented employees. In August 2007, we entered into successor, four-year collective bargaining agreements with the California Nurses Association (“CNA”) that cover nurses at nine hospitals in California. The CNA agreements provide for wage increases within our budgeted expectations. We have also entered into separate “peace accords” with both the SEIU and the CNA that provide each union with limited access to attempt to organize our employees. In March 2007, we reached an agreement with the United Nurses Associations of California (“UNAC”) on a new labor contract for nurses represented at four hospitals in California. The UNAC agreement includes improvements in employee wages, work rules and benefits. We do not anticipate that any of the union and labor agreements we reached in 2007 will have a material adverse effect on our results of operations.

                Included in salaries, wages and benefits expense in the year ended December 31, 2007 is $40 million of stock-based compensation expense compared to $50 million in 2006. The decrease is due to the vesting of higher grant-date fair value awards from prior years and the issuance of new awards at lower grant-date fair values primarily due to our lower stock price.

                SUPPLIES

                Supplies expense as a percentage of net operating revenues decreased slightly for the year ended December 31, 2007 compared to 2006; however, supplies expense per adjusted patient day increased approximately 3.2% in 2007 compared to 2006. This increase in supplies expense reflected higher costs for implants and pacemakers due to inflation and technology improvements, partially offset by lower cardiovascular and pharmaceutical supply costs, which resulted from a decrease in cardiovascular procedures and our efforts to use more cost-effective pharmaceuticals.

                We strive to control supplies expense through product standardization, bulk purchases, contract compliance, improved utilization and operational improvements that should minimize waste. The items of current cost reduction focus continue to be cardiac stents and pacemakers, orthopedic implants and high-cost pharmaceuticals. We also utilize the group-purchasing strategies and supplies-management services of Broadlane, Inc., a company in which we currently hold a 48% interest. Broadlane offers group-purchasing procurement strategy, outsourcing and e-commerce services to the health care industry.

                PROVISION FOR DOUBTFUL ACCOUNTS

                The provision for doubtful accounts as a percentage of net operating revenues increased slightly for the year ended December 31, 2007 compared to 2006, primarily due to higher self-pay revenues. The table below shows the net accounts receivable and allowance for doubtful accounts by payer:

	December 31, 2007			December 31, 2006
	Accounts Receivable Before Allowance For Doubtful Accounts	Allowance For Doubtful Accounts	Net	Accounts Receivable Before Allowance For Doubtful Accounts	Allowance For Doubtful Accounts	Net
	(In Millions)
Medicare	$163	$—	$163	$168	$—	$168
Medicaid	133	—	133	140	—	140
Cost report settlements	(17)	—	(17)	(43)	—	(43)
Commercial managed care	568	98	470	623	133	490
Governmental managed care	188	—	188	163	—	163
Self-pay uninsured	200	158	42	169	149	20
Self-pay balance after	137	70	67	133	64	69
Estimated future recoveries from accounts assigned to collection agencies	36	—	36	38	—	38
Other	302	74	228	268	85	183
Total continuing operations	1,710	400	1,310	1,659	431	1,228
Total discontinued operations	116	41	75	252	67	185
	$1,826	$441	$1,385	$1,911	$498	$1,413

                A significant portion of our provision for doubtful accounts relates to self-pay patients. Collection of accounts receivable has been a key area of focus, particularly over the past several years, as we have experienced adverse changes in our business mix. Our current estimated collection rate on self-pay accounts is approximately 36%, including collections from point-of-service through collections by our in-house collection agency or external collection vendors. This self-pay collection rate includes payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being classified and assigned to our in-house self-pay collection group. The comparable self-pay collection percentage as of December 31, 2006 was approximately 32%. Our provision for doubtful accounts in the fourth quarter of 2007 includes a $19 million favorable adjustment in the estimate of necessary bad debt reserve levels at year-end primarily related to uninsured patients’ billings in 2007 compared to a favorable adjustment of $8 million in the fourth quarter of 2006. The change in anticipated collections as of December 31, 2007 was based on a look-back period of 18 months of collections.

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

                We continue to focus on revenue cycle initiatives to improve cash flow. One specific initiative that was started during the three months ended September 30, 2006 and is expected to be completed in 2008 is the Center for Patient Access Services, which is a centralized dedicated operation that performs financial clearance, including completing insurance eligibility checks, documenting verification of benefits, providing required notifications to managed care payers, obtaining pre-authorizations when necessary and contacting the patient to offer pre-service financial counseling. Although we continue to improve our methodology for evaluating the collectability of our accounts receivable, we may incur future charges if there are unfavorable changes in the trends affecting the net realizable value of our accounts receivable.

                We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”), and (4) accounts receivable aging. The following tables present the approximate aging by payer of our continuing operations’ net accounts receivable of $1.327 billion and $1.271 billion, excluding cost report settlements payable and valuation allowances of $17 million and $43 million, at December 31, 2007 and 2006, respectively:

	December 31, 2007
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	96%	63%	75%	34%	68%
61-120 days	3%	25%	15%	25%	17%
121-180 days	1%	12%	5%	12%	7%
Over 180 days	—%	—%	5%	29%	8%
Total	100%	100%	100%	100%	100%

	December 31, 2006
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	98%	60%	74%	31%	68%
61-120 days	2%	26%	16%	26%	17%
121-180 days	—%	14%	6%	12%	7%
Over 180 days	—%	—%	4%	31%	8%
Total	100%	100%	100%	100%	100%

                Our AR Days from continuing operations were 54 days at December 31, 2007 and 53 days at December 31, 2006. AR Days at December 31, 2007 and 2006 are within our target of less than 60 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the relevant quarter divided by our revenue from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

                As of December 31, 2007, we had a cumulative total of patient account assignments dating back at least three years or older of approximately $4.7 billion related to our continuing operations being pursued by our in-house and outside collection agencies or vendors. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts at collection agencies is determined based on our historical experience and recorded in accounts receivable.

                Patient advocates from our Medical Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under our MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 83% of all accounts in our MEP are ultimately approved for benefits under a government program such as Medicaid.

                The following table shows the approximate amount of net accounts receivable in our MEP, still awaiting determination of eligibility under a government program at December 31, 2007 and 2006, by aging category:

	December 31,
	2007	2006
0-60 days	$61	$55
61-120 days	16	19
121-180 days	6	9
Over 180 days(1)	—	—
Total	$83	$83

(1)          Includes accounts receivable of $10 million at December 31, 2007 and $12 million at December 31, 2006 that are fully reserved.

                OTHER OPERATING EXPENSES

                Other operating expenses as a percentage of net operating revenues were 23.1% for both the years ended December 31, 2007 and 2006. Other operating expense per adjusted patient day increased approximately 5.7% in 2007 compared to 2006 due to higher physician fees, contracted services and information technology services costs. Also included in other operating expenses is malpractice expense of $173 million for the year ended December 31, 2007 compared to $186 million for the year ended December 31, 2006. The decrease is due primarily to lower patient volume levels, tort reform in several states, and reduced claims experience and ultimate indemnity paid on claims.

                Also included in other operating expenses in the year ended December 31, 2007 is $2 million in net gains compared to $3 million in net losses in the year ended December 31, 2006. The 2007 amount includes an $8 million net gain on the sale of a medical office building in Florida, offset by various immaterial losses on sales of equipment.

                IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL AND RESTRUCTURING CHARGES

                During the year ended December 31, 2007, we recorded net impairment and restructuring charges of $60 million, net of insurance recoveries of $5 million, compared to $338 million, net of insurance recoveries of $3 million, for the year ended December 31, 2006. The primary reason for the decrease is lower impairment charges in 2007. See Note 5 to the Consolidated Financial Statements for additional detail of these charges and related liabilities.

                In the second quarter of 2006, we announced several changes to our operating structure. Because of the restructuring of our regions, our goodwill reporting units (as defined in Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”) changed in the second quarter of 2006, requiring us to perform a goodwill impairment evaluation. Based on this evaluation, we recorded a goodwill impairment charge of approximately $35 million during the three months ended June 30, 2006 based on the estimated fair value of goodwill associated with the reconfigured reporting units. In addition, as part of our annual impairment test, we recorded a goodwill impairment charge of $152 million in the quarter ended December 31, 2006 for our former Central-Northeast region due to a lower estimated fair value as a result of adverse industry and company-specific challenges that continued to affect our operating results and our anticipated future financial trends, including reduced patient volumes, high levels of bad debt expense related to uninsured and underinsured patients, and continued pressure on labor and supply costs. We estimated the fair value of the goodwill based on appraisals, established market values of comparable assets, or internal estimates of future net cash flows.

                Our impairment tests presume stable or, in some cases, improving results in our hospitals. If these expectations are not met, or if in the future negative trends occur that impact our future outlook, further impairments of long-lived assets and goodwill may occur, and we will incur additional restructuring charges. Future restructuring of our regions that changes our goodwill reporting units could also result in further impairments of our goodwill.

                LITIGATION AND INVESTIGATION COSTS

                Litigation and investigation costs in continuing operations for the year ended December 31, 2007 were $13 million compared to $766 million for the year ended December 31, 2006. The amount for 2007 includes a $7 million increase in the estimated liabilities for wage and hour actions and other unrelated employment matters further described in Note 13 to the Consolidated Financial Statements. The 2006 expenses primarily consisted of legal settlements with the federal government and costs to defend ourselves in various lawsuits.

                INCOME TAX BENEFIT

                Income taxes in the year ended December 31, 2007 included:

(1)                          an income tax benefit of $67 million to reduce our estimated liabilities for uncertain tax positions, including interest;

(2)                          income tax expense of $48 million to increase the valuation allowance for our deferred tax assets; and

(3)                          a state income tax benefit of $10 million, net of federal benefit, to increase deferred tax assets related to state tax credits as a result of enactment of recent legislation.

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

(3)                          income tax expense of $124 million to increase the valuation allowance for our deferred tax assets, including the impact on the valuation allowance of an IRS Revenue Agent’s Report (the “RAR”) discussed in Note 14 to the Consolidated Financial Statements; and

(4)                          an income tax benefit of $41 million to reflect changes in our tax contingency reserves, including interest and including the impact of the RAR and settlement discussed in Note 14 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 COMPARED TO
THE YEAR ENDED DECEMBER 31, 2005

                The following two tables summarize our net operating revenues, operating expenses and operating loss from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the years ended December 31, 2006 and 2005.

	Years Ended December 31,
	2006	2005	Increase (Decrease)
Net operating revenues:
General hospitals	$8,300	$8,156	$144
Other operations	153	170	(17)
Net operating revenues	8,453	8,326	127
Operating expenses:
Salaries, wages and benefits	3,775	3,807	(32)
Supplies	1,532	1,516	16
Provision for doubtful accounts	502	567	(65)
Other operating expenses, net	1,949	1,848	101
Depreciation	309	301	8
Amortization	28	26	2
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	338	38	300
Hurricane insurance recoveries, net of costs	(14)	12	(26)
Litigation and investigation costs	766	212	554
Loss from early extinguishment of debt	—	15	(15)
Operating loss	$(732)	$(16)	$(716)

	Years Ended December 31,
	2006	2005	Increase (Decrease)
Net operating revenues:
General hospitals	98.2%	98.0%	0.2%
Other operations	1.8%	2.0%	(0.2)%
Net operating revenues	100.0%	100.0%	—%
Operating expenses:
Salaries, wages and benefits	44.7%	45.8%	(1.1)%
Supplies	18.1%	18.2%	(0.1)%
Provision for doubtful accounts	5.9%	6.8%	(0.9)%
Other operating expenses, net	23.1%	22.2%	0.9%
Depreciation	3.7%	3.6%	0.1%
Amortization	0.3%	0.3%	—%
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	4.0%	0.5%	3.5%
Hurricane insurance recoveries, net of costs	(0.2)%	0.1%	(0.3)%
Litigation and investigation costs	9.1%	2.5%	6.6%
Loss from early extinguishment of debt	—%	0.2%	(0.2)%
Operating loss	(8.7)%	(0.2)%	(8.5)%

                None of our individual hospitals represented more than 5% of our net operating revenues or more than 15% of our total assets, excluding goodwill and intercompany receivables, at December 31, 2006 and 2005. Net operating revenues from our other operations were $153 million and $170 million for the years ended December 31, 2006 and 2005, respectively. Equity earnings of unconsolidated affiliates, included in these amounts, were $6 million and $10 million for 2006 and 2005, respectively.

                The table below shows certain selected historical operating statistics for our continuing general hospitals:

	Years Ended December 31,
	2006	2005	Increase (Decrease)
	(Dollars in Millions, Except Per Patient Day, Per Admission and Per Visit Amounts)
Net inpatient revenues(1)	$5,789	$5,649	2.5%
Net outpatient revenues(1)	$2,393	$2,393	—%
Number of general hospitals (at end of period)	53	53	—	(2)
Licensed beds (at end of period)	14,283	14,463	(1.2)%
Average licensed beds	14,366	14,470	(0.7)%
Utilization of licensed beds(3)	53.6%	55.7%	(2.0	)%(2)
Patient days	2,812,740	2,940,639	(4.3)%
Adjusted patient days(4)	3,958,689	4,100,028	(3.4)%
Net inpatient revenue per patient day	$2,058	$1,921	7.1%
Admissions(5)	561,198	573,651	(2.2)%
Adjusted patient admissions(4)	795,850	806,724	(1.3)%
Net inpatient revenue per admission	$10,315	$9,847	4.8%
Average length of stay (days)	5.0	5.1	(0.1	)(2)
Surgeries	399,351	412,192	(3.1)%
Net outpatient revenue per visit	$583	$552	5.6%
Outpatient visits	4,102,587	4,333,922	(5.3)%

(1)          Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues for the years ended December 31, 2006 and 2005 include self-pay revenues of $240 million and $268 million, respectively. Net outpatient revenues for the years ended December 31, 2006 and 2005 include self-pay revenues of $282 million and $340 million, respectively.

(2)          The change is the difference between 2006 and 2005 amounts shown.

(3)          Utilization of licensed beds represents patient days divided by average licensed beds divided by number of days in the period.

(4)          Adjusted patient admissions/days represent actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the result by gross inpatient revenues.

(5)          Self-pay admissions represent 4.0% and 3.7% of total admissions for the years ended December 31, 2006 and 2005, respectively. Charity care admissions represent 2.0% and 1.7% of total admissions for the years ended December 31, 2006 and 2005, respectively.

                        REVENUES

                During the year ended December 31, 2006, net operating revenues from continuing operations increased 1.5% compared to the year ended December 31, 2005 due to improved managed care pricing, partially offset by lower volumes. Net operating revenues were also impacted by the discounts recorded on self-pay accounts under our Compact. Total Compact discounts, which reduced net operating revenues, for the years ended December 31, 2006 and 2005, were $876 million and $750 million, respectively.

                Outpatient visits, surgeries, patient days and admissions were lower during the year ended December 31, 2006 compared to the year ended December 31, 2005 by 5.3%, 3.1%, 4.3% and 2.2%, respectively. We believe the following factors contributed to the overall decline in our inpatient and outpatient volume levels: (1) loss of patients to competing health care providers; (2) challenges in physician recruitment, retention and attrition; (3) strategic reduction of services related to our Targeted Growth Initiative; and (4) unfavorable publicity about us as a result of legacy lawsuits and government investigations, which impacted our relationships with physicians and patients.

                Our net inpatient revenues for the year ended December 31, 2006 increased 2.5% compared to the prior year. There were various positive and negative factors that impacted our net inpatient revenues.

                The positive factors include:

•                  Improved managed care pricing as a result of contracts renegotiated in 2006 and late 2005, partially offset by a reduction in stop-loss payments from $364 million in 2005 to $308 million in 2006. The improved managed care pricing was also partially offset by an overall shift in our managed care patient mix towards plans with lower levels of reimbursement, including: (1) national payers whose contract terms typically generate lower yields; and (2) managed care Medicare and Medicaid insurance plans, which typically generate lower yields than commercial managed care plans; and

•                  Medicaid disproportionate share revenue of $160 million in 2006 compared to $112 million in 2005.

                The negative factors include:

•                  Lower patient volumes, including Medicare, Medicaid and commercial managed care volumes;

•                  Favorable net adjustments for prior-year cost reports and related valuation allowances, primarily related to Medicare and Medicaid, in 2006 of $37 million, including a favorable adjustment of $17 million as a result of a change in estimate of the valuation allowances necessary for prior-year cost report periods not yet audited and settled by our fiscal intermediary, versus a favorable net adjustment in 2005 of $45 million; and

•                  Compact discounts of $443 million in 2006 versus $383 million in 2005, which reduced net inpatient revenue.

                Net outpatient revenues during the year ended December 31, 2006 were flat compared to 2005. Net outpatient revenues were negatively impacted by the implementation of the Compact. During the year ended December 31, 2006, approximately $434 million in discounts were recorded on outpatient self-pay accounts under the Compact compared to discounts of $367 million during the year ended December 31, 2005. As previously mentioned, outpatient visits also decreased 5.3% for the year ended December 31, 2006 compared to 2005. The primary reasons for this decrease are lower rehabilitation visits, closures or joint venture arrangements with respect to various outpatient centers, and the increasing competition we are experiencing from physician-owned entities providing outpatient services. The reduction in outpatient ancillary visits, coupled with an increase in emergency room visits and improved managed care pricing, contributed to an overall increase in our net outpatient revenue per visit.

                SALARIES, WAGES AND BENEFITS

                Salaries, wages and benefits expense as a percentage of net operating revenues decreased for the year ended December 31, 2006 compared to 2005. Salaries, wages and benefits per adjusted patient day increased approximately 2.9% in 2006 compared to 2005. The increase is primarily due to less effective flexing of staff during volume declines, partially offset by lower overall benefit costs in 2006 primarily due to a reduction in the 401(k) plan maximum matching percentage from 5% to 3%.

                Included in salaries, wages and benefits expense in the year ended December 31, 2006 is $50 million of stock compensation expense compared to $48 million in the year ended December 31, 2005.

                SUPPLIES

                Supplies expense as a percentage of net operating revenues was essentially flat for the year ended December 31, 2006 compared to 2005, however, supplies expense per adjusted patient day increased 3.8% from 2005. The increase in supplies expense was primarily attributable to higher pharmaceutical, orthopedic and implants supply costs. In the case of implants, the higher costs were associated primarily with new products used to provide a higher quality of care to our patients, whereas the higher orthopedic costs primarily reflected inflation of prices. Higher pharmaceutical costs reflected a combination of new products and inflation.

                PROVISION FOR DOUBTFUL ACCOUNTS

                The provision for doubtful accounts as a percentage of net operating revenues decreased for the year ended December 31, 2006 compared to 2005, primarily due to the implementation of the Compact, partially offset by higher levels of uninsured patients. Prior to implementation of the discounting provisions under the Compact, the vast majority of these accounts were ultimately recognized to be uncollectible and, as a result, were then recorded in our provision for doubtful accounts. By offering managed care-style discounts, we are charging the uninsured more affordable rates, whereby they may be better able to meet their financial obligations to pay for services we provide them. The discounts recorded as contractual allowances during the year ended December 31, 2006 were approximately $876 million compared to $750 million in 2005. The increase is substantially due to the phasing-in of the Compact and the fact that Compact discounts were in effect at all 53 of our general hospitals in the year ended 2006, whereas in 2005, our hospitals in Texas implemented the discounting components of the Compact on September 1, 2005 and most of our hospitals in California implemented them effective February 1, 2005. However, we do not expect the Compact to have a material effect on the net economic impact of treating self-pay patients.

                Our collection rate on self-pay accounts as of December 31, 2006 was approximately 32%, including collections from point-of-service through collections by our in-house collection agency or external collection vendors. The comparable self-pay collection percentage as of December 31, 2005 was approximately 24%.

                Our collection rate on managed care accounts as of December 31, 2006 was approximately 97%. The comparable managed care collection percentage as of December 31, 2005 was approximately 96%. In the three months ended June 30, 2005, bad debt expense included a positive adjustment of approximately $33 million to reduce bad debt expense for disputed managed care receivables that were ultimately settled. As a result of these settlements, contractual allowances in 2005 included a corresponding increase that reduced net operating revenues by approximately $29 million.

                The following tables present the approximate aging by payer of our continuing operations’ net accounts receivable of $1.271 billion and $1.377 billion, excluding cost report settlements payable and valuation allowances of $43 million and $90 million, at December 31, 2006 and 2005, respectively:

	December 31, 2006
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	98%	60%	74%	31%	68%
61-120 days	2%	26%	16%	26%	17%
121-180 days	—%	14%	6%	12%	7%
Over 180 days	—%	—%	4%	31%	8%
Total	100%	100%	100%	100%	100%

	December 31, 2005
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	95%	63%	72%	47%	69%
61-120 days	4%	24%	18%	15%	16%
121-180 days	1%	13%	8%	7%	8%
Over 180 days	—%	—%	2%	31%	7%
Total	100%	100%	100%	100%	100%

                Our AR Days from continuing operations decreased to 53 days at December 31, 2006 compared to 58 days at December 31, 2005. AR Days at December 31, 2006 and 2005 are within our target of less than 60 days. The decrease in AR Days reflects improved collections, particularly in our former Texas and Central-Northeast regions.

                OTHER OPERATING EXPENSES

                Other operating expenses for the years ended December 31, 2006 and 2005 were 23.1% and 22.2% of net operating revenue, respectively. The increase is due primarily to increases in fixed costs that do not fluctuate with changes in our patient volumes, such as utilities, property taxes, information technology costs and other contracted services, including physicians’ fees, that continued to result in a higher operating expense percentage even though revenues increased from 2005 to 2006.

                Other operating expenses include malpractice expense of $186 million and $195 million for the years ended December 31, 2006 and 2005, respectively. The decrease in 2006 is due to lower patient volumes and improved loss development.

                Also included in other operating expenses in the year ended December 31, 2006 is $3 million in net losses compared to $4 million of net gains in the year ended December 31, 2005 on sales of equipment and other assets.

                IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL AND RESTRUCTURING CHARGES

                During the year ended December 31, 2006, we recorded net impairment and restructuring charges of $338 million, net of insurance recoveries of $3 million. This compares to impairment and restructuring charges of $38 million for the year ended December 31, 2005. See Note 5 to the Consolidated Financial Statements for additional detail of these charges, reversal of reserves and related liabilities.

                LITIGATION AND INVESTIGATION COSTS

                Litigation and investigation costs in continuing operations for the year ended December 31, 2006 were $766 million compared to $212 million for the year ended December 31, 2005.

                The 2006 expenses were comprised primarily of our June 2006 global civil settlement with the federal government ($711 million), accruals of minimum liabilities on several other cases, and legal and other costs. See Note 13 to the Consolidated Financial Statements for further discussion.

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

(3)                          income tax expense of $124 million to increase the valuation allowance for our deferred tax assets, including the impact on the valuation allowance of the RAR discussed in Note 14 to the Consolidated Financial Statements; and

(4)                          an income tax benefit of $41 million to reflect changes in our tax contingency reserves, including interest and including the impact of the RAR and settlement discussed in Note 14 to the Consolidated Financial Statements.

                Income taxes in the year ended December 31, 2005 included:

(1)                          income tax expense of $79 million to increase the valuation allowance for our deferred tax assets; and

(2)                          an income tax benefit of $28 million to reflect changes in our tax contingency reserves, including interest.

LIQUIDITY AND CAPITAL RESOURCES

                CASH REQUIREMENTS

                Our obligations to make future cash payments under contracts, such as debt and lease agreements, and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, are summarized in the table below, all as of December 31, 2007:

		Years Ending December 31,					Later
	Total	2008	2009	2010	2011	2012	Years
	(In Millions)
Long-term debt(1)	$7,683	$381	$381	$381	$1,381	$898	$4,261
Global civil settlement payable(1)	267	97	97	73	—	—	—
Capital lease obligations(1)	2	—	—	—	—	—	2
Long-term non-cancelable operating leases	404	139	85	53	38	28	61
Standby letters of credit	232	230	2	—	—	—	—
Guarantees(2)	96	65	16	8	3	2	2
Asset retirement obligations	148	—	—	—	—	—	148
Academic affiliation agreements(3)	305	32	25	19	19	19	191
Tax liabilities	188	16	—	61	—	—	111
Supplemental executive retirement plan obligations	546	18	18	19	19	19	453
Information technology contract services	1,267	45	46	48	50	52	1,026
Purchase orders	197	197	—	—	—	—	—
Total	$11,335	$1,220	$670	$662	$1,510	$1,018	$6,255

(1)          Includes interest through maturity date/lease termination.

(2)          Includes minimum revenue guarantees, primarily related to physicians under relocation agreements and physician groups that provide services at our hospitals, and operating lease guarantees.

(3)   These agreements contain various rights and termination provisions.

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

                Our capital expenditures primarily relate to the expansion and renovation of existing facilities, including amounts to comply with applicable laws and regulations, equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new buildings, and various other capital improvements.

                Capital expenditures were $743 million, $693 million and $578 million in the years ended December 31, 2007, 2006 and 2005, respectively. We anticipate that our capital expenditures for the year ending December 31, 2008 will total approximately $600 million to $650 million, including $135 million that was accrued in December 2007, but not paid until 2008. The anticipated capital expenditures include approximately $16 million in 2008 to meet California seismic requirements for our remaining California facilities after all planned divestitures. We currently estimate spending a total of approximately $405 million to comply with the requirements under California’s seismic regulations. This amount has not been adjusted for inflation as there is currently a shortage of supplies, and there is expected to be a limited number of architects, engineers and contractors available to design and perform this work, both of which are causing a high inflation rate at this time. Our budgeted capital expenditures for the year ending December 31, 2008 also include approximately $16 million to improve disability access at certain of our facilities, as a result of a consent decree in a class action lawsuit. We expect to spend a total of approximately $143 million on such improvements over the next four years.

                Interest payments, net of capitalized interest, were $395 million, $376 million and $357 million in the years ended December 31, 2007, 2006 and 2005, respectively. The 2007 interest payments included $15 million related to our global civil settlement with the federal government. We anticipate that our gross interest payments, including capitalized interest, for the year ending December 31, 2008 will be approximately $388 million.

                Income tax refunds, net of tax payments, were approximately $162 million in the year ended December 31, 2007 compared to approximately $215 million in income tax payments, net of refunds received, in the year ended December 31, 2006 and a net income tax refund of $530 million in the year ended December 31, 2005. At December 31, 2007, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss carryforwards of approximately $2.0 billion expiring in 2024 to 2027, (2) approximately $6 million in alternative minimum tax credits with no expiration, and (3) general business credit carryforwards of approximately $12 million expiring in 2023 to 2027.

                SOURCES AND USES OF CASH

                Our liquidity for the year ended December 31, 2007 was primarily derived from cash on hand, marketable securities, proceeds from sales of facilities and other assets related to discontinued operations, income tax refunds, proceeds from the cash surrender value or basis reduction of certain life insurance policies, and cash flow generated from operations. During 2006, our liquidity was primarily derived from sales of facilities, cash on hand, the release of $263 million of restricted cash in connection with our prior letter of credit agreement, and insurance recoveries. For the year ended December 31, 2005, our liquidity was primarily derived from proceeds from the sale of new senior notes, cash flows from operating activities, including a net income tax refund of $530 million, sales of facilities and unrestricted cash on hand.

                Our primary source of operating cash is the collection of accounts receivable. As we experience changes in our business mix and as admissions of uninsured and underinsured patients grow, our operating cash flow is negatively impacted due to lower levels of cash collections and higher levels of bad debt.

                Net cash provided by operating activities was $326 million in 2007 compared to net cash used in operating activities of $462 million in 2006. The increase of $788 million in net cash provided by operating activities was primarily due to payments for legal settlements that were $592 million lower in 2007 and net income tax refunds of $162 million received in 2007 compared to net income tax payments of $215 million in 2006, partially offset by $161 million of insurance recoveries received in 2006. The remaining decrease of $20 million in net cash provided by operating activities is due to the timing of various other payables and receivables.

                During the year ended December 31, 2006, net cash used in operating activities was $462 million. The decrease from 2005 in cash generated by operations, after considering the net income tax refund of $530 million in 2005 compared to net income tax payments of $215 million in 2006, is due primarily to higher payments for litigation settlements, partially offset by $161 million in insurance recoveries in 2006.

                During the year ended December 31, 2005, net cash provided by operating activities was $763 million. The primary contributor was the net income tax refund of $530 million. In addition, lower payments for restructuring and litigation settlements and reduced operating cash requirements related to discontinued operations contributed to the increase from 2004.

                Proceeds from the sales of facilities and other assets related to discontinued operations during 2007, 2006 and 2005 aggregated $91 million, $226 million and $87 million, respectively. In the year ended December 31, 2007, we also received proceeds of $31 million from our investment in Metrocrest Hospital Authority bonds compared to $4 million in the year ended December 31, 2006. Essentially, the source of the 2007 proceeds was our final payment of $31 million under our lease agreement with the Authority to operate two hospitals in the Dallas, Texas area, $22 million of which is classified as a financing outflow in the Consolidated Statement of Cash Flows. As a result of our review of our balance sheet for efficiencies during 2007, we received $82 million in cash surrender value proceeds or basis reduction of certain life insurance policies. In addition, in 2007, we received $6 million in insurance recoveries for hurricane-related property damage. In the year ended December 31, 2006, we received $115 million in insurance proceeds for property damage caused by hurricanes in addition to the $161 million of insurance recoveries received during 2006 for business interruption and other hurricane-related costs ($276 million in total).

                Further initiatives to increase the efficiency of our balance sheet during 2008 could generate incremental cash. These possible initiatives could include the sale of some or all of our medical office buildings, the recapitalization of Broadlane, Inc., in which we hold a 48% interest, and the sale of excess land, buildings or other underutilized or inefficient assets. However, such initiatives require significant marketing and negotiation efforts; therefore, the realization of such incremental cash flow cannot be assured.

                Purchases of property and equipment were $676 million and $681 million for the years ended December 31, 2007 and 2006, respectively. In addition, in the year ended December 31, 2007, we spent approximately $36 million to purchase a hospital in South Carolina and $67 million for construction of hospitals in El Paso, Texas and Mt. Pleasant, South Carolina. In the year ended December 31, 2006, we bought out the joint venture interest of a discontinued operation and purchased certain real estate from the joint venture partner for $28 million and spent $12 million on construction costs for the El Paso hospital.

                In 2006, we replaced our $250 million letter of credit facility with an $800 million senior secured revolving credit facility, which allowed $263 million of cash pledged under the letter of credit facility to be released. In 2005, net cash proceeds from the sale of new senior notes were $773 million. We used the proceeds to redeem other long-term debt, to retire existing bank loans under our credit agreements at the time and for general corporate purposes.

                At December 31, 2007, one of our captive insurance subsidiaries held $2 million of auction rate securities, classified as investments, whose auction failed due to sell orders exceeding buy orders. As of December 31, 2007, we do not believe an other-than-temporary impairment of these securities has occurred due to their credit ratings at that date of Aa2 by Moody’s and the expected longer-term holding period in our captive insurance subsidiary’s investments to be matched with maturing liabilities. The funds associated with failed auctions will not be accessible until a successful auction occurs. These securities are being analyzed each reporting period for other-than-temporary impairment factors. We do not anticipate any future decrease in value of these securities to have a material impact on our financial condition, results of operations or cash flows, and have no other investments that we expect will be negatively affected by the credit crisis in the sub-prime market.

                We have not made any repurchases of our common stock since June 30, 2003. We have issued shares to be held by our benefit plan administrator that are reported as treasury shares until released to our employees as a result of restricted stock unit grants, which entitle employees to receive shares of our common stock in the future.

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

                At December 31, 2007, there were no cash borrowings outstanding under the revolving credit facility, and we had approximately $232 million of letters of credit outstanding. Based on our eligible receivables, the borrowing capacity under the revolving credit facility was $564 million at December 31, 2007. We also had approximately $572 million of cash and cash equivalents on hand at December 31, 2007 to fund our operations and capital expenditures.

                LIQUIDITY

                We believe that existing cash and cash equivalents on hand, marketable securities, availability under our revolving credit facility, future cash provided by operating activities and anticipated sales proceeds from our hospitals held for sale should be adequate to meet our current cash needs. These sources of liquidity should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt and other presently known operating needs. Long-term liquidity for debt service will be dependent on improved cash provided by operating activities, results of balance sheet initiatives previously discussed and, given favorable market conditions, future borrowings or refinancings. However, our cash requirements could be materially affected by the deterioration in our results of operations, as well as the various uncertainties discussed in this and other sections, which could require us to pursue any number of financing options, including, but not limited to, additional borrowings, debt refinancings, asset sales or other financing alternatives. The level, if any, of these financing sources cannot be assured.

                We are aggressively identifying and implementing further actions to control costs and enhance our operating performance, including cash flow. Among the areas being addressed are volume growth, managed care payer contracting, procurement efficiencies, cost standardization, bad debt expense reduction initiatives, underperforming hospitals, and certain hospital and overhead costs not related to patient care. Although these initiatives may result in improved performance, that performance may remain somewhat below our hospital management peers because of geographic and other differences in hospital portfolios.

OFF-BALANCE SHEET ARRANGEMENTS

                Excluding the hospitals whose operating results are included in discontinued operations, our consolidated operating results for each of the years ended December 31, 2007, 2006 and 2005 include $1.4 billion of net operating revenue and $0.1 billion of income from operations generated from eight hospitals operated by us under operating lease arrangements. In accordance with generally accepted accounting principles, the respective assets and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet. The current terms of these operating leases expire between 2009 and 2027, not including lease extensions that we have options to exercise. If these leases expire, we would no longer generate revenue or expenses from these hospitals.

                We have no other off-balance-sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $328 million of standby letters of credit outstanding and guarantees as of December 31, 2007 (shown in the cash requirements table above).

RECENTLY ISSUED ACCOUNTING STANDARDS

                See Note 18 to our Consolidated Financial Statements included in this report for a discussion of recently issued accounting standards.

CRITICAL ACCOUNTING ESTIMATES

                In preparing our Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States, we must use estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base the estimates on historical experience and on assumptions that we believe to be reasonable, given the particular circumstances in which we operate. Actual results may vary from those estimates.

                We consider our critical accounting estimates to be those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine, and (3) may produce materially different outcomes under different conditions or when using different assumptions. Our critical accounting estimates cover the following areas:

•                   Recognition of net operating revenues, including contractual allowances;

•                   Provisions for doubtful accounts;

•                   Accruals for general and professional liability risks;

•                   Accruals for supplemental executive retirement plans;

•                   Accruals for litigation losses;

•                   Impairment of long-lived assets and goodwill;

•                   Asset retirement obligations;

•                   Accounting for income taxes; and

•                   Accounting for stock-based compensation.

                REVENUE RECOGNITION

                We recognize net operating revenues in the period in which services are performed. Net operating revenues consist primarily of net patient service revenues that are recorded based on established billing rates (i.e., gross charges), less estimated discounts for contractual and other allowances, principally for patients covered by Medicare, Medicaid, and managed care and other health plans, as well as uninsured patients under the Compact.

                Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost-based revenues, which were more prevalent in earlier periods, and certain other payments, such as disproportionate share, GME, IME and bad debt expense, which are based on our hospitals’ cost reports, are estimated using historical trends and current factors. Cost report settlements under these programs are subject to audit by Medicare and Medicaid auditors and administrative and judicial review, and it can take several years until final settlement of such matters is determined and completely resolved. Because the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by us could change by material amounts.

                We have a system and estimation process for recording Medicare net patient revenue and estimated cost report settlements. This results in us recording accruals to reflect the expected final settlements on our cost reports. For filed cost reports, we record the accrual based on those cost reports and subsequent activity, and record a valuation allowance against those cost reports based on historical settlement trends. The accrual for periods for which a cost report is yet to be filed is recorded based on estimates of what we expect to report on the filed cost reports, and a corresponding valuation allowance is recorded as previously described. Cost reports must generally be filed within five months after the end of the annual cost report reporting period. After the cost report is filed, the accrual and corresponding valuation allowance may need to be adjusted.

                Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. These estimates are periodically reviewed for accuracy by taking into consideration known contract terms as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursements for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of individual patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

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

                We provide for an allowance against accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer over an 18-month look-back period, and other relevant factors.

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

                Managed care accounts are collected through our hospital-based business offices or regional business offices, whereby the account balances remain in the hospital’s patient accounting system and on the hospital’s books, and are adjusted based on an analysis of the net realizable value as they age. Managed care accounts collected through our hospital-based business offices or regional business offices are gradually written down whereby they are fully reserved if the accounts are not paid within two years.

                Changes in the collectability of aged managed care accounts receivable are ongoing and impact our provision for doubtful accounts. We continue to experience payment pressure from managed care companies concerning amounts of past billings. We aggressively pursue collection of these accounts receivable using all means at our disposal, including arbitration and litigation, but we may not be successful.

                ACCRUALS FOR GENERAL AND PROFESSIONAL LIABILITY RISKS

                We accrue for estimated professional and general liability claims, to the extent not covered by insurance, when they are probable and can be reasonably estimated. We maintain reserves, which are based on actuarial estimates for the portion of our professional liability risks, including incurred but not reported claims, to the extent we do not have insurance coverage. Our estimated liability is based on a number of factors, including the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not reported claims based on historical experience, the timing of historical payments and risk-free discount rates used to determine the present value of future cash flows.

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

                ACCRUALS FOR SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

                Our supplemental executive retirement plan benefit obligations and related costs are calculated using actuarial concepts, within the framework of SFAS No. 87, “Employer’s Accounting for Pensions.” The discount rate is a critical assumption in determining the elements of expense and liability measurement. We evaluate this critical assumption annually. Other assumptions include employee demographic factors such as retirement patterns, mortality, turnover, and rate of compensation increase.

                The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. We increased our discount rate to 6.25% in 2007 from 5.75% in 2006 to reflect market interest rate conditions at our December 31, 2007 measurement date. The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available. A one percentage point decrease in the assumed discount rate would decrease total net periodic pension expense for 2008 by $0.4 million and would increase the projected benefit obligation at December 31, 2007 by $25 million. A one percentage point increase in the assumed discount rate would decrease net periodic pension expense for 2008 by $0.2 million and decrease the projected benefit obligation at December 31, 2007 by $21 million.

                ACCRUALS FOR LITIGATION LOSSES

                We record reserves for litigation losses in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”). Under SFAS 5, a loss contingency is recorded if a loss is probable and can be reasonably estimated. We record probable loss contingencies based on the best estimate of the loss. If a range of loss can be reasonably estimated, but no single amount within the range appears to be a better estimate than any other amount within the range, the minimum amount in the range is accrued. These estimates are often initially developed earlier than when the ultimate loss is known, and the estimates are adjusted if additional information becomes known.

                IMPAIRMENT OF LONG-LIVED ASSETS

                We evaluate our long-lived assets for possible impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future undiscounted cash flows. We calculate the amount of an impairment if the carrying value of the long-lived assets exceeds the fair value of the assets. The fair value of the assets is estimated based on appraisals, established market values of comparable assets or internal estimates of future net cash flows expected to result from the use and ultimate disposition of the asset. The estimates of these future cash flows are based on assumptions and projections we believe to be reasonable and supportable. They require our subjective judgments and take into account assumptions about revenue and expense growth rates. These assumptions may vary by type of facility and presume stable or improving results at our hospitals, depending on their circumstances. If the presumed level of performance does not occur as expected, impairment may result.

                We report long-lived assets to be disposed of at the lower of their carrying amounts or fair values less costs to sell. In such circumstances, our estimates of fair value are based on appraisals, established market prices for comparable assets or internal estimates of future net cash flows.

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

                IMPAIRMENT OF GOODWILL

                Goodwill represents the excess of costs over the fair value of assets of businesses acquired. Goodwill and other intangible assets acquired in purchase business combinations and determined to have indefinite useful lives are not amortized, but instead are subject to impairment tests performed at least annually. For goodwill, we perform the test at the reporting unit level, as defined by appropriate accounting standards, when events occur that require an evaluation to be performed or at least annually. If we determine the carrying value of goodwill is impaired, or if the carrying value of a business that is to be sold or otherwise disposed of exceeds its fair value, then we reduce the carrying value, including any allocated goodwill, to fair value. Estimates of fair value are based on appraisals, established market prices for comparative assets or internal estimates of future net cash flows and presume stable or improving results at our hospitals, depending on their circumstances. If the presumed level of performance does not occur as expected, impairment may result.

                ASSET RETIREMENT OBLIGATIONS

                We recognize the fair value of a liability for legal obligations associated with asset retirements in the period in which it is incurred, in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) and Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” if a reasonable estimate of the fair value of the obligation can be made. When the liability is initially recorded, we capitalize the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost associated with the retirement obligation is depreciated over the useful life of the related asset. Upon settlement of the obligation, any difference between the cost to settle the asset retirement obligation and the liability recorded is recognized as a gain or loss in the Consolidated Statement of Operations.

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

•                  Retirement obligation costs—These costs are estimated based on our knowledge of the applicable laws and regulations, known facts and circumstances of specific obligations, and cost estimates obtained from our knowledge and past experience.

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

                ACCOUNTING FOR INCOME TAXES

                We account for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” as amended by FASB Staff Position No. 48-1 (“FIN 48”). This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Income tax receivables and liabilities and deferred tax assets and liabilities are recognized based on the amounts that more likely than not will be sustained upon ultimate settlement with taxing authorities.

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

                ACCOUNTING FOR STOCK-BASED COMPENSATION

                Effective January 1, 2006, we account for the cost of stock-based compensation using the fair-value method required by SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), under which the cost of stock option grants and other incentive awards to employees, directors, advisors and consultants generally is measured by the fair value of the awards on their grant date and is recognized over the vesting periods of the awards, whether or not the awards had any intrinsic value during the period. Prior to the adoption of SFAS 123(R), we accounted for the cost of stock-based compensation using the fair-value method recommended by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under SFAS 123(R), we estimate the fair value of stock option grants as of the date of each grant, using a binomial lattice model. The key assumptions of the binomial lattice model include:

•                    Expected volatility;

•                    Expected dividend yield;

•                    Expected life;

•                    Expected forfeiture rate;

•                    Risk-free interest rate range;

•                    Early exercise threshold; and

•                    Early exercise rate.

                The expected volatility used in the binomial lattice model incorporates historical and implied share-price volatility and is based on an analysis of historical prices of our stock and open market exchanged options. The expected volatility reflects the historical volatility for a duration consistent with the contractual life of the options, and the volatility implied by the trading of options to purchase our stock on open-market exchanges. The historical share-price volatility excludes the movements in our stock price during the period October 1, 2002 through December 31, 2002 due to unique events occurring during that time, which caused the extreme volatility of our stock price. The expected life of options granted is derived from the output of the binomial lattice model and represents the period of time that the options are expected to be outstanding. This model incorporates an early exercise assumption in the event of a significant increase in stock price. The risk-free interest rates are based on zero-coupon United States Treasury yields in effect at the date of grant consistent with the expected exercise timeframes.

                Under SFAS 123, we estimated the fair value of stock option grants as of the date of each grant, using a Black-Scholes option-pricing model. This model incorporated our reasoned assumptions regarding (1) the expected volatility of our common stock price, (2) estimated risk-free interest rates, and (3) the expected dividend yield, if any, all over the expected lives of the respective options. We did not adjust the model for non-transferability, risk of forfeiture or the vesting restrictions of the option, all of which would reduce the option value if factored into our calculations.

                The most critical of the above assumptions in our calculations of fair value is the expected life of an option, because it, in turn, is a principal part of our calculations of expected volatility and interest rates. Accordingly, we reevaluate our estimate of expected life at each major grant date. Our reevaluation is based on recent exercise patterns.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                The table below presents information about certain of our market-sensitive financial instruments as of December 31, 2007. The fair values were determined based on quoted market prices for the same or similar instruments. At December 31, 2007, we had no borrowings subject to or with variable interest rates.

	Maturity Date, Year Ending December 31,
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed-rate long-term debt	$1	$1	$1	$1,001	$601	$3,256	$4,861	$4,343
Average interest rates	17.2%	17.2%	17.2%	6.8%	6.8%	8.9%	8.2%

                We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.

                At December 31, 2007, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio. At December 31, 2007, we had accumulated unrealized losses of approximately $1 million related to our captive insurance companies’ investment portfolios.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To Our Shareholders:

                Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Management assessed the effectiveness of Tenet’s internal control over financial reporting as of December 31, 2007. This assessment was performed under the supervision of and with the participation of management, including the chief executive officer and chief financial officer.

                In making this assessment, management used criteria based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment using the COSO framework, management concluded that Tenet’s internal control over financial reporting was effective as of December 31, 2007.

                Tenet’s internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein. Deloitte & Touche LLP has also audited Tenet’s Consolidated Financial Statements as of and for the year ended December 31, 2007, and that firm’s audit report on such Consolidated Financial Statements is also included herein.

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

Trevor Fetter	Biggs C. Porter
President and Chief Executive Officer	Chief Financial Officer
February 25, 2008	February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Tenet Healthcare Corporation

Dallas, Texas

                We have audited the internal control over financial reporting of Tenet Healthcare Corporation and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

                We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

                A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

                Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

                We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company, and our report dated February 25, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” effective January 1, 2007.

DELOITTE & TOUCHE LLP

Dallas, Texas

February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Tenet Healthcare Corporation

Dallas, Texas

                We have audited the accompanying consolidated balance sheet of Tenet Healthcare Corporation and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended.  Our audit also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.  The consolidated financial statements and financial statement schedule of the Company as of December 31, 2006 and for the years ended December 31, 2006 and 2005 were audited by other auditors whose report, dated February 26, 2007, except for Notes 3, 4, 5, 6, 12, 13 and 14, as to which the date is February 25, 2008, expressed an unqualified opinion on those statements and financial statement schedule and included an explanatory paragraph concerning the Company’s change in its method of accounting for asset retirement obligations.

                We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

                In our opinion, such 2007 consolidated financial statements present fairly, in all material respects, the financial position of Tenet Healthcare Corporation and subsidiaries at December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

                As discussed in Note 14 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” effective January 1, 2007.

DELOITTE & TOUCHE LLP

Dallas, Texas

February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Tenet Healthcare Corporation:

                We have audited the accompanying consolidated balance sheet of Tenet Healthcare Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule included in Part IV of the Company’s Annual Report on Form 10-K for the two-year period ended December 31, 2006. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

                In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tenet Healthcare Corporation and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the two-year period ended December 31, 2006.

                As described in Note 2 to the consolidated financial statements, effective December 31, 2005, the Company changed its method of accounting for asset retirement obligations.

KPMG LLP

Dallas, Texas

February 26, 2007, except for Notes 3, 4, 5, 6, 12, 13 and 14,

which are as of February 25, 2008

CONSOLIDATED BALANCE SHEETS

Dollars in Millions

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$572	$784
Investments in marketable debt securities	20	39
Accounts receivable, less allowance for doubtful accounts ($441 at December 31, 2007 and $498 at December 31, 2006)	1,385	1,413
Inventories of supplies, at cost	183	184
Income tax receivable	7	171
Deferred income taxes	87	69
Assets held for sale	51	119
Other current assets	255	246
Total current assets	2,560	3,025
Investments and other assets	288	383
Property and equipment, at cost, less accumulated depreciation and amortization ($2,779 at December 31, 2007 and $2,548 at December 31, 2006)	4,645	4,299
Goodwill	607	601
Other intangible assets, at cost, less accumulated amortization ($183 at December 31, 2007 and $149 at December 31, 2006)	293	231
Total assets	$8,393	$8,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1	$22
Accounts payable	780	775
Accrued compensation and benefits	393	390
Professional and general liability reserves	161	145
Accrued interest payable	126	130
Accrued legal settlement costs	119	71
Other current liabilities	468	392
Total current liabilities	2,048	1,925
Long-term debt, net of current portion	4,771	4,760
Professional and general liability reserves	555	586
Accrued legal settlement costs	163	251
Other long-term liabilities and minority interests	683	646
Deferred income taxes	119	107
Total liabilities	8,339	8,275
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 530,689,733 shares issued at December 31, 2007 and 527,384,164 shares issued at December 31, 2006	26	26
Additional paid-in capital	4,412	4,372
Accumulated other comprehensive loss	(28)	(45)
Accumulated deficit	(2,877)	(2,610)
Less common stock in treasury, at cost, 56,310,604 shares at December 31, 2007 and 55,798,815 shares at December 31, 2006	(1,479)	(1,479)
Total shareholders’ equity	54	264
Total liabilities and shareholders’ equity	$8,393	$8,539

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions,

Except Per-Share Amounts

	Years Ended December 31,
	2007	2006	2005

Net operating revenues	$8,852	$8,453	$8,326
Operating expenses:
Salaries, wages and benefits	3,964	3,775	3,807
Supplies	1,573	1,532	1,516
Provision for doubtful accounts	567	502	567
Other operating expenses, net	2,047	1,949	1,848
Depreciation	330	309	301
Amortization	32	28	26
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	60	338	38
Hurricane insurance recoveries, net of costs	(3)	(14)	12
Litigation and investigation costs	13	766	212
Loss from early extinguishment of debt	—	—	15
Operating income (loss)	269	(732)	(16)
Interest expense	(419)	(408)	(404)
Investment earnings	47	62	59
Minority interests	(4)	(4)	(3)
Net gains on sales of investments	—	5	4
Loss from continuing operations, before income taxes	(107)	(1,077)	(360)
Income tax benefit	58	262	88
Loss from continuing operations, before discontinued operations and cumulative effect of changes in accounting principle	(49)	(815)	(272)
Discontinued operations:
Loss from operations	(23)	(73)	(123)
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	(29)	(140)	(284)
Hurricane insurance recoveries, net of costs	—	186	(44)
Litigation settlements, net of insurance recoveries	—	35	—
Net gains (losses) on sales of facilities	(8)	15	19
Income tax (expense) benefit	20	(13)	(4)
Income (loss) from discontinued operations	(40)	10	(436)
Loss before cumulative effect of changes in accounting principle	(89)	(805)	(708)
Cumulative effect of changes in accounting principle, net of tax	—	2	(16)
Net loss	$(89)	$(803)	$(724)
Earnings (loss) per share
Basic and diluted
Continuing operations	$(0.10)	$(1.73)	$(0.58)
Discontinued operations	(0.09)	0.02	(0.93)
Cumulative effect of changes in accounting principle, net of tax	—	—	(0.03)
	$(0.19)	$(1.71)	$(1.54)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	473,405	470,847	468,898
Diluted	473,405	470,847	468,898

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Dollars in Millions

	Years Ended December 31,
	2007	2006	2005

Net loss	$(89)	$(803)	$(724)
Other comprehensive income (loss):
Adjustments for supplemental executive retirement plans	17	5	(28)
Foreign currency translation adjustments	(2)	—	—
Unrealized losses on securities held as available-for-sale	—	(1)	—
Reclassification adjustments for realized losses included in net loss	2	1	2
Other comprehensive income (loss) before income taxes	17	5	(26)
Income tax (expense) benefit related to items of other comprehensive income (loss)	—	—	—
Other comprehensive income (loss)	17	5	(26)
Comprehensive loss	$(72)	$(798)	$(750)

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Dollars in Millions,

Share Amounts in Thousands

	Shares Outstanding	Issued Par Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balances at December 31, 2004	467,236	$26	$4,251	$(13)	$(1,083)	$(1,482)	$1,699
Net loss	—	—	—	—	(724)	—	(724)
Other comprehensive loss	—	—	—	(26)	—	—	(26)
Issuance of common stock	1,274	—	5	—	—	3	8
Stock options exercised, including tax benefit	1,200	—	12	—	—	—	12
Stock-based compensation expense	—	—	52	—	—	—	52
Balances at December 31, 2005	469,710	26	4,320	(39)	(1,807)	(1,479)	1,021
Net loss	—	—	—	—	(803)	—	(803)
Other comprehensive income	—	—	—	5	—	—	5
Issuance of common stock	1,875	—	2	—	—	—	2
Equity investee stock transactions	—	—	2	—	—	—	2
Stock-based compensation expense	—	—	48	—	—	—	48
Adjustment to apply SFAS 158	—	—	—	(11)	—	—	(11)
Balances at December 31, 2006	471,585	26	4,372	(45)	(2,610)	(1,479)	264
Cumulative effect of adopting FIN 48	—	—	—	—	(178)	—	(178)
Net loss	—	—	—	—	(89)	—	(89)
Other comprehensive income	—	—	—	17	—	—	17
Issuance of common stock	2,794	—	—	—	—	—	—
Stock-based compensation expense	—	—	40	—	—	—	40
Balances at December 31, 2007	474,379	$26	$4,412	$(28)	$(2,877)	$(1,479)	$54

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

	Years Ended December 31,
	2007	2006	2005
Net loss	$(89)	$(803)	$(724)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	362	337	327
Provision for doubtful accounts	567	502	567
Deferred income tax expense (benefit)	2	(68)	(62)
Stock-based compensation expense	40	50	48
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	60	338	38
Litigation and investigation costs	13	766	212
Loss from early extinguishment of debt	—	—	15
Pretax (income) loss from discontinued operations	60	(23)	432
Cumulative effect of changes in accounting principle	—	(2)	16
Other items, net	(12)	(22)	13
Changes in cash from operating assets and liabilities:
Accounts receivable	(647)	(453)	(609)
Inventories and other current assets	(26)	(46)	8
Income taxes	83	(396)	510
Accounts payable, accrued expenses and other current liabilities	(81)	(109)	67
Other long-term liabilities	39	29	(22)
Insurance recoveries for business interruption and other costs	—	161	—
Payments against reserves for restructuring charges and litigation costs	(70)	(698)	(99)
Net cash provided by (used in) operating activities from discontinued operations, excluding income taxes and insurance recoveries for business interruption and other costs	25	(25)	26
Net cash provided by (used in) operating activities	326	(462)	763
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(662)	(622)	(515)
Construction of new and replacement hospitals	(67)	(12)	(2)
Purchases of property and equipment — discontinued operations	(14)	(59)	(61)
Purchase of business or joint venture interest	(36)	(28)	—
Proceeds from sales of facilities and other assets — discontinued operations	91	226	87
Proceeds from sale of marketable securities, long-term investments and other assets	706	33	90
Purchases of marketable securities	(652)	(43)	(43)
Proceeds from hospital authority bonds	31	4	4
Proceeds from cash surrender value or basis reduction of insurance policies	82	—	—
Insurance recoveries for property damage	6	115	75
Other items, net	(5)	7	(27)
Net cash used in investing activities	(520)	(379)	(392)
Cash flows from financing activities:
Sale of new senior notes	—	—	773
Repurchases of senior notes	—	—	(413)
Repayments of borrowings	(22)	(20)	(25)
Release of restricted cash related to letter of credit facility	—	263	—
Other items, net	4	9	13
Net cash provided by (used in) financing activities	(18)	252	348
Net increase (decrease) in cash and cash equivalents	(212)	(589)	719
Cash and cash equivalents at beginning of period	784	1,373	654
Cash and cash equivalents at end of period	$572	$784	$1,373
Supplemental disclosures:
Interest paid, net of capitalized interest	$(395)	$(376)	$(357)
Income tax (payments) refunds, net	$162	$(215)	$530

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business

                Tenet Healthcare Corporation (together with our subsidiaries, referred to as “Tenet,” the “Company,” “we” or “us”) is an investor-owned health care services company whose subsidiaries and affiliates primarily operate general hospitals and related health care facilities, and also hold investments in other companies (including health care companies). At December 31, 2007, our subsidiaries operated 57 general hospitals (including three hospitals not yet divested at that date that are classified as discontinued operations), a cancer hospital and a critical access hospital, with a combined total of 15,244 licensed beds, serving urban and rural communities in 12 states. We also own interests in two health maintenance organizations (“HMOs”) and operate: various related health care facilities, including a rehabilitation hospital, a long-term acute care hospital, a skilled nursing facility and a number of medical office buildings—all of which are located on, or nearby, one of our general hospital campuses; physician practices; captive insurance companies; and other ancillary health care businesses (including outpatient surgery centers, diagnostic imaging centers, and occupational and rural health care clinics).

Basis of Presentation

                Our Consolidated Financial Statements include the accounts of Tenet and its wholly owned and majority-owned subsidiaries. We eliminate intercompany accounts and transactions in consolidation, and we include the results of operations of businesses that are newly acquired in purchase transactions from their dates of acquisition. We account for significant investments in other affiliated companies using the equity method. Unless otherwise indicated, all financial and statistical data included in these notes to the Consolidated Financial Statements relate to our continuing operations, with dollar amounts expressed in millions (except per-share amounts). Certain balances in the accompanying Consolidated Financial Statements and these notes have been reclassified to give retrospective presentation to the discontinued operations described in Note 4. In addition, certain prior-year balances have been reclassified to conform to current-year presentation.

Changes in Accounting Principle

                Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” as amended by FASB Staff Position No. 48-1 (“FIN 48”), and recorded a cumulative effect adjustment to beginning of year retained earnings of $178 million. See Note 14 for additional information.

                Effective December 31, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), and recorded a $9 million reduction in our intangible assets and a $2 million increase in our pension liability, which resulted in an $11 million charge to accumulated other comprehensive loss. See Note 7 for further information.

                Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) and recorded a $2 million ($0.00 per share) credit, net of tax expense and related deferred tax valuation allowance, as a cumulative effect of a change in accounting principle. See Note 7 for further information.

                We adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), effective December 31, 2005 and recorded a liability of $19 million, of which $16 million was recorded as a cumulative effect of a change in accounting principle, net of tax benefit and related deferred tax valuation allowance. See Note 2 for further information.

Use of Estimates

                The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“GAAP”), requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and these accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base the estimates on historical experience and on assumptions that we believe to be reasonable given the particular circumstances in which we operate. Although we believe all adjustments considered necessary for fair presentation have been included, actual results may vary from those estimates. Financial and statistical information we report to other regulatory agencies may be prepared on a basis other than GAAP or using different assumptions or reporting periods and, therefore, may vary from amounts presented herein. Although we make every effort to ensure that the information we report to those agencies is accurate, complete and consistent with applicable reporting guidelines, we cannot be responsible for the accuracy of the information they make available to the public.

Change in Estimate

                Based on updated historical cost report settlement trends and refinements to our method to estimate such trends, our net operating revenues for the year ended December 31, 2006 include a favorable adjustment of $17 million ($0.04 per share) as a result of a change in estimate of the valuation allowances necessary for prior-year cost report periods not yet audited and settled by our fiscal intermediary. For further information on the estimation of valuation allowances for prior-year cost report periods, see “Net Operating Revenues” below.

Net Operating Revenues

                We recognize net operating revenues in the period in which services are performed. Net operating revenues consist primarily of net patient service revenues that are recorded based on established billing rates (i.e., gross charges), less estimated discounts for contractual and other allowances, principally for patients covered by Medicare, Medicaid, managed care and other health plans, as well as uninsured patients under our Compact with Uninsured Patients (“Compact”).

                Gross charges are retail charges. They are not the same as actual pricing, and they generally do not reflect what a hospital is ultimately paid and, therefore, are not displayed in our Consolidated Statements of Operations. Hospitals are typically paid amounts that are negotiated with insurance companies or are set by the government. Gross charges are used to calculate Medicare outlier payments and to determine certain elements of payment under managed care contracts (such as stop-loss payments). Because Medicare requires that a hospital’s gross charges be the same for all patients (regardless of payer category), gross charges are also what hospitals charge all other patients prior to the application of discounts and allowances.

                Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospective cost-based revenues, which were more prevalent in earlier periods, and certain other payments, such as Indirect Medical Education, Direct Graduate Medical Education, disproportionate share and bad debt expense, which are based on our hospitals’ cost reports, are estimated using historical trends and current factors. Cost report settlements under these programs are subject to audit by Medicare and Medicaid auditors and administrative and judicial review, and it can take several years until final settlement of such matters is determined and completely resolved. Because the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by us could change by material amounts.

                We have a system and estimation process for recording Medicare net patient revenue and estimated cost report settlements. This results in us recording accruals to reflect the expected final settlements on our cost reports. For filed cost reports, we record the accrual based on those cost reports and subsequent activity, and record a valuation allowance against those cost reports based on historical settlement trends. The accrual for periods for which a cost report is yet to be filed is recorded based on estimates of what we expect to report on the filed cost reports, and a corresponding valuation allowance is recorded as previously described. Cost reports must generally be filed within five months after the end of the annual cost reporting period. After the cost report is filed, the accrual and corresponding valuation allowance may need to be adjusted. Adjustments for prior-year cost reports and related valuation allowances related to Medicare and Medicaid, including the change in estimate of $17 million in 2006 discussed above, increased revenues in each of the years ended December 31, 2007, 2006 and 2005 by $47 million, $37 million and $45 million, respectively. Estimated cost report settlements and valuation allowances are deducted from accounts receivable in the accompanying Consolidated Balance Sheets (see Note 3). We believe that we have made adequate provision for any adjustments that may result from final determination of amounts earned under all the above arrangements with Medicare and Medicaid.

                Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. These estimates are periodically reviewed for accuracy by taking into consideration known contract terms as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursements for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of individual patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

                We know of no material claims, disputes or unsettled matters with any payers that would affect our revenues for which we have not adequately provided for in the accompanying Consolidated Financial Statements.

                In the second quarter of 2004, we began the implementation of our Compact. In June 2005, the Texas Governor signed Senate Bill 500, which allows hospitals to discount the services they provide to self-pay patients. We implemented the discounting components of the Compact at our hospitals in Texas effective September 1, 2005. The Compact was in effect at all of our continuing operations hospitals by September 30, 2005. The Compact is designed to offer managed care-style discounts to most uninsured patients, which enables us to offer lower rates to those patients who historically have been charged standard gross charges. A significant portion of those charges had previously been written down as provision for doubtful accounts. Under the Compact, the discount offered to uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time the self-pay accounts are recorded. The uninsured patient accounts, net of contractual allowances recorded, are further reduced to their net realizable value through provision for doubtful accounts based on historical collection trends for self-pay accounts and other factors that affect the estimation process.

                We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. Patient advocates from our Medical Eligibility Program screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs.

Cash Equivalents

                We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $572 million and $784 million at December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, our book overdrafts were approximately $161 million and $224 million, respectively, which were classified as accounts payable.

                In the fourth quarter of 2007, we received an additional $34 million in cash related to the operations of a wholly owned Medicare Advantage HMO insurance subsidiary operating in Louisiana. We also own a 50% interest in the company that administers the insurance subsidiary. The $34 million in cash received is an advance payment from Medicare to provide health services to eligible enrollees and was received on the last day of the month for services to be provided in the following month. The total cash on the balance sheet at December 31, 2007 related to the HMO insurance subsidiary was $73 million as compared to $48 million at September 30, 2007 and $45 million at December 31, 2006. These balances will fluctuate based on operational performance of the subsidiaries, the payment of medical claims outstanding and the timing of monthly payments from the Centers for Medicare and Medicaid Services. The cash is intended for the operations of the HMO insurance subsidiary, and a portion may be repatriated back to us for general corporate purposes based on the financial performance of that subsidiary.

Investments in Debt and Equity Securities

                We classify investments in debt and equity securities as either available-for-sale, held-to-maturity or as part of a trading portfolio. At December 31, 2007 and 2006, we had no significant investments in securities classified as either held-to-maturity or trading. We carry securities classified as available-for-sale at fair value if unrestricted. We report their unrealized gains and losses, net of taxes, as accumulated other comprehensive income (loss) unless we determine that a loss is other-than-temporary, at which point we would record a loss in the Consolidated Statement of Operations. We include realized gains or losses in the Consolidated Statement of Operations based on the specific identification method.

Provision for Doubtful Accounts

                We provide for an allowance against accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer over an 18-month look-back period, and other relevant factors. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through the emergency department, the increased burden of co-payments and deductibles to be made by patients with insurance, and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and our estimation process.

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

Property and Equipment

                Additions and improvements to property and equipment costing five hundred dollars or more with a useful life greater than one year are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. We use the straight-line method of depreciation for buildings, building improvements and equipment. The estimated useful life for buildings and improvements is primarily 25 to 40 years and, for equipment, three to 15 years. We record capital leases at the beginning of the lease term as assets and liabilities. The value recorded is the lower of either the present value of the minimum lease payments or the fair value of the asset. Such assets, including improvements, are amortized over the shorter of either the lease term or their estimated useful life. Interest costs related to construction projects are capitalized. In the years ended December 31, 2007, 2006 and 2005, capitalized interest was $11 million, $15 million and $12 million, respectively.

                In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we evaluate our long-lived assets for possible impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future undiscounted cash flows. We calculate the amount of an impairment if the carrying value of the long-lived assets exceeds the fair value of the assets. The fair value of the assets is estimated based on appraisals, established market values of comparable assets or internal estimates of future net cash flows expected to result from the use and ultimate disposition of the asset. The estimates of these future cash flows are based on assumptions and projections we believe to be reasonable and supportable. They require our subjective judgments and take into account assumptions about revenue and expense growth rates. These assumptions may vary by type of facility and presume stable or improving results at our hospitals, depending on their circumstances.

                We report long-lived assets to be disposed of at the lower of their carrying amounts or fair values less costs to sell. In such circumstances, our estimates of fair value are based on appraisals, established market prices for comparable assets or internal estimates of future net cash flows.

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

Goodwill and Other Intangible Assets

                Goodwill represents the excess of costs over the fair value of assets of businesses acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and other intangible assets acquired in purchase business combinations and determined to have indefinite useful lives are not amortized, but instead are subject to impairment tests performed at least annually. For goodwill, we perform the test at the reporting unit level, as defined by SFAS 142, when events occur that require an evaluation to be performed or at least annually. If we determine the carrying value of goodwill is impaired, or if the carrying value of a business that is to be sold or otherwise disposed of exceeds its fair value, then we reduce the carrying value, including any allocated goodwill, to fair value. Estimates of fair value are based on appraisals, established market prices for comparative assets or internal estimates of future net cash flows and presume stable or improving results at our hospitals, depending on their circumstances.

                Other intangible assets primarily consist of capitalized software costs, which are amortized on a straight-line basis over the estimated useful life of the software, which ranges from three to 15 years. Also included in intangible assets are costs associated with the issuance of our long-term debt, which are being amortized under the straight-line method based on the terms of the specific notes, which is not materially different from the effective interest method.

Accruals for General and Professional Liability Risks

                We accrue for estimated professional and general liability claims, to the extent not covered by insurance, when they are probable and can be reasonably estimated. The accrual, which includes an estimate for incurred but not reported claims, is based on historical loss patterns and an actuarially determined projection prepared on a quarterly basis and is discounted to its net present value using a weighted average risk-free discount rate appropriate for our claims payout period. To the extent that subsequent claims information varies from our estimates, the liability is adjusted in the period such information becomes available.

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

                Developing our provision for income taxes and analysis of uncertain tax positions items requires significant judgment and knowledge of federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets.

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

Segment Reporting

                We operate in one line of business—the provision of health care services through the operation of general hospitals and related health care facilities. Our general hospitals generated 98.1%, 98.2% and 98.0% of our net operating revenues in the years ended December 31, 2007, 2006 and 2005, respectively. Each of our operating regions and our Philadelphia market report directly to our chief operating officer. Major decisions, including capital resource allocations, are made at the consolidated level, not at the region level.

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

Costs Associated With Exit or Disposal Activities

                We account for costs associated with exit (including restructuring) or disposal activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), issued in June 2002 and applicable to such activities initiated after December 31, 2002. We recognize these costs when they are incurred and can be measured at fair value, rather than at the date of a commitment to an exit or disposal plan, as was the case under former accounting standards.

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

                Substantially all of the impact of adopting FIN 47, as described above, relates to estimated costs to remove asbestos that is contained within our facilities. If we had adopted FIN 47 effective January 1, 2005, it would have increased net loss for each quarter in 2005 by less than $0.5 million. The additional depreciation and accretion costs were approximately $2 million in each of the years ended 2006 and 2007.

                The following pro forma net loss and net loss per share amounts for the year ended December 31, 2005 show the effect of the retrospective application of the change in accounting principle for the adoption of FIN 47:

Year Ended December 31, 2005
Net loss as reported	$(724)
Add back:
Asset retirement charge included in net loss	16
Less:
Depreciation of asset retirement costs	—
Accretion of asset retirement liability, net of tax	2
Pro forma net loss	$(710)

Basic and diluted loss per share as reported	$(1.54)
Pro forma basic and diluted loss per share	$(1.51)

NOTE 3. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

                The principal components of accounts receivable are shown in the table below:

	December 31,
	2007	2006
Continuing operations:
Patient accounts receivable	$1,692	$1,664
Allowance for doubtful accounts	(400)	(431)
Estimated future recoveries from accounts assigned to collection agencies	35	38
Net cost report settlements payable and valuation allowances	(17)	(43)
	1,310	1,228
Discontinued operations:
Patient accounts receivable	106	243
Allowance for doubtful accounts	(41)	(67)
Estimated future recoveries from accounts assigned to collection agencies	8	5
Net cost report settlements receivable and valuation allowances	2	4
	75	185
Accounts receivable, net	$1,385	$1,413

                As of December 31, 2007, our current estimated collection rates on managed care accounts and self-pay accounts were approximately 98% and 36%, respectively, which included collections from point-of-service through collections by our in-house collection agency or external collection vendors. The comparable managed care and self-pay collection rates as of

December 31, 2006 were approximately 97% and 32%, respectively. Our provision for doubtful accounts in the fourth quarter of 2007 includes a $19 million favorable adjustment in the estimate of necessary bad debt reserve levels primarily related to uninsured patients’ billings in 2007 compared to a favorable adjustment of $8 million in the fourth quarter of 2006.

                We and our subsidiaries are from time to time engaged in disputes with managed care payers. For the most part, we believe the issues raised in these contract interpretation and rate disputes are commonly encountered by other providers in the health care industry.

                Accounts that are pursued for collection through regional or hospital-based business offices are maintained on our hospitals’ books and reflected in patient accounts receivable with an allowance for doubtful accounts established to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer over an 18-month look-back period, and other relevant factors. Changes in these factors could have an impact on our estimates.

                Accounts assigned to collection agencies (both in-house and external) are written off and excluded from patient accounts receivable and allowance for doubtful accounts; however, an estimate of future recoveries from all accounts at collection agencies is determined based on historical experience and recorded on our hospitals’ books as a component of accounts receivable in the Consolidated Balance Sheets.

                We provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. For the year ended December 31, 2007, $637 million in charity care gross charges were excluded from net operating revenues and provision for doubtful accounts compared to $613 million for the year ended December 31, 2006. Both the cost of providing these benefits and the forgone revenue under our Compact would be substantially less than the gross charge amounts.

NOTE 4. DISCONTINUED OPERATIONS

                On August 31, 2007, our lease agreement to operate RHD Memorial Medical Center and Trinity Medical Center in the Dallas, Texas area expired; we had previously disclosed that another company had been selected to manage these two hospitals after the expiration of our lease. Also in the three months ended September 30, 2007, we decided to sell North Ridge Medical Center in Fort Lauderdale, Florida, and we began actively seeking a buyer for that facility. We signed a definitive agreement in February 2008 to sell the facility and expect to complete the sale in the second quarter of 2008. In addition, on October 3, 2007, we announced that we entered into a definitive agreement to sell Shelby Regional Medical Center in Center, Texas, and we completed the sale on November 30, 2007. As a result of moving these four hospitals into discontinued operations in accordance with SFAS 144, during the three months ended September 30, 2007, we wrote off goodwill of $3 million.

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

                We classified $39 million and $96 million of assets of the hospitals included in discontinued operations as “assets held for sale” in current assets in the accompanying Consolidated Balance Sheets at December 31, 2007 and 2006, respectively. These assets primarily consist of property and equipment and were recorded at the lower of the asset’s carrying amount or its fair value less estimated costs to sell. The fair value estimates were derived from appraisals, established market values of comparable assets, or internal estimates of future net cash flows. These fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the future financial results of these hospitals and how they are operated by us until they are divested, changes in health care industry trends and regulations until the hospitals are divested, and whether we ultimately divest the hospital assets to buyers who will continue to operate the assets as general hospitals or utilize the assets for other purposes. In certain cases, these fair value estimates assume the highest and best use of the assets in the future to a market place participant is other than as a hospital. In these cases, the estimates are based on the fair value of the real property and equipment if utilized other than as a hospital. These fair value estimates do not include the costs of closing these hospitals or other future operating costs, which could be substantial. Accordingly, the ultimate net cash realized from the sale of the hospital assets could be significantly less than the fair value estimates. Because we do not intend to sell the accounts receivable of these hospitals, the receivables, less the related allowance for doubtful accounts, estimated future recoveries from accounts assigned to collection agencies, and net cost report settlements (payable) receivable and valuation allowances, are included in our consolidated net accounts receivable in the accompanying Consolidated Balance Sheets.

                During the three months ended December 31, 2007, we transferred two medical office buildings, having a net book value of $8 million, from assets held for sale to assets held and used because we are no longer actively marketing these properties for sale. In accordance with SFAS 144, we have classified the results of operations of these medical office buildings as continuing operations for all periods presented.

                Net operating revenues and income (loss) before income taxes reported in discontinued operations are as follows:

	Year Ended December 31,
	2007	2006	2005
Net operating revenues	$506	$1,169	$1,726
Income (loss) before income taxes	(60)	23	(432)

                We recorded $29 million of net impairment and restructuring charges in discontinued operations during the year ended December 31, 2007, consisting of $15 million for the write-down of long-lived assets to their estimated fair values, less estimated costs to sell, $10 million of employee severance and retention costs, $4 million for exit costs for a residency program, and $2 million for impairment of other assets, offset by a $2 million credit to reduce an estimated asset retirement obligation related to asbestos.

                We recorded $140 million of impairment and restructuring charges in discontinued operations during the year ended December 31, 2006 primarily consisting of $192 million for the write-down of long-lived assets to their estimated fair values, less estimated costs to sell, $13 million in goodwill impairment, $1 million for employee severance and retention costs, and $2 million in lease termination and other costs, offset by a $3 million reduction in restructuring reserve recorded in prior periods and $65 million in insurance recoveries related to Hurricane Katrina property claims.

                In addition to the $65 million in insurance recoveries recorded as a reduction to the impairment charges in discontinued operations, we also recorded $193 million of insurance recoveries in the three months ended June 30, 2006 related to the disruption of our discontinued operations by Hurricane Katrina.

                We recorded $284 million of impairment and restructuring charges in discontinued operations during the year ended December 31, 2005. The majority of these charges relate to the write-down of long-lived assets. Long-lived assets were written down by $184 million due to damage to our hospitals caused by Hurricanes Katrina and Wilma in the Gulf Coast and Florida. The $184 million charge was reduced by $64 million of insurance proceeds for property damage received from our insurance carriers prior to December 31, 2005 (see Note 12). In addition, we recorded a charge of approximately $148 million to write down long-lived assets to their estimated fair values, primarily due to the then-adverse current and anticipated future financial trends at 12 of our hospitals, in accordance with SFAS 144. The remaining charge of $16 million reflects $12 million in employee severance, retention and other costs and $7 million of lease termination costs, offset by a $3 million reduction in reserves recorded in prior periods.

                As we move forward with our previously announced divestiture plans, or should we dispose of additional hospitals in the future, we may incur additional asset impairment and restructuring charges in future periods.

                We have sought up to $275 million in recovery under our excess professional and general liability insurance policies in connection with our $395 million settlement, in December 2004, of the patient litigation related to our former Redding Medical Center. Certain of our insurance carriers have raised objections to coverage under our policies. We are pursuing all means available against the insurance carriers in seeking coverage and, in January 2005, we filed for arbitration against each of the three carriers to resolve the dispute. Subsequently, we reached a settlement with one of the excess carriers in the amount of $45 million, which we recorded as an insurance recovery in the three months ended March 31, 2006 and collected in July 2006. This insurance recovery reduced the total remaining excess limits available under our excess policies to $230 million (including up to a maximum of $200 million for the Redding claims) for all occurrences prior to June 1, 2003. We continue to pursue recovery from the other two carriers under these excess policies up to a maximum of $200 million for the Redding claims. We also received

$11 million in insurance proceeds from our reinsurance carrier in July 2006. We currently maintain other excess liability insurance policies having a maximum aggregate coverage limit of $275 million for occurrences from June 1, 2003 through May 31, 2008.

                In addition to the $45 million insurance recovery related to Redding Medical Center, we recorded a $21 million charge during the three months ended June 30, 2006 related to the civil settlement of a matter involving Alvarado Hospital Medical Center. This charge is reflected in litigation settlements, net of the $45 million insurance recovery, in discontinued operations in the accompanying Consolidated Statements of Operations.

                Income from discontinued operations for the year ended December 31, 2006 includes a $21 million charge related to a managed Medicare risk pool contractual arrangement associated with our current or former New Orleans hospitals classified as discontinued operations.

                In November 2006, we sold accounts receivable related to discontinued hospitals, which had previously been written down to approximately $1 million, to a third party and received proceeds of $16 million. Effective December 2007, the sale agreement was amended and now qualifies as a sale under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, the proceeds of approximately $15 million in excess of the carrying value of the accounts receivable have been recognized as a gain in discontinued operations in the fourth quarter of 2007. Also in the fourth quarter of 2007, we wrote off approximately $4 million in escrowed funds related to our discontinued operations in Spain, as its bankruptcy proceedings were not likely to be resolved in the required time for us to recover these funds.

                The years ended December 31, 2007, 2006 and 2005 include income tax expense of $66 million, $42 million and $168 million, respectively, in discontinued operations to increase the valuation allowance for deferred tax assets (see Note 14).

NOTE 5. IMPAIRMENT AND RESTRUCTURING CHARGES

                YEAR ENDED DECEMBER 31, 2007

                During the year ended December 31, 2007, we recorded net impairment and restructuring charges of $60 million, consisting of a $41 million net impairment charge for the write-down of long-lived assets, including $4 million of intangible assets, to their estimated fair values in accordance with SFAS 144, primarily due to the adverse current and anticipated future financial trends at three of our hospitals, $18 million of employee severance and other related costs, $7 million in lease costs, and $1 million for the acceleration of stock-based compensation expense, partially offset by $5 million of insurance proceeds for property damage from Hurricane Wilma and a reduction of $2 million in reserves recorded in prior periods.

                We recognized the $41 million of impairment charges on long-lived assets because the fair values of those assets or groups of assets indicated that the carrying amount was not recoverable. The fair value estimates were derived from appraisals, established market values of comparable assets, or internal estimates of future net cash flows. These fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the future financial results of the hospitals, how the hospitals are operated in the future, changes in health care industry trends and regulations, and the nature of the ultimate disposition of the assets. In certain cases, these fair value estimates assume the highest and best use of hospital assets in the future to a market place participant is other than as a hospital. In these cases, the estimates are based on the fair value of the real property and equipment if utilized other than as a hospital. The impairment recognized does not include the costs of closing the hospitals or other future operating costs, which could be substantial. Accordingly, the ultimate net cash realized from the hospitals, should we choose to sell them, could be significantly less than their impaired value. Also, the impairment tests presume stable or, in some cases, improving results in the hospitals. If these expectations are not met, or if in the future negative trends occur that impact our future outlook, further impairments of long-lived assets and goodwill may occur. In addition, if future capital expenditures on hospitals that have recorded impairments do not result in an appropriate increase in the hospital’s fair value, they will likely be written off in subsequent periods.

                YEAR ENDED DECEMBER 31, 2006

                During the year ended December 31, 2006, we recorded net impairment and restructuring charges of $338 million. Prior to our decision to divest five of our six hospitals in Louisiana, we recorded a $35 million goodwill impairment related to the formation of our NOLA Regional Health Network, which consisted of those six hospitals that were previously part of our now former Texas-Gulf Coast Region, primarily due to their then-adverse current and anticipated future financial trends. In December 2006, as part of our annual impairment test, we recognized a goodwill impairment charge of $152 million for our now former

Central-Northeast region due to a lower estimated fair value as a result of adverse industry and company-specific challenges that continued to affect our operating results and our anticipated future financial trends, including reduced patient volumes, high levels of bad debt expense related to uninsured and underinsured patients, and continued pressure on labor and supply costs. In addition, we had a $150 million write-down of long-lived assets to their estimated fair values, in accordance with SFAS 144, primarily due to the then-adverse current and anticipated future financial trends at three of our hospitals, including associated medical office buildings, offset by $3 million of insurance recoveries for property damage caused by Hurricane Katrina in 2005. In addition, approximately $4 million in employee severance and related costs and $6 million in lease termination costs were recorded as restructuring charges during the year ended December 31, 2006, offset by a $6 million reduction in restructuring reserves recorded in prior periods.

                YEAR ENDED DECEMBER 31, 2005

                During the year ended December 31, 2005, we recorded impairment and restructuring charges totaling $38 million. The majority of these charges relate to the write-down of long-lived assets. Long-lived assets were written down by $17 million due to damage to our hospitals caused by Hurricanes Katrina and Wilma in the Gulf Coast and Florida. In addition, we recorded a charge of approximately $11 million to write-down long-lived assets to their estimated fair values, primarily due to the then-adverse current and anticipated future financial trends at one of our hospitals, in accordance with SFAS 144. The remaining charge of $10 million reflects $11 million in employee severance, benefits and relocation costs, $5 million of lease termination and other costs, and $4 million in non-cash stock option modification costs related to terminated employees, offset by a $10 million reduction of reserves, primarily related to restructuring charges recorded in prior periods.

                ACCRUED RESTRUCTURING CHARGES

                The tables below are reconciliations of beginning and ending liability balances in connection with restructuring charges recorded during the years ended December 31, 2007, 2006 and 2005 in continuing and discontinued operations:

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Other	Balances at End of Period
Year Ended December 31, 2007
Continuing operations:
Lease costs and severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$23	$24	$(18)	$(5)	$24
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	16	14	(10)	—	20
	$39	$38	$(28)	$(5)	$44

Year Ended December 31, 2006
Continuing operations:
Lease costs and severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$37	$4	$(19)	$1	$23
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	28	—	(11)	(1)	16
	$65	$4	$(30)	$—	$39

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Other	Balances at End of Period
Year Ended December 31, 2005
Continuing operations:
Lease costs and severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$65	$10	$(34)	$(4)	$37
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	64	16	(44)	(8)	28
	$129	$26	$(78)	$(12)	$65

                The above liability balances at December 31, 2007 and 2006 are included in other current liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets. Cash payments to be applied against these accruals at December 31, 2007 are expected to be approximately $19 million in 2008 and $25 million thereafter. The other column represents non-cash charges that are recorded in other accounts, such as the acceleration of stock-based compensation expense related to severance agreements.

NOTE 6. LONG-TERM DEBT, LEASE OBLIGATIONS AND GUARANTEES

                The table below shows our long-term debt as of December 31, 2007 and 2006:

	December 31,
	2007	2006
Senior notes:
6 3/8%, due 2011	$1,000	$1,000
6 1/2%, due 2012	600	600
7 3/8%, due 2013	1,000	1,000
9 7/8%, due 2014	1,000	1,000
9 1/4%, due 2015	800	800
6 7/8%, due 2031	450	450
Capital leases and mortgage notes	11	29
Unamortized note discounts	(89)	(97)
Total long-term debt	4,772	4,782
Less current portion	1	22
Long-term debt, net of current portion	$4,771	$4,760

Credit Agreements

                In November 2006, we entered into a five-year, $800 million senior secured revolving credit facility that replaced our $250 million letter of credit facility. The revolving credit facility is collateralized by patient accounts receivable at our acute care and specialty hospitals, and bears interest at our option based on the London Interbank Offered Rate plus 175 basis points or Citigroup’s base rate, as defined in the credit agreement, plus 75 basis points. At December 31, 2007, there were no cash borrowings outstanding under the revolving credit facility, and we had approximately $232 million of letters of credit outstanding. Based on our eligible receivables, the borrowing capacity under the revolving credit facility was $564 million at December 31, 2007.

Senior Notes

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

                In April 2005, we filed with the SEC a Form S-4 registration statement to register $800 million principal amount of 9¼% Senior Notes due 2015 to be issued and offered in exchange for the unregistered senior notes sold in January 2005. Due to the restatement of our financial statements in connection with the then-pending SEC investigation of us, the registration statement was not declared effective by the required date. Therefore, starting in January 2006, we were required to pay additional interest on the unregistered notes until the registration statement became effective. The additional interest accrued at a rate of 0.25% per annum during the first 90-day period and increased by 0.25% per annum for each subsequent 90-day period until the registration statement became effective, up to a maximum rate of 1.0% per annum. On July 11, 2006, we filed an amended Form S-4 registration statement with the SEC. The registration statement was declared effective on July 12, 2006, which ended the accrual period for additional interest on the unregistered senior notes. The additional interest of approximately $1.4 million was paid in full with the regular semi-annual interest payment on August 1, 2006. The terms of the registered senior notes are substantially similar to the terms of the unregistered senior notes. The registered senior notes are general unsecured senior debt obligations that rank equally in right of payment with all of our other unsecured senior indebtedness, but are effectively subordinated to the obligations of our subsidiaries and any obligations under our revolving credit facility to the extent of the collateral. The registered senior notes are redeemable, in whole or in part, at our option at the greater of par or a redemption price based on a spread over comparable securities. The covenants governing the new issue are identical to the covenants for our other senior notes.

                All of our other senior notes are also general unsecured senior debt obligations that rank equally in right of payment with all of our other unsecured senior indebtedness, but are effectively subordinated to the obligations of our subsidiaries and any obligations under our revolving credit facility to the extent of the collateral.

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

Future Maturities

                Future long-term debt maturities and minimum operating lease payments as of December 31, 2007 are as follows:

		Years Ending December 31,					Later
	Total	2008	2009	2010	2011	2012	Years
Long-term debt, including capital lease obligations	$4,861	$1	$1	$1	$1,001	$601	$3,256
Long-term non-cancelable operating leases	$404	$139	$85	$53	$38	$28	$61

                Rental expense under operating leases, including short-term leases, was $159 million, $154 million and $152 million in the years ended December 31, 2007, 2006 and 2005, respectively. Included in rental expense for these periods was sublease income of $21 million, $17 million and $17 million, respectively, which was recorded as a reduction to rental expense.

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

                At December 31, 2007, the maximum potential amount of future payments under these guarantees was $72 million. In accordance with FASB Staff Position FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners,” at December 31, 2007, we had a liability of $56 million for the fair value of these guarantees included in other current liabilities.

NOTE 7. EMPLOYEE BENEFIT PLANS

Share-Based Compensation Plans

                We currently grant stock-based awards to our directors and key employees pursuant to our 2001 Stock Incentive Plan, which was approved by our shareholders at their 2001 annual meeting. Under that plan, 60,000,000 shares of common stock were approved for stock-based awards. At December 31, 2007, there were approximately 11.2 million shares of common stock available under our 2001 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options generally have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant.

                Effective January 1, 2006, we adopted SFAS 123(R), using the modified prospective application transition method. Prior to 2006, we used the Black-Scholes option-pricing model to estimate the grant date fair value of stock option awards. For grants subsequent to the adoption of SFAS 123(R), we estimate the fair value of awards on the date of grant using a binomial lattice model. We believe that the binomial lattice model is a more appropriate model for valuing employee stock awards because it better reflects the impact of stock price changes on option exercise behavior. As a result of adopting SFAS 123(R) during the three months ended March 31, 2006, we recorded a $2 million credit as a cumulative effect of a change in accounting principle, net of tax expense and related valuation allowance. This adjustment related to the requirement under SFAS 123(R) to estimate the amount of stock-based awards expected to be forfeited rather than recognizing the effect of forfeitures only as they occur.

                Prior to our adoption of SFAS 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123(R) requires excess tax benefits be reported as a financing cash inflow. We have not recognized any excess tax benefits during the years ended December 31, 2007 or 2006.

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

Stock Options

                The following table summarizes stock option activity during the years ended December 31, 2007, 2006 and 2005:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
Outstanding as of December 31, 2004	48,609,766	$23.13
Granted	5,895,492	10.60
Exercised	(1,199,670)	9.70
Forfeited/Expired	(13,341,566)	26.07
Outstanding as of December 31, 2005	39,964,022	20.92
Granted	3,009,409	7.89
Exercised	—	—
Forfeited/Expired	(4,282,458)	16.34
Outstanding as of December 31, 2006	38,690,973	20.41
Granted	1,418,000	6.60
Exercised	(5,100)	6.25
Forfeited/Expired	(4,142,187)	16.74
Outstanding as of December 31, 2007	35,961,686	$20.28	$—	4.0 years
Vested and expected to vest at December 31, 2007	34,954,987	$20.57	$—	3.9 years
Exercisable as of December 31, 2007	31,800,249	$21.86	$—	3.5 years

                There were 5,100 options with a minimal aggregate intrinsic value exercised during the year ended December 31, 2007, and no options were exercised during the year ended December 31, 2006. The intrinsic value of options exercised during the year ended December 31, 2005 totaled approximately $1 million.

                As of December 31, 2007 and 2006, there were $7 million and $14 million, respectively, of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 0.8 years.

                The weighted average estimated fair values of options we granted in the years ended December 31, 2007 and 2006 were $2.77 per share and $3.13 per share, respectively, as calculated based on each grant date, using a binomial lattice model with the following assumptions:

	Year Ended December 31, 2007	Year Ended December 31, 2006
	All Employees	Top Four Employees	All Other Employees

Expected volatility	40%	41%	41%
Expected dividend yield	0%	0%	0%
Expected life	5.75 years	6.25 years	4 years
Expected forfeiture rate	3%	0%	15%
Risk-free interest rate range	4.49%	4.59% - 4.96%	4.48% - 5.06%
Early exercise threshold	50% gain	50% gain	50% gain
Early exercise rate	50% per year	50% per year	50% per year

                The expected volatility used in the binomial lattice model incorporates historical and implied share-price volatility and is based on an analysis of historical prices of our stock and open-market exchanged options. The expected volatility reflects the historical volatility for a duration consistent with the contractual life of the options, and the volatility implied by the trading of options to purchase our stock on open-market exchanges. The historical share-price volatility excludes the movements in our stock price during the period October 1, 2002 through December 31, 2002 due to unique events occurring during that time, which caused extreme volatility of our stock price. The expected life of options granted is derived from the output of the binomial lattice model and represents the period of time that the options are expected to be outstanding. This model incorporates an early exercise assumption in the event of a significant increase in stock price. The risk-free interest rates are based on zero-coupon United States Treasury yields in effect at the date of grant consistent with the expected exercise timeframes.

                The following table summarizes information about our outstanding stock options at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $10.639	7,962,968	7.6 years	$8.95	3,831,757	$9.72
$10.64 to $13.959	5,894,284	4.1 years	11.81	5,864,058	11.81
$13.96 to $17.589	6,166,182	3.5 years	17.25	6,166,182	17.25
$17.59 to $28.759	7,600,952	1.7 years	24.02	7,600,952	24.02
$28.76 and over	8,337,300	3.0 years	35.94	8,337,300	35.94
	35,961,686	4.0 years	$20.28	31,800,249	$21.86

                As of December 31, 2007, approximately 35.9% of our outstanding options were held by current employees and approximately 64.1% were held by former employees. All of our outstanding options had an exercise price of more than the $5.08 market price of our common stock on December 31, 2007 and, therefore, were out-of-the-money, as shown in the table below:

	Out-of-the-Money Options		All Options
	Outstanding	% of Total	Outstanding	% of Total
Current employees	12,897,866	35.9%	12,897,866	35.9%
Former employees	23,063,820	64.1%	23,063,820	64.1%
Totals	35,961,686	100.0%	35,961,686	100.0%
% of all outstanding options	100.0%		100.0%

                The weighted average estimated fair value of options we granted in the year ended December 31, 2005 was $3.92. This fair value was calculated, as of the date of each grant, using a Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
2005
Expected volatility	40.0%
Risk-free interest rate	3.7%
Expected life, in years	4.2
Expected dividend yield	0.0%

                Expected volatility was derived using daily data drawn from five to seven years preceding the date of grant. The risk-free interest rate was based on the approximate yield on five-year, seven-year and ten-year United States Treasury Bonds as of the date of grant. The expected life of options granted was derived from estimates of the number of years the options will be held before they are exercised. The valuation model was not adjusted for non-transferability, risk of forfeiture or the vesting restrictions of the options, all of which would reduce the value if factored into the calculation.

                During the years ended December 31, 2007, 2006 and 2005, we recorded total pretax stock compensation expense of $41 million, $50 million and $52 million, respectively ($27 million, $31 million and $33 million after-tax, respectively, excluding the impact of the deferred tax valuation allowance). The pretax expense includes $1 million and $4 million in 2007 and 2005, respectively, for stock option modification costs related to terminated employees, which are recorded in restructuring charges. The table below shows the stock option and restricted stock unit grants and other awards that comprise the $40 million of stock-based compensation expense recorded in salaries, wages and benefits in the year ended December 31, 2007. Compensation cost is measured by the fair value of the units and options on their grant dates and is recognized over the requisite service period of the grants, whether or not the options had any intrinsic value during the period.

Grant Date	Awards Expected To Vest	Exercise Price Per Share	Fair Value Per Share at Grant Date		Stock-Based Compensation Expense for Year Ended December 31, 2007
	(In Thousands)				(In Millions)
Stock Options:
March 1, 2007	1,336	$6.60	$2.77		$1
February 22, 2006	1,112	7.93	3.48		1
February 22, 2006	1,132	7.93	2.89		1
February 16, 2005	3,594	10.52	3.81		4
March 3, 2004	—	12.02	5.55		1
Other grants					2

Restricted Stock Units:
May 11, 2007	168		6.97		1
March 1, 2007	3,177		6.60		4
March 1, 2007	1,300		4.71		2
February 22, 2006	3,178		7.93		8
July 1, 2005	1,773		10.39	(1)	6
February 16, 2005	1,402		10.52		5
Other grants					4
					$40

(1)   These restricted units were issued in exchange for stock options.

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

Restricted Stock Units

                The following table summarizes restricted stock unit activity during the years ended December 31, 2007 and 2006:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2005	4,916,677	$10.74
Granted	4,564,297	7.89
Vested	(1,662,942)	7.23
Forfeited	(716,558)	10.15
Unvested as of December 31, 2006	7,101,474	9.31
Granted	5,821,924	6.58
Vested	(3,191,794)	9.66
Forfeited	(1,067,790)	8.22
Unvested as of December 31, 2007	8,663,814	$7.47

                Included in the grants of restricted stock units for the year ended December 31, 2007 are 3,319,424 restricted stock units that vest ratably over three years. The fair value of these restricted stock units was based on our share price on the grant date. Also, 1,402,500 restricted stock units that include cliff vesting conditions, based on the average closing price of our shares on the last 40 trading days of 2009 (a market condition grant), were granted in the three months ended March 31, 2007 to certain of our executives. Vesting is on the third anniversary of the grant, based on the following share price criteria and is calculated on a straight-line basis for share prices between the following benchmarks:

Average Share Price	Vesting %
$10.25 or above	100%
$8.50 or above, but less than $10.25	66.66% - 99.99%
$6.75 or above, but less than $8.50	33.33% - 66.66%
Less than $6.75	33.33%

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

                As of December 31, 2007 and 2006, there were $35 million and $39 million, respectively, of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.6 years.

Restricted Stock

                In January 2003, we issued 200,000 shares of restricted stock to Trevor Fetter. The stock vested on the second, third and fourth anniversary dates of the grant. The following table summarizes restricted stock activity during the years ended December 31, 2007 and 2006:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2005	133,333	$18.64
Granted	—	—
Vested	(66,666)	18.64
Forfeited	—	—
Unvested as of December 31, 2006	66,667	18.64
Granted	—	—
Vested	(66,667)	18.64
Forfeited	—	—
Unvested as of December 31, 2007	—	$—

Employee Stock Purchase Plan

                We have an employee stock purchase plan under which we are authorized to issue up to 14,250,000 shares of common stock to our eligible employees. As of December 31, 2007, there were approximately 213,000 shares available for issuance under the plan. Under the terms of the plan, eligible employees may elect to have between 1% and 10% of their base earnings withheld each quarter to purchase shares of our common stock. Shares are purchased at a price equal to 95% of the closing price on the last day of the quarter. The plan requires a one-year holding period for all shares issued. The holding period does not apply upon termination of employment. Under the plan, no individual may purchase, in any year, shares with a fair market value in excess of $25,000. This plan is currently not considered to be compensatory under SFAS 123(R).

                Under the plan, we sold the following numbers of shares in the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
Number of shares	798,380	783,577	782,603
Weighted average price	$5.15	$7.14	$10.87

Employee Retirement Plans

                Substantially all of our employees, upon qualification, are eligible to participate in a defined contribution 401(k) plan. Under the plan, employees may contribute 1% to 75% of their eligible compensation, and we match such contributions annually up to a maximum percentage for participants actively employed as of December 31. Plan expenses, primarily related to our contributions to the plan, were approximately $47 million, $49 million and $72 million for the years ended December 31, 2007, 2006 and 2005, respectively. Such amounts are reflected in salaries, wages and benefits in the Consolidated Statements of Operations. In 2005, the maximum company matching percentage was 5%. Effective January 1, 2006, we reduced the matching percentage from 5% to 3%.

                We maintain one active and two frozen non-qualified defined benefit pension plans (“SERPs”), which provide supplemental retirement benefits to certain of our current and former executives.  The plans are not funded, and plan obligations are paid from our working capital.  Pension benefits are generally based on years of service and compensation. The following tables summarize the balance sheet impact, as well as the benefit obligations, funded status and rate assumptions associated with the SERPs based on actuarial valuations prepared as of December 31, 2007 and 2006:

	December 31,
	2007	2006
Reconciliation of funded status of plans and the amounts included in the Consolidated Balance Sheets:
Projected benefit obligations (1)
Beginning obligations	$(249)	$(252)
Service cost	(2)	(2)
Interest cost	(14)	(13)
Actuarial gain	13	4
Benefits paid	21	14
Special termination benefit costs	(4)	—
Ending obligations	(235)	(249)
Fair value of plans’ assets	—	—
Funded status of plans	$(235)	$(249)
Amounts recognized in the Consolidated Balance Sheets consist of:
Intangible asset	$—	$—
Other current liability	(18)	(15)
Other long-term liability	(217)	(234)
Accumulated other comprehensive loss	17	34
	$(218)	$(215)
Assumptions:
Discount rate	6.25%	5.75%
Compensation increase rate	4.00%	4.00%
Measurement date	December 31, 2007	December 31, 2006

(1)   The accumulated benefit obligation at December 31, 2007 and 2006 was approximately $233 million and $247 million, respectively.

                The components of net periodic benefit costs and related assumptions are as follows:

	Year Ended December 31,
	2007	2006	2005

Service costs	$2	$2	$2
Interest costs	14	13	14
Amortization of prior-year service costs	3	3	3
Amortization of net actuarial loss	—	1	—
Net periodic benefit cost	$19	$19	$19
Assumptions:
Discount rate	5.75%	5.50%	5.75%
Long-term rate of return on assets	n/a	n/a	n/a
Compensation increase rate	4.00%	4.00%	4.00%
Measurement date	January 1, 2007	January 1, 2006	January 1, 2005
Census date	January 1, 2007	January 1, 2006	January 1, 2005

Net periodic benefit costs for the current year are based on assumptions determined at the valuation date of the prior year.

                We recorded a $17 million gain, a $5 million gain and a $28 million loss adjustment in other comprehensive income (loss) in the three months ended December 31, 2007, 2006 and 2005, respectively, to recognize changes in the funded status of our SERPs.  Under SFAS 158, changes in the funded status are recorded as a direct increase or decrease to shareholders’ equity through accumulated other comprehensive loss. Net actuarial gains (losses) of $14 million, $5 million and $(7) million during the years ended December 31, 2007, 2006 and 2005, respectively, and net prior service costs of $3 million for each of the years ended December 31, 2007, 2006 and 2005 were recognized in other comprehensive income (loss). Cumulative net actuarial losses of $11 million, $25 million and $30 million and unrecognized prior service costs of $6 million, $9 million and $12 million as of December 31, 2007, 2006 and 2005, respectively, have not yet been recognized as components of net periodic benefit costs. During the year ending December 31, 2008, $3 million of net prior service costs are expected to be recognized as components of net periodic benefit costs.

                We adopted SFAS 158 effective December 31, 2006.  The following table reflects the impact of the adoption of this new accounting pronouncement:

December 31,
2006
Before adoption of SFAS 158:
Intangible asset	$9
Total assets	8,548
Liability for pension benefits	(247)
Accumulated other comprehensive loss	34
Total shareholders’ equity	275
Impact of changes:
Intangible asset	$(9)
Total assets	(9)
Liability for pension benefits	(2)
Accumulated other comprehensive loss	(11)
Total shareholders’ equity	(11)
After adoption of SFAS 158:
Intangible asset	$—
Total assets	8,539
Liability for pension benefits	(249)
Accumulated other comprehensive loss	45
Total shareholders’ equity	264

                The following table presents the estimated future benefit payments for the next five years and in the aggregate for the five years thereafter:

		Years Ending December 31,					Five
	Total	2008	2009	2010	2011	2012	Years Thereafter
SERP benefit payments	$186	$18	$18	$19	$19	$19	$93

                The SERP obligations of $235 million at December 31, 2007 are classified on the Consolidated Balance Sheet as an other current liability ($18 million) and an other noncurrent liability ($217 million) based on an estimate of the expected payment patterns.

NOTE 8. SELECTED BALANCE SHEET DETAILS

                The principal components of other current assets are shown in the table below:

	December 31,
	2007	2006
Other receivables, net of allowance for doubtful accounts	$164	$143
Prepaid expenses	91	103
Other current assets	$255	$246

                The principal components of property and equipment are shown in the table below:

	December 31,
	2007	2006
Land	$355	$346
Buildings and improvements	3,829	3,546
Construction in progress	320	390
Equipment	2,920	2,565
	7,424	6,847
Accumulated depreciation and amortization	(2,779)	(2,548)
Net property and equipment	$4,645	$4,299

                Property and equipment is stated at cost, less accumulated depreciation and amortization and impairment write-downs related to assets held and used. At December 31, 2007 and 2006, we had $135 million and $34 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $127 million and $28 million, respectively, were included in accounts payable.

NOTE 9. OTHER INTANGIBLE ASSETS

                The following table provides information regarding other intangible assets, which are included in the Consolidated Balance Sheets as of December 31, 2007 and 2006:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of December 31, 2007:
Capitalized software costs	$423	$(166)	$257
Long-term debt issue costs	51	(16)	$35
Other	2	(1)	1
Total	$476	$(183)	$293
As of December 31, 2006:
Capitalized software costs	$327	$(138)	$189
Long-term debt issue costs	51	(10)	41
Other	2	(1)	1
Total	$380	$(149)	$231

                Estimated future amortization of intangibles with finite useful lives as of December 31, 2007 is as follows:

		Years Ending December 31,					Later
	Total	2008	2009	2010	2011	2012	Years
Amortization of intangible assets	$293	$35	$35	$31	$28	$26	$138

NOTE 10. INVESTMENTS

                The principal components of investments and other assets in our Consolidated Balance Sheets are as follows:

	December 31,
	2007	2006
Collateralized bonds(1)	$64	$95
Marketable debt securities	68	77
Equity investments in unconsolidated health care entities(2)	67	41
Other	1	1
Total investments	200	214
Cash surrender value of life insurance policies	18	80
Long-term deposits	31	47
Land held for expansion, long-term receivables and other assets	39	42
Investments and other assets	$288	$383

(1)      The collateralized bonds were issued by a local hospital authority from which we leased and operated two hospitals in Dallas, Texas until August 2007. The $64 million at December 31, 2007 matures in 2010.

(2)      Equity earnings of unconsolidated affiliates are included in net operating revenues in the Consolidated Statements of Operations and were $20 million and $6 million in the years ended December 31, 2007 and 2006, respectively.

                Our policy is to classify investments that may be needed for cash requirements as “available-for-sale.” In doing so, the carrying values of the shares and debt instruments are adjusted at the end of each accounting period to their market values. This is done through a credit or charge to other comprehensive income (loss), net of taxes. At both December 31, 2007 and 2006, there was $1 million of accumulated unrealized losses on these investments.

NOTE 11. OTHER COMPREHENSIVE LOSS

                Our accumulated other comprehensive loss is comprised of the following:

	Year Ended December 31,
	2007	2006
Unamortized realized losses from interest rate lock derivatives	$(10)	$(12)
Adjustments for supplemental executive retirement plans	(17)	(34)
Unrealized losses on securities held as available-for-sale	(1)	(1)
Cumulative foreign currency translation adjustment	—	2
Accumulated other comprehensive loss	$(28)	$(45)

                There is no tax effect allocated to each component of other comprehensive loss for the years ended December 31, 2007 and 2006 due to the recording of a deferred tax asset valuation allowance since the fourth quarter of 2004.

NOTE 12. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

                We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis. For the policy period April 1, 2007 through March 31, 2008, we have coverage totaling $600 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million each for floods and earthquakes and a per-occurrence sub-limit of $100 million for windstorms with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and windstorms, the total $600 million limit of coverage per occurrence applies. Deductibles are 5% of insured values for floods, California earthquakes and wind-related claims, 2% of insured values for New Madrid fault earthquakes, and $1 million for fires and other perils.

                Under the policies in effect for the period April 1, 2006 through March 31, 2007, we have coverage totaling $600 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million each for windstorms, floods and earthquakes. With respect to fires and other perils, excluding windstorms, floods and earthquakes, the total $600 million limit of coverage per occurrence applies. Deductibles are 5% of insured values for wind-related claims, floods and California earthquakes, 2% of insured values for New Madrid fault earthquakes, and $1 million for fires and other perils.

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

                On July 6, 2006, we announced a settlement totaling $340 million had been reached with our property insurers regarding claims related to the physical damage and business interruption we sustained as a result of Hurricane Katrina. Also during July 2006, we received $240 million, in addition to the $100 million previously received, in full resolution of our claims. Of the $100 million recorded earlier, $64 million was recorded in the three months ended December 31, 2005 and $36 million was recorded in the three months ended March 31, 2006, both as an offset to property damage recorded in impairment of long-lived assets, now in discontinued operations. The $240 million of additional insurance recoveries was recorded in the three months ended June 30, 2006 as an offset to impairment of long-lived assets in continuing operations in the amount of $3 million, and in discontinued operations in the amount of $28 million, representing recovery of property damage. The remaining $209 million was recorded as an offset to hurricane costs in the amount of $16 million in continuing operations and $193 million in discontinued operations, representing business interruption and other cost recoveries.

Professional and General Liability Insurance

                At December 31, 2007 and 2006, the current and long-term professional and general liability reserves on our Consolidated Balance Sheets were approximately $716 million and $731 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and self-insured retention reserves recorded based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity composite rate of 4.50% and 4.76% at December 31, 2007 and 2006, respectively.

                Self-insured retentions are determined for each claim period based on the following insurance policies in effect:

•                  Policy period June 1, 2007 through May 31, 2008—As of January 1, 2008, our hospitals generally have a self-insurance retention per occurrence of $5 million for losses incurred during this policy period, and our captive insurance company, The Healthcare Insurance Corporation, has a self-insured retention of $10 million per occurrence above our hospitals’ $5 million self-insurance retention level. Prior to January 1, 2008, our hospitals generally had a self-insured retention of $2 million per occurrence, with The Healthcare Insurance Corporation retaining the next $13 million per occurrence. In each case, the next $10 million of claims in excess of $15 million are 100% reinsured by The Healthcare Insurance Corporation with independent reinsurance companies. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies from major independent insurance companies, on a claims-made basis, subject to an aggregate limit of $275 million.

•                   Policy period June 1, 2006 through May 31, 2007—As of January 1, 2008, our hospitals generally have a self-insurance retention per occurrence of $5 million for losses incurred during this policy period, and The Healthcare Insurance Corporation has a self-insured retention of $10 million per occurrence above our hospitals’ $5 million self-insurance retention level. Prior to January 1, 2008, our hospitals generally had a self-insured retention of $2 million per occurrence, with The Healthcare Insurance Corporation retaining the next $13 million per occurrence. In each case, the next $10 million of claims in excess of $15 million are 100% reinsured by The Healthcare Insurance Corporation with independent reinsurance companies. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies from major independent insurance companies, on a claims-made basis, subject to an aggregate limit of $275 million.

•                   Policy period June 1, 2005 through May 31, 2006—As of January 1, 2008, our hospitals generally have a self-insurance retention per occurrence of $5 million for losses incurred during this policy period, and The Healthcare Insurance Corporation has a self-insured retention of $10 million per occurrence above our hospitals’ $5 million self-insurance retention level. Prior to January 1, 2008, our hospitals generally had a self-insured retention of $2 million per occurrence, with The Healthcare Insurance Corporation retaining the next $13 million per occurrence. In each case, the next $10 million of claims in excess of $15 million are 97.5% reinsured by The Healthcare Insurance Corporation with independent reinsurance companies, with The Healthcare Insurance Corporation retaining the remaining 2.5% or $250,000 per claim. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies from major independent insurance companies, on a claims-made basis, subject to an aggregate limit of $275 million.

•                   Policy period June 1, 2004 through May 31, 2005—As of January 1, 2008, our hospitals generally have a self-insurance retention per occurrence of $5 million for losses incurred during this policy period, and The Healthcare Insurance Corporation has a self-insured retention of $10 million per occurrence above our hospitals’ $5 million self-insurance retention level. Prior to January 1, 2008, our hospitals generally had a self-insured retention of $2 million per occurrence, with The Healthcare Insurance Corporation retaining the next $13 million per occurrence. Claims in excess of $15 million per occurrence are reinsured, and The Healthcare Insurance Corporation bears 17.5% of the first $10 million of reinsurance claims. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies from major independent insurance companies, on a claims-made basis, subject to an aggregate limit of $275 million.

                If the aggregate limit of any of our excess professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the excess limits available to pay any other material claims applicable to that policy period.

                Included in other operating expenses in the accompanying Consolidated Statements of Operations is malpractice expense of $173 million, $186 million and $195 million for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 13. CLAIMS AND LAWSUITS

                Currently pending material claims and legal proceedings that are not in the ordinary course of business are set forth below. Where specific amounts are sought in any pending legal proceeding, those amounts are disclosed. For all other matters, where a loss is reasonably possible and estimable, an estimate of the loss or a range of loss is provided. Where no estimate is provided, a loss is not reasonably possible or an amount of loss is not reasonably estimable at this time.

1.                                       Shareholder Derivative Action and Securities Matter—A consolidated shareholder derivative action is pending in federal district court in California against certain current and former members of our board of directors and former members of senior management. Tenet is also named as a nominal defendant. The shareholder plaintiffs allege various causes of action on behalf of the Company and for our benefit, including breach of fiduciary duty, insider trading, unjust enrichment and securities law violations. We anticipate that this matter will be dismissed now that a California state appellate court has affirmed our 2006 settlement of the state shareholder derivative litigation, which released all of the claims asserted in this action. The federal court has stayed all proceedings in this case until our motion to dismiss is filed and resolved pursuant to the stipulation of the parties.

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

2.                                       Wage and Hour Actions— We have been defending three coordinated lawsuits in Los Angeles Superior Court alleging that our hospitals violated certain provisions of California’s labor laws and applicable wage and hour regulations. On February 14, 2008, one of these cases was certified as a class action over our objections. Motions for class certification in the other two cases, which we have opposed, are pending. Plaintiffs in all three cases are seeking back pay, statutory penalties and attorneys’ fees. Another wage and hour matter pending in federal court in

Southern California specifically involves allegations regarding unpaid overtime. This case, which was first provisionally certified as a collective action under the federal Fair Labor Standards Act for the purpose of giving notice to potential class members, was certified as a class action for all purposes on February 12, 2008. Plaintiff is seeking back pay, statutory penalties and attorneys’ fees. We have recorded an accrual of $31 million as an estimated liability for the wage and hour actions and other unrelated employment matters (we recorded $10 million in the three months ended December 31, 2007, $18 million in the three months ended September 30, 2006 and $6 million in prior years, offset by a $3 million reduction in the estimated liability in the three months ended March 31, 2007).

3.                                       Tax Disputes—See Note 14 for information concerning disputes with the Internal Revenue Service (“IRS”) regarding our federal tax returns. Our hospitals are also routinely subject to sales and use tax audits and personal property tax audits by the state and local government jurisdictions in which they do business. The results of the audits are frequently disputed, and such disputes are ordinarily resolved by administrative appeals or litigation.

4.                                      Civil Lawsuits on Appeal—In April 2007, we filed a motion for summary judgment seeking dismissal of a qui tam action in Texas that alleged violations of the federal False Claims Act by our hospitals in El Paso arising out of the alleged manipulation of the hospitals’ charges in order to increase outlier payments. The government also filed a summary judgment motion in April 2007. In July 2007, the court found that the relators had no direct and independent knowledge of the information on which their allegations were based and granted both motions, thereby dismissing this case. The relators have since filed an appeal to the U.S. Court of Appeals for the Fifth Circuit. We believe that the trial court’s dismissal was correct and are defending that decision on appeal.

                                               In April 2007, our motion to dismiss an unrelated qui tam action in South Carolina was granted. That action, in which the Department of Justice declined to intervene, alleged violations of the federal False Claims Act by the Company, our Hilton Head Medical Center and Clinics, and related subsidiaries, as well as a cardiologist who formerly practiced at Hilton Head. The relator’s primary claim was that we received inappropriate payments from Medicare for certain cardiac catheterization procedures that were performed by the cardiologist from 1997 through 2003. The relator appealed the district court’s decision to dismiss the case to the U.S. Court of Appeals for the Fourth Circuit in Richmond, Virginia. We believe that the trial court’s dismissal was correct and are defending that decision on appeal.

In August 2007, the federal district court in Miami granted our motion for summary judgment, thereby dismissing the civil case filed as a purported class action by Boca Raton Community Hospital, which principally alleged that Tenet’s past pricing policies and receipt of Medicare outlier payments violated the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), causing harm to plaintiff. Plaintiff sought unspecified amounts of damages (including treble damages under RICO), restitution, disgorgement and punitive damages. Plaintiff subsequently filed an appeal to the U.S. Court of Appeals for the Eleventh Circuit. We believe that the trial court’s dismissal was correct and intend to defend that decision on appeal.

                                                In November 2006, our motion to dismiss a civil suit filed by plaintiff Erin Brockovich, purportedly on behalf of the United States of America, was granted. Plaintiff alleged that we inappropriately received reimbursement from Medicare for treatment given to patients whose injuries were caused as a result of medical error or neglect, and sought damages of twice the amount that defendants were allegedly obligated to pay or reimburse Medicare in connection with the treatment in question, plus interest, together with plaintiff’s costs and fees, including attorneys’ fees. Plaintiff filed an appeal of the dismissal to the U.S. Court of Appeals for the Ninth Circuit. We believe that the trial court’s dismissal was correct and are defending that decision on appeal.

5.                                       Civil Lawsuits Involving Real Property—The University of Southern California has filed a lawsuit in Los Angeles Superior Court against a Tenet subsidiary seeking the right to terminate a ground lease and a development and operating agreement between the University and our subsidiary, which built, owns and operates USC University Hospital, an acute care hospital located on land leased from the University in Los Angeles. The University claims that it should be permitted to terminate the lease and operating agreement as a result of a default by our subsidiary and seeks the option to force our subsidiary to sell the hospital to the University. We strongly dispute the University’s claims and intend to continue to vigorously defend ourselves in this matter. Further, we have filed a cross-complaint asserting claims against the University for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of the covenant of quiet enjoyment, and declaratory relief.

                                                In April 2007, we received letters from a real estate investment trust from which certain of our subsidiaries lease hospitals and real estate alleging that several of those subsidiaries were in default primarily with respect to a number of deferred maintenance issues under three leases. The leases relate to the following hospitals: the Tarzana campus of

Encino-Tarzana Regional Medical Center in California, Community Hospital of Los Gatos, also in California, and NorthShore Regional Medical Center in Slidell, Louisiana. We believe that the alleged defaults are without merit. However, we are taking steps to clarify or remedy any proven claimed deficiencies, as appropriate, and, if found to be deficient, we intend to elect our right to cure any maintenance defaults as provided under the leases. In May 2007, our subsidiaries filed suit in California state court against the lessor and certain of its affiliates asserting various causes of action concerning the lease disputes. Our subsidiaries also initiated an arbitration action against the lessor and one of its affiliates. With the lawsuit and through the arbitration proceedings, we seek declaratory relief in our favor regarding the leases and alleged defaults, damages, and injunctive relief and restitution under California’s unfair competition law. Some of our subsidiaries’ leases with the lessor contain cross-default covenants that state that, under certain circumstances, one subsidiary may be considered to be in default under its lease with the lessor if a default has occurred and is continuing under one of the other leases. In July 2007, we received notices from the lessor alleging that certain of our subsidiaries were in default under leases relating to four of our hospitals because of the alleged defaults under the Tarzana lease described above. As a result, the lessor demanded that we turn over possession of Irvine Regional Hospital Medical Center in California, Palm Beach Gardens Medical Center in Florida, North Fulton Regional Hospital in Georgia and Frye Regional Medical Center in North Carolina by December 31, 2007. We believe the lessor took this step as a response to the lawsuit and arbitration proceedings we commenced in May 2007. In September 2007, our subsidiaries subject to the lessor’s cross-default notices joined the suit in California state court as plaintiffs. The complaint for these subsidiaries seeks a judicial declaration that no defaults exist under the leases relating to the four hospitals listed above, as well as damages. In October 2007, the lessor filed a motion to dismiss our subsidiaries’ amended complaint, which the court denied in November 2007. The lessor has also filed cross-claims in the pending California state court proceeding against us and our subsidiaries seeking damages for breach of contract, declaratory relief, specific performance and other relief based on the alleged defaults and cross-defaults already at issue in the case. The lessor’s affiliate also filed cross-claims in the pending arbitration proceedings, seeking damages for breach of contract. The case and arbitration proceedings are in their discovery phases. The California state court litigation is currently set for trial in October 2008, and the hearings in the arbitration proceedings are currently expected to take place after October 2008. The parties to the California state court litigation and the arbitration proceedings are currently engaged in settlement discussions that could resolve the parties’ disputes. There are no assurances such a settlement will be consummated. We dispute the defenses and claims of the lessor and its affiliate and, in the event a settlement between the parties is not consummated, we will continue to pursue our claims against the lessor and its affiliate.

                In addition to the matters described above, our hospitals are subject to claims and lawsuits in the ordinary course of business. The largest category of these relates to medical malpractice. Three medical malpractice cases were filed as purported class action lawsuits and involve former patients of Memorial Medical Center and Lindy Boggs Medical Center in New Orleans. In each case, family members allege, on behalf of themselves and a purported class of other patients and their family members, damages as a result of injuries sustained during Hurricane Katrina.

                New claims or inquiries may be initiated against us from time to time. These matters could (1) require us to pay substantial damages or amounts in judgments or settlements, which individually or in the aggregate could exceed amounts, if any, that may be recovered under our insurance policies where coverage applies and is available, (2) cause us to incur substantial expenses, (3) require significant time and attention from our management, and (4) cause us to close or sell hospitals or otherwise modify the way we conduct business.

                We cannot predict the results of current or future claims and lawsuits. We recognize that, where appropriate, our interests may be best served by resolving certain matters without litigation. If non-litigated resolution is not appropriate or possible with respect to a particular matter, we will defend ourselves vigorously. The ultimate resolution of significant claims against us, individually or in the aggregate, whether as a result of litigation or settlement, could have a material adverse effect on our business (both in the near and long term), financial condition, results of operations or cash flows.

                We record reserves for claims and lawsuits when they are probable and can be reasonably estimated. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized in the accompanying Consolidated Financial Statements the potential liabilities that may result.

                The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the years ended December 31, 2007, 2006 and 2005:

	Balances at Beginning of Period	Litigation and Investigation Costs (Benefit)	Cash Payments	Other(1)	Balances at End of Period
Year Ended December 31, 2007
Continuing operations	$321	$13	$(51)	$(1)	$282
Discontinued operations	1	—	(1)	—	—
	$322	$13	$(52)	$(1)	$282
Year Ended December 31, 2006
Continuing operations	$308	$766	$(675)	$(78)	$321
Discontinued operations	5	(35)	(21)	52	1
	$313	$731	$(696)	$(26)	$322
Year Ended December 31, 2005
Continuing operations	$40	$212	$(56)	$112	$308
Discontinued operations	—	—	—	5	5
	$40	$212	$(56)	$117	$313

(1)   Other items in 2006 include the funding of $75 million from our insurance carriers for the settlement of a securities class action lawsuit, which was classified as a receivable in other current assets in the Consolidated Balance Sheet as of December 31, 2005, and the recovery of $45 million in insurance proceeds related to the Redding Medical Center settlement in December 2004, which was classified as a receivable in other current assets in the Consolidated Balance Sheet as of December 31, 2005. Other items in 2005 include: (i) the reclassification of reserves established in prior years, including $34 million related to a Medicare coding matter; (ii) the accrual of $75 million as an estimated minimum liability for securities and shareholder matters, which was offset by a corresponding $75 million receivable for amounts expected to be recovered from our insurance carriers; and (iii) $5 million reflected as an adjustment to net operating revenues within discontinued operations.

                For the years ended December 31, 2007, 2006 and 2005, we recorded net costs (benefit) of $13 million, $731 million and $212 million, respectively, in connection with significant legal proceedings and investigations, including $(35) million in the year ended December 31, 2006, that was reflected in discontinued operations. The 2007 costs represent $10 million to defend ourselves in various lawsuits and investigations and an $11 million increase in the estimated minimum liability for pending cases (primarily the wage and hour cases in California), offset by an $8 million reduction of reserves recorded in prior periods that are no longer considered necessary based on updated loss estimates. The 2007 payments include $24 million as part of our June 2006 global civil settlement with the federal government, $10 million for settlement of the SEC investigation, $5 million of other settlement payments, and $13 million in legal and other costs to defend ourselves in other ongoing lawsuits and investigations. The 2006 payments primarily consisted of our June 30, 2006 global civil settlement payment ($470 million, including $20 million in interest), the settlement of the case involving our former Alvarado Hospital Medical Center ($21 million), the settlement of the federal securities class action ($140 million), attorneys’ fees associated with the state shareholder derivative lawsuit ($5 million), our February 2006 settlement with the Florida Attorney General ($7 million), and legal and other costs to defend ourselves in other ongoing lawsuits and investigations.

NOTE 14. INCOME TAXES

                The provision for income taxes for continuing operations for the years ended December 31, 2007, 2006 and 2005 consists of the following:

	Years Ended December 31,
	2007	2006	2005
Current tax expense (benefit):
Federal	$(75)	$(155)	$(30)
State	13	4	4
	(62)	(151)	(26)
Deferred tax expense (benefit):
Federal	20	(105)	(28)
State	(16)	(6)	(34)
	4	(111)	(62)
	$(58)	$(262)	$(88)

                A reconciliation between the amount of reported income tax expense (benefit) and the amount computed by multiplying loss from continuing operations before income taxes by the statutory federal income tax rate is shown below:

	Years Ended December 31,
	2007	2006	2005
Tax benefit at statutory federal rate of 35%	$(37)	$(377)	$(126)
State income taxes, net of federal income tax benefit	(4)	(23)	(10)
Nondeductible goodwill impairment charges	—	52	—
Other changes in valuation allowance	48	124	79
Change in tax contingency reserves, including interest	(67)	(41)	(28)
Prior-year provision to return adjustment, net of valuation allowance	3	7	4
Other items	(1)	(4)	(7)
	$(58)	$(262)	$(88)

                Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table discloses those significant components of our deferred tax assets and liabilities, including any valuation allowance:

	December 31, 2007		December 31, 2006
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed-asset differences	$—	$557	$—	$523
Reserves related to discontinued operations and restructuring charges	23	—	17	—
Receivables (doubtful accounts and adjustments)	106	—	103	—
Accruals for retained insurance risks	392	—	363	—
Intangible assets	—	34	—	2
Other long-term liabilities	168	—	152	—
Benefit plans	171	—	162	—
Other accrued liabilities	60	—	32	—
Investments and other assets	2	—	—	7
Net operating loss carryforwards	693	—	621	—
Stock-based compensation	225	—	246	—
Other items	29	—	22	—
	1,869	591	1,718	532
Valuation allowance	(1,310)	—	(1,224)	—
	$559	$591	$494	$532

                In June 2006, the FASB issued FIN 48, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The cumulative effect of adopting FIN 48 was a $178 million decrease to retained earnings as of January 1, 2007, $142 million of which was related to an increase in the valuation allowance for deferred tax assets. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Continuing Operations	Discontinued Operations	Total
Balance at January 1, 2007	$126	$73	$199
Reductions for tax positions of prior years	(67)	(8)	(75)
Additions for current year tax positions	6	—	6
Reductions due to settlements with taxing authorities	(3)	—	(3)
Reductions due to a lapse of statute of limitations	—	—	—
Balance at December 31, 2007	$62	$65	$127

The total amount of unrecognized tax benefits as of the date of adoption was $199 million ($126 million related to continuing operations and $73 million related to discontinued operations), all of which, if recognized, would affect our effective tax rate and income tax expense/benefit from continuing and discontinued operations. Total accrued interest and penalties on unrecognized tax benefits as of the date of adoption were $92 million. Included in the balance of unrecognized tax benefits at January 1, 2007 is

$172 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next 12 months. This amount represents unrecognized tax benefits related to issues in dispute with the IRS and state income tax authorities and other uncertain tax positions. As a result of actions we took during the three months ended March 31, 2007, we were able to reduce our estimated liabilities for uncertain tax positions as of January 1, 2007 (the effective date of FIN 48) by approximately $107 million, which amount included $36 million of accrued interest. This resulted in an income tax benefit of $107 million being recognized as a credit to income tax expense in the Consolidated Statements of Operations during the three months ended March 31, 2007 ($84 million of which was recognized in continuing operations and $23 million in discontinued operations). Under FIN 48 and SFAS No. 109, “Accounting for Income Taxes,” the actions to reduce our liability for uncertain tax positions could not be taken into consideration in our estimate of the liability and our assessment of the recoverability of deferred tax assets as of January 1, 2007. Accordingly, although the initial impact of establishing the $107 million estimated liability was charged directly to shareholders’ equity effective January 1, 2007 and was included in the $178 million cumulative effect adjustment discussed above, the reduction of the liability was recorded as a tax benefit in the Consolidated Statement of Operations in accordance with FIN 48 because we took the actions to reduce the estimated exposure related to the uncertain tax positions subsequent to January 1, 2007. The total amount of unrecognized tax benefits as of December 31, 2007 was $127 million ($62 million related to continuing operations and $65 million related to discontinued operations), which, if recognized, would affect our effective tax rate and income tax expense/benefit from continuing and discontinued operations primarily due to our valuation allowance for deferred tax assets.

                Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense in our Consolidated Statements of Operations. In addition to the adjustments described above, $17 million of interest and penalties related to accrued liabilities for uncertain tax positions ($9 million related to continuing operations and $8 million related to discontinued operations) are included in our Consolidated Statement of Operations in the year ended December 31, 2007. Total accrued interest and penalties on unrecognized tax benefits as of December 31, 2007 were $70 million ($45 million related to continuing operations and $25 million related to discontinued operations).

                In addition to the impact of the valuation allowance adjustments associated with the FIN 48 adjustments described above, income tax benefit in the year ended December 31, 2007 included the following: (1) an income tax benefit of $67 million to reduce our estimated liabilities for uncertain tax positions; (2) a $48 million income tax expense in continuing operations to increase the valuation allowance for our deferred tax assets; (3) an income tax benefit of $10 million, net of federal benefit, in continuing operations to increase deferred tax assets related to state tax credits as a result of the enactment of recent legislation; (4) an income tax expense of $19 million in discontinued operations to increase the valuation allowance; and (5) an income tax benefit of $16 million in discontinued operations to reduce our estimated liabilities for uncertain tax positions.

                Income tax benefit in the year ended December 31, 2006 included the following: (1) a $247 million income tax benefit ($171 million recorded as a current income tax receivable and $76 million as a non-current deferred tax asset) to record the tax effects of our June 2006 global civil settlement with the federal government; (2) an income tax expense of $124 million in continuing operations to increase the valuation allowance for our deferred tax assets; (3) an income tax benefit of $41 million in continuing operations to reflect changes in our tax contingency reserves; (4) an income tax expense of $42 million in discontinued operations to increase the valuation allowance; (5) an income tax benefit of $41 million in discontinued operations reflecting changes in tax contingency reserves; and (6) an income tax benefit of $1 million in cumulative effect of change in accounting principle to decrease the valuation allowance.

                In 2006, we petitioned the Tax Court to resolve disputed issues with respect to our federal tax returns for fiscal years ended May 31, 1995 through May 31, 1997. As of December 31, 2007, all disputed issues with respect to our federal tax returns for those fiscal years had been substantially resolved. Remaining tax and interest of $6 million was paid in December 2007. All examinations of our tax returns for years ended prior to the fiscal year ended May 31, 1995 have been resolved. Also in 2006, the IRS completed its examination of our federal tax returns for fiscal years ended May 31, 1998 through the seven-month transition period ended December 31, 2002, and it issued a Revenue Agent’s Report in which it proposed to assess an aggregate tax deficiency of $207 million. We paid $110 million of tax and interest in December 2006 to resolve issues that were not in dispute in that audit. We filed an appeal of the disputed issues with the Appeals Division of the IRS, and, to date, we have been unable to resolve the disputes. The statute of limitations for assessment of a tax deficiency for the fiscal year ended May 31, 1998 through the seven-month transition period ended December 31, 2002 is scheduled to expire on June 30, 2008. We anticipate that the IRS will issue a notice of tax deficiency with respect to all disputed issues on or before June 30, 2008. Within 90 days of receipt of the notice of tax deficiency, we will file a petition in Tax Court to resolve all disputed issues. We presently cannot determine the ultimate resolution of the disputed issues. Our federal tax returns for 2003, 2004 and 2005 are currently under examination by the IRS. We believe we have adequately provided for all probable tax matters, including interest.

                As of December 31 2007, approximately $12 million of unrecognized state tax benefits may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of the statute of limitations.

                At December 31, 2007, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss carryforwards of approximately $2.0 billion expiring in 2024 to 2027, (2) approximately $6 million in alternative minimum tax credits with no expiration, and (3) general business credit carryforwards of approximately $12 million expiring in 2023 to 2027.

NOTE 15. EARNINGS PER COMMON SHARE

                All potentially dilutive securities were excluded from the calculation of diluted earnings (loss) per share for years ended December 31, 2007, 2006 and 2005 because we did not report income from continuing operations in those periods. In circumstances where we do not have income from continuing operations, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations has the effect of making the diluted loss per share less than the basic loss per share. Had we generated income from continuing operations in those periods, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase of 1,246 shares, 1,445 shares and 1,264 shares for the years ended December 31, 2007, 2006 and 2005, respectively. Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, would not have been included in the computation of diluted shares if we had income from continuing operations were 35,962 shares, 38,582 shares and 39,900 shares for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 16. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

                The carrying amounts of cash and cash equivalents, accounts receivable, current portion of long-term debt, accounts payable and accrued interest payable approximate fair value because of the short maturity of these instruments. The carrying values of investments, both short-term and long-term (excluding investments accounted for by the equity method), are reported at fair value. Long-term receivables are carried at cost and are not materially different from their estimated fair values. The fair value of our long-term debt is based on quoted market prices. At December 31, 2007 and 2006, the estimated fair value of our long-term debt was approximately 91% and 96%, respectively, of the carrying value of the debt.

NOTE 17. RELATED PARTY TRANSACTIONS

                We currently hold a 48% interest in Broadlane, Inc., which is accounted for under the equity method. We have entered into the following agreements with Broadlane:

•      Management Outsourcing Agreement—We have retained Broadlane to manage all functions of corporate materials management for us and each of our hospitals. We have also appointed Broadlane as our exclusive contracting and group-purchasing agent. This agreement, as amended, was entered into on December 9, 1999 for a ten-year term. Under the agreement, Broadlane earned administrative fees of approximately $18 million, $19 million and $21 million for the years ended December 31, 2007, 2006 and 2005, respectively, on contracted purchases made by our hospitals.

•      Office Lease Guarantees—During 2000, we entered into agreements to guarantee Broadlane’s office building leases in Dallas and San Francisco for the original terms through April 2011 and November 2010, respectively. In 2006, we were released from the guarantee on the Dallas office building. Broadlane’s remaining minimum lease payments for the San Francisco lease total approximately $4 million as of December 31, 2007.

•      Other Service and Consulting Agreements—We have entered into multiple consulting agreements with Broadlane, pursuant to which Broadlane provides diagnostic, sourcing and implementation services. Broadlane has also entered into agreements with several of our facilities to provide capital expenditure planning services. Further, Broadlane has performed additional services to reduce costs in both the supply chain and in nontraditional areas (such as recruiting and transcription) under our total cost management initiatives. We incurred approximately $6 million, $4 million and $14 million of expenses for the years ended December 31, 2007, 2006 and 2005, respectively, for these services.

NOTE 18. RECENTLY ISSUED ACCOUNTING STANDARDS

                The following summarizes noteworthy recently issued accounting standards:

•      In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions, which are throughout the various accounting pronouncements that require fair value measurements. SFAS 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction from the perspective of the market participant who holds the asset or liability. SFAS 157 became effective for us on January 1, 2008. However, in November 2007, the FASB decided to provide a one-year deferral (in our case, to January 1, 2009) of the fair value measurements of SFAS 157 for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Examples of items to which the deferral would apply to us include, but are not limited to:

a.      Nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods;

b.      Reporting units measured at fair value in the first step of a goodwill impairment test as described in SFAS 142 (measured at fair value on a recurring basis, but not necessarily recognized or disclosed in the financial statements at fair value);

c.      Nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test as described in SFAS 142 (measured at fair value on a nonrecurring basis to determine the amount of goodwill impairment, and not necessarily recognized or disclosed in the financial statements at fair value);

d.      Long-lived assets measured at fair value for an impairment assessment under SFAS 144 (nonrecurring fair value measurements);

e.      Asset retirement obligations initially measured at fair value under SFAS 143 (nonrecurring fair value measurements); and

f.       Liabilities for exit or disposal activities initially measured at fair value under SFAS 146 (nonrecurring fair value measurements).

We are still in the process of determining the estimated impact, if any, of SFAS 157 on our future consolidated financial statements.

•      In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits a company to measure certain financial instruments at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 permits companies to choose, at specified election dates, to measure certain items at fair value and report unrealized gains and losses on such items in earnings. As an example, available-for-sale investments in debt and equity securities are eligible for the fair value option. Under the fair value option, unrealized gains and losses on such securities would be reported in earnings as opposed to other comprehensive income. If the fair value option were elected, cumulative unrealized gains or losses on such securities at the time of adoption of SFAS 159 would be reported as cumulative-effect adjustments to retained earnings. SFAS 159 became effective for us on January 1, 2008. We are still evaluating the potential impact of SFAS 159, but we do not expect SFAS 159 to have a material impact on our financial condition, results of operations or cash flows, if the fair value option is elected.

•     In December 2007, the FASB issued FASB No. 141, “Business Combinations (revised 2007)” (“SFAS 141(R)”). SFAS 141(R) is intended to simplify existing guidance and converge rulemaking under generally accepted accounting principles in the United States with international financial accounting standards. SFAS 141(R) requires the full use of fair value accounting for assets acquired and liabilities assumed in a business combination. SFAS 141(R) is effective for us on January 1, 2009. We are evaluating the potential impact of SFAS 141(R), but do not expect SFAS 141(R) to have a material impact on our financial condition, results of operations or cash flows.

•     Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling

(minority) interests in subsidiaries as equity in the consolidated financial statements. Also, SFAS 160 is intended to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. SFAS 160 is effective for us on January 1, 2009. We are in the process of determining the potential impact of SFAS 160 on our future consolidated financial statements, but do not expect SFAS 160 to have a material impact on our financial condition, results of operations or cash flows.

NOTE 19. ACQUISITION

                During the three months ended June 30, 2007, we acquired Coastal Carolina Medical Center pursuant to a stock purchase agreement and recorded our preliminary purchase price allocation based on our assessment of the fair values of the assets acquired and liabilities assumed as shown below:

December 31, 2007
Current assets	$1
Property, plant and equipment	29
Goodwill	7
Current liabilities assumed	(1)
Net cash paid	$36

                The goodwill generated from this transaction, which we anticipate will be fully deductible for income tax purposes, can be attributed to the significant benefits we expect to achieve by streamlining operating efficiency and partnering this hospital with our nearby Hilton Head Regional Medical Center to expand and enhance services to this area of South Carolina, which we have served for many years.

SUPPLEMENTAL FINANCIAL INFORMATION

SELECTED QUARTERLY FINANCIAL DATA
(UNAUDITED)

	Year Ended December 31, 2007
	First	Second	Third	Fourth
Net operating revenues	$2,218	$2,171	$2,212	$2,251
Net income (loss)	$75	$(30)	$(59)	$(75)
Earnings (loss) per share:
Basic	$0.16	$(0.06)	$(0.12)	$(0.16)
Diluted	$0.16	$(0.06)	$(0.12)	$(0.16)

	Year Ended December 31, 2006
	First	Second	Third	Fourth

Net operating revenues	$2,145	$2,134	$2,058	$2,116
Income (loss) before cumulative effect of a change in accounting principle	$68	$(398)	$(89)	$(386)
Net income (loss)	$70	$(398)	$(89)	$(386)
Earnings (loss) per share:
Basic	$0.15	$(0.85)	$(0.19)	$(0.82)
Diluted	$0.15	$(0.85)	$(0.19)	$(0.82)

                Quarterly operating results are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly trends in patient accounts receivable collectability and associated provisions for doubtful accounts; the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations or terminations and payer consolidations; changes in Medicare regulations; Medicaid funding levels set by the states in which we operate; levels of malpractice insurance expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and valuation allowances; the timing and amounts of stock option and restricted stock unit grants to employees and directors; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: the business environment and demographics of local communities; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local health care competitors; managed care contract negotiations or terminations; any unfavorable publicity about us, which impacts our relationships with physicians and patients; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

                Our provision for doubtful accounts in the fourth quarter of 2007 includes a $19 million favorable adjustment in the estimate of necessary bad debt reserve levels at year-end primarily related to uninsured patients’ billings in 2007 compared to a favorable adjustment of $8 million in the fourth quarter of 2006. In addition, we recorded a $3 million unfavorable pension expense adjustment in the fourth quarter of 2007 compared to a $14 million favorable adjustment in the fourth quarter of 2006 related to a retirement plan of an acquired company that we have requested approval from the appropriate regulatory bodies to terminate.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None.

ITEM 9A. CONTROLS AND PROCEDURES

                We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in accumulating and communicating, in a timely manner, the material information related to the Company (including its consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

                Management’s report on internal controls over financial reporting is set forth on page 65 and is incorporated herein by reference. The independent registered public accounting firm that audited the financial statements included in this report has issued an attestation report on our internal control over financial reporting as set forth on page 66 herein.

                During the fourth quarter of 2007, there were no changes to our internal controls over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

                None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

                Certain information regarding our directors and our corporate governance will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and such information is incorporated herein by reference to the definitive proxy statement. Information concerning our executive officers appears under Part I, Item 1, Business—Executive Officers, of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

                Certain information regarding compensation of our executive officers will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and such information is incorporated herein by reference to the definitive proxy statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                Certain information regarding (1) security ownership of certain beneficial owners and management, (2) securities authorized for issuance under equity compensation plans and (3) related stockholder matters will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and such information is incorporated herein by reference to the definitive proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

                Certain information regarding transactions with management and other related parties can be found in Note 17 to the accompanying Consolidated Financial Statements. Additional information on related party transactions and information on director independence will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and such information is incorporated herein by reference to the definitive proxy statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

                Certain information regarding accounting fees and services will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and such information is incorporated herein by reference to the definitive proxy statement.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

                The Consolidated Financial Statements can be found on pages 69 through 105.

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

(g)            Eighth Supplemental Indenture, dated as of January 28, 2005, between the Registrant and The Bank of New York, as Trustee, relating to 9 1/4% Senior Notes due 2015 (Incorporated by reference to Exhibit 4(g) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 8, 2005)

(10)             Material Contracts

(a)             Credit Agreement, dated as of November 16, 2006, among the Registrant, the Lenders and Issuers party thereto, Citicorp USA, Inc. as Administrative Agent, Bank of America, N.A. as Syndication Agent, Citigroup Global Markets Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Lead Book Runners, and General Electric Capital Corporation and The Bank of Nova Scotia as Co-Documentation Agents (Incorporated by reference to Exhibit 10(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)

(b)            Civil Settlement Agreement, dated June 28, 2006, among the Registrant, Tenet HealthSystem HealthCorp., Tenet HealthSystem Holdings, Inc., Tenet HealthSystem Medical, Inc., OrNda Hospital Corp., the hospitals named therein and the United States of America†

(c)             Corporate Integrity Agreement, dated September 27, 2006, between the Registrant and the Office of Inspector General of the U.S. Department of Health and Human Services (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 7, 2006)

(d)            Second Amended and Restated Information Technology and Management Agreement, dated as of November 16, 2006, between the Registrant and Perot Systems Corporation (Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)•

(e)             Letter from the Registrant to Trevor Fetter, dated November 7, 2002 (Incorporated by reference to Exhibit 10(k) to Registrant’s Transition Report on Form 10-K for the seven-month transition period ended December 31, 2002, filed May 15, 2003)*

(f)               Restricted Stock Agreement, dated as of January 21, 2003, between Trevor Fetter and the Registrant (Incorporated by reference to Exhibit 10(b) to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2003, filed April 14, 2003)*

(g)            Letter from the Registrant to Trevor Fetter dated September 15, 2003 (Incorporated by reference to Exhibit 10(l) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed November 10, 2003)*

(h)            Letter from the Registrant to Stephen L. Newman, dated November 27, 2006 (Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)*

(i)                Letter from the Registrant to Biggs C. Porter, accepted May 22, 2006 (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed August 9, 2006)*

(j)                Letter from the Registrant to E. Peter Urbanowicz, dated December 22, 2003 (Incorporated by reference to Exhibit 10(k) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 15, 2004)*

(k)             Letter from the Registrant to Cathy Fraser, dated August 29, 2006†*

(l)                Form of Indemnification Agreement entered into with each of the Registrant’s directors (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 1, 2005)

(m)          Tenet Executive Severance Plan (Incorporated by reference to Exhibit 10(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed August 9, 2006)*

(n)            Board of Directors Retirement Plan, effective January 1, 1985, as amended August 18, 1993, April 25, 1994 and July 30, 1997 (Incorporated by reference to Exhibit 10(q) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003)*

(o)            Tenet Healthcare Corporation Fifth Amended and Restated Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10(o) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 9, 2006)*

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

(r)               Tenet Healthcare Corporation Second Amended and Restated 1994 Directors Stock Option Plan (Incorporated by reference to Exhibit 10(u) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)*

(s)             First Amended and Restated 1991 Stock Incentive Plan (Incorporated by reference to Exhibit 10(v) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)*

(t)               Second Amended and Restated 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10(w) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)*

(u)            Second Amended and Restated Tenet Healthcare Corporation 1999 Broad-Based Stock Incentive Plan (Incorporated by reference to Exhibit 10(x) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)*

(v)            Third Amended and Restated Tenet Healthcare Corporation 2001 Stock Incentive Plan (Incorporated by reference to Exhibit (d)(1) to Registrant’s Tender Offer Statement on Schedule TO, filed on May 27, 2005)*

(w)          Form of Stock Award used to evidence grants of stock options and/or restricted units under the Third Amended and Restated Tenet Healthcare Corporation 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, dated February 14, 2006 and filed February 17, 2006)*

(x)              Tenet Healthcare Corporation Annual Incentive Plan (Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders held on May 10, 2007, filed April 2, 2007)*

(21)             Subsidiaries of the Registrant†

(23)             Consents of Independent Registered Public Accounting Firms

(a)             Consent of Deloitte & Touche LLP†

(b)            Consent of KPMG LLP†

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

TENET HEALTHCARE CORPORATION

Date: February 25, 2008	By:	/s/ BIGGS C. PORTER
Biggs C. Porter
Chief Financial Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 25, 2008	By:	/s/ TREVOR FETTER
Trevor Fetter
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 25, 2008	By:	/s/ BIGGS C. PORTER
Biggs C. Porter
Chief Financial Officer
(Principal Financial Officer)

Date: February 25, 2008	By:	/s/ DANIEL J. CANCELMI
Daniel J. Cancelmi
Vice President and Controller
(Principal Accounting Officer)

Date: February 25, 2008	By:	/s/ JOHN ELLIS BUSH
John Ellis Bush
Director

Date: February 25, 2008	By:	/s/ BRENDA J. GAINES
Brenda J. Gaines
Director

Date: February 25, 2008	By:	/s/ KAREN M. GARRISON
Karen M. Garrison
Director

Date: February 25, 2008	By:	/s/ EDWARD A. KANGAS
Edward A. Kangas
Director

Date: February 25, 2008	By:	/s/ J. ROBERT KERREY
J. Robert Kerrey
Director

Date: February 25, 2008	By:	/s/ FLOYD D. LOOP
Floyd D. Loop, M.D.
Director

Date: February 25, 2008	By:	/s/ RICHARD R. PETTINGILL
Richard R. Pettingill
Director

Date: February 25, 2008	By:	/s/ JAMES A. UNRUH
James A. Unruh
Director

Date: February 25, 2008	By:	/s/ J. MCDONALD WILLIAMS
J. McDonald Williams
Director

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Millions)

		Additions Charged To:
	Balance at Beginning of Period	Costs and Expenses(1)(2)	Other Accounts (5)	Deductions(3)	Other Items(4)	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2007	$498	$583	$—	$(641)	$1	$441
Year ended December 31, 2006	$594	$572	$—	$(657)	$(11)	$498
Year ended December 31, 2005	$688	$664	$—	$(757)	$(1)	$594

Valuation allowance for deferred tax assets
Year ended December 31, 2007	$1,224	$(49)	$135	$—	$—	$1,310
Year ended December 31, 2006	$1,063	$160	$1	$—	$—	$1,224
Year ended December 31, 2005	$789	$258	$16	$—	$—	$1,063

(1)   Includes amounts charged to loss from discontinued operations.

(2)   Before considering recoveries on accounts or notes previously written off.

(3)   Accounts written off.

(4)   Primarily balances of businesses sold.

(5)   Primarily relates to the adoption of FIN 48 effective January 1, 2007.