Form 10-Q
period 2008-03-31
TENET HEALTHCARE CORP
filed 2008-05-06
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-7293

TENET HEALTHCARE CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	95-2557091
(State of Incorporation)	(IRS Employer Identification No.)

13737 Noel Road

Dallas, TX 75240

(Address of principal executive offices, including zip code)

(469) 893-2200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of April 30, 2008, there were 479,125,490 shares of the Registrant’s common stock outstanding.

i

PART I.

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$278	$572
Investments in marketable debt securities	14	20
Accounts receivable, less allowance for doubtful accounts ($428 at March 31, 2008 and $441 at December 31, 2007)	1,468	1,385
Inventories of supplies, at cost	182	183
Income tax receivable	7	7
Deferred income taxes	84	87
Assets held for sale	19	51
Other current assets	265	255

Total current assets	2,317	2,560
Investments and other assets	322	288
Property and equipment, at cost, less accumulated depreciation and amortization ($2,835 at March 31, 2008 and $2,779 at December 31, 2007)	4,622	4,645
Goodwill	607	607
Other intangible assets, at cost, less accumulated amortization ($194 at March 31, 2008 and $183 at December 31, 2007)	306	293

Total assets	$8,174	$8,393

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2	$1
Accounts payable	633	780
Accrued compensation and benefits	328	393
Professional and general liability reserves	161	161
Accrued interest payable	97	126
Accrued legal settlement costs	167	119
Other current liabilities	485	468

Total current liabilities	1,873	2,048
Long-term debt, net of current portion	4,773	4,771
Professional and general liability reserves	553	555
Accrued legal settlement costs	140	163
Other long-term liabilities and minority interests	664	683
Deferred income taxes	139	119

Total liabilities	8,142	8,339
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 531,690,661 shares issued at March 31, 2008 and 530,689,733 shares issued at December 31, 2007	27	26
Additional paid-in capital	4,420	4,412
Accumulated other comprehensive loss	(28)	(28)
Accumulated deficit	(2,908)	(2,877)
Less common stock in treasury, at cost, 55,538,298 shares at March 31, 2008 and 56,310,604 shares at December 31, 2007	(1,479)	(1,479)

Total shareholders’ equity	32	54

Total liabilities and shareholders’ equity	$8,174	$8,393

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions,

Except Per-Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net operating revenues	$2,371	$2,218
Operating expenses:
Salaries, wages and benefits	1,036	992
Supplies	420	395
Provision for doubtful accounts	149	133
Other operating expenses, net	532	504
Depreciation	86	81
Amortization	9	8
Impairment of long-lived assets and goodwill, and restructuring charges	1	3
Litigation and investigation costs (benefit)	47	(1)

Operating income	91	103
Interest expense	(104)	(105)
Investment earnings	5	11
Minority interests	(1)	(2)

Income (loss) from continuing operations, before income taxes	(9)	7
Income tax (expense) benefit	(1)	84

Income (loss) from continuing operations, before discontinued operations	(10)	91
Discontinued operations:
Loss from operations	(9)	(27)
Impairment of long-lived assets and goodwill, and restructuring charges	(10)	(9)
Net loss on sales of facilities	—	(1)
Income tax (expense) benefit	(2)	21

Loss from discontinued operations	(21)	(16)

Net income (loss)	$(31)	$75

Earnings (loss) per share
Basic and diluted
Continuing operations	$(0.02)	$0.19
Discontinued operations	(0.04)	(0.03)

	$(0.06)	$0.16

Weighted average shares and dilutive securities outstanding (in thousands):
Basic	475,066	472,136
Diluted	475,066	474,326

See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$(31)	$75
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	95	89
Provision for doubtful accounts	149	133
Deferred income tax expense (benefit)	21	(2)
Stock-based compensation expense	10	11
Impairment of long-lived assets and goodwill, and restructuring charges	1	3
Litigation and investigation costs (benefit)	47	(1)
Pretax loss from discontinued operations	19	37
Other items, net	3	(12)
Changes in cash from operating assets and liabilities:
Accounts receivable	(243)	(199)
Inventories and other current assets	1	10
Income taxes	(17)	(105)
Accounts payable, accrued expenses and other current liabilities	(161)	(209)
Other long-term liabilities	—	9
Payments against reserves for restructuring charges and litigation costs	(27)	(7)
Net cash provided by operating activities from discontinued operations, excluding income taxes	—	14

Net cash used in operating activities	(133)	(154)
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(159)	(97)
Construction of new and replacement hospitals	(29)	(11)
Purchases of property and equipment — discontinued operations	(1)	(3)
Proceeds from sales of facilities and other assets — discontinued operations	23	43
Proceeds from sales of marketable securities, long-term investments and other assets	10	169
Purchases of marketable securities	(7)	(148)
Other items, net	2	—

Net cash used in investing activities	(161)	(47)
Cash flows from financing activities:
Repayments of borrowings	(1)	—
Other items, net	1	1

Net cash provided by financing activities	—	1

Net decrease in cash and cash equivalents	(294)	(200)
Cash and cash equivalents at beginning of period	572	784

Cash and cash equivalents at end of period	$278	$584

Supplemental disclosures:
Interest paid, net of capitalized interest	$(125)	$(124)
Income tax (payments) refunds, net	$1	$(2)

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business

Tenet Healthcare Corporation (together with our subsidiaries, referred to as “Tenet,” the “Company,” “we” or “us”) is an investor-owned health care services company whose subsidiaries and affiliates primarily operate general hospitals and related health care facilities, and also hold investments in other companies (including health care companies). At March 31, 2008, our subsidiaries operated 56 general hospitals (including two hospitals not yet divested at that date that are classified as discontinued operations), a cancer hospital and a critical access hospital, with a combined total of 14,855 licensed beds, serving urban and rural communities in 12 states. We also own interests in two health maintenance organizations (“HMOs”) and operate: various related health care facilities, including a rehabilitation hospital, a long-term acute care hospital, a skilled nursing facility and a number of medical office buildings—all of which are located on, or nearby, one of our general hospital campuses; physician practices; captive insurance companies; and other ancillary health care businesses (including outpatient surgery centers, diagnostic imaging centers, and occupational and rural health care clinics).

Basis of Presentation

This quarterly report supplements our Annual Report on Form 10-K for the year ended December 31, 2007 (“Annual Report”). As permitted by the Securities and Exchange Commission (“SEC”) for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in our Annual Report. For further information, refer to the audited Consolidated Financial Statements and notes included in our Annual Report.

Certain balances in the accompanying Condensed Consolidated Financial Statements and these notes have been reclassified to give retrospective presentation to the discontinued operations described in Note 3 and to conform to current-year presentation. Unless otherwise indicated, all financial and statistical data included in these notes to the Condensed Consolidated Financial Statements relate to our continuing operations, with dollar amounts expressed in millions (except per-share amounts).

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

Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year 2008. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly trends in patient accounts receivable collectability and associated provisions for doubtful accounts; the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations or terminations and payer consolidations; changes in Medicare regulations; Medicaid funding levels set by the states in which we operate; levels of malpractice insurance expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; the timing and amounts of stock option and restricted stock unit grants to employees and directors; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: the business environment and demographics of local communities; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local health care competitors; managed care contract negotiations or terminations; any unfavorable publicity about us, which impacts our relationships with physicians and patients; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

Cash Equivalents

In the first quarter of 2008, we received $40 million in cash from the Centers for Medicare and Medicaid Services (“CMS”) related to the operations of a wholly owned Medicare Advantage HMO insurance subsidiary operating in Louisiana. We also own a 50% interest in the company that administers the insurance subsidiary. The $40 million in cash received is an advance payment from CMS to provide health services to eligible enrollees and was received near the last day of the month for services to be provided in the following month. We also received a similar advance payment of $34 million at the end of the fourth quarter of 2007. The total cash on the balance sheet at March 31, 2008 related to the HMO insurance subsidiary was $68 million as compared to $73 million at December 31, 2007. These balances will fluctuate based on operational performance of the subsidiaries, the payment of medical claims outstanding and the timing of monthly payments from CMS. The cash is intended for the operations of the HMO insurance subsidiary, and a portion may be repatriated back to us for general corporate purposes based on the financial performance of that subsidiary.

Changes in Accounting Principle

Effective January 1, 2008, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The adoption of SFAS 159 had no impact on the Condensed Consolidated Financial Statements.

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). There was no impact on our Condensed Consolidated Financial Statements. See Note 13 for the disclosure of the fair value of qualifying investments required by SFAS 157.

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” as amended by FASB Staff Position No. 48-1 (“FIN 48”), and recorded a cumulative effect adjustment to beginning of 2007 retained earnings of $178 million. See Note 11 for additional information.

NOTE 2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	March 31, 2008	December 31, 2007
Continuing operations:
Patient accounts receivable	$1,778	$1,692
Allowance for doubtful accounts	(392)	(400)
Estimated future recoveries from accounts assigned to collection agencies	34	35
Net cost report settlements payable and valuation allowances	(18)	(17)

	1,402	1,310
Discontinued operations:
Patient accounts receivable	100	106
Allowance for doubtful accounts	(36)	(41)
Estimated future recoveries from accounts assigned to collection agencies	2	8
Net cost report settlements receivable and valuation allowances	—	2

	66	75

Accounts receivable, net	$1,468	$1,385

As of March 31, 2008, our current estimated collection rates on managed care accounts and self-pay accounts were approximately 98% and 36%, respectively, which included collections from point-of-service through collections by our in-house collection agency or external collection vendors. The comparable managed care and self-pay collection rates as of December 31, 2007 were also approximately 98% and 36%, respectively.

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

We provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. For the three months ended March 31, 2008, $158 million in charity care gross charges were excluded from net operating revenues and provision for doubtful accounts compared to $178 million for the three months ended March 31, 2007. Both the cost of providing these benefits and the forgone revenue under our Compact with Uninsured Patients would be substantially less than the gross charge amounts.

NOTE 3. DISCONTINUED OPERATIONS

Of the three hospitals held for sale at December 31, 2007, we completed the sale of North Ridge Medical Center in Fort Lauderdale, Florida during the three months ended March 31, 2008. We are continuing to negotiate with buyers for the Encino and Tarzana campuses of Encino-Tarzana Regional Medical Center, which have been slated for divestiture since January 2004. The California state legislature is considering several bills relating to acute care hospitals situated on property owned by real estate investment trusts, like our Tarzana hospital, including restrictions on real property transfers or service line changes that would result in a reduction in the level of patient care provided. We cannot predict whether these bills will be enacted or the impact, if any, on the ultimate sale of Encino-Tarzana Regional Medical Center. The longer we continue to operate these hospitals, while trying to finalize a sales agreement, the higher the likelihood that we will have to record additional impairment and restructuring charges. We have classified the results of operations of the three hospitals held for sale at the end of 2007, as well as the wind-down operations of hospitals previously divested, as discontinued operations in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), for all periods presented.

We classified $8 million and $39 million of assets of the hospitals included in discontinued operations as “assets held for sale” in current assets in the accompanying Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007, respectively. These assets primarily consist of property and equipment and were recorded at the lower of the asset’s carrying amount or its fair value less estimated costs to sell. The fair value estimates were derived from appraisals, established market values of comparable assets, or internal estimates of future net cash flows. These fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the future financial results of these hospitals and how they are operated by us until they are divested, changes in health care industry trends and regulations until the hospitals are divested, and whether we ultimately divest the hospital assets to buyers who will continue to operate the assets as general hospitals or utilize the assets for other purposes. In certain cases, these fair value estimates assume the highest and best use of the assets in the future to a market place participant is other than as a hospital. In these cases, the estimates are based on the fair value of the real property and equipment if utilized other than as a hospital. These fair value estimates do not include the costs of closing these hospitals or other future operating costs, which could be substantial. Accordingly, the ultimate net cash realized from the sale of the hospital assets could be significantly less than the fair value estimates. Because we do not intend to sell the accounts receivable of these hospitals, the receivables, less the related allowance for doubtful accounts, estimated future recoveries from accounts assigned to collection agencies, and net cost report settlements (payable) receivable and valuation allowances, are included in our consolidated net accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

Net operating revenues and loss before income taxes reported in discontinued operations are as follows:

	Three Months Ended March 31,
	2008	2007
Net operating revenues	$75	$157
Loss before income taxes	(19)	(37)

We recorded $10 million of net impairment and restructuring charges in discontinued operations during the three months ended March 31, 2008, consisting of $9 million for the write-down of long-lived assets to their estimated fair values, less estimated costs to sell, and $1 million in lease termination costs.

We recorded $9 million of net impairment and restructuring charges in discontinued operations during the three months ended March 31, 2007, consisting of $2 million for the write-down of long-lived assets to their estimated fair values, less estimated costs to sell, and $9 million of employee severance and retention costs, offset by a $2 million credit to reduce an estimated asset retirement obligation related to asbestos.

As we move forward with our previously announced divestiture plans, or should we dispose of additional hospitals in the future, we may incur additional asset impairment and restructuring charges in future periods.

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES

During the three months ended March 31, 2008, we recorded net impairment and restructuring charges of $1 million, consisting of a $1 million net impairment charge for the write-down of long-lived assets to their estimated fair values in accordance with SFAS 144, primarily due to the adverse current and anticipated future financial results at one of our hospitals, as well as $4 million of employee severance and $1 million for the acceleration of stock-based compensation expense, offset by a $5 million reduction in reserves recorded in prior periods. The employee severance costs and accelerated stock-based compensation expense include approximately $3 million of estimated costs related to the departure of our former general counsel. During the three months ended March 31, 2007, we recorded net impairment and restructuring charges of $3 million, a substantial portion of which is related to severance costs. As we move forward with our restructuring plans, or should we restructure our hospitals in the future, or if the operating results of our hospitals do not meet expectations, or if we expect negative trends to impact our future outlook, additional impairments of long-lived assets and goodwill may occur, and we will incur additional restructuring charges.

The tables below are reconciliations of beginning and ending liability balances in connection with restructuring charges recorded during the three months ended March 31, 2008 and 2007 in continuing and discontinued operations:

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Other	Balances at End of Period
Three Months Ended March 31, 2008
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$24	$—	$(4)	$1	$21
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	20	1	(7)	—	14

	$44	$1	$(11)	$1	$35

Three Months Ended March 31, 2007
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$23	$3	$(4)	$—	$22
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	16	9	(2)	—	23

	$39	$12	$(6)	$—	$45

The above liability balances at March 31, 2008 are included in other current liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Cash payments to be applied against these accruals at March 31, 2008 are expected to be approximately $16 million in 2008 and $19 million thereafter. The column labeled “Other” above represents non-cash charges that are recorded in other accounts, such as the acceleration of stock-based compensation expense related to severance agreements.

NOTE 5. LONG-TERM DEBT, LEASE OBLIGATIONS AND GUARANTEES

The table below shows our long-term debt as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Senior notes:
6 3/8%, due 2011	$1,000	$1,000
6 1/2%, due 2012	600	600
7 3/8%, due 2013	1,000	1,000
9 7/8%, due 2014	1,000	1,000
9 1/4%, due 2015	800	800
6 7/8%, due 2031	450	450
Capital leases and mortgage notes	12	11
Unamortized note discounts	(87)	(89)

Total long-term debt	4,775	4,772
Less current portion	2	1

Long-term debt, net of current portion	$4,773	$4,771

Credit Agreement

We have a five-year, $800 million senior secured revolving credit facility that is collateralized by patient accounts receivable at our acute care and specialty hospitals, and bears interest at our option based on the London Interbank Offered Rate (“LIBOR”) plus 175 basis points or Citigroup’s base rate, as defined in the credit agreement, plus 75 basis points. At March 31, 2008, there were no cash borrowings outstanding under the revolving credit facility, and we had approximately $223 million of letters of credit outstanding. Based on our eligible receivables, the borrowing capacity under the revolving credit facility was $577 million at March 31, 2008.

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

Physician Relocation Agreements and Other Minimum Income Guarantees

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

At March 31, 2008, the maximum potential amount of future payments under these guarantees was $66 million. In accordance with FASB Staff Position FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FIN 45-3”), at March 31, 2008, we had a liability of $59 million recorded for the fair value of these guarantees included in other current liabilities.

At March 31, 2008, we also guaranteed minimum rent revenue to certain landlords who built medical office buildings on or near our hospital campuses. The maximum potential amount of future payments under these guarantees was $12 million. In accordance with FIN 45-3, at March 31, 2008, we had a liability of $5 million recorded for the fair value of these guarantees, of which $3 million was included in other current liabilities and $2 million was included in other long-term liabilities.

NOTE 6. EMPLOYEE BENEFIT PLANS

At March 31, 2008, there were approximately 4.8 million shares of common stock available under our 2001 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options generally have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant.

Our income from continuing operations for both the three months ended March 31, 2008 and 2007 includes $11 million pre-tax of compensation costs related to our stock-based compensation arrangements ($7 million after-tax, excluding the impact of the deferred tax asset valuation allowance).

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2008:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
Outstanding as of December 31, 2007	35,961,686	$20.28
Granted	3,072,000	4.94
Exercised	—	—
Forfeited/Expired	(258,421)	11.48

Outstanding as of March 31, 2008	38,775,265	$19.13	$2	4.2 years

Vested and expected to vest at March 31, 2008	38,493,545	$19.23	$2	4.2 years

Exercisable as of March 31, 2008	33,899,220	$21.04	$—	3.5 years

There were no options exercised during the three months ended March 31, 2008, and 5,100 options with a minimal aggregate intrinsic value were exercised during the three months ended March 31, 2007.

As of March 31, 2008, there were $12 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.8 years.

The weighted average estimated fair values of options we granted in the three months ended March 31, 2008 and 2007 were $2.43 per share and $2.77 per share, respectively, as calculated based on each grant date, using a binomial lattice model with the following assumptions:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Expected volatility	47%	40%
Expected dividend yield	0%	0%
Expected life	5.75 years	5.75 years
Expected forfeiture rate	7%	3%
Risk-free interest rate range	4.05%	4.49%
Early exercise threshold	100% gain	50% gain
Early exercise rate	20% per year	50% per year

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

The following table summarizes information about our outstanding stock options at March 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $10.639	10,880,329	8.1 years	$7.82	6,034,510	$9.46
$10.64 to $13.959	5,826,902	3.8 years	11.81	5,796,676	11.81
$13.96 to $17.589	6,156,882	3.3 years	17.25	6,156,882	17.25
$17.59 to $28.759	7,573,852	1.4 years	24.01	7,573,852	24.01
$28.76 and over	8,337,300	2.8 years	35.94	8,337,300	35.94

	38,775,265	4.2 years	$19.13	33,899,220	$21.04

Restricted Stock Units

The following table summarizes restricted stock unit activity during the three months ended March 31, 2008:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2007	8,663,814	$7.47
Granted	3,665,365	4.94
Vested	(2,328,923)	7.79
Forfeited	(58,438)	8.09

Unvested as of March 31, 2008	9,941,818	$6.42

The restricted stock units granted in the three months ended March 31, 2008 vest ratably over three years. The fair value of these restricted stock units was based on our share price on the grant date.

As of March 31, 2008, there were $39 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.5 years.

NOTE 7. SHAREHOLDERS’ EQUITY

The following table shows the changes in consolidated shareholders’ equity during the three months ended March 31, 2008 (dollars in millions, shares in thousands):

	Shares Outstanding	Issued Par Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balances at December 31, 2007	474,379	$26	$4,412	$(28)	$(2,877)	$(1,479)	$54
Net loss	—	—	—	—	(31)	—	(31)
Stock-based compensation expense and issuance of common stock	1,773	1	8	—	—	—	9

Balances at March 31, 2008	476,152	$27	$4,420	$(28)	$(2,908)	$(1,479)	$32

NOTE 8. OTHER COMPREHENSIVE INCOME (LOSS)

The table below shows each component of other comprehensive income (loss) for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$(31)	$75
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	(1)	—
Reclassification adjustments for realized losses included in net income	1	1
Foreign currency translation adjustment	—	(2)

Other comprehensive income (loss) before income taxes	—	(1)
Income tax (expense) benefit related to items of other comprehensive income (loss)	—	—

Other comprehensive income (loss)	—	(1)

Comprehensive income (loss)	$(31)	$74

NOTE 9. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis. For the policy period April 1, 2008 through March 31, 2009, we have coverage totaling $600 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million each for floods and earthquakes and a per-occurrence sub-limit of $100 million for windstorms with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and windstorms, the total $600 million limit of coverage per occurrence applies. Deductibles are 5% of insured values up to a maximum of $25 million for floods, California earthquakes and wind-related claims, 2% of insured values for New Madrid fault earthquakes, and $1 million for fires and other perils.

Under the policies in effect for the period April 1, 2007 through March 31, 2008, we had coverage totaling $600 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million each for floods and earthquakes and a per-occurrence sub-limit of $100 million for windstorms with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and windstorms, the total $600 million limit of coverage per occurrence applies. Deductibles are 5% of insured values for floods, California earthquakes and wind-related claims, 2% of insured values for New Madrid fault earthquakes, and $1 million for fires and other perils.

Professional and General Liability Insurance

At March 31, 2008 and December 31, 2007, the current and long-term professional and general liability reserves on our Condensed Consolidated Balance Sheets were approximately $714 million and $716 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and self-insured retention reserves recorded based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity composite rate of 4.13% and 4.50% at March 31, 2008 and December 31, 2007, respectively.

As of January 1, 2008, our hospitals generally have a self-insurance retention of $5 million per occurrence for all claims reported since June 1, 2002. Our captive insurance company, The Healthcare Insurance Corporation, has a self-insured retention of $10 million per occurrence above our hospitals’ $5 million self-insurance retention level. Claims in excess of these aggregate self-insurance retentions per occurrence are substantially reinsured up to $25 million. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies from major independent insurance companies, on a claims-made basis, subject to aggregate limits.

If the aggregate limit of any of our excess professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the excess limits available to pay any other material claims applicable to that policy period.

Included in other operating expenses in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $43 million and $47 million for the three months ended March 31, 2008 and 2007, respectively.

NOTE 10. CLAIMS AND LAWSUITS

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

1.	Shareholder Derivative Action and Securities Matter—On April 23, 2008, the consolidated shareholder derivative action that was pending in federal district court in California against certain current and former members of our board of directors and former members of senior management was dismissed with prejudice pursuant to a stipulation of the parties, thereby concluding this matter.

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

2.	Wage and Hour Actions—We have been defending three coordinated lawsuits in Los Angeles Superior Court alleging that our hospitals violated certain provisions of California’s labor laws and applicable wage and hour regulations. On February 14, 2008, one of these cases was certified as a class action over our objections. Motions for class certification in the other two cases, which we have opposed, are pending. Plaintiffs in all three cases are seeking back pay, statutory penalties, interest and attorneys’ fees. Another wage and hour matter pending in federal court in Southern California specifically involves allegations regarding unpaid overtime. This case, which was first provisionally certified as a collective action under the federal Fair Labor Standards Act for the purpose of giving notice to potential class members, was certified as a class action for all purposes on February 12, 2008. Plaintiff is seeking back pay, statutory penalties, interest and attorneys’ fees. We have recorded an accrual of $77 million as an estimated liability for the wage and hour actions and other unrelated employment matters (we recorded $46 million in the three months ended March 31, 2008, $10 million in the three months ended December 31, 2007 and $24 million in prior years, offset by a $3 million reduction in the estimated liability in the three months ended March 31, 2007).

3.	Tax Disputes—See Note 11 for information concerning disputes with the Internal Revenue Service (“IRS”) regarding our federal tax returns. Our hospitals are also routinely subject to sales and use tax audits and personal property tax audits by the state and local government jurisdictions in which they do business. The results of the audits are frequently disputed, and such disputes are ordinarily resolved by administrative appeals or litigation.

4.	Civil Lawsuits on Appeal—In April 2007, we filed a motion for summary judgment seeking dismissal of a qui tam action in Texas that alleged violations of the federal False Claims Act by our hospitals in El Paso arising out of the alleged manipulation of the hospitals’ charges in order to increase outlier payments. The government also filed a summary judgment motion in April 2007. In July 2007, the court found that the relators had no direct and independent knowledge of the information on which their allegations were based and granted both motions, thereby dismissing this case. The relators have since filed an appeal to the U.S. Court of Appeals for the Fifth Circuit. We believe that the trial court’s decision was correct and are defending that decision on appeal.

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

In August 2007, the federal district court in Miami granted our motion for summary judgment, thereby dismissing the civil case filed as a purported class action by Boca Raton Community Hospital, which principally alleged that Tenet’s past pricing policies and receipt of Medicare outlier payments violated the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), causing harm to plaintiff. Plaintiff sought unspecified amounts of damages (including treble damages under RICO), restitution, disgorgement and punitive damages. Plaintiff subsequently filed an appeal to the U.S. Court of Appeals for the Eleventh Circuit. We believe that the trial court’s decision was correct and are defending that decision on appeal.

In November 2006, our motion to dismiss a civil suit filed by plaintiff Erin Brockovich, purportedly on behalf of the United States of America, was granted. Plaintiff alleged that we inappropriately received reimbursement from Medicare for treatment given to patients whose injuries were caused as a result of medical error or neglect, and sought damages of twice the amount that defendants were allegedly obligated to pay or reimburse Medicare in connection with the treatment in question, plus interest, together with plaintiff’s costs and fees, including attorneys’ fees. Plaintiff subsequently filed an appeal of the dismissal to the U.S. Court of Appeals for the Ninth Circuit, but later voluntarily dismissed her appeal in March 2008, thereby concluding this matter.

5.	Civil Lawsuits Involving Real Property—The University of Southern California has filed a lawsuit in Los Angeles Superior Court against a Tenet subsidiary seeking the right to terminate a ground lease and a development and operating agreement between the University and our subsidiary, which built, owns and operates USC University Hospital, an acute care hospital located on land leased from the University in Los Angeles. The University claims that it should be permitted to terminate the lease and operating agreement as a result of a default by our subsidiary and seeks the option to force our subsidiary to sell the hospital to the University. We filed a cross-complaint asserting claims against the University for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of the covenant of quiet enjoyment, and declaratory relief. On April 14, 2008, we announced that we had signed a non-binding letter of intent for the University to acquire USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital, our 60-bed facility specializing in cancer treatment on the campus of USC University Hospital, in an effort to resolve the pending claims by both parties without protracted litigation. In the event the sale is not consummated, we intend both to continue to vigorously defend this matter and to pursue our counterclaims against the University.

In April 2007, we received letters from a real estate investment trust from which certain of our subsidiaries lease hospitals and real estate alleging that several of those subsidiaries were in default primarily with respect to a number of deferred maintenance issues under three leases. The leases relate to the following hospitals: the Tarzana campus of Encino-Tarzana Regional Medical Center in California, Community Hospital of Los Gatos, also in California, and NorthShore Regional Medical Center in Slidell, Louisiana. We believe that the alleged defaults are without merit. However, we are taking steps to clarify or remedy any proven claimed deficiencies, as appropriate, and, if found to be deficient, we intend to elect our right to cure any maintenance defaults as provided under the leases. In May 2007, our subsidiaries filed suit in California state court against the lessor and certain of its affiliates asserting various causes of action concerning the lease disputes. Our subsidiaries also initiated an arbitration action against the lessor and one of its affiliates. With the lawsuit and through the arbitration proceedings, we seek declaratory relief in our favor regarding the leases and alleged defaults, damages, and injunctive relief and restitution under California’s unfair competition law. Some of our subsidiaries’ leases with the lessor contain cross-default covenants that state that, under certain circumstances, one subsidiary may be considered to be in default under its lease with the lessor if a default has occurred and is continuing under one of the other leases. In July 2007, we received notices from the lessor alleging that certain of our subsidiaries were in default under leases relating to four of our hospitals because of the alleged defaults under the Tarzana lease described above. As a result, the lessor demanded that we turn over possession of Irvine Regional Hospital Medical Center in California, Palm Beach Gardens Medical Center in Florida, North Fulton Regional Hospital in Georgia and Frye Regional Medical Center in North Carolina by December 31, 2007. We believe the lessor took this step as a response to the lawsuit and arbitration proceedings we commenced in May 2007. In September 2007, our subsidiaries subject to the lessor’s cross-default notices joined the suit in California state court as plaintiffs. The complaint for these subsidiaries seeks a judicial declaration that no defaults exist under the leases relating to the four hospitals listed above, as well as damages. In October 2007, the lessor filed a motion to dismiss our subsidiaries’ amended complaint, which the court denied in November 2007. The lessor has also filed cross-claims in the pending California state court proceeding against us and our subsidiaries seeking damages for breach of contract, declaratory relief, specific performance and other relief based on the alleged defaults and cross-defaults already at issue in the case. The lessor’s affiliate also filed cross-claims in the pending arbitration proceedings, seeking damages for breach of contract. The California state court litigation is currently set for trial in October 2008, and the hearings in the arbitration proceedings are currently expected to take place after October 2008. However, the parties to the litigation and the arbitration proceedings are currently engaged in settlement discussions that could resolve the parties’ disputes. In light of those discussions, the parties have agreed to a litigation standstill and temporary stay of the arbitration proceedings. There are no assurances a settlement will be consummated. We dispute the defenses and claims of the lessor and its affiliate and, in the event a settlement between the parties is not consummated, we will continue to pursue our claims against the lessor and its affiliate.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the three months ended March 31, 2008 and 2007:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Balances at End of Period
Three Months Ended March 31, 2008
Continuing operations	$282	$47	$(22)	$307
Discontinued operations	—	—	—	—

	$282	$47	$(22)	$307

	Balances at Beginning of Period	Litigation and Investigation Benefit	Cash Payments	Balances at End of Period
Three Months Ended March 31, 2007
Continuing operations	$321	$(1)	$(4)	$316
Discontinued operations	1	—	—	1

	$322	$(1)	$(4)	$317

For the three months ended March 31, 2008 and 2007, we recorded net costs (benefit) of $47 million and $(1) million, respectively, in connection with significant legal proceedings and investigations. The 2008 costs primarily relate to a change in our estimated liability for the wage and hour actions and other unrelated employment matters. The 2008 payments relate to our 2006 civil settlement with the federal government.

NOTE 11. INCOME TAXES

In June 2006, the FASB issued FIN 48, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns, which we adopted January 1, 2007. During the three months ended March 31, 2008, we reduced our estimated liabilities for uncertain tax positions by approximately $8 million related to our continuing operations, which amount included $3 million of accrued interest and penalties, principally as a result of the completion of state tax audits. The total amount of unrecognized tax benefits as of March 31, 2008 was $117 million ($53 million related to continuing operations and $64 million related to discontinued operations), which, if recognized, would affect our effective tax rate and income tax expense/benefit from continuing and discontinued operations primarily due to our valuation allowance for deferred tax assets.

The cumulative effect of adopting FIN 48 was a $178 million decrease to retained earnings as of January 1, 2007, $142 million of which was related to an increase in the valuation allowance for deferred tax assets. The total amount of unrecognized tax benefits as of the date of adoption was $199 million ($126 million related to continuing operations and $73 million related to discontinued operations), all of which, if recognized, would affect our effective tax rate and income tax expense/benefit from continuing and discontinued operations. Total accrued interest and penalties on unrecognized tax benefits as of the date of adoption were $92 million. As a result of actions we took during the three months ended March 31, 2007, we reduced our estimated liabilities for uncertain tax positions as of January 1, 2007 (the effective date of FIN 48) by approximately $107 million, which amount included $36 million of accrued interest. This resulted in an income tax benefit of $107 million being recognized as a credit to income tax expense in the Condensed Consolidated Statements of Operations during the three months ended March 31, 2007 ($84 million of which was recognized in continuing operations and $23 million in discontinued operations). Under FIN 48 and SFAS No. 109, “Accounting for Income Taxes,” the actions to reduce our liability for uncertain tax positions could not be taken into consideration in our estimate of the liability and our assessment of the recoverability of deferred tax assets as of January 1, 2007. Accordingly, although the initial impact of establishing the $107 million estimated liability was charged directly to shareholders’ equity effective January 1, 2007 and was included in the $178 million cumulative effect adjustment discussed above, the reduction of the liability was recorded as a tax benefit in the Condensed Consolidated Statement of Operations in accordance with FIN 48 because we took the actions to reduce the estimated exposure related to the uncertain tax positions subsequent to January 1, 2007.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense in our Condensed Consolidated Statements of Operations. In addition to the adjustments described above, $4 million of interest and penalties related to accrued liabilities for uncertain tax positions ($2 million related to continuing operations and $2 million related to discontinued operations) are included in our Condensed Consolidated Statement of Operations in the three months ended March 31, 2008. Total accrued interest and penalties on unrecognized tax benefits as of March 31, 2008 were $70 million ($43 million related to continuing operations and $27 million related to discontinued operations).

Income tax expense in the three months ended March 31, 2008 included the following: (1) an income tax benefit of $8 million in continuing operations to reduce our estimated liabilities for uncertain tax positions, compared to $85 million in the three months ended March 31, 2007; (2) income tax expense of $6 million in continuing operations to increase the valuation allowance for our deferred tax assets and for other tax adjustments, compared to $3 million of income tax benefit in the three months ended March 31, 2007; (3) no adjustments in the three months ended March 31, 2008 in discontinued operations to adjust our estimated liabilities for uncertain tax positions, compared to $23 million of income tax benefit in the three months ended March 31, 2007; and (4) income tax expense of $7 million in discontinued operations to increase the valuation allowance and for other tax adjustments, compared to $14 million in the three months ended March 31, 2007.

As of March 31, 2008, approximately $3 million of unrecognized state tax benefits may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of the statute of limitations.

At March 31, 2008, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss carryforwards of approximately $2.0 billion expiring in 2024 to 2027, (2) approximately $6 million in alternative minimum tax credits with no expiration, and (3) general business credit carryforwards of approximately $12 million expiring in 2023 to 2027.

In connection with an audit of our tax returns for the fiscal years ended May 31, 1998 through the transition period ended December 31, 2002, the IRS recently issued a statutory notice of tax deficiency asserting an aggregate tax deficiency of $204 million plus interest. This amount does not include an advance tax payment of $85 million we made in December 2006, an overpayment by us of $20 million for one of the years in the audit period, and the impact of our net operating losses from 2004, which would reduce the tax deficiency by $56 million. The principal issues that remain in dispute include the deductibility of a portion of certain civil settlements we paid to the federal government and depreciation expense with respect to certain capital expenditures. We believe our original deductions were appropriate, and we intend to contest the tax deficiency notice through formal litigation in tax court. We believe we have adequately provided for all probable tax matters presented in the tax deficiency notice, including interest. We presently cannot determine the ultimate resolution of the disputed issues.

NOTE 12. EARNINGS PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings (loss) per common share calculations for income (loss) from continuing operations for the three months ended March 31, 2008 and 2007. Income (loss) is expressed in millions and weighted average shares are expressed in thousands.

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended March 31, 2008
Loss to common shareholders for basic earnings per share	$(10)	475,066	$(0.02)
Effect of dilutive stock options and restricted stock units	—	—	—

Loss to common shareholders for diluted earnings per share	$(10)	475,066	$(0.02)

Three Months Ended March 31, 2007
Income available to common shareholders for basic earnings per share	$91	472,136	$0.19
Effect of dilutive stock options and restricted stock units	—	2,190	—

Income available to common shareholders for diluted earnings per share	$91	474,326	$0.19

All potentially dilutive securities were excluded from the calculation of diluted earnings (loss) per share for the three months ended March 31, 2008 because we did not report income from continuing operations in that period. In circumstances where we do not have income from continuing operations, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations has the effect of making the diluted loss per share less than the basic loss per share. Had we generated income from continuing operations in that period, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase of 879 shares. Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, would not have been included in the computation of diluted shares if we had income from continuing operations for the three months ended March 31, 2008 were 38,775 shares. Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, were not included in the computation of diluted shares for the three months ended March 31, 2007 were 38,074 shares.

NOTE 13. FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS 157 provides a new definition for fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 as of January 1, 2008 for our financial assets and liabilities that are re-measured and reported at fair value for each reporting period. Our financial assets recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by our captive insurance subsidiaries. The adoption of SFAS 157 to our financial assets did not have any impact on our financial results.

In accordance with the provisions of FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” we have elected to defer implementation of SFAS 157 until January 1, 2009 as it relates to our non-financial assets and non-financial liabilities that are not permitted or required to be measured at fair value on a recurring basis. We are evaluating the impact, if any, SFAS 157 will have on those non-financial assets and liabilities.

Even though the adoption of SFAS 157 did not materially impact our financial condition, results of operations or cash flows, we are now required to provide additional disclosures under SFAS 157 as part of our financial statements. The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments Included In:
Marketable debt securities	$14	$8	$6	$—
Investments and other assets	72	41	30	1

	$86	$49	$36	$1

The change in the fair value of our auction rate securities valued using significant unobservable inputs is shown below:

March 31, 2008
Fair value recorded at December 31, 2007	$2
Adjustment to record reduction in estimated fair value of auction rate securities	(1)

Fair value recorded at March 31, 2008	$1

As a result of the downgraded ratings on certain of our auction rate securities, which we attribute to liquidity issues rather than credit issues, we recorded an unrealized loss of $1 million in accumulated other comprehensive loss. The auction rate security instruments held by us at March 31, 2008 were in privately placed preferred stocks, certain of which are rated as investment grade. The fair values were determined using a combination, where applicable, of trading levels of the related operating and holding company’s credit default swaps, other subordinated and senior securities of the issuers, expected discounted cash flows using LIBOR plus 150 to 200 basis points and a discount from par based on issuers’ credit ratings. Due to our belief that the market for these instruments may take in excess of 12 months to fully recover, we have classified these investments as noncurrent and included them in investments and other assets on the Condensed Consolidated Balance Sheet at March 31, 2008 and December 31, 2007. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, will be recorded in accumulated other comprehensive income (loss). If we determine that an other-than-temporary impairment of these securities has occurred, we will record a charge in our consolidated statement of operations, as appropriate.

NOTE 14. SUBSEQUENT EVENT

In April 2008, we announced we had signed a non-binding letter of intent to sell USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital in an effort to resolve an ongoing dispute with the party that owns the land on which our facilities are located. These hospitals may be classified in discontinued operations starting in the second quarter of 2008. During the three months ended March 31, 2008, these hospitals together generated net operating revenues of $97 million, depreciation and amortization expense of $3 million, and operating income of $5 million. At March 31, 2008, the total assets and net long-lived assets of these hospitals were $411 million and $311 million, respectively. The non-binding letter of intent stipulates that the sales price of the hospitals will be the net book value of the long-lived assets of the hospitals plus or minus adjustments for other items, such as certain working capital amounts.

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

EXECUTIVE OVERVIEW

We continue to focus on the execution of our operating strategies. While we have seen certain areas of improvement, we are still facing several industry and company-specific challenges that continue to negatively affect our progress. We are dedicated to improving our patients’, shareholders’ and other stakeholders’ confidence in us. We believe we will accomplish that by providing quality care and generating positive growth and earnings at our hospitals.

KEY DEVELOPMENTS

Recent key developments include the following:

•

Beech Street and ppoNEXT Agreements Signed—In April 2008, we signed multi-year agreements to include all of our hospitals, outpatient and ambulatory centers, and employed physicians in the Beech Street and ppoNEXT managed care networks.

•

Intent to Sell USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital—In April 2008, we announced we had signed a non-binding letter of intent to sell USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital in an effort to resolve an ongoing dispute with the party that owns the land on which our facilities are located. During the three months ended March 31, 2008, these hospitals together generated net operating revenues of $97 million, depreciation and amortization expense of $3 million, and operating income of $5 million. At March 31, 2008, the total assets and net long-lived assets of these hospitals were $411 million and $311 million, respectively. The non-binding letter of intent stipulates that the sales price of the hospitals will be the net book value of the long-lived assets of the hospitals plus or minus adjustments for other items, such as certain working capital amounts.

•

Sale of North Ridge Medical Center—On March 31, 2008, we completed the previously disclosed sale of North Ridge Medical Center in Ft. Lauderdale, Florida for pretax proceeds of approximately $21 million, which will be used for general corporate purposes.

•

Union Organizing Activities—Both the California Nurses Association (“CNA”) and the Service Employees International Union (“SEIU”) have commenced union organizing activities at several of our hospitals as contemplated by the terms of the “peace accords” we entered into with both unions in 2007. In March 2008, registered nurses at our Cypress Fairbanks Medical Center in Houston, Texas voted 119-111 in favor of representation by the CNA; however, we are in the process of contesting that election. Separately, we are defending our actions in connection with the SEIU’s failed attempt to organize employees at our Saint Francis Hospital in Memphis, Tennessee.

•	Departure of General Counsel and Secretary—In March 2008, E. Peter Urbanowicz, our former general counsel and corporate secretary, left the company to pursue other opportunities.

SIGNIFICANT CHALLENGES

As stated above, there are still significant challenges, both company-specific and industry-wide, that are impacting our operating performance. Below is a summary of these items.

Company-Specific Volume Challenge

We have experienced declines in patient volumes over the last several years. We believe the reasons for these declines include, but are not limited to, decreases in the demand for invasive cardiac procedures, increased competition, managed care contract negotiations or terminations, population trends in Florida, and the impact of our litigation and government investigations. In addition, we believe the challenges we have faced in physician recruitment, retention and attrition have also been significant contributors to our volume declines. Our operations depend on the efforts, abilities and experience of the physicians on the medical staffs of our hospitals, most of whom have no long-term contractual relationship with us. It is essential to our ongoing business that we attract and retain an appropriate number of quality physicians in all specialties on our medical staffs. Although overall we had a net gain in physicians added to our medical staffs during 2007, in some of our markets, physician recruitment and retention are still affected by a shortage of physicians in certain sought-after specialties and the difficulties that physicians experience in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance. Other issues facing physicians, such as proposed decreases in Medicare payments, are forcing them to consider alternatives including relocating their practices or retiring sooner than expected. In some of our markets, we have not been able to attract physicians to our medical staffs at a rate to offset the physicians relocating or retiring.

We continue to take steps to increase patient volumes; however, due to the concentration of our hospitals in California, Florida and Texas, we may not be able to mitigate some factors that contribute to volume declines. One of our initiatives is our Physician Relationship Program, which is centered around understanding the needs of physicians who admit patients both to our hospitals and to our competitors’ hospitals and responding to those needs with changes and improvements in our hospitals and operations. We have targeted capital spending in order to address specific needs or growth opportunities of our hospitals, which is expected to have a positive impact on their volumes. We have also sought to include all of our hospitals in the affected geographic area when negotiating new managed care contracts, which should result in additional volumes at facilities that were not previously a part of such managed care networks. In addition, we have been completing clinical service line market demand analyses and profitability assessments to determine which services are highly valued that can be emphasized and marketed to improve results. This Targeted Growth Initiative has resulted in some reductions in unprofitable service lines in several locations, which have had a slightly negative impact on our volumes. However, the elimination of these unprofitable service lines will allow us to focus more resources on services that are more profitable.

Our Commitment to Quality initiative is further helping position us to competitively meet the volume challenge. We continue to work with physicians to implement the most current evidence-based techniques to improve the way we provide care. As a result of these efforts, our hospitals have improved substantially in quality metrics reported by the government and have been recognized by several managed care companies for their quality of care. We believe that quality of care improvements will continue to have the effect of increasing physician and patient satisfaction, potentially improving our volumes as a result.

Significant Industry Trends

Bad Debt—Like other organizations in the health care industry, we continue to provide services to a high volume of uninsured patients and more patients than in prior years with an increased burden of co-payments and deductibles as a result of changes in their health care plans. The discounting components of our Compact with Uninsured Patients (“Compact”) have reduced our provision for doubtful accounts recorded in our Condensed Consolidated Financial Statements, but they are not expected to mitigate the net economic effects of treating uninsured or underinsured patients. We continue to experience a high level of uncollectible accounts. Our collection efforts have improved, and we continue to focus, where applicable, on placement of patients in various government programs such as Medicaid. However, unless our business mix shifts toward a greater number of insured patients or the trend of higher co-payments and deductibles reverses, we anticipate this high level of uncollectible accounts to continue.

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

RESULTS OF OPERATIONS—OVERVIEW

Our results of operations have been and continue to be influenced by company-specific challenges and industry trends, including fluctuating volumes, decreased demand for inpatient cardiac procedures and high levels of bad debt, that have negatively affected our revenue growth and operating expenses. We believe our future profitability will be achieved through volume growth, appropriate reimbursement levels and cost control across our portfolio of hospitals. In order to disclose trends using data comparable to the prior year, operating statistics throughout Management’s Discussion and Analysis are presented on a same-hospital basis, where noted, and exclude the results of Coastal Carolina Medical Center, which we have not owned for a full 12 months. Below are some of these statistics and financial highlights for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

•

Same-hospital net inpatient revenue per patient day and per admission increased by 5.6% and 6.0%, respectively, primarily due to the effect of higher negotiated levels of reimbursement under our managed care contracts. Same-hospital patient days and admissions also increased by 1.5% and 1.0%, respectively, primarily due to an extra day in the current year quarter due to 2008 being a leap year.

•

Same-hospital net outpatient revenue per visit increased 8.6%, while same-hospital outpatient visits declined 1.1%. The increase in revenue per visit is primarily due to the effect of higher negotiated levels of reimbursement under our managed care contracts. The decline in outpatient visits is primarily due to the increased competition we are experiencing from physician-owned entities providing outpatient services.

•	Loss per share from continuing operations was $(0.02) in the current period compared to earnings per share of $0.19 in the prior-year period.

The table below shows the pretax and after-tax impact on continuing operations for the three months ended March 31, 2008 and 2007 of the following items:

	Three Months Ended March 31,
	2008	2007
	(Expense) Income
Impairment of long-lived assets and goodwill, and restructuring charges	$(1)	$(3)
Litigation and investigation (costs) benefit	(47)	1

Pretax impact	$(48)	$(2)
Deferred tax asset valuation allowance and other tax adjustments	$2	$88
Total after-tax impact	$(27)	$86
Diluted per-share impact of above items	$(0.06)	$0.18
Diluted earnings (loss) per share, including above items	$(0.02)	$0.19

LIQUIDITY AND CAPITAL RESOURCES—OVERVIEW

Net cash used in operating activities was $133 million in the three months ended March 31, 2008 compared to $154 million in the three months ended March 31, 2007. The principal reason for the change was enhanced working capital management in 2008, partially offset by higher annual incentive compensation payments, lower cash provided by discontinued operations and higher payments against reserves for restructuring charges and litigation costs, including $22 million in principal payments in the current period related to our 2006 civil settlement with the federal government.

Cash flows from operating activities in the first quarter of our calendar year are usually lower than in subsequent quarters during the year, primarily due to the timing of working capital requirements during the first quarter, including our annual 401(k) matching contributions and annual incentive compensation payments.

Capital expenditures were $189 million and $111 million during the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008, we received proceeds of $23 million from the sale of facilities and other assets related to discontinued operations, primarily from the sale of North Ridge Medical Center. Proceeds from the sales of facilities and other assets related to discontinued operations during the three months ended March 31, 2007 aggregated $43 million.

Our $800 million senior secured revolving credit facility is collateralized by patient accounts receivable at our acute care and specialty hospitals, and bears interest at our option based on the London Interbank Offered Rate (“LIBOR”) plus 175 basis points or Citigroup’s base rate, as defined in the credit agreement, plus 75 basis points. At March 31, 2008, there were no cash borrowings outstanding under the revolving credit facility, and we had approximately $223 million of letters of credit outstanding. In addition, we had approximately $278 million of cash and cash equivalents on hand and borrowing capacity of $577 million under our revolving credit facility as of March 31, 2008.

We are currently in compliance with all covenants and conditions in our revolving credit agreement and the indentures governing our senior notes. (See Note 5 to the Condensed Consolidated Financial Statements.)

FORWARD-LOOKING STATEMENTS

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements represent management’s current belief, based on currently available information, as to the outcome and timing of future events. They involve known and unknown risks, uncertainties and other factors—many of which we are unable to predict or control—that may cause our actual results, performance or achievements, or health care industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the following risks, many of which are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 (“Annual Report”):

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

•	The geographic concentration of our licensed hospital beds;

•	Changes in, or our ability to comply with, laws and government regulations;

•	Our ability to execute our operating strategies and the impact of other factors on our initiatives;

•	Trends affecting our actual or anticipated results that lead to charges adversely affecting our results of operations;

•	Our relative leverage and the amount and terms of our indebtedness;

•	Our ability to identify and execute on measures designed to save or control costs or streamline operations;

•	The availability and terms of debt and equity financing sources to fund the requirements of our businesses;

•	Changes in our business strategies or development plans;

•	The impact of natural disasters, including our ability to operate facilities affected by such disasters;

•	The ultimate resolution of claims, lawsuits and investigations;

•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care services;

•	Various factors that may increase supply costs;

•	National, regional and local economic and business conditions;

•	Demographic changes; and

•	Other factors and risk factors referenced in this report and our other public filings.

When considering forward-looking statements, a reader should keep in mind the risk factors and other cautionary statements in our Annual Report. Should one or more of the risks and uncertainties described above, in Item 1A, Risk Factors, of our Annual Report or elsewhere in this report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and, therefore, disclaim any resulting liability for potentially related damages.

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

The table below shows the sources of net patient revenues on a same-hospital basis, expressed as percentages of net patient revenues from all sources:

	Three Months Ended March 31,
Net Patient Revenues from:	2008	2007	Increase (Decrease)(1)
Medicare	26.1%	27.3%	(1.2)%
Medicaid	8.1%	7.0%	1.1%
Managed care – governmental	13.5%	12.7%	0.8%
Managed care – commercial	41.0%	41.5%	(0.5)%
Indemnity, self-pay and other	11.3%	11.5%	(0.2)%

(1)	The increase (decrease) is the difference between the 2008 and 2007 percentages shown.

Our payer mix on a same-hospital admissions basis, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended March 31,
Admissions from:	2008	2007	Increase (Decrease)(1)
Medicare	32.1%	33.0%	(0.9)%
Medicaid	12.1%	11.7%	0.4%
Managed care – governmental	20.4%	18.6%	1.8%
Managed care – commercial	26.8%	28.2%	(1.4)%
Indemnity, self-pay and other	8.6%	8.5%	0.1%

(1)	The increase (decrease) is the difference between the 2008 and 2007 percentages shown.

The increase in managed care – governmental admissions is primarily due to a shift from traditional government programs to managed government programs.

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

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan, is a fee-for-service payment system. The other option, called Medicare Advantage, includes managed care, preferred provider organization, private fee-for-service and specialty plans. The major components of our net patient revenues for services provided to patients enrolled in the Original Medicare Plan for the three months ended March 31, 2008 and 2007 are set forth in the table below:

	Three Months Ended March 31,
	2008	2007
Revenue Descriptions
Diagnosis-related group – operating	$338	$328
Diagnosis-related group – capital	31	32
Outlier	22	20
Outpatient	101	96
Disproportionate share	58	54
Direct Graduate and Indirect Medical Education	30	28
Other(1)	26	24
Adjustments for prior-year cost reports and related valuation allowances	2	11

Total Medicare net patient revenues	$608	$593

(1)	The other revenue category includes one skilled nursing facility, inpatient psychiatric facilities, inpatient rehabilitation facilities, one prospective payment system (“PPS”)-exempt cancer hospital, one long-term acute care hospital, other revenue adjustments, and adjustments related to the estimates for current-year cost reports and related valuation allowances.

Medicaid

Medicaid programs are funded by both the federal government and state governments. These programs and the reimbursement methodologies are administered by the states and vary from state to state and from year to year.

Estimated payments under various state Medicaid programs, excluding state-funded managed care Medicaid programs, constituted approximately 8.1%, and 7.0% of net patient revenues at our continuing general hospitals for the three months ended March 31, 2008, and 2007, respectively. These payments are typically based on fixed rates determined by the individual states. We also receive disproportionate share payments under various state Medicaid programs. For the three months ended March 31, 2008 and 2007, our revenue attributable to disproportionate share payments and other state-funded subsidy payments was approximately $41 million and $40 million, respectively.

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

Also in May 2007, CMS issued a proposed rule clarifying that the agency would no longer provide federal Medicaid matching funds for graduate medical education (“GME”) purposes. Congress responded to the CMS proposed rule to end federal support for GME payments by including in the FFY 2007 Supplemental Appropriations Act language that places a one-year moratorium on any such restriction. The moratorium will last until May 23, 2008. We cannot predict what action, if any, Congress or CMS will take on this issue.

Further, many states in which we operate are facing budgetary challenges that pose a threat to Medicaid funding levels to hospitals and other providers. We expect these challenges to continue. Announced funding changes began to adversely impact our Florida, Georgia and North Carolina hospitals effective January 1, 2008 (an estimated $51 million reduction to our revenues on an annual basis for both traditional Medicaid and managed Medicaid). In addition, the Florida legislature in its recently ended session proposed changes that would further reduce the amount of Medicaid funding for providers in that state effective July 1, 2008. If the proposed changes are enacted into law, we estimate that the annual impact of these changes on our Florida hospitals will approximate $10 million. On February 20, 2008, the Governor of California approved budget cuts of $2.2 billion that include across-the-board reductions to Medi-Cal, the state’s Medicaid program. The reductions include payment reductions and deferrals, as well as reductions in coverage. Barring legislative action to further modify the budget, the reductions go into effect on July 1, 2008. Based on our understanding of the budget reductions in California, we do not believe they will have a material impact on our Medi-Cal fee-for-service payments. The reductions also apply to capitation payments to Medi-Cal managed care plans; however, we cannot estimate at this time what, if any, impact these reductions will have on such payments. Other proposed funding changes could impact our hospitals in other states; however, at this time, we cannot predict the extent of the impact of other states’ budget restrictions on our hospitals.

Regulatory and Legislative Changes

Material updates to the information set forth in our Annual Report about the Medicare and Medicaid programs are provided below.

Annual Update to the Medicare Inpatient Prospective Payment System

Under Medicare law, CMS is required annually to update certain rules governing the inpatient prospective payment system (“IPPS”). The updates generally become effective October 1, the beginning of the federal fiscal year. On April 14, 2008, CMS issued the Proposed Changes to the Hospital Inpatient Prospective Payment Systems and FFY 2009 Rates (“Proposed Rule”). The Proposed Rule includes the following payment policy changes:

•

A market basket increase currently estimated at 3.0% for Medicare severity-adjusted diagnosis-related group (“MS-DRG”) operating payments for hospitals reporting specified quality measure data (hospitals that do not report specified quality measure data will receive an increase of 1.0%);

•	A 0.7% increase in the capital federal MS-DRG rate;

•	An increase in the number of quality measures hospitals would need to report in FFY 2009 in order to qualify for the full market basket update from 30 in FFY 2009 to 72 in FFY 2010;

•

An across-the-board reduction of 0.9% as required by the Transitional Medical Assistance, Abstinence Education, and Qualifying Individuals Programs Extension Act of 2007 to offset the effect of changes in documentation and/or coding or the classification of discharges that do not reflect real changes in case mix;

•

Further implementation of a provision of the Deficit Reduction Act of 2005 preventing Medicare from giving hospitals higher payments for the additional costs of treating a patient that acquires a condition (including an infection) during a hospital stay by adding nine hospital-acquired conditions; and

•	A decrease in the cost outlier threshold from $22,185 to $21,025.

CMS projects that the combined impact of the proposed payment and policy changes will yield an average 4.4% increase in payments for hospitals in large urban areas (populations over 1 million). This includes CMS’ estimate of a 1.8% increase in payments resulting from improved coding and documentation. Using the impact percentages in the Proposed Rule for hospitals in large urban areas applied to our Medicare IPPS payments for the six months ended March 31, 2008, the annual impact for all changes in the Proposed Rule on our hospitals may result in an estimated increase in our Medicare revenues of approximately $66 million. This estimate includes $14 million related to CMS’ estimate of the increase in payments resulting from improved coding and documentation. Because of the uncertainty regarding the proposals and other factors that may influence our future IPPS payments, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding this estimate.

Proposed Payment and Policy Changes to the Medicare Inpatient Rehabilitation Facility Prospective Payment System

On April 21, 2008, CMS issued the Proposed Rule for the Medicare Inpatient Rehabilitation Facility (“IRF”) Prospective Payment System (“PPS”) for FFY 2009 (“IRF-PPS Proposed Rule”). The IRF-PPS Proposed Rule includes the following proposals:

•	An increase in the outlier threshold for high cost outlier cases from $7,362 to $9,191; and

•

An update to the case-mix group (“CMG”) relative weights and average length of stay values using FFY 2006 data (the current CMG relative weights, which have been used to set payment rates since FFY 2006, are based on FFY 2003 data and do not reflect the impact on case mix of the revised criteria for payment as an IRF).

CMS is also implementing the following statutorily mandated provisions of the Medicare, Medicaid and SCHIP Extension Act of 2007:

•	A compliance threshold held at 60% for cost reporting periods beginning on or after July 1, 2006;

•	A continuation of counting comorbidities when determining an IRF’s compliance with the threshold; and

•	An update to the IRF PPS payment rate equal to 0% effective for discharges beginning on and after April 1, 2008 through FFY 2009.

At March 31, 2008, we operated one inpatient rehabilitation hospital, and 14 of our general hospitals in continuing operations operated inpatient rehabilitation units. CMS projects that the proposed changes will result in an estimated total decrease in aggregate IRF payments of $20 million for FFY 2009. This decrease is due to the update to the outlier threshold amount to reduce estimated outlier payments from 3.3% for FFY 2008 to 3.0% for FFY 2009. We do not believe that the statutorily mandated or proposed changes will have a material impact on our net operating revenues. Because of the uncertainty of the factors that may influence our future IRF payments, including final changes to the IRF-PPS Proposed Rule, admission volumes, length of stay and case mix, and the impact of compliance with the IRF admission criteria, we cannot provide any assurances regarding our estimate of the impact of these changes.

Payment Changes to the Medicare Inpatient Psychiatric Facility Prospective Payment System

On May 1, 2008, CMS issued a Notice of the Medicare Inpatient Psychiatric Facility (“IPF”) Prospective Payment System Update for the rate year beginning July 1, 2008 (“IPF-PPS Notice”). The IPF-PPS Notice includes the following payment changes:

•	An update to the IPF payment equal to the market basket of 3.2%; and

•	A decrease in the fixed dollar loss threshold amount for outlier payments from $6,488 to $6,113.

At March 31, 2008, 14 of our general hospitals in continuing operations operated inpatient psychiatric units. CMS projects that the combined impact of the payment changes will yield an average 2.5% increase in payments for all IPFs (including psychiatric units in acute care hospitals), and an average 0.4% increase in payments for psychiatric units of acute care hospitals located in urban areas. Using the urban unit impact percentage as applied to our Medicare IPF payments for the nine months ended March 31, 2008 (annualized), we do not believe the payment changes will have a material impact on our net operating revenues. Because of the uncertainty of the factors that may influence our future IPF payments, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate of the impact of these changes.

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

The amount of our managed care net patient revenue during the three months ended March 31, 2008 and 2007 was $1.3 billion and $1.2 billion, respectively. Approximately 59% of our managed care net patient revenues for the three months ended March 31, 2008 was derived from our top ten managed care payers. National payers generate approximately 41% of our total net managed care revenues. The remainder comes from regional or local payers. At March 31, 2008 and December 31, 2007, approximately 55% and 54%, respectively, of our net accounts receivable related to continuing operations were due from managed care payers.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have had eleven consecutive quarters of improved year-over-year managed care pricing, we expect some moderation in the pricing percentage increases in the future.

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

Self-pay accounts pose significant collectability problems. At both March 31, 2008 and December 31, 2007, approximately 8% of our net accounts receivable related to continuing operations were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients. We have performed systematic analyses to focus our attention on drivers of bad debt for each hospital. Specifically, pilots for new initiatives to ensure patients are receiving the optimal level of care at the appropriate time in the best setting are being introduced in a few of our hospitals to minimize inappropriate use of our emergency departments for non-emergent and non-urgent services. While emergency department use is the primary contributor to our provision for doubtful accounts in the aggregate, this is not the case at all hospitals. As a result, we are increasing our focus on targeted initiatives that concentrate on non-emergency department patients. These initiatives are intended to promote process efficiencies in working self-pay accounts we deem highly collectible. This is just one example of our continuous improvement efforts dedicated to modifying and refining our processes, enhancing our technology and improving staff training throughout the revenue cycle in an effort to increase collections and reduce accounts receivable.

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

We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. Charity care gross charges for the three months ended March 31, 2008 and 2007 were $158 million and $178 million, respectively. Both the cost of providing these benefits and the forgone revenue under our Compact would be substantially less than the gross charge amounts.

RESULTS OF OPERATIONS

The following two tables summarize our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Net operating revenues:
General hospitals	$2,328	$2,170
Other operations	43	48

Net operating revenues	2,371	2,218
Operating expenses:
Salaries, wages and benefits	1,036	992
Supplies	420	395
Provision for doubtful accounts	149	133
Other operating expenses, net	532	504
Depreciation	86	81
Amortization	9	8
Impairment of long-lived assets and goodwill, and restructuring charges	1	3
Litigation and investigation costs (benefit)	47	(1)

Operating income	$91	$103

	Three Months Ended March 31,
	2008	2007
Net operating revenues:
General hospitals	98.2%	97.8%
Other operations	1.8%	2.2%

Net operating revenues	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	43.7%	44.7%
Supplies	17.7%	17.8%
Provision for doubtful accounts	6.3%	6.0%
Other operating expenses, net	22.5%	22.7%
Depreciation	3.6%	3.7%
Amortization	0.4%	0.4%
Impairment of long-lived assets and goodwill, and restructuring charges	—%	0.1%
Litigation and investigation costs (benefit)	2.0%	—%

Operating income	3.8%	4.6%

Net operating revenues of our continuing general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (primarily rental income, management fee revenue and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) rehabilitation hospitals and a long-term-care facility, and (3) equity earnings of unconsolidated affiliates that are not directly associated with our general hospitals. None of our individual hospitals represented more than 5% of our net operating revenues or more than 15% of our total assets, excluding goodwill and intercompany receivables, at March 31, 2008 and December 31, 2007.

Net operating revenues from our other operations decreased to $43 million in the three months ended March 31, 2008 compared to $48 million in the three months ended March 31, 2007, primarily due to a decrease in equity earnings of unconsolidated affiliates. Equity earnings of unconsolidated affiliates, included in our net operating revenues from other operations, were $3 million and $10 million for the three months ended March 31, 2008 and 2007, respectively.

The table below shows certain selected historical operating statistics for our continuing general hospitals:

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)
	(Dollars in Millions, Except Per Patient Day, Per Admission and Per Visit Amounts)
Net inpatient revenues(1)	$1,614	$1,505	7.2%
Net outpatient revenues(1)	$683	$634	7.7%
Number of general hospitals (at end of period)	54	53	1	(2)
Licensed beds (at end of period)	14,459	14,299	1.1%
Average licensed beds	14,478	14,295	1.3%
Utilization of licensed beds(3)	56.1%	56.5%	(0.4	)%(2)
Patient days	739,709	727,399	1.7%
Adjusted patient days(4)	1,044,642	1,019,543	2.5%
Net inpatient revenue per patient day	$2,182	$2,069	5.5%
Admissions(5)	146,057	144,264	1.2%
Adjusted patient admissions(4)	207,482	203,224	2.1%
Net inpatient revenue per admission	$11,050	$10,432	5.9%
Average length of stay (days)	5.1	5.0	0.1	(2)
Surgeries	95,585	97,019	(1.5)%
Net outpatient revenue per visit	$665	$617	7.8%
Outpatient visits	1,026,545	1,027,997	(0.1)%

(1)	Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues for the three months ended March 31, 2008 and 2007 include self-pay revenues of $73 million and $66 million, respectively. Net outpatient revenues for the three months ended March 31, 2008 and 2007 include self-pay revenues of $94 million and $80 million, respectively.
(2)	The change is the difference between the 2008 and 2007 amounts shown.
(3)	Utilization of licensed beds represents patient days divided by average licensed beds divided by number of days in the period.
(4)	Adjusted patient admissions/days represent actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the result by gross inpatient revenues.
(5)	Self-pay admissions represent 4.2% and 4.0% of total admissions for the three months ended March 31, 2008 and 2007, respectively. Charity care admissions represent 1.7% and 2.0% of total admissions for the three months ended March 31, 2008 and 2007, respectively.

The table below shows certain selected historical operating statistics for our continuing general hospitals on a same-hospital basis. The impact of our acquisition of Coastal Carolina Medical Center at the end of June 2007 is excluded from same-hospital statistics for the three months ended March 31, 2008.

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)
	(Dollars in Millions, Except Per Patient Day, Per Admission and Per Visit Amounts)
Net inpatient revenues(1)	$1,612	$1,505	7.1%
Net outpatient revenues(1)	$681	$634	7.4%
Number of general hospitals (at end of period)	53	53	—	(2)
Licensed beds (at end of period)	14,418	14,299	0.8%
Average licensed beds	14,437	14,295	1.0%
Utilization of licensed beds(3)	56.2%	56.5%	(0.3	)%(2)
Patient days	738,247	727,399	1.5%
Adjusted patient days(4)	1,040,395	1,019,543	2.0%
Net inpatient revenue per patient day	$2,184	$2,069	5.6%
Admissions(5)	145,715	144,264	1.0%
Adjusted patient admissions(4)	206,489	203,224	1.6%
Net inpatient revenue per admission	$11,063	$10,432	6.0%
Average length of stay (days)	5.1	5.0	0.1	(2)
Surgeries	95,344	97,019	(1.7)%
Net outpatient revenue per visit	$670	$617	8.6%
Outpatient visits	1,016,731	1,027,997	(1.1)%

(1)	Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues for the three months ended March 31, 2008 and 2007 include self-pay revenues of $73 million and $66 million, respectively. Net outpatient revenues for the three months ended March 31, 2008 and 2007 include self-pay revenues of $93 million and $80 million, respectively.
(2)	The change is the difference between the 2008 and 2007 amounts shown.
(3)	Utilization of licensed beds represents patient days divided by average licensed beds divided by number of days in the period.
(4)	Adjusted patient admissions/days represent actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the result by gross inpatient revenues.
(5)	Self-pay admissions represent 4.2% and 4.0% of total admissions for the three months ended March 31, 2008 and 2007, respectively. Charity care admissions represent 1.7% and 2.0% of total admissions for the three months ended March 31, 2008 and 2007, respectively.

REVENUES

During the three months ended March 31, 2008, net operating revenues from continuing operations increased 6.9% compared to the three months ended March 31, 2007.

Our same-hospital net inpatient revenues for the three months ended March 31, 2008 increased by 7.1% compared to the three months ended March 31, 2007. There were various positive and negative factors impacting our net inpatient revenues.

The positive factors include:

•	Improved managed care pricing as a result of renegotiated contracts;

•	An increase in total admissions and patient days, primarily due to an extra day in the current-year quarter due to 2008 being a leap year;

•

Revenue of $6 million recognized in the three months ended March 31, 2008 by our Philadelphia hospitals related to 2007 that was approved for distribution to us in the current-year quarter by a Philadelphia HMO in which we hold a minority ownership interest; and

•	Retroactive disproportionate share funds of $4 million recognized by our Georgia hospitals related to 2007 as a result of a state appropriation for private hospitals in the current-year quarter.

The negative factors include:

•	A decrease in commercial managed care admissions; and

•

A decrease in the favorable adjustments for prior-year cost reports and related valuation allowances to $2 million in the three months ended March 31, 2008 from $12 million in the three months ended March 31, 2007.

Same-hospital net outpatient revenues during the three months ended March 31, 2008 increased 7.4% compared to the three months ended March 31, 2007, although overall same-hospital outpatient visits decreased 1.1% in the 2008 period primarily due to the increased competition we are experiencing from physician-owned entities providing outpatient services. The primary reason for the same-hospital net outpatient revenue increase is improved managed care pricing.

SALARIES, WAGES AND BENEFITS

Salaries, wages and benefits expense as a percentage of net operating revenues decreased 1.0% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Salaries, wages and benefits per adjusted patient day increased approximately 2.0% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase is primarily due to merit increases, offset by a decline in full-time employee headcount and contract labor expense.

As of March 31, 2008, approximately 23% of the employees at our hospitals and related health care facilities were represented by labor unions. Labor relations at our facilities generally have been satisfactory. We, and the hospital industry in general, are continuing to see an increase in the amount of union activity across the country. As union activity increases at our hospitals, our salaries, wages and benefits expense may increase more rapidly than our net operating revenues.

In 2007, we completed our renegotiation of collective bargaining agreements with the California Nurses Association and the Service Employees International Union that cover nurses and other employees at 14 of our continuing general hospitals in California and three of our continuing general hospitals in Florida. These agreements set stable and competitive wage increases within our budgeted expectations. We also entered into separate “peace accords” with both the CNA and the SEIU that provide each union with limited access to attempt to organize our employees and establish specific guidelines for the parties to follow with respect to organizing activities. The CNA and the SEIU have since commenced union organizing activities at several of our hospitals. In March 2008, registered nurses at our Cypress Fairbanks Medical Center in Houston, Texas voted 119-111 in favor of representation by the CNA. We are appealing the outcome of that election on the grounds that it was not conducted in accordance with the terms of our peace accord with the CNA. Separately, we are defending our actions in connection with the SEIU’s failed attempt to organize employees at our Saint Francis Hospital in Memphis, Tennessee. We do not anticipate that these or other organizing efforts by the CNA and the SEIU will have a material adverse effect on our results of operations.

Included in salaries, wages and benefits expense in the three months ended March 31, 2008 is $10 million of stock-based compensation expense compared to $11 million in the three months ended March 31, 2007.

SUPPLIES

Supplies expense as a percentage of net operating revenues was essentially flat for the three months ended March 31, 2008 compared to the three months ended March 31, 2007; however, supplies expense per adjusted patient day increased approximately 3.6% in the three months ended March 31, 2008 compared to the same period in 2007. This increase in supplies expense per adjusted patient day reflected higher costs for implants and pacemakers due to inflation and technology improvements, partially offset by lower cardiovascular and pharmaceutical supply costs, which resulted from a decrease in cardiovascular procedures and our efforts to use more cost-effective pharmaceuticals.

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

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts as a percentage of net operating revenues increased slightly for the three months ended March 31, 2008 compared to December 31, 2007, primarily due to higher self-pay revenues. The table below shows the net accounts receivable and allowance for doubtful accounts by payer:

	March 31, 2008			December 31, 2007
	Accounts Receivable Before Allowance For Doubtful Accounts	Allowance For Doubtful Accounts	Net	Accounts Receivable Before Allowance For Doubtful Accounts	Allowance For Doubtful Accounts	Net
Medicare	$212	$—	$212	$179	$—	$179
Medicaid	143	—	143	141	—	141
Net cost report settlements payable and valuation allowances	(18)	—	(18)	(17)	—	(17)
Commercial managed care	658	96	562	620	98	522
Governmental managed care	215	—	215	188	—	188
Self-pay uninsured	205	163	42	200	158	42
Self-pay balance after	140	71	69	137	70	67
Estimated future recoveries from accounts assigned to collection agencies	34	—	34	35	—	35
Other	205	62	143	227	74	153

Total continuing operations	1,794	392	1,402	1,710	400	1,310
Total discontinued operations	102	36	66	116	41	75

	$1,896	$428	$1,468	$1,826	$441	$1,385

A significant portion of our provision for doubtful accounts relates to self-pay patients. Collection of accounts receivable has been a key area of focus, particularly over the past several years, as we have experienced adverse changes in our business mix. Our current estimated collection rate on self-pay accounts is approximately 36%, including collections from point-of-service through collections by our in-house collection agency or external collection vendors. This self-pay collection rate includes payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being classified and assigned to our in-house self-pay collection group. The comparable self-pay collection percentage as of December 31, 2007 was also approximately 36%.

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

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. During the three months ended March 31, 2008, we recorded a favorable settlement of approximately $8 million with one managed care payer. Our current estimated collection rate on managed care accounts is approximately 98%, which includes collections from point-of-service through collections by our in-house collection agency or external collection vendors. The comparable managed care collection percentage as of December 31, 2007 was also approximately 98%.

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

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”), and (4) accounts receivable aging. The following tables present the approximate aging by payer of our continuing operations’ net accounts receivable of $1.420 billion and $1.327 billion, excluding cost report settlements payable and valuation allowances of $18 million and $17 million, at March 31, 2008 and December 31, 2007, respectively:

	March 31, 2008
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	93%	59%	77%	37%	70%
61-120 days	4%	26%	14%	24%	16%
121-180 days	1%	14%	5%	11%	6%
Over 180 days	2%	1%	4%	28%	8%

Total	100%	100%	100%	100%	100%

	December 31, 2007
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	96%	63%	75%	34%	68%
61-120 days	3%	25%	15%	25%	17%
121-180 days	1%	12%	5%	12%	7%
Over 180 days	—%	—%	5%	29%	8%

Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations were 54 days at both March 31, 2008 and December 31, 2007. AR Days at March 31, 2008 and December 31, 2007 are within our target of less than 60 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the relevant quarter divided by our revenue from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

As of March 31, 2008, we had a cumulative total of patient account assignments dating back at least three years or older of approximately $4.8 billion related to our continuing operations being pursued by our in-house and outside collection agencies or vendors. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts at collection agencies is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from our Medical Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under our MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 82% of all accounts in our MEP are ultimately approved for benefits under a government program such as Medicaid.

The following table shows the approximate amount of net accounts receivable in our MEP, still awaiting determination of eligibility under a government program at March 31, 2008 and December 31, 2007 by aging category:

	March 31, 2008	December 31, 2007
0-60 days	$59	$61
61-120 days	14	16
121-180 days	9	6
Over 180 days(1)	—	—

Total	$82	$83

(1)	Includes accounts receivable of $10 million at both March 31, 2008 and December 31, 2007 that are fully reserved.

OTHER OPERATING EXPENSES

Other operating expenses as a percentage of net operating revenues decreased slightly for the three months ended March 31, 2008 compared to the same period in 2007. Included in other operating expenses is malpractice expense of $43 million for the three months ended March 31, 2008 compared to $47 million for the three months ended March 31, 2007.

Other operating expenses in the three months ended March 31, 2007 included a net gain of $7 million on the sale of a medical office building in Florida. In addition, a $3 million favorable property insurance adjustment was recorded in the three months ended March 31, 2007.

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL AND RESTRUCTURING CHARGES

During the three months ended March 31, 2008, we recorded net impairment and restructuring charges of $1 million compared to $3 million during the three months ended March 31, 2007. See Note 4 to the Condensed Consolidated Financial Statements for additional detail of these charges and related liabilities.

Our impairment tests presume stable or, in some cases, improving results in our hospitals. If these expectations are not met, or if in the future we expect negative trends to occur that impact our future outlook, further impairments of long-lived assets and goodwill may occur, and we will incur additional restructuring charges. Future restructuring of our regions that changes our goodwill reporting units could also result in further impairments of our goodwill.

LITIGATION AND INVESTIGATION COSTS (BENEFIT)

Litigation and investigation costs (benefit) in continuing operations for the three months ended March 31, 2008 were $47 million compared to $(1) million for the three months ended March 31, 2007. The 2008 costs primarily relate to a change in our estimated liability for wage and hour lawsuits and other unrelated employment matters further described in Note 10 to the Condensed Consolidated Financial Statements.

INCOME TAX (EXPENSE) BENEFIT

During the three months ended March 31, 2008, we recorded income tax expense of $1 million compared to an income tax benefit of $84 million during the three months ended March 31, 2007. See Note 11 to the Condensed Consolidated Financial Statements for additional detail about these amounts.

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

There have been no material changes to our obligations to make future cash payments under contract as disclosed in the Annual Report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities, including amounts to comply with applicable laws and regulations, equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new buildings, and various other capital improvements.

Capital expenditures were $189 million and $111 million in the three months ended March 31, 2008 and 2007, respectively. We anticipate that our capital expenditures for the year ending December 31, 2008 will total approximately $600 million to $650 million, including $135 million that was accrued in December 2007, but not paid until 2008. The anticipated capital expenditures include approximately $16 million in 2008 to meet California seismic requirements for our remaining California facilities after all planned divestitures. We currently estimate spending a total of approximately $405 million to comply with the requirements under California’s seismic regulations. This estimate could be reduced, however, because several of our hospitals have recently been evaluated as lower risk using a new evaluation tool discussed in our Annual Report. Our total estimated seismic expenditure amount has not been adjusted for inflation as there is currently a shortage of supplies, and there is expected to be a limited number of architects, engineers and contractors available to design and perform this work, both of which are causing a high inflation rate at this time. Our budgeted capital expenditures for the year ending December 31, 2008 also include approximately $16 million to improve disability access at certain of our facilities, as a result of a consent decree in a class action lawsuit. We expect to spend a total of approximately $143 million on such improvements over the next four years.

Interest payments, net of capitalized interest, were $125 million and $124 million in the three months ended March 31, 2008 and 2007, respectively. We anticipate that our gross interest payments, including capitalized interest, for the year ending December 31, 2008 will be approximately $388 million.

Income tax refunds, net of tax payments, were approximately $1 million in the three months ended March 31, 2008 compared to approximately $2 million in income tax payments during the three months ended March 31, 2007. In April 2007, we received a tax refund of approximately $171 million, which was recorded as a receivable at March 31, 2007. At March 31, 2008, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss carryforwards of approximately $2.0 billion expiring in 2024 to 2027, (2) approximately $6 million in alternative minimum tax credits with no expiration, and (3) general business credit carryforwards of approximately $12 million expiring in 2023 to 2027.

SOURCES AND USES OF CASH

Our liquidity for the three months ended March 31, 2008 was primarily derived from cash on hand and proceeds from the sale of North Ridge Medical Center.

Our primary source of operating cash is the collection of accounts receivable. As we experience changes in our business mix and as admissions of uninsured and underinsured patients grow, our operating cash flow is negatively impacted due to lower levels of cash collections and higher levels of bad debt.

Net cash used in operating activities was $133 million in the three months ended March 31, 2008 compared to $154 million in the three months ended March 31, 2007. The principal reason for the change was enhanced working capital management in 2008, partially offset by higher annual incentive compensation payments, lower cash provided by discontinued operations and higher payments against reserves for restructuring charges and litigation costs, including $22 million in principal payments in the current period related to our 2006 civil settlement with the federal government.

Cash flows from operating activities in the first quarter of our calendar year are usually lower than in subsequent quarters during the year, primarily due to the timing of working capital requirements during the first quarter, including our annual 401(k) matching contributions and annual incentive compensation payments.

During the three months ended March 31, 2008, we received proceeds of $23 million from the sale of facilities and other assets related to discontinued operations, primarily from the sale of North Ridge Medical Center. Proceeds from the sales of facilities and other assets related to discontinued operations during the three months ended March 31, 2007 aggregated $43 million.

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

Capital expenditures were $189 million and $111 million for the three months ended March 31, 2008 and 2007, respectively, including approximately $29 million and $11 million for construction of hospitals in El Paso, Texas and Mt. Pleasant, South Carolina in the three months ended March 31, 2008 and 2007, respectively.

We use the fair market value to record our investments that are held-for-sale. As shown in Note 13, the majority of our investments are valued based on quoted market prices or other observable inputs. However, at March 31, 2008, one of our captive insurance subsidiaries held $1 million of auction rate securities, classified as investments, whose auctions have failed due to sell orders exceeding buy orders. As of March 31, 2008, we do not believe an other-than-temporary impairment of these securities has occurred due to investment-grade ratings on certain of these securities and the expected longer-term holding period in our captive insurance subsidiary’s investment portfolio to be matched with maturing liabilities. The funds associated with failed auctions will not be accessible until a successful auction occurs. These securities are being analyzed each reporting period for other-than-temporary impairment factors. We do not anticipate any future decrease in value of these securities to have a material impact on our financial condition, results of operations or cash flows, and have no other investments that we expect will be negatively affected by the credit crisis in the sub-prime market.

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

We have a five-year, $800 million senior secured revolving credit facility that is collateralized by patient accounts receivable at our acute care and specialty hospitals, and bears interest at our option based on LIBOR plus 175 basis points or Citigroup’s base rate, as defined in the credit agreement, plus 75 basis points. The revolving credit agreement includes a provision, which we believe is customary in receivables-backed credit facilities, that gives our banks the right to require that proceeds of collections of substantially all of our consolidated accounts receivable be applied directly to repay outstanding loans and other amounts that are due and payable under the revolving credit facility at any time that unused borrowing availability under the revolving credit facility is less than $100 million or if an event of default has occurred and is continuing thereunder. In that event, we would seek to re-borrow under the revolving credit facility to satisfy our operating cash requirements. Our ability to borrow under the revolving credit facility is subject to conditions that we believe are customary in such facilities, including that no events of default then exist.

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

At March 31, 2008, there were no cash borrowings outstanding under the revolving credit facility, and we had approximately $223 million of letters of credit outstanding. Based on our eligible receivables, the borrowing capacity under the revolving credit facility was $577 million at March 31, 2008. We also had approximately $278 million of cash and cash equivalents on hand at March 31, 2008 to fund our operations and capital expenditures.

We generally indemnify our current and former officers and directors from claims and lawsuits related to their actions taken on our behalf during their employment.

LIQUIDITY

We believe that existing cash and cash equivalents on hand, marketable securities, availability under our revolving credit facility, future cash provided by operating activities and anticipated sales proceeds from our hospitals and other assets held for sale should be adequate to meet our current cash needs. These sources of liquidity should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt and other presently known operating needs. Long-term liquidity for debt service will be dependent on improved cash provided by operating activities, results of balance sheet initiatives previously discussed and, given favorable market conditions, future borrowings or refinancings. However, our cash requirements could be materially affected by the deterioration in our results of operations, as well as the various uncertainties discussed in this and other sections, which could require us to pursue any number of financing options, including, but not limited to, additional borrowings, debt refinancings, asset sales or other financing alternatives. The level, if any, of these financing sources cannot be assured.

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

OFF-BALANCE SHEET ARRANGEMENTS

Excluding the hospitals whose operating results are included in discontinued operations, our consolidated operating results for the three months ended March 31, 2008 include $394 million of net operating revenues and $38 million of income from operations generated from eight hospitals operated by us under operating lease arrangements, compared to $355 million of net operating revenues and $34 million of income from operations for the three months ended March 31, 2007. In accordance with generally accepted accounting principles, the respective assets and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet. The current terms of these operating leases expire between 2009 and 2027, not including lease extensions that we have options to exercise. If these leases expire, we would no longer generate revenue or expenses from these hospitals.

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $319 million of standby letters of credit outstanding and guarantees as of March 31, 2008.

CRITICAL ACCOUNTING ESTIMATES

In preparing our Condensed Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States, we must use estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements and accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base the estimates on historical experience and on assumptions that we believe to be reasonable, given the particular circumstances in which we operate. Actual results may vary from those estimates.

We consider our critical accounting estimates to be those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine, and (3) may produce materially different outcomes under different conditions or when using different assumptions.

Our critical accounting estimates have not changed from the description provided in our Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes since December 31, 2007 in the amount or maturity dates of debt outstanding.

At March 31, 2008, we had no material borrowings subject to or with variable interest rates. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.

At March 31, 2008, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio. At March 31, 2008, we had accumulated unrealized losses of approximately $2 million related to our captive insurance companies’ investment portfolios.

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

During the first quarter of 2008, there were no changes to our internal controls over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.

ITEM 1.	LEGAL PROCEEDINGS

We refer you to Part I, Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of material legal proceedings and investigations not in the ordinary course of business as updated through the filing date of that report. Since that time, material developments, as described below, have occurred. For additional information, see Note 10 to the Condensed Consolidated Financial Statements included in this report. Where specific amounts are sought in any pending legal proceeding, those amounts are disclosed. For all other matters, where a loss is reasonably possible and estimable, an estimate of the loss or a range of loss is provided. Where no estimate is provided, a loss is not reasonably possible or an amount of loss is not reasonably estimable at this time. New claims or inquiries may be initiated against us from time to time. We cannot predict the results of current or future claims and lawsuits. We recognize that, where appropriate, our interests may be best served by resolving certain matters without litigation. If non-litigated resolution is not appropriate or possible with respect to a particular matter, we will defend ourselves vigorously. The ultimate resolution of significant claims against us, individually or in the aggregate, whether as a result of litigation or settlement, could have a material adverse effect on our business (both in the near and long term), financial condition, results of operations or cash flows. We undertake no obligation to update the following disclosures for any new developments.

In re Tenet Healthcare Corporation Corporate Derivative Litigation, Case No. CV-03-0011 RSWL (U.S. District Court for the Central District of California, Western Division)

On April 23, 2008, the consolidated shareholder derivative action that was pending in federal district court in California against certain current and former members of our board of directors and former members of senior management was dismissed with prejudice pursuant to a stipulation of the parties, thereby concluding this matter. Plaintiffs purported to pursue the matter on behalf of Tenet and for our benefit. We were also named as a nominal defendant. We previously disclosed that we anticipated that this federal derivative litigation would be dismissed after a California state appellate court affirmed our 2006 settlement of the state shareholder derivative litigation, which released all of the claims asserted in this action.

Brockovich, on behalf of the United States of America v. Tenet Healthcare Corporation, et al.,

Case No. CV 06-4542 DOC (MLGx) (U.S. District Court for the Central District of California)

In November 2006, our motion to dismiss a civil suit filed by plaintiff Erin Brockovich, purportedly on behalf of the United States of America, was granted. Plaintiff alleged that Tenet and several of our subsidiaries inappropriately received reimbursement from Medicare for treatment given to patients whose injuries were caused by the Company and those subsidiaries as a result of medical error or neglect, and sought damages of twice the amount that defendants were allegedly obligated to pay or reimburse Medicare in connection with the treatment in question, plus interest, together with plaintiff’s costs and fees, including attorneys’ fees. After our motion to dismiss was granted, plaintiff filed an appeal of the dismissal to the U.S. Court of Appeals for the Ninth Circuit, but later voluntarily dismissed the appeal in March 2008, thereby concluding this matter.

University of Southern California v. USC University Hospital, Inc., et al., Case No. BC357352 (Los Angeles Superior Court, filed August 22, 2006)

In August 2006, the University of Southern California filed a lawsuit in Los Angeles Superior Court against a Tenet subsidiary seeking to terminate a ground lease and a development and operating agreement between the University and our subsidiary, which built, owns and operates USC University Hospital, an acute care hospital located on land leased from the University in Los Angeles. The University’s complaint alleged that the lease and operating agreement should be terminated as a result of a default by our subsidiary and sought a judicial declaration terminating the agreements in an effort to force our subsidiary to sell the hospital to the University. We strongly dispute the University’s claims and sought to compel arbitration of the matter as we believe is mandated by the development and operating agreement. In December 2006, the trial court denied our motion to compel arbitration, and that decision was upheld by an appellate court in August 2007. The case returned to the trial court in November 2007. The University has filed an amended complaint, which modifies its claims to permit rather than require the University to terminate the lease and operating agreement upon a finding of default. We moved to dismiss and, in the alternative, moved to strike portions of the University’s amended complaint. We also filed a cross-complaint in November 2007, asserting claims against the University for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of the covenant of quiet enjoyment, and declaratory relief. The University moved to dismiss our cross-complaint. At a hearing held on February 8, 2008, the court denied all of the pending motions.

On April 14, 2008, we announced that we had signed a non-binding letter of intent for the University to acquire USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital, our 60-bed facility specializing in cancer treatment on the campus of USC University Hospital, in an effort to resolve the pending claims by both parties without protracted litigation. In the event the sale is not consummated, we intend both to continue to vigorously defend this matter and to pursue our counterclaims against the University.

ITEM 5.	OTHER INFORMATION

On March 10, 2008, we filed a Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) attaching a press release that announced the departure on March 7, 2008 of E. Peter Urbanowicz, general counsel and corporate secretary. At the time of the filing, the terms of any compensatory arrangements for Mr. Urbanowicz, who was one of our named executive officers, as that term is defined by the SEC, had not yet been determined. On April 30, 2008, we entered into a Separation Agreement and General Release (the “Separation Agreement”) with Mr. Urbanowicz. As set forth in the Separation Agreement, Mr. Urbanowicz is entitled to the severance benefits provided to named executive officers and certain other officers by the Tenet Executive Severance Plan (“ESP”). The provisions of the ESP are described in detail in the Proxy Statement for our 2008 Annual Meeting of Shareholders, which was filed with the SEC on March 27, 2008.

The terms of the Separation Agreement also provide for an additional payment to Mr. Urbanowicz in the amount of $533,000 (the “Special Payment”), in exchange for his reasonable ongoing cooperation with respect to legal and business matters as designated by us. Subject to Mr. Urbanowicz’s continued compliance with the Separation Agreement and the ESP, the Special Payment will be paid in five installments on March 6, 2009, June 6, 2009, September 6, 2009, December 6, 2009 and March 6, 2010. Other compensatory arrangements, including with respect to expense reimbursement, vesting and forfeiture of equity compensation, standard retirement benefits under Tenet’s Supplemental Executive Retirement Plan, 401(k) benefits and relocation benefits, are set forth in the Separation Agreement, which is attached as an exhibit to this report.

ITEM 6.	EXHIBITS

(10)	Material Contracts

(a)	Separation Agreement and General Release between the Registrant and E. Peter Urbanowicz, dated April 30, 2008*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(a)	Certification of Trevor Fetter, President and Chief Executive Officer

(b)	Certification of Biggs C. Porter, Chief Financial Officer

(32)	Section 1350 Certifications of Trevor Fetter, President and Chief Executive Officer, and Biggs C. Porter, Chief Financial Officer

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)

Date: May 5, 2008	By:	/s/ BIGGS C. PORTER
Biggs C. Porter
Chief Financial Officer
(Principal Financial Officer)

Date: May 5, 2008	By:	/s/ DANIEL J. CANCELMI
Daniel J. Cancelmi
Vice President and Controller
(Principal Accounting Officer)