Form 10-Q
period 2008-06-30
TENET HEALTHCARE CORP
filed 2008-08-05
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2008

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

As of July 31, 2008, there were 476,804,968 shares of the Registrant’s common stock outstanding, $0.05 par value.

TENET HEALTHCARE CORPORATION

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$352	$572
Investments in marketable debt securities	8	20
Accounts receivable, less allowance for doubtful accounts ($410 at June 30, 2008 and $441 at December 31, 2007)	1,450	1,385
Inventories of supplies, at cost	170	183
Income tax receivable	29	7
Deferred income taxes	118	87
Assets held for sale	385	51
Other current assets	266	255

Total current assets	2,778	2,560
Investments and other assets	271	288
Property and equipment, at cost, less accumulated depreciation and amortization ($2,743 at June 30, 2008 and $2,779 at December 31, 2007)	4,274	4,645
Goodwill	610	607
Other intangible assets, at cost, less accumulated amortization ($199 at June 30, 2008 and $183 at December 31, 2007)	310	293

Total assets	$8,243	$8,393

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2	$1
Accounts payable	643	780
Accrued compensation and benefits	338	393
Professional and general liability reserves	150	161
Accrued interest payable	125	126
Accrued legal settlement costs	167	119
Other current liabilities	548	468

Total current liabilities	1,973	2,048
Long-term debt, net of current portion	4,775	4,771
Professional and general liability reserves	547	555
Accrued legal settlement costs	118	163
Other long-term liabilities and minority interests	654	683
Deferred income taxes	147	119

Total liabilities	8,214	8,339
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 532,572,844 shares issued at June 30, 2008 and 530,689,733 shares issued at December 31, 2007	26	26
Additional paid-in capital	4,431	4,412
Accumulated other comprehensive loss	(26)	(28)
Accumulated deficit	(2,923)	(2,877)
Less common stock in treasury, at cost, 56,089,373 shares at June 30, 2008 and 56,310,604 shares at December 31, 2007	(1,479)	(1,479)

Total shareholders’ equity	29	54

Total liabilities and shareholders’ equity	$8,243	$8,393

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions,

Except Per-Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net operating revenues	$2,184	$2,054	$4,419	$4,155
Operating expenses:
Salaries, wages and benefits	967	913	1,947	1,853
Supplies	392	359	780	726
Provision for doubtful accounts	154	142	302	276
Other operating expenses, net	508	484	1,005	959
Depreciation and amortization	95	85	187	170
Impairment of long-lived assets and goodwill, and restructuring charges	2	8	3	11
Litigation and investigation costs (benefit)	3	(1)	50	(2)

Operating income	63	64	145	162
Interest expense	(102)	(105)	(206)	(210)
Investment earnings	4	15	9	26
Minority interests	—	(1)	(1)	(3)

Loss from continuing operations, before income taxes	(35)	(27)	(53)	(25)
Income tax benefit	16	3	14	94

Income (loss) from continuing operations, before discontinued operations	(19)	(24)	(39)	69
Discontinued operations:
Income (loss) from operations	6	(4)	6	(26)
Impairment of long-lived assets and goodwill, and restructuring charges	(7)	(3)	(17)	(12)
Net gain on sales of facilities	8	2	8	1
Income tax (expense) benefit	(3)	(1)	(4)	13

Income (loss) from discontinued operations	4	(6)	(7)	(24)

Net income (loss)	$(15)	$(30)	$(46)	$45

Earnings (loss) per share
Basic and diluted
Continuing operations	$(0.04)	$(0.05)	$(0.09)	$0.14
Discontinued operations	0.01	(0.01)	(0.01)	(0.05)

	$(0.03)	$(0.06)	$(0.10)	$0.09

Weighted average shares and dilutive securities outstanding (in thousands):
Basic	476,308	473,212	475,687	472,729
Diluted	476,308	473,212	475,687	474,514

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Net income (loss)	$(46)	$45
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	187	170
Provision for doubtful accounts	302	276
Deferred income tax expense	16	1
Stock-based compensation expense	20	21
Impairment of long-lived assets and goodwill, and restructuring charges	3	11
Litigation and investigation costs (benefit)	50	(2)
Pretax loss from discontinued operations	3	37
Other items, net	(3)	(12)
Changes in cash from operating assets and liabilities:
Accounts receivable	(360)	(299)
Inventories and other current assets	15	5
Income taxes	(29)	60
Accounts payable, accrued expenses and other current liabilities	(89)	(200)
Other long-term liabilities	(25)	15
Payments against reserves for restructuring charges and litigation costs and settlements	(56)	(28)
Net cash provided by operating activities from discontinued operations, excluding income taxes	2	31

Net cash provided by (used in) operating activities	(10)	131
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(233)	(217)
Construction of new and replacement hospitals	(56)	(27)
Purchases of property and equipment — discontinued operations	(10)	(18)
Purchase of business	(3)	(36)
Proceeds from sales of facilities and other assets — discontinued operations	83	53
Proceeds from sales of marketable securities, long-term investments and other assets	14	442
Purchases of marketable securities	(8)	(434)
Other items, net	2	(4)

Net cash used in investing activities	(211)	(241)
Cash flows from financing activities:
Repayments of borrowings	(1)	—
Other items, net	2	1

Net cash provided by financing activities	1	1

Net decrease in cash and cash equivalents	(220)	(109)
Cash and cash equivalents at beginning of period	572	784

Cash and cash equivalents at end of period	$352	$675

Supplemental disclosures:
Interest paid, net of capitalized interest	$(195)	$(191)
Income tax (payments) refunds, net	$(3)	$168

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business

Tenet Healthcare Corporation (together with our subsidiaries, referred to as “Tenet,” the “Company,” “we” or “us”) is an investor-owned health care services company whose subsidiaries and affiliates primarily operate general hospitals and related health care facilities, and also hold investments in other companies (including health care companies). At June 30, 2008, our subsidiaries operated 54 general hospitals (including our newly opened hospital, Sierra Providence East Medical Center in El Paso, Texas, and two hospitals not yet divested at that date that are classified as discontinued operations), a cancer hospital (which is also being divested and is classified as discontinued operations) and a critical access hospital, with a combined total of 14,580 licensed beds, serving urban and rural communities in 12 states. We also own interests in two health maintenance organizations (“HMOs”) and operate: various related health care facilities, including a rehabilitation hospital, a long-term acute care hospital, a skilled nursing facility and a number of medical office buildings—all of which are located on, or nearby, one of our general hospital campuses; physician practices; captive insurance companies; and other ancillary health care businesses (including outpatient surgery centers, diagnostic imaging centers, and occupational and rural health care clinics).

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

Certain balances in the accompanying Condensed Consolidated Financial Statements and these notes have been reclassified to give retrospective presentation for the discontinued operations described in Note 3. Unless otherwise indicated, all financial and statistical data included in these notes to the Condensed Consolidated Financial Statements relate to our continuing operations, with dollar amounts expressed in millions (except per-share amounts).

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

Operating results for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year 2008. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly trends in patient accounts receivable collectability and associated provisions for doubtful accounts; the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations or terminations and payer consolidations; changes in Medicare regulations; Medicaid funding levels set by the states in which we operate; levels of malpractice insurance expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; the timing and amounts of stock option and restricted stock unit grants to employees and directors; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: the business environment and demographics of local communities; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local health care competitors; managed care contract negotiations or terminations; any unfavorable publicity about us, which impacts our relationships with physicians and patients; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

Cash and Cash Equivalents

Near the last day of the second quarter of 2008, we received $42 million in cash from the Centers for Medicare and Medicaid Services (“CMS”) related to the operations of our wholly owned Medicare Advantage HMO insurance subsidiary operating in Louisiana. We also own a 50% interest in the company that administers the insurance subsidiary. The $42 million is an advance payment from CMS to provide health services to eligible enrollees in the month following payment. We also received similar advance payments of $34 million at the end of the fourth quarter of 2007 and $40 million at the end of the first quarter of 2008. The total cash on the balance sheet at June 30, 2008 related to the HMO insurance subsidiary was $85 million as compared to $73 million at December 31, 2007. These balances will fluctuate based on operational performance of the subsidiaries, the payment of medical claims outstanding and the timing of monthly payments from CMS. The cash is intended for the operations of the HMO insurance subsidiary, and a portion may be repatriated back to us for general corporate purposes based on the financial performance of that subsidiary.

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

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” as amended by FASB Staff Position No. 48-1 (“FIN 48”), and recorded a cumulative effect adjustment to 2007 beginning retained earnings of $178 million. See Note 11 for additional information.

NOTE 2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	June 30, 2008	December 31, 2007
Continuing operations:
Patient accounts receivable	$1,616	$1,571
Allowance for doubtful accounts	(355)	(374)
Estimated future recoveries from accounts assigned to collection agencies	35	34
Net cost report settlements payable and valuation allowances	(26)	(16)

	1,270	1,215
Discontinued operations:
Patient accounts receivable	235	227
Allowance for doubtful accounts	(55)	(67)
Estimated future recoveries from accounts assigned to collection agencies	2	10
Net cost report settlements (payable) receivable and valuation allowances	(2)	—

	180	170

Accounts receivable, net	$1,450	$1,385

As of June 30, 2008 and December 31, 2007, our estimated collection rates on managed care accounts and self-pay accounts were approximately 98% and 36%, respectively, which included collections from point-of-service through collections by our in-house collection agency or external collection vendors.

Accounts that are pursued for collection through our regional or hospital-based business offices are maintained on our hospitals’ books and reflected in patient accounts receivable with an allowance for doubtful accounts established to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer over an 18-month look-back period, and other relevant factors. Changes in these factors could have an impact on our estimates.

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

We provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. For the three and six months ended June 30, 2008, $146 million and $301 million, respectively, in charity care gross charges were excluded from net operating revenues and provision for doubtful accounts compared to $150 million and $327 million for the three and six months ended June 30, 2007, respectively. Both the cost of providing these benefits and the forgone revenue under our Compact with Uninsured Patients would be substantially less than the gross charge amounts.

NOTE 3. DISCONTINUED OPERATIONS

In the three months ended June 30, 2008, we moved three general hospitals and our cancer hospital into discontinued operations. We sold two of the general hospitals, San Dimas Community Hospital and Garden Grove Hospital and Medical Center, on June 30, 2008. The other two facilities, USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital, were not divested as of June 30, 2008 and remain in discontinued operations.

Of the three hospitals held for sale at December 31, 2007, we completed the sales of North Ridge Medical Center in Fort Lauderdale, Florida and the Encino campus of Encino-Tarzana Regional Medical Center in California during 2008. The Tarzana campus of Encino-Tarzana Regional Medical Center remains in discontinued operations. On July 1, 2008, we announced that we had reached a settlement with the real estate investment trust that owns the Tarzana campus building and property, which will result in our acquisition of the Tarzana campus and simultaneous sale of the facility to a third party. At the close of the transaction, we will incur approximately $9 million in restructuring costs in discontinued operations associated with the lease termination for Tarzana in connection with its sale. The California state legislature is considering several bills relating to acute care hospitals situated on property owned by real estate investment trusts, like our Tarzana hospital, including restrictions in real property transfers or service line changes that would result in a reduction in the level of patient care provided. We cannot predict whether these bills will be enacted or the impact, if any, on the ultimate sale of the Tarzana campus of Encino-Tarzana Regional Medical Center. We have classified the results of operations of the three hospitals held for sale at the end of 2007, as well as the wind-down operations of hospitals previously divested, as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), for all periods presented.

We classified $331 million and $39 million of assets of the hospitals included in discontinued operations as “assets held for sale” in current assets in the accompanying Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007, respectively. These assets primarily consist of property and equipment and were recorded at the lower of the asset’s carrying amount or its fair value less estimated costs to sell. The fair value estimates were derived from appraisals, established market values of comparable assets, or internal estimates of future net cash flows. These fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the future financial results of these hospitals and how they are operated by us until they are divested, changes in health care industry trends and regulations until the hospitals are divested, and whether we ultimately divest the hospital assets to buyers who will continue to operate the assets as general hospitals or utilize the assets for other purposes. In certain cases, these fair value estimates assume the highest and best use of the assets in the future to a market place participant is other than as a hospital. In these cases, the estimates are based on the fair value of the real property and equipment if utilized other than as a hospital. These fair value estimates do not include the costs of closing these hospitals or other future operating costs, which could be substantial. Accordingly, the ultimate net cash realized from the sale of the hospital assets could be significantly less than the fair value estimates. Because we do not intend to sell the accounts receivable of these hospitals, the receivables, less the related allowance for doubtful accounts, estimated future recoveries from accounts assigned to collection agencies, and net cost report settlements (payable) receivable and valuation allowances, are included in our consolidated net accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

Net operating revenues and income (loss) before income taxes reported in discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net operating revenues	$194	$269	$405	$543
Income (loss) before income taxes	7	(5)	(3)	(37)

We recorded $17 million of net impairment and restructuring charges in discontinued operations during the six months ended June 30, 2008, consisting of $15 million for the write-down of long-lived assets to their estimated fair values, less estimated costs to sell, and $2 million in severance costs.

We recorded $12 million of net impairment and restructuring charges in discontinued operations during the six months ended June 30, 2007, consisting of $6 million for the write-down of long-lived assets to their estimated fair values, less estimated costs to sell, and $10 million of employee severance, retention and exit costs, offset by a $4 million credit to reduce an estimated asset retirement obligation related to asbestos.

Results from discontinued operations for the three months ended June 30, 2008 include proceeds of $9 million received from an escrow account related to our previously divested hospital in Spain, which are classified as net gain on sales of facilities, and an associated capital gains tax of $2 million.

As we move forward with our previously announced divestiture plans, or should we dispose of additional hospitals in the future, we may incur additional asset impairment and restructuring charges in future periods.

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES

During the six months ended June 30, 2008, we recorded net impairment and restructuring charges of $3 million, consisting of a $1 million net impairment charge for the write-down of long-lived assets to their estimated fair values in accordance with SFAS 144, primarily due to the adverse current and anticipated future financial results at one of our hospitals, as well as $6 million of employee severance and other related costs and $1 million for the acceleration of stock-based compensation expense, offset by a $5 million reduction in reserves recorded in prior periods. The employee severance costs and accelerated stock-based compensation expense include approximately $3 million of estimated costs related to the departure of our former general counsel. During the six months ended June 30, 2007, we recorded net impairment and restructuring charges of $11 million, consisting of $10 million of employee severance and other related costs, and $1 million for the acceleration of stock-based compensation expense. As we move forward with our restructuring plans, or should we restructure our hospitals in the future, or if the operating results of our hospitals do not meet expectations, or if we expect negative trends to impact our future outlook, additional impairments of long-lived assets and goodwill may occur, and we will incur additional restructuring charges.

The tables below are reconciliations of beginning and ending liability balances in connection with restructuring charges recorded during the six months ended June 30, 2008 and 2007 in continuing and discontinued operations:

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Other	Balances at End of Period
Six Months Ended June 30, 2008
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$24	$2	$(7)	$1	$20
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	20	2	(8)	—	14

	$44	$4	$(15)	$1	$34

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Other	Balances at End of Period
Six Months Ended June 30, 2007
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$23	$11	$(8)	$(3)	$23
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	16	10	(10)	—	16

	$39	$21	$(18)	$(3)	$39

The above liability balances at June 30, 2008 are included in other current liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Cash payments to be applied against these accruals at June 30, 2008 are expected to be approximately $13 million in 2008 and $21 million thereafter. The column labeled “Other” above represents non-cash charges that are recorded in other accounts, such as the acceleration of stock-based compensation expense related to severance agreements.

NOTE 5. LONG-TERM DEBT, LEASE OBLIGATIONS AND GUARANTEES

The table below shows our long-term debt as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Senior notes:
6 3/8%, due 2011	$1,000	$1,000
6 1/2%, due 2012	600	600
7 3/8%, due 2013	1,000	1,000
9 7/8%, due 2014	1,000	1,000
9 1/4%, due 2015	800	800
6 7/8%, due 2031	450	450
Capital leases and mortgage notes	12	11
Unamortized note discounts	(85)	(89)

Total long-term debt	4,777	4,772
Less current portion	2	1

Long-term debt, net of current portion	$4,775	$4,771

Credit Agreement

We have a five-year, $800 million senior secured revolving credit facility that is collateralized by patient accounts receivable at our acute care and specialty hospitals, and bears interest at our option based on the London Interbank Offered Rate (“LIBOR”) plus 175 basis points or Citigroup’s base rate, as defined in the credit agreement, plus 75 basis points. At June 30, 2008, there were no cash borrowings outstanding under the revolving credit facility, and we had approximately $227 million of letters of credit outstanding. Based on our eligible receivables, the borrowing capacity under the revolving credit facility was $573 million at June 30, 2008.

On June 30, 2008, we entered into an amendment to the credit agreement that allows us to: (1) grant liens on one or more hospital facilities having an appraised value not in excess of $75 million to collateralize obligations of certain employee retirement trusts presently collateralized by certain medical office buildings we own; and (2) grant liens on inventory having a book value not in excess of $30 million. The amendment is also intended to provide us with additional flexibility over the remaining term of the credit agreement to pursue, at our option, various alternatives to refinance our existing unsecured senior debt, if market conditions and other considerations warrant. The alternatives include the issuance of secured debt, preferred stock and convertible debt, as well as other unsecured debt. Secured refinancing debt is limited under the amendment to the greater of $1 billion or two times the secured leverage ratio (secured debt to EBITDA) set forth in the amendment.

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

The indentures governing our senior notes contain covenants and conditions that have, among other requirements, limitations on (1) liens on principal properties and (2) sale and lease-back transactions with respect to principal properties. A principal property is defined in the indentures as a hospital that has an asset value on our books in excess of 5% of our consolidated net tangible assets, as defined. The above limitations do not apply, however, to (1) debt that is secured by assets other than principal properties or (2) debt that is secured by principal properties if the aggregate of such secured debt does not exceed 15% of our consolidated net tangible assets, as further described in the indentures. The indentures also prohibit the consolidation, merger or sale of all or substantially all assets unless no event of default would result after giving effect to such transaction.

Physician Relocation Agreements and Other Minimum Income Guarantees

Consistent with our policy on physician relocation and recruitment, we provide income guarantee agreements to certain physicians who agree to relocate to our communities to fill a need in a hospital’s service area and commit to remain in practice there for a specified period of time. Under such agreements, we are required to make payments to the physicians in excess of the amounts they earn in their practices up to the amount of the income guarantee. The income guarantee periods are typically 12 months. Such payments are recoverable from the physicians if they do not fulfill their commitment period to the community, which is typically three years subsequent to the guarantee period. We also provide minimum revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals with terms generally ranging from one to three years.

At June 30, 2008, the maximum potential amount of future payments under our income and minimum revenue collection guarantees was $85 million. In accordance with FASB Staff Position FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FIN 45-3”), we had a liability of $70 million recorded for the fair value of these guarantees included in other current liabilities at June 30, 2008.

At June 30, 2008, we also guaranteed minimum rent revenue to certain landlords who built medical office buildings on or near our hospital campuses. The maximum potential amount of future payments under these guarantees was $11 million. In accordance with FIN 45-3, we had a liability of $5 million recorded for the fair value of these guarantees, of which $3 million was included in other current liabilities and $2 million was included in other long-term liabilities at June 30, 2008.

NOTE 6. EMPLOYEE BENEFIT PLANS

At June 30, 2008, there were approximately 34.8 million shares of common stock available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options generally have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant.

Our income from continuing operations for the six months ended June 30, 2008 and 2007 includes $21 million and $22 million, respectively, of pretax compensation costs related to our stock-based compensation arrangements ($13 million and $14 million, respectively, after-tax, excluding the impact of the deferred tax asset valuation allowance).

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2008:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
Outstanding as of December 31, 2007	35,961,686	$20.28
Granted	3,072,000	4.94
Exercised	—	—
Forfeited/Expired	(3,457,156)	20.56

Outstanding as of June 30, 2008	35,576,530	$18.93	$2	4.3 years

Vested and expected to vest at June 30, 2008	35,340,411	$19.02	$2	3.9 years

Exercisable as of June 30, 2008	30,794,491	$20.98	$—	3.6 years

There were no options exercised during the six months ended June 30, 2008, and 5,100 options with a minimal aggregate intrinsic value were exercised during the six months ended June 30, 2007.

As of June 30, 2008, there were $10 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of two years.

The weighted average estimated fair values of options we granted in the six months ended June 30, 2008 and 2007 were $2.43 per share and $2.77 per share, respectively, as calculated based on each grant date, using a binomial lattice model with the following assumptions:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Expected volatility	47%	40%
Expected dividend yield	0%	0%
Expected life	5.75 years	5.75 years
Expected forfeiture rate	7%	3%
Risk-free interest rate	4.05%	4.49%
Early exercise threshold	100% gain	50% gain
Early exercise rate	20% per year	50% per year

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

The following table summarizes information about our outstanding stock options at June 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $10.639	10,817,488	7.9 years	$7.81	6,051,340	$9.44
$10.64 to $13.959	5,672,297	3.6 years	11.83	5,656,406	11.82
$13.96 to $17.589	5,868,007	3.2 years	17.23	5,868,007	17.23
$17.59 to $28.759	5,125,900	1.8 years	25.57	5,125,900	25.57
$28.76 and over	8,092,838	2.6 years	35.80	8,092,838	35.80

	35,576,530	4.3 years	$18.93	30,794,491	$20.98

Restricted Stock Units

The following table summarizes restricted stock unit activity during the six months ended June 30, 2008:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2007	8,663,814	$7.47
Granted	3,877,628	$4.98
Vested	(2,642,554)	$7.73
Forfeited	(184,381)	$7.21

Unvested as of June 30, 2008	9,714,507	$6.37

The restricted stock units granted in the six months ended June 30, 2008 vest ratably over three years except for 205,263 units granted to our directors, which vest at the end of three years or upon termination of service to the board, whichever comes first. The fair value of these restricted stock units was based on our share price on the grant date.

As of June 30, 2008, there were $32 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.5 years.

NOTE 7. SHAREHOLDERS’ EQUITY

The following table shows the changes in consolidated shareholders’ equity during the six months ended June 30, 2008 (dollars in millions, shares in thousands):

	Shares Outstanding	Issued Par Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balances at December 31, 2007	474,379	$26	$4,412	$(28)	$(2,877)	$(1,479)	$54
Net loss	—	—	—	—	(46)	—	(46)
Other comprehensive income	—	—	—	2	—	—	2
Stock-based compensation expense and issuance of common stock	2,104	—	19	—	—	—	19

Balances at June 30, 2008	476,483	$26	$4,431	$(26)	$(2,923)	$(1,479)	$29

NOTE 8. OTHER COMPREHENSIVE INCOME (LOSS)

The table below shows each component of other comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(15)	$(30)	$(46)	$45
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	2	(1)	1	(1)
Reclassification adjustments for realized losses included in net income (loss)	—	—	1	1
Foreign currency translation adjustment	—	—	—	(2)

Other comprehensive income (loss) before income taxes	2	(1)	2	(2)
Income tax (expense) benefit related to items of other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss)	2	(1)	2	(2)

Comprehensive income (loss)	$(13)	$(31)	$(44)	$43

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

Professional and General Liability Insurance

At June 30, 2008 and December 31, 2007, the aggregate current and long-term professional and general liability reserves on our Condensed Consolidated Balance Sheets were approximately $697 million and $716 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and self-insured retention reserves recorded based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity composite rate of 3.91% and 4.50% at June 30, 2008 and December 31, 2007, respectively.

As of January 1, 2008, our hospitals generally have a self-insurance retention of $5 million per occurrence for all claims reported since June 1, 2002. Our captive insurance company, The Healthcare Insurance Corporation (“THINC”), has a self-insured retention of $10 million per occurrence above our hospitals’ $5 million self-insurance retention level. Claims in excess of these aggregate self-insurance retentions of $15 million per occurrence are substantially reinsured up to $25 million, except, beginning June 1, 2008, THINC is retaining 30% of the next $10 million for each claim that exceeds $15 million or a maximum of $3 million. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies from major independent insurance companies, on a claims-made basis, subject to aggregate limits.

If the aggregate limit of any of our excess professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the excess limits available to pay any other material claims applicable to that policy period.

Included in other operating expenses in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $39 million and $45 million for the three months ended June 30, 2008 and 2007, respectively, and $80 million and $91 million for the six months ended June 30, 2008 and 2007, respectively.

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

In June 2006, four purported Tenet shareholders who opted out of the settlement of the federal securities class action lawsuit entitled In Re Tenet Healthcare Corporation Securities Litigation filed a civil complaint in federal court in California against the Company, certain former executive officers of the Company and KPMG LLP (“KPMG”), the Company’s former independent registered public accounting firm. Plaintiffs allege that the Company, KPMG and the former executives are liable for securities fraud under Section 10(b) of and Rule 10b-5 under the Securities Exchange Act of 1934, and that each of the former executive defendants are liable for control person liability pursuant to Section 20(a) of the Exchange Act. Plaintiffs seek an undisclosed amount of compensatory damages and reasonable attorneys’ fees and expenses. We have recorded an accrual of $2 million as an estimated liability for the costs and expenses associated with handling this and other related matters.

2.	Wage and Hour Actions—We have been defending three coordinated lawsuits in Los Angeles Superior Court alleging that our hospitals violated certain provisions of California’s labor laws and applicable wage and hour regulations. In February 2008, one of these cases was certified as a class action over our objections and, on June 3, 2008, motions for class certification in the other two cases, which we opposed, were granted in part and denied in part. A hearing on our motion for reconsideration of the court’s most recent class certification ruling was held on July 16, 2008, and we are awaiting the court’s decision on that motion. Plaintiffs in all three cases are seeking back pay, statutory penalties, interest and attorneys’ fees. Another wage and hour matter pending in federal court in Southern California specifically involves allegations regarding unpaid overtime. This case was certified as a class action in February 2008. Plaintiff is seeking back pay, statutory penalties, interest and attorneys’ fees. We have recorded an accrual of $77 million as an estimated liability for the wage and hour actions and other unrelated employment matters (we recorded $46 million in the three months ended March 31, 2008, $10 million in the three months ended December 31, 2007 and $24 million in prior years, offset by a $3 million reduction in the estimated liability in the three months ended March 31, 2007).

3.	Tax Disputes—See Note 11 for information concerning disputes with the Internal Revenue Service (“IRS”) regarding our federal tax returns. Our hospitals are also routinely subject to sales and use tax audits and personal property tax audits by the state and local government jurisdictions in which they do business. The results of the audits are frequently disputed, and such disputes are ordinarily resolved by administrative appeals or litigation.

4.	Civil Lawsuits on Appeal—In April 2007, we filed a motion for summary judgment seeking dismissal of a qui tam action in Texas that alleged violations of the federal False Claims Act by our hospitals in El Paso arising out of the alleged manipulation of the hospitals’ charges in order to increase outlier payments. The government also filed a summary judgment motion in April 2007. In July 2007, the court found that the relators had no direct and independent knowledge of the information on which their allegations were based and granted both motions, thereby dismissing this case. The relators subsequently filed an appeal to the U.S. Court of Appeals for the Fifth Circuit, which on July 22, 2008 affirmed the trial court’s decision to dismiss this case.

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

On July 1, 2008, we announced that we had reached a settlement with HCP, Inc., a real estate investment trust that owns seven hospitals leased by our subsidiaries, to resolve pending litigation and arbitration proceedings relating to the lease agreements for those hospitals. As part of the settlement, we will: (1) facilitate the sale of one of the hospitals to a third-party operator; (2) continue or extend the operating leases at four of the hospitals; and (3) provide notice of non-renewal at two of the hospitals. We expect that the litigation and arbitration proceedings, which were the subject of a standstill agreement among the parties while settlement discussions were ongoing, will be dismissed in the third quarter of 2008.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the six months ended June 30, 2008 and 2007:

	Balances at Beginning of Period	Litigation and Investigation Costs (Benefit)	Cash Payments	Balances at End of Period
Six Months Ended June 30, 2008
Continuing operations	$282	$50	$(47)	$285
Discontinued operations	—	—	—	—

	$282	$50	$(47)	$285

Six Months Ended June 30, 2007
Continuing operations	$321	$(2)	$(20)	$299
Discontinued operations	1	—	—	1

	$322	$(2)	$(20)	$300

For the six months ended June 30, 2008 and 2007, we recorded net costs (benefit) of $50 million and $(2) million, respectively, in connection with significant legal proceedings and investigations. The 2008 costs primarily relate to a change in our estimated liability for the wage and hour actions and other unrelated employment matters. The 2008 payments relate to our 2006 civil settlement with the federal government.

NOTE 11. INCOME TAXES

In June 2006, the FASB issued FIN 48, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns, which we adopted January 1, 2007. During the six months ended June 30, 2008, we reduced our estimated liabilities for uncertain tax positions by approximately $12 million related to our continuing operations, which amount included $3 million of accrued interest and penalties, principally as a result of the completion of state tax audits. The total amount of unrecognized tax benefits as of June 30, 2008 was $114 million ($49 million related to continuing operations and $65 million related to discontinued operations), which, if recognized, would affect our effective tax rate and income tax expense/benefit from continuing and discontinued operations primarily due to our valuation allowance for deferred tax assets.

The cumulative effect of adopting FIN 48 was a $178 million decrease to retained earnings as of January 1, 2007, $142 million of which was related to an increase in the valuation allowance for deferred tax assets. The total amount of unrecognized tax benefits as of the date of adoption was $199 million ($124 million related to continuing operations and $75 million related to discontinued operations), all of which, if recognized, would affect our effective tax rate and income tax expense/benefit from continuing and discontinued operations. Total accrued interest and penalties on unrecognized tax benefits as of the date of adoption were $92 million. As a result of actions we took during the three months ended March 31, 2007, we reduced our estimated liabilities for uncertain tax positions as of January 1, 2007 (the effective date of FIN 48) by approximately $107 million, which amount included $36 million of accrued interest. This resulted in an income tax benefit of $107 million being recognized as a credit to income tax expense in the Condensed Consolidated Statements of Operations during the three months ended March 31, 2007 ($91 million of which was recognized in continuing operations and $16 million in discontinued operations). Under FIN 48 and SFAS No. 109, “Accounting for Income Taxes,” the actions to reduce our liability for uncertain tax positions could not be taken into consideration in our estimate of the liability and our assessment of the recoverability of deferred tax assets as of January 1, 2007. Accordingly, although the initial impact of establishing the $107 million estimated liability was charged directly to shareholders’ equity effective January 1, 2007 and was included in the $178 million cumulative effect adjustment discussed above, the reduction of the liability was recorded as a tax benefit in the Condensed Consolidated Statement of Operations in accordance with FIN 48 because we took the actions to reduce the estimated exposure related to the uncertain tax positions subsequent to January 1, 2007.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense in our Condensed Consolidated Statements of Operations. In addition to the adjustments described above, $5 million of interest and penalties related to accrued liabilities for uncertain tax positions ($2 million related to continuing operations and $3 million related to discontinued operations) are included in our Condensed Consolidated Statement of Operations in the six months ended June 30, 2008. Total accrued interest and penalties on unrecognized tax benefits as of June 30, 2008 was $72 million ($40 million related to continuing operations and $32 million related to discontinued operations).

Income tax expense in the six months ended June 30, 2008 included the following: (1) an income tax benefit of $12 million in continuing operations to reduce our estimated liabilities for uncertain tax positions, compared to $90 million in the six months ended June 30, 2007; (2) income tax expense of $14 million in continuing operations to increase the valuation allowance for our deferred tax assets and for other tax adjustments, compared to no adjustments in the six months ended June 30, 2007; (3) no adjustments in the six months ended June 30, 2008 in discontinued operations to adjust our estimated liabilities for uncertain tax positions, compared to $16 million of income tax benefit in the six months ended June 30, 2007; and (4) income tax expense of $3 million in discontinued operations to increase the valuation allowance and for other tax adjustments, compared to $15 million in the six months ended June 30, 2007.

At June 30, 2008, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss carryforwards of approximately $2.0 billion expiring in 2024 to 2027, (2) approximately $27 million in alternative minimum tax credits with no expiration, and (3) general business credit carryforwards of approximately $12 million expiring in 2023 to 2027.

In connection with an audit of our tax returns for the fiscal years ended May 31, 1998 through the transition period ended December 31, 2002, the IRS issued a statutory notice of tax deficiency asserting an aggregate tax deficiency of $204 million plus interest. This amount does not include an advance tax payment of $85 million we made in December 2006, an overpayment by us of $20 million for one of the years in the audit period, and the impact of our net operating losses from 2004, which would reduce the tax deficiency by $31 million. The principal issues that remain in dispute include the deductibility of a portion of certain civil settlements we paid to the federal government and depreciation expense with respect to certain capital expenditures. We believe our original deductions were appropriate, and we intend to contest the tax deficiency notice through formal litigation in Tax Court. We believe we have adequately provided for all probable tax matters presented in the tax deficiency notice, including interest. We presently cannot determine the ultimate resolution of the disputed issues.

The IRS is currently auditing our tax returns for calendar years 2003 through 2005. In connection with that audit, we anticipate paying approximately $26 million of tax and interest in the next 12 months for the seven-month transition period ended December 31, 2002 and for calendar year 2003 to adjust the impact of loss carrybacks from 2004.

NOTE 12. EARNINGS PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings (loss) per common share calculations for income (loss) from continuing operations for the three and six months ended June 30, 2008 and 2007. Income (loss) is expressed in millions and weighted average shares are expressed in thousands.

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended June 30, 2008
Loss to common shareholders for basic earnings per share	$(19)	476,308	$(0.04)
Effect of dilutive stock options and restricted stock units	—	—	—

Loss to common shareholders for diluted earnings per share	$(19)	476,308	$(0.04)

Three Months Ended June 30, 2007
Loss to common shareholders for basic earnings per share	$(24)	473,212	$(0.05)
Effect of dilutive stock options and restricted stock units	—	—	—

Loss to common shareholders for diluted earnings per share	$(24)	473,212	$(0.05)

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Six Months Ended June 30, 2008
Loss to common shareholders for basic earnings per share	$(39)	475,687	$(0.09)
Effect of dilutive stock options and restricted stock units	—	—	—

Loss to common shareholders for diluted earnings per share	$(39)	475,687	$(0.09)

Six Months Ended June 30, 2007
Income available to common shareholders for basic earnings per share	$69	472,729	$0.14
Effect of dilutive stock options and restricted stock units	—	1,785	—

Income available to common shareholders for diluted earnings per share	$69	474,514	$0.14

All potentially dilutive securities were excluded from the calculation of diluted earnings (loss) per share for the three and six months ended June 30, 2008 and the three months ended June 30, 2007 because we did not report income from continuing operations in those periods. In circumstances where we do not have income from continuing operations, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations has the effect of making the diluted loss per share less than the basic loss per share. Had we generated income from continuing operations in those periods, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase of 2,942 and 1,911 shares for the three and six months ended June 30, 2008 and 1,380 shares for the three months ended June 30, 2007. Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, would not have been included in the computation of diluted shares if we had income from continuing operations for the three months and six months ended June 30, 2008 were 32,504 shares for both periods and for the three months ended June 30, 2007 were 37,569 shares. Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, were not included in the computation of diluted shares for the six months ended June 30, 2007 were 37,569 shares.

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

Even though the adoption of SFAS 157 did not materially impact our financial condition, results of operations or cash flows, we are now required to provide additional disclosures under SFAS 157 as part of our financial statements. The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments Included In:
Marketable debt securities	$8	$8	$—	$—
Investments and other assets	82	56	25	1

	$90	$64	$25	$1

The change in the fair value of our auction rate securities valued using significant unobservable inputs is shown below:

Fair value recorded at December 31, 2007	$2
Adjustment to record reduction in estimated fair value of auction rate securities	(1)

Fair value recorded at June 30, 2008	$1

At June 30, 2008, one of our captive insurance subsidiaries held $2 million (principal value) of auction rate securities whose auctions have failed due to sell orders exceeding buy orders. As a result of the downgraded ratings on certain of these auction rate securities, which we attribute to liquidity issues rather than credit issues, we have recorded a cumulative unrealized loss of $1 million in accumulated other comprehensive loss. The estimated fair value of these securities was approximately $1 million as of June 30, 2008. The auction rate security instruments held by us are in privately placed preferred stocks, certain of which are rated as investment grade. The fair values were determined using a combination, where applicable, of trading levels of the related operating and holding company’s credit default swaps, other subordinated and senior securities of the issuers, expected discounted cash flows using LIBOR plus 150 to 200 basis points and a discount from par based on issuers’ credit ratings. Due to our belief that the market for these instruments may take in excess of 12 months to fully recover, we have classified these investments as noncurrent and included them in investments and other assets on the Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007. Any future fluctuation in fair value related to these instruments that we deem to be temporary, including any recoveries of previous write-downs, will be recorded in accumulated other comprehensive income (loss). If we determine that an other-than-temporary impairment of these securities has occurred, we will record a charge in our consolidated statement of operations, as appropriate.

NOTE 14. ACQUISITION

During the three months ended June 30, 2008, we acquired a surgery center affiliated with our John F. Kennedy Memorial Hospital in California and recorded our preliminary purchase price allocation based on our initial assessment of the fair values of the assets and liabilities as shown below:

June 30, 2008
Current assets	$—
Property, plant and equipment	1
Goodwill	3
Current liabilities assumed	(1)

Net cash paid	$3

The goodwill generated from this transaction can be attributed to the significant benefits we expect to obtain by streamlining operating efficiency and partnering this facility with our nearby John F. Kennedy Memorial Hospital to expand and enhance services to this area of California, which we have served for many years.

NOTE 15. INVESTMENTS AND OTHER ASSETS

In June 2008, we announced the pending sale of our entire interest in Broadlane, Inc. as part of a definitive agreement for a third party to acquire a majority interest in Broadlane. As a result, we reclassified our equity investment in Broadlane of $32 million to “assets held for sale” in June 2008. The transaction is expected to close in the third quarter of 2008. In accordance with SFAS 144, the equity earnings in Broadlane will remain in continuing operations. We also reclassified an equity investment of $12 million in our partnership with HCP, Inc. to “assets held for sale” during the three months ended June 30, 2008. The pending sale of the investment, which is also expected to close in the third quarter of 2008, is part of a settlement agreement we entered into with HCP to resolve pending lease disputes. We expect that both transactions will result in gains, which will be reported in continuing operations in accordance with SFAS 144.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Unless otherwise indicated, all financial and statistical information included herein relates to our continuing operations, with dollar amounts expressed in millions (except per-share amounts). This information should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2007 (“Annual Report”). It includes the following sections:

•	Executive Overview

•	Forward-Looking Statements

•	Sources of Revenue

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Estimates

EXECUTIVE OVERVIEW

We continue to focus on the execution of our operating strategies. While we have seen certain areas of improvement, we are still facing several industry and company-specific challenges that continue to negatively affect our progress. We are dedicated to improving our patients’, shareholders’ and other stakeholders’ confidence in us. We believe we will accomplish that by providing quality care and generating positive volume growth and earnings at our hospitals.

KEY DEVELOPMENTS

Recent key developments include the following:

•

Settlement of Lease Disputes—In July 2008, we announced we had reached a settlement with HCP, Inc., a real estate investment trust that owns seven hospitals leased by our subsidiaries, to resolve pending litigation and arbitration proceedings relating to the lease agreements for those hospitals. As part of the settlement, we will acquire the Tarzana campus of Encino-Tarzana Regional Medical Center from HCP and simultaneously sell it to a third party. The sales are expected to be finalized in the third quarter of 2008, at which point we will also continue or extend our HCP leases for Frye Regional Medical Center, North Fulton Regional Hospital, NorthShore Regional Medical Center and Palm Beach Gardens Medical Center, and provide notice of non-renewal of the leases for Community Hospital of Los Gatos and Irvine Regional Hospital and Medical Center, both of which will expire in the first half of 2009.

•

Amendment of Credit Agreement—In June 2008, we entered into an amendment to our credit agreement that allows us to grant liens on certain hospital facilities and inventory up to certain dollar limits set forth in the amendment. The amendment is also intended to provide us with additional flexibility over the remaining term of the credit agreement to pursue, at our option, various alternatives to refinance our existing unsecured senior debt, if market conditions and other considerations warrant. The alternatives include the issuance of secured debt, preferred stock and convertible debt, as well as other unsecured debt.

•

New Managed Care Agreements—In June 2008, we entered into a multi-year agreement with MultiPlan, Inc., which includes participation in both the MultiPlan and PHCS (formerly Private Healthcare Systems) networks. The agreement includes all of our hospitals, outpatient facilities and ambulatory care centers effective July 1, 2008. In July 2008, we entered into a three-year agreement with Blue Cross and Blue Shield of Florida, which includes all of that payer’s commercial and Medicare products and covers our 10 acute care hospitals and one rehabilitation hospital in Florida. Also in July 2008, we announced we had reached a new contract with WellPoint, Inc.’s affiliated health plans in California, Missouri and Georgia, as well as its affiliated UniCare health plan in Texas. The agreement expands our existing pay-for-performance provisions and adds seven more of our hospitals to WellPoint’s affiliated health plans’ networks.

•

Sale of Interest in Broadlane—In June 2008, we announced the pending sale of our entire interest in Broadlane, Inc., an affiliated entity that offers group-purchasing procurement strategy, outsourcing and e-commerce services to the health care industry. Proceeds from the sale are estimated to be approximately $155 million in cash. Ten percent of the proceeds will be held in escrow for certain potential indemnification claims and distributed to us over approximately six years. The transaction is expected to close in the third quarter of 2008.

•

Sale of Three Hospitals—In June 2008, we sold the Encino campus of Encino-Tarzana Regional Medical Center, which had been slated for divestiture since January 2004. Also in June, we completed the previously announced sale of two other acute care hospitals in California – Garden Grove Hospital and Medical Center and San Dimas Community Hospital – for pretax proceeds of approximately $41 million, which will be used for general corporate purposes.

•	Opening of New Hospital—In May 2008, we opened our newly constructed Sierra Providence East Medical Center, a 110-bed acute care facility located in El Paso, Texas.

SIGNIFICANT CHALLENGES

As stated above, there are still significant challenges, both company-specific and industry-wide, that are impacting our operating performance. Below is a summary of these items.

Company-Specific Volume Challenge

Although we have seen some improvements in recent quarters, we have experienced declines in patient volumes over the last several years. We believe the reasons for these declines include, but are not limited to, decreases in the demand for invasive cardiac procedures, increased competition, managed care contract negotiations or terminations, population trends in Florida, and the impact of our litigation and government investigations. In addition, we believe the challenges we have faced in physician recruitment, retention and attrition have also been significant contributors to our volume declines. Our operations depend on the efforts, abilities and experience of the physicians on the medical staffs of our hospitals, most of whom have no long-term contractual relationship with us. It is essential to our ongoing business that we attract and retain an appropriate number of quality physicians in all specialties on our medical staffs. Although we had a net overall gain in physicians added to our medical staffs during 2007 and the first half of 2008, in some of our markets, physician recruitment and retention are still affected by a shortage of physicians in certain sought-after specialties and the difficulties that physicians experience in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance. Other issues facing physicians, such as proposed decreases in Medicare payments, are forcing them to consider alternatives including relocating their practices or retiring sooner than expected. In some of our markets, we have not been able to attract physicians to our medical staffs at a rate to offset the physicians relocating or retiring.

We continue to take steps to increase patient volumes; however, due to the concentration of our hospitals in California, Florida and Texas, we may not be able to mitigate some factors that contribute to volume declines. One of our initiatives is our Physician Relationship Program, which is centered around understanding the needs of physicians who admit patients both to our hospitals and to our competitors’ hospitals and responding to those needs with changes and improvements in our hospitals and operations. We have targeted capital spending in order to address specific needs or growth opportunities of our hospitals, which is expected to have a positive impact on their volumes. We have also sought to include all of our hospitals in the affected geographic area or nationally when negotiating new managed care contracts, which should result in additional volumes at facilities that were not previously a part of such managed care networks. In addition, we have been completing clinical service line market demand analyses and profitability assessments to determine which services are highly valued that can be emphasized and marketed to improve results. This Targeted Growth Initiative has resulted in some reductions in unprofitable service lines in several locations, which have had a slightly negative impact on our volumes. However, the elimination of these unprofitable service lines will allow us to focus more resources on services that are more profitable.

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

RESULTS OF OPERATIONS—OVERVIEW

Our results of operations have been and continue to be influenced by company-specific challenges and industry trends, including fluctuating volumes, decreased demand for inpatient cardiac procedures and high levels of bad debt, that have negatively affected our revenue growth and operating expenses. We believe our future profitability will be achieved through volume growth, appropriate reimbursement levels and cost control across our portfolio of hospitals. In order to disclose trends using data comparable to the prior year, operating statistics throughout Management’s Discussion and Analysis are presented on a same-hospital basis, where noted, and exclude the results of Coastal Carolina Medical Center and our newly opened Sierra Providence East Medical Center, for which we do not have a full calendar year of operating results. Below are some of these statistics and financial highlights for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

•

Same-hospital net inpatient revenue per patient day and per admission increased by 3.1% and 2.4%, respectively, primarily due to the effect of higher negotiated levels of reimbursement under our managed care contracts. Same-hospital patient days and admissions also increased by 1.3% and 1.9%, respectively.

•

Same-hospital net outpatient revenue per visit increased 9.3%, while same-hospital outpatient visits declined 0.3%. The increase in revenue per visit is primarily due to the effect of higher negotiated levels of reimbursement under our managed care contracts. The decline in outpatient visits is primarily due to the increased competition we are experiencing from physician-owned entities providing outpatient services.

•	Loss per share from continuing operations was $(0.04) in the current period compared to $(0.05) in the prior-year period.

The table below shows the pretax and after-tax impact on continuing operations for the three and six months ended June 30, 2008 and 2007 of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Expense) Income
Impairment of long-lived assets and goodwill, and restructuring charges	$(2)	$(8)	$(3)	$(11)
Litigation and investigation (costs) benefit	(3)	1	(50)	2

Pretax impact	$(5)	$(7)	$(53)	$(9)
Deferred tax asset valuation allowance and other tax adjustments	$(1)	$(4)	$(2)	$90
Total after-tax impact	$(4)	$(7)	$(36)	$85
Diluted per-share impact of above items	$(0.01)	$(0.01)	$(0.08)	$0.18
Diluted earnings (loss) per share, including above items	$(0.04)	$(0.05)	$(0.09)	$0.14

LIQUIDITY AND CAPITAL RESOURCES—OVERVIEW

Net cash used in operating activities was $10 million in the six months ended June 30, 2008 compared to $131 million in net cash provided by operating activities in the six months ended June 30, 2007. Key negative and positive factors contributing to the change in cash used in operating activities between the 2008 and 2007 periods include the following:

•	Net income tax refunds of $168 million received in the first half of 2007 compared to payments of $3 million in the first half of 2008;

•

Payments of $48 million ($44 million in principal and $4 million in interest) in the first half of 2008 related to our 2006 civil settlement with the federal government, with such payments not being required in the first half of 2007;

•	Lower cash provided by operating activities from discontinued operations of $29 million;

•

Additional aggregate annual 401(k) matching contributions and annual incentive compensation payments of $20 million ($116 million in the three months ended March 31, 2008 compared to $96 million in the same period of 2007); and

•	Additional cash flows of $82 million as a result of enhanced accounts payable management.

Capital expenditures were $299 million and $262 million during the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008, we received proceeds of $83 million from the sales of facilities and other assets related to discontinued operations, primarily from the sales of North Ridge Medical Center, the Encino campus of Encino-Tarzana Regional Medical Center, Garden Grove Hospital and Medical Center, and San Dimas Community Hospital. Proceeds from the sales of facilities and other assets related to discontinued operations during the six months ended June 30, 2007 aggregated $53 million.

Our $800 million senior secured revolving credit facility is collateralized by patient accounts receivable at our acute care and specialty hospitals, and bears interest at our option based on the London Interbank Offered Rate (“LIBOR”) plus 175 basis points or Citigroup’s base rate, as defined in the credit agreement, plus 75 basis points. At June 30, 2008, there were no cash borrowings outstanding under the revolving credit facility, and we had approximately $227 million of letters of credit outstanding. In addition, we had approximately $352 million of cash and cash equivalents on hand and borrowing capacity of $573 million under our revolving credit facility as of June 30, 2008.

We are currently in compliance with all covenants and conditions in our revolving credit agreement and the indentures governing our senior notes. (See Note 5 to the Condensed Consolidated Financial Statements.)

FORWARD-LOOKING STATEMENTS

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements represent management’s current belief, based on currently available information, as to the outcome and timing of future events. They involve known and unknown risks, uncertainties and other factors—many of which we are unable to predict or control—that may cause our actual results, performance or achievements, or health care industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the following risks, many of which are described in Item 1A of our Annual Report:

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

•	Volumes of uninsured and underinsured patients, and our ability to satisfactorily and timely collect our patient accounts receivable;

•	Competition;

•

Our ability to attract and retain employees, physicians and other health care professionals, and the impact on our labor expenses from union activity and the shortage of nurses and physicians in certain specialties and geographic regions;

•	The geographic concentration of our licensed hospital beds;

•	Changes in, or our ability to comply with, laws and government regulations;

•	Our ability to execute our operating strategies and the impact of other factors on our initiatives;

•	Trends affecting our actual or anticipated results that lead to charges adversely affecting our results of operations;

•	Our relative leverage and the amount and terms of our indebtedness;

•	Our ability to identify and execute on measures designed to save or control costs or streamline operations;

•	The availability and terms of debt and equity financing sources to fund the requirements of our business;

•	Changes in our business strategies or development plans;

•	The impact of natural disasters, including our ability to operate facilities affected by such disasters;

•	The ultimate resolution of claims, lawsuits and investigations;

•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care services;

•	Various factors that may increase supply costs;

•	National, regional and local economic and business conditions;

•	Demographic changes; and

•	Other factors and risk factors referenced in this report and our other public filings.

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

The table below shows the sources of net patient revenues on a same-hospital basis, expressed as percentages of net patient revenues from all sources:

	Three Months Ended June 30,			Six Months Ended June 30,
Net Patient Revenues from:	2008	2007	Increase (Decrease)(1)	2008	2007	Increase (Decrease)(1)
Medicare	24.8%	25.0%	(0.2)%	25.4%	26.2%	(0.8)%
Medicaid	8.2%	9.3%	(1.1)%	8.3%	8.2%	0.1%
Managed care – governmental	13.2%	11.3%	1.9%	13.4%	12.0%	1.4%
Managed care – commercial	42.2%	41.5%	0.7%	41.3%	41.4%	(0.1)%
Indemnity, self-pay and other	11.6%	12.9%	(1.3)%	11.6%	12.2%	(0.6)%

(1)	The increase (decrease) is the difference between the 2008 and 2007 percentages shown.

Our payer mix on a same-hospital admissions basis, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended June 30,			Six Months Ended June 30,
Admissions from:	2008	2007	Increase (Decrease)(1)	2008	2007	Increase (Decrease)(1)
Medicare	30.4%	31.3%	(0.9)%	31.3%	32.3%	(1.0)%
Medicaid	11.9%	12.4%	(0.5)%	12.0%	12.0%	—%
Managed care – governmental	20.8%	18.2%	2.6%	20.6%	18.4%	2.2%
Managed care – commercial	28.0%	29.2%	(1.2)%	27.3%	28.6%	(1.3)%
Indemnity, self-pay and other	8.9%	8.9%	—%	8.8%	8.7%	0.1%

(1)	The increase (decrease) is the difference between the 2008 and 2007 percentages shown.

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

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan, is a fee-for-service payment system. The other option, called Medicare Advantage, includes managed care, preferred provider organization, private fee-for-service and specialty plans. The major components of our net patient revenues for services provided to patients enrolled in the Original Medicare Plan for the three and six months ended June 30, 2008 and 2007 are set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue Descriptions	2008	2007	2008	2007
Diagnosis-related group – operating	$296	$262	$620	$598
Diagnosis-related group – capital	28	28	58	59
Outlier	18	17	36	35
Outpatient	97	83	192	176
Disproportionate share	51	50	105	101
Direct Graduate and Indirect Medical Education	28	26	56	52
Other(1)	22	28	42	24
Adjustments for prior-year cost reports and related valuation allowances	(9)	10	(8)	20

Total Medicare net patient revenues	$531	$504	$1,101	$1,065

(1)	The other revenue category includes one skilled nursing facility, inpatient psychiatric facilities, inpatient rehabilitation facilities, one long-term acute care hospital, other revenue adjustments, and adjustments related to the estimates for current-year cost reports and related valuation allowances.

Medicaid

Medicaid programs are funded by both the federal government and state governments. These programs and the reimbursement methodologies are administered by the states and vary from state to state and from year to year.

Estimated payments under various state Medicaid programs, excluding state-funded managed care Medicaid programs, constituted approximately 8.3% and 8.2% of net patient revenues at our continuing general hospitals for the six months ended June 30, 2008 and 2007, respectively. These payments are typically based on fixed rates determined by the individual states. We also receive disproportionate share payments under various state Medicaid programs. For both the six months ended June 30, 2008 and 2007, our revenue attributable to disproportionate share payments and other state-funded subsidy payments was approximately $81 million.

In May 2007, CMS issued a final rule, “Medicaid Program; Cost Limit for Providers Operated by Units of Government and Provisions to Ensure the Integrity of the Federal-State Financial Partnership,” that places limits and restrictions on Medicaid reimbursement to safety-net hospitals. A one-year moratorium on implementation of the final rule was included in the federal fiscal year (“FFY”) 2007 Supplemental Appropriations Act, which meant that the rule could not take effect before May 25, 2008. On May 21, 2008, CMS announced that it was voluntarily extending the moratorium for an additional 60 days, then in June 2008, the moratorium was extended until April 1, 2009 as part of the FFY 2008 Supplemental Appropriations Act. We cannot predict what further action, if any, Congress or CMS may take to extend the moratorium or implement the final rule. However, the provisions of the rule could materially reduce the amount of Medicaid payments we receive in the future.

Also in May 2007, CMS issued a proposed rule clarifying that the agency would no longer provide federal Medicaid matching funds for graduate medical education (“GME”) purposes, however, the FFY 2007 Supplemental Appropriations Act contained language that placed a one-year moratorium on any such restriction. The moratorium was scheduled to expire on May 23, 2008. On May 21, 2008, CMS announced that it was voluntarily extending the moratorium for an additional 60 days, then in June 2008, the moratorium was extended until April 1, 2009 as part of the FFY 2008 Supplemental Appropriations Act. We cannot predict what further action, if any, Congress or CMS will take on this issue.

Further, many states in which we operate are facing budgetary challenges that pose a threat to Medicaid funding levels to hospitals and other providers. In Georgia, we estimate that the rebasing of Medicaid diagnosis-related group rates that became effective on January 1, 2008 will reduce Medicaid payments to our hospitals by approximately $36 million in 2008. In Florida, the legislature in its recently ended session enacted changes that will further reduce the amount of Medicaid funding for providers in that state effective July 1, 2008. We estimate that the annual impact of these changes on our Florida hospitals will be approximately $10 million. On February 16, 2008, the Governor of California approved cuts of more than $544 million to Medi-Cal, the state’s Medicaid program, for the fiscal year beginning July 1, 2008. The cuts include payment reductions and deferrals, as well as reductions in coverage. Based on our understanding of the budget cuts in California, we do not believe they will have a material impact on our Medi-Cal fee-for-service payments due to the small amount of fee-for-service payments received by our hospitals. The reductions also apply to capitation payments to Medi-Cal managed care plans; however, we cannot estimate at this time what, if any, impact these reductions will have on such payments. As of July 1, 2008, the California legislature had yet to enact the state’s fiscal year 2008-2009 budget. Once its Medi-Cal contingency fund is exhausted, California will begin deferring Medi-Cal payments to providers. Similar deferrals have occurred in previous years, with payments made retroactively following a budget agreement being reached. Other proposed funding changes could impact our hospitals in other states; however, at this time, we cannot predict the extent of the impact of other states’ budget restrictions on our hospitals.

In our Annual Report, we explained that we were in continuing discussions with CMS in connection with the GME full-time equivalent limits and related reimbursement at Doctors Medical Center in Modesto, California as a result of our 1997 transaction with a county-owned hospital in Modesto. During the three months ended June 30, 2008, we submitted additional information to CMS regarding that transaction. CMS subsequently contacted us and stated that: (1) they continue to disagree with our analysis; and (2) they instructed our fiscal intermediary to reopen settled cost reports to recover indirect medical education and GME payments made to the hospital. We have not yet received formal notification of the adverse decision from CMS or our fiscal intermediary. Although we are pursuing a reversal of CMS’ decision, the outcome is uncertain at this time. However, in the three months ended June 30, 2008, we recorded an unfavorable adjustment of $17 million ($16 million related to prior years and $1 million related to the current year), which is our estimate of the probable payments subject to recovery.

Regulatory and Legislative Changes

Material updates to the information set forth in our Annual Report about the Medicare and Medicaid programs are provided below.

Annual Update to the Medicare Inpatient Prospective Payment System

Under Medicare law, CMS is required annually to update certain rules governing the inpatient prospective payment system (“IPPS”). The updates generally become effective October 1, the beginning of the federal fiscal year. On July 31, 2008, CMS issued the Final Changes to the Hospital Inpatient Prospective Payment Systems and FFY 2009 Rates (“Final Rule”). The Final Rule includes the following payment and policy changes:

•

A market basket increase currently estimated at 3.6% for Medicare severity-adjusted diagnosis-related group (“MS-DRG”) operating payments for hospitals reporting specified quality measure data (hospitals that do not report specified quality measure data will receive an increase of 1.6%);

•	A 0.9% increase in the capital federal MS-DRG rate;

•	An increase in the number of quality measures hospitals would need to report in FFY 2009 in order to qualify for the full market basket update from 30 in FFY 2009 to 42 in FFY 2010;

•

An across-the-board reduction of 0.9% as required by the Transitional Medical Assistance, Abstinence Education, and Qualifying Individuals Programs Extension Act of 2007 to offset the effect of changes in documentation and/or coding or the classification of discharges that do not reflect real changes in case mix;

•

Further implementation of a provision of the Deficit Reduction Act of 2005 preventing Medicare from giving hospitals higher payments for the additional costs of treating a patient that acquires a condition (including an infection) during a hospital stay by adding three hospital-acquired conditions; and

•	A decrease in the cost outlier threshold from $22,185 to $20,185.

As a result of recent legislation affecting wage index reclassifications, CMS did not have sufficient time between the passage of the legislation and the deadline for publication of the Final Rule to recalculate wage indices based on the new reclassification data. Therefore, the standardized amounts, outlier threshold and other IPPS payment elements in the Final Rule that are affected by the wage index are tentative. CMS has stated that these tentative amounts will be revised when the legislation is implemented.

CMS projects that the combined impact of the final and tentative payment and policy changes will yield an average 5.0% increase in payments for hospitals in large urban areas (populations over 1 million). This includes CMS’ estimate of a 1.8% increase in payments resulting from improved coding and documentation. Using the impact percentages in the Final Rule for hospitals in large urban areas applied to our Medicare IPPS payments for the nine months ended June 30, 2008 (annualized), the annual impact for all changes in the Final Rule on our hospitals may result in an estimated increase in our Medicare revenues of approximately $71 million. This estimate includes approximately $26 million related to CMS’ estimate of the increase in payments resulting from improved coding and documentation. Because of the uncertainty regarding the tentative amounts in the Final Rule and other factors that may influence our future IPPS payments by individual hospital, including admission volumes, length of stay, wage index values and case mix, we cannot provide any assurances regarding this estimate.

In addition to the 0.9% across-the-board reduction described above, the Transitional Medical Assistance, Abstinence Education, and Qualifying Individuals Programs Extension Act of 2007 specifies that, to the extent the documentation and coding adjustments applied in FFY 2008 and FFY 2009 result in overpayments or underpayments relative to the actual amount of documentation and coding-related increases, CMS shall correct the overpayments and underpayments in fiscal years 2010-2012. A determination of overpayment will result in a reduction of Medicare inpatient payments in those years. We cannot predict at this time how CMS will conduct the final analysis or the outcome of the final determination, or estimate the potential impact on our revenues.

Proposed Payment and Policy Changes to the Medicare Inpatient Rehabilitation Facility Prospective Payment System

On July 31, 2008, CMS issued the Final Rule for the Medicare Inpatient Rehabilitation Facility (“IRF”) Prospective Payment System (“PPS”) for FFY 2009 (“IRF-PPS Final Rule”). The IRF-PPS Final Rule includes the following payment and policy changes:

•	An increase in the outlier threshold for high cost outlier cases from $7,362 to $10,250; and

•	An update to the case-mix group (“CMG”) relative weights and average length of stay values using FFY 2006 data.

CMS is also implementing the following statutorily mandated provisions of the Medicare, Medicaid and SCHIP Extension Act of 2007:

•	A compliance threshold held at 60% for cost reporting periods beginning on or after July 1, 2006;

•	A continuation of counting comorbidities when determining an IRF’s compliance with the threshold; and

•	An update to the IRF PPS payment rate equal to 0% effective for discharges beginning on and after April 1, 2008 through FFY 2009.

At June 30, 2008, we operated one inpatient rehabilitation hospital, and 15 of our general hospitals in continuing operations operated inpatient rehabilitation units. CMS projects that the payment and policy changes will result in an estimated total decrease in aggregate IRF payments of $40 million or 0.7% of total IRF-PPS payments for FFY 2009. This decrease is due to the update to the outlier threshold amount to reduce estimated outlier payments from 3.7% for FFY 2008 to 3.0% for FFY 2009. We do not believe that the statutorily mandated or IRF-PPS Final Rule changes will have a material impact on our net operating revenues. Because of the uncertainty of the factors that may influence our future IRF payments, including admission volumes, length of stay and case mix, and the impact of compliance with the IRF admission criteria, we cannot provide any assurances regarding our estimate of the impact of these changes.

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

At June 30, 2008, 14 of our general hospitals in continuing operations operated inpatient psychiatric units. CMS projects that the combined impact of the payment changes will yield an average 2.5% increase in payments for all IPFs (including psychiatric units in acute care hospitals), and an average 0.4% increase in payments for psychiatric units of acute care hospitals located in urban areas. Using the urban unit impact percentage as applied to our Medicare IPF payments for the 12 months ended June 30, 2008, we do not believe the payment changes will have a material impact on our net operating revenues. Because of the uncertainty of the factors that may influence our future IPF payments, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate of the impact of these changes.

Proposed Payment and Policy Changes to the Medicare Hospital Outpatient Prospective Payment System

On July 3, 2008, CMS issued the Proposed Changes to the Hospital Outpatient Prospective Payment System and Calendar Year 2009 Payment Rates (“OPPS Proposed Rule”). The OPPS Proposed Rule includes the following payment and policy proposals:

•	A 3.0% inflation update in Medicare payment rates for hospital outpatient services paid under the outpatient prospective payment system (“OPPS”);

•

For purposes of the calendar year (“CY”) 2010 update, the addition of four new measures of imaging efficiency to the existing seven quality measures of emergency department and perioperative surgical care hospitals on which hospitals must report during 2009 to receive the full OPPS payment update; and

•

Moving to a single payment for multiple services of a particular type (such as multiple ultrasound procedures) performed in a single hospital session (in addition to ultrasound, CMS is proposing to apply this policy to computed tomography and magnetic resonance imaging services).

CMS projects that the combined impact of the proposed payment and policy changes in the OPPS Proposed Rule will yield an average 3.6% increase in payments for all hospitals and an average 3.5% increase in payments for hospitals in large urban areas (populations over 1 million). According to CMS’ estimates, the projected annual impact of the proposed payment and policy changes in the OPPS Proposed Rule on our hospitals is $12 million, an increase of approximately 4.1% over projected CY 2008 payments. Because of the uncertainty regarding the proposals and other factors that may influence our future OPPS payments, including volumes and case mix, we cannot provide any assurances regarding this estimate.

Payments for Emergency Health Services Provided to Undocumented Aliens

Section 1011 of the Medicare Modernization Act of 2003 provides $250 million each year for FFYs 2005-2008 to eligible providers for emergency services furnished to undocumented and other specified aliens. Funding for that program will terminate on September 30, 2008, though CMS has indicated it may continue making payments to providers after that date until all allocated funds are exhausted. Legislation has been introduced in Congress that would provide $200 million each year to continue the payments in FFYs 2009 and 2010. We cannot predict whether this legislation will be enacted or when currently allocated funds will be exhausted. Our hospitals received approximately $8 million in Section 1011 payments in FFY 2007.

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

The amount of our managed care net patient revenue during the six months ended June 30, 2008 and 2007 was $2.3 billion and $2.1 billion, respectively. Approximately 59% of our managed care net patient revenues for the six months ended June 30, 2008 was derived from our top ten managed care payers. National payers generate approximately 43% of our total net managed care revenues. The remainder comes from regional or local payers. At June 30, 2008 and December 31, 2007, approximately 55% and 53%, respectively, of our net accounts receivable related to continuing operations were due from managed care payers.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have had twelve consecutive quarters of improved year-over-year managed care pricing, we expect some moderation in the pricing percentage increases in the future.

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

Self-pay accounts pose significant collectability problems. At both June 30, 2008 and December 31, 2007, approximately 8% of our net accounts receivable related to continuing operations were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients. We have performed systematic analyses to focus our attention on drivers of bad debt for each hospital. Specifically, pilots for new initiatives to ensure patients are receiving the optimal level of care at the appropriate time in the best setting are being introduced in a few of our hospitals to minimize inappropriate use of our emergency departments for non-emergent and non-urgent services. While emergency department use is the primary contributor to our provision for doubtful accounts in the aggregate, this is not the case at all hospitals. As a result, we are increasing our focus on targeted initiatives that concentrate on non-emergency department patients. These initiatives are intended to promote process efficiencies in working self-pay accounts we deem highly collectible. This is just one example of our continuous improvement efforts dedicated to modifying and refining our processes, enhancing our technology and improving staff training throughout the revenue cycle in an effort to increase collections and reduce accounts receivable.

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

We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. Charity care gross charges for the three months ended June 30, 2008 and 2007 were $146 million and $150 million, respectively, and $301 million and $327 million for the six months ended June 30, 2008 and 2007, respectively. Both the cost of providing these benefits and the forgone revenue under our Compact would be substantially less than the gross charge amounts.

RESULTS OF OPERATIONS

The following two tables summarize our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net operating revenues:
General hospitals	$2,139	$2,017	$4,330	$4,070
Other operations	45	37	89	85

Net operating revenues	2,184	2,054	4,419	4,155
Operating expenses:
Salaries, wages and benefits	967	913	1,947	1,853
Supplies	392	359	780	726
Provision for doubtful accounts	154	142	302	276
Other operating expenses, net	508	484	1,005	959
Depreciation and amortization	95	85	187	170
Impairment of long-lived assets and goodwill, and restructuring charges	2	8	3	11
Litigation and investigation costs (benefit)	3	(1)	50	(2)

Operating income	$63	$64	$145	$162

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net operating revenues:
General hospitals	97.9%	98.2%	98.0%	98.0%
Other operations	2.1%	1.8%	2.0%	2.0%

Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	44.3%	44.4%	44.1%	44.6%
Supplies	17.9%	17.5%	17.7%	17.5%
Provision for doubtful accounts	7.1%	6.9%	6.8%	6.6%
Other operating expenses, net	23.3%	23.6%	22.7%	23.1%
Depreciation and amortization	4.3%	4.1%	4.2%	4.1%
Impairment of long-lived assets and goodwill, and restructuring charges	0.1%	0.4%	0.1%	0.2%
Litigation and investigation costs (benefit)	0.1%	—%	1.1%	—%

Operating income	2.9%	3.1%	3.3%	3.9%

Net operating revenues of our continuing general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (primarily rental income, management fee revenue and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) rehabilitation hospitals and a long-term-care facility, and (3) equity earnings of unconsolidated affiliates that are not directly associated with our general hospitals. Only one of our individual hospitals represented more than 5% (approximately 5.2%) of our net operating revenues for the six months ended June 30, 2008, and none represented more than 5% of our total assets, excluding goodwill and intercompany receivables, at June 30, 2008.

Net operating revenues from our other operations were $45 million and $37 million for the three months ended June 30, 2008 and 2007, respectively, and $89 million and $85 million in the six months ended June 30, 2008 and 2007, respectively. Equity earnings of unconsolidated affiliates, included in our net operating revenues from other operations, were $4 million and $2 million for the three months ended June 30, 2008 and 2007, respectively, and $8 million and $12 million for the six months ended June 30, 2008 and 2007, respectively.

The table below shows certain selected historical operating statistics for our continuing general hospitals:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Increase (Decrease)		2008	2007	Increase (Decrease)
	(Dollars in Millions, Except Per Patient Day, Per Admission and Per Visit Amounts)
Net inpatient revenues(1)	$1,439	$1,375	4.7%		$2,955	$2,801	5.5%
Net outpatient revenues(1)	$670	$611	9.7%		$1,316	$1,209	8.9%
Number of general hospitals (at end of period)	52	51	1	(2)	52	51	1	(2)
Licensed beds (at end of period)	13,864	13,777	0.6%		13,864	13,777	0.6%
Average licensed beds	13,829	13,760	0.5%		13,803	13,749	0.4%
Utilization of licensed beds(3)	52.4%	51.8%	0.6	%(2)	54.5%	54.2%	0.3	%(2)
Patient days	659,534	649,207	1.6%		1,369,843	1,349,698	1.5%
Adjusted patient days(4)	955,538	930,147	2.7%		1,957,182	1,908,454	2.6%
Net inpatient revenue per patient day	$2,182	$2,118	3.0%		$2,157	$2,075	4.0%
Admissions(5)	133,983	130,928	2.3%		274,580	270,001	1.7%
Adjusted patient admissions(4)	195,522	188,775	3.6%		395,000	384,030	2.9%
Net inpatient revenue per admission	$10,740	$10,502	2.3%		$10,762	$10,374	3.7%
Average length of stay (days)	4.9	5.0	(0.1	)(2)	5.0	5.0	—	(2)
Surgeries	93,970	91,514	2.7%		184,483	183,299	0.6%
Net outpatient revenue per visit	$689	$635	8.5%		$674	$622	8.4%
Outpatient visits	972,261	962,420	1.0%		1,953,945	1,943,714	0.5%

(1)	Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $66 million and $72 million for the three months ended June 30, 2008 and 2007, respectively, and $136 million and $137 million for the six months ended June 30, 2008 and 2007, respectively. Net outpatient revenues include self-pay revenues of $95 million and $84 million for the same three-month periods, and $186 million and $162 million for the same six-month periods, respectively.
(2)	The change is the difference between the 2008 and 2007 amounts shown.
(3)	Utilization of licensed beds represents patient days divided by average licensed beds divided by number of days in the period.
(4)	Adjusted patient admissions/days represent actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the result by gross inpatient revenues.
(5)	Self-pay admissions represent 4.5% and 4.4% of total admissions for the three months ended June 30, 2008 and 2007, respectively, and 4.4% and 4.2% for the six months ended June 30, 2008 and 2007, respectively. Charity care admissions represent 1.9% of total admissions for both the same three-month periods, and 1.8% and 1.9% for the same six-month periods, respectively.

The table below shows certain selected historical operating statistics for our continuing general hospitals on a same-hospital basis. The impact of our acquisition of Coastal Carolina Medical Center at the end of June 2007 and the opening of our newly constructed Sierra Providence East Medical Center in May 2008 are excluded from same-hospital statistics for the three and six months ended June 30, 2008.

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Increase (Decrease)		2008	2007	Increase (Decrease)
	(Dollars in Millions, Except Per Patient Day, Per Admission and Per Visit Amounts)
Net inpatient revenues(1)	$1,435	$1,375	4.4%		$2,949	$2,801	5.3%
Net outpatient revenues(1)	$666	$611	9.0%		$1,309	$1,209	8.3%
Number of general hospitals (at end of period)	50	50	—	(2)	50	50	—	(2)
Licensed beds (at end of period)	13,713	13,736	(0.2)%		13,713	13,736	(0.2)%
Average licensed beds	13,715	13,746	(0.2)%		13,725	13,742	(0.1)%
Utilization of licensed beds(3)	52.7%	51.9%	0.8	%(2)	54.7%	54.3%	0.4	%(2)
Patient days	657,451	649,207	1.3%		1,366,298	1,349,698	1.2%
Adjusted patient days(4)	949,829	930,147	2.1%		1,947,225	1,908,454	2.0%
Net inpatient revenue per patient day	$2,183	$2,118	3.1%		$2,158	$2,075	4.0%
Admissions(5)	133,448	130,928	1.9%		273,703	270,001	1.4%
Adjusted patient admissions(4)	194,104	188,775	2.8%		392,589	384,030	2.2%
Net inpatient revenue per admission	$10,753	$10,502	2.4%		$10,774	$10,374	3.9%
Average length of stay (days)	4.9	5.0	(0.1	)(2)	5.0	5.0	—	(2)
Surgeries	93,653	91,514	2.3%		183,925	183,299	0.3%
Net outpatient revenue per visit	$694	$635	9.3%		$678	$622	9.0%
Outpatient visits	959,839	962,420	(0.3)%		1,931,709	1,943,714	(0.6)%

(1)	Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $66 million and $72 million for the three months ended June 30, 2008 and 2007, respectively, and $136 million and $137 million for the six months ended June 30, 2008 and 2007, respectively. Net outpatient revenues include self-pay revenues of $93 million and $84 million for the same three-month periods, and $183 million and $162 million for the same six-month periods, respectively.
(2)	The change is the difference between the 2008 and 2007 amounts shown.
(3)	Utilization of licensed beds represents patient days divided by average licensed beds divided by number of days in the period.
(4)	Adjusted patient admissions/days represent actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the result by gross inpatient revenues.
(5)	Self-pay admissions represent 4.5% and 4.4% of total admissions for the three months ended June 30, 2008 and 2007, respectively, and 4.3% and 4.2% for the six months ended June 30, 2008 and 2007, respectively. Charity care admissions represent 1.9% of total admissions for both the same three-month periods, and 1.8% and 1.9% for the same six-month periods, respectively.

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

Revenues

During the three months ended June 30, 2008, net operating revenues from continuing operations increased 6.3% compared to the three months ended June 30, 2007.

Our same-hospital net inpatient revenues for the three months ended June 30, 2008 increased by 4.4% compared to the three months ended June 30, 2007. There were various positive and negative factors impacting our net inpatient revenues.

Key positive factors include:

•	Improved managed care pricing as a result of renegotiated contracts; and

•	An increase in total admissions and patient days.

Key negative factors include:

•

A decrease in commercial managed care admissions, particularly at our hospitals in the Carolinas, where profit margins on commercial managed care admissions are generally higher than our corporate average; and

•

Unfavorable adjustments for prior-year cost reports and related valuation allowances of $9 million in the three months ended June 30, 2008 compared to favorable adjustments of $13 million in the three months ended June 30, 2007. The principal reason for the net unfavorable adjustment in the 2008 period is the $16 million unfavorable adjustment discussed above associated with GME full-time equivalent limits and related reimbursement at our Doctors Medical Center in Modesto, California.

Same-hospital admissions for the three months ended June 30, 2008 increased by 1.9% compared to the three months ended June 30, 2007 primarily due to a net volume increase in the service lines emphasized by our Targeted Growth Initiative, psychiatric volumes at a facility we acquired in Modesto, California in November 2007, and a net growth in physicians resulting from our general focus on recruitment efforts and our targeted physician recruitment strategies at various hospitals for specific service lines.

Same-hospital net outpatient revenues during the three months ended June 30, 2008 increased 9.0% compared to the three months ended June 30, 2007, although overall same-hospital outpatient visits decreased 0.3% in the 2008 period primarily due to the increased competition we are experiencing from physician-owned entities providing outpatient services. The primary reason for the same-hospital net outpatient revenue increase is improved managed care pricing.

Salaries, Wages and Benefits

Salaries, wages and benefits expense as a percentage of net operating revenues decreased 0.1% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Salaries, wages and benefits per adjusted patient day increased approximately 3.0% in the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The increase is primarily due to merit increases for our employees, increased annual incentive compensation costs and increased health benefits costs, partially offset by a decline in full-time employee headcount and contract labor expenses, and improved workers’ compensation loss experience.

As of June 30, 2008, approximately 23% of the employees at our hospitals and related health care facilities were represented by labor unions. Labor relations at our facilities generally have been satisfactory. We, and the hospital industry in general, are continuing to see an increase in the amount of union activity across the country. As union activity increases at our hospitals, our salaries, wages and benefits expense may increase more rapidly than our net operating revenues.

In 2007, we completed the renegotiation of collective bargaining agreements with the California Nurses Association (“CNA”) and the Service Employees International Union (“SEIU”) that cover nurses and other employees at 12 of our continuing general hospitals in California and three of our continuing general hospitals in Florida. These agreements set stable and competitive wage increases within our budgeted expectations. We also entered into separate “peace accords” with both the CNA and the SEIU that provide each union with limited access to attempt to organize certain of our employees and establish specific guidelines for the parties to follow with respect to organizing activities. The CNA and the SEIU have since commenced union organizing activities at several of our hospitals. In March 2008, registered nurses at our Cypress Fairbanks Medical Center in Houston, Texas voted 119-111 in favor of representation by the CNA, and in May 2008, the results of that election were certified by the National Labor Relations Board. Separately, we are continuing to defend our actions in connection with the SEIU’s failed attempt to organize employees at our Saint Francis Hospital in Memphis, Tennessee.

In June 2008, registered nurses at our Placentia-Linda Hospital in Placentia, California voted against union representation by the United Nurses Associations of California (“UNAC”), which attempted to organize the nurses using traditional grassroots organizing efforts. UNAC represents registered nurses at three of our continuing general hospitals in California, but does not have the same limited access rights as the CNA and the SEIU under the peace accords. We do not anticipate that organizing efforts by any labor union will have a material adverse effect on our results of operations.

Included in salaries, wages and benefits expense in the three months ended June 30, 2008 is $10 million of stock-based compensation expense compared to $11 million in the three months ended June 30, 2007.

Supplies

Supplies expense as a percentage of net operating revenues increased by 0.4% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, while supplies expense per adjusted patient day increased approximately 6.1% in the three months ended June 30, 2008 compared to the same period in 2007. This increase in supplies expense per adjusted patient day reflects higher costs for orthopedics and implants due to inflation and technology improvements, and higher surgical supply costs due to an increase in surgeries, partially offset by lower cardiovascular and pharmaceutical supply costs, which resulted from a decrease in cardiovascular procedures and our efforts to use more cost-effective pharmaceuticals.

We strive to control supplies expense through product standardization, bulk purchases, contract compliance, improved utilization and operational improvements that should minimize waste. The items of current cost reduction focus continue to be cardiac stents and pacemakers, orthopedic implants and high-cost pharmaceuticals. We also utilize the group-purchasing strategies and supplies-management services of Broadlane, Inc., an affiliated entity that offers group-purchasing procurement strategy, outsourcing and e-commerce services to the health care industry.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net operating revenues increased slightly for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Improved point-of-service collections and improved collection trends, primarily related to self-pay accounts, are partially mitigating the negative impact on bad debts as a result of the growth in self-pay revenue, pricing increases and improved charge capture in our emergency departments.

The table below shows the net accounts receivable and allowance for doubtful accounts by payer at June 30, 2008 and December 31, 2007:

	June 30, 2008			December 31, 2007
	Accounts Receivable Before Allowance For Doubtful Accounts	Allowance For Doubtful Accounts	Net	Accounts Receivable Before Allowance For Doubtful Accounts	Allowance For Doubtful Accounts	Net
Medicare	$175	$—	$175	$166	$—	$166
Medicaid	134	—	134	135	—	135
Net cost report settlements payable and valuation allowances	(26)	—	(26)	(16)	—	(16)
Commercial managed care	586	80	506	552	82	470
Governmental managed care	188	—	188	174	—	174
Self-pay uninsured	200	155	45	193	154	39
Self-pay balance after	134	67	67	131	68	63
Estimated future recoveries from accounts assigned to collection agencies	35	—	35	34	—	34
Other	199	53	146	220	70	150

Total continuing operations	1,625	355	1,270	1,589	374	1,215
Total discontinued operations	235	55	180	237	67	170

	$1,860	$410	$1,450	$1,826	$441	$1,385

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

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated collection rate on managed care accounts was approximately 98% as of both June 30, 2008 and December 31, 2007, which includes collections from point-of-service through collections by our in-house collection agency or external collection vendors.

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

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”), and (4) accounts receivable aging. The following tables present the approximate aging by payer of our continuing operations’ net accounts receivable of $1.296 billion and $1.231 billion, excluding cost report settlements payable and valuation allowances of $26 million and $16 million, at June 30, 2008 and December 31, 2007, respectively:

	June 30, 2008
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	96%	60%	76%	34%	68%
61-120 days	3%	25%	14%	26%	16%
121-180 days	1%	15%	6%	13%	8%
Over 180 days	—%	—%	4%	27%	8%

Total	100%	100%	100%	100%	100%

	December 31, 2007
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	96%	63%	76%	34%	69%
61-120 days	3%	25%	14%	25%	16%
121-180 days	1%	12%	5%	12%	7%
Over 180 days	—%	—%	5%	29%	8%

Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations were 53 days at both June 30, 2008 and December 31, 2007. AR Days at June 30, 2008 and December 31, 2007 are within our target of less than 60 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the relevant quarter divided by our revenue from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

As of June 30, 2008, we had a cumulative total of patient account assignments dating back at least three years or older of approximately $4.8 billion related to our continuing operations being pursued by our in-house and outside collection agencies or vendors. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts at collection agencies is determined based on our historical experience and recorded in accounts receivable.

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

The following table shows the approximate amount of net accounts receivable in our MEP, still awaiting determination of eligibility under a government program at June 30, 2008 and December 31, 2007 by aging category:

	June 30, 2008	December 31, 2007
0-60 days	$61	$61
61-120 days	12	16
121-180 days	8	6
Over 180 days(1)	—	—

Total	$81	$83

(1)	Includes accounts receivable of $10 million at both June 30, 2008 and December 31, 2007 that are fully reserved.

Other Operating Expenses

Other operating expenses as a percentage of net operating revenues decreased slightly for the three months ended June 30, 2008 compared to the same period in 2007. As a result of fixed costs that do not fluctuate with changes in our patient volumes (such as utilities, property taxes, rent, certain information technology costs and certain contracted services), growth in our patient volumes and revenues reduces other operating expenses as a percentage of net operating revenues. Other operating expenses per adjusted patient day increased approximately 2.2% in the three months ended June 30, 2008 compared to the same period in 2007 primarily due to higher physician fees and contracted services, partially offset by lower information systems implementation costs and malpractice expense. Malpractice expense was $39 million for the three months ended June 30, 2008 compared to $45 million for the three months ended June 30, 2007. The decrease in malpractice expense is primarily attributable to improved claims experience, partially offset by $3 million of incremental expense related to the lower interest rate environment, which increased the discounted present value of projected future liabilities.

Impairment of Long-Lived Assets and Goodwill and Restructuring Charges

During the three months ended June 30, 2008, we recorded net impairment and restructuring charges of $2 million compared to $8 million during the three months ended June 30, 2007. See Note 4 to the Condensed Consolidated Financial Statements for additional detail of these charges and related liabilities.

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

Litigation and Investigation Costs (Benefit)

Litigation and investigation costs (benefit) in continuing operations for the three months ended June 30, 2008 were $3 million compared to $(1) million for the three months ended June 30, 2007. See Note 10 to the Condensed Consolidated Financial Statements for additional detail about these amounts and related liabilities.

Income Tax Benefit

During the three months ended June 30, 2008, we recorded an income tax benefit of $16 million compared to $3 million during the three months ended June 30, 2007. See Note 11 to the Condensed Consolidated Financial Statements for additional detail about these amounts.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

Revenues

During the six months ended June 30, 2008, net operating revenues from continuing operations increased 6.4% compared to the six months ended June 30, 2007.

Our same-hospital net inpatient revenues for the six months ended June 30, 2008 increased by 5.3% compared to the six months ended June 30, 2007. There were various positive and negative factors impacting our net inpatient revenues.

Key positive factors include:

•	Improved managed care pricing as a result of renegotiated contracts;

•	An increase in total admissions and patient days; and

•

Revenue of $6 million recognized by our Philadelphia hospitals related to 2007 that was approved for distribution to us in the current-year by a Philadelphia HMO in which we hold a minority ownership interest.

Key negative factors include:

•	A decrease in commercial managed care admissions;

•	Funding changes that reduced our Medicaid reimbursement in various states effective January 1, 2008; and

•

Unfavorable adjustments for prior-year cost reports and related valuation allowances of $8 million in the six months ended June 30, 2008 compared to favorable adjustments of $24 million in the six months ended June 30, 2007. The principal reason for the net unfavorable adjustment in the 2008 period is the $16 million unfavorable adjustment discussed above associated with GME full-time equivalent limits and related reimbursement at our Doctors Medical Center in Modesto, California.

Same-hospital net outpatient revenues during the six months ended June 30, 2008 increased 8.3% compared to the six months ended June 30, 2007, although overall same-hospital outpatient visits decreased 0.6% in the 2008 period primarily due to the increased competition we are experiencing from physician-owned entities providing outpatient services. The primary reason for the same-hospital net outpatient revenue increase is improved managed care pricing.

Salaries, Wages and Benefits

Salaries, wages and benefits expense as a percentage of net operating revenues decreased 0.5% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Salaries, wages and benefits per adjusted patient day increased approximately 2.4% in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase is primarily due to merit increases for our employees, increased annual incentive compensation costs and increased health benefit costs, partially offset by a decline in full-time employee headcount and contract labor expense, and improved workers’ compensation loss experience.

Included in salaries, wages and benefits expense in the six months ended June 30, 2008 is $20 million of stock-based compensation expense compared to $21 million in the six months ended June 30, 2007.

Supplies

Supplies expense as a percentage of net operating revenues increased by 0.2% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, while supplies expense per adjusted patient day increased approximately 4.7% in the six months ended June 30, 2008 compared to the same period in 2007. This increase in supplies expense per adjusted patient day reflects higher costs for orthopedics and implants due to inflation and technology improvements, and higher surgical supply costs due to an increase in surgeries, partially offset by lower cardiovascular and pharmaceutical supply costs, which resulted from a decrease in cardiovascular procedures and our efforts to use more cost-effective pharmaceuticals.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net operating revenues increased slightly for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Improved point-of-service collections and improved collection trends, primarily related to self-pay accounts, are partially mitigating the negative impact on bad debts as a result of the growth in self-pay revenue, pricing increases and improved charge capture in our emergency departments.

Other Operating Expenses

Other operating expenses as a percentage of net operating revenues decreased by 0.4% for the six months ended June 30, 2008 compared to the same period in 2007. Other operating expenses per adjusted patient day increased by approximately 2.2% in the six months ended June 30, 2008 compared to the same period in 2007 primarily due to higher physician fees and contracted services and a $7 million gain on the sale of a medical office building in Florida in 2007, which reduced other operating expenses, partially offset by lower information systems implementation costs, malpractice expense and consulting costs. Malpractice expense was $80 million for the six months ended June 30, 2008 compared to $91 million for the six months ended June 30, 2007. The decrease in malpractice expense is primarily attributable to improved claims experience, partially offset by $8 million of incremental expense related to the lower interest rate environment, which increased the discounted present value of projected future liabilities.

Impairment of Long-Lived Assets and Goodwill and Restructuring Charges

During the six months ended June 30, 2008, we recorded net impairment and restructuring charges of $3 million compared to $11 million during the six months ended June 30, 2007. See Note 4 to the Condensed Consolidated Financial Statements for additional detail of these charges and related liabilities.

Litigation and Investigation Costs (Benefit)

Litigation and investigation costs (benefit) in continuing operations for the six months ended June 30, 2008 were $50 million compared to $(2) million for the six months ended June 30, 2007. The 2008 costs primarily relate to a change in our estimated liability for wage and hour lawsuits and other unrelated employment matters further described in Note 10 to the Condensed Consolidated Financial Statements.

Income Tax Benefit

During the six months ended June 30, 2008, we recorded an income tax benefit of $14 million compared to $94 million during the six months ended June 30, 2007. See Note 11 to the Condensed Consolidated Financial Statements for additional detail about these amounts.

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

There have been no material changes to our obligations to make future cash payments under contract as disclosed in the Annual Report, except projected income tax liability payments have increased $18 million due to an audit issue as described in Note 11 to the Condensed Consolidated Financial Statements.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities, including amounts to comply with applicable laws and regulations, equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new hospitals and buildings, and various other capital improvements.

Capital expenditures were $299 million and $262 million in the six months ended June 30, 2008 and 2007, respectively. We anticipate that our capital expenditures for the year ending December 31, 2008 will total approximately $600 million to $650 million, including $135 million that was accrued in December 2007, but not paid until 2008. At June 30, 2008, we had $36 million of accrued capital expenditures. The anticipated capital expenditures include approximately $15 million in 2008 to meet California seismic requirements for our remaining California facilities after all planned divestitures. We currently estimate spending a total of approximately $160 million to comply with the requirements under California’s seismic regulations. Our current estimated seismic costs are considerably lower than previous estimates because several of our hospitals have been evaluated as having reduced risk using a new evaluation tool discussed in our Annual Report. Our total estimated seismic expenditure amount has not been adjusted for inflation as there is currently a shortage of supplies, and there is expected to be a limited number of architects, engineers and contractors available to design and perform this work, both of which are causing a high inflation rate at this time. Our budgeted capital expenditures for the year ending December 31, 2008 also include approximately $14 million to improve disability access at certain of our facilities, as a result of a consent decree in a class action lawsuit. We expect to spend a total of approximately $128 million on such improvements over the next eight years. We were previously required to complete the same work over the next four years, but negotiated an extension to allow for a more orderly use of cash flow.

Interest payments, net of capitalized interest, were $195 million and $191 million in the six months ended June 30, 2008 and 2007, respectively. We anticipate that our gross interest payments, including capitalized interest, for the year ending December 31, 2008 will be approximately $388 million.

Income tax payments, net of tax refunds, were approximately $3 million in the six months ended June 30, 2008 compared to approximately $168 million in income tax refunds during the six months ended June 30, 2007. In April 2007, we received a tax refund of approximately $171 million. At June 30, 2008, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss carryforwards of approximately $2.0 billion expiring in 2024 to 2027, (2) approximately $27 million in alternative minimum tax credits with no expiration, and (3) general business credit carryforwards of approximately $12 million expiring in 2023 to 2027.

SOURCES AND USES OF CASH

Our liquidity for the six months ended June 30, 2008 was primarily derived from cash on hand and proceeds from the sale of facilities.

Our primary source of operating cash is the collection of accounts receivable. As we experience changes in our business mix and as admissions of uninsured and underinsured patients grow, our operating cash flow is negatively impacted due to lower levels of cash collections and higher levels of bad debt.

Net cash used in operating activities was $10 million in the six months ended June 30, 2008 compared to $131 million in net cash provided by operating activities the six months ended June 30, 2007. Key negative and positive factors contributing to the change in cash used in operating activities between the 2008 and 2007 periods include the following:

•	Net income tax refunds of $168 million received in the first half of 2007 compared to payments of $3 million in the first half of 2008;

•

Payments of $48 million ($44 million in principal and $4 million in interest) in the first half of 2008 related to our 2006 civil settlement with the federal government, with such payments not being required in the first half of 2007;

•	Lower cash provided by operating activities from discontinued operations of $29 million;

•

Additional aggregate annual 401(k) matching contributions and annual incentive compensation payments of $20 million ($116 million in the three months ended March 31, 2008 compared to $96 million in the same period of 2007); and

•	Additional cash flows of $82 million as a result of enhanced accounts payable management.

During the six months ended June 30, 2008, we received proceeds of $83 million from the sales of facilities and other assets related to discontinued operations, primarily from the sales of North Ridge Medical Center, the Encino campus of Encino-Tarzana Regional Medical Center, Garden Grove Hospital and Medical Center, and San Dimas Community Hospital. Proceeds from the sales of facilities and other assets related to discontinued operations during the six months ended June 30, 2007 aggregated $53 million.

Further initiatives to increase the efficiency of our balance sheet during 2008 could generate incremental cash. These possible initiatives could include the sale of some or all of our medical office buildings and the sale of excess land, buildings or other underutilized or inefficient assets. However, such initiatives require significant marketing and negotiation efforts; therefore, the realization of such incremental cash flow cannot be assured.

Capital expenditures were $299 million and $262 million for the six months ended June 30, 2008 and 2007, respectively, including $56 million and $27 million, respectively, for construction of a new hospital in El Paso, Texas, which was completed in May 2008, and a replacement hospital in Mt. Pleasant, South Carolina, which is expected to be completed in 2010.

We use the fair market value to record our investments that are held-for-sale. As shown in Note 13 to the Condensed Consolidated Financial Statements, the majority of our investments are valued based on quoted market prices or other observable inputs. However, at June 30, 2008, one of our captive insurance subsidiaries held $2 million (principal value) of auction rate securities, classified as investments, whose auctions have failed due to sell orders exceeding buy orders. As of June 30, 2008, we do not believe an other-than-temporary impairment of these securities has occurred due to investment-grade ratings on certain of these securities and the expected longer-term holding period in our captive insurance subsidiary’s investment portfolio to be matched with maturing liabilities. The funds associated with failed auctions will not be accessible until a successful auction occurs. These securities are being analyzed each reporting period for other-than-temporary impairment factors. The estimated fair value of these securities was approximately $1 million as of June 30, 2008. We do not anticipate any future decrease in value of these securities to have a material impact on our financial condition, results of operations or cash flows, and have no other investments that we expect will be negatively affected by the credit crisis in the sub-prime market.

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

In June 2008, we entered into an amendment to our credit agreement that allows us to grant liens on certain hospital facilities and inventory up to certain dollar limits set forth in the amendment. The amendment is also intended to provide us with additional flexibility over the remaining term of the credit agreement to pursue, at our option, various alternatives to refinance our existing unsecured senior debt, if market conditions and other considerations warrant. The alternatives include the issuance of secured debt, preferred stock and convertible debt, as well as other unsecured debt.

The indentures governing our senior notes contain covenants and conditions that have, among other requirements, limitations on (1) liens on principal properties and (2) sale and lease-back transactions with respect to principal properties. A principal property is defined in the indentures as a hospital that has an asset value on our books in excess of 5% of our consolidated net tangible assets, as defined. The above limitations do not apply, however, to (1) debt that is secured by assets other than principal properties or (2) debt that is secured by principal properties if the aggregate of such secured debt does not exceed 15% of our consolidated net tangible assets, as further described in the indentures. The indentures also prohibit the consolidation, merger or sale of all or substantially all assets unless no event of default would result after giving effect to such transaction.

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

At June 30, 2008, there were no cash borrowings outstanding under the revolving credit facility, and we had approximately $227 million of letters of credit outstanding. Based on our eligible receivables, the borrowing capacity under the revolving credit facility was $573 million at June 30, 2008. We also had approximately $352 million of cash and cash equivalents on hand at June 30, 2008 to fund our operations and capital expenditures.

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

OFF-BALANCE SHEET ARRANGEMENTS

Excluding the hospitals whose operating results are included in discontinued operations, our consolidated operating results for the six months ended June 30, 2008 include $626 million of net operating revenues and $52 million of income from operations generated from seven general hospitals operated by us under lease arrangements, compared to $600 million of net operating revenues and $65 million of income from operations for the six months ended June 30, 2007. In accordance with generally accepted accounting principles, the respective buildings and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet as they are considered operating leases. The current terms of these operating leases expire between 2009 and 2027, not including lease extensions that we have options to exercise. If these leases expire, we would no longer generate revenue or expenses from these hospitals.

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $323 million of standby letters of credit outstanding and guarantees as of June 30, 2008.

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

There have been no material changes since December 31, 2007 in the amount or maturity dates of debt outstanding.

At June 30, 2008, we had no material borrowings subject to or with variable interest rates. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.

At June 30, 2008, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio. At June 30, 2008, the net accumulated unrealized gains and losses related to our captive insurance companies’ investment portfolios were approximately zero.

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

During the second quarter of 2008, there were no changes to our internal controls over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We refer you to Part I, Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2007 (“Annual Report”) for a description of material legal proceedings and investigations not in the ordinary course of business as updated through the filing date of that report. We also refer you to Part II, Item 1, Legal Proceedings, of our subsequent Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 for a description of the material developments occurring with respect to legal proceedings and investigations through the filing date of that report. Since the beginning of the second quarter of 2008, further material developments, as described below, have occurred. For additional information, see Note 10 to the Condensed Consolidated Financial Statements included in this report. Where specific amounts are sought in any pending legal proceeding, those amounts are disclosed. For all other matters, where a loss is reasonably possible and estimable, an estimate of the loss or a range of loss is provided. Where no estimate is provided, a loss is not reasonably possible or an amount of loss is not reasonably estimable at this time. New claims or inquiries may be initiated against us from time to time. We cannot predict the results of current or future claims and lawsuits. We recognize that, where appropriate, our interests may be best served by resolving certain matters without litigation. If non-litigated resolution is not appropriate or possible with respect to a particular matter, we will defend ourselves vigorously. The ultimate resolution of significant claims against us, individually or in the aggregate, whether as a result of litigation or settlement, could have a material adverse effect on our business (both in the near and long term), financial condition, results of operations or cash flows. We undertake no obligation to update the following disclosures for any new developments.

Wage and Hour Actions

In September 2004, the court granted our petition to coordinate two pending proposed class action lawsuits, McDonough, et al. v. Tenet Healthcare Corporation and Tien, et al. v. Tenet Healthcare Corporation, in Los Angeles Superior Court. The McDonough case was originally filed in June 2003 in San Diego Superior Court, and the Tien case was originally filed in May 2004 in Los Angeles Superior Court. Plaintiffs in both cases allege that our hospitals violated certain provisions of the California Labor Code and applicable California Industrial Welfare Commission Wage Orders with respect to meal breaks, rest periods and the payment of one hour’s compensation for meal breaks or rest periods not taken. The complaint in the Tien case also alleges that we have improperly “rounded off” time entries on timekeeping records and that our pay stubs do not include all information required by California law. Plaintiffs in both cases are seeking back pay, statutory penalties, interest and attorneys’ fees.

Plaintiffs in the McDonough and Tien cases filed motions, which we opposed, to certify these actions on behalf of virtually all nonexempt employees of our California subsidiaries, as separated into four classes (and one subclass) based on the specific claims at issue. The court issued a ruling on plaintiffs’ motions on June 3, 2008. In that ruling, the court denied plaintiffs’ request for class certification on the claim that employees missed rest periods. However, the court granted plaintiffs’ request for class certification on the claims that employees’ pay stubs did not contain all information required by California law and hourly employees did not receive appropriate wages due at the time of their termination. The court also certified a subclass of 12-hour shift employees who received missed meal penalties at a reduced rate, but stated that this subclass should be handled in connection with the Pagaduan action discussed below. Lastly, the court conditionally certified a class of all current or former hourly employees who were allegedly not provided meal periods, for the purpose of determining certain limited preliminary factual issues. After reviewing these preliminary issues, the court will rule as to whether the meal period claim is appropriate for class certification. We continue to believe our uniform policies comply and have complied with the applicable Labor Code and Wage Orders and that each of these claims should be addressed individually based on its particular facts. A hearing on our motion for reconsideration of the court’s class certification ruling was held on July 16, 2008, and we are awaiting the court’s decision on that motion.

Two other matters filed as proposed class actions – Pagaduan v. Fountain Valley Regional Medical Center, filed in Orange County Superior Court, and Falck v. Tenet Healthcare Corporation, pending in U.S. District Court for the Central District of California – involve allegations regarding unpaid overtime. These lawsuits allege that our pay practices since 2000 for California-based 12-hour shift employees violate California and, in the Falck case, federal overtime laws by virtue of the alleged failure to include certain payments known as Flexible (or California) Differential payments in the regular rate of pay that is used to calculate overtime pay. These payments are made to 12-hour shift employees when they do not work a shift that is exactly 12 hours. We contend that these differential payments need only be included in the regular rate of pay when they actually are paid (as opposed to merely being potentially payable), and that they always are included in the regular rate calculation in these circumstances. Plaintiffs in both cases are seeking back pay, statutory penalties, interest and attorneys’ fees. In February 2007, the Los Angeles Superior Court ruled that the Pagaduan case be coordinated with the previously coordinated McDonough and Tien cases already pending there, as described above. We are now defending these wage and hour cases in a single court. On February 14, 2008, the court granted plaintiffs’ motion for class certification in the Pagaduan case. Since that time, the court has set October 14, 2008 as the date a trial on one of the defendants’ principal defenses will begin. Separately, the Falck case, which was first provisionally certified as a collective action under the federal Fair Labor Standards Act for the purpose of giving notice to potential class members, was certified as a class action for all purposes on February 12, 2008.

United States ex. rel. Dr. Man Tai Lam and Dr. William Meschel v. Tenet Healthcare Corporation, Case No. EP-02-CA-0525KC (U.S. District Court for the Western District of Texas)

In April 2007, we filed a motion for summary judgment in this qui tam action in which the relators continued to allege that Tenet hospitals in El Paso, Texas violated the federal False Claims Act through the alleged manipulation of the hospitals’ charges in order to increase outlier payments. We sought dismissal on the grounds that the relators were not the original source of the information forming the basis of their claim and that the relators could not produce evidence that Tenet’s El Paso hospitals in fact submitted false claims to the government for outlier payments. The Department of Justice, which the court permitted to intervene in the case in March 2007, also filed a summary judgment motion in April 2007. In July 2007, the court found that the relators had no direct and independent knowledge of the information on which their allegations were based and granted both motions, thereby dismissing this case. In August 2007, the relators moved for reconsideration, but the district court denied their motion on the same day. The relators subsequently filed an appeal to the U.S. Court of Appeals for the Fifth Circuit, which on July 22, 2008 affirmed the trial court’s decision to dismiss this case.

AMIsub of California, Inc., et al. v. Health Care Property Investors, Inc., et al., Case No. BC370770 (Los Angeles Superior Court, filed May 8, 2007)

On July 1, 2008, we announced that we had reached a settlement with HCP, Inc., a real estate investment trust that owns seven hospitals leased by our subsidiaries, to resolve the pending litigation and arbitration proceedings described in our Annual Report relating to the lease agreements for those hospitals. As part of the settlement, we will: (1) facilitate the sale of one of the hospitals to a third-party operator; (2) continue or extend the operating leases at four of the hospitals; and (3) provide notice of non-renewal at two of the hospitals. We expect that the litigation and arbitration proceedings, which were the subject of a standstill agreement among the parties while settlement discussions were ongoing, will be dismissed in the third quarter of 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on May 8, 2008. At that meeting, our shareholders (1) elected all of the board’s nominees for director, (2) voted to approve a new stock incentive plan, (3) voted to approve an amendment to our existing employee stock purchase plan, (4) voted to eliminate supermajority vote requirements in our Articles of Incorporation, (5) voted against a shareholder proposal regarding ratification of executive compensation, (6) voted against a shareholder proposal regarding peer benchmarking of executive compensation and (7) ratified the selection of Deloitte & Touche LLP as our independent registered public accountants for the year ending December 31, 2008.

The results of the election of directors were as follows:

	For	Withheld
John Ellis “Jeb” Bush	426,003,100	6,142,853
Trevor Fetter	420,655,483	11,490,470
Brenda J. Gaines	418,525,542	13,620,411
Karen M. Garrison	420,740,141	11,405,812
Edward A. Kangas	417,506,976	14,638,977
J. Robert Kerrey	419,380,417	12,765,536
Floyd D. Loop, M.D.	420,725,336	11,420,617
Richard R. Pettingill	418,600,348	13,545,605
James A. Unruh	419,390,133	12,755,820
J. McDonald Williams	418,469,744	13,676,209

The results of the vote to approve the Tenet Healthcare 2008 Stock Incentive Plan were as follows:

For	343,413,285
Against	14,154,267
Abstain	3,266,912
Broker Non-Votes	71,311,489

The results of the vote to approve the Tenet Healthcare Corporation Eighth Amended and Restated 1995 Employee Stock Purchase Plan were as follows:

For	353,097,234
Against	4,516,050
Abstain	3,221,180
Broker Non-Votes	71,311,489

The results of the vote to eliminate supermajority vote requirements in our Articles of Incorporation were as follows:

For	424,972,965
Against	3,915,603
Abstain	3,257,385
Broker Non-Votes	—

The results of the vote with respect to the shareholder proposal regarding ratification of executive compensation were as follows:

For	101,683,643
Against	183,546,975
Abstain	75,603,845
Broker Non-Votes	71,311,490

The results of the vote with respect to the shareholder proposal regarding peer benchmarking of executive compensation were as follows:

For	55,968,157
Against	300,035,740
Abstain	4,830,566
Broker Non-Votes	71,311,490

The result of the vote to ratify the selection of Deloitte & Touche LLP as our independent registered public accountants for the year ending December 31, 2008 were as follows:

For	427,465,095
Against	1,490,828
Abstain	3,190,030
Broker Non-Votes	—

ITEM 6.	EXHIBITS

(3)	Articles of Incorporation and Bylaws

(a)	Amended and Restated Articles of Incorporation of the Registrant, as amended and restated May 8, 2008

(10)	Material Contracts

(a)	Amendment No. 1 to Credit Agreement, dated as of June 27, 2008, among the Registrant and Citicorp USA, Inc., as Administrative Agent on behalf of each Lender executing an acknowledgement and consent thereto

(b)	Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (No. 333-151887), filed on June 24, 2008)*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(a)	Certification of Trevor Fetter, President and Chief Executive Officer

(b)	Certification of Biggs C. Porter, Chief Financial Officer

(32)	Section 1350 Certifications of Trevor Fetter, President and Chief Executive Officer, and Biggs C. Porter, Chief Financial Officer

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)

Date: August 4, 2008	By:	/S/ BIGGS C. PORTER
Biggs C. Porter
Chief Financial Officer (Principal Financial Officer)

Date: August 4, 2008	By:	/S/ DANIEL J. CANCELMI
Daniel J. Cancelmi
Vice President and Controller (Principal Accounting Officer)