Form 10-Q
period 2008-09-30
TENET HEALTHCARE CORP
filed 2008-11-04
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-7293

TENET HEALTHCARE CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	95-2557091
(State of Incorporation)	(IRS Employer Identification No.)

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

As of October 31, 2008, there were 477,170,501 shares of the Registrant’s common stock outstanding, $0.05 par value.

TENET HEALTHCARE CORPORATION

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$512	$572
Investments in Reserve Yield Plus Fund	48	—
Investments in marketable debt securities	—	20
Accounts receivable, less allowance for doubtful accounts ($398 at September 30, 2008 and $441 at December 31, 2007)	1,356	1,385
Inventories of supplies, at cost	165	183
Income tax receivable	20	7
Deferred income taxes	91	87
Assets held for sale	362	51
Other current assets	282	255

Total current assets	2,836	2,560
Investments and other assets	282	288
Property and equipment, at cost, less accumulated depreciation and amortization ($2,753 at September 30, 2008 and $2,779 at December 31, 2007)	4,239	4,645
Goodwill	609	607
Other intangible assets, at cost, less accumulated amortization ($207 at September 30, 2008 and $183 at December 31, 2007)	328	293

Total assets	$8,294	$8,393

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2	$1
Accounts payable	632	780
Accrued compensation and benefits	391	393
Professional and general liability reserves	150	161
Accrued interest payable	97	126
Accrued legal settlement costs	167	119
Other current liabilities	536	468

Total current liabilities	1,975	2,048
Long-term debt, net of current portion	4,777	4,771
Professional and general liability reserves	548	555
Accrued legal settlement costs	95	163
Other long-term liabilities and minority interests	649	683
Deferred income taxes	114	119

Total liabilities	8,158	8,339
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 532,730,096 shares issued at September 30, 2008 and 530,689,733 shares issued at December 31, 2007	26	26
Additional paid-in capital	4,437	4,412
Accumulated other comprehensive loss	(29)	(28)
Accumulated deficit	(2,819)	(2,877)
Less common stock in treasury, at cost, 55,741,855 shares at September 30, 2008 and 56,310,604 shares at December 31, 2007	(1,479)	(1,479)

Total shareholders’ equity	136	54

Total liabilities and shareholders’ equity	$8,294	$8,393

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions,

Except Per-Share Amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net operating revenues	$2,158	$2,041	$6,468	$6,090
Operating expenses:
Salaries, wages and benefits	952	906	2,849	2,709
Supplies	380	347	1,140	1,053
Provision for doubtful accounts	166	155	466	427
Other operating expenses, net	504	469	1,480	1,400
Depreciation and amortization	94	84	277	253
Impairment of long-lived assets and goodwill, and restructuring charges	1	13	4	24
Litigation and investigation costs (benefit)	(5)	3	45	1

Operating income	66	64	207	223
Interest expense	(106)	(105)	(312)	(315)
Investment earnings	12	10	21	36
Minority interests	(2)	—	(3)	(2)
Net gain on sales of investments	140	—	140	—

Income (loss) from continuing operations, before income taxes	110	(31)	53	(58)
Income tax (expense) benefit	4	(10)	19	83

Income (loss) from continuing operations, before discontinued operations	114	(41)	72	25
Discontinued operations:
Loss from operations	(29)	(5)	(19)	(29)
Impairment of long-lived assets and goodwill, and restructuring charges	(21)	(6)	(38)	(18)
Net gain (loss) on sales of facilities	(3)	(5)	5	(4)
Litigation settlements, net of insurance recoveries	39	—	39	—
Income tax (expense) benefit	4	(2)	(1)	12

Loss from discontinued operations	(10)	(18)	(14)	(39)

Net income (loss)	$104	$(59)	$58	$(14)

Earnings (loss) per share
Basic and diluted
Continuing operations	0.24	$(0.08)	$0.15	$0.05
Discontinued operations	(0.02)	(0.04)	(0.03)	(0.08)

	$0.22	$(0.12)	$0.12	$(0.03)

Weighted average shares and dilutive securities outstanding (in thousands):
Basic	476,898	473,984	476,091	473,111
Diluted	480,789	473,984	478,662	474,506

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Net income (loss)	$58	$(14)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	277	253
Provision for doubtful accounts	466	427
Net gain on sales of investments	(140)	—
Deferred income tax expense (benefit)	11	(2)
Stock-based compensation expense	27	31
Impairment of long-lived assets and goodwill, and restructuring charges	4	24
Litigation and investigation costs	45	1
Pretax loss from discontinued operations	13	51
Other items, net	2	(11)

Changes in cash from operating assets and liabilities:
Accounts receivable	(481)	(486)
Inventories and other current assets	4	(7)
Income taxes	(32)	74
Accounts payable, accrued expenses and other current liabilities	(44)	(160)
Other long-term liabilities	(26)	23
Payments against reserves for restructuring charges and litigation costs and settlements	(79)	(39)
Net cash provided by operating activities from discontinued operations, excluding income taxes	36	49

Net cash provided by operating activities	141	214
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(332)	(363)
Construction of new and replacement hospitals	(65)	(44)
Purchases of property and equipment — discontinued operations	(16)	(34)
Purchase of business or joint venture interest	(92)	(36)
Proceeds from sales of facilities and other assets — discontinued operations	160	84
Proceeds from sales of marketable securities, long-term investments and other assets	192	652
Purchases of marketable securities	(17)	(644)
Reclassification of investments in Reserve Yield Plus Fund out of cash equivalents	(48)	—
Proceeds from hospital authority bonds	8	31
Proceeds from cash surrender value or basis reduction of insurance policies	4	32
Other items, net	3	(1)

Net cash used in investing activities	(203)	(323)
Cash flows from financing activities:
Repayments of borrowings	(1)	(21)
Other items, net	3	1

Net cash provided by (used in) financing activities	2	(20)

Net decrease in cash and cash equivalents	(60)	(129)
Cash and cash equivalents at beginning of period	572	784

Cash and cash equivalents at end of period	$512	$655

Supplemental disclosures:
Interest paid, net of capitalized interest	$(321)	$(314)
Income tax (payments) refunds, net	$(3)	$168

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business

Tenet Healthcare Corporation (together with our subsidiaries, referred to as “Tenet,” the “Company,” “we” or “us”) is an investor-owned health care services company whose subsidiaries and affiliates primarily operate general hospitals and related health care facilities, and also hold investments in other companies (including health care companies). At September 30, 2008, our subsidiaries operated 53 general hospitals (including our newly opened hospital, Sierra Providence East Medical Center in El Paso, Texas, and three hospitals not yet divested at that date that are classified as discontinued operations), a cancer hospital (which is also being divested and is classified as discontinued operations) and a critical access hospital, with a combined total of 14,321 licensed beds, serving urban and rural communities in 12 states. We also own interests in two health maintenance organizations (“HMOs”) and operate: various related health care facilities, including a rehabilitation hospital, a long-term acute care hospital, a skilled nursing facility and a number of medical office buildings—all of which are located on, or nearby, one of our general hospital campuses; physician practices; captive insurance companies; and other ancillary health care businesses (including outpatient surgery centers, diagnostic imaging centers, and occupational and rural health care clinics).

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

Operating results for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year 2008. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly trends in patient accounts receivable collectability and associated provisions for doubtful accounts; the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations or terminations and payer consolidations; changes in Medicare regulations; Medicaid funding levels set by the states in which we operate; levels of malpractice insurance expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; the timing and amounts of stock option and restricted stock unit grants to employees and directors; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: the business environment, general economy and demographics of local communities; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local health care competitors; managed care contract negotiations or terminations; any unfavorable publicity about us that impacts our relationships with physicians and patients; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

Cash and Cash Equivalents

Near the last day of the third quarter of 2008, we received $43 million in cash from the Centers for Medicare and Medicaid Services (“CMS”) related to the operations of our wholly owned Medicare Advantage HMO insurance subsidiary operating in Louisiana. We also own a 50% interest in the company that administers the insurance subsidiary’s operations. The $43 million is an advance payment from CMS to provide health services to eligible enrollees in the month following payment. We also received similar advance payments of $34 million at the end of the fourth quarter of 2007, $40 million at the end of the first quarter of 2008 and $42 million at the end of the second quarter of 2008. The total cash on the balance sheet at September 30, 2008 related to the HMO insurance subsidiary was $92 million as compared to $73 million at December 31, 2007. These balances will fluctuate based on operational performance of the subsidiaries, the payment of medical claims outstanding and the timing of monthly payments from CMS. The cash is intended for the operations of the HMO insurance subsidiary, and a portion may be repatriated back to us for general corporate purposes based on the financial performance of that subsidiary. In addition, see Note 13 for disclosure of our investments in the Reserve Yield Plus Fund that were reclassified out of cash and cash equivalents due to liquidity issues.

Changes in Accounting Principle

Effective January 1, 2008, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS 157”). There was no impact on our Condensed Consolidated Financial Statements as a result of adopting SFAS 157. See Note 13 for the disclosure of the fair value of qualifying investments required by SFAS 157.

Effective January 1, 2008, we also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The adoption of SFAS 159 had no impact on our Condensed Consolidated Financial Statements.

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” as amended by FASB Staff Position No. 48-1 (“FIN 48”), and recorded a cumulative effect adjustment that increased the 2007 beginning of year accumulated deficit by $178 million. See Note 11 for additional information.

NOTE 2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	September 30, 2008	December 31, 2007
Continuing operations:
Patient accounts receivable	$1,528	$1,529
Allowance for doubtful accounts	(341)	(364)
Estimated future recoveries from accounts assigned to collection agencies	38	33
Net cost report settlements payable and valuation allowances	(30)	(15)

	1,195	1,183

Discontinued operations:
Patient accounts receivable	217	269
Allowance for doubtful accounts	(57)	(77)
Estimated future recoveries from accounts assigned to collection agencies	4	10
Net cost report settlements payable and valuation allowances	(3)	—

	161	202

Accounts receivable, net	$1,356	$1,385

As of September 30, 2008, our estimated collection rates on managed care accounts and self-pay accounts were approximately 98% and 35%, respectively, which included collections from point-of-service through collections by our in-house collection agency or external collection vendors. The comparable managed care and self-pay collection rates as of December 31, 2007 were approximately 98% and 36%, respectively.

Accounts that are pursued for collection through our regional or hospital-based business offices are maintained on our hospitals’ books and reflected in patient accounts receivable with an allowance for doubtful accounts established to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer over an 18-month look-back period, and other relevant factors. Changes in these factors could have a significant impact on our estimates.

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

We provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. For the three and nine months ended September 30, 2008, charity care gross charges of $148 million and $448 million, respectively, were excluded from net operating revenues and provision for doubtful accounts compared to $161 million and $486 million for the three and nine months ended September 30, 2007, respectively. Both the cost of providing these benefits and the forgone revenue under our Compact with Uninsured Patients would be substantially less than the gross charge amounts.

NOTE 3. DISCONTINUED OPERATIONS

In the three months ended September 30, 2008, our Community Hospital of Los Gatos and Irvine Regional Hospital and Medical Center, both in California, were reclassified into discontinued operations based on the guidance in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). In the three months ended June 30, 2008, we moved three general hospitals and our cancer hospital into discontinued operations. We sold two of the general hospitals, San Dimas Community Hospital and Garden Grove Hospital and Medical Center, on June 30, 2008. The other two facilities, USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital, were not divested as of September 30, 2008 and remained in discontinued operations.

Of the three hospitals classified as “held for sale” at December 31, 2007, we completed the sales of North Ridge Medical Center in Fort Lauderdale, Florida and the Encino campus of Encino-Tarzana Regional Medical Center in California in the first half of 2008. The remaining hospital, the Tarzana campus of Encino-Tarzana Regional Medical Center, which we leased, was divested in September 2008. As previously announced, the divestiture involved our acquisition of the Tarzana campus building and property from the real estate investment trust that owned the campus and simultaneous sale of the Tarzana campus to a third party. In connection with the termination of our lease and divestiture of the Tarzana campus, we incurred approximately $9 million in restructuring costs in discontinued operations. We have classified the results of operations of the three hospitals held for sale at the end of 2007, the five general hospitals and cancer hospital discussed above, as well as the wind-down operations of hospitals previously divested, as discontinued operations in accordance with SFAS 144 for all periods presented.

We classified $354 million and $39 million of assets of the hospitals included in discontinued operations as “assets held for sale” in current assets in the accompanying Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007, respectively. These assets primarily consist of property and equipment and were recorded at the lower of the assets’ carrying amount or their fair value less estimated costs to sell. The fair value estimates were derived from appraisals, established market values of comparable assets, or internal estimates of future net cash flows. These fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the future financial results of these hospitals and how they are operated by us until they are divested, changes in health care industry trends and regulations until the hospitals are divested, and whether we ultimately divest the hospital assets to buyers who will continue to operate the assets as general hospitals or utilize the assets for other purposes. In certain cases, these fair value estimates assume the highest and best use of the assets in the future, to a market place participant, is other than as a hospital. In these cases, the estimates are based on the fair value of the real property and equipment if utilized other than as a hospital. These fair value estimates do not include the costs of closing these hospitals or other future operating costs, which could be substantial. Accordingly, the ultimate net cash realized from the sale of the hospital assets could be significantly less than the fair value estimates. Because we do not intend to sell the accounts receivable of these hospitals, the receivables, less the related allowance for doubtful accounts, estimated future recoveries from accounts assigned to collection agencies, and net cost report settlements payable and valuation allowances, are included in our consolidated net accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

Net operating revenues and loss before income taxes reported in discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net operating revenues	$166	$272	$680	$920
Loss before income taxes	(14)	(16)	(13)	(51)

We recorded $38 million of net impairment and restructuring charges in discontinued operations during the nine months ended September 30, 2008, consisting of $26 million for the write-down of long-lived assets to their estimated fair values, less estimated costs to sell, and $3 million in severance costs and $9 million in lease terminations costs as discussed above.

As discussed in the Annual Report, we have sought recovery under our excess professional and general liability insurance policies in connection with our $395 million settlement, in December 2004, of the patient litigation related to our former Redding Medical Center. Certain of our insurance carriers raised objections to coverage under our policies and, in January 2005, we filed for arbitration against each of the three carriers to resolve the dispute. In September 2008, we entered into an agreement to settle our claims against one of the excess carriers for approximately $9 million, which we expect to receive in the three months ended December 31, 2008, and which was recorded as a recovery in litigation settlements, net of insurance recoveries, in discontinued operations during the three months ended September 30, 2008. In August 2008, we were awarded $36 million in insurance recoveries from another excess carrier by an independent arbitration panel. With interest, we received approximately $46 million from the excess carrier in August 2008, of which $30 million was recorded as a recovery in litigation settlements, net of insurance recoveries, in discontinued operations, $6 million was recorded as a recovery of litigation and investigation costs in continuing operations for litigation costs we previously incurred and $10 million of interest income was recorded in continuing operations. We previously reached a settlement with the third excess carrier for $45 million in March 2006.

We recorded $18 million of net impairment and restructuring charges in discontinued operations during the nine months ended September 30, 2007, consisting of $10 million for the write-down of long-lived assets to their estimated fair values, less estimated costs to sell, and $10 million of employee severance, retention and exit costs, offset by a $2 million credit to reduce an estimated asset retirement obligation related to asbestos.

As we move forward with our previously announced divestiture plans, or should we dispose of additional hospitals in the future, we may incur additional asset impairment and restructuring charges in future periods.

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES

During the nine months ended September 30, 2008, we recorded net impairment and restructuring charges of $4 million, consisting of a $1 million net impairment charge for the write-down of long-lived assets to their estimated fair values in accordance with SFAS 144, as well as $7 million of employee severance and other related costs and $1 million for the acceleration of stock-based compensation expense, offset by a $5 million change in estimate for reserves recorded in prior periods. The employee severance costs and accelerated stock-based compensation expense include approximately $3 million of estimated costs related to the departure of our former general counsel. During the nine months ended September 30, 2007, we recorded net impairment and restructuring charges of $24 million, consisting of $15 million of employee severance and other related costs, $7 million in lease termination costs, $1 million for the acceleration of stock-based compensation expense and a $1 million impairment charge for the write-down of long-lived assets to their estimated fair values in accordance with SFAS 144. As we move forward with our restructuring plans, or should we restructure our hospitals in the future, or if the operating results of our hospitals do not meet expectations, or if we expect negative trends to impact our future outlook, additional impairments of long-lived assets and goodwill may occur, and we will incur additional restructuring charges.

The tables below are reconciliations of beginning and ending liability balances in connection with restructuring charges recorded during the nine months ended September 30, 2008 and 2007 in continuing and discontinued operations:

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Other	Balances at End of Period
Nine Months Ended September 30, 2008
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$24	$3	$(12)	$1	$16

Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	20	12	(20)	—	12

	$44	$15	$(32)	$1	$28

Nine Months Ended September 30, 2007
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$23	$23	$(14)	$(5)	$27

Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	16	10	(10)	—	16

	$39	$33	$(24)	$(5)	$43

The above liability balances at September 30, 2008 are included in other current liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Cash payments to be applied against these accruals at September 30, 2008 are expected to be approximately $6 million in 2008 and $22 million thereafter. The column labeled “Other” above represents charges recorded in restructuring expense, such as the acceleration of stock-based compensation expense related to severance agreements, that are not recorded in the liability account.

NOTE 5. LONG-TERM DEBT, LEASE OBLIGATIONS AND GUARANTEES

The table below shows our long-term debt as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Senior notes:
6 3/8%, due 2011	$1,000	$1,000
6 1/2%, due 2012	600	600
7 3/8%, due 2013	1,000	1,000
9 7/8%, due 2014	1,000	1,000
9 1/4%, due 2015	800	800
6 7/8%, due 2031	450	450
Capital leases and mortgage notes	11	11
Unamortized note discounts	(82)	(89)

Total long-term debt	4,779	4,772
Less current portion	2	1

Long-term debt, net of current portion	$4,777	$4,771

Credit Agreement

We have a five-year, $800 million senior secured revolving credit facility that is collateralized by patient accounts receivable of our acute care and specialty hospitals, and bears interest at our option based on the London Interbank Offered Rate (“LIBOR”) plus 175 basis points or Citigroup’s base rate, as defined in the credit agreement, plus 75 basis points. At September 30, 2008, there were no cash borrowings outstanding under the revolving credit facility, and we had approximately $208 million of letters of credit outstanding. Based on our eligible receivables and limitations related to our fixed charge coverage ratio, the borrowing capacity under the revolving credit facility was $460 million at September 30, 2008.

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

Physician Relocation Agreements and Other Minimum Income Guarantees

Consistent with our policy on physician relocation and recruitment, we provide income guarantee agreements to certain physicians who agree to relocate to our communities to fill a need in a hospital’s service area and commit to remain in practice there for a specified period of time. Under such agreements, we are required to make payments to the physicians in excess of the amounts they earn in their practices up to the amount of the income guarantee. The income guarantee periods are typically 12 months. Such payments are recoverable from the physicians on a prorated basis if they do not fulfill their commitment period to the community, which is typically three years subsequent to the guarantee period. We also provide minimum revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals with terms generally ranging from one to three years.

At September 30, 2008, the maximum potential amount of future payments under our income and minimum revenue collection guarantees was $110 million. In accordance with FASB Staff Position FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FIN 45-3”), we had a liability of $83 million recorded for the fair value of these guarantees included in other current liabilities at September 30, 2008.

At September 30, 2008, we also guaranteed minimum rent revenue to certain landlords who built medical office buildings on or near our hospital campuses. The maximum potential amount of future payments under these guarantees was $16 million. In accordance with FIN 45-3, we had a liability of $6 million recorded for the fair value of these guarantees, of which $3 million was included in other current liabilities and $3 million was included in other long-term liabilities at September 30, 2008.

NOTE 6. EMPLOYEE BENEFIT PLANS

At September 30, 2008, there were approximately 25.9 million shares of common stock available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options generally have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant.

Our income from continuing operations for the nine months ended September 30, 2008 and 2007 includes $28 million and $30 million, respectively, of pretax compensation costs related to our stock-based compensation arrangements ($17 million and $19 million, respectively, after-tax, excluding the impact of the deferred tax asset valuation allowance).

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2008:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
Outstanding as of December 31, 2007	35,961,686	$20.28
Granted	3,192,000	4.97
Exercised	(16,666)	5.81
Forfeited/Expired	(4,509,517)	21.11

Outstanding as of September 30, 2008	34,627,503	$18.77	$2	4.2 years

Vested and expected to vest at September 30, 2008	34,430,907	$18.85	$2	4.2 years

Exercisable as of September 30, 2008	29,899,454	$20.77	$—	3.4 years

There were 16,666 options exercised during the nine months ended September 30, 2008 and 5,100 options exercised during the nine months ended September 30, 2007, each with a minimal aggregate intrinsic value.

As of September 30, 2008, there were $9 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized in the future over a weighted average period of two years.

The weighted average estimated fair values of options we granted in the nine months ended September 30, 2008 and 2007 were $2.43 per share and $2.77 per share, respectively, as calculated based on each grant date, using a binomial lattice model with the following assumptions:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Expected volatility	47%	40%
Expected dividend yield	0%	0%
Expected life	5.75 years	5.75 years
Expected forfeiture rate	7%	3%
Risk-free interest rate	4.05% - 4.39%	4.49%
Early exercise threshold	100% gain	50% gain
Early exercise rate	20% per year	50% per year

The expected volatility used in the binomial lattice model incorporated historical and implied share-price volatility and was based on an analysis of historical prices of our stock and open-market exchanged options. The expected volatility reflects the historical volatility for a duration consistent with the contractual life of the options, and the volatility implied by the trading of options to purchase our stock on open-market exchanges. The historical share-price volatility excludes the movements in our stock price during the period October 1, 2002 through December 31, 2002 due to unique events occurring during that time, which caused extreme volatility of our stock price. The expected life of options granted is derived from the output of the binomial lattice model and represents the period of time that the options are expected to be outstanding. This model incorporates an early exercise assumption in the event of a significant increase in stock price. The risk-free interest rates are based on zero-coupon United States Treasury yields in effect at the date of grant consistent with the expected exercise timeframes.

The following table summarizes information about our outstanding stock options at September 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $10.639	10,725,210	7.7 years	$7.75	5,997,161	$9.38
$10.64 to $13.959	5,552,878	3.4 years	11.82	5,552,878	11.82
$13.96 to $17.589	5,597,507	3.1 years	17.22	5,597,507	17.22
$17.59 to $28.759	4,921,798	1.6 years	25.54	4,921,798	25.54
$28.76 and over	7,830,110	2.4 years	35.65	7,830,110	35.65

	34,627,503	4.2 years	$18.77	29,899,454	$20.77

Restricted Stock Units

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2008:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2007	8,663,814	$7.47
Granted	3,914,628	$4.99
Vested	(3,398,694)	$8.26
Forfeited	(649,270)	$6.78

Unvested as of September 30, 2008	8,530,478	$6.04

The restricted stock units granted in the nine months ended September 30, 2008 vest ratably over three years except for 205,263 units granted to our directors, which vest at the end of three years or upon termination of service to the board, whichever comes first. The fair value of these restricted stock units was based on our share price on the grant date.

As of September 30, 2008, there were $27 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized in the future over a weighted average period of 2.5 years.

NOTE 7. SHAREHOLDERS’ EQUITY

The following table shows the changes in consolidated shareholders’ equity during the nine months ended September 30, 2008 (dollars in millions, shares in thousands):

	Shares Outstanding	Issued Par Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balances at December 31, 2007	474,379	$26	$4,412	$(28)	$(2,877)	$(1,479)	$54
Net income	—	—	—	—	58	—	58
Other comprehensive loss	—	—	—	(1)	—	—	(1)
Stock-based compensation expense and issuance of common stock	2,609	—	25	—	—	—	25

Balances at September 30, 2008	476,988	$26	$4,437	$(29)	$(2,819)	$(1,479)	$136

NOTE 8. OTHER COMPREHENSIVE INCOME (LOSS)

The table below shows each component of other comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$104	$(59)	$58	$(14)
Other comprehensive income (loss):
Unrealized losses on securities available for sale	(4)	1	(3)	—
Reclassification adjustments for realized losses included in net income (loss)	1	1	2	2
Foreign currency translation adjustment	—	—	—	(2)

Other comprehensive income (loss) before income taxes	(3)	2	(1)	—
Income tax (expense) benefit related to items of other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss)	(3)	2	(1)	—

Comprehensive income (loss)	$101	$(57)	$57	$(14)

NOTE 9. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis. For the policy period April 1, 2008 through March 31, 2009, we have coverage totaling $600 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million each for floods and earthquakes and a per-occurrence sub-limit of $100 million for windstorms with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and windstorms, the total $600 million limit of coverage per occurrence applies. Deductibles are 5% of insured values up to a maximum of $25 million for floods, California earthquakes and wind-related claims, and 2% of insured values for New Madrid fault earthquakes, with a maximum per claim deductible of $25 million. Other covered losses, including fires and other perils, have a minimum deductible of $1 million.

Professional and General Liability Insurance

At September 30, 2008 and December 31, 2007, the aggregate current and long-term professional and general liability reserves on our Condensed Consolidated Balance Sheets were approximately $698 million and $716 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and self-insured retention reserves recorded based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity composite rate of 3.60% and 4.50% at September 30, 2008 and December 31, 2007, respectively.

As of January 1, 2008, our hospitals generally have a self-insurance retention of $5 million per occurrence for all claims reported since June 1, 2002. Our captive insurance company, The Healthcare Insurance Corporation (“THINC”), retains $10 million per occurrence above our hospitals’ $5 million self-insurance retention level. Claims in excess of these aggregate self-insurance retentions of $15 million per occurrence are substantially reinsured up to $25 million, except, beginning June 1, 2008, THINC is retaining 30% of the next $10 million for each claim that exceeds $15 million or a maximum of $3 million. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies from major independent insurance companies, on a claims-made basis, subject to aggregate limits.

If the aggregate limit of any of our excess professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the excess limits available to pay any other material claims applicable to that policy period.

Included in other operating expenses, net in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $31 million and $38 million for the three months ended September 30, 2008 and 2007, respectively, and $110 million and $127 million for the nine months ended September 30, 2008 and 2007, respectively.

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

In June 2006, four purported Tenet shareholders who opted out of the settlement of the federal securities class action lawsuit entitled In Re Tenet Healthcare Corporation Securities Litigation filed a civil complaint in federal court in California against the Company, certain former executive officers of the Company and KPMG LLP (“KPMG”), the Company’s former independent registered public accounting firm. Plaintiffs have alleged that the Company, KPMG and the former executives are liable for securities fraud under Section 10(b) of and Rule 10b-5 under the Securities Exchange Act of 1934, and that each of the former executive defendants are liable for control person liability pursuant to Section 20(a) of the Exchange Act. Plaintiffs have sought an undisclosed amount of compensatory damages and reasonable attorneys’ fees and expenses. In October 2008, the parties preliminarily agreed to settle this case, subject to the execution of a definitive settlement agreement, which we expect to be finalized in the three months ended December 31, 2008. In the three months ended June 30, 2008, we recorded an accrual of $2 million as an estimated liability for the costs and expenses associated with handling this and other related matters.

2.

Wage and Hour Actions—We have been defending three coordinated lawsuits in Los Angeles Superior Court alleging that our hospitals violated certain provisions of California’s labor laws and applicable wage and hour regulations. The cases are: McDonough, et al. v. Tenet Healthcare Corporation, Tien, et al. v. Tenet Healthcare Corporation and Pagaduan v. Fountain Valley Regional Medical Center. In February 2008, the Pagaduan case was certified as a class action over our objections and, in June 2008, motions for class certification in the McDonough and Tien cases, which we opposed, were granted in part and denied in part. A hearing on our motion for reconsideration of the court’s most recent class certification ruling was held on July 16, 2008, and the court has indicated that it expects to rule on that motion by mid-November 2008. Plaintiffs in all three cases have sought back pay, statutory penalties, interest and attorneys’ fees. Another wage and hour matter pending in federal court in Southern California – Falck v. Tenet Healthcare Corporation – specifically involves allegations regarding unpaid overtime. This case was certified as a class action in February 2008. Plaintiff has sought back pay, statutory penalties, interest and attorneys’ fees. On September 5, 2008, a tentative settlement was reached in both the Pagaduan and Falck cases. The settlement, which will be administered by the Los Angeles Superior Court, is scheduled for a preliminary approval hearing on November 6, 2008. Although the tentative settlement is subject to court approval and the execution of a definitive agreement, under the terms of the settlement our liability will be not be less than $62 million, but will not exceed $85 million, subject to minor adjustment by the court. We have recorded an accrual of $77 million as an estimated liability for the wage and hour actions and other unrelated employment matters (we recorded $46 million in the three months ended March 31, 2008, $10 million in the three months ended December 31, 2007 and $24 million in prior years, offset by a $3 million reduction in the estimated liability in the three months ended March 31, 2007).

3.	Tax Disputes—See Note 11 for information concerning disputes with the Internal Revenue Service (“IRS”) regarding our federal tax returns. Our hospitals are also routinely subject to sales and use tax audits and personal property tax audits by the state and local government jurisdictions in which they do business. The results of the audits are frequently disputed, and such disputes are ordinarily resolved by administrative appeals or litigation.

4.	Civil Lawsuits on Appeal—In April 2007, we filed a motion for summary judgment seeking dismissal of a qui tam action in Texas that alleged violations of the federal False Claims Act by our hospitals in El Paso arising out of the alleged manipulation of the hospitals’ charges in order to increase outlier payments. The government also filed a summary judgment motion in April 2007. In July 2007, the court found that the relators had no direct and independent knowledge of the information on which their allegations were based and granted both motions, thereby dismissing this case. The relators subsequently filed an appeal to the U.S. Court of Appeals for the Fifth Circuit, which on July 22, 2008 affirmed the trial court’s decision to dismiss the case. This matter is now concluded.

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

5.	Civil Lawsuits Involving Real Property—The University of Southern California has filed a lawsuit in Los Angeles Superior Court against a Tenet subsidiary seeking the right to terminate a ground lease and a development and operating agreement between the University and our subsidiary, which built, owns and operates USC University Hospital, an acute care hospital located on land leased from the University in Los Angeles. The University claims that it should be permitted to terminate the lease and operating agreement as a result of a default by our subsidiary and seeks the option to force our subsidiary to sell the hospital to the University. We filed a cross-complaint asserting claims against the University for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of the covenant of quiet enjoyment, and declaratory relief. In April 2008, we announced that we had signed a non-binding letter of intent for the University to acquire USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital, our 60-bed facility specializing in cancer treatment on the campus of USC University Hospital, in an effort to resolve the pending claims by both parties without protracted litigation. In the event the sale is not consummated, we intend both to continue to vigorously defend this matter and to pursue our counterclaims against the University.

On July 1, 2008, we announced that we had reached a settlement with HCP, Inc., a real estate investment trust that owned seven hospitals leased by our subsidiaries, to resolve pending litigation and arbitration proceedings relating to the lease agreements for those hospitals. As part of the settlement transaction, which closed on September 19, 2008, we: (1) facilitated the sale of one of the hospitals to a third-party operator; (2) continued or extended the operating leases at four of the hospitals; and (3) provided notice of non-renewal at two of the hospitals. The litigation and arbitration proceedings were dismissed by all parties in September 2008 and October 2008, respectively.

In addition to the matters described above, our hospitals are subject to claims and lawsuits in the ordinary course of business. Most of these matters involve allegations of medical malpractice or other injuries suffered at our hospitals. As previously reported, three such cases were filed as purported class action lawsuits and involve patients of our former Memorial Medical Center and Lindy Boggs Medical Center in New Orleans. On September 17, 2008, class certification was granted in two of these suits – Preston, et al. v. Memorial Medical Center and Husband et al. v. Memorial Medical Center. In her order, the judge certified a class of all persons at Memorial during and in the days following Hurricane Katrina, excluding employees, who sustained injuries or died, as well as family members who themselves sustained injury as a result of such injuries or deaths to any person at Memorial, excluding employees, during that time. We intend to appeal the order. In the remaining case, family members allege, on behalf of themselves and a purported class of other patients and their family members, similar damages as a result of injuries sustained at Lindy Boggs Medical Center during the aftermath of Hurricane Katrina. The certification hearing in that matter has not yet been scheduled. In addition to disputing the merits of the allegations in each of these suits, we contend that none of the actions meet the proper legal requirements for class actions and that each case must be adjudicated independently. We will, therefore, continue to oppose class certification and vigorously defend the hospitals in these matters.

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

We record reserves for claims and lawsuits when they are probable and can be reasonably estimated. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized the potential liabilities that may result in the accompanying Condensed Consolidated Financial Statements.

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the nine months ended September 30, 2008 and 2007:

	Balances at Beginning of Period	Litigation and Investigation Costs (Benefit)	Cash Payments	Balances at End of Period(1)
Nine Months Ended September 30, 2008
Continuing operations	$282	$45	$(65)	$262
Discontinued operations	—	(39)	30	(9)

	$282	$6	$(35)	$253

Nine Months Ended September 30, 2007
Continuing operations	$321	$1	$(24)	$298
Discontinued operations	1	—	(1)	—

	$322	$1	$(25)	$298

(1)	The $9 million ending balance in discontinued operations was recorded as an insurance proceeds receivable, which we expect to collect in the three months ended December 31, 2008.

For the nine months ended September 30, 2008 and 2007, we recorded net costs of $6 million and $1 million, respectively, in connection with significant legal proceedings and investigations. The 2008 costs primarily relate to a change in our estimated liability for the wage and hour actions and other unrelated employment matters and reflect $39 million in insurance recoveries related to our Redding claims. The 2008 payments relate to our 2006 civil settlement with the federal government.

NOTE 11. INCOME TAXES

In June 2006, the FASB issued FIN 48, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns, which we adopted January 1, 2007. During the nine months ended September 30, 2008, we reduced our estimated liabilities for uncertain tax positions by approximately $16 million (an $18 million reduction related to our continuing operations and a $2 million increase related to our discontinued operations), which amount included $3 million of accrued interest and penalties, principally as a result of the completion of federal and state tax audits. The total amount of unrecognized tax benefits as of September 30, 2008 was $111 million ($44 million related to continuing operations and $67 million related to discontinued operations), which, if recognized, would affect our effective tax rate and income tax expense/benefit from continuing and discontinued operations primarily by reducing our valuation allowance for deferred tax assets.

The cumulative effect of adopting FIN 48 was a $178 million increase to accumulated deficit as of January 1, 2007, $142 million of which was related to an increase in the valuation allowance for deferred tax assets. The total amount of unrecognized tax benefits as of the date of adoption was $199 million ($121 million related to continuing operations and $78 million related to discontinued operations), all of which, if recognized, would affect our effective tax rate and income tax expense/benefit from continuing and discontinued operations. Total accrued interest and penalties on unrecognized tax benefits as of the date of adoption were $92 million. As a result of actions we took during the three months ended March 31, 2007, we reduced our estimated liabilities for uncertain tax positions as of January 1, 2007 (the effective date of FIN 48) by approximately $107 million, which amount included $36 million of accrued interest. This resulted in an income tax benefit of $107 million being recognized as a credit to income tax expense in the Condensed Consolidated Statements of Operations during the three months ended March 31, 2007 ($91 million of which was recognized in continuing operations and $16 million in discontinued operations). Under FIN 48 and SFAS No. 109, “Accounting for Income Taxes,” the actions to reduce our liability for uncertain tax positions could not be taken into consideration in our estimate of the liability and our assessment of the recoverability of deferred tax assets as of January 1, 2007. Accordingly, although the initial impact of establishing the $107 million estimated liability was charged directly to accumulated deficit in shareholders’ equity effective January 1, 2007 and was included in the $178 million cumulative effect adjustment discussed above, the reduction of the liability was recorded as a tax benefit in the Condensed Consolidated Statement of Operations in accordance with FIN 48 because we took the actions to reduce the estimated exposure related to the uncertain tax positions subsequent to January 1, 2007.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense in our Condensed Consolidated Statements of Operations. In addition to the adjustments described above, $6 million of interest and penalties related to accrued liabilities for uncertain tax positions ($2 million related to continuing operations and $4 million related to discontinued operations) and an income tax benefit of $10 million ($2 million related to continuing operations and $8 million related to discontinued operations) related to a redetermination of accrued interest on previously settled federal tax liabilities are included in our Condensed Consolidated Statement of Operations in the nine months ended September 30, 2008. Total accrued interest and penalties on unrecognized tax benefits as of September 30, 2008 were $63 million ($38 million related to continuing operations and $25 million related to discontinued operations).

Income tax expense in the nine months ended September 30, 2008 included the following: (1) an income tax benefit of $18 million in continuing operations to reduce our estimated liabilities for uncertain tax positions, compared to $88 million in the nine months ended September 30, 2007; (2) an income tax benefit of $27 million in continuing operations to decrease the valuation allowance for our deferred tax assets and for other tax adjustments, compared to $17 million of tax expense in the nine months ended September 30, 2007; (3) income tax expense of $2 million in the nine months ended September 30, 2008 in discontinued operations to adjust our estimated liabilities for uncertain tax positions, compared to $17 million of income tax benefit in the nine months ended September 30, 2007; and (4) income tax expense of $1 million in discontinued operations to increase the valuation allowance and for other tax adjustments, compared to $21 million in the nine months ended September 30, 2007.

At September 30, 2008, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss carryforwards of approximately $1.9 billion pretax expiring in 2024 to 2027, (2) approximately $27 million in alternative minimum tax credits with no expiration, and (3) general business credit carryforwards of approximately $12 million expiring in 2023 to 2027.

In connection with an audit of our tax returns for the fiscal years ended May 31, 1998 through the transition period ended December 31, 2002, the IRS issued a statutory notice of tax deficiency asserting an aggregate tax deficiency of $204 million plus interest. This amount does not include an advance tax payment of $85 million we made in December 2006, an overpayment by us of $20 million for one of the years in the audit period, and the impact of our net operating losses from 2004, which would reduce the tax deficiency by $31 million. The principal issues that remain in dispute include the deductibility of a portion of certain civil settlements we paid to the federal government and depreciation expense with respect to certain capital expenditures. We believe our original deductions were appropriate, and we have contested the tax deficiency notice through formal litigation in Tax Court.

The IRS has completed its audit of our tax returns for calendar years 2003 through 2005. The principal disputed issues include the deductibility of a portion of a civil settlement we paid to the federal government and depreciation expense with respect to certain capital expenditures. In connection with that audit, we anticipate paying approximately $28 million of tax and interest in the next 12 months for the seven-month transition period ended December 31, 2002 and for calendar year 2003 to adjust the impact of loss carrybacks from 2004.

We believe we have adequately provided for all probable tax matters presented in these tax disputes, including interest. We presently cannot determine the ultimate resolution of the disputed issues.

NOTE 12. EARNINGS PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings (loss) per common share calculations for income (loss) from continuing operations for the three and nine months ended September 30, 2008 and 2007. Income (loss) is expressed in millions and weighted average shares are expressed in thousands.

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended September 30, 2008
Income available to common shareholders for basic earnings per share	$114	476,898	$0.24
Effect of dilutive stock options and restricted stock units	—	3,891	—

Income available to common shareholders for diluted earnings per share	$114	480,789	$0.24

Three Months Ended September 30, 2007
Loss to common shareholders for basic earnings per share	$(41)	473,984	$(0.08)
Effect of dilutive stock options and restricted stock units	—	—	—

Loss to common shareholders for diluted earnings per share	$(41)	473,984	$(0.08)

Nine Months Ended September 30, 2008
Income available to common shareholders for basic earnings per share	$72	476,091	$0.15
Effect of dilutive stock options and restricted stock units	—	2,571	—

Income available to common shareholders for diluted earnings per share	$72	478,662	$0.15

Nine Months Ended September 30, 2007
Income available to common shareholders for basic earnings per share	$25	473,111	$0.05
Effect of dilutive stock options and restricted stock units	—	1,395

Income available to common shareholders for diluted earnings per share	$25	474,506	$0.05

Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, were not included in the computation of diluted shares for the three and nine months ended September 30, 2008 were 31,427 and 31,556 shares, respectively, and 37,337 shares for the nine months ended September 30, 2007.

All potentially dilutive securities were excluded from the calculation of diluted earnings (loss) per share for the three months ended September 30, 2007 because we did not report income from continuing operations in that period. In circumstances where we do not have income from continuing operations, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations has the effect of making the diluted loss per share less than the basic loss per share. Had we generated income from continuing operations in the three months ended September 30, 2007, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase of 823 shares. Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, would not have been included in the computation of diluted shares if we had income from continuing operations for the three months ended September 30, 2007 were 37,382 shares.

NOTE 13. FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS 157 provides a new definition for fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 as of January 1, 2008 for our financial assets and liabilities that are re-measured and reported at fair value each reporting period. Our financial assets recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by our captive insurance subsidiaries. The adoption of SFAS 157 to our financial assets did not have any impact on our financial results.

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

Even though the adoption of SFAS 157 did not materially impact our financial condition, results of operations or cash flows, we are now required to provide additional disclosures under SFAS 157 as part of our financial statements. The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments Included In:
Investments in Reserve Yield Plus Fund	$48	$—	$48	$—
Investments and other assets	83	52	30	1

	$131	$52	$78	$1

The change in the fair value of our auction rate securities valued using significant unobservable inputs is shown below:

Fair value recorded at December 31, 2007	$2
Adjustment to record reduction in estimated fair value of auction rate securities	(1)

Fair value recorded at September 30, 2008	$1

At September 30, 2008, one of our captive insurance subsidiaries held $2 million (principal value) of auction rate securities whose auctions have failed due to sell orders exceeding buy orders. As a result of the downgraded ratings on certain of these auction rate securities and an illiquid market for these securities for over a year, we have recorded a realized loss of $1 million in investment earnings on our Condensed Consolidated Statement of Operations for the three months ended September 30, 2008 as an other-than-temporary impairment of investments. Fair values using significant other observable inputs were determined using a combination, where applicable, of trading levels of the related operating or holding companies’ credit default swaps, other subordinated and senior securities of the issuers, expected discounted cash flows using LIBOR plus 150 to 200 basis points and a discount from par based on the issuers’ credit ratings.

At September 30, 2008, the fair value of our investments in the Reserve Yield Plus Fund was $48 million. The cost of our investment was $49 million. In mid-September 2008, the net asset value of the Reserve Yield Plus Fund decreased below $1 per share as a result of a valuation of certain investments at zero that the fund held in a company that filed for bankruptcy. Therefore, we recorded a $1 million loss to recognize our pro rata share of the estimated loss in this investment. We have requested the redemption of our investments in the Reserve Yield Plus Fund and expect distributions will occur as the fund’s investments mature or are liquidated. While we expect to receive substantially all of our current holdings in the Reserve Yield Plus Fund, we cannot predict the ultimate timing of when we will receive the funds. Accordingly, we have reclassified our investment from cash and cash equivalents to investments in the Reserve Yield Plus Fund on our Condensed Consolidated Balance Sheet as of September 30, 2008.

NOTE 14. SALES OF INVESTMENTS

Our previously reported sale of our entire interest in Broadlane, Inc. closed as expected during the three months ended September 30, 2008, and we recorded a gain on sale of investment of $126 million in continuing operations in that period. We also sold our interest in a joint venture with a real estate investment trust as part of a previously disclosed settlement of a lease dispute, resulting in a gain of $14 million, which was recorded during the three months ended September 30, 2008 in continuing operations.

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

EXECUTIVE OVERVIEW

We continue to focus on the execution of our operating strategies. While we have seen certain areas of improvement, we are still facing several industry challenges that continue to negatively affect our progress. We are dedicated to improving our patients’, shareholders’ and other stakeholders’ confidence in us. We believe we will accomplish that by providing quality care and generating positive volume growth and earnings at our hospitals.

KEY DEVELOPMENTS

Recent key developments include the following:

•

Closure of Irvine Regional Hospital and Medical Center—In October 2008, we announced plans to close Irvine Regional Hospital and Medical Center, including its emergency room, effective January 15, 2009. We had previously announced our intention to allow our lease for the facility to expire in February 2009; however, the lessor has requested we return the Irvine property as a closed hospital to facilitate the transition of the facility to a replacement operator.

•

Divestiture of Tarzana Hospital—In September 2008, we completed the previously disclosed divestiture of the Tarzana campus of Encino-Tarzana Regional Medical Center in California. Our interest in a joint venture was also sold in connection with that divestiture and as part of our previously disclosed settlement of a lease dispute. The net proceeds will be used for general corporate purposes.

•

Quality Awards—In September 2008, we announced that CIGNA HealthCare, a subsidiary of CIGNA Corporation, awarded 38 of our hospitals with 214 quality designations. In addition, 21 Tenet hospitals received 60 Center of Excellence designations for 2008 from CIGNA HealthCare.

•

Sale of Interest in Broadlane—In August 2008, we completed the previously disclosed sale of our entire interest in Broadlane, Inc. Proceeds were $160 million. Ten percent of the proceeds ($16 million) will be held in escrow and distributed to us over approximately six years. The proceeds will be used for general corporate purposes.

•

Decision to Relocate Our Corporate Headquarters to Downtown Dallas—In August 2008, we announced that we will move our corporate headquarters from north Dallas, Texas to the Fountain Place building in downtown Dallas. The move is expected to occur in the fourth quarter of 2009.

SIGNIFICANT CHALLENGES

As stated above, there are still significant industry-wide challenges that are impacting our operating performance. Below is a summary of these items.

Volumes—Although we have seen some improvements in recent quarters, we have experienced declines in patient volumes over the last several years. We believe the reasons for these declines include, but are not limited to, factors that have affected many hospital companies, including decreases in the demand for invasive cardiac procedures, increased competition and managed care contract negotiations or terminations. Given our geographic concentration, we are also affected by population trends, which have been a particular concern in Florida. In addition, we believe the industry-wide challenges associated with physician recruitment, retention and attrition have also been significant contributors to our past volume declines. Our operations depend on the efforts, abilities and experience of the physicians on the medical staffs of our hospitals, most of whom have no long-term contractual relationship with us. It is essential to our ongoing business that we attract and retain an appropriate number of quality physicians in all specialties on our medical staffs. Although we had a net overall gain in physicians added to our medical staffs during 2007 and thus far in 2008, in some of our markets, physician recruitment and retention are still affected by a shortage of physicians in certain sought-after specialties and the difficulties that physicians experience in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance. Other issues facing physicians, such as proposed decreases in Medicare payments, are forcing them to consider alternatives including relocating their practices or retiring sooner than expected. In some of our markets, we have not been able to attract physicians to our medical staffs at a rate to offset the physicians relocating or retiring.

We continue to take steps to increase patient volumes; however, due to the concentration of our hospitals in California, Florida and Texas, we may not be able to mitigate some factors that contribute to volume declines. One of our initiatives is our Physician Relationship Program, which is centered around understanding the needs of physicians who admit patients both to our hospitals and to our competitors’ hospitals and responding to those needs with changes and improvements in our hospitals and operations. We have targeted capital spending in order to address specific needs or growth opportunities of our hospitals, which is expected to have a positive impact on their volumes. We have also sought to include all of our hospitals in the affected geographic area or nationally when negotiating new managed care contracts, which should result in additional volumes at facilities that were not previously a part of such managed care networks. In addition, we have been completing clinical service line market demand analyses and profitability assessments to determine which services are highly valued that can be emphasized and marketed to improve our operating results. This Targeted Growth Initiative has resulted in some reductions in unprofitable service lines in several locations, which have had a slightly negative impact on our volumes. However, the elimination of these unprofitable service lines will allow us to focus more resources on services that are more profitable.

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

General Economic Conditions—The current tightening in the credit markets and the instability in the banking and financial institution industries has not yet had a material impact on our volumes or our ability to collect outstanding receivables.

We do not have any credit derivatives and typically do not transact business with counterparties who use credit derivatives. In addition, a significant amount of our admissions comes through our emergency rooms and, therefore, is not usually materially impacted by broad economic factors. However, our levels of elective procedures and our ability to collect accounts receivable, due to the related effects of higher unemployment and reductions in commercial managed care enrollment, may be materially impacted if the current economic environment continues. We could also be negatively affected if California, Florida or other states reduce funding of Medicaid and other state healthcare programs.

RESULTS OF OPERATIONS—OVERVIEW

Our results of operations have been and continue to be influenced by industry-wide challenges, including fluctuating volumes, decreased demand for inpatient cardiac procedures and high levels of bad debt, that have negatively affected our revenue growth and operating expenses. We believe our future profitability will be achieved through volume growth, appropriate reimbursement levels and cost control across our portfolio of hospitals. In order to disclose trends using data comparable to the prior year, operating statistics throughout Management’s Discussion and Analysis are presented on a same-hospital basis, where noted, and exclude the results of Coastal Carolina Medical Center and Sierra Providence East Medical Center, for which we do not have a full calendar year of operating results. Below are some of these statistics and financial highlights for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

•

Same-hospital net inpatient revenue per patient day and per admission increased by 3.3% and 1.6%, respectively, primarily due to the effect of higher negotiated levels of reimbursement under our managed care contracts. Same-hospital patient days were flat, while same-hospital admissions increased by 1.7%.

•

Same-hospital net outpatient revenue per visit increased 7.6% and same-hospital outpatient visits increased 1.1%. The increase in revenue per visit is primarily due to the effect of higher negotiated levels of reimbursement under our managed care contracts.

•

Income per share from continuing operations was $0.24 in the current period compared to loss per share of $(0.08) in the prior-year period, which is primarily due to a $140 million net gain on the sales of investments during the three months ended September 30, 2008.

The table below shows the pretax and after-tax impact on continuing operations for the three and nine months ended September 30, 2008 and 2007 of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Expense) Income
Impairment of long-lived assets and goodwill, and restructuring charges	$(1)	$(13)	$(4)	$(24)
Litigation and investigation (costs) benefit	5	(3)	(45)	(1)
Net gain on sales of investments	140	—	140	—

Pretax impact	$144	$(16)	$91	$(25)
Deferred tax asset valuation allowance and other tax adjustments	$47	$(17)	$45	$71
Total after-tax impact	$138	$(26)	$102	$55
Diluted per-share impact of above items	$0.29	$(0.05)	$0.21	$0.11
Diluted earnings (loss) per share, including above items	$0.24	$(0.08)	$0.15	$0.05

LIQUIDITY AND CAPITAL RESOURCES—OVERVIEW

Net cash provided by operating activities was $141 million in the nine months ended September 30, 2008 compared to $214 million in the nine months ended September 30, 2007. Key negative and positive factors contributing to the change in cash provided by operating activities between the 2008 and 2007 periods include the following:

•	Net income tax payments of $3 million in the nine months ended September 30, 2008 compared to refunds of $168 million received in the same period of 2007;

•

Payments of $73 million ($66 million in principal and $7 million in interest) in the nine months ended September 30, 2008 related to our 2006 civil settlement with the federal government compared to no payments during the same period of 2007 because such quarterly payments did not begin until the fourth quarter of 2007;

•

Additional aggregate annual 401(k) matching contributions and annual incentive compensation payments of $20 million ($116 million in the nine months ended September 30, 2008 compared to $96 million in the same period of 2007);

•	Additional cash flows as a result of enhanced management of accounts payable ($81 million) and accounts receivable ($44 million);

•	Insurance recoveries of $46 million in the nine months ended September 30, 2008 related to litigation, which was settled in December 2004, involving our former Redding Medical Center; and

•	Lease termination payments of $9 million in the nine months ended September 30, 2008 associated with the divestiture of the Tarzana campus of Encino-Tarzana Regional Medical Center.

Capital expenditures were $413 million and $441 million during the nine months ended September 30, 2008 and 2007, respectively. Excluding the simultaneous purchase and sale of the Tarzana campus of Encino-Tarzana Regional Medical Center for $89 million, during the nine months ended September 30, 2008, we received proceeds of $71 million from the sales of facilities and other assets related to discontinued operations, primarily from the sales of North Ridge Medical Center, the Encino campus of Encino-Tarzana Regional Medical Center, Garden Grove Hospital and Medical Center, and San Dimas Community Hospital. Proceeds from the sales of facilities and other assets related to discontinued operations during the nine months ended September 30, 2007 aggregated $84 million. We also received proceeds, which are classified as investing activities, during the three months ended September 30, 2008 of $144 million from the sale of our investment in Broadlane, $25 million from the sale of our interest in a joint venture with a real estate investment trust and $8 million from our investment in hospital authority bonds related to previously divested hospitals in the Dallas, Texas area.

Our $800 million senior secured revolving credit facility is collateralized by patient accounts receivable of our acute care and specialty hospitals, and bears interest at our option based on the London Interbank Offered Rate (“LIBOR”) plus 175 basis points or Citigroup’s base rate, as defined in the credit agreement, plus 75 basis points. At September 30, 2008, there were no cash borrowings outstanding under the revolving credit facility, and we had approximately $208 million of letters of credit outstanding. In addition, we had approximately $512 million of cash and cash equivalents on hand as of September 30, 2008.

Although we are currently in compliance with all covenants and conditions in our revolving credit agreement and the indentures governing our senior notes, our borrowing capacity under the revolving credit facility was limited to $460 million at September 30, 2008, based on our eligible receivables and limitations related to our fixed charge coverage ratio under the agreement. (See Note 5 to the Condensed Consolidated Financial Statements.)

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

•	The geographic concentration of our licensed hospital beds;

•	Changes in, or our ability to comply with, laws and government regulations;

•	Our ability to execute our operating strategies and the impact of other factors on our initiatives;

•	Trends affecting our actual or anticipated results that lead to charges adversely affecting our results of operations;

•	Our relative leverage and the amount and terms of our indebtedness;

•	Our ability to identify and execute on measures designed to save or control costs or streamline operations;

•	The availability and terms of debt and equity financing sources to fund the requirements of our business;

•	Changes in our business strategies or development plans;

•	The impact of natural disasters, including our ability to operate facilities affected by such disasters;

•	The ultimate resolution of claims, lawsuits and investigations;

•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care services;

•	Various factors that may increase supply costs;

•	National, regional and local economic and business conditions;

•	Creditworthiness of counterparties to our business transactions;

•	Demographic changes; and

•	Other factors and risk factors referenced in this report and our other public filings.

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

SOURCES OF REVENUE

We receive revenues for patient services from a variety of sources, primarily managed care payers and the federal Medicare program, as well as state Medicaid programs, indemnity-based health insurance companies and self-pay patients (i.e., patients who do not have health insurance and are not covered by some other form of third-party arrangement).

The table below shows the sources of net patient revenues on a same-hospital basis, expressed as percentages of net patient revenues from all sources:

	Three Months Ended September 30,			Nine Months Ended September 30,
Net Patient Revenues from:	2008	2007	Increase (Decrease)(1)	2008	2007	Increase (Decrease)(1)
Medicare	25.0%	25.3%	(0.3)%	25.4%	26.0%	(0.6)%
Medicaid	8.6%	9.5%	(0.9)%	8.5%	8.8%	(0.3)%
Managed care – governmental	13.4%	11.4%	2.0%	13.3%	11.8%	1.5%
Managed care – commercial	41.5%	41.2%	0.3%	41.1%	41.1%	—%
Indemnity, self-pay and other	11.5%	12.6%	(1.1)%	11.7%	12.3%	(0.6)%

(1)	The increase (decrease) is the difference between the 2008 and 2007 percentages shown.

Our payer mix on a same-hospital admissions basis, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended September 30,			Nine Months Ended September 30,
Admissions from:	2008	2007	Increase (Decrease)(1)	2008	2007	Increase (Decrease)(1)
Medicare	29.5%	30.5%	(1.0)%	30.9%	31.9%	(1.0)%
Medicaid	13.0%	12.7%	0.3%	12.5%	12.4%	0.1%
Managed care – governmental	21.2%	19.0%	2.2%	20.8%	18.6%	2.2%
Managed care – commercial	27.0%	28.4%	(1.4)%	26.8%	28.1%	(1.3)%
Indemnity, self-pay and other	9.3%	9.4%	(0.1)%	9.0%	9.0%	—%

(1)	The increase (decrease) is the difference between the 2008 and 2007 percentages shown.

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

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan, is a fee-for-service payment system. The other option, called Medicare Advantage, includes managed care, preferred provider organization, private fee-for-service and specialty plans. The major components of our net patient revenues for services provided to patients enrolled in the Original Medicare Plan for the three and nine months ended September 30, 2008 and 2007 are set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue Descriptions	2008	2007	2008	2007
Diagnosis-related group – operating	$276	$263	$884	$848
Diagnosis-related group – capital	26	26	83	84
Outlier	13	15	48	48
Outpatient	95	85	283	257
Disproportionate share	51	48	156	148
Direct Graduate and Indirect Medical Education	27	25	83	77
Other(1)	29	23	68	47
Adjustments for prior-year cost reports and related valuation allowances	10	20	2	40

Total Medicare net patient revenues	$527	$505	$1,607	$1,549

(1)	The other revenue category includes one skilled nursing facility, inpatient psychiatric units, one inpatient rehabilitation hospital, inpatient rehabilitation units, one long-term acute care hospital, other revenue adjustments, and adjustments related to the estimates for current-year cost reports and related valuation allowances.

In our Annual Report, we explained that we were in continuing discussions with CMS in connection with the graduate medical education (“GME”) full-time equivalent limits and related reimbursement at our Doctors Medical Center in Modesto, California as a result of our 1997 transaction with a county-owned hospital in Modesto. During the three months ended June 30, 2008, we submitted additional information to CMS regarding that transaction. CMS subsequently contacted us and stated that: (1) they continue to disagree with our analysis; and (2) they instructed our fiscal intermediary to reopen settled cost reports to recover indirect medical education and GME payments made to the hospital. During the three months ended September 30, 2008, we submitted additional information for CMS’ consideration in this regard. Also during the three months ended September 30, 2008, we received notices from our fiscal intermediary of its intent to reopen certain cost reports in connection with this matter. We have since received a settlement notice for the hospital’s most recent cost reporting period that reflects a disallowance of all of the hospital’s GME payments. Although we are pursuing a reversal of CMS’ decision, the outcome is uncertain at this time. As a result, in the three months ended June 30, 2008, we recorded an unfavorable adjustment of $17 million ($16 million related to prior years and $1 million related to the current year), and during the three months ended September 30, 2008, we recorded an additional unfavorable adjustment of approximately $1 million related to the current year, which together reflect our estimate of the probable payments subject to recovery.

Medicaid

Medicaid programs are funded by both the federal government and state governments. These programs and the reimbursement methodologies are administered by the states and vary from state to state and from year to year.

Estimated payments under various state Medicaid programs, excluding state-funded managed care Medicaid programs, constituted approximately 8.5% and 8.8% of net patient revenues at our continuing general hospitals for the nine months ended September 30, 2008 and 2007, respectively. These payments are typically based on fixed rates determined by the individual states. We also receive disproportionate share payments under various state Medicaid programs. For the nine months ended September 30, 2008 and 2007, our revenue attributable to disproportionate share payments and other state-funded subsidy payments was approximately $121 million and $128 million, respectively.

Medicaid patient revenues by state for the nine months ended September 30, 2008 are set forth in the table below:

Nine Months Ended September 30, 2008
Florida	$127
California	100
Georgia	64
Missouri	54
Pennsylvania	43
South Carolina	39
Texas	37
North Carolina	19
Nebraska	18
Alabama	17
Louisiana	7
Tennessee	6

$531

In May 2007, CMS issued a final rule, “Medicaid Program; Cost Limit for Providers Operated by Units of Government and Provisions to Ensure the Integrity of the Federal-State Financial Partnership,” that places limits and restrictions on Medicaid reimbursement to safety-net hospitals. A one-year moratorium on implementation of the final rule was included in the federal fiscal year (“FFY”) 2007 Supplemental Appropriations Act, which meant that the rule could not take effect before May 25, 2008. On May 21, 2008, CMS announced that it was voluntarily extending the moratorium for an additional 60 days, then in June 2008, the moratorium was extended through March 31, 2009 as part of the FFY 2008 Supplemental Appropriations Act. We cannot predict what further action, if any, Congress or CMS may take to extend the moratorium or implement the final rule. However, the provisions of the rule could materially reduce the amount of Medicaid payments we receive in the future.

Also in May 2007, CMS issued a proposed rule clarifying that the agency would no longer provide federal Medicaid matching funds for GME purposes; however, the FFY 2007 Supplemental Appropriations Act contained language that placed a one-year moratorium on any such restriction. The moratorium was scheduled to expire on May 23, 2008. On May 21, 2008, CMS announced that it was voluntarily extending the moratorium for an additional 60 days, then in June 2008, the moratorium was extended through March 31, 2009 as part of the FFY 2008 Supplemental Appropriations Act. We cannot predict what further action, if any, Congress or CMS will take on this issue.

Further, many states in which we operate are facing budgetary challenges that pose a threat to Medicaid funding levels to hospitals and other providers. In Georgia, we estimate that the rebasing of Medicaid diagnosis-related group rates that became effective on January 1, 2008 will reduce total Medicaid payments to our hospitals by approximately $36 million in 2008. In Florida, the legislature enacted changes that further reduced the amount of Medicaid funding for providers in that state effective July 1, 2008. We estimate that the annual impact of these changes on our Florida hospitals will be approximately $7 million. On September 23, 2008, the Governor of California signed into law a budget containing more than $544 million in reductions to Medi-Cal, the state’s Medicaid program, for the fiscal year beginning July 1, 2008. Under the budget, a 10% reduction to certain Medi-Cal provider payments is in effect until March 1, 2009, when the 10% reduction will be reduced to 1%. At this time, we estimate that these payment reductions will reduce our revenues by approximately $9 million in 2009. The reductions also apply to capitation payments to Medi-Cal managed care plans; however, we cannot estimate at this time what impact the reductions will have on such payments. In addition to provider payment reductions, the budget includes payment deferrals and reductions in coverage. Although most states addressed projected 2008/2009 budgetary gaps in their final budgets, because of the recent economic downturn, many states are facing mid-year budget gaps that could result in additional reductions to Medicaid payments, coverage and eligibility. We cannot predict the extent of the impact on our hospitals of future actions the states might take to address additional shortfalls. Although legislation has been introduced to provide additional federal funding to states facing budgetary shortfalls, we cannot predict what action Congress will take on the legislation and the impact, if any, of such legislation on our hospitals.

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

As a result of recent legislation affecting wage index reclassifications, CMS did not have sufficient time between the passage of the legislation and the deadline for publication of the Final Rule to recalculate wage indices based on the new reclassification data. On September 29, 2008, CMS issued the Final FFY 2009 Rates Notice (“2009 Rate Notice”), which contains the final FFY 2009 wage indices and payment rates. In addition to revising the wage indices and standardized amounts, the cost outlier threshold was further reduced to $20,045.

CMS projects that the combined impact of the final payment and policy changes will yield an average 5.2% increase in payments for hospitals in large urban areas (populations over 1 million). This includes CMS’ estimate of a 1.8% increase in payments resulting from improved coding and documentation. Based on an analysis of the payment and policy changes in the Final Rule, including the impact of the 2009 Rate Notice, as applied to our hospitals, the estimated annual impact is an increase in our Medicare inpatient revenues of approximately $45 million. Because of the uncertainty of other factors that may influence our future IPPS payments by individual hospital, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding this estimate.

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

Proposed Payment and Policy Changes to the Medicare Inpatient Rehabilitation Facility Prospective Payment System

On July 31, 2008, CMS issued the Final Rule for the Medicare Inpatient Rehabilitation Facility (“IRF”) Prospective Payment System (“PPS”) for FFY 2009 (“IRF-PPS Final Rule”). The IRF-PPS Final Rule includes the following payment and policy changes:

•	An increase in the outlier threshold for high cost outlier cases from $7,362 to $10,250; and

•	An update to the case-mix group relative weights and average length of stay values using FFY 2006 data.

CMS is also implementing the following statutorily mandated provisions of the Medicare, Medicaid and SCHIP Extension Act of 2007:

•	A compliance threshold held at 60% for cost reporting periods beginning on or after July 1, 2006;

•	A continuation of counting comorbidities when determining an IRF’s compliance with the threshold; and

•	An update to the IRF PPS payment rate equal to 0% effective for discharges beginning on and after April 1, 2008 through FFY 2009.

At September 30, 2008, we operated one inpatient rehabilitation hospital, and 13 of our general hospitals in continuing operations operated inpatient rehabilitation units. CMS projects that the payment and policy changes will result in an estimated total decrease in aggregate IRF payments of $40 million or 0.7% of total IRF-PPS payments for FFY 2009. This decrease is due to the update to the outlier threshold amount to reduce estimated outlier payments from 3.7% for FFY 2008 to 3.0% for FFY 2009. We do not believe that the statutorily mandated or IRF-PPS Final Rule changes will have a material impact on our net operating revenues. Because of the uncertainty of the factors that may influence our future IRF payments, including admission volumes, length of stay and case mix, and the impact of compliance with the IRF admission criteria, we cannot provide any assurances regarding our estimate of the impact of these changes.

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

At September 30, 2008, 14 of our general hospitals in continuing operations operated inpatient psychiatric units. CMS projects that the combined impact of the payment changes will yield an average 2.5% increase in payments for all IPFs (including psychiatric units in acute care hospitals), and an average 0.4% increase in payments for psychiatric units of acute care hospitals located in urban areas. Using the urban unit impact percentage as applied to our Medicare IPF payments for the 12 months ended June 30, 2008, we do not believe the payment changes will have a material impact on our net operating revenues. Because of the uncertainty of the factors that may influence our future IPF payments, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate of the impact of these changes.

Payment and Policy Changes to the Medicare Hospital Outpatient Prospective Payment System

On October 30, 2008, CMS issued the Final Changes to the Hospital Outpatient Prospective Payment System and Calendar Year 2009 Payment Rates (“OPPS Final Rule”). The OPPS Final Rule includes the following payment and policy changes:

•	A 3.6% inflation update in Medicare payment rates for hospital outpatient services paid under the outpatient prospective payment system (“OPPS”);

•

For purposes of the calendar year (“CY”) 2010 update, an increase in the number of measures that hospitals are required to report to receive the full CY 2010 market basket update from four measures in CY 2008 to 11 measures in CY 2009; and

•

Making a single payment for multiple services of a particular type (such as multiple ultrasound procedures) performed in a single hospital session (in addition to ultrasound, CMS will apply this policy to computed tomography and magnetic resonance imaging services).

CMS projects that the combined impact of the payment and policy changes in the OPPS Final Rule will yield an average 3.9% increase in payments for all hospitals and an average 4.1% increase in payments for hospitals in large urban areas (populations over 1 million). We estimate that the changes will result in an annual increase in our Medicare outpatient revenues of approximately $8 million. Because of the uncertainty regarding other factors that may influence our future OPPS payments, including volumes and case mix, we cannot provide any assurances regarding this estimate.

Payments for Emergency Health Services Provided to Undocumented Aliens

Section 1011 of the Medicare Modernization Act of 2003 provides $250 million each year for FFYs 2005-2008 to eligible providers for emergency services furnished to undocumented and other specified aliens. The statutory authorization for the funding of that program expired on September 30, 2008, although CMS indicated that payments to providers would continue after that date until all allocated funds are exhausted. The fiscal intermediary assigned to process the Section 1011 claims recently announced that CMS has approved payment for medical services delivered on or before December 31, 2008. In addition, legislation has been introduced in Congress that would provide $200 million each year to continue the payments in FFYs 2009 and 2010. We cannot predict whether this legislation will be enacted or when currently allocated funds will be exhausted. Our hospitals received approximately $8 million in Section 1011 payments in calendar year 2007.

Proposed TRICARE Prospective Payment System for Hospital Outpatient Services

TRICARE is the managed care component of the U.S. Department of Defense (“DOD”) Military Health System. It provides benefits to active duty members of the United States armed services, including some National Guard and Reserve members, and military retirees, as well as their dependents. TRICARE brings together the health care resources of the uniformed services and supplements them with networks of civilian health care professionals, institutions, pharmacies and suppliers.

In Section 707 of the National Defense Authorization Act for Fiscal Year 2002, Congress mandated that TRICARE payment methods and amounts for institutional care should be determined, to the extent practicable, in accordance with the same reimbursement rules used by Medicare. Medicare outpatient reimbursement amounts are generally lower than current TRICARE rates. On April 1, 2008, the DOD issued a proposed rule to implement a prospective payment system for hospital outpatient services under TRICARE that is modeled after the Medicare outpatient prospective payment system. The DOD has not issued the final rule, and negotiations are ongoing between Congress and the DOD that could delay implementation of the final rule or modify its terms. We estimate that implementation of the new outpatient payment system as proposed could reduce annual TRICARE payments to our hospitals by approximately $12 million. Because of the uncertainty regarding the proposals and other factors that may influence our future TRICARE outpatient payments, including volumes and case mix, we cannot provide any assurances regarding this estimate.

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

The amount of our managed care net patient revenue during the nine months ended September 30, 2008 and 2007 was $2.6 billion and $2.4 billion, respectively. Approximately 61% of our managed care net patient revenues for the nine months ended September 30, 2008 was derived from our top ten managed care payers. National payers generate approximately 44% of our total net managed care revenues. The remainder comes from regional or local payers. At September 30, 2008 and December 31, 2007, approximately 55% and 52%, respectively, of our net accounts receivable related to continuing operations were due from managed care payers.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have had thirteen consecutive quarters of improved year-over-year managed care pricing, we expect some moderation in the pricing percentage increases in the future.

Through the nine months ended September 30, 2008, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 49% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self-pay accounts pose significant collectability problems. At both September 30, 2008 and December 31, 2007, approximately 9% of our net accounts receivable related to continuing operations were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients. We have performed systematic analyses to focus our attention on drivers of bad debt for each hospital. While emergency department use is the primary contributor to our provision for doubtful accounts in the aggregate, this is not the case at all hospitals. As a result, we are increasing our focus on targeted initiatives that concentrate on non-emergency department patients. These initiatives are intended to promote process efficiencies in working self-pay accounts we deem highly collectible. This is just one example of our continuous improvement efforts dedicated to modifying and refining our processes, enhancing our technology and improving staff training throughout the revenue cycle in an effort to increase collections and reduce accounts receivable.

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

We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. Charity care gross charges for the three months ended September 30, 2008 and 2007 were $148 million and $161 million, respectively, and $448 million and $486 million for the nine months ended September 30, 2008 and 2007, respectively. Both the cost of providing these benefits and the forgone revenue under our Compact would be substantially less than the gross charge amounts.

RESULTS OF OPERATIONS

The following two tables summarize our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net operating revenues:
General hospitals	$2,099	$1,992	$6,341	$5,961
Other operations	59	49	127	129

Net operating revenues	2,158	2,041	6,468	6,090
Operating expenses:
Salaries, wages and benefits	952	906	2,849	2,709
Supplies	380	347	1,140	1,053
Provision for doubtful accounts	166	155	466	427
Other operating expenses, net	504	469	1,480	1,400
Depreciation and amortization	94	84	277	253
Impairment of long-lived assets and goodwill, and restructuring charges	1	13	4	24
Litigation and investigation costs (benefit)	(5)	3	45	1

Operating income	$66	$64	$207	$223

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net operating revenues:
General hospitals	97.3%	97.6%	98.0%	97.9%
Other operations	2.7%	2.4%	2.0%	2.1%

Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	44.1%	44.4%	44.0%	44.5%
Supplies	17.6%	17.0%	17.6%	17.3%
Provision for doubtful accounts	7.7%	7.6%	7.2%	7.0%
Other operating expenses, net	23.4%	23.0%	22.9%	23.0%
Depreciation and amortization	4.3%	4.1%	4.3%	4.1%
Impairment of long-lived assets and goodwill, and restructuring charges	—%	0.6%	0.1%	0.4%
Litigation and investigation costs (benefit)	(0.2)%	0.2%	0.7%	—%

Operating income	3.1%	3.1%	3.2%	3.7%

Net operating revenues of our continuing general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (primarily rental income, management fee revenue and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) rehabilitation hospitals and (3) a long-term-care facility. Only one of our individual hospitals represented more than 5% (approximately 5.2%) of our net operating revenues for the nine months ended September 30, 2008, and none represented more than 5% of our total assets, excluding goodwill and intercompany receivables, at September 30, 2008.

Net operating revenues from our other operations were $59 million and $49 million for the three months ended September 30, 2008 and 2007, respectively, and $127 million and $129 million in the nine months ended September 30, 2008 and 2007, respectively. Equity earnings for unconsolidated affiliates, included in our net operating revenues from other operations, were $4 million and $5 million for the three months ended September 30, 2008 and 2007, respectively, and $11 million and $17 million for the nine months ended September 30, 2008 and 2007, respectively.

The table below shows certain selected historical operating statistics for our continuing general hospitals:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Increase (Decrease)		2008	2007	Increase (Decrease)
	(Dollars in Millions, Except Per Patient Day, Per Admission and Per Visit Amounts)
Net inpatient revenues(1)	$1,414	$1,364	3.7%		$4,297	$4,095	4.9%
Net outpatient revenues(1)	$664	$604	9.9%		$1,945	$1,777	9.5%
Number of general hospitals (at end of period)	50	49	1	(2)	50	49	1	(2)
Licensed beds (at end of period)	13,531	13,465	0.5%		13,531	13,465	0.5%
Average licensed beds	13,536	13,465	0.5%		13,502	13,441	0.5%
Utilization of licensed beds(3)	51.0%	51.1%	(0.1	)%(2)	53.5%	53.4%	0.1	%(2)
Patient days	634,755	633,232	0.2%		1,980,633	1,957,776	1.2%
Adjusted patient days(4)	930,381	910,737	2.2%		2,853,234	2,783,403	2.5%
Net inpatient revenue per patient day	$2,228	$2,154	3.4%		$2,170	$2,092	3.7%
Admissions(5)	130,545	127,767	2.2%		398,610	390,808	2.0%
Adjusted patient admissions(4)	192,799	185,170	4.1%		578,597	559,390	3.4%
Net inpatient revenue per admission	$10,832	$10,676	1.5%		$10,780	$10,478	2.9%
Average length of stay (days)	4.9	5.0	(0.1	)(2)	5.0	5.0	—	(2)
Surgeries	91,407	90,327	1.2%		271,193	268,082	1.2%
Net outpatient revenue per visit	$692	$639	8.3%		$675	$623	8.3%
Outpatient visits	959,222	943,706	1.6%		2,881,757	2,853,775	1.0%

(1)	Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $65 million and $70 million for the three months ended September 30, 2008 and 2007, respectively, and $200 million and $207 million for the nine months ended September 30, 2008 and 2007, respectively. Net outpatient revenues include self-pay revenues of $90 million for both of the same three-month periods, and $272 million and $248 million for the same nine-month periods, respectively.

(2)	The change is the difference between the 2008 and 2007 amounts shown.
(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.
(4)	Adjusted patient admissions/days represent actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the result by gross inpatient revenues.
(5)	Self-pay admissions represent 4.9% and 4.7% of total admissions for the three months ended September 30, 2008 and 2007, respectively, and 4.6% and 4.4% for the nine months ended September 30, 2008 and 2007, respectively. Charity care admissions represent 1.7% and 2.1% of total admissions for the three months ended September 30, 2008 and 2007, respectively, and 1.8% and 2.0% for the nine months ended September 30, 2008 and 2007, respectively.

The table below shows certain selected historical operating statistics for our continuing general hospitals on a same-hospital basis. We have excluded two hospitals from the same-hospital statistics for the three and nine months ended September 30, 2008 and 2007. The hospitals excluded are Coastal Carolina Medical Center and Sierra Providence East Medical Center, for which we do not have a full calendar year of operating results.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Increase (Decrease)		2008	2007	Increase (Decrease)
	(Dollars in Millions, Except Per Patient Day, Per Admission and Per Visit Amounts)
Net inpatient revenues(1)	$1,406	$1,361	3.3%		$4,283	$4,092	4.7%
Net outpatient revenues(1)	$653	$600	8.8%		$1,926	$1,773	8.6%
Number of general hospitals (at end of period)	48	48	—	(2)	48	48	—	(2)
Licensed beds (at end of period)	13,380	13,424	(0.3)%		13,380	13,424	(0.3)%
Average licensed beds	13,385	13,424	(0.3)%		13,400	13,423	(0.2)%
Utilization of licensed beds(3)	51.3%	51.1%	0.2	%(2)	53.7%	53.4%	0.3	%(2)
Patient days	631,142	631,343	—%		1,973,475	1,955,887	0.9%
Adjusted patient days(4)	921,684	905,645	1.8%		2,834,581	2,778,311	2.0%
Net inpatient revenue per patient day	$2,228	$2,156	3.3%		$2,170	$2,092	3.7%
Admissions(5)	129,576	127,373	1.7%		396,764	390,414	1.6%
Adjusted patient admissions(4)	190,569	184,108	3.5%		573,955	558,328	2.8%
Net inpatient revenue per admission	$10,851	$10,685	1.6%		$10,795	$10,481	3.0%
Average length of stay (days)	4.9	5.0	(0.1	)(2)	5.0	5.0	—	(2)
Surgeries	90,871	89,849	1.1%		270,099	267,604	0.9%
Net outpatient revenue per visit	$692	$643	7.6%		$677	$624	8.5%
Outpatient visits	943,410	933,313	1.1%		2,843,709	2,843,382	—%

(1)	Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $65 million and $70 million for the three months ended September 30, 2008 and 2007, respectively, and $199 million and $207 million for the nine months ended September 30, 2008 and 2007, respectively. Net outpatient revenues include self-pay revenues of $87 million and $88 million for the same three-month periods, respectively, and $266 million and $247 million for the same nine-month periods, respectively.
(2)	The change is the difference between the 2008 and 2007 amounts shown.
(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.
(4)	Adjusted patient admissions/days represent actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the result by gross inpatient revenues.
(5)	Self-pay admissions represent 4.9% and 4.7% of total admissions for the three months ended September 30, 2008 and 2007, respectively, and 4.6% and 4.4% for the nine months ended September 30, 2008 and 2007, respectively. Charity care admissions represent 1.7% and 2.1% of total admissions for the three months ended September 30, 2008 and 2007, respectively, and 1.8% and 2.0% for the same nine-month periods, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

Revenues

During the three months ended September 30, 2008, net operating revenues from continuing operations increased 5.7% compared to the three months ended September 30, 2007.

Our same-hospital net inpatient revenues for the three months ended September 30, 2008 increased by 3.3% compared to the three months ended September 30, 2007. There were various positive and negative factors impacting our net inpatient revenues.

Key positive factors include:

•

Improved managed care pricing as a result of renegotiated contracts, partially offset by the reduction in stop-loss payments to $56 million in the current-year period from $66 million in the prior-year period; and

•	An increase in total admissions.

Key negative factors include:

•	A decrease in commercial managed care admissions;

•	A decrease in disproportionate share revenues under various states’ Medicaid programs to $40 million in the current-year period from $47 million in the prior-year period; and

•

Favorable adjustments for prior-year cost reports and related valuation allowances of $10 million in the three months ended September 30, 2008 compared to $21 million in the three months ended September 30, 2007.

Same-hospital admissions for the three months ended September 30, 2008 increased by 1.7% compared to the three months ended September 30, 2007 primarily due to net volume increases in many of the service lines emphasized by our Targeted Growth Initiative, psychiatric volumes at a facility we acquired in Modesto, California in November 2007, and a net growth in physicians resulting from our general focus on recruitment efforts and our targeted physician recruitment strategies at various hospitals for specific service lines, partially offset by lower invasive cardiac procedures.

Same-hospital net outpatient revenues during the three months ended September 30, 2008 increased 8.8% compared to the three months ended September 30, 2007, and outpatient visits increased 1.1% in the 2008 period. The primary reason for the same-hospital net outpatient revenue increase is improved managed care pricing. Outpatient visits increased due to expansions of services in some locations and our organic growth efforts.

Salaries, Wages and Benefits

Salaries, wages and benefits expense as a percentage of net operating revenues decreased 0.3% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Salaries, wages and benefits per adjusted patient day increased approximately 2.9% in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The increase is primarily due to merit increases for our employees, increased annual incentive compensation costs, increased health benefits and retirement plans costs, and hurricane-related labor costs, partially offset by a decline in full-time employee headcount, a decline in contract labor expenses and stock-compensation expense, and improved workers’ compensation loss experience.

As of September 30, 2008, approximately 21% of the employees at our hospitals and related health care facilities in both continuing and discontinued operations were represented by labor unions. Labor relations at our facilities generally have been satisfactory. We, and the hospital industry in general, are continuing to see an increase in the amount of union activity across the country. As union activity increases at our hospitals, our salaries, wages and benefits expense may increase more rapidly than our net operating revenues.

In 2007, we completed the renegotiation of collective bargaining agreements with the California Nurses Association (“CNA”) and the Service Employees International Union (“SEIU”) that cover nurses and other employees at 10 of our continuing general hospitals in California and three of our continuing general hospitals in Florida. These agreements set stable and competitive wage increases within our budgeted expectations. We also entered into separate “peace accords” with both the CNA and the SEIU that provide each union with limited access to attempt to organize certain of our employees and establish specific guidelines for the parties to follow with respect to organizing activities. The CNA and the SEIU have since commenced union organizing activities at several of our hospitals.

To date, we have granted the CNA access to three of our hospitals in Houston, Texas – Cypress Fairbanks Medical Center, Park Plaza Hospital and Houston Northwest Medical Center – pursuant to the terms of our peace accord with the CNA. We are currently engaged in collective bargaining with the CNA at Cypress Fairbanks Medical Center after registered nurses at that facility voted 119-111 in favor of representation by the CNA in March 2008 and the results of that election were certified by the National Labor Relations Board (“NLRB”) in May 2008. In August 2008, two registered nurses from Cypress Fairbanks Medical Center and Park Plaza Hospital, with the help of the National Right to Work Legal Defense Foundation, filed unfair labor practice charges against us and the CNA with the NLRB. The charges allege that our peace accord with the CNA violates federal rules prohibiting employer-dominated unions and improperly restricts nurses from speaking out against the union. The filing also claims that the peace accord subverts the NLRB’s role by stipulating that an arbitrator will resolve conflicts rather than federal board representatives. The NLRB is investigating the claims and we have responded to the charges; however, we presently cannot determine the ultimate resolution of this matter. Separately, we are continuing to defend our actions in connection with the SEIU’s failed attempt to organize employees at our Saint Francis Hospital in Memphis, Tennessee. A trial in that matter is expected to commence in January 2009. We do not anticipate that organizing efforts by any labor union will have a material adverse effect on our results of operations.

Included in salaries, wages and benefits expense in the three months ended September 30, 2008 is $7 million of stock-based compensation expense compared to $9 million in the three months ended September 30, 2007.

Supplies

Supplies expense as a percentage of net operating revenues increased by 0.6% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, while supplies expense per adjusted patient day increased approximately 7.2% in the three months ended September 30, 2008 compared to the same period in 2007. This increase in supplies expense per adjusted patient day reflects higher costs for orthopedics and implants due to increased volumes, inflation and technology improvements, higher pharmaceutical costs due to a shift in the mix of services at some of our hospitals and higher surgical supply costs due to an increase in surgeries, partially offset by lower cardiovascular costs, which resulted from a decrease in cardiovascular procedures.

We strive to control supplies expense through product standardization, bulk purchases, contract compliance, improved utilization and operational improvements that should minimize waste. The items of current cost reduction focus continue to be cardiac stents and pacemakers, orthopedics and implants, and high-cost pharmaceuticals. We also utilize the group-purchasing strategies and supplies-management services of Broadlane, a company that offers group-purchasing procurement strategy, outsourcing and e-commerce services to the health care industry.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net operating revenues was 7.7% for the three months ended September 30, 2008 compared to 7.6% for the three months ended September 30, 2007. Improved point-of-service collections and improved insurance balances by aging category are partially mitigating the negative impact on bad debts as a result of the growth in self-pay accounts assigned to our collection agencies, a slight decline in self-pay collection trends since the first half of 2008, pricing increases and improved charge capture in our emergency departments.

The table below shows the net accounts receivable and allowance for doubtful accounts by payer at September 30, 2008 and December 31, 2007:

	September 30, 2008			December 31, 2007
	Accounts Receivable Before Allowance For Doubtful Accounts	Allowance For Doubtful Accounts	Net	Accounts Receivable Before Allowance For Doubtful Accounts	Allowance For Doubtful Accounts	Net
Medicare	$158	$—	$158	$163	$—	$163
Medicaid	123	—	123	134	—	134
Net cost report settlements payable and valuation allowances	(30)	—	(30)	(15)	—	(15)
Commercial managed care	545	75	470	530	82	448
Governmental managed care	183	—	183	170	—	170
Self-pay uninsured	193	150	43	193	154	39
Self-pay balance after	131	66	65	131	68	63
Estimated future recoveries from accounts assigned to collection agencies	38	—	38	33	—	33
Other	195	50	145	208	60	148

Total continuing operations	1,536	341	1,195	1,547	364	1,183
Total discontinued operations	218	57	161	279	77	202

	$1,754	$398	$1,356	$1,826	$441	$1,385

A significant portion of our provision for doubtful accounts relates to self-pay patients. Collection of accounts receivable has been a key area of focus, particularly over the past several years, as we have experienced adverse changes in our business mix. Our current estimated collection rate on self-pay accounts is approximately 35%, including collections from point-of-service through collections by our in-house collection agency or external collection vendors. This self-pay collection rate includes payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being classified and assigned to our in-house self-pay collection group. The comparable self-pay collection percentage as of December 31, 2007 was approximately 36%.

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

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated collection rate on managed care accounts was approximately 98% as of both September 30, 2008 and December 31, 2007, which includes collections from point-of-service through collections by our in-house collection agency or external collection vendors.

We continue to focus on revenue cycle initiatives to improve cash flow. One specific initiative that was started during the three months ended September 30, 2006 and is expected to be completed in 2009 is the Center for Patient Access Services, which is a centralized dedicated operation that performs financial clearance, including completing insurance eligibility checks, documenting verification of benefits, providing required notifications to managed care payers, obtaining pre-authorizations when necessary and contacting the patient to offer pre-service financial counseling. Although we continue to improve our methodology for evaluating the collectability of our accounts receivable, we may incur future charges if there are unfavorable changes in the trends affecting the net realizable value of our accounts receivable.

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”), and (4) accounts receivable aging. The following tables present the approximate aging by payer of our continuing operations’ net accounts receivable of $1.225 billion and $1.198 billion, excluding cost report settlements payable and valuation allowances of $30 million and $15 million, at September 30, 2008 and December 31, 2007, respectively:

	September 30, 2008
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	95%	62%	76%	33%	68%
61-120 days	4%	25%	13%	25%	16%
121-180 days	1%	13%	6%	12%	7%
Over 180 days	—%	—%	5%	30%	9%

Total	100%	100%	100%	100%	100%

	December 31, 2007
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	96%	63%	76%	34%	69%
61-120 days	3%	25%	14%	25%	16%
121-180 days	1%	12%	5%	12%	7%
Over 180 days	—%	—%	5%	29%	8%

Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations were 51 days at September 30, 2008 compared to 52 days at December 31, 2007. AR Days at September 30, 2008 and December 31, 2007 are within our target of less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the relevant quarter divided by our revenue from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

As of September 30, 2008, we had a cumulative total of patient account assignments dating back at least three years or older of approximately $4.9 billion related to our continuing operations being pursued by our in-house and outside collection agencies or vendors. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts at collection agencies is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from our Medical Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under our MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 80% of all accounts in our MEP are ultimately approved for benefits under a government program such as Medicaid.

The following table shows the approximate amount of net accounts receivable in our MEP, still awaiting determination of eligibility under a government program at September 30, 2008 and December 31, 2007 by aging category:

	September 30, 2008	December 31, 2007
0-60 days	$79	$59
61-120 days	17	15
121-180 days	5	6
Over 180 days(1)	—	—

Total	$101	$80

(1)	Includes accounts receivable of $10 million at both September 30, 2008 and December 31, 2007 that are fully reserved.

Other Operating Expenses

Other operating expenses as a percentage of net operating revenues increased by 0.4% for the three months ended September 30, 2008 compared to the same period in 2007. Other operating expenses per adjusted patient day increased approximately 5.2% in the three months ended September 30, 2008 compared to the same period in 2007 primarily due to higher physician fees, contracted services, repair and maintenance costs, utility costs and hurricane-related costs, partially offset by lower consulting costs and malpractice expense. Malpractice expense was $31 million for the three months ended September 30, 2008 compared to $38 million for the three months ended September 30, 2007. The decrease in malpractice expense is primarily attributable to improved claims experience, partially offset by $4 million of incremental expense related to the lower interest rate environment, which increased the discounted present value of projected future liabilities.

Impairment of Long-Lived Assets and Goodwill and Restructuring Charges

During the three months ended September 30, 2008, we recorded net impairment and restructuring charges of $1 million compared to $13 million during the three months ended September 30, 2007. See Note 4 to the Condensed Consolidated Financial Statements for additional detail of these charges and related liabilities.

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

Litigation and Investigation Costs (Benefit)

Litigation and investigation costs (benefit) in continuing operations for the three months ended September 30, 2008 were $(5) million compared to $3 million for the three months ended September 30, 2007. See Note 10 to the Condensed Consolidated Financial Statements for additional detail about these amounts and related liabilities.

Net Gain on Sales of Investments

During the three months ended September 30, 2008, we recorded net gains of $126 million on the sale of our entire interest in Broadlane and $14 million on the sale of our interest in a joint venture with a real estate investment trust. See Note 14 to the Condensed Consolidated Financial Statements for additional detail about these amounts.

Income Tax (Expense) Benefit

During the three months ended September 30, 2008, we recorded an income tax (expense) benefit of $4 million compared to $(10) million during the three months ended September 30, 2007. See Note 11 to the Condensed Consolidated Financial Statements for additional detail about these amounts.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

Revenues

During the nine months ended September 30, 2008, net operating revenues from continuing operations increased 6.2% compared to the nine months ended September 30, 2007.

Our same-hospital net inpatient revenues for the nine months ended September 30, 2008 increased by 4.7% compared to the nine months ended September 30, 2007. There were various positive and negative factors impacting our net inpatient revenues.

Key positive factors include:

•

Improved managed care pricing as a result of renegotiated contracts, partially offset by the reduction in stop-loss payments to $185 million in the current-year period from $205 million in the prior-year period;

•	An increase in total admissions and patient days; and

•	Revenue of $6 million recognized by our Philadelphia hospitals related to 2007 that was approved for distribution to us in 2008 by a Philadelphia HMO in which we hold a minority ownership interest.

Key negative factors include:

•	A decrease in commercial managed care admissions; and

•	A decrease in disproportionate share revenues under various states’ Medicaid programs to $121 million in the current-year period from $128 million in the prior-year period;

•

Favorable adjustments for prior-year cost reports and related valuation allowances of $2 million in the nine months ended September 30, 2008 compared to $46 million in the nine months ended September 30, 2007.

Same-hospital admissions for the nine months ended September 30, 2008 increased by 1.6% compared to the nine months ended September 30, 2007 primarily due to net volume increases in many of the service lines emphasized by our Targeted Growth Initiative, psychiatric volumes at a facility we acquired in Modesto, California in November 2007, and a net growth in physicians resulting from our general focus on recruitment efforts and our targeted physician recruitment strategies at various hospitals for specific service lines, partially offset by lower invasive cardiac procedures.

Same-hospital net outpatient revenues during the nine months ended September 30, 2008 increased 8.6% compared to the nine months ended September 30, 2007. The primary reason for this increase is improved managed care pricing.

Salaries, Wages and Benefits

Salaries, wages and benefits expense as a percentage of net operating revenues decreased 0.5% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Salaries, wages and benefits per adjusted patient day increased 2.6% in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase is primarily due to merit increases for our employees, increased annual incentive compensation costs, increased health benefits and retirement plans costs, and hurricane-related labor costs, partially offset by a decline in full-time employee headcount, a decline in contract labor expenses and stock compensation expense, and improved workers’ compensation loss experience.

Included in salaries, wages and benefits expense in the nine months ended September 30, 2008 is $27 million of stock-based compensation expense compared to $31 million in the nine months ended September 30, 2007.

Supplies

Supplies expense as a percentage of net operating revenues increased by 0.3% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, while supplies expense per adjusted patient day increased approximately 5.6% in the nine months ended September 30, 2008 compared to the same period in 2007. This increase in supplies expense per adjusted patient day reflects higher costs for orthopedics and implants due to increased volumes, inflation and technology improvements, and higher surgical supply costs due to an increase in surgeries, partially offset by lower cardiovascular supply costs, which resulted from a decrease in cardiovascular procedures.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net operating revenues was 7.2% for the nine months ended September 30, 2008 compared to 7.0% for the nine months ended September 30, 2007. Improved point-of-service collections and improved insurance balances by aging category are partially mitigating the negative impact on bad debts as a result of pricing increases and improved charge capture in our emergency departments.

Other Operating Expenses

Other operating expenses as a percentage of net operating revenues decreased by 0.1% for the nine months ended September 30, 2008 compared to the same period in 2007. Other operating expenses per adjusted patient day increased by approximately 3.1% in the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to higher physician fees and contracted services and a $7 million gain on the sale of a medical office building in Florida in 2007, which reduced other operating expenses, partially offset by lower information systems implementation costs, consulting costs and malpractice expense. Malpractice expense was $110 million for the nine months ended September 30, 2008 compared to $127 million for the nine months ended September 30, 2007. The decrease in malpractice expense is primarily attributable to improved claims experience, partially offset by $12 million of incremental expense related to the lower interest rate environment, which increased the discounted present value of projected future liabilities.

Impairment of Long-Lived Assets and Goodwill and Restructuring Charges

During the nine months ended September 30, 2008, we recorded net impairment and restructuring charges of $4 million compared to $24 million during the nine months ended September 30, 2007. See Note 4 to the Condensed Consolidated Financial Statements for additional detail of these charges and related liabilities.

Litigation and Investigation Costs

Litigation and investigation costs in continuing operations for the nine months ended September 30, 2008 were $45 million compared to $1 million for the nine months ended September 30, 2007. The 2008 costs primarily relate to a change in our estimated liability for wage and hour lawsuits and other unrelated employment matters further described in Note 10 to the Condensed Consolidated Financial Statements.

Net Gain on Sales of Investments

During the nine months ended September 30, 2008, we recorded net gains of $126 million on the sale of our entire interest in Broadlane and $14 million on the sale of our interest in a joint venture with a real estate investment trust. See Note 14 to the Condensed Consolidated Financial Statements for additional detail about these amounts.

Income Tax Benefit

During the nine months ended September 30, 2008, we recorded an income tax benefit of $19 million compared to $83 million during the nine months ended September 30, 2007. See Note 11 to the Condensed Consolidated Financial Statements for additional detail about these amounts.

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

There have been no material changes to our obligations to make future cash payments under contract as disclosed in the Annual Report, except long-term non-cancelable operating leases have increased $98 million primarily due to the recently announced extensions on certain hospital leases and relocation of our corporate headquarters to downtown Dallas, and projected income tax liability payments have increased $19 million due to an audit issue described in Note 11 to the Condensed Consolidated Financial Statements.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities, including amounts to comply with applicable laws and regulations, equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new hospitals and buildings, and various other capital improvements.

Capital expenditures were $413 million and $441 million in the nine months ended September 30, 2008 and 2007, respectively. We anticipate that our capital expenditures for the year ending December 31, 2008 will total approximately $575 million to $625 million, including $135 million that was accrued at December 31, 2007, but not paid until 2008. At September 30, 2008, we had $35 million of accrued capital expenditures. The anticipated capital expenditures include approximately $13 million in 2008 to meet California seismic requirements for our remaining California facilities after all planned divestitures. We currently estimate spending a total of approximately $147 million to comply with the requirements under California’s seismic regulations. Our current estimated seismic costs are considerably lower than certain previous estimates because several of our hospitals have been evaluated as having reduced risk using a new evaluation tool discussed in our Annual Report. Our total estimated seismic expenditure amount has not been adjusted for inflation as there is currently a shortage of supplies, and there is expected to be a limited number of architects, engineers and contractors available to design and perform this work, both of which are causing a high inflation rate at this time. Our budgeted capital expenditures for the year ending December 31, 2008 also include approximately $14 million to improve disability access at certain of our facilities, as a result of a consent decree in a class action lawsuit. We expect to spend a total of approximately $128 million on such improvements over the next eight years. We were previously required to complete the same work over the next four years, but negotiated an extension to allow for a more orderly use of cash flow.

Interest payments, net of capitalized interest, were $321 million and $314 million in the nine months ended September 30, 2008 and 2007, respectively. The increase in interest payments is primarily due to payments related to our 2006 civil settlement with the federal government, as such payments did not begin until the fourth quarter of 2007. We anticipate that our gross interest payments, including capitalized interest, for the year ending December 31, 2008 will be approximately $388 million.

Income tax payments, net of tax refunds, were approximately $3 million in the nine months ended September 30, 2008 compared to approximately $168 million in income tax refunds during the nine months ended September 30, 2007. In April 2007, we received a tax refund of approximately $171 million. At September 30, 2008, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss carryforwards of approximately $1.9 billion pretax expiring in 2024 to 2027, (2) approximately $27 million in alternative minimum tax credits with no expiration, and (3) general business credit carryforwards of approximately $12 million expiring in 2023 to 2027.

SOURCES AND USES OF CASH

Our liquidity for the nine months ended September 30, 2008 was primarily derived from operating cash flow and proceeds from the sale of investments and facilities.

Our primary source of operating cash is the collection of accounts receivable. As we experience changes in our business mix and as admissions of uninsured and underinsured patients grow, our operating cash flow is negatively impacted due to lower levels of cash collections and higher levels of bad debt.

Net cash provided by operating activities was $141 million in the nine months ended September 30, 2008 compared to $214 million in the nine months ended September 30, 2007. Key negative and positive factors contributing to the change between the 2008 and 2007 periods include the following:

•	Net income tax payments of $3 million in the nine months ended September 30, 2008 compared to refunds of $168 million received in the same period of 2007;

•

Payments of $73 million ($66 million in principal and $7 million in interest) in the nine months ended September 30, 2008 related to our 2006 civil settlement with the federal government compared to no payments during the same period of 2007 because such quarterly payments did not begin until the fourth quarter of 2007;

•

Additional aggregate annual 401(k) matching contributions and annual incentive compensation payments of $20 million ($116 million in the nine months ended September 30, 2008 compared to $96 million in the same period of 2007);

•	Additional cash flows as a result of enhanced management of accounts payable ($81 million) and accounts receivable ($44 million);

•	Insurance recoveries of $46 million in the nine months ended September 30, 2008 related to litigation, which was settled in December 2004, involving our former Redding Medical Center; and

•	Lease termination payments of $9 million in the nine months ended September 30, 2008 associated with the divestiture of the Tarzana campus of Encino-Tarzana Regional Medical Center.

Excluding the simultaneous purchase and sale of the Tarzana campus of Encino-Tarzana Regional Medical Center for $89 million, during the nine months ended September 30, 2008, we received proceeds of $71 million from the sales of facilities and other assets related to discontinued operations, primarily from the sales of North Ridge Medical Center, the Encino campus of Encino-Tarzana Regional Medical Center, Garden Grove Hospital and Medical Center, and San Dimas Community Hospital. Proceeds from the sales of facilities and other assets related to discontinued operations during the nine months ended September 30, 2007 aggregated $84 million. We also received proceeds, which are classified as investing activities, during the three months ended September 30, 2008 of $144 million from the sale of our entire interest in Broadlane, $25 million from the sale of our interest in a joint venture with a real estate investment trust and $8 million from our investment in hospital authority bonds related to previously divested hospitals in the Dallas, Texas area.

Further initiatives to increase the efficiency of our balance sheet during 2008 could generate incremental cash. These initiatives include the sale of our medical office buildings and excess land, buildings or other underutilized or inefficient assets. We are currently working to reach a definitive agreement in connection with our previously announced intention to sell 31 of our 47 owned medical office buildings to one buyer. This transaction is subject to significant negotiation and due diligence efforts and likely will be delayed until 2009 as a result of the effects of the current credit environment. The remaining 16 owned medical office buildings are less likely to be sold as we are either a substantial or the primary occupant, or because the buildings are strategically located for our purposes. The realization of any incremental cash as a result of balance sheet initiatives in the current year cannot be assured.

Capital expenditures were $413 million and $441 million for the nine months ended September 30, 2008 and 2007, respectively, including $65 million and $44 million, respectively, for construction of a new hospital in El Paso, Texas, which was completed in May 2008, and a replacement hospital in Mt. Pleasant, South Carolina, which is expected to be completed in 2010.

We use the fair market value to record our investments that are held-for-sale. As shown in Note 13 to the Condensed Consolidated Financial Statements, the majority of our investments are valued based on quoted market prices or other observable inputs. However, at September 30, 2008, one of our captive insurance subsidiaries held $2 million (principal value) of auction rate securities, classified as investments, whose auctions have failed due to sell orders exceeding buy orders. Due to the illiquidity of these securities for over a year, we recorded an other-than-temporary impairment of $1 million in the three months ended September 30, 2008. In addition, we recorded a $1 million loss on $49 million of investments in the Reserve Yield Plus Fund and reclassified the balance from cash equivalents as the fund has experienced liquidity issues and suspended distributions. We expect the fund to liquidate its investments, however, the ultimate timing is uncertain. We will continue to closely monitor our investments, but do not anticipate any future decrease in value of either the auction rate securities or the Reserve Yield Plus Fund to have a material impact on our financial condition, results of operations or cash flows. We have no other investments that we expect will be negatively affected by the current economic crisis that will materially impact our financial condition, results of operations or cash flows.

DEBT INSTRUMENTS AND RELATED COVENANTS

We have a five-year, $800 million senior secured revolving credit facility that is collateralized by patient accounts receivable of our acute care and specialty hospitals, and bears interest at our option based on LIBOR plus 175 basis points or Citigroup’s base rate, as defined in the credit agreement, plus 75 basis points. The revolving credit agreement includes a provision, which we believe is customary in receivables-backed credit facilities, that gives our banks the right to require that proceeds of collections of substantially all of our consolidated accounts receivable be applied directly to repay outstanding loans and other amounts that are due and payable under the revolving credit facility at any time that unused borrowing availability under the revolving credit facility is less than $100 million or if an event of default has occurred and is continuing thereunder. In that event, we would seek to re-borrow under the revolving credit facility to satisfy our operating cash requirements. Our ability to borrow under the revolving credit facility is subject to conditions that we believe are customary in such facilities, including that no events of default then exist.

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

Although we are currently in compliance with all covenants and conditions in our revolving credit agreement and the indentures governing our senior notes, our borrowing capacity under the revolving credit facility was limited to $460 million at September 30, 2008, based on eligible receivables and limitations related to our fixed charge coverage ratio under the agreement.

At September 30, 2008, there were no cash borrowings outstanding under the revolving credit facility, and we had approximately $208 million of letters of credit outstanding. We also had approximately $512 million of cash and cash equivalents on hand at September 30, 2008 to fund our operations and capital expenditures.

We generally indemnify our current and former officers and directors from claims and lawsuits related to their actions taken on our behalf during their employment.

LIQUIDITY

We believe that existing cash and cash equivalents on hand, our investments in the Reserve Yield Plus Fund, marketable securities of our captive insurance companies classified as noncurrent investments on our balance sheet, availability under our revolving credit facility, future cash provided by operating activities and anticipated proceeds from the sales of hospitals and other assets held for sale should be adequate to meet our current cash needs. These sources of liquidity should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt and other presently known operating needs. Long-term liquidity for debt service will be dependent on improved cash provided by operating activities, results of balance sheet initiatives previously discussed and, given favorable market conditions, future borrowings or refinancings. However, our cash requirements could be materially affected by the deterioration in our results of operations, as well as the various uncertainties discussed in this and other sections, which could require us to pursue any number of financing options, including, but not limited to, additional borrowings, debt refinancings, asset sales or other financing alternatives. With the current tightening in the credit markets, the level, if any, of these financing sources cannot be assured, and the ability of our counterparties to close asset sales as previously anticipated could also be affected.

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

OFF-BALANCE SHEET ARRANGEMENTS

Excluding the hospitals whose operating results are included in discontinued operations, our consolidated operating results for the nine months ended September 30, 2008 include $756 million of net operating revenues and $59 million of income from operations generated from five general hospitals operated by us under lease arrangements, compared to $729 million of net operating revenues and $80 million of income from operations for the nine months ended September 30, 2007. In accordance with generally accepted accounting principles, the respective buildings and the future lease obligations under four of these arrangements are not recorded on our consolidated balance sheet as they are considered operating leases. The current terms of these leases expire between 2010 and 2027, not including lease extensions that we have options to exercise. If these leases expire, we would no longer generate revenue or expenses from these hospitals.

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $334 million of standby letters of credit outstanding and guarantees as of September 30, 2008.

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

At September 30, 2008, we had no material borrowings subject to or with variable interest rates. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.

At September 30, 2008, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio. At September 30, 2008, the net accumulated unrealized losses related to our captive insurance companies’ investment portfolios were approximately $3 million.

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

During the third quarter of 2008, there were no changes to our internal controls over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We refer you to Part I, Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2007 (“Annual Report”) for a description of material legal proceedings and investigations not in the ordinary course of business as updated through the filing date of that report. We also refer you to Part II, Item 1, Legal Proceedings, of each of our subsequent Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2008 and June 30, 2008 for a description of the material developments occurring with respect to legal proceedings and investigations through the filing date of each report. Since the beginning of the third quarter of 2008, further material developments, as described below, have occurred. For additional information, see Note 10 to the Condensed Consolidated Financial Statements included in this report. Where specific amounts are sought in any pending legal proceeding, those amounts are disclosed. For all other matters, where a loss is reasonably possible and estimable, an estimate of the loss or a range of loss is provided. Where no estimate is provided, a loss is not reasonably possible or an amount of loss is not reasonably estimable at this time. New claims or inquiries may be initiated against us from time to time. We cannot predict the results of current or future claims and lawsuits. We recognize that, where appropriate, our interests may be best served by resolving certain matters without litigation. If non-litigated resolution is not appropriate or possible with respect to a particular matter, we will defend ourselves vigorously. The ultimate resolution of significant claims against us, individually or in the aggregate, whether as a result of litigation or settlement, could have a material adverse effect on our business (both in the near and long term), financial condition, results of operations or cash flows. We undertake no obligation to update the following disclosures for any new developments.

Rudman Partners, L.P., et al. v. Tenet Healthcare Corporation, et al., Case No. CV06-3455 RJK (CWx)

(U.S. District Court for the Central District of California, filed June 6, 2006)

In June 2006, four purported Tenet shareholders who opted out of the settlement of the federal securities class action lawsuit entitled In Re Tenet Healthcare Corporation Securities Litigation filed a civil complaint in the U.S. District Court for the Central District of California against the Company, certain former executive officers of the Company and KPMG LLP (“KPMG”), the Company’s former independent registered public accounting firm. Plaintiffs have asserted substantively the same factual allegations concerning Tenet’s receipt and disclosure of Medicare outlier payments that were asserted in the federal securities class action lawsuit. Specifically, plaintiffs have alleged the following claims: (1) that the Company, KPMG and former executives Jeffrey Barbakow, David Dennis and Thomas Mackey are liable for securities fraud under Section 10(b) of and Rule 10b-5 under the Securities Exchange Act of 1934; and (2) that defendants Jeffrey Barbakow, David Dennis, Thomas Mackey, Raymond Mathiasen, Barry Schochet and Christi Sulzbach are liable for control person liability pursuant to Section 20(a) of the Exchange Act. Plaintiffs have sought an undisclosed amount of compensatory damages and reasonable attorneys’ fees and expenses. In October 2008, the parties preliminarily agreed to settle this case, subject to the execution of a definitive settlement agreement, which we expect to be finalized in the three months ended December 31, 2008.

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

Plaintiffs in the McDonough and Tien cases filed motions, which we opposed, to certify these actions on behalf of virtually all nonexempt employees of our California subsidiaries, as separated into four classes (and one subclass) based on the specific claims at issue. The court issued a ruling on plaintiffs’ motions in June 2008. In that ruling, the court denied plaintiffs’ request for class certification on the claim that employees missed rest periods. However, the court granted plaintiffs’ request for class certification on the claims that employees’ pay stubs did not contain all information required by California law and hourly employees did not receive appropriate wages due at the time of their termination. The court also certified a subclass of 12-hour shift employees who received missed meal penalties at a reduced rate, but stated that this subclass should be handled in connection with the Pagaduan action discussed below. Lastly, the court conditionally certified a class of all current or former hourly employees who were allegedly not provided meal periods, for the purpose of determining certain limited preliminary factual issues. After reviewing these preliminary issues, the court will rule as to whether the meal period claim is appropriate for class certification. We continue to believe our uniform policies comply and have complied with the applicable Labor Code and Wage Orders and that each of these claims should be addressed individually based on its particular facts. A hearing on our motion for reconsideration of the court’s class certification ruling was held on July 16, 2008, and the court has indicated that it expects to rule on that motion by mid-November 2008.

Two other matters filed as proposed class actions – Pagaduan v. Fountain Valley Regional Medical Center, which was orginally filed in Orange County Superior Court, but has since been coordinated with the McDonough and Tien cases in Los Angeles Superior Court, and Falck v. Tenet Healthcare Corporation, pending in U.S. District Court for the Central District of California – involve allegations regarding unpaid overtime. These lawsuits allege that our pay practices since 2000 for California-based 12-hour shift employees violate California and, in the Falck case, federal overtime laws by virtue of the alleged failure to include certain payments known as Flexible (or California) Differential payments in the regular rate of pay that is used to calculate overtime pay. These payments are made to 12-hour shift employees when they do not work a shift that is exactly 12 hours. We contend that these differential payments need only be included in the regular rate of pay when they actually are paid (as opposed to merely being potentially payable), and that they always are included in the regular rate calculation in these circumstances. Plaintiffs in both cases have sought back pay, statutory penalties, interest and attorneys’ fees. In February 2008, the court granted plaintiffs’ motion for class certification in the Pagaduan case. Separately, the Falck case, which was first provisionally certified as a collective action under the federal Fair Labor Standards Act for the purpose of giving notice to potential class members, was certified as a class action for all purposes in February 2008.

On September 5, 2008, a tentative settlement was reached in both the Pagaduan and Falck cases. The settlement, which will be administered by the Los Angeles Superior Court, is scheduled for a preliminary approval hearing on November 6, 2008. Although the tentative settlement is subject to court approval and the execution of a definitive agreement, under the terms of the settlement our liability will be not be less than $62 million, but will not exceed $85 million, subject to minor adjustment by the court.

AMIsub of California, Inc., et al. v. Health Care Property Investors, Inc., et al., Case No. BC370770

(Los Angeles Superior Court, filed May 8, 2007)

On July 1, 2008, we announced that we had reached a settlement with HCP, Inc., a real estate investment trust that owned seven hospitals leased by our subsidiaries, to resolve the pending litigation and arbitration proceedings described in our Annual Report relating to the lease agreements for those hospitals. As part of the settlement transaction, which closed on September 19, 2008, we: (1) facilitated the sale of one of the hospitals to a third-party operator; (2) continued or extended the operating leases at four of the hospitals; and (3) provided notice of non-renewal at two of the hospitals. The litigation and arbitration proceedings were dismissed by all parties in September 2008 and October 2008, respectively.

Medical Malpractice and Other Ordinary Course Matters

In addition to the matters described above, our hospitals are subject to claims and lawsuits in the ordinary course of business. Most of these matters involve allegations of medical malpractice or other injuries suffered at our hospitals. As previously reported, three such cases were filed as purported class action lawsuits and involve patients of our former Memorial Medical Center and Lindy Boggs Medical Center in New Orleans. On September 17, 2008, class certification was granted in two of these suits – Preston, et al. v. Memorial Medical Center and Husband et al. v. Memorial Medical Center. In her order, the judge certified a class of all persons at Memorial during and in the days following Hurricane Katrina, excluding employees, who sustained injuries or died, as well as family members who themselves sustained injury as a result of such injuries or deaths to any person at Memorial, excluding employees, during that time. We intend to appeal the order. In the remaining case, family members allege, on behalf of themselves and a purported class of other patients and their family members, similar damages as a result of injuries sustained at Lindy Boggs Medical Center during the aftermath of Hurricane Katrina. The certification hearing in that matter has not yet been scheduled. In addition to disputing the merits of the allegations in each of these suits, we contend that none of the actions meet the proper legal requirements for class actions and that each case must be adjudicated independently. We will, therefore, continue to oppose class certification and vigorously defend the hospitals in these matters.

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

TENET HEALTHCARE CORPORATION (Registrant)

Date: November 3, 2008	By:	/s/ BIGGS C. PORTER
Biggs C. Porter
Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2008	By:	/s/ DANIEL J. CANCELMI
Daniel J. Cancelmi
Vice President and Controller
(Principal Accounting Officer)