Form 10-K
period 2008-12-31
TENET HEALTHCARE CORP
filed 2009-02-24
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-7293

TENET HEALTHCARE CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	95-2557091
(State of Incorporation)	(IRS Employer Identification No.)

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of June 30, 2008, there were 476,483,471 shares of common stock, $0.05 par value, outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the Registrant as of June 30, 2008, based on the closing price of the Registrant’s shares on the New York Stock Exchange on that day, was approximately $1,687,424,082. For the purpose of the foregoing calculation only, all directors and the executive officers who were SEC reporting persons of the Registrant as of June 30, 2008 have been deemed affiliates. As of January 31, 2009, there were 477,406,164 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2009 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

PART I.

ITEM 1.	BUSINESS

DESCRIPTION OF BUSINESS

Tenet Healthcare Corporation is an investor-owned health care services company whose subsidiaries and affiliates principally operate general hospitals and related health care facilities. All of Tenet’s operations are conducted through its subsidiaries. (Unless the context otherwise requires, Tenet and its subsidiaries are referred to herein as “Tenet,” the “Company,” “we” or “us.”) At December 31, 2008, our subsidiaries operated 53 general hospitals (including three hospitals not yet divested at that date that are classified in discontinued operations in our Consolidated Financial Statements), a cancer hospital (which is also being divested and is classified in discontinued operations) and a critical access hospital, with a combined total of 14,352 licensed beds, serving urban and rural communities in 12 states. Of those general hospitals, 45 were owned by our subsidiaries and eight were owned by third parties and leased by our subsidiaries (including one hospital we owned located on land leased from a third party).

At December 31, 2008, our subsidiaries also operated various related health care facilities, including a rehabilitation hospital (which we plan to close on or before March 1, 2009), a long-term acute care hospital, a skilled nursing facility and a number of medical office buildings—all of which are located on, or nearby, one of our general hospital campuses. In addition, our subsidiaries operated physician practices, captive insurance companies and other ancillary health care businesses (including outpatient surgery centers, diagnostic imaging centers, and occupational and rural health care clinics) and owned interests in two health maintenance organizations, all of which comprise a minor portion of our business.

Our mission is to improve the quality of life of every patient who enters our doors. To accomplish our mission in the complex and competitive health care industry, our operating strategies are to (1) improve the quality of care provided at our hospitals by identifying best practices and implementing those best practices in all of our hospitals, (2) improve operating efficiencies and control operating costs while maintaining or improving the quality of care provided, (3) improve patient, physician and employee satisfaction, (4) improve recruitment and retention of physicians, as well as nurses and other employees, (5) increase collections of accounts receivable and improve cash flow, and (6) acquire new, or divest existing, facilities as market conditions, operational goals and other considerations warrant. We adjust these strategies as necessary in response to changes in the economic and regulatory climates in which we operate and the success or failure of our various efforts.

OPERATIONS

Our operations are organized into four regions and one separate market, as follows:

•	Our California region includes all of our hospitals in California, as well as our hospital in Nebraska;

•	Our Central region includes all of our hospitals in Missouri, Tennessee and Texas;

•	Our Florida region includes all of our hospitals in Florida;

•	Our Southern States region includes all of our hospitals in Alabama, Georgia, Louisiana, North Carolina and South Carolina; and

•	Our two hospitals in Philadelphia, Pennsylvania are part of a separate market, reporting directly to our chief operating officer.

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

Of the three hospitals classified as “held for sale” at December 31, 2007, we completed the sale of North Ridge Medical Center in Fort Lauderdale, Florida during the three months ended March 31, 2008, the sale of the Encino campus of Encino-Tarzana Regional Medical Center in California during the three months ended June 30, 2008 and the divestiture of the Tarzana campus of Encino-Tarzana Regional Medical Center, which we leased, during the three months ended September 30, 2008 pursuant to the terms of a settlement agreement described below.

In the three months ended June 30, 2008, we reclassified three general hospitals and our cancer hospital, all in California, into discontinued operations. We sold two of the general hospitals, San Dimas Community Hospital and Garden Grove Hospital and Medical Center, on June 30, 2008. The other two facilities, USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital, our 60-bed facility specializing in cancer treatment on the campus of USC University Hospital, were not divested as of December 31, 2008 and remain in discontinued operations at this time. In April 2008, we announced that we had signed a non-binding letter of intent for the University of Southern California to acquire USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital in an effort to resolve pending litigation between us and the University. On February 10, 2009, we announced that we had reached a definitive agreement with the University for the sale of the two facilities. The transaction, which is targeted for completion by March 31, 2009, is subject to conditions and regulatory approvals that must be satisfied prior to closing.

In July 2008, we announced we had reached a settlement with HCP, Inc., a real estate investment trust that owned seven hospitals leased by our subsidiaries, to resolve pending litigation and arbitration proceedings relating to the lease agreements for those hospitals. As part of the settlement, we acquired the Tarzana campus of Encino-Tarzana Regional Medical Center from HCP and simultaneously sold it to a third party. The sales were finalized in the third quarter of 2008. At that time, we also continued or extended our HCP leases for four hospitals, and we provided notice of non-renewal of the leases for Community Hospital of Los Gatos and Irvine Regional Hospital and Medical Center, both of which were scheduled to expire in the first half of 2009. Community Hospital of Los Gatos and Irvine Regional Hospital and Medical Center, both in California, were reclassified into discontinued operations during the three months ended September 30, 2008 and remained in discontinued operations at December 31, 2008. We closed Irvine Regional Hospital and Medical Center on January 15, 2009. Also in January 2009, we announced that we plan to close Community Hospital of Los Gatos on April 10, 2009.

In May 2008, we opened our newly constructed Sierra Providence East Medical Center, a 110-bed acute care facility, in El Paso Texas. In addition, we are planning to open a new 100-bed acute care hospital in Fort Mill, South Carolina. Our application for a certificate of need to build the Fort Mill hospital was approved in May 2006, but that approval was appealed by the other applicants. We are unable to predict the outcome or timing of the appeal process. Once construction begins, the hospital is expected to take up to an additional two years to complete. We also received approval for a 140-bed replacement hospital for East Cooper Medical Center in Mt. Pleasant, South Carolina. That replacement hospital is expected to open in early 2010.

Going forward, we will focus our financial and management resources on the general hospitals and related operations that will remain after all proposed divestitures are finalized. Our general hospitals in continuing operations generated in excess of 97% of our net operating revenues for all periods presented in our Consolidated Financial Statements. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: (1) the business environment, general economy and demographics of local communities; (2) the number of uninsured and underinsured individuals in local communities treated at our hospitals; (3) seasonal cycles of illness; (4) climate and weather conditions; (5) physician recruitment, retention and attrition; (6) advances in technology and treatments that reduce length of stay; (7) local health care competitors; (8) managed care contract negotiations or terminations; (9) any unfavorable publicity about us, which impacts our relationships with physicians and patients; and (10) the timing of elective procedures.

Each of our general hospitals offers acute care services, operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories and pharmacies; in addition, most offer intensive care, critical care and/or coronary care units, physical therapy, and orthopedic, oncology and outpatient services. A number of the hospitals also offer tertiary care services such as open-heart surgery, neonatal intensive care and neuroscience. Four of our hospitals—USC University Hospital, Saint Louis University Hospital, Hahnemann University Hospital and St. Christopher’s Hospital for Children—offer quaternary care in areas such as heart, lung, liver and kidney transplants. USC University Hospital, Sierra Medical Center and Good Samaritan Hospital also offer gamma-knife brain surgery; USC University Hospital and Saint Louis University Hospital offer cyberknife surgery for tumors and lesions in the brain, lung, neck and spine that may have been previously considered inoperable or inaccessible by radiation therapy; and St. Christopher’s Hospital for Children, Saint Louis University Hospital, Hahnemann University Hospital and USC Kenneth Norris Jr. Cancer Hospital offer bone marrow transplants. In addition, our hospitals will continue their efforts to deliver and develop those outpatient services that can be provided on a quality, cost-effective basis and that we believe will meet the needs of the communities served by the facilities.

With the exception of our 25-bed Sylvan Grove Hospital located in Georgia, which is designated by the Centers for Medicare and Medicaid Services (“CMS”) as a critical access hospital and which has not sought to be accredited, each of our facilities that is eligible for accreditation is accredited by the Joint Commission (formerly, the Joint Commission on Accreditation of Healthcare Organizations), the Commission on Accreditation of Rehabilitation Facilities (in the case of our rehabilitation hospital), the American Osteopathic Association (in the case of one hospital) or another appropriate accreditation agency. With such accreditation, our hospitals are deemed to meet the Medicare Conditions of Participation and are, therefore, eligible to participate in government-sponsored provider programs, such as the Medicare and Medicaid programs. The critical access hospital that is not accredited also participates in the Medicare program by otherwise meeting the Medicare Conditions of Participation.

The following table lists, by state, the general hospitals owned or leased and operated by our subsidiaries as of December 31, 2008:

Hospital	Location	Licensed Beds		Status
Alabama
Brookwood Medical Center	Birmingham	602		Owned

California
Community Hospital of Los Gatos(1)	Los Gatos	143		Leased
Desert Regional Medical Center(2)	Palm Springs	367		Leased
Doctors Hospital of Manteca	Manteca	73		Owned
Doctors Medical Center	Modesto	465		Owned
Fountain Valley Regional Hospital & Medical Center	Fountain Valley	400		Owned
Irvine Regional Hospital and Medical Center(1)	Irvine	176		Leased
John F. Kennedy Memorial Hospital	Indio	145		Owned
Lakewood Regional Medical Center	Lakewood	172		Owned
Los Alamitos Medical Center	Los Alamitos	167		Owned
Placentia Linda Hospital	Placentia	114		Owned
San Ramon Regional Medical Center	San Ramon	123		Owned
Sierra Vista Regional Medical Center	San Luis Obispo	165		Owned
Twin Cities Community Hospital	Templeton	114		Owned
USC University Hospital(3)	Los Angeles	471		Leased

Florida
Coral Gables Hospital	Coral Gables	256		Owned
Delray Medical Center	Delray Beach	493		Owned
Florida Medical Center	Fort Lauderdale	459		Owned
Good Samaritan Medical Center	West Palm Beach	333		Owned
Hialeah Hospital	Hialeah	378		Owned
North Shore Medical Center	Miami	357		Owned
Palm Beach Gardens Medical Center(4)	Palm Beach Gardens	199		Leased
Palmetto General Hospital	Hialeah	360		Owned
Saint Mary’s Medical Center	West Palm Beach	463		Owned
West Boca Medical Center	Boca Raton	185		Owned

Georgia
Atlanta Medical Center	Atlanta	460		Owned
North Fulton Regional Hospital(4)	Roswell	202	(5)	Leased
South Fulton Medical Center	East Point	338		Owned
Spalding Regional Hospital	Griffin	160		Owned
Sylvan Grove Hospital(6)	Jackson	25		Leased

Louisiana
NorthShore Regional Medical Center(7)	Slidell	165		Leased

Missouri
Des Peres Hospital	St. Louis	167		Owned
St. Louis University Hospital	St. Louis	356		Owned

Hospital	Location	Licensed Beds	Status
Nebraska
Creighton University Medical Center(8)	Omaha	334	Owned

North Carolina
Central Carolina Hospital	Sanford	137	Owned
Frye Regional Medical Center(4)	Hickory	355	Leased

Pennsylvania
Hahnemann University Hospital	Philadelphia	540	Owned
St. Christopher’s Hospital for Children	Philadelphia	170	Owned

South Carolina
Coastal Carolina Hospital	Hardeeville	41	Owned
East Cooper Regional Medical Center	Mt. Pleasant	100	Owned
Hilton Head Hospital	Hilton Head	93	Owned
Piedmont Medical Center	Rock Hill	288	Owned

Tennessee
Saint Francis Hospital	Memphis	519	Owned
Saint Francis Hospital—Bartlett	Bartlett	100	Owned

Texas
Centennial Medical Center	Frisco	118	Owned
Cypress Fairbanks Medical Center	Houston	181	Owned
Doctors Hospital at White Rock Lake	Dallas	218	Owned
Houston Northwest Medical Center(9)	Houston	430	Owned
Lake Pointe Medical Center(10)	Rowlett	112	Owned
Nacogdoches Medical Center	Nacogdoches	150	Owned
Park Plaza Hospital	Houston	444	Owned
Providence Memorial Hospital	El Paso	508	Owned
Sierra Medical Center	El Paso	351	Owned
Sierra Providence East Medical Center	El Paso	110	Owned

(1)	Community Hospital of Los Gatos and Irvine Regional Hospital and Medical Center were reclassified into discontinued operations during the three months ended September 30, 2008 and remained in discontinued operations at December 31, 2008. We closed Irvine Regional Hospital and Medical Center on January 15, 2009. We plan to close Community Hospital of Los Gatos on April 10, 2009.
(2)	Lease expires in 2027.
(3)	Number of licensed beds includes USC Kenneth Norris Jr. Cancer Hospital, our 60-bed facility specializing in cancer treatment on the campus of USC University Hospital. USC University Hospital is owned by us on land leased from the University of Southern California; the USC Kenneth Norris Jr. Cancer Hospital building and the land it is on is owned by the University. In April 2008, we announced that we had signed a non-binding letter of intent for the University to acquire both hospitals in an effort to resolve pending litigation. Please see Item 3, Legal Proceedings, for additional information. Both USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital were reclassified into discontinued operations during the three months ended June 30, 2008 and remained in discontinued operations at December 31, 2008. On February 10, 2009, we announced that we had reached a definitive agreement with the University for the sale of the two facilities.
(4)	The current lease terms for Palm Beach Gardens Medical Center, North Fulton Regional Hospital and Frye Regional Medical Center expire in February 2014, but may be renewed through at least February 2039, in each case subject to certain conditions contained in the respective leases.
(5)	Effective January 1, 2009.
(6)	Designated by CMS as a critical access hospital. The current lease term for this facility expires in December 2011, but may be renewed through December 2046, subject to certain conditions contained in the lease.
(7)	The current lease term for this facility expires in May 2010, but may be renewed through May 2040, subject to certain conditions contained in the lease.
(8)	Owned by a limited liability company in which a Tenet subsidiary owns a 74.06% interest and is the managing member.
(9)	Operated by a limited liability company in which a Tenet subsidiary owns a 91.25% interest and is the managing member.
(10)	Operated by a limited liability company in which a Tenet subsidiary owns a 94.6% interest and is the managing member.

As of December 31, 2008, the largest concentrations of licensed beds in our general hospitals in continuing and discontinued operations were in Florida (24.3%), California (21.6%) and Texas (18.3%). Strong concentrations of hospital beds within market areas help us contract more successfully with managed care payers, reduce management, marketing and other expenses, and more efficiently utilize resources. However, such concentrations increase the risk that, should any adverse economic, regulatory, environmental or other developments occur in these areas, our business, financial condition, results of operations or cash flows could be materially adversely affected. Only one of our individual hospitals represented more than 5% (approximately 5.2%) of our consolidated net operating revenues for the year ended December 31, 2008, and none represented more than 5% of our total assets, excluding goodwill and intercompany receivables, at December 31, 2008.

The following table shows certain information about the hospitals operated by our subsidiaries at December 31, 2008, 2007 and 2006.

	December 31,
	2008	2007	2006
Total number of facilities(1)	54	58	66
Total number of licensed beds(2)	14,352	15,244	16,310

(1)	Includes all general hospitals and critical access facilities, as well as three facilities at December 31, 2008, eight facilities at December 31, 2007 and 16 facilities at December 31, 2006, respectively, that are classified in discontinued operations for financial reporting purposes as of December 31, 2008.
(2)	Information regarding utilization of licensed beds and other operating statistics can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PROPERTIES

Description of Real Property. The locations of our hospitals and the number of licensed beds at each hospital at December 31, 2008 are set forth in the table beginning on page 3. At December 31, 2008, our subsidiaries also owned or leased and operated 71 medical office buildings, most of which are adjacent to our general hospitals. We have retained Jones Lang LaSalle, a nationally recognized real estate broker and advisor, to assist us in the promotion, marketing and sale of up to 31 of these medical office buildings, totaling approximately 2.24 million square feet of rental space, in an effort to generate incremental cash and increase our financial flexibility.

Our corporate headquarters are located in Dallas, Texas and, at December 31, 2008, our other corporate administrative offices were located in Santa Ana, California; Coral Springs, Florida; and Philadelphia, Pennsylvania. One of our subsidiaries leases the space for our current corporate headquarters office under an operating lease agreement that expires in December 2009. In August 2008, we announced that we will move our corporate headquarters from north Dallas to downtown Dallas in the fourth quarter of 2009. One of our subsidiaries will lease our new space under an operating lease agreement that expires in December 2019. Other subsidiaries lease the space for our offices in Santa Ana, Coral Springs and Philadelphia under operating lease agreements. We believe that all of our properties, including the administrative and medical office buildings described above, are suitable for their intended purposes.

Obligations Relating to Real Property. As of December 31, 2008, we had approximately $8 million of outstanding loans secured by property and equipment, and we had approximately $2 million of capital lease obligations. In addition, from time to time, we lease real property to third-party developers for the construction of medical office buildings. Under our current practice, the financing necessary to construct the medical office buildings encumbers only the leasehold and not our fee interest in the real estate. In years past, however, we have at times subordinated our fee interest and allowed our property to be pledged as collateral for third-party loans. We have no contractual obligation to make payments on these third-party loans, but our property could be subject to loss in the case of default by the lessee.

Regulations Affecting Real Property. We are subject to a number of laws and regulations affecting our use of, and purchase and sale of, real property. Among these are California’s seismic standards, the Americans with Disabilities Act (“ADA”), and various environmental laws and regulations.

The State of California has established standards intended to ensure that all hospitals in the state withstand earthquakes and other seismic activity without collapsing or posing the threat of significant loss of life. In general, we are required to meet these standards by December 31, 2012, subject to a two-year extension for hospital projects that are underway in advance of that date. In November 2007, the California Building Standards Commission adopted regulations permitting the use of a new computerized evaluation tool for determining how at risk hospital buildings are of collapse in an earthquake, and use of this new tool has resulted in fewer hospitals requiring retrofitting by the 2012 deadline. We currently estimate spending a total of approximately $147 million to comply with the requirements under California’s seismic regulations. Our current estimated seismic costs are considerably lower than our prior-year estimate because several of our hospitals have been evaluated as having reduced risk using the new evaluation tool. Our total estimated seismic expenditure amount has not been adjusted for inflation. In addition to safety standards, over time, hospitals must also meet performance standards meant to ensure that they are generally capable of providing medical services to the public after an earthquake or other disaster. Ultimately, all general acute care hospitals in California must meet seismic performance standards by 2030 to remain open. To date, we have conducted engineering studies and developed compliance plans for all of our California facilities in continuing operations. At this time, all of our general acute care hospitals in California are in compliance with all current seismic requirements.

The Americans with Disabilities Act generally requires that public accommodations, including hospitals and other health care facilities, be made accessible to disabled persons. Certain of our facilities are subject to a negotiated consent decree involving disability access as a result of a class action lawsuit. In accordance with the terms of the consent decree, our facilities have agreed to implement disability access improvements, but have not admitted that they have engaged in any wrongful action or inaction. In the year ended December 31, 2008, we spent approximately $14 million on corrective work at our facilities, and we currently anticipate spending an additional $120 million over the next seven years. We were previously required to complete the same work over the next three years, but negotiated an extension to allow for a more orderly use of cash flow. Noncompliance with the requirements of the ADA or similar state laws could result in the imposition of fines against us by federal and state governments or the award of damages from us to individual plaintiffs. In addition, noncompliance with court orders and consent decrees requiring disability access improvements could result in contempt proceedings and the imposition of criminal penalties.

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

Our operations depend on the efforts, abilities and experience of our employees and the physicians on the medical staffs of our hospitals, most of whom have no contractual relationship with us. It is essential to our ongoing business that we attract and retain skilled employees and an appropriate number of quality physicians and other health care professionals in all specialties on our medical staffs. Although we had a net overall gain in physicians added to our medical staffs during 2007 and 2008, in some of our markets, physician recruitment and retention are still affected by a shortage of physicians in certain sought-after specialties and the difficulties that physicians experience in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance. Other issues facing physicians, such as proposed decreases in Medicare payments, are forcing them to consider alternatives, including relocating their practices or retiring sooner than expected. In some of our markets, we have not been able to attract physicians to our medical staffs at a rate to offset the physicians relocating or retiring.

We continue to take steps to successfully attract and retain key employees, qualified physicians and other health care professionals. One of our initiatives is our Physician Relationship Program, which is centered on understanding the needs of physicians who admit patients both to our hospitals and to our competitors’ hospitals and responding to those needs with changes and improvements in our hospitals and operations. In general, the loss of some or all of our key employees or the inability to attract or retain sufficient numbers of qualified physicians and other health care professionals could have a material adverse effect on patient volumes and, thereby, our business, financial condition, results of operations or cash flows.

At December 31, 2008, the approximate number of our employees (of which approximately 26% were part-time employees) was as follows:

General hospitals and related health care facilities(1)	59,608
Administrative offices	689

Total	60,297

(1)	Includes employees whose employment related to the operations of our general hospitals, cancer hospital, critical access facility, rehabilitation hospital, long-term acute care hospital, skilled nursing facility, outpatient surgery centers, diagnostic imaging centers, occupational and rural health care clinics, physician practices, in-house collection agency and other health care operations in both continuing and discontinued operations.

At December 31, 2008, the largest concentrations of our employees (excluding those in our administrative offices, but including those at our general hospitals and related health care facilities in both continuing and discontinued operations) were in those states where we had the largest concentrations of licensed hospital beds:

	% of employees	% of licensed beds
California	23.8%	21.6%
Florida	18.5%	24.3%
Texas	15.7%	18.3%

Union Activity and Labor Relations. At December 31, 2008, approximately 21% of the employees at our hospitals and related health care facilities in both continuing and discontinued operations were represented by labor unions. Labor relations at our facilities generally have been satisfactory. We, and the hospital industry in general, are continuing to see an increase in the amount of union activity across the country. As union activity increases, our salaries, wages and benefits expense may increase more rapidly than our net operating revenues.

In 2007, we entered into new labor contracts and completed the renegotiation of expired collective bargaining agreements with the California Nurses Association (“CNA”), the Service Employees International Union (“SEIU”) and the United Nurses Associations of California (“UNAC”). These agreements cover registered nurses, service and maintenance workers, and other employees at 10 of our continuing general hospitals in California and three of our continuing general hospitals in Florida. We have also entered into labor contracts with the American Federation of State, County and Municipal Employees that cover technical, clerical, service and maintenance workers at our Hahnemann University Hospital in Philadelphia. All of these union agreements set stable and competitive wage increases within our budgeted expectations through various dates in 2010 and early 2011.

Also in 2007, we entered into separate “peace accords” with both the CNA and the SEIU that provide each union with limited access to attempt to organize certain of our employees and establish specific guidelines for the parties to follow with respect to organizing activities. Both peace accords expire in December 2011. Such agreements have become more common as employers attempt to balance the disruption caused by traditional union organizing with the rights of employees to determine for themselves whether to seek union representation.

In 2008, the CNA and the SEIU commenced union organizing activities at several of our hospitals. To date, we have granted the CNA access to Hahnemann University Hospital in Philadelphia and three of our hospitals in Houston – Cypress Fairbanks Medical Center, Park Plaza Hospital and Houston Northwest Medical Center – all pursuant to the terms of our peace accord with the CNA. We are currently engaged in collective bargaining with the CNA at Cypress Fairbanks Medical Center after registered nurses at that facility voted 119-111 in favor of representation by the CNA in March 2008 and the results of that election were certified by the National Labor Relations Board (“NLRB”) in May 2008. In August 2008, two registered nurses from Cypress Fairbanks Medical Center and Park Plaza Hospital, with the help of the National Right to Work Legal Defense Foundation, filed unfair labor practice charges against us and the CNA with the NLRB. The charges allege that our peace accord with the CNA violates federal rules prohibiting employer-dominated unions and improperly restricts nurses from speaking out against the union. The filing also claims that the peace accord subverts the NLRB’s role by stipulating that an arbitrator will resolve conflicts rather than federal board representatives. In February 2009, additional charges were filed with the NLRB relating to our Hahnemann University Hospital in Philadelphia. The NLRB is considerating all of the claims, and we expect a formal decision shortly; however, we presently cannot determine the ultimate resolution of this matter. Separately, we are defending our actions in connection with the SEIU’s failed attempt to organize employees at our Saint Francis Hospital in Memphis, Tennessee. A trial in that matter was expected to commence in January 2009, but has since been postponed while the parties engage in settlement discussions. In addition, in January 2009, we executed an agreement with the SEIU postponing for one year any further organizing efforts by that union as contemplated by the terms of our peace accord.

Nursing Shortage and Mandatory Nurse-Staffing Ratios. In addition to union activity, factors that adversely affect our labor costs include the nationwide shortage of nurses and the enactment of state laws regarding nurse-staffing ratios. The national nursing shortage continues and remains more serious in key specialties and in certain geographic areas than others, including several areas in which we operate hospitals. The nursing shortage has been a significant operating issue to health care providers, including us, and has resulted in increased labor costs for nursing personnel. In addition, state-mandated nurse-staffing ratios in California affect not only our labor costs, but, if we are unable to hire the necessary number of nurses to meet the required ratios, they may also cause us to limit patient admissions with a corresponding adverse effect on our net operating revenues. The vast majority of hospitals in California, including our hospitals, are not at all times meeting the state-mandated nurse-staffing ratios; however, we have continued to improve our compliance and strive to make further improvements in 2009. Nurse-staffing ratio legislation has been proposed, but not yet enacted, in other states in which we operate hospitals, including Pennsylvania and Texas.

We cannot predict the degree to which we will be affected by the future availability or cost of nursing personnel, but we expect to continue to experience significant salary, wage and benefit pressures created by the nursing shortage throughout the country and state-mandated nurse-staffing ratios, particularly in California. In addition, we have been and may continue to be required to increase our use of temporary personnel, which is typically more expensive than hiring full-time or part-time employees. Efforts are being made to address workforce development with local schools of nursing and in recruitment of new graduates and experienced nurses.

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

Overall, our general hospitals and other health care businesses operate in highly competitive environments, and we believe declines we have experienced in our patient volumes over the last several years can be attributed, in part, to increased competition for physicians and patients. We continue to take steps to address competition and increase patient volumes. Broadly speaking, we attract physicians by striving to equip our hospitals with technologically advanced equipment and quality physical plant, properly maintaining the equipment and physical plant, providing high-quality care to our patients and otherwise creating an environment within which physicians prefer to practice. One of our specific initiatives is our Physician Relationship Program, which is centered around understanding the needs of physicians who admit patients both to our hospitals and to our competitors’ hospitals and responding to those needs with changes and improvements in our hospitals and operations. We have targeted capital spending in order to address specific needs or growth opportunities of our hospitals, which is expected to have a positive impact on their volumes. As part of our efforts to attract both physicians and patients, we have sought to include all of our hospitals in the affected geographic area or nationally when negotiating new managed care contracts, which should result in additional volumes at facilities that were not previously a part of such managed care networks. In addition, we have been completing clinical service line market demand analyses and profitability assessments to determine which services are highly valued that can be emphasized and marketed to improve our operating results. This Targeted Growth Initiative has resulted in some reductions in unprofitable service lines in several locations, which have had a slightly negative impact on our volumes. However, the elimination of these unprofitable service lines will allow us to focus more resources on services that are more profitable.

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

Both federal and state government agencies continue heightened and coordinated civil and criminal enforcement efforts against the health care industry. Under the authority of the Inspector General Act of 1978, the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services (“HHS”) on an annual basis conducts a comprehensive work-planning process to identify the areas most worthy of attention in the coming year. In recent years, the OIG has allocated approximately 80% of its resources to reviews and investigations of the Medicare and Medicaid programs and 20% to HHS’ public health and human services programs. In its fiscal year 2009 Work Plan, the OIG set forth detailed information about its ongoing and planned work examining the integrity of Medicare and Medicaid payments and services, including payments made and services provided by hospitals. An online version of the 2009 Work Plan is available at http://oig.hhs.gov/publications/docs/workplan/2009/WorkPlanFY2009.pdf. We believe that we, and the health care industry in general, will continue to be subject to increased government scrutiny and investigations, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Health care providers are also subject to qui tam lawsuits under the federal False Claims Act. Qui tam or “whistleblower” actions can also be filed under certain state false claims laws if the fraud involves Medicaid funds or funding from state and local agencies. Federal and state false claims laws allow private individuals to bring actions on behalf of the government, alleging that a hospital or health care provider has defrauded a federal or state government program, such as Medicare or Medicaid. If the government intervenes in the action and prevails, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties for each false claim submitted to the government. As part of the resolution of a qui tam case, the party filing the initial complaint may share in a portion of any settlement or judgment. If the government does not intervene in the action, the qui tam plaintiff may continue to pursue the action independently. Although companies in the health care industry in general, and us in particular, have been and may continue to be subject to qui tam actions, we are unable to predict the future impact of such actions on our business, financial condition, results of operations or cash flows.

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

In accordance with our compliance program and our corporate integrity agreement with the federal government, which are described in detail under “—Compliance Program” below, we have in place policies and procedures concerning compliance with the Anti-kickback Statute and the Stark law, among others. In addition, our compliance, law and audit services departments systematically review a substantial number of our arrangements with referral sources to determine the extent to which they comply with our policies and procedures and with the Anti-kickback Statute, the Stark law and similar state statutes.

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

All covered entities, including those we operate, are required to comply with the privacy and security requirements of HIPAA. We are in material compliance with the privacy and security regulations, and we will continue to update training and procedures to address any compliance issues that develop. Further, all covered entities, including those we operate, have been assigned unique 10-digit numeric identifiers and otherwise currently comply with the National Provider Identifier requirements of HIPAA.

We have developed a comprehensive set of policies and procedures in our efforts to comply with HIPAA, and similar state privacy laws, under the guidance of our compliance department. Hospital compliance officers and information security officers are responsible for implementing and monitoring compliance with our HIPAA privacy and security policies and procedures at our hospitals. We have also created an internal web-based HIPAA training program, which is mandatory for all employees. Based on existing and currently proposed regulations, as well as our experience with HIPAA to this point, we continue to believe that the ongoing costs of complying with HIPAA will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

CERTIFICATE OF NEED REQUIREMENTS

Some states require state approval for construction, expansion and closure of health care facilities, including findings of need for additional or expanded health care facilities or services. Certificates of need, which are issued by governmental agencies with jurisdiction over health care facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and certain other matters. As of December 31, 2008, we operated hospitals in eight states that require a form of state approval under certificate of need programs applicable to those hospitals. We are unable to predict whether we will be required or able to obtain any additional certificates of need in any jurisdiction where they are required, or if any jurisdiction will eliminate or alter its certificate of need requirements in a manner that will increase competition and, thereby, affect our competitive position.

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

COMPLIANCE PROGRAM

General. We maintain a multi-faceted corporate and hospital-based compliance program that is designed to assist our corporate and hospital staff to meet or exceed applicable standards established by federal and state laws and regulations and industry practice. We established an independent compliance department in 2003 to manage compliance-related functions previously managed by our law department. To ensure the independence of the compliance department, the following measures were implemented:

•	the compliance department has its own operating budget;

•	the compliance department has the authority to hire outside counsel, access any Tenet document and interview any of our personnel; and

•	our chief compliance officer reports directly to the quality, compliance and ethics committee of our board of directors.

In May 2008, the quality, compliance and ethics committee of our board of directors approved an updated ethics and compliance program charter that furthers our goal of fostering and maintaining the highest ethical standards, and valuing our compliance with all state and federal laws and regulations as a foundation of our corporate philosophy. The primary focus of the program is compliance with the requirements of the Medicare and Medicaid programs and other government healthcare programs. Pursuant to the terms of the charter, the compliance department is responsible for the following activities: (1) drafting company policies and procedures related to ethics and compliance issues; (2) developing and providing compliance-related education and training to all of our employees and, as appropriate, directors, contractors, agents and staff physicians; (3) creating and disseminating our Standards of Conduct; (4) monitoring, responding to and resolving all ethics and compliance-related issues; (5) ensuring that we take appropriate corrective and disciplinary action when noncompliant or improper conduct is identified; and (6) measuring compliance with our policies and legal and regulatory requirements related to federal health care programs and our corporate integrity agreement described below.

In 2004, we significantly expanded our compliance staff. As part of this expansion, we hired regional compliance directors and have named a compliance officer for each hospital. All hospital-based compliance officers report to regional compliance directors who report directly to our chief compliance officer.

Corporate Integrity Agreement. In June 2006, we entered into a broad civil settlement agreement with the U.S. Department of Justice (“DOJ”) and other federal agencies that concluded several previously disclosed governmental investigations, including inquiries into our receipt of certain Medicare outlier payments before 2003, physician financial arrangements and Medicare coding issues. In accordance with the terms of the settlement, we entered into a five-year corporate integrity agreement (“CIA”) in September 2006 with the OIG. The CIA establishes annual training requirements and compliance reviews by independent review organizations in specific areas. In particular, the CIA requires, among other things, that we:

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

•

provide a variety of general and specialized compliance training to our employees, contractors and physicians we employ or who serve as medical directors and/or serve on our hospitals’ governing boards; and

•

engage independent outside entities to provide reviews of compliance and effectiveness in five areas – Medicare outlier payments, diagnosis-related group claims, unallowable costs, physician financial arrangements and clinical quality systems.

Further, the CIA requires us to maintain or establish performance standards and incentives that link compensation and incentive awards directly to clinical quality measures and compliance program effectiveness measures. The CIA also establishes a number of specific requirements for the quality, compliance and ethics committee of our board of directors. Notably, the committee must

(1) retain an independent compliance expert, and (2) assess our compliance program, including arranging for the performance of a review of the effectiveness of the program. Based on this work, the committee must then adopt a resolution for each reporting period of the CIA regarding its conclusions as to whether we have implemented an effective compliance program. We have taken, and continue to take, all necessary steps to promote compliance with the terms of the CIA.

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

As of January 1, 2008, our hospitals generally have a self-insurance retention of $5 million per occurrence for all claims incurred since June 1, 2002. Our captive insurance company, The Healthcare Insurance Corporation (“THINC”), retains $10 million per occurrence above our hospitals’ $5 million self-insurance retention level. Claims in excess of these aggregate self-insurance retentions of $15 million per occurrence are substantially reinsured up to $25 million, except, beginning June 1, 2008, THINC is retaining 30% of the next $10 million for each claim that exceeds $15 million or a maximum of $3 million. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies from major independent insurance companies, on a claims-made basis, subject to aggregate limits. If the aggregate limit of any of our excess professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the excess limits available to pay any other material claims applicable to that policy period. Any losses not covered by or in excess of the amounts maintained under insurance policies will be funded from our working capital.

In addition to the reserves recorded by our captive insurance subsidiaries, we maintain reserves, including reserves for incurred but not reported claims, for our self-insured professional liability retentions and claims in excess of the policies’ aggregate limits, based on actuarial estimates of losses and related expenses. Also, we provide letters of credit to certain of our insurers, which can be drawn upon under certain circumstances, to collateralize the deductible and self-insured retentions under a selected number of our professional and general liability insurance programs.

EXECUTIVE OFFICERS

The names, positions and ages of our executive officers, as of February 13, 2009, are:

	Position	Age
Trevor Fetter	President and Chief Executive Officer	49
Stephen L. Newman, M.D.	Chief Operating Officer	58
Biggs C. Porter	Chief Financial Officer	55
Gary Ruff	Senior Vice President, General Counsel and Secretary	49
Cathy Fraser	Senior Vice President, Human Resources	44

Mr. Fetter was named Tenet’s president effective November 7, 2002 and was appointed chief executive officer and a director in September 2003. From March 2000 to November 2002, Mr. Fetter was chairman and chief executive officer of Broadlane, Inc. From October 1995 to February 2000, he served in several senior management positions at Tenet, including chief financial officer in the office of the president. Mr. Fetter began his career with Merrill Lynch Capital Markets, where he concentrated on corporate finance and advisory services for the entertainment and health care industries. In 1988, he joined Metro-Goldwyn-Mayer, Inc., where he had a broad range of corporate and operating responsibilities, rising to executive vice president and chief financial officer. Mr. Fetter holds an M.B.A. from Harvard Business School and a bachelor’s degree in economics from Stanford University. Mr. Fetter is a member of the board of directors of The Hartford Financial Services Group, Inc. He is also the chair-elect of the board of directors of the Federation of American Hospitals.

Dr. Newman was appointed chief operating officer in January 2007. From March 2003 through December 2006, he served as chief executive officer of our California region. He joined Tenet in February 1999 as vice president, operations, of our former three-state Gulf States region and, in June 2000, he was promoted to senior vice president, operations, of that region. From April 1997 until he came to Tenet, Dr. Newman served in various executive positions at Columbia/HCA Inc., most recently as president of that company’s three-hospital Louisville Healthcare Network. From August 1990 to March 1997, he was senior vice president and chief medical officer of Touro Infirmary in New Orleans. Prior to 1990, Dr. Newman was both associate professor of pediatrics and medicine at Wright State University School of Medicine in Dayton, Ohio, and director of gastroenterology and nutrition support at Children’s Medical Center, also in Dayton. Dr. Newman holds a medical degree from the University of Tennessee, an M.B.A. from Tulane University and a bachelor’s degree from Rutgers University. He completed his internship, residency and fellowship at Emory University School of Medicine. He also completed the Advanced Management Program at the University of Pennsylvania’s Wharton School of Business. Dr. Newman is a member of the board of directors of the Federation of American Hospitals.

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

Mr. Ruff was appointed senior vice president and general counsel in July 2008. From 2003 until his promotion, he served as vice president and assistant general counsel for hospital operations. In addition, Mr. Ruff acted as the company’s interim general counsel from March 2008 to July 2008. Mr. Ruff joined Tenet in 1992 as associate counsel of the company’s former Gulf States region, which included 12 hospitals. Before joining Tenet, he was a tax manager for Deloitte & Touche LLP. Mr. Ruff received his master’s degree in management from Northwestern University’s Kellogg School of Management, his master of laws degree in taxation from Georgetown University, his J.D. from Pepperdine University and his bachelor’s degree in accounting from Gonzaga University.

Ms. Fraser joined Tenet as senior vice president, human resources, in September 2006. From June 2000 to September 2006, she served as a management consultant with McKinsey & Co. Inc., the international consulting firm. In that role, Ms. Fraser counseled senior executives at a number of large companies on organizational design, talent management and retention strategies, recruiting and related human resources topics. Prior to her work with McKinsey, Ms. Fraser served as a vice president of Sabre Holdings Inc., a major provider of travel product distribution and technology solutions for the travel industry, from 1994 to 2000. She has also worked for American Airlines and General Motors Acceptance Corp. Ms. Fraser holds an M.B.A. from the University of Michigan, and a bachelor’s degree in business administration from the University of Washington in Seattle. She is a board member of Workforce Solutions of Greater Dallas, the Tenet Federal Credit Union and the JKU Foundation, a family non-profit foundation.

COMPANY INFORMATION

We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the “Exchange Act”). Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at www.sec.gov.

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

FORWARD-LOOKING STATEMENTS

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements represent management’s current belief, based on currently available information, as to the outcome and timing of future events. They involve known and unknown risks, uncertainties and other factors—many of which we are unable to predict or control—that may cause our actual results, performance or achievements, or health care industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the risks described in Item 1A of this report and the following:

•	Our ability to identify and execute on measures designed to save or control costs or streamline operations;

•	The availability and terms of debt and equity financing sources to fund the requirements of our businesses;

•	Changes in our business strategies or development plans;

•	The impact of natural disasters, including our ability to operate facilities affected by such disasters;

•	The ultimate resolution of claims, lawsuits and investigations;

•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care services;

•	Various factors that may increase supply costs;

•	The soundness of our investments in short-term bond funds, auction rate securities and other instruments;

•	The creditworthiness of counterparties to our business transactions;

•	National, regional and local economic and business conditions;

•	Demographic changes; and

•	Other factors and risk factors referenced in this report and our other public filings.

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

We currently have thousands of managed care contracts with various health maintenance organizations and preferred provider organizations. The amount of our managed care net patient revenue from our continuing general hospitals during the year ended December 31, 2008 was $4.6 billion, which represented approximately 54.8% of our total net patient revenues from continuing general hospitals. Approximately 61% of our managed care net patient revenues for the year ended December 31, 2008 was derived from our top ten managed care payers. At December 31, 2008, approximately 55% of our net accounts receivable related to continuing operations were due from managed care payers.

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

For the year ended December 31, 2008, approximately 25.4% of our net patient revenues from our continuing general hospitals were received from the Medicare program, and approximately 8.4% of our net patient revenues from our continuing general hospitals were received from various state Medicaid programs, in each case excluding Medicare and Medicaid managed care programs. The Medicare and Medicaid programs are subject to: statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; requirements for utilization review; and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the cost of providing services to our patients and the timing of payments to our facilities.

Several states in which we operate have recently faced budgetary challenges that resulted in reduced Medicaid funding levels to hospitals and other providers. Further, although most states addressed projected 2008/2009 budgetary gaps in their final budgets, because of the recent economic downturn, many states (including Florida and California) are facing mid-year budget gaps that could result in additional reductions to Medicaid payments, coverage and eligibility or additional taxes on hospitals.

In general, we are unable to predict the effect of future government health care funding policy changes on our operations. If the rates paid by governmental payers are reduced, if the scope of services covered by governmental payers is limited or if we, or one or more of our subsidiaries’ hospitals, are excluded from participation in the Medicare or Medicaid program or any other government health care program, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

Our business continues to be adversely affected by a high volume of uninsured and underinsured patients, as well as declines in commercial managed care patients.

Like other organizations in the health care industry, we continue to provide services to a high volume of uninsured patients and more patients than in prior years with an increased burden of co-payments and deductibles as a result of changes in their health care plans. As a result, we continue to experience a high level of uncollectible accounts, and, unless our business mix shifts toward a greater number of insured patients or the trend of higher co-payments and deductibles reverses, we anticipate this high level of uncollectible accounts to continue or increase.

At the same time, we continue to experience declines in our commercial managed care volumes, which in the aggregate generate substantially higher yields than Medicare and Medicaid volumes. In the year ended December 31, 2008, same-hospital commercial managed care admissions declined 3.0% and same-hospital commercial managed care outpatient visits declined 0.2% compared to the year ended December 31, 2007. In particular, our levels of elective procedures, due to the related effects of higher unemployment and reductions in commercial managed care enrollment, may be materially impacted if the current economic environment continues.

We operate in a highly competitive industry, and competition is one reason for declines we may experience in patient volumes.

A number of factors affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities, including the influence of local health care competitors. Generally, other hospitals in the local communities we serve provide services similar to those offered by our hospitals. Some of the hospitals that compete with our hospitals are owned by government agencies or not-for-profit organizations. Tax-exempt competitors may have certain financial advantages not available to our facilities, such as endowments, charitable contributions, tax-exempt financing, and exemptions from sales, property and income taxes. In certain states, including California, some not-for-profit hospitals are permitted by law to directly employ physicians while for-profit hospitals are prohibited from doing so. We also face increasing competition from physician-owned specialty hospitals and freestanding surgery, diagnostic and imaging centers for market share in high margin services and for quality physicians and personnel. If competing health care providers are better able to attract more patients, recruit and retain physicians, expand services or obtain favorable managed care contracts at their facilities, our patient volume levels may suffer.

Our business and financial condition could be harmed if we are not able to attract and retain employees, physicians and other health care professionals, and our labor costs continue to be adversely affected by union activity and the shortage of nurses.

Our operations depend on the efforts, abilities and experience of our employees and the physicians on the medical staffs of our hospitals, most of whom have no contractual relationship with us. It is essential to our ongoing business that we attract and retain skilled employees and an appropriate number of quality physicians and other health care professionals in all specialties on our medical staffs. In some of our markets, physician recruitment and retention are affected by a shortage of physicians in certain sought-after specialties and the difficulties that physicians experience in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance. Other issues facing physicians, such as proposed decreases in Medicare payments, are forcing them to consider alternatives, including relocating their practices or retiring sooner than expected. In some of our markets, we have not been able to attract physicians to our medical staffs at a rate to offset the physicians relocating or retiring. In general, the loss of some or all of our key employees or the inability to attract or retain sufficient numbers of qualified physicians and other health care professionals could have a material adverse effect on patient volumes and, thereby, our business, financial condition, results of operations or cash flows.

Factors that adversely affect our labor costs include union activity, the nationwide shortage of nurses and the enactment of state laws regarding nurse-staffing ratios. At December 31, 2008, approximately 21% of the employees at our hospitals and related health care facilities in both continuing and discontinued operations were represented by labor unions, and we (and the hospital industry in general) are continuing to see an increase in the amount of union activity across the country. Further, the national nursing shortage continues and remains more serious in key specialties and in certain geographic areas than others, including several areas in which we operate hospitals. The nursing shortage has been a significant operating issue to health care providers, including us, and has resulted in increased labor costs for nursing personnel. In addition, state-mandated nurse-staffing ratios in California affect not only our labor costs, but, if we are unable to hire the necessary number of nurses to meet the required ratios, they may also cause us to limit patient admissions with a corresponding adverse effect on our net operating revenues. We cannot predict the degree to which we will be affected by future union activity or the future availability or cost of nursing personnel, but we expect to continue to experience significant salary, wage and benefit pressures. In addition, we have been and may continue to be required to increase our use of temporary personnel, which is typically more expensive than hiring full-time or part-time employees.

Our licensed hospital beds are heavily concentrated in certain market areas in Florida, California and Texas, which makes us sensitive to economic, regulatory, environmental and other developments in those areas.

As of December 31, 2008, the largest concentrations of licensed beds in our general hospitals were in Florida (24.3%), California (21.6%) and Texas (18.3%). Such concentrations increase the risk that, should any adverse economic, regulatory, environmental or other developments occur in these areas, our business, financial condition, results of operations or cash flows could be materially adversely affected.

Specifically, a natural disaster or other catastrophic event could affect us more significantly than other companies with less geographic concentration. In the recent past, hurricanes have had a disruptive effect on the operations of our hospitals in Florida and Texas, as well as in Louisiana, and the patient populations in those states. Our California operations could be adversely affected by a major earthquake or wildfires in that state. Moreover, at December 31, 2008, we expected to spend a total of approximately $147 million (unadjusted for inflation) to comply with the requirements under California’s seismic regulations for hospitals.

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

Our operations have not been profitable for most of the last several years, and, if our turnaround strategy is not successful, our business operations and financial results may not improve and could worsen.

We reported losses from continuing operations for the years ended December 31, 2003 through 2007. These results of operations reflect the challenges we have faced in restructuring our business to focus on a smaller group of general hospitals. We have been executing a turnaround strategy designed to improve profitability and margins through initiatives to grow volumes, maintain adequate reimbursement levels and control costs. However, our turnaround timeframe has been impacted by company-specific challenges and overall industry trends, including declines in patient volumes over the last several years and high bad debt levels, which continue to negatively affect our revenue growth and operating results. If our turnaround strategy is not successful or the industry trends worsen, we may not be able to achieve or sustain future profitability, and our liquidity and ability to repay our outstanding debt may be harmed.

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

The recent worldwide financial and credit crisis could have a material adverse effect on our business, financial condition and results of operations.

The recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of many business operations worldwide. This shortage of liquidity and credit, combined with recent substantial losses in worldwide equity markets, could lead to an extended worldwide economic recession and result in a material adverse effect on our business, financial condition and results of operations. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access those markets, which could have a negative impact on our growth plans, our flexibility to react to changing economic and business conditions, and our ability to refinance existing debt. The financial and credit crisis also could have an impact on the lenders under our credit facilities, causing them to fail to meet their obligations to us. In addition, our levels of elective procedures and our ability to collect accounts receivable, due to the effects of higher unemployment and reductions in commercial managed care enrollment, may be materially impacted if the current economic environment continues.

Our substantial leverage could have a material adverse effect on our operations.

We are a highly leveraged company. As of December 31, 2008, we had approximately $4.8 billion of total long-term debt, as well as approximately $196 million in letters of credit outstanding under our senior secured revolving credit facility, which is collateralized by patient accounts receivable at our acute care and specialty hospitals. In addition, in early 2009, we made an offer to exchange up to $1.6 billion aggregate principal amount of our outstanding notes maturing in December 2011 and June 2012 for an equal aggregate principal amount of two new series of senior secured notes maturing in 2015 and 2018 in a private placement. As of the filing date of this report, the offer remained open. Any new notes ultimately issued as part of the exchange offer will be guaranteed by and secured by a pledge of the capital stock and other ownership interests of certain of our subsidiaries. Although the total amount of our long-term debt will not change as a result of the exchange offer, the interest rates on the new notes actually issued in connection with the exchange offer will be higher than the interest rates on our existing 2011 and 2012 notes, resulting in increased interest expense for us. We may also be required to record a significant net gain in connection with the exchange offer, primarily based on the anticipated fair value of the new notes. From time to time, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time.

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

Currently pending material investigations, claims and legal proceedings that are not in the ordinary course of business are set forth below. Where specific amounts are sought in any pending investigation or legal proceeding, those amounts are disclosed. For all other matters, where a loss is reasonably possible and estimable, an estimate of the loss or a range of loss is provided. Where no estimate is provided, a loss is not reasonably possible or an amount of loss is not reasonably estimable at this time. New claims or inquiries may be initiated against us from time to time. We cannot predict the results of current or future investigations, claims and lawsuits. We recognize that, where appropriate, our interests may be best served by resolving certain matters without litigation. If non-litigated resolution is not appropriate or possible with respect to a particular matter, we will defend ourselves vigorously. The ultimate resolution of significant claims against us, individually or in the aggregate, whether as a result of litigation or settlement, could have a material adverse effect on our business (both in the near and long term), financial condition, results of operations or cash flows. We undertake no obligation to update the following disclosures for any new developments.

REVIEW OF INPATIENT REHABILITATION SERVICES

Pursuant to our corporate integrity agreement, we notified the OIG in October 2007 that we had completed a preliminary review of admissions to our inpatient rehabilitation unit at South Fulton Medical Center in East Point, Georgia that suggested further review was necessary to determine whether South Fulton had received Medicare overpayments reportable under our CIA. In January 2008, we submitted this matter into the OIG’s voluntary self-disclosure protocol. The OIG subsequently accepted our submission. Our preliminary calculations indicate that the potential overpayments at South Fulton are not material. In February 2009, we received a letter from the DOJ, which is participating in this matter with the OIG, requesting additional information regarding the basis for our self-disclosure, as well as information related to admissions at our other active and closed inpatient rehabilitation hospitals and units for the period 2000 to the present. We are unable to predict the timing and outcome of this investigation, which is in its preliminary stages at this time.

SECURITIES MATTER

Rudman Partners, L.P., et al. v. Tenet Healthcare Corporation, et al., Case No. CV06-3455 RJK (CWx) (U.S. District Court for the Central District of California, filed June 6, 2006)

In June 2006, four purported Tenet shareholders who opted out of the settlement of the federal securities class action lawsuit entitled In Re Tenet Healthcare Corporation Securities Litigation filed a civil complaint in the U.S. District Court for the Central District of California against the Company, certain former executive officers of the Company and KPMG LLP (“KPMG”), the Company’s former independent registered public accounting firm. Plaintiffs asserted substantively the same factual allegations concerning Tenet’s receipt and disclosure of Medicare outlier payments that were asserted in the federal securities class action lawsuit. Specifically, plaintiffs alleged the following claims: (1) that the Company, KPMG and former executives Jeffrey Barbakow, David Dennis and Thomas Mackey are liable for securities fraud under Section 10(b) of and Rule 10b-5 under the Exchange Act; and (2) that defendants Jeffrey Barbakow, David Dennis, Thomas Mackey, Raymond Mathiasen, Barry Schochet and Christi Sulzbach are liable for control person liability pursuant to Section 20(a) of the Exchange Act. Plaintiffs sought an undisclosed amount of compensatory damages and reasonable attorneys’ fees and expenses. In January 2009, the parties executed a definitive settlement agreement, and we paid $1,087,500 to settle the claims against the Company in full, thereby concluding this matter.

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

Plaintiffs in the McDonough and Tien cases filed motions, which we opposed, to certify these actions on behalf of virtually all nonexempt employees of our California subsidiaries, as separated into four classes (and one subclass) based on the specific claims at issue. The court issued an initial ruling on plaintiffs’ motions in June 2008. In that ruling, the court denied plaintiffs’ request for class certification on the claim that employees missed rest periods. However, the court granted plaintiffs’ request for class certification on the claims that employees’ pay stubs did not contain all information required by California law and hourly employees did not receive appropriate wages due at the time of their termination. The court also certified a subclass of 12-hour shift employees who received missed meal penalties at a reduced rate, but stated that this subclass should be handled in connection with the Pagaduan action discussed below. Lastly, the court conditionally certified a class of all current or former hourly employees who were allegedly not provided meal periods, for the purpose of determining certain limited preliminary factual issues. We filed a motion for reconsideration of the court’s class certification ruling and, on November 17, 2008, the court issued a reconsidered ruling denying class certification with respect to all of plaintiffs’ claims, except the subclass involving 12-hour shift employees. On December 10, 2008, plaintiffs dismissed the claims of that subclass, which left only the claims of the individual plaintiffs. At a status conference held on February 5, 2009, after a brief stay of the cases, the court declined to vacate its November 17th ruling and ordered the parties to meet and confer regarding the handling of plaintiffs’ individual claims and related matters. Plaintiffs subsequently filed a notice of appeal of the court’s November 17th decision on February 10, 2009. We continue to believe the court’s ruling was correct and will defend that ruling on appeal.

Two other matters filed as proposed class actions – Pagaduan v. Fountain Valley Regional Medical Center, which was originally filed in Orange County Superior Court, but has since been coordinated with the McDonough and Tien cases in Los Angeles Superior Court, and Falck v. Tenet Healthcare Corporation, pending in U.S. District Court for the Central District of California – involve allegations regarding unpaid overtime. These lawsuits allege that our pay practices since 2000 for California-based 12-hour shift employees violate California and, in the Falck case, federal overtime laws by virtue of the alleged failure to include certain payments known as Flexible (or California) Differential payments in the regular rate of pay that is used to calculate overtime pay. These payments are made to 12-hour shift employees when they do not work a shift that is exactly 12 hours. We contend that these differential payments need only be included in the regular rate of pay when they actually are paid (as opposed to merely being potentially payable), and that they always are included in the regular rate calculation in these circumstances. Plaintiffs in both cases have sought back pay, statutory penalties, interest and attorneys’ fees. In February 2008, the court granted plaintiffs’ motion for class certification in the Pagaduan case. Separately, the Falck case, which was first provisionally certified as a collective action under the federal Fair Labor Standards Act for the purpose of giving notice to potential class members, was certified as a class action for all purposes in February 2008.

On September 5, 2008, a tentative settlement was reached in both the Pagaduan and Falck cases. The parties subsequently entered into a stipulation of settlement. The settlement, which will be administered by the Los Angeles Superior Court, was preliminarily approved on December 22, 2008. Under the terms of the settlement, our liability will be not be less than $62 million, but will not exceed $85 million, subject to minor adjustment by the court. The final approval hearing for the settlement is scheduled for May 5, 2009.

INTERNAL REVENUE SERVICE DISPUTES

From time to time, we are engaged in disputes with the Internal Revenue Service regarding our federal tax returns. We refer you to Note 14 to our Consolidated Financial Statements for further information.

CIVIL LAWSUITS ON APPEAL

United States ex rel. Bruce G. Lowman v. Hilton Head Medical Center and Clinics, et al., Case No. 9:05-2533-PMD (U.S. District Court for the District of South Carolina)

On November 18, 2008, the U.S. Court of Appeals for the Fourth Circuit in Richmond, Virginia affirmed the trial court’s decision to dismiss this qui tam case, which was originally filed under seal in September 2005, then unsealed in July 2006 after the Department of Justice declined to intervene in the matter. The suit was brought against the Company, our Hilton Head Medical Center and Clinics in South Carolina and related subsidiaries, as well as a cardiologist who formerly practiced at Hilton Head. The relator, a physician no longer on Hilton Head’s medical staff, alleged under the federal False Claims Act that we received inappropriate payments from Medicare for certain cardiac catheterization procedures that were performed by the cardiologist from 1997 through 2003, during which time Hilton Head did not have a state certificate of need for open heart surgery capability, which was required under South Carolina regulations for facilities performing those procedures. The suit also alleged that certain of the catheterization procedures were medically unnecessary, although the relator provided no specific information regarding these claims. The trial court granted our motion to dismiss in April 2007. As stated above, the relator’s appeal to the Fourth Circuit was unsuccessful. A subsequent request for reconsideration was also denied. This matter is now concluded.

Boca Raton Community Hospital, Inc. v. Tenet Healthcare Corporation, Case No. 05-80183-CIV (U.S. District Court for the Southern District of Florida, filed March 2, 2005)

Plaintiff filed a civil complaint in federal district court in Miami in March 2005 on behalf of itself and a purported class consisting of most of the acute care hospitals in the United States. Several of plaintiff’s initial claims were withdrawn or dismissed; however, plaintiff continued to allege that Tenet’s past pricing policies and receipt of Medicare outlier payments violated the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), causing harm to plaintiff. Plaintiff sought unspecified amounts of damages (including treble damages under RICO), restitution, disgorgement and punitive damages. In December 2006, the district court denied plaintiff’s motion for class certification, which decision the U.S. Court of Appeals for the Eleventh Circuit declined to review. In August 2007, the district court granted our motion for summary judgment on all claims, thereby dismissing this case. Plaintiff subsequently filed a notice of intent to appeal the district court’s dismissal to the Eleventh Circuit, which heard oral arguments in the matter on January 14, 2009. We continue to believe that the trial court’s decision was correct and are awaiting the Eleventh Circuit’s decision on the appeal.

CIVIL LAWSUIT INVOLVING REAL PROPERTY

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

In April 2008, we announced that we had signed a non-binding letter of intent for the University to acquire USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital, our 60-bed facility specializing in cancer treatment on the campus of USC University Hospital, in an effort to resolve the pending claims by both parties without protracted litigation. On February 10, 2009, we announced that we had reached a definitive agreement with the University for the sale of the two facilities. The transaction, which is targeted for completion by March 31, 2009, is subject to conditions and regulatory approvals that must be satisfied prior to closing. In the event the sale is not consummated, we intend both to continue to vigorously defend this matter and to pursue our counterclaims against the University.

MEDICAL MALPRACTICE AND OTHER ORDINARY COURSE MATTERS

In addition to the matters described above, our hospitals are subject to claims and lawsuits in the ordinary course of business. Most of these matters involve allegations of medical malpractice or other injuries suffered at our hospitals. As previously reported, three such cases were filed as purported class action lawsuits and involve patients of our former Memorial Medical Center and Lindy Boggs Medical Center in New Orleans. On September 17, 2008, class certification was granted in two of these suits – Preston, et al. v. Memorial Medical Center and Husband et al. v. Memorial Medical Center. In her order, the judge certified a class of all persons at Memorial during and in the days following Hurricane Katrina, excluding employees, who sustained injuries or died, as well as family members who themselves sustained injury as a result of such injuries or deaths to any person at Memorial, excluding employees, during that time. We have filed an appeal of this decision with the Louisiana Fourth Circuit Court of Appeal. In the remaining case, family members allege, on behalf of themselves and a purported class of other patients and their family members, similar damages as a result of injuries sustained at Lindy Boggs Medical Center during the aftermath of Hurricane Katrina. The certification hearing in that matter has not yet been scheduled. In addition to disputing the merits of the allegations in each of these suits, we contend that none of the actions meet the proper legal requirements for class actions and that each case must be adjudicated independently. We will, therefore, continue to oppose class certification and vigorously defend the hospitals in these matters.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock. Our common stock is listed on the New York Stock Exchange under the symbol “THC.” On June 6, 2008, we submitted an annual CEO certification to the NYSE regarding our compliance with the NYSE’s corporate governance listing standards. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock on the NYSE.

	High	Low
Year Ended December 31, 2008
First Quarter	$5.76	$4.04
Second Quarter	6.88	5.16
Third Quarter	6.70	5.19
Fourth Quarter	5.43	0.99
Year Ended December 31, 2007
First Quarter	$7.68	$6.18
Second Quarter	7.80	6.37
Third Quarter	6.80	3.11
Fourth Quarter	6.00	3.06

On February 13, 2009, the last reported sales price of our common stock on the NYSE composite tape was $1.17 per share. As of that date, there were approximately 9,211 holders of record of our common stock. Our transfer agent and registrar is The Bank of New York Mellon. Shareholders with questions regarding their stock certificates, including inquiries related to exchanging or replacing certificates or changing an address, should contact the transfer agent at (800) 524-4458.

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

Stock Performance Graph. The following graph shows the cumulative, five-year total return for our common stock compared to three indices, each of which includes us. The Standard & Poor’s 500 Stock Index includes 500 companies representing all major industries. The Standard & Poor’s Health Care Composite Index is a group of 54 companies involved in a variety of healthcare-related businesses. Because the Standard & Poor’s Health Care Composite Index is heavily weighted by pharmaceutical and medical device companies, we believe that at times it may be less useful than the Hospital Management Peer Group Index included below. We compiled this Peer Group Index by selecting publicly traded companies that have as their primary business the management of acute care hospitals and that have been in business for all five of the years shown. These companies are: Community Health Systems, Inc. (CYH), Health Management Associates, Inc. (HMA), Tenet Healthcare Corporation (THC) and Universal Health Services, Inc. (UHS).

Performance data assumes that $100.00 was invested on December 31, 2003 in our common stock and each of the indices. The data assumes the reinvestment of all cash dividends and the cash value of other distributions. Stock price performance shown in the graph is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

	12/03	12/04	12/05	12/06	12/07	12/08

Tenet Healthcare Corporation	$100.00	$68.41	$47.73	$43.43	$31.65	$7.17
S&P 500	$100.00	$110.88	$116.33	$134.70	$142.10	$89.53
S&P Health Care	$100.00	$101.68	$108.24	$116.40	$124.72	$96.27
Peer Group	$100.00	$84.07	$80.60	$79.66	$61.71	$26.46

ITEM 6.	SELECTED FINANCIAL DATA

OPERATING RESULTS

The following tables present selected audited consolidated financial data for Tenet Healthcare Corporation and its wholly owned and majority-owned subsidiaries for the years ended December 31, 2004 through 2008.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In Millions, Except Per-Share Amounts)
Net operating revenues	$8,663	$8,167	$7,744	$7,631	$7,768
Operating expenses:
Salaries, wages and benefits	3,816	3,655	3,477	3,502	3,426
Supplies	1,528	1,418	1,375	1,357	1,285
Provision for doubtful accounts	632	561	491	551	954
Other operating expenses, net	1,955	1,876	1,780	1,684	1,680
Depreciation and amortization	373	338	316	305	296
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	18	49	318	30	1,220
Hurricane insurance recoveries, net of costs	—	(3)	(14)	12	—
Litigation and investigation costs	41	13	766	212	74
Loss from early extinguishment of debt	—	—	—	15	13

Operating income (loss)	300	260	(765)	(37)	(1,180)
Interest expense	(418)	(419)	(408)	(403)	(333)
Investment earnings	22	47	62	59	19
Minority interests	(6)	(4)	(3)	(2)	(3)
Net gains on sales of facilities, long-term investments and subsidiary common stock	139	—	5	4	7

Income (loss) from continuing operations, before income taxes	37	(116)	(1,109)	(379)	(1,490)
Income tax (expense) benefit	25	63	258	82	(298)

Income (loss) from continuing operations, before discontinued operations and cumulative effect of changes in accounting principle	$62	$(53)	$(851)	$(297)	$(1,788)

Basic earnings (loss) per share from continuing operations	$0.13	$(0.11)	$(1.81)	$(0.63)	$(3.84)

Diluted earnings (loss) per share from continuing operations	$0.13	$(0.11)	$(1.81)	$(0.63)	$(3.84)

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

BALANCE SHEET DATA

	December 31,
	2008	2007	2006	2005	2004
	(In Millions)
Working capital (current assets minus current liabilities)	$760	$512	$1,100	$1,216	$1,882
Total assets	8,174	8,393	8,539	9,812	10,081
Long-term debt, net of current portion	4,778	4,771	4,760	4,784	4,395
Shareholders’ equity	103	54	264	1,021	1,699

CASH FLOW DATA

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In Millions)
Net cash provided by (used in) operating activities	$208	$326	$(462)	$763	$(82)
Net cash used in investing activities	(274)	(520)	(379)	(392)	(12)
Net cash provided by (used in) financing activities	1	(18)	252	348	129

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Unless otherwise indicated, all financial and statistical information included herein relates to our continuing operations, with dollar amounts expressed in millions (except per-share, per admission, per patient day and per visit amounts). This information should be read in conjunction with the accompanying Consolidated Financial Statements. It includes the following sections:

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

KEY DEVELOPMENTS

Recent key developments include the following:

•

Definitive Agreement to Sell USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital—On February 10, 2009, we announced that we had reached a definitive agreement with the University of Southern California for the sale of USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital. An ongoing dispute between us and the University will be resolved upon consummation of the transaction, which is targeted for completion by March 31, 2009 and is subject to conditions and regulatory approvals that must be satisfied prior to closing. We recorded an impairment charge of approximately $40 million, pre-tax and after-tax, in discontinued operations in the three months ended December 31, 2008 related to the sale.

•

Exchange Offer—In early 2009, we made an offer to exchange up to $1.6 billion aggregate principal amount of our outstanding notes maturing in December 2011 and June 2012 for an equal aggregate principal amount of two new series of senior secured notes maturing in 2015 and 2018 in a private placement. As of the filing date of this report, the offer remained open. Any new notes ultimately issued as part of the exchange offer will be guaranteed by and secured by a pledge of the capital stock and other ownership interests of certain of our subsidiaries.

•

New Agreement with Blue Shield of California—In January 2009, we entered into a new, multi-year agreement with Blue Shield of California. Under the agreement, members of Blue Shield of California’s managed care plans will retain access to 12 of our acute care hospitals, our cancer hospital and three of our freestanding ambulatory surgery centers for their in-network health care services. In addition, nine of the acute care hospitals and our cancer hospital are in Blue Shield of California’s Medicare Advantage network.

•

Closures of Community Hospital of Los Gatos and Irvine Regional Hospital and Medical Center—On January 15, 2009, we closed Irvine Regional Hospital and Medical Center, including its emergency room, as announced in October 2008. Also in January 2009, we announced plans to close Community Hospital of Los Gatos, including its emergency room, on April 10, 2009. We had previously announced our intention to allow the leases for both hospitals to expire in February 2009 and May 2009, respectively; however, the lessor subsequently requested we return the Irvine property as a closed hospital and advised us that the Los Gatos property was not required to be operational at the expiration of our lease.

•

Formation of Conifer Health Solutions—In November 2008, we announced the formation of a wholly owned operating subsidiary, Conifer Health Solutions, Inc., offering a full range of revenue cycle management and patient communication services. The new company has more than 100 hospitals, including those operated by us, under contract.

•

Outsourcing of Materials Management and Procurement Functions—In October 2008, we announced we had signed a seven-year agreement to outsource our materials management and procurement functions to Broadlane, Inc., a former affiliate and provider of hospital supply chain services.

•

Divestiture of Tarzana Hospital—In September 2008, we completed the previously disclosed divestiture of the Tarzana campus of Encino-Tarzana Regional Medical Center in California. Our interest in a joint venture was also sold in connection with that divestiture as part of our previously disclosed settlement of a lease dispute. The net proceeds will be used for general corporate purposes.

•

Quality Awards—In September 2008, we announced that CIGNA HealthCare, a subsidiary of CIGNA Corporation, awarded 38 of our hospitals with 214 quality designations. In addition, 21 Tenet hospitals received 60 Center of Excellence designations for 2008 from CIGNA HealthCare.

•

Sale of Interest in Broadlane—In August 2008, we completed the previously disclosed sale of our entire interest in Broadlane, Inc. Our estimated sales proceeds are $159 million. Approximately ten percent of the proceeds are being held in escrow to be distributed to us over approximately six years.

•

Decision to Relocate Our Corporate Headquarters to Downtown Dallas—In August 2008, we announced that we will move our corporate headquarters from north Dallas, Texas to downtown Dallas. The move is expected to occur in the fourth quarter of 2009.

•

Settlement of Lease Disputes—In July 2008, we announced we had reached a settlement with HCP, Inc., a real estate investment trust that owned seven hospitals leased by our subsidiaries, to resolve pending litigation and arbitration proceedings relating to the lease agreements for those hospitals. As part of the settlement, we acquired the Tarzana campus of Encino-Tarzana Regional Medical Center from HCP and simultaneously sold it to a third party in September 2008. We also continued or extended our HCP leases for Frye Regional Medical Center, North Fulton Regional Hospital, NorthShore Regional Medical Center and Palm Beach Gardens Medical Center, and provided notice of non-renewal of the leases for Community Hospital of Los Gatos and Irvine Regional Hospital and Medical Center.

•

New General Counsel and Secretary—In July 2008, Gary Ruff, our vice president and assistant general counsel for hospital operations, was appointed senior vice president, general counsel and corporate secretary. Mr. Ruff replaced E. Peter Urbanowicz, our former general counsel and corporate secretary, who left the company in March 2008 to pursue other opportunities.

•

Amendment of Credit Agreement—In June 2008, we entered into an amendment to our credit agreement that allows us to grant liens on certain hospital facilities and inventory up to certain dollar limits set forth in the amendment. The amendment also provides us with additional flexibility over the remaining term of the credit agreement to pursue, at our option, various alternatives to refinance our existing unsecured senior debt, if market conditions and other considerations warrant. The alternatives include the issuance of secured debt, preferred stock and convertible debt, as well as other unsecured debt.

•

New Managed Care Agreements—In June 2008, we entered into a multi-year agreement with MultiPlan, Inc., which includes participation in both the MultiPlan and PHCS (formerly Private Healthcare Systems) networks. The agreement includes all of our hospitals, outpatient facilities and ambulatory care centers effective July 1, 2008. In July 2008, we entered into a three-year agreement with Blue Cross and Blue Shield of Florida, which includes all of that payer’s commercial and Medicare products and covers our 10 acute care hospitals in Florida. Also in July 2008, we announced we had reached a new contract with WellPoint, Inc.’s affiliated health plans in California, Missouri and Georgia, as well as its affiliated UniCare health plan in Texas. The agreement expands our existing pay-for-performance provisions and adds seven more of our hospitals to WellPoint’s affiliated health plans’ networks.

•

Sale of Three California Hospitals—In June 2008, we sold the Encino campus of Encino-Tarzana Regional Medical Center. Also in June, we completed the sale of two other acute care hospitals – Garden Grove Hospital and Medical Center and San Dimas Community Hospital – for pretax proceeds of approximately $41 million.

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

•	Sale of North Ridge Medical Center—On March 31, 2008, we completed the sale of North Ridge Medical Center in Ft. Lauderdale, Florida for pretax proceeds of approximately $21 million.

•

Union Organizing Activities—In 2008, the California Nurses Association and the Service Employees International Union commenced union organizing activities at several of our hospitals as contemplated by the terms of the “peace accords” we entered into with both unions in 2007, as described in Part I of this report under the caption “Business—Medical Staff and Employees.”

SIGNIFICANT CHALLENGES

As stated above, there are significant industry-wide challenges that have been impacting our operating performance. Below is a summary of these items.

Volumes—Although we have seen some improvements in recent quarters, we have experienced declines in patient volumes over the last several years. We believe the reasons for these declines include, but are not limited to, factors that have affected many hospital companies, including decreases in the demand for invasive cardiac procedures, increased competition and managed care contract negotiations or terminations. Given our geographic concentration, we are also affected by population trends, which have been a particular concern in Florida. In addition, we believe the industry-wide challenges associated with physician recruitment, retention and attrition have also been significant contributors to our past volume declines. Our operations depend on the efforts, abilities and experience of the physicians on the medical staffs of our hospitals, most of whom have no contractual relationship with us. It is essential to our ongoing business that we attract and retain an appropriate number of quality physicians in all specialties on our medical staffs. Although we had a net overall gain in physicians added to our medical staffs during 2007 and 2008, in some of our markets, physician recruitment and retention are still affected by a shortage of physicians in certain sought-after specialties and the difficulties that physicians experience in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance. Other issues facing physicians, such as proposed decreases in Medicare payments, are forcing them to consider alternatives, including relocating their practices or retiring sooner than expected. In some of our markets, we have not been able to attract physicians to our medical staffs at a rate to offset the physicians relocating or retiring.

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

Bad Debt—Like other organizations in the health care industry, we continue to provide services to a high volume of uninsured patients and more patients than in prior years with an increased burden of co-payments and deductibles as a result of changes in their health care plans. The discounting components of our Compact with Uninsured Patients (“Compact”) have reduced our provision for doubtful accounts recorded in our Consolidated Financial Statements, but they do not mitigate the net economic effects of treating uninsured or underinsured patients. We continue to experience a high level of uncollectible accounts. Our collection efforts have improved, and we continue to focus, where applicable, on placement of patients in various government programs such as Medicaid. However, unless our business mix shifts toward a greater number of insured patients or the trend of higher co-payments and deductibles reverses, we anticipate this high level of uncollectible accounts to continue.

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

General Economic Conditions—The current economic downturn, tightening in the credit markets, and instability in the banking and financial institution industries has not yet had a direct material impact on our volumes, but has affected our ability to collect outstanding receivables. In addition, a significant amount of our admissions comes through our emergency rooms and, therefore, is not usually materially impacted by broad economic factors. However, our levels of elective procedures and our ability to collect accounts receivable, due to the related effects of higher unemployment and reductions in commercial managed care enrollment, may be materially impacted if the current economic environment continues. We could also be negatively affected if California, Florida or other states reduce funding of Medicaid and other state healthcare programs.

RESULTS OF OPERATIONS—OVERVIEW

Our results of operations have been and continue to be influenced by industry-wide challenges, including fluctuating volumes, decreased demand for inpatient cardiac procedures and high levels of bad debt, that have negatively affected our revenue growth and operating expenses. We believe our future profitability will be achieved through volume growth, appropriate reimbursement levels and cost control across our portfolio of hospitals. Because we believe our results of operations for our most recent fiscal quarter best reflect the trends we are currently experiencing with respect to volumes, revenues and expenses, we have provided below detailed information about these metrics for the three months ended December 31, 2008 and 2007. In order to disclose trends using data comparable to the prior year, operating statistics in this section and throughout Management’s Discussion and Analysis are presented on a same-hospital basis, where noted, and exclude the results of Coastal Carolina Medical Center and Sierra Providence East Medical Center, for which we did not yet have a full calendar year of operating results at the beginning of the three months ended December 31, 2008.

	Same-Hospital Continuing Operations
	Three Months Ended December 31,
Admissions, Patient Days and Surgeries	2008	2007	Increase (Decrease)
Commercial managed care admissions	34,734	35,809	(3.0)%
Governmental managed care admissions	28,542	25,930	10.1%
Medicare admissions	39,452	40,419	(2.4)%
Medicaid admissions	16,102	16,502	(2.4)%
Uninsured admissions	5,957	6,331	(5.9)%
Charity care admissions	2,269	2,293	(1.0)%
Other admissions	3,328	3,330	(0.1)%
Total admissions	130,384	130,614	(0.2)%
Paying admissions (excludes charity and uninsured)	122,158	121,990	0.1%
Charity admissions and uninsured admissions	8,226	8,624	(4.6)%
Admissions through emergency department	73,570	72,106	2.0%
Commercial managed care admissions as a percentage of total admissions	26.6%	27.4%	(0.8	)%(1)
Emergency department admissions as a percentage of total admissions	56.4%	55.2%	1.2	%(1)
Uninsured admissions as a percentage of total admissions	4.6%	4.8%	(0.2	)%(1)
Charity admissions as a percentage of total admissions	1.7%	1.8%	(0.1	)%(1)
Surgeries—inpatient	38,713	38,727	—
Surgeries—outpatient	52,201	50,333	3.7%
Total surgeries	90,914	89,060	2.1%
Patient days—total	636,724	643,533	(1.1)%
Adjusted patient days(2)	924,882	917,133	0.8%
Patient days—commercial managed care	138,117	143,385	(3.7)%
Average length of stay (days)	4.9	4.9	—	(1)
Adjusted patient admissions(2)	190,535	187,589	1.6%

(1)	The change is the difference between the amounts shown for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007.
(2)	Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Our Florida and Central regions achieved the strongest admissions growth in the three months ended December 31, 2008, and our Central region achieved its second highest growth of the year in that period. Our California region experienced a decline in admissions in the three months ended December 31, 2008, which was its only negative growth of the year. Both our Southern States region and our Philadelphia market had admissions declines during the period. While total same-hospital admissions declined by 0.2% in the three months ended December 31, 2008, paying admissions grew by 0.1%. There was also a 4.6% decline in uninsured and charity admissions. Commercial managed care admissions declined by 3.0% compared to the three months ended December 31, 2007, but improved relative to the 3.4% year-over-year decline reported in the three months ended September 30, 2008. A decline in obstetrics volumes accounted for 59% of our decline in commercial managed care admissions in the three months ended December 31, 2008 compared to the same period in 2007. Under our Targeted Growth

Initiative, we have deemphasized the obstetrics service line in a significant number of hospitals. Surgery growth remained strong in the three months ended December 31, 2008, supported by growth in outpatient surgeries of 3.7%. Inpatient surgeries were flat relative to the three months ended December 31, 2007. Our Targeted Growth Initiative brought incremental focus to a number of the service lines that contributed to this growth in surgeries.

	Same-Hospital Continuing Operations
	Three Months Ended December 31,
Outpatient Visits	2008	2007	Increase (Decrease)
Total visits	929,750	932,837	(0.3)%
Paying visits (excludes charity and uninsured)	830,633	823,364	0.9%
Uninsured visits	93,063	104,278	(10.8)%
Uninsured visits as a percentage of total visits	10.0%	11.2%	(1.2	)%(1)
Charity care visits	6,054	5,195	16.5%
Charity care visits as a percentage of total visits	0.7%	0.6%	0.1	%(1)
Surgery visits	52,201	50,333	3.7%
Commercial managed care visits	355,424	356,303	(0.2)%
Commercial visits as a percentage of total visits	38.2%	38.2%	—	(1)

(1)	The change is the difference between the amounts shown for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007.

While total same-hospital outpatient visits declined by 0.3% in the three months ended December 31, 2008, paying outpatient visits (which excludes uninsured and charity outpatient visits) increased by 0.9% in the three months ended December 31, 2008 as compared to the same period in 2007. Competition from physician-owned enterprises offering outpatient services continues to restrain our growth in outpatient volumes. Our recent acquisitions of outpatient facilities added 2,053 outpatient visits in the three months ended December 31, 2008 and was more than offset by 3,928 lost visits resulting from recent divestitures and the joint venturing of some of our existing outpatient facilities where we took a minority interest. Excluding the impact of this resultant net loss of 1,875 outpatient visits from acquisitions and divestitures, outpatient visits in the three months ended December 31, 2008 would have declined by 1,212 visits, or 0.1%.

	Same-Hospital Continuing Operations
	Three Months Ended December 31,
Revenues	2008	2007	Increase (Decrease)
Net operating revenues	$2,172	$2,070	4.9%
Net patient revenue from commercial managed care	$872	$818	6.6%
Revenues from the uninsured	$148	$155	(4.5)%

Net operating revenues in the three months ended December 31, 2008 include $8 million from the partial reversal of a $17 million unfavorable adjustment recorded in the three months ended June 30, 2008 related to a graduate medical education reimbursement dispute at one of our California hospitals. Excluding this $8 million from net operating revenues for the three months ended December 31, 2008, net operating revenues would have increased by $94 million, or 4.5%, compared to the three months ended December 31, 2007. As the charge reversal was recorded in other revenue, our patient pricing statistics for the three months ended December 31, 2008 were unaffected. Prior-year cost report adjustments contributed $2 million to net operating revenues in the three months ended December 31, 2008. Prior-year cost report adjustments made no contribution to net operating revenues in the three months ended December 31, 2007.

	Same-Hospital Continuing Operations
	Three Months Ended December 31,
Revenues on a Per Patient Day, Per Admission and Per Visit Basis	2008	2007	Increase (Decrease)
Net inpatient revenue per admission	$11,052	$10,665	3.6%
Net inpatient revenue per patient day	$2,263	$2,165	4.5%
Net outpatient revenue per visit	$691	$646	7.0%
Net patient revenue per adjusted patient admission(1)	$10,933	$10,643	2.7%
Net patient revenue per adjusted patient day(1)	$2,252	$2,177	3.4%
Managed care: net inpatient revenue per admission	$11,803	$11,284	4.6%
Managed care: net outpatient revenue per visit	$808	$759	6.5%

(1)	Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Pricing improvement was evident across all key metrics, primarily reflecting the improved terms of our commercial managed care contracts. Outpatient pricing again outpaced the growth in inpatient pricing due to an improving mix of procedures performed in our outpatient facilities. Our investment and development of higher-end procedures in both the surgery and imaging areas of our outpatient business, as well as recent acquisitions, have contributed to this improving mix.

	Same-Hospital Continuing Operations
	Three Months Ended December 31,
Selected Operating Expenses	2008	2007	Increase (Decrease)
Salaries, wages and benefits	$957	$942	1.6%
Supplies	$384	$364	5.5%
Other operating expenses	$467	$473	(1.3)%
Total	$1,808	$1,779	1.6%
Rent/lease expense(1)	$35	$34	2.9%
Salaries, wages and benefits per adjusted patient day(2)	$1,035	$1,027	0.8%
Supplies per adjusted patient day(2)	$415	$397	4.5%
Other operating expenses per adjusted patient day(2)	$505	$516	(2.1)%
Total per adjusted patient day	$1,955	$1,940	0.8%

(1)	Included in other operating expenses.
(2)	Adjusted patient days represent actual patient days adjusted to include outpatient services by multiplying actual patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

On a per adjusted patient day basis, salaries, wages and benefits increased 0.8% in the three months ended December 31, 2008 as compared to the same period in 2007. This increase is primarily due to merit increases for our employees and increased health benefits costs, partially offset by a decline in full-time employee headcount, reduced contract labor expense, improved worker’s compensation loss experience and lower incentive compensation costs. Contract labor expense, which is included in salaries, wages and benefits, was $30 million in the three months ended December 31, 2008, a decrease of $6 million, or 16.7%, as compared to the same period in 2007.

Supplies expense per adjusted patient day increased by 4.5% in the three months ended December 31, 2008 as compared to the same period in 2007. The increase in supplies expense is primarily due to the increased number of surgeries as well as the use of certain new, higher cost drugs. A portion of the increase in supplies expense relates to revenue growth for increased reimbursements from certain payers.

Other operating expenses per adjusted patient day decreased by 2.1% in the three months ended December 31, 2008 as compared to the same period in 2007. Included in this decrease was a significant decline in malpractice expense. On a total hospital basis, malpractice expense declined to $18 million in the three months ended December 31, 2008 from $36 million in the same period in 2007, a decline of $18 million or 50%. This decrease is primarily attributable to improved claims experience and was partially offset by $4 million of incremental expenses related to a lower interest rate environment that increased the discounted present value of projected future liabilities. Other operating expenses were also impacted by higher physician fees (reflecting increases in emergency department on-call payments), increases in costs of contracted services, as well as repair and maintenance costs. Declining consulting costs also had a favorable impact on other operating expenses.

	Same-Hospital Continuing Operations
	Three Months Ended December 31,
Provision for Doubtful Accounts	2008	2007	Increase (Decrease)
Provision for doubtful accounts	$163	$133	22.6%
Provision for doubtful accounts as a percentage of net operating revenues	7.5%	6.4%	1.1	%(1)
Collection rate from self-pay	33%	35%	(2.0	)%(1)
Collection rate from managed care payers	98%	98%	—	(1)

(1)	The change is the difference between the amounts shown for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007.

Provision for doubtful accounts increased by $30 million, or 22.6%, despite declines in uninsured admissions and outpatient visits of 5.9% and 10.8%, respectively. The increase in the provision for doubtful accounts resulted from the decline in our self-pay collection rate, which decreased to approximately 33% from 35% in the in the three months ended December 31, 2007, higher pricing, higher patient insurance deductibles, and a favorable adjustment to provision for doubtful accounts in 2007 that did not recur.

CASH FLOW DATA FOR THE THREE MONTHS ENDED DECEMBER 31, 2008

Cash and cash equivalents were $507 million at December 31, 2008, a decrease of $5 million from $512 million at September 30, 2008.

Significant cash flow items in the three months ended December 31, 2008 included:

(1)	Capital expenditures of $134 million, consisting of $130 million in continuing operations and $4 million in discontinued operations;

(2)	Interest payments of $70 million;

(3)	$22 million in principal payments (excluding interest of $2 million) classified as operating cash outflows from continuing operations related to our 2006 civil settlement with the federal government;

(4)	A $39 million decline in the cash and cash equivalents balance related to our Medicare health maintenance organization insurance subsidiary operating in Louisiana, primarily due to the timing of monthly payments from the Centers for Medicare and Medicaid Services, which is classified as a discontinued operations cash outflow from operations;

(5)	Cash distributions of $34 million we received related to our investment in the Reserve Yield Plus Fund, which are classified as investing activity cash flows; and

(6)	Insurance recoveries of $14 million related to our December 2004 Redding Medical Center litigation settlement; based on the components of the recoveries, $5 million was classified as operating cash flows from continuing operations and $9 million was classified as operating cash flows from discontinued operations.

SOURCES OF REVENUE

We receive revenues for patient services from a variety of sources, primarily managed care payers and the federal Medicare program, as well as state Medicaid programs, indemnity-based health insurance companies and self-pay patients (i.e., patients who do not have health insurance and are not covered by some other form of third-party arrangement).

The table below shows the sources of net patient revenues on a same-hospital basis, expressed as percentages of net patient revenues from all sources:

	Years Ended December 31,
Net Patient Revenues from:	2008	2007	2006
Medicare	25.4%	25.9%	26.9%
Medicaid	8.4%	8.8%	10.1%
Managed care—governmental	13.5%	12.1%	10.3%
Managed care—commercial	41.3%	41.0%	40.4%
Indemnity, self-pay and other	11.4%	12.2%	12.3%

Our payer mix on a same-hospital admissions basis, expressed as a percentage of total admissions from all sources, is shown below:

	Years Ended December 31,
Admissions from:	2008	2007	2006
Medicare	30.7%	31.6%	32.7%
Medicaid	12.4%	12.5%	12.8%
Managed care—governmental	21.1%	18.9%	17.5%
Managed care—commercial	26.8%	27.9%	28.1%
Indemnity, self-pay and other	9.0%	9.1%	8.9%

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

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan, is a fee-for-service payment system. The other option, called Medicare Advantage, includes health maintenance organizations, preferred provider organizations, private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues for services provided to patients enrolled in the Original Medicare Plan for the years ended December 31, 2008, 2007 and 2006 are set forth in the table below:

	Years Ended December 31,
Revenue Descriptions	2008	2007	2006
Diagnosis-related group—operating	$1,177	$1,139	$1,149
Diagnosis-related group—capital	110	112	115
Outlier	67	64	66
Outpatient	380	342	322
Disproportionate share	212	200	192
Direct Graduate and Indirect Medical Education	110	103	101
Other(1)	92	64	61
Adjustments for prior-year cost reports and related valuation allowances	4	43	31

Total Medicare net patient revenues	$2,152	$2,067	$2,037

(1)	The other revenue category includes one skilled nursing facility, inpatient psychiatric units, one inpatient rehabilitation hospital, inpatient rehabilitation units, one long-term acute care hospital, other revenue adjustments, and adjustments related to the estimates for current-year cost reports and related valuation allowances.

A general description of the types of payments we receive for services provided to patients enrolled in the Original Medicare Plan is provided below. Recent regulatory and legislative updates to the terms of these payment systems and their estimated effect on our revenues can be found under “—Regulatory and Legislative Changes.”

Acute Care Hospital Inpatient Prospective Payment System

Medicare Severity-Adjusted Diagnosis-Related Group Payments—Sections 1886(d) and 1886(g) of the Social Security Act (the “Act”) set forth a system of payments for the operating and capital costs of inpatient acute care hospital admissions based on a prospective payment system. Under the inpatient prospective payment system (“IPPS”), Medicare payments for hospital inpatient operating services are made at predetermined rates for each hospital discharge. Discharges are classified according to a system of Medicare severity-adjusted diagnosis-related groups (“MS-DRGs”), which categorize patients with similar clinical characteristics that are expected to require similar amounts of hospital resources. CMS assigns to each MS-DRG a relative weight that represents the average resources required to treat cases in that particular MS-DRG, relative to the average resources used to treat cases in all MS-DRGs.

The base payment amount for the operating component of the MS-DRG payment is comprised of an average standardized amount that is divided into a labor-related share and a nonlabor-related share. Both the labor-related share of operating base payments and the base payment amount for capital costs are adjusted for geographic variations in labor and capital costs, respectively. These base payments are multiplied by the relative weight of the MS-DRG assigned to each case. The MS-DRG operating and capital base rates, relative weights and geographic adjustment factors are updated annually, with consideration given to: the increased cost of goods and services purchased by hospitals; the relative costs associated with each MS-DRG; and changes in labor data by geographic area. Although these payments are adjusted for area labor and capital cost differentials, the adjustments do not take into consideration an individual hospital’s operating and capital costs.

Outlier Payments—Outlier payments are additional payments made to hospitals for treating Medicare patients who are costlier to treat than the average patient in the same MS-DRG. To qualify as a cost outlier, a hospital’s billed charges, adjusted to cost, must exceed the payment rate for the MS-DRG by a fixed threshold established annually by CMS. The Medicare fiscal intermediary calculates the cost of a claim by multiplying the billed charges by a cost-to-charge ratio that is typically based on the hospital’s most recent filed cost report. Generally, if the computed cost exceeds the sum of the MS-DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment.

Under the Act, CMS must project aggregate annual outlier payments to all prospective payment system (“PPS”) hospitals to be not less than 5% or more than 6% of total MS-DRG payments (“Outlier Percentage”). The Outlier Percentage is determined by dividing total outlier payments by the sum of MS-DRG and outlier payments. CMS annually adjusts the fixed threshold to bring projected outlier payments within the mandated limit. A change to the fixed threshold affects total outlier payments by changing: (1) the number of cases that qualify for outlier payments; and (2) the dollar amount hospitals receive for those cases that still qualify.

Disproportionate Share Hospital Payments—In addition to making payments for services provided directly to beneficiaries, Medicare makes additional payments to hospitals that treat a disproportionately high share of low-income patients. Disproportionate share hospital (“DSH”) payments are determined annually based on certain statistical information defined by CMS and are calculated as a percentage add-on to the MS-DRG payments. This percentage varies, depending on several factors that include the percentage of low-income patients served. During 2008, 42 of our hospitals in continuing operations qualified for DSH payments.

Direct Graduate and Indirect Medical Education—The Medicare program provides additional reimbursement to approved teaching hospitals for additional expenses incurred by such institutions. This additional reimbursement, which is subject to certain limits, including intern and resident full-time equivalent (“FTE”) limits established in 1996, is made in the form of Direct Graduate Medical Education (“GME”) and Indirect Medical Education (“IME”) payments. During 2008, 13 of our hospitals in continuing operations were affiliated with academic institutions and were eligible to receive such payments. Medicare rules permit hospitals to enter into Medicare GME Affiliation Agreements for the purpose of applying the FTE limits on an aggregate basis, and some of our hospitals have entered into such agreements.

We have been contacted by CMS in connection with GME FTE limits and related reimbursement at Doctors Medical Center in Modesto, California as a result of our 1997 transaction with a county-owned hospital in Modesto. We have annually collected approximately $2.5 million of GME reimbursement at the hospital. We replied to CMS that, based on our analysis of the transaction and the applicable CMS rules, we believe that the GME FTE limits and related reimbursement reported on the hospital’s cost reports were substantially correct. In January 2008, CMS preliminarily advised us that they disagree with our analysis. During the three months ended June 30, 2008, we submitted additional information to CMS regarding the original transaction. CMS subsequently contacted us and stated that: (1) they continue to disagree with our analysis; and (2) they instructed our fiscal intermediary to reopen settled cost reports to recover IME and GME payments made to the hospital. During the three months ended September 30, 2008, we submitted additional information for CMS’ consideration. Also during the three months ended September 30, 2008, we received notices from our fiscal intermediary of its intent to reopen certain cost reports in connection with this matter. We have since received settlement notices for the hospital’s 2001 through 2007 cost reporting periods that reflect a disallowance of all of the hospital’s IME and GME payments, and the hospital’s 2008 cost report was filed consistent with the fiscal intermediary’s disallowance on the prior-year cost reports. Additionally, the fiscal intermediary ceased making IME and GME interim payments to the hospital for current and future services. Although we are pursuing a reversal of CMS’ decision, the outcome is uncertain at this time. As a result, in the three months ended June 30, 2008, we recorded an unfavorable adjustment of $17 million ($16 million related to prior years and $1 million related to the current year), and we have not subsequently recorded any IME or GME revenue for this hospital. During the three months ended December 31, 2008, Stanislaus County confirmed its obligation with respect to a residency program funding grant agreement between Doctors Medical Center and the County; as a result, we recorded an $8 million receivable for that additional grant funding.

Hospital Outpatient Prospective Payment System

Under the outpatient prospective payment system, hospital outpatient services, except for certain services that are reimbursed on a separate fee schedule, are classified into groups called ambulatory payment classifications (“APCs”). Services in each APC are similar clinically and in terms of the resources they require, and a payment rate is established for each APC. Depending on the services provided, hospitals may be paid for more than one APC for an encounter. CMS periodically updates the APCs and annually adjusts the rates paid for each APC.

Inpatient Psychiatric Facility Prospective Payment System

The inpatient psychiatric facility prospective payment system (“IPF-PPS”) applies to psychiatric hospitals and psychiatric units located within acute care hospitals that have been designated as exempt from the hospital inpatient prospective payment system. The IPF-PPS includes several provisions to ease the transition to this system from the previous cost-based system. For example, CMS phased in the IPF-PPS for existing hospitals and units over a three-year period to avoid disrupting the delivery of inpatient psychiatric services. All of our hospitals’ psychiatric units transitioned to the IPF-PPS on or before June 1, 2008. The IPF-PPS, which is based on prospectively determined per-diem rates, includes a stop-loss provision to protect providers against significant losses during the transition period, and an outlier policy that authorizes additional payments for extraordinarily costly cases.

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

Prior to July 1, 2004, a rehabilitation hospital or unit was eligible for classification as an IRF if it could show that, during its most recent 12-month cost reporting period, it served an inpatient population of which at least 75 percent of the patients required intensive rehabilitation services for the treatment of one or more of ten specific conditions. This became known as the “75 percent rule.”

On May 7, 2004, CMS released a final rule entitled “Medicare Program; Changes to the Criteria for Being Classified as an Inpatient Rehabilitation Facility” that revised the medical condition criteria rehabilitation hospitals and units must meet. This rule also replaced the “75 percent rule” compliance threshold with a three-year transition compliance threshold of 50%, 60% and 65% for years one, two and three, respectively, then a return to 75% in year four, commencing with cost reporting periods beginning on or after July 1, 2004. The three-year transition period was later delayed by one year, and then was permanently set at 60% in 2007. See “—Regulatory and Legislative Changes” below. As of December 31, 2008, our inpatient rehabilitation hospital and all of our rehabilitation units were in compliance with the required 60% compliance threshold.

Cost Reports

The final determination of certain Medicare payments to our hospitals, such as DSH, GME, IME and bad debt expense, are retrospectively determined based on our hospitals’ cost reports. The final determination of these payments often takes many years to resolve because of audits by the program representatives, providers’ rights of appeal, and the application of numerous technical reimbursement provisions.

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

Estimated payments under various state Medicaid programs, excluding state-funded managed care Medicaid programs, constituted approximately 8.4%, 8.8% and 10.1% of net patient revenues at our continuing general hospitals for the years ended December 31, 2008, 2007 and 2006, respectively. These payments are typically based on fixed rates determined by the individual states. We also receive DSH payments under various state Medicaid programs. For the years ended December 31, 2008, 2007 and 2006, our revenue attributable to DSH payments and other state-funded subsidy payments was approximately $155 million $165 million, and $157 million, respectively.

Medicaid patient revenues by state for the year ended December 31, 2008 are set forth in the table below:

Year Ended December 31, 2008
Florida	$167
California	133
Georgia	83
Missouri	73
Pennsylvania	56
Texas	52
South Carolina	49
Nebraska	25
North Carolina	25
Alabama	23
Louisiana	10
Tennessee	8

$704

Several states in which we operate have recently faced budgetary challenges that resulted in reduced Medicaid funding levels to hospitals and other providers. Further, although most states addressed projected 2008/2009 budgetary gaps in their final budgets, because of the recent economic downturn, many states are facing mid-year budget gaps that could result in additional reductions to Medicaid payments, coverage and eligibility or additional taxes on hospitals. Based on a recent report, at least 45 states are projecting budget shortfalls in their 2008 and/or 2009 budgets. For example:

•

In Florida, the legislature held a special session in January 2009 to address the state’s budget deficit and proposed several changes for consideration in the full legislative session that commenced February 1, 2009. If enacted as proposed, the changes would result in a 4% across-the-board reduction in Medicaid rates effective July 1, 2009. We estimate that the annual impact of these changes on our Florida hospitals’ revenues would be a reduction of approximately $5 million to $8 million in 2009.

•

On September 23, 2008, the Governor of California signed into law a budget containing more than $544 million in reductions to Medi-Cal, the state’s Medicaid program, for the fiscal year beginning July 1, 2008. Under the budget, a 10% reduction to certain Medi-Cal provider payments is in effect until March 1, 2009, when the 10% reduction will be reduced to 1%. At this time, we estimate that these payment reductions will reduce our revenues by approximately $9 million in 2009. The reductions also apply to capitation payments to Medi-Cal managed care plans; however, we cannot estimate at this time what impact the reductions will have on such payments. In addition to provider payment reductions, the budget includes payment deferrals and reductions in coverage. On December 31, 2008, a new budget plan for California was released to address budget deficits in the current year as well as the new fiscal year beginning July 1, 2009. The new plan includes a one-month payment deferral in 2009 in addition to the previous payment deferral already budgeted, elimination of some benefits and further reductions in coverage.

At this time, we cannot estimate the impact on our revenues from these proposed budget cuts. Further, we cannot predict the extent of the impact on our hospitals of future actions the states might take to address additional budgetary shortfalls. Although legislation has been introduced to provide additional federal funding to states facing budgetary shortfalls, we cannot predict what action Congress will take on the legislation and the impact, if any, of such legislation on our hospitals.

In May 2007, CMS issued a final rule, “Medicaid Program; Cost Limit for Providers Operated by Units of Government and Provisions to Ensure the Integrity of the Federal-State Financial Partnership,” that places limits and restrictions on Medicaid reimbursement to safety-net hospitals. A one-year moratorium on implementation of the final rule was included in the federal fiscal year (“FFY”) 2007 Supplemental Appropriations Act, which meant that the rule could not take effect before May 25, 2008. On May 21, 2008, CMS announced that it was voluntarily extending the moratorium for an additional 60 days; then in June 2008 the moratorium was extended through March 31, 2009 as part of the FFY 2008 Supplemental Appropriations Act. Congress is currently considering legislation that would extend the moratorium until June 30, 2009. We cannot predict what further action, if any, Congress or CMS may take to extend the moratorium or implement the final rule. However, the provisions of the rule could materially reduce the amount of Medicaid payments we receive in the future.

Also in May 2007, CMS issued a proposed rule clarifying that the agency would no longer provide federal Medicaid matching funds for GME purposes; however, the FFY 2007 Supplemental Appropriations Act contained language that placed a one-year moratorium on any such restriction. The moratorium was scheduled to expire on May 23, 2008. On May 21, 2008, CMS announced that it was voluntarily extending the moratorium for an additional 60 days; then in June 2008 the moratorium was extended through March 31, 2009 as part of the FFY 2008 Supplemental Appropriations Act. Congress is currently considering legislation that would extend the moratorium until June 30, 2009. Annual Medicaid GME payments to our hospitals are approximately $35 million. We cannot predict what further action, if any, Congress or CMS will take on this issue.

Regulatory and Legislative Changes

Recent regulatory and legislative updates to the Medicare and Medicaid payment systems are provided below.

Annual Update to the Medicare Inpatient Prospective Payment System

Under Medicare law, CMS is required annually to update certain rules governing the inpatient prospective payment system. The updates generally become effective October 1, the beginning of the federal fiscal year. On July 31, 2008, CMS issued the Final Changes to the Hospital Inpatient Prospective Payment Systems and FFY 2009 Rates (“Final Rule”). The Final Rule includes the following payment and policy changes:

•

A market basket increase of 3.6% for MS-DRG operating payments for hospitals reporting specified quality measure data (hospitals that do not report specified quality measure data will receive an increase of 1.6%);

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

•	A decrease in the cost outlier threshold from $22,185 to $20,185 (which was later further reduced to $20,045 as described below).

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

In addition to the 0.9% across-the-board reduction described above, the Transitional Medical Assistance, Abstinence Education, and Qualifying Individuals Programs Extension Act of 2007 specifies that, to the extent the documentation and coding adjustments applied in FFY 2008 and FFY 2009 result in overpayments or underpayments relative to the actual amount of documentation and coding-related increases, CMS shall correct the overpayments and underpayments in fiscal years 2010-2012. A determination of overpayment will result in a reduction of Medicare inpatient payments in those years. We expect CMS to address the documentation and coding adjustments in the FFY 2010 proposed rule to be issued during 2009; however, we cannot predict at this time how CMS will conduct the final analysis or the outcome of the final determination, or estimate the potential impact on our revenues.

Payment and Policy Changes to the Medicare Inpatient Rehabilitation Facility Prospective Payment System

On July 31, 2008, CMS issued the Final Rule for the Medicare Inpatient Rehabilitation Facility Prospective Payment System for FFY 2009 (“IRF-PPS Final Rule”). The IRF-PPS Final Rule includes the following payment and policy changes:

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

At December 31, 2008, we operated one inpatient rehabilitation hospital, and 13 of our general hospitals in continuing operations operated inpatient rehabilitation units. CMS projects that the payment and policy changes will result in an estimated total decrease in aggregate IRF payments of $40 million or 0.7% of total IRF-PPS payments for FFY 2009. This decrease is due to the update to the outlier threshold amount to reduce estimated outlier payments from 3.7% for FFY 2008 to 3.0% for FFY 2009. We do not believe that the statutorily mandated or IRF-PPS Final Rule changes will have a material impact on our net operating revenues. Because of the uncertainty of the factors that may influence our future IRF payments, including admission volumes, length of stay and case mix, and the impact of compliance with the IRF admission criteria, we cannot provide any assurances regarding our estimate of the impact of these changes.

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

At December 31, 2008, 14 of our general hospitals in continuing operations operated inpatient psychiatric units. CMS projects that the combined impact of the payment changes will yield an average 2.5% increase in payments for all IPFs (including psychiatric units in acute care hospitals), and an average 0.4% increase in payments for psychiatric units of acute care hospitals located in urban areas. Using the urban unit impact percentage as applied to our Medicare IPF payments for the 12 months ended June 30, 2008, we do not believe the payment changes will have a material impact on our net operating revenues. Because of the uncertainty of the factors that may influence our future IPF payments, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate of the impact of these changes.

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

CMS projects that the combined impact of the payment and policy changes in the OPPS Final Rule will yield an average 3.9% increase in payments for all hospitals and an average 4.1% increase in payments for hospitals in large urban areas (populations over 1 million). According to the CMS hospital-specific OPPS Final Rule impact file, the 2009 increase in our Medicare outpatient revenues is expected to be approximately $12 million. Because of the uncertainty regarding other factors that may influence our future OPPS payments, including volumes and case mix, we cannot provide any assurances regarding this estimate.

Payments for Emergency Health Services Provided to Undocumented Aliens

Section 1011 of the Medicare Modernization Act of 2003 provides $250 million each year for FFYs 2005-2008 to eligible providers for emergency services furnished to undocumented and other specified aliens. The statutory authorization for the funding of that program expired on September 30, 2008, although CMS indicated that payments to providers would continue after that date until all allocated funds are exhausted. The fiscal intermediary assigned to process the Section 1011 claims recently announced that CMS has approved payment for medical services delivered on or before March 31, 2009. Congress considered legislation to provide additional funding for the program in 2009, but ultimately took no action. We cannot predict whether Congress will provide new funding in 2009 or when currently allocated funds will be exhausted. Our hospitals received approximately $5 million in Section 1011 payments in calendar year 2008.

TRICARE Hospital Outpatient Prospective Payment System

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

In Section 707 of the National Defense Authorization Act for Fiscal Year 2002, Congress mandated that TRICARE payment methods and amounts for institutional care should be determined, to the extent practicable, in accordance with the same reimbursement rules used by Medicare. Medicare outpatient reimbursement amounts are generally lower than current TRICARE rates. On December 8, 2008, the DOD issued a final rule, with an effective date of January 1, 2009, to implement a prospective payment system for hospital outpatient services under TRICARE that is modeled after the Medicare outpatient prospective payment system. In that final rule, the DOD estimates that the TRICARE outpatient payment and policy changes will result in a reduction of approximately 25% from current payment levels for urban hospitals. We estimate that implementation of the new outpatient payment system could reduce annual TRICARE payments to our hospitals by approximately $10 million. On February 5, 2009, the DOD released a rule that delays the effective date of the new TRICARE outpatient payment system until May 1, 2009 and invited additional public comment on the final rule. Because of uncertainty regarding the final rule and other factors that may influence our future TRICARE outpatient payments, including volumes and case mix, we cannot provide any assurances regarding this estimate.

Long-Term Care Hospitals

On May 2, 2008, CMS issued a final rule for long-term care hospital that provides for a 2.7% increase in the payment rate and increases the fixed outlier threshold from $20,738 to $22,960. CMS estimates that the changes adopted in the final rule will increase total payments to long-term care hospitals by approximately 2.5%. We operate one long-term care hospital.

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

On November 21, 2007, CMS issued a report to Congress with its plan to implement a VBP program. In the report, CMS proposes to transform Medicare from a passive payer of claims to an active purchaser of care. The options in the report build on the foundation of the current program of reporting hospital quality data for the annual payment update, which ties a portion of the IPPS annual payment update to a hospital meeting certain requirements, including reporting on a defined set of inpatient quality measures. Under CMS’ proposal, its VBP program would phase out those requirements and would make a portion of a hospital’s payments contingent on actual performance on specified measures, rather than simply on the hospital’s reporting data for these measures. Under VBP, payments to high-performing hospitals would be larger than those to lower performing hospitals because the IPPS would be used to provide financial incentives to drive improvements in clinical quality, patient-centeredness and efficiency. Public reporting of performance on Medicare’s Hospital Compare website, a key component of the current reporting program, would remain an essential component of VBP. On September 25, 2008, the Quality First Act was introduced in the U.S. House of Representatives that would have established a program of performance-based payment for Medicare inpatient services starting in FFY 2011; however, the 110th Congress adjourned without taking action on the bill.

We cannot predict what action the new Congress or CMS under the new Administration may take with respect to the development or implementation of a VBP program, nor can we predict at this time what impact, if any, a VBP program might have on our results of operations or cash flows.

Medicare Recovery Audit Contractor (“RAC”) Initiative

Section 306 of the Medicare Prescription Drug Improvement and Modernization Act of 2003 directed the Secretary of HHS to demonstrate the use of RACs under CMS’ Medicare Integrity Program in identifying underpayments and overpayments under the Medicare program, and recouping those overpayments. RACs are third-party organizations under contract with CMS, and the law provides that compensation paid to each RAC be based on a percentage of overpayment recoveries identified by the RAC. The RAC demonstration was slated to end in March 2008; however, Section 302 of the Tax Relief and Health Care Act of 2006 made the RAC program permanent and instructed CMS to use RACs to identify Medicare underpayments and overpayments nationwide by 2010. In November 2007, CMS released the revised RAC Statement of Work (“SOW”). The SOW included several improvements, including placing certain restrictions on the claims subject to review by the RACs, and it delayed implementation of the RAC program in some states. Several of our hospitals included in the RAC demonstration received notices of overpayments resulting from RAC reviews. The overpayment determinations are subject to reconsideration and appeal through various forums, and we will pursue the reversal of the determinations where appropriate; however, we cannot predict the outcome of the appeals. In addition to overpayments identified by the RACs that are not reversed, we will incur additional costs to respond to requests for records and pursue the reversal of payment denials. On October 6, 2008, CMS announced the names of the new national RACs and according to CMS’ timetable, the new RACs were to begin reviews in December 2008. However, two unsuccessful bidders protested the awarding of the permanent contracts, and all RAC activity was stopped pending a determination by the Government Accountability Office (“GAO”). In February 2009, the two unsuccessful bidders withdrew their protests, and CMS announced that it is taking steps to resume its rollout of the permanent RAC program beginning March 2009. We cannot predict the impact of future RAC reviews on our results of operations or cash flows.

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

On January 8, 2009, MedPAC voted on final recommendations for their March 2009 Report to Congress. Their final recommendations affecting hospital payments include the following:

•

Congress should increase payment rates for the acute inpatient and outpatient prospective payment systems for 2010 by the projected rate of increase in the hospital market basket index concurrent with the implementation of a quality program; and

•

Congress should reduce the IME adjustment in 2010 by 1% to 4.5% per 10% increment in the resident-to-bed ratio, and the funds obtained by reducing the IME adjustment should be used to fund a quality incentive payment program.

We cannot predict what actions, if any, Congress or CMS may take with respect to MedPAC’s recommendations or what impact those actions may have on our operations. Any actions could have a material adverse impact on our results of operations or cash flows.

Regulations Addressing Serious Medical Events

In an effort to encourage hospitals to improve quality of care, the Medicare program and certain state Medicaid programs have taken steps to reduce or withhold payments to hospitals for treatment given to patients whose conditions were caused by serious medical error. Under rules that went into effect on October 1, 2008, Medicare will no longer pay hospitals for the higher costs of care resulting from eight complications, including falls, objects left inside patients during surgery, pressure ulcers and three types of hospital-acquired infections. Certain states have established policies or proposed legislation to prohibit hospitals from charging or receiving payment from their Medicaid programs for highly preventable adverse medical events (sometimes called “serious reportable events” or “never events”), which were developed by the National Quality Forum, a non-profit organization that seeks to improve the quality of American healthcare. Also, some states impose fines and penalties on hospitals when these events occur. Serious reportable events include wrong-site surgery, serious medication mistakes and discharging a baby to the wrong mother, among others. Hospitals in some states, including California, are required to report certain adverse events to a state agency charged with publicizing the events, as well as the results of any ensuing investigation conducted by the agency. We believe that our Commitment to Quality initiative, which utilizes the most current evidence-based techniques to improve the way we provide care, reduces our exposure to serious reportable events, but we are unable to predict the future impact of this development on our business, financial condition, results of operations or cash flows.

Medicare, Medicaid and State Children’s Health Insurance Program (“SCHIP”) Extension Act of 2007

The State Children’s Health Insurance Program provides health insurance to poor children. SCHIP is jointly financed, under the provisions of the Social Security Act, by federal and state governments and administered by the states. Within broad federal guidelines, each state determines the design of its program, eligibility groups, benefit packages, payment levels for coverage, and administrative and operating procedures. SCHIP provided a capped amount of funds to states on a matching basis through September 30, 2007, when it expired. The Medicare, Medicaid and SCHIP Extension Act of 2007, which was signed into law on December 29, 2007, extended funding through March 31, 2009. On February 4, 2009, the President signed the State Children’s Health Insurance Program bill, which extends the SCHIP program by 4.5 years and expands the program to an additional 4.5 million children.

The American Recovery and Reinvestment Act of 2009

On February 17, 2009, the President signed the American Recovery and Reinvestment Act of 2009 into law. The $787 billion economic stimulus plan includes the following measures affecting medical providers:

•	$21 billion in health insurance assistance, which includes premium subsidies for COBRA continuation coverage for unemployed workers;

•	A freeze until September 30, 2009 of the final rule phasing out Medicare IME capital payments;

•

$90 billion in state fiscal relief, which includes $86.7 billion for a temporary (27-month) increase in the Federal Medical Assistance Percentage (the rate at which the federal government matches states’ Medicaid expenditures), and a 2.5% increase in the states’ fiscal year 2009 and 2010 DSH payments that would revert to 100% of the payments under current law; and

•

$31 billion in new spending on health information technology, most of which is for incentive payments to physicians and hospitals, which the Congressional Budget Office assumes will generate $12 billion in savings over time, and $2 billion for health information technology grants.

We cannot predict how or when these measures will be implemented. We also cannot predict what impact any of the measures might have on our results of operations or cash flows.

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

The amount of our managed care net patient revenues during the years ended December 31, 2008, 2007 and 2006 was $4.6 billion, $4.2 billion and $3.8 billion, respectively. Approximately 61% of our managed care net patient revenues for the year ended December 31, 2008 was derived from our top ten managed care payers. National payers generate approximately 44% of our total net managed care revenues. The remainder comes from regional or local payers. At December 31, 2008 and 2007, approximately 55% and 53%, respectively, of our net accounts receivable related to continuing operations were due from managed care payers.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have had fourteen consecutive quarters of improved year-over-year managed care pricing, we expect some moderation in the pricing percentage increases in the future.

Through the year ended December 31, 2008, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 50% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self-pay accounts pose significant collectability problems. At December 31, 2008 and 2007, approximately 8% and 9%, respectively, of our net accounts receivable related to continuing operations were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients. We have performed systematic analyses to focus our attention on drivers of bad debt for each hospital. While emergency department use is the primary contributor to our provision for doubtful accounts in the aggregate, this is not the case at all hospitals. As a result, we are increasing our focus on targeted initiatives that concentrate on non-emergency department patients. These initiatives are intended to promote process efficiencies in working self-pay accounts we deem highly collectible. This is just one example of our continuous improvement efforts dedicated to modifying and refining our processes, enhancing our technology and improving staff training throughout the revenue cycle in an effort to increase collections and reduce accounts receivable.

Over the longer term, several other initiatives we have previously announced should also help address this challenge. For example, our Compact with Uninsured Patients (“Compact”) is designed to offer managed care-style discounts to most uninsured patients, which enables us to offer lower rates to those patients who historically have been charged standard gross charges. A significant portion of those charges had previously been written down in our provision for doubtful accounts. Under the Compact, the discount offered to uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time the self-pay accounts are recorded. The uninsured patient accounts, net of contractual allowances recorded, are further reduced to their net realizable value through provision for doubtful accounts based on historical collection trends for self-pay accounts and other factors that affect the estimation process.

The estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the years ended December 31, 2008, 2007 and 2006 were $361 million, $345 million and $257 million, respectively. We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. The estimated costs (based on the selected operating expenses described above) of providing charity care for the years ended December 31, 2008, 2007 and 2006 were $113 million, $121 million and $110 million, respectively.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE YEAR ENDED DECEMBER 31, 2007

The following two tables summarize our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the years ended December 31, 2008 and 2007:

	Years Ended December 31,
	2008	2007	Increase (Decrease)
Net operating revenues:
General hospitals	$8,489	$7,995	$494
Other operations	174	172	2

Net operating revenues	8,663	8,167	496
Operating expenses:
Salaries, wages and benefits	3,816	3,655	161
Supplies	1,528	1,418	110
Provision for doubtful accounts	632	561	71
Other operating expenses, net	1,955	1,876	79
Depreciation and amortization	373	338	35
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	18	49	(31)
Hurricane insurance recoveries, net of costs	—	(3)	3
Litigation and investigation costs	41	13	28

Operating income	$300	$260	$40

	Years Ended December 31,
	2008	2007	Increase (Decrease)
Net operating revenues:
General hospitals	98.0%	97.9%	0.1%
Other operations	2.0%	2.1%	(0.1)%

Net operating revenues	100.0%	100.0%	—%
Operating expenses:
Salaries, wages and benefits	44.0%	44.8%	(0.8)%
Supplies	17.6%	17.4%	0.2%
Provision for doubtful accounts	7.3%	6.9%	0.4%
Other operating expenses, net	22.6%	22.8%	(0.2)%
Depreciation and amortization	4.3%	4.2%	0.1%
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	0.2%	0.6%	(0.4)%
Hurricane insurance recoveries, net of costs	—%	—%	—%
Litigation and investigation costs	0.5%	0.1%	0.4%

Operating income	3.5%	3.2%	0.3%

Net operating revenues of our continuing general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (primarily rental income, management fee revenue and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) rehabilitation hospitals and (3) a long-term-care facility. Only one of our individual hospitals represented more than 5% (approximately 5.2%) of our net operating revenues for the year ended December 31, 2008, and none represented more than 5% of our total assets, excluding goodwill and intercompany receivables, at December 31, 2008.

Net operating revenues from our other operations were $174 million and $172 million in the years ended December 31, 2008 and 2007, respectively. Equity earnings for unconsolidated affiliates, included in our net operating revenues from other operations, were $13 million and $20 million for the years ended December 31, 2008 and 2007, respectively.

The table below shows certain selected historical operating statistics for our continuing general hospitals on a same-hospital basis. We have excluded two hospitals from the same-hospital statistics for the years ended December 31, 2008 and 2007. The hospitals excluded are Coastal Carolina Medical Center and Sierra Providence East Medical Center, for which we did not yet have a full calendar year of operating results at the beginning of the three months ended December 31, 2008.

	Years Ended December 31,
	2008	2007	Increase (Decrease)
	(Dollars in Millions, Except Per Patient Day, Per Admission and Per Visit Amounts)
Net inpatient revenues(1)	$5,724	$5,485	4.4%
Net outpatient revenues(1)	$2,568	$2,376	8.1%
Net patient revenue from commercial managed care	$3,427	$3,225	6.3%
Revenues from the uninsured	$613	$609	0.7%
Provision for doubtful accounts	$623	$559	11.4%
Provision for doubtful accounts as a percentage of net operating revenues	7.2%	6.9%	0.3	%(2)
Collection rate from self-pay	33%	35%	(2.0	)%(2)
Collection rate from managed care payers	98%	98%	—	(2)
Number of general hospitals (at end of period)	48	48	—	(2)
Licensed beds (at end of period)	13,411	13,454	(0.3)%
Average licensed beds	13,398	13,431	(0.2)%
Utilization of licensed beds(3)	53.2%	53.0%	0.2	%(2)
Patient days	2,610,199	2,599,420	0.4%
Adjusted patient days(4)	3,759,463	3,695,444	1.7%
Net inpatient revenue per patient day	$2,193	$2,110	3.9%
Net patient revenue per adjusted patient day(4)	$2,206	$2,127	3.7%
Commercial managed care admissions	141,079	145,438	(3.0)%
Governmental managed care admissions	111,166	98,594	12.8%
Medicare admissions	162,010	164,767	(1.7)%
Medicaid admissions	65,535	65,017	0.8%
Uninsured admissions	24,050	23,649	1.7%
Charity care admissions	9,287	10,189	(8.9)%
Other admissions	14,021	13,374	4.8%
Total admissions	527,148	521,028	1.2%
Adjusted patient admissions(4)	764,490	745,917	2.5%
Paying admissions (excludes charity and uninsured)	493,811	487,190	1.4%
Charity admissions and uninsured admissions	33,337	33,838	(1.5)%
Admissions through emergency department	295,473	287,713	2.7%
Commercial managed care admissions as a percentage of total admissions	26.8%	27.9%	(1.1	)%(2)
Emergency department admissions as a percentage of total admissions	56.1%	55.2%	0.9	%(2)
Uninsured admissions as a percentage of total admissions	4.6%	4.5%	0.1	%(2)
Charity admissions as a percentage of total admissions	1.8%	2.0%	(0.2	)%(2)
Net inpatient revenue per admission	$10,858	$10,527	3.1%
Net patient revenue per adjusted patient admission (4)	$10,847	$10,539	2.9%
Average length of stay (days)	5.0	5.0	—	(2)
Surgeries—inpatient	155,896	154,905	0.6%
Surgeries—outpatient	205,117	201,759	1.7%
Total surgeries	361,013	356,664	1.2%
Net outpatient revenue per visit	$681	$629	8.3%
Uninsured outpatient visits	395,991	420,176	(5.8)%
Uninsured outpatient visits as a percentage of total outpatient visits	10.5%	11.1%	(0.6	)%(2)
Charity care outpatient visits	21,954	25,367	(13.5)%
Charity care outpatient visits as a percentage of total outpatient visits	0.6%	0.7%	(0.1	)%(2)
Paying outpatient visits (excludes charity and uninsured)	3,355,514	3,330,676	0.7%
Commercial managed care outpatient visits	1,410,822	1,425,406	(1.0)%
Commercial outpatient visits as a percentage of total outpatient visits	37.4%	37.7%	(0.3	)%(2)
Total outpatient visits	3,773,459	3,776,219	(0.1)%
Managed care: net inpatient revenue per admission	$11,555	$11,056	4.5%
Managed care: net outpatient revenue per visit	$798	$742	7.5%
Salaries, wages and benefits	$3,784	$3,648	3.7%

	Years Ended December 31,
	2008	2007	Increase (Decrease)
	(Dollars in Millions, Except Per Patient Day, Per Admission and Per Visit Amounts)
Supplies	$1,521	$1,417	7.3%
Other operating expenses	$1,927	$1,868	3.2%
Total salaries, wages and benefits, supplies and other operating expenses	$7,232	$6,933	4.3%
Rent/lease expense(5)	$139	$135	3.0%
Salaries, wages and benefits per adjusted patient day(4)	$1,006	$987	1.9%
Supplies per adjusted patient day(4)	$405	$383	5.7%
Other operating expenses per adjusted patient day(4)	$513	$506	1.4%
Total salaries, wages and benefits, supplies and other operating expenses per adjusted patient day	$1,924	$1,876	2.6%

(1)	Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $263 million and $275 million for the years ended December 31, 2008 and 2007, respectively. Net outpatient revenues include self-pay revenues of $351 million and $334 million for the years ended December 31, 2008 and 2007, respectively.
(2)	The change is the difference between the 2008 and 2007 amounts shown.
(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.
(4)	Adjusted patient admissions/days represent actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the result by gross inpatient revenues.
(5)	Included in other operating expenses.

REVENUES

During the year ended December 31, 2008, net operating revenues from continuing operations increased 6.1% compared to the year ended December 31, 2007.

Our same-hospital net inpatient revenues for the year ended December 31, 2008 increased by 4.4% compared to the year ended December 31, 2007. There were various positive and negative factors impacting our net inpatient revenues.

Key positive factors include:

•	Improved managed care pricing as a result of renegotiated contracts, partially offset by a reduction in stop-loss payments to $241 million in 2008 from $282 million in 2007; and

•	An increase in total admissions and patient days.

Key negative factors include:

•	A decrease in commercial managed care admissions;

•	A decrease in DSH payments under various states’ Medicaid programs to $155 million in 2008 from $165 million in 2007; and

•	Favorable adjustments for prior-year cost reports and related valuation allowances of $4 million in 2008 compared to $46 million in 2007.

Same-hospital admissions for the year ended December 31, 2008 increased by 1.2% compared to the year ended December 31, 2007 primarily due to net volume increases in many of the service lines emphasized by our Targeted Growth Initiative, psychiatric volumes at a facility we acquired in Modesto, California in November 2007, and a net growth in physicians resulting from our general focus on recruitment efforts and our targeted physician recruitment strategies at various hospitals for specific service lines, partially offset by lower invasive cardiac procedures.

Same-hospital net outpatient revenues during the year ended December 31, 2008 increased 8.1% compared to the year ended December 31, 2007, while outpatient visits declined by 0.1% for the same periods. The primary reason for the revenue increase is improved managed care pricing.

SALARIES, WAGES AND BENEFITS

Salaries, wages and benefits expense as a percentage of net operating revenues decreased 0.8% for the year ended December 31, 2008 compared to the year ended December 31, 2007. Salaries, wages and benefits per adjusted patient day increased approximately 2.1% in 2008 compared to 2007. The increase is primarily due to merit increases for our employees, an increase in the number of employed physicians, increased health benefits and retirement plans costs, increased annual incentive compensation costs, and hurricane-related labor costs, partially offset by a decline in full-time employee headcount, a decline in contract labor expenses and stock-compensation expense, and improved workers’ compensation loss experience.

At December 31, 2008, approximately 21% of the employees at our hospitals and related health care facilities in both continuing and discontinued operations were represented by labor unions. Labor relations at our facilities generally have been satisfactory. We, and the hospital industry in general, are continuing to see an increase in the amount of union activity across the country. As union activity increases, our salaries, wages and benefits expense may increase more rapidly than our net operating revenues.

We currently have labor contracts and collective bargaining agreements with the California Nurses Association (“CNA”), the Service Employees International Union (“SEIU”), the United Nurses Associations of California and the American Federation of State, County and Municipal Employees that cover registered nurses, service and maintenance workers, and other employees at 10 of our continuing general hospitals in California, three of our continuing general hospitals in Florida and one of our continuing general hospitals in Philadelphia. All of these union agreements set stable and competitive wage increases within our budgeted expectations through various dates in 2010 and early 2011.

In 2008, the CNA and the SEIU commenced union organizing activities at several of our hospitals pursuant to the terms of the separate peace accords we entered into with those unions in 2007. To date, we have granted the CNA access to Hahnemann University Hospital in Philadelphia and three of our hospitals in Houston – Cypress Fairbanks Medical Center, Park Plaza Hospital and Houston Northwest Medical Center. We are currently engaged in collective bargaining with the CNA at Cypress Fairbanks Medical Center after registered nurses at that facility voted 119-111 in favor of representation by the CNA in March 2008 and the results of that election were certified by the National Labor Relations Board (“NLRB”) in May 2008. In August 2008, two registered nurses from Cypress Fairbanks Medical Center and Park Plaza Hospital, with the help of the National Right to Work Legal Defense Foundation, filed unfair labor practice charges against us and the CNA with the NLRB. The charges allege that our peace accord with the CNA violates federal rules prohibiting employer-dominated unions and improperly restricts nurses from speaking out against the union. The filing also claims that the peace accord subverts the NLRB’s role by stipulating that an arbitrator will resolve conflicts rather than federal board representatives. In February 2009, additional charges were filed with the NLRB relating to our Hahnemann University Hospital in Philadelphia. The NLRB is considering all of the claims, and we expect a formal decision shortly; however, we presently cannot determine the ultimate resolution of this matter. Separately, we are defending our actions in connection with the SEIU’s failed attempt to organize employees at our Saint Francis Hospital in Memphis, Tennessee. A trial in that matter was expected to commence in January 2009, but has since been postponed while the parties engage in settlement discussions. In addition, in January 2009, we executed an agreement with the SEIU postponing for one year any further organizing efforts by that union as contemplated by the terms of our peace accord.

Included in salaries, wages and benefits expense in the year ended December 31, 2008 is $33 million of stock-based compensation expense compared to $40 million in 2007. The decrease is primarily due to the vesting of higher grant-date fair value awards from prior years and the issuance of new awards at lower grant-date fair values primarily due to our lower stock price.

SUPPLIES

Supplies expense as a percentage of net operating revenues increased by 0.2% for the year ended December 31, 2008 compared to the year ended December 31, 2007, while supplies expense per adjusted patient day increased approximately 5.4% in 2008 compared to 2007. This increase in supplies expense per adjusted patient day reflects higher costs for orthopedics, pharmaceuticals and implants due to increased volumes, inflation and technology improvements, and higher surgical supply costs due to an increase in surgeries, partially offset by lower cardiovascular supply costs, which resulted from a decrease in cardiovascular procedures.

We strive to control supplies expense through product standardization, bulk purchases, contract compliance, improved utilization and operational improvements that should minimize waste. The items of current cost reduction focus continue to be cardiac stents and pacemakers, orthopedics and implants, and high-cost pharmaceuticals. We also utilize the group-purchasing strategies and supplies-management services of Broadlane (a company in which we held a 48% interest until August 2008), which offers group-purchasing procurement strategy, outsourcing and e-commerce services to the health care industry.

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts as a percentage of net operating revenues was 7.3% for the year ended December 31, 2008 compared to 6.9% for the year ended December 31, 2007. The negative impact on bad debts as a result of the growth in self-pay accounts assigned to our collection agencies, a slight decline in self-pay collection trends since the first half of 2008, pricing increases and improved charge capture in our emergency departments were only partially mitigated by improved point-of-service collections and improved insurance balances by aging category.

The table below shows the net accounts receivable and allowance for doubtful accounts by payer at December 31, 2008 and December 31, 2007:

	December 31, 2008			December 31, 2007
	Accounts Receivable Before Allowance For Doubtful Accounts	Allowance For Doubtful Accounts	Net	Accounts Receivable Before Allowance For Doubtful Accounts	Allowance For Doubtful Accounts	Net
	(In Millions)
Medicare	$158	$—	$158	$163	$—	$163
Medicaid	122	—	122	134	—	134
Net cost report settlements payable and valuation allowances	(20)	—	(20)	(15)	—	(15)
Commercial managed care	556	72	484	531	78	453
Governmental managed care	179	—	179	170	—	170
Self-pay uninsured	191	161	30	192	152	40
Self-pay balance after	140	72	68	129	67	62
Estimated future recoveries from accounts assigned to collection agencies	40	—	40	33	—	33
Other	178	41	137	210	67	143

Total continuing operations	1,544	346	1,198	1,547	364	1,183
Total discontinued operations	189	50	139	279	77	202

	$1,733	$396	$1,337	$1,826	$441	$1,385

A significant portion of our provision for doubtful accounts relates to self-pay patients. Collection of accounts receivable has been a key area of focus, particularly over the past several years, as we have experienced adverse changes in our business mix. At December 31, 2008, our collection rate on self-pay accounts was approximately 33%, including collections from point-of-service through collections by our in-house collection agency or external collection vendors. During 2008, we experienced a downward trend in our self-pay collection rate as follows: 35% at March 31, 2008; 34% at June 30, 2008; and 33% at September 30, 2008. These self-pay collection rates include payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being classified and assigned to our in-house self-pay collection group. The comparable self-pay collection percentage as of December 31, 2007, adjusted for the reclassification of certain hospitals to discontinued operations, was approximately 35%. Our provision for doubtful accounts in the three months ended December 31, 2008 includes a $3 million unfavorable adjustment in the estimate of necessary bad debt reserve levels at year-end compared to a favorable adjustment of $16 million in the three months ended December 31, 2007. The change in anticipated collections as of December 31, 2008 was based on a look-back period of 18 months of collections.

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

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated collection rate on managed care accounts was approximately 98% as of both December 31, 2008 and December 31, 2007, adjusted for hospitals reclassified to discontinued operations, which includes collections from point-of-service through collections by our in-house collection agency or external collection vendors.

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

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”), and (4) accounts receivable aging. The following tables present the approximate aging by payer of our continuing operations’ net accounts receivable of $1.218 billion and $1.198 billion, excluding cost report settlements payable and valuation allowances of $20 million and $15 million, at December 31, 2008 and December 31, 2007, respectively:

	December 31, 2008
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	99%	64%	77%	33%	69%
61-120 days	1%	24%	14%	24%	15%
121-180 days	—%	12%	5%	11%	7%
Over 180 days	—%	—%	4%	32%	9%

Total	100%	100%	100%	100%	100%

	December 31, 2007
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	96%	63%	76%	34%	69%
61-120 days	3%	25%	14%	25%	16%
121-180 days	1%	12%	5%	12%	7%
Over 180 days	—%	—%	5%	29%	8%

Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations were 50 days at December 31, 2008 compared to 52 days at December 31, 2007. AR Days at December 31, 2008 and 2007 are within our target of less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our revenue from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

As of December 31, 2008, we had a cumulative total of patient account assignments dating back at least three years or older of approximately $4.5 billion related to our continuing operations being pursued by our in-house and outside collection agencies or vendors. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts at collection agencies is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from our Medical Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under our MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 86% of all accounts in our MEP are ultimately approved for benefits under a government program such as Medicaid.

The following table shows the approximate amount of net accounts receivable in our MEP, still awaiting determination of eligibility under a government program at December 31, 2008 and 2007, by aging category:

	December 31,
	2008	2007
0-60 days	$87	$59
61-120 days	25	15
121-180 days	6	6
Over 180 days(1)	—	—

Total	$118	$80

(1)	Includes accounts receivable of $10 million at both December 31, 2008 and 2007 that are fully reserved.

OTHER OPERATING EXPENSES

Other operating expenses as a percentage of net operating revenues decreased by 0.2% for the year ended December 31, 2008 compared to the year ended December 31, 2007. Other operating expenses per adjusted patient day increased by approximately 2.0% in 2008 compared to 2007 primarily due to higher physician fees, contracted services, repair and maintenance costs, utility costs and an $8 million gain on a sale of a medical office building in Florida in 2007, which reduced 2007 other operating expenses, partially offset by lower information systems implementation costs, consulting costs and malpractice expense. Malpractice expense was $128 million for the year ended December 31, 2008 compared to $163 million for the year ended December 31, 2007. The decrease in malpractice expense is primarily attributable to improved claims experience, partially offset by $15 million of incremental expense related to the lower interest rate environment, which increased the discounted present value of projected future liabilities.

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL AND RESTRUCTURING CHARGES

During the year ended December 31, 2008, we recorded net impairment and restructuring charges of $18 million compared to $49 million, net of insurance recoveries of $5 million, for the year ended December 31, 2007. See Note 5 to the Consolidated Financial Statements for additional detail of these charges and related liabilities.

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

LITIGATION AND INVESTIGATION COSTS

Litigation and investigation costs in continuing operations for the year ended December 31, 2008 were $41 million compared to $13 million for the year ended December 31, 2007. The 2008 amount includes a $47 million increase in the estimated liabilities for wage and hour actions and other unrelated employment matters further described in Note 13 to the Consolidated Financial Statements.

NET GAIN ON SALES OF INVESMENTS

During the year ended December 31, 2008, we recorded net gains of $125 million on the sale of our entire interest in Broadlane and $14 million on the sale of our interest in a joint venture with a real estate investment trust. See Note 17 to the Consolidated Financial Statements for additional detail about these amounts.

INCOME TAX BENEFIT

Income taxes in the year ended December 31, 2008 included:

(1)	an income tax benefit of $27 million to reduce our estimated liabilities for uncertain tax positions, including related interest; and

(2)	an income tax benefit of $23 million to decrease the valuation allowance for our deferred tax assets and for other tax adjustments.

Income taxes in the year ended December 31, 2007 included:

(1)	an income tax benefit of $83 million to reduce our estimated liabilities for uncertain tax positions, including related interest; and

(2)	income tax expense of $48 million to increase the valuation allowance for our deferred tax assets and for other tax adjustments.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

The following two tables summarize our net operating revenues, operating expenses and operating income (loss) from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the years ended December 31, 2007 and 2006:

	Years Ended December 31,
	2007	2006	Increase (Decrease)
Net operating revenues:
General hospitals	$7,995	$7,605	$390
Other operations	172	139	33

Net operating revenues	8,167	7,744	423
Operating expenses:
Salaries, wages and benefits	3,655	3,477	178
Supplies	1,418	1,375	43
Provision for doubtful accounts	561	491	70
Other operating expenses, net	1,876	1,780	96
Depreciation and amortization	338	316	22
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	49	318	(269)
Hurricane insurance recoveries, net of costs	(3)	(14)	11
Litigation and investigation costs	13	766	(753)

Operating income (loss)	$260	$(765)	$1,025

	Years Ended December 31,
	2007	2006	Increase (Decrease)
Net operating revenues:
General hospitals	97.9%	98.2%	(0.3)%
Other operations	2.1%	1.8%	0.3%

Net operating revenues	100.0%	100.0%	—%
Operating expenses:
Salaries, wages and benefits	44.8%	44.9%	(0.1)%
Supplies	17.4%	17.8%	(0.4)%
Provision for doubtful accounts	6.9%	6.3%	0.6%
Other operating expenses, net	22.8%	23.1%	(0.3)%
Depreciation and amortization	4.2%	4.0%	0.2%
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	0.6%	4.1%	(3.5)%
Hurricane insurance recoveries, net of costs	—%	(0.2)%	0.2%
Litigation and investigation costs	0.1%	9.9%	(9.8)%

Operating income (loss)	3.2%	(9.9)%	13.1%

Net operating revenues of our continuing general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (primarily rental income, management fee revenue and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) rehabilitation hospitals and a long-term-care facility, and (3) equity earnings of unconsolidated affiliates that are not directly associated with our general hospitals. None of our individual hospitals represented more than 5% of our net operating revenues or more than 5% of our total assets, excluding goodwill and intercompany receivables, at December 31, 2007 and 2006.

Net operating revenues from our other operations were $172 million and $139 million for the years ended December 31, 2007 and 2006, respectively. Equity earnings of unconsolidated affiliates, included in our net operating revenues from other operations, were $20 million and $6 million for the years ended December 31, 2007 and 2006, respectively.

The table below shows certain selected historical operating statistics for our continuing general hospitals on a same-hospital basis. The impact of our acquisition of Coastal Carolina Medical Center at the end of June 2007 is excluded from same-hospital statistics for the year ended December 31, 2007.

	Years Ended December 31,
	2007	2006	Increase (Decrease)
	(Dollars in Millions, Except Per Patient Day, Per Admission and Per Visit Amounts)
Net inpatient revenues(1)	$5,485	$5,287	3.7%
Net outpatient revenues(1)	$2,376	$2,190	8.5%
Net patient revenue from commercial managed care	$3,225	$3,021	6.8%
Revenues from the uninsured	$609	$501	21.6%
Provision for doubtful accounts	$559	$491	13.8%
Provision for doubtful accounts as a percentage of net operating revenues	6.9%	6.3%	0.6	%(2)
Collection rate from self-pay	35%	31%	4.0	%(2)
Collection rate from managed care payers	98%	97%	1.0	%(2)
Number of general hospitals (at end of period)	48	48	—	(2)
Licensed beds (at end of period)	13,454	13,404	0.4%
Average licensed beds	13,431	13,472	(0.3)%
Utilization of licensed beds(3)	53.0%	53.9%	(0.9	)%(2)
Patient days	2,599,420	2,648,503	(1.9)%
Adjusted patient days(4)	3,695,444	3,718,076	(0.6)%
Net inpatient revenue per patient day	$2,110	$1,996	5.7%
Net patient revenue per adjusted patient day(4)	$2,127	$2,011	5.8%
Commercial managed care admissions	145,438	147,637	(1.5)%
Governmental managed care admissions	98,594	91,861	7.3%
Medicare admissions	164,767	171,966	(4.2)%
Medicaid admissions	65,017	67,120	(3.1)%
Uninsured admissions	23,649	21,880	8.1%
Charity care admissions	10,189	10,864	(6.2)%
Other admissions	13,374	14,229	(6.0)%
Total admissions	521,028	525,557	(0.9)%
Adjusted patient admissions(4)	745,917	743,364	0.3%
Paying admissions (excludes charity and uninsured)	487,190	492,813	(1.1)%
Charity admissions and uninsured admissions	33,838	32,744	3.3%
Admissions through emergency department	287,713	286,640	0.4%
Commercial managed care admissions as a percentage of total admissions	27.9%	28.1%	(0.2	)%(2)
Emergency department admissions as a percentage of total admissions	55.2%	54.5%	0.7	%(2)
Uninsured admissions as a percentage of total admissions	4.5%	4.2%	0.3	%(2)
Charity admissions as a percentage of total admissions	2.0%	2.1%	(0.1	)%(2)
Net inpatient revenue per admission	$10,527	$10,060	4.6%
Net patient revenue per adjusted patient admission(4)	$10,539	$10,059	4.8%
Average length of stay (days)	5.0	5.0	—	(2)
Surgeries—inpatient	154,905	157,279	(1.5)%
Surgeries—outpatient	201,759	208,730	(3.3)%
Total surgeries	356,664	366,009	(2.6)%
Net outpatient revenue per visit	$629	$570	10.4%
Uninsured outpatient visits	420,176	407,173	3.2%

	Years Ended December 31,
	2007	2006	Increase (Decrease)
	(Dollars in Millions, Except Per Patient Day, Per Admission and Per Visit Amounts)
Uninsured outpatient visits as a percentage of total outpatient visits	11.1%	10.6%	0.5	%(2)
Charity care outpatient visits	25,367	20,008	26.8%
Charity care outpatient visits as a percentage of total outpatient visits	0.7%	0.5%	0.2	%(2)
Paying outpatient visits (excludes charity and uninsured)	3,330,676	3,415,487	(2.5)%
Commercial managed care outpatient visits	1,425,406	1,467,407	(2.9)%
Commercial outpatient visits as a percentage of total outpatient visits	37.7%	38.2%	(0.5	)%(2)
Total outpatient visits	3,776,219	3,842,668	(1.7)%
Managed care: net inpatient revenue per admission	$11,056	$10,384	6.5%
Managed care: net outpatient revenue per visit	$742	$688	7.8%
Salaries, wages and benefits	$3,648	$3,477	4.9%
Supplies	$1,417	$1,377	2.9%
Other operating expenses	$1,868	$1,794	4.1%
Total salaries, wages and benefits, supplies and other operating expenses	$6,933	$6,648	4.3%
Rent/lease expense(5)	$135	$131	3.1%
Salaries, wages and benefits per adjusted patient day(4)	$987	$935	5.6%
Supplies per adjusted patient day(4)	$383	$370	3.5%
Other operating expenses per adjusted patient day(4)	$506	$483	4.8%
Total salaries, wages and benefits, supplies and other operating expenses per adjusted patient day	$1,876	$1,788	4.9%

(1)	Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $275 million and $233 million for the years ended December 31, 2007 and 2006, respectively. Net outpatient revenues include self-pay revenues of $334 million and $268 million for the years ended December 31, 2007 and 2006, respectively.
(2)	The change is the difference between the 2007 and 2006 amounts shown.
(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.
(4)	Adjusted patient admissions/days represent actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the result by gross inpatient revenues.
(5)	Included in other operating expense.

REVENUES

During the year ended December 31, 2007, net operating revenues from continuing operations increased 5.5% compared to the year ended December 31, 2006.

Same-hospital outpatient visits, surgeries, patient days and admissions were lower during the year ended December 31, 2007 compared to the year ended December 31, 2006 by 1.7%, 2.6%, 1.9% and 0.9%, respectively. We believe the following factors contributed to the overall decline in our inpatient and outpatient volume levels: (1) loss of patients to competing health care providers; (2) challenges in physician recruitment, retention and attrition, specifically with respect to recruiting physicians at our Florida hospitals to replace doctors who have retired or relocated; (3) strategic reduction of services related to our Targeted Growth Initiative discussed in “Executive Overview—Significant Challenges—Company-Specific Volume Challenge” above; (4) population trends in Florida; and (5) unfavorable publicity about us, which impacts our relationships with physicians and patients.

Our same-hospital net inpatient revenues for the year ended December 31, 2007 increased by 3.7% compared to the prior year. There were various positive and negative factors impacting our net inpatient revenues.

The positive factors include:

•	Improved managed care pricing as a result of renegotiated contracts;

•	Favorable net adjustments for prior-year cost reports and related valuation allowances, primarily attributable to Medicare and Medicaid, of $46 million in 2007 compared to $34 million in 2006; and

•	An increase in DSH payments under various states Medicaid programs to $165 million in 2007 from $157 million in 2006.

The negative factors include:

•	Lower overall volumes, particularly at our Florida hospitals; and

•	A shift in volume from traditional Medicaid to managed Medicaid plans.

Same-hospital net outpatient revenues during the year ended December 31, 2007 increased 8.5% compared to the year ended December 31, 2006, although overall same-hospital outpatient visits decreased 1.7% in 2007. The primary reason for the same-hospital net outpatient revenue increase is improved managed care pricing.

SALARIES, WAGES AND BENEFITS

Salaries, wages and benefits expense as a percentage of net operating revenues decreased 0.1% for the year ended December 31, 2007 compared to the year ended December 31, 2006. Salaries, wages and benefits per adjusted patient day increased approximately 5.5% in 2007 compared to 2006. The increase is primarily due to merit increases since the prior year and a greater number of employed physicians.

Included in salaries, wages and benefits expense in the year ended December 31, 2007 is $40 million of stock-based compensation expense compared to $50 million in 2006. The decrease is due to the vesting of higher grant-date fair value awards from prior years and the issuance of new awards at lower grant-date fair values primarily due to our lower stock price.

SUPPLIES

Supplies expense as a percentage of net operating revenues decreased slightly for the year ended December 31, 2007 compared to 2006; however, supplies expense per adjusted patient day increased approximately 3.5% in 2007 compared to 2006. This increase in supplies expense reflected higher costs for implants and pacemakers due to inflation and technology improvements, partially offset by lower cardiovascular and pharmaceutical supply costs, which resulted from a decrease in cardiovascular procedures and our efforts to use more cost-effective pharmaceuticals.

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts as a percentage of net operating revenues increased 0.6% for the year ended December 31, 2007 compared to 2006, primarily due to higher self-pay revenues. The table below shows the net accounts receivable and allowance for doubtful accounts by payer:

	December 31, 2007			December 31, 2006
	Accounts Receivable Before Allowance For Doubtful Accounts	Allowance For Doubtful Accounts	Net	Accounts Receivable Before Allowance For Doubtful Accounts	Allowance For Doubtful Accounts	Net
	(In Millions)
Medicare	$163	$—	$163	$151	$—	$151
Medicaid	134	—	134	134	—	134
Cost report settlements payable and valuation allowances	(15)	—	(15)	(39)	—	(39)
Commercial managed care	531	78	453	518	100	418
Governmental managed care	170	—	170	149	—	149
Self-pay uninsured	192	152	40	162	142	20
Self-pay balance after	129	67	62	123	61	62
Estimated future recoveries from accounts assigned to collection agencies	33	—	33	36	—	36
Other	210	67	143	251	78	173

Total continuing operations	1,547	364	1,183	1,485	381	1,104
Total discontinued operations	279	77	202	426	117	309

	$1,826	$441	$1,385	$1,911	$498	$1,413

At December 31, 2007, our collection rate on self-pay accounts, adjusted for hospitals reclassified to discontinued operations, was approximately 35%, including collections from point-of-service through collections by our in-house collection agency or external collection vendors. The comparable self-pay collection percentage as of December 31, 2006 for these same hospitals was approximately 31%. Our provision for doubtful accounts in the three months ended December 31, 2007 includes a $16 million favorable adjustment in the estimate of necessary bad debt reserve levels at year-end primarily related to uninsured patients’ billings in 2007 compared to a favorable adjustment of $8 million in the three months ended December 31, 2006. The change in anticipated collections as of December 31, 2007 was based on a look-back period of 18 months of collections.

At December 31, 2007, our collection rate on managed care accounts, adjusted for hospitals reclassified to discontinued operations, was approximately 98%, including collections from point-of-service through collections by our in-house collection agency or external collection vendors. The comparable managed care collection percentage as of December 31, 2006 for these same hospitals was approximately 97%.

The following tables present the approximate aging by payer of our continuing operations’ net accounts receivable of $1.198 billion and $1.143 billion, excluding cost report settlements payable and valuation allowances of $15 million and $39 million, at December 31, 2007 and 2006, respectively:

	December 31, 2007
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	96%	63%	76%	34%	69%
61-120 days	3%	25%	14%	25%	16%
121-180 days	1%	12%	5%	12%	7%
Over 180 days	—%	—%	5%	29%	8%

Total	100%	100%	100%	100%	100%

	December 31, 2006
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	98%	61%	74%	32%	68%
61-120 days	2%	26%	16%	25%	17%
121-180 days	—%	13%	6%	12%	7%
Over 180 days	—%	—%	4%	31%	8%

Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations were 52 days at both December 31, 2007 and 2006. AR Days at December 31, 2007 and 2006 were within our target during those periods of less than 60 days.

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

Receivables from patients who were potentially eligible for Medicaid were classified as Medicaid pending, under our MEP, with appropriate contractual allowances recorded. Based on trends as of December 31, 2007, approximately 80% of all accounts in our MEP were ultimately approved for benefits under a government program such as Medicaid.

The following table shows the approximate amount of net accounts receivable in our MEP, still awaiting determination of eligibility under a government program at December 31, 2007 and 2006, by aging category:

	December 31,
	2007	2006
0-60 days	$59	$54
61-120 days	15	19
121-180 days	6	9
Over 180 days(1)	—	—

Total	$80	$82

(1)	Includes accounts receivable of $10 million at December 31, 2007 and $12 million at December 31, 2006 that were fully reserved.

OTHER OPERATING EXPENSES

Other operating expenses as a percentage of net operating revenues were 22.8% and 23.1% for the years ended December 31, 2007 and 2006, respectively. Other operating expense per adjusted patient day increased approximately 5.7% in 2007 compared to 2006 due to higher physician fees, contracted services and information technology services costs. Also included in other operating expenses is malpractice expense of $163 million for the year ended December 31, 2007 compared to $174 million for the year ended December 31, 2006. The decrease is due primarily to lower patient volume levels, tort reform in several states, and reduced claims experience and ultimate indemnity paid on claims.

Also included in other operating expenses in the year ended December 31, 2007 is $3 million in net gains compared to $3 million in net losses in the year ended December 31, 2006. The 2007 amount includes an $8 million net gain on the sale of a medical office building in Florida, offset by various immaterial losses on sales of equipment.

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL AND RESTRUCTURING CHARGES

During the year ended December 31, 2007, we recorded net impairment and restructuring charges of $49 million, net of insurance recoveries of $5 million, compared to $318 million, net of insurance recoveries of $3 million, for the year ended December 31, 2006. The primary reason for the decrease is lower impairment charges in 2007. See Note 5 to the Consolidated Financial Statements for additional detail of these charges and related liabilities.

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

INCOME TAX BENEFIT

Income taxes in the year ended December 31, 2007 included:

(1)	an income tax benefit of $83 million to reduce our estimated liabilities for uncertain tax positions, including related interest; and

(2)	income tax expense of $48 million to increase the valuation allowance for our deferred tax assets and for other tax adjustments.

Income taxes in the year ended December 31, 2006 included:

(1)	a $247 million income tax benefit ($171 million recorded as a current income tax receivable and $76 million as a non-current deferred tax asset) to record the tax effects of our global civil settlement with the federal government;

(2)	the impact of the non-deductibility of goodwill impairment charges ($52 million unfavorable tax impact on the effective tax rate reconciliation as a result of this permanent difference);

(3)	income tax expense of $138 million to increase the valuation allowance for our deferred tax assets, including the impact on the valuation allowance of an IRS Revenue Agent’s Report (the “RAR”) discussed in Note 14 to the Consolidated Financial Statements; and

(4)	an income tax benefit of $40 million to reflect changes in our tax contingency reserves, including interest and including the impact of the RAR and settlement discussed in Note 14 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

Our obligations to make future cash payments under contracts, such as debt and lease agreements, and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, are summarized in the table below, all as of December 31, 2008:

		Years Ending December 31,
	Total	2009	2010	2011	2012	2013	Later Years
	(In Millions)
Long-term debt(1)	$7,301	$382	$382	$1,381	$899	$1,242	$3,015
Global civil settlement payable(1)	170	97	73	—	—	—	—
Capital lease obligations(1)	3	—	—	—	—	—	3
Long-term non-cancelable operating leases	477	114	89	74	62	56	82
Standby letters of credit	196	192	4	—	—	—	—
Guarantees(2)	129	87	24	6	3	3	6
Asset retirement obligations	154	—	—	—	—	—	154
Academic affiliation agreements(3)	319	40	37	32	19	19	172
Tax liabilities	154	36	62	—	—	—	56
Supplemental executive retirement plan obligations	496	18	18	18	18	18	406
Information technology contract services	872	102	105	108	105	108	344
Purchase orders	212	212	—	—	—	—	—

Total	$10,483	$1,280	$794	$1,619	$1,106	$1,446	$4,238

(1)	Includes interest through maturity date/lease termination.
(2)	Includes minimum revenue guarantees, primarily related to physicians under relocation agreements and physician groups that provide services at our hospitals, and operating lease guarantees.
(3)	These agreements contain various rights and termination provisions.

The standby letters of credit are required principally by our insurers and various states to collateralize our workers’ compensation programs pursuant to statutory requirements and as security to collateralize the deductible and self-insured retentions under certain of our professional and general liability insurance programs. The amount of collateral required is principally dependent upon the level of claims activity and our creditworthiness. The insurers require the collateral in case we are unable to meet our obligations to claimants within the deductible or self-insured retention layers. The standby letters of credit are issued under our revolving credit facility.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities, including amounts to comply with applicable laws and regulations, equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new hospitals and buildings, and various other capital improvements.

Capital expenditures were $547 million, $743 million and $693 million in the years ended December 31, 2008, 2007 and 2006, respectively. We anticipate that our capital expenditures for the year ending December 31, 2009 will total approximately $400 million to $450 million, including $59 million that was accrued at December 31, 2008, but not paid until 2009. The anticipated capital expenditures include approximately $9 million in 2009 to meet California seismic requirements for our remaining California facilities after all planned divestitures. We currently estimate spending a total of approximately $147 million to comply with the requirements under California’s seismic regulations. Our current estimated seismic costs are considerably lower than certain previous estimates because several of our hospitals have been evaluated as having reduced risk using a new evaluation tool. Our total estimated seismic expenditure amount has not been adjusted for inflation. Our budgeted capital expenditures for the year ending December 31, 2009 also include approximately $4 million to improve disability access at certain of our facilities, as a result of a consent decree in a class action lawsuit. We expect to spend a total of approximately $120 million on such improvements over the next seven years. We were previously required to complete the same work over the next three years, but negotiated an extension to allow for a more orderly use of cash flow.

Interest payments, net of capitalized interest, were $391 million, $395 million and $376 million in the years ended December 31, 2008, 2007 and 2006, respectively. The increase in interest payments since 2006 is primarily due to payments related to our 2006 civil settlement with the federal government, as such payments did not begin until the fourth quarter of 2007. We anticipate that our gross interest payments, including capitalized interest, for the year ending December 31, 2009 will be approximately $385 million. However, this amount could increase depending on the success of our recent offer to exchange up to $1.6 billion aggregate principal amount of our outstanding notes maturing in December 2011 and June 2012 for an equal aggregate principal amount of two new series of senior secured notes maturing in 2015 and 2018 in a private placement. Although the total amount of our long-term debt will not change as a result of the exchange offer, the interest rates on the new notes actually issued in connection with the exchange offer will be higher than the interest rates on our existing 2011 and 2012 notes, resulting in increased interest payments for us.

Income tax payments, net of tax refunds, were approximately $4 million in the year ended December 31, 2008 compared to approximately $162 million in income tax refunds during the year ended December 31, 2007. In April 2007, we received a tax refund of approximately $171 million. At December 31, 2008, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss carryforwards of approximately $2.0 billion pretax expiring in 2024 to 2028, (2) approximately $27 million in alternative minimum tax credits with no expiration, and (3) general business credit carryforwards of approximately $13 million expiring in 2023 to 2028.

SOURCES AND USES OF CASH

Our liquidity for the year ended December 31, 2008 was primarily derived from operating cash flow and proceeds from the sale of investments and facilities.

Our primary source of operating cash is the collection of accounts receivable. As we experience changes in our business mix and as admissions of uninsured and underinsured patients grow, our operating cash flow is negatively impacted due to lower levels of cash collections and higher levels of bad debt.

Net cash provided by operating activities was $208 million in the year ended December 31, 2008 compared to $326 million in the year ended December 31, 2007. Key negative and positive factors contributing to the change between the 2008 and 2007 periods include the following:

•	Net income tax payments of $4 million in the year ended December 31, 2008 compared to refunds of $162 million received in 2007;

•

Payments of $97 million ($88 million in principal and $9 million in interest) in the year ended December 31, 2008 related to our 2006 civil settlement with the federal government compared to $39 million ($24 million in principal and $15 million in interest) in 2007, as these payments did not begin until the fourth quarter of 2007;

•	Additional aggregate annual 401(k) matching contributions and annual incentive compensation payments of $20 million ($116 million in year ended December 31, 2008 compared to $96 million in 2007);

•	Additional cash flows as a result of enhanced management of accounts payable ($80 million) and accounts receivable ($58 million);

•	Insurance recoveries of $60 million in the year ended December 31, 2008 related to litigation, which was settled in December 2004, involving our former Redding Medical Center;

•

Lower investment earnings in 2008 compared to 2007 of approximately $33 million, excluding $10 million of Redding insurance recoveries (part of the $60 million of Redding recoveries discussed above) classified as investment earnings;

•	A $20 million decline in the cash and cash equivalents balance related to our Medicare HMO insurance subsidiary operating in Louisiana primarily due to the timing of monthly payments from CMS; and

•	Lease termination payments of $9 million in the year ended December 31, 2008 associated with the divestiture of the Tarzana campus of Encino-Tarzana Regional Medical Center.

Excluding the simultaneous purchase and sale of the Tarzana campus of Encino-Tarzana Regional Medical Center for $89 million, during the year ended December 31, 2008, we received proceeds of $71 million from the sales of facilities and other assets related to discontinued operations, primarily from the sales of North Ridge Medical Center, the Encino campus of Encino-Tarzana Regional Medical Center, Garden Grove Hospital and Medical Center, and San Dimas Community Hospital. Proceeds from the sales of facilities and other assets related to discontinued operations during the year ended December 31, 2007 aggregated $91 million. We also received proceeds, which are classified as investing activities, during the year ended December 31, 2008 of $144 million from the sale of our investment in Broadlane, $25 million from the sale of our interest in a joint venture with a real estate investment trust and $8 million from our investment in Metrocrest Hospital Authority bonds related to previously divested hospitals in the Dallas, Texas area. In 2007, we received proceeds of $31 million from our investment in Metrocrest Hospital Authority bonds (essentially, the source of these proceeds was our final payment of $31 million under our lease agreement with the Authority to operate two hospitals in the Dallas, Texas area) and $82 million from the cash surrender value or basis reduction of certain life insurance policies. In addition, in 2007 we received $6 million of insurance recoveries for hurricane-related property damage.

Further initiatives to increase the efficiency of our balance sheet during 2009 could generate incremental cash. These initiatives include the sale of our medical office buildings and excess land, buildings or other underutilized or inefficient assets. We are currently working to reach definitive agreements in connection with our previously announced intention to sell up to 31 of our 47 owned medical office buildings. These types of transactions are subject to significant negotiation and due diligence efforts and likely will be delayed as a result of the effects of the current credit environment. The remaining 16 owned medical office buildings are less likely to be sold as we are either a substantial or the primary occupant, or because the buildings are strategically located for our purposes. The realization of any incremental cash as a result of balance sheet initiatives cannot be assured.

Capital expenditures were $547 million and $743 million for the years ended December 31, 2008 and 2007, respectively, including $75 million and $67 million, respectively, for construction of a new hospital in El Paso, Texas, which was completed in May 2008, and a replacement hospital in Mt. Pleasant, South Carolina, which we expect to complete in 2010.

We use the fair market value to record our investments that are held-for-sale. As shown in Note 16 to the Consolidated Financial Statements, the majority of our investments are valued based on quoted market prices or other observable inputs. However, at December 31, 2008, one of our captive insurance subsidiaries held $2 million (principal value) of auction rate securities, classified as investments, whose auctions have failed due to sell orders exceeding buy orders. Due to the illiquidity of these securities for over a year, we recorded an other-than-temporary impairment of approximately $1 million in the year ended December 31, 2008. In addition, we recorded a loss of approximately $1 million related to $49 million of investments in the Reserve Yield Plus Fund and reclassified the balance from cash equivalents as the fund has experienced liquidity issues and temporarily suspended distributions. The fund is currently in the process of liquidating its investments and distributing cash to its investors and, in the three months ended December 31, 2008, we received $34 million of cash distributions from the fund. We expect the fund to liquidate all of its investments; however, the ultimate timing is uncertain. We will continue to closely monitor our investments, but do not anticipate any future decrease in value of either the auction rate securities or the Reserve Yield Plus Fund to have a material impact on our financial condition, results of operations or cash flows. We have no other investments that we expect will be negatively affected by the current economic crisis that will materially impact our financial condition, results of operations or cash flows.

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

In June 2008, we entered into an amendment to our credit agreement that allows us to grant liens on certain hospital facilities and inventory up to certain dollar limits set forth in the amendment. The amendment also provides us with additional flexibility over the remaining term of the credit agreement to pursue, at our option, various alternatives to refinance our existing unsecured senior debt, if market conditions and other considerations warrant. The alternatives include the issuance of secured debt, preferred stock and convertible debt, as well as other unsecured debt.

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

In early 2009, we made an offer to exchange up to $1.6 billion aggregate principal amount of our outstanding notes maturing in December 2011 and June 2012 for an equal aggregate principal amount of two new series of senior secured notes maturing in 2015 and 2018 in a private placement. As of the filing date of this report, the offer remained open. Any new notes ultimately issued as part of the exchange offer will be guaranteed by and secured by a pledge of the capital stock and other ownership interests of certain of our subsidiaries. Although the total amount of our long-term debt will not change as a result of the exchange offer, the interest rates on the new notes actually issued in connection with the exchange offer will be higher than the interest rates on our existing 2011 and 2012 notes, resulting in increased interest expense for us. We may also be required to record a significant net gain in connection with the exchange offer, primarily based on the anticipated fair value of the new notes. From time to time, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. We believe our existing indentures provide significant flexibility for future collateralized borrowings.

Although we are currently in compliance with all covenants and conditions in our revolving credit agreement and the indentures governing our senior notes, our borrowing capacity under the revolving credit facility was limited to $444 million at December 31, 2008, based on our eligible receivables and limitations related to our fixed charge coverage ratio under the agreement.

At December 31, 2008, there were no cash borrowings outstanding under the revolving credit facility, and we had approximately $196 million of letters of credit outstanding. We also had approximately $507 million of cash and cash equivalents on hand at December 31, 2008 to fund our operations and capital expenditures.

We generally indemnify our current and former officers and directors from claims and lawsuits related to their actions taken on our behalf during their employment.

LIQUIDITY

We believe that existing cash and cash equivalents on hand, our investments in the Reserve Yield Plus Fund, marketable securities of our captive insurance companies classified as noncurrent investments on our balance sheet, availability under our revolving credit facility, future cash provided by operating activities and anticipated proceeds from the sales of hospitals and other assets held for sale should be adequate to meet our current cash needs. These sources of liquidity should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt and other presently known operating needs. Long-term liquidity for debt service will be dependent on improved cash provided by operating activities, results of balance sheet initiatives previously discussed and, given favorable market conditions, future borrowings or refinancings. However, our cash requirements could be materially affected by the deterioration in our results of operations, as well as the various uncertainties discussed in this and other sections, which could require us to pursue any number of financing options, including, but not limited to, additional borrowings, debt refinancing, asset sales or other financing alternatives. With the current tightening in the credit markets, the level, if any, of these financing sources cannot be assured, and the ability of our counterparties to close asset sales as previously anticipated could also be affected.

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

OFF-BALANCE SHEET ARRANGEMENTS

Excluding the hospitals whose operating results are included in discontinued operations, our consolidated operating results for the years ended December 31, 2008, 2007 and 2006 include $1.0 billion, $972 million and $908 million, respectively, of net operating revenues and $79 million, $84 million and $71 million, respectively, of income from operations generated from five general hospitals operated by us under lease arrangements. In accordance with generally accepted accounting principles, the respective buildings and the future lease obligations under four of these arrangements are not recorded on our consolidated balance sheet as they are considered operating leases. The current terms of these leases expire between 2010 and 2027, not including lease extensions that we have options to exercise. If these leases expire, we would no longer generate revenue or expenses from these hospitals.

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $325 million of standby letters of credit outstanding and guarantees as of December 31, 2008.

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

REVENUE RECOGNITION

We recognize net operating revenues in the period in which services are performed. Net operating revenues primarily consist of net patient service revenues that are recorded based on established billing rates (i.e., gross charges), less estimated discounts for contractual and other allowances, principally for patients covered by Medicare, Medicaid, and managed care and other health plans, as well as uninsured patients under the Compact.

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospectively cost-based revenues, which were more prevalent in earlier periods, and certain other payments, such as DSH, GME, IME and bad debt expense, which are based on our hospitals’ cost reports, are estimated using historical trends and current factors. Cost report settlements under these programs are subject to audit by Medicare and Medicaid auditors and administrative and judicial review, and it can take several years until final settlement of such matters is determined and completely resolved. Because the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by us could change by material amounts.

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

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. These estimates are periodically reviewed for accuracy by taking into consideration known contract terms as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of individual patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

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

PROVISIONS FOR DOUBTFUL ACCOUNTS

Although outcomes vary, our policy is to attempt to collect amounts due from patients, including co-payments and deductibles due from patients with insurance, at the time of service while complying with all federal and state laws and regulations, including, but not limited to, the Emergency Medical Treatment and Active Labor Act (“EMTALA”). Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay. Therefore, services, including the legally required medical screening examination and stabilization of the patient, are performed without delaying to obtain insurance information. In non-emergency circumstances or for elective procedures and services, it is our policy to verify insurance prior to a patient being treated.

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

Our practice is to reduce the net carrying value of self-pay accounts receivable, including accounts related to the co-payments and deductibles due from patients with insurance, to their estimated net realizable value at the time of billing. Generally, uncollected balances are assigned to our in-house collection agency between 90 to 180 days, once patient responsibility has been identified. When accounts are assigned to the collection agency by the hospital, the accounts are completely written off the hospital’s books through the provision for doubtful accounts, and an estimated future recovery amount is calculated and recorded as a receivable on the hospital’s books at the same time. The estimated future recovery amount is adjusted based on the aging of the accounts and changes to actual recovery rates. The estimated future recovery amount for self-pay accounts is gradually written down whereby it is fully reserved if the amount is not paid within two years after the account is assigned to our in-house collection agency.

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

ACCRUALS FOR GENERAL AND PROFESSIONAL LIABILITY RISKS

We accrue for estimated professional and general liability claims, to the extent not covered by insurance, when they are probable and can be reasonably estimated. We maintain reserves, which are based on actuarial estimates for the portion of our professional liability risks, including incurred but not reported claims to the extent we do not have insurance coverage. Our liability consists of estimates established based upon discounted actuarial calculations using several factors, including the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not reported claims based on historical experience, the timing of historical payments, and risk free discount rates used to determine the present value of projected payments. The liability is adjusted for new claims information in the period such information becomes known. Malpractice expense is recorded within other operating expenses in the accompanying Consolidated Statement of Operations.

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

The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. We decreased our discount rate to 5.75% in 2008 from 6.25% in 2007 to reflect market interest rate conditions at our December 31, 2008 measurement date. The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available. A one percentage point decrease in the assumed discount rate would increase total net periodic pension expense for 2009 by $0.5 million and would increase the projected benefit obligation at December 31, 2008 by $26.2 million. A one percentage point increase in the assumed discount rate would increase net periodic pension expense for 2009 by $0.4 million and decrease the projected benefit obligation at December 31, 2008 by $22.1 million.

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

ASSET RETIREMENT OBLIGATIONS

We recognize the fair value of a liability for legal obligations associated with asset retirements in the period in which it is incurred, in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) and Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” if a reasonable estimate of the fair value of the obligation can be made. When the liability is initially recorded, we capitalize the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost associated with the retirement obligation is depreciated over the useful life of the related asset. Upon settlement of the obligation, any difference between the cost to settle the asset retirement obligation and the liability recorded is recognized as a gain or loss in the Consolidated Statement of Operations.

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

•

Discount rate—The estimated costs at the anticipated settlement date are discounted back to the year the asset was built or acquired to determine the amount of the obligation when it was incurred. The estimate of the initial obligation has been accreted to the current date in accordance with SFAS 143. The discount rate represents our credit-adjusted, risk-free rate of interest, at the time the obligation was originally recorded, which was estimated to be 9.5%.

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

The table below presents information about certain of our market-sensitive financial instruments as of December 31, 2008. The fair values were determined based on quoted market prices for the same or similar instruments. At December 31, 2008, we had no borrowings subject to or with variable interest rates.

	Maturity Date, Year Ending December 31,
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
	(Dollars in millions)
Fixed-rate long-term debt	$2	$2	$1,002	$602	$1,001	$2,251	$4,860	$3,563
Average interest rates	8.7%	8.7%	6.7%	6.7%	7.7%	9.4%	8.2%

We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.

At December 31, 2008, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio. At December 31, 2008, the net accumulated unrealized losses related to our captive insurance companies’ investment portfolios were approximately $4 million.

We have no affiliation with partnerships, trusts or other entities (sometimes referred to as “special-purpose” or “variable-interest” entities) whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements by us. Thus, we have no exposure to the financing, liquidity, market or credit risks associated with such entities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To Our Shareholders:

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Management assessed the effectiveness of Tenet’s internal control over financial reporting as of December 31, 2008. This assessment was performed under the supervision of and with the participation of management, including the chief executive officer and chief financial officer.

In making this assessment, management used criteria based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment using the COSO framework, management concluded that Tenet’s internal control over financial reporting was effective as of December 31, 2008.

Tenet’s internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein. Deloitte & Touche LLP has also audited Tenet’s Consolidated Financial Statements as of and for the year ended December 31, 2008, and that firm’s audit report on such Consolidated Financial Statements is also included herein.

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

Trevor Fetter	Biggs C. Porter
President and Chief Executive Officer	Chief Financial Officer
February 23, 2009	February 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Tenet Healthcare Corporation

Dallas, Texas

We have audited the internal control over financial reporting of Tenet Healthcare Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 23, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Dallas, Texas

February 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Tenet Healthcare Corporation

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Tenet Healthcare Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such 2008 and 2007 consolidated financial statements present fairly, in all material respects, the financial position of Tenet Healthcare Corporation and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

As discussed in Note 14 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” effective January 1, 2007.

DELOITTE & TOUCHE LLP

Dallas, Texas

February 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Tenet Healthcare Corporation:

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows of Tenet Healthcare Corporation and subsidiaries for the year ended December 31, 2006. In connection with our audit of the consolidated financial statements, we have also audited the consolidated financial statement schedule included in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Tenet Healthcare Corporation and subsidiaries for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2006.

KPMG LLP

Dallas, Texas

February 26, 2007, except for Notes 1, 3, 4, 5, 6, 12, and 14,

which are as of December 15, 2008, and Notes 7, 10 and 13, which are as of February 23, 2009.

CONSOLIDATED BALANCE SHEETS

Dollars in Millions

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$507	$572
Investments in Reserve Yield Plus Fund	14	—
Investments in marketable debt securities	2	20
Accounts receivable, less allowance for doubtful accounts ($396 at December 31, 2008 and $441 at December 31, 2007)	1,337	1,385
Inventories of supplies, at cost	161	183
Income tax receivable	6	7
Deferred income taxes	82	87
Assets held for sale	310	51
Other current assets	290	255

Total current assets	2,709	2,560
Investments and other assets	242	288
Property and equipment, at cost, less accumulated depreciation and amortization ($2,795 at December 31, 2008 and $2,779 at December 31, 2007)	4,291	4,645
Goodwill	609	607
Other intangible assets, at cost, less accumulated amortization ($216 at December 31, 2008 and $183 at December 31, 2007)	323	293

Total assets	$8,174	$8,393

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2	$1
Accounts payable	686	780
Accrued compensation and benefits	414	393
Professional and general liability reserves	127	161
Accrued interest payable	125	126
Accrued legal settlement costs	168	119
Other current liabilities	427	468

Total current liabilities	1,949	2,048
Long-term debt, net of current portion	4,778	4,771
Professional and general liability reserves	536	555
Accrued legal settlement costs	72	163
Other long-term liabilities and minority interests	635	683
Deferred income taxes	101	119

Total liabilities	8,071	8,339
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 532,890,116 shares issued at December 31, 2008 and 530,689,733 shares issued at December 31, 2007	26	26
Additional paid-in capital	4,445	4,412
Accumulated other comprehensive loss	(37)	(28)
Accumulated deficit	(2,852)	(2,877)
Less common stock in treasury, at cost, 55,716,859 shares at December 31, 2008 and 56,310,604 shares at December 31, 2007	(1,479)	(1,479)

Total shareholders’ equity	103	54

Total liabilities and shareholders’ equity	$8,174	$8,393

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions,

Except Per-Share Amounts

	Years Ended December 31,
	2008	2007	2006

Net operating revenues	$8,663	$8,167	$7,744
Operating expenses:
Salaries, wages and benefits	3,816	3,655	3,477
Supplies	1,528	1,418	1,375
Provision for doubtful accounts	632	561	491
Other operating expenses, net	1,955	1,876	1,780
Depreciation and amortization	373	338	316
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	18	49	318
Hurricane insurance recoveries, net of costs	—	(3)	(14)
Litigation and investigation costs, net of insurance recoveries	41	13	766

Operating income (loss)	300	260	(765)
Interest expense	(418)	(419)	(408)
Investment earnings	22	47	62
Minority interests	(6)	(4)	(3)
Net gains on sales of investments	139	—	5

Income (loss) from continuing operations, before income taxes	37	(116)	(1,109)
Income tax benefit	25	63	258

Income (loss) from continuing operations, before discontinued operations and cumulative effect of change in accounting principle	62	(53)	(851)
Discontinued operations:
Income (loss) from operations	6	(3)	(21)
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	(93)	(40)	(160)
Hurricane insurance recoveries, net of costs	—	—	186
Litigation settlements, net of insurance recoveries	39	—	35
Net gains (losses) on sales of facilities	6	(8)	15
Income tax (expense) benefit	5	15	(9)

Income (loss) from discontinued operations	(37)	(36)	46

Income (loss) before cumulative effect of change in accounting principle	25	(89)	(805)
Cumulative effect of change in accounting principle, net of tax	—	—	2

Net income (loss)	$25	$(89)	$(803)

Earnings (loss) per share
Basic and diluted
Continuing operations	$0.13	$(0.11)	$(1.81)
Discontinued operations	(0.08)	(0.08)	0.10

	$0.05	$(0.19)	$(1.71)

Weighted average shares and dilutive securities outstanding (in thousands):
Basic	476,349	473,405	470,847
Diluted	478,606	473,405	470,847

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Dollars in Millions

	Years Ended December 31,
	2008	2007	2006

Net income (loss)	$25	$(89)	$(803)
Other comprehensive income (loss):
Adjustments for supplemental executive retirement plans	(9)	17	5
Foreign currency translation adjustments	—	(2)	—
Unrealized losses on securities held as available-for-sale	(3)	—	(1)
Reclassification adjustments for realized losses included in net income (loss)	3	2	1

Other comprehensive income (loss) before income taxes	(9)	17	5
Income tax (expense) benefit related to items of other comprehensive income (loss)	—	—	—

Other comprehensive income (loss)	(9)	17	5

Comprehensive income (loss)	$16	$(72)	$(798)

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Dollars in Millions,

Share Amounts in Thousands

	Shares Outstanding	Issued Par Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Shareholders’ Equity
Balances at December 31, 2005	469,710	$26	$4,320	$(39)	$(1,807)	$(1,479)	$1,021
Net loss	—	—	—	—	(803)	—	(803)
Other comprehensive income	—	—	—	5	—	—	5
Issuance of common stock	1,875	—	2	—	—	—	2
Equity investee stock transactions	—	—	2	—	—	—	2
Stock-based compensation expense	—	—	48	—	—	—	48
Adjustment to apply SFAS 158	—	—	—	(11)	—	—	(11)

Balances at December 31, 2006	471,585	26	4,372	(45)	(2,610)	(1,479)	264
Cumulative effect of adopting FIN 48	—	—	—	—	(178)	—	(178)
Net loss	—	—	—	—	(89)	—	(89)
Other comprehensive income	—	—	—	17	—	—	17
Issuance of common stock	2,794	—	—	—	—	—	—
Stock-based compensation expense	—	—	40	—	—	—	40

Balances at December 31, 2007	474,379	26	4,412	(28)	(2,877)	(1,479)	54
Net income	—	—	—	—	25	—	25
Other comprehensive loss	—	—	—	(9)	—	—	(9)
Issuance of common stock	2,794	—	—	—	—	—	—
Stock-based compensation expense	—	—	33	—	—	—	33

Balances at December 31, 2008	477,173	$26	$4,445	$(37)	$(2,852)	$(1,479)	$103

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

	Years Ended December 31,
	2008	2007	2006
Net income (loss)	$25	$(89)	$(803)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	373	338	316
Provision for doubtful accounts	632	561	491
Net gains on sales of investments	(139)	—	(5)
Deferred income tax expense (benefit)	(13)	2	(68)
Stock-based compensation expense	33	40	50
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	18	49	318
Litigation and investigation costs, net of insurance recoveries	41	13	766
Pretax (income) loss from discontinued operations	42	51	(55)
Cumulative effect of change in accounting principle	—	—	(2)
Other items, net	11	(11)	(18)
Changes in cash from operating assets and liabilities:
Accounts receivable	(651)	(638)	(440)
Inventories and other current assets	(2)	(28)	(43)
Income taxes	(21)	83	(396)
Accounts payable, accrued expenses and other current liabilities	(29)	(94)	(112)
Other long-term liabilities	(36)	39	31
Insurance recoveries for business interruption and other costs	—	—	161
Payments against reserves for restructuring charges and litigation costs and settlements	(100)	(70)	(698)
Net cash provided by operating activities from discontinued operations, excluding income taxes and insurance recoveries for business interruption and other costs	24	80	45

Net cash provided by (used in) operating activities	208	326	(462)
Cash flows from investing activities:
Purchases of property and equipment—continuing operations	(452)	(622)	(568)
Construction of new and replacement hospitals	(75)	(67)	(12)
Purchases of property and equipment—discontinued operations	(20)	(54)	(113)
Purchase of business or joint venture interest	(92)	(36)	(28)
Proceeds from sales of facilities and other assets—discontinued operations	160	91	226
Proceeds from sales of marketable securities, long-term investments and other assets	224	706	33
Purchases of marketable securities	(26)	(652)	(43)
Reclassification of investments in Reserve Yield Plus Fund out of cash equivalents	(14)	—	—
Proceeds from hospital authority bonds	8	31	4
Proceeds from cash surrender value or basis reduction of insurance policies	11	82	—
Insurance recoveries for property damage	1	6	115
Other items, net	1	(5)	7

Net cash used in investing activities	(274)	(520)	(379)
Cash flows from financing activities:
Repayments of borrowings	(1)	(22)	(20)
Release of restricted cash related to letter of credit facility	—	—	263
Other items, net	2	4	9

Net cash provided by (used in) financing activities	1	(18)	252

Net decrease in cash and cash equivalents	(65)	(212)	(589)
Cash and cash equivalents at beginning of period	572	784	1,373

Cash and cash equivalents at end of period	$507	$572	$784

Supplemental disclosures:
Interest paid, net of capitalized interest	$(391)	$(395)	$(376)
Income tax (payments) refunds, net	$(4)	$162	$(215)

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Tenet Healthcare Corporation (together with our subsidiaries, referred to as “Tenet,” the “Company,” “we” or “us”) is an investor-owned health care services company whose subsidiaries and affiliates principally operate general hospitals and related health care facilities. At December 31, 2008, our subsidiaries operated 53 general hospitals (including three hospitals not yet divested at that date that are classified in discontinued operations), a cancer hospital (which is also being divested and is classified in discontinued operations) and a critical access hospital, with a combined total of 14,352 licensed beds, serving urban and rural communities in 12 states. We also own interests in two health maintenance organizations (“HMOs”) and operate: various related health care facilities, including a rehabilitation hospital, a long-term acute care hospital, a skilled nursing facility and a number of medical office buildings—all of which are located on, or nearby, one of our general hospital campuses; physician practices; captive insurance companies; and other ancillary health care businesses (including outpatient surgery centers, diagnostic imaging centers, and occupational and rural health care clinics).

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

Changes in Accounting Principle

Effective January 1, 2008, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). There was no impact on our Consolidated Financial Statements as a result of adopting SFAS 157. See Note 16 for the disclosure of the fair value of investments required by SFAS 157.

Effective January 1, 2008, we also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The adoption of SFAS 159 had no impact on our Consolidated Financial Statements.

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” as amended by FASB Staff Position No. 48-1 (“FIN 48”), and recorded a cumulative effect adjustment that increased the 2007 beginning of year accumulated deficit by $178 million. See Note 14 for additional information.

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

Change in Estimate

Based on updated historical cost report settlement trends and refinements to our method to estimate such trends, our net operating revenues for the year ended December 31, 2006 include a favorable adjustment of $13 million ($0.03 per share) as a result of a change in estimate of the valuation allowances necessary for prior-year cost report periods not yet audited and settled by our fiscal intermediary. For further information on the estimation of valuation allowances for prior-year cost report periods, see “Net Operating Revenues” below.

Net Operating Revenues

We recognize net operating revenues in the period in which services are performed. Net operating revenues primarily consist of net patient service revenues that are recorded based on established billing rates (i.e., gross charges), less estimated discounts for contractual and other allowances, principally for patients covered by Medicare, Medicaid, managed care and other health plans, as well as uninsured patients under our Compact with Uninsured Patients (“Compact”).

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

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Discounts for retrospective cost-based revenues, which were more prevalent in earlier periods, and certain other payments, such as Indirect Medical Education, Direct Graduate Medical Education, disproportionate share hospital and bad debt expense, which are based on our hospitals’ cost reports, are estimated using historical trends and current factors. Cost report settlements under these programs are subject to audit by Medicare and Medicaid auditors and administrative and judicial review, and it can take several years until final settlement of such matters is determined and completely resolved. Because the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by us could change by material amounts.

We have a system and estimation process for recording Medicare net patient revenue and estimated cost report settlements. This results in us recording accruals to reflect the expected final settlements on our cost reports. For filed cost reports, we record the accrual based on those cost reports and subsequent activity, and record a valuation allowance against those cost reports based on historical settlement trends. The accrual for periods for which a cost report is yet to be filed is recorded based on estimates of what we expect to report on the filed cost reports, and a corresponding valuation allowance is recorded as previously described. Cost reports must generally be filed within five months after the end of the annual cost reporting period. After the cost report is filed, the accrual and corresponding valuation allowance may need to be adjusted. Adjustments for prior-year cost reports and related valuation allowances principally related to Medicare and Medicaid, including the change in estimate of $13 million in 2006 discussed above, increased revenues in each of the years ended December 31, 2008, 2007 and 2006 by $4 million, $46 million and $34 million, respectively. Estimated cost report settlements and valuation allowances are deducted from accounts receivable in the accompanying Consolidated Balance Sheets (see Note 3). We believe that we have made adequate provision for any adjustments that may result from final determination of amounts earned under all the above arrangements with Medicare and Medicaid.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. These estimates are periodically reviewed for accuracy by taking into consideration known contract terms as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of individual patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

We know of no material claims, disputes or unsettled matters with any payers that would affect our revenues for which we have not adequately provided for in the accompanying Consolidated Financial Statements.

Under our Compact, the discount offered to uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time the self-pay accounts are recorded. The uninsured patient accounts, net of contractual allowances recorded, are further reduced to their net realizable value through provision for doubtful accounts based on historical collection trends for self-pay accounts and other factors that affect the estimation process.

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

Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $507 million and $572 million at December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, our book overdrafts were approximately $187 million and $161 million, respectively, which were classified as accounts payable.

We operate a wholly owned Medicare Advantage HMO insurance subsidiary in Louisiana, and we also own a 50% interest in the company that administers the insurance subsidiary’s operations. The total cash and cash equivalents on our balance sheet at December 31, 2008 related to the HMO insurance subsidiary was $53 million as compared to $73 million at December 31, 2007. These balances will fluctuate based on operational performance of the subsidiaries, the payment of medical claims outstanding and the timing of monthly payments from the Centers for Medicare and Medicaid Services. The cash is intended for the operations of the HMO insurance subsidiary, and a portion may be repatriated back to us for general corporate purposes based on the financial performance of that subsidiary.

In addition, see Note 16 for disclosure of our investments in the Reserve Yield Plus Fund that were reclassified out of cash and cash equivalents due to liquidity issues.

Investments in Debt and Equity Securities

We classify investments in debt and equity securities as either available-for-sale, held-to-maturity or as part of a trading portfolio. At December 31, 2008 and 2007, we had no significant investments in securities classified as either held-to-maturity or trading. We carry securities classified as available-for-sale at fair value if unrestricted. We report their unrealized gains and losses, net of taxes, as accumulated other comprehensive income (loss) unless we determine that a loss is other-than-temporary, at which point we would record a loss in the Consolidated Statement of Operations. We include realized gains or losses in the Consolidated Statement of Operations based on the specific identification method.

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

Although outcomes vary, our policy is to attempt to collect amounts due from patients, including co-payments and deductibles due from patients with insurance, at the time of service while complying with all federal and state laws and regulations, including, but not limited to, the Emergency Medical Treatment and Active Labor Act (“EMTALA”). Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay. Therefore, services, including the legally required medical screening examination and stabilization of the patient, are performed without delaying to obtain insurance information. In non-emergency circumstances or for elective procedures and services, it is our policy to verify insurance prior to a patient being treated; however, there are various exceptions that can occur. Such exceptions can include, for example, instances where (1) we are unable to obtain verification because the patient’s insurance company was unable to be reached or contacted, (2) a determination is made that a patient may be eligible for benefits under various government programs, such as Medicaid or Victims of Crime, and it takes several days or weeks before qualification for such benefits is confirmed or denied, and (3) under physician orders we provide services to patients that require immediate treatment.

Property and Equipment

Additions and improvements to property and equipment costing five hundred dollars or more with a useful life greater than one year are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. We use the straight-line method of depreciation for buildings, building improvements and equipment. The estimated useful life for buildings and improvements is primarily 25 to 40 years and, for equipment, three to 15 years. We record capital leases at the beginning of the lease term as assets and liabilities. The value recorded is the lower of either the present value of the minimum lease payments or the fair value of the asset. Such assets, including improvements, are amortized over the shorter of either the lease term or their estimated useful life. Interest costs related to construction projects are capitalized. In the years ended December 31, 2008, 2007 and 2006, capitalized interest was $10 million, $11 million and $15 million, respectively.

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

Asset Retirement Obligations

We recognize the fair value of a liability for legal obligations associated with asset retirements in the period in which it is incurred, in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”, if a reasonable estimate of the fair value of the obligation can be made. When the liability is initially recorded, we capitalize the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost associated with the retirement obligation is depreciated over the useful life of the related asset. Upon settlement of the obligation, any difference between the cost to settle the asset retirement obligation and the liability recorded is recognized as a gain or loss in the Consolidated Statement of Operations.

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

Accruals for General and Professional Liability Risks

We accrue for estimated professional and general liability claims, to the extent not covered by insurance, when they are probable and can be reasonably estimated. The accrual, which includes an estimate for incurred but not reported claims, is updated each quarter based on an actuarial calculation of projected payments using case-specific facts and circumstances and our historical loss reporting, development and settlement patterns and is discounted to its net present value using a weighted average risk-free discount rate (3.32% at December 31, 2008 and 4.50% at December 31, 2007). To the extent that subsequent claims information varies from our estimates, the liability is adjusted in the period such information becomes available. Malpractice liability expense is presented within other operating expenses in the accompanying Consolidated Statement of Operations.

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

Stock Options

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payments” (“SFAS 123(R)”), which requires a fair-value method of accounting for stock-based compensation plans (i.e., compensation costs are based on the fair value of stock options granted).

Segment Reporting

We operate in one line of business—the provision of health care services through the operation of general hospitals and related health care facilities. Our general hospitals generated 98.0%, 97.9% and 98.2% of our net operating revenues in the years ended December 31, 2008, 2007 and 2006, respectively. Each of our operating regions and our Philadelphia market report directly to our chief operating officer. Major decisions, including capital resource allocations, are made at the consolidated level, not at the region level.

Costs Associated With Exit or Disposal Activities

We account for costs associated with exit (including restructuring) or disposal activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). We recognize these costs when they are incurred and can be measured at fair value, rather than at the date of a commitment to an exit or disposal plan.

NOTE 2. CHANGES IN ACCOUNTING PRINCIPLE

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

NOTE 3. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	December 31,
	2008	2007
Continuing operations:
Patient accounts receivable	$1,524	$1,529
Allowance for doubtful accounts	(346)	(364)
Estimated future recoveries from accounts assigned to collection agencies	40	33
Net cost report settlements payable and valuation allowances	(20)	(15)

	1,198	1,183
Discontinued operations:
Patient accounts receivable	187	269
Allowance for doubtful accounts	(50)	(77)
Estimated future recoveries from accounts assigned to collection agencies	3	10
Net cost report settlements payable and valuation allowances	(1)	—

	139	202

Accounts receivable, net	$1,337	$1,385

As of December 31, 2008, our estimated collection rates on managed care accounts and self-pay accounts were approximately 98% and 33%, respectively, which included collections from point-of-service through collections by our in-house collection agency or external collection vendors. The comparable managed care and self-pay collection rates for the same continuing hospitals as of December 31, 2007 were approximately 98% and 35%, respectively.

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

NOTE 4. DISCONTINUED OPERATIONS

In the three months ended September 30, 2008, our Community Hospital of Los Gatos and Irvine Regional Hospital and Medical Center, both in California, were reclassified into discontinued operations based on the guidance in SFAS 144. In the three months ended June 30, 2008, we reclassified three general hospitals and our cancer hospital, all in California, into discontinued operations. We sold two of the general hospitals, San Dimas Community Hospital and Garden Grove Hospital and Medical Center, on June 30, 2008. The other two facilities, USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital, were not yet divested as of December 31, 2008. In February 2009, we announced that we had reached a definitive sales agreement for these two facilities and, as a result, recorded an impairment charge in discontinued operations of $40 million in the three months ended December 31, 2008.

Of the three hospitals classified as “held for sale” at December 31, 2007, we completed the sales of North Ridge Medical Center in Fort Lauderdale, Florida and the Encino campus of Encino-Tarzana Regional Medical Center in California in the first half of 2008. The remaining hospital, the Tarzana campus of Encino-Tarzana Regional Medical Center, which we leased, was divested in September 2008. The divestiture involved our acquisition of the Tarzana campus building and property from the real estate investment trust that owned the campus and simultaneous sale of the Tarzana campus to a third party. In connection with the termination of our lease and divestiture of the Tarzana campus, we incurred approximately $9 million in restructuring costs in discontinued operations. In accordance with SFAS 144, we have classified the results of operations of the three hospitals held for sale at the end of 2007, the five general hospitals and cancer hospital discussed above, as well as the wind-down operations of hospitals previously divested, in discontinued operations for all periods presented.

We classified $300 million and $39 million of assets of the hospitals included in discontinued operations as “assets held for sale” in current assets in the accompanying Consolidated Balance Sheets at December 31, 2008 and 2007, respectively. These assets primarily consist of property and equipment and were recorded at the lower of the assets’ carrying amount or their fair value less estimated costs to sell. The fair value estimates were derived from appraisals, established market values of comparable assets, or internal estimates of future net cash flows. These fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the future financial results of these hospitals and how they are operated by us until they are divested, changes in health care industry trends and regulations until the hospitals are divested, and whether we ultimately divest the hospital assets to buyers who will continue to operate the assets as general hospitals or utilize the assets for other purposes. In certain cases, these fair value estimates assume the highest and best use of the assets in the future, to a market place participant, is other than as a hospital. In these cases, the estimates are based on the fair value of the real property and equipment if utilized other than as a hospital. These fair value estimates do not include the costs of closing these hospitals or other future operating costs, which could be substantial. Accordingly, the ultimate net cash realized from the sale of the hospital assets could be significantly less than the fair value estimates. Because we do not intend to sell the accounts receivable of these hospitals, the receivables, less the related allowance for doubtful accounts, estimated future recoveries from accounts assigned to collection agencies, and net cost report settlements payable and valuation allowances, are included in our consolidated net accounts receivable in the accompanying Consolidated Balance Sheets.

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

Net operating revenues and income (loss) before income taxes reported in discontinued operations are as follows:

	Years Ended December 31,
	2008	2007	2006
Net operating revenues	$831	$1,194	$1,878
Income (loss) before income taxes	(42)	(51)	55

We recorded $93 million of net impairment and restructuring charges in discontinued operations during the year ended December 31, 2008, consisting of $77 million for the write-down of long-lived assets to their estimated fair values, less estimated costs to sell, and $7 million in severance costs and $9 million in lease terminations costs as discussed above.

We recorded $40 million of net impairment and restructuring charges in discontinued operations during the year ended December 31, 2007, consisting of $24 million for the write-down of long-lived assets to their estimated fair values, less estimated costs to sell, $10 million of employee severance and retention costs, $4 million for exit costs of a residency program, and $4 million for impairment of other assets, offset by a $2 million credit to reduce an estimated asset retirement obligation related to asbestos.

We recorded $160 million of impairment and restructuring charges in discontinued operations during the year ended December 31, 2006 primarily consisting of $212 million for the write-down of long-lived assets to their estimated fair values, less estimated costs to sell, $13 million in goodwill impairment, $1 million for employee severance and retention costs, and $2 million in lease termination and other costs, offset by a $3 million reduction in restructuring reserve recorded in prior periods and $65 million in insurance recoveries related to Hurricane Katrina property claims.

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

We have sought recovery under our excess professional and general liability insurance policies in connection with our $395 million settlement, in December 2004, of the patient litigation related to our former Redding Medical Center. Certain of our insurance carriers raised objections to coverage under our policies and, in January 2005, we filed for arbitration against each of the three carriers to resolve the dispute. In September 2008, we entered into an agreement to settle our claims against one of the excess carriers for approximately $9 million, which we received in the three months ended December 31, 2008, and which was recorded as a recovery in litigation settlements, net of insurance recoveries, in discontinued operations. In August 2008, we were awarded $36 million in insurance recoveries from another excess carrier by an independent arbitration panel. With interest, we received approximately $46 million from the excess carrier in August 2008, of which $30 million was recorded as a recovery in litigation settlements, net of insurance recoveries, in discontinued operations, $6 million was recorded as a recovery of litigation and investigation costs in continuing operations for litigation costs we previously incurred and $10 million of interest income was recorded in continuing operations. In connection with this arbitration matter, we also received approximately $5 million of insurance recoveries in December 2008, which were recorded as recoveries in litigation and investigation costs in continuing operations, for costs incurred to arbitrate our claim. We previously reached a settlement with the third excess carrier for $45 million in March 2006.

In addition to the $45 million insurance recovery related to Redding Medical Center, we recorded a $21 million charge during the three months ended June 30, 2006 related to the civil settlement of a matter involving Alvarado Hospital Medical Center. This charge is reflected in litigation settlements, net of the $45 million insurance recovery and other Redding insurance recoveries of $11 million, in discontinued operations in the accompanying Consolidated Statements of Operations.

Income from discontinued operations for the year ended December 31, 2006 includes a $21 million charge related to a managed Medicare risk pool contractual arrangement associated with our current or former New Orleans hospitals classified as discontinued operations.

In November 2006, we sold accounts receivable related to discontinued hospitals, which had previously been written down to approximately $1 million, to a third party and received proceeds of $16 million. Effective December 2007, the sale agreement was amended and now qualifies as a sale under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, the proceeds of approximately $15 million in excess of the carrying value of the accounts receivable were recognized as a gain in discontinued operations in the three months ended December 31, 2007. Also in the three months ended December 31, 2007, we reserved approximately $4 million in escrowed funds related to our discontinued operations in Spain, as related bankruptcy proceedings were not likely to be resolved in the required time for us to recover these funds. In 2008, we subsequently received approximately $9 million of escrowed funds related to our previously divested hospital in Spain, which were recognized as a gain in discontinued operations.

NOTE 5. IMPAIRMENT AND RESTRUCTURING CHARGES

We recognized impairment charges on long-lived assets in 2008, 2007 and 2006 because the fair values of those assets or groups of assets indicated that the carrying amount was not recoverable. The fair value estimates were derived from appraisals, established market values of comparable assets, or internal estimates of future net cash flows. These fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the future financial results of the hospitals, how the hospitals are operated in the future, changes in health care industry trends and regulations, and the nature of the ultimate disposition of the assets. In certain cases, these fair value estimates assume the highest and best use of hospital assets in the future to a market place participant is other than as a hospital. In these cases, the estimates are based on the fair value of the real property and equipment if utilized other than as a hospital. The impairment recognized does not include the costs of closing the hospitals or other future operating costs, which could be substantial. Accordingly, the ultimate net cash realized from the hospitals, should we choose to sell them, could be significantly less than their impaired value. Also, the impairment tests presume stable or, in some cases, improving operating results of the hospitals. If these expectations are not met, or if in the future negative trends occur that impact our future outlook, further impairments of long-lived assets and goodwill may occur. In addition, if future capital expenditures of hospitals that have recorded impairments do not result in an appropriate increase in the hospital’s fair value, they will likely be written off in subsequent periods.

YEAR ENDED DECEMBER 31, 2008

During the year ended December 31, 2008, we recorded net impairment and restructuring charges of $18 million. The majority of these charges relate to the write-down of long-lived assets. We recorded a $16 million net impairment charge for the write-down of long-lived assets, including $7 million of intangible assets, to their estimated fair values in accordance with SFAS 144, primarily due to the adverse current and anticipated future financial trends at four of our hospitals. The remaining charges include $6 million of employee severance and other related costs and $1 million for the acceleration of stock-based compensation expense, offset by a $5 million change in estimate for reserves recorded in prior periods. The employee severance costs and accelerated stock-based compensation expense include approximately $3 million of estimated costs related to the departure of our former general counsel.

YEAR ENDED DECEMBER 31, 2007

During the year ended December 31, 2007, we recorded net impairment and restructuring charges of $49 million, consisting of a $30 million net impairment charge for the write-down of long-lived assets, including $2 million of intangible assets, to their estimated fair values in accordance with SFAS 144, primarily due to the adverse current and anticipated future financial trends at two of our hospitals, $18 million of employee severance and other related costs, $7 million in lease costs, and $1 million for the acceleration of stock-based compensation expense, partially offset by $5 million of insurance proceeds for property damage from Hurricane Wilma and a reduction of $2 million in reserves recorded in prior periods.

YEAR ENDED DECEMBER 31, 2006

During the year ended December 31, 2006, we recorded net impairment and restructuring charges of $318 million. Prior to our decision to divest five of our six hospitals in Louisiana, we recorded a $35 million goodwill impairment related to the formation of our NOLA Regional Health Network, which consisted of those six hospitals that were previously part of our now former Texas-Gulf Coast Region, primarily due to their then-adverse current and anticipated future financial trends. In December 2006, as part of our annual impairment test, we recognized a goodwill impairment charge of $152 million for our now former Central-Northeast region due to a lower estimated fair value as a result of adverse industry and company-specific challenges that continued to affect our operating results and our anticipated future financial trends, including reduced patient volumes, high levels of bad debt expense related to uninsured and underinsured patients, and continued pressure on labor and supply costs. In addition, we had a $130 million write-down of long-lived assets to their estimated fair values, in accordance with SFAS 144, primarily due to the then-adverse current and anticipated future financial trends at two of our hospitals, including associated medical office buildings, offset by $3 million of insurance recoveries for property damage caused by Hurricane Katrina in 2005. In addition, approximately $4 million in employee severance and related costs and $6 million in lease termination costs were recorded as restructuring charges during the year ended December 31, 2006, offset by a $6 million reduction in restructuring reserves recorded in prior periods.

ACCRUED RESTRUCTURING CHARGES

The tables below are reconciliations of beginning and ending liability balances in connection with restructuring charges recorded during the years ended December 31, 2008, 2007 and 2006 in continuing and discontinued operations:

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Other	Balances at End of Period

Year Ended December 31, 2008
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$24	$2	$(15)	$1	$12
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	20	16	(21)	—	15

	$44	$18	$(36)	$1	$27

Year Ended December 31, 2007
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$23	$24	$(18)	$(5)	$24
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	16	14	(10)	—	20

	$39	$38	$(28)	$(5)	$44

Year Ended December 31, 2006
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$37	$4	$(19)	$1	$23
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	28	—	(11)	(1)	16

	$65	$4	$(30)	$—	$39

The above liability balances at December 31, 2008 and 2007 are included in other current liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets. Cash payments to be applied against these accruals at December 31, 2008 are expected to be approximately $14 million in 2009 and $13 million thereafter. The column labeled “Other” above represents charges recorded in restructuring expense, such as the acceleration of stock-based compensation expense related to severance agreements that are not recorded in the liability account.

NOTE 6. LONG-TERM DEBT, LEASE OBLIGATIONS AND GUARANTEES

The table below shows our long-term debt as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Senior notes:
6 3/8%, due 2011	$1,000	$1,000
6 1/2%, due 2012	600	600
7 3/8%, due 2013	1,000	1,000
9 7/8%, due 2014	1,000	1,000
9 1/4%, due 2015	800	800
6 7/8%, due 2031	450	450
Capital leases and mortgage notes	10	11
Unamortized note discounts	(80)	(89)

Total long-term debt	4,780	4,772
Less current portion	2	1

Long-term debt, net of current portion	$4,778	$4,771

Credit Agreement

We have a five-year, $800 million senior secured revolving credit facility that is collateralized by patient accounts receivable of our acute care and specialty hospitals, and bears interest at our option based on the London Interbank Offered Rate (“LIBOR”) plus 175 basis points or Citigroup’s base rate, as defined in the credit agreement, plus 75 basis points. At December 31, 2008, there were no cash borrowings outstanding under the revolving credit facility, and we had approximately $196 million of letters of credit outstanding. Based on our eligible receivables and limitations related to our fixed charge coverage ratio, the borrowing capacity under the revolving credit facility was $444 million at December 31, 2008.

On June 30, 2008, we entered into an amendment to the credit agreement that allows us to: (1) grant liens on one or more hospital facilities having an appraised value not in excess of $75 million to collateralize obligations of certain employee retirement trusts presently collateralized by certain medical office buildings we own; and (2) grant liens on inventory having a book value not in excess of $30 million. The amendment also provides us with additional flexibility over the remaining term of the credit agreement to pursue, at our option, various alternatives to refinance our existing unsecured senior debt, if market conditions and other considerations warrant. The alternatives include the issuance of secured debt, preferred stock and convertible debt, as well as other unsecured debt. Secured refinancing debt is limited under the amendment to the greater of $1 billion or two times the secured leverage ratio set forth in the amendment.

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

Future Maturities

Future long-term debt maturities and minimum operating lease payments as of December 31, 2008 are as follows:

		Years Ending December 31,					Later Years
	Total	2009	2010	2011	2012	2013
Long-term debt, including capital lease obligations	$4,860	$2	$2	$1,002	$602	$1,001	$2,251
Long-term non-cancelable operating leases	$477	$114	$89	$74	$62	$56	$82

Rental expense under operating leases, including short-term leases, was $141 million, $135 million and $131 million in the years ended December 31, 2008, 2007 and 2006, respectively. Included in rental expense for these periods was sublease income of $18 million, $19 million and $15 million, respectively, which was recorded as a reduction to rental expense.

Physician Relocation Agreements and Other Minimum Revenue Guarantees

Consistent with our policy on physician relocation and recruitment, we provide income guarantee agreements to certain physicians who agree to relocate to our communities to fill a community need in a hospital’s service area and commit to remain in practice there for a specified period of time. Under such agreements, we are required to make payments to the physicians in excess of the amounts they earn in their practices up to the amount of the income guarantee. The income guarantee periods are typically 12 months. Such payments are recoverable from the physicians on a prorated basis if they do not fulfill their commitment period to the community, which is typically three years subsequent to the guarantee period. We also provide minimum revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals with terms generally ranging from one to three years.

At December 31, 2008, the maximum potential amount of future payments under our income and minimum revenue collection guarantees was $102 million. In accordance with FASB Staff Position FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FIN 45-3”), we had a liability of $85 million recorded for the fair value of these guarantees included in other current liabilities at December 31, 2008.

At December 31, 2008, we also guaranteed minimum rent revenue to certain landlords who built medical office buildings on or near our hospital campuses. The maximum potential amount of future payments under these guarantees was $12 million. In accordance with FIN 45-3, we had a current liability of $1 million recorded for the fair value of these guarantees at December 31, 2008.

NOTE 7. EMPLOYEE BENEFIT PLANS

Share-Based Compensation Plans

We currently grant stock-based awards to our directors and key employees pursuant to our 2008 Stock Incentive Plan, which was approved by our shareholders at their 2008 annual meeting. Under that plan, 35 million shares of common stock were approved for stock-based awards. At December 31, 2008, there were approximately 34.4 million shares of common stock available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options generally have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant.

Prior to our adoption of SFAS 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123(R) requires excess tax benefits be reported as a financing cash inflow. We have not recognized any excess tax benefits during the years ended December 31, 2008 or 2007.

Stock Options

The following table summarizes stock option activity during the years ended December 31, 2008, 2007 and 2006:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
Outstanding as of December 31, 2005	39,964,022	$20.92
Granted	3,009,409	7.89
Exercised	—	—
Forfeited/Expired	(4,282,458)	16.34

Outstanding as of December 31, 2006	38,690,973	20.41
Granted	1,418,000	6.60
Exercised	(5,100)	6.25
Forfeited/Expired	(4,142,187)	16.74

Outstanding as of December 31, 2007	35,961,686	20.28
Granted	3,192,000	4.97
Exercised	(16,666)	5.81
Forfeited/Expired	(7,231,594)	21.50

Outstanding as of December 31, 2008	31,905,426	$18.48	$—	4.3 years

Vested and expected to vest at December 31, 2008	31,752,376	$18.55	$—	4.2 years

Exercisable as of December 31, 2008	27,188,610	$20.70	$—	3.5 years

There were 16,666 options exercised during the year ended December 31, 2008 and 5,100 options exercised during the year ended December 31, 2007, each with a minimal aggregate intrinsic value.

As of both December 31, 2008 and 2007, there were $7 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of two years.

The weighted average estimated fair values of options we granted in the years ended December 31, 2008 and 2007 were $2.44 per share and $2.77 per share, respectively, as calculated based on each grant date, using a binomial lattice model with the following assumptions:

	Years Ended December 31,
	2008	2007
Expected volatility	47%	40%
Expected dividend yield	0%	0%
Expected life	5.75 years	5.75 years
Expected forfeiture rate	7%	3%
Risk-free interest rate	4.05% - 4.39%	4.49%
Early exercise threshold	100% gain	50% gain
Early exercise rate	20% per year	50% per year

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

The following table summarizes information about our outstanding stock options at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $10.639	10,578,282	7.5 years	$7.73	5,861,466	$9.37
$10.64 to $13.959	5,319,597	3.2 years	11.84	5,319,597	11.84
$13.96 to $17.589	5,141,048	3.1 years	17.19	5,141,048	17.19
$17.59 to $28.759	3,444,419	1.9 years	27.29	3,444,419	27.29
$28.76 and over	7,422,080	2.3 years	35.38	7,422,080	35.38

	31,905,426	4.3 years	$18.48	27,188,610	$20.70

As of December 31, 2008, approximately 42.4% of our outstanding options were held by current employees and approximately 57.6% were held by former employees. All of our outstanding options had an exercise price of more than the $1.15 market price of our common stock on December 31, 2008 and, therefore, were out-of-the-money, as shown in the table below:

	Out-of-the-Money Options		All Options
	Outstanding	% of Total	Outstanding	% of Total
Current employees	13,524,950	42.4%	13,524,950	42.4%
Former employees	18,380,476	57.6%	18,380,476	57.6%

Totals	31,905,426	100.0%	31,905,426	100.0%

% of all outstanding options	100.0%		100.0%

During the years ended December 31, 2008, 2007 and 2006, we recorded total pretax stock compensation expense of $34 million, $41 million and $50 million, respectively ($22 million, $27 million and $31 million after-tax, respectively, excluding the impact of the deferred tax valuation allowance). The pretax expense includes $1 million in both 2008 and 2007 for stock option modification costs related to terminated employees, which are recorded in restructuring charges. The table below shows the stock option and restricted stock unit grants and other awards that comprise the $33 million of stock-based compensation expense recorded in salaries, wages and benefits in the year ended December 31, 2008. Compensation cost is measured by the fair value of the units and options on their grant dates and is recognized over the requisite service period of the grants, whether or not the options had any intrinsic value during the period.

Grant Date	Awards Expected To Vest	Exercise Price Per Share	Fair Value Per Share at Grant Date		Stock-Based Compensation Expense for Year Ended December 31, 2008
	(In Thousands)				(In Millions)
Stock Options:
March 6, 2008	2,937	$4.94	$2.43		$2
March 1, 2007	1,350	6.60	2.77		1
February 22, 2006	1,112	7.93	3.48		1
February 22, 2006	1,202	7.93	2.89		1
February 16, 2005	3,664	10.52	3.81		1
Other grants					1
Restricted Stock Units:
March 6, 2008	3,009		4.94		5
March 1, 2007	3,066		6.60		5
March 1, 2007	1,321		4.71		2
February 22, 2006	3,180		7.93		8
July 1, 2005	1,771		10.39	(1)	3
February 16, 2005	1,405		10.52		1
Other grants					2

					$33

(1)	These restricted units were issued in exchange for stock options.

Prior to our shareholders approving the 2008 Stock Incentive Plan, we granted stock-based awards to our directors and employees pursuant to other plans. Stock options remain outstanding under those other plans, but no additional stock-based awards will be granted under them.

Pursuant to the terms of our stock-based compensation plans, awards granted under the plans vest and may be exercised as determined by the compensation committee of our board of directors. In the event of a change in control, the compensation committee may, at its sole discretion without obtaining shareholder approval, accelerate the vesting or performance periods of the awards.

Restricted Stock Units

The following table summarizes restricted stock unit activity during the years ended December 31, 2008, 2007 and 2006:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2005	4,916,677	$10.74
Granted	4,564,297	7.89
Vested	(1,662,942)	7.23
Forfeited	(716,558)	10.15

Unvested as of December 31, 2006	7,101,474	9.31
Granted	5,821,924	6.58
Vested	(3,191,794)	9.66
Forfeited	(1,067,790)	8.22

Unvested as of December 31, 2007	8,663,814	7.47
Granted	3,961,628	4.98
Vested	(3,381,784)	8.39
Forfeited	(573,340)	6.39

Unvested as of December 31, 2008	8,670,318	$6.04

The restricted stock units granted in the year ended December 31, 2008 vest ratably over three years except for 205,263 units granted to our directors, which vested immediately on their grant date, but will not be issued in shares of common stock until the end of three years or upon termination of service to the board, whichever comes first. The fair value of these restricted stock units was based on our share price on the grant date.

The total unvested restricted stock units at December 31, 2008 includes 1,220,000 units that include cliff vesting conditions, based on the average closing price of our shares on the last 40 trading days of 2009 (a market condition grant). These units were granted in the three months ended March 31, 2007 to certain of our executives. The fair value of these restricted stock units was based on our share price on the grant date. Vesting is on the third anniversary of the grant, based on the following share price criteria and is calculated on a straight-line basis for share prices between the following benchmarks:

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

The unvested restricted stock units at December 31, 2008 also include 825,000 units granted in March 2007 to a group of employees for retention purposes. The fair value of these restricted stock units was based on our share price on the grant date. These units vest 25% on each of the third, fifth, seventh and tenth anniversary dates of the grant.

As of December 31, 2008 and 2007 there were $23 million and $35 million, respectively, of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized in the future over a weighted average period of 2.6 years for both periods.

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

Employee Stock Purchase Plan

We have an employee stock purchase plan under which we are authorized to issue up to 16,250,000 shares of common stock to our eligible employees. As of December 31, 2008, there were approximately 1,725,031 shares available for issuance under the plan. Under the terms of the plan, eligible employees may elect to have between 1% and 10% of their base earnings withheld each quarter to purchase shares of our common stock. Shares are purchased at a price equal to 95% of the closing price on the last day of the quarter. The plan requires a one-year holding period for all shares issued. The holding period does not apply upon termination of employment. Under the plan, no individual may purchase, in any year, shares with a fair market value in excess of $25,000. This plan is currently not considered to be compensatory under SFAS 123(R).

Under the plan, we sold the following numbers of shares in the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
Number of shares	672,872	798,380	783,577
Weighted average price	$5.19	$5.15	$7.14

Employee Retirement Plans

Substantially all of our employees, upon qualification, are eligible to participate in a defined contribution 401(k) plan. Under the plan, employees may contribute 1% to 75% of their eligible compensation, and we match such contributions annually up to a maximum percentage for participants actively employed as of December 31. As of January 1, 2009, employees must work 1,000 hours or more during the plan year to be eligible to receive the match. Plan expenses, primarily related to our contributions to the plan, were approximately $53 million, $43 million and $45 million for the years ended December 31, 2008, 2007 and 2006, respectively. Such amounts are reflected in salaries, wages and benefits in the Consolidated Statements of Operations. In the years ended December 31, 2008, 2007 and 2006, the maximum company matching percentage was 3%. Effective January 1, 2009, we reduced the maximum matching percentage from 3% to 1.5%.

We maintain one active and two frozen non-qualified defined benefit pension plans (“SERPs”), which provide supplemental retirement benefits to certain of our current and former executives. The plans are not funded, and plan obligations are paid from our working capital. Pension benefits are generally based on years of service and compensation. The following tables summarize the balance sheet impact, as well as the benefit obligations, funded status and rate assumptions associated with the SERPs based on actuarial valuations prepared as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Reconciliation of funded status of plans and the amounts included in the Consolidated Balance Sheets:
Projected benefit obligations(1)
Beginning obligations	$(235)	$(249)
Service cost	(2)	(2)
Interest cost	(14)	(14)
Actuarial gain (loss)	(12)	13
Benefits paid	18	21
Special termination benefit costs	—	(4)

Ending obligations	(245)	(235)
Fair value of plans’ assets	—	—

Funded status of plans	$(245)	$(235)

Amounts recognized in the Consolidated Balance Sheets consist of:
Other current liability	$(18)	$(18)
Other long-term liability	(227)	(217)
Accumulated other comprehensive loss	26	17

	$(219)	$(218)

Assumptions:
Discount rate	5.75%	6.25%
Compensation increase rate	4.00%	4.00%
Measurement date	December 31, 2008	December 31, 2007

(1)	The accumulated benefit obligation at December 31, 2008 and 2007 was approximately $242 million and $233 million, respectively.

The components of net periodic benefit costs and related assumptions are as follows:

	Years Ended December 31,
	2008	2007	2006

Service costs	$2	$2	$2
Interest costs	14	14	13
Amortization of prior-year service costs	3	3	3
Amortization of net actuarial loss	—	—	1

Net periodic benefit cost	$19	$19	$19

Assumptions:
Discount rate	6.25%	5.75%	5.50%
Long-term rate of return on assets	n/a	n/a	n/a
Compensation increase rate	4.00%	4.00%	4.00%
Measurement date	January 1, 2008	January 1, 2007	January 1, 2006
Census date	January 1, 2008	January 1, 2007	January 1, 2006

Net periodic benefit costs for the current year are based on assumptions determined at the valuation date of the prior year.

We recorded a $9 million loss adjustment, and a $17 million and $5 million gain adjustment in other comprehensive income (loss) in the three months ended December 31, 2008, 2007 and 2006, respectively, to recognize changes in the funded status of our SERPs. Under SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), changes in the funded status are recorded as a direct increase or decrease to shareholders’ equity through accumulated other comprehensive loss. Net actuarial gains (losses) of $(12) million, $14 million and $5 million during the years ended December 31, 2008, 2007 and 2006, respectively, and the amortization of net prior service costs of $3 million for each of the years ended December 31, 2008, 2007 and 2006 were recognized in other comprehensive income (loss). Cumulative net actuarial losses of $23 million, $11 million and $25 million and unrecognized prior service costs of $3 million, $6 million and $9 million as of December 31, 2008, 2007 and 2006, respectively, have not yet been recognized as components of net periodic benefit costs. During the year ending December 31, 2009, $3 million of net prior service costs are expected to be recognized as components of net periodic benefit costs.

We adopted SFAS 158, effective December 31, 2006. The following table reflects the impact of the adoption of this new accounting pronouncement:

December 31, 2006
Before adoption of SFAS 158:
Intangible asset	$9
Total assets	8,548
Liability for pension benefits	(247)
Accumulated other comprehensive loss	34
Total shareholders’ equity	275
Impact of changes:
Intangible asset	$(9)
Total assets	(9)
Liability for pension benefits	(2)
Accumulated other comprehensive loss	(11)
Total shareholders’ equity	(11)
After adoption of SFAS 158:
Intangible asset	$—
Total assets	8,539
Liability for pension benefits	(249)
Accumulated other comprehensive loss	45
Total shareholders’ equity	264

The following table presents the estimated future benefit payments for the next five years and in the aggregate for the five years thereafter:

		Years Ending December 31,					Five Years Thereafter
	Total	2009	2010	2011	2012	2013
SERP benefit payments	$181	$18	$18	$18	$18	$18	$91

The SERP obligations of $245 million at December 31, 2008 are classified on the Consolidated Balance Sheet as an other current liability ($18 million) and an other noncurrent liability ($227 million) based on an estimate of the expected payment patterns.

NOTE 8. SELECTED BALANCE SHEET DETAILS

The principal components of other current assets are shown in the table below:

	December 31,
	2008	2007
Other receivables, net of allowance for doubtful accounts	$206	$164
Prepaid expenses	84	91

Other current assets	$290	$255

The principal components of property and equipment are shown in the table below:

	December 31,
	2008	2007
Land	$341	$355
Buildings and improvements	3,805	3,829
Construction in progress	172	320
Equipment	2,768	2,920

	7,086	7,424
Accumulated depreciation and amortization	(2,795)	(2,779)

Net property and equipment	$4,291	$4,645

Property and equipment is stated at cost, less accumulated depreciation and amortization and impairment write-downs related to assets held and used. At December 31, 2008 and 2007, we had $59 million and $135 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $56 million and $127 million, respectively, were included in accounts payable.

NOTE 9. OTHER INTANGIBLE ASSETS

The following table provides information regarding other intangible assets, which are included in the Consolidated Balance Sheets as of December 31, 2008 and 2007:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of December 31, 2008:
Capitalized software costs	$481	$(193)	$288
Long-term debt issue costs	54	(23)	31
Other	4	—	4

Total	$539	$(216)	$323

As of December 31, 2007
Capitalized software costs	$423	$(166)	$257
Long-term debt issue costs	51	(16)	35
Other	2	(1)	1

Total	$476	$(183)	$293

Estimated future amortization of intangibles with finite useful lives as of December 31, 2008 is as follows:

		Years Ending December 31,					Later Years
	Total	2009	2010	2011	2012	2013
Amortization of intangible assets	$323	$41	$38	$32	$30	$31	$151

NOTE 10. INVESTMENTS

The principal components of investments and other assets in our Consolidated Balance Sheets are as follows:

	December 31,
	2008	2007
Collateralized bonds(1)	$56	$64
Marketable debt securities	59	68
Equity investments in unconsolidated health care entities(2)	25	67
Other	—	1

Total investments	140	200
Cash surrender value of life insurance policies	13	18
Long-term deposits	51	31
Land held for expansion, long-term receivables and other assets	38	39

Investments and other assets	$242	$288

(1)	The collateralized bonds were issued by a local hospital authority from which we leased and operated two hospitals in Dallas, Texas until August 2007. The $56 million at December 31, 2008 matures in 2010.
(2)	Equity earnings of unconsolidated affiliates are included in net operating revenues in the Consolidated Statements of Operations and were $13 million and $20 million in the years ended December 31, 2008 and 2007, respectively.

Our policy is to classify investments that may be needed for cash requirements as “available-for-sale.” In doing so, the carrying values of the shares and debt instruments are adjusted at the end of each accounting period to their market values. This is done through a credit or charge to other comprehensive income (loss), net of taxes. At December 31, 2008 and 2007, there was $4 million and $1 million, respectively, of accumulated unrealized losses on these investments.

During the years ended December 31, 2008, 2007 and 2006, we owned investments in healthcare- and hospital-related entities that provide hospital supply chain services, own healthcare-related real estate properties or provide other healthcare-related services, which were accounted for under the equity method. Our ownership percentages in these equity investments ranged from 23% to 50%. The following table provides summarized financial information for our principal equity method investments.

	Years Ended December 31,
	2008	2007	2006

Revenues	$129	$183	$172
Costs of revenues and operating expenses	$113	$134	$136
Operating income	$16	$49	$36
Net income	$13	$40	$50

	December 31,
	2008	2007
Current assets	$16	$69
Noncurrent assets	$16	$45
Current liabilities	$3	$42
Noncurrent liabilities	$1	$4
Preferred stock	$—	$23

NOTE 11. OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss is comprised of the following:

	December 31,
	2008	2007
Unamortized realized losses from interest rate lock derivatives	$(7)	$(10)
Adjustments for supplemental executive retirement plans	(26)	(17)
Unrealized losses on securities held as available-for-sale	(4)	(1)

Accumulated other comprehensive loss	$(37)	$(28)

There is no tax effect allocated to each component of other comprehensive loss for the years ended December 31, 2008 and 2007 due to the recording of a deferred tax asset valuation allowance since the fourth quarter of 2004.

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

For the policy period April 1, 2007 through March 31, 2008, we have coverage totaling $600 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million each for floods and earthquakes and a per-occurrence sub-limit of $100 million for windstorms with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and windstorms, the total $600 million limit of coverage per occurrence applies. Deductibles are 5% of insured values for floods, California earthquakes and wind-related claims, and 2% of insured values for New Madrid fault earthquakes. Other covered losses, including fires and other perils, have a minimum deductible of $1 million.

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

Professional and General Liability Insurance

At December 31, 2008 and 2007 the aggregate current and long-term professional and general liability reserves on our Consolidated Balance Sheets were approximately $663 million and $716 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and self-insured retention reserves recorded based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity composite rate of 3.32% and 4.50% at December 31, 2008 and 2007, respectively.

Self-insured retentions are determined for each claim period based on the following insurance policies in effect:

•

Policy period June 1, 2008 through May 31, 2009—Our hospitals generally have a self-insurance retention of $5 million per occurrence for all claims incurred during this policy period. Our captive insurance company, The Healthcare Insurance Corporation (“THINC”), retains $10 million per occurrence above our hospitals’ $5 million self-insurance retention level. Claims in excess of these aggregate self-insurance retentions of $15 million per occurrence are substantially reinsured up to $25 million, except, beginning June 1, 2008, THINC is retaining 30% of the next $10 million for each claim that exceeds $15 million or a maximum of $3 million. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies from major independent insurance companies, on a claims-made basis, subject to an aggregate limit of $275 million.

•

Policy period June 1, 2007 through May 31, 2008—As of January 1, 2008 and retroactive back to June 1, 2002, our hospitals generally have a self-insurance retention per occurrence of $5 million for claims incurred during this policy period. Our captive insurance company, THINC, has a self-insured retention of $10 million per occurrence above our hospitals’ $5 million self-insurance retention level. Prior to January 1, 2008, our hospitals generally had a self-insured retention of $2 million per occurrence, with THINC retaining the next $13 million per occurrence. In each case, the next $10 million of claims in excess of $15 million are 100% reinsured by THINC with independent reinsurance companies. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies from major independent insurance companies, on a claims-made basis, subject to an aggregate limit of $275 million.

•

Policy period June 1, 2006 through May 31, 2007—Our hospitals generally have a self-insurance retention per occurrence of $5 million for claims incurred during this policy period. THINC has a self-insured retention of $10 million per occurrence above our hospitals’ $5 million self-insurance retention level. Prior to January 1, 2008, our hospitals generally had a self-insured retention of $2 million per occurrence, with THINC retaining the next $13 million per occurrence. In each case, the next $10 million of claims in excess of $15 million are 100% reinsured by THINC with independent reinsurance companies. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies from major independent insurance companies, on a claims-made basis, subject to an aggregate limit of $275 million.

•

Policy period June 1, 2005 through May 31, 2006—Our hospitals generally have a self-insurance retention per occurrence of $5 million for claims incurred during this policy period. THINC has a self-insured retention of $10 million per occurrence above our hospitals’ $5 million self-insurance retention level. Prior to January 1, 2008, our hospitals generally had a self-insured retention of $2 million per occurrence, with THINC retaining the next $13 million per occurrence. In each case, the next $10 million of claims in excess of $15 million are 97.5% reinsured by THINC with independent reinsurance companies, with THINC retaining the remaining 2.5% or $250,000 per claim. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies from major independent insurance companies, on a claims-made basis, subject to an aggregate limit of $275 million.

If the aggregate limit of any of our excess professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the excess limits available to pay any other material claims applicable to that policy period.

Included in other operating expenses, net in the accompanying Consolidated Statements of Operations is malpractice expense of $128 million, $163 million, and $174 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 13. CLAIMS AND LAWSUITS

Currently pending material investigations, claims and legal proceedings that are not in the ordinary course of business are set forth below. Where specific amounts are sought in any pending investigation or legal proceeding, those amounts are disclosed. For all other matters, where a loss is reasonably possible and estimable, an estimate of the loss or a range of loss is provided. Where no estimate is provided, a loss is not reasonably possible or an amount of loss is not reasonably estimable at this time.

1.

Review of Inpatient Rehabilitation Services—Pursuant to our corporate integrity agreement, we notified the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services in October 2007 that we had completed a preliminary review of admissions to our inpatient rehabilitation unit at South Fulton Medical Center in East Point, Georgia that suggested further review was necessary to determine whether South Fulton had received Medicare overpayments reportable under our CIA. In January 2008, we submitted this matter into the OIG’s voluntary self-disclosure protocol. The OIG subsequently accepted our submission. Our preliminary calculations indicate that the potential overpayments at South Fulton are not material. We recorded a reserve of approximately $5 million as of December 31, 2008 for this matter. In February 2009, we received a letter from the U.S. Department of Justice, which is participating in this matter with the OIG, requesting additional information regarding the basis for our self-disclosure, as well as information related to admissions at our other active and closed inpatient rehabilitation hospitals and units for the period 2000 to the present. We are unable to predict the timing and outcome of this investigation, which is in its preliminary stages at this time.

2.	Securities Matter—In June 2006, four purported Tenet shareholders who opted out of the settlement of the federal securities class action lawsuit entitled In Re Tenet Healthcare Corporation Securities Litigation filed a civil complaint in federal court in California against the Company, certain former executive officers of the Company and KPMG LLP (“KPMG”), the Company’s former independent registered public accounting firm. Plaintiffs alleged that the Company, KPMG and the former executives are liable for securities fraud under Section 10(b) of and Rule 10b-5 under the Securities Exchange Act of 1934, and that each of the former executive defendants are liable for control person liability pursuant to Section 20(a) of the Exchange Act. Plaintiffs sought an undisclosed amount of compensatory damages and reasonable attorneys’ fees and expenses. In January 2009, the parties executed a definitive settlement agreement, and we paid $1,087,500 to settle the claims against the Company in full, thereby concluding this matter. In the three months ended June 30, 2008, we recorded an accrual of $2 million as an estimated liability for the costs and expenses associated with handling this and other related matters, which was reduced to approximately $1.1 million in the three months ended December 31, 2008.

3.	Wage and Hour Actions—We have been defending three coordinated lawsuits in Los Angeles Superior Court alleging that our hospitals violated certain provisions of California’s labor laws and applicable wage and hour regulations. The cases are: McDonough, et al. v. Tenet Healthcare Corporation, Tien, et al. v. Tenet Healthcare Corporation and Pagaduan v. Fountain Valley Regional Medical Center. In February 2008, the Pagaduan case was certified as a class action over our objections and, in June 2008, motions for class certification in the McDonough and Tien cases, which we opposed, were initially granted in part and denied in part. We filed a motion for reconsideration of the court’s class certification ruling in the McDonough and Tien cases and, on November 17, 2008, the court issued a reconsidered ruling denying class certification with respect to all of plaintiffs’ claims, except with respect to one subclass later dismissed by the plaintiffs. On February 10, 2009, plaintiffs filed a notice of appeal of the court’s decision. Plaintiffs in all three cases have sought back pay, statutory penalties, interest and attorneys’ fees.

Another wage and hour matter pending in federal court in Southern California – Falck v. Tenet Healthcare Corporation – specifically involves allegations regarding unpaid overtime. This case was certified as a class action in February 2008. Plaintiff has sought back pay, statutory penalties, interest and attorneys’ fees. On September 5, 2008, a tentative settlement was reached in both the Pagaduan and Falck cases. The parties subsequently entered into a stipulation of settlement. The settlement, which will be administered by the Los Angeles Superior Court, was preliminarily approved on December 22, 2008. Under the terms of the settlement, our liability will be not be less than $62 million, but will not exceed $85 million, subject to minor adjustment by the court. The final approval hearing for the settlement is scheduled for May 5, 2009. We have recorded an accrual of $77 million as an estimated liability for the wage and hour actions and other unrelated employment matters (we recorded $46 million in the three months ended March 31, 2008, $10 million in the three months ended December 31, 2007 and $24 million in prior years, offset by a $3 million reduction in the estimated liability in the three months ended March 31, 2007).

4.	Tax Disputes—See Note 14 for information concerning disputes with the Internal Revenue Service (“IRS”) regarding our federal tax returns. Our hospitals are also routinely subject to sales and use tax audits and personal property tax audits by the state and local government jurisdictions in which they do business. The results of the audits are frequently disputed, and such disputes are ordinarily resolved by administrative appeals or litigation.

5.	Civil Lawsuits on Appeal—In April 2007, our motion to dismiss a qui tam action in South Carolina was granted. That action, in which the Department of Justice declined to intervene, alleged violations of the federal False Claims Act by the Company, our Hilton Head Medical Center and Clinics, and related subsidiaries, as well as a cardiologist who formerly practiced at Hilton Head. The relator’s primary claim was that we received inappropriate payments from Medicare for certain cardiac catheterization procedures that were performed by the cardiologist from 1997 through 2003. The relator appealed the district court’s decision to dismiss the case to the U.S. Court of Appeals for the Fourth Circuit in Richmond, Virginia, which, on November 18, 2008, affirmed the trial court’s decision to dismiss the case. A subsequent request for reconsideration was also denied. This matter is now concluded.

In August 2007, the federal district court in Miami granted our motion for summary judgment, thereby dismissing the civil case filed as a purported class action by Boca Raton Community Hospital, which principally alleged that Tenet’s past pricing policies and receipt of Medicare outlier payments violated the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), causing harm to plaintiff. Plaintiff sought unspecified amounts of damages (including treble damages under RICO), restitution, disgorgement and punitive damages. Plaintiff subsequently filed an appeal to the U.S. Court of Appeals for the Eleventh Circuit, which heard oral arguments in the matter on January 14, 2009. We continue to believe that the trial court’s decision was correct and are awaiting the Eleventh Circuit’s decision on the appeal.

6.	Civil Lawsuits Involving Real Property—The University of Southern California has filed a lawsuit in Los Angeles Superior Court against a Tenet subsidiary seeking the right to terminate a ground lease and a development and operating agreement between the University and our subsidiary, which built, owns and operates USC University Hospital, an acute care hospital located on land leased from the University in Los Angeles. The University claims that it should be permitted to terminate the lease and operating agreement as a result of a default by our subsidiary and seeks the option to force our subsidiary to sell the hospital to the University. We filed a cross-complaint asserting claims against the University for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of the covenant of quiet enjoyment, and declaratory relief. In April 2008, we announced that we had signed a non-binding letter of intent for the University to acquire USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital, our 60-bed facility specializing in cancer treatment on the campus of USC University Hospital, in an effort to resolve the pending claims by both parties without protracted litigation. On February 10, 2009, we announced that we had reached a definitive agreement with the University for the sale of the two facilities. The transaction, which is targeted for completion by March 31, 2009, is subject to conditions and regulatory approvals that must be satisfied prior to closing. In the event the sale is not consummated, we intend both to continue to vigorously defend this matter and to pursue our counterclaims against the University.

In addition to the matters described above, our hospitals are subject to investigations, claims and lawsuits in the ordinary course of business. Most of these matters involve allegations of medical malpractice or other injuries suffered at our hospitals. As previously reported, three such cases were filed as purported class action lawsuits and involve patients of our former Memorial Medical Center and Lindy Boggs Medical Center in New Orleans. On September 17, 2008, class certification was granted in two of these suits – Preston, et al. v. Memorial Medical Center and Husband et al. v. Memorial Medical Center. In her order, the judge certified a class of all persons at Memorial during and in the days following Hurricane Katrina, excluding employees, who sustained injuries or died, as well as family members who themselves sustained injury as a result of such injuries or deaths to any person at Memorial, excluding employees, during that time. We have filed an appeal of this decision with the Louisiana Fourth Circuit Court of Appeal. In the remaining case, family members allege, on behalf of themselves and a purported class of other patients and their family members, similar damages as a result of injuries sustained at Lindy Boggs Medical Center during the aftermath of Hurricane Katrina. The certification hearing in that matter has not yet been scheduled. In addition to disputing the merits of the allegations in each of these suits, we contend that none of the actions meet the proper legal requirements for class actions and that each case must be adjudicated independently. We will, therefore, continue to oppose class certification and vigorously defend the hospitals in these matters.

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

We cannot predict the results of current or future investigations, claims and lawsuits. We recognize that, where appropriate, our interests may be best served by resolving certain matters without litigation. If non-litigated resolution is not appropriate or possible with respect to a particular matter, we will defend ourselves vigorously. The ultimate resolution of significant claims against us, individually or in the aggregate, whether as a result of litigation or settlement, could have a material adverse effect on our business (both in the near and long term), financial condition, results of operations or cash flows.

We record reserves for claims and lawsuits when they are probable and can be reasonably estimated. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized the potential liabilities that may result in the accompanying Consolidated Financial Statements.

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the years ended December 31, 2008, 2007 and 2006:

	Balances at Beginning of Period	Litigation and Investigation Costs (Benefit)	Cash (Payments) Receipts	Other(1)	Balances at End of Period
Year Ended December 31, 2008
Continuing operations	$282	$41	$(83)	$—	$240
Discontinued operations	—	(39)	39	—	—

	$282	$2	$(44)	$—	$240

Year Ended December 31, 2007
Continuing operations	$321	$13	$(51)	$(1)	$282
Discontinued operations	1	—	(1)	—	—

	$322	$13	$(52)	$(1)	$282

Year Ended December 31, 2006
Continuing operations	$308	$766	$(675)	$(78)	$321
Discontinued operations	5	(35)	(21)	52	1

	$313	$731	$(696)	$(26)	$322

(1)	Other items in 2006 include the funding of $75 million from our insurance carriers for the settlement of a securities class action lawsuit, which was classified as a receivable in other current assets in the Consolidated Balance Sheet as of December 31, 2005, and the recovery of $45 million in insurance proceeds related to the Redding Medical Center settlement in December 2004, which was classified as a receivable in other current assets in the Consolidated Balance Sheet as of December 31, 2005.

For the years ended December 31, 2008, 2007 and 2006, we recorded net costs of $2 million, $13 million and $731 million, respectively, in connection with significant legal proceedings and investigations. The 2008 costs primarily relate to a change in our estimated liability for the wage and hour actions in California and other unrelated employment matters and reflect $39 million in insurance recoveries related to our Redding claims. The 2008 payments relate to our June 2006 global civil settlement with the federal government. The 2007 costs represent $10 million to defend ourselves in various lawsuits and investigations and an $11 million increase in the estimated minimum liability for pending cases (primarily the wage and hour cases), offset by an $8 million reduction of reserves recorded in prior periods that are no longer considered necessary based on updated loss estimates. The 2007 payments include $24 million as part of our 2006 civil settlement with the federal government, $10 million for our settlement of a Securities and Exchange Commission investigation, $5 million of other settlement payments, and $13 million in legal and other costs to defend ourselves in other ongoing lawsuits and investigations. The 2006 payments primarily consisted of our 2006 civil settlement payment ($470 million, including $20 million in interest), the settlement of the case involving our former Alvarado Hospital Medical Center ($21 million), the settlement of a federal securities class action ($140 million), attorneys’ fees associated with a state shareholder derivative lawsuit ($5 million), our February 2006 settlement with the Florida Attorney General ($7 million), and legal and other costs to defend ourselves in other ongoing lawsuits and investigations.

NOTE 14. INCOME TAXES

The provision for income taxes for continuing operations for the years ended December 31, 2008, 2007 and 2006 consists of the following:

	Years Ended December 31,
	2008	2007	2006
Current tax expense (benefit):
Federal	$(1)	$(80)	$(153)
State	(9)	13	4

	(10)	(67)	(149)
Deferred tax expense (benefit):
Federal	(1)	20	(103)
State	(14)	(16)	(6)

	(15)	4	(109)

	$(25)	$(63)	$(258)

A reconciliation between the amount of reported income tax expense (benefit) and the amount computed by multiplying income (loss) from continuing operations before income taxes by the statutory federal income tax rate is shown below:

	Years Ended December 31,
	2008	2007	2006
Tax expense (benefit) at statutory federal rate of 35%	$13	$(41)	$(387)
State income taxes, net of federal income tax expense (benefit)	4	(4)	(24)
Nondeductible goodwill impairment charges	—	—	52
Other changes in valuation allowance	(37)	51	138
Change in tax contingency reserves, including interest	(11)	(72)	(40)
Prior-year provision to return adjustment and other changes in deferred taxes, net of valuation allowance	6	3	7
Other items	—	—	(4)

	$(25)	$(63)	$(258)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table discloses those significant components of our deferred tax assets and liabilities, including any valuation allowance:

	December 31, 2008		December 31, 2007
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed-asset differences	$—	$437	$—	$557
Reserves related to discontinued operations and restructuring charges	8	—	23	—
Receivables (doubtful accounts and adjustments)	98	—	106	—
Accruals for retained insurance risks	291	—	392	—
Intangible assets	—	44	—	34
Other long-term liabilities	75	—	168	—
Benefit plans	142	—	171	—
Other accrued liabilities	93	—	60	—
Investments and other assets	11	—	2	—
Net operating loss carryforwards	844	—	693	—
Stock-based compensation	117	—	225	—
Other items	48	—	29	—

	1,727	481	1,869	591
Valuation allowance	(1,265)	—	(1,310)	—

	$462	$481	$559	$591

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

The table below summarizes the total changes in unrecognized tax benefits during the years ended December 31, 2008 and 2007. The lines for additions and reductions for tax positions in 2008 include the impact of items for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductions. Such amounts include unrecognized tax benefits that have impacted deferred tax assets and liabilities at December 31, 2008.

	Continuing Operations	Discontinued Operations	Total
Balance at January 1, 2007	$121	$78	$199
Additions for prior year tax positions	2	—	2
Reductions for tax positions of prior years	(68)	(9)	(77)
Additions for current year tax positions	6	—	6
Reductions for current year tax positions	—	—	—
Reductions due to settlements with taxing authorities	(3)	—	(3)
Reductions due to a lapse of statute of limitations	—	—	—

Balance at December 31, 2007	58	69	127
Additions for prior year tax positions	22	1	23
Reductions for tax positions of prior years	(20)	(51)	(71)
Additions for current year tax positions	—	—	—
Reductions for current year tax positions	—	—	—
Reductions due to settlements with taxing authorities	1	(2)	(1)
Reductions due to a lapse of statute of limitations	—	—	—

Balance at December 31, 2008	$61	$17	$78

The total amount of unrecognized tax benefits as of the date of adoption was $199 million ($121 million related to continuing operations and $78 million related to discontinued operations), all of which, if recognized, would affect our effective tax rate and income tax expense/benefit from continuing and discontinued operations. Total accrued interest and penalties on unrecognized tax benefits as of the date of adoption were $92 million. Included in the balance of unrecognized tax benefits at January 1, 2007 is $172 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next 12 months. This amount represents unrecognized tax benefits related to issues in dispute with the IRS and state income tax authorities and other uncertain tax positions. As a result of actions we took during the three months ended March 31, 2007, we reduced our estimated liabilities for uncertain tax positions as of January 1, 2007 (the effective date of FIN 48) by approximately $107 million, which amount included $36 million of accrued interest. This resulted in an income tax benefit of $107 million being recognized as a credit to income tax expense in the Consolidated Statements of Operations during the three months ended March 31, 2007 ($90 million of which was recognized in continuing operations and $17 million in discontinued operations). Under FIN 48 and SFAS 109, the actions to reduce our liability for uncertain tax positions could not be taken into consideration in our estimate of the liability and our assessment of the recoverability of deferred tax assets as of January 1, 2007. Accordingly, although the initial impact of establishing the $107 million estimated liability was charged directly to accumulated deficit in shareholders’ equity effective January 1, 2007 and was included in the $178 million cumulative effect adjustment discussed above, the reduction of the liability was recorded as a tax benefit in the Consolidated Statement of Operations in accordance with FIN 48 because we took the actions to reduce the estimated exposure related to the uncertain tax positions subsequent to January 1, 2007. The total amount of unrecognized tax benefits as of December 31, 2008 was $78 million ($61 million related to continuing operations and $17 million related to discontinued operations), which, if recognized, would affect our effective tax rate and income tax expense/benefit from continuing and discontinued operations primarily by reducing our valuation allowance for deferred tax assets.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense in our Consolidated Statements of Operations. In addition to the adjustments described above, $14 million of interest and penalties related to accrued liabilities for uncertain tax positions ($10 million related to continuing operations and $4 million related to discontinued operations) and an income tax benefit of $10 million ($2 million related to continuing operations and $8 million related to discontinued operations) related to a redetermination of accrued interest on previously settled federal tax liabilities are included in our Consolidated Statement of Operations in the year ended December 31, 2008. Total accrued interest and penalties on unrecognized tax benefits as of December 31, 2008 were $58 million ($37 million related to continuing operations and $21 million related to discontinued operations).

Income tax benefit in the year ended December 31, 2008 included the following: (1) an income tax benefit of $27 million in continuing operations to reduce our estimated liabilities for uncertain tax positions; (2) an income tax benefit of $23 million in continuing operations to decrease the valuation allowance for our deferred tax assets and for other tax adjustments; (3) an income tax benefit of $3 million in discontinued operations to reduce our estimated liabilities for uncertain tax positions; and (4) income tax expense of $11 million in discontinued operations to increase the valuation allowance and for other tax adjustments.

Income tax benefit in the year ended December 31, 2007 included the following: (1) an income tax benefit of $83 million in continuing operations to reduce our estimated liabilities for uncertain tax positions; (2) income tax expense of $48 million income tax expense in continuing operations to increase the valuation allowance for our deferred tax assets and for other tax adjustments; (3) an income tax benefit of $17 million in discontinued operations to reduce our estimated liabilities for uncertain tax positions; and (4) income tax expense of $17 million in discontinued operations to increase the valuation allowance and for other tax adjustments.

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

As of December 31 2008, approximately $47 million of unrecognized federal and state tax benefits may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of the statute of limitations.

At December 31, 2008, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss carryforwards of approximately $2.0 billion pretax expiring in 2024 to 2028, (2) approximately $27 million in alternative minimum tax credits with no expiration, and (3) general business credit carryforwards of approximately $13 million expiring in 2023 to 2028.

NOTE 15. EARNINGS PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings (loss) per common share calculations for income (loss) from continuing operations for the years ended December 31, 2008, 2007 and 2006. Income (loss) is expressed in millions and weighted average shares are expressed in thousands.

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Year Ended December 31, 2008
Income available to common shareholders for basic earnings per share	$62	476,349	$0.13
Effect of dilutive stock options and restricted stock units	—	2,257	—

Income available to common shareholders for diluted earnings per share	$62	478,606	$0.13

Year ended December 31, 2007
Loss to common shareholders for basic earnings per share	$(53)	473,405	$(0.11)
Effect of dilutive stock options and restricted stock units	—	—	—

Loss to common shareholders for diluted earnings per share	$(53)	473,405	$(0.11)

Year ended December 31, 2006
Loss to common shareholders for basic earnings per share	$(851)	470,847	$(1.81)
Effect of dilutive stock options and restricted stock units	—	—	—

Loss to common shareholders for diluted earnings per share	$(851)	470,847	$(1.81)

Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, were not included in the computation of diluted shares for the year ended December 31, 2008 was 31,905 shares.

All potentially dilutive securities were excluded from the calculation of diluted earnings (loss) per share for years ended December 31, 2007 and 2006 because we did not report income from continuing operations in those periods. In circumstances where we do not have income from continuing operations, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations has the effect of making the diluted loss per share less than the basic loss per share. Had we generated income from continuing operations in those periods, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase of 1,246 shares and 1,445 shares for the years ended December 31, 2007 and 2006, respectively. Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, would not have been included in the computation of diluted shares if we had income from continuing operations were 35,962 shares and 38,582 shares for the years ended December 31, 2007 and 2006, respectively.

NOTE 16. FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 provides a new definition for fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 as of January 1, 2008 for our financial assets and liabilities that are re-measured and reported at fair value each reporting period. Our financial assets recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by our captive insurance subsidiaries. The adoption of SFAS 157 to our financial assets did not have any impact on our financial results.

In accordance with the provisions of FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” we have elected to defer implementation of SFAS 157 until January 1, 2009 as it relates to our non-financial assets and non-financial liabilities that are not permitted or required to be measured at fair value on a recurring basis. We are evaluating the impact, if any, SFAS 157 will have on those non-financial assets and liabilities.

Even though the adoption of SFAS 157 did not materially impact our financial condition, results of operations or cash flows, we are now required to provide additional disclosures under SFAS 157 as part of our financial statements. The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments Included In:
Marketable debt securities—current	$2	$2	$—	$—
Investments in Reserve Yield Plus Fund	14	—	14	—
Marketable debt securities—noncurrent	59	33	25	1

	$75	$35	$39	$1

The change in the fair value of our auction rate securities and preferred stock valued using significant unobservable inputs is shown below:

Fair value recorded at December 31, 2007	$2
Adjustment to record reduction in estimated fair value of auction rate securities	(1)

Fair value recorded at December 31, 2008	$1

At December 31, 2008, one of our captive insurance subsidiaries held $2 million of preferred stock and other securities that were distributed from auction rate securities whose auctions have failed due to sell orders exceeding buy orders. As a result of the downgraded ratings on certain of these auction rate securities and an illiquid market for these securities for over a year, we have recorded a realized loss of approximately $1 million in investment earnings on our Consolidated Statement of Operations for the year ended December 31, 2008 as an other-than-temporary impairment of investments. Fair values using significant other observable inputs were determined using a combination, where applicable, of trading levels of the related operating or holding companies’ credit default swaps, other subordinated and senior securities of the issuers, expected discounted cash flows using LIBOR plus 150 to 200 basis points and a discount from par based on the issuers’ credit ratings.

At December 31, 2008, the fair value of our investments in the Reserve Yield Plus Fund was $14 million. The cost of our investment was $15 million. In mid-September 2008, the net asset value of the fund decreased below $1 per share as a result of a valuation of certain investments at zero that the fund held in a company that filed for bankruptcy. Therefore, we recorded a $1 million loss related to our then $49 million investment in the fund to recognize our pro rata share of the estimated loss in this investment. We requested the redemption of our investments in the fund, and in the three months ended December 31, 2008, we received $34 million of cash distributions from the fund. While we expect to receive substantially all of our remaining holdings in the fund, we cannot predict the ultimate timing of when we will receive the funds. Accordingly, we reclassified our investment from cash and cash equivalents to investments in the Reserve Yield Plus Fund on our Consolidated Balance Sheet as of December 31, 2008.

NOTE 17. SALES OF INVESTMENTS

The sale of our entire interest in Broadlane, Inc. closed during the three months ended September 30, 2008, and we recorded a gain on sale of investment of $125 million in continuing operations in the year ended December 31, 2008. Approximately ten percent of the proceeds will be held in escrow and distributed to us over six years. We also sold our interest in a joint venture with a real estate investment trust as part of a previously disclosed settlement of a lease dispute, resulting in a gain of $14 million, which was recorded during the year ended December 31, 2008 in continuing operations.

NOTE 18. RECENTLY ISSUED ACCOUNTING STANDARDS

The following summarizes noteworthy recently issued accounting standards:

•

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions, which are throughout the various accounting pronouncements that require fair value measurements. SFAS 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction from the perspective of the market participant who holds the asset or liability. SFAS 157 became effective for us on January 1, 2008. However, in November 2007, the FASB decided to provide a one-year deferral (in our case, to January 1, 2009) of the fair value measurements of SFAS 157 for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Examples of items to which the deferral would apply to us include, but are not limited to:

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

Effective January 1, 2008, we adopted SFAS 157. There was no impact on our Consolidated Financial Statements as a result of adopting SFAS 157. See Note 16 for the disclosure of the fair value of investments required by SFAS 157. However, we are still in the process of determining the estimated impact of the deferred items of SFAS 157 on our future consolidated financial statements.

•

In December 2007, the FASB issued SFAS No. 141, “Business Combinations (revised 2007)” (“SFAS 141(R)”). SFAS 141(R) is intended to simplify existing guidance and converge rulemaking under GAAP with international financial accounting standards. SFAS 141(R) requires the full use of fair value accounting for assets acquired and liabilities assumed in a business combination. SFAS 141(R) became effective for us on January 1, 2009. We are evaluating the potential impact of SFAS 141(R), but do not expect SFAS 141(R) to have a material impact on our financial condition, results of operations or cash flows.

•

Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Also, SFAS 160 is intended to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions. SFAS 160 became effective for us on January 1, 2009. We are in the process of determining the potential impact of SFAS 160 on our future consolidated financial statements, but do not expect SFAS 160 to have a material impact on our financial condition, results of operations or cash flows. However, there will be significant changes in how we report our noncontrolling interests in our consolidated financial statements.

•

In April 2008, the FASB issued FASB Staff Position SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP SFAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of FSP SFAS 142-3 but do not expect it to have a material impact on our financial condition, results of operations or cash flows.

SUPPLEMENTAL FINANCIAL INFORMATION

SELECTED QUARTERLY FINANCIAL DATA

(UNAUDITED)

	Year Ended December 31, 2008
	First	Second	Third	Fourth
Net operating revenues	$2,178	$2,132	$2,158	$2,195
Net income (loss)	$(31)	$(15)	$104	$(33)
Earnings (loss) per share:
Basic	$(0.06)	$(0.03)	$0.22	$(0.07)
Diluted	$(0.06)	$(0.03)	$0.22	$(0.07)

	Year Ended December 31, 2007
	First	Second	Third	Fourth
Net operating revenues	$2,047	$2,002	$2,041	$2,077
Net income (loss)	$75	$(30)	$(59)	$(75)
Earnings (loss) per share:
Basic	$0.16	$(0.06)	$(0.12)	$(0.16)
Diluted	$0.16	$(0.06)	$(0.12)	$(0.16)

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

Our provision for doubtful accounts in the fourth quarter of 2008 includes a $3 million unfavorable adjustment in the estimate of necessary bad debt reserve levels at year-end compared to a favorable adjustment of $16 million in the fourth quarter of 2007. We also recorded an $8 million receivable for additional grant funding due from Stanislaus County related to our hospital in Modesto, California.

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

Management’s report on internal controls over financial reporting is set forth on page 71 and is incorporated herein by reference. The independent registered public accounting firm that audited the financial statements included in this report has issued an attestation report on our internal control over financial reporting as set forth on page 72 herein.

During the fourth quarter of 2008, there were no changes to our internal controls over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding our directors and our corporate governance will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, and such information is incorporated herein by reference to the definitive proxy statement. Information concerning our executive officers appears under Part I of this report on Form 10-K under the caption “Business—Executive Officers.”

ITEM 11.	EXECUTIVE COMPENSATION

Certain information regarding compensation of our executive officers will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and such information is incorporated herein by reference to the definitive proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information regarding (1) security ownership of certain beneficial owners and management, (2) securities authorized for issuance under equity compensation plans and (3) related stockholder matters will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and such information is incorporated herein by reference to the definitive proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information on related party transactions and director independence will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and such information is incorporated herein by reference to the definitive proxy statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Certain information regarding accounting fees and services will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report on Form 10-K, and such information is incorporated herein by reference to the definitive proxy statement.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The Consolidated Financial Statements can be found on pages 75 through 110.

FINANCIAL STATEMENT SCHEDULES

Schedule II—Valuation and Qualifying Accounts (included on page 120).

All other schedules and financial statements of the Registrant are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

EXHIBITS

(3)	Articles of Incorporation and Bylaws

(a)	Amended and Restated Articles of Incorporation of the Registrant, as amended and restated May 8, 2008 (Incorporated by reference to Exhibit 3(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed August 5, 2008)

(b)	Restated Bylaws of the Registrant, as amended and restated effective January 12, 2009 (Incorporated by reference to Exhibit 3(a) to Registrant’s Current Report on Form 8-K, dated January 21, 2009 and filed January 23, 2009)

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Indenture, dated as of November 6, 2001, between the Registrant and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated November 6, 2001 and filed November 9, 2001)

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

(10)	Material Contracts

(a)	Credit Agreement, dated as of November 16, 2006, among the Registrant, the Lenders and Issuers party thereto, Citicorp USA, Inc. as Administrative Agent, Bank of America, N.A. as Syndication Agent, Citigroup Global Markets Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Lead Book Runners, and General Electric Capital Corporation and The Bank of Nova Scotia as Co-Documentation Agents (Incorporated by reference to Exhibit 10(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)

(b)	Amendment No. 1 to Credit Agreement, dated as of June 27, 2008, among the Registrant and Citicorp USA, Inc., as Administrative Agent on behalf of each Lender executing an acknowledgement and consent thereto (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed August 5, 2008)

(c)	Civil Settlement Agreement, dated June 28, 2006, among the Registrant, Tenet HealthSystem HealthCorp., Tenet HealthSystem Holdings, Inc., Tenet HealthSystem Medical, Inc., OrNda Hospital Corp., the hospitals named therein and the United States of America (Incorporated by reference to Exhibit 10(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 26, 2008)

(d)	Corporate Integrity Agreement, dated September 27, 2006, between the Registrant and the Office of Inspector General of the U.S. Department of Health and Human Services (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 7, 2006)

(e)	Second Amended and Restated Information Technology and Management Agreement, dated as of November 16, 2006, between the Registrant and Perot Systems Corporation (Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)—

(f)	Letter from the Registrant to Trevor Fetter, dated November 7, 2002 (Incorporated by reference to Exhibit 10(k) to Registrant’s Transition Report on Form 10-K for the seven-month transition period ended December 31, 2002, filed May 15, 2003)*

(g)	Restricted Stock Agreement, dated as of January 21, 2003, between Trevor Fetter and the Registrant (Incorporated by reference to Exhibit 10(b) to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2003, filed April 14, 2003)*

(h)	Letter from the Registrant to Trevor Fetter dated September 15, 2003 (Incorporated by reference to Exhibit 10(l) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed November 10, 2003)*

(i)	Letter from the Registrant to Stephen L. Newman, dated November 27, 2006 (Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)*

(j)	Letter from the Registrant to Biggs C. Porter, accepted May 22, 2006 (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed August 9, 2006)*

(k)	Letter from the Registrant to Gary K. Ruff, accepted August 1, 2008†*

(l)	Letter from the Registrant to Cathy Fraser, dated August 29, 2006 (Incorporated by reference to Exhibit 10(k) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 26, 2008)*

(m)	Separation Agreement and General Release between the Registrant and E. Peter Urbanowicz, dated April 30, 2008 (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed May 6, 2008)*

(n)	Form of Indemnification Agreement entered into with each of the Registrant’s directors (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 1, 2005)

(o)	Tenet First Amended and Restated Executive Severance Plan, as amended and restated effective December 31, 2008†*

(p)	Board of Directors Retirement Plan, effective January 1, 1985, as amended August 18, 1993, April 25, 1994 and July 30, 1997 (Incorporated by reference to Exhibit 10(q) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003)*

(q)	Tenet Healthcare Corporation Sixth Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective December 31, 2008†*

(r)	Eighth Amended and Restated Tenet 2001 Deferred Compensation Plan, as amended and restated effective December 31, 2008†*

(s)	First Amended and Restated Tenet 2006 Deferred Compensation Plan, as amended and restated effective December 31, 2008†*

(t)	Tenet Healthcare Corporation Second Amended and Restated 1994 Directors Stock Option Plan (Incorporated by reference to Exhibit 10(u) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)*

(u)	First Amended and Restated 1991 Stock Incentive Plan (Incorporated by reference to Exhibit 10(v) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)*

(v)	Second Amended and Restated 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10(w) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)*

(w)	Second Amended and Restated Tenet Healthcare Corporation 1999 Broad-Based Stock Incentive Plan (Incorporated by reference to Exhibit 10(x) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)*

(x)	Fourth Amended and Restated Tenet Healthcare Corporation 2001 Stock Incentive Plan, as amended and restated effective December 31, 2008†*

(y)	Form of Stock Award used to evidence grants of stock options and/or restricted units under the Fourth Amended and Restated Tenet Healthcare Corporation 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, dated February 14, 2006 and filed February 17, 2006)*

(z)	First Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan, as amended and restated effective December 31, 2008†*

(aa)	Forms of Award used to evidence (i) initial grants of restricted stock units to directors, (ii) annual grants of restricted stock units to directors, (iii) grants of stock options to executives, and (iv) grants of restricted stock units to executives, all under the First Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan†*

(bb)	First Amended Tenet Healthcare Corporation Annual Incentive Plan, as amended and restated effective December 31, 2008†*

(21)	Subsidiaries of the Registrant†

(23)	Consents of Independent Registered Public Accounting Firms

(a)	Consent of Deloitte & Touche LLP†

(b)	Consent of KPMG LLP†

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(a)	Certification of Trevor Fetter, President and Chief Executive Officer†

(b)	Certification of Biggs C. Porter, Chief Financial Officer†

(32)	Section 1350 Certifications of Trevor Fetter, President and Chief Executive Officer, and Biggs C. Porter, Chief Financial Officer†

—	Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENET HEALTHCARE CORPORATION

Date: February 23, 2009	By:	/S/ BIGGS C. PORTER
Biggs C. Porter
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 23, 2009	By:	/S/ TREVOR FETTER
Trevor Fetter
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 23, 2009	By:	/S/ BIGGS C. PORTER
Biggs C. Porter
Chief Financial Officer
(Principal Financial Officer)

Date: February 23, 2009	By:	/S/ DANIEL J. CANCELMI
Daniel J. Cancelmi
Vice President and Controller
(Principal Accounting Officer)

Date: February 23, 2009	By:	/S/ JOHN ELLIS BUSH
John Ellis Bush
Director

Date: February 23, 2009	By:	/S/ BRENDA J. GAINES
Brenda J. Gaines
Director

Date: February 23, 2009	By:	/S/ KAREN M. GARRISON
Karen M. Garrison
Director

Date: February 23, 2009	By:	/S/ EDWARD A. KANGAS
Edward A. Kangas
Director

Date: February 23, 2009	By:	/S/ J. ROBERT KERREY
J. Robert Kerrey
Director

Date: February 23, 2009	By:	/S/ FLOYD D. LOOP
Floyd D. Loop, M.D.
Director

Date: February 23, 2009	By:	/S/ RICHARD R. PETTINGILL
Richard R. Pettingill
Director

Date: February 23, 2009	By:	/S/ JAMES A. UNRUH
James A. Unruh
Director

Date: February 23, 2009	By:	/S/ J. MCDONALD WILLIAMS
J. McDonald Williams
Director

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Millions)

		Additions Charged To:
	Balance at Beginning of Period	Costs and Expenses(1)(2)	Other Accounts(5)	Deductions(3)	Other Items(4)	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2008	$441	$644	$—	$(689)	$—	$396
Year ended December 31, 2007	$498	$583	$—	$(641)	$1	$441
Year ended December 31, 2006	$594	$572	$—	$(657)	$(11)	$498

Valuation allowance for deferred tax assets
Year ended December 31, 2008	$1,310	$(47)	$2	$—	$—	$1,265
Year ended December 31, 2007	$1,224	$(49)	$135	$—	$—	$1,310
Year ended December 31, 2006	$1,063	$160	$1	$—	$—	$1,224

(1)	Includes amounts charged to discontinued operations.
(2)	Before considering recoveries on accounts or notes previously written off.
(3)	Accounts written off.
(4)	Primarily balances of businesses sold.
(5)	Primarily relates to the adoption of FIN 48 effective January 1, 2007.