Form 10-Q
period 2009-03-31
TENET HEALTHCARE CORP
filed 2009-05-05
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-7293

TENET HEALTHCARE CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	95-2557091
(State of Incorporation)	(IRS Employer Identification No.)

13737 Noel Road

Dallas, TX 75240

(Address of principal executive offices, including zip code)

(469) 893-2200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of April 30, 2009, there were 479,931,132 shares of the Registrant’s common stock outstanding, $0.05 par value.

TENET HEALTHCARE CORPORATION

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$652	$507
Investments in Reserve Yield Plus Fund	6	14
Investments in marketable debt securities	1	2
Accounts receivable, less allowance for doubtful accounts ($391 at March 31, 2009 and $396 at December 31, 2008)	1,385	1,337
Inventories of supplies, at cost	158	161
Income tax receivable	5	6
Deferred income taxes	82	82
Assets held for sale	35	310
Other current assets	307	290

Total current assets	2,631	2,709
Investments and other assets	255	242
Property and equipment, at cost, less accumulated depreciation and amortization ($2,852 at March 31, 2009 and $2,795 at December 31, 2008)	4,236	4,291
Goodwill	609	609
Other intangible assets, at cost, less accumulated amortization ($230 at March 31, 2009 and $216 at December 31, 2008)	361	323

Total assets	$8,092	$8,174

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$2	$2
Accounts payable	650	686
Accrued compensation and benefits	328	414
Professional and general liability reserves	116	127
Accrued interest payable	77	125
Accrued legal settlement costs	168	168
Other current liabilities	494	427

Total current liabilities	1,835	1,949
Long-term debt, net of current portion	4,639	4,778
Professional and general liability reserves	527	536
Accrued legal settlement costs	49	72
Other long-term liabilities	598	591
Deferred income taxes	106	101

Total liabilities	7,754	8,027
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 534,759,045 shares issued at March 31, 2009 and 532,890,116 shares issued at December 31, 2008	26	26
Additional paid-in capital	4,450	4,445
Accumulated other comprehensive loss	(34)	(37)
Accumulated deficit	(2,674)	(2,852)
Less common stock in treasury, at cost, 54,828,608 shares at March 31, 2009 and 55,716,859 shares at December 31, 2008	(1,477)	(1,479)

Total shareholders’ equity	291	103
Noncontrolling interests	47	44

Total equity	338	147

Total liabilities and equity	$8,092	$8,174

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions,

Except Per-Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net operating revenues	$2,279	$2,178
Operating expenses:
Salaries, wages and benefits	975	954
Supplies	395	379
Provision for doubtful accounts	156	147
Other operating expenses, net	477	483
Depreciation and amortization	97	90
Impairment of long-lived assets and goodwill, and restructuring charges	5	1
Litigation and investigation costs	1	47

Operating income	173	77
Interest expense	(110)	(104)
Gain from early extinguishment of debt	134	—
Investment earnings	2	5

Income (loss) from continuing operations, before income taxes	199	(22)
Income tax expense	(5)	(1)

Income (loss) from continuing operations, before discontinued operations	194	(23)
Discontinued operations:
Income from operations	2	5
Impairment of long-lived assets and goodwill, and restructuring charges	(9)	(10)
Net losses on sales of facilities	(2)	—
Income tax expense	(2)	(2)

Loss from discontinued operations	(11)	(7)

Net income (loss)	183	(30)
Less: Net income attributable to noncontrolling interests	5	1

Net income (loss) attributable to Tenet Healthcare Corporation shareholders	$178	$(31)

Amounts attributable to Tenet Healthcare Corporation shareholders
Income (loss) from continuing operations, net of tax	$189	$(24)
Loss from discontinued operations, net of tax	(11)	(7)

Net income (loss) attributable to Tenet Healthcare Corporation shareholders	$178	$(31)

Earnings (loss) per share attributable to Tenet Healthcare Corporation shareholders
Basic
Continuing operations	$0.40	$(0.05)
Discontinued operations	(0.02)	(0.01)

	$0.38	$(0.06)

Diluted
Continuing operations	$0.39	$(0.05)
Discontinued operations	(0.02)	(0.01)

	$0.37	$(0.06)

Weighted average shares and dilutive securities outstanding (in thousands):
Basic	478,372	475,066
Diluted	479,512	475,066

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$183	$(30)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	97	90
Provision for doubtful accounts	156	147
Deferred income tax expense	3	21
Stock-based compensation expense	7	10
Impairment of long-lived assets and goodwill, and restructuring charges	5	1
Litigation and investigation costs	1	47
Gain from early extinguishment of debt	(134)	—
Pretax loss from discontinued operations	9	5
Other items, net	9	1
Changes in cash from operating assets and liabilities:
Accounts receivable	(229)	(222)
Inventories and other current assets	(16)	3
Income taxes	4	(17)
Accounts payable, accrued expenses and other current liabilities	(117)	(155)
Other long-term liabilities	(12)	—
Payments against reserves for restructuring charges and litigation costs	(28)	(27)
Net cash provided by (used in) operating activities from discontinued operations, excluding income taxes	56	(7)

Net cash used in operating activities	(6)	(133)
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(85)	(157)
Construction of new and replacement hospitals	(16)	(29)
Purchases of property and equipment — discontinued operations	(1)	(2)
Proceeds from sales of facilities and other assets — discontinued operations	251	23
Proceeds from sales of marketable securities, long-term investments and other assets	18	9
Purchases of marketable securities	—	(7)
Distributions received from investments in Reserve Yield Plus Fund	8	—
Other items, net	(1)	2

Net cash provided by (used in) investing activities	174	(161)
Cash flows from financing activities:
Repayments of borrowings	(1)	(1)
Deferred debt issuance costs	(22)	—
Dividends paid to noncontrolling interests	(2)	—
Other items, net	2	1

Net cash used in financing activities	(23)	—

Net increase (decrease) in cash and cash equivalents	145	(294)
Cash and cash equivalents at beginning of period	507	572

Cash and cash equivalents at end of period	$652	$278

Supplemental disclosures:
Interest paid, net of capitalized interest	$(149)	$(125)
Income tax refunds, net	$—	$1

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business

Tenet Healthcare Corporation (together with our subsidiaries, referred to as “Tenet,” the “Company,” “we” or “us”) is an investor-owned health care services company whose subsidiaries and affiliates principally operate general hospitals and related health care facilities. At March 31, 2009, our subsidiaries operated 51 general hospitals (including one hospital not yet divested at that date that is classified in discontinued operations) and a critical access hospital, with a combined total of 13,723 licensed beds, serving urban and rural communities in 12 states. We also own interests in two health maintenance organizations (“HMOs”) and operate: various related health care facilities, including a long-term acute care hospital, a skilled nursing facility and a number of medical office buildings—all of which are located on, or nearby, one of our general hospital campuses; physician practices; captive insurance companies; and other ancillary health care businesses (including outpatient surgery centers, diagnostic imaging centers, and occupational and rural health care clinics).

Basis of Presentation

This quarterly report supplements our Annual Report on Form 10-K for the year ended December 31, 2008 (“Annual Report”). As permitted by the Securities and Exchange Commission (“SEC”) for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in our Annual Report. For further information, refer to the audited Consolidated Financial Statements and notes included in our Annual Report.

Certain balances in the accompanying Condensed Consolidated Financial Statements and these notes have been reclassified to give retrospective presentation for the discontinued operations described in Note 3 and the effect of adopting Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). Unless otherwise indicated, all financial and statistical data included in these notes to the Condensed Consolidated Financial Statements relate to our continuing operations, with dollar amounts expressed in millions (except per-share amounts).

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

Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly trends in patient accounts receivable collectability and associated provisions for doubtful accounts; the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations or terminations and payer consolidations; changes in Medicare regulations; Medicaid funding levels set by the states in which we operate; levels of malpractice insurance expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; the timing and amounts of stock option and restricted stock unit grants to employees and directors; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: the business environment, general economy and demographics of local communities; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local health care competitors; managed care contract negotiations or terminations; any unfavorable publicity about us, which impacts our relationships with physicians and patients; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $652 million and $507 million at March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009 and December 31, 2008, our book overdrafts were approximately $175 million and $187 million, respectively, which were classified as accounts payable.

At March 31, 2009, we operated a wholly owned Medicare Advantage HMO insurance subsidiary in Louisiana, and we also owned a 50% interest in the company that administered the insurance subsidiary’s operations. The total cash and cash equivalents on our balance sheet at March 31, 2009 related to the HMO insurance subsidiary was $110 million as compared to $53 million at December 31, 2008. These balances fluctuate primarily based on the operational performance of the HMO insurance subsidiary, the payment of medical claims outstanding and the timing of monthly payments from the Centers for Medicare and Medicaid Services (“CMS”).

In addition, see Note 13 for disclosure of our investments in the Reserve Yield Plus Fund that were reclassified out of cash and cash equivalents due to liquidity issues related to the fund.

Changes in Accounting Principle

Effective January 1, 2009, we adopted SFAS 160. The adoption of SFAS 160 had no impact on our financial condition, results of operations or cash flows. However, we now reflect noncontrolling interests in subsidiaries as a separate component of equity in our Condensed Consolidated Financial Statements. We have reclassified certain prior-year amounts to conform with the current-year presentation required by SFAS 160.

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), with respect to our financial assets and liabilities that are re-measured and reported at fair value each reporting period. The adoption of SFAS 157 for our financial assets and liabilities did not have any impact on our financial results. Effective January 1, 2009, we adopted the provisions of SFAS 157 as they relate to our non-financial assets and liabilities that are not permitted or required to be measured at fair value on a recurring basis. There was no material impact on our Condensed Consolidated Financial Statements as a result of adopting SFAS 157 for our non-financial assets and liabilities effective January 1, 2009. See Note 13 for the disclosure of the fair value of qualifying investments required by SFAS 157.

NOTE 2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	March 31, 2009	December 31, 2008
Continuing operations:
Patient accounts receivable	$1,584	$1,524
Allowance for doubtful accounts	(349)	(346)
Estimated future recoveries from accounts assigned to collection agencies	38	40
Net cost report settlements payable and valuation allowances	(2)	(20)

	1,271	1,198

Discontinued operations:
Patient accounts receivable	153	187
Allowance for doubtful accounts	(42)	(50)
Estimated future recoveries from accounts assigned to collection agencies	3	3
Net cost report settlements payable and valuation allowances	—	(1)

	114	139

Accounts receivable, net	$1,385	$1,337

As of March 31, 2009, our estimated collection rates on managed care accounts and self-pay accounts were approximately 97.9% and 31.4%, respectively, which included collections from point-of-service through collections by our in-house collection agency or external collection vendors. The comparable managed care and self-pay collection rates for the same continuing hospitals as of December 31, 2008 were approximately 97.8% and 32.5%, respectively.

Accounts that are pursued for collection through our regional business offices are maintained on our hospitals’ books and reflected in patient accounts receivable with an allowance for doubtful accounts established to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer over an 18-month look-back period, and other relevant factors. Changes in these factors could have a significant impact on our estimates.

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

NOTE 3. DISCONTINUED OPERATIONS

Of the three general hospitals and one cancer hospital that were classified as “held for sale” at December 31, 2008, we completed the sale of USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital on March 31, 2009. In addition, we closed Irvine Regional Hospital and Medical Center in January 2009 before the expiration of our lease in February 2009. The remaining hospital, Community Hospital of Los Gatos, which we also leased, was not yet divested as of March 31, 2009 and continued to be classified in discontinued operations at that date. We subsequently closed Community Hospital of Los Gatos and terminated our lease on April 10, 2009.

We classified $6 million and $300 million of assets of the hospitals included in discontinued operations as “assets held for sale” in current assets in the accompanying Condensed Consolidated Balance Sheets at March 31, 2009 and December 31, 2008, respectively. These assets primarily consist of property and equipment and were recorded at the lower of the assets’ carrying amount or their fair value less estimated costs to sell. The fair value estimates were derived from appraisals, established market values of comparable assets, or internal estimates of future net cash flows. These fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the future financial results of these hospitals and how they are operated by us until they are divested, changes in health care industry trends and regulations until the hospitals are divested, and whether we ultimately divest the hospital assets to buyers who will continue to operate the assets as general hospitals or utilize the assets for other purposes. In certain cases, these fair value estimates assume the highest and best use of the assets in the future, to a market place participant, is other than as a hospital. In these cases, the estimates are based on the fair value of the real property and equipment if utilized other than as a hospital. These fair value estimates do not include the costs of closing these hospitals or other future operating costs, which could be substantial. Accordingly, the ultimate net cash realized from the sale of the hospital assets could be significantly less than the fair value estimates. Because we do not intend to sell the accounts receivable of these hospitals, the receivables are included in our consolidated net accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

Net operating revenues and loss before income taxes reported in discontinued operations are as follows:

	Three Months Ended March 31,
	2009	2008
Net operating revenues	$115	$269
Loss before income taxes	(9)	(5)

We recorded $9 million of net impairment and restructuring charges in discontinued operations during the three months ended March 31, 2009, consisting of $2 million for the write-down of long-lived assets to their estimated fair values, less estimated costs to sell, and $7 million in employee severance, lease termination and other exit costs.

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

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES

During the three months ended March 31, 2009, we recorded net impairment and restructuring charges of $5 million, consisting of employee severance and other exit costs. During the three months ended March 31, 2008, we recorded net impairment and restructuring charges of $1 million, consisting of a $1 million net impairment charge for the write-down of long-lived assets to their estimated fair values in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” primarily due to the adverse current and anticipated future financial results at one of our hospitals, as well as $4 million of employee severance and $1 million for the acceleration of stock-based compensation expense, offset by a $5 million reduction in reserves recorded in prior periods. The employee severance costs and accelerated stock-based compensation expense include approximately $3 million of estimated costs related to the departure of our former general counsel. Our impairment tests presume stable or, in some cases, improving operating results of our hospitals. If these expectations are not met, or if in the future negative trends occur that impact our future outlook, further impairments of long-lived assets and goodwill may occur, and we may incur additional restructuring charges. In addition, if future capital expenditures of hospitals that have recorded impairments do not result in an appropriate increase in the hospital’s fair value, they will likely be written off in subsequent periods.

The tables below are reconciliations of beginning and ending liability balances in connection with restructuring charges recorded during the three months ended March 31, 2009 and 2008 in continuing and discontinued operations:

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Other	Balances at End of Period
Three Months Ended March 31, 2009
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$12	$2	$(3)	$—	$11
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	15	7	(4)	—	18

	$27	$9	$(7)	$—	$29

Three Months Ended March 31, 2008
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$24	$—	$(4)	$1	$21
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	20	1	(7)	—	14

	$44	$1	$(11)	$1	$35

The above liability balances at March 31, 2009 are included in other current liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Cash payments to be applied against these accruals at March 31, 2009 are expected to be approximately $15 million in 2009 and $14 million thereafter. The column labeled “Other” above represents charges recorded in restructuring expense, such as the acceleration of stock-based compensation expense related to severance agreements that are not recorded in the liability account.

NOTE 5. LONG-TERM DEBT, LEASE OBLIGATIONS AND GUARANTEES

The table below shows our long-term debt as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Senior notes:
6 3/8%, due 2011	$85	$1,000
6 1/2%, due 2012	115	600
7 3/8%, due 2013	1,000	1,000
9 7/8%, due 2014	1,000	1,000
9 1/4%, due 2015	800	800
6 7/8%, due 2031	450	450
Senior secured notes:
9%, due 2015	700	—
10%, due 2018	700	—
Capital leases and mortgage notes	8	10
Unamortized note discounts	(217)	(80)

Total long-term debt	4,641	4,780
Less current portion	2	2

Long-term debt, net of current portion	$4,639	$4,778

Credit Agreement

We have a five-year, $800 million senior secured revolving credit facility that is collateralized by patient accounts receivable at our acute care and specialty hospitals, and bears interest at our option based on the London Interbank Offered Rate (“LIBOR”) plus 175 basis points or Citigroup’s base rate, as defined in the credit agreement, plus 75 basis points. At March 31, 2009, there were no cash borrowings outstanding under the revolving credit facility, and we had approximately $202 million of letters of credit outstanding. Based on our eligible receivables, the borrowing capacity under the revolving credit facility was $598 million at March 31, 2009.

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

Senior Notes

All of our senior notes are general unsecured senior debt obligations that rank equally in right of payment with all of our other unsecured senior indebtedness, but are effectively subordinated to our new senior secured notes, described below, the obligations of our subsidiaries and any obligations under our revolving credit facility to the extent of the collateral.

Senior Secured Notes

On March 3, 2009, we exchanged approximately $915 million aggregate principal amount of our outstanding 6 3/8% senior notes due 2011 and approximately $485 million aggregate principal amount of our outstanding 6 1/2% senior notes due 2012 for approximately $700 million aggregate principal amount of new 9% senior secured notes due 2015 (the “6-year notes”) and approximately $700 million aggregate principal amount of new 10% senior secured notes due 2018 (the “9-year notes”). In connection with the exchange, we recorded a gain from early extinguishment of debt of approximately $134 million relating to the estimated fair value of the new senior secured notes at less than par value, net of the write-off of unamortized note discounts, issuance costs and unrecognized interest rate hedge settlements associated with the old senior notes tendered. The new senior secured notes were offered for exchange only to eligible holders through a private placement and have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws.

The 6-year notes will mature on May 1, 2015 and the 9-year notes will mature on May 1, 2018. Interest on the new senior secured notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2009, to holders of record on the immediately preceding April 15 and October 15. The new senior secured notes are guaranteed by and secured by a pledge of the capital stock and other ownership interests of certain of our subsidiaries. The new senior secured notes and the related subsidiary guarantees are our and the subsidiary guarantors’ senior secured obligations. The new senior secured notes rank senior to any subordinated indebtedness that we or such subsidiary guarantors may incur; they are effectively senior to our and such subsidiary guarantors’ existing and future unsecured indebtedness and other liabilities to the extent of the value of the collateral securing the notes and the subsidiary guarantees; they are effectively subordinated to our and such subsidiary guarantors’ obligations under our revolving credit facility to the extent of the value of the collateral securing borrowings thereunder; and they are structurally subordinated to all obligations of our non-guarantor subsidiaries.

Subject to certain exceptions and conditions, at any time after May 1, 2012, in the case of the 6-year notes, and after May 1, 2014, in the case of the 9-year notes, we may optionally redeem, in whole or in part, the new senior secured notes at the redemption prices set forth in the respective indentures, together with accrued and unpaid interest thereon, if any, to the redemption date.

In connection with the issuance of the new senior secured notes, we and the subsidiary guarantors also entered into a registration rights agreement pursuant to which we agreed that, if the new senior secured notes are not freely tradable by a specific date, we will file a registration statement with respect to a registered exchange offer pursuant to which holders of the new senior secured notes can exchange such notes and related guarantees for replacement notes and guarantees that are substantially identical in all material respects and that have been registered under the Securities Act.

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

The indentures governing our new senior secured notes contain covenants that, among other things, restrict our ability and the ability of our subsidiaries to incur liens, consummate asset sales, enter into sale and lease-back transactions or consolidate, merge or sell all or substantially all of our or their assets. These restrictions, however, are subject to a number of important exceptions and qualifications. In particular, there are no restrictions on our ability or the ability of our subsidiaries to incur additional indebtedness, make restricted payments, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, enter into transactions with affiliates or make advances to, or invest in, other entities (including unaffiliated entities). Upon the occurrence of a “change of control” (as defined in the respective indentures), we may be required to purchase all or any part of the new senior secured notes at 101% of the aggregate principal amount of notes repurchased, plus accrued and unpaid interest.

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

At March 31, 2009, the maximum potential amount of future payments under our income and minimum revenue collection guarantees was $96 million. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FIN 45-3”), we had a liability of $78 million recorded for the fair value of these guarantees included in other current liabilities at March 31, 2009.

At March 31, 2009, we also guaranteed minimum rent revenue to certain landlords who built medical office buildings on or near our hospital campuses. The maximum potential amount of future payments under these guarantees was $11 million. In accordance with FIN 45-3, we had a current liability of $1 million recorded for the fair value of these guarantees at March 31, 2009.

NOTE 6. EMPLOYEE BENEFIT PLANS

At March 31, 2009, there were approximately 12.7 million shares of common stock available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant.

Our income from continuing operations for the three months ended March 31, 2009 and 2008 includes $7 million and $11 million, respectively, of pretax compensation costs related to our stock-based compensation arrangements ($4 million and $7 million, respectively, after-tax, excluding the impact of the deferred tax asset valuation allowance).

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2009:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
Outstanding as of December 31, 2008	31,905,426	$18.48
Granted	21,753,680	1.14
Exercised	—	—
Forfeited/Expired	(1,985,052)	25.62

Outstanding as of March 31, 2009	51,674,054	$10.91	$1	6.6 years

Vested and expected to vest at March 31, 2009	50,658,088	$11.09	$1	6.6 years

Exercisable as of March 31, 2009	27,265,171	$19.25	$—	3.8 years

There were no stock options exercised during either the three months ended March 31, 2009 or the same period in 2008.

As of March 31, 2009, there were $18 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.5 years.

The weighted average estimated fair values of stock options we granted in the three months ended March 31, 2009 were $0.71 per share for our top eleven employees and $0.61 per share for all other employees. The weighted average estimated fair value of stock options we granted to all employees in the three months ended March 31, 2008 was $2.43 per share. These fair values were calculated based on each grant date, using a binomial lattice model with the following assumptions:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Top Eleven Employees	All Other Employees	All Employees
Expected volatility	60%	60%	47%
Expected dividend yield	0%	0%	0%
Expected life	7.00 years	5.00 years	5.75 years
Expected forfeiture rate	4%	20%	7%
Risk-free interest rate	3.25%	2.52%	4.05%
Early exercise threshold	75% gain	50% gain	100% gain
Early exercise rate	20% per year	45% per year	20% per year

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

The following table summarizes information about our outstanding stock options at March 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $10.639	32,308,970	9.0 years	$3.29	7,900,087	$8.53
$10.64 to $13.959	5,056,388	3.1 years	11.82	5,056,388	11.82
$13.96 to $17.589	4,460,398	3.3 years	17.14	4,460,398	17.14
$17.59 to $28.759	3,003,718	2.0 years	27.30	3,003,718	27.30
$28.76 and over	6,844,580	2.2 years	34.96	6,844,580	34.96

	51,674,054	6.6 years	$10.91	27,265,171	$19.25

Restricted Stock Units

The following table summarizes restricted stock unit activity during the three months ended March 31, 2009:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2008	8,670,318	$6.04
Granted	—	—
Vested	(2,960,901)	6.34
Forfeited	(57,673)	8.09

Unvested as of March 31, 2009	5,651,744	$5.88

There were no restricted stock units granted in the three months ended March 31, 2009.

As of March 31, 2009, there were $19 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.7 years.

NOTE 7. EQUITY

The following table shows the changes in consolidated equity during the three months ended March 31, 2009 (dollars in millions, shares in thousands):

	Tenet Healthcare Corporation Shareholders’ Equity
	Shares Outstanding	Issued Par Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
Balances at December 31, 2008	477,173	$26	$4,445	$(37)	$(2,852)	$(1,479)	$44	$147
Net income	—	—	—	—	178	—	5	183
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Other comprehensive income	—	—	—	3	—	—	—	3
Stock-based compensation expense and issuance of common stock	2,757	—	5	—	—	2	—	7

Balances at March 31, 2009	479,930	$26	$4,450	$(34)	$(2,674)	$(1,477)	$47	$338

NOTE 8. OTHER COMPREHENSIVE INCOME (LOSS)

The table below shows each component of other comprehensive income (loss) for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$183	$(30)
Other comprehensive income (loss):
Unrealized losses on securities available for sale	(1)	(1)
Reclassification adjustments for realized losses included in net income (loss)	6	1

Other comprehensive income before income taxes	5	—
Income tax expense related to items of other comprehensive income (loss)	(2)	—

Total other comprehensive income, net of tax	3	—

Comprehensive income (loss)	186	(30)
Comprehensive income attributable to noncontrolling interests	(5)	(1)

Comprehensive income (loss) attributable to Tenet Healthcare Corporation shareholders	$181	$(31)

NOTE 9. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis. For the policy periods April 1, 2009 through March 31, 2010 and April 1, 2008 through March 31, 2009, we have coverage totaling $600 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million each for floods and earthquakes and a per-occurrence sub-limit of $100 million for windstorms with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and windstorms, the total $600 million limit of coverage per occurrence applies. Deductibles are 5% of insured values up to a maximum of $25 million for floods, California earthquakes and wind-related claims, and 2% of insured values for New Madrid fault earthquakes, with a maximum per claim deductible of $25 million. Other covered losses, including fires and other perils, have a minimum deductible of $1 million.

Professional and General Liability Insurance

At March 31, 2009 and December 31, 2008, the aggregate current and long-term professional and general liability reserves on our Condensed Consolidated Balance Sheets were approximately $643 million and $663 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and self-insured retention reserves recorded based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity composite rate of 2.98% and 3.32% at March 31, 2009 and December 31, 2008, respectively.

For the policy period June 1, 2008 through May 31, 2009, our hospitals generally have a self-insurance retention of $5 million per occurrence for all claims incurred. Our captive insurance company, The Healthcare Insurance Corporation (“THINC”), retains $10 million per occurrence above our hospitals’ $5 million self-insurance retention level. Claims in excess of these aggregate self-insurance retentions of $15 million per occurrence are substantially reinsured up to $25 million, except, beginning June 1, 2008, THINC is retaining 30% of the next $10 million for each claim that exceeds $15 million or a maximum of $3 million. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies with major independent insurance companies, on a claims-made basis, subject to an aggregate limit of $275 million.

If the aggregate limit of any of our excess professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the excess limits available to pay any other material claims applicable to that policy period.

Included in other operating expenses, net in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $21 million and $40 million for the three months ended March 31, 2009 and 2008, respectively.

NOTE 10. CLAIMS AND LAWSUITS

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

1.	Review of Inpatient Rehabilitation Services—Pursuant to the five-year corporate integrity agreement (“CIA”) we entered into with the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services in September 2006, we notified the OIG in October 2007 that we had completed a preliminary review of admissions to our inpatient rehabilitation unit at South Fulton Medical Center in East Point, Georgia that suggested further review was necessary to determine whether South Fulton had received Medicare overpayments reportable under our CIA. In January 2008, we submitted this matter into the OIG’s voluntary self-disclosure protocol. We recorded a reserve of approximately $5 million as of December 31, 2008 for this matter. The OIG subsequently accepted our submission. Our preliminary calculations indicate that the potential overpayments at South Fulton are not material. In February 2009, we received a letter from the U.S. Department of Justice, which is participating in this matter with the OIG, requesting additional information regarding the basis for our self-disclosure, as well as information related to admissions at our other active and closed inpatient rehabilitation hospitals and units for the period 2000 to the present. We are unable to predict the timing and outcome of this investigation, which is in its preliminary stages at this time.

2.	Wage and Hour Actions—We have been defending three coordinated lawsuits in Los Angeles Superior Court alleging that our hospitals violated certain provisions of California’s labor laws and applicable wage and hour regulations. The cases are: McDonough, et al. v. Tenet Healthcare Corporation, Tien, et al. v. Tenet Healthcare Corporation and Pagaduan v. Fountain Valley Regional Medical Center (the status of which is described with the Falck case below). In June 2008, motions for class certification in the McDonough and Tien cases, which we opposed, were initially granted in part and denied in part. We filed a motion for reconsideration of the court’s class certification ruling in the McDonough and Tien cases and, in November 2008, the court issued a reconsidered ruling denying class certification with respect to all of plaintiffs’ claims, except with respect to one subclass later dismissed by the plaintiffs. On February 10, 2009, plaintiffs filed a notice of appeal of the court’s decision. Plaintiffs in all three cases have sought back pay, statutory penalties, interest and attorneys’ fees.

Another wage and hour matter filed in federal court in Southern California – Falck v. Tenet Healthcare Corporation – specifically involves allegations regarding unpaid overtime. This case was certified as a class action in February 2008. Plaintiff sought back pay, statutory penalties, interest and attorneys’ fees. Although we believed our California hospitals’ overtime payments complied with state and federal law, we entered into a settlement in both the Pagaduan and Falck cases in late 2008, though we did not admit any wrongdoing. The settlement, which will be administered by the Los Angeles Superior Court, was preliminarily approved in December 2008. Under the terms of the settlement, our liability will be not be less than $62 million, but will not exceed $85 million, subject to minor adjustment by the court. The final approval hearing for the settlement is scheduled for May 5, 2009. We have recorded an accrual of $77 million as an estimated liability for the wage and hour actions and other unrelated employment matters (we recorded $46 million in the three months ended March 31, 2008, $10 million in the three months ended December 31, 2007 and $24 million in prior years, offset by a $3 million reduction in the estimated liability in the three months ended March 31, 2007).

3.	Tax Disputes—See Note 11 for information concerning disputes with the Internal Revenue Service (“IRS”) regarding our federal tax returns. Our hospitals are also routinely subject to sales and use tax audits and personal property tax audits by the state and local government jurisdictions in which they do business. The results of the audits are frequently disputed, and such disputes are ordinarily resolved by administrative appeals or litigation.

4.	Civil Lawsuit on Appeal—In August 2007, the federal district court in Miami granted our motion for summary judgment, thereby dismissing the civil case filed as a purported class action by Boca Raton Community Hospital, which principally alleged that Tenet’s past pricing policies and receipt of Medicare outlier payments violated the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), causing harm to the plaintiff. The plaintiff sought unspecified amounts of damages (including treble damages under RICO), restitution, disgorgement and punitive damages. The plaintiff subsequently filed an appeal to the U.S. Court of Appeals for the Eleventh Circuit, which heard oral arguments in the matter on January 14, 2009. We continue to believe that the trial court’s decision was correct and are awaiting the Eleventh Circuit’s decision on the appeal.

5.	Real Property Dispute—In August 2006, the University of Southern California filed a lawsuit in Los Angeles Superior Court against a Tenet subsidiary seeking to terminate a ground lease and a development and operating agreement between the University and our subsidiary, which built, owned and operated USC University Hospital, an acute care hospital located on land leased from the University in Los Angeles. We strongly disputed the University’s claims of default and also filed a cross-complaint in November 2007, asserting claims against the University for, among other things, breach of contract. In April 2008, we announced that we had signed a non-binding letter of intent for the University to acquire USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital, our 60-bed facility specializing in cancer treatment on the campus of USC University Hospital, in an effort to resolve the pending claims by both parties without protracted litigation. On March 31, 2009, we completed the sale of the two facilities to the University. As a result, the pending claims have been dismissed.

In addition to the matters described above, our hospitals are subject to investigations, claims and lawsuits in the ordinary course of business. Most of these matters involve allegations of medical malpractice or other injuries suffered at our hospitals. As previously reported, three such cases were filed as purported class action lawsuits and involve patients of our former Memorial Medical Center and Lindy Boggs Medical Center in New Orleans. In September 2008, class certification was granted in two of these suits – Preston, et al. v. Memorial Medical Center and Husband et al. v. Memorial Medical Center. In her order, the judge certified a class of all persons at Memorial during and in the days following Hurricane Katrina, excluding employees, who sustained injuries or died, as well as family members who themselves sustained injury as a result of such injuries or deaths to any person at Memorial, excluding employees, during that time. We have filed an appeal of this decision with the Louisiana Fourth Circuit Court of Appeal. In the remaining case, family members allege, on behalf of themselves and a purported class of other patients and their family members, similar damages as a result of injuries sustained at Lindy Boggs Medical Center during the aftermath of Hurricane Katrina. The certification hearing in that matter has not yet been scheduled. In addition to disputing the merits of the allegations in each of these suits, we contend that none of the actions meet the proper legal requirements for class actions and that each case must be adjudicated independently. We will, therefore, continue to oppose class certification and vigorously defend the hospitals in these matters.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the three months ended March 31, 2009 and 2008:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Balances at End of Period
Three Months Ended March 31, 2009
Continuing operations	$240	$1	$(24)	$217
Discontinued operations	—	—	—	—

	$240	$1	$(24)	$217

Three Months Ended March 31, 2008
Continuing operations	$282	$47	$(22)	$307
Discontinued operations	—	—	—	—

	$282	$47	$(22)	$307

For the three months ended March 31, 2009 and 2008, we recorded net costs of $1 million and $47 million, respectively, in connection with significant legal proceedings and investigations. The 2008 costs primarily relate to a change in our estimated liability for the wage and hour actions and other unrelated employment matters.

NOTE 11. INCOME TAXES

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” as amended by FASB Staff Position No. 48-1, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. During the three months ended March 31, 2009, we made no adjustments to our estimated liabilities for uncertain tax positions. The total amount of unrecognized tax benefits as of March 31, 2009 was $78 million ($61 million related to continuing operations and $17 million related to discontinued operations), which, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing and discontinued operations, primarily by reducing our valuation allowance for deferred tax assets.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense in our Condensed Consolidated Statements of Operations. Approximately $3 million of interest and penalties related to accrued liabilities for uncertain tax positions ($2 million related to continuing operations and $1 million related to discontinued operations) are included in our Condensed Consolidated Statement of Operations in the three months ended March 31, 2009. Total accrued interest and penalties on unrecognized tax benefits as of March 31, 2009 were $60 million ($38 million related to continuing operations and $22 million related to discontinued operations).

Income tax benefit in the three months ended March 31, 2009 included the following: (1) an income tax benefit of $72 million in continuing operations to decrease the valuation allowance for our deferred tax assets and for other tax adjustments; and (2) an income tax expense of $5 million in discontinued operations to increase the valuation allowance and for other tax adjustments.

In connection with an audit of our tax returns for the fiscal years ended May 31, 1998 through the transition period ended December 31, 2002, the IRS issued a statutory notice of tax deficiency asserting an aggregate tax deficiency of $204 million plus interest. This amount does not include an advance tax payment of $85 million we made in December 2006, an overpayment by us of $20 million for one of the years in the audit period, and the impact of our net operating losses from 2004, which would reduce the tax deficiency by $31 million. The principal issues that remain in dispute include the deductibility of a portion of certain civil settlements we paid to the federal government and depreciation expense with respect to certain capital expenditures. We believe our original deductions were appropriate, and we have contested the tax deficiency notice through formal litigation in U.S. Tax Court.

As of March 31, 2009, approximately $47 million of unrecognized federal and state tax benefits may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of the statute of limitations.

At March 31, 2009, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss carryforwards of approximately $2.0 billion expiring in 2024 to 2028, (2) approximately $27 million in alternative minimum tax credits with no expiration, and (3) general business credit carryforwards of approximately $13 million expiring in 2023 to 2028.

NOTE 12. EARNINGS PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings (loss) per common share calculations for income (loss) from continuing operations for the three months ended March 31, 2009 and 2008. Income (loss) is expressed in millions and weighted average shares are expressed in thousands.

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended March 31, 2009
Income available to Tenet Healthcare Corporation shareholders for basic earnings per share	$189	478,372	$0.40
Effect of dilutive stock options and restricted stock units	—	1,140	(0.01)

Income available to Tenet Healthcare Corporation shareholders for diluted earnings per share	$189	479,512	$0.39

Three Months Ended March 31, 2008
Loss to Tenet Healthcare Corporation shareholders for basic earnings per share	$(24)	475,066	$(0.05)
Effect of dilutive stock options and restricted stock units	—	—	—

Loss to Tenet Healthcare Corporation shareholders for diluted earnings per share	$(24)	475,066	$(0.05)

Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, were not included in the computation of diluted shares for the three months ended March 31, 2009 were 51,674 shares.

All potentially dilutive securities were excluded from the calculation of diluted earnings (loss) per share for the three months ended March 31, 2008 because we did not report income from continuing operations in that period. In circumstances where we do not have income from continuing operations, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations has the effect of making the diluted loss per share less than the basic loss per share. Had we generated income from continuing operations in the three months ended March 31, 2008, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase of 879 shares. Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, would not have been included in the computation of diluted shares if we had income from continuing operations for the three months ended March 31, 2008 were 38,775 shares.

NOTE 13. FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS 157, which provides a new definition for fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 as of January 1, 2008 for our financial assets and liabilities that are re-measured and reported at fair value for each reporting period. Our financial assets recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by our captive insurance subsidiaries. The adoption of SFAS 157 to our financial assets did not have any impact on our financial results.

Even though the adoption of SFAS 157 did not materially impact our financial condition, results of operations or cash flows, we are now required to provide additional disclosures under SFAS 157 as part of our financial statements. The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments Included In:
Marketable debt securities - current	$1	$1	$—	$—
Investments in Reserve Yield Plus Fund	6	—	6	—
Marketable debt securities - noncurrent	41	20	20	1

	$48	$21	$26	$1

	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments Included In:
Marketable debt securities - current	$14	$8	$6	$—
Marketable debt securities - noncurrent	72	41	30	1

	$86	$49	$36	$1

The change in the fair value of our auction rate securities valued using significant unobservable inputs is shown below:

Fair value recorded at December 31, 2008	$1
Adjustment to record reduction in estimated fair value of auction rate securities	—

Fair value recorded at March 31, 2009	$1

Fair value recorded at December 31, 2007	$2
Adjustment to record reduction in estimated fair value of auction rate securities	(1)

Fair value recorded at March 31, 2008	$1

At March 31, 2009, one of our captive insurance subsidiaries held $1 million of preferred stock and other securities that were distributed from auction rate securities whose auctions have failed due to sell orders exceeding buy orders. Even though there has been an illiquid market for these securities for over a year, we were not required to record a realized loss for the three months ended March 31, 2009. However, as a result of downgraded ratings on certain of our auction rate securities, which we attributed to liquidity issues rather than credit issues, we recorded an unrealized loss of $1 million in accumulated other comprehensive loss at March 31, 2008. Fair values using significant other observable inputs were determined using a combination, where applicable, of trading levels of the related operating or holding companies’ credit default swaps, other subordinated and senior securities of the issuers, expected discounted cash flows using LIBOR plus 150 to 200 basis points and a discount from par based on the issuers’ credit ratings.

At March 31, 2009, the fair value of our investments in the Reserve Yield Plus Fund was $6 million. The cost of our investment was $7 million. In mid-September 2008, the net asset value of the fund decreased below $1 per share as a result of a valuation of certain investments at zero that the fund held in a company that filed for bankruptcy. Therefore, we recorded a $1 million loss related to our then $49 million investment in the fund to recognize our pro rata share of the estimated loss in this investment. We requested the redemption of our investments in the fund, and in the three months ended March 31, 2009 and December 31, 2008, we received $8 million and $34 million, respectively, of cash distributions from the fund. While we expect to receive substantially all of our remaining holdings in the fund, we cannot predict the ultimate timing of when we will receive the funds. Accordingly, we have classified our holdings as investments in the Reserve Yield Plus Fund, rather than as cash and cash equivalents, on our Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008.

NOTE 14. RECENTLY ISSUED ACCOUNTING STANDARDS

The FASB has issued three related staff positions that clarify the guidance in SFAS 157 for fair-value measurements in inactive markets, modify the recognition and measurement of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods. The final staff positions are effective for interim and annual periods ending after June 15, 2009. We are evaluating the potential impact of these staff positions, but do not expect them to have a material impact on our financial condition, results of operations or cash flows.

NOTE 15. SUBSEQUENT EVENTS

Interest Rate Swap

On April 29, 2009, we entered into an interest rate swap agreement, which became effective May 1, 2009, for an annual aggregate notional amount of $1 billion, which is due to expire February 1, 2013. The interest rate swap has been designated as a fair value hedge and will be used to manage our exposure to future changes in interest rates. The interest rate swap will have the effect of converting our 7 3/8% senior notes due February 1, 2013 from a fixed interest rate to a variable interest rate based on the one-month LIBOR rate plus a floating rate spread of approximately 5.46%. During the term of the swap agreement, changes in the fair value of the interest rate swap and changes in the fair value of the notes, which we anticipate should substantially offset each other, will be recorded in interest expense. To mitigate future risks related to potential significant increases in the one-month LIBOR rate, we also entered into a separate agreement that limits the maximum one-month LIBOR rate to 8%, which required us to pay approximately $2.2 million when the agreement was executed.

Sale of Peoples Health Network

On May 1, 2009, we completed the sale of our 50% membership interest in Peoples Health Network (“PHN”), the company that administers the operations of Tenet Choices, Inc. (“TCI”), our wholly owned Medicare Advantage HMO insurance subsidiary in Louisiana. The transaction will result in a pretax gain in continuing operations of approximately $15 million in the three months ended June 30, 2009. Both CMS and the Louisiana Department of Insurance approved the transaction prior to closing.

As part of the transaction, we transferred substantially all of the insurance assets and liabilities, including certain cash and cash equivalent balances, of TCI to a PHN subsidiary. The cash and cash equivalent balances of this insurance subsidiary were $110 million at March 31, 2009. When we record this transaction during the three months ended June 30, 2009, our total consolidated cash and cash equivalent balances will decline on a net basis approximately $69 million. Approximately $22 million of the $69 million net decline relates to this sale transaction, and approximately $47 million relates to cash received in advance from CMS near the last day of the month for services to be provided in the following month that would have been used in the following month irrespective of this sale transaction. This will result in a $41 million increase in cash that will become available for general corporate purposes, since it will no longer have to be used for the insurance operations.

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

KEY DEVELOPMENTS

Recent key developments include the following:

•

Sale of Peoples Health Network—In May 2009, we completed the sale of our 50% membership interest in Peoples Health Network (“PHN”), the company that administers the operations of Tenet Choices, Inc. (“TCI”), our wholly owned Medicare Advantage HMO insurance subsidiary in Louisiana. As part of the transaction, we transferred substantially all of the insurance assets and liabilities of TCI to a PHN subsidiary. The transaction will result in a pretax gain in continuing operations of approximately $15 million in the three months ended June 30, 2009. Both CMS and the Louisiana Department of Insurance approved the transfer prior to closing.

•

Interest Rate Swap—In April 2009, we entered into an interest rate swap agreement with respect to our 7 3/8% senior notes due in 2013. For additional information, see Note 15 to the Condensed Consolidated Financial Statements included in this report.

•

Sale of USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital—On March 31, 2009, we completed the previously disclosed sale of USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital to the University of Southern California. The transaction generated cash proceeds of approximately $275 million from the sale of property and equipment. Approximately $30 million from these proceeds was deferred and placed in an escrow account, where they will remain for up to four years. We retained substantially all of the hospitals’ working capital, which is expected to result in approximately $30 million of incremental cash proceeds. The total net proceeds will be used for general corporate purposes.

•

National Agreement with Aetna—In March 2009, we announced that Tenet Physicians Inc., one of our subsidiaries, had entered into a national agreement with Aetna that covers 400 employed physicians and facilitates the participation of those physicians in Aetna’s provider networks. The agreement also includes provisions promoting a joint, collaborative effort to enhance the credentialing process for the employed physicians.

•

Completion of Exchange Offer—In March 2009, we completed an offer to exchange outstanding notes maturing on December 1, 2011 and June 1, 2012 for an equal aggregate principal amount of two new series of senior secured notes maturing in 2015 and 2018. A total of approximately $1.4 billion of the outstanding notes were exchanged in a private placement, consisting of approximately $915 million of the 2011 notes and approximately $485 million of the 2012 notes. In exchange, we issued approximately $1.4 billion of new notes, consisting of approximately $700 million of 6-year notes and approximately $700 million of 9-year notes with fixed coupon rates of 9% and 10%, respectively.

SIGNIFICANT CHALLENGES

As stated above, there are significant industry-wide challenges that have been impacting our operating performance. Below is a summary of these items.

Volumes—Although we have seen some improvements in recent quarters, we have experienced declines in patient volumes over the last several years. We believe the reasons for these declines include, but are not limited to, factors that have affected many hospital companies, including decreases in the demand for invasive cardiac procedures, increased competition and utilization pressure by managed care organizations. Given our geographic concentration, we are also affected by population trends, which have been a particular concern in Florida. In addition, we believe the industry-wide challenges associated with physician recruitment, retention and attrition have also been significant contributors to our past volume declines. Our operations depend on the efforts, abilities and experience of the physicians on the medical staffs of our hospitals, most of whom have no contractual relationship with us. It is essential to our ongoing business that we attract and retain an appropriate number of quality physicians in all specialties on our medical staffs. Although we had a net overall gain in physicians added to our medical staffs during 2007 and 2008, in some of our markets, physician recruitment and retention are still affected by a shortage of physicians in certain sought-after specialties and the difficulties that physicians experience in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance. Other issues facing physicians, such as proposed decreases in Medicare payments, are forcing them to consider alternatives, including relocating their practices or retiring sooner than expected.

We continue to take steps to increase patient volumes; however, due to the concentration of our hospitals in California, Florida and Texas, we may not be able to mitigate some factors that contribute to volume declines. One of our initiatives is our Physician Relationship Program, which is centered around understanding the needs of physicians who admit patients both to our hospitals and to our competitors’ hospitals and responding to those needs with changes and improvements in our hospitals and operations. We have targeted capital spending in order to address specific needs or growth opportunities of our hospitals, which is expected to have a positive impact on their volumes. We have also sought to include all of our hospitals in the affected geographic area or nationally when negotiating new managed care contracts, which should result in additional volumes at facilities that were not previously a part of such managed care networks. In addition, we have completed clinical service line market demand analyses and profitability assessments to determine which services are highly valued that can be emphasized and marketed to improve our operating results. This Targeted Growth Initiative has resulted in some reductions in unprofitable service lines in several locations, which have had a slightly negative impact on our volumes. However, the elimination of these unprofitable service lines will allow us to focus more resources on services that are in higher demand and are more profitable.

Our Commitment to Quality initiative is further helping position us to competitively meet the volume challenge. We continue to work with physicians to implement the most current evidence-based medicine techniques to improve the way we provide care. As a result of these efforts, our hospitals have improved substantially in quality metrics reported by the government and have been recognized by several managed care companies for their quality of care. We believe that quality of care improvements will continue to have the effect of increasing physician and patient satisfaction, potentially improving our volumes.

Bad Debt—Like other organizations in the health care industry, we continue to provide services to a high volume of uninsured patients and more patients than in prior years with an increased burden of co-payments and deductibles as a result of changes in their health care plans. The discounting components of our Compact with Uninsured Patients (“Compact”) have reduced our provision for doubtful accounts recorded in our Condensed Consolidated Financial Statements, but they do not mitigate the net economic effects of treating uninsured or underinsured patients. We continue to experience a high level of uncollectible accounts, and we continue to focus, where applicable, on placement of patients in various government programs such as Medicaid. However, unless our business mix shifts toward a greater number of insured patients or the trend of higher co-payments and deductibles reverses, we anticipate this high level of uncollectible accounts to continue.

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

General Economic Conditions—We believe the current economic downturn, tightening in the credit markets, and instability in the banking and financial institution industries has had some impact on our volumes and has affected our ability to collect outstanding receivables. A significant amount of our admissions comes through our emergency rooms and, therefore, is not usually materially impacted by broad economic factors. However, our levels of elective procedures and our ability to collect accounts receivable, due to the related effects of higher unemployment and reductions in commercial managed care enrollment, may be materially impacted if the current economic environment continues. We could also be negatively affected if California, Florida or other states reduce funding of Medicaid and other state healthcare programs.

RESULTS OF OPERATIONS—OVERVIEW

Our results of operations have been and continue to be influenced by industry-wide challenges, including fluctuating volumes, decreased demand for inpatient cardiac procedures and high levels of bad debt, that have negatively affected our revenue growth and operating expenses. We believe our future profitability will be achieved through volume growth, appropriate reimbursement levels and cost control across our portfolio of hospitals. Provided below is detailed information about our volumes, revenues and expenses for the three months ended March 31, 2009 and 2008. In order to disclose trends using data comparable to the prior-year period, operating statistics in this section and throughout Management’s Discussion and Analysis are presented on a same-hospital basis, where noted, and exclude the results of Sierra Providence East Medical Center, which opened in May 2008, because we do not yet have a full calendar year of operating results for that hospital. In addition, we have provided certain information regarding our March 31, 2009 results of operations taking into consideration that there was an extra day in the prior-year period because 2008 was a Leap Year.

	Same-Hospital Continuing Operations
	Three Months Ended March 31,
Admissions, Patient Days and Surgeries	2009	2008	Increase (Decrease)
Commercial managed care admissions	34,468	35,616	(3.2)%
Governmental managed care admissions	30,727	27,981	9.8%
Medicare admissions	42,449	44,634	(4.9)%
Medicaid admissions	16,027	16,829	(4.8)%
Uninsured admissions	5,518	5,894	(6.4)%
Charity care admissions	2,601	2,379	9.3%
Other admissions	3,533	3,774	(6.4)%
Total admissions	135,323	137,107	(1.3)%
Paying admissions (excludes charity and uninsured)	127,204	128,834	(1.3)%
Charity admissions and uninsured admissions	8,119	8,273	(1.9)%
Admissions through emergency department	78,074	78,380	(0.4)%
Commercial managed care admissions as a percentage of total admissions	25.5%	26.0%	(0.5	)%(1)
Emergency department admissions as a percentage of total admissions	57.7%	57.2%	0.5	%(1)
Uninsured admissions as a percentage of total admissions	4.1%	4.3%	(0.2	)%(1)
Charity admissions as a percentage of total admissions	1.9%	1.7%	0.2	%(1)
Surgeries – inpatient	38,468	38,508	(0.1)%
Surgeries – outpatient	51,835	49,507	4.7%
Total surgeries	90,303	88,015	2.6%
Patient days – total	674,099	697,274	(3.3)%
Adjusted patient days(2)	980,360	983,127	(0.3)%
Patient days – commercial managed care	142,044	147,283	(3.6)%
Average length of stay (days)	5.0	5.1	(0.1	)(1)
Adjusted patient admissions(2)	197,928	194,592	1.7%
Number of general hospitals (at end of period)	49	49	—	(1)
Licensed beds (at end of period)	13,470	13,438	0.2%
Average licensed beds	13,464	13,457	0.1%
Utilization of licensed beds(3)	55.6%	56.9%	(1.3	)%(1)

(1)	The change is the difference between the amounts shown for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.
(2)	Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.
(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

Total same-hospital admissions declined by 1.3% in the three months ended March 31, 2009 as compared to the same period in 2008; however, the decline is 0.1% when adjusted for the additional day in the three months ended March 31, 2008 due to 2008 being a Leap Year. Our Central region achieved positive admissions growth in the quarter, but admissions declines were recorded in our other regions. There was also a 1.9% decline in charity and uninsured admissions. Commercial managed care admissions declined by 3.2% compared to the three months ended March 31, 2008; however, the decline is 2.0% when adjusted for the additional day in the 2008 period. Surgery growth remained strong in the three months ended March 31, 2009, supported by growth in outpatient surgeries of 4.7%. Inpatient surgeries were essentially flat relative to the three months ended March 31, 2008.

	Same-Hospital Continuing Operations
	Three Months Ended March 31,
Outpatient Visits	2009	2008	Increase (Decrease)
Total visits	972,047	965,200	0.7%
Paying visits (excludes charity and uninsured)	873,084	853,417	2.3%
Charity care visits	7,605	5,720	33.0%
Charity care visits as a percentage of total visits	0.8%	0.6%	0.2	%(1)
Uninsured visits	91,358	106,063	(13.9)%
Uninsured visits as a percentage of total visits	9.4%	11.0%	(1.6	)%(1)
Surgery visits	51,835	49,507	4.7%
Commercial managed care visits	347,770	352,887	(1.5)%
Commercial visits as a percentage of total visits	35.8%	36.6%	(0.8	)%(1)

(1)	The change is the difference between the amounts shown for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Total same-hospital outpatient visits increased by 0.7% and paying outpatient visits (which excludes charity and uninsured outpatient visits) increased by 2.3% in the three months ended March 31, 2009 as compared to the same period in 2008. Total same-hospital outpatient visits increased approximately 1.8% and paying outpatient visits increased by 3.4% when adjusted for the additional day in the three months ended March 31, 2008. Commercial managed care outpatient visits declined 1.5% in the three months ended March 31, 2009 compared to the same period in 2008, or approximately 0.4% when adjusted for the additional day in the 2008 period. Further, commercial managed care emergency department visits declined by 5.0%. This decline is believed to be related to the weak economic environment, as well as the migration of certain emergency department visits to alternative sites for care. Total emergency department visits across all payer classes increased by 0.5%. The impact of new outpatient centers on visits was approximately offset by the loss of outpatient visits from outpatient centers that were either closed or divested since the three months ended March 31, 2008. Our Central and Florida regions, as well as our Philadelphia market, all reported growth in outpatient visits in excess of 3%, while declines were reported in our California and Southern States regions.

	Same-Hospital Continuing Operations
	Three Months Ended March 31,
Revenues	2009	2008	Increase (Decrease)
Net operating revenues	$2,257	$2,178	3.6%
Net patient revenue from commercial managed care	$882	$844	4.5%
Revenues from the uninsured	$142	$158	(10.1)%
Net inpatient revenues(1)	$1,512	$1,478	2.3%
Net outpatient revenues(1)	$665	$627	6.1%

(1)	Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $60 million and $69 million for the three months ended March 31, 2009 and 2008, respectively. Net outpatient revenues include self-pay revenues of $82 million and $89 million for the three months ended March 31, 2009 and 2008, respectively.

Prior-year cost report adjustments contributed approximately $11 million to net operating revenues in the three months ended March 31, 2009. Prior-year cost report adjustments made no material contribution to net operating revenues in the three months ended March 31, 2008.

	Same-Hospital Continuing Operations
	Three Months Ended March 31,
Revenues on a Per Patient Day, Per Admission and Per Visit Basis	2009	2008	Increase (Decrease)
Net inpatient revenue per admission	$11,173	$10,780	3.6%
Net inpatient revenue per patient day	$2,243	$2,120	5.8%
Net outpatient revenue per visit	$684	$650	5.2%
Net patient revenue per adjusted patient admission(1)	$10,999	$10,818	1.7%
Net patient revenue per adjusted patient day(1)	$2,221	$2,141	3.7%
Managed care: net inpatient revenue per admission	$11,930	$11,548	3.3%
Managed care: net outpatient revenue per visit	$807	$770	4.8%

(1)	Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Pricing improvement was evident across all key metrics, primarily reflecting the improved terms of our commercial managed care contracts. The growth in net inpatient revenue per admission of 3.6% in the three months ended March 31, 2009 as compared to the same period in 2008 was constrained by the decline in commercial managed care admissions of 3.2% compared to the 2008 period.

	Same-Hospital Continuing Operations
	Three Months Ended March 31,
Selected Operating Expenses	2009	2008	Increase (Decrease)
Salaries, wages and benefits	$967	$953	1.5%
Supplies	$392	$379	3.4%
Other operating expenses	$472	$482	(2.1)%
Total	$1,831	$1,814	0.9%
Rent/lease expense(1)	$36	$35	2.9%
Salaries, wages and benefits per adjusted patient day(2)	$986	$969	1.8%
Supplies per adjusted patient day(2)	$400	$386	3.6%
Other operating expenses per adjusted patient day(2)	$481	$490	(1.8)%
Total per adjusted patient day	$1,867	$1,845	1.2%

(1)	Included in other operating expenses.
(2)	Adjusted patient days represent actual patient days adjusted to include outpatient services by multiplying actual patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

On a per adjusted patient day basis, salaries, wages and benefits increased 1.8% in the three months ended March 31, 2009 as compared to the same period in 2008. This increase is primarily due to merit increases for our employees and increased health benefits costs, partially offset by a decline in full-time employee headcount, reduced contract labor expense, lower stock compensation expense, a lower 401(k) match percentage effective January 1, 2009, and lower overtime costs. Contract labor expense, which is included in salaries, wages and benefits, was $29 million in the three months ended March 31, 2009, a decrease of $14 million, or 33%, as compared to the same period in 2008.

Supplies expense per adjusted patient day increased by 3.6% in the three months ended March 31, 2009 compared to the same period in 2008. The increase in supplies expense is primarily due to the increased number of surgeries and increased utilization of high cost implants, as well as the use of high cost drugs. A portion of the increase in supplies expense is offset by revenue growth related to payments we receive from certain payers.

Other operating expenses per adjusted patient day decreased by 1.8% in the three months ended March 31, 2009 as compared to the same period in 2008. Contributing to this decrease was a $19 million, or 48%, decline in total hospital malpractice expense to $21 million in the three months ended March 31, 2009, compared to $40 million in the same period in 2008. This decrease is primarily attributable to improved claims experience. A decline in consulting costs also had a favorable impact on other operating expenses. The favorable impact of these items was partially offset by increases in other items, including higher physician fees relating to increased emergency department on-call payments and increases in the costs of contracted services.

	Same-Hospital Continuing Operations
	Three Months Ended March 31,
Provision for Doubtful Accounts	2009	2008	Increase (Decrease)
Provision for doubtful accounts	$153	$147	4.1%
Provision for doubtful accounts as a percentage of net operating revenues	6.8%	6.7%	0.1	%(1)
Collection rate from self-pay	31.4%	35.0%	(3.6	)%(1)
Collection rate from managed care payers	97.9%	98.3%	(0.4	)%(1)

(1)	The change is the difference between the amounts shown for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Provision for doubtful accounts was 6.8% and 6.7% of net operating revenues for the three months ended March 31, 2009 and 2008, respectively. The provision for doubtful accounts was negatively impacted by decreased collection rates from uninsured accounts, higher pricing and higher patient insurance deductibles, partially offset by the decline in uninsured revenues. Our self-pay collection rate declined to approximately 31.4% in the three months ended March 31, 2009 from 35.0% in the same period in 2008. The provision for doubtful accounts in the three months ended March 31, 2008 also benefited from a $7 million favorable settlement of a dispute with a managed care payer.

The table below shows the pretax and after-tax impact on continuing operations for the three months ended March 31, 2009 and 2008 of the following items:

	Three Months Ended March 31,
	2009	2008
	(Expense) Income
Impairment of long-lived assets and goodwill, and restructuring charges	$(5)	$(1)
Litigation and investigation costs	(1)	(47)
Gain from early extinguishment of debt	134	—

Pretax impact	$128	$(48)
Deferred tax asset valuation allowance and other tax adjustments	$72	$(2)
Total after-tax impact	$153	$(31)
Diluted per-share impact of above items	$0.31	$(0.06)
Diluted earnings (loss) per share, including above items	$0.39	$(0.05)

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $652 million at March 31, 2009, an increase of $145 million from $507 million at December 31, 2008.

Significant cash flow items in the three months ended March 31, 2009 included:

•	$123 million in aggregate annual 401(k) matching contributions and annual incentive compensation payments, which were accrued as compensation expense in 2008;

•	Capital expenditures of $102 million, consisting of $101 million in continuing operations and $1 million in discontinued operations;

•	Interest payments of $149 million;

•

A $57 million increase in the cash and cash equivalents balance related to our Medicare health maintenance organization (“HMO”) insurance subsidiary operating in Louisiana primarily due to the timing of monthly payments from the Centers for Medicare and Medicaid Services (“CMS”) of the U.S. Department of Health and Human Services (”HHS”);

•	Proceeds of $251 million from sales of facilities and other assets related to discontinued operations, primarily from the sale of USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital;

•	$23 million in principal payments (excluding interest of $2 million) classified as operating cash outflows from continuing operations related to our 2006 civil settlement with the federal government;

•	Cash distributions of $8 million we received related to our investment in the Reserve Yield Plus Fund, which are classified as investing activity cash flows; and

•	$10 million of cash received from Stanislaus County with respect to a residency program funding grant agreement between our Doctors Medical Center in Modesto, California and the County.

Net cash used by operating activities was $6 million in the three months ended March 31, 2009 compared to $133 million in the three months ended March 31, 2008. Key negative and positive factors contributing to the change between the 2009 and 2008 periods include the following:

•

Additional interest payments of $24 million, primarily due to $23 million of interest payments that were accelerated and paid in the three months ended March 31, 2009 as a result of our exchange of approximately $1.4 billion aggregate principal amount of our 2011 and 2012 notes for new senior secured notes;

•

Increased income from continuing operations before income taxes of $45 million, excluding gain from early extinguishment of debt, litigation and investigation costs, and impairment and restructuring charges, in the three months ended March 31, 2009 compared to the three months ended March 31, 2008;

•	$10 million of cash received from Stanislaus County with respect to the residency program funding grant agreement between our Doctors Medical Center and the County;

•

$63 million of higher cash provided by operating activities from discontinued operations, principally due to a net $47 million increase in the change in cash and cash equivalents balance related to our Medicare HMO insurance subsidiary primarily as a result of the timing of monthly payments from CMS in the three months ended March 31, 2009 compared to the change in the three months ended March 31, 2008;

•	Additional cash flows of $45 million as a result of enhanced management of accounts payable; and

•

Additional aggregate annual 401(k) matching contributions and annual incentive compensation payments of $7 million ($123 million in the three months ended March 31, 2009 compared to $116 million in the same period in 2008).

FORWARD-LOOKING STATEMENTS

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements represent management’s current belief, based on currently available information, as to the outcome and timing of future events. They involve known and unknown risks, uncertainties and other factors—many of which we are unable to predict or control—that may cause our actual results, performance or achievements, or health care industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the following risks, many of which are described in Item 1A of our Annual Report:

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

•	The geographic concentration of our licensed hospital beds;

•	Changes in, or our ability to comply with, laws and government regulations;

•	Our ability to execute our operating strategies and the impact of other factors on our initiatives;

•	Trends affecting our actual or anticipated results that lead to charges adversely affecting our results of operations;

•	The effect on our business of the recent worldwide financial and credit crisis;

•	Our relative leverage and the amount and terms of our indebtedness;

•	Our ability to identify and execute on measures designed to save or control costs or streamline operations;

•	The availability and terms of debt and equity financing sources to fund the requirements of our business;

•	Changes in our business strategies or development plans;

•	The impact of natural disasters, including our ability to operate facilities affected by such disasters;

•	The ultimate resolution of claims, lawsuits and investigations;

•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care services;

•	Various factors that may increase supply costs;

•	The soundness of our investments in short-term bond funds, auction rate securities and other investments;

•	The creditworthiness of counterparties to our business transactions;

•	Adverse fluctuations in interest rates and other risks related to interest rate swaps or any other hedging activities we undertake;

•	National, regional and local economic and business conditions;

•	Demographic changes; and

•	Other factors and risk factors referenced in this report and our other public filings.

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

The table below shows the sources of net patient revenues on a same-hospital basis, expressed as percentages of net patient revenues from all sources:

	Three Months Ended March 31,
Net Patient Revenues from:	2009	2008	Increase (Decrease)(1)
Medicare	26.9%	26.2%	0.7%
Medicaid	8.0%	8.5%	(0.5)%
Managed care – governmental	14.9%	13.4%	1.5%
Managed care – commercial	40.5%	40.1%	0.4%
Indemnity, self-pay and other	9.7%	11.8%	(2.1)%

(1)	The increase (decrease) is the difference between the 2009 and 2008 percentages shown.

Our payer mix on a same-hospital admissions basis, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended March 31,
Admissions from:	2009	2008	Increase (Decrease)(1)
Medicare	31.4%	32.6%	(1.2)%
Medicaid	11.8%	12.3%	(0.5)%
Managed care – governmental	22.7%	20.4%	2.3%
Managed care – commercial	25.5%	26.0%	(0.5)%
Indemnity, self-pay and other	8.6%	8.7%	(0.1)%

(1)	The increase (decrease) is the difference between the 2009 and 2008 percentages shown.

The increase in managed care – governmental admissions is primarily due to a shift from traditional government programs to managed government programs.

GOVERNMENT PROGRAMS

The Medicare program, the nation’s largest health insurance program, is administered by CMS. Medicare is a health insurance program primarily for individuals 65 years of age and older, certain younger people with disabilities, and people with end-stage renal disease, and is provided without regard to income or assets. Medicaid is a program that pays for medical assistance for certain individuals and families with low incomes and resources, and is jointly funded by the federal government and state governments. Medicaid is the largest source of funding for medical and health-related services for the nation’s poor and most vulnerable individuals.

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

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan, is a fee-for-service payment system. The other option, called Medicare Advantage, includes health maintenance organizations, preferred provider organizations, private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues for services provided to patients enrolled in the Original Medicare Plan for the three months ended March 31, 2009 and 2008 are set forth in the table below:

	Three Months Ended March 31,
Revenue Descriptions	2009	2008
Diagnosis-related group – operating	$322	$319
Diagnosis-related group – capital	31	29
Outlier	25	17
Outpatient	106	93
Disproportionate share	58	54
Direct Graduate and Indirect Medical Education	28	28
Other(1)	19	20
Adjustments for prior-year cost reports and related valuation allowances	11	—

Total Medicare net patient revenues	$600	$560

(1)	The other revenue category includes one skilled nursing facility, inpatient psychiatric units, one inpatient rehabilitation hospital (which we closed during the three months ended March 31, 2009), inpatient rehabilitation units, one long-term acute care hospital, other revenue adjustments, and adjustments related to the estimates for current-year cost reports and related valuation allowances.

Medicaid

Medicaid programs are funded by both the federal government and state governments. These programs and the reimbursement methodologies are administered by the states and vary from state to state and from year to year.

Estimated payments under various state Medicaid programs, excluding state-funded managed care Medicaid programs, constituted approximately 8.0% and 8.5% of net patient revenues at our continuing general hospitals for the three months ended March 31, 2009 and 2008, respectively. These payments are typically based on fixed rates determined by the individual states. We also receive disproportionate share hospital (“DSH”) payments under various state Medicaid programs. For the three months ended March 31, 2009 and 2008, our revenue attributable to DSH payments and other state-funded subsidy payments was approximately $42 million and $40 million, respectively.

Medicaid patient revenues of our continuing general hospitals by state for the three months ended March 31, 2009 are set forth in the table below:

Three Months Ended March 31, 2009
Florida	$40
California	29
Georgia	24
Missouri	16
Texas	16
Pennsylvania	14
South Carolina	12
North Carolina	8
Alabama	6
Nebraska	6
Louisiana	2
Tennessee	2

$175

Several states in which we operate have recently faced budgetary challenges that resulted in reduced Medicaid funding levels to hospitals and other providers. Further, although most states addressed projected 2008/2009 budgetary gaps in their final budgets, because of the recent economic downturn, many states are facing mid-year budget gaps that could result in additional reductions to Medicaid payments, coverage and eligibility or additional taxes on hospitals. For example:

•

In Florida, the legislature held a special session in January 2009 to address the state’s budget deficit and proposed several changes for consideration in the full legislative session that commenced February 1, 2009. The changes passed in the special session resulted in a 4% across-the-board reduction in Medicaid rates effective March 1, 2009. We estimate that the impact of these changes on our Florida hospitals’ revenues will be a reduction of approximately $5 million in 2009.

•

In September 2008, the Governor of California signed into law a budget containing more than $544 million in reductions to Medi-Cal, the state’s Medicaid program, for the fiscal year beginning July 1, 2008. Under the budget, a 10% reduction to certain Medi-Cal provider payments was in effect until March 1, 2009, when the 10% reduction was reduced to 1%. At this time, we estimate that these payment reductions will reduce our revenues by approximately $9 million in 2009. The reductions also apply to capitation payments to Medi-Cal managed care plans; however, we cannot estimate at this time what impact the reductions will have on such payments. In addition to provider payment reductions, the budget includes payment deferrals and reductions in coverage. On December 31, 2008, a new budget plan for California was released to address budget deficits in the current year, as well as the new fiscal year beginning July 1, 2009. The new plan includes a one-month payment deferral in 2009 in addition to the previous payment deferral already budgeted, elimination of some benefits and further reductions in coverage. Legal challenges to these reductions have been filed, and temporary injunctive relief on certain elements of the reductions was granted in March 2009. We cannot predict the final outcome of the litigation or the impact it might have on our operations, net revenues or cash flows.

We cannot predict the extent of the impact on our hospitals of future actions the states might take to address additional budgetary shortfalls.

Moratorium on Medicaid Regulations

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

Also in May 2007, CMS issued a proposed rule clarifying that the agency would no longer provide federal Medicaid matching funds for graduate medical education (“GME”) purposes; however, the FFY 2007 Supplemental Appropriations Act contained language that placed a one-year moratorium on any such restriction. The moratorium was scheduled to expire on May 23, 2008. On May 21, 2008, CMS announced that it was voluntarily extending the moratorium for an additional 60 days; then in June 2008 the moratorium was extended through March 31, 2009 as part of the FFY 2008 Supplemental Appropriations Act. Annual Medicaid GME payments to our hospitals are approximately $35 million.

The American Recovery and Reinvestment Act of 2009, also known as the Stimulus Bill, did not extend the moratoria on these regulations, as expected; however, it did note that Congress believes that the Secretary of HHS should not promulgate the proposed regulations relating to cost limits on public providers and GME payments as final. We cannot predict what further action, if any, Congress or CMS will take on these issues.

Regulatory and Legislative Changes

Material updates to the information set forth in our Annual Report about the Medicare and Medicaid programs are provided below.

Proposed Payment and Policy Changes to the Medicare Inpatient Prospective Payment System

Under Medicare law, CMS is required annually to update certain rules governing the inpatient prospective payment system (“IPPS”). The updates generally become effective October 1, the beginning of the federal fiscal year. On May 1, 2009, CMS issued the Proposed Changes to the Hospital Inpatient Prospective Payment Systems and FFY 2010 Rates (“Proposed Rule”). The Proposed Rule includes the following payment and policy changes:

•

A market basket increase currently estimated at 2.1% for Medicare severity-adjusted diagnosis-related group (“MS-DRG”) operating payments for hospitals reporting specified quality measure data (hospitals that do not report specified quality measure data would receive an increase of 1.1%);

•	A reduction of 1.9% to prevent the estimated 2008 MS-DRG overpayment related to MS-DRG coding and documentation from recurring in the FFY 2010 and subsequent rates (see below);

•	A reduction of 0.7% for projected outlier payments, the expiration of Section 508 hospital wage area reclassifications, and a calculation of wage and recalibration of budget neutrality;

•	An increase in the cost outlier threshold from $20,045 to $24,240; and

•

A 1.2% increase in the capital federal MS-DRG rate (this increase is reduced by the aforementioned 1.9% coding and documentation adjustment, resulting in a net decrease of 0.7% to the capital federal MS-DRG rate).

The Transitional Medical Assistance, Abstinence Education, and Qualifying Individuals Programs Extension Act of 2007 (“TMA Act”) specifies that, to the extent the documentation and coding adjustments applied in FFY 2008 and FFY 2009 result in overpayments relative to the actual amount of documentation and coding-related increases, CMS shall correct the overpayments and underpayments in fiscal years 2010-2012. The Proposed Rule includes CMS’s estimates of the coding and documentation adjustments required under the TMA Act to recoup estimated overpayments made in 2008 and 2009 and prevent future documentation and coding overpayments. According to CMS, in addition to the proposed 1.9% reduction referenced above, a reduction of 6.6%, which includes estimated recoupment adjustments and rate corrections to achieve all of the estimated payment corrections, is required by the TMA Act. In the Proposed Rule, CMS has stated its intent to impose these additional reductions in later years. Although we cannot predict what actions CMS or Congress might take with respect to these additional estimated reductions, the ultimate resolution of this matter could have a material adverse effect on our financial condition, results of operations or cash flows.

CMS projects that the combined impact of the proposed payment and policy changes will yield an average 0.4% decrease in payments for hospitals in large urban areas (populations over 1 million). Using the impact percentages in the Proposed Rule as applied to our Medicare IPPS payments for the six months ended March 31, 2009, the estimated annual impact for all changes in the Proposed Rule on our hospitals is a decrease in our Medicare inpatient revenues of approximately $6 million. The Proposed Rule is open for public comment for 60 days from the date of issuance. Because of the uncertainty regarding the proposals and other factors that may influence our future IPPS payments by individual hospital, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding this estimate.

Proposed Payment and Policy Changes to the Medicare Inpatient Rehabilitation Facility Prospective Payment System

On April 28, 2009, CMS issued the Proposed Rule for the Medicare Inpatient Rehabilitation Facility (“IRF”) Prospective Payment System (“PPS”) for FFY 2010 (“IRF-PPS Proposed Rule”). The IRF-PPS Proposed Rule includes the following payment and policy proposals, which would be effective for discharges on or after October 1, 2009:

•	A market basket update to the IRF PPS payment rate equal to 2.4%;

•	A decrease in the outlier threshold for high cost outlier cases from $10,250 to $9,976;

•	An update to the case-mix group relative weights and average length of stay values using FFY 2007 data; and

•	Clarification of the framework for Medicare patient selection and care in IRFs.

At March 31, 2009, 11 of our general hospitals in continuing operations operated inpatient rehabilitation units. CMS projects that the proposed payment and policy changes will result in an estimated total increase in aggregate IRF payments of $150 million or 2.6% of total IRF PPS payments. This estimated increase includes an average 2.9% increase for rehabilitation units in urban areas for FFY 2010. Using the urban rehabilitation unit impact percentage as applied to our Medicare IRF payments for the six months ended March 31, 2009, the annual impact of all proposed payment changes on our rehabilitation units may result in an estimated increase in our Medicare revenues of approximately $1 million. The IRF-PPS Proposed Rule is open for public comment for 60 days from the date of issuance. Because of the uncertainty of the factors that may influence our future IRF payments, including final changes to the IRF-PPS Proposed Rule, legislative action, admission volumes, length of stay and case mix, and the impact of compliance with the IRF admission criteria, we cannot provide any assurances regarding our estimate of the impact of these changes.

Payment Changes to the Medicare Inpatient Psychiatric Facility Prospective Payment System

On April 30, 2009, CMS issued a Notice of the Medicare Inpatient Psychiatric Facility (“IPF”) Prospective Payment System Update for the rate year beginning July 1, 2009 (“IPF-PPS Notice”). The IPF-PPS Notice includes the following payment changes:

•	An update to the IPF payment equal to the market basket of 2.1%; and

•	An increase in the fixed dollar loss threshold amount for outlier payments from $6,113 to $6,565.

At March 31, 2009, 14 of our general hospitals in continuing operations operated inpatient psychiatric units. CMS projects that the combined impact of the payment changes will yield an average 2.0% increase in payments for all IPFs (including psychiatric units in acute care hospitals), and an average 1.8% increase in payments for psychiatric units of acute care hospitals located in urban areas. Using the urban psychiatric unit impact percentage as applied to our Medicare IPF payments for the nine months ended March 31, 2009, the annual impact of all proposed payment changes on our psychiatric units may result in an estimated increase in our Medicare revenues of approximately $1 million. Because of the uncertainty of the factors that may influence our future IPF payments, including future legislation, admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate of the impact of these changes.

The American Recovery and Reinvestment Act of 2009

On February 17, 2009, the President signed the American Recovery and Reinvestment Act of 2009 into law. The legislation includes $31 billion in new spending on health information technology (“HIT”), most of which is for incentive payments to physicians and hospitals. The legislation requires that hospitals and physicians become “meaningful users” of HIT as a condition of receiving the incentive payments beginning in 2011. If we are able to achieve full compliance at all of our hospitals by 2013, we could receive approximately $260 million in estimated incentive payments. Hospitals that achieve compliance between 2014 and 2015 will receive reduced incentive payments. We will be required to make a significant investment in HIT that likely will exceed the potential incentive payments in order for our hospitals to qualify for the payments. Hospitals that fail to achieve compliance by 2015 will be subject to penalties in the form of a reduction to Medicare payments. These reductions will be phased in over three years and will continue until a hospital achieves compliance. Should all of our hospitals fail to achieve full compliance, the annual reduction to Medicare payments after the phase-in period would be approximately $90 million. The legislation authorizing the incentive payments and penalties also requires CMS to issue rules that implement the legislation by December 31, 2009. We are currently evaluating what changes will be required to our information systems and the cost of those changes in order for our hospitals to become meaningful users of HIT.

Proposed Federal Budget

On February 26, 2009, President Obama released a federal budget proposal that includes plans to extensively reform the U.S. healthcare system by creating a $634 billion reserve fund over 10 years. Under the proposal, $316 billion of the reserve fund will come from Medicare and Medicaid spending reductions, including the following:

•	$176 billion from removing subsidies to Medicare Advantage health plans and moving those plans to a competitive bidding model;

•

$26 billion of cuts in payments to hospitals through reduced payments to hospitals with high readmission rates and bundled payments for post-acute services during the 30 days following initial hospital admission; and

•

The expansion of quality incentive programs (also referred to as “value-based purchasing”); specifically, the plan links a portion of Medicare hospital payments to performance on specific quality measures, which is expected to yield savings of $12 billion and result in higher quality of care.

On April 2, 2009, the U.S. House of Representatives and the U.S. Senate both approved budget resolutions drawn to President Obama’s specifications. We are unable to predict what action Congress or the President might take with respect to final legislation affecting healthcare or the impact such legislation might have on our business, financial condition, results of operations or cash flows.

MedPAC Annual Report to Congress

The Medicare Payment Advisory Commission (“MedPAC”) is an independent Congressional agency established by the Balanced Budget Act of 1997 to advise Congress on issues affecting the Medicare program. The MedPAC’s statutory mandate is quite broad; in addition to advising Congress on payments to private health plans participating in Medicare and providers in Medicare’s traditional fee-for-service program, MedPAC is also tasked with analyzing access to care, quality of care and other issues affecting Medicare.

Included in MedPAC’s Annual Report to Congress dated March 17, 2009 are the following recommendations affecting hospital payments for FFY 2010:

•	An update to hospital inpatient and outpatient prospective payment rates equal to the projected increase in the market basket;

•	A 0.0% payment update for inpatient rehabilitation services;

•	A quality improvement, or pay-for-performance, payment pool funded by setting aside 1% to 2% of overall payments; and

•

Funding part of the quality improvement pool by reducing the Indirect Medical Education (“IME”) adjustment for two reasons: (1) based on MedPAC’s analysis, IME payments are currently set at a level that is more than twice the costs associated with teaching residents; and (2) the MS-DRG severity adjustment compensates teaching hospitals to the extent they treat more severe cases.

PRIVATE INSURANCE

Managed Care

We currently have thousands of managed care contracts with various HMOs and preferred provider organizations (“PPOs”). HMOs generally maintain a full-service health care delivery network comprised of physician, hospital, pharmacy and ancillary service providers that HMO members must access through an assigned “primary care” physician. The member’s care is then managed by his or her primary care physician and other network providers in accordance with the HMO’s quality assurance and utilization review guidelines so that appropriate health care can be efficiently delivered in the most cost-effective manner. HMOs typically provide no benefit or reimbursement to their members who use non-contracted health care providers for non-emergency care.

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

The amount of our managed care net patient revenue during the three months ended March 31, 2009 and 2008 was $1.2 billion and $1.1 billion, respectively. Approximately 62% of our managed care net patient revenues for the three months ended March 31, 2009 was derived from our top ten managed care payers. National payers generate approximately 44% of our total net managed care revenues. The remainder comes from regional or local payers. At March 31, 2009 and December 31, 2008, approximately 56% and 55%, respectively, of our net accounts receivable related to continuing operations were due from managed care payers.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have had fifteen consecutive quarters of improved year-over-year managed care pricing, we expect some moderation in the pricing percentage increases in the future.

Through the three months ended March 31, 2009, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 50% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self-pay accounts pose significant collectability problems. At March 31, 2009 and December 31, 2008, approximately 7% and 8%, respectively, of our net accounts receivable related to continuing operations were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients. We have performed systematic analyses to focus our attention on drivers of bad debt for each hospital. While emergency department use is the primary contributor to our provision for doubtful accounts in the aggregate, this is not the case at all hospitals. As a result, we are increasing our focus on targeted initiatives that concentrate on non-emergency department patients. These initiatives are intended to promote process efficiencies in working self-pay accounts we deem highly collectible. This is just one example of our continuous improvement efforts dedicated to modifying and refining our processes, enhancing our technology and improving staff training throughout the revenue cycle in an effort to increase collections and reduce accounts receivable.

Over the longer term, several other initiatives we have previously announced should also help address this challenge. For example, our Compact with Uninsured Patients is designed to offer managed care-style discounts to most uninsured patients, which enables us to offer lower rates to those patients who historically have been charged standard gross charges. A significant portion of those charges had previously been written down in our provision for doubtful accounts. Under the Compact, the discount offered to uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time the self-pay accounts are recorded. The uninsured patient accounts, net of contractual allowances recorded, are further reduced to their net realizable value through provision for doubtful accounts based on historical collection trends for self-pay accounts and other factors that affect the estimation process.

The estimated direct and allocated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the three months ended March 31, 2009 and 2008 were $81 million, and $84 million, respectively. We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. The estimated direct and allocated costs (based on the selected operating expenses described above) of providing charity care for both the three months ended March 31, 2009 and 2008 were approximately $30 million.

RESULTS OF OPERATIONS

The following two tables summarize our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Net operating revenues:
General hospitals	$2,231	$2,137
Other operations	48	41

Net operating revenues	2,279	2,178
Operating expenses:
Salaries, wages and benefits	975	954
Supplies	395	379
Provision for doubtful accounts	156	147
Other operating expenses, net	477	483
Depreciation and amortization	97	90
Impairment of long-lived assets and goodwill, and restructuring charges	5	1
Litigation and investigation costs	1	47

Operating income	$173	$77

	Three Months Ended March 31,
	2009	2008
Net operating revenues:
General hospitals	97.9%	98.1%
Other operations	2.1%	1.9%

Net operating revenues	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	42.8%	43.8%
Supplies	17.3%	17.4%
Provision for doubtful accounts	6.8%	6.7%
Other operating expenses, net	21.0%	22.3%
Depreciation and amortization	4.3%	4.1%
Impairment of long-lived assets and goodwill, and restructuring charges	0.2%	—%
Litigation and investigation costs	—%	2.2%

Operating income	7.6%	3.5%

Net operating revenues of our continuing general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (primarily rental income, management fee revenue and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) a rehabilitation hospital, which we closed during the three months ended March 31, 2009, and (3) a long-term acute care hospital. None of our individual hospitals represented more than 5% of our net operating revenues for the three months ended March 31, 2009, and none represented more than 5% of our total assets, excluding goodwill and intercompany receivables, at March 31, 2009.

Net operating revenues from our other operations were $48 million and $41 million in the three months ended March 31, 2009 and 2008, respectively. Equity earnings for unconsolidated affiliates, included in our net operating revenues from other operations, were $1 million and $3 million for the three months ended March 31, 2009 and 2008, respectively.

REVENUES

During the three months ended March 31, 2009, net operating revenues from continuing operations increased 4.6% compared to the three months ended March 31, 2008.

Our same-hospital net inpatient revenues for the three months ended March 31, 2009 increased by 2.3% compared to the three months ended March 31, 2008. There were various positive and negative factors impacting our net inpatient revenues.

Key positive factors include:

•	Improved managed care pricing as a result of renegotiated contracts; and

•

Favorable adjustments for prior-year cost reports and related valuation allowances of $11 million in the three months ended March 31, 2009 compared to no adjustments in the three months ended March 31, 2008.

Key negative factors include:

•	A decrease in commercial managed care admissions.

Same-hospital patient days and admissions decreased during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 by 3.3% and 1.3%, respectively. We believe the following factors contributed to the overall decline in our inpatient volume levels: (1) loss of patients to competing health care providers; (2) strategic reduction of services related to our Targeted Growth Initiative discussed in “Executive Overview—Significant Challenges—Volumes” above; (3) the current weak economic conditions; and (4) an additional day in the three months ended March 31, 2008 due to 2008 being a Leap Year.

Same-hospital net outpatient revenues during the three months ended March 31, 2009 increased 6.1% compared to the three months ended March 31, 2008. The primary reason for this increase is improved managed care pricing. Total same-hospital outpatient visits and surgeries for the three months ended March 31, 2009 increased by 0.7% and 4.7%, respectively, compared to the 2008 period. Commercial managed care outpatient visits declined 1.5% in the three months ended March 31, 2009 compared to the same period in 2008. The impact of new outpatient centers on visits was approximately offset by the loss of outpatient visits from outpatient centers that were either closed or divested since the three months ended March 31, 2008.

SALARIES, WAGES AND BENEFITS

Salaries, wages and benefits expense as a percentage of net operating revenues decreased 1.0% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Same-hospital salaries, wages and benefits per adjusted patient day increased approximately 1.8% in the three months ended March 31, 2009 as compared to the same period in 2008. This increase is primarily due to merit increases for our employees and increased health benefits costs, partially offset by a decline in full-time employee headcount, reduced contract labor expense, lower stock compensation expense, a lower 401(k) match percentage effective January 1, 2009, and lower overtime costs. Contract labor expense, which is included in salaries, wages and benefits, was $29 million in the three months ended March 31, 2009, a decrease of $14 million, or 33%, as compared to the same period in 2008.

At March 31, 2009, approximately 19% of the employees at our hospitals and related health care facilities in both continuing and discontinued operations were represented by labor unions. Labor relations at our facilities generally have been satisfactory. We, and the hospital industry in general, are continuing to see an increase in the amount of union activity across the country. As union activity increases, our salaries, wages and benefits expense may increase more rapidly than our net operating revenues.

We currently have labor contracts and collective bargaining agreements with the California Nurses Association (“CNA”), the Service Employees International Union (“SEIU”), the United Nurses Associations of California and the American Federation of State, County and Municipal Employees that cover registered nurses, service and maintenance workers, and other employees at 10 of our continuing general hospitals in California, three of our continuing general hospitals in Florida and one of our continuing general hospitals in Philadelphia. All of these union agreements set stable and competitive wage increases within our budgeted expectations through various dates in 2010 and early 2011. We have also entered into separate “peace accords” with both the CNA and the SEIU that provide each union with limited access to attempt to organize certain of our employees and establish specific guidelines for the parties to follow with respect to organizing activities. Both peace accords expire in December 2011. Such agreements have become more common as employers attempt to balance the disruption caused by traditional union organizing with the rights of employees to determine for themselves whether to seek union representation.

In 2008, the CNA and the SEIU commenced union organizing activities at several of our hospitals pursuant to the terms of the peace accords. To date, we have granted the CNA access to Hahnemann University Hospital in Philadelphia and three of our hospitals in Houston – Cypress Fairbanks Medical Center, Park Plaza Hospital and Houston Northwest Medical Center – and we have granted the SEIU access to our Saint Francis Hospital in Memphis, Tennessee.

•

We are currently engaged in collective bargaining with the CNA at Cypress Fairbanks Medical Center after registered nurses at that facility voted 119-111 in favor of representation by the CNA in March 2008 and the results of that election were certified by the National Labor Relations Board (“NLRB”) in May 2008. Separately, on April 14, 2009, the CNA withdrew its petitions to hold elections at Park Plaza Hospital and Houston Northwest Medical Center, thereby foregoing its opportunity to attempt to organize registered nurses at either hospital.

•

We are currently defending our actions in connection with the SEIU’s failed attempt to organize employees at Saint Francis Hospital. An arbitration in that matter was expected to commence in January 2009, but has since been postponed while the parties engage in settlement discussions. In addition, in January 2009, we executed an agreement with the SEIU delaying for one year any further organizing efforts by that union as contemplated by the terms of our peace accord.

In August 2008, two registered nurses from Cypress Fairbanks Medical Center and Park Plaza Hospital, with the help of the National Right to Work Legal Defense Foundation, filed unfair labor practice charges against us and the CNA with the NLRB. The charges alleged that our peace accord with the CNA violates federal rules prohibiting employer-dominated unions and improperly restricts nurses from speaking out against the union. The filing also claimed that the peace accord subverts the NLRB’s role by stipulating that an arbitrator will resolve conflicts rather than federal board representatives. The NLRB completed its investigation of the allegations and issued a complaint against us and the CNA on March 31, 2009. On April 16, 2009, we entered into a preliminary settlement with the NLRB to resolve all outstanding issues by agreeing to post notices regarding employee rights under the National Labor Relations Act at both Cypress Fairbanks Medical Center and Park Plaza Hospital. Final approval of the settlement is subject to the NLRB’s review of an appeal of its initial decision. Similar unfair labor practice charges were filed with the NLRB in February 2009 relating to our Hahnemann University Hospital in Philadelphia. The NLRB is considering those claims; however, we cannot predict the timing of the NLRB’s decision at this time.

Included in salaries, wages and benefits expense in the three months ended March 31, 2009 is $7 million of stock-based compensation expense compared to $10 million in the three months ended March 31, 2008. The decrease is due to the vesting of higher grant-date fair value awards from prior years and the issuance of new awards at lower grant-date fair values primarily due to our lower stock price.

SUPPLIES

Supplies expense as a percentage of net operating revenues was essentially flat for the three months ended March 31, 2009 compared to the three months ended March 31, 2008; however, supplies expense per adjusted patient day increased by approximately 3.6% in the three months ended March 31, 2009 compared to the same period in 2008. The increase in supplies expense is primarily due to the increased number of surgeries and increased utilization of high cost implants, as well as the use of high cost drugs. A portion of the increase in supplies expense is offset by revenue growth related to payments we receive from certain payers.

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

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts as a percentage of net operating revenues was 6.8% for the three months ended March 31, 2009 compared to 6.7% in the three months ended March 31, 2008. The provision for doubtful accounts was negatively impacted by decreased collection rates from uninsured accounts, higher pricing and higher patient insurance deductibles, partially offset by the decline in uninsured revenues. Our self-pay collection rate declined to approximately 31.4% in the three months ended March 31, 2009 from 35.0% in the same period in 2008. The provision for doubtful accounts in the three months ended March 31, 2008 also benefited from a $7 million favorable settlement of a dispute with a managed care payer.

The table below shows the net accounts receivable and allowance for doubtful accounts by payer at March 31, 2009 and December 31, 2008:

	March 31, 2009			December 31, 2008
	Accounts Receivable Before Allowance For Doubtful Accounts	Allowance For Doubtful Accounts	Net	Accounts Receivable Before Allowance For Doubtful Accounts	Allowance For Doubtful Accounts	Net
Medicare	$175	$—	$175	$158	$—	$158
Medicaid	125	—	125	122	—	122
Net cost report settlements payable and valuation allowances	(2)	—	(2)	(20)	—	(20)
Commercial managed care	578	77	501	556	72	484
Governmental managed care	209	—	209	179	—	179
Self-pay uninsured	190	160	30	191	161	30
Self-pay balance after	125	64	61	140	72	68
Estimated future recoveries from accounts assigned to collection agencies	38	—	38	40	—	40
Other	182	48	134	178	41	137

Total continuing operations	1,620	349	1,271	1,544	346	1,198
Total discontinued operations	156	42	114	189	50	139

	$1,776	$391	$1,385	$1,733	$396	$1,337

A significant portion of our provision for doubtful accounts relates to self-pay patients. Collection of accounts receivable has been a key area of focus, particularly over the past several years, as we have experienced adverse changes in our business mix. At March 31, 2009, our collection rate on self-pay accounts was approximately 31.4%, including collections from point-of-service through collections by our in-house collection agency or external collection vendors. During 2008, we experienced a downward trend in our self-pay collection rate as follows: 35.0% at March 31, 2008; 34.0% at June 30, 2008; 33.3% at September 30, 2008; and 32.5% at December 31, 2008. These self-pay collection rates include payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being classified and assigned to our in-house self-pay collection group.

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

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated collection rate on managed care accounts was approximately 97.9% and 97.8% at March 31, 2009 and December 31, 2008, respectively, which includes collections from point-of-service through collections by our in-house collection agency or external collection vendors.

We continue to focus on revenue cycle initiatives to improve cash flow. One specific initiative is our Center for Patient Access Services (“CPAS”), which was completed during the three months ended March 31, 2009 at the hospitals scheduled to participate in the program. CPAS is a centralized dedicated operation that performs financial clearance, including completing insurance eligibility checks, documenting verification of benefits, providing required notifications to managed care payers, obtaining pre-authorizations when necessary and contacting the patient to offer pre-service financial counseling. Although we continue to improve our methodology for evaluating the collectability of our accounts receivable, we may incur future charges if there are unfavorable changes in the trends affecting the net realizable value of our accounts receivable.

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”), and (4) accounts receivable aging. The following tables present the approximate aging by payer of our continuing operations’ net accounts receivable of $1.273 billion and $1.218 billion, excluding cost report settlements payable and valuation allowances of $2 million and $20 million, at March 31, 2009 and December 31, 2008, respectively:

	March 31, 2009
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	98%	61%	77%	30%	70%
61-120 days	2%	20%	13%	25%	15%
121-180 days	—%	12%	5%	12%	6%
Over 180 days	—%	7%	5%	33%	9%

Total	100%	100%	100%	100%	100%

	December 31, 2008
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	99%	64%	77%	33%	69%
61-120 days	1%	24%	14%	24%	15%
121-180 days	—%	12%	5%	11%	7%
Over 180 days	—%	—%	4%	32%	9%

Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations were 50 days at both March 31, 2009 and December 31, 2008. AR Days at March 31, 2009 and December 31, 2008 are within our target of less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our revenue from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

As of March 31, 2009, we had a cumulative total of patient account assignments dating back at least three years or older of approximately $4.4 billion related to our continuing operations being pursued by our in-house and outside collection agencies or vendors. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts at collection agencies is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from our Medical Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under our MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 87% of all accounts in our MEP are ultimately approved for benefits under a government program such as Medicaid.

The following table shows the approximate amount of net accounts receivable in our MEP, still awaiting determination of eligibility under a government program at March 31, 2009 and December 31, 2008, by aging category:

	March 31,	December 31,
	2009	2008
0-60 days	$87	$87
61-120 days	22	25
121-180 days	6	6
Over 180 days(1)	—	—

Total	$115	$118

(1)	Includes accounts receivable of $9 million at March 31, 2009 and $10 million at December 31, 2008 that are fully reserved.

OTHER OPERATING EXPENSES

Other operating expenses as a percentage of net operating revenues decreased by 1.3% for the three months ended March 31, 2009 compared to the same period in 2008. Other operating expenses per adjusted patient day decreased by approximately 1.8% in the three months ended March 31, 2009 as compared to the same period in 2008. Contributing to this decrease was a $19 million, or 48%, decline in total hospital malpractice expense to $21 million in the three months ended March 31, 2009, compared to $40 million in the same period in 2008. This decrease is primarily attributable to improved claims experience. A decline in consulting costs also had a favorable impact on other operating expenses. The favorable impact of these items was partially offset by increases in other items, including higher physician fees relating to increased emergency department on-call payments and increases in costs of contracted services.

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL AND RESTRUCTURING CHARGES

During the three months ended March 31, 2009, we recorded net impairment and restructuring charges of $5 million compared to $1 million during the three months ended March 31, 2008. See Note 4 to the Condensed Consolidated Financial Statements for additional detail of these charges and related liabilities.

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

LITIGATION AND INVESTIGATION COSTS

Litigation and investigation costs in continuing operations for the three months ended March 31, 2009 were $1 million compared to $47 million for the three months ended March 31, 2008. The 2008 costs primarily relate to an increase in our estimated liability for the wage and hour actions and other unrelated employment matters further described in Note 10 to the Condensed Consolidated Financial Statements.

GAIN FROM EARLY EXTINGUISHMENT OF DEBT

During the three months ended March 31, 2009, we recorded a gain from early extinguishment of debt of approximately $134 million relating to the estimated fair value of the new senior secured notes issued in a note exchange in March 2009 at less than par value, net of the write-off of unamortized note discounts, issuance costs and unrecognized interest rate hedge settlements associated with the old senior notes tendered.

INCOME TAX EXPENSE

During the three months ended March 31, 2009, we recorded income tax expense of $5 million compared to income tax expense of $1 million during the three months ended March 31, 2008. See Note 11 to the Condensed Consolidated Financial Statements for additional detail about these amounts.

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

There have been no material changes to our obligations to make future cash payments under contract as disclosed in the Annual Report, except for long-term debt. In March 2009, we exchanged long-term debt consisting of approximately $1.4 billion aggregate principal amount of outstanding notes maturing on December 1, 2011 and June 1, 2012 for an equal aggregate principal amount of two new series of senior secured notes maturing in 2015 and 2018 in a private placement. Approximately $915 million of the 2011 notes and approximately $485 million of the 2012 notes were exchanged for approximately $700 million of 6-year notes and approximately $700 million of 9-year notes with fixed coupon rates of 9% and 10%, respectively. Our obligations to make future cash payments for long-term debt, including interest, are estimated to be $274 million in 2009, $425 million in 2010, $510 million in 2011, $531 million in 2012, $1.373 billion in 2013 and $4.825 billion in later years.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities, including amounts to comply with applicable laws and regulations, equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new buildings, and various other capital improvements.

Capital expenditures were $102 million and $188 million in the three months ended March 31, 2009 and 2008, respectively. We anticipate that our capital expenditures for the year ending December 31, 2009 will total approximately $400 million to $450 million, including $59 million that was accrued at December 31, 2008, but not paid until 2009. The anticipated capital expenditures include approximately $11 million in 2009 to meet California seismic requirements for our remaining California facilities after all planned divestitures. We currently estimate spending a total of approximately $111 million to comply with the requirements under California’s seismic regulations, of which approximately $19 million was spent prior to January 1, 2009. Our current estimated seismic costs are considerably lower than certain previous estimates because several of our hospitals have been evaluated as having reduced risk using a new evaluation tool. Our total estimated seismic expenditure amount has not been adjusted for inflation. Our budgeted capital expenditures for the year ending December 31, 2009 also include approximately $4 million to improve disability access at certain of our facilities, as a result of a consent decree in a class action lawsuit. We expect to spend a total of approximately $120 million on such improvements over the next seven years. We were previously required to complete the same work over the next three years, but negotiated an extension to allow for a more orderly use of cash flow.

Interest payments, net of capitalized interest, were $149 million and $125 million in the three months ended March 31, 2009 and 2008, respectively. The increase is primarily due to $23 million of interest payments that were accelerated and paid in the three months ended March 31, 2009 as a result of our exchange of approximately $1.4 billion aggregate principal amount of our 2011 and 2012 notes for new senior secured notes. We anticipate that our gross interest payments, including capitalized interest, for the year ending December 31, 2009 will be approximately $423 million. Although the total amount of our long-term debt did not change as a result of the note exchange, the interest rates on the new notes are higher than the interest rates on the 2011 and 2012 notes, resulting in increased interest payments for us.

Income tax refunds, net of tax payments, were approximately $0.4 million in the three months ended March 31, 2009 compared to approximately $1 million during the three months ended March 31, 2008. At March 31, 2009, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss carryforwards of approximately $2.0 billion pretax expiring in 2024 to 2028, (2) approximately $27 million in alternative minimum tax credits with no expiration, and (3) general business credit carryforwards of approximately $13 million expiring in 2023 to 2028.

SOURCES AND USES OF CASH

Our liquidity for the three months ended March 31, 2009 was primarily derived from cash on hand and proceeds from the sale of USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital.

Our primary source of operating cash is the collection of accounts receivable. As we experience changes in our business mix and as admissions of uninsured and underinsured patients grow, our operating cash flow is negatively impacted due to lower levels of cash collections and higher levels of bad debt.

Net cash used in operating activities was $6 million in the three months ended March 31, 2009 compared to $133 million in the three months ended March 31, 2008. Key positive and negative factors contributing to the change between the 2009 and 2008 periods include the following:

•

Additional interest payments of $24 million, primarily due to $23 million of interest payments that were accelerated and paid in the three months ended March 31, 2009 as a result of the exchange of approximately $1.4 billion aggregate principal amount of our 2011 and 2012 notes for new senior secured notes;

•

Increased income from continuing operations before income taxes of $45 million, excluding gain from early extinguishment of debt, litigation and investigation costs, and impairment and restructuring charges, in the three months ended March 31, 2009 compared to the three months ended March 31, 2008;

•	$10 million of cash received from Stanislaus County with respect to the residency program funding grant agreement between our Doctors Medical Center and the County;

•

$63 million of higher cash provided by operating activities from discontinued operations, principally due to a net $47 million increase in the change in cash and cash equivalents balance related to our Medicare HMO insurance subsidiary primarily as a result of the timing of monthly payments from CMS in the three months ended March 31, 2009 compared to the change in the three months ended March 31, 2008;

•	Additional cash flows of $45 million as a result of enhanced management of accounts payable; and

•

Additional aggregate annual 401(k) matching contributions and annual incentive compensation payments of $7 million ($123 million in the three months ended March 31, 2009 compared to $116 million in the same period in 2008).

Cash flows from operating activities in the first quarter of our calendar year are usually lower than in subsequent quarters during the year, primarily due to the timing of working capital requirements during the first quarter, including our annual 401(k) matching contributions and annual incentive compensation payments.

During the three months ended March 31, 2009, we received proceeds of $251 million from the sale of facilities and other assets related to discontinued operations, primarily from the sale of USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital. Proceeds from the sales of facilities and other assets related to discontinued operations during the three months ended March 31, 2008 aggregated $23 million.

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

Capital expenditures were $102 million and $188 million for the three months ended March 31, 2009 and 2008, respectively, including approximately $16 million and $29 million in the same respective periods for construction of Sierra Providence East Medical Center, our new hospital in El Paso, Texas, and a replacement hospital for East Cooper Regional Medical Center in Mt. Pleasant, South Carolina.

We use fair market value to record our investments that are available-for-sale. As shown in Note 13 to the Condensed Consolidated Financial Statements, the majority of our investments are valued based on quoted market prices or other observable inputs. However, at March 31, 2009, one of our captive insurance subsidiaries held $1 million (principal value) of auction rate securities, classified as investments, whose auctions have failed due to sell orders exceeding buy orders. In addition, we held $6 million of investments in the Reserve Yield Plus Fund and reclassified the balance out of cash equivalents as the fund has experienced liquidity issues and temporarily suspended distributions. The fund is currently in the process of liquidating its investments and distributing cash to its investors and, in the three months ended March 31, 2009, we received $8 million of cash distributions from the fund. We expect the fund to liquidate all of its investments; however, the ultimate timing is uncertain. We will continue to closely monitor our investments, but do not anticipate any future decrease in value of either the auction rate securities or the Reserve Yield Plus Fund to have a material impact on our financial condition, results of operations or cash flows. We have no other investments that we expect will be negatively affected by the current economic crisis that will materially impact our financial condition, results of operations or cash flows.

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

All of our senior notes are general unsecured senior debt obligations that rank equally in right of payment with all of our other unsecured senior indebtedness, but are effectively subordinated to our new senior secured notes described below, the obligations of our subsidiaries and any obligations under our revolving credit facility to the extent of the collateral.

In March 2009, we exchanged approximately $1.4 billion aggregate principal amount of our outstanding notes maturing in December 2011 and June 2012 for an equal aggregate principal amount of two new series of senior secured notes maturing in 2015 and 2018 in a private placement. Approximately $915 million of the 2011 notes and $485 million of the 2012 notes were exchanged for approximately $700 million of 6-year notes and approximately $700 million of 9-year notes with fixed coupon rates of 9% and 10%, respectively. The new notes are guaranteed by and secured by a pledge of the capital stock and other ownership interests of certain of our subsidiaries. Although the total amount of our long-term debt did not change as a result of the note exchange, the interest rates on the new notes are higher than the interest rates on the 2011 and 2012 notes, resulting in increased interest expense for us. We recorded a gain from early extinguishment of debt of approximately $134 million in connection with the note exchange, primarily based on the estimated fair value of the new senior secured notes at less than par value, net of the write-off of unamortized note discounts, issuance costs and unrecognized interest rate hedge settlements associated with the old senior notes tendered. From time to time, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. We believe our existing indentures provide significant flexibility for future collateralized borrowings.

We are currently in compliance with all covenants and conditions in our revolving credit agreement and the indentures governing our senior notes and senior secured notes. Our borrowing capacity under the revolving credit facility, based on our eligible receivables, was $598 million at March 31, 2009.

At March 31, 2009, there were no cash borrowings outstanding under the revolving credit facility, and we had approximately $202 million of letters of credit outstanding. We also had approximately $652 million of cash and cash equivalents on hand at March 31, 2009 to fund our operations and capital expenditures.

We generally indemnify our current and former officers and directors from claims and lawsuits related to their actions taken on our behalf during their employment.

LIQUIDITY

We believe that existing cash and cash equivalents on hand, availability under our revolving credit facility, anticipated future cash provided by operating activities, anticipated proceeds from the sales of hospitals and other assets held for sale and our investments in the Reserve Yield Plus Fund and marketable securities of our captive insurance companies classified as noncurrent investments on our balance sheet should be adequate to meet our current cash needs. These sources of liquidity should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt and other presently known operating needs. Long-term liquidity for debt service will be dependent on improved cash provided by operating activities, results of balance sheet initiatives previously discussed and, given favorable market conditions, future borrowings or refinancing. However, our cash requirements could be materially affected by the deterioration in our results of operations, as well as the various uncertainties discussed in this and other sections, which could require us to pursue any number of financing options, including, but not limited to, additional borrowings, debt refinancing, asset sales or other financing alternatives. With the current tightening in the credit markets, the level, if any, of these financing sources cannot be assured, and the ability of our counterparties to close asset sales as previously anticipated could also be affected.

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

OFF-BALANCE SHEET ARRANGEMENTS

Excluding the hospitals whose operating results are included in discontinued operations, our consolidated operating results for the three months ended March 31, 2009 and 2008 include $252 million and $266 million, respectively, of net operating revenues and $23 million and $28 million, respectively, of income from operations generated from five general hospitals operated by us under lease arrangements. In accordance with generally accepted accounting principles, the respective buildings and the future lease obligations under four of these arrangements are not recorded on our consolidated balance sheet as they are considered operating leases. The current terms of these leases expire between 2010 and 2027, not including lease extensions that we have options to exercise. If these leases expire, we would no longer generate revenue or expenses from these hospitals.

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $325 million of standby letters of credit outstanding and guarantees as of March 31, 2009.

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

The table below presents information about certain of our market-sensitive financial instruments as of March 31, 2009. The fair values were determined based on quoted market prices for the same or similar instruments. At March 31, 2009, we had no borrowings subject to or with variable interest rates.

	Maturity Date, Year Ending December 31,
	2009	2010	2011	2012	2013	Thereafter	Total
	(Dollars in Millions)
Fixed rate long-term debt	$2	$2	$87	$117	$1,000	$3,650	$4,858
Average effective interest rates	8.9%	8.9%	6.8%	6.8%	7.8%	10.5%	9.8%

We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.

At March 31, 2009, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio. At March 31, 2009, the net accumulated unrealized losses related to our captive insurance companies’ investment portfolios were approximately $5 million.

We have no affiliation with partnerships, trusts or other entities (sometimes referred to as “special-purpose” or “variable-interest” entities) whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements by us. Thus, we have no exposure to the financing, liquidity, market or credit risks associated with such entities.

In April 2009, we entered into an interest rate swap agreement with respect to our 7 3/8% senior notes due in 2013. For additional information, see Note 15 to the Condensed Consolidated Financial Statements included in this report.

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

During the first quarter of 2009, there were no changes to our internal controls over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We refer you to Part I, Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2008 for a description of material investigations, claims and legal proceedings not in the ordinary course of business as updated through the filing date of that report. Since that time, material developments, as described below, have occurred. For additional information, see Note 10 to the Condensed Consolidated Financial Statements included in this report. Where specific amounts are sought in any pending investigation or legal proceeding, those amounts are disclosed. For all other matters, where a loss is reasonably possible and estimable, an estimate of the loss or a range of loss is provided. Where no estimate is provided, a loss is not reasonably possible or an amount of loss is not reasonably estimable at this time. New claims or inquiries may be initiated against us from time to time. We cannot predict the results of current or future investigations, claims and lawsuits. We recognize that, where appropriate, our interests may be best served by resolving certain matters without litigation. If non-litigated resolution is not appropriate or possible with respect to a particular matter, we will defend ourselves vigorously. The ultimate resolution of significant claims against us, individually or in the aggregate, whether as a result of litigation or settlement, could have a material adverse effect on our business (both in the near and long term), financial condition, results of operations or cash flows. We undertake no obligation to update the following disclosures for any new developments.

University of Southern California v. USC University Hospital, Inc., et al., Case No. BC357352 (Los Angeles Superior Court, filed August 22, 2006)

In August 2006, the University of Southern California filed a lawsuit in Los Angeles Superior Court against a Tenet subsidiary seeking to terminate a ground lease and a development and operating agreement between the University and our subsidiary, which built, owned and operated USC University Hospital, an acute care hospital located on land leased from the University in Los Angeles. We strongly disputed the University’s claims of default and also filed a cross-complaint in November 2007, asserting claims against the University for, among other things, breach of contract. In April 2008, we announced that we had signed a non-binding letter of intent for the University to acquire USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital, our 60-bed facility specializing in cancer treatment on the campus of USC University Hospital, in an effort to resolve the pending claims by both parties without protracted litigation. On March 31, 2009, we completed the sale of the two facilities to the University. As a result, the pending claims have been dismissed.

ITEM 6.	EXHIBITS

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Ninth Supplemental Indenture, dated as of March 3, 2009, by and among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated March 3, 2009 and filed March 5, 2009)

(b)	Tenth Supplemental Indenture, dated as of March 3, 2009, by and among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated March 3, 2009 and filed March 5, 2009)

(10)	Material Contracts

(a)	Stock Pledge Agreement, dated as of March 3, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated March 3, 2009 and filed March 5, 2009)

(b)	Collateral Trust Agreement, dated as of March 3, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated March 3, 2009 and filed March 5, 2009)

(c)	Exchange and Registration Rights Agreement, dated as of March 3, 2009, by and among the Registrant, Citigroup Global Markets Inc., Bank of America Securities LLC, Goldman, Sachs & Co. and Scotia Capital (USA) Inc., and the guarantors party thereto (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, dated March 3, 2009 and filed March 5, 2009)

(d)	Tenet Special RSU Deferral Plan*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(a)	Certification of Trevor Fetter, President and Chief Executive Officer

(b)	Certification of Biggs C. Porter, Chief Financial Officer

(32)	Section 1350 Certifications of Trevor Fetter, President and Chief Executive Officer, and Biggs C. Porter, Chief Financial Officer

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION
(Registrant)

Date: May 4, 2009	By:	/s/ BIGGS C. PORTER
Biggs C. Porter
Chief Financial Officer
(Principal Financial Officer)

Date: May 4, 2009	By:	/s/ DANIEL J. CANCELMI
Daniel J. Cancelmi
Senior Vice President and Controller
(Principal Accounting Officer)