Form 10-Q
period 2009-06-30
TENET HEALTHCARE CORP
filed 2009-08-04
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-7293

TENET HEALTHCARE CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	95-2557091
(State of Incorporation)	(IRS Employer Identification No.)

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

As of July 31, 2009, there were 481,084,706 shares of the Registrant’s common stock outstanding, $0.05 par value.

TENET HEALTHCARE CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$758	$507
Investments in Reserve Yield Plus Fund	6	14
Investments in marketable debt securities	3	2
Accounts receivable, less allowance for doubtful accounts ($407 at June 30, 2009 and $396 at December 31, 2008)	1,225	1,337
Inventories of supplies, at cost	154	161
Income tax receivable	—	6
Deferred income taxes	83	82
Assets held for sale	39	310
Other current assets	294	290

Total current assets	2,562	2,709
Investments and other assets	198	242
Property and equipment, at cost, less accumulated depreciation and amortization ($2,914 at June 30, 2009 and $2,795 at December 31, 2008)	4,182	4,291
Goodwill	607	609
Other intangible assets, at cost, less accumulated amortization ($233 at June 30, 2009 and $216 at December 31, 2008)	379	323

Total assets	$7,928	$8,174

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$2	$2
Accounts payable	618	686
Accrued compensation and benefits	330	414
Professional and general liability reserves	113	127
Accrued interest payable	104	125
Accrued legal settlement costs	174	168
Other current liabilities	364	427

Total current liabilities	1,705	1,949
Long-term debt, net of current portion	4,624	4,778
Professional and general liability reserves	509	536
Accrued legal settlement costs	25	72
Other long-term liabilities	618	591
Deferred income taxes	114	101

Total liabilities	7,595	8,027
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 535,538,546 shares issued at June 30, 2009 and 532,890,116 shares issued at December 31, 2008	26	26
Additional paid-in capital	4,457	4,445
Accumulated other comprehensive loss	(31)	(37)
Accumulated deficit	(2,689)	(2,852)
Less common stock in treasury, at cost, 54,722,347 shares at June 30, 2009 and 55,716,859 shares at December 31, 2008	(1,477)	(1,479)

Total shareholders’ equity	286	103
Noncontrolling interests	47	44

Total equity	333	147

Total liabilities and equity	$7,928	$8,174

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions, Except Per-Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net operating revenues	$2,229	$2,112	$4,491	$4,268
Operating expenses:
Salaries, wages and benefits	949	934	1,914	1,879
Supplies	395	376	786	750
Provision for doubtful accounts	167	153	323	298
Other operating expenses, net	472	486	944	962
Depreciation and amortization	98	93	194	183
Impairment of long-lived assets and goodwill, and restructuring charges	1	2	6	3
Litigation and investigation costs	9	3	10	50

Operating income	138	65	314	143
Interest expense	(120)	(102)	(230)	(206)
Gain (loss) from early extinguishment of debt	(21)	—	113	—
Investment earnings (loss)	(5)	4	(3)	9
Net gain on sales of investments	15	—	15	—

Income (loss) from continuing operations, before income taxes	7	(33)	209	(54)
Income tax (expense) benefit	(4)	16	(9)	15

Income (loss) from continuing operations, before discontinued operations	3	(17)	200	(39)
Discontinued operations:
Income (loss) from operations	(11)	4	(12)	8
Impairment of long-lived assets and goodwill, and restructuring charges	(6)	(7)	(15)	(17)
Net gains (losses) on sales of facilities	—	8	(2)	8
Income tax expense	—	(3)	(2)	(5)

Income (loss) from discontinued operations	(17)	2	(31)	(6)

Net income (loss)	(14)	(15)	169	(45)
Less: Net income attributable to noncontrolling interests	1	—	6	1

Net income (loss) attributable to Tenet Healthcare Corporation shareholders	$(15)	$(15)	$163	$(46)

Amounts attributable to Tenet Healthcare Corporation shareholders
Income (loss) from continuing operations, net of tax	$2	$(17)	$195	$(40)
Income (loss) from discontinued operations, net of tax	(17)	2	(32)	(6)

Net income (loss) attributable to Tenet Healthcare Corporation shareholders	$(15)	$(15)	$163	$(46)

Earnings (loss) per share attributable to Tenet Healthcare Corporation shareholders
Basic and Diluted
Continuing operations	$0.01	$(0.03)	$0.41	$(0.09)
Discontinued operations	(0.04)	—	(0.07)	(0.01)

	$(0.03)	$(0.03)	$0.34	$(0.10)

Weighted average shares and dilutive securities outstanding (in thousands):
Basic	480,447	476,308	479,410	475,687
Diluted	488,244	476,308	483,878	475,687

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Net income (loss)	$169	$(45)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	194	183
Provision for doubtful accounts	323	298
Net gain on sales of investments	(15)	—
Deferred income tax expense	11	16
Stock-based compensation expense	13	19
Impairment of long-lived assets and goodwill, and restructuring charges	6	3
Litigation and investigation costs	10	50
Gain from early extinguishment of debt	(113)	—
Fair market value adjustments related to interest rate swap and LIBOR cap agreements	3	—
Pretax loss from discontinued operations	29	1
Other items, net	6	(3)
Changes in cash from operating assets and liabilities:
Accounts receivable	(319)	(357)
Inventories and other current assets	(16)	16
Income taxes	21	(29)
Accounts payable, accrued expenses and other current liabilities	(119)	(85)
Other long-term liabilities	(11)	(25)
Payments against reserves for restructuring charges and litigation costs	(56)	(56)
Net cash provided by operating activities from discontinued operations, excluding income taxes	28	4

Net cash provided by (used in) operating activities	164	(10)
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(138)	(232)
Construction of new and replacement hospitals	(34)	(56)
Purchases of property and equipment — discontinued operations	(1)	(11)
Purchase of business	—	(3)
Proceeds from sales of facilities and other assets — discontinued operations	221	83
Proceeds from sales of marketable securities, long-term investments and other assets	49	14
Proceeds from hospital authority bonds	49	—
Purchases of marketable securities	(6)	(8)
Distributions received from investments in Reserve Yield Plus Fund	8	—
Other items, net	2	2

Net cash provided by (used in) investing activities	150	(211)
Cash flows from financing activities:
Repayments of borrowings	(901)	(1)
Proceeds from borrowings	885	—
Deferred debt issuance costs	(46)	(3)
Contributions from noncontrolling interests	—	6
Distributions paid to noncontrolling interests	(3)	(1)
Other items, net	2	—

Net cash provided by (used in) financing activities	(63)	1

Net increase (decrease) in cash and cash equivalents	251	(220)
Cash and cash equivalents at beginning of period	507	572

Cash and cash equivalents at end of period	$758	$352

Supplemental disclosures:
Interest paid, net of capitalized interest	$(240)	$(194)
Income tax refunds (payments), net	$22	$(3)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business

Tenet Healthcare Corporation (together with our subsidiaries, referred to as “Tenet,” the “Company,” “we” or “us”) is an investor-owned health care services company whose subsidiaries and affiliates principally operate general hospitals and related health care facilities. At June 30, 2009, our subsidiaries operated 50 general hospitals (including one hospital not yet divested at that date that is classified in discontinued operations) and a critical access hospital, with a combined total of 13,584 licensed beds, serving urban and rural communities in 12 states. We also own an interest in a health maintenance organization (“HMO”) and operate: various related health care facilities, including a long-term acute care hospital and a number of medical office buildings—all of which are located on, or nearby, one of our general hospital campuses; physician practices; captive insurance companies; and other ancillary health care businesses (including outpatient surgery centers, diagnostic imaging centers, and occupational and rural health care clinics).

Basis of Presentation

This quarterly report supplements our Annual Report on Form 10-K for the year ended December 31, 2008 and the subsequently reclassified financial information for that period set forth in our Current Report on Form 8-K dated May 13, 2009 (together, our “Annual Report”). As permitted by the Securities and Exchange Commission (“SEC”) for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in our Annual Report. For further information, refer to the audited Consolidated Financial Statements and notes included in our Annual Report.

Certain balances in the accompanying Condensed Consolidated Financial Statements and these notes have been reclassified to give retrospective presentation for the discontinued operations described in Note 3 and the effect of adopting Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”) (Section 810-10 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”)). Unless otherwise indicated, all financial and statistical data included in these notes to the Condensed Consolidated Financial Statements relate to our continuing operations, with dollar amounts expressed in millions (except per-share amounts).

Although the Condensed Consolidated Financial Statements and related notes within this document are unaudited, we believe all adjustments considered necessary for fair presentation have been included. In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), we must use estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements and accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base the estimates on historical experience and on assumptions that we believe to be reasonable given the particular circumstances in which we operate. Actual results may vary from those estimates. All subsequent events have been evaluated through August 3, 2009. Financial and statistical information we report to other regulatory agencies may be prepared on a basis other than GAAP or using different assumptions or reporting periods and, therefore, may vary from amounts presented herein. Although we make every effort to ensure that the information we report to those agencies is accurate, complete and consistent with applicable reporting guidelines, we cannot be responsible for the accuracy of the information they make available to the public.

Operating results for the three-month and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly trends in patient accounts receivable collectability and associated provisions for doubtful accounts; the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations or terminations and payer consolidations; changes in Medicare regulations; Medicaid funding levels set by the states in which we operate; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; the timing and amounts of stock option and restricted stock unit grants to employees and directors; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: the business environment, general economy and demographics of local communities; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local health care competitors; managed care contract negotiations or terminations; any unfavorable publicity about us, which impacts our relationships with physicians and patients; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $758 million and $507 million at June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009 and December 31, 2008, our book overdrafts were approximately $170 million and $187 million, respectively, which were classified as accounts payable.

On May 1, 2009, we completed the sale of our 50% membership interest in Peoples Health Network (“PHN”), the company that administered the operations of Tenet Choices, Inc. (“TCI”), our wholly owned Medicare Advantage HMO insurance subsidiary in Louisiana. The transaction resulted in a pretax gain in continuing operations of approximately $15 million in the three months ended June 30, 2009 (see Note 15). As part of the transaction, we transferred substantially all of the insurance assets and liabilities, including certain cash and cash equivalent balances, of TCI to a PHN subsidiary. The cash and cash equivalent balances of this insurance subsidiary were $110 million at March 31, 2009. During the three months ended June 30, 2009, our total consolidated cash and cash equivalent balances declined on a net basis approximately $69 million related to PHN and TCI. Approximately $19 million of the $69 million net decline relates to this sale transaction, and approximately $47 million relates to cash received in advance from the Centers for Medicare and Medicaid Services (“CMS”) near the last day of the month for services to be provided in the following month that would have been used in the following month irrespective of this sale transaction. This resulted in a $38 million increase in cash that became available for general corporate purposes, as it no longer needed to be used for the insurance operations.

In addition, see Note 13 for disclosure of our investments in the Reserve Yield Plus Fund that were reclassified out of cash and cash equivalents due to liquidity issues related to the fund.

Changes in Accounting Principle

Effective January 1, 2009, we adopted SFAS 160 (Section 810-10 of the Codification). The adoption of SFAS 160 had no impact on our financial condition, results of operations or cash flows. However, we now reflect noncontrolling interests in subsidiaries as a separate component of equity in our Condensed Consolidated Financial Statements. We have reclassified certain prior-year amounts to conform to the current-year presentation required by SFAS 160.

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) (Section 820-10 of the Codification), with respect to our financial assets and liabilities that are re-measured and reported at fair value each reporting period. The adoption of SFAS 157 for our financial assets and liabilities did not have any impact on our financial results. Effective January 1, 2009, we adopted the provisions of SFAS 157 as they relate to our non-financial assets and liabilities that are not permitted or required to be measured at fair value on a recurring basis. There was no material impact on our Condensed Consolidated Financial Statements as a result of adopting SFAS 157 for our non-financial assets and liabilities effective January 1, 2009. See Note 13 for the disclosure of the fair values of qualifying investments, derivative contracts and long-lived assets held for sale required by SFAS 157.

NOTE 2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	June 30, 2009	December 31, 2008
Continuing operations:
Patient accounts receivable	$1,538	$1,506
Allowance for doubtful accounts	(373)	(343)
Estimated future recoveries from accounts assigned to collection agencies	33	40
Net cost report settlements payable and valuation allowances	(19)	(20)

	1,179	1,183

Discontinued operations:
Patient accounts receivable	78	205
Allowance for doubtful accounts	(34)	(53)
Estimated future recoveries from accounts assigned to collection agencies	2	3
Net cost report settlements payable and valuation allowances	—	(1)

	46	154

Accounts receivable, net	$1,225	$1,337

As of June 30, 2009, our estimated collection rates on managed care accounts and self-pay accounts were approximately 97.9% and 30.8%, respectively, which included collections from point-of-service through collections by our in-house collection agency. The comparable managed care and self-pay collection rates for the same continuing hospitals as of December 31, 2008 were approximately 97.8% and 32.5%, respectively.

Accounts that are pursued for collection through our regional business offices are maintained on our hospitals’ books and reflected in patient accounts receivable with an allowance for doubtful accounts established to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer over an 18-month look-back period, and other relevant factors. Changes in these factors related to self-pay accounts and self-pay balances after insurance accounts from a change in the estimated collection rates could have a material impact on our results of operations.

Accounts assigned to our in-house collection agency are written off and excluded from patient accounts receivable and allowance for doubtful accounts; however, an estimate of future recoveries from all accounts at the collection agency is determined based on historical experience and recorded on our hospitals’ books as a component of accounts receivable in the Condensed Consolidated Balance Sheets.

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

NOTE 3. DISCONTINUED OPERATIONS

In May 2009, as a result of our intention to divest our owned assets associated with the hospital and no longer operate it, we announced that we would not renew the lease for NorthShore Regional Medical Center, located in Slidell, Louisiana, which we lease pursuant to an operating lease agreement that expires in May 2010. Accordingly, the hospital was reclassified into discontinued operations in the three months ended June 30, 2009 based on the guidance in SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”) (Section 360-10 of the Codification).

Of the three general hospitals and one cancer hospital that were classified as “held for sale” at December 31, 2008, we completed the sale of USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital on March 31, 2009. In addition, we closed Irvine Regional Hospital and Medical Center in January 2009 before the expiration of our lease in February 2009, and we closed Community Hospital of Los Gatos and terminated our lease in April 2009.

We classified $14 million and $300 million of assets of the hospitals included in discontinued operations as “assets held for sale” in current assets in the accompanying Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008, respectively. These assets primarily consist of property and equipment and were recorded at the lower of the assets’ carrying amount or their fair value less estimated costs to sell. The fair value estimates were derived from appraisals, established market values of comparable assets, or internal estimates of future net cash flows. These fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the future financial results of these hospitals and how they are operated by us until they are divested, changes in health care industry trends and regulations until the hospitals are divested, and whether we ultimately divest the hospital assets to buyers who will continue to operate the assets as general hospitals or utilize the assets for other purposes. In certain cases, these fair value estimates assume the highest and best use of the assets in the future, to a market place participant, is other than as a hospital. In these cases, the estimates are based on the fair value of the real property and equipment if utilized other than as a hospital. These fair value estimates do not include the costs of closing these hospitals or other future operating costs, which could be substantial. Accordingly, the ultimate net cash realized from the sale of the hospital assets could be significantly less than the fair value estimates. Because we do not intend to sell the accounts receivable of these hospitals, the receivables are included in our consolidated net accounts receivable in the accompanying Condensed Consolidated Balance Sheets. See Note 13 for the disclosure of the fair values of long-lived assets held for sale required by SFAS 157.

Net operating revenues and income (loss) before income taxes reported in discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net operating revenues	$21	$265	$153	$555
Income (loss) before income taxes	(17)	5	(29)	(1)

We recorded $15 million of net impairment and restructuring charges in discontinued operations during the six months ended June 30, 2009, consisting of $5 million for the write-down of long-lived assets to their estimated fair values, less estimated costs to sell, $3 million of goodwill related to NorthShore Regional Medical Center, and $7 million in employee severance, lease termination and other exit costs.

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

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES

During the six months ended June 30, 2009, we recorded net impairment and restructuring charges of $6 million, consisting of $3 million of employee severance and other exit costs and a $3 million impairment charge for the write-down of a note receivable due from a buyer of one of our previously divested hospitals as a result of the buyer filing for bankruptcy. During the six months ended June 30, 2008, the net impairment and restructuring charges of $3 million consisted of a $1 million net impairment charge primarily for the write-down of certain land being divested of one hospital to its estimated fair value in accordance with SFAS 144, $6 million of employee severance and other related costs, and $1 million for the acceleration of stock-based compensation expense, partially offset by a reduction of $5 million in reserves recorded in prior periods.

Material adverse changes in our most recent estimates of future undiscounted cash flows of our hospitals compared to our prior estimates may indicate the carrying value of the hospitals’ long-lived assets is not recoverable from the estimated future cash flows (the SFAS 144 step 1 test). If this occurs, we estimate the fair value of the hospitals’ long-lived assets and compare the fair value estimate to the carrying value of the hospitals’ long-lived assets (the SFAS 144 step 2 test). If the fair value estimate is lower than the carrying value of the hospitals’ long-lived assets, an impairment charge is recorded for the difference in the amounts.

Our impairment tests presume declining, stable or, in some cases, improving results of our hospitals, which are based on programs and initiatives being implemented that are designed to achieve the hospital’s most recent projections. If these projections are not met, or if in the future negative trends occur that impact our future outlook, further impairments of long-lived assets and goodwill may occur, and we may incur additional restructuring charges.

Our operations are structured as follows:

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

These regions are reporting units used to perform our goodwill impairment analysis and are one level below our operating segment level. Future restructuring of our regions that changes our goodwill reporting units could also result in further impairments of our goodwill.

The tables below are reconciliations of beginning and ending liability balances in connection with restructuring charges recorded during the six months ended June 30, 2009 and 2008 in continuing and discontinued operations:

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Other	Balances at End of Period
Six Months Ended June 30, 2009
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$12	$3	$(6)	$(1)	$8
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	15	7	(9)	—	13

	$27	$10	$(15)	$(1)	$21

Six Months Ended June 30, 2008
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$24	$2	$(7)	$1	$20
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	20	2	(8)	—	14

	$44	$4	$(15)	$1	$34

The above liability balances at June 30, 2009 are included in other current liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Cash payments to be applied against these accruals at June 30, 2009 are expected to be approximately $6 million in 2009 and $15 million thereafter. The column labeled “Other” above represents charges recorded in restructuring expense, such as the acceleration of stock-based compensation expense related to severance agreements that are not recorded in the liability account.

NOTE 5. LONG-TERM DEBT, LEASE OBLIGATIONS AND GUARANTEES

The table below shows our long-term debt as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Senior notes:
6 3/8%, due 2011	$82	$1,000
6 1/2%, due 2012	90	600
7 3/8%, due 2013	1,000	1,000
9 7/8%, due 2014	100	1,000
9 1/4%, due 2015	800	800
6 7/8%, due 2031	450	450
Senior secured notes:
9%, due 2015	714	—
10%, due 2018	714	—
8 7/8% due 2019	925	—
Capital leases and mortgage notes	8	10
Unamortized note discounts	(242)	(80)
Fair value adjustment related to interest rate swap agreement	(15)	—

Total long-term debt	4,626	4,780
Less current portion	2	2

Long-term debt, net of current portion	$4,624	$4,778

Credit Agreement

We have a five-year, $800 million senior secured revolving credit facility, which matures on November 16, 2011, that is collateralized by patient accounts receivable at our acute care and specialty hospitals, and bears interest at our option based on the London Interbank Offered Rate (“LIBOR”) plus 175 basis points or Citigroup’s base rate, as defined in the credit agreement, plus 75 basis points. At June 30, 2009, there were no cash borrowings outstanding under the revolving credit facility, and we had approximately $187 million of letters of credit outstanding. Based on our eligible receivables, the borrowing capacity under the revolving credit facility was $522 million at June 30, 2009.

On May 15, 2009, we entered into an amendment to our credit agreement that permits us to incur secured refinancing debt (as defined under the credit agreement) if either (i) the aggregate amount of secured refinancing debt would not exceed $3.2 billion or (ii) the secured leverage ratio (as defined) would be less than 4.0 to 1.0 for each of the most recently ended four consecutive fiscal quarters. The amendment conforms the credit agreement terms restricting the incurrence of secured refinancing debt in substantial respects to similar limitations in the indentures relating to the senior secured notes we issued in the first six months of 2009, as described below.

Senior Notes

On June 15, 2009, we purchased in a cash tender offer approximately $891 million of the $1 billion aggregate principal amount outstanding of our 9 7/8% senior notes due 2014 for approximately $932 million, representing approximately $891 million in principal payments and approximately $41 million in accrued and unpaid interest through the date of purchase. We purchased the 9 7/8% senior notes with the net proceeds of approximately $881 million from our offering of new 8 7/8% senior secured notes due 2019, as described below, and cash on hand. The purchase price for the senior notes, which were tendered during the early tender period of the offer, was $1,000 per $1,000 principal amount of notes, plus accrued and unpaid interest. On June 26, 2009, following the expiration of the final tender period of the cash tender offer, we purchased with cash on hand an additional $9 million of the aggregate principal amount outstanding of our 9 7/8% senior notes. The purchase price for the notes tendered after the expiration of the early tender period was $970 per $1,000 principal amount of notes, plus accrued and unpaid interest. In connection with the purchases of our 9 7/8% senior notes, we recorded a loss from early extinguishment of debt of approximately $24 million related to the write-off of unamortized note discounts and issuance costs.

In May and March 2009, we exchanged approximately $918 million aggregate principal amount of our outstanding 6 3/8% senior notes due 2011 and approximately $510 million aggregate principal amount of our outstanding 6 1/2% senior notes due 2012 for new 9% senior secured notes due 2015 and 10% senior secured notes due 2018, as described below.

All of our senior notes are general unsecured senior debt obligations that rank equally in right of payment with all of our other unsecured senior indebtedness, but are effectively subordinated to our new senior secured notes described below, the obligations of our subsidiaries and any obligations under our revolving credit facility to the extent of the collateral. We may redeem any series of our senior notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount of the notes redeemed, plus a make-whole premium specified in the applicable indenture, together with accrued and unpaid interest to the redemption date.

Senior Secured Notes

In June 2009, we sold $925 million aggregate principal amount of 8 7/8% senior secured notes due 2019 in a private placement. The notes will mature on July 1, 2019. We will pay interest on the 8 7/8% senior secured notes semi-annually in arrears on January 1 and July 1 of each year, commencing January 1, 2010. The notes rank equally with our 9% senior secured notes due 2015 and 10% senior secured notes due 2018, which we issued in May and March 2009, as described below.

In May 2009, we exchanged approximately $3 million aggregate principal amount of our outstanding 6 3/8% senior notes due 2011 and approximately $25 million aggregate principal amount of our outstanding 6 1/2% senior notes due 2012 for approximately $14 million aggregate principal amount of 9% senior secured notes due 2015 and approximately $14 million aggregate principal amount of 10% senior secured notes due 2018. In addition, we received approximately $6 million in cash, which represented the difference in the fair values of the tendered notes as compared to the fair values of the 9% senior secured notes and 10% senior secured notes and compensation to us for increased interest expense. In connection with the exchange, we recorded a gain from early extinguishment of debt of approximately $3 million for cash we received relating to the difference in the fair values of the tendered notes as compared to the fair values of the 9% and 10% senior secured notes, net of the write-off of unamortized note discounts, issuance costs and unrecognized interest rate hedge settlements associated with the senior notes tendered. The remaining $3 million of cash received will be amortized as a reduction of interest expense over the life of the 9% and 10% senior secured notes. The note exchange was completed with eligible holders who did not tender their notes in the March 2009 exchange offer described below.

In March 2009, we exchanged approximately $915 million aggregate principal amount of our outstanding 6 3 /8% senior notes due 2011 and approximately $485 million aggregate principal amount of our outstanding 6 1/2% senior notes due 2012 for approximately $700 million aggregate principal amount of 9% senior secured notes due 2015 and approximately $700 million aggregate principal amount of 10% senior secured notes due 2018. In connection with the exchange, we recorded a gain from early extinguishment of debt of approximately $134 million relating to the estimated fair values of the 9% and 10% senior secured notes issued at less than their par values, net of the write-off of unamortized note discounts, issuance costs and unrecognized interest rate hedge settlements associated with the senior notes tendered.

The 9% senior secured notes will mature on May 1, 2015, and the 10% senior secured notes will mature on May 1, 2018. Interest on these notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2009. The 9% and 10% senior secured notes rank equally with our 8 7/8% senior secured notes.

All of our senior secured notes are guaranteed by and secured by a first-priority pledge of the capital stock and other ownership interests of certain of our subsidiaries. All of our senior secured notes and the related subsidiary guarantees are our and the subsidiary guarantors’ senior secured obligations. Our senior secured notes rank senior to any subordinated indebtedness that we or such subsidiary guarantors may incur; they are effectively senior to our and such subsidiary guarantors’ existing and future unsecured indebtedness and other liabilities to the extent of the value of the collateral securing the notes and the subsidiary guarantees; they are effectively subordinated to our and such subsidiary guarantors’ obligations under our revolving credit facility to the extent of the value of the collateral securing borrowings thereunder; and they are structurally subordinated to all obligations of our non-guarantor subsidiaries.

The indentures setting forth the terms of our senior secured notes contain similar provisions limiting our ability to redeem the notes and the terms by which we may do so. At any time or from time to time prior to the date specified in the applicable indenture – July 1, 2014 in the case of the 8 7/8% senior secured notes and May 1, 2012 in the case of the 9% and 10% senior secured notes – we, at our option, may redeem up to 35% of the aggregate principal amount of any of these series of senior secured notes with the net cash proceeds of one or more Qualified Equity Offerings (as defined in the applicable indenture) at a redemption price equal to a specified percentage – 108.875% in the case of the 8 7/8% senior secured notes, 109% in the case of the 9% senior secured notes and 110% in the case of the 10% senior secured notes – of the principal amount of the notes to be redeemed, plus accrued and unpaid interest thereon, if any, to the date of redemption. In addition, we, at our option, may redeem any series of our senior secured notes, in whole or in part, at any time on or prior to the date specified in the applicable indenture – July 1, 2014 in the case of the 8 7/ 8% senior secured notes, May 1, 2012 in the case of the 9% senior secured notes and

May 1, 2014 in the case of the 10% senior secured notes – at a redemption price equal to 100% of the principal amount of the notes redeemed plus the applicable make-whole premium set forth in the applicable indenture, together with accrued and unpaid interest thereon, if any, to the redemption date. At any time or from time to time after July 1, 2014 in the case of the 8 7/8% senior secured notes, May 1, 2012 in the case of the 9% senior secured notes and May 1, 2014 in the case of the 10% senior secured notes, we, at our option, may redeem the notes, in whole or in part, at the redemption prices set forth in the applicable indenture, together with accrued and unpaid interest thereon, if any, to the redemption date.

In addition, we may be required to purchase for cash all or any part of each series of our senior secured notes upon the occurrence of a “change of control” (as defined in the applicable indentures) for a cash purchase price of 101% of the aggregate principal amount of the notes, plus accrued and unpaid interest.

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

The indentures governing our senior secured notes contain covenants that, among other things, restrict our ability and the ability of our subsidiaries to incur liens, consummate asset sales, enter into sale and lease-back transactions or consolidate, merge or sell all or substantially all of our or their assets, other than in certain transactions between one or more of our wholly owned subsidiaries. These restrictions, however, are subject to a number of important exceptions and qualifications. In particular, there are no restrictions on our ability or the ability of our subsidiaries to incur additional indebtedness, make restricted payments, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, enter into transactions with affiliates or make advances to, or invest in, other entities (including unaffiliated entities). In addition, the indentures governing our senior secured notes contain a covenant that neither we nor any of our subsidiaries will incur secured debt, unless at the time of and after giving effect to the incurrence of such debt, the aggregate amount of all such secured debt (including the aggregate principal amount of senior secured notes outstanding at such time) does not exceed the greater of (i) $3.2 billion and (ii) the amount that would cause the secured debt ratio (as defined in the indentures) to exceed 4.0 to 1.0; provided that the aggregate amount of all such debt secured by a lien on par to the lien securing the senior secured notes may not exceed the greater of (a) $2.6 billion and (b) the amount that would cause the secured debt ratio to exceed 3.0 to 1.0.

Interest Rate Swap Agreement

In April 2009, we entered into an interest rate swap agreement, which became effective May 1, 2009, for an aggregate notional amount of $1 billion. The agreement has a scheduled termination date of February 1, 2013. The interest rate swap agreement has been designated as a fair value hedge and is used to manage our exposure to future changes in interest rates. It has the effect of converting our 7 3/8% senior notes due February 1, 2013 from a fixed interest rate paid semi-annually to a variable interest rate paid monthly based on the one-month LIBOR plus a floating rate spread of approximately 5.46%. During the term of the interest rate swap agreement, changes in the fair value of the interest rate swap agreement and changes in the fair value of the 7 3/8% senior notes, which we anticipate should substantially offset each other, will be recorded in interest expense. To mitigate future risks related to potential significant increases in the one-month LIBOR, we also entered into a LIBOR cap agreement that limits the maximum one-month LIBOR to 8% under the interest rate swap agreement. We paid approximately $2 million for this limitation on interest rate exposure under the interest rate swap agreement. As of June 30, 2009, the variable rate was approximately 5.78%.

The fair value of the interest rate swap agreement included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets totaled approximately $19 million at June 30, 2009. During the six months ended June 30, 2009, $19 million in losses from mark-to-market adjustments on the interest rate swap agreement and an offsetting $15 million in gains from mark-to-market adjustments on the hedged senior notes were included in net interest expense in the accompanying Condensed Consolidated Statements of Operations. We used the interest rate forward curve at June 30, 2009 to estimate the fair values of the interest rate swap agreement and the hedged senior notes.

The fair value of the LIBOR cap agreement included in investments and other assets in the accompanying Condensed Consolidated Balance Sheets totaled approximately $3 million at June 30, 2009. During the six months ended June 30, 2009, approximately $1 million in gains from mark-to-market adjustments of the LIBOR cap agreement were included as a reduction of net interest expense in the accompanying Condensed Consolidated Statements of Operations.

In addition, see Note 13 for the disclosure of the fair values of the interest rate swap agreement and the LIBOR cap agreement required by SFAS 157.

Physician Relocation Agreements and Other Minimum Revenue Guarantees

Consistent with our policy on physician relocation and recruitment, we provide income guarantee agreements to certain physicians who agree to relocate to our communities to fill a community need in a hospital’s service area and commit to remain in practice there for a specified period of time. Under such agreements, we are required to make payments to the physicians in excess of the amounts they earn in their practices up to the amount of the income guarantee. The income guarantee periods are typically 12 months. Such payments are recoverable from the physicians on a prorated basis if they do not fulfill their commitment period to the community, which is typically three years subsequent to the guarantee period. We also provide revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals with terms generally ranging from one to three years.

At June 30, 2009, the maximum potential amount of future payments under our income and revenue collection guarantees was $90 million. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FIN 45-3”) (Section 460-10 of the Codification), we had a liability of $75 million recorded for the fair value of these guarantees included in other current liabilities at June 30, 2009.

At June 30, 2009, we also guaranteed minimum rent revenue to certain landlords who built medical office buildings on or near our hospital campuses. The maximum potential amount of future payments under these guarantees was $11 million. In accordance with FIN 45-3 (Section 460-10 of the Codification), we had a current liability of $1 million recorded for the fair value of these guarantees at June 30, 2009.

NOTE 6. EMPLOYEE BENEFIT PLANS

At June 30, 2009, there were approximately 11.9 million shares of common stock available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant.

Our income from continuing operations for the six months ended June 30, 2009 and 2008 includes $13 million and $20 million, respectively, of pretax compensation costs related to our stock-based compensation arrangements ($8 million and $13 million, respectively, after-tax, excluding the impact of the deferred tax asset valuation allowance).

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2009:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
Outstanding as of December 31, 2008	31,905,426	$18.48
Granted	22,008,680	1.16
Exercised	—	—
Forfeited/Expired	(2,894,336)	21.74

Outstanding as of June 30, 2009	51,019,770	$10.83	$36	6.5 years

Vested and expected to vest at June 30, 2009	48,679,744	$11.28	$33	6.3 years

Exercisable as of June 30, 2009	26,665,750	$19.26	$—	3.7 years

There were no stock options exercised during either the six months ended June 30, 2009 or the same period in 2008.

As of June 30, 2009, there were $16 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.3 years.

The weighted average estimated fair values of stock options we granted in the six months ended June 30, 2009 and 2008 were $0.67 per share and $2.43 per share respectively. These fair values were calculated based on each grant date, using a binomial lattice model with the following assumptions:

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Top Eleven Employees	All Other Employees	All Employees
Expected volatility	59-60%	59-60%	47%
Expected dividend yield	0%	0%	0%
Expected life	7.00 years	5.00 years	5.75 years
Expected forfeiture rate	4%	20%	7%
Risk-free interest rate	3.25% - 3.43%	2.52% - 2.81%	4.05%
Early exercise threshold	75% gain	50% gain	100% gain
Early exercise rate	20% per year	45% per year	20% per year

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

The following table summarizes information about our outstanding stock options at June 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $10.639	32,153,190	8.8 years	$3.27	7,799,170	$8.50
$10.64 to $13.959	4,860,185	3.0 years	11.81	4,860,185	11.81
$13.96 to $17.589	4,292,848	3.1 years	17.14	4,292,848	17.14
$17.59 to $28.759	2,960,667	1.7 years	27.32	2,960,667	27.32
$28.76 and over	6,752,880	2.0 years	34.87	6,752,880	34.87

	51,019,770	6.5 years	$10.83	26,665,750	$19.26

Restricted Stock Units

The following table summarizes restricted stock unit activity during the six months ended June 30, 2009:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2008	8,670,318	$6.04
Granted	522,324	2.24
Vested	(4,009,498)	5.85
Forfeited	(175,855)	5.43

Unvested as of June 30, 2009	5,007,289	$5.81

The restricted stock units granted in the six months ended June 30, 2009 were granted to our directors, vested immediately on the grant date and will be settled in shares of our common stock on the third anniversary of the date of the grant or upon termination of service to the board, unless settlement has been deferred. The fair value of these restricted stock units was based on our share price on the grant date.

As of June 30, 2009, there were $15 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.7 years.

NOTE 7. EQUITY

The following table shows the changes in consolidated equity during the six months ended June 30, 2009 and 2008 (dollars in millions, shares in thousands):

	Tenet Healthcare Corporation Shareholders’ Equity
	Shares Outstanding	Issued Par Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
Balances at December 31, 2008	477,173	$26	$4,445	$(37)	$(2,852)	$(1,479)	$44	$147
Net income	—	—	—	—	163	—	6	169
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Other comprehensive income	—	—	—	6	—	—	—	6
Stock-based compensation expense and issuance of common stock	3,643	—	12	—	—	2	—	14

Balances at June 30, 2009	480,816	$26	$4,457	$(31)	$(2,689)	$(1,477)	$47	$333

	Tenet Healthcare Corporation Shareholders’ Equity
	Shares Outstanding	Issued Par Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
Balances at December 31, 2007	474,379	$26	$4,412	$(28)	$(2,877)	$(1,479)	$34	$88
Net income (loss)	—	—	—	—	(46)	—	1	(45)
Contributions from noncontrolling interests	—	—	—	—	—	—	6	6
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Other comprehensive income	—	—	—	2	—	—	—	2
Stock-based compensation expense and issuance of common stock	2,104	—	19	—	—	—	—	19

Balances at June 30, 2008	476,483	$26	$4,431	$(26)	$(2,923)	$(1,479)	$40	$69

NOTE 8. OTHER COMPREHENSIVE INCOME (LOSS)

The table below shows each component of other comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(14)	$(15)	$169	$(45)
Other comprehensive income:
Unrealized gains on securities available for sale	3	2	2	1
Reclassification adjustments for realized losses included in net income (loss)	1	—	7	1

Other comprehensive income before income taxes	4	2	9	2
Income tax expense related to items of other comprehensive income	(1)	—	(3)	—

Total other comprehensive income, net of tax	3	2	6	2

Comprehensive income (loss)	(11)	(13)	175	(43)
Comprehensive income attributable to noncontrolling interests	(1)	—	(6)	(1)

Comprehensive income (loss) attributable to Tenet Healthcare Corporation shareholders	$(12)	$(13)	$169	$(44)

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

Professional and General Liability Insurance

At June 30, 2009 and December 31, 2008, the aggregate current and long-term professional and general liability reserves on our Condensed Consolidated Balance Sheets were approximately $622 million and $663 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and self-insured retention reserves recorded based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity composite rate of 2.83% and 3.32% at June 30, 2009 and December 31, 2008, respectively.

For the policy period June 1, 2009 through May 31, 2010, our hospitals generally have a self-insurance retention of $5 million per occurrence for all claims incurred. Our captive insurance company, The Healthcare Insurance Corporation (“THINC”), retains $10 million per occurrence above our hospitals’ $5 million self-insurance retention level. The next $10 million of claims in excess of these aggregate self-insurance retentions of $15 million per occurrence are 65% reinsured by THINC with independent reinsurance companies, with THINC retaining 35% or a maximum of $3.5 million. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies with major independent insurance companies, on a claims-made basis, subject to an aggregate limit of $175 million, with Tenet retaining 20% of the initial $50 million layer in excess of $25 million per claim or a maximum of $10 million.

For the policy period June 1, 2008 through May 31, 2009, our hospitals generally have a self-insurance retention of $5 million per occurrence for all claims incurred. THINC retains $10 million per occurrence above our hospitals’ $5 million self-insurance retention level. Claims in excess of these aggregate self-insurance retentions of $15 million per occurrence are substantially reinsured up to $25 million, with THINC retaining 30% of the next $10 million for each claim that exceeds $15 million or a maximum of $3 million. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies with major independent insurance companies, on a claims-made basis, subject to an aggregate limit of $275 million.

If the aggregate limit of any of our excess professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the excess limits available to pay any other material claims applicable to that policy period.

Included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $27 million and $38 million for the three months ended June 30, 2009 and 2008, respectively, and $48 million and $78 million for the six months ended June 30, 2009 and 2008, respectively.

NOTE 10. CLAIMS AND LAWSUITS

Currently pending and recently resolved material investigations, claims and legal proceedings that are not in the ordinary course of business are set forth below. Where specific amounts are sought in any pending investigation or legal proceeding, those amounts are disclosed. For all other matters, where a loss is reasonably possible and estimable, an estimate of the loss or a range of loss is provided. Where no estimate is provided, a loss is not reasonably possible or an amount of loss is not reasonably estimable at this time.

1.	Review of Inpatient Rehabilitation Services—Pursuant to the five-year corporate integrity agreement (“CIA”) we entered into with the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services in September 2006, we notified the OIG in October 2007 that we had completed a preliminary review of admissions to our inpatient rehabilitation unit at South Fulton Medical Center in East Point, Georgia that suggested further review was necessary to determine whether South Fulton had received Medicare overpayments reportable under our CIA. In January 2008, we submitted this matter into the OIG’s voluntary self-disclosure protocol. We recorded a reserve of approximately $5 million as of December 31, 2008 for this matter. The OIG subsequently accepted our submission. In February 2009, we received a letter from the U.S. Department of Justice, which is participating in this matter with the OIG, requesting additional information regarding the basis for our self-disclosure, as well as information related to admissions at our other active and closed inpatient rehabilitation hospitals and units for the period 2000 to the present. We are unable to predict the timing and outcome of this investigation, which is in its preliminary stages at this time.

2.	Wage and Hour Actions—We have been defending two coordinated lawsuits in Los Angeles Superior Court alleging that our hospitals violated certain provisions of California’s labor laws and applicable wage and hour regulations. The cases are: McDonough, et al. v. Tenet Healthcare Corporation and Tien, et al. v. Tenet Healthcare Corporation. Plaintiffs in both cases have sought back pay, statutory penalties, interest and attorneys’ fees. In June 2008, motions for class certification in the McDonough and Tien cases, which we opposed, were initially granted in part and denied in part. We filed a motion for reconsideration of the court’s class certification ruling and, in November 2008, the court issued a reconsidered ruling denying class certification with respect to all of plaintiffs’ claims, except with respect to one subclass later dismissed by the plaintiffs. In February 2009, plaintiffs filed a notice of appeal of the court’s decision. We continue to believe the court’s November 2008 ruling was correct and will defend that ruling on appeal.

On May 5, 2009, we received final approval of a settlement in two other wage and hour matters – Pagaduan v. Fountain Valley Regional Medical Center, which was pending in Los Angeles Superior Court, and Falck v. Tenet Healthcare Corporation, which was pending in U.S. District Court for the Central District of California. These lawsuits, which were certified as class actions in February 2008, specifically involved allegations regarding unpaid overtime. Plaintiffs in both cases sought back pay, statutory penalties, interest and attorneys’ fees. Although we believed our California hospitals’ overtime payments complied with state and federal law, we entered into the settlement in late 2008, though we did not admit any wrongdoing. The settlement, which is being administered by the Los Angeles Superior Court, was preliminarily approved in December 2008. Under the terms of the settlement and based on claims received and approved, our total liability (including the employer’s share of taxes on claims paid) will be approximately $81 million, subject to minor adjustment by the court. We have recorded an accrual of approximately $81 million as an estimated liability for the wage and hour actions (we recorded $6 million in the three months ended June 30, 2009, $47 million in the three months ended March 31, 2008, $10 million in the three months ended December 31, 2007 and $18 million in prior years). We paid $23 million of the settlement on July 31, 2009, and the remaining $58 million will be paid by August 24, 2009.

3.	Tax Disputes—See Note 11 for information concerning disputes with the Internal Revenue Service (“IRS”) regarding our federal tax returns. Our hospitals are also routinely subject to sales and use tax audits and personal property tax audits by the state and local government jurisdictions in which they do business. The results of the audits are frequently disputed, and such disputes are ordinarily resolved by administrative appeals or litigation.

4.	Civil Lawsuit on Appeal—In August 2007, the federal district court in Miami granted our motion for summary judgment, thereby dismissing the civil case filed as a purported class action by Boca Raton Community Hospital, which principally alleged that Tenet’s past pricing policies and receipt of Medicare outlier payments violated the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), causing harm to the plaintiff. The plaintiff sought unspecified amounts of damages (including treble damages under RICO), restitution, disgorgement and punitive damages. The plaintiff subsequently filed an appeal to the U.S. Court of Appeals for the Eleventh Circuit, which heard oral arguments in the matter in January 2009. We continue to believe that the trial court’s decision was correct and are awaiting the Eleventh Circuit’s decision on the appeal.

5.	Real Property Dispute—In August 2006, the University of Southern California filed a lawsuit in Los Angeles Superior Court against a Tenet subsidiary seeking to terminate a ground lease and a development and operating agreement between the University and our subsidiary, which built, owned and operated USC University Hospital, an acute care hospital located on land leased from the University in Los Angeles. We strongly disputed the University’s claims of default and also filed a cross-complaint in November 2007, asserting claims against the University for, among other things, breach of contract. In April 2008, we announced that we had signed a non-binding letter of intent for the University to acquire USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital, our 60-bed facility specializing in cancer treatment on the campus of USC University Hospital, in an effort to resolve the pending claims by both parties without protracted litigation. On March 31, 2009, we completed the sale of the two facilities to the University. As a result, the pending claims have been dismissed.

In addition to the matters described above, our hospitals are subject to investigations, claims and lawsuits in the ordinary course of business. Most of these matters involve allegations of medical malpractice or other injuries suffered at our hospitals. As previously reported, three such cases were filed as purported class action lawsuits and involve patients of our former Memorial Medical Center and Lindy Boggs Medical Center in New Orleans. In September 2008, class certification was granted in two of these suits – Preston, et al. v. Memorial Medical Center and Husband et al. v. Memorial Medical Center. In her order, the judge certified a class of all persons at Memorial during and in the days following Hurricane Katrina, excluding employees, who sustained injuries or died, as well as family members who themselves sustained injury as a result of such injuries or deaths to any person at Memorial, excluding employees, during that time. We filed an appeal of the class certification with the Louisiana Fourth Circuit Court of Appeal, and that court heard oral arguments on June 4, 2009. We expect a decision from the Court of Appeal late in the third quarter or early in the fourth quarter of 2009. In the remaining case, family members allege, on behalf of themselves and a purported class of other patients and their family members, similar damages as a result of injuries sustained at Lindy Boggs Medical Center during the aftermath of Hurricane Katrina. The certification hearing in that matter has not yet been scheduled. In addition to disputing the merits of the allegations in each of these suits, we contend that none of the actions meet the proper legal requirements for class actions and that each case must be adjudicated independently. We will, therefore, continue to oppose class certification and vigorously defend the hospitals in these matters.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the six months ended June 30, 2009 and 2008:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Balances at End of Period
Six Months Ended June 30, 2009
Continuing operations	$240	$10	$(51)	$199
Discontinued operations	—	—	—	—

	$240	$10	$(51)	$199

Six Months Ended June 30, 2008
Continuing operations	$282	$50	$(47)	$285
Discontinued operations	—	—	—	—

	$282	$50	$(47)	$285

For the six months ended June 30, 2009 and 2008, we recorded net costs of $10 million and $50 million, respectively, in connection with significant legal proceedings and investigations. The 2009 and 2008 costs primarily relate to a change in our estimated liability for the wage and hour actions. The 2008 payments relate to our 2006 civil settlement with the federal government.

NOTE 11. INCOME TAXES

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” as amended by FASB Staff Position No. 48-1 (Section 740-10 of the Codification), which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. During the six months ended June 30, 2009, we made no adjustments to our estimated liabilities for uncertain tax positions. The total amount of unrecognized tax benefits as of June 30, 2009 was $78 million ($61 million related to continuing operations and $17 million related to discontinued operations), which, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing and discontinued operations, primarily by reducing our valuation allowance for deferred tax assets.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense in our Condensed Consolidated Statements of Operations. Approximately $6 million of interest and penalties related to accrued liabilities for uncertain tax positions ($4 million related to continuing operations and $2 million related to discontinued operations) are included in our Condensed Consolidated Statement of Operations in the six months ended June 30, 2009. Total accrued interest and penalties on unrecognized tax benefits as of June 30, 2009 were $63 million ($39 million related to continuing operations and $24 million related to discontinued operations).

Income tax expense in the six months ended June 30, 2009 included the following: (1) an income tax benefit of $90 million in continuing operations to decrease the valuation allowance for our deferred tax assets and for other tax adjustments; (2) an income tax expense of $16 million in continuing operations related to stock-based compensation deductions; and (3) an income tax expense of $12 million in discontinued operations to increase the valuation allowance and for other tax adjustments.

In connection with an audit of our tax returns for the fiscal years ended May 31, 1998 through the transition period ended December 31, 2002, the IRS issued a statutory notice of tax deficiency asserting an aggregate tax deficiency of $204 million plus interest. This amount does not include an advance tax payment of $85 million we made in December 2006, an overpayment by us of $20 million for one of the years in the audit period, and the impact of our net operating losses from 2004, which would reduce the tax deficiency by $31 million. The principal issues that remain in dispute include the deductibility of a portion of certain civil settlements we paid to the federal government and depreciation expense with respect to certain capital expenditures. We believe our original deductions were appropriate, and we have contested the tax deficiency notice through formal litigation in U.S. Tax Court. Our tax returns for the years ended December 31, 2006 and December 31, 2007 are currently under examination by the IRS. These returns include deductions for amounts paid in connection with our 2006 civil settlement agreement with the federal government and upon which taxes had been paid by us in previous taxable years. We filed tax refund claims to recover such previously paid taxes, and we have received tax refunds of approximately $200 million as of June 30, 2009. The tax treatment of the civil settlement payments is being considered as part of the IRS’ examination. We presently cannot predict the ultimate resolution of our IRS examinations, which could have a material adverse effect on our financial condition, results of operations or cash flows.

At June 30, 2009, approximately $47 million of unrecognized federal and state tax benefits may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of the statute of limitations.

At June 30, 2009, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss carryforwards of approximately $2.0 billion expiring in 2024 to 2028, (2) approximately $27 million in alternative minimum tax credits with no expiration, and (3) general business credit carryforwards of approximately $13 million expiring in 2023 to 2028.

NOTE 12. EARNINGS PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings (loss) per common share calculations for income (loss) from continuing operations for the three and six months ended June 30, 2009 and 2008. Income (loss) is expressed in millions and weighted average shares are expressed in thousands.

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Per- Share Amount
Three Months Ended June 30, 2009
Income available to Tenet Healthcare Corporation shareholders for basic earnings per share	$2	480,447	$0.01
Effect of dilutive stock options and restricted stock units	—	7,797	—

Income available to Tenet Healthcare Corporation shareholders for diluted earnings per share	$2	488,244	$0.01

Three Months Ended June 30, 2008
Loss to Tenet Healthcare Corporation shareholders for basic earnings per share	$(17)	476,308	$(0.03)
Effect of dilutive stock options and restricted stock units	—	—	—

Loss to Tenet Healthcare Corporation shareholders for diluted earnings per share	$(17)	476,308	$(0.03)

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Per- Share Amount
Six Months Ended June 30, 2009
Income available to Tenet Healthcare Corporation shareholders for basic earnings per share	$195	479,410	$0.41
Effect of dilutive stock options and restricted stock units	—	4,468	—

Income available to Tenet Healthcare Corporation shareholders for diluted earnings per share	$195	483,878	$0.41

Six Months Ended June 30, 2008
Loss to Tenet Healthcare Corporation shareholders for basic earnings per share	$(40)	475,687	$(0.09)
Effect of dilutive stock options and restricted stock units	—	—	—

Loss to Tenet Healthcare Corporation shareholders for diluted earnings per share	$(40)	475,687	$(0.09)

Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, were not included in the computation of diluted shares for the three and six months ended June 30, 2009 were 29,278 and 29,343 shares, respectively.

All potentially dilutive securities were excluded from the calculation of diluted earnings (loss) per share for the three and six months ended June 30, 2008 because we did not report income from continuing operations in those periods. In circumstances where we do not have income from continuing operations, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations has the effect of making the diluted loss per share less than the basic loss per share. Had we generated income from continuing operations in the three and six months ended June 30, 2008, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase of 2,942 and 1,911 shares, respectively. Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, would not have been included in the computation of diluted shares if we had income from continuing operations for the three months and six months ended June 30, 2008 were 32,504 shares for both periods.

NOTE 13. FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS 157 (Section 820-10 of the Codification), which provides a new definition for fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 as of January 1, 2008 for our financial assets and liabilities that are re-measured and reported at fair value for each reporting period. Our financial assets and liabilities recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by our captive insurance subsidiaries and to our derivative contracts. The adoption of SFAS 157 to our financial assets did not have any impact on our financial results.

Even though the adoption of SFAS 157 did not materially impact our financial condition, results of operations or cash flows, we are now required to provide additional disclosures under SFAS 157 as part of our financial statements. The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009 and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Marketable debt securities - current	$3	$3	$—	$—
Investments in Reserve Yield Plus Fund	6	—	6	—
Marketable debt securities - noncurrent	37	15	21	1

	$46	$18	$27	$1

Derivative Contracts:
LIBOR cap agreement	$3	$—	$3	$—

Interest rate swap agreement	$(19)	$—	$(19)	$—

The change in the fair value of our auction rate securities valued using significant unobservable inputs is shown below:

Fair value recorded at December 31, 2008	$1
Adjustment to record reduction in estimated fair value of auction rate securities	—

Fair value recorded at June 30, 2009	$1

Fair value recorded at December 31, 2007	$2
Adjustment to record reduction in estimated fair value of auction rate securities	(1)

Fair value recorded at June 30, 2008	$1

At June 30, 2009, one of our captive insurance subsidiaries held $1 million of preferred stock and other securities that were distributed from auction rate securities whose auctions have failed due to sell orders exceeding buy orders. Even though there has been an illiquid market for these securities for over a year, we were not required to record an other-than-temporary impairment during the six months ended June 30, 2009. However, as a result of downgraded ratings on certain of our auction rate securities, which we attributed to liquidity issues rather than credit issues, we recorded an unrealized loss of $1 million in accumulated other comprehensive loss during the six months ended June 30, 2008. Fair values using significant other observable inputs were determined using a combination, where applicable, of trading levels of the related operating or holding companies’ credit default swaps, other subordinated and senior securities of the issuers, expected discounted cash flows using LIBOR plus 150 to 200 basis points and a discount from par based on the issuers’ credit ratings.

At June 30, 2009, the fair value of our investments in the Reserve Yield Plus Fund was $6 million. The cost of our investment was $7 million. In mid-September 2008, the net asset value of the fund decreased below $1 per share as a result of a valuation of certain investments at zero that the fund held in a company that filed for bankruptcy. Therefore, we recorded a $1 million loss related to our then $49 million investment in the fund to recognize our pro rata share of the estimated loss in this investment. We requested the redemption of our investments in the fund, and in the six months ended June 30, 2009 and the three months ended December 31, 2008, we received $8 million and $34 million, respectively, of cash distributions from the fund. While we expect to receive substantially all of our remaining holdings in the fund, we cannot predict the ultimate timing of when we will receive the funds. Accordingly, we have classified our holdings as investments in the Reserve Yield Plus Fund, rather than as cash and cash equivalents, on our Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008.

We adopted the provisions of SFAS 157 as of January 1, 2009 for our non-financial assets and liabilities that are not permitted or required to be measured at fair value on a recurring basis. Our non-financial assets and liabilities not permitted or required to be measured at fair value on a recurring basis typically relate to long-lived assets held and used, long-lived assets held for sale and goodwill. We are now required to provide additional disclosures under SFAS 157 as part of our financial statements for each major category of assets and liabilities measured at fair value on a non-recurring basis. The following table presents this information as of June 30, 2009 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities, which generally are not applicable to non-financial assets and liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as appraisals or established market values of comparable assets. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability, such as internal estimates of future cash flows.

	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held for sale	$16	$—	$16	$—

As described in Note 3, we recorded impairment charges in discontinued operations in the six months ended June 30, 2009 of $8 million to adjust the carrying values of assets held for sale primarily related to NorthShore Regional Medical Center to their fair values, less costs to sell. The impairment charges consisted of $5 million for the write-down of long-lived assets and $3 million of goodwill related to the hospital.

The fair value of our long-term debt is based on quoted market prices. At June 30, 2009 and December 31, 2008, the estimated fair value of our long-term debt was approximately 93.7% and 73.3%, respectively, of the carrying value of the debt.

NOTE 14. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB has stated that the Codification will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS 168 will have no impact on our financial condition, results of operations or cash flows.

Also in June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). The objective of SFAS 167 is to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (Section 810-10 of the Codification) to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We are currently evaluating the potential impact of SFAS 167, but we do not expect it to have a material impact on our financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) (Section 855-10 of the Codification). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. We adopted the new disclosure requirement beginning with our June 30, 2009 Condensed Consolidated Financial Statements, with no impact on our financial condition, results of operations or cash flows.

NOTE 15. SALES OF INVESTMENTS

During the three months ended June 30, 2009, we recorded a gain on sale of investment of approximately $15 million in continuing operations related to the sale of our 50% membership interest in PHN.

NOTE 16. SUBSEQUENT EVENT

In early July 2009, we completed open market repurchases of approximately $68 million aggregate principal amount of our senior notes due in 2011, 2012, 2014 and 2031 for cash of approximately $60 million. We estimate that these repurchases will result in a pretax gain in continuing operations of approximately $6 million in the three months ending September 30, 2009.

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

EXECUTIVE OVERVIEW

We continue to focus on the execution of our operating and financing strategies. While we have seen certain areas of improvement, we are still facing several industry challenges that continue to negatively affect our progress. We are dedicated to improving our patients’, shareholders’ and other stakeholders’ confidence in us. We believe we will accomplish that by providing quality care and generating positive growth and earnings at our hospitals.

KEY DEVELOPMENTS

Recent key developments include the following:

Repurchases of Senior Notes—In early July 2009, we completed open market repurchases of approximately $68 million aggregate principal amount of our senior notes due in 2011, 2012, 2014 and 2031 for cash of approximately $60 million. We estimate that these repurchases will result in a pretax gain in continuing operations of approximately $6 million in the three months ending September 30, 2009.

Private Offering of Senior Secured Notes—In June 2009, we sold $925 million aggregate principal amount of 8 7/8% senior secured notes due 2019 in a private placement. We will pay interest on the senior secured notes semi-annually in arrears on January 1 and July 1 of each year, commencing January 1, 2010. The senior secured notes rank equally with our 9% senior secured notes due 2015 and 10% senior secured notes due 2018. All of our senior secured notes are guaranteed by and secured by a first-priority pledge of the capital stock and other ownership interests of certain of our subsidiaries.

Tender Offer to Purchase Senior Notes—In June 2009, we purchased in a cash tender offer approximately $900 million of the $1 billion aggregate principal amount outstanding of our 9 7/8% senior notes due 2014 for total consideration of approximately $941 million, representing approximately $900 million in principal payments and approximately $41 million in accrued and unpaid interest through the dates of purchase. We purchased the 9 7/8% senior notes with the net proceeds of approximately $881 million from the offering of the 8 7/8% senior secured notes and cash on hand. In connection with the purchases of our 9 7/8% senior notes, we recorded a loss from early extinguishment of debt of approximately $24 million related to the write-off of unamortized notes discounts and issuance costs.

NorthShore Regional Medical Center Lease Not Renewed—In May 2009, we announced that we would not renew the lease for NorthShore Regional Medical Center in Slidell, Louisiana, which expires in May 2010. We will work with the hospital’s owner to facilitate a transition of the hospital to a new operator once one has been identified.

New Joint Venture Created—In May 2009, we announced the creation of MED3000 Practice Resources, LLC, a joint venture between MED3000, Inc., an unaffiliated third party, and one of our subsidiaries, which is a 20% minority owner. The new joint venture will initially focus on providing services to physician practices in the 12 states where we currently operate. In addition, the joint venture will provide health information technology (including practice management systems, electronic health records and personal health records) and management services (including revenue cycle management, group purchasing and comprehensive practice and data management).

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

In our efforts to continuously improve our clinical outcomes and to drive down our cost of care, we launched our Medicare Performance Initiative in the second quarter of 2009. This project is focused on the dissemination of best practices based on evidence-based medicine, which we expect to result in driving down length of stay, as well as minimizing redundant ancillary services and readmissions for hospitalized patients.

Bad Debt—Like other organizations in the health care industry, we continue to provide services to a high volume of uninsured patients and more patients than in prior years with an increased burden of co-payments and deductibles as a result of changes in their health care plans. The discounting components of our Compact with Uninsured Patients (“Compact”) have reduced our provision for doubtful accounts recorded in our Condensed Consolidated Financial Statements, but they do not mitigate the net economic effects of treating uninsured or underinsured patients. We continue to experience a high level of uncollectible accounts, and we continue to focus, where applicable, on placement of patients in various government programs, such as Medicaid. However, unless our business mix shifts toward a greater number of insured patients or the trend of higher co-payments and deductibles reverses, we anticipate this high level of uncollectible accounts to continue.

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

General Economic Conditions—We believe the current economic downturn, tightening in the credit markets, and instability in the banking and financial institution industries has had some impact on our volumes and has affected our ability to collect outstanding receivables. A significant amount of our admissions comes through our emergency rooms and, therefore, is not usually materially impacted by broad economic factors. However, our levels of elective procedures and our ability to collect accounts receivable, due to the related effects of higher unemployment and reductions in commercial managed care enrollment, may be materially impacted if the current economic environment continues. We could also be negatively affected if California, Florida or other states reduce funding of Medicaid and other state health care programs.

RESULTS OF OPERATIONS—OVERVIEW

Our results of operations have been and continue to be influenced by industry-wide challenges, including fluctuating volumes, decreased demand for inpatient cardiac procedures and high levels of bad debt, that have negatively affected our revenue growth and operating expenses. We believe our future profitability will be achieved through volume growth, appropriate reimbursement levels and cost control across our portfolio of hospitals. Because we believe our results of operations for our most recent fiscal quarter best reflect the trends we are currently experiencing with respect to volumes, revenues and expenses, we have provided below detailed information about these metrics for the three months ended June 30, 2009 and 2008. In order to disclose trends using data comparable to the prior-year period, operating statistics in this section and throughout Management’s Discussion and Analysis are presented on a same-hospital basis, where noted, and exclude the results of our Sierra Providence East Medical Center, which opened in May 2008, because we do not yet have a full calendar year of operating results for that hospital, and NorthShore Regional Medical Center, which was reclassified to discontinued operations in the three months ended June 30, 2009.

	Same-Hospital Continuing Operations
	Three Months Ended June 30,
Admissions, Patient Days and Surgeries	2009	2008	Increase (Decrease)
Commercial managed care admissions	33,519	35,557	(5.7)%
Governmental managed care admissions	28,977	26,761	8.3%
Medicare admissions	38,632	39,734	(2.8)%
Medicaid admissions	15,591	15,562	0.2%
Uninsured admissions	5,860	5,936	(1.3)%
Charity care admissions	2,731	2,484	9.9%
Other admissions	3,508	3,306	6.1%
Total admissions	128,818	129,340	(0.4)%
Paying admissions (excludes charity and uninsured)	120,227	120,920	(0.6)%
Charity admissions and uninsured admissions	8,591	8,420	2.0%
Admissions through emergency department	73,701	72,125	2.2%
Commercial managed care admissions as a percentage of total admissions	26.0%	27.5%	(1.5	)%(1)
Emergency department admissions as a percentage of total admissions	57.2%	55.8%	1.4	%(1)
Uninsured admissions as a percentage of total admissions	4.5%	4.6%	(0.1	)%(1)
Charity admissions as a percentage of total admissions	2.1%	1.9%	0.2	%(1)
Surgeries – inpatient	38,298	38,789	(1.3)%
Surgeries – outpatient	53,277	51,464	3.5%
Total surgeries	91,575	90,253	1.5%
Patient days – total	624,125	640,812	(2.6)%
Adjusted patient days(2)	931,502	927,945	0.4%
Patient days – commercial managed care	132,024	143,165	(7.8)%
Average length of stay (days)	4.9	5.0	(0.1	)(1)
Adjusted patient admissions(2)	193,572	188,696	2.6%

(1)	The change is the difference between the amounts shown for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.
(2)	Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Total same-hospital admissions were relatively flat, with a decline of 0.4% in the three months ended June 30, 2009 as compared to the same period in 2008. Commercial managed care admissions declined by 5.7% in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. Our Central region and our Philadelphia market both achieved positive total admissions growth, while our other regions reported slight declines in admissions, in the three months ended June 30, 2009 as compared to the same period in 2008. Surgery growth remained strong in the three months ended June 30, 2009, with a 1.5% increase in total surgeries that was comprised of outpatient surgery growth of 3.5% and a decline in inpatient surgeries of 1.3%, in each case as compared to the three months ended June 30, 2008.

	Same-Hospital Continuing Operations
	Three Months Ended June 30,
Outpatient Visits	2009	2008	Increase (Decrease)
Commercial managed care visits	352,700	350,535	0.6%
Governmental managed care visits	186,919	154,131	21.3%
Medicare visits	213,403	212,219	0.6%
Medicaid visits	75,866	67,159	13.0%
Uninsured visits	93,822	99,780	(6.0)%
Charity care visits	7,287	4,858	50.0%
Other visits	53,098	51,831	2.4%
Total visits	983,095	940,513	4.5%
Paying visits (excludes charity and uninsured)	881,986	835,875	5.5%
Surgery visits	53,277	51,464	3.5%
Emergency department visits	356,125	327,311	8.8%
Charity visits and uninsured visits	101,109	104,638	(3.4)%
Charity visits and uninsured visits as a percentage of total visits	10.3%	11.1%	(0.8	)%(1)
Commercial visits as a percentage of total visits	35.9%	37.3%	(1.4	)%(1)

(1)	The change is the difference between the amounts shown for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

We had strong growth of 42,582 outpatient visits, or 4.5%, in total same-hospital outpatient visits in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. This growth was highlighted by improving mix, including 5.5% growth in total paying outpatient visits (excluding charity and uninsured outpatient visits) and 0.6% growth in commercial managed care outpatient visits in the three months ended June 30, 2009 compared to the same period in 2008.

Outpatient surgeries experienced strong growth, increasing by 3.5%, as did outpatient imaging, which increased by 2.6%, in the three months ended June 30, 2009 as compared to the same period in 2008.

Emergency department outpatient visits increased 28,814 visits, or 8.8%, in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. This increase in emergency room outpatient visits contributed 67.7% of the increase in total outpatient visits in the three months ended June 30, 2009 as compared to the same period in 2008.

All of our regions, except our Southern States region, showed strong growth in outpatient visits in the three months ended June 30, 2009 compared to the same period in 2008. Our Southern States region experienced outpatient volumes that were approximately flat in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

	Same-Hospital Continuing Operations
	Three Months Ended June 30,
Revenues	2009	2008	Increase (Decrease)
Net operating revenues	$2,205	$2,110	4.5%
Net patient revenue from commercial managed care	$887	$853	4.0%
Revenues from the uninsured	$154	$158	(2.5)%
Net inpatient revenues(1)	$1,427	$1,391	2.6%
Net outpatient revenues(1)	$692	$645	7.3%

(1)	Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $64 million and $66 million for the three months ended June 30, 2009 and 2008, respectively. Net outpatient revenues include self-pay revenues of $90 million and $92 million for the three months ended June 30, 2009 and 2008, respectively.

Unfavorable prior-year cost report adjustments reduced net operating revenues by approximately $12 million in the three months ended June 30, 2009 as compared to a reduction of $9 million in the three months ended June 30, 2008.

Commercial managed care revenues increased by approximately 4.0%, representing a rate of growth significantly in excess of the 5.7% decline in commercial managed care admissions and 0.6% growth in commercial managed care outpatient visits in the three months ended June 30, 2009 as compared to the same period in 2008.

	Same-Hospital Continuing Operations
	Three Months Ended June 30,
Revenues on a Per Patient Day, Per Admission and Per Visit Basis	2009	2008	Increase (Decrease)
Net inpatient revenue per admission	$11,078	$10,755	3.0%
Net inpatient revenue per patient day	$2,286	$2,171	5.3%
Net outpatient revenue per visit	$704	$686	2.6%
Net patient revenue per adjusted patient admission(1)	$10,947	$10,790	1.5%
Net patient revenue per adjusted patient day(1)	$2,275	$2,194	3.7%
Managed care: net inpatient revenue per admission	$12,108	$11,446	5.8%
Managed care: net outpatient revenue per visit	$822	$802	2.5%

(1)	Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Pricing improvement was evident across all key metrics, primarily reflecting the improved terms of our commercial managed care contracts. The growth in net inpatient revenue per admission of 3.0% was constrained by the 5.7% decline in commercial managed care admissions in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

	Same-Hospital Continuing Operations
	Three Months Ended June 30,
Selected Operating Expenses	2009	2008	Increase (Decrease)
Salaries, wages and benefits	$942	$930	1.3%
Supplies	392	377	4.0%
Other operating expenses	467	482	(3.1)%

Total	$1,801	$1,789	0.7%
Rent/lease expense(1)	$36	$33	9.1%
Salaries, wages and benefits per adjusted patient day(2)	$1,011	$1,002	0.9%
Supplies per adjusted patient day(2)	421	406	3.7%
Other operating expenses per adjusted patient day(2)	501	519	(3.5)%

Total per adjusted patient day	$1,933	$1,927	0.3%

(1)	Included in other operating expenses.
(2)	Adjusted patient days represent actual patient days adjusted to include outpatient services by multiplying actual patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Salaries, wages and benefits per adjusted patient day increased by approximately 0.9% in the three months ended June 30, 2009 as compared to the same period in 2008. This increase is primarily due to higher compensation and health benefits costs, partially offset by a decline in full-time employee headcount, reduced contract labor expense, lower stock-based compensation expense, a lower 401(k) match effective January 1, 2009 and lower overtime costs. Contract labor expense, which is included in salaries, wages and benefits, was $21 million in the three months ended June 30, 2009, a decrease of $17 million, or 45%, as compared to the same period in 2008.

Supplies expense per adjusted patient day increased by 3.7% in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The increase in supplies expense is primarily due to the increase in the number of surgeries, which grew by 1.5%, and increased utilization of high cost implants and high cost drugs. A portion of the increase in supplies expense is offset by revenue growth related to payments we receive from certain payers.

Other operating expenses per adjusted patient day decreased by 3.5% in the three months ended June 30, 2009 as compared to the same period in 2008. Contributing to this decrease was an $11 million, or 28.9%, decline in total hospital malpractice expense to $27 million in the three months ended June 30, 2009, compared to $38 million in the three months ended June 30, 2008. This decrease is primarily attributable to improved claims experience. A decline in consulting costs also had a favorable impact on other operating expenses. The favorable impact of these items was partially offset by increases in other items, including higher physician fees relating to increased emergency department on-call payments and increases in the costs of contracted services.

Total selected operating expenses, which is defined as salaries, wages and benefits, supplies, and other operating expenses, increased by 0.3% on a per adjusted patient day basis in the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

	Same-Hospital Continuing Operations
	Three Months Ended June 30,
Provision for Doubtful Accounts	2009	2008	Increase (Decrease)
Provision for doubtful accounts	$163	$152	7.2%
Provision for doubtful accounts as a percentage of net operating revenues	7.4%	7.2%	0.2	%(1)
Collection rate from self-pay	30.8%	34.0%	(3.2	)%(1)
Collection rate from managed care payers	97.9%	97.5%	0.4	%(1)

(1)	The change is the difference between the amounts shown for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Provision for doubtful accounts increased by $11 million, or 7.2%, in the three months ended June 30, 2009 as compared to the same period in 2008. The increase in provision for doubtful accounts was related to decreased collection rates from self-pay accounts, higher pricing and higher patient insurance deductibles, partially offset by the decline in uninsured revenues and improved managed care accounts receivable aging categories. Our self-pay collection rate, which is the aggregate collection rate for uninsured and balance-after accounts receivable, declined to approximately 30.8% in the three months ended June 30, 2009 from 34.0% in the same period in 2008 and 31.4% in the three months ended March 31, 2009.

The table below shows the pretax and after-tax impact on continuing operations for the three and six months ended June 30, 2009 and 2008 of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Expense) Income
Impairment of long-lived assets and goodwill, and restructuring charges	$(1)	$(2)	$(6)	$(3)
Litigation and investigation costs	(9)	(3)	(10)	(50)
Gain (loss) from early extinguishment of debt	(21)	—	113	—
Gain on sales of investments	15	—	15	—

Pretax impact	$(16)	$(5)	112	$(53)
Deferred tax asset valuation allowance and other tax adjustments	$1	$(1)	$74	$(2)
Total after-tax impact	$(8)	$(4)	$144	$(36)
Diluted per-share impact of above items	$(0.02)	$(0.01)	$0.31	$(0.08)
Diluted earnings (loss) per share, including above items	$0.01	$(0.03)	$0.41	$(0.09)

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $758 million at June 30, 2009, an increase of $106 million from $652 million at March 31, 2009.

Significant cash flow items in the three months ended June 30, 2009 included:

•	Net proceeds of $881 million from our offering of $925 million aggregate principal amount of 8 7/8% senior secured notes due 2019;

•	Payments of approximately $900 million to purchase $900 million aggregate principal amount of our 9 7/8% senior notes due 2014 in a cash tender offer;

•

Interest payments of $91 million, including $41 million of payments that were accelerated and paid in the three months ended June 30, 2009 as a result of our repurchase of $900 million aggregate principal amount of our 9 7/8% senior notes due 2014, and $5 million of interest payments under an interest rate swap agreement that has the effect of converting our 7 3 /8% senior notes due 2013 from a fixed interest rate paid semi-annually to a variable interest rate paid monthly based on the one-month LIBOR plus a floating rate spread of approximately 5.46%;

•	$24 million of payments for deferred debt issuance costs classified as financing activities;

•	Capital expenditures of $71 million;

•	$49 million of proceeds classified as investing activities from the early redemption of our investment in hospital authority bonds related to previously divested hospitals in the Dallas, Texas area;

•	$23 million in principal payments classified as operating cash outflows from continuing operations related to our 2006 civil settlement with the federal government;

•	Income tax refunds of $22 million, net of payments;

•	Proceeds of $7 million from sales of facilities and other assets related to discontinued operations, which are classified as investing activity cash flows;

•

A $47 million decrease in the cash and cash equivalents balance related to our Medicare health maintenance organization (“HMO”) insurance subsidiary operating in Louisiana prior to us divesting this subsidiary, primarily due to the timing of monthly payments from the Centers for Medicare and Medicaid Services (“CMS”) of the U.S. Department of Health and Human Services (“HHS”), which is classified as a discontinued operations cash outflow from operations; and

•	A $19 million net decrease in cash as a result of the sale of our Medicare HMO insurance operations in Louisiana, which is classified as an investing activity outflow.

Net cash provided by operating activities was $164 million in the six months ended June 30, 2009 compared to net cash used by operating activities of $10 million in the six months ended June 30, 2008. Key negative and positive factors contributing to the change between the 2009 and 2008 periods include the following:

•

Additional interest payments of $46 million, primarily due to interest payments that were accelerated and paid in the six months ended June 30, 2009 as a result of our various long-term debt transactions in the period;

•

Increased income from continuing operations before income taxes of $113 million, excluding gain from early extinguishment of debt, litigation and investigation costs, and impairment and restructuring charges, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008;

•	$10 million of cash received from Stanislaus County with respect to the residency program funding grant agreement between our Doctors Medical Center and the County;

•

$24 million of higher cash provided by operating activities from discontinued operations in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 principally due to the liquidation of accounts receivable and other working capital balances related to divested hospitals;

•	Additional cash flows of $63 million as a result of enhanced management of accounts receivable; and

•

Additional aggregate annual 401(k) matching contributions and annual incentive compensation payments of $7 million ($123 million in the six months ended June 30, 2009 compared to $116 million in the same period in 2008).

In early July 2009, we completed open market repurchases of approximately $68 million aggregate principal amount of our senior notes due in 2011, 2012, 2014 and 2031 for cash of approximately $60 million. Also in July 2009, we paid $23 million of our $81 million settlement to resolve two wage and hour litigation matters discussed in Note 10 to our Condensed Consolidated Financial Statements. The remaining $58 million will be paid by us no later than August 24, 2009.

FORWARD-LOOKING STATEMENTS

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements represent management’s current belief, based on currently available information, as to the outcome and timing of future events. They involve known and unknown risks, uncertainties and other factors—many of which we are unable to predict or control—that may cause our actual results, performance or achievements, or health care industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the following risks, many of which are described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 (“Annual Report”):

•

A reduction in the payments we receive from managed care payers as reimbursement for the health care services we provide and difficulties we may encounter collecting amounts owed from managed care payers;

•

Changes in the Medicare and Medicaid programs or other government health care programs, as a result of national health care reform or otherwise, including modifications to patient eligibility requirements, funding levels or the method of calculating payments or reimbursements;

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

The table below shows the sources of net patient revenues on a same-hospital basis, expressed as percentages of net patient revenues from all sources:

	Three Months Ended June 30,			Six Months Ended June 30,
Net Patient Revenues from:	2009	2008	Increase (Decrease)(1)	2009	2008	Increase (Decrease)(1)
Medicare	24.0%	25.1%	(1.1)%	25.5%	25.7%	(0.2)%
Medicaid	8.4%	8.4%	—%	8.2%	8.4%	(0.2)%
Managed care – governmental	14.8%	13.0%	1.8%	14.8%	13.1%	1.7%
Managed care – commercial	41.8%	41.9%	(0.1)%	41.2%	41.0%	0.2%
Indemnity, self-pay and other	11.0%	11.6%	(0.6)%	10.3%	11.8%	(1.5)%

(1)	The increase (decrease) is the difference between the 2009 and 2008 percentages shown.

Our payer mix on a same-hospital admissions basis, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended June 30,			Six Months Ended June 30,
Admissions from:	2009	2008	Increase (Decrease)(1)	2009	2008	Increase (Decrease)(1)
Medicare	30.0%	30.7%	(0.7)%	30.8%	31.7%	(0.9)%
Medicaid	12.1%	12.0%	0.1%	11.9%	12.1%	(0.2)%
Managed care – governmental	22.5%	20.7%	1.8%	22.6%	20.5%	2.1%
Managed care – commercial	26.0%	27.5%	(1.5)%	25.8%	26.7%	(0.9)%
Indemnity, self-pay and other	9.4%	9.1%	0.3%	8.9%	9.0%	(0.1)%

(1)	The increase (decrease) is the difference between the 2009 and 2008 percentages shown.

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

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan, is a fee-for-service payment system. The other option, called Medicare Advantage, includes health maintenance organizations, preferred provider organizations, private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues for services provided to patients enrolled in the Original Medicare Plan for the three and six months ended June 30, 2009 and 2008 are set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue Descriptions	2009	2008	2009	2008
Diagnosis-related group – operating	$294	$287	$615	$604
Diagnosis-related group – capital	27	27	56	56
Outlier	18	18	39	35
Outpatient	105	94	210	186
Disproportionate share	51	50	109	104
Direct Graduate and Indirect Medical Education	29	28	57	56
Other(1)	13	22	37	41
Adjustments for prior-year cost reports and related valuation allowances	(15)	(8)	(4)	(8)

Total Medicare net patient revenues	$522	$518	$1,119	$1,074

(1)	The other revenue category includes one skilled nursing facility, inpatient psychiatric units, one inpatient rehabilitation hospital (which we closed during the three months ended March 31, 2009), inpatient rehabilitation units, one long-term acute care hospital, other revenue adjustments, and adjustments related to the estimates for current-year cost reports and related valuation allowances.

In our Annual Report, we provide a general description of the types of payments we receive for services provided to patients enrolled in the original Medicare Plan, including disproportionate share hospital (“DSH”) payments. The primary method for a hospital to qualify for DSH payments is based on a complex statutory formula that results in a DSH percentage that is applied to payments based on Medicare severity-adjusted diagnosis related groups (“MS-DRGs”). The DSH percentage is equal to the sum of the percentage of Medicare inpatient days attributable to patients eligible for both the Traditional Medicare Plan (“Part A”) and Supplemental Security Income (“SSI”) percentage, and the percentage of total inpatient days attributable to patients eligible for Medicaid but not Medicare Part A. Hospitals receive interim DSH payments that are reconciled in the annual cost report. CMS develops and distributes the SSI percentages, typically one year after the close of the federal fiscal year (“FFY”); however, the release of the SSI percentages has been delayed in recent years as CMS continues to examine and refine the data. Historically, the SSI percentage included only patient days paid under Part A. In June 2009, CMS released the FFY 2007 SSI percentages, which reflect a policy change to include the Medicare Advantage (“Part C”) days in the ratio. The 2007 SSI percentages will be used to settle our 2007 cost reports, and we estimate they will have an unfavorable impact on our Medicare net revenue of approximately $9 million. CMS has not released the 2008 and 2009 SSI percentages; however, using the 2007 SSI percentages to approximate the 2008 and 2009 SSI percentages, we estimate they will have an unfavorable impact on our Medicare net revenue for our 2008 and 2009 cost reporting periods through June 30, 2009 of approximately $14 million.

Accordingly, we recorded an unfavorable adjustment of $23 million ($16 million related to prior years and $7 million related to the current year) in the three months ended June 30, 2009. CMS recently instructed hospitals to submit information related to Part C for FFY 2006, and according to the CMS website, the 2006 SSI data is under review. While it is likely that CMS will revise the 2006 SSI percentages in the future, we cannot predict what those changes will be or how they might impact our Medicare net revenue. The SSI percentage is subject to administrative and judicial review through the cost report appeal process; however, cost report appeals can take many years to resolve.

Medicaid

Medicaid programs are funded by both the federal government and state governments. These programs and the reimbursement methodologies are administered by the states and vary from state to state and from year to year.

Estimated payments under various state Medicaid programs, excluding state-funded managed care Medicaid programs, constituted approximately 8.2% and 8.4% of net patient revenues at our continuing general hospitals for the six months ended June 30, 2009 and 2008, respectively. These payments are typically based on fixed rates determined by the individual states. We also receive DSH payments under various state Medicaid programs. For the six months ended June 30, 2009 and 2008, our revenue attributable to DSH payments and other state-funded subsidy payments was approximately $86 million and $79 million, respectively.

Medicaid patient revenues of our continuing general hospitals by state for the six months ended June 30, 2009 are set forth in the table below:

Six Months Ended June 30, 2009
Florida	$88
California	60
Georgia	41
Missouri	36
Texas	31
Pennsylvania	28
South Carolina	26
North Carolina	15
Nebraska	12
Alabama	11
Tennessee	4

$352

Several states in which we operate have recently faced budgetary challenges that resulted in reduced Medicaid funding levels to hospitals and other providers. Most states began a new fiscal year on July 1, and although most addressed projected shortfalls in their final budgets, some states may face mid-year budget gaps that could result in additional reductions to Medicaid payments, coverage and eligibility or additional taxes on hospitals. For example:

•

In Florida, the legislature held a special session in January 2009 to address that state’s mid-year budget deficit and proposed several changes for consideration in the full legislative session that commenced February 1, 2009. The changes passed in the special session resulted in a 4% across-the-board reduction in Medicaid rates effective March 1, 2009. We estimate that the impact of these changes on our Florida hospitals’ revenues will be a reduction of approximately $5 million in 2009. The fiscal year 2010 budget adopted in May 2009 does not include additional reductions to Medicaid hospital payments.

•

In September 2008, the Governor of California approved a budget containing more than $544 million in reductions to Medi-Cal, the state’s Medicaid program, for the state fiscal year beginning July 1, 2008. Many of the changes had been put forward as part of a mid-year budget correction enacted in February 2008 with a delayed implementation to the 2008-2009 state fiscal year. The final budget included a 10% reduction to certain Medi-Cal provider payments from July 1, 2008 to March 1, 2009, when the 10% reduction was reduced to 1%. At this time, we estimate that these payment reductions will reduce our revenues by approximately $9 million in 2009. The reductions also apply to capitation payments to Medi-Cal managed care plans; however, we cannot estimate at this time what impact the reductions will have on such payments. In addition to provider payment reductions, the budget included payment deferrals and reductions in coverage. A one-time delay in payments occurred during

March 2009, and an additional deferral was added in June. California state law now allows for Medi-Cal payments to be delayed from the last two weeks in June, until July, the beginning of the new state fiscal year. On February 20, 2009, a new budget plan for California was released to address budget deficits in the 2008-2009 state fiscal year, as well as the new state fiscal year beginning July 1, 2009. The new plan included eliminating some benefits and further reductions in coverage. Legal challenges to these reductions have been filed, and temporary injunctive relief on certain elements of the reductions was granted in March 2009. We cannot predict the final outcome of the litigation or the impact it might have on our operations, net revenues or cash flows. Additional cuts to the February 2009 budget were approved July 28, 2009. This new budget package includes approximately $2 billion in cuts to health programs allocated between disproportionate share hospitals, the Distressed Hospital Fund, hospital-based skilled nursing facilities, the Healthy Families program and other areas. We cannot predict the extent of the impact of these cuts on our hospitals at this time or future actions the State of California may take to address additional budgetary shortfalls.

•

The Pennsylvania legislature is currently considering its fiscal year 2009-2010 budget. The new budget year began July 1, 2009 without a constitutionally mandated balanced budget. Three different proposals – one offered by the Governor and one passed by each of the Senate and the House – include cuts in total payments (state and federal) to hospitals ranging from $48 million to $280 million. We estimate that the proposals would reduce the revenues of our Pennsylvania hospitals by $3 million to $12 million in 2009. In addition, Pennsylvania has suspended certain Medicaid payments to hospitals until the budget is finalized. We cannot predict what actions the legislature and the Governor will take with regard to a final budget agreement.

We cannot predict the extent of the impact on our hospitals of future actions the states in which we operate might take to address additional budgetary shortfalls.

Moratorium on Medicaid Regulations

In May 2007, CMS issued a final rule, “Medicaid Program; Cost Limit for Providers Operated by Units of Government and Provisions to Ensure the Integrity of the Federal-State Financial Partnership,” that places limits and restrictions on Medicaid reimbursement to safety-net hospitals. A one-year moratorium on implementation of the final rule was included in the FFY 2007 Supplemental Appropriations Act, which meant that the rule could not take effect before May 25, 2008. On May 21, 2008, CMS announced that it was voluntarily extending the moratorium for an additional 60 days; then in June 2008 the moratorium was extended through March 31, 2009 as part of the FFY 2008 Supplemental Appropriations Act.

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

The American Recovery and Reinvestment Act of 2009 (“ARRA”), also known as the Stimulus Bill, did not extend the moratoria on these regulations, as expected; however, it did note that Congress believes that the Secretary of HHS should not promulgate the proposed regulations relating to cost limits on public providers and GME payments as final. We cannot predict what further action, if any, Congress or CMS will take on these issues.

Regulatory and Legislative Changes

Material updates to the information set forth in our Annual Report about the Medicare and Medicaid programs are provided below.

Payment and Policy Changes to the Medicare Inpatient Prospective Payment System

Under Medicare law, CMS is required annually to update certain rules governing the inpatient prospective payment system (“IPPS”). The updates generally become effective October 1, the beginning of the federal fiscal year. On July 31, 2009, CMS issued the Changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2010 Rates (“Final Rule”). The Final Rule includes the following payment and policy changes:

•

A market basket increase currently estimated at 2.1% for MS-DRG operating payments for hospitals reporting specified quality measure data (hospitals that do not report specified quality measure data would receive an increase of 0.1%);

•	An increase in the cost outlier threshold from $20,045 to $23,140;

•	A reduction of 0.5% for projected outlier payments and the expiration of Section 508 hospital wage area reclassifications;

•	A 1.4% increase in the capital federal MS-DRG rate; and

•	Restoration of 100% of capital IME payments for teaching hospitals.

The Transitional Medical Assistance, Abstinence Education, and Qualifying Individuals Programs Extension Act of 2007 (“TMA Act”) specifies that, to the extent the documentation and coding adjustments applied in FFY 2008 and FFY 2009 result in overpayments relative to the actual amount of documentation and coding-related increases in connection with the transition to MS-DRG, CMS shall correct the overpayments and underpayments in FFYs 2010-2012. In the Proposed Changes to the Hospital Inpatient Prospective Payment Systems and FFY 2010 Rates (“Proposed Rule”) issued on May 1, 2009, CMS estimated the adjustments required to recover estimated coding and documentation overpayments made in FFYs 2008 and 2009 and prevent future coding and documentation overpayments required under the TMA Act to be 5.2% and 3.3%, respectively. Also in the Proposed Rule, CMS proposed to reduce FFY 2010 rates by 1.9%, the adjustment required to remove the FFY 2008 estimated overpayment from the current rates in order to prevent future coding and documentation overpayments related to FFY 2008 rates. In the Final Rule, CMS confirmed its earlier estimates of the aforementioned adjustments required under the TMA Act; however, instead of imposing the 1.9% reduction to FFY 2010 rates as proposed, in the Final Rule CMS stated its intent not to impose any coding and documentation adjustments to the FFY 2010 IPPS rates pending its complete review of the FFY 2008 and 2009 data. Also in the Final Rule, CMS stated that it will defer the recovery of the FFY 2008 and 2009 estimated coding and documentation adjustments and consider phasing in future coding and documentation adjustments over an extended period beginning in FFY 2011 as permitted under the TMA Act.

CMS projects that the combined impact of the payment and policy changes included in the Final Rule will yield an average 1.7% increase in payments for hospitals in large urban areas (populations over 1 million). Using the impact percentages in the Final Rule as applied to our Medicare IPPS payments for the nine months ended June 30, 2009, the estimated annual impact for all changes in the Final Rule on our hospitals is an increase in our Medicare inpatient revenues of approximately $24 million. Because of the uncertainty regarding other factors that may influence our future IPPS payments by individual hospital, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding this estimate.

Payment and Policy Changes to the Medicare Inpatient Rehabilitation Facility Prospective Payment System

On July 31, 2009, CMS issued the Final Rule for the Medicare Inpatient Rehabilitation Facility (“IRF”) Prospective Payment System (“PPS”) for FFY 2010 (“IRF-PPS Final Rule”). The IRF-PPS Final Rule includes the following payment and policy changes, which, except as noted, will be effective for discharges on or after October 1, 2009:

•	A market basket update to the IRF PPS payment rate equal to 2.5%;

•	An increase in the outlier threshold for high cost outlier cases from $10,250 to $10,652;

•	An update to the case-mix group relative weights and average length of stay values using FFY 2008 data; and

•	A new regulatory framework that clarifies the coverage criteria (including provisions regarding patient selection and care) that will be effective January 1, 2010.

At June 30, 2009, 10 of our general hospitals in continuing operations operated inpatient rehabilitation units. CMS projects that the payment and policy changes in the IRF-PPS Final Rule will result in an estimated total increase in aggregate IRF payments of $145 million or 2.5% of total IRF PPS payments. This estimated increase includes an average 2.5% increase for rehabilitation units in urban areas for FFY 2010. Using the urban rehabilitation unit impact percentage as applied to our Medicare IRF payments for the nine months ended June 30, 2009, the annual impact of all payment and policy changes in the IRF-PPS Final Rule on our rehabilitation units may result in an estimated increase in our Medicare revenues of approximately $1 million. Because of the uncertainty of the factors that may influence our future IRF payments, including legislative action, admission volumes, length of stay and case mix, and the impact of compliance with the IRF admission criteria, we cannot provide any assurances regarding our estimate of the impact of these changes.

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

At June 30, 2009, 11 of our general hospitals in continuing operations operated inpatient psychiatric units. CMS projects that the combined impact of the payment changes will yield an average 2.0% increase in payments for all IPFs (including psychiatric units in acute care hospitals), and an average 1.8% increase in payments for psychiatric units of acute care hospitals located in urban areas. Using the urban psychiatric unit impact percentage as applied to our Medicare IPF payments for the nine months ended June 30, 2009, the annual impact of the payment changes included in the IPF-PPS Notice on our psychiatric units may result in an estimated increase in our Medicare revenues of approximately $1 million. Because of the uncertainty of the factors that may influence our future IPF payments, including future legislation, admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate of the impact of these changes.

Proposed Payment and Policy Changes to the Medicare Hospital Outpatient Prospective Payment System

On July 1, 2009, CMS issued the Proposed Changes to the Hospital Outpatient Prospective Payment System (“OPPS”) and Calendar Year (“CY”) 2010 Payment Rates (“OPPS Proposed Rule”). The OPPS Proposed Rule includes the following payment and policy proposals:

•

An update to OPPS payments equal to the estimated market basket of 2.1%; hospitals that did not take part in the Hospital Outpatient Quality Data Reporting Program (“HOP QDRP”) or that did not successfully report their quality measures will have their update reduced by two percentage points;

•

The continuing requirement that hospitals taking part in the HOP QDRP report seven existing chart-abstracted emergency department and perioperative measures, along with four claims-based imaging efficiency measures for payment determination for CY 2011 payments;

•	An expansion of the types of practitioners who will satisfy the CMS physician supervision requirements for hospital outpatient services; and

•

A new definition for “direct supervision” for services furnished in an on-campus provider-based department to require that a physician or non-physician practitioner must be present in a hospital or on-campus department of the hospital “and immediately available to furnish assistance and direction throughout the performance of the procedure.”

CMS projects that the combined impact of the proposed payment and policy changes in the OPPS Proposed Rule will yield an average 1.9% increase in payments for all hospitals and an average 2.0% increase in payments for hospitals in large urban areas (populations over 1 million). According to CMS’ estimates, the projected annual impact of the proposed payment and policy changes in the OPPS Proposed Rule on our hospitals is $7 million, an increase of approximately 2.4% over projected CY 2009 payments. Because of the uncertainty regarding the proposals and other factors that may influence our future OPPS payments, including volumes, case mix and additional costs associated with physician supervision requirements, we cannot provide any assurances regarding this estimate.

The American Recovery and Reinvestment Act of 2009

On February 17, 2009, the President signed the ARRA into law. The ARRA includes $31 billion in new spending on health information technology (“HIT”), most of which is for incentive Medicare and/or Medicaid payments to physicians and hospitals. The legislation requires that hospitals and physicians become “meaningful users” of HIT as a condition of receiving the incentive payments beginning in 2011. If we are able to achieve full compliance at all of our hospitals by 2013, we could receive approximately $360 million in total estimated combined Medicare and Medicaid hospital incentive payments. The incentive payments to individual hospitals would be made over a four-year, front-weighted transition period. Hospitals that achieve compliance between 2014 and 2015 will receive reduced incentive payments during the transition period. We will be required to make a significant investment in HIT through 2013 that likely will exceed the potential Medicare and Medicaid incentive payments in order for our hospitals to qualify for the maximum payments. Much or all of this investment may have been made by us as a part of our clinical systems implementations, but would not have been incurred in the timeline to comply with the incentive payment requirements of the ARRA. Hospitals that fail to achieve compliance by 2015 will be subject to penalties in the form of a reduction to Medicare payments. These reductions will be phased in over three years and will continue until a hospital achieves compliance. Should all of our hospitals fail to achieve full compliance, the annual reduction to Medicare payments after the phase-in period would be approximately $90 million. The ARRA also requires CMS to issue rules that implement the law by December 31, 2009. CMS has indicated that it plans to issue a Notice of Proposed Rulemaking by December 31, 2009 and a final rule in the spring of 2010. We are currently evaluating what changes will be required to our information systems and the cost of those changes in order for our hospitals to become meaningful users of HIT. Because of the uncertainties regarding the implementation of HIT, including CMS’ future implementing regulations, our hospitals’ entitlement to receive Medicare and Medicaid HIT funding, the ability of our hospitals to achieve compliance and the associated costs, we cannot provide any assurances regarding the aforementioned estimates.

Federal Budget and Health Reform Legislation

On February 26, 2009, President Obama released a federal budget proposal that includes plans to extensively reform the U.S. health care system by creating a $634 billion reserve fund over 10 years. Under the proposal, $316 billion of the reserve fund will come from Medicare and Medicaid spending reductions, including the following:

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

On April 2, 2009, the U.S. House of Representatives and the U.S. Senate both approved budget resolutions drawn to President Obama’s specifications. Following adoption of the budget resolutions, the U.S. House of Representatives and Senate have been working on legislation that would make significant changes to the U.S. health care system, including changes to the Medicare and Medicaid programs. In addition to the changes described above, Congress is considering various proposals to promote quality and cost efficiency in health care delivery and to generate budgetary savings to fund the expansion of insurance coverage. These proposed changes include negative “productivity adjustments” to the annual market basket updates for Medicare inpatient, outpatient, long term acute hospital and inpatient rehabilitation payment systems; reductions to Medicare and Medicaid disproportionate share payments; and adjustments to address variation in Medicare reimbursements among geographic regions and individual providers. To reduce the number of uninsured Americans, Congress is also considering expanding Medicaid eligibility to additional populations and creating a new public insurance program, with payment rates for providers under such program potentially based on Medicare payment rates. We are unable to predict what action Congress or the President might take with respect to final legislation affecting health care or the impact such legislation might have on our Medicare and Medicaid revenues.

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

PRIVATE INSURANCE

Managed Care

We currently have thousands of managed care contracts with various HMOs and preferred provider organizations (“PPOs”). HMOs generally maintain a full-service health care delivery network comprised of physician, hospital, pharmacy and ancillary service providers that HMO members must access through an assigned “primary care” physician. The member’s care is then managed by his or her primary care physician and other network providers in accordance with the HMO’s quality assurance and utilization review guidelines so that appropriate health care can be efficiently delivered in the most cost-effective manner. HMOs typically provide reduced benefits or reimbursement to their members who use non-contracted health care providers for non-emergency care or none at all.

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

The amount of our managed care net patient revenue during the six months ended June 30, 2009 and 2008 was $2.4 billion and $2.2 billion, respectively. Approximately 62% of our managed care net patient revenues for the six months ended June 30, 2009 was derived from our top ten managed care payers. National payers generate approximately 44% of our total net managed care revenues. The remainder comes from regional or local payers. At June 30, 2009 and December 31, 2008, approximately 58% and 55%, respectively, of our net accounts receivable related to continuing operations were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. A 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by $10 million. These estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of individual patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have had sixteen consecutive quarters of improved year-over-year managed care pricing, we expect some moderation in the pricing percentage increases in the future.

Through the six months ended June 30, 2009, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 55% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

The U.S. House of Representatives and Senate are currently considering legislation that would make significant changes to the U.S. health care system, including changes designed to expand insurance coverage to many of the estimated 47 million Americans who are uninsured. Proposals include a mandate on individuals to purchase insurance, a mandate on businesses to provide insurance or pay into a government insurance fund, and income-based subsidies for individuals and families to purchase private or public insurance coverage through a government-run “health insurance exchange.” As part of reform legislation, Congress is also considering the President’s proposal to cut $176 billion over ten years from payments to Medicare Advantage health plans. We are unable to predict what action Congress or the President might take with respect to final legislation or the impact such legislation ultimately might have on our managed care business.

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

Self-pay accounts pose significant collectability problems. At both June 30, 2009 and December 31, 2008, approximately 8% of our net accounts receivable related to continuing operations were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-payments and deductibles owed to us by patients with insurance. We have performed systematic analyses to focus our attention on drivers of bad debt for each hospital. While emergency department use is the primary contributor to our provision for doubtful accounts in the aggregate, this is not the case at all hospitals. As a result, we are increasing our focus on targeted initiatives that concentrate on non-emergency department patients. These initiatives are intended to promote process efficiencies in working self-pay accounts, as well as co-payment and deductible amounts owed to us by patients with insurance, that we deem highly collectible. This is just one example of our continuous improvement efforts dedicated to modifying and refining our processes, enhancing our technology and improving staff training throughout the revenue cycle in an effort to increase collections and reduce accounts receivable.

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

The estimated direct and allocated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the three months ended June 30, 2009 and 2008 were $93 million and $91 million, respectively, and $173 million for both the six months ended June 30, 2009 and 2008. We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. The estimated direct and allocated costs (based on the selected operating expenses described above) of providing charity care for the three months ended June 30, 2009 and 2008 were approximately $29 million and $28 million, respectively, and for both the six months ended June 30, 2009 and 2008 were approximately $58 million.

The U.S. House of Representatives and Senate are currently considering legislation that would make significant changes to the U.S. health care system, including changes designed to expand insurance coverage to many of the estimated 47 million

Americans who are uninsured. Various proposals would also place limits on copayments, deductibles and other patient cost-sharing. A reduction in the number of self-pay patients and cost-sharing likely would favorably impact our revenues and provision for doubtful accounts; however, we are unable to predict what action Congress or the President might take with respect to final legislation affecting health care or the impact such legislation ultimately might have on our business, financial condition or results of operations.

RESULTS OF OPERATIONS

The following two tables summarize our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net operating revenues:
General hospitals	$2,179	$2,070	$4,394	$4,186
Other operations	50	42	97	82

Net operating revenues	2,229	2,112	4,491	4,268
Operating expenses:
Salaries, wages and benefits	949	934	1,914	1,879
Supplies	395	376	786	750
Provision for doubtful accounts	167	153	323	298
Other operating expenses, net	472	486	944	962
Depreciation and amortization	98	93	194	183
Impairment of long-lived assets and goodwill, and restructuring charges	1	2	6	3
Litigation and investigation costs	9	3	10	50

Operating income	$138	$65	$314	$143

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net operating revenues:
General hospitals	97.8%	98.0%	97.8%	98.1%
Other operations	2.2%	2.0%	2.2%	1.9%

Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	42.6%	44.2%	42.6%	44.0%
Supplies	17.7%	17.8%	17.5%	17.6%
Provision for doubtful accounts	7.5%	7.2%	7.2%	7.0%
Other operating expenses, net	21.2%	23.1%	21.1%	22.4%
Depreciation and amortization	4.4%	4.4%	4.3%	4.3%
Impairment of long-lived assets and goodwill, and restructuring charges	—%	0.1%	0.1%	0.1%
Litigation and investigation costs	0.4%	0.1%	0.2%	1.2%

Operating income	6.2%	3.1%	7.0%	3.4%

Net operating revenues of our continuing general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (primarily rental income, management fee revenue and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) a rehabilitation hospital, which we closed during the three months ended March 31, 2009, and (3) a long-term acute care hospital. Only one of our individual hospitals represented more than 5% (approximately 5.1%) of our net operating revenues for the six months ended June 30, 2009, and none represented more than 5% of our total assets, excluding goodwill and intercompany receivables, at June 30, 2009.

Net operating revenues from our other operations were $50 million and $42 million in the three months ended June 30, 2009 and 2008, respectively, and $97 million and $82 million in the six months ended June 30, 2009 and 2008, respectively. Equity earnings for unconsolidated affiliates, included in our net operating revenues from other operations, were $2 million and $4 million for the three months ended June 30, 2009 and 2008, respectively, and $4 million and $8 million for the six months ended June 30, 2009 and 2008, respectively.

The tables below show certain selected historical operating statistics for our continuing hospitals on a same-hospital basis. We have excluded two of our hospitals from the same-hospital statistics for the three and six months ended June 30, 2009 and 2008. The hospitals excluded are Sierra Providence East Medical Center, which opened in May 2008, as we do not yet have a full calendar year of operating results for that hospital, and NorthShore Regional Medical Center, which was reclassified to discontinued operations during the three months ended June 30, 2009 as previously discussed.

	Same-Hospital Continuing Operations
	Three Months Ended June 30,				Six Months Ended June 30,
Admissions, Patient Days and Surgeries	2009	2008	Increase (Decrease)		2009	2008	Increase (Decrease)
Commercial managed care admissions	33,519	35,557	(5.7)%		67,690	70,840	(4.4)%
Governmental managed care admissions	28,977	26,761	8.3%		59,243	54,235	9.2%
Medicare admissions	38,632	39,734	(2.8)%		80,807	84,054	(3.9)%
Medicaid admissions	15,591	15,562	0.2%		31,299	32,059	(2.4)%
Uninsured admissions	5,860	5,936	(1.3)%		11,356	11,782	(3.6)%
Charity care admissions	2,731	2,484	9.9%		5,328	4,866	9.5%
Other admissions	3,508	3,306	6.1%		6,987	7,017	(0.4)%
Total admissions	128,818	129,340	(0.4)%		262,710	264,853	(0.8)%
Paying admissions (excludes charity and uninsured)	120,227	120,920	(0.6)%		246,026	248,205	(0.9)%
Charity admissions and uninsured admissions	8,591	8,420	2.0%		16,684	16,648	0.2%
Admissions through emergency department	73,701	72,125	2.2%		151,023	149,609	0.9%
Commercial managed care admissions as a percentage of total admissions	26.0%	27.5%	(1.5	)%(1)	25.8%	26.7%	(0.9	)%(1)
Emergency department admissions as a percentage of total admissions	57.2%	55.8%	1.4	%(1)	57.5%	56.5%	1.0	%(1)
Uninsured admissions as a percentage of total admissions	4.5%	4.6%	(0.1	)%(1)	4.3%	4.4%	(0.1	)%(1)
Charity admissions as a percentage of total admissions	2.1%	1.9%	0.2	%(1)	2.0%	1.8%	0.2	%(1)
Surgeries – inpatient	38,298	38,789	(1.3)%		76,355	76,851	(0.6)%
Surgeries – outpatient	53,277	51,464	3.5%		104,296	100,092	4.2%
Total surgeries	91,575	90,253	1.5%		180,651	176,943	2.1%
Patient days – total	624,125	640,812	(2.6)%		1,291,203	1,329,664	(2.9)%
Adjusted patient days(2)	931,502	927,945	0.4%		1,901,768	1,899,421	0.1%
Patient days – commercial managed care	132,024	143,165	(7.8)%		272,937	289,072	(5.6)%
Average length of stay (days)	4.9	5.0	(0.1	)(1)	4.9	5.0	(0.1	)(1)
Adjusted patient admissions(2)	193,572	188,696	2.6%		389,443	381,083	2.2%
Number of general hospitals (at end of period)	48	48	—	(1)	48	48	—	(1)
Licensed beds (at end of period)	13,309	13,270	0.3%		13,309	13,270	0.3%
Average licensed beds	13,301	13,272	0.2%		13,301	13,282	0.1%
Utilization of licensed beds(3)	51.6%	53.1%	(1.5	)%(1)	53.6%	55.0%	(1.4	)%(1)

(1)	The change is the difference between the 2009 and 2008 amounts shown.
(2)	Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.
(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Same-Hospital Continuing Operations
	Three Months Ended June 30,				Six Months Ended June 30,
Outpatient Visits	2009	2008	Increase (Decrease)		2009	2008	Increase (Decrease)
Commercial managed care visits	352,700	350,535	0.6%		697,186	699,908	(0.4)%
Governmental managed care visits	186,919	154,131	21.3%		365,334	305,621	19.5%
Medicare visits	213,403	212,219	0.6%		430,171	430,889	(0.2)%
Medicaid visits	75,866	67,159	13.0%		147,685	137,880	7.1%
Uninsured visits	93,822	99,780	(6.0)%		183,944	204,311	(10.0)%
Charity care visits	7,287	4,858	50.0%		14,859	10,569	40.6%
Other visits	53,098	51,831	2.4%		102,417	102,530	(0.1)%
Total visits	983,095	940,513	4.5%		1,941,596	1,891,708	2.6%
Paying visits (excludes charity and uninsured)	881,986	835,875	5.5%		1,742,793	1,676,828	3.9%
Surgery visits	53,277	51,464	3.5%		104,296	100,092	4.2%
Emergency department visits	356,125	327,311	8.8%		699,928	669,292	4.6%
Charity visits and uninsured visits	101,109	104,638	(3.4)%		198,803	214,880	7.5%
Charity visits and uninsured visits as a percentage of total visits	10.3%	11.1%	(0.8	)%(1)	10.2%	11.4%	(1.2	)%(1)
Commercial visits as a percentage of total visits	35.9%	37.3%	(1.4	)%(1)	35.9%	37.0%	1.1	%(1)

(1)	The change is the difference between the 2009 and 2008 amounts shown.

	Same-Hospital Continuing Operations
	Three Months Ended June 30,			Six Months Ended June 30,
Revenues	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
Net operating revenues	$2,205	$2,110	4.5%	$4,445	$4,266	4.2%
Net patient revenue from commercial managed care	$887	$853	4.0%	$1,763	$1,691	4.3%
Revenues from the uninsured	$154	$158	(2.5)%	$295	$314	(6.1)%
Net inpatient revenues(1)	$1,427	$1,391	2.6%	$2,928	$2,855	2.6%
Net outpatient revenues(1)	$692	$645	7.3%	$1,351	$1,265	6.8%

(1)	Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $64 million and $66 million for the three months ended June 30, 2009 and 2008, respectively, and $123 million and $134 million for the six months ended June 30, 2009 and 2008, respectively. Net outpatient revenues include self-pay revenues of $90 million and $92 million for the three months ended June 30, 2009 and 2008, respectively, and $172 million and $180 million for the six months ended June 30, 2009 and 2008, respectively.

	Same-Hospital Continuing Operations
	Three Months Ended June 30,			Six Months Ended June 30,
Revenues on a Per Patient Day, Per Admission and Per Visit Basis	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
Net inpatient revenue per admission	$11,078	$10,755	3.0%	$11,145	$10,780	3.4%
Net inpatient revenue per patient day	$2,286	$2,171	5.3%	$2,268	$2,147	5.6%
Net outpatient revenue per visit	$704	$686	2.6%	$696	$669	4.0%
Net patient revenue per adjusted patient admission(1)	$10,947	$10,790	1.5%	$10,985	$10,811	1.6%
Net patient revenue per adjusted patient day(1)	$2,275	$2,194	3.7%	$2,249	$2,169	3.7%
Managed care: net inpatient revenue per admission	$12,108	$11,446	5.8%	$12,040	$11,515	4.6%
Managed care: net outpatient revenue per visit	$822	$802	2.5%	$817	$788	3.7%

(1)	Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital Continuing Operations
	Three Months Ended June 30,			Six Months Ended June 30,
Selected Operating Expenses	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
Salaries, wages and benefits	$942	$930	1.3%	$1,900	$1,873	1.4%
Supplies	392	377	4.0%	780	750	4.0%
Other operating expenses	467	482	(3.1)%	932	957	(2.6)%

Total	$1,801	$1,789	0.7%	$3,612	$3,580	0.9%
Rent/lease expense(1)	$36	$33	9.1%	$71	$66	7.6%
Salaries, wages and benefits per adjusted patient day(2)	$1,011	$1,002	0.9%	$999	$986	1.3%
Supplies per adjusted patient day(2)	421	406	3.7%	410	395	3.8%
Other operating expenses per adjusted patient day(2)	501	519	(3.5)%	490	504	(2.8)%

Total per adjusted patient day	$1,933	$1,927	0.3%	$1,899	$1,885	0.7%

(1)	Included in other operating expenses.
(2)	Adjusted patient days represent actual patient days adjusted to include outpatient services by multiplying actual patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital Continuing Operations
	Three Months Ended June 30,				Six Months Ended June 30,
Provision for Doubtful Accounts	2009	2008	Increase (Decrease)		2009	2008	Increase (Decrease)
Provision for doubtful accounts	$163	$152	7.2%		$316	$297	6.4%
Provision for doubtful accounts as a percentage of net operating revenues	7.4%	7.2%	0.2	%(1)	7.1%	7.0%	0.1	%(1)
Collection rate from self-pay	30.8%	34.0%	(3.2	)%(1)	30.8%	34.0%	(3.2	)%(1)
Collection rate from managed care payers	97.9%	97.5%	0.4	%(1)	97.9%	97.5%	0.4	%(1)

(1)	The change is the difference between the 2009 and 2008 amounts shown.

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

Revenues

During the three months ended June 30, 2009, net operating revenues from continuing operations increased 5.5% compared to the three months ended June 30, 2008.

Our same-hospital net inpatient revenues for the three months ended June 30, 2009 increased by 2.6% compared to the three months ended June 30, 2008. There were various positive and negative factors impacting our net inpatient revenues.

Key positive factors include:

•	Improved managed care pricing as a result of renegotiated contracts.

Key negative factors include:

•	A decrease in same-hospital commercial managed care admissions of 5.7%; and

•

Unfavorable adjustments for prior-year cost reports and related valuation allowances of $12 million in the three months ended June 30, 2009 compared to $9 million in the three months ended June 30, 2008.

Same-hospital net outpatient revenues during the three months ended June 30, 2009 increased 7.3% compared to the three months ended June 30, 2008. The primary reasons for this increase are improved managed care pricing and increased volume levels. Total same-hospital outpatient visits and surgeries for the three months ended June 30, 2009 increased by 4.5% and 3.5%, respectively, compared to the 2008 period. Commercial managed care outpatient visits also increased by 0.6% in the three months ended June 30, 2009 compared to the same period in 2008.

Salaries, Wages and Benefits

Salaries, wages and benefits expense as a percentage of net operating revenues decreased 1.6% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Same-hospital salaries, wages and benefits per adjusted patient day increased by approximately 0.9% in the three months ended June 30, 2009 as compared to the same period in 2008. This increase is primarily due to higher compensation and health benefits costs, partially offset by a decline in full-time employee headcount, reduced contract labor expense, lower stock-based compensation expense, a lower 401(k) match effective January 1, 2009 and lower overtime costs. Contract labor expense, which is included in salaries, wages and benefits, was $21 million in the three months ended June 30, 2009, a decrease of $17 million, or 45%, as compared to the same period in 2008. We have experienced a significant improvement in our employee turnover, which has contributed to higher productivity and lower recruiting related costs. While a portion of the improvement can be attributed to the recession, which has reduced overall job opportunities, our programs to select and retain employees have positively impacted these results. In addition, new tools to provide insight and better manage our workforce have been introduced, which has contributed to our labor cost improvement.

At June 30, 2009, approximately 19% of the employees at our hospitals and related health care facilities in both continuing and discontinued operations were represented by labor unions. Labor relations at our facilities generally have been satisfactory. We, and the hospital industry in general, are continuing to see an increase in the amount of union activity across the country. As union activity increases, our salaries, wages and benefits expense may increase more rapidly than our net operating revenues.

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

•

Hahnemann University Hospital—In mid-June 2009, registered nurses at Hahnemann University Hospital voted in an election to determine whether they would be represented by the CNA. Because of the pending unfair labor practice charges described below, the National Labor Relations Board (“NLRB”) took possession of the ballots before they were counted. However, in July 2009, the Regional Director of the NLRB decided that the ballots should be counted rather than impounded pending final resolution of the charges, and it was determined that the nurses rejected union representation by a vote of 302-267. Also in July 2009, the CNA filed objections to the election results seeking a nullification of the outcome and a re-vote based on our alleged misconduct.

•

Cypress Fairbanks Medical Center—After extended collective bargaining negotiations at Cypress Fairbanks Medical Center, the CNA triggered an agreed-to interest arbitration process, which began in June 2009, that provides for a neutral third party to mediate unresolved contract terms. If the mediation is unsuccessful, those unresolved terms will be decided by binding arbitration. In addition, in May 2009, certain registered nurses at the hospital filed a decertification petition seeking a vote on whether to continue to have the CNA represent any of the nurses at the hospital. In late June 2009, the nurses cast their ballots on the question of continued CNA representation, but the NLRB impounded the ballots pending a final decision on the appeal described below.

•

Park Plaza Hospital and Houston Northwest Medical Center—In April 2009, the CNA withdrew its petitions to hold elections at Park Plaza Hospital and Houston Northwest Medical Center, thereby foregoing its opportunity to attempt to organize registered nurses at either hospital.

•

Saint Francis Hospital—We are currently defending our actions in connection with the SEIU’s failed attempt to organize employees at Saint Francis Hospital. An arbitration in that matter was expected to commence in January 2009, but has since been postponed while the parties engage in settlement discussions. In addition, in January 2009, we executed an agreement with the SEIU delaying for one year any further organizing efforts by that union as contemplated by the terms of our peace accord.

In August 2008, two registered nurses from Cypress Fairbanks Medical Center and Park Plaza Hospital, with the help of the National Right to Work Legal Defense Foundation, filed unfair labor practice charges against us and the CNA with the NLRB. The charges alleged that our peace accord with the CNA violates federal rules prohibiting employer-dominated unions and improperly restricts nurses from speaking out against the union. The filing also claimed that the peace accord subverts the NLRB’s role by stipulating that an arbitrator will resolve conflicts rather than federal board representatives. The NLRB completed its investigation of the allegations and issued a complaint against us and the CNA in March 2009. In April 2009, we entered into a preliminary settlement with the NLRB to resolve all outstanding issues by agreeing to post notices regarding employee rights under the National Labor Relations Act at both Cypress Fairbanks Medical Center and Park Plaza Hospital. Final approval of the settlement is subject to the NLRB’s review of an appeal of its initial decision. Similar unfair labor practice charges were filed with the NLRB in February 2009 relating to Hahnemann University Hospital. The NLRB is considering those claims; however, we cannot predict the timing of the NLRB’s decision at this time. In addition to the aforementioned claims, we are defending various allegations made by the unions that we are in violation of federal labor laws or the terms of our collective bargaining agreements, and we expect to continue to be subject to such claims from time to time in the normal course of business.

Legislation has been introduced in Congress that would make significant changes to the National Labor Relations Act (“NLRA”). The Employee Free Choice Act would, among other things, require employers to recognize unions as bargaining representatives based on the submission of signed union cards instead of an NLRB-supervised election by secret ballot; mandate binding arbitration if a first contract is not reached within a specified period following recognition; and increase penalties for employers found to be engaging in activities prohibited under the NLRA. We are unable to predict what action Congress or the President might take with respect to the Employee Free Choice Act or other labor-related legislation or the impact such legislation ultimately might have on our relations with employees and unions.

Included in salaries, wages and benefits expense in the three months ended June 30, 2009 is $6 million of stock-based compensation expense compared to $10 million in the three months ended June 30, 2008. The decrease is due to the vesting of higher grant-date fair value awards from prior years and the issuance of new awards at lower grant-date fair values primarily due to our lower stock price.

Supplies

Supplies expense as a percentage of net operating revenues was essentially flat for the three months ended June 30, 2009 compared to the three months ended June 30, 2008; however, supplies expense per adjusted patient day on a same-hospital basis increased by approximately 3.7% in the three months ended June 30, 2009 compared to the same period in 2008. The increase in supplies expense is primarily due to the increase in the number of surgeries, which grew by 1.5%, and increased utilization of high cost implants and high cost drugs. A portion of the increase in supplies expense is offset by revenue growth related to payments we receive from certain payers.

We strive to control supplies expense through product standardization, bulk purchases, contract compliance, improved utilization and operational improvements that should minimize waste. The items of current cost reduction focus continue to be cardiac stents and pacemakers, orthopedics and implants, and high-cost pharmaceuticals. We also utilize the group-purchasing strategies and supplies-management services of Broadlane, Inc., a company that offers group-purchasing procurement strategy, outsourcing and e-commerce services to the health care industry.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net operating revenues on a same-hospital basis was 7.4% for the three months ended June 30, 2009 compared to 7.2% in the three months ended June 30, 2008. The increase in provision for doubtful accounts was related to decreased collection rates from self-pay accounts, higher pricing and higher patient insurance deductibles, partially offset by the decline in uninsured revenues and improved managed care accounts receivable aging categories. Our self-pay collection rate declined to approximately 30.8 % in the three months ended June 30, 2009 from 34.0 % in the same period in 2008.

The table below shows the net accounts receivable and allowance for doubtful accounts by payer at June 30, 2009 and December 31, 2008:

	June 30, 2009			December 31, 2008
	Accounts Receivable Before Allowance For Doubtful Accounts	Allowance For Doubtful Accounts	Net	Accounts Receivable Before Allowance For Doubtful Accounts	Allowance For Doubtful Accounts	Net
Medicare	$158	$—	$158	$156	$—	$156
Medicaid	111	—	111	121	—	121
Net cost report settlements payable and valuation allowances	(19)	—	(19)	(20)	—	(20)
Commercial managed care	554	68	486	549	71	478
Governmental managed care	193	—	193	175	—	175
Self-pay uninsured	217	185	32	190	161	29
Self-pay balance after	126	66	60	139	71	68
Estimated future recoveries from accounts assigned to collection agencies	33	—	33	40	—	40
Other payers	179	54	125	176	40	136

Total continuing operations	1,552	373	1,179	1,526	343	1,183
Total discontinued operations	80	34	46	207	53	154

	$1,632	$407	$1,225	$1,733	$396	$1,337

A significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-payments and deductibles owed to us by patients with insurance. Collection of accounts receivable has been a key area of focus, particularly over the past several years, as we have experienced adverse changes in our business mix. At June 30, 2009, our collection rate on self-pay accounts was approximately 30.8%, including collections from point-of-service through collections by our in-house collection agency. During 2008 and 2009, we experienced a downward trend in our self-pay collection rate as follows: 35.0% at March 31, 2008, 34.0% at June 30, 2008; 33.3% at September 30, 2008; 32.5% at December 31, 2008; and 31.4% at March 31, 2009. These self-pay collection rates include payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being classified and assigned to our in-house self-pay collection group. Based on our accounts receivable from self-pay patients and co-payments and deductibles owed to us by patients with insurance at June 30, 2009, a hypothetical 10% decline in our self-pay collection rate, or approximately 3.1%, would result in an unfavorable adjustment to provision for doubtful accounts of approximately $7 million.

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

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated collection rate on managed care accounts was approximately 97.9% and 97.8% at June 30, 2009 and December 31, 2008, respectively, which includes collections from point-of-service through collections by our in-house collection agency.

We continue to focus on revenue cycle initiatives to improve cash flow. One specific initiative is our Center for Patient Access Services (“CPAS”), which was completed during the three months ended March 31, 2009 at the hospitals scheduled to participate in the program. CPAS is a centralized, dedicated operation that performs financial clearance, including completing insurance eligibility checks, documenting verification of benefits, providing required notifications to managed care payers, obtaining pre-authorizations when necessary and contacting the patient to offer pre-service financial counseling. Although we continue to improve our methodology for evaluating the collectability of our accounts receivable, we may incur future charges if there are unfavorable changes in the trends affecting the net realizable value of our accounts receivable.

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”), and (4) accounts receivable aging. The following tables present the approximate aging by payer of our continuing operations’ net accounts receivable of $1.198 billion and $1.203 billion, excluding cost report settlements payable and valuation allowances of $19 million and $20 million, at June 30, 2009 and December 31, 2008, respectively:

	June 30, 2009
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	97%	59%	76%	23%	67%
61-120 days	2%	21%	14%	30%	16%
121-180 days	1%	13%	5%	15%	8%
Over 180 days	—%	7%	5%	32%	9%

Total	100%	100%	100%	100%	100%

	December 31, 2008
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	99%	64%	77%	33%	69%
61-120 days	1%	24%	14%	24%	15%
121-180 days	—%	12%	5%	11%	7%
Over 180 days	—%	—%	4%	32%	9%

Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations were 48 days at June 30, 2009 and 50 days at December 31, 2008. AR Days at June 30, 2009 and December 31, 2008 are within our target of less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our revenue from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

As of June 30, 2009, we had a cumulative total of patient account assignments dating back at least three years or older of approximately $4.3 billion related to our continuing operations being pursued by our in-house collection agency. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts at the collection agency is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from our Medical Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under our MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 88% of all accounts in our MEP are ultimately approved for benefits under a government program such as Medicaid.

The following table shows the approximate amount of net accounts receivable in our MEP, still awaiting determination of eligibility under a government program at June 30, 2009 and December 31, 2008, by aging category:

	June 30, 2009	December 31, 2008
0-60 days	$72	$87
61-120 days	16	25
121-180 days	5	6
Over 180 days(1)	—	—

Total	$93	$118

(1)	Includes accounts receivable of $9 million at June 30, 2009 and $10 million at December 31, 2008 that are fully reserved.

Other Operating Expenses

Other operating expenses as a percentage of net operating revenues decreased by 1.9% for the three months ended June 30, 2009 compared to the same period in 2008. Other operating expenses per adjusted patient day on a same-hospital basis decreased by approximately 3.5% in the three months ended June 30, 2009 as compared to the same period in 2008. Contributing to this decrease was an $11 million, or 28.9%, decline in total hospital malpractice expense to $27 million in the three months ended June 30, 2009, compared to $38 million in the same period in 2008. The decrease in malpractice expense is principally due to a 3% reduction in the expected claim frequency, partially offset by a 1% increase in the implied claim severity and a 15 basis point decline in the interest rate used to estimate the discounted present value of projected future liabilities. A decline in consulting costs also had a favorable impact on other operating expenses. The favorable impact of these items was partially offset by increases in other items, including higher physician fees relating to increased emergency department on-call payments and increases in costs of contracted services.

Impairment of Long-Lived Assets and Goodwill and Restructuring Charges

During the three months ended June 30, 2009 we recorded net impairment and restructuring charges of $1 million compared to $2 million for the three months ended June 30, 2008. See Note 4 to the Condensed Consolidated Financial Statements for additional details of these charges and related liabilities.

Our impairment tests presume declining, stable or, in some cases, improving results of our hospitals, which are based on programs and initiatives being implemented that are designed to achieve the hospital’s most recent projections. If these projections are not met, or if in the future negative trends occur that impact our future outlook, further impairments of long-lived assets and goodwill may occur, and we may incur additional restructuring charges. Future restructuring of our regions that changes our goodwill reporting units could also result in further impairments of our goodwill.

Litigation and Investigation Costs

Litigation and investigation costs in continuing operations for the three months ended June 30, 2009 were $9 million compared to $3 million for the three months ended June 30, 2008. The 2009 and 2008 costs primarily relate to an increase in our estimated liability for the wage and hour actions further described in Note 10 to the Condensed Consolidated Financial Statements.

Interest Expense

During the three months ended June 30, 2009, we recorded interest expense of $120 million compared to $102 million for the three months ended June 30, 2008. The increase in interest expense primarily relates to higher interest rates on the senior secured notes issued in 2009. See Note 5 to the Condensed Consolidated Financial Statements for additional detail about debt transactions.

Gain (Loss) from Early Extinguishment of Debt

During the three months ended June 30, 2009, we recorded a loss from early extinguishment of debt of approximately $24 million in connection with the purchases of our 9 7/8% senior notes due 2014 related to the write-off of unamortized note discounts and issuance costs. We also recorded a gain from early extinguishment of debt of approximately $3 million for cash we received relating to the difference in the fair values of the tendered senior notes due in 2011 and 2012 as compared to the fair values of the senior secured notes due 2015 and 2018 issued in connection with an exchange, net of the write-off of unamortized note discounts, issuance costs and unrecognized interest rate hedge settlements associated with the senior notes tendered. See Note 5 to the Condensed Consolidated Financial Statements for additional detail about these transactions.

Investment Earnings (Loss)

During the three months ended June 30, 2009, we recorded investment losses of $5 million compared to investment earnings of $4 million for the three months ended June 30, 2008. The investment earnings (loss) was unfavorably impacted by a $7 million loss related to an agreement reached during June 2009 for the early redemption of our $56 million investment in hospital authority bonds related to previously divested hospitals in the Dallas, Texas area for $49 million of cash that we received in June 2009.

Net Gain on Sale of Investments

During the three months ended June 30, 2009, we recorded a gain on sale of investments of approximately $15 million in continuing operations related to the sale of our 50% membership interest in PHN.

Income Taxes

During the three months ended June 30, 2009, we recorded income tax expense of $4 million compared to an income tax benefit of $16 million during the three months ended June 30, 2008. See Note 11 to the Condensed Consolidated Financial Statements for additional detail about income taxes.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

Revenues

During the six months ended June 30, 2009, net operating revenues from continuing operations increased 5.2% compared to the six months ended June 30, 2008.

Our same-hospital net inpatient revenues for the six months ended June 30, 2009 increased by 2.6% compared to the six months ended June 30, 2008. There were various positive and negative factors impacting our net inpatient revenues.

Key positive factors include:

•	Improved managed care pricing as a result of renegotiated contracts; and

•	Unfavorable adjustments for prior-year cost reports and related valuation allowances of $1 million in the six months ended June 30, 2009 compared to $8 million in the six months ended June 30, 2008.

Key negative factors include:

•	A decrease in same-hospital commercial managed care admissions of 4.4%.

Same-hospital net outpatient revenues during the six months ended June 30, 2009 increased 6.8% compared to the six months ended June 30, 2008. The primary reasons for this increase are improved managed care pricing and increased volume levels. Total same-hospital outpatient visits and surgeries for the six months ended June 30, 2009 increased by 2.6% and 4.2%, respectively, compared to the 2008 period. Commercial managed care outpatient visits declined 0.4% in the six months ended June 30, 2009 compared to the same period in 2008.

Salaries, Wages and Benefits

Salaries, wages and benefits expense as a percentage of net operating revenues decreased 1.4% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Same-hospital salaries, wages and benefits per adjusted patient day increased by approximately 1.3% in the six months ended June 30, 2009 as compared to the same period in 2008. This increase is primarily due to higher compensation and health benefits costs, partially offset by a decline in full-time employee headcount, reduced contract labor expense, lower stock-based compensation expense, a lower 401(k) match percentage effective January 1, 2009 and lower overtime costs. Contract labor expense, which is included in salaries, wages and benefits, was $50 million in the six months ended June 30, 2009, a decrease of $31 million, or 38%, as compared to the same period in 2008.

Included in salaries, wages and benefits expense in the six months ended June 30, 2009 is $13 million of stock-based compensation expense compared to $19 million in the six months ended June 30, 2008. The decrease is due to the vesting of higher grant-date fair value awards from prior years and the issuance of new awards at lower grant-date fair values primarily due to our lower stock price.

Supplies

Supplies expense as a percentage of net operating revenues was essentially flat for the six months ended June 30, 2009 compared to the six months ended June 30, 2008; however, supplies expense per adjusted patient day on a same-hospital basis increased by approximately 3.8% in the six months ended June 30, 2009 compared to the same period in 2008. The increase in supplies expense is primarily due to the increase in the number of surgeries, which grew by 2.1%, and increased utilization of high cost implants and high cost drugs. A portion of the increase in supplies expense is offset by revenue growth related to payments we receive from certain payers.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net operating revenues on a same-hospital basis was 7.1% for the six months ended June 30, 2009 compared to 7.0% in the six months ended June 30, 2008. The increase in provision for doubtful accounts was related to decreased collection rates from self-pay accounts, higher pricing and higher patient insurance deductibles, partially offset by the decline in uninsured revenues and improved managed care accounts receivable aging categories. Our self-pay collection rate declined to approximately 30.8% in the six months ended June 30, 2009 from 34.0% in the same period in 2008. The provision for doubtful accounts in the six months ended June 30, 2008 also benefited from a $7 million favorable settlement of a dispute with a managed care payer.

Other Operating Expenses

Other operating expenses as a percentage of net operating revenues decreased by 1.3% for the six months ended June 30, 2009 compared to the same period in 2008. Other operating expenses per adjusted patient day on a same-hospital basis decreased by approximately 2.8% in the six months ended June 30, 2009 as compared to the same period in 2008. Contributing to this decrease was a $30 million, or 38.5%, decline in total hospital malpractice expense to $48 million in the six months ended June 30, 2009, compared to $78 million in the same period in 2008. The decrease in malpractice expense is principally due to a 3% reduction in the expected claim frequency, partially offset by a 1% increase in the implied claim severity and a 49 basis point decline in the interest rate used to estimate the discounted present value of projected future liabilities. A decline in consulting costs also had a favorable impact on other operating expenses. The favorable impact of these items was partially offset by increases in other items, including higher physician fees relating to increased emergency department on-call payments and increases in costs of contracted services.

Impairment of Long-Lived Assets and Goodwill and Restructuring Charges

During the six months ended June 30, 2009, we recorded net impairment and restructuring charges of $6 million compared to $3 million during the six months ended June 30, 2008. See Note 4 to the Condensed Consolidated Financial Statements for additional detail of these charges and related liabilities.

Litigation and Investigation Costs

Litigation and investigation costs in continuing operations for the six months ended June 30, 2009 were $10 million compared to $50 million for the six months ended June 30, 2008. The 2009 and 2008 costs primarily relate to an increase in our estimated liability for the wage and hour actions and other unrelated employment matters further described in Note 10 to the Condensed Consolidated Financial Statements.

Interest Expense

During the six months ended June 30, 2009, we recorded interest expense of $230 million compared to $206 million for the six months ended June 30, 2008. The increase in interest expense primarily relates to higher interest rates on the senior secured notes issued in 2009. See Note 5 to the Condensed Consolidated Financial Statements for additional detail about debt transactions.

Gain (Loss) from Early Extinguishment of Debt

During the three months ended March 31, 2009, we recorded a gain from early extinguishment of debt of approximately $134 million relating to the estimated fair values of the 9% and 10% senior secured notes issued at less than their par values, net of the write-off of unamortized note discounts, issuance costs and unrecognized interest rate hedge settlements. In the three months ended June 30, 2009, we recorded a loss from early extinguishment of debt of approximately $24 million in connection with the purchases of our 9 7/8% senior notes due 2014 related to the write-off of unamortized note discounts and issuance costs. During the three months ended June 30, 2009, we also recorded a gain from early extinguishment of debt of approximately $3 million for cash we received relating to the difference in the fair values of the tendered senior notes due in 2011 and 2012 as compared to the fair values of the senior secured notes due 2015 and 2018 issued in connection with an exchange, net of the write-off of unamortized note discounts, issuance costs and unrecognized interest rate hedge settlements associated with the senior notes tendered. See Note 5 to the Condensed Consolidated Financial Statements for additional detail about these transactions.

Investment Earnings (Loss)

During the six months ended June 30, 2009, we recorded investment losses of $3 million compared to investment earnings of $9 million for the six months ended June 30, 2008. The investment earnings (loss) was unfavorably impacted by a $7 million loss related to an agreement reached during June 2009 for the early redemption of our $56 million investment in hospital authority bonds related to previously divested hospitals in the Dallas, Texas area for $49 million of cash that we received in June 2009.

Net Gain on Sale of Investments

During the six months ended June 30, 2009, we recorded a gain on sale of investments of approximately $15 million in continuing operations related to the sale of our 50% membership interest in PHN.

Income Taxes

During the six months ended June 30, 2009, we recorded income tax expense of $9 million compared to an income tax benefit of $15 million during the six months ended June 30, 2008. See Note 11 to the Condensed Consolidated Financial Statements for additional detail about income taxes.

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

There have been no material changes to our obligations to make future cash payments under contract as disclosed in the Annual Report, except for long-term debt, as described below:

•

In early July 2009, we completed open market repurchases of approximately $68 million aggregate principal amount of our senior notes due in 2011, 2012, 2014 and 2031 for cash of approximately $60 million.

•

In June 2009, we sold $925 million aggregate principal amount of 8 7/8% senior secured notes due 2019, generating net proceeds of approximately $881 million. The proceeds from the offering and cash on hand were used to purchase approximately $900 million aggregate principal amount of our 9 7/8% senior notes due 2014 in a tender offer.

•

In May 2009, we exchanged approximately $3 million aggregate principal amount of our outstanding 6 3/8% senior notes due 2011 and approximately $25 million aggregate principal amount of our outstanding 6 1/2% senior notes due 2012 for approximately $14 million aggregate principal amount of 9% senior secured notes due 2015 and approximately $14 million aggregate principal amount of 10% senior secured notes due 2018. In addition, we received approximately $6 million in cash, which represented the difference in the fair values of the tendered notes as compared to the fair values of the 9% and 10% senior secured notes and compensation to us for increased interest expense.

•

In March 2009, we exchanged approximately $915 million aggregate principal amount of our outstanding 6 3/8% senior notes due 2011 and approximately $485 million aggregate principal amount of our outstanding 6 1/2% senior notes due 2012 for approximately $700 million aggregate principal amount of 9% senior secured notes and approximately $700 million aggregate principal amount of 10% senior secured notes.

Our obligations to make future cash payments for long-term debt, including interest, are estimated to be $177 million for the remainder of 2009, $412 million in 2010, $505 million in 2011, $516 million in 2012, $1.347 billion in 2013 and $5.267 billion in later years.

In the first six months of 2009, we refinanced approximately $2.3 billion aggregate principal amount of outstanding debt through tender offers and exchange offers. We also repurchased approximately $68 million aggregate principal amount of our outstanding debt through open market repurchases in early July 2009. These transactions, which were financed with the issuances of new securities and cash on hand, are part of our long-term objective to manage the risks associated with our high levels of debt. We may from time to time seek to retire, purchase, redeem or refinance additional amounts of our outstanding debt subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. These actions are part of our strategy to reduce our leverage over time, which is dependent on our total amount of debt, our cash and our operating results, with a long-term target to reduce our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA (as defined below) to 4.0x. At June 30, 2009, using the last 12 months of Adjusted EBITDA, this ratio was 4.4x. We intend to pursue our objectives by following our business plan, managing our cost structure and through other changes in our capital structure, including the issuance of equity or convertible securities. Our ability to achieve these long-term objectives is subject to numerous risks and uncertainties. For additional information regarding these risks, we refer you to “Risk Factors” in Item 1A of our Annual Report.

“Adjusted EBITDA” is a non-GAAP measure that we use internally in our analysis of the performance of our business, which we define as net income (loss) attributable to shareholders before: (1) the cumulative effect of changes in accounting principle, net of tax; (2) net income attributable to noncontrolling interests; (3) income (loss) from discontinued operations, net of tax; (4) income tax (expense) benefit; (5) net gains (losses) on sales of investments; (6) investment earnings (loss); (7) gain (loss) from early extinguishment of debt; (8) interest expense; (9) litigation and investigation (costs) benefit, net of insurance recoveries; (10) hurricane insurance recoveries, net of costs; (11) impairment of long-lived assets and goodwill and restructuring charges, net of insurance recoveries; (12) amortization; and (13) depreciation. As in the case of all non-GAAP measures, investors should consider the limitations associated with this metric, including the potential lack of comparability of this measure from one company to another, and should recognize that Adjusted EBITDA does not provide a complete measure of our operating performance because it excludes many items that are included in our financial statements.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities, including amounts to comply with applicable laws and regulations, equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new buildings, and various other capital improvements.

Capital expenditures were $173 million and $299 million in the six months ended June 30, 2009 and 2008, respectively. We anticipate that our capital expenditures for the year ending December 31, 2009 will total approximately $400 million to $450 million, including $59 million that was accrued at December 31, 2008, but not paid until 2009. The anticipated capital expenditures include approximately $11 million in 2009 to meet California seismic requirements for our remaining California facilities. We currently estimate spending a total of approximately $111 million to comply with the requirements under California’s seismic regulations, of which approximately $19 million was spent prior to January 1, 2009. Our current estimated seismic costs are considerably lower than certain previous estimates because several of our hospitals have been evaluated as having reduced risk using a new evaluation tool. Our total estimated seismic expenditure amount has not been adjusted for inflation. Our budgeted capital expenditures for the year ending December 31, 2009 also include approximately $4 million to improve disability access at certain of our facilities, as a result of a consent decree in a class action lawsuit. We expect to spend a total of approximately $134 million on such improvements over the next seven years. We were previously required to complete the same work over the next three years, but negotiated an extension to allow for a more orderly use of cash flow.

Interest payments, net of capitalized interest, were $240 million and $194 million in the six months ended June 30, 2009 and 2008, respectively. The increase is primarily due to interest payments that were accelerated and paid in the six months ended June 30, 2009 as a result of our various long-term debt transactions discussed in Note 5 to the Condensed Consolidated Financial Statements. Because the interest rates on our new senior secured notes due 2015 and 2018 are higher than the interest rates on the 2011 and 2012 senior notes exchanged, we will incur increased interest payments. We anticipate that our interest payments, including capitalized interest, for the year ending December 31, 2009 will be approximately $416 million, net of interest payments expected to be received under our interest rate swap agreement.

We also use an interest rate swap agreement to manage our exposure to future changes in interest rates. In April 2009, we entered into the interest rate swap agreement, which became effective May 1, 2009, for an aggregate notional amount of $1 billion. The agreement has a scheduled termination date of February 1, 2013. The interest rate swap agreement has been designated as a fair value hedge. It has the effect of converting our 7 3/8% senior notes due February 1, 2013 from a fixed interest rate paid semi-annually to a variable interest rate paid monthly based on the one-month LIBOR plus a floating rate spread of approximately 5.46%. During the term of the interest rate swap agreement, changes in the fair value of the interest rate swap agreement and changes in the fair value of the 7% senior notes, which we anticipate should substantially offset each other, will be recorded in interest expense. To mitigate future risks related to potential significant increases in the one-month LIBOR, we also entered into a separate agreement that limits the maximum one-month LIBOR to 8% under the interest rate swap agreement. As of June 30, 2009, the variable rate was approximately 5.78%.

Income tax refunds, net of tax payments, were approximately $22 million in the six months ended June 30, 2009 compared to approximately $3 million of income tax payments, net of tax refunds, during the six months ended June 30, 2008. At June 30, 2009, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss carryforwards of approximately $2.0 billion pretax expiring in 2024 to 2028, (2) approximately $27 million in alternative minimum tax credits with no expiration, and (3) general business credit carryforwards of approximately $13 million expiring in 2023 to 2028. Periodic examinations of our tax returns by the IRS or other taxing authorities could result in the payment of additional taxes.

SOURCES AND USES OF CASH

Our liquidity for the six months ended June 30, 2009 was primarily derived from cash on hand, net cash provided by operating activities, and proceeds from the sale of USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital.

Our primary source of operating cash is the collection of accounts receivable. As we experience changes in our business mix and as admissions of uninsured and underinsured patients grow, our operating cash flow is negatively impacted due to lower levels of cash collections and higher levels of bad debt.

Net cash provided by operating activities was $164 million in the six months ended June 30, 2009 compared to net cash used by operating activities of $10 million in the six months ended June 30, 2008. Key negative and positive factors contributing to the change between the 2009 and 2008 periods include the following:

•

Additional interest payments of $46 million, primarily due to interest payments that were accelerated and paid in the six months ended June 30, 2009 as a result of our various long-term debt transactions discussed above;

•

Increased income from continuing operations before income taxes of $113 million, excluding gain from early extinguishment of debt, litigation and investigation costs, and impairment and restructuring charges, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008;

•	$10 million of cash received from Stanislaus County with respect to the residency program funding grant agreement between our Doctors Medical Center and the County;

•

$24 million of higher cash provided by operating activities from discontinued operations in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 principally due to the liquidation of accounts receivable and other working capital balances related to divested hospitals;

•	Additional cash flows of $63 million as a result of enhanced management of accounts receivable; and

•

Additional aggregate annual 401(k) matching contributions and annual incentive compensation payments of $7 million ($123 million in the six months ended June 30, 2009 compared to $116 million in the same period in 2008).

In early July 2009, we completed open market repurchases of approximately $68 million aggregate principal amount of our senior notes due in 2011, 2012, 2014 and 2031 for cash of approximately $60 million. Also in July 2009, we paid $23 million of our $81 million settlement to resolve two wage and hour litigation matters discussed in Note 10 to our Condensed Consolidated Financial Statements. The remaining $58 million will be paid by us no later than August 24, 2009.

During the six months ended June 30, 2009, we received net cash proceeds of $221 million from the sale of facilities and other assets related to discontinued operations, primarily from the sale of USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital. Proceeds from the sales of facilities and other assets related to discontinued operations during the six months ended June 30, 2008 aggregated $83 million.

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

Capital expenditures were $173 million and $299 million for the six months ended June 30, 2009 and 2008, respectively, including approximately $34 million and $56 million in the same respective periods for construction of Sierra Providence East Medical Center, our new hospital in El Paso, Texas, and a replacement hospital for East Cooper Regional Medical Center in Mt. Pleasant, South Carolina.

We use fair market value to record our investments that are available-for-sale. As shown in Note 13 to the Condensed Consolidated Financial Statements, the majority of our investments are valued based on quoted market prices or other observable inputs. However, at June 30, 2009, one of our captive insurance subsidiaries held $1 million (principal value) of auction rate securities, classified as investments, whose auctions have failed due to sell orders exceeding buy orders. In addition, we held $6 million of investments in the Reserve Yield Plus Fund and reclassified the balance out of cash equivalents as the fund has experienced liquidity issues and temporarily suspended distributions. The fund is currently in the process of liquidating its investments and distributing cash to its investors and, in the six months ended June 30, 2009, we received $8 million of cash distributions from the fund. We expect the fund to liquidate all of its investments; however, the ultimate timing is uncertain. We will continue to closely monitor our investments, but do not anticipate any future decrease in value of either the auction rate securities or the Reserve Yield Plus Fund to have a material impact on our financial condition, results of operations or cash flows. We have no other investments that we expect will be negatively affected by the current economic crisis that will materially impact our financial condition, results of operations or cash flows.

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

Credit Agreement

We have a five-year, $800 million senior secured revolving credit facility, which matures on November 16, 2011, that is collateralized by patient accounts receivable at our acute care and specialty hospitals, and bears interest at our option based on LIBOR plus 175 basis points or Citigroup’s base rate, as defined in the credit agreement, plus 75 basis points. A subsidiary of CIT Group, Inc. has an unfunded lender commitment of $25 million (or 3%) of the $800 million facility, an amount which we do not deem material under the facility. The revolving credit agreement contains customary covenants and also includes a provision, which we believe is customary in receivables-backed credit facilities, that gives our banks the right to require that proceeds of collections of substantially all of our consolidated accounts receivable be applied directly to repay outstanding loans and other amounts that are due and payable under the revolving credit facility at any time that unused borrowing availability under the revolving credit facility is less than $100 million or if an event of default has occurred and is continuing thereunder. In that event, we would seek to re-borrow under the revolving credit facility to satisfy our operating cash requirements. Our ability to borrow under the revolving credit facility is subject to conditions that we believe are customary in such facilities, including that no events of default then exist.

In May 2009, we entered into an amendment to our credit agreement that permits us to incur secured refinancing debt (as defined under the credit agreement) if either (i) the aggregate amount of secured refinancing debt would not exceed

$3.2 billion or (ii) the secured leverage ratio (as defined) would be less than 4.0 to 1.0 for each of the most recently ended four consecutive fiscal quarters. The amendment conforms the credit agreement terms restricting the incurrence of secured refinancing debt in substantial respects to similar limitations in the indentures relating to the senior secured notes we issued in the first six months of 2009, as described below.

We are currently in compliance with all covenants and conditions in our revolving credit agreement. Our borrowing capacity under the revolving credit facility, based on our eligible receivables, was $522 million at June 30, 2009.

At June 30, 2009, there were no cash borrowings outstanding under the revolving credit facility, and we had approximately $187 million of letters of credit outstanding. We also had approximately $758 million of cash and cash equivalents on hand at June 30, 2009 to fund our operations and capital expenditures.

Senior Notes

In June 2009, we purchased in a cash tender offer approximately $900 million of the $1 billion aggregate principal amount outstanding of our 9 7/8% senior notes due 2014 for total consideration of approximately $941 million, representing approximately $900 million in principal payments and approximately $41 million in accrued and unpaid interest through the dates of purchase. We purchased the 9 7/8% senior notes with the $881 million of net proceeds from the offering of new 8 7/8% senior secured notes, as described below, and cash on hand.

In May and March 2009, we exchanged approximately $918 million aggregate principal amount of our outstanding 6 3/8% senior notes due 2011 and approximately $510 million aggregate principal amount of our outstanding 6 1/2% senior notes due 2012 for new 9% senior secured notes due 2015 and 10% senior secured notes due 2018, as described below.

All of our senior notes are general unsecured senior debt obligations that rank equally in right of payment with all of our other unsecured senior indebtedness, but are effectively subordinated to our new senior secured notes described below, the obligations of our subsidiaries and any obligations under our revolving credit facility to the extent of the collateral.

The indentures governing our senior notes contain covenants and conditions that have, among other requirements, limitations on (1) liens on principal properties and (2) sale and lease-back transactions with respect to principal properties. A principal property is defined in the indentures as a hospital that has an asset value on our books in excess of 5% of our consolidated net tangible assets, as defined. The above limitations do not apply, however, to (1) debt that is secured by assets other than principal properties or (2) debt that is secured by principal properties if the aggregate of such secured debt does not exceed 15% of our consolidated net tangible assets, as further described in the indentures. The indentures also prohibit the consolidation, merger or sale of all or substantially all assets unless no event of default would result after giving effect to such transaction. We are currently in compliance with all covenants and conditions in our indentures governing our senior notes.

Senior Secured Notes

In June 2009, we sold $925 million aggregate principal amount of 8 7/8% senior secured notes due 2019. We will pay interest on the notes semi-annually in arrears on January 1 and July 1 of each year, commencing January 1, 2010. The 8 7/8% senior secured notes rank equally with our 9% senior secured notes due 2015 and 10% senior secured notes due 2018, which we issued in March and May 2009, as described below.

In May 2009, we exchanged approximately $3 million aggregate principal amount of our outstanding 6 3/8% senior notes due 2011 and approximately $25 million aggregate principal amount of our outstanding 6 1/2% senior notes due 2012 for approximately $14 million aggregate principal amount of 9% senior secured notes due 2015 and approximately $14 million aggregate principal amount of 10% senior secured notes due 2018. In addition, we received approximately $6 million in cash, which represented the difference in the fair values of the tendered notes as compared to the fair values of the 9% senior secured notes and 10% senior secured notes and compensation to us for increased interest expense.

In March 2009, we exchanged approximately $915 million aggregate principal amount of our outstanding 6 3/8% senior notes due 2011 and approximately $485 million aggregate principal amount of our outstanding 6 1/2% senior notes due 2012 for approximately $700 million aggregate principal amount of 9% senior secured notes due 2015 and approximately $700 million aggregate principal amount of 10% senior secured notes due 2018. The 9% senior secured notes will mature on May 1, 2015, and the 10% senior secured notes will mature on May 1, 2018. Interest on these notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2009. The 9% and 10% senior secured notes rank equally with our 8 7/8% senior secured notes.

All of our senior secured notes are guaranteed by and secured by a first-priority pledge of the capital stock and other ownership interests of certain of our subsidiaries. All of our senior secured notes and the related subsidiary guarantees are our and the subsidiary guarantors’ senior secured obligations. Our senior secured notes rank senior to any subordinated indebtedness that we or such subsidiary guarantors may incur; they are effectively senior to our and such subsidiary guarantors’ existing and future unsecured indebtedness and other liabilities to the extent of the value of the collateral securing the notes and the subsidiary guarantees; they are effectively subordinated to our and such subsidiary guarantors’ obligations under our revolving credit facility to the extent of the value of the collateral securing borrowings thereunder; and they are structurally subordinated to all obligations of our non-guarantor subsidiaries.

The indentures governing our senior secured notes contain covenants that, among other things, restrict our ability and the ability of our subsidiaries to incur liens, consummate asset sales, enter into sale and lease-back transactions or consolidate, merge or sell all or substantially all of our or their assets, other than in certain transactions between one or more of our wholly owned subsidiaries. These restrictions, however, are subject to a number of important exceptions and qualifications. In particular, there are no restrictions on our ability or the ability of our subsidiaries to incur additional indebtedness, make restricted payments, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, enter into transactions with affiliates or make advances to, or invest in, other entities (including unaffiliated entities). In addition, the indentures governing our senior secured notes contain a covenant limiting our incurrence of additional secured debt as described in Note 5 to our Condensed Consolidated Financial Statements. We are currently in compliance with all covenants and conditions in our indentures governing our senior secured notes.

Interest Rate Swap Agreement

In April 2009, we entered into an interest rate swap agreement, which became effective May 1, 2009, for an aggregate notional amount of $1 billion. The agreement has a scheduled termination date of February 1, 2013. The interest rate swap agreement has been designated as a fair value hedge and is used to manage our exposure to future changes in interest rates. It has the effect of converting our 7 3/8% senior notes due February 1, 2013 from a fixed interest rate paid semi-annually to a variable interest rate paid monthly based on the one-month LIBOR plus a floating rate spread of approximately 5.46%. During the term of the interest rate swap agreement, changes in the fair value of the interest rate swap agreement and changes in the fair value of the 7 3/8% senior notes, which we anticipate should substantially offset each other, will be recorded in interest expense. To mitigate future risks related to potential significant increases in the one-month LIBOR, we also entered into a LIBOR cap agreement that limits the maximum one-month LIBOR to 8% under the interest rate swap agreement. We paid approximately $2 million for this limitation on interest rate exposure under the interest rate swap agreement. As of June 30, 2009, the variable rate was approximately 5.78%.

LIQUIDITY

From time to time, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. We believe our existing agreements provide significant flexibility for future secured or unsecured borrowings.

We believe that existing cash and cash equivalents on hand, availability under our revolving credit facility, anticipated future cash provided by operating activities, anticipated proceeds from the sales of assets held for sale, and our investments in the Reserve Yield Plus Fund and marketable securities of our captive insurance companies classified as noncurrent investments on our balance sheet should be adequate to meet our current cash needs. These sources of liquidity should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt and other presently known operating needs. Long-term liquidity for debt service will be dependent on improved cash provided by operating activities, results of balance sheet initiatives previously discussed and, given favorable market conditions, future borrowings or refinancings. However, our cash requirements could be materially affected by a deterioration in our results of operations, as well as the various uncertainties discussed in this and other sections, which could require us to pursue any number of financing options, including, but not limited to, additional borrowings, debt refinancing, asset sales or other financing alternatives. With the current tightening in the credit markets, the level, if any, of these financing sources cannot be assured, and the ability of our counterparties to close asset sales as previously anticipated could also be affected.

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

OFF-BALANCE SHEET ARRANGEMENTS

Excluding the hospitals whose operating results are included in discontinued operations, our consolidated operating results for the six months ended June 30, 2009 and 2008 include $470 million and $476 million, respectively, of net operating revenues and $53 million and $51 million, respectively, of income from operations generated from four general hospitals operated by us under lease arrangements. In accordance with generally accepted accounting principles, the respective buildings and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet as they are considered operating leases. The current terms of these leases expire between 2010 and 2027, not including lease extensions that we have options to exercise. If these leases expire, we would no longer generate revenue or expenses from these hospitals.

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $302 million of standby letters of credit outstanding and guarantees as of June 30, 2009.

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

The table below presents information about certain of our market-sensitive financial instruments as of June 30, 2009. The fair values were determined based on quoted market prices for the same or similar instruments. At June 30, 2009, we had no borrowings with variable interest rates and no borrowings subject to variable interest rates other than the effect of the interest rate swap agreement described further below.

	Maturity Date, Year Ending December 31,
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$2	$2	$84	$91	$1,000	$3,704	$4,883	$4,574
Average effective interest rates	8.5%	8.5%	6.8%	6.8%	7.8%	10.4%	9.7%

At June 30, 2009, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio. At June 30, 2009, the net accumulated unrealized losses related to our captive insurance companies’ investment portfolios were approximately $1 million.

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

In April 2009, we entered into an interest rate swap agreement, which became effective May 1, 2009, for an aggregate notional amount of $1 billion. The agreement has a scheduled termination date of February 1, 2013. The interest rate swap agreement has been designated as a fair value hedge and is used to manage our exposure to future changes in interest rates. It has the effect of converting our 7 3/8% senior notes due February 1, 2013 from a fixed interest rate paid semi-annually to a variable interest rate paid monthly based on the one-month LIBOR plus a floating rate spread of approximately 5.46%. During the term of the interest rate swap agreement, changes in the fair value of the interest rate swap agreement and changes in the fair value of the 7 3/8% senior notes, which we anticipate should substantially offset each other, will be recorded in interest expense. To mitigate future risks related to potential significant increases in the one-month LIBOR, we also entered into a separate agreement that limits the maximum one-month LIBOR to 8% under the interest rate swap agreement. We paid approximately $2 million for this limitation on interest rate exposure under the interest rate swap agreement. As of June 30, 2009, the variable rate was approximately 5.78%.

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

During the second quarter of 2009, there were no changes to our internal controls over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We refer you to Part I, Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2008 (“Annual Report”) for a description of material investigations, claims and legal proceedings not in the ordinary course of business as updated through the filing date of that report. We also refer you to Part II, Item 1, Legal Proceedings, of our subsequent Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 for a description of the material developments occurring with respect to investigations, claims and legal proceedings through the filing date of that report. Since the beginning of the second quarter of 2009, further material developments, as described below, have occurred. For additional information, see Note 10 to the Condensed Consolidated Financial Statements included in this report. Where specific amounts are sought in any pending investigation or legal proceeding, those amounts are disclosed. For all other matters, where a loss is reasonably possible and estimable, an estimate of the loss or a range of loss is provided. Where no estimate is provided, a loss is not reasonably possible or an amount of loss is not reasonably estimable at this time. New claims or inquiries may be initiated against us from time to time. We cannot predict the results of current or future investigations, claims and lawsuits. We recognize that, where appropriate, our interests may be best served by resolving certain matters without litigation. If non-litigated resolution is not appropriate or possible with respect to a particular matter, we will defend ourselves vigorously. The ultimate resolution of significant claims against us, individually or in the aggregate, whether as a result of litigation or settlement, could have a material adverse effect on our business (both in the near and long term), financial condition, results of operations or cash flows. We undertake no obligation to update the following disclosures for any new developments.

WAGE AND HOUR ACTIONS

On May 5, 2009, we received final approval of a settlement in two wage and hour matters described in our Annual Report – Pagaduan v. Fountain Valley Regional Medical Center, which was pending in Los Angeles Superior Court, and Falck v. Tenet Healthcare Corporation, which was pending in U.S. District Court for the Central District of California. These lawsuits, which were certified as class actions in February 2008, alleged that our pay practices since 2000 for California-based 12-hour shift employees violated California and, in the Falck case, federal overtime laws by virtue of the alleged failure to include certain payments known as Flexible (or California) Differential payments in the regular rate of pay that was used to calculate overtime pay. These payments are made to 12-hour shift employees when they do not work a shift that is exactly 12 hours. Plaintiffs in both cases sought back pay, statutory penalties, interest and attorneys’ fees. Although we believed our California hospitals’ overtime payments complied with state and federal law, we entered into the settlement in late 2008, though we did not admit any wrongdoing. The settlement, which is being administered by the Los Angeles Superior Court, was preliminarily approved in December 2008. Under the terms of the settlement and based on claims received and approved, our total liability (including the employer’s share of taxes on claims paid) will be approximately $81 million, subject to minor adjustment by the court. We paid $23 million of the settlement on July 31, 2009, and the remaining $58 million will be paid by August 24, 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on May 6, 2009. At that meeting, our shareholders (1) elected all of the board’s nominees for director, (2) ratified the selection of Deloitte & Touche LLP as our independent registered public accountants for the year ending December 31, 2009 and (3) voted against a shareholder proposal regarding peer benchmarking of executive compensation.

The results of the election of directors were as follows:

	For	Against	Abstain
John Ellis “Jeb” Bush	423,968,719	14,654,785	458,284
Trevor Fetter	425,702,359	12,878,516	500,914
Brenda J. Gaines	378,857,697	59,494,018	730,074
Karen M. Garrison	426,416,804	11,935,661	729,325
Edward A. Kangas	378,929,718	59,351,766	800,304
J. Robert Kerrey	425,301,102	13,124,228	656,457
Floyd D. Loop, M.D.	426,021,444	12,352,132	708,211
Richard R. Pettingill	379,537,047	58,809,896	734,846
James A. Unruh	425,255,951	13,030,369	795,468
J. McDonald Williams	380,022,899	58,300,342	758,548

The result of the vote to ratify the selection of Deloitte & Touche LLP as our independent registered public accountants for the year ending December 31, 2009 were as follows:

For	425,908,225
Against	12,769,562
Abstain	404,002
Broker Non-Votes	—

The results of the vote with respect to the shareholder proposal regarding peer benchmarking of executive compensation were as follows:

For	50,783,495
Against	300,501,375
Abstain	2,241,786
Broker Non-Votes	85,555,134

ITEM 6.	EXHIBITS

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

(a)

Eleventh Supplemental Indenture, dated as of June 15, 2009, by and among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto relating to 8 7/8% Senior Secured Notes due 2019 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated June 15, 2009 and filed June 16, 2009)

(10)	Material Contracts

(a)	Amendment No. 2 to Credit Agreement, dated as of May 15, 2009, among the Registrant and Citicorp USA, Inc., as Administrative Agent on behalf of each Lender executing an acknowledgement and consent thereto (Incorporated by reference to Exhibit 10(a) to Registrant’s Current Report on Form 8-K, dated May 15, 2009 and filed May 21, 2009)

(b)	Second Amendment to Stock Pledge Agreement, dated as of June 15, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated June 15, 2009 and filed June 16, 2009)

(c)	Exchange and Registration Rights Agreement, dated as of June 15, 2009, by and among the Registrant, Banc of America Securities LLC, Goldman, Sachs & Co., Citigroup Global Markets Inc., Scotia Capital (USA) Inc., Barclays Capital Inc., Credit Suisse Securities (USA) LLC and Wachovia Capital Markets, LLC and the guarantors party thereto (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated June 15, 2009 and filed June 16, 2009)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

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

TENET HEALTHCARE CORPORATION (Registrant)

Date: August 3, 2009	By:	/S/ BIGGS C. PORTER
Biggs C. Porter
Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2009	By:	/S/ DANIEL J. CANCELMI
Daniel J. Cancelmi
Senior Vice President and Controller
(Principal Accounting Officer)