Form 10-Q
period 2009-09-30
TENET HEALTHCARE CORP
filed 2009-11-03
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-7293

TENET HEALTHCARE CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	95-2557091
(State of Incorporation)	(IRS Employer Identification No.)

1445 Ross Avenue, Suite 1400

Dallas, TX 75202

(Address of principal executive offices, including zip code)

(469) 893-2200

(Registrant’s telephone number, including area code)

13737 Noel Road

Dallas, TX 75240

(Registrant’s former address)

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

As of October 31, 2009, there were 481,129,532 shares of the Registrant’s common stock outstanding, $0.05 par value.

TENET HEALTHCARE CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$731	$507
Investments in Reserve Yield Plus Fund	3	14
Investments in marketable securities	16	2
Accounts receivable, less allowance for doubtful accounts ($383 at September 30, 2009 and $396 at December 31, 2008)	1,195	1,337
Inventories of supplies, at cost	153	161
Income tax receivable	—	6
Deferred income taxes	80	82
Assets held for sale	37	310
Other current assets	324	290

Total current assets	2,539	2,709
Investments and other assets	181	242
Property and equipment, at cost, less accumulated depreciation and amortization ($2,966 at September 30, 2009 and $2,795 at December 31, 2008)	4,172	4,291
Goodwill	607	609
Other intangible assets, at cost, less accumulated amortization ($244 at September 30, 2009 and $216 at December 31, 2008)	377	323

Total assets	$7,876	$8,174

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$2	$2
Accounts payable	638	686
Accrued compensation and benefits	380	414
Professional and general liability reserves	114	127
Accrued interest payable	123	125
Accrued legal settlement costs	96	168
Other current liabilities	419	427

Total current liabilities	1,772	1,949
Long-term debt, net of current portion	4,267	4,778
Professional and general liability reserves	486	536
Accrued legal settlement costs	—	72
Other long-term liabilities	562	591
Deferred income taxes	116	101

Total liabilities	7,203	8,027
Commitments and contingencies
Equity:
Shareholders’ equity:
Preferred stock, $0.15 par value; authorized 2,500,000 shares; 345,000 of 7% mandatory convertible shares with a liquidation preference of $1,000 per share issued at September 30, 2009 and 0 shares issued at December 31, 2008	334	—
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 538,610,910 shares issued at September 30, 2009 and 532,890,116 shares issued at December 31, 2008	26	26
Additional paid-in capital	4,464	4,445
Accumulated other comprehensive loss	(27)	(37)
Accumulated deficit	(2,692)	(2,852)
Less common stock in treasury, at cost, 57,510,881 shares at September 30, 2009 and 55,716,859 shares at December 31, 2008	(1,479)	(1,479)

Total shareholders’ equity	626	103
Noncontrolling interests	47	44

Total equity	673	147

Total liabilities and equity	$7,876	$8,174

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions, Except Per-Share Amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net operating revenues	$2,262	$2,140	$6,753	$6,408
Operating expenses:
Salaries, wages and benefits	954	943	2,868	2,822
Supplies	389	376	1,175	1,126
Provision for doubtful accounts	193	164	516	462
Other operating expenses, net	486	497	1,430	1,459
Depreciation and amortization	97	94	291	277
Impairment of long-lived assets and goodwill, and restructuring charges	7	1	13	4
Litigation and investigation costs (benefit), net of insurance recoveries	3	(5)	13	45

Operating income	133	70	447	213
Interest expense	(112)	(106)	(342)	(312)
Gain (loss) from early extinguishment of debt	(16)	—	97	—
Investment earnings (loss)	2	12	(1)	21
Net gain on sales of investments	—	140	15	140

Income from continuing operations, before income taxes	7	116	216	62
Income tax (expense) benefit	(3)	4	(12)	19

Income from continuing operations, before discontinued operations	4	120	204	81
Discontinued operations:
Loss from operations	(2)	(33)	(14)	(25)
Impairment of long-lived assets and goodwill, and restructuring charges	(1)	(21)	(16)	(38)
Net gains (losses) on sales of facilities	—	(3)	(2)	5
Litigation settlements, net of insurance recoveries	—	39	—	39
Income tax (expense) benefit	(2)	4	(4)	(1)

Loss from discontinued operations	(5)	(14)	(36)	(20)

Net income (loss)	(1)	106	168	61
Less: Preferred stock dividends	—	—	—	—
Less: Net income attributable to noncontrolling interests	2	2	8	3

Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$(3)	$104	$160	$58

Amounts attributable to Tenet Healthcare Corporation common shareholders
Income from continuing operations, net of tax	$2	$118	$197	$78
Loss from discontinued operations, net of tax	(5)	(14)	(37)	(20)

Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$(3)	$104	$160	$58

Earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders
Basic
Continuing operations	$—	$0.25	$0.41	$0.16
Discontinued operations	(0.01)	(0.03)	(0.08)	(0.04)

	$(0.01)	$0.22	$0.33	$0.12

Diluted
Continuing operations	$—	$0.25	$0.40	$0.16
Discontinued operations	(0.01)	(0.03)	(0.07)	(0.04)

	$(0.01)	$0.22	$0.33	$0.12

Weighted average shares and dilutive securities outstanding (in thousands):
Basic	481,008	476,898	479,942	476,091
Diluted	498,084	480,789	489,688	478,662

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Net income	$168	$61
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	291	277
Provision for doubtful accounts	516	462
Net gain on sales of investments	(15)	(140)
Deferred income tax expense	17	11
Stock-based compensation expense	18	27
Impairment of long-lived assets and goodwill, and restructuring charges	13	4
Litigation and investigation costs, net of insurance recoveries	13	45
Net gain from early extinguishment of debt	(97)	—
Fair market value adjustments related to interest rate swap and LIBOR cap agreements	(1)	—
Proceeds from interest rate swap agreement	18	—
Pretax loss from discontinued operations	32	19
Other items, net	(2)	(3)
Changes in cash from operating assets and liabilities:
Accounts receivable	(498)	(478)
Inventories and other current assets	(25)	6
Income taxes	13	(32)
Accounts payable, accrued expenses and other current liabilities	(37)	(45)
Other long-term liabilities	(6)	(27)
Payments against reserves for restructuring charges and litigation costs	(165)	(79)
Net cash provided by operating activities from discontinued operations, excluding income taxes	31	33

Net cash provided by operating activities	284	141
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(216)	(332)
Construction of new and replacement hospitals	(47)	(65)
Purchases of property and equipment — discontinued operations	(1)	(16)
Purchase of business	—	(92)
Proceeds from sales of facilities and other assets — discontinued operations	221	160
Proceeds from sales of marketable securities, long-term investments and other assets	55	192
Proceeds from hospital authority bonds	49	8
Purchases of marketable securities	(17)	(17)
Distributions received from (reclassification of) investments in Reserve Yield Plus Fund	11	(48)
Proceeds from cash surrender value or basis reduction of insurance policies	—	4
Other items, net	—	3

Net cash provided by (used in) investing activities	55	(203)
Cash flows from financing activities:
Repayments of borrowings	(1,285)	(1)
Proceeds from borrowings	885	1
Deferred debt issuance costs	(47)	(3)
Proceeds from issuance of mandatory convertible preferred stock	334	—
Cash dividends on preferred stock	—	—
Contributions from noncontrolling interests	—	7
Distributions paid to noncontrolling interests	(5)	(2)
Other items, net	3	—

Net cash provided by (used in) financing activities	(115)	2

Net increase (decrease) in cash and cash equivalents	224	(60)
Cash and cash equivalents at beginning of period	507	572

Cash and cash equivalents at end of period	$731	$512

Supplemental disclosures:
Interest paid, net of capitalized interest	$(340)	$(321)
Income tax refunds (payments), net	$15	$(3)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business

Tenet Healthcare Corporation (together with our subsidiaries, referred to as “Tenet,” the “Company,” “we” or “us”) is an investor-owned health care services company whose subsidiaries and affiliates principally operate general hospitals and related health care facilities. At September 30, 2009, our subsidiaries operated 50 general hospitals (including one hospital not yet divested at that date that is classified in discontinued operations) and a critical access hospital, with a combined total of 13,584 licensed beds, serving urban and rural communities in 12 states. We also own an interest in a health maintenance organization (“HMO”) and operate: various related health care facilities, including a long-term acute care hospital and a number of medical office buildings (all of which are located on, or nearby, one of our general hospital campuses); physician practices; captive insurance companies; and other ancillary health care businesses (including outpatient surgery centers, diagnostic imaging centers, and occupational and rural health care clinics).

Basis of Presentation

This quarterly report supplements our Annual Report on Form 10-K for the year ended December 31, 2008 and the subsequently reclassified financial information for that period set forth in our Current Report on Form 8-K dated August 4, 2009 (together, our “Annual Report”). As permitted by the Securities and Exchange Commission (“SEC”) for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in our Annual Report. For further information, refer to the audited Consolidated Financial Statements and notes included in our Annual Report.

Certain balances in the accompanying Condensed Consolidated Financial Statements and these notes have been reclassified to give retrospective presentation for the discontinued operations described in Note 3 and the effect of adopting Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10-45-16 relating to noncontrolling interests in consolidated financial statements. Unless otherwise indicated, all financial and statistical data included in these notes to the Condensed Consolidated Financial Statements relate to our continuing operations, with dollar amounts expressed in millions (except per-share amounts).

Although the Condensed Consolidated Financial Statements and related notes within this document are unaudited, we believe all adjustments considered necessary for fair presentation have been included. In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), we must use estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements and accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base the estimates on historical experience and on assumptions that we believe to be reasonable given the particular circumstances in which we operate. Actual results may vary from those estimates. We have evaluated all material events occurring subsequent to the balance sheet date through November 2, 2009 for events requiring disclosure or recognition in the Condensed Consolidated Financial Statements and related notes. Financial and statistical information we report to other regulatory agencies may be prepared on a basis other than GAAP or using different assumptions or reporting periods and, therefore, may vary from amounts presented herein. Although we make every effort to ensure that the information we report to those agencies is accurate, complete and consistent with applicable reporting guidelines, we cannot be responsible for the accuracy of the information they make available to the public.

Operating results for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly trends in patient accounts receivable collectability and associated provisions for doubtful accounts; the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations or terminations and payer consolidations; changes in Medicare regulations; Medicaid funding levels set by the states in which we operate; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; the timing and amounts of stock option and restricted stock unit grants to employees and directors; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: the business environment, general economy and demographics of local communities; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local health care competitors; managed care contract negotiations or terminations; any unfavorable publicity about us, which impacts our relationships with physicians and patients; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $731 million and $507 million at September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009 and December 31, 2008, our book overdrafts were approximately $185 million and $187 million, respectively, which were classified as accounts payable.

See Note 13 for disclosure of our investments in the Reserve Yield Plus Fund that were reclassified out of cash and cash equivalents due to liquidity issues related to the fund.

Changes in Accounting Principles

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” This statement modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification is considered the single authoritative source of GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The ASC is meant to simplify user access to all authoritative accounting guidance by reorganizing GAAP pronouncements into accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. This statement was effective for us beginning in the three months ended September 30, 2009. All accounting references in this report have been updated and SFAS references have been replaced with ASC references unless not yet codified by the FASB. SFAS No. 168 did not impact our financial condition, results of operations or cash flows.

Effective January 1, 2009, we adopted ASC 810-10-45-16 relating to non-controlling interests in consolidated financial statements. The adoption had no impact on our financial condition, results of operations or cash flows. However, we now reflect noncontrolling interests in subsidiaries as a separate component of equity in our Condensed Consolidated Financial Statements. We have reclassified certain prior-year amounts to conform to the current-year presentation required by ASC 810-10-45-16.

Effective January 1, 2009, we adopted the provisions of ASC 820-10-05 relating to fair value measurements and disclosures with respect to our non-financial assets and liabilities that are not permitted or required to be measured at fair value on a recurring basis. The adoption had no impact on our financial condition, results of operations or cash flows. Effective January 1, 2008, we adopted the provisions of ASC 820-10-05 as they relate to our financial assets and liabilities that are re-measured and reported at fair value each reporting period. There was no material impact on our Condensed Consolidated Financial Statements. See Note 13 for the disclosure of the fair values of qualifying investments, derivative contracts, long-lived assets held for sale and long-lived assets held and used required by ASC 820-10-05.

NOTE 2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	September 30, 2009	December 31, 2008
Continuing operations:
Patient accounts receivable	$1,498	$1,506
Allowance for doubtful accounts	(349)	(343)
Estimated future recoveries from accounts assigned to collection agencies	35	40
Net cost report settlements payable and valuation allowances	(20)	(20)

	1,164	1,183

Discontinued operations:
Patient accounts receivable	60	205
Allowance for doubtful accounts	(34)	(53)
Estimated future recoveries from accounts assigned to collection agencies	2	3
Net cost report settlements receivable (payable) and valuation allowances	3	(1)

	31	154

Accounts receivable, net	$1,195	$1,337

As of September 30, 2009, our estimated collection rates on managed care accounts and self-pay accounts were approximately 97.8% and 30.3%, respectively, which included collections from point-of-service through collections by our in-house collection agency. The comparable managed care and self-pay collection rates for the same continuing hospitals as of December 31, 2008 were approximately 97.8% and 32.5%, respectively.

Accounts that are pursued for collection through our regional business offices are maintained on our hospitals’ books and reflected in patient accounts receivable with an allowance for doubtful accounts established to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer over an 18-month look-back period, and other relevant factors. Changes in these factors related to self-pay accounts and self-pay balance after insurance accounts from a change in the estimated collection rates could have a material impact on our results of operations.

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

NOTE 3. DISCONTINUED OPERATIONS

In May 2009, as a result of our intention to divest our owned assets associated with the hospital and no longer operate it, we announced that we would not renew the lease for NorthShore Regional Medical Center, located in Slidell, Louisiana, which we lease pursuant to an operating lease agreement that expires in May 2010. Accordingly, the hospital was reclassified into discontinued operations in the three months ended June 30, 2009.

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

We classified $15 million and $300 million of assets of the hospitals included in discontinued operations as “assets held for sale” in current assets in the accompanying Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008, respectively. These assets primarily consist of property and equipment and were recorded at the lower of the assets’ carrying amount or their fair value less estimated costs to sell. The fair value estimates were derived from appraisals, established market values of comparable assets, or internal estimates of future net cash flows. These fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the future financial results of these hospitals and how they are operated by us until they are divested, changes in health care industry trends and regulations until the hospitals are divested, and whether we ultimately divest the hospital assets to buyers who will continue to operate the assets as general hospitals or utilize the assets for other purposes. In certain cases, these fair value estimates assume the highest and best use of the assets in the future, to a market place participant, is other than as a hospital. In these cases, the estimates are based on the fair value of the real property and equipment if utilized other than as a hospital. These fair value estimates do not include the costs of closing these hospitals or other future operating costs, which could be substantial. Accordingly, the ultimate net cash realized from the sale of the hospital assets could be significantly less than the fair value estimates. Because we do not intend to sell the accounts receivable of these hospitals, the receivables are included in our consolidated net accounts receivable in the accompanying Condensed Consolidated Balance Sheets. See Note 13 for the disclosure of the fair values of long-lived assets held for sale.

Net operating revenues and loss before income taxes reported in discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net operating revenues	$25	$184	$179	$739
Loss before income taxes	(3)	(18)	(32)	(19)

We recorded $16 million of net impairment and restructuring charges in discontinued operations during the nine months ended September 30, 2009, consisting of $5 million for the write-down of long-lived assets to their estimated fair values, less estimated costs to sell, $3 million of goodwill related to NorthShore Regional Medical Center, and $8 million in employee severance, lease termination and other exit costs.

We recorded $38 million of net impairment and restructuring charges in discontinued operations during the nine months ended September 30, 2008, consisting of $26 million for the write-down of long-lived assets to their estimated fair values, less estimated costs to sell, $3 million in employee severance costs and $9 million in lease termination costs.

In September 2008, we entered into an agreement to settle our claims against one of the carriers under our excess professional and general liability insurance policies related to our December 2004 Redding Medical Center litigation settlement for approximately $9 million, which was recorded as a recovery in litigation settlements, net of insurance recoveries, in discontinued operations during the three months ended September 30, 2008. Also during the three months ended September 30, 2008, we were awarded $36 million in insurance recoveries from another excess carrier by an independent arbitration panel. With interest, we received approximately $46 million from the excess carrier, of which $30 million was recorded as a recovery in litigation settlements, net of insurance recoveries, in discontinued operations, $6 million was recorded as a recovery of litigation and investigation costs in continuing operations for litigation costs we previously incurred and $10 million of interest income was recorded in continuing operations.

As we move forward with our previously announced divestiture plans, or should we dispose of additional hospitals or other assets in the future, we may incur additional asset impairment and restructuring charges in future periods.

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES

During the nine months ended September 30, 2009, we recorded net impairment and restructuring charges of $13 million compared to $4 million for the nine months ended September 30, 2008. We recorded a $6 million net impairment charge for the write-down of buildings, equipment and other long-lived assets, primarily capitalized software costs classified in other intangible assets, of one hospital to their estimated fair values, primarily due to a decline in the fair value of real estate in the market in which the hospital operates. Material adverse trends in our most recent estimates of future undiscounted cash flows of the hospital, consistent with our prior estimates during 2008 when impairment charges were recorded at this hospital, indicated the carrying value of the hospital’s long-lived assets was not recoverable from the estimated future cash flows. We believe the most significant factors contributing to the continuing adverse financial trends include reductions in volumes of insured patients due to competition, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospital’s long-lived assets and compared the fair value estimate to the carrying value of the hospital’s long-lived assets. Because the fair value estimate was lower than the carrying value of the hospital’s long-lived assets, an impairment charge was recorded for the difference in the amounts. Unless the anticipated future financial trends of this hospital improve to the extent that the estimated future undiscounted cash flows exceed the carrying value of the long-lived assets, this hospital is at risk of future impairments, particularly if we spend significant amounts of capital at the hospital without generating a corresponding increase in the hospital’s fair value or if the fair value of the hospital’s real estate continues to decline. The remaining net impairment and restructuring charges for the nine months ended September 30, 2009 include $4 million of employee severance and other related costs and a $3 million impairment charge for the write-down of a note receivable due from a buyer of one of our previously divested hospitals as a result of the buyer filing for bankruptcy. During the nine months ended September 30, 2008, the net impairment and restructuring charges of $4 million consisted of a $1 million net impairment charge primarily for the write-down of certain land being divested at one hospital to its estimated fair value, $7 million of employee severance and other related costs, and $1 million for the acceleration of stock-based compensation expense, partially offset by a $5 million reduction in reserves recorded in prior periods.

Our impairment tests presume declining, stable or, in some cases, improving results in our hospitals, which are based on programs and initiatives being implemented that are designed to achieve the hospital’s most recent projections. If these projections are not met, or if in the future negative trends occur that impact our future outlook, further impairments of long-lived assets and goodwill may occur, and we may incur additional restructuring charges.

Our operations are structured as follows:

•	Our California region includes all of our hospitals in California and Nebraska;

•	Our Central region includes all of our hospitals in Missouri, Tennessee and Texas;

•	Our Florida region includes all of our hospitals in Florida;

•	Our Southern States region includes all of our hospitals in Alabama, Georgia, North Carolina and South Carolina; and

•	Our two hospitals in Philadelphia, Pennsylvania are part of a separate market, reporting directly to our chief operating officer.

These regions are reporting units used to perform our goodwill impairment analysis and are one level below our operating segment level. Future restructuring of our regions that changes our goodwill reporting units could also result in further impairments of our goodwill.

The tables below are reconciliations of beginning and ending liability balances in connection with restructuring charges recorded during the nine months ended September 30, 2009 and 2008 in continuing and discontinued operations:

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Other	Balances at End of Period
Nine Months Ended September 30, 2009
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$12	$5	$(8)	$(1)	$8
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	15	8	(13)	—	10

	$27	$13	$(21)	$(1)	$18

Nine Months Ended September 30, 2008
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$24	$3	$(12)	$1	$16
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	20	12	(20)	—	12

	$44	$15	$(32)	$1	$28

The above liability balances at September 30, 2009 are included in other current liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Cash payments to be applied against these accruals at September 30, 2009 are expected to be approximately $2 million in 2009 and $16 million thereafter. The column labeled “Other” above represents charges recorded in restructuring expense that are not recorded in the liability account, such as the acceleration of stock-based compensation expense related to severance agreements.

NOTE 5. LONG-TERM DEBT, LEASE OBLIGATIONS AND GUARANTEES

The table below shows our long-term debt as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Senior notes:
6 3/8%, due 2011	$67	$1,000
6 1/2%, due 2012	57	600
7 3/8%, due 2013	1,000	1,000
9 7/8%, due 2014	100	1,000
9 1/4%, due 2015	492	800
6 7/8%, due 2031	430	450
Senior secured notes:
9%, due 2015	714	—
10%, due 2018	714	—
8 7/8%, due 2019	925	—
Capital leases and mortgage notes	8	10
Unamortized note discounts	(232)	(80)
Fair value adjustment related to interest rate swap agreement	(6)	—

Total long-term debt	4,269	4,780
Less current portion	2	2

Long-term debt, net of current portion	$4,267	$4,778

Credit Agreement

We have a five-year, $800 million senior secured revolving credit facility, which matures on November 16, 2011, that is collateralized by patient accounts receivable at our acute care and specialty hospitals, and bears interest at our option based on the London Interbank Offered Rate (“LIBOR”) plus 150 basis points or Citigroup’s base rate, as defined in the credit agreement, plus 50 basis points. At September 30, 2009, there were no cash borrowings outstanding under the revolving credit facility, and we had approximately $194 million of letters of credit outstanding. Based on our eligible receivables, the borrowing capacity under the revolving credit facility was $463 million at September 30, 2009.

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

Senior Notes

In September 2009, we purchased $300 million of the $800 million aggregate principal amount outstanding of our 9 1/4% senior notes due 2015 for $315 million. The purchase was funded with the net proceeds from our sale of mandatory convertible preferred stock as described in Note 7. In connection with the repurchase, we paid approximately $4 million in accrued and unpaid interest. Also in September 2009, we repurchased approximately $8 million of additional aggregate principal amount outstanding of our 9 1/4% senior notes due 2015 for cash of approximately $8 million. These transactions resulted in a loss from early extinguishment of debt of approximately $22 million related to the difference between the purchase prices and the par values of the purchased notes, as well as the write-off of unamortized note discounts and issuance costs associated with the notes.

In July 2009, we purchased approximately $15 million aggregate principal amount of our 6 3/8% senior notes due 2011, $32.5 million of our 6 1/2% senior notes due 2012, $0.3 million of our 9 7/8% senior notes due 2014, and $20.5 million of our 6 7/8% senior notes due 2031 for approximately $60 million. We recorded a gain from early extinguishment of debt of approximately $6 million related to the difference between the purchase prices and the par values of the purchased notes, partially offset by the write-off of unamortized note discounts, issuance costs and unrecognized interest rate hedge settlements associated with the notes.

In June 2009, we purchased approximately $900 million of the $1 billion aggregate principal amount outstanding of our 9 7/8% senior notes due 2014 for approximately $941 million, representing approximately $900 million in principal payments and approximately $41 million in accrued and unpaid interest through the dates of purchase. We purchased the 9 7/8% senior notes with the net proceeds of approximately $881 million from our sale of new 8 7/8% senior secured notes due 2019, as described below, and cash on hand. In connection with the purchases of our 9 7/8 % senior notes, we recorded a loss from early extinguishment of debt of approximately $24 million related to the write-off of unamortized note discounts and issuance costs.

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

In May 2009, we exchanged approximately $3 million aggregate principal amount of our outstanding 6 3/8% senior notes due 2011 and approximately $25 million aggregate principal amount of our outstanding 6 1 /2% senior notes due 2012 for approximately $14 million aggregate principal amount of 9% senior secured notes due 2015 and approximately $14 million aggregate principal amount of 10% senior secured notes due 2018. In addition, we received approximately $6 million in cash, which represented the difference in the fair values of the tendered notes as compared to the fair values of the 9% senior secured notes and 10% senior secured notes and compensation to us for increased interest expense. In connection with the exchange, we recorded a gain from early extinguishment of debt of approximately $3 million for cash we received relating to the difference in the fair values of the tendered notes as compared to the fair values of the 9% and 10% senior secured notes, net of the write-off of unamortized note discounts, issuance costs and unrecognized interest rate hedge settlements associated with the senior notes tendered. The remaining $3 million of cash received will be amortized as a reduction of interest expense over the life of the 9% and 10% senior secured notes. The note exchange was completed with eligible holders who did not tender their notes in the March 2009 exchange offer described below.

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

The indentures setting forth the terms of our senior secured notes contain provisions limiting our ability to redeem the notes and the terms by which we may do so. At any time or from time to time prior to the date specified in the applicable indenture—July 1, 2014 in the case of the 8 7/8% senior secured notes and May 1, 2012 in the case of the 9% and 10% senior secured notes – we, at our option, may redeem up to 35% of the aggregate principal amount of any of these series of senior secured notes with the net cash proceeds of one or more qualified equity offerings (as defined in the applicable indenture) at a redemption price equal to a specified percentage—108.875% in the case of the 8 7/8% senior secured notes, 109% in the case of the 9% senior secured notes and 110% in the case of the 10% senior secured notes—of the principal amount of the notes to be redeemed, plus accrued and unpaid interest thereon, if any, to the date of redemption. In addition, we, at our option, may redeem any series of our senior secured notes, in whole or in part, at any time on or prior to the date specified in the applicable indenture—July 1, 2014 in the case of the 8 7/8% senior secured notes, May 1, 2012 in the case of the 9% senior secured notes and May 1, 2014 in the case of the 10% senior secured notes—at a redemption price equal to 100% of the principal amount of the notes redeemed plus the applicable make-whole premium set forth in the applicable indenture, together with accrued and unpaid interest thereon, if any, to the redemption date. At any time or from time to time after July 1, 2014 in the case of the 8 7/8% senior secured notes, May 1, 2012 in the case of the 9% senior secured notes and May 1, 2014 in the case of the 10% senior secured notes, we, at our option, may redeem the notes, in whole or in part, at the redemption prices set forth in the applicable indenture, together with accrued and unpaid interest thereon, if any, to the redemption date.

In addition, we may be required to purchase for cash all or any part of each series of our senior secured notes upon the occurrence of a change of control (as defined in the applicable indentures) for a cash purchase price of 101% of the aggregate principal amount of the notes, plus accrued and unpaid interest.

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

The indentures governing our senior secured notes contain covenants that, among other things, restrict our ability and the ability of our subsidiaries to incur liens, consummate asset sales, enter into sale and lease-back transactions or consolidate, merge or sell all or substantially all of our or their assets, other than in certain transactions between one or more of our wholly owned subsidiaries. These restrictions, however, are subject to a number of important exceptions and qualifications. In particular, there are no restrictions on our ability or the ability of our subsidiaries to incur additional indebtedness, make restricted payments, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, enter into transactions with affiliates or make advances to, or invest in, other entities (including unaffiliated entities). In addition, the indentures governing our senior secured notes contain a covenant that neither we nor any of our subsidiaries will incur secured debt, unless at the time of and after giving effect to the incurrence of such debt, the aggregate amount of all such secured debt (including the aggregate principal amount of senior secured notes outstanding at such time) does not exceed the greater of (i) $3.2 billion or (ii) the amount that would cause the secured debt ratio (as defined in the indentures) to exceed 4.0 to 1.0; provided that the aggregate amount of all such debt secured by a lien on par to the lien securing the senior secured notes may not exceed the greater of (a) $2.6 billion or (b) the amount that would cause the secured debt ratio to exceed 3.0 to 1.0.

Interest Rate Swap Agreement

In April 2009, we entered into an interest rate swap agreement, which became effective May 1, 2009, for an aggregate notional amount of $1 billion. The agreement has a scheduled termination date of February 1, 2013. The interest rate swap agreement has been designated as a fair value hedge and is used to manage our exposure to future changes in interest rates. It has the effect of converting our 7 3/8% senior notes due February 1, 2013 from a fixed interest rate paid semi-annually to a variable interest rate paid monthly based on the one-month LIBOR plus a floating rate spread of approximately 5.46%. During the term of the interest rate swap agreement, changes in the fair value of the interest rate swap agreement and changes in the fair value of the 7 3/8% senior notes, which we anticipate should substantially offset each other, will be recorded in interest expense. To mitigate future risks related to potential significant increases in the one-month LIBOR, we also entered into a LIBOR cap agreement that limits the maximum one-month LIBOR to 8% under the interest rate swap agreement. We paid approximately $2 million for this limitation on interest rate exposure under the interest rate swap agreement. As of September 30, 2009, the variable rate was approximately 5.71%.

The fair value of the interest rate swap agreement included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets approximated $5 million at September 30, 2009. During the nine months ended September 30, 2009, $5 million in losses from mark-to-market adjustments on the interest rate swap agreement and an offsetting $6 million in gains from mark-to-market adjustments on the hedged senior notes were included in interest expense in the accompanying Condensed Consolidated Statements of Operations. We used the interest rate forward curve at September 30, 2009 to estimate the fair values of the interest rate swap agreement and the hedged senior notes.

The fair value of the LIBOR cap agreement included in investments and other assets in the accompanying Condensed Consolidated Balance Sheets approximated $3 million at September 30, 2009. During the nine months ended September 30, 2009, approximately $1 million in gains from mark-to-market adjustments of the LIBOR cap agreement were included as a reduction of interest expense in the accompanying Condensed Consolidated Statements of Operations.

See Note 13 for the disclosure of the fair values of the interest rate swap agreement and the LIBOR cap agreement.

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

At September 30, 2009, the maximum potential amount of future payments under our income and revenue collection guarantees was $99 million. We had a liability of $82 million recorded for the fair value of these guarantees included in other current liabilities at September 30, 2009.

At September 30, 2009, we also guaranteed minimum rent revenue to certain landlords who built medical office buildings on or near our hospital campuses. The maximum potential amount of future payments under these guarantees was $11 million. We had a liability of $3 million recorded for the fair value of these guarantees, of which $1 million was included in other current liabilities and $2 million was included in other long-term liabilities at September 30, 2009.

NOTE 6. EMPLOYEE BENEFIT PLANS

At September 30, 2009, there were approximately 12 million shares of common stock available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant.

Our income from continuing operations for the nine months ended September 30, 2009 and 2008 includes $18 million and $28 million, respectively, of pretax compensation costs related to our stock-based compensation arrangements ($11 million and $17 million, respectively, after-tax, excluding the impact of the deferred tax asset valuation allowance).

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2009:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Life
Outstanding as of December 31, 2008	31,905,426	$18.48
Granted	22,146,180	1.17
Exercised	—	—
Forfeited/Expired	(4,983,812)	17.34

Outstanding as of September 30, 2009	49,067,794	$10.79	$105	6.4 years

Vested and expected to vest at September 30, 2009	45,727,711	$11.48	$90	6.2 years

Exercisable as of September 30, 2009	24,828,941	$19.76	$1	3.7 years

There were no stock options exercised during either the nine months ended September 30, 2009 or the same period in 2008.

As of September 30, 2009, there were $15 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.1 years.

The weighted average estimated fair values of stock options we granted in the nine months ended September 30, 2009 and 2008 were $0.67 per share and $2.43 per share respectively. These fair values were calculated based on each grant date, using a binomial lattice model with the following assumptions:

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	Top Eleven Employees	All Other Employees	All Employees
Expected volatility	57% - 61%	57% - 61%	47%
Expected dividend yield	0%	0%	0%
Expected life	7.00 years	5.00 years	5.75 years
Expected forfeiture rate	4%	20%	7%
Risk-free interest rate	3.02% - 3.43%	2.34% - 2.81%	4.05% - 4.39%
Early exercise threshold	75% gain	50% gain	100% gain
Early exercise rate	20% per year	45% per year	20% per year

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

The following table summarizes information about our outstanding stock options at September 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $10.639	31,994,287	8.6 years	$3.26	7,755,434	$8.46
$10.64 to $13.959	3,206,856	4.1 years	12.16	3,206,856	12.16
$13.96 to $17.589	4,235,988	2.9 years	17.13	4,235,988	17.13
$17.59 to $28.759	2,928,042	1.5 years	27.32	2,928,042	27.32
$28.76 and over	6,702,621	1.8 years	34.83	6,702,621	34.83

	49,067,794	6.4 years	$10.79	24,828,941	$19.76

Restricted Stock Units

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2009:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2008	8,670,318	$6.04
Granted	522,324	2.24
Vested	(4,061,898)	5.85
Forfeited	(317,701)	5.61

Unvested as of September 30, 2009	4,813,043	$5.82

The restricted stock units granted in the nine months ended September 30, 2009 were granted to our directors pursuant to our director compensation program, vested immediately on the grant date and will be settled in shares of our common stock on the third anniversary of the date of the grant or upon termination of service to the board, unless settlement has been deferred. The fair value of these restricted stock units was based on our share price on the grant date.

As of September 30, 2009, there were $12 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.7 years.

NOTE 7. EQUITY

In September 2009, we sold 345,000 shares of 7% mandatory convertible preferred stock for net proceeds of approximately $334 million. Each share of mandatory convertible preferred stock will automatically convert on October 1, 2012 into between 142.4501 and 170.9402 shares of our common stock, subject to anti-dilution adjustments, depending on the average of the closing prices per share of our common stock on each of the 20 consecutive trading days ending on the third trading day immediately preceding the mandatory conversion date, subject to certain conditions. At any time prior to October 1, 2012, holders may elect to convert shares of the mandatory convertible preferred stock at the minimum conversion rate of 142.4501 shares of our common stock, subject to anti-dilution adjustments. If holders elect to convert shares of the mandatory convertible preferred stock during a specified period in connection with a make-whole event, as defined in the certificate of designation relating to the mandatory convertible preferred stock, the conversion rate will be adjusted under certain circumstances and holders will also be entitled to receive a make-whole amount in cash, common stock or a combination thereof as elected by us.

Quarterly dividends on each share of the mandatory convertible preferred stock will accrue at a rate of 7% per year on the liquidation preference of $1,000 per share. Dividends will accrue and accumulate from September 25, 2009, and, to the extent that we declare a dividend payable, we will pay dividends on January 1, April 1, July 1 and October 1 of each year through, and including, October 1, 2012.

Upon any voluntary or involuntary liquidation, dissolution or winding up of us resulting in a distribution of assets to the holders of any class or series of our capital stock, each holder of the mandatory convertible preferred stock will be entitled to receive the liquidation preference of $1,000 per share, plus an amount equal to accrued, accumulated and unpaid dividends.

The following table shows the changes in consolidated equity during the nine months ended September 30, 2009 and 2008 (dollars in millions, shares in thousands):

	Tenet Healthcare Corporation Shareholders’ Equity
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Amount	Shares Outstanding	Issued Par Amount
Balances at December 31, 2008	—	$—	477,173	$26	$4,445	$(37)	$(2,852)	$(1,479)	$44	$147
Net income	—	—	—	—	—	—	160	—	8	168
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	—	(5)	(5)
Other comprehensive income	—	—	—	—	—	10	—	—	—	10
Issuance of mandatory convertible preferred stock	345,000	334	—	—	—	—	—	—	—	334
Preferred stock dividend	—	—	—	—	—	—	—	—	—
Stock-based compensation expense and issuance of common stock	—	—	3,927	—	19	—	—	—	—	19

Balances at September 30, 2009	345,000	$334	481,100	$26	$4,464	$(27)	$(2,692)	$(1,479)	$47	$673

Balances at December 31, 2007	—	$—	474,379	$26	$4,412	$(28)	$(2,877)	$(1,479)	$34	$88
Net income	—	—	—	—	—	—	58	—	3	61
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	7	7
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Other comprehensive loss	—	—	—	—	—	(1)	—	—	—	(1)
Stock-based compensation expense and issuance of common stock	—	—	2,609	—	25	—	—	—	—	25

Balances at September 30, 2008	—	$—	476,988	$26	$4,437	$(29)	$(2,819)	$(1,479)	$42	$178

NOTE 8. OTHER COMPREHENSIVE INCOME (LOSS)

The table below shows each component of other comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$(1)	$106	$168	$61
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	1	(4)	3	(3)
Reclassification adjustments for realized losses included in net income (loss)	—	1	7	2

Other comprehensive income (loss) before income taxes	1	(3)	10	(1)
Income tax benefit related to items of other comprehensive income	3	—	—	—

Total other comprehensive income (loss), net of tax	4	(3)	10	(1)

Comprehensive income	3	103	178	60
Less: Preferred stock dividends	—	—	—	—
Less: Comprehensive income attributable to noncontrolling interests	2	2	8	3

Comprehensive income attributable to Tenet Healthcare Corporation common shareholders	$1	$101	$170	$57

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

Professional and General Liability Insurance

At September 30, 2009 and December 31, 2008, the aggregate current and long-term professional and general liability reserves on our Condensed Consolidated Balance Sheets were approximately $600 million and $663 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity composite rate of 2.74% and 3.32% at September 30, 2009 and December 31, 2008, respectively.

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

Included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $27 million and $31 million for the three months ended September 30, 2009 and 2008, respectively, and $75 million and $109 million for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 10. CLAIMS AND LAWSUITS

Because we provide health care services in a highly regulated industry, we have been and expect to continue to be subject to various lawsuits, claims and regulatory proceedings from time to time. The ultimate resolution of these matters, individually or in the aggregate, whether as a result of litigation or settlement, could have a material adverse effect on our business (both in the near and long term), financial condition, results of operations or cash flows. We are currently a party to, or have recently resolved, various legal proceedings, including those noted below. Where specific amounts are sought in any pending matter, those amounts are disclosed. For all other matters, where a loss is reasonably possible and estimable, an estimate of the loss or a range of loss is provided. Where no estimate is provided, a loss is not reasonably possible or an amount of loss is not reasonably estimable at this time.

1.	Governmental Reviews—Pursuant to the five-year corporate integrity agreement (“CIA”) we entered into with the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services in September 2006, we notified the OIG in October 2007 that we had completed a preliminary review of admissions to our inpatient rehabilitation unit at South Fulton Medical Center in East Point, Georgia that suggested further review was necessary to determine whether South Fulton had received Medicare overpayments reportable under our CIA. In January 2008, we submitted this matter into the OIG’s voluntary self-disclosure protocol. We recorded a reserve of approximately $5 million as of December 31, 2008 for this matter. The OIG subsequently accepted our submission. In February 2009, we received a letter from the U.S. Department of Justice (“DOJ”), which is participating in this matter with the OIG, requesting additional information regarding the basis for our self-disclosure, as well as information related to admissions at our other active and closed inpatient rehabilitation hospitals and units for the period 2000 to the present. The government has since limited the scope of its review to the period May 2005 through December 31, 2007. In addition, the government has requested data from a limited sample of patient files at two inpatient rehabilitation facilities besides South Fulton Medical Center before it determines if its review should extend to our other inpatient rehabilitation units. A review of those files is underway; however, we are unable to predict the timing and outcome of this matter, which is still in its preliminary stages at this time.

Separately, in 2009, the DOJ, through the U.S. Attorney’s Office in the Western District of New York, and the OIG contacted a number of hospitals, including one Tenet hospital, requesting information regarding their billing practices for kyphoplasty procedures. Kyphoplasty is a surgical procedure used to treat pain and related conditions associated with certain vertebrae injuries. The DOJ and the OIG requested the information in connection with their review of the appropriateness of Medicare patients receiving kyphoplasty procedures on an inpatient basis as opposed to an outpatient basis. To date, the request has been limited to only one of our hospitals. We are fully cooperating with the DOJ and the OIG, which requested the information on a voluntary basis. We are unable to predict the timing and outcome of the investigation, which is still in its preliminary stages at this time. However, based on the total number of inpatient kyphoplasty procedures conducted during the review period at the hospital subject to the information request, we do not believe the outcome of this review will have a material adverse impact on us.

2.	Wage and Hour Actions—We have been defending two coordinated lawsuits in Los Angeles Superior Court alleging that our hospitals violated certain provisions of California’s labor laws and applicable wage and hour regulations. The cases are: McDonough, et al. v. Tenet Healthcare Corporation and Tien, et al. v. Tenet Healthcare Corporation. Plaintiffs in both cases have sought back pay, statutory penalties, interest and attorneys’ fees. In June 2008, motions for class certification in the McDonough and Tien cases, which we opposed, were initially granted in part and denied in part. We filed a motion for reconsideration of the court’s class certification ruling and, in November 2008, the court issued a reconsidered ruling denying class certification with respect to all of the plaintiffs’ claims, except with respect to one subclass later dismissed by the plaintiffs. In February 2009, the plaintiffs filed a notice of appeal of the court’s decision. We continue to believe the court’s November 2008 ruling was correct and are defending that ruling on appeal.

In May 2009, we received final approval of a settlement in two other wage and hour matters—Pagaduan v. Fountain Valley Regional Medical Center, which was pending in Los Angeles Superior Court, and Falck v. Tenet Healthcare Corporation, which was pending in U.S. District Court for the Central District of California. These lawsuits, which were certified as class actions in February 2008, specifically involved allegations regarding unpaid overtime. Plaintiffs in both cases sought back pay, statutory penalties, interest and attorneys’ fees. Although we believed our California hospitals’ overtime payments complied with state and federal law, we entered into the settlement in late 2008, though we did not admit any wrongdoing. Under the terms of the settlement and based on claims received and approved, our total liability (including the employer’s share of taxes on claims paid) was approximately $81 million, and we recorded an accrual of that amount as an estimated liability for these actions. (We recorded $6 million in the three months ended June 30, 2009, $47 million in the three months ended March 31, 2008, $10 million in the three months ended December 31, 2007 and $18 million in prior years.) We paid the settlement in full in the three months ended September 30, 2009.

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

4.

Civil Lawsuit on Appeal—In August 2007, the federal district court in Miami granted our motion for summary judgment, thereby dismissing the civil case filed as a purported class action by Boca Raton Community Hospital, which principally alleged that Tenet’s past pricing policies and receipt of Medicare outlier payments violated the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), causing harm to the plaintiff. The plaintiff sought unspecified amounts of damages (including treble damages under RICO), restitution, disgorgement and punitive damages. The plaintiff subsequently filed an appeal of the district court’s dismissal to the U.S. Court of Appeals for the Eleventh Circuit, which heard oral arguments in January 2009. In September 2009, the Eleventh Circuit upheld the district court’s dismissal of the case.

5.	Real Property Dispute—In August 2006, the University of Southern California filed a lawsuit in Los Angeles Superior Court against a Tenet subsidiary seeking to terminate a ground lease and a development and operating agreement between the University and our subsidiary, which built, owned and operated USC University Hospital, an acute care hospital located on land then leased from the University in Los Angeles. We strongly disputed the University’s claims of default and also filed a cross-complaint in November 2007, asserting claims against the University for, among other things, breach of contract. In April 2008, we announced that we had signed a non-binding letter of intent for the University to acquire USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital, our 60-bed facility specializing in cancer treatment on the campus of USC University Hospital, in an effort to resolve the pending claims by both parties without protracted litigation. On March 31, 2009, we completed the sale of the two facilities to the University. As a result, the pending claims have been dismissed.

In addition to the matters described above, our hospitals are subject to investigations, claims and lawsuits in the ordinary course of our business. Most of these matters involve allegations of medical malpractice or other injuries suffered at our hospitals. As previously reported, three such cases were filed as purported class action lawsuits and involve patients of our former Memorial Medical Center and Lindy Boggs Medical Center in New Orleans. In September 2008, class certification was granted in two of these suits—Preston, et al. v. Memorial Medical Center and Husband et al. v. Memorial Medical Center. In her order, the judge certified a class of all persons at Memorial during and in the days following Hurricane Katrina, excluding employees, who sustained injuries or died, as well as family members who themselves sustained injury as a result of such injuries or deaths to any person at Memorial, excluding employees, during that time. We filed an appeal of the class certification with the Louisiana Fourth Circuit Court of Appeal, however, that court upheld the lower court’s decision in August 2009. On October 2, 2009, we filed a writ of certiorari with the Supreme Court of Louisiana seeking reversal or remand of the class certification. In the remaining case, family members allege, on behalf of themselves and a purported class of other patients and their family members, similar damages as a result of injuries sustained at Lindy Boggs Medical Center during the aftermath of Hurricane Katrina. The certification hearing in that matter has not yet been scheduled. In addition to disputing the merits of the allegations in each of these suits, we contend that none of the actions meet the proper legal requirements for class actions and that each case must be adjudicated independently. We will, therefore, continue to oppose class certification and vigorously defend the hospitals in these matters.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the nine months ended September 30, 2009 and 2008:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash (Payments) Receipts	Balances at End of Period
Nine Months Ended September 30, 2009
Continuing operations	$240	$13	$(157)	$96
Discontinued operations	—	—	—	—

	$240	$13	$(157)	$96

Nine Months Ended September 30, 2008
Continuing operations	$282	$45	$(65)	$262
Discontinued operations	—	(39)	30	(9)

	$282	$6	$(35)	$253

For the nine months ended September 30, 2009 and 2008, we recorded net costs of $13 million and $45 million, respectively, in connection with significant legal proceedings and investigations. The 2009 and 2008 costs primarily relate to changes in our estimated liability for the wage and hour actions described above and other unrelated employment matters. The 2009 costs also include amounts paid to indemnify a former officer of the Company in a matter to which the Company was not a party and costs to defend the Company in various matters. The 2008 costs were partially offset by $6 million that was recorded as a recovery of litigation and investigation costs in continuing operations for costs we previously incurred related to our December 2004 Redding Medical Center litigation settlement. The 2009 payments primarily relate to the wage and hour settlement discussed above and payments related to our 2006 civil settlement with the federal government. The 2008 payments primarily relate to our 2006 civil settlement with the federal government, and the 2008 receipts relate to insurance recoveries associated with our December 2004 Redding Medical Center litigation settlement.

NOTE 11. INCOME TAXES

Effective January 1, 2007, we adopted ASC 740-10-25, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. During the nine months ended September 30, 2009, we reduced our estimated liabilities for uncertain tax positions by $2 million, related to continuing operations, primarily as a result of the expiration of statutes of limitation. The total amount of unrecognized tax benefits as of September 30, 2009 was $75 million ($58 million related to continuing operations and $17 million related to discontinued operations), which, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing and discontinued operations, primarily by reducing our valuation allowance for deferred tax assets.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense in our Condensed Consolidated Statements of Operations. Approximately $9 million of interest and penalties related to accrued liabilities for uncertain tax positions ($5 million related to continuing operations and $4 million related to discontinued operations) are included in our Condensed Consolidated Statement of Operations in the nine months ended September 30, 2009. Total accrued interest and penalties on unrecognized tax benefits as of September 30, 2009 were $62 million ($41 million related to continuing operations and $21 million related to discontinued operations).

Income tax expense in the nine months ended September 30, 2009 included the following: (1) an income tax benefit of $97 million in continuing operations to decrease the valuation allowance for our deferred tax assets and for other tax adjustments; (2) income tax expense of $23 million in continuing operations related to stock-based compensation deductions; and (3) income tax expense of $14 million in discontinued operations to increase the valuation allowance and for other tax adjustments.

In connection with an audit of our tax returns for the fiscal years ended May 31, 1998 through the transition period ended December 31, 2002, the IRS issued a statutory notice of tax deficiency asserting an aggregate tax deficiency of $204 million plus interest. This amount does not include an advance tax payment of $85 million we made in December 2006, an overpayment by us of $20 million for one of the years in the audit period, and the impact of our net operating losses from 2004, which would reduce the tax deficiency by $31 million. We have reached a tentative settlement with IRS counsel of all disputed issues in this case. The settlement is subject to approval by the Tax Court and, if approved, would result in a payment of approximately $60 million to satisfy accrued taxes and interest in 2010. Our tax returns for the years ended December 31, 2006 and December 31, 2007 are currently under examination by the IRS. These returns include deductions for amounts paid in connection with our 2006 civil settlement with the federal government and upon which taxes had been paid by us in previous taxable years. We filed tax refund claims to recover such previously paid taxes, and we have received tax refunds of approximately $200 million as of September 30, 2009. The tax treatment of the civil settlement payments is being considered as part of the IRS’ examination. We presently cannot predict the ultimate resolution of our IRS examinations, which could have a material adverse effect on our financial condition, results of operations or cash flows.

At September 30, 2009, approximately $46 million of unrecognized federal and state tax benefits may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

At September 30, 2009, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss carryforwards of approximately $2.1 billion expiring in 2024 to 2028, (2) approximately $27 million in alternative minimum tax credits with no expiration, and (3) general business credit carryforwards of approximately $13 million expiring in 2023 to 2028.

NOTE 12. EARNINGS PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings per common share calculations for income from continuing operations for the three and nine months ended September 30, 2009 and 2008. Income is expressed in millions and weighted average shares are expressed in thousands.

	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended September 30, 2009
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$2	481,008	$—
Effect of dilutive stock options and restricted stock units	—	17,076	—

Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$2	498,084	$—

Three Months Ended September 30, 2008
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$118	476,898	$0.25
Effect of dilutive stock options and restricted stock units	—	3,891	—

Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$118	480,789	$0.25

Nine Months Ended September 30, 2009
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$197	479,942	$0.41
Effect of dilutive stock options, restricted stock units and mandatory convertible preferred stock	—	9,746	(0.01)

Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$197	489,688	$0.40

Nine Months Ended September 30, 2008
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$78	476,091	$0.16
Effect of dilutive stock options and restricted stock units	—	2,571	—

Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$78	478,662	$0.16

Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, were not included in the computation of diluted shares for the three and nine months ended September 30, 2009 were 27,376 and 27,582 shares, respectively, and for the three and nine months ended September 30, 2008 were 31,427 and 31,556 shares, respectively. For the three months ended September 30, 2009, the inclusion of the 3,189 shares of common stock (in thousands) issuable under the conversion feature of our mandatory convertible preferred stock would be anti-dilutive, therefore, these shares were excluded from the computation of diluted shares.

NOTE 13. FAIR VALUE MEASUREMENTS

Our financial assets and liabilities recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by our captive insurance subsidiaries and to our derivative contracts. The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009 and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Marketable securities—current	$16	$16	$—	$—
Investments in Reserve Yield Plus Fund	3	—	3	—
Marketable debt securities—noncurrent	32	11	20	1

	$51	$27	$23	$1

Derivative Contracts (see Note 5):
LIBOR cap agreement asset	$3	$—	$3	$—

Interest rate swap agreement liability	$(5)	$—	$(5)	$—

The change in the fair value of our auction rate securities valued using significant unobservable inputs is shown below:

Fair value recorded at December 31, 2008	$1
Adjustment to record reduction in estimated fair value of auction rate securities	—

Fair value recorded at September 30, 2009	$1

Fair value recorded at December 31, 2007	$2
Adjustment to record reduction in estimated fair value of auction rate securities	(1)

Fair value recorded at September 30, 2008	$1

At September 30, 2009, one of our captive insurance subsidiaries held $1 million of preferred stock and other securities that were distributed from auction rate securities whose auctions have failed due to sell orders exceeding buy orders. We were not required to record an other-than-temporary impairment of these securities during the nine months ended September 30, 2009. However, as a result of downgraded ratings on certain of our auction rate securities and an illiquid market for these securities, we recorded a realized loss of $1 million in investment earnings on our Condensed Consolidated Statement of Operations during the nine months ended September 30, 2008 as an other-than-temporary impairment of investments. Fair values using significant other observable inputs were determined using a combination, where applicable, of trading levels of the related operating or holding companies’ credit default swaps, other subordinated and senior securities of the issuers, expected discounted cash flows using LIBOR plus 150 to 200 basis points and a discount from par based on the issuers’ credit ratings.

At September 30, 2009, the fair value of our investments in the Reserve Yield Plus Fund was $3 million. The cost of our investment was $4 million. In mid-September 2008, the net asset value of the fund decreased below $1 per share as a result of a valuation of certain investments at zero that the fund held in a company that filed for bankruptcy. Therefore, we recorded a $1 million loss related to our then $49 million investment in the fund to recognize our pro rata share of the estimated loss in this investment. We requested the redemption of our investments in the fund and, in the nine months ended September 30, 2009 and the three months ended December 31, 2008, we received $11 million and $34 million, respectively, of cash distributions from the fund. While we expect to receive substantially all of our remaining holdings in the fund, we cannot predict the ultimate timing of when we will receive the funds. Accordingly, we have classified our holdings as investments in the Reserve Yield Plus Fund, rather than as cash and cash equivalents, on our Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008.

We adopted the provisions of ASC 820-10-05 as of January 1, 2009 for our non-financial assets and liabilities that are not permitted or required to be measured at fair value on a recurring basis. Our non-financial assets and liabilities not permitted or required to be measured at fair value on a recurring basis typically relate to long-lived assets held and used, long-lived assets held for sale and goodwill. We are now required to provide additional disclosures about fair value measurements as part of our financial statements for each major category of assets and liabilities measured at fair value on a non-recurring basis. The following table presents this information as of September 30, 2009 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities, which generally are not applicable to non-financial assets and liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as appraisals or established market values of comparable assets. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and include situations where there is little, if any, market activity for the asset or liability, such as internal estimates of future cash flows.

	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held for sale	$16	$—	$16	$—
Long-lived assets held and used	$24	$—	$24	$—

As described in Note 3, we recorded impairment charges in discontinued operations in the nine months ended September 30, 2009 of $8 million to adjust the carrying values of assets held for sale primarily related to NorthShore Regional Medical Center to their fair values, less costs to sell. The impairment charges consisted of $5 million for the write-down of long-lived assets and $3 million of goodwill related to the hospital.

As described in Note 4, we recorded impairment charges in continuing operations in the nine months ended September 30, 2009 of $6 million to adjust the carrying values of buildings, equipment and other long-lived assets at one hospital to their estimated fair values primarily due to a decline in the fair value of the hospital’s real estate. The impairment analysis was completed as a result of continued adverse trends in our most recent estimates of future undiscounted cash flows of the hospital and the changes in real estate values in the market in which the hospital operates.

The fair value of our long-term debt is based on quoted market prices. At September 30, 2009 and December 31, 2008, the estimated fair value of our long-term debt was approximately 98.6% and 73.3%, respectively, of the carrying value of the debt.

NOTE 14. RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, an amendment to ASC 820-10, “Fair Value Measurements and Disclosures—Overall,” for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain other valuation techniques. The guidance provided in this ASU is effective for the first reporting period (including interim periods) beginning after issuance. ASU 2009-05 will have no impact on our financial condition, results of operations or cash flows.

Also in August 2009, the FASB issued ASU 2009-04, an update to ASC 480-10-S99, “Distinguishing Liabilities from Equity,” per EITF Topic D-98,”Classification and Measurement of Redeemable Securities.” This ASU will have no impact on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 is intended to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. We are currently evaluating the potential impact of SFAS 167, which will be effective for us beginning January 1, 2010, but we do not expect it to have a material impact on our financial condition, results of operations or cash flows.

NOTE 15. SALES OF INVESTMENTS

During the nine months ended September 30, 2009, we recorded a gain on sale of investment of approximately $15 million in continuing operations related to the sale of our 50% membership interest in Peoples Health Network, the company that administered the operations of Tenet Choices, Inc., our wholly owned Medicare Advantage HMO insurance subsidiary in Louisiana.

During the nine months ended September 30, 2008, we recorded gains on sales of investments in continuing operations of $126 million from the sale of our entire interest in Broadlane, Inc. and $14 million from the sale of our interest in a joint venture with a real estate investment trust.

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

KEY DEVELOPMENTS

Recent key developments include the following:

Sale of Mandatory Convertible Preferred Stock and Repurchase of $300 Million of Outstanding Senior Notes—In September 2009, we sold 345,000 shares of 7% mandatory convertible preferred stock for net proceeds of approximately $334 million. We used $315 million of the net proceeds to repurchase $300 million aggregate principal amount of our outstanding 9 1/4% senior notes due 2015.

Quality Awards—In August 2009, we announced that 29 of our hospitals received 73 UnitedHealth Premium Specialty Center designations for cardiac care, cardiac surgery and heart rhythm disorders. To receive these designations, hospitals must meet or exceed UnitedHealthcare’s rigorous quality criteria based on nationally recognized medical standards, including programmatic structure, patient care processes and clinical outcomes that are submitted by the hospital to UnitedHealthcare.

SIGNIFICANT CHALLENGES

As stated above, there are a number of significant industry-wide challenges that have been impacting our operating performance, including those summarized below.

Volumes—Although we have seen some improvements in recent quarters, we have experienced declines in patient volumes over the last several years. We believe the reasons for these declines include, but are not limited to, factors that have affected many hospital companies, including decreases in the demand for invasive cardiac procedures, increased competition and utilization pressure by managed care organizations. Given our geographic concentration, we are also affected by population trends, which have been a particular concern in Florida. In addition, we believe the industry-wide challenges associated with physician recruitment, retention and attrition have also been significant contributors to our past volume declines. Our operations depend on the efforts, abilities and experience of the physicians on the medical staffs of our hospitals, most of whom have no contractual relationship with us. It is essential to our ongoing business that we attract and retain an appropriate number of quality physicians in all specialties on our medical staffs. Although we had a net overall gain in physicians added to our medical staffs during 2007, 2008 and for the first nine months of 2009, in some of our markets, physician recruitment and retention are still affected by a shortage of physicians in certain sought-after specialties and the difficulties that physicians experience in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance. Other issues facing physicians, such as proposed decreases in Medicare payments, are forcing them to consider alternatives, including relocating their practices or retiring sooner than expected.

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

General Economic Conditions—We believe the current economic downturn, tight credit markets, and instability in the banking and financial institution industries has had some impact on our volumes and has affected our ability to collect outstanding receivables. A significant amount of our admissions comes through our emergency rooms and, therefore, is not usually materially impacted by broad economic factors. However, our levels of elective procedures and our ability to collect accounts receivable, due to the related effects of higher unemployment and reductions in commercial managed care enrollment, may be materially impacted if the current economic environment continues. We could also be negatively affected if California, Florida or other states reduce funding of Medicaid and other state health care programs.

RESULTS OF OPERATIONS—OVERVIEW

Our results of operations have been and continue to be influenced by industry-wide challenges, including fluctuating volumes, decreased demand for inpatient cardiac procedures and high levels of bad debt, that have negatively affected our revenue growth and operating expenses. We believe our future profitability will be achieved through volume growth, appropriate reimbursement levels and cost control across our portfolio of hospitals. We also believe our results of operations for our most recent fiscal quarter best reflect the trends we are currently experiencing with respect to volumes, revenues and expenses; therefore, we have provided below detailed information about these metrics for the three months ended September 30, 2009 and 2008. In order to disclose trends using data comparable to the prior-year period, operating statistics in this section and throughout Management’s Discussion and Analysis are presented on a same-hospital basis, where noted, and exclude the results of our Sierra

Providence East Medical Center, which opened in May 2008, because we do not yet have a full calendar year of operating results for that hospital, and NorthShore Regional Medical Center, which was reclassified to discontinued operations in the three months ended June 30, 2009.

	Same-Hospital Continuing Operations
	Three Months Ended September 30,
Admissions, Patient Days and Surgeries	2009	2008	Increase (Decrease)
Commercial managed care admissions	33,204	34,759	(4.5)%
Governmental managed care admissions	29,539	27,065	9.1%
Medicare admissions	37,131	38,127	(2.6)%
Medicaid admissions	16,694	16,531	1.0%
Uninsured admissions	6,107	6,301	(3.1)%
Charity care admissions	2,620	2,164	21.1%
Other admissions	3,357	3,578	(6.2)%
Total admissions	128,652	128,525	0.1%
Paying admissions (excludes charity and uninsured)	119,925	120,060	(0.1)%
Charity admissions and uninsured admissions	8,727	8,465	3.1%
Admissions through emergency department	73,082	70,741	3.3%
Commercial managed care admissions as a percentage of total admissions	25.8%	27.0%	(1.2	)%(1)
Emergency department admissions as a percentage of total admissions	56.8%	55.0%	1.8	%(1)
Uninsured admissions as a percentage of total admissions	4.7%	4.9%	(0.2	)%(1)
Charity admissions as a percentage of total admissions	2.0%	1.7%	0.3	%(1)
Surgeries – inpatient	38,828	39,121	(0.7)%
Surgeries – outpatient	52,906	50,655	4.4%
Total surgeries	91,734	89,776	2.2%
Patient days – total	616,850	625,702	(1.4)%
Adjusted patient days(2)	926,344	916,104	1.1%
Patient days – commercial managed care	132,119	136,970	(3.5)%
Average length of stay (days)	4.8	4.9	(0.1	)(1)
Adjusted patient admissions(2)	194,568	189,536	2.7%

(1)	The change is the difference between the amounts shown for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.
(2)	Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Total same-hospital admissions were relatively flat, with an increase of 0.1% in the three months ended September 30, 2009 as compared to the same period in 2008. Commercial managed care admissions declined by 4.5% in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. Our California region and our Philadelphia market each reported positive total admissions growth, while our other regions reported admissions declines, in the three months ended September 30, 2009 as compared to the same period in 2008. Total surgeries increased 2.2% in the three months ended September 30, 2009, which growth was comprised of an increase of 4.4% in outpatient surgeries, partially offset by a decline in inpatient surgeries of 0.7%, in each case as compared to the three months ended September 30, 2008. Flu-related admissions were not a major factor in the three months ended September 30, 2009; there were 339 flu-related admissions in the three months ended September 30, 2009 as compared to 17 flu-related admissions in the same period in 2008, an increase of 322 admissions.

	Same-Hospital Continuing Operations
	Three Months Ended September 30,
Outpatient Visits	2009	2008	Increase (Decrease)
Commercial managed care visits	351,592	351,594	—%
Governmental managed care visits	186,544	155,156	20.2%
Medicare visits	212,008	207,515	2.2%
Medicaid visits	75,936	68,103	11.5%
Uninsured visits	97,189	98,282	(1.1)%
Charity care visits	7,135	5,320	34.1%
Other visits	52,685	52,028	1.3%
Total visits	983,089	937,998	4.8%
Paying visits (excludes charity and uninsured)	878,765	834,396	5.3%
Surgery visits	52,906	50,655	4.4%
Emergency department visits	357,122	326,769	9.3%
Charity visits and uninsured visits	104,324	103,602	0.7%
Charity visits and uninsured visits as a percentage of total visits	10.6%	11.0%	(0.4	)%(1)
Commercial visits as a percentage of total visits	35.8%	37.5%	(1.7	)%(1)

(1)	The change is the difference between the amounts shown for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

We had growth of 45,091 total same-hospital outpatient visits, or 4.8%, in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. Changes in outpatient payer mix included growth in total paying outpatient visits (excluding charity and uninsured outpatient visits), which rose to 89.4% of total outpatient visits in the three months ended September 30, 2009 as compared to 89.0% in the same period in 2008. Commercial outpatient visits declined to 35.8% of total outpatient visits in the three months ended September 30, 2009 as compared to 37.5% in the three months ended September 30, 2009. Charity and uninsured outpatient visits increased by 0.7% in the three months ended September 30, 2009 compared to the same period in 2008. Newly opened or acquired facilities contributed 1,814 visits, net of the loss of visits from centers that were closed in the period subsequent to September 30, 2008. Excluding this net incremental volume from new facilities, organic growth in outpatient visits was an increase of 43,277 visits, or 4.6%, in the three months ended September 30, 2009 as compared to the same period in 2008

Outpatient surgery visits grew by 4.4% and outpatient imaging visits increased by 2.7% in the three months ended September 30, 2009 as compared to the same period in 2008. Emergency department outpatient visits increased 30,353 visits, or 9.3%, in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. This increase in emergency department outpatient visits contributed 67.3% of the increase in total outpatient visits in the three months ended September 30, 2009 as compared to the same period in 2008. Flu-related outpatient visits were 5,271 in the three months ended September 30, 2009 as compared to 214 in the three months ended September 30, 2008. This increase of 5,057 visits accounted for 11.2% of the total increase in outpatient visits of 45,091 in the three months ended September 30, 2009 compared to the same period in 2008.

All of our regions exhibited growth in outpatient visits in the three months ended September 30, 2009 compared to the same period in 2008, with the strongest growth coming from our Central and Florida regions and our Philadelphia market, each of which saw outpatient visit growth in excess of 8%. Our California and Southern States regions had growth in outpatient visits of more than 1% in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

	Same-Hospital Continuing Operations
	Three Months Ended September 30,
Revenues	2009	2008	Increase (Decrease)
Net operating revenues	$2,238	$2,127	5.2%
Net patient revenue from commercial managed care	$886	$850	4.2%
Revenues from the uninsured	$166	$152	9.2%
Net inpatient revenues(1)	$1,452	$1,399	3.8%
Net outpatient revenues(1)	$699	$649	7.7%

(1)	Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $70 million and $64 million for the three months ended September 30, 2009 and 2008, respectively. Net outpatient revenues include self-pay revenues of $96 million and $88 million for the three months ended September 30, 2009 and 2008, respectively.

Net operating revenues increased approximately $111 million, or 5.2%, on a same-hospital basis in the three months ended September 30, 2009 as compared to the same period in 2008. Favorable prior-year cost report adjustments contributed approximately $11 million to net operating revenues in the three months ended September 30, 2009 as compared to a contribution of $10 million in the three months ended September 30, 2008. Excluding prior-year cost report adjustments, same-hospital net operating revenues would have shown the same increase of 5.2% in the three months ended September 30, 2009 as compared to the same period in 2008. Net operating revenues in the three months ended September 30, 2009 include the recognition by our Philadelphia hospitals of $6 million of revenues related to 2008 that were approved for distribution to us in the three months ended September 30, 2009 by a Philadelphia health maintenance organization in which we hold a minority ownership interest.

Commercial managed care revenues increased by 4.2% on a same-hospital basis despite the 4.5% decline in commercial managed care admissions and the flat commercial managed care outpatient visits in the three months ended September 30, 2009 as compared to the same period in 2008.

	Same-Hospital Continuing Operations
	Three Months Ended September 30,
Revenues on a Per Patient Day, Per Admission and Per Visit Basis	2009	2008	Increase (Decrease)
Net inpatient revenue per admission	$11,286	$10,885	3.7%
Net inpatient revenue per patient day	$2,354	$2,236	5.3%
Net outpatient revenue per visit	$711	$692	2.7%
Net patient revenue per adjusted patient admission(1)	$11,055	$10,805	2.3%
Net patient revenue per adjusted patient day(1)	$2,322	$2,236	3.8%
Managed care: net inpatient revenue per admission	$12,133	$11,469	5.8%
Managed care: net outpatient revenue per visit	$823	$813	1.2%

(1)	Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Pricing improvement was evident across all key metrics, primarily reflecting the improved terms of our commercial managed care contracts. The growth in net inpatient revenue per admission of 3.7% was adversely impacted by a shift in payer mix, including a decline in commercial managed care admissions as a percent of total admissions to 25.8% in the three months ended September 30, 2009 as compared to 27.0% the three months ended September 30, 2008. Similarly, the 2.7% growth in outpatient revenue per visit in the three months ended September 30, 2009 compared to the same period in 2008 was constrained by the decline in commercial outpatient visits as a percent of total outpatient visits to 35.8% in the three months ended September 30, 2009 from 37.5% in the three months ended September 30, 2008.

	Same-Hospital Continuing Operations
	Three Months Ended September 30,
Selected Operating Expenses	2009	2008	Increase (Decrease)
Salaries, wages and benefits	$945	$937	0.9%
Supplies	386	375	2.9%
Other operating expenses	481	491	(2.0)%

Total	$1,812	$1,803	0.5%
Rent/lease expense(1)	$34	$35	(2.9)%
Salaries, wages and benefits per adjusted patient day(2)	$1,020	$1,023	(0.3)%
Supplies per adjusted patient day(2)	417	409	2.0%
Other operating expenses per adjusted patient day(2)	519	536	(3.2)%

Total per adjusted patient day	$1,956	$1,968	(0.6)%

(1)	Included in other operating expenses.
(2)	Adjusted patient days represent actual patient days adjusted to include outpatient services by multiplying actual patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Total selected operating expenses, which is defined as salaries, wages and benefits, supplies, and other operating expenses, decreased by 0.6% on a per adjusted patient day basis in the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Salaries, wages and benefits per adjusted patient day decreased by approximately 0.3% in the three months ended September 30, 2009 as compared to the same period in 2008. This decrease is primarily due to a decline in full-time employee headcount, reduced contract labor expense, a lower 401(k) match effective January 1, 2009 and lower overtime costs, partially offset by higher health benefits costs and increased accruals for annual incentive compensation. Contract labor expense, which is included in salaries, wages and benefits, was $16 million in the three months ended September 30, 2009, a decrease of $18 million, or 53%, as compared to the same period in 2008. We also recorded a $3 million favorable pension expense adjustment in the three months ended September 30, 2009 related to the termination of a fully funded and frozen retirement plan of a previously acquired company.

Supplies expense per adjusted patient day increased by 2.0% in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The increase in supplies expense is primarily due to the increase in the number of surgeries, which grew by 2.2%, and increased utilization of high cost implants. A portion of the increase in supplies expense was offset by revenue growth related to payments we receive from certain payers.

Other operating expenses per adjusted patient day decreased by 3.2% in the three months ended September 30, 2009 as compared to the same period in 2008. Contributing to this decrease was a $4 million, or 12.9%, decline in total hospital malpractice expense to $27 million in the three months ended September 30, 2009 compared to $31 million in the three months ended September 30, 2008. This decrease is primarily attributable to improved claims experience. Declines in consulting costs, utility costs and information systems implementation costs also had a favorable impact on other operating expenses, which was partially offset by increases in costs of contracted services and a reduction in information systems and business office costs allocable to discontinued operations.

	Same-Hospital Continuing Operations
	Three Months Ended September 30,
Provision for Doubtful Accounts	2009	2008	Increase (Decrease)
Provision for doubtful accounts	$190	$162	17.3%
Provision for doubtful accounts as a percentage of net operating revenues	8.5%	7.6%	0.9	%(1)
Collection rate from self-pay(2)	30.3%	33.3%	(3.0	)%(1)
Collection rate from managed care payers	97.8%	97.9%	(0.1	)%(1)

(1)	The change is the difference between the amounts shown for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.
(2)	Self-pay accounts receivable are comprised of both uninsured and balance-after insurance receivables.

Provision for doubtful accounts increased by $28 million, or 17.3%, in the three months ended September 30, 2009 as compared to the same period in 2008. The increase in the provision for doubtful accounts was related to higher pricing and decreased collection rates from self-pay accounts, partially offset by a decline in uninsured volumes and improved managed care accounts receivable aging categories. Our self-pay collection rate, which is the aggregate collection rate for uninsured and balance-after accounts receivable, declined to approximately 30.3% in the three months ended September 30, 2009 from 33.3% in the same period in 2008.

The estimated direct and allocated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for uninsured patients were $100 million and $93 million for the three months ended September 30 2009 and 2008, respectively.

The table below shows the pretax and after-tax impact on continuing operations for the three and nine months ended September 30, 2009 and 2008 of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Expense) Income
Impairment of long-lived assets and goodwill, and restructuring charges	$(7)	$(1)	$(13)	$(4)
Litigation and investigation benefit (costs)	(3)	5	(13)	(45)
Gain (loss) from early extinguishment of debt	(16)	—	97	—
Net gain on sales of investments	—	140	15	140

Pretax impact	$(26)	$144	86	$91
Deferred tax asset valuation allowance and other tax adjustments	$3	$49	$77	$47
Total after-tax impact	$(13)	$139	$132	$103
Diluted per-share impact of above items	$(0.03)	$0.29	$0.27	$0.21
Diluted earnings (loss) per share, including above items	$—	$0.25	$0.40	$0.16

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $731 million at September 30, 2009, a decrease of $27 million from $758 million at June 30, 2009.

Significant cash flow items in the three months ended September 30, 2009 included:

•	Payments of $383 million to purchase $376 million aggregate principal amount of our senior notes;

•	Net proceeds of $334 million from the issuance of 345,000 shares of 7% mandatory convertible preferred stock;

•

Interest payments of $100 million, including $4 million of payments that were accelerated and paid in the three months ended September 30, 2009 as a result of our repurchase of $308 million aggregate principal amount of our 9 1/4% senior notes due in 2015 and $20 million of payments under an interest rate swap agreement that has the effect of converting our 7 3/8% senior notes due 2013 from a fixed interest rate paid semi-annually to a variable interest rate paid monthly based on the one-month London Interbank Offered Rate (“LIBOR”) plus a floating rate spread of approximately 5.46%;

•	$18 million we received under our interest rate swap agreement as discussed above;

•	Cash distributions of $3 million we received related to our investment in the Reserve Yield Plus Fund, which are classified as investing activity cash flows;

•	Capital expenditures of $91 million;

•	$23 million in principal payments classified as operating cash outflows from continuing operations related to our 2006 civil settlement with the federal government;

•	$81 million in payments classified as operating cash outflows from continuing operations related to our 2009 settlement of wage and hour actions; and

•	Income tax payments of $7 million.

Net cash provided by operating activities was $284 million in the nine months ended September 30, 2009 compared to $141 million in the nine months ended September 30, 2008. Key negative and positive factors contributing to the change between the 2009 and 2008 periods include the following:

•	Additional interest payments of $24 million, primarily due to interest payments that were accelerated and paid in the nine months ended September 30, 2009 as discussed above;

•	$18 million we received under our interest rate swap agreement as discussed above;

•

Increased operating income from continuing operations of $225 million, excluding litigation and investigation costs, impairment and restructuring charges, and depreciation and amortization in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008;

•	$81 million in payments related to our 2009 settlement of wage and hour actions;

•	Increased income tax refunds of $18 million;

•

$46 million impact of insurance recoveries received in the nine months ended September 30, 2008 related to our December 2004 Redding Medical Center litigation settlement (based on the components of the recoveries, $30 million was classified as discontinued operations cash flows from operations and $16 million was classified as continuing operations cash flows from operations);

•

$28 million of net additional cash flows related to divested hospitals classified as discontinued operations primarily due to the liquidation of accounts receivable and other working capital balances (such amount excludes the $30 million of insurance recoveries received in 2008 related to Redding Medical Center discussed above);

•	Lease termination payments of $9 million in the nine months ended September 30, 2008 associated with the divestiture of the Tarzana campus of Encino-Tarzana Regional Medical Center; and

•

Additional aggregate annual 401(k) matching contributions and annual incentive compensation payments of $7 million ($123 million in the nine months ended September 30, 2009 compared to $116 million in the same period in 2008).

FORWARD-LOOKING STATEMENTS

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements represent management’s current belief, based on currently available information, as to the outcome and timing of future events. They involve known and unknown risks, uncertainties and other factors—many of which we are unable to predict or control—that may cause our actual results, performance or achievements, or health care industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the following risks, many of which are described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008 (“Annual Report”) and Item 1A of Part II of this report:

•

A reduction in the payments we receive from managed care payers as reimbursement for the health care services we provide and difficulties we may encounter collecting amounts owed from managed care payers, as well as a reduction in the number of managed care patients we provide services to;

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

•	The geographic concentration of our licensed hospital beds;

•	Changes in, or our ability to comply with, laws and government regulations;

•	Our ability to execute our operating strategies and the impact of other factors on our initiatives;

•	Trends affecting our actual or anticipated results that lead to charges adversely affecting our results of operations;

•	The effect on our business of the recent worldwide financial and credit crisis;

•	Our relative leverage and the amount and terms of our indebtedness;

•	Our ability to identify and execute on measures designed to save or control costs or streamline operations;

•	The availability and terms of debt and equity financing sources to fund the requirements of our business;

•	Changes in our business strategies or development plans;

•	The impact of natural disasters, including our ability to operate facilities affected by such disasters;

•	The ultimate resolution of claims, lawsuits and investigations;

•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care services;

•	Various factors that may increase supply costs;

•	The soundness of our investments in marketable securities and other investments;

•	The creditworthiness of counterparties to our business transactions;

•	Adverse fluctuations in interest rates and other risks related to interest rate swaps or any other hedging activities we undertake;

•	National, regional and local economic and business conditions;

•	Demographic changes; and

•	Other factors and risk factors referenced in this report and our other public filings.

When considering forward-looking statements, a reader should keep in mind the risk factors and other cautionary statements in our Annual Report and in this report. Should one or more of the risks and uncertainties described above, in Item 1A of Part I of our Annual Report, in Item 1A of Part II of this report or elsewhere in this report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim any obligation to update any information contained in a forward-looking statement or any forward-looking statement in its entirety and, therefore, disclaim any resulting liability for potentially related damages.

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

The table below shows the sources of net patient revenues on a same-hospital basis, expressed as percentages of net patient revenues from all sources:

	Three Months Ended September 30,			Nine Months Ended September 30,
Net Patient Revenues from:	2009	2008	Increase (Decrease)(1)	2009	2008	Increase (Decrease)(1)
Medicare	24.4%	25.1%	(0.7)%	25.2%	25.5%	(0.3)%
Medicaid	8.5%	8.6%	(0.1)%	8.3%	8.5%	(0.2)%
Managed care – governmental	14.8%	13.2%	1.6%	14.8%	13.2%	1.6%
Managed care – commercial	41.2%	41.5%	(0.3)%	41.2%	41.2%	—%
Indemnity, self-pay and other	11.1%	11.6%	(0.5)%	10.5%	11.6%	(1.1)%

(1)	The increase (decrease) is the difference between the 2009 and 2008 percentages shown.

Our payer mix on a same-hospital admissions basis, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended September 30,			Nine Months Ended September 30,
Admissions from:	2009	2008	Increase (Decrease)(1)	2009	2008	Increase (Decrease)(1)
Medicare	28.9%	29.7%	(0.8)%	30.1%	31.1%	(1.0)%
Medicaid	13.0%	12.9%	0.1%	12.3%	12.4%	(0.1)%
Managed care – governmental	23.0%	21.1%	1.9%	22.7%	20.7%	2.0%
Managed care – commercial	25.8%	27.0%	(1.2)%	25.8%	26.8%	(1.0)%
Indemnity, self-pay and other	9.3%	9.3%	—%	9.1%	9.0%	0.1%

(1)	The increase (decrease) is the difference between the 2009 and 2008 percentages shown.

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

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan, is a fee-for-service payment system. The other option, called Medicare Advantage, includes health maintenance organizations, preferred provider organizations, private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues for services provided to patients enrolled in the Original Medicare Plan for the three and nine months ended September 30, 2009 and 2008 are set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue Descriptions	2009	2008	2009	2008
Diagnosis-related group – operating	$281	$274	$896	$878
Diagnosis-related group – capital	26	27	82	83
Outlier	15	13	54	48
Outpatient	107	95	317	281
Disproportionate share	54	51	163	155
Direct Graduate and Indirect Medical Education(1)	27	27	84	83
Other(2)	20	27	57	68
Adjustments for prior-year cost reports and related valuation allowances	10	10	6	2

Total Medicare net patient revenues	$540	$524	$1,659	$1,598

(1)	Includes Indirect Medical Education (“IME”) revenue earned by our children’s hospital under the Children’s Hospitals Graduate Medical Education Payment Program administered by the Health Resources and Services Administration of HHS.
(2)	The other revenue category includes one skilled nursing facility (which we sold on June 30, 2009), inpatient psychiatric units, one inpatient rehabilitation hospital (which we closed during the three months ended March 31, 2009), inpatient rehabilitation units, one long-term acute care hospital, other revenue adjustments, and adjustments related to the estimates for current-year cost reports and related valuation allowances.

In our Annual Report, we provide a general description of the types of payments we receive for services provided to patients enrolled in the original Medicare Plan, including disproportionate share hospital (“DSH”) payments. The primary method for a hospital to qualify for DSH payments is based on a complex statutory formula that results in a DSH percentage that is applied to payments based on Medicare severity-adjusted diagnosis related groups (“MS-DRGs”). The DSH percentage is equal to the sum of the percentage of Medicare inpatient days attributable to patients eligible for both the Traditional Medicare Plan (“Part A”) and Supplemental Security Income (“SSI”) percentage, and the percentage of total inpatient days attributable to patients eligible for Medicaid but not Medicare Part A. Hospitals receive interim DSH payments that are reconciled in the annual cost report. CMS develops and distributes the SSI percentages, typically one year after the close of the federal fiscal year (“FFY”); however, the release of the SSI percentages has been delayed in recent years as CMS continues to examine and refine the data. Historically, the SSI percentage included only patient days paid under Part A. In June 2009, CMS released the FFY 2007 SSI percentages, which reflect a policy change to include the Medicare Advantage (“Part C”) days in the ratio. The 2007 SSI percentages will be used to settle our 2007 cost reports, and we estimate they will have an unfavorable impact on our Medicare net revenue of approximately $9 million. CMS has not released the 2008 and 2009 SSI percentages; however, using the 2007 SSI percentages to approximate the 2008 and 2009 SSI percentages, we estimate they will have an unfavorable impact on our Medicare net revenue for our 2008 and 2009 cost reporting periods through June 30, 2009 of approximately $14 million. Accordingly, we recorded an unfavorable adjustment of $23 million ($16 million related to prior years and $7 million related to the current year) in the three months ended June 30, 2009. CMS recently instructed hospitals to submit information related to Part C for FFY 2006 and, according to the CMS website, the 2006 SSI data is under review. While we believe it is likely that CMS will revise the 2006 SSI percentages in the future, we cannot predict what those changes will be or how they might impact our Medicare net revenue. During the three months ended September 30, 2009, we learned that CMS had instructed the fiscal intermediaries to suspend the settlement of all cost reports (including ours) in which the 2007 SSI percentages would be used. However, the fiscal intermediaries are authorized to use the 2007 SSI percentages for current DSH interim payments and tentative settlements for post-2007 cost reporting periods pending the release of the 2008 SSI percentages. The cost report settlement suspension is still in effect, and we cannot predict when the suspension will be lifted. The SSI percentage is subject to administrative and judicial review through the cost report appeal process; however, cost report appeals can take many years to resolve.

Medicaid

Medicaid programs are funded by both the federal government and state governments. These programs and the reimbursement methodologies are administered by the states and vary from state to state and from year to year.

Estimated payments under various state Medicaid programs, excluding state-funded managed care Medicaid programs, constituted approximately 8.3% and 8.5% of net patient revenues at our continuing general hospitals for the nine months ended September 30, 2009 and 2008, respectively. These payments are typically based on fixed rates determined by the individual states. We also receive DSH payments under various state Medicaid programs. For the nine months ended September 30, 2009 and 2008, our revenue attributable to DSH payments and other state-funded subsidy payments was approximately $131 million and $119 million, respectively.

Medicaid patient revenues of our continuing general hospitals by state for the nine months ended September 30, 2009 and 2008 are set forth in the table below:

	Nine Months Ended September 30,
	2009	2008
Florida	$135	$127
California	92	100
Georgia	56	64
Missouri	56	54
Texas	48	37
Pennsylvania	42	43
South Carolina	39	39
North Carolina	22	19
Alabama	21	17
Nebraska	19	17
Tennessee	6	6

	$536	$523

Several states in which we operate have recently faced budgetary challenges that resulted in reduced Medicaid funding levels to hospitals and other providers. Most states began a new fiscal year on July 1, and although most addressed projected shortfalls in their final budgets, some states may face mid-year budget gaps and many are already projecting shortfalls for state fiscal year 2010, which could result in additional reductions to Medicaid payments, coverage and eligibility or additional taxes on hospitals. For example:

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

•

In September 2008, the Governor of California approved a budget containing more than $544 million in reductions to Medi-Cal, the state’s Medicaid program, for the state fiscal year beginning July 1, 2008. Many of the changes had been put forward as part of a mid-year budget correction enacted in February 2008 with a delayed implementation to the 2008-2009 state fiscal year. The final budget included a 10% reduction to certain Medi-Cal provider payments from July 1, 2008 to March 1, 2009, when the 10% reduction was reduced to 1%. At this time, we estimate that these payment reductions will reduce our revenues by approximately $9 million in 2009. The reductions also apply to capitation payments to Medi-Cal managed care plans; however, we cannot estimate at this time what impact the reductions will have on such payments. In addition to provider payment reductions, the budget included payment deferrals and reductions in coverage. A one-time delay in payments occurred during March 2009, and an additional deferral was added in June. California state law now allows for Medi-Cal payments to be delayed from the last two weeks in June until July, the beginning of the new state fiscal year. On February 20, 2009, a new budget plan for California was released to address budget deficits in the 2008-2009 state fiscal year, as well as the new state fiscal year beginning July 1, 2009. The new plan included eliminating some benefits and further reductions in coverage. Legal challenges to these reductions have been filed, and temporary injunctive relief on certain elements of the reductions was granted in March 2009. We cannot predict the final outcome of the litigation or the impact it might have on our operations, net revenues or cash flows. Additional cuts to the February 2009 budget were approved July 28, 2009. This new budget package includes approximately $2 billion in cuts to health programs allocated between disproportionate share hospitals, the Distressed Hospital Fund, hospital-based skilled nursing facilities, and other areas. We cannot predict the extent of the impact of these cuts on our hospitals at this time, except the budget agreement approved July 28, 2009 also included substantial cuts to funding for prison healthcare, which would have an estimated annual impact on revenues of certain of our California hospitals of approximately $17 million. We also cannot predict future actions the State of California may take to address additional budgetary shortfalls.

In October 2009, the Governor of California signed legislation to impose an annual provider fee on general acute care hospitals that, combined with federal matching funds, will be used to provide supplemental Medi-Cal payments to hospitals, as well as provide the state with $320 million annually for children’s health care coverage. However, in order for the legislation to be implemented before its expiration at the end of 2010, subsequent legislation is necessary to appropriate funding for the workload associated with the new program and to provide authority for the funds to be distributed to hospitals. This legislation was approved by the legislature on October 26, 2009 and now awaits action by the Governor. If signed by the Governor, the plan must then be approved by CMS. If the legislation is implemented and fees are imposed, the estimated annual impact on our hospitals is an increase in our net revenue of approximately $61 million. We are unable to predict what action the State of California or CMS might take with respect to the provider fees and, because of the uncertainty regarding the final implementation and administration of the legislation, we cannot provide any assurances regarding the estimated impact.

•

In October 2009, the Pennsylvania legislature passed and the Governor approved a state fiscal year 2009-2010 budget that cut $1.45 billion in state spending compared to the previous state fiscal year. Hospital Medicaid supplemental payments were cut an aggregate 11%. We estimate that these cuts will reduce our payments from the state by approximately $4 million in the state fiscal year ending June 30, 2010, and reduce our expected 2009 revenues by approximately $1 million.

•

In Georgia, the Indigent Care Trust Fund (“ICTF”) or DSH program for private hospitals is funded with state funds that are subject to an annual legislative appropriation. In 2009, we have received approximately of $8 million in ICTF funds. The availability and amount of future ICTF funds for our hospitals is not guaranteed. As in past years, the Georgia Department of Community Health has submitted a proposed state fiscal year 2010 budget to the Governor providing funding for private hospitals, in a manner which some but not all of our Georgia hospitals would be eligible. We cannot predict what action the State of Georgia will take with regard to a final budget.

Pressures on state budgets are expected to continue in the future. The increased Federal Medicaid Assistance Percentage (“FMAP”) adopted by Congress in the American Recovery and Reinvestment Act of 2009 (“ARRA”) will expire at the end of December 2010. In addition, health care reform legislation, if enacted, will likely include an expansion of Medicaid eligibility. We cannot predict what action Congress might take to extend the increased FMAP or expand Medicaid eligibility or the impact those actions might have on state budgets or Medicaid payments to our hospitals.

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

The ARRA did not extend the moratoria on these regulations; however, it did note that Congress believes that the Secretary of HHS should not promulgate the proposed regulations relating to cost limits on public providers and GME payments as final. CMS has not taken further action on these rules, and we cannot predict what further action, if any, Congress or CMS will take on these issues.

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

CMS projects that the combined impact of the payment and policy changes included in the Final Rule will yield an average 1.7% increase in payments for hospitals in large urban areas (populations over 1 million). Using the impact percentages in the Final Rule as applied to our Medicare IPPS payments for the 12 months ended September 30, 2009, the estimated annual impact for all changes in the Final Rule on our hospitals is an increase in our Medicare inpatient revenues of approximately $23 million. Because of the uncertainty regarding other factors that may influence our future IPPS payments by individual hospital, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding this estimate.

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

At September 30, 2009, 10 of our general hospitals in continuing operations operated inpatient rehabilitation units. CMS projects that the payment and policy changes in the IRF-PPS Final Rule will result in an estimated total increase in aggregate IRF payments of $145 million or 2.5% of total IRF PPS payments. This estimated increase includes an average 2.5% increase for rehabilitation units in urban areas for FFY 2010. Using the urban rehabilitation unit impact percentage as applied to our Medicare IRF payments for the 12 months ended September 30, 2009, the annual impact of all payment and policy changes in the IRF-PPS Final Rule on our rehabilitation units may result in an estimated increase in our Medicare revenues of approximately $1 million. Because of the uncertainty of the factors that may influence our future IRF payments, including legislative action, admission volumes, length of stay and case mix, and the impact of compliance with the IRF admission criteria, we cannot provide any assurances regarding our estimate of the impact of these changes.

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

At September 30, 2009, 14 of our general hospitals in continuing operations operated inpatient psychiatric units. CMS projects that the combined impact of the payment changes will yield an average 2.0% increase in payments for all IPFs (including psychiatric units in acute care hospitals), and an average 1.8% increase in payments for psychiatric units of acute care hospitals located in urban areas. Using the urban psychiatric unit impact percentage as applied to our Medicare IPF payments for the 12 months ended June 30, 2009, the annual impact of the payment changes included in the IPF-PPS Notice on our psychiatric units may result in an estimated increase in our Medicare revenues of approximately $1 million. Because of the uncertainty of the factors that may influence our future IPF payments, including future legislation, admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate of the impact of these changes.

Payment and Policy Changes to the Medicare Hospital Outpatient Prospective Payment System

On October 30, 2009, CMS issued the Changes to the Hospital Outpatient Prospective Payment System (“OPPS”) and Calendar Year (“CY”) 2010 Payment Rates (“OPPS Rule”). The OPPS Rule includes the following payment and policy changes:

•

An update to OPPS payments equal to the estimated market basket of 2.1%; hospitals that did not take part in the Hospital Outpatient Quality Data Reporting Program (“HOP QDRP”) or that did not successfully report their quality measures will have their update reduced by two percentage points;

•

The continuing requirement that hospitals taking part in the HOP QDRP report seven existing chart-abstracted emergency department and perioperative measures, along with four claims-based imaging efficiency measures for payment determination for CY 2011 payments; and

•

The implementation of provisions of the Medicare Improvements for Patients and Providers Act of 2008 that extend Medicare coverage to important rehabilitative and educational services intended to improve the health of patients diagnosed with certain respiratory, cardiac and renal diseases. Beginning January 1, 2010, hospitals will be able to bill Medicare for new pulmonary and intensive cardiac rehabilitation services furnished in hospital outpatient departments to Medicare beneficiaries.

CMS projects that the combined impact of the payment and policy changes in the OPPS Rule will yield an average 1.9% increase in payments for all hospitals and an average 2.1% increase in payments for hospitals in large urban areas (populations over 1 million). According to CMS’ estimates, the projected annual impact of the payment and policy changes in the OPPS Rule on our hospitals is $8 million, an increase of approximately 2.3% over projected CY 2009 OPPS payments. Because of the uncertainty regarding other factors that may influence our future OPPS payments, including volumes, case mix and additional costs associated with physician supervision requirements, we cannot provide any assurances regarding this estimate.

In the preamble to the Medicare CY 2009 OPPS final rule, CMS provided a “restatement and clarification” of its requirements originally set forth in the April 2000 OPPS final rule for physician supervision of therapeutic services provided to Medicare patients in a hospital setting. In the OPPS Rule, CMS made several important changes to its outpatient physician supervision policy including the following:

•

In CY 2010, CMS will allow certain nonphysician practitioners — specifically physician assistants, nurse practitioners, clinical nurse specialists, certified nurse-midwives and licensed clinical social workers — to provide direct supervision for all hospital outpatient therapeutic services that they are authorized to personally perform according to their state scope of practice rules and hospital-granted privileges. Under current policy, generally only physicians may provide the direct supervision of these services.

•

For purposes of on-campus hospital outpatient therapeutic services, CMS is defining “direct supervision” to mean that the physician or nonphysician practitioner must be present anywhere on the hospital campus and immediately available to furnish assistance and direction throughout the performance of the procedure. For services furnished in an off-campus provider-based department, “direct supervision” would continue to mean that the physician or nonphysician practitioner must be present in the off-campus provider-based department and immediately available to furnish assistance and direction throughout the performance of the procedure.

•

CMS also will require that all hospital outpatient diagnostic services furnished directly or under arrangement, whether provided in the hospital, in a provider-based department or at a nonhospital location, follow the Medicare Physician Fee Schedule physician supervision requirements for individual tests.

We are currently evaluating what changes, if any, to our provider-based on-campus and off-campus outpatient departments are needed to ensure the physician supervision requirements set forth in the OPPS Rule are met. Such changes could result in increased costs, the discontinuation of services and a decrease in revenue. In the OPPS Rule, CMS has indicated that in the case of outpatient therapeutic services furnished on a hospital’s campus from 2000 through 2008, CMS will exercise its discretion and decline to enforce in situations involving claims where a hospital’s noncompliance with CMS’ direct physician supervision policy resulted from error or mistake.

The American Recovery and Reinvestment Act of 2009

On February 17, 2009, the President signed the ARRA into law. The ARRA includes $31 billion in new spending on health information technology (“HIT”), most of which is for incentive Medicare and/or Medicaid payments to physicians and hospitals. The legislation requires that hospitals and physicians become “meaningful users” of HIT as a condition of receiving the incentive payments beginning in 2011. If we are able to achieve full compliance at all of our hospitals by 2013, we could receive approximately $350 million in total estimated combined Medicare and Medicaid hospital incentive payments. The incentive payments to individual hospitals would be made over a four-year, front-weighted transition period. Hospitals that achieve compliance between 2014 and 2015 will receive reduced incentive payments during the transition period. We will be required to make a significant investment in HIT through 2013 that likely will exceed the potential Medicare and Medicaid incentive payments in order for our hospitals to qualify for the maximum payments. We anticipate that, in addition to the capital expenditures we will incur to qualify for these incentive payments, our operating expenses will increase in the future as a result of these information system investments. Much or all of this investment may have been made by us as a part of our clinical systems implementations, but would not have been incurred in the timeline to comply with the incentive payment requirements of the ARRA. Hospitals that fail to achieve compliance by 2015 will be subject to penalties in the form of a reduction to Medicare payments. These reductions will be phased in over three years and will continue until a hospital achieves compliance. Should all of our hospitals fail to achieve full compliance, the annual reduction to Medicare payments after the phase-in period would be approximately $90 million. The ARRA also requires CMS to issue rules that implement the law by December 31, 2009. CMS has indicated that it plans to issue a Notice of Proposed Rulemaking by December 31, 2009 and a final rule in the spring of 2010. We are currently evaluating what changes will be required to our information systems, the cost of those changes, and the time and resources required in order for our hospitals to become meaningful users of HIT. The complexity of the changes required to our hospitals’ systems and the time required to complete the changes could result in some or all of our hospitals not being fully compliant in time to be eligible for the maximum HIT funding permitted under the law. Because of the uncertainties regarding the implementation of HIT, including CMS’ future implementation regulations, our hospitals’ entitlement to receive Medicare and Medicaid HIT funding, the ability of our hospitals to achieve compliance and the associated costs, we cannot provide any assurances regarding the aforementioned estimates.

Federal Budget and Health Reform Legislation

The U.S. House of Representatives and Senate are currently considering legislation that would make significant changes to the U.S. health care system, including changes to the Medicare and Medicaid programs. To fund the expansion of insurance coverage, various legislative proposals have been designed to promote quality and cost efficiency in health care delivery and to generate budgetary savings in the Medicare program. In addition to proposals relating to Medicare Advantage payments, bundling acute and post-acute care, readmissions and value-based purchasing, Congress is considering:

•	Negative “productivity adjustments” to the annual market basket updates for Medicare inpatient, outpatient, long-term acute hospital and inpatient rehabilitation payment systems;

•	Reductions to Medicare and Medicaid DSH payments; and

•	Adjustments to address variations in Medicare reimbursements among geographic regions and individual providers.

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

•

Funding part of the quality improvement pool by reducing the IME adjustment for two reasons: (1) based on MedPAC’s analysis, IME payments are currently set at a level that is more than twice the costs associated with teaching residents; and (2) the MS-DRG severity adjustment compensates teaching hospitals to the extent they treat more severe cases.

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

The amount of our managed care net patient revenue during the nine months ended September 30, 2009 and 2008 was $3.6 billion and $3.4 billion, respectively. Approximately 62% of our managed care net patient revenues for the nine months ended September 30, 2009 was derived from our top ten managed care payers. National payers generate approximately 44% of our total net managed care revenues. The remainder comes from regional or local payers. At September 30, 2009 and December 31, 2008, approximately 56% and 55%, respectively, of our net accounts receivable related to continuing operations were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. A 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by $10 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of individual patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have had seventeen consecutive quarters of improved year-over-year managed care pricing, we expect some moderation in the pricing percentage increases in the future.

Through the nine months ended September 30, 2009, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 57% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

The U.S. House of Representatives and Senate are currently considering legislation that would make significant changes to the U.S. health care system, including changes designed to expand insurance coverage to many of the estimated 47 million Americans who are uninsured. Proposals include a mandate on individuals to purchase insurance, a mandate on businesses to provide insurance or pay into a government insurance fund, and income-based subsidies for individuals and families to purchase private or public insurance coverage through a government-run “health insurance exchange.” The legislation as proposed would also establish new criteria for health insurance coverage in the individual and small group markets, including guaranteed issue and renewal requirements, restrictions on premium rating and rescissions, and limits on beneficiary cost sharing and annual and lifetime benefit caps. As part of reform legislation, Congress is also considering the President’s proposal to cut as much as $176 billion over ten years from payments to Medicare Advantage health plans, and the imposition of an excise tax on high-cost insurance plans or insurance companies directly. We are unable to predict what action Congress or the President might take with respect to final legislation or the impact such legislation ultimately might have on our managed care business.

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

Self-pay accounts pose significant collectability problems. At both September 30, 2009 and December 31, 2008, approximately 8% of our net accounts receivable related to continuing operations were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-payments and deductibles owed to us by patients with insurance. We have performed systematic analyses to focus our attention on drivers of bad debt for each hospital. While emergency department use is the primary contributor to our provision for doubtful accounts in the aggregate, this is not the case at all hospitals. As a result, we are increasing our focus on targeted initiatives that concentrate on non-emergency department patients. These initiatives are intended to promote process efficiencies in working self-pay accounts, as well as co-payment and deductible amounts owed to us by patients with insurance, that we deem highly collectible. This is just one example of our continuous improvement efforts dedicated to modifying and refining our processes, enhancing our technology and improving staff training throughout the revenue cycle in an effort to increase collections and reduce accounts receivable.

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

The estimated direct and allocated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for uninsured patients for the three months ended September 30, 2009 and 2008 were $100 million and $93 million, respectively, and for the nine months ended September 30, 2009 and 2008 were $272 million and $265 million, respectively. We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. The estimated direct and allocated costs (based on the selected operating expenses described above) of providing charity care for the three months ended September 30, 2009 and 2008 were approximately $30 million and $28 million, respectively, and for the nine months ended September 30, 2009 and 2008 were approximately $88 million and $85 million, respectively.

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

RESULTS OF OPERATIONS

The following two tables summarize our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net operating revenues:
General hospitals	$2,207	$2,096	$6,601	$6,282
Other operations	55	44	152	126

Net operating revenues	2,262	2,140	6,753	6,408
Operating expenses:
Salaries, wages and benefits	954	943	2,868	2,822
Supplies	389	376	1,175	1,126
Provision for doubtful accounts	193	164	516	462
Other operating expenses, net	486	497	1,430	1,459
Depreciation and amortization	97	94	291	277
Impairment of long-lived assets and goodwill, and restructuring charges	7	1	13	4
Litigation and investigation costs (benefit), net of insurance recoveries	3	(5)	13	45

Operating income	$133	$70	$447	$213

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net operating revenues:
General hospitals	97.6%	97.9%	97.7%	98.0%
Other operations	2.4%	2.1%	2.3%	2.0%

Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	42.2%	44.1%	42.5%	44.0%
Supplies	17.2%	17.6%	17.4%	17.6%
Provision for doubtful accounts	8.5%	7.7%	7.6%	7.2%
Other operating expenses, net	21.5%	23.1%	21.2%	22.8%
Depreciation and amortization	4.3%	4.4%	4.3%	4.3%
Impairment of long-lived assets and goodwill, and restructuring charges	0.3%	—%	0.2%	0.1%
Litigation and investigation costs (benefit), net of insurance recoveries	0.1%	(0.2)%	0.2%	0.7%

Operating income	5.9%	3.3%	6.6%	3.3%

Net operating revenues of our continuing general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (primarily rental income, management fee revenue and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) a rehabilitation hospital, which we closed during the three months ended March 31, 2009, and (3) a long-term acute care hospital. Only one of our individual hospitals represented more than 5% (approximately 5.2%) of our net operating revenues for the nine months ended September 30, 2009, and two represented more than 5% (approximately 5.1 and 5.5%) of our total assets, excluding goodwill and intercompany receivables, at September 30, 2009.

Net operating revenues from our other operations were $55 million and $44 million in the three months ended September 30, 2009 and 2008, respectively, and $152 million and $126 million in the nine months ended September 30, 2009 and 2008, respectively. The increases in net operating revenues from other operations during the 2009 periods primarily relate to our additional owned physician practices. Equity earnings for unconsolidated affiliates, included in our net operating revenues from other operations, were $2 million and $4 million for the three months ended September 30, 2009 and 2008, respectively, and $5 million and $11 million for the nine months ended September 30, 2009 and 2008, respectively.

The tables below show certain selected historical operating statistics for our continuing hospitals on a same-hospital basis. We have excluded two of our hospitals from the same-hospital statistics for the three and nine months ended September 30, 2009 and 2008. The hospitals excluded are Sierra Providence East Medical Center, which opened in May 2008, as we do not yet have a full calendar year of operating results for that hospital, and NorthShore Regional Medical Center, which was reclassified to discontinued operations during the three months ended June 30, 2009.

	Same-Hospital Continuing Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
Admissions, Patient Days and Surgeries	2009	2008	Increase (Decrease)		2009	2008	Increase (Decrease)
Commercial managed care admissions	33,204	34,759	(4.5)%		100,894	105,599	(4.5)%
Governmental managed care admissions	29,539	27,065	9.1%		88,782	81,300	9.2%
Medicare admissions	37,131	38,127	(2.6)%		117,938	122,181	(3.5)%
Medicaid admissions	16,694	16,531	1.0%		47,993	48,590	(1.2)%
Uninsured admissions	6,107	6,301	(3.1)%		17,463	18,083	(3.4)%
Charity care admissions	2,620	2,164	21.1%		7,948	7,030	13.1%
Other admissions	3,357	3,578	(6.2)%		10,344	10,595	(2.4)%
Total admissions	128,652	128,525	0.1%		391,362	393,378	(0.5)%
Paying admissions (excludes charity and uninsured)	119,925	120,060	(0.1)%		365,951	368,265	(0.6)%
Charity admissions and uninsured admissions	8,727	8,465	3.1%		25,411	25,113	1.2%
Admissions through emergency department	73,082	70,741	3.3%		224,105	220,350	1.7%
Commercial managed care admissions as a percentage of total admissions	25.8%	27.0%	(1.2	)%(1)	25.8%	26.8%	(1.0	)%(1)
Emergency department admissions as a percentage of total admissions	56.8%	55.0%	1.8	%(1)	57.3%	56.0%	1.3	%(1)
Uninsured admissions as a percentage of total admissions	4.7%	4.9%	(0.2	)%(1)	4.5%	4.6%	(0.1	)%(1)
Charity admissions as a percentage of total admissions	2.0%	1.7%	0.3	%(1)	2.0%	1.8%	0.2	%(1)
Surgeries – inpatient	38,828	39,121	(0.7)%		115,183	115,972	(0.7)%
Surgeries – outpatient	52,906	50,655	4.4%		157,202	150,747	4.3%
Total surgeries	91,734	89,776	2.2%		272,385	266,719	2.1%
Patient days – total	616,850	625,702	(1.4)%		1,908,053	1,955,366	(2.4)%
Adjusted patient days(2)	926,344	916,104	1.1%		2,828,112	2,815,525	0.4%
Patient days – commercial managed care	132,119	136,970	(3.5)%		405,056	426,042	(4.9)%
Average length of stay (days)	4.8	4.9	(0.1	)(1)	4.9	5.0	(0.1	)(1)
Adjusted patient admissions(2)	194,568	189,536	2.7%		584,011	570,619	2.3%
Number of general hospitals (at end of period)	48	48	—	(1)	48	48	—	(1)
Licensed beds (at end of period)	13,309	13,256	0.4%		13,309	13,256	0.4%
Average licensed beds	13,309	13,261	0.4%		13,303	13,276	0.2%
Utilization of licensed beds(3)	50.4%	51.3%	(0.9	)%(1)	52.5%	53.8%	(1.3	)%(1)

(1)	The change is the difference between the 2009 and 2008 amounts shown.
(2)	Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.
(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Same-Hospital Continuing Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
Outpatient Visits	2009	2008	Increase (Decrease)		2009	2008	Increase (Decrease)
Commercial managed care visits	351,592	351,594	—%		1,048,778	1,051,502	(0.3)%
Governmental managed care visits	186,544	155,156	20.2%		551,878	460,777	19.8%
Medicare visits	212,008	207,515	2.2%		642,179	638,404	0.6%
Medicaid visits	75,936	68,103	11.5%		223,621	205,983	8.6%
Uninsured visits	97,189	98,282	(1.1)%		281,133	302,593	(7.1)%
Charity care visits	7,135	5,320	34.1%		21,994	15,889	38.4%
Other visits	52,685	52,028	1.3%		155,102	154,558	0.4%
Total visits	983,089	937,998	4.8%		2,924,685	2,829,706	3.4%
Paying visits (excludes charity and uninsured)	878,765	834,396	5.3%		2,621,558	2,511,224	4.4%
Surgery visits	52,906	50,655	4.4%		157,202	150,747	4.3%
Emergency department visits	357,122	326,769	9.3%		1,057,050	996,061	6.1%
Charity visits and uninsured visits	104,324	103,602	0.7%		303,127	318,482	(4.8)%
Charity visits and uninsured visits as a percentage of total visits	10.6%	11.0%	(0.4	)%(1)	10.4%	11.3%	(0.9	)%(1)
Commercial visits as a percentage of total visits	35.8%	37.5%	(1.7	)%(1)	35.9%	37.2%	(1.3	)%(1)

(1)	The change is the difference between the 2009 and 2008 amounts shown.

	Same-Hospital Continuing Operations
	Three Months Ended September 30,			Nine Months Ended September 30,
Revenues	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
Net operating revenues	$2,238	$2,127	5.2%	$6,683	$6,393	4.5%
Net patient revenue from commercial managed care	$886	$850	4.2%	$2,649	$2,541	4.3%
Revenues from the uninsured	$166	$152	9.2%	$461	$466	(1.1)%
Net inpatient revenues(1)	$1,452	$1,399	3.8%	$4,380	$4,254	3.0%
Net outpatient revenues(1)	$699	$649	7.7%	$2,050	$1,914	7.1%

(1)	Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $70 million and $64 million for the three months ended September 30, 2009 and 2008, respectively, and $193 million and $198 million for the nine months ended September 30, 2009 and 2008, respectively. Net outpatient revenues include self-pay revenues of $96 million and $88 million for the three months ended September 30, 2009 and 2008, respectively, and $268 million for each of the nine months ended September 30, 2009 and 2008.

	Same-Hospital Continuing Operations
	Three Months Ended September 30,			Nine Months Ended September 30,
Revenues on a Per Patient Day, Per Admission and Per Visit Basis	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
Net inpatient revenue per admission	$11,286	$10,885	3.7%	$11,192	$10,814	3.5%
Net inpatient revenue per patient day	$2,354	$2,236	5.3%	$2,296	$2,176	5.5%
Net outpatient revenue per visit	$711	$692	2.7%	$701	$676	3.7%
Net patient revenue per adjusted patient admission(1)	$11,055	$10,805	2.3%	$11,010	$10,809	1.9%
Net patient revenue per adjusted patient day(1)	$2,322	$2,236	3.8%	$2,274	$2,191	3.8%
Managed care: net inpatient revenue per admission	$12,133	$11,469	5.8%	$12,071	$11,500	5.0%
Managed care: net outpatient revenue per visit	$823	$813	1.2%	$819	$796	2.9%

(1)	Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital Continuing Operations
	Three Months Ended September 30,			Nine Months Ended September 30,
Selected Operating Expenses	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
Salaries, wages and benefits	$945	$937	0.9%	$2,845	$2,810	1.2%
Supplies	386	375	2.9%	1,166	1,125	3.6%
Other operating expenses	481	491	(2.0)%	1,413	1,449	(2.5)%

Total	$1,812	$1,803	0.5%	$5,424	$5,384	0.7%
Rent/lease expense(1)	$34	$35	(2.9)%	$105	$101	4.0%
Salaries, wages and benefits per adjusted patient day(2)	$1,020	$1,023	(0.3)%	$1,006	$998	0.8%
Supplies per adjusted patient day(2)	417	409	2.0%	412	400	3.0%
Other operating expenses per adjusted patient day(2)	519	536	(3.2)%	500	515	(2.9)%

Total per adjusted patient day	$1,956	$1,968	(0.6)%	$1,918	$1,913	0.3%

(1)	Included in other operating expenses.
(2)	Adjusted patient days represent actual patient days adjusted to include outpatient services by multiplying actual patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital Continuing Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
Provision for Doubtful Accounts	2009	2008	Increase (Decrease)		2009	2008	Increase (Decrease)
Provision for doubtful accounts	$190	$162	17.3%		$506	$459	10.2%
Provision for doubtful accounts as a percentage of net operating revenues	8.5%	7.6%	0.9	%(1)	7.6%	7.2%	0.4	%(1)
Collection rate from self-pay(2)	30.3%	33.3%%%	(3.0	)%(1)	30.3%	33.3%%%	(3.0	)%(1)
Collection rate from managed care payers	97.8%	97.9%	(0.1	)%(1)	97.8%	97.9%	(0.1	)%(1)

(1)	The change is the difference between the 2009 and 2008 amounts shown.
(2)	“Self-pay” accounts receivable are comprised of both uninsured and balance-after insurance receivables.

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

Revenues

During the three months ended September 30, 2009, net operating revenues from continuing operations increased 5.7% compared to the three months ended September 30, 2008.

Our same-hospital net inpatient revenues for the three months ended September 30, 2009 increased by 3.8% compared to the three months ended September 30, 2008. There were various positive and negative factors impacting our net inpatient revenues.

Key positive factors include:

•	Improved managed care pricing as a result of renegotiated contracts;

•

Favorable adjustments for prior-year cost reports and related valuation allowances of approximately $11 million in the three months ended September 30, 2009 compared to $10 million in the three months ended September 30, 2008; and

•

The recognition by our Philadelphia hospitals of $6 million of revenues related to 2008 that were approved for distribution to us in the three months ended September 30, 2009 by a Philadelphia HMO in which we hold a minority ownership interest.

Key negative factors include:

•	A decrease in same-hospital commercial managed care admissions of 4.5%.

Same-hospital net outpatient revenues during the three months ended September 30, 2009 increased 7.7% compared to the three months ended September 30, 2008. The primary reasons for this increase are improved managed care pricing and increased volume levels. Total same-hospital outpatient visits and outpatient surgery visits for the three months ended September 30, 2009 increased by 4.8% and 4.4%, respectively, compared to the 2008 period. Commercial managed care outpatient visits were flat for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Salaries, Wages and Benefits

Salaries, wages and benefits expense as a percentage of net operating revenues decreased 1.9% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Same-hospital salaries, wages and benefits per adjusted patient day decreased by approximately 0.3% in the three months ended September 30, 2009 as compared to the same period in 2008. This decrease is primarily due to a decline in full-time employee headcount, reduced contract labor expense, a lower 401(k) match effective January 1, 2009 and lower overtime costs, partially offset by higher health benefits costs and increased accruals for annual incentive compensation. Contract labor expense, which is included in salaries, wages and benefits, was $16 million in the three months ended September 30, 2009, a decrease of $18 million, or 53%, as compared to the same period in 2008. We have experienced a significant improvement in our employee turnover, which has contributed to higher productivity and lower recruiting related costs. While a portion of the improvement can be attributed to the recession, which has reduced overall job opportunities, our programs to select and retain employees have positively impacted these results. In addition, new tools to provide insight and better manage our workforce have been introduced, which has contributed to our labor cost improvement. We also recorded a $3 million favorable pension expense adjustment in the three months ended September 30, 2009 related to the termination of a fully funded and frozen retirement plan of a previously acquired company. We anticipate transferring approximately $14 million from this plan to our 401(k) plan during the three months ended December 31, 2009, which will lower the annual matching contribution payment expected to be paid by us in the three months ended March 31, 2010.

At September 30, 2009, approximately 19% of the employees at our hospitals and related health care facilities in both continuing and discontinued operations were represented by labor unions. Labor relations at our facilities generally have been satisfactory. We, and the hospital industry in general, are continuing to see an increase in the amount of union activity across the country. As union activity increases, our salaries, wages and benefits expense may increase more rapidly than our net operating revenues.

Legislation has been introduced in Congress that would make significant changes to the National Labor Relations Act (“NLRA”). The Employee Free Choice Act could, among other things: require employers to recognize unions as bargaining representatives based on the submission of signed union cards instead of an election by secret ballot supervised by the National Labor Relations Board (“NLRB”); mandate binding arbitration if a first contract is not reached within a specified period following recognition; and increase penalties for employers found to be engaging in activities prohibited under the NLRA. We are unable to predict what action Congress or the President might take with respect to the Employee Free Choice Act or other labor-related legislation or the impact such legislation ultimately might have on our relations with employees and unions.

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

In 2008, the CNA and the SEIU commenced union organizing activities at several of our hospitals pursuant to the terms of the peace accords. To date, we have granted the CNA access to Hahnemann University Hospital in Philadelphia and three of our hospitals in Houston—Cypress Fairbanks Medical Center, Park Plaza Hospital and Houston Northwest Medical Center—and we have granted the SEIU access to our Saint Francis Hospital in Memphis.

•

Hahnemann University Hospital—In mid-June 2009, registered nurses at Hahnemann University Hospital voted to determine whether they would be represented by the CNA. Because of the pending unfair labor practice charges described below, the NLRB took possession of the ballots before they were counted. However, in July 2009, the Regional Director of the NLRB decided that the ballots should be counted rather than impounded pending final resolution of the charges, and it was determined that the nurses rejected union representation by a vote of 302-267. Also in July 2009, the CNA filed objections to the election results seeking a nullification of the outcome and a re-vote based on our alleged misconduct. Arbitration proceedings to resolve the union’s allegations were initiated in September 2009. However, in October 2009, the NLRB ordered that all further proceedings, including proceedings associated with the determination of the CNA’s election objections, be held in abeyance pending resolution of the unfair labor practice charges described below. The impact of the NLRB’s order on the separate arbitration proceedings is unknown at this time.

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

•

Saint Francis Hospital—We are currently defending our actions in connection with the SEIU’s failed attempt to organize employees at Saint Francis Hospital. An arbitration in that matter was expected to commence in January 2009, but was postponed while the parties engage in settlement discussions. In addition, in January 2009, we executed an agreement with the SEIU delaying for one year any further organizing efforts by that union as contemplated by the terms of our peace accord.

In August 2008, two registered nurses from Cypress Fairbanks Medical Center and Park Plaza Hospital, with the help of the National Right to Work Legal Defense Foundation, filed unfair labor practice charges against us and the CNA with the NLRB. The charges alleged that our peace accord with the CNA violates federal rules prohibiting employer-dominated unions and improperly restricts nurses from speaking out against the union. The filing also claimed that the peace accord subverts the NLRB’s role by stipulating that an arbitrator will resolve conflicts rather than federal board representatives. The

NLRB completed its investigation of the allegations and issued a complaint against us and the CNA in March 2009. In April 2009, we entered into a preliminary settlement with the NLRB to resolve all outstanding issues by agreeing to post notices regarding employee rights under the NLRA at both Cypress Fairbanks Medical Center and Park Plaza Hospital. Final approval of the settlement is subject to further NLRB review. Similar unfair labor practice charges were filed with the NLRB in February 2009 relating to Hahnemann University Hospital. The NLRB is considering those claims; however, we cannot predict the timing of the NLRB’s decision at this time. In addition to the aforementioned claims, we are defending various allegations made by the unions that we are in violation of federal labor laws or the terms of our collective bargaining agreements, and we expect to continue to be subject to such claims from time to time in the normal course of business.

Included in salaries, wages and benefits expense in the three months ended September 30, 2009 is $5 million of stock-based compensation expense compared to $7 million in the three months ended September 30, 2008. The decrease is due to the vesting of higher grant-date fair value awards from prior years and the issuance of new awards at lower grant-date fair values primarily due to our lower stock price.

Supplies

Supplies expense as a percentage of net operating revenues was 17.2% for the three months ended September 30, 2009 compared to 17.6% for the three months ended September 30, 2008; supplies expense per adjusted patient day on a same-hospital basis increased by 2.0% in the three months ended September 30, 2009 compared to the same period in 2008. The increase in supplies expense is primarily due to the increase in the number of surgeries, which grew by 2.2%, and increased utilization of high cost implants. A portion of the increase in supplies expense was offset by revenue growth related to payments we receive from certain payers.

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

As part of health care reform legislation, Congress is considering imposing an annual tax on manufacturers of certain medical devices and pharmaceuticals, as well as other provisions that could affect hospital group purchasing organizations. We are unable to predict what action Congress or the President might take with respect to the legislation or the impact those provisions ultimately might have on our supplies expense, if enacted.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net operating revenues on a same-hospital basis was 8.5% for the three months ended September 30, 2009 compared to 7.6% for the three months ended September 30, 2008. The increase in the provision for doubtful accounts was related to higher pricing and decreased collection rates from self-pay accounts, partially offset by a decline in uninsured volumes and improved managed care accounts receivable aging categories. Our self-pay collection rate, which is the aggregate collection rate for uninsured and balance-after accounts receivable, declined to approximately 30.3 % in the three months ended September 30, 2009 from 33.3 % in the same period in 2008.

The table below shows the net accounts receivable and allowance for doubtful accounts by payer at September 30, 2009 and December 31, 2008:

	September 30, 2009			December 31, 2008
	Accounts Receivable Before Allowance For Doubtful Accounts	Allowance For Doubtful Accounts	Net	Accounts Receivable Before Allowance For Doubtful Accounts	Allowance For Doubtful Accounts	Net
Medicare	$155	$—	$155	$156	$—	$156
Medicaid	129	—	129	121	—	121
Net cost report settlements payable and valuation allowances	(20)	—	(20)	(20)	—	(20)
Commercial managed care	526	64	462	549	71	478
Governmental managed care	193	—	193	175	—	175
Self-pay uninsured	211	180	31	190	161	29
Self-pay balance after	128	66	62	139	71	68
Estimated future recoveries from accounts assigned to collection agencies	35	—	35	40	—	40
Other payers	156	39	117	176	40	136

Total continuing operations	1,513	349	1,164	1,526	343	1,183
Total discontinued operations	65	34	31	207	53	154

	$1,578	$383	$1,195	$1,733	$396	$1,337

A significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-payments and deductibles owed to us by patients with insurance. Collection of accounts receivable has been a key area of focus, particularly over the past several years, as we have experienced adverse changes in our business mix. At September 30, 2009, our collection rate on self-pay accounts was approximately 30.3%, including collections from point-of-service through collections by our in-house collection agency. During 2008 and 2009, we experienced a downward trend in our self-pay collection rate as follows: 35.0% at March 31, 2008; 34.0% at June 30, 2008; 33.3% at September 30, 2008; 32.5% at December 31, 2008; 31.4% at March 31, 2009; and 30.8% at June 30, 2009. These self-pay collection rates include payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being classified and assigned to our in-house self-pay collection group. Based on our accounts receivable from self-pay patients and co-payments and deductibles owed to us by patients with insurance at September 30, 2009, a hypothetical 10% decline in our self-pay collection rate, or approximately 3.0%, would result in an unfavorable adjustment to provision for doubtful accounts of approximately $7 million.

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

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated collection rate on managed care accounts was approximately 97.8% at both September 30, 2009 and December 31, 2008, which includes collections from point-of-service through collections by our in-house collection agency.

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

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”), and (4) accounts receivable aging. The following tables present the approximate aging by payer of our net accounts receivable from continuing operations of $1.184 billion and $1.203 billion at September 30, 2009 and December 31, 2008, respectively, in each case excluding cost report settlements payable and valuation allowances of $20 million:

	September 30, 2009
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	98%	60%	77%	26%	68%
61-120 days	2%	22%	13%	28%	16%
121-180 days	—%	12%	5%	13%	7%
Over 180 days	—%	6%	5%	33%	9%

Total	100%	100%	100%	100%	100%

	December 31, 2008
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	99%	64%	77%	33%	69%
61-120 days	1%	24%	14%	24%	15%
121-180 days	—%	12%	5%	11%	7%
Over 180 days	—%	—%	4%	32%	9%

Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations were 47 days at September 30, 2009 and 50 days at December 31, 2008. AR Days at September 30, 2009 and December 31, 2008 are within our target of less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our revenue from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

As of September 30, 2009, we had a cumulative total of patient account assignments dating back at least three years or older of approximately $4.5 billion related to our continuing operations being pursued by our in-house collection agency. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts.

Patient advocates from our Medical Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under our MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 84% of all accounts in our MEP are ultimately approved for benefits under a government program such as Medicaid.

The following table shows the approximate amount of net accounts receivable in our MEP still awaiting determination of eligibility under a government program at September 30, 2009 and December 31, 2008 by aging category:

	September 30, 2009	December 31, 2008
0-60 days	$84	$87
61-120 days	12	25
121-180 days	5	6
Over 180 days(1)	—	—

Total	$101	$118

(1)	Includes accounts receivable of $9 million at September 30, 2009 and $10 million at December 31, 2008 that are fully reserved.

Other Operating Expenses, Net

Other operating expenses as a percentage of net operating revenues decreased by 1.6% for the three months ended September 30, 2009 compared to the same period in 2008. Other operating expenses per adjusted patient day on a same-hospital basis decreased by 3.2% in the three months ended September 30, 2009 as compared to the same period in 2008. Contributing to this decrease was a $4 million, or 12.9%, decline in total hospital malpractice expense to $27 million in the three months ended

September 30, 2009 compared to $31 million in the three months ended September 30, 2008. The decrease in malpractice expense is principally due to a reduction in the expected claim frequency, as the number of claims reported during the three months ended September 30, 2009 declined approximately 28% compared to the same period in 2008, partially offset by a 9 basis point decline in the interest rate used to estimate the discounted present value of projected future liabilities. Declines in consulting costs, utility costs and information systems implementation costs also had a favorable impact on other operating expenses, which was partially offset by increases in costs of contracted services and a reduction in information systems and business office costs allocable to discontinued operations.

Impairment of Long-Lived Assets and Goodwill and Restructuring Charges

During the three months ended September 30, 2009, we recorded net impairment and restructuring charges of $7 million compared to $1 million for the three months ended September 30, 2008. We recorded a $6 million net impairment charge for the write-down of buildings, equipment and other long-lived assets, primarily capitalized software costs classified in other intangible assets, of one hospital to their estimated fair values, primarily due to a decline in the fair value of real estate in the market in which the hospital operates. Material adverse trends in our most recent estimates of future undiscounted cash flows of the hospital, consistent with our prior estimates during 2008 when impairment charges were recorded at this hospital, indicated the carrying value of the hospital’s long-lived assets was not recoverable from the estimated future cash flows. We believe the most significant factors contributing to the continuing adverse financial trends include reductions in volumes of insured patients due to competition, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospital’s long-lived assets and compared the fair value estimate to the carrying value of the hospital’s long-lived assets. Because the fair value estimate was lower than the carrying value of the hospital’s long-lived assets, an impairment charge was recorded for the difference in the amounts. Unless the anticipated future financial trends of this hospital improve to the extent that the estimated future undiscounted cash flows exceed the carrying value of the long-lived assets, this hospital is at risk of future impairments, particularly if we spend significant amounts of capital at the hospital without generating a corresponding increase in the hospital’s fair value or if the fair value of the hospital’s real estate continues to decline. The remaining net impairment and restructuring charges for the three months ended September 30, 2009 include $1 million of employee severance and other costs. During the three months ended September 30, 2008, the net impairment and restructuring charges consisted of $1 million of employee severance and other costs.

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

Litigation and Investigation Costs (Benefit), Net of Insurance Recoveries

Litigation and investigation costs in continuing operations for the three months ended September 30, 2009 were $3 million compared to a $5 million benefit for the three months ended September 30, 2008. The 2009 costs primarily relate to amounts paid to indemnify a former officer of the Company in a matter to which the Company was not a party and costs to defend the Company in various matters described in Note 10 to the Condensed Consolidated Financial Statements. The 2008 benefit primarily consists of $6 million that was recorded as a recovery of litigation and investigation costs in continuing operations for costs we previously incurred related to our December 2004 Redding Medical Center litigation settlement.

Interest Expense

During the three months ended September 30, 2009, we recorded interest expense of $112 million compared to $106 million for the three months ended September 30, 2008. The increase in interest expense primarily relates to higher interest rates on the senior secured notes issued in 2009, partially offset by the impact of the interest rate swap and LIBOR cap agreements. See Note 5 to the Condensed Consolidated Financial Statements for additional details about our recent debt transactions.

Gain (Loss) from Early Extinguishment of Debt

During the three months ended September 30, 2009, we recorded a loss from early extinguishment of debt of approximately $22 million related to the difference between the purchase prices and the par values of the $308 million aggregate principal amount of 9 1/4% senior notes due 2015 that we repurchased during the period, as well as the write-off of unamortized note discounts and issuance costs associated with the notes. We also completed open market repurchases of approximately $68 million aggregate principal amount of our senior notes due in 2011, 2012, 2014 and 2031 for cash of approximately $60 million. We recorded a gain from early extinguishment of debt of approximately $6 million related to the difference between the purchase prices and the par values of the purchased notes, partially offset by the write-off of unamortized note discounts, issuance costs and unrecognized interest rate hedge settlements associated with the notes. See Note 5 to the Condensed Consolidated Financial Statements for additional details about our recent debt transactions.

Investment Earnings (Loss)

During the three months ended September 30, 2009, we recorded investment earnings of $2 million compared to $12 million for the three months ended September 30, 2008. The change primarily relates to $10 million that was recorded in the three months ended September 30, 2008 related to the Redding Medical Center litigation settlement.

Net Gain on Sales of Investments

During the three months ended September 30, 2008, we recorded gains on sales of investments in continuing operations of $126 million from the sale of our entire interest in Broadlane, Inc. and $14 million on the sale of our interest in a joint venture with a real estate investment trust.

Income Taxes (Expense) Benefit

During the three months ended September 30, 2009, we recorded income tax expense of $3 million compared to an income tax benefit of $4 million during the three months ended September 30, 2008. See Note 11 to the Condensed Consolidated Financial Statements for additional detail about income taxes.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

Revenues

During the nine months ended September 30, 2009, net operating revenues from continuing operations increased 5.4% compared to the nine months ended September 30, 2008.

Our same-hospital net inpatient revenues for the nine months ended September 30, 2009 increased by 3.0% compared to the nine months ended September 30, 2008. There were various positive and negative factors impacting our net inpatient revenues.

Key positive factors include:

•	Improved managed care pricing as a result of renegotiated contracts;

•

Favorable adjustments for prior-year cost reports and related valuation allowances of $10 million in the nine months ended September 30, 2009 compared to $1 million in the nine months ended September 30, 2008; and

•	DSH payments and other state-funded subsidy payments of $131 million for the nine months ended September 30, 2009 compared to $119 million in the nine months ended September 30, 2008.

Key negative factors include:

•	A decrease in same-hospital commercial managed care admissions of 4.5%.

Same-hospital net outpatient revenues during the nine months ended September 30, 2009 increased 7.1% compared to the nine months ended September 30, 2008. The primary reasons for this increase are improved managed care pricing and increased volume levels. Total same-hospital outpatient visits and outpatient surgery visits for the nine months ended September 30, 2009 increased by 3.4% and 4.3%, respectively, compared to the 2008 period. Commercial managed care outpatient visits declined 0.3% in the nine months ended September 30, 2009 compared to the same period in 2008.

Salaries, Wages and Benefits

Salaries, wages and benefits expense as a percentage of net operating revenues decreased 1.5% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Same-hospital salaries, wages and benefits per adjusted patient day increased by approximately 0.8% in the nine months ended September 30, 2009 as compared to the same period in 2008. This increase is primarily due to higher incentive compensation and health benefits costs, partially offset by a decline in full-time employee headcount, reduced contract labor expense, lower stock-based compensation expense, a lower 401(k) match percentage effective January 1, 2009 and lower overtime costs. Contract labor expense, which is included in salaries, wages and benefits, was $66 million in the nine months ended September 30, 2009, a decrease of $48 million, or 42%, as compared to the same period in 2008.

Included in salaries, wages and benefits expense in the nine months ended September 30, 2009 is $18 million of stock-based compensation expense compared to $26 million in the nine months ended September 30, 2008. The decrease is due to the vesting of higher grant-date fair value awards from prior years and the issuance of new awards at lower grant-date fair values primarily due to our lower stock price.

Supplies

Supplies expense as a percentage of net operating revenues was 17.4% for the nine months ended September 30, 2009 compared to 17.6% for the nine months ended September 30, 2008; supplies expense per adjusted patient day on a same-hospital basis increased by 3.0% in the nine months ended September 30, 2009 compared to the same period in 2008. The increase in supplies expense is primarily due to the increase in the number of surgeries, which grew by 2.1%, and increased utilization of high cost implants and high cost drugs. A portion of the increase in supplies expense was offset by revenue growth related to payments we receive from certain payers.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net operating revenues on a same-hospital basis was 7.6% for the nine months ended September 30, 2009 compared to 7.2% for the nine months ended September 30, 2008. The increase in the provision for doubtful accounts was related to decreased collection rates from self-pay accounts, higher pricing and higher patient insurance deductibles, partially offset by the decline in uninsured revenues and improved managed care accounts receivable aging categories. Our self-pay collection rate declined to approximately 30.3% in the nine months ended September 30, 2009 from 33.3% in the same period in 2008.

Other Operating Expenses, Net

Other operating expenses as a percentage of net operating revenues decreased by 1.6% for the nine months ended September 30, 2009 compared to the same period in 2008. Other operating expenses per adjusted patient day on a same-hospital basis decreased by approximately 2.9% in the nine months ended September 30, 2009 as compared to the same period in 2008. Contributing to this decrease was a $34 million, or 31%, decline in total hospital malpractice expense to $75 million in the nine months ended September 30, 2009 compared to $109 million in the same period in 2008. The decrease in malpractice expense is principally due to a reduction in the expected claim frequency, as the number of claims reported during the nine months ended September 30, 2009 declined approximately 20% compared to the same period in 2008, partially offset by a 1% increase in the implied claim severity and a 58 basis point decline in the interest rate used to estimate the discounted present value of projected future liabilities. Declines in consulting costs and utility costs also had a favorable impact on other operating expenses, which was partially offset by increases in other items, including higher physician fees relating to increased emergency department on-call payments and higher costs for contracted services, as well as a reduction in information systems and business office costs allocable to discontinued operations.

Impairment of Long-Lived Assets and Goodwill and Restructuring Charges

During the nine months ended September 30, 2009, we recorded net impairment and restructuring charges of $13 million compared to $4 million for the nine months ended September 30, 2008. We recorded a $6 million net impairment charge for the write-down of buildings, equipment and other long-lived assets, primarily capitalized software costs classified in other intangible assets, of one hospital to their estimated fair values, primarily due to a decline in the fair value of real estate in the market in which the hospital operates. Material adverse trends in our most recent estimates of future undiscounted cash flows of the hospital, consistent with our prior estimates during 2008 when impairment charges were recorded at this hospital, indicated the carrying value of the hospital’s long-lived assets was not recoverable from the estimated future cash flows. We believe the most significant factors contributing to the continuing adverse financial trends include reductions in volumes of insured patients due to competition, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospital’s long-lived assets and compared the fair value estimate to the carrying value of the hospital’s long-lived assets. Because the fair value estimate was lower than the carrying value of the hospital’s long-lived assets, an impairment charge was recorded for the difference in the amounts. Unless the anticipated future financial trends of this hospital improve to the extent that the estimated future undiscounted cash flows exceed the carrying value of the long-lived assets, this hospital is at risk of future impairments, particularly if we spend significant amounts of capital at the hospital without generating a corresponding increase in the hospital’s fair value or if the fair value of the hospital’s real estate continues to decline. The remaining net impairment and restructuring charges for the nine months ended September 30, 2009 include $4 million of employee severance and other related costs and a $3 million impairment charge for the write-down of a note receivable due from a buyer of one of our previously divested hospitals as a result of the buyer filing for bankruptcy. During the nine months ended September 30, 2008, the net impairment and restructuring charges of $4 million consisted of a $1 million net impairment charge primarily for the write-down of certain land being divested at one hospital to its estimated fair value, $7 million of employee severance and other related costs, and $1 million for the acceleration of stock-based compensation expense, partially offset by a $5 million reduction in reserves recorded in prior periods.

Litigation and Investigation Costs (Benefit), Net of Insurance Recoveries

Litigation and investigation costs in continuing operations for the nine months ended September 30, 2009 were $13 million compared to $45 million for the nine months ended September 30, 2008. The 2009 and 2008 costs primarily relate to changes in our estimated liability for wage and hour actions and other unrelated employment matters further described in Note 10 to the Condensed Consolidated Financial Statements. The 2009 costs also include amounts paid to indemnify a former officer of the Company in a matter to which the Company was not a party and costs to defend the Company in various matters. The 2008 costs were partially offset by $6 million that was recorded as a recovery of litigation and investigation costs in continuing operations for costs we previously incurred related to our December 2004 Redding Medical Center litigation settlement.

Interest Expense

During the nine months ended September 30, 2009, we recorded interest expense of $342 million compared to $312 million for the nine months ended September 30, 2008. The increase in interest expense primarily relates to higher interest rates on the senior secured notes issued in 2009 partially offset by the impact of the interest rate swap and LIBOR cap agreements. See Note 5 to the Condensed Consolidated Financial Statements for additional details about our recent debt transactions.

Gain (Loss) from Early Extinguishment of Debt

During the three months ended March 31, 2009, we recorded a gain from early extinguishment of debt of approximately $134 million relating to the estimated fair values of the 9% and 10% senior secured notes issued at less than their par values, net of the write-off of unamortized note discounts, issuance costs and unrecognized interest rate hedge settlements. In the three months ended June 30, 2009, we recorded a loss from early extinguishment of debt of approximately $24 million in connection with the purchases of our 9 7/8% senior notes due 2014 related to the write-off of unamortized note discounts and issuance costs. During the three months ended June 30, 2009, we also recorded a gain from early extinguishment of debt of approximately $3 million for cash we received relating to the difference in the fair values of the tendered senior notes due in 2011 and 2012 as compared to the fair values of the senior secured notes due 2015 and 2018 issued in connection with an exchange, net of the write-off of unamortized note discounts, issuance costs and unrecognized interest rate hedge settlements associated with the senior notes tendered. During the three months ended September 30, 2009, we recorded a loss from early extinguishment of debt of approximately $22 million related to the difference between the purchase prices and the par values of the $308 million aggregate principal amount of 9 1/4% senior notes due 2015 that we repurchased during the period, as well as the write-off of unamortized note discounts and issuance costs associated with the notes. We also completed open market repurchases of approximately $68 million aggregate principal amount of our senior notes due in 2011, 2012, 2014 and 2031 for cash of approximately $60 million. We recorded a gain from early extinguishment of debt of approximately $6 million related to the difference between the purchase prices and the par values of the purchased notes, partially offset by the write-off of unamortized note discounts, issuance costs and unrecognized interest rate hedge settlements associated with the notes. See Note 5 to the Condensed Consolidated Financial Statements for additional details about our recent debt transactions.

Investment Earnings (Loss)

During the nine months ended September 30, 2009, we recorded net investment losses of $1 million compared to investment earnings of $21 million for the nine months ended September 30, 2008. In the nine months ended September 30, 2008, $10 million was recorded in investment earnings related to the Redding Medical Center litigation settlement. The investment earnings (loss) for the 2009 period was also unfavorably impacted by a $7 million loss related to an agreement reached during June 2009 for the early redemption of our $56 million investment in hospital authority bonds related to previously divested hospitals in the Dallas, Texas area for $49 million of cash that we received in June 2009.

Net Gain on Sales of Investments

During the nine months ended September 30, 2009, we recorded a gain on sale of investments of approximately $15 million in continuing operations related to the sale of our 50% membership interest in Peoples Health Network. During the nine months ended September 30, 2008, we recorded gains of $126 million from the sale of our entire interest in Broadlane, Inc. and $14 million on the sale of our interest in a joint venture with a real estate investment trust.

Income Taxes (Expense) Benefit

During the nine months ended September 30, 2009, we recorded income tax expense of $12 million compared to an income tax benefit of $19 million during the nine months ended September 30, 2008. See Note 11 to the Condensed Consolidated Financial Statements for additional detail about income taxes.

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

There have been no material changes to our obligations to make future cash payments under contract as disclosed in the Annual Report, except with respect to long-term debt, as described below:

•

In September 2009, we used $315 million of the net proceeds from the issuance of mandatory convertible preferred stock to purchase $300 million of the $800 million aggregate principal amount outstanding of our 9 1/4% senior notes due 2015. In connection with the repurchase, we paid approximately $4 million in accrued and unpaid interest. Also in September 2009, we repurchased approximately $8 million of additional aggregate principal amount outstanding of our 9 1/4% senior notes due 2015 for cash of approximately $8 million.

•	In July 2009, we completed open market repurchases of approximately $68 million aggregate principal amount of our senior notes due in 2011, 2012, 2014 and 2031 for cash of approximately $60 million.

•

In June 2009, we sold $925 million aggregate principal amount of 8 7/8% senior secured notes due 2019, generating net proceeds of approximately $881 million. The proceeds from the offering and cash on hand were used to purchase approximately $900 million aggregate principal amount of our 9 7/8% senior notes due 2014 in a tender offer.

•

In May 2009, we exchanged approximately $3 million aggregate principal amount of our outstanding 6 7/8% senior notes due 2011 and approximately $25 million aggregate principal amount of our outstanding 6 1/2% senior notes due 2012 for approximately $14 million aggregate principal amount of 9% senior secured notes due 2015 and approximately $14 million aggregate principal amount of 10% senior secured notes due 2018. In addition, we received approximately $6 million in cash, which represented the difference in the fair values of the tendered notes as compared to the fair values of the 9% and 10% senior secured notes and compensation to us for increased interest expense.

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

Our obligations to make future cash payments for long-term debt, including interest, are estimated to be $76 million for the remainder of 2009, $381 million in 2010, $457 million in 2011, $450 million in 2012, $1.318 billion in 2013 and $4.896 billion in later years.

In the first nine months of 2009, we refinanced approximately $2.3 billion aggregate principal amount of outstanding debt through tender offers and exchange offers. We also repurchased approximately $376 million aggregate principal amount of our outstanding debt through privately negotiated transactions and open market repurchases. These transactions, which were financed with the issuances of new debt securities, the issuance of mandatory convertible preferred stock and cash on hand, are part of our long-term objective to manage the risks associated with our high levels of debt. We may from time to time seek to retire, purchase, redeem or refinance additional amounts of our outstanding debt subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. These actions are part of our strategy to manage our leverage over time, which is dependent on our total amount of debt, our cash and our operating results, with a long-term target to maintain our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA (as defined below) at 4.0x or below. At September 30, 2009, using the last 12 months of Adjusted EBITDA, this ratio was 3.7x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors. We intend to pursue our objectives by following our business plan, managing our cost structure and through other changes in our capital structure, including if appropriate the issuance of equity or convertible securities. Our ability to achieve these long-term objectives is subject to numerous risks and uncertainties. For additional information regarding these risks, we refer you to “Risk Factors” in Item 1A of Part I of our Annual Report and Item 1A of Part II of this report.

“Adjusted EBITDA” is a non-GAAP measure that we use internally in our analysis of the performance of our business, which we define as net income (loss) attributable to our common shareholders before: (1) the cumulative effect of changes in accounting principle, net of tax; (2) net income attributable to noncontrolling interests; (3) preferred stock dividends; (4) income (loss) from discontinued operations, net of tax; (5) income tax (expense) benefit; (6) net gain (loss) on sales of investments; (7) investment earnings (loss); (8) gain (loss) from early extinguishment of debt; (9) interest expense; (10) litigation and investigation (costs) benefit, net of insurance recoveries; (11) hurricane insurance recoveries, net of costs; (12) impairment of long-lived assets and goodwill and restructuring charges, net of insurance recoveries; (13) amortization; and (14) depreciation. As in the case of all non-GAAP measures, investors should consider the limitations associated with this metric, including the potential lack of comparability of this measure from one company to another, and should recognize that Adjusted EBITDA does not provide a complete measure of our operating performance because it excludes many items that are included in our financial statements.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities, including amounts to comply with applicable laws and regulations, equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new buildings, and various other capital improvements.

Capital expenditures were $264 million and $413 million in the nine months ended September 30, 2009 and 2008, respectively. We anticipate that our capital expenditures for the year ending December 31, 2009 will total approximately $400 million to $425 million, including $59 million that was accrued at December 31, 2008, but not paid until 2009. The anticipated capital expenditures include approximately $11 million in 2009 to meet California seismic requirements for our remaining California facilities. We currently estimate spending a total of approximately $111 million to comply with the requirements under California’s seismic regulations, of which approximately $19 million was spent prior to January 1, 2009. Our current estimated seismic costs are considerably lower than certain previous estimates because a number of our hospitals have been evaluated as having reduced risk using a new seismic evaluation tool. There may be further reductions to our estimated seismic costs as the State of California has recently enacted new regulations relating to the seismic evaluation tool and the new State Building Code; we are currently evaluating these new regulations to determine what impact they will have on our cost estimate. Our total estimated seismic expenditure amount has not been adjusted for future inflation. Our budgeted capital expenditures for the year ending December 31, 2009 also include approximately $4 million to improve disability access at certain of our facilities as a result of a consent decree in a class action lawsuit. We expect to spend a total of approximately $134 million on such improvements over the next seven years. We were previously required to complete the same work over the next three years, but negotiated an extension to allow for a more orderly use of cash flow.

Interest payments, net of capitalized interest, were $340 million and $321 million in the nine months ended September 30, 2009 and 2008, respectively. The increase is primarily due to interest payments that were accelerated and paid in the nine months ended September 30, 2009 as a result of our various long-term debt transactions discussed in Note 5 to the Condensed Consolidated Financial Statements. We anticipate that our interest payments, including capitalized interest, for the year ending December 31, 2009 will be approximately $418 million, net of interest payments expected to be received under our interest rate swap agreement.

We use an interest rate swap agreement to manage our exposure to future changes in interest rates. In April 2009, we entered into the interest rate swap agreement, which became effective May 1, 2009, for an aggregate notional amount of $1 billion. The agreement has a scheduled termination date of February 1, 2013. The interest rate swap agreement has been designated as a fair value hedge. It has the effect of converting our 7 3/8% senior notes due February 1, 2013 from a fixed interest rate paid semi-annually to a variable interest rate paid monthly based on the one-month LIBOR plus a floating rate spread of approximately 5.46%. During the term of the interest rate swap agreement, changes in the fair value of the interest rate swap agreement and changes in the fair value of the 7 3/8% senior notes, which we anticipate should substantially offset each other, will be recorded in interest expense. To mitigate future risks related to potential significant increases in the one-month LIBOR, we also entered into a separate agreement that limits the maximum one-month LIBOR to 8% under the interest rate swap agreement. As of September 30, 2009, the variable rate was approximately 5.71%.

Income tax refunds, net of tax payments, were approximately $15 million in the nine months ended September 30, 2009 compared to approximately $3 million of income tax payments, net of tax refunds, during the nine months ended September 30, 2008. At September 30, 2009, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss carryforwards of approximately $2.1 billion pretax expiring in 2024 to 2028, (2) approximately $27 million in alternative minimum tax credits with no expiration, and (3) general business credit carryforwards of approximately $13 million expiring in 2023 to 2028. Periodic examinations of our tax returns by the IRS or other taxing authorities could result in the payment of additional taxes.

SOURCES AND USES OF CASH

Our liquidity for the nine months ended September 30, 2009 was primarily derived from cash on hand, net cash provided by operating activities, and proceeds from the sale of USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital.

Our primary source of operating cash is the collection of accounts receivable. As we experience changes in our business mix and as admissions of uninsured and underinsured patients grow, our operating cash flow is negatively impacted due to lower levels of cash collections and higher levels of bad debt.

Net cash provided by operating activities was $284 million in the nine months ended September 30, 2009 compared to $141 million in the nine months ended September 30, 2008. Key negative and positive factors contributing to the change between the 2009 and 2008 periods include the following:

•	Additional interest payments of $24 million, primarily due to interest payments that were accelerated and paid in the nine months ended September 30, 2009;

•	$18 million we received under our interest rate swap agreement;

•

Increased operating income from continuing operations of $225 million, excluding litigation and investigation costs, impairment and restructuring charges, and depreciation and amortization in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008;

•	$81 million in payments related to our 2009 settlement of wage and hour actions;

•	Increased income tax refunds of $18 million;

•

$46 million impact of insurance recoveries received in the nine months ended September 30, 2008 related to our December 2004 Redding Medical Center litigation settlement (based on the components of the recoveries, $30 million was classified as discontinued operations cash flows from operations and $16 million was classified as continuing operations cash flows from operations);

•

$28 million of additional cash flows related to divested hospitals classified as discontinued operations primarily due to the liquidation of accounts receivable and other working capital balances (such amount excludes the $30 million of insurance recoveries received in 2008 related to Redding Medical Center discussed above);

•	Lease termination payments of $9 million in the nine months ended September 30, 2008 associated with the divestiture of the Tarzana campus of Encino-Tarzana Regional Medical Center; and

•

Additional aggregate annual 401(k) matching contributions and annual incentive compensation payments of $7 million ($123 million in the nine months ended September 30, 2009 compared to $116 million in the same period in 2008).

During the nine months ended September 30, 2009, we received net cash proceeds of $221 million from the sale of facilities and other assets related to discontinued operations, primarily from the sale of USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital. Excluding the simultaneous purchase and sale of the Tarzana campus of Encino-Tarzana Regional Medical Center for $89 million, during the nine months ended September 30, 2008, we received proceeds of $71 million from the sales of facilities and other assets related to discontinued operations, primarily from the sales of North Ridge Medical Center, the Encino campus of Encino-Tarzana Regional Medical Center, Garden Grove Hospital and Medical Center, and San Dimas Community Hospital. We received proceeds, which are classified as investing activities, of $49 million and $8 million from our investment in hospital authority bonds related to previously divested hospitals in the Dallas, Texas area during the nine months ended September 30, 2009 and 2008, respectively. We also received proceeds, which are classified as investing activities, during the three months ended September 30, 2008 of $144 million from the sale of our entire interest in Broadlane, Inc. and $25 million from the sale of our interest in a joint venture with a real estate investment trust.

Further initiatives to increase the efficiency of our balance sheet during 2009 could generate incremental cash. These initiatives include the sale of our medical office buildings and excess land, buildings or other underutilized or inefficient assets. We are currently seeking to sell up to 30 of our 47 owned medical office buildings. However, there is no assurance that we will consummate a sale of these buildings.

Capital expenditures were $264 million and $413 million for the nine months ended September 30, 2009 and 2008, respectively, including approximately $47 million and $65 million in the same respective periods for construction of Sierra Providence East Medical Center, our new hospital in El Paso, Texas, and a replacement hospital for East Cooper Regional Medical Center in Mt. Pleasant, South Carolina.

We use fair market value to record our investments that are available-for-sale. As shown in Note 13 to the Condensed Consolidated Financial Statements, the majority of our investments are valued based on quoted market prices or other observable inputs. However, at September 30, 2009, one of our captive insurance subsidiaries held $1 million (principal value) of auction rate securities, classified as investments, whose auctions have failed due to sell orders exceeding buy orders. In addition, we held $3 million of investments in the Reserve Yield Plus Fund and reclassified the balance out of cash equivalents as the fund has experienced liquidity issues and temporarily suspended distributions. The fund is currently in the process of liquidating its investments and distributing cash to its investors and, in the nine months ended September 30, 2009, we received $11 million of cash distributions from the fund. We expect the fund to liquidate all of its investments; however, the ultimate timing is uncertain. We will continue to closely monitor our investments, but do not anticipate any future decrease in value of either the auction rate securities or the Reserve Yield Plus Fund to have a material impact on our financial condition, results of operations or cash flows. We have no other investments that we expect will be negatively affected by the current economic crisis that will materially impact our financial condition, results of operations or cash flows.

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

Credit Agreement

We have a five-year, $800 million senior secured revolving credit facility, which matures on November 16, 2011, that is collateralized by patient accounts receivable at our acute care and specialty hospitals, and bears interest at our option based on LIBOR plus 150 basis points or Citigroup’s base rate, as defined in the credit agreement, plus 50 basis points. A subsidiary of CIT Group, Inc. has an unfunded lender commitment of $25 million (or 3%) of the $800 million facility, an amount which we do not deem material under the facility. The revolving credit agreement contains standard covenants and also includes a provision, which we believe is customary in receivables-backed credit facilities, that gives our banks the right to require that proceeds of collections of substantially all of our consolidated accounts receivable be applied directly to repay outstanding loans and other amounts that are due and payable under the revolving credit facility at any time that unused borrowing availability under the revolving credit facility is less than $100 million or if an event of default has occurred and is continuing thereunder. In that event, we would seek to re-borrow under the revolving credit facility to satisfy our operating cash requirements. Our ability to borrow under the revolving credit facility is subject to conditions that we believe are customary in such facilities, including that no events of default then exist. For additional information, see Note 5 to the Condensed Consolidated Financial Statements.

We are currently in compliance with all covenants and conditions in our revolving credit agreement. Our borrowing capacity under the revolving credit facility, based on our eligible receivables, was $463 million at September 30, 2009.

At September 30, 2009, there were no cash borrowings outstanding under the revolving credit facility, and we had approximately $194 million of letters of credit outstanding. We also had approximately $731 million of cash and cash equivalents on hand at September 30, 2009 to fund our operations and capital expenditures.

Senior Notes

In September 2009, we purchased $300 million of the $800 million aggregate principal amount outstanding of our 9 1/4% senior notes due 2015 for $315 million. The purchase was funded with the net proceeds from our sale of mandatory convertible preferred stock as described in Note 7 to the Condensed Consolidated Financial Statements. In connection with the repurchase, we paid approximately $4 million in accrued and unpaid interest. Also in September 2009, we repurchased approximately $8 million of additional aggregate principal amount outstanding of our 9 1/4% senior notes due 2015 for cash of approximately $8 million. These transactions resulted in a loss from early extinguishment of debt of approximately $22 million related to the difference between the purchase prices and the par values of the purchased notes, as well as the write-off of unamortized note discounts and issuance costs associated with the notes.

In July 2009, we purchased approximately $15 million aggregate principal amount of our 6 3/8% senior notes due 2011, $32.5 million of our 6 1/2% senior notes due 2012, $0.3 million of our 9 7/8% senior notes due 2014, and $20.5 million of our 6 7/8% senior notes due 2031 for approximately $60 million. We recorded a gain from early extinguishment of debt of approximately $6 million related to the difference between the purchase prices and the par values of the purchased notes, partially offset by the write-off of unamortized note discounts, issuance costs and unrecognized interest rate hedge settlements associated with the notes.

In June 2009, we purchased approximately $900 million of the $1 billion aggregate principal amount outstanding of our 9 7/8% senior notes due 2014 for approximately $941 million, representing approximately $900 million in principal payments and approximately $41 million in accrued and unpaid interest through the dates of purchase. We purchased the 9 7/8% senior notes with the net proceeds of approximately $881 million from our sale of new 8 7/8% senior secured notes, as described below, and cash on hand.

In May and March 2009, we exchanged approximately $918 million aggregate principal amount of our outstanding 6 3/8% senior notes due 2011 and approximately $510 million aggregate principal amount of our outstanding 6 1 /2% senior notes due 2012 for new 9% senior secured notes due 2015 and 10% senior secured notes due 2018, as described below.

For additional information regarding our senior notes, see Note 5 to the Condensed Consolidated Financial Statements.

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

In March 2009, we exchanged approximately $915 million aggregate principal amount of our outstanding 6 3/8% senior notes due 2011 and approximately $485 million aggregate principal amount of our outstanding 6 1 /2% senior notes due 2012 for approximately $700 million aggregate principal amount of 9% senior secured notes due 2015 and approximately $700 million aggregate principal amount of 10% senior secured notes due 2018. The 9% senior secured notes will mature on May 1, 2015, and the 10% senior secured notes will mature on May 1, 2018. Interest on these notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2009. The 9% and 10% senior secured notes rank equally with our 8 7/8% senior secured notes.

For additional information regarding our senior secured notes, see Note 5 to the Condensed Consolidated Financial Statements.

Interest Rate Swap Agreement

In April 2009, we entered into an interest rate swap agreement, which became effective May 1, 2009, for an aggregate notional amount of $1 billion. The agreement has a scheduled termination date of February 1, 2013. The interest rate swap agreement has been designated as a fair value hedge and is used to manage our exposure to future changes in interest rates. It has the effect of converting our 7 3/8% senior notes due February 1, 2013 from a fixed interest rate paid semi-annually to a variable interest rate paid monthly based on the one-month LIBOR plus a floating rate spread of approximately 5.46%. During the term of the interest rate swap agreement, changes in the fair value of the interest rate swap agreement and changes in the fair value of the 7 3/8% senior notes, which we anticipate should substantially offset each other, will be recorded in interest expense. To mitigate future risks related to potential significant increases in the one-month LIBOR, we also entered into a LIBOR cap agreement that limits the maximum one-month LIBOR to 8% under the interest rate swap agreement. We paid approximately $2 million for this limitation on interest rate exposure under the interest rate swap agreement. As of September 30, 2009, the variable rate was approximately 5.71%.

LIQUIDITY

From time to time, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. We believe our existing agreements provide significant flexibility for future secured or unsecured borrowings.

We believe that existing cash and cash equivalents on hand, availability under our revolving credit facility, anticipated future cash provided by operating activities, anticipated proceeds from the sales of assets held for sale, and our investments in marketable securities of our captive insurance companies classified as noncurrent investments on our balance sheet should be adequate to meet our current cash needs. These sources of liquidity should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt and other presently known operating needs. Long-term liquidity for debt service will be dependent on improved cash provided by operating activities, results of balance sheet initiatives previously discussed and, given favorable market conditions, future borrowings or refinancings. However, our cash requirements could be materially affected by a deterioration in our results of operations, as well as the various uncertainties discussed in this and other sections, which could require us to pursue any number of financing options, including, but not limited to, additional borrowings, debt refinancing, asset sales or other financing alternatives. With the current tight credit markets, the level, if any, of these financing sources cannot be assured, and the ability of our counterparties to close asset sales as previously anticipated could also be affected.

We continue to aggressively identify and implement further actions to control costs and enhance our operating performance, including cash flow. Among the areas being addressed are volume growth, managed care payer contracting, procurement efficiencies, cost standardization, bad debt expense reduction initiatives, underperforming hospitals, and certain hospital and overhead costs not related to patient care. Although these initiatives may result in improved performance, that performance may remain somewhat below our hospital management peers because of geographic and other differences in hospital portfolios.

OFF-BALANCE SHEET ARRANGEMENTS

Excluding the hospitals whose operating results are included in discontinued operations, our consolidated operating results for the nine months ended September 30, 2009 and 2008 include $694 million and $697 million, respectively, of net operating revenues and $75 million and $65 million, respectively, of income from operations generated from four general hospitals operated by us under lease arrangements. In accordance with generally accepted accounting principles, the applicable buildings and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet as they are considered operating leases. The current terms of these leases expire between 2010 and 2027, not including lease extensions that we have options to exercise. If these leases expire, we would no longer generate revenue or expenses from these hospitals.

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $315 million of standby letters of credit outstanding and guarantees as of September 30, 2009.

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

The table below presents information about certain of our market-sensitive financial instruments as of September 30, 2009. The fair values were determined based on quoted market prices for the same or similar instruments. At September 30, 2009, we had no borrowings with variable interest rates and no borrowings subject to variable interest rates other than the effect of the interest rate swap agreement described further below.

	Maturity Date, Year Ending December 31,							Fair Value
	2009	2010	2011	2012	2013	Thereafter	Total
	(Dollars in Millions)
Fixed rate long-term debt	$2	$2	$69	$58	$1,000	$3,376	$4,507	$4,570
Average effective interest rates	8.9%	8.9%	6.8%	6.8%	7.8%	10.5%	9.8%

At September 30, 2009, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio. At September 30, 2009, the net accumulated unrealized losses related to our captive insurance companies’ investment portfolios were approximately $2 million.

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

In April 2009, we entered into an interest rate swap agreement, which became effective May 1, 2009, for an aggregate notional amount of $1 billion. The agreement has a scheduled termination date of February 1, 2013. The interest rate swap agreement has been designated as a fair value hedge and is used to manage our exposure to future changes in interest rates. It has the effect of converting our 7 3/8% senior notes due February 1, 2013 from a fixed interest rate paid semi-annually to a variable interest rate paid monthly based on the one-month LIBOR plus a floating rate spread of approximately 5.46%. During the term of the interest rate swap agreement, changes in the fair value of the interest rate swap agreement and changes in the fair value of the 7 3/8% senior notes, which we anticipate should substantially offset each other, will be recorded in interest expense. To mitigate future risks related to potential significant increases in the one-month LIBOR, we also entered into a separate agreement that limits the maximum one-month LIBOR to 8% under the interest rate swap agreement. We paid approximately $2 million for this limitation on interest rate exposure under the interest rate swap agreement. As of September 30, 2009, the rate was approximately 5.71%.

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

During the third quarter of 2009, there were no changes to our internal controls over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Because we provide health care services in a highly regulated industry, we have been and expect to continue to be subject to various lawsuits, claims and regulatory proceedings from time to time. The ultimate resolution of these matters, individually or in the aggregate, whether as a result of litigation or settlement, could have a material adverse effect on our business (both in the near and long term), financial condition, results of operations or cash flows. For information regarding currently pending and recently resolved legal and regulatory proceedings, other than routine matters incidental to our business, we refer you to:

•	Note 10 to the Condensed Consolidated Financial Statements included in this report;

•	Part I, Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2008 (“Annual Report”); and

•	Part II, Item 1, Legal Proceedings, of each of our subsequent Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009.

Since the beginning of the third quarter of 2009, significant developments have occurred in the following matters, as described below.

GOVERNMENTAL REVIEWS

Pursuant to the five-year corporate integrity agreement (“CIA”) we entered into with the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services in September 2006, we notified the OIG in October 2007 that we had completed a preliminary review of admissions to our inpatient rehabilitation unit at South Fulton Medical Center in East Point, Georgia that suggested further review was necessary to determine whether South Fulton had received Medicare overpayments reportable under our CIA. In January 2008, we submitted this matter into the OIG’s voluntary self-disclosure protocol. The OIG subsequently accepted our submission. In February 2009, we received a letter from the U.S. Department of Justice (“DOJ”), which is participating in this matter with the OIG, requesting additional information regarding the basis for our self-disclosure, as well as information related to admissions at our other active and closed inpatient rehabilitation hospitals and units for the period 2000 to the present. The government has since limited the scope of its review to the period May 2005 through December 31, 2007. In addition, the government has requested data from a limited sample of patient files at two inpatient rehabilitation facilities besides South Fulton Medical Center before it determines if its review should extend to our other inpatient rehabilitation units. A review of those files is underway; however, we are unable to predict the timing and outcome of this matter, which is still in its preliminary stages at this time.

Separately, in 2009, the DOJ, through the U.S. Attorney’s Office in the Western District of New York, and the OIG contacted a number of hospitals, including one Tenet hospital, requesting information regarding their billing practices for kyphoplasty procedures. Kyphoplasty is a surgical procedure used to treat pain and related conditions associated with certain vertebrae injuries. The DOJ and the OIG requested the information in connection with their review of the appropriateness of Medicare patients receiving kyphoplasty procedures on an inpatient basis as opposed to an outpatient basis. To date, the request has been limited to only one of our hospitals. We are fully cooperating with the DOJ and the OIG, which requested the information on a voluntary basis. We are unable to predict the timing and outcome of the investigation, which is still in its preliminary stages at this time. However, based on the total number of inpatient kyphoplasty procedures conducted during the review period at the hospital subject to the information request, we do not believe the outcome of this review will have a material adverse impact on us.

CIVIL LAWSUIT ON APPEAL

Boca Raton Community Hospital, Inc. v. Tenet Healthcare Corporation, Case No. 05-80183-CIV (U.S. District Court for the Southern District of Florida, filed March 2, 2005)

In September 2009, the U.S. Court of Appeals for the Eleventh Circuit upheld the lower court’s decision to dismiss this civil action. The complaint, which was originally filed in the federal district court in Miami in March 2005, principally alleged that Tenet’s past pricing policies and receipt of Medicare outlier payments violated the federal Racketeer Influenced and Corrupt Organizations Act. The district court granted our motion for summary judgment, thereby dismissing this matter, in August 2007, and the plaintiff’s appeal to the Eleventh Circuit was unsuccessful.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors we previously disclosed under Item 1A of Part I of our Annual Report.

We cannot predict the effect that health care reform, if any, and other changes in government programs may have on our business, financial condition, results of operations or cash flows.

National health care reform is a focus at the federal level, and Congress is currently considering a number of proposals that may significantly impact the health care industry. Among other things, these proposals intend to decrease the number of uninsured legal U.S. residents and reduce health care costs. Various mechanisms to fund health care reform legislation are being considered, including proposals that could reduce hospital reimbursement or otherwise adversely affect our revenues, and various mechanisms to control health care costs are being considered, including proposals that could impose new information technology requirements upon our hospitals or otherwise increase our operating costs. Several states are also considering health care reform measures. We cannot predict what form health care reform will take, or if significant health care reform in the near term will take place at all. While federal or state health care reform could adversely affect our business, financial condition, results of operations or cash flows, a decision by Congress not to enact significant health care reform in the near term could also have a negative impact on investor sentiment about companies in the health care industry and, therefore, adversely affect the trading price of our common stock.

The focus on health care reform may also increase the likelihood of material changes to existing government health care programs. A significant portion of both our patient volumes and, as a result, our revenues is derived from government health care programs, principally Medicare and Medicaid. In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to health care providers for certain services under these government programs. Possible future changes in Medicare, Medicaid and other health care programs may reduce reimbursements to health care providers and insurers and may also increase our operating costs, which could have an adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 6.	EXHIBITS

(3)	Articles of Incorporation and Bylaws

(a)	Certificate of Designation for 7.00% Mandatory Convertible Preferred Stock, par value $0.15 per share, dated September 24, 2009 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated September 22, 2009 and filed September 25, 2009)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

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

TENET HEALTHCARE CORPORATION (Registrant)

Date: November 2, 2009	By:	/S/ BIGGS C. PORTER
Biggs C. Porter
Chief Financial Officer
(Principal Financial Officer)

Date: November 2, 2009	By:	/S/ DANIEL J. CANCELMI
Daniel J. Cancelmi
Senior Vice President and Controller
(Principal Accounting Officer)