Form 10-Q
period 2010-03-31
TENET HEALTHCARE CORP
filed 2010-05-04
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-7293

TENET HEALTHCARE CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	95-2557091
(State of Incorporation)	(IRS Employer Identification No.)

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

As of April 30, 2010, there were 484,197,074 shares of the Registrant’s common stock, $0.05 par value, outstanding.

TENET HEALTHCARE CORPORATION

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$589	$690
Investments in Reserve Yield Plus Fund	2	2
Investments in marketable securities	2	11
Accounts receivable, less allowance for doubtful accounts ($361 at March 31, 2010 and $369 at December 31, 2009)	1,208	1,158
Inventories of supplies, at cost	151	153
Income tax receivable	26	35
Deferred income taxes	107	108
Assets held for sale	31	29
Other current assets	270	286

Total current assets	2,386	2,472
Investments and other assets	185	182
Property and equipment, at cost, less accumulated depreciation and amortization ($3,028 at March 31, 2010 and $2,970 at December 31, 2009)	4,249	4,313
Goodwill	607	607
Other intangible assets, at cost, less accumulated amortization ($270 at March 31, 2010 and $257 at December 31, 2009)	388	379

Total assets	$7,815	$7,953

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$2	$2
Accounts payable	615	739
Accrued compensation and benefits	347	370
Professional and general liability reserves	106	106
Accrued interest payable	114	127
Accrued legal settlement costs	55	76
Other current liabilities	340	363

Total current liabilities	1,579	1,783
Long-term debt, net of current portion	4,271	4,272
Professional and general liability reserves	441	466
Accrued legal settlement costs	19	19
Other long-term liabilities	561	568
Deferred income taxes	153	148

Total liabilities	7,024	7,256
Commitments and contingencies
Equity:
Shareholders’ equity:
Preferred stock, $0.15 par value; authorized 2,500,000 shares; 345,000 of 7% mandatory convertible shares with a liquidation preference of $1,000 per share issued at March 31, 2010 and December 31, 2009	334	334
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 550,110,856 shares issued at March 31, 2010 and 538,610,856 shares issued at December 31, 2009	27	27
Additional paid-in capital	4,459	4,461
Accumulated other comprehensive loss	(31)	(32)
Accumulated deficit	(2,571)	(2,665)
Less common stock in treasury, at cost, 66,043,509 shares at March 31, 2010 and 57,475,602 shares at December 31, 2009	(1,479)	(1,479)

Total shareholders’ equity	739	646
Noncontrolling interests	52	51

Total equity	791	697

Total liabilities and equity	$7,815	$7,953

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions, Except Per-Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net operating revenues	$2,339	$2,262
Operating expenses:
Salaries, wages and benefits	987	965
Supplies	398	391
Provision for doubtful accounts	189	156
Other operating expenses, net	467	472
Depreciation and amortization	95	96
Impairment of long-lived assets and goodwill, and restructuring charges	—	5
Litigation and investigation costs	2	1

Operating income	201	176
Interest expense	(109)	(110)
Gain from early extinguishment of debt	—	134
Investment earnings	1	2

Income from continuing operations, before income taxes	93	202
Income tax expense	(3)	(5)

Income from continuing operations, before discontinued operations	90	197
Discontinued operations:
Income (loss) from operations	5	(1)
Impairment of long-lived assets and goodwill, and restructuring charges, net	1	(9)
Net losses on sales of facilities	—	(2)
Income tax expense	(1)	(2)

Income (loss) from discontinued operations	5	(14)

Net income	95	183
Less: Preferred stock dividends	6	—
Less: Net income attributable to noncontrolling interests	1	5

Net income attributable to Tenet Healthcare Corporation common shareholders	$88	$178

Amounts attributable to Tenet Healthcare Corporation common shareholders
Income from continuing operations, net of tax	$83	$193
Income (loss) from discontinued operations, net of tax	5	(15)

Net income attributable to Tenet Healthcare Corporation common shareholders	$88	$178

Earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders
Basic
Continuing operations	$0.17	$0.40
Discontinued operations	0.01	(0.02)

	$0.18	$0.38

Diluted
Continuing operations	$0.16	$0.40
Discontinued operations	0.01	(0.03)

	$0.17	$0.37

Weighted average shares and dilutive securities outstanding (in thousands):
Basic	481,917	478,372
Diluted	559,228	479,512

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net income	$95	$183
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	95	96
Provision for doubtful accounts	189	156
Deferred income tax expense	5	3
Stock-based compensation expense	7	7
Impairment of long-lived assets and goodwill, and restructuring charges	—	5
Fair market value adjustments related to LIBOR cap agreement	2	—
Litigation and investigation costs	2	1
Gain from early extinguishment of debt	—	(134)
Pre-tax (income) loss from discontinued operations	(6)	12
Other items, net	6	7
Changes in cash from operating assets and liabilities:
Accounts receivable	(242)	(228)
Inventories and other current assets	3	(16)
Income taxes	17	4
Accounts payable, accrued expenses and other current liabilities	(146)	(117)
Other long-term liabilities	(27)	(11)
Payments against reserves for restructuring charges and litigation costs	(24)	(28)
Net cash provided by operating activities from discontinued operations, excluding income taxes	2	54

Net cash used in operating activities	(22)	(6)
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(78)	(85)
Construction of new and replacement hospitals	(5)	(16)
Purchases of property and equipment — discontinued operations	—	(1)
Proceeds from sales of facilities and other assets — discontinued operations	—	251
Proceeds from sales of marketable securities, long-term investments and other assets	12	18
Distributions received from investments in Reserve Yield Plus Fund	—	8
Other items, net	3	(1)

Net cash provided by (used in) investing activities	(68)	174
Cash flows from financing activities:
Repayments of borrowings	(7)	(1)
Proceeds from borrowings	1	—
Deferred debt issuance costs	—	(22)
Cash dividends on preferred stock	(6)	—
Contributions from noncontrolling interests	1	—
Distributions paid to noncontrolling interests	(1)	(2)
Other items, net	1	2

Net cash used in financing activities	(11)	(23)

Net increase (decrease) in cash and cash equivalents	(101)	145
Cash and cash equivalents at beginning of period	690	507

Cash and cash equivalents at end of period	$589	$652

Supplemental disclosures:
Interest paid, net of capitalized interest	$(112)	$(149)
Income tax refunds, net	$17	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business

Tenet Healthcare Corporation (together with our subsidiaries, referred to as “Tenet,” the “Company,” “we” or “us”) is an investor-owned health care services company whose subsidiaries and affiliates principally operate general hospitals and related health care facilities. At March 31, 2010, our subsidiaries operated 50 general hospitals (including one hospital not yet divested at that date that is classified in discontinued operations) and a critical access hospital, with a combined total of 13,595 licensed beds, serving urban and rural communities in 12 states. We also own an interest in a health maintenance organization (“HMO”) and operate: various related health care facilities, including a long-term acute care hospital and a number of medical office buildings (all of which are located on, or nearby, one of our general hospital campuses); physician practices; captive insurance companies; and other ancillary health care businesses (including outpatient surgery centers, diagnostic imaging centers, and occupational and rural health care clinics).

Basis of Presentation

This quarterly report supplements our Annual Report on Form 10-K for the year ended December 31, 2009 (“Annual Report”). As permitted by the Securities and Exchange Commission (“SEC”) for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in our Annual Report. For further information, refer to the audited Consolidated Financial Statements and notes included in our Annual Report.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” This statement modifies the hierarchy of GAAP by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”) is considered the single authoritative source of GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants.

Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly trends in patient accounts receivable collectability and associated provisions for doubtful accounts; the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid funding levels set by the states in which we operate; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and valuation allowances; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: the business environments, economic conditions and demographics of local communities; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local health care competitors; managed care contract negotiations or terminations; any unfavorable publicity about us, which impacts our relationships with physicians and patients; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $589 million and $690 million at March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010 and December 31, 2009, our book overdrafts were approximately $155 million and $255 million, respectively, which were classified as accounts payable.

See Note 13 for disclosure of our investments in the Reserve Yield Plus Fund that were reclassified out of cash and cash equivalents due to liquidity issues related to the fund.

NOTE 2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	March 31, 2010	December 31, 2009
Continuing operations:
Patient accounts receivable	$1,522	$1,466
Allowance for doubtful accounts	(337)	(341)
Estimated future recoveries from accounts assigned to collection agencies	33	35
Net cost report settlements payable and valuation allowances	(28)	(24)

	1,190	1,136

Discontinued operations:
Patient accounts receivable	36	44
Allowance for doubtful accounts	(24)	(28)
Estimated future recoveries from accounts assigned to collection agencies	2	3
Net cost report settlements receivable and valuation allowances	4	3

	18	22

Accounts receivable, net	$1,208	$1,158

As of March 31, 2010, our estimated collection rates on managed care accounts and self-pay accounts were approximately 98.1% and 29.9%, respectively, which included collections from point-of-service through collections by our in-house collection agency. The comparable managed care and self-pay collection rates as of December 31, 2009 were approximately 98.0% and 30.1%, respectively.

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

Accounts assigned to our in-house collection agency are written off and excluded from patient accounts receivable and allowance for doubtful accounts; however, an estimate of future recoveries from all accounts at the collection agency is determined based on historical experience and recorded on our hospitals’ books as a component of accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

The estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the three months ended March 31, 2010 and 2009 were approximately $91 million and $80 million, respectively. We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid disproportionate share hospital payments. The estimated costs (based on the selected operating expenses described above) of caring for charity care patients for the three months ended March 31, 2010 and 2009 were approximately $25 million and $30 million, respectively.

NOTE 3. DISCONTINUED OPERATIONS

In May 2009, we announced that we would not renew our operating lease agreement for NorthShore Regional Medical Center (“NorthShore”), located in Slidell, Louisiana, which lease was scheduled to expire in May 2010. Accordingly, the hospital was reclassified into discontinued operations in the three months ended June 30, 2009. In January 2010, we entered into a definitive agreement to sell certain of our owned assets at NorthShore and transition the operation of the hospital to a new hospital operator. That transaction closed effective April 1, 2010, at which time we also terminated our lease; we received approximately $16 million of cash proceeds from the sale of our assets associated with NorthShore.

We classified $17 million of our assets of NorthShore as “assets held for sale” in current assets in the accompanying Condensed Consolidated Balance Sheets at both March 31, 2010 and December 31, 2009. These assets primarily consist of property and equipment and were recorded at the lower of the assets’ carrying amount or their fair value less estimated costs to sell. We derive fair value estimates from definitive sales agreements, appraisals, established market values of comparable assets, or internal estimates of future net cash flows. Fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact fair value estimates, including the future financial results of hospitals in discontinued operations and how they are operated by us until they are divested, changes in health care industry trends and regulations until the hospitals are divested, and whether we ultimately divest the hospital assets to buyers who will continue to operate the assets as general hospitals or utilize the assets for other purposes. In certain cases, these fair value estimates assume the highest and best use of the assets in the future, to a market place participant, is other than as a hospital. In these cases, the estimates are based on the fair value of the real property and equipment if utilized other than as a hospital. Fair value estimates do not include the costs of closing hospitals in discontinued operations or other future operating costs, which could be substantial. Accordingly, the ultimate net cash realized from the sale of hospital assets could be significantly less than fair value estimates. Because we do not intend to sell the accounts receivable of hospitals in discontinued operations, the receivables are included in our consolidated net accounts receivable in the accompanying Condensed Consolidated Balance Sheets. See Note 13 for the disclosure of the fair values of long-lived assets held for sale.

Net operating revenues and income (loss) before income taxes reported in discontinued operations are as follows:

	Three Months Ended March 31,
	2010	2009
Net operating revenues	$23	$132
Income (loss) before income taxes	6	(12)

We recorded $1 million of impairment credits in discontinued operations during the three months ended March 31, 2010 relating to an increase in the estimated fair values of long-lived assets, less estimated costs to sell, for NorthShore as discussed above.

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

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES

During the three months ended March 31, 2009, we recorded net impairment and restructuring charges of $5 million, consisting of $2 million of employee severance and other related costs and a $3 million impairment charge for the write-down of a note receivable due from a buyer of one of our previously divested hospitals as a result of the buyer filing for bankruptcy.

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

These regions and the Philadelphia market are reporting units used to perform our goodwill impairment analysis and are one level below our operating segment level. Future restructuring of our regions or markets that changes our goodwill reporting units could also result in further impairments of our goodwill.

The tables below are reconciliations of beginning and ending liability balances in connection with restructuring charges recorded during the three months ended March 31, 2010 and 2009 in continuing and discontinued operations:

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Balances at End of Period
Three Months Ended March 31, 2010
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$6	$—	$(1)	$5
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	8	—	—	8

	$14	$—	$(1)	$13

Three Months Ended March 31, 2009
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$12	$2	$(3)	$11
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	15	7	(4)	18

	$27	$9	$(7)	$29

The above liability balances at March 31, 2010 are included in other current liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Cash payments to be applied against these accruals at March 31, 2010 are expected to be approximately $3 million in 2010 and $10 million thereafter.

NOTE 5. LONG-TERM DEBT, LEASE OBLIGATIONS AND GUARANTEES

The table below shows our long-term debt as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Senior notes:
6 3/8%, due 2011	$65	$65
6 1/2%, due 2012	57	57
7 3/8%, due 2013	1,000	1,000
9 7/8%, due 2014	100	100
9 1/4%, due 2015	483	489
6 7/8%, due 2031	430	430
Senior secured notes:
9%, due 2015	714	714
10%, due 2018	714	714
8 7/8%, due 2019	925	925
Capital leases and mortgage notes	7	7
Unamortized note discounts	(222)	(227)

Total long-term debt	4,273	4,274
Less current portion	2	2

Long-term debt, net of current portion	$4,271	$4,272

Credit Agreement

We have a five-year, $800 million senior secured revolving credit facility, which matures on November 16, 2011, that is collateralized by patient accounts receivable at our acute care and specialty hospitals, and bears interest at our option based on the London Interbank Offered Rate (“LIBOR”) plus 150 basis points or Citigroup’s base rate, as defined in the credit agreement, plus 50 basis points. At March 31, 2010, there were no cash borrowings outstanding under the revolving credit facility, and we had approximately $181 million of letters of credit outstanding. Based on our eligible receivables, the borrowing capacity under the revolving credit facility was $532 million at March 31, 2010.

Senior Notes

In March 2010, we completed open market repurchases of $6 million aggregate principal amount of our 9 1/ 4% senior notes due 2015 for cash of approximately $6 million.

LIBOR Cap Agreement

The fair value of our LIBOR cap agreement included in investments and other assets in the accompanying Condensed Consolidated Balance Sheets approximated $1 million at March 31, 2010. During the three months ended March 31, 2010, approximately $2 million in losses from mark-to-market adjustments of the LIBOR cap agreement were included as interest expense in the accompanying Condensed Consolidated Statements of Operations. See Note 13 for the disclosure of the fair value of the LIBOR cap agreement.

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

At March 31, 2010, the maximum potential amount of future payments under our income and revenue collection guarantees was $83 million. We had a liability of $68 million recorded for the fair value of these guarantees included in other current liabilities at March 31, 2010.

At March 31, 2010, we also guaranteed minimum rent revenue to certain landlords who built medical office buildings on or near our hospital campuses. The maximum potential amount of future payments under these guarantees was $11 million. We had a liability of $5 million recorded for the fair value of these guarantees, of which $1 million was included in other current liabilities and $4 million was included in other long-term liabilities at March 31, 2010.

NOTE 6. EMPLOYEE BENEFIT PLANS

At March 31, 2010, there were approximately four million shares of common stock available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant.

Our income from continuing operations for both the three months ended March 31, 2010 and 2009 includes $7 million of pre-tax compensation costs related to our stock-based compensation arrangements ($4 million after-tax, excluding the impact of the deferred tax valuation allowance).

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2010:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
			(In Millions)
Outstanding as of December 31, 2009	48,317,255	$10.58
Granted	964,008	5.03
Exercised	(1,500,915)	1.23
Forfeited/Expired	(788,291)	17.94

Outstanding as of March 31, 2010	46,992,057	$10.64	$94	6.1 years

Vested and expected to vest at March 31, 2010	45,819,631	$10.88	$89	6.0 years

Exercisable as of March 31, 2010	30,418,225	$15.54	$27	4.6 years

There were 1,500,915 stock options exercised during the three months ended March 31, 2010 with a $6 million aggregate intrinsic value, and no stock options exercised during the same period in 2009.

In the three months ended March 31, 2010, we granted an aggregate of 964,008 stock options under our 2008 Stock Incentive Plan to certain of our senior officers. Half of these stock options are subject to time-vesting and the remainder are subject to performance-based vesting. If all conditions are met, the performance-based stock options will vest and be settled ratably over a three-year period from the date of the grant.

As of March 31, 2010, there were $13 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.9 years.

The weighted average estimated fair value of stock options we granted in the three months ended March 31, 2010 was $2.89 per share for our top 11 employees. We did not grant stock options to any other employees in the three months ended March 31, 2010. The weighted average estimated fair values of stock options we granted in the three months ended March 31, 2009 were $0.71 for our top 11 employees and $0.61 per share for all other employees. These fair values were calculated based on each grant date, using a binomial lattice model with the following assumptions:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	Top Eleven Employees	Top Eleven Employees	All Other Employees
Expected volatility	53%	60%	60%
Expected dividend yield	0%	0%	0%
Expected life	7 years	7 years	5 years
Expected forfeiture rate	2%	4%	20%
Risk-free interest rate	3.29%	3.25%	2.52%
Early exercise threshold	75% gain	75% gain	50% gain
Early exercise rate	20% per year	20% per year	45% per year

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

The following table summarizes information about our outstanding stock options at March 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $1.149	19,703,765	8.9 years	$1.14	5,590,443	$1.14
$1.15 to $10.639	11,479,702	6.7 years	7.27	9,019,192	7.98
$10.64 to $13.959	2,970,483	3.9 years	12.12	2,970,483	12.12
$13.96 to $17.589	3,770,158	2.7 years	17.11	3,770,158	17.11
$17.59 to $28.759	2,687,699	1.1 years	27.33	2,687,699	27.33
$28.76 and over	6,380,250	1.3 years	34.53	6,380,250	34.53

	46,992,057	6.1 years	$10.64	30,418,225	$15.54

Restricted Stock Units

The following table summarizes restricted stock unit activity during the three months ended March 31, 2010:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2009	4,806,441	$5.82
Granted	4,706,060	5.03
Vested	(2,194,520)	5.80
Forfeited	(898,972)	6.58

Unvested as of March 31, 2010	6,419,009	$5.14

In the three months ended March 31, 2010, we granted 3,874,030 restricted stock units subject to time-vesting. In addition, we granted 832,030 performance-based restricted stock units to certain of our senior officers. If all conditions are met, the performance-based restricted stock units will vest and be settled ratably over a three-year period from the date of the grant.

As of March 31, 2010, there were $27 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.9 years.

NOTE 7. EQUITY

We accrued dividends on our 7% mandatory convertible preferred stock for the period September 25, 2009 through December 31, 2009 of approximately $6 million, or $18.67 per share, and paid the dividends in January 2010. We accrued approximately $6 million, or $17.50 per share, for dividends on the mandatory convertible preferred stock in the three months ended March 31, 2010, and paid the dividends in April 2010.

The following table shows the changes in consolidated equity during the three months ended March 31, 2010 and 2009 (dollars in millions, share amounts in thousands):

	Tenet Healthcare Corporation Shareholders’ Equity								Noncontrolling Interests	Total Equity
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock
	Shares Outstanding	Issued Amount	Shares Outstanding	Issued Par Amount
Balances at December 31, 2009	345,000	$334	481,135	$27	$4,461	$(32)	$(2,665)	$(1,479)	$51	$697
Net income	—	—	—	—	—	—	94	—	1	95
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	1	1
Other comprehensive income	—	—	—	—	—	1	—	—	—	1
Preferred stock dividend	—	—	—	—	(6)	—	—	—	—	(6)
Stock-based compensation expense and issuance of common stock	—	—	2,932	—	4	—	—	—	—	4

Balances at March 31, 2010	345,000	$334	484,067	$27	$4,459	$(31)	$(2,571)	$(1,479)	$52	$791

Balances at December 31, 2008	—	$—	477,173	$26	$4,445	$(37)	$(2,852)	$(1,479)	$44	$147
Net income	—	—	—	—	—	—	178	—	5	183
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	3	—	—	—	3
Stock-based compensation expense and issuance of common stock	—	—	2,757	—	5	—	—	2	—	7

Balances at March 31, 2009	—	$—	479,930	$26	$4,450	$(34)	$(2,674)	$(1,477)	$47	$338

NOTE 8. OTHER COMPREHENSIVE INCOME

The table below shows each component of other comprehensive income for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Net income	$95	$183
Other comprehensive income
Unrealized gains (losses) on securities available for sale	1	(1)
Reclassification adjustments for realized losses included in net income	—	6

Other comprehensive income before income taxes	1	5
Income tax expense related to items of other comprehensive income	—	(2)

Total other comprehensive income, net of tax	1	3

Comprehensive income	96	186
Less: Preferred stock dividends	6	—
Less: Comprehensive income attributable to noncontrolling interests	1	5

Comprehensive income attributable to Tenet Healthcare Corporation common shareholders	$89	$181

NOTE 9. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis. For the policy periods April 1, 2010 through March 31, 2011 and April 1, 2009 through March 31, 2010, we have coverage totaling $600 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million each for floods and earthquakes and a per-occurrence sub-limit of $100 million for windstorms with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and windstorms, the total $600 million limit of coverage per occurrence applies. Deductibles are 5% of insured values up to a maximum of $25 million for floods, California earthquakes and wind-related claims, and 2% of insured values for New Madrid fault earthquakes, with a maximum per claim deductible of $25 million. Other covered losses, including fires and other perils, have a minimum deductible of $1 million.

Professional and General Liability Insurance

At March 31, 2010 and December 31, 2009, the aggregate current and long-term professional and general liability reserves on our Condensed Consolidated Balance Sheets were approximately $547 million and $572 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 3.05% and 2.69% at March 31, 2010 and December 31, 2009, respectively.

For the policy period June 1, 2009 through May 31, 2010 our hospitals generally have a self-insurance retention of $5 million per occurrence for all claims incurred. Our captive insurance company, The Healthcare Insurance Corporation (“THINC”), retains $10 million per occurrence above our hospitals’ $5 million self-insurance retention level. The next $10 million of claims in excess of these aggregate self-insurance retentions of $15 million per occurrence are 65% reinsured by THINC with independent reinsurance companies, with THINC retaining 35% or a maximum of $3.5 million. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies with major independent insurance companies, on a claims-made basis, subject to an aggregate limit of $175 million, with Tenet retaining 20% of the initial $50 million layer in excess of $25 million per claim or a maximum of $10 million.

If the aggregate limit of any of our excess professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the excess limits available to pay any other material claims applicable to that policy period.

Included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $11 million and $21 million for the three months ended March 31, 2010 and 2009, respectively.

NOTE 10. CLAIMS AND LAWSUITS

Because we provide health care services in a highly regulated industry, we have been and expect to continue to be subject to various lawsuits, claims and regulatory proceedings from time to time. The ultimate resolution of these matters, individually or in the aggregate, whether as a result of litigation or settlement, could have a material adverse effect on our business (both in the near and long term), financial condition, results of operations or cash flows. We are currently a party to a number of legal and regulatory proceedings, including those reported below. Where specific amounts are sought in any of the following matters, those amounts are disclosed. For all other matters discussed below, where a loss is reasonably possible and estimable, an estimate of the loss or a range of loss is provided. In cases where we have not provided an estimate, a loss is not reasonably possible or an amount of loss is not reasonably estimable at this time.

1.	Governmental Reviews—Pursuant to the five-year corporate integrity agreement (“CIA”) we entered into with the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services in September 2006, we notified the OIG in October 2007 that we had completed a preliminary review of admissions to our inpatient rehabilitation unit at South Fulton Medical Center in East Point, Georgia that suggested further review was necessary to determine whether South Fulton had received Medicare overpayments reportable under our CIA. In January 2008, we submitted this matter into the OIG’s voluntary self-disclosure protocol. The OIG subsequently accepted our submission. In February 2009, we received a letter from the U.S. Department of Justice (“DOJ”), which is participating in this matter with the OIG, requesting additional information regarding the basis for our self-disclosure, as well as information related to admissions at our other active and divested inpatient rehabilitation hospitals and units for the period 2000 to the date of the letter. The government has since limited the scope of its review to the period May 15, 2005 through December 31, 2007. In addition, the government asked to examine a limited sample of patient files at two inpatient rehabilitation facilities besides South Fulton Medical Center before it determines if its review should extend to our other inpatient rehabilitation units. That examination has been completed, and we are continuing to work with the DOJ and the OIG regarding their review.

Separately, in 2009, the DOJ, through the U.S. Attorney’s Office in the Western District of New York, and the OIG contacted a number of hospitals, including one Tenet hospital, requesting information regarding their billing practices for kyphoplasty procedures. Kyphoplasty is a surgical procedure used to treat pain and related conditions associated with certain vertebrae injuries. The DOJ and the OIG requested the information in connection with their review of the appropriateness of Medicare patients receiving kyphoplasty procedures on an inpatient basis as opposed to an outpatient basis. To date, the request has been limited to only one of our hospitals. We are fully cooperating with the DOJ and the OIG, and have provided the requested information on a voluntary basis. We are unable to predict the timing and outcome of the investigation at this time. However, based on the total number of inpatient kyphoplasty procedures conducted during the review period at the hospital subject to the information request, we do not believe the outcome of this review will have a material adverse impact on the Company.

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

We are unable to predict the timing and outcome of these pending governmental reviews at this time. However, based on the status of these matters to date, we have recorded reserves of approximately $24 million as of March 31, 2010. (We recorded $5 million as of December 31, 2008 and $19 million in the year ended December 31, 2009.)

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

We expect to continue to be subject to regulatory proceedings and private litigation concerning our application of various federal and state labor laws, rules and regulations governing a variety of workplace wage and hour issues from time to time.

3.	Class Action Lawsuits Resulting from Hurricane Katrina—We are presently defending three lawsuits filed as purported class actions in late 2005 by and on behalf of patients, their family members and others who were present and allegedly injured at two of our former New Orleans area hospitals – Memorial Medical Center and Lindy Boggs Medical Center – during Hurricane Katrina and its aftermath. The plaintiffs allege that the hospitals were negligent in failing to properly prepare for the storm, failing to evacuate patients ahead of the storm, and failing to have a properly configured emergency generator system, among other allegations of general negligence. The plaintiffs are seeking damages in various and unspecified amounts for the alleged wrongful death of some patients, aggravation of pre-existing illnesses or injuries to patients who survived and were successfully evacuated, and the inability of patients and others to evacuate the hospitals for several days under challenging conditions. In September 2008, class certification was granted in two of the suits. In her order, the judge certified a class of all persons at Memorial Medical Center between August 29 and September 2, 2005, excluding employees, who sustained injuries or died, as well as family members who themselves sustained injury as a result of such injuries or deaths to any person at Memorial, excluding employees, during that time. Our appeals of the class certification ruling were exhausted in December 2009. The Civil District Court for the Parish of Orleans will administer the class proceedings. The class certification hearing in the remaining case, which was also filed in the Civil District Court for the Parish of Orleans, has been scheduled for late October 2010. We are unable to predict the ultimate resolution of these lawsuits, but we intend to continue to vigorously defend the hospitals in these matters.

4.	Ordinary Course Matters—In addition to the matters described above, our hospitals are subject to investigations, claims and lawsuits in the ordinary course of our business. Most of these matters involve allegations of medical malpractice or other injuries suffered at our hospitals. Our hospitals are also routinely subject to sales and use tax audits and personal property tax audits by the state and local government jurisdictions in which they do business. The results of the audits are frequently disputed, and such disputes are ordinarily resolved by administrative appeals or litigation.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the three months ended March 31, 2010 and 2009:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Balances at End of Period
Three Months Ended March 31, 2010
Continuing operations	$95	$2	$(23)	$74
Discontinued operations	—	—	—	—

	$95	$2	$(23)	$74

Three Months Ended March 31, 2009
Continuing operations	$240	$1	$(24)	$217
Discontinued operations	—	—	—	—

	$240	$1	$(24)	$217

For the three months ended March 31, 2010 and 2009, we recorded net costs of $2 million and $1 million, respectively, in connection with significant legal proceedings and investigations.

NOTE 11. INCOME TAXES

During the three months ended March 31, 2010, there were no adjustments to our estimated liabilities for uncertain tax positions. The total amount of unrecognized tax benefits as of March 31, 2010 was $46 million ($34 million related to continuing operations and $12 million related to discontinued operations), which, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing and discontinued operations, primarily by reducing our valuation allowance for deferred tax assets.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense in our Condensed Consolidated Statements of Operations. Approximately $0.8 million of interest and penalties related to accrued liabilities for uncertain tax positions ($0.4 million income related to continuing operations and $1.2 million expense related to discontinued operations) are included in our Condensed Consolidated Statement of Operations in the three months ended March 31, 2010. Total accrued interest and penalties on unrecognized tax benefits as of March 31, 2010 were $54 million ($17 million related to continuing operations and $37 million related to discontinued operations).

Income tax expense in the three months ended March 31, 2010 included the following: (1) an income tax benefit of $33 million in continuing operations to decrease the valuation allowance for our deferred tax assets and for other tax adjustments; and (2) an income tax benefit of $2 million in discontinued operations to decrease the valuation allowance and for other tax adjustments.

In connection with an audit of our tax returns for the fiscal years ended May 31, 1998 through the transition period ended December 31, 2002, the Internal Revenue Service (“IRS”) issued a statutory notice of tax deficiency asserting an aggregate tax deficiency of $204 million plus interest. This amount does not include an advance tax payment of $85 million we made in December 2006, an overpayment by us of $20 million for one of the years in the audit period, and the impact of our net operating losses from 2004, which would reduce the tax deficiency by $31 million. We have reached a settlement with IRS counsel of all disputed issues in this case. The settlement is subject to approval by the Tax Court and resulted in a payment by us of approximately $60 million in December 2009 to satisfy accrued taxes and interest.

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

As of March 31, 2010, approximately $17 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 12. EARNINGS PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings per common share calculations for income from continuing operations for the three months ended March 31, 2010 and 2009. Income is expressed in millions and weighted average shares are expressed in thousands.

	Income (Numerator)	Weighted Average Shares (Denominator)	Per- Share Amount
Three Months Ended March 31, 2010
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$83	481,917	$0.17
Effect of dilutive stock options, restricted stock units and mandatory convertible preferred stock	6	77,311	(0.01)

Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$89	559,228	$0.16

	Income (Numerator)	Weighted Average Shares (Denominator)	Per- Share Amount
Three Months Ended March 31, 2009
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$193	478,372	$0.40
Effect of dilutive stock options and restricted stock units	—	1,140	—

Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$193	479,512	$0.40

Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, were not included in the computation of diluted shares for the three months ended March 31, 2010 and 2009 were 22,895 and 51,674 shares, respectively.

NOTE 13. FAIR VALUE MEASUREMENTS

Our financial assets and liabilities recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by our captive insurance subsidiaries and our LIBOR cap agreement. The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009. The following tables also indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Marketable securities—current	$2	$2	$—	$—
Investments in Reserve Yield Plus Fund	2	—	2	—
Marketable securities—noncurrent	28	7	20	1

	$32	$9	$22	$1

Derivative Contract (see Note 5):
LIBOR cap agreement asset	$1	$—	$1	$—

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Marketable securities—current	$11	$11	$—	$—
Investments in Reserve Yield Plus Fund	2	—	2	—
Marketable debt securities—noncurrent	30	7	22	1

	$43	$18	$24	$1

Derivative Contract:
LIBOR cap agreement asset	$3	$—	$3	$—

The change in the fair value of our auction rate securities valued using significant unobservable inputs is shown below:

Fair value recorded at December 31, 2009	$1
Adjustment to record reduction in estimated fair value of auction rate securities	—

Fair value recorded at March 31, 2010	$1

Fair value recorded at December 31, 2008	$1
Adjustment to record reduction in estimated fair value of auction rate securities	—

Fair value recorded at March 31, 2009	$1

At March 31, 2010, one of our captive insurance subsidiaries held $1 million of preferred stock and other securities that were distributed from auction rate securities whose auctions have failed due to sell orders exceeding buy orders. We were not required to record an other-than-temporary impairment of these securities during the three months ended March 31, 2010 or 2009.

At March 31, 2010, the fair value of our investments in the Reserve Yield Plus Fund was $2 million. The cost of our investment was $3 million. In mid-September 2008, the net asset value of the fund decreased below $1 per share as a result of a valuation of certain investments at zero that the fund held in a company that filed for bankruptcy. Therefore, we recorded a $1 million loss related to our then $49 million investment in the fund to recognize our pro rata share of the estimated loss in this investment. We requested the redemption of our investments in the fund and, in the year ended December 31, 2009 and three months ended December 31, 2008, we received $12 million and $34 million, respectively, of cash distributions from the fund. While we expect to receive substantially all of our remaining holdings in the fund, we cannot predict the ultimate timing of when we will receive the funds. Accordingly, we have classified our holdings as investments in the Reserve Yield Plus Fund, rather than as cash and cash equivalents, in our Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009.

Our non-financial assets and liabilities not permitted or required to be measured at fair value on a recurring basis typically relate to long-lived assets held and used, long-lived assets held for sale and goodwill. We are now required to provide additional disclosures about fair value measurements as part of our financial statements for each major category of assets and liabilities measured at fair value on a non-recurring basis. The following table presents this information as of March 31, 2010 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities, which generally are not applicable to non-financial assets and liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and include situations where there is little, if any, market activity for the asset or liability, such as internal estimates of future cash flows.

	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held for sale	$17	$—	$17	$—

As described in Note 3, we recorded impairment credits in discontinued operations in the three months ended March 31, 2010 of $1 million relating to an increase in the estimated fair values of long-lived assets, less estimated costs to sell, for NorthShore.

The fair value of our long-term debt is based on quoted market prices. At March 31, 2010 and December 31, 2009, the estimated fair value of our long-term debt was approximately 104.1% and 103.2%, respectively, of the par value of the debt.

NOTE 14. RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-06, an amendment to ASC 820-10, “Fair Value Measurements and Disclosures—Overall,” that requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements and the transfers between Levels 1, 2 and 3. The new disclosures and clarifications of existing disclosures were effective for us beginning in the three months ended March 31, 2010, except for the disclosures about the roll-forward of activity in Level 3 fair value measurements, which will be required to be adopted by us beginning in the three months ended March 31, 2011. The adoption of this standard will have no impact our consolidated financial condition, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Unless otherwise indicated, all financial and statistical information included herein relates to our continuing operations, with dollar amounts expressed in millions (except per share, per admission, per patient day and per visit amounts). This information should be read in conjunction with the accompanying Condensed Consolidated Financial Statements. It includes the following sections:

•	Management Overview

•	Forward-Looking Statements

•	Sources of Revenue

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Estimates

MANAGEMENT OVERVIEW

RECENT DEVELOPMENTS

Recent key developments include the following:

Divestiture of NorthShore Regional Medical Center—In April 2010, we completed the sale of certain of our owned assets at NorthShore Regional Medical Center in Slidell, Louisiana for approximately $16 million of cash proceeds. At that time, we also terminated our lease of NorthShore and transitioned the operation of the hospital to a new hospital operator. We had previously announced in May 2009 that we would not renew the lease for this hospital.

Health Care Reform Legislation—In March 2010, after months of debate regarding national health care reform, the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (“Health Care Reform Legislation”) was signed into law. In general, the Health Care Reform Legislation seeks to reduce health care costs and decrease over time the number of uninsured legal U.S. residents, by among other things, requiring employers to offer, and individuals to carry, health insurance or be subject to penalties.

National Agreement with MultiPlan, Inc.—In February 2010, we announced a multi-year agreement with MultiPlan, Inc., a preferred provider organization network. The agreement provides MultiPlan’s clients and their members access to all our hospitals, as well as 59 freestanding diagnostic imaging centers and ambulatory surgery centers. Tenet Physicians, Inc., which contracts for the more than 400 physicians employed by us, also is part of the new agreement.

National Agreement with UnitedHealthcare—In January 2010, we entered into a new multi-year agreement with UnitedHealthcare. Under the new agreement, UnitedHealthcare commercial and Medicare Advantage health plan participants have access to health care services at all of our hospitals, outpatient imaging and ambulatory surgery centers, and employed physicians.

SIGNIFICANT CHALLENGES

We face a number of significant industry-wide and company-specific challenges, including those summarized below.

Volumes—Although we have seen some improvements in recent periods, we have experienced declines in patient volumes over the last several years. We believe the reasons for these declines include, but are not limited to, factors that have affected many hospital companies, including the impact of the recession on consumer demand, decreases in the demand for invasive cardiac procedures, increased competition and utilization pressure by managed care organizations, as well as benefit plan design changes that have shifted more financial responsibility to patients. Given our geographic concentration, we are also affected by population trends, which have been a particular concern in Florida. In addition, we believe the industry-wide challenges associated with physician recruitment, retention and attrition have also been significant contributors to volume declines we have experienced. Our operations depend on the efforts, abilities and experience of the physicians on the medical staffs of our hospitals, most of whom have no contractual relationship with us. It is essential to our ongoing business that we attract and retain an appropriate number of quality physicians in all specialties on our medical staffs. Although we had a net overall gain in physicians added to our medical staffs in each of the last three years, in some of our markets, physician recruitment and retention are still affected by a shortage of physicians in certain sought-after specialties and the difficulties that physicians experience in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance. Other issues facing physicians, such as proposed decreases in Medicare payments and declining commercial managed care enrollment, are forcing them to consider alternatives, including relocating their practices or retiring sooner than expected.

We continue to take steps to increase patient volumes. One of our initiatives is our Physician Relationship Program, which is centered on understanding the needs of physicians who admit patients both to our hospitals and to our competitors’ hospitals and responding to those needs with changes and improvements in our hospitals and operations. We have targeted capital spending in order to address specific needs or growth opportunities of our hospitals, which is expected to have a positive impact on their volumes. We have also sought to include all of our hospitals and an increased number of our affiliated physicians in the applicable geographic area or nationally when negotiating new managed care contracts, which should result in additional volumes at facilities that were not previously a part of such managed care networks. In addition, we have completed clinical service line market demand analyses and profitability assessments to determine which services are highly valued that can be emphasized and marketed to improve our operating results. This Targeted Growth Initiative (“TGI”) has resulted in some reductions in unprofitable service lines in several locations. However, the elimination of certain unprofitable service lines as a result of our TGI analysis will allow us to focus more resources on services that are in higher demand and are more profitable.

Our Commitment to Quality initiative is further helping position us competitively. We continue to work with physicians to implement the most current evidence-based medicine techniques to improve the way we provide care. As a result of these efforts, our hospitals have improved substantially in quality metrics reported by the government and have been recognized by several managed care companies for their quality of care. In our continuing efforts to improve our clinical outcomes and drive down our costs of care, we launched our Medicare Performance Initiative in 2009. This initiative is focused on the identification and reduction of costs associated with variations in physician and hospital practices. The project includes the dissemination of best practices based on evidence-based medicine, which we expect will promote the most effective and efficient utilization of resources and result in shorter lengths of stay, as well as reductions in redundant ancillary services and readmissions for hospitalized patients. Further, the Health Care Reform Legislation will tie payment to quality measures by establishing a value-based purchasing system and adjusting hospital payment rates based on hospital-acquired conditions and hospital readmissions. We believe that quality of care improvements may have the effect of reducing costs, increasing payments from Medicare and certain managed care payers for our services, and increasing physician and patient satisfaction, potentially improving our volumes.

Bad Debt—Like other organizations in the health care industry, we continue to provide services to a high volume of uninsured patients and more patients than in prior years with an increased burden of co-payments and deductibles as a result of changes in their health care plans. The discounting components of our Compact with Uninsured Patients (“Compact”) have reduced our provision for doubtful accounts recorded in our Condensed Consolidated Financial Statements, but they do not mitigate the net economic effects of treating uninsured or underinsured patients. We continue to experience a high level of uncollectible accounts. The Congressional Budget Office estimates that the Health Care Reform Legislation will extend insurance coverage through Medicaid or private insurance to approximately 32 million Americans over the next 10 years, but such coverage expansion generally will not occur until after January 1, 2014. We continue to focus, where applicable, on placement of patients in various government programs, such as Medicaid. However, unless our business mix shifts toward a greater number of insured patients or the trend of higher co-payments and deductibles reverses, we anticipate this high level of uncollectible accounts to continue or increase.

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

General Economic Conditions—We believe the current economic downturn has had some impact on our volumes and has affected our ability to collect outstanding receivables. A significant amount of our admissions comes through our emergency rooms and, therefore, is not usually materially impacted by broad economic factors. However, our levels of elective procedures and our ability to collect accounts receivable, due to the related effects of higher unemployment and reductions in commercial managed care enrollment, may be materially impacted if the current economic environment continues. We could also be negatively affected if California, Florida or other states reduce funding of Medicaid and other state health care programs.

RESULTS OF OPERATIONS—OVERVIEW

Our results of operations have been and continue to be influenced by industry-wide and company-specific challenges, including fluctuating volumes, decreased demand for inpatient cardiac procedures and high levels of bad debt, that have affected our revenue growth and operating expenses. We believe our future profitability will be achieved through volume growth (including growth through the acquisition of hospitals and other health care facilities), appropriate reimbursement levels and cost control across our portfolio of hospitals. We have provided below detailed information about volumes, revenues and expenses for the three months ended March 31, 2010 and 2009 for all of our continuing operations hospitals.

	Three Months Ended March 31,
Admissions, Patient Days and Surgeries	2010	2009	Increase (Decrease)
Commercial managed care admissions	32,026	34,523	(7.2)%
Governmental managed care admissions	30,591	30,720	(0.4)%
Medicare admissions	41,533	42,544	(2.4)%
Medicaid admissions	16,608	15,816	5.0%
Uninsured admissions	6,204	5,546	11.9%
Charity care admissions	2,096	2,676	(21.7)%
Other admissions	3,541	3,510	0.9%
Total admissions	132,599	135,335	(2.0)%
Paying admissions (excludes charity and uninsured)	124,299	127,113	(2.2)%
Total government program admissions	88,732	89,080	(0.4)%
Charity admissions and uninsured admissions	8,300	8,222	0.9%
Admissions through emergency department	78,484	78,220	0.3%
Commercial managed care admissions as a percentage of total admissions	24.2%	25.5%	(1.3	)%(1)
Emergency department admissions as a percentage of total admissions	59.2%	57.8%	1.4	%(1)
Uninsured admissions as a percentage of total admissions	4.7%	4.1%	0.6	%(1)
Charity admissions as a percentage of total admissions	1.6%	2.0%	(0.4	)%(1)
Surgeries – inpatient	37,412	38,487	(2.8)%
Surgeries – outpatient	50,586	51,153	(1.1)%
Total surgeries	87,998	89,640	(1.8)%
Patient days – total	652,952	672,636	(2.9)%
Adjusted patient days(2)	958,248	978,841	(2.1)%
Patient days – commercial managed care	129,906	142,003	(8.5)%
Average length of stay (days)	4.9	5.0	(0.1	)(1)
Adjusted patient admissions(2)	195,909	198,097	(1.1)%
Number of general hospitals (at end of period)	49	49	—
Licensed beds (at end of period)	13,430	13,415	0.1%
Average licensed beds	13,431	13,409	0.2%
Utilization of licensed beds(3)	54.0%	55.7%	(1.7	)%(1)

(1)	The change is the difference between the amounts shown for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.
(2)	Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.
(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

Total admissions declined by 2,736, or 2.0%, in the three months ended March 31, 2010 as compared to the same period in 2009. Three of our four regions and our Philadelphia market reported admissions declines in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Commercial managed care admissions declined by 7.2% in the three months ended March 31, 2010 as compared to the same period in 2009. Surgeries declined by 1.8% in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. While admissions through our emergency departments increased 0.3% in the three months ended March 31, 2010 compared to the same period in the prior year, we believe the current economic conditions have had an adverse impact on the level of elective procedures performed at our hospitals, which contributed to the overall decline in our total admissions. Our patient volumes in the three months ended March 31, 2010 were also partially adversely impacted by a decline in flu-related volumes and weather-related disruptions. Uninsured and charity admissions grew by 0.9% in the three months ended March 31, 2010 as compared to the same period in 2009.

	Three Months Ended March 31,
Outpatient Visits	2010	2009	Increase (Decrease)
Commercial managed care visits	325,556	347,820	(6.4)%
Governmental managed care visits	188,694	182,431	3.4%
Medicare visits	213,664	217,696	(1.9)%
Medicaid visits	75,782	72,636	4.3%
Uninsured visits	91,059	92,034	(1.1)%
Charity care visits	5,528	7,614	(27.4)%
Other visits	52,632	50,088	5.1%
Total visits	952,915	970,319	(1.8)%
Paying visits (excludes charity and uninsured)	856,328	870,671	(1.6)%
Total government program visits	478,140	472,763	1.1%
Surgery visits	50,586	51,153	(1.1)%
Emergency department visits	350,320	352,531	(0.6)%
Charity visits and uninsured visits	96,587	99,648	(3.1)%
Charity visits and uninsured visits as a percentage of total visits	10.1%	10.3%	(0.2	)%(1)
Paying visits as a percentage of total visits	89.9%	89.7%	0.2	%(1)
Commercial visits as a percentage of total visits	34.2%	35.8%	(1.6	)%(1)

(1)	The change is the difference between the amounts shown for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

We had a decline of 17,404 total outpatient visits, or 1.8%, in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Except for our Central region, all of our regions and our Philadelphia market reported declines in outpatient visits in the three months ended March 31, 2010. Approximately 9% of the decline in total outpatient visits in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was due to a decline in flu-related outpatient visits.

Outpatient surgery visits declined by 1.1% in the three months ended March 31, 2010 as compared to the same period in 2009. Charity and uninsured outpatient visits decreased by 3.1% in the three months ended March 31, 2010 compared to the same period in 2009.

	Three Months Ended March 31,
Revenues	2010	2009	Increase (Decrease)
Net operating revenues	$2,339	$2,262	3.4%
Net patient revenues from commercial managed care	$911	$886	2.8%
Revenues from the uninsured	$161	$144	11.8%
Net inpatient revenues(1)	$1,544	$1,514	2.0%
Net outpatient revenues(1)	$706	$668	5.7%

(1)	Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $67 million and $60 million for the three months ended March 31, 2010 and 2009, respectively. Net outpatient revenues include self-pay revenues of $94 million and $84 million for the three months ended March 31, 2010 and 2009, respectively.

Net operating revenues increased approximately $77 million, or 3.4%, in the three months ended March 31, 2010 as compared to the same period in 2009. Favorable prior-year cost report adjustments contributed approximately $15 million to net operating revenues in the three months ended March 31, 2010 as compared to a contribution of $11 million in the three months ended March 31, 2009. Excluding prior-year cost report adjustments from the three months ended March 31, 2009, net operating revenues would have shown an increase of 3.2% in the three months ended March 31, 2010 as compared to the same period in 2009.

As a result of commercial managed care pricing improvement, commercial managed care revenues increased by 2.8% despite the 7.2% decline in commercial managed care admissions and the decline of 6.4% in commercial managed care outpatient visits in the three months ended March 31, 2010 as compared to the same period in 2009.

	Three Months Ended March 31,
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2010	2009	Increase (Decrease)
Net inpatient revenue per admission	$11,644	$11,187	4.1%
Net inpatient revenue per patient day	$2,365	$2,251	5.1%
Net outpatient revenue per visit	$741	$688	7.7%
Net patient revenue per adjusted patient admission(1)	$11,485	$11,015	4.3%
Net patient revenue per adjusted patient day(1)	$2,348	$2,229	5.3%
Managed care: net inpatient revenue per admission	$12,798	$11,934	7.2%
Managed care: net outpatient revenue per visit	$859	$812	5.8%

(1)	Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Unit revenue improvement was evident across all key metrics, primarily reflecting the improved terms of our commercial managed care contracts and the provision of higher acuity services in the three months ended March 31, 2010 compared to the same period in 2009. The growth in net inpatient revenue per admission of 4.1% was adversely impacted by a shift in payer mix, including a decline in commercial managed care admissions as a percentage of total admissions to 24.2% in the three months ended March 31, 2010 as compared to 25.5% in the three months ended March 31, 2009. The growth in outpatient revenue per visit of 7.7% was adversely impacted by a shift in payer mix, including a decline in commercial managed care outpatient visits as a percentage of total outpatient visits to 34.2% in the three months ended March 31, 2010 as compared to 35.8% in the same period in 2009.

	Three Months Ended March 31,
Selected Operating Expenses	2010	2009	Increase (Decrease)
Salaries, wages and benefits	$987	$965	2.3%
Supplies	398	391	1.8%
Other operating expenses	467	472	(1.1)%

Total	$1,852	$1,828	1.3%
Rent/lease expense(1)	$33	$35	(5.7)%
Salaries, wages and benefits per adjusted patient day(2)	$1,030	$986	4.5%
Supplies per adjusted patient day(2)	415	400	3.8%
Other operating expenses per adjusted patient day(2)	488	482	1.2%

Total per adjusted patient day	$1,933	$1,868	3.5%

(1)	Included in other operating expenses.
(2)	Adjusted patient days represent actual patient days adjusted to include outpatient services by multiplying actual patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Total selected operating expenses, which is defined as salaries, wages and benefits, supplies, and other operating expenses, increased by 3.5% on a per adjusted patient day basis in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Our cost metrics were adversely impacted by the decline in our volumes due to our fixed cost structure when compared to the three months ended March 31, 2009.

Salaries, wages and benefits per adjusted patient day increased by 4.5% in the three months ended March 31, 2010 as compared to the same period in 2009. This increase is primarily due to annual merit increases for our employees, increased accruals for annual incentive compensation, an increase in the number of employed physicians, increased health benefit costs and higher state unemployment taxes, partially offset by reduced contract labor expense and a decline in part-time employee headcount.

Supplies expense per adjusted patient day increased by 3.8% in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase in supplies expense is primarily due to increased utilization of high-cost implants and high-cost pharmaceuticals, partially offset by decreases in the cost of pacemakers. A portion of the increase in supplies expense was offset by revenue growth related to payments we receive from certain payers.

Other operating expenses per adjusted patient day increased by 1.2% in the three months ended March 31, 2010 as compared to the same period in 2009. The increase is primarily due to increases in the costs of repairs and maintenance, a reduction in information systems and business office costs allocable to discontinued operations, and increased hospital provider taxes, which were substantially offset by additional disproportionate share hospital payments recognized in revenue. These expenses were partially offset by a $10 million, or 47.6%, decline in malpractice expense to $11 million in the three months ended March 31, 2010 compared to $21 million in the three months ended March 31, 2009. This decrease is primarily attributable to a decrease in the average cost per claim and an increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities. Declines in rent expense and physician and medical fees also had a favorable impact on other operating expenses.

	Three Months Ended March 31,
Provision for Doubtful Accounts	2010	2009	Increase (Decrease)
Provision for doubtful accounts	$189	$156	21.2%
Provision for doubtful accounts as a percentage of net operating revenues	8.1%	6.9%	1.2	%(1)
Collection rate on self-pay accounts(2)	29.9%	31.4%	(1.5	)%(1)
Collection rate from managed care payers	98.1%	97.9%	0.2	%(1)

(1)	The change is the difference between the amounts shown for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.
(2)	Self-pay accounts receivable are comprised of both uninsured and balance-after insurance receivables.

Provision for doubtful accounts increased by $33 million, or 21.2%, in the three months ended March 31, 2010 as compared to the same period in 2009. The increase in provision for doubtful accounts was related to a $17 million increase in uninsured revenues, the 150 basis point decline in our collection rate on self-pay accounts and higher pricing. These items were partially offset by $6 million in favorable settlements of disputes with managed care payers.

The self-pay collection rate, which is the blended collection rate for uninsured and balance-after insurance accounts receivable, declined to approximately 29.9% in the three months ended March 31, 2010, compared to 31.4% in the three months ended March 31, 2009.

The estimated direct and allocated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for uninsured patients were $91 million and $80 million in the three months ended March 31, 2010 and 2009, respectively.

The table below shows the pre-tax and after-tax impact on continuing operations for the three months ended March 31, 2010 and 2009 of the following items:

	Three Months Ended March 31,
	2010	2009
	(Expense) Income
Impairment of long-lived assets and goodwill, and restructuring charges	$—	$(5)
Litigation and investigation costs	(2)	(1)
Gain from early extinguishment of debt	—	134

Pre-tax impact	$(2)	$128
Deferred tax asset valuation allowance and other tax adjustments	$33	$73
Total after-tax impact	$32	$154
Diluted per-share impact of above items	$0.06	$0.32
Diluted earnings per share, including above items	$0.16	$0.40

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $589 million at March 31, 2010, a decrease of $101 million from $690 million at December 31, 2009.

Significant cash flow items in the three months ended March 31, 2010 included:

•	$105 million in aggregate annual and discretionary 401(k) matching contributions and annual incentive compensation payments, which were accrued as compensation expense in 2009;

•	Capital expenditures of $83 million;

•	$23 million in principal payments classified as operating cash outflows from continuing operations related to our 2006 civil settlement with the federal government;

•	Preferred stock dividend payments of $6 million, which were accrued in 2009;

•	Open market repurchases of $6 million aggregate principal amount of our 9 1/ 4% senior notes due 2015 for cash of approximately $6 million;

•	Income tax refunds of $17 million;

•	Interest payments of $112 million; and

•	$3 million of proceeds from the release of escrowed funds securing indemnity obligations in connection with the sale of our interest in Broadlane, Inc. in 2008.

Net cash used in operating activities was $22 million in the three months ended March 31, 2010 compared to $6 million in the three months ended March 31, 2009. Key positive and negative factors contributing to the change between the 2010 and 2009 periods include the following:

•

Lower interest payments of $37 million, primarily due to $23 million of interest payments that were accelerated and paid in the three months ended March 31, 2009 as a result of our exchange of approximately $1.4 billion aggregate principal amount of our 2011 and 2012 notes for new senior secured notes and other subsequent debt repurchases with the proceeds from our issuance of preferred stock and cash on hand that reduced our outstanding debt;

•

Increased income from continuing operations before income taxes of $19 million, excluding gain from early extinguishment of debt, interest expense, litigation and investigation costs, impairment and restructuring charges, and depreciation and amortization in the three months ended March 31, 2010 compared to the three months ended March 31, 2009;

•	Income tax refunds of $17 million received in the three months ended March 31, 2010;

•	Higher disproportionate share hospital receipts in the three months ended March 31, 2010 compared to the same period in 2009 of $18 million;

•

Lower aggregate annual 401(k) matching contributions and annual incentive compensation payments of $18 million ($105 million in the three months ended March 31, 2010 compared to $123 million in the three months ended March 31, 2009);

•	Lower payments on reserves for restructuring charges and litigation costs of $4 million;

•

$10 million of cash received from Stanislaus County in the three months ended March 31, 2009 with respect to the residency program funding grant agreement between our Doctors Medical Center and the County;

•	$52 million less of cash provided by operating activities from discontinued operations, principally due to accounts receivable collections in the prior year related to divested hospitals; and

•

Reduced cash flows of $80 million primarily due to the payment of additional outstanding accounts payable checks at December 31, 2009 and other changes in accrued liabilities, partially offset by $19 million in additional cash flows from lower accounts receivable.

Cash flows from operating activities in the first quarter of our calendar year are usually lower than in subsequent quarters during the year, primarily due to the timing of working capital requirements during the first quarter, including our annual 401(k) matching contributions and annual incentive compensation payments.

FORWARD-LOOKING STATEMENTS

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements represent management’s current belief, based on currently available information, as to the outcome and timing of future events. They involve known and unknown risks, uncertainties and other factors—many of which we are unable to predict or control—that may cause our actual results, performance or achievements, or health care industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the risks described in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009 (“Annual Report”), Item 1A of Part II of this report and “Forward-Looking Statements” under Item 1 of Part I of our Annual Report.

When considering forward-looking statements, a reader should keep in mind the risk factors and other cautionary statements in our Annual Report and in this report. Should one or more of the risks and uncertainties described in our Annual Report or this report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim any obligation to update any information contained in a forward-looking statement or any forward-looking statement in its entirety and, therefore, disclaim any resulting liability for potentially related damages.

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

The table below shows the sources of net patient revenues for our general hospitals, expressed as percentages of net patient revenues from all sources:

	Three Months Ended March 31,
Net Patient Revenues from:	2010	2009	Increase (Decrease)(1)
Medicare	25.1%	26.9%	(1.8)%
Medicaid	8.7%	7.9%	0.8%
Managed care – governmental	14.8%	14.8%	—%
Managed care – commercial	40.5%	40.6%	(0.1)%
Indemnity, self-pay and other	10.9%	9.8%	1.1%

(1)	The increase (decrease) is the difference between the 2010 and 2009 percentages shown.

Our payer mix on an admissions basis for our general hospitals, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended March 31,
Admissions from:	2010	2009	Increase (Decrease)(1)
Medicare	31.3%	31.4%	(0.1)%
Medicaid	12.5%	11.7%	0.8%
Managed care – governmental	23.1%	22.7%	0.4%
Managed care – commercial	24.2%	25.5%	(1.3)%
Indemnity, self-pay and other	8.9%	8.7%	0.2%

(1)	The increase (decrease) is the difference between the 2010 and 2009 percentages shown.

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

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan, is a fee-for-service payment system. The other option, called Medicare Advantage, includes health maintenance organizations, preferred provider organizations, private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues for services provided to patients enrolled in the Original Medicare Plan for the three months ended March 31, 2010 and 2009 are set forth in the table below:

	Three Months Ended March 31,
Revenue Descriptions	2010	2009
Diagnosis-related group – operating	$320	$321
Diagnosis-related group – capital	29	29
Outliers	14	21
Outpatient	114	105
Disproportionate share	57	58
Direct Graduate and Indirect Medical Education(1)	27	28
Other(2)	14	24
Adjustments for prior-year cost reports and related valuation allowances	—	11

Total Medicare net patient revenues	$575	$597

(1)	Includes Indirect Medical Education revenue earned by our children’s hospital under the Children’s Hospitals Graduate Medical Education Payment Program administered by the Health Resources and Services Administration of HHS.
(2)	The other revenue category includes one skilled nursing facility (which we sold in the three months ended June 30, 2009), inpatient psychiatric units, one inpatient rehabilitation hospital (which we closed in the three months ended March 31, 2009), inpatient rehabilitation units, one long-term acute care hospital, other revenue adjustments, and adjustments related to the estimates for current-year cost reports and related valuation allowances.

Medicaid

Medicaid programs and the corresponding reimbursement methodologies are administered by the states and vary from state to state and from year to year.

Estimated payments under various state Medicaid programs, excluding state-funded managed care Medicaid programs, constituted approximately 8.7% and 7.9% of net patient revenues at our continuing general hospitals for the three months ended March 31, 2010 and 2009, respectively. We also receive disproportionate share hospital (“DSH”) payments under various state Medicaid programs. For the three months ended March 31, 2010 and 2009, our revenue attributable to DSH payments and other state-funded subsidy payments was approximately $39 million and $42 million, respectively.

Medicaid patient revenues of our continuing general hospitals by state for the three months ended March 31, 2010 and 2009 are set forth in the table below:

	Three Months Ended March 31,
	2010	2009
Florida	$47	$40
California	34	29
South Carolina	25	12
Missouri	20	16
Georgia	18	24
Texas	16	16
Pennsylvania	13	14
Alabama	7	6
North Carolina	7	8
Nebraska	6	6
Tennessee	2	2

	$195	$173

Several states in which we operate have recently faced budgetary challenges that resulted in reduced Medicaid funding levels to hospitals and other providers. Most states began a new fiscal year on July 1, and although most addressed projected shortfalls in their final budgets, some states may face mid-year budget gaps and many are already projecting shortfalls for state fiscal year 2011, which could result in additional reductions to Medicaid payments, coverage and eligibility or additional taxes on hospitals. Other states have proposed or enacted measures that are designed to preserve or restore Medicaid funding. Information regarding recent significant state proposals and actions that are likely to affect our hospitals is provided in our Annual Report and supplemented below.

California

In October 2009, the Governor of California signed legislation supported by the hospital industry to impose an annual provider fee on general acute care hospitals that, combined with federal matching funds, will be used to provide supplemental Medi-Cal payments to hospitals, as well as provide the state with $320 million annually for children’s health care coverage. The provider supplemental payment plan created by this legislation proposes to provide these payments for up to 21 months retroactive to April 2009 and expiring on December 31, 2010. The state has submitted the plan to CMS for a required review and approval process and is awaiting a final determination. Based on modeling prepared as part of the legislative process, we estimate that, if the legislation is implemented as approved by the state, revenues, net of provider taxes, for our California hospitals could increase by approximately $106 million for the full 21-month period of the plan. Legislation to extend the supplemental payment plan has been introduced and, if approved, would allow the state to extend the provider fee for the length of any Federal Medicaid Assistance Percentage (“FMAP”) extension passed by Congress. In March 2010, a group of hospitals in Arizona, Nevada and Oregon filed a lawsuit in federal court against the California Department of Health Care Services, claiming in part that the hospital fee program authorized by the aforementioned legislation violates the commerce and equal protection clauses of the U.S. Constitution. The plaintiffs argue that their hospitals serve Medi-Cal patients who reside in the far northern and eastern parts of California, yet are excluded from receiving supplemental Medi-Cal payments authorized by the hospital fee program. The plaintiffs have asked the court to issue a preliminary injunction to halt implementation of the legislation and payment of supplemental fees to California hospitals. We are unable to predict what action the State of California, CMS or the court might take with respect to the provider fees and, because of the uncertainty regarding the final implementation and administration of the legislation, we cannot provide any assurances regarding our estimated impact.

Florida

Budget negotiators in the Florida House and Senate recently proposed to reduce hospital inpatient and outpatient Medicaid rates by 7%, among other changes. The annual impact of these proposed changes on our Florida hospitals is an estimated decrease in our Medicaid revenues of less than $10 million. The proposed legislation is subject to final approval by the Governor. We cannot predict what action the legislature or Governor might ultimately take with regard to these proposals or the ultimate impact on our net patient revenues.

Georgia

The Indigent Care Trust Fund (“ICTF”), which, among other things, serves as the DSH program for private hospitals in the state of Georgia, is funded with state funds that are subject to an annual legislative appropriation. In 2009, we received approximately $8 million in ICTF funds.

The Georgia General Assembly has recently approved ICTF funding for private hospitals, and that appropriation is awaiting approval by the Governor. If approved by the Governor, our Georgia hospitals would be entitled to approximately $11 million of funding related to the state fiscal year ending June 30, 2010. We cannot predict what action the Governor might take with regard to this legislation.

In April 2010, the Georgia General Assembly passed a hospital provider tax of 1.45% of net patient revenues to help balance the state budget and to fund increases in Medicaid hospital payment rates of as much as 12%. The new provider tax replaces alternative legislative options being considered by the Governor and legislature. The Governor has yet to act on the bill, and CMS must approve it before the provider tax can be implemented. The Governor has expressed support for the tax, but we cannot predict what action CMS might take with regard to approval of the plan or when action will be taken. Furthermore, although it is possible to calculate the amount of tax liability for our hospitals, amounts that our hospitals may receive in the form of additional Medicaid payments are not yet known. Accordingly, we cannot at this time provide an estimate of the impact on our net patient revenues.

Pennsylvania

The budget gap for the commonwealth’s current fiscal year is estimated at $1 billion. In February 2010, the Governor released his 2010-2011 budget proposal, which targets certain core hospital supplemental payments for reductions. These proposed reductions to inpatient and outpatient DSH, medical education and community access payments, when combined with current fiscal year reductions, are expected to reduce net patient revenues for our Pennsylvania hospitals by approximately $8 million for the two-year period ending June 30, 2011.

Recently, the commonwealth was awarded a $10 million federal grant to fund a pediatric health information technology initiative. Under the grant, our St. Christopher’s Hospital for Children will participate in developing a statewide pediatric electronic health record. We estimate that the hospital could realize up to $2 million under the grant.

Tennessee

Legislation to establish a hospital provider fee is being considered in both the Senate and House. Under the current proposal, the fee to each hospital will equal 3.52% of net patient revenues. The proposed hospital fee, if passed, will restore $659 million (state and federal dollars) in cuts to the TennCare program. We cannot predict what action the legislature might ultimately take with regard to the legislation or estimate the impact on our net patient revenues at this time.

Texas

The state is in the process of rebasing Medicaid rates for all Texas acute care hospitals that have not been rebased for approximately 10 years. We will not know the impact of the rebasing on the patient revenues of our hospitals until the state releases the data, which is expected to occur in the three months ending June 30, 2010.

Regulatory and Legislative Changes

Material updates to the information set forth in our Annual Report about the Medicare and Medicaid programs are provided below.

Proposed Payment and Policy Changes to the Medicare Inpatient Prospective Payment System

Under Medicare law, CMS is required annually to update certain rules governing the inpatient prospective payment system (“IPPS”). The updates generally become effective October 1, the beginning of the federal fiscal year (“FFY”). On April 19, 2010, CMS issued the Proposed Changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2011 Rates (“Proposed Rule”). The Proposed Rule includes the following payment and policy changes:

•

A market basket increase currently estimated at 2.4% for Medicare severity-adjusted diagnosis-related group (“MS-DRG”) operating payments for hospitals reporting specified quality measure data (hospitals that do not report specified quality measure data would receive an increase of 0.4%);

•	A 1.5% increase in the capital federal MS-DRG rate;

•

A reduction of 2.9% to recoup 50% of the estimated overpayments in FFYs 2008 and 2009 aggregate payments due to hospital coding and documentation processes in connection with the transition to MS-DRGs;

•	An increase in the cost outlier threshold from $23,140 to $23,970; and

•	The addition of 45 new quality measures for which hospitals must submit data in FFY 2011 to receive the full market basket update, 10 of which will be considered in a hospital’s FFY 2012 update.

The Proposed Rule does not include changes (including a market basket reduction of 0.25%) affecting FFY 2011 IPPS payments required by the Health Care Reform Legislation. CMS has indicated its intent to issue a separate rule in the near future to address those required changes.

CMS projects that the combined impact of the proposed payment and policy changes will yield an average 0.1% decrease in payments for hospitals in large urban areas (populations over 1 million). Using the impact percentages in the Proposed Rule as applied to our Medicare IPPS payments for the six months ended March 31, 2010, the estimated annual impact for all changes in the Proposed Rule on our hospitals is a decrease in our Medicare inpatient revenues of approximately $2 million. The Proposed Rule is open for public comment for 60 days from the date of issuance. Because of the uncertainty regarding the proposals and other factors that may influence our future IPPS payments by individual hospital, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate.

Payment Changes to the Medicare Inpatient Psychiatric Facility Prospective Payment System

On April 29, 2010, CMS issued a Notice of the Medicare Inpatient Psychiatric Facility (“IPF”) Prospective Payment System Update for the rate year beginning July 1, 2010 (“IPF-PPS Notice”). The IPF-PPS Notice includes the following payment changes:

•	An update to the IPF payment equal to the market basket of 2.4%; and

•	A decrease in the fixed dollar loss threshold amount for outlier payments from $6,565 to $6,372.

At March 31, 2010, 11 of our general hospitals in continuing operations operated inpatient psychiatric units. CMS projects that the combined impact of the payment changes will yield an average 2.26% increase in payments for all IPFs (including psychiatric units in acute care hospitals), and an average 2.29% increase in payments for psychiatric units of acute care hospitals located in urban areas. Using the urban psychiatric unit impact percentage as applied to our Medicare IPF payments for the nine months ended March 31, 2010, the annual impact of all payment changes on our psychiatric units may result in an estimated increase in our Medicare revenues of approximately $ 1 million. Because of the uncertainty of the factors that may influence our future IPF payments, including future legislation, admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate of the impact of these changes.

Health Care Reform Legislation

In March 2010, after months of debate regarding national health care reform, President Obama signed the Health Care Reform Legislation into law, which will result in sweeping changes across the health care industry. The primary goal of this comprehensive legislation is to extend health coverage to approximately 32 million uninsured legal U.S. residents through a combination of public program expansion and private sector health insurance reforms. To fund the expansion of insurance coverage, the legislation contains measures designed to promote quality and cost efficiency in health care delivery and to generate budgetary savings in the Medicare and Medicaid programs. It is difficult to predict the full impact of the Health Care Reform Legislation at this time due to the law’s complexity and current lack of implementing regulations or interpretive guidance. However, several provisions of the Health Care Reform Legislation, including those described below, are expected to have a material effect on our business.

Public Program Reforms. The Health Care Reform Legislation expands eligibility under existing Medicaid programs to non-pregnant adults with incomes up to 133% of the federal poverty level beginning in 2014. Further, the law permits states to create federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid. However, the Health Care Reform Legislation also contains a number of provisions designed to significantly reduce Medicare and Medicaid program spending, including:

•

negative adjustments to the annual market basket updates for Medicare inpatient, outpatient, long-term acute and inpatient rehabilitation prospective payment systems beginning immediately, as well as additional “productivity adjustments” beginning in 2011; and

•	reductions to Medicare and Medicaid DSH payments beginning in 2013 as the number of uninsured individuals declines.

Any reductions to our reimbursement under the Medicare and Medicaid programs by the Health Care Reform Legislation could adversely affect our business and results of operations to the extent such reductions are not offset by increased revenues from providing care to previously uninsured individuals.

In addition, the Health Care Reform Legislation contains a number of provisions intended to promote value-based purchasing. Beginning in FFY 2013, hospitals that satisfy certain performance standards will receive increased payments for discharges during the following fiscal year. These payments will be funded by decreases in payments to all hospitals for inpatient services. For discharges occurring during FFY 2014 and after, the performance standards must assess hospital efficiency, including Medicare spending per beneficiary. In addition, the Health Care Reform Legislation provides for reduced payments based on a hospital’s rates of hospital-acquired conditions (“HACs”) and its readmission rates, which rates are required under the law to be made public. Currently, Medicare no longer assigns an inpatient hospital discharge to a higher paying MS-DRG if a selected HAC was not present on admission. Effective July 1, 2011, the Health Care Reform Legislation will likewise prohibit the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat HACs. Beginning in FFY 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will also receive a 1% reduction in Medicare payment rates. For discharges occurring during a fiscal year beginning on or after October 1, 2012, hospitals with excessive readmissions for certain conditions will receive reduced Medicare payments for all inpatient admissions.

The Health Care Reform Legislation also makes changes to the “whole hospital” exception in Section 1877 of the Social Security Act (commonly referred to as the “Stark” law), effectively preventing new physician-owned hospitals after March 23, 2010 and limiting the capacity and amount of physician ownership in existing physician-owned hospitals. As revised, the Stark law prohibits physicians from referring Medicare patients to a hospital in which they have an ownership or investment interest unless the hospital has physician ownership and a Medicare provider agreement as of March 23, 2010 (or, for those hospitals under development, as of December 31, 2010). A physician-owned hospital that meets these requirements will still be subject to restrictions that limit the hospital’s aggregate physician ownership and, with certain narrow exceptions for high Medicaid hospitals, prohibit expansion of the number of operating rooms, procedure rooms or beds. The legislation also subjects a physician-owned hospital to reporting requirements and extensive disclosure requirements on the hospital’s website and in any public advertisements.

Furthermore, the Health Care Reform Legislation contains provisions relating to recovery audit contractors (“RACs”), which are third-party organizations under contract with CMS that identify underpayments and overpayments under the Medicare program and recoup any overpayments on behalf of the government. The Health Care Reform Legislation expands the RAC program’s scope to include Medicaid claims by requiring all states to enter into contracts with RACs by December 31, 2010.

Health Insurance Market Reforms. The Health Care Reform Legislation contains provisions, which do not become effective until 2014, requiring individuals to obtain, and employers to provide, insurance coverage. In addition, the law requires states to establish a health insurance exchange. The Health Care Reform Legislation also establishes a number of health insurance market reforms, including bans on lifetime limits and pre-existing condition exclusions, new benefit mandates, and increased dependent coverage. Specifically, group health plans and health insurance issuers offering group or individual coverage (“Plans”):

•	may not establish lifetime limits or, beginning January 1, 2014, annual limits on the dollar value of benefits;

•	may not rescind coverage of an enrollee, except in instances where the individual has performed an act or practice that constitutes fraud or makes an intentional misrepresentation of material fact;

•	must reimburse hospitals for emergency services provided to enrollees without prior authorization and without regard to whether a participating provider contract is in place; and

•

effective for health plan policy years beginning on or after September 23, 2010 (for Plans that offer dependent coverage), continue to make dependent coverage available to unmarried dependents until age 26 (coverage for the dependents of unmarried adult children is not required).

It is not clear what impact, if any, the increased obligations on managed care payers and other payers imposed by the Health Care Reform Legislation will have on our ability to negotiate reimbursement increases.

Other Provisions. Medicare and Medicaid anti-kickback and anti-fraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (the “Anti-kickback Statute”) prohibit certain business practices and relationships that might affect the provision and cost of health care services payable under the Medicare and Medicaid programs and other government programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by such programs. The Health Care Reform Legislation now provides that knowledge of the law or the intent to violate the law is not required and also provides that submission of a claim for services or items generated in violation of the Anti-kickback Statute constitutes a false or fraudulent claim and may be subject to additional penalties under the federal False Claims Act (“FCA”). Sanctions for violating the Anti-kickback Statute include criminal and civil penalties, as well as fines and possible exclusion from government programs, such as Medicare and Medicaid.

Furthermore, the Health Care Reform Legislation expands the scope of the FCA, which allows private individuals to bring qui tam or “whistleblower” actions on behalf of the government, alleging that a hospital or health care provider has defrauded a federal or state government program, such as Medicare or Medicaid. If the government intervenes in the action and prevails, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties for each false claim submitted to the government. As part of the resolution of a qui tam case, the party filing the initial complaint may share in a portion of any settlement or judgment. If the government does not intervene in the action, the qui tam plaintiff may continue to pursue the action independently. There are many potential bases for liability under the FCA. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA defines the term “knowingly” broadly. Though simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission under the FCA and, therefore, will qualify for liability. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. Under the Health Care Reform Legislation, the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later, constitutes a violation of the FCA. Further, the Health Care Reform Legislation expands the scope of the FCA to cover payments in connection with the new health insurance exchanges to be created by the legislation, if those payments include any federal funds.

The Health Care Reform Legislation also contains a number of other additional provisions, including provisions relating to:

•

the establishment of a Center for Medicare and Medicaid Innovation within CMS, which will have the authority to develop and test new payment methodologies designed to improve the quality of care and lower costs; and

•	the creation of an Independent Payment Advisory Board that will make recommendations to Congress regarding additional changes to provider payments and other aspects of the nation’s health care system.

Many of the law’s provisions will not take effect for months or several years, while others are effective immediately. Many provisions also will require the federal government and individual state governments to interpret and implement the new requirements. In addition, the Health Care Reform Legislation remains the subject of significant debate, and proposals to repeal, block or amend the law have been introduced in Congress and many state legislatures. Finally, a number of state attorneys general have filed legal challenges to the Health Care Reform Legislation seeking to block its implementation on constitutional grounds. Because of the many variables involved, we are unable to predict the net effect on us of the reductions in Medicare and Medicaid spending, the expected increases in revenues from providing care to previously uninsured individuals, and numerous other provisions in the law that may affect us.

PRIVATE INSURANCE

Managed Care

We currently have thousands of managed care contracts with various health maintenance organizations (“HMOs”) and preferred provider organizations (“PPOs”). HMOs generally maintain a full-service health care delivery network comprised of physician, hospital, pharmacy and ancillary service providers that HMO members must access through an assigned “primary care” physician. The member’s care is then managed by his or her primary care physician and other network providers in accordance with the HMO’s quality assurance and utilization review guidelines so that appropriate health care can be efficiently delivered in the most cost-effective manner. HMOs typically provide reduced benefits or reimbursement (or none at all) to their members who use non-contracted health care providers for non-emergency care.

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

The amount of our managed care net patient revenues during both the three months ended March 31, 2010 and 2009 was $1.2 billion. Approximately 62% of our managed care net patient revenues for the three months ended March 31, 2010 was derived from our top ten managed care payers. National payers generate approximately 45% of our total net managed care revenues. The remainder comes from regional or local payers. At March 31, 2010 and December 31, 2009, approximately 56% and 57%, respectively, of our net accounts receivable related to continuing operations were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. A 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $8 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of individual patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have had 19 consecutive quarters of improved year-over-year managed care pricing, we expect some moderation in the pricing percentage increases in the future. It is not clear what impact, if any, the increased obligations on managed care and other payers imposed by the Health Care Reform Legislation will have on our ability to negotiate reimbursement increases.

In the three months ended March 31, 2010, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 70% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self-pay accounts pose significant collectability problems. At both March 31, 2010 and December 31, 2009, approximately 7% of our net accounts receivable related to continuing operations were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-payments and deductibles owed to us by patients with insurance. We have performed systematic analyses to focus our attention on drivers of bad debt for each hospital. While emergency department use is the primary contributor to our provision for doubtful accounts in the aggregate, this is not the case at all hospitals. As a result, we are increasing our focus on targeted initiatives that concentrate on non-emergency department patients. These initiatives are intended to promote process efficiencies in working self-pay accounts, as well as co-payment and deductible amounts owed to us by patients with insurance, that we deem highly collectible. We are dedicated to modifying and refining our processes as needed, enhancing our technology and improving staff training throughout the revenue cycle in an effort to increase collections and reduce accounts receivable.

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

The estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the three months ended March 31, 2010 and 2009 were approximately $91 million and $80 million, respectively. We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. The estimated costs (based on the selected operating expenses described above) of caring for charity care patients for the three months ended March 31, 2010 and 2009 were approximately $25 million and $30 million, respectively.

RESULTS OF OPERATIONS

The following two tables summarize our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Net operating revenues:
General hospitals	$2,282	$2,215
Other operations	57	47

Net operating revenues	2,339	2,262
Operating expenses:
Salaries, wages and benefits	987	965
Supplies	398	391
Provision for doubtful accounts	189	156
Other operating expenses, net	467	472
Depreciation and amortization	95	96
Impairment of long-lived assets and goodwill, and restructuring charges	—	5
Litigation and investigation costs	2	1

Operating income	$201	$176

	Three Months Ended March 31,
	2010	2009
Net operating revenues:
General hospitals	97.6%	97.9%
Other operations	2.4%	2.1%

Net operating revenues	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	42.2%	42.7%
Supplies	17.0%	17.3%
Provision for doubtful accounts	8.1%	6.9%
Other operating expenses, net	19.9%	20.9%
Depreciation and amortization	4.1%	4.2%
Impairment of long-lived assets and goodwill, and restructuring charges	—%	0.2%
Litigation and investigation costs	0.1%	—%

Operating income	8.6%	7.8%

Net operating revenues of our continuing general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (primarily rental income, management fee revenue and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) a long-term acute care hospital and (3) a rehabilitation hospital, which we closed during the three months ended March 31, 2009. None of our individual hospitals represented more than 5% of our net operating revenues for the three months ended March 31, 2010, and one represented more than 5% (approximately 5.5%) of our total assets, excluding goodwill and intercompany receivables, at March 31, 2010.

Net operating revenues from our other operations were $57 million and $47 million in the three months ended March 31, 2010 and 2009, respectively. The increase in net operating revenues from other operations during 2010 primarily relates to our additional owned physician practices. Equity earnings for unconsolidated affiliates, included in our net operating revenues from other operations, were $1 million for both the three months ended March 31, 2010 and 2009.

REVENUES

During the three months ended March 31, 2010, net operating revenues from continuing operations increased 3.4% compared to the three months ended March 31, 2009.

Our net inpatient revenues for the three months ended March 31, 2010 increased by 2.0% compared to the three months ended March 31, 2009. There were various positive and negative factors impacting our net inpatient revenues.

Key positive factors include:

•	Improved managed care pricing as a result of renegotiated contracts;

•	The provision of higher acuity services; and

•

Favorable adjustments for prior-year cost reports and related valuation allowances of $15 million in the three months ended March 31, 2010 compared to $11 million in the three months ended March 31, 2009.

Key negative factors include:

•	A decrease in commercial managed care admissions of 7.2%; and

•	Medicaid DSH payments and other state-funded subsidiary payments of $39 million in the three months ended March 31, 2010 compared to $42 million in the three months ended March 31, 2009.

Patient days and total admissions decreased during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 by 2.9% and 2.0%, respectively. Our patient volumes in the three months ended March 31, 2010 were partially adversely impacted by a decline in flu-related volumes, as well as weather-related disruptions. We believe the following factors also contributed to the overall decline in our inpatient volume levels: (1) loss of patients to competing health care providers; (2) strategic reduction of services related to our Targeted Growth Initiative discussed in “Management Overview—Significant Challenges—Volumes” above; and (3) the current weak economic conditions, which we believe have adversely impacted the level of elective procedures performed at our hospitals.

Net outpatient revenues during the three months ended March 31, 2010 increased 5.7% compared to the three months ended March 31, 2009, despite a 1.8% decline in total outpatient visits. The primary reasons for the increase in revenues are improved terms of our commercial managed care contracts and the provision of higher acuity services. The growth in outpatient revenue per visit of 7.7% was adversely impacted by a shift in payer mix, including a decline in commercial managed care outpatient visits as a percentage of total outpatient visits to 34.2% in the three months ended March 31, 2010 as compared to 35.8% in the same period in 2009.

SALARIES, WAGES AND BENEFITS

Salaries, wages and benefits expense as a percentage of net operating revenues decreased 0.5% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Salaries, wages and benefits per adjusted patient day increased approximately 4.5% in the three months ended March 31, 2010 as compared to the same period in 2009. The increase is primarily due to annual merit increases for our employees, increased accruals for annual incentive compensation, an increase in the number of employed physicians, increased health benefit costs and higher state unemployment taxes. These increases were partially offset by a decline in part-time employee headcount and reduced contract labor expense. Contract labor expense, which is included in salaries, wages and benefits, was $18 million in the three months ended March 31, 2010, a decrease of $10 million, or 35.7%, as compared to the same period in 2009.

At March 31, 2010, approximately 20% of the employees at our hospitals and related health care facilities in both continuing and discontinued operations were represented by labor unions. Labor relations at our facilities generally have been satisfactory. We and the hospital industry in general, are continuing to see an increase in the amount of union activity across the country. We expect this trend to be even more pronounced in 2010, as we renegotiate our existing labor contracts, all of which are scheduled to expire in the next 11 months. As union activity increases, our operating expenses may increase more rapidly than our net operating revenues.

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

We currently have labor contracts and collective bargaining agreements with the California Nurses Association (“CNA”), the Service Employees International Union (“SEIU”), the United Nurses Associations of California (“UNAC”) and the American Federation of State, County and Municipal Employees that cover registered nurses, service and maintenance workers, and other employees at 10 of our general hospitals in California, three of our general hospitals in Florida and one of our general hospitals in Philadelphia. All of these union agreements set stable and competitive wage increases within our budgeted expectations through various dates in 2010 and early 2011. In January 2010, we commenced the process of renegotiating these contracts, and negotiations are ongoing.

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

The CNA and the SEIU have engaged in union organizing activities at several of our hospitals in Houston, Memphis and Philadelphia pursuant to the terms of the peace accords. In March 2010, the CNA commenced union organizing activities at one of our hospitals in Dallas. Registered nurses at two of our facilities have participated in elections concerning CNA representation, but – to date – union organizing has been successful at only Cypress Fairbanks Medical Center (“CyFair”). After extended collective bargaining negotiations over an initial contract for CyFair, the CNA triggered an agreed-to interest arbitration process, which began in June 2009 that provides for a neutral third party to mediate unresolved contract terms. If the mediation is unsuccessful, those unresolved terms will be decided by binding arbitration.

We also are defending various allegations that we are in violation of federal labor laws or the terms of our collective bargaining agreements and peace accords, and we expect to continue to be subject to such claims from time to time in the normal course of business.

Included in salaries, wages and benefits expense for both the three months ended March 31, 2010 and 2009 were $7 million of stock-based compensation expense.

SUPPLIES

Supplies expense as a percentage of net operating revenues was 17.0% for the three months ended March 31, 2010 compared to 17.3% for the three months ended March 31, 2009; supplies expense per adjusted patient day increased by 3.8% in the three months ended March 31, 2010 compared to the same period in 2009. The increase in supplies expense is primarily due to the increased utilization of high-cost implants and high-cost pharmaceuticals, partially offset by decreases in the cost of pacemakers. A portion of the increase in supplies expense was offset by revenue growth related to payments we receive from certain payers.

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts as a percentage of net operating revenues was 8.1% for the three months ended March 31, 2010 compared to 6.9% for the three months ended March 31, 2009. The increase in the provision for doubtful accounts was related to the 150 basis point decline in our collection rate on self-pay accounts, a $17 million increase in uninsured revenues and higher pricing, partially offset by $6 million in favorable settlements of disputes with managed care payers. Our self-pay collection rate, which is the blended collection rate for uninsured and balance-after insurance accounts receivable, declined to approximately 29.9% in the three months ended March 31, 2010 from 31.4% in the three months ended March 31, 2009.

The table below shows the net accounts receivable and allowance for doubtful accounts by payer at March 31, 2010 and December 31, 2009:

	March 31, 2010			December 31, 2009
	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net
Medicare	$178	$—	$178	$162	$—	$162
Medicaid	124	—	124	106	—	106
Net cost report settlements payable and valuation allowances	(28)	—	(28)	(24)	—	(24)
Commercial managed care	531	57	474	527	62	465
Governmental managed care	198	—	198	185	—	185
Self-pay uninsured	201	174	27	204	175	29
Self-pay balance after	122	64	58	118	62	56
Estimated future recoveries from accounts assigned to collection agencies	33	—	33	35	—	35
Other payers	168	42	126	164	42	122

Total continuing operations	1,527	337	1,190	1,477	341	1,136
Total discontinued operations	42	24	18	50	28	22

	$1,569	$361	$1,208	$1,527	$369	$1,158

A significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-payments and deductibles owed to us by patients with insurance. Collection of accounts receivable has been a key area of focus, particularly over the past several years, as we have experienced adverse changes in our business mix. At March 31, 2010, our collection rate on self-pay accounts was approximately 29.9%, including collections from point-of-service through collections by our in-house collection agency. During 2009, we experienced a downward trend in our self-pay collection rate as follows: 31.4% at March 31, 2009; 30.8% at June 30, 2009; 30.3% at September 30, 2009; and 30.1% at December 31, 2009. These self-pay collection rates include payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being classified and assigned to our in-house self-pay collection group. Based on our accounts receivable from self-pay patients and co-payments and deductibles owed to us by patients with insurance at March 31, 2010, a hypothetical 10% decline in our self-pay collection rate, or approximately 3.0%, would result in an unfavorable adjustment to provision for doubtful accounts of approximately $6 million.

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated collection rate from managed care payers was approximately 98.1% at March 31, 2010 and 98.0% at December 31, 2009, which includes collections from point-of-service through collections by our in-house collection agency.

Although we continue to strive to improve our methodology for evaluating the collectability of our accounts receivable, we may incur future charges if there are unfavorable changes in the trends affecting the net realizable value of our accounts receivable.

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”), and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from continuing operations of $1.218 billion and $1.160 billion at March 31, 2010 and December 31, 2009, respectively, excluding cost report settlements payable and valuation allowances of $28 million and $24 million at March 31, 2010 and December 31, 2009, respectively:

	March 31, 2010
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	97%	65%	79%	29%	72%
61-120 days	3%	23%	12%	27%	14%
121-180 days	—%	11%	4%	12%	6%
Over 180 days	—%	1%	5%	32%	8%

Total	100%	100%	100%	100%	100%

	December 31, 2009
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	94%	63%	78%	26%	69%
61-120 days	3%	24%	12%	27%	15%
121-180 days	3%	11%	5%	13%	6%
Over 180 days	—%	2%	5%	34%	10%

Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations were 46 days at both March 31, 2010 and December 31, 2009. AR Days at March 31, 2010 and December 31, 2009 were within our target of less than 50 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our revenue from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

As of March 31, 2010, we had a cumulative total of patient account assignments dating back at least three years or older of approximately $4.3 billion related to our continuing operations being pursued by our in-house collection agency. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts at collection agencies is determined based on our historical experience and recorded in accounts receivable.

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

The following table shows the approximate amount of net accounts receivable in our MEP, still awaiting determination of eligibility under a government program at March 31, 2010 and December 31, 2009, by aging category:

	March 31, 2010	December 31, 2009
0-60 days	$84	$66
61-120 days	17	18
121-180 days	5	5
Over 180 days(1)	—	—

Total	$106	$89

(1)	Includes accounts receivable of $10 million at both March 31, 2010 and December 31, 2009 that are fully reserved.

OTHER OPERATING EXPENSES, NET

Other operating expenses as a percentage of net operating revenues decreased by 1.0% in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Other operating expenses per adjusted patient day increased by approximately 1.2% in the three months ended March 31, 2010 as compared to the same period in 2009. Contributing to the decrease of other operating expenses as a percentage of net operating revenues was a $10 million, or 47.6%, decline in malpractice expense to $11 million in the three months ended March 31, 2010 compared to $21 million in the three months ended March 31, 2009. This decrease is principally due to a 0.6% decrease in the average cost per claim and a 36 basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities. Declines in rent expense and physician and medical fees also had a favorable impact on other operating expenses. These decreases were partially offset by increases in the costs of repairs and maintenance, a reduction in information systems and business office costs allocable to discontinued operations, and increased hospital provider taxes, which were substantially offset by additional DSH payments recognized in revenues.

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL AND RESTRUCTURING CHARGES

During the three months ended March 31, 2009, we recorded net impairment and restructuring charges of $5 million, consisting of $2 million of employee severance and other related costs and a $3 million impairment charge for the write-down of a note receivable due from a buyer of one of our previously divested hospitals as a result of the buyer filing for bankruptcy. See Note 4 to the Condensed Consolidated Financial Statements.

LITIGATION AND INVESTIGATION COSTS

Litigation and investigation costs in continuing operations for the three months ended March 31, 2010 were $2 million compared to $1 million for the three months ended March 31, 2009. See Note 10 to the Condensed Consolidated Financial Statements for additional detail on these charges and related liabilities.

INTEREST EXPENSE

During the three months ended March 31, 2010, approximately $2 million in losses from mark-to-market adjustments of the LIBOR cap agreement were included in interest expense.

GAIN FROM EARLY EXTINGUISHMENT OF DEBT

During the three months ended March 31, 2009, we recorded a gain from early extinguishment of debt of approximately $134 million relating to the estimated fair value of new senior secured notes issued in a note exchange in March 2009 at less than their par values, net of the write-off of unamortized note discounts, issuance costs and unrecognized interest rate hedge settlements associated with the senior notes tendered.

INCOME TAX EXPENSE

During the three months ended March 31, 2010, we recorded income tax expense of $3 million compared to $5 million during the three months ended March 31, 2009. See Note 11 to the Condensed Consolidated Financial Statements for additional detail about these amounts.

ADDITIONAL SUPPLEMENTAL NON-GAAP DISCLOSURES

The financial information provided throughout this report, including in our Condensed Consolidated Financial Statements and the notes thereto, has been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, we use certain non-GAAP financial measures defined below in communications with investors, analysts, rating agencies, banks and others to assist such parties in understanding the impact of various items on our financial statements, some of which are recurring or involve cash payments. In addition, we from time to time use these measures to define certain performance targets under our compensation programs.

“Adjusted EBITDA” is a non-GAAP measure that we use in our analysis of the performance of our business, which we define as net income attributable to our common shareholders before: (1) the cumulative effect of changes in accounting principle, net of tax; (2) net income attributable to noncontrolling interests; (3) preferred stock dividends; (4) income (loss) from discontinued operations, net of tax; (5) income tax (expense) benefit; (6) net gain (loss) on sales of investments; (7) investment earnings (loss); (8) gain (loss) from early extinguishment of debt; (9) interest expense; (10) litigation and investigation (costs) benefit, net of insurance recoveries; (11) hurricane insurance recoveries, net of costs; (12) impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries; and (13) depreciation and amortization. As is the case with all non-GAAP measures, investors should consider the limitations associated with this metric, including the potential lack of comparability of this measure from one company to another, and should recognize that Adjusted EBITDA does not provide a complete measure of our operating performance because it excludes many items that are included in our financial statements. Accordingly, investors are encouraged to use GAAP measures when evaluating our financial performance.

The table below shows the reconciliation of Adjusted EBITDA to net income attributable to our common shareholders (the most comparable GAAP term) for the three months ended March 31, 2010 and 2009:

		Three Months Ended March 31,
		2010	2009
Net income attributable to Tenet Healthcare Corporation common shareholders		$88	$178
Less:	Net income attributable to noncontrolling interests	(1)	(5)
	Preferred stock dividends	(6)	—
	Income (loss) from discontinued operations, net of tax	5	(14)

	Income from continuing operations	90	197
	Income tax expense	(3)	(5)
	Investment earnings	1	2
	Gain from early extinguishment of debt	—	134
	Interest expense	(109)	(110)

	Operating income	201	176
	Litigation and investigation costs	(2)	(1)
	Impairment of long-lived assets and goodwill, and restructuring charges	—	(5)
	Depreciation and amortization	(95)	(96)

Adjusted EBITDA		$298	$278

Net operating revenues		$2,339	$2,262

Adjusted EBITDA as % of net operating revenues (Adjusted EBITDA margin)		12.7%	12.3%

“Adjusted Free Cash Flow” is a non-GAAP term that we define as cash provided by (used in) operating activities less income tax refunds (payments), payments against reserves for restructuring charges and litigation costs, operating cash flows from discontinued operations excluding income taxes, capital expenditures in continuing operations, and new hospital construction expenditures. Adjusted Free Cash Flow is a measure of liquidity that we use in our business as an alternative to net cash provided by (used in) operating activities. We provide this financial measure as a supplement to GAAP information to assist ourselves and investors in understanding the impact of various items on our cash flows, some of which are recurring. Because Adjusted Free Cash Flow excludes many items that are included in our financial statements, it does not provide a complete measure of our liquidity. Accordingly, investors are encouraged to use GAAP measures when evaluating our liquidity.

The following table shows the reconciliation of Adjusted Free Cash Flow to net cash used in operating activities (the most comparable GAAP term) for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Net cash used in operating activities	$(22)	$(6)
Less:
Income tax refunds, net	17	—
Payments against reserves for restructuring charges and litigation costs	(24)	(28)
Net cash provided by operating activities from discontinued operations, excluding income taxes	2	54

Adjusted net cash used in operating activities – continuing operations	(17)	(32)
Purchases of property and equipment – continuing operations	(78)	(85)
Construction of new and replacement hospitals	(5)	(16)

Adjusted Free Cash Flow – continuing operations	$(100)	$(133)

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

There have been no material changes to our obligations to make future cash payments under contract as disclosed in the Annual Report.

In 2009, we refinanced approximately $2.3 billion aggregate principal amount of outstanding debt through tender and exchange offers. We also repurchased approximately $387 million aggregate principal amount of our outstanding debt through privately negotiated transactions and open market repurchases in 2009 and the first three months of 2010. These transactions, which were financed with the issuances of new debt securities, the issuance of mandatory convertible preferred stock and cash on hand, are part of our long-term objective to manage the risks associated with our current level of debt. We may from time to time seek to retire, purchase, redeem or refinance additional amounts of our outstanding debt subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. These actions are part of our strategy to manage our leverage over time, which is dependent on our total amount of debt, our cash and our operating results, with a long-term target to maintain our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA (as defined above) at 4.0x or below. At March 31, 2010, using the last 12 months of Adjusted EBITDA, this ratio was 3.7x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors. We intend to pursue our objectives by following our business plan, managing our cost structure and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. Our ability to achieve these long-term objectives is subject to numerous risks and uncertainties, many of which are described in Item 1A of Part I of our Annual Report and Item 1A of Part II of this report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities, including amounts to comply with applicable laws and regulations, equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new buildings, and various other capital improvements.

Capital expenditures were $83 million and $102 million in the three months ended March 31, 2010 and 2009, respectively. We anticipate that our capital expenditures for the year ending December 31, 2010 will total approximately $475 million to $525 million, including $66 million that was accrued as a liability at December 31, 2009. Our anticipated 2010 capital expenditures include approximately $4 million to meet seismic requirements for our California facilities. We currently estimate spending a total of approximately $80 million to comply with the requirements under California’s seismic regulations, of which approximately $24 million was spent prior to January 1, 2010. Our current estimated seismic costs are considerably lower than certain previous estimates because a number of our hospitals have been evaluated as having reduced risk using a new seismic evaluation tool. There may be further reductions to our estimated seismic costs as the State of California has recently enacted new regulations relating to the seismic evaluation tool and the new state building code; we are currently evaluating these new regulations to determine what impact they will have on our cost estimate. Our total estimated seismic expenditure amount has not been adjusted for future inflation. Our budgeted capital expenditures for the year ending December 31, 2010 also include approximately $12 million to improve disability access at certain of our facilities as a result of a consent decree in a class action lawsuit. We expect to spend a total of approximately $111 million on such improvements over the next six years.

Interest payments, net of capitalized interest, were $112 million and $149 million in the three months ended March 31, 2010 and 2009, respectively. The decrease is primarily due to $23 million of interest payments that were accelerated and paid in the three months ended March 31, 2009 as a result of our exchange of approximately $1.4 billion aggregate principal amount of our 2011 and 2012 notes for new senior secured notes, as well as other subsequent debt repurchases that reduced our outstanding debt.

Income tax refunds, net of tax payments, were approximately $17 million in the three months ended March 31, 2010 compared to a net of zero during the three months ended March 31, 2009.

SOURCES AND USES OF CASH

Our liquidity for the three months ended March 31, 2010 was primarily derived from cash on hand. We had approximately $589 million of cash and cash equivalents on hand at March 31, 2010 to fund our operations and capital expenditures.

Our primary source of operating cash is the collection of accounts receivable. As we experience changes in our business mix and as admissions of uninsured and underinsured patients grow, our operating cash flow is negatively impacted due to lower levels of cash collections and higher levels of bad debt.

Net cash used in operating activities was $22 million in the three months ended March 31, 2010 compared to $6 million in the three months ended March 31, 2009. Key positive and negative factors contributing to the change between the 2010 and 2009 periods include the following:

•

Lower interest payments of $37 million, primarily due to $23 million of interest payments that were accelerated and paid in the three months ended March 31, 2009 as a result of our exchange of approximately $1.4 billion aggregate principal amount of our 2011 and 2012 notes for new senior secured notes and other subsequent debt repurchases with the proceeds from our issuance of preferred stock and cash on hand that reduced our outstanding debt;

•

Increased income from continuing operations before income taxes of $19 million, excluding gain from early extinguishment of debt, interest expense, litigation and investigation costs, impairment and restructuring charges, and depreciation and amortization in the three months ended March 31, 2010 compared to the three months ended March 31, 2009;

•	Income tax refunds of $17 million received in the three months ended March 31, 2010;

•	Higher DSH receipts in the three months ended March 31, 2010 compared to the same period in 2009 of $18 million;

•

Lower aggregate annual 401(k) matching contributions and annual incentive compensation payments of $18 million ($105 million in the three months ended March 31, 2010 compared to $123 million in the three months ended March 31, 2009);

•	Lower payments on reserves for restructuring charges and litigation costs of $4 million;

•

$10 million of cash received from Stanislaus County in the three months ended March 31, 2009 with respect to the residency program funding grant agreement between our Doctors Medical Center and the County;

•	$52 million less of cash provided by operating activities from discontinued operations, principally due to accounts receivable collections in the prior year related to divested hospitals; and

•

Reduced cash flows of $80 million primarily due to the payment of additional outstanding accounts payable checks at December 31, 2009 and other changes in accrued liabilities, partially offset by $19 million in additional cash flows from lower accounts receivable.

Cash flows from operating activities in the first quarter of our calendar year are usually lower than in subsequent quarters during the year, primarily due to the timing of working capital requirements during the first quarter, including our annual 401(k) matching contributions and annual incentive compensation payments.

Proceeds from the sales of facilities and other assets related to discontinued operations during the three months ended March 31, 2009 aggregated $251 million, primarily from the sale of USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital.

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

Capital expenditures were $83 million and $102 million for the three months ended March 31, 2010 and 2009, respectively, including approximately $5 million and $16 million in the same respective periods for construction of a replacement hospital for East Cooper Regional Medical Center in Mt. Pleasant, South Carolina.

We use fair market value to record our investments that are available-for-sale. As shown in Note 13 to the Condensed Consolidated Financial Statements, the majority of our investments are valued based on quoted market prices or other observable inputs. However, at March 31, 2010, one of our captive insurance subsidiaries held $1 million (principal value) of auction rate securities, classified as investments, whose auctions have failed due to sell orders exceeding buy orders. In addition, we held $2 million of investments in the Reserve Yield Plus Fund and have reclassified the balance out of cash equivalents as the fund has experienced liquidity issues and temporarily suspended distributions. The fund is currently in the process of liquidating its investments and distributing cash to its investors. We expect the fund to liquidate all of its investments; however, the ultimate timing is uncertain. We will continue to closely monitor our investments, but do not anticipate any future decrease in value of either the auction rate securities or the Reserve Yield Plus Fund to have a material impact on our financial condition, results of operations or cash flows. We have no other investments that we expect will be negatively affected by the current economic downturn that will materially impact our financial condition, results of operations or cash flows.

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

We have a five-year, $800 million senior secured revolving credit facility, which matures on November 16, 2011, that is collateralized by patient accounts receivable at our acute care and specialty hospitals, and bears interest at our option based on LIBOR plus 150 basis points or Citigroup’s base rate, as defined in the credit agreement, plus 50 basis points. We are currently in compliance with all covenants and conditions in our revolving credit agreement. Additional information about the credit agreement is provided in our Annual Report. Our borrowing capacity under the revolving credit facility, based on our eligible receivables, was $532 million at March 31, 2010. There were no cash borrowings outstanding under the revolving credit facility at March 31, 2010, and we had approximately $181 million of letters of credit outstanding.

In March 2010, we completed open market repurchases of $6 million aggregate principal amount of our 9 1/ 4% senior notes due 2015 for cash of approximately $6 million.

For additional information regarding our long-term debt, see Note 6 to the Consolidated Financial Statements in our Annual Report.

LIQUIDITY

From time to time, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. We believe our existing agreements provide significant flexibility for future secured or unsecured borrowings.

We believe that existing cash and cash equivalents on hand, availability under our revolving credit facility, anticipated future cash provided by operating activities, anticipated proceeds from the sales of assets held for sale, and our investments in marketable securities of our captive insurance companies classified as noncurrent investments on our balance sheet should be adequate to meet our current cash needs. These sources of liquidity should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt and other presently known operating needs. Long-term liquidity for debt service will be dependent on improved cash provided by operating activities, results of balance sheet initiatives previously discussed and, given favorable market conditions, future borrowings or refinancings. However, our cash requirements could be materially affected by a deterioration in our results of operations, as well as the various uncertainties discussed in this and other sections, which could require us to pursue any number of financing options, including, but not limited to, additional borrowings, debt refinancings, asset sales or other financing alternatives. The level, if any, of these financing sources, and the ability of our counterparties to close asset sales as previously anticipated, cannot be assured.

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

OFF-BALANCE SHEET ARRANGEMENTS

Excluding the hospitals whose operating results are included in discontinued operations, our consolidated operating results for the three months ended March 31, 2010 and 2009 include $250 million and $235 million, respectively, of net operating revenues and $29 million and $26 million, respectively, of income from operations generated from four general hospitals operated by us under lease arrangements. In accordance with GAAP, the applicable buildings and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet as they are considered operating leases. The current terms of these leases expire between 2014 and 2027, not including lease extensions that we have options to exercise. If these leases expire, we would no longer generate revenue or expenses from these hospitals.

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $275 million of standby letters of credit outstanding and guarantees as of March 31, 2010.

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

The table below presents information about certain of our market-sensitive financial instruments as of March 31, 2010. The fair values were determined based on quoted market prices for the same or similar instruments. At March 31, 2010, we had no borrowings with variable interest rates.

	Maturity Date, Years Ending December 31,
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$2	$67	$58	$1,001	$100	$3,267	$4,495	$4,680
Average effective interest rates	9.5%	6.9%	6.8%	7.8%	10.3%	10.5%	9.8%

At March 31, 2010, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio. At March 31, 2010, the net accumulated unrealized losses related to our captive insurance companies’ investment portfolios were approximately $1 million.

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

During the first quarter of 2010, there were no changes to our internal control over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Because we provide health care services in a highly regulated industry, we have been and expect to continue to be subject to various lawsuits, claims and regulatory proceedings from time to time. The ultimate resolution of these matters, individually or in the aggregate, whether as a result of litigation or settlement, could have a material adverse effect on our business (both in the near and long term), financial condition, results of operations or cash flows. For information regarding currently pending legal and regulatory proceedings, other than routine matters incidental to our business, we refer you to:

•	Note 10 to the Condensed Consolidated Financial Statements included in this report; and

•	Part I, Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2009 (“Annual Report”).

No significant developments occurred in the matters described in our Annual Report in the quarter ended March 31, 2010.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors we previously disclosed under Item 1A of Part I of our Annual Report.

We cannot predict the effect that health care reform and other changes in government programs may have on our business, financial condition, results of operations or cash flows.

After months of debate regarding national health care reform, the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (“Health Care Reform Legislation”) was signed into law in March 2010. In general, the Health Care Reform Legislation seeks to reduce health care costs and decrease over time the number of uninsured legal U.S. residents, by among other things, requiring employers to offer, and individuals to carry, health insurance or be subject to penalties. However, it is difficult to predict the full impact of the Health Care Reform Legislation due to the law’s complexity and current lack of implementing regulations or interpretive guidance, as well as our inability to foresee how individuals and businesses will respond to the choices available to them under the law. Furthermore, many of the provisions of the Health Care Reform Legislation that expand insurance coverage will not become effective until 2014 or later. It is also possible that implementation of these and other provisions could be delayed or even blocked due to court challenges, and there may be efforts to repeal or amend the law. In addition, the Health Care Reform Legislation will result in increased state legislative and regulatory changes, which we are unable to predict at this time, in order for states to comply with new federal mandates, such as the requirement to establish health insurance exchanges and to participate in grants and other incentive opportunities.

The Health Care Reform Legislation contains a number of provisions designed to significantly reduce Medicare and Medicaid program spending, including reductions in Medicare market basket updates and Medicare and Medicaid disproportionate share funding. A significant portion of both our patient volumes and, as result, our revenues is derived from government health care programs, principally Medicare and Medicaid. Reductions to our reimbursement under the Medicare and Medicaid programs by the Health Care Reform Legislation could adversely affect our business and results of operations, to the extent such reductions are not offset by increased revenues from providing care to previously uninsured individuals.

Because of the many variables involved, we are unable to predict the net effect on us of the reductions in Medicare and Medicaid spending, the expected increases in revenues from providing care to previously uninsured individuals, and numerous other provisions in the law that may affect us.

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

TENET HEALTHCARE CORPORATION (Registrant)

Date: May 3, 2010	By:	/s/ BIGGS C. PORTER
Biggs C. Porter Chief Financial Officer (Principal Financial Officer)

Date: May 3, 2010	By:	/s/ DANIEL J. CANCELMI
Daniel J. Cancelmi Senior Vice President and Controller (Principal Accounting Officer)