Form 10-Q
period 2010-06-30
TENET HEALTHCARE CORP
filed 2010-08-03
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-7293

TENET HEALTHCARE CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	95-2557091
(State of Incorporation)	(IRS Employer Identification No.)

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

As of July 28, 2010, there were 485,225,234 shares of the Registrant’s common stock, $0.05 par value, outstanding.

TENET HEALTHCARE CORPORATION

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$711	$690
Investments in Reserve Yield Plus Fund	1	2
Investments in marketable securities	1	11
Accounts receivable, less allowance for doubtful accounts ($364 at June 30, 2010 and $369 at December 31, 2009)	1,160	1,158
Inventories of supplies, at cost	152	153
Income tax receivable	13	35
Deferred income taxes	107	108
Assets held for sale	19	29
Other current assets	271	286

Total current assets	2,435	2,472
Investments and other assets	180	182
Property and equipment, at cost, less accumulated depreciation and amortization ($3,098 at June 30, 2010 and $2,970 at December 31, 2009)	4,211	4,313
Goodwill	609	607
Other intangible assets, at cost, less accumulated amortization ($285 at June 30, 2010 and $257 at December 31, 2009)	399	379

Total assets	$7,834	$7,953

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$2	$2
Accounts payable	615	739
Accrued compensation and benefits	343	370
Professional and general liability reserves	104	106
Accrued interest payable	123	127
Accrued legal settlement costs	31	76
Other current liabilities	340	363

Total current liabilities	1,558	1,783
Long-term debt, net of current portion	4,272	4,272
Professional and general liability reserves	427	466
Accrued legal settlement costs	19	19
Other long-term liabilities	572	568
Deferred income taxes	160	148

Total liabilities	7,008	7,256
Commitments and contingencies
Equity:
Shareholders’ equity:
Preferred stock, $0.15 par value; authorized 2,500,000 shares; 345,000 of 7% mandatory convertible shares with a liquidation preference of $1,000 per share issued at June 30, 2010 and December 31, 2009	334	334
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 550,539,657 shares issued at June 30, 2010 and 538,610,856 shares issued at December 31, 2009	27	27
Additional paid-in capital	4,461	4,461
Accumulated other comprehensive loss	(31)	(32)
Accumulated deficit	(2,540)	(2,665)
Less common stock in treasury, at cost; 65,507,033 shares at June 30, 2010 and 57,475,602 shares at December 31, 2009	(1,479)	(1,479)

Total shareholders’ equity	772	646
Noncontrolling interests	54	51

Total equity	826	697

Total liabilities and equity	$7,834	$7,953

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions, Except Per-Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net operating revenues	$2,303	$2,229	$4,642	$4,491
Operating expenses:
Salaries, wages and benefits	969	949	1,956	1,914
Supplies	395	395	793	786
Provision for doubtful accounts	173	167	362	323
Other operating expenses, net	498	472	965	944
Depreciation and amortization	97	98	192	194
Impairment of long-lived assets and goodwill, and restructuring charges	(2)	1	(2)	6
Litigation and investigation costs	2	9	4	10

Operating income	171	138	372	314
Interest expense	(107)	(120)	(216)	(230)
Gain (loss) from early extinguishment of debt	0	(21)	0	113
Investment earnings (loss)	1	(5)	2	(3)
Net gain on sales of investments	0	15	0	15

Income from continuing operations, before income taxes	65	7	158	209
Income tax expense	(20)	(4)	(23)	(9)

Income from continuing operations, before discontinued operations	45	3	135	200
Discontinued operations:
Loss from operations	(5)	(11)	0	(12)
Impairment of long-lived assets and goodwill, and restructuring charges, net	(3)	(6)	(2)	(15)
Net losses on sales of facilities	0	0	0	(2)
Income tax expense	(2)	0	(3)	(2)

Loss from discontinued operations	(10)	(17)	(5)	(31)

Net income (loss)	35	(14)	130	169
Less: Preferred stock dividends	6	0	12	0
Less: Net income attributable to noncontrolling interests	4	1	5	6

Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$25	$(15)	$113	$163

Amounts attributable to Tenet Healthcare Corporation common shareholders
Income from continuing operations, net of tax	$35	$2	$118	$195
Loss from discontinued operations, net of tax	(10)	(17)	(5)	(32)

Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$25	$(15)	$113	$163

Earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders
Basic
Continuing operations	$0.07	$0.01	$0.24	$0.41
Discontinued operations	(0.02)	(0.04)	(0.01)	(0.07)

	$0.05	$(0.03)	$0.23	$0.34

Diluted
Continuing operations	$0.07	$0.01	$0.23	$0.41
Discontinued operations	(0.02)	(0.04)	(0.01)	(0.07)

	$0.05	$(0.03)	$0.22	$0.34

Weighted average shares and dilutive securities outstanding (in thousands):
Basic	484,610	480,447	483,263	479,410
Diluted	502,549	488,244	560,376	483,878

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions (Unaudited)

	Six Months Ended June 30,
	2010	2009
Net income	$130	$169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192	194
Provision for doubtful accounts	362	323
Net gain on sales of investments	0	(15)
Deferred income tax expense	12	11
Stock-based compensation expense	13	13
Impairment of long-lived assets and goodwill, and restructuring charges	(2)	6
Fair market value adjustments related to interest rate swap and LIBOR cap agreements	3	3
Litigation and investigation costs	4	10
Gain from early extinguishment of debt	0	(113)
Pre-tax loss from discontinued operations	2	29
Other items, net	16	6
Changes in cash from operating assets and liabilities:
Accounts receivable	(377)	(319)
Inventories and other current assets	(8)	(16)
Income taxes	50	21
Accounts payable, accrued expenses and other current liabilities	(164)	(119)
Other long-term liabilities	(18)	(11)
Payments against reserves for restructuring charges and litigation costs	(51)	(56)
Net cash provided by operating activities from discontinued operations, excluding income taxes	5	28

Net cash provided by operating activities	169	164
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(148)	(138)
Construction of new and replacement hospitals	(12)	(34)
Purchases of property and equipment — discontinued operations	0	(1)
Purchase of business or joint venture interest	(2)	0
Proceeds from sales of facilities and other assets — discontinued operations	18	221
Proceeds from sales of marketable securities, long-term investments and other assets	16	49
Proceeds from hospital authority bonds	0	49
Purchases of marketable securities	0	(6)
Distributions received from investments in Reserve Yield Plus Fund	1	8
Other items, net	1	2

Net cash provided by (used in) investing activities	(126)	150
Cash flows from financing activities:
Repayments of borrowings	(12)	(901)
Proceeds from borrowings	1	885
Deferred debt issuance costs	0	(46)
Cash dividends on preferred stock	(12)	0
Contributions from noncontrolling interests	1	0
Distributions paid to noncontrolling interests	(3)	(3)
Other items, net	3	2

Net cash used in financing activities	(22)	(63)

Net increase in cash and cash equivalents	21	251
Cash and cash equivalents at beginning of period	690	507

Cash and cash equivalents at end of period	$711	$758

Supplemental disclosures:
Interest paid, net of capitalized interest	$(201)	$(240)
Income tax refunds, net	$34	$22

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business

Tenet Healthcare Corporation (together with our subsidiaries, referred to as “Tenet,” the “Company,” “we” or “us”) is an investor-owned health care services company whose subsidiaries and affiliates principally operate general hospitals and related health care facilities. At June 30, 2010, our subsidiaries operated 49 general hospitals and a critical access hospital, with a combined total of 13,420 licensed beds, serving urban and rural communities in 11 states. We also own an interest in a health maintenance organization (“HMO”) and operate: various related health care facilities, including a long-term acute care hospital and a number of medical office buildings (all of which are located on, or nearby, one of our general hospital campuses); physician practices; captive insurance companies; and other ancillary health care businesses (including outpatient surgery centers, diagnostic imaging centers, and occupational and rural health care clinics).

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

Operating results for the three-month and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly trends in patient accounts receivable collectability and associated provisions for doubtful accounts; the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid funding levels set by the states in which we operate; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and valuation allowances; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: the business environments, economic conditions and demographics of local communities; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local health care competitors; managed care contract negotiations or terminations; any unfavorable publicity about us, which impacts our relationships with physicians and patients; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $711 million and $690 million at June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010 and December 31, 2009, our book overdrafts were approximately $166 million and $255 million, respectively, which were classified as accounts payable.

At June 30, 2010 and December 31, 2009, approximately $106 million and $92 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries.

NOTE 2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	June 30, 2010	December 31, 2009
Continuing operations:
Patient accounts receivable	$1,485	$1,466
Allowance for doubtful accounts	(344)	(341)
Estimated future recoveries from accounts assigned to collection agencies	32	35
Net cost report settlements payable and valuation allowances	(22)	(24)

	1,151	1,136
Discontinued operations:
Patient accounts receivable	27	44
Allowance for doubtful accounts	(20)	(28)
Estimated future recoveries from accounts assigned to collection agencies	2	3
Net cost report settlements receivable and valuation allowances	—	3

	9	22

Accounts receivable, net	$1,160	$1,158

As of June 30, 2010, our estimated collection rates on managed care accounts and self-pay accounts were approximately 98.2% and 29.5%, respectively, which included collections from point-of-service through collections by our collection agency subsidiary. The comparable managed care and self-pay collection rates as of December 31, 2009 were approximately 98.0% and 30.1%, respectively.

Accounts that are pursued for collection through our regional business offices are maintained on our hospitals’ books and reflected in patient accounts receivable with an allowance for doubtful accounts established to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer over an 18-month look-back period, and other relevant factors. Future changes in these factors related to self-pay accounts and self-pay balance after insurance accounts as a result of a change in the estimated collection rates could have a material impact on our future results of operations.

Accounts assigned to our collection agency subsidiary are written off and excluded from patient accounts receivable and allowance for doubtful accounts; however, an estimate of future recoveries from all accounts at our collection agency subsidiary is determined based on historical experience and recorded on our hospitals’ books as a component of accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

The estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the three months ended June 30, 2010 and 2009 were $97 million and $93 million, respectively, and for the six months ended June 30, 2010 and 2009 were $188 million and $173 million, respectively. We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid disproportionate share hospital payments. The estimated costs (based on the selected operating expenses described above) of caring for charity care patients for the three months ended June 30, 2010 and 2009 were $29 million and $28 million, respectively, and for the six months ended June 30, 2010 and 2009 were $54 million and $58 million, respectively.

NOTE 3. DISCONTINUED OPERATIONS

Effective April 1, 2010, we completed the sale of certain of our owned assets at NorthShore Regional Medical Center (“NorthShore”), located in Slidell, Louisiana, for approximately $16 million of cash proceeds. At that time, we also terminated our operating lease agreement for the hospital.

We classified $17 million of our assets of NorthShore as “assets held for sale” in current assets in the accompanying Condensed Consolidated Balance Sheets at December 31, 2009. These assets primarily consisted of property and equipment and were recorded at the lower of the assets’ carrying amount or their fair value less estimated costs to sell. We derive fair value estimates from definitive sales agreements, appraisals, established market values of comparable assets, or internal estimates of future net cash flows. Fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact fair value estimates, including the future financial results of hospitals in discontinued operations and how they are operated by us until they are divested, changes in health care industry trends and regulations until the hospitals are divested, and whether we ultimately divest the hospital assets to buyers who will continue to operate the assets as general hospitals or utilize the assets for other purposes. In certain cases, these fair value estimates assume the highest and best use of the assets in the future, to a market place participant, is other than as a hospital. In these cases, the estimates are based on the fair value of the real property and equipment if utilized other than as a hospital. Fair value estimates do not include the costs of closing hospitals in discontinued operations or other future operating costs, which could be substantial. Accordingly, the ultimate net cash realized from the sale of hospital assets could be significantly less than fair value estimates. Because we do not intend to sell the accounts receivable of hospitals in discontinued operations, the receivables are included in our consolidated net accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

Net operating revenues and income (loss) before income taxes reported in discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net operating revenues	$(1)	$21	$22	$153
Loss before income taxes	(8)	(17)	(2)	(29)

We recorded $2 million of net impairment and restructuring charges in discontinued operations during the six months ended June 30, 2010, consisting of a $3 million write-down of land to expected sales proceeds related to a previously divested hospital, partially offset by $1 million in impairment credits to discontinued operations relating to an increase in the estimated fair values of NorthShore’s long-lived assets, less estimated costs to sell.

We recorded $15 million of net impairment and restructuring charges in discontinued operations during the six months ended June 30, 2009, consisting of $5 million for the write-down of long-lived assets to their estimated fair values, less estimated costs to sell, $3 million for the write-down of goodwill related to NorthShore, and $7 million in employee severance, lease termination and other exit costs.

Should we dispose of additional hospitals or other assets in the future, we may incur additional asset impairment and restructuring charges in future periods.

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES

During the six months ended June 30, 2010, we recorded $2 million of impairment credits related to the collection of a note receivable due from a buyer of one of our previously divested hospitals, which had been fully reserved in a prior year.

During the six months ended June 30, 2009, we recorded net impairment and restructuring charges of $6 million, consisting of $3 million of employee severance and other related costs and a $3 million impairment charge for the write-down of a note receivable due from a buyer of one of our previously divested hospitals as a result of the buyer filing for bankruptcy.

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

These regions and our Philadelphia market are reporting units used to perform our goodwill impairment analysis and are one level below our operating segment level. Future restructuring of our regions or markets that changes our goodwill reporting units could also result in future impairments of our goodwill.

The tables below are reconciliations of beginning and ending liability balances in connection with restructuring charges recorded during the six months ended June 30, 2010 and 2009 in continuing and discontinued operations:

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Other	Balances at End of Period
Six Months Ended June 30, 2010
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$6	$—	$(3)	$—	$3
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	8	—	—	—	8

	$14	$—	$(3)	$—	$11

Six Months Ended June 30, 2009
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$12	$3	$(6)	$(1)	$8
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	15	7	(9)	—	13

	$27	$10	$(15)	$(1)	$21

The above liability balances at June 30, 2010 are included in other current liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Cash payments to be applied against these accruals at June 30, 2010 are expected to be approximately $2 million in 2010 and $9 million thereafter.

NOTE 5. LONG-TERM DEBT AND LEASE OBLIGATIONS

The table below shows our long-term debt as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Senior notes:
6 3/8%, due 2011	$65	$65
6 1/2%, due 2012	57	57
7 3/8%, due 2013	998	1,000
9 7/8%, due 2014	100	100
9 1/4%, due 2015	481	489
6 7/8%, due 2031	430	430
Senior secured notes:
9%, due 2015	714	714
10%, due 2018	714	714
8 7/8%, due 2019	925	925
Capital leases and mortgage notes	7	7
Unamortized note discounts	(217)	(227)

Total long-term debt	4,274	4,274
Less current portion	2	2

Long-term debt, net of current portion	$4,272	$4,272

Credit Agreement

We have a five-year, $800 million senior secured revolving credit facility, which matures on November 16, 2011, that is collateralized by patient accounts receivable at our acute care and specialty hospitals, and bears interest at our option based on the London Interbank Offered Rate (“LIBOR”) plus 150 basis points or Citigroup’s base rate, as defined in the credit agreement, plus 50 basis points. At June 30, 2010, there were no cash borrowings outstanding under the revolving credit facility, and we had approximately $181 million of letters of credit outstanding. Based on our eligible receivables, $491 million was available for borrowing under the revolving credit facility at June 30, 2010.

Senior Notes

In June 2010, we repurchased $2 million aggregate principal amount of our 7 3/8% senior notes due 2013 and $2 million aggregate principal amount of our 9 1/4% senior notes due 2015 for total cash of approximately $4 million. In March 2010, we repurchased $6 million aggregate principal amount of our 9 1/4% senior notes due 2015 for cash of approximately $6 million.

LIBOR Cap Agreement

The fair value of our LIBOR cap agreement included in investments and other assets in the accompanying Condensed Consolidated Balance Sheets was less than $1 million at June 30, 2010. During the six months ended June 30, 2010, approximately $3 million in losses from mark-to-market adjustments of the LIBOR cap agreement were included as interest expense in the accompanying Condensed Consolidated Statements of Operations. See Note 14 for the disclosure of the fair value of the LIBOR cap agreement.

NOTE 6. GUARANTEES

Consistent with our policy on physician relocation and recruitment, we provide income guarantee agreements to certain physicians who agree to relocate to our communities to fill a community need in a hospital’s service area and commit to remain in practice there for a specified period of time. Under such agreements, we are required to make payments to the physicians in excess of the amounts they earn in their practices up to the amount of the income guarantee. The income guarantee periods are typically 12 months. If a physician does not fulfill his or her commitment period to the community, which is typically three years subsequent to the guarantee period, we seek recovery of the income guarantee payments from the physician on a prorated basis. We also provide revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals with terms generally ranging from one to three years.

At June 30, 2010, the maximum potential amount of future payments under our income and revenue collection guarantees was $74 million. We had a liability of $61 million recorded for the fair value of these guarantees included in other current liabilities at June 30, 2010.

At June 30, 2010, we also guaranteed minimum rent revenue to certain landlords who built medical office buildings on or near our hospital campuses. The maximum potential amount of future payments under these guarantees was $10 million. We had a liability of $6 million recorded for the fair value of these guarantees, of which $1 million was included in other current liabilities and $5 million was included in other long-term liabilities, at June 30, 2010.

NOTE 7. EMPLOYEE BENEFIT PLANS

At June 30, 2010, there were approximately 25 million shares of common stock available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock or the equivalent value in cash in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant; however, from time to time, we grant performance-based options and restricted stock units that vest subject to the achievement of specified performance goals within a specified timeframe.

Our income from continuing operations for both the six months ended June 30, 2010 and 2009 includes $13 million of pre-tax compensation costs related to our stock-based compensation arrangements ($8 million after-tax, excluding the impact of the deferred tax valuation allowance).

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2010:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
			(In Millions)
Outstanding as of December 31, 2009	48,317,255	$10.58
Granted	964,008	5.03
Exercised	(1,715,469)	1.22
Forfeited/Expired	(1,557,571)	16.80

Outstanding as of June 30, 2010	46,008,223	$10.61	$62	5.9 years

Vested and expected to vest at June 30, 2010	45,214,972	$10.77	$60	5.8 years

Exercisable as of June 30, 2010	29,783,728	$15.48	$17	4.4 years

There were 1,715,469 stock options exercised during the six months ended June 30, 2010 with a $7 million aggregate intrinsic value, and no stock options exercised during the same period in 2009.

In the six months ended June 30, 2010, we granted an aggregate of 964,008 stock options under our 2008 Stock Incentive Plan to certain of our senior officers. Half of these stock options are subject to time-vesting and the remainder are subject to performance-based vesting. If all conditions are met, the performance-based stock options will vest and be settled ratably over a three-year period from the date of the grant.

As of June 30, 2010, there were $11 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.7 years.

The weighted average estimated fair value of stock options we granted in the six months ended June 30, 2010 was $2.89 per share for our top 11 employees. We did not grant stock options to any other employees in the six months ended June 30, 2010. The weighted average estimated fair values of stock options we granted in the six months ended June 30, 2009 was $0.67 per share. These fair values were calculated based on each grant date, using a binomial lattice model with the following assumptions:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	Top Eleven Employees	Top Eleven Employees	All Other Employees
Expected volatility	53%	59-60%	59-60%
Expected dividend yield	0%	0%	0%
Expected life	7 years	7 years	5 years
Expected forfeiture rate	2%	4%	20%
Risk-free interest rate	3.29%	3.25%-3.43%	2.52-2.81%
Early exercise threshold	75% gain	75% gain	50% gain
Early exercise rate	20% per year	20% per year	45% per year

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

The following table summarizes information about our outstanding stock options at June 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $1.149	19,241,539	8.7 years	$1.14	5,359,223	$1.14
$1.15 to $10.639	11,380,054	6.5 years	7.25	9,037,875	7.89
$10.64 to $13.959	2,914,668	3.7 years	12.12	2,914,668	12.12
$13.96 to $17.589	3,611,661	2.6 years	17.09	3,611,661	17.09
$17.59 to $28.759	2,606,096	0.9 years	27.33	2,606,096	27.33
$28.76 and over	6,254,205	1.1 years	34.41	6,254,205	34.41

	46,008,223	5.9 years	$10.61	29,783,728	$15.48

Restricted Stock Units

The following table summarizes restricted stock unit activity during the six months ended June 30, 2010:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2009	4,806,441	$5.82
Granted	4,944,299	5.05
Vested	(2,449,517)	5.77
Forfeited	(967,204)	6.46

Unvested as of June 30, 2010	6,334,019	$5.14

        In the six months ended June 30, 2010, we granted 3,886,030 restricted stock units subject to time-vesting. In addition, we granted 832,030 performance-based restricted stock units to certain of our senior officers. If all conditions are met, the performance-based restricted stock units will vest and be settled ratably over a three-year period from the date of the grant. In the six months ended June 30, 2010, we also granted 226,239 restricted stock units to our directors, which vested immediately on the grant date and may be settled in cash, shares of our common stock or a combination of cash and stock. The fair value of the restricted stock units granted to directors will be adjusted based on our share price at the end of each calendar quarter. Annual grants of restricted stock units to our directors settle on the earlier of the third anniversary of the date of the grant or termination of board service, unless settlement has been deferred by the director. Initial grants of restricted stock units to newly appointed directors are settled only upon termination of board service.

As of June 30, 2010, there were $24 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.7 years.

NOTE 8. EQUITY

We accrued dividends on our 7% mandatory convertible preferred stock for the period September 25, 2009 through December 31, 2009 of approximately $6 million, or $18.67 per share, and paid the dividends in January 2010. We accrued approximately $6 million, or $17.50 per share, for dividends on the mandatory convertible preferred stock in both the three months ended March 31, 2010 and June 30, 2010, and paid the dividends in April 2010 and July 2010, respectively.

The following table shows the changes in consolidated equity during the six months ended June 30, 2010 and 2009 (dollars in millions, share amounts in thousands):

	Tenet Healthcare Corporation Shareholders’ Equity
	Preferred Stock		Common Stock
	Shares Outstanding	Issued Amount	Shares Outstanding	Issued Par Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
Balances at December 31, 2009	345,000	$334	481,135	$27	$4,461	$(32)	$(2,665)	$(1,479)	$51	$697
Net income	—	—	—	—	—	—	125	—	5	130
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	—	(3)	(3)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	1	1
Other comprehensive income	—	—	—	—	—	1	—	—	—	1
Preferred stock dividends	—	—	—	—	(12)	—	—	—	—	(12)
Stock-based compensation expense and issuance of common stock	—	—	3,898	—	12	—	—	—	—	12

Balances at June 30, 2010	345,000	$334	485,033	$27	$4,461	$(31)	$(2,540)	$(1,479)	$54	$826

Balances at December 31, 2008	—	$—	477,173	$26	$4,445	$(37)	$(2,852)	$(1,479)	$44	$147
Net income	—	—	—	—	—	—	163	—	6	169
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	—	(3)	(3)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	6	—	—	—	6
Stock-based compensation expense and issuance of common stock	—	—	3,643	—	12	—	—	2	—	14

Balances at June 30, 2009	—	$—	480,816	$26	$4,457	$(31)	$(2,689)	$(1,477)	$47	$333

NOTE 9. OTHER COMPREHENSIVE INCOME

The table below shows each component of other comprehensive income for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$35	$(14)	$130	$169
Other comprehensive income
Unrealized gains on securities available for sale	—	3	1	2
Reclassification adjustments for realized losses included in net income	—	1	—	7

Other comprehensive income before income taxes	—	4	1	9
Income tax expense related to items of other comprehensive income	—	(1)	—	(3)

Total other comprehensive income, net of tax	—	3	1	6

Comprehensive income (loss)	35	(11)	131	175
Less: Preferred stock dividends	6	—	12	—
Less: Comprehensive income attributable to noncontrolling interests	4	1	5	6

Comprehensive income (loss) attributable to Tenet Healthcare Corporation common shareholders	$25	$(12)	$114	$169

NOTE 10. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

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

Professional and General Liability Insurance

At June 30, 2010 and December 31, 2009, the aggregate current and long-term professional and general liability reserves on our Condensed Consolidated Balance Sheets were approximately $531 million and $572 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 2.75% and 2.69% at June 30, 2010 and December 31, 2009, respectively.

For the policy period June 1, 2010 through May 31, 2011, our hospitals generally have a self-insurance retention of $5 million per occurrence for all claims incurred. Our captive insurance company, The Healthcare Insurance Corporation (“THINC”), retains $10 million per occurrence coverage above our hospitals’ $5 million self-insurance retention level. The next $10 million of claims in excess of these aggregate self-insurance retentions of $15 million per occurrence are 55% reinsured by THINC with independent reinsurance companies, with THINC retaining 45% or a maximum of $4.5 million. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies with major independent insurance companies, on a claims-made basis, subject to an aggregate limit of $175 million.

For the policy period June 1, 2009 through May 31, 2010 our hospitals generally have a self-insurance retention of $5 million per occurrence for all claims incurred. THINC retains $10 million per occurrence coverage above our hospitals’ $5 million self-insurance retention level. The next $10 million of claims in excess of these aggregate self-insurance retentions of $15 million per occurrence are 65% reinsured by THINC with independent reinsurance companies, with THINC retaining 35% or a maximum of $3.5 million. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies with major independent insurance companies, on a claims-made basis, subject to an aggregate limit of $175 million, with Tenet retaining 20% of the initial $50 million layer in excess of $25 million per claim or a maximum of $10 million.

If the aggregate limit of any of our excess professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the excess limits available to pay any other material claims applicable to that policy period.

Included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $25 million and $27 million for the three months ended June 30, 2010 and 2009, respectively, and $36 million and $48 million for the six months ended June 30, 2010 and 2009, respectively.

NOTE 11. CLAIMS AND LAWSUITS

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

Further, the DOJ, through the U.S. Attorney’s Office in the Western District of New York, and the OIG have contacted a number of hospitals, including several of our hospitals, requesting information regarding their billing practices for kyphoplasty procedures. Kyphoplasty is a surgical procedure used to treat pain and related conditions associated with certain vertebrae injuries. The DOJ and the OIG requested the information in connection with their review of the appropriateness of Medicare patients receiving kyphoplasty procedures on an inpatient as opposed to an outpatient basis. We have provided, or are in the process of providing, the requested information on a voluntary basis.

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

We are unable to predict the timing and outcome of the foregoing pending governmental reviews at this time. However, based on the status of these matters to date, we have recorded reserves of approximately $26 million as of June 30, 2010. (We recorded $5 million as of December 31, 2008, $19 million in the year ended December 31, 2009 and $2 million in the three months ended June 30, 2010.)

Separately, in March 2010, the DOJ issued a civil investigative demand (“CID”) pursuant to the federal False Claims Act to one of our hospitals. The CID requested information regarding Medicare claims submitted by our hospital in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2002 to the present. We understand that the DOJ has submitted similar requests to a number of other hospitals, as well as to the ICD manufacturers themselves. We anticipate that other Tenet hospitals may receive similar information requests from the DOJ in the future. We are cooperating fully with the government, which we believe is requesting patient records and other information in order to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. To date, the DOJ has not asserted any claim against our hospitals. Because we are in the early stages of this investigation, we are unable to predict its timing or outcome at this time.

2.	Pending Wage and Hour Actions—We have been defending two coordinated lawsuits in Los Angeles Superior Court alleging that our hospitals violated certain provisions of California’s labor laws and applicable wage and hour regulations. The cases are: McDonough, et al. v. Tenet Healthcare Corporation and Tien, et al. v. Tenet Healthcare Corporation. The plaintiffs in both cases have sought back pay, statutory penalties, interest and attorneys’ fees. In June 2008, motions for class certification in the cases, which we opposed, were initially granted in part and denied in part. We filed a motion for reconsideration of the court’s class certification ruling and, in November 2008, the court issued a reconsidered ruling denying class certification with respect to all of the plaintiffs’ claims, except with respect to one subclass later dismissed by the plaintiffs. In February 2009, the plaintiffs filed a notice of appeal of the court’s decision. We continue to believe the court’s November 2008 ruling was correct and are defending that ruling on appeal.

We expect to continue to be subject to regulatory proceedings and private litigation concerning our application of various federal and state labor laws, rules and regulations governing a variety of workplace wage and hour issues from time to time.

3.	Class Action Lawsuits Resulting from Hurricane Katrina—We are presently defending three lawsuits filed as purported class actions in late 2005 by and on behalf of patients, their family members and others who were present and allegedly injured at two of our former New Orleans area hospitals – Memorial Medical Center and Lindy Boggs Medical Center – during Hurricane Katrina and its aftermath. The plaintiffs allege that the hospitals were negligent in failing to properly prepare for the storm, failing to evacuate patients ahead of the storm, and failing to have a properly configured emergency generator system, among other allegations of general negligence. The plaintiffs are seeking damages in various and unspecified amounts for the alleged wrongful death of some patients, aggravation of pre-existing illnesses or injuries to patients who survived and were successfully evacuated, and the inability of patients and others to evacuate the hospitals for several days under challenging conditions. In September 2008, class certification was granted in two of the suits. In her order, the judge certified a class of all persons at Memorial Medical Center between August 29 and September 2, 2005, excluding employees, who sustained injuries or died, as well as family members who themselves sustained injury as a result of such injuries or deaths to any person at Memorial, excluding employees, during that time. Our appeals of the class certification ruling were exhausted in December 2009. The Civil District Court for the Parish of Orleans will administer the class proceedings. The class certification hearing in the remaining case, which was also filed in the Civil District Court for the Parish of Orleans, has been scheduled for October 2010. We are unable to predict the ultimate resolution of these lawsuits, but we intend to continue to vigorously defend the hospitals in these matters.

4.	Ordinary Course Matters—In addition to the matters described above, our hospitals are subject to investigations, claims and lawsuits in the ordinary course of our business. Most of these matters involve allegations of medical malpractice or other injuries suffered at our hospitals. Our hospitals are also routinely subject to sales and use tax audits and personal property tax audits by the state and local government jurisdictions in which they do business. The results of the audits are frequently disputed, and such disputes are ordinarily resolved by administrative appeals or litigation.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the six months ended June 30, 2010 and 2009:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Balances at End of Period
Six Months Ended June 30, 2010
Continuing operations	$95	$4	$(49)	$50
Discontinued operations	—	—	—	—

	$95	$4	$(49)	$50

Six Months Ended June 30, 2009
Continuing operations	$240	$10	$(51)	$199
Discontinued operations	—	—	—	—

	$240	$10	$(51)	$199

For the six months ended June 30, 2010 and 2009, we recorded net costs of $4 million and $10 million, respectively, in connection with significant legal proceedings and investigations.

NOTE 12. INCOME TAXES

During the six months ended June 30, 2010, we increased our estimated liabilities for uncertain tax positions by $16 million, related to continuing operations, primarily as a result of audit settlements. The total amount of unrecognized tax benefits as of June 30, 2010 was $46 million ($34 million related to continuing operations and $12 million related to discontinued operations), which, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing and discontinued operations, primarily by reducing our valuation allowance for deferred tax assets.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense in our Condensed Consolidated Statements of Operations. Approximately $2.6 million of interest and penalties related to accrued liabilities for uncertain tax positions ($0.1 million income related to continuing operations and $2.7 million expense related to discontinued operations) are included in our Condensed Consolidated Statement of Operations in the six months ended June 30, 2010. Total accrued interest and penalties on unrecognized tax benefits as of June 30, 2010 were $58 million ($20 million related to continuing operations and $38 million related to discontinued operations).

Income tax expense in the six months ended June 30, 2010 included the following: (1) an income tax benefit of $55 million in continuing operations to decrease the valuation allowance for our deferred tax assets and for other tax adjustments; and (2) income tax expense of $2 million in discontinued operations to increase the valuation allowance and for other tax adjustments. The net decrease in the valuation allowance during the six months ended June 30, 2010 is primarily attributable to the estimated realization of deferred tax assets resulting from the utilization of net operating loss carryforwards against current year taxable income. As of June 30, 2010, after considering all available evidence, both positive and negative, we concluded that a valuation allowance against our deferred tax assets of $1.1 billion was required. In 2010, our operating results have improved over 2009. If our operating results continue to improve during the remainder of 2010 and if improved operating results are projected to continue into the future, our judgment about the need for this valuation allowance may change in the near term. If our judgment changes, most or all of the valuation allowance may be reduced and recorded as a benefit in income tax expense from continuing operations.

The audit of our tax returns for the years ended December 31, 2006 and December 31, 2007 has been completed by the IRS. These returns include deductions for amounts paid in connection with our 2006 civil settlement with the federal government and upon which taxes had been paid by us in previous taxable years. We filed tax refund claims to recover such previously paid taxes, and we received tax refunds of approximately $200 million as of December 31, 2009. Upon completion of the audit, we reached a settlement with the IRS in which we agreed to repay approximately $12 million of the refunds previously received plus approximately $2 million of interest. The settlement is subject to approval by the Congressional Joint Committee on Taxation.

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

As of June 30, 2010, approximately $17 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 13. EARNINGS PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings per common share calculations for income from continuing operations for the three and six months ended June 30, 2010 and 2009. Income is expressed in millions and weighted average shares are expressed in thousands.

	Income (Numerator)	Weighted Average Shares (Denominator)	Per- Share Amount
Three Months Ended June 30, 2010
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$35	484,610	$0.07
Effect of dilutive stock options and restricted stock units	—	17,939	—

Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$35	502,549	$0.07

Three Months Ended June 30, 2009
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$2	480,447	$0.01
Effect of dilutive stock options and restricted stock units	—	7,797	—

Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$2	488,244	$0.01

Six Months Ended June 30, 2010
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$118	483,263	$0.24
Effect of dilutive stock options, restricted stock units and mandatory convertible preferred stock	12	77,113	(0.01)

Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$130	560,376	$0.23

Six Months Ended June 30, 2009
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$195	479,410	$0.41
Effect of dilutive stock options and restricted stock units	—	4,468	—

Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$195	483,878	$0.41

Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, were not included in the computation of diluted shares for both the three and six months ended June 30, 2010 were 22,373 shares, and for the three and six months ended June 30, 2009 were 29,278 and 29,343 shares, respectively.

NOTE 14. FAIR VALUE MEASUREMENTS

Our financial assets and liabilities recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by our captive insurance subsidiaries and our LIBOR cap agreement. The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009. The following tables also indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Marketable securities—current	$1	$1	$—	$—
Investments in Reserve Yield Plus Fund	1	—	1	—
Marketable securities—noncurrent	28	5	22	1

	$30	$6	$23	$1

Derivative Contract (see Note 5):
LIBOR cap agreement asset	$—	$—	$—	$—

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Marketable securities—current	$11	$11	$—	$—
Investments in Reserve Yield Plus Fund	2	—	2	—
Marketable debt securities—noncurrent	30	7	22	1

	$43	$18	$24	$1

Derivative Contract:
LIBOR cap agreement asset	$3	$—	$3	$—

The change in the fair value of our auction rate securities valued using significant unobservable inputs is shown below:

Fair value recorded at December 31, 2009	$1
Adjustment to record reduction in estimated fair value of auction rate securities	—

Fair value recorded at June 30, 2010	$1

Fair value recorded at December 31, 2008	$1
Adjustment to record reduction in estimated fair value of auction rate securities	—

Fair value recorded at June 30, 2009	$1

At June 30, 2010, one of our captive insurance subsidiaries held $1 million of preferred stock and other securities that were distributed from auction rate securities whose auctions have failed due to sell orders exceeding buy orders. We were not required to record an other-than-temporary impairment of these securities during the six months ended June 30, 2010 or 2009.

The fair value of our long-term debt is based on quoted market prices. At June 30, 2010 and December 31, 2009, the estimated fair value of our long-term debt was approximately 102.5% and 103.2%, respectively, of the par value of the debt.

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

MANAGEMENT OVERVIEW

STRATEGY AND TRENDS

We are committed to providing the communities we serve with high quality, cost-effective health care while growing our business, increasing our profitability and creating long-term value for our shareholders. We believe that our success in increasing our profitability depends in part on our success in executing the following strategies and managing the following trends:

Core Business Strategy—At June 30, 2010, our subsidiaries operated 49 general hospitals and a critical access hospital, with a combined total of 13,420 licensed beds, serving urban and rural communities in 11 states. Our core business is focused on providing acute care services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency medical treatment. In supporting our core business, we seek to offer superior quality and patient services, to make capital and other investments in our facilities and technology to be competitive, to recruit and retain physicians, and to negotiate favorable contracts with managed care and other commercial payers. In addition, we continually review our clinical service lines to determine which services are most highly valued and should be marketed to improve our operating results, strategically de-emphasizing or eliminating unprofitable service lines, if appropriate.

Commitment to Quality— Through our Commitment to Quality initiative, we continually work with physicians to implement the most current evidence-based medicine techniques to improve the way we provide care. As a result of these efforts, our hospitals have improved substantially in quality metrics reported by the government and have been recognized by several managed care companies for their quality of care. In our continuing efforts to improve our clinical outcomes and drive down our costs of care, we launched our Medicare Performance Initiative in 2009. This initiative is intended to reduce costs and increase profitability through the dissemination of best practices based on evidence-based medicine. We believe the use of these practices will promote the most effective and efficient utilization of resources and result in shorter lengths of stay, as well as reductions in redundant ancillary services and readmissions for hospitalized patients. Leveraging off of these initiatives, we expect to benefit over time from provisions in the new health care reform legislation that tie payment to quality measures, establish a value-based purchasing system and adjust hospital payment rates based on hospital-acquired conditions and hospital readmissions.

Development Strategies—We intend to focus on opportunities to increase our outpatient revenues through organic growth and the acquisition of selected outpatient businesses. During the six months ended June 30, 2010, we derived approximately 31% of our revenues from outpatient services. Historically, our outpatient business has generated significantly higher margins for us than other business lines. By expanding our outpatient business, we expect to increase our profitability over time. In the three months ended June 30, 2010, we acquired one diagnostic imaging center. We also intend to focus on acquiring hospitals and other health care assets and companies in markets where we believe our operating strategies can improve performance and create shareholder value. We believe that this growth by strategic acquisition, when and if opportunities are available, can supplement the growth we believe we can generate organically in our existing markets.

Impact of Health Care Reform Legislation—We anticipate that we will benefit over time from the provisions of the new health care reform legislation that extend insurance coverage through Medicaid or private insurance to a broader segment of the population. Although we are unable to predict the precise impact of the health care reform legislation on our future results of operations, and while there will be some reductions in reimbursement rates, which began in 2010, we anticipate, based on the current timetable for implementing this legislation, that we could begin to experience reductions in the cost of caring for uninsured and underinsured patients as early as 2014. We believe that we are well-positioned relative to other health care companies to benefit from extended insurance coverage given the concentration of our operations in California, Florida and Texas, which states historically have higher percentages of uninsured and underinsured patients compared to the national average.

Capturing HIT Incentive Payments and Other Benefits—Based on our current timeframe for achieving compliance with the health information technology (“HIT”) requirements under the American Recovery and Reinvestment Act of 2009 (the “ARRA”), we expect that the operating costs we currently are incurring each quarter to invest in HIT systems will be offset beginning in 2012 as we begin to receive Medicare and Medicaid hospital incentive payments provided under the ARRA. We believe that the operational benefits of HIT will contribute to our long-term ability to grow our business.

Counteracting Declines in Patient Volumes—We continue to experience declines in patient volumes because of the impact of the current economic downturn, increased competition, utilization pressure by managed care organizations and demographic trends. To combat these declines, we continue to take steps to increase patient volumes by focusing on physician alignment and satisfaction, targeting our capital spending on critical growth opportunities for our hospitals, emphasizing higher demand clinical service lines (including outpatient lines), implementing new payer contracting strategies, and improving the quality metrics of our hospitals.

General Economic Conditions—We believe that the economic downturn continues to have a negative impact on our bad debt expense levels and patient volumes, reflecting the impact of current high unemployment rates and other depressed economic conditions. However, as the economy recovers, we expect to experience an improvement in bad debt expense levels relative to current levels.

Expanding Our Revenue Cycle Management Business—We intend to continue expanding our revenue cycle management and patient communication service business under our Conifer Health Solutions (“Conifer”) subsidiary. Conifer currently provides these services to approximately 29 non-Tenet hospitals under contract. We believe this business has the potential over time to generate high margins and improve our results of operations.

Our ability to execute on these strategies and manage these trends is subject to a number of risks and uncertainties that may cause actual results to be materially different from expectations. For information about these risks and uncertainties, see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009 (“Annual Report”), Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and “Forward Looking Statements” under Item 1 of Part I of our Annual Report.

RESULTS OF OPERATIONS—OVERVIEW

Our results of operations have been and continue to be influenced by industry-wide and company-specific challenges, including decreased volumes, decreased demand for inpatient cardiac procedures and high levels of bad debt, that have affected our revenue growth and operating expenses. We have provided in the table below information relating to volumes, revenues and expenses for the three months ended June 30, 2010 and 2009 for all of our continuing operations hospitals.

	Three Months Ended June 30,
Admissions, Patient Days and Surgeries	2010	2009	Increase (Decrease)
Commercial managed care admissions	31,464	33,910	(7.2)%
Governmental managed care admissions	29,354	29,402	(0.2)%
Medicare admissions	37,967	39,001	(2.7)%
Medicaid admissions	16,726	15,682	6.7%
Uninsured admissions	6,050	5,963	1.5%
Charity care admissions	2,516	2,797	(10.0)%
Other admissions	3,674	3,553	3.4%
Total admissions	127,751	130,308	(2.0)%
Paying admissions (excludes charity and uninsured)	119,185	121,548	(1.9)%
Total government program admissions	84,047	84,085	—%
Charity admissions and uninsured admissions	8,566	8,760	(2.2)%
Admissions through emergency department	74,606	74,570	—%
Commercial managed care admissions as a percentage of total admissions	24.6%	26.0%	(1.4	)%(1)
Emergency department admissions as a percentage of total admissions	58.4%	57.2%	1.2	%(1)
Uninsured admissions as a percentage of total admissions	4.7%	4.6%	0.1	%(1)
Charity admissions as a percentage of total admissions	2.0%	2.1%	(0.1	)%(1)
Surgeries – inpatient	37,786	38,741	(2.5)%
Surgeries – outpatient	53,499	53,425	0.1%
Total surgeries	91,285	92,166	(1.0)%
Patient days – total	614,365	629,714	(2.4)%
Adjusted patient days(2)	929,186	940,472	(1.2)%
Patient days – commercial managed care	124,737	133,321	(6.4)%
Average length of stay (days)	4.8	4.8	—	(1)
Adjusted patient admissions(2)	194,828	195,962	(0.6)%

(1)	The change is the difference between the amounts shown for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.
(2)	Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Total admissions declined by 2,557, or 2.0%, in the three months ended June 30, 2010 as compared to the same period in 2009. Three of our four regions and our Philadelphia market reported admissions declines in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Commercial managed care admissions declined by 7.2% in the three months ended June 30, 2010 as compared to the same period in 2009. Surgeries declined by 1.0% in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. While our emergency department admissions as a percentage of total admissions increased 1.2% in the three months ended June 30, 2010 compared to the same period in the prior year, we believe the current economic conditions have had an adverse impact on the level of elective procedures performed at our hospitals, which contributed to the overall decline in our total admissions. Uninsured and charity admissions decreased by 2.2% in the three months ended June 30, 2010 as compared to the same period in 2009.

	Three Months Ended June 30,
Outpatient Visits	2010	2009	Increase (Decrease)
Commercial managed care visits	336,994	356,229	(5.4)%
Governmental managed care visits	196,904	191,642	2.7%
Medicare visits	216,778	214,427	1.1%
Medicaid visits	78,959	77,030	2.5%
Uninsured visits	98,226	95,969	2.4%
Charity care visits	6,558	7,323	(10.4)%
Other visits	54,287	53,848	0.8%
Total visits	988,706	996,468	(0.8)%
Paying visits (excludes charity and uninsured)	883,922	893,176	(1.0)%
Total government program visits	492,641	483,099	2.0%
Surgery visits	53,499	53,425	0.1%
Emergency department visits	362,110	365,565	(0.9)%
Charity visits and uninsured visits	104,784	103,292	1.4%
Charity visits and uninsured visits as a percentage of total visits	10.6%	10.4%	0.2	%(1)
Paying visits as a percentage of total visits	89.4%	89.6%	(0.2	)%(1)
Commercial visits as a percentage of total visits	34.1%	35.7%	(1.6	)%(1)

(1)	The change is the difference between the amounts shown for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

We had a decline of 7,762 total outpatient visits, or 0.8%, in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Our Central region and our Philadelphia market reported increased outpatient visits, while our other regions reported declines in outpatient visits in the three months ended June 30, 2010.

Outpatient surgery visits increased by 0.1% in the three months ended June 30, 2010 as compared to the same period in 2009. Charity and uninsured outpatient visits increased by 1.4% in the three months ended June 30, 2010 compared to the same period in 2009.

	Three Months Ended June 30,
Revenues	2010	2009	Increase (Decrease)
Net operating revenues	$2,303	$2,229	3.3%
Net patient revenues from commercial managed care	$916	$898	2.0%
Revenues from the uninsured	$163	$157	3.8%
Net inpatient revenues(1)	$1,478	$1,441	2.6%
Net outpatient revenues(1)	$733	$702	4.4%

(1)	Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $65 million for both the three months ended June 30, 2010 and 2009. Net outpatient revenues include self-pay revenues of $98 million and $92 million for the three months ended June 30, 2010 and 2009, respectively.

Net operating revenues increased approximately $74 million, or 3.3%, in the three months ended June 30, 2010 as compared to the same period in 2009. During the three months ended June 30, 2010, we recorded an unfavorable patient revenue adjustment of approximately $20 million ($14 million related to prior years and $6 million related to the current year) for the estimated impact on our Medicare disproportionate share hospital (“DSH”) payments as a result of estimated lower Supplemental Security Income (“SSI”) percentages at certain of our hospitals. See “—Government Programs—Medicare—Disproportionate Share Hospital Payments” below for additional information. In addition, we recorded an $8 million unfavorable patient revenue adjustment related to the portion of our bad debts that will not be reimbursed by Medicare. During the three months ended June 30, 2009, we recorded an unfavorable adjustment of $23 million for the SSI matter described above ($16 million related to prior years and $7 million related to the then current year).

Primarily as a result of commercial managed care pricing improvement, including a 2.8% increase in our inpatient acuity and a favorable shift in payer mix, commercial managed care revenues increased by 2.0% despite the 7.2% decline in commercial managed care admissions and the decline of 5.4% in commercial managed care outpatient visits in the three months ended June 30, 2010 as compared to the same period in 2009.

	Three Months Ended June 30,
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2010	2009	Increase (Decrease)
Net inpatient revenue per admission	$11,569	$11,058	4.6%
Net inpatient revenue per patient day	$2,406	$2,288	5.2%
Net outpatient revenue per visit	$741	$704	5.3%
Net patient revenue per adjusted patient admission(1)	$11,348	$10,936	3.8%
Net patient revenue per adjusted patient day(1)	$2,380	$2,279	4.4%
Managed care: net inpatient revenue per admission	$12,994	$12,081	7.6%
Managed care: net outpatient revenue per visit	$861	$822	4.7%

(1)	Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Unit revenue improvement was evident across all key metrics, primarily reflecting the improved terms of our commercial managed care contracts and the provision of higher acuity services in the three months ended June 30, 2010 compared to the same period in 2009. The growth in net inpatient revenue per admission of 4.6% was adversely impacted by the Medicare DSH SSI and bad debt adjustments described above and a shift in payer mix, including a decline in commercial managed care admissions as a percentage of total admissions to 24.6% in the three months ended June 30, 2010 as compared to 26.0% in the three months ended June 30, 2009. The growth in net outpatient revenue per visit of 5.3% was also adversely impacted by a shift in payer mix, including a decline in commercial managed care outpatient visits as a percentage of total outpatient visits to 34.1% in the three months ended June 30, 2010 as compared to 35.7% in the same period in 2009.

	Three Months Ended June 30,
Selected Operating Expenses	2010	2009	Increase (Decrease)
Salaries, wages and benefits	$969	$949	2.1%
Supplies	395	395	—%
Other operating expenses	498	472	5.5%

Total	$1,862	$1,816	2.5%
Rent/lease expense(1)	$33	$36	(8.3)%
Salaries, wages and benefits per adjusted patient day(2)	$1,043	$1,009	3.4%
Supplies per adjusted patient day(2)	425	420	1.2%
Other operating expenses per adjusted patient day(2)	536	502	6.8%

Total per adjusted patient day	$2,004	$1,931	3.8%

(1)	Included in other operating expenses.
(2)	Adjusted patient days represent actual patient days adjusted to include outpatient services by multiplying actual patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Total selected operating expenses, which is defined as salaries, wages and benefits, supplies, and other operating expenses, increased by 3.8% on a per adjusted patient day basis in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Our cost metrics reflect merit increases in the fourth quarter of last year and increases in other operating expenses as discussed below when compared to the three months ended June 30, 2009.

Salaries, wages and benefits per adjusted patient day increased by 3.4% in the three months ended June 30, 2010 as compared to the same period in 2009. This increase is primarily due to annual merit increases for our employees and an increase in the number of employed physicians, partially offset by reduced contract labor expense, decreased accruals for annual incentive compensation and lower health benefit costs due to improved claims experience.

Supplies expense per adjusted patient day increased by 1.2% in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Supplies expense was unfavorably impacted by the increased utilization of high-cost implants and high-cost pharmaceuticals, partially offset by decreases in the cost of pacemakers. A portion of the increase in supplies expense per adjusted patient day was offset by revenue growth related to payments we receive from certain payers.

Other operating expenses per adjusted patient day increased by 6.8% in the three months ended June 30, 2010 as compared to the same period in 2009. The increase is primarily due to increases in the costs of repairs and maintenance, increased physician relocation costs, increased professional service fees, a reduction in information systems and business office costs allocable to discontinued operations, and increased hospital provider taxes, which were substantially offset by additional disproportionate share hospital payments recognized in revenues. These expenses were partially offset by a $2 million, or 7.4%, decline in malpractice expense to $25 million in the three months ended June 30, 2010 compared to $27 million in the three months ended June 30, 2009. The decline in malpractice expense is primarily attributable to a decrease in the average cost per claim, partially offset by a decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities. Declines in rent expense and physician and medical fees also had a favorable impact on other operating expenses.

	Three Months Ended June 30,
Provision for Doubtful Accounts	2010	2009	Increase (Decrease)
Provision for doubtful accounts	$173	$167	3.6%
Provision for doubtful accounts as a percentage of net operating revenues	7.5%	7.5%	—	%(1)
Collection rate on self-pay accounts(2)	29.5%	30.8%	(1.3	)%(1)
Collection rate from managed care payers	98.2%	97.9%	0.3	%(1)

(1)	The change is the difference between the amounts shown for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.
(2)	Self-pay accounts receivable are comprised of both uninsured and balance-after insurance receivables.

Provision for doubtful accounts increased by $6 million, or 3.6%, in the three months ended June 30, 2010 as compared to the same period in 2009. The increase in provision for doubtful accounts was related to the 130 basis point decline in our collection rate on self-pay accounts, a $6 million increase in uninsured revenues and higher pricing. These items were partially offset by the $28 million favorable adjustment for Medicare bad debts that we will claim on our Medicare cost reports.

Our self-pay collection rate, which is the blended collection rate for uninsured and balance-after insurance accounts receivable, declined to approximately 29.5% in the three months ended June 30, 2010 from 30.8% in the three months ended June 30, 2009.

The estimated direct and allocated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for uninsured patients were $97 million and $93 million in the three months ended June 30, 2010 and 2009, respectively.

The table below shows the pre-tax and after-tax impact on continuing operations for the three and six months ended June 30, 2010 and 2009 of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Expense) Income
Impairment of long-lived assets and goodwill, and restructuring charges	$2	$(1)	$2	$(6)
Litigation and investigation costs	(2)	(9)	(4)	(10)
Gain (loss) from early extinguishment of debt	—	(21)	—	113
Gain on sales of investments	—	15	—	15

Pre-tax impact	$—	$(16)	$(2)	$112
Deferred tax asset valuation allowance and other tax adjustments	$6	$1	$39	$74
Total after-tax impact	$6	$(8)	$38	$144
Diluted per-share impact of above items	$0.01	$(0.02)	$0.07	$0.31
Diluted earnings per share, including above items	$0.07	$0.01	$0.23	$0.41

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $711 million at June 30, 2010, an increase of $122 million from $589 million at March 31, 2010.

Significant cash flow items in the three months ended June 30, 2010 included:

•	Interest payments of $89 million;

•	Income tax refunds of $17 million;

•	Capital expenditures of $77 million;

•	$24 million in principal payments classified as operating cash outflows from continuing operations related to our 2006 civil settlement with the federal government;

•	Proceeds of $18 million from the sale of facilities and other assets related to discontinued operations, which proceeds were classified as an investing activity cash inflow;

•

Repurchases of $2 million aggregate principal amount of our 7 3/8% senior notes due 2013 and $2 million aggregate principal amount of our 9 1/4% senior notes due 2015 for total cash of approximately $4 million;

•	Preferred stock dividend payments of $6 million; and

•	The acquisition of an outpatient imaging business for $2 million, which was classified as an investing activity cash outflow.

Net cash provided by operating activities was $169 million in the six months ended June 30, 2010 compared to $164 million in the six months ended June 30, 2009. Key positive and negative factors contributing to the change between the 2010 and 2009 periods include the following:

•

Increased income from continuing operations before income taxes of $42 million, excluding net gain on sales of investments, investment earnings, gain from early extinguishment of debt, interest expense, litigation and investigation costs, impairment and restructuring charges, and depreciation and amortization in the six months ended June 30, 2010 compared to the six months ended June 30, 2009;

•

Lower interest payments of $39 million, primarily due to $23 million of interest payments that were accelerated and paid in the six months ended June 30, 2009 as a result of our exchange of approximately $1.4 billion aggregate principal amount of our 2011 and 2012 notes for new senior secured notes and other subsequent debt repurchases with the proceeds from our issuance of preferred stock and cash on hand that reduced our outstanding debt;

•

Lower aggregate annual 401(k) matching contributions and annual incentive compensation payments of $18 million ($105 million in the six months ended June 30, 2010 compared to $123 million in the six months ended June 30, 2009);

•	Additional income tax refunds of $12 million received in the six months ended June 30, 2010;

•	Lower payments on reserves for restructuring charges and litigation costs of $5 million;

•

$10 million of cash received from Stanislaus County in the six months ended June 30, 2009 with respect to the residency program funding grant agreement between our Doctors Medical Center and the County;

•	$23 million less of cash provided by operating activities from discontinued operations, principally due to accounts receivable collections in the prior year related to divested hospitals; and

•

Reduced cash flows of $70 million primarily due to the payment of additional outstanding accounts payable checks at December 31, 2009 and other changes in accrued liabilities, and $19 million in reduced cash flows from accounts receivable.

FORWARD-LOOKING STATEMENTS

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements represent management’s current belief, based on currently available information, as to the outcome and timing of future events. They involve known and unknown risks, uncertainties and other factors—many of which we are unable to predict or control—that may cause our actual results, performance or achievements, or health care industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the risks described in Item 1A of Part I of our Annual Report, Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 (“Q1 2010 Form 10-Q”) and “Forward-Looking Statements” under Item 1 of Part I of our Annual Report.

When considering forward-looking statements, a reader should keep in mind the risk factors and other cautionary statements in our Annual Report, our Q1 2010 Form 10-Q and this report. Should one or more of the risks and uncertainties described in our Annual Report, our Q1 2010 Form 10-Q or this report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim any obligation to update any information contained in a forward-looking statement or any forward-looking statement in its entirety and, therefore, disclaim any resulting liability for potentially related damages.

All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

SOURCES OF REVENUE

We receive revenues for patient services from a variety of sources, primarily managed care payers and the federal Medicare program, as well as state Medicaid programs, indemnity-based health insurance companies and self-pay patients (that is, patients who do not have health insurance and are not covered by some other form of third-party arrangement).

The table below shows the sources of net patient revenues for our general hospitals, expressed as percentages of net patient revenues from all sources:

	Three Months Ended June 30,			Six Months Ended June 30,
Net Patient Revenues from:	2010	2009	Increase (Decrease)(1)	2010	2009	Increase (Decrease)(1)
Medicare	23.2%	24.0%	(0.8)%	24.2%	25.4%	(1.2)%
Medicaid	9.3%	8.3%	1.0%	9.0%	8.1%	0.9%
Managed care – governmental	15.1%	14.9%	0.2%	15.0%	14.8%	0.2%
Managed care – commercial	41.4%	41.9%	(0.5)%	41.0%	41.2%	(0.2)%
Indemnity, self-pay and other	11.0%	10.9%	0.1%	10.8%	10.5%	0.3%

(1)	The increase (decrease) is the difference between the 2010 and 2009 percentages shown.

Our payer mix on an admissions basis for our general hospitals, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended June 30,			Six Months Ended June 30,
Admissions from:	2010	2009	Increase (Decrease)(1)	2010	2009	Increase (Decrease)(1)
Medicare	29.7%	29.9%	(0.2)%	30.5%	30.7%	(0.2)%
Medicaid	13.1%	12.0%	1.1%	12.8%	11.9%	0.9%
Managed care – governmental	23.0%	22.6%	0.4%	23.0%	22.6%	0.4%
Managed care – commercial	24.6%	26.0%	(1.4)%	24.4%	25.8%	(1.4)%
Indemnity, self-pay and other	9.6%	9.5%	0.1%	9.3%	9.0%	0.3%

(1)	The increase (decrease) is the difference between the 2010 and 2009 percentages shown.

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

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan, is a fee-for-service payment system. The other option, called Medicare Advantage, includes health maintenance organizations, preferred provider organizations, private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues for services provided to patients enrolled in the Original Medicare Plan for the three and six months ended June 30, 2010 and 2009 are set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue Descriptions	2010	2009	2010	2009
Diagnosis-related group – operating	$292	$294	$612	$615
Diagnosis-related group – capital	27	27	56	56
Outliers	13	18	27	39
Outpatient	115	105	229	210
Disproportionate share	53	51	110	109
Direct Graduate and Indirect Medical Education(1)	28	29	55	57
Other(2)	7	13	21	37
Adjustments for prior-year cost reports and related valuation allowances	(14)	(15)	(14)	(4)

Total Medicare net patient revenues	$521	$522	$1,096	$1,119

(1)	Includes Indirect Medical Education revenue earned by our children’s hospital under the Children’s Hospitals Graduate Medical Education Payment Program administered by the Health Resources and Services Administration of HHS.
(2)	The other revenue category includes one skilled nursing facility (which we sold in the three months ended June 30, 2009), inpatient psychiatric units, one inpatient rehabilitation hospital (which we closed in the three months ended March 31, 2009), inpatient rehabilitation units, one long-term acute care hospital, other revenue adjustments, and adjustments related to the estimates for current-year cost reports and related valuation allowances.

Disproportionate Share Hospital Payments

Information regarding the calculation of Medicare DSH payments to our hospitals is provided in our Annual Report and supplemented below. During the three months ended June 30, 2010, CMS released additional data regarding the federal fiscal year (“FFY”) 2007 Supplemental Security Income percentages, specifically, the Medicare Advantage (“Part C”) days included in the FFY 2007 SSI ratios released in June 2009. In addition, CMS issued a notice to hospitals indicating that, based on the agency’s review of the data, it appears that a significant number of non-teaching hospitals nationwide had not submitted Part C claims for FFYs 2007 and 2008 to the Medicare Part A contractor. Part C claims are submitted to the Medicare Advantage payer for payment; however, CMS requires hospitals to submit a “no-pay” or “shadow” bill to the Medicare Part A contractor. The notice instructs all non-teaching hospitals to submit the Part C no-pay claims for FFYs 2007 and 2008 to the Medicare Part A contractor by August 31, 2010, and submit an attestation of compliance with the requirement by September 15, 2010. We are in the process of submitting the required Part C no-pay claims and expect to complete the process by the August 31, 2010 deadline. CMS has not yet released the FFYs 2008 and 2009 SSI ratios and, according to the CMS website, revised FFYs 2007 and 2008 SSI ratios that will include the Part C data will not be released until the first quarter of FFY 2011. Despite a recent federal court decision that invalidates the inclusion of the Part C days in the SSI ratios, CMS has not indicated it intends to change its policy in this regard. As a result, in the three months ended June 30, 2010, we revised our estimate of the impact of using the FFY 2007 SSI ratios for the calculation of Medicare DSH payments for our non-teaching hospitals for 2007 and subsequent periods to reflect the inclusion of the estimated Part C days in the FFY 2007 SSI ratios; we have recorded an unfavorable adjustment to Medicare net revenue of $20 million ($14 million related to prior years and $6 million related to the current year). We intend to continue to pursue a reversal of CMS’ policy in this regard through the administrative and judicial appeal process; however, we cannot predict the outcome or timing of the appeals.

Medicaid

Medicaid programs and the corresponding reimbursement methodologies are administered by the states and vary from state to state and from year to year.

Estimated payments under various state Medicaid programs, excluding state-funded managed care Medicaid programs, constituted approximately 9.0% and 8.1% of net patient revenues at our continuing general hospitals for the six months ended June 30, 2010 and 2009, respectively. We also receive DSH payments under various state Medicaid programs. For the six months ended June 30, 2010 and 2009, our revenue attributable to Medicaid DSH payments and other state-funded subsidy payments was approximately $97 million and $86 million, respectively.

Medicaid patient revenues of our continuing general hospitals by state for the six months ended June 30, 2010 and 2009 are set forth in the table below:

	Six Months Ended June 30,
	2010	2009
Florida	$104	$88
California	70	60
Georgia	48	41
Missouri	41	36
South Carolina	36	26
Texas	33	31
Pennsylvania	23	28
North Carolina	14	15
Alabama	13	11
Nebraska	13	12
Tennessee	6	4

	$401	$352

Several states in which we operate have recently faced budgetary challenges that resulted in reduced Medicaid funding levels to hospitals and other providers. Most states began a new fiscal year on July 1 and, although most addressed projected shortfalls in their final budgets, some states may face mid-year budget gaps. In addition, many states based their budgets for the current fiscal year on the assumption that Congress would extend the increased Federal Medicaid Assistance Percentage (“FMAP”) enacted as part of the American Recovery and Reinvestment Act. The increased FMAP is scheduled to expire on December 31, 2010. The President’s FFY 2011 budget request included a proposal to extend the increase until June 30, 2011, but Congress has not approved legislation providing for such an extension. Mid-year budget gaps caused by the expiration of the increased FMAP or other factors could result in additional reductions to Medicaid payments or additional taxes on hospitals. Information regarding recent significant state proposals and actions that are likely to affect our hospitals is provided in our Annual Report and supplemented below.

California

In October 2009, the Governor of California signed legislation supported by the hospital industry to impose a provider fee on general acute care hospitals that, combined with federal matching funds, would be used to provide supplemental Medi-Cal payments to hospitals, as well as provide the state with $320 million annually for children’s health care coverage. The hospital fee program created by this legislation proposes to provide these payments for up to 21 months retroactive to April 2009 and expiring on December 31, 2010. The state has submitted the plan to CMS for a required review and approval process. Legislation amending the fee program to reflect the changes anticipated to be necessary to receive federal approval is currently being considered by the legislature. These revisions reflect directions provided by CMS to the California Department of Health Care Services. Among other changes, the legislation would leave distribution of “pass-through” payments received by Medi-Cal managed care plans to hospitals at the discretion of the plans. Additional changes may be required for the fee program to receive final approval from CMS. Based on the most recent modeling prepared by the California Hospital Association, we estimate that, if the legislation is enacted and the hospital fee program is approved and implemented, revenues, net of provider fees, for our California hospitals could increase by approximately $70 million for the full 21-month period of the plan. Legislation to extend the hospital fee program has been introduced and, if approved, would allow the state to extend the provider fee for the length of any FMAP extension passed by Congress.

In March 2010, a group of hospitals in Arizona, Nevada and Oregon filed a lawsuit in federal court against the California Department of Health Care Services, claiming in part that the hospital fee program authorized by the aforementioned legislation violates the commerce and equal protection clauses of the U.S. Constitution. The plaintiffs argued that their hospitals serve Medi-Cal patients who reside in the far northern and eastern parts of California, yet are excluded from receiving supplemental Medi-Cal payments authorized by the hospital fee program. The plaintiffs asked the court to issue a preliminary injunction to halt implementation of the legislation and payment of supplemental fees to California hospitals. In June 2010, the court dismissed the lawsuit, but left room for plaintiffs to challenge the hospital fee program again following approval of the program by CMS and final implementation by the state.

We are unable to predict what action the State of California or CMS might take with respect to the hospital fee program and, because of the uncertainty regarding the final implementation and administration of the legislation, including the methodology by which the Medi-Cal managed care plans will distribute pass-through payments to hospitals, we cannot provide any assurances regarding the estimated impact on our net patient revenues.

Florida

Earlier this year, the State of Florida authorized a 7% reduction to hospital inpatient and outpatient Medicaid rates, among other changes, if necessary to balance health care spending. We estimated that the annual impact of the reductions on our Florida hospitals would be a decrease in our Medicaid revenues of approximately $10 million. To date, the State of Florida has not implemented the statutory reductions. The state approves rate changes on a semi-annual basis. Based on the state’s most recent rate approval action effective July 1, 2010, we do not expect the reduction will be implemented during the remainder of 2010.

Georgia

The Indigent Care Trust Fund (“ICTF”), which, among other things, serves as the DSH program for private hospitals in the state of Georgia, is funded with state funds that are subject to an annual legislative appropriation. In 2009, we received approximately $8 million in ICTF funds. In May 2010, the Governor signed legislation appropriating ICTF funds for the state fiscal year ending June 30, 2010, and our hospitals in Georgia subsequently received ICTF payments totaling approximately $11 million.

In April 2010, the Georgia General Assembly approved a resolution to place a state constitutional amendment on the November 2, 2010 ballot relating to funding for trauma services. If approved, the amendment will add an annual $10 fee on certain car registrations in the state and generate approximately $80 million annually to be directed to the state’s network of designated trauma hospitals, physicians and emergency medical services. We operate two trauma hospitals in Georgia, however, we cannot predict if voters will approve the amendment or how the resulting funds will be distributed if it is approved.

In May 2010, the Governor signed legislation authorizing a hospital provider tax of 1.45% of net patient revenues to help balance the state budget and to fund an 11.5% increase in Medicaid hospital payments. CMS must approve the provider tax program before it can be implemented by the state. We cannot predict what action CMS might take with regard to approval of the plan or when action will be taken. Furthermore, although it is possible to calculate the amount of tax liability for our hospitals, amounts that our hospitals may receive in the form of additional Medicaid payments are not yet known. Accordingly, we cannot provide an estimate of the impact on net patient revenues of our Georgia hospitals at this time.

In July 2010, the Governor’s Office of Planning and Budget ordered all state agencies to begin withholding 4% of their budget allotments in August and to submit proposed reduction plans of 4%, 6% and 8% by September 1, 2010 in anticipation of a possible amended state fiscal 2011 budget. The order cited the uncertainty regarding extension of the increased FMAP as the reason for these actions and noted that some unspecified programs will be excluded from the 4% withhold. We cannot predict what impact the 4% withhold or a potential amended state fiscal 2011 budget might have on the state’s Medicaid program or net patient revenues of our Georgia hospitals at this time.

Pennsylvania

In February 2010, the Governor released his 2010-2011 budget proposal, which targeted certain core hospital supplemental payments for reductions. The proposed reductions to inpatient and outpatient DSH, medical education and community access payments, when combined with current fiscal year reductions, were expected to reduce net patient revenues for our Pennsylvania hospitals by approximately $8 million for the two-year period ending June 30, 2011. However, in July 2010, the Governor signed a final 2010-2011 budget that would avoid the proposed cuts through implementation of a state-wide hospital assessment, or provider tax. The three-year hospital assessment proposal must be approved by CMS, and we cannot predict what action CMS might take or when action will be taken. Under the legislation, the hospital assessment program will be accompanied by implementation of an all-payer refined diagnosis-related group (“APR-DRG”) reclassification system. If approved and implemented as currently modeled, the proposed assessment (which would be set at 2.69% of a hospital’s net patient revenues in the first year) and conversion to APR-DRGs, retroactively applied as of July 1, 2010, is expected to increase net Medicaid revenues for our two Philadelphia-area hospitals by an estimated $24 million in the 2010-2011 state fiscal year.

Separately, the commonwealth was recently awarded a $10 million federal grant to fund a pediatric health information technology initiative. Under the grant, our St. Christopher’s Hospital for Children will participate in developing a statewide pediatric electronic health record. We estimate that the hospital could realize up to $2 million under the grant.

Tennessee

The State of Tennessee recently established a hospital provider fee equal to 3.52% of net patient revenues that is intended to prevent $659 million (state and federal dollars) in proposed cuts to the TennCare program. The hospital fee program received CMS approval in June 2010. The program is not expected to have a material impact on net patient revenues of our Tennessee hospitals at this time.

Texas

The Texas Health and Human Services Commission is in the process of rebasing the Medicaid Standard Dollar Amount (“SDA”) rates for all Texas acute care hospitals. The rebased SDA rates will be implemented for admissions occurring on or after September 1, 2010. The state released preliminary data in May 2010 with a deadline of June 21, 2010 for hospitals to request a review. At this time, the state has not completed all requested reviews and, therefore, the hospital SDA rates are not yet final. In addition, the Medicaid managed care impact has yet to be determined. For these reasons, we cannot estimate the impact on net patient revenues of our Texas hospitals at this time.

To address a shortfall in the current fiscal year ending August 31, 2010 and a projected shortfall in the next fiscal year, the state has announced a 1% reduction in Medicaid payments to hospitals to be implemented on September 1, 2010. We estimate that this action will reduce traditional Medicaid inpatient payments to our hospitals in Texas by less than $1 million over the 12-month period beginning September 1, 2010. In addition, all state agencies have been instructed to prepare budget requests for the 2012-2013 biennium that identify savings equal to 5% of current allocations, as well as a supplemental schedule detailing an additional 10% reduction (in 5% increments).

Regulatory and Legislative Changes

Material updates to the information set forth in our Annual Report about the Medicare and Medicaid programs are provided below.

Payment and Policy Changes to the Medicare Inpatient Prospective Payment System

On May 21, 2010, CMS issued a notice implementing certain statutory measures included in the Health Care Reform Legislation that effect the current FFY 2010 inpatient prospective payment system (“IPPS”) payments (“FFY 2010 Notice”), including the FFY 2010 0.25% market basket reduction and a related reduction to the outlier threshold from $23,140 to $23,135. The market basket adjustment applies to discharges on or after April 1, 2010 and before October 1, 2010. Although CMS projects that the combined effect of all changes included in the FFY 2010 Notice will result in a 0.1% increase in current FFY 2010 payments to hospitals located in large urban areas (populations over one million), the impact includes a 0.3% increase related to an extension of geographic adjustments for which our hospitals do not qualify. As a result, we estimate that our revised IPPS rates will be reduced by 0.2% effective April 1, 2010. Using a 0.2% reduction as applied to our IPPS payments for the nine months ended June 30, 2010, the estimated impact of the payment changes in the FFY 2010 Notice is a decrease in our annual Medicare inpatient net revenues of approximately $3 million. Because of the uncertainty of factors that may influence our IPPS payments by individual hospital, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate.

On July 30, 2010, CMS issued the Changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2011 Rates (“Final Rule”). The Final Rule includes the following payment and policy changes effective for discharges on or after October 1, 2010, the beginning of the FFY:

•

A net market basket increase of 2.35%, which includes a full market basket increase of 2.6% minus the 0.25% reduction required by the Health Care Reform Legislation for Medicare severity-adjusted diagnosis-related group (“MS-DRG”) operating payments for hospitals reporting specified quality measure data; hospitals that successfully report quality measures included in the Reporting Hospital Quality Data for Annual Payment Update (“RHQDAPU”) program will receive the 2.35% update for 2011; hospitals that do not participate in the quality reporting program will receive an update of 0.35%;

•

A net increase of 1.25% for MS-DRG capital payments, which includes a capital update increase of 1.5% minus the 0.25% reduction as called for by the Health Care Reform Legislation for MS-DRG capital payments;

•

An additional reduction of 2.9% to the operating and capital rate updates to recoup 50% of the estimated overpayments in FFYs 2008 and 2009 due to hospital coding and documentation processes in connection with the transition to MS-DRGs;

•	A decrease in the cost outlier threshold from $23,135 to $23,075; and

•

The addition of 12 new quality measures to the RHQDAPU program set and the retirement of one measure (10 of the new measures will be considered in determining a hospital’s FFY 2012 update; the remaining two measures to be reported in 2011 will be considered in a hospital’s FFY 2013 update).

CMS projects that the combined effect of all changes included in the Final Rule will result in an average 0.4% decrease in payments to hospitals located in large urban areas (populations over one million). Using a 0.4% reduction as applied to our IPPS payments for the nine months ended June 30, 2010, the estimated impact of the payment changes in the Final Rule is a decrease in our annual Medicare inpatient net revenues of approximately $6 million. Because of the uncertainty of factors that may influence our IPPS payments by individual hospital, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate.

Payment Changes to the Medicare Inpatient Rehabilitation Facility Prospective Payment System

On July 16, 2010, CMS issued a notice updating the prospective payment rates for the Medicare Inpatient Rehabilitation Facility (“IRF”) Prospective Payment System (“PPS”) for FFY 2011 (“IRF-PPS Rate Notice”). The IRF-PPS Rate Notice includes the following payment changes:

•	A net payment increase for IRFs of 2.16%, which reflects a 2.5% market basket increase minus a 0.25% reduction as called for under the Health Care Reform Legislation; and

•	An increase in the outlier threshold for high cost outlier cases from $10,652 to $11,410.

At June 30, 2010, 10 of our general hospitals operated inpatient rehabilitation units; however, one of those units was closed effective July 1, 2010. CMS projects that the payment changes in the IRF-PPS Rate Notice will result in an estimated total increase in aggregate IRF payments of $135 million, or 2.16% of total IRF-PPS payments. This estimated increase includes an average 2.20% increase for rehabilitation units in urban areas for FFY 2011. Using the urban rehabilitation unit impact percentage as applied to our Medicare IRF payments for the nine months ended June 30, 2010, the annual impact of the payment changes in the IRF-PPS Rate Notice may result in an estimated increase in our Medicare revenues of approximately $1 million. Because of the uncertainty of the factors that may influence our future IRF payments, including legislative action, admission volumes, length of stay and case mix, and the impact of compliance with IRF admission criteria, we cannot provide any assurances regarding our estimate of the impact of these changes.

Payment Changes to the Medicare Inpatient Psychiatric Facility Prospective Payment System

On April 29, 2010, CMS issued a Notice of the Medicare Inpatient Psychiatric Facility (“IPF”) Prospective Payment System Update for the rate year beginning July 1, 2010 (“IPF-PPS Notice”). The IPF-PPS Notice includes the following payment changes:

•	An update to the IPF payment equal to the market basket of 2.4%, minus the 0.25% reduction as called for by the Health Care Reform Legislation; and

•	A decrease in the fixed dollar loss threshold amount for outlier payments from $6,565 to $6,372.

At June 30, 2010, 11 of our general hospitals operated inpatient psychiatric units. CMS projects that the combined impact of the payment changes will yield an average 2.26% increase in payments for all IPFs (including psychiatric units in acute care hospitals), and an average 2.29% increase in payments for psychiatric units of acute care hospitals located in urban areas. Using the urban psychiatric unit impact percentage as applied to our Medicare IPF payments for the 12 months ended June 30, 2010, the annual impact of all payment changes on our psychiatric units may result in an estimated increase in our Medicare revenues of approximately $1 million. Because of the uncertainty of the factors that may influence our future IPF payments, including future legislation, admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate of the impact of these changes.

Proposed Payment and Policy Changes to the Medicare Hospital Outpatient Prospective Payment System

On July 2, 2010, CMS released the Proposed Changes to the Hospital Outpatient Prospective Payment System (“OPPS”) and Calendar Year (“CY”) 2011 Payment Rates (“OPPS Proposed Rule”). The OPPS Proposed Rule includes the following payment and policy proposals:

•

A net update to OPPS payments equal to the estimated market basket of 2.15%, which takes into account a 0.25% reduction mandated by the Health Care Reform Legislation; hospitals that did not take part in the Hospital Outpatient Quality Data Reporting Program or that did not successfully report their quality measures will have their update reduced by two percentage points;

•	Continued use of the same quality reporting measures for CY 2011 as are in effect for CY 2010 for the pay-for-reporting program in order to receive the full OPPS update;

•

A planned three-year expansion of Hospital Outpatient Department quality measures beginning in 2012; CMS is proposing to increase the current 11 quality measures by adding a combination of structural, imaging efficiency and chart-abstracted measures, bringing the total number of outpatient measures to 30 by 2014;

•

Implementing policies for the changes passed in the Health Care Reform Legislation related to physician self-referral and the whole hospital exception (the proposed rule affirms the December 31, 2010 deadline for new facilities to have physician investment and a Medicare provider agreement in place); and

•

Relaxation of the direct supervision requirement for certain “nonsurgical extended duration therapy services” (sixteen procedure codes are proposed as services qualifying for the proposed policy change).

CMS projects that the combined impact of the proposed payment and policy changes in the OPPS Proposed Rule will yield an average 2.2% increase in payments for all hospitals and an average 2.2% increase in payments for hospitals in large urban areas (populations over 1 million). According to CMS’ estimates, the projected annual impact of the proposed payment and policy changes in the OPPS Proposed Rule on our hospitals is a $7 million increase in Medicare outpatient revenues. Because of the uncertainty regarding the proposals and other factors that may influence our future OPPS payments, including volumes, case mix and physician supervision requirements, we cannot provide any assurances regarding this estimate.

The American Recovery and Reinvestment Act of 2009

On July 13, 2010, CMS issued two final rules related to the adoption and dissemination of electronic health records (“EHRs”). One of the rules defines the “meaningful use” requirements that hospitals and other providers must meet to qualify for federal incentive payments for adopting EHRs under the ARRA. The meaningful use final rule includes the following provisions:

•

A requirement that hospitals meet 14 core objectives and select five objectives from a menu of 10 optional objectives for demonstrating that they are meaningful users of EHRs; the remaining five optional objectives may be deferred until year two (CMS’ original proposal required hospitals to meet 23 objectives);

•	A requirement that hospitals meet 15 clinical quality measures, instead of 35 as originally proposed;

•	A postponement of the administrative simplification objectives for electronic claims submission and eligibility checks; and

•	A limitation on the ability of states to tailor the federal meaningful use definition only as it pertains specifically to public health objectives and data registries.

The other final rule released on July 13, 2010 describes the technical capabilities required for certified EHR technology. Hospitals and other providers must adopt certified EHR technology, as well as demonstrate meaningful use to qualify for the federal incentive payments.

Health Care Reform Legislation

In March 2010, President Obama signed the Health Care Reform Legislation into law. The new law will result in sweeping changes across the health care industry. The primary goal of this comprehensive legislation is to extend health coverage to approximately 32 million uninsured legal U.S. residents through a combination of public program expansion and private sector health insurance reforms. To fund the expansion of insurance coverage, the legislation contains measures designed to promote quality and cost efficiency in health care delivery and to generate budgetary savings in the Medicare and Medicaid programs. We are unable to predict the full impact of the Health Care Reform Legislation at this time due to the law’s complexity and current lack of implementing regulations or interpretive guidance. However, we expect that several provisions of the Health Care Reform Legislation, including those described below, will have a material effect on our business.

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

In addition, the Health Care Reform Legislation contains a number of provisions intended to improve the quality and efficiency of medical care provided to Medicare and Medicaid beneficiaries. For example, the legislation expands payment penalties based on a hospital’s rates of hospital-acquired conditions (“HACs”). Currently, Medicare no longer assigns an inpatient hospital discharge to a higher paying MS-DRG if a selected HAC was not present on admission. Effective July 1, 2011, the Health Care Reform Legislation will likewise prohibit the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat HACs. Beginning in FFY 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will also receive a 1% reduction in Medicare payment rates. For discharges occurring during a fiscal year beginning on or after October 1, 2012, hospitals with excessive readmissions for certain conditions will receive reduced Medicare payments for all inpatient admissions. Separately, under a Medicare value-based purchasing program that will launch in FFY 2013, hospitals that satisfy certain performance standards will receive increased payments for discharges during the following fiscal year. These payments will be funded by decreases in payments to all hospitals for inpatient services. For discharges occurring during FFY 2014 and after, the performance standards must assess hospital efficiency, including Medicare spending per beneficiary. In addition, the Health Care Reform Legislation directs CMS to launch a national pilot program to study the use of bundled payments to hospitals, physicians and post-acute care providers relating to a single admission to promote collaboration and alignment on quality and efficiency improvement.

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

•

the creation of an Independent Payment Advisory Board that will make recommendations to Congress regarding additional changes to provider payments and other aspects of the nation’s health care system; and

•

new taxes on manufacturers and distributors of pharmaceuticals and medical devices used by our hospitals, as well as a requirement that manufacturers file annual reports of payments made to physicians.

Many of the law’s provisions will not take effect for months or several years, while others are effective immediately. Many provisions also will require the federal government and individual state governments to interpret and implement the new requirements. In addition, the Health Care Reform Legislation remains the subject of significant debate, and proposals to repeal, block or amend the law have been introduced in Congress and many state legislatures. Finally, a number of state attorneys general have filed legal challenges to the Health Care Reform Legislation seeking to block its implementation on constitutional grounds. Because of the many variables involved, we are unable to predict the net effect on us of the reductions in Medicare and Medicaid spending, the expected increases in revenues from providing care to previously uninsured individuals, and numerous other provisions in the law that may affect us. For additional information regarding the uncertainties associated with the Health Care Reform Legislation, see Item 1A of Part II of our Q1 2010 Form 10-Q.

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

The amount of our managed care net patient revenues during the six months ended June 30, 2010 and 2009 was $2.5 billion and $2.4 billion, respectively. Approximately 62% of our managed care net patient revenues for the six months ended June 30, 2010 was derived from our top ten managed care payers. National payers generate approximately 45% of our total net managed care revenues. The remainder comes from regional or local payers. At June 30, 2010 and December 31, 2009, approximately 56% and 57%, respectively, of our net accounts receivable related to continuing operations were due from managed care payers.

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

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have had 20 consecutive quarters of improved year-over-year managed care pricing, we expect some moderation in the pricing percentage increases in the future. It is not clear what impact, if any, the increased obligations on managed care and other payers imposed by the Health Care Reform Legislation will have on our ability to negotiate reimbursement increases.

In the six months ended June 30, 2010, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 71% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self-pay accounts pose significant collectability problems. At both June 30, 2010 and December 31, 2009, approximately 7% of our net accounts receivable related to continuing operations were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-payments and deductibles owed to us by patients with insurance. We have performed systematic analyses to focus our attention on drivers of bad debt for each hospital. While emergency department use is the primary contributor to our provision for doubtful accounts in the aggregate, this is not the case at all hospitals. As a result, we are increasing our focus on targeted initiatives that concentrate on non-emergency department patients. These initiatives are intended to promote process efficiencies in working self-pay accounts, as well as co-payment and deductible amounts owed to us by patients with insurance, that we deem highly collectible. We are dedicated to modifying and refining our processes as needed, enhancing our technology and improving staff training throughout the revenue cycle in an effort to increase collections and reduce accounts receivable.

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

On July 21, 2010, President Obama signed into law the Restoring American Financial Stability Act of 2010 (the “Dodd-Frank Act”). Among other things, the Dodd-Frank Act establishes a new Consumer Financial Protection Agency (“CFPA”) within the Federal Reserve and authorizes the CFPA to promulgate regulations to promote transparency, simplicity, fairness, accountability and equal access in the market for consumer financial products or services, including debt collection services. We are evaluating the potential impact of this legislation on the operations of our Conifer subsidiary. Because the legislation gives significant discretion to the CFPA in establishing regulatory requirements and enforcement priorities, the extent to which our operations could be affected will not be known until the agency is established and begins issuing proposed regulations.

The estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the three months ended June 30, 2010 and 2009 were approximately $97 million and $93 million, respectively, and for the six months ended June 30, 2010 and 2009 were $188 million and $173 million, respectively. We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. The estimated costs (based on the selected operating expenses described above) of caring for charity care patients for the three months ended June 30, 2010 and 2009 were approximately $29 million and $28 million, respectively, and for the six months ended June 30, 2010 and 2009 were approximately $54 million and $58 million, respectively.

RESULTS OF OPERATIONS

The following two tables summarize our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net operating revenues:
General hospitals	$2,241	$2,179	$4,523	$4,394
Other operations	62	50	119	97

Net operating revenues	2,303	2,229	4,642	4,491
Operating expenses:
Salaries, wages and benefits	969	949	1,956	1,914
Supplies	395	395	793	786
Provision for doubtful accounts	173	167	362	323
Other operating expenses, net	498	472	965	944
Depreciation and amortization	97	98	192	194
Impairment of long-lived assets and goodwill, and restructuring charges	(2)	1	(2)	6
Litigation and investigation costs	2	9	4	10

Operating income	$171	$138	$372	$314

Net operating revenues:
General hospitals	97.3%	97.8%	97.4%	97.8%
Other operations	2.7%	2.2%	2.6%	2.2%

Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	42.1%	42.6%	42.1%	42.6%
Supplies	17.2%	17.7%	17.1%	17.5%
Provision for doubtful accounts	7.5%	7.5%	7.8%	7.2%
Other operating expenses, net	21.6%	21.2%	20.8%	21.1%
Depreciation and amortization	4.2%	4.4%	4.1%	4.3%
Impairment of long-lived assets and goodwill, and restructuring charges	(0.1)%	—%	—%	0.1%
Litigation and investigation costs	0.1%	0.4%	0.1%	0.2%

Operating income	7.4%	6.2%	8.0%	7.0%

Net operating revenues of our continuing general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (primarily rental income, management fee revenue and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) a long-term acute care hospital and (3) a rehabilitation hospital, which we closed during the three months ended March 31, 2009. None of our individual hospitals represented more than 5% of our net operating revenues for the six months ended June 30, 2010, and two represented more than 5% (approximately 5.5% and 5.1%) of our total assets, excluding goodwill and intercompany receivables, at June 30, 2010.

Net operating revenues from our other operations were $119 million and $97 million in the six months ended June 30, 2010 and 2009, respectively. The increase in net operating revenues from other operations during 2010 primarily relates to our additional owned physician practices. Equity earnings for unconsolidated affiliates, included in our net operating revenues from other operations, were $1 million and $2 million for the three months ended June 30, 2010 and 2009, respectively, and $2 million and $4 million for the six months ended June 30, 2010 and 2009, respectively.

The tables below show certain selected historical operating statistics for our continuing hospitals.

	Three Months Ended June 30,				Six Months Ended June 30,
Admissions, Patient Days and Surgeries	2010	2009	Increase (Decrease)		2010	2009	Increase (Decrease)
Commercial managed care admissions	31,464	33,910	(7.2)%		63,490	68,433	(7.2)%
Governmental managed care admissions	29,354	29,402	(0.2)%		59,945	60,122	(0.3)%
Medicare admissions	37,967	39,001	(2.7)%		79,500	81,545	(2.5)%
Medicaid admissions	16,726	15,682	6.7%		33,334	31,498	5.8%
Uninsured admissions	6,050	5,963	1.5%		12,254	11,509	6.5%
Charity care admissions	2,516	2,797	(10.0)%		4,612	5,473	(15.7)%
Other admissions	3,674	3,553	3.4%		7,215	7,063	2.2%
Total admissions	127,751	130,308	(2.0)%		260,350	265,643	(2.0)%
Paying admissions (excludes charity and uninsured)	119,185	121,548	(1.9)%		243,484	248,661	(2.1)%
Total government program admissions	84,047	84,085	—%		172,779	173,165	(0.2)%
Charity admissions and uninsured admissions	8,566	8,760	(2.2)%		16,866	16,982	(0.7)%
Admissions through emergency department	74,606	74,570	—%		153,090	152,790	0.2%
Commercial managed care admissions as a percentage of total admissions	24.6%	26.0%	(1.4	)%(1)	24.4%	25.8%	(1.4	)%(1)
Emergency department admissions as a percentage of total admissions	58.4%	57.2%	1.2	%(1)	58.8%	57.5%	1.3	%(1)
Uninsured admissions as a percentage of total admissions	4.7%	4.6%	0.1	%(1)	4.7%	4.3%	0.4	%(1)
Charity admissions as a percentage of total admissions	2.0%	2.1%	(0.1	)%(1)	1.8%	2.1%	(0.3	)%(1)
Surgeries – inpatient	37,786	38,741	(2.5)%		75,198	77,228	(2.6)%
Surgeries – outpatient	53,499	53,425	0.1%		104,085	104,578	(0.5)%
Total surgeries	91,285	92,166	(1.0)%		179,283	181,806	(1.4)%
Patient days – total	614,365	629,714	(2.4)%		1,267,317	1,302,350	(2.7)%
Adjusted patient days(2)	929,186	940,472	(1.2)%		1,887,434	1,919,313	(1.7)%
Patient days – commercial managed care	124,737	133,321	(6.4)%		254,643	275,324	(7.5)%
Average length of stay (days)	4.8	4.8	—	(1)	4.9	4.9	—	(1)
Adjusted patient admissions(2)	194,828	195,962	(0.6)%		390,737	394,059	(0.8)%
Number of general hospitals (at end of period)	49	49	—	(1)	49	49	—	(1)
Licensed beds (at end of period)	13,420	13,419	—%		13,420	13,419	—%
Average licensed beds	13,435	13,411	0.2%		13,433	13,411	0.2%
Utilization of licensed beds(3)	50.3%	51.6%	(1.3	)%(1)	52.1%	53.7%	(1.6	)%(1)

(1)	The change is the difference between the 2010 and 2009 amounts shown.
(2)	Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.
(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Three Months Ended June 30,				Six Months Ended June 30,
Outpatient Visits	2010	2009	Increase (Decrease)		2010	2009	Increase (Decrease)
Commercial managed care visits	336,994	356,229	(5.4)%		662,550	704,049	(5.9)%
Governmental managed care visits	196,904	191,642	2.7%		385,598	374,073	3.1%
Medicare visits	216,778	214,427	1.1%		430,442	432,123	(0.4)%
Medicaid visits	78,959	77,030	2.5%		154,741	149,666	3.4%
Uninsured visits	98,226	95,969	2.4%		189,285	188,003	0.7%
Charity care visits	6,558	7,323	(10.4)%		12,086	14,937	(19.1)%
Other visits	54,287	53,848	0.8%		106,919	103,936	2.9%
Total visits	988,706	996,468	(0.8)%		1,941,621	1,966,787	(1.3)%
Paying visits (excludes charity and uninsured)	883,922	893,176	(1.0)%		1,740,250	1,763,847	(1.3)%
Total government program visits	492,641	483,099	2.0%		970,781	955,862	1.6%
Surgery visits	53,499	53,425	0.1%		104,085	104,578	(0.5)%
Emergency department visits	362,110	365,565	(0.9)%		712,430	718,096	(0.8)%
Charity visits and uninsured visits	104,784	103,292	1.4%		201,371	202,940	(0.8)%
Charity visits and uninsured visits as a percentage of total visits	10.6%	10.4%	0.2	%(1)	10.4%	10.3%	0.1	%(1)
Paying visits as a percentage of total visits	89.4%	89.6%	(0.2	)%(1)	89.6%	89.7%	(0.1	)%(1)
Commercial visits as a percentage of total visits	34.1%	35.7%	(1.6	)%(1)	34.1%	35.8%	(1.7	)%(1)

(1)	The change is the difference between 2010 and 2009 amounts shown.

	Three Months Ended June 30,			Six Months Ended June 30,
Revenues	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
Net operating revenues	$2,303	$2,229	3.3%	$4,642	$4,491	3.4%
Net patient revenues from commercial managed care	$916	$898	2.0%	$1,827	$1,784	2.4%
Revenues from the uninsured	$163	$157	3.8%	$324	$301	7.6%
Net inpatient revenues(1)	$1,478	$1,441	2.6%	$3,022	$2,955	2.3%
Net outpatient revenues(1)	$733	$702	4.4%	$1,439	$1,370	5.0%

(1)	Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $65 million for both the three months ended June 30, 2010 and 2009, and $132 million and $124 million for the six months ended June 30, 2010 and 2009, respectively. Net outpatient revenues include self-pay revenues of $98 million and $92 million for the three months ended June 30, 2010 and 2009, respectively, and $192 million and $177 million for the six months ended June 30, 2010 and 2009, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
Net inpatient revenue per admission	$11,569	$11,058	4.6%	$11,607	$11,124	4.3%
Net inpatient revenue per patient day	$2,406	$2,288	5.2%	$2,385	$2,269	5.1%
Net outpatient revenue per visit	$741	$704	5.3%	$741	$697	6.3%
Net patient revenue per adjusted patient admission(1)	$11,348	$10,936	3.8%	$11,417	$10,976	4.0%
Net patient revenue per adjusted patient day(1)	$2,380	$2,279	4.4%	$2,364	$2,253	4.9%
Managed care: net inpatient revenue per admission	$12,994	$12,081	7.6%	$12,895	$12,006	7.4%
Managed care: net outpatient revenue per visit	$861	$822	4.7%	$860	$817	5.3%

(1)	Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Three Months Ended June 30,			Six Months Ended June 30,
Selected Operating Expenses	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
Salaries, wages and benefits	$969	$949	2.1%	$1,956	$1,914	2.2%
Supplies	395	395	—%	793	786	0.9%
Other operating expenses	498	472	5.5%	965	944	2.2%

Total	$1,862	$1,816	2.5%	$3,714	$3,644	1.9%
Rent/lease expense(1)	$33	$36	(8.3)%	$66	$71	(7.0)%
Salaries, wages and benefits per adjusted patient day(2)	$1,043	$1,009	3.4%	$1,036	$997	3.9%
Supplies per adjusted patient day(2)	425	420	1.2%	420	410	2.4%
Other operating expenses per adjusted patient day(2)	536	502	6.8%	512	492	4.1%

Total per adjusted patient day	$2,004	$1,931	3.8%	$1,968	$1,899	3.6%

(1)	Included in other operating expenses.
(2)	Adjusted patient days represent actual patient days adjusted to include outpatient services by multiplying actual patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Three Months Ended June 30,				Six Months Ended June 30,
Provision for Doubtful Accounts	2010	2009	Increase (Decrease)		2010	2009	Increase (Decrease)
Provision for doubtful accounts	$173	$167	3.6%		$362	$323	12.1%
Provision for doubtful accounts as a percentage of net operating revenues	7.5%	7.5%	—	%(1)	7.8%	7.2%	0.6	%(1)
Collection rate on self-pay accounts(2)	29.5%	30.8%	(1.3	)%(1)	29.5%	30.8%	(1.3	)%(1)
Collection rate from managed care payers	98.2%	97.9%	0.3	%(1)	98.2%	97.9%	0.3	%(1)

(1)	The change is the difference between the 2010 and 2009 amounts shown.
(2)	Self-pay accounts receivable are comprised of both uninsured and balance-after insurance receivables.

THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THREE MONTHS ENDED JUNE 30, 2009

Revenues

During the three months ended June 30, 2010, net operating revenues from continuing operations increased 3.3%, which included a 3.2% increase in net patient revenues, compared to the three months ended June 30, 2009. Increases in pricing, including the provision of higher acuity services and a favorable shift in commercial managed care payer mix, were the largest contributing factors, resulting in a 4.8% increase in net patient revenues, while declines in our inpatient admissions and outpatient visits resulted in a 1.6% decrease in net patient revenues.

Our net inpatient revenues for the three months ended June 30, 2010 increased by 2.6% compared to the three months ended June 30, 2009. There were various positive and negative factors impacting our net inpatient revenues.

Key positive factors include:

•	Improved commercial managed care pricing as a result of renegotiated contracts;

•	The provision of higher acuity services, including a 2.8% increase in acuity for commercial managed care inpatients; and

•	Medicaid DSH payments and other state-funded subsidiary payments of $58 million in the three months ended June 30, 2010 compared to $44 million in the three months ended June 30, 2009.

Key negative factors include:

•	A decrease in commercial managed care admissions of 7.2%;

•	An $8 million unfavorable patient revenue adjustment in the three months ended June 30, 2010 related to the portion of our bad debts that will not be reimbursed by Medicare; and

•

An unfavorable patient revenue adjustment of approximately $20 million ($14 million related to prior years and $6 million related to the current year) in the three months ended June 30, 2010 for the estimated impact on our DSH payments as a result of estimated lower SSI percentages at certain of our hospitals compared to $23 million in the three months ended June 30, 2009.

Patient days and total admissions decreased during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 by 2.4% and 2.0%, respectively. We believe the following factors contributed to the overall decline in our inpatient volume levels: (1) loss of patients to competing health care providers; (2) strategic reduction of services related to our Targeted Growth Initiative, which seeks to de-emphasize or eliminate less profitable service lines; and (3) the current weak economic conditions, which we believe have adversely impacted the level of elective procedures performed at our hospitals.

Net outpatient revenues during the three months ended June 30, 2010 increased 4.4% compared to the three months ended June 30, 2009, despite a 0.8% decline in total outpatient visits. The primary reasons for the increase in revenues are improved terms of our commercial managed care contracts and the provision of higher acuity services. The growth in net outpatient revenue per visit of 5.3% was adversely impacted by a shift in payer mix, including a decline in commercial managed care outpatient visits as a percentage of total outpatient visits to 34.1% in the three months ended June 30, 2010 as compared to 35.7% in the same period in 2009.

Salaries, Wages and Benefits

Salaries, wages and benefits expense as a percentage of net operating revenues decreased 0.5% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Salaries, wages and benefits per adjusted patient day increased approximately 3.4% in the three months ended June 30, 2010 as compared to the same period in 2009. The increase is primarily due to annual merit increases for our employees and an increase in the number of employed physicians, partially offset by reduced contract labor expense, decreased accruals for annual incentive compensation and lower health benefit costs due to improved claims experience. Contract labor expense, which is included in salaries, wages and benefits, was $18 million in the three months ended June 30, 2010, a decrease of $4 million, or 18%, as compared to the same period in 2009.

We currently have labor contracts and collective bargaining agreements that cover registered nurses, service and maintenance workers, and other employees at 10 of our general hospitals in California, three of our general hospitals in Florida, one of our general hospitals in Philadelphia and, as of July 2010, one of our general hospitals in Houston. At June 30, 2010, approximately 19% of the employees at our hospitals and related health care facilities were represented by labor unions. We are in the process of renegotiating our existing labor contracts, nearly all of which are scheduled to expire in the next eight months. At this time, we are unable to predict the outcome of those negotiations. Furthermore, we are unable to predict the outcome of union organizing activities by labor unions pursuant to the terms of our peace accords, as described in our Annual Report. Significant increases in salaries, wages and benefits resulting from renegotiated or new collective bargaining agreements could have a material adverse effect on us.

Some of our hospitals have filed protective claims with the Internal Revenue Service (“IRS”) to recover the employer portion of certain payroll taxes paid prior to 2005 on behalf of medical residents. Such claims have been the subject of considerable litigation in the health care industry. In March 2010, the IRS announced that it was conceding that stipends paid to medical residents were eligible for exemption from the taxes. In May 2010, the IRS issued notices to taxpayers that had filed protective claims providing further clarification of the documentation that would be required before the IRS would process the claims. We are in the process of satisfying those documentary requirements. When the documentary process is completed, such claims, if approved by the IRS, could exceed $15 million, including interest. Pending the completion of the documentary process, we have not recorded any benefit with respect to such claims.

Included in salaries, wages and benefits expense for both the three months ended June 30, 2010 and 2009 were $6 million of stock-based compensation expense.

Supplies

Supplies expense as a percentage of net operating revenues was 17.2% for the three months ended June 30, 2010 compared to 17.7% for the three months ended June 30, 2009; supplies expense per adjusted patient day increased by 1.2% in the three months ended June 30, 2010 compared to the same period in 2009. Supplies expense was unfavorably impacted by the increased utilization of high-cost implants and high-cost pharmaceuticals, partially offset by decreases in the cost of pacemakers. A portion of the increase in supplies expense per adjusted patient day was offset by revenue growth related to payments we receive from certain payers.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net operating revenues was 7.5% for both the three months ended June 30, 2010 and 2009. Provision for doubtful accounts increased by $6 million, or 3.6%, in the three months ended June 30, 2010 as compared to the same period in 2009. The increase in the provision for doubtful accounts was related to the 130 basis point decline in our collection rate on self-pay accounts, a $6 million increase in uninsured revenues and higher pricing. These items were partially offset by the $28 million favorable adjustment for Medicare bad debts that we will claim on our Medicare cost reports. Our self-pay collection rate, which is the blended collection rate for uninsured and balance-after insurance accounts receivable, declined to approximately 29.5% in the three months ended June 30, 2010 from 30.8% in the three months ended June 30, 2009.

The table below shows the net accounts receivable and allowance for doubtful accounts by payer at June 30, 2010 and December 31, 2009:

	June 30, 2010			December 31, 2009
	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net
Medicare	$163	$—	$163	$162	$—	$162
Medicaid	125	—	125	106	—	106
Net cost report settlements payable and valuation allowances	(22)	—	(22)	(24)	—	(24)
Commercial managed care	514	56	458	527	62	465
Governmental managed care	192	—	192	185	—	185
Self-pay uninsured	204	178	26	204	175	29
Self-pay balance after	126	68	58	118	62	56
Estimated future recoveries from accounts assigned to collection agencies	32	—	32	35	—	35
Other payers	161	42	119	164	42	122

Total continuing operations	1,495	344	1,151	1,477	341	1,136
Total discontinued operations	29	20	9	50	28	22

	$1,524	$364	$1,160	$1,527	$369	$1,158

A significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-payments and deductibles owed to us by patients with insurance. Collection of accounts receivable has been a key area of focus, particularly over the past several years, as we have experienced adverse changes in our business mix. At June 30, 2010, our collection rate on self-pay accounts was approximately 29.5%, including collections from point-of-service through collections by our collection agency subsidiary. We have experienced a downward trend in our self-pay collection rate over the past five quarters as follows: 31.4% at March 31, 2009; 30.8% at June 30, 2009; 30.3% at September 30, 2009; 30.1% at December 31, 2009; and 29.9% at March 31, 2010. These self-pay collection rates include payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being classified and assigned to our in-house self-pay collection group. Based on our accounts receivable from self-pay patients and co-payments and deductibles owed to us by patients with insurance at June 30, 2010, a hypothetical 10% decline in our self-pay collection rate, or approximately 3%, would result in an unfavorable adjustment to provision for doubtful accounts of approximately $6 million.

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated collection rate from managed care payers was approximately 98.2% at June 30, 2010 and 98.0% at December 31, 2009, which includes collections from point-of-service through collections by our collection agency subsidiary.

Although we continue to strive to improve our methodology for evaluating the collectability of our accounts receivable, we may incur future charges if there are unfavorable changes in the trends affecting the net realizable value of our accounts receivable.

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”), and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from continuing operations of $1.173 billion and $1.160 billion at June 30, 2010 and December 31, 2009, respectively, excluding cost report settlements payable and valuation allowances of $22 million and $24 million at June 30, 2010 and December 31, 2009, respectively:

	June 30, 2010
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	96%	68%	79%	25%	71%
61-120 days	4%	22%	12%	32%	15%
121-180 days	—%	10%	5%	12%	6%
Over 180 days	—%	—%	4%	31%	8%

Total	100%	100%	100%	100%	100%

	December 31, 2009
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	94%	63%	78%	26%	69%
61-120 days	3%	24%	12%	27%	15%
121-180 days	3%	11%	5%	13%	6%
Over 180 days	—%	2%	5%	34%	10%

Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations were 46 days at both June 30, 2010 and December 31, 2009. AR Days at June 30, 2010 and December 31, 2009 were within our target of less than 50 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our revenue from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

As of June 30, 2010, we had a cumulative total of patient account assignments dating back at least three years or older of approximately $4.3 billion related to our continuing operations being pursued by our collection agency subsidiary. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts at collection agencies is determined based on our historical experience and recorded in accounts receivable.

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

The following table shows the approximate amount of net accounts receivable in our MEP, still awaiting determination of eligibility under a government program at June 30, 2010 and December 31, 2009, by aging category:

	June 30, 2010	December 31, 2009
0-60 days	$85	$66
61-120 days	15	18
121-180 days	5	5
Over 180 days(1)	—	—

Total	$105	$89

(1)	Includes accounts receivable of $10 million at both June 30, 2010 and December 31, 2009 that are fully reserved.

Other Operating Expenses, Net

Other operating expenses as a percentage of net operating revenues increased by 0.4% in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Other operating expenses per adjusted patient day increased by approximately 6.8% in the three months ended June 30, 2010 as compared to the same period in 2009. This increase is principally due to increases in the costs of repairs and maintenance ($8 million), increased physician relocation costs ($3 million), increased professional service fees ($4 million), a reduction in information systems and business office costs allocable to discontinued operations ($4 million), and increased hospital provider taxes ($4 million), which were substantially offset by additional DSH payments recognized in revenues. A gain on sale of assets of $2 million recorded in the three months ended June 30, 2009 also contributed to the increase. Partially offsetting these increases was a $2 million, or 7.4%, decline in malpractice expense to $25 million in the three months ended June 30, 2010 compared to $27 million in the three months ended June 30, 2009. The decline in malpractice expense is principally due to a 0.7% decrease in the average cost per claim, partially offset by $4 million of expense from a 30 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities. Declines in rent expense ($2 million) and physician and medical fees ($4 million) also had a favorable impact on other operating expenses.

Impairment of Long-Lived Assets and Goodwill and Restructuring Charges

During the three months ended June 30, 2010, we recorded $2 million of impairment credits related to the collection of a note receivable due from a buyer of one of our previously divested hospitals, which had been fully reserved in a prior year.

During the three months ended June 30, 2009, we recorded a $1 million impairment charge for the write-down of a note receivable due from a buyer of one of our previously divested hospitals as a result of the buyer filing for bankruptcy.

Litigation and Investigation Costs

Litigation and investigation costs in continuing operations for the three months ended June 30, 2010 were $2 million compared to $9 million for the three months ended June 30, 2009. The 2010 costs primarily relate to changes in reserve estimates established in connection with certain governmental reviews further described in Note 11 to the Condensed Consolidated Financial Statements. The 2009 costs primarily relate to an increase in the estimated liability for wage and hour actions that were settled in May 2009 and paid during the three months ended September 30, 2009.

Interest Expense

During the three months ended June 30, 2010, we recorded interest expense of $107 million compared to $120 million for the three months ended June 30, 2009. The decrease in interest expense primarily relates to our repurchases of outstanding senior notes using the proceeds from our issuance of mandatory convertible preferred stock in 2009 and the approximately $3 million in net interest expense during the three months ended June 30, 2009 related mark-to-market adjustments on our interest rate swap agreement and LIBOR cap agreement, partially offset by higher interest rates on the senior notes issued in 2009.

Gain (Loss) from Early Extinguishment of Debt

During the three months ended June 30, 2009, we recorded a loss from early extinguishment of debt of approximately $24 million in connection with the repurchases of outstanding senior notes related to the write-off of unamortized note discounts and issuance costs. We also recorded a gain from early extinguishment of debt of approximately $3 million for cash we received relating to the difference in the fair values of tendered senior notes as compared to the fair values of the senior secured notes issued in connection with an exchange, net of the write-off of unamortized note discounts, issuance costs and unrecognized interest rate hedge settlements associated with the senior notes tendered.

Investment Earnings (Loss)

During the three months ended June 30, 2010, we recorded investment earnings of $1 million compared to investment losses of $5 million during the three months ended June 30, 2009. We recorded a $7 million loss related to an agreement reached during June 2009 for the early redemption of our $56 million investment in hospital authority bonds related to previously divested hospitals in the Dallas, Texas area for $49 million of cash that we received in June 2009.

Net Gain on Sales of Investments

During the three months ended June 30, 2009, we recorded a gain on sale of investments of approximately $15 million in continuing operations related to the sale of our 50% membership interest in Peoples Health Network (“PHN”), the company that administered the operations of our former Medicare Advantage HMO in Louisiana.

Income Taxes Expense

During the three months ended June 30, 2010, we recorded income tax expense of $20 million compared to $4 million during the three months ended June 30, 2009. See Note 12 to the Condensed Consolidated Financial Statements for additional detail about the 2010 amount.

SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO SIX MONTHS ENDED JUNE 30, 2009

Revenues

During the six months ended June 30, 2010, net operating revenues from continuing operations increased 3.4%, which included a 3.1% increase in net patient revenues, compared to the six months ended June 30, 2009. Increases in pricing, including the provision of higher acuity services and a favorable shift in commercial managed care payer mix, were the largest contributing factors, resulting in a 4.9% increase in net patient revenues, while declines in our inpatient admissions and outpatient visits resulted in a 1.8% decrease in net patient revenues.

Our net inpatient revenues for the six months ended June 30, 2010 increased by 2.3% compared to the six months ended June 30, 2009. There were various positive and negative factors impacting our net inpatient revenues.

Key positive factors include:

•	Improved commercial managed care pricing as a result of renegotiated contracts;

•	The provision of higher acuity services, including a 3.2% increase in acuity for commercial managed care inpatients; and

•	Medicaid DSH payments and other state-funded subsidiary payments of $97 million in the six months ended June 30, 2010 compared to $86 million in the six months ended June 30, 2009.

Key negative factors include:

•	A decrease in commercial managed care admissions of 7.2%;

•	An $8 million unfavorable patient revenue adjustment in the six months ended June 30, 2010 related to the portion of our bad debts that will not be reimbursed by Medicare; and

•

An unfavorable patient revenue adjustment of approximately $20 million ($14 million related to prior years and $6 million related to the current year) in the six months ended June 30, 2010 for the estimated impact on our DSH payments as a result of estimated lower SSI percentages at certain of our hospitals compared to $23 million in the six months ended June 30, 2009.

Patient days and total admissions decreased during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 by 2.7% and 2.0%, respectively. Our patient volumes in the six months ended June 30, 2010 were partially adversely impacted by a decline in flu-related volumes, as well as weather-related disruptions. We believe the following factors also contributed to the overall decline in our inpatient volume levels: (1) loss of patients to competing health care providers; (2) strategic reduction of services related to our Targeted Growth Initiative, which seeks to de-emphasize or eliminate less profitable service lines; and (3) the current weak economic conditions, which we believe have adversely impacted the level of elective procedures performed at our hospitals.

Net outpatient revenues during the six months ended June 30, 2010 increased 5.0% compared to the six months ended June 30, 2009, despite a 1.3% decline in total outpatient visits. The primary reasons for the increase in revenues are improved terms of our commercial managed care contracts and the provision of higher acuity services. The growth in outpatient revenue per visit of 6.3% was adversely impacted by a shift in payer mix, including a decline in commercial managed care outpatient visits as a percentage of total outpatient visits to 34.1% in the six months ended June 30, 2010 as compared to 35.8% in the same period in 2009.

Salaries, Wages and Benefits

Salaries, wages and benefits expense as a percentage of net operating revenues decreased 0.5% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Salaries, wages and benefits per adjusted patient day increased approximately 3.9% in the six months ended June 30, 2010 as compared to the same period in 2009. The increase is primarily due to annual merit increases for our employees, an increase in the number of employed physicians and higher state unemployment taxes, partially offset by a decline in part-time employee headcount and reduced contract labor expense. Contract labor expense, which is included in salaries, wages and benefits, was $36 million in the six months ended June 30, 2010, a decrease of $14 million, or 28%, as compared to the same period in 2009. Salaries, wages and benefits expense for both the six months ended June 30, 2010 and 2009 included $13 million of stock-based compensation expense.

Supplies

Supplies expense as a percentage of net operating revenues was 17.1% for the six months ended June 30, 2010 compared to 17.5% for the six months ended June 30, 2009; supplies expense per adjusted patient day increased by 2.4% in the six months ended June 30, 2010 compared to the same period in 2009. The increase in supplies expense is primarily due to the increased utilization of high-cost implants and high-cost pharmaceuticals, partially offset by decreases in the cost of pacemakers. A portion of the increase in supplies expense was offset by revenue growth related to payments we receive from certain payers.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net operating revenues was 7.8% for the six months ended June 30, 2010 compared to 7.2% for the six months ended June 30, 2009. The increase in the provision for doubtful accounts was related to the 130 basis point decline in our collection rate on self-pay accounts, a $23 million increase in uninsured revenues and higher pricing. These items were partially offset by the $28 million favorable adjustment for Medicare bad debts that we will claim on our Medicare cost reports. Our self-pay collection rate declined to approximately 29.5% in the six months ended June 30, 2010 from 30.8% in the six months ended June 30, 2009.

Other Operating Expenses, Net

Other operating expenses as a percentage of net operating revenues decreased by 0.3% in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Other operating expenses per adjusted patient day increased by approximately 4.1% in the six months ended June 30, 2010 as compared to the same period in 2009. This increase is primarily due to increases in the costs of repairs and maintenance ($10 million), a reduction in information systems and business office costs allocable to discontinued operations ($8 million), increased physician relocation costs ($4 million), higher costs of contracted services ($3 million) and increased hospital provider taxes ($8 million), which were substantially offset by additional DSH payments recognized in revenues. Partially offsetting these increases was a $12 million, or 25%, decline in malpractice expense to $36 million in the six months ended June 30, 2010 compared to $48 million in the six months ended June 30, 2009. The decline in malpractice expense is principally due to a 1.3% decrease in the average cost per claim and a decrease of $1 million from a six basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities. Declines in rent expense ($5 million) and physician and medical fees ($9 million) also had a favorable impact on other operating expenses.

Impairment of Long-Lived Assets and Goodwill and Restructuring Charges

During the six months ended June 30, 2010, we recorded $2 million of impairment credits related to the collection of a note receivable due from a buyer of one of our previously divested hospitals, which had been fully reserved in a prior year. During the six months ended June 30, 2009, we recorded $6 million in net impairment and restructuring charges, consisting of $3 million in employee severance and other related costs and a $3 million impairment charge for the write-down of a note receivable due from a buyer of one of our previously divested hospitals as a result of the buyer filing for bankruptcy.

Litigation and Investigation Costs

Litigation and investigation costs in continuing operations for the six months ended June 30, 2010 were $4 million compared to $10 million for the six months ended June 30, 2009. The 2010 costs primarily relate to changes in reserve estimates established in connection with certain governmental reviews further described in Note 11 to the Condensed Consolidated Financial Statements and costs to defend the Company in various matters. The 2009 costs primarily relate to an increase in the estimated liability for wage and hour actions that were settled in May 2009 and paid during the three months ended September 30, 2009.

Interest Expense

During the six months ended June 30, 2010, we recorded interest expense of $216 million compared to $230 million for the six months ended June 30, 2009. The decrease in interest expense primarily relates to our repurchases of outstanding senior notes using the proceeds from our issuance of mandatory convertible preferred stock in 2009, partially offset by higher interest rates on the senior notes issued in 2009.

Gain (Loss) from Early Extinguishment of Debt

During the three months ended March 31, 2009, we recorded a gain from early extinguishment of debt of approximately $134 million relating to the estimated fair values of new senior secured notes issued in a note exchange in March 2009 at less than their par values, net of the write-off of unamortized note discounts, issuance costs and unrecognized interest rate hedge settlements associated with the senior notes tendered. In the three months ended June 30, 2009, we recorded a loss from early extinguishment of debt of approximately $24 million in connection with the repurchases of outstanding senior notes related to the write-off of unamortized note discounts and issuance costs. During the three months ended June 30, 2009, we also recorded a gain from early extinguishment of debt of approximately $3 million for cash we received related to the difference in the fair values of tendered senior notes as compared to the fair values of the senior secured notes issued in connection with an exchange, net of the write-off of unamortized note discounts, issuance costs and unrecognized interest rate hedge settlements associated with the senior notes tendered.

Investment Earnings (Loss)

During the six months ended June 30, 2010, we recorded investment earnings of $2 million compared to investment losses of $3 million for the six months ended June 30, 2009. We recorded a $7 million loss related to an agreement reached during June 2009 for the early redemption of our $56 million investment in hospital authority bonds related to previously divested hospitals in the Dallas, Texas area for $49 million of cash that we received in June 2009.

Net Gain on Sales of Investments

During the six months ended June 30, 2009, we recorded a gain on sale of investments of approximately $15 million in continuing operations related to the sale of our 50% membership interest in PHN.

Income Taxes (Expense) Benefit

During the six months ended June 30, 2010, we recorded income tax expense of $23 million compared to $9 million during the six months ended June 30, 2009. See Note 12 to the Condensed Consolidated Financial Statements for additional detail about the 2010 amount.

ADDITIONAL SUPPLEMENTAL NON-GAAP DISCLOSURES

The financial information provided throughout this report, including our Condensed Consolidated Financial Statements and the notes thereto, has been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, we use certain non-GAAP financial measures defined below in communications with investors, analysts, rating agencies, banks and others to assist such parties in understanding the impact of various items on our financial statements, some of which are recurring or involve cash payments. In addition, we from time to time use these measures to define certain performance targets under our compensation programs.

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

The table below shows the reconciliation of Adjusted EBITDA to net income (loss) attributable to our common shareholders (the most comparable GAAP term) for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$25	$(15)	$113	$163
Less: Net income attributable to noncontrolling interests	(4)	(1)	(5)	(6)
Preferred stock dividends	(6)	—	(12)	—
Loss from discontinued operations, net of tax	(10)	(17)	(5)	(31)

Income from continuing operations	45	3	135	200
Income tax expense	(20)	(4)	(23)	(9)
Investment earnings (loss)	1	(5)	2	(3)
Gain (loss) from early extinguishment of debt	—	(21)	—	113
Net gain on sales of investments	—	15	—	15
Interest expense	(107)	(120)	(216)	(230)

Operating income	171	138	372	314
Litigation and investigation costs	(2)	(9)	(4)	(10)
Impairment of long-lived assets and goodwill, and restructuring charges	2	(1)	2	(6)
Depreciation and amortization	(97)	(98)	(192)	(194)

Adjusted EBITDA	$268	$246	$566	$524

Net operating revenues	$2,303	$2,229	$4,642	$4,491

Adjusted EBITDA as % of net operating revenues (Adjusted EBITDA margin)	11.6%	11.0%	12.2%	11.7%

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

The following table shows the reconciliation of Adjusted Free Cash Flow to net cash provided by operating activities (the most comparable GAAP term) for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net cash provided by operating activities	$191	$170	$169	$164
Less:
Income tax refunds, net	17	22	34	22
Payments against reserves for restructuring charges and litigation costs	(27)	(28)	(51)	(56)
Net cash provided by (used in) operating activities from discontinued operations, excluding income taxes	3	(26)	5	28

Adjusted net cash provided by operating activities – continuing operations	198	202	181	170
Purchases of property and equipment – continuing operations	(70)	(53)	(148)	(138)
Construction of new and replacement hospitals	(7)	(18)	(12)	(34)

Adjusted Free Cash Flow – continuing operations	$121	$131	$21	$(2)

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

There have been no material changes to our obligations to make future cash payments under contract as disclosed in our Annual Report, except for long-term debt, as described below:

•

In July 2010, we repurchased $34 million aggregate principal amount of our 9 7/ 8% senior notes due 2014 and approximately $7 million aggregate principal amount of our 9 1/ 4% senior notes due 2015 for total cash of approximately $43 million;

•

In June 2010, we repurchased $2 million aggregate principal amount of our 7 3/ 8% senior notes due 2013 and $2 million aggregate principal amount of our 9 1/ 4% senior notes due 2015 for total cash of approximately $4 million; and

•	In March 2010, we repurchased $6 million aggregate principal amount of our 9 1/ 4% senior notes due 2015 for cash of approximately $6 million.

As part of our long-term objective to manage our capital structure, we may from time to time seek to retire, purchase, redeem or refinance some of our outstanding debt or equity securities subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. These actions are part of our strategy to manage our leverage and capital structure over time, which is dependent on our total amount of debt, our cash and our operating results. At June 30, 2010, using the last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 3.5x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors. We intend to manage this ratio by following our business plan, managing our cost structure and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. In addition, we intend to negotiate a new credit facility in the third quarter of 2010 to replace our existing $800 million senior secured credit facility, which matures in November 2011. Subject to market and other conditions, we anticipate that this new facility will provide for borrowings up to a similar aggregate principal amount as our existing facility and provide less restrictive covenants on the repurchase of our own securities, which is presently substantially limited to the repurchase of debt only. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in Item 1A of Part I of our Annual Report and Item 1A of Part II of our Q1 2010 Form 10-Q.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities, including amounts to comply with applicable laws and regulations, equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new buildings, and various other capital improvements.

Capital expenditures were $160 million and $173 million in the six months ended June 30, 2010 and 2009, respectively. We anticipate that our capital expenditures for the year ending December 31, 2010 will total approximately $475 million to $525 million, including $66 million that was accrued as a liability at December 31, 2009. Our anticipated 2010 capital expenditures include approximately $4 million to meet seismic requirements for our California facilities. We currently estimate spending a total of approximately $47 million (of which approximately $24 million was spent prior to January 1, 2010) to comply with the requirements under California’s seismic regulations compared to our estimate as of March 31, 2010 of approximately $80 million. Our current estimated seismic costs are considerably lower than certain previous estimates because a number of our hospitals have been evaluated as having reduced risk using a new seismic evaluation tool. There may be further reductions to our estimated seismic costs as the State of California has recently enacted new regulations relating to the seismic evaluation tool and a new state building code; we are currently evaluating these new regulations to determine what impact they will have on our cost estimate. Our total estimated seismic expenditure amount has not been adjusted for future inflation. Our budgeted capital expenditures for the year ending December 31, 2010 also include approximately $12 million to improve disability access at certain of our facilities as a result of a consent decree in a class action lawsuit. We expect to spend a total of approximately $111 million on such improvements over the next six years.

Interest payments, net of capitalized interest, were $201 million and $240 million in the six months ended June 30, 2010 and 2009, respectively. The decrease is primarily due to $23 million of interest payments that were accelerated and paid in the six months ended June 30, 2009 as a result of our exchange of approximately $1.4 billion aggregate principal amount of our 2011 and 2012 notes for new senior secured notes, as well as other subsequent debt repurchases that reduced our outstanding debt.

Income tax refunds, net of tax payments, were approximately $34 million in the six months ended June 30, 2010 compared to approximately $22 million during the six months ended June 30, 2009.

SOURCES AND USES OF CASH

Our liquidity for the six months ended June 30, 2010 was primarily derived from cash on hand. We had approximately $711 million of cash and cash equivalents on hand at June 30, 2010 to fund our operations and capital expenditures.

Our primary source of operating cash is the collection of accounts receivable. As we experience changes in our business mix and as admissions of uninsured and underinsured patients grow, our operating cash flow is negatively impacted due to lower levels of cash collections and higher levels of bad debt.

Net cash provided by operating activities was $169 million in the six months ended June 30, 2010 compared to $164 million in the six months ended June 30, 2009. Key positive and negative factors contributing to the change between the 2010 and 2009 periods include the following:

•

Increased income from continuing operations before income taxes of $42 million, excluding net gain on sales of investments, investment earnings, gain from early extinguishment of debt, interest expense, litigation and investigation costs, impairment and restructuring charges, and depreciation and amortization in the six months ended June 30, 2010 compared to the six months ended June 30, 2009;

•

Lower interest payments of $39 million, primarily due to $23 million of interest payments that were accelerated and paid in the six months ended June 30, 2009 as a result of our exchange of approximately $1.4 billion aggregate principal amount of our 2011 and 2012 notes for new senior secured notes and other subsequent debt repurchases with the proceeds from our issuance of preferred stock and cash on hand that reduced our outstanding debt;

•

Lower aggregate annual 401(k) matching contributions and annual incentive compensation payments of $18 million ($105 million in the six months ended June 30, 2010 compared to $123 million in the six months ended June 30, 2009);

•	Additional income tax refunds of $12 million received in the six months ended June 30, 2010;

•	Lower payments on reserves for restructuring charges and litigation costs of $5 million;

•

$10 million of cash received from Stanislaus County in the six months ended June 30, 2009 with respect to the residency program funding grant agreement between our Doctors Medical Center and the County;

•	$23 million less of cash provided by operating activities from discontinued operations, principally due to accounts receivable collections in the prior year related to divested hospitals; and

•

Reduced cash flows of $70 million primarily due to the payment of additional outstanding accounts payable checks at December 31, 2009 and other changes in accrued liabilities, and $19 million in reduced cash flows from accounts receivable.

Proceeds from the sales of facilities and other assets related to discontinued operations during the six months ended June 30, 2009 aggregated $221 million, primarily from the sale of USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital.

We continue to seek further initiatives to increase the efficiency of our balance sheet by generating incremental cash. These initiatives include the sale of our medical office buildings and excess land, buildings or other underutilized or inefficient assets. We are currently seeking to sell up to 30 of our owned medical office buildings. However, there is no assurance that we will consummate a sale of these buildings.

Capital expenditures were $160 million and $173 million for the six months ended June 30, 2010 and 2009, respectively, including approximately $12 million and $34 million in the same respective periods for construction of a replacement hospital for our East Cooper Regional Medical Center in Mt. Pleasant, South Carolina.

We use fair market value to record our investments that are available-for-sale. As shown in Note 14 to the Condensed Consolidated Financial Statements, the majority of our investments are valued based on quoted market prices or other observable inputs. We have no investments that we expect will be negatively affected by the current economic downturn that will materially impact our financial condition, results of operations or cash flows.

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

We have a five-year, $800 million senior secured revolving credit facility, which matures on November 16, 2011, that is collateralized by patient accounts receivable at our acute care and specialty hospitals, and bears interest at our option based on the London Interbank Offered Rate plus 150 basis points or Citigroup’s base rate, as defined in the credit agreement, plus 50 basis points. We are currently in compliance with all covenants and conditions in our revolving credit agreement. Additional information about the credit agreement is provided in our Annual Report. Based on our eligible receivables, $491 million was available for borrowing under the revolving credit facility at June 30, 2010. There were no cash borrowings outstanding under the revolving credit facility at June 30, 2010, and we had approximately $181 million of letters of credit outstanding.

In July 2010, we repurchased $34 million aggregate principal amount of our 9 7/ 8% senior notes due 2014 and approximately $7 million aggregate principal amount of our 9 1/ 4% senior notes due 2015 for total cash of approximately $43 million. In June 2010, we repurchased $2 million aggregate principal amount of our 7 3/ 8% senior notes due 2013 and $2 million aggregate principal amount of our 9 1/ 4% senior notes due 2015 for total cash of approximately $4 million. In March 2010, we repurchased $6 million aggregate principal amount of our 9 1/ 4% senior notes due 2015 for cash of approximately $6 million.

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

We believe that existing cash and cash equivalents on hand, availability under our revolving credit facility, anticipated future cash provided by operating activities, and our investments in marketable securities of our captive insurance companies classified as noncurrent investments on our balance sheet should be adequate to meet our current cash needs. These sources of liquidity should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt and other presently known operating needs. Long-term liquidity for debt service will be dependent on improved cash provided by operating activities, results of balance sheet initiatives previously discussed and, given favorable market conditions, future borrowings or refinancings. However, our cash requirements could be materially affected by a deterioration in our results of operations, as well as the various uncertainties discussed in this and other sections, which could require us to pursue any number of financing options, including, but not limited to, additional borrowings, debt refinancings, asset sales or other financing alternatives. The level, if any, of these financing sources, and the ability of our counterparties to close asset sales as previously anticipated, cannot be assured.

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

OFF-BALANCE SHEET ARRANGEMENTS

Excluding the hospitals whose operating results are included in discontinued operations, our consolidated operating results for the six months ended June 30, 2010 and 2009 include $492 million and $470 million, respectively, of net operating revenues and $58 million and $53 million, respectively, of income from operations generated from four general hospitals operated by us under lease arrangements. In accordance with GAAP, the applicable buildings and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet as they are considered operating leases. The current terms of these leases expire between 2014 and 2027, not including lease extensions that we have options to exercise. If these leases expire, we would no longer generate revenue or expenses from these hospitals.

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $266 million of standby letters of credit outstanding and guarantees as of June 30, 2010.

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

The table below presents information about certain of our market-sensitive financial instruments as of June 30, 2010. The fair values were determined based on quoted market prices for the same or similar instruments. At June 30, 2010, we had no borrowings with variable interest rates.

	Maturity Date, Years Ending December 31,
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$2	$67	$58	$998	$100	$3,266	$4,491	$4,603
Average effective interest rates	9.9%	6.9%	6.8%	7.8%	10.3%	10.5%	9.8%

At June 30, 2010, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio. At June 30, 2010, the net accumulated unrealized gain related to our captive insurance companies’ investment portfolios was approximately $1 million.

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

During the second quarter of 2010, there were no changes to our internal control over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Because we provide health care services in a highly regulated industry, we have been and expect to continue to be subject to various lawsuits, claims and regulatory proceedings from time to time. The ultimate resolution of these matters, individually or in the aggregate, whether as a result of litigation or settlement, could have a material adverse effect on our business (both in the near and long term), financial condition, results of operations or cash flows. For information regarding currently pending legal and regulatory proceedings, other than routine matters incidental to our business, we refer you to:

•	Note 11 to the Condensed Consolidated Financial Statements included in this report;

•	Part I, Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2009 (“Annual Report”); and

•	Part II, Item 1, Legal Proceedings, of our subsequent Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.

No significant developments occurred in the legal and regulatory proceedings described in our Annual Report in the three months ended June 30, 2010.

ITEM 6.	EXHIBITS

(10)	Material Contracts

(a) Second Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, filed May 12, 2010)*

(b) Amendment One to Second Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8, filed May 12, 2010)*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(a) Certification of Trevor Fetter, President and Chief Executive Officer

(b) Certification of Biggs C. Porter, Chief Financial Officer

(32)	Section 1350 Certifications of Trevor Fetter, President and Chief Executive Officer, and Biggs C. Porter, Chief Financial Officer

(101 INS)**	XBRL Instance Document

(101 SCH)**	XBRL Taxonomy Extension Schema Document

(101 CAL)**	XBRL Taxonomy Extension Calculation Linkbase Document

(101 DEF)**	XBRL Taxonomy Extension Definition Linkbase Document

(101 LAB)**	XBRL Taxonomy Extension Label Linkbase Document

(101 PRE)**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)

Date: August 2, 2010	By:	/S/ DANIEL J. CANCELMI
Daniel J. Cancelmi Senior Vice President and Controller (Principal Accounting Officer)